Form 10-Q
period 2004-12-31
NEWS CORP
filed 2005-02-04
CIK 1308161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 001-32352

NEWS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 852-7000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒(1)

(1)	News Corporation’s predecessor, The News Corporation Limited (now called News Holdings Limited) was a foreign private issuer as of its fiscal year ended June 30, 2004.

As of February 2, 2005, 1,893,190,670 shares of Class A Common Stock, par value $0.01 per share, and 1,044,776,157 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	For the three months ended December 31,		For the six months ended December 31,
	2004	2003	2004	2003
Revenues	$6,562	$5,553	$11,708	$10,168
Expenses:
Operating expenses	4,485	3,867	7,865	6,884
Selling, general, and administrative	938	771	1,797	1,563
Depreciation and amortization	149	145	277	279
Other operating charge	36	—	49	—

Operating income	954	770	1,720	1,442
Other (expense) income:
Interest expense, net	(137)	(131)	(262)	(264)
Equity earnings (losses) of affiliates	48	(31)	63	17
Other, net	(114)	(186)	77	20

Income before income tax expense and minority interest in subsidiaries	751	422	1,598	1,215
Income tax expense	(276)	(161)	(456)	(443)
Minority interest in subsidiaries, net of tax	(89)	(46)	(131)	(102)

Net income	$386	$215	$1,011	$670

Basic earnings per share:
Class A	$0.14	$0.08	$0.37	$0.27
Class B	$0.12	$0.07	$0.31	$0.22

Diluted earnings per share:
Class A	$0.14	$0.08	$0.36	$0.27
Class B	$0.11	$0.07	$0.30	$0.22

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	At December 31, 2004	At June 30, 2004
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$5,195	$4,051
Cash on deposit	—	287
Receivables, net	5,504	4,214
Inventories, net	1,913	1,530
Deferred income taxes	540	521
Other	421	396

Total current assets	13,573	10,999

Non-current assets:
Receivables	743	766
Investments	10,940	10,914
Inventories, net	2,561	2,669
Property, plant, and equipment, net	4,481	3,796
Intangible assets	11,374	10,998
Goodwill	8,239	7,153
Other non-current assets	994	1,048

Total non-current assets	39,332	37,344

Total assets	$52,905	$48,343

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings	$319	$1,084
Accounts payable, accrued expenses and other current liabilities	4,410	3,963
Participations, residuals and royalties payable	1,256	890
Program rights payable	728	654
Deferred revenue	620	467

Total current liabilities	7,333	7,058

Non-current liabilities:
Borrowings	10,860	9,080
Other liabilities	3,959	3,878
Deferred income taxes	4,042	3,620
Minority interest in subsidiaries	3,559	3,832
Commitments and contingencies
Shareholders’ Equity:
Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,892,316,370 shares and 1,934,840,645 shares issued and outstanding, net of 108,610,296 and 0 treasury shares at par at December 31, and June 30, 2004, respectively	19	19
Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 1,044,776,157 shares and 1,049,962,215 shares issued and outstanding, net of 313,721,702 and 0 treasury shares at par at December 31, and June 30, 2004, respectively	10	11
Additional paid-in capital	24,340	23,636
Accumulated deficit and accumulated other comprehensive loss	(1,217)	(2,791)

Total shareholders’ equity	23,152	20,875

Total liabilities and shareholders’ equity	$52,905	$48,343

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the six months ended December 31,
	2004	2003
Operating activities:
Net income	$1,011	$670
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	277	279
Amortization of cable distribution investments	58	63
Equity earnings of affiliates	(63)	(17)
Cash distributions received from investees	52	10
Other, net	(77)	(20)
Minority interest in subsidiaries, net of tax	131	102
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(1,026)	(1,102)
Inventories, net	(276)	(424)
Accounts payable and other liabilities	893	1,064

Net cash provided by operating activities	980	625

Investing activities:
Property, plant, and equipment, net at acquisitions	(425)	(136)
Acquisitions, net of cash acquired	(114)	(147)
Investments in equity affiliates	(61)	(3,179)
Other investments	(30)	(49)
Proceeds from sale of non-current assets	544	387

Net cash used in investing activities	(86)	(3,124)

Financing activities:
Borrowings	1,755	359
Repayment of borrowings and exchangeable securities	(1,829)	(479)
Cash on deposit	275	157
Issuance of shares	37	529
Dividends paid	(121)	(97)

Net cash provided by financing activities	117	469

Net increase (decrease) in cash and cash equivalents	1,011	(2,030)
Cash and cash equivalents, beginning of year	4,051	4,477
Exchange movement on opening cash balance	133	51

Cash and cash equivalents, end of period	$5,195	$2,498

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

On November 12, 2004, a new Delaware corporation named News Corporation became, through a wholly-owned subsidiary named News Australia Holdings Pty Ltd (“News Australia Holdings”), the parent of News Holdings Limited (formerly known as The News Corporation Limited), an Australian corporation (“TNCL” or for periods prior to November 12, 2004, the “Company”). We refer to these transactions collectively as the “Reorganization.”

In the Reorganization, all outstanding TNCL ordinary shares and preferred limited voting ordinary shares were cancelled and shares of Class B Common Stock and Class A Common Stock, respectively, were issued in exchange on a one for two share basis. The financial statements have been presented as if the one for two share exchange took place on July 1, 2003.

News Corporation (the “Company”) is a diversified entertainment and media company. The Company manages and reports its businesses in eight segments, which are: Filmed Entertainment, Television, Cable Network Programming, Direct Broadcast Satellite Television, Magazines and Inserts, Newspapers, Book Publishing and Other.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. general accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these unaudited consolidated financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

These interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2004 included in the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2004.

The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Certain fiscal 2004 amounts have been reclassified to conform to the fiscal 2005 presentation.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1- Basis of Presentation (continued)

The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and in accordance with its provisions, applies the intrinsic value method set forth in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.”

The following table reflects the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions for stock-based employee compensation. These pro forma effects may not be representative of future amounts since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and additional options may be granted in future years.

	For the three months ended December 31,		For the six months ended December 31,
	2004	2003	2004	2003
	(in millions, except per share data)
Net income, as reported	$386	$215	$1,011	$670
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15)	(22)	(33)	(44)

Pro forma net income	$371	$193	$978	$626

As reported:
Basic earnings per share
Class A	$0.14	$0.08	$0.37	$0.27
Class B	$0.12	$0.07	$0.31	$0.22
Diluted earnings per share
Class A	$0.14	$0.08	$0.36	$0.27
Class B	$0.11	$0.07	$0.30	$0.22

Pro forma:
Basic earnings per share
Class A	$0.13	$0.08	$0.35	$0.25
Class B	$0.11	$0.06	$0.30	$0.21
Diluted earnings per share
Class A	$0.13	$0.08	$0.35	$0.25
Class B	$0.11	$0.06	$0.29	$0.21

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1- Basis of Presentation (continued)

In accordance with SFAS No. 130, “Reporting Comprehensive Income,” total comprehensive income for the Company consists of the following:

	For the three months ended December 31,		For the six months ended December 31,
	2004	2003	2004	2003
	(in millions)
Net income, as reported	$386	$215	$1,011	$670
Other comprehensive income:
Foreign currency translation adjustments	487	(1,397)	543	(1,824)
Unrealized holding (losses) gains on securities, net of tax	28	12	20	18

Total comprehensive income	$901	$(1,170)	$1,574	$(1,136)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (R), “Share-Based Payment.” This standard will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values. That cost will be recognized over the vesting period. SFAS No. 123(R) will become effective for the Company in the first quarter of fiscal 2006. An illustration of the impact on the Company using a Black-Scholes option valuation methodology is presented above.

In October 2004, the American Jobs Creation Act (the “Act”) was signed into law. The Act provides for a special one-time tax deduction of 85% for certain foreign earnings that are repatriated, as defined in the Act. In December 2004, the FASB issued a FASB Staff Position; “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). FSP FAS 109-2 allows companies additional time to evaluate the effect of the Act as to whether unrepatriated foreign earnings continue to qualify for the SFAS No. 109 exception regarding non-recognition of deferred tax liabilities and would require explanatory disclosures from those who need the additional time. Through December 31, 2004, the Company has not provided deferred taxes on substantially all of the undistributed earnings of foreign subsidiaries since substantially all such earnings were expected to be permanently invested in foreign operations but has started an evaluation of the effects of the repatriation provision. Whether the Company will ultimately take advantage of this provision depends on a number of factors, including reviewing future Congressional or Treasury Department guidance, before a determination can be made. The range of possible amounts that the Company is considering for repatriation under this provision is up to approximately $300 million. The related potential range of income tax is up to approximately $20 million.

Note 2- Incorporation in the United States

On November 12, 2004, the Reorganization was accomplished under Australian law whereby the holders of TNCL’s ordinary and preferred limited voting ordinary shares, including those ordinary shares and preferred limited voting ordinary shares represented by American Depositary Shares, had their shares cancelled and received in exchange shares of Class B Common Stock and Class A Common Stock of News Corporation, respectively, on a one for two share basis. Reorganization costs expensed during the three and six month periods ended December 31, 2004 amounted to $36 million and $49 million, respectively, and are included in Other operating charge in the unaudited consolidated statements of operations.

As a result of the Reorganization, News Corporation became the new parent company of TNCL. News Corporation has a primary listing on the New York Stock Exchange and secondary listings on the Australian Stock Exchange and in due course, expects to obtain a secondary listing on the London Stock Exchange.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2- Incorporation in the United States (continued)

In connection with the Reorganization, the Company acquired from the Murdoch Interests the approximate 58% interest in Queensland Press Pty limited (“QPL”) not already owned by the Company through the acquisition of the Cruden Group of companies. The Murdoch Interests are certain trusts, the beneficiaries of which include Mr. K.R. Murdoch, members of his family and certain charities. The principal assets of the Cruden Group were shares of the Company and a 58% interest in QPL. QPL owns a publishing business which includes two metropolitan and eight regional newspapers in Queensland, Australia, as well as shares of News Corporation. The consideration for the acquisition of the net assets of the Cruden Group, excluding shares of the Company owned directly through the Cruden Group and indirectly (through QPL), was the issuance of approximately 60 million shares of Class B Common Stock valued at approximately $1 billion and the assumption of approximately $400 million of debt. All of the debt assumed was retired during the three months ended December 31, 2004. The excess purchase price over the fair value of the net assets acquired of approximately $1.2 billion has been preliminarily allocated to certain indefinite-lived intangibles and goodwill, which in accordance with SFAS No. 142 are not being amortized. The allocation of the excess is not final and is subject to changes upon completion of final valuations of certain assets and liabilities. A future reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets could reduce future earnings as a result of additional amortization. For every $100 million reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets, Depreciation and amortization expense would increase by approximately $10 million per year representing amortization expense assuming an average useful life of 10 years. The results of QPL have been included in the Company’s consolidated statements of operations from November 12, 2004, the date of acquisition. As a result of the purchase of this interest in QPL, the Company’s ownership interest in QPL increased from 42% to 100% and accordingly on November 12, 2004, the Company ceased to equity account for QPL.

In exchange for the approximately 78 million shares of Class A Common Stock and approximately 247 million shares of Class B Common Stock which were owned directly through the Cruden Group and indirectly (through QPL) by the Cruden Group, the Murdoch Interests received shares of News Corporation in the same exchange ratio as all other holders of Company shares in the Reorganization. The number of shares of Class A Common Stock that the Murdoch Interests received was reduced by the number of shares equal in value to the net debt and certain other net liabilities of the Cruden Group which were assumed by the Company in the transaction. The shares issued to the Murdoch Interests was approximately 60 million shares Class A Common Stock, approximately 247 million shares of Class B Common Stock with an approximate value of $7 billion and the Company assumed approximately $250 million of net debt and certain other net liabilities of the Cruden Group. All of the debt assumed was retired during the three months ended December 31, 2004.

The Company shares acquired through the acquisition of the Cruden Group as well as the shares which were indirectly owned by the Company through its 42% ownership interest in QPL prior to the acquisition are considered treasury shares. The treasury shares are accounted for using the par value method. Shares of Class A Common Stock and shares of Class B Common Stock held in treasury at December 31, 2004 were approximately 109 million and 314 million, respectively. The Company has not retired any shares held in treasury during the six months ended December 31, 2004.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3- Investments

The Company’s investments were comprised of the following at:

		Ownership Percentage	December 31, 2004	June 30, 2004
			(in millions)
Equity investments:

The DIRECTV Group, Inc. (1)(2)(4)	Direct Broadcast Satellite operator principally in the U.S.	34%	$6,640	$6,813

Gemstar-TV Guide International Inc. (4)	U.S. print and electronic guidance company	41%	610	604
Regional Programming Partners (1)	U.S. partnership holding interests in sporting networks, teams and arenas	40%	992	943

British Sky Broadcasting Group plc (4)	U.K. DBS operator	36% (June 2004: 35%)	596	495
China Network Systems	Taiwan cable TV operator	various	220	250
Independent Newspapers Limited	New Zealand media company	44%	330	315
FOXTEL	Australian pay TV operator	25%	86	90
National Geographic Channel (US) (1)(3)	U.S. cable channel	67%	177	172
National Geographic International (1)	International cable channel	50%	76	71
Other equity affiliates		various	600	493
Cost investments			613	668

			$10,940	$10,914

(1)	Held by the Company’s 82% owned subsidiary, Fox Entertainment Group, Inc. (“FEG”).
(2)	The Company purchased its 34% interest in The DIRECTV Group, Inc. (“DIRECTV”) during fiscal 2004. (See below).
(3)	The Company does not control this entity as it does not hold a majority on the Board, is unable to dictate operating decision -making and the National Geographic Channel is not a variable interest entity.
(4)	The market values of our investments in DIRECTV, Gemstar-TV Guide International Inc. and British Sky Broadcasting Group plc were $7,691 million, $1,053 million and $7,308 million, respectively, at December 31, 2004.

DIRECTV

Investments in equity affiliates primarily reflect the Company’s investment in DIRECTV and includes the excess of fair value over the Company’s proportionate share of DIRECTV’s underlying net assets at December 22, 2003, as adjusted to record such net assets at fair value, most notably the adjustment to the carrying value of DIRECTV’s SPACEWAY and PanAmSat businesses and assets and its deferred subscriber acquisition costs. This excess, approximately $3.6 billion, has been allocated to finite-lived intangibles, which are being amortized over lives ranging from 6-20 years, and to certain indefinite-lived intangibles and goodwill, which are not subject to amortization in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3- Investments (continued)

Summarized financial information for DIRECTV accounted for under the equity method is as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2004	2003	2004	2003
	(in millions)
Revenues	$3,362	$2,754	$6,224	$5,133
Operating losses	(437)	(177)	(1,987)	(169)
Loss from continuing operations before discontinued operations and cumulative effect of accounting changes	(283)	(307)	(1,209)	(309)
Net losses	(283)	(310)	(1,292)	(333)

The Company’s share of DIRECTV’s losses for the six months ended December 31, 2004 was $177 million and includes the Company’s share of DIRECTV’s increased loss from its sale of PanAmSat resulting from a reduction in the sales proceeds, the Company’s portion of the SPACEWAY program impairment and the amortization of certain finite-lived intangibles.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -Inventories, net

Inventories, net consisted of the following at:

	December 31, 2004	June 30, 2004
	(in millions)
Current inventories:
Raw materials	$124	$98
Work and projects in progress	48	52
Finished goods	127	139
Programming rights	1,648	1,270

	1,947	1,559
Less: inventory reserve	(34)	(29)

Total current inventories, net	1,913	1,530

Non-current inventories:
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	689	734
Completed, not released	109	125
In production	496	545
In development or preproduction	67	52

	1,361	1,456

Television productions:
Released (including acquired libraries)	411	449
Completed, not released	—	13
In production	220	112
In development or preproduction	1	1

	632	575

Total filmed entertainment costs, less accumulated amortization	1,993	2,031
Programming rights	568	638

Total non-current inventories	2,561	2,669

Total inventories, net	$4,474	$4,199

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Borrowings

Eurobonds

During the six months ended December 31, 2004, the Company retired the remaining Eurobonds outstanding for $302 million.

New Millennium II

In May 2004, the Company ended the transfer term under the New Millennium II Agreement, the Company’s film financing vehicle, and will no longer draw any borrowings under the facility. In accordance with the terms of the termination, the Company will repay $636 million of the facility in fiscal 2005 and $23 million in fiscal 2006. During the six months ended December 31, 2004, the Company repaid $507 million of the facility. At December 31, and June 30, 2004, $153 million and $659 million, respectively, remained outstanding and were included in Borrowings on the consolidated balance sheets and the corresponding interest expense was included in Interest expense, net in the unaudited consolidated statements of operations. Subsequent to December 31, 2004, the Company repaid principal of $83 million of the facility.

Notes due 2014 & Notes due 2034

On December 3, 2004, the Company issued approximately $750 million in Senior Notes due 2014 at 5.30% and $1,000 million in Senior Notes due 2034 at 6.20%. The Company received proceeds of $1,743 million on the issuance of debt, net of expenses.

Note 6—Acquisitions and Disposals

Fiscal 2005 Transactions

In September 2004, the Company purchased Telecom Italia’s 20% interest in SKY Italia, increasing the Company’s ownership interest in SKY Italia to 100%, for aggregate cash consideration of $108 million (€88 million) before fees.

In October 2004, the Company and its 34% investee, DIRECTV, announced a series of transactions with Grupo Televisa, Globopar and Liberty Media International, Inc. that will result in the reorganization of the companies’ direct-to-home (“DTH”) satellite TV platforms in Latin America. The transactions will result in DIRECTV Latin America and Sky Latin America consolidating their two DTH platforms into a single platform in each of the major territories served in the region. As part of these transactions, DIRECTV will acquire News Corporation’s interests in Sky Brasil and Innova. As the Sky Multi-Country Partners transaction has closed, the Company has recorded a pre-tax loss during the quarter of $55 million. Upon the completion of the reorganization of the other platforms, which is subject to the necessary governmental approvals, the Company will record a gain. As a result of these transactions, the Company’s transponder lease guarantee increased by $175 million. Upon the closing of the Latin American DTH reorganization transactions, the Company will be released from the transponder lease guarantees. (See Note 10 - Commitments and Guarantees)

In December 2004, the Company sold its 20% investment in Rogers Sportsnet to Rogers Broadcasting Limited for $41 million. Rogers Sportsnet operates regional sports networks in Canada covering local sports events plus national programming. For the six months ended December 31, 2004, the Company recognized a gain of $39 million on this sale in Other, net in the unaudited consolidated statements of operations.

Fiscal 2004 Transactions

On December 22, 2003, the Company acquired a 34% interest in Hughes Electronics Corporation (“Hughes”) for total consideration of approximately $6.8 billion. General Motors Corporation (“GM”) sold its 20% interest in Hughes to the Company in exchange for approximately $3.1 billion, in cash, and 57.2 million shares of News Corporation Class A shares, valued at approximately $800 million. The Company acquired 14% of Hughes from the former GM Class H common stockholders in exchange for approximately 204.2 million shares of News Corporation Class A shares, valued at $2.9 billion. Immediately following the acquisition, the Company transferred its entire 34% interest in Hughes to FEG in exchange for two promissory notes totaling $4.5 billion and approximately 74.5 million shares of FEG’s Class A common stock valued at $2.3 billion. The issuance of approximately 74.5 million shares of FEG’s Class A Common Stock to the Company increased its equity interest in FEG from approximately 81% to approximately 82% while its voting power remained at approximately 97%. Subsequent to the above transaction, Hughes changed its corporate name to The DIRECTV Group, Inc.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Acquisitions and Disposals (continued)

In December 2003, NDS Group plc (“NDS”), a subsidiary of the Company, acquired 100% of the MediaHighway middleware business from a subsidiary of Thomson SA and licensed certain related patents from Thomson SA for a total consideration of $73 million (€60 million) in cash. Subsequent to this acquisition, the Company concluded that certain intangible assets recognized on acquisition were not supported by projections of the incremental future cash flows attributable to the acquired business. Accordingly, during the second quarter of fiscal 2004, the Company recorded an impairment charge against these intangibles of $11.3 million reflected in Operating expenses within Operating income.

In December 2003, the Company sold its 50% direct ownership interests in SportsChannel Chicago Associates (“SportsChannel Chicago”) and SportsChannel Pacific Associates (“SportsChannel Bay Area”) (collectively the “SportsChannels”) to subsidiaries of Regional Programming Partners (“RPP”) for consideration of $150 million. This consideration was paid wholly in the form of two three-year promissory notes issued by the subsidiaries of RPP, which own only the acquired interests in the SportsChannels, in an aggregate amount of $150 million and bearing interest at prime plus 1% per annum. The notes are secured by a pledge of 100% of the interests in SportsChannel Bay Area. Upon the close of this sale, the SportsChannels are held 100% by RPP and indirectly 60% by Rainbow Media Sports Holdings, Inc. and 40% by the Company. The Company recognized a net gain on the sale of the SportsChannels of $9 million, which was reflected in Other, net in the unaudited consolidated statements of operations for the three months ended December 31, 2003.

In February 2004, the Company sold the Los Angeles Dodgers (“Dodgers”), together with Dodger Stadium and the team’s training facilities in Vero Beach, Florida and the Dominican Republic, to entities owned by Frank McCourt (the “McCourt Entities”). The gross consideration for the sale of the Dodgers franchise and real estate assets was $421 million, subject to further adjustment. The consideration at closing was comprised of (i) $225 million in cash, (ii) a $125 million two-year note secured by non-team real estate, (iii) a $40 million four-year note secured by bank letters of credit and (iv) a $31 million three-year note that is convertible, at the Company’s option, into preferred equity in the McCourt Entities if unpaid at maturity. The Company has agreed to remit $50 million during the first two years following the closing of the transaction to reimburse the McCourt Entities for certain pre-existing commitments. Pending the final determination of contractual adjustments, the sale has resulted in an estimated pre-tax loss of $19 million, which was recorded in Other, net in the Company’s statements of operations for the year ended June 30, 2004.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7- Pension Plans and Other Postretirement Benefits

The Company sponsors non-contributory pension plans and retiree health and life insurance benefit plans covering specific groups of employees. The benefits payable for the non-contributory pension plans are based primarily on a formula factoring both an employee’s years of service and pay near retirement. Participant employees are vested in the plans after five years of service. The Company’s policy for all pension plans is to fund amounts, at a minimum, in accordance with statutory requirements. During the six months ended December 31, 2004 and 2003, the Company made discretionary contributions of $85 million and $55 million, respectively, to its pension plans. Plan assets consist principally of common stocks, marketable bonds and government securities. The retiree health and life insurance benefit plans offer medical and/or life insurance to certain full-time employees and eligible dependents that retire after fulfilling age and service requirements.

The components of net periodic benefit costs were as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended December 31,
	2004	2003	2004	2003
	(in millions)
Service cost benefits earned during the period	$22	$21	$1	$2
Interest costs on projected benefit obligation	27	24	2	2
Expected return on plan assets	(28)	(22)	—	—
Amortization of deferred losses	7	8	1	1
Other	(1)	—	(2)	—

Net periodic costs	$27	$31	$2	$5

	Pension Benefits		Postretirement Benefits
	For the six months ended December 31,
	2004	2003	2004	2003
	(in millions)
Service cost benefits earned during the period	$44	$41	$2	$6
Interest costs on projected benefit obligation	54	47	4	4
Expected return on plan assets	(56)	(43)	—	—
Amortization of deferred losses	14	16	2	2
Other	(2)	1	(4)	—

Net periodic costs	$54	$62	$4	$12

Other Postretirement Benefits Amendments

The fiscal 2005 postretirement net periodic costs reflect plan amendments implemented during the second quarter of fiscal 2004.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Medicare Act”) was signed into law. The Medicare Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-1, the Company elected to defer recognizing the effects of the Medicare Act on the accounting for its retirement health care plans in fiscal 2004. In May 2004, the FASB issued FASB Staff Position 106-2, providing final guidance on accounting for the Medicare Act. FASB Staff Position 106-2 was implemented by the Company in the first quarter of fiscal 2005. The adoption of FASB Staff Position 106-2 did not have a material impact on the financial condition and results of operations of the Company in fiscal 2005, but reduced the Company’s Accumulated Postretirement Benefit Obligation (“APBO”) by approximately $5 million. The amortization of the $5 million reduction in APBO will reduce our future net postretirement benefit cost.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Segment Information

The Company is a diversified entertainment company, which manages and reports its businesses in eight segments:

•	Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production of original television programming in the United States and Canada.

•	Television, which principally consists of the operation of 35 full power broadcast television stations, including nine duopolies, in the United States. Of these stations, 25 are affiliated with the FOX network, nine with the UPN network and one is an independent station; the broadcasting of network programming in the United States; and the development, production and broadcasting of television programming in Asia and the Middle East.

•	Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite operators in the United States.

•	Direct Broadcast Satellite Television, which principally consists of the distribution of premium programming services via satellite directly to subscribers in Italy.

•	Magazines and Inserts, which principally consists of the publication of free standing inserts, which are promotional booklets containing consumer offers distributed through insertion in local Sunday newspapers in the United States and Canada, and providing in-store marketing products and services, primarily to consumer packaged goods manufacturers in the United States and Canada.

•	Newspapers, which principally consists of the publication of four national newspapers in the UK, the publication of more than 100 newspapers in Australia, and the publication of a mass circulation, metropolitan morning newspaper in the United States.

•	Book Publishing, which principally consists of the publication of English language books throughout the world.

•	Other, which includes NDS, a supplier of open end-to-end digital pay-television solutions for the secure delivery of entertainment to television set-top boxes and personal computers and Global Cricket Corporation, which has the exclusive rights to broadcast the Cricket World Cup and other related International Cricket Council cricket events through 2007.

The Company’s operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment operating income (loss).

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8– Segment Information (continued)

	For the three months ended December 31,		For the six months ended December 31,
	2004	2003	2004	2003
	(in millions)		(in millions)
Revenues:
Filmed Entertainment	$1,872	$1,377	$3,249	$2,625
Television	1,564	1,555	2,568	2,566
Cable Network Programming	624	565	1,224	1,161
Direct Broadcast Satellite Television	581	421	996	685
Magazines & Inserts	259	229	491	451
Newspapers	1,010	858	1,875	1,597
Book Publishing	377	341	741	688
Other	275	207	564	395

Total revenues	$6,562	$5,553	$11,708	$10,168

Operating income (loss):
Filmed Entertainment	$407	$260	$698	$592
Television	153	159	387	339
Cable Network Programming	227	155	393	257
Direct Broadcast Satellite Television	(105)	(104)	(226)	(227)
Magazines & Inserts	73	63	137	121
Newspapers	184	170	302	272
Book Publishing	62	57	122	116
Other	(47)	10	(93)	(28)

Total operating income	954	770	1,720	1,442

Interest expense, net	(137)	(131)	(262)	(264)
Equity earnings (losses) of affiliates	48	(31)	63	17
Other, net	(114)	(186)	77	20

Income before income tax expense and minority interest in subsidiaries	751	422	1,598	1,215
Income tax expense	(276)	(161)	(456)	(443)
Minority interest in subsidiaries, net of tax	(89)	(46)	(131)	(102)

Net income	$386	$215	$1,011	$670

Interest expense, net, Equity earnings (losses) of affiliates, Other, net, Minority interest in subsidiaries, net of tax and Income tax expense are not allocated to segments, as they are not under the control of segment management.

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $143 million and $197 million for the three months ended December 31, 2004 and 2003, respectively, and approximately $319 million and $351 million for the six months ended December 31, 2004 and 2003, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profits, generated primarily by the Filmed Entertainment segment, of approximately $9 million and $13 million for the three months ended December 31, 2004 and 2003, respectively, and approximately $28 million and $34 million for the six months ended December 31, 2004 and 2003, respectively, have been eliminated within the Filmed Entertainment segment.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Segment Information (continued)

	At December 31, 2004	At June 30, 2004
	(in millions)
Total assets:
Filmed Entertainment	$5,302	$4,532
Television	14,649	14,144
Cable Network Programming	4,917	4,795
Direct Broadcast Satellite Television	2,387	2,232
Magazines & Inserts	1,248	1,209
Newspapers	5,534	4,038
Book Publishing	1,518	1,362
Other	6,410	5,117
Investments	10,940	10,914

Total assets	$52,905	$48,343

Goodwill and Intangible assets:
Filmed Entertainment	$370	$370
Television	11,447	11,438
Cable Network Programming	2,799	2,774
Direct Broadcast Satellite Television	716	685
Magazines & Inserts	1,002	1,000
Newspapers	1,847	488
Book Publishing	501	501
Other	931	895

Total goodwill and intangibles	$19,613	$18,151

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Other, net

Other, net consisted of the following:

	For the three months ended December 31,		For the six months ended December 31,
	2004	2003	2004	2003
	(in millions)
Gain on sale of SkyPerfecTV! (a)	$—	$—	$—	$105
World Trade Center insurance settlement	—	—	—	26
Change in fair value of Exchangeable securities (b)	(86)	(189)	93	(97)
Loss on sale of Sky Mulit-Country Partners (c)	(55)	—	(55)	—
Gain on sale of Rogers Sportsnet (c)	39	—	39	—
Other	(12)	3	—	(14)

Total Other, net	$(114)	$(186)	$77	$20

(a)	In August 2003, the Company sold its entire 8% cost investment in SKY Perfect Communications Inc. (“SKY PerfecTV!”). The Company’s 182,000 shares of SKY PerfecTV! were sold for total consideration of $177 million. The Company recognized a gain of approximately $105 million on the sale.
(b)	The Company has certain outstanding exchangeable debt securities which contain embedded derivatives. Pursuant to SFAS No. 133, these embedded derivatives require separate accounting and, as such, changes in their fair value are recognized in Other, net.
(c)	Refer to Note 6 –Acquisitions and Disposals for further details on these transactions.

Note 10—Commitments and Guarantees

Commitments

In October 2004, the Company announced its intentions to invest in new printing plants in the United Kingdom and Australia to take advantage of technological and market changes. The Company intends to invest approximately $1 billion in the United Kingdom printing plants for The Sun, the News of the World, The Times, The Sunday Times and the TSL Education supplements and $500 million for the Australian printing plants.

In November 2004, the Company entered into a six-year follow-on contract with the National Football League commencing with the 2006 season, increasing the Company’s commitments with respect to sports programming rights by approximately $4.3 billion.

In November 2004, the Company entered into an agreement with the Bowl Championship Series from fiscal 2007 through fiscal 2010, increasing the Company’s commitments with respect to sports programming rights by approximately $330 million.

Guarantees

In August 2004, the Company guaranteed the obligations of Sky Brasil, an equity affiliate of the Company, under a $210 million three-year credit agreement with JP Morgan Chase Bank and Citibank NA. Upon the closing of the Latin American DTH reorganization transactions, the Company will be released from this guarantee (See Note 6 –Acquisitions and Disposals).

The Company has guaranteed various transponder leases for certain associated companies operating in Latin America. The aggregate of these guarantees at December 31, 2004 is approximately $467 million and the final guarantee expires in 2019. Upon the closing of the Latin American DTH reorganization transactions, the Company will be released from the transponder lease guarantees (See Note 6 –Acquisitions and Disposals).

In December 2004, the Company guaranteed $45 million of the obligations of Innova, an equity affiliate of the Company, under a credit agreement. Upon the closing of the Latin American DTH reorganization transactions, the Company will be released from this guarantee (See Note 6 –Acquisitions and Disposals).

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Commitments and Guarantees (continued)

The Company has guaranteed a bank loan facility of $49 million for Star Channel Japan pro rata with the Company’s ownership interest (18%). The facility covers a term loan of $26 million (¥2.8 billion) which matures in September 2005, and an agreement for overdraft of $23 million (¥2.5 billion). The Company would be liable under this guarantee, to the extent of its ownership interest, in the event of default by Star Channel Japan.

Note 11—Contingencies

NDS

On June 6, 2003, Echostar Communications Corporation, Echostar Satellite Corporation, Echostar Technologies Corporation and Nagrastar L.L.C. (collectively, “Echostar”) filed an action against NDS in the United States District Court for the Central District of California. Echostar filed an amended complaint on October 8, 2003, which purported to allege claims for violation of the Digital Millennium Copyright Act (“DMCA”), the Communications Act of 1934 (“CA”), the Electronic Communications Privacy Act, The Computer Fraud and Abuse Act, California’s Unfair Competition statute and the federal RICO statute. The complaint also purported to allege claims for civil conspiracy, misappropriation of trade secrets and interference with prospective business advantage. The complaint sought injunctive relief, compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court, except for the DMCA, CA and unfair competition claims, and the Court limited these claims to acts allegedly occurring within three years of the filing of the complaint. Echostar filed a second amended complaint. NDS filed a motion to dismiss the second amended complaint on March 31, 2004. The motion was scheduled to be heard by the Court on July 23, 2004. On July 21, 2004, the Court issued an order vacating the July 23, 2004 hearing date and ordering, among other things, Echostar to file a third amended complaint within 10 days correcting various deficiencies in the second amended complaint noted by the Court. Echostar filed its third amended complaint on August 4, 2004. On August 6, 2004, the Court ruled that NDS was free to file motion to dismiss the third amendment complaint, which NDS did on September 20, 2004. The hearing occurred on January 3, 2005. The parties are awaiting the Court’s decision.

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, “Sogecable”), filed an action against NDS in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003, which purported to allege claims for violation of the DMCA and the federal RICO statute. The amended complaint also purported to allege claims for interference with contract and prospective business advantage. The complaint sought injunctive relief, compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. NDS filed a motion to dismiss the second amended complaint on March 31, 2004. On July 23, 2004, the Court heard oral argument on the motion and advised that a formal ruling should be issued by early August. On August 4 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint. On October 1, 2004, Sogecable notified the Court that it would not be filing a third amended complaint, but would appeal the Court’s entry of final judgement dismissing the suit to the Ninth Circuit Court of Appeals.

DIRECTV

TNCL was named as a defendant in a Revised Amended Consolidated Complaint filed on May 7, 2004 in a lawsuit captioned “In re General Motors (Hughes) Shareholders Litigation,” filed in the Court of Chancery of the State of Delaware, Consolidated Civil Action No. 20269-NC. The lawsuit relates to TNCL’s acquisition of stock in Hughes on December 22, 2003 which was subsequently transferred to the FEG. The complaint alleges that TNCL aided and abetted an alleged breach of fiduciary duty by the Board of Directors of GM allegedly owed to a class of certain GM shareholders. The plaintiffs allegedly seek “appropriate equitable relief…including rescissory remedies to the extent feasible… .” The Company believes that the lawsuit is without merit and intends to vigorously defend against claims brought against the TNCL in the lawsuit. The Company also believes it is entitled to indemnification by GM under the agreements related to the transaction. On August 30, 2004, TNCL filed a brief in support of its motion to dismiss the complaint. On October 18, 2004, the plaintiffs filed their opposition to the motion. The Company filed its reply on November 17, 2004. The oral argument is set for March 7, 2005.

Other

The Company experiences routine litigation in the normal course of its business. The Company believes that none of its pending litigation will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Earnings Per Share

Earnings per share (“EPS”) is computed individually for the Class A common share and Class B common share. Net income (loss) is apportioned to both Class A shareholders and Class B shareholders on the ratio of 1.2 to 1, respectively, in accordance with the rights of the shareholders as described in the Company’s Certificate of Incorporation. In order to give effect to this apportionment when determining EPS, the weighted average Class A share is increased by 20% (the “Adjusted Class”) and is then compared to the sum of the weighted average Class B shares and the weighted average Adjusted Class. The resulting percentage is then applied to the Net income (loss) to determine the apportionment for the Class A shareholders with the balance attributable to the Class B shareholders.

EPS has been presented in the two-class presentation, as the Class B shares participate in dividends with the Class A shares.

The following table sets forth the computation of basic and diluted earnings per share under SFAS No. 128, “Earnings per Share” (in millions except per share amounts and %):

	For the three months ended December 31,		For the six months ended December 31,
	2004	2003(1)	2004	2003
	(in millions)
Net income	$386	$215	$1,011	$670
Perpetual preference dividends	(3)	(7)	(10)	(14)

Net income available to shareholders- basic	383	208	1,001	656
Interest on convertible debt	5	—	10	10

Net income available to shareholders-diluted	$388	$208	$1,011	$666

	For the three months ended December 31,
	2004			2003
	Class A	Class B	Total	Class A	Class B	Total
	(in millions, except % and per share data)
Allocation percent - basic	69%	31%	100%	67%	33%	100%
Allocation of income - basic	265	118	383	139	69	208
Allocation percent - diluted	70%	30%	100%	67%	33%	100%
Allocation of income - diluted	272	116	388	139	69	208
Weighted average shares-basic	1,901	1,016	2,917	1,640	983	2,623

Weighted average shares-diluted	1,976	1,016	2,992	1,660	983	2,679

Earnings per share:
Net income - basic	$0.14	$0.12		$0.08	$0.07

Net income - diluted	$0.14	$0.11		$0.08	$0.07

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Earnings Per Share (continued)

	For the six months ended December 31,
	2004			2003
	Class A	Class B	Total	Class A	Class B	Total
	(in millions, except % and per share data)
Allocation percent - basic	70%	30%	100%	66%	34%	100%
Allocation of income - basic	696	305	1,001	435	221	656
Allocation percent - diluted	70%	30%	100%	67%	33%	100%
Allocation of income - diluted	711	300	1,011	447	219	666

Weighted average shares-basic	1,902	998	2,900	1,612	983	2,595

Weighted average shares-diluted	1,974	998	2,972	1,675	983	2,658

Earnings per share:
Net income - basic	$0.37	$0.31		$0.27	$0.22

Net income - diluted	$0.36	$0.30		$0.27	$0.22

(1)	Dilutive EPS for the three months ended December 31, 2003 excludes the impact of the Company’s convertible debt as it is anti-dilutive.

The Company declared a dividend of $0.06 per share for Class A common shares and $0.02 per share for Class B common shares on September 16, 2004, which was paid on November 2, 2004 to shareholders of record on September 16, 2004.

In November 2004, the Company redeemed all of the outstanding adjustable rate cumulative perpetual preference shares and the guaranteed 8 5/8% perpetual preference shares for $345 million at par.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Subsequent Events

FEG Exchange Offer

On January 10, 2005, Fox Acquisition Corp, a direct wholly-owned subsidiary of the Company, made an offer to the holders of Class A common stock of FEG to exchange 1.90 shares of the Company’s Class A common stock for each outstanding share of FEG’s Class A common stock validly tendered and not withdrawn in the exchange offer (the “Offer”). The Company currently owns approximately 82% of the equity and 97% of the voting power of FEG through its ownership of approximately 59% of the outstanding shares of FEG’s Class A common stock and 100% of the outstanding shares of FEG’s Class B common stock. The Offer is subject to the non-waivable condition that at least a majority of the outstanding shares of FEG Class A common stock not beneficially owned by the Company and its subsidiaries and affiliates are validly tendered and not withdrawn in the Offer as well as certain other conditions set forth in the Offer documents. The Offer will expire on February 22, 2005, unless it is extended by the Company. If the Company completes the Offer, it intends to effect a “short form” merger of FEG with and into Fox Acquisition Corp shortly thereafter. Each share of FEG Class A common stock not acquired in the Offer, other than the shares owned by the Company, would be converted in the “short form” merger into 1.90 shares of the Company’s Class A common stock.

On January 10, 2005, News Corporation received complaints relating to a number of purported class actions filed in Court of Chancery in the State of Delaware. The complaints generally allege, among other things, that News Corporation and the members of the FEG board of directors have breached fiduciary duties owed to the public stockholders of FEG, including as a result of News Corporation offering to acquire shares of FEG Class A common stock at an unfair price and at a time that disadvantages the FEG stockholders. The complaints generally seek declaratory and injunctive relief and damages in an unspecified amount. News Corporation believes that these claims are without merit and intends to vigorously contest the allegations.

News Corporation is currently aware of seventeen purported class action complaints that have been filed in the Court of Chancery of the State of Delaware challenging the Offer. The Delaware complaints are captioned: Allen v. News Corp., et al., No. 979-N; Mascarenhas v. Fox Entm’t. Group, et al., No. 980-N; Shemesh v. Fox Entm’t. Group, et al., No. 981-N; Striffler v. FEG Holdings, et al., No. 982-N; Howard Vogel Ret. Plan v. Powers, et al., No. 984-N; Doniger v. News Corp., et al., No. 985-N; Engle v. Murdoch, et al., No. 986-N; Shrank v. Murdoch, et al., No. 988-N; Blackman v. Fox Entm’t. Group, et al., No. 991-N; Fishbone v. News Corp., et al., No. 994-N; Kennel v. News Corp., et al., No. 995-N; Millner v. News Corp., et al., No. 996-N; Pipefitters Locals v. Fox Entm’t. Group, et al., No. 1003-N; Molinari v. News Corp., et al., C.A. No. 1018-N; Seaview Services v. Fox Entertainment, et al., C.A. No. 1026-N; Teachers’ Retirement System of Louisiana v. Powers, et al., C.A. No. 1033-N; and New Jersey Building Laborers’ Pension Fund v. Powers, et al., C.A. No. 1034. The Shrank action, No. 988-N, was voluntarily dismissed on January 19, 2005. News Corporation is also currently aware of two purported class action complaints raising substantially similar claims that have been filed in the Supreme Court of the State of New York, County of New York. The New York complaints are captioned: Shrank v. Murdoch, et al., Index No. 600114/2005; and Green Meadows Ptr. v. Fox Entertainment, et al., No. 100706/2005. On January 21, 2005, certain plaintiffs in the Delaware lawsuits filed a motion that seeks to consolidate the Delaware actions. In addition, the Company has filed motions to dismiss and to stay discovery, and the plaintiffs have filed a motion for expedited proceedings. On February 3, 2005, the Court of Chancery denied News Corporation’s motion to stay discovery, and granted the plaintiffs’ motion for expedited discovery and motion to consolidate.

All of the complaints generally allege, among other things, that News Corporation and the members of the FEG board of directors purportedly breached fiduciary duties owed to the public stockholders of FEG in connection with the Offer by: (1) offering to acquire their shares at an unfair price; (2) offering to acquire their shares at a time that disadvantages the public stockholders; (3) having FEG appoint directors who are neither independent nor disinterested to a special committee created to consider the Offer; and (4) failing to adequately disclose information material to the Offer, including disclosure with respect to the FEG 2005 budget.

As for relief, the plaintiffs seek, among other things: (1) an order that the complaints are properly maintainable as a class action; (2) a declaration that defendants have breached their fiduciary duties and other duties to the plaintiffs and other members of the purported class; (3) injunctive relief; (4) unspecified monetary damages; (5) attorneys’ fees, costs and expenses; and (6) such other and further relief as the Court may deem just and proper. News Corporation believes that these claims are without merit and intends to vigorously contest these allegations.

Balaji Telefilms Acquisition

In January 2005, STAR completed the acquisition of approximately 26% in Balaji Telefilms Limited, the largest television content production company in India, whose shares are listed for trading on The Stock Exchange, Mumbai and the National Stock Exchange of India for $34 million.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Subsequent Events (continued)

News Corporation Dividend

Subsequent to the Company’s second fiscal quarter, a dividend of $0.05 per Class A share and a dividend of $0.02 per Class B share was declared and is payable on April 20, 2005.

Note 14 - Supplemental Guarantor Information

On June 27, 2003, News America Incorporated (“NAI”), a subsidiary of the Company, entered into a $1.75 billion Five Year Credit Agreement (the “Credit Agreement”) with Citibank N.A., as administrative agent, JP Morgan Chase Bank, as syndication agent, and the lenders named therein. TNCL, FEG Holdings, Inc., Fox Entertainment Group, Inc., News America Marketing FSI, Inc., and News Publishing Australia Limited are guarantors (the “Guarantors”) under the Credit Agreement. On November 12, 2004, News Corporation, a Delaware corporation, and News Australia Holdings were added as guarantors to the Credit Agreement. After the date hereof, News Corporation proposes to undertake an internal restructuring of the News Group. As a result of the proposed internal restructuring, TNCL will be released as guarantor.

The Credit Agreement provides a $1.75 billion revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit, and expires on June 30, 2008. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific gearing and interest coverage ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.20% regardless of facility usage. The Company pays interest for borrowings and letters of credit at LIBOR plus 0.675%. The Company pays an additional fee of 0.125% if borrowings under the facility exceed 25% of the committed facility. The interest and fees are based on the Company’s current debt rating.

The Guarantors presently guarantee the senior public indebtedness of News Corporation’s indirect wholly owned subsidiary, NAI. Supplemental condensed consolidating financial information of the Guarantors is presented on pages [25 through 35.] This supplemental financial information should be read in conjunction with the unaudited consolidated financial statements included herein.

In accordance with SEC Rules and Regulations, the Company uses the equity method to account for the results of all of the non-guarantor subsidiaries, representing substantially all of the Company’s consolidated results of operations, excluding certain intercompany eliminations.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Supplemental Guarantor Information (continued)

Supplemental Condensed Consolidating Statement of Operations

For the six month period ended December 31, 2004

(in millions)

	News America Incorporated	News Corporation	Guarantor Wholly Owned Subsidiaries (1)	Guarantor Non-Wholly Owned Subsidiaries (1) (2)	Non-Guarantor Wholly Owned Subsidiaries	Non-Guarantor Non-Wholly Owned Subsidiaries	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	3	—	305	—	4,603	6,797	—	11,708
Expenses	143	—	215	2	4,260	5,368	—	9,988

Operating (loss) income	(140)	—	90	(2)	343	1,429	—	1,720

Other (Expense) Income:
Interest expense, net	(1,440)	—	481	(134)	849	(18)	—	(262)
Equity earnings (losses) of affiliates	—	—	2	5	187	(131)	—	63
Earnings (losses) from subsidiary entities	1,661	1,011	2,275	1,253	—	—	(6,200)	—
Other, net	114	—	(17)	14	(57)	23	—	77

Income (loss) before income tax expense and minority interest in subsidiaries	195	1,011	2,831	1,136	1,322	1,303	(6,200)	1,598

Income tax (expense) benefit	(68)	—	(990)	(398)	(463)	(453)	1,916	(456)
Minority interest in subsidiaries, net of tax	—	—	(118)	—	(8)	(5)	—	(131)

Net income (loss)	127	1,011	1,723	738	851	845	(4,284)	1,011

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Supplemental Guarantor Information (continued)

Supplemental Condensed Consolidating Statement of Operations

For the six month period ended December 31, 2003

(in millions)

	News America Incorporated	News Corporation	Guarantor Wholly Owned Subsidiaries (1)	Guarantor Non-Wholly Owned Subsidiaries (1) (2)	Non-Guarantor Wholly Owned Subsidiaries	Non-Guarantor Non-Wholly Owned Subsidiaries	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	1	—	292	—	2,904	6,971	—	10,168
Expenses	83	—	204	2	2,441	5,996	—	8,726

Operating (loss) income	(82)	—	88	(2)	463	975	—	1,442

Other (Expense) Income:
Interest expense, net	(1,337)	—	321	66	816	(130)	—	(264)
Equity earnings (losses) of affiliates	—	—	(29)	(1)	39	8	—	17
Earnings (losses) from subsidiary entities	2,013	670	1,483	1,079	—	—	(5,245)	—
Other, net	(79)	—	(21)	12	111	(3)	—	20

Income (loss) before income tax expense and minority interest in subsidiaries	515	670	1,842	1,154	1,429	850	(5,245)	1,215

Income tax (expense) benefit	(188)	—	(672)	(421)	(521)	(309)	1,668	(443)
Minority interest in subsidiaries, net of tax	—	—	(94)	—	(5)	(3)	—	(102)

Net Income (loss)	327	670	1,076	733	903	538	(3,577)	670

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Supplemental Guarantor Information (continued)

Supplemental Condensed Consolidating Balance Sheet

At December 31, 2004

(in millions)

	News America Incorporated	News Corporation	Guarantor Wholly Owned Subsidiaries (1)	Guarantor Non-Wholly Owned Subsidiaries (1) (2)	Non-Guarantor Wholly Owned Subsidiaries	Non-Guarantor Non-Wholly Owned Subsidiaries	Reclassifications and Eliminations	News Corporation and Subsidiaries
ASSETS:
Current Assets:
Cash and cash equivalents	3,416	2	3	—	1,613	161	—	5,195
Receivables, net	25	—	—	2	1,877	3,600	—	5,504
Inventories, net	—	—	42	—	747	1,124	—	1,913
Deferred income taxes	—	—	—	—	—	—	540	540
Other	6	—	3	93	242	77	—	421

Total Current Assets	3,447	2	48	95	4,479	4,962	540	13,573

Non-current Assets:
Receivables	5	—	—	—	366	372	—	743
Inventories, net	—	—	—	—	182	2,379	—	2,561
Property, plant and equipment, net	89	—	1	3	3,154	1,234	—	4,481
Intangible assets	153	—	505	37	3,397	7,282	—	11,374
Goodwill	—	—	149	—	2,281	5,809	—	8,239
Other	134	—	—	—	316	544	—	994
Investments
Investments in associated companies	111	—	1,159	76	1,254	8,340	—	10,940
Intragroup investments	41,382	60,673	144,611	24,345	55,441	12,923	(339,375)	—

Total Investments	41,493	60,673	145,770	24,421	56,695	21,263	(339,375)	10,940

Total Non-current Assets	41,874	60,673	146,425	24,461	66,391	38,883	(339,375)	39,332

TOTAL ASSETS	45,321	60,675	146,473	24,556	70,870	43,845	(338,835)	52,905

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Supplemental Guarantor Information (continued)

Supplemental Condensed Consolidating Balance Sheet

At December 31, 2004

(in millions)

	News America Incorporated	News Corporation	Guarantor Wholly Owned Subsidiaries (1)	Guarantor Non-Wholly Owned Subsidiaries (1) (2)	Non-Guarantor Wholly Owned Subsidiaries	Non-Guarantor Non-Wholly Owned Subsidiaries	Reclassifications and Elimination	News Corporation and Subsidiaries
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Borrowings	147	—	—	—	20	152	—	319
Other current liabilities	824	—	1,266	—	909	4,157	(142)	7,014

Total Current Liabilities	971	—	1,266	—	929	4,309	(142)	7,333

Non-current Liabilities:
Borrowings	10,799	—	—	—	61	—	—	10,860
Other non-current liabilities	—	—	2,375	1,011	2,689	5,571	(3,645)	8,001
Intercompany	26,288	(4)	(10,880)	3,798	(20,591)	1,389	—	—

Minority interest in subsidiaries	—	—	3,443	—	107	9	—	3,559
Shareholders’ Equity	7,263	60,679	150,269	19,747	87,675	32,567	(335,048)	23,152

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	45,321	60,675	146,473	24,556	70,870	43,845	(338,835)	52,905

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Supplemental Guarantor Information (continued)

Supplemental Condensed Consolidating Balance Sheet

At June 30, 2004

(in millions)

	News America Incorporated	News Corporation	Guarantor Wholly Owned Subsidiaries (1)	Guarantor Non-WhollyOwned Subsidiaries (1) (2)	Non-Guarantor Wholly Owned Subsidiaries	Non-Guarantor Non-Wholly Owned Subsidiaries	Reclassifications and Eliminations	News Corporation and Subsidiaries
	(in millions)
ASSETS:
Current Assets:
Cash and cash equivalents	$1,972	$3	$—	$—	$1,591	$485	$—	$4,051
Cash on deposit	287	—	—	—	—	—	—	287
Receivables, net	40	—	—	—	1,157	3,017	—	4,214
Inventories, net	—	—	35	—	292	1,203	—	1,530
Deferred income taxes	—	—	—	—	—	—	521	521
Other	1	—	2	93	180	120	—	396

Total Current Assets	2,300	3	37	93	3,220	4,825	521	10,999

Non-current Assets:
Receivables	10	—	—	—	62	694	—	766
Inventories, net	—	—	—	—	114	2,555	—	2,669
Property, plant and equipment, net	94	—	1	—	2,191	1,510	—	3,796
Intangible assets	153	—	465	37	1,876	8,467	—	10,998
Goodwill	—	—	150	—	1,290	5,713	—	7,153
Other	140	—	1	—	279	628	—	1,048
Investments
Investments in associated companies and other investments	125	—	1,156	70	1,142	8,421	—	10,914
Intragroup investments	40,466	26,700	42,936	23,493	48,770	12,923	(195,288)	—

Total Investments	40,591	26,700	44,092	23,563	49,912	21,344	(195,288)	10,914

Total Non-current Assets	40,988	26,700	44,709	23,600	55,724	40,911	(195,288)	37,344

TOTAL ASSETS	$43,288	$26,703	$44,746	$23,693	$58,944	$45,736	$(194,767)	$48,343

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Supplemental Guarantor Information (continued)

Supplemental Condensed Consolidating Balance Sheet

At June 30, 2004

(in millions)

	News America Incorporated	News Corporation	Guarantor Wholly Owned Subsidiaries (1)	Guarantor Non-Wholly Owned Subsidiaries (1) (2)	Non-Guarantor Wholly Owned Subsidiaries	Non-Guarantor Non-Wholly Owned Subsidiaries	Reclassifications and Eliminations	News Corporation and Subsidiaries
	(in millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Borrowings	$161	$—	$—	$—	$14	$909	$—	$1,084
Other current liabilities	839	34	935	—	758	3,542	(134)	5,974

Total Current Liabilities	1,000	34	935	—	772	4,451	(134)	7,058

Non-current Liabilities:
Borrowings	8,996	—	—	—	60	24	—	9,080
Other non-current liabilities	7	—	1,620	668	2,661	5,524	(2,982)	7,498
Intercompany	25,576	(270)	(10,526)	3,348	(19,967)	1,839	—	—
Minority interest in subsidiaries	—	—	3,398	—	426	8	—	3,832

Shareholders’ Equity	7,709	26,939	49,319	19,677	74,992	33,890	(191,651)	20,875

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,288	$26,703	$44,746	$23,693	$58,944	$45,736	$(194,767)	$48,343

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Supplemental Guarantor Information (continued)

Supplemental Condensed Consolidating Statement of Cash Flows

For the six month period ended December 31, 2004

(in millions)

	News America Incorporated	News Corporation	Guarantor Wholly Owned Subsidiaries (1)	Guarantor Non-Wholly Owned Subsidiaries (1) (2)	Non-Guarantor Wholly Owned Subsidiaries	Non-Guarantor Non-Wholly Owned Subsidiaries	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities	(569)	2	192	3	801	551	—	980

Investing and other activities:
Property, plant and equipment	(1)	—	—	(3)	(361)	(60)	—	(425)
Investments	(3)	—	(122)	—	(21)	(59)	—	(205)
Proceeds from sale of investments, non-current assets and business disposals	14	—	—	—	496	34	—	544

Net cash provided by (used in) investing activities	10	—	(122)	(3)	114	(85)	—	(86)

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Supplemental Guarantor Information (continued)

Supplemental Condensed Consolidating Statement of Cash Flows

For the six month period ended December 31, 2004

(in millions)

	News America Incorporated	News Corporation	Guarantor Wholly Owned Subsidiaries (1)	Guarantor Non-Wholly Owned Subsidiaries (1) (2)	Non-Guarantor Wholly Owned Subsidiaries	Non-Guarantor Non-Wholly Owned Eliminations	Reclassifications and Subsidiaries	News Corporation and Subsidiaries
Financing activities:
Issuance of debt	1,743	—	—	—	12	—	—	1,755
Repayment of debt	(15)	—	—	—	(1,006)	(808)	—	(1,829)
Cash on deposit	275	—	—	—	—	—	—	275
Issuance of shares	—	—	30	—	—	7	—	37
Dividends paid	—	—	(100)	—	(17)	(4)	—	(121)

Net cash provided by (used in) financing activities	2,003	—	(70)	—	(1,011)	(805)	—	117

Net (decrease) increase in cash and cash equivalents	1,444	2	—	—	(96)	(339)	—	1,011
Cash and cash equivalents, beginning of year	1,972	—	3	—	1,591	485	—	4,051
Exchange movement on opening cash balance	—	—	—	—	118	15	—	133

Cash and cash equivalents, end of year	3,416	2	3	—	1,613	161	—	5,195

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Supplemental Guarantor Information (continued)

Supplemental Condensed Consolidating Statement of Cash Flows

For the six month period ended December 31, 2003

(in millions)

	News America Incorporated	News Corporation	Guarantor Wholly Owned Subsidiaries (1)	Guarantor Non-Wholly Owned Subsidiaries (1) (2)	Non-Guarantor Wholly Owned Subsidiaries	Non-Guarantor Non-Wholly Owned Eliminations	Reclassifications and Subsidiaries	News Corporation and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities	(2,597)	55	(500)	59	305	3,303	—	625

Investing and other activities: activities:
Property, plant and equipment	(2)	—	—	—	(57)	(77)	—	(136)
Investments	(5)	—	—	(59)	(181)	(3,130)	—	(3,375)
Proceeds from sale of investments, non-current assets and business disposals	59	—	—	—	216	112	—	387

Net cash provided by (used in) investing activities	52	—	—	(59)	(22)	(3,095)	—	(3,124)

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Supplemental Guarantor Information (continued)

Supplemental Condensed Consolidating Statement of Cash Flows

For the six month period ended December 31, 2003

(in millions)

	News America Incorporated	News Corporation	Guarantor Wholly Owned Subsidiaries (1)	Guarantor Non-Wholly Owned Subsidiaries (1) (2)	Non-Guarantor Wholly Owned Subsidiaries	Non-Guarantor Non-Wholly Owned Eliminations	Reclassifications and Subsidiaries	News Corporation and Subsidiaries
Financing activities:
Issuance of debt	—	—	—	—	21	338	—	359
Repayment of debt	(15)	—	—	—	(4)	(460)	—	(479)
Cash on Deposit	157	—	—	—	—	—	—	157
Issuance of shares	—	29	500	—	—	—	—	529
Dividends paid	—	(81)	—	—	(14)	(2)	—	(97)

Net cash provided by (used in) financing activities	142	(52)	500	—	3	(124)	—	469

Net increase (decrease) in cash and cash equivalents	(2,403)	3	—	—	286	84	—	(2,030)

Cash and cash equivalents, beginning of year	3,622	6	—	—	574	275	—	4,477

Exchange movement on opening cash balance	1	—	—	—	33	17	—	51

Cash and cash equivalents, end of year	1,220	9	—	—	893	376	—	2,498

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Supplemental Guarantor Information (continued)

Notes to Supplemental Guarantor Information

(1) Guarantors consist of the Company and the following subsidiaries:

Wholly Owned Subsidiaries	Jurisdiction of Incorporation	Principal Business
News Australia Holdings Pty Ltd	Australia	Wholly owned subsidiary of News Corporation, which holds all of the stock of News Holdings Limited, formerly known as The News Corporation Limited.

News Holdings Limited (formerly known as The News Corporation Limited)	Australia	Wholly owned subsidiary of News Australia which serves as a holding company for News Corporation’s subsidiaries.

News Publishing Australia Limited	Delaware, USA	U.S. holding company, which owns 100% of NAI.

FEG Holdings, Inc.	Delaware, USA	Wholly owned subsidiary of NAI, which holds all of News Corporation’s equity and voting interest in FEG.

News America Marketing FSI, Inc.	Delaware, USA	Publishes free-standing inserts.

Non-Wholly Owned Subsidiary
Fox Entertainment Group, Inc.	Delaware, USA	Principally engaged in the development, production and worldwide distribution of feature films and television programs, television broadcasting, and cable network programming.

(2) In November 1998, FEG, a subsidiary of the Company, issued 124.8 million shares of its Class A common stock in an initial public offering. The shares issued represented an equity interest of approximately 15%. As a result of this transaction, FEG has been classified in the “Guarantor Non-Wholly Owned Subsidiary” column and FEG’s subsidiaries have been included in the “Non-Guarantor Non-Wholly Owned Subsidiaries” column. In addition, News Corporation has agreed to indemnify FEG from and against any liabilities it may incur pursuant to its guarantees.

(3) Investments in the Company’s subsidiaries, for purposes of the supplemental consolidating presentation, are accounted for by their parent companies under the equity method of accounting whereby earnings of subsidiaries are reflected in the parent company’s investment account and earnings.

(4) The guarantees of NAI’s senior public indebtedness constitute senior indebtedness of each of the guarantors thereto, including the Company, and rank pari passu with all present and future senior indebtedness of such guarantors. Because the factual basis underlying the obligations created pursuant to the various facilities and other obligations constituting senior indebtedness of the Company and the guarantors of NAI’s senior public indebtedness, including the Company differ, it is not possible to predict how a court in bankruptcy would accord priorities among the obligations of the Company and its subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of News Corporation (the “Company”), its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Those risks and uncertainties are discussed under the heading “Risk Factors,” in the Company’s Registration Statement on Form 8-K (SEC file no. 001-32352) as filed with the Securities and Exchange Commission on November 24, 2004, as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review other documents filed by the Company with the Securities and Exchange Commission. This section should be read in conjunction with the unaudited consolidated condensed financial statements of the Company and related notes set forth elsewhere herein.

RECENT DEVELOPMENTS

Effective November 12, 2004, we changed our corporate domicile from Australia to the United States and our reporting currency from the Australian dollar to the U.S. dollar (the “Reorganization”). As a result, our accompanying consolidated financial statements are stated in U.S. dollars as opposed to Australian dollars, which was the currency we previously used to present our financial statements, and have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP.

In the Reorganization, all outstanding ordinary shares and preferred limited voting ordinary shares of The News Corporation Limited (“TNCL”) were cancelled and shares of Class A Common Stock and Class B Common Stock of the Company were issued in exchange on a one for two share basis. The financial statements have been presented as if the one for two share exchange took place on July 1, 2003.

On January 10, 2005, Fox Acquisition Corp, a direct wholly-owned subsidiary of the Company, made an offer to the holders of Class A common stock of Fox Entertainment Group, Inc. (“FEG”) to exchange 1.90 shares of the Company’s Class A common stock for each outstanding share of FEG’s Class A common stock validly tendered and not withdrawn in the exchange offer (the “Offer”). The Company currently owns approximately 82% of the equity and 97% of the voting power of FEG through its ownership of approximately 59% of the outstanding shares of FEG’s Class A common stock and 100% of the outstanding shares of FEG’s Class B common stock. The Offer is subject to the non-waivable condition that at least a majority of the outstanding shares of FEG Class A common stock not beneficially owned by the Company and its subsidiaries and affiliates are validly tendered and not withdrawn in the Offer as well as certain other conditions set forth in the Offer documents. The Offer will expire on February 22, 2005, unless it is extended by the Company. If the Company completes the Offer, it intends to effect a “short form” merger of FEG with and into Fox Acquisition Corp shortly thereafter. Each share of FEG Class A common stock not acquired in the Offer, other than the shares owned by the Company, would be converted in the “short form” merger into 1.90 shares of the Company’s Class A common stock.

Class action complaints have been filed in the Court of Chancery of the State of Delaware challenging the Offer. (See Part II. Item 1 Legal Proceedings)

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help provide an understanding of News Corporation’s (together with its subsidiaries the “Company”) financial condition, changes in financial condition and results of operations. MD&A is organized as follows:

•	Overview of our Business - This section provides a general description of the Company’s businesses, as well as recent developments that have occurred either during fiscal 2005 that the Company believes are important in understanding the results of operations and financial condition or to disclose known future trends.

•	Results of Operations - This section provides an analysis of the Company’s results of operations for the three months and six months ended December 31, 2004 and 2003. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2004 and 2003. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

OVERVIEW OF OUR BUSINESS

The Company is a diversified entertainment company, which manages and reports its businesses in eight segments:

•	Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production of original television programming in the United States and Canada.

•	Television, which principally consists of the operation of 35 full power broadcast television stations, including nine duopolies, in the United States. Of these stations, 25 are affiliated with the FOX network, nine with the UPN network and one is an independent station; the broadcasting of network programming in the United States; and the development, production and broadcasting of television programming in Asia and the Middle East.

•	Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite (“DBS”) operators in the United States.

•	Direct Broadcast Satellite Television, which principally consists of the distribution of premium programming services via satellite directly to subscribers in Italy.

•	Magazines and Inserts, which principally consists of the publication of free standing inserts, which are promotional booklets containing consumer offers distributed through insertion in local Sunday newspapers in the United States and Canada, and providing in-store marketing products and services, primarily to consumer packaged goods manufacturers, in the United States and Canada.

•	Newspapers, which principally consists of the publication of four national newspapers in the UK, the publication of more than 100 newspapers in Australia, and the publication of a mass circulation, metropolitan morning newspaper in the United States.

•	Book Publishing, which principally consists of the publication of English language books throughout the world.

•	Other, which includes NDS Group plc (“NDS”), a supplier of open end-to-end digital pay-television solutions for the secure delivery of entertainment to television set-top boxes and personal computers and Global Cricket Corporation, which has the exclusive rights to broadcast the Cricket World Cup and other related International Cricket Council cricket events through 2007.

Filmed Entertainment

The Filmed Entertainment segment derives revenue from theatrical distribution, home entertainment sales and distribution through pay-per-view, pay television services and broadcast television. The revenues and operating results of the Filmed Entertainment segment are significantly affected by the timing of the Company’s theatrical and home entertainment releases, the number of its original and returning television series that are aired by television networks, and the number of its television series in off-network syndication. Theatrical release dates are determined by several factors, including timing of vacation and holiday periods and competition in the marketplace.

Operating costs incurred by the Filmed Entertainment segment include exploitation costs, primarily prints and advertising; the amortization of capitalized production, overhead and interest costs; and participations and talent residuals. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead.

Feature film and television production and distribution are speculative businesses since the revenues derived from the production and distribution of a feature film or television series depend primarily upon their acceptance by the public, which is difficult to predict. The commercial success of a feature film or television series also depends upon the quality and acceptance of other competing films and television series released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Further, the theatrical success of a feature film and the audience ratings for a television series are generally key factors in generating revenues from other distribution channels, such as home entertainment and premium pay television, with respect to feature films, and syndication, with respect to television series. The home entertainment market, more specifically DVDs, has emerged as the fastest growing revenue stream in the filmed entertainment industry.

Piracy continues to be a significant issue for the filmed entertainment industry, especially from online file sharing, which has expanded from music to movies and television programming due to changes in technology. The Company has taken, and will continue to take, a variety of actions to combat piracy, both individually and together with industry associations. To the extent that piracy in the filmed entertainment industry continues or increases, our revenues in this segment may be materially adversely impacted.

Television and Cable Network Programming

The Company’s U.S television operations consist of the Company’s 35 owned and operated television stations (“O&O’s”) and the FOX Broadcast Network (“FOX”). The Company’s International television operations consist primarily of STAR Group Limited (“STAR”).

The Television segment derives revenues principally from the sale of advertising time. The Cable Network Programming segment also derives a portion of its revenues from national and local advertising sales. The sale of advertising time is affected by viewer demographics, program ratings, major sporting events, major political elections and general market conditions. Adverse changes in the general market conditions for advertising may affect revenues and operating results. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as buying patterns. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. This could cause our revenues and operating results to decline significantly in any given period or in specific markets. Rating points for the Television segment and Cable Network Programming segment are factors that are also weighed when deciding on the advertising rates and the renegotiation of affiliate rates that the Company receives. Poor ratings can lead to a reduction in pricing and advertising spending.

The Cable Network Programming segment derives a majority of its revenues from monthly affiliate fees received from cable television systems and DBS operators based on the number of its subscribers, net of the amortization of cable distribution investments (capitalized fees paid to a cable operator or DBS operator to facilitate the launch of a cable network).

We are dependent upon the maintenance of affiliation agreements with third party owned television stations, and there can be no assurance that these affiliation agreements will be renewed in the future on terms acceptable to us. The loss of a significant number of these affiliation arrangements could reduce the distribution of FOX thereby adversely affecting our ability to sell national advertising time. Similarly, our cable networks maintain affiliation and carriage arrangements that enable them to reach a large percentage of cable and direct broadcast satellite households across the United States. The loss of a significant number of these arrangements or the loss of carriage on basic programming tiers could reduce the distribution of our cable networks, which may also adversely affect such networks’ revenues from subscriber fees and ability to sell national and local advertising time.

In Asia, STAR’s programming is primarily distributed via satellite to local cable operators or other pay TV platform operators including DBS and cable for distribution to their subscribers. STAR derives its revenue from the sale of advertising time as well as affiliate fees from these pay TV platform operators.

The most significant operating expenses of the Television segment and the Cable Network Programming segment are expenses related to acquiring programming and the production and technical expenses related to operating the technical facilities of the broadcaster or cable network. Other expenses include promotional expenses related to improving the market visibility and awareness of the broadcaster or cable network and sales commissions paid to the in-house advertising sales force as well as salaries, employee benefits, rent and other routine overhead.

Sports programming rights contracts between the Company, on the one hand, and various professional sports leagues and teams, on the other, have varying duration and renewal terms. As these contracts expire, we may seek renewals on commercial terms. However, third parties may outbid the current rights holders for such rights contracts. In addition, professional sports leagues or teams may create their own networks or the renewal costs could substantially exceed the original contract cost. The loss of rights could impact the extent of the sports coverage offered by FOX, and its affiliates, and our regional sports networks (“RSNs”), and could adversely affect our advertising and affiliate revenues. Conversely, if we are able to renew these contracts, our results could be adversely affected if escalations in sports programming rights costs are unmatched by increases in advertising rates and, in the case of cable networks, subscriber fees.

The Company has several multi-year sports rights agreements, including contracts with the National Football League (“NFL”) through fiscal 2012, contracts with the National Association of Stock Car Auto Racing (“NASCAR”) through fiscal 2013 and a contract with Major League Baseball through fiscal 2007. These contracts provide the Company with the broadcast rights to certain national sporting events during their respective terms. The NASCAR contract contains certain early termination clauses that are exercisable by NASCAR. The costs of these sports contracts are charged to expense based on the ratio of each period’s operating profits to estimated total remaining operating profit of the contract.

The profitability of these long-term national sports contracts as discussed above is based on the Company’s best estimates at December 31, 2004 of directly attributable revenues and costs; such estimates may change in the future, and such changes may be significant. Should revenues decline from estimates applied at December 31, 2004, a loss will be recorded. Should revenues improve as compared to estimated revenues, the Company will have a positive operating profit, which will be recognized over the estimated remaining contract term.

In general, the television broadcasting and multichannel video programming and distribution industries in the United States are highly regulated by federal laws and regulations issued and administered by various federal agencies, including the Federal Communications Commission (“FCC”). The FCC generally regulates, among other things, the ownership of media (including ownership by non-U.S. citizens), broadcast and multichannel video programming and technical operations of broadcast and satellite licensees. Further, the United States Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operations and ownership of our U.S. media properties. Similarly, changes in regulations imposed by governments in other jurisdictions in which the Company, or entities in which it has an interest, operate could adversely affect its business and results of operations.

While the Company seeks to ensure compliance with federal indecency laws and related FCC regulations, the definition of “indecency” is subject to interpretation and there can be no assurance that the Company will not broadcast programming that is ultimately determined by the FCC to violate the prohibition against indecency. Such programming could subject the Company to regulatory review or investigation, fines, adverse publicity or other sanctions including the loss of station licenses.

Direct Broadcast Satellite Television

SKY Italia derives revenues principally from subscriber fees. The Company believes that the quality and variety of video, audio and interactive programming, quality of picture, access to service, customer service and price are the key elements for gaining and maintaining market share. SKY Italia’s competition includes companies that offer video, audio, interactive programming, telephony, data and other information and entertainment services, including broadband Internet providers, wireless companies, and companies that are developing new technologies.

As of December 31, 2004, SKY Italia had approximately 3.1 million subscribers, with over 95% of new subscribers opting for premium programming including movies and/or sports programming. The Company anticipates continued growth of the existing subscriber base.

Due to regulation by the European Union, competition has entered the television marketplace in Italy. Digital Terrestrial Television’s promotions, governmentally subsidized conditional access systems and low cost pay per view soccer programming, could entice potential SKY Italia subscribers to their system.

SKY Italia’s most significant operating expenses are expenses related to acquiring programming and the production and technical expenses related to operating the technical facilities.

Magazines and Inserts

The Magazine and Inserts segment derives revenues from the sale of advertising space in free standing inserts, in-store promotional advertising, subscriptions and production fees. Adverse changes in general market conditions for advertising may affect revenues. Operating expenses for the Magazine and Inserts segment include paper costs, promotional, printing, retail commissions and distribution expenses. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead.

Newspapers

The Newspapers segment derives revenues from the sale of advertising space and the sale of published newspapers. Adverse changes in general market conditions for advertising may affect revenues. Circulation revenues can be greatly affected by changes in competitors’ cover prices and by promotion activities. Operating expenses for the Newspapers segment include costs related to newsprint, ink, printing costs and editorial content. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead.

The Newspapers segment’s advertising volume and the price of newsprint are the key uncertainties whose fluctuations can have a material effect on the Company’s operating results and cash flow. The Company has to anticipate the level of advertising volume and newsprint prices in managing its businesses to maximize operating profit during expanding and contracting economic cycles. Newsprint is a basic commodity and its price is sensitive to the balance of supply and demand. The Company’s costs and expenses are affected by the cyclical increases and decreases in the price of newsprint. The Company’s newspapers compete for advertising and readers’ time and attention with broadcast, satellite and cable television, the Internet and other computer services, radio, magazines, billboards and direct mail. The Company’s newspapers compete with other media for advertising principally on the basis of their advertising rates and their performance in helping to sell the advertisers’ products or services. They compete for circulation principally on the basis of their content, price, promotion and brand loyalty. In addition, most of the Company’s newspapers compete with daily newspaper competitors that are published in the same city and with free distribution and paid advertising weeklies, as well as other print and non-print media.

Book Publishing

The Book Publishing segment derives revenues from the sale of books. The revenues and operating results of the Book Publishing segment are significantly affected by the timing of the Company’s releases and the number of its books in the marketplace. The book publishing marketplace is subject to increased periods of demand in the summer months and during the end-of-year holiday season. Each book is a separate and distinct product, and its financial success depends upon many factors, including public acceptance.

Operating expenses for the Book Publishing segment include costs related to paper, printing, authors’ royalties, and editorial, art and design expenses. Selling, general and administrative expenses include promotional expenses, salaries, employee benefits, rent and other routine overhead.

The book publishing business operates in a highly competitive market and has been affected by consolidation trends. This market continues to change in response to technological innovations and other factors. Recent years have brought a number of significant mergers among the leading book publishers. The Company must compete with other publishers for the rights to works by well-known authors and public personalities. Although we currently have strong positions in each of our markets, further consolidation in the book publishing industry could place us at a competitive disadvantage with respect to scale and resources.

RESULTS OF OPERATIONS

Results of Operations—For the three months ended December 31, 2004 versus the three months ended December 31, 2003.

The following table sets forth the Company’s operating results by segment, for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003.

	For the three months ended December 31,
	2004	2003	Change	%Change
	(in millions)
Revenues (1):
Filmed Entertainment	$1,872	$1,377	$495	36%
Television	1,564	1,555	9	1%
Cable Network Programming	624	565	59	10%
Direct Broadcast Satellite Television	581	421	160	38%
Magazines & Inserts	259	229	30	13%
Newspapers	1,010	858	152	18%
Book Publishing	377	341	36	11%
Other	275	207	68	33%

Total revenues	$6,562	$5,553	$1,009	18%

Operating income (loss):
Filmed Entertainment	$407	$260	$147	57%
Television	153	159	(6)	(4)%
Cable Network Programming	227	155	72	46%
Direct Broadcast Satellite Television	(105)	(104)	(1)	(1)%
Magazines & Inserts	73	63	10	16%
Newspapers	184	170	14	8%
Book Publishing	62	57	5	9%
Other	(47)	10	(57)	* *

Total operating income	954	770	184	24%

Interest expense, net	(137)	(131)	(6)	(5)%
Equity earnings (losses) of affiliates	48	(31)	79	* *
Other, net	(114)	(186)	72	39%

Income before income tax expense and minority interest in subsidiaries	751	422	329	78%
Income tax expense	(276)	(161)	(115)	(71)%
Minority interest in subsidiaries	(89)	(46)	(43)	(93)%

Net income	$386	$215	$171	80%

Diluted earnings per share (2)	$0.13	$0.08

**	not meaningful
(1)	The Company classifies the amortization of cable distribution investments against revenue in accordance with Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” as detailed in the following table:

	For the three months ended December 31,
	2004	2003
	(in millions)
Revenues before amortization of cable distribution investments	$6,590	$5,585
Amortization of cable distribution investments	(28)	(32)

Revenues	$6,562	$5,553

(2)	Represents earnings per share based on the total weighted average shares outstanding (Class A and Class B combined) for the three months ended December 31, 2004 and 2003. Class A non-voting shares carry rights to a greater dividend than Class B voting shares through fiscal 2007. As such, net income available to the Company’s common stockholders is allocated between our two classes of common stock, Class A common stock and Class B common stock. In fiscal 2008, Class A shares cease to carry any rights to a greater dividend than Class B shares.

Overview For the three months ended December 31, 2004, the Company’s revenues increased $1,009 million from $5,553 million for the three months ended December 31, 2003 to $6,562 million. This 18% increase was primarily due to revenue increases at the Filmed Entertainment, Direct Broadcast Satellite Television and Newspapers segments. Operating expenses increased approximately 16% for the three months ended December 31, 2004 primarily due to higher film amortization and increased home entertainment marketing costs at the Filmed Entertainment segment and increased programming costs at Sky Italia due to additional soccer matches and new entertainment channels. Selling, general and administrative expenses increased approximately 22% from the corresponding period of fiscal 2004 primarily due to increased subscriber acquisition costs at Sky Italia and increased employee costs in support of our growing businesses. Depreciation and amortization expense was consistent with the corresponding period of fiscal 2004. During the three months ended December 31, 2004, the Company incurred reorganization costs of $36 million associated with its reincorporation to the United States, reported as Other operating charge in the unaudited consolidated statements of operations. For the three months ended December 31, 2004, Operating income increased $184 million to $954 million from the corresponding period of fiscal 2004. This increase was primarily due to operating income increases at the Filmed Entertainment and Cable Network Programming segments.

Equity earnings of affiliates of $48 million for the three months ended December 31, 2004 increased $79 million from a loss of $31 million in the corresponding period of fiscal 2004. This increase was primarily due to increased contributions from Regional Programming Partners (“RPP”) and British Sky Broadcasting Group plc (“BSkyB”) and a comparatively favorable impact from foreign currency fluctuations reported by the Latin America direct-to-home (“DTH”) platforms, partially offset by the recognition of losses at The DIRECTV Group, Inc. (“DIRECTV”).

Net income for the three months ended December 31, 2004 was $386 million, an increase of $171 million from $215 million in the corresponding period of fiscal 2004. This increase was due to the increases in operating income and equity earnings of affiliates noted above. Results include unrealized losses on the change in fair value of certain outstanding exchangeable debt securities included in Other, net.

Filmed Entertainment - For the three months ended December 31, 2004, revenues at the Filmed Entertainment segment increased from $1,377 million to $1,872 million, or 36%, primarily due to higher worldwide home entertainment revenues of film and television titles. Film titles include the successful theatrical releases of Day After Tomorrow, Garfield, Dodgeball and I, Robot, and improved performances from various library titles on DVD, compared to the corresponding period of fiscal 2004. Television titles contributing to this increase include 24, The Simpsons, and Family Guy. The Company’s DVD revenues rose approximately 60% for the three months ended December 31, 2004 over the corresponding period of fiscal 2004, with 81% and 19% of DVD revenues generated from the sale and distribution of film titles and television titles, respectively. In addition, there was an increase in worldwide pay television revenue led by the domestic pay TV performances of Cheaper By The Dozen and Master and Commander: The Far Side of the World. The current quarter domestic releases included Sideways, Kinsey, Taxi, Flight of the Phoenix and Fat Albert. The corresponding period of fiscal 2004 included Cheaper by the Dozen, Stuck on You and Master and Commander: The Far Side of the World.

For the quarter ended December 31, 2004, the Filmed Entertainment segment reported Operating income of $407 million, an increase of $147 million, or 57%, from the corresponding period of fiscal 2004. These improvements were due to the revenue increases noted above, partially offset by increased home entertainment marketing and manufacturing costs, and amortization of production and participation costs directly associated with the increase in revenues noted above and the disappointing result of Flight of the Phoenix.

Television - The Television segment reported revenue of $1,564 million in the second quarter of fiscal 2005, as compared to $1,555 million in the corresponding period of fiscal 2004. For the three months ended December 31, 2004, Operating income at the Television segment was $153 million, a decrease of 4% from $159 million reported in the second quarter of fiscal 2004.

Revenues for the three months ended December 31, 2004 at the Company’s U.S. television operations were consistent with revenues for the corresponding period in fiscal 2004. The Company’s 35 O&Os and FOX experienced increased advertising revenue related to increased sales for NFL broadcasts, as well as revenue increases at the O&O’s related to increased political advertising sales. These revenue increases were offset by revenue decreases at the O&Os and FOX related to a 12% decrease in prime time ratings. Operating income for the three months ended December 31, 2004 at the Company’s U.S. television operations decreased from the corresponding period of fiscal 2004. The decrease was driven by higher prime time programming costs due primarily to an increase in license fees for returning series and the cancellation of certain new shows at FOX.

Revenues and operating income for the three months ended December 31, 2004 at the Company’s International television operations increased from the corresponding period in fiscal 2004. These increases were primarily driven by increased advertising and subscription revenues at STAR, due to advertising gains in India, where STAR Plus remains India’s top cable entertainment channel, and subscriber revenue gains due to the launch of STAR Chinese Movie channels in Southeast Asia.

Cable Network Programming – Total revenues for the Cable Network Programming segment increased by $59 million or approximately 10% from $565 million to $624 million for the three months ended December 31, 2004. Fox News Channel’s (“Fox News”), the FX Network’s (“FX”) and the RSNs’ revenues increased 22%, 16%, and 4%, respectively, from the corresponding period of fiscal 2004, partially offset by the absence of revenues from the Los Angeles Dodgers (“Dodgers”), which was sold in February 2004.

At Fox News, advertising revenues increased 25% from the corresponding period of fiscal 2004 primarily due to an increase in advertising sales driven by higher national pricing. Affiliate revenue increased 15%, which can be attributed to an increase in subscribers from the corresponding period of fiscal 2004. As of December 31, 2004, Fox News reached approximately 87 million Nielsen households, a 2% increase over the corresponding period of fiscal 2004.

At FX, advertising revenues increased 19% over the corresponding period of fiscal 2004 due to higher ratings and improved pricing. Affiliate revenues increased 13% over the corresponding period of fiscal 2004, reflecting an increase in subscribers and average rates per subscriber. As of December 31, 2004, FX reached approximately 85 million Nielsen households, a 3% increase over the corresponding period of fiscal 2004.

At the RSNs, affiliate revenues increased 7% over the corresponding period of fiscal 2004 primarily due to an increase in subscribers and higher average rates per subscriber. This improvement was partially offset by a 10% decrease in advertising revenues from the absence of National Hockey League (“NHL”) telecasts in the current period as a result of the lockout.

The Cable Network Programming segment reported Operating income of $227 million, an increase of $72 million from the corresponding period of fiscal 2004. These improvements were primarily driven by the revenue increases noted above as well as lower programming costs at the RSNs due to the NHL lockout. Partially offsetting these improvements were higher programming expenses for movies at FX, increased program expenses due to political coverage at Fox News and the partial recovery in the corresponding period of fiscal 2004 of approximately $15 million of certain receivable claims against Adelphia Communications Corporation (“Adelphia”) which were previously written off.

Direct Broadcast Satellite Television – For the three months ended December 31, 2004, SKY Italia’s revenues increased to $581 million from $421 million for the three months ended December 31, 2003. Revenue growth of 38% was primarily driven by strong subscriber additions including over 270,000 net new subscribers during the second quarter of fiscal 2005 which resulted in SKY Italia’s subscriber base exceeding 3.1 million at December 31, 2004. Also contributing to revenue growth during the three months ended December 31, 2004 was an increase in average rate per subscriber as compared to the corresponding period of fiscal 2004. This increase was driven by new and existing subscribers opting for more premium programming.

For the three months ended December 31, 2004, operating losses at SKY Italia were consistent with the second quarter of fiscal 2004. The revenue growth was partially offset by higher programming spending primarily due to the airing of additional soccer matches and the addition of ten new entertainment channels on the basic programming tier as well as increased subscriber acquisition costs. Additionally, the Company incurred costs associated with the one-time swap-out of set-top boxes which were using outdated encryption software.

Magazines and Inserts – For the three months ended December 31, 2004, revenues at the Magazines and Inserts segment increased to $259 million from $229 million in the corresponding period of fiscal 2004. This was primarily due to a volume increase in our InStore advertising business due to higher demand for our at-shelf advertising products in supermarkets in the U.S. and an increase in volume from the Free Standing Insert (“FSI”) business. Partially offsetting these increases was a decrease in pricing at the FSI business.

Operating income increased to $73 million for the three months ended December 31, 2004 from $63 million in the corresponding period of fiscal 2004. This increase resulted primarily from the increases noted above.

Newspapers – The Newspapers segment reported revenue of $1,010 million in the second quarter of fiscal 2005 as compared to $858 million in corresponding period of fiscal 2004. For the three months ended December 31, 2004, Operating income at the Newspapers segment was $184 million, an increase of 8% from $170 million reported in the second quarter of fiscal 2004.

For the three months ended December 31, 2004, UK Newspapers’ revenues increased 12% due to the weakening of the U.S. dollar against Sterling. Advertising revenue was higher primarily due to an increase in the volume of color display and classified advertisements at The Sun. Circulation revenue was consistent with the corresponding period of fiscal 2004 as cover price increases offset lower volume. Operating income at the UK Newspapers decreased 16% for the quarter ended December 31,

2004 as compared to the corresponding period of fiscal 2004. This decrease was principally due to increased depreciation and other costs associated with the development of new printing plants in the UK over the next four to five years, partially offset by the weakening of the U.S. dollar against Sterling. During the three months ended December 31, 2004, the weakening of the U.S. dollar against Sterling resulted in an 11% and 8% increase to revenues and operating income, respectively.

For the three months ended December 31, 2004, the Australian newspapers’ revenues increased 28% due to the consolidation of the results of Queensland Press Pty Limited (“QPL”) in November 2004, improved display and classified revenues and the weakening of the U.S. dollar against the Australian dollar. The advertising revenue increases were driven by the improved economic conditions in Australia and new sales initiatives, resulting in strong gains in national and retail display, and the employment classified sections. Operating income increased 41% as compared to the corresponding period of fiscal 2004 primarily due to the revenue increases noted above. During the three months ended December 31, 2004, the weakening U.S. dollar against the Australian dollar resulted in approximately 8% and 9% increases to revenues and operating income, noted above, respectively.

Book Publishing – For the three months ended December 31, 2004, revenues at HarperCollins increased by $36 million, or 11%, to $377 million as compared to the corresponding period in fiscal 2004. This revenue increase was driven by the release of State of Fear by Michael Crichton, strong sales of the 11 titles in Lemony Snicket’s A Series of Unfortunate Events in conjunction with the December movie release and bestseller performance that continues to exceed fiscal 2004. HarperCollins had 36 titles on the New York Times Bestseller list compared to 25 titles in the corresponding period of fiscal 2004. HarperCollins reported Operating income of $62 million, a $5 million or 9% improvement from the corresponding period of fiscal 2004 as the revenue increase noted above was offset by increased expenses in product costs.

Other – For the second quarter of fiscal 2005, revenues at the Other segment increased from $207 million for the second quarter of fiscal 2004 to $275 million, or 33%. This increase was primarily due to higher revenue at NDS from increased smartcard shipments, primarily to DIRECTV, as well as an increase in total authorized smartcards in use as compared to the corresponding period of fiscal 2004. For the three months ended December 31, 2004, the Other segment reported Operating loss of $47 million as compared to operating income of $10 million in the corresponding period of fiscal 2004 due to costs related to the Company’s reincorporation to the United States and increased research and development costs at NDS partially offset by the revenue increases noted above.

Interest expense, net - Interest expense, net increased $6 million for the three months ended December 31, 2004 from $131 million to $137 million due to increased interest expense related to the 5.3% Notes due 2014 and the 6.2% notes due 2034, that were issued during the quarter ended December 31, 2004.

Equity earnings (losses) of affiliates - Equity earnings of affiliates of $48 million for the three months ended December 31, 2004 increased $79 million from losses of $31 million in the corresponding period of fiscal 2004. This increase was primarily due to increased contributions from RPP and BSkyB and a comparatively favorable impact from foreign currency fluctuations reported by the Latin America DTH platforms, partially offset by the recognition of losses at DIRECTV.

	For the three months ended December 31,
	2004	2003	Change
	(in millions)
BSkyB	$64	$56	$8
DIRECTV	(77)	—	(77)
Sky Brasil	12	(6)	18
FOXTEL	(7)	(4)	(3)
Other equity affiliates	56	(77)	133

Total equity earnings (losses) of affiliates	$48	$(31)	$79

The Company’s share of DIRECTV’s losses for the three months ended December 31, 2004 was $77 million and includes the amortization of certain finite-lived intangibles. These results reflect the Company’s allocation of the fair value of DIRECTV’s assets and liabilities as of December 22, 2003 and, as required, excludes certain items that were recognized by DIRECTV as income and expense within its results.

Other, net -For the three months ended December 31, 2004, Other, net was a loss of $114 million as compared to a loss of $186 million in the corresponding period of fiscal 2004. For the quarter ended December 31, 2004, Other, net was primarily comprised of a charge for the unrealized change in fair value on the Company’s exchangeable securities of approximately $86 million and a loss on the sale of a Latin American DTH business to DIRECTV of approximately $55 million, offset by a gain of $39 million on the sale of Rogers Sportsnet. For the quarter ended December 31, 2003, Other, net was primarily comprised of a charge for the unrealized change in fair value on the Company’s exchangeable securities of approximately $189 million.

Income tax expense – The effective tax rate for the second quarter of 2005 is 36.8% as compared to the corresponding period of fiscal 2004 effective tax rate of 38.2%. The difference between the statutory federal income tax rate and the effective tax rates, for both periods, is primarily the result of state income taxes.

Minority interest in subsidiaries - Minority interest expense increased to $89 million from $46 million in the corresponding period of fiscal 2004. This $43 million increase was primarily due to improved results at FEG.

Results of Operations—For the six months ended December 31, 2004 versus the six months ended December 31, 2003.

The following table sets forth the Company’s operating results by segment, for the six months ended December 31, 2004 as compared to the six months ended December 31, 2003.

	For the six months ended December 31,
	2004	2003	Change	%Change
	(in millions)
Revenues (1):
Filmed Entertainment	$3,249	$2,625	$624	24%
Television	2,568	2,566	2	—
Cable Network Programming	1,224	1,161	63	5%
Direct Broadcast Satellite Television	996	685	311	45%
Magazines & Inserts	491	451	40	9%
Newspapers	1,875	1,597	278	17%
Book Publishing	741	688	53	8%
Other	564	395	169	43%

Total revenues	$11,708	$10,168	$1,540	15%

Operating income (loss):
Filmed Entertainment	$698	$592	$106	18%
Television	387	339	48	14%
Cable Network Programming	393	257	136	53%
Direct Broadcast Satellite Television	(226)	(227)	1	—
Magazines & Inserts	137	121	16	13%
Newspapers	302	272	30	11%
Book Publishing	122	116	6	5%
Other	(93)	(28)	(65)	* *

Total operating income	1,720	1,442	278	19%

Interest expense, net	(262)	(264)	2	1%
Equity earnings of affiliates	63	17	46	* *
Other, net	77	20	57	* *

Income before income tax expense and minority interest in subsidiaries	1,598	1,215	383	32%
Income tax expense	(456)	(443)	(13)	(3)%
Minority interest in subsidiaries, net of tax	(131)	(102)	(29)	(28)%

Net income	$1,011	$670	$341	51%

Diluted earnings per share (2)	$0.34	$0.25

**	not meaningful
(1)	The Company classifies the amortization of cable distribution investments against revenues in accordance with Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” as detailed in the following table.

	For the six months ended December 31,
	2004	2003
	(in millions)
Revenues before amortization of cable distribution investments	$11,766	$10,231
Amortization of cable distribution investments	(58)	(63)

Revenues	$11,708	$10,168

(2)	Represents earnings per share based on the total weighted average shares outstanding (Class A and Class B combined) for the six months ended December 31, 2004 and 2003. Class A non-voting shares carry rights to a greater dividend than Class B voting shares through fiscal 2007. As such, net income available to the Company’s common stockholders is allocated between our two classes of common stock, Class A common stock and Class B common stock. In fiscal 2008, Class A shares cease to carry any rights to a greater dividend than Class B shares.

Overview For the six months ended December 31, 2004, the Company’s revenues increased $1,540 million from $10,168 million for the six months ended December 31, 2003 to $11,708 million. This 15% increase was primarily due to revenue increases at the Filmed Entertainment, Direct Broadcast Satellite Television and Newspapers segments. Operating expenses increased approximately 14% for the six months ended December 31, 2004 primarily due to higher film amortization and increased marketing and manufacturing costs at the Filmed Entertainment segment and increased programming costs at Sky Italia due to additional soccer matches and new entertainment channels. Selling, general and administrative expenses increased approximately 15% from the corresponding period of fiscal 2004 primarily due to increased subscriber acquisition costs at Sky Italia and increased employee costs in support of our growing businesses. Depreciation and amortization expense was consistent with the corresponding period of fiscal 2004. During the six months ended December 31, 2004, the Company incurred reorganization costs of $49 million associated with its reincorporation to the United States, reported as Other operating charge in the unaudited consolidated statements of operations. For the six months ended December 31, 2004, Operating income increased $278 million to $1,720 million from the corresponding period of fiscal 2004. This increase was due to improved results at the Cable Network Programming and Filmed Entertainment segments.

Equity earnings of affiliates of $63 million for the six months ended December 31, 2004 increased $46 million from $17 million in the corresponding period of fiscal 2004. This increase was primarily due to increased contributions from RPP and BSkyB and a comparatively favorable impact from foreign currency fluctuations reported by the Latin America DTH platforms, partially offset by the recognition of losses at DIRECTV.

Net income for the six months ended December 31, 2004 was $1,011 million, an increase of $341 million from $670 million in the corresponding period of fiscal 2004. This increase was primarily due to the increases in operating income noted above.

Filmed Entertainment - For the six months ended December 31, 2004, revenues at the Filmed Entertainment segment increased from $2,625 million to $3,249 million, or 24%. This increase was primarily due to higher worldwide home entertainment revenues from film and television titles and worldwide theatrical revenues. Higher home entertainment revenues for film titles reflect the strong worldwide performances of the successful theatrical releases of Day After Tomorrow, Garfield, Dodgeball and I, Robot, and improved performances from various library titles on DVD as compared to the corresponding period of fiscal 2004. In addition, the home entertainment release of the Star Wars Trilogy and the distribution of the Passion of the Christ also contributed to the increase in home entertainment revenues. Television titles contributing to this increase include 24 and The Simpsons. The Company’s DVD revenues rose approximately 47% for the six months ended December 31, 2004 over the corresponding period of fiscal 2004, with 81% and 19% of DVD revenues generated from the sale and distribution of film titles and television titles, respectively. The theatrical revenue increase was driven by several strong theatrical releases, including I, Robot and Alien vs. Predator, as well as continued worldwide contributions from fiscal 2004 releases Dodgeball, Garfield and Day After Tomorrow. The corresponding period of fiscal 2004 included the theatrical releases League of Extraordinary Gentlemen, Cheaper by the Dozen, Master and Commander: The Far Side of the World and 28 Days Later. Offsetting these revenue increases were decreased domestic syndication revenues due to fewer television series being available in the syndication/ cable marketplace as compared to the corresponding period of fiscal 2004.

For the six months ended December 31, 2004, the Filmed Entertainment segment reported Operating income of $698 million as compared to $592 million in the corresponding period of fiscal 2004. This improvement was due to the revenue increases noted above, partially offset by increased marketing and manufacturing costs, amortization of production and participation costs directly associated with the increase in revenues noted above and the disappointing result of Flight of the Phoenix.

Television - The Television segment reported revenue of $2,568 million for the six months ended December 31, 2004, as compared to $2,566 million in the corresponding period of fiscal 2004. For the three months ended December 31, 2004, Operating income at the Television segment was $387 million, an increase of 14% from $339 million reported in the corresponding period of fiscal 2004.

Revenues for the six months ended December 31, 2004 at the Company’s U.S. television operations decreased as compared to the corresponding period of fiscal 2004. The Company’s 35 O&Os and FOX experienced decreased advertising revenue at the O&Os and FOX, driven by a 12% decrease in prime time ratings and the absence of the Emmy Awards which was telecast on FOX during the corresponding period of fiscal 2004. Operating income for the six months ended December 31, 2004 at the Company’s U.S. television operations increased from the corresponding period of fiscal 2004. The increase was driven by improved sports programming performance, lower program amortization as a result of expired syndicated product, and lower advertising costs. These expense decreases were partially offset by lower revenues noted above and higher news costs due to expansion of local news in several markets and higher marketing costs due to the launch of new fall programs and the November sweeps at the O&Os.

Revenues and operating income for the six months ended December 31, 2004 at the Company’s International television operations increased from the corresponding period of fiscal 2004. This increase was primarily driven by increased advertising and subscription revenues at STAR, due to advertising gains in India, where STAR Plus remains India’s top cable entertainment channel, and subscriber revenue gains due to the launch of STAR Chinese Movie channels in Southeast Asia.

Cable Network Programming - Total revenues for the Cable Network Programming segment increased by $63 million or 5% from $1,161 million to $1,224 million for the six months ended December 31, 2004. Fox News’, FX’s and the RSNs’ revenues increased 21%, 17% and 7%, respectively, over the corresponding period of fiscal 2004, partially offset by the absence of revenues from the Dodgers which was sold in February 2004.

At Fox News, advertising revenues increased 26% from the corresponding period of fiscal 2004 due to increased advertising sales, which was driven primarily by increased national pricing. Affiliate revenue increased by 14%, which was attributed to an increase in subscribers from the corresponding period of fiscal 2004. As of December 31, 2004, Fox News reached approximately 87 million Nielsen households, a 2% increase over fiscal 2004.

At FX, advertising revenues increased 22% from the corresponding period of fiscal 2004 due to higher ratings and improved pricing. Affiliate revenues increased 12% over the corresponding period of fiscal 2004, reflecting an increase in subscribers and average rates per subscriber. As of December 31, 2004, FX reached approximately 85 million Nielsen households, a 3% increase over the corresponding period of fiscal 2004.

At the RSNs, affiliate revenues increased 11% over the corresponding period of fiscal 2004 primarily from an increase in subscribers and higher average rates per subscriber. This improvement was partially offset by a 5% decrease in advertising revenues from the absence of NHL telecasts in the current period as a result of the lockout.

The Cable Network Programming segment reported Operating income of $393 million, an increase of $136 million from the corresponding period of fiscal 2004. This improvement was primarily driven by the revenue increases noted above as well as the absence of losses from the sale of the Dodgers, lower programming costs at the RSNs due primarily to the NHL lockout and lower programming costs at FX due in part to costs associated with the fiscal 2004 cancellation of Lucky and The Orlando Jones Show. Partially offsetting these improvements were increased programming costs for political coverage at Fox News and the partial recovery in the corresponding period of fiscal 2004 of approximately $15 million of certain receivable claims against Adelphia which were previously written off.

Direct Broadcast Satellite Television – For the six months ended December 31, 2004, SKY Italia’s revenues increased to $996 million from $685 million for the six months ended December 31, 2003. Revenue growth of 45% was primarily driven by strong subscriber additions including nearly 440,000 net new subscribers during the first six months of fiscal 2005 which resulted in SKY Italia’s subscriber base exceeding 3.1 million at December 31, 2004. Also contributing to revenue growth during the six months ended December 31, 2004 was an increase in average rate per subscriber as compared to the corresponding period of fiscal 2004. This increase was driven by new and existing subscribers opting for more premium programming.

For the six months ended December 31, 2004, operating losses at SKY Italia were consistent with the corresponding period of fiscal 2004. The revenue growth was partially offset by higher programming spending primarily due to the airing of additional soccer matches and the addition of new entertainment channels on the basic programming tier as well as increased subscriber acquisition costs. Additionally, the Company incurred costs associated with the one-time swap-out of set-top boxes which were using outdated encryption software.

Magazines and Inserts – For the six months ended December 31, 2004, revenues increased to $491 million from $451 million in the corresponding period of fiscal 2004. This was primarily due to a volume increase in our InStore advertising business due to higher demand for our at-shelf advertising products in supermarkets in the U.S. and an increase in volume from the FSI business. Partially offsetting these increases was a decrease in pricing at the FSI business.

Operating income increased to $137 million from $121 million in the corresponding period of fiscal 2004. This increase primarily resulted from the increases noted above.

Newspapers – The Newspapers segment reported revenue of $1,875 million for the six months ended December 31, 2004 as compared to $1,597 million in corresponding period of fiscal 2004. For the six months ended December 31, 2004, Operating income at the Newspapers segment was $302 million, an increase of 11% from $272 million reported in corresponding period of fiscal 2004.

For the six months ended December 31, 2004, UK Newspapers’ revenues increased 14% due to the weakening of the U.S. dollar against Sterling and increased advertising revenues. Advertising revenue was higher primarily due to an increase in the volume of color display and classified advertisements at The Sun. Circulation revenue was consistent with the corresponding period of fiscal 2004 as cover price increases offset lower volume. Operating income at the UK Newspapers decreased 7% for the six months ended December 31, 2004 as compared to the corresponding period of fiscal 2004. This decrease was principally due to increased depreciation and other costs associated with the development of new printing plants in the UK over the next four to five years, partially offset by the weakening of the U.S. dollar against Sterling. During the six months ended December 31, 2004, the weakening of the U.S. dollar against Sterling resulted in an 11% and 9% increase to revenues and operating income, respectively.

For the six months ended December 31, 2004, the Australian newspapers’ revenues increased 23% due to the consolidation of the results of QPL in November 2004, improved display and classified revenues and the weakening of the U.S. dollar against the Australian dollar. The advertising revenue increase was driven by the improved economic conditions in Australia and new sales initiatives, resulting in strong gains in national and retail display, and the employment classified sections. Operating income increased 36% as compared to the corresponding period of fiscal 2004 primarily due to the revenue increases noted above. During the six months ended December 31, 2004, the weakening U.S. dollar against the Australian dollar resulted in 8% increases to both revenues and operating income, noted above.

Book Publishing – For the six months ended December 31, 2004, revenues at HarperCollins increased by $53 million from $688 million in the corresponding period of fiscal 2004 to $741 million, or 8%. This revenue increase was driven by the release of State of Fear by Michael Crichton in November 2004, strong sales of the 11 titles in Lemony Snicket’s A Series of Unfortunate Events in conjunction with the December movie release, and bestseller performance that continues to exceed fiscal 2004. HarperCollins had 53 titles on the New York Times Bestseller list compared to 43 titles in the corresponding period of fiscal 2004. Operating Profit for the six months ended December 31, 2004 of $122 million, is $6 million, or 5%, higher than the same period last year at $116 million due to the revenue increases noted above offset by variable cost increases and product mix.

Other – For the six months ended December 31, 2004, revenues at the Other segment increased from $395 million for the corresponding period of fiscal 2004 to $564 million, or 43%. This increase was primarily due to higher revenue at NDS and Global Cricket Corporation (“GCC”). The increase in NDS is due to increased smartcard shipments, primarily to DIRECTV, as well as an increase in total authorized smartcards as compared to the corresponding period of fiscal 2004. The increase in GCC was due to the International Cricket Council Champions Trophy 2004 that was held in September 2004 with no comparative event in fiscal 2004. For the six months ended December 31, 2004, the Other segment reported Operating losses of $93 million as compared to $28 million for the corresponding period of fiscal 2004. The increase was due to costs related to the Company’s reincorporation to the United States and increased research and development costs at NDS partially offset by the revenue increases noted above.

Interest expense, net - Interest expense, net decreased $2 million for the six months ended December 31, 2004 to $262 million due to increased interest income received and decreased interest expense due to decreased average balances of borrowings outstanding during the six months ended December 31, 2004.

Equity earnings of affiliates - Equity earnings of affiliates of $63 million for the six months ended December 31, 2004 increased $46 million from $17 million in the corresponding period of fiscal 2004. This increase was primarily due to increased contributions from RPP and BSkyB and a comparatively favorable impact from foreign currency fluctuations reported by the Latin America DTH platforms, partially offset by the recognition of losses at DIRECTV.

	For the six months ended December 31,
	2004	2003	Change
	(in millions)
BSkyB	$142	$109	$33
DIRECTV	(177)	—	(177)
Sky Brasil	25	(14)	39
FOXTEL	(14)	(7)	(7)
Other equity affiliates	87	(71)	158

Total equity earnings of affiliates	$63	$17	$46

The Company’s share of DIRECTV’s losses for the six months ended December 31, 2004 was $177 million and includes the Company’s share of DIRECTV’s increased loss from its sale of PanAmSat resulting from a reduction in the sales proceeds, the Company’s portion of the SPACEWAY program impairment and the amortization of certain finite-lived intangibles. These results reflect the Company’s allocation of the fair value of DIRECTV’s assets and liabilities as of December 22, 2003 and, as required, excludes certain items that were recognized by DIRECTV as income and expense within its results.

Other, net -For the six months ended December 31, 2004, Other, net was a gain of $77 million as compared to a gain of $20 million in the corresponding period of fiscal 2004. For the six months ended December 31, 2004, Other, net was primarily comprised of the gain in fair value on the Company’s exchangeable securities in the amount of approximately $93 million and a gain on the sale of Rogers Sportsnet of approximately $39 million, offset by a $55 million loss of the sale of a Latin American DTH business to DIRECTV. For the six months ended December 31, 2003, Other, net was primarily comprised of the loss in fair value on the

Company’s exchangeable securities in the amount of approximately $97 million, a gain on the sale of SKY PerfecTV of approximately $105 million, and a gain of $26 million related to the settlement of the Company’s insurance claim primarily for the September 2001 loss of its broadcast tower at the World Trade Center in New York, New York.

Income tax expense – The effective tax rate for the six months ended December 31, 2004 is 28.5% as compared to the prior period effective tax rate of 36.5%. The effective tax rate for the six months ended December 31, 2004 is lower than the U.S. statutory rate primarily due to the resolution of income tax audits in the first quarter of fiscal 2005. Excluding this tax benefit, the effective tax rate was 36.4% for the six months ended December 31, 2004.

Minority interest in subsidiaries – Minority interest expense increased to $131 million from $102 million in the corresponding period of fiscal 2004. This $29 million increase was primarily due to improved results at FEG.

Liquidity and Capital Resources

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds; however, the Company has access to the worldwide capital markets, a $1.75 billion Revolving Credit Facility and various film financing alternatives to supplement its cash flows. The outstanding balance on the Revolving Credit Facility as of December 31, 2004 was reduced by letters of credit issued which totaled $108 million. Also as of December 31, 2004, the Company had consolidated cash and cash equivalents of $5.2 billion. We believe that cash flows from operations will be adequate for the Company to conduct its operations. The Company’s internally generated funds are highly dependent upon the state of the advertising market and public acceptance of film and television products. Any significant decline in the advertising market or the performance of its films could adversely impact its cash flows from operations which could require the Company to seek other sources of funds including proceeds from the sale of certain assets or other alternative sources.

The principal uses of cash that affect the Company’s liquidity position include the following: investments in the production and distribution of new feature films and television programs, the acquisition of and payments under programming rights for entertainment and sports programming, paper purchases, operational expenditures, capital expenditures, interest expense, income tax payments and investments in associated entities.

Sources and uses of cash

Net cash provided by operating activities for the six months ended December 31, 2004 and 2003 is as follows (in millions):

For the six months ended December 31,	2004	2003
Net cash provided by operating activities	$980	$625

The increase in net cash provided by operating activities reflects higher cash collections primarily from the increased sale of home entertainment product and increased cash receipts from fiscal 2004 theatrical releases, including Day After Tomorrow, Dodgeball, and Garfield, at the Filmed Entertainment segment during the six months ended December 31, 2004. This increase was offset by higher sports rights payments, higher film participation payments, higher interest payments, higher tax payments and higher pension contributions. The higher sports rights payments reflects contractually scheduled increases on our national and international sports contracts as well as the renewal of several sports teams’ local rights agreements. The Company made pension contributions of approximately $85 million during the six months ended December 31, 2004 as compared to $55 million in the corresponding period of the fiscal 2004.

Net cash used in investing activities for the six months ended December 31, 2004 and 2003 is as follows (in millions):

For the six months ended December 31,	2004	2003
Property, plant, and equipment	$(425)	$(136)
Acquisitions, net of cash acquired	(114)	(147)
Investments in associated entities	(61)	(3,179)
Other investments	(30)	(49)
Proceeds from sale of non-current assets	544	387

Net cash used in investing activities	$(86)	$(3,124)

Cash used in investing activities during the six months ended December 31, 2004 was lower than the corresponding period of fiscal 2004 due to the Company’s purchase of a 34% investment in DIRECTV for approximately $3.1 billion. Property, plant and equipment acquired primarily represents cash used for the purchase of set top boxes that are rented to customers at the Direct Broadcast Satellite Television segment and cash used by the Newspaper segment in connection with the investment in new printing presses. Proceeds from the sale of non-current assets primarily represent cash received in advance on the sale of Sky Brasil to DIRECTV during the six months ended December 31, 2004, and cash received on the sale of SKY Perfect! during the corresponding period of fiscal 2004.

The Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

Net cash provided by financing activities for the six months ended December 31, 2004 and 2003 is as follows (in millions):

For the six months ended December 31,	2004	2003
Borrowings	$1,755	$359
Repayment of borrowings and exchangeable securities	(1,829)	(479)
Cash on deposit	275	157
Issuance of shares	37	529
Dividends paid	(121)	(97)

Net cash provided by financing activities	$117	$469

Net cash provided by financing activities during the six months ended December 31, 2004 was lower primarily due to the absence of the stock offering that occurred in the corresponding period of fiscal 2004. The debt repayments included the retirement of debt assumed in the acquisition of the Cruden Group of companies, principal payments on our film financing facility, the final payments on the Eurobonds and the retirement of the Company’s perpetual preference shares. (See Notes 2 and 5 to the unaudited consolidated financial statements for further detail.) In December 2004, the Company issued $1.75 billion in Senior Notes which offset the repayments noted above.

Debt Instruments (1)

Repayments	Amount of indebtedness
(in millions)
Cruden Group assumed debt (2)	$654
New Millennium II	507
Preferred Perpetual Shares (3)	345
Eurobonds	302
All other	21

$1,829

Issuances
Notes due 2014	$750
Notes due 2034	1,000
All other	5

$1,755

(1)	See footnote 5 to the unaudited consolidated financial statements with reference to borrowings activity.
(2)	Represents the retirement of debt assumed in the acquisition of the Cruden Group of companies. See footnote 2 to the unaudited consolidated financial statements with reference to the acquisition of the Cruden Group of companies.
(3)	See footnote 12 to the unaudited consolidated financial statements with reference to the retirement of the Company’s perpetual preference shares.

Ratings of the Public Debt

The table below summarizes the Company’s credit ratings as of December 31, 2004.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa 3	Positive
Standard & Poor’s	BBB-	Positive

Guarantees

The Company’s guarantees consist of the following:

As of December 31, 2004
(in millions)
Transponder leases	$467
Star Channel Japan	49
Sky Brasil credit agreement	210
Innova credit agreement	45

Total guarantees	$771

Revolving Credit Agreement

On June 27, 2003, News America Incorporated (“NAI”), a subsidiary of the Company, entered into a $1.75 billion Five Year Credit Agreement (the “Credit Agreement”) with Citibank N.A., as administrative agent, JP Morgan Chase Bank, as syndication agent, and the lenders named therein. TNCL, FEG Holdings, Inc., Fox Entertainment Group, Inc., News America Marketing FSI, Inc., and News Publishing Australia Limited are guarantors (the “Guarantors”) under the Credit Agreement. On November 12, 2004, News Corporation, a Delaware corporation, and News Australia Holdings Pty Limited were added as guarantors to the Credit Agreement. After the date hereof, News Corporation proposes to undertake an internal restructuring of the News Group. As a result of the proposed internal restructuring, TNCL will be released as guarantor.

The Credit Agreement provides a $1.75 billion revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit, and expires on June 30, 2008. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific gearing and interest coverage ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.20% regardless of facility usage. The Company pays interest for borrowings and letters of credit at LIBOR plus 0.675%. The Company pays an additional fee of 0.125% if borrowings under the facility exceed 25% of the committed facility. The interest and fees are based on the Company’s current debt rating.

Commitments

In October 2004, the Company announced its intentions to invest in new printing plants in the United Kingdom and Australia to take advantage of technological and market changes. The Company intends to invest approximately $1 billion in the United Kingdom printing plants for The Sun, the News of the World, The Times, The Sunday Times and the TSL Education supplements and $500 million for the Australian printing plants.

In November 2004, the Company entered into a six-year follow-on contract with the National Football League commencing with the 2006 season, increasing the Company’s commitments with respect to sports programming rights by approximately $4.3 billion.

In November 2004, the Company entered into an agreement with the Bowl Championship Series from fiscal 2007 through fiscal 2010, increasing the Company’s commitments with respect to sports programming rights by approximately $330 million.

Contingencies

The Company is party to several purchase and sale arrangements, which become exercisable over the next ten years by the Company or the counter-party to the agreement. Total contingent receipts/payments under these agreements (including cash and stock) have not been included in the Company’s financial statements. In fiscal 2005, one arrangement is exercisable, which would not have a material impact on the Company’s financial statements. In fiscal 2006, the 40% equity interest in RPP, which is owned by the Company’s majority owned subsidiary, can be purchased by a subsidiary of Cablevision Systems Corporation (“Cablevision”) and Cablevision can, independently, put to the Company’s majority owned subsidiary their equity interest in both National Sports Partners and National Advertising Partners in accordance with the terms of the respective partnership agreement. If Cablevision does not elect to purchase the Company’s equity interest in RPP, the Company can put to Cablevision its equity interest.

The Company experiences routine litigation in the normal course of its business. The Company believes that none of its pending litigation will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

News Corporation has exposure to several types of market risk: changes in foreign currency exchange rates, interest rates and stock prices. The Company neither holds nor issues financial instruments for trading purposes. The following sections provide quantitative information on the Company’s exposure to foreign currency exchange rate risk, interest rate risk and stock price risk. It makes use of sensitivity analyses that are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.

Foreign Currency Exchange Rates

News Corporation conducts operations in three principal currencies: the U.S. dollar, the British pound sterling, the Australian dollar and, to a lesser extent, the Euro. These currencies operate as the functional currency for the Company’s U.S., European, and Australian operations, respectively. Cash is managed centrally within each of the three regions with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, drawdowns in the appropriate local currency are available either under the New Credit Agreement or from intercompany borrowings. Since earnings of the Company’s Australian and European operations are expected to be reinvested in those businesses indefinitely, the Company does not hedge its investment in the net assets of those foreign operations.

At December 31, 2004, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $136 million (including the Company’s non-U.S. dollar-denominated fixed rate debt). The potential decrease in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $16 million for the six months ended December 31, 2004.

Interest Rates

The Company’s current financing arrangements and facilities include $11.2 billion of outstanding debt with fixed interest and the Credit Agreement, which carries variable interest. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair value of such debt, while a change in the interest rate of variable debt will impact interest expense as well as the amount of cash required to service such debt. As of December 31, 2004 substantially all of the Company’s financial instruments with exposure to interest rate risk was denominated in U.S. dollars and had an aggregate fair value of $12.1 billion. The potential change in fair value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $550 million for the six months ended December 31, 2004.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity affiliates and have an aggregate fair value of approximately $17,281 million as of December 31, 2004. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $15,553 million. Such a hypothetical decrease would result in a decrease in comprehensive income of approximately $17 million, as any changes in fair value of the Company’s equity affiliates are not recognized, as these investments are accounted for under the equity method.

In accordance with SFAS No. 133, the Company has recorded the conversion feature embedded in its exchangeable debentures in other liabilities. At December 31, 2004, the fair value of this conversion feature is $290 million and is sensitive to movements in the share price of one of the Company’s publicly traded equity affiliates. A 10% increase in the price of the underlying stock would increase the fair value of the call option by approximately $79 million.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chairman and Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report and, based on this evaluation, have concluded that the disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

NDS

On June 6, 2003, Echostar Communications Corporation, Echostar Satellite Corporation, Echostar Technologies Corporation and Nagrastar L.L.C. (collectively, “Echostar”) filed an action against NDS in the United States District Court for the Central District of California. Echostar filed an amended complaint on October 8, 2003, which purported to allege claims for violation of the Digital Millennium Copyright Act (“DMCA”), the Communications Act of 1934 (“CA”), the Electronic Communications Privacy Act, The Computer Fraud and Abuse Act, California’s Unfair Competition statute and the federal RICO statute. The complaint also purported to allege claims for civil conspiracy, misappropriation of trade secrets and interference with prospective business advantage. The complaint sought injunctive relief, compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court, except for the DMCA, CA and unfair competition claims, and the Court limited these claims to acts allegedly occurring within three years of the filing of the complaint. Echostar filed a second amended complaint. NDS filed a motion to dismiss the second amended complaint on March 31, 2004. The motion was scheduled to be heard by the Court on July 23, 2004. On July 21, 2004, the Court issued an order vacating the July 23, 2004 hearing date and ordering, among other things, Echostar to file a third amended complaint within 10 days correcting various deficiencies in the second amended complaint noted by the Court. Echostar filed its third amended complaint on August 4, 2004. On August 6, 2004, the Court ruled that NDS was free to file motion to dismiss the third amendment complaint, which NDS did on September 20, 2004. The hearing occurred on January 3, 2005. The parties are awaiting the Court’s decision.

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, “Sogecable”), filed an action against NDS in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003, which purported to allege claims for violation of the DMCA and the federal RICO statute. The amended complaint also purported to allege claims for interference with contract and prospective business advantage. The complaint sought injunctive relief, compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. NDS filed a motion to dismiss the second amended complaint on March 31, 2004. On July 23, 2004, the Court heard oral argument on the motion and advised that a formal ruling should be issued by early August. On August 4 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint. On October 1, 2004, Sogecable notified the Court that it would not be filing a third amended complaint, but would appeal the Court’s entry of final judgement dismissing the suit to the Ninth Circuit Court of Appeals.

DIRECTV

TNCL was named as a defendant in a Revised Amended Consolidated Complaint filed on May 7, 2004 in a lawsuit captioned “In re General Motors (Hughes) Shareholders Litigation,” filed in the Court of Chancery of the State of Delaware, Consolidated Civil Action No. 20269-NC. The lawsuit relates to TNCL’s acquisition of stock in Hughes on December 22, 2003 which was subsequently transferred to the FEG. The complaint alleges that TNCL aided and abetted an alleged breach of fiduciary duty by the Board of Directors of GM allegedly owed to a class of certain GM shareholders. The plaintiffs allegedly seek “appropriate equitable relief…including rescissory remedies to the extent feasible… .” The Company believes that the lawsuit is without merit and intends to vigorously defend against claims brought against the TNCL in the lawsuit. The Company also believes it is entitled to indemnification by GM under the agreements related to the transaction. On August 30, 2004, TNCL filed a brief in support of its motion to dismiss the complaint. On October 18, 2004, the plaintiffs filed their opposition to the motion. The Company filed its reply on November 17, 2004. The oral argument is set for March 7, 2005.

FEG Exchange Offer

Following the end of the period covered by the report, on January 10, 2005, News Corporation received complaints relating to a number of purported class actions filed in Court of Chancery in the State of Delaware. The complaints generally allege, among other things, that News Corporation and the members of the FEG board of directors have breached fiduciary duties owed to the public stockholders of FEG, including as a result of News Corporation offering to acquire shares of FEG Class A common stock at an unfair price and at a time that disadvantages the FEG stockholders. The complaints generally seek declaratory and injunctive relief and damages in an unspecified amount. News Corporation believes that these claims are without merit and intends to vigorously contest the allegations.

News Corporation is currently aware of seventeen purported class action complaints that have been filed in the Court of Chancery of the State of Delaware challenging the Offer. The Delaware complaints are captioned: Allen v. News Corp., et al., No. 979-N; Mascarenhas v. Fox Entm’t. Group, et al., No. 980-N; Shemesh v. Fox Entm’t. Group, et al., No. 981-N; Striffler v. FEG Holdings, et al., No. 982-N; Howard Vogel Ret. Plan v. Powers, et al., No. 984-N; Doniger v. News Corp., et al., No. 985-N; Engle v. Murdoch, et al., No. 986-N; Shrank v. Murdoch, et al., No. 988-N; Blackman v. Fox Entm’t. Group, et al., No. 991-N; Fishbone v. News Corp., et al., No. 994-N; Kennel v. News Corp., et al., No. 995-N; Millner v. News Corp., et al., No. 996-N; Pipefitters Locals v. Fox Entm’t. Group, et al., No. 1003-N; Molinari v. News Corp., et al., C.A. No. 1018-N; Seaview Services v. Fox Entertainment, et al., C.A. No. 1026-N; Teachers’ Retirement System of Louisiana v. Powers, et al., C.A. No. 1033-N; and New Jersey Building Laborers’ Pension Fund v. Powers, et al., C.A. No. 1034. The Shrank action, No. 988-N, was voluntarily dismissed on January 19, 2005. News Corporation is also currently aware of two purported class action complaints raising substantially similar claims that have been filed in the Supreme Court of the State of New York, County of New York. The New York complaints are captioned: Shrank v. Murdoch, et al., Index No. 600114/2005; and Green Meadows Ptr. v. Fox Entertainment, et al., No. 100706/2005. On January 21, 2005, certain plaintiffs in the Delaware lawsuits filed a motion that seeks to consolidate the Delaware actions. In addition, the Company has filed motions to dismiss and to stay discovery, and the plaintiffs have filed a motion for expedited proceedings. On February 3, 2005, the Court of Chancery denied News Corporation’s motion to stay discovery, and granted the plaintiffs’ motion for expedited discovery and motion to consolidate.

All of the complaints generally allege, among other things, that News Corporation and the members of the FEG board of directors purportedly breached fiduciary duties owed to the public stockholders of FEG in connection with the Offer by: (1) offering to acquire their shares at an unfair price; (2) offering to acquire their shares at a time that disadvantages the public stockholders; (3) having FEG appoint directors who are neither independent nor disinterested to a special committee created to consider the Offer; and (4) failing to adequately disclose information material to the Offer, including disclosure with respect to the FEG 2005 budget.

As for relief, the plaintiffs seek, among other things: (1) an order that the complaints are properly maintainable as a class action; (2) a declaration that defendants have breached their fiduciary duties and other duties to the plaintiffs and other members of the purported class; (3) injunctive relief; (4) unspecified monetary damages; (5) attorneys’ fees, costs and expenses; and (6) such other and further relief as the Court may deem just and proper. News Corporation believes that these claims are without merit and intends to vigorously contest these allegations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 26, 2004, the Company’s predecessor, News Holding Limited (formerly known as The News Corporation Limited, or TNCL) held its annual general meeting of shareholders (“AGM”). The director nominees were re-elected for a term of three years by the vote set forth below:

Name of Director	For	Against	Abstain	Undirected
Kenneth E. Cowley	1,182,135,379	40,763,353	5,684,611	333,957,943
David F. DeVoe	1,181,276,161	43,380,709	3,842,872	334,034,344

Viet Dinh	1,197,882,081	24,862,711	5,586,271	334,210,223
Peter Barnes	1,199,562,470	25,098,916	3,823,017	334,056,083

John L. Thornton	1,181,320,668	41,645,912	5,126,392	334,296,672

The Company’s other directors, whose terms of office continued after the AGM, are: K. Rupert Murdoch; Chase Carey; Peter Chernin; Roderick I. Eddington; Andrew S.B. Knight; Lachlan K. Murdoch; Thomas J. Perkins; Stanley S. Shuman; and Arthur M. Siskind.

Also on October 26, 2004, TNCL held seven special meetings of security holders in connection with the Reorganization as more fully described in the Information Memorandum dated September 15, 2004 and filed by TNCL under cover of Form 6-K dated September 16, 2004.

Meeting One - Holders of TNCL’s ordinary shares (other than members of the Murdoch family and their associates), including those ordinary shares represented by American Depositary Shares (“ADSs”) (“Ordinary Shares”), voted on a proposal to have their shares cancelled and to receive in exchange therefore shares of Class B Common Stock of News Corporation, on a one for two share basis (the “Ordinary Share Scheme”). The Ordinary Share Scheme was approved by the following vote:

For	Against
865,699,911	82,714,826

Meeting Two - Holders of TNCL’s preferred limited voting ordinary shares (other than members of the Murdoch family and their associates), including those preferred limited voting ordinary shares represented by ADSs (“Preferred Shares”) voted on a proposal to have their shares cancelled and to receive in exchange therefore shares of Class A Common Stock of News Corporation, on a one for two share basis (the “Preferred Share Scheme”). The Preferred Share Scheme was approved by preferred limited voting ordinary shareholders by the following vote:

For	Against
2,761,016,295	108,205,413

Meeting Three - Holders of TNCL’s Ordinary and Preferred Shares voted on a proposal to reduce the capital of TNCL by canceling all of the Ordinary Shares and all of the Preferred Shares in the capital of TNCL, such reduction and cancellation to take effect upon implementation of the Ordinary and Preferred Share Schemes (the “Capital Reduction”). The Capital Reduction was approved by ordinary and preferred limited voting ordinary shareholders by the following vote:

For	Against
3,678,946,217	163,483,365

Meeting Four - TNCL option holders (other than members of the Murdoch family and their associates) voted on a proposal to have their options cancelled and to receive in exchange therefore replacement options of News Corporation, on a one for two option basis (the “Option Scheme”). The Option Scheme was approved by option holders by the following vote:

For	Against
419,153,799	196,970

Meeting Five - Holders of TNCL’s Ordinary Shares who were members or associates of the Murdoch family, voted on a proposal to approve the Ordinary Share Scheme. The Ordinary Share Scheme was approved by the ordinary shareholders who were members or associates of the Murdoch family by the following vote:

For	Against
627,089,640	0

Meeting Six - Holders of TNCL’s Preferred Shares who were members or associates of the Murdoch family, voted on a proposal to approve the Preferred Share Scheme. The Preferred Share Scheme was approved by preferred limited voting ordinary shareholders who were members or associates of the Murdoch family by the following vote:

For	Against
217,279,240	0

Meeting Seven - TNCL option holders who were members or associates of the Murdoch family, voted on a proposal to approve the Option Scheme. The Option Scheme was approved by option holders who were members or associates of the Murdoch family by the following vote:

For	Against
44,465,845	0

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Restated Employment Agreement dated as of January 1, 2005 by and between News America Incorporated (successor to News America Publishing Incorporated and formerly known as News America Holdings Incorporated) and Arthur M. Siskind *

10.2	Non-Executive Director Compensation Summary Sheet. *

31.1	Certification of the Chairman and Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Senior Executive Vice President and Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chairman and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Fox Entertainment Group, Inc. Financial Statements for the six month period ended December 31, 2004 *

*	Filed herewith

(b) Reports on Form 8-K.

The following current reports on Form 8-K were filed by the Company during the Company’s second fiscal quarter:

(i)	Current Report on Form 8-K of the registrant filed November 12, 2004 relating to News Corporation’s completion of acquisition or disposition of assets acquired and/or disposed related to the reincorporation.

(ii)	Current Report on Form 8-K of the registrant filed November 24, 2004 relating to News Corporation’s amendment to the Stockholder Rights Agreement to reflect the name change of the Company, News Corporation’s financial results for the year ended June 30, 2004 and other items related to the reincorporation.

(iii)	Current Report on Form 8-K of the registrant filed December 3, 2004 relating to the announcement by News Corporation of its entry into a material definitive agreement regarding the private placement of $1.0 billion of 6.20% Senior Notes due 2034 at the issue price of 99.202% and $750 million of 5.30% Senior Notes due 2014 at the issue price of 99.928%.

(iv)	Current Report on Form 8-K of the registrant filed December 23, 2004 relating to News Corporation’s financial results for the First Quarter ended September 30, 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 4, 2005	NEWS CORPORATION

	By:	/S/ DAVID F. DEVOE
David F. DeVoe
Chief Financial Officer