Form 10-Q
period 2005-03-31
NEWS CORP
filed 2005-05-05
CIK 1308161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

As of May 4, 2005, 2,251,413,258 shares of Class A Common Stock, par value $0.01 per share, and 1,044,776,158 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	For the three months ended March 31,		For the nine months ended March 31,
	2005	2004	2005	2004
Revenues	$6,043	$5,164	$17,751	$15,332
Expenses:
Operating expenses	4,060	3,384	11,925	10,268
Selling, general, and administrative	918	816	2,715	2,379
Depreciation and amortization	176	149	453	428
Other operating charge	—	—	49	—

Operating income	889	815	2,609	2,257
Other (expense) income:
Interest expense, net	(143)	(136)	(405)	(400)
Equity earnings (losses) of affiliates	91	71	154	88
Other, net	(62)	14	15	34

Income before income tax expense and minority interest in subsidiaries	775	764	2,373	1,979
Income tax expense	(317)	(282)	(773)	(725)
Minority interest in subsidiaries, net of tax	(58)	(48)	(189)	(150)

Net income	$400	$434	$1,411	$1,104

Basic earnings per share:
Class A	$0.14	$0.16	$0.51	$0.43
Class B	$0.12	$0.13	$0.43	$0.36

Diluted earnings per share:
Class A	$0.14	$0.16	$0.50	$0.42
Class B	$0.12	$0.13	$0.42	$0.35

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	At March 31, 2005	At June 30, 2004
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$5,993	$4,051
Cash on deposit	—	287
Receivables, net	5,016	4,214
Inventories, net	1,745	1,530
Deferred income taxes	355	521
Other	307	396

Total current assets	13,416	10,999
Non-current assets:
Receivables	740	766
Investments	11,169	10,914
Inventories, net	2,366	2,669
Property, plant, and equipment, net	4,440	3,796
Intangible assets	11,383	10,998
Goodwill	11,159	7,153
Other non-current assets	910	1,048

Total non-current assets	42,167	37,344

Total assets	$55,583	$48,343

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings	$918	$1,084
Accounts payable, accrued expenses and other current liabilities	4,331	3,963
Participations, residuals and royalties payable	1,114	890
Program rights payable	815	654
Deferred revenue	556	467

Total current liabilities	7,734	7,058

Non-current liabilities:
Borrowings	10,013	9,080
Other liabilities	3,813	3,878
Deferred income taxes	4,051	3,620
Minority interest in subsidiaries	198	3,832
Commitments and contingencies
Shareholders’ Equity:
Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 2,222,387,506 shares and 1,934,840,645 shares issued and outstanding, net of 1,739,914,819 and 0 treasury shares at par at March 31, 2005 and June 30, 2004, respectively	22	19
Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 1,044,776,157 shares and 1,049,962,215 shares issued and outstanding, net of 313,721,702 and 0 treasury shares at par at March 31, 2005 and June 30, 2004, respectively	10	11
Additional paid-in capital	30,564	23,636
Accumulated deficit and accumulated other comprehensive loss	(822)	(2,791)

Total shareholders’ equity	29,774	20,875

Total liabilities and shareholders’ equity	$55,583	$48,343

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the nine months ended March 31,
	2005	2004
Operating activities:
Net income	$1,411	$1,104
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	453	428
Amortization of cable distribution investments	86	94
Equity earnings of affiliates	(154)	(88)
Cash distributions received from investees	78	31
Other, net	(15)	(34)
Minority interest in subsidiaries, net of tax	189	150
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(612)	(370)
Inventories, net	20	(420)
Accounts payable and other liabilities	857	1,104

Net cash provided by operating activities	2,313	1,999

Investing activities:
Property, plant, and equipment, net of acquisitions	(710)	(213)
Acquisitions, net of cash acquired	(141)	(151)
Investments in equity affiliates	(142)	(3,213)
Other investments	(30)	(64)
Proceeds from sale of non-current assets	643	549

Net cash used in investing activities	(380)	(3,092)

Financing activities:
Borrowings	1,776	440
Repayment of borrowings and exchangeable securities	(2,095)	(616)
Cash on deposit	275	163
Issuance of shares	65	545
Dividends paid	(124)	(106)

Net cash (used in) provided by financing activities	(103)	426

Net increase (decrease) in cash and cash equivalents	1,830	(667)
Cash and cash equivalents, beginning of year	4,051	4,477
Exchange movement on opening cash balance	112	59

Cash and cash equivalents, end of period	$5,993	$3,869

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these unaudited consolidated financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

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

The following table reflects the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions for stock-based employee compensation. These pro forma effects are not representative of future amounts since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, additional options may be granted in future years and the vesting of certain options was accelerated on May 3, 2005 (See Note 14).

	For the three months ended March 31,		For the nine months ended March 31,
	2005	2004	2005	2004
	(in millions, except per share data)
Net income, as reported	$400	$434	$1,411	$1,104
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18)	(22)	(51)	(66)

Pro forma net income	$382	$412	$1,360	$1,038

As reported:
Basic earnings per share
Class A	$0.14	$0.16	$0.51	$0.43
Class B	$0.12	$0.13	$0.43	$0.36
Diluted earnings per share
Class A	$0.14	$0.16	$0.50	$0.42
Class B	$0.12	$0.13	$0.42	$0.35

Pro forma:
Basic earnings per share
Class A	$0.14	$0.15	$0.49	$0.40
Class B	$0.12	$0.12	$0.41	$0.34
Diluted earnings per share
Class A	$0.14	$0.15	$0.48	$0.40
Class B	$0.11	$0.12	$0.40	$0.33

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment.” This standard will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values. That cost will be recognized over the vesting period. SFAS No. 123(R) will become effective for the Company in the first quarter of fiscal 2006. An illustration of the impact on the Company using a Black-Scholes option valuation methodology is presented above.

In accordance with SFAS No. 130, “Reporting Comprehensive Income,” total comprehensive income for the Company consists of the following:

	For the three months ended March 31,		For the nine months ended March 31,
	2005	2004	2005	2004
	(in millions)
Net income, as reported	$400	$434	$1,411	$1,104
Other comprehensive income:
Foreign currency translation adjustments	(22)	30	521	844
Unrealized holding gains on securities, net of tax	17	8	37	26

Total comprehensive income	$395	$472	$1,969	$1,974

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation (continued)

Recent Accounting Pronouncements

In October, 2004, the American Jobs Creation Act (the “Act”) was signed into law. The Jobs Creation Act includes a temporary incentive for U.S. multinationals to repatriate foreign earnings at an effective 5.25 percent tax rate. Such repatriations must occur in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. In December 2004, the FASB issued a FASB Staff Position, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). FSP FAS 109-2 allows companies additional time to evaluate the effect of the Act as to whether unrepatriated foreign earnings continue to qualify for the SFAS No. 109 exception regarding non-recognition of deferred tax liabilities and would require explanatory disclosures from those who need the additional time. The Company is currently considering the effects of the repatriation provisions of the Act. Through March 31, 2005, the Company has not provided deferred taxes on substantially all of the undistributed earnings of foreign subsidiaries since substantially all such earnings were expected to be permanently invested in foreign operations but has started an evaluation of the effects of the repatriation provision. Whether the Company will ultimately take advantage of this provision depends on a number of factors, including reviewing future Congressional or Treasury Department guidance, before a determination can be made. The range of possible amounts that the Company is considering for repatriation under this provision is up to approximately $500 million. The related potential range of income tax is up to approximately $30 million.

In September 2004, the Emerging Issues Task Force issued Topic No. D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill” (“Topic D-108”). Topic D-108 requires a direct value method, rather than the residual value method, be used to value intangible assets other than goodwill for such assets acquired in business combinations completed after September 29, 2004. Topic D-108 also requires that registrants who have applied the residual method to the valuation of intangible assets for purposes of impairment testing should perform an impairment test using a direct value method for such intangibles no later than the beginning of their first fiscal year beginning after December 15, 2004. The Company has used the residual value method to value its broadcast licenses. Pursuant to the provisions of Topic D-108, the Company plans to utilize a direct method of valuation for an impairment test to be performed as of July 1, 2005. The Company has not yet evaluated the impact of adopting Topic D-108 on its financial position, results of operations or cash flows.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Incorporation in the United States

On November 12, 2004, the Reorganization was accomplished under Australian law whereby the holders of TNCL’s ordinary and preferred limited voting ordinary shares, including those ordinary shares and preferred limited voting ordinary shares represented by American Depositary Shares, had their shares cancelled and received in exchange shares of Class B Common Stock and Class A Common Stock of News Corporation, respectively, on a one for two share basis. Reorganization costs expensed during the nine month period ended March 31, 2005 amounted to $49 million and are included in Other operating charge in the unaudited consolidated statements of operations.

As a result of the Reorganization, News Corporation became the parent company of TNCL. News Corporation has a primary listing on the New York Stock Exchange and secondary listings on the Australian Stock Exchange and the London Stock Exchange.

In connection with the Reorganization, the Company acquired from the Murdoch Interests the approximate 58% interest in Queensland Press Pty Limited (“QPL”) not already owned by the Company through the acquisition of the Cruden Group of companies. The Murdoch Interests are certain trusts, the beneficiaries of which include Mr. K.R. Murdoch, members of his family and certain charities. The principal assets of the Cruden Group were shares of the Company and a 58% interest in QPL. QPL owns a publishing business which includes two metropolitan and eight regional newspapers in Queensland, Australia, as well as shares of News Corporation. This transaction has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). The consideration for the acquisition of the net assets of the Cruden Group, excluding shares of the Company owned directly through the Cruden Group and indirectly (through QPL), was the issuance of approximately 60 million shares of Class B Common Stock valued at approximately $1 billion and the assumption of approximately $400 million of debt. All of the debt assumed was retired in November 2004. The excess purchase price over the fair value of the net assets acquired of approximately $1.2 billion has been preliminarily allocated to certain indefinite-lived intangibles and goodwill, which in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) are not being amortized. The allocation of the excess is not final and is subject to changes upon completion of final valuations of certain assets and liabilities. A future reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets could reduce future earnings as a result of additional amortization. For every $100 million reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets, Depreciation and amortization expense would increase by approximately $10 million per year representing amortization expense assuming an average useful life of 10 years. The results of QPL have been included in the Company’s consolidated statements of operations from November 12, 2004, the date of acquisition. As a result of the purchase of this interest in QPL, the Company’s ownership interest in QPL increased from 42% to 100% and accordingly on November 12, 2004, the Company ceased to equity account for QPL.

In exchange for the approximately 78 million shares of Class A Common Stock and approximately 247 million shares of Class B Common Stock which were owned directly through the Cruden Group and indirectly (through QPL) by the Cruden Group, the Murdoch Interests received shares of News Corporation in the same exchange ratio as all other holders of Company shares in the Reorganization. The number of shares of Class A Common Stock that the Murdoch Interests received was reduced by the number of shares equal in value to the net debt and certain other net liabilities of the Cruden Group which were assumed by the Company in the transaction. In the Reorganization, the Murdoch Interests were issued approximately 60 million shares of Class A Common Stock and approximately 247 million shares of Class B Common Stock with an approximate value of $7 billion and the Company assumed approximately $250 million of net debt and certain other net liabilities of the Cruden Group. All of the debt assumed was retired in November 2004.

The Company shares acquired through the acquisition of the Cruden Group as well as the shares which were indirectly owned by the Company through its 42% ownership interest in QPL prior to the acquisition are considered treasury shares. The treasury shares are accounted for using the par value method. Shares of Class A Common Stock and shares of Class B Common Stock held in treasury as a result of the acquisition of the Cruden Group at March 31, 2005 were approximately 109 million and 314 million, respectively.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investments

The Company’s investments were comprised of the following at:

		March 31, 2005	June 30, 2004
		(in millions)
Equity investments:
The DIRECTV Group, Inc. (1)(4)	Direct Broadcast Satellite (“DBS”) (operator principally in the U.S.)	$6,621	$6,813
Gemstar-TV Guide International Inc. (4)	U.S. print and electronic guidance company	609	604
Regional Programming Partners (2)	U.S. partnership holding interests in sporting networks, teams and arenas	1,005	943
British Sky Broadcasting Group plc (4)	U.K. DBS operator	771	495
China Network Systems	Taiwan cable TV operator	222	250
Independent Newspapers Limited	New Zealand media company	321	315
FOXTEL	Australian pay TV operator	85	90
National Geographic Channel (US) (3)	U.S. cable channel	175	172
National Geographic International	International cable channel	77	71
Other equity affiliates		647	493
Cost investments		636	668

		$11,169	$10,914

(1)	The Company purchased its 34% interest in The DIRECTV Group, Inc. (“DIRECTV”) during fiscal 2004. (See Note 6 – Acquisitions and Disposals)
(2)	The Company announced the exchange of its 40% investment in RPP in February 2005. (See Note 6 – Acquisitions and Disposals)
(3)	The Company does not consolidate this entity as it does not hold a majority on the Board, is unable to dictate operating decision -making and the National Geographic Channel is not a variable interest entity.
(4)	The market values of our investments in DIRECTV, Gemstar-TV Guide International Inc. and British Sky Broadcasting Group plc were $6,779 million, $731 million and $7,306 million, respectively, at March 31, 2005.

DIRECTV

Investments in equity affiliates primarily reflect the Company’s investment in DIRECTV and includes the excess of fair value over the Company’s proportionate share of DIRECTV’s underlying net assets at December 22, 2003, as adjusted to record such net assets at fair value, most notably the adjustment to the carrying value of DIRECTV’s SPACEWAY and PanAmSat businesses and assets and its deferred subscriber acquisition costs. This excess, approximately $3.6 billion, has been allocated to finite-lived intangibles, which are being amortized over lives ranging from 6-20 years, and to certain indefinite-lived intangibles and goodwill, which are not subject to amortization in accordance with SFAS No. 142.

Summarized financial information for DIRECTV, accounted for under the equity method, is as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2005	2004	2005	2004
	(in millions)
Revenues	$3,148	$2,493	$9,372	$7,626
Operating loss	(54)	(96)	(2,049)	(265)
(Loss) income from continuing operations before discontinued operations and cumulative effect of accounting changes	(41)	175	(1,255)	(134)
Net loss	(41)	(639)	(1,338)	(972)

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investments (continued)

The Company’s share of DIRECTV’s losses for the nine months ended March 31, 2005 was $217 million and includes the Company’s share of DIRECTV’s increased loss from its sale of PanAmSat resulting from a reduction in the sales proceeds, the Company’s portion of the SPACEWAY program impairment and the amortization of certain finite-lived intangibles.

Note 4 – Inventories, net

Inventories, net consisted of the following at:

	March 31, 2005	June 30, 2004
	(in millions)
Current inventories:
Raw materials	$124	$98
Work and projects in progress	56	52
Finished goods	135	139
Programming rights	1,463	1,270

	1,778	1,559
Less: inventory reserve	(33)	(29)

Total current inventories, net	1,745	1,530

Non-current inventories:
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	706	734
Completed, not released	150	125
In production	365	545
In development or preproduction	78	52

	1,299	1,456

Television productions:
Released (including acquired libraries)	453	449
Completed, not released	—	13
In production	203	112
In development or preproduction	1	1

	657	575

Total filmed entertainment costs, less accumulated amortization	1,956	2,031
Programming rights	410	638

Total non-current inventories	2,366	2,669

Total inventories, net	$4,111	$4,199

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Borrowings

Eurobonds

In July 2004, the Company retired the Eurobonds that were outstanding as of June 30, 2004.

New Millennium II

In May 2004, the Company ended the transfer term under the New Millennium II Agreement, the Company’s film financing vehicle, and ceased drawing any borrowings under the facility. During the nine months ended March 31, 2005, the Company fully repaid the remaining outstanding principal of $659 million under the facility that was outstanding as of June 30, 2004.

Notes due 2014 and Notes due 2034

On December 3, 2004, the Company issued approximately $750 million of 5.30% Senior Notes due 2014 and $1,000 million of 6.20% Senior Notes due 2034. The Company received proceeds of $1,743 million on the issuance of this debt, net of expenses.

Notes due 2005

On February 15, 2005, the Company repaid approximately $132 million in principal and $6 million in interest on the 8.5% Notes due February 2005.

LYONS

In February 2001, the Company issued Liquid Yield Option Notes (“LYONS™”) which pay no interest and have an aggregate principal amount at maturity of $1,515 million representing a yield of 3.5% per annum on the issue price. The holders may exchange the notes at any time into Class A shares of News Corporation or, at the option of the Company, the cash equivalent thereof at a fixed exchange rate of 24.2966 Class A shares per $1,000 note. The notes are redeemable at the option of the holders on February 28, 2006, February 28, 2011 and February 28, 2016 at a price of $594.25, $706.82 and $840.73, respectively. The Company, at its election, may satisfy the redemption amounts in cash, Class A shares or any combination thereof. The Company can redeem the notes in cash at any time on or after February 28, 2006 at specified redemption amounts. The notes, which have been recorded at a discount, are being accreted using the effective interest rate method and had a carrying value of $873 million at March 31, 2005 and are included in current liabilities.

Note 6 – Acquisitions and Disposals

Fiscal 2005 Transactions

In September 2004, the Company purchased Telecom Italia’s 20% interest in SKY Italia, increasing the Company’s ownership interest in SKY Italia to 100%, for aggregate cash consideration of $108 million (€88 million) before fees.

In October 2004, the Company and its 34% investee, DIRECTV, announced a series of transactions with Grupo Televisa, Globopar and Liberty Media International, Inc. that will result in the reorganization of the companies’ direct-to-home (“DTH”) satellite TV platforms in Latin America. The transactions will result in DIRECTV Latin America and Sky Latin America consolidating their two DTH platforms into a single platform in each of the major territories served in the region. As part of these transactions, DIRECTV agreed to aquire News Corporation’s interests in Sky Brasil, Innova and Sky Multi-Country Partners. The Sky Multi-Country Partners transaction has closed and the Company recorded a pre-tax loss during the second quarter of fiscal 2005 of $55 million. Upon the completion of the reorganization of the other platforms, which is subject to the necessary governmental approvals, the Company will record a gain. As a result of these transactions, the Company’s transponder lease guarantee increased by $175 million. However, upon the closing of the Latin American DTH reorganization transactions, the Company will be released from the transponder lease guarantees. (See Note 10 – Commitments and Guarantees)

In December 2004, the Company sold its 20% investment in Rogers Sportsnet to Rogers Broadcasting Limited for $41 million and recognized a gain of $39 million on this sale in Other, net in the unaudited consolidated statements of operations.

In January 2005, STAR completed the acquisition of approximately 26% in Balaji Telefilms Limited, a television content production company in India for $34 million. Balaji’s shares are listed for trading on The Stock Exchange, Mumbai and the National Stock Exchange of India.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Acquisitions and Disposals (continued)

In February 2005, the Company and Rainbow Media Holdings (“Rainbow”) announced the exchange of their investments in Regional Programming Partners (“RPP”). Under the terms of the agreement, the Company will exchange its 40% interest in RPP for Rainbow’s 60% interests in Fox Sports Net Ohio (“FSN Ohio”) and Fox Sports Net Florida (“FSN Florida”) (formerly included in the RPP business) and Rainbow’s 50% interests in National Sports Partners (“NSP”) and National Advertising Partners (“NAP”). In addition, the Company will retain its 40% interest in Fox Sports Net Bay Area (“FSN Bay Area”) (also formerly included in the RPP business) and will remit to RPP the $150 million in promissory notes it received from RPP as a result of RPP’s 2003 acquisition of the Company’s direct ownership interests in Fox Sports Net Chicago and FSN Bay Area. The Company is accounting for this exchange in accordance with Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” and accordingly the Company will record the assets received at fair value upon closing. Accordingly, during the third quarter, the Company recognized a loss of approximately $77 million on this exchange in Other, net on the accompanying unaudited consolidated statement of operations for the nine months ended March 31, 2005, as the fair value of the assets received is less than the book value of the assets exchanged. This transaction closed in April 2005.

In March 2005, Fox Acquisition Corp, a direct wholly-owned subsidiary of the Company, completed its offer to the holders of Class A common stock of Fox Entertainment Group, Inc. (“FEG”) to exchange 2.04 shares of the Company’s Class A common stock for each outstanding share of FEG’s Class A common stock validly tendered and not withdrawn in the exchange offer (the “Offer”). Shortly thereafter, the Company effected a “short form” merger of FEG with and into Fox Acquisition Corp. Each share of FEG Class A common stock not acquired in the Offer, other than the shares owned by the Company, was converted in the “short form” merger into 2.04 shares of the Company’s Class A common stock. The Company issued approximately 357 million shares of News Corporation’s Class A Common Stock valued at approximately $6.3 billion in exchange for the outstanding FEG Class A common shares. After the consummation of the offer and the subsequent merger, Fox Acquisition Corp changed its name to “Fox Entertainment Group, Inc.” As a result of the Offer, the Company’s ownership interest increased from approximately 82% to 100%.

In connection with the Offer and subsequent merger, a wholly owned subsidiary of the Company tendered the shares of Fox Class A common stock and Fox Class B common stock that it owned prior to the acquisition to Fox Acquisition Corp in exchange for News Corporation Class A Common Stock at the same exchange ratio as is provided in the Offer for shares of Fox Class A common stock. As a result of the exchange, the wholly owned subsidiary owns shares of News Corporation, which are considered treasury shares. The treasury shares are accounted for using the par value method. Of the Class A Common Stock held in treasury at March 31, 2005, approximately 1,631 million shares were received in exchange for shares of FEG’s common stock.

This transaction has been accounted for as a purchase in accordance with SFAS No. 141. The Company has not yet completed the evaluation and allocation of the purchase price as the appraisals associated with the valuation of tangible and intangible assets are not yet complete. Until the final allocation is complete, the Company has preliminarily allocated the purchase price to goodwill in the Other segment. In accordance with SFAS No. 142, goodwill is not being amortized, however a future reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets could reduce future earnings as a result of additional amortization. For every $100 million reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets, Depreciation and amortization expense would increase by approximately $10 million per year representing amortization expense assuming an average useful life of 10 years.

Fiscal 2004 Transactions

On December 22, 2003, the Company acquired a 34% interest in Hughes Electronics Corporation (“Hughes”) for total consideration of approximately $6.8 billion. General Motors Corporation (“GM”) sold its 20% interest in Hughes to the Company in exchange for approximately $3.1 billion, in cash, and 57.2 million shares of News Corporation Class A Common Stock, valued at approximately $800 million. The Company acquired 14% of Hughes from the former GM Class H common stockholders in exchange for approximately 204.2 million shares of News Corporation Class A Common Stock, valued at $2.9 billion. Immediately following the acquisition, the Company transferred its entire 34% interest in Hughes to FEG in exchange for two promissory notes totaling $4.5 billion and approximately 74.5 million shares of FEG’s Class A common stock valued at $2.3 billion. The issuance of approximately 74.5 million shares of FEG’s Class A common stock to the Company increased its equity interest in FEG from approximately 81% to approximately 82% while its voting power remained at approximately 97%. Subsequent to the above transaction, Hughes changed its corporate name to The DIRECTV Group, Inc.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Acquisitions and Disposals (continued)

In December 2003, NDS Group plc (“NDS”), a subsidiary of the Company, acquired 100% of the MediaHighway middleware business from a subsidiary of Thomson SA and licensed certain related patents from Thomson SA for a total consideration of $73 million (€60 million) in cash. Subsequent to this acquisition, the Company concluded that certain intangible assets recognized on acquisition were not supported by projections of the incremental future cash flows attributable to the acquired business. Accordingly, during the second quarter of fiscal 2004, the Company recorded an impairment charge against these intangibles of $11.3 million reflected in Operating expenses in the unaudited consolidated statements of operations for the nine months ended March 31, 2004.

In December 2003, the Company sold its 50% direct ownership interests in SportsChannel Chicago Associates (“SportsChannel Chicago”) and SportsChannel Pacific Associates (“SportsChannel Bay Area”) (collectively the “SportsChannels”) to subsidiaries of Regional Programming Partners (“RPP”) for consideration of $150 million. This consideration was paid wholly in the form of two three-year promissory notes issued by the subsidiaries of RPP, which own only the acquired interests in the SportsChannels, in an aggregate amount of $150 million and bearing interest at prime plus 1% per annum. The $150 million notes were remitted to RPP as partial consideration for the transaction with Rainbow that closed in April 2005, as described above. Upon the close of this sale, the SportsChannels were held 100% by RPP and indirectly 60% by Rainbow Media Sports Holdings, Inc. and 40% by the Company. The Company recognized a net gain on the sale of the SportsChannels of $9 million, which was reflected in Other, net in the unaudited consolidated statements of operations for the nine months ended March 31, 2004.

In February 2004, the Company sold the Los Angeles Dodgers (“Dodgers”), together with Dodger Stadium and the team’s training facilities in Vero Beach, Florida and the Dominican Republic, to entities owned by Frank McCourt (the “McCourt Entities”). The gross consideration for the sale of the Dodgers franchise and real estate assets was $421 million, subject to further adjustment. The consideration at closing was comprised of (i) $225 million in cash, (ii) a $125 million two-year note secured by non-team real estate, (iii) a $40 million four-year note secured by bank letters of credit and (iv) a $31 million three-year note that is convertible, at the Company’s option, into preferred equity in the McCourt Entities if unpaid at maturity. The Company agreed to remit $50 million during the first two years following the closing of the transaction to reimburse the McCourt Entities for certain pre-existing commitments of which approximately $39 million has been remitted as of March 31, 2005. Pending the final determination of contractual adjustments, the sale has resulted in an estimated loss of $19 million, which was recorded in Other, net in the Company’s statements of operations for the year ended June 30, 2004.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Pension Plans and Other Postretirement Benefits

The Company sponsors non-contributory pension plans and retiree health and life insurance benefit plans covering specific groups of employees. The benefits payable for the non-contributory pension plans are based primarily on a formula factoring both an employee’s years of service and pay near retirement. Participant employees are vested in the plans after five years of service. The Company’s policy for all pension plans is to fund amounts, at a minimum, in accordance with statutory requirements. During the nine months ended March 31, 2005 and 2004, the Company made discretionary contributions of $127 million and $90 million, respectively, to its pension plans. Plan assets consist principally of common stocks, marketable bonds and government securities. The retiree health and life insurance benefit plans offer medical and/or life insurance to certain full-time employees and eligible dependents that retire after fulfilling age and service requirements.

The components of net periodic benefit costs were as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended March 31,
	2005	2004	2005	2004
	(in millions)
Service cost benefits earned during the period	$22	$21	$1	$3
Interest costs on projected benefit obligation	28	24	2	3
Expected return on plan assets	(29)	(22)	—	—
Amortization of deferred losses	7	8	—	—
Other	—	—	(1)	—

Net periodic costs	$28	$31	$2	$6

	Pension Benefits		Postretirement Benefits
	For the nine months ended March 31,
	2005	2004	2005	2004
	(in millions)
Service cost benefits earned during the period	$66	$62	$3	$9
Interest costs on projected benefit obligation	82	71	6	7
Expected return on plan assets	(85)	(65)	—	—
Amortization of deferred losses	21	24	2	2
Other	(2)	1	(5)	—

Net periodic costs	$82	$93	$6	$18

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Segment Information

The Company is a diversified entertainment company, which manages and reports its businesses in eight segments:

•	Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production of original television programming in the United States and Canada.

•	Television, which principally consists of the operation of 35 full power broadcast television stations, including nine duopolies, in the United States (of these stations, 25 are affiliated with the FOX network, nine with the UPN network and one is an independent station); the broadcasting of network programming in the United States; and the development, production and broadcasting of television programming in Asia and the Middle East.

•	Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite operators in the United States.

•	Direct Broadcast Satellite Television, which principally consists of the distribution of premium programming services via satellite directly to subscribers in Italy.

•	Magazines and Inserts, which principally consists of the publication of free standing inserts, which are promotional booklets containing consumer offers distributed through insertion in local Sunday newspapers in the United States and Canada, and providing in-store marketing products and services, primarily to consumer packaged goods manufacturers in the United States and Canada.

•	Newspapers, which principally consists of the publication of four national newspapers in the UK, the publication of more than 100 newspapers in Australia, and the publication of a mass circulation, metropolitan morning newspaper in the United States.

•	Book Publishing, which principally consists of the publication of English language books throughout the world.

•	Other, which includes NDS, a supplier of open end-to-end digital pay-television solutions for the secure delivery of entertainment to television set-top boxes and personal computers and Global Cricket Corporation, which has the exclusive rights to broadcast the Cricket World Cup and other related International Cricket Council cricket events through 2007.

The Company’s operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measures are segment operating income (loss) and Operating income (loss) before depreciation and amortization.

Operating income (loss) before depreciation and amortization, defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments, eliminates the variable effect across all business segments of non-cash depreciation and amortization. Depreciation and amortization expense includes the depreciation of property and equipment, as well as amortization of finite-lived intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and as such it is excluded from Operating income (loss) before depreciation and amortization. Operating income (loss) before depreciation and amortization is a non-GAAP measure and it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. Operating income (loss) before depreciation and amortization does not reflect cash available to fund requirements, and the items excluded from Operating income (loss) before depreciation and amortization, such as depreciation and amortization, are significant components in assessing the Company’s financial performance.

Management believes that Operating income (loss) before depreciation and amortization is an appropriate measure for evaluating the operating performance of the Company’s business segments. Operating income (loss) before depreciation and amortization provides management, investors and equity analysts a measure to analyze operating performance of each business segment and enterprise value against historical and competitors’ data, although historical results, including Operating income (loss) before depreciation and amortization, may not be indicative of future results (as operating performance is highly contingent on many factors including customer tastes and preferences).

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Segment Information (continued)

	For the three months ended March 31,		For the nine months ended March 31,
	2005	2004	2005	2004
	(in millions)
Revenues:
Filmed Entertainment	$1,477	$1,184	$4,726	$3,809
Television	1,414	1,182	3,982	3,748
Cable Network Programming	633	580	1,857	1,741
Direct Broadcast Satellite Television	624	494	1,620	1,179
Magazines & Inserts	283	278	774	729
Newspapers	1,062	914	2,937	2,511
Book Publishing	300	321	1,041	1,009
Other	250	211	814	606

Total revenues	$6,043	$5,164	$17,751	$15,332

Operating income (loss) before depreciation and amortization:
Filmed Entertainment	$265	$232	$988	$851
Television	241	281	669	668
Cable Network Programming	210	152	681	493
Direct Broadcast Satellite Television	21	19	(133)	(123)
Magazines & Inserts	80	86	220	210
Newspapers	256	217	639	558
Book Publishing	31	38	156	156
Other	(11)	(30)	(72)	(34)

Total operating income (loss) before depreciation and amortization	1,093	995	3,148	2,779
Amortization of cable distribution investments	(28)	(31)	(86)	(94)
Depreciation and amortization	(176)	(149)	(453)	(428)

Total operating income	889	815	2,609	2,257

Interest expense, net	(143)	(136)	(405)	(400)
Equity earnings (losses) of affiliates	91	71	154	88
Other, net	(62)	14	15	34

Income before income tax expense and minority interest in subsidiaries	775	764	2,373	1,979
Income tax expense	(317)	(282)	(773)	(725)
Minority interest in subsidiaries, net of tax	(58)	(48)	(189)	(150)

Net income	$400	$434	$1,411	$1,104

Interest expense, net, Equity earnings (losses) of affiliates, Other, net, Minority interest in subsidiaries, net of tax and Income tax expense are not allocated to segments, as they are not under the control of segment management.

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $219 million and $195 million for the three months ended March 31, 2005 and 2004, respectively, and approximately $538 million and $546 million for the nine months ended March 31, 2005 and 2004, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating losses, generated primarily by the Filmed Entertainment segment, of approximately $2 million and $4 million for the three months ended March 31, 2005 and 2004, respectively, and intersegment operating profits of approximately $26 million and $30 million for the nine months ended March 31, 2005 and 2004 respectively, have been eliminated within the Filmed Entertainment segment.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Segment Information (continued)

	For the three months ended March 31, 2005
	Operating income (loss) before depreciation and amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$265	$(14)	$—	$251
Television	241	(20)	—	221
Cable Network Programming	210	(10)	(28)	172
Direct Broadcast Satellite Television	21	(42)	—	(21)
Magazines & Inserts	80	(1)	—	79
Newspapers	256	(70)	—	186
Book Publishing	31	(1)	—	30
Other	(11)	(18)	—	(29)

Total	$1,093	$(176)	$(28)	$889

	For the three months ended March 31, 2004
	Operating income (loss) before depreciation and amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$232	$(14)	$—	$218
Television	281	(21)	—	260
Cable Network Programming	152	(10)	(31)	111
Direct Broadcast Satellite Television	19	(43)	—	(24)
Magazines & Inserts	86	(2)	—	84
Newspapers	217	(41)	—	176
Book Publishing	38	(2)	—	36
Other	(30)	(16)	—	(46)

Total	$995	$(149)	$(31)	$815

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Segment Information (continued)

	For the nine months ended March 31, 2005
	Operating income (loss) before depreciation and amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$988	$(39)	$—	$949
Television	669	(61)	—	608
Cable Network Programming	681	(30)	(86)	565
Direct Broadcast Satellite Television	(133)	(114)	—	(247)
Magazines & Inserts	220	(4)	—	216
Newspapers	639	(151)	—	488
Book Publishing	156	(4)	—	152
Other	(72)	(50)	—	(122)

Total	$3,148	$(453)	$(86)	$2,609

	For the nine months ended March 31, 2004
	Operating income (loss) before depreciation and amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$851	$(41)	$—	$810
Television	668	(69)	—	599
Cable Network Programming	493	(31)	(94)	368
Direct Broadcast Satellite Television	(123)	(128)	—	(251)
Magazines & Inserts	210	(5)	—	205
Newspapers	558	(110)	—	448
Book Publishing	156	(4)	—	152
Other	(34)	(40)	—	(74)

Total	$2,779	$(428)	$(94)	$2,257

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Segment Information (continued)

	At March 31, 2005	At June 30, 2004
	(in millions)
Total assets:
Filmed Entertainment	$5,031	$4,532
Television	14,258	14,144
Cable Network Programming	4,911	4,795
Direct Broadcast Satellite Television	2,300	2,232
Magazines & Inserts	1,246	1,209
Newspapers	5,643	4,038
Book Publishing	1,472	1,362
Other	9,553	5,117
Investments	11,169	10,914

Total assets	$55,583	$48,343

Goodwill and Intangible assets:
Filmed Entertainment	$370	$370
Television	11,446	11,438
Cable Network Programming	2,799	2,774
Direct Broadcast Satellite Television	696	685
Magazines & Inserts	1,003	1,000
Newspapers [1]	1,862	488
Book Publishing	501	501
Other [2]	3,865	895

Total goodwill and intangibles	$22,542	$18,151

[1]	See Note 2 - Incorporation in the United States
[2]	See Note 6 - Acquisitions and Disposals

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Other, net

Other, net consisted of the following:

	For the three months ended March 31,		For the nine months ended March 31,
	2005	2004	2005	2004
	(in millions)
Gain on sale of SkyPerfecTV! (a)	$—	$—	$—	$105
World Trade Center insurance settlement	—	—	—	26
Change in fair value of Exchangeable securities (b)	14	(7)	105	(104)
Loss on sale of Sky Multi-Country Partners (c)	—	—	(55)	—
Gain on sale of Rogers Sportsnet (c)	—	—	39	—
Loss on RPP exchange (c)	(77)	—	(77)	—
Other	1	21	3	7

Total Other, net	$(62)	$14	$15	$34

(a)	In August 2003, the Company sold its entire 8% cost investment in SKY Perfect Communications Inc. (“SKY PerfecTV!”). The Company’s 182,000 shares of SKY PerfecTV! were sold for total consideration of $177 million. The Company recognized a gain of approximately $105 million on the sale.
(b)	The Company has certain outstanding exchangeable debt securities which contain embedded derivatives. Pursuant to SFAS No. 133, these embedded derivatives require separate accounting and, as such, changes in their fair value are recognized in Other, net.
(c)	Refer to Note 6 – Acquisitions and Disposals for further details on these transactions.

Note 10 – Commitments and Guarantees

Commitments

In October 2004, the Company announced its intentions to invest in new printing plants in the United Kingdom and Australia to take advantage of technological and market changes. The Company intends to expend approximately $1 billion in the United Kingdom for new printing plants and related costs for its UK newspapers and $500 million for the Australian printing plants. As a result, the Company has accelerated the depreciation of our existing plant assets over a four to five year period.

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

Guarantees

In August 2004, the Company guaranteed the obligations of Sky Brasil, an equity affiliate of the Company, under a $210 million three-year credit agreement with JP Morgan Chase Bank and Citibank NA. Upon the closing of the Latin American DTH reorganization transactions, the Company will be released from this guarantee. (See Note 6 –Acquisitions and Disposals)

The Company has guaranteed various transponder leases for certain associated companies operating in Latin America. The aggregate of these guarantees at March 31, 2005 is approximately $458 million and the final guarantee expires in 2019. Upon the closing of the Latin American DTH reorganization transactions, the Company will be released from the transponder lease guarantees. (See Note 6 –Acquisitions and Disposals)

In December 2004, the Company guaranteed $45 million of the obligations of Innova, an equity affiliate of the Company, under a credit agreement. Upon the closing of the Latin American DTH reorganization transactions, the Company will be released from this guarantee. (See Note 6 – Acquisitions and Disposals)

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Commitments and Guarantees (continued)

The Company has guaranteed $49 million of a bank loan facility for Star Channel Japan representing the Company’s pro rata ownership share. The Company’s portion of the guarantee represents a term loan of $26 million (¥2.8 billion) which matures in September 2005, and an agreement for overdraft of $23 million (¥2.5 billion). The Company would be liable under this guarantee, to the extent of its ownership interest, in the event of default by Star Channel Japan.

Note 11 – Contingencies

NDS

On June 6, 2003, Echostar Communications Corporation, Echostar Satellite Corporation, Echostar Technologies Corporation and Nagrastar L.L.C. (collectively, Echostar) filed an action against NDS in the United States District Court for the Central District of California. Echostar filed an amended complaint on October 8, 2003, which purported to allege claims for violation of the Digital Millennium Copyright Act (DMCA), the Communications Act of 1934 (CA), the Electronic Communications Privacy Act, The Computer Fraud and Abuse Act, California’s Unfair Competition statute and the federal RICO statute. The complaint also purported to allege claims for civil conspiracy, misappropriation of trade secrets and interference with prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court, except for the DMCA, CA and unfair competition claims, and the Court limited these claims to acts allegedly occurring within three years of the filing of the complaint. Echostar filed a second amended complaint. NDS filed a motion to dismiss the second amended complaint on March 31, 2004. The motion was scheduled to be heard by the Court on July 23, 2004. On July 21, 2004, the Court issued an order vacating the July 23, 2004 hearing date and ordering, among other things, Echostar to file a third amended complaint within 10 days correcting various deficiencies in the second amended complaint noted by the Court. Echostar filed its third amended complaint on August 4, 2004. On August 6, 2004, the Court ruled that NDS was free to file motion to dismiss the third amended complaint, which NDS did on September 20, 2004. The hearing occurred on January 3, 2005. On February 28, 2005, the Court issued an order treating the motion as a motion for a more definite statement, granted the motion and gave Echostar until March 30, 2005 to file a fourth amended complaint correcting various deficiencies in the third amended complaint noticed by the Court. On March 30, 2005, Echostar filed a fourth amended complaint. NDS believes the claims contained therein are without merit and intends to file a motion to dismiss with the court.

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, Sogecable), filed an action against NDS in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003, which purported to allege claims for violation of the DMCA and the federal RICO statute. The amended complaint also purported to allege claims for interference with contract and prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. NDS filed a motion to dismiss the second amended complaint on March 31, 2004. On July 23, 2004, the Court heard oral argument on the motion and advised that a formal ruling should be issued by early August. On August 4, 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint. On October 1, 2004, Sogecable notified the Court that it would not be filing a third amended complaint, but would appeal the Court’s entry of final judgement dismissing the suit to the Ninth Circuit Court of Appeals. Sogecable has until May 17, 2005 to file its brief or appeal and there have been no developments since October 4, 2004.

On April 18, 1997, International Electronics Technology Corp. filed suit in the United States District Court for the Central District of California against NDS’s customers, DIRECTV, Inc. and Thomson Consumer Electronics, Inc., alleging infringement of one US patent and seeking unspecified damages and injunction. Although not a party to this case, NDS has assumed the defense and agreed to indemnify the named defendants. The defendants have raised defenses of non-infringement and/or invalidity. On August 2, 2004, the Court stayed the case indefinitely pending decision by the Federal Circuit in another case.

DIRECTV

TNCL was named as a defendant in a Revised Amended Consolidated Complaint filed on May 7, 2004 in a lawsuit captioned “In re General Motors (Hughes) Shareholders Litigation,” filed in the Court of Chancery of the State of Delaware, Consolidated Civil Action No. 20269-NC. The lawsuit relates to TNCL’s acquisition of stock in Hughes on December 22, 2003 which was subsequently transferred to FEG. The complaint alleges that TNCL aided and abetted an alleged breach of fiduciary duty by the Board of

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Contingencies (continued)

Directors of GM allegedly owed to a class of certain GM shareholders. The plaintiffs allegedly seek “appropriate equitable relief…including rescissory remedies to the extent feasible…” The Company believes that the lawsuit is without merit and intends to vigorously defend against claims brought against TNCL in the lawsuit. The Company also believes it is entitled to indemnification by GM under the agreements related to the transaction. On August 30, 2004, TNCL filed a brief in support of its motion to dismiss the complaint. On October 18, 2004, the plaintiffs filed their opposition to the motion. The Company filed its reply on November 17, 2004. The oral argument was heard on March 7, 2005. On May 4, 2005, the court issued its decision granting the motion to dismiss.

FEG Offer

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

News Corporation is currently aware of 17 purported class action complaints that were filed in January 2005 at the Court of Chancery of the State of Delaware challenging the FEG Offer. The Delaware complaints are captioned: Allen v. News Corp., et al., No. 979-N; Mascarenhas v. Fox Entm’t. Group, et al., No. 980-N; Shemesh v. Fox Entm’t. Group, et al., No. 981-N; Striffler v. FEG Holdings, et al., No. 982-N; Howard Vogel Ret. Plan v. Powers, et al., No. 984-N; Doniger v. News Corp., et al., No. 985-N; Engle v. Murdoch, et al., No. 986-N; Shrank v. Murdoch, et al., No. 988-N; Blackman v. Fox Entm’t. Group, et al., No. 991-N; Fishbone v. News Corp., et al., No. 994-N; Kennel v. News Corp., et al., No. 995-N; Millner v. News Corp., et al., No. 996-N; Pipefitters Locals v. Fox Entm’t. Group, et al., No. 1003-N; Molinari v. News Corp., et al., C.A. No. 1018-N; Seaview Services v. Fox Entertainment, et al., C.A. No. 1026-N; Teachers’ Retirement System of Louisiana v. Powers, et al., C.A. No. 1033-N; and New Jersey Building Laborers’ Pension Fund v. Powers, et al., C.A. No. 1034. The Shrank action, No. 988-N, was voluntarily dismissed on January 19, 2005. News Corporation is also currently aware of two purported class action complaints raising substantially similar claims that have been filed in the Supreme Court of the State of New York, County of New York, and one that has been filed in the US District Court for the Southern District of New York, which were filed in January 2005. The New York complaints are captioned: Shrank v. Murdoch, et al., Index No. 600114/2005; and Green Meadows Ptr. v. Fox Entertainment, et al., No. 100706/2005. The US Southern District of New York complaint is captioned Gary Kosseff v. Fox Entertainment Group, Inc., et. al., No. 05 Civ. 1942 (LLS). On January 21, 2005, certain plaintiffs in the Delaware lawsuits filed a motion that seeks to consolidate the Delaware actions. In addition, the Company has filed motions to dismiss and to stay discovery, and the plaintiffs have filed a motion for expedited proceedings. On February 3, 2005, the Court of Chancery denied News Corporation’s motion to stay discovery, and granted the plaintiffs’ motion for expedited discovery and motion to consolidate. The consolidated Delaware complaint was styled In re Fox Entertainment Group, Inc. Shareholders Litigation, Consol. C.A. No. 1033-N.

Each of the consolidated Delaware complaint and the New York Supreme Court complaints generally alleges, among other things, that News Corporation and the members of the FEG board of directors purportedly breached fiduciary duties owed to the public stockholders of FEG in connection with the FEG Offer by: (1) offering to acquire their shares at an unfair price; (2) offering to acquire their shares at a time that disadvantages the public stockholders; (3) having FEG appoint directors who are neither independent nor disinterested to a special committee created to consider the FEG Offer; and (4) failing to adequately disclose information material to the FEG Offer, including disclosure with respect to the FEG 2005 budget. The US Southern District of New York complaint also generally alleges, among other things, some of the foregoing matters. The plaintiffs filed an amended complaint on February 24, 2005 in the US Southern District of New York alleging violations of the federal securities laws in addition to the foregoing matters. On February 24, 2005, the US Southern District of New York denied the plaintiffs’ motion for expedited proceedings.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Contingencies (continued)

A memorandum of understanding setting forth the terms of a settlement with respect to the aforementioned litigation was entered into by the plaintiffs and the named defendants as of March 2, 2005. Among other conditions, the settlement is subject to negotiation of final settlement documentation, confirmatory discovery by the plaintiffs, court approval of the settlement and dismissal with prejudice of the litigation.

Other

The Company experiences routine litigation in the normal course of its business. The Company believes that none of its pending litigation will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

Note 12 – Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share under SFAS No. 128, “Earnings per Share” (in millions except per share amounts and %):

	For the three months ended March 31,		For the nine months ended March 31,
	2005	2004	2005	2004
	(in millions)
Net income	$400	$434	$1,411	$1,104
Perpetual preference dividends	—	(7)	(10)	(21)

Net income available to shareholders - basic	400	427	1,401	1,083
Interest on convertible debt	4	4	14	14

Net income available to shareholders - diluted	$404	$431	$1,415	$1,097

	For the three months ended March 31,
	2005			2004
	Class A	Class B	Total	Class A	Class B	Total
	(in millions, except % and per share data)
Allocation percent - basic	69%	31%	100%	70%	30%	100%
Allocation of income - basic	273	127	400	298	129	427
Allocation percent - diluted	69%	31%	100%	70%	30%	100%
Allocation of income - diluted	280	124	404	304	127	431

Weighted average shares - basic	1,893	1,045	2,938	1,898	983	2,881

Weighted average shares - diluted	1,966	1,045	3,011	1,951	983	2,934

Earnings per share:
Net income - basic	$0.14	$0.12		$0.16	$0.13

Net income - diluted	$0.14	$0.12		$0.16	$0.13

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Earnings Per Share (continued)

	For the nine months ended March 31,
	2005			2004
	Class A	Class B	Total	Class A	Class B	Total
	(in millions, except % and per share data)
Allocation percent - basic	69%	31%	100%	68%	32%	100%
Allocation of income - basic	970	431	1,401	732	351	1,083
Allocation percent - diluted	70%	30%	100%	68%	32%	100%
Allocation of income - diluted	990	425	1,415	750	347	1,097

Weighted average shares - basic	1,899	1,014	2,913	1,707	983	2,690

Weighted average shares - diluted	1,969	1,014	2,983	1,767	983	2,750

Earnings per share:
Net income - basic	$0.51	$0.43		$0.43	$0.36

Net income - diluted	$0.50	$0.42		$0.42	$0.35

Dividends

The Company declared a dividend of $0.06 per share for Class A common shares and $0.02 per share for Class B common shares on September 16, 2004, which was paid on November 2, 2004 to shareholders of record on September 16, 2004.

The Company declared a dividend of $0.05 per share for Class A common shares and $0.02 per share for Class B common shares on March 16, 2005, which was paid on April 20, 2005 to shareholders of record on March 16, 2005.

Perpetual Preference Shares

In November 2004, the Company redeemed all of the outstanding adjustable rate cumulative perpetual preference shares and the guaranteed 8 5/8% perpetual preference shares for $345 million at par.

Note 13 – Additional Financial Information

Interest Expense, Net

Interest expense, net consists of:

	For the three months ended March 31,		For the nine months ended March 31,
	2005	2004	2005	2004
	(in millions)
Interest income	$58	$43	$160	$135
Interest expense	(201)	(179)	(565)	(535)

Interest expense, net	$(143)	$(136)	$(405)	$(400)

Supplemental Cash Flow Information

Supplemental information on businesses acquired:

	For the nine months ended March 31,
	2005	2004
	(in millions)
Fair Value of Assets acquired	$8,022	$6,962
Cash Acquired	33	11
Less: Liabilities assumed	778	10
Cash paid	174	3,235

Fair value of stock consideration	$7,103	$3,728

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Subsequent Events

On May 3, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of vesting of unvested out-of-the-money stock options granted under the Company’s 2004 Stock Option Plan. The affected options are those with exercise prices greater than A$19.74 per share, which was the closing price of the Company’s Class A common stock (as traded on the Australian Stock Exchange in the form of CHESS Depositary Interests) on May 2, 2005. Prior to the Company’s reorganization in the United States, stock options were granted to employees with Australian dollar exercise prices. As a result of this action, the vesting of approximately 19,862,000 previously unvested stock options was accelerated and are now immediately exercisable. None of the unvested stock options held by directors, some of whom have options with exercise prices in excess of $19.74, were accelerated.

The Compensation Committee’s decision to accelerate the vesting of these options was in anticipation of compensation expense to be recorded subsequent to the effective date of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) on July 1, 2005. SFAS 123R requires companies to recognize the grant-date fair value of stock options issued to employees as an expense in the income statement, and as of the effective date will require the Company to recognize the compensation costs related to share-based payment transactions, including stock options. In addition, the Compensation Committee considered that because these options had exercise prices in excess of the current market value they were not fully achieving their original objectives of incentive compensation and employee retention, and it believed that the acceleration would have a positive effect on employee morale. The future compensation expense to be recorded upon adoption of SFAS 123R that is eliminated as a result of the acceleration of the vesting of these options is approximately $100 million ($65 million net of tax) of which $58 million ($38 million net of tax) and $42 million ($27 million net of tax) will be realized in fiscal years 2006 and 2007, respectively.

Note 15 - Supplemental Guarantor Information

On June 27, 2003, News America Incorporated (“NAI”), a subsidiary of the Company, entered into a $1.75 billion Five Year Credit Agreement (the “Credit Agreement”) with Citibank N.A., as administrative agent, JP Morgan Chase Bank, as syndication agent, and the lenders named therein. News Corporation, News Australia Holdings Pty Limited, FEG Holdings, Inc., Fox Entertainment Group, Inc., News America Marketing FSI, L.L.C., and News Publishing Australia Limited are guarantors (the “Guarantors”) under the Credit Agreement.

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

The Guarantors presently guarantee the senior public indebtedness of News Corporation’s indirect wholly owned subsidiary, NAI. The supplemental condensed consolidating financial information of the Guarantors should be read in conjunction with the unaudited consolidated financial statements included herein.

In accordance with SEC Rules and Regulations, the Company uses the equity method to account for the results of all of the non-guarantor subsidiaries, representing substantially all of the Company’s consolidated results of operations, excluding certain intercompany eliminations.

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of NAI, News Corporation, guarantor subsidiaries of News Corporation, non-guarantor subsidiaries of News Corporation and the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Supplemental Guarantor Information (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the nine months ended March 31, 2005

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	3	—	494	17,254	—	17,751
Expenses	185	—	353	14,604	—	15,142

Operating (loss) income	(182)	—	141	2,650	—	2,609

Other (Expense) Income:
Interest expense, net	(1,425)	—	454	566	—	(405)
Equity earnings (losses) of affiliates, net	—	—	3	151	—	154
Earnings (losses) from subsidiary entities	1,603	1,411	736	—	(3,750)	—
Other, net	132	—	15	(132)	—	15

Income (loss) before income tax expense and minority interest in subsidiaries	128	1,411	1,349	3,235	(3,750)	2,373
Income tax (expense) benefit	(45)	—	(472)	(1,132)	876	(773)

Minority interest in subsidiaries, net of tax	—	—	(184)	(5)	—	(189)

Net income (loss)	83	1,411	693	2,098	(2,874)	1,411

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Supplemental Guarantor Information (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the nine months ended March 31, 2004

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	4	—	489	14,839	—	15,332
Expenses	132	—	339	12,604	—	13,075

Operating (loss) income	(128)	—	150	2,235	—	2,257

Other (Expense) Income:
Interest expense, net	(1,954)	—	503	1,051	—	(400)
Equity earnings (losses) of affiliates, net	—	—	(24)	112	—	88
Earnings (losses) from subsidiary entities	2,031	1,104	48	—	(3,183)	—
Other, net	(74)	—	(15)	123	—	34

Income (loss) before income tax expense and minority interest in subsidiaries	(125)	1,104	662	3,521	(3,183)	1,979

Income tax (expense) benefit	44	—	(232)	(1,232)	695	(725)
Minority interest in subsidiaries, net of tax	—	—	(195)	45	—	(150)

Net income (loss)	(81)	1,104	235	2,334	(2,488)	1,104

See notes to supplemental guarantor information

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

At March 31, 2005

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Assets:
Current Assets:
Cash and cash equivalents	3,877	—	—	2,116	—	5,993
Cash on deposit	—	—	—	—	—	—
Receivables, net	24	—	2	4,990	—	5,016
Inventories, net	—	—	43	1,702	—	1,745
Deferred income taxes	—	—	—	—	355	355
Other	4	—	1	302	—	307

Total Current Assets	3,905	—	46	9,110	355	13,416

Non-current Assets:
Receivables	1	—	—	739	—	740
Inventories, net	—	—	—	2,366	—	2,366
Property, plant and equipment, net	86	—	6	4,348	—	4,440
Intangible assets	153	—	542	10,688	—	11,383
Goodwill	—	—	—	11,159	—	11,159
Other non-current assets	132	—	—	778	—	910
Investments
Investments in associated companies and Other investments	119	—	1,235	9,815	—	11,169
Intragroup investments	42,855	74,904	88,409	16,525	(222,693)	—

Total Investments	42,974	74,904	89,644	26,340	(222,693)	11,169

Total Non-current Assets	43,346	74,904	90,192	56,418	(222,693)	42,167

Total Assets	47,251	74,904	90,238	65,528	(222,338)	55,583

Liabilities and Shareholders’ Equity:
Current Liabilities:
Borrowings	887	—	—	31	—	918
Other current liabilities	342	116	148	6,412	(202)	6,816

Total Current Liabilities	1,229	116	148	6,443	(202)	7,734
Non-current Liabilities:
Borrowings	9,948	—	—	65	—	10,013
Other liabilities	—	—	1,224	7,612	(972)	7,864
Intercompany	13,889	(34)	(5,018)	(8,837)	—	—
Minority interest in subsidiaries	—	—	136	62	—	198
Shareholders’ Equity	22,185	74,822	93,748	60,183	(221,164)	29,774

Total Liabilities and Shareholders’ Equity	47,251	74,904	90,238	65,528	(222,338)	55,583

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Supplemental Guarantor Information (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS

At June 30, 2004

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Assets:
Current Assets:
Cash and cash equivalents	1,972	3	—	2,076	—	4,051
Cash on deposit	287	—	—	—	—	287
Receivables, net	40	—	—	4,174	—	4,214
Inventories, net	—	—	35	1,495	—	1,530
Deferred income taxes	—	—	—	—	521	521
Other	1	—	95	300	—	396

Total Current Assets	2,300	3	130	8,045	521	10,999

Non-current Assets:
Receivables	10	—	—	756	—	766
Inventories, net	—	—	—	2,669	—	2,669
Property, plant and equipment, net	94	—	1	3,701	—	3,796
Intangible assets	153	—	502	10,343	—	10,998
Goodwill	—	—	150	7,003	—	7,153
Other non-current assets	140	—	1	907	—	1,048

Investments
Investments in associated companies and Other investments	125	—	1,226	9,563	—	10,914
Intragroup investments	40,466	26,700	64,824	61,693	(193,683)	—

Total Investments	40,591	26,700	66,050	71,256	(193,683)	10,914

Total Non-current Assets	40,988	26,700	66,704	96,635	(193,683)	37,344

Total Assets	43,288	26,703	66,834	104,680	(193,162)	48,343

Liabilities and Shareholders’ Equity:

Current Liabilities:
Borrowings	161	—	—	923	—	1,084
Other current liabilities	248	34	807	5,019	(134)	5,974

Total Current Liabilities	409	34	807	5,942	(134)	7,058

Non-current Liabilities:
Borrowings	8,996	—	—	84	—	9,080
Other liabilities	7	—	2,288	8,185	(2,982)	7,498
Intercompany	26,167	(270)	(7,050)	(18,847)	—	—
Minority interest in subsidiaries	—	—	3,398	434	—	3,832

Shareholders’ Equity	7,709	26,939	67,391	108,882	(190,046)	20,875

Total Liabilities and Shareholders’ Equity	43,288	26,703	66,834	104,680	(193,162)	48,343

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Supplemental Guarantor Information (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the nine months ended March 31, 2005

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	145	47	(93)	2,214	—	2,313

Investing and other activities:
Property, plant, and equipment, net of acquisitions	(1)	—	(4)	(705)	—	(710)
Investments	(136)	—	(4)	(173)	—	(313)
Proceeds from sale of non-current assets	14	—	98	531	—	643

Net cash provided by (used in) investing activities	(123)	—	90	(347)	—	(380)

Financing activities:
Borrowings	1,743	—	—	33	—	1,776
Repayment of borrowings and exchangeable securities	(135)	—	—	(1,960)	—	(2,095)
Cash on deposit	275	—	—	—	—	275
Issuance of shares	—	54	—	11	—	65
Dividends paid	—	(101)	—	(23)	—	(124)

Net cash provided by (used in) financing activities	1,883	(47)	—	(1,939)	—	(103)

Net increase (decrease) in cash and cash equivalents	1,905	—	(3)	(72)	—	1,830
Cash and cash equivalents, beginning of year	1,972	—	3	2,076	—	4,051
Exchange movement on opening cash balance	—	—	—	112	—	112

Cash and cash equivalents, end of year	3,877	—	—	2,116	—	5,993

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Supplemental Guarantor Information (continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the nine months ended March 31, 2004

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities	(1,426)	30	(477)	3,872	—	1,999

Investing and other activities:
Property, plant, and equipment, net of acquisitions	(3)	—	—	(210)	—	(213)
Investments	(6)	—	(23)	(3,399)	—	(3,428)
Proceeds from sale of non-current assets	59	—	—	490	—	549

Net cash provided by (used in) investing activities	50	—	(23)	(3,119)	—	(3,092)

Financing activities:
Borrowings	—	—	—	440	—	440
Repayment of borrowings and exchangeable securities	(17)	—	—	(599)	—	(616)
Cash on deposit	163	—	—	—	—	163
Issuance of shares	—	45	500	—	—	545
Dividends paid	—	(81)	—	(25)	—	(106)

Net cash provided by (used in) financing activities	146	(36)	500	(184)	—	426

Net (decrease) increase in cash and cash equivalents	(1,230)	(6)	—	569	—	(667)
Cash and cash equivalents, beginning of year	3,622	6	—	849	—	4,477
Exchange movement on opening cash balance	—	—	—	59	—	59

Cash and cash equivalents, end of year	2,392	—	—	1,477	—	3,869

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Supplemental Guarantor Information (continued)

Notes to Supplemental Guarantor Information

(1) Guarantors consist of the Company and the following subsidiaries:

Subsidiaries	Jurisdiction of Incorporation	Principal Business
News Australia Holdings Pty Ltd	Australia	Wholly owned subsidiary of News Corporation, which holds all of the stock of News Holdings Limited (formerly known as The News Corporation Limited), News Publishing Australia Limited and Newscorp Investments.

News Publishing Australia Limited	Delaware, USA	U.S. holding company, which owns 100% of NAI.

FEG Holdings, Inc.	Delaware, USA	Wholly owned subsidiary of NAI.

News America Marketing FSI, L.L.C.	Delaware, USA	Publishes free-standing inserts.

Fox Entertainment Group, Inc.	Delaware, USA	Wholly owned subsidiary of News Corporation, principally engaged in the development, production and worldwide distribution of feature films and television programs, television broadcasting, and cable network programming.

(2) Investments in the Company’s subsidiaries, for purposes of the supplemental consolidating presentation, are accounted for by their parent companies under the equity method of accounting whereby earnings of subsidiaries are reflected in the parent company’s investment account and earnings.

(3) The guarantees of NAI’s senior public indebtedness constitute senior indebtedness of each of the guarantors thereto, including the Company, and rank pari passu with all present and future senior indebtedness of such guarantors. Because the factual basis underlying the obligations created pursuant to the various facilities and other obligations constituting senior indebtedness of the Company and the guarantors of NAI’s senior public indebtedness, including the Company differ, it is not possible to predict how a court in bankruptcy would accord priorities among the obligations of the Company and its subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of News Corporation (the “Company”), its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations. The readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Those risks and uncertainties are discussed under the heading “Risk Factors,” in the Company’s Registration Statement on Form 8-K (SEC file no. 001-32352) as filed with the Securities and Exchange Commission on November 24, 2004 and amended on March 4, 2005, as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review other documents filed by the Company with the Securities and Exchange Commission. This section should be read in conjunction with the unaudited consolidated condensed financial statements of the Company and related notes set forth elsewhere herein.

SIGNIFICANT DEVELOPMENTS

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

In the Reorganization, all outstanding preferred limited voting ordinary shares and ordinary shares of The News Corporation Limited (“TNCL”) were cancelled and shares of Class A Common Stock and Class B Common Stock of the Company were issued in exchange on a one for two share basis, respectively. The financial statements have been presented as if the one for two share exchange took place on July 1, 2003.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help provide an understanding of News Corporation’s (together with its subsidiaries, the “Company”) financial condition, changes in financial condition and results of operations. MD&A is organized as follows:

•	Overview of our Business - This section provides a general description of the Company’s businesses, as well as recent developments that have occurred either during fiscal 2005 that the Company believes are important in understanding the results of operations and financial condition or to disclose known future trends.

•	Results of Operations - This section provides an analysis of the Company’s results of operations for the three months and nine months ended March 31, 2005 and 2004. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2005 and 2004. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

OVERVIEW OF OUR BUSINESS

The Company is a diversified entertainment company, which manages and reports its businesses in eight segments:

•	Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production of original television programming in the United States and Canada.

•	Television, which principally consists of the operation of 35 full power broadcast television stations, including nine duopolies, in the United States (of these stations, 25 are affiliated with the FOX network, nine with the UPN network and one is an independent station); the broadcasting of network programming in the United States; and the development, production and broadcasting of television programming in Asia and the Middle East.

•	Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite (“DBS”) operators in the United States.

•	Direct Broadcast Satellite Television, which principally consists of the distribution of premium programming services via satellite directly to subscribers in Italy.

•	Magazines and Inserts, which principally consists of the publication of free standing inserts, which are promotional booklets containing consumer offers distributed through insertion in local Sunday newspapers in the United States and Canada, and providing in-store marketing products and services, primarily to consumer packaged goods manufacturers, in the United States and Canada.

•	Newspapers, which principally consists of the publication of four national newspapers in the UK, the publication of more than 100 newspapers in Australia, and the publication of a mass circulation, metropolitan morning newspaper in the United States.

•	Book Publishing, which principally consists of the publication of English language books throughout the world.

•	Other, which includes NDS Group plc (“NDS”), a supplier of open end-to-end digital pay-television solutions for the secure delivery of entertainment to television set-top boxes and personal computers and Global Cricket Corporation, which has the exclusive rights to broadcast the Cricket World Cup and other related International Cricket Council cricket events through 2007.

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

Feature film and television production and distribution are speculative businesses since the revenues derived from the production and distribution of a feature film or television series depend primarily upon their acceptance by the public, which is difficult to predict. The commercial success of a feature film or television series also depends upon the quality and acceptance of other competing films and television series released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Further, the theatrical success of a feature film and the audience ratings for a television series are generally key factors in generating revenues from other distribution channels, such as home entertainment and premium pay television, with respect to feature films, and syndication, with respect to television series. The home entertainment market, more specifically DVDs, continues to be a growing revenue stream in the filmed entertainment industry.

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

Television and Cable Network Programming

The Company’s U.S television operations consist of the 35 television stations owned by the Company and the FOX Broadcast Network (“FOX”). The Company’s international television operations consist primarily of STAR Group Limited (“STAR”).

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

In 2002, Nielsen Media Research (“Nielsen”) began to transition the existing local television ratings system to the use of Local People Meters (“LPMs”) in certain large markets. The transition to LPMs has adversely impacted the ratings of the television stations owned by the Company in the markets where the transition has occurred. In the fourth quarter of fiscal 2005, Nielsen plans to introduce LPMs in the Philadelphia and Washington D.C. markets.

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

The profitability of these long-term national sports contracts as discussed above is based on the Company’s best estimates at March 31, 2005 of directly attributable revenues and costs; such estimates may change in the future, and such changes may be significant. Should revenues decline from estimates applied at March 31, 2005, a loss will be recorded. Should revenues improve as compared to estimated revenues, the Company will have a positive operating profit, which will be recognized over the estimated remaining contract term.

In general, the television broadcasting and multichannel video programming and distribution industries in the United States are highly regulated by federal laws and regulations issued and administered by various federal agencies, including the Federal Communications Commission (“FCC”). The FCC generally regulates, among other things, the ownership of media (including ownership by non-U.S. citizens), broadcast and multichannel video programming and technical operations of broadcast and satellite licensees. Further, the United States Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operations and ownership of our U.S. media properties. Similarly, changes in regulations imposed by governments in other jurisdictions in which the Company, or entities in which it has an interest, operate could adversely affect our business and results of operations.

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

As of March 31, 2005, SKY Italia had approximately 3.2 million subscribers, with over 95% of new subscribers opting for premium programming including movies and/or sports programming. The Company anticipates continued growth of the existing subscriber base.

During the quarter, competitive digital terrestrial transmission (DTT) services in Italy expanded to include pay-per-view offer of soccer games previously available exclusively on the Sky Italia platform. The Company is currently prohibited from providing a DTT service under regulations of the European Commission. In addition, the Italian government offers a subsidy on DTT decoders. As a result, DTT operators could entice potential Sky Italia subscribers to their system.

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

RESULTS OF OPERATIONS

Results of Operations—For the three months ended March 31, 2005 versus the three months ended March 31, 2004.

The following table sets forth the Company’s operating results by segment, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

	For the three months ended March 31,
	2005	2004	Change	% Change
	(in millions, except % and per share data)
Revenues (1):
Filmed Entertainment	$1,477	$1,184	$293	25%
Television	1,414	1,182	232	20%
Cable Network Programming	633	580	53	9%
Direct Broadcast Satellite Television	624	494	130	26%
Magazines & Inserts	283	278	5	2%
Newspapers	1,062	914	148	16%
Book Publishing	300	321	(21)	(7)%
Other	250	211	39	18%

Total revenues	$6,043	$5,164	$879	17%

Operating income (loss):
Filmed Entertainment	$251	$218	$33	15%
Television	221	260	(39)	(15)%
Cable Network Programming	172	111	61	55%
Direct Broadcast Satellite Television	(21)	(24)	3	13%
Magazines & Inserts	79	84	(5)	(6)%
Newspapers	186	176	10	6%
Book Publishing	30	36	(6)	(17)%
Other	(29)	(46)	17	37%

Total operating income	889	815	74	9%

Interest expense, net	(143)	(136)	(7)	(5)%
Equity earnings (losses) of affiliates	91	71	20	28%
Other, net	(62)	14	(76)	**

Income before income tax expense and minority interest in subsidiaries	775	764	11	1%
Income tax expense	(317)	(282)	(35)	(12)%
Minority interest in subsidiaries, net of tax	(58)	(48)	(10)	(21)%

Net income	$400	$434	$(34)	(8)%

Diluted earnings per share (2)	$0.13	$0.15

**	not meaningful
(1)	The Company classifies the amortization of cable distribution investments against revenue in accordance with Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” as detailed in the following table:

	For the three months ended March 31,
	2005	2004
	(in millions)
Revenues before amortization of cable distribution investments	$6,071	$5,195
Amortization of cable distribution investments	(28)	(31)

Revenues	$6,043	$5,164

(2)	Represents earnings per share based on the total weighted average shares outstanding (Class A and Class B combined) for the three months ended March 31, 2005 and 2004. Class A non-voting shares carry rights to a greater dividend than Class B voting shares through fiscal 2007. As such, net income available to the Company’s common stockholders is allocated between our two classes of common stock, Class A common stock and Class B common stock. In fiscal 2008, Class A shares cease to carry any rights to a greater dividend than Class B shares.

Overview – For the three months ended March 31, 2005, the Company’s revenues increased $879 million from $5,164 million for the three months ended March 31, 2004 to $6,043 million. This 17% increase was primarily due to revenue increases at the Filmed Entertainment, Television, Direct Broadcast Satellite Television and Newspaper segments. Operating expenses increased approximately 20% for the three months ended March 31, 2005 from the corresponding period of fiscal 2004, primarily due to increased theatrical releasing costs, home entertainment marketing and manufacturing costs and amortization of production and participation costs at the Filmed Entertainment segment, and increased sports programming costs, including the Super Bowl and Daytona 500 costs during the three months ended March 31, 2005, at the Television segment. Selling, general and administrative expenses increased approximately 13% from the corresponding period of fiscal 2004 primarily due to increased subscriber acquisition costs at Sky Italia and increased employee costs in support of our growing businesses. Depreciation and amortization expense increased approximately 18% primarily due to accelerated depreciation recognized on printing plants assets in the UK. For the three months ended March 31, 2005, Operating income increased $74 million to $889 million from the corresponding period of fiscal 2004. This increase was mainly driven by an increase at the Cable Network Programming segment.

Interest expense, net – Interest expense increased $7 million from the corresponding period of fiscal 2004 due primarily to interest on the Company’s issuance of $1.75 billion in Senior Notes in December 2004 partially offset by increased interest income on higher cash balances.

Equity earnings (losses) of affiliates – Equity earnings of affiliates of $91 million for the three months ended March 31, 2005 improved $20 million from $71 million in the corresponding period of fiscal 2004. This improvement was primarily due to increased contributions from British Sky Broadcasting Group plc (“BSkyB”), partially offset by increased losses at The DIRECTV Group, Inc. (“DIRECTV”).

	For the three months ended March 31,
	2005	2004	Change
	(in millions)
BSkyB	$107	$90	$17
DIRECTV	(40)	(27)	(13)
Sky Brasil	(2)	(6)	4
Innova	6	4	2
FOXTEL	(3)	(8)	5
Other equity affiliates	23	18	5

Total equity earnings (losses) of affiliates	$91	$71	$20

The Company’s share of DIRECTV’s losses for the three months ended March 31, 2005 was $40 million and includes the amortization of certain finite-lived intangibles. These results reflect the Company’s allocation of the fair value of DIRECTV’s assets and liabilities as of December 22, 2003 and, as required, exclude certain items that were recognized by DIRECTV as income and expense within its results.

Other, net – For the three months ended March 31, 2005, the $62 million of Other, net losses was primarily comprised of a $77 million loss on the exchange of the Company’s investment in Regional Programming Partners (“RPP”), partially offset by a $14 million unrealized gain related to the change in fair value of the Company’s exchangeable securities. There were no comparable losses during the corresponding period of fiscal 2004.

Income tax expense – The effective tax rate for the three months ended March 31, 2005 is 40.9% as compared to the effective tax rate of 36.9% for the corresponding period of fiscal 2004. The difference between the statutory federal income tax rate and the effective tax rates, for both periods, is primarily the result of state and foreign income taxes.

Net income – For the three months ended March 31, 2005, the Company reported net income of $400 million as compared to $434 million for the quarter ended March 31, 2004. This decrease was primarily due to the operating income increase being more than offset by Other, net losses and increased income taxes, as noted above.

Segment Analysis:

Filmed Entertainment – For the three months ended March 31, 2005, revenues at the Filmed Entertainment segment increased from $1,184 million to $1,477 million or 25%, primarily due to higher home entertainment and worldwide theatrical revenues. Higher home entertainment revenues for film titles were driven by the strong worldwide performance of Alien vs. Predator, domestic performance of Napoleon Dynamite and the continued international performance of I, Robot. Television titles contributing to this increase include 24 and Family Guy. The Company’s DVD revenues rose approximately 76% for the three months ended March 31, 2005 over the corresponding period of fiscal 2004, with 82% and 18% of DVD revenues generated from the sale and distribution of film titles and television titles, respectively. Increased worldwide theatrical revenues were driven by strong theatrical releases including Robots, Hide & Seek and Sideways. The corresponding period of fiscal 2004 included Welcome to Mooseport, Catch That Kid and carryover performance of Cheaper by the Dozen.

For the quarter ended March 31, 2005, the Filmed Entertainment segment reported Operating income of $251 million, an increase of $33 million, or 15% from the corresponding period of fiscal 2004. These improvements were due to the revenue increases noted above, partially offset by increased theatrical releasing costs, home entertainment marketing and manufacturing costs and amortization of production and participation costs directly associated with the increase in revenues noted above.

Television – The Television segment reported revenue of $1,414 million in the third quarter of fiscal 2005 as compared to $1,182 million in the corresponding period of fiscal 2004. For the three months ended March 31, 2005, Operating income at the Television segment was $221 million, a decrease of 15% from $260 million reported in the third quarter of fiscal 2004.

Revenues for the three months ended March 31, 2005 at the Company’s U.S. television operations increased approximately 21% as compared to the corresponding period of fiscal 2004. The Company experienced increased advertising revenue from the telecast of the Super Bowl and the Daytona 500 in the current quarter, which were not telecast in the corresponding period of fiscal 2004 as well as pricing improvements. This increase was partially offset by the adverse impact of the transition to LPMs on the ratings at the Company’s Boston, New York, Los Angeles and Chicago television stations. Operating income for the three months ended March 31, 2005 at the Company’s U.S. television operations decreased approximately 20% as compared to the corresponding period of fiscal 2004. This decrease was primarily due to higher sports programming costs for the Super Bowl and Daytona 500 and higher entertainment program costs due to increased license fees and marketing costs for returning series and several new series cancellations, partially offset by lower music license fees.

Revenues and operating income for the three months ended March 31, 2005 at the Company’s International television operations increased from the corresponding period of fiscal 2004. These increases were primarily driven by increased advertising revenues at STAR Plus and STAR Gold and increased subscription revenues due to the launch of new channels in India.

Cable Network Programming – Total revenues for the Cable Network Programming segment increased by $53 million or approximately 9% from $580 million to $633 million for the three months ended March 31, 2005. Fox News Channel’s (“Fox News”) and the FX Network’s (“FX”) revenues increased 21% and 25%, respectively, from the corresponding period of fiscal 2004, partially offset by a 5% decrease in the RSNs’ revenues due to the National Hockey League (“NHL”) season cancellation.

At Fox News, advertising revenues increased 24% from the corresponding period of fiscal 2004 primarily driven by higher national pricing and higher volume. Net affiliate revenue increased 10%, which can be attributed to an increase in subscribers and average rates per subscriber from the corresponding period of fiscal 2004. As of March 31, 2005, Fox News reached approximately 87 million Nielsen households, a 2% increase over the corresponding period of fiscal 2004.

At FX, advertising revenues increased 23% over the corresponding period of fiscal 2004 due to higher ratings and improved pricing. Affiliate revenues increased 14% over the corresponding period of fiscal 2004, reflecting an increase in subscribers and average rates per subscriber. As of March 31, 2005, FX reached approximately 86 million Nielsen households, a 2% increase over the corresponding period of fiscal 2004.

At the RSNs, revenues decreased 5% from the corresponding period of fiscal 2004 primarily due the cancellation of the NHL season which more than offset the impact of increased subscribers and higher average rates per subscriber as compared to the corresponding period of fiscal 2004.

The Cable Network Programming segment reported Operating income of $172 million, an increase of $61 million from the corresponding period of fiscal 2004. These improvements were primarily driven by the net revenue increases noted above as well as lower programming costs at the RSNs due to the NHL season cancellation and the absence of losses from the sale of the Dodgers in February 2004. Partially offsetting these improvements were higher programming expenses for original series at FX and increased programming expenses at Fox News due to several international breaking news events during the third quarter of fiscal 2005.

Direct Broadcast Satellite Television – For the three months ended March 31, 2005, SKY Italia revenues increased to $624 million from $494 million in the corresponding period of fiscal 2004. The 26% revenue growth was primarily driven by strong subscriber additions including over 136,000 net new subscribers during the third quarter of fiscal 2005 which resulted in SKY Italia’s subscriber base growth to approximately 3.2 million at March 31, 2005.

For the three months ended March 31, 2005, the operating loss at SKY Italia improved by 13% from the third quarter of fiscal 2004. The revenue growth was partially offset by higher programming spending primarily due to the broadcasting of additional soccer matches and movie titles as well as the addition of new entertainment and news channels on the basic programming tier as well as increased subscriber acquisition costs. Additionally, the Company incurred costs associated with the one-time swap-out of set-top boxes which were using outdated encryption software.

Magazines and Inserts – For the three months ended March 31, 2005, revenues at the Magazines and Inserts segment increased to $283 million from $278 million in the corresponding period of fiscal 2004. This was primarily the result of a volume increase in our InStore advertising business due to higher demand for our at-shelf advertising products in supermarkets in the U.S. and an increase in volume from the Free Standing Insert (“FSI”) business. Partially offsetting these increases was a decrease in pricing at the FSI business.

Operating income decreased to $79 million for the three months ended March 31, 2005 from $84 million in the corresponding period of fiscal 2004. This decrease is due primarily to margin declines from the decrease in pricing at FSI and an increase in production costs.

Newspapers – The Newspapers segment reported revenue of $1,062 million in the third quarter of fiscal 2005 as compared to $914 million in the corresponding period of fiscal 2004. For the three months ended March 31, 2005, Operating income at the Newspapers segment was $186 million, an increase of 6% from $176 million reported in the third quarter of 2004.

For the three months ended March 31, 2005, UK newspapers’ revenues increased approximately 5% due to increased circulation revenue and the weakening of the U.S. dollar against Sterling. Circulation revenue was higher primarily due to the national rollout of the compact product at The Times. Operating income decreased by 23% for the quarter ended March 31, 2005 as compared to the corresponding period of fiscal 2004. This decrease was primarily due to increased depreciation and other costs associated with the development of new printing plants in the UK over the next four to five years. Also contributing to the decrease in operating income were increased operating costs resulting from increased production, increased pagination and higher newsprint costs. The increased costs were partially offset by the weakening of the U.S. dollar against Sterling. During the three months ended March, 31, 2005, the weakening of the U.S. dollar against Sterling resulted in a 3% and 4% increase to revenues and operating income, respectively, as compared to the three months ended March 31, 2004.

For the three months ended March 31, 2005, the Australian newspapers’ revenues increased 36% due to the consolidation of the results of Queensland Press Pty Limited (“QPL”), improved display and classified revenues. The advertising revenue increases were driven by the continued strong economic conditions in Australia and new sales initiatives, resulting in gains in national and retail display, and the employment classified sections. Operating income increased 67% as compared to the corresponding period of fiscal 2004 primarily due to the revenue increases noted above. During the three months ended March 31, 2005, the weakening U.S. dollar had a minimal impact to both revenues and operating income, as compared to the three months ended March 31, 2004.

Book Publishing – For the three months ended March 31, 2005, revenues at HarperCollins decreased by $21 million or 7% to $300 million as compared to the corresponding period of fiscal 2004. The decrease is primarily due to the lower volume of sales of Zondervan’s The Purpose Driven Life in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004 partially offset by strong sales of the 11 titles in the Lemony Snicket’s A Series of Unfortunate Events. Operating income for the third quarter of fiscal 2005 was $30 million, a $6 million or 17% decrease from the third quarter of fiscal 2004 primarily due to the revenue decreases noted above.

Other – For the third quarter of fiscal 2005, revenues at the Other segment increased from $211 million for the third quarter of fiscal 2004 to $250 million or 18%. Included in the increase was higher revenue at NDS from increased smartcard shipments as well as an increase in total authorized smartcards in use as compared to the corresponding period of fiscal 2004. For the three months ended March 31, 2005, the Other segment reported Operating loss of $29 million as compared to Operating loss of $46 million in the corresponding period of fiscal 2004 due to the revenue increases noted above partially offset by increased research and development costs at NDS.

Results of Operations—For the nine months ended March 31, 2005 versus the nine months ended March 31, 2004.

The following table sets forth the Company’s operating results by segment, for the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004.

	For the nine months ended March 31,
	2005	2004	Change	% Change
	(in millions, except % and per share data)
Revenues (1):
Filmed Entertainment	$4,726	$3,809	$917	24%
Television	3,982	3,748	234	6%
Cable Network Programming	1,857	1,741	116	7%
Direct Broadcast Satellite Television	1,620	1,179	441	37%
Magazines & Inserts	774	729	45	6%
Newspapers	2,937	2,511	426	17%
Book Publishing	1,041	1,009	32	3%
Other	814	606	208	34%

Total revenues	$17,751	$15,332	$2,419	16%

Operating income (loss):
Filmed Entertainment	$949	$810	$139	17%
Television	608	599	9	2%
Cable Network Programming	565	368	197	54%
Direct Broadcast Satellite Television	(247)	(251)	4	2%
Magazines & Inserts	216	205	11	5%
Newspapers	488	448	40	9%
Book Publishing	152	152	—	—
Other	(122)	(74)	(48)	(65)%

Total operating income	2,609	2,257	352	16%

Interest expense, net	(405)	(400)	(5)	(1)%
Equity earnings (losses) of affiliates	154	88	66	75%
Other, net	15	34	(19)	(56)%

Income before income tax expense and minority interest in subsidiaries	2,373	1,979	394	20%
Income tax expense	(773)	(725)	(48)	(7)%
Minority interest in subsidiaries, net of tax	(189)	(150)	(39)	(26)%

Net income	$1,411	$1,104	$307	28%

Diluted earnings per share (2)	$0.47	$0.40

(1)	The Company classifies the amortization of cable distribution investments against revenues in accordance with Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” as detailed in the following table.

	For the nine months ended March 31,
	2005	2004
	(in millions)
Revenues before amortization of cable distribution investments	$17,837	$15,426
Amortization of cable distribution investments	(86)	(94)

Revenues	$17,751	$15,332

(2)	Represents earnings per share based on the total weighted average shares outstanding (Class A and Class B combined) for the nine months ended March 31, 2005 and 2004. Class A non-voting shares carry rights to a greater dividend than Class B voting shares through fiscal 2007. As such, net income available to the Company’s common stockholders is allocated between our two classes of common stock, Class A common stock and Class B common stock. In fiscal 2008, Class A shares cease to carry any rights to a greater dividend than Class B shares.

Overview – For the nine months ended March 31, 2005, the Company’s revenues increased $2,419 million from $15,332 million for the nine months ended March 31, 2004 to $17,751 million. This 16% increase was primarily due to revenue increases at the Filmed Entertainment, Direct Broadcast Satellite Television and Newspapers segments. Operating expenses increased approximately 16% for the three months ended March 31, 2005 from the corresponding period of fiscal 2004, primarily due to increased theatrical releasing costs, home entertainment marketing and manufacturing costs and amortization of production and participation costs at the Filmed Entertainment segment, and increased sports programming and entertainment programming costs at the Television and Direct Broadcast Satellite Television segments. Selling, general and administrative expenses increased approximately 14% from the corresponding period of fiscal 2004 primarily due to increased subscriber acquisition costs at Sky Italia and increased employee costs in support of our growing businesses. Depreciation and amortization increased approximately 6% primarily due to accelerated depreciation recognized on printing plant assets in the UK. For the nine months ended March 31, 2005, Operating income increased $352 million to $2,609 million from the corresponding period of fiscal 2004. This increase was due to improved results at the Cable Network Programming and Filmed Entertainment segments.

Interest expense, net – Interest expense increased $5 million from the corresponding period of fiscal 2004 due primarily to interest on the Company’s issuance of $1.75 billion in Senior Notes in December 2004 partially offset by increased interest income on higher cash balances.

Equity earnings (losses) of affiliates – Equity earnings of affiliates of $154 million for the nine months ended March 31, 2005 increased $66 million from $88 million for the nine months ended March 31, 2004 primarily due to increased contributions from RPP, Gemstar – TV Guide International, Inc. (“Gemstar”), and BSkyB and comparatively favorable impact from foreign currency fluctuations reported by the Latin America DTH platforms, partially offset by increased losses at DIRECTV.

	For the nine months ended March 31,
	2005	2004	Change
		(in millions)
BSkyB	$249	$199	$50
DIRECTV	(217)	(27)	(190)
Sky Brasil	23	(20)	43
Innova	17	(10)	27
FOXTEL	(17)	(15)	(2)
Other equity affiliates	99	(39)	138

Total equity earnings (losses) of affiliates	$154	$88	$66

The Company’s share of DIRECTV’s losses for the nine months ended March 31, 2005 was $217 million and includes the Company’s share of DIRECTV’s increased loss from its sale of PanAmSat resulting from a reduction in the sales proceeds, the Company’s portion of the SPACEWAY program impairment and the amortization of certain finite-lived assets and liabilities as of December 22, 2003 and, as required, exclude certain items that were recognized by DIRECTV as income and expense within its results.

Other, net – For the nine months ended March 31, 2005, the Company reported income of $15 million in Other, net primarily comprised of the unrealized gain in fair value on the Company’s exchangeable securities in the amount of approximately $105 million and a gain on the sale of Rogers Sportsnet of approximately $39 million, partially offset by a $77 million loss on the exchange of the Company’s investment in RPP and a $55 million loss on the sale of a Latin American DTH business to DIRECTV. For the nine months ended March 31, 2004, Other, net of $34 million was primarily comprised of a gain on the sale of SKY PerfecTV! of approximately $105 million and a gain of $26 million related to the settlement of the Company’s insurance claim primarily for the September 2001 loss of its broadcast tower at the World Trade Center in New York, partially offset by the unrealized loss in fair value on the Company’s exchangeable securities in the amount of $104 million.

Income tax expense – The effective tax rate for the nine months ended March 31, 2005 is 32.6% as compared to the effective tax rate of 36.6% for the corresponding period of fiscal 2004. The effective tax rate for the nine months ended March 31, 2005 is lower than the U.S. statutory rate primarily due to the resolution of income tax audits in the first quarter of fiscal 2005. Excluding this tax benefit, the effective tax rate was 37.8% for the nine months ended March 31, 2005.

Net income – For the nine months ended March 31, 2005, the Company reported net income of $1,411 million as compared to $1,104 million for the nine months ended March 31, 2004. This increase was primarily due to the operating income increase noted above.

Segment Analysis:

Filmed Entertainment – For the nine months ended March 31, 2005, revenues at the Filmed Entertainment segment increased from $3,809 million to $4,726 million or 24%. This increase was primarily due to higher worldwide home entertainment revenues and worldwide theatrical revenues. Higher home entertainment revenues reflect the strong worldwide performances of successful theatrical releases of Day After Tomorrow, Garfield, Dodgeball, Alien vs. Predator and I, Robot, and improved performance from various library titles on DVD as compared to the corresponding period of fiscal 2004. In addition, the home entertainment release of the Star Wars Trilogy and the distribution of The Passion of the Christ also contributed to the increase in home entertainment revenues. Television titles contributing to this increase include 24, The Simpsons and Family Guy. The Company’s DVD revenues rose approximately 54% for the nine months ended March 31, 2005 over the corresponding period of fiscal 2004, with 81% and 19% of DVD revenues generated from the sale and distribution of film titles and television titles, respectively. The theatrical revenue increase was driven by several strong theatrical releases including I, Robot, Alien vs. Predator, Robots, Hide & Seek and Sideways, as well as continued worldwide contributions from fiscal 2004 releases Dodgeball, Garfield and Day After Tomorrow. The corresponding period of fiscal 2004 included the theatrical releases League of Extraordinary Gentlemen, Cheaper by the Dozen, Master and Commander: The Far Side of the World and 28 Days Later.

For the nine months ended March 31, 2005, the Filmed Entertainment segment reported Operating income of $949 million as compared to $810 million in the corresponding period of fiscal 2004. This improvement was due to the revenue increases noted above, partially offset by increased theatrical releasing costs, home entertainment marketing and manufacturing costs, amortization of production and participation costs directly associated with the increase in revenues noted above, and the disappointing result of Flight of the Phoenix.

Television—The Television segment reported revenue of $3,982 million for the nine months ended March 31, 2005 as compared to $3,748 million in the corresponding period of fiscal 2004. For the nine months ended March 31, 2005, Operating income at the Television segment was $608 million, an increase of 2% from $599 million reported in the corresponding period of fiscal 2004.

Revenues for the nine months ended March 31, 2005 at the Company’s U.S. television operations increased approximately 6% from the corresponding period of fiscal 2004. The Company experienced increased advertising revenues from the telecast of the Super Bowl and Daytona 500 during the nine months ended March 31, 2005, which were not telecast in the corresponding period of fiscal 2004. This increase was partially offset by a decrease in prime time ratings as compared to the corresponding period of fiscal 2004 as well as by the adverse impact of the transition to LPMs on ratings at the Company’s Boston, New York, Los Angeles and Chicago television stations. Operating income for the nine months ended March 31, 2005 at the Company’s U.S. television operations decreased approximately 6% as compared to the corresponding period of fiscal. This decrease was primarily due to higher sports programming costs for the Super Bowl and Daytona 500, higher entertainment program costs for returning series, several new series cancellations, higher news costs due to expansion of local news in several markets and higher marketing costs due to the launch of new fall programs and the November/February sweeps. The decrease in Operating income was partially offset by the revenue increases noted above, lower programming costs as a result of expired syndicated product and lower priced renewals, as well as lower music license fees.

Revenues and operating income for the nine months ended March 31, 2005 at the Company’s International television operations increased from the corresponding period of fiscal 2004. These increases were primarily driven by increased advertising revenues due to growth in India and increased subscription revenues due to the launch of new channels in India.

Cable Network Programming – Total revenues for the Cable Network Programming segment increased by $116 million or approximately 7% from $1,741 million to $1,857 million for the nine months ended March 31, 2005. Fox News’, FX’s and the RSNs’ revenues increased 21%, 19% and 3%, respectively, over the corresponding period of fiscal 2004, partially offset by the absence of revenues from the Dodgers which was sold in February 2004.

At Fox News, advertising revenues increased 25%, primarily due to increased national pricing and higher volume. Net affiliate revenue increased by 12%, which was attributed to an increase in subscribers and average rates per subscriber from the corresponding period of fiscal 2004. As of March 31, 2005, Fox News reached approximately 87 million Nielsen households, a 2% increase over fiscal 2004.

At FX, advertising revenues increased 23% from the corresponding period of fiscal 2004 due to higher ratings and improved pricing. Affiliate revenues increased 10% over the corresponding period of fiscal 2004, reflecting an increase in subscribers and average rates per subscriber. As of March 31, 2005, FX reached approximately 86 million Nielsen households, a 2% increase over the corresponding period of fiscal 2004.

At the RSNs, revenues increased 3% from the corresponding period of fiscal 2004 primarily from an increase in subscribers and higher average rates per subscriber. This increase was partially offset by revenue decreases related to the cancellation of the NHL season. RSN advertising revenue decreased 8% from the corresponding period of fiscal 2004. This decrease in advertising revenues was due to the absence of NHL telecasts in the current period as a result of the cancellation of the NHL season.

The Cable Network Programming segment reported Operating income of $565 million, an increase of $197 million from the corresponding period of fiscal 2004. These improvements were primarily driven by the net revenue increases noted above as well as the absence of losses from the sale of the Dodgers, lower programming costs at the RSNs primarily due to the cancellation of the NHL season and lower programming costs at FX due in part to costs associated with the fiscal 2004 cancellations of Lucky and The Orlando Jones Show. Partially offsetting these improvements were increased programming costs for Fox News and the partial recovery in the corresponding period of fiscal 2004 of approximately $15 million of certain receivables claims against Adelphia Communications Corporation which were previously written-off.

Direct Broadcast Satellite Television – For the nine months ended March 31, 2005, SKY Italia’s revenues increased to $1,620 million from $1,179 million in the corresponding period of fiscal 2004. The 37% revenue growth was primarily driven by strong subscriber additions over the past year including approximately 575,000 net new subscribers during the first nine months of fiscal 2005 which resulted in SKY Italia’s subscriber base growth to approximately 3.2 million at March 31, 2005. Also contributing to revenue growth during the nine months ended March 31, 2005 was an increase in average rate per subscriber as compared to the corresponding period of fiscal 2004. This increase was driven by subscribers opting for more premium programming.

For the nine months ended March 31, 2005, the operating loss at SKY Italia of $247 million improved by 2% as compared to the loss of $251 million in the corresponding period of fiscal 2004. The revenue growth noted above was offset by increased subscriber acquisition costs as well as higher sports and entertainment programming costs. Additionally, the Company incurred costs associated with the one-time swap-out of set-top boxes which were using outdated encryption software.

Magazines and Inserts – For the nine months ended March 31, 2005, revenues at the Magazines and Inserts segment increased to $774 million from $729 million in the corresponding period of fiscal 2004. This was primarily the result of a volume increase in our InStore advertising business due to higher demand for our at-shelf advertising products in supermarkets in the U.S. and an increase in volume from the FSI business. Partially offsetting these increases was a decrease in pricing at the FSI business.

Operating income increased to $216 million for the nine months ended March 31, 2005 from $205 million in the corresponding period of fiscal 2004. This increase is due primarily to the increases noted above.

Newspapers – The Newspapers segment reported revenue of $2,937 million for the nine months ended March 31, 2005 as compared to $2,511 million in the corresponding period of fiscal 2004. For the nine months ended March 31, 2005, Operating income at the Newspapers segment was $488 million, an increase of 9% from $448 million reported in the corresponding period of fiscal 2004.

For the nine months ended March 31, 2005, UK newspapers’ revenues increased approximately 11% primarily due to increased advertising and circulation revenue and the weakening of the U.S. dollar against Sterling. Advertising revenue was higher due to increases at The Sun and The News of the World primarily due to a higher volume of color advertisements, increased commercial inserts and additional display. Circulation revenue was higher primarily due to the national rollout of the compact product at The Times. Operating income decreased by 14% for the nine months ended March 31, 2005 as compared to the corresponding period of fiscal 2004. This decrease is primarily due to increased depreciation and other costs associated with the development of new printing plants in the UK over the next four to five years. Also contributing to the decrease in operating income are increased operating costs resulting from increased production, increased pagination and higher newsprint costs. The increased costs were partially offset by the weakening of the U.S. dollar against Sterling. During the nine months ended March, 31, 2005, the weakening of the U.S. dollar against Sterling resulted in approximately 8% increases to both revenues and operating income, respectively, as compared to the nine months ended March 31, 2004.

For the nine months ended March 31, 2005, the Australian newspapers’ revenues increased 28% due to the consolidation of the results of Queensland Press Pty Limited (“QPL”), improved display and classified revenues and the weakening of the U.S. dollar against the Australian dollar. The advertising revenue increases were driven by the continued strong economic conditions in Australia and new sales initiatives, resulting in gains in national and retail display, and the employment classified sections. Operating income increased 46% as compared to the corresponding period of fiscal 2004 primarily due to the revenue increases noted above. During the nine months ended March 31, 2005, the weakening U.S. dollar resulted in approximately 5% increases to both revenues and operating income, noted above, respectively, as compared to the nine months ended March 31, 2004.

Book Publishing – For the nine months ended March 31, 2005, revenues at HarperCollins increased by $32 million from $1,009 million in the corresponding period of fiscal 2004 to $1,041 million or 3%. This revenue increase was driven by strong sales of the 11 titles in Lemony Snicket’s A Series of Unfortunate Events, and bestseller performance that continues to exceed fiscal 2004. HarperCollins had 78 titles on the New York Times Bestseller List compared to 67 titles in the corresponding period of fiscal 2004. Operating Profit for the nine months ended March 31, 2005 of $152 million is consistent with the corresponding period of fiscal 2004.

Other – For the nine months ended March 31, 2005, revenues at the Other segment increased from $606 million for the corresponding period of fiscal 2004 to $814 million or 34%. Included in this increase was higher revenue at NDS and Global Cricket Corporation (“GCC”). The increase in NDS’ revenues was due to increased smartcard shipments as well as an increase in total authorized smartcards as compared to the corresponding period of fiscal 2004. The increase in GCC’s revenues was due to the International Cricket Council Champions Trophy 2004 that was held in September 2004 with no comparative event in fiscal 2004. For the nine months ended March 31, 2005, the Other segment reported Operating losses of $122 million as compared to $74 million in the corresponding period of fiscal 2004. The increased loss was due to costs related to the Company’s reincorporation to the United States and increased research and development costs at NDS partially offset by the revenue increases noted above.

Liquidity and Capital Resources

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds; however, the Company has access to the worldwide capital markets, a $1.75 billion Revolving Credit Facility and various film financing alternatives to supplement its cash flows. The availability on the Revolving Credit Facility as of March 31, 2005 was reduced by letters of credit issued which totaled $182 million. Also as of March 31, 2005, the Company had consolidated cash and cash equivalents of approximately $6 billion. We believe that cash flows from operations will be adequate for the Company to conduct its operations. The Company’s internally generated funds are highly dependent upon the state of the advertising market and public acceptance of film and television products. Any significant decline in the advertising market or the performance of its films could adversely impact its cash flows from operations which could require the Company to seek other sources of funds including proceeds from the sale of certain assets or other alternative sources.

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

Sources and uses of cash

Net cash provided by operating activities for the nine months ended March 31, 2005 and 2004 is as follows (in millions):

For the nine months ended March 31,	2005	2004
Net cash provided by operating activities	$2,313	$1,999

The increase in net cash provided by operating activities reflects higher cash collections primarily from increased sale of home entertainment product and lower cash spent on the production of feature films at the Filmed Entertainment segment during the nine months ended March 31, 2005. These increases were offset by higher sports rights and film participation payments, higher interest and tax payments and higher pension contributions. The higher sports rights payments reflects contractually scheduled increases on our national and international sports contracts as well as the renewal of several sports teams’ local rights agreements. The Company made discretionary pension contributions of approximately $127 million during the nine months ended March 31, 2005 as compared to $90 million in the corresponding period of the fiscal 2004.

Net cash used in investing activities for the nine months ended March 31, 2005 and 2004 is as follows (in millions):

For the nine months ended March 31,	2005	2004
Property, plant, and equipment	$(710)	$(213)
Acquisitions, net of cash acquired	(141)	(151)
Investments in associated entities	(142)	(3,213)
Other investments	(30)	(64)
Proceeds from sale of non-current assets	643	549

Net cash (used in) investing activities	$(380)	$(3,092)

Cash used in investing activities during the nine months ended March 31, 2005 was lower than the corresponding period of fiscal 2004 due to the Company’s purchase of a 34% investment in DIRECTV for approximately $3.1 billion in fiscal 2004. Property, plant and equipment acquired primarily represents cash used for the purchase of set top boxes that are rented to customers at the Direct Broadcast Satellite Television segment and cash used by the Newspaper segment in connection with the investment in new printing presses. Proceeds from the sale of non-current assets primarily represent cash received in advance on the sale of Sky Brasil to DIRECTV during the nine months ended March 31, 2005, and cash received on the sale of SKY Perfect! during the corresponding period of fiscal 2004.

The Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

Net cash (used in) provided by financing activities for the nine months ended March 31, 2005 and 2004 is as follows (in millions):

For the nine months ended March 31,	2005	2004
Borrowings	$1,776	$440
Repayment of borrowings and exchangeable securities	(2,095)	(616)
Cash on deposit	275	163
Issuance of shares	65	545
Dividends paid	(124)	(106)

Net cash (used in) provided by financing activities	$(103)	$426

Net cash used in financing activities during the nine months ended March 31, 2005 changed from net cash provided by financing activities in the corresponding period of fiscal 2004 primarily due to the absence of the stock offering that occurred in the corresponding period of fiscal 2004. The debt repayments during the nine months ended March 31, 2005 included the retirement of debt assumed in the acquisition of the Cruden Group of companies, the film financing facility, the Eurobonds and the perpetual preference shares. (See Notes 2, 5 and 12 to the unaudited consolidated financial statements for further detail.) In December 2004, the Company issued $1.75 billion in Senior Notes which offset the repayments noted above.

Debt Instruments (1)

Repayments	Amount of indebtedness
(in millions)
Cruden Group assumed debt (2)	$654
New Millennium II	659
Preferred Perpetual Shares (3)	345
All other	437

$2,095

Issuances
Notes due 2014	$748
Notes due 2034	995
All other	33

$1,776

(1)	See Note 5 - Borrowings to the unaudited consolidated financial statements with reference to borrowings activity.
(2)	Represents the retirement of debt assumed in the acquisition of the Cruden Group of companies. See Note 2 – Incorporation in the United States to the unaudited consolidated financial statements with reference to the acquisition of the Cruden Group of companies.
(3)	See Note 12 – Earnings per Share to the unaudited consolidated financial statements with reference to the retirement of the Company’s perpetual preference shares.

LYONS

In February of 2006 the LYONS will have an accreted value of approximately $900 million and the holders of the LYONs may require us to redeem all or a portion of their LYONS. The Company, at its election, may satisfy the redemption amounts in cash, Class A shares or any combination thereof.

Ratings of the Public Debt

The table below summarizes the Company’s credit ratings as of March 31, 2005.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa 3	Positive
Standard & Poor’s	BBB-	Positive

Revolving Credit Agreement

On June 27, 2003, News America Incorporated (“NAI”), a subsidiary of the Company, entered into a $1.75 billion Five Year Credit Agreement (the “Credit Agreement”) with Citibank N.A., as administrative agent, JP Morgan Chase Bank, as syndication agent, and the lenders named therein. News Corporation, News Australia Holdings Pty Limited, FEG Holdings, Inc., Fox Entertainment Group, Inc., News America Marketing FSI, L.L.C., and News Publishing Australia Limited are guarantors (the “Guarantors”) under the Credit Agreement.

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

Commitments

In October 2004, the Company announced its intentions to invest in new printing plants in the United Kingdom and Australia to take advantage of technological and market changes. The Company intends to expend approximately $1 billion in the United Kingdom for new printing plants and related costs for its UK newspapers and $500 million for the Australian printing plants.

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

News Corporation owns 75% of News Out of Home BV, a joint venture with an affiliate of Capital International, Inc (“Capital”). News Out of Home owns and operates outdoor advertising companies located in Eastern Europe and also owns 68% of Media Support Services Limited, an outdoor advertising company with operating subsidiaries located in Russia. In fiscal 2006, the minority shareholders of Media Support Services Limited have the right to put their interests to News Out of Home and Capital also has the right to put its interest in News Out of Home to the Company. The Company believes that none of the purchase and sale arrangements will have a material effect of its consolidated financial condition, future results of operations or liquidity.

The Company experiences routine litigation in the normal course of its business. The Company believes that none of its pending litigation will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

At March 31, 2005, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $140 million (including the Company’s non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $16 million at March 31, 2005.

Interest Rates

The Company’s current financing arrangements and facilities include $10.9 billion of outstanding debt with fixed interest and the Credit Agreement, which carries variable interest. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair value of such debt, while a change in the interest rate of variable debt will impact interest expense as well as the amount of cash required to service such debt. As of March 31, 2005 substantially all of the Company’s financial instruments with exposure to interest rate risk was denominated in U.S. dollars and had an aggregate fair value of $11.6 billion. The potential change in fair value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $565 million at March 31, 2005.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity affiliates and have an aggregate fair value of approximately $16,191 million as of March 31, 2005. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $14,572 million. Such a hypothetical decrease would result in a decrease in comprehensive income of approximately $19 million, as any changes in fair value of the Company’s equity affiliates are not recognized unless deemed other-than-temporary, as these investments are accounted for under the equity method.

In accordance with SFAS No. 133, the Company has recorded the conversion feature embedded in its exchangeable debentures in other liabilities. At March 31, 2005, the fair value of this conversion feature is $276 million and is sensitive to movements in the share price of one of the Company’s publicly traded equity affiliates. A 10% increase in the price of the underlying stock, holding other factors constant, would increase the fair value of the call option by approximately $77 million.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

See Note 11 to the unaudited consolidated financial statements, which is incorporated by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

A stockholder proposal submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company’s proxy statement and form of proxy statement for the annual meeting of stockholders to be held in 2005 must be received by the Company by June 1, 2005 and must comply with the requirements as to form and substance established by the SEC for such proposals.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Employment Agreement dated as of November 15, 2004 by and between News America Incorporated and David F. DeVoe.*

31.1	Certification of the Chairman and Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Senior Executive Vice President and Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chairman and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Senior Executive Vice President and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2005	NEWS CORPORATION

/s/ David F. DeVoe
David F. DeVoe
Senior Executive Vice President and Chief Financial Officer