Form 10-K
period 2005-06-30
NEWS CORP
filed 2005-09-01
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 001-32352

NEWS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 852-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share Class B Common Stock, par value $0.01 per share	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.)  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐    No  ☒

As of December 31, 2004, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of News Corporation’s Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $28,088,007,489, based upon the closing price of $18.66 per share as quoted on the New York Stock Exchange on that date, and the aggregate market value of News Corporation’s Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $10,533,408,019, based upon the closing price of $19.20 per share as quoted on the New York Stock Exchange on that date.

As of August 29, 2005, 2,236,658,934 shares of Class A Common Stock and 1,029,576,988 Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the News Corporation definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of News Corporation’s fiscal year end.

PART I

ITEM 1. BUSINESS

Background

News Corporation, a Delaware corporation, is a diversified international media and entertainment company with operations in eight industry segments, including (i) Filmed Entertainment, (ii) Television, (iii) Cable Network Programming, (iv) Direct Broadcast Satellite Television, (v) Magazines and Inserts, (vi) Newspapers, (vii) Book Publishing and (viii) Other. The activities of News Corporation are conducted principally in the United States, the United Kingdom, Continental Europe, Australia, Asia and the Pacific Basin. For financial information regarding News Corporation’s segments and operations in geographic areas see “Item 8. Financial Statements and Supplementary Data.” Unless otherwise indicated, references in this Annual Report on Form 10-K (the “Annual Report”) to “News Corporation” or the “Company” means News Corporation’s predecessor corporation, TNCL (as defined below), and its subsidiaries prior to November 12, 2004 and News Corporation and its subsidiaries from November 12, 2004 forward. Descriptions of transactions contained in this Annual Report that occurred prior to the Reorganization have been adjusted to reflect the consummation of the Reorganization.

On November 12, 2004, a reorganization was completed (the “Reorganization”), whereby News Corporation became the parent company of News Holdings Limited (formerly known as The News Corporation Limited), a South Australia corporation (“TNCL”), and its subsidiaries. The Reorganization was completed pursuant to schemes of arrangements under Australian law in which all ordinary and preferred shares of TNCL were cancelled and, in exchange, holders of those shares received shares of News Corporation voting Class B common stock, par value $0.01 per share (“Class B Common Stock”), and non-voting Class A common stock, par value $0.01 per share (“Class A Common Stock”), respectively, on a one-for-two basis.

In March 2005, Fox Acquisition Corp., a direct wholly-owned subsidiary of News Corporation, completed an offer to the holders of Class A common stock of Fox Entertainment Group, Inc. (“FEG”) to exchange 2.04 shares of News Corporation’s Class A Common Stock for each outstanding share of FEG Class A common stock (the “FEG Offer”) that News Corporation did not already own. Shortly after the completion of the FEG Offer, News Corporation effected a merger of FEG with and into Fox Acquisition Corp. In the merger, each share of FEG Class A common stock not acquired in the FEG Offer, other than the shares owned by News Corporation, was converted into 2.04 shares of News Corporation’s Class A common stock. After the completion of the FEG Offer and the subsequent merger, Fox Acquisition Corp. changed its name to “Fox Entertainment Group, Inc.” (for periods following the completion of the FEG Offer and the subsequent merger, referred to as “FEG”). As a result of the transaction described above, News Corporation owns 100% of FEG.

The Company’s subsidiary, NDS Group plc (“NDS”), and certain of the companies in which the Company owns equity interests, either directly or indirectly, including British Sky Broadcasting Group plc (“BSkyB”), Gemstar-TV Guide International, Inc. (“Gemstar-TV Guide”) and The DIRECTV Group, Inc. (formerly known as Hughes Electronics Corporation (“DIRECTV”), are subject to the information requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with the Exchange Act, file reports and other information with the Securities and Exchange Commission (“SEC”).

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30 in each year. At June 30, 2005, the Company had approximately 44,000 full-time and part-time employees. The Company’s principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036 and its telephone number is (212) 852-7000. The Company’s website is www.newscorp.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, through the Company’s website as soon as reasonably practicable after the material is electronically filed with or furnished to the SEC.

Special Note Regarding Forward-Looking Statements

This document and the documents incorporated by reference into this Annual Report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain statements that constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations. The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other factors is set forth under the heading “Risk Factors” on pages 25 through 27 of Item 1 of this Annual Report. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the audited consolidated financial statements of the Company and related notes set forth elsewhere in this Annual Report.

BUSINESS OVERVIEW

Filmed Entertainment

The Company engages in the development, production and worldwide distribution of feature films and television programs.

Feature Film Production and Distribution

One of the world’s largest producers and distributors of motion pictures, Fox Filmed Entertainment (“FFE”), produces, acquires and distributes motion pictures throughout the world under a variety of arrangements. During fiscal years 2005, 2004 and 2003, FFE placed 23, 24 and 23 motion pictures, respectively, in general release in the United States. Those motion pictures were produced and/or distributed by the following units of FFE: Twentieth Century Fox and Fox 2000, which produce and acquire motion pictures for mainstream audiences; Fox Searchlight Pictures, which produces and acquires specialized motion pictures; and Twentieth Century Fox Animation, which produces feature length animated motion pictures. Motion pictures produced and/or distributed by FFE in the United States and international territories since the beginning of fiscal year 2003 include Road to Perdition (together with DreamWorks SKG), X-2: X-Men United, Daredevil, 28 Days Later, Bend it Like Beckham, League of Extraordinary Gentlemen, Master and Commander (together with Universal Studios and Miramax Film Corp.), Cheaper by the Dozen, Man on Fire (together with Regency Entertainment (USA), Inc. (“New Regency”)), The Day After Tomorrow, Sideways, Garfield, Dodgeball: A True Underdog Story, Napoleon Dynamite (together with Paramount Pictures Corporation and MTV), I, Robot, Robots, Alien vs. Predator, Hide and Seek, Kingdom of Heaven, Star Wars Episode III: Revenge of the Sith (distributed for Lucasfilm Ltd.) and Mr. and Mrs. Smith (distributed for New Regency). FFE has already released or currently plans to release approximately 31 motion pictures in the United States in fiscal 2006, including Fantastic Four, Eragon, Cheaper by the Dozen 2, Big Momma’s House 2 (together with New Regency), Walk the Line, X-Men 3, Night Watch, In Her Shoes and Ice Age 2.

In addition, pursuant to an agreement with Monarchy Enterprises Holdings B.V. (“MEH”), the parent company of New Regency in which the Company has a 20% interest, and certain of MEH’s subsidiaries, FFE distributes certain New Regency films and all films co-financed by FFE and New Regency in all media worldwide, excluding certain international territories with respect to theatrical and home video rights and most international territories with respect to television rights. Among its 2006 releases, FFE currently expects to release four New Regency films, two of which are co-financed by FFE and New Regency.

Motion picture companies, such as FFE, typically seek to generate revenues from various distribution channels. FFE derives its worldwide motion picture revenues primarily from four basic sources (set forth in general chronology of exploitation): (i) distribution of motion pictures for theatrical exhibition in the United States and Canada and markets outside of the United States and Canada (“International” markets); (ii) distribution of motion pictures in various home media formats; (iii) distribution of motion pictures for exhibition on pay-per-view, video-on-demand and premium pay television programming services; and (iv) distribution of motion pictures for exhibition on free television networks, other broadcast program services, independent television stations and basic cable programming services, including certain services which are affiliates of the Company. The Company does not always have rights in all media of exhibition to all motion pictures which it releases, and does not necessarily distribute a given motion picture in all of the foregoing media in all markets.

The Company believes that the pre-release marketing of a feature film is an integral part of its motion picture distribution strategy and generally begins marketing efforts three to six months in advance of a film’s release date in any given territory. The Company markets and distributes its films worldwide principally through its own distribution and marketing companies.

Through Twentieth Century Fox Home Entertainment, Inc., the Company distributes motion pictures and other programming produced by units of FFE, its affiliates and other producers in the United States, Canada and International markets in all home media formats, including the sale and rental of DVDs. In fiscal year 2005, the domestic home entertainment division released or re-released approximately 600 produced and acquired titles, including 24 new FFE film releases, approximately 370 catalog titles and approximately 206 television and non-theatrical titles. In International markets, the Company distributed, produced and acquired titles both directly and through foreign distribution channels, with approximately 560 releases in fiscal year 2005, including approximately 28 new FFE film releases, over 450 catalog titles and approximately 85 television and non-theatrical releases. In addition, the Company continued an agreement with Metro-Goldwyn-Mayer (“MGM”), which expires at the end of July 2006, to distribute its video product in certain international markets in return for fees. The Company released approximately 400 MGM home entertainment theatrical, catalog and television programs internationally in fiscal year 2005.

Units of FFE license motion pictures and other programs in the United States, Canada and International markets to various third party and certain affiliated subscription pay television, pay-per-view and video-on-demand services. The license agreements reflecting the subscription pay television arrangements generally provide for a specified number of exhibitions of the program during a fixed term in exchange for a license fee which is based on a variety of factors, including the box office performance of each program and the number of subscribers to the service or system. The license agreements reflecting the pay-per-view and video-on-demand services arrangements generally provide for a license fee based on a percentage of the licensee’s gross receipts from the exhibition of the program, and in some cases, a guaranteed minimum fee. In addition, these agreements generally provide for a minimum number of scheduled pay-per-view exhibitions and a minimum video-on-demand exhibition period during a fixed term. Among third-party license agreements that units of FFE have in place in the United States for television exhibition of their motion pictures are exclusive subscription pay television license agreements with Home Box Office (“HBO”), providing for the licensing of films initially released for theatrical exhibition through the year 2009, as well as arrangements with Starz Encore Group. Units of FFE also license motion pictures in the United States to direct broadcast satellite (“DBS”) pay-per-view services operated by DIRECTV and EchoStar Communications Corporation, as well as to pay-per-view and video-on-demand services operated by iN Demand L.L.C. In addition, in International markets, units of FFE license motion pictures to leading third-party pay television services and pay-per-view services, as well as to emerging video-on-demand services and programming services operated by various affiliated entities.

Competition. Motion picture production and distribution are highly competitive businesses. The Company competes with other film studios, independent production companies and others for the acquisition of artistic properties, the services of creative and technical personnel, exhibition outlets and the public’s interest in its products. The number of motion pictures released by the Company’s competitors, particularly the other major film studios, in any given period may create an oversupply of product in the market, which may reduce the Company’s shares of gross box office admissions and may make it more difficult for the Company’s motion pictures to succeed. The commercial success of the motion pictures produced and/or distributed by the Company is substantially affected by the public’s unpredictable response to them. The competitive risks affecting the Company’s home entertainment business include the number of home entertainment titles released by the Company’s competitors which may create an oversupply of product in the market, competition among home media formats, such as DVDs, and other methods of distribution, such as video-on-demand services. In addition, television networks are now producing more programs internally, which may reduce those networks’ demand for programming from other parties.

The Company faces ongoing risks associated with controlling unauthorized copying and distribution of the Company’s programs. For a further discussion of issues relating to unauthorized copying and distribution of the Company’s programs, see “– Intellectual Property Rights.”

Television Programming, Production and Distribution

Twentieth Century Fox Television (“TCFTV”). During the past three fiscal years, TCFTV produced television programs for the Fox Broadcasting Company (“FOX”), ABC Television Network (“ABC”), CBS Broadcasting, Inc. (“CBS”), NBC Television Network (“NBC”), The WB Television Network (“The WB”) and the FX Network LLC (“FX”). TCFTV currently produces, or has orders to produce, episodes of the following television series: Boston Legal and Jake In Progress for ABC; Still Standing and Yes Dear (each co-produced with CBS Worldwide Inc.), How I Met Your Mother and The Unit for CBS; 24, American Dad, Arrested Development, Bones, The Bernie Mac Show (a co-production with Regency Television), Family Guy, Head Cases, The Inside, King of the Hill, Kitchen Confidential, The Loop, Prison Break, The Simpsons, and Stacked for FOX; Over There for FX; My Name Is Earl for NBC; and Misconceptions, Pepper Dennis and Reba for The WB. Generally, a network will license a specified number of episodes for exhibition on the network during the license period. All other distribution rights, including International and off-network syndication rights, are typically retained by TCFTV, utilized by other units of the Company or sold to third parties.

Generally, television programs are produced under contracts that provide for license fees which may cover only a portion of the anticipated production costs. As these costs have increased in recent years, the resulting deficit between production costs and license fees for domestic first-run programming has also increased. Therefore, additional licensing is often critical to the financial success of a series since the license fee paid by a network generally does not fully recover production costs. Successful U.S. network television series are (i) licensed for first-run exhibition in Canadian and International markets, (ii) released in seasonal DVD box sets, (iii) licensed for off-network exhibition in the United States (including in syndication or to cable programmers) and (iv) licensed for syndication in International markets. Generally, a series must be broadcast for at least three to four television seasons for there to be a sufficient number of episodes to offer the series in syndication in the United States or to cable and DBS programmers in the United States. The decision of a television network to continue a series through an entire television season or to renew a series for another television season depends largely on the series’ audience ratings.

Twentieth Television. Twentieth Television licenses television programming for domestic syndication. Twentieth Television has a program portfolio that includes original reality and first-run television programming produced by its production companies for sale to one or more stations operated by Fox Television Stations, other local stations throughout the United States, the Company’s cable network businesses and all other basic cable networks. Twentieth Television sells national advertising units retained by Twentieth Television in off-network and first-run programming. Twentieth Television also sells advertising units for DIRECTV.

Fox Television Studios (“FtvS”). FtvS is a program supplier to U.S. broadcast and cable networks, as well as a growing number of International networks. FtvS produces the series The Shield (together with Sony Entertainment Television and Columbia TriStar Television) for FX, and a slate of television movies, limited series and alternative programs, including The Dive from Clausen’s Pier and Beach Girls for Lifetime Television; R U the Girl for United Paramount Network (“UPN”); The Girls Next Door for E! Entertainment Television; Inked for A&E; and Thief (premiering fall 2005) for FX. Through Regency Television (a partnership with New Regency), productions include Deviant Behavior (premiering fall 2005), Malcolm in the Middle and The Bernie Mac Show (a co-production between Regency Television and TCFTV) for FOX; and Living with Fran for The WB. FtvS also produces original programming, as well as programming based on U.S. formats, for the International marketplace. FtvS owns production companies in the United Kingdom, Australia and New Zealand.

Competition. Similar to motion picture production and distribution, production and distribution of television programming is extremely competitive. The Company competes with other film studios, independent production companies and others for the acquisition of artistic properties, the services of creative and technical personnel, exhibition outlets and the public’s interest in its products. In addition, television networks have affiliated production companies from which they are increasingly obtaining their programming, which has reduced the demand for programming from other non-affiliated parties.

Motion Picture and Television Libraries

The Company’s motion picture and television library (the “Fox Library”) consists of varying rights to several thousand previously released motion pictures and many well-known television programs. The motion pictures in the Fox Library include many successful and well-known titles, such as The Sound of Music, Mrs. Doubtfire, Planet of the Apes, Dr. Dolittle, X-Men, The Day After Tomorrow, Ice Age, I, Robot, Sideways and nine of the top 24 domestic box office grossing films of all time, which are Titanic (together with Paramount Pictures Corporation), Star Wars, Star Wars Episode I: The Phantom Menace, Star Wars Episode II: Attack of the Clones, Star Wars Episode III: Revenge of the Sith, Return of the Jedi, Independence Day, The Empire Strikes Back and Home Alone.

The Fox Library contains varying rights to many television series and made-for-television motion pictures. The television programming in the Fox Library consists of such classic series as Batman, The Mary Tyler Moore Show, M*A*S*H, Hill Street Blues, Doogie Howser, M.D., L.A. Law, The Wonder Years, Picket Fences, Room 222, Trapper John, M.D., Daniel Boone, The X-Files, Buffy the Vampire Slayer and NYPD Blue, as well as such current hits as The Simpsons, King of the Hill, Malcolm in the Middle, 24, The Shield, Family Guy, American Idol, Arrested Development, Reba and The Simple Life.

Television

Through its subsidiaries, the Company is engaged in the operation of broadcast television stations and the development, production and distribution of network and television programming.

Fox Television Stations

Fox Television Stations currently operates 35 full power stations, including stations located in nine of the top ten largest designated market areas (“DMAs”). Fox Television Stations operates two stations in nine DMAs, including New York, Los Angeles, and Chicago, the first, second, and third largest DMAs, respectively.

Of the 35 full power stations, 25 stations are affiliates of Fox Broadcasting Company (“FOX Affiliates”). For a description of the programming offered to FOX Affiliates, see “— Fox Broadcasting Company.” In addition, Fox Television Stations owns and operates stations that are affiliated with UPN in nine markets, including four of the top ten DMAs, and an additional independent station. The affiliation agreements with UPN generally extend through the 2005-2006 season. UPN provides approximately 13 hours of programming a week, including two-hour prime-time programming blocks five nights a week, to its affiliates.

The following table lists certain information about each Fox Television Station. Unless otherwise noted, all stations are FOX Affiliates.

	DMA/RANK	STATION	CHANNEL/TYPE		PERCENTAGE OF U.S. TELEVISION HOUSEHOLDS REACHED(1)
New York, NY	1	WNYW	5	VHF	6.7%
		WWOR (2)	9	VHF
Los Angeles, CA	2	KTTV	11	VHF	5.0%
		KCOP (2)	13	VHF
Chicago, IL	3	WFLD	32	UHF	3.1%
		WPWR (2)	50	UHF
Philadelphia, PA	4	WTXF	29	UHF	2.7%
Boston, MA	5	WFXT	25	UHF	2.2%
Dallas, TX	7	KDFW	4	VHF	2.1%
		KDFI (3)	27	UHF
Washington, DC	8	WTTG	5	VHF	2.0%
		WDCA (2)	20	UHF
Atlanta, GA	9	WAGA	5	VHF	1.9%
Detroit, MI	10	WJBK	2	VHF	1.8%
Houston, TX	11	KRIV	26	UHF	1.7%
		KTXH (2)	20	UHF
Tampa, FL	13	WTVT	13	VHF	1.5%
Minneapolis, MN (4)	14	KMSP	9	VHF	1.5%
		WFTC (2)	29	UHF
Phoenix, AZ	15	KSAZ	10	VHF	1.5%
		KUTP (2)	45	UHF
Cleveland, OH	16	WJW	8	VHF	1.4%
Denver, CO(5)	18	KDVR	31	UHF	1.3%
Orlando, FL	20	WOFL	35	UHF	1.2%
		WRBW (2)	65	UHF
St. Louis, MO	21	KTVI	2	VHF	1.1%
Baltimore, MD	23	WUTB (2)	24	VHF	1.0%
Kansas City, MO	31	WDAF	4	VHF	0.8%
Milwaukee, WI	32	WITI	6	VHF	0.8%
Salt Lake City, UT	36	KSTU	13	VHF	0.7%
Birmingham, AL	40	WBRC	6	VHF	0.7%
Memphis, TN	44	WHBQ	13	VHF	0.6%
Greensboro, NC	48	WGHP	8	VHF	0.6%
Austin, TX	54	KTBC	7	VHF	0.5%
Gainesville, FL	162	WOGX	51	UHF	0.1%

Total:					44.5%

Source: Nielsen Media Research, January 2005

(1)	VHF television stations transmit on Channels 2 through 13 and UHF television stations on Channels 14 through 69. UHF television stations in many cases have a weaker signal and therefore do not achieve the same coverage as VHF television stations. To address this disparity, the Federal Communications Commission (“FCC”) applies a discount (the “UHF Discount”) which attributes only 50% of the television households in a local television market to the audience reach of a UHF television station for purposes of calculating whether that station’s owner complies with the national station ownership cap imposed by FCC regulations and by statute. In addition, the coverage of two commonly owned stations in the same market is only counted once. The percentages listed are rounded and do not take into account the UHF Discount. For more information regarding the FCC’s national station ownership cap, see “Regulation—Television.”

(2)	UPN affiliate.
(3)	Independent station and secondary FOX affiliate, carrying children’s programming provided by FOX.
(4)	The Company also owns and operates KFTC, Channel 26, Bemidji, MN as a satellite station of WFTC, Channel 29, Minneapolis, MN.
(5)	The Company also owns and operates KFCT, Channel 22, Fort Collins, CO, as a satellite station of KDVR, Channel 31, Denver, CO.

Fox Broadcasting Company (“FOX”)

FOX has 196 FOX Affiliates, including 25 full power television stations that are owned by subsidiaries of the Company, which reach, along with Fox Net, a News Corporation-owned cable service which reaches areas not served by an over-the-air FOX affiliate, approximately 98% of all U.S. television households. In general, each week FOX regularly delivers to its affiliates 15 hours of prime-time programming and one hour of late-night programming on Saturday. FOX’s prime-time programming features such series as The Simpsons, King of the Hill, That ‘70s Show, Malcolm in the Middle, The OC, 24 and House; unscripted series such as American Idol; and various movies and specials. In addition, a significant component of FOX’s programming consists of sports programming, with FOX providing to its affiliates live coverage (including post-season) of the National Football Conference of the National Football League (the “NFL”) and Major League Baseball (“MLB”), as well as live coverage of the premier racing series (the Nextel Cup and the Busch series) of the National Association of Stock Car Auto Racing (“NASCAR”). FOX also provides a four-hour block of children’s programming on Saturday morning, programmed by 4Kids Entertainment (“4Kids”), a children’s entertainment company. FOX’s agreement with 4Kids extends until the 2005-2006 broadcast season.

FOX’s prime-time line-up is intended to appeal primarily to target audiences of 18 to 49-year old adults, the demographic group that advertisers seek to reach most often. During the 2004-2005 traditional September to May broadcast season, FOX ranked first in prime-time programming based on viewership of adults aged 18 to 49 (FOX had a 4.1 rating and an 11 share, CBS had a 4.0 rating and an 11 share, ABC had a 3.7 rating and a 10 share, and NBC had a 3.5 rating and a 9 share). The median age of the FOX viewer is 40 years, as compared to 48 years for NBC, 46 years for ABC and 51 years for CBS.

FOX obtains programming from major television studios and independent television production companies pursuant to license agreements. The terms of those agreements generally provide FOX with the right to broadcast a television series for up to a minimum of four seasons. FOX licenses its film programming from major film studios and independent film production companies. National sports programming, such as NFL, MLB and NASCAR programming, is obtained under license agreements with professional sports leagues or organizations. FOX’s current licenses with the NFL, MLB, and NASCAR extend until the 2010-2011 NFL season, the 2006 MLB season and the 2006 NASCAR season. In 2005, FOX announced that it entered into an agreement for the right to broadcast the National Collegiate Athletic Association’s Bowl Championship Series from 2007 through 2010.

FOX provides programming to the FOX Affiliates in accordance with affiliation agreements of varying durations, which grant to each affiliate the right to broadcast network television programming on the affiliated station. Such agreements typically run three or more years and have staggered expiration dates. These affiliation agreements generally require FOX Affiliates to carry FOX programming in all time periods in which FOX programming is offered to those affiliates, subject to certain exceptions stated in the affiliation agreements.

Competition. The network television broadcasting business is highly competitive. FOX directly competes for programming, viewers and advertising with the ABC, NBC, CBS, The WB and UPN networks. ABC, NBC and CBS each broadcasts a significantly greater number of hours of programming than FOX and, accordingly, may be able to designate or change time periods in which programming is to be broadcast with greater flexibility than FOX. FOX also competes with other non-network sources of television service, including cable television and DBS services. Other sources of competition may include home video exhibition, digital video recorders (“DVR”), the Internet and home computer usage. In addition, future technological developments may affect competition within the television marketplace.

In addition, each of the stations operated by Fox Television Stations competes for advertising revenues with television stations, radio and cable systems in its respective market area and with other advertising media, such as newspapers, magazines, outdoor advertising, direct mail and Internet websites. All of the stations operated by Fox Television Stations are located in highly competitive markets. Additional elements which are material to the competitive position of each of the television stations include management experience, authorized power and assigned frequency of that station. Competition for sales of broadcast advertising time is based primarily on the anticipated and actually delivered size and demographic characteristics of audiences as determined by various rating services, price, the time of day when the advertising is to be broadcast, competition from the other broadcast networks, cable television systems, DBS services and other media and general economic conditions. Competition for audiences is based primarily on the selection of programming, the acceptance of which is dependent on the reaction of the viewing public which is often difficult to predict.

STAR

The Company, through its wholly-owned subsidiary Star Group Limited (“STAR”), engages in the development, production and broadcasting of television programming to 53 countries throughout Asia. STAR currently broadcasts in eight languages and across 58 channels. STAR divides its markets into four regions: India; mainland China; Taiwan; and the rest of Asia. STAR estimates that approximately 300 million people in 95 million households have access to STAR’s owned and affiliated channels. STAR’s owned and affiliated channels are also distributed in Europe, Australia and North America.

STAR’s programming is primarily distributed via satellite to local cable and direct-to-home (“DTH”) operators for distribution to their subscribers. STAR is the leading provider of television programming in Asia. Of the 58 channels offered by STAR, 27 channels are wholly-owned and operated by STAR, including Xing Kong Wei Shi (“Xing Kong”) (Xing Kong is a mainland China general entertainment channel, launched in March 2002, that is broadcast in southern China where STAR has been granted official landing rights), STAR Plus (the highest rated cable channel in India), STAR Movies (among the highest rated international movie channels in India) and STAR Chinese Channel (one of the leading cable channels in Taiwan).

STAR has also expanded into regional language programming in India. In August 2004, STAR increased its ownership from 56% to 100% in Vijay Television Private Limited, which supplies content for Vijay channel, a Tamil language general entertainment channel that is distributed throughout India. In addition, STAR provides an additional 31 channels owned and operated by third parties or joint ventures between the Company and other entities, including NGC Networks Asia (National Geographic), Phoenix Satellite Television Holdings Limited, and ESPN STAR Sports, a 50/50 joint venture between STAR and ESPN.

The primary sources of programming on STAR’s owned and affiliated channels include exclusive rights to broadcast over many territories in Asia: (i) original Indian and Chinese television programming produced or commissioned by STAR; (ii) many of Asia’s most popular sporting events (such as English Premier League soccer); (iii) theatrical movies produced by Twentieth Century Fox, Dreamworks SKG, MGM (Sony), The Walt Disney Company and StudioCanal+ (Universal); (iv) an extensive contemporary Chinese film library comprising over 600 titles; and (v) an extensive Hindi film library comprising over 600 titles. STAR’s other sources of programming include rights to broadcast music videos, as well as music and youth-oriented programming, carried on Channel [V], STAR’s 24-hour music television service, which is also a free-to-air channel in mainland China.

In January 2005, STAR completed its acquisition of an approximately 26% interest in Balaji Telefilms Limited (“Balaji”) for $34 million. Balaji is the largest television content production company in India and currently supplies many Hindi-language serials broadcast on the STAR Plus channel.

Competition. Generally, STAR competes against various channels for a share of subscription, distribution, channel position, ratings as well as programming.

India. In India the pay television broadcasting industry has several participants. Competition for STAR’s Hindi entertainment channels in the pay television sector is provided by both pay and free-to-air channels since they are delivered by common cable. The competition is mainly from Zee Telefilms, Sony Entertainment Television, Sahara TV, SUN Network and Doordarshan (the government-owned broadcasting company which currently has a monopoly on terrestrial broadcasting).

STAR competes against primarily Zee Telefilms and Sony Entertainment Television in bidding for both Hindi film and programming rights and, through its 50% owned sports joint venture with ESPN STAR Sports, for sports broadcast rights such as cricket rights.

China. In mainland China, STAR competes primarily in two distinct markets for which it has received government approvals to distribute its services. One is among three-star and above hotels and other approved organizations and institutions that are allowed to receive overseas satellite television channels throughout mainland China. The second is among general households in Guangdong that can view local Chinese channels, as well as Xing Kong channel via cable networks. In the hotel and other institutional market, STAR competes mainly with foreign satellite television providers, such as Discovery, HBO, AXN, MTV and CETV. In the Guangdong cable market, STAR competes with CETV and other Chinese and Hong-Kong based satellite television channels.

Taiwan. In Taiwan, STAR competes against various local and satellite foreign channels, depending on programming genre.

Cable Network Programming

The Company holds interests in cable network programming businesses which produce and license news, sports, general entertainment and movie programming for distribution to cable network systems and DBS providers in the United States and internationally.

Fox News Channel. Fox News Channel (“Fox News”) is a 24-hour all news cable channel which is currently available to approximately 88 million households according to Nielsen Media Research. Fox News also produces a weekend political commentary show, Fox News Sunday, for broadcast on FOX. Fox News, through its Fox News Edge service, licenses news feeds to Fox affiliates and other subscribers to use as part of local news broadcasts. Fox News also runs the website, FoxNews.com, and has launched the national Fox News Radio Network which licenses hourly updates and long form programs to local radio stations.

Fox Sports Net. Fox Sports Net, Inc. (“FSN”) is the largest regional sports network (“RSN”) programmer in the United States, focusing on live professional and major collegiate home team sports events. FSN’s sports programming business consists primarily of ownership interests in 15 RSNs (the “FSN RSNs”) and National Sports Programming, which operates Fox Sports Net (“Fox Sports Net”), a national sports programming service. Fox Sports Net provides its affiliated RSNs with 24-hour national sports programming, featuring original and licensed sports-related programming and live and replay sporting events.

FSN is also affiliated with, through Fox Sports Net, an additional six RSNs (the “FSN Affiliated RSNs”). The FSN RSNs and the FSN Affiliated RSNs reach approximately 81 million U.S. households according to Nielsen Media Research and have rights to telecast live games of 65 professional sports teams in the MLB, the National Basketball Association (“NBA”) and the National Hockey League (“NHL”), out of a total of 82 such teams in the United States, numerous collegiate conferences and college and high school sports teams.

In April 2005, the Company and Rainbow Media Holdings (“Rainbow), a subsidiary of Cablevisions Systems Corporation (“Cablevision”), exchanged their investments in Regional Programming Partners (“RPP”), whereby the Company exchanged its 40% interest in RPP for Rainbow’s 60% interest in Fox Sports Net Ohio and Fox Sports Net Florida and Rainbow’s 50% interest in National Sports Partners and National Advertising Partners. In addition, the Company retained its 40% interest in Fox Sports Net Bay Area. and remitted to RPP the $150 million in promissory notes the Company received from RPP as a result of RPP’s 2003 acquisition of the Company’s direct ownership interests in Fox Sports Net Chicago and Fox Sports Net Bay Area.

FX. Currently reaching approximately 87 million households according to Nielsen Media Research, FX is a general entertainment network that telecasts a growing roster of original series and films, as well as acquired television series and motion pictures. In addition, FX carries sports programming with live coverage of certain NASCAR events. FX’s line-up for the 2005-2006 season includes the following critically acclaimed and popular original programming: the Emmy® and Golden Globe® award winning drama series, The Shield; the Morgan Spurlock documentary series Thirty Days; and the drama series Nip/Tuck and Rescue Me. New for the season are the two comedy series Starved and It’s Always Sunny in Philadelphia, the Steven Bochco drama Over There and the Andre Braugher drama Thief. FX’s 2005-2006 season also showcases the following syndicated shows: King of the Hill, Fear Factor, COPS, Buffy the Vampire Slayer, The Practice, Married…with Children, That 70’s Show, Spin City and Dharma and Greg.

SPEED Channel. Currently reaching approximately 64 million households in the United States according to Nielsen Media Research, SPEED Channel brings viewers into the world of racing auto and motorcycle enthusiasts, showcasing NASCAR races, events and original programming, as well as other top racing series, such as Formula One, World Rally, Grand American Road Racing, American Motorcycle Association and Moto GP racing and events. SPEED Channel also is distributed to subscribers in Mexico, Canada and Latin America.

FUEL TV. Launched in 2003, FUEL TV is a 24-hour programming service dedicated to the world of action sports. FUEL TV covers both competitive and performance action in the arenas of skateboarding, surfing, BMX, freestyle motocross, snowboarding and wakeboarding. Programming includes U.S. and international action sports events and competitions, as well as original action sports-related series.

Fox College Sports. Fox College Sports consists of three regionally-aligned networks, FCS Pacific, FCS Central and FCS Atlantic. Fox College Sports provides live and delayed collegiate events from the nation’s top collegiate conferences, daily regional news, coaches’ shows and collegiate highlight and magazine-format programming from FSN Affiliated RSNs across the country.

Fox Movie Channel. Fox Movie Channel (“FMC”) is Hollywood’s first and only studio-based movie network. FMC airs Twentieth Century Fox films, as well as documentaries and original series that explore the moviemaking process from script to screen.

Fox Sports International. Fox Sports International owns Fox Soccer Channel, a U.S. programming English-language service devoted to soccer, and Fox Sports World-Middle East, an English-language sports network airing in the Middle East, Turkey and Africa.

Fox Sports International owns approximately 37.8% of Fox Pan American Sports LLC (“FPAS”), with Liberty Media Corporation (“Liberty”) and Hicks, Muse, Tate & Furst Incorporated owning the remainder. FPAS owns and operates Spanish-language sports businesses, including the Fox Sports Latin America network (a Spanish-language sports network distributed to subscribers in certain Caribbean and Central and South American nations outside of Brazil) and Fox Sports en Español (a Spanish-language sports network distributed in the United States).

Fox International Channels. Fox International Channels (“FIC”) owns and operates channels in several countries in Europe, Latin America, the Caribbean and Asia, including Fox-branded channels in Latin America, Italy, Spain and Japan, FX in the United Kingdom and Latin America, Fox Life in Italy and Portugal, The Voyage Channel in France and The History Channel in Italy and India. FIC has recently launched the SPEED channel in Latin America. FIC has recently announced upcoming launches for Fox Life in France, Bulgaria and Latin America. FIC also manages the Universal channel in Latin America.

The FOX, FX and Fox Life branded channels have first-run and library series programming and theatrical movies acquired primarily from major film studios, as well as original productions. The History Channel provides factual series and specials acquired primarily from A&E Television Networks. The Voyage Channel is focused on travel related programming.

Fox Reality. On May 24, 2005, the Company launched a new 24-hour national programming service, Fox Reality. Fox Reality airs syndicated unscripted programming made popular on major U.S. networks, as well as international unscripted programming. Fox Reality intends to launch original programming late in calendar year 2005. Fox Reality is dedicated to delivering a wide variety of television’s popular reality programming, including going behind the scenes of favorite prime-time reality shows to give viewers never-before-seen bonus footage, compelling one-on-one interviews and exclusive insight from the cast and crew into reality’s most memorable moments.

Competition.

General. Cable network programming is another highly competitive business. Cable networks compete for distribution and, when distribution is obtained, compete for viewers and advertisers with over-the-air broadcast television, radio, print media, motion picture theaters, DVDs, internet and other sources of information and entertainment. Important competitive factors include the prices charged for programming, the quantity, quality and variety of programming offered and the effectiveness of marketing efforts.

Fox News. Fox News’ primary competition comes from the cable networks CNN, MSNBC, CNBC and Headline News. Fox News also competes for viewers and advertisers within a broad spectrum of television networks, including other cable networks and over-the-air broadcast television networks.

Sports programming operations. A number of basic and pay television programming services (such as ESPN), as well as free over-the-air stations and broadcast networks, provide programming that targets the FSN RSNs’ audience. Fox Sports Net is currently the only programming service distributing a full range of sports programming on both a national and regional level. On a national level, Fox Sports Net’s primary competitor is ESPN and, to a lesser extent, ESPN2. In regional markets, the FSN RSNs compete with other regional sports networks, including those operated by team owners, cable television systems, local broadcast television stations and other sports programming providers and distributors.

In addition, the FSN RSNs and Fox Sports Net compete, to varying degrees, for sports programming rights. The FSN RSNs compete for local and regional rights with local broadcast television stations, other local and regional sports networks and the owners of distribution outlets, such as cable television systems. Fox Sports Net competes for national rights principally with: the national broadcast television networks; a number of national cable services that specialize in or carry sports programming and television “superstations,” which distribute sports; and other programming to cable television systems by satellite. Independent syndicators also compete by acquiring and reselling such rights nationally, regionally and locally. The owners of distribution outlets, such as cable television systems, sometimes contract directly with the sports teams in their service area for the right to distribute a number of those teams’ games on their systems. In certain markets, the owners of distribution outlets, such as cable television systems, also own one or more of the professional teams in the region, increasing their ability to launch competing networks and also limiting the professional sports rights available for acquisition by FSN RSNs.

FX. FX faces competition from a number of basic cable and pay television programming services (such as the USA Network, Turner Network Television, Spike TV, HBO and Showtime), as well as free over-the-air broadcast networks that provide programming that targets the same viewing audience as FX. FX also faces competition from these programming services in the acquisition of distribution rights to programming.

Direct Broadcast Satellite Television

The Company engages in the direct broadcast satellite business through its subsidiary, SKY Italia. The Company also owns equity interests in BSkyB and DIRECTV, which are engaged in the DBS business (for a description of the businesses of these equity interests, please see discussion under heading “— Equity Interests”).

SKY Italia

SKY Italia currently distributes over 100 channels of basic and premium programming services via satellite directly to subscribers. This programming includes exclusive rights to popular sporting events, newly-released movies and SKY Italia’s original programming, such as SKY News, Italy’s first 24-hour news channel. As of June 30, 2005, SKY Italia had approximately 3.3 million subscribers.

Competition. The number of pay television subscribers with services other than SKY Italia is minimal; however, competition in the Italian pay television market is growing and is expected to continue to increase. During fiscal 2005, the competitive digital terrestrial transmission (“DTT”) services in Italy expanded to include pay-per-view offerings of soccer games previously available exclusively on the Sky Italia platform. The Company is currently prohibited from providing a DTT service under regulations of the European Commission. In addition, the Italian government offers a subsidy on DTT decoders. The development of competition is also encouraged through the regulatory environment which requires SKY Italia to wholesale its premium programming, to limit the length and exclusivity of certain of its premium programming contracts as well as to provide third parties with access to the SKY Italia platform.

Magazines and Inserts

The Company, through its subsidiaries, engages in marketing operations and magazine publishing.

News America Marketing Group

The Company’s U.S. marketing operations are organized under News America Marketing Group (“NAMG”).

NAMG consists primarily of the free-standing insert division (“FSI”) and the in-store division, a provider of in-store promotional services (“In-Store”).

FSI is one of the two largest publishers of promotional free-standing inserts in the United States. Free-standing inserts are multiple-page promotional booklets containing coupons, sweepstakes, rebates and other consumer offers, which are distributed to consumers through insertion into local Sunday newspapers. Advertisers, primarily packaged goods companies, pay FSI to produce free-standing inserts, and FSI contracts with and pays newspapers to include the free-standing inserts into their Sunday editions. FSI produces over 68 million free-standing inserts 50 times a year, which are inserted in more than 1200 Sunday newspapers, throughout the United States. FSI, through an affiliate, also produces over six million free-standing inserts 15 times annually in Canada, which are inserted into more than 150 Canadian newspapers.

In-Store is a leading provider of in-store marketing products and services, primarily to consumer packaged goods manufacturers, with products in more than 38,000 supermarkets, drug stores and mass merchandisers worldwide.

SmartSource® is the brand name which is linked with NAMG’s vast assortment of promotional and marketing products, including free-standing inserts and In-Store’s instant coupon machines. The SmartSource® brand currently reaches more than 120 million consumers weekly.

The SmartSource iGroup manages NAMG’s portfolio of database marketing and on-line marketing products and services. The database marketing business, branded SmartSource Direct, provides database marketing and technology solutions for both retailers and manufacturers. The SmartSource Savings Network, which includes SmartSource.com, is an Internet-based network of more than 130 newspaper, retailer and lifestyle sites connected through a common platform that currently delivers printable coupons, samples and other consumer promotions to an audience of more than 50 million consumers.

Competition. NAMG competes against other producers of promotional, advertising inserts and direct mailers of promotional and advertising materials, as well as trade and in-store advertisements and promotions. Competition is based on advertising rates, availability of markets and rate of coupon redemption.

Magazines

United States. The Company publishes The Weekly Standard, a weekly magazine offering political commentary, in the United States.

Australia. News Magazines Pty. Ltd. (“News Magazines”) produces two tiers of magazines: inserts for the Company’s Australian newspapers; and direct sale magazines, including INSIDEout, a home and lifestyle magazine, and donna hay, a home cooking and entertainment magazine. News Custom Publishing, a division of The Herald and Weekly Times Pty Ltd. (“HWT”), publishes internal magazines for HWT, event-based publishing and some books.

Competition. INSIDEout and donna hay compete for readership and advertising with other magazines of similar character and/or with other forms of print and non-print media. Competition for circulation is based upon the editorial and informational content of each publication and its price. Competition for advertising is based on circulation levels, reader demographics, advertising rates and advertiser results.

Newspapers

The Company, through its various subsidiaries, is engaged in the newspaper publishing business in the United Kingdom, Australia and the United States.

United Kingdom. News International Limited (“News International”), a subsidiary of the Company, publishes The Times, The Sunday Times, The Sun and the News of the World in the United Kingdom. Sales of these four newspapers account for approximately one-third of all national newspapers sold in the United Kingdom. Both The Times, a daily published Monday through Saturday, and The Sunday Times are leading quality newspapers. The Sun, published each morning Monday through Saturday, and the News of the World, published on Sunday, are both popular, mass market newspapers. The average paid circulation for each of these four national newspapers during the fiscal year ended June 30, 2005 was approximately: The Times – 684,000; The Sunday Times – 1,326,000; The Sun – 3,230,000; and News of the World – 3,561,000.

The printing of all four of News International’s newspapers (except Saturday and Sunday supplements) takes place principally in its four printing facilities, which are situated in Wapping (East London), England; Knowsley, England (near Liverpool); Glasgow, Scotland; and Kells, Ireland. The Company has begun a major project to update News International’s presses in the United Kingdom. The Company has acquired new sites in two locations – Broxbourne, in North London, and North Lanarkshire, in Scotland. Over the next four to five years, new printing presses will be installed on these sites and in an extension to its existing site in Knowsley. In connection with this updating, the production facility in Wapping will be moved to Broxbourne.

News International’s subsidiary, TSL Education Ltd., publishes four periodicals for education professionals. The Times Literary Supplement, The Times Educational Supplement, The Times Higher Education Supplement and Nursery World are published weekly.

Australia. The Company (through its Australian operating company News Limited) is the largest newspaper publisher in Australia, owning more than 110 daily, Sunday, weekly, bi-weekly and tri-weekly newspapers, of which 91 are suburban publications. The Company publishes the only nationally distributed general interest newspaper in Australia, leading metropolitan newspapers in each of the major Australian cities of Sydney, Melbourne, Brisbane, Adelaide, Perth, Hobart and Darwin and leading suburban newspapers in the suburbs of Sydney, Melbourne, Adelaide and Brisbane. The Company’s daily and Sunday newspapers (exclusive of its suburban and regional newspapers) account for more than 65% of the total circulation of all daily and Sunday newspapers (excluding suburban and regional newspapers) published in Australia.

The Company’s principal daily newspapers in Australia are: The Australian; The Daily Telegraph, published in Sydney; the Herald Sun, published in Melbourne; The Courier-Mail, published in Brisbane; The Advertiser, published in Adelaide; The Mercury, published in Hobart; and the Northern Territory News, published in Darwin. The Australian, which is Australia’s only general interest national daily newspaper, is printed in six cities and distributed nationwide in Australia. The Company’s other principal daily newspapers in Australia are mass circulation, regional newspapers with broad-based readerships and are published and distributed regionally. The average Monday to Saturday paid circulation of each of these daily newspapers during fiscal 2005 was approximately as follows: The Australian – 159,000; The Daily Telegraph – 385,000; the Herald Sun – 547,000; The Courier-Mail – 231,000; The Advertiser – 212,000; The Mercury – 51,000; and the Northern Territory News – 24,000.

The Company’s principal Sunday newspapers in Australia are: The Sunday Telegraph, published in Sydney; the Sunday Herald Sun, published in Melbourne; The Sunday Mail, published in Brisbane; the Sunday Mail, published in Adelaide; The Sunday Times, published in Perth; the Sunday Tasmanian, which is published in Hobart; and the Sunday Territorian, published in Darwin. All these newspapers are mass circulation, metropolitan Sunday newspapers with broad-based readerships reflecting the diversity of the populations of the cities in which they are published. The average paid circulation of each of these Sunday newspapers during fiscal 2005 was approximately as follows: The Sunday Telegraph – 718,000; the Sunday Herald Sun – 613,000; The Sunday Mail (Brisbane) – 619,000; the Sunday Mail (Adelaide) – 331,000; The Sunday Times – 354,000; the Sunday Tasmanian – 61,000; and the Sunday Territorian – 25,000.

The other newspapers which the Company owns and publishes in Australia are distributed to a wide range of readers in urban, suburban and rural areas and are principally weekly publications. The majority of such newspapers are free-distribution suburban publications, having average weekly circulations of between approximately 17,000 and 129,000. In the Sydney suburban markets, the Company owns 18 newspapers; in Melbourne, 30 newspapers; in Brisbane, 16 newspapers; in Adelaide, 11 newspapers and one monthly magazine; and in Perth, the Company’s 50% owned suburban group publishes 16 weekly newspapers. The average weekly circulations of the Company’s suburban newspapers for the six months ended March 31, 2005 aggregated approximately 4,600,000 homes. The Company’s suburban newspapers are leading publications in terms of advertising and circulation in each of their respective markets. The Company’s other newspapers in Australia are regional newspapers, circulating throughout broader, less densely populated areas.

Except for 30 of its suburban newspapers and one provincial newspaper, the Company’s Australian newspapers are produced and printed in facilities owned by the Company.

United States. The Company owns the New York Post (the “Post”), a mass circulation, metropolitan morning newspaper that is published seven days a week in New York City, Florida and California. For the fiscal year ended June 30, 2005, the newspaper had average daily circulation of approximately 685,000. The Company prints the Post in a printing facility in Bronx, New York and uses third-party printers in Florida and California.

Competition. The newspapers published by the Company compete for readership and advertising with local and national newspapers and also compete with television, radio and other communications media in their respective locales. Competition for newspaper circulation is based on the news and editorial content of the newspaper, cover price and, from time to time, various promotions. The success of the newspapers published by the Company in competing with other newspapers and media for advertising depends upon advertisers’ judgments as to the most effective use of their advertising budgets. Competition for advertising among newspapers is based upon circulation levels, reader demographics, advertising rates and advertiser results. Such judgments are based on factors, such as cost, availability of alternative media, circulation and quality of readership demographics.

Book Publishing

Through HarperCollins Publishers (“HarperCollins”), its wholly-owned subsidiary, the Company is engaged in English language book publishing on a worldwide basis. HarperCollins is one of the world’s largest English language book publishers. Its most significant components are HarperCollins Publishers LLC., headquartered in New York, HarperCollins Publishers Limited, headquartered in London, and The Zondervan Corporation (“Zondervan”), headquartered in Grand Rapids, Michigan. HarperCollins primarily publishes fiction and non-fiction, including religious books, for the general consumer. In the United Kingdom, HarperCollins publishes some titles for the educational market as well.

During fiscal year ended June 30, 2005, HarperCollins had 103 adult and children’s titles on The New York Times bestseller list, with 15 titles that reached the #1 spot including A Deadly Game by Catherine Crier; American Soldier by General Tommy R. Franks; Blood Brother by Anne Bird; It’s Hard To Be Five by Jamie Lee Curtis, illustrated by Laura Cornell; Juiced by Jose Canseco; Kitten’s First Moon by Kevin Henkes; Metro Girl by Janet Evanovich; Runny Babbit by Shel Silverstein; Septimus Heap: Magyk by Angie Sage; Teen Idol by Meg Cabot; The Grim Grotto by Lemony Snicket; The Perricone Prescription by Dr. Nicholas Perricone; The Purpose-Driven Life by Rick Warren; Witness by Amber Frey; and You: The Owner’s Manual by Michael Roizen, M.D. and Mehmet C. Oz, M.D. HarperCollins Children’s Books had the most children’s titles of any publisher on The New York Times children’s bestseller list this past year.

Zondervan, HarperCollins’ Evangelical Christian publishing division, published the New York Times bestseller The Purpose Driven Life in October 2002 and it has remained on the list for more than 126 weeks.

Competition. The book publishing business operates in a highly competitive market and has been affected by consolidation trends. This market continues to change in response to technological innovations and other factors. Recent years have brought a number of significant mergers among leading book publishers. The book superstore remains a significant fact in the industry contributing to the general trend toward consolidation in the retail channel. There have also been a number of mergers completed in the distribution channel. HarperCollins must compete with other publishers, such as Random House, Penguin Group and Simon & Schuster for the rights to works by well-known authors and public personalities. Although Harper Collins currently has strong positions in each of its markets, further consolidation in the book publishing industry could place it at a competitive disadvantage with respect to scale and resources.

Other

NDS

The Company owns approximately 77.5% of the equity and 96.9% of the voting power of NDS. American Depositary Shares, each representing one NDS Series A ordinary share, $0.01 par value per share, are quoted on both the NASDAQ National Market and on Euronext in Brussels under the symbol “NNDS.”

NDS supplies open end-to-end digital technology and services to digital pay television platform operators and content providers. NDS’ technologies include conditional access and microprocessor security, broadcast stream management, set-top box middleware, electronic program guides, personal video recorder systems and interactive applications. NDS technologies can be used over many broadcast media, including satellite, cable, digital terrestrial and internet. NDS’ software systems, consultancy and systems integration services are focused on providing platform operators and content providers with technology to help them profit from the secure distribution of digital information and entertainment and the development and implementation of enhanced-television and interactive-television services from which broadcasters can derive additional revenues. For more information on NDS, please see its reports filed with the SEC.

Competition. NDS competes with a number of companies, although no single company competes with it in all of its product lines.

Other Operations

The Company owns 75% of News Out of Home BV (“NOOH”), a joint venture with an affiliate of Capital International, Inc. NOOH owns and operates News Outdoor Poland S.A., News Outdoor Romania s.r.l. and News Outdoor Czech Republic s.r.o., which are outdoor advertising companies located in Poland, Romania, Hungary and the Czech Republic, respectively. NOOH also owns approximately 68% of Media Support Services Limited, the largest outdoor advertising company in Russia, with operating subsidiaries located in Turkey and Ukraine.

The Company, through its Balkan News Corporation subsidiary, operates bTV, the first national private free over-the-air television station in Bulgaria. bTV provides original and acquired general entertainment programming and news programs.

The Company owns an interest in the Russian radio stations, Nashe Radio and Best FM. The Company also owns an interest in two Dutch FM and cable radio stations, Sky Radio and Radio Veronica, as well as Classic FM, a Dutch cable radio station. The Company also owns Sky Radio A/S, a Danish FM and cable radio station and Sky Radio Hessen Verwaltung GmbH, a German FM and cable radio station.

The Company owns Global Cricket Corporation, which has the exclusive rights to broadcast the Cricket World Cup and other related International Cricket Council cricket events through 2007.

News Interactive is the Company’s Australian online division. In addition to maintaining the Company’s Australian websites, News Interactive is responsible for online advertising in Australia. During fiscal year 2005, News Interactive re-branded its employment advertising as CareerOne and motor advertising as CARSguide on a national basis across metropolitan newspapers and online. News Interactive also operates NEWS.com.au, AustralianIT.com.au and FOXSPORTS.com.au.

The Company owns Festival Mushroom Records and Festival Mushroom Records (NZ) which are engaged in the recording, manufacturing, marketing and distribution of pre-recorded music in Australia and New Zealand.

Equity Interests

BSkyB

The Company holds an approximate 37% interest in BSkyB. BSkyB’s ordinary shares are listed on the London Stock Exchange and its American Depositary Shares, each representing four BSkyB ordinary shares, are listed on the New York Stock Exchange (“NYSE”), in each case under the symbol “BSY.” BSkyB is the leading pay television broadcaster in the United Kingdom and Ireland and is one of the leading suppliers of content, including movies, news, sports and general entertainment programming, to pay television operators in the United Kingdom. For more information on BSkyB, please see its reports filed with the SEC.

DIRECTV

In a transaction completed in December 2003, the Company acquired a 34% interest in DIRECTV. DIRECTV’s common stock is listed on the NYSE under the symbol “DTV.” DIRECTV is the largest provider of DTH television services and the second largest multichannel video programming distributor (“MVPD”) provider in the United States, in each case based on the number of subscribers. DIRECTV provides its customers with access to hundreds of channels of digital-quality video and audio programming that are transmitted directly to its customers’ homes or businesses via high-powered geosynchronous satellites. For more information regarding the transaction, please see “Item 8: Financial Statements and Supplementary Data”. For more information on DIRECTV, please see its reports filed with the SEC.

Gemstar-TV Guide

The Company owns approximately 41% of Gemstar-TV Guide. Gemstar–TV Guide’s common stock is quoted on the Nasdaq National Market under the symbol “GMST”. Gemstar–TV Guide is a media and technology company that develops, licenses, markets, and distributes technologies, products and services targeted at the television guidance and home entertainment needs of consumers worldwide. For more information on Gemstar–TV Guide, please see its reports filed with the SEC.

FOXTEL

The Company, Telstra Corporation Limited, an Australian telecommunications company, and Publishing and Broadcasting Limited, an Australian media and entertainment company, own and operate FOXTEL, a cable and satellite television service in Australia with 25%, 50% and 25% interests, respectively. At June 30, 2005, FOXTEL had approximately one million subscribers (including subscribers to Optus, an Australian telecommunications company). FOXTEL launched a new digital service on March 14, 2004 and, at June 30, 2005, approximately 70% of the FOXTEL managed subscriber base (excluding wholesale) was connected to the new digital service. Through this new digital service, FOXTEL delivers over 100 channels on cable and satellite.

Sky Latin America

The Company holds a 49.7% economic interest in Sky Brasil Servicos Limitada (“Sky Brasil”), the leading DTH pay television service in Brazil. The remaining interests in Sky Brasil are held by Globopar Communicacoes e Participacoes S.A. and Liberty, which own 40.3% and 10% of Sky Brasil, respectively.

The Company holds a 30% interest in Innova, operator of Sky Mexico, the leading DTH pay television service in Mexico. The remaining interests in Innova are held by Grupo Televisa, S.A. and LMI, which own 60% and 10% of Innova, respectively.

In October 2004, the Company and DIRECTV announced a series of transactions that will result in the reorganization of the companies’ DTH satellite television platforms in Latin America. As part of these transactions, DIRECTV will acquire the Company’s interests in Sky Brasil and Innova. These transactions are subject to the satisfaction of customary closing conditions including certain regulatory approvals. In connection with these transactions, DIRECTV acquired the Company’s 30% interests in (i) Sky Multi-Country Partners, an entity which currently has interests in DTH businesses in Chile (Sky Chile) and Colombia (Sky Colombia), and (ii) DTH Techco Partners (“Techco”) which provides uplink services for the various “Sky” DTH services in Latin America and Sky Latin America Partners which provides management services to Techco and Sky Multi-Country Partners.

Other Investments

National Geographic Channel. The Company holds an approximately 67% non-controlling interest in the National Geographic Channel in the United States, with National Geographic Television (“NGT”) holding the remaining interest. The National Geographic Channel currently reaches approximately 54.9 million households according to Nielsen Media Research. The National Geographic Channel airs documentary programming on such topics as natural history, adventure, science, exploration and culture. The National Geographic Channel is currently shown in approximately 147 countries internationally, excluding the United States. National Geographic programming is provided in Australia, Africa, Israel, the United Kingdom, Scandinavia and central and eastern Europe, by a partnership in which BSkyB, NBC and NGT are currently partners.

LAPTV. The Company owns an approximate 20% equity interest in LAPTV, a partnership which distributes three premium pay television channels (Movie City East and West, Cinecanal East and West and its multiplex channel Cinecanal 2) and one basic television channel (The Film Zone East and West) in Latin America (excluding Brazil). Such channels primarily feature theatrical motion pictures of Twentieth Century Fox and three other studio partners in the English language with Spanish subtitles.

Telecine. The Company owns an approximate 13% equity interest in Telecine, Ltda., which distributes five premium pay television channels (Telecine Premium, Telecine Action, Telecine Emotion, Telecine Popcorn and Telecine Classic) in Brazil. Such channels primarily feature theatrical motion pictures of Twentieth Century Fox and three other studio partners in the English language with Portuguese subtitles, except that Telecine Popcorn is dubbed into Portuguese.

Premium Movie Partnership. The Company owns an approximate 20% equity interest in The Premium Movie Partnership, which distributes three premium pay television channels (Showtime and its multiplex channel, Showtime 2, and Showtime Greats) in Australia. Such channels primarily feature theatrical motion pictures of the Company and three other studio partners.

Phoenix. The Company owns an approximate 38% interest in Phoenix Satellite Television Holdings Limited (“Phoenix”), a company listed on the Stock Exchange of Hong Kong, which owns and operates general entertainment channels (Phoenix Chinese Channel, Phoenix Chinese News and Entertainment Channel and Phoenix North America Chinese Channel), a 24-hour news channel (Phoenix InfoNews Channel) and a movies channel (Phoenix Movies Channel), targeted at Chinese audiences around the world. Phoenix’s channels are primarily distributed on a free-to-air or encrypted basis in Asia and Europe and via pay television platforms in the United States.

Balaji. In January 2005, STAR completed its acquisition of an approximate 26% stake in Balaji for $34 million. Balaji is one of the largest television content production companies in India, the shares of which are listed on The Stock Exchange, Mumbai and the National Stock Exchange of India. Balaji currently produces many Hindi-language serials broadcast on the STAR Plus channel

Other STAR Interests. The Company has equity interests in a number of distribution platforms in Asia. Early in 2004, STAR entered into a joint venture with the Tata Group, one of India’s leading conglomerates, to establish a DTH platform in India. STAR holds a 20% stake in this joint venture. The joint venture, Tata Sky Limited, was granted a letter of intent in May 2005 by the relevant Indian government ministry and is in the process of getting other regulatory and legal approvals, including the final DTH license, prior to the commercial launch of its business. STAR also has a 26% stake in Hathway Cable & Datacom Private Limited, a multi-system cable operator in India, which also provides broadband Internet services.

STAR also has minority interests in various cable systems throughout Taiwan, some of which the Koos Group, a leading Taiwan business conglomerate, also has an interest in. These various cable systems had over 2.2 million homes passed and approximately 1.2 million subscribers, based on numbers as at the end of March 2005. The Koos Group and STAR also formed a joint venture company in which STAR has a 20% interest, to fund the digitalization and encryption of certain Taiwan cable systems in which both the Koos Group and STAR have ownership interests. This digitalization and encryption involves the installation of a digital set-top box in each subscriber’s home through which cable operators can offer additional pay TV channels and simple interactive services.

SkyNZ. The Company owns an approximate 44%% interest in Sky Network Television Limited (“Sky NZ”), a land-linked UHF network and digital DBS service in New Zealand. SkyNZ is a new company formed as a result of the merger of Independent Newspapers Limited (“INL”) (of which the Company previously owned approximately 44%) and the original Sky Network Television Limited (of which INL previously owned approximately 78%).

Recent Transactions regarding the Company’s Other Investments.

In December 2004, the Company sold its 20% investment in Rogers Sportsnet to Rogers Broadcasting Limited for $41 million.

In December 2003, the Company exercised its right to require Discovery Communications, Inc. (“Discovery”) to purchase the Company’s 10% interest in Discovery Health Channel, LLC for a purchase price of approximately $98 million. The Company had acquired this interest in connection with the sale of The Health Network to Discovery in June 2001. This transaction was completed in March 2005.

In June 2005, the Company sold its entire cost investment in The Wireless Group plc (the “Wireless Group”). The Company’s 38.9 million shares of the Wireless Group were sold for a total consideration of approximate $60 million.

In July 2005, the Company sold its entire investment in China Netcom Group Corporation (“China Netcom”). The Company’s 77 million shares of China Netcom were sold for total consideration of approximately $110 million.

Recent Developments

Fox Interactive Media

In July 2005, the Company announced the formation of Fox Interactive Media (“FIM”), a new unit that will manage the Company’s entertainment, news and sports brands, including foxsports.com, foxnews.com and fox.com, and the Company’s other web properties, across the Internet. FIM will focus on leveraging the Company’s current and archived video assets, while building an integrated web domain with multiple points of entry and navigation capabilities that users will be able to customize and personalize.

In July 2005, the Company announced that FIM entered into an agreement to acquire Intermix Media, Inc. (“Intermix”) for approximately $580 million in cash. Intermix, a leading online media and e-commerce enterprise, owns more than 30 Internet sites and controls MySpace.com, the leading lifestyle portal for networking online. In connection with the transaction, Intermix announced that it had exercised its option to acquire the 47% of MySpace.com that it did not already own. Both MySpace.com and Intermix’s other websites will become part of FIM. The transaction is expected to close in the second quarter of fiscal 2006 and is subject to customary conditions, including the approval of the Intermix common and preferred stockholders.

In August 2005, the Company announced that FIM entered into an agreement to acquire Scout Media, Inc., the parent company of Scout.com, the country’s leading independent online sports network, and Scout Publishing, producer of widely read local sports magazines in the United States, for approximately $60 million.

Government Regulation

General

Various aspects of the Company’s activities are subject to regulation in numerous jurisdictions around the world. The Company believes that it is in material compliance with the requirements imposed by those laws and regulations. The introduction of new laws and regulations in countries where the Company’s products and services are produced or distributed (and changes in the enforcement of existing laws and regulations in those countries) could have a negative impact on the interests of the Company.

Filmed Entertainment

United States

FFE is subject to the provisions of so-called “trade practice laws” in effect in 25 states relating to theatrical distribution of motion pictures. These laws substantially restrict the licensing of motion pictures unless theater owners are first invited to attend a screening of the motion pictures and, in certain instances, also prohibit payment of advances and guarantees to motion picture distributors by exhibitors. Further, pursuant to various consent judgments, FFE and certain other motion picture companies are subject to certain restrictions on their trade practices in the United States, including a requirement to offer motion pictures for exhibition to theaters on a theater-by-theater basis and, in some cases, a prohibition against the ownership of theaters.

Other International Regulation

In countries outside of the United States, there are a variety of existing or contemplated governmental laws and regulations which may affect the ability of FFE to distribute and/or license its motion picture and television products to cinema, television or in-home media, including copyright laws and regulations which may or may not be adequate to protect its interests, cinema screen quotas, television quotas, contract term limitations, discriminatory taxes and other discriminatory treatment of U.S. products. The ability of countries to deny market access or refuse national treatment to products originating outside their territories is regulated under various international agreements, including the World Trade Organization’s General Agreement on Tariffs and Trade and General Agreement on Trade and Services; however, these agreements have limited application with respect to preventing the denial of market access to audio-visual products originating outside the European Union.

Television

United States

In general, the television broadcast industry in the United States is highly regulated by federal laws and regulations issued and administered by various federal agencies, including the FCC. The FCC regulates television broadcast stations pursuant to the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act permits the operation of television broadcast stations only in accordance with a license issued by the FCC upon a finding that grant of the license would serve the public interest, convenience and necessity. The FCC grants television broadcast station licenses for specific periods of time and, upon application, may renew the licenses for additional terms. Under the Communications Act, television broadcast licenses may be granted for a maximum permitted term of eight years. Generally, the FCC renews broadcast licenses upon finding that (i) the television station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and (iii) there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse. After considering these factors, the FCC may grant the license renewal application with or without conditions, including renewal for a lesser term than the maximum otherwise permitted, or hold an evidentiary hearing. Fox Television Stations has pending and will file renewal applications for a number of its television station licenses in calendar year 2005 and 2006. Three of the pending applications have been opposed by third parties, and other renewal applications may be so opposed in the future. For information on the television stations owned and operated by the Company, see “—Fox Television Stations” above.

In February 1998, the FCC adopted a final table of digital channel allotments and rules for the implementation of digital television (“DTV”) service (including high-definition television) in the United States. The digital table of allotments provides each existing full power television station licensee or permittee, including the 35 stations operated by Fox Television Stations, with a second broadcast channel in order to facilitate a transition from analog to digital transmission, conditioned upon the surrender of one of the channels at the end of the DTV transition period. The FCC and the United States Congress (“Congress”) are considering several regulatory and legislative proposals aimed at ensuring a speedy transition to DTV and at establishing a firm timeframe for the surrender of one of the two channels currently allocated to each full power television station. All of the stations operated by Fox Television Stations have launched digital facilities. Under FCC rules, television stations may use their second channel to broadcast either one stream of “high definition” digital programming or to “multicast” several streams of standard definition digital programming or a mixture of both. Broadcasters may also deliver data over these channels, provided that the supplemental services do not derogate the mandated, free over-the-air program service. Fox Television Stations is currently formulating plans for use of its digital channels. It is difficult to assess how digital television will affect the Fox Television Stations’ business.

Under the Communications Act, a broadcast license may not be granted to or held by any corporation that has more than one-fifth of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. The Communications Act further provides that no FCC broadcast license may be granted to any corporation directly or indirectly controlled by any other corporation of which more than one-fourth of its capital stock is owned of record or voted by non-U.S. citizens if the FCC finds the public interest will be served by the refusal of the license. In 1995, the FCC acknowledged that News Corporation owned the vast preponderance of equity of the corporate parent of the Fox Television Stations. The FCC also concluded that Mr. K. Rupert Murdoch, Chairman and Chief Executive Officer of News Corporation, a U.S. citizen, controls the corporate licensee by virtue of his 76% voting control of Fox Television Holdings, Inc. (“FTH”), the corporate parent of Fox Television Stations, and thus found the level of alien equity to be consistent with the public interest. The remaining 24% voting interest in FTH is held by News Corporation.

As a result of the Reorganization, News Corporation became a U.S. corporation and currently less than one-fourth of its capital stock is currently owned or voted by non-U.S. citizens or their representatives. On August 19, Fox Television Stations filed applications with the FCC seeking authority to transfer control of its television station licenses from Mr. Murdoch to the Company through a recapitalization of FTH stock that would reduce Mr. Murdoch’s voting interest to 14.8% and raise the Company’s voting interest to 85.2%. A grant of the applications will effect no change with respect to the equity held in FTH, the officers or directors of FTH or to its day-to-day operations. The proposed license transfers would reduce corporate complexity and yield financial savings to News Corporation. It is not possible to predict the timing or outcome of the FCC’s action on the applications or its effect on the Company.

On June 2, 2003, the FCC concluded the 2002 biennial review of its broadcast ownership regulations required by the 1996 Telecom Act by amending its rules governing the ownership of television and radio stations and by replacing its newspaper/broadcast cross-ownership ban and the radio/television cross-ownership restriction with a new set of cross-media ownership limits (the “June 2003 Order”). In the Consolidated Appropriations Act of 2004, Congress increased the national television station ownership cap to permit an entity to have an attributable ownership interest in an unlimited number of television stations nationally, so long as the audience reach of those stations does not exceed, in the aggregate and after the application of the UHF Discount, 39% of U.S. television households.

Several parties appealed the June 2003 Order and, on September 3, 2003, the United States Court of Appeals for the Third Circuit (the “Third Circuit”) issued an Order staying the effectiveness of the new rules. On June 24, 2004, the Third Circuit remanded the FCC’s June 2003 Order for additional justification or modification of the revisions the FCC had made to its ownership regulations. On June 13, 2005, the United States Supreme Court refused to review the Third Circuit’s decision. The September 3, 2003 stay remains in effect pending the remand, and, therefore, the FCC broadcast ownership rules that were operative prior to the June 2003 Order continue to govern the ownership of multiple stations and cross-ownership. Those rules (i) permit the ownership of two television stations with overlapping coverage areas if the stations are in separate DMAs; (ii) permit the ownership of two stations in the same DMA if their Grade B coverage areas do not overlap or if eight independently owned full power television stations will remain in the DMA after the stations that had been independently owned become commonly owned, and one of the merged stations is not among the top four-ranked stations in the market, based on audience share; and (iii) prohibit the common ownership of a broadcast station and a newspaper in the same market. Fox Television Stations is in compliance with the rules governing ownership of multiple stations in the same market and with the national station ownership cap established by Congress. It is not possible to predict the timing or outcome of the FCC’s action on remand or its effect on the Company.

Fox Television Stations retains an attributable interest in the Post and two television stations in the New York DMA pursuant to a temporary waiver by the FCC of the newspaper/broadcast cross-ownership rule. On September 22, 2004, Fox Television Stations petitioned the FCC to modify its existing permanent waiver of the rule, which allows the common ownership of the Post and WNYW(TV), to encompass ownership of a second television station in the New York market (WWOR-TV). On April 15, 2005, Free Press filed an opposition to the petition asking that it be dismissed or, alternatively, that the FCC seek public comment on the petition. The FCC has yet to act on the petition or the opposition. It is not possible to predict the timing or outcome of the FCC’s action on the petition or its effect on the Company.

FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”) require each television broadcaster to elect, at three-year intervals, either to (i) require carriage of its signal by cable systems in the station’s market (“must carry”) or (ii) negotiate the terms on which that broadcast station would permit transmission of its signal by the cable systems within its market (“retransmission consent”). On February 10, 2005, the FCC resolved issues relating to carriage requirements for digital broadcast television signals on cable systems by concluding that cable operators are not required by law to carry simultaneously the analog and digital signals of local television stations during the period of transition from analog to digital broadcasting. In addition, the FCC concluded that stations that “multicast” several streams of digital programming and that elect “must carry” are entitled to the carriage by cable systems of only a single “primary” programming stream. The Satellite Home Viewer Improvement Act of 1999 required satellite carriers, as of January 1, 2002, to carry upon request all television stations located in markets in which the satellite carrier retransmits at least one local station pursuant to the copyright license provided in the statute. FCC regulations implementing this statutory provision require affected stations to either elect mandatory carriage at the same three year intervals applicable to cable must carry or to negotiate carriage terms with the satellite operators. The FCC has yet to decide what obligations satellite carriers will have with respect to carriage of digital broadcast signals.

Legislation enacted in 1990 limits the amount of commercial matter that may be broadcast during programming designed for children 12 years of age and younger. In addition, under FCC license renewal processing guidelines, television stations are generally required to broadcast a minimum of three hours per week of programming, which, among other requirements, must serve, as a “significant purpose,” the educational and informational needs of children 16 years of age and under. A television station found not to have complied with the programming requirements or commercial limitations could face sanctions, including monetary fines and the possible non-renewal of its license.

In March 2004, the FCC announced a new policy regarding enforcement of the prohibition against the broadcast of indecent programming on television and radio stations. Under the new policy, the single use of a certain expletive, or variations of that expletive, will be deemed “indecent,” regardless of context. The FCC also warned broadcasters that serious multiple violations of the indecency prohibition could lead to license revocation proceedings, and that fines could be imposed for each indecent utterance in a single broadcast. The Company and other broadcasters have asked the FCC to reconsider this new policy on First Amendment grounds. Under the new FCC policy, both complaints about indecency and FCC enforcement actions have increased. In 2004, the FCC notified Fox Television Stations of apparent liability for a $175,000 forfeiture relating to the broadcast of an episode of the program Married by America by the Company’s FOX Affiliates. The Company is contesting the forfeiture. Modifications to the Company’s programming to reduce the risk of indecency violations could have an adverse effect on the competitive position of Fox Television Stations and the FOX Network.

In late 2004, the United States House of Representatives passed a bill that would, among other things, increase the fines for the broadcast of obscenity, indecency or profanity up to a maximum of $500,000 per violation and would direct the FCC to take final adverse decisions against broadcast licensees into account when determining whether to renew a station’s license. The FCC also would be directed to commence license revocation proceedings against any broadcaster with three final adverse findings of indecency violations. Several bills have been introduced in the United States Senate: including (i) measures to increase indecency fines; (ii) a bill that would require the FCC to assess the effectiveness of the V Chip ratings/blocking technology with respect to televised violence, and, if the V Chip technology is deemed ineffective, to adopt a rule prohibiting the distribution of violent programming on broadcast stations and cable during the hours when children are likely to comprise a substantial portion of the audience; and (iii) a bill requiring MVPDs to provide their subscribers with the option of purchasing a child-friendly program tier without obligating the subscriber to purchase any other programming channels or tiers. It is not possible to predict the timing or outcome of Congressional action on the pending program content-related legislation or their effect on the Company.

The FCC continues to enforce strictly its regulations concerning political advertising, children’s television, environmental concerns, equal employment opportunity, technical operating matters and antenna tower maintenance. FCC rules require the closed captioning of most broadcast and cable programming. Although not required by FCC regulation, the Company has committed to provide program ratings information for its broadcast network programming for use in conjunction with V Chip technology. FCC regulations governing network affiliation agreements mandate that television broadcast station licensees retain the right to reject or refuse network programming in certain circumstances or to substitute programming that the licensee reasonably believes to be of greater local or national importance. Violation of FCC regulations can result in substantial monetary forfeitures, periodic reporting conditions, short-term license renewals and, in egregious cases, denial of license renewal or revocation of license.

Asia

STAR broadcasts television programming over a “footprint” covering approximately 53 countries. Government regulation of direct reception and redistribution via cable or other means of satellite television signals, where it is addressed at all, is treated differently throughout STAR’s footprint. At one extreme are absolute bans on private ownership of satellite receiving equipment. Some countries, however, have adopted a less restrictive approach, opting to allow ownership of satellite receiving equipment by certain institutions and individuals but they can receive only authorized broadcasts. At the opposite end of the spectrum are countries where private satellite dish ownership is allowed and laws and regulations have been adopted which support popular access to satellite services through local cable redistribution.

Most television services within STAR’s footprint, whether free or pay, are also subject to licensing requirements, although these requirements are imposed on the local broadcast operators who collect the subscription fees rather than on program suppliers, such as STAR, which license local broadcast operators to receive its programming. In addition, most countries in STAR’s footprint control the content offered by local broadcast operators through censorship requirements to which program suppliers, such as STAR, are subject. Certain countries also impose obligations to carry government-operated or terrestrial channels or require a minimum percentage of local content. Other countries require local broadcast operators to obtain government approval to retransmit foreign programming.

Most countries within STAR’s footprint, including in STAR’s key markets (India, Taiwan and mainland China), have a regulatory framework for the satellite and cable television industry.

In India, private satellite dish ownership, including DTH, is allowed. There is a licensing framework in place to govern DTH platform operators. Presently, local cable television operators do not require licenses for operations. However, local cable television operators are required to carry certain government-operated and free-to-air terrestrial channels. As of January 2005, with respect to the prices payable by cable operators to broadcasters for channels existing on December 26, 2003 (which include certain STAR channels), the Telecom Regulatory Authority of India imposes a price cap permitting only a maximum 7% increase to the prices payable by cable operators as of December 26, 2003.

Retransmissions of foreign satellite channels, such as STAR’s channels in India, are permitted, subject to compliance with local applicable laws. Further, broadcasters such as STAR are required upon request to provide signals of its TV channels on non-discriminatory terms to all distributors of TV channels irrespective of where the channels originate.

In mainland China, private satellite dish ownership is prohibited except with special approval for hotels, government and foreign institutions which can receive only authorized broadcasts. Local cable and free-to-air terrestrial operators are required to broadcast a minimum percentage of local content and retransmission of foreign satellite channels by local operators is prohibited except with special approval.

In Taiwan, private satellite dish ownership is allowed. The maximum subscription fee chargeable by cable television operators is set by both the national and local governments. Cable television operators may offer a basic package of channels but are not permitted to offer a tier of premium channels; premium channels may only be offered on an a-la-carte basis. Retransmission of foreign satellite programming by local cable operators is permitted but local cable operators are also required to carry terrestrial channels and broadcast a minimum percentage of local content.

Additional categories of regulation of actual or potential significance to STAR within its footprint are restrictions on foreign investment in platform or channel businesses, uplink-downlink licensing regulations, content protection under copyright or communications law, limitations on exclusive arrangements for channel distribution, and non-discrimination requirements for supply or carriage of programming.

Cable Network Programming

United States

FCC regulations adopted pursuant to the 1992 Cable Act (the “Program Access Rules”) prevent a cable operator that has an attributable interest (including voting or non-voting stock ownership of 5% or more or limited partnership equity interests of 5% or more) in a programming vendor from exercising undue or improper influence over the vendor in its dealings with competitors to cable. The Program Access Rules also prohibit a cable programmer in which a cable operator has an attributable interest from entering into exclusive contracts with any cable operator or from discriminating among competing MVPDs in the price, terms and conditions of sale or delivery of programming. As a result of Liberty’s ownership interest in News Corporation, Cablevision’s interest in RPP and the conditions imposed on News Corporation by the FCC in connection with News Corporation’s acquisition of an interest in DIRECTV, cable networks operated by the Company are subject to the Program Access Rules. These regulations therefore restrict the ability of News Corporation’s cable programming services to enter into exclusive contracts. The rules also permit MVPDs (such as cable operators, multi-channel multi-point distribution services, satellite master antenna television services, DBS and DTH operators) to bring complaints against News Corporation to the FCC charging they are unable to obtain the affected programming networks on nondiscriminatory terms and conditions.

The Company provides V Chip program ratings information for many of its cable programming networks. The Company must provide increased closed captioning of its cable programming services to comply with FCC regulations, which could increase its operating expenses.

Program Access Conditions

In connection with its approval of the transfer of licenses controlled by DIRECTV to News Corporation, the FCC imposed the following conditions relating to the carriage and availability of its broadcast and cable programming services: (i) extended the requirements of the Program Access Rules to DIRECTV; (ii) extended the non-discrimination requirements of the Program Access Rules to any television station owned and operated or represented by News Corporation with respect to negotiations or agreements for retransmission consent, and required News Corporation to negotiate in “good faith” over retransmission consent rights for as long as the Program Access Rules are in effect; (iii) required News Corporation to enter into commercial arbitration if negotiations with an MVPD over retransmission consent for its television stations’ signals and/or carriage of the regional sports networks it owns, controls or manages reach an impasse; and (iv) prohibited News Corporation from unduly or improperly influencing the decision of any affiliated program rights holder (a program rights holder that holds an attributable interest in News Corporation or in which News Corporation holds an attributable interest) to sell programming to an unaffiliated MVPD, or the prices, terms and conditions of such a sale.

Internet

The Children’s Online Privacy Protection Act of 1998 (“COPPA”) prohibits web sites from collecting personally identifiable information online from children under age 13 without prior parental consent. The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”) regulates the distribution of unsolicited commercial emails, or “spam.” Online services provided by the Company may be subject to COPPA and CAN-SPAM requirements. Congress and individual states may also consider online privacy legislation that would apply to personal information collected from teens and adults.

Raw Materials

As a major publisher of newspapers, magazines, free-standing inserts and books, the Company utilizes substantial quantities of various types of paper. In order to obtain the best available prices, substantially all of the Company’s paper purchasing is done on a centralized, volume purchase basis, and draws upon major paper manufacturing countries around the world. The Company believes that under present market conditions, its sources of paper supply used in its publishing activities are adequate and that there are alternative sources of supply available at prices comparable to those presently being paid.

Intellectual Property

The Company is a leading creator, owner and distributor of intellectual property. The Company’s intellectual property assets include: copyrights in motion pictures, television programming, newspapers, books, magazines and technologies; trademarks in names, logos and characters; patents or patent applications for inventions related to its products and services; and licenses of intellectual property rights of various kinds. The Company derives value from these assets through the theatrical release of films and the production, distribution and/or licensing of its films and television programming to domestic and international television and cable networks, pay television services, pay-per-view and video-on-demand services, and through the sale of products, such as DVDs, books and magazines, among others.

The Company devotes significant resources to protecting its intellectual property in the United States and other key foreign interests. To protect these assets, the Company relies upon a combination of copyright, trademark, unfair competition, patent trade secret and internet/domain name statutes and laws and contract provisions. However, there can be no assurance of the degree to which these measures will be successful in any given case. Policing unauthorized use of the Company’s products and services and related intellectual property is often difficult and the steps taken may not in every case prevent the infringement by unauthorized third parties of the Company’s intellectual property. The Company seeks to limit that threat through a combination of approaches, including offering legitimate market alternatives, deploying digital rights management technologies, pursuing legal sanctions for infringement, promoting appropriate legislative initiatives and international treaties and enhancing public awareness of the meaning and value of intellectual property and intellectual property laws. In addition, piracy, including in the digital environment, continues to present a threat to revenues from products and services based on intellectual property.

Third parties may challenge the validity or scope of the Company’s intellectual property from time to time, and such challenges could result in the limitation or loss of intellectual property rights. Irrespective of their validity, such claims may result in substantial costs and diversion of resources which could have an adverse effect on the Company’s operations. Moreover, effective intellectual property protection may be either unavailable or limited in certain foreign territories. Therefore, the Company engages in efforts to strengthen and update intellectual property protection around the world, including efforts to ensure the effective enforcement of intellectual property laws and remedies for infringement.

Risk Factors

Prospective investors should consider carefully the risk factors set forth below before making an investment in the Company’s securities.

A Decline in Advertising Expenditures Could Cause the Company’s Revenues and Operating Results to Decline Significantly in any Given Period or in Specific Markets.

The Company derives substantial revenues from the sale of advertising on its television stations, broadcast and cable networks, newspapers and inserts and DTH television services. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. This could cause the Company’s revenues and operating results to decline significantly in any given period or in specific markets. Rating points for the Company’s television stations and broadcast and cable networks are also factors that are weighed when deciding on the advertising rates and the renegotiation of affiliate rates that we receive. Poor ratings can lead to a reduction in pricing and advertising spending. In addition, newer technologies, including video-on-demand, personal video recorders and other devices that allow users to view television or motion pictures from a remote location or on a time-delayed basis, and technologies which implement the ability for users to fast-forward, rewind, pause and skip programming may cause changes in consumer behavior that could affect the attractiveness of the Company’s offerings to viewers, advertisers and/or distributors and could, therefore, have and adverse effect on the Company’s businesses.

Acceptance of the Company’s Film and Television Programming by the Public is Difficult to Predict, Which Could Lead to Fluctuations in Revenues.

Feature film and television production and distribution are speculative businesses since the revenues derived from the production and distribution of a feature film or television series depend primarily upon its acceptance by the public, which is difficult to predict. The commercial success of a feature film or television series also depends upon the quality and acceptance of other competing films and television series released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Further, the theatrical success of a feature film and the audience ratings for a television series are generally key factors in generating revenues from other distribution channels, such as home entertainment and premium pay television, with respect to feature films, and syndication, with respect to television series.

The Loss of Carriage Agreements Could Cause the Company’s Revenue and Operating Results to Decline Significantly in any Given Period or in Specific Markets.

The Company is dependent upon the maintenance of affiliation agreements with third-party owned television stations, and there can be no assurance that these affiliation agreements will be renewed in the future on terms acceptable to the Company. The loss of a significant number of these affiliation arrangements could reduce the distribution of FOX and adversely affecting the Company’s ability to sell national advertising time. Similarly, the Company’s cable networks maintain affiliation and carriage arrangements that enable them to reach a large percentage of cable and direct broadcast satellite households across the United States. The loss of a significant number of these arrangements or the loss of carriage on basic programming tiers could reduce the distribution of the Company’s cable networks, which may adversely affect those networks’ revenues from subscriber fees and ability to sell national and local advertising time.

The Inability to Renew Sports Programming Rights Could Cause the Company’s Advertising Revenue to Decline Significantly in any Given Period or in Specific Markets.

The sports rights contracts between the Company, on the one hand, and various professional sports leagues and teams, on the other, have varying duration and renewal terms. As these contracts expire, renewals on favorable terms may be sought; however, third parties may outbid the current rights holders for the rights contracts. In addition, professional sports leagues or teams may create their own network, or the renewal costs could substantially exceed the original contract cost. The loss of rights could impact the extent of the sports coverage offered by the Company and its affiliates, as it relates to FOX, and could adversely affect the Company’s advertising and affiliate revenues. Upon renewal, the Company’s results could be affected if escalations in sports programming rights costs are unmatched by increases in advertising rates and, in the case of cable networks, subscriber fees.

Technological Developments May Increase the Threat of Content Piracy and Limit the Company’s Ability to Protect Its Intellectual Property Rights.

The Company seeks to limit the threat of content piracy; however, policing unauthorized use of the Company’s products and services and related intellectual property is often difficult and the steps taken by the Company may not in every case prevent the infringement by unauthorized third parties. Developments in technology, including digital copying, file compressing and the growing penetration of high-bandwidth Internet connections, increase the threat of content piracy by making it easier to duplicate and widely distribute pirated material. The Company has taken, and will continue to take, a variety of actions to combat piracy, both individually and together with industry associations. There can be no assurance that the Company’s efforts to enforce its rights and protect its intellectual property will be successful in preventing content piracy. Content piracy presents a threat to the Company’s revenues from products and services based on intellectual property.

Changes in U.S. or Foreign Communications Laws and Other Regulations May Have an Adverse Effect on the Company’s Business.

In general, the television broadcasting and multichannel video programming and distributions industries in the United States are highly regulated by federal laws and regulations issued and administered by various federal agencies, including the FCC. The FCC generally regulates, among other things, the ownership of media (including ownership by non-U.S. citizens), broadcast and multichannel video programming and technical operations of broadcast and satellite licensees. Further, Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters, including technological changes, which could, directly or indirectly, affect the operations and ownership of the Company’s U.S. media properties. Similarly, changes in regulations imposed by governments in other jurisdictions in which the Company, or entities in which the Company has an interest, operate could adversely affect its business and results of operations.

Provisions in the Company’s Corporate Documents, Delaware Law and the Ownership of the Company’s Class B Common Stock by Certain Principal Stockholders Could Delay or Prevent a Change of Control of News Corporation, Even if That Change Would be Beneficial to the Company’s Stockholders.

The existence of some provisions in the Company’s corporate documents could delay or prevent a change of control of News Corporation, even if that change would be beneficial to the Company’s stockholders. The Company’s Restated Certificate of Incorporation and Amended and Restated By-laws, contain provisions that may make acquiring control of News Corporation difficult, including:

•	provisions relating to the classification, nomination and removal of directors;

•	a provision prohibiting stockholder action by written consent;

•	provisions regulating the ability of the Company’s stockholders to bring matters for action before annual and special meetings of the Company’s stockholders; and

•	the authorization given to the Company’s Board of Directors to issue and set the terms of preferred stock.

In addition, the Company has also adopted a stockholder rights plan, which would cause extreme dilution to any person or group that attempts to acquire a significant interest in the Company without advance approval of its Board of Directors. Further, as a result of Mr. K. Rupert Murdoch’s ability to appoint certain members of the board of directors of the corporate trustee of AE Harris Trust, which beneficially owns 2.6% of the Company’s Class A Common Stock and 28.9% of its Class B Common Stock, Mr. K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by AE Harris Trust. Mr. K. Rupert Murdoch, however, disclaims any beneficial ownership of those shares. Also, Mr. K. Rupert Murdoch beneficially owns an additional 0.8% of the Company’s Class A Common Stock and 1.0% of its Class B Common Stock. Thus, Mr. K. Rupert Murdoch may be deemed to beneficially own in the aggregate 3.3% of the Company’s Class A Common Stock and 29.9% of its Class B Common Stock.

ITEM 2. PROPERTIES

The Company owns and leases various real properties in the United States, Latin America, Europe, Australia and Asia which are utilized in the conduct of its businesses. Each of these properties is considered to be in good condition, adequate for its purpose and suitably utilized according to the individual nature and requirements of the relevant operations. The Company’s policy is to improve and replace property as considered appropriate to meet the needs of the individual operation.

United States

The Company’s principal real properties in the United States are the following:

(a) The Fox Studios Lot, in Los Angeles, California, owned by the Company. The Fox Studios Lot consists of approximately 54 acres containing sound stages, production facilities, administrative, technical and dressing room structures, screening theaters and machinery, equipment facilities and three restaurants. FEG also leases approximately 300,000 square feet of office space at Fox Plaza, located adjacent to the Fox Studios Lot.

(b) The U.S. headquarters of News Corporation, located at 1211 Avenue of the Americas, New York, New York, consisting of an aggregate of approximately 800,000 square feet of leased building space. This space includes the editorial offices of the Post, the executive offices of NAMG, and various operations of FEG, including the offices and broadcast studios of Fox News.

(c) The offices of HarperCollins Publishers Inc. in New York, New York consisting of approximately 800,000 square feet of leased office space.

(d) The printing plant of the Post located in a 420,000 square foot building on a 16.4 acre site in Bronx, New York, owned by the Company.

Europe

The Company’s principal real properties in Europe for newspaper production and printing facilities in the United Kingdom are located in: Wapping (East London), England; Knowsley, England (near Liverpool) and Kinning Park (in Glasgow), Scotland, where The Times, The Sunday Times, The Sun and the News of the World are printed. The three newspaper production and printing facilities contain approximately 990,000, 487,000 and 150,000 square feet of building space, respectively. The Company owns the real property located at Kinning Park. With respect to the real property located at Wapping and Knowsley, the Company owns the buildings and leases on a long-term basis the land on which the buildings are situated. The Company has begun a major project to update News International’s presses in the United Kingdom. The Company has acquired new sites in two locations – Broxbourne, in North London, and North Lanarkshire, in Scotland. Over the next four to five years, new printing presses will be installed on these sites and in an extension to its existing site in Knowsley. In connection with this updating, the production facility in Wapping will be moved to Broxbourne.

The headquarters of HarperCollins Publishers Limited (which also includes editorial offices) are located in London and consist of approximately 120,000 square feet of leased building space.

The Company’s principal real properties in Italy for Sky Italia are the following:

(a)	The offices in Milan consisting of approximately 206,000 square feet of leased building space;
(b)	The offices in Rome consisting of approximately 468,000 square feet of leased building space;
(c)	The call center facility in Sardinia consisting of approximately 45,000 square feet of leased building space;
(d)	The broadcast operation center in Milan, owned by the Company, consisting of approximately 54,000 square feet of building space; and
(e)	The approximately three acres of land owned by the Company located near the broadcast operation center in Milan.

Australia and Asia

The Company’s principal real properties in Australia and Asia are the following:

(a) The facility in Sydney (Chullora) at which The Australian, the Daily Telegraph and The Sunday Telegraph are printed. This facility, owned by the Company, contains approximately 482,000 square feet of building space.

(b) The facility in Sydney (Surry Hills), owned by the Company, containing approximately 370,000 square feet of building space.

(c) The facility in Melbourne (Westgate Park) at which the Herald-Sun and the Sunday Herald-Sun are printed, owned by the Company, containing approximately 524,000 square feet of space.

(d) News Limited will complete in September 2005 a new 150,000 square feet building in the center of Adelaide to be utilized in the publishing of The Advertiser and The Sunday Mail.

(e) The facility in Adelaide (Mile End) at which The Advertiser and The Sunday Mail are printed, owned by the Company, containing approximately 300,000 square feet of space.

(f) In November 2004, News Limited acquired two properties as a result of its acquisition of the Queensland Press Group of companies. These properties are at Bowen Hill and Murrarrie in Brisbane on land sites totaling 964,000 square feet, upon which News Limited publishes and prints The Courier Mail and The Sunday Mail.

(g) The Company owns various land holdings in Australia upon which it has buildings for the publishing and printing of its newspapers, including in Cairns, Townsville, Molendinare, Sydney, Melbourne and Perth.

(h) The facility used by STAR for its television broadcasting and programming operations is located in Hong Kong and consists of approximately 170,000 square feet of space.

Latin America

The Company owns a studio facility in Rosarito, Mexico which consists of approximately 37 acres of land containing office space, production facilities and the largest fresh and salt water tanks used in motion picture production in the world.

ITEM 3. LEGAL PROCEEDINGS

NDS

On June 6, 2003, Echostar Communications Corporation, Echostar Satellite Corporation, Echostar Technologies Corporation and Nagrastar L.L.C. (collectively, “Echostar”) filed an action against NDS in the United States District Court for the Central District of California. Echostar filed an amended complaint on October 8, 2003, which purported to allege claims for violation of the Digital Millennium Copyright Act (“DMCA”), the Communications Act of 1934 (CA), the Electronic Communications Privacy Act, The Computer Fraud and Abuse Act, California’s Unfair Competition statute and the federal RICO statute. The complaint also purported to allege claims for civil conspiracy, misappropriation of trade secrets and interference with prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court, except for the DMCA, CA and unfair competition claims, and the court limited these claims to acts allegedly occurring within three years of the filing of the complaint. Echostar filed a second amended complaint. NDS filed a motion to dismiss the second amended complaint on March 31, 2004. On July 21, 2004, the court issued an order, among other things, directing Echostar to file a third amended complaint within ten days correcting various deficiencies in the second amended complaint noted by the court. Echostar filed its third amended complaint on August 4, 2004. On August 6, 2004, the court ruled that NDS was free to file motion to dismiss the third amended complaint, which NDS did on September 20, 2004. On February 28, 2005, the court issued an order treating the motion as a motion for a more definite statement, granted the motion and gave Echostar until March 30, 2005 to file a fourth amended complaint correcting various deficiencies in the third amended complaint noticed by the court. On March 30, 2005, Echostar filed a fourth amended complaint. NDS filed a motion to dismiss the fourth amended complaint which Echostar opposed. On July 27, 2005, the court granted the motion in part and denied the motion in part. NDS now has until September 26, 2005 to answer the remaining claims in the complaint. NDS believes those claims are without merit and intends to vigorously defend against them.

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, “Sogecable”), filed an action against NDS in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003, which purported to allege claims for violation of the DMCA and the federal RICO statute. The amended complaint also purported to allege claims for interference with contract and prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. NDS filed a motion to dismiss the second amended complaint on March 31, 2004. On July 23, 2004, the court heard oral argument on the motion and advised that a formal ruling should be issued by early August. On August 4, 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint. On October 1, 2004, Sogecable notified the Court that it would not be filing a third amended complaint, but would appeal the court’s entry of final judgment dismissing the suit to the U.S. Ninth Circuit Court of Appeals. Sogecable has filed a brief on appeal and NDS’s opposition was filed on August 22, 2005.

On April 18, 1997, International Electronics Technology Corp. filed suit in the United States District Court for the Central District of California against NDS’s customers, DIRECTV, Inc. and Thomson Consumer Electronics, Inc., alleging infringement of one U.S. patent and seeking unspecified damages and injunction. Although not a party to this case, NDS has assumed the defense and agreed to indemnify the named defendants. The defendants have raised defenses of non-infringement and/or invalidity. On August 2, 2004, the court stayed the case indefinitely pending decision by the Federal Circuit in another case. The Federal Circuit’s decision was issued on July 12, 2005, and the court had a status conference on August 8, 2005.

DIRECTV Acquisition

TNCL was named as a defendant in a Revised Amended Consolidated Complaint filed on May 7, 2004 in a lawsuit captioned “In re General Motors (Hughes) Shareholders Litigation,” filed in the Court of Chancery of the State of Delaware, Consolidated Civil Action No. 20269-NC. The lawsuit relates to TNCL’s acquisition of stock in Hughes on December 22, 2003 which was subsequently transferred to FEG. The complaint alleges that TNCL aided and abetted an alleged breach of fiduciary duty by the Board of Directors of GM allegedly owed to a class of certain GM shareholders. The plaintiffs allegedly seek “appropriate equitable relief…including rescissory remedies to the extent feasible…” The Company believes that the lawsuit is without merit and intends to vigorously defend against claims brought against TNCL in the lawsuit. The Company also believes it is entitled to indemnification by GM under the agreements related to the transaction. On August 30, 2004, TNCL filed a brief in support of its motion to dismiss the complaint. On October 18, 2004, the plaintiffs filed their opposition to the motion. The Company filed its reply on November 17, 2004. The oral argument was heard on March 7, 2005. On May 4, 2005, the court issued its decision granting the motion to dismiss. Plaintiffs have appealed the decision and the Company has cross-appealed on jurisdictional and improper service issues.

FEG Offer

News Corporation received complaints relating to a number of purported class actions filed in Court of Chancery in the State of Delaware. The complaints generally allege, among other things, that News Corporation and the members of the FEG Board of Directors breached its fiduciary duties owed to the public stockholders of FEG, including the allegation that News Corporation offered to acquire shares of FEG Class A common stock at an unfair price and at a time that disadvantaged the FEG stockholders. The complaints generally sought declaratory and injunctive relief and damages in an unspecified amount.

Approximately 17 purported class action complaints were filed in January 2005 at the Court of Chancery of the State of Delaware challenging the FEG Offer. The Delaware complaints are captioned: Allen v. News Corp., et al., No. 979-N; Mascarenhas v. Fox Entm’t. Group, et al., No. 980-N; Shemesh v. Fox Entm’t. Group, et al., No. 981-N; Striffler v. FEG Holdings, et al., No. 982-N; Howard Vogel Ret. Plan v. Powers, et al., No. 984-N; Doniger

v. News Corp., et al., No. 985-N; Engle v. Murdoch, et al., No. 986-N; Shrank v. Murdoch, et al., No. 988-N; Blackman v. Fox Entm’t. Group, et al., No. 991-N; Fishbone v. News Corp., et al., No. 994-N; Kennel v. News Corp., et al., No. 995-N; Millner v. News Corp., et al., No. 996-N; Pipefitters Locals v. Fox Entm’t. Group, et al., No. 1003-N; Molinari v. News Corp., et al., C.A. No. 1018-N; Seaview Services v. Fox Entertainment, et al., C.A. No. 1026-N; Teachers’ Retirement System of Louisiana v. Powers, et al., C.A. No. 1033-N; and New Jersey Building Laborers’ Pension Fund v. Powers, et al., C.A. No. 1034. The Shrank action, No. 988-N, was voluntarily dismissed on January 19, 2005. News Corporation is also currently aware of two purported class action complaints raising substantially similar claims that have been filed in the Supreme Court of the State of New York, County of New York, and one that has been filed in the United States District Court for the Southern District of New York (the “Southern District of New York Complaint”), which were filed in January 2005. The New York complaints are captioned: Shrank v. Murdoch, et al., Index No. 600114/2005; and Green Meadows Ptr. v. Fox Entertainment, et al., No. 100706/2005. The Southern District of New York Complaint is captioned Gary Kosseff v. Fox Entertainment Group, Inc., et. al., No. 05 Civ. 1942 (LLS). On January 21, 2005, certain plaintiffs in the Delaware lawsuits filed a motion that seeks to consolidate the Delaware actions. In addition, the Company filed motions to dismiss and to stay discovery, and the plaintiffs have filed a motion for expedited proceedings. On February 3, 2005, the Court of Chancery denied News Corporation’s motion to stay discovery, and granted the plaintiffs’ motion for expedited discovery and motion to consolidate. The consolidated Delaware complaint was styled In re Fox Entertainment Group, Inc. Shareholders Litigation, Consol. C.A. No. 1033-N.

Each of the consolidated Delaware complaints and the New York Supreme Court complaints generally alleges, among other things, that News Corporation and the members of the FEG Board of Directors purportedly breached fiduciary duties owed to the public stockholders of FEG in connection with the FEG Offer by: (1) offering to acquire their shares at an unfair price; (2) offering to acquire their shares at a time that disadvantages the public stockholders; (3) having FEG appoint directors who are neither independent nor disinterested to a special committee created to consider the FEG Offer; and (4) failing to adequately disclose information material to the FEG Offer, including disclosure with respect to the FEG 2005 budget. The Southern District of New York Complaint also generally alleges, among other things, some of the foregoing matters. The plaintiffs filed an amended complaint on February 24, 2005 in the US Southern District of New York alleging violations of the federal securities laws in addition to the foregoing matters. On February 24, 2005, the US Southern District of New York denied the plaintiffs’ motion for expedited proceedings.

As for relief, the plaintiffs sought, among other things: (1) an order that the complaints are properly maintainable as a class action; (2) a declaration that defendants have breached their fiduciary duties and other duties to the plaintiffs and other members of the purported class; (3) injunctive relief; (4) unspecified monetary damages; (5) attorneys’ fees, costs and expenses; and (6) such other and further relief as the Court may deem just and proper. News Corporation believes that these claims are without merit and intends to vigorously contest these allegations.

A memorandum of understanding setting forth the terms of a settlement with respect to the aforementioned litigation was entered into by the plaintiffs and the named defendants as of March 2, 2005. The New York actions were dismissed. On or about June 15, 2005, the parties entered into a stipulation of settlement in the consolidated Delaware action. In an Order dated June 23, 2005, the Chancellor, among other things, (i) preliminarily approved the stipulation of settlement; (ii) preliminarily certified the class for settlement purposes; and (iii) set a hearing for September 19, 2005. Among other conditions, the settlement is subject to final court approval of the settlement and dismissal with prejudice of the litigation.

Other

The Company experiences routine litigation in the normal course of its business. The Company believes that none of its pending litigation will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

The Company held a Special Meeting of Stockholders (the “Special Meeting”) on June 30, 2005. At the Special Meeting, the Company’s 2005 Long-Term Incentive Plan (the “2005 Plan”) was approved by the stockholders of the Company entitled to vote at the Special Meeting, which provides for awards of stock options to purchase shares of the Company’s Class A Common Stock, stock appreciation rights, restricted and unrestricted shares of the Company’s Class A Common Stock, restricted share units, dividend equivalents, performance awards and other equity-related awards and cash payments to the Company’s executive officers, employees and members of the Company’s Board of Directors. The result of the vote was as follows:

For:	656,494,391
Against:	138,572,055
Abstain:	739,118

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A Common Stock and Class B Common Stock are listed and traded on the New York Stock Exchange (“NYSE”), its principal market, under the symbols “NWS.A” and “NWS”, respectively. CHESS Depositary Interests (“CDIs”) representing the Class A Common Stock and Class B Common Stock are listed and traded on the Australian Stock Exchange (“ASX”) under the symbols “NWS” and “NWSLV,” respectively. The Class A and Class B Common Stock are also traded on the London Stock Exchange. As of June 30, 2005, there were approximately 50,000 holders of record of shares of Class A Common Stock and 2,000 holders of record of shares of Class B Common Stock.

The following table sets forth, for the fiscal periods indicated, the reported high and low closing sales prices for the Class A Common Stock and Class B Common Stock, as reported on the NYSE. High and low closing sales prices for the Company’s Class A Common Stock and Class B Common Stock for periods prior to November 3, 2004 have been adjusted to reflect the impact of the consummation of the Reorganization. Prior to November 3, 2004, TNCL Ordinary Shares and TNCL Preferred Shares were listed on the ASX, the London Stock Exchange and the New Zealand Stock Exchange, and TNCL American Depositary Receipts (“ADRs”), each representing four TNCL Ordinary Shares or TNCL Preferred Shares, were listed on the NYSE.

	Class B Common Stock		Class A Common Stock
	High	Low	High	Low
Fiscal Year Ended June 30,
2004:
First Quarter	$17.60	$14.94	$14.92	$12.53
Second Quarter	18.80	16.60	15.51	13.80
Third Quarter	19.74	17.23	17.05	15.08
Fourth Quarter	19.25	17.55	18.05	16.12
2005:
First Quarter	17.84	15.38	16.51	14.50
Second Quarter	19.03	15.58	18.65	15.14
Third Quarter	19.22	17.00	18.73	16.40
Fourth Quarter	17.86	15.85	17.15	15.19

The total dividends declared related to fiscal 2005 results were $0.12 per share of Class A Common Stock and $0.10 per share of Class B Common Stock. In August 2005, the Company declared the final dividend on fiscal 2005 results of $0.07 per share for Class A Common Stock and $0.08 per share for Class B Common Stock. This together with the interim dividend of $0.05 per share of Class A Common Stock and a dividend of $0.02 per Class B Common Stock constitute the total dividend relating to fiscal 2005.

The Company paid cash dividends per share of $0.10 per share of Class A Common Stock and $0.04 per share of Class B Common Stock in fiscal year 2005.

The Company paid cash dividends per share of $0.10 per share of Class A Common Stock and $0.04 per share of Class B Common Stock in fiscal year 2004, as adjusted for the consummation of the Reorganization.

Information regarding the Company’s equity compensation plans is incorporated by reference from Item 12 in Part III of this report.

On June 13, 2005, the Company announced a stock repurchase program under which the Company is authorized to acquire from time to time up to $3 billion in Class A Common Stock and Class B Common Stock.

Below is a summary of the Company’s purchases of its Class A Common Stock and Class B Common Stock during the month ended June 30, 2005:

	Total Number of Shares Purchased	Average Price per Share	Total Cost of Purchase	Remaining Authorization
	(In millions, except for share and per share amounts)
Class A Common Stock	15,453,649	$16.88	$261
Class B Common Stock	15,199,170	$18.01	$274

Total	30,652,819	$17.44	$535	$2,466	(1)

(1)	The remaining authorized amount at June 30, 2005 is excluding commission.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8-Financial Statements and Supplementary Data” and the other financial information included elsewhere herein.

	FOR THE YEARS ENDED JUNE 30,(1)
	2005	2004	2003	2002(3)	2001(4)
	(in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues(2)	$23,859	$20,802	$17,380	$15,070	$13,699
Operating income	3,564	2,931	2,380	176	1,003
Net income (loss)	2,128	1,533	822	(7,691)	(142)

Basic earnings (loss) per share(5):
Class A	$0.74	$0.58	$0.33	$(3.35)	$(0.09)
Class B	$0.62	$0.49	$0.28	$(2.79)	$(0.08)

Diluted earnings (loss) per share(5):
Class A	$0.73	$0.58	$0.33	$(3.35)	$(0.09)
Class B	$0.61	$0.48	$0.28	$(2.79)	$(0.08)

Cash dividend per share(6):
Class A	$0.10	$0.10	$0.09	$0.08	$0.08
Class B	$0.04	$0.04	$0.04	$0.03	$0.03

	AS OF JUNE 30,
	2005	2004	2003	2002	2001
	(in millions)
BALANCE SHEET DATA:
Cash and cash equivalents	$6,470	$4,051	$4,477	$3,574	$2,842
Total assets	54,692	48,343	42,149	36,898	39,685
Borrowings and perpetual preference shares(7)	10,999	10,509	10,003	9,840	10,809

FOOTNOTES:

(1)	See Notes 3 and 5 to the Consolidated Financial Statements of News Corporation for information with respect to significant acquisitions, disposals and other transactions during fiscal 2005, 2004 and 2003.
(2)	In January 2002, the Company adopted Emerging Issues Task Force (“EITF”) No. 01-09, “Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which was effective for the Company as of January 1, 2002. As required, the Company has classified the amortization of cable distribution investments against revenues for all periods presented. Operating income (loss), Net income (loss) and Earnings (loss) per share are not affected by this classification. This classification affects the Company’s and the Cable Network Programming segment’s revenues. The effect of the classification on the Company’s revenues is as follows:

	FOR THE YEARS ENDED JUNE 30,
	2005	2004	2003	2002	2001
	(in millions)
Revenues before amortization of cable distribution investments	$23,976	$20,931	$17,505	$15,186	$13,789
Amortization of cable distribution investments	(117)	(129)	(125)	(116)	(90)

Revenues	$23,859	$20,802	$17,380	$15,070	$13,699

(3)	Fiscal 2002 results include the Company’s $6.1 billion write-down of Gemstar-TV Guide and the $958 million Other operating charge for the write-down of the Company’s national and international sports contracts. Fiscal 2002 results also include the Company’s acquisition of Chris-Craft Industries, Inc. for approximately $5 billion ($2 billion in cash and $3 billion in Class A Common Stock) and the sale of its interest in Fox Family Worldwide to The Walt Disney Company (“Disney”) for total consideration of approximately $1.6 billion, which resulted in a pre-tax gain of approximately $1.3 billion.
(4)	Fiscal 2001 Net income (loss) and Basic and diluted earnings (loss) per share include the impact of the after-tax charges of $494 million and $66 million for the cumulative effect of accounting change relating to the Company’s adoption of SOP No. 00-2 and SFAS No. 133, respectively.
(5)	Basic and diluted earnings (loss) per share and cash dividend per share reflect per share amounts based on the adjusted share amounts to reflect the one-for-two share exchange in the Reorganization.
(6)	Class A Common Stock carry rights to a greater dividend than Class B Common Stock through fiscal 2007. As such, net income available to the Company’s stockholders is allocated between the Company’s two classes of common stock, Class A Common Stock and Class B Common Stock. The allocation between the classes of common stock was based upon the two-class method. See Notes 2 and 20 to the Consolidated Financial Statements of News Corporation for further discussion. In fiscal 2008, shares of Class A Common Stock cease to carry any rights to a greater dividend than shares of Class B Common Stock. Earnings (loss) per share based on the total weighted average shares outstanding (Class A Common Stock and Class B Common Stock combined) are as follows:

	FOR THE YEARS ENDED JUNE 30,
	2005(a)	2004	2003	2002	2001
Diluted earnings (loss) per share	$0.69	$0.54	$0.31	$(3.12)	$(0.08)

(a) In March 2005, the Company’s acquisition of the interest of Fox Entertainment Group, Inc. (“FEG”) that it did not already own was completed and a total of 357 million shares of Class A Common Stock were issued as consideration.

(7)	Each fiscal year presented prior to June 30, 2005 includes $345 million of perpetual preference shares outstanding, which were redeemed at par by the Company on November 12, 2004.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations. The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other factors is set forth under the heading “Risk Factors” on pages 25 through 27 of Item 1 of this Annual Report. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the audited consolidated financial statements of the Company and related notes set forth elsewhere in this Annual Report.

FISCAL-YEAR HIGHLIGHTS

News Corporation’s (together with its subsidiaries, the “Company”) fiscal 2005 revenue was $23.9 billion, a 15% increase over fiscal 2004 revenue. The Company’s fiscal 2005 consolidated operating income was $3.6 billion, a 22% increase over fiscal 2004 consolidated operating income. The year-on-year operating income growth was driven principally by increases at the Filmed Entertainment, Newspapers, Direct Broadcast Satellite Television and Cable Network Programming segments.

Net income for fiscal 2005 was $2.1 billion, an increase of $595 million from fiscal 2004 net income, primarily driven by increased consolidated operating income, an improvement in earnings from the Company’s equity affiliates, and the increase in the change in fair value of certain outstanding exchangeable debt securities.

Financial Highlights

•	Operating income grew at the Cable Network Programming, Filmed Entertainment, Television, Newspapers, Magazines and Inserts and Book Publishing segments.

•	Cable Network Programming operating income increased 44% on advertising and affiliate revenue growth at all major cable channels.

•	Home entertainment sales of film and television titles drove a 17% increase in Filmed Entertainment operating income.

•	Television segment operating income increased slightly as the operating income growth at STAR was offset by higher programming costs at the FOX network and a soft U.S. advertising market.

•	All print segments reported higher earnings contributions led by advertising growth and the inclusion of Queensland Press Pty Limited’s (“QPL”) results within Australian newspapers, as well as strong advertising at Magazines and Inserts’ InStore division.

•	SKY Italia operating results improved $104 million with the addition of more than 650,000 net subscribers.

Strategic Transaction Highlights

•	The Company completed its reorganization into the United States and acquired the outstanding 58% controlling interest in QPL (see below).

•	The Company acquired the outstanding 18% interest in Fox Entertainment Group, Inc.

•	The Company took full ownership of SKY Italia by acquiring Telecom Italia S.p.A.’s (“Telecom Italia”) 20% stake.

•	The Company restructured the regional sports network partnership with Cablevision resulting in full ownership of Fox Sports Networks Ohio and Fox Sports Networks Florida.

•	The Company agreed to sell its direct-to-home satellite TV platforms in Latin America to The DIRECTV Group, Inc., the Company’s 34% investee, who plans to consolidate the direct broadcast satellite (“DBS”) entities into a single platform in each major territory served.

•	The Company implemented a stock repurchase program authorizing the acquisition of up to an aggregate of $3 billion of Class A and Class B Common Stock.

•	Subsequent to year-end, the Company formed Fox Interactive Media and signed an agreement to acquire Intermix Media, Inc., including MySpace.com.

REORGANIZATION

Effective November 12, 2004, the Company changed its corporate domicile from Australia to the United States and its reporting currency from the Australian dollar to the U.S. dollar (“the Reorganization”). As a result, the Company’s accompanying consolidated financial statements are stated in U.S. dollars as opposed to Australian dollars, which was the currency the Company previously used to present its financial statements, and have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP.

In the Reorganization, all outstanding News Corporation Limited (“TNCL”) ordinary shares and preferred limited voting ordinary shares were cancelled and shares of Class A Common Stock and Class B Common Stock were issued in exchange, respectively, on a one-for-two share basis. The financial statements have been presented as if the one for two share exchange took place on July 1, 2002.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. MD&A is organized as follows:

•	Overview of Our Business - This section provides a general description of the Company’s businesses, as well as recent developments that have occurred either during fiscal 2005 or early fiscal 2006 that the Company believes are important in understanding the results of operations and financial condition or to disclose known trends.

•	Results of Operations - This section provides an analysis of the Company’s results of operations for the three fiscal years ended June 30, 2005. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•	Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the three fiscal years ended June 30, 2005, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of June 30, 2005. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

•	Critical Accounting Policies - This section discusses accounting policies considered important to the Company’s financial condition and results of operations, and which require significant judgment and estimates on the part of management in application. In addition, Note 2 to the accompanying consolidated financial statements and footnotes summarizes the Company’s significant accounting policies, including the critical accounting policy discussion found herein.

OVERVIEW OF OUR BUSINESS

The Company is a diversified entertainment company, which manages and reports its businesses in eight segments:

•	Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production of original television programming in the United States and Canada.

•	Television, which principally consists of the operation of 35 full power broadcast television stations, including nine duopolies, in the United States (of these stations, 25 are affiliated with the FOX network, nine with the UPN network and one is an independent station); the broadcasting of network programming in the United States, and the development, production and broadcasting of television programming in Asia.

•	Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and DBS operators in the United States.

•	Direct Broadcast Satellite Television, which principally consists of the distribution of premium programming services via satellite directly to subscribers in Italy.

•	Magazines and Inserts, which principally consists of the publication of free standing inserts, which are promotional booklets containing consumer offers distributed through insertion in local Sunday newspapers in the United States, and providing in-store marketing products and services, primarily to consumer packaged goods manufacturers, in the United States and Canada.

•	Newspapers, which principally consists of the publication of four national newspapers in the United Kingdom, the publication of more than 110 newspapers in Australia, and the publication of a mass circulation, metropolitan morning newspaper in the United States.

•	Book Publishing, which principally consists of the publication of English language books throughout the world.

•	Other, which includes NDS Group plc (“NDS”), a Company engaged in the business of supplying digital technology and services, enabling and supporting digital pay-television platform operators and content providers and Global Cricket Corporation (“GCC”), which has the exclusive rights to broadcast the Cricket World Cup and other related International Cricket Council events through 2007.

The Company competes with many different entities and media in various markets worldwide. In addition to competition in each business, the Company competes for opportunities in the entertainment business with other diversified international entertainment companies such as Time Warner, Viacom, Sony Corporation, The Walt Disney Company and NBC Universal. As new technologies for delivering content and services evolve, the Company is pursuing opportunities to distribute content to consumers through various media including the Internet, mobile devices, video-on-demand, interactive television and video games.

Filmed Entertainment

The Filmed Entertainment segment derives revenue from the production and distribution of feature motion pictures and television series. In general, motion pictures produced or acquired for distribution by the Company are exhibited in U.S. and foreign theaters followed by DVDs (which continue to be a growing revenue stream in the filmed entertainment industry), pay-per-view television, premium subscription television, network television and basic cable and syndicated television exploitation. Television series initially produced for the networks and first-run syndication are generally licensed to domestic and international markets concurrently. The more successful series are typically released in seasonal DVD box sets and later syndicated in domestic markets and international markets. The length of the revenue cycle for television series will vary depending on the number of seasons a series remains in active production and therefore may cause fluctuations in operating results.

The revenues and operating results of the Filmed Entertainment segment are significantly affected by the timing of the Company’s theatrical and home entertainment releases, the number of its original and returning television series that are aired by television networks, and the number of its television series in off-network syndication. Theatrical release dates are determined by several factors, including timing of vacation and holiday periods and competition in the marketplace. In seeking to manage its risk, the Company has pursued a strategy of entering into agreements to share the financing of certain films with other parties. The parties to these arrangements include studio and non-studio entities, both domestic and foreign. In several of these agreements, other parties control certain distribution rights.

Operating costs incurred by the Filmed Entertainment segment include exploitation costs, primarily theatrical prints and advertising and home entertainment marketing and manufacturing costs; the amortization of capitalized production, overhead and interest costs; and participations and talent residuals. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead.

Feature film and television production and distribution are speculative businesses since the revenues derived from the production and distribution of a feature film or television series depends primarily upon their acceptance by the public, which is difficult to predict. Operating results derived from the Company’s motion picture and television production businesses fluctuate depending upon cost of such productions, the commercial success of the feature films and television series produced and the timing of the recognition of related revenues. Motion picture and television production has experienced cycles in which increased costs for talent and other factors have resulted in higher production costs. The commercial success of a feature film or television series also depends upon the quality and acceptance of other competing films and television series released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Further, the theatrical success of a feature film and the audience ratings for a television series are generally key factors in generating revenues from other distribution channels, such as home entertainment and premium pay television, with respect to feature films, and syndication and home entertainment, with respect to television series. License fees received for television exhibition (including international and U.S. premium television and basic cable television) are recorded as revenue in the period that licensed films or programs are available for such exhibition, which may cause substantial fluctuations in operating results.

The Company competes with other major studios, such as Disney, DreamWorks, Paramount, Sony, Universal and Warner Bros. and independent film producers in the production and distribution of motion pictures and DVDs. As a producer and distributor of television programming, the Company competes with studios, television production groups, and independent producers and syndicators such as Disney, Sony, NBC Universal, Warner Bros. and Paramount Television to sell programming both domestically and internationally. The Company also competes to obtain creative talent and story properties which are essential to the success of the Company’s filmed entertainment businesses.

Developments in technology, including digital copying and file compression, and the growing penetration of high-bandwidth Internet connections, increase the threat of content piracy by making it easier to duplicate and widely distribute pirated material. The Company has taken, and will continue to take, a variety of actions to combat piracy, both individually and together with industry associations. To the extent that piracy in the filmed entertainment industry continues or increases, the Company’s revenues in this segment may be materially adversely impacted.

In the operation of its businesses, the Company engages the services of writers, directors, actors and others, which are subject to collective bargaining agreements. Work stoppages and/or higher costs in connection with these agreements could adversely impact the Company’s operations.

Television and Cable Network Programming

The Company’s U.S television operations consist of the FOX Broadcast Network (“FOX”) and the 35 television stations owned by the Company. The Company’s International television operations consist primarily of STAR Group Limited (“STAR”).

The Television segment derives revenues principally from the sale of advertising time. The Cable Network Programming segment also derives a portion of its revenues from advertising sales. The sale of advertising time is affected by viewer demographics, program ratings, major sporting events, major political elections and general market conditions. Adverse changes in the general market conditions for advertising may affect revenues and operating results. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as buying patterns. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. This could cause the Company’s revenues and operating results to decline significantly in any given period. Rating points for the Television segment and Cable Network Programming segment are also factors that are weighed when deciding on the advertising rates and the renegotiation of affiliate rates that the Company receives. Poor ratings can lead to a reduction in pricing and advertising spending.

The television broadcast environment is highly competitive. The primary methods of competition in broadcast television are the development and acquisition of popular programming and the development of audience interest through programming promotion, in order to sell advertising at profitable rates. FOX competes for audience, advertising revenues and programming with other broadcast networks such as CBS, ABC, NBC, UPN and the WB, independent television stations, cable program services as well as other media, including DBS television services, DVDs, print and the Internet. In addition, FOX competes with the other broadcast networks to secure affiliations with independently owned television stations in markets across the country.

The television stations owned and operated by the Company compete for programming, audiences and advertising revenues with other television stations and cable networks in their respective coverage areas and, in some cases, with respect to programming, with other station groups, and in the case of advertising revenues, with other local and national media. The competitive position of the television stations owned by the Company is largely influenced by the strength of FOX, and, in particular, the primetime viewership of FOX, as well as the quality of the syndicated programs and local news programs in time periods not programmed by FOX.

In 2002, Nielsen Media Research (“Nielsen”) began to transition the existing local television ratings system to the use of Local People Meters (“LPMs”) in certain large markets. The transition to LPMs has adversely impacted the ratings of the television stations owned by the Company in the markets where the transition has occurred. In the fourth quarter of fiscal 2005, Nielsen introduced LPMs in the Philadelphia and Washington D.C. markets. In fiscal 2006, Nielsen plans to introduce LPMs in the Dallas and Detroit markets.

Newer technologies, including video on demand, personal video recorders and other devices that allow users to view television or motion pictures from a remote location or on a time-delayed basis, and technologies which implement the ability for users to fast-forward, rewind, pause and skip programming may cause changes in consumer behavior that could affect the attractiveness of the Company’s offerings to viewers, advertisers and/or distributors and could, therefore, have an adverse effect on the Company’s businesses, particularly its Television and Cable Network Programming businesses.

Generally, the Company’s cable networks, which target various demographics, derive a majority of their revenues from monthly affiliate fees received from cable television systems and DBS operators based on the number of its subscribers, net of the amortization of cable distribution investments (capitalized fees paid to a cable operator or DBS operator to facilitate the launch of a cable network). Cable television and DBS are currently the predominant means of distribution of the Company’s program services in the United States. Internationally, distribution technology varies region by region.

The Company’s cable networks compete for carriage on cable television systems, DBS operators and other distributors with other program services, as well as other uses of bandwidth, such as retransmission of free over-the-air broadcast networks, telephony and data transmission. A primary focus of competition is for distribution of the Company’s cable networks that are not already distributed within a particular cable television or DBS system. For such program services, distributors make decisions on the use of bandwidth based on various considerations, including amounts paid by programmers for launches, subscription fees payable by distributors and appeal to the distributors’ subscribers.

FOX is dependent upon the maintenance of affiliation agreements with third party owned television stations, and there can be no assurance that these affiliation agreements will be renewed in the future on terms acceptable to the Company. The loss of a significant number of these affiliation arrangements could reduce the distribution of FOX thereby adversely affecting the Company’s ability to sell national advertising time. Similarly, the Company’s cable networks maintain affiliation and carriage arrangements that enable them to reach a large percentage of cable television and direct broadcast satellite households across the United States. The loss of a significant number of these arrangements or the loss of carriage on basic programming tiers could reduce the distribution of the Company’s cable networks, which may also adversely affect such cable networks’ revenues from subscriber fees and ability to sell national and local advertising time.

In Asia, STAR’s programming is primarily distributed via satellite to local cable operators or other pay TV platform operators for distribution to their subscribers. STAR derives its revenue from the sale of advertising time as well as affiliate fees from these pay TV platform operators.

The most significant operating expenses of the Television segment and the Cable Network Programming segment are expenses related to acquiring and producing programming and the production and technical expenses related to operating the technical facilities of the broadcaster or cable network. Other expenses include promotional expenses related to improving the market visibility and awareness of the broadcaster or cable network and sales commissions paid to the in-house advertising sales force, as well as salaries, employee benefits, rent and other routine overhead.

Sports programming rights contracts between the Company, on the one hand, and various professional sports leagues and teams, on the other, have varying duration and renewal terms. As these contracts expire, the Company may seek renewals on commercial terms; however, third parties may outbid the current rights holders for such rights contracts. In addition, professional sports leagues or teams may create their own networks or the renewal costs could substantially exceed the original contract cost. The loss of rights could impact the extent of the sports coverage offered by FOX and its affiliates, and the Company’s regional sports networks (“RSNs”), and could adversely affect its advertising and affiliate revenues. Conversely, if the Company is able to renew these contracts, the results could be adversely affected if escalations in sports programming rights costs are unmatched by increases in advertising rates and, in the case of cable networks, subscriber fees.

The Company has several multi-year sports rights agreements, including contracts with the National Football League (“NFL”) through fiscal 2012, contracts with the National Association of Stock Car Auto Racing (“NASCAR”) for certain races through calendar year 2006 and exclusive rights for certain ancillary content through calendar year 2012, and a contract with Major League Baseball (“MLB”) through calendar year 2006. These contracts provide the Company with the broadcast rights to certain national sporting events during their respective terms. In June 2005, NASCAR exercised an early termination clause in one of its contracts. Prior to the early termination, the Company had the right to broadcast certain races through calendar year 2008. The Company still maintains certain exclusive NASCAR ancillary content rights through calendar year 2012. The costs of these sports contracts are charged to expense based on the ratio of each period’s operating profits to estimated total remaining operating profit of the contract.

The profitability of these long-term national sports contracts, as discussed above, is based on the Company’s best estimates at June 30, 2005 of directly attributable revenues and costs; such estimates may change in the future, and such changes may be significant. Should revenues decline from estimates applied at June 30, 2005, a loss will be recorded. Should revenues improve as compared to estimated revenues, the Company will have a positive operating profit related to the contract, which will be recognized over the estimated remaining contract term.

In general, the television broadcasting and multichannel video programming and distribution industries in the United States are highly regulated by federal laws and regulations issued and administered by various federal agencies, including the Federal Communications Commission (“FCC”). The FCC generally regulates, among other things, the ownership of media (including ownership by non-U.S. citizens), broadcast and multichannel video programming and technical operations of broadcast and satellite licensees. Further, the United States Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operations and ownership of the Company’s U.S. media properties. Similarly, changes in regulations imposed by governments in other jurisdictions in which the Company, or entities in which it has an interest, operate could adversely affect the Company’s business and results of operations.

While the Company seeks to ensure compliance with federal indecency laws and related FCC regulations, the definition of “indecency” is subject to interpretation and there can be no assurance that the Company will not broadcast programming that is ultimately determined by the FCC to violate the prohibition against indecency. Such programming could subject the Company to regulatory review or investigation, fines, adverse publicity or other sanctions, including the loss of station licenses.

Direct Broadcast Satellite Television

SKY Italia derives revenues principally from subscriber fees. The Company believes that the quality and variety of video, audio and interactive programming, quality of picture, access to service, customer service and price are the key elements for gaining and maintaining market share. SKY Italia’s competition includes companies that offer video, audio, interactive programming, telephony, data and other information and entertainment services, including broadband Internet providers, digital terrestrial transmission (“DTT”) services, wireless companies and companies that are developing new technologies.

During the fiscal year, competitive DTT services in Italy expanded to include pay-per-view offering of soccer games previously available exclusively on the SKY Italia platform. The Company is currently prohibited from providing a DTT service under regulations of the European Commission. In addition, the Italian government offers a subsidy on DTT decoders. As a result, DTT operators could entice potential SKY Italia subscribers to their system.

SKY Italia’s most significant operating expenses are those related to acquiring entertainment, movie and sports programming and subscribers and the production and technical expenses related to operating the technical facilities.

Magazines and Inserts

The Magazine and Inserts segment derives revenues from the sale of advertising space in free standing inserts, in-store promotional advertising, subscriptions and production fees. Adverse changes in general market conditions for advertising may affect revenues. Operating expenses for the Magazine and Inserts segment include paper costs, promotional, printing, retail commissions, distribution expenses and production costs. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead.

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

The Newspapers segment’s advertising volume and the price of newsprint are the key uncertainties whose fluctuations can have a material effect on the Company’s operating results and cash flow. The Company has to anticipate the level of advertising volume and newsprint prices in managing its businesses to maximize operating profit during expanding and contracting economic cycles. Newsprint is a basic commodity and its price is sensitive to the balance of supply and demand. The Company’s costs and expenses are affected by the cyclical increases and decreases in the price of newsprint. The newspapers published by the Company compete for readership and advertising with local and national newspapers and also compete with television, radio and other communications media in their respective locales. Competition for newspaper circulation is based on the news and editorial content of the newspaper, cover price and, from time to time, various promotions. The success of the newspapers published by the Company in competing with other newspapers and media for advertising depends upon advertisers’ judgments as to the most effective use of their advertising budgets. Competition for advertising among newspapers is based upon circulation levels, reader demographics, advertising rates and advertiser results. Such judgments are based on factors, such as cost, availability of alternative media, circulation and quality of readership demographics.

Book Publishing

The Book Publishing segment derives revenues from the sale of adult and children’s books in the United States and internationally. The revenues and operating results of the Book Publishing segment are significantly affected by the timing of the Company’s releases and the number of its books in the marketplace. The book publishing marketplace is subject to increased periods of demand in the summer months and during the end-of-year holiday season. Each book is a separate and distinct product, and its financial success depends upon many factors, including public acceptance.

Major new title releases represent a significant portion of the Company’s sales throughout the year. Consumer books are generally sold on a fully returnable basis, resulting in the return of unsold books. In the domestic and international markets, the Company is subject to global trends and local economic conditions.

Operating expenses for the Book Publishing segment include costs related to paper, printing, authors’ royalties, editorial, art and design expenses. Selling, general and administrative expenses include promotional expenses, salaries, employee benefits, rent and other routine overhead.

The book publishing business operates in a highly competitive market and has been affected by consolidation trends. This market continues to change in response to technological innovations and other factors. Recent years have brought a number of significant mergers among the leading book publishers. The book superstore remains a significant factor in the industry contributing to the general trend toward consolidation in the retail channel. There have also been a number of mergers completed in the distribution channel. The Company must compete with other publishers such as Random House, Penguin Group and Simon & Schuster for the rights to works by well-known authors and public personalities. Although the Company currently has strong positions in each of its markets, further consolidation in the book publishing industry could place us at a competitive disadvantage with respect to scale and resources.

Other Recent Business Developments

In July 2005, the Company announced the formation of Fox Interactive Media (“FIM”), a new unit that will manage the Company’s entertainment, news and sports brands, including foxsports.com, foxnews.com and fox.com, and the Company owned television station web properties, across the Internet. FIM will focus on leveraging the Company’s current and archive video assets, while building an integrated web domain with multiple points of entry and navigation capabilities that users will be able to customize and personalize.

In July 2005, the Company also announced that it signed a definitive agreement to acquire Intermix Media, Inc. (“Intermix”) for approximately $580 million in cash, or the equivalent of $12 per common share. In a related transaction, the Company agreed to loan approximately $70 million to Intermix, which may be used by Intermix to exercise its option to acquire the 47% of MySpace.com that it does not already own. Upon completion of the transactions, both MySpace.com and Intermix’s websites will become part of News Corporation’s newly formed Fox Interactive Media unit, as discussed above. This transaction is expected to close in the second quarter of fiscal 2006 and is subject to certain customary conditions including the approval of the Intermix common and preferred stockholders.

In August 2005, the Company announced that it had signed a definitive agreement to acquire Scout Media, Inc., the parent company of Scout.com, the country’s leading independent online sports network, and Scout Publishing, producer of widely read local sports magazines in the U.S., for approximately $60 million.

RESULTS OF OPERATIONS

Results of Operations – Fiscal 2005 versus Fiscal 2004

The following table sets forth the Company’s operating results for fiscal 2005 as compared to fiscal 2004.

	For the year ended June 30,
	2005	2004	Change	% Change
	($ millions)
Revenues	$23,859	$20,802	$3,057	15%

Expenses:
Operating	$15,901	$13,942	$1,959	14%
Selling, general and administrative	3,697	3,364	333	10%
Depreciation and amortization	648	565	83	15%
Other operating expense	49	—	49	**

Total operating income	$3,564	$2,931	$633	22%

Interest expense, net	$(536)	$(532)	$(4)	(1)%
Equity earnings of affiliates	355	170	185	**
Other, net	178	186	(8)	(4)%

Income before income tax expense and minority interest in subsidiaries	$3,561	$2,755	$806	29%

Income tax expense	(1,220)	(1,014)	(206)	(20)%
Minority interest in subsidiaries, net of tax	(213)	(208)	(5)	(2)%

Net income	$2,128	$1,533	$595	39%

**	not meaningful

Overview – For the fiscal year ended June 30, 2005, the Company’s revenues increased $3,057 million from $20,802 million for the fiscal year ended June 30, 2004 to $23,859 million. This 15% increase was primarily due to revenue increases at the Filmed Entertainment, Newspaper, Direct Broadcast Satellite Television, Television and Cable Network Programming segments. Operating expenses increased approximately 14% for the fiscal year ended June 30, 2005 from fiscal 2004, primarily due to increased theatrical releasing costs, home entertainment marketing and manufacturing costs and amortization of production and participation costs at the Filmed Entertainment segment, and increased sports programming and entertainment programming costs at the Television, Cable Network Programming and Direct Broadcast Satellite Television segments. Selling, general and administrative expenses increased approximately 10% from fiscal 2004 primarily due to increased subscriber acquisition costs at SKY Italia and increased employee costs in support of the Company’s growing businesses.

Depreciation and amortization increased approximately 15% primarily due to accelerated depreciation recognized on printing plant assets in the United Kingdom and amortization on the intangible assets acquired in the Fox Entertainment Group acquisition. In fiscal 2005, the Company also recognized Other operating expense of $49 million in relation to the Reorganization into the United States. For the fiscal year ended June 30, 2005, Operating income increased $633 million to $3,564 million from fiscal 2004. These increases were primarily due to improved revenue increases noted above.

Interest expense, net – Interest expense increased $4 million from fiscal 2004 due primarily to interest on the Company’s issuance of $1.75 billion in Senior Notes in December 2004 partially offset by increased interest income on higher cash balances.

Equity earnings of affiliates – Equity earnings of affiliates of $355 million for the fiscal year ended June 30, 2005 increased $185 million from $170 million for the fiscal year ended June 30, 2004 primarily due to increased contributions from British Sky Broadcasting Group plc (“BSkyB”) and the comparatively favorable impact from foreign currency fluctuations reported by the Latin America DBS platforms, partially offset by increased losses at The DIRECTV Group, Inc. (“DIRECTV”).

	For the year ended June 30,
	2005	2004	Change	% Change
	($ millions)
The Company’s share of equity earnings (losses) of affiliates principally consists of:
British Sky Broadcasting Group plc	$374	$265	$109	(41)%
The DIRECTV Group, Inc.	(186)	(57)	(129)	**
Sky Brasil	49	(37)	86	**
Innova	27	(10)	37	**
FOXTEL	(20)	(19)	(1)	(5)%
Other equity affiliates	111	28	83	**

Total Equity earnings (losses) of affiliates	$355	$170	$185	**

**	not meaningful

The Company’s share of DIRECTV’s losses for the fiscal year ended June 30, 2005 was $186 million and includes the Company’s share of DIRECTV’s increased loss from its sale of PanAmSat resulting from a reduction in the sales proceeds, the Company’s portion of the SPACEWAY program impairment and the amortization of certain finite-lived assets and liabilities as of December 22, 2003 and, as required, exclude certain items that were recognized by DIRECTV as income and expense within its results.

Other, net – For the fiscal year ended June 30, 2005, the Company reported income of $178 million in Other, net primarily comprised of the unrealized gain in fair value on the Company’s exchangeable securities in the amount of approximately $246 million and a gain on the sale of Rogers Sportsnet of approximately $39 million, partially offset by an $85 million loss on the exchange of the Company’s investment in Regional Programming Partners (“RPP”) and a $55 million loss on the sale of a Latin American DBS business to DIRECTV. For the fiscal year ended June 30, 2004, Other, net of $186 million was primarily comprised of a gain on the sale of SKY PerfecTV! of approximately $105 million, the receipt of a $52 million dividend from Monarchy Enterprises Holdings, B.V., a cost based investment, a gain of $26 million related to the settlement of the Company’s insurance claim primarily for the September 2001 loss of its broadcast tower at the World Trade Center in New York, and the unrealized gain in fair value on the Company’s exchangeable securities in the amount of $18 million.

Income tax expense – The effective tax rate for the fiscal year ended June 30, 2005 is 34% as compared to the effective tax rate of 37% for fiscal 2004. The effective tax rate for the fiscal year ended June 30, 2005 is lower than the U.S. statutory rate primarily due to the resolution of foreign income tax audits during fiscal 2005.

Excluding this tax benefit, the effective tax rate was 38% for the fiscal year ended June 30, 2005 and is higher than the U.S. statutory rate primarily due to state and foreign income taxes.

Net income – For the fiscal year ended June 30, 2005, the Company reported net income of $2,128 million as compared to $1,533 million for the fiscal year ended June 30, 2004. This increase was primarily due to the operating income increase noted above.

Segment Analysis:

The following table sets forth the Company’s revenues and operating income by segment, for fiscal 2005 as compared to fiscal 2004.

	For the year ended June 30,
	2005	2004	Change	% Change
	($ millions)
Revenues:
Filmed Entertainment	$5,919	$5,187	$732	14%
Television	5,338	5,027	311	6%
Cable Network Programming	2,688	2,409	279	12%
Direct Broadcast Satellite Television	2,313	1,665	648	39%
Magazines & Inserts	1,068	979	89	9%
Newspapers	4,083	3,425	658	19%
Book Publishing	1,327	1,276	51	4%
Other	1,123	834	289	35%

Total revenues	$23,859	$20,802	$3,057	15%

Operating income (loss):
Filmed Entertainment	$1,058	$905	$153	17%
Television	952	950	2	—
Cable Network Programming	702	488	214	44%
Direct Broadcast Satellite Television	(173)	(277)	104	38%
Magazines & Inserts	298	271	27	10%
Newspapers	740	565	175	31%
Book Publishing	164	157	7	4%
Other	(177)	(128)	(49)	(38)%

Total operating income	$3,564	$2,931	$633	22%

Filmed Entertainment (25% of the Company’s consolidated revenues in fiscal years 2005 and 2004)

For the fiscal year ended June 30, 2005, revenues at the Filmed Entertainment segment increased from $5,187 million to $5,919 million or 14%. This increase was primarily due to higher worldwide home entertainment revenues and worldwide theatrical revenues. Higher home entertainment revenues reflect the strong worldwide performances of The Day After Tomorrow, Garfield, Dodgeball, Alien vs. Predator, I, Robot, the Star Wars Trilogy, and the distribution fees earned for The Passion of the Christ. In addition, television titles such as 24, The Simpsons and Family Guy also contributed to this increase. The Company’s DVD revenues rose approximately 32% for the fiscal year ended June 30, 2005 over fiscal 2004, with 81% and 19% of DVD revenues generated from the sale and distribution of film titles and television titles, respectively. The theatrical revenue increase was driven by several strong worldwide theatrical releases including I, Robot, Alien vs. Predator, Robots, Hide & Seek, Sideways, and Kingdom of Heaven as well as continued contributions from fiscal 2004 releases including Dodgeball, Garfield and The Day After Tomorrow. Fiscal 2004 included the theatrical releases League of Extraordinary Gentlemen, Cheaper by the Dozen, Master and Commander: The Far Side of the World, 28 Days Later, Man on Fire, The Day After Tomorrow, Garfield, and Dodgeball.

For the year ended June 30, 2005, the Filmed Entertainment segment reported Operating income of $1,058 million as compared to $905 million in fiscal 2004. This improvement was due to the revenue increases noted above as well as the distribution fees earned for Star Wars Episode III: Revenge of the Sith and Mr. and Mrs. Smith, partially offset by increased theatrical releasing costs, home entertainment marketing and manufacturing costs, amortization of production and participation costs directly associated with the increase in revenues noted above and the disappointing theatrical release of Flight of the Phoenix.

Television (22% and 24% of the Company’s consolidated revenues in fiscal years 2005 and 2004, respectively)

The Television segment reported revenue of $5,338 million for the fiscal year ended June 30, 2005 as compared to $5,027 million in fiscal 2004. Operating income at the Television segment was $952 million as compared to $950 million in fiscal 2004.

Revenues for the fiscal year ended June 30, 2005 at the Company’s U.S. television operations increased approximately 6% from fiscal 2004. The Company experienced increased advertising revenues from the telecast of the Super Bowl and Daytona 500, which were not telecast on FOX in fiscal 2004 and higher pricing for NFL regular season and prime time broadcasts. This increase was partially offset by a decrease in prime time ratings as compared to fiscal 2004, advertising weakness in the U.S. markets as well as the adverse impact of the transition to LPMs on ratings. Operating income for the fiscal year ended June 30, 2005 at the Company’s U.S. television operations decreased approximately 7% as compared to fiscal 2004. This is due primarily to increased sports programming costs for the Super Bowl and Daytona 500 and increased entertainment program costs for returning series. Partially offsetting this increase in Operating loss are lower advertising expenses, lower priced renewals of expired syndicated product and lower music license fees.

Revenues and operating income for the fiscal year ended June 30, 2005 at the Company’s international television operations increased from fiscal 2004. These increases were primarily driven by increased advertising revenues due to growth in India and increased subscription revenues due to the launch of new channels in India.

Cable Network Programming (11% and 12% of the Company’s consolidated revenues in fiscal years 2005 and 2004, respectively)

Total revenues for the Cable Network Programming segment increased by $279 million or approximately 12% from $2,409 million to $2,688 million for the fiscal year ended June 30, 2005. This increase reflected improved results across all of the Cable Network Programming channels. Fox News Channel’s (“Fox News”), the FX Network’s (“FX”) and the RSN’s revenues increased 20%, 18%, and 9%, respectively, over fiscal 2004.

At Fox News, advertising revenues increased 22% over fiscal 2004 primarily driven by higher national pricing and higher volume. Net affiliate revenue increased 14%, which can be attributed to an increase in subscribers and higher rates per subscriber as compared to fiscal 2004. As of June 30, 2005, Fox News reached approximately 88 million Nielsen households, a 3% increase over fiscal 2004.

At FX, advertising revenues increased 18% over fiscal 2004 due to higher ratings and improved pricing. Net affiliate revenue increased 18% over fiscal 2004, reflecting an increase in subscribers and higher average rates per subscriber. As of June 30, 2005, FX reached approximately 87 million Nielsen households, a 4% increase over fiscal 2004.

At the RSNs, net affiliate revenue increased 11% over fiscal 2004 primarily due to an increase in DBS subscribers and higher average rates per subscriber, net of allowances related to the cancellation of the 2004-05 National Hockey League (“NHL”) season, as well as the additional revenue from the consolidation of the RSNs in Florida and Ohio in April 2005. Advertising revenues increased 3% due to the consolidation of RSNs in Florida and Ohio in April 2005, which more than offset the negative impact from the absence of NHL telecasts as a result of the cancellation of the NHL season.

The Cable Network Programming segment reported operating income of $702 million, an increase of $214 million over fiscal 2004. This improvement was primarily driven by the revenue increases noted above as well as lower programming costs at the RSNs due to the NHL season cancellation and the absence of losses from the Los Angeles Dodgers (“Dodgers”) due to the its sale in fiscal 2004. Partially offsetting these improvements were higher programming expenses for original series and movies at FX, higher programming and news gathering costs at Fox News and for additional MLB and National Basketball Association (“NBA”) events at the RSNs.

Direct Broadcast Satellite Television (10% and 8% of the Company’s consolidated revenues in fiscal years 2005 and 2004, respectively)

For the fiscal year ended June 30, 2005, SKY Italia’s revenues increased to $2,313 million from $1,665 million in fiscal 2004. The 39% revenue growth was primarily driven by the addition of approximately 650,000 net new subscribers during fiscal 2005 which resulted in SKY Italia’s subscriber base growing to approximately 3.3 million at June 30, 2005. SKY Italia also improved its subscriber churn rate to approximately 9% from approximately 19% in fiscal 2004. Subscriber churn for the period represents the number of SKY Italia subscribers who terminate service during the period divided by the average SKY Italia subscribers for that period.

Also contributing to revenue growth during the year ended June 30, 2005 was an increase in average rate per subscriber (“ARPU”) from approximately €42 in fiscal 2004 to approximately €44 in fiscal 2005. This increase was driven by subscribers opting for more premium programming. SKY Italia calculates ARPU by dividing total subscriber-related revenues for the period by the average subscribers for the period, and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue for the period. Average subscribers are calculated for the period by adding the beginning and ending subscribers for the period and dividing by two.

Subscriber acquisition costs per subscriber (“SAC”) increased from €204 in fiscal 2004 to €243 in fiscal 2005 primarily due to the Company’s free installation program implemented in fiscal 2005. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross new Sky Italia subscribers during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly by SKY Italia to subscribers and the costs related to installation and acquisition advertising, net of any upfront activation fee. SKY Italia excludes the value of equipment capitalized under SKY Italia’s equipment lease program as well as payments and the value of returned equipment related to disconnected lease program subscribers from subscriber acquisition costs.

For the fiscal year ended June 30, 2005, the operating loss at SKY Italia of $173 million, improved by 38% as compared to the loss of $277 million in fiscal 2004. The revenue growth was partially offset by increased programming spending primarily due to the broadcast of additional soccer matches and movie titles as well as the addition of ten new entertainment and news channels on the basic programming tier. Additionally, the Company incurred costs associated with the one-time swap-out of set-top boxes which were using outdated encryption software. In fiscal 2005, the weakening of the U.S. dollar against the Euro resulted in approximately 6% of the increase in revenue and operating loss as compared to fiscal 2004.

Magazines and Inserts (4% and 5% of the Company’s consolidated revenues in fiscal years 2005 and 2004, respectively)

For the fiscal year ended June 30, 2005, revenues at the Magazines and Inserts segment increased $89 million to $1,068 million from $979 million in fiscal 2004. This was primarily the result of a volume increase in the Company’s InStore advertising business due to higher demand for its at-shelf advertising products in supermarkets in the United States. Operating income increased to $298 million in fiscal 2005 from $271 million in fiscal 2004. This increase is primarily due to the revenue increases noted above.

Newspapers (17% and 16% of the Company’s consolidated revenues in fiscal years 2005 and 2004, respectively)

The Newspapers segment reported revenue of $4,083 million for the fiscal year ended June 30, 2005 as compared to $3,425 million in fiscal 2004. For the year ended June 30, 2005, Operating income at the Newspapers segment was $740 million, an increase of 31% from $565 million in fiscal 2004 resulting from increases at the Company’s Australian operations and a recovery related to the refurbishment of its U.S. printing plant, partially offset by decreases at the Company’s U.K. operations.

For the fiscal year ended June 30, 2005, U.K. newspapers’ revenues increased approximately 11% primarily due to increased circulation and advertising revenues and the weakening of the U.S. dollar against Sterling. Circulation revenue increased over the corresponding period of fiscal 2004 due to the national rollout of the compact product at The Times, as well as cover price increases on the Company’s other U.K. national papers. This increase in circulation revenue was partly offset by lower net circulation at The Sun, The Sunday Times and The News of the World. Advertising revenue was higher due to increases at the Company’s U.K. national newspapers primarily due to a higher volume on color advertisements and increased commercial inserts. This increase in advertising revenue was partially offset by a decrease at The Times due to lower volumes and prices. Operating income decreased for the fiscal year ended June 30, 2005 as compared to fiscal 2004. This decrease is primarily due to increased depreciation and other costs associated with the development of new printing plants in the United Kingdom over the next four to five years. Also contributing to the decrease in operating income are increased operating costs resulting from increased production, increased pagination and higher newsprint costs. These additional costs were partly offset by lower promotion costs in fiscal 2005 as well as the weakening of the U.S. dollar against Sterling. During the fiscal year ended June 30, 2005, the weakening of the U.S. dollar against Sterling resulted in approximately 7% increases to both revenues and operating income as compared to fiscal 2004.

For the fiscal year ended June 30, 2005, the Company’s Australian newspapers’ revenues increased 34% due to the consolidation of the results of QPL in November 2004, improved display and classified revenues and the weakening of the U.S. dollar against the Australian dollar. The advertising revenue increases were driven by the continued strong economic conditions in Australia and new sales initiatives, resulting in gains in national, retail and employment display and the employment and real estate classified sections. Operating income increased 58% as compared to fiscal 2004 primarily due to the revenue increases noted above. During the fiscal year ended June 30, 2005, the weakening U.S. dollar resulted in increases of approximately 5% in revenues and operating income, noted above, as compared to the fiscal year ended June 30, 2004.

Book Publishing (6% of the Company’s consolidated revenues in fiscal years 2005 and 2004)

HarperCollins recorded revenues of $1,327 million in fiscal 2005, a $51 million or 4% increase from revenues of $1,276 million in fiscal 2004. The revenue increase is primarily attributable to strong performances in the General Books, Childrens and United Kingdom divisions including the strong sales of the 11 titles in Lemony Snicket’s A Series of Unfortunate Events. In fiscal 2005, HarperCollins had 103 titles on the New York Times Bestseller List with 15 titles reaching the number one position compared to 97 titles on the New York Times Bestseller List for fiscal 2004. Other notable releases and strong titles in fiscal 2005 included The Purpose Driven Life by Rick Warren, State Of Fear by Michael Crichton, YOU: The Owners Manual by Michael F. Roizen and Mehmet C. Oz, American Soldier by Tommy Franks, Winning by Jack Welch, and Freakonomics by Steven Levitt and Stephen Dunbar. Operating income was $164 million in fiscal 2005, an increase of 4% from fiscal 2004 due to the revenue increases noted above.

Other (5% and 4% of the Company’s consolidated revenues in fiscal years 2005 and 2004, respectively)

For the fiscal year ended June 30, 2005, revenues at the Other segment increased from $834 million for fiscal 2004 to $1,123 million. Included in this increase were higher revenues at NDS and GCC. The increase in NDS’ revenues was due to increased smartcard shipments as well as an increase in total authorized smartcards in use as compared to fiscal 2004. The increase in GCC’s revenues was due to the International Cricket Council Champions Trophy 2004 that was held in September 2004 with no comparable event in fiscal 2004. For the fiscal year ended June 30, 2005, the Other segment reported Operating losses of $177 million as compared to $128 million in fiscal 2004. The increased loss was due to costs related to the Reorganization and increased research and development costs at NDS, partially offset by the revenue increases noted above.

Results of Operations—Fiscal 2004 versus Fiscal 2003

The following table sets forth the Company’s operating results for fiscal 2004 as compared to fiscal 2003.

	For the year ended June 30,
	2004	2003	Change	% Change
	($ millions)
Revenues	$20,802	$17,380	$3,422	20%

Expenses:
Operating	$13,942	$11,894	$2,048	17%
Selling, general and administrative	3,364	2,692	672	25%
Depreciation and amortization	565	414	151	36%

Total operating income	$2,931	$2,380	$551	23%

Interest expense, net	$(532)	$(524)	$(8)	(2)%
Equity earnings (losses) of affiliates	170	(344)	514	**
Gain on issuance of subsidiary/affiliate shares	—	163	(163)	**
Other, net	186	(9)	195	**

Income before income tax expense and minority interest in subsidiaries	$2,755	$1,666	$1,089	65%
Income tax expense	(1,014)	(629)	(385)	(61)%
Minority interest in subsidiaries, net of tax	(208)	(215)	7	3%

Net income	$1,533	$822	$711	86%

**	not meaningful

Overview – For the year ended June 30, 2004, the Company’s revenues increased $3,422 million from $17,380 million for the year ended June 30, 2003 to $20,802 million. This 20% increase was primarily due to revenue increases at the Filmed Entertainment, Television, Cable Network Programming, Direct Broadcast Satellite Television and Newspapers segments. Operating expenses increased approximately 17% for the year ended June 30, 2004 primarily due to the inclusion of twelve months of operating results of SKY Italia as compared to only two months of results in fiscal 2003, higher film amortization and increased home entertainment manufacturing and marketing costs at the Filmed Entertainment segment, increased sports programming costs for MLB at the Television segment and system integration costs at the Direct Broadcast Satellite Television segment. For the year ended June 30, 2004, Operating income increased $551 million to $2,931 million from fiscal 2003. These increases were primarily due to improved results at the Filmed Entertainment, Television, Cable Network Programming and Newspapers segments partially offset by the inclusion of twelve months of operating losses of SKY Italia as compared to only two months of losses in fiscal 2003.

Equity earnings (losses) of affiliates – Equity earnings of affiliates of $170 million improved $514 million from losses of $344 million in fiscal 2003. This improvement is primarily due to improved results at BSkyB and the absence of losses due to the consolidation of Stream (now SKY Italia) in fiscal 2004. Also in fiscal 2003, the Company recorded a $305 million charge to recognize an other-than-temporary decline in value of the investment in Gemstar-TV Guide International, Inc. (“Gemstar-TV Guide”). Also contributing to the increases noted above were favorable results at RPP, due to income it recognized from the termination of certain MLB rights agreements. These improvements were partially offset by the inclusion of the Company’s share of losses from DIRECTV, which was acquired in December 2003.

	For the year ended 30 June,
	2004	2003	Change	% Change
	( $ millions)
The Company’s share of equity earnings (losses) of affiliates principally consists of:
British Sky Broadcasting Group plc	$265	$128	$137	**
Gemstar - TV Guide	(39)	(298)	259	87%
The DIRECTV Group, Inc.	(57)	—	(57)	**
Stream	—	(198)	198	**
Other associated entities	1	24	(23)	(96)%

Total Equity earnings (losses) of affiliates	$170	$(344)	$514	**

**	not meaningful

Gain on issuance of subsidiary/affiliate shares – In November 2002, Fox Entertainment Group, Inc. (“FEG”), a subsidiary of the Company sold 50 million shares of its Class A common stock in a public offering. The net proceeds received by FEG were approximately $1.2 billion and were used to repay intercompany indebtedness to the Company and its affiliates. This offering reduced the Company’s equity ownership and voting percentage in FEG from 85% and 98% to 81% and 97%, respectively, and increased minority interest in subsidiaries. In accordance with SAB No. 51, the Company recognized a gain of approximately $71 million in connection with this transaction in Gain on sale of subsidiary/affiliate shares in the accompanying consolidated statements of operations for the year ended June 30, 2003. This gain was limited because the Company’s ownership interest in FEG increased since the time of FEG’s initial public offering in fiscal year 1999.

Also in fiscal 2003, BSkyB, an affiliate of the Company issued 43.2 million new shares as consideration related to its purchase of an interest in British Interactive Broadcasting Holdings Limited. In accordance with SAB No. 51, the Company recognized a gain of approximately $92 million in connection with this transaction in Gain on sale of subsidiary/affiliate shares in the accompanying consolidated statements of operations for the year ended June 30, 2003. As a result of this transaction, the Company’s ownership in BSkyB was diluted to 35%.

No such transactions occurred during fiscal 2004.

Other, net – Other, net was a gain of $186 million for the year ended June 30, 2004. Other, net included a gain of $105 million on the sale of the Company’s interest in Sky PerfecTV!, a DBS service provider. Also, during fiscal 2004, the Company received a special dividend from Monarchy Enterprises Holdings B.V., a cost based investment. The portion of the dividend representing a distribution of the Company’s share of cumulative earnings of the investee of $52 million is reflected as Other, net while the balance was reflected as a return of capital. Other, net also included a gain of $26 million related to the settlement in fiscal 2004 of the Company’s insurance claim primarily for for the September 2001 loss of its broadcast tower at the World Trade Center in New York, New York. The fiscal 2003 amount primarily includes a gain on the settlement of the Company’s exchangeable debt securities embedded derivatives, as discussed below, which was more than offset by a charge of $92 million to write down the Company’s investment in Knowledge Enterprises. The charge was based on Knowledge Enterprises’ planned equity rights offering and reflects the estimated recoverable value of this investment.

The Company has certain outstanding exchangeable debt securities which contain embedded derivatives. Pursuant to SFAS No. 133, these embedded derivatives are not designated as hedges, and, as such, changes in their fair value are recognized in Other, net. Fiscal 2004 and fiscal 2003, Other, net included gains on the change in fair value of exchangeable securities of $18 million and loss of $14 million, respectively. (See Notes 2 and 9 to the Consolidated Financial Statements of News Corporation for a more detailed description of the Company’s exchangeable securities and their corresponding embedded derivatives.)

Income tax expense – The effective tax rate for the year ended June 30, 2004 was 37% as compared to the fiscal 2003 effective tax rate of 38%. The change in the effective tax rate was principally from the non-recognition of a tax benefit on the Gemstar-TV Guide impairment charge in fiscal 2003 with no comparable charge in fiscal 2004.

Minority interest expense. For the year ended June 30, 2004, Minority interest expense decreased $7 million from $215 million for fiscal year 2003 to $208 million. This decrease was primarily due to the allocation of losses of SKY Italia to its minority shareholder, partially offset by improved results at FEG.

Net income – Net income for the year ended June 30, 2004 was $1,533 million, an improvement of $711 million from $822 million for fiscal 2003. This improvement was due to the increased operating results noted above for the year ended June 30, 2004 as compared to fiscal 2003.

Segment Analysis:

The following table sets forth the Company’s revenues and operating income by segment, for fiscal 2004 as compared to fiscal 2003.

	For the year ended June 30,
	2004	2003	Change	% Change
	($ millions)
Revenues:
Filmed Entertainment	$5,187	$4,486	$701	16%
Television	5,027	4,763	264	6%
Cable Network Programming	2,409	2,145	264	12%
Direct Broadcast Satellite Television	1,665	220	1,445	**
Magazines & Inserts	979	923	56	6%
Newspapers	3,425	2,718	707	26%
Book Publishing	1,276	1,162	114	10%
Other	834	963	(129)	(13)%

Total revenues	$20,802	$17,380	$3,422	20%

Operating income (loss):
Filmed Entertainment	$905	$661	$244	37%
Television	950	859	91	11%
Cable Network Programming	488	300	188	63%
Direct Broadcast Satellite Television	(277)	(81)	(196)	**
Magazines & Inserts	271	257	14	5%
Newspapers	565	401	164	41%
Book Publishing	157	131	26	20%
Other	(128)	(148)	20	14%

Total operating income	$2,931	$2,380	$551	23%

Filmed Entertainment (25% and 26% of the Company’s consolidated revenues in fiscal years 2004 and 2003, respectively)

For the year ended June 30, 2004, revenues at the Filmed Entertainment segment increased from $4,486 million to $5,187 million, or 16%. This increase was primarily due to higher worldwide home entertainment revenues reflecting the strong worldwide performances of previously successful theatrical releases, X-2: X-Men United, Daredevil, League of Extraordinary Gentlemen, and Cheaper by the Dozen, and improved performance from various library titles on DVD as compared to fiscal 2003. Television titles, including The Simpsons, 24, Buffy the Vampire Slayer, Dharma & Greg, and Family Guy, also contributed to the increase in home entertainment revenue. The Company’s DVD revenues rose approximately 54% for the year ended June 30, 2004 over fiscal 2003, with 78% and 22% of DVD revenues generated from the sale and distribution of film titles and television titles, respectively. In addition, a stronger film lineup and more feature films available during fiscal 2004 contributed higher revenues from worldwide pay and free television. Fiscal 2003 home entertainment titles included the successes of Ice Age, Minority Report, and Shallow Hal.

The year ended June 30, 2004 also included several strong theatrical releases, including Day After Tomorrow, Dodgeball, Man on Fire, Garfield, and Master and Commander: The Far Side of the World. Fiscal 2003 theatrical releases included X-2: X-Men United, Daredevil, Minority Report, Road to Perdition, and Drumline.

For the year ended June 30, 2004, the Filmed Entertainment segment reported Operating income of $905 million as compared to $661 million in fiscal 2003. These improvements were due to the revenue increases noted above, partially offset by increased home entertainment marketing and manufacturing costs directly associated with the increase in worldwide home entertainment revenues.

Television (24% and 27% of the Company’s consolidated revenues in fiscal years 2004 and 2003, respectively)

For the year ended June 30, 2004, the Television segment reported revenues of $5,027 million as compared to $4,763 million in fiscal 2003. This increase was primarily due to advertising revenue increases at the television stations owned by the Company and FOX driven by an increased number of MLB games televised and improved ratings and pricing for the MLB 2003 post season, the 2004 broadcast of the Emmy Awards, which were not telecast on FOX in fiscal 2003, higher pricing and strong sales for NFL broadcasts, and strong sales for American Idol. Additionally, the television stations owned by the Company experienced strong advertising sales for their local morning newscasts. Also contributing to the increase, STAR advertising revenues increased approximately 20% primarily due to increasing popularity of STAR channels in China and STAR Plus maintaining its strong ratings in India. These increases were partially offset by a ratings decline of 14% at FOX primarily due to fewer episodes of American Idol being broadcast in fiscal 2004, the success in fiscal 2003 of Joe Millionaire, and the non-renewal of the Boston Red Sox broadcasts with the Company owned television station in the Boston market.

Operating income for the television segment for the year ended June 30, 2004 increased $91 million from $859 million in fiscal 2003 to $950 million. This increase was primarily due to the revenue increases discussed above, offset by increased MLB, NFL and primetime programming costs at FOX.

Cable Network Programming (12% of the Company’s consolidated revenues in fiscal years 2004 and 2003)

Total revenues for the Cable Network Programming segment increased by $264 million or approximately 12% from $2,145 million to $2,409 million for the year ended June 30, 2004. This increase reflected improved results across all of the Cable Network Programming channels. Fox News’, the FX’s and the RSN’s revenues increased 24%, 10%, and 14%, respectively, over fiscal 2003.

At Fox News, advertising revenues increased 34% from fiscal 2003 primarily due to improved pricing and volume. Affiliate revenue increased 5%, which can be attributed to an increase in subscribers from fiscal 2003. As of June 30, 2004, Fox News reached 85 million Nielsen households, a 3% increase over fiscal 2003.

At FX, advertising revenues increased 14% over fiscal 2003 due to higher ratings and improved pricing. Affiliate revenues increased 6% over fiscal 2003, reflecting an increase in subscribers and average rates per subscriber. As of June 30, 2004, FX reached approximately 84 million Nielsen households, a 5% increase over fiscal 2003.

At the RSNs, affiliate revenues increased 14% over fiscal 2003 primarily due to an increase in DBS subscribers and higher average rates per subscriber. Advertising revenues increased 11% primarily due to higher pricing per game for MLB telecasts resulting from an improved sports advertising market, more NHL and NBA events and improved news and collegiate advertising sales.

The Cable Network Programming segment had Operating income of $488 million, an increase of $188 million from fiscal 2003. These improvements were primarily driven by the revenue increases noted above as well as decreased losses resulting from the sale of the Dodgers in February 2004 and the recovery of approximately $15 million of certain receivable claims against Adelphia Communications Corporation in November 2003. Partially offsetting these improvements were higher expenses for programming enhancements at Fox News, higher average sports rights fees and higher entertainment programming costs.

Direct Broadcast Satellite Television (8% and 1% of the Company’s consolidated revenues in fiscal years 2004 and 2003, respectively)

In April 2003, the Company and Telecom Italia acquired Telepiu, Vivendi Universal’s satellite pay-television platform in Italy, for approximately $874 million, consisting of the assumption of approximately $388 million in outstanding indebtedness and a cash payment of approximately $486 million. As a result of the transaction, the Company and Telecom Italia combined Telepiu with Stream to form SKY Italia, resulting in the Company owning 80% of SKY Italia and Telecom Italia owning the remaining 20%. The platform was launched on July 31, 2003.

For the year ended June 30, 2004, Sky Italia revenues were $1,665 million as compared to only two months of revenues in fiscal 2003 of $220 million. During fiscal 2004, Sky Italia increased its subscriber base to nearly 2.7 million. Over 90% of the new subscribers during the year opted for a premium programming tier which includes movies and/or sports programming. In addition to acquiring over 1 million new subscribers, over 1.7 million subscribers of Telepiu or Stream migrated to Sky Italia programming during the year. Sky Italia’s operating losses were $277 million in fiscal 2004 as compared to $81 million in fiscal 2003 reflecting initial losses from the integration of the two platforms and only reflecting two months of results in fiscal 2003.

Magazines and Inserts (5% of the Company’s consolidated revenues in fiscal years 2004 and 2003)

For the year ended June 30, 2004, revenues at the Magazines and Inserts segment increased $56 million to $979 million from $923 million in fiscal 2003. This increase was primarily due to an increase in volume from the Free Standing Insert (“FSI”) business because of increased market share and a volume increase in the Company’s InStore advertising business due to an increase in demand for its at-shelf advertising products in supermarkets in the U.S. Operating income increased to $271 million in fiscal 2004 from $257 million in fiscal 2003. This increase resulted primarily from the revenue increases noted above.

Newspapers (16% of the Company’s consolidated revenues in fiscal years 2004 and 2003)

For the year ended June 30, 2004, the Newspapers segment reported revenues of $3,425 million, an increase of $707 million over $2,718 million in fiscal 2003. The Newspaper segment reported operating income of $565 million, an increase of $164 million over fiscal 2003 resulting from increases in the Company’s U.K. and Australian operations, partially offset by a $27 million charge relating to the refurbishment of its U.S. printing plant.

For the year ended June 30, 2004, UK newspapers’ revenues increased 22% due to higher circulation, advertising revenues and the weakening of the U.S. dollar against Sterling. Circulation revenues increased following the cessation of fiscal 2003 cover price reductions at The Sun, increased circulation revenues at The Times and The News of the World following cover price increases and the successful launch of The Times

Compact. The increase in advertising revenue was driven by growth across all titles, primarily at The Sun, due to higher classified and display advertisements. Operating income at the UK Newspapers increased 43% in fiscal 2004 as a result of increased circulation and advertising revenues, partially offset by increased promotion, editorial and production costs as a result of product development initiatives and increased employee costs. In fiscal 2004, the weakening of the U.S. dollar against Sterling resulted in 11% and 13% of the increases to revenue and operating income noted above, respectively.

For the year ended June 30, 2004, the Australian newspapers’ revenues were 33% higher. This increase was due to increases in advertising and classified revenues and the weakening of the U.S. dollar against the Australian dollar. Advertising revenues increased due to increases in display advertising revenue driven by the strong, national, retail and real estate categories. Classified revenues increased due to the growing Australian economy. The Australian newspapers’ Operating income was 40% higher in fiscal 2004 as compared to fiscal 2003. This increase was due to the revenue increases noted above. In fiscal 2004, the weakening of the U.S. dollar against the Australian dollar resulted in 24% and 25% of the increases to revenue and operating income noted above, respectively.

Book Publishing (6% and 7% of the Company’s consolidated revenues in fiscal years 2004 and 2003, respectively)

HarperCollins recorded revenues of $1,276 million, a $114 million or 10% increase from fiscal 2003 revenues of $1,162 million. Increased revenues are primarily attributable to strong performances at the Zondervan, Canadian and the Australian / New Zealand divisions. In fiscal year 2004, HarperCollins had 97 titles on the New York Times Bestseller List, with 9 titles reaching the number one position compared to 111 titles on the New York Times Bestseller List in fiscal 2003. Notable releases and strong titles in fiscal 2004 included The Purpose Driven Life by Rick Warren, The Proper Care and Feeding of Husbands by Laura Schlessinger, Good to Great by Jim Collins, Deliver Us From Evil by Sean Hannity, One Hundred Years Of Solitude by Gabriel Garcia Marquez, Dr. Atkins New Diet Revolution by Robert Atkins, I Already Know I Love You by Billy Crystal and My Side by David Beckham. In addition, the 10th book in the successful Lemony Snicket Childrens series, The Slippery Slope, achieved bestseller status after its release. Fiscal 2004 Operating income was $157 million, an increase of 20% due to the revenue increases noted above.

Other (4% and 6% of the Company’s consolidated revenues in fiscal years 2004 and 2003, respectively)

For the year ended June 30, 2004, Other revenues decreased $129 million to $834 million from $963 million in fiscal 2003. This decrease is primarily due to the revenue generated from the broadcast of the Cricket World Cup in fiscal 2003 with no comparable broadcast revenue in fiscal 2004. Other Operating loss decreased to $128 million in fiscal 2004 from $148 million in fiscal 2003. This decrease resulted primarily from the revenue decreases noted above coupled with a decrease in expenses. In fiscal 2003, expenses were higher due to the expenses associated with the Cricket World Cup played.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds; however, the Company has access to the worldwide capital markets, a $1.75 billion Revolving Credit Facility and various film financing alternatives to supplement its cash flows. The availability under the Revolving Credit Facility as of June 30, 2005 was reduced by letters of credit issued which totaled $168 million. Also as of June 30, 2005, the Company had consolidated cash and cash equivalents of approximately $6.5 billion. The Company believes that cash flows from operations will be adequate for the Company to conduct its operations. The Company’s internally generated funds are highly dependent upon the state of the advertising market and public acceptance of film and television products. Any significant decline in the advertising market or the performance of its films could adversely impact its cash flows from operations which could require the Company to seek other sources of funds including proceeds from the sale of certain assets or other alternative sources.

The principal uses of cash that affect the Company’s liquidity position include the following: investments in the production and distribution of new feature films and television programs; the acquisition of and payments under programming rights for entertainment and sports programming; paper purchases; operational expenditures; capital expenditures; interest expense; income tax payments; investments in associated entities; dividends; acquisitions and stock repurchases.

Sources and Uses of Cash

Net cash provided by operating activities for the fiscal years ended June 30, 2005 and 2004 is as follows (in millions):

Year Ended June 30,	2005	2004
Net cash provided by operating activities	$3,371	$2,395

The increase in net cash provided by operating activities reflects higher operating results and resulting cash collections primarily from increased sale of home entertainment product and lower cash spent on the production of feature films at the Filmed Entertainment segment during the year ended June 30, 2005. These increases were offset by higher sports rights and film participation payments and higher interest due to an increase in total borrowings. The higher sports rights payments reflects contractually scheduled increases on our national and international sports contracts as well as the renewal of several sports teams’ local rights agreements.

Net cash used in investing activities for the fiscal year ended June 30, 2005 and 2004 is as follows (in millions):

Year Ended June 30,	2005	2004
Cash flows (used in) provided by investing activities:
Purchases of property, plant and equipment	$(901)	$(361)
Acquisitions, net of cash acquired	(69)	(202)
Investments in associated entities, net	(106)	(3,237)
Proceeds from sale of investments, non-current assets and business disposals	800	869
Other	(27)	(91)

Net cash used in investing activities	$(303)	$(3,022)

Cash used in investing activities during fiscal 2005 was lower than fiscal 2004 due to the Company’s purchase of a 34% investment in DIRECTV for approximately $6.8 billion of which $3.1 billion represented the cash consideration in fiscal 2004. Property, plant and equipment acquired primarily represents cash used for the purchase of equipment that is rented to customers at the Direct Broadcast Satellite Television segment and cash used by the Newspaper segment in connection with the investment in new printing presses as discussed below. Proceeds from the sale of non-current assets primarily represent cash received in advance on the sale of Sky Brasil to DIRECTV and the sale of other non-strategic investments during fiscal 2005 and cash received on the sale of SKY PerfecTV! during fiscal 2004.

In fiscal 2005, the Company announced its intentions to invest in new printing plants in the United Kingdom and Australia to take advantage of technological and market changes. The Company intends to invest approximately $1 billion in the U.K. printing plants for The Sun, the News of the World, The Times and The Sunday Times and $500 million for the Australian printing plants. The Company plans to fully fund the investment out of its operating cash flow. Depreciation expense on plant and equipment that will be replaced will be accelerated over the next four to five years.

The Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

Net cash provided by financing activities for the fiscal year ended June 30, 2005 and 2004 is as follows (in millions):

Year Ended June 30,	2005	2004
Cash flows (used in) provided by financing activities:
Issuance of debt	$1,841	$548
Repayment of debt	(2,110)	(943)
Issuances of shares	88	580
Repurchase of shares	(535)	—
Dividends paid	(240)	(202)
Cash on deposit	275	162

Net cash (used in) provided by financing activities	$(681)	$145

Net cash used in financing activities during fiscal 2005 changed from net cash provided by financing activities in the corresponding period of fiscal 2004 primarily due to the implementation of the stock repurchase program in fiscal 2005 and the absence of the stock offering that occurred in fiscal 2004. The debt repayments during fiscal 2005 included the retirement of debt assumed in the acquisition of the Cruden Group of companies, the Eurobonds, the perpetual preference shares and the film financing facility. (See Notes 3, 8 and 10 to the consolidated financial statements for further detail.) In fiscal 2004, the Company issued $1.75 billion in Senior Notes which offset the repayments noted above. The cash received for the issuance of shares was due to stock options exercised by employees. Included in this amount was approximately $12 million for options issued over NDS shares.

The total dividends declared related to fiscal 2005 results were $0.12 per share of Class A Common Stock and $0.10 per share of Class B Common Stock. In August 2005, the Company declared the final dividend on fiscal 2005 results of $0.07 per share for Class A Common Stock and $0.08 per share for Class B Common Stock. This together with the interim dividend of $0.05 per share of Class A Common Stock and a dividend of $0.02 per share of Class B Common Stock constitute the total dividend relating to fiscal 2005.

Based on the number of shares outstanding as of June 30, 2005 the total aggregate cash dividends expected to be paid to shareholders in fiscal 2006 is approximately $425 million. The higher aggregate dividend payment is primarily related to an increase in the annual dividend rate in fiscal 2006 as compared to the aggregate dividends paid in fiscal 2005.

Issuances of Shares

Transaction	Approximate amount of issuance	Number of Class A shares	Number of Class B shares
Fiscal 2005	(in millions)
Fox Entertainment Group (a)	$14,293	1,988	—
Queensland Press (a)	$6,359	61	308
Fiscal 2004
DIRECTV (b)	$3,728	261	—
Liberty Media (c)	$500	47	—

FOOTNOTES:

(a)	See Note 3 to the Consolidated Financial Statements of News Corporation.
(b)	See Note 5 to the Consolidated Financial Statements of News Corporation for information with respect to the DIRECTV transaction.
(c)	See Note 13 to the Consolidated Financial Statements of News Corporation for information with respect to the Liberty Media transaction.

Debt Instruments and Guarantees(1)

Debt Instruments(1)

Issuance of debt during the year ended June 30, 2005	Amount of indebtedness
(in millions)
5.3% Senior debentures	$748
6.2% Senior debentures	$995
All other	$98

Total issuance of debt	$1,841

Repayment of debt during the year ended June 30, 2005
Cruden Group assumed debt(2)	$654
New Millennium(3)	$659
Preferred Perpetual Shares	$345
All other	$452

Total repayment of debt	$2,110

FOOTNOTES:

(1)	See Note 8 Borrowings to the Consolidated Financial Statements of News Corporation for information with respect to the issuance and repayment of debt.
(2)	Represents the retirement of debt assumed in the acquisition of the Cruden Group of companies. See Note 3 Acquisitions and Disposals to the Consolidated Financial Statements of News Corporation with reference to the acquisition of the Cruden Group of companies.
(3)	See Note 10 Film Production Financing to the Consolidated Financial Statements of News Corporation with reference to the retirement of the New Millennium debt.

LYONs

In February of 2006, the holders of the Liquid Yield OptionTM Notes (“LYONs™”) have the right to require the Company to redeem all or a portion of their LYONs at which time the LYONs will have an aggregate scheduled redemption value of approximately $900 million. The Company, at its election, may satisfy the redemption amounts in cash, shares of Class A Common Stock or any combination thereof.

Ratings of the Public Debt

The table below summarizes the Company’s credit ratings as of June 30, 2005.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa 3	Positive
S&P	BBB-	Positive

Revolving Credit Agreement

On June 27, 2003, News America Incorporated, a subsidiary of the Company entered into a new $1.75 billion Five Year Credit Agreement (the “Credit Agreement”) with Citibank N.A., as administrative agent, JP Morgan Chase Bank, as syndication agent, and the lenders named therein. News Corporation, FEG Holdings, Inc., Fox Entertainment Group, Inc., News America Marketing FSI, Inc., News Publishing Australia Limited and News Australia Holdings Pty Limited are guarantors (the “Guarantors”) under the Credit Agreement. The Credit Agreement provides a $1.75 billion revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit, and expires on June 30, 2008. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific gearing and interest coverage ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.20% regardless of facility usage. The Company pays interest for borrowings and a letter of credit fee of LIBOR plus 0.675%. The Company pays additional fees of 0.125% if borrowings under the facility exceed 25% of the committed facility. The interest and fees are based on the Company’s current debt rating. At June 30, 2005, letters of credit representing $168 million were issued under the Credit Agreement.

Commitments and Guarantees

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments at June 30, 2005.

	As of June 30, 2005
	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Contracts for Capital Expenditure
Land and buildings	$150	$84	$56	$10	$—
Plant and machinery	747	637	110	—	—
Operating leases(a)
Land and buildings	2,529	215	361	306	1,647
Plant and machinery	1,001	172	281	172	376
Other commitments
Borrowings	9,484	912	415	404	7,753
Exchangeable securities	1,516	—	—	1,389	127
News America Marketing(b)	238	73	75	34	56
Sports programming rights(c)	12,273	3,343	3,925	2,633	2,372
Entertainment programming rights	4,585	1,649	1,698	797	441
Other commitments and contractual obligations	511	230	135	97	49

Total commitments, borrowings and contractual obligations	$33,034	$7,315	$7,056	$5,842	$12,821

The Company also has certain contractual arrangements in relation to certain equity affiliates that would require the Company to make payments or provide funding if certain circumstances occur (“contingent guarantees”). The Company does not expect that these contingent guarantees will result in any material amounts being paid by the Company in the foreseeable future. The timing of the amounts presented in the table below reflect when the maximum contingent guarantees will expire and does not indicate that the Company expects to incur an obligation to make payments during that time frame.

	As of June 30, 2005
	Total Amounts Committed	Amount of Guarantees Expiration Per Period
Contingent Guarantees		1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Transponder leases(d)	$441	$40	$76	$73	$252
Star Channel Japan(e)	40	40	—	—	—
Sky Brasil credit agreement(f)	210	—	210	—	—
Innova credit agreement(g)	46	—	—	—	46
Other(h)	6	6	—	—	—

	$743	$86	$286	$73	$298

(a)	The Company leases transponders, office facilities, warehouse facilities, equipment and microwave transmitters used to carry broadcast signals. These leases, which are classified as operating leases, expire at certain dates through fiscal 2036. In addition, the Company leases various printing plants, which expire at various dates through fiscal 2095.
(b)	News America Marketing (“NAMG”), a leading provider of in-store marketing products and services primarily to consumer packaged goods manufacturers, enters into agreements with retailers to rent space for the display of point of service advertising.
(c)	The Company’s contract with MLB grants the Company rights to telecast certain regular season and all post-season MLB games. The contract began with the 2001 MLB season and ends with the 2006 MLB season. For the duration of the term of its contract with MLB, the Company has sublicensed telecast rights to certain MLB post-season games to The Walt Disney Company, and is entitled to be paid a sublicense fee over the remaining term. The amounts reflected on this schedule have not been reduced by the sublicense.

Under the Company’s contract with the NFL, remaining future minimum payments for program rights to broadcast certain football games are payable over the remaining term of the contract through fiscal 2012

The Company’s contracts with NASCAR give the Company rights to broadcast certain races through calendar year 2006 and exclusive rights for certain ancillary content through calendar year 2012. In June 2005, NASCAR exercised an early termination clause in one of its contracts. Prior to the early termination, the Company had the right to broadcast certain races through calendar year 2008. The Company maintains exclusive NASCAR ancillary content rights through calendar year 2012.

The Company acquired the exclusive rights to transmit and exploit the broadcast of the 2003 and 2007 Cricket World Cups and other related International Cricket Council cricket events through fiscal 2007. The Company has guaranteed its subsidiaries obligations under this contract and has been granted the first right of refusal and the last right to match the highest bid received for the broadcast rights in their respective territories.

In addition, the Company has certain other local sports broadcasting rights, with the total value of sports programming commitments at June 30, 2005 of approximately $12 billion.

(d)	The Company has guaranteed various transponder leases for certain associated companies operating in Latin America. The aggregate of these guarantees at June 30, 2005 was approximately $441 million and the final guarantee expires in fiscal 2019. Upon the closing of the Latin American DBS reorganization transactions, the Company will be released from the transponder lease guarantees (See Note 5 Investments to the consolidated financial statements).
(e)	The Company has guaranteed a bank loan facility of $40 million for an equity affiliate. The facility covers a term loan of $25 million (¥2.8 billion) which matures in September 2005, and an agreement for an overdraft with $15 million (¥1.7 billion) outstanding. The Company would be liable under this guarantee, to the extent of default by the equity affiliate.
(f)	In August 2004, the Company guaranteed the obligations of Sky Brasil, an equity affiliate of the Company, under a $210 million three-year credit agreement with JP Morgan Chase Bank and Citibank N.A. Upon the closing of the Latin American DBS reorganization transactions, the Company will be released from this guarantee (See Note 5 Investments to the consolidated financial statements).
(g)	The Company guaranteed $46 million of the obligations of Innova, an equity affiliate of the Company, under a credit agreement. Upon the closing of the Latin American DBS reorganization transactions, the Company will be released from this guarantee (See Note 5 Investments to the consolidated financial statements).
(h)	The Company has guaranteed $6 million of a credit agreement that matures in January 2006 for an equity affiliate.

In October 2004, the Company announced its intentions to invest in new printing plants in the United Kingdom and Australia to take advantage of technological and market changes. The Company intends to expend a total of $1 billion in the United Kingdom for new printing plants and related costs for its U.K. newspapers and

$500 million for the Australian printing plants. As of June 30, 2005 the Company was contractually obligated to approximately $350 million and $110 million in the United Kingdom and Australia, respectively. All firm commitments related to these projects are included in the capital expenditure lines disclosed in the commitments table above.

In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the total accrued benefit liability for pension and other postretirement benefit plans recognized as of June 30, 2005 was $461 million and is included within Non-current other liabilities in the consolidated balance sheet (See Note 15 Pensions and Other Postretirement Benefits to the consolidated financial statements). This amount is impacted by, among other items, statutory funding levels, changes in plan demographics and assumptions, and investment return on plan assets. Because of the current overall funded status of the Company’s material plans, the accrued liability does not represent expected near-term liquidity needs and accordingly the Company did not include this amount in the contractual obligations table.

The Company funds its U.S. qualified pension plans in accordance with Employee Retirement Income Security Act regulations for determining the minimum annual required contribution and in accordance with Internal Revenue Service regulations for determining the maximum annual allowable tax deduction. The minimum required contribution for the Company’s primary qualified U.S. pension plans for the 2005 plan year is $0 and is anticipated to remain $0 for at least the next several years due to voluntary contributions made to the plan over the past two years. Therefore, the Company did not include any amounts as a contractual obligation in the above table. The Company does however anticipate contributing an additional voluntary amount but such contribution will not be more than the maximum deductible amount to the primary U.S. qualified pension plans in 2006, which is estimated to be approximately $95 million.

The Company’s international pension plans are funded in accordance with local laws and income tax regulations. The Company does not expect minimum annual requirements to be material in 2006. Therefore, no amounts have been included in the table above. The Company does however anticipate making additional voluntary contributions to qualified pension plans in 2006, but not more than the maximum deductible amounts, which is estimated to be approximately $60 million.

As of June 30, 2005, the projected benefit obligation of the pension plans was $2,074 million, and the fair value of plan assets was $1,609 million. A portion of this underfunding is attributable to the unfunded U.S. nonqualified pension plans. These U.S. nonqualified pension plans provide supplemental executive retirement benefits that are not permitted to be funded through a qualified plan because of limits imposed by the Internal Revenue Code of 1986, as amended. Disclosure of amounts in the above table regarding expected benefit payments for the Company’s pension plans and its other postretirement benefit plans cannot be properly reflected for 2010 and thereafter due to the ongoing nature of the obligations of these plans. Please see Note 15 to the financial statements for additional information on expected future benefit payments.

Contingencies

The Company is party to several purchase and sale arrangements which become exercisable over the next ten years by the Company or the counter-party to the agreement. Total contingent receipts/payments under these agreements (including cash and stock) have not been included in the Company’s financial statements.

In fiscal 2006, the Company has one significant arrangement that becomes exercisable. The Company owns 75% of News Out of Home, a joint venture with an affiliate of Capital International, Inc (“Capital”). News Out of Home owns and operates outdoor advertising companies located in Eastern Europe and also owns 68% of Media Support Services Limited, an outdoor advertising company with operating subsidiaries located in Russia. In fiscal 2006, the minority shareholders of Media Support Services Limited have the right to put their interests to News Out of Home and Capital also has the right to put a portion of its interest in News Out of Home to the Company. The Company believes that none of the purchase and sale arrangements will have a material effect on its consolidated financial condition, future results of operations or liquidity.

The Company experiences routine litigation in the normal course of its business. The Company believes that none of its pending litigation will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

Related Party Transactions

Immediately prior to and as part of the Reorganization, the Company acquired from certain trusts the beneficiaries of which include Mr. K.R. Murdoch, members of his family and certain charities (“the Murdoch Trusts”) the 58% shareholding in QPL which was not already owned by the Company’s predecessor through the acquisition of the Cruden Group of companies (“the Cruden/QPL Transaction”). The principal assets of the Cruden Group were shares of News Corporation and a 58% interest in QPL. QPL owns a publishing business which includes two metropolitan and eight regional newspapers in Queensland, Australia, as well as shares in News Corporation. Following this transaction, Mr. K.R. Murdoch and the Murdoch Trusts own approximately 29.5% of the Company’s Class B Common Stock.

CRITICAL ACCOUNTING POLICIES

An accounting policy is considered to be critical if it is important to the Company’s financial condition and results, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by management of the Company and the related disclosures have been reviewed with the Audit Committee of the Board of Directors. For a summary of all of the Company’s significant accounting policies, see Note 2 to the accompanying Consolidated Financial Statements of News Corporation.

Use of Estimates

The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the company may undertake in the future, actual results may differ from the estimates.

Revenue Recognition

Filmed Entertainment – Revenues from distribution of feature films are recognized in accordance with Statement of Position No. 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”). Revenues from the theatrical distribution of motion pictures are recognized as they are exhibited and revenues from home video and DVD sales, net of a reserve for estimated returns, together with related costs, are recognized on the date that video and DVD units are made widely available for sale by retailers and all Company-imposed restrictions on the sale of video and DVD units have expired. Revenues from television distribution are recognized when the motion picture or television program is made available to the licensee for broadcast.

Management bases its estimates of ultimate revenue for each film on the historical performance of similar films, incorporating factors such as the past box office record of the lead actors and actresses, the genre of the film, pre-release market research (including test market screenings) and the expected number of theaters in which the film will be released. Management updates such estimates based on information available on the actual results of each film through its life cycle.

License agreements for the telecast of theatrical and television product in the broadcast network, syndicated television and cable television markets are routinely entered into in advance of their available date for telecast. Cash received and amounts billed in connection with such contractual rights for which revenue is not yet recognizable is classified as deferred revenue. Because deferred revenue generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement.

Television, Cable Network Programming and Direct Broadcast Satellite – Advertising revenue is recognized as the commercials are aired, net of agency commissions. Subscriber fees received from subscribers, cable systems and DBS operators are recognized as revenue in the period that services are provided, net of amortization of cable distribution investments.

Filmed entertainment and programming costs

Accounting for the production and distribution of motion pictures and television programming is in accordance with SOP 00-2, which requires management’s judgment as it relates to total revenues to be received and costs to be incurred throughout the life of each program or its license period. These judgments are used to determine the amortization of capitalized filmed entertainment and television programming costs, the expensing of participation and residual costs associated with revenues earned and any fair value adjustments.

In accordance with GAAP, the Company amortizes Filmed Entertainment and television programming costs using the individual-film-forecast method. Under the individual-film-forecast method, such programming costs are amortized for each film or television program in the ratio that current period actual revenue for such title bears to management’s estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year to be recognized over approximately a six year period or operating profits to be realized from all media and markets for such title. Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization and/or a write down of the asset to fair value.

The costs of national sports contracts at the FOX and Cable Network Programming segment and for international sports rights agreements are charged to expense based on the ratio of each period’s operating profits to estimated total remaining operating profit of the contract. Estimates of total operating profit can change and accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material.

The costs of local and regional sports contracts, which are for a specified number of events, are amortized on an event-by-event basis. Those costs, which are for a specified season, are amortized over the season on a straight-line basis, and if applicable, a portion of the cost is allocated to rebroadcasts.

Original cable programming is amortized on an accelerated basis. Management regularly reviews, and revises when necessary, its total revenue estimates on a contract basis, which may result in a change in the rate of amortization and/or a write down of the asset to fair value.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and are depreciated on a straight-line method over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to the Company’s business model or capital strategy could result in the actual useful lives differing from the Company’s estimates. In those cases where the Company determines that the useful life of buildings and equipment should be shortened, the Company would depreciate the asset over its revised remaining useful life thereby increasing depreciation expense.

Intangible Assets

The Company has a significant amount of intangible assets, including goodwill, FCC licenses, and other copyright products and trademarks. Intangible assets acquired in business combinations are recorded at their estimated fair market value at the date of acquisition. Goodwill is recorded as the difference between the cost of acquiring an entity as compared to estimated fair values assigned to their tangible and identifiable intangible net assets. The judgments made in determining the estimated fair value assigned to each class of intangible assets acquired as well as their useful lives can significantly impact net income.

The Company accounts for its business acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the tangible net assets acquired is recorded as intangibles. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items.

Carrying values of goodwill and intangible assets with indefinite lives are reviewed periodically for possible impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The Company’s impairment review is based on, among other methods, a discounted cash flow approach that requires significant management judgments. Impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of the cash flows for that reporting unit. An impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset. The Company uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts, may signal that an asset has become impaired.

For all of its television station acquisitions through June 30, 2005, the Company utilized the “residual” method to estimate the fair value of the stations’ FCC licenses. Under the residual method, a portion of a station’s purchase price is allocated to its tangible net assets and certain identifiable intangible assets in accordance with independent third party appraisals with any remaining excess purchase price allocated to the FCC license. This results in goodwill being included in the FCC license value. In addition to utilizing the residual method to estimate the fair value of its FCC licenses for allocating the purchase price of its television station acquisitions, the Company also utilized this method to estimate the fair value of its FCC licenses for subsequent SFAS No. 142 impairment tests. The “residual” method of estimating the fair value of FCC licenses will no longer be permissible in future years. (See “Recently Issued Accounting Pronouncements” below for discussion of the new requirement and its impact to the Company.)

Income Taxes

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions in which it operates. Significant judgment is required in evaluating its tax positions and determining its provision for income taxes. During the normal course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on evaluations of the probability of whether additional taxes and related interest and penalties will be due. The Company adjusts these reserves in light of changing facts and circumstances.

An estimated effective tax rate for a year is applied to quarterly operating results. In the event there is a significant or unusual item recognized in the quarterly operating results, the tax attributable to that item is separately calculated and recorded in the same quarter. A number of years may elapse before a tax return containing tax matters, for which a reserve has been established, is audited and finally resolved. During fiscal 2005, the Company recognized $125 million of tax benefits related to the resolution of a certain prior year foreign tax audits.

The Company estimates a valuation allowance to reduce the amount of its deferred tax assets to an amount the Company believes will more likely than not be realized. In making this estimate, management analyzes future taxable income, reversing temporary differences and ongoing tax planning strategies. In the event management determines the Company would not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance would be recorded against the deferred tax asset with a corresponding charge to Provision for income tax expense recognized in the period such determination was made.

Employee Costs

The Company maintains defined benefit pension plans covering a majority of its employees and retirees. For financial reporting purposes, net periodic pension expense (income) is calculated based upon a number of actuarial assumptions including a discount rate for plan obligations and an expected rate of return on plan assets. The Company considers current market conditions, including changes in investment returns and interest rates, in making these assumptions. In developing the expected long-term rate of return, the Company considered the pension portfolio’s past average rate of returns, and future return expectations of the various asset classes. The expected long-term rate of return is based on an asset allocation assumption of 63% equities, 35% fixed-income securities and 2% in real estate. The expected rate of return on plan assets is a long-term assumption and generally does not change annually.

The discount rate reflects the market rate for high-quality fixed-income investments on the Company’s annual measurement date of June 30, 2005 and is subject to change each year. The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. These rates were determined based on various high quality investment grade indices and using a cash flow matching technique whereby a hypothetical portfolio of high quality debt securities was constructed that mirrors the specific benefit obligations for each of the Company’s primary plans where appropriate.

The key assumptions used in developing the Company’s fiscal 2005, 2004 and 2003 net periodic pension expense (income) for its plans consists of the following:

	2005	2004	2003
	($ in millions)
Discount rate	5.7%	5.6%	6.3%
Assets:
Expected rate of return	7.5%	7.5%	7.6%
Expected return	$110	$90	$80
Actual return	$160	$150	$(20)

Due to continuing declines in long-term interest rates, the Company will use a weighted average discount rate of 5.1% in calculating the fiscal 2006 net periodic pension expense for its plans. As equity markets have stabilized, the Company plans to continue to use a weighted average long term rate of return of 7.5% for 2006 net periodic pension expense for its plans. The unrecognized net losses on the Company’s pension plans were $615 million at June 30, 2005, an increase from $463 million at June 30, 2004. These unrecognized losses mainly result from the utilization of lower discount rates, and recent mortality tables as compared to previous years and from the actual plan asset returns being below expected rates of return during fiscal years 2003 and 2002. These deferred losses are being systematically recognized in future net periodic pension expense in accordance with Statement of Financial Accounting Standards No. 87, “Employers Accounting for Pensions” (SFAS No. 87). Unrecognized losses in excess of 10 percent of the greater of the market-related value of plan assets or the plans projected benefit obligation are recognized over the average future service of the plan participants.

The Company made contributions of $236 million, $214 million and $70 million to its pension plans in fiscal 2005, 2004 and 2003, respectively. These were primarily voluntary contributions made to improve the funded status of the plans which have been impacted by declining interest rate environment as well as the poor performance of the equity markets as noted above. Future plan contributions are dependent upon actual plan asset returns and interest rate movements. Assuming that actual plan returns are consistent with the Company’s expected plan returns in fiscal 2005 and beyond, and that interest rates remain constant, the Company would not be required to make any statutory contributions to its U.S. pension plans for the foreseeable future.

Changes in net periodic pension expense may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on PBO
0.25 percentage point decrease in discount rate	Increase $10 million	Increase $80 million
0.25 percentage point increase in discount rate	Decrease $10 million	Decrease $80 million
0.25 percentage point decrease in expected rate of return on assets	Increase $4 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $4 million	—

SFAS No. 87 requires recognition of an additional minimum pension liability if the fair value of plan assets is less than the accumulated benefit obligation at the end of the plan year. In fiscal 2005, the Company recorded a non-cash adjustment to equity through accumulated other comprehensive income of approximately $100 million which increased the additional minimum pension liability to approximately $400 million. The increase was due to the current year’s discount rate and mortality change. In fiscal 2004, the Company recorded a non-cash adjustment to equity through accumulated other comprehensive income of approximately $100 million which reduced the additional minimum pension liability to approximately $300 million. In fiscal 2003, due to the poor performance of the equity markets which adversely affected the Company’s pension assets and a decline in the discount rate, the Company recorded a non-cash adjustment to equity through accumulated other comprehensive income of approximately $300 million which increased the accumulated additional minimum pension liability to approximately $400 million. Equity market returns and interest rates significantly impact the funded status of the Company’s pension plans. Based on future plan asset performance and interest rates, additional adjustments to equity may be required.

Recent Accounting Pronouncements

In September 2004, the Emerging Issues Task Force issued Topic No. D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill” (“Topic D-108”) which will impact the Company’s carrying value of its acquired FCC licenses. Topic D-108 prohibits the use of the residual method and precludes companies from reclassifying to goodwill any goodwill that was originally included in the value of FCC licenses as determined under the residual method of valuation. Pursuant to the provisions of Topic D-108, the Company will utilize a direct method of valuation for an impairment test under SFAS 142 to be performed as of July 1, 2005, the required date of adopting this new accounting pronouncement. While the Company has not yet completed the evaluation of the impact of adopting Topic D-108 on its financial position or results of operations, the Company believes that the change in accounting principle prescribed by Topic D-108 will be material. Topic D-108 will become effective for the Company in the first quarter of fiscal 2006 and will be reflected as a cumulative effect of an accounting change.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment.” This standard will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values. That cost will be recognized over the vesting period. SFAS No. 123(R) will become effective for the Company in the first quarter of fiscal 2006.

In October, 2004, the American Jobs Creation Act (the “Act”) was signed into law. The Act includes a temporary incentive for U.S. multinationals to repatriate foreign earnings at an effective 5.25 percent tax rate.

Such repatriations must occur in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. In December 2004, the FASB issued a FASB Staff Position, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). FSP FAS 109-2 allows companies additional time to evaluate the effect of the Act as to whether unrepatriated foreign earnings continue to qualify for the SFAS No. 109 exception regarding non-recognition of deferred tax liabilities and would require explanatory disclosures from those who need the additional time. The Company is currently considering the effects of the repatriation provisions of the Act. Through June 30, 2005, the Company had not provided deferred taxes on substantially all of the undistributed earnings of foreign subsidiaries since substantially all such earnings were expected to be permanently invested in foreign operations but has started an evaluation of the effects of the repatriation provision. Whether the Company will ultimately take advantage of this provision depends on a number of factors, including reviewing future Congressional or Treasury Department guidance, before a determination can be made. The range of possible amounts that the Company is considering for repatriation under this provision is up to approximately $500 million. The related potential range of income tax is up to approximately $30 million.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” This standard amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, by eliminating the exception to fair value measurement for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. SFAS No. 153 will become effective for the Company for nonmonetary asset exchanges occurring after the first quarter of fiscal 2006. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its financial position, results of operation or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This standard establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 will become effective for the Company for accounting changes and corrections of errors beginning in fiscal 2007.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has exposure to several types of market risk: changes in foreign currency exchange rates, interest rates and stock prices. The Company neither holds nor issues financial instruments for trading purposes.

The following sections provide quantitative information on the Company’s exposure to foreign currency exchange rate risk, interest rate risk and stock price risk. It makes use of sensitivity analyses that are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.

Foreign Currency Exchange Rates

The Company conducts operations in four principal currencies: the U.S. dollar, the British pound sterling, the Euro and the Australian dollar. These currencies operate as the functional currency for the Company’s U.S., European and Australian operations, respectively. Cash is managed centrally within each of the three regions with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, drawdowns in the appropriate local currency are available either under the Company’s Credit Agreement or from intercompany borrowings. Since earnings of the Company’s Australian and European operations are expected to be reinvested in those businesses indefinitely, except for any one time repatriation in conjunction with the American Jobs Creation Act, the Company does not hedge its investment in the net assets of those foreign operations.

At June 30, 2005, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $106 million (including the Company’s non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $19 million at June 30, 2005.

Interest Rates

The Company’s current financing arrangements and facilities include $11 billion of outstanding debt with fixed interest and the Credit Agreement, which carries variable interest. Fixed and variable rate debts are impacted differently by changes in interest rates.

A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense as well as the amount of cash required to service such debt. As of June 30, 2005 substantially all of the Company’s financial instruments with exposure to interest rate risk was denominated in U.S. dollars and had an aggregate fair market value of $12.4 billion. The potential change in fair value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $576 million at June 30, 2005.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity affiliates and have an aggregate fair value of approximately $15,654 million as of June 30, 2005. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $14,089 million. Such a hypothetical decrease would result in a decrease in comprehensive income of approximately $19 million, as any changes in fair value of the Company’s equity affiliates are not recognized unless deemed other-than-temporary, as these investments are accounted for under the equity method.

In accordance with SFAS No. 133, the Company has recorded the conversion feature embedded in its exchangeable debentures in other liabilities. At June 30, 2005, the fair value of this conversion feature is $152 million and is sensitive to movements in the share price of one of the Company’s publicly traded equity affiliates. A 10% increase in the price of the underlying stock, holding other factors constant, would increase the fair value of the call option by approximately $42 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEWS CORPORATION

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of News Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. News Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of News Corporation;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

•	provide reasonable assurance that receipts and expenditures of News Corporation are being made only in accordance with authorization of management and directors of News Corporation; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of News Corporation’s internal control over financial reporting as of June 30, 2005. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of News Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of June 30, 2005, News Corporation maintained effective internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm who audited and reported on the consolidated financial statements of News Corporation included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of News Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that News Corporation maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). News Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that News Corporation maintained effective internal control over financial reporting as of June 30, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, News Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of News Corporation as of June 30, 2005 and 2004, and the related consolidated statements of operations, cash flows, and shareholders’ equity and other comprehensive income (loss) for each of the three years in the period ended June 30, 2005 of News Corporation, and our report dated August 31, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

New York, New York

August 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

To the Shareholders and Board of Directors of News Corporation:

We have audited the accompanying consolidated balance sheets of News Corporation as of June 30, 2005 and 2004, and the related consolidated statements of operations, cash flows, and shareholders’ equity and other comprehensive income (loss) for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of News Corporation at June 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of News Corporation’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 31, 2005 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

New York, New York

August 31, 2005

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the years ended June 30,
	2005	2004	2003
Revenues	$23,859	$20,802	$17,380
Expenses:
Operating	15,901	13,942	11,894
Selling, general and administrative	3,697	3,364	2,692
Depreciation and amortization	648	565	414
Other operating charge	49	—	—

Operating income	3,564	2,931	2,380

Other (Expense) Income:
Interest expense, net	(536)	(532)	(524)
Equity earnings (losses) of affiliates	355	170	(344)
Gain on issuance of subsidiary/affiliate shares	—	—	163
Other, net	178	186	(9)

Income before income tax expense and minority interest in subsidiaries	3,561	2,755	1,666
Income tax expense	(1,220)	(1,014)	(629)
Minority interest in subsidiaries, net of tax	(213)	(208)	(215)

Net income	$2,128	$1,533	$822

Basic earnings per share:
Class A	$0.74	$0.58	$0.33
Class B	$0.62	$0.49	$0.28
Diluted earnings per share:
Class A	$0.73	$0.58	$0.33
Class B	$0.61	$0.48	$0.28

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of June 30,
	2005	2004
Assets:
Current Assets:
Cash and cash equivalents	$6,470	$4,051
Cash on deposit	—	287
Receivables, net	4,353	4,214
Inventories, net	1,516	1,530
Deferred income taxes	155	521
Other	285	396

Total Current Assets	12,779	10,999

Non-current Assets:
Receivables	673	766
Investments	10,268	10,914
Inventories, net	2,366	2,669
Property, plant and equipment, net	4,346	3,796
Intangible assets	12,517	10,998
Goodwill	10,944	7,153
Other non-current assets	799	1,048

Total Non-current Assets	41,913	37,344

Total assets	$54,692	$48,343

Liabilities and Shareholders’ Equity:

Current Liabilities:
Borrowings	$912	$1,084
Accounts payable, accrued expenses and other current liabilities	3,564	3,963
Participations, residuals and royalties payable	1,051	890
Program rights payable	696	654
Deferred revenue	426	467

Total Current Liabilities	6,649	7,058

Non-current Liabilities:
Borrowings	10,087	9,080
Other liabilities	3,543	3,878
Deferred income taxes	4,817	3,620

Minority interest in subsidiaries	219	3,832
Commitments and contingencies

Shareholders’ Equity:
Class A Common Stock, $0.01 par value per share, 6,000,000,000 shares authorized, 2,237,072,659 shares and 1,934,840,645 shares issued and outstanding, net of 1,739,914,819 and 0 treasury shares at par at June 30, 2005 and 2004, respectively	22	19
Class B Common Stock, $0.01 par value per share, 3,000,000,000 shares authorized, 1,029,576,988 shares and 1,049,962,215 shares issued and outstanding, net of 313,721,702 and 0 treasury shares at par at June 30, 2005 and 2004, respectively	10	11
Additional paid-in capital	30,044	23,636
Accumulated deficit and accumulated other comprehensive loss	(699)	(2,791)

Total shareholders’ equity	29,377	20,875

Total liabilities and shareholders’ equity	$54,692	$48,343

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the years ended June 30,
	2005	2004	2003
Operating activities:
Net income	$2,128	$1,533	$822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	648	565	414
Amortization of cable distribution investments	117	129	125
Equity (earnings) losses of affiliates	(355)	(170)	344
Cash distributions received from investees	138	133	20
Gain on issuance of subsidiary/affiliate shares	—	—	(163)
Other, net	(178)	(186)	9
Minority interest in subsidiaries, net of tax	213	208	215
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	7	(306)	(385)
Inventories, net	206	(320)	(137)
Accounts payable and other liabilities	447	809	369

Net cash provided by operating activities	3,371	2,395	1,633

Investing activities:
Property, plant and equipment	(901)	(361)	(366)
Acquisitions, net of cash acquired	(69)	(202)	(427)
Investments in associated entities, net	(106)	(3,237)	(527)
Other investments	(27)	(91)	(96)
Repayment of loan by an associate	—	—	96
Proceeds from sale of investments, non-current assets and business disposals	800	869	111

Net cash used in investing activities	(303)	(3,022)	(1,209)

Financing activities:
Issuance of debt	1,841	548	2,105
Repayment of debt	(2,110)	(943)	(2,438)
Cash on deposit	275	162	(463)
Issuance of shares	88	580	68
Repurchase of shares	(535)	—	—
Proceeds from offering of subsidiary stock, net	—	—	1,211
Dividends paid	(240)	(202)	(181)

Net cash (used in) provided by financing activities	(681)	145	302

Net (decrease) increase in cash and cash equivalents	2,387	(482)	726
Cash and cash equivalents, beginning of year	4,051	4,477	3,574
Exchange movement of opening cash balance	32	56	177

Cash and cash equivalents, end of year	$6,470	$4,051	$4,477

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS) (IN MILLIONS)

	For the years ended June 30,
	2005		2004		2003
	Shares	Amount	Shares	Amount	Shares	Amount
Class A common stock:
Balance, beginning of year	1,935	$19	1,615	$16	1,604	$16
Acquisitions	2,049	20	261	3	—	—
Shares issued	8	—	59	—	11	—
Treasury shares	(1,740)	(17)	—	—	—	—
Shares repurchased	(15)	—	—	—	—	—

Balance, end of year	2,237	22	1,935	19	1,615	16

Class B common stock:
Balance, beginning of year	1,050	11	1,049	10	1,047	10
Acquisitions	308	3	—	—	—	—
Shares issued	1	—	1	1	2	—
Treasury shares	(314)	(3)	—	—	—	—
Shares repurchased	(15)	(1)	—	—	—	—

Balance, end of year	1,030	10	1,050	11	1,049	10

Additional Paid-In Capital:
Balance, beginning of year		23,636		19,511		19,272
Acquisitions		20,629		3,725		—
Issuance of shares		76		580		68
Repurchase of shares		(535)		—		—
Treasury shares		(13,528)		—		—
Dividends declared		(255)		(261)		(205)
Other		21		81		376

Balance, end of year		30,044		23,636		19,511

(Accumulated Deficit) Retained Earnings:
Balance, beginning of year		(2,655)		(4,188)		(5,010)
Net income		2,128		1,533		822

Balance, end of year		(527)		(2,655)		(4,188)

Accumulated Other Comprehensive Loss:
Balance, beginning of year		(136)		(572)		(1,174)
Other comprehensive (loss) income, net of income tax (expense) benefit of $(46) million, $(29) million and $239 million		(36)		436		602

Balance, end of year		(172)		(136)		(572)

Accumulated deficit and accumulated other comprehensive loss, end of year		(699)		(2,791)		(4,760)

Total Shareholders’ Equity		$29,377		$20,875		$14,777

Comprehensive Income (Loss):
Net income		2,128		1,533		822

Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on securities		(94)		8		81
Minimum pension liability adjustment		(34)		62		(206)
Foreign currency translation adjustments		92		366		727

Total Other comprehensive (loss) income, net of tax		(36)		436		602

Total Comprehensive Income		$2,092		$1,969		$1,424

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

On November 12, 2004, a new Delaware corporation named News Corporation became, through a wholly-owned subsidiary named News Australia Holdings Pty Ltd (“News Australia Holdings”), the parent of News Holdings Inc. (formerly known as The News Corporation Limited), an Australian corporation (“TNCL” or for periods prior to November 12, 2004, the “Company”). These transactions are collectively referred to as the “Reorganization.”

In the Reorganization, all outstanding TNCL ordinary shares and preferred limited voting ordinary shares were cancelled and shares of Class A Common Stock and Class B Common Stock were issued in exchange on a one for two share basis. The financial statements have been presented as if the one for two share exchange took place on July 1, 2002.

On November 12, 2004, as part of the Reorganization, News Corporation acquired from the A.E. Harris Trust (the “Harris Trust”), the approximate 58% shareholding in Queensland Press Pty Limited (“QPL”) not already owned by TNCL through the acquisition of the Cruden Group of companies. The principal assets of the Cruden Group were the shareholding in QPL and shares of TNCL. (See Note 3 Acquisitions and Disposals)

News Corporation and its subsidiaries (together, “News Corporation” or the “Company”) is a Delaware corporation, incorporated in 2004 (See Note 3 Acquisitions and Disposals). News Corporation is a diversified company, which manages and reports its businesses in eight segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production of original television programming primarily in the United States and Canada; Television, which consists of the operation of broadcast television stations in the United States; the broadcasting of network programming in the United States through FOX; and the development, production and broadcasting of television programming in Asia through STAR; Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite (“DBS”) operators in the United States; Direct Broadcast Satellite Television, which principally consists of the distribution of premium programming services via satellite directly to subscribers in Italy; Magazines and Inserts, which principally consists of the publication of free standing inserts, which are promotional booklets containing consumer offers distributed through insertion in local Sunday newspapers in the United States, and providing in-store marketing products and services, primarily to consumer packaged goods manufacturers in the United States and Canada; Newspapers, which principally consists of the publication of four national newspapers in the UK, the publication of more than 110 newspapers in Australia, and the publication of a mass circulation, metropolitan morning newspaper in the United States; Book Publishing, which principally consists of the publication of English language books throughout the world through HarperCollins; and Other, which includes NDS Group plc (“NDS”), which is engaged in the business of supplying digital technology and services, enabling and supporting digital pay-television platform operators and content providers, and Global Cricket Corporation, which has the exclusive rights to broadcast the Cricket World Cup and other related International Cricket Council cricket events through 2007.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of all majority-owned and controlled subsidiaries. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” as revised in December 2003

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“FIN 46R”) and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is consolidated in accordance with FIN 46R.

Fox Television Holdings, Inc. (“FTH”), a subsidiary of the Company, has 7,600 shares of voting preferred stock issued and outstanding with a liquidation value of $760,000 and cumulative dividends at the rate of 12% per annum. Such shares are held by an executive of the Company and represent 76% of the voting power of FTH. FTH is included in these consolidated financial statements because the Company is deemed to control FTH for financial reporting purposes. Among the reasons why the Company has a controlling financial interest in FTH are (i) the Company has the ability to redeem the voting preferred stock, at any time, at the liquidation value of $760,000 plus accrued dividends, (ii) the dividends on, and amounts to be paid on redemption of, the voting preferred stock are fixed, and not related to the performance of FTH, and, (iii) senior management of FTH, including its Board of Directors, consists solely of persons employed by the Company. As a result, the controlling financial interest in FTH rests with the Company through its common stock ownership of FTH.

All significant intercompany accounts and transactions have been eliminated in consolidation, including the intercompany portion of transactions with equity method investees.

Certain fiscal 2004 amounts have been reclassified to conform to the fiscal 2005 presentation.

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30th. Fiscal 2005 was comprised of 53 weeks. Fiscal years 2004 and 2003 were comprised of 52 week periods. For convenience purposes, the Company continues to date its financial statements as of June 30th.

Use of estimates

The preparation of the Company’s Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts that are reported in the Consolidated Financial Statements and accompanying disclosures. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.

In fiscal 2004, cash on deposit included cash placed on deposit as security for repayment of indebtedness assumed on consolidation of SKY Italia. (See Note 8 Borrowings)

Concentration of credit risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and therefore bear minimal credit risk.

Inventories

Filmed Entertainment Costs:

In accordance with Statement of Position (“SOP”) No. 00-2, “Accounting by Producers or Distributors of Films,” Filmed entertainment costs include capitalized production costs, overhead and capitalized interest costs,

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

net of any amounts received from outside investors. These costs, as well as participations and talent residuals, are recognized as operating expenses on an individual film or network series basis in the ratio that the current year’s gross revenues bear to management’s estimate of total ultimate gross revenues. Estimates for initial domestic syndication and basic cable revenues are not included in the estimated lifetime revenues of network series until such sales are probable. Marketing costs and development costs under term deals are charged as operating expenses as incurred. Development costs for projects not produced are written-off at the earlier of the time the decision is taken not to develop the story or after three years.

Filmed entertainment costs are stated at the lower of unamortized cost or estimated fair value on an individual motion picture or television product basis. Revenue forecasts for both motion pictures and television products are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and other events or changes in circumstances indicate that a motion picture or television production has a fair value that is less than its unamortized cost, a loss is recognized currently for the amount by which the unamortized cost exceeds the film or television production’s fair value.

Programming Costs:

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 63, “Financial Reporting by Broadcasters,” costs incurred in acquiring program rights or producing programs for the Television, Direct Broadcast Satellite Television and Cable Network Programming segments are capitalized and amortized over the license period or projected useful life of the programming. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable, and the program is accepted and available for airing. Television broadcast network and original cable programming are amortized on an accelerated basis. The Company has single and multi-year contracts for broadcast rights of programs and sporting events. At the inception of these contracts and at each subsequent reporting date, the Company evaluates the recoverability of the costs associated therewith, using aggregate estimated advertising revenues directly associated with the program material and related expenses. Where an evaluation indicates that a multi-year contract will result in an ultimate loss, additional amortization is provided to currently recognize that loss. The costs of national sports contracts at the Fox Broadcasting Company (“FOX”) and Cable Network Programming segment and for international sports rights agreements are charged to expense based on the ratio of each period’s operating profits to estimated total remaining operating profit of the contract. Estimates of total operating profit can change and accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material.

The costs of local and regional sports contracts, which are for a specified number of events, are amortized on an event-by-event basis. Those costs, which are for a specified season, are amortized over the season on a straight-line basis and if applicable, a portion of the cost is allocated to rebroadcasts.

Inventories for other divisions are valued at the lower of cost or net realizable value. Cost is primarily determined by the first in first out, average cost method or by specific identification.

Equity method investments

Investments in and advances to equity or joint ventures in which the Company has a substantial ownership interest of approximately 20% to 50% and exercises significant influence, or for which the Company owns more than 50% but does not control policy decisions, are accounted for by the equity method. The difference between the Company’s investment and its share of the fair value of the underlying net assets of the investee represents either definite-lived intangibles, indefinite-lived intangibles or goodwill. The Company follows SFAS No. 142,

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Goodwill and Other Intangible Assets,” which requires that Equity method definite-lived intangibles be amortized over their estimated useful life while indefinite-lived intangibles and goodwill are not amortized.

Equity method investments are reviewed for impairment on a quarterly basis by initially comparing their fair value to their respective carrying amounts each quarter. The Company determines the fair value of its public company investments by reference to their publicly traded stock price. With respect to private company investments, the Company makes its estimate of fair value by considering other available information, including recent investee equity transactions, discounted cash flow analyses, estimates based on comparable public company operating multiples and in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred including the length of the time and extent to which the market value has been below cost, the financial condition and near-term prospects of the issuer, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, and other factors influencing the fair market value, such as general market conditions.

Cost method investments

Investments in which there is no significant influence (generally less than a 20% ownership interest) are accounted for under the cost method of accounting. The Company reports investments in marketable equity securities at fair value based on quoted market prices or, if quoted prices are not available, the Company makes its estimate of fair value by considering other available information, including discounted expected cash flows using market rates commensurate with credit quality and maturity of the investment. Substantially all investment securities are designated as available for sale with unrealized gains and losses included in accumulated other comprehensive income (loss), net of applicable taxes and other adjustments. The Company regularly reviews investment securities for impairment based on criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold until recovery and the financial strength and specific prospects of the issuer of the security. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over an estimated useful life of three to forty years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with the repair and maintenance of property are expensed as incurred. Changes in circumstances such as technological advances, changes to the Company’s business model or capital strategy could result in the actual useful lives differing from the Company’s estimates. In those cases where the Company determines that the useful life of buildings and equipment should be shortened, the Company would depreciate the asset over its revised remaining useful life thereby increasing depreciation expense.

Goodwill and intangible assets

The Company has a significant amount of intangible assets, including goodwill, film and television libraries, Federal Communications Commission (“FCC”) licenses, newspaper mastheads, distribution networks, publishing rights and other copyright products and trademarks. Goodwill is recorded as the difference between the cost of acquiring entities and amounts assigned to their tangible and identifiable intangible net assets. In accordance with SFAS No. 142, the Company’s goodwill and indefinite-lived intangible assets, which primarily consist of

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FCC licenses are no longer amortized but are tested annually for impairment or earlier if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Intangible assets with finite lives, are generally amortized using the straight-line method over their estimated useful lives, which range from 5 to 20 years and are reviewed for impairment at least annually. SFAS No. 142 requires the Company to perform an annual impairment assessment of its goodwill and indefinite-lived intangible assets. This impairment assessment compares the fair value of these intangible assets to their carrying value. As a result of the tests performed, the Company determined that the goodwill and indefinite-lived intangible assets included in the consolidated balance sheets were not impaired.

For all of its television station acquisitions through June 30, 2005, the Company utilized the “residual” method to estimate the fair value of the stations’ FCC licenses. Under the residual method, a portion of a station’s purchase price is allocated to its tangible net assets and certain identifiable intangible assets in accordance with independent third party appraisals with any remaining excess purchase price allocated to the FCC license. This results in goodwill being included in the FCC license value. In addition to utilizing the residual method to estimate the fair value of its FCC licenses for allocating the purchase price of its television station acquisitions, the Company also utilized this method to estimate the fair value of its FCC licenses for subsequent SFAS No. 142 impairment tests. The “residual” method of estimating the fair value of FCC licenses will no longer be permissible in future years. (See Recently issued accounting pronouncements below for discussion of the new requirement and its impact to the Company.)

Impairment of long-lived and intangible assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that the Company periodically review the carrying amounts of its property, plant and equipment and its finite-lived intangible assets to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such assets exceeds their fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

Financial instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, cost investments and long-term borrowings, approximate fair value. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. Derivative instruments embedded in other contracts, such as Exchangeable Securities, are separated into their host and derivative financial instrument components. The derivative component is recorded at its estimated fair value in the consolidated balance sheet with changes in estimated fair value recorded in Other, net in the consolidated statement of operations.

Guarantees

The Company follows FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees.

Revenue recognition

Filmed Entertainment:

Revenues are recognized in accordance with SOP 00-2. Revenues from the distribution of motion pictures are recognized as they are exhibited and revenues from home entertainment sales, net of a reserve for estimated returns, are recognized on the date that DVD units are made available for sale by retailers and all Company-imposed restrictions on the sale of DVD units have expired.

License agreements for the telecast of theatrical and television product in the broadcast network, syndicated television and cable television markets are routinely entered into in advance of their available date for telecast. Cash received and amounts billed in connection with such contractual rights for which revenue is not yet recognizable is classified as deferred revenue. Because deferred revenue generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement.

Television, Cable Network Programming and Direct Broadcast Satellite Television:

Advertising revenue is recognized as the commercials are aired. Subscriber fees received from cable systems and DBS operators for cable network programming are recognized as revenue in the period services are provided. DBS subscription and pay-per-view revenues are recognized when programming is broadcast to subscribers, while fees for equipment rental are recognized as revenue is earned.

The Company classifies the amortization of cable distribution investments (capitalized fees paid to a cable or DBS operator to facilitate the launch of a cable network) against revenue in accordance with Emerging Issues Task Force (“EITF”) No. 01-09, “Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” as detailed in the following table:

	For the years ended June 30,
	2005	2004	2003
	(in millions)
Revenues before amortization of cable distribution investments	$23,976	$20,931	$17,505
Amortization of cable distribution investments	(117)	(129)	(125)

Revenues	$23,859	$20,802	$17,380

Newspapers, Magazine Inserts and Book Publishing

Advertising revenue from newspapers, inserts and magazines is recognized when the advertisements are published. Revenues earned from book publishing and from newspaper circulation are recognized upon passing of control to the buyer.

Sales returns

Consistent with industry practice, certain of the Company’s products, such as home entertainment product, books and newspapers, are sold with the right of return. The Company records, as a reduction of revenue, the

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated impact of such returns. In determining the estimate of product sales that will be returned, management analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s product. Based on this information, management reserves a percentage of each dollar of product sales that provide the customer with the right of return.

Subscriber acquisition costs

Subscriber acquisition costs in the Direct Broadcast Satellite Television segment primarily consist of amounts paid for third-party customer acquisitions, which consist of the cost of commissions paid to authorized retailers and dealers for subscribers added through their respective distribution channels and the cost of hardware and installation subsidies for subscribers. All costs including hardware, installation and commissions are expensed upon activation. However, where legal ownership is retained in the equipment, the cost of the equipment is capitalized and depreciated over the useful life. Additional components of subscriber acquisition costs include the cost of print, radio and television advertising, which are expensed as incurred.

Advertising expenses

The Company expenses advertising costs as incurred, including advertising expenses for theatrical and television product in accordance with SOP 00-2. Advertising expenses recognized for the years ended June 30, 2005, 2004, and 2003 totaled $2.4 billion, $1.9 billion, and $1.6 billion, respectively.

Translation of foreign currencies

Income and expense accounts of foreign subsidiaries and affiliates are translated into U.S. dollars using the current rate method whereby trading results are converted at the average rate of exchange for the period and assets and liabilities are converted at the closing rates on the period end date. The resulting translation adjustments are accumulated as a component of accumulated other comprehensive income (loss). Foreign currency receivables and payables are translated at appropriate year-end current rates and the resulting translation gains or losses are taken into income currently.

The Company enters into limited forward foreign exchange contracts with the objective of protecting the Company against future adverse foreign exchange fluctuations. Exchange gains or losses on these contracts are included in net income (loss), except where they relate to specific commitments, whereby they are deferred until the commitment to sell or purchase is satisfied.

Capitalization of interest

Interest cost on funds invested in major projects, primarily theatrical productions, with substantial development and construction phases are capitalized until production or operations commence. Once production or operations commence, the interest costs are expensed as incurred. Capitalized interest is amortized over future periods on a basis consistent with that of the project to which it relates. Total interest capitalized was $31 million, $42 million, and $26 million, for the years ended June 30, 2005, 2004 and 2003, respectively. Amortization of capitalized interest for the years ended June 30, 2005, 2004 and 2003 was $48 million, $40 million, and $35 million, respectively.

Sale of stock by a subsidiary or equity method investee

When one of the Company’s subsidiaries or equity investees issues additional shares to third parties, the Company’s percentage ownership interest in the investee decreases. In the event the issuance price per share is more or less than the average carrying amount per share, in accordance with the Securities and Exchange

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 51, “Accounting for Sales of Stock by a Subsidiary,” the Company recognizes a non-cash gain or loss on the issuance. This non-cash gain or loss is recognized in the Company’s consolidated statements of operations in the period the change in ownership interest occurs. The Company provides deferred taxes on these SAB No. 51 gains (losses).

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established where management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries to the extent amounts are expected to be reinvested indefinitely.

Earnings per share

Net income available to the Company’s common stockholders is allocated between the two classes of common stock, Class A Common Stock and Class B Common Stock. The allocation between classes is based upon the two-class method. Under the two-class method, earnings per share for each class of common stock is allocated according to dividends declared and participation rights in undistributed earnings. (See Note 20 Earnings Per Share)

Basic earnings per share for the Company’s Class A and Class B Common Stock is calculated by dividing net income or loss, less dividends on perpetual preference shares, by the weighted average number of shares of Class A and Class B Common Stock outstanding. Diluted earnings per share for the Company’s Class A and Class B Common Stock is calculated similarly, except that the calculation includes the dilutive effect of the assumed exercise of options issuable under the Company’s stock incentive plans and the dilutive effect of convertible securities.

Comprehensive income (loss)

The Company follows SFAS No. 130, “Reporting Comprehensive Income,” for the reporting and display of comprehensive income.

	For the years ended June 30,
	2005	2004	2003
	(in millions)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities:
Balance, beginning of year	$177	$169	$88
Fiscal year activity	(94)	8	81

Balance, end of year	83	177	169

Minimum pension liability adjustment:
Balance, beginning of year	(212)	(274)	(68)
Fiscal year activity	(34)	62	(206)

Balance, end of year	(246)	(212)	(274)

Foreign currency translation adjustments:
Balance, beginning of year	(101)	(467)	(1,194)
Fiscal year activity	92	366	727

Balance, end of year	(9)	(101)	(467)

Total Other comprehensive loss, net of tax	$(172)	$(136)	$(572)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation

Stock-based compensation is accounted for by using the intrinsic value-based method in accordance with APB No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

The following table reflects the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions for stock-based employee compensation. These pro forma effects may not be representative of future stock compensation expense since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and the vesting of certain options was accelerated on May 3, 2005 (as discussed below) and additional options may be granted in future years.

	For the years ended June 30,
	2005	2004	2003
	(in millions except per share data)
Net income, as reported	$2,128	$1,533	$822
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(184)	(89)	(81)

Pro forma net income	$1,944	$1,444	$741

Basic earnings per share:
As reported:
Class A	$0.74	$0.58	$0.33
Class B	$0.62	$0.49	$0.28
Pro forma:
Class A	$0.68	$0.55	$0.30
Class B	$0.57	$0.46	$0.25
Diluted earnings per share:
As reported:
Class A	$0.73	$0.58	$0.33
Class B	$0.61	$0.48	$0.28
Pro forma:
Class A	$0.67	$0.55	$0.30
Class B	$0.56	$0.45	$0.25

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal years ending June 30:

	2005	2004	2003
Weighted average risk free interest rate	4.08%	5.60%	5.72%
Dividend yield	0.9%	0.9%	1.5%
Expected volatility	35.38%	41.83%	43.40%
Maximum expected life of options	7 years	7 years	7 years

On May 3, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of vesting of unvested out-of-the-money stock options granted under the Company’s 2004 Stock Option Plan. The affected options are those with exercise prices greater than A$19.74 per share, which was the closing price of the Company’s Class A Common Stock (as traded on the Australian Stock Exchange in the form of CHESS Depositary Interests) on May 2, 2005. Prior to the Company’s reorganization in the United States, stock options were granted to employees with Australian dollar exercise prices. As a result of this action, the

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

vesting of approximately 19,862,000 previously unvested stock options was accelerated and became exercisable. None of the unvested stock options held by directors, some of whom have options with exercise prices in excess of A$19.74, were accelerated.

The Compensation Committee’s decision to accelerate the vesting of these options was in anticipation of compensation expense to be recorded subsequent to the effective date of SFAS No. 123(R) on July 1, 2005. The acceleration eliminates approximately $100 million ($65 million net of tax) of future compensation expense of which $58 million ($38 million net of tax) and $42 million ($27 million net of tax) would otherwise be recognized by the Company in fiscal years 2006 and 2007, respectively, in its Consolidated Statements of Operations once SFAS No. 123(R) becomes effective. In addition, the Compensation Committee considered that because these options had exercise prices in excess of the current market value they were not fully achieving their original objectives of incentive compensation and employee retention, and it believed that the acceleration would have a positive effect on employee morale.

Derivatives

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet at fair value as either an asset or a liability. The statement also requires that changes in the fair value of recorded derivatives be recognized currently in earnings unless specific hedge accounting criteria are met.

The Company uses financial instruments designated as cash flow hedges to hedge its limited exposures to foreign currency exchange risks associated with the costs for producing films abroad. All cash flow hedges are recorded at fair value on the consolidated balance sheet. As of June 30, 2005 and 2004, the notional amount of foreign exchange forward contracts with foreign currency risk was $77.4 million and $10.8 million, respectively, and the net unrealized gain was approximately $0.5 million and $0.1 million, respectively. The potential loss in fair value for such financial instruments for a 10% adverse change in quoted foreign currency exchange rates would be approximately $3.5 million and $0.6 million, respectively. The effective changes in fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) with foreign currency translation adjustments. Amounts are reclassified from accumulated other comprehensive income (loss) when the underlying hedged item is recognized in earnings. If derivatives are not designated as hedges, changes in fair value are recorded in earnings. (See Note 9 Exchangeable Securities)

Recently issued accounting pronouncements

In September 2004, the Emerging Issues Task Force issued Topic No. D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill” (“Topic D-108”) which will impact the Company’s carrying value of its acquired FCC licenses. Topic D-108 prohibits the use of the residual method and precludes companies from reclassifying to goodwill any goodwill that was originally included in the value of FCC licenses as determined under the residual method of valuation. Pursuant to the provisions of Topic D-108, the Company will utilize a direct method of valuation for an impairment test under SFAS 142 to be performed as of July 1, 2005, the required date of adopting this new accounting pronouncement. While the Company has not yet completed the evaluation of the impact of adopting Topic D-108 on its financial position or results of operations, the Company believes that the change in accounting principle prescribed by Topic D-108 will be material. Topic D-108 will become effective for the Company in the first quarter of fiscal 2006 and will be reflected as a cumulative effect of an accounting change.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment.” This standard will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values. That cost will be recognized over the vesting period. SFAS No. 123(R) will become effective for the Company in the first quarter of fiscal 2006.

In October 2004, the American Jobs Creation Act (the “Act”) was signed into law. The Act includes a temporary incentive for U.S. multinationals to repatriate foreign earnings at an effective 5.25 percent tax rate. Such repatriations must occur in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. In December 2004, the FASB issued a FASB Staff Position, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 allows companies additional time to evaluate the effect of the Act as to whether unrepatriated foreign earnings continue to qualify for the SFAS No. 109 exception regarding non-recognition of deferred tax liabilities and would require explanatory disclosures from those who need the additional time. The Company is currently considering the effects of the repatriation provisions of the Act. Through June 30, 2005, the Company has not provided deferred taxes on substantially all of the undistributed earnings of foreign subsidiaries since substantially all such earnings were expected to be permanently invested in foreign operations but has started an evaluation of the effects of the repatriation provision. Whether the Company will ultimately take advantage of this provision depends on a number of factors, including reviewing future Congressional or Treasury Department guidance, before a determination can be made. The range of possible amounts that the Company is considering for repatriation under this provision is up to approximately $500 million. The related potential range of income tax is up to approximately $30 million.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”. This standard amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, by eliminating the exception to fair value measurement for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. SFAS No. 153 will become effective for the Company for nonmonetary asset exchanges occurring after the first quarter of fiscal 2006. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its financial position, results of operation or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This standard establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 will become effective for the Company for accounting changes and corrections of errors beginning in fiscal 2007.

NOTE 3. ACQUISITIONS AND DISPOSALS

Fiscal Year 2005 Transactions

Incorporation in the United States

In April 2004, the Company announced that it would pursue a reorganization that would change the Company’s place of incorporation from Australia to the United States. In August 2004, the Company announced that a Special Committee of Non-executive Directors and the Board of Directors of the Company had unanimously recommended the proposed reorganization of the Company. On October 26, 2004, the reorganization was approved by the Company’s shareholders and option holders and on November 3, 2004, the Federal Court of Australia also approved the reorganization.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 12, 2004, the proposed reorganization was accomplished under Australian law whereby the holders of TNCL’s ordinary and preferred shares, including those ordinary shares and preferred limited voting ordinary shares represented by American Depositary Receipts (“ADRs”), had their shares cancelled and received in exchange shares of voting and non-voting common stock of News Corporation at a one-for-two ratio. Reorganization costs expensed during fiscal 2005 amounted to $49 million and are included in Other operating charge in the Other segment in the consolidated statements of operations.

In connection with this reorganization, the Company acquired from the Harris Trust the approximate 58% interest in Queensland Press Pty Ltd. (“QPL”) not already owned by the Company through the acquisition of the Cruden Group of companies. The principal assets of the Cruden Group were shares of the Company and a 58% interest in QPL. QPL owns a publishing business which includes two metropolitan and eight regional newspapers in Queensland, Australia, as well as shares of News Corporation. The consideration for the acquisition of the net assets of the Cruden Group, excluding shares of the Company owned directly through the Cruden Group and indirectly (through QPL), was the issuance of approximately 61 million shares of Class B Common Stock valued at approximately $1 billion and the assumption of approximately $400 million of debt. All of the debt assumed was retired in November 2004. The excess purchase price over the fair value of the net assets acquired of approximately $1.3 billion has been preliminarily allocated to certain indefinite-lived intangibles and goodwill, which in accordance with SFAS No. 142 are not being amortized. The allocation of the excess is not final and is subject to changes upon completion of final valuations of certain assets and liabilities. A future reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets could reduce future earnings as a result of additional amortization. For every $100 million reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets, Depreciation and amortization expense would increase by approximately $10 million per year representing amortization expense assuming an average useful life of 10 years. The results of QPL have been included in the Company’s consolidated statements of operations from November 12, 2004, the date of acquisition. As a result of the purchase of this interest in QPL, the Company’s ownership interest in QPL increased from 42% to 100% and accordingly on November 12, 2004, the Company ceased to equity account for QPL.

As a result of the reorganization, News Corporation became the new parent company of TNCL. News Corporation has a primary listing on the New York Stock Exchange and secondary listings on the Australian Stock Exchange and the London Stock Exchange.

In exchange for approximately 78 million shares of Class A Common Stock and approximately 247 million shares of Class B Common Stock owned directly through the Cruden Group and indirectly (through QPL) by the Cruden Group, the Harris Trust received shares of News Corporation in the same exchange ratio as all other TNCL shareholders in the reorganization. The shares of News Corporation non-voting stock that the Harris Trust received were reduced by the number of shares equal in value to the net debt and certain other net liabilities of the Cruden Group which was assumed by the Company in the transaction. The shares issued to the Harris Trust were approximately 61 million shares of Class A Common Stock, and approximately 247 million shares of Class B Common Stock with an approximate value of $6 billion, and the Company assumed approximately $250 million of net debt and certain other net liabilities of the Cruden Group. All of the debt assumed was retired in November 2004.

The Company shares acquired through the acquisition of the Cruden Group as well as the shares which were indirectly owned by the Company through its 42% ownership interest in QPL prior to the acquisition are considered treasury shares. The treasury shares are accounted for using the par value method. Shares of Class A Common Stock and shares of Class B Common Stock related to this transaction that are held in treasury at June 30, 2005 were approximately 109 million and 314 million, respectively. Following the reorganization, Mr. K. R. Murdoch, the Chairman and Chief Executive Officer (“CEO”), and the Harris Trust own approximately 29.5% of the voting shares of News Corporation.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fox Entertainment Group Acquisition

In March 2005, Fox Acquisition Corp., a direct wholly-owned subsidiary of the Company, completed its offer to the holders of Class A common stock of Fox Entertainment Group, Inc. (“FEG”) to exchange 2.04 shares of the Company’s Class A Common Stock for each outstanding share of FEG’s Class A common stock validly tendered and not withdrawn in the exchange offer (the “Offer”). Shortly thereafter, the Company effected a merger of FEG with and into Fox Acquisition Corp. Each share of FEG Class A common stock not acquired in the Offer, other than the shares owned by the Company, was converted in the merger into 2.04 shares of the Company’s Class A Common Stock. The Company issued approximately 357 million shares of News Corporation’s Class A Common Stock valued at approximately $6.3 billion in exchange for the outstanding FEG Class A common shares. After the consummation of the offer and the subsequent merger, Fox Acquisition Corp. changed its name to “Fox Entertainment Group, Inc.” As a result of the Offer, the Company’s ownership interest increased from approximately 82% to 100%. This acquisition of the remaining non-controlling interests in FEG has been accounted for under the purchase method in accordance with SFAS No. 141.

In connection with the Offer and subsequent merger, a wholly owned subsidiary of the Company tendered the shares of Fox Class A common stock and Fox Class B common stock that it owned prior to the acquisition to Fox Acquisition Corp. in exchange for News Corporation Class A Common Stock at the same exchange ratio as is provided in the Offer for shares of Fox Class A common stock. As a result of the exchange, the wholly owned subsidiary owns shares of News Corporation, which are considered treasury shares. The treasury shares are accounted for using the par value method. Of the Class A Common Stock held in treasury at June 30, 2005, approximately 1,631 million shares represent shares issued in exchange for shares of FEG’s common stock previously held by a wholly owned subsidiary of the Company with an approximate value of $8 billion.

The Company has not yet finalized the evaluation and allocation of the purchase price as the appraisals associated with the valuation of tangible and intangible assets are not yet complete. The Company has preliminarily allocated the purchase price to certain finite-lived intangible assets which are being amortized, and certain indefinite-lived intangibles and goodwill, which are not being amortized in accordance with SFAS No. 142, which is included in the Other segment, until the final allocation is complete. A future reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets could reduce future earnings as a result of additional amortization. For every $100 million reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets, Depreciation and amortization expense would increase by approximately $10 million per year representing amortization expense assuming an average useful life of 10 years. Amortization included in the statement of operations for the period from the acquisition date through June 30, 2005 was approximately $10 million reflected in the Other segment.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate purchase price allocation for QPL and FEG is as follows:

As of June 30, 2005
(in millions)
Assets acquired:
Current assets	$133
Investments	284
Property, plant and equipment	241
Intangible assets	1,387
Goodwill	3,034

Total assets transferred	$5,079

Liabilities assumed:
Current liabilities	$108
Deferred income taxes	587
Borrowings	657

Total liabilities assumed	1,352
Minority interest in subsidiaries	(3,399)

Net assets acquired before treasury shares	7,126
Treasury shares acquired	13,548

Net assets acquired	$20,674

Other fiscal 2005 transactions

In September 2004, the Company purchased Telecom Italia S.p.A.’s (“Telecom Italia”) 20% interest in SKY Italia for cash consideration of $108 million (€88 million), thereby increasing the Company’s ownership interest in SKY Italia to 100%.

In April 2005, the Company and Rainbow Media Holdings (“Rainbow”) exchanged their investments in Regional Programming Partners (“RPP”). Under the terms of the agreement, the Company exchanged its 40% interest in RPP for Rainbow’s 60% interests in Fox Sports Net Ohio (“FSN Ohio”) and Fox Sports Net Florida (“FSN Florida”) (formerly included in the RPP business) and Rainbow’s 50% interests in National Sports Partners (“NSP”) and National Advertising Partners (“NAP”) increasing the Company’s ownership in these entities to 100%. In addition, the Company retained its 40% interest in Fox Sports Net Bay Area (“FSN Bay Area”) (also formerly included in the RPP business) and remitted to RPP the $150 million in promissory notes it received from RPP as a result of RPP’s December 2003 acquisition of the Company’s direct ownership interests in Fox Sports Net Chicago and Fox Sports Net Bay Area. The Company accounted for this exchange in accordance with APB Opinion No. 29, “Accounting for Nonmonetary Transactions” and accordingly the Company recorded the assets received at fair value upon closing. The Company has recognized a loss of approximately $85 million on this restructuring in Other, net in the accompanying consolidated statement of operations.

Fiscal Year 2004 Transactions

In December 2003, NDS, a subsidiary of the Company, acquired 100% of the MediaHighway middleware business from a subsidiary of Thomson SA and licensed certain related patents from Thomson SA for a total consideration of $73 million (€60 million) in cash. Subsequent to this acquisition, the Company concluded that certain intangible assets recognized on acquisition were not supported by projections of the incremental future

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash flows attributable to the acquired business. Accordingly, the Company has recorded an impairment charge against these intangibles of $11.3 million reflected in Operating expenses within Operating income.

In December 2003, SKY Italia sold two wholly owned subsidiaries, Prima S.p.A. and Europa S.p.A., for total consideration of $112 million (€90 million). The Company ascribed a fair value of $112 million to these assets in connection with the Telepiu acquisition (see fiscal year 2003 transactions below) and accordingly no gain or loss was recognized on the sale.

In December 2003, the Company sold its 50% direct ownership interests in SportsChannel Chicago Associates (“SportsChannel Chicago”) and SportsChannel Pacific Associates (“SportsChannel Bay Area”) (collectively the “SportsChannels”) to subsidiaries of RPP for consideration of $150 million. This consideration was paid wholly in the form of two three-year promissory notes issued by the subsidiaries of RPP, which own only the acquired interests in the SportsChannels, in an aggregate amount of $150 million and bearing interest at prime plus 1% per annum. The notes are secured by a pledge of 100% of the interests in SportsChannel Bay Area. Upon the close of this sale, the SportsChannels are held 100% by RPP and indirectly 60% by Rainbow Media Sports Holdings, Inc. and 40% by the Company. The Company recognized a net gain on the sale of the SportsChannels of $9 million, which is reflected in Other, net in the accompanying consolidated statements of operations.

In February 2004, the Company sold the Los Angeles Dodgers (“Dodgers”), together with Dodger Stadium and the team’s training facilities in Vero Beach, Florida and the Dominican Republic, to entities owned by Frank McCourt (the “McCourt Entities”). The gross consideration for the sale of the Dodgers franchise and real estate assets was $421 million, subject to further adjustment. The consideration at closing was comprised of (i) $225 million in cash, (ii) a $125 million two-year note, (iii) a $40 million four-year note secured by bank letters of credit and (iv) a $31 million three-year note that is convertible, at the Company’s option, into preferred equity in the McCourt Entities if unpaid at maturity. The Company had agreed to remit $50 million during the first two years following the closing of the transaction to reimburse the McCourt Entities for certain pre-existing commitments which has been substantially paid. During the fourth quarter of Fiscal 2005, the Company recognized a gain of $17 million as a result of the subsequent finalization of certain contractual terms, which resulted in a net ultimate loss of $2 million in the disposition of the Dodgers. As of June 30, 2005, the McCourt Entities have paid off all of the notes except for $125 million note secured by non-team real estate which is currently due in February 2008.

Fiscal Year 2003 Transactions

In August 2002, the Company acquired WPWR-TV in the Chicago designated market area (“DMA”) from Newsweb Corporation for $425 million in cash. This transaction has been treated as a purchase in accordance with SFAS No. 141, “Business Combinations.”

In April 2003, the Company and Telecom Italia acquired Telepiu, S.p.A. (“Telepiu”), Vivendi Universal’s satellite pay-television platform in Italy, for approximately $874 million (€788 million), consisting of the assumption of $388 million (€350 million) in outstanding indebtedness and a cash payment of $486 million (€438 million). In the acquisition, Telepiu was merged with Stream S.p.A. (“Stream”), and the combined platform was renamed SKY Italia, which was owned 80% by the Company and 20% by Telecom Italia S.p.A. The excess purchase price over the fair value of the net assets acquired of $638 million is reported within publishing rights, titles, television licenses, and goodwill. The results of SKY Italia have been included in the Company’s consolidated statements of operations from April 30, 2003, the date of acquisition. As a result of the acquisition, commencing April 30, 2003, the Company ceased to equity account its share of Stream’s results.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4. INVENTORIES

	As of June 30,
	2005	2004
	(in millions)
Current inventories:
Raw materials	$132	$98
Work and projects in progress	55	52
Finished goods	123	139
Programming rights	1,235	1,270

	1,545	1,559
Less: inventory reserve	(29)	(29)

Total current inventories, net	1,516	1,530

Non-current inventories:
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	733	734
Completed, not released	234	125
In production	218	545
In development or preproduction	90	52

	1,275	1,456

Television productions:
Released (including acquired libraries)	470	449
Completed, not released	14	13
In production	149	112
In development or preproduction	2	1

	635	575

Total filmed entertainment costs, less accumulated amortization	1,910	2,031
Programming rights	456	638

Total non-current inventories	2,366	2,669

Total inventories, net	$3,882	$4,199

As of June 30, 2005, the Company estimated that approximately 62% of unamortized filmed entertainment costs from the completed films are expected to be amortized during fiscal year 2006 and approximately 92% of released filmed entertainment costs will be amortized within the next three years. As of June 30, 2005, the Company estimated that approximately 59% of $1,182 million in accrued participation liabilities, included in Participations, residuals and royalties payable on the consolidated balance sheet, will be payable during fiscal 2006. At June 30, 2005, acquired film and television libraries have remaining unamortized film costs of $133 million, which are generally amortized using the individual film forecast method over a remaining period of approximately 8 to 16 years.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5. INVESTMENTS

As of June 30, 2005, the Company’s investments were comprised of the following:

		Ownership Percentage	As of June 30,(5)
			2005	2004
			(in millions)
Equity method investments:

The DIRECTV Group, Inc.(1)(2)	DBS operator principally in the U.S.	34%	$6,688	$6,813
Gemstar-TV Guide International, Inc.(2)	U.S. print and electronic guidance company	41%	608	604
Regional Programming Partners(3)	U.S. partnership holding interests in sporting networks, teams and arenas	0% (2004 - 40%)	—	943
British Sky Broadcasting Group plc(2)	U.K. DBS operator	37% (2004 - 35%)	787	495
China Network Systems	Taiwan cable TV operator	various	225	250
Sky Network Television Ltd.	New Zealand media company	44%	254	315
FOXTEL	Australian pay TV operator	25%	70	90
National Geographic Channel (US)(4)	U.S. cable channel	67%	320	172
National Geographic International	International cable channel	50%	133	71
Other equity method investments		various	557	493
Cost method investments			626	668

			$10,268	$10,914

(1)	The Company purchased its 34% interest in The DIRECTV Group, Inc. (“DIRECTV”) during fiscal 2004 (See below).
(2)	The market value of the Company’s investment in DIRECTV, Gemstar-TV Guide International, Inc. (“Gemstar-TV Guide”) and British Sky Broadcasting Group plc (“BSkyB”) was $7,296 million, $635 million and $6,433 million, respectively, as of June 30, 2005.
(3)	The Company restructured its investment in RPP during fiscal 2005. (See Note 3 Acquisitions and Disposals)
(4)	The Company does not control this entity as it does not hold a majority on the Board, is unable to dominate operating decision-making and is not a variable interest entity.
(5)	The aggregate fair value of those investments whose shares are publicly traded was $15,654 million and $17,276 million as of June 30, 2005 and 2004, respectively.

Equity Earnings of Affiliates

The Company’s share of the income (loss) of each of its equity affiliates is as follows:

	For the years ended June 30,
	2005	2004	2003
	(in millions)
British Sky Broadcasting Group plc	$374	$265	$128
The DIRECTV Group, Inc.(a)	(186)	(57)	—
Sky Brasil	49	(37)	(77)
Innova	27	(10)	(22)
FOXTEL	(20)	(19)	(9)
Stream(b)	—	—	(198)
Other equity affiliates(c)	111	28	(166)

Total equity earnings (losses) of affiliates(d)	$355	$170	$(344)

(a)	The Company’s share of DIRECTV’s losses for the year ended June 30, 2005 includes the Company’s share of DIRECTV’s increased loss from its sale of PanAmSat resulting from a reduction in the sales proceeds, the Company’s portion of the SPACEWAY program impairment and the amortization of certain finite-lived intangibles.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)	In April 2003, the Company acquired a controlling interest in Stream (now SKY Italia). As a result of the acquisition, commencing April 30, 2003, the Company ceased to equity account its share of Stream’s results.

(c)	Other equity affiliates include the following fiscal 2003 transactions:

Gemstar-TV Guide, which is accounted for using the equity method, experienced a significant decline in its market capitalization. In determining if the decline in Gemstar-TV Guide’s market value was other than temporary, the Company considered a number of factors: (i) the financial condition, operating performance and near term prospects of the investee; (ii) the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; (iii) analysts’ ratings and estimates of 12 month share price targets for the investee; (iv) the length of time and the extent to which the market value has been less than the carrying value of the Company’s investment; and (v) the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. As a result of this review, the Company recorded a $305 million charge included in Equity earnings (losses) of affiliates to reduce the carrying value of its investment to reflect an other than temporary decline in value. The charge was determined by reference to Gemstar-TV Guide’s share price of $3.75 per share and the Company’s ownership of approximately 175 million shares.

Independent Newspapers Limited (“INL”) sold its publishing assets and this sale resulted in a gain for INL. The Company’s portion of such gain was $161 million, which is reflected in Equity earnings (losses) of affiliates on the consolidated statements of operations.

The Company wrote down its investment in Sky Multi-Country Partners by $35 million reflected in Equity earnings (losses) of affiliates on the consolidated statements of operations due to a permanent diminution of assets resulting from sustained losses of the platform and the decision of the partners to limit future financial support of this business.

(d)	The Company’s investment in several of its affiliates exceeded its equity in the underlying net assets at their acquisition by a total of $3.8 billion and $3.9 billion as of June 30, 2005 and 2004, respectively.

This excess primarily relates to the Company’s investment in DIRECTV. At June 30, 2005 the remaining unamortized excess included in the investment in DIRECTV was $3.6 billion which represents the excess of fair value over the Company’s proportionate share of DIRECTV’s underlying net assets as adjusted to record such net assets at fair value, most notably the adjustment to the carrying value of DIRECTV’s SPACEWAY and PanAmSat businesses and assets and its deferred subscriber acquisition costs. This excess, has been allocated to finite-lived intangibles, which are being amortized over lives ranging from 6-20 years, and to certain indefinite-lived intangibles and goodwill, which are not subject to amortization in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.

In accordance with SFAS No. 142, the Company amortized $74 million and $29 million in fiscal 2005 and 2004, respectively, related to amounts allocated to definite-lived intangible assets. Such amortization is reflected in equity earnings (losses) of affiliates.

Fiscal Year 2005 Acquisitions and Disposals

In June 2005, the Company sold its entire cost investment in The Wireless Group plc (“Wireless Group”). The Company’s 38.9 million shares of Wireless Group were sold for total consideration of approximately $60 million. The Company recognized a gain of approximately $6 million on the sale, which is reflected in Other, net in the accompanying consolidated statements of operations for the fiscal year ended June 30, 2005.

In fiscal 2005, INL merged with Sky Network Television and formed a new company which has been named Sky Network Television Limited (“Sky Network Television”). As part of the transaction, the Company received net cash consideration of approximately $60 million and increased the Company’s ownership interest in Sky Network Television by 10%, to 44%.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2005, as part of the Company’s acquisition of the remaining outstanding shares of FEG it did not already own (See Note 3 Acquisitions and Disposals), approximately $234 million of the FEG excess purchase price was preliminarily assigned to the Company’s investments in National Geographic and DIRECTV, of which approximately $60 million was preliminarily allocated to amortizable intangibles with an estimated weighted average useful life of 10 years.

In October 2004, the Company and its 34% investee, DIRECTV, announced a series of transactions with Grupo Televisa, Globopar and Liberty Media International, Inc. that will result in the reorganization of the companies’ direct broadcast satellite (“DBS”) TV platforms in Latin America. The transactions will result in DIRECTV Latin America and Sky Latin America consolidating their two DBS platforms into a single platform in each of the major territories served in the region. As part of these transactions, DIRECTV will acquire News Corporation’s interests in Sky Brasil, Innova and Sky Multi-Country Partners. The Sky Multi-Country Partners transaction has closed and the Company has recorded a pre-tax loss during fiscal 2005 of $55 million. Upon the completion of the reorganization of the other platforms, which is subject to certain governmental approvals, the Company will record a gain. As a result of these transactions, the Company’s transponder lease guarantee increased by $175 million. Upon the closing of the Latin American DBS reorganization transactions, the Company will be released from the transponder lease guarantees. (See Note 14 Commitments and Contingencies)

In December 2004, the Company sold its 20% investment in Rogers Sportsnet to Rogers Broadcasting Limited for $41 million. Rogers Sportsnet operates regional sports networks in Canada covering local sports events plus national programming. For the six months ended December 31, 2004, the Company recognized a gain of $39 million on this sale in Other, net in the consolidated statements of operations.

In January 2005, STAR completed the acquisition of approximately 26% in Balaji Telefilms Limited, the largest television content production company in India, whose shares are listed for trading on The Stock Exchange, Mumbai and the National Stock Exchange of India for $34 million.

Fiscal Year 2004 Acquisitions and Disposals

In May 2004, the Company sold its 40% interest in the Staples Arena for aggregate consideration of $128 million. The Company has recorded a loss on the sale of the interest in the Staples Arena of approximately $7 million in Other, net on the consolidated statement of operations. In connection with the sale of this interest, the Company was released from several guarantees in the aggregate amount of approximately $23 million outstanding at the time of this sale.

In May 2004, the Company acquired a 10% interest in an affiliate of Anschutz Entertainment Group, Inc. that has the right to develop and operate an entertainment and sports complex to be located inside and adjacent to the Millennium Dome in London, England, for $25 million.

In December 2003, the Company acquired a 34% interest in Hughes Electronics Corporation (“Hughes”) for total consideration of approximately $6.8 billion. General Motors Corporation (“GM”) sold its 20% interest in Hughes to the Company in exchange for approximately $3.1 billion, in cash, and 57.2 million shares of News Corporation Class A shares, valued at approximately $800 million. The Company acquired 14% of Hughes from the former GM Class H common stockholders in exchange for approximately 204.2 million shares of News Corporation Class A shares, valued at $2.9 billion. Subsequent to the above transaction, Hughes changed its corporate name to The DIRECTV Group, Inc (“DIRECTV”).

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2003, the Company exercised its right to require Discovery Communications, Inc. (“Discovery”) to purchase its 10% interest in Discovery Health Channel, LLC for a sales price of approximately $98 million. The Company had acquired this interest in connection with the sale of The Health Network to Discovery in June 2001. The transaction was completed in fiscal 2005 and the Company recognized a gain that was not material to the Company’s consolidated results of operations.

In August 2003, the Company sold its entire 8% cost investment in SKY Perfect Communications Inc. (“SKY PerfecTV!”). The Company’s 182,000 shares of SKY PerfecTV! were sold for total consideration of $177 million (¥20.8 billion). The Company recognized a gain of approximately $105 million on the sale, which is reflected in Other, net in the accompanying consolidated statements of operations for the fiscal year ended June 30, 2004.

Impairments of Cost Method Investments

During fiscal 2003, the Company wrote down its investment in Knowledge Enterprises, Inc. (“Knowledge”) by $92 million reflected in Other, net in the consolidated statements of operations. The charge was based on Knowledge’s planned equity rights offering and reflected the estimated recoverable value of this investment.

Summarized financial information for significant equity affiliates, determined in accordance with Regulation S-X, accounted for under the equity method is as follows:

	For the years ended June 30,
	2005	2004	2003
	(in millions)
Revenues	$19,734	$17,527	$5,824
Operating income (loss)	(221)	525	(792)
Income (loss) from continuing operations	(67)	172	(916)
Net loss	(119)	(737)	(916)

	As of June 30,
	2005	2004
	(in millions)
Current assets	$8,012	$12,033
Non-current assets	12,550	12,612
Current liabilities	4,447	7,263
Non-current liabilities	7,016	6,730

Equity affiliates of the Company have balance sheet dates consistent with the Company with the following exceptions:

Investment	Year End
Gemstar-TV Guide International, Inc.	December 31
National Geographic Channel (US)	December 31
National Geographic International	December 31
The DIRECTV Group, Inc.	December 31

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

	Useful Lives	As of June 30,
		2005	2004
		(in millions)
Land		$273	$263
Buildings and leaseholds	3 to 40 years	2,321	2,205
Machinery and equipment	3 to 20 years	5,211	4,359

		7,805	6,827
Less accumulated depreciation and amortization		(3,459)	(3,031)

Total property, plant and equipment, net		$4,346	$3,796

Depreciation and amortization related to property, plant and equipment was $608 million, $539 million and $407 million for the years ended June 30, 2005, 2004, and 2003, respectively. This includes depreciation of set-top boxes at the Direct Broadcast Satellite Television segment of $100 million, $93 million and $34 million for the years ended June 30, 2005, 2004 and 2003, respectively.

Construction in progress as of June 30, 2005 and 2004, which amounted to $258 million and $63 million, respectively, was included in Property, plant and equipment, net above.

Total operating lease expense was approximately $327 million, $342 million and $220 million for the years ended June 30, 2005, 2004 and 2003, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142, the Company’s intangible assets and related accumulated amortization are as follows:

	Weighted average useful lives	As of June 30,
		2005	2004
		(in millions)
FCC licenses(a)(b)	Indefinite-lived	$8,485	$8,616
Distribution networks	Indefinite-lived	745	743
Publishing rights & imprints	Indefinite-lived	501	501
Newspaper mastheads	Indefinite-lived	744	476
Other(b)	Indefinite-lived	1,907	457

Intangible assets not subject to amortization		12,382	10,793
Intangible assets, net of accumulated amortization of $74 million and $35 million as of June 30, 2005 and 2004, respectively	4.3 - 10 years	135	205

Total intangibles, net		$12,517	$10,998

(a)	See Recently issued accounting pronouncements for discussion on Topic D-108 in Note 2 Summary of Significant Accounting Policies.
(b)	See Note 3 Acquisitions and Disposals.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying value of goodwill, by segment, are as follows:

	Balance as of June 30, 2004	Acquisitions		Adjustments(a)	Balance as of June 30, 2005
	(in millions)
Filmed Entertainment	$246	$3		$—	$249
Television	2,947	4		—	2,951
Cable Network Programming	2,768	890		—	3,658
Direct Broadcast Satellite Television	659	—		(136)	523
Magazines & Inserts	257	—		—	257
Newspapers	12	990		(22)	980
Book Publishing	—	—		—	—
Other	264	2,062	(b)	—	2,326

Total goodwill	$7,153	$3,949		$(158)	$10,944

(a)	Adjustments primarily related to purchase price allocations for acquisitions, foreign currency translation adjustments and the reduction of accruals previously established in purchase price accounting which were determined to be no longer necessary.
(b)	See Note 3 Acquisitions and Disposals.

Amortization related to finite-lived intangible assets was $40 million, $26 million and $7 million for the years ended June 30, 2005, 2004 and 2003, respectively.

Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: 2006 - $68 million, 2007 - $58 million, 2008 - $58 million, 2009 - $58 million and 2010 - $56 million. These amounts may vary as acquisitions and disposals occur in the future and as purchase price allocations are finalized.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8. BORROWINGS

					As of June 30,
					2005	2004
				Note	(in millions)
Bank Loans (a)
Current					$32	$44
Long-term					128	60

					$160	$104

Public Debt
Description		Original face value	Due date
5.625% Eurobond		€350m	July 29, 2004	(b)	$—	$272
8.5% Senior notes	US$	500m	February 15, 2005	(c) (e)	—	132
6.625% Senior debentures	US$	350m	January 9, 2008	(d)	350	350
7.375% Senior debentures	US$	200m	October 17, 2008	(d)	200	200
4.75% Senior notes	US$	150m	March 15, 2010	(d) (e)	150	150
9.25% Senior debentures	US$	500m	February 1, 2013	(c)	500	500
8.625% Senior debentures	A$	150m	February 7, 2014	(c)	113	105
5.3% Senior debentures	US$	750m	December 3, 2014	(d) (e)	750	—
7.6% Senior debentures	US$	200m	October 11, 2015	(c)	200	200
8% Senior debentures	US$	400m	October 17, 2016	(d)	400	400
7.25% Senior debentures	US$	350m	May 18, 2018	(d)	350	350
8.25% Senior debentures	US$	250m	August 10, 2018	(c)	250	250
Liquid Yield Option Notes (LYONs™)	US$	1,515m	February 28, 2021	(f)	880	850
8.875% Senior debentures	US$	250m	April 26, 2023	(c)	250	250
7.75% Senior debentures	US$	200m	January 20, 2024	(c)	200	200
7.75% Senior debentures	US$	90m	February 1, 2024	(c)	90	90
9.5% Senior debentures	US$	200m	July 15, 2024	(c)	200	200
8.5% Senior debentures	US$	200m	February 23, 2025	(c)	200	200
7.7% Senior debentures	US$	250m	October 30, 2025	(d)	250	250
7.43% Senior debentures	US$	240m	October 1, 2026	(d)	240	240
7.125% Senior debentures	US$	200m	April 8, 2028	(d)	200	200
7.3% Senior debentures	US$	200m	April 30, 2028	(d)	200	200
7.28% Senior debentures	US$	200m	June 30, 2028	(d)	200	200
7.625% Senior debentures	US$	200m	November 30, 2028	(d)	200	200
6.55% Senior notes	US$	350m	March 15, 2033	(d) (e)	350	350
8.45% Senior debentures	US$	200m	August 1, 2034	(c)	200	200
6.2% Senior debentures	US$	1,000m	December 3, 2034	(d) (e)	1,000	—
8.15% Senior debentures	US$	300m	October 17, 2036	(d)	300	300
6.75% Senior debentures	US$	250m	January 9, 2038	(d)	250	250
7.75% Senior debentures	US$	600m	December 1, 2045	(d)	600	600
7.9% Senior debentures	US$	150m	December 1, 2095	(d)	150	150
8.25% Senior debentures	US$	100m	October 17, 2096	(d)	100	100
Exchangeable securities				Note 9	1,516	1,462

Total public debt					10,839	9,401

New Millennium				Note 10	—	659

Total borrowings					$10,999	$10,164

Current maturities of borrowings					912	1,084
Long-term borrowings					10,087	9,080

Total borrowings					$10,999	$10,164

At June 30, 2005, the fair value of interest bearing liabilities in aggregate amounts to $12.4 billion.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a)	During fiscal 2004, a subsidiary of the Company, entered into two loan agreements with the European Bank for Reconstruction and Development in the aggregate amount of $93 million which have been fully utilized. Both loans bear interest at 3-month LIBOR plus a margin of up to 5% dependent upon certain financial metrics, and are to be paid in quarterly installments over a five-year period ending in November 2009. In June of fiscal 2005, the Company expanded the facility by $130 million and utilized approximately $50 million of this facility. This loan bears interest at 3-month LIBOR plus a margin of up to 3.9% dependent upon certain financial metrics, and is to be paid in quarterly installments over a seven-year period ending February 2012 and is subject to certain financial covenants. The loans are secured by certain bank accounts and share pledges of the Company’s Russian operating subsidiaries.

The cash flows from these facilities have been and are to be used to expand the Company’s businesses in Russia and Eastern Europe. In fiscal 2005, the Company made principal repayments of $6 million on these loans. At June 30, 2005, $137 million was outstanding under these loans.

b)	On April 30, 2003, in connection with its acquisition of Telepiu, the Company assumed Telepiu’s obligations under its $388 million (€350 million) 5.625% Guaranteed Notes due 2004 (the “Eurobonds”). The Eurobonds matured on July 29, 2004 and accrued interest at 5.625% per annum with annual interest payments made on each anniversary date. The Company procured the issuance of a letter of credit for the benefit of the holders of the Eurobonds and established a cash collateral account, reflected as Cash on deposit on the Balance Sheet, to make any required payments on the Eurobonds and secure the Company’s obligations under the letter of credit. Subsequent to June 30, 2003, certain Eurobond holders exercised their option to require the Company to purchase approximately $141 million (€126 million) aggregate principal amount of Eurobonds. As a result, on August 19, 2003, 36% of the Eurobonds were retired by the Company in accordance with the repurchase provision. On July 29, 2004, the Company retired the remaining Eurobonds.
c)	These notes are issued under the Amended and Restated Indenture dated as of January 28, 1993, as supplemented (as supplemented, the “Indenture”), among News America, Inc., the Company and the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee. These notes are direct unsecured obligations of News America and rank pari passu with all other unsecured indebtedness of News America, Inc. Redemption may occur, at the option of the holders, at 101% of the principal plus an accrued interest amount in certain circumstances where a change of control is deemed to have occurred. These notes are subject to certain covenants, which, among other things, restrict secured indebtedness to 10% of tangible assets and in certain circumstances limit new senior indebtedness.
d)	These notes are issued under the Amended and Restated Indenture dated as of March 24, 1993, as supplemented (as supplemented, the “Indenture”), among News America, Inc., the Company and the subsidiary guarantors named therein and The Bank of New York, as Trustee. These notes are direct unsecured obligations of News America and rank pari passu with all other unsecured indebtedness of News America, Inc. Redemption may occur, at the option of the holders, at 101% of the principal plus an accrued interest amount in certain circumstances where a change of control is deemed to have occurred. These notes are subject to certain covenants, which, among other things, restrict secured indebtedness to 10% of tangible assets and in certain circumstances limit new senior indebtedness.
e)	In March 2003, the Company purchased approximately 74% of its outstanding $500 million aggregate principal amount of 8.5% Senior Notes due February 2005 at a premium, plus accrued interest. Concurrent with this transaction, the Company issued $150 million of 4.750% Senior Notes due March 2010 and $350 million of 6.55% Senior Notes due March 2033 at a discount. Proceeds from the issuance of these new Senior Notes were used to purchase the 8.50% Senior Notes and for general corporate purposes. The Company recognized a loss of $45 million on the early redemption of the 8.50% Senior Notes which is included within Other, net in the Statements of Operations. In February 2005, the Company repaid the outstanding balance on the $500 million aggregate principal amount of 8.5% Senior Notes due February 2005.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the Company issued approximately $750 million of 5.30% Senior Notes due 2014 and $1,000 million of 6.20% Senior Notes due 2034 for general corporate purposes. The Company received proceeds of $1,743 million on the issuance of this debt, net of expenses.

f)	In February 2001, the Company issued Liquid Yield OptionTM Notes (“LYONs™”) which pay no interest and have an aggregate principal amount at maturity of $1,515 million representing a yield of 3.5% per annum on the issue price. The holders may exchange the notes at any time into Class A shares of News Corporation or, at the option of the Company, the cash equivalent thereof at a fixed exchange rate of 24.2966 Class A shares per $1,000 note. The notes are redeemable at the option of the holders on February 28, 2006, February 28, 2011 and February 28, 2016 at a price of $594.25, $706.82 and $840.73, respectively. The Company, at its election, may satisfy the redemption amounts in cash, Class A shares or any combination thereof. The Company can redeem the notes in cash at any time on or after February 28, 2006 at specified redemption amounts. The LYONs constitute senior indebtedness of News America Incorporated (“NAI”) and rank equal in right of payment with all present and future senior indebtedness of NAI. The Company and the Subsidiary Guarantors have each fully and unconditionally guaranteed the LYONs. The notes, which have been recorded at a discount, are being accreted using the effective interest rate method and had a carrying value of $880 million at June 30, 2005 and are included in current liabilities.

Perpetual Preference Shares

In November 2004, the Company redeemed all of the outstanding adjustable rate cumulative perpetual preference shares and the guaranteed 8.625% perpetual preference shares for $345 million at par.

Interest Expense, Net

Interest expense, net consists of

	For the years ended June 30,
	2005	2004	2003
	(in millions)
Interest income	$200	$152	$127
Interest expense	(767)	(726)	(677)
Interest capitalized	31	42	26

Interest expense, net	$(536)	$(532)	$(524)

Ratings of Public Debt

The table below summarizes the Company’s credit ratings as of June 30, 2005.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa 3	Positive
Standard & Poor’s	BBB -	Positive

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Original Currencies of Borrowings

Borrowing are payable in the following currencies:

	As of June 30,
	2005	2004
	(in millions)
United States Dollars	$10,862	$9,752
€0 million (2004 €224 million) Euros	—	272
A$150 million (2004 A$150 million) Australian Dollars	113	105
JPY 0 million (2004 JPY 3,132 million) Japanese Yen	—	30
Other currencies	24	5

Total borrowings	$10,999	$10,164

At June 30, 2005 the impact of foreign currency movements on borrowings was not material.

On June 27, 2003, NAI, a subsidiary of the Company entered into a new $1.75 billion Five Year Credit Agreement (the “Credit Agreement”) with Citibank N.A., as administrative agent, JP Morgan Chase Bank, as syndication agent, and the lenders named therein. News Corporation, FEG Holdings, Inc., Fox Entertainment Group, Inc., News America Marketing FSI, Inc., News Publishing Australia Limited and News Australia Holdings Pty Limited are guarantors (the “Guarantors”) under the Credit Agreement. The Credit Agreement provides a $1.75 billion revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit, and expires on June 30, 2008. Borrowings are in US dollars only, while letters of credit are issuable in US dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific gearing and interest coverage ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.20% regardless of facility usage. The Company pays interest for borrowings and a letter of credit fee of LIBOR plus 0.675%. The Company pays additional fees of 0.125% if borrowings under the facility exceed 25% of the committed facility. The interest and fees are based on the Company’s current debt rating. At June 30, 2005, letters of credit representing $168 million were issued under the Credit Agreement.

Total unused credit facilities as of June 30, 2005 and 2004 amounted to $1,668 million and $1,586 million, respectively.

NOTE 9. EXCHANGEABLE SECURITIES

TOPrS

In November 1996, the Company, through a trust (the “Exchange Trust”) wholly-owned by NAI issued 10 million 5% TOPrS for aggregate gross proceeds of $1 billion. Such proceeds were invested in (i) preferred securities representing a beneficial interest of NAI’s 5% Subordinated Discount Debentures due November 12, 2016 (the “Subordinated Debentures”) and (ii) 10,000,000 warrants to purchase from NAI ordinary shares of BSkyB (the “Warrants”). These investments represent the sole assets of the Exchange Trust. Cumulative cash distributions are payable on the TOPrS at an annual rate of 5%. The TOPrS have a mandatory redemption date of November 12, 2016 or earlier to the extent of any redemption by NAI of any Subordinated Debentures or Warrants. The Company has the right to pay cash equal to the market value of the BSkyB ordinary shares for which the Warrants are exercisable in lieu of delivering freely tradable shares. The Company and certain of its direct and indirect subsidiaries have certain obligations relating to the TOPrS, the preferred securities representing a beneficial interest in the Subordinated Debentures, the Subordinated Debentures and Warrants which amount to a full and unconditional guarantee of the respective issuer’s obligations with respect thereto.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total net proceeds from the issuance of the TOPrS were allocated between the fair value of the obligation and the fair value of the Warrants on their date of issuance. The fair value of the Warrants are determined at the end of each period using the Black-Scholes method. The fair values of the obligation has been recorded in non-current borrowings and in accordance with SFAS No. 133, the Warrants are reported at fair value and in non-current other liabilities. The fair value of the obligation is accreted to its maturity value through the effective interest method. (See Note 16 Other, net)

In March 2003, 8,247,953 TOPrS and related warrants were redeemed by the Company using proceeds from the issuance of BUCS, as detailed below. The Company recognized a loss of $37 million on early redemption of the TOPrS (including the write off of deferred issuance costs) and recognized a gain of approximately $115 million on the retirement of the related Warrants, which is included within Other, net in the statement of operations.

As of June 30, 2005, $127 million and $33 million of the TOPrS were included in borrowings and non-current liabilities, respectively, on the consolidated balance sheet. As of June 30, 2004, $125 million and $54 million of the TOPrS were included in borrowings and non-current liabilities, respectively, on the consolidated balance sheet.

BUCS

During 2003, News Corporation Finance Trust II (the “Trust”) issued an aggregate of $1.655 billion 0.75% BUCS representing interests in debentures issued by NAI and guaranteed on a senior basis by the Company and certain of its subsidiaries. On or after April 2, 2004, at the holders’ option, the BUCS are exchangeable into BSkyB ordinary shares based on an exchange ratio of 77.09 BSkyB ordinary shares per $1,000 original liquidation amount of BUCS. The trust may pay the exchange market value of each BUCS in cash, by delivering ordinary shares of BSkyB, or a combination of cash and ordinary shares of BSkyB.

The holders also have the right to tender the BUCS for redemption on March 15, 2010, March 15, 2013, or March 15, 2018 for payment of the adjusted liquidation preference plus accrued and unpaid distributions and any final period distribution in, at the Company’s election, cash, BSkyB ordinary shares, or the Company’s Class A shares, or any combination thereof.

The Company may redeem the BUCS for cash or BSkyB ordinary shares, or a combination thereof in whole or in part, at any time on or after March 20, 2010, at the adjusted liquidation preference of the BUCS plus any accrued and unpaid distributions and any final period distribution thereon.

The net proceeds from the BUCS issuance were used to purchase approximately 85% of the Company’s outstanding TOPrS from their holders in privately negotiated transactions for approximately $877 million.

The total net proceeds from the issuance of the BUCS were allocated between the fair value of the obligation and the fair value of the exchange feature. The fair values of the obligation and the exchange feature were determined by pricing the issuance with and without the exchange feature. The fair values of the obligation has been recorded in non-current borrowings and in accordance with SFAS No.133, the call option feature of the exchangeable debentures is reported at fair value and in non-current other liabilities. The fair value of the obligation is being accreted to its maturity value through the effective interest method. (See Note 16 Other, net)

As of June 30, 2005, $1,389 million and $152 million of the BUCS were included in borrowings and non-current liabilities, respectively, on the consolidated balance sheet. As of June 30, 2004, $1,337 million and $378 million of the BUCS were included in borrowings and non-current liabilities, respectively, on the consolidated balance sheet.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10. FILM PRODUCTION FINANCING

Considering the competitive environment and costs associated with film production, all film studios, including the Company, constantly evaluate the risks and rewards of film production. Various strategies are used to balance risk with capital needs, including, among other methods, co-production, contingent profit participations, acquisition of distribution rights only and insurance. Historically, the Company has funded its film production by borrowing under a commercial paper facility (the “Facility” or “New Millennium”) but in May 2004, the Company ceased utilizing the Facility. At June 30, 2005 and 2004 total amounts borrowed under the Facility were $0 and $659 million, respectively.

Under the Facility, for the three years ended June 30, 2005, the Company borrowed $0, $479 million and $520 million, respectively, and repaid $659 million, $556 million and $608 million, respectively.

NOTE 11. SHAREHOLDERS’ EQUITY

Preferred Stock and Series Common Stock

Under the News Corporation certificate of incorporation, the Board of News Corporation is authorized to issue shares of preferred stock or series common stock at any time, without stockholder approval, and to determine all the terms of those shares, including the following:

(i) the voting rights, if any, except that the issuance of preferred stock or series common stock which entitles holders thereof to more than one vote per share requires the affirmative vote of the holders of a majority of the combined voting power of the then outstanding shares of the Company’s capital stock entitled to vote generally in the election of directors;

(ii) the dividend rate and preferences, if any, which that preferred stock or series common stock will have compared to any other class; and

(iii) the redemption and liquidation rights and preferences, if any, which that preferred stock or series common stock will have compared to any other class.

Any decision by the Board to issue preferred stock or series common stock must, however, be taken in accordance with the Board’s fiduciary duty to act in the best interest of the Company’s shareholders. The Board has designated 9,000,000 shares of preferred stock as Series A Junior Participating Preferred Stock although none of this stock has been issued.

As of June 30, 2005, there were approximately 50,000 holders of record of shares of Class A Common Stock and 2,000 holders of record of Class B Common Stock.

Stockholder Rights Plan

In fiscal 2005 the Company’s Board of Directors adopted a stockholder rights plan (the “Rights Plan”).

Under the Rights Plan, each stockholder of record received a distribution of one Right for each share of voting and non-voting common stock of the Company (the “Rights”).

Initially, the Rights will be represented by the Company’s common stock certificates, will not be traded separately from the common stock and will not be exercisable.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Rights will become exercisable only if a person or group obtains ownership (defined to include stock which a person has the right to acquire, regardless of whether such right is subject to the passage of time or the satisfaction of conditions), or announces a tender offer that would result in ownership of 15% or more of the Company’s voting common stock, at which time each Right would enable the holder of such Right to buy additional stock of the Company. Following the acquisition of 15% or more of the Company’s voting common stock, the holders of Rights (other than the acquiring person or group) will be entitled to purchase from the Company shares of the Company’s voting or non-voting common stock, as applicable, at half price, and in the event of a subsequent merger or other acquisition of the Company, to buy shares of common stock of the acquiring entity at half price. The Rights Plan grandfathered holdings of voting common stock and disclosed contracts permitting the acquisition of voting common stock in each case that existed at the time the Right Plan was adopted, including the then existing holdings of the Murdoch family and affiliated entities and Liberty Media Corporation (“Liberty”), but any additional acquisitions (subject to a 1% cushion granted to all exempt holders) by the Murdoch family and its affiliated entities or by Liberty and its affiliated entities would trigger the Rights. On August 10, 2005, the Company announced that the Board of Directors determined to extend the expiration date of the Rights Plan for an additional two-year period, expiring in November 2007. Each Right permits the holder to spend $80 for the purchases described above.

Stock Repurchase Program

In June 2005, the Company approved a stock repurchase program, under which it is authorized to acquire from time to time up to $3 billion in the Company’s Class A common stock and Class B common stock.

The repurchases will be made through open market transactions. The timing of such transactions and class of shares purchased will depend on a variety of factors, including market conditions. The program is expected to be completed within two years. The Company expects that the number of shares of Class A Common Stock and Class B Common Stock subject to the repurchase will be approximately equal. The program may be suspended or discontinued at any time.

	Total Number of Shares Purchased	Average Price per Share	Total Cost of Purchase	Remaining Authorization
	(In millions, except for share and per share amounts)
Class A Common Stock	15,453,649	$16.88	$261
Class B Common Stock	15,199,170	$18.01	$274

Total	30,652,819	$17.44	$535	$2,466	(1)

(1)	The remaining authorized amount at June 30, 2005 is excluding commission.

Dividends

The total dividends declared related to fiscal 2005 results were $0.12 per share of Class A Common Stock and $0.10 per share of Class B Common Stock. In August 2005, the Company declared the final dividend on fiscal 2005 results of $0.07 per share for Class A Common Stock and $0.08 per share for Class B Common Stock. This together with the interim dividend of $0.05 per share of Class A Common Stock and a dividend of $0.02 per share of Class B Common Stock constitute the total dividend relating to fiscal 2005.

	For the years ended June 30,
	2005	2004	2003
Cash dividends paid per share
Class A	$0.10	$0.10	$0.09
Class B	$0.04	$0.04	$0.04

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12. STOCK OPTION PLAN

News Corporation 2005 Long-Term Incentive Plan

The Company has adopted the News Corporation 2005 Long-Term Incentive Plan (the “2005 Plan”) under which stock based compensation, including stock options, restricted stock, restricted stock units and other types of awards, may be granted. Such equity grants under the 2005 Plan will generally vest over a four-year period and expire ten years from the date of grant. The Company’s employees and directors are entitled to participate in the 2005 Plan. The Compensation Committee of the Board of Directors of the Company will determine the recipients, type of award to be granted and amounts of awards to be granted under the 2005 Plan. Stock options awarded under the 2005 plan will be granted at exercise prices, which are equal to or exceed the market price at the date of grant. The 2005 Plan replaced the Company’s existing News Corporation 2004 Stock Option Plan under which no additional options will be granted. The maximum number of shares of Class A Common Stock that may be issued under the 2005 Plan will be 165 million shares. As of June 30, 2005, no equity grants were issued under the 2005 Plan. Subsequent to June 30, 2005, the Company reserved 165 million shares for future issuances.

News Corporation 2004 Stock Option Plan and 2004 Replacement Stock Option Plan

As a result of the Company’s reincorporation, all preferred limited voting ordinary shares which the Company issued options over, were cancelled and holders received in exchange options for shares of Class A Common Stock of the Company on a one for two basis with no change in the original terms under the News Corporation 2004 Stock Option Plan and 2004 Replacement Stock Option Plan (collectively, the “2004 Plan”). In addition, all other outstanding stock options to purchase preferred limited voting ordinary shares were adjusted to be exercisable into shares of Class A Common Stock under the 2004 Plan with no change in the original terms, subject to the one for two share exchange. Prior to the Company’s reincorporation in the U.S., stock options were granted to employees with Australian dollar exercise prices. The Company’s Plans are presented below as if the one for two share exchange took place on July 1, 2002.

Under the 2004 Plan equity grants generally vest over a four-year period and expire ten years from the date of grant. The equity awards granted prior to June 30, 2005 have exercise prices, which are equal to or exceeding the market price at the date of grant. All options outstanding as June 30, 2005 are subject to the provisions of the 2004 Plan. No future grants will be issued under the 2004 Plan and the plan automatically terminates in ten years.

Other

The Company operates an employee share ownership scheme in the United Kingdom. This plan enables employees to enter into a fixed-term savings contract with independent financial institutions linked to an option for Class A Common Stock. The savings contracts can range from three to seven years with an average expected life of four years.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the Company’s stock option transactions (options in thousands):

	2005			2004			2003
	Options	Weighted average exercise price		Options	Weighted average exercise price		Options	Weighted average exercise price
		(in US$)	(in A$)		(in US$)	(in A$)		(in US$)	(in A$)
Outstanding at the beginning of the year	143,849	$13.69	$23.13	136,299	$13.44	$23.13	110,395	$14.74	$25.15
Granted	1,519	14.04	18.70	26,767	12.97	19.73	35,559	8.87	16.09
Exercised	(6,273)	10.09	15.96	(9,738)	8.77	14.00	(2,470)	8.21	12.79
Cancelled	(7,728)	11.95	20.97	(9,479)	13.05	22.99	(7,185)	12.62	22.75

Outstanding at the end of the year	131,367	$13.97	$23.35	143,849	$13.69	$23.13	136,299	$13.44	$23.13

Exercisable at the end of the year	95,638			82,549			70,616
Weighted average fair value of options granted(a)		$6.74	$8.66		$7.13	$10.01		$4.60	$7.89

(a)	Refer to Note 2 Summary of significant accounting policies for Black-Scholes assumptions.

The exercise prices for the options presented above are in Australian dollars. The US dollar equivalents above have been converted at historical exchange rates; therefore, the proceeds from the exercise of these options may differ due to fluctuations in exchange rates in periods subsequent to the date of the grants.

The following table summarizes information about the Company’s stock option transactions (options in thousands):

Tranches	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Exercisable Options	Weighted Average Exercise Price
(in US$)		(in US$)			(in US$)
$3.80 to $4.82	44	4.12	1.17	44	4.12
$6.49 to $9.68	34,559	8.47	5.90	21,252	8.24
$9.96 to $14.70	68,675	12.85	5.97	46,350	12.75
$15.20 to $22.38	16,076	20.35	5.06	15,979	20.37
$23.25 to $27.74	12,013	27.74	4.36	12,013	27.74

	131,367	$13.97		95,638	$14.90

NDS Option Schemes

NDS, an indirect majority-owned subsidiary of the Company which is a publicly traded Company, has three executive share option schemes (“the NDS Plans”). The NDS Plans provide for the grant of options to purchase Series A ordinary shares in NDS with a maximum term of 10 years. Options granted under the NDS Plans vest over a four-year period. The NDS Plans authorize options to be granted subject to a maximum of 10% of the ordinary shares of NDS on issue at the date of grant. All NDS employees are entitled to participate in the plans, however (with the exception of the employee share ownership schemes which are open to all), management determines to whom and how many options are granted.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the NDS options (options in thousands):

	2005		2004		2003
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
		(in US$)		(in US$)		(in US$)
Outstanding at the beginning of the year	4,844	$14.60	4,208	$14.06	4,506	$25.23
Granted	721	32.78	864	17.12	961	7.60
Exercised	(1,132)	11.92	(203)	11.01	—	—
Cancelled	(95)	21.66	(25)	39.66	(1,259)	49.10

Outstanding at the end of the year	4,338	$18.17	4,844	$14.60	4,208	$14.06

Exercisable at the end of the year	2,872		2,729		2,390
Weighted average fair value of options granted		$23.59		$11.94		$5.14

The following table summarizes information about the NDS’ stock option transactions (options in thousands):

Tranches	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Exercisable Options	Weighted Average Exercise Price
		(in US$)			(in US$)
$0 to $10.00	1,473	$8.27	3.4	1,007	$8.56
$10.01 to $20.00	1,376	18.31	6.7	760	19.29
$20.01 to $30.00	766	22.01	6.4	528	21.94
$30.01 to $40.00	688	33.05	9.5	542	32.99
$40.01 to $50.00	12	43.00	4.6	12	43.00
$50.01 to $60.00	23	58.70	5.2	23	58.70

	4,338	$18.17		2,872	$19.02

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model, with the following assumptions: weighted average risk-free interest rate of 4.24%; dividend yield of 0%; expected volatility of 80%; and expected life of options of 6.3 years.

NOTE 13. RELATED PARTIES

Director transactions

In fiscal 2000, the Company advanced $1 million to Mr. Carey, a Director of the Company, in connection with the Director’s relocation when he was an employee of the Company. Mr. Carey resigned from his position as an Executive of the Company in January 2004, but continued as a Director. In fiscal 2004, concurrent with the resignation of Mr. Carey as an Executive, the Company cancelled his outstanding advance of $1 million and Mr. Carey received compensation totaling $1.3 million.

Mr. Shuman is a non-executive Director of the Company. He is also the Managing Director of Allen & Company LLC, a U.S. based investment bank. There were no fees paid to Allen & Company LLC in fiscal 2005 and 2003. In fiscal 2004, total fees paid to Allen & Company LLC were $3.9 million.

During fiscal 2004, Mr. K. R. Murdoch purchased real estate from the Company for its fair market value of $13 million in cash. The Company recorded a gain on the sale of $0.8 million.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Related entities

Prior to the Company’s acquisition of the remaining interest in QPL on November 12, 2004 (See Note 3 Acquisitions and Disposals), QPL was considered a related entity to the Company. Cruden Investments Pty. Limited, which K R Murdoch AC, by reason of his beneficial and trustee interest, was deemed to have an interest, controlled QPL. Primarily, QPL participated in the Company’s newsprint supply agreement which allowed QPL to purchase at the Company’s negotiated rates. In addition, QPL and the Company utilized each other’s printing facilities and shared the same call center to sell advertising on a group basis. The net value of these transactions was $16 million for the period of July 1, 2004 through November 11, 2004, and $55 million and $56 million for the years ended June 30, 2004 and 2003, respectively.

During 2002, QPL had a loan outstanding with the Company of $89 million (A$170 million). This loan was fully repaid to the Company in fiscal 2003. Interest related to the above loan was $3 million for the fiscal year ended June 30, 2003. In addition, QPL had funds on deposit with News Limited, a subsidiary of the Company, in the amount of $16 million (A$30.5 million). This arrangement ceased in fiscal 2003.

Other related entities

In the ordinary course of business, the Company enters into transactions with related parties, such as equity affiliates, to purchase and/or sell advertising, the sale of programming, administrative services and supplying digital technology and services for digital pay television platforms. The following table sets forth the net revenue from related parties, excluding transactions with QPL, included on the consolidated statement of operations:

	For the year ended June 30,
	2005	2004	2003
	(in millions)
Related party revenue, net of expense	$743	$692	$349

The following table sets forth the amount of accounts receivable due from and payable to related parties outstanding on the consolidated balance sheets:

	As of June 30,
	2005	2004
	(in millions)
Accounts receivable from related parties	$228	$219
Accounts payable to related parties	55	35

Liberty Media Transactions

In March 2003, the Company and Liberty entered into an agreement under which Liberty had the right to purchase $500 million of the News Corporation’s Class A shares at $10.75 per share. In October 2003, Liberty exercised their right and purchased $500 million of the News Corporation’s Class A shares at $10.75 per share and the proceeds received were used to partially fund the acquisition of DIRECTV. As of June 30, 2005, Liberty’s equity ownership in the Company is 19%.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments at June 30, 2005.

	As of June 30, 2005
	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Contracts for Capital Expenditure
Land and buildings	$150	$84	$56	$10	$—
Plant and machinery	747	637	110	—	—
Operating leases(a)
Land and buildings	2,529	215	361	306	1,647
Plant and machinery	1,001	172	281	172	376
Other commitments
Borrowings	9,484	912	415	404	7,753
Exchangeable securities	1,516	—	—	1,389	127
News America Marketing(b)	238	73	75	34	56
Sports programming rights(c)	12,273	3,343	3,925	2,633	2,372
Entertainment programming rights	4,585	1,649	1,698	797	441
Other commitments and contractual obligations	511	230	135	97	49

Total commitments, borrowings and contractual obligations	$33,034	$7,315	$7,056	$5,842	$12,821

The Company also has certain contractual arrangements in relation to certain associates that would require the Company to make payments or provide funding if certain circumstances occur (“contingent guarantees”). The Company does not expect that these contingent guarantees will result in any material amounts being paid by the Company in the foreseeable future. The timing of the amounts presented in the table below reflect when the maximum contingent guarantees will expire and does not indicate that the Company expects to incur an obligation to make payments during that time frame.

	As of June 30, 2005
Contingent Guarantees	Total Amounts Committed	Amount of Guarantees Expiration Per Period
		1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Transponder leases(d)	$441	$40	$76	$73	$252
Star Channel Japan(e)	40	40	—	—	—
Sky Brasil credit agreement(f)	210	—	210	—	—
Innova credit agreement(g)	46	—	—	—	46
Other(h)	6	6	—	—	—

	$743	$86	$286	$73	$298

(a)	The Company leases transponders, office facilities, warehouse facilities, equipment and microwave transmitters used to carry broadcast signals. These leases, which are classified as operating leases, expire at certain dates through fiscal 2036. In addition, the Company leases various printing plants, which expire at various dates through fiscal 2095.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)	News America Marketing (“NAMG”), a leading provider of in-store marketing products and services primarily to consumer packaged goods manufacturers, enters into agreements with retailers to rent space for the display of point of service advertising.
(c)	The Company’s contract with Major League Baseball (“MLB”) grants the Company rights to telecast certain regular season and all post-season MLB games. The contract began with the 2001 MLB season and ends with the 2006 MLB season. For the duration of the term of its contract with MLB, the Company has sublicensed telecast rights to certain MLB post-season games to The Walt Disney Company, and is entitled to be paid a sublicense fee over the remaining term. The amounts reflected on this schedule have not been reduced by the sublicense.

Under the Company’s contract with the National Football League (“NFL”), remaining future minimum payments for program rights to broadcast certain football games are payable over the remaining term of the contract through fiscal 2012

The Company’s contracts with the National Association of Stock Car Auto Racing (“NASCAR”) give the Company rights to broadcast certain races through calendar year 2006 and exclusive rights for certain ancillary content through calendar year 2012. In June 2005, NASCAR exercised an early termination clause in one of its contracts. Prior to the early termination, the Company had the right to broadcast certain races through calendar year 2008. The Company maintains exclusive NASCAR ancillary content rights through calendar year 2012.

The Company acquired the exclusive rights to transmit and exploit the broadcast of the 2003 and 2007 Cricket World Cups and other related International Cricket Council cricket events through fiscal 2007. The Company has guaranteed its subsidiaries obligations under this contract and has been granted the first right of refusal and the last right to match the highest bid received for the broadcast rights in their respective territories.

In addition, the Company has certain other local sports broadcasting rights, with the total value of sports programming commitments at June 30, 2005 of approximately $12 billion.

(d)	The Company has guaranteed various transponder leases for certain associated companies operating in Latin America. The aggregate of these guarantees at June 30, 2005 was approximately $441 million and the final guarantee expires in fiscal 2019. Upon the closing of the Latin American DBS reorganization transactions, the Company will be released from the transponder lease guarantees (See Note 5 Investments).
(e)	The Company has guaranteed a bank loan facility of $40 million for an equity affiliate. The facility covers a term loan of $25 million (¥2.8 billion) which matures in September 2005, and an agreement for an overdraft with $15 million (¥1.7 billion) outstanding. The Company would be liable under this guarantee, to the extent of default by the equity affiliate.
(f)	In August 2004, the Company guaranteed the obligations of Sky Brasil, an equity affiliate of the Company, under a $210 million three-year credit agreement with JP Morgan Chase Bank and Citibank N.A. Upon the closing of the Latin American DBS reorganization transactions, the Company will be released from this guarantee (See Note 5 Investments).
(g)	The Company guaranteed $46 million of the obligations of Innova, an equity affiliate of the Company, under a credit agreement. Upon the closing of the Latin American DBS reorganization transactions, the Company will be released from this guarantee (See Note 5 Investments).
(h)	The Company has guaranteed $6 million of a credit agreement that matures in January 2006 for an equity affiliate.

In October 2004, the Company announced its intentions to invest in new printing plants in the United Kingdom and Australia to take advantage of technological and market changes. The Company intends to expend a total of $1 billion in the United Kingdom for new printing plants and related costs for its U.K. newspapers and

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$500 million for the Australian printing plants. As of June 30, 2005 the Company was contractually obligated to approximately $350 million and $110 million in the United Kingdom and Australia, respectively. All firm commitments related to these projects are included in the capital expenditure lines disclosed in the commitments table above.

In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the total accrued benefit liability for pension and other postretirement benefit plans recognized as of June 30, 2005 was $461 million and is included within Non-current other liabilities in the consolidated balance sheet (see Note 15 Pensions and Other Postretirement Benefits). This amount is impacted by, among other items, statutory funding levels, changes in plan demographics and assumptions, and investment return on plan assets. Because of the current overall funded status of our material plans, the accrued liability does not represent expected near-term liquidity needs and accordingly we did not include this amount in the contractual obligations table.

Contingencies

The Company is party to several purchase and sale arrangements which become exercisable over the next ten years by the Company or the counter-party to the agreement. Total contingent receipts/payments under these agreements (including cash and stock) have not been included in the Company’s financial statements.

In fiscal 2006, the Company has one significant arrangement that becomes exercisable. News Corporation owns 75% of News Out of Home, a joint venture with an affiliate of Capital International, Inc (“Capital”). News Out of Home owns and operates outdoor advertising companies located in Eastern Europe and also owns 68% of Media Support Services Limited, an outdoor advertising company with operating subsidiaries located in Russia. In fiscal 2006, the minority shareholders of Media Support Services Limited have the right to put their interests to News Out of Home and Capital also has the right to put its interest in News Out of Home to the Company. The Company believes that none of the purchase and sale arrangements will have a material effect on its consolidated financial condition, future results of operations or liquidity.

NDS

On June 6, 2003, Echostar Communications Corporation, Echostar Satellite Corporation, Echostar Technologies Corporation and Nagrastar L.L.C. (collectively, “Echostar”) filed an action against NDS in the United States District Court for the Central District of California. Echostar filed an amended complaint on October 8, 2003, which purported to allege claims for violation of the Digital Millennium Copyright Act (“DMCA”), the Communications Act of 1934 (CA), the Electronic Communications Privacy Act, The Computer Fraud and Abuse Act, California’s Unfair Competition statute and the federal RICO statute. The complaint also purported to allege claims for civil conspiracy, misappropriation of trade secrets and interference with prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court, except for the DMCA, CA and unfair competition claims, and the court limited these claims to acts allegedly occurring within three years of the filing of the complaint. Echostar filed a second amended complaint. NDS filed a motion to dismiss the second amended complaint on March 31, 2004. On July 21, 2004, the court issued an order, among other things, directing Echostar to file a third amended complaint within ten days correcting various deficiencies in the second amended complaint noted by the court. Echostar filed its third amended complaint on August 4, 2004. On August 6, 2004, the court ruled that NDS was free to file motion to dismiss the third amended complaint, which NDS did on September 20, 2004. On February 28, 2005, the court issued an order treating the motion as a motion for a more definite statement, granted the motion and gave Echostar until March 30, 2005 to file a fourth amended complaint correcting various deficiencies in the third amended complaint noticed by the

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

court. On March 30, 2005, Echostar filed a fourth amended complaint. NDS filed a motion to dismiss the fourth amended complaint which Echostar opposed. On July 27, 2005, the court granted the motion in part and denied the motion in part. NDS now has until September 26, 2005 to answer the remaining claims in the complaint. NDS believes those claims are without merit and intends to vigorously defend against them.

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, “Sogecable”), filed an action against NDS in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003, which purported to allege claims for violation of the DMCA and the federal RICO statute. The amended complaint also purported to allege claims for interference with contract and prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. NDS filed a motion to dismiss the second amended complaint on March 31, 2004. On July 23, 2004, the court heard oral argument on the motion and advised that a formal ruling should be issued by early August. On August 4, 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint. On October 1, 2004, Sogecable notified the Court that it would not be filing a third amended complaint, but would appeal the court’s entry of final judgment dismissing the suit to the U.S. Ninth Circuit Court of Appeals. Sogecable has filed a brief on appeal and NDS’s opposition was filed on August 22, 2005.

On April 18, 1997, International Electronics Technology Corp. filed suit in the United States District Court for the Central District of California against NDS’s customers, DIRECTV, Inc. and Thomson Consumer Electronics, Inc., alleging infringement of one U.S. patent and seeking unspecified damages and injunction. Although not a party to this case, NDS has assumed the defense and agreed to indemnify the named defendants. The defendants have raised defenses of non-infringement and/or invalidity. On August 2, 2004, the court stayed the case indefinitely pending decision by the Federal Circuit in another case. The Federal Circuit’s decision was issued on July 12, 2005, and the court had a status conference on August 8, 2005.

DIRECTV Acquisition

TNCL was named as a defendant in a Revised Amended Consolidated Complaint filed on May 7, 2004 in a lawsuit captioned “In re General Motors (Hughes) Shareholders Litigation,” filed in the Court of Chancery of the State of Delaware, Consolidated Civil Action No. 20269-NC. The lawsuit relates to TNCL’s acquisition of stock in Hughes on December 22, 2003 which was subsequently transferred to FEG. The complaint alleges that TNCL aided and abetted an alleged breach of fiduciary duty by the Board of Directors of GM allegedly owed to a class of certain GM shareholders. The plaintiffs allegedly seek “appropriate equitable relief…including rescissory remedies to the extent feasible…” The Company believes that the lawsuit is without merit and intends to vigorously defend against claims brought against TNCL in the lawsuit. The Company also believes it is entitled to indemnification by GM under the agreements related to the transaction. On August 30, 2004, TNCL filed a brief in support of its motion to dismiss the complaint. On October 18, 2004, the plaintiffs filed their opposition to the motion. The Company filed its reply on November 17, 2004. The oral argument was heard on March 7, 2005. On May 4, 2005, the court issued its decision granting the motion to dismiss. Plaintiffs have appealed the decision and the Company has cross-appealed on jurisdictional and improper service issues.

FEG Offer

News Corporation received complaints relating to a number of purported class actions filed in Court of Chancery in the State of Delaware. The complaints generally allege, among other things, that News Corporation and the members of the FEG Board of Directors breached its fiduciary duties owed to the public stockholders of

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FEG, including the allegation that News Corporation offered to acquire shares of FEG Class A common stock at an unfair price and at a time that disadvantaged the FEG stockholders. The complaints generally sought declaratory and injunctive relief and damages in an unspecified amount.

Approximately 17 purported class action complaints were filed in January 2005 at the Court of Chancery of the State of Delaware challenging the FEG Offer. The Delaware complaints are captioned: Allen v. News Corp., et al., No. 979-N; Mascarenhas v. Fox Entm’t. Group, et al., No. 980-N; Shemesh v. Fox Entm’t. Group, et al., No. 981-N; Striffler v. FEG Holdings, et al., No. 982-N; Howard Vogel Ret. Plan v. Powers, et al., No. 984-N; Doniger v. News Corp., et al., No. 985-N; Engle v. Murdoch, et al., No. 986-N; Shrank v. Murdoch, et al., No. 988-N; Blackman v. Fox Entm’t. Group, et al., No. 991-N; Fishbone v. News Corp., et al., No. 994-N; Kennel v. News Corp., et al., No. 995-N; Millner v. News Corp., et al., No. 996-N; Pipefitters Locals v. Fox Entm’t. Group, et al., No. 1003-N; Molinari v. News Corp., et al., C.A. No. 1018-N; Seaview Services v. Fox Entertainment, et al., C.A. No. 1026-N; Teachers’ Retirement System of Louisiana v. Powers, et al., C.A. No. 1033-N; and New Jersey Building Laborers’ Pension Fund v. Powers, et al., C.A. No. 1034. The Shrank action, No. 988-N, was voluntarily dismissed on January 19, 2005. News Corporation is also currently aware of two purported class action complaints raising substantially similar claims that have been filed in the Supreme Court of the State of New York, County of New York, and one that has been filed in the United States District Court for the Southern District of New York (the “Southern District of New York Complaint”), which were filed in January 2005. The New York complaints are captioned: Shrank v. Murdoch, et al., Index No. 600114/2005; and Green Meadows Ptr. v. Fox Entertainment, et al., No. 100706/2005. The Southern District of New York Complaint is captioned Gary Kosseff v. Fox Entertainment Group, Inc., et. al., No. 05 Civ. 1942 (LLS). On January 21, 2005, certain plaintiffs in the Delaware lawsuits filed a motion that seeks to consolidate the Delaware actions. In addition, the Company filed motions to dismiss and to stay discovery, and the plaintiffs have filed a motion for expedited proceedings. On February 3, 2005, the Court of Chancery denied News Corporation’s motion to stay discovery, and granted the plaintiffs’ motion for expedited discovery and motion to consolidate. The consolidated Delaware complaint was styled In re Fox Entertainment Group, Inc. Shareholders Litigation, Consol. C.A. No. 1033-N.

Each of the consolidated Delaware complaints and the New York Supreme Court complaints generally alleges, among other things, that News Corporation and the members of the FEG Board of Directors purportedly breached fiduciary duties owed to the public stockholders of FEG in connection with the FEG Offer by: (1) offering to acquire their shares at an unfair price; (2) offering to acquire their shares at a time that disadvantages the public stockholders; (3) having FEG appoint directors who are neither independent nor disinterested to a special committee created to consider the FEG Offer; and (4) failing to adequately disclose information material to the FEG Offer, including disclosure with respect to the FEG 2005 budget. The Southern District of New York Complaint also generally alleges, among other things, some of the foregoing matters. The plaintiffs filed an amended complaint on February 24, 2005 in the US Southern District of New York alleging violations of the federal securities laws in addition to the foregoing matters. On February 24, 2005, the US Southern District of New York denied the plaintiffs’ motion for expedited proceedings.

As for relief, the plaintiffs sought, among other things: (1) an order that the complaints are properly maintainable as a class action; (2) a declaration that defendants have breached their fiduciary duties and other duties to the plaintiffs and other members of the purported class; (3) injunctive relief; (4) unspecified monetary damages; (5) attorneys’ fees, costs and expenses; and (6) such other and further relief as the Court may deem just and proper. News Corporation believes that these claims are without merit and intends to vigorously contest these allegations.

A memorandum of understanding setting forth the terms of a settlement with respect to the aforementioned litigation was entered into by the plaintiffs and the named defendants as of March 2, 2005. The New York actions were dismissed. On or about June 15, 2005, the parties entered into a stipulation of settlement in the consolidated

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Delaware action. In an Order dated June 23, 2005, the Chancellor, among other things, (i) preliminarily approved the stipulation of settlement; (ii) preliminarily certified the class for settlement purposes; and (iii) set a hearing for September 19, 2005. Among other conditions, the settlement is subject to final court approval of the settlement and dismissal with prejudice of the litigation.

Other

The Company experiences routine litigation in the normal course of its business. The Company believes that none of its pending litigation will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity

NOTE 15. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The Company participates in more than 70 pension and savings plans of various types, in a variety of jurisdictions covering, in aggregate, substantially all employees. The Company has a legally enforceable obligation to contribute to some plans and is not required to contribute to others. Non-US plans include both contributory and non-contributory defined benefit plans and non-contributory accumulation plans covering all eligible employees. The plans in the United States include both defined benefit pension plans and non-contributory and contributory accumulation plans covering all eligible employees not covered by union administered plans. The Company makes contributions in accordance with applicable laws or contract terms in each jurisdiction in which the Company operates. The Company’s benefit obligation is calculated using several assumptions which the Company reviews on a regular basis. In connection with a statutory change in fiscal 2005, the Company settled $200 million of foreign defined benefit obligations which resulted in recognition of a $5 million loss.

From time to time, plan assets are in excess/deficit of the plan’s obligations but plan assets have been sufficient to fund all benefits in each of the years 2005, 2004 and 2003.

The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The following table sets forth the change in the benefit obligation for the Company’s benefit plans:

	Pension benefits		Postretirement benefits
	As of June 30,
	2005	2004	2005	2004
	(in millions)
Projected benefit obligation, beginning of the year	$1,901	$1,685	$134	$168
Service cost	83	83	4	9
Interest cost	107	97	7	8
Benefits paid	(85)	(76)	(6)	(6)
Actuarial loss (gain)(a)	242	3	4	(2)
Settlements	(200)	—	—	—
Foreign exchange rate changes	4	95	—	2
Amendments, transfers and other	22	14	—	(45)

Projected benefit obligation, end of year	$2,074	$1,901	$143	$134

(a)	The fiscal 2005 actuarial pension loss resulted from the utilization of lower discount rates and recent mortality tables.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the change in the fair value of plan assets for the Company’s benefit plans:

	Pension benefits
	As of June 30,
	2005	2004
	(in millions)
Fair value of plan assets, beginning of the year	$1,462	$1,094
Actual return on plan assets	160	149
Employer contributions	236	214
Benefits paid	(85)	(76)
Settlements	(200)	—
Foreign exchange rate changes	16	66
Amendments, transfers and other	20	15

Fair value of plan assets, end of the year	$1,609	$1,462

The accrued pension and postretirement costs recognized in the Company’s consolidated balance sheets were computed as follows:

	Pension benefits		Postretirement benefits
	As of June 30,
	2005	2004	2005	2004
	(in millions)
Funded status	$(465)	$(439)	$(143)	$(134)
Unrecognized net loss	615	463	46	44
Unrecognized prior service cost	7	4	(37)	(43)
Unrecognized net transition obligation	(2)	(4)	—	—

Net amount recognized, end of the year	$155	$24	$(134)	$(133)

Amounts recognized in the consolidated balance sheets consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2005	2004	2005	2004
	(in millions)
Prepaid pension assets	$64	$70	$—	$—
Accrued pension/postretirement liabilities	(327)	(357)	(134)	(133)
Intangible asset	10	9	—	—
Other Comprehensive Income	408	302	—	—

Net amount recognized	$155	$24	$(134)	$(133)

Accumulated benefit obligations at June 30, 2005 and 2004 were $1,878 million and $1,737 million, respectively. Following is information about pension plans in which the accumulated benefit obligation exceeds the fair value of the plan assets.

	As of June 30,
	2005	2004
	(in millions)
Projected benefit obligation	$1,778	$1,499
Accumulated benefit obligation	1,585	1,338
Fair value of plan assets	1,264	986

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic costs were as follows:

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2005	2004	2003	2005	2004	2003
	(in millions)
Components of net periodic cost:
Service cost benefits earned during the period	$83	$83	$61	$4	$9	$11
Interest costs on projected benefit obligations	107	97	79	7	8	9
Expected return on plan assets	(111)	(88)	(76)	—	—	—
Amortization of deferred losses	28	35	15	3	4	3
Other	3	(1)	(1)	(6)	(4)	(1)

Net periodic costs	$110	$126	$78	$8	$17	$22

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2005	2004	2003	2005	2004	2003
	(in millions)
Additional information:
Decrease (increase) in minimum liability reflected in other comprehensive income	$(106)	$95	$(294)	N/A	N/A	N/A
Weighted-average assumptions used to determine benefit obligations
Discount rate	5.1%	5.7%	5.6%	5.2%	5.9%	5.9%
Rate of increase in future compensation	4.8%	4.7%	4.7%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.7%	5.6%	6.3%	5.9%	5.9%	6.9%
Expected return on plan assets	7.5%	7.5%	7.6%	N/A	N/A	N/A
Rate of increase in future compensation	4.7%	4.7%	4.8%	N/A	N/A	N/A

N/A—not applicable

The following assumed health care cost trend rates at June 30 were also used in accounting for postretirement benefits:

	Postretirement benefits
	2005	2004
Health care cost trend rate	9.9%-11.1%	10.0%-11.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2013	2013

Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. The effect of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate would have the following effects on the results for fiscal 2005:

	Service and interest costs	Benefit obligation
	(in millions)
One percentage point increase	1	11
One percentage point decrease	(1)	(9)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the estimated benefit payments for the next five fiscal years, and in aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the year and include benefits attributable to estimated future employee service:

	Expected benefit payments
	Pension benefits	Postretirement benefits
Fiscal year:
2006	78	7
2007	80	7
2008	84	8
2009	85	8
2010	88	9
2011-2015	514	48

The Company’s investment strategy for its pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits while maintaining adequate funding levels. The Company’s practice is to conduct a periodic strategic review of its asset allocation. The Company’s current broad strategic targets are to have a pension asset portfolio comprising of 63% equity securities, 35% fixed income securities and 2% in real estate. In developing the expected long-term rate of return, the Company considered the pension asset porfolio’s past average rate of returns and future return expectations of the various asset classes. At June 30, 2005 and 2004, less than 2% of the total pension asset portfolio is invested in the Company’s equity securities. A portion of the other allocation is reserved in short-term cash to provide for expected benefits to be paid in short term. The Company’s equity portfolios are managed in such a way as to achieve optimal diversity. The Company’s fixed income portfolio is investment grade in the aggregate. The Company does not manage any assets internally, does not have any passive investments in index funds and does not utilize hedging, futures or derivative instruments.

The Company’s benefit plan weighted-average asset allocations, by asset category, are as follows:

	Pension benefits
	As of June 30,
	2005	2004
	(in millions)
Asset Category:
Equity securities	60%	61%
Debt securities	29%	25%
Real estate	2%	3%
Other	9%	11%

Total	100%	100%

The Company contributes to multi-employer plans that provide pension and health and welfare benefits to certain employees under collective bargaining agreements. The contributions to these plans were $75 million, $68 million, and $62 million for the years ended June 30, 2005, 2004, and 2003, respectively. In addition, the Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $76 million, $60 million, and $49 million for the years ended June 30, 2005, 2004 and 2003, respectively.

The Company does not expect mandatory pension funding requirements to be significant in fiscal 2006. However, the Company does expect to continue making discretionary contributions to the plans during fiscal 2006.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16. OTHER, NET

The following table sets forth the components of Other, net included in the accompanying consolidated statements of operations:

	Footnote reference	For the years ended June 30,
		2005	2004	2003
		(in millions)
Loss on sale of RPP	3	$(85)	$—	$—
Loss on sale of Sky Multi-Country Partners	5	(55)	—	—
Gain on sale of Rogers Sportsnet	5	39
Gain on sale of Sky PerfecTV!	5	—	105	—
Monarchy dividend(a)		—	52	—
Gain on sale of Radio 538		—	—	51
Early extinguishment of debt(b)		—	(13)	(46)
World Trade Center insurance settlement		—	26	—
Investment impairments(c)		(10)	—	(98)
Change in fair value of Exchangeable securities(d)		246	18	(14)
Gain on repurchase of TOPrS, net(e)		—	—	78
Other		43	(2)	20

Total Other, net		$178	$186	$(9)

(a)	During fiscal 2004, the Company received a special dividend from Monarchy Enterprises Holdings B.V., a cost based investment. The portion of the dividend representing a distribution of the Company’s share of cumulative earnings of the investee of $52 million is reflected as Other, net while the balance was a return of capital.
(b)	During fiscal 2004, the loss recognized relates to the redemption of the 6.703% MOPPRS. This loss was recognized in accordance with SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

During fiscal 2003, the Company recognized an aggregate loss of approximately $46 million on the early extinguishments of debt obligations. In March 2003, the Company purchased approximately 74% of its outstanding $500 million aggregate principal 8.5% Senior Notes due February 2005 at a premium, plus accrued interest. The Company recognized a loss of approximately $45 million on the early redemption of the 8.5% Senior Notes. The balance of the loss relates to the redemption of the remaining portion of the 10.125% Senior Debentures due in October 2012 not redeemed in fiscal 2002.

(c)	The Company continually monitors its investments to assess their realizability. Where an “other than temporary” impairment is deemed to have occurred an impairment charge is recorded in the relevant period to adjust the carrying value of the investment to estimated fair value. During fiscal 2003, the Company recorded a $92 million write-down of its cost-based investment in Knowledge Enterprises (See Note 5 Investments).
(d)	The Company has certain outstanding exchangeable debt securities which contain embedded derivatives. Pursuant to SFAS No. 133, these embedded derivatives are not designated as hedges and, as such, changes in their fair value are recognized in Other, net.
(e)	In March 2003, 8,247,953 TOPrS were redeemed by the Company using proceeds from the issuance of BUCS. The Company recognized a loss of approximately $37 million on early redemption of the TOPrS and recognized a gain of approximately $115 million on the retirement of the related Warrants.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17. GAIN ON SALE OF SUBSIDIARY/AFFILIATE SHARES

FEG

In November 2002, FEG sold 50 million shares of its Class A common stock in a public offering. The net proceeds received by FEG were approximately $1.2 billion and were used to repay intercompany indebtedness to the Company and its affiliates. This offering reduced the Company’s equity ownership and voting percentage in FEG from 85% and 98% to 81% and 97%, respectively, and increased minority interest in subsidiaries. In accordance with SAB No. 51, the Company recognized a gain of approximately $71 million in connection with this transaction in Gain on sale of subsidiary/affiliate shares in the accompanying consolidated statements of operations for the year ended June 30, 2003. This gain was limited because the Company’s ownership interest in FEG increased since the time of FEG’s initial public offering in fiscal year 1999.

BSkyB

In November 2002, BSkyB issued 43.2 million new shares as consideration related to its purchase of an interest in British Interactive Broadcasting Holdings Limited. In accordance with SAB No. 51, the Company recognized a gain of approximately $92 million in connection with this transaction in Gain on sale of subsidiary/affiliate shares in the accompanying consolidated statements of operations for the year ended June 30, 2003. As a result of this transaction, the Company’s ownership in BSkyB was diluted to 35%.

NOTE 18. INCOME TAXES

Income before income tax expense was attributable to the following jurisdictions:

	For the years ended June 30,
	2005	2004	2003
	(in millions)
United States (including exports)	$2,896	$1,995	$782
Foreign	665	760	884

Income before income tax expense	$3,561	$2,755	$1,666

Significant components of the Company’s provisions for income taxes were as follows:

	For the years ended June 30,
	2005	2004	2003
	(in millions)
Current:
United States
Federal	$51	$—	$—
State & local	45	38	16
Foreign	179	401	278

Total current	$275	$439	$294

Deferred	$945	$575	$335

Total provision for income taxes	$1,220	$1,014	$629

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of income tax attributable to continuing operations computed at the statutory rate to income tax expense is:

	For the years ended June 30,
	2005	2004	2003
US federal income tax rate	35%	35%	35%
State and local taxes	1	1	1
Effect of foreign taxes	1	—	1
Gain for which no expense was recognized	—	1	6
Permanent basis difference on sale of investment	—	(5)	—
Resolution of tax matters	(3)	—	—
Change in valuation allowance	(1)	8	—
Other permanent differences	1	(3)	(5)

Effective tax rate	34%	37%	38%

The following is a summary of the components of the deferred tax accounts:

	As of June 30,
	2005	2004
	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$971	$1,523
Capital loss carryforwards	508	549

Total deferred tax assets	1,479	2,072

Deferred tax liabilities, net:
Accrued Liabilities	316	325
Amortization and basis difference	(4,133)	(3,270)
Revenue recognition	(187)	(201)
Sports rights contracts	(118)	(124)
Other	(695)	(360)

Total deferred tax liabilities	(4,817)	(3,630)

Net deferred tax liabilities before valuation allowance	(3,338)	(1,558)
Less: valuation allowance	(1,324)	(1,541)

Net deferred tax liabilities	$(4,662)	$(3,099)

At June 30, 2005 and 2004, the Company had net current deferred tax assets of $155 million and $521 million, respectively, and non-current deferred tax liabilities of $4,817 million and $3,620 million, respectively.

At June 30, 2005, the Company had approximately $3.3 billion of net operating and $1.6 billion of capital loss carryforwards available to offset future taxable income. The majority of these net operating loss carryforwards, if not utilized to reduce taxable income in future periods, will expire in varying amounts between 2006 and 2023, with a significant portion, approximately $2.1 billion relating to foreign operations, expiring within the next five years, while approximately half of the capital loss carryforwards expire in five years, the remaining capital loss carryforward are in jurisdictions where they do not expire. In assessing the realizability of deferred tax assets, management evaluates a variety of factors in considering whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized. Management considers earnings expectations, the existence of taxable temporary differences, tax planning strategies, and the periods in which estimated losses can be utilized. Based upon this analysis, management has concluded that it is more likely than not that the Company will not realize all of the benefits of its deferred tax assets. In particular, this is due to the

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

uncertainty of generating capital gains as well as generating taxable income within the requisite period in various foreign jurisdictions and the uncertainty of fully utilizing the capital losses and NOL’s before they expire, through tax planning strategies or reversing taxable temporary differences in the foreseeable future. Accordingly, valuation allowances of $1.3 billion and $1.5 billion have been established to reflect the expected realization of the deferred tax assets as to June 30, 2005 and 2004, respectively. The net decrease in the valuation allowance during fiscal 2005 of $217 million was primarily due to the expiration of NOLs in a foreign jurisdiction in which the NOLs had full valuation allowances.

The Company has not provided for possible U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability for temporary differences related to these earnings is not practicable. Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested amounted to approximately $4.7 billion at June 30, 2005. (See Note 2 Summary of Significant Accounting Policies)

NOTE 19. SEGMENT INFORMATION

The Company is a diversified entertainment company, which manages and reports its businesses in eight segments:

•	Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production of original television programming in the United States and Canada.

•	Television, which principally consists of the operation of 35 full power broadcast television stations, including nine duopolies, in the United States (of these stations, 25 are affiliated with the FOX network, nine with the UPN network and one is an independent station); the broadcasting of network programming in the United States; and the development, production and broadcasting of television programming in Asia.

•	Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and DBS operators in the United States.

•	Direct Broadcast Satellite Television, which principally consists of the distribution of premium programming services via satellite directly to subscribers in Italy.

•	Magazines and Inserts, which principally consists of the publication of free standing inserts, which are promotional booklets containing consumer offers distributed through insertion in local Sunday newspapers in the United States, and providing in-store marketing products and services, primarily to consumer packaged goods manufacturers in the United States and Canada.

•	Newspapers, which principally consists of the publication of four national newspapers in the UK, the publication of more than 110 newspapers in Australia, and the publication of a mass circulation, metropolitan morning newspaper in the United States.

•	Book Publishing, which principally consists of the publication of English language books throughout the world.

•	Other, which includes NDS, a Company engaged in the business of supplying digital technology and services, enabling and supporting digital pay-television platform operators and content providers and Global Cricket Corporation, which has the exclusive rights to broadcast the Cricket World Cup and other related International Cricket Council cricket events through 2007.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the years ended June 30,
	2005	2004	2003
	(in millions)
Revenues:
Filmed Entertainment	$5,919	$5,187	$4,486
Television	5,338	5,027	4,763
Cable Network Programming	2,688	2,409	2,145
Direct Broadcast Satellite Television	2,313	1,665	220
Magazines & Inserts	1,068	979	923
Newspapers	4,083	3,425	2,718
Book Publishing	1,327	1,276	1,162
Other	1,123	834	963

Total revenues	$23,859	$20,802	$17,380

Operating income before depreciation and amortization:
Filmed Entertainment	$1,109	$959	$716
Television	1,044	1,043	955
Cable Network Programming	858	658	472
Direct Broadcast Satellite Television	(17)	(125)	(56)
Magazines & Inserts	304	276	263
Newspapers	962	722	531
Book Publishing	170	163	136
Other	(101)	(71)	(98)

Total operating income (loss) before depreciation and amortization	4,329	3,625	2,919
Depreciation and amortization	(648)	(565)	(414)
Amortization of cable distribution investments	(117)	(129)	(125)

Total operating income	3,564	2,931	2,380

Interest expense, net	(536)	(532)	(524)
Equity earnings (losses) of affiliates	355	170	(344)
Gain on issuance of subsidiary/affiliate shares	—	—	163
Other, net	178	186	(9)

Income before income tax expense and minority interest in subsidiaries	3,561	2,755	1,666
Income tax expense	(1,220)	(1,014)	(629)
Minority interest in subsidiaries, net of tax	(213)	(208)	(215)

Net income	$2,128	$1,533	$822

Interest expense, net, Equity earnings (losses) of affiliates, Minority interest in subsidiaries, Gain on issuance of subsidiary/affiliate shares, Other, net and Income tax expense are not allocated to segments, as they are not under the control of segment management.

Intersegment revenues generated primarily by the Filmed Entertainment segment of approximately $789 million, $777 million and $657 million for the years ended June 30, 2005, 2004, and 2003 respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profit (losses) generated primarily by the Filmed Entertainment segment of approximately $(3) million, $27 million, and $(3) million for the years ended June 30, 2005, 2004 and 2003, respectively, have been eliminated within the Filmed Entertainment segment.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the year ended June 30, 2005
	Operating income (loss) before depreciation and amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$1,109	$(51)	$—	$1,058
Television	1,044	(92)	—	952
Cable Network Programming	858	(39)	(117)	702
Direct Broadcast Satellite Television	(17)	(156)	—	(173)
Magazines & Inserts	304	(6)	—	298
Newspapers	962	(222)	—	740
Book Publishing	170	(6)	—	164
Other	(101)	(76)	—	(177)

Total	$4,329	$(648)	$(117)	$3,564

	For the year ended June 30, 2004
	Operating income (loss) before depreciation and amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$959	$(54)	$—	$905
Television	1,043	(93)	—	950
Cable Network Programming	658	(41)	(129)	488
Direct Broadcast Satellite Television	(125)	(152)	—	(277)
Magazines & Inserts	276	(5)	—	271
Newspapers	722	(157)	—	565
Book Publishing	163	(6)	—	157
Other	(71)	(57)	—	(128)

Total	$3,625	$(565)	$(129)	$2,931

	For the year ended June 30, 2003
	Operating income (loss) before depreciation and amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$716	$(55)	$—	$661
Television	955	(96)	—	859
Cable Network Programming	472	(47)	(125)	300
Direct Broadcast Satellite Television	(56)	(25)	—	(81)
Magazines & Inserts	263	(6)	—	257
Newspapers	531	(130)	—	401
Book Publishing	136	(5)	—	131
Other	(98)	(50)	—	(148)

Total	$2,919	$(414)	$(125)	$2,380

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the years ended June 30,
	2005	2004	2003
	(in millions)
Depreciation and amortization
Filmed Entertainment	$51	$54	$55
Television	92	93	96
Cable Network Programming	39	41	47
Direct Broadcast Satellite Television	156	152	25
Magazines & Inserts	6	5	6
Newspapers	222	157	130
Book Publishing	6	6	5
Other	76	57	50

Total depreciation and amortization	$648	$565	$414

Capital expenditures:
Filmed Entertainment	$53	$29	$61
Television	119	84	88
Cable Network Programming	32	25	46
Direct Broadcast Satellite Television	324	86	18
Magazines & Inserts	4	6	2
Newspapers	293	72	99
Book Publishing	10	8	5
Other	66	51	47

Total capital expenditures	$901	$361	$366

	As of June 30,
	2005	2004
	(in millions)
Total assets:
Filmed Entertainment	$4,413	$4,408
Television	13,950	14,268
Cable Network Programming	5,890	4,795
Direct Broadcast Satellite Television	1,862	2,232
Magazines & Inserts	1,253	1,209
Newspapers	5,195	4,038
Book Publishing	1,382	1,362
Other(1)	10,479	5,117
Investments	10,268	10,914

Total assets	$54,692	$48,343

Goodwill and Intangible assets, net:
Filmed Entertainment	$249	$246
Television	11,567	11,562
Cable Network Programming	3,754	2,774
Direct Broadcast Satellite Television	537	685
Magazines & Inserts	1,002	1,000
Newspapers	1,724	488
Book Publishing	501	501
Other(1)	4,127	895

Total goodwill and intangibles, net	$23,461	$18,151

(1)	See Note 3 – Acquisitions and Disposals

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Segments

	For the years ended June 30,
	2005	2004	2003
	(in millions)
Revenues:
United States and Canada(1)	$12,884	$12,022	$11,150
Europe(2)	7,511	6,015	3,846
Australasia and Other(3)	3,464	2,765	2,384

Total revenues	$23,859	$20,802	$17,380

(1)	Revenues include approximately $12.5 billion, $11.7 billion and $10.9 billion from customers in the United States in fiscal 2005, 2004 and 2003, respectively.
(2)	Revenues include approximately $3.3 billion, $3.0 billion and $2.4 billion from customers in the United Kingdom in fiscal 2005, 2004 and 2003, respectively, as well as approximately $2.5 billion, $1.8 billion and $0.3 billion from customers in Italy in fiscal 2005, 2004 and 2003, respectively.
(3)	Revenues include approximately $2.1 billion, $1.6 billion and $1.1 billion from customers in Australia in fiscal 2005, 2004 and 2003, respectively.

	As of June 30,
	2005	2004
	(in millions)
Long-Lived Assets:
United States and Canada	$33,764	$30,683
Europe	3,381	3,407
Australasia and Other	4,768	3,254

Total long-lived assets	$41,913	$37,344

There is no material reliance on any single customer. Revenues are attributed to countries based on location of customers.

Australasia comprises Australia, Asia, Fiji, Papua New Guinea and New Zealand.

NOTE 20. EARNINGS PER SHARE

Earnings per share (“EPS”) is computed individually for the Class A and Class B shares. Net income is apportioned to both Class A shareholders and Class B shareholders on the ratio of 1.2 to 1, respectively, in accordance with the rights of the shareholders as described in the Company’s Certificate of Incorporation. In order to give effect to this apportionment when determining EPS, the weighted average Class A share is increased by 20% (the “Adjusted Class”) and is then compared to the sum of the weighted average Class B shares and the weighted average Adjusted Class. The resulting percentage is then applied to the Net income to determine the apportionment for the Class A shareholders with the balance attributable to the Class B shareholders.

EPS has been presented in the two-class presentation, as the Class B shares participate in dividends with the Class A shares.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted earnings per share under SFAS No. 128, “Earnings per Share”:

	For the years ended June 30,
	2005	2004	2003
	(in millions)
Net income	$2,128	$1,533	$822
Perpetual preference dividends(a)	(10)	(27)	(27)

Net income available to shareholders - basic	2,118	1,506	795
Interest on convertible debt	20	19	—

Net income available to shareholders - diluted	$2,138	$1,525	$795

(a)	In November 2004, the Company redeemed the adjustable rate cumulative perpetual preference shares and the guaranteed 8.625% perpetual preference shares for $345 million at par.

	2005			2004			2003
	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
	(in millions, except % and per share data)
Allocation percent - basic	70%	30%	100%	68%	32%	100%	66%	34%	100%
Allocation of income - basic:
Net income available to shareholders	$1,484	$634	$2,118	$1,027	$479	$1,506	$523	$272	$795

Allocation percent - diluted	71%	29%	100%	69%	31%	100%	66%	34%	100%
Allocation of income - diluted:
Net income available to shareholders	$1,513	$625	$2,138	$1,051	$474	$1,525	$525	$270	$795

Weighted average shares - basic	1,992	1,021	3,013	1,756	983	2,739	1,576	982	2,558
Weighted average shares - diluted(b)	2,061	1,021	3,082	1,815	983	2,798	1,591	982	2,573

Earnings per Share:
Net income available to shareholders - basic	$0.74	$0.62		$0.58	$0.49		$0.33	$0.28
Net income available to shareholders - diluted	$0.73	$0.61		$0.58	$0.48		$0.33	$0.28

(b)	Diluted EPS for 2003 excludes approximately 36.8 million potential common shares related to our LYONs because the assumed issuance of such potential common shares is antidilutive.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 21. QUARTERLY DATA (UNAUDITED)

	For the three months ended
	September 30,	December 31,	March 31,	June 30,
	(in millions, except per share amounts)
Fiscal 2005
Revenues	$5,146	$6,562	$6,043	$6,108
Operating income	766	954	889	955
Net income	625	386	400	717
Basic earnings per share
Class A	$0.23	$0.14	$0.14	$0.23
Class B	$0.19	$0.12	$0.12	$0.19
Diluted earnings per share
Class A	$0.22	$0.14	$0.14	$0.23
Class B	$0.19	$0.11	$0.12	$0.19

Stock prices(a)
Class A - High	$16.51	$18.65	$18.73	$17.15
Class A - Low	$14.50	$15.14	$16.40	$15.19

Class B - High	$17.84	$19.03	$19.22	$17.86
Class B - Low	$15.38	$15.58	$17.00	$15.85

Fiscal 2004
Revenues	$4,615	$5,553	$5,164	$5,470
Operating income	672	770	815	674
Net income	455	215	434	429
Basic earnings per share
Class A	$0.19	$0.08	$0.16	$0.16
Class B	$0.16	$0.07	$0.13	$0.13
Diluted earnings per share
Class A	$0.18	$0.08	$0.16	$0.15
Class B	$0.15	$0.07	$0.13	$0.13

Stock prices(a)
Class A - High	$14.92	$15.51	$17.05	$18.05
Class A - Low	$12.53	$13.80	$15.08	$16.12

Class B - High	$17.60	$18.80	$19.74	$19.25
Class B - Low	$14.94	$16.60	$17.23	$17.55

(a)	The stock prices reflect the reported high and low closing sales prices for the Company’s Class A Common Stock and Class B Common Stock, as reported on the New York Stock Exchange (“NYSE”). High and low closing sales prices for the Company’s Class A Common Stock and Class B Common Stock for periods prior to November 3, 2004 have been adjusted to reflect the impact of the consummation of the Reorganization. Prior to November 3, 2004, TNCL Ordinary Shares and TNCL Preferred Shares were listed on the Australian Stock Exchange, the London Stock Exchange and the New Zealand Stock Exchange and TNCL American Depositary Receipts, each representing four TNCL Ordinary Shares or TNCL Preferred Shares, were listed on the NYSE.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 22. VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Additions	Acquisitions and disposals	Utilization	Foreign exchange	Balance at end of year
	(in millions)
Fiscal 2005
Allowances for returns and doubtful accounts	$(1,017)	$(1,309)	$(6)	$1,148	$6	$(1,178)
Deferred tax valuation allowance	(1,541)	(7)	—	224	—	(1,324)

Fiscal 2004
Allowances for returns and doubtful accounts	(924)	(874)	19	790	(28)	(1,017)
Deferred tax valuation allowance	(463)	(230)	(866)	18	—	(1,541)

Fiscal 2003
Allowances for returns and doubtful accounts	(469)	(740)	(312)	604	(7)	(924)
Deferred tax valuation allowance	(467)	—	—	4	—	(463)

(1)	Represents the expiration of NOLs (See Note 18 Income Taxes)

NOTE 23. ADDITIONAL FINANCIAL INFORMATION

Supplemental Cash Flow Information

	For the years ended June 30,
	2005	2004	2003
	(in millions)
Supplemental cash flows information:
Cash paid for income taxes	$455	$467	$250
Cash paid for interest	671	614	652
Shares issued in lieu of cash dividend payments	35	63	48

Supplemental information on businesses acquired:
Fair value of assets acquired	6,253	7,013	2,340

Cash acquired	162	11	484
Less: Liabilities assumed	1,371	10	1,915
Assets exchanged	1,191	—	—
Minority interest acquired	(3,483)	—	—
Cash paid	232	3,286	909

Fair value of stock consideration issued to third parties	7,104	3,728	—
Treasury stock acquired	13,548	—	—

Fair value of stock consideration	$20,652	$3,728	$—

NOTE 24. SUBSEQUENT EVENTS

In July 2005, the Company sold its entire cost investment in China Netcom Group Corporation (“China Netcom”). The Company’s 77 million shares of China Netcom were sold for total consideration of approximately $110 million. The Company expects to recognize a gain of approximately $50 million on this sale in the first quarter of fiscal year 2006.

In July 2005, the Company announced that it signed a definitive agreement to acquire Intermix Media, Inc. (“Intermix”) for approximately $580 million in cash, or the equivalent of $12 per common share. In a separate

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transaction, the Company agreed to loan approximately $70 million to Intermix, which may be used by Intermix to exercise its option to acquire the 47% of MySpace.com that it does not already own. Both MySpace.com and Intermix’s websites will become part of News Corporation’s newly formed Fox Interactive Media unit. This transaction is expected to close in the second quarter of fiscal 2006 and is subject to certain customary conditions including the approval of the Intermix common and preferred stockholders.

In August 2005, the Company announced that it had signed a definitive agreement to acquire Scout Media, Inc., the parent company of Scout.com, the country’s leading independent online sports network, and Scout Publishing, producer of widely read local sports magazines in the U.S., for approximately $60 million.

In August 2005, the Company announced that the Board of Directors determined to extend the expiration date of the Rights Plan for an additional two-year period (See Note 11 Shareholders’ Equity).

Under the terms of the Kayarem Share Exchange Agreement (the “KSEA”) and the Cruden Share Exchange Agreement (the “CSEA and together with the KSEA, the “Exchange Agreements”) related to the Company’s reincorporation to the United States (See Note 3 Acquisitions and Disposals), the Company and News Australia Holdings Pty Ltd (formerly known as Carlholt Pty Limited), acquired 100% of the entities formerly held by the Harris Trust, which indirectly held shares of TNCL. In exchange for these entities, the Harris Trust received shares of Class A Common Stock and Class B Common Stock. The amounts paid under the terms of the Exchange Agreements were calculated using agreed estimates. The Exchange Agreements provided that any differences between the estimated and actual amounts would be reconciled after the completion of the Company’s reincorporation to the United States with an adjustment in the event that the calculation of the actual amount to the Harris Trust differed from the estimated amount provided in the Exchange Agreements (the “Adjustment Amounts”).

The Adjustments Amounts owed to the Harris Trust under the KSEA is an additional amount of approximately $33 million. The Company and the parties to the KSEA executed an agreement in relation to the Adjustment Amounts under the KSEA under which the Company will, subject to stockholder approval, issue shares of Class A Common Stock of equivalent value to the Adjustment Amounts. The number of shares of Class A Common Stock to be issued to settle the Adjustment Amounts under the KSEA will be calculated by dividing the Adjustment Amounts by the NYSE closing price of the Class A Common Stock on the trading day prior to the payment date, which is defined as two trading days after all required approvals are obtained. While the Company believes that these are the final adjustments, if it is later determined that any additional adjustment is required, the parties to the Exchange Agreements agree to make the appropriate reconciling payments to one another.

NOTE 25. SUPPLEMENTAL GUARANTOR INFORMATION

On June 27, 2003, NAI, a subsidiary of the Company, entered into a $1.75 billion Five Year Credit Agreement (the “Credit Agreement”) with Citibank N.A., as administrative agent, JP Morgan Chase Bank, as syndication agent, and the lenders named therein. News Corporation, News Australia Holdings Pty Limited, FEG Holdings, Inc., Fox Entertainment Group, Inc., News America Marketing FSI, L.L.C., and News Publishing Australia Limited are guarantors (the “Guarantors”) under the Credit Agreement.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of NAI, News Corporation, the wholly owned and non wholly owned guarantor subsidiaries of News Corporation, the wholly owned and non wholly owned non-guarantor subsidiaries of News Corporation and the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended June 30, 2005

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	4	—	659	23,196	—	23,859
Expenses	261	—	477	19,557	—	20,295

Operating (loss) income	(257)	—	182	3,639	—	3,564

Other (Expense) Income:
Interest expense, net	(1,880)	—	550	794	—	(536)
Equity earnings (losses) of affiliates	—	—	5	350	—	355
Earnings (losses) from subsidiary entities	3,191	2,128	2,807	—	(8,126)	—
Other, net	319	—	(162)	21	—	178

Income (loss) before income tax expense and minority interest in subsidiaries	1,373	2,128	3,382	4,804	(8,126)	3,561
Income tax (expense) benefit	(481)	—	(1,184)	(1,681)	2,126	(1,220)
Minority interest in subsidiaries, net of tax	—	—	(184)	(29)	—	(213)

Net income (loss)	892	2,128	2,014	3,094	(6,000)	2,128

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended June 30, 2004

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	4	—	642	20,156	—	20,802
Expenses	197	—	492	17,182	—	17,871

Operating (loss) income	(193)	—	150	2,974	—	2,931

Other (Expense) Income:
Interest expense, net	(2,637)	1,539	608	(42)	—	(532)
Equity earnings (losses) of affiliates	—	—	(22)	192	—	170
Earnings (losses) from subsidiary entities	3,995	(6)	3,076	1,231	(8,296)	—
Other, net	44	—	(180)	322	—	186

Income (loss) before income tax expense and minority interest in subsidiaries	1,209	1,533	3,632	4,677	(8,296)	2,755
Income tax (expense) benefit	(423)	—	(1,271)	(1,637)	2,317	(1,014)
Minority interest in subsidiaries, net of tax	—	—	(196)	(12)	—	(208)

Net income (loss)	786	1,533	2,165	3,028	(5,979)	1,533

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended June 30, 2003

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	5	—	586	16,789	—	17,380
Expenses	177	—	450	14,373	—	15,000

Operating (loss) income	(172)	—	136	2,416	—	2,380

Other (Expense) Income:
Interest expense, net	(2,253)	2,548	649	(1,468)	—	(524)
Equity earnings (losses) of affiliates	—	—	(318)	(26)	—	(344)
Earnings (losses) from subsidiary entities	2,950	(1,749)	1,589	463	(3,253)	—
Other, net	(40)	23	254	(83)	—	154

Income (loss) before income tax expense and minority interest in subsidiaries	485	822	2,310	1,302	(3,253)	1,666
Income tax (expense) benefit	(183)	—	(907)	(492)	953	(629)
Minority interest in subsidiaries, net of tax	—	—	(184)	(31)	—	(215)

Net income (loss)	302	822	1,219	779	(2,300)	822

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2005

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
ASSETS:
Current Assets:
Cash and cash equivalents	4,234	—	—	2,236	—	6,470
Cash on deposit	—	—	—	—	—	—
Receivables, net	22	—	—	4,331	—	4,353
Inventories, net	—	—	56	1,460	—	1,516
Deferred income taxes	—	—	—	—	155	155
Other	1	—	—	284	—	285

Total Current Assets	4,257	—	56	8,311	155	12,779

Non-current Assets:
Cash on deposit	—	—	—	—	—	—
Receivables	1	—	—	672	—	673
Inventories, net	—	—	—	2,366	—	2,366
Property, plant and equipment, net	86	—	9	4,251	—	4,346
Intangible assets	132	—	262	12,123	—	12,517
Goodwill	—	—	—	10,944	—	10,944
Other	130	—	—	669	—	799
Investments
Investments in associated companies and Other investments	109	—	1,245	8,914	—	10,268
Intragroup investments	44,445	75,622	73,917	15,735	(209,719)	—

Total Investments	44,554	75,622	75,162	24,649	(209,719)	10,268

Total Non-current Assets	44,903	75,622	75,433	55,674	(209,719)	41,913

TOTAL ASSETS	49,160	75,622	75,489	63,985	(209,564)	54,692

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Borrowings	880	—	—	32	—	912
Other current liabilities	316	—	1,246	4,081	94	5,737

Total Current Liabilities	1,196	—	1,246	4,113	94	6,649
Non-current Liabilities:
Borrowings	9,958	—	—	129	—	10,087
Other non-current liabilities	—	—	1,799	8,361	(1,800)	8,360
Intercompany	15,180	593	(4,987)	(10,786)	—	—
Minority interest in subsidiaries	—	—	121	98	—	219
Shareholders’ Equity	22,826	75,029	77,310	62,070	(207,858)	29,377

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	49,160	75,622	75,489	63,985	(209,564)	54,692

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2004

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
ASSETS:
Current Assets:
Cash and cash equivalents	1,972	3	—	2,076	—	4,051
Cash on deposit	287	—	—	—	—	287
Receivables, net	40	—	—	4,174	—	4,214
Inventories, net	—	—	35	1,495	—	1,530
Deferred income taxes	—	—	—	—	521	521
Other	1	—	95	300	—	396

Total Current Assets	2,300	3	130	8,045	521	10,999

Non-current Assets:
Receivables	10	—	—	756	—	766
Inventories, net	—	—	—	2,669	—	2,669
Property, plant and equipment, net	94	—	1	3,701	—	3,796
Intangible assets	153	—	502	10,343	—	10,998
Goodwill	—	—	150	7,003	—	7,153
Other	140	—	1	907	—	1,048
Investments
Investments in associated companies and Other investments	125	—	1,226	9,563	—	10,914
Intragroup investments	40,466	26,700	64,824	61,693	(193,683)	—

Total Investments	40,591	26,700	66,050	71,256	(193,683)	10,914

Total Non-current Assets	40,988	26,700	66,704	96,635	(193,683)	37,344

TOTAL ASSETS	43,288	26,703	66,834	104,680	(193,162)	48,343

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Borrowings	161	—	—	923	—	1,084
Other current liabilities	248	34	807	5,019	(134)	5,974

Total Current Liabilities	409	34	807	5,942	(134)	7,058
Non-current Liabilities:
Borrowings	8,996	—	—	84	—	9,080
Other non-current liabilities	7	—	2,288	8,185	(2,982)	7,498
Intercompany	26,167	(270)	(7,050)	(18,847)	—	—
Minority interest in subsidiaries	—	—	3,398	434	—	3,832
Shareholders’ Equity	7,709	26,939	67,391	108,882	(190,046)	20,875

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	43,288	26,703	66,834	104,680	(193,162)	48,343

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended June 30, 2005

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	519	673	(79)	2,258	—	3,371

Investing and other activities:
Property, plant and equipment	(4)	—	(8)	(889)	—	(901)
Investments	(136)	—	(14)	(52)	—	(202)
Proceeds from sale of investments, non-current assets and business disposals	14	—	98	688	—	800

Net cash provided by (used in) investing activities	(126)	—	76	(253)	—	(303)

Financing activities:
Issuance of debt	1,743	—	—	98	—	1,841
Repayment of debt	(149)	—	—	(1,961)	—	(2,110)
Cash on deposit	275	—	—	—	—	275
Issuance of shares	—	76	—	12	—	88
Repurchase of shares	—	(535)	—	—	—	(535)
Dividends paid	—	(214)	—	(26)	—	(240)

Net cash provided by (used in) financing activities	1,869	(673)	—	(1,877)	—	(681)

Net increase (decrease) in cash and cash equivalents	2,262	—	(3)	128	—	2,387
Cash and cash equivalents, beginning of year	1,972	—	3	2,076	—	4,051
Exchange movement on opening cash balance	—	—	—	32	—	32

Cash and cash equivalents, end of year	4,234	—	—	2,236	—	6,470

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended June 30, 2004

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities	(2,285)	157	20	4,503	—	2,395

Investing and other activities:
Property, plant and equipment	(3)	—	—	(358)	—	(361)
Investments	(14)	—	(18)	(3,498)	—	(3,530)
Proceeds from sale of investments, non-current assets and business disposals	107	—	—	762	—	869

Net cash provided by (used in) investing activities	90	—	(18)	(3,094)	—	(3,022)

Financing activities:
Issuance of debt	—	—	—	548	—	548
Repayment of debt	(192)	—	—	(751)	—	(943)
Cash on deposit	162	—	—	—	—	162
Issuance of shares	574	8	(2)	—	—	580
Dividends paid	—	(168)	—	(34)	—	(202)

Net cash provided by (used in) financing activities	544	(160)	(2)	(237)	—	145

Net (decrease) increase in cash and cash equivalents	(1,651)	(3)	—	1,172	—	(482)
Cash and cash equivalents, beginning of year	3,622	6	—	849	—	4,477
Exchange movement on opening cash balance	1	—	—	55	—	56

Cash and cash equivalents, end of year	1,972	3	—	2,076	—	4,051

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended June 30, 2003

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	2,322	—	(1,421)	585	147	1,633

Investing and other activities:
Property, plant and equipment	(11)	—	—	(355)	—	(366)
Investments	(9)	—	(343)	(698)	—	(1,050)
Repayment of loan by an associate	—	—	—	96	—	96
Proceeds from sale of investments, non-current assets and business disposals	27	—	—	84	—	111

Net cash provided by (used in) investing activities	7	—	(343)	(873)	—	(1,209)

Financing activities:
Issuance of debt	—	—	—	2,105	—	2,105
Repayment of debt	(514)	—	—	(1,924)	—	(2,438)
Cash on Deposit	(463)	—	—	—	—	(463)
Funding from related entities	—	147	—	—	(147)	—
Issuance of shares	60	1	1,211	7	—	1,279
Dividends paid	—	(147)	—	(34)	—	(181)

Net cash (used in) provided by financing activities	(917)	1	1,211	154	(147)	302

Net increase (decrease) in cash and cash equivalents	1,412	1	(553)	(134)	—	726
Cash and cash equivalents, beginning of year	2,211	4	476	883	—	3,574
Exchange movement on opening cash balance	(1)	1	77	100	—	177

Cash and cash equivalents, end of year	3,622	6	—	849	—	4,477

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes to Supplemental Guarantor Information

(1) Guarantors consist of the Company and the following subsidiaries:

Subsidiaries	Jurisdiction of Incorporation	Principal Business
News Australia Holdings Pty Ltd	Australia	Wholly owned subsidiary of News Corporation, which holds all of the stock of News Holdings Limited (formerly known as The News Corporation Limited).

News Publishing Australia Limited	Delaware, USA	U.S. holding company, which owns 100% of NAI.

FEG Holdings, Inc.	Delaware, USA	Wholly owned subsidiary of NAI.

News America Marketing FSI, L.L.C.	Delaware, USA	Publishes free-standing inserts.

Fox Entertainment Group, Inc.	Delaware, USA	Wholly owned subsidiary of News Corporation, principally engaged in the development, production and worldwide distribution of feature films and television programs, television broadcasting, and cable network programming.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on such evaluation, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management’s report and the report of the independent registered public accounting firm thereon are set forth on pages 71 and 72, respectively, and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item with respect to the Company’s Directors is contained in the Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC under the headings “Election of Directors” and “Directors Continuing in Office” and is incorporated by reference in this Annual Report.

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is contained in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference in this Annual Report.

The information required by this item with respect to the Company’s Audit Committee, including the Audit Committee’s members and its financial experts is contain in the Proxy Statement under the heading “Audit Committee” and is incorporated by reference in this Annual Report.

The information required by this item with respect to the Company’s Standards of Business Conduct and Code of Ethics governing the Company’s employees, including its Chief Executive Officer, senior financial officer and members of the Company’s Board of Directors is contained in the Proxy Statement under the heading “Standards of Business Conduct and Code of Ethics” and is incorporated by reference in this Annual Report.

The information required by this item with respect to the Company executive officers is contained in the Proxy Statement under the heading “Executive Officers of News Corporation” and is incorporated by reference in this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is contained in the Proxy Statement under the headings “Compensation of Directors” and “Executive Compensation and Other Information” and is incorporated by reference in this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is contained in the Proxy Statement under the headings “Security Ownership of News Corporation” and “Equity Compensation Plan Information” and is incorporated by reference in this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is contained in the Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference in this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is contained in the Proxy Statement under the headings “Disclosure of Auditor Fees” and “Audit Committee Pre-Approval Policies and Procedures”, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1. The Company’s Consolidated Audited Financial Statements required to be filed as part of this Annual Report and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

2. All other financial statement schedules are omitted because the required information is not applicable, or because the information called for is included the Company’s Consolidated Audited Financial Statements or the Notes to the Consolidated Audited Financial Statements.

3. Exhibits – The exhibits listed on the accompanying Exhibit Index filed or incorporated by references as part of this Annual Report and such Exhibit Index is incorporated herein by reference. On the Exhibit Index, a “±” identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report, and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ LAWRENCE. A. JACOBS
Lawrence A. Jacobs Senior Executive Vice President and Group General Counsel

Date: September 1, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ K. RUPERT MURDOCH K. Rupert Murdoch	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	September 1, 2005

/s/ DAVID F. DEVOE David F. DeVoe	Senior Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	September 1, 2005

/s/ PETER BARNES Peter Barnes	Director	September 1, 2005

/s/ CHASE CAREY Chase Carey	Director	September 1, 2005

/s/ PETER CHERNIN Peter Chernin	Director	September 1, 2005

/s/ KENNETH E. COWLEY Kenneth E. Cowley	Director	September 1, 2005

/s/ VIET DINH Viet Dinh	Director	September 1, 2005

/s/ RODERICK I. EDDINGTON Roderick I. Eddington	Director	September 1, 2005

/s/ ANDREW S. B. KNIGHT Andrew S. B. Knight	Director	September 1, 2005

/s/ LACHLAN K. MURDOCH Lachlan K. Murdoch	Director	September 1, 2005

Signature	Title	Date

/s/ THOMAS J. PERKINS Thomas J. Perkins	Director	September 1, 2005

/s/ STANLEY S. SHUMAN Stanley S. Shuman	Director	September 1, 2005

/s/ ARTHUR M. SISKIND Arthur M. Siskind	Director	September 1, 2005

/s/ JOHN L. THORNTON John L. Thornton	Director	September 1, 2005

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation of News Corporation.[1]

3.2	Amended and Restated By-Laws of News Corporation.[2]

4.1	Specimen Certificate for Shares of Class A Common Stock of News Corporation.[3]

4.2	Specimen Certificate for Shares of Class B Common Stock of News Corporation.[4]

4.3	Indenture, dated as of February 28, 2001, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021.[5]

4.4	First Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021.[6]

4.5	Second Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, News Corporation, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021.[7]

4.6	Indenture, dated as of January 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities.[8]

4.7	First Supplemental Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities.[9]

4.8	Second Supplemental Indenture, dated as of April 8, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities.[10]

4.9	Third Supplemental Indenture, dated as of May 20, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities.[11]

4.10	Fourth Supplemental Indenture, dated as of May 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities.[12]

4.11	Fifth Supplemental Indenture, dated July 21, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities.[13]

Number	Description
4.12	Form of Sixth Supplemental Indenture, dated as of January 25, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities.[14]

4.13	Form of Seventh Supplemental Indenture, dated as of February 4, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities.[15]

4.14	Form of Eighth Supplemental Indenture, dated as of May 12, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities.[16]

4.15	Form of Ninth Supplemental Indenture, dated as of August 1, 1995, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities.[17]

4.16	Form of Tenth Supplemental Indenture, dated as of March 2, 2000, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities.[18]

4.17	Form of Eleventh Supplemental Indenture, dated as of February 14, 2001, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities.[19]

4.18	Twelfth Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities.[20]

4.19	Thirteenth Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, News Corporation, The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities.[21]

4.20	Amended and Restated Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities.[22]

4.21	First Supplemental Indenture, dated as of May 20, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities.[23]

Number	Description
4.22	Second Supplemental Indenture, dated as of May 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities.[24]

4.23	Third Supplemental Indenture, dated as of July 21, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities.[25]

4.24	Fourth Supplemental Indenture, dated as of October 20, 1995, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities.[26]

4.25	Fifth Supplemental Indenture, dated as of January 8, 1998, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities.[27]

4.26	Sixth Supplemental Indenture, dated as of March 1, 1999, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities.[28]

4.27	Seventh Supplemental Indenture, dated as of February 14, 2001, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities.[29]

4.28	Eighth Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities.[30]

4.29	Ninth Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, News Corporation, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities.[31]

4.30	Indenture, dated as of November 12, 1996, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures due 2016.[32]

4.31	First Supplemental Indenture, dated as of March 2, 2000, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures due 2016.[33]

4.32	Second Supplemental Indenture, dated as of February 14, 2001, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures due 2016.[34]

4.33	Third Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures due 2016.[35]

4.34	Fourth Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, News Corporation, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures due 2016.[36]

Number	Description
4.35	Indenture, dated as of March 21, 2003, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Beneficial Unsecured exChangeable Securities.[37]

4.36	First Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Beneficial Unsecured exChangeable Securities.[38]

4.37	Second Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, News Corporation, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Beneficial Unsecured exChangeable Securities.[39]

4.38	Rights Agreement, by and between News Corporation, Inc. and Computershare Investor Services, LLC, as Rights Agent, dated as of November 8, 2004.[40]

4.39	Amendment No. 1 to Rights Agreement, by and between News Corporation and Computershare Investor Services, LLC.[41]

4.41	Amendment No. 2 to Rights Agreement, by and between News Corporation and Computershare Investor Services, LLC, as Rights Agent, dated August 16, 2005.[42]

4.42	Form of Notes representing $1.0 billion principal amount of 6.20% Senior Notes due 2034 and $750 million principal amount of 5.30% Senior Notes due 2014 and Officer’s Certificate of News Corporation relating thereto, dated December 3, 2004, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the News Corporation Limited (n/k/a News Holdings Limited), the other Guarantors named therein and The Bank of New York, as Trustee.[43]

4.43	Registration Rights Agreement, dated December 3, 2004, by and among News America Incorporated, the Guarantors listed therein and Goldman, Sachs & Co.[44]

4.44	Registration Rights Agreement, dated as of April 9, 2003, by and between General Motors and News Corporation.[45]

10.1	Five Year Credit Agreement, dated as of June 27, 2003, among News America Incorporated, various guarantors, various lenders, agents and banks.[46]

10.2	Letter Amendment No. 1 to Five Year Credit Agreement, dated as of August 13, 2003, among News America Incorporated, various guarantors, various lenders, agents and banks.[47]

10.3	Letter Amendment No. 2 to Five Year Credit Agreement, dated as of August 30, 2004, among News America Incorporated, various guarantors, various lenders, agents and banks.[48]

10.4	Stock Purchase Agreement, dated as of April 9, 2003, by and among The News Corporation Limited, Hughes Electronics Corporation and General Motors Corporation.[49]

10.5	Amendment No. 1 to the Stock Purchase Agreement, dated as of April 25, 2003, by and among The News Corporation Limited, Hughes Electronics and General Motors Corporation.[50]

10.6	Amendment No. 2 to the Stock Purchase Agreement, dated as of August 20, 2003, by and among The News Corporation Limited, Hughes Electronics Corporation and General Motors Corporation.[51]

10.7	Amended and Restated Employment Agreement, dated as of August 1, 2004, by and between News America Incorporated and Peter Chernin.52 ±

10.8	Form of Amendment to the Amended and Restated Employment Agreement between News America Incorporated and Peter Chernin.53 ±

Number	Description
10.9	News Corporation 2004 Stock Option Plan.54 ±

10.10	News Corporation 2004 Replacement Stock Option Plan.55 ±

10.11	Master Assignment, Assumption and Indemnity Agreement, dated as of September 13, 2004, by and between The News Corporation Limited, Carlholt Pty. Ltd. and News Corporation, Inc.[56]

10.12	Non-Executive Director Compensation Summary Sheet.57 ±

10.13	Employment Agreement, dated as of November 15, 2004, by and between News America Incorporated and David F. DeVoe.58 ±

10.14	Restated Employment Agreement, dated as of January 1, 2005, by and between News America Incorporated (successor to News America Publishing Incorporated and formerly known as News America Holding Incorporated) and Arthur M. Siskind.59 ±

10.15	News Corporation 2005 Long-Term Incentive Plan60 ±

10.16	Employment Agreement, dated as of January 1, 2005, by and between News America Incorporated and Lawrence A. Jacobs.* ±

10.17	Letter Agreement between the Company and K. Rupert Murdoch dated July 28, 2005.61 ±

10.18	Letter Agreement between the Company and David F. DeVoe dated July 28, 2005.62 ±

10.19	Letter Agreement between the Company and Lachlan K. Murdoch dated July 28, 2005.63 ±

10.20	Letter Agreement between the Company and Lachlan K. Murdoch regarding separation arrangements, dated July 28, 2005.64 ±

10.21	Form of Restricted Share Unit Agreement for Cash-Settled Restricted Stock Units.65 ±

10.22	Form of Restricted Share Agreement for Stock-Settled Restricted Stock Units.66 ±

21	List of Subsidiaries.*

23.1	Consent of Ernst & Young LLP regarding News Corporation.*

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

±	Management contract of compensatory plan required to be filed as an exhibit to the Annual Report on Form 10-K pursuant to Item 15(b).
*	Filed herewith.
[1]	Incorporated by reference to Exhibit 3.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.
[2]	Incorporated by reference to Exhibit 3.4 to the Current Report of News Corporation on Form 8-K (File No. 000-51022) filed with the Securities and Exchange Commission on November 12, 2004.
[3]	Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 000-51022) filed with the Securities and Exchange Commission on November 12, 2004.
[4]	Incorporated by reference to Exhibit 4.2 to the Current Report of News Corporation on Form 8-K (File No. 000-51022) filed with the Securities and Exchange Commission on November 12, 2004.
[5]	Incorporated by reference to Exhibit 4.1 to the Registration Statement of The News Corporation Limited on Form F-3 (Registration No. 333-13556) filed with the Securities and Exchange Commission on May 25, 2001.

[6]	Incorporated by reference to Exhibit 4.29 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.
[7]	Incorporated by reference to Exhibit 4.5 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.
[8]	Incorporated by reference to Exhibit 2 to the Report of The News Corporation Limited on Form 6-K (File No. 1-9141) filed with the Securities and Exchange Commission dated January 28, 1993.
[9]	Incorporated by reference to Exhibit 2 to the Report of The News Corporation Limited on Form 6-K (File No.1-9141) filed with the Securities and Exchange Commission dated April 26, 1993.
[10]	Incorporated by reference to Exhibit 3 to the Report of The News Corporation Limited on Form 6-K (File No.1-9141) filed with the Securities and Exchange Commission dated April 26, 1993.
[11]	Incorporated by reference to Exhibit 4.7 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.
[12]	Incorporated by reference to Exhibit 4.8 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.
[13]	Incorporated by reference to Exhibit 4.6 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-74574) filed with the Securities and Exchange Commission on January 28, 1994.
[14]	Incorporated by reference to Exhibit 4.7 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-74574) filed with the Securities and Exchange Commission on February 4, 1994.
[15]	Incorporated by reference to Exhibit 4.8 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-79334) filed with the Securities and Exchange Commission on June 14, 1994.
[16]	Incorporated by reference to Exhibit 4.9 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-79334) filed with the Securities and Exchange Commission on June 14, 1994.
[17]	Incorporated by reference to Exhibit 4.10 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-94868) filed with the Securities and Exchange Commission on July 24, 1995.
[18]	Incorporated by reference to Exhibit 10.12 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.
[19]	Incorporated by reference to Exhibit 10.13 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.
[20]	Incorporated by reference to Exhibit 4.14 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.
[21]	Incorporated by reference to Exhibit 4.19 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.
[22]	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-59688) filed with the Securities and Exchange Commission on March 24, 1993.
[23]	Incorporated by reference to Exhibit 4.2 to the Registration Statement of The News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement of News America Holdings Incorporated on Form F-3 (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.

[24]	Incorporated by reference to Exhibit 4.3 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement of News America Holdings Incorporated on Form F-3 (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.
[25]	Incorporated by reference to Exhibit 4.14 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-98238) filed with the Securities and Exchange Commission on October 23, 1995.
[26]	Incorporated by reference to Exhibit 4.15 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-98238) filed with the Securities and Exchange Commission on October 23, 1995.
[27]	Incorporated by reference to Exhibit 4.6 to the Registration Statement of News America Incorporated on Form F-4 (Registration No. 333-8744) filed with the Securities and Exchange Commission on May 12, 1998.
[28]	Incorporated by reference to Exhibit 10.20 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.
[29]	Incorporated by reference to Exhibit 10.21 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.
[30]	Incorporated by reference to Exhibit 4.23 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.
[31]	Incorporated by reference to Exhibit 4.29 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.
[32]	Incorporated by reference to Exhibit 4(i) to the Registration Statement of The News Corporation Limited on Form F-3 (Registration No. 333-6896) filed with the Securities and Exchange Commission on May 9, 1997.
[33]	Incorporated by reference to Exhibit 2.39 to the Annual Report of The News Corporation Limited on Form 20-F (File No. 1-9141) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2001.
[34]	Incorporated by reference to Exhibit 2.40 to the Annual Report of The News Corporation Limited on Form 20-F (File No. 1-9141) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2001.
[35]	Incorporated by reference to Exhibit 4.27 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.
[36]	Incorporated by reference to Exhibit 4.34 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.
[37]	Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form F-3/S-3 of News America Incorporated (Registration No. 333-106837) filed with the Securities and Exchange Commission on August 19, 2003.
[38]	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form F-3/S-3 of News America Incorporated (Registration No. 333-106837) filed with the Securities and Exchange Commission on August 19, 2003.
[39]	Incorporated by reference to Exhibit 4.37 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.
[40]	Incorporated by reference to Exhibit B to Report on Form 6-K (File No. 1-09141) filed with the Securities and Exchange Commission on November 8, 2004.
[41]	Incorporated by reference to Exhibit 4.39 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.
[42]	Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 16, 2005.
[43]	Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on December 3, 2004.

[44]	Incorporated by reference to Exhibit 4.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on December 3, 2004.
[45]	Incorporated by reference to Exhibit 99.6 to the Registration Statement of The News Corporation Limited on Form F-4 (Registration No. 333-105853) filed with the Securities and Exchange Commission on June 5, 2003.
[46]	Incorporated by reference to Exhibit 10.1 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.
[47]	Incorporated by reference to Exhibit 10.2 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.
[48]	Incorporated by reference to Exhibit 10.3 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.
[49]	Incorporated by reference to Exhibit 99.A to the Report on Form 6-K of The News Corporation Limited (File No. 1-9141) filed with the Securities and Exchange Commission on April 14, 2003.
[50]	Incorporated by reference to Exhibit 2.2 to the Registration Statement of The News Corporation Limited on Form F-4 (File No. 333-105853) filed with the Securities and Exchange Commission on June 5, 2003.
[51]	Incorporated by reference to Exhibit 2.7 to Amendment No. 2 to the Registration Statement of The News Corporation Limited on Form F-4 (Registration Statement No. 333-105853) filed with the Securities and Exchange Commission on August 21, 2003.
[52]	Incorporated by reference to Exhibit 10.11 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.
[53]	Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 10, 2005.
[54]	Incorporated by reference to Exhibit 10.12 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.
[55]	Incorporated by reference to Exhibit 10.13 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.
[56]	Incorporated by reference to Exhibit 10.14 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.
[57]	Incorporated by reference to Exhibit 10.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 4, 2005.
[58]	Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 5, 2005.
[59]	Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 4, 2005.
[60]	Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on July 7, 2005.
[61]	Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 3, 2005.
[62]	Incorporated by reference to Exhibit 10.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 3, 2005.
[63]	Incorporated by reference to Exhibit 10.3 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 3, 2005.
[64]	Incorporated by reference to Exhibit 10.4 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 3, 2005.
[65]	Incorporated by reference to Exhibit 10.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 10, 2005.
[66]	Incorporated by reference to Exhibit 10.3 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 10, 2005.