Form 10-Q
period 2005-09-30
NEWS CORP
filed 2005-11-10
CIK 1308161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

NEWS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 8, 2005, 2,214,840,541 shares of Class A Common Stock, par value $0.01 per share, and 1,029,576,988 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	For the three months ended September 30,
	2005	2004
Revenues	$5,682	$5,146
Expenses:
Operating	3,639	3,380
Selling, general, and administrative	959	859
Depreciation and amortization	175	128
Other operating charge	—	13

Operating income	909	766
Other (Expense) Income:
Interest expense, net	(128)	(125)
Equity earnings of affiliates	186	15
Other, net	11	191

Income before income tax expense, minority interest in subsidiaries and cumulative effect of accounting change	978	847
Income tax expense	(382)	(180)
Minority interest in subsidiaries, net of tax	(16)	(42)

Income before cumulative effect of accounting change	580	625
Cumulative effect of accounting change, net of tax	(1,013)	—

Net (loss) income	$(433)	$625

Basic (losses) earnings per share:
Income before cumulative effect of accounting change
Class A	0.19	0.23
Class B	0.16	0.19
Cumulative effect of accounting change, net of tax
Class A	(0.33)	—
Class B	(0.27)	—
Net (loss) income
Class A	(0.14)	0.23
Class B	(0.12)	0.19
Diluted (losses) earnings per share:
Income before cumulative effect of accounting change
Class A	0.19	0.22
Class B	0.15	0.19
Cumulative effect of accounting change, net of tax
Class A	(0.32)	—
Class B	(0.27)	—
Net (loss) income
Class A	(0.14)	0.22
Class B	(0.11)	0.19

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	At September 30, 2005	At June 30, 2005
	(unaudited)	(audited)
Assets
Current Assets:
Cash and cash equivalents	$6,450	$6,470
Receivables, net	4,697	4,353
Inventories, net	1,742	1,516
Deferred income taxes	84	155
Other	337	285

Total Current Assets	13,310	12,779
Non-current assets:
Receivables	730	673
Investments	10,352	10,268
Inventories, net	2,551	2,366
Property, plant, and equipment, net	4,452	4,346
Intangible assets	10,946	12,517
Goodwill	11,723	10,944
Other non-current assets	796	799

Total Non-current Assets	41,550	41,913

Total assets	$54,860	$54,692

Liabilities and Stockholders’ Equity
Current Liabilities:
Borrowings	$924	$912
Accounts payable, accrued expenses and other current liabilities	4,735	3,564
Participations, residuals and royalties payable	1,049	1,051
Program rights payable	750	696
Deferred revenue	505	426

Total Current Liabilities	7,963	6,649

Non-current Liabilities:
Borrowings	10,100	10,087
Other liabilities	3,653	3,543
Deferred income taxes	4,410	4,817
Minority interest in subsidiaries	204	219
Commitments and contingencies
Stockholders’ Equity:
Class A Common Stock, $0.01 par value per share, 6,000,000,000 shares authorized, 2,225,622,283 shares and 2,237,072,659 shares issued and outstanding, net of 1,739,914,819 treasury shares at par at September 30, and June 30, 2005, respectively	22	22
Class B Common Stock, $0.01 par value, 3,000,000,000 shares authorized, 1,029,576,988 shares issued and outstanding, net of 313,721,702 treasury shares at par at September 30, and June 30, 2005	10	10
Additional paid-in capital	29,589	30,044
Accumulated deficit and accumulated other comprehensive loss	(1,091)	(699)

Total stockholders’ equity	28,530	29,377

Total liabilities and stockholders’ equity	$54,860	$54,692

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the three months ended September 30,
	2005	2004
Operating activities:
Net (loss) income	$(433)	$625
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Cumulative effect of accounting change, net of tax	1,013	—
Depreciation and amortization	175	128
Amortization of cable distribution investments	27	30
Equity earnings of affiliates	(186)	(15)
Cash distributions received from investees	15	3
Other, net	(11)	(191)
Minority interest in subsidiaries, net of tax	16	42
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(470)	(562)
Inventories, net	(399)	(146)
Accounts payable and other liabilities	750	668

Net cash provided by operating activities	497	582

Investing activities:
Property, plant, and equipment	(199)	(135)
Acquisitions, net of cash acquired	(238)	(34)
Investments in associated entities	(19)	(44)
Other investments	—	(26)
Proceeds from sale of investments, non-current assets and business disposals	114	124

Net cash used in investing activities	(342)	(115)

Financing activities:
Borrowings	6	—
Repayment of borrowings	(5)	(655)
Cash on deposit	—	275
Issuance of shares	29	14
Repurchase of shares	(213)	—
Dividends paid	(1)	(7)

Net cash used in financing activities	(184)	(373)

Net (decrease) increase in cash and cash equivalents	(29)	94
Cash and cash equivalents, beginning of period	6,470	4,051
Exchange movement on opening cash balance	9	3

Cash and cash equivalents, end of period	$6,450	$4,148

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

In the Reorganization, all outstanding TNCL ordinary shares and preferred limited voting ordinary shares were cancelled and shares of the Company’s Class A common stock (“Class A Common Stock”) and Class B common stock (“Class B Common Stock”), were issued in exchange on a one for two share basis. The financial statements have been presented as if the one for two share exchange took place on July 1, 2004.

News Corporation (the “Company”) is a diversified entertainment and media company. The Company manages and reports its businesses in eight segments, which are: Filmed Entertainment, Television, Cable Network Programming, Direct Broadcast Satellite Television, Magazines and Inserts, Newspapers, Book Publishing and Other.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these unaudited consolidated financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006.

These interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 as filed with the Securities and Exchange Commission (“SEC”) on September 1, 2005.

The preparation of consolidated financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Certain fiscal 2005 amounts have been reclassified to conform to the fiscal 2006 presentation.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” total comprehensive income for the Company consists of the following:

	For the three months ended September 30,
	2005	2004
	(in millions)
Net (loss) income, as reported	$(433)	$625
Other comprehensive income:
Foreign currency translation adjustments	83	56
Unrealized holding (losses) gains on securities, net of tax	(42)	(8)

Total comprehensive (loss) income	$(392)	$673

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In October 2004, the American Jobs Creation Act (the “Act”) was signed into law. The Act includes a temporary incentive for U.S. multinationals to repatriate foreign earnings at an effective 5.25 percent tax rate. Such repatriations must occur in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. In December 2004, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 allows companies additional time to evaluate the effect of the Act as to whether unrepatriated foreign earnings continue to qualify for the SFAS No. 109, “Accounting for Income Taxes,” exception regarding non-recognition of deferred tax liabilities and would require explanatory disclosures from those who need the additional time. The Company is currently considering the effects of the repatriation provisions of the Act. Through September 30, 2005, the Company has not provided deferred taxes on substantially all of the undistributed earnings of foreign subsidiaries since substantially all such earnings were expected to be permanently invested in foreign operations but has started an evaluation of the effects of the repatriation provision. Whether the Company will ultimately take advantage of this provision depends on a number of factors, including reviewing future Congressional or Treasury Department guidance, before a determination can be made. The range of possible amounts that the Company is considering for repatriation under this provision is up to approximately $500 million. The related potential range of income tax is up to approximately $30 million.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This standard establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 will become effective for the Company for accounting changes and corrections of errors beginning in fiscal 2007.

Note 2—Acquisitions and Disposals

Fiscal 2006 Transactions

In September 2005, the Company through its wholly owned subsidiary acquired all of the outstanding common and preferred stock of Intermix Media, Inc. (“Intermix”). The consideration for the Intermix acquisition was approximately $580 million in cash which was paid subsequent to quarter end. The Company acquired Intermix in order to increase the Company’s Internet presence through its recently formed Fox Interactive Media unit. The excess purchase price over the fair value of the net assets acquired of approximately $576 million has been preliminarily allocated to goodwill, which in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” is not being amortized. The allocation of the excess is not final and is subject to changes upon completion of final valuations of certain assets and liabilities. A future reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets could reduce future earnings as a result of additional amortization. For every $100 million reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets, Depreciation and amortization expense would increase by approximately $10 million per year representing amortization expense assuming an average useful life of ten years. See Note 16—Subsequent Events.

In September 2005, the Company acquired Scout Media, Inc., the parent company of Scout.com, the country’s leading independent online sports network, and Scout Publishing, producer of widely read local sports magazines in the U.S., for approximately $60 million.

In September 2005, the Company acquired the 25% stake in News Out of Home (“NOOH”) held by Capital International Global Emerging Markets Private Equity Fund, L.P. for approximately $175 million in cash. This

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisition increases the Company’s ownership of NOOH to 100%. NOOH owns 68% of Media Support Services Limited, an outdoor advertising company with operating subsidiaries located in Russia and NOOH also owns and operates outdoor advertising companies located in Eastern Europe.

Fiscal 2005 Transactions

Incorporation in the United States

In April 2004, the Company announced that it would pursue a reorganization that would change the Company’s place of incorporation from Australia to the United States. In August 2004, the Company announced that a Special Committee of Non-executive Directors and the Board of Directors of the Company had unanimously recommended the proposed reorganization of the Company. On October 26, 2004, the reorganization was approved by the Company’s stockholders and option holders and on November 3, 2004, the Federal Court of Australia also approved the reorganization.

On November 12, 2004, the proposed reorganization was accomplished under Australian law whereby the holders of TNCL’s ordinary and preferred shares, including those ordinary shares and preferred limited voting ordinary shares represented by American Depositary Receipts (“ADRs”), had their shares cancelled and received in exchange shares of voting and non-voting common stock of News Corporation at a one-for-two ratio. Reorganization costs expensed during fiscal 2005 amounted to $49 million and were included in Other operating charge in the Other segment in the consolidated statements of operations. Of these costs, $13 million and $36 million were expensed in the first and second quarter of fiscal 2005, respectively.

In connection with this reorganization, the Company acquired from the A.E. Harris Trust (the “Harris Trust”) the approximate 58% interest in Queensland Press Pty Ltd. (“QPL”) not already owned by the Company through the acquisition of the Cruden Group of companies. The principal assets of the Cruden Group were shares of the Company and a 58% interest in QPL. QPL owns a publishing business which includes two metropolitan and eight regional newspapers in Queensland, Australia, as well as shares of News Corporation. The consideration for the acquisition of the net assets of the Cruden Group, excluding shares of the Company owned directly through the Cruden Group and indirectly (through QPL) by the Cruden Group, was the issuance of approximately 61 million shares of Class B Common Stock valued at approximately $1 billion and the assumption of approximately $400 million of debt. All of the debt assumed was retired in November 2004. The excess purchase price over the fair value of the net assets acquired of approximately $1.3 billion has been allocated to newspaper mastheads and goodwill, which in accordance with SFAS No. 142 are not being amortized. As a result of the purchase of this interest in QPL, the Company’s ownership interest in QPL increased from 42% to 100% and accordingly on November 12, 2004, the Company ceased to equity account for QPL. The results of QPL have been included in the Company’s consolidated statements of operations from November 12, 2004, the date of acquisition.

As a result of the reorganization, News Corporation became the new parent company of TNCL. News Corporation has a primary listing on the New York Stock Exchange and secondary listings on the Australian Stock Exchange and the London Stock Exchange.

In exchange for approximately 78 million shares of Class A Common Stock and approximately 247 million shares of Class B Common Stock owned directly through the Cruden Group and indirectly (through QPL) by the Cruden Group, the Harris Trust received shares of News Corporation in the same exchange ratio as all other TNCL stockholders in the reorganization. The shares of News Corporation non-voting stock that the Harris Trust received were reduced by the number of shares equal in value to the net debt and certain other net liabilities of the Cruden Group which were assumed by the Company in the transaction. The shares issued to the Harris Trust

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were approximately 61 million shares of Class A Common Stock, and approximately 247 million shares of Class B Common Stock with an approximate value of $6 billion, and the Company assumed approximately $250 million of net debt and certain other net liabilities of the Cruden Group. All of the debt assumed was retired in November 2004.

The Company shares acquired through the acquisition of the Cruden Group as well as the shares which were indirectly owned by the Company through its 42% ownership interest in QPL prior to the acquisition are considered treasury shares. The treasury shares are accounted for using the par value method. Shares of Class A Common Stock and shares of Class B Common Stock related to this transaction that were held in treasury at September 30, 2005 were approximately 109 million and 314 million, respectively. Immediately following the reorganization, the Harris Trust owned approximately 29.5% of the voting shares of News Corporation.

Fox Entertainment Group Acquisition

In March 2005, Fox Acquisition Corp., a direct wholly owned subsidiary of the Company, completed its offer to the holders of Class A common stock of Fox Entertainment Group, Inc. (“FEG”) to exchange 2.04 shares of the Company’s Class A Common Stock for each outstanding share of FEG’s Class A common stock validly tendered and not withdrawn in the exchange offer (the “Offer”). Shortly thereafter, the Company effected a merger of FEG with and into Fox Acquisition Corp. Each share of FEG Class A common stock not acquired in the Offer, other than the shares already owned by the Company, was converted in the merger into 2.04 shares of the Company’s Class A Common Stock. The Company issued approximately 357 million shares of News Corporation’s Class A Common Stock valued at approximately $6.3 billion in exchange for the outstanding shares of FEG Class A common stock. After the consummation of the Offer and the subsequent merger, Fox Acquisition Corp. changed its name to “Fox Entertainment Group, Inc.” As a result of the Offer, the Company’s ownership interest increased from approximately 82% to 100%. This acquisition of the remaining non-controlling interests in FEG has been accounted for under the purchase method in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”).

In connection with the Offer and subsequent merger, a wholly owned subsidiary of the Company tendered the shares of FEG Class A common stock and FEG Class B common stock that it owned prior to the acquisition to Fox Acquisition Corp. in exchange for News Corporation Class A Common Stock at the same exchange ratio as was provided in the Offer for shares of FEG Class A common stock. As a result of the exchange, the wholly owned subsidiary owns 1,631 million shares of News Corporation’s Class A Common Stock, with an approximate value of $8 billion, that are reflected as treasury shares. The treasury shares are accounted for using the par value method.

The Company has not yet finalized the evaluation and allocation of the purchase price as the appraisals associated with the valuation of tangible and intangible assets are not yet complete. The Company has preliminarily allocated the purchase price to certain finite-lived intangible assets which are being amortized, and certain indefinite-lived intangibles and goodwill, which are not being amortized in accordance with SFAS No. 142, until the final allocation is complete. These assets are included in the Filmed Entertainment, Television, Cable Network Programming and Other segments. A future reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets could reduce future earnings as a result of additional amortization. For every $100 million reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets, Depreciation and amortization expense would increase by approximately $10 million per year representing amortization expense assuming an average useful life of ten years.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Fiscal 2005 Transactions

In September 2004, the Company purchased Telecom Italia S.p.A.’s (“Telecom Italia”) 20% interest in SKY Italia for cash consideration of $108 million (€88 million), thereby increasing the Company’s ownership interest in SKY Italia to 100%.

Note 3—Inventories, net

The Company’s inventory was comprised of the following:

	At September 30, 2005	At June 30, 2005
	(in millions)
Current inventories:
Raw materials	$134	$132
Work and projects in progress	54	55
Finished goods	145	123
Programming rights	1,443	1,235

	1,776	1,545
Less: inventory reserve	(34)	(29)

Total current inventories, net	1,742	1,516

Non-current inventories:
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	710	733
Completed, not released	151	234
In production	391	218
In development or preproduction	87	90

	1,339	1,275

Television productions:
Released (including acquired libraries)	491	470
Completed, not released	—	14
In production	200	149
In development or preproduction	1	2

	692	635

Total filmed entertainment costs, less accumulated amortization	2,031	1,910
Programming rights	520	456

Total non-current inventories	2,551	2,366

Total inventories, net	$4,293	$3,882

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Investments

The Company’s investments were comprised of the following:

		Ownership Percentage	At September 30, 2005	At June 30, 2005
			(in millions)
Equity investments:
The DIRECTV Group, Inc.(1)	DBS operator principally in the U.S.	34%	$6,708	$6,688
Gemstar-TV Guide International, Inc.(1)	U.S. print and electronic guidance company	41%	630	608
British Sky Broadcasting Group plc(1)	U.K. DBS operator	37%	883	787
China Network Systems	Taiwan cable TV operator	various	230	225
Sky Network Television Ltd.	New Zealand media company	44%	262	254
FOXTEL	Australian pay TV operator	25%	70	70
National Geographic Channel (US)(2)	U.S. cable channel	67%	325	320
National Geographic International	International cable channel	50%	133	133
Other equity method investments		various	596	557
Cost method investments		various	515	626

			$10,352	$10,268

(1)	The market values of the Company’s investments in The DIRECTV Group, Inc. (“DIRECTV”), Gemstar-TV Guide International Inc. (“Gemstar-TV Guide”) and British Sky Broadcasting Group plc were $7,047 million, $518 million and $6,804 million, respectively, at September 30, 2005.
(2)	The Company does not consolidate this entity as it does not hold a majority on the Board of Directors, is unable to dictate operating decision-making and the National Geographic Channel is not a variable interest entity.

During the three months ended September 30, 2005, Gemstar-TV Guide experienced a decline in its market value. As a result of this decline, the Company’s carrying value in Gemstar-TV Guide exceeds its market value by approximately $112 million. Upon review, as discussed below, the Company has determined that at this time the impairment in the value of its investment in Gemstar-TV Guide is temporary.

In determining if the decline in Gemstar-TV Guide’s market value was other than temporary, the Company considered a number of factors: (1) the financial condition, operating performance and near term prospects of the investee; (2) the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; (3) analysts’ ratings and estimates of 12 month share price targets for the investee; (4) the length of the time and the extent to which the investee’s market value has been less than the carrying value of the Company’s investment; and (5) the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value.

The Company will continue to monitor this investment.

Fiscal Year 2006 Acquisitions and Disposals

In July 2005, the Company sold its entire cost investment in China Netcom Group Corporation (“China Netcom”). The Company’s 77 million shares of China Netcom were sold for total consideration of approximately $112 million. The Company recognized a gain of approximately $52 million on this sale in the first quarter of fiscal 2006 included in Other, net in the unaudited consolidated statement of operations.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information for significant equity affiliates, determined in accordance with Regulation S-X, accounted for under the equity method is as follows:

	For the three months ended September 30,
	2005	2004
	(in millions)
Revenues	$5,059	$2,862
Operating (loss) income	540	(1,550)
Net income/(loss) from continuing operations before discontinued operations and cumulative effect of accounting changes	344	(926)
Net income (loss)	344	(1,009)

Note 5—Intangible Assets

Effective July 1, 2005, the Company adopted Emerging Issues Task Force Topic No. D-108 “Use of the Residual Method to Value Acquired Assets Other Than Goodwill” (“D-108”). D-108 requires companies who have applied the residual value method in the valuation of acquired identifiable intangibles for purchase accounting and impairment testing to now use a direct value method. As a result of the adoption, the Company recorded a charge of $1.6 billion ($1 billion net of tax, or ($0.32) per diluted share of Class A Common Stock and ($0.27) per diluted share of Class B Common Stock), to reduce the intangible balances attributable to its television stations’ Federal Communications Commission (“FCC”) licenses. As required, this charge has been reflected as a cumulative effect of accounting change, net of tax in the unaudited consolidated statement of operations.

As of September 30, 2005, the Company’s FCC licenses were valued at approximately $6.9 billion, reflecting a $1.6 billion reduction of the intangible balances attributable to its television stations’ FCC licenses due to the adoption of D-108 which requires the application of a direct value method to determine the fair value of assets other than goodwill. At June 30, 2005, the Company’s FCC licenses were valued at approximately $8.5 billion. The Company’s FCC licenses are recorded as intangible assets with indefinite lives and are not subject to amortization.

Note 6—Borrowings

LYONs

In February 2001, the Company issued Liquid Yield Option Notes (“LYONs™”) which pay no interest and have an aggregate principal amount at maturity of $1,515 million representing a yield of 3.5% per annum on the issue price. The holders may exchange the notes at any time into Class A Common Stock or, at the option of the Company, the cash equivalent thereof at a fixed exchange rate of 24.2966 shares of Class A Common Stock per $1,000 note. The notes are redeemable at the option of the holders on February 28, 2006, February 28, 2011 and February 28, 2016 at a price of $594.25, $706.82 and $840.73, respectively. The Company, at its election, may satisfy the redemption amounts in cash, Class A Common Stock or any combination thereof. The Company can redeem the notes in cash at any time on or after February 28, 2006 at specified redemption amounts. The notes, which have been recorded at a discount, are being accreted using the effective interest rate method and had a carrying value of $888 million at September 30, 2005 and are included in Borrowings within current liabilities.

Note 7—Stockholders’ Equity

In August 2005, the Company announced that the Board of Directors determined to extend the expiration date of the Company’s stockholder rights plan for an additional two-year period.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the terms of the Kayarem Share Exchange Agreement (the ”KSEA”) and the Cruden Share Exchange Agreement (the “CSEA and together with the KSEA, the “Exchange Agreements”) related to the Reincorporation (See Note 2 Acquisitions and Disposals), the Company and News Australia Holdings Pty Ltd (formerly known as Carlholt Pty Limited), acquired 100% of the entities formerly held by the Harris Trust, which indirectly held shares of TNCL. In exchange for these entities, the Harris Trust received shares of Class A Common Stock and Class B Common Stock. The amounts paid under the terms of the Exchange Agreements were calculated using agreed estimates. The Exchange Agreements provided that any difference between the estimated amount provided in the Exchange Agreements and actual amounts owed to the Harris Trust would be reconciled after the completion of the Company’s reincorporation to the United States with an adjustment (the “Adjustment Amount”).

The Adjustment Amount owed to the Harris Trust under the KSEA was an additional $32 million. The Company and the parties to the KSEA executed an agreement in relation to the Adjustment Amounts under the KSEA under which the Company would issue shares of Class A Common Stock of approximately equivalent value to the Adjustment Amount. Following approval by stockholders on October 21, 2005, a total of approximately 2 million shares of Class A Common Stock were issued on October 27, 2005 to settle the Adjustment Amount under the KSEA. The number of shares was determined based on the NYSE closing price of the Class A Common Stock on October 25, 2005.

Dividends

The Company declared a dividend of $0.07 per share for Class A Common Stock and $0.08 per share for Class B Common Stock in August 2005.

In June 2005, the Company announced a stock repurchase program under which the Company is authorized to acquire from time to time up to an aggregate of $3 billion in Class A Common Stock and Class B Common Stock. Below is a summary of the Company’s purchases of its Class A Common Stock and Class B Common Stock as of September 30, 2005:

	Total Number of Shares Purchased	Average Price per Share	Total Cost of Purchase	Remaining Authorized
	(in millions, except for share and per share amounts)
Class A Common Stock	29,053,649	$16.32	$474
Class B Common Stock	15,199,170	18.01	274

Total	44,252,819		$748	$2,253	(1)

(1)	The remaining authorized amount at September 30, 2005 is excluding commission.

Note 8—Stock Option Plans

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2005, the Company adopted SFAS 123R using a modified prospective application, as permitted under SFAS 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

News Corporation 2005 Long-Term Incentive Plan

The Company has adopted the News Corporation 2005 Long-Term Incentive Plan (the “2005 Plan”) under which stock based compensation, including stock options, restricted stock, restricted stock units and other types of awards, may be granted. Such equity grants under the 2005 Plan will generally vest over a four-year period and expire ten years from the date of grant. The Company’s employees and directors are entitled to participate in the 2005 Plan. The Compensation Committee of the Board of Directors of the Company will determine the recipients, type of award to be granted and amounts of awards to be granted under the 2005 Plan. Stock options awarded under the 2005 plan will be granted at exercise prices which are equal to or exceed the market price at the date of grant. The 2005 Plan replaced the Company’s existing News Corporation 2004 Stock Option Plan under which no additional options will be granted. The maximum number of shares of Class A Common Stock that may be issued under the 2005 Plan is 165 million shares. The Company will issue new shares of Class A Common Stock for award exercises. As of September 30, 2005, no stock options were issued under the 2005 Plan. During the three months ended September 30, 2005, the Company issued 1.6 million Restricted Stock Units (“RSUs”) to several executives of the Company. Subsequent to September 30, 2005, the Company issued 12.7 million RSUs to employees which vest over four years.

The fair value of stock based compensation under the 2005 Plan will be calculated according to the type of award issued. Stock options and Stock Appreciation Rights (“SARs”) will be fair valued using a Black-Scholes option valuation method that uses the following assumptions: expected volatility is based on the historical volatility of the Class A Common Stock; expected term of awards granted is derived from the historical activity of the Company’s awards and represents the period of time that the awards granted are expected to be outstanding; weighted average risk-free interest rate is an average of the interest rates of United States government bonds with similar lives on the dates of the option grants; and dividend yield was calculated as an average of a ten year history of the Company’s yearly dividend divided by the fiscal year’s average closing stock price.

News Corporation 2004 Stock Option Plan and 2004 Replacement Stock Option Plan

As a result of the Company’s reincorporation, all preferred limited voting ordinary shares which the Company issued options over were cancelled and holders received in exchange options for shares of Class A Common Stock of the Company on a one-for-two basis with no change in the original terms under the News Corporation 2004 Stock Option Plan and 2004 Replacement Stock Option Plan (collectively, the “2004 Plan”). In addition, all other outstanding stock options to purchase preferred limited voting ordinary shares were adjusted to be exercisable into shares of Class A Common Stock subject to the one-for-two share exchange. Prior to the Company’s reincorporation in the U.S., stock options were granted to employees with Australian dollar exercise prices.

Under the 2004 Plan, equity grants generally vest over a four-year period and expire ten years from the date of grant. The equity awards granted prior to June 30, 2005 have exercise prices, which are equal to or exceeding the market price at the date of grant, in Australian dollars. No future grants will be issued under the 2004 Plan and the plan automatically terminates in ten years.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each outstanding option award under the 2004 Plan was estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions; expected volatility was based on historical volatility of the Company’s Class A Common Stock; expected term of options granted was derived from the historical activity of the Company’s options and represented the period of time that options granted were expected to be outstanding; weighted average risk-free interest rate was an average of the interest rates of Australian government bonds with similar lives on the dates of the option grants; and dividend yield was calculated as an average of a ten year history of the Company’s yearly dividend divided by the fiscal year’s average closing stock price.

Other

The Company operates an employee share ownership scheme in the United Kingdom. This plan enables employees to enter into a fixed-term savings contract with independent financial institutions linked to an option for Class A Common Stock. The savings contracts can range from three to seven years with an average expected life of four years.

The following table summarizes information about the Company’s stock option transactions (options in thousands):

	Shares (in thousands)	Weighted average exercise price (in US$)	Weighted average exercise price (in A$)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in US$ millions)
Outstanding at July 1, 2005	131,367	$13.97	$23.35
Granted	—	—	—
Exercised	(2,098)	10.51	16.74
Cancelled	(928)	13.52	23.81

Outstanding at September 30, 2005	128,341	$14.03	$23.65	5.42	$199,789

Vested and unvested expected to vest at September 30, 2005	128,341	$14.03	$23.65	5.42	$199,789

Vested and exercisable at September 30, 2005	119,556	$14.33	$24.16	5.82	$150,784

The exercise prices for the options presented above are in Australian dollars. The US dollar equivalents above have been converted at historical exchange rates; therefore, the proceeds from the exercise of these options may differ due to fluctuations in exchange rates in periods subsequent to the date of the grants.

No options were granted in the three months ended September 2005 and 2004.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NDS Option Schemes

NDS, an indirect majority-owned subsidiary of the Company which is a publicly traded company, has three executive share option schemes (“the NDS Plans”). The NDS Plans provide for the grant of options to purchase Series A ordinary shares in NDS with a maximum term of ten years. Options granted under the NDS Plans vest over a four-year period. The NDS Plans authorize options to be granted subject to a maximum of 10% of the ordinary shares of NDS on issue at the date of grant. All NDS employees are entitled to participate in the NDS Plans, however (with the exception of the employee share ownership schemes which are open to all), management determines to whom and how many options are granted.

A summary of the NDS options (options in thousands):

	Shares (in thousands)	Weighted average exercise price (in US$)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in US$ millions)
Outstanding at July 1, 2005	4,338	$18.17
Granted	—	—
Exercised	(208)	13.68
Cancelled	(9)	21.83

Outstanding at September 30, 2005	4,121	$18.39	5.8	$78

Vested and unvested expected to vest at September 30, 2005	4,103	$18.39	5.8	$77

Exercisable at September 30, 2005	2,672	$19.44	5.5	$48

	For the three months ended September 30,
	2005(1)	2004
Expected volatility	—	83.00%
Expected term	—	6.25
Weighted average risk-free interest rate	—	4.57%

(1)	NDS did not grant any options in this period

Expected volatility was based on historical volatility of the NDS’s American Depositary Shares as quoted on the NASDAQ National Market. The expected life of options granted was derived from the historical activity of NDS’s options and represented the period of time that options granted were expected to be outstanding. The weighted average risk-free rate was the average interest rates of U.S. government bonds of comparable term to the options on the dates of the option grants. A dividend yield was not calculated because NDS has not, and does not currently expect to pay a dividend.

	For the three months ended September 30,
	2005	2004
Weighted-average grant-date fair value of options granted (in US$)	$—	$18.57

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value of options exercised for all plans presented during the first quarter of fiscal 2006 and 2005 was $13 million and $9 million, respectively.

For the three months ended September 30, 2005, as a result of the adoption of SFAS 123R, the expense related to stock options previously issued under the Company’s 2004 Stock Option Plan and under the NDS Plans was $14 million. For the three months ended September 30, 2005, the Company recognized approximately $8 million in compensation costs for all other equity-based long-term incentive plans. During the three months ended September 30, 2005, the Company received $29 million in cash from stock option exercises and recognized a tax benefit of $4 million on stock options exercised for all plans presented.

At September 30, 2005, the Company’s total compensation cost related to non-vested stock options not yet recognized for all plans presented is approximately $50 million, which is expected to be recognized over the next three fiscal years.

Compensation Expense

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

The Compensation Committee’s decision to accelerate the vesting of these options was in anticipation of compensation expense to be recorded subsequent to the effective date of SFAS 123R on July 1, 2005. In addition, the Compensation Committee considered that because these options had exercise prices in excess of the current market value they were not fully achieving their original objectives of incentive compensation and employee retention, and it believed that the acceleration would have a positive effect on employee morale. The future compensation expense to be recorded upon adoption of SFAS 123R that was eliminated as a result of the acceleration of the vesting of these options was approximately $100 million ($65 million net of tax) of which $58 million ($38 million net of tax) and $42 million ($27 million net of tax) were to be realized in fiscal years 2006 and 2007, respectively.

The following table reflects the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions for stock-based employee compensation prior to the adoption of SFAS 123R on July 1, 2004. These pro forma effects may not be representative of future amounts since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, additional options may be granted in future years and the vesting of certain options was accelerated on May 3, 2005 (see above).

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended September 30, 2004
Net (loss) income, as reported	$625
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18)

Pro forma net income	$607

Basic earnings per share:
As reported:
Class A	$0.23
Class B	$0.19
Pro forma:
Class A	$0.22
Class B	$0.18
Diluted earnings per share:
As reported:
Class A	$0.22
Class B	$0.19
Pro forma:
Class A	$0.22
Class B	$0.18

Note 9—Guarantees

The Company’s guarantees have not changed from disclosures included in the Company’s Annual Report Form 10-K for the fiscal year ended June 30, 2005 filed with the SEC on September 1, 2005.

Note 10—Contingencies

Stockholder Litigation

On October 6, 2005, 13 professionally managed investment funds that own the Company’s stock filed a complaint in the Court of Chancery of the State of Delaware against the Company and its individual directors. The complaint, styled Unisuper et al. v. News Corp., C.A. No. 1699-N, raises claims of breach of contract, promissory estoppel, fraud, negligent misrepresentation and breach of fiduciary duty relating to the Company’s Board of Directors’ policy concerning rights plans, and the August 2005 decision of the board to extend the expiration of the existing stockholder rights plan until November 8, 2007. The plaintiffs are seeking, among other things: (1) a declaration that the amendment extending the rights plan until November 8, 2007 is null and void, and (2) an order permanently enjoining the Defendants from extending the stockholder rights plan without first obtaining approval from the Company’s stockholders.

Also on October 6, 2005, the plaintiffs moved for expedited proceedings, requesting that the court set an expedited trial date. This request was denied. On October 22, 2005, the Company filed a motion to dismiss the complaint. A hearing on that motion is scheduled for November 10, 2005. The duration and outcome of this litigation cannot be determined at this time. The Company believes that the claims raised in the complaint are without merit, and intends to defend against them vigorously.

FEG Offer

News Corporation received complaints relating to a number of purported class actions filed in Court of Chancery in the State of Delaware. The complaints generally allege, among other things, that News Corporation

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and the members of the FEG Board of Directors breached its fiduciary duties owed to the public stockholders of FEG, including the allegation that News Corporation offered to acquire shares of FEG Class A common stock at an unfair price and at a time that disadvantaged the FEG stockholders. The complaints generally sought declaratory and injunctive relief and damages in an unspecified amount.

Approximately 17 purported class action complaints were filed in January 2005 at the Court of Chancery of the State of Delaware challenging the FEG Offer. The Delaware complaints are captioned: Allen v. News Corp., et al., No. 979-N; Mascarenhas v. Fox Entm’t. Group, et al., No. 980-N; Shemesh v. Fox Entm’t. Group, et al., No. 981-N; Striffler v. FEG Holdings, et al., No. 982-N; Howard Vogel Ret. Plan v. Powers, et al., No. 984-N; Doniger v. News Corp., et al., No. 985-N; Engle v. Murdoch, et al., No. 986-N; Shrank v. Murdoch, et al., No. 988-N; Blackman v. Fox Entm’t. Group, et al., No. 991-N; Fishbone v. News Corp., et al., No. 994-N; Kennel v. News Corp., et al., No. 995-N; Millner v. News Corp., et al., No. 996-N; Pipefitters Locals v. Fox Entm’t. Group, et al., No. 1003-N; Molinari v. News Corp., et al., C.A. No. 1018-N; Seaview Services v. Fox Entertainment, et al., C.A. No. 1026-N; Teachers’ Retirement System of Louisiana v. Powers, et al., C.A. No. 1033-N; and New Jersey Building Laborers’ Pension Fund v. Powers, et al., C.A. No. 1034. The Shrank action, No. 988-N, was voluntarily dismissed on January 19, 2005. News Corporation is also currently aware of two purported class action complaints raising substantially similar claims that have been filed in the Supreme Court of the State of New York, County of New York, and one that has been filed in the United States District Court for the Southern District of New York (the “Southern District of New York Complaint”), which were filed in January 2005. The New York complaints are captioned: Shrank v. Murdoch, et al., Index No. 600114/2005; and Green Meadows Ptr. v. Fox Entertainment, et al., No. 100706/2005. The Southern District of New York Complaint is captioned Gary Kosseff v. Fox Entertainment Group, Inc., et. al., No. 05 Civ. 1942 (LLS). On January 21, 2005, certain plaintiffs in the Delaware lawsuits filed a motion that seeks to consolidate the Delaware actions. In addition, the Company filed motions to dismiss and to stay discovery, and the plaintiffs have filed a motion for expedited proceedings. On February 3, 2005, the Court of Chancery denied News Corporation’s motion to stay discovery, and granted the plaintiffs’ motion for expedited discovery and motion to consolidate. The consolidated Delaware complaint was styled In re Fox Entertainment Group, Inc. Stockholders Litigation, Consol. C.A. No. 1033-N.

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

A memorandum of understanding setting forth the terms of a settlement with respect to the aforementioned litigation was entered into by the plaintiffs and the named defendants as of March 2, 2005. The New York actions were dismissed. On or about June 15, 2005, the parties entered into a stipulation of settlement in the consolidated Delaware action. In an Order dated June 23, 2005, the Chancellor, among other things, (i) preliminarily approved the stipulation of settlement; (ii) preliminarily certified the class for settlement purposes; and (iii) set a hearing for September 19, 2005. Among other conditions, the settlement is subject to final court approval of the settlement and dismissal with prejudice of the litigation. The court approved the settlement on September 16, 2005 and the case has been dismissed with prejudice.

NDS

On June 6, 2003, Echostar Communications Corporation, Echostar Satellite Corporation, Echostar Technologies Corporation and Nagrastar L.L.C. (collectively, “Echostar”) filed an action against NDS in the United States District Court for the Central District of California. Echostar filed an amended complaint on October 8, 2003, which purported to allege claims for violation of the Digital Millennium Copyright Act (“DMCA”), the Communications Act of 1934 (“CA”), the Electronic Communications Privacy Act, The Computer Fraud and Abuse Act, California’s Unfair Competition statute and the federal RICO statute. The complaint also purported to allege claims for civil conspiracy, misappropriation of trade secrets and interference with prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court, except for the DMCA, CA and unfair competition claims, and the court limited these claims to acts allegedly occurring within three years of the filing of the complaint. Echostar filed a second amended complaint. NDS filed a motion to dismiss the second amended complaint on March 31, 2004. On July 21, 2004, the court issued an order among other things directing Echostar to file a third amended complaint within ten days correcting various deficiencies in the second amended complaint noted by the court. Echostar filed its third amended complaint on August 4, 2004. On August 6, 2004, the court ruled that NDS was free to file a motion to dismiss the third amended complaint, which NDS did on September 20, 2004. The hearing occurred on January 3, 2005. On February 28, 2005, the court issued an order treating the motion as a motion for a more definite statement, granted the motion and gave Echostar until March 30, 2005 to file a fourth amended compliant correcting various deficiencies in the third amended complaint noticed by the court. On March 30, 2005, Echostar filed a fourth amended complaint. NDS filed a motion to dismiss the fourth amended complaint which Echostar opposed. On July 27, 2005, the court granted the motion in part and denied the motion in part. NDS believes the remaining claims are without merit and intends to vigorously defend against them. On October 24. 2005, NDS filed its Amended Answer with Counterclaim, alleging that Echostar misappropriated NDS’s trade secrets, violated the Computer Fraud and Abuse Act and engaged in unfair competition. Echostar has not yet filed a reply.

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, “Sogecable”), filed an action against NDS in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003, which purported to allege claims for violation of the DMCA and the federal RICO statute. The amended complaint also purported to allege claims for interference with contract and prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. NDS filed a motion to dismiss the second amended complaint on March 31, 2004. On July 23, 2004, the court heard oral argument on the motion and advised that a formal ruling should be issued by early August. On August 4, 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint. On October 1, 2004, Sogecable notified the court that it would not be filing a third amended complaint, but would appeal the court’s entry of final judgment dismissing the suit to the United States Ninth Circuit Court of Appeals. Sogecable has filed a brief on appeal, NDS’s opposition was filed on August 22, 2005, and Sogecable filed its reply on September 6, 2005.

On April 18, 1997, International Electronics Technology Corp. filed suit in the United States District Court for the Central District of California against NDS’s customers, DIRECTV, Inc. and Thomson Consumer Electronics, Inc., alleging infringement of one U.S. patent and seeking unspecified damages and injunction.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Although not a party to this case, NDS has assumed the defense and agreed to indemnify the named defendants. The defendants have raised defenses of non-infringement and/or invalidity. On August 2, 2004, the court stayed the case indefinitely pending decision by the Federal Circuit in another case. The Federal Circuit’s decision was issued on July 12, 2005, and the court held a status conference on August 8, 2005.

Intermix

Greenspan Litigation

On February 10, 2005, Brad Greenspan, Intermix’s former Chairman and Chief Executive Officer who was asked to resign as CEO and was removed as Chairman in the fall of 2003, filed in derivative complaint in Los Angeles Superior Court against Intermix, various of its former directors and officers, VantagePoint Venture Partners, a former large stockholder of Intermix (“VantagePoint”), and certain of VantagePoint’s principals and affiliates. The complaint alleged claims of libel and fraud against Intermix and various of its then current and former officers and directors, claims of intentional interference with contract and prospective economic advantage, unfair competition and fraud against VantagePoint and certain of its affiliates and principals and claims alleging that Intermix’s forecasts of profitability leading up to its January 2004 annual stockholder meeting and associated proxy contest waged by Mr. Greenspan were false and misleading. These claims generally related to Intermix’s decision to consummate its Series C Preferred Stock financing with VantagePoint in October 2003, Mr. Greenspan’s contemporaneous separation from Intermix and matters arising during the proxy contest. The complaint also alleged that Intermix’s acquisition of the assets of a company known as Supernation LLC (“Supernation”) in July 2004 involved breaches of fiduciary duty. Mr. Greenspan sought remittance of compensation received by the various then current and former Intermix director and officer defendants, unspecified damages, removal of various Intermix directors, disgorgement of unspecified profits, reformation of the Supernation purchase, punitive damages, fees and costs, injunctive relief and other remedies. Intermix and the other defendants filed motions challenging the validity of the action and Mr. Greenspan’s ability to pursue it. Mr. Greenspan voluntarily dismissed this action in October 2005.

Prior to dismissing his derivative lawsuit, in August 2005, Mr. Greenspan filed another complaint in Los Angeles Superior Court against the same defendants. The complaint, for breach of fiduciary duty, included substantially the same allegations made by Mr. Greenspan in the above-referenced lawsuit. Mr. Greenspan further alleged that defendants’ actions have, with the FIM Transaction, culminated in the loss of Mr. Greenspan’s interest in Intermix for a cash payment allegedly below its value. Mr. Greenspan seeks compensatory and consequential damages, punitive damages, fees and costs, injunctive relief and other remedies. The defendants in the matter have filed motions seeking dismissal of the lawsuit on the grounds that the complaint fails to state any cause of action. Intermix believes that the claims and allegations in the complaint are without merit and expects that the defendants in the matter will vigorously defend themselves. Intermix, as well as News Corporation with respect to certain claims, is obligated to defend and indemnify the defendants in the matter.

Downloads

On April 28, 2005, the Attorney General of the State of New York (the “NY AG”) commenced an action against Intermix for allegedly unlawful and deceptive acts and practices associated with Intermix’s distribution of toolbar, redirect and contextual ad serving applications (“downloads”). The NY AG asserted that Intermix and/or third parties distributed downloads that were installed by users without sufficient notice or consent and in a manner that made it difficult to locate and remove the programs. The petition sought disgorgement of profits, civil penalties and other remedies. In June 2005, Intermix announced an agreement in principle with the NY AG pursuant to which Intermix agreed to pay a total of $7.5 million to the State of New York and to discontinue

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

distribution of its adware, redirect and toolbar programs. In September 2005, Intermix and the NY AG entered into a stipulation for entry of a Consent Order and Judgment memorializing the terms of the settlement, and the court entered the Consent Order and Judgment in October 2005. Intermix did not admit any wrongdoing or liability in connection with settlement of the matter. Intermix voluntarily suspended any ongoing distribution of the relevant applications in April 2005, and the payments to the State of New York exceed any and all profits associated with Intermix’s distribution of the subject downloadable applications.

In May 2005, Intermix was served with a Statement of Claim filed by an individual in the Federal Court of Canada in Montreal. The plaintiff in the action purports to act on behalf of an unspecified class of individuals who have been allegedly damaged by Intermix’s violation of provisions of Canada’s 1985 Competition Act in connection with Intermix’s distribution of downloads. The plaintiff is seeking an award of unjust enrichment, civil penalties and costs in unspecified amounts. Intermix has filed a motion seeking dismissal of the lawsuit on the grounds that the court lacks jurisdiction over the alleged claims and over Intermix and that the claims of the plaintiff are factually baseless. Intermix disputes the allegations of the Statement of Claim, believes they are without merit and intends to vigorously defend itself in this matter.

A similar complaint was also filed by an individual, Thomas Kerrins, against Intermix in the United States District Court for the Central District of California. Mr. Kerrins purports to act on behalf of all United States residents who, during the period from July 25, 2002 to the present, had spyware or adware put onto their computers by Intermix. The complaint alleges claims of trespass, unjust enrichment, violation of a California penal statute concerning unauthorized access to computers, computer systems and data, and unfair and deceptive business practices. The plaintiff is seeking an order certifying a class and appointing a class representative and class counsel, injunctive relief, disgorgement of ill-gotten gains and an award of unspecified damages, attorneys’ fees, costs and expenses. Intermix has filed a motion to dismiss the lawsuit on the ground that, among others, the complaint fails to state a viable cause of action against Intermix. Prior to the hearing on the motion to dismiss, plaintiff amended his complaint. Intermix has until November 14, 2005 to file a motion to dismiss plaintiff’s first amended complaint.

In April 2005, the Los Angeles City Attorney’s Office (the “City”) approached Intermix about its downloadable software practices and threatened to file an action against Intermix. In June 2005, the City verbally informed Intermix that, in light of its proposed settlement with the NY AG, the City would not seek a monetary penalty. Then on August 31, 2005, the City provided a written offer to Intermix reiterating that it would not seek a monetary penalty in the threatened action if Intermix completed a settlement with the NY AG. On September 29, 2005, the day after Intermix finalized its settlement with the NY AG on the terms directed by the City’s August 31 proposal, the City changed its position and informed Intermix that it would seek to impose a monetary penalty. Intermix refused to agree to the imposition of a penalty. To date, no complaint has been filed.

Patents

On January 31, 2003, Arcade Planet, Inc. (“Arcade Planet”), a California corporation, filed a patent infringement complaint against Intermix in the United States District Court for the District of Nevada. Arcade Planet alleges that an online skill-based gaming business owned and operated by Intermix at the time of the filing of the lawsuit, and which Intermix subsequently sold in July 2004, infringed a patent held by Arcade Planet entitled the “918 Patent.” In its complaint, Arcade Planet seeks to prevent future infringement of the 918 Patent and compensation for lost profits or royalty damages. In April 2003, Intermix filed an answer denying Arcade Planet’s allegations and seeking declaratory judgment from the court that Intermix has not infringed the 918 Patent and that the patent is invalid and unenforceable. In July 2003, the court stayed the action pending reexamination by the United States Patent and Trademark Office (“USPTO”) of substantial new questions of patentability affecting certain claims underlying the 918 Patent. The USPTO has recently issued a final rejection of the claims of the 918 Patent asserted against Intermix.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2005, Beneficial Innovations, Inc. (“BII”) filed a first amended patent infringement complaint against an Intermix subsidiary and another unaffiliated company in the United States District Court for the Central District of California. BII alleges, on information and belief, that aspects of Intermix’s Grab.com website infringe a patent relating to a method and system for playing games on a network entitled the “702 Patent.” In the complaint, BII seeks to enjoin the Intermix subsidiary from infringing the 702 Patent and seeks unspecified compensatory damages, fees and costs. Intermix has filed an answer to the complaint denying BII’s allegations and asserting various defenses. Intermix believes that BII’s claims are without merit and intends to vigorously defend itself.

FIM Transaction

On August 26, 2005, a purported class action lawsuit, captioned Ron Sheppard v. Richard Rosenblatt et. al., was filed in the California Superior Court, County of Los Angeles. In addition to Mr. Rosenblatt, the lawsuit names as defendants Intermix’s former Chief Executive Officer (Brad Greenspan), a former Intermix director, all of the other then incumbent members of the Intermix Board and entities affiliated with Venture Partners, a former major Intermix stockholder. The complaint alleges that in pursuing the FIM Transaction and approving the merger agreement, the defendants breached their fiduciary duties to Intermix stockholders by, among other things, engaging in self-dealing and failing to obtain the highest price reasonably available for Intermix and its stockholders. The complaint further alleges that the merger agreement resulted from a flawed process and that the defendants tailored the terms of the merger to advance their own interests. The complaint seeks an injunction preventing the completion of the merger, an order requiring Intermix directors to exercise their fiduciary duties to obtain a transaction in the best interests of Intermix stockholders, rescission of the proposed merger to the extent already implemented and reasonable costs and attorneys’ fees.

On August 30, 2005, a similar purported class action lawsuit, captioned John Friedmann v. Intermix Media, Inc. et. al., was filed in the California Superior Court, County of Los Angeles, naming as defendants all of the same individuals and entities named in the Sheppard action, as well as Intermix. The complaint makes substantially similar claims and allegations and seeks substantially similar relief as the Sheppard action. Prior to the consummation of FIM Transaction on September 30, 2005, plaintiff conducted expedited discovery and filed a motion with the court seeking to enjoin the acquisition. Plaintiff withdrew his motion after Intermix filed supplemental proxy materials augmenting certain information included by Intermix in its proxy statement distributed to Intermix stockholders in connection with seeking stockholder approval of the FIM Transaction. On September 23, 2005, Mr. Greenspan announced his presentation of an alternative acquisition proposal to the Intermix board of directors which, on September 26, 2005, the board publicly rejected. Plaintiff thereafter applied to the court for an order delaying the vote by Intermix stockholders on the FIM Transaction in order to afford Intermix stockholders additional time to consider the Greenspan proposal. The Court denied the plaintiff’s request and Intermix stockholders approved the FIM Transaction on September 30, 2005.

Except as described above, there has been no activity in the foregoing matters. Intermix expects that the Friedmann and Sheppard lawsuits will be consolidated under lead counsel and a lead plaintiff and that a consolidated amended complaint will be filed. Intermix further believes that the lawsuits described above are meritless and intends to vigorously defend against the claims and allegations in the complaints.

DIRECTV

TNCL was named as a defendant in a Revised Amended Consolidated Complaint filed on May 7, 2004 in a lawsuit captioned “In re General Motors (Hughes) Stockholders Litigation,” filed in the Court of Chancery of the

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

State of Delaware, Consolidated Civil Action No. 20269-NC. The lawsuit relates to TNCL’s acquisition of stock in Hughes on December 22, 2003 which was subsequently transferred to FEG. The complaint alleges that TNCL aided and abetted an alleged breach of fiduciary duty by the Board of Directors of GM allegedly owed to a class of certain GM stockholders. The plaintiffs allegedly seek “appropriate equitable relief... including rescissory remedies to the extent feasible…” The Company believes that the lawsuit is without merit and intends to vigorously defend against claims brought against TNCL in the lawsuit. The Company also believes it is entitled to indemnification by GM under the agreements related to the transaction. On August 30, 2004, TNCL filed a brief in support of its motion to dismiss the complaint. On October 18, 2004, the plaintiffs filed their opposition to the motion. The Company filed its reply on November 17, 2004. The oral argument was heard on March 7, 2005. On May 4, 2005, the court issued its decision granting the motion to dismiss. Plaintiffs have appealed the decision and the Company has cross-appealed on jurisdictional and improper service issues. Oral argument on the appeal is scheduled for December 21, 2005.

Other

The Company experiences routine litigation in the normal course of its business. The Company believes that none of its pending litigation will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

Note 11—Pension Plans and Other Postretirement Benefits

The Company sponsors non-contributory pension plans and retiree health and life insurance benefit plans covering specific groups of employees. The benefits payable for the non-contributory pension plans are based primarily on a formula factoring both an employee’s years of service and pay near retirement. Participant employees are vested in the plans after five years of service. The Company’s policy for all pension plans is to fund amounts, at a minimum, in accordance with statutory requirements. During the three months ended September 30, 2005 and 2004, the Company made discretionary contributions of $29 million and $37 million, respectively, to its pension plans. Plan assets consist principally of common stocks, marketable bonds and government securities. The retiree health and life insurance benefit plans offer medical and/or life insurance to certain full-time employees and eligible dependents that retire after fulfilling age and service requirements.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic benefit costs were as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended September 30,
	2005	2004	2005	2004
	(in millions)
Service cost benefits earned during the period	$21	$22	$1	$1
Interest costs on projected benefit obligation	27	27	2	2
Expected return on plan assets	(31)	(28)	—	—
Amortization of deferred losses	11	7	1	1
Other	1	(1)	(2)	(2)

Net periodic costs	$29	$27	$2	$2

Note 12—Other, net

Other, net consisted of the following:

	For the three months ended September 30,
	2005	2004
	(in millions)
Sale of China Netcom(a)	$52	$—
Change in fair value of exchangeable securities(b)	(41)	179
Other	—	12

Total Other, net	$11	$191

(a)	See Note 4—Investments
(b)	The Company has certain outstanding exchangeable debt securities which contain embedded derivatives. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” these embedded derivatives require separate accounting and, as such, changes in their fair value are recognized in Other, net.

Note 13—Segment Information

The Company is a diversified entertainment company, which manages and reports its businesses in eight segments:

•	Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production of original television programming in the United States and Canada.

•	Television, which principally consists of the operation of 35 full power broadcast television stations, including nine duopolies, in the United States (of these stations, 25 are affiliated with the FOX network, nine with the UPN network and one is an independent station); the broadcasting of network programming in the United States; and the development, production and broadcasting of television programming in Asia.

•	Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite operators in the United States.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Direct Broadcast Satellite Television, which principally consists of the distribution of premium programming services via satellite directly to subscribers in Italy.

•	Magazines and Inserts, which principally consists of the publication of free standing inserts, which are promotional booklets containing consumer offers distributed through insertion in local Sunday newspapers in the United States and providing in-store marketing products and services, primarily to consumer packaged goods manufacturers in the United States and Canada.

•	Newspapers, which principally consists of the publication of four national newspapers in the United Kingdom, the publication of more than 110 newspapers in Australia, and the publication of a mass circulation, metropolitan morning newspaper in the United States.

•	Book Publishing, which principally consists of the publication of English language books throughout the world.

•	Other, which includes NDS, a Company engaged in the business of supplying open end-to-end digital technology and services to digital pay-television platform operators and content providers; Global Cricket Corporation, which has the exclusive rights to broadcast the Cricket World Cup and other related International Cricket Council cricket events through 2007; News Outdoor, an advertising business which offers display advertising in locations throughout Russia and Eastern Europe; and Fox Interactive Media, which operates the Company’s Internet activities.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the three months ended September 30,
	2005	2004
	(in millions)
Revenues:
Filmed Entertainment	$1,419	$1,377
Television	1,048	1,004
Cable Network Programming	775	600
Direct Broadcast Satellite Television	498	415
Magazines and Inserts	267	232
Newspapers	1,012	865
Book Publishing	391	364
Other	272	289

Total revenues	$5,682	$5,146

Operating income (loss):
Filmed Entertainment	$368	$291
Television	160	234
Cable Network Programming	197	166
Direct Broadcast Satellite Television	(61)	(121)
Magazines and Inserts	76	64
Newspapers	125	118
Book Publishing	70	60
Other	(26)	(46)

Total operating income	909	766

Interest expense, net	(128)	(125)
Equity earnings of affiliates	186	15
Other, net	11	191

Income before income tax expense, minority interest in subsidiaries and cumulative effect of accounting change	978	847
Income tax expense	(382)	(180)
Minority interest in subsidiaries, net of tax	(16)	(42)

Income before cumulative effect of accounting change	580	625
Cumulative effect of accounting change, net of tax	(1,013)	—

Net (loss) income	$(433)	$625

Interest expense, net, Equity earnings of affiliates, Other, net, Minority interest in subsidiaries, net of tax and Income tax expense are not allocated to segments, as they are not under the control of segment management.

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $185 million and $176 million for the three months ended September 30, 2005 and 2004, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profit, generated primarily by the Filmed Entertainment segment, of approximately $12 million and $19 million for the three months ended September 30, 2005 and 2004, respectively, have been eliminated within the Filmed Entertainment segment.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the three months ended September 30, 2005
	Operating income (loss) before depreciation and amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$387	$(19)	$—	$368
Television	179	(19)	—	160
Cable Network Programming	236	(12)	(27)	197
Direct Broadcast Satellite Television	(20)	(41)	—	(61)
Magazines and Inserts	78	(2)	—	76
Newspapers	191	(66)	—	125
Book Publishing	72	(2)	—	70
Other	(12)	(14)	—	(26)

Total	$1,111	$(175)	$(27)	$909

	For the three months ended September 30, 2004
	Operating income (loss) before depreciation and amortization	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss)
	(in millions)
Filmed Entertainment	$303	$(12)	$—	$291
Television	254	(20)	—	234
Cable Network Programming	206	(10)	(30)	166
Direct Broadcast Satellite Television	(89)	(32)	—	(121)
Magazines and Inserts	66	(2)	—	64
Newspapers	153	(35)	—	118
Book Publishing	61	(1)	—	60
Other	(30)	(16)	—	(46)

Total	$924	$(128)	$(30)	$766

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At September 30, 2005	At June 30, 2005
	(in millions)
Total assets:
Filmed Entertainment	$6,254	$4,413
Television(1)	12,810	13,950
Cable Network Programming	7,140	5,890
Direct Broadcast Satellite Television	2,029	1,862
Magazines and Inserts	1,269	1,253
Newspapers	5,215	5,195
Book Publishing	1,667	1,382
Other	8,124	10,479
Investments	10,352	10,268

Total assets	$54,860	$54,692

Goodwill and Intangible assets, net:
Filmed Entertainment	$1,769	$249
Television(1)	10,334	11,567
Cable Network Programming	4,961	3,754
Direct Broadcast Satellite Television	539	537
Magazines and Inserts	1,004	1,002
Newspapers	1,757	1,724
Book Publishing	501	501
Other	1,804	4,127

Total goodwill and intangibles, net	$22,669	$23,461

(1)	See Note 5—Intangible Assets.

Note 14—Earnings Per Share

Earnings per share (“EPS”) is computed individually for the Class A Common Stock and Class B Common Stock. Net income (loss) is apportioned to both Class A stockholders and Class B stockholders on the ratio of 1.2 to 1, respectively, in accordance with the rights of the stockholders as described in the Company’s Restated Certificate of Incorporation. In order to give effect to this apportionment when determining EPS, the weighted average Class A shares is increased by 20% (the “Adjusted Class”) and is then compared to the sum of the weighted average Class B shares and the weighted average Adjusted Class. The resulting percentage is then applied to the Net income (loss) to determine the apportionment for the Class A stockholders with the balance attributable to the Class B stockholders.

EPS has been presented in the two-class presentation, as the shares of Class B Common Stock participate in dividends with the shares of Class A Common Stock.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted earnings per share under SFAS No. 128, “Earnings per Share” (in millions, except per share amounts and %):

	For the three months ended September 30,
	2005	2004
	(in millions)
Income before cumulative effect of accounting change	$580	$625
Perpetual preference dividends	—	(7)

Income before cumulative effect of accounting change available to shareholders—basic	580	618
Interest on convertible debt	5	5

Income before cumulative effect of accounting change available to shareholders—diluted	$585	$623

	For the three months ended September 30,
	2005			2004
	Class A	Class B	Total	Class A	Class B	Total
	(in millions, except % and per share data)
Allocation percent—basic	72%	28%	100%	70%	30%	100%
Allocation of income before cumulative effect of accounting change—basic	419	161	580	432	186	618
Allocation percent—diluted	73%	27%	100%	71%	29%	100%
Allocation of income before cumulative effect of accounting change—diluted	425	160	585	439	184	623
Weighted average shares—basic	2,237	1,030	3,267	1,905	983	2,888

Weighted average shares—diluted	2,288	1,030	3,318	1,961	983	2,944

Earnings per share:
Income before cumulative effect of accounting change—basic	$0.19	$0.16		$0.23	$0.19

Income before cumulative effect of accounting change—diluted	$0.19	$0.15		$0.22	$0.19

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the three months ended September 30,
	2005	2004
	(in millions)
Cumulative effect of accounting change	$(1,013)	$—

	For the three months ended September 30,
	2005			2004
	Class A	Class B	Total	Class A	Class B	Total
	(in millions, except % and per share data)
Allocation percent—basic	72%	28%	100%	70%	30%	100%
Allocation of cumulative effect of accounting change, net of tax—basic	(732)	(281)	(1,013)	—	—	—
Allocation percent—diluted	73%	27%	100%	71%	29%	100%
Allocation of cumulative effect of accounting change, net of tax—diluted	(737)	(276)	(1,013)	—	—	—
Weighted average shares—basic	2,237	1,030	3,267	1,905	983	2,888

Weighted average shares—diluted	2,288	1,030	3,318	1,961	983	2,944

(Losses) Earnings per share:
Cumulative effect of accounting change, net of tax—basic	$(0.33)	$(0.27)		$—	$—

Cumulative effect of accounting change, net of tax—diluted	$(0.32)	$(0.27)		$—	$—

	For the three months ended September 30,
	2005	2004
	(in millions)
Net (loss) income	$(433)	$625
Perpetual preference dividends	—	(7)

Net income available to shareholders—basic	(433)	618
Interest on convertible debt	5	5

Net (loss) income available to shareholders—diluted	$(428)	$623

	For the three months ended September 30,
	2005			2004
	Class A	Class B	Total	Class A	Class B	Total
	(in millions, except % and per share data)
Allocation percent—basic	72%	28%	100%	70%	30%	100%
Allocation of net (loss) income—basic	(313)	(120)	(433)	432	186	618
Allocation percent—diluted	73%	27%	100%	71%	29%	100%
Allocation of net (loss) income—diluted	(311)	(117)	(428)	439	184	623
Weighted average shares—basic	2,237	1,030	3,267	1,905	983	2,888

Weighted average shares—diluted	2,288	1,030	3,318	1,961	983	2,944

(Losses) Earnings per share:
Net (loss) income—basic	$(0.14)	$(0.12)		$0.23	$0.19

Net (loss) income—diluted	$(0.14)	$(0.11)		$0.22	$0.19

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Additional Financial Information

Interest Expense, Net

Interest expense, net consists of:

	For the three months ended September 30,
	2005	2004
	(in millions)
Interest income	$66	$51
Interest expense	(194)	(176)

Interest expense, net	$(128)	$(125)

	For the three months ended September 30,
	2005	2004
	(in millions)
Supplemental cash flows information:
Cash paid for income taxes	$90	$93
Cash paid for interest	131	161
Supplemental information on businesses acquired:
Fair value of assets acquired	848	47
Cash acquired	15	—
Less: Liabilities assumed	(68)	(12)
Consideration Payable	(581)	(1)
Assets exchanged	—	—
Minority interest acquired	39	—
Cash paid	(253)	(34)

Fair value of stock consideration	$—	$—

Note 16—Subsequent Events

Under an existing stockholders agreement between Intermix, MySpace, Inc. (“MySpace”) and certain other stockholders of MySpace, Intermix exercised its option in July 2005 to acquire the outstanding 47% equity interest of MySpace, an Internet entertainment company that it did not already own for approximately $70 million in cash. This transaction was completed in October 2005, increasing Intermix’s ownership in MySpace to 100%. In a related intercompany restructuring, the Company issued to one of its subsidiaries approximately 19 million shares of Class A Common Stock, which are considered treasury shares.

In October 2005, the Company sold its TSL Education Ltd. division, which includes The Times Educational Supplement and other newspapers, magazines, Web sites and exhibitions aimed at teachers and education professionals in the United Kingdom, to Exponent Private Equity for cash consideration of approximately $410 million. Under the terms of the transaction the Company will continue to print and distribute The Times Educational Supplement and The Times Higher Education Supplement under third party arrangements. The Company will be recording a gain on this transaction in the three months ended December 31, 2005.

In October 2005, the Company acquired IGN Entertainment, Inc, a leading community-based Internet media and services company for video games and other forms of digital entertainment, for approximately $650 million in cash. IGN and its network of sites will become part of News Corporation’s Fox Interactive Media unit.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17—Supplemental Guarantor Information

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

The Credit Agreement provides a $1.75 billion revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit, and expires on June 30, 2008. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the Credit Agreement include the requirement that the Company maintain specific gearing and interest coverage ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.15% regardless of facility usage. The Company pays interest of a margin over LIBOR for borrowings and a letter of credit fee of 0.60%. The Company pays an additional fee of 0.125% if borrowings under the facility exceed 25% of the committed facility. The interest and fees are based on the Company’s current debt rating.

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

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of NAI, News Corporation, the guarantor subsidiaries of News Corporation, the non-guarantor subsidiaries of News Corporation and the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended September 30, 2005

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non- Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$1	$—	$164	$5,517	$—	$5,682
Expenses	69	—	106	4,598	—	4,773

Operating (loss) income	(68)	—	58	919	—	909

Other (Expense) Income:
Interest expense, net	(466)	(12)	110	240	—	(128)
Equity earnings (losses) of affiliates	—	—	12	174	—	186
Earnings (losses) from subsidiary entities	288	(408)	(362)	—	482	—
Other, net	(30)	(13)	9	45	—	11

Income (loss) before income tax expense, minority interest in subsidiaries and cumulative effect of accounting change	(276)	(433)	(173)	1,378	482	978
Income tax (expense) benefit	108	—	68	(538)	(20)	(382)
Minority interest in subsidiaries, net of tax	—	—	—	(16)	—	(16)

Income (loss) before cumulative effect of accounting change	(168)	(433)	(105)	824	462	580
Cumulative effect of accounting change, net of tax	—	—	—	(1,013)	—	(1,013)

Net income (loss)	$(168)	$(433)	$(105)	$(189)	$462	$(433)

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended September 30, 2004

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non- Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$1	$—	$145	$5,000	$—	$5,146
Expenses	69	—	102	4,209	—	4,380

Operating (loss) income	(68)	—	43	791	—	766

Other (Expense) Income:
Interest expense, net	(748)	—	213	410	—	(125)
Equity earnings (losses) of affiliates, net	—	—	3	12	—	15
Earnings (losses) from subsidiary entities	853	625	696	100	(2,274)	—
Other, net	183	—	(4)	12	—	191

Income (loss) before income tax expense and minority interest in subsidiaries	220	625	951	1,325	(2,274)	847
Income tax (expense) benefit	(77)	—	(334)	(464)	695	(180)
Minority interest in subsidiaries, net of tax	—	—	(35)	(7)	—	(42)

Net income (loss)	$143	$625	$582	$854	$(1,579)	$625

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

At September 30, 2005

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non- Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
ASSETS:
Current Assets:
Cash and cash equivalents	$3,956	$—	$—	$2,494	$—	$6,450
Receivables, net	26	—	—	4,671	—	4,697
Inventories, net	—	—	52	1,690	—	1,742
Deferred income taxes	—	—	—	—	84	84
Other	9	—	—	328	—	337

Total Current Assets	3,991	—	52	9,183	84	13,310

Non-current Assets:
Receivables	1	—	—	729	—	730
Inventories, net	—	—	—	2,551	—	2,551
Property, plant and equipment, net	86	—	2	4,364	—	4,452
Intangible assets	121	—	70	10,755	—	10,946
Goodwill	—	—	—	11,723	—	11,723
Other non-current assets	126	—	—	670	—	796
Investments in associated companies and Other investments	125	—	1,256	8,971	—	10,352
Intragroup investments	44,753	75,213	73,983	15,760	(209,709)	—

Total Investments	44,878	75,213	75,239	24,731	(209,709)	10,352

Total Non-current Assets	45,212	75,213	75,311	55,523	(209,709)	41,550

TOTAL ASSETS	$49,203	$75,213	$75,363	$64,706	$(209,625)	$54,860

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Borrowings	888	—	—	36	—	924
Other current liabilities	293	239	1,270	4,994	243	7,039

Total Current Liabilities	1,181	239	1,270	5,030	243	7,963
Non-current Liabilities:
Borrowings	9,974	—	—	126	—	10,100
Other non-current liabilities	—	—	343	7,502	218	8,063
Intercompany	15,450	790	(4,986)	(11,254)	—	—
Minority interest in subsidiaries	—	—	—	204	—	204
Stockholders’ Equity	22,598	74,184	78,736	63,098	(210,086)	28,530

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,203	$75,213	$75,363	$64,706	$(209,625)	$54,860

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2005

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non- Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
ASSETS:
Current Assets:
Cash and cash equivalents	$4,234	$—	$—	$2,236	$—	$6,470
Receivables, net	22	—	—	4,331	—	4,353
Inventories, net	—	—	56	1,460	—	1,516
Deferred income taxes	—	—	—	—	155	155
Other	1	—	—	284	—	285

Total Current Assets	4,257	—	56	8,311	155	12,779

Non-current Assets:
Receivables	1	—	—	672	—	673
Inventories, net	—	—	—	2,366	—	2,366
Property, plant and equipment, net	86	—	9	4,251	—	4,346
Intangible assets	132	—	69	12,316	—	12,517
Goodwill	—	—	—	10,944	—	10,944
Other non-current assets	130	—	—	669	—	799
Investments
Investments in associated companies and Other investments	109	—	1,245	8,914	—	10,268
Intragroup investments	44,445	75,622	73,917	15,735	(209,719)	—

Total Investments	44,554	75,622	75,162	24,649	(209,719)	10,268

Total Non-current Assets	44,903	75,622	75,240	55,867	(209,719)	41,913

TOTAL ASSETS	$49,160	$75,622	$75,296	$64,178	$(209,564)	$54,692

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Borrowings	880	—	—	32	—	912
Other current liabilities	316	—	1,246	4,081	94	5,737

Total Current Liabilities	1,196	—	1,246	4,113	94	6,649
Non-current Liabilities:
Borrowings	9,958	—	—	129	—	10,087
Other non-current liabilities	—	—	1,799	8,361	(1,800)	8,360
Intercompany	15,180	593	(4,987)	(10,786)	—	—
Minority interest in subsidiaries	—	—	—	219	—	219
Stockholders’ Equity	22,826	75,029	77,238	62,142	(207,858)	29,377

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,160	$75,622	$75,296	$64,178	$(209,564)	$54,692

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended September 30, 2005

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non- Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$(275)	$186	$—	$586	$—	$497

Investing and other activities:
Property, plant and equipment	(2)	—	—	(197)	—	(199)
Investments	(1)	—	—	(256)	—	(257)
Proceeds from sale of investments, non-current assets and business disposals	—	—	—	114	—	114

Net cash used in investing activities	(3)	—	—	(339)	—	(342)

Financing activities:
Borrowings	—	—	—	6	—	6
Repayment of borrowings	—	—	—	(5)	—	(5)
Issuance of shares	—	27	—	2	—	29
Repurchase of shares	—	(213)	—	—	—	(213)
Dividends paid	—	—	—	(1)	—	(1)

Net cash provided by (used in) financing activities	—	(186)	—	2	—	(184)

Net increase (decrease) in cash and cash equivalents	(278)	—	—	249	—	(29)
Cash and cash equivalents, beginning of period	4,234	—	—	2,236	—	6,470
Exchange movement on opening cash balance	—	—	—	9	—	9

Cash and cash equivalents, end of period	$3,956	$—	$—	$2,494	$—	$6,450

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended September 30, 2004

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non- Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities	$(380)	$(17)	$3	$976	$—	$582

Investing and other activities:
Property, plant and equipment	(1)	—	(1)	(133)	—	(135)
Investments	—	—	(1)	(103)	—	(104)
Proceeds from sale of investments, non-current assets and business disposals	—	—	—	124	—	124

Net cash used in investing activities	(1)	—	(2)	(112)	—	(115)

Financing activities:
Repayment of borrowings	—	—	—	(655)	—	(655)
Cash on deposit	275	—	—	—	—	275
Issuance of shares	—	15	(1)	—	—	14
Dividends paid	—	—	—	(7)	—	(7)

Net cash provided by (used in) financing activities	275	15	(1)	(662)	—	(373)

Net (decrease) increase in cash and cash equivalents	(106)	(2)	—	202	—	94
Cash and cash equivalents, beginning of period	1,972	3	—	2,076	—	4,051
Exchange movement on opening cash balance	—	—	—	3	—	3

Cash and cash equivalents, end of period	$1,866	$1	$—	$2,281	$—	$4,148

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes to Supplemental Guarantor Information

(1)	Guarantors consist of the Company and the following wholly owned subsidiaries:

Subsidiaries	Jurisdiction of Incorporation	Principal Business

News Australia Holdings Pty Ltd	Australia	A subsidiary of News Corporation, which holds all of the stock of News Holdings Limited (formerly known as The News Corporation Limited),

News Publishing Australia Limited	Delaware, USA	U.S. holding company, which owns 100% of NAI.

FEG Holdings, Inc.	Delaware, USA	A subsidiary of NAI.

News America Marketing FSI, L.L.C.	Delaware, USA	Publishes free-standing inserts.

Fox Entertainment Group, Inc.	Delaware, USA	A subsidiary of News Corporation, principally engaged in the development, production and worldwide distribution of feature films and television programs, television broadcasting, and cable network programming.

(2)	Investments in the Company’s subsidiaries, for purposes of the supplemental condensed consolidating presentation, are accounted for by their parent companies under the equity method of accounting whereby earnings of subsidiaries are reflected in the parent company’s investment account and earnings.

(3)	The guarantees of NAI’s senior public indebtedness constitute senior indebtedness of each of the guarantors thereto, including the Company, and rank pari passu with all present and future senior indebtedness of such guarantors. Because the factual basis underlying the obligations created pursuant to the various facilities and other obligations constituting senior indebtedness of the Company and the guarantors of NAI’s senior public indebtedness, including the Company, differ, it is not possible to predict how a court in bankruptcy would accord priorities among the obligations of the Company and its subsidiaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of News Corporation (the “Company”), its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations. The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other factors is set forth under the heading “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 filed with the SEC on September 1, 2005. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review other documents filed by the Company with the Securities and Exchange Commission. This section should be read together with the unaudited consolidated financial statements of the Company and related notes set forth elsewhere herein.

QUARTER HIGHLIGHTS

•	Cable Network Programming operating income up 19% on higher ratings and advertising revenue growth at Fox News Channel and higher affiliate revenues at the Regional Sports Networks.

•	Increased sales of syndicated product drives Filmed Entertainment operating income up 26%.

•	SKY Italia operating results improve $60 million as subscriber base expands to 3.4 million and average revenue per subscriber increases.

•	Broadcast network ratings growth of 16% contributes to Television segment revenue growth of 4%. Higher programming and promotion costs at the network, television station group and at STAR as well as higher programming costs due to the launch of new channels at STAR resulted in operating income decline of 32%.

•	All print segments report higher earnings led by the inclusion of Queensland Press’ results and advertising growth within Australian newspapers, as well as by increases from the In-Store and Free Standing Inserts divisions at Magazine and Inserts and an array of bestsellers at HarperCollins.

•	The Company was required to adopt Emerging Issues Task Force Topic No. D-108 “Use of the Residual Method to Value Acquired Assets Other Than Goodwill” (“D-108”) in the three months ended September 30, 2005. The cumulative effect of adopting D-108 was $1 billion, net of tax or ($0.32) per diluted share of Class A Common Stock and ($0.27) per diluted share of Class B Common Stock.

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

In the Reorganization, all outstanding News Corporation Limited (“TNCL”) ordinary shares and preferred limited voting ordinary shares were cancelled and shares of Class A Common Stock and Class B Common Stock were issued in exchange, respectively, on a one-for-two share basis. The financial statements have been presented as if the one-for-two share exchange took place on July 1, 2004.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help provide an understanding of News Corporation’s (together with its subsidiaries, the “Company”) financial condition, changes in financial condition and results of operations. MD&A is organized as follows:

•	Overview of Our Business—This section provides a general description of the Company’s businesses, as well as recent developments that have occurred either during fiscal 2006 that the Company believes are important in understanding the results of operations and financial condition or to disclose known trends.

•	Results of Operations—This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2005 and 2004. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2005 and 2004. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

OVERVIEW OF OUR BUSINESS

The Company is a diversified entertainment company, which manages and reports its businesses in eight segments:

•	Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production of original television programming in the United States and Canada.

•	Television, which principally consists of the operation of 35 full power broadcast television stations, including nine duopolies, in the United States (of these stations, 25 are affiliated with the FOX network, nine with the UPN network and one is an independent station); the broadcasting of network programming in the United States; and the development, production and broadcasting of television programming in Asia.

•	Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite (“DBS”) operators in the United States.

•	Direct Broadcast Satellite Television, which principally consists of the distribution of premium programming services via satellite directly to subscribers in Italy.

•	Magazines and Inserts, which principally consists of the publication of free standing inserts, which are promotional booklets containing consumer offers distributed through insertion in local Sunday newspapers in the United States and providing in-store marketing products and services, primarily to consumer packaged goods manufacturers, in the United States and Canada.

•	Newspapers, which principally consists of the publication of four national newspapers in the United Kingdom, the publication of more than 110 newspapers in Australia, and the publication of a mass circulation, metropolitan morning newspaper in the United States.

•	Book Publishing, which principally consists of the publication of English language books throughout the world.

•	Other, which includes NDS, a Company engaged in the business of supplying open end-to-end digital technology and services to digital pay-television platform operators and content providers; Global Cricket Corporation, which has the exclusive rights to broadcast the Cricket World Cup and other related International Cricket Council cricket events through 2007; News Outdoor, an advertising business which offers display advertising in locations throughout Russia and Eastern Europe; and Fox Interactive Media, which operates the Company’s Internet activities.

Filmed Entertainment

The Filmed Entertainment segment derives revenue from the production and distribution of feature motion pictures and television series. In general, motion pictures produced or acquired for distribution by the Company are exhibited in U.S. and foreign theaters followed by DVDs, pay-per-view television, premium subscription television, network television and basic cable and syndicated television exploitation. Television series initially produced for the networks and first-run syndication are generally licensed to domestic and international markets concurrently. The more successful series are typically released in seasonal DVD box sets and later syndicated in domestic markets and international markets. The length of the revenue cycle for television series will vary depending on the number of seasons a series remains in active production and therefore may cause fluctuations in operating results.

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

Television and Cable Network Programming

The Company’s U.S television operations consist of the FOX Broadcasting Company (“FOX”) and the 35 television stations owned by the Company. The Company’s International television operations consist primarily of STAR Group Limited (“STAR”).

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

In Asia, STAR’s programming is primarily distributed via satellite to local cable operators or other pay- television platform operators for distribution to their subscribers. STAR derives its revenue from the sale of advertising time as well as affiliate fees from these pay-television platform operators.

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

The profitability of these long-term national sports contracts, as discussed above, is based on the Company’s best estimates at September 30, 2005 of directly attributable revenues and costs; such estimates may change in the future, and such changes may be significant. Should revenues decline from estimates applied at September 30, 2005, a loss will be recorded. Should revenues improve as compared to estimated revenues, the Company will have a positive operating profit related to the contract, which will be recognized over the estimated remaining contract term.

In general, the television broadcasting and multichannel video programming and distribution industries in the United States are highly regulated by federal laws and regulations issued and administered by various federal agencies, including the Federal Communications Commission (“FCC”). The FCC generally regulates, among other things, the ownership of media, broadcast and multichannel video programming and technical operations of broadcast and satellite licensees. Further, the United States Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operations and ownership of the Company’s U.S. media properties. Similarly, changes in regulations imposed by governments in other jurisdictions in which the Company, or entities in which it has an interest, operate could adversely affect the Company’s business and results of operations.

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

During fiscal 2005, competitive DTT services in Italy expanded to include pay-per-view offering of soccer games previously available exclusively on the SKY Italia platform. The Company is currently prohibited from providing a DTT service under regulations of the European Commission. In addition, the Italian government offers a subsidy on DTT decoders. As a result, DTT operators could entice potential SKY Italia subscribers to their system.

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

The book publishing business operates in a highly competitive market and has been affected by consolidation trends. This market continues to change in response to technological innovations and other factors. Recent years have brought a number of significant mergers among the leading book publishers. The book superstore remains a significant factor in the industry contributing to the general trend toward consolidation in the retail channel. There have also been a number of mergers completed in the distribution channel. The Company must compete with other publishers such as Random House, Penguin Group, Simon & Schuster and Time Warner for the rights to works by well-known authors and public personalities. Although the Company currently has strong positions in each of its markets, further consolidation in the book publishing industry could place the Company at a competitive disadvantage with respect to scale and resources.

Other Recent Business Developments

In July 2005, the Company announced the formation of Fox Interactive Media (“FIM”), a new unit that manages the Company’s entertainment, news and sports brands, including foxsports.com, foxnews.com and

fox.com, and the Company owned television station web properties, across the Internet. FIM will focus on leveraging the Company’s current and archive video assets, while building an integrated web domain with multiple points of entry and navigation capabilities that users will be able to customize and personalize.

In September 2005, the Company through its wholly owned subsidiary acquired all of the outstanding common and preferred stock of Intermix Media, Inc. (“Intermix”). The consideration for the Intermix acquisition was approximately $580 million in cash which was paid subsequent to quarter end. The Company acquired Intermix in order to increase the Company’s Internet presence through its recently formed Fox Interactive Media unit. The excess purchase price over the fair value of the net assets acquired of approximately $576 million has been preliminarily allocated to goodwill, which in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” is not being amortized. The allocation of the excess is not final and is subject to changes upon completion of final valuations of certain assets and liabilities. A future reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets could reduce future earnings as a result of additional amortization. For every $100 million reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets, Depreciation and amortization expense would increase by approximately $10 million per year representing amortization expense assuming an average useful life of ten years.

In September 2005, the Company acquired Scout Media, Inc., the parent company of Scout.com, the country’s leading independent online sports network, and Scout Publishing, producer of widely read local sports magazines in the United States, for approximately $60 million.

RESULTS OF OPERATIONS

Results of Operations—For the three months ended September 30, 2005 versus the three months ended September 30, 2004.

The following table sets forth the Company’s operating results, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

	For the three months ended September 30,
	2005	2004	Change	% Change
	($ in millions)
Revenues	$5,682	$5,146	$536	10%
Expenses:
Operating	$3,639	$3,380	$259	8%
Selling, general and administrative	959	859	100	12%
Depreciation and amortization	175	128	47	37%
Other operating charge	—	13	(13)	**

Total operating income	$909	$766	$143	19%

Interest expense, net	$(128)	$(125)	$(3)	(2)%
Equity earnings of affiliates	186	15	171	**
Other, net	11	191	(180)	(94)%

Income before income tax expense, minority interest in subsidiaries and cumulative effect of accounting change	$978	$847	$131	15%
Income tax expense	(382)	(180)	(202)	**
Minority interest in subsidiaries, net of tax	(16)	(42)	26	62%

Income before cumulative effect of accounting change	580	625	(45)	(7)%
Cumulative effect of accounting change, net of tax	(1,013)	—	(1,013)	**

Net (loss) income	$(433)	$625	$(1,058)	**

Diluted net earnings before cumulative effect of accounting change per share(1)	$0.18	$0.21

**	not meaningful
(1)	Represents earnings per share based on the total weighted average shares outstanding (Class A and Class B combined) for the three months ended September 30, 2005 and 2004. Class A non-voting shares carry rights to a greater dividend than Class B voting shares through fiscal 2007. As such, net income available to the Company’s common stockholders is allocated between our two classes of common stock, Class A Common Stock and Class B Common Stock. In fiscal 2008, Class A shares cease to carry any rights to a greater dividend than Class B shares.

Overview—For the three months ended September 30, 2005, the Company’s revenues increased $536 million from $5,146 million for the three months ended September 30, 2004 to $5,682 million. This 10% increase was primarily due to revenue increases at the Cable Network Programming, Newspapers and Direct Broadcast Satellite Television segments. Operating expenses increased approximately 8% for the three months ended September 30, 2005 from the corresponding period of fiscal 2005, primarily due to the Cable Network Programming, Television and Newspaper segments. The increased operating expenses at the Cable Network Programming segment was due to the consolidation of the Florida and Ohio RSNs, and the consolidation of Fox Sports Net, a national sports program service in April 2005. The increase at the Television segment was due to higher marketing costs associated with the earlier premier of the FOX fall schedule as well as the consolidation of Queensland Press Pty Ltd (“QPL”) in the Newspapers segment. Selling, general and administrative expenses increased approximately 12% from the corresponding period of fiscal 2005 which was also due to the consolidation of the Florida and Ohio RSNs, Fox Sports Net and QPL. Depreciation and amortization expense increased approximately 37% primarily due to accelerated depreciation recognized on printing plant assets in the United Kingdom and the amortization of intangible assets acquired on the purchase of the Fox Entertainment Group, Inc. minority interest in March 2005. During the first quarter of fiscal 2006, the expense related to stock options previously issued under the Company’s 2004 Stock Option Plan was $14 million. For the three months ended September 30, 2005, Operating income increased $143 million to $909 million from the corresponding period of fiscal 2005 due to the changes noted above.

Interest expense, net—Interest expense increased $3 million from the corresponding period of fiscal 2005 due primarily to interest on the Company’s issuance of $1.75 billion in Senior Notes in December 2004 partially offset by increased interest income on higher cash balances.

Equity earnings (losses) of affiliates—First quarter net earnings from affiliate entities were $186 million versus $15 million in the same period a year ago. The increase is primarily due to improved results at The DIRECTV Group (“DIRECTV”) due to increased revenues resulting from higher subscribers and higher revenue per subscriber. The corresponding period of fiscal 2005 included the Company’s share of DIRECTV’s loss from its sale of PanAmSat resulting from a reduction in the sales proceeds and the Company’s portion of the SPACEWAY program impairment. Also contributing to the improvement was additional earnings from British Sky Broadcasting Group, plc (“BSkyB”) resulting from higher DTH subscribers and price increases, partly offset by higher subscriber acquisition costs.

	For the three months ended September 30,
	2005	2004	Change	% Change
	(in millions)
BSkyB	$100	$78	$22	28%
DIRECTV	9	(100)	109	**
Sky Brasil	14	13	1	8%
Innova	8	3	5	**
FOXTEL	(2)	(7)	5	71%
Other equity affiliates	57	28	29	**

Total equity earnings (losses) of affiliates, net	$186	$15	171	**

**	not meaningful

Other, net—For the three months ended September 30, 2005, the $11 million of Other, net was primarily comprised of a $52 million gain on the sale of a cost based investment in China Netcom, partially offset by unrealized losses in fair value on the Company’s exchangeable securities in the amount of approximately $41 million. This is compared to $191 million of Other, net for the three months ended September 30, 2004, which was primarily comprised of unrealized gains in fair value on the Company’s exchangeable securities in the amount of approximately $179 million.

Income tax expense—The effective tax rate for the three months ended September 30, 2005 was 39.1% as compared to the effective tax rate of 21.2% for the corresponding period of fiscal 2004. The September 30, 2005 effective rate is higher than the September 30, 2004 effective tax rate primarily due to the resolution of foreign income tax audits in September 2004. The effective tax rate for the three months ended September 30, 2005 is higher than the US Statutory rate due to state and foreign income taxes.

Minority interest in subsidiaries, net of tax—Minority interest expense decreased to $16 million from $42 million in the corresponding period of fiscal 2005. This decrease was primarily due to the buyout of minority interest of Fox Entertainment Group, Inc. (“FEG”) in fiscal 2005.

Cumulative effect of accounting change, net of tax—Effective July 1, 2005, the Company adopted Emerging Issues Task Force Topic No. D-108 “Use of the Residual Method to Value Acquired Assets Other Than Goodwill” (“D-108”). D-108 requires companies who have applied the residual value method in the valuation of acquired identifiable intangibles for purchase accounting and impairment testing to now use a direct value method. As required, as a result of the adoption, the Company recorded a charge of $1.6 billion ($1 billion net of tax, or ($0.32) per share of Class A Common Stock and ($0.27) per share of Class B Common Stock), to reduce the intangible balances attributable to its television stations’ FCC licenses. This charge has been reflected as a cumulative effect of accounting change, net of tax in the statement of operations.

Net income—For the three months ended September 30, 2005, the Company reported net loss of $433 million as compared to net income of $625 million for the three months ended September 30, 2004. This decrease was primarily due to the cumulative effect of accounting change recognized due to the Company’s adoption of D-108.

Segment Analysis:

The following table sets forth the Company’s revenues and operating income by segment, for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

	For the three months ended September 30,
	2005	2004	Change	% Change
	(in millions)
Revenues:
Filmed Entertainment	$1,419	$1,377	$42	3%
Television	1,048	1,004	44	4%
Cable Network Programming	775	600	175	29%
Direct Broadcast Satellite Television	498	415	83	20%
Magazines and Inserts	267	232	35	15%
Newspapers	1,012	865	147	17%
Book Publishing	391	364	27	7%
Other	272	289	(17)	(6)%

Total revenues	$5,682	$5,146	$536	10%

	For the three months ended September 30,
	2005	2004	Change	% Change
	(in millions)
Operating (loss) income:
Filmed Entertainment	$368	$291	$77	26%
Television	160	234	(74)	(32)%
Cable Network Programming	197	166	31	19%
Direct Broadcast Satellite Television	(61)	(121)	60	50%
Magazines and Inserts	76	64	12	19%
Newspapers	125	118	7	6%
Book Publishing	70	60	10	17%
Other	(26)	(46)	20	43%

Total operating (loss) income	$909	$766	$143	19%

Filmed Entertainment (25% and 27% of the Company’s consolidated revenues in the first quarter of fiscal 2006 and 2005, respectively)

For the three months ended September 30, 2005, revenues at the Filmed Entertainment segment increased $42 million from $1,377 million to $1,419 million. This increase was primarily due to increased revenues from the domestic syndication of The X-Files and the initial domestic cable availability of Dharma and Greg as well as an increase in domestic pay television revenues due to a stronger film lineup and more feature films available during the first quarter of fiscal 2006. Although the first quarter of fiscal 2006 included the successful worldwide theatrical release of Fantastic Four, the corresponding period of fiscal 2005 had a higher volume of successful theatrical releases, including I, Robot and Alien vs. Predator. In addition, the corresponding period of fiscal 2005 included continued contributions from fiscal 2004 releases Dodgeball, Garfield and The Day After Tomorrow and as a result worldwide theatrical revenue was down in the three months ended September 30, 2005. The Company’s DVD revenues for the three months ended September 30, 2005 are consistent with the corresponding period of fiscal 2005, with 77% and 23% of DVD revenues generated from the sale and distribution of film titles and television titles, respectively. Fiscal 2006 DVD revenues included the worldwide home entertainment performances of Robots, Hide and Seek, 24 and The Simpsons and the domestic performance of Family Guy. This is compared to the fiscal 2005 performance of Star Wars Trilogy and the distribution of Passion of the Christ.

For the three months ended September 30, 2005, the Filmed Entertainment segment reported Operating income of $368 million, an increase of $77 million, or 26% from the corresponding period of fiscal 2005. These improvements were due to the increased domestic cable syndication and domestic pay-television revenues noted above as well as lower theatrical releasing costs and lower amortization of production and participation costs due to fewer films released in the three months ended September 30, 2005 as compared to the corresponding period of fiscal 2005.

Television (18% and 20% of the Company’s consolidated revenues in the first quarter of fiscal 2006 and 2005, respectively)

The Television segment reported revenue of $1,048 million for the three months ended September 30, 2005 as compared to $1,004 million in the corresponding period of fiscal 2005. For the three months ended September 30, 2005, Operating income at the Television segment was $160 million, a decrease of 32% from $234 million reported in the first quarter of fiscal 2005.

Revenues for the three months ended September 30, 2005 at the Company’s U.S. television operations increased approximately 3% as compared to the corresponding period of fiscal 2005. Advertising revenues increased as a result of higher prime time ratings versus fiscal 2005. Operating income for the three months ended September 30, 2005 at the Company’s U.S. television operations decreased approximately 28% as compared to the corresponding period of fiscal 2005. Expenses increased due to higher programming costs for returning series and local news expansions, new sports programming on the UPN stations and off-air media costs relating to the earlier launch of the fall prime time line-up on FOX as compared to fiscal 2005.

Revenues for the three months ended September 30, 2005 at the Company’s International television operations increased from the corresponding period of fiscal 2005. These increases were primarily driven by higher advertising and subscription revenues from India. Operating income decreased as compared to the first quarter of fiscal 2005 due to higher programming costs associated with the launch of new channels, programming price increases as well as increased costs associated with expanding the Company’s Indian prime-time broadcasts to include weekends and increased operating costs to support the business growth.

Cable Network Programming (14% and 12% of the Company’s consolidated revenues in the first quarter of fiscal 2006 and 2005, respectively)

Total revenues for the Cable Network Programming segment increased by $175 million or approximately 29% from $600 million to $775 million for the three months ended September 30, 2005. Fox News Channel’s (“Fox News”), the FX Network’s (“FX”) and the RSN’s revenues increased 16%, 20% and 30%, respectively, from the corresponding period of fiscal 2005.

At Fox News, advertising revenues increased 18% from the corresponding period of fiscal 2005 primarily driven by higher pricing and higher volume. Net affiliate revenue increased 9%, which can be attributed to an increase in average rates per subscriber and subscribers from the corresponding period of fiscal 2005. As of September 30, 2005, Fox News reached approximately 88 million Nielsen households, a 1% increase over the corresponding period of fiscal 2005.

At FX, advertising revenues increased 23% over the corresponding period of fiscal 2005 due to higher volume and higher pricing. Net affiliate revenues increased 17% over the corresponding period of fiscal 2005, reflecting an increase in average rates per subscriber and subscribers. As of September 30, 2005, FX reached approximately 87 million Nielsen households, a 2% increase over the corresponding period of fiscal 2005.

At the RSNs, advertising revenues increased 32% due to the consolidation of the Florida and Ohio RSNs acquired in April 2005 and an increase in MLB events. Affiliate revenues increased 29% from the corresponding period of fiscal 2005 primarily due to the consolidation of the Florida and Ohio RSNs, an increase in DBS subscribers and higher average rates per subscriber.

The Cable Network Programming segment reported Operating income of $197 million, an increase of $31 million from the corresponding period of fiscal 2005. This improvement was primarily driven by the revenue increases noted above, partially offset by higher programming and marketing expenses. Programming expenses increased primarily due to the consolidation of the Florida and Ohio RSNs and Fox Sports Net in April 2005. Also contributing to this increase were additional MLB events at the RSNs, new acquired series and more original programming at FX and increased newsgathering and broadcasting expenses at Fox News. Marketing expenses increased at FX due to increased promotion for its new original series and returning shows in the first quarter of fiscal 2006.

Direct Broadcast Satellite Television (9% and 8% of the Company’s consolidated revenues in the first quarter of fiscal 2006 and 2005, respectively)

For the three months ended September 30, 2005, SKY Italia revenues increased to $498 million from $415 million in the corresponding period of fiscal 2005. The 20% revenue growth was primarily driven by an increase of approximately 595 thousand subscribers in the average subscriber base over the same period of fiscal 2005. During first quarter of fiscal 2006, Sky Italia added over 80 thousand net subscribers, which resulted in SKY Italia’s subscriber base totaling approximately 3.4 million at September 30, 2005. The total churn in the first quarter of fiscal 2006 was approximately 115 thousand subscribers on an average subscriber base of 3.3 million as compared to churn of approximately 80 thousand subscribers on an average subscriber base of approximately 2.7 million in the corresponding period of fiscal 2005. Since the first quarter has the largest number of expiring annual subscriber contracts, it traditionally represents the highest churn period. Subscriber churn for the period represents the number of SKY Italia subscribers whose service is disconnected during the period.

Also contributing to revenue growth during the first quarter of fiscal 2006 was an increase in average rate per subscriber (“ARPU”) to approximately €38.2 from €37.9 in the corresponding period of fiscal 2005. SKY Italia calculates ARPU by dividing total subscriber-related revenues for the period by the average subscribers for the period, and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue for the period. Average subscribers are calculated for the period by adding the beginning and ending subscribers for the period and dividing by two.

Subscriber acquisition costs per subscriber (“SAC”) increased from approximately €260 in the first quarter of fiscal 2005 to approximately €270 in the first quarter of fiscal 2006 due to changes in the new subscriber offer, which reduced the upfront activation fees paid by the subscriber. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross new SKY Italia subscribers during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly by SKY Italia to subscribers and the costs related to installation and acquisition advertising, net of any upfront activation fee. SKY Italia excludes the value of equipment capitalized under SKY Italia’s equipment lease program as well as payments and the value of returned equipment related to disconnected lease program subscribers from subscriber acquisition costs.

For the three months ended September 30, 2005, the operating loss at SKY Italia decreased by 50% from the first quarter of fiscal 2005. This is due to the revenue increases noted above, partially offset by an increase in programming spending primarily due to the higher fees paid for content due to the increase in the subscriber base and the broadcast of additional movie titles.

Magazines and Inserts (5% of the Company’s consolidated revenues in the first quarter of fiscal 2006 and 2005)

For the three months ended September 30, 2005, revenues at the Magazines and Inserts segment increased to $267 million from $232 million in the corresponding period of fiscal 2005. This was primarily the result of a volume increase in the Company’s free standing insert division as well as in the InStore advertising business due to higher demand for its at-shelf advertising products in supermarkets.

Operating income increased to $76 million for the three months ended September 30, 2005 from $64 million in the corresponding period of fiscal 2005. This increase is primarily due to the revenue increases above partially offset by higher operating and selling expenses as a result of the increased volume.

Newspapers (18% and 17% of the Company’s consolidated revenues in the first quarter of fiscal 2006 and 2005, respectively)

The Newspapers segment reported revenue of $1,012 million in the first quarter of fiscal 2006 as compared to $865 million in the corresponding period of fiscal 2005. For the three months ended September 30, 2005, Operating income at the Newspapers segment was $125 million, an increase of 6% from $118 million reported in the first quarter of 2004. During the three months ended September 30, 2005, foreign currency fluctuations did not have a significant impact on the Newspapers segment.

For the three months ended September 30, 2005, UK newspapers’ revenues remained consistent due to increased circulation offset by lower advertising revenues. Circulation revenue increased over the corresponding period of fiscal 2005 due to cover price increases across all titles and higher net circulation on The Times and The Sunday Times as a result of promotional activities and strong editorial coverage. Advertising revenue decreased from the corresponding period of fiscal 2005 as a result of a general weakness in the UK advertising market. Operating income decreased by 60% for the quarter ended September 30, 2005 as compared to the corresponding period of fiscal 2005. This decrease was primarily due to increased depreciation and other costs associated with the development of new printing plants in the United Kingdom over the next four to five years with no equivalent amount in the corresponding period of fiscal 2005. Also contributing to the decrease in operating income were increased promotional costs for The Sun, The Times and The News of The World and higher newsprint costs.

For the three months ended September 30, 2005, the Australian newspapers’ revenues increased 43% due to the consolidation of the results of QPL in November 2004 and improved display and classified advertising revenues. The advertising revenue increases were driven by the continued strong economic conditions in Australia and new sales initiatives, resulting in gains in national and classified advertising. Operating income increased 62% as compared to the corresponding period of fiscal 2005 primarily due to the revenue increases noted above.

Book Publishing (7% of the Company’s consolidated revenues in the first quarter of fiscal 2006 and 2005)

For the three months ended September 30, 2005, revenues at HarperCollins increased by $27 million or 7% to $391 million as compared to the corresponding period of fiscal 2005. This increase is primarily attributable to stronger performances in HarperCollins’s Trade divisions and the strength of The Chronicles of Narnia series in the Childrens divisions. For the three months ended September 30, 2005, HarperCollins had 42 titles on the New York Times Bestseller List with 6 titles reaching the number 1 position. Additional titles in fiscal 2006 revenue include The Fair Tax Book by Neal Boortz and John Linder, YOU: The Owners Manual by Michael F. Roizen and Mehmet C. Oz, Freakonomics by Steven Levitt and Stephen Dubner and 100 People Who Are Screwing Up America by Bernard Goldberg and The Purpose Driven Life by Rick Warren. Operating income for the three months ended September 30, 2005 was $70 million, an increase of 17% due to the revenue increases noted above.

Other (5% and 6% of the Company’s consolidated revenues in the first quarter of fiscal 2006 and 2005, respectively)

For the first quarter of fiscal 2006, revenues at the Other segment decreased from $289 million for the first quarter of fiscal 2005 to $272 million or 6%. This decrease is primarily due to the absence of revenues from the broadcast of the International Cricket Council Champions Trophy 2004 that was held in September 2004 with no comparable event in the first quarter of fiscal 2006. This decrease was partially offset by revenue increases at News Outdoor due to the growth of these businesses in their markets. For the three months ended September 30, 2005, the Other segment reported Operating loss of $26 million as compared to losses of $46 million in the corresponding period of fiscal 2005 due mainly to improved operating income from NDS and revenue increases at News Outdoor. Also contributing to the decrease were the costs related to the Reorganization in the first three months of fiscal 2005.

Liquidity and Capital Resources

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds; however, the Company has access to the worldwide capital markets, a $1.75 billion Revolving Credit Facility and various film financing alternatives to supplement its cash flows. The availability under the Revolving Credit Facility as of September 30, 2005 was reduced by letters of credit issued which totaled $169 million. Also as of September 30, 2005, the Company had consolidated cash and cash equivalents of approximately $6.5 billion. The Company believes that cash flows from operations will be adequate for the Company to conduct its operations. The Company’s internally generated funds are highly dependent upon the state of the advertising market and public acceptance of film and television products. Any significant decline in the advertising market or the performance of its films could adversely impact its cash flows from operations which could require the Company to seek other sources of funds including proceeds from the sale of certain assets or other alternative sources.

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

Sources and uses of cash

Net cash provided by operating activities for the three months ended September 30, 2005 and 2004 is as follows (in millions):

For the three months ended September 30,	2005	2004
Net cash provided by operating activities	$497	$582

The decrease in net cash provided by operating activities during the three months ended September 30, 2005 reflects higher film production spending at the Filmed Entertainment segment and higher international sports rights payments due to the timing of payments. Partially offsetting these increases was lower interest payments due to the retirement of the Eurobonds and our film financing facility in fiscal 2005.

Net cash used in investing activities for the three months ended September 30, 2005 and 2004 is as follows (in millions):

For the three months ended September 30,	2005	2004
Property, plant, and equipment	$(199)	$(135)
Acquisitions, net of cash acquired	(238)	(34)
Investments in associated entities	(19)	(44)
Other investments	—	(26)
Proceeds from sale of non-current assets	114	124

Net cash used in investing activities	$(342)	$(115)

The increase in net cash used in investing activities during the three months ended September 30, 2005 is due to the purchase of the 25% stake in News Out of Home held by Capital International Global Emerging Markets Private Equity Fund, L.P. for approximately $175 million. This increase is partially offset by proceeds from the sale of the cost based investment in China Netcom in the first quarter of fiscal 2006.

In fiscal 2005, the Company announced its intentions to invest in new printing plants in the United Kingdom and Australia to take advantage of technological and market changes. The Company intends to invest approximately $1 billion in the United Kingdom printing plants for The Sun, the News of the World, The Times and The Sunday Times and $500 million for the Australian printing plants. The Company plans to fully fund the investment out of its operating cash flow. Depreciation expense on plant and equipment that will be replaced will be accelerated over the next four to five years.

The Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

Net cash used in financing activities for the three months ended September 30, 2005 and 2004 is as follows (in millions):

For the three months ended September 30,	2005	2004
Borrowings	$6	$—
Repayment of borrowings	(5)	(655)
Cash on deposit	—	275
Issuance of shares	29	14
Repurchase of shares	(213)	—
Dividends paid	(1)	(7)

Net cash used in financing activities	$(184)	$(373)

The decrease in net cash used in financing activities is due to higher repayments of debt in the three months ended September 30, 2004 offset by the repurchase of Class A Common Stock in three months ended September 30, 2005.

LYONs

In February of 2006 the LYONs will have an accreted value of approximately $900 million and the holders of the LYONs may require the Company to redeem all or a portion of their LYONs. The Company, at its election, may satisfy the redemption amounts in cash, Class A Common Stock or any combination thereof.

Other

The Company’s $200 million, 8.45% Senior Debentures due August 2034, are puttable at the option of the holder to the Company in August 2006 at par. Additionally, the Company’s $240 million, 7.43% Senior Debentures due October 2026, are puttable at the option of the holder to the Company in October 2006 at par. These debentures are currently trading significantly above par and the Company believes that under the current low U.S. interest rate environment such debentures will not be put to the Company. As such, the Company believes that these borrowings will not impact the Company’s liquidity in the next twelve months.

Ratings of the Public Debt

The table below summarizes the Company’s credit ratings as of September 30, 2005.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa 3	Positive
Standard & Poor’s	BBB	Positive

Revolving Credit Agreement

On June 27, 2003, News America Incorporated (“NAI”), a subsidiary of the Company, entered into a new $1.75 billion Five Year Credit Agreement (the “Credit Agreement”) with Citibank N.A., as administrative agent, JP Morgan Chase Bank, as syndication agent, and the lenders named therein. News Corporation, FEG Holdings, Inc., Fox Entertainment Group, Inc., News America Marketing FSI, Inc., News Publishing Australia Limited and News Australia Holdings Pty Limited are guarantors (the “Guarantors”) under the Credit Agreement. The Credit Agreement provides a $1.75 billion revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit, and expires on June 30, 2008. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the Credit Agreement include the requirement that the Company maintain specific gearing and interest coverage ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.15% regardless of facility usage. The Company pays interest of a margin over LIBOR for borrowings and a letter of credit fee of 0.60%. The Company pays additional fees of 0.125% if borrowings under the facility exceed 25% of the committed facility. The interest and fees are based on the Company’s current debt rating. At September 30, 2005, letters of credit representing $169 million were issued under the Credit Agreement.

Guarantees

The Company’s guarantees have not changed from disclosures included in the Company’s Annual Report Form 10-K for the fiscal year ended June 30, 2005 filed with the SEC on September 1, 2005.

Contingencies

The Company is party to several purchase and sale arrangements, which become exercisable over the next ten years by the Company or the counter-party to the agreement. Total contingent receipts/payments under these agreements (including cash and stock) have not been included in the Company’s financial statements.

In the next twelve months, the Company has one significant arrangement that becomes exercisable. The Company’s wholly owned subsidiary, News Out of Home owns and operates outdoor advertising companies located in Eastern Europe and also owns 68% of Media Support Services Limited, an outdoor advertising company with operating subsidiaries located in Russia. During fiscal 2006, the minority stockholders of Media Support Services Limited have the right to sell their interests to News Out of Home. The Company believes that none of the purchase and sale arrangements will have a material effect on its consolidated financial condition, future results of operations or liquidity.

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

The Company derives substantial revenues from the sale of advertising on its television stations, broadcast and cable networks, newspapers and inserts and DTH television services. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. This could cause the Company’s revenues and operating results to decline significantly in any given period or in specific markets. Rating points for the Company’s television stations and broadcast and cable networks are also factors that are weighed when deciding on the advertising rates and the renegotiation of affiliate rates that we receive. Poor ratings can lead to a reduction in pricing and advertising spending. In addition, newer technologies, including video-on-demand, personal video recorders and other devices that allow users to view television or motion pictures from a remote location or on a time-delayed basis, and technologies which implement the ability for users to fast-forward, rewind, pause and skip programming may cause changes in consumer behavior that could affect the attractiveness of the Company’s offerings to viewers, advertisers and/or distributors and could, therefore, have an adverse effect on the Company’s businesses.

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

The sports rights contracts between the Company, on the one hand, and various professional sports leagues and teams, on the other, have varying duration and renewal terms. As these contracts expire, renewals on favorable terms may be sought; however, third parties may outbid the current rights holders for the rights contracts. In addition, professional sports leagues or teams may create their own networks or the renewal costs could substantially exceed the original contract cost. The loss of rights could impact the extent of the sports coverage offered by the Company and its affiliates, as it relates to FOX, and could adversely affect the Company’s advertising and affiliate revenues. Upon renewal, the Company’s results could be adversely affected if escalations in sports programming rights costs are unmatched by increases in advertising rates and, in the case of cable networks, subscriber fees.

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

In addition, the Company has also adopted a stockholder rights plan, which would cause extreme dilution to any person or group that attempts to acquire a significant interest in the Company without advance approval of its Board of Directors. Further, as a result of Mr. K. Rupert Murdoch’s ability to appoint certain members of the board of directors of the corporate trustee of the A.E. Harris Trust, which beneficially owns 2.7% of the Company’s Class A Common Stock and 28.9% of its Class B Common Stock, Mr. K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the A.E. Harris Trust. Mr. K. Rupert Murdoch, however, disclaims any beneficial ownership of those shares. Also, Mr. K. Rupert Murdoch beneficially owns an additional 0.7% of the Company’s Class A Common Stock and 1.0% of its Class B Common Stock. Thus, Mr. K. Rupert Murdoch may be deemed to beneficially own in the aggregate 3.4% of the Company’s Class A Common Stock and 29.9% of its Class B Common Stock.

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

Foreign Currency Exchange Rates

News Corporation conducts operations in three principal currencies: the U.S. dollar, the British pound sterling, the Australian dollar and, to a lesser extent, the Euro. These currencies operate as the functional currency for the Company’s U.S., U.K. and Australian operations, respectively. Cash is managed centrally within each of the three regions with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, drawdowns in the appropriate local currency are available either under the Credit Agreement or from intercompany borrowings. Since earnings of the Company’s Australian and European operations are expected to be reinvested in those businesses indefinitely, the Company does not hedge its investment in the net assets of those foreign operations.

At September 30, 2005, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $88 million (including the Company’s non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $28 million at September 30, 2005.

Interest Rates

The Company’s current financing arrangements and facilities include $11 billion of outstanding debt with fixed interest and the Credit Agreement, which carries variable interest. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair value of such debt, while a change in the interest rate of variable debt will impact interest expense as well as the amount of cash required to service such debt. As of September 30, 2005 substantially all of the Company’s financial instruments with exposure to interest rate risk was denominated in U.S. dollars and had an aggregate fair value of $12.1 billion. The potential change in fair value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $548 million at September 30, 2005.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity affiliates and have an aggregate fair value of approximately $15,589 million as of September 30, 2005. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $14,030 million. Such a hypothetical decrease would result in a decrease in comprehensive income of approximately $8 million, as any changes in fair value of the Company’s equity affiliates are not recognized unless deemed other-than-temporary, as these investments are accounted for under the equity method.

In accordance with SFAS No. 133, the Company has recorded the conversion feature embedded in its exchangeable debentures in other liabilities. At September 30, 2005, the fair value of this conversion feature is $191 million and is sensitive to movements in the share price of one of the Company’s publicly traded equity affiliates. A 10% increase in the price of the underlying stock, holding other factors constant, would increase the fair value of the call option by approximately $58 million.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

ITEM 1.	LEGAL PROCEEDINGS

See Note 10 to the unaudited consolidated financial statements, which is incorporated by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

In June 2005, the Company announced a stock repurchase program under which the Company is authorized to acquire from time to time up to an aggregate of $3 billion in Class A Common Stock and Class B Common Stock.

Below is a summary of the Company’s purchases of its common stock during the three months ended September 30, 2005:

	Total Number of Shares Purchased	Average Price per Share	Total Cost of Purchase
			(in millions)
Class A Common Stock—July	—	$—	$—
Class A Common Stock—August	3,000,000	16.68	50
Class A Common Stock—September	10,600,000	15.39	163

Total	13,600,000		$213

The remaining authorized amount at September 30, 2005, excluding commissions under the Company’s stock repurchase program is $2,253 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

4.1	Amendment No. 2 to Rights Agreement, by and between News Corporation and Computershare Investor Services, LLC, as Rights Agent, dated August 16, 2005.[1]

10.1	Letter Agreement between the Company and K. Rupert Murdoch dated July 28, 2005.[2]

10.2	Letter Agreement between the Company and David F. DeVoe dated July 28, 2005.[3]

10.3	Letter Agreement between the Company and Lachlan K. Murdoch dated July 28, 2005.[4]

10.4	Letter Agreement between the Company and Lachlan K. Murdoch regarding separation arrangements, dated July 28, 2005.[5]

10.5	Form of Amendment to the Amended and Restated Employment Agreement between News America Incorporated and Peter Chernin.[6]

10.6	Amendment to the Amended and Restated Employment Agreement between News America Incorporated and Peter Chernin, dated September 8, 2005.*

10.7	Form of Restricted Share Unit Agreement for Cash-Settled Restricted Stock Units.[7]

10.8	Form of Restricted Share Agreement for Stock-Settled Restricted Stock Units.[8]

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

*	Filed herewith.
[1]	Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 16, 2005.
[2]	Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 3, 2005.
[3]	Incorporated by reference to Exhibit 10.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 3, 2005.
[4]	Incorporated by reference to Exhibit 10.3 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 3, 2005.
[5]	Incorporated by reference to Exhibit 10.4 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 3, 2005.
[6]	Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 10, 2005.
[7]	Incorporated by reference to Exhibit 10.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 10, 2005.
[8]	Incorporated by reference to Exhibit 10.3 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 10, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/S/ DAVID F. DEVOE
David F. DeVoe Senior Executive Vice President and Chief Financial Officer

Date: November 10, 2005