Form 10-Q
period 2005-12-31
NEWS CORP
filed 2006-02-09
CIK 1308161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

or

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of February 6, 2006, 2,190,537,373 shares of Class A Common Stock, par value $0.01 per share, and 1,010,096,530 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	For the three months ended December 31,		For the six months ended December 31,
	2005	2004	2005	2004
Revenues	$6,665	$6,562	$12,347	$11,708
Expenses:
Operating	4,471	4,485	8,110	7,865
Selling, general and administrative	978	938	1,937	1,797
Depreciation and amortization	197	149	372	277
Other operating charges	99	36	99	49

Operating income	920	954	1,829	1,720
Other (Expense) Income:
Interest expense, net	(141)	(137)	(269)	(262)
Equity earnings of affiliates	160	48	346	63
Other, net	62	(114)	73	77

Income from continuing operations before income tax expense and minority interest in subsidiaries	1,001	751	1,979	1,598
Income tax expense	(292)	(276)	(674)	(456)
Minority interest in subsidiaries, net of tax	(15)	(89)	(31)	(131)

Income from continuing operations	694	386	1,274	1,011
Gain on disposition of discontinued operations, net of tax	381	—	381	—

Income before cumulative effect of accounting change	1,075	386	1,655	1,011
Cumulative effect of accounting change, net of tax	—	—	(1,013)	—

Net income	$1,075	$386	$642	$1,011

Basic earnings per share:
Income from continuing operations
Class A	$0.23	$0.14	$0.41	$0.37
Class B	$0.19	$0.12	$0.35	$0.31
Net income
Class A	$0.35	$0.14	$0.21	$0.37
Class B	$0.29	$0.12	$0.17	$0.31
Diluted earnings per share:
Income from continuing operations
Class A	$0.22	$0.14	$0.41	$0.36
Class B	$0.19	$0.11	$0.34	$0.30
Net income
Class A	$0.35	$0.14	$0.21	$0.36
Class B	$0.29	$0.11	$0.17	$0.30

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	At December 31, 2005	At June 30, 2005
	(unaudited)	(audited)
Assets
Current Assets:
Cash and cash equivalents	$5,243	$6,470
Receivables, net	5,433	4,353
Inventories, net	1,917	1,516
Other	385	440

Total Current Assets	12,978	12,779

Non-Current Assets:
Receivables	708	673
Investments	10,414	10,268
Inventories, net	2,598	2,366
Property, plant and equipment, net	4,454	4,346
Intangible assets	11,189	12,517
Goodwill	12,167	10,944
Other non-current assets	933	799

Total Non-Current Assets	42,463	41,913

Total Assets	$55,441	$54,692

Liabilities and Stockholders’ Equity
Current Liabilities:
Borrowings	$944	$912
Accounts payable, accrued expenses and other current liabilities	3,956	3,564
Participations, residuals and royalties payable	1,277	1,051
Program rights payable	745	696
Deferred revenue	510	426

Total Current Liabilities	7,432	6,649

Non-current Liabilities:
Borrowings	11,260	10,087
Other liabilities	3,492	3,543
Deferred income taxes	4,434	4,817

Minority interest in subsidiaries	224	219

Commitments and contingencies

Stockholders’ Equity:
Class A Common Stock, $0.01 par value per share, 6,000,000,000 shares authorized, 2,191,342,381 shares and 2,237,072,659 shares issued and outstanding, net of 1,761,945,527 and 1,739,914,819 treasury shares at par at December 31, and June 30, 2005, respectively	22	22
Class B Common Stock, $0.01 par value, 3,000,000,000 shares authorized, 1,011,238,230 shares and 1,029,576,988 shares issued and outstanding, net of 313,721,702 treasury shares at par at December 31, and June 30, 2005	10	10
Additional paid-in capital	28,858	30,044
Accumulated deficit and accumulated other comprehensive loss	(291)	(699)

Total Stockholders’ Equity	28,599	29,377

Total Liabilities and Stockholders’ Equity	$55,441	$54,692

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the six months ended December 31,
	2005	2004
Operating activities:
Net income	$642	$1,011
Gain on disposition of discontinued operations, net of tax	(381)	—
Cumulative effect of accounting change, net of tax	1,013	—

Income from continuing operations	1,274	1,011

Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	372	277
Amortization of cable distribution investments	53	58
Equity earnings of affiliates	(346)	(63)
Cash distributions received from investees	94	52
Other, net	(73)	(77)
Minority interest in subsidiaries, net of tax	31	131
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(1,280)	(1,026)
Inventories, net	(833)	(276)
Accounts payable and other liabilities	1,169	893

Net cash provided by operating activities	461	980

Investing activities:
Property, plant and equipment, net of acquisitions	(412)	(425)
Acquisitions, net of cash acquired	(1,576)	(114)
Investments in equity affiliates	(29)	(61)
Other investments	(40)	(30)
Proceeds from sale of investments and other non-current assets	115	544
Proceeds from disposition of discontinued operations	395	—

Net cash used in investing activities	(1,547)	(86)

Financing activities:
Borrowings	1,149	1,755
Repayment of borrowings	(7)	(1,829)
Cash on deposit	—	275
Issuance of shares	73	37
Repurchase of shares	(1,067)	—
Dividends paid	(241)	(121)

Net cash (used in) provided by financing activities	(93)	117

Net (decrease) increase in cash and cash equivalents	(1,179)	1,011
Cash and cash equivalents, beginning of period	6,470	4,051
Exchange movement on opening cash balance	(48)	133

Cash and cash equivalents, end of period	$5,243	$5,195

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

On November 12, 2004, a new Delaware corporation named News Corporation (for periods after November 12, 2004, the “Company”) became, through a wholly-owned subsidiary named News Australia Holdings Pty Ltd (“News Australia Holdings”), the parent of News Holdings Limited (formerly known as The News Corporation Limited), an Australian corporation (“TNCL” or for periods prior to November 12, 2004, the “Company”). These transactions are collectively referred to as the “Reorganization.”

In the Reorganization, all outstanding TNCL ordinary shares and preferred limited voting ordinary shares were cancelled and shares of the Company’s Class A common stock (“Class A Common Stock”) and Class B common stock (“Class B Common Stock”), were issued in exchange on a one-for-two share basis. The financial statements have been presented as if the one-for-two share exchange took place on July 1, 2004.

News Corporation is a diversified entertainment and media company. The Company manages and reports its businesses in eight segments, which are: Filmed Entertainment, Television, Cable Network Programming, Direct Broadcast Satellite Television, Magazines and Inserts, Newspapers, Book Publishing and Other.

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

The financial statements include the accounts of News Corporation and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but does not exercise control and are not the primary beneficiary are accounted for using the equity method. Investments in which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

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

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to each reporting date. As such, all references to December 31, 2005 and December 31, 2004 relate to the three and six month periods ended January 1, 2006 and January 2, 2005, respectively. For convenience purposes, the Company continues to date its financial statements as of December 31st.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” total comprehensive income for the Company consists of the following:

	For the three months ended December 31,		For the six months ended December 31,
	2005	2004	2005	2004
	(in millions)
Net income, as reported	$1,075	$386	$642	$1,011
Other comprehensive income:
Foreign currency translation adjustments	(268)	487	(185)	543
Unrealized holding (losses) gains on securities, net of tax	(7)	28	(49)	20

Total comprehensive income	$800	$901	$408	$1,574

Recent Accounting Pronouncements

In October 2004, the American Jobs Creation Act (the “Act”) was signed into law. The Act includes a temporary incentive for U.S. multinationals to repatriate foreign earnings at an effective 5.25% tax rate. Such repatriations must occur in either an enterprise’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the date of enactment. In December 2004, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 allows companies additional time to evaluate the effect of the Act as to whether unrepatriated foreign earnings continue to qualify for the SFAS No. 109, “Accounting for Income Taxes,” exception regarding non-recognition of deferred tax liabilities and requires explanatory disclosures from those who need the additional time.

Under the Act, the maximum amount that the Company can repatriate under the favorable tax treatment is $500 million, which results in a tax benefit of approximately $150 million. Through December 31, 2005, the Company has provided deferred taxes on a portion of undistributed earnings of foreign subsidiaries, at the statutory federal rate, in anticipation of repatriating these earnings in the future. As of December 31, 2005, approximately $340 million of this income is planned to be repatriated at the favorable effective tax rate of 5.25%, and has resulted in a tax benefit of approximately $100 million which is included in the unaudited consolidated statements of operations for the three and six months ended December 31, 2005. The Company is still evaluating the repatriation of the remaining balance of approximately $160 million allowed under the Act. If the Company does repatriate the full amount, it will recognize an additional $50 million tax benefit due to the favorable tax rate. The amounts repatriated will be used to compensate non-executive U.S. employees for services performed within the United States.

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

In November 2005, the FASB issued FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“FSP 115-1”) which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The Company is currently evaluating what the effect that the adoption of the FSP 115-1 will have on its consolidated financial statements, but the Company does not believe the adoption of FSP 115-1 will have a material impact.

Note 2—Acquisitions and Disposals

Fiscal 2006 Acquisitions

In September 2005, the Company acquired the 25% stake in News Out of Home (“NOOH”) that it did not own from Capital International Global Emerging Markets Private Equity Fund, L.P. for approximately $175 million in cash. This acquisition increased the Company’s ownership of NOOH to 100%. The excess purchase price over the fair value of the net assets acquired of approximately $133 million has been preliminarily allocated to certain identifiable indefinite-lived intangible assets, which in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) are not being amortized. The allocation of the excess purchase price is not final and is subject to changes upon completion of final valuations of certain assets and liabilities.

In order to increase the Company’s Internet presence, the Company purchased several Internet companies during September and October 2005 through its recently formed Fox Interactive Media (“FIM”) division. The amount of goodwill resulting from Internet acquisitions during the six months ended December 31, 2005 was approximately $1.2 billion and primarily related to the following fiscal 2006 transactions:

In September 2005, the Company acquired all of the outstanding common and preferred stock of Intermix Media, Inc. (“Intermix”) for approximately $580 million in cash. Under an existing stockholders’ agreement between Intermix, MySpace, Inc. (“MySpace”), an Internet entertainment company, and certain other stockholders of MySpace, Intermix exercised its option in July 2005 to acquire the outstanding 47% equity interest of MySpace that it did not already own for approximately $70 million in cash which closed in October 2005. This transaction increased Intermix’s ownership in MySpace to 100%. In a related intercompany restructuring, the Company issued approximately 19 million shares of Class A Common Stock, which are considered treasury shares, to one of its subsidiaries. The excess purchase price over the fair value of the net assets acquired from Intermix was approximately $640 million, of which $564 million has been preliminarily allocated to goodwill.

In September 2005, the Company acquired Scout Media, Inc., the parent company of Scout.com, the country’s leading independent online sports network, and Scout Publishing, producer of widely read local sports magazines in the United States, for approximately $60 million, of which $59 million has been preliminarily allocated to goodwill.

In October 2005, the Company acquired IGN Entertainment, Inc., a leading community-based Internet media and services company for video games and other forms of digital entertainment, for approximately $620 million in cash and approximately $30 million to be paid in cash pending the satisfaction of certain conditions. The excess purchase price over the fair value of the net assets acquired was approximately $613 million, of which $542 million has been preliminarily allocated to goodwill.

In accordance with SFAS No. 142 excess purchase price that has been preliminarily allocated to goodwill is not being amortized for all of the acquisitions noted above. The allocation of the excess purchase price is not final and is subject to changes upon completion of final valuations of certain assets and liabilities. A future reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets could reduce future earnings as a result of additional amortization. For every $100 million reduction in

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets, Depreciation and amortization expense would increase by approximately $10 million per year, representing amortization expense assuming an average useful life of ten years.

Fiscal 2006 Disposals

In October 2005, the Company sold its TSL Education Ltd. division (“TSL”), which included The Times Educational Supplement and other newspapers, magazines, websites and exhibitions aimed at teachers and education professionals in the United Kingdom, to Exponent Private Equity for cash consideration of approximately $395 million. In connection with this transaction, the Company recorded a gain of $381 million in Gain on disposition of discontinued operations in the unaudited consolidated statements of operations. The net income, assets, liabilities and cash flow attributable to the TSL operations are not material to the Company in any of the periods presented and accordingly have not been presented separately. The provision for income taxes of $0 reported in discontinued operations differs from the amount computed using the statutory income tax rate, due to the tax being offset by a release of a valuation allowance that was applied to an existing deferred tax asset established for capital losses, which because of the TSL transaction can now be utilized. Therefore there is no resulting tax liability.

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

In connection with this reorganization, the Company acquired from the A.E. Harris Trust (the “Harris Trust”) the approximate 58% interest in Queensland Press Pty Ltd. (“QPL”) not already owned by the Company through the acquisition of the Cruden Group of companies. The principal assets of the Cruden Group were shares of the Company and a 58% interest in QPL. QPL owns a publishing business which includes two metropolitan and eight regional newspapers in Queensland, Australia, as well as shares of the Company. The consideration for the acquisition of the net assets of the Cruden Group, excluding shares of the Company owned directly through the Cruden Group and indirectly (through QPL) by the Cruden Group, was the issuance of approximately 61 million shares of Class B Common Stock valued at approximately $1.0 billion and the assumption of approximately $400 million of debt. All of the debt assumed was retired in November 2004. The excess purchase price over the fair value of the net assets acquired of approximately $1.3 billion has been allocated to newspaper mastheads and goodwill, which in accordance with SFAS No. 142 are not being amortized. As a result of the purchase of this interest in QPL, the Company’s ownership interest in QPL increased from 42% to 100% and accordingly on November 12, 2004, the Company ceased to equity account for QPL. The results of QPL have been included in the Company’s consolidated statements of operations from November 12, 2004, the date of acquisition.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the Reorganization, News Corporation became the new parent company of TNCL. News Corporation has a primary listing on the New York Stock Exchange and secondary listings on the Australian Stock Exchange and the London Stock Exchange.

In exchange for approximately 78 million shares of Class A Common Stock and approximately 247 million shares of Class B Common Stock owned directly through the Cruden Group and indirectly (through QPL) by the Cruden Group, the Harris Trust received shares of News Corporation in the same exchange ratio as all other TNCL stockholders in the Reorganization. The shares of News Corporation non-voting stock that the Harris Trust received were reduced by the number of shares equal in value to the net debt and certain other net liabilities of the Cruden Group which were assumed by the Company in the transaction. The shares issued to the Harris Trust were approximately 61 million shares of Class A Common Stock and approximately 247 million shares of Class B Common Stock with an approximate aggregate value of $6 billion, and the Company assumed approximately $250 million of net debt and certain other net liabilities of the Cruden Group. All of the debt assumed was retired in November 2004.

The 61 million shares of Class A Common Stock issued to the Harris Trust were based on agreed estimates. The Company agreed to compensate the Harris Trust for any difference between the estimated amounts and the actual amounts (the “Adjustment Amount”) after the completion of the Company’s reincorporation to the United States, and it was subsequently agreed that the Company would issue to the Harris Trust additional shares of Class A Common Stock of approximately equivalent value to the Adjustment Amount. The Adjustment Amount owed to the Harris Trust was approximately an additional $32 million. Following approval by shareholders on October 21, 2005, a total of approximately two million additional shares of Class A Common Stock were issued to the Harris Trust on October 27, 2005, to provide for the difference between the estimated and actual amounts. The number of shares was determined based on the New York Stock Exchange closing price of the Class A Common Stock on October 25, 2005.

The Company shares acquired through the acquisition of the Cruden Group, as well as the shares which were indirectly owned by the Company through its 42% ownership interest in QPL prior to the acquisition, are considered treasury shares. The treasury shares are accounted for using the par value method. Shares of Class A Common Stock and shares of Class B Common Stock related to this transaction that were held in treasury at December 31, 2005 were approximately 109 million and 314 million, respectively. Immediately following the Reorganization, the Harris Trust owned approximately 29.5% of the voting shares of News Corporation.

Fox Entertainment Group Acquisition

In March 2005, Fox Acquisition Corp., a direct wholly-owned subsidiary of the Company, completed its offer to the holders of Class A common stock of Fox Entertainment Group, Inc. (“FEG”) to exchange 2.04 shares of the Company’s Class A Common Stock for each outstanding share of FEG’s Class A common stock validly tendered and not withdrawn in the exchange offer (the “Offer”). Shortly thereafter, the Company effected a merger of FEG with and into Fox Acquisition Corp. Each share of FEG Class A common stock not acquired in the Offer, other than the shares already owned by the Company, was converted in the merger into 2.04 shares of the Company’s Class A Common Stock. The Company issued approximately 357 million shares of News Corporation’s Class A Common Stock valued at approximately $6.3 billion in exchange for the outstanding shares of FEG Class A common stock, resulting in an excess purchase price of approximately $2.9 billion. After the consummation of the Offer and the subsequent merger, Fox Acquisition Corp. changed its name to “Fox Entertainment Group, Inc.” As a result of the Offer, the Company’s ownership interest increased from approximately 82% to 100%. This acquisition of the remaining non-controlling interests in FEG has been accounted for under the purchase method in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”).

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the Offer and subsequent merger, a wholly-owned subsidiary of the Company tendered the shares of Fox Class A common stock and Fox Class B common stock that it owned prior to the acquisition to Fox Acquisition Corp. in exchange for News Corporation Class A Common Stock at the same exchange ratio as was provided in the Offer for shares of Fox Class A common stock. As a result of the exchange, the wholly-owned subsidiary owns 1,631 million shares of News Corporation’s Class A Common Stock, with an approximate value of $8 billion, which are reflected as treasury shares. The treasury shares are accounted for using the par value method.

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

Note 3—United Kingdom Redundancy Program

In fiscal 2005, the Company announced its intentions to invest in new printing plants in the United Kingdom to take advantage of technological and market changes. As the new automated technology comes on line, the Company expects lower production costs and improved newspaper quality, including expanded color.

In conjunction with this project during the three months ended December 31, 2005, the Company received formal approval for the construction of the main new plant which was the last contingency, thereby committing the Company to a redundancy program (the “Program”) for certain production employees at the Company’s United Kingdom newspaper operations. The Program is in response to the reduced workforce that will be required as new printing presses and the new printing facilities eventually come on line. As a result of this Program, the Company expects to reduce its production workforce by approximately 65%, and as of December 31, 2005, approximately 700 employees in the United Kingdom have already voluntarily accepted severance agreements and are expected to leave the Company primarily in fiscal 2007 and 2008.

In accordance with SFAS No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” the Company recorded a redundancy provision of approximately $99 million during the second quarter of fiscal 2006 in Other operating charges and Non-current other liabilities in the unaudited consolidated financial statements. Through fiscal 2008, the Company will record an additional provision of approximately $35 million to record accretion on the redundancy provision and to recognize any retention bonuses earned. A majority of the Program’s costs are expected to be paid in cash to employees in fiscal 2008.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Inventories, net

The Company’s inventory was comprised of the following:

	At December 31, 2005	At June 30, 2005
	(in millions)
Current inventories:
Raw materials	$147	$132
Work and projects in progress	42	55
Finished goods	136	123
Programming rights	1,624	1,235

	1,949	1,545
Less: inventory reserve	(32)	(29)

Total current inventories, net	1,917	1,516

Non-current inventories:
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	655	733
Completed, not released	79	234
In production	491	218
In development or preproduction	105	90

	1,330	1,275

Television productions:
Released (including acquired libraries)	505	470
Completed, not released	—	14
In production	249	149
In development or preproduction	—	2

	754	635

Total filmed entertainment costs, less accumulated amortization	2,084	1,910
Programming rights	514	456

Total non-current inventories	2,598	2,366

Total inventories, net	$4,515	$3,882

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Investments

The Company’s investments were comprised of the following:

		Ownership Percentage	At December 31, 2005	At June 30, 2005
			(in millions)
Equity investments:
The DIRECTV Group, Inc. (1)	DBS operator principally in the U.S.	34%	$6,732	$6,688
Gemstar-TV Guide International, Inc. (1)	U.S. print and electronic guidance company	41%	637	608
British Sky Broadcasting Group plc (1)	U.K. DBS operator	38% (3)	884	787
China Network Systems	Taiwan cable TV operator	various	232	225
Sky Network Television Ltd.	New Zealand media company	44%	268	254
National Geographic Channel (US) (2)	U.S. cable channel	67%	318	320
National Geographic International	International cable channel	50%	137	133
Other equity method investments		various	662	627
Cost method investments		various	544	626

			$10,414	$10,268

(1)	The market values of the Company’s investments in The DIRECTV Group, Inc. (“DIRECTV”), Gemstar-TV Guide International Inc. (“Gemstar-TV Guide”) and British Sky Broadcasting Group plc (“BSkyB”) were $6,642 million, $457 million and $5,854 million, respectively, at December 31, 2005.
(2)	The Company does not consolidate this entity as it does not hold a majority on the Board of Directors, is unable to dictate operating decision-making and the National Geographic Channel is not a variable interest entity.
(3)	The Company’s ownership in BSkyB increased from approximately 37% at June 30, 2005.

During the six months ended December 31, 2005, Gemstar-TV Guide and DIRECTV experienced declines in their market values. As a result of these declines, the Company’s carrying values in Gemstar-TV Guide and DIRECTV exceed their market value by approximately $180 million and $90 million, respectively.

In determining if the decline in Gemstar-TV Guide’s and DIRECTV’s market value was other than temporary, the Company considered a number of factors: (1) the financial condition, operating performance and near term prospects of the investee; (2) the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; (3) analysts’ ratings and estimates of 12 month share price targets for the investee; (4) the length of the time and the extent to which the investee’s market value has been less than the carrying value of the Company’s investment; and (5) the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. Upon review, the Company has determined that at this time the impairment in the value of its investments in Gemstar-TV Guide and DIRECTV are temporary.

The Company will continue to monitor these investments for future impairments.

Fiscal Year 2006 Acquisitions and Disposals

In July 2005, the Company sold its entire cost investment in China Netcom Group Corporation (“China Netcom”). The Company’s 77 million shares of China Netcom were sold for total consideration of approximately $112 million. The Company recognized a gain of approximately $52 million on this sale in the first quarter of fiscal 2006 included in Other, net in the unaudited consolidated statement of operations for the six months ended December 31, 2005.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Year 2005 Acquisitions and Disposals

In October 2004, the Company and its 34% investee, DIRECTV, announced a series of transactions with Grupo Televisa, Globopar and Liberty Media International, Inc. that will result in the reorganization of the companies’ direct-to-home (“DTH”) satellite television platforms in Latin America. The transactions will result in DIRECTV Latin America and Sky Latin America consolidating their two DTH platforms into a single platform in each of the major territories served in the region. As part of these transactions, DIRECTV will acquire News Corporation’s interests in Sky Brasil, Innova and Sky Multi-Country Partners. As the Sky Multi-Country Partners transaction has closed, the Company recorded a pre-tax loss during the three months ended December 31, 2004 of $55 million which was included in Other, net in the unaudited consolidated statements of operations. Upon the completion of the reorganization of the other platforms, which is subject to the necessary governmental approvals, the Company expects to record a gain. As a result of these transactions, the Company’s transponder lease guarantee increased by $175 million. Upon the closing of the Latin American DTH reorganization transactions, the Company will be released from the transponder lease guarantees.

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

Summarized financial information for significant equity affiliates, determined in accordance with Regulation S-X, accounted for under the equity method is as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2005	2004	2005	2004
	(in millions)		(in millions)
Revenues	$5,542	$3,362	$10,601	$6,224
Operating (loss) income	566	(437)	1,106	(1,987)
Income (loss) from continuing operations before discontinued operations and cumulative effect of accounting changes	356	(283)	700	(1,209)
Net income (loss)	356	(283)	700	(1,292)

Note 6—Intangible Assets

Effective July 1, 2005, the Company adopted Emerging Issues Task Force Topic No. D-108 “Use of the Residual Method to Value Acquired Assets Other Than Goodwill” (“D-108”). D-108 requires companies who have applied the residual value method in the valuation of acquired identifiable intangibles for purchase accounting and impairment testing to now use a direct value method. As a result of the adoption, the Company recorded a non-cash charge of $1.6 billion ($1.0 billion net of tax, or ($0.32) per diluted share of Class A Common Stock and ($0.27) per diluted share of Class B Common Stock), to reduce the intangible balances attributable to its television stations’ Federal Communications Commission (“FCC”) licenses. As required, this charge has been reflected as a cumulative effect of accounting change, net of tax in the unaudited consolidated statement of operations.

At June 30, 2005, the Company’s FCC licenses were valued at approximately $8.5 billion. The Company’s FCC licenses are recorded as intangible assets with indefinite lives and are not subject to amortization. As of December 31, 2005, the Company’s FCC licenses were valued at approximately $6.9 billion, reflecting a $1.6 billion reduction of the intangible balances attributable to its television stations’ FCC licenses due to the adoption of D-108 which requires the application of a direct value method to determine the fair value of assets other than goodwill.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Borrowings

LYONs

In February 2001, the Company issued Liquid Yield Option Notes (“LYONs™”) which pay no interest and have an aggregate principal amount at maturity of $1,515 million representing a yield of 3.5% per annum on the issue price. The holders may exchange the notes at any time into Class A Common Stock or, at the option of the Company, the cash equivalent thereof at a fixed exchange rate of 24.2966 shares of Class A Common Stock per $1,000 note. The notes are redeemable at the option of the holders on February 28, 2006, February 28, 2011 and February 28, 2016 at a price of $594.25, $706.82 and $840.73, respectively. The Company, at its election, may satisfy the redemption amounts in cash, Class A Common Stock or any combination thereof. The Company has given notice to holders that any notes tendered on February 28, 2006 will be redeemed for cash at the specified redemption amounts. The notes, which have been recorded at a discount, are being accreted using the effective interest rate method and had a carrying value of $896 million at December 31, 2005 and are included in Borrowings within current liabilities.

Notes due 2035

In December 2005, the Company issued $1,150 million of 6.40% Senior Notes due 2035. The Company received proceeds of approximately $1,133 million on the issuance of this debt, net of expenses. These notes are issued under the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America Incorporated, the Company and the subsidiary guarantors named therein and The Bank of New York, as Trustee.

Note 8—Stockholders’ Equity

In August 2005, the Company announced that its Board of Directors (the “Board”) determined to extend the expiration date of the Company’s stockholder rights plan for an additional two-year period.

Dividends

The Company declared a dividend of $0.07 per share for Class A Common Stock and $0.08 per share for Class B Common Stock in the three months ended September 30, 2005 which was paid in October 2005 to stockholders of record on September 14, 2005. The total dividend paid in October 2005 to stockholders was approximately $240 million.

Repurchase Program

In June 2005, the Company announced a stock repurchase program under which the Company is authorized to acquire from time to time up to an aggregate of $3 billion in Class A Common Stock and Class B Common Stock. Below is a summary of the Company’s purchases of its Class A Common Stock and Class B Common Stock from the announcement of the stock repurchase program through December 31, 2005:

	Total Number of Shares Purchased	Average Price per Share	Total Cost of Purchase		Remaining Authorized
	(in millions, except for share and per share amounts)
Class A Common Stock	65,776,849	$15.72	$1,034
Class B Common Stock	33,537,928	16.94	568

Total	99,314,777		$1,602	(1)	$1,400	(2)

(1)	Of this amount, $1,067 million was repurchased in the six months ended December 31, 2005.
(2)	The remaining authorized amount at December 31, 2005 is excluding commission.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Stock Option Plans

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes APB No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

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

News Corporation 2005 Long-Term Incentive Plan

The Company has adopted the News Corporation 2005 Long-Term Incentive Plan (the “2005 Plan”) under which stock based compensation, including stock options, restricted stock, restricted stock units (“RSUs”) and other types of awards, may be granted. Such equity grants under the 2005 Plan will generally vest over a four-year period and expire ten years from the date of grant. The Company’s employees and directors are entitled to participate in the 2005 Plan. The Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) will determine the recipients, type of award to be granted and amounts of awards to be granted under the 2005 Plan. Stock options awarded under the 2005 Plan will be granted at exercise prices which are equal to or exceed the market price at the date of grant. The 2005 Plan replaced the Company’s existing News Corporation 2004 Stock Option Plan under which no additional stock options will be granted. The maximum number of shares of Class A Common Stock that may be issued under the 2005 Plan is 165 million shares. The remaining shares available for issuance under the 2005 Plan at December 31, 2005 were approximately 150 million. The Company will issue new shares of Class A Common Stock for award exercises.

The fair value of stock based compensation under the 2005 Plan will be calculated according to the type of award issued.

Stock options and Stock Appreciation Rights (“SARs”) issued under the 2005 Plan or under the NDS Group plc executive share option schemes will be fair valued using a Black-Scholes option valuation method that uses the following assumptions: expected volatility is based on the historical volatility of the Class A Common Stock; expected term of awards granted is derived from the historical activity of the Company’s awards and represents the period of time that the awards granted are expected to be outstanding; weighted average risk-free interest rate is an average of the interest rates of U.S. government bonds with similar lives on the dates of the option grants; and dividend yield was calculated as an average of a ten year history of the Company’s yearly dividend divided by the fiscal year’s average closing stock price.

RSU awards are grants that entitle the holder to shares of Class A Common Stock as the award vests, subject to the 2005 Plan and such other terms and conditions as the Compensation Committee may establish. RSUs issued under the 2005 Plan are fair valued based upon the fair market value of Class A Common Stock on the grant date. Any person who holds RSUs shall have no ownership interest in the shares of Class A Common Stock to which such RSUs relate until and unless shares of Class A Common Stock are delivered to the holder. All shares of Class A Common Stock reserved for cancelled or forfeited stock-based compensation awards or for awards that are settled in cash become available for future grants. Certain RSU awards are settled in cash and are subject to terms and conditions of the 2005 Plan and such other terms and conditions as the Compensation Committee may establish.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the six months ended December 31, 2005, the Company issued 15.3 million RSUs which primarily vest over four years. The RSUs will be payable in shares of the Company’s Class A Common Stock, par value $0.01 per share, upon vesting, except for approximately 3.0 million RSUs that will be settled in cash.

The following table summarizes the activity related to the Company’s RSUs to be settled in stock:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
(Shares in thousands)
Unvested restricted stock units at July 1, 2005	—	$—
Granted	12,322	15.26
Cancelled	(42)	15.24

Unvested restricted stock units at December 31, 2005	12,280	$15.26

News Corporation 2004 Stock Option Plan and 2004 Replacement Stock Option Plan

As a result of the Reincorporation, all preferred limited voting ordinary shares which the Company issued stock options over were cancelled and holders received in exchange stock options for shares of Class A Common Stock of the Company on a one-for-two basis with no change in the original terms under the News Corporation 2004 Stock Option Plan and 2004 Replacement Stock Option Plan (collectively, the “2004 Plan”). In addition, all other outstanding stock options to purchase preferred limited voting ordinary shares were adjusted to be exercisable into shares of Class A Common Stock subject to the one-for-two share exchange. Prior to the Reincorporation, stock options were granted to employees with Australian dollar exercise prices.

Under the 2004 Plan, equity grants generally vest over a four-year period and expire ten years from the date of grant. The equity awards granted prior to June 30, 2005 have exercise prices, which are equal to or exceed the market price at the date of grant valued, in Australian dollars. No future grants will be issued under the 2004 Plan and the 2004 Plan automatically terminates in 2014.

The fair value of each outstanding stock option award under the 2004 Plan was estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions; expected volatility was based on historical volatility of the Company’s Class A Common Stock; expected term of stock options granted was derived from the historical activity of the Company’s stock options and represented the period of time that stock options granted were expected to be outstanding; weighted average risk-free interest rate was an average of the interest rates of Australian government bonds with similar lives on the dates of the stock option grants; and dividend yield was calculated as an average of a ten year history of the Company’s yearly dividend divided by the fiscal year’s average closing stock price.

Other

The Company operates an employee share ownership scheme in the United Kingdom. This plan enables employees to enter into a fixed-term savings contract with independent financial institutions linked to an option for Class A Common Stock. The savings contracts can range from three to seven years with an average expected life of four years.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the Company’s stock option transactions:

	Shares (in thousands)	Weighted average exercise price (in US$)	Weighted average exercise price (in A$)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in US$ millions)
Outstanding at July 1, 2005	131,367	$13.97	$23.35
Granted	—	—	—
Exercised	(5,307)	10.17	16.04
Cancelled	(4,120)	14.18	24.68

Outstanding at December 31, 2005	121,940	$14.13	$23.83	5.2	$172.9

Vested and unvested expected to vest at December 31, 2005	121,940	$14.13	$23.83	5.2	$172.9

Vested and exercisable at December 31, 2005	113,655	$14.44	$24.36	5.6	$126.3

The weighted average exercise prices for the stock options presented above are in Australian dollars. The U.S. dollar equivalents above have been converted at historical exchange rates; therefore, the proceeds from the exercise of these stock options may differ due to fluctuations in exchange rates in periods subsequent to the date of the grants. No stock options were granted in the six months ended December 31, 2005 and 2004. As of December 31, 2005, no stock options were issued under the 2005 Plan.

NDS Option Schemes

NDS Group plc (“NDS”), an indirect majority-owned subsidiary of the Company which is a publicly traded company, has three executive share option schemes (the “NDS Plans”). The NDS Plans provide for the grant of share options to purchase Series A ordinary shares in NDS with a maximum term of ten years. Share options granted under the NDS Plans vest over a four-year period. The NDS Plans authorize share options to be granted subject to a maximum of 10% of the ordinary shares of NDS on issue at the date of grant. All NDS employees are entitled to participate in the NDS Plans, however (with the exception of the employee share ownership schemes which are open to all), management determines to whom and how many share options are granted.

A summary of the NDS options:

	Shares (in thousands)	Weighted average exercise price (in US$)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in US$ millions)
Outstanding at July 1, 2005	4,338	$18.17
Granted	—	—
Exercised	(801)	11.99
Cancelled	(20)	15.79

Outstanding at December 31, 2005	3,517	$19.59	6.1	$76

Vested and unvested expected to vest at December 31, 2005	3,501	$19.59	6.1	$76

Exercisable at December 31, 2005	2,918	$19.88	5.7	$62

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value of options exercised for all of the Company’s plans presented during the first six months of fiscal 2006 and 2005 was $41 million and $24 million, respectively.

As a result of the adoption of SFAS 123R, for the three and six months ended December 31, 2005, the expense related to stock-based compensation was $30 million and $51 million, respectively. During the six months ended December 31, 2005, the Company received $73 million in cash from stock option exercises and recognized a tax benefit of $12 million on stock options exercised for all plans presented.

At December 31, 2005, the Company’s total compensation cost related to non-vested stock options and RSUs not yet recognized for all plans presented is approximately $243 million, a portion of which is expected to be recognized within the current fiscal year, with the remainder to be recognized over the next three fiscal years. Compensation expense on all stock-based awards is recognized on a straight line basis over the vesting period of the entire award.

Compensation Expense

On May 3, 2005, the Compensation Committee approved the acceleration of vesting of unvested out-of-the-money stock options granted under the Company’s 2004 Stock Option Plan. The affected stock options are those with exercise prices greater than A$19.74 per share, which was the closing price of the Company’s Class A Common Stock (as traded on the Australian Stock Exchange in the form of CHESS Depositary Interests) on May 2, 2005. Prior to the Reorganization, stock options were granted to employees with Australian dollar exercise prices. As a result of this action, the vesting of approximately 19,862,000 previously unvested stock options were accelerated and were immediately exercisable. None of the unvested stock options held by directors, some of whom have stock options with exercise prices in excess of A$19.74, were accelerated.

The Compensation Committee’s decision to accelerate the vesting of these stock options was in anticipation of the related compensation expense that would be recorded subsequent to the Company’s adoption of SFAS 123R. In addition, the Compensation Committee considered that because these stock options had exercise prices in excess of the prevailing market value on May 2, 2005 they were not fully achieving their original objectives of incentive compensation and employee retention, and it believed that the acceleration would have a positive effect on employee morale. Incremental expense of approximately $100 million ($65 million, net of tax) associated with the acceleration was recorded in the fourth quarter fiscal 2005 pro forma disclosure.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions for stock-based employee compensation prior to the adoption of SFAS 123R on July 1, 2004. These pro forma effects may not be representative of future amounts since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, additional stock options may be granted in future years and the vesting of certain options was accelerated on May 3, 2005 (see above).

	For the three months ended December 31, 2004	For the six months ended December 31, 2004
Net income, as reported	$386	$1,011
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15)	(33)

Pro forma net income	$371	$978

Basic earnings per share:
As reported:
Class A	$0.14	$0.37
Class B	$0.12	$0.31
Pro forma:
Class A	$0.13	$0.35
Class B	$0.11	$0.30

Diluted earnings per share:
As reported:
Class A	$0.14	$0.36
Class B	$0.11	$0.30
Pro forma:
Class A	$0.13	$0.35
Class B	$0.11	$0.29

Note 10—Commitments and Guarantees

Commitments

As a result of the FIM acquisitions that occurred in September and October 2005, the Company has commitments under certain contractual arrangements to make future payments of up to a maximum of $135 million as of December 31, 2005. These commitments are comprised of operating leases, capital expenditures and contractual employee obligations.

In December 2005, the Company signed a new broadcast rights agreement with the National Association of Stock Car Auto Racing (“NASCAR”) for certain races and exclusive rights for certain ancillary content for an eight year term, commencing in calendar year 2007 in the amount of $1.7 billion.

Other than noted above, the Company’s commitments have not changed significantly from disclosures included in the Company’s Annual Report Form 10-K for the fiscal year ended June 30, 2005 filed with the SEC on September 1, 2005.

Guarantees

The Company’s guarantees have not changed significantly from disclosures included in the Company’s Annual Report Form 10-K for the fiscal year ended June 30, 2005 filed with the SEC on September 1, 2005.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Contingencies

Stockholder Litigation

On October 6, 2005, 13 professionally managed investment funds that own the Company’s stock filed a complaint in the Court of Chancery of the State of Delaware against the Company and its individual directors. The complaint, captioned Unisuper et al. v. News Corp., C.A. No. 1699-N, raised claims of breach of contract, promissory estoppel, fraud, negligent misrepresentation and breach of fiduciary duty relating to the Board’s policy concerning the Company’s stockholder rights plan, and the August 2005 decision of the Board to extend the expiration of the existing stockholder rights plan until November 8, 2007. The plaintiffs are seeking, among other things: (1) a declaration that the amendment extending the stockholder rights plan until November 8, 2007 is null and void, and (2) an order permanently enjoining the defendants from extending the stockholder rights plan without first obtaining approval from the Company’s stockholders.

Also on October 6, 2005, the plaintiffs moved for expedited proceedings, requesting that the Court of Chancery set an expedited trial date. The Court of Chancery denied this request. On October 22, 2005, the Company filed a motion to dismiss the complaint. The Court of Chancery heard oral argument on that motion on November 10, 2005, and issued its decision on December 20, 2005. Specifically, the Court of Chancery granted the Company’s motion to dismiss as to plaintiffs’ claims for fraud, negligent misrepresentation, and breach of fiduciary duty, and denied the motion to dismiss with respect to the plaintiffs’ claims for breach of contract and promissory estoppel.

Thereafter, on December 29, 2005, the Company filed a motion requesting leave to take an interlocutory appeal to the Delaware Supreme Court from the Court of Chancery’s decision to deny the Company’s motion to dismiss the claims for breach of contract and promissory estoppel. The Company also moved for a stay of all proceedings pending such an appeal. On January 19, 2006, the Court of Chancery granted the Company’s motions. On January 27, 2006, the Delaware Supreme Court declined to accept the Company’s interlocutory appeal. Thus, proceedings will continue in the Court of Chancery on the two claims that were not dismissed from the litigation.

The duration and outcome of this litigation cannot be determined at this time. However, the Company believes that the remaining two claims in the lawsuit are without merit, and the Company will continue to vigorously defend against them.

DIRECTV

TNCL was named as a defendant in a Revised Amended Consolidated Complaint filed on May 7, 2004 in a lawsuit captioned In re General Motors (Hughes) Stockholders Litigation, filed in the Court of Chancery of the State of Delaware, Consolidated Civil Action No. 20269-NC. The lawsuit relates to TNCL’s acquisition of stock in Hughes on December 22, 2003 which was subsequently transferred to FEG. The complaint alleges that TNCL aided and abetted an alleged breach of fiduciary duty by the Board of Directors of General Motors (“GM”) allegedly owed to a class of certain GM stockholders. The plaintiffs allegedly seek “appropriate equitable relief… including rescissory remedies to the extent feasible…” The Company believes that the lawsuit is without merit and intends to vigorously defend against claims brought against TNCL in the lawsuit. The Company also believes it is entitled to indemnification by GM under the agreements related to the transaction. On August 30, 2004, TNCL filed a brief in support of its motion to dismiss the complaint. On October 18, 2004, the plaintiffs filed their opposition to the motion. The Company filed its reply on November 17, 2004. The oral argument was heard on March 7, 2005. On May 4, 2005, the court issued its decision granting the motion to dismiss. Plaintiffs have appealed the decision and the Company has cross-appealed on jurisdictional and improper service issues. Oral argument on the appeal took place on December 21, 2005. The court has not yet issued its decision.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NDS

Echostar Litigation

On June 6, 2003, Echostar Communications Corporation, Echostar Satellite Corporation, Echostar Technologies Corporation and Nagrastar L.L.C. (collectively, “Echostar”) filed an action against NDS in the United States District Court for the Central District of California. Echostar filed an amended complaint on October 8, 2003, which purported to allege claims for violation of the Digital Millennium Copyright Act (“DMCA”), the Communications Act of 1934 (“CA”), the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, California’s Unfair Competition statute and the federal RICO statute. The complaint also purported to allege claims for civil conspiracy, misappropriation of trade secrets and interference with prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court, except for the DMCA, CA and unfair competition claims, and the court limited these claims to acts allegedly occurring within three years of the filing of Echostar’s original complaint.

After Echostar filed a second amended complaint, NDS filed a motion to dismiss this complaint on March 31, 2004. On July 21, 2004, the court issued an order directing Echostar to, among other things, file a third amended complaint within ten days correcting various deficiencies noted in the second amended complaint. Echostar filed its third amended complaint on August 4, 2004. On August 6, 2004, the court ruled that NDS was free to file a motion to dismiss the third amended complaint, which NDS did on September 20, 2004. The hearing occurred on January 3, 2005. On February 28, 2005, the court issued an order treating NDS’s motion to dismiss as a motion for a more definite statement, granting the motion and giving Echostar until March 30, 2005 to file a fourth amended compliant correcting various deficiencies noted in the third amended complaint. On March 30, 2005, Echostar filed a fourth amended complaint, which NDS moved to dismiss. On July 27, 2005, the court granted in part and denied in part NDS’s motion to dismiss, and again limited Echostar’s surviving claims to acts allegedly occurring within three years of the filing of Echostar’s original complaint. NDS believes these surviving claims are without merit and intends to vigorously defend against them.

On October 24, 2005, NDS filed its Amended Answer with Counterclaims, alleging that Echostar misappropriated NDS’s trade secrets, violated the Computer Fraud and Abuse Act and engaged in unfair competition. On November 8, 2005, Echostar moved to dismiss NDS’s counterclaims for conversion and claim and delivery, arguing that these claims were preempted and time-barred. Echostar also moved for a more definite statement of NDS’s trade secret misappropriation claim. On December 8, 2005, the court granted in part and denied in part Echostar’s motion to dismiss and for a more definite statement, but granted NDS leave to file amended counterclaims. On December 13, 2005, NDS filed its Second Amended Answer with Counterclaims, which Echostar answered on December 27, 2005. The court has set this case to go to trial in April of 2008.

The International Electronic Technology Corp. Litigation

On April 18, 1997, International Electronic Technology Corp. (“IETC”) filed suit in the United States District Court for the Central District of California against NDS’s customers, Hughes, DIRECTV, Inc. and Thomson Consumer Electronics, Inc., alleging infringement of one U.S. patent and seeking unspecified damages and injunction.

Although not a party to this case, NDS has assumed the defense and agreed to indemnify the named defendants. The defendants have raised defenses, including non-infringement and invalidity. On September 22, 2005, the court issued an order construing certain terms in the patent as a matter of law, after an extensive delay due to the death of two judges previously assigned to the case. Following receipt of the claim construction order, defendants notified IETC that they intended to file a motion for summary judgment of non-infringement based on

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the claim construction. During a status conference with the court on January 9, 2006, IETC requested that defendants’ motion be deferred to permit it to seek additional document discovery. The court denied this request, and ordered IETC to make its request in response to defendants’ summary judgment motion. Defendants’ motion for summary judgment was filed on January 30, 2006.

Intermix

Downloads

On April 28, 2005, the Attorney General of the State of New York (the “NY AG”) commenced an action against Intermix for allegedly unlawful and deceptive acts and practices associated with Intermix’ distribution of toolbar, redirect and contextual ad serving applications (“downloads”). The NY AG asserted that Intermix and/or third parties distributed downloads that were installed by users without sufficient notice or consent and in a manner that made it difficult to locate and remove the programs. The petition sought disgorgement of profits, civil penalties and other remedies. In June 2005, Intermix announced an agreement in principle with the NY AG pursuant to which Intermix would pay a total of $7.5 million to the State of New York and would be prohibited from resuming distribution of its adware, redirect and toolbar programs. In September 2005, Intermix and the NY AG entered into a stipulation for entry of a Consent Order and Judgment memorializing the terms of the settlement, and the court entered the Consent Order and Judgment in October 2005. Intermix did not admit any wrongdoing or liability in connection with settlement of the matter. Intermix had voluntarily suspended distribution of the relevant applications in April 2005, and the payments to the State of New York exceed any and all profits associated with Intermix’ distribution of the subject downloadable applications.

In May 2005, Intermix was served with a Statement of Claim filed by an individual in the Federal Court of Canada in Montreal. The plaintiff in the action purports to act on behalf of an unspecified class of individuals who have been allegedly damaged by Intermix’ violation of provisions of Canada’s 1985 Competition Act in connection with Intermix’ distribution of downloads. The plaintiff is seeking an award of unjust enrichment, civil penalties and costs in unspecified amounts. Intermix has filed a motion seeking dismissal of the lawsuit on the grounds that the court lacks jurisdiction over the alleged claims and over Intermix and that the claims of the plaintiff are factually baseless. Intermix disputes the allegations of the Statement of Claim, believes they are without merit and intends to vigorously defend itself in this matter.

A similar complaint was also filed by an individual, Thomas Kerrins, against Intermix in the United States District Court for the Central District of California. Mr. Kerrins purports to act on behalf of all United States residents who, during the period from July 25, 2002 to the present, had spyware or adware put onto their computers by Intermix. The complaint alleges claims of trespass, unjust enrichment, violation of a California penal statute concerning unauthorized access to computers, computer systems and data, and unfair and deceptive business practices. The plaintiff is seeking an order certifying a class and appointing a class representative and class counsel, injunctive relief, disgorgement of ill-gotten gains and an award of unspecified damages, attorneys’ fees, costs and expenses. Intermix filed a motion to dismiss the lawsuit on the ground that, among others, the complaint fails to state a viable cause of action against Intermix. Prior to the hearing on the motion to dismiss, plaintiff amended his complaint. On November 14, 2005, Intermix filed a motion to dismiss plaintiff’s first amended complaint. This motion to dismiss was granted in part, and denied in part. The Judge denied Intermix’ request to dismiss all class allegations and claims for trespass to chattels and violation of California Penal Code section 502 but dismissed with prejudice the claims for unjust enrichment and violation of California Business and Professions Code section 17200.

In April 2005, the Los Angeles City Attorney’s Office (the “City”) approached Intermix about its downloadable software practices and threatened to file an action against Intermix. In or about June 2005, the City

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

verbally informed Intermix that, in light of its proposed settlement with the NY AG, the City would not seek a monetary penalty. Then on August 31, 2005, the City provided a written offer to Intermix reiterating that it would not seek a monetary penalty in the threatened action if Intermix completed a settlement with the NY AG. On September 29, 2005, the day after Intermix finalized its settlement with the NY AG on the terms directed by the City’s August 31 proposal, the City changed its position and informed Intermix that it would seek to impose a monetary penalty. Intermix refused to agree to the imposition of a penalty. On November 17, 2005, the City filed a complaint against Intermix for equitable relief and civil penalties pursuant to California Business and Professions Code sections 17200 and 17500. On November 23, 2005, Intermix filed a verified answer denying the City’s allegations. Intermix believes the City’s claims are without merit and intends to vigorously defend itself.

FIM Transaction

On August 26, 2005, a purported class action lawsuit, captioned Ron Sheppard v. Richard Rosenblatt et. al., was filed in the California Superior Court, County of Los Angeles. In addition to Mr. Rosenblatt, Intermix’ former Chief Executive Officer and a former Intermix director, the lawsuit names as defendants all of the other then incumbent members of the Intermix Board and certain entities affiliated with VantagePoint Venture Partners, a former major Intermix stockholder. The complaint alleged that in pursuing the FIM Transaction and approving the merger agreement, the defendants breached their fiduciary duties to Intermix stockholders by, among other things, engaging in self-dealing and failing to obtain the highest price reasonably available for Intermix and its stockholders. The complaint further alleged that the merger agreement resulted from a flawed process and that the defendants tailored the terms of the merger to advance their own interests. On August 30, 2005, a similar purported class action lawsuit, captioned John Friedmann v. Intermix Media, Inc. et. al., was filed in the same Court naming as defendants all of the same individuals and entities named in the Sheppard action, as well as Intermix. The Friedmann complaint included substantially similar claims and allegations as those asserted in the Sheppard action.

Prior to the consummation of FIM Transaction on September 30, 2005, plaintiff in the Friedmann action conducted expedited discovery and filed a motion with the court seeking to enjoin the acquisition. Plaintiff withdrew his motion after Intermix filed supplemental proxy materials augmenting certain information included by Intermix in its proxy statement distributed to Intermix stockholders in connection with seeking stockholder approval of the FIM Transaction. On September 23, 2005, Mr. Greenspan announced his presentation of an alternative acquisition proposal to the Intermix board of directors which, on September 26, 2005, the board publicly rejected. Plaintiff thereafter applied to the court for an order delaying the vote by Intermix stockholders on the FIM Transaction in order to afford Intermix stockholders additional time to consider the Greenspan proposal. The Court denied the plaintiff’s request and Intermix stockholders approved the FIM Transaction on September 30, 2005.

The Friedmann and Sheppard lawsuits have since been consolidated and a consolidated amended complaint was filed January 17, 2006. The plaintiffs in the consolidated action are seeking various forms of declaratory relief, damages, disgorgement and fees and costs. Intermix believes that the lawsuits described above are meritless and intends to vigorously defend against the claims and allegations in the complaints.

In November 2005, plaintiff in a derivative action captioned LeBoyer v. Greenspan et al. pending against various former Intermix directors and officers in the United States District Court for the Central District of California filed a First Amended Class and Derivative Complaint (the “Amended Complaint”). The original derivative action was filed in May 2003 and arose out of Intermix’ restatement of quarterly financial results for its fiscal year ended March 31, 2003. Plaintiff asserted breach of fiduciary duty and related claims in connection with the restatement. Until the filing of the Amended Complaint, the action had been stayed by mutual agreement

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the parties since its inception pending determination of whether plaintiffs in a related securities class action lawsuit (the “Securities Litigation”) would be able to state a claim against the defendants. The Securities Litigation was dismissed pursuant to a class settlement in September 2005. In addition, a substantially similar derivative action filed in Los Angeles Superior Court was dismissed based on inability of the plaintiffs to adequately plead demand futility. In the Amended Complaint, in addition to the previously pleaded restatement-related allegations and derivative claims, plaintiff includes various allegations and purported class claims arising out of the FIM Transaction, which are substantially similar to those asserted in the Friedmann and Sheppard lawsuits. The Amended Complaint also adds as defendants the individuals and entities named in the Friedmann and Sheppard lawsuits that were not already defendants in the matter. Plaintiff seeks unspecified damages, disgorgement, costs and fees. Intermix believes that the plaintiff in the action lacks standing to pursue any claims in a derivative capacity and, notwithstanding, that the lawsuit is generally without merit and Intermix intends to vigorously defend itself, and expects that the individual defendants will vigorously defend themselves in the matter.

See Note 17—Subsequent Events for additional discussion of Contingencies.

Other

The Company experiences routine litigation in the normal course of its business. The Company believes that none of its pending litigation will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

The Company’s operations are subject to tax in various domestic and international jurisdictions. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

Note 12—Pension Plans and Other Postretirement Benefits

The Company sponsors non-contributory pension plans and retiree health and life insurance benefit plans covering specific groups of employees. The benefits payable for the non-contributory pension plans are based primarily on a formula factoring both an employee’s years of service and pay near retirement. Participant employees are vested in the plans after five years of service. The Company’s policy for all pension plans is to fund amounts, at a minimum, in accordance with statutory requirements. During the six months ended December 31, 2005 and 2004, the Company made discretionary contributions of $59 million and $85 million, respectively, to its pension plans. Plan assets consist principally of common stocks, marketable bonds and government securities. The retiree health and life insurance benefit plans offer medical and/or life insurance to certain full-time employees and eligible dependents that retire after fulfilling age and service requirements.

The components of net periodic benefit costs were as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended December 31,
	2005	2004	2005	2004
	(in millions)
Service cost benefits earned during the period	$20	$22	$1	$1
Interest costs on projected benefit obligation	26	27	2	2
Expected return on plan assets	(30)	(28)	—	—
Amortization of deferred losses	12	7	1	1
Other	(1)	(1)	(1)	(2)

Net periodic costs	$27	$27	$3	$2

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the six months ended December 31,
	2005	2004	2005	2004
	(in millions)
Service cost benefits earned during the period	$41	$44	$2	$2
Interest costs on projected benefit obligation	53	54	4	4
Expected return on plan assets	(61)	(56)	—	—
Amortization of deferred losses	23	14	2	2
Other	—	(2)	(3)	(4)

Net periodic costs	$56	$54	$5	$4

Note 13—Other, net

Other, net consisted of the following:

	For the three months ended December 31,		For the six months ended December 31,
	2005	2004	2005	2004
	(in millions)		(in millions)
Gain on sale of China Netcom (a)	$—	$—	$52	$—
Change in fair value of exchangeable securities (b)	68	(86)	27	93
Loss on sale of Sky Multi-Country Partners (a)	—	(55)	—	(55)
Gain on sale of Rogers Sportsnet (a)	—	39	—	39
Other	(6)	(12)	(6)	—

Total Other, net	$62	$(114)	$73	$77

(a)	See Note 5—Investments
(b)	The Company has certain outstanding exchangeable debt securities which contain embedded derivatives. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” these embedded derivatives require separate accounting and, as such, changes in their fair value are recognized in Other, net.

Note 14—Segment Information

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the three months ended December 31,		For the six months ended December 31,
	2005	2004	2005	2004
	(in millions)		(in millions)
Revenues:
Filmed Entertainment	$1,607	$1,872	$3,026	$3,249
Television	1,596	1,564	2,644	2,568
Cable Network Programming	810	624	1,585	1,224
Direct Broadcast Satellite Television	620	581	1,118	996
Magazines and Inserts	265	259	532	491
Newspapers	1,010	1,010	2,022	1,875
Book Publishing	390	377	781	741
Other	367	275	639	564

Total revenues	$6,665	$6,562	$12,347	$11,708

Operating income (loss):
Filmed Entertainment	$299	$407	$667	$698
Television	183	153	343	387
Cable Network Programming	262	227	459	393
Direct Broadcast Satellite Television	(53)	(105)	(114)	(226)
Magazines and Inserts	76	73	152	137
Newspapers	69	184	194	302
Book Publishing	77	62	147	122
Other	7	(47)	(19)	(93)

Total operating income	920	954	1,829	1,720

Interest expense, net	(141)	(137)	(269)	(262)
Equity earnings of affiliates	160	48	346	63
Other, net	62	(114)	73	77

Income from continuing operations before income tax expense and minority interest in subsidiaries	1,001	751	1,979	1,598
Income tax expense	(292)	(276)	(674)	(456)
Minority interest in subsidiaries, net of tax	(15)	(89)	(31)	(131)

Income from continuing operations	694	386	1,274	1,011
Gain on disposition of discontinued operations, net of tax	381	—	381	—

Income before cumulative effect of accounting change	1,075	386	1,655	1,011
Cumulative effect of accounting change, net of tax	—	—	(1,013)	—

Net income	$1,075	$386	$642	$1,011

Interest expense, net, Equity earnings of affiliates, Other, net, Minority interest in subsidiaries, net of tax and Income tax expense are not allocated to segments, as they are not under the control of segment management.

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $210 million and $143 million for the three months ended December 31, 2005 and 2004, respectively, and of approximately $395 million and $319 million for the six months ended December 31, 2005 and 2004, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profit, generated primarily by the Filmed Entertainment segment, of approximately $9 million for the three months ended December 31, 2005 and 2004 and approximately $21 million and $28 million for the six months ended December 31, 2005 and 2004, respectively, have been eliminated within the Filmed Entertainment segment.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the three months ended December 31, 2005
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$299	$27	$—	$326
Television	183	23	—	206
Cable Network Programming	262	13	26	301
Direct Broadcast Satellite Television	(53)	43	—	(10)
Magazines and Inserts	76	1	—	77
Newspapers	69	65	—	134
Book Publishing	77	1	—	78
Other	7	24	—	31

Total	$920	$197	$26	$1,143

	For the three months ended December 31, 2004
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$407	$13	$—	$420
Television	153	21	—	174
Cable Network Programming	227	10	28	265
Direct Broadcast Satellite Television	(105)	40	—	(65)
Magazines and Inserts	73	1	—	74
Newspapers	184	46	—	230
Book Publishing	62	2	—	64
Other	(47)	16	—	(31)

Total	$954	$149	$28	$1,131

	For the six months ended December 31, 2005
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$667	$46	$—	$713
Television	343	42	—	385
Cable Network Programming	459	25	53	537
Direct Broadcast Satellite Television	(114)	84	—	(30)
Magazines and Inserts	152	3	—	155
Newspapers	194	131	—	325
Book Publishing	147	3	—	150
Other	(19)	38	—	19

Total	$1,829	$372	$53	$2,254

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the six months ended December 31, 2004
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$698	$25	$—	$723
Television	387	41	—	428
Cable Network Programming	393	20	58	471
Direct Broadcast Satellite Television	(226)	72	—	(154)
Magazines and Inserts	137	3	—	140
Newspapers	302	81	—	383
Book Publishing	122	3	—	125
Other	(93)	32	—	(61)

Total	$1,720	$277	$58	$2,055

	At December 31, 2005	At June 30, 2005
	(in millions)
Total assets:
Filmed Entertainment	$6,934	$5,971
Television (1)	13,152	14,275
Cable Network Programming	7,211	7,065
Direct Broadcast Satellite Television	1,998	1,862
Magazines and Inserts	1,281	1,253
Newspapers	4,996	5,195
Book Publishing	1,510	1,382
Other	7,945	7,421
Investments	10,414	10,268

Total assets	$55,441	$54,692

Goodwill and Intangible assets, net:
Filmed Entertainment	$1,754	$1,807
Television (1)	10,332	11,892
Cable Network Programming	4,955	4,929
Direct Broadcast Satellite Television	526	537
Magazines and Inserts	1,004	1,002
Newspapers	1,684	1,724
Book Publishing	501	501
Other	2,600	1,069

Total goodwill and intangibles, net	$23,356	$23,461

(1)	See Note 6—Intangible Assets.

Note 15—Earnings Per Share

Earnings per share (“EPS”) is computed individually for the Class A Common Stock and Class B Common Stock. Net income is apportioned to both Class A stockholders and Class B stockholders on the ratio of 1.2 to 1,

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively, in accordance with the rights of the stockholders as described in the Company’s Restated Certificate of Incorporation. In order to give effect to this apportionment when determining EPS, the weighted average Class A shares is increased by 20% (the “Adjusted Class”) and is then compared to the sum of the weighted average Class B shares and the weighted average Adjusted Class. The resulting percentage is then applied to the Net income to determine the apportionment for the Class A stockholders with the balance attributable to the Class B stockholders.

EPS has been presented in the two-class presentation, as the shares of Class B Common Stock participate in dividends with the shares of Class A Common Stock.

The following table sets forth the computation of basic and diluted earnings per share under SFAS No. 128, “Earnings per Share” (in millions, except per share amounts and %):

	For the three months ended December 31,		For the six months ended December 31,
	2005	2004	2005	2004
	(in millions)		(in millions)
Income from continuing operations	$694	$386	$1,274	$1,011
Perpetual preference dividends	—	(3)	—	(10)

Income from continuing operations available to shareholders—basic	694	383	1,274	1,001
Interest on convertible debt	5	5	10	10
Other	(1)	—	(1)	—

Income from continuing operations available to shareholders—diluted	$698	$388	$1,283	$1,011

	For the three months ended December 31,
	2005			2004
	Class A	Class B	Total	Class A	Class B	Total
	(in millions, except % and per share data)
Allocation percent—basic	72%	28%	100%	69%	31%	100%
Allocation of income from continuing operations—basic	500	194	694	265	118	383
Allocation percent—diluted	73%	27%	100%	70%	30%	100%
Allocation of income from continuing operations—diluted	507	191	698	272	116	388
Weighted average shares-basic	2,206	1,025	3,231	1,901	1,016	2,917

Weighted average shares-diluted	2,255	1,025	3,280	1,976	1,016	2,992

Earnings per share:
Income from continuing operations—basic	$0.23	$0.19		$0.14	$0.12

Income from continuing operations—diluted	$0.22	$0.19		$0.14	$0.11

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the six months ended December 31,
	2005			2004
	Class A	Class B	Total	Class A	Class B	Total
	(in millions, except % and per share data)
Allocation percent—basic	72%	28%	100%	70%	30%	100%
Allocation of income from continuing opeartions—basic	919	355	1,274	696	305	1,001
Allocation percent—diluted	73%	27%	100%	70%	30%	100%
Allocation of income from continuing operations—diluted	932	351	1,283	711	300	1,011
Weighted average shares—basic	2,220	1,027	3,247	1,902	998	2,900

Weighted average shares—diluted	2,277	1,027	3,304	1,974	998	2,972

Earnings per share:
Income from continuing operations—basic	$0.41	$0.35		$0.37	$0.31

Income from continuing operations—diluted	$0.41	$0.34		$0.36	$0.30

	For the three months ended December 31,		For the six months ended December 31,
	2005	2004	2005	2004
	(in millions)		(in millions)
Gain on disposition of discontinued operations	$381	$—	$381	$—

	For the three months ended December 31,
	2005			2004
	Class A	Class B	Total	Class A	Class B	Total
	(in millions, except % and per share data)
Allocation percent—basic	72%	28%	100%	69%	31%	100%
Allocation of gain on disposition of discontinued operations—basic	275	106	381	—	—	—
Allocation percent—diluted	73%	27%	100%	70%	30%	100%
Allocation of gain on disposition of discontinued operations—diluted	276	105	381	—	—	—
Weighted average shares—basic	2,206	1,025	3,231	1,901	1,016	2,917

Weighted average shares—diluted	2,255	1,025	3,280	1,976	1,016	2,992

Earnings per share:
Gain on disposition of discontinued operations—basic	$0.12	$0.10		$—	$—

Gain on disposition of discontinued operations—diluted	$0.12	$0.10		$—	$—

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the six months ended December 31,
	2005			2004
	Class A	Class B	Total	Class A	Class B	Total
	(in millions, except % and per share data)
Allocation percent—basic	72%	28%	100%	70%	30%	100%
Allocation gain on of disposition of discontinued operations—basic	275	106	381	—	—	—
Allocation percent—diluted	73%	27%	100%	70%	30%	100%
Allocation of gain on disposition of discontinued operations—diluted	277	104	381	—	—	—

Weighted average shares—basic	2,220	1,027	3,247	1,902	998	2,900

Weighted average shares—diluted	2,277	1,027	3,304	1,974	998	2,972

Earnings per share:
Gain on disposition of discontinued operations—basic	$0.12	$0.10		$—	$—

Gain on disposition of discontinued operations—diluted	$0.12	$0.10		$—	$—

	For the three months ended December 31,		For the six months ended December 31,
	2005	2004	2005	2004
	(in millions)		(in millions)
Cumulative effect of accounting change	$—	$—	$(1,013)	$—

	For the three months ended December 31,
	2005			2004
	Class A	Class B	Total	Class A	Class B	Total
	(in millions, except % and per share data)
Allocation percent—basic	72%	28%	100%	69%	31%	100%
Allocation of cumulative effect of accounting change, net of tax—basic	—	—	—	—	—	—
Allocation percent—diluted	73%	27%	100%	70%	30%	100%
Allocation of cumulative effect of accounting change, net of tax—diluted	—	—	—	—	—	—

Weighted average shares—basic	2,206	1,025	3,231	1,901	1,016	2,917

Weighted average shares—diluted	2,255	1,025	3,280	1,976	1,016	2,992

Earnings per share:
Cumulative effect of accounting change, net of tax—basic	$—	$—		$—	$—

Cumulative effect of accounting change, net of tax—diluted	$—	$—		$—	$—

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the six months ended December 31,
	2005			2004
	Class A	Class B	Total	Class A	Class B	Total
	(in millions, except % and per share data)
Allocation percent—basic	72%	28%	100%	70%	30%	100%
Allocation of cumulative effect of accounting change, net of tax—basic	(731)	(282)	(1,013)	—	—	—
Allocation percent—diluted	73%	27%	100%	70%	30%	100%
Allocation of cumulative effect of accounting change, net of tax—diluted	(736)	(277)	(1,013)	—	—	—

Weighted average shares—basic	2,220	1,027	3,247	1,902	998	2,900

Weighted average shares—diluted	2,277	1,027	3,304	1,974	998	2,972

Earnings per share:
Cumulative effect of accounting change, net of tax—basic	$(0.33)	$(0.27)		$—	$—

Cumulative effect of accounting change, net of tax—diluted	$(0.32)	$(0.27)		$—	$—

	For the three months ended December 31,		For the six months ended December 31,
	2005	2004	2005	2004
	(in millions)		(in millions)
Net income	$1,075	$386	$642	$1,011
Perpetual preference dividends	—	(3)	—	(10)

Net income available to shareholders—basic	1,075	383	642	1,001
Interest on convertible debt	5	5	10	10
Other	(1)	—	(1)	—

Net income available to shareholders—diluted	$1,079	$388	$651	$1,011

	For the three months ended December 31,
	2005			2004
	Class A	Class B	Total	Class A	Class B	Total
	(in millions, except % and per share data)
Allocation percent—basic	72%	28%	100%	69%	31%	100%
Allocation of net income—basic	775	300	1,075	265	118	383
Allocation percent—diluted	73%	27%	100%	70%	30%	100%
Allocation of net income—diluted	783	296	1,079	272	116	388

Weighted average shares—basic	2,206	1,025	3,231	1,901	1,016	2,917

Weighted average shares—diluted	2,255	1,025	3,280	1,976	1,016	2,992

Earnings per share:
Net income—basic	$0.35	$0.29		$0.14	$0.12

Net income—diluted	$0.35	$0.29		$0.14	$0.11

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the six months ended December 31,
	2005			2004
	Class A	Class B	Total	Class A	Class B	Total
	(in millions, except % and per share data)
Allocation percent—basic	72%	28%	100%	70%	30%	100%
Allocation of net income—basic	463	179	642	696	305	1,001
Allocation percent—diluted	73%	27%	100%	70%	30%	100%
Allocation of net income—diluted	473	178	651	711	300	1,011

Weighted average shares—basic	2,220	1,027	3,247	1,902	998	2,900

Weighted average shares—diluted	2,277	1,027	3,304	1,974	998	2,972

Earnings per share:
Net income—basic	$0.21	$0.17		$0.37	$0.31

Net income—diluted	$0.21	$0.17		$0.36	$0.30

Note 16—Additional Financial Information

Interest Expense, Net

Interest expense, net consists of:

	For the three months ended December 31,		For the six months ended December 31,
	2005	2004	2005	2004
	(in millions)		(in millions)
Interest income	$55	$40	$116	$82
Interest expense	(204)	(186)	(398)	(362)
Interest capitalized	8	9	13	18

Interest expense, net	$(141)	$(137)	$(269)	$(262)

Supplemental Cash Flows Information

	For the six months ended December 31,
	2005	2004
	(in millions)
Cash paid for income taxes	$236	$205
Cash paid for interest	337	305

Supplemental information on businesses acquired:
Fair value of assets acquired	1,704	1,633
Cash acquired	25	46
Less: Liabilities assumed	(133)	(800)
Consideration payable	—	(1)
Minority interest acquired	38	82
Cash paid	(1,601)	(160)

Fair value of stock consideration issued to third parties	33	800
Treasury stock acquired	—	5,559

Fair value of stock consideration	$33	$6,359

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17—Subsequent Events

A dividend of $0.06 per Class A Common Stock and a dividend of $0.05 per Class B Common Stock has been declared and is payable on April 19, 2006 to stockholders of record on March 15, 2006.

In January 2006, CBS Corp., owner of the UPN network (“UPN”), and Time Warner Inc., owner of the WB network (the “WB”), announced that UPN and the WB will combine to form a new network (the “new network”), which is expected to launch in September 2006. The Company currently owns nine major-market television stations that are affiliated with UPN. The Company’s affiliation agreement with UPN is set to expire in August 2006 and the affected stations are not expected to be affiliated with the new network. As such, the Company will have to find other programming to broadcast on these stations. To the extent that the Company is not successful launching new programming on the affected stations, the Company’s operating results in the Television segment may be adversely impacted.

On January 18, 2006, Valassis Communications, Inc. (“Valassis”) filed suit against News America Incorporated, News America Marketing FSI, LLC and News America Marketing In-Store, Inc. (collectively “News America”) in the United States District Court for the Eastern District of Michigan. Valassis alleges that News America possesses monopoly power in a claimed in-store advertising and promotions market (the “in-store market”) and has used that power to gain an unfair advantage over Valassis in a purported market for coupons distributed by free standing inserts (“FSIs”). Valassis alleges that News America has entrenched its monopoly power in the in-store market by entering into exclusive contracts with retailers. Valassis further alleges that News America has unlawfully bundled the sale of in-store advertising and promotions with the sale of FSIs and that such bundling constitutes unlawful tying in violation of Sections 1 and 3 of the Sherman Antitrust Act of 1890, as amended (the “Sherman Act”). Valassis also has asserted that News America has violated Section 2 of the Sherman Act, various state antitrust statutes and has tortiously interfered with Valassis’ actual or expected business relationships. The plaintiff’s complaint seeks injunctive relief, damages, fees and costs. News America believes Valassis’ claims are without merit and intends to vigorously defend itself in this matter.

On January 31, 2006, the Company reached an agreement to sell Sky Radio Limited, a commercial radio station group in the Netherlands, to Telegraaf Media Groep N.V. and ING Corporate Investments Participaties B.V., for cash consideration of approximately $225 million. The Company expects to record a gain upon the closing of this transaction.

Note 18—Supplemental Guarantor Information

On June 27, 2003, News America Incorporated (“NAI”), an indirect wholly-owned subsidiary of News Corporation, entered into a $1.75 billion Five Year Credit Agreement (the “Credit Agreement”) with Citibank N.A., as administrative agent, JP Morgan Chase Bank, as syndication agent, and the lenders named therein. News Corporation, FEG Holdings, Inc., Fox Entertainment Group, Inc., News America Marketing FSI, LLC, News Publishing Australia Limited and News Australia Holdings Pty Limited are guarantors (the “Guarantors”) under the Credit Agreement.

The Credit Agreement provides a $1.75 billion revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit, and expires on June 30, 2008. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the Credit Agreement include the requirement that the Company maintain specific gearing and interest coverage ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.15% regardless of facility usage. The Company pays interest of a margin over LIBOR for borrowings and a letter of credit fee of 0.60%. The Company is subject to an additional fee of 0.125% if borrowings under the facility exceed 25% of the committed facility. The interest and fees are based on the Company’s current debt rating.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Guarantors presently guarantee the senior public indebtedness of NAI. The supplemental condensed consolidating financial information of the Guarantors should be read in conjunction with the unaudited consolidated financial statements included herein.

In accordance with SEC rules and regulations, the Company uses the equity method to account for the results of all of the non-guarantor subsidiaries, representing substantially all of the Company’s consolidated results of operations, excluding certain intercompany eliminations.

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of NAI, News Corporation, the subsidiary guarantors of News Corporation, the non-guarantor subsidiaries of News Corporation and the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statement of Operations

For the six months ended December 31, 2005

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	3	—	316	12,028	—	12,347
Expenses	103	—	210	10,205	—	10,518

Operating (loss) income	(100)	—	106	1,823	—	1,829

Other (Expense) Income:
Interest expense, net	(957)	(35)	223	500	—	(269)
Equity earnings (losses) of affiliates	(1)	—	19	328	—	346
Earnings (losses) from subsidiary entities	624	719	293	—	(1,636)	—
Other, net	26	(42)	18	71	—	73

Income (loss) from continuing operations before income tax expense and minority interest in subsidiaries	(408)	642	659	2,722	(1,636)	1,979

Income tax (expense) benefit	139	—	(225)	(927)	339	(674)
Minority interest in subsidiaries, net of tax	—	—	—	(31)	—	(31)

Income (loss) from continuing operations	(269)	642	434	1,764	(1,297)	1,274

Gain on disposition of discontinued operations	—	—	—	381	—	381

Income (loss) before cumulative effect of accounting change	(269)	642	434	2,145	(1,297)	1,655

Cumulative effect of accounting change, net of tax	—	—	—	(1,013)	—	(1,013)

Net income (loss)	(269)	642	434	1,132	(1,297)	642

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statement of Operations

For the six months ended December 31, 2004

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	3	—	305	11,400	—	11,708
Expenses	143	—	217	9,628	—	9,988

Operating (loss) income	(140)	—	88	1,772	—	1,720

Other (Expense) Income:
Interest expense, net	(1,440)	—	347	831	—	(262)
Equity earnings of affiliate	—	—	7	56	—	63
Earnings (losses) from subsidiary entities	1,661	1,011	2,272	—	(4,944)	—
Other, net	114	—	(3)	(34)	—	77

Income (loss) before income tax expense and minority interest in subsidiaries	195	1,011	2,711	2,625	(4,944)	1,598

Income tax (expense) benefit	(68)	—	(948)	(916)	1,476	(456)
Minority interest in subsidiaries, net of tax	—	—	(118)	(13)	—	(131)

Net income (loss)	127	1,011	1,645	1,696	(3,468)	1,011

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Balance Sheet

At December 31, 2005

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Assets:
Current Assets:
Cash and cash equivalents	2,300	2	—	2,941	—	5,243
Receivables, net	25	—	—	5,408	—	5,433
Inventories, net	—	—	57	1,860	—	1,917
Other	22	—	—	357	6	385

Total Current Assets	2,347	2	57	10,566	6	12,978

Non-Current Assets:
Receivables	1	—	—	707	—	708
Inventories, net	—	—	—	2,598	—	2,598
Property, plant and equipment, net	85	—	1	4,368	—	4,454
Intangible assets	121	—	70	10,998	—	11,189
Goodwill	—	—	—	12,167	—	12,167
Other non-current assets	137	—	—	796	—	933
Investments
Investments in associated companies and Other investments	123	—	1,263	9,028	—	10,414
Intragroup investments	45,112	76,640	74,127	15,297	(211,176)	—

Total Investments	45,235	76,640	75,390	24,325	(211,176)	10,414

Total Non-Current Assets	45,579	76,640	75,461	55,959	(211,176)	42,463

Total Assets	47,926	76,642	75,518	66,525	(211,170)	55,441

Liabilities and Stockholders’ Equity

Current Liabilities:
Borrowings	895	—	—	49	—	944
Other current liabilities	256	—	1,239	4,634	359	6,488

Total Current Liabilities	1,151	—	1,239	4,683	359	7,432

Non-current Liabilities:
Borrowings	11,134	—	—	126	—	11,260
Other liabilities	—	—	1,055	6,471	400	7,926
Intercompany	12,526	1,837	(5,117)	(9,246)	—	—

Minority interest in subsidiaries	—	—	—	224	—	224

Stockholders’ Equity	23,115	74,805	78,341	64,267	(211,929)	28,599

Total Liabilities and Stockholders’ Equity	47,926	76,642	75,518	66,525	(211,170)	55,441

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Balance Sheet

At June 30, 2005

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Assets:
Current Assets:
Cash and cash equivalents	4,234	—	—	2,236	—	6,470
Receivables, net	22	—	—	4,331	—	4,353
Inventories, net	—	—	56	1,460	—	1,516
Deferred income taxes	—	—	—	—	155	155
Other	1	—	—	284	—	285

Total Current Assets	4,257	—	56	8,311	155	12,779

Non-Current Assets:
Receivables	1	—	—	672	—	673
Inventories, net	—	—	—	2,366	—	2,366
Property, plant and equipment, net	86	—	9	4,251	—	4,346
Intangible assets	132	—	69	12,316	—	12,517
Goodwill	—	—	—	10,944	—	10,944
Other	130	—	—	669	—	799

Investments
Investments in associated companies and Other investments	109	—	1,245	8,914	—	10,268
Intragroup investments	44,445	75,622	73,917	15,735	(209,719)	—

Total Investments	44,554	75,622	75,162	24,649	(209,719)	10,268

Total Non-Current Assets	44,903	75,622	75,240	55,867	(209,719)	41,913

Total Assets	49,160	75,622	75,296	64,178	(209,564)	54,692

Liabilities and Stockholders’ Equity

Current Liabilities:
Borrowings	880	—	—	32	—	912
Other current liabilities	316	—	1,246	4,081	94	5,737

Total Current Liabilities	1,196	—	1,246	4,113	94	6,649

Non-Current Liabilities:
Borrowings	9,958	—	—	129	—	10,087
Other non-current liabilities	—	—	1,799	8,361	(1,800)	8,360
Intercompany	15,180	593	(4,987)	(10,786)	—	—

Minority interest in subsidiaries	—	—	—	219	—	219

Stockholders’ Equity	22,826	75,029	77,238	62,142	(207,858)	29,377

Total Liabilities and Stockholders’ Equity	49,160	75,622	75,296	64,178	(209,564)	54,692

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statement of Cash Flows

For the six months ended December 31, 2005

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:

Net cash (used in) provided by operating activities	(3,062)	1,243	—	2,280	—	461

Investing and other activities:
Property, plant and equipment	(7)	—	—	(405)	—	(412)
Investments	2	—	—	(1,647)	—	(1,645)
Proceeds from sale of investments, non-current assets and business disposals	—	—	—	510	—	510

Net cash used in investing activities	(5)	—	—	(1,542)	—	(1,547)

Financing activities:
Issuance of debt	1,133	—	—	16	—	1,149
Repayment of debt	—	—	—	(7)	—	(7)
Issuance of shares	—	63	—	10	—	73
Repurchase of shares	—	(1,067)	—	—	—	(1,067)
Dividends paid	—	(237)	—	(4)	—	(241)

Net cash provided by (used in) financing activities	1,133	(1,241)	—	15	—	(93)

Net (decrease) increase in cash and cash equivalents	(1,934)	2	—	753	—	(1,179)
Cash and cash equivalents, beginning of period	4,234	—	—	2,236	—	6,470
Exchange movement on opening cash balance	—	—	—	(48)	—	(48)

Cash and cash equivalents, end of period	2,300	2	—	2,941	—	5,243

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statement of Cash Flows

For the six month period ended December 31, 2004

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:

Net cash (used in) provided by operating activities	(569)	72	125	1,352	—	980

Investing and other activities:
Property, plant and equipment	(1)	—	(3)	(421)	—	(425)
Investments	(3)	—	(122)	(80)	—	(205)
Proceeds from sale of investments, non-current assets and business disposals	14	—	—	530	—	544

Net cash provided by (used in) investing activities	10	—	(125)	29	—	(86)

Financing activities:
Issuance of debt	1,743	—	—	12	—	1,755
Repayment of debt	(15)	—	—	(1,814)	—	(1,829)
Cash on deposit	275	—	—	—	—	275
Issuance of shares	—	30	—	7	—	37
Dividends paid	—	(100)	—	(21)	—	(121)

Net cash provided by (used in) financing activities	2,003	(70)	—	(1,816)	—	117

Net (decrease) increase in cash and cash equivalents	1,444	2	—	(435)	—	1,011
Cash and cash equivalents, beginning of period	1,972	—	3	2,076	—	4,051
Exchange movement on opening cash balance	—	—	—	133	—	133

Cash and cash equivalents, end of period	3,416	2	3	1,774	—	5,195

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes to Supplemental Guarantor Information

(1)	Guarantors consist of the Company and the following wholly-owned subsidiaries of the Company:

Subsidiaries	Jurisdiction of Incorporation	Principal Business

News Australia Holdings Pty Ltd	Australia	A subsidiary of News Corporation, which holds all of the stock of News Holdings Limited (formerly known as The News Corporation Limited),

News Publishing Australia Limited	Delaware, USA	U.S. holding company, which owns 100% of NAI.

FEG Holdings, Inc.	Delaware, USA	A subsidiary of NAI.

News America Marketing FSI, LLC	Delaware, USA	Publishes free-standing inserts.

Fox Entertainment Group, Inc.	Delaware, USA	A subsidiary of News Corporation, principally engaged in the development, production and worldwide distribution of feature films and television programs, television broadcasting, and cable network programming.

(2)	Investments in the Company’s subsidiaries, for purposes of the supplemental condensed consolidating presentation, are accounted for by their parent companies under the equity method of accounting whereby earnings of subsidiaries are reflected in the parent company’s investment account and earnings.

(3)	The guarantees of NAI’s senior public indebtedness constitute senior indebtedness of each of the guarantors thereto, including the Company, and rank pari passu with all present and future senior indebtedness of such guarantors. Because the factual basis underlying the obligations created pursuant to the various facilities and other obligations constituting senior indebtedness of the Company and the guarantors of NAI’s senior public indebtedness, including the Company, differ, it is not possible to predict how a court in bankruptcy would accord priorities among the obligations of the Company and its subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of News Corporation, its directors or its officers with respect to, among other things, trends affecting News Corporation’s financial condition or results of operations. The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other factors is set forth under the heading “Risk Factors,” in this report. News Corporation does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review other documents filed by News Corporation with the Securities and Exchange Commission (“SEC”). This section should be read together with the unaudited consolidated financial statements of News Corporation and related notes set forth elsewhere herein.

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

In the Reorganization, all outstanding ordinary shares and preferred limited voting ordinary shares of The News Corporation Limited (“TNCL”) were cancelled and shares of Class A Common Stock and Class B Common Stock of the Company were issued in exchange, respectively, on a one-for-two share basis. The financial statements have been presented as if the one-for-two share exchange took place on July 1, 2004.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. MD&A is organized as follows:

•	Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as recent developments that have occurred either during fiscal 2006 that the Company believes are important in understanding the results of operations and financial condition or to disclose known trends.

•	Results of Operations—This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2005 and 2004. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description of significant transactions and events that impact the comparability of the results being analyzed is provided.

•	Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2005 and 2004. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

OVERVIEW OF THE COMPANY’S BUSINESS

The Company is a diversified entertainment company, which manages and reports its businesses in eight segments:

•	Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production of original television programming in the United States and Canada.

•	Television, which principally consists of the operation of 35 full power broadcast television stations, including nine duopolies, in the United States (of these stations, 25 are affiliated with the FOX network, nine with the UPN network and one is an independent station); the broadcasting of network programming in the United States; and the development, production and broadcasting of television programming in Asia.

•	Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite (“DBS”) operators in the United States.

•	Direct Broadcast Satellite Television, which principally consists of the distribution of premium programming services via satellite directly to subscribers in Italy.

•	Magazines and Inserts, which principally consists of the publication of free standing inserts, which are promotional booklets containing consumer offers distributed through insertion in local Sunday newspapers in the United States and providing in-store marketing products and services, primarily to consumer packaged goods manufacturers, in the United States and Canada.

•	Newspapers, which principally consists of the publication of four national newspapers in the United Kingdom, the publication of more than 110 newspapers in Australia, and the publication of a mass circulation, metropolitan morning newspaper in the United States.

•	Book Publishing, which principally consists of the publication of English language books throughout the world.

•	Other, which includes NDS Group plc (“NDS”), a company engaged in the business of supplying open end-to-end digital technology and services to digital pay-television platform operators and content providers; Global Cricket Corporation, which has the exclusive rights to broadcast the Cricket World Cup and other related International Cricket Council cricket events through 2007; News Outdoor, an advertising business which offers display advertising in locations throughout Russia and Eastern Europe; and Fox Interactive Media, which operates the Company’s Internet activities.

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

The revenues and operating results of the Filmed Entertainment segment are significantly affected by the timing of the Company’s theatrical and home entertainment releases, the number of its original and returning television series that are aired by television networks, and the number of its television series in off-network syndication. Theatrical and home entertainment release dates are determined by several factors, including timing of vacation and holiday periods and competition in the marketplace. A general reduction in timing between theatrical and home entertainment releases could adversely affect the revenues and operating results of this segment. In seeking to manage its risk, the Company has pursued a strategy of entering into agreements to share the financing of certain films with other parties. The parties to these arrangements include studio and non-studio entities, both domestic and foreign. In several of these agreements, other parties control certain distribution rights.

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

The television broadcast environment is highly competitive. The primary methods of competition in broadcast television are the development and acquisition of popular programming and the development of audience interest through programming promotion, in order to sell advertising at profitable rates. FOX competes for audience, advertising revenues and programming with other broadcast networks such as CBS, ABC, NBC, UPN and the WB, independent television stations, cable program services, as well as other media, including DBS television services, DVDs, video games, print and the Internet. In addition, FOX competes with the other broadcast networks to secure affiliations with independently owned television stations in markets across the country. (See Other Recent Business Developments below for discussion of the announced UPN and WB network combination.)

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

In 2002, Nielsen Media Research (“Nielsen”) began to transition the existing local television ratings system to the use of Local People Meters (“LPMs”) in certain large markets. The transition to LPMs has adversely impacted the ratings of the television stations owned by the Company in the markets where the transition has occurred. In January 2006, Nielsen introduced LPMs in the Dallas and Detroit markets and plans to establish LPMs in the Atlanta market in fiscal 2007.

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

In Asia, STAR’s programming is primarily distributed via satellite to local cable operators or other pay-television platform operators for distribution to their subscribers. STAR derives its revenue from the sale of advertising time as well as affiliate fees from these pay-television platform operators.

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

The Company has several multi-year sports rights agreements, including contracts with the National Football League (“NFL”) through fiscal 2012, contracts with the National Association of Stock Car Auto Racing (“NASCAR”) for certain races and exclusive rights for certain ancillary content through calendar year 2014, and a contract with Major League Baseball (“MLB”) through calendar year 2006. These contracts provide the Company with the broadcast rights to certain national sporting events during their respective terms. The costs of these sports contracts are charged to expense based on the ratio of each period’s operating profits to estimated total remaining operating profit of the contract.

The profitability of these long-term national sports contracts, as discussed above, is based on the Company’s best estimates at December 31, 2005 of directly attributable revenues and costs; such estimates may change in the future, and such changes may be significant. Should revenues decline from estimates applied at December 31, 2005, a loss will be recorded. Should revenues improve as compared to estimated revenues, the Company will have a positive operating profit related to the contract, which will be recognized over the estimated remaining contract term.

While the Company seeks to ensure compliance with federal indecency laws and related regulations of the Federal Communications Commission (the “FCC”), the definition of “indecency” is subject to interpretation and there can be no assurance that the Company will not broadcast programming that is ultimately determined by the FCC to violate the prohibition against indecency. Such programming could subject the Company to regulatory review or investigation, fines, adverse publicity or other sanctions, including the loss of station licenses.

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

During fiscal 2005, competitive DTT services in Italy expanded to include pay-per-view offering of soccer games previously available exclusively on the SKY Italia platform. The Company is currently prohibited from providing a DTT service under regulations of the European Commission. In addition, the Italian government has previously offered a subsidy on the purchase of DTT decoders. As a result, DTT operators could entice potential SKY Italia subscribers to their system.

SKY Italia’s most significant operating expenses are those related to acquiring entertainment, movie and sports programming and subscribers and the production and technical expenses related to operating the technical facilities. Operating expenses related to sports programming are generally recognized over the course of the related sport season, which may cause fluctuations in the operating results of this segment.

Magazines and Inserts

The Magazines and Inserts segment derives revenues from the sale of advertising space in free standing inserts, in-store promotional advertising, subscriptions and production fees. Adverse changes in general market conditions for advertising may affect revenues. Operating expenses for the Magazines and Inserts segment include paper costs, promotional, printing, retail commissions, distribution expenses and production costs. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead.

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

Other Recent Business Developments

In January 2006, CBS Corp., owner of the UPN network (“UPN”), and Time Warner Inc., owner of the WB network (the “WB”), announced that UPN and the WB will combine to form a new network (the “new network”), which is expected to launch in September 2006. The Company currently owns nine major-market television stations that are affiliated with UPN. The Company’s affiliation agreement with UPN is set to expire in August 2006 and the affected stations are not expected to be affiliated with the new network. As such, the Company will have to find other programming to broadcast on these stations. To the extent that the Company is not successful launching new programming on the affected stations, the Company’s operating results in the Television segment may be adversely impacted.

In July 2005, the Company formed a new division, Fox Interactive Media (“FIM”), to expand the Company’s Internet presence, and increase the Company’s opportunity to participate in the growing web-based advertising market. FIM’s primary focus is to build an integrated online Internet network of premier destinations that allows users to experience, engage, customize and personalize their web experience. The Company purchased several Internet companies during September and October through its FIM division.

RESULTS OF OPERATIONS

Results of Operations—For the three and six months ended December 31, 2005 versus the three and six months ended December 31, 2004.

The following table sets forth the Company’s operating results, for the three and six months ended December 31, 2005 as compared to the three and six months ended December 31, 2004.

	For the three months ended December 31,			For the six months ended December 31,
	2005	2004	% Change	2005	2004	% Change
	(in millions, except % and per share amounts)
Revenues	$6,665	$6,562	2%	$12,347	$11,708	5%
Expenses:
Operating	4,471	4,485	—	8,110	7,865	3%
Selling, general and administrative	978	938	4%	1,937	1,797	8%
Depreciation and amortization	197	149	32%	372	277	34%
Other operating charge	99	36	**	99	49	**

Total operating income	$920	$954	(4)%	$1,829	$1,720	6%

Interest expense, net	(141)	(137)	(3)%	(269)	(262)	(3)%
Equity earnings of affiliates	160	48	**	346	63	**
Other, net	62	(114)	**	73	77	(5)%

Income from continuing operations before income tax expense and minority interest in subsidiaries	1,001	751	33%	$1,979	$1,598	24%
Income tax expense	(292)	(276)	(6)%	(674)	(456)	(48)%
Minority interest in subsidiaries, net of tax	(15)	(89)	83%	(31)	(131)	76%

Income from continuing operations	694	386	80%	1,274	1,011	26%
Gain on disposition of discontinued operations, net of tax	381	—	**	381	—	**

Income before cumulative effect of accounting change	1,075	386	**	1,655	1,011	64%
Cumulative effect of accounting change, net of tax	—	—	**	(1,013)	—	**

Net income	$1,075	$386	**	$642	$1,011	(36)%

Diluted earnings per share from continuing operations (1)	$0.21	$0.13	62%	$0.39	$0.34	15%

**	not meaningful
(1)	Represents earnings per share based on the total weighted average shares outstanding (Class A and Class B combined) for the three and six months ended December 31, 2005 and 2004. Class A non-voting common stock (“Class A Common Stock”) carry rights to a greater dividend than Class B voting common stock (“Class B Common Stock”) through fiscal 2007. As such, net income available to the Company’s stockholders is allocated between our two classes of common stock, Class A Common Stock and Class B Common Stock. In fiscal 2008, Class A Common Stock cease to carry any rights to a greater dividend than Class B Common Stock.

Overview—The Company’s revenues increased 2% and 5%, for the three and six months ended December 31, 2005, respectively, as compared to the corresponding periods of fiscal 2005. The increases for the three and six months ended December 31, 2005 were primarily due to revenue increases at the Cable Network Programming, Television, Direct Broadcast Satellite Television and Other segments, which were offset by revenue declines at the Filmed Entertainment segment. Increased revenues at the Newspapers segment also contributed to the revenue increase for the six months ended December 31, 2005 noted above.

Operating expenses were consistent for the three months ended December 31, 2005 with the corresponding period of fiscal 2005. Operating expenses for the six months ended December 31, 2005 increased approximately 3% from the corresponding period of fiscal 2005, primarily due to the Cable Network Programming and Newspaper segments, offset by reduced operating expenses at the Filmed Entertainment segment. The increased operating expenses at the Cable Network Programming segment were due to the consolidation of the Florida and Ohio Regional Sports Networks (“RSNs”), and the consolidation of Fox Sports Net, a national sports program service, in April 2005 and higher programming costs at the remaining RSNs and FX Network (“FX”). The increase at Newspapers segment was primarily due to the consolidation of Queensland Press Pty Ltd (“QPL”). The operating expense reduction at the Filmed Entertainment segment was due to reduced amortization of production and participation costs, as well as reduced home entertainment marketing and manufacturing costs.

Selling, general and administrative expenses increased approximately 4% and 8% for the three and six months ended December 31, 2005, respectively, from the corresponding periods of fiscal 2005, primarily due to the consolidation of the Florida and Ohio RSNs, Fox Sports Net and QPL. In addition, the impact of acquisitions at FIM also contributed to the increase in selling, general and administrative expenses during the three months ended December 31, 2005. Depreciation and amortization expense increased approximately 32% and 34% during the three and six months ended December 31, 2005, respectively, when compared to the corresponding periods of fiscal 2005, primarily due to accelerated depreciation recognized on printing plant assets in the United Kingdom and the amortization of intangible assets acquired on the purchase of the Fox Entertainment Group, Inc. minority interest in March 2005, as well as incremental expenses resulting from the acquisitions at FIM noted above.

During the three and six months ended December 31, 2005, Operating income decreased 4% and increased 6%, respectively, from the corresponding periods of fiscal 2005. The decrease in Operating income during the three months ended December 31, 2005, was primarily due to the $99 million redundancy provision recorded as an other operating charge during the period, at the Newspapers segment, for certain U.K. employees as a result of the Company committing to a reduction in workforce, which is associated with the development of a new printing plant in the United Kingdom. The redundancy provision more than offset the net improvements in revenues and expenses for the three months ended December 31, 2005, noted above. The increase during the six months was due to the changes in revenues and expenses noted above, which were partially offset by the $99 million redundancy provision, also noted above.

Interest expense, net—Interest expense, net, increased $4 million and $7 million for the three and six months ended December 31, 2005, respectively, as compared to the corresponding periods of fiscal 2005. These increases are due primarily to interest on the Company’s issuance of $1.75 billion in senior notes in December 2004 and $1.15 billion in senior notes in December 2005.

Equity earnings (losses) of affiliates—Net earnings from equity affiliates for the three and six months ended December 31, 2005 increased $112 million and $283 million, respectively, as compared to the corresponding periods of fiscal 2005. These improvements were primarily due to increased contributions from The DIRECTV Group (“DIRECTV”) and British Sky Broadcasting Group, plc (“BSkyB”) as a result of higher DBS subscribers and increased pricing, partially offset by the unfavorable impact from foreign currency fluctuations at Sky Brasil.

	For the three months ended December 31,			For the six months ended December 31,
	2005	2004	% Change	2005	2004	% Change
	(in millions, except %)
BSkyB	$86	$64	34%	$186	$142	31%
DIRECTV	19	(77)	**	28	(177)	**
Sky Brasil	(10)	12	**	4	25	(84)%
FOXTEL	(1)	(7)	86%	(3)	(14)	79%
Other equity affiliates	66	56	18%	131	87	51%

Total equity earnings of affiliates	$160	$48	**	$346	$63	**

**	not meaningful

Other, net—Other, net for the three months ended December 31, 2005 was primarily comprised of $68 million of unrealized gains in fair value on the Company’s exchangeable securities, as compared to $86 million of unrealized losses included in the corresponding period of fiscal 2005. Other, net for the six months ended December 31, 2005 was primarily comprised of a $52 million gain on the sale of a cost method investment in China Netcom Group Corporation that occurred during the first quarter of fiscal 2006 and unrealized gains in fair value on the Company’s exchangeable securities of approximately $27 million. The three and six months ended December 31, 2004 included a $55 million loss on the sale of Sky Multi-Country Partners, partially offset by a $39 million gain on the sale of Rogers Sportsnet. The six months ended December 31, 2004 also included unrealized gains in fair value on the Company’s exchangeable securities of approximately $93 million.

Income tax expense—The effective tax rate for the three and six months ended December 31, 2005 was 29.2% and 34.1%, respectively. The effective tax rates for the fiscal 2006 periods are lower than the U.S. statutory rate primarily due to the positive impact of the Company’s application of the American Jobs Creation Act of 2004 (“AJCA”). The Company reflected a tax benefit of approximately $100 million relating to the AJCA primarily resulting from the reduction of prior tax accruals relating to the planned repatriation of foreign earnings at the lower rate of 5.25% under the AJCA.

The effective tax rate for the three months ended December 31, 2005 was lower than the effective tax rate of 36.8% for the corresponding period of fiscal 2005 due to the impact of the AJCA noted above. The effective tax rate for the six months ended December 31, 2005 was higher than the effective tax rate for the corresponding period of fiscal 2005 of 28.6% primarily due to the impact on the effective rate of the resolution of foreign income tax audits in September 2004.

Minority interest in subsidiaries, net of tax—Minority interest expense improved by $74 million and $100 million for the three and six months ended December 31, 2005, respectively, as compared to the corresponding periods of fiscal 2005. These improvements are primarily due to the acquisition of minority shareholders of Fox Entertainment Group, Inc. (“FEG”) in fiscal 2005.

Gain on disposition of discontinued operations, net of tax—In October 2005, the Company sold its TSL Education Ltd. division, which primarily included The Times Educational Supplement publication in the United Kingdom, to Exponent Private Equity for cash consideration of approximately $395 million. In connection with this transaction, the Company recorded a gain of $381 million, net of tax of $0, in Gain on disposition of discontinued operations in the unaudited consolidated statements of operations.

The provision for income taxes reported in discontinued operations of $0 differs from the amount computed using the statutory income tax rate, due to the tax being offset by a release of a valuation allowance that was applied to an existing deferred tax asset established for capital losses, which because of the TSL transaction can now be utilized. Therefore there is no resulting tax liability.

Cumulative effect of accounting change, net of tax—Effective July 1, 2005, the Company adopted Emerging Issues Task Force Topic No. D-108 “Use of the Residual Method to Value Acquired Assets Other Than Goodwill” (“D-108”). D-108 requires companies who have applied the residual value method in the valuation of acquired identifiable intangibles for purchase accounting and impairment testing to now use a direct value method. As a result of the adoption, the Company recorded a charge of $1.6 billion ($1 billion net of tax, or ($0.32) per share of Class A Common Stock and ($0.27) per share of Class B Common Stock), to reduce the intangible balances attributable to its television stations’ FCC licenses. This charge has been reflected as a cumulative effect of accounting change, net of tax in the unaudited consolidated statements of operations.

Net income—Net income increased $689 million and decreased $369 million for the three and six months ended December 31, 2005, respectively, as compared to the corresponding periods of fiscal 2005. The improvement for the three months ended December 31, 2005 primarily reflects the gain on disposition of discontinued operations, an increase in equity earnings from affiliates, increased other income and lower minority interest expense, partially offset by the decrease in operating income. The decline for the six months ended December 31, 2005 primarily reflects the cumulative effect of accounting change, partially offset by the gain on disposition of discontinued operations, an increase in equity earnings from affiliates, lower minority interest expense and the increase in operating income.

Segment Analysis:

The following table sets forth the Company’s revenues and operating income by segment, for the three and six months ended December 31, 2005, as compared to the three and six months ended December 31, 2004.

	For the three months ended December 31,			For the six months ended December 31,
	2005	2004	% Change	2005	2004	% Change
	(in millions, except %)
Revenues:
Filmed Entertainment	$1,607	$1,872	(14)%	$3,026	$3,249	(7)%
Television	1,596	1,564	2%	2,644	2,568	3%
Cable Network Programming	810	624	30%	1,585	1,224	29%
Direct Broadcast Satellite Television	620	581	7%	1,118	996	12%
Magazines and Inserts	265	259	2%	532	491	8%
Newspapers	1,010	1,010	—	2,022	1,875	8%
Book Publishing	390	377	3%	781	741	5%
Other	367	275	33%	639	564	13%

Total revenues	$6,665	$6,562	2%	$12,347	$11,708	5%

Operating (loss) income:
Filmed Entertainment	$299	$407	(27)%	$667	$698	(4)%
Television	183	153	20%	343	387	(11)%
Cable Network Programming	262	227	15%	459	393	17%
Direct Broadcast Satellite Television	(53)	(105)	50%	(114)	(226)	50%
Magazines and Inserts	76	73	4%	152	137	11%
Newspapers	69	184	(63)%	194	302	(36)%
Book Publishing	77	62	24%	147	122	20%
Other	7	(47)	* *	(19)	(93)	80%

Total operating (loss) income	$920	$954	(4)%	$1,829	$1,720	6%

**	not meaningful

Filmed Entertainment (25% and 28% of the Company’s consolidated revenues in the first six months of fiscal 2006 and 2005, respectively)

For the three and six months ended December 31, 2005, revenues at the Filmed Entertainment segment decreased $265 million, or 14%, and $223 million, or 7%, respectively, as compared with the corresponding periods of fiscal 2005. These decreases are primarily due to worldwide home entertainment revenues, which declined 21% and 12% for the three and six months ended December 31, 2005, respectively, as compared to the corresponding periods of fiscal 2005 principally due to a lower number of releases in the current period. The three months ended December 31, 2005 included the worldwide home entertainment releases of Fantastic Four, Kingdom of Heaven, 24 and Family Guy and two distribution releases, Star Wars Episode III: Revenge of the Sith and Mr. & Mrs. Smith. The three months ended December 31, 2004 had a higher volume of releases, including The Day After Tomorrow, I, Robot, Garfield, Dodgeball and Napoleon Dynamite and the catalog performance of the Star Wars Trilogy. Partially offsetting the decrease in worldwide home entertainment revenues in the second quarter of fiscal 2006 was an increase in domestic theatrical revenue attributed principally to the releases of Walk the Line, The Family Stone, Cheaper by the Dozen 2 and The Ringer, as compared to the releases of Sideways, Kinsey, Taxi, Flight of the Phoenix and Fat Albert in the second quarter of fiscal 2005. Domestic theatrical revenues for the six months ended December 31, 2005 were consistent with domestic theatrical revenues for the first half of fiscal 2005.

Home entertainment revenues generated from the sale and distribution of film and television titles in the three months ended December 31, 2005 were 70% and 30%, respectively, and in the six months ended December 31, 2005 were 73% and 27%, respectively.

For the three and six months ended December 31, 2005, the Filmed Entertainment segment Operating income decreased $108 million, or 27%, and $31 million, or 4%, respectively, as compared to the corresponding periods of fiscal 2005. These reductions were due to lower home entertainment revenue, as noted above, and higher theatrical releasing costs, partially offset by lower amortization of production and participation costs directly associated with the decrease in revenues noted above.

Television (21% and 22% of the Company’s consolidated revenues in the first six months of fiscal 2006 and 2005, respectively)

For the three and six months ended December 31, 2005, the Television segment reported revenue increases of $32 million, or 2%, and $76 million, or 3%, respectively, as compared to the corresponding periods of fiscal 2005. For the three and six months ended December 31, 2005, the Television segment reported an increase of $30 million, or 20%, and a decrease of $44 million, or 11%, in Operating income, respectively, from the corresponding periods of fiscal 2005.

Revenues at the Company’s U.S. television operations increased for the three and six months ended December 31, 2005 as compared to the corresponding prior year periods. Advertising revenues increased as a result of higher prime time ratings versus fiscal 2005. Operating Income at the Company’s U.S. television operations for the three months ended December 31, 2005 increased approximately 24% from the second quarter of fiscal 2005. This is attributable to a decrease in operating expenses in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005 due to the timing of off-air media costs relating to the earlier launch of the fall prime time line-up on FOX as compared to fiscal 2005. Operating income for the Company’s U.S. television operations for the six months ended December 31, 2005 decreased by approximately 10% as compared to the corresponding period of fiscal 2005. Expenses increased for the first half of fiscal 2006 as compared to the corresponding period of fiscal 2005 due to higher programming costs for returning series and local news expansions and new sports programming on the Company’s UPN stations.

Revenues for the three and six months ended December 31, 2005 at the Company’s international television operations increased over the corresponding periods of fiscal 2005. These increases were primarily driven by higher advertising and subscription revenues from India. Operating income for the Company’s international television operations increased for the three and six months ended December 31, 2005 over the corresponding periods of fiscal 2005, primarily driven by increased revenues, as noted above, which were partially offset by increased programming costs associated with the launch of new channels and programming.

Cable Network Programming (13% and 10% of the Company’s consolidated revenues in the first six months of fiscal 2006 and 2005, respectively)

For the three and six months ended December 31, 2005, revenues for the Cable Network Programming segment increased $186 million, or 30%, and $361 million, or 29%, respectively, as compared to the corresponding periods of fiscal 2005. For the second quarter of fiscal 2006, Fox News Channel’s (“Fox News”), the FX’s and the RSNs’ revenues increased 12%, 23% and 38%, respectively, from the second quarter of fiscal 2005. For the first half of fiscal 2006, Fox News’, FX’s and the RSNs’ revenues increased 14%, 21% and 34%, respectively, from the corresponding fiscal 2005 period.

Fox News’ advertising revenue increased 7% and 12% for the three and six months ended December 31, 2005, respectively, primarily driven by higher pricing and higher volume. Net affiliate revenue increased 7% and 8% for the three and six months ended December 31, 2005, respectively, as a result of increases in subscribers and average rates per subscriber from the corresponding periods of fiscal 2005. As of December 31, 2005, Fox News reached approximately 88 million Nielsen households.

FX’s advertising revenues increased 27% and 25% for the three and six months ended December 31, 2005, respectively, as compared to the corresponding periods of fiscal 2005. The increases were driven by higher pricing and higher volume in the quarter, as well as higher volume in the first half of fiscal 2006 as compared to the respective periods of fiscal 2005. For the three and six months ended December 31, 2005, net affiliate revenue increased 19% and 18%, respectively, as compared to the corresponding periods of fiscal 2005, reflecting an increase in average rates per subscriber and DBS subscribers. As of December 31, 2005, FX reached approximately 87 million Nielsen households, a 3% increase over the corresponding period of fiscal 2005.

RSNs’ advertising revenues increased 24% and 29% for the three and six months ended December 31, 2005, respectively, as compared to the corresponding periods of fiscal 2005. These increases were primarily due to the consolidation of the Florida and Ohio RSNs acquired in April 2005 and the resumption of NHL games in the second quarter of fiscal 2006 after the cancellation of the 2004-05 National Hockey League (“NHL”) season. In addition, there was an increase in MLB events in the six months ended December 31, 2005 as compared to the corresponding period of fiscal 2005. Affiliate revenues increased 41% and 35% for the three and six months ended December 31, 2005, respectively, as compared to the corresponding periods of fiscal 2005. These increases are primarily due to the consolidation of the Florida and Ohio RSNs, the absence of allowances recorded in the prior year related to the cancellation of the 2004-05 NHL season, an increase in DBS subscribers and higher average rates per subscriber.

The Cable Network Programming segment Operating income increased $35 million, or 15%, and $66 million, or 17% for the three and six months ended December 31, 2005, respectively, as compared to the corresponding periods of fiscal 2005. These improvements were primarily driven by the revenue increases noted above, partially offset by higher programming expenses. Programming expenses increased primarily due to the consolidation of the Florida and Ohio RSNs and Fox Sports Net in April 2005 and the programming costs associated with the resumption of NHL games after the cancellation of the 2004-05 season. Also contributing to this increase were newly acquired series and more original programming at FX. In addition, for the first half of fiscal 2006, marketing expenses increased at FX due to increased promotion costs for its new original series as well as returning shows in the first quarter of fiscal 2006.

Direct Broadcast Satellite Television (9% of the Company’s consolidated revenues in the first six months of fiscal 2006 and 2005)

For the three and six months ended December 31, 2005, SKY Italia revenues increased $39 million, or 7%, and $122 million, or 12%, respectively, as compared to the corresponding periods of fiscal 2005. During the three and six months ended December 31, 2005, the strengthening of the U.S. dollar resulted in decreases of approximately 7% and 4% of revenues, respectively, and 8% and 4% of operating results, respectively, as compared to the corresponding periods of fiscal 2005. This revenue growth was primarily driven by an increase of approximately 500,000 subscribers over the corresponding period of fiscal 2005. During the second quarter of fiscal 2006, SKY Italia added 200,000 net subscribers, which resulted in SKY Italia’s subscriber base totaling 3.6 million at December 31, 2005. The total churn in the second quarter of fiscal 2006 was approximately 70,000 subscribers on an average subscriber base of 3.5 million as compared to churn of approximately 70,000 subscribers on an average subscriber base of 3 million in the corresponding period of fiscal 2005. Subscriber churn for the period represents the number of SKY Italia subscribers whose service is disconnected during the period. The total churn for the six months ended December 31, 2005 was approximately 186,000 on an average subscriber base of 3.5 million as compared to churn of approximately 150,000 subscribers on an average subscriber base of 2.9 million in the corresponding period of fiscal 2005.

Average revenue per subscriber (“ARPU”) for the three and six months ended December 31, 2005 was approximately €45 and approximately €41, respectively, which is consistent with the ARPU for the corresponding periods of fiscal 2005. SKY Italia calculates ARPU by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue for the period. Average subscribers are calculated for the period by adding the beginning and ending subscribers for the period and dividing by two.

Subscriber acquisition costs per subscriber (“SAC”) increased from approximately €245 in the second quarter of fiscal 2005 to approximately €275 in the second quarter of fiscal 2006 due to higher costs associated with the free installation offer for new subscribers. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross SKY Italia subscribers during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly by SKY Italia to subscribers and the costs related to installation and acquisition advertising, net of any upfront activation fee. SKY Italia excludes the value of equipment capitalized under SKY Italia’s equipment lease program as well as payments and the value of returned equipment related to disconnected lease program subscribers from subscriber acquisition costs.

For the three and six months ended December 31, 2005, operating losses at SKY Italia improved by $52 million, or 50%, and $112 million, or 50%, as compared to the corresponding periods of fiscal 2005. These improvements were primarily due to the revenue increases noted above, partially offset by higher operating expenses as a result of the increased volume and higher selling expenses due to higher new subscriber selection of the free installation offer and a $12 million charge resulting from an arbitration settlement on certain programming rights.

Magazines and Inserts (4% of the Company’s consolidated revenues in the first six months of fiscal 2006 and 2005)

For the three and six months ended December 31, 2005 revenues at the Magazines and Inserts segment increased $6 million, or 2%, and $41 million, or 8%, as compared to the corresponding periods of fiscal 2005, respectively. The increase in the three months ended December 31, 2005 primarily resulted from an increase in the Company’s In-Store advertising business due to higher demand for its In-Store shelf advertising products in supermarkets, partially offset by lower volume and revenue rates in the free standing insert division. For the six months ended December 31, 2005, volume increases in the free standing inserts division, as well as an increase in demand for the Company’s In-Store shelf products resulted in an increase in revenues as compared to the first half of fiscal 2005.

Operating income for the three and six months ended December 31, 2005 increased $3 million, or 4%, and $15 million, or 11%, as compared to the corresponding periods of fiscal 2005, respectively. The increases were primarily due to volume increases at the In-Store advertising business, partially offset by the lower revenue rates in the free standing insert division, as noted above.

Newspapers (16% of the Company’s consolidated revenues in the first six months of fiscal 2006 and 2005)

The Newspapers segment revenues remained consistent for the three months ended December 31, 2005 as compared to the corresponding period of fiscal 2005 and increased $147 million, or 8%, for the six months ended December 31, 2005 as compared to the corresponding period of fiscal 2005. For the three and six months ended December 31, 2005, Operating income decreased $115 million, or 63%, and $108 million, or 36%, respectively, from the corresponding periods of fiscal 2005. During the three months ended December 31, 2005, the strengthening of the U.S. dollar resulted in decreases of approximately 3% and 4% in revenues and operating income, respectively, as compared to the corresponding period of fiscal 2005. The value of the U.S. dollar during the six months ended December 31, 2005, was consistent with that of the corresponding period of fiscal 2005.

For the three and six months ended December 31, 2005, U.K. newspapers’ revenues decreased 5% and 10%, respectively, as compared to the corresponding periods of fiscal 2005. For the three and six months ended December 31, 2005, U.K. newspapers’ advertising revenues decreased from the corresponding periods of fiscal 2005 as a result of a general weakness in the U.K. advertising market. Circulation revenues increased over the corresponding periods of fiscal 2005 due to cover price increases across all titles and higher net circulation on The Sun and The Times as a result of promotional activities. Operating income at the U.K. newspapers decreased 32% and 44% for the three and six months ended December 31, 2005, respectively, as compared to the corresponding periods of fiscal 2005. The decreases are principally due to increased depreciation and other costs associated with the development of new printing plants in the United Kingdom and a $99 million redundancy provision recorded in the second quarter of fiscal 2006 for certain U.K. production employees as a result of the Company committing to reduction in workforce expected to occur in fiscal 2007 and 2008. The Company expects annualized personnel cost savings of approximately $65 million when the U.K. workforce reduction is completed. Also contributing to the decrease in operating income were increased promotional costs on The Sun, The Times and The News of the World and higher newsprint costs.

For the three and six months ended December 31, 2005, the Australian newspapers’ revenues increased 12% and 26%, respectively, as compared to the corresponding periods of fiscal 2005. The increases during the three and six months ended December 31, 2005 are primarily due to the consolidation of the results of QPL beginning in November 2004. Improved display and classified advertising revenues also contributed to the increase during the six months ended December 31, 2005 as compared to the corresponding period of fiscal 2005. The advertising revenue increase during the six months ended December 31, 2005 was driven by the continued stable economic conditions in Australia and new sales initiatives, resulting in gains in national and classified advertising. The Australian newspapers Operating income increased 9% and 29%, respectively, for the three and six months ended December 31, 2005 as compared to the corresponding periods of fiscal 2005 primarily due to the revenue increases noted above offset by increased personnel and promotional costs.

Book Publishing (6% of the Company’s consolidated revenues in the first six months of fiscal 2006 and 2005)

For the three and six months ended December 31, 2005, revenues at HarperCollins increased $13 million, or 3%, and $40 million, or 5%, from the corresponding periods of fiscal 2005, respectively. These increases are primarily attributable to more bestsellers in the quarter and the strength of The Chronicles of Narnia series in the Childrens divisions. During the three months ended December 31, 2005, HarperCollins had 43 titles on the New York Times Bestseller List with five titles reaching the number one position. During the six months ended December 31, 2005, HarperCollins had 66 titles on the New York Times Bestseller List with ten reaching the number one position.

Operating income for the three and six months ended December 31, 2005 increased $15 million, or 24%, and $25 million, or 20%, from the corresponding periods of fiscal 2005, respectively, primarily due to the revenue increases noted above.

Other (5% of the Company’s consolidated revenues in the first six months of fiscal 2006 and 2005)

For the three and six months ended December 31, 2005, revenues at the Other segment increased $92 million, or 33%, and $75 million, or 13%, respectively, as compared to the corresponding periods of fiscal 2005. The increases were primarily driven by incremental revenues from FIM as the Company acquired Intermix Media, Inc. and Scout Media, Inc. in September 2005 and IGN Entertainment, Inc. in October 2005.

For the three and six months ended December 31, 2005, Operating results improved $54 million and $74 million, respectively, as compared to the corresponding periods of fiscal 2005. The prior year results included reorganization costs in connection with the Company’s incorporation in the United States. Also contributing to the three and six months ended December 31, 2005 improvements, was higher operating profit from News Outdoor.

Liquidity and Capital Resources

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds; however, the Company has access to the worldwide capital markets, a $1.75 billion revolving credit facility and various film financing alternatives to supplement its cash flows. The availability under the revolving credit facility as of December 31, 2005 was reduced by letters of credit issued which totaled $166 million. As of December 31, 2005, the Company had consolidated cash and cash equivalents of approximately $5.2 billion. The Company believes that cash flows from operations will be adequate for the Company to conduct its operations. The Company’s internally generated funds are highly dependent upon the state of the advertising market and public acceptance of film and television products. Any significant decline in the advertising market or the performance of its films could adversely impact its cash flows from operations which could require the Company to seek other sources of funds including proceeds from the sale of certain assets or other alternative sources.

The principal uses of cash that affect the Company’s liquidity position include the following: investments in the production and distribution of new feature films and television programs; the acquisition of and payments under programming rights for entertainment and sports programming; paper purchases; operational expenditures; capital expenditures; interest expense; income tax payments; investments in equity affiliates; dividends; debt repayments; business acquisitions; and stock repurchases.

Sources and uses of cash

Net cash provided by operating activities for the six months ended December 31, 2005 and 2004 was as follows (in millions):

For the six months ended December 31,	2005	2004
Net cash provided by operating activities	$461	$980

The decrease in net cash provided by operating activities primarily reflects the timing of the sale of home entertainment product and related lower cash collections, higher film and television production spending at the Filmed Entertainment segment and higher sports rights payments during the six months ended December 31, 2005.

Net cash used in investing activities for the six months ended December 31, 2005 and 2004 was as follows (in millions):

For the six months ended December 31,	2005	2004
Property, plant and equipment	$(412)	$(425)
Acquisitions, net of cash acquired	(1,576)	(114)
Investments in equity affiliates	(29)	(61)
Other investments	(40)	(30)
Proceeds from sale of investments and other non-current assets	115	544
Proceeds from disposition of discontinued operations	395	—

Net cash used in investing activities	$(1,547)	$(86)

Cash used in investing activities during the six months ended December 31, 2005 was higher than the corresponding period of fiscal 2005 primarily due to the acquisitions of Intermix Media, Inc. and IGN Entertainment, Inc. that occurred during the first half of fiscal 2006. The cash used in investing activities during the six months ended December 31, 2005 was partially offset by proceeds received from the disposition of discontinued operations as the Company sold its TSL Education Ltd. division to Exponent Private Equity for approximately $395 million in cash consideration in October 2005.

The Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

In fiscal 2005, the Company announced its intentions to invest in new printing plants in the United Kingdom and Australia to take advantage of technological and market changes. The Company intends to invest approximately $1 billion in the United Kingdom on printing plants for The Sun, the News of the World, The Times and The Sunday Times and $500 million for Australian printing plants. The Company plans to fully fund the investment out of its operating cash flow. Depreciation expense on plant and equipment that will be replaced will be accelerated over the next four to five years.

Net cash (used in) provided by financing activities for the six months ended December 31, 2005 and 2004 was as follows (in millions):

For the six months ended December 31,	2005	2004
Borrowings	$1,149	$1,755
Repayment of borrowings	(7)	(1,829)
Cash on deposit	—	275
Issuance of shares	73	37
Repurchase of shares	(1,067)	—
Dividends paid	(241)	(121)

Net cash (used in) provided by financing activities	$(93)	$117

Net cash used in financing activities during the six months ended December 31, 2005 changed from net cash provided by financing activities in the corresponding period of fiscal 2005 primarily due to the implementation of the stock repurchase program, offset by an increase in net borrowings in the first half of 2006 as compared to the first half of fiscal 2005.

Borrowings	2005
Notes due 2035	$1,133
All other	16

$1,149

In December 2005, the Company issued approximately $1,150 million of 6.40% Senior Notes due 2035. The Company received proceeds of $1,133 million on the issuance of this debt, net of expenses. These notes are issued under the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America Incorporated, the Company and the subsidiary guarantors named therein and The Bank of New York, as Trustee.

LYONs

The Company’s Liquid Yield Option Notes (“LYONs™”) pay no interest and have an aggregate principal amount at maturity of $1,515 million representing a yield of 3.5% per annum on the issue price. The holders may exchange the notes at any time into Class A Common Stock or, at the option of the Company, the cash equivalent thereof at a fixed exchange rate of 24.2966 shares of Class A Common Stock per $1,000 note. The notes are redeemable at the option of the holders on February 28, 2006, February 28, 2011 and February 28, 2016 at a price of $594.25, $706.82 and $840.73, respectively. The Company, at its election, may satisfy the redemption amounts in cash, Class A Common Stock or any combination thereof. The Company has given notice to holders that any notes tendered on February 28, 2006 will be redeemed for cash at the specified redemption amounts. The Company expects the holders of the LYONs will exercise their redemption right on February 28, 2006 and the Company currently expects to satisfy this redemption by paying cash. If all of the outstanding LYONs are redeemed, the cash amount paid by the Company on February 28, 2006, will be approximately $900 million.

Other

The Company’s $200 million, 8.45% Senior Debentures due August 2034 may be put at the option of the holder to the Company in August 2006 at par. Additionally, the Company’s $240 million, 7.43% Senior Debentures due October 2026 may be put at the option of the holder to the Company in October 2006 at par. These debentures are currently trading significantly above par and the Company believes that under the current low U.S. interest rate environment the debentures will not be put to the Company. Accordingly, the Company does not currently believe that these borrowings will impact the Company’s liquidity in the next twelve months.

Ratings of the Public Debt

The table below summarizes the Company’s credit ratings as of December 31, 2005.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa 2	Stable
Standard & Poor’s	BBB	Stable

Revolving Credit Agreement

On June 27, 2003, News America Incorporated (“NAI”), a subsidiary of the Company, entered into a $1.75 billion Five Year Credit Agreement (the “Credit Agreement”) with Citibank N.A., as administrative agent, JP Morgan Chase Bank, as syndication agent, and the lenders named therein. News Corporation, FEG Holdings, Inc., Fox Entertainment Group, Inc., News America Marketing FSI, LLC, News Publishing Australia Limited and News Australia Holdings Pty Limited are guarantors (the “Guarantors”) under the Credit Agreement. The Credit Agreement provides a $1.75 billion revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit, and expires on June 30, 2008. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the Credit Agreement include the requirement that the Company maintain specific gearing and interest coverage ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.15% regardless of facility usage. The Company pays interest of a margin over LIBOR for borrowings and a letter of credit fee of 0.60%. The Company is subject to additional fees of 0.125% if borrowings under the facility exceed 25% of the committed facility. The interest and fees are based on the Company’s current debt rating. At December 31, 2005, letters of credit representing $166 million were issued under the Credit Agreement.

Commitments

As a result of the FIM acquisitions that occurred in September and October 2005, the Company has commitments under certain contractual arrangements to make future payments of up to a maximum of $135 million as of December 31, 2005. These commitments are comprised of operating leases, capital expenditures and contractual employee obligations.

In December 2005, the Company signed a new broadcast rights agreement with NASCAR for certain races and exclusive rights for certain ancillary content for an eight year term, commencing in calendar year 2007 in the amount of $1.7 billion.

Other than noted above, the Company’s commitments have not changed significantly from disclosures included in the Company’s Annual Report Form 10-K for the fiscal year ended June 30, 2005 filed with the SEC on September 1, 2005.

Guarantees

The Company’s guarantees have not changed significantly from disclosures included in the Company’s Annual Report Form 10-K for the fiscal year ended June 30, 2005 filed with the SEC on September 1, 2005.

Contingencies

The Company is party to several purchase and sale arrangements, which become exercisable over the next ten years by the Company or the counter-party to the agreement. Total contingent receipts/payments under these agreements (including cash and stock) have not been included in the Company’s financial statements.

The Company currently has one significant arrangement that is exercisable. The Company’s wholly-owned subsidiary, News Out of Home owns and operates outdoor advertising companies located in Eastern Europe and also owns 68% of Media Support Services Limited, an outdoor advertising company with operating subsidiaries located in Russia. The minority stockholders of Media Support Services Limited currently have the right to sell their interests to News Out of Home. The Company believes that none of the purchase and sale arrangements expected to take place in the next twelve months will have a material effect on its consolidated financial condition, future results of operations or liquidity.

The Company experiences routine litigation in the normal course of its business. The Company believes that none of its pending litigation will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

The Company’s operations are subject to tax in various domestic and international jurisdictions. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

Risk Factors

Prospective investors should consider carefully the risk factors set forth below before making an investment in the Company’s securities.

A Decline in Advertising Expenditures Could Cause the Company’s Revenues and Operating Results to Decline Significantly in any Given Period or in Specific Markets.

The Company derives substantial revenues from the sale of advertising on its television stations, broadcast and cable networks, newspapers and inserts and DBS television services. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’

spending priorities. This could cause the Company’s revenues and operating results to decline significantly in any given period or in specific markets. Rating points for the Company’s television stations and broadcast and cable networks are also factors that are weighed when deciding on the advertising rates and the renegotiation of affiliate rates that the Company receives. Poor ratings can lead to a reduction in pricing and advertising spending. In addition, newer technologies, including video-on-demand, personal video recorders and other devices that allow users to view television or motion pictures from a remote location or on a time-delayed basis, and technologies which implement the ability for users to fast-forward, rewind, pause and skip programming may cause changes in consumer behavior that could affect the attractiveness of the Company’s offerings to viewers, advertisers and/or distributors and could, therefore, have an adverse effect on the Company’s businesses.

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

The Company is dependent upon the maintenance of affiliation agreements with third-party owned television stations, and there can be no assurance that these affiliation agreements will be renewed in the future on terms acceptable to the Company. The loss of a significant number of these affiliation arrangements could reduce the distribution of FOX and adversely affect the Company’s ability to sell national advertising time. Similarly, the Company’s cable networks maintain affiliation and carriage arrangements that enable them to reach a large percentage of cable and direct broadcast satellite households across the United States. The loss of a significant number of these arrangements or the loss of carriage on basic programming tiers could reduce the distribution of the Company’s cable networks, which may adversely affect those networks’ revenues from subscriber fees and their ability to sell national and local advertising time.

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

Technological Developments May Increase the Threat of Content Piracy and Signal Theft and Limit the Company’s Ability to Protect Its Intellectual Property Rights.

The Company seeks to limit the threat of content piracy and DBS programming signal theft; however, policing unauthorized use of the Company’s products and services and related intellectual property is often difficult and the steps taken by the Company may not in every case prevent the infringement by unauthorized third parties. Developments in technology, including digital copying, file compressing and the growing penetration of high-bandwidth Internet connections, increase the threat of content piracy by making it easier to duplicate and widely distribute pirated material. In addition, developments in software or devices that circumvent encryption technology increase the threat of unauthorized use and distribution of DBS programming signals The Company has taken, and will continue to take, a variety of actions to combat piracy and signal theft, both individually and, in some instances, together with industry associations. There can be no assurance that the Company’s efforts to enforce its rights and protect its products, services and intellectual property will be successful in preventing content piracy or signal theft. Content piracy and signal theft present a threat to the Company’s revenues from products and services, including, but not limited to, films, television shows, books and DBS programming.

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

In addition, the Company has also adopted a stockholder rights plan, which would cause extreme dilution to any person or group that attempts to acquire a significant interest in the Company without advance approval of its Board of Directors. Further, as a result of Mr. K. Rupert Murdoch’s ability to appoint certain members of the board of directors of the corporate trustee of the A.E. Harris Trust, which beneficially owns 2.7% of the Company’s Class A Common Stock and 29.4% of its Class B Common Stock, Mr. K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the A.E. Harris Trust. Mr. K. Rupert Murdoch, however, disclaims any beneficial ownership of those shares. Also, Mr. K. Rupert Murdoch beneficially owns an additional 0.7% of the Company’s Class A Common Stock and 1.1% of its Class B Common Stock. Thus, Mr. K. Rupert Murdoch may be deemed to beneficially own in the aggregate 3.4% of the Company’s Class A Common Stock and 30.5% of its Class B Common Stock.

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

Foreign Currency Exchange Rates

News Corporation conducts operations in four principal currencies: the U.S. dollar, the British pound sterling, the Australian dollar and the Euro. These currencies operate as the functional currency for the Company’s U.S., U.K., Australian and Italian operations, respectively. Cash is managed centrally within each of the four regions with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, drawdowns in the appropriate local currency are available either under the Credit Agreement or from intercompany borrowings. Since earnings of the Company’s Australian and European operations are expected to be reinvested in those businesses indefinitely (excluding amounts that have been or will be repatriated under the American Jobs Creation Act), the Company does not hedge its investment in the net assets of those foreign operations.

At December 31, 2005, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $95 million (including the Company’s non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $22 million at December 31, 2005.

Interest Rates

The Company’s current financing arrangements and facilities include $12.2 billion of outstanding debt which is substantially fixed interest and the Credit Agreement, which carries variable interest. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. As of December 31, 2005, substantially all of the Company’s financial instruments with exposure to interest rate risk was denominated in U.S. dollars and had an aggregate fair value of $13.2 billion. The potential change in fair value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $557 million at December 31, 2005.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity affiliates and have an aggregate fair value of approximately $14,034 million as of December 31, 2005. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $12,631 million. Such a hypothetical decrease would result in a decrease in comprehensive income of approximately $7 million, as any changes in fair value of the Company’s equity affiliates are not recognized unless deemed other-than-temporary, as these investments are accounted for under the equity method.

In accordance with SFAS No. 133, the Company has recorded the conversion feature embedded in its exchangeable debentures in other liabilities. At December 31, 2005, the fair value of this conversion feature is $130 million and is sensitive to movements in the share price of one of the Company’s publicly traded equity affiliates. A 10% increase in the price of the underlying stock, holding other factors constant, would increase the fair value of the call option by approximately $32 million.

PART I

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 11 to the unaudited consolidated financial statements, which is incorporated by reference.

ITEM 1A. RISK FACTORS

See “Risk Factors” beginning on page 62, which is incorporated by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2005, the Company announced a stock repurchase program under which the Company is authorized to acquire from time to time up to an aggregate of $3 billion in Class A Common Stock and Class B Common Stock.

Below is a summary of the Company’s purchases of its Class A Common Stock and Class B Common Stock during the three months ended December 31, 2005:

	Total Number of Shares Purchased	Average Price per Share	Total Cost of Purchase
			(in millions)
Common Stock—October Class A	13,416,600	15.19	204
Common Stock—November Class A	10,239,500	14.86	152
Common Stock—November Class B	5,732,200	15.40	88
Common Stock—December Class A	13,067,100	15.61	204
Common Stock—December Class B	12,606,558	16.34	206

Total	55,061,958		$854

The remaining authorized amount at December 31, 2005, excluding commissions under the Company’s stock repurchase program is approximately $1.4 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders (the “Annual Meeting”) on October 21, 2005. A brief description of the matters voted upon at the Annual Meeting and the results of the voting on such matters is set forth below.

Proposal 1: The following individuals were elected as Class III Directors:

Name	For	Withheld
Chase Carey	680,091,445	119,986,760
Peter Chernin	694,227,697	108,385,267
Roderick I. Eddington	672,506,004	122,577,461
Andrew S.B. Knight	679,401,096	118,211,977

Proposal 2: A proposal to ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2006 was voted upon as follows:

For:	811,995,582
Against:	4,148,804
Abstain:	1,430,258

Proposal 3: A proposal to approve the issuance of shares of Class A Common Stock to the A.E. Harris Trust, in lieu of cash, pursuant to an amendment to an agreement relating the Company’s reincorporation to the United States in November 2004 was voted upon as follows:

For:	457,860,038
Against:	18,039,072
Abstain:	309,762,584

Proposal 4: A proposal to approve an increase in the aggregate annual limit on the amount of fees paid to Non-Executive Directors was voted upon as follows:

For:	333,095,873
Against:	143,686,516
Abstain:	309,488,153

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a) Exhibits.

4.1	Form of Notes representing $1.15 billion principal amount of 6.40% Senior Notes due 2035 and Officers’ Certificate of News Corporation relating thereto, dated December 23, 2005, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among the Company and the subsidiary guarantors named therein and The Bank of New York, as Trustee.*

4.2	Registration Rights Agreement, dated December 23, 2005, by and among News America Incorporated, the Guarantors listed therein and Citigroup Global Markets Inc.*

4.3	Tenth Supplemental Indenture, dated as of March 14, 2005, by and among News America Incorporated, the guarantors named therein and the Bank of New York, as Trustee, with respect to senior debt securities.*

4.4	Eleventh Supplemental Indenture, dated as of March 21, 2005, by and among News America Incorporated, the guarantors named therein and the Bank of New York, as Trustee, with respect to senior debt securities.*

10.1	Non-Executive Director Compensation Summary Sheet.*

10.2	Amended and Restated Employment Agreement, effective as of August 15, 2005, between News America Incorporated and Roger Ailes.[1]

12.1	Ratio of Earnings to Fixed Charges *

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

*	Filed herewith.
[1]	Incorporated by reference to exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission of December 20, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/S/ DAVID F. DEVOE
David F. DeVoe Senior Executive Vice President and Chief Financial Officer

Date:	February 8, 2006