Form 10-Q
period 2006-03-31
NEWS CORP
filed 2006-05-11
CIK 1308161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

NEWS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 9, 2006, 2,166,089,195 shares of Class A Common Stock, par value $0.01 per share, and 987,948,111 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	For the three months ended March 31,		For the nine months ended March 31,
	2006	2005	2006	2005
Revenues	$6,198	$6,043	$18,545	$17,751
Expenses:
Operating	4,006	4,060	12,116	11,925
Selling, general and administrative	989	918	2,926	2,715
Depreciation and amortization	189	176	561	453
Other operating charges	3	—	102	49

Operating income	1,011	889	2,840	2,609
Other income (expense):
Interest expense, net	(141)	(143)	(410)	(405)
Equity earnings of affiliates	264	91	610	154
Other, net	170	(62)	243	15

Income from continuing operations before income tax expense and minority interest in subsidiaries	1,304	775	3,283	2,373
Income tax expense	(471)	(317)	(1,145)	(773)
Minority interest in subsidiaries, net of tax	(13)	(58)	(44)	(189)

Income from continuing operations	820	400	2,094	1,411
Gain on disposition of discontinued operations, net of tax	—	—	381	—

Income before cumulative effect of accounting change	820	400	2,475	1,411
Cumulative effect of accounting change, net of tax	—	—	(1,013)	—

Net income	$820	$400	$1,462	$1,411

Basic earnings per share:
Income from continuing operations
Class A	$0.27	$0.14	$0.68	$0.51
Class B	$0.23	$0.12	$0.57	$0.43
Net income
Class A	$0.27	$0.14	$0.48	$0.51
Class B	$0.23	$0.12	$0.40	$0.43
Diluted earnings per share:
Income from continuing operations
Class A	$0.27	$0.14	$0.68	$0.50
Class B	$0.22	$0.12	$0.57	$0.42
Net income
Class A	$0.27	$0.14	$0.48	$0.50
Class B	$0.22	$0.12	$0.40	$0.42

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	At March 31, 2006	At June 30, 2005
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$5,324	$6,470
Receivables, net	4,893	4,353
Inventories, net	1,817	1,516
Other	368	440

Total current assets	12,402	12,779

Non-current assets:
Receivables	703	673
Investments	10,393	10,268
Inventories, net	2,872	2,366
Property, plant and equipment, net	4,505	4,346
Intangible assets	11,280	12,517
Goodwill	12,148	10,944
Other non-current assets	962	799

Total non-current assets	42,863	41,913

Total assets	$55,265	$54,692

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings	$57	$912
Accounts payable, accrued expenses and other current liabilities	3,966	3,564
Participations, residuals and royalties payable	1,218	1,051
Program rights payable	878	696
Deferred revenue	526	426

Total current liabilities	6,645	6,649

Non-current liabilities:
Borrowings	11,368	10,087
Other liabilities	3,714	3,543
Deferred income taxes	4,782	4,817
Minority interest in subsidiaries	242	219
Commitments and contingencies
Stockholders’ Equity:
Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 2,170,118,495 shares and 2,237,072,659 shares issued and outstanding, net of 1,761,942,441 and 1,739,914,819 treasury shares at par at March 31, 2006 and June 30, 2005, respectively	22	22
Class B common stock, $0.01 par value, 3,000,000,000 shares authorized, 990,559,958 shares and 1,029,576,988 shares issued and outstanding, net of 313,721,702 treasury shares at par at March 31, 2006 and June 30, 2005	10	10
Additional paid-in capital	28,179	30,044
Retained earnings (deficit) and accumulated other comprehensive loss	303	(699)

Total stockholders’ equity	28,514	29,377

Total liabilities and stockholders’ equity	$55,265	$54,692

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the nine months ended March 31,
	2006	2005
Operating activities:
Net income	$1,462	$1,411
Gain on disposition of discontinued operations, net of tax	(381)	—
Cumulative effect of accounting change, net of tax	1,013	—

Income from continuing operations	2,094	1,411

Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	561	453
Amortization of cable distribution investments	78	86
Equity earnings of affiliates	(610)	(154)
Cash distributions received from investees	111	78
Other, net	(243)	(15)
Minority interest in subsidiaries, net of tax	44	189
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(692)	(612)
Inventories, net	(995)	20
Accounts payable and other liabilities	1,701	857

Net cash provided by operating activities	2,049	2,313

Investing activities:
Property, plant and equipment, net of acquisitions	(648)	(710)
Acquisitions, net of cash acquired	(1,578)	(141)
Investments in equity affiliates	(39)	(142)
Other investments	(46)	(30)
Proceeds from sale of investments and other non-current assets	404	643
Proceeds from disposition of discontinued operations	395	—

Net cash used in investing activities	(1,512)	(380)

Financing activities:
Borrowings	1,149	1,776
Repayment of borrowings	(839)	(2,095)
Cash on deposit	—	275
Issuance of shares	110	65
Repurchase of shares	(1,810)	—
Dividends paid	(246)	(124)

Net cash used in provided by financing activities	(1,636)	(103)

Net (decrease) increase in cash and cash equivalents	(1,099)	1,830
Cash and cash equivalents, beginning of period	6,470	4,051
Exchange movement on opening cash balance	(47)	112

Cash and cash equivalents, end of period	$5,324	$5,993

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

News Corporation is a diversified entertainment company. The Company manages and reports its businesses in eight segments, which are: Filmed Entertainment, Television, Cable Network Programming, Direct Broadcast Satellite Television, Magazines and Inserts, Newspapers, Book Publishing and Other.

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

The financial statements include the accounts of News Corporation and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but does not exercise control and is not the primary beneficiary are accounted for using the equity method. Investments in which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

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

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to each reporting date. As such, all references to March 31, 2006 and March 31, 2005 relate to the three and nine month periods ended April 2, 2006 and March 27, 2005, respectively. For convenience purposes, the Company continues to date its financial statements as of March 31st.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation (continued)

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” total comprehensive income for the Company consists of the following:

	For the three months ended March 31,		For the nine months ended March 31,
	2006	2005	2006	2005
	(in millions)
Net income, as reported	$820	$400	$1,462	$1,411
Other comprehensive income:
Foreign currency translation adjustments	(39)	(22)	(224)	521
Unrealized holding (losses) gains on securities, net of tax	(9)	17	(58)	37

Total comprehensive income	$772	$395	$1,180	$1,969

Recent Accounting Pronouncements

In October 2004, the American Jobs Creation Act (the “Act”) was signed into law. The Act includes a temporary incentive for U.S. multinationals to repatriate foreign earnings at the favorable effective tax rate of 5.25%. Such repatriations must occur in either an enterprise’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the date of enactment. In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 allows companies additional time to evaluate the effect of the Act as to whether unrepatriated foreign earnings continue to qualify for the SFAS No. 109, “Accounting for Income Taxes” exception regarding non-recognition of deferred tax liabilities and requires explanatory disclosures from those who need the additional time.

Under the Act, the maximum amount that the Company can repatriate under the favorable tax treatment is $500 million, which results in a tax benefit to the Company of approximately $150 million. Through March 31, 2006, the Company has provided deferred taxes on a portion of undistributed earnings of its foreign subsidiaries, at the statutory federal rate, in anticipation of repatriating these earnings in the future. As of March 31, 2006, approximately $380 million of this income is planned to be repatriated at the favorable effective tax rate of 5.25%. This has resulted in a tax benefit of approximately $113 million which is included in the unaudited consolidated statements of operations for the nine months ended March 31, 2006. The Company is still evaluating the repatriation of the remaining balance of approximately $120 million allowed under the Act. If the Company does repatriate the full amount, it will recognize an additional $37 million tax benefit due to the favorable tax rate. The amounts repatriated will be used to compensate non-executive U.S. employees for services performed within the United States.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This standard establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 will become effective for the Company for accounting changes and corrections of errors beginning in fiscal 2007.

In November 2005, the FASB issued FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“FSP 115-1”) which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation (continued)

impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 did not have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS No. 155”). SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155, among other things: permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. SFAS No. 155 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2—Acquisitions and Disposals

Fiscal 2006 Acquisitions

In September 2005, the Company acquired the 25% stake in News Out of Home (“NOOH”) that it did not already own from Capital International Global Emerging Markets Private Equity Fund, L.P. for approximately $175 million in cash. This acquisition increased the Company’s ownership of NOOH to 100%. The excess purchase price over the fair value of the net assets acquired of approximately $133 million has been preliminarily allocated to certain identifiable indefinite-lived intangible assets, which in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) are not being amortized. The allocation of the excess purchase price is not final and is subject to changes upon completion of final valuations of certain assets and liabilities.

In order to increase the Company’s Internet presence, the Company purchased several Internet companies during fiscal 2006 through its recently formed Fox Interactive Media (“FIM”) division. The amount of goodwill resulting from Internet acquisitions during the nine months ended March 31, 2006 was approximately $1.2 billion and primarily related to the following fiscal 2006 transactions:

In September 2005, the Company acquired all of the outstanding common and preferred stock of Intermix Media, Inc. (“Intermix”) for approximately $580 million in cash. Under an existing stockholders’ agreement between Intermix, MySpace, Inc. (“MySpace”), an Internet entertainment company, and certain other stockholders of MySpace, in July 2005 Intermix exercised its option to acquire the outstanding 47% equity interest of MySpace that it did not already own for approximately $70 million in cash which closed in October 2005. This transaction increased Intermix’s ownership in MySpace to 100%. In a related intercompany restructuring, the Company issued approximately 19 million shares of Class A Common Stock, which are considered treasury shares, to one of its subsidiaries. The excess purchase price over the fair value of the net assets acquired from Intermix was approximately $642 million, of which approximately $570 million has been preliminarily allocated to goodwill.

In September 2005, the Company acquired Scout Media, Inc., the parent company of Scout.com, the country’s leading independent online sports network, and Scout Publishing, producer of widely read local sports magazines in the United States, for approximately $60 million, of which $59 million has been preliminarily allocated to goodwill.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2—Acquisitions and Disposals (continued)

In October 2005, the Company acquired IGN Entertainment, Inc., a leading community-based Internet media and services company for video games and other forms of digital entertainment, for approximately $620 million in cash and approximately $30 million to be paid in cash pending the satisfaction of certain conditions. The excess purchase price over the fair value of the net assets acquired was approximately $619 million, of which approximately $550 million has been preliminarily allocated to goodwill.

In accordance with SFAS No. 142, the excess purchase price that has been preliminarily allocated to goodwill is not being amortized for all of the acquisitions noted above. The allocation of the excess purchase price is not final and is subject to changes upon completion of final valuations of certain assets and liabilities. A future reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets could reduce future earnings as a result of additional amortization. For every $100 million reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets, Depreciation and amortization expense would increase by approximately $10 million per year, representing amortization expense assuming an average useful life of ten years.

Fiscal 2006 Disposals

In October 2005, the Company sold its TSL Education Ltd. division (“TSL”), which included The Times Educational Supplement and other newspapers, magazines, websites and exhibitions aimed at teachers and education professionals in the United Kingdom, to Exponent Private Equity for cash consideration of approximately $395 million. In connection with this transaction, the Company recorded a gain of $381 million in Gain on disposition of discontinued operations in the unaudited consolidated statements of operations. The net income, assets, liabilities and cash flow attributable to the TSL operations are not material to the Company in any of the periods presented and accordingly have not been presented separately. The provision for income taxes of $0 reported in discontinued operations differs from the amount computed using the statutory income tax rate, due to the tax being offset by a release of a valuation allowance that was applied to an existing deferred tax asset established for capital losses, which because of the TSL transaction can now be utilized. Therefore, there will be no resulting tax liability.

In February 2004, the Company sold the Los Angeles Dodgers (“Dodgers”) and related properties to entities owned by Frank McCourt (the “McCourt Entities”) for $421 million in consideration. Part of the consideration delivered by the McCourt Entities at closing was a $125 million note secured by certain real estate in Boston, Massachusetts. In March 2006, the McCourt Entities remitted the real estate to the Company in full satisfaction of the note, including accrued interest of $20 million. This real estate consists of approximately 23 acres located in the Seaport District of Boston, Massachusetts. In conjunction with this transfer, the Company assumed $36 million in debt and the obligation to purchase an adjacent parcel of land. The Company recorded the assets and liabilities received at fair value upon closing. No gain or loss was recognized as the net fair value of the land approximated the value of the note. The Company currently intends to further develop this real estate for sale.

Fiscal 2005 Transactions

Incorporation in the United States

In April 2004, the Company announced that it would pursue a reorganization that would change the Company’s place of incorporation from Australia to the United States. In August 2004, the Company announced that a Special Committee of non-executive Directors and the Board of Directors of the Company (the “Board”) had unanimously recommended the proposed reorganization of the Company. On October 26, 2004, the reorganization was approved by the Company’s stockholders and option holders and on November 3, 2004, the Federal Court of Australia also approved the reorganization.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2—Acquisitions and Disposals (continued)

On November 12, 2004, the proposed reorganization was accomplished under Australian law whereby the holders of TNCL’s ordinary and preferred limited voting ordinary shares, including those ordinary shares and preferred limited voting ordinary shares represented by American Depositary Receipts (“ADRs”), had their shares cancelled and received in exchange shares of voting and non-voting common stock of News Corporation at a one-for-two ratio. Reorganization costs expensed during fiscal 2005 amounted to $49 million and were included in Other operating charges in the Other segment in the consolidated statements of operations.

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

The 61 million shares of Class A Common Stock issued to the Harris Trust were based on agreed estimates. The Company agreed to compensate the Harris Trust for any difference between the estimated amounts and the actual amounts (the “Adjustment Amount”) after the completion of the Company’s reincorporation to the United States, and it was subsequently agreed that the Company would issue to the Harris Trust additional shares of Class A Common Stock of approximately equivalent value to the Adjustment Amount. The Adjustment Amount owed to the Harris Trust was approximately an additional $32 million. Following approval by stockholders on October 21, 2005, a total of approximately two million additional shares of Class A Common Stock were issued to the Harris Trust on October 27, 2005 to provide for the difference between the estimated and actual amounts. The number of shares was determined based on the New York Stock Exchange closing price of the Class A Common Stock on October 25, 2005.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2—Acquisitions and Disposals (continued)

The Company shares acquired through the acquisition of the Cruden Group, as well as the shares which were indirectly owned by the Company through its 42% ownership interest in QPL prior to the acquisition, are considered treasury shares. The treasury shares are accounted for using the par value method. Shares of Class A Common Stock and shares of Class B Common Stock related to this transaction that were held in treasury at March 31, 2006 were approximately 109 million and 314 million, respectively. Immediately following the Reorganization, the Harris Trust owned approximately 29.5% of the voting shares of News Corporation.

Fox Entertainment Group Acquisition

In March 2005, Fox Acquisition Corp., a direct wholly-owned subsidiary of the Company, completed its offer to the holders of Class A common stock of Fox Entertainment Group, Inc. (“FEG”) to exchange 2.04 shares of the Company’s Class A Common Stock for each outstanding share of FEG’s Class A common stock validly tendered and not withdrawn in the exchange offer (the “Offer”). Shortly thereafter, the Company effected a merger of FEG with and into Fox Acquisition Corp. Each share of FEG Class A common stock not acquired in the Offer, other than the shares already owned by the Company, was converted in the merger into 2.04 shares of the Company’s Class A Common Stock. The Company issued approximately 357 million shares of News Corporation’s Class A Common Stock valued at approximately $6.3 billion in exchange for the outstanding shares of FEG Class A common stock, resulting in an excess purchase price of approximately $2.9 billion. After the consummation of the Offer and the subsequent merger, Fox Acquisition Corp. changed its name to “Fox Entertainment Group, Inc.” As a result of the Offer, the Company’s ownership interest increased from approximately 82% to 100%. This acquisition of the remaining non-controlling interests in FEG has been accounted for under the purchase method in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). The Company has allocated the purchase price of $2.9 billion to finite-lived intangible assets, indefinite-lived intangibles, goodwill and deferred tax liabilities which are included in the Filmed Entertainment, Television, Cable Network Programming and Other segments.

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

The following unaudited pro forma consolidated results of operations for the fiscal years ended June 30, 2005 and 2004 assume that the acquisitions of FEG and QPL were completed as of July 1, 2003.

	For the year ended June 30,
	2005	2004
	(in millions, except per share amounts)
Revenues	24,020	21,151
Net Income	2,316	1,781
Earnings per share—basic
Class A	0.74	0.59
Class B	0.62	0.49
Earnings per share—diluted
Class A	0.73	0.59
Class B	0.61	0.49

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2—Acquisitions and Disposals (continued)

Pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

Other Fiscal 2005 Transactions

In September 2004, the Company purchased Telecom Italia S.p.A.’s (“Telecom Italia”) 20% interest in SKY Italia for cash consideration of $108 million, thereby increasing the Company’s ownership interest in SKY Italia to 100%.

Note 3—United Kingdom Redundancy Program

In fiscal 2005, the Company announced its intention to invest in new printing plants in the United Kingdom to take advantage of technological and market changes. As the new automated technology comes on line, the Company expects lower production costs and improved newspaper quality, including expanded color.

In conjunction with this project, during the three months ended December 31, 2005, the Company received formal approval for the construction of the main new plant which was the last contingency, thereby committing the Company to a redundancy program (the “Program”) for certain production employees at the Company’s U.K. newspaper operations. The Program is in response to the reduced workforce that will be required as new printing presses and the new printing facilities eventually come on line. As a result of this Program, the Company expects to reduce its production workforce by approximately 65%, and as of March 31, 2006, approximately 700 employees in the United Kingdom have already voluntarily accepted severance agreements and are expected to leave the Company primarily in fiscal 2007 and 2008.

In accordance with SFAS No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” the Company recorded a redundancy provision of approximately $102 million, which includes accretion expense of $3 million, during the nine months ended March 31, 2006 in Other operating charges and Non-current other liabilities in the unaudited consolidated financial statements. The Company expects to record an additional provision of approximately $30 million through fiscal 2008 to record accretion on the redundancy provision and to recognize any retention bonuses earned. A majority of the Program’s costs are expected to be paid in cash to employees in fiscal 2008.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Inventories, net

The Company’s inventory was comprised of the following:

	At March 31, 2006	At June 30, 2005
	(in millions)
Current inventories:
Raw materials	$137	$132
Work and projects in progress	44	55
Finished goods	131	123
Programming rights	1,539	1,235

	1,851	1,545
Less: inventory reserve	(34)	(29)

Total current inventories, net	1,817	1,516

Non-current inventories:
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	690	733
Completed, not released	65	234
In production	569	218
In development or preproduction	105	90

	1,429	1,275

Television productions:
Released (including acquired libraries)	523	470
Completed, not released	—	14
In production	181	149
In development or preproduction	1	2

	705	635

Total filmed entertainment costs, less accumulated amortization	2,134	1,910
Programming rights	738	456

Total non-current inventories	2,872	2,366

Total inventories, net	$4,689	$3,882

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Investments

The Company’s investments were comprised of the following:

		Ownership Percentage	At March 31, 2006	At June 30, 2005
			(in millions)
Equity investments:
The DIRECTV Group, Inc.(1)	DBS operator principally in the U.S.	37%(3)	$6,692	$6,688
Gemstar-TV Guide International, Inc.(1)	U.S. print and electronic guidance company	41%	640	608
British Sky Broadcasting Group plc(1)	U.K. DBS operator	38%(4)	990	787
China Network Systems	Taiwan cable TV operator	various	235	225
Sky Network Television Ltd.	New Zealand media company	44%	239	254
National Geographic Channel (US)(2)	U.S. cable channel	67%	292	320
National Geographic International	International cable channel	50%	96	133
Other equity method investments		various	678	627
Cost method investments		various	531	626

			$10,393	$10,268

(1)	The market values of the Company’s investments in The DIRECTV Group, Inc. (“DIRECTV”), Gemstar-TV Guide International Inc. (“Gemstar-TV Guide”) and British Sky Broadcasting Group plc (“BSkyB”) were $7,715 million, $535 million and $6,444 million, respectively, at March 31, 2006.
(2)	The Company does not consolidate this entity as it does not hold a majority on the Board of Directors, is unable to dictate operating decision-making and the National Geographic Channel is not a variable interest entity.
(3)	The Company’s ownership in DIRECTV increased from approximately 34% at June 30, 2005 to approximately 37% at March 31, 2006.
(4)	The Company’s ownership in BSkyB increased from approximately 37% at June 30, 2005 to approximately 38% at March 31, 2006.

During the nine months ended March 31, 2006, Gemstar-TV Guide’s common stock has experienced significant volatility in its market value from a high of $3.76 per share to a low of $2.40 per share. Subsequent to March 31, 2006 through May 8, 2006, Gemstar-TV Guide’s common stock traded between $3.65 per share and $3.03 per share which represented a market value that represented approximately 100% and 83% of the Company’s carrying value at March 31, 2006, respectively. As a result of this volatility, the Company’s carrying value in Gemstar-TV Guide exceeded its market value by approximately $105 million at March 31, 2006 and approximately $18 million at May 8, 2006.

In determining if the decline in Gemstar-TV Guide’s market value was other than temporary, the Company considered a number of factors: (1) the financial condition, operating performance and near term prospects of the investee; (2) the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; (3) analysts’ ratings and estimates of 12 month share price targets for the investee; (4) the length of the time and the extent to which the investee’s market value has been less than the carrying value of the Company’s investment; (5) the Company’s intent and ability to hold the investment for a period of time sufficient to allow

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Investments (continued)

for a recovery in fair value and (6) the recent volatility of Gemstar-TV Guide’s share price. Upon review, the Company has determined that at this time the impairment in the value of its investment in Gemstar-TV Guide is temporary.

Due to the volatility of Gemstar-TV Guide’s common stock, the Company will continue to monitor this investment for possible future impairment.

Fiscal Year 2006 Acquisitions and Disposals

In July 2005, the Company sold its entire cost investment in China Netcom Group Corporation (“China Netcom”). The Company’s 1% investment in China Netcom was sold for total consideration of approximately $112 million. The Company recognized a gain of approximately $52 million on this sale included in Other, net in the unaudited consolidated statement of operations for the nine months ended March 31, 2006.

Fiscal Year 2005 Acquisitions and Disposals

In October 2004, the Company and its then 34% investee, DIRECTV, announced a series of transactions with Grupo Televisa, Globopar and Liberty Media International, Inc. that would result in the reorganization of the companies’ direct-to-home (“DTH”) satellite television platforms in Latin America. The transactions would result in DIRECTV Latin America and Sky Latin America consolidating their two DTH platforms into a single platform in each of the major territories served in the region. As part of these transactions, DIRECTV would acquire News Corporation’s interests in Sky Brasil, Innova and Sky Multi-Country Partners. The Sky Multi-Country Partners transaction closed during fiscal 2005 and the Company recognized a pre-tax loss of approximately $55 million on this transaction at that time. In February 2006, the Company completed its previously announced sale of its investment in Innova, a Mexican DTH platform, to DIRECTV for $285 million. As a result of this transaction, the Company recognized a pre-tax gain during the three months ended March 31, 2006 of approximately $206 million, which is included in Other, net in the unaudited consolidated statements of operations. The balance of the gain is deferred due to the Company’s investment in DIRECTV, the acquirer of Innova. Upon the closing of the Innova transaction, the Company was released from both its Innova transponder lease guarantee and its guarantee under Innova’s credit agreement.

In December 2004, the Company sold its 20% investment in Rogers Sportsnet to Rogers Broadcasting Limited for $41 million. Rogers Sportsnet operates regional sports networks in Canada covering local sports events plus national programming. For the nine months ended March 31, 2005, the Company recognized a gain of $39 million on this sale in Other, net in the unaudited consolidated statements of operations.

In January 2005, STAR completed the acquisition of approximately 26% in Balaji Telefilms Limited, a television content production company in India for $34 million. Balaji’s shares are listed for trading on The Stock Exchange, Mumbai and the National Stock Exchange of India.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Investments (continued)

Summarized financial information for significant equity affiliates, determined in accordance with Regulation S-X, accounted for under the equity method is as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2006	2005	2006	2005
	(in millions)		(in millions)
Revenues	$5,038	$3,148	$15,639	$9,372
Operating (loss) income	824	(54)	1,930	(2,049)
Income (loss) from continuing operations before discontinued operations and cumulative effect of accounting changes	500	(41)	1,200	(1,255)
Net income (loss)	500	(41)	1,200	(1,338)

Note 6—Intangible Assets

Effective July 1, 2005, the Company adopted Emerging Issues Task Force Topic No. D-108 “Use of the Residual Method to Value Acquired Assets Other Than Goodwill” (“D-108”). D-108 requires companies who have applied the residual value method in the valuation of acquired identifiable intangibles for purchase accounting and impairment testing to now use a direct value method. As a result of the adoption, the Company recorded a non-cash charge of $1.6 billion ($1.0 billion net of tax, or ($0.33) per diluted share of Class A Common Stock and ($0.27) per diluted share of Class B Common Stock), to reduce the intangible balances attributable to its television stations’ Federal Communications Commission (“FCC”) licenses. As required, this charge has been reflected as a cumulative effect of accounting change, net of tax in the unaudited consolidated statement of operations.

At June 30, 2005, the Company’s FCC licenses were valued at approximately $8.5 billion. The Company’s FCC licenses are recorded as intangible assets with indefinite lives and are not subject to amortization. At March 31, 2006, the Company’s FCC licenses were valued at approximately $6.9 billion, reflecting a $1.6 billion reduction of the intangible balances attributable to its television stations’ FCC licenses due to the adoption of D-108 which requires the application of a direct value method to determine the fair value of assets other than goodwill.

Note 7—Borrowings

LYONs

In February 2001, the Company issued Liquid Yield Option Notes (“LYONs™”) which pay no interest and have an aggregate principal amount at maturity of $1,515 million representing a yield of 3.5% per annum on the issue price. The holders may exchange the notes at any time into Class A Common Stock or, at the option of the Company, the cash equivalent thereof at a fixed exchange rate of 24.2966 shares of Class A Common Stock per $1,000 note. The notes were redeemable at the option of the holders on February 28, 2006 at a price of $594.25. The LYONs are also redeemable at the option of the holders on February 28, 2011 and February 28, 2016 at a price of $706.82 and $840.73, respectively. The Company, at its election, may satisfy the redemption amounts in cash, Class A Common Stock or any combination thereof.

On February 28, 2006, 92% of the LYONs were redeemed for cash at the specified redemption amount of $594.25 per LYON. Accordingly, the Company paid an aggregate of approximately $831 million to the holders of the LYONs that had exercised this redemption option. LYONs with a carrying value of approximately

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Borrowings (continued)

$69 million remained outstanding as of March 31, 2006. The pro-rata portion of unamortized deferred financing costs relating to the redeemed LYONs approximating $13 million was recognized and included in Other, net in the unaudited consolidated statements of operations for the three and nine months ended March 31, 2006.

Notes due 2035

In December 2005, the Company issued $1,150 million of 6.40% Senior Notes due 2035. The Company received proceeds of approximately $1,133 million on the issuance of this debt, net of expenses. These notes were issued under the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America Incorporated, the Company, the subsidiary guarantors named therein and The Bank of New York, as Trustee.

Note 8—Stockholders’ Equity

Rights of Holders of Common Stock

The Company has two classes of Common Stock that are authorized and outstanding, non-voting Class A Common Stock and voting Class B Common Stock. Class A Common Stock carry the right to dividends in the amount equal to 120% of the aggregate of all dividends declared on a share of Class B Common Stock. Class A Common Stock retain this right through fiscal year 2007. Subsequent to the final fiscal 2007 dividend payment, shares of Class A Common Stock will cease to carry any rights to a greater dividend than shares of Class B Common Stock.

In the event of a liquidation or dissolution of the Company, or a portion thereof, holders of Class A Common Stock and Class B Common Stock shall be entitled to receive all of the remaining assets of the Company available for distribution to its shareholders, ratably in proportion to the number of shares held by Class A Common Stock stockholders and Class B Common Stock stockholders, respectively. In the event of any merger or consolidation with or into another entity the holders of Class A Common Stock and the holders of Class B Common Stock shall be entitled to receive substantially identical per share consideration.

In August 2005, the Company announced that its Board determined to extend the expiration date of the Company’s stockholder rights plan that it had adopted in November 2004 for an additional two-year period. On April 13, 2006, the Company agreed to a settlement of a lawsuit regarding the extension of its stockholder rights plan. (See Note 11 Contingencies for more information on the settlement).

Preferred Stock Authorization

The Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.01, of which 9,000,000 preferred shares have been designated as Series A Junior Participating Preferred Stock, par value $0.01 per share. As of March 31, 2006, there were no shares of preferred stock, including Series A Junior Participating Preferred Stock, issued and outstanding. The Board has the authority, without any further vote or action by the stockholders, to issue preferred stock in one or more series and to fix the number of shares, designations, relative rights (including voting rights), preferences, qualifications and limitations of such series to the full extent permitted by Delaware law.

Dividends

The Company declared a dividend of $0.07 per share for Class A Common Stock and $0.08 per share for Class B Common Stock in the three months ended September 30, 2005, which was paid in October 2005 to stockholders of record on September 14, 2005. The total aggregate dividend paid in October 2005 to stockholders was approximately $240 million.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Stockholders’ Equity (continued)

The Company declared a dividend of $0.06 per Class A Common Stock and a dividend of $0.05 per Class B Common Stock in the three months ended March 31, 2006, which was paid in April 2006 to stockholders of record on March 15, 2006. The total aggregate dividend paid in April 2006 to stockholders was approximately $180 million.

Repurchase Program

In June 2005, the Company announced a stock repurchase program under which the Company is authorized to acquire from time to time up to an aggregate of $3 billion in Class A Common Stock and Class B Common Stock. The remaining authorized amount at March 31, 2006, excluding commissions under the Company’s stock repurchase program is approximately $658 million. (See Note 17 Subsequent Events for update to repurchase program authorization.)

Note 9—Equity Based Compensation

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, as amended, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes APB No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options. SFAS 123R requires that the cost resulting from all stock-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for stock-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all stock-based payment transactions with employees.

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

News Corporation 2005 Long-Term Incentive Plan

Under the News Corporation 2005 Long-Term Incentive Plan (the “2005 Plan”), stock-based compensation, including stock options, restricted stock, restricted stock units (“RSUs”) and other types of awards, may be granted. Such equity grants under the 2005 Plan will generally vest over a four-year period and expire ten years from the date of grant. The Company’s employees and directors are entitled to participate in the 2005 Plan. The Compensation Committee of the Board (the “Compensation Committee”) will determine the recipients, type of award to be granted and amounts of awards to be granted under the 2005 Plan. Stock options awarded under the 2005 Plan will be granted at exercise prices which are equal to or exceed the market price at the date of grant. The 2005 Plan replaced the Company’s existing News Corporation 2004 Stock Option Plan under which no additional stock options will be granted. The maximum number of shares of Class A Common Stock that may be issued under the 2005 Plan is 165 million shares. The remaining shares available for issuance under the 2005 Plan at March 31, 2006 were approximately 149 million. The Company will issue new shares of Class A Common Stock for award exercises.

The fair value of stock based compensation under the 2005 Plan will be calculated according to the type of award issued.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Equity Based Compensation (continued)

Stock options and Stock Appreciation Rights (“SARs”) issued under the 2005 Plan or under the NDS Group plc (“NDS”), executive share option schemes will be fair valued using a Black-Scholes option valuation method that uses the following assumptions: expected volatility is based on the historical volatility of the Class A Common Stock or NDS’s Series A ordinary shares, as applicable; expected term of awards granted is derived from the historical activity of the Company’s or NDS’s awards, as applicable, and represents the period of time that the awards granted are expected to be outstanding; weighted average risk-free interest rate is an average of the interest rates of U.S. government bonds with similar lives on the dates of the option grants; and dividend yield is calculated as an average of a ten year history of the Company’s yearly dividend divided by the fiscal year’s closing stock price.

RSU awards are grants that entitle the holder to shares of Class A Common Stock as the award vests, subject to the 2005 Plan and such other terms and conditions as the Compensation Committee may establish. RSUs issued under the 2005 Plan are fair valued based upon the fair market value of Class A Common Stock on the grant date. Any person who holds RSUs shall have no ownership interest in the shares of Class A Common Stock to which such RSUs relate until and unless shares of Class A Common Stock are delivered to the holder. All shares of Class A Common Stock reserved for cancelled or forfeited RSU awards or for awards that are settled in cash become available for future grants. Certain RSU awards are settled in cash and are subject to terms and conditions of the 2005 Plan and such other terms and conditions as the Compensation Committee may establish.

During the nine months ended March 31, 2006, the Company issued 15.9 million RSUs which primarily vest over four years. The RSUs will be payable in shares of the Company’s Class A Common Stock, par value $0.01 per share, upon vesting, except for approximately 3.0 million RSUs that will be settled in cash.

The following table summarizes the activity related to the Company’s RSUs to be settled in stock:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
(Shares in thousands)
Unvested restricted stock units at July 1, 2005	—	$—
Granted	12,887	15.30
Cancelled	(123)	15.24

Unvested restricted stock units at March 31, 2006	12,764	$15.30

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Equity Based Compensation (continued)

Under the 2004 Plan, equity grants generally vest over a four-year period and expire ten years from the date of grant. The equity awards granted prior to June 30, 2005 have exercise prices, which are equal to or exceed the market price at the date of grant in Australian dollars. No future grants will be issued under the 2004 Plan and the 2004 Plan automatically terminates in 2014.

The fair value of each outstanding stock option award under the 2004 Plan was estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions; expected volatility was based on historical volatility of the Company’s Class A Common Stock; expected term of stock options granted was derived from the historical activity of the Company’s stock options and represented the period of time that stock options granted were expected to be outstanding; weighted average risk-free interest rate was an average of the interest rates of Australian government bonds with similar lives on the dates of the stock option grants; and dividend yield was calculated as an average of a ten year history of the Company’s yearly dividend divided by the fiscal year’s closing stock price.

Other

The Company operates an employee share ownership scheme in the United Kingdom (“UK Sharesave Scheme”). This scheme enables employees to enter into a fixed-term savings contract with independent financial institutions linked to an option for Class A Common Stock. The savings contracts can range from three to seven years with an average expected life of four years. During the three months ended March 31, 2006 and 2005, the Company granted approximately 341 thousand stock options and approximately 1.4 million stock options under this scheme, respectively.

The following table summarizes information about the Company’s stock option transactions for all News Corporation’s stock option plans:

	Shares (in thousands)	Weighted average exercise price (in US$)	Weighted average exercise price (in A$)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in US$ millions)
Outstanding at July 1, 2005	131,367	$13.97	$23.35
Granted	341	12.68	*
Exercised	(7,932)	10.14	15.95
Cancelled	(4,727)	14.08	24.49

Outstanding at March 31, 2006	119,049	$14.22	$23.98	5.0	$284.4

Vested and unvested expected to vest at March 31, 2006	119,049	$14.22	$23.98	5.0	$284.4

Vested and exercisable at March 31, 2006	110,754	$14.54	$24.55	5.3	$229.7

*	Granted under 2005 Plan in U.S. dollars.

The weighted average exercise prices for the stock options presented above are in Australian dollars. The U.S. dollar equivalents above have been converted at historical exchange rates; therefore, the proceeds from the exercise of these stock options may differ due to fluctuations in exchange rates in periods subsequent to the date of the grants.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Equity Based Compensation (continued)

No stock options were granted in the nine months ended March 31, 2006 and 2005, other than under the UK Sharesave Scheme, as noted above.

The company issued 1,325,000 SARs in both fiscal 2005 and fiscal 2004 at strike prices of $15.20 and $12.99, respectively. As of March 31, 2006, none of the SARs have been exercised and 331,250 of the SARs issued in fiscal 2005 and 662,500 of the SARs issued in fiscal 2004 were vested and exercisable. No SARs have been issued in fiscal 2006.

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

A summary of the NDS options:

	Shares (in thousands)	Weighted average exercise price (in US$)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in US$ millions)
Outstanding at July 1, 2005	4,338	$18.17
Granted	941	43.13
Exercised	(1,239)	13.05
Cancelled	(28)	18.44

Outstanding at March 31, 2006	4,012	$25.61	7.0	$106

Vested and unvested expected to vest at March 31, 2006	3,982	$25.55	6.9	$106

Exercisable at March 31, 2006	2,461	$20.59	5.7	$78

The aggregate intrinsic value of options exercised for all of the Company’s plans, including the NDS plans, presented during the first nine months of fiscal 2006 and 2005 was $68 million and $39 million, respectively.

Equity based compensation recorded for the three and nine months ended March 31, 2006 was $37 million and $88 million, respectively. During the nine months ended March 31, 2006, the Company received $110 million in cash from stock option exercises and recognized a tax benefit of $17 million on stock options exercised for all plans presented.

At March 31, 2006, the Company’s total compensation cost related to non-vested stock options, RSUs and SARs not yet recognized for all plans presented is approximately $257 million, a portion of which is expected to be recognized within the current fiscal year, with the remainder to be recognized over the next three fiscal years. Compensation expense on all stock-based awards is recognized on a straight line basis over the vesting period of the entire award.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Equity Based Compensation (continued)

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

The Compensation Committee’s decision to accelerate the vesting of these stock options was in anticipation of the related compensation expense that would be recorded subsequent to the Company’s adoption of SFAS 123R. In addition, the Compensation Committee considered that because these stock options had exercise prices in excess of the prevailing market value on May 2, 2005, they were not fully achieving their original objectives of incentive compensation and employee retention, and it believed that the acceleration would have a positive effect on employee morale. Incremental expense of approximately $100 million ($65 million, net of tax) associated with the acceleration was recorded in the fourth quarter fiscal 2005 pro forma disclosure.

The following table reflects the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions for stock-based employee compensation prior to the adoption of SFAS 123R on July 1, 2004. These pro forma effects may not be representative of future amounts since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period. Additional stock options may be granted in future years and the vesting of certain options was accelerated on May 3, 2005 (see above).

	For the three months ended March 31, 2005	For the nine months ended March 31, 2005
Net income, as reported	$400	$1,411
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18)	(51)

Pro forma net income	$382	$1,360

Basic earnings per share:
As reported:
Class A	$0.14	$0.51
Class B	$0.12	$0.43
Pro forma:
Class A	$0.14	$0.49
Class B	$0.12	$0.41
Diluted earnings per share:
As reported:
Class A	$0.14	$0.50
Class B	$0.12	$0.42
Pro forma:
Class A	$0.14	$0.48
Class B	$0.11	$0.40

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Commitments and Guarantees

Commitments

As a result of the FIM acquisitions that occurred in September and October 2005, the Company has commitments under certain contractual arrangements to make future payments of up to a maximum of $148 million as of March 31, 2006. These commitments are comprised of operating leases, capital expenditures and contractual employee obligations.

In December 2005, the Company signed a new broadcast rights agreement with the National Association of Stock Car Auto Racing (“NASCAR”) for certain races and exclusive rights for certain ancillary content for an eight year term, commencing in calendar year 2007 in the amount of $1.7 billion.

Sky Italia entered into a new operating lease agreement in January 2006 for a newly developed property in Milan, Italy currently under construction for an initial 12-year term which is expected to commence in fiscal 2007 with an automatic renewal option for an additional 12-year term through fiscal 2031. The lease includes an annual increase based on a cost of living index as defined by the contract commencing with the payment of the rental fee in the second year. Total payments relating to this lease are expected to approximate $375 million.

Other than previously disclosed in the notes to these unaudited consolidated financial statements, the Company’s commitments have not changed significantly from disclosures included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 filed with the SEC on September 1, 2005.

Guarantees

The Company had guaranteed a transponder lease for Innova, an equity affiliate of the Company. The Company also guaranteed $46 million of the obligations of Innova under a credit agreement. Upon the closing of the sale of Innova during the third quarter of 2006, the Company was released from these guarantees.

Other than previously disclosed in the notes to these unaudited consolidated financial statements, the Company’s guarantees have not changed significantly from disclosures included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 filed with the SEC on September 1, 2005.

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

On April 13, 2006, the Company announced that it had entered into a settlement agreement with the plaintiffs. Under the terms of the settlement agreement, the trial and all remaining proceedings in the litigation will be postponed pending a stockholder vote on a rights plan to be held at the Company’s annual stockholders meeting in October 2006 (the “Annual Meeting”). If stockholders vote in favor of the rights plan, the litigation will be dismissed. If stockholders vote against the rights plan, the Company has the right to treat the vote as advisory and proceed with the litigation.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Contingencies (continued)

At the Annual Meeting, an extension of the existing rights plan to October 2008 will be proposed, with the Company having the right to extend the rights plan for one year if the situation with Liberty Media Corporation, which led to the adoption of the rights plan, remains unresolved. If the Company’s stockholders vote in favor of the rights plan, then at the expiration of the existing rights plan or any other rights plan, the Company may adopt subsequent rights plans of one-year duration without stockholder approval, subject to interim periods of nine months between rights plans. If during or prior to any interim period, any stockholder (i) acquires 5 percent or more of the Company’s voting stock, (ii) offers to purchase voting stock or assets that would result in their owning 30 percent or more of the Company’s voting stock or assets or (iii) in certain other circumstances, the Company may immediately adopt a new rights plan of one-year duration. The Company may, of course, also adopt new rights plans or extend existing rights plans of unlimited duration with stockholder approval. The provisions discussed in this paragraph shall be in effect until the twentieth anniversary of the Annual Meeting. The terms of the settlement agreement are not intended to limit, restrict or eliminate the ability of the Company’s stockholders under applicable Delaware law to amend the Company’s certificate of incorporation in any manner. As part of the settlement, the Company has agreed to pay the plaintiffs’ attorneys fees and expenses in the litigation.

On April 18, 2006, the Delaware Court of Chancery entered a scheduling order (the “Scheduling Order”) (i) preliminarily approving the lawsuit as a class action on behalf of the class of Plaintiffs (the “Class”) set forth in the Stipulation of Settlement and (ii) setting the date for a hearing for the purposes of: (a) determining whether the action should be certified as a class action, (b) determining whether the terms of the proposed settlement are fair, reasonable and in the best interests of the Class, and (c) considering the application of Plaintiffs’ counsel for an award of attorneys’ fees and expenses. The settlement hearing is scheduled for May 23, 2006

DIRECTV

TNCL was named as a defendant in a Revised Amended Consolidated Complaint filed on May 7, 2004 in a lawsuit captioned In re General Motors (Hughes) Stockholders Litigation, filed in the Court of Chancery of the State of Delaware, Consolidated Civil Action No. 20269-NC. The lawsuit relates to TNCL’s acquisition of stock in Hughes on December 22, 2003 which was subsequently transferred to FEG. The complaint alleges that TNCL aided and abetted an alleged breach of fiduciary duty by the Board of Directors of General Motors (“GM”) allegedly owed to a class of certain GM stockholders. The plaintiffs allegedly seek “appropriate equitable relief… including rescissory remedies to the extent feasible…” The Company believes that the lawsuit is without merit and intends to vigorously defend against claims brought against TNCL in the lawsuit. The Company also believes it is entitled to indemnification by GM under the agreements related to the transaction. On August 30, 2004, TNCL filed a brief in support of its motion to dismiss the complaint. On October 18, 2004, the plaintiffs filed their opposition to the motion. The Company filed its reply on November 17, 2004. The oral argument was heard on March 7, 2005. On May 4, 2005, the court issued its decision granting the motion to dismiss. Plaintiffs have appealed the decision and the Company has cross-appealed on jurisdictional and improper service issues. Oral argument on the appeal took place on December 21, 2005. The Delaware Supreme Court affirmed the decision on March 20, 2006.

NDS

The International Electronic Technology Corp. Litigation

On April 18, 1997, International Electronic Technology Corp. (“IETC”) filed suit in the United States District Court for the Central District of California against NDS’s customers, Hughes, DIRECTV, Inc. and Thomson Consumer Electronics, Inc., alleging infringement of one U.S. patent and seeking unspecified damages and injunction.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Contingencies (continued)

Although not a party to this case, NDS has assumed the defense and agreed to indemnify the named defendants. The defendants have raised defenses, including non-infringement and invalidity. On September 22, 2005, the court issued an order construing certain terms in the patent as a matter of law, after an extensive delay due to the death of two judges previously assigned to the case. Following receipt of the claim construction order, defendants notified IETC that they intended to file a motion for summary judgment of non-infringement based on the claim construction. During a status conference with the court on January 9, 2006, IETC requested that defendants’ motion be deferred to permit it to seek additional document discovery. The court denied this request, and ordered IETC to make its request in response to defendants’ summary judgment motion. Defendants’ motion for summary judgment was filed on January 30, 2006. On March 9, 2006, the court granted defendants’ motion, and judgment for defendants was entered on March 24, 2006. IETC has filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.

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

In May 2005, Intermix was served with a Statement of Claim filed by an individual in the Federal Court of Canada in Montreal. The plaintiff in the action purports to act on behalf of an unspecified class of individuals who have been allegedly damaged by Intermix’ violation of provisions of Canada’s 1985 Competition Act in connection with Intermix’ distribution of downloads. The plaintiff is seeking an award of unjust enrichment, civil penalties and costs in unspecified amounts. Intermix has filed a motion seeking dismissal of the lawsuit on the grounds that the court lacks jurisdiction over the alleged claims and over Intermix and that the alleged claims are frivolous and vexatious. Intermix disputes the allegations of the Statement of Claim, believes they are without merit and intends to vigorously defend itself in this matter.

A similar complaint was also filed by an individual, Thomas Kerrins, against Intermix in the United States District Court for the Central District of California. Mr. Kerrins purports to act on behalf of all United States residents who, during the period from July 25, 2002 to the present, had spyware or adware put onto their computers by Intermix. The complaint alleges claims of trespass, unjust enrichment, violation of a California penal statute concerning unauthorized access to computers, computer systems and data, and unfair and deceptive business practices. The plaintiff is seeking an order certifying a class and appointing a class representative and class counsel, injunctive relief, disgorgement of ill-gotten gains and an award of unspecified damages, attorneys’ fees, costs and expenses. Intermix filed a motion to dismiss the lawsuit on the ground that, among others, the complaint fails to state a viable cause of action against Intermix. Prior to the hearing on the motion to dismiss,

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Contingencies (continued)

plaintiff amended his complaint. On November 14, 2005, Intermix filed a motion to dismiss plaintiff’s first amended complaint. This motion to dismiss was granted in part, and denied in part. The Judge denied Intermix’ request to dismiss all class allegations and claims for trespass to chattels and violation of California Penal Code section 502 but dismissed with prejudice the claims for unjust enrichment and violation of California Business and Professions Code section 17200. Trial has been set for January 23, 2007.

In April 2005, the Los Angeles City Attorney’s Office (the “City”) approached Intermix about its downloadable software practices and threatened to file an action against Intermix. In or about June 2005, the City verbally informed Intermix that, in light of its proposed settlement with the NY AG, the City would not seek a monetary penalty. Then on August 31, 2005, the City provided a written offer to Intermix reiterating that it would not seek a monetary penalty in the threatened action if Intermix completed a settlement with the NY AG. On September 29, 2005, the day after Intermix finalized its settlement with the NY AG on the terms directed by the City’s August 31 proposal, the City changed its position and informed Intermix that it would seek to impose a monetary penalty. Intermix refused to agree to the imposition of a penalty. On November 17, 2005, the City filed a complaint against Intermix for equitable relief and civil penalties pursuant to California Business and Professions Code sections 17200 and 17500. On November 23, 2005, Intermix filed a verified answer denying the City’s allegations. The City Attorney filed a motion for judgment on the pleadings as to Intermix’s sixth affirmative defense (lack of standing/jurisdiction). That motion is set for hearing on May 19, 2006. The City Attorney also filed a motion for judgment on the pleadings as to Intermix’s first and third affirmative defenses (release and equitable estoppel). That motion is set for hearing on May 23, 2006. Intermix filed a motion for summary judgment or, in the alternative summary adjudication, seeking dismissal of the City Attorney’s causes of action for false/misleading advertising and unfair business practices. Intermix’s motion is set for hearing on May 23, 2006. Trial has been set for November 6, 2006. Intermix believes the City’s claims are without merit and intends to vigorously defend itself.

FIM Transaction

On August 26, 2005, a purported class action lawsuit, captioned Ron Sheppard v. Richard Rosenblatt et. al., was filed in the California Superior Court, County of Los Angeles. In addition to Mr. Rosenblatt, Intermix’ former Chief Executive Officer and a former Intermix director, the lawsuit names as defendants all of the other then incumbent members of the Intermix Board and certain entities affiliated with VantagePoint Venture Partners, a former major Intermix stockholder. The complaint alleged that in pursuing the FIM Transaction and approving the merger agreement, the defendants breached their fiduciary duties to Intermix stockholders by, among other things, engaging in self-dealing and failing to obtain the highest price reasonably available for Intermix and its stockholders. The complaint further alleged that the merger agreement resulted from a flawed process and that the defendants tailored the terms of the merger to advance their own interests. On August 30, 2005, a similar purported class action lawsuit, captioned John Friedmann v. Intermix Media, Inc. et. al., was filed in the same Court naming as defendants all of the same individuals and entities named in the Sheppard action, as well as Intermix. The Friedmann complaint included substantially similar claims and allegations as those asserted in the Sheppard action. The FIM Transaction was consummated on September 30, 2005. The Friedmann and Sheppard lawsuits were subsequently consolidated and, on January 17, 2006, a consolidated amended complaint was filed (the “Intermix Media Shareholder Litigation”). The plaintiffs in the consolidated action are seeking various forms of declaratory relief, damages, disgorgement and fees and costs. The defendants have filed demurrers seeking dismissal of all claims in the Intermix Media Shareholder Litigation. Intermix believes that the Intermix Media Shareholder Litigation is meritless and intends to vigorously defend against the claims and allegations in the complaints.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Contingencies (continued)

In November 2005, plaintiff in a derivative action captioned LeBoyer v. Greenspan et al. pending against various former Intermix directors and officers in the United States District Court for the Central District of California filed a First Amended Class and Derivative Complaint (the “Amended Complaint”). The original derivative action was filed in May 2003 and arose out of Intermix’ restatement of quarterly financial results for its fiscal year ended March 31, 2003. Plaintiff asserted breach of fiduciary duty and related claims in connection with the restatement. Until the filing of the Amended Complaint, the action had been stayed by mutual agreement of the parties since its inception pending determination of whether plaintiffs in a related securities class action lawsuit (the “Securities Litigation”) would be able to state a claim against the defendants. The Securities Litigation was dismissed pursuant to a class settlement in September 2005. In addition, a substantially similar derivative action filed in Los Angeles Superior Court was dismissed based on inability of the plaintiffs to adequately plead demand futility. In the Amended Complaint, in addition to the previously pleaded restatement-related allegations and derivative claims, plaintiff includes various allegations and purported class claims arising out of the FIM Transaction, which are substantially similar to those asserted in the Intermix Media Shareholder Litigation. The Amended Complaint also adds as defendants the individuals and entities named in the Intermix Media Shareholder Litigation that were not already defendants in the matter. Plaintiff seeks unspecified damages, disgorgement, costs and fees. Intermix believes that the plaintiff in the action lacks standing to pursue any claims in a derivative capacity and, notwithstanding, that the lawsuit is generally without merit and Intermix intends to vigorously defend itself, and expects that the individual defendants will vigorously defend themselves in the matter.

Greenspan Litigation

On February 10, 2005, Brad Greenspan, Intermix’s former Chairman and Chief Executive Officer who was asked to resign as CEO and was removed as Chairman in the fall of 2003, filed a derivative complaint in Los Angeles Superior Court against Intermix, various of its former directors and officers, VantagePoint Venture Partners, a former large stockholder of Intermix (“VantagePoint”), and certain of VantagePoint’s principals and affiliates. The complaint alleged claims of libel and fraud against Intermix and various of its then current and former officers and directors, claims of intentional interference with contract and prospective economic advantage, unfair competition and fraud against VantagePoint and certain of its affiliates and principals and claims alleging that Intermix’s forecasts of profitability leading up to its January 2004 annual stockholder meeting and associated proxy contest waged by Mr. Greenspan were false and misleading. These claims generally related to Intermix’s decision to consummate its Series C Preferred Stock financing with VantagePoint in October 2003, Mr. Greenspan’s contemporaneous separation from Intermix and matters arising during the proxy contest. The complaint also alleged that Intermix’s acquisition of the assets of a company known as Supernation LLC (“Supernation”) in July 2004 involved breaches of fiduciary duty. Mr. Greenspan sought remittance of compensation received by the various then current and former Intermix director and officer defendants, unspecified damages, removal of various Intermix directors, disgorgement of unspecified profits, reformation of the Supernation purchase, punitive damages, fees and costs, injunctive relief and other remedies. Intermix and the other defendants filed motions challenging the validity of the action and Mr. Greenspan’s ability to pursue it. Mr. Greenspan voluntarily dismissed this action in October 2005.

Prior to dismissing his derivative lawsuit, in August 2005, Mr. Greenspan filed another complaint in Los Angeles Superior Court against the same defendants. The complaint, for breach of fiduciary duty, included substantially the same allegations made by Mr. Greenspan in the above-referenced lawsuit. Mr. Greenspan further alleged that defendants’ actions have, with the FIM Transaction, culminated in the loss of Mr. Greenspan’s interest in Intermix for a cash payment allegedly below its value. On October 31, 2005, the defendants filed motions seeking dismissal of the lawsuit on the grounds that the complaint fails to state any

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Contingencies (continued)

cause of action. Instead of responding to these motions, Mr. Greenspan filed an amended complaint on February 21, 2006, in which Mr. Greenspan omitted certain previously named defendants and added two other former directors as defendants. In this amended complaint, Mr. Greenspan asserts seven causes of action. The first two causes of action, for intentional interference with prospective economic advantage and violation of California’s Business & Professions Code section 17200, generally related to Intermix’ decision to consummate its Series C Preferred Stock financing with VantagePoint in October 2003 and allege that Mr. Greenspan was “forced” to resign. The third through sixth causes of action assert various claims for breach of fiduciary duty related to the FIM Transaction, substantially mirror the allegations in the Intermix Media Shareholder Litigation. By Order of March 20, 2006, the court ordered that Mr. Greenspan’s claims based on the FIM Transaction be severed from the rest of his complaint and coordinated with the claims asserted in the Intermix Media Shareholder Litigation. The seventh cause of action is asserted against Intermix for indemnification. In his amended complaint, Mr. Greenspan seeks compensatory and consequential damages, punitive damages, fees and costs, injunctive relief and other remedies. Motions to dismiss the first six causes of action have been filed. Intermix, as well as News Corporation with respect to certain claims, is obligated to defend and indemnify the defendants in the matter. Intermix believes that the claims and allegations in the complaint are without merit and expects that the defendants in the matter will vigorously defend themselves.

Patent Litigation

In October 2005, Beneficial Innovations, Inc. (“BII”) filed a first amended patent infringement complaint against an Intermix subsidiary and another unaffiliated company in the United States District Court for the Central District of California. BII alleged, on information and belief, that aspects of Intermix’s Grab.com website infringe a patent relating to a method and system for playing games on a network entitled the “702 Patent.” In the complaint, BII sought to enjoin the Intermix subsidiary from infringing the 702 Patent and sought unspecified compensatory damages, fees and costs. On April 21, 2006, the parties entered into a settlement agreement pursuant to which BII’s lawsuit will be dismissed with prejudice. In consideration for such dismissal with prejudice, Intermix paid $100,000 to BII on May 1, 2006, for a non-exclusive, perpetual patent license for use of all BII’s patents by News Corporation and all of its subsidiaries.

News America Marketing

On January 18, 2006, Valassis Communications, Inc. (“Valassis”) filed a complaint against News America Incorporated, News America Marketing FSI, Inc. and News America Marketing Services, In-Store, Inc. (collectively “News America”) in the United States District Court for the Eastern District of Michigan. Valassis alleges that News America possesses monopoly power in a claimed in-store advertising and promotions market (the “in-store market”) and has used that power to gain an unfair advantage over Valassis in a purported market for coupons distributed by free standing inserts (“FSIs”). Valassis alleges that News America has entrenched its monopoly power in the alleged in-store market by entering into exclusive contracts with retailers. Valassis further alleges that News America has unlawfully bundled the sale of in-store marketing products with the sale of FSIs and that such bundling constitutes unlawful tying in violation of Sections 1 and 3 of the Sherman Antitrust Act of 1890, as amended (the “Sherman Act”). Valassis also asserts that News America has violated Section 2 of the Sherman Act, various state antitrust statutes and has tortiously interfered with Valassis’ actual or expected business relationships. Valassis’ complaint seeks injunctive relief, damages, fees and costs. On April 20, 2006, News America moved to dismiss Valassis’ complaint in its entirety for failure to state a cause of action. Simultaneously, News America moved to stay discovery until resolution of the motion to dismiss. News America believes Valassis’ claims are without merit and intends to vigorously defend itself in this matter.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Contingencies (continued)

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

Note 12—Pension Plans and Other Postretirement Benefits

The Company sponsors non-contributory pension plans and retiree health and life insurance benefit plans covering specific groups of employees. The benefits payable for the non-contributory pension plans are based primarily on a formula factoring both an employee’s years of service and pay near retirement. Participant employees are vested in the plans after five years of service. The Company’s policy for all pension plans is to fund amounts, at a minimum, in accordance with statutory requirements. During the nine months ended March 31, 2006 and 2005, the Company made discretionary contributions of $112 million and $127 million, respectively, to its pension plans. Plan assets consist principally of common stocks, marketable bonds and government securities. The retiree health and life insurance benefit plans offer medical and/or life insurance to certain full-time employees and eligible dependents that retire after fulfilling age and service requirements.

The components of net periodic benefit costs were as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended March 31,
	2006	2005	2006	2005
	(in millions)
Service cost benefits earned during the period	$21	$22	$1	$1
Interest costs on projected benefit obligation	26	28	2	2
Expected return on plan assets	(31)	(29)	—	—
Amortization of deferred losses	11	7	—	—
Other	1	—	(1)	(1)

Net periodic costs	$28	$28	$2	$2

	For the nine months ended March 31,
	2006	2005	2006	2005
	(in millions)
Service cost benefits earned during the period	$62	$66	$3	$3
Interest costs on projected benefit obligation	79	82	6	6
Expected return on plan assets	(92)	(85)	—	—
Amortization of deferred losses	34	21	2	2
Other	1	(2)	(4)	(5)

Net periodic costs	$84	$82	$7	$6

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 13—Other, net

Other, net consisted of the following:

	For the three months ended March 31,		For the nine months ended March 31,
	2006	2005	2006	2005
	(in millions)		(in millions)
Gain on sale of Innova(a)	$206	$—	$206	$—
Gain on sale of China Netcom(a)	—	—	52	—
Change in fair value of exchangeable securities(b)	(35)	14	(8)	105
LYONs deferred financing costs(c)	(13)	—	(13)	—
Loss on sale of Sky Multi-Country Partners(a)	—	—	—	(55)
Gain on sale of Rogers Sportsnet(a)	—	—	—	39
Loss on RPP exchange(d)	—	(77)	—	(77)
Other	12	1	6	3

Total Other, net	$170	$(62)	$243	$15

(a)	See Note 5—Investments
(b)	The Company has certain outstanding exchangeable debt securities which contain embedded derivatives. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” these embedded derivatives require separate accounting and, as such, changes in their fair value are recognized in Other, net.
(c)	See Note 7—Borrowings
(d)	The Company exchanged its 40% investment in Regional Programming Partners (“RPP”) for 60% interests in Rainbow Media Holdings’ (“Rainbow”) Fox Sports Net Ohio and Fox Sports Net Florida and Rainbow’s 50% interests in National Sports partners and National Advertising Partners.

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

Television, which principally consists of the operation of 35 full power broadcast television stations, including nine duopolies, in the United States (of these stations, 25 are affiliated with the FOX network, nine are affiliated with the UPN network until September 2006 and one is an independent station); the broadcasting of network programming in the United States; and the development, production and broadcasting of television programming in Asia.

Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite operators in the United States.

Direct Broadcast Satellite Television, which principally consists of the distribution of premium programming services via satellite directly to subscribers in Italy.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Segment Information (continued)

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Segment Information (continued)

The Company’s operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measures are segment operating income (loss) and Operating income (loss) before depreciation and amortization.

	For the three months ended March 31,		For the nine months ended March 31,
	2006	2005	2006	2005
	(in millions)		(in millions)
Revenues:
Filmed Entertainment	$1,388	$1,477	$4,414	$4,726
Television	1,347	1,414	3,991	3,982
Cable Network Programming	839	633	2,424	1,857
Direct Broadcast Satellite Television	675	624	1,793	1,620
Magazines and Inserts	300	283	832	774
Newspapers	1,015	1,062	3,037	2,937
Book Publishing	275	300	1,056	1,041
Other	359	250	998	814

Total revenues	$6,198	$6,043	$18,545	$17,751

Operating income (loss):
Filmed Entertainment	$225	$251	$892	$949
Television	286	221	629	608
Cable Network Programming	211	172	670	565
Direct Broadcast Satellite Television	69	(21)	(45)	(247)
Magazines and Inserts	90	79	242	216
Newspapers	153	186	347	488
Book Publishing	26	30	173	152
Other	(49)	(29)	(68)	(122)

Total operating income	1,011	889	2,840	2,609

Interest expense, net	(141)	(143)	(410)	(405)
Equity earnings of affiliates	264	91	610	154
Other, net	170	(62)	243	15

Income from continuing operations before income tax expense and minority interest in subsidiaries	1,304	775	3,283	2,373
Income tax expense	(471)	(317)	(1,145)	(773)
Minority interest in subsidiaries, net of tax	(13)	(58)	(44)	(189)

Income from continuing operations	820	400	2,094	1,411
Gain on disposition of discontinued operations, net of tax	—	—	381	—

Income before cumulative effect of accounting change	820	400	2,475	1,411
Cumulative effect of accounting change, net of tax	—	—	(1,013)	—

Net income	$820	$400	$1,462	$1,411

Interest expense, net, Equity earnings of affiliates, Other, net, Minority interest in subsidiaries, net of tax and Income tax expense are not allocated to segments, as they are not under the control of segment management.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Segment Information (continued)

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $242 million and $219 million for the three months ended March 31, 2006 and 2005, respectively, and of approximately $637 million and $538 million for the nine months ended March 31, 2006 and 2005, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profit, generated primarily by the Filmed Entertainment segment, of approximately $6 million and operating losses of approximately $2 million for the three months ended March 31, 2006 and 2005, respectively, and intersegment operating profits of approximately $27 million and $26 million for the nine months ended March 31, 2006 and 2005, respectively, have been eliminated within the Filmed Entertainment segment.

	For the three months ended March 31, 2006
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$225	$17	$—	$242
Television	286	24	—	310
Cable Network Programming	211	13	25	249
Direct Broadcast Satellite Television	69	37	—	106
Magazines and Inserts	90	2	—	92
Newspapers	153	65	—	218
Book Publishing	26	2	—	28
Other	(49)	29	—	(20)

Total	$1,011	$189	$25	$1,225

	For the three months ended March 31, 2005
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$251	$14	$—	$265
Television	221	20	—	241
Cable Network Programming	172	10	28	210
Direct Broadcast Satellite Television	(21)	42	—	21
Magazines and Inserts	79	1	—	80
Newspapers	186	70	—	256
Book Publishing	30	1	—	31
Other	(29)	18	—	(11)

Total	$889	$176	$28	$1,093

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Segment Information (continued)

	For the nine months ended March 31, 2006
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$892	$63	$—	$955
Television	629	66	—	695
Cable Network Programming	670	38	78	786
Direct Broadcast Satellite Television	(45)	121	—	76
Magazines and Inserts	242	5	—	247
Newspapers	347	196	—	543
Book Publishing	173	5	—	178
Other	(68)	67	—	(1)

Total	$2,840	$561	$78	$3,479

	For the nine months ended March 31, 2005
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$949	$39	$—	$988
Television	608	61	—	669
Cable Network Programming	565	30	86	681
Direct Broadcast Satellite Television	(247)	114	—	(133)
Magazines and Inserts	216	4	—	220
Newspapers	488	151	—	639
Book Publishing	152	4	—	156
Other	(122)	50	—	(72)

Total	$2,609	$453	$86	$3,148

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Segment Information (continued)

	At March 31, 2006	At June 30, 2005
	(in millions)
Total assets:
Filmed Entertainment	$6,810	$5,971
Television(1)	13,180	14,275
Cable Network Programming	7,260	7,065
Direct Broadcast Satellite Television	2,067	1,862
Magazines and Inserts	1,283	1,253
Newspapers	4,717	5,195
Book Publishing	1,452	1,382
Other	8,103	7,421
Investments	10,393	10,268

Total assets	$55,265	$54,692

Goodwill and Intangible assets, net:
Filmed Entertainment	$2,050	$1,807
Television(1)	10,269	11,892
Cable Network Programming	4,885	4,929
Direct Broadcast Satellite Television	536	537
Magazines and Inserts	1,004	1,002
Newspapers	1,649	1,724
Book Publishing	501	501
Other	2,534	1,069

Total goodwill and intangibles, net	$23,428	$23,461

(1)	See Note 6—Intangible Assets.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Earnings Per Share (continued)

EPS has been presented in the two-class presentation, as the shares of Class B Common Stock participate in dividends with the shares of Class A Common Stock. The following tables set forth the computation of basic and diluted earnings per share under SFAS No. 128, “Earnings per Share”:

	For the three months ended March 31,
	2006	2005
	(in millions)
Income from continuing operations available to shareholders—basic	$820	$400
Interest on convertible debt(a)	—	4

Income from continuing operations available to shareholders—diluted	$820	$404

Net income available to shareholders—basic	$820	$400
Interest on convertible debt(a)	—	4

Net income available to shareholders—diluted	$820	$404

(a)	In February 2006, the Company redeemed 92% of the LYONs for cash at the specified redemption amount of $594.25 per LYON. (See Note 7 Borrowings)

	For the three months ended March 31,
	2006			2005
	Class A	Class B	Total	Class A	Class B	Total
	(in millions, except per share data)
Allocation of income—basic:
Income from continuing operations	$593	$227	$820	$273	$127	$400
Net income available to shareholders	$593	$227	$820	$273	$127	$400
Weighted average shares used in income allocation	2,622	1,004	3,626	2,272	1,045	3,317

Allocation of income—diluted:
Income from continuing operations	$594	$226	$820	$280	$124	$404
Net income available to shareholders	$594	$226	$820	$280	$124	$404
Weighted average shares used in income allocation	2,643	1,004	3,647	2,359	1,045	3,404
Weighted average shares—basic	2,185	1,004	3,189	1,893	1,045	2,938
Stock options	18	—	18	36	—	36
Convertible debt(a)	—	—	—	37	—	37

Weighted average shares—diluted	2,203	1,004	3,207	1,966	1,045	3,011

Earnings per share—basic:
Income from continuing operations	$0.27	$0.23		$0.14	$0.12
Net income	$0.27	$0.23		$0.14	$0.12

Earnings per share—diluted:
Income from continuing operations	$0.27	$0.22		$0.14	$0.12
Net income	$0.27	$0.22		$0.14	$0.12

(a)	In February 2006, the Company redeemed 92% of the LYONs for cash at the specified redemption amount of $594.25 per LYON. (See Note 7 Borrowings) The remaining LYONs which are convertible into approximately 2.8 million shares were not included in the earnings per share computations because the effect of their inclusion would be antidilutive.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Earnings Per Share (continued)

	For the nine months ended March 31,
	2006	2005
	(in millions)
Income from continuing operations	$2,094	$1,411
Perpetual preference dividends(a)	—	(10)

Income from continuing operations available to shareholders—basic	2,094	1,401
Interest on convertible debt(b)	—	14
Other	(1)	—

Income from continuing operations available to shareholders—diluted	$2,093	$1,415

Gain on disposition of discontinued operations	$381	$—
Cumulative effect of accounting change, net of tax	$(1,013)	$—
Net income	$1,462	$1,411
Perpetual preference dividends(a)	—	(10)

Net income available to shareholders—basic	1,462	1,401
Interest on convertible debt(b)	—	14
Other	(1)

Net income available to shareholders—diluted	$1,461	$1,415

(a)	In November 2004, the Company redeemed the adjustable rate cumulative perpetual preference shares and the guaranteed 8.625% perpetual preference shares for $345 million at par.
(b)	In February 2006, the Company redeemed 92% of the LYONs for cash at the specified redemption amount of $594.25 per LYON. (See Note 7 Borrowings)

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Earnings Per Share (continued)

	For the nine months ended March 31,
	2006			2005
	Class A	Class B	Total	Class A	Class B	Total
	(in millions, except per share data)
Allocation of income—basic:
Income from continuing operations	$1,512	$582	$2,094	$970	$431	$1,401
Gain on disposition of discontinued operations	275	106	381	—	—	—
Cumulative effect of accounting change, net of tax	(732)	(281)	(1,013)	—	—	—
Net income available to shareholders	$1,056	$406	$1,462	$970	$431	$1,401
Weighted average shares used in income allocation	2,650	1,020	3,670	2,279	1,014	3,293
Allocation of income—diluted:
Income from continuing operations	$1,515	$578	$2,093	$990	$425	$1,415
Gain on disposition of discontinued operations	276	105	381	—	—	—
Cumulative effect of accounting change, net of tax	(733)	(280)	(1,013)	—	—	—
Net income available to shareholders	$1,058	$403	$1,461	$990	$425	$1,415
Weighted average shares used in income allocation	2,672	1,020	3,692	2,363	1,014	3,377
Weighted average shares—basic	2,208	1,020	3,228	1,899	1,014	2,913
Stock options	19	—	19	33	—	33
Convertible debt(a)	—	—	—	37	—	37

Weighted average shares—diluted	2,227	1,020	3,247	1,969	1,014	2,983

Earnings per share—basic:
Income from continuing operations	$0.68	$0.57		$0.51	$0.43
Gain on disposition of discontinued operations	$0.12	$0.10		$—	$—
Cumulative effect of accounting change, net of tax	$(0.33)	$(0.28)		$—	$—
Net income	$0.48	$0.40		$0.51	$0.43

Earnings per share—diluted:
Income from continuing operations	$0.68	$0.57		$0.50	$0.42
Gain on disposition of discontinued operations	$0.12	$0.10		$—	$—
Cumulative effect of accounting change, net of tax	$(0.33)	$(0.27)		$—	$—
Net income	$0.48	$0.40		$0.50	$0.42

(a)	In February 2006, the Company redeemed 92% of the LYONs for cash at the specified redemption amount of $594.25 per LYON. (See Note 7 Borrowings) The remaining LYONs which are convertible into approximately 2.8 million shares were not included in the earnings per share computations because the effect of their inclusion would be antidilutive.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 16—Additional Financial Information

Interest Expense, Net

Interest expense, net consists of:

	For the three months ended March 31,		For the nine months ended March 31,
	2006	2005	2006	2005
	(in millions)		(in millions)
Interest income	$66	$50	$182	$132
Interest expense	(217)	(201)	(615)	(563)
Interest capitalized	10	8	23	26

Interest expense, net	$(141)	$(143)	$(410)	$(405)

Supplemental Cash Flows Information

	For the nine months ended March 31,
	2006	2005
	(in millions)
Cash paid for income taxes	$407	$324
Cash paid for interest	469	461
Supplemental information on businesses acquired:
Fair value of assets acquired	1,725	8,022
Cash acquired	25	33
Less: Liabilities assumed	(152)	(778)
Consideration payable	—	—
Minority interest acquired	39	—
Cash paid	(1,604)	(174)

Fair value of stock consideration	$33	$7,103

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 17—Subsequent Events

In April 2006, the Company sold Sky Radio Limited, a commercial radio station group in the Netherlands and Germany, to Telegraaf Media Groep N.V. and ING Corporate Investments Participaties B.V., for cash consideration of approximately $225 million. The Company expects to record a gain on the sale of Sky Radio Limited.

In May 2006, the Company acquired a regional cable sports channel for approximately $375 million from Time Warner Inc. This channel has rights to the National Hockey League’s Atlanta Thrashers and shares rights to Major League Baseball’s Atlanta Braves and the National Basketball Association’s Atlanta Hawks with one of the Company’s existing regional sports networks.

On June 13, 2005, the Company announced that its Board approved a stock repurchase program, under which the Company was authorized to acquire up to an aggregate of $3.0 billion in the Company’s Class A and Class B common stock. In May 2006, the Company announced that the Board had authorized increasing the total amount of the stock repurchase program to $6.0 billion.

Note 18—Supplemental Guarantor Information

On June 27, 2003, News America Incorporated (“NAI”), an indirect wholly-owned subsidiary of News Corporation, entered into a $1.75 billion Five Year Credit Agreement (the “Credit Agreement”) with Citibank N.A., as administrative agent, JP Morgan Chase Bank, as syndication agent, and the lenders named therein. News Corporation, FEG Holdings, Inc., Fox Entertainment Group, Inc., News America Marketing FSI, LLC, News Publishing Australia Limited and News Australia Holdings Pty Limited are guarantors (the “Guarantors”) under the Credit Agreement. The guarantors are wholly owned by the Company or NAI and the guarantees provided are full and unconditional and joint and several.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Supplemental Guarantor Information (continued)

Supplemental Condensed Consolidating Statement of Operations

For the nine months ended March 31, 2006

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	5	—	493	18,047	—	18,545
Expenses	159	—	329	15,217	—	15,705

Operating income (loss)	(154)	—	164	2,830	—	2,840

Other (Expense) Income:
Interest expense, net	(1,196)	(75)	116	745	—	(410)
Equity earnings (losses) of affiliates	—	—	21	589	—	610
Earnings (losses) from subsidiary entities	1,037	1,607	1,760	—	(4,404)	—
Other, net	36	(70)	22	255	—	243

Income (loss) before income tax expense and minority interest in subsidiaries	(277)	1,462	2,083	4,419	(4,404)	3,283
Income tax (expense) benefit	97	—	(727)	(1,542)	1,027	(1,145)
Minority interest in subsidiaries, net of tax	—	—	—	(44)	—	(44)

Income (loss) from continuing operations	(180)	1,462	1,356	2,833	(3,377)	2,094
Gain (loss) on disposal of discontinued operations	—	—	—	381	—	381

Income (loss) before cumulative effect of accounting change	(180)	1,462	1,356	3,214	(3,377)	2,475
Cumulative effect of accounting change, net of tax	—	—	—	(1,013)	—	(1,013)

Net income (loss)	(180)	1,462	1,356	2,201	(3,377)	1,462

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Supplemental Guarantor Information (continued)

Supplemental Condensed Consolidating Statement of Operations

For the nine month period ended March 31, 2005

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	3	—	494	17,254	—	17,751
Expenses	185	—	353	14,604	—	15,142

Operating income (loss)	(182)	—	141	2,650	—	2,609

Other (Expense) Income:
Interest expense, net	(1,425)	—	454	566	—	(405)
Equity earnings (losses) of affiliates, net	—	—	3	151	—	154
Earnings (losses) from subsidiary entities	1,603	1,411	736	—	(3,750)	—
Other, net	132	—	15	(132)	—	15

Income (loss) before income tax expense and minority subsidiaries	128	1,411	1,349	3,235	(3,750)	2,373
Income tax (expense) benefit	(45)	—	(472)	(1,132)	876	(773)
Minority interest in subsidiaries, net of tax	—	—	(184)	(5)	—	(189)

Net income (loss)	83	1,411	693	2,098	(2,874)	1,411

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Supplemental Guarantor Information (continued)

Supplemental Condensed Consolidating Balance Sheet

At March 31, 2006

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Assets:
Current Assets:
Cash and cash equivalents	2,530	1	—	2,793	—	5,324
Receivables, net	26	—	—	4,867	—	4,893
Inventories, net	—	—	52	1,765	—	1,817
Other	10	—	—	337	21	368

Total Current Assets	2,566	1	52	9,762	21	12,402

Non-Current Assets:
Receivables	1	—	—	702	—	703
Inventories, net	—	—	—	2,872	—	2,872
Property, plant and equipment, net	85	—	1	4,419	—	4,505
Intangible assets	121	—	70	11,089	—	11,280
Goodwill	—	—	—	12,148	—	12,148
Other	134	—	—	828	—	962
Investments
Investments in associated companies and Other investments	121	—	1,259	9,013	—	10,393
Intragroup investments	43,302	78,399	75,493	15,585	(212,779)	—

Total Investments	43,423	78,399	76,752	24,598	(212,779)	10,393

Total Non-Current Assets	43,764	78,399	76,823	56,656	(212,779)	42,863

Total Assets	46,330	78,400	76,875	66,418	(212,758)	55,265

Liabilities and Stockholders’ Equity
Current Liabilities:
Borrowings	—	—	—	57	—	57
Other current liabilities	309	178	1,230	4,573	298	6,588

Total Current Liabilities	309	178	1,230	4,642	298	6,645
Non-Current Liabilities:
Borrowings	11,215	—	—	153	—	11,368
Other non-current liabilities	537	—	1,578	5,944	437	8,496
Intercompany	13,127	3,208	(5,103)	(11,232)	—	—
Minority interest in subsidiaries	—	—	—	242	—	242
Stockholders’ Equity	21,142	75,014	79,170	66,681	(213,493)	28,514

Total Liabilities and Stockholders’ Equity	46,330	78,400	76,875	66,418	(212,758)	55,265

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Supplemental Guarantor Information (continued)

Supplemental Condensed Consolidating Balance Sheet

At June 30, 2005

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Assets:
Current Assets:
Cash and cash equivalents	4,234	—	—	2,236	—	6,470
Receivables, net	22	—	—	4,331	—	4,353
Inventories, net	—	—	56	1,460	—	1,516
Other	1	—	—	284	155	440

Total Current Assets	4,257	—	56	8,311	155	12,779

Non-Current Assets:
Receivables	1	—	—	672	—	673
Inventories, net	—	—	—	2,366	—	2,366
Property, plant and equipment, net	86	—	9	4,251	—	4,346
Intangible assets	132	—	69	12,316	—	12,517
Goodwill	—	—	—	10,944	—	10,944
Other	130	—	—	669	—	799
Investments
Investments in associated companies and Other investments	109	—	1,245	8,914	—	10,268
Intragroup investments	44,445	75,622	73,917	15,735	(209,719)	—

Total Investments	44,554	75,622	75,162	24,649	(209,719)	10,268

Total Non-Current Assets	44,903	75,622	75,240	55,867	(209,719)	41,913

Total Assets	49,160	75,622	75,296	64,178	(209,564)	54,692

Liabilities and Stockholders’ Equity
Current Liabilities:
Borrowings	880	—	—	32	—	912
Other current liabilities	316	—	1,246	4,081	94	5,737

Total Current Liabilities	1,196	—	1,246	4,113	94	6,649
Non-Current Liabilities:
Borrowings	9,958	—	—	129	—	10,087
Other non-current liabilities	—	—	1,799	8,361	(1,800)	8,360
Intercompany	15,180	593	(4,987)	(10,786)	—	—
Minority interest in subsidiaries	—	—	—	219	—	219
Stockholders’ Equity	22,826	75,029	77,238	62,142	(207,858)	29,377

Total Liabilities and Stockholders’ Equity	49,160	75,622	75,296	64,178	(209,564)	54,692

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Supplemental Guarantor Information (continued)

Supplemental Condensed Consolidating Statement of Cash Flows

For the nine months ended March 31, 2006

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities	(2,002)	1,956	—	2,095	—	2,049

Investing and other activities:
Property, plant and equipment	(6)	—	—	(642)	—	(648)
Investments	2	—	—	(1,665)	—	(1,663)
Proceeds from sale of investments, non-current assets and business disposals	—	—	—	799	—	799

Net cash (used in) provided by investing activities	(4)	—	—	(1,508)	—	(1,512)

Financing activities:
Issuance of debt	1,133	—	—	16	—	1,149
Repayment of debt	(831)	—	—	(8)	—	(839)
Issuance of shares	—	94	—	16	—	110
Repurchase of shares	—	(1,810)	—	—	—	(1,810)
Dividends paid	—	(239)	—	(7)	—	(246)

Net cash provided by (used in) financing activities	302	(1,955)	—	17	—	(1,636)

Net (decrease) increase in cash and cash equivalents	(1,704)	1	—	604	—	(1,099)
Cash and cash equivalents, beginning of period	4,234	—	—	2,236	—	6,470
Exchange movement on opening cash balance	—	—	—	(47)	—	(47)

Cash and cash equivalents, end of period	2,530	1	—	2,793	—	5,324

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Supplemental Guarantor Information (continued)

Supplemental Condensed Consolidating Statement of Cash Flows

For the nine month period ended March 31, 2005

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities	145	47	(93)	2,214	—	2,313

Investing and other activities:
Property, plant and equipment	(1)	—	(4)	(705)	—	(710)
Investments	(136)	—	(4)	(173)	—	(313)
Proceeds from sale of investments, non-current assets and business disposals	14	—	98	531	—	643

Net cash provided by (used in) investing activities	(123)	—	90	(347)	—	(380)

Financing activities:
Issuance of debt	1,743	—	—	33	—	1,776
Repayment of debt	(135)	—	—	(1,960)	—	(2,095)
Cash on deposit	275	—	—	—	—	275
Issuance of shares	—	54	—	11	—	65
Dividends paid	—	(101)	—	(23)	—	(124)

Net cash provided by (used in) financing activities	1,883	(47)	—	(1,939)	—	(103)

Net (decrease) increase in cash and cash equivalents	1,905	—	(3)	(72)	—	1,830
Cash and cash equivalents, beginning of period	1,972	—	3	2,076	—	4,051
Exchange movement on opening cash balance	—	—	—	112	—	112

Cash and cash equivalents, end of period	3,877	—	—	2,116	—	5,993

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Supplemental Guarantor Information (continued)

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

REORGANIZATION

Effective November 12, 2004, the Company changed its corporate domicile from Australia to the United States and its reporting currency from the Australian dollar to the U.S. dollar (“the Reorganization”). As a result, the Company’s accompanying unaudited consolidated financial statements are stated in U.S. dollars as opposed to Australian dollars, which was the currency the Company previously used to present its financial statements, and have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP.

In the Reorganization, all outstanding ordinary shares and preferred limited voting ordinary shares of The News Corporation Limited (“TNCL”) were cancelled and shares of the Company’s Class A (“Class A Common Stock”) non-voting common stock and Class B voting common stock (“Class B Common Stock”) of the Company were issued in exchange, respectively, on a one-for-two share basis. The financial statements have been presented as if the one-for-two share exchange took place on July 1, 2004.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. MD&A is organized as follows:

•	Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as recent developments that have occurred either during fiscal 2006 that the Company believes are important in understanding the results of operations and financial condition or to disclose known trends.

•	Results of Operations—This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2006 and 2005. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description of significant transactions and events that impact the comparability of the results being analyzed is provided.

•	Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2006 and 2005. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

OVERVIEW OF THE COMPANY’S BUSINESS

The Company is a diversified entertainment company, which manages and reports its businesses in eight segments:

•	Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production of original television programming in the United States and Canada.

•	Television, which principally consists of the operation of 35 full power broadcast television stations, including nine duopolies, in the United States (of these stations, 25 are affiliated with the FOX network, nine are affiliated with the UPN network until September 2006 and one is an independent station); the broadcasting of network programming in the United States; and the development, production and broadcasting of television programming in Asia.

•	Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite (“DBS”) operators in the United States.

•	Direct Broadcast Satellite Television, which principally consists of the distribution of premium programming services via satellite directly to subscribers in Italy.

•	Magazines and Inserts, which principally consists of the publication of free standing inserts, which are promotional booklets containing consumer offers distributed through insertion in local Sunday newspapers in the United States and providing in-store marketing products and services, primarily to consumer packaged goods manufacturers, in the United States and Canada.

•	Newspapers, which principally consists of the publication of four national newspapers in the United Kingdom, the publication of more than 110 newspapers in Australia, and the publication of a mass circulation, metropolitan morning newspaper in the United States.

•	Book Publishing, which principally consists of the publication of English language books throughout the world.

•	Other, which includes NDS Group plc (“NDS”), a company engaged in the business of supplying open end-to-end digital technology and services to digital pay-television platform operators and content providers; Global Cricket Corporation, which has the exclusive rights to broadcast the Cricket World Cup and other related International Cricket Council cricket events through 2007; News Outdoor, an advertising business which offers display advertising in locations throughout Russia and Eastern Europe; and Fox Interactive Media, which operates the Company’s Internet activities.

Filmed Entertainment

The Filmed Entertainment segment derives revenue from the production and distribution of feature motion pictures and television series. In general, motion pictures produced or acquired for distribution by the Company are exhibited in U.S. and foreign theaters followed by DVDs, pay-per-view television, premium subscription television, network television and basic cable and syndicated television exploitation. Television series initially produced for the networks and first-run syndication are generally licensed to domestic and international markets concurrently. The more successful series are typically released in seasonal DVD box sets and later syndicated in domestic markets and international markets. The length of the revenue cycle for television series will vary depending on the number of seasons a series remains in active production and, therefore, may cause fluctuations in operating results. License fees received for television exhibition (including international and U.S. premium television and basic cable television) are recorded as revenue in the period that licensed films or programs are available for such exhibition, which may cause substantial fluctuations in operating results.

The revenues and operating results of the Filmed Entertainment segment are significantly affected by the timing of the Company’s theatrical and home entertainment releases, the number of its original and returning television series that are aired by television networks, and the number of its television series in off-network syndication. Theatrical and home entertainment release dates are determined by several factors, including timing of vacation and holiday periods and competition in the marketplace. The distribution windows for the release of motion pictures theatrically and in various home entertainment formats have been compressing and may continue to change in the future. A reduction in timing between theatrical and home entertainment releases could adversely affect the revenues and operating results of this segment. In seeking to manage its risk, the Company has pursued a strategy of entering into agreements to share the financing of certain films with other parties. The parties to these arrangements include studio and non-studio entities, both domestic and foreign. In several of these agreements, other parties control certain distribution rights.

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

The Company competes with other major studios, such as Disney, DreamWorks, Paramount, Sony, Universal and Warner Bros., and independent film producers in the production and distribution of motion pictures and DVDs. As a producer and distributor of television programming, the Company competes with studios, television production groups, and independent producers and syndicators, such as Disney, Sony, NBC Universal, Warner Bros. and Paramount Television to sell programming both domestically and internationally. The Company also competes to obtain creative talent and story properties which are essential to the success of the Company’s filmed entertainment businesses.

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

The television broadcast environment is highly competitive. The primary methods of competition in broadcast television are the development and acquisition of popular programming and the development of audience interest through programming promotion, in order to sell advertising at profitable rates. FOX competes for audience, advertising revenues and programming with other broadcast networks, such as CBS, ABC, NBC, UPN and the WB, independent television stations, cable program services, as well as other media, including DBS television services, DVDs, video games, print and the Internet. In addition, FOX competes with the other broadcast networks to secure affiliations with independently owned television stations in markets across the country. (See Other Recent Business Developments below for discussion of the announced UPN and WB network combination and the launch of My Network TV.)

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

In 2002, Nielsen Media Research (“Nielsen”) began to transition the existing local television ratings system to the use of Local People Meters (“LPMs”) in certain large markets. The transition to LPMs has adversely impacted the ratings of the television stations owned by the Company in some of the markets where the transition has occurred. In January 2006, Nielsen introduced LPMs in the Dallas and Detroit markets and plans to establish LPMs in the Atlanta market at the end of fiscal 2006.

Generally, the Company’s cable networks, which target various demographics, derive a majority of their revenues from monthly affiliate fees received from cable television systems and DBS operators based on the number of its subscribers, net of the amortization of cable distribution investments (capitalized fees paid to a cable operator or DBS operator to facilitate the launch of a cable network). The Company defers the cable distribution investments and amortizes the amounts on a straight-line basis over the contract period. Cable television and DBS are currently the predominant means of distribution of the Company’s program services in the United States. Internationally, distribution technology varies region by region.

The Company’s cable networks compete for carriage on cable television systems, DBS operators and other distributors with other program services, as well as other uses of bandwidth, such as retransmission of free over-the-air broadcast networks, telephony and data transmission. A primary focus of competition is for distribution of the Company’s cable network channels that are not already distributed within a particular cable television or DBS system. For such program services, distributors make decisions on the use of bandwidth based on various considerations, including amounts paid by programmers for launches, subscription fees payable by distributors and appeal to the distributors’ subscribers.

In Asia, STAR’s programming is primarily distributed via satellite to local cable operators or other pay-television platform operators for distribution to their subscribers. STAR derives its revenue from the sale of advertising time and affiliate fees from these pay-television platform operators.

The most significant operating expenses of the Television segment and the Cable Network Programming segment are expenses related to acquiring and producing programming and to the production and technical expenses related to operating the technical facilities of the broadcaster or cable network. Other expenses include promotional expenses related to improving the market visibility and awareness of the broadcaster or cable network and sales commissions paid to the in-house advertising sales force, as well as salaries, employee benefits, rent and other routine overhead.

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

The profitability of these long-term national sports contracts, as discussed above, is based on the Company’s best estimates at March 31, 2006 of directly attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied at March 31, 2006, a loss will be recorded. Should revenues improve as compared to estimated revenues, the Company will have a positive operating profit related to the contract, which will be recognized over the estimated remaining contract term.

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

During fiscal 2005, competitive DTT services in Italy expanded to include pay-per-view offering of soccer games previously available exclusively on the SKY Italia platform. The Company is currently prohibited from providing a DTT service under regulations of the European Commission. In addition, the Italian government previously offered a subsidy on the purchase of DTT decoders. As a result, DTT operators could entice potential SKY Italia subscribers to their system.

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

Newspapers

The Newspapers segment derives revenues from the sale of advertising space and the sale of published newspapers. Competition for circulation is based upon the content of the newspaper, service and price. Adverse changes in general market conditions for advertising may affect revenues. Circulation revenues can be greatly affected by changes in competitors’ cover prices and by promotion activities. Operating expenses for the Newspapers segment include costs related to newsprint, ink, printing costs and editorial content. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead.

The Newspapers segment’s advertising volume and the price of newsprint are key uncertainties whose fluctuations can have a material effect on the Company’s operating results and cash flow. The Company has to anticipate the level of advertising volume and newsprint prices in managing its businesses to maximize operating profit during expanding and contracting economic cycles. Newsprint is a basic commodity and its price is sensitive to the balance of supply and demand. The Company’s costs and expenses are affected by the cyclical increases and decreases in the price of newsprint. The newspapers published by the Company compete for readership and advertising with local and national newspapers and also compete with television, radio and other media alternatives in their respective locales. Competition for newspaper circulation is based on the news and editorial content of the newspaper, cover price and, from time to time, various promotions. The success of the newspapers published by the Company in competing with other newspapers and media for advertising depends upon advertisers’ judgments as to the most effective use of their advertising budgets. Competition for advertising among newspapers is based upon circulation levels, readership levels, reader demographics, advertising rates and advertiser results. Such judgments are based on factors, such as cost, availability of alternative media, circulation and quality of readership demographics.

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

The book publishing business operates in a highly competitive market and has been affected by consolidation trends. This market continues to change in response to technological innovations and other factors. Recent years have brought a number of significant mergers among the leading book publishers. The book superstore remains a significant factor in the industry contributing to the general trend toward consolidation in the retail channel. There have also been a number of mergers completed in the distribution channel. The Company must compete with other publishers, such as Random House, Penguin Group, Simon & Schuster and Hachette Livre, for the rights to works by well-known authors and public personalities. Although the Company currently has strong positions in each of its markets, further consolidation in the book publishing industry could place the Company at a competitive disadvantage with respect to scale and resources.

Other Recent Business Developments

In January 2006, CBS Corp., owner of the UPN network (“UPN”), and Time Warner Inc., owner of the WB network (the “WB”), announced that UPN and the WB would combine to form a new network, which is expected to launch in September 2006. The Company owns nine major-market television stations that are affiliated with UPN, which affiliations expire in August 2006. In February 2006, the Company announced it would launch My Network TV, a new primetime program network in September 2006. My Network TV will provide primetime programming to the Company’s nine stations that had been affiliated with UPN, as well as to numerous affiliate stations. To the extent that My Network TV is not successful, the Company’s operating results in the Television segment may be adversely impacted.

In July 2005, the Company formed a new division, Fox Interactive Media (“FIM”), to expand the Company’s Internet presence, and increase the Company’s opportunity to participate in the growing web-based advertising market. FIM’s primary focus is to build an integrated online Internet network of premiere destinations that allows users to experience, engage, customize and personalize their web experience. The Company purchased several Internet companies during fiscal 2006 through its FIM division.

RESULTS OF OPERATIONS

Results of Operations—For the three and nine months ended March 31, 2006 versus the three and nine months ended March 31, 2005.

The following table sets forth the Company’s operating results, for the three and nine months ended March 31, 2006 as compared to the three and nine months ended March 31, 2005.

	For the three months ended March 31,			For the nine months ended March 31,
	2006	2005	% Change	2006	2005	% Change
	(in millions, except % and per share amounts)
Revenues	$6,198	$6,043	3%	$18,545	$17,751	4%
Expenses:
Operating	4,006	4,060	(1)%	12,116	11,925	2%
Selling, general and administrative	989	918	8%	2,926	2,715	8%
Depreciation and amortization	189	176	7%	561	453	24%
Other operating charge	3	—	* *	102	49	* *

Total operating income	$1,011	$889	14%	$2,840	$2,609	9%

Interest expense, net	(141)	(143)	1%	(410)	(405)	(1)%
Equity earnings of affiliates	264	91	* *	610	154	* *
Other, net	170	(62)	* *	243	15	* *

Income from continuing operations before income tax expense and minority interest in subsidiaries	1,304	775	68%	$3,283	$2,373	38%
Income tax expense	(471)	(317)	(49)%	(1,145)	(773)	(48)%
Minority interest in subsidiaries, net of tax	(13)	(58)	78%	(44)	(189)	77%

Income from continuing operations	820	400	* *	2,094	1,411	48%
Gain on disposition of discontinued operations, net of tax	—	—	—	381	—	* *

Income before cumulative effect of accounting change	820	400	* *	2,475	1,411	75%
Cumulative effect of accounting change, net of tax	—	—	—	(1,013)	—	* *

Net income	$820	$400	* *	$1,462	$1,411	4%

Diluted earnings per share from continuing operations (1)	$0.26	$0.13	100%	$0.64	$0.47	36%

**	not meaningful
(1)	Represents earnings per share based on the total weighted average shares outstanding (Class A and Class B combined) for the three and nine months ended March 31, 2006 and 2005. Class A Common Stock carry rights to a greater dividend than Class B Common Stock through fiscal 2007. As such, net income available to the Company’s stockholders is allocated between the Company’s two classes of common stock, Class A Common Stock and Class B Common Stock. Subsequent to the final fiscal 2007 dividend payment, shares of Class A Common Stock will cease to carry any rights to a greater dividend than shares of Class B Common Stock. See Note 15 Earnings Per Share.

Overview—The Company’s revenues increased 3% and 4%, for the three and nine months ended March 31, 2006, respectively, as compared to the corresponding periods of fiscal 2005. The increases for the three and nine months ended March 31, 2006 were primarily due to revenue increases at the Cable Network Programming, Direct Broadcast Satellite Television and Other segments, which were partially offset by revenue declines at the Filmed Entertainment segment. Additionally, reduced revenues at the Television segment, primarily from the absence of the Super Bowl broadcast, also offset the revenue increase for the three months ended March 31, 2006 noted above.

Operating expenses were down 1% for the three months ended March 31, 2006 from the corresponding period of fiscal 2005, primarily due to the absence of the sports rights associated with the broadcast of Super Bowl XXXIX in the prior fiscal year. Operating expenses for the nine months ended March 31, 2006 increased approximately 2% from the corresponding period of fiscal 2005, primarily due to increased expenses at the Cable Network Programming segment and acquisitions made by the Newspaper segment and FIM. These increases were partially offset by reduced operating expenses at the Filmed Entertainment segment. The increased operating expenses at the Cable Network Programming segment were due to the consolidation of the Florida and Ohio Regional Sports Networks (“RSNs”), and the consolidation of Fox Sports Net, a national sports program service, beginning in April 2005 and higher programming costs at the remaining RSNs and FX Network (“FX”). In addition, operating results include the consolidation of Queensland Press Pty Ltd (“QPL”) within the Newspapers segment and the impact of the FIM acquisitions. The operating expense reduction at the Filmed Entertainment segment was due to reduced amortization of production and participation costs, as well as reduced home entertainment marketing and manufacturing costs.

Selling, general and administrative expenses increased approximately 8% for the three and nine months ended March 31, 2006 from the corresponding periods of fiscal 2005, primarily due to the consolidation of the Florida and Ohio RSNs, Fox Sports Net and QPL. In addition, the impact of acquisitions at FIM also contributed to the increase in selling, general and administrative expenses during the three and nine months ended March 31, 2006. Depreciation and amortization expense increased approximately 7% and 24% during the three and nine months ended March 31, 2006, respectively, when compared to the corresponding periods of fiscal 2005, primarily due to the amortization of intangible assets acquired on the purchase of the minority interest in the Fox Entertainment Group, Inc. in March 2005, as well as incremental expenses resulting from the acquisitions at FIM noted above. Accelerated depreciation recognized on printing plant assets in the United Kingdom also impacted the nine months ended March 31, 2006.

During the three and nine months ended March 31, 2006, Operating income increased 14% and 9%, respectively, from the corresponding periods of fiscal 2005, primarily due to the revenue increases noted above. The Operating income increase for the nine months ended March 31, 2006 was offset by a $102 million redundancy provision recorded as an other operating charge during fiscal 2006. The redundancy provision was recorded at the Newspapers segment, for certain U.K. employees as a result of the Company committing to a reduction in workforce, which is associated with the development of new printing plants in the United Kingdom.

Interest expense, net—Interest expense, net decreased by $2 million in the three months ended March 31, 2006 and increased $5 million in the nine months ended March 31, 2006. Interest expense increased for the three and nine months ended March 31, 2006, as compared to the corresponding periods of fiscal 2005. These increases are due primarily to interest on the Company’s issuance of $1.0 billion in 6.2% senior notes due 2034 and $750 million in 5.3% senior notes due 2014 in December 2004 and $1.15 billion in 6.4% senior notes due 2035 in December 2005. These increases were more than offset in the three months ended March 31, 2006 and were partially offset in the nine months ended March 31, 2006 due to higher interest income.

Equity earnings (losses) of affiliates —Net earnings from affiliates for the three and nine months ended March 31, 2006 increased $173 million and $456 million, respectively, as compared to the corresponding periods of fiscal 2005. These improvements were primarily due to increased contributions from The DIRECTV Group, Inc. (“DIRECTV”) on subscriber growth and increased pricing. DIRECTV’s results also reflect lower expenses associated with the introduction of a new set-top receiver program. The improved results also include the recognition of a tax benefit by Innova. Additionally the net earnings from affiliates for the three and nine months ended March 31, 2006 include a favorable impact from foreign currency fluctuations at Sky Brasil and increased contributions from the British Sky Broadcasting Group plc (“BSkyB”), respectively.

	For the three months ended March 31,				For the nine months ended March 31,
	2006	2005	% Change		2006	2005	% Change
	(in millions, except %)
BSkyB	$100	$107	(7)%		$286	$249	15%
DIRECTV	61	(40)	*	*	89	(217)	*	*
Sky Brasil	19	(2)	*	*	23	23	—
Innova	41	6	*	*	61	17	*	*
FOXTEL	2	(3)	*	*	(1)	(17)	94%
Other equity affiliates	41	23	78%		152	99	54%

Total equity earnings of affiliates	$264	$91	*	*	$610	$154	*	*

**	not meaningful

Other, net—Other, net consisted of the following:

	For the three months ended March 31,		For the nine months ended March 31,
	2006	2005	2006	2005
	(in millions)		(in millions)
Gain on sale of Innova(a)	$206	$—	$206	$—
Gain on sale of China Netcom(a)	—	—	52	—
Change in fair value of exchangeable securities(b)	(35)	14	(8)	105
LYONs deferred financing costs(c)	(13)	—	(13)	—
Loss on sale of Sky Multi-Country Partners(a)	—	—	—	(55)
Gain on sale of Rogers Sportsnet(a)	—	—	—	39
Loss on RPP exchange(d)	—	(77)	—	(77)
Other	12	1	6	3

Total Other, net	$170	$(62)	$243	$15

(a)	See Note 5—Investments
(b)	The Company has certain outstanding exchangeable debt securities which contain embedded derivatives. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” these embedded derivatives require separate accounting and, as such, changes in their fair value are recognized in Other, net.
(c)	See Note 7—Borrowings
(d)	The Company exchanged its 40% investment in Regional Programming Partners (“RPP”) for 60% interests in Rainbow Media Holdings’ (“Rainbow”) Fox Sports Net Ohio and Fox Sports Net Florida and Rainbow’s 50% interests in National Sports partners and National Advertising Partners.

Income tax expense—The effective tax rate for the three months ended March 31, 2006 was 36.1% which was higher than the U.S. Statutory rate due to the state and foreign income taxes. The effective tax rate for the nine months ended March 31, 2006 was 34.9%. The effective tax rates for the fiscal 2006 periods reflect the positive impact of the Company’s application of the American Jobs Creation Act of 2004 (“AJCA”). The Company reflected a tax benefit of approximately $11 million and $113 million in the three and nine months ended March 31, 2006, respectively, primarily resulting from the reduction of prior tax accruals relating to the planned repatriation of foreign earnings at the lower rate of 5.25% under the AJCA.

The effective tax rate for the three months ended March 31, 2006 was lower than the effective tax rate of 40.9% for the corresponding period of fiscal 2005 due to the impact of the AJCA noted above. The effective tax rate for the nine months ended March 31, 2006 was higher than the effective tax rate for the corresponding period of fiscal 2005 of 32.6%, primarily due to the impact on the effective rate of the resolution of foreign income tax audits in September 2004.

Minority interest in subsidiaries, net of tax—Minority interest expense improved by $45 million and $145 million for the three and nine months ended March 31, 2006, respectively, as compared to the corresponding periods of fiscal 2005. These improvements are primarily due to the acquisition of minority shares of Fox Entertainment Group, Inc. in fiscal 2005.

Gain on disposition of discontinued operations, net of tax—In October 2005, the Company sold its TSL Education Ltd. division, which primarily included The Times Educational Supplement publication in the United Kingdom for cash consideration of approximately $395 million. In connection with this transaction, the Company recorded a gain of $381 million, net of tax of $0, in Gain on disposition of discontinued operations in the unaudited consolidated statement of operations for the nine months ended March 31, 2006.

The provision for income taxes reported in discontinued operations of $0 differs from the amount computed using the statutory income tax rate, due to the tax being offset by a release of a valuation allowance that was applied to an existing deferred tax asset established for capital losses, which because of the TSL transaction can now be utilized. Therefore, there will be no resulting tax liability.

Cumulative effect of accounting change, net of tax—Effective July 1, 2005, the Company adopted Emerging Issues Task Force Topic No. D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill” (“D-108”). D-108 requires companies who have applied the residual value method in the valuation of acquired identifiable intangibles for purchase accounting and impairment testing to use a direct value method. As a result of the adoption, the Company recorded a charge of $1.6 billion ($1 billion net of tax, or ($0.33) per share of Class A Common Stock and ($0.27) per share of Class B Common Stock), to reduce the intangible balances attributable to its television stations’ FCC licenses. This charge has been reflected as a cumulative effect of accounting change, net of tax in the unaudited consolidated statements of operations.

Net income—Net income increased $420 million and $51 million for the three and nine months ended March 31, 2006, respectively, as compared to the corresponding periods of fiscal 2005. These increases were primarily due to increases in Operating income, Equity earnings from affiliates and Other income, as well as lower minority interest expense. The Net income increase for the nine months ended March 31, 2006 also includes the Gain on the disposition of discontinued operations and is partially offset by the Cumulative effect of accounting change.

Segment Analysis:

The following table sets forth the Company’s revenues and operating income by segment, for the three and nine months ended March 31, 2006, as compared to the three and nine months ended March 31, 2005.

	For the three months ended March 31,			For the nine months ended March 31,
	2006	2005	% Change	2006	2005	% Change
	(in millions, except %)
Revenues:
Filmed Entertainment	$1,388	$1,477	(6)%	$4,414	$4,726	(7)%
Television	1,347	1,414	(5)%	3,991	3,982	—
Cable Network Programming	839	633	33%	2,424	1,857	31%
Direct Broadcast Satellite Television	675	624	8%	1,793	1,620	11%
Magazines and Inserts	300	283	6%	832	774	7%
Newspapers	1,015	1,062	(4)%	3,037	2,937	3%
Book Publishing	275	300	(8)%	1,056	1,041	1%
Other	359	250	44%	998	814	23%

Total revenues	$6,198	$6,043	3%	$18,545	$17,751	4%

Operating income (loss):
Filmed Entertainment	$225	$251	(10)%	$892	$949	(6)%
Television	286	221	29%	629	608	3%
Cable Network Programming	211	172	23%	670	565	19%
Direct Broadcast Satellite Television	69	(21)	* *	(45)	(247)	82%
Magazines and Inserts	90	79	14%	242	216	12%
Newspapers	153	186	(18)%	347	488	(29)%
Book Publishing	26	30	(13)%	173	152	14%
Other	(49)	(29)	(69)%	(68)	(122)	44%

Total operating income (loss)	$1,011	$889	14%	$2,840	$2,609	9%

**	not meaningful

Filmed Entertainment (24% and 27% of the Company’s consolidated revenues in the first nine months of fiscal 2006 and 2005, respectively)

For the three and nine months ended March 31, 2006, revenues at the Filmed Entertainment segment decreased $89 million, or 6%, and $312 million, or 7%, respectively, as compared to the corresponding periods of fiscal 2005. These decreases are primarily due to decreases in worldwide home entertainment revenues of 26% and 17% for the three and nine months ended March 31, 2006, respectively, as compared to the corresponding periods of fiscal 2005 driven by fewer film home entertainment releases. The three months ended March 31, 2006 included the domestic home entertainment releases of Walk the Line and Transporter 2, as well as the continued performance of Fantastic Four. The three months ended March 31, 2005 included the worldwide release of Alien vs. Predator, the domestic release of Fat Albert and Taxi, as well as carryover performance of prior year titles including I,Robot, Garfield, and Napoleon Dynamite. Home entertainment revenue from television titles, including Family Guy and 24, slightly offset the film home entertainment decreases. Domestic theatrical revenues for the three and nine months ended March 31, 2006 were consistent with the corresponding periods of fiscal 2005.

Home entertainment revenues generated from the sale and distribution of film and television titles in the three months ended March 31, 2006 were 77% and 23%, respectively, of total home entertainment revenues. Home entertainment revenues generated from the sale and distribution of film and television titles in the nine months ended March 31, 2006 were 74% and 26%, respectively, of total home entertainment revenues.

Operating income at the Filmed Entertainment segment for the three and nine months ended March 31, 2006 decreased $26 million, or 10%, and $57 million, or 6%, respectively, as compared to the corresponding periods of fiscal 2005. The reduction in Operating income was due to lower home entertainment revenue, partially offset by lower home entertainment marketing and manufacturing costs and lower amortization of production and participation costs directly associated with the decrease in revenues noted above.

Television (22% of the Company’s consolidated revenues in the first nine months of fiscal 2006 and 2005)

For the three months ended March 31, 2006, the Television segment reported a revenue decrease of $67 million, or 5%, as compared to the corresponding period of fiscal 2005. Revenue for the Television segment for the nine months ended March 31, 2006 remained consistent with revenues of the corresponding period of fiscal 2005. For the three and nine months ended March 31, 2006, the Television segment reported increases in Operating income of $65 million, or 29%, and $21 million, or 3%, respectively, from the corresponding periods of fiscal 2005.

Revenues at the Company’s U.S. television operations decreased 6% and 2% for the three and nine months ended March 31, 2006, respectively, as compared to the corresponding periods of fiscal 2005. These decreases are primarily due to the broadcast of the Super Bowl and Daytona 500 in the third quarter of fiscal 2005 with no comparable events in the corresponding periods of fiscal 2006. Offsetting these decreases is an increase in primetime net advertising revenue as a result of higher primetime ratings and continued growth in local news programming versus the corresponding periods of fiscal 2005. Operating income at the Company’s U.S. television operations for the three and nine months ended March 31, 2006 increased approximately 3% and 5%, respectively, from the corresponding periods of fiscal 2005. These increases are mainly due to the absence of programming costs for the Super Bowl and Daytona 500 that were broadcast in the third quarter of fiscal 2005, partially offset by the decreased revenues noted above and by higher programming costs for returning shows, local news expansions, music license fees and new sports programming on the UPN affiliated stations.

Revenues for the three and nine months ended March 31, 2006 at the Company’s international television operations increased over the corresponding periods of fiscal 2005. These increases were primarily driven by higher advertising and subscription revenues. Operating income for the Company’s international television operations increased for the three and nine months ended March 31, 2006 over the corresponding periods of fiscal 2005, primarily driven by increased revenues, as noted above, which were partially offset by increased programming costs associated with the launch of new channels and programming.

Cable Network Programming (13% and 10% of the Company’s consolidated revenues in the first nine months of fiscal 2006 and 2005, respectively)

For the three and nine months ended March 31, 2006, revenues for the Cable Network Programming segment increased $206 million, or 33%, and $567 million, or 31%, respectively, as compared to the corresponding periods of fiscal 2005. For the third quarter of fiscal 2006, Fox News Channel’s (“Fox News”), the FX Network’s (“FX”) and the Regional Sports Networks’ (“RSNs”) revenues increased 18%, 13% and 48%, respectively, from the third quarter of fiscal 2005. For the nine months ended March 31, 2006, Fox News’, FX’s and the RSNs’ revenues increased 15%, 18% and 38%, respectively, from the corresponding period of fiscal 2005.

Fox News’ advertising revenues increased 8% and 11% for the three and nine months ended March 31, 2006, respectively, primarily driven by higher pricing and higher volume. Net affiliate revenue increased 8% for the three and nine months ended March 31, 2006, as a result of increases in subscribers and average rates per subscriber from the corresponding periods of fiscal 2005. As of March 31, 2006, Fox News reached approximately 89 million Nielsen households.

FX’s advertising revenues increased 16% and 22% for the three and nine months ended March 31, 2006, respectively, as compared to the corresponding periods of fiscal 2005. The increases were driven by higher volume in both the three and nine months ended March 31, 2006, as well as higher pricing in the third quarter of fiscal 2006 as compared to the respective periods of fiscal 2005. For the three and nine months ended March 31, 2006, net affiliate revenue increased 11% and 16%, respectively, as compared to the corresponding periods of fiscal 2005, reflecting an increase in average rates per subscriber and DBS subscribers. As of March 31, 2006, FX reached approximately 88 million Nielsen households.

RSNs’ advertising revenues increased 34% and 31% for the three and nine months ended March 31, 2006, respectively, as compared to the corresponding periods of fiscal 2005. These increases were primarily due to the consolidation of the Florida and Ohio RSNs acquired in April 2005 and the resumption of National Hockey League (“NHL”) games in the second quarter of fiscal 2006 after the cancellation of the 2004-05 NHL season. In addition, there was an increase in MLB pricing in the nine months ended March 31, 2006, as compared to the corresponding period of fiscal 2005. Affiliate revenues increased 51% and 40% for the three and nine months ended March 31, 2006, respectively, as compared to the corresponding periods of fiscal 2005. These increases were primarily due to the consolidation of the Florida and Ohio RSNs, the absence of allowances recorded in the prior year related to the cancellation of the 2004-05 NHL season, an increase in DBS subscribers and higher average rates per subscriber.

The Cable Network Programming segment Operating income increased $39 million, or 23%, and $105 million, or 19% for the three and nine months ended March 31, 2006, respectively, as compared to the corresponding periods of fiscal 2005. These improvements were primarily driven by the revenue increases noted above, partially offset by higher programming expenses. Programming expenses increased primarily due to the consolidation of the Florida and Ohio RSNs and Fox Sports Net in April 2005 and the programming costs associated with the resumption of NHL games after the cancellation of the 2004-05 season. Also contributing to this increase were newly acquired series and more original programming at FX. In addition, marketing expenses increased at FX for the first nine months of fiscal 2006 due to increased promotion costs for its new original series as well as returning shows in fiscal 2006.

Direct Broadcast Satellite Television (10% and 9% of the Company’s consolidated revenues in the first nine months of fiscal 2006 and 2005, respectively)

For the three and nine months ended March 31, 2006, SKY Italia revenues increased $51 million, or 8%, and $173 million, or 11%, respectively, as compared to the corresponding periods of fiscal 2005. This revenue growth was primarily driven by an increase of approximately 500,000 subscribers over the corresponding period of fiscal 2005. During the third quarter of fiscal 2006, SKY Italia added approximately 112,000 net subscribers, which resulted in SKY Italia’s subscriber base totaling more than 3.7 million at March 31, 2006. The total churn in the third quarter of fiscal 2006 was approximately 66,000 subscribers on an average subscriber base of approximately 3.7 million, as compared to churn of approximately 62,000 subscribers on an average subscriber base of approximately 3.2 million in the corresponding period of fiscal 2005. The total churn for the nine months ended March 31, 2006 was approximately 250,000 on an average subscriber base of 3.5 million, as compared to churn of approximately 210,000 subscribers on an average subscriber base of 3.0 million in the corresponding period of fiscal 2005. Subscriber churn for the period represents the number of SKY Italia subscribers whose service was disconnected during the period.

Average revenue per subscriber (“ARPU”) for the three and nine months ended March 31, 2006 was approximately €46 and approximately €43, respectively. The ARPU for the three months ended March 31, 2006 improved by approximately €1 over the corresponding period in the prior year due to a nearly €2 price increase during the second quarter of fiscal 2006. The ARPU for the nine months ended March 31, 2006 was consistent with that of the corresponding period of the prior year. SKY Italia calculates ARPU by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue for the period. Average subscribers are calculated for the period by adding the beginning and ending subscribers for the period and dividing by two.

Subscriber acquisition costs per subscriber (“SAC”) of approximately €235 in the third quarter of fiscal 2006 was relatively flat as compared to the corresponding prior year. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross SKY Italia subscribers during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly by SKY Italia to subscribers and the costs related to installation and acquisition advertising, net of any upfront activation fee. SKY Italia excludes the value of equipment capitalized under SKY Italia’s equipment lease program, as well as payments and the value of returned equipment related to disconnected lease program subscribers from subscriber acquisition costs.

During the three months ended March 31, 2006, the strengthening of the U.S. dollar resulted in decreases of approximately 8% and 3% in revenues and operating income as compared to the corresponding period of fiscal 2005. The strengthening of the U.S. dollar resulted in decreases of approximately 5% in both revenues and operating income for the nine months ended March 31, 2006 as compared to the corresponding period of fiscal 2005.

For the three and nine months ended March 31, 2006, Operating results at SKY Italia improved by $90 million and $202 million, respectively, as compared to the corresponding periods of fiscal 2005. These improvements were primarily due to the revenue increases noted above, partially offset by higher programming costs due to the increased subscriber base and additional channels.

Magazines and Inserts (4% of the Company’s consolidated revenues in the first nine months of fiscal 2006 and 2005)

For the three and nine months ended March 31, 2006 revenues at the Magazines and Inserts segment increased $17 million, or 6%, and $58 million, or 7%, as compared to the corresponding periods of fiscal 2005, respectively. The increase in the three months ended March 31, 2006 primarily resulted from an increase in sales of the Company’s in-store marketing products due to higher demand in supermarkets, partially offset by lower rates for the publication of free standing inserts. For the nine months ended March 31, 2006, an increase in demand for the Company’s in-Store shelf products and an increase in international volume resulted in an increase in revenues partially offset by lower rates for the publication of free standing inserts as compared to the first nine months of fiscal 2005.

Operating income for the three and nine months ended March 31, 2006 increased $11 million, or 14%, and $26 million, or 12%, as compared to the corresponding periods of fiscal 2005, respectively. The increases were primarily due to volume increases in in-store marketing products, partially offset by lower rates for the publication of free standing inserts, as noted above, and a lower operating profit margin due to changes in product mix as the free standing inserts yield a lower profit margin than sales of in-store marketing products.

Newspapers (16% and 17% of the Company’s consolidated revenues in the first nine months of fiscal 2006 and 2005, respectively)

The Newspapers segment revenues decreased $47 million, or 4%, for the three months ended March 31, 2006 and increased $100 million, or 3%, for the nine months ended March 31, 2006, as compared to the corresponding periods of fiscal 2005. Operating income decreased $33 million, or 18%, and $141 million, or 29%, for the three and nine months ended March 31, 2006, respectively, as compared to the corresponding periods of fiscal 2005. During the three months ended March 31, 2006, the strengthening of the U.S. dollar resulted in decreases of approximately 6% in both revenues and operating income as compared to the corresponding period of fiscal 2005. The strengthening of the U.S. dollar resulted in decreases of approximately 2% in both revenues and operating income for the nine months ended March 31, 2006 as compared to the corresponding period of fiscal 2005.

For the three and nine months ended March 31, 2006, U.K. newspapers’ revenues decreased 8% and 6%, respectively, as compared to the corresponding periods of fiscal 2005. For the three and nine months ended

March 31, 2006, U.K. newspapers’ advertising revenues decreased from the corresponding periods of fiscal 2005 as a result of a general weakness in the U.K. advertising market. Revenues also decreased due to the absence of revenue from TSL Education Ltd., which the Company sold in October 2005. Circulation revenues increased over the corresponding periods of fiscal 2005 due to cover price increases across all titles and higher net circulation on The Times in the nine months ended March 31, 2006 as a result of promotional activities. U.K. newspapers’ Operating income decreased 29% and 80% for the three and nine months ended March 31, 2006, respectively, as compared to the corresponding periods of fiscal 2005. These decreases are primarily due to the absence of operating profit due to the sale of the Company’s TSL Education Ltd. division in October 2005 and costs incurred in fiscal 2006 associated with the launch of a consumer magazine division. Also contributing to the decrease in Operating income for the nine months ended March 31, 2006 as compared to the corresponding period of fiscal 2005 was the increased depreciation and other costs associated with the development of new printing plants in the United Kingdom and a redundancy provision of $102 million recorded in fiscal 2006 for certain U.K. production employees as a result of the Company committing to a reduction in workforce expected to occur in fiscal 2007 and 2008. The Company expects annualized personnel cost savings of approximately $65 million when the U.K. workforce reduction is completed.

For the three months ended March 31, 2006, the Australian newspapers’ revenues were consistent with the corresponding period of fiscal 2005. For the nine months ended March 31, 2006, the Australian newspapers’ revenues increased 16%, as compared to the corresponding period of fiscal 2005, mainly due to the consolidation of the results of QPL beginning in November 2004. Also contributing to this increase was improved display and classified advertising revenues, along with the impact of cover price increases at the major weekend newspapers. Operating income decreased 5% for the three months ended March 31, 2006, primarily due to movement in exchange rates. Excluding the impact of foreign exchange fluctuations, operating income for the three months ended March 31, 2006 was consistent with the corresponding period of fiscal 2005, with display and classified advertising growth being offset by higher editorial and production costs. The increase in operating income of 16% for the nine months ended March 31, 2006, as compared to the corresponding period of fiscal 2005, was primarily attributable to the consolidation of QPL beginning in November 2004.

Book Publishing (6% of the Company’s consolidated revenues in the first nine months of fiscal 2006 and 2005)

For the three months ended March 31, 2006, revenues at HarperCollins decreased $25 million, or 8% from the corresponding period of fiscal 2005 due to lower volume of sales. For the nine months ended March 31, 2006, revenues at HarperCollins increased $15 million, or 1%, from the corresponding period of fiscal 2005. The increase in revenues in the nine month period is primarily attributable to more bestsellers in fiscal 2006 than fiscal 2005 as well as the strength of The Chronicles of Narnia series in the Childrens divisions. During the three months ended March 31, 2006, HarperCollins had 36 titles on the New York Times Bestseller List with four titles reaching the number one position. During the nine months ended March 31, 2006, HarperCollins had 83 titles on the New York Times Bestseller List with 12 titles reaching the number one position.

Operating income decreased $4 million, or 13%, for the three months ended March 31, 2006 and increased $21 million, or 14%, for the nine months ended March 31, 2006 as compared to the corresponding periods of fiscal 2005. The decrease in Operating income for the third quarter of fiscal 2006 was primarily due to lower volume of sales, as noted above, when compared to the corresponding period of fiscal 2005. The increase in Operating income for the nine months ended March 31, 2006 was primarily attributable to the revenue increases noted above.

Other (5% of the Company’s consolidated revenues in the first nine months of fiscal 2006 and 2005)

For the three and nine months ended March 31, 2006, revenues at the Other segment increased $109 million, or 44%, and $184 million, or 23%, respectively, as compared to the corresponding periods of fiscal 2005. These increases were primarily driven by incremental revenues from FIM.

For the three months ended March 31, 2006, the Operating loss at the Other segment increased $20 million, or 69%, as compared to the corresponding period of fiscal 2005, primarily as a result of FIM operating losses, principally resulting from employee retention expenses and amortization of purchased intangible assets. The Operating loss at the Other segment decreased $54 million, or 44%, for the nine months ended March 31, 2006 as compared to the corresponding period of fiscal 2005, primarily as a result of prior year results including reorganization costs in connection with the Company’s incorporation in the United States partially offset by the inclusion of the current year FIM operating losses noted above.

Liquidity and Capital Resources

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds; however, the Company has access to the worldwide capital markets, a $1.75 billion revolving credit facility and various film financing alternatives to supplement its cash flows. The availability under the revolving credit facility as of March 31, 2006 was reduced by letters of credit issued which totaled $171 million. As of March 31, 2006, the Company had consolidated cash and cash equivalents of approximately $5.3 billion. The Company believes that cash flows from operations will be adequate for the Company to conduct its operations. The Company’s internally generated funds are highly dependent upon the state of the advertising market and public acceptance of film and television products. Any significant decline in the advertising market or the performance of its films could adversely impact its cash flows from operations which could require the Company to seek other sources of funds including proceeds from the sale of certain assets or other alternative sources.

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

Sources and uses of cash

Net cash provided by operating activities for the nine months ended March 31, 2006 and 2005 was as follows (in millions):

For the nine months ended March 31,	2006	2005
Net cash provided by operating activities	$2,049	$2,313

The decrease in net cash provided by operating activities primarily reflects lower cash collections from worldwide home entertainment product primarily driven by a lower number of film home entertainment releases and higher film and television production spending at the Filmed Entertainment segment as compared to the prior year corresponding period. In addition, also contributing to this decrease was higher sports rights and higher tax payments during the nine months ended March 31, 2006 as compared to the corresponding period of fiscal 2005.

Net cash used in investing activities for the nine months ended March 31, 2006 and 2005 was as follows (in millions):

For the nine months ended March 31,	2006	2005
Property, plant and equipment, net of acquisitions	$(648)	$(710)
Acquisitions, net of cash acquired	(1,578)	(141)
Investments in equity affiliates	(39)	(142)
Other investments	(46)	(30)
Proceeds from sale of investments and other non-current assets	404	643
Proceeds from disposition of discontinued operations	395	—

Net cash used in investing activities	$(1,512)	$(380)

Cash used in investing activities during the nine months ended March 31, 2006 was higher than the corresponding period of fiscal 2005 primarily due to the acquisitions of Intermix Media, Inc. and IGN Entertainment, Inc. that occurred during the first half of fiscal 2006. The cash used in investing activities during the nine months ended March 31, 2006 was partially offset by proceeds received from the disposition of discontinued operations as the Company sold its TSL Education Ltd. division for approximately $395 million in cash consideration in October 2005.

The Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

In fiscal 2005, the Company announced its intentions to invest in new printing plants in the United Kingdom and Australia to take advantage of technological and market changes. The Company intends to invest approximately $1 billion in the United Kingdom on printing plants for The Sun, the News of the World, The Times and The Sunday Times and $500 million for Australian printing plants. The Company plans to fully fund the investment out of operating cash flow. Depreciation expense on plant and equipment that will be replaced will be accelerated over the next three to four years.

Net cash used in financing activities for the nine months ended March 31, 2006 and 2005 was as follows (in millions):

For the nine months ended March 31,	2006	2005
Borrowings	$1,149	$1,776
Repayment of borrowings	(839)	(2,095)
Cash on deposit	—	275
Issuance of shares	110	65
Repurchase of shares	(1,810)	—
Dividends paid	(246)	(124)

Net cash used in financing activities	$(1,636)	$(103)

Net cash used in financing activities for the nine months ended March 31, 2006 was higher than the corresponding period of fiscal 2005 primarily due to the implementation of the stock repurchase program. The increase was offset by an increase in borrowings net of repayments for the nine months ended March 31, 2006, as compared to the nine months ended March 31, 2005.

	2006	2005
Issuances	(in millions)
Notes due 2014	$—	$748
Notes due 2034	—	995
Notes due 2035	1,133	—
All other	16	33

	$1,149	$1,776

In December 2005, the Company issued approximately $1,150 million of 6.40% Senior Notes due 2035. The Company received proceeds of $1,133 million on the issuance of this debt, net of expenses. These notes are issued under the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America Incorporated, the Company, the subsidiary guarantors named therein and The Bank of New York, as Trustee.

	2006	2005
Repayments	(in millions)
LYONs	$831	$—
Cruden Group assumed debt	—	654
New Millenium II	—	659
Preferred Perpetual Shares	—	345
All other	8	437

	$839	$2,095

LYONs

In February 2001, the Company issued Liquid Yield Option Notes (“LYONs™”) which pay no interest and have an aggregate principal amount at maturity of $1,515 million, representing a yield of 3.5% per annum on the issue price. The holders may exchange the notes at any time into Class A Common Stock or, at the option of the Company, the cash equivalent thereof at a fixed exchange rate of 24.2966 shares of Class A Common Stock per $1,000 note. The notes were redeemable at the option of the holders on February 28, 2006 at a price of $594.25. The LYONs are also redeemable at the option of the holders on February 28, 2011 and February 28, 2016 at a price of $706.82 and $840.73, respectively. The Company, at its election, may satisfy the redemption amounts in cash, Class A Common Stock or any combination thereof.

On February 28, 2006, 92% of the LYONs were redeemed by the Company for cash at the specified redemption amount of $594.25 per LYON. Accordingly, the Company paid an aggregate of approximately $831 million to the holders of the LYONs that had exercised this redemption option. LYONs with a carrying value of approximately $69 million remained outstanding as of March 31, 2006. The pro-rata portion of unamortized deferred financing costs relating to the redeemed LYONs approximating $13 million was recognized and included in Other, net in the unaudited consolidated statement of operations for the three and nine months ended March 31, 2006.

Other

The Company’s $200 million, 8.45% Senior Debentures due August 2034 may be put at the option of the holder to the Company in August 2006 at par. The Company’s $240 million, 7.43% Senior Debentures due October 2026 may be put at the option of the holder to the Company in October 2006 at par. Additionally, the Company’s $200 million, 8.50% Senior Debentures due February 2025 may be put at the option of the holder to the Company in February 2007. These debentures are currently trading above par and the Company believes that under the current U.S. interest rate environment the debentures will not be put to the Company. Accordingly, the Company does not currently believe that these borrowings will impact the Company’s liquidity in the next twelve months.

Stock Repurchase Program

On June 13, 2005, the Company announced that the Board approved a stock repurchase program, under which the Company was authorized to acquire up to an aggregate of $3.0 billion in the Company’s Class A and Class B common stock. In May 2006, the Company announced that the Board authorized increasing the total amount of the stock repurchase program to $6.0 billion

Ratings of the Public Debt

The table below summarizes the Company’s credit ratings as of March 31, 2006.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa 2	Stable
Standard & Poor’s	BBB	Stable

Revolving Credit Agreement

On June 27, 2003, News America Incorporated (“NAI”), a subsidiary of the Company, entered into a $1.75 billion Five Year Credit Agreement (the “Credit Agreement”) with Citibank N.A., as administrative agent, JP Morgan Chase Bank, as syndication agent, and the lenders named therein. News Corporation, FEG Holdings, Inc., Fox Entertainment Group, Inc., News America Marketing FSI, LLC, News Publishing Australia Limited and News Australia Holdings Pty Limited are guarantors (collectively the “Guarantors”) under the Credit Agreement. The Credit Agreement provides a $1.75 billion revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit, and expires on June 30, 2008. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the Credit Agreement include the requirement that the Company maintain specific gearing and interest coverage ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.15% regardless of facility usage. The Company pays interest of a margin over LIBOR for borrowings and a letter of credit fee of 0.60%. The Company is subject to additional fees of 0.125% if borrowings under the facility exceed 25% of the committed facility. The interest and fees are based on the Company’s current debt rating. At March 31, 2006, letters of credit representing $171 million were issued under the Credit Agreement.

Commitments

As a result of the FIM acquisitions that occurred in September and October 2005, the Company has commitments under certain contractual arrangements to make future payments of up to a maximum of $148 million as of March 31, 2006. These commitments are comprised of operating leases, capital expenditures and contractual employee obligations.

In December 2005, the Company signed a new broadcast rights agreement with NASCAR for certain races and exclusive rights for certain ancillary content for an eight year term, commencing in calendar year 2007, in the amount of $1.7 billion.

Sky Italia entered into a new operating lease agreement in January 2006 for a newly developed property currently under construction in Milan, Italy for an initial 12-year term which is expected to commence in fiscal 2007 with an automatic renewal option for an additional 12-year term through fiscal 2031. The lease includes an annual increase based on a cost of living index as defined by the contract commencing with the payment of the rental fee in the second year. Total payments relating to this lease are expected to approximate $375 million.

Other than previously disclosed in the notes to these unaudited consolidated financial statements, the Company’s commitments have not changed significantly from disclosures included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 filed with the SEC on September 1, 2005.

Guarantees

The Company had guaranteed a transponder lease for Innova, an equity affiliate of the Company. The Company also guaranteed $46 million of the obligations of Innova under a credit agreement. Upon the closing of the sale of Innova during the third quarter of 2006, the Company was released from these guarantees.

Other than previously disclosed in the notes to these unaudited consolidated financial statements, the Company’s guarantees have not changed significantly from disclosures included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 filed with the SEC on September 1, 2005.

Contingencies

The Company is party to several purchase and sale arrangements, which become exercisable over the next ten years by the Company or the counter-party to the agreement. Total contingent receipts/payments under these agreements (including cash and stock) have not been included in the Company’s financial statements.

The Company currently has one significant arrangement that is exercisable. The Company’s wholly-owned subsidiary, News Out of Home owns and operates outdoor advertising companies located in Eastern Europe and also owns 68% of Media Support Services Limited, an outdoor advertising company with operating subsidiaries located in Russia. The minority stockholders of Media Support Services Limited currently have the right to sell their interests to News Out of Home. The Company believes that the exercise of these sale rights, if any, will not have a material effect on its consolidated financial condition, future results of operations or liquidity.

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

The Company derives substantial revenues from the sale of advertising on its television stations, broadcast and cable networks, newspapers and inserts and DBS television services. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. Demand for the Company’s products is also a factor in determining advertising rates. For example, ratings points for the Company’s television stations and broadcast and cable networks and circulation levels for the Company’s newspapers are factors that are weighed when determining advertising rates, and with respect to the Company’s television stations and broadcast and television networks, when determining the affiliate rates received by the Company. In addition, newer technologies, including new video formats, streaming and downloading capabilities via the Internet, video-on-demand, personal video recorders and other devices and technologies are increasing the number of media and entertainment choices available to audiences. Some of these devices and technologies allow users to view television or motion pictures from a remote location or on a time-delayed basis and provide users the ability for users to fast-forward, rewind, pause and skip programming. These technological developments are increasing the number of media and entertainment choices available to audiences and may cause changes in consumer behavior that could affect the attractiveness of the Company’s offerings to viewers, advertisers and/or distributors. A decrease in advertising expenditures or reduced demand for the Company’s offerings can lead to a reduction in pricing and advertising spending, which could have an adverse effect on the Company’s businesses.

Acceptance of the Company’s Film and Television Programming by the Public is Difficult to Predict, Which Could Lead to Fluctuations in Revenues.

Feature film and television production and distribution are speculative businesses since the revenues derived from the production and distribution of a feature film or television series depend primarily upon its acceptance by the public, which is difficult to predict. The commercial success of a feature film or television series also depends upon the quality and acceptance of other competing films and television series released into the marketplace at or near the same time, the availability of a growing number of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Further, the theatrical success of a feature film and the audience ratings for a television series are generally key factors in generating revenues from other distribution channels, such as home entertainment and premium pay television, with respect to feature films, and syndication, with respect to television series.

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

The Company seeks to limit the threat of content piracy and DBS programming signal theft; however, policing unauthorized use of the Company’s products and services and related intellectual property is often difficult and the steps taken by the Company may not in every case prevent the infringement by unauthorized third parties. Developments in technology, including digital copying, file compressing and the growing penetration of high-bandwidth Internet connections, increase the threat of content piracy by making it easier to duplicate and widely distribute pirated material. In addition, developments in software or devices that circumvent encryption technology increase the threat of unauthorized use and distribution of DBS programming signals. The Company has taken, and will continue to take, a variety of actions to combat piracy and signal theft, both individually and, in some instances, together with industry associations. There can be no assurance that the

Company’s efforts to enforce its rights and protect its products, services and intellectual property will be successful in preventing content piracy or signal theft. Content piracy and signal theft present a threat to the Company’s revenues from products and services, including, but not limited to, films, television shows, books and DBS programming.

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

In addition, the Company currently has in place a stockholder rights plan, which would cause extreme dilution to any person or group that attempts to acquire a significant interest in the Company without advance approval of its Board of Directors. Further, as a result of Mr. K. Rupert Murdoch’s ability to appoint certain members of the board of directors of the corporate trustee of the A.E. Harris Trust, which beneficially owns 2.8% of the Company’s Class A Common Stock and 30.0% of its Class B Common Stock, Mr. K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the A.E. Harris Trust. Mr. K. Rupert Murdoch, however, disclaims any beneficial ownership of those shares. Also, Mr. K. Rupert Murdoch beneficially owns an additional 0.8% of the Company’s Class A Common Stock and 1.1% of its Class B Common Stock. Thus, Mr. K. Rupert Murdoch may be deemed to beneficially own in the aggregate 3.5% of the Company’s Class A Common Stock and 31.1% of its Class B Common Stock.

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

At March 31, 2006, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $116 million (including the Company’s non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $21 million at March 31, 2006.

Interest Rates

The Company’s current financing arrangements and facilities include $11.4 billion of outstanding debt which is substantially fixed interest and the Credit Agreement, which carries variable interest. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. As of March 31, 2006, substantially all of the Company’s financial instruments with exposure to interest rate risk was denominated in U.S. dollars and had an aggregate fair value of $12.1 billion. The potential change in fair value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $655 million at March 31, 2006.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity affiliates and have an aggregate fair value of approximately $15,831 million as of March 31, 2006. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $14,248 million. Such a hypothetical decrease would result in a decrease in comprehensive income of approximately $5 million, as any changes in fair value of the Company’s equity affiliates are not recognized unless deemed other-than-temporary, as these investments are accounted for under the equity method.

In accordance with SFAS No. 133, the Company has recorded the conversion feature embedded in its exchangeable debentures in other liabilities. At March 31, 2006, the fair value of this conversion feature was $161 million and is sensitive to movements in the share price of one of the Company’s publicly traded equity affiliates. A 10% increase in the price of the underlying stock, holding other factors constant, would increase the fair value of the call option by approximately $46 million.

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

(b) Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 11 to the unaudited consolidated financial statements, which is incorporated by reference.

ITEM 1A. RISK FACTORS

See “Risk Factors” beginning on page 67, which is incorporated by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2005, the Company announced a stock repurchase program under which the Company was authorized to acquire from time to time up to an aggregate of $3 billion in Class A Common Stock and Class B Common Stock.

Below is a summary of the Company’s purchases of its Class A Common Stock and Class B Common Stock during the three months ended March 31, 2006:

	Total Number of Shares Purchased	Average Price per Share	Total Cost of Purchase
			(in millions)
Common Stock—January Class A	1,367,900	$15.61	$21
Common Stock—January Class B	1,141,700	16.62	19
Common Stock—February Class A	10,217,411	16.00	164
Common Stock—February Class B	9,225,259	16.89	156
Common Stock—March Class A	12,197,700	16.59	202
Common Stock—March Class B	10,311,312	17.55	181

Total	44,461,282		$743

The remaining authorized amount at March 31, 2006, excluding commissions under the Company’s stock repurchase program is approximately $658 million.

In May 2006, the Company announced that the Board had authorized increasing the total amount of the stock repurchase program to $6.0 billion.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a) Exhibits.

10.1	Stipulation of Settlement dated April 12, 2006 (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on April 13, 2006).

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/S/ DAVID F. DEVOE
David F. DeVoe Senior Executive Vice President and Chief Financial Officer

Date: May 10, 2006