Form 10-K
period 2006-06-30
NEWS CORP
filed 2006-08-23
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2006

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer  ☒                            Accelerated Filer  ☐                            Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

As of December 31, 2005, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of News Corporation’s Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $33,110,077,172, based upon the closing price of $15.55 per share as quoted on the New York Stock Exchange on that date, and the aggregate market value of News Corporation’s Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $11,678,039,175, based upon the closing price of $16.61 per share as quoted on the New York Stock Exchange on that date.

As of August 21, 2006, 2,171,163,687 shares of Class A Common Stock and 986,520,953 Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the News Corporation definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of News Corporation’s fiscal year end.

PART I

ITEM 1.	BUSINESS

Background

News Corporation, a Delaware corporation, is a diversified entertainment company with operations in eight industry segments, including (i) Filmed Entertainment, (ii) Television, (iii) Cable Network Programming, (iv) Direct Broadcast Satellite Television, (v) Magazines and Inserts, (vi) Newspapers, (vii) Book Publishing and (viii) Other. The activities of News Corporation are conducted principally in the United States, the United Kingdom, Continental Europe, Australia, Asia and the Pacific Basin. For financial information regarding News Corporation’s segments and operations in geographic areas see “Item 8. Financial Statements and Supplementary Data.” Unless otherwise indicated, references in this Annual Report on Form 10-K (the “Annual Report”) to “we,” “us,” “our,” “News Corporation” or the “Company” means News Corporation’s predecessor corporation, TNCL (as defined below), and its subsidiaries prior to November 12, 2004 and News Corporation and its subsidiaries from November 12, 2004 forward. Descriptions of transactions contained in this Annual Report that occurred prior to the Reorganization have been adjusted to reflect the consummation of the Reorganization.

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

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30 in each year. At June 30, 2006, the Company had approximately 47,300 full-time and part-time employees. The Company’s principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036 and its telephone number is (212) 852-7000. The Company’s website is www.newscorp.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, through the Company’s website as soon as reasonably practicable after the material is electronically filed with or furnished to the SEC.

Special Note Regarding Forward-Looking Statements

This document and the documents incorporated by reference into this Annual Report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain statements that constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations. The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other factors is set forth under the heading “Item 1A. Risk Factors” in this Annual Report. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the audited consolidated financial statements of the Company and related notes set forth elsewhere in this Annual Report.

BUSINESS OVERVIEW

Filmed Entertainment

The Company engages in the development, production and worldwide distribution of feature films and television programs.

Feature Film Production and Distribution

One of the world’s largest producers and distributors of motion pictures, Fox Filmed Entertainment (“FFE”), produces, acquires and distributes motion pictures throughout the world under a variety of arrangements. During fiscal 2006, 2005 and 2004, FFE placed 31, 23 and 24 motion pictures, respectively, in general release in the United States. Those motion pictures were produced and/or distributed by the following units of FFE: Twentieth Century Fox and Fox 2000, which produce and acquire motion pictures for mainstream audiences; Fox Searchlight Pictures, which produces and acquires specialized motion pictures; and Twentieth Century Fox Animation, which produces feature length animated motion pictures. Motion pictures produced and/or distributed by FFE in the United States and international territories since the beginning of fiscal 2004 include League of Extraordinary Gentlemen, Master and Commander (together with Universal Studios and Miramax Film Corp.), Cheaper by the Dozen, Man on Fire (together with Regency Entertainment (USA), Inc. (“New Regency”)), The Day After Tomorrow, Sideways, Garfield, Dodgeball: A True Underdog Story, Napoleon Dynamite (together with Paramount Pictures Corporation and MTV), I, Robot, Robots, Alien vs. Predator, Hide and Seek, Kingdom of Heaven, Star Wars Episode III: Revenge of the Sith (distributed for Lucasfilm Ltd.), Mr. and Mrs. Smith (distributed for New Regency), Fantastic Four, Walk the Line, Ice Age: The Meltdown, X-Men: The Last Stand, The Devil Wears Prada, The Omen, The Ringer, The Hills Have Eyes and Thank You for Smoking. FFE has already released or currently plans to release approximately 34 motion pictures in the United States in fiscal 2007, including A Good Year, Eragon, Night at the Museum, Fantastic Four: Rise of the Silver Surfer, Little Miss Sunshine and I Think I Love My Wife.

In addition, pursuant to an agreement with Monarchy Enterprises Holdings B.V. (“MEH”), the parent company of New Regency in which the Company has a 20% interest, and certain of MEH’s subsidiaries, FFE distributes certain New Regency films and all films co-financed by FFE and New Regency in all media worldwide, excluding certain international territories with respect to theatrical and home video rights and most international territories with respect to television rights. Among its fiscal 2007 releases, FFE currently expects to distribute two New Regency films.

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

Through Twentieth Century Fox Home Entertainment, Inc., the Company distributes motion pictures and other programming produced by units of FFE, its affiliates and other producers in the United States, Canada and International markets in all home media formats, including the sale and rental of DVDs. In fiscal 2006, the domestic home entertainment division released or re-released approximately 580 produced and acquired titles, including 31 new FFE film releases, approximately 362 catalog titles and approximately 187 television and non-theatrical titles. In International markets, the Company distributed, produced and acquired titles both directly and through foreign distribution channels, with approximately 642 releases in fiscal 2006, including approximately 24 new FFE film releases, over 495 catalog titles and approximately 123 television and non-theatrical releases. During fiscal 2006, the Company broadened its international video distribution agreement with Metro-Goldwyn-Mayer (“MGM”) into a worldwide home video distribution arrangement, commencing September 1, 2006 for most territories. The Company released approximately 350 MGM home entertainment theatrical, catalog and television programs internationally in fiscal 2006 under the existing agreement.

Units of FFE license motion pictures and other programs in the United States, Canada and International markets to various third party and certain affiliated subscription pay television, pay-per-view and video-on-demand services. The license agreements reflecting the subscription pay television arrangements generally provide for a specified number of exhibitions of the program during a fixed term in exchange for a license fee which is based on a variety of factors, including the box office performance of each program and the number of subscribers to the service or system. The license agreements reflecting the pay-per-view and video-on-demand services arrangements generally provide for a license fee based on a percentage of the licensee’s gross receipts from the exhibition of the program, and in some cases, a guaranteed minimum fee. In addition, these agreements generally provide for a minimum number of scheduled pay-per-view exhibitions and a minimum video-on-demand exhibition period during a fixed term. Among third-party license agreements that units of FFE have in place in the United States for television exhibition of their motion pictures are exclusive subscription pay television license agreements with Home Box Office (“HBO”), providing for the licensing of films initially released for theatrical exhibition through the year 2009, as well as arrangements with Starz Encore Group. Units of FFE also license motion pictures in the United States to direct broadcast satellite (“DBS”) pay-per-view services operated by DIRECTV and EchoStar Communications Corporation, as well as to pay-per-view and video-on-demand services operated by iN Demand L.L.C. In addition, units of FFE license motion pictures and other programs to a number of distribution entities for electronic sell-through (also referred to as licensed electronic download) over the Internet, enabling consumers in the United States to acquire the right to permanently retain such programs. In International markets, units of FFE license motion pictures to leading third-party pay television services and pay-per-view services, as well as to emerging video-on-demand services and programming services operated by various affiliated entities.

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

The Company faces ongoing risks associated with controlling unauthorized copying and distribution of the Company’s programs. For a further discussion of issues relating to unauthorized copying and distribution of the Company’s programs, see “—Intellectual Property.”

Television Programming, Production and Distribution

Twentieth Century Fox Television (“TCFTV”). During the past fiscal year, TCFTV produced television programs for the Fox Broadcasting Company (“FOX”), ABC Television Network (“ABC”), CBS Broadcasting, Inc. (“CBS”), NBC Television Network (“NBC”), E! Entertainment Television, Inc. (“E!”), The WB Television Network (“The WB”) and the FX Network LLC (“FX”) .. TCFTV currently produces, or has orders to produce, episodes of the following television series: Boston Legal for ABC; How I Met Your Mother, Shark and The Unit for CBS; 24, American Dad, Bones, Family Guy, Futurama, King of the Hill, The Loop, Prison Break, The Simpsons, Standoff, Vanished, The Wedding Album (a co-production with Fox Television Studios) and The Winner for FOX; My Name Is Earl and The Singles Table for NBC; Reba for The CW; and The Simple Life for E!. Generally, a network will license a specified number of episodes for exhibition on the network during the license period. All other distribution rights, including International and off-network syndication rights, are typically retained by TCFTV, utilized by other units of the Company or sold to third parties.

Generally, television programs are produced under contracts that provide for license fees which may cover only a portion of the anticipated production costs. As these costs have increased in recent years, the resulting deficit between production costs and license fees for domestic first-run programming has also increased. Therefore, additional licensing is often critical to the financial success of a series. Successful U.S. network television series are, for example, (i) licensed for first-run exhibition in Canadian and International markets, (ii) released in seasonal DVD box sets, (iii) licensed for off-network exhibition in the United States (including in syndication or to cable programmers) and (iv) licensed for syndication in International markets. Generally, a series must be broadcast for at least three to four television seasons for there to be a sufficient number of episodes to offer the series in syndication in the United States or to cable and DBS programmers in the United States. The decision of a television network to continue a series through an entire television season or to renew a series for another television season depends largely on the series’ audience ratings.

Twentieth Television. Twentieth Television licenses both television programming and feature films for domestic syndication to television stations and basic cable services in the United States. Twentieth Television distributes a program portfolio that includes original reality and first-run television programming produced by its production companies for sales to the Fox Television Stations, other local stations, the Company’s cable network businesses and all other basic cable networks. Twentieth Television will launch the new general entertainment broadcast network MyNetworkTV in September 2006, which will provide primetime programming to the Company’s nine stations currently affiliated with UPN and its one currently independent station, as well as to numerous affiliate stations. Twentieth Television is the exclusive supplier of MyNetworkTV’s two hour-long primetime dramas to be broadcast six nights a week. The dramas’ first 13-week installments to launch in September 2006 include Desire and Fashion House. Twentieth Television derives revenue from off-network, theatrical and first-run program sales in the form of cash license fees paid by both broadcast and cable licensees, and from the sales of national advertising units retained by Twentieth Television in its programs. Twentieth Television also sells advertising spots for DIRECTV.

Fox Television Studios (“FtvS”). FtvS is a program supplier to major U.S. and International broadcast and cable networks. FtvS is currently producing: Duets, premiering August 2006; the late-night TALKSHOW with Spike Feresten, premiering September 2006; and The Wedding Album (a co-production with TCFTV), premiering early 2007, all for the FOX Broadcasting Company. FtvS also produces The Girls Next Door for E! and Inked for A&E Television Networks (“A&E”). Through Regency Television (a partnership with New Regency) productions includes Help Me Help You, premiering fall 2006 for ABC. FtvS’s made-for-TV movies include Flight 93 for A&E and A Little Thing Called Murder for Lifetime. In fiscal 2006, FtvS’s international format production arm, Fox World, consulted on over 40 series and specials in production around the world. FtvS maintains production studios in the United Kingdom, Australia and New Zealand.

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

Motion Picture and Television Libraries

The Company’s motion picture and television library (the “Fox Library”) consists of varying rights to several thousand previously released motion pictures and many well-known television programs. The motion pictures in the Fox Library include many successful and well-known titles, such as The Sound of Music, Mrs. Doubtfire, Planet of the Apes, Dr. Dolittle, the X-Men trilogy, The Day After Tomorrow, the Ice Age series, I, Robot, Sideways, Walk the Line, Fantastic Four and eight of the top 25 domestic box office grossing films of all time, which are Titanic (together with Paramount Pictures Corporation), Star Wars, Star Wars Episode I: The Phantom Menace, Star Wars Episode II: Attack of the Clones, Star Wars Episode III: Revenge of the Sith, Return of the Jedi, Independence Day and The Empire Strikes Back.

The Fox Library contains varying rights to many television series and made-for-television motion pictures. The television programming in the Fox Library consists of such classic series as Batman, The Mary Tyler Moore Show, M*A*S*H, Hill Street Blues, Doogie Howser, M.D., L.A. Law, The Wonder Years, Picket Fences, Room 222, Trapper John, M.D., Daniel Boone, The X-Files, Buffy the Vampire Slayer and NYPD Blue, as well as such current hits as The Simpsons, King of the Hill, 24, The Shield, Family Guy, American Idol, Reba, My Name Is Earl, How I Met Your Mother, Boston Legal and Prison Break.

Television

Through its subsidiaries, the Company is engaged in the operation of broadcast television stations and the development, production and distribution of network and television programming.

Fox Television Stations

Fox Television Stations currently operates 35 full power stations, including stations located in nine of the top ten largest designated market areas (“DMAs”). Fox Television Stations operates two stations in nine DMAs, including New York, Los Angeles and Chicago, the first, second and third largest DMAs, respectively.

Of the 35 full power stations, 25 stations are affiliates of FOX Broadcasting Company (“FOX Affiliates”). For a description of the programming offered to FOX Affiliates, see “—FOX Broadcasting Company.” In

addition, Fox Television Stations owns and operates stations that are currently affiliated with the UPN network (“UPN”) in nine markets, including four of the top ten DMAs, and an additional independent station. The affiliation agreements with UPN expire at the end of the 2005-2006 season. UPN provides approximately 13 hours of programming a week, including two-hour prime-time programming blocks five nights a week, to its affiliates. In September 2006, the Fox Television Stations that are currently UPN affiliates and the independent station will become affiliates of MyNetworkTV, Inc. (“MyNetworkTV”). For a description of the programming offered by affiliates of MyNetworkTV, see “—Twentieth Television” above.

The following table lists certain information about each Fox Television Station. Unless otherwise noted, all stations are FOX Affiliates.

	DMA/RANK	STATION		CHANNEL/TYPE		PERCENTAGE OF U.S. TELEVISION HOUSEHOLDS REACHED (1)
New York, NY	1	WNYW		5	VHF	6.7%
		WWOR	(2)	9	VHF
Los Angeles, CA	2	KTTV		11	VHF	5.0%
		KCOP	(2)	13	VHF
Chicago, IL	3	WFLD		32	UHF	3.1%
		WPWR	(2)	50	UHF
Philadelphia, PA	4	WTXF		29	UHF	2.7%
Boston, MA	5	WFXT		25	UHF	2.2%
Dallas, TX	7	KDFW		4	VHF	2.1%
		KDFI	(3)	27	UHF
Washington, DC	8	WTTG		5	VHF	2.0%
		WDCA	(2)	20	UHF
Atlanta, GA	9	WAGA		5	VHF	1.9%
Houston, TX	10	KRIV		26	UHF	1.8%
		KTXH	(2)	20	UHF
Detroit, MI	11	WJBK		2	VHF	1.8%
Tampa, FL	12	WTVT		13	VHF	1.6%
Phoenix, AZ	14	KSAZ		10	VHF	1.5%
		KUTP	(2)	45	UHF
Minneapolis, MN (4)	15	KMSP		9	VHF	1.5%
		WFTC	(2)	29	UHF
Cleveland, OH	16	WJW		8	VHF	1.4%
Denver, CO (5)	18	KDVR		31	UHF	1.3%
Orlando, FL	20	WOFL		35	UHF	1.2%
		WRBW	(2)	65	UHF
St. Louis, MO	21	KTVI		2	VHF	1.1%
Baltimore, MD	24	WUTB	(2)	24	UHF	1.0%
Kansas City, MO	31	WDAF		4	VHF	0.8%
Milwaukee, WI	33	WITI		6	VHF	0.8%
Salt Lake City, UT	36	KSTU		13	VHF	0.7%
Birmingham, AL	40	WBRC		6	VHF	0.7%
Memphis, TN	44	WHBQ		13	VHF	0.6%
Greensboro, NC	47	WGHP		8	VHF	0.6%
Austin, TX	53	KTBC		7	VHF	0.5%
Gainesville, FL	162	WOGX		51	UHF	0.1%

Total:						44.7%

Source: Nielsen Media Research, January 2006

(1)

VHF television stations transmit on Channels 2 through 13 and UHF television stations on Channels 14 through 69. UHF television stations in many cases have a weaker signal and therefore do not achieve the same coverage as VHF television stations. To address this disparity, the Federal Communications Commission (the “FCC”) applies a discount (the “UHF Discount”) which attributes only 50% of the television households in a local television market to the audience reach of a UHF television station for purposes of calculating whether that station’s owner complies with the national station ownership cap imposed by FCC regulations and by statute. In addition, the coverage of two commonly owned stations in the same market is only counted once. The percentages listed are rounded and do not take into account the UHF Discount. For more information regarding the FCC’s national station ownership cap, see “Regulation—Television.”

(2)	UPN affiliate through 2005-2006 season. Will become a MyNetworkTV affiliate in September 2006.
(3)	Independent station and secondary FOX Affiliate, carrying children’s programming provided by the FOX Broadcasting Company. Will become a MyNetworkTV affiliate in September 2006.
(4)	The Company also owns and operates KFTC, Channel 26, Bemidji, MN as a satellite station of WFTC, Channel 29, Minneapolis, MN.
(5)	The Company also owns and operates KFCT, Channel 22, Fort Collins, CO, as a satellite station of KDVR, Channel 31, Denver, CO.

FOX Broadcasting Company (“FOX”)

FOX has 201 FOX Affiliates, including 25 full power television stations that are owned by subsidiaries of the Company, which reach, along with Fox Net, a News Corporation-owned cable service which reaches areas not served by a free over-the-air FOX Affiliate, approximately 98% of all U.S. television households. In general, each week FOX regularly delivers to its affiliates 15 hours of prime-time programming and one hour of late-night programming on Saturday. FOX’s prime-time programming features such series as The Simpsons, Prison Break, Bones, The OC, 24 and House; unscripted series such as American Idol; and various movies and specials. In addition, a significant component of FOX’s programming consists of sports programming, with FOX providing to its affiliates live coverage (including post-season) of the National Football Conference of the National Football League (the “NFL”) and Major League Baseball (“MLB”), as well as live coverage of the premier racing series (the Nextel Cup and the Busch series) of the National Association of Stock Car Auto Racing (“NASCAR”). FOX also provides a four-hour block of children’s programming on Saturday morning, programmed by 4Kids Entertainment (“4Kids”), a children’s entertainment company. FOX’s agreement with 4Kids extends until the 2007-2008 broadcast season.

FOX’s prime-time line-up is intended to appeal primarily to target audiences of 18 to 49-year old adults, the demographic group that advertisers seek to reach most often. During the 2005-2006 traditional September to May broadcast season, FOX ranked first in prime-time programming based on viewership of adults aged 18 to 49 (FOX had a 4.1 rating and an 11 share, ABC had a 4.0 rating and an 11 share, CBS had a 3.8 rating and a 10 share and NBC had a 3.3 rating and a 9 share). The median age of the FOX viewer is 41 years, as compared to 49 years for NBC, 46 years for ABC and 51 years for CBS.

FOX obtains programming from major television studios and independent television production companies pursuant to license agreements. The terms of those agreements generally provide FOX with the right to broadcast a television series for up to a minimum of four seasons. FOX licenses its film programming from major film studios and independent film production companies. National sports programming, such as NFL, MLB and NASCAR programming, is obtained under license agreements with professional sports leagues or organizations. FOX’s current licenses with the NFL, MLB, and NASCAR extend until the 2011 NFL season, the 2013 MLB season and the 2014 NASCAR season. FOX also has the right to broadcast the National Collegiate Athletic Association’s Bowl Championship Series from 2007 through 2010.

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

Competition. The network television broadcasting business is highly competitive. FOX directly competes for programming viewers and advertising with the ABC, NBC, CBS, UPN and The WB networks (UPN and The WB will become The CW in September 2006). ABC, NBC and CBS each broadcasts a significantly greater number of hours of programming than FOX and, accordingly, may be able to designate or change time periods in which programming is to be broadcast with greater flexibility than FOX. FOX also competes with other non-network sources of television service, including cable television and DBS services. Other sources of competition may include home video exhibition, digital video recorders (“DVR”), the Internet and home computer usage. In addition, future technological developments may affect competition within the television marketplace.

Each of the stations operated by Fox Television Stations also competes for advertising revenues with television stations, radio and cable systems in its respective market area and with other advertising media, such as newspapers, magazines, outdoor advertising, direct mail and Internet websites. All of the stations operated by Fox Television Stations are located in highly competitive markets. Additional elements which are material to the competitive position of each of the television stations include management experience, authorized power and assigned frequency of that station. Competition for sales of broadcast advertising time is based primarily on the anticipated and actually delivered size and demographic characteristics of audiences as determined by various rating services, price, the time of day when the advertising is to be broadcast, competition from the other broadcast networks, cable television systems, DBS services and other media and general economic conditions. Competition for audiences is based primarily on the selection of programming, the acceptance of which is dependent on the reaction of the viewing public which is often difficult to predict.

STAR

The Company, through its wholly-owned subsidiary Star Group Limited (“STAR”), engages in the development, production and broadcasting of television programming to 53 countries throughout Asia. STAR currently broadcasts in nine languages and across 59 channels. STAR divides its markets into four regions: India; mainland China; Taiwan; and the rest of Asia. STAR estimates that approximately 300 million people in 120 million households have access to STAR’s owned and affiliated channels. STAR’s owned and affiliated channels are also distributed in Africa, Europe, Australia and North America.

STAR’s programming is primarily distributed via satellite to local cable and direct-to-home (“DTH”) operators for distribution to their subscribers. STAR is one of the leading providers of television programming in Asia. Of the 59 channels offered by STAR, 27 channels are wholly-owned and operated by STAR, including Xing Kong Wei Shi (“Xing Kong”) (Xing Kong is a mainland China-oriented general entertainment channel that is broadcast in southern China where STAR has been granted official landing rights), STAR PLUS (the highest rated cable channel in India), STAR MOVIES (among the highest rated international movie channels in India) and STAR CHINESE CHANNEL (one of the leading general entertainment cable channels in Taiwan). STAR’s channels are distributed both on a pay television and free over-the-air basis.

In addition, STAR provides 32 channels owned and operated by third parties or joint ventures between the Company and other entities, including NGC Networks Asia (National Geographic), Phoenix Satellite Television Holdings Limited (“Phoenix”), ESPN STAR Sports and Media Content & Communications Services (India) Private Limited (“MCCS”). STAR currently owns an approximate 38% interest in Phoenix, a listed company on the Stock Exchange of Hong Kong which owns and operates Chinese language general entertainment channels including Phoenix Chinese Channel, Phoenix Chinese News and Entertainment Channel and Phoenix North America Chinese Channel, Phoenix InfoNews Channel (a 24-hour news channel) and Phoenix Movies Channel (a movie channel), all of which are targeted at Chinese audiences around the world. Phoenix’s channels are primarily distributed on a free over-the-air or encrypted basis in Asia and Europe and via pay television platforms in the United States. STAR has entered into an agreement to dispose of approximately 20% of its interest in Phoenix to China Mobile (Hong Kong) Group Limited for approximately $164 million, which is expected to be completed in August 2006. ESPN STAR Sports, a 50/50 joint venture between STAR and ESPN, is the leading sports broadcaster in Asia and operates 13 channels in different languages. MCCS, an approximate 26% STAR owned joint venture with the Anand Bazaar Patrika Group, owns and operates a 24-hour Hindi news and current affairs channel (STAR NEWS) and STAR ANANDA, a news and current affairs channel in Bengali.

In India, STAR has expanded into regional language programming with Vijay, a Tamil general entertainment channel, and the Bengali STAR ANANDA. STAR also owns an approximate 26% stake in Balaji, which is one of the largest television content production companies in India, the shares of which are listed on The Stock Exchange, Mumbai and the National Stock Exchange of India. Balaji currently produces many Hindi-language serials broadcast on STAR PLUS. In 2004, STAR entered into a joint venture with the Tata Group, one of India’s leading conglomerates, to establish a DTH platform in India. STAR holds a 20% stake in this joint venture. The joint venture, Tata Sky Limited (“Tata Sky”), was granted its DTH License by the Government of India in March 2006. Tata Sky is expected to commercially launch its DTH service in late 2006. STAR also has an approximate 26% stake in Hathway Cable & Datacom Private Limited, a multi-system cable operator in India which also provides broadband Internet services.

STAR has minority interests in various cable systems throughout Taiwan, in which the Koos Group, a leading Taiwan business conglomerate, also has an interest. As of March 2006, these various cable systems had over 2.2 million homes passed and approximately 1.2 million subscribers. The Koos Group and STAR also formed a joint venture company in which STAR has a 20% interest, to fund the digitalization and encryption of certain Taiwan cable systems in which both the Koos Group and STAR have ownership interests. This digitalization and encryption involves the installation of a digital set-top box in each subscriber’s home through which cable operators can offer additional pay television channels and simple interactive services.

In other parts of Asia, STAR holds an almost 50% interest in Channel [V] Thailand, a 24-hour music and youth-oriented channel that is mostly in the Thai language. In November 2005, the Company completed the acquisition of an approximate 20% interest in PT Cakrawala Andalas Televisis (“antv”), an Indonesian free over-the-air terrestrial television broadcaster.

The primary sources of programming on STAR’s owned and affiliated channels include exclusive rights to broadcast over many territories in Asia: (i) original Indian and Chinese television programming produced or commissioned by STAR; (ii) many of Asia’s most popular sporting events, such as English Premier League soccer; (iii) feature films distributed by Twentieth Century Fox, Buena Vista International, Dreamworks SKG, MGM/United Artists, Universal Studios, Sony Pictures, Warner Bros. Studios and Paramount Pictures; (iv) an extensive contemporary Chinese film library comprising over 600 titles; (v) an extensive Hindi film library comprising over 350 titles; and (vi) high-definition Chinese telefeature films or programs produced by STAR. STAR’s other sources of programming include rights to broadcast music videos, as well as music and youth-oriented programming, carried on Channel [V], STAR’s 24-hour music television service.

Competition. Generally, STAR competes against various channels for a share of subscription, distribution, channel position, ratings as well as programming.

India. In India, the pay television broadcasting industry has several participants. Competition for STAR’s Indian entertainment channels in the pay television sector is provided by both pay and free over-the-air channels since they are delivered by common cable. The competition is mainly from Zee Telefilms, Sony Entertainment Television, Sahara TV, SUN Network and Doordarshan (the government-owned broadcasting company which currently has a monopoly on terrestrial broadcasting).

STAR competes against primarily Zee Telefilms and Sony Entertainment Television in bidding for both Hindi film and programming rights and, through its 50% owned sports joint venture with ESPN STAR Sports, for sports broadcast rights, such as cricket rights.

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

Taiwan. In Taiwan, STAR competes against various local and foreign satellite channels, depending on programming genre.

Cable Network Programming

The Company holds interests in cable network programming businesses that produce and license news, sports, general entertainment and movie programming for distribution to cable network systems and DBS providers in the United States and internationally.

Fox News Channel. Fox News Channel (“Fox News”) is a 24-hour all news national cable channel which is currently available to approximately 89 million households according to Nielsen Media Research. Fox News also produces a weekend political commentary show, Fox News Sunday, for broadcast on FOX, and the nationally syndicated daytime program, Geraldo At Large. Fox News, through its Fox News Edge service, licenses news feeds to FOX Affiliates and other subscribers to use as part of local news broadcasts. Fox News also produces and runs the website, FoxNews.com, and the national Fox News Radio Network which licenses news updates and long form programs to local radio stations, as well as satellite radio providers.

Fox Sports Net. Fox Sports Net, Inc. (“FSN”) is the largest regional sports network (“RSN”) programmer in the United States, focusing on live professional and major collegiate home team sports events. FSN’s sports programming business consists primarily of ownership interests in 16 RSNs (the “FSN RSNs”) and National Sports Programming, which operates Fox Sports Net (“Fox Sports Net”), a national sports programming service. Fox Sports Net provides its affiliated RSNs with 24-hour national sports programming, featuring original and licensed sports-related programming and live and replay sporting events.

FSN is also affiliated with, through Fox Sports Net, an additional six RSNs (the “FSN Affiliated RSNs”). The FSN RSNs and the FSN Affiliated RSNs reach approximately 85 million U.S. households according to Nielsen Media Research and have rights to telecast live games of 64 of 82 U.S. professional sports teams in MLB, the National Basketball Association (“NBA”) and the National Hockey League (“NHL”); numerous collegiate conferences; and college and high school sports teams.

In April 2006, the Company acquired Turner Regional Entertainment Networks, Inc. (“TRENI”), and its wholly-owned, Atlanta-based regional sports and entertainment network, Turner South, for approximately $375 million from Time Warner Inc. In the transaction, the Company also acquired TRENI’s rights to televise certain games of MLB’s Atlanta Braves, the NBA’s Atlanta Hawks and the NHL’s Atlanta Thrashers. In June 2006, the Company partnered with The Big Ten Conference, Inc. to create The Big Ten Channel, a 24-hour national programming service devoted to the Big Ten Conference and Big Ten athletics, academics and related programming, which is expected to be launched in August 2007.

FX. Currently reaching approximately 89 million households according to Nielsen Media Research, FX is a general entertainment network that telecasts a growing roster of original series and films, as well as acquired television series and motion pictures. In addition, FX carries sports programming with live coverage of certain NASCAR events. FX’s lineup for the 2006-2007 season includes the following critically acclaimed and popular original programming: the Emmy® and Golden Globe® award-winning drama series, The Shield; the Morgan Spurlock documentary series Thirty Days; and the highly rated and critically acclaimed drama series Nip/Tuck and Rescue Me. Also included in the 2006-2007 season line-up is the second season of the comedy series It’s

Always Sunny in Philadelphia. FX’s 2006-2007 season also showcases the following syndicated series: King of the Hill, Fear Factor, Buffy the Vampire Slayer, The Practice, Married…with Children, That 70’s Show, Spin City and Dharma and Greg.

SPEED. Currently reaching approximately 67 million households in the United States according to Nielsen Media Research, SPEED brings viewers into the world of auto and motorcycle racing, showcasing NASCAR races, events and original programming, as well as other top racing series, such as Formula One, Grand American Road Racing, American Motorcycle Association and Moto GP racing and events. SPEED’s popular series PINKS is a reality-based racing show that pits amateur racers against each other in a unique drag racing format. SPEED also is distributed to subscribers in Mexico, Canada and Latin America.

FUEL TV. FUEL TV is the only domestic 24-hour programming service dedicated to action sports and the lifestyle surrounding it. FUEL TV covers both competitive and performance action in the arenas of skateboarding, surfing, BMX, freestyle motocross, snowboarding and wakeboarding. Programming includes U.S. and international action sports events and competitions, as well as original series and specials about top action sports athletes and their music, art and culture from a global perspective.

Fox College Sports. Fox College Sports consists of three regionally-aligned networks, FCS Pacific, FCS Central and FCS Atlantic. Fox College Sports provides live and delayed collegiate events from the nation’s top collegiate conferences, coaches’ shows and collegiate highlight and magazine-format programming from the FSN RSNs and certain of the FSN Affiliated RSNs across the country.

Fox Movie Channel. Fox Movie Channel (“FMC”) is Hollywood’s first and only studio-based movie network. FMC airs Twentieth Century Fox films, as well as documentaries and original series that explore the moviemaking process from script to screen.

Fox Sports International. Fox Sports International owns Fox Soccer Channel, a U.S. programming English-language service offering comprehensive coverage of world-class soccer, and Fox Sports Middle East, an English-language sports network airing in the Middle East, Turkey and Africa.

Fox Sports International owns approximately 38% of Fox Pan American Sports LLC (“FPAS”) with Hicks, Muse, Tate & Furst Incorporated owning the remainder. FPAS owns and operates Spanish-language sports businesses, including the Fox Sports Latin America network (a Spanish-language sports network distributed to subscribers in certain Caribbean and Central and South American nations outside of Brazil) and Fox Sports en Español (the first Spanish-language sports programming service to be distributed in the United States).

Fox Reality. Fox Reality is a 24-hour national programming service, which airs syndicated unscripted programming made popular on major U.S. networks, as well as international unscripted programming. Fox Reality’s lineup for the 2006-2007 season includes the following original programming: the daily reality magazine series Reality Remix and Reality Remix Weekend; the original reality series, Solitary; the original series My Bare Lady to launch in December 2006; and a second season of the Fox Reality original, American Idol Extra. Fox Reality is dedicated to delivering a wide variety of television’s popular reality programming, including going behind the scenes of favorite prime-time reality shows to give viewers never-before-seen bonus footage, compelling one-on-one interviews and exclusive insight from the cast and crew into reality television’s most memorable moments.

Fox International Channels. Fox International Channels (“FIC”) owns and operates channels in several countries in Europe, Latin America, the Caribbean and Asia, including: the Fox Channel, Fox Life, FX and SPEED in Latin America; FOX, Fox Crime, Fox Life, FX, CULT and the History Channel in Italy; FX in the United Kingdom; FOX and Fox Life in Japan and Portugal; the Voyage Channel and Fox Life in France; FOX in Spain and Korea; the History Channel in India; and Fox Life in several countries in Eastern Europe. FIC also manages the Universal channel in Latin America.

In fiscal 2007, FIC plans to launch NEXT in Italy, Fox Crime in Japan, Spain, Portugal and several countries in Eastern Europe and FX in Japan and India.

The FOX, FX and Fox Life branded channels have first-run and library series programming and theatrical movies acquired primarily from major film studios, as well as original productions. CULT is a factual entertainment channel featuring arts and cultural programming. The History Channel provides factual series and specials acquired primarily from A&E Television Networks. The Voyage Channel is focused on travel related programming. Fox Crime is focused on crime related programming and NEXT is a high-definition documentary channel.

Competition.

General. Cable network programming is another highly competitive business. Cable networks compete for distribution and, when distribution is obtained, compete for viewers and advertisers with free over-the-air broadcast television, radio, print media, motion picture theaters, DVDs, Internet, wireless and portable viewing devices and other sources of information and entertainment. Important competitive factors include the prices charged for programming, the quantity, quality and variety of programming offered and the effectiveness of marketing efforts.

Fox News. Fox News’ primary competition comes from the cable networks CNN, MSNBC, CNBC and Headline News. Fox News also competes for viewers and advertisers within a broad spectrum of television networks, including other cable networks and free over-the-air broadcast television networks.

Sports programming operations. A number of basic and pay television programming services, such as ESPN and CSTV, as well as free over-the-air stations and broadcast networks, provide programming that targets the FSN RSNs’ audience. Fox Sports Net is currently the only programming service distributing a full range of sports programming on both a national and regional level. On a national level, Fox Sports Net’s primary competitor is ESPN and, to a lesser extent, ESPN2. In regional markets, the FSN RSNs compete with other regional sports networks, including those operated by team owners, cable television systems, local broadcast television stations and other sports programming providers and distributors.

In addition, the FSN RSNs and Fox Sports Net compete, to varying degrees, for sports programming rights. The FSN RSNs compete for local and regional rights with local broadcast television stations, other local and regional sports networks, including sports networks launched by team owners, and distribution outlets, such as cable television systems. Fox Sports Net competes for national rights principally with the national broadcast television networks, a number of national cable services that specialize in or carry sports programming and television “superstations,” which distribute sports, including sports networks launched by the leagues, and other programming to cable television systems by satellite. Independent syndicators also compete by acquiring and reselling such rights nationally, regionally and locally. Distribution outlets, such as cable television systems, sometimes contract directly with the sports teams in their service area for the right to distribute a number of those teams’ games on their systems. In certain markets, the owners of distribution outlets, such as cable television systems, also own one or more of the professional teams in the region, increasing their ability to launch competing networks and also limiting the professional sports rights available for acquisition by FSN RSNs.

FX. FX faces competition from a number of basic cable and pay television programming services, such as the USA Network, Turner Network Television, Spike TV, HBO and Showtime, as well as free over-the-air broadcast networks that provide programming that targets the same viewing audience as FX. FX also faces competition from these programming services in the acquisition of distribution rights to programming.

Direct Broadcast Satellite Television

The Company engages in the direct broadcast satellite business through its subsidiary, SKY Italia. The Company also owns equity interests in BSkyB and DIRECTV, which are engaged in the DBS business (for a description of the businesses of these equity interests, please see discussion under heading “—Equity Interests”).

SKY Italia

SKY Italia currently distributes over 100 channels of basic and premium programming services via satellite directly to subscribers in Italy. This programming includes exclusive rights to popular sporting events, newly-released movies and SKY Italia’s original programming, such as SKY News, Italy’s first 24-hour news channel. As of June 30, 2006, SKY Italia had approximately 3.8 million subscribers.

Competition. The number of pay television subscribers with services in Italy other than SKY Italia is minimal; however, competition in the Italian pay television market is growing and is expected to continue to increase. During fiscal 2006, the competitive digital terrestrial transmission (“DTT”) services in Italy included pay-per-view offerings of soccer games previously available exclusively on the Sky Italia platform. The Company is currently prohibited from providing a DTT service under regulations of the European Commission. Competition is encouraged through the regulatory environment which requires SKY Italia to wholesale its premium programming, to limit the length and exclusivity of certain of its premium programming contracts, as well as to provide third parties with access to the SKY Italia platform.

Magazines and Inserts

The Company, through its subsidiaries, engages in marketing operations and magazine publishing.

News America Marketing Group

The Company’s U.S. marketing operations are organized under News America Marketing Group (“NAMG”).

NAMG consists primarily of free-standing insert publications and in-store marketing products and services.

NAMG is one of the two largest publishers of promotional free-standing inserts in the United States. Free-standing inserts are multiple-page promotional booklets containing coupons, sweepstakes, rebates and other consumer offers, which are distributed to consumers through insertion into local Sunday newspapers. Advertisers, primarily packaged goods companies, pay NAMG to produce free-standing inserts, and NAMG contracts with and pays newspapers to include the free-standing inserts into the newspapers’ Sunday editions. NAMG produces over 69 million free-standing inserts more than 50 times a year, which are inserted in approximately 1,400 Sunday newspapers, throughout the United States. NAMG, through an affiliate, also produces approximately six million free-standing inserts 15 times annually in Canada, which are inserted into approximately 150 Canadian newspapers.

NAMG is a leading provider of in-store marketing products and services, primarily to consumer packaged goods manufacturers, with products in more than 38,000 supermarkets, drug stores and mass merchandisers worldwide.

SmartSource® is the brand name which is linked with NAMG’s vast assortment of promotional and marketing products, including free-standing inserts and NAMG’s instant coupon machines. The SmartSource® brand currently reaches approximately 150 million consumers weekly.

The SmartSource iGroup manages NAMG’s portfolio of database marketing and on-line marketing products and services. The database marketing business, branded SmartSource Direct, provides database marketing and technology solutions for both retailers and manufacturers. The SmartSource Savings Network, which includes SmartSource.com, is an Internet-based network of approximately 145 newspaper, retailer and lifestyle sites connected through a common platform that currently delivers printable coupons, samples and other consumer promotions to an audience of approximately 50 million consumers.

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

Australia. News Magazines Pty. Ltd (“News Magazines”) produces both direct sale magazines and inserts for the Company’s Australian newspapers. The direct sale magazines include: INSIDEout, a home and lifestyle magazine; donna hay, a food and lifestyle magazine; and Big League, a custom magazine for the National Rugby League. News Magazines also publishes Sunday Magazine, which is an insert in the Company’s Australian newspapers in Sydney and Melbourne. In addition, News Magazines publishes ALPHA, which is a sport and lifestyle men’s magazine, which is only sold together with one of the Company’s Australian newspapers.

Competition. The magazines all compete for circulation and advertising revenue with other published products, in their same categories, as well as other forms of media. Competition for circulation is based on the editorial and informational content of each publication and its price. Competition for advertising is based on circulation levels, reader demographics, advertising rates and advertiser results.

Newspapers

The Company, through its various subsidiaries, is engaged in the newspaper and magazine publishing business in the United Kingdom, Ireland, Australia and the United States.

United Kingdom and Ireland. News International Limited (“News International”), a subsidiary of the Company, publishes The Times, The Sunday Times, The Sun and the News of the World in the United Kingdom and Ireland. Sales of these four newspapers account for approximately one-third of all national newspapers sold in the United Kingdom. Both The Times, a daily published Monday through Saturday, and The Sunday Times are leading quality newspapers. The Sun, published each morning Monday through Saturday, and the News of the World, published on Sunday, are both popular, mass market newspapers. The average paid circulation for each of these four national newspapers during the six months ended June 30, 2006 was approximately: The Times—666,018; The Sunday Times—1,339,111; The Sun—3,163,504; and News of the World—3,552,119.

The printing of all four of News International’s newspapers (except Saturday and Sunday supplements) takes place principally in its four printing facilities, which are situated in Wapping (East London), England; Knowsley, England (near Liverpool); Glasgow, Scotland; and Kells, Ireland. The Company has begun a major project to update News International’s presses in the United Kingdom. The Company has acquired new sites in two locations—Broxbourne, in North London, and North Lanarkshire, in Scotland. Over the next two to three years, new printing presses will be installed on these sites and in an extension to its existing site in Knowsley. In connection with this updating, the production facility in Wapping will be moved to Broxbourne.

News International also publishes The Times Literary Supplement, a weekly literary review. In February 2006, News International launched love it!, a weekly real-life magazine, and in March 2006, launched The Sunday Times insideout, a monthly home magazine. In addition, in June 2006, News International began publishing a U.S. edition of The Times.

In October 2005, News International sold its TSL Education division, which included the Times Educational Supplement and other newspapers, magazines, websites and exhibitions aimed at education professionals in the United Kingdom, for approximately $395 million.

Australia. News Limited, the Company’s Australian operating subsidiary, is the largest newspaper publisher in Australia, owning more than 110 daily, Sunday, weekly, bi-weekly and tri-weekly newspapers, of which 92 are suburban publications. News Limited publishes the only nationally distributed general interest newspaper in Australia, leading metropolitan newspapers in each of the major Australian cities of Sydney, Melbourne,

Brisbane, Adelaide, Perth, Hobart and Darwin and leading suburban newspapers in the suburbs of Sydney, Melbourne, Adelaide, Brisbane and Perth. News Limited’s daily and Sunday newspapers account for more than 65% of the total circulation of all daily and Sunday newspapers (excluding suburban and regional newspapers) published in Australia.

News Limited’s principal daily newspapers in Australia are: The Australian; The Daily Telegraph, published in Sydney; the Herald Sun, published in Melbourne; The Courier-Mail, published in Brisbane; The Advertiser, published in Adelaide; The Mercury, published in Hobart; and the Northern Territory News, published in Darwin. The Australian, which is Australia’s only general interest national daily newspaper, is printed in six cities and distributed nationwide. News Limited’s other principal daily newspapers in Australia are mass circulation, regional newspapers with broad-based readerships and are published and distributed regionally. The average Monday to Saturday paid circulation of each of these daily newspapers during fiscal 2006 was approximately as follows: The Australian—159,000; The Daily Telegraph—392,000; the Herald Sun—544,000; The Courier-Mail—231,000; The Advertiser—208,000; The Mercury—51,000; and the Northern Territory News —24,000.

News Limited’s principal Sunday newspapers in Australia are: The Sunday Telegraph, published in Sydney; the Sunday Herald Sun, published in Melbourne; The Sunday Mail, published in Brisbane; the Sunday Mail, published in Adelaide; The Sunday Times, published in Perth; the Sunday Tasmanian, which is published in Hobart; and the Sunday Territorian, published in Darwin. All these newspapers are mass circulation, metropolitan Sunday newspapers with broad-based readerships reflecting the diversity of the populations of the cities in which they are published. The average paid circulation of each of these Sunday newspapers during fiscal 2006 was approximately as follows: The Sunday Telegraph—702,000; the Sunday Herald Sun—621,000; The Sunday Mail (Brisbane)—610,000; the Sunday Mail (Adelaide)—326,000; The Sunday Times—348,000; the Sunday Tasmanian—61,000; and the Sunday Territorian—24,000.

The other newspapers which News Limited owns and publishes in Australia are distributed to a wide range of readers in urban, suburban and rural areas and are principally weekly publications. The majority of such newspapers are free-distribution suburban publications, having average weekly circulations of between approximately 16,000 and 128,000. In the Sydney suburban markets, News Limited owns 18 newspapers; in Melbourne, 30 newspapers; in Brisbane, 17 newspapers; in Adelaide, 11 newspapers and one monthly magazine; and in Perth, News Limited’s 50% owned suburban group publishes 16 weekly newspapers. The average weekly circulations of News Limited’s suburban newspapers for the six months ended March 31, 2006 aggregated approximately 4,700,000 homes. News Limited’s suburban newspapers are leading publications in terms of advertising and circulation in each of their respective markets. News Limited’s other newspapers in Australia are regional newspapers, circulating throughout broader, less densely populated areas.

Except for 26 of its suburban newspapers and one provincial newspaper, News Limited’s Australian newspapers are produced and printed in facilities owned by the Company.

United States. The Company owns the New York Post (the “Post”), a mass circulation, metropolitan morning newspaper that is published seven days a week and distributed in New York City, Baltimore, Boston, Florida and California. For the fiscal year ended June 30, 2006, the newspaper had average daily circulation of approximately 685,000. The Company prints the Post in a printing facility in the Bronx, New York and uses third-party printers in Baltimore, Boston, Florida and California.

Competition. The newspapers published by the Company compete for readership and advertising with local and national newspapers and also compete with television, radio, the Internet and other communications media in their respective locales. Competition for newspaper circulation is based on the news and editorial content of the newspaper, cover price and, from time to time, various promotions. The success of the newspapers published by the Company in competing with other newspapers and media for advertising depends upon advertisers’ judgments as to the most effective use of their advertising budgets. Competition for advertising among newspapers is based upon circulation levels, reader demographics, advertising rates and advertiser results. Such judgments are based on factors, such as cost, availability of alternative media, circulation and quality of readership demographics.

Book Publishing

Through HarperCollins Publishers (“HarperCollins”), its wholly-owned subsidiary, the Company is engaged in English language book publishing on a worldwide basis. HarperCollins is one of the world’s largest English language book publishers. Its most significant components are HarperCollins Publishers LLC, headquartered in New York, HarperCollins Publishers Limited, headquartered in London, and The Zondervan Corporation LLC (“Zondervan”), headquartered in Grand Rapids, Michigan. HarperCollins primarily publishes fiction and non-fiction, including religious books, for the general consumer. In the United Kingdom, HarperCollins publishes some titles for the educational market as well.

During fiscal 2006, HarperCollins had 109 adult and children’s titles on The New York Times bestseller list, with 14 titles that reached the number one position, including: State of Fear by Michael Crichton; Marley & Me by John Grogan; The Purpose Driven Life by Rick Warren; YOU: The Owner’s Manual by Michael F. Roizen and Mehmet C. Oz M.D.; Dispatches from the Edge by Anderson Cooper; The Fair Tax Book by Neal Boortz and John Linder; Anansi Boys by Neil Gaiman; Lilly’s Big Day by Kevin Henkes; Fancy Nancy by Jane O’Connor; Diary of a Spider by Doreen Cronin; Ready or Not by Meg Cabot; Lemony Snicket’s A Series of Unfortunate Events #12: The Penultimate Peril and C.S. Lewis’s The Chronicles of Narnia and The Lion, The Witch and The Wardrobe.

Zondervan, HarperCollins’ Evangelical Christian publishing division, published the New York Times bestseller The Purpose Driven Life in October 2002 and it has remained on the list for more than 184 weeks.

Competition. The book publishing business operates in a highly competitive market and has been affected by consolidation trends. This market continues to change in response to technological innovations and other factors. Recent years have brought a number of significant mergers among leading book publishers. The book superstore remains a significant fact in the industry contributing to the general trend toward consolidation in the retail channel. There have also been a number of mergers completed in the distribution channel. HarperCollins must compete with other publishers, such as Random House, Penguin Group, Simon & Schuster and Hachette Livre, for the rights to works by well-known authors and public personalities. Although HarperCollins currently has strong positions in each of its markets, further consolidation in the book publishing industry could place it at a competitive disadvantage with respect to scale and resources.

Other

NDS

The Company owns approximately 74% of the equity and approximately 97% of the voting power of American Depositary Shares of NDS, each representing one NDS Series A ordinary share, $0.01 par value per share, which are quoted on both the NASDAQ Stock Market and on Euronext in Brussels under the symbol “NNDS.”

NDS supplies open end-to-end digital technology and services to digital pay television platform operators and content providers. NDS’s technologies include conditional access and microprocessor security, broadcast stream management, set-top box middleware, electronic program guides, digital video recorder systems and interactive applications. NDS technologies can be used over many broadcast media, including satellite, cable, digital terrestrial and Internet. NDS’s software systems, consultancy and systems integration services are focused on providing platform operators and content providers with technology to help them profit from the secure distribution of digital information and entertainment and the development and implementation of enhanced-television and interactive-television services from which broadcasters can derive additional revenues. For more information on NDS, please see its reports filed with the SEC.

Competition. NDS competes with a number of companies, although no single company competes with it in all of its product lines.

Fox Interactive Media

In July 2005, the Company formed Fox Interactive Media, Inc. (“FIM”), a subsidiary that operates many of the Company’s businesses across the Internet, including MySpace.com, FoxSports.com, Scout.com, Fox.com, AmericanIdol.com, IGN.com and other of the Company’s web properties. For the three months ended June 30, 2006, the FIM network of websites averaged 77 million unique visitors a month and, as of June 30, 2006, was the sixth largest network of users on the Internet in the United States according to comScore Media Metrix. FIM also provides users of mobile and wireless devices with content and services, such as video access, from a number of its properties, including FoxSports.com, MySpace.com and IGN.com, through carriers such as Verizon, Sprint and Cingular.

FIM is focused on increasing its audience by developing and supporting user communities, as well as by creating and providing high quality entertainment, news and information content. FIM supports user communities by providing tools and services that encourage user involvement and allow users to generate content and personalize and customize their Internet space. In addition to internal development of new community tools and services, FIM acquired community service developers Newroo Inc. (provider of a customizable news aggregator that allows users easily to find, select and incorporate news articles and similar content into their sites) and kSolo.com (provider of online karaoke) in May 2006. The FIM properties create original entertainment, news and information content and leverage the Company’s current and archived video assets. In August 2006, the Company announced that FIM entered into a multi-year search technology and services agreement with Google Inc. (“Google”), pursuant to which Google will be the exclusive search and keyword targeted advertising sales provider for a majority of FIM’s web properties.

In September 2005, FIM acquired Intermix Media, Inc. (“Intermix”), an online media and e-commerce provider with more than 30 Internet sites, for approximately $580 million. In a related transaction, Intermix exercised its option to acquire the remaining interest in MySpace, Inc. (“MySpace”), an Internet entertainment company and parent company of MySpace.com, that it did not already own for approximately $70 million. This transaction increased Intermix’s ownership in MySpace to 100%. MySpace.com is the leading social networking site on the Internet, with over 90 million registered users as of June 30, 2006. MySpace.com allows users, such as individuals, bands, comedians and film producers, to create and customize content-rich Internet profile pages, share user-generated video, participate in user groups and comment on other users’ pages. For the three months ended June 30, 2006, MySpace.com averaged 50.6 million unique visitors and 29 billion page views a month in the United States according to comScore Media Metrix. MySpace has also launched international versions of the site in the United Kingdom, Australia and France, and expects to launch in additional European Union countries and elsewhere in the coming fiscal year. The international MySpace sites provide unique local content to users in those countries while maintaining the MySpace.com model for each site.

Also in September 2005, FIM acquired Scout Media, Inc., the parent company of Scout.com, the country’s leading independent online sports network, and Scout Publishing, producer of widely read local sports magazines in the United States, for approximately $60 million. In addition, FIM acquired IGN Entertainment, Inc. (“IGN”), a leading community-based Internet media and services company for video gaming and other digital entertainment, for approximately $620 million in October 2005, and approximately an additional $30 million to be paid upon the satisfaction of certain conditions.

FIM derives revenue principally from the sale of Internet advertising and sponsorships, as well as from subscription services and e-commerce, including the digital sale of video games, television programming and other entertainment products.

Other Operations

The Company owns News Out of Home BV (“NOOH”), which operates outdoor advertising companies. In September 2005, the Company acquired the remaining 25% stake in NOOH that it did not already own from Capital International Global Emerging Markets Private Equity Fund, L.P. for approximately $175 million. NOOH owns approximately 68% of Media Support Services Limited (“MSS”), the largest outdoor advertising company in Russia. The minority stockholders of MSS had the right to sell a portion of their interests in MSS to NOOH during the first quarter of fiscal 2007 and have exercised those rights. The minority stockholders have the right to sell the remainder of their interests after June 2010. NOOH also owns outdoor advertising companies located in Poland, Romania, the Czech Republic and India, as well as a 66% interest in a company in Bulgaria and a 67% interest in a company in Israel.

The Company, through its Balkan News Corporation subsidiary, operates bTV, the first national private free over-the-air television station in Bulgaria. bTV provides original and acquired general entertainment programming and news programs.

The Company owns an interest in Nashe Radio and Best FM, both Russian radio stations. In April 2006, the Company sold Sky Radio Limited, a commercial radio station group in the Netherlands and Germany for approximately $215 million.

The Company owns Global Cricket Corporation, which has the exclusive rights to broadcast the Cricket World Cup and other related cricket events through 2007.

News Interactive is the Company’s Australian online division. In addition to maintaining the Company’s Australian websites, News Interactive is responsible for online advertising in Australia. News Interactive operates CareerOne.com.au, CARSguide.com.au, NEWS.com.au, homesite.com.au, truelocal.com.au and FOXSPORTS.com.au.

In February 2006, the Company launched Mobizzo, a comprehensive destination site for accessing mobile content. Mobizzo aggregates diverse content, including games, music, graphics and other mobile content, from across the Company’s divisions, as well as from other media companies, for use on mobile devices.

In February 2004, the Company sold the Los Angeles Dodgers (the “Dodgers”) and related properties to entities owned by Frank McCourt (the “McCourt Entities”) for $421 million in consideration. Part of the consideration delivered by the McCourt entities at closing was a $125 million note secured by certain real estate in Boston, Massachusetts. In March 2006, the McCourt Entities remitted the real estate to the Company in full satisfaction of the note, including accrued interest of $20 million. This real estate consists of approximately 23 acres located in the Seaport District of Boston, Massachusetts. In conjunction with this transfer, the Company assumed $36 million in debt.

Equity Interests

BSkyB

The Company holds an approximate 38% interest in BSkyB. BSkyB’s ordinary shares are listed on the London Stock Exchange and its American Depositary Shares, each representing four BSkyB ordinary shares, are listed on the New York Stock Exchange (“NYSE”), in each case under the symbol “BSY.” BSkyB is the leading pay television broadcaster in the United Kingdom and Ireland and is one of the leading suppliers of content, including movies, news, sports and general entertainment programming, to pay television operators in the United Kingdom. For more information on BSkyB, please see its reports filed with the SEC.

DIRECTV

The Company holds an approximate 38% interest in DIRECTV, a leading provider of digital television entertainment in the United States and Latin America. DIRECTV’s common stock is listed on the NYSE under the symbol “DTV.” DIRECTV is the largest provider of DTH television services and the second largest multichannel video programming distributor (“MVPD”) provider in the United States, in each case based on the number of subscribers. DIRECTV provides its customers with access to hundreds of channels of digital-quality video and audio programming that are transmitted directly to its customers’ homes or businesses via high-powered geosynchronous satellites. For more information regarding the Company’s acquisition of its interest in DIRECTV, please see “Item 8: Financial Statements and Supplementary Data.” For more information on DIRECTV, please see its reports filed with the SEC.

Gemstar-TV Guide

The Company owns approximately 41% of Gemstar-TV Guide. Gemstar–TV Guide’s common stock is quoted on the Nasdaq Stock Market under the symbol “GMST.” Gemstar–TV Guide is a media, entertainment and technology company that develops, licenses, markets and distributes technologies, products and services targeted at the television guidance and home entertainment needs of television viewers worldwide. For more information on Gemstar–TV Guide, please see its reports filed with the SEC.

FOXTEL

The Company, Telstra Corporation Limited, an Australian telecommunications company, and Publishing and Broadcasting Limited, an Australian media and entertainment company, own and operate FOXTEL, a cable and satellite television service in Australia with 25%, 50% and 25% interests, respectively. At June 30, 2006, FOXTEL had approximately 1.27 million subscribers (including subscribers to Optus, an Australian telecommunications company). At June 30, 2006, approximately 90% of the FOXTEL managed subscriber base (excluding wholesale) was connected to FOXTEL’s digital service, which delivers over 100 channels on cable and satellite.

Other Investments

National Geographic Channel. The Company holds an approximate 67% non-controlling interest in the National Geographic Channel in the United States, with National Geographic Television (“NGT”) holding the remaining interest. The National Geographic Channel currently reaches approximately 59.5 million households in the United States according to Nielsen Media Research. The National Geographic Channel airs documentary programming on such topics as natural history, adventure, science, exploration and culture. In addition, the Company, NBC and NGT own interests of 50%, 25% and 25%, respectively, in NGC Network International LLC, which produces and distributes the National Geographic Channel in various international markets, including certain countries in Europe and Asia. The Company and NGT also own interests of approximately 67% and 33%, respectively, in NGC Network Latin America LLC, which produces and distributes the National Geographic Channel throughout Latin America, Spain and Portugal. The National Geographic Channel is currently shown in approximately 161 countries internationally, excluding the United States.

LAPTV. The Company owns a 22.5% equity interest in LAPTV, a partnership which distributes three premium pay television channels (Movie City East and West, Cinecanal East and West and its multiplex channel Cinecanal 2) and one basic television channel (The Film Zone East and West) in Latin America (excluding Brazil). Such channels primarily feature theatrical motion pictures of Twentieth Century Fox and three other studio partners in the English language with Spanish subtitles. The Company has voting control over an additional 22.5% interest in the partnership and has entered into an agreement to acquire an additional interest in LAPTV from another partner.

Telecine. The Company owns an approximate 13% equity interest in Telecine, Ltda., which distributes five premium pay television channels (Telecine Premium, Telecine Action, Telecine Emotion, Telecine Popcorn and Telecine Cult) in Brazil. Such channels primarily feature theatrical motion pictures of Twentieth Century Fox and three other studio partners in the English language with Portuguese subtitles, except that Telecine Popcorn is dubbed into Portuguese.

Premium Movie Partnership. The Company owns an approximate 20% equity interest in The Premium Movie Partnership, which distributes three premium pay television channels (Showtime and its multiplex channel, Showtime 2, and Showtime Greats) in Australia. Such channels primarily feature theatrical motion pictures of the Company and three other studio partners.

SkyNZ. The Company owns an approximate 44% interest in Sky Network Television Limited (“SkyNZ”), a land-linked UHF network and digital DBS service in New Zealand.

China Netcom. In July 2005, the Company sold its entire investment in China Netcom Group Corporation (“China Netcom”). The Company’s 1% interest in China Netcom was sold for total consideration of approximately $112 million.

Recent Developments

In July 2006, the Company and an independent third party agreed to purchase TGRT, a national, general interest broadcast television station in Turkey from Ihlas Yahin Holding for approximately $100 million. The closing of this transaction is subject to customary closing conditions, including Turkish regulatory review.

On August 8, 2006, the Company announced that, in accordance with the terms of the settlement of a lawsuit regarding the Company’s stockholder rights plan, the Company’s Board of Directors (the “Board”) approved the adoption of an Amended and Restated Rights Plan, extending the term of the Company’s existing stockholder right plan from November 7, 2007 to October 20, 2008. The Board has the right to extend the term of the Amended and Restated Rights Plan for an additional year if the situation with Liberty has not, in the Board’s judgment, has not been resolved. The terms of the Amended and Restated Rights Plan remain the same as the Company’s existing stockholder rights plan in all other material respects. Pursuant to the terms of the settlement, the Amended and Restated Rights Plan will be presented for a vote of the Company’s Class B stockholders at the Company’s 2006 annual meeting of stockholders. For a further discussion of the lawsuit and the related settlement, see “Item 3. Legal Proceedings—Stockholder Litigation.”

On August 23, 2006, the Company completed the sale of its interest in Sky Brasil Servicos Limitada (“Sky Brasil”), a Brazilian DTH platform, for approximately $300 million in cash which was received in fiscal 2005. The sale of Sky Brasil was a part of a series of transactions announced by the Company and DIRECTV in October 2004, pursuant to which the companies’ DTH satellite television platforms in Latin America were reorganized. In connection with these transactions, DIRECTV acquired the Company’s interests in Innova Holdings, S. de R.L. de C.V., Innova S. de R.L. de C.V., Sky Brasil, Sky Multi-Country Partners, DTH Techo Partners and Sky Latin America Partners.

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

Television

United States

In general, the television broadcast industry in the United States is highly regulated by federal laws and regulations issued and administered by various federal agencies, including the FCC. The FCC regulates television broadcasting, and certain aspects of the operations of cable, satellite and other electronic media that compete with broadcasting, pursuant to the Communications Act of 1934, as amended (the “Communications Act”).

The Communications Act permits the operation of television broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of the license would serve the public interest, convenience and necessity. The FCC grants television broadcast station licenses for specific periods of time and, upon application, may renew the licenses for additional terms. Under the Communications Act, television broadcast licenses may be granted for a maximum permitted term of eight years. Generally, the FCC renews broadcast licenses upon finding that (i) the television station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and (iii) there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse. After considering these factors, the FCC may grant the license renewal application with or without conditions, including renewal for a lesser term than the maximum otherwise permitted, or hold an evidentiary hearing. Fox Television Stations has pending and will file renewal applications for a number of its television station licenses in calendar years 2006 and 2007. Ten of the pending applications have been opposed by third parties, and other renewal applications may be opposed in the future. For information on the television stations owned and operated by the Company, see “—Fox Television Stations” above.

In February 1998, the FCC adopted a final table of digital channel allotments and rules for the implementation of digital television (“DTV”) service (including high-definition television) in the United States. The digital table of allotments provides each existing full power television station licensee or permittee, including the 35 stations operated by Fox Television Stations, with a second broadcast channel in order to facilitate a transition from analog to digital transmission, conditioned upon the surrender of one of the channels at the end of the DTV transition period. By law, all full power television stations must cease transmission of analog signals by February 17, 2009. The law sets aside $1.5 billion in subsidies to help consumers obtain converter boxes that will allow analog television sets to receive digital broadcasts. All of the stations operated by Fox

Television Stations have launched digital facilities. Under FCC rules, television stations may use their second channel to broadcast either one stream of “high definition” digital programming or to “multicast” several streams of standard definition digital programming or a mixture of both. Broadcasters may also deliver data over these channels, provided that the supplemental services do not derogate the mandated, free over-the-air program service. Fox Television Stations is currently formulating plans for use of its digital channels. It is difficult to assess the impact of cessation of analog broadcasting and how the conversion to digital television will affect Fox Television Stations’ business.

Under the Communications Act, a broadcast license may not be granted to or held by any corporation that has more than one-fifth of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives or by non-U.S. corporations. The Communications Act further provides that no FCC broadcast license may be granted to any corporation directly or indirectly controlled by any other corporation of which more than one-fourth of its capital stock is owned of record or voted by non-U.S. citizens if the FCC finds the public interest will be served by the refusal of the license. In 1995, the FCC acknowledged that the Company, then an Australian company, owned the vast preponderance of equity of the corporate parent of the Fox Television Stations; however, the FCC also concluded that Mr. K. Rupert Murdoch, Chairman and Chief Executive Officer of the Company, a U.S. citizen, controlled the corporate licensee by virtue of his 76% voting control of Fox Television Holdings, Inc. (“FTH”), the corporate parent of Fox Television Stations, and, thus, found the level of alien equity to be consistent with the public interest. The remaining 24% voting interest in FTH is held by the Company.

As a result of the Reorganization, the Company became a U.S. corporation and currently less than one-fourth of its capital stock is currently owned or voted by non-U.S. citizens or their representatives. On August 19, 2005, Fox Television Stations filed applications with the FCC seeking authority to transfer control of its television station licenses from Mr. Murdoch to the Company through a recapitalization of FTH stock that would reduce Mr. Murdoch’s voting interest to 14.8% and raise the Company’s voting interest to 85.2%. A grant of the applications will effect no change with respect to the equity held in FTH, the officers or directors of FTH or to its day-to-day operations. The proposed license transfers would reduce corporate complexity and yield financial savings to the Company. It is not possible to predict the timing or outcome of the FCC’s action on the applications or its effect on the Company.

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

Several parties appealed the June 2003 Order and, on September 3, 2003, the United States Court of Appeals for the Third Circuit (the “Third Circuit”) issued an Order staying the effectiveness of the new rules. On June 24, 2004, the Third Circuit remanded the FCC’s June 2003 Order for additional justification or modification of the revisions the FCC had made to its ownership regulations. On June 21, 2006, the FCC commenced a proceeding to again review its media ownership rules and to address the issues raised by the Third Circuit’s remand. The September 3, 2003 stay remains in effect pending the remand, and, therefore, the FCC broadcast ownership rules that were operative prior to the June 2003 Order continue to govern the ownership of multiple stations and cross-ownership. Those rules (i) permit the ownership of two television stations with overlapping coverage areas if the stations are in separate DMAs; (ii) permit the ownership of two stations in the same DMA if their Grade B coverage areas do not overlap or if eight independently owned full power television stations will remain in the DMA after the stations that had been independently owned become commonly owned, and one of the merged stations is not among the top four-ranked stations in the market, based on audience share; and

(iii) prohibit the common ownership of a broadcast station and a newspaper in the same market. Fox Television Stations is in compliance with the rules governing ownership of multiple stations in the same market and with the national station ownership cap established by Congress. It is not possible to predict the timing or outcome of the FCC’s action on remand or its effect on the Company.

Fox Television Stations retains an attributable interest in the Post and two television stations in the New York DMA pursuant to a temporary waiver by the FCC of the newspaper/broadcast cross-ownership rule. On September 22, 2004, Fox Television Stations petitioned the FCC to modify its existing permanent waiver of the rule, which allows the common ownership of the Post and WNYW(TV), to encompass ownership of a second television station in the New York market (WWOR-TV). On April 15, 2005, Free Press filed an opposition to the petition asking that it be dismissed or, alternatively, that the FCC seek public comment on the petition. Fox Television Stations reiterated its request for modification of the existing permanent waiver in the August 19, 2005 applications seeking transfer of control of its station licenses to the Company. The FCC has yet to act on the petition, the Free Press opposition or the transfer applications. It is not possible to predict the timing or outcome of the FCC’s action on these requests or its effect on the Company.

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

FCC rules prohibit the broadcast by television and radio stations of indecent or profane material between the hours of 6:00 a.m. and 10:00 p.m. Beginning in March 2004, the FCC implemented a new policy regarding this prohibition and stepped up its enforcement of indecency violations. Under the new policy, the single use of certain forbidden expletives, or variations of those expletives, are deemed “indecent” and “profane.” The FCC also warned broadcasters that serious multiple violations of the indecency prohibition could lead to license revocation proceedings, and that fines could be imposed for each incident in a single broadcast. Fox Entertainment Group and other broadcasters have asked the FCC to reconsider this new policy on First Amendment grounds. Under the new FCC policy, both complaints about indecency and FCC enforcement actions have increased, and several complaints alleging the broadcast of alleged indecent or profane material by Fox Television Stations are pending at the FCC. In 2004, the FCC notified Fox Television Stations of apparent liability for a $175,000 forfeiture relating to the broadcast of an episode of the program Married by America by the Company’s FOX Affiliates, including its owned and operated FOX stations. On March 15, 2006, the FCC notified Fox Television Stations of apparent liability for a $27,500 forfeiture relating to the broadcast of the movie The Pursuit of D.B. Cooper by its owned and operated station KTVI(TV) in St. Louis, Missouri (the “March 15 Order”). Fox Television Stations is contesting both forfeitures.

In the March 15 Order, the FCC also determined that the 2002 and 2003 Billboard Music Awards programs, both live broadcasts on FOX, violated the prohibitions against indecent and profane broadcasts because they contained isolated uses of the forbidden expletives. However, since these broadcasts preceded the FCC’s March 2004 policy, no forfeiture or other penalty was imposed. Nonetheless, on April 14, 2006, Fox Television Stations appealed the March 15 Order to the Second Circuit Court of Appeals (the “Second Circuit”) on the grounds that it is unconstitutional, contrary to law, and arbitrary and capricious. CBS, ABC and Hearst-Argyle Television, which were each subject to similar rulings relating to isolated expletives in the March 15 Order, also filed appeals with the Second Circuit, as did the associations representing the station affiliates of FOX, ABC, CBS and NBC. On June 15, 2006, the Broadcast Decency Enforcement Act was signed into law. This law raises the maximum amount the FCC can impose for a violation of the prohibition against indecent and profane broadcasts from $32,500 to $325,000 per incident. Some members of Congress have supported extending the indecency rules applicable to free over-the-air broadcasters to cable and satellite programming, and/or requiring MVPDs to provide their subscribers with the option of purchasing programming on a channel by channel (or à la carte) basis or to provide them with a family-friendly program tier without obligating the subscriber to purchase any other programming channels or tiers.

Modifications to the Company’s programming to reduce the risk of indecency violations could have an adverse effect on the competitive position of Fox Television Stations and FOX. If indecency regulation is extended to cable and satellite programming, and such extension was found to be constitutional, some of the Company’s cable programming services could be subject to additional regulation that might affect subscription and viewership levels. Regulation requiring à la carte or family-friendly program options might decrease the distribution of the Company’s cable services and increase their marketing expenses, which could affect results of operations.

The FCC continues to enforce strictly its regulations concerning political advertising, children’s television, environmental concerns, equal employment opportunity, technical operating matters and antenna tower maintenance. FCC rules require the closed captioning of almost all broadcast and cable programming. Although not required by FCC regulation, the Company has committed to provide program ratings information for its broadcast network programming for use in conjunction with V Chip technology, a technology that blocks the display of television programming based on its rating. FCC regulations governing network affiliation agreements mandate that television broadcast station licensees retain the right to reject or refuse network programming in certain circumstances or to substitute programming that the licensee reasonably believes to be of greater local or national importance. Violation of FCC regulations can result in substantial monetary forfeitures, periodic reporting conditions, short-term license renewals and, in egregious cases, denial of license renewal or revocation of license.

Asia

STAR broadcasts television programming over a “footprint” covering approximately 53 countries. Government regulation of direct reception and redistribution via cable or other means of satellite television signals, where it is addressed at all, is treated differently throughout STAR’s footprint. At one extreme are absolute bans on private ownership of satellite receiving equipment. Some countries, however, have adopted a less restrictive approach, opting to allow ownership of satellite receiving equipment by certain institutions and individuals but allowing them to receive only authorized broadcasts. At the opposite end of the spectrum are countries where private satellite dish ownership is allowed and laws and regulations have been adopted which support popular access to satellite services through local cable redistribution.

Most television services within STAR’s footprint, whether free over-the-air or pay television, are also subject to licensing requirements, although these requirements are imposed on the local broadcast operators who collect the subscription fees rather than on program suppliers, such as STAR, which license local broadcast operators to receive their programming. In addition, most countries in STAR’s footprint control the content offered by local broadcast operators through censorship requirements to which program suppliers, such as STAR, are subject. Certain countries also impose obligations to carry government-operated or terrestrial channels or require a minimum percentage of local content. Other countries require local broadcast operators to obtain government approval to retransmit foreign programming.

Most countries within STAR’s footprint, including in STAR’s key markets (India, mainland China and Taiwan), have a regulatory framework for the satellite and cable television industry.

India. In India, private satellite dish ownership, including DTH, is allowed. There is a licensing framework in place to govern DTH platform operators. Presently, local cable television operators are subject only to an annual registration requirement and are not required to obtain licenses for operations. However, local cable television operators are required to carry certain government-operated and free over-the-air channels. As of January 2005, with respect to the prices payable by cable operators to broadcasters for channels existing on December 26, 2003 (which include certain STAR channels), the Telecom Regulatory Authority of India imposes a price cap permitting little or no increase year on year from the prices payable by cable operators as of December 26, 2003.

Retransmissions of foreign satellite channels, such as STAR’s channels in India, are permitted, subject to licensing requirements (which were introduced at the end of 2005) and compliance with local applicable laws. Further, broadcasters such as STAR are required upon request to provide signals of its television channels on non-discriminatory terms to all distributors of television channels irrespective of where the channels originate.

China. In mainland China, private satellite dish ownership is prohibited except with special approval for hotels, government and foreign institutions which can receive only authorized broadcasts. Local cable and free over-the-air terrestrial operators are required to broadcast a minimum percentage of local content and retransmission of foreign satellite channels by local operators is prohibited except with special approval.

Taiwan. In Taiwan, private satellite dish ownership is allowed. The maximum subscription fee chargeable by cable television operators is set by both the national and local governments. Cable television operators may offer basic channels and premium channels in packages or on an à la carte basis. All channels offered in Taiwan must be licensed. Retransmission of foreign satellite programming by local cable operators is permitted, but local cable operators are also required to carry terrestrial channels and broadcast a minimum percentage of local content.

Additional categories of regulation of actual or potential significance to STAR within its footprint are restrictions on foreign investment in platform or channel businesses, uplink-downlink licensing regulations, content protection under copyright or communications law, limitations on exclusive arrangements for channel distribution and non-discrimination requirements for supply or carriage of programming.

Cable Network Programming

FCC regulations adopted pursuant to the 1992 Cable Act (the “Program Access Rules”) prevent a cable operator that has an attributable interest (including voting or non-voting stock ownership of 5% or more or limited partnership equity interests of 5% or more) in a programming vendor from exercising undue or improper influence over the vendor in its dealings with competitors to cable. The Program Access Rules also prohibit a cable programmer in which a cable operator has an attributable interest from entering into exclusive contracts with any cable operator or from discriminating among competing MVPDs in the price, terms and conditions of sale or delivery of programming. As a result of Liberty’s ownership interest in the Company and the conditions imposed on the Company by the FCC in connection with the Company’s acquisition of an interest in DIRECTV, cable networks operated by the Company are subject to the Program Access Rules. These regulations therefore restrict the ability of the Company’s cable programming services to enter into exclusive contracts. The rules also permit MVPDs (such as cable operators, multi-channel multi-point distribution services, satellite master antenna television services, DBS and DTH operators) to bring complaints against the Company to the FCC charging they are unable to obtain the affected programming networks on nondiscriminatory terms and conditions.

Program Access Conditions

In connection with its approval of the transfer of licenses controlled by DIRECTV to the Company, the FCC imposed the following conditions relating to the carriage and availability of its broadcast and cable programming services: (i) extended the requirements of the Program Access Rules to DIRECTV; (ii) extended the non-discrimination requirements of the Program Access Rules to any television station owned and operated or represented by the Company with respect to negotiations or agreements for retransmission consent and required the Company to negotiate in “good faith” over retransmission consent rights for as long as the Program Access Rules are in effect; (iii) required the Company to enter into commercial arbitration if negotiations with an MVPD over retransmission consent for its television stations’ signals and/or carriage of the regional sports networks it owns, controls or manages reach an impasse; and (iv) prohibited the Company from unduly or improperly influencing the decision of any affiliated program rights holder (a program rights holder that holds an attributable interest in the Company or in which the Company holds an attributable interest) to sell programming to an unaffiliated MVPD, or the prices, terms and conditions of such a sale.

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

In addition, the federal government and some state governments have introduced or considered legislation relating to Internet usage generally, including measures relating to privacy and data security, as well as specific legislation aimed at social networking sites, such as MySpace.com. Because most of such legislation is in its early stages, it is unclear how this would affect the Company’s business conducted on the Internet. The Company monitors pending legislation to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments within the industry.

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

Intellectual Property

The Company’s intellectual property assets include: copyrights in motion pictures, television programming, newspapers, books, magazines, websites and technologies; trademarks in names, logos and characters; domain names; patents or patent applications for inventions related to its products and services; and licenses of intellectual property rights of various kinds. The Company derives value from these assets through the theatrical release of films and the production, distribution and/or licensing of its films and television programming to domestic and international television and cable networks, pay television services, pay-per-view, video-on-demand services and direct-to-home satellite services, operation of websites, and through the sale of products, such as DVDs, books, newspapers and magazines, among others.

The Company devotes significant resources to protecting its intellectual property in the United States and other key foreign territories. To protect these assets, the Company relies upon a combination of copyright, trademark, unfair competition, patent trade secret and Internet/domain name statutes and laws and contract provisions. However, there can be no assurance of the degree to which these measures will be successful in any given case. Policing unauthorized use of the Company’s products and services and related intellectual property is often difficult and the steps taken may not in every case prevent the infringement by unauthorized third parties of the Company’s intellectual property. The Company seeks to limit that threat through a combination of approaches, including offering legitimate market alternatives, deploying digital rights management technologies, pursuing legal sanctions for infringement, promoting appropriate legislative initiatives and international treaties and enhancing public awareness of the meaning and value of intellectual property and intellectual property laws. In addition, piracy, including in the digital environment, continues to present a threat to revenues from products and services based on intellectual property.

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

ITEM 1A.	RISK FACTORS

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

The existence of some provisions in the Company’s corporate documents could delay or prevent a change of control of News Corporation, even if that change would be beneficial to the Company’s stockholders. The Company’s Restated Certificate of Incorporation and Amended and Restated By-laws, contain provisions that may make acquiring control of News Corporation difficult, including:

•	provisions relating to the classification, nomination and removal of directors;

•	a provision prohibiting stockholder action by written consent;

•	provisions regulating the ability of the Company’s stockholders to bring matters for action before annual and special meetings of the Company’s stockholders; and

•	the authorization given to the Board to issue and set the terms of preferred stock.

In addition, the Company currently has in place a stockholder rights plan, which would cause extreme dilution to any person or group that attempts to acquire a significant interest in the Company without advance approval of the Board. Further, as a result of Mr. K. Rupert Murdoch’s ability to appoint certain members of the board of directors of the corporate trustee of the A.E. Harris Trust, which beneficially owns 2.8% of the Company’s Class A Common Stock and 30.1% of its Class B Common Stock, Mr. K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the A.E. Harris Trust. Mr. K. Rupert Murdoch, however, disclaims any beneficial ownership of those shares. Also, Mr. K. Rupert Murdoch beneficially owns an additional 0.7% of the Company’s Class A Common Stock and 1.1% of its Class B Common Stock. Thus, Mr. K. Rupert Murdoch may be deemed to beneficially own in the aggregate 3.5% of the Company’s Class A Common Stock and 31.2% of its Class B Common Stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

United States

The Company’s principal real properties in the United States are the following:

(a)	The Fox Studios Lot, in Los Angeles, California, owned by the Company, consisting of approximately 54 acres containing sound stages, production facilities, administrative, technical and dressing room structures, screening theaters and machinery, equipment facilities and three restaurants. FEG also leases approximately 300,000 square feet of office space at Fox Plaza, located adjacent to the Fox Studios Lot;

(b)	The U.S. headquarters of News Corporation, located at 1211 Avenue of the Americas, New York, New York, consisting of an aggregate of approximately 950,000 square feet of leased building space. This space includes the editorial offices of the Post, the executive offices of NAMG, the home office for Fox Television Stations and various operations of FEG, including the offices and broadcast studios of Fox News;

(c)	The offices of HarperCollins Publishers Inc. in New York, New York, consisting of approximately 800,000 square feet of leased office space;

(d)	The printing plant of the Post located in a 420,000 square foot building owned by the Company on a 16.4 acre site in Bronx, New York;

(e)	The offices of FIM in Beverly Hills, California, consisting of approximately 163,811 square feet of leased office space;

(f)	23 acres in the Seaport District of Boston, Massachusetts owned by the Company.

Europe

The Company’s principal real properties in Europe for newspaper production and printing facilities in the United Kingdom are located in: Wapping (East London), England; Knowsley, England (near Liverpool); Kinning Park (in Glasgow), Scotland; and Kells, Ireland, where The Times, The Sunday Times, The Sun and the News of the World are printed. The three newspaper production and printing facilities contain approximately 990,000, 487,000 and 150,000 square feet of building space, respectively. The Company owns the real property located at Kinning Park. With respect to the real property located at Wapping and Knowsley, the Company owns the buildings and leases on a long-term basis the land on which the buildings are situated. The Company has begun a major project to update News International’s presses in the United Kingdom. The Company has acquired new sites in two locations—Broxbourne, in North London, and North Lanarkshire, in Scotland. Over the next two to three years, new printing presses will be installed on these sites and in an extension to its existing site in Knowsley. In connection with this updating, the production facility in Wapping will be moved to Broxbourne.

The headquarters of HarperCollins Publishers Limited (which also includes editorial offices) are located in London and consist of approximately 120,000 square feet of leased building space.

The Company also leases approximately 32,145 square feet of office and theater space in London for use by FEG.

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

In addition, SKY Italia has entered into an agreement for the construction and subsequent lease to SKY Italia of premises that will contain the new head offices and television production and transmission studios for SKY Italia operations in Milan which will consist of approximately 570,490 square feet in addition to parking areas and warehouses. Pursuant to the agreement, SKY Italia will occupy approximately 365,970 square feet of such space in June 2007 and will occupy the remaining space by October 2008. SKY Italia also has an option to increase the total surface area of the portion of the space designated as office space by an additional 75,350 square feet.

Australia and Asia

The Company’s principal real properties in Australia and Asia are the following:

(a)	The approximately 482,000 square foot, Company-owned facility in Sydney, Australia at which The Australian, the Daily Telegraph and The Sunday Telegraph are printed;

(b)	The approximately 370,000 square foot, Company-owned building space in Sydney, Australia;

(c)	The approximately 524,000 square foot, Company-owned facility in Melbourne, Australia at which the Herald-Sun and the Sunday Herald-Sun are printed;

(d)	The approximately 150,000 square foot, Company-owned facility in Adelaide, Australia utilized in the publishing of The Advertiser and The Sunday Mail;

(e)	The approximately 300,000 square foot, Company-owned facility in Adelaide, Australia at which The Advertiser and The Sunday Mail are printed;

(f)	Two Company-owned properties on land sites in Perth, Australia totaling approximately 660,000 square feet which are used to publish and print The Sunday Times;

(g)	Various other Company-owned land holdings in Australia, Fiji and New Guinea upon which it has buildings for the publishing and printing of its newspapers, including sites in Sydney, Melbourne, Adelaide, Hobart, Darwin, Geelong, Cairns, Townsville, Gold Coast, Bowen, Ayr, Charters Towers, Alice Springs, Suva and Port Moresby;

(h)	The Fox Studios Australia Lot in Sydney, Australia consisting of approximately 478,678 square feet of leased space, containing sound stages, production facilities and administrative, technical, dressing room and personnel support services structures.

(i)	The approximately 170,000 square foot facility in Hong Kong used by STAR for its television broadcasting and programming operations.

Latin America

The Company owns a studio facility in Rosarito, Mexico which consists of approximately 37 acres of land containing office space, production facilities and the largest fresh and salt water tanks used in motion picture production in the world.

ITEM 3.	LEGAL PROCEEDINGS

Stockholder Litigation

On October 6, 2005, 13 professionally managed investment funds that own the Company’s stock filed a complaint in the Court of Chancery of the State of Delaware against the Company and its individual directors. The complaint, captioned Unisuper et al. v. News Corp., C.A. No. 1699-N, raised claims of breach of contract, promissory estoppel, fraud, negligent misrepresentation and breach of fiduciary duty relating to the policy of the Board concerning the Company’s stockholder rights plan, and the August 2005 decision of the Board to extend the expiration of the existing stockholder rights plan until November 8, 2007.

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

At the Company’s 2006 annual meeting of stockholders, the Company’s stockholders will be asked to approve an extension of the existing rights plan to October 2008, with the Company having the right to extend the rights plan for one year if the situation with Liberty Media Corporation, which led to the adoption of the rights plan, remains unresolved. If the Company’s stockholders vote in favor of the rights plan, then at the expiration of the existing rights plan or any other rights plan, the Company may adopt subsequent rights plans of one-year duration without stockholder approval, subject to interim periods of nine months between rights plans. If during or prior to any interim period, any stockholder (i) acquires 5 percent or more of the Company’s voting stock, (ii) offers to purchase voting stock or assets that would result in their owning 30 percent or more of the Company’s voting stock or assets or (iii) in certain other circumstances, the Company may immediately adopt a new rights plan of one-year duration. The Company may, of course, also adopt new rights plans or extend existing rights plans of unlimited duration with stockholder approval. The provisions discussed in this paragraph shall be in effect until the twentieth anniversary of the Annual Meeting. The terms of the settlement agreement are not intended to limit, restrict or eliminate the ability of the Company’s stockholders under applicable Delaware law to amend the Company’s certificate of incorporation in any manner. As part of the settlement, the Company has agreed to pay the plaintiffs’ attorneys fees and expenses in the litigation.

On April 18, 2006, the Delaware Court of Chancery entered a scheduling order (the “Scheduling Order”) (i) preliminarily approving the lawsuit as a class action on behalf of the class of Plaintiffs (the “Class”) set forth in the Stipulation of Settlement and (ii) setting the date for a hearing for the purposes of: (a) determining whether the action should be certified as a class action, (b) determining whether the terms of the proposed settlement are fair, reasonable and in the best interests of the Class, and (c) considering the application of Plaintiffs’ counsel for an award of attorneys’ fees and expenses. The settlement hearing was held on May 23, 2006. Liberty Media Corporation filed an objection to the settlement. Before approving the settlement, the Court instructed the parties to clarify the terms of the releases that they were providing each other in order to make them easier to read, and to make express that claims against the parties based on future conduct were not being released. On June 1, 2006, the Court issued its order and final judgment approving the settlement.

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

On October 24, 2005, NDS filed its Amended Answer with Counterclaims, alleging that Echostar misappropriated NDS’s trade secrets, violated the Computer Fraud and Abuse Act and engaged in unfair competition. On November 8, 2005, Echostar moved to dismiss NDS’s counterclaims for conversion and claim and delivery, arguing that these claims were preempted and time-barred. Echostar also moved for a more definite statement of NDS’s trade secret misappropriation claim. On December 8, 2005, the court granted in part and denied in part Echostar’s motion to dismiss and for a more definite statement, but granted NDS leave to file amended counterclaims. On December 13, 2005, NDS filed its Second Amended Answer with Counterclaims, which Echostar answered on December 27, 2005. The court has set this case for trial in April 2008.

Sogecable Litigation

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

Intermix

FIM Transaction

On August 26, 2005 and August 30, 2005, two purported class action lawsuits captioned, respectively, Ron Sheppard v. Richard Rosenblatt et. al., and John Friedmann v. Intermix Media, Inc. et al., were filed in the

California Superior Court, County of Los Angeles. Both lawsuits named as defendants all of the then incumbent members of the Intermix Board, including Mr. Rosenblatt, Intermix’ former Chief Executive Officer, and certain entities affiliated with VantagePoint Venture Partners, a former major Intermix stockholder. The complaints alleged that, in pursuing the transaction whereby Intermix was to be acquired by FIM (the “FIM Transaction”) and approving the related merger agreement, the director defendants breached their fiduciary duties to Intermix stockholders by, among other things, engaging in self-dealing and failing to obtain the highest price reasonably available for Intermix and its stockholders. The complaints further alleged that the merger agreement resulted from a flawed process and that the defendants tailored the terms of the merger to advance their own interests. The FIM Transaction was consummated on September 30, 2005. The Friedmann and Sheppard lawsuits were subsequently consolidated and, on January 17, 2006, a consolidated amended complaint was filed (the “Intermix Media Shareholder Litigation”). The plaintiffs in the consolidated action are seeking various forms of declaratory relief, damages, disgorgement and fees and costs. By order of March 20, 2006, the court ordered that substantially identical claims asserted in a separate state action filed by Brad Greenspan, captioned Greenspan v. Intermix Media, Inc., et al., be severed and related to the Intermix Media Shareholder Litigation. The defendants have filed demurrers seeking dismissal of all claims in the Intermix Media Shareholder Litigation and the severed Greenspan claims, which were heard by the Court on July 6, 2006. The Court reserved decision. Intermix believes that the Intermix Media Shareholder Litigation and the severed Greenspan claims are meritless. Intermix intends to vigorously defend itself and expects that the individual defendants will vigorously defend themselves against these claims and allegations.

In November 2005, plaintiff in a derivative action captioned LeBoyer v. Greenspan et al. pending against various former Intermix directors and officers in the United States District Court for the Central District of California, filed a First Amended Class and Derivative Complaint (the “Amended Complaint”). The original derivative action was filed in May 2003 and arose out of Intermix’ restatement of quarterly financial results for its fiscal year ended March 31, 2003. The plaintiff asserted breach of fiduciary duty and related claims in connection with the restatement. Until the filing of the Amended Complaint, the action had been stayed by mutual agreement of the parties since its inception pending determination of whether plaintiffs in a related securities class action lawsuit (the “Securities Litigation”) would be able to state a claim against the defendants. The Securities Litigation was dismissed pursuant to a class settlement in September 2005. In addition, a substantially similar derivative action filed in Los Angeles Superior Court was dismissed based on inability of the plaintiffs to adequately plead demand futility. Plaintiff LeBoyer’s November 2005 Amended Complaint added various allegations and purported class claims arising out of the FIM Transaction which are substantially similar to those asserted in the Intermix Media Shareholder Litigation. The Amended Complaint also adds as defendants the individuals and entities named in the Intermix Media Shareholder Litigation that were not already defendants in the matter. The plaintiff seeks unspecified damages, disgorgement, costs and fees. Intermix believes that the plaintiff lacks standing to pursue any claims in a derivative capacity and that the lawsuit is generally without merit. Intermix intends to vigorously defend itself, and expects that the individual defendants will vigorously defend themselves in the matter.

On June 14, 2006, a purported class action lawsuit, captioned Jim Brown v. Brett C. Brewer, et al., was filed against certain former Intermix directors and officers in the United States District Court for the Central District of California. The plaintiff asserts claims for alleged violations of Section 14a of the Exchange Act and SEC Rule 14a-9, as well as control person liability under Section 20a. The plaintiff alleges that certain defendants disseminated false and misleading definitive proxy statements on two occasions: one on December 30, 2003 in connection with the shareholder vote on January 29, 2004 on the election of directors and ratification of financing transactions with certain entities of VantagePoint Venture Partners (“Vantage Point”), a former large stockholder of Intermix, and another on August 25, 2005 in connection with the shareholder vote on the FIM Transaction. The complaint names as defendants certain Vantage Point related entities and the members of the Intermix Board who were incumbent on the dates of the respective proxy statements. Intermix is not named as a defendant, but has certain indemnity obligations to the former officer and director defendants in connection with these claims and allegations. Intermix believes that the claims are without merit and expects that the individual defendants will vigorously defend themselves in the matter.

Greenspan Litigation

On February 10, 2005, Brad Greenspan, Intermix’s former Chairman and Chief Executive Officer who was asked to resign as CEO and was removed as Chairman in the fall of 2003, filed a derivative complaint in Los Angeles Superior Court against Intermix, various of its former directors and officers, VantagePoint and certain of VantagePoint’s principals and affiliates. The complaint alleged claims of libel and fraud against Intermix and various of its then current and former officers and directors, claims of intentional interference with contract and prospective economic advantage, unfair competition and fraud against VantagePoint and certain of its affiliates and principals and claims alleging that Intermix’s forecasts of profitability leading up to its January 2004 annual stockholder meeting and associated proxy contest waged by Mr. Greenspan were false and misleading. These claims generally related to Intermix’s decision to consummate its Series C Preferred Stock financing with VantagePoint in October 2003, Mr. Greenspan’s contemporaneous separation from Intermix and matters arising during the proxy contest. The complaint also alleged that Intermix’s acquisition of the assets of a company known as Supernation LLC (“Supernation”) in July 2004 involved breaches of fiduciary duty. Mr. Greenspan sought remittance of compensation received by the various then current and former Intermix director and officer defendants, unspecified damages, removal of various Intermix directors, disgorgement of unspecified profits, reformation of the Supernation purchase, punitive damages, fees and costs, injunctive relief and other remedies. Intermix and the other defendants filed motions challenging the validity of the action and Mr. Greenspan’s ability to pursue it. Mr. Greenspan voluntarily dismissed this action in October 2005.

Prior to dismissing his derivative lawsuit, in August 2005, Mr. Greenspan filed another complaint in Los Angeles Superior Court against the same defendants. The complaint, for breach of fiduciary duty, included substantially the same allegations made by Mr. Greenspan in the above-referenced lawsuit. Mr. Greenspan further alleged that defendants’ actions have, with the FIM Transaction, culminated in the loss of Mr. Greenspan’s interest in Intermix for a cash payment allegedly below its value. On October 31, 2005, the defendants filed motions seeking dismissal of the lawsuit on the grounds that the complaint fails to state any cause of action. Instead of responding to these motions, Mr. Greenspan filed an amended complaint on February 21, 2006, in which Mr. Greenspan omitted certain previously named defendants and added two other former directors as defendants. In this amended complaint, Mr. Greenspan asserts seven causes of action. The first two causes of action, for intentional interference with prospective economic advantage and violation of California’s Business & Professions Code section 17200, generally related to Intermix’ decision to consummate its Series C Preferred Stock financing with VantagePoint in October 2003 and allege that Mr. Greenspan was “forced” to resign. The third through sixth causes of action assert various claims for breach of fiduciary duty related to the FIM Transaction and substantially mirror the allegations in the Intermix Media Shareholder Litigation. By Order of March 20, 2006, the court ordered that Mr. Greenspan’s claims based on the FIM Transaction be severed from the rest of his complaint and coordinated with the claims asserted in the Intermix Media Shareholder Litigation. The seventh cause of action is asserted against Intermix for indemnification. In his amended complaint, Mr. Greenspan seeks compensatory and consequential damages, punitive damages, fees and costs, injunctive relief and other remedies. Motions to dismiss the first six causes of action have been filed. The motions were heard on July 6, 2006, and the court reserved decision. Intermix, as well as News Corporation with respect to certain claims, is obligated to defend and indemnify the defendants in the matter. Intermix believes that the claims and allegations in the complaint are without merit and expects that the defendants in the matter will vigorously defend themselves.

News America Marketing

On January 18, 2006, Valassis Communications, Inc. (“Valassis”) filed a complaint against News America Incorporated, News America Marketing FSI, Inc. and News America Marketing Services, In-Store, Inc. (collectively “News America”) in the United States District Court for the Eastern District of Michigan. Valassis alleges that News America possesses monopoly power in a claimed in-store advertising and promotions market (the “in-store market”) and has used that power to gain an unfair advantage over Valassis in a purported market for coupons distributed by free standing inserts (“FSIs”). Valassis alleges that News America has entrenched its monopoly power in the alleged in-store market by entering into exclusive contracts with retailers. Valassis further alleges that News America has unlawfully bundled the sale of in-store marketing products with the sale of FSIs and that such bundling constitutes unlawful tying in violation of Sections 1 and 3 of the Sherman Antitrust Act of 1890, as amended (the “Sherman Act”). Valassis also asserts that News America has violated Section 2 of the Sherman Act, various state antitrust statutes and has tortiously interfered with Valassis’ actual or expected business relationships. Valassis’ complaint seeks injunctive relief, damages, fees and costs. On April 20, 2006, News America moved to dismiss Valassis’ complaint in its entirety for failure to state a cause of action. Simultaneously, News America moved to stay discovery until resolution of the motion to dismiss and the court granted the motion through September 2006. News America believes Valassis’ claims are without merit and intends to vigorously defend itself in this matter.

Other

The Company experiences routine litigation in the normal course of its business. The Company believes that none of its pending litigation will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

The Company’s operations are subject to tax in various domestic and international jurisdictions and as a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”), and Class B common stock, par value $0.01 per share (“Class B Common Stock”), are listed and traded on the New York Stock Exchange (“NYSE”), its principal market, under the symbols “NWS.A” and “NWS”, respectively. CHESS Depositary Interests (“CDIs”) representing the Class A Common Stock and Class B Common Stock are listed and traded on the Australian Stock Exchange (“ASX”) under the symbols “NWS” and “NWSLV,” respectively. The Class A and Class B Common Stock are also traded on the London Stock Exchange. As of June 30, 2006, there were approximately 56,000 holders of record of shares of Class A Common Stock and 1,700 holders of record of shares of Class B Common Stock.

The following table sets forth, for the fiscal periods indicated, the reported high and low closing sales prices for the Class A Common Stock and Class B Common Stock, as reported on the NYSE. High and low closing sales prices for the Class A Common Stock and Class B Common Stock for periods prior to November 3, 2004 have been adjusted to reflect the impact of the consummation of the Reorganization. Prior to November 3, 2004, The News Corporation Limited (“TNCL”) ordinary shares and preferred shares were listed on the ASX, the London Stock Exchange and the New Zealand Stock Exchange, and TNCL American Depositary Receipts (“ADRs”), each representing four TNCL ordinary shares or preferred shares, were listed on the NYSE.

	Class B Common Stock		Class A Common Stock
	High	Low	High	Low
Fiscal Year Ended June 30,
2005:
First Quarter	$17.84	15.38	16.51	14.50
Second Quarter	19.03	15.58	18.65	15.14
Third Quarter	19.22	17.00	18.73	16.40
Fourth Quarter	17.86	15.85	17.15	15.19
2006:
First Quarter	18.11	16.04	17.13	15.22
Second Quarter	16.92	14.97	16.01	14.09
Third Quarter	17.83	16.30	16.86	15.25
Fourth Quarter	20.47	17.72	19.52	16.67

The total dividends declared related to fiscal 2006 results were $0.12 per share of Class A Common Stock and $0.10 per share of Class B Common Stock. In August 2006, the Company declared the final dividend on fiscal 2006 results of $0.06 per share for Class A Common Stock and $0.05 per share for Class B Common Stock. This, together with the interim dividend of $0.06 per share of Class A Common Stock and a dividend of $0.05 per Class B Common Stock, constitute the total dividend relating to fiscal 2006.

The total dividends declared related to fiscal 2005 results were $0.12 per share of Class A Common Stock and $0.10 per share of Class B Common Stock. In August 2005, the Company declared the final dividend on fiscal 2005 results of $0.07 per share for Class A Common Stock and $0.08 per share for Class B Common Stock. This, together with the interim dividend of $0.05 per share of Class A Common Stock and a dividend of $0.02 per Class B Common Stock, constitute the total dividend relating to fiscal 2005.

Information regarding the Company’s equity compensation plans is incorporated by reference from Item 12 in Part III of this report.

In June 2005, the Company announced a stock repurchase program under which the Company is authorized to acquire from time to time up to an aggregate of $3 billion in Class A Common Stock and Class B Common

Stock. In May 2006, the Company announced that the Company’s Board of Directors had authorized increasing the total amount of the stock repurchase program to $6 billion. Through June 30, 2006, the Company had repurchased an aggregate of approximately 155 million shares of its Class A Common Stock and Class B Common Stock for a total cost of purchase of $2,561 million since the announcement of the stock repurchase program in June 2005. Below is a summary of the Company’s purchases of its Class A Common Stock and Class B Common Stock during the fiscal year ended June 30, 2006:

	Total Number of Shares Purchased	Average Price per Share	Total Cost of Purchase (in millions)
Total first quarter fiscal 2006—Class A	13,600,000	$15.67	$213
Total first quarter fiscal 2006—Class B	—	—	—

Total second quarter fiscal 2006—Class A	36,723,200	15.25	560
Total second quarter fiscal 2006—Class B	18,338,758	16.05	294

Total third quarter fiscal 2006—Class A	23,783,011	16.28	387
Total third quarter fiscal 2006—Class B	20,678,271	17.20	356

Fourth quarter repurchases:
Common Stock—April Class A	5,316,700	16.80	90
Common Stock—April Class B	2,611,848	17.62	46
Common Stock—May Class A	1,588,678	18.78	30
Common Stock—May Class B	1,417,743	19.61	28
Common Stock—June Class A	1,237,500	18.73	23
Common Stock—June Class B	—	—	—

Total fourth quarter fiscal 2006—Class A	8,142,878	17.48	143
Total fourth quarter fiscal 2006—Class B	4,029,591	18.32	74

Total fiscal 2006—Class A	82,249,089	$15.84	$1,303

Total fiscal 2006—Class B	43,046,620	$16.82	$724

The remaining authorized amount at June 30, 2006, excluding commissions under the Company’s stock repurchase program, was approximately $3,442 million.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data” and the other financial information included elsewhere herein.

	For the years ended June 30,
	2006 (1)	2005 (1)	2004 (1)	2003 (2)	2002 (3)
	(in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues	$25,327	$23,859	$20,802	$17,380	$15,070
Operating income	3,868	3,564	2,931	2,380	176
Income (loss) from continuing operations	2,812	2,128	1,533	822	(7,629)
Net income (loss)	2,314	2,128	1,533	822	(7,691)

Basic income (loss) from continuing operations per share: (4)(5)
Class A	$0.92	$0.74	$0.58	$0.33	$(3.32)
Class B	$0.77	$0.62	$0.49	$0.28	$(2.77)

Diluted income (loss) from continuing operations per share: (4)(5)
Class A	$0.92	$0.73	$0.58	$0.33	$(3.32)
Class B	$0.77	$0.61	$0.48	$0.28	$(2.77)

Basic earnings (loss) per share: (4)(5)
Class A	$0.76	$0.74	$0.58	$0.33	$(3.35)
Class B	$0.63	$0.62	$0.49	$0.28	$(2.79)

Diluted earnings (loss) per share: (4)(5)
Class A	$0.76	$0.73	$0.58	$0.33	$(3.35)
Class B	$0.63	$0.61	$0.48	$0.28	$(2.79)

Cash dividend per share: (4)(5)(6)
Class A	$0.13	$0.10	$0.10	$0.09	$0.08
Class B	$0.13	$0.04	$0.04	$0.04	$0.03

	As of June 30,
	2006	2005	2004	2003	2002
	(in millions)
BALANCE SHEET DATA:
Cash and cash equivalents	$5,783	$6,470	$4,051	$4,477	$3,574
Total assets	56,649	54,692	48,343	42,149	36,898
Borrowings and perpetual preference shares (7)	11,427	10,999	10,509	10,003	9,840

(1)	See Notes 3, 6 and 8 to the Consolidated Financial Statements of News Corporation for information with respect to significant acquisitions, disposals, change in accounting and other transactions during fiscal 2006, 2005 and 2004.
(2)	Fiscal 2003 results include the Company’s acquisition of WPWR-TV for approximately $425 million. Fiscal 2003 results also include the Company’s acquisition of 80% of Telepiu, S.p.A. (“Telepiu”) for approximately $874 million. Telepiu was merged with Stream S.p.A., (“Stream”) and the combined platform was renamed SKY Italia. As a result of the acquisition, commencing April 30, 2003, the Company ceased to equity account its share of Stream’s results.
(3)

Fiscal 2002 results include the Company’s $6.1 billion write-down of Gemstar-TV Guide and the $958 million Other operating charge for the write-down of the Company’s national and international sports contracts. Fiscal 2002 results also include the Company’s acquisition of Chris-Craft Industries, Inc. for approximately $5 billion ($2 billion in cash and $3 billion in the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”)) and the sale of its interest in Fox Family Worldwide to The Walt Disney Company (“Disney”) for total consideration of approximately $1.6 billion, which resulted in a pre-tax gain of approximately $1.3 billion.

(4)	Basic and diluted earnings (loss) from continuing operations per share, basic and diluted earnings (loss) per share and cash dividend per share reflect per share amounts based on the adjusted share amounts to reflect the November 12, 2004 one-for-two share exchange in the reincorporation of News Corporation.
(5)	Class A Common Stock carry rights to a greater dividend than the Company’s Class B common stock, par value $0.01 per share (“Class B Common Stock”) through fiscal 2007. As such, net income available to the Company’s stockholders is allocated between the Class A Common Stock and Class B Common Stock. The allocation between these classes of common stock was based upon the two-class method. See Notes 2 and 20 to the Consolidated Financial Statements of News Corporation for further discussion. Subsequent to the final fiscal 2007 dividend payment, shares of Class A Common Stock will cease to carry any rights to a greater dividend than shares of Class B Common Stock. Earnings (loss) per share based on the total weighted average shares outstanding (Class A Common Stock and Class B Common Stock combined) are as follows:

	For the years ended June 30,
	2006	2005 (a)	2004	2003	2002
Diluted earnings (loss) per share	$0.72	$0.69	$0.54	$0.31	$(3.12)

(a)	In March 2005, the Company’s acquisition of the interest of Fox Entertainment Group, Inc. (“FEG”) that it did not already own was completed and a total of 357 million shares of Class A Common Stock were issued as consideration.

(6)	The Company’s Board of Directors currently declares an interim and final dividend each fiscal year. The final dividend is determined by the Company’s Board of Directors subsequent to the fiscal year end. The total dividends declared related to fiscal 2006 results were $0.12 per share of Class A Common Stock and $0.10 per share of Class B Common Stock. The total dividends declared related to fiscal 2005 results were $0.12 per share of Class A Common Stock and $0.10 per share of Class B Common Stock.
(7)	Each fiscal year presented prior to June 30, 2005 includes $345 million of perpetual preference shares outstanding, which were redeemed at par by the Company in November 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations. The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other factors is set forth under the heading “Risk Factors” in Item 1A of the Annual Report on Form 10-K. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the Securities and Exchange Commission (the “SEC”). This section should be read together with the audited consolidated financial statements of the Company and related notes set forth elsewhere in this Annual Report.

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

In the Reorganization, all outstanding The News Corporation Limited (“TNCL”) ordinary shares and preferred limited voting ordinary shares were cancelled and shares of Class A Common Stock and Class B Common Stock were issued in exchange, respectively, on a one-for-two share basis. The financial statements have been presented as if the one-for-two share exchange took place on July 1, 2003.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•	Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as recent developments that have occurred either during fiscal 2006 or early fiscal 2007 that the Company believes are important in understanding the results of operations and financial condition or to disclose known trends.

•	Results of Operations—This section provides an analysis of the Company’s results of operations for the three fiscal years ended June 30, 2006. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•	Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three fiscal years ended June 30, 2006, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of June 30, 2006. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

•	Critical Accounting Policies—This section discusses accounting policies considered important to the Company’s financial condition and results of operations, and which require significant judgment and estimates on the part of management in application. In addition, Note 2 to the accompanying consolidated financial statements and footnotes summarizes the Company’s significant accounting policies, including the critical accounting policy discussion found in this section.

OVERVIEW OF THE COMPANY’S BUSINESS

The Company is a diversified entertainment company, which manages and reports its businesses in eight segments:

•	Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production of original television programming in the United States and Canada.

•	Television, which principally consists of the operation of 35 full power broadcast television stations, including nine duopolies, in the United States (Of these stations, 25 are affiliated with the FOX network, nine are currently affiliated with the UPN network and one is an independent station. In September 2006, the nine UPN affiliated stations and the independent station will become affiliated with the MyNetworkTV network); the broadcasting of network programming in the United States, and the development, production and broadcasting of television programming in Asia.

•	Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite (“DBS”) operators in the United States.

•	Direct Broadcast Satellite Television, which principally consists of the distribution of premium programming services via satellite directly to subscribers in Italy.

•	Magazines and Inserts, which principally consists of the publication of free standing inserts, which are promotional booklets containing consumer offers distributed through insertion in local Sunday newspapers in the United States, and providing in-store marketing products and services, primarily to consumer packaged goods manufacturers, in the United States and Canada.

•	Newspapers, which principally consists of the publication of four national newspapers in the United Kingdom, the publication of more than 110 newspapers in Australia, and the publication of a mass circulation, metropolitan morning newspaper in the United States.

•	Book Publishing, which principally consists of the publication of English language books throughout the world.

•	Other, which includes NDS Group plc (“NDS”), a company engaged in the business of supplying open end-to-end digital technology and services to digital pay-television platform operators and content providers; News Outdoor, an advertising business which offers display advertising primarily in locations throughout Russia and Eastern Europe; Fox Interactive Media (“FIM”), which operates the Company’s Internet activities; and Global Cricket Corporation (“GCC”), which has the exclusive rights to broadcast the Cricket World Cup and other related events through 2007.

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

The Company competes with other major studios, such as Disney, DreamWorks, Paramount, Sony, Universal, Warner Bros. and independent film producers in the production and distribution of motion pictures and DVDs. As a producer and distributor of television programming, the Company competes with studios, television production groups and independent producers and syndicators, such as Disney, Sony, NBC Universal, Warner Bros. and Paramount Television to sell programming both domestically and internationally. The Company also competes to obtain creative talent and story properties which are essential to the success of the Company’s filmed entertainment businesses.

In the operation of its businesses, the Company engages the services of writers, directors, actors and others, which are subject to collective bargaining agreements. Work stoppages and/or higher costs in connection with these agreements could adversely impact the Company’s operations.

Television and Cable Network Programming

The Company’s U.S. television operations consist of the FOX Broadcasting Company (“FOX”) and the 35 television stations owned by the Company. The Company’s international television operations consist primarily of STAR Group Limited (“STAR”).

The television broadcast environment is highly competitive. The primary methods of competition in broadcast television are the development and acquisition of popular programming and the development of audience interest through programming promotion, in order to sell advertising at profitable rates. FOX competes for audience, advertising revenues and programming with other broadcast networks, such as CBS, ABC, NBC, UPN and The WB, independent television stations, cable program services, as well as other media, including DBS television services, DVDs, video games, print and the Internet. In addition, FOX competes with the other broadcast networks to secure affiliations with independently owned television stations in markets across the country. (See Other Recent Business Developments below for discussion of the announced UPN and The WB network combination and the launch of MyNetworkTV.)

The television stations owned by the Company compete for programming, audiences and advertising revenues with other television stations and cable networks in their respective coverage areas and, in some cases, with respect to programming, with other station groups, and in the case of advertising revenues, with other local and national media. The competitive position of the television stations owned by the Company is largely influenced by the strength of FOX, and, in particular, the primetime viewership of FOX, as well as the quality of the syndicated programs and local news programs in time periods not programmed by FOX.

Generally, the Company’s cable networks which target various demographics, derive a majority of their revenues from monthly affiliate fees received from cable television systems and DBS operators based on the number of its subscribers, net of the amortization of cable distribution investments (capitalized fees paid to a cable operator or DBS operator to facilitate the launch of a cable network). The Company defers the cable distribution investments and amortizes the amounts on a straight-line basis over the contract period. Cable television and DBS are currently the predominant means of distribution of the Company’s program services in the United States. Internationally, distribution technology varies region by region.

The Company’s cable networks, including the Fox News Channel (“Fox News”), the FX Network (“FX”), and the Regional Sports Networks (“RSNs”), compete for carriage on cable television systems, DBS systems and other distribution systems with other program services, as well as other uses of bandwidth, such as retransmission of free over-the-air broadcast networks, telephony and data transmission. A primary focus of competition is for distribution of the Company’s cable network channels that are not already distributed within a particular cable television or DBS system. For such program services, distributors make decisions on the use of bandwidth based on various considerations, including amounts paid by programmers for launches, subscription fees payable by distributors and appeal to the distributors’ subscribers.

In Asia, STAR’s programming is primarily distributed via satellite to local cable operators or other pay television platform operators for distribution to their subscribers. STAR derives its revenue from the sale of advertising time and affiliate fees from these pay television platform operators.

The most significant operating expenses of the Television segment and the Cable Network Programming segment are the acquisition and production expenses related to programming and the production and technical expenses related to operating the technical facilities of the broadcaster or cable network. Other expenses include promotional expenses related to improving the market visibility and awareness of the broadcaster or cable network and sales commissions paid to the in-house advertising sales force, as well as salaries, employee benefits, rent and other routine overhead expenses.

The Company has several multi-year sports rights agreements, including contracts with the National Football League (“NFL”) through fiscal 2012, contracts with the National Association of Stock Car Auto Racing (“NASCAR”) for certain races and exclusive rights for certain ancillary content through calendar year 2014 and a contract with Major League Baseball (“MLB”) through calendar year 2013. These contracts provide the Company with the broadcast rights to certain national sporting events during their respective terms. The costs of these sports contracts are charged to expense based on the ratio of each period’s operating profits to estimated total remaining operating profit of the contract. The profitability of these long-term national sports contracts is based on the Company’s best estimates at June 30, 2006 of directly attributable revenues and costs; such estimates may change in the future, and such changes may be significant. Should revenues decline from estimates applied at June 30, 2006, a loss may be recorded. Should revenues improve as compared to estimated revenues, the Company will have an improved operating profit related to the contract, which will be recognized over the estimated remaining contract term.

While the Company seeks to ensure compliance with federal indecency laws and related Federal Communications Commission (“FCC”) regulations, the definition of “indecency” is subject to interpretation and there can be no assurance that the Company will not broadcast programming that is ultimately determined by the FCC to violate the prohibition against indecency. Such programming could subject the Company to regulatory review or investigation, fines, adverse publicity or other sanctions, including the loss of station licenses.

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

The Newspapers segment’s advertising volume, circulation and the price of newsprint are the key uncertainties whose fluctuations can have a material effect on the Company’s operating results and cash flow. The Company has to anticipate the level of advertising volume, circulation and newsprint prices in managing its businesses to maximize operating profit during expanding and contracting economic cycles. Newsprint is a basic commodity and its price is sensitive to the balance of supply and demand. The Company’s costs and expenses are affected by the cyclical increases and decreases in the price of newsprint. The newspapers published by the Company compete for readership and advertising with local and national newspapers and also compete with television, radio and other media alternatives in their respective locales. Competition for newspaper circulation is based on the news and editorial content of the newspaper, cover price and, from time to time, various promotions. The success of the newspapers published by the Company in competing with other newspapers and media for advertising depends upon advertisers’ judgments as to the most effective use of their advertising budgets. Competition for advertising among newspapers is based upon circulation levels, readership levels, reader demographics, advertising rates and advertiser results. Such judgments are based on factors, such as cost, availability of alternative media, circulation and quality of readership demographics.

Book Publishing

The Book Publishing segment derives revenues from the sale of general and children’s books in the United States and internationally. The revenues and operating results of the Book Publishing segment are significantly affected by the timing of the Company’s releases and the number of its books in the marketplace. The book publishing marketplace is subject to increased periods of demand in the summer months and during the end-of-year holiday season. Each book is a separate and distinct product, and its financial success depends upon many factors, including public acceptance.

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

The book publishing business operates in a highly competitive market and has been affected by consolidation trends. This market continues to change in response to technological innovations and other factors. Recent years have brought a number of significant mergers among the leading book publishers. The book superstore remains a significant factor in the industry contributing to the general trend toward consolidation in the retail channel. There have also been a number of mergers completed in the distribution channel. The Company must compete with other publishers such as Random House, Penguin Group, Simon & Schuster and Hachette Livre, for the rights to works by well-known authors and public personalities. Although the Company currently has strong positions in each of its markets, further consolidation in the book publishing industry could place the Company at a competitive disadvantage with respect to scale and resources.

Other

NDS

NDS supplies open end-to-end digital technology and services to digital pay-television platform operators and content providers. NDS technologies include conditional access and microprocessor security, broadcast stream management, set-top box middleware, electronic program guides, digital video recording technologies and interactive infrastructure and applications. NDS’ software systems, consultancy and systems integration services are focused on providing platform operators and content providers with technology to help them profit from the secure distribution of digital information and entertainment to consumer devices which incorporate various technologies supplied by NDS.

News Outdoor

The Company sells, through its News Outdoor businesses, advertising space on various media, including billboards, street furniture and transit shelters, unique boards, airport transit advertising and in-store point of sale displays in shopping malls and supermarkets. It has outdoor advertising operations primarily in Russia and Eastern Europe.

Fox Interactive Media

The Company sells, through its Fox Interactive Media (“FIM”) division, advertising, sponsorships and subscription services on the Company’s various Internet properties. Web properties include the social networking site MySpace.com, IGN.com, AmericanIdol.com, Scout.com and Foxsports.com. The Company also has a distribution agreement with Microsoft’s MSN for Foxsports.com.

Other Recent Business Developments

During fiscal 2006, the Company broadened its international video distribution agreement with Metro-Goldwyn-Mayer (“MGM”) into a worldwide home video distribution arrangement, commencing September 1, 2006 for most territories. The Company released approximately 350 MGM home entertainment theatrical, catalog and television programs internationally in fiscal 2006.

In January 2006, CBS Corporation, owner of the UPN network (“UPN”), and Time Warner Inc., owner of the WB network (the “WB”), announced that UPN and the WB would combine to form a new network, which is expected to launch in September 2006. The Company owns nine major-market television stations that are currently affiliated with UPN. In February 2006, the Company announced it would launch MyNetworkTV, a new primetime program network in September 2006. MyNetworkTV will provide primetime programming to the Company’s nine stations that had been affiliated with UPN, the Company’s independent station, as well as to numerous affiliate stations. To the extent MyNetworkTV is not successful, the Company’s operating results in the Television segment may be adversely impacted.

In May 2006, the Company acquired a regional cable sports channel for approximately $375 million. This channel has rights to the National Hockey League’s (the “NHL”) Atlanta Thrashers and shares rights to MLB’s Atlanta Braves and the National Basketball Association’s (the “NBA”) Atlanta Hawks with one of the Company’s existing regional sports networks.

In July 2006, the Company and an independent third party agreed to acquire TGRT, a national, general interest broadcast television station in Turkey, for approximately $100 million from Ilhas Yahin Holding and other individual shareholders. The closing of this transaction is subject to customary closing conditions, including Turkish regulatory approval.

In August 2006, the Company announced that its FIM division entered into a multi-year search technology and services agreement with Google, Inc. (“Google”), pursuant to which Google will be the exclusive search and keyword targeted advertising sales provider for a majority of FIM’s web properties. Under the terms of the agreement, Google will be obligated to make guaranteed minimum revenue share payments to FIM of $900 million based on FIM’s achievement of certain traffic and other commitments. These guaranteed minimum revenue share payments are expected to be made over the period beginning the first quarter of calendar 2007 and ending in the second quarter of calendar 2010.

RESULTS OF OPERATIONS

Results of Operations—Fiscal 2006 versus Fiscal 2005

The following table sets forth the Company’s operating results for fiscal 2006 as compared to fiscal 2005.

	For the year ended June 30,
	2006	2005	Change	% Change
	($ millions)
Revenues	$25,327	$23,859	$1,468	6%
Expenses:
Operating	$16,593	$15,901	$692	4%
Selling, general and administrative	3,982	3,697	285	8%
Depreciation and amortization	775	648	127	20%
Other operating charges	109	49	60	**

Total operating income	$3,868	$3,564	$304	9%

Interest expense, net	$(545)	$(536)	$(9)	2%
Equity earnings of affiliates	888	355	533	**
Other, net	194	178	16	9%

Income from continuing operations before income tax expense and minority interest in subsidiaries	$4,405	$3,561	$844	24%
Income tax expense	(1,526)	(1,220)	(306)	25%
Minority interest in subsidiaries, net of tax	(67)	(213)	146	(69)%

Income from continuing operations	2,812	2,128	684	32%
Gain on disposition of discontinued operations, net of tax	515	—	515	**

Income before cumulative effect of accounting change	3,327	2,128	1,199	56%
Cumulative effect of accounting change, net of tax	(1,013)	—	(1,013)	**

Net income	$2,314	$2,128	$186	9%

Diluted earnings per share from continuing operations (1)	$0.87	$0.69	$0.18	26%

**	not meaningful
(1)	Represents earnings per share based on the total weighted average shares outstanding (Class A Common Stock and Class B Common Stock combined) for the fiscal years ended June 30, 2006 and 2005. Class A Common Stock carry rights to a greater dividend than Class B Common Stock through fiscal 2007. As such, net income available to the Company’s stockholders is allocated between the Class A Common Stock and Class B Common Stock.

Overview—The Company’s revenues in fiscal 2006 increased 6% as compared to fiscal 2005. The increase was primarily due to revenue increases at the Cable Network Programming, Filmed Entertainment, DBS and Other segments.

Operating expenses for the fiscal year ended June 30, 2006 increased approximately 4% from fiscal 2005, primarily due to increased expenses at the Cable Network Programming segment and acquisitions made by the Newspaper segment and FIM during fiscal 2005 and 2006. The increased operating expenses at the Cable Network Programming segment were due to the acquisition in April 2005 of the Florida and Ohio Regional Sports Networks (“RSNs”) and Fox Sports Net, a national sports program service, and higher programming costs at the remaining RSNs and the FX Network (“FX”). In addition, operating results include the consolidation of Queensland Press Pty Ltd (“QPL”), which was acquired in November 2004, within the Newspapers segment and the impact of the internet businesses acquired by the Company in fiscal 2006, collectively referred to as the “FIM acquisitions.” These increases were partially offset by reduced operating expenses at the Filmed Entertainment and Television segments. The operating expense reduction at the Filmed Entertainment segment was due to reduced amortization of production and participation costs. The decrease in operating expenses at the Television segment was mainly due to the absence of programming costs for the NFL’s Super Bowl and NASCAR’s Daytona 500 that were broadcast in fiscal 2005.

Selling, general and administrative expenses increased approximately 8% for the fiscal year ended June 30, 2006 from fiscal 2005, primarily due to the consolidation of the Florida and Ohio RSNs, Fox Sports Net and QPL. In addition, the impact of acquisitions at FIM also contributed to the increase in selling, general and administrative expenses during the fiscal year ended June 30, 2006. Depreciation and amortization expense increased approximately 20% during the fiscal year ended June 30, 2006, when compared to fiscal 2005, primarily due to the amortization of intangible assets acquired on the purchase of the minority interest in the FEG in March 2005, as well as incremental expenses resulting from the FIM acquisitions. Accelerated depreciation recognized on printing plant assets in the United Kingdom also contributed to the increase.

During the fiscal year ended June 30, 2006, Operating income increased 9% from fiscal 2005, primarily due to the revenue increases noted above. The Operating income increase was offset by a $109 million redundancy provision recorded as an other operating charge during fiscal 2006. The redundancy provision, recorded at the Newspapers segment, was related to certain U.K. employees as a result of the Company committing to a reduction in workforce, associated with the development of new printing plants in the United Kingdom.

Interest expense, net—Interest expense, net increased $9 million for the fiscal year ended June 30, 2006 as compared to fiscal 2005. This increase is primarily due to interest on the Company’s issuance of $1.0 billion in 6.2% Senior Notes due 2034 and $750 million in 5.3% Senior Notes due 2014 in December 2004 and $1.15 billion in 6.4% Senior Notes due 2035 in December 2005. The increase in interest expense was partially offset by higher interest income.

Equity earnings of affiliates—Net earnings from affiliates for the fiscal year ended June 30, 2006 increased $533 million as compared to fiscal 2005. The improvement for fiscal 2006 was due to an increased contribution from The DIRECTV Group, Inc. (“DIRECTV”) on subscriber growth and increased pricing. DIRECTV’s results also reflect lower expenses associated with a new set-top receiver lease program, as well as the absence of charges recognized in fiscal 2005 related to the SPACEWAY program and PanAmSat.

	For the years ended June 30,
	2006	2005	Change	% Change
	($ millions)
The Company’s share of equity earnings (losses) of affiliates principally consists of:
British Sky Broadcasting Group plc	$369	$374	$(5)	(1)%
The DIRECTV Group, Inc.	246	(186)	432	**
Sky Brasil	23	49	(26)	(53)%
Innova	61	27	34	**
Other DBS equity affiliates	24	5	19	**
Cable channel equity affiliates	68	46	22	48%
Other equity affiliates	97	40	57	**

Total Equity earnings (losses) of affiliates	$888	$355	$533	**

**	not meaningful

Other, net—

	Footnote reference	For the years ended June 30,
		2006	2005
		(in millions)
Loss on sale of Regional Programming Partners	3	$—	$(85)
Gain on sale of Innova	6	206	—
Gain on sale of China Netcom	6	52	—
Loss on sale of Sky Multi-Country Partners	6	—	(55)
Gain on sale of Rogers Sportsnet	6	—	39
Change in fair value of exchangeable securities (a)	10	(76)	246
Other		12	33

Total Other, net		$194	$178

(a)	The Company has certain outstanding exchangeable debt securities which contain embedded derivatives. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), these embedded derivatives are not designated as hedges and, as such, changes in their fair value are recognized in Other, net. A significant variance in the price of the underlying stock could have a material impact on the operating results of the Company.

Income tax expense—The effective tax rate for the fiscal year ended June 30, 2006 was 35%. The effective tax rate for fiscal 2006 reflects the positive impact of the Company’s application of the American Jobs Creation Act of 2004 (“AJCA”). The Company reflected a tax benefit of approximately $126 million in the fiscal year ended June 30, 2006, primarily resulting from the reduction of prior deferred tax accruals relating to the repatriation of foreign earnings at the lower rate of 5.25% under the AJCA.

The effective tax rate for fiscal 2006 was slightly higher than the effective tax rate for fiscal 2005 of 34%, primarily due to the impact of the resolution of foreign income tax audits in fiscal 2005, offset by the impact of the AJCA noted above.

Minority interest in subsidiaries, net of tax—Minority interest expense improved by $146 million for the fiscal year ended June 30, 2006, as compared to the fiscal year ended June 30, 2005. The improvement was primarily due to the acquisition of minority shares of FEG in fiscal 2005.

Gain on disposition of discontinued operations, net of tax—In October 2005, the Company sold its TSL Education Ltd. division (“TSL”), which primarily included The Times Educational Supplement publication in the United Kingdom, for cash consideration of approximately $395 million. In connection with this transaction, the Company recorded a gain of $381 million, net of tax of $0. In April 2006, the Company sold Sky Radio Limited (“Sky Radio”), a commercial radio station group in the Netherlands and Germany, for cash consideration of approximately $215 million. In connection with this transaction, the Company recorded a gain of approximately $134 million, net of tax of $0. Both of these transactions are included in gain on disposition of discontinued operations in the consolidated statement of operations for the fiscal year ended June 30, 2006.

There is no provision for income taxes related to these transactions as any tax due is offset by a release of a valuation allowance that was applied to an existing deferred tax asset established for capital losses, which, because of the sale of TSL and Sky Radio, can now be utilized. Therefore, there is no resulting tax provision.

Cumulative effect of accounting change, net of tax—Effective July 1, 2005, the Company adopted Emerging Issues Task Force Topic No. D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill” (“D-108”). D-108 requires companies who have applied the residual value method in the valuation of acquired identifiable intangibles for purchase accounting and impairment testing to use a direct value method. As a result of the adoption, the Company recorded a charge of $1.6 billion ($1 billion net of tax, or

($0.33) per diluted share of Class A Common Stock and ($0.28) per diluted share of Class B Common Stock), to reduce the intangible balances attributable to its television stations’ FCC licenses. This charge has been reflected as a cumulative effect of accounting change, net of tax in the consolidated statement of operations for the fiscal year ended June 30, 2006.

Net income—Net income increased $186 million for the fiscal year ended June 30, 2006 as compared to fiscal 2005. The increase was primarily due to increases in Operating income, Equity earnings from affiliates, Other income, the Gain on the disposition of discontinued operations, as well as lower minority interest expense, partially offset by the Cumulative effect of accounting change.

Segment Analysis:

The following table sets forth the Company’s revenues and operating income by segment, for fiscal 2006 as compared to fiscal 2005.

	For the years ended June 30,
	2006	2005	Change	% Change
	($ millions)
Revenues:
Filmed Entertainment	$6,199	$5,919	$280	5%
Television	5,334	5,338	(4)	—
Cable Network Programming	3,358	2,688	670	25%
Direct Broadcast Satellite Television	2,542	2,313	229	10%
Magazines and Inserts	1,090	1,068	22	2%
Newspapers	4,095	4,083	12	—
Book Publishing	1,312	1,327	(15)	(1)%
Other	1,397	1,123	274	24%

Total revenues	$25,327	$23,859	$1,468	6%

Operating income (loss):
Filmed Entertainment	$1,092	$1,058	$34	3%
Television	1,032	952	80	8%
Cable Network Programming	864	702	162	23%
Direct Broadcast Satellite Television	39	(173)	212	**
Magazines and Inserts	307	298	9	3%
Newspapers	517	740	(223)	(30)%
Book Publishing	167	164	3	2%
Other	(150)	(177)	27	(15)%

Total operating income	$3,868	$3,564	$304	9%

**	not meaningful

Filmed Entertainment (25% of the Company’s consolidated revenues in fiscal 2006 and 2005, respectively)

For the fiscal year ended June 30, 2006, revenues at the Filmed Entertainment segment increased $280 million, or 5%, as compared to fiscal 2005. This increase is primarily due to an increase in worldwide theatrical, pay television and free television revenues, partially offset by a decrease in worldwide home entertainment revenues. Theatrical revenues increased primarily due to improved performance and an increase in the number of releases, driven by successful titles including Ice Age: The Meltdown, X-Men: The Last Stand, Fantastic Four, Walk the Line, Big Momma’s House 2 and Cheaper by the Dozen 2. Fiscal 2005 theatrical releases included I, Robot, Alien vs. Predator, Robots, Hide & Seek and Sideways. The increases in worldwide pay television and free television revenues are primarily due to a stronger film lineup, more feature films available during fiscal

2006 and stronger revenues from the returning primetime series 24 and new primetime series Prison Break and My Name Is Earl. Fiscal 2006 worldwide home entertainment revenues were driven by the worldwide release of Fantastic Four, Walk the Line, Robots, Kingdom of Heaven and Hide & Seek. Fiscal 2005 included the worldwide home entertainment release of The Day After Tomorrow, I, Robot, Alien vs. Predator, Garfield, Dodgeball, Man on Fire, Napoleon Dynamite, the Star Wars Trilogy and the distribution fees earned for The Passion of the Christ. The film home entertainment decreases were slightly offset by home entertainment revenue from television titles, including Family Guy and 24. Home entertainment revenues generated from the sale and distribution of film and television titles in fiscal 2006 were 76% and 24%, respectively, of total home entertainment revenues.

Operating income at the Filmed Entertainment segment for fiscal 2006 increased $34 million, or 3%, as compared to fiscal 2005. This improvement was due to the revenue changes noted above and lower home entertainment marketing and manufacturing costs, partially offset by higher theatrical marketing costs directly associated with the increased number of releases.

Television (21% and 22% of the Company’s consolidated revenues in fiscal 2006 and 2005, respectively)

For the fiscal year ended June 30, 2006, Television segment revenue was consistent with fiscal 2005. The Television segment reported an increase in Operating income for the fiscal year ended June 30, 2006 of $80 million, or 8%, from fiscal 2005.

Revenues at the Company’s U.S. television operations decreased 1% for the fiscal year ended June 30, 2006 as compared to fiscal 2005. The decrease was primarily due to the broadcast of the Super Bowl and Daytona 500 in fiscal 2005, with no comparable events in fiscal 2006. Partially offsetting these decreases is an increase in primetime net advertising revenue as a result of higher primetime ratings, pricing and continued growth in local news programming versus fiscal 2005. Operating income at the Company’s U.S. television operations for the fiscal year ended June 30, 2006 increased approximately 11% from fiscal 2005. The increase was mainly due to the absence of programming costs for the Super Bowl and Daytona 500 that were broadcast in fiscal 2005, partially offset by the decreased revenues noted above and by higher programming costs for returning shows, local news expansions, music license fees and new sports programming on the UPN affiliated stations.

Revenues for the fiscal year ended June 30, 2006 at the Company’s international television operations increased over fiscal 2005. The increase was primarily driven by higher advertising and subscription revenues. Operating income for the Company’s international television operations increased for the fiscal year ended June 30, 2006 over fiscal 2005, primarily driven by increased revenues, as noted above, which were partially offset by increased programming costs associated with the launch of new programming.

Cable Network Programming (13% and 11% of the Company’s consolidated revenues in fiscal 2006 and 2005, respectively)

For the fiscal year ended June 30, 2006, revenues for the Cable Network Programming segment increased $670 million, or 25%, as compared to fiscal 2005. For fiscal 2006, Fox News, FX and the RSNs revenues increased 13%, 14% and 30%, respectively, from fiscal 2005.

Fox News’ advertising revenues increased 5% for the fiscal year ended June 30, 2006 from fiscal 2005, primarily driven by higher pricing and higher volume. Net affiliate revenue increased 7% for the fiscal year ended June 30, 2006, as a result of increases in subscribers and average rates per subscriber from fiscal 2005. As of June 30, 2006, Fox News reached approximately 89 million Nielsen households.

FX’s advertising revenues increased 14% for the fiscal year ended June 30, 2006 as compared to fiscal 2005. The increase was driven by higher pricing and higher ratings as compared to fiscal 2005. For the fiscal year ended June 30, 2006, net affiliate revenue increased 15% as compared to fiscal 2005, reflecting an increase in average rates per subscriber and DBS subscribers. As of June 30, 2006, FX reached approximately 89 million Nielsen households.

The RSNs’ advertising revenues increased 21% for the fiscal year ended June 30, 2006 as compared to fiscal 2005. The increase was primarily due to the acquisition of the Florida and Ohio RSNs in April 2005. Also contributing to the increase in revenue was the resumption of NHL games in the second quarter of fiscal 2006 after the cancellation of the 2004-05 NHL season. In addition, there was an increase in overall advertising pricing in fiscal 2006 as compared to fiscal 2005. Affiliate revenues increased 33% for the fiscal year ended June 30, 2006 as compared to fiscal 2005. This increase was primarily due to the consolidation of the Florida and Ohio RSNs, the absence of fiscal 2005 allowances related to the cancellation of the 2004-05 NHL season, an increase in DBS subscribers and higher average rates per subscriber.

The Cable Network Programming segment Operating income increased $162 million, or 23%, for the fiscal year ended June 30, 2006, as compared to fiscal 2005. This improvement was primarily driven by the revenue increases noted above, partially offset by higher programming expenses. Programming expenses increased primarily due to the consolidation of the Florida and Ohio RSNs and Fox Sports Net in April 2005 and the programming costs associated with the resumption of NHL games after the cancellation of the 2004-05 season. Also contributing to this increase were newly acquired series and more original programming at FX. In addition, marketing expenses increased at FX due to increased promotion costs for its new original series, as well as returning shows in fiscal 2006.

Direct Broadcast Satellite Television (10% of the Company’s consolidated revenues in fiscal 2006 and 2005, respectively)

For the fiscal year ended June 30, 2006, SKY Italia revenues increased $229 million, or 10%, as compared to fiscal 2005. This revenue growth was primarily driven by an increase in subscribers over fiscal 2005. During fiscal 2006, SKY Italia added approximately 513,000 net subscribers, which resulted in SKY Italia’s subscriber base totaling more than 3.8 million at June 30, 2006. The total churn for the fiscal year ended June 30, 2006 was approximately 314,000 on an average subscriber base of 3.6 million, as compared to churn of approximately 270,000 subscribers on an average subscriber base of 3.0 million in fiscal 2005. Subscriber churn for the period represents the number of SKY Italia subscribers whose service was disconnected during the period.

Average revenue per subscriber (“ARPU”) for the fiscal year ended June 30, 2006 was over €44. The ARPU for the fiscal year ended June 30, 2006 improved slightly over fiscal 2005 primarily due to a nearly €2 price increase during the second quarter of fiscal 2006, which was partially offset by price promotions. SKY Italia calculates ARPU by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue for the period. Average subscribers are calculated for the respective periods by adding the beginning and ending subscribers for the period and dividing by two.

Subscriber acquisition costs per subscriber (“SAC”) of approximately €260 in fiscal 2006 increased over fiscal 2005 due to changes in the consumer offer that reflected lower upfront activation fees and increased advertising and marketing costs on a per gross addition basis, although fiscal 2006 marketing and advertising costs on an aggregate basis remained relatively flat as compared to fiscal 2005. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross SKY Italia subscribers during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly by SKY Italia to subscribers and the costs related to installation and acquisition advertising, net of any upfront activation fee. SKY Italia excludes the value of equipment capitalized under SKY Italia’s equipment lease program, as well as payments and the value of returned equipment related to disconnected lease program subscribers from subscriber acquisition costs.

During the fiscal year ended June 30, 2006, the strengthening of the U.S. dollar resulted in decreases of approximately 4% in both revenues and operating income as compared to fiscal 2005.

For the fiscal year ended June 30, 2006, Operating results at SKY Italia improved by $212 million as compared to fiscal 2005. The improvement was primarily due to the revenue increases noted above, partially offset by increased programming costs associated with the larger subscriber base, as well as higher spending primarily due to the broadcast of additional movie titles and new entertainment channels on the basic programming tier.

Magazines and Inserts (4% of the Company’s consolidated revenues in fiscal 2006 and 2005, respectively)

For the fiscal year ended June 30, 2006, revenues at the Magazines and Inserts segment increased $22 million, or 2%, as compared to fiscal 2005. The increase in fiscal 2006 primarily resulted from an increase in sales of the Company’s in-store marketing products due to higher demand in supermarkets, partially offset by lower rates for the publication of free standing inserts.

Operating income for the fiscal year ended June 30, 2006 increased $9 million, or 3%, as compared to fiscal 2005. The increase was primarily due to volume increases for in-store marketing products, partially offset by the lower rates for the publication of free standing inserts, as noted above.

Newspapers (16% and 17% of the Company’s consolidated revenues in fiscal years 2006 and 2005, respectively)

The Newspapers segment revenues were relatively flat as compared to fiscal 2005. Operating income decreased $223 million, or 30%, for the fiscal year ended June 30, 2006 as compared to fiscal 2005. During the fiscal year ended June 30, 2006, the strengthening of the U.S. dollar resulted in decreases of approximately 2% in both revenues and operating income as compared to fiscal 2005.

For the fiscal year ended June 30, 2006, the U.K. newspapers’ revenues decreased 7% as compared to fiscal 2005. The U.K. newspapers’ advertising revenues decreased from fiscal 2005 as a result of a general weakness in the U.K. advertising market. Advertising revenues were affected by lower mono display and lower classified revenues across all titles. Revenues also decreased due to the absence of revenue from TSL Education Ltd., which the Company sold in October 2005. The decrease was partially offset by higher color display revenue on The Sun, The Times and The Sunday Times and increased circulation revenues due to cover price increases across all titles and higher net circulation on The Times as a result of promotional activities and strong editorial content.

U.K. newspapers’ Operating income decreased 70% for the fiscal year ended June 30, 2006 as compared to fiscal 2005. This decrease was primarily due to a redundancy provision of $109 million recorded in fiscal 2006 for certain U.K. production employees as a result of the Company committing to a reduction in workforce expected to occur in fiscal 2007 and 2008. In addition, higher depreciation expense and other costs associated with the development of the new printing plants in the United Kingdom also contributed to this decrease. The Company expects annualized personnel cost savings of approximately $65 million when the U.K. workforce reduction is completed. Also contributing to this decrease in operating income was the lower advertising revenue noted above, the absence of the TSL Education Ltd. division noted above, increased costs associated with employees and increased newsprint costs.

For the fiscal year ended June 30, 2006, the Australian newspapers’ revenues increased 9%, as compared to fiscal 2005, mainly due to the consolidation of the results of QPL beginning in November 2004. Also contributing to this increase were improved display and classified advertising revenues, along with the impact of cover price increases at the major weekend newspapers. The increase in Operating income of 8% for the fiscal year ended June 30, 2006 as compared to fiscal 2005, was primarily attributable to the consolidation of QPL beginning in November 2004.

Book Publishing (5% and 6% of the Company’s consolidated revenues in fiscal years 2006 and 2005, respectively)

For the fiscal year ended June 30, 2006, revenues at the Book Publishing segment decreased by $15 million, or 1%, from fiscal 2005 as fiscal 2005 included the effect of significant sales of The Purpose Driven Life. During the fiscal year ended June 30, 2006, HarperCollins had 109 titles on The New York Times Bestseller List with 14 titles reaching the number one position. Notable bestsellers during fiscal 2006 included: Marley and Me by John Grogan, Freakonomics by Steven D. Levitt and Stephen J. Dubner, The Purpose Driven Life by Rick Warren, YOU: The Owner’s Manual by Michael F. Roizen and Mehmet C. Oz, M.D. and The Chronicles of Narnia by C. S. Lewis.

Operating income for the Book Publishing segment for the fiscal year ended June 30, 2006 increased by $3 million or 2% from fiscal 2005. The increase in Operating income was primarily due to higher level of more profitable backlist sales in the General Books group, when compared to the corresponding period of fiscal 2005.

Other (6% and 5% of the Company’s consolidated revenues in fiscal 2006 and 2005, respectively)

For the fiscal year ended June 30, 2006, revenues at the Other segment increased $274 million, or 24%, as compared to fiscal 2005. The increase was primarily driven by incremental revenues from the FIM acquisitions. The Operating loss at the Other segment decreased $27 million, or 15%, for the fiscal year ended June 30, 2006 as compared to fiscal 2005, primarily as a result of fiscal 2005 results including reorganization costs in connection with the Reorganization partially offset by the inclusion of the fiscal 2006 FIM operating losses, principally resulting from employee retention expenses and amortization of purchased intangible assets.

Results of Operations—Fiscal 2005 versus Fiscal 2004

The following table sets forth the Company’s operating results for fiscal 2005 as compared to fiscal 2004.

	For the years ended June 30,
	2005	2004	Change	% Change
	($ millions)
Revenues	$23,859	$20,802	$3,057	15%
Expenses:
Operating	$15,901	$13,942	$1,959	14%
Selling, general and administrative	3,697	3,364	333	10%
Depreciation and amortization	648	565	83	15%
Other operating charges	49	—	49	**

Total operating income	$3,564	$2,931	$633	22%

Interest expense, net	$(536)	$(532)	$(4)	1%
Equity earnings of affiliates	355	170	185	**
Other, net	178	186	(8)	(4)%

Income before income tax expense and minority interest in subsidiaries	$3,561	$2,755	$806	29%
Income tax expense	(1,220)	(1,014)	(206)	20%
Minority interest in subsidiaries, net of tax	(213)	(208)	(5)	2%

Net income	$2,128	$1,533	$595	39%

Diluted earnings per share from continuing operations (1)	$0.69	$0.54	0.15	28%

**	not meaningful
(1)	Represents earnings per share based on the total weighted average shares outstanding (Class A Common Stock and Class B Common Stock combined) for the fiscal years ended June 30, 2005 and 2004. Class A Common Stock carry rights to a greater dividend than Class B Common Stock through fiscal 2007. As such, net income available to the Company’s stockholders is allocated between the Class A Common Stock and Class B Common Stock.

Overview—For the fiscal year ended June 30, 2005, the Company’s revenues increased $3,057 million from $20,802 million for the fiscal year ended June 30, 2004 to $23,859 million. This 15% increase was primarily due to revenue increases at the Filmed Entertainment, Newspaper, Direct Broadcast Satellite Television, Television and Cable Network Programming segments. Operating expenses increased approximately 14% for the fiscal year ended June 30, 2005 from fiscal 2004, primarily due to increased theatrical releasing costs, home entertainment marketing and manufacturing costs and amortization of production and participation costs at the Filmed Entertainment segment and increased sports programming and entertainment programming costs at the Television, Cable Network Programming and Direct Broadcast Satellite Television segments. Selling, general and administrative expenses increased approximately 10% from fiscal 2004 primarily due to increased subscriber acquisition costs at SKY Italia and increased employee costs in support of the Company’s growing businesses. Depreciation and amortization increased approximately 15% primarily due to accelerated depreciation recognized on printing plant assets in the United Kingdom and amortization on the intangible assets acquired in the FEG acquisition. In fiscal 2005, the Company also recognized Other operating charges of $49 million in relation to the Reorganization. For the fiscal year ended June 30, 2005, Operating income increased $633 million to $3,564 million from fiscal 2004. These increases were primarily due to improved revenue increases noted above.

Interest expense, net—Interest expense increased $4 million from fiscal 2004 due primarily to interest on the Company’s issuance of $1.75 billion in Senior Notes in December 2004 partially offset by increased interest income on higher cash balances.

Equity earnings of affiliates—Equity earnings of affiliates of $355 million for the fiscal year ended June 30, 2005 increased $185 million from $170 million for the fiscal year ended June 30, 2004, primarily due to increased contributions from British Sky Broadcasting Group plc (“BSkyB”) and the comparatively favorable impact from foreign currency fluctuations reported by the Latin American DBS platforms, partially offset by increased losses at DIRECTV.

	For the years ended June 30,
	2005	2004	Change	% Change
	($ millions)
The Company’s share of equity earnings (losses) of affiliates principally consists of:
British Sky Broadcasting Group plc	$374	$265	$109	41%
The DIRECTV Group, Inc.	(186)	(57)	(129)	**
Sky Brasil	49	(37)	86	**
Innova	27	(10)	37	**
Other DBS equity affiliates	5	(33)	38	**
Cable channel equity affiliates	46	67	(21)	(31)%
Other equity affiliates	40	(25)	65	**

Total Equity earnings (losses) of affiliates	$355	$170	$185	**

**	not meaningful

The Company’s share of DIRECTV’s losses for the fiscal year ended June 30, 2005 was $186 million and includes the Company’s share of DIRECTV’s increased loss from its sale of PanAmSat resulting from a reduction in the sales proceeds and the Company’s portion of the SPACEWAY program impairment.

The Company’s DIRECTV purchase price allocation reflected the fair value of the PanAmSat, SPACEWAY and Hughes Network Systems, Inc. assets at the date of acquisition, which approximate DIRECTV’s revised carrying amounts. As such, portions of the impacts of the preceding items were recognized by the Company through its purchase price allocation, and were appropriately excluded from its share of DIRECTV losses for fiscal 2005. The resulting excess has been allocated to finite-lived intangibles, which are being amortized over lives ranging from six to 20 years, and to certain indefinite-lived intangibles and goodwill, which are not subject to amortization in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

Other, net—

	Footnote reference	For the years ended June 30,
		2005	2004
		(in millions)
Loss on sale of Regional Programming Partners	3	$(85)	$—
Loss on sale of Sky Multi-Country Partners	6	(55)	—
Gain on sale of Rogers Sportsnet	6	39
Gain on sale of Sky PerfecTV!	6	—	105
Monarchy dividend (a)		—	52
World Trade Center insurance settlement		—	26
Change in fair value of Exchangeable securities (b)	10	246	18
Other		33	(15)

Total Other, net		$178	$186

(a)	During fiscal 2004, the Company received a special dividend from Monarchy Enterprises Holdings B.V., a cost based investment. The portion of the dividend representing a distribution of the Company’s share of cumulative earnings of the investee of $52 million is reflected as Other, net while the balance was a return of capital.
(b)	The Company has certain outstanding exchangeable debt securities which contain embedded derivatives. Pursuant to SFAS No. 133, these embedded derivatives are not designated as hedges and, as such, changes in their fair value are recognized in Other, net.

Income tax expense—The effective tax rate for the fiscal year ended June 30, 2005 is 34% as compared to the effective tax rate of 37% for fiscal 2004. The effective tax rate for the fiscal year ended June 30, 2005 was lower than the U.S. statutory rate primarily due to the resolution of foreign income tax audits during fiscal 2005. Excluding this tax benefit, the effective tax rate was 38% for the fiscal year ended June 30, 2005 and was higher than the U.S. statutory rate primarily due to state and foreign income taxes.

Net income—For the fiscal year ended June 30, 2005, the Company reported net income of $2,128 million as compared to $1,533 million for the fiscal year ended June 30, 2004. This increase was primarily due to the operating income increase noted above.

Segment Analysis:

The following table sets forth the Company’s revenues and operating income by segment, for fiscal 2005 as compared to fiscal 2004.

	For the years ended June 30,
	2005	2004	Change	% Change
	($ millions)
Revenues:
Filmed Entertainment	$5,919	$5,187	$732	14%
Television	5,338	5,027	311	6%
Cable Network Programming	2,688	2,409	279	12%
Direct Broadcast Satellite Television	2,313	1,665	648	39%
Magazines and Inserts	1,068	979	89	9%
Newspapers	4,083	3,425	658	19%
Book Publishing	1,327	1,276	51	4%
Other	1,123	834	289	35%

Total revenues	$23,859	$20,802	$3,057	15%

Operating income (loss):
Filmed Entertainment	$1,058	$905	$153	17%
Television	952	950	2	—
Cable Network Programming	702	488	214	44%
Direct Broadcast Satellite Television	(173)	(277)	104	(38)%
Magazines and Inserts	298	271	27	10%
Newspapers	740	565	175	31%
Book Publishing	164	157	7	4%
Other	(177)	(128)	(49)	38%

Total operating income	$3,564	$2,931	$633	22%

Filmed Entertainment (25% of the Company’s consolidated revenues in fiscal 2005 and 2004, respectively)

For the fiscal year ended June 30, 2005, revenues at the Filmed Entertainment segment increased from $5,187 million to $5,919 million, or 14%. This increase was primarily due to higher worldwide home entertainment revenues and worldwide theatrical revenues. Higher home entertainment revenues reflect the strong worldwide performances of The Day After Tomorrow, Garfield, Dodgeball, Alien vs. Predator, I, Robot, the Star Wars Trilogy, and the distribution fees earned for The Passion of the Christ. In addition, television titles such as 24, The Simpsons and Family Guy also contributed to this increase. The Company’s DVD revenues rose approximately 32% for the fiscal year ended June 30, 2005 over fiscal 2004, with 81% and 19% of DVD revenues generated from the sale and distribution of film titles and television titles, respectively. The theatrical revenue increase was driven by several strong worldwide theatrical releases, including I, Robot, Alien vs. Predator, Robots, Hide & Seek, Sideways, and Kingdom of Heaven, as well as continued contributions from fiscal 2004 releases, including Dodgeball, Garfield and The Day After Tomorrow. Fiscal 2004 included the theatrical releases League of Extraordinary Gentlemen, Cheaper by the Dozen, Master and Commander: The Far Side of the World, 28 Days Later, Man on Fire, The Day After Tomorrow, Garfield, and Dodgeball.

For the fiscal year ended June 30, 2005, the Filmed Entertainment segment reported Operating income of $1,058 million as compared to $905 million in fiscal 2004. This improvement was due to the revenue increases noted above, as well as the distribution fees earned for Star Wars Episode III: Revenge of the Sith and Mr. and Mrs. Smith, partially offset by increased theatrical releasing costs, home entertainment marketing and manufacturing costs, amortization of production and participation costs directly associated with the increase in revenues noted above and the disappointing theatrical release of Flight of the Phoenix.

Television (22% and 24% of the Company’s consolidated revenues in fiscal years 2005 and 2004, respectively)

The Television segment reported revenue of $5,338 million for the fiscal year ended June 30, 2005 as compared to $5,027 million in fiscal 2004. Operating income at the Television segment was $952 million as compared to $950 million in fiscal 2004.

Revenues for the fiscal year ended June 30, 2005 at the Company’s U.S. television operations increased approximately 6% from fiscal 2004. The Company experienced increased advertising revenues from the telecast of the Super Bowl and Daytona 500, which were not telecast on FOX in fiscal 2004 and higher pricing for NFL regular season and prime time broadcasts. This increase was partially offset by a decrease in prime time ratings as compared to fiscal 2004, advertising weakness in the U.S. markets, as well as the adverse impact of the transition to LPMs on ratings. Operating income for the fiscal year ended June 30, 2005 at the Company’s U.S. television operations decreased approximately 7% as compared to fiscal 2004. This is due primarily to increased sports programming costs for the Super Bowl and Daytona 500 and increased entertainment program costs for returning series. Partially offsetting this increase in Operating loss are lower advertising expenses, lower priced renewals of expired syndicated product and lower music license fees.

Revenues and operating income for the fiscal year ended June 30, 2005 at the Company’s international television operations increased from fiscal 2004. These increases were primarily driven by increased advertising revenues due to growth in India and increased subscription revenues due to the launch of new channels in India.

Cable Network Programming (11% and 12% of the Company’s consolidated revenues in fiscal 2005 and 2004, respectively)

Total revenues for the Cable Network Programming segment increased by $279 million or approximately 12% from $2,409 million to $2,688 million for the fiscal year ended June 30, 2005. This increase reflected improved results across all of the Cable Network Programming channels. Fox News, FX and the RSN’s revenues increased 20%, 18% and 9%, respectively, over fiscal 2004.

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

At the RSNs, net affiliate revenue increased 11% over fiscal 2004 primarily due to an increase in DBS subscribers and higher average rates per subscriber, net of allowances related to the cancellation of the 2004-05 NHL season, as well as the additional revenue from the consolidation of the RSNs in Florida and Ohio in April 2005. Advertising revenues increased 3% due to the consolidation of RSNs in Florida and Ohio in April 2005, which more than offset the negative impact from the absence of NHL telecasts as a result of the cancellation of the NHL season.

The Cable Network Programming segment reported operating income of $702 million, an increase of $214 million over fiscal 2004. This improvement was primarily driven by the revenue increases noted above, as well as lower programming costs at the RSNs due to the NHL season cancellation and the absence of losses from the Los Angeles Dodgers (“Dodgers”) due to its sale in fiscal 2004. Partially offsetting these improvements were higher programming expenses for original series and movies at FX, higher programming and news gathering costs at Fox News and for additional MLB and NBA events at the RSNs.

Direct Broadcast Satellite Television (10% and 8% of the Company’s consolidated revenues in fiscal 2005 and 2004, respectively)

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

Also contributing to revenue growth during the fiscal year ended June 30, 2005 was an increase in ARPU from approximately €42 in fiscal 2004 to approximately €44 in fiscal 2005. This increase was driven by subscribers opting for more premium programming.

SAC increased from €204 in fiscal 2004 to €243 in fiscal 2005 primarily due to the Company’s free installation program implemented in fiscal 2005.

For the fiscal year ended June 30, 2005, the operating loss at SKY Italia of $173 million improved by 38% as compared to the loss of $277 million in fiscal 2004. The revenue growth was partially offset by increased programming spending primarily due to the broadcast of additional soccer matches and movie titles, as well as the addition of ten new entertainment and news channels on the basic programming tier. Additionally, the Company incurred costs associated with the one-time swap-out of set-top boxes which were using outdated encryption software. In fiscal 2005, the weakening of the U.S. dollar against the Euro resulted in approximately 6% of the increase in revenue and operating loss as compared to fiscal 2004.

Magazines and Inserts (4% and 5% of the Company’s consolidated revenues in fiscal 2005 and 2004, respectively)

For the fiscal year ended June 30, 2005, revenues at the Magazines and Inserts segment increased $89 million to $1,068 million from $979 million in fiscal 2004. This was primarily the result of higher demand for in-store advertising products in supermarkets in the United States. Operating income increased to $298 million in fiscal 2005 from $271 million in fiscal 2004. This increase is primarily due to the revenue increases noted above.

Newspapers (17% and 16% of the Company’s consolidated revenues in fiscal 2005 and 2004, respectively)

The Newspapers segment reported revenue of $4,083 million for the fiscal year ended June 30, 2005 as compared to $3,425 million in fiscal 2004. For the fiscal year ended June 30, 2005, Operating income at the Newspapers segment was $740 million, an increase of 31% from $565 million in fiscal 2004 resulting from increases at the Company’s Australian operations and a recovery related to the refurbishment of its U.S. printing plant, partially offset by decreases at the Company’s U.K. operations.

For the fiscal year ended June 30, 2005, U.K. newspapers’ revenues increased approximately 11% primarily due to increased circulation and advertising revenues and the weakening of the U.S. dollar against the British pound sterling. Circulation revenue increased over the corresponding period of fiscal 2004 due to the national rollout of the compact product at The Times, as well as cover price increase on the Company’s other U.K. national papers. This increase in circulation revenue was partly offset by lower net circulation at The Sun, The Sunday Times and The News of the World. Advertising revenue was higher due to increases at the Company’s U.K. national newspapers primarily due to a higher volume on color advertisements and increased commercial inserts. This increase in advertising revenue was partially offset by a decrease at The Times due to lower volumes and prices. Operating income decreased for the fiscal year ended June 30, 2005 as compared to fiscal 2004. This decrease is primarily due to increased depreciation and other costs associated with the development of new printing plants in the United Kingdom. Also contributing to the decrease in Operating income are increased operating costs resulting from increased production, increased pagination and higher newsprint costs. These additional costs were partly offset by lower promotion costs in fiscal 2005, as well as the weakening of the U.S.

dollar against the British pound sterling. During the fiscal year ended June 30, 2005, the weakening of the U.S. dollar against the British pound sterling resulted in approximately 7% increases to both revenues and Operating income as compared to fiscal 2004.

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

Book Publishing (6% of the Company’s consolidated revenues in fiscal 2005 and 2004, respectively)

HarperCollins recorded revenues of $1,327 million in fiscal 2005, a $51 million, or 4%, increase from revenues of $1,276 million in fiscal 2004. The revenue increase is primarily attributable to strong performances in the General Books, Childrens and United Kingdom divisions including the strong sales of the 11 titles in Lemony Snicket’s A Series of Unfortunate Events. In fiscal 2005, HarperCollins had 103 titles on The New York Times Bestseller List with 15 titles reaching the number one position compared to 97 titles on The New York Times Bestseller List for fiscal 2004. Other notable releases and strong titles in fiscal 2005 included The Purpose Driven Life by Rick Warren, State Of Fear by Michael Crichton, YOU: The Owners Manual by Michael F. Roizen and Mehmet C. Oz, M.D., American Soldier by Tommy Franks, Winning by Jack Welch, and Freakonomics by Steven Levitt and Stephen Dunbar. Operating income was $164 million in fiscal 2005, an increase of 4% from fiscal 2004 due to the revenue increases noted above.

Other (5% and 4% of the Company’s consolidated revenues in fiscal 2005 and 2004, respectively)

For the fiscal year ended June 30, 2005, revenues at the Other segment increased from $834 million for fiscal 2004 to $1,123 million. Included in this increase were higher revenues at NDS and GCC. The increase in NDS’ revenues was due to increased smartcard shipments, as well as an increase in total authorized smartcards in use as compared to fiscal 2004. The increase in GCC’s revenues was due to the International Cricket Council Champions Trophy 2004 that was held in September 2004 with no comparable event in fiscal 2004. For the fiscal year ended June 30, 2005, the Other segment reported Operating losses of $177 million as compared to $128 million in fiscal 2004. The increased loss was due to costs related to the Reorganization and increased research and development costs at NDS, partially offset by the revenue increases noted above.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds; however, the Company has access to the worldwide capital markets, a $1.75 billion Revolving Credit Facility and various film financing alternatives to supplement its cash flows. The availability under the Revolving Credit Facility as of June 30, 2006 was reduced by letters of credit issued which totaled approximately $180 million. Also, as of June 30, 2006, the Company had consolidated cash and cash equivalents of approximately $5.8 billion. The Company believes that cash flows from operations will be adequate for the Company to conduct its operations. The Company’s internally generated funds are highly dependent upon the state of the advertising market and public acceptance of film and television products. Any significant decline in the advertising market or the performance of the Company’s films could adversely impact its cash flows from operations which could require the Company to seek other sources of funds including proceeds from the sale of certain assets or other alternative sources.

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

Sources and Uses of Cash—Fiscal 2006 vs. Fiscal 2005

Net cash provided by operating activities for the fiscal years ended June 30, 2006 and 2005 is as follows (in millions):

Years Ended June 30,	2006	2005
Net cash provided by operating activities	$3,257	$3,371

The decrease in net cash provided by operating activities primarily reflects lower cash collections from worldwide home entertainment product primarily driven by the decrease in worldwide home entertainment revenues at the Filmed Entertainment segment as compared to fiscal 2005. In addition, also contributing to the decrease was higher sports rights and higher tax payments during fiscal 2006 as compared to fiscal 2005.

Net cash used in investing activities for the fiscal years ended June 30, 2006 and 2005 is as follows (in millions):

Years Ended June 30,	2006	2005
Cash flows used in investing activities:
Property, plant and equipment, net of acquisitions	$(976)	$(901)
Acquisitions, net of cash acquired	(1,989)	(69)
Investments in equity affiliates	(89)	(106)
Proceeds from sale of investments and other non-current assets	412	800
Proceeds from disposition of discontinued operations	610	—
Other investments	(28)	(27)

Net cash used in investing activities	$(2,060)	$(303)

Cash used in investing activities during fiscal 2006 was higher than the cash used in investing activities during fiscal 2005. The increase is primarily due to the acquisitions of Intermix Media, Inc., IGN Entertainment, Inc. and a regional cable sports channel during fiscal 2006. The cash used in investing activities during fiscal 2006 was partially offset by proceeds received from the disposition of discontinued operations as the Company sold its TSL Education Ltd. division for approximately $395 million in cash consideration in October 2005 and its Sky Radio Limited division for approximately $215 million in cash consideration in April 2006. Proceeds from the sale of investments and non-current assets primarily represent cash received for the sale of Innova and China Netcom during fiscal 2006 and cash received in advance on the sale of Sky Brasil to DIRECTV and the sale of other non-strategic investments during fiscal 2005.

The Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

Net cash provided by financing activities for the fiscal years ended June 30, 2006 and 2005 is as follows (in millions):

Years Ended June 30,	2006	2005
Cash flows used in financing activities:
Borrowings	$1,159	$1,841
Repayment of borrowings	(865)	(2,110)
Issuances of shares	232	88
Repurchase of shares	(2,027)	(535)
Dividends paid	(431)	(240)
Cash on deposit	—	275

Net cash used in financing activities	$(1,932)	$(681)

Net cash used in financing activities during fiscal 2006 increased from net cash used in financing activities in fiscal 2005 primarily due to the stock repurchase program. The increase was partially offset by an increase in borrowings net of repayments during fiscal 2006, as compared to fiscal 2005.

The total dividends declared related to fiscal 2006 results were $0.12 per share of Class A Common Stock and $0.10 per share of Class B Common Stock. In August 2006, the Company declared the final dividend on fiscal 2006 results of $0.06 per share for Class A Common Stock and $0.05 per share for Class B Common Stock. This together with the interim dividend of $0.06 per share of Class A Common Stock and a dividend of $0.05 per share of Class B Common Stock constitute the total dividend relating to fiscal 2005.

Based on the number of shares outstanding as of June 30, 2006 the total aggregate cash dividends expected to be paid to shareholders in fiscal 2007 is approximately $353 million.

Sources and Uses of Cash—Fiscal 2005 vs. Fiscal 2004

Net cash provided by operating activities for the fiscal years ended June 30, 2005 and 2004 is as follows (in millions):

Years Ended June 30,	2005	2004
Net cash provided by operating activities	$3,371	$2,395

The increase in net cash provided by operating activities reflects higher operating results and resulting cash collections primarily from increased sale of home entertainment product and lower cash spent on the production of feature films at the Filmed Entertainment segment during the fiscal year ended June 30, 2005. These increases were offset by higher sports rights and film participation payments and higher interest due to an increase in total borrowings. The higher sports rights payments reflects contractually scheduled increases on the Company’s national and international sports contracts, as well as the renewal of several sports teams’ local rights agreements.

Net cash used in investing activities for the fiscal years ended June 30, 2005 and 2004 is as follows (in millions):

Years Ended June 30,	2005	2004
Cash flows (used in) provided by investing activities:
Purchases of property, plant and equipment	$(901)	$(361)
Acquisitions, net of cash acquired	(69)	(202)
Investments in associated entities, net	(106)	(3,237)
Proceeds from sale of investments and non-current assets	800	869
Other	(27)	(91)

Net cash used in investing activities	$(303)	$(3,022)

Cash used in investing activities during fiscal 2005 was lower than fiscal 2004 due to the Company’s purchase of a 34% investment in DIRECTV for approximately $6.8 billion of which $3.1 billion represented the cash consideration in fiscal 2004. Property, plant and equipment acquired primarily represents cash used for the purchase of equipment that is rented to customers at the Direct Broadcast Satellite Television segment and cash used by the Newspaper segment in connection with the investment in new printing presses as discussed below. Proceeds from the sale of non-current assets primarily represent cash received in advance on the sale of Sky Brasil to DIRECTV and the sale of other non-strategic investments during fiscal 2005 and cash received on the sale of SKY PerfectTV! during fiscal 2004.

Net cash provided by financing activities for the fiscal years ended June 30, 2005 and 2004 is as follows (in millions):

Years Ended June 30,	2005	2004
Cash flows (used in) provided by financing activities:
Borrowings	$1,841	$548
Repayment of borrowings	(2,110)	(943)
Issuances of shares	88	580
Repurchase of shares	(535)	—
Dividends paid	(240)	(202)
Cash on deposit	275	162

Net cash (used in) provided by financing activities	$(681)	$145

Net cash used in financing activities during fiscal 2005 changed from net cash provided by financing activities in the corresponding period of fiscal 2004 primarily due to the implementation of the stock repurchase program in fiscal 2005 and the absence of the stock offering that occurred in fiscal 2004. The borrowing repayments during fiscal 2005 included the retirement of debt assumed in the acquisition of the Cruden Group of companies, the Eurobonds, the perpetual preference shares and the film financing facility. (See Notes 3 and 9 to the accompanying Consolidated Financial Statements of News Corporation for further detail.) In fiscal 2005, the Company issued $1.75 billion in Senior Notes which offset the repayments noted above. The cash received for the issuance of shares was due to stock options exercised by employees. Included in this amount was approximately $12 million for options issued over NDS shares.

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

Issuances of Shares

Transaction	Approximate amount of issuance	Number of Class A shares	Number of Class B shares
	(in millions)
Fiscal 2006
Intermix Media, Inc. (a) (b)	$550	35	—
Queensland Press (a)	$33	2	—

Fiscal 2005
Fox Entertainment Group (a)	$14,293	1,988	—
Queensland Press (a)	$6,359	61	308

Fiscal 2004
DIRECTV (c)	$3,728	261	—
Liberty Media (d)	$500	47	—
(a)	See Note 3 to the Consolidated Financial Statements of News Corporation.

(b)	Issued in an intercompany restructuring and considered treasury shares. Therefore, the issuance had no impact on the Company’s outstanding shares.
(c)	See Note 6 to the Consolidated Financial Statements of News Corporation for information with respect to the DIRECTV transaction.
(d)	See Note 14 to the Consolidated Financial Statements of News Corporation for information with respect to the Liberty Media transaction.

Debt Instruments and Guarantees

Debt Instruments(1)

	Years ended June 30,
	2006	2005	2004
	(in millions)
Borrowings
Notes due 2035	$1,133	$—	$—
Notes due 2034	—	995	—
Notes due 2014	—	748	—
New Millenium II	—	—	479
All other	26	98	69

Total borrowings	$1,159	$1,841	$548

Repayments of borrowings
Liquid Yield Option™ Notes	$831	$—	$—
New Millenium II	—	659	556
Cruden Group assumed debt	—	654	—
Preferred Perpetual Shares	—	345
MOPRSSM	—	—	150
Eurobond	—	—	128
All other	34	452	109

Total repayment of borrowings	$865	$2,110	$943

(1)	See Note 9 Borrowings to the Consolidated Financial Statements of News Corporation for information with respect to borrowings.

LYONs

In February 2001, the Company issued Liquid Yield Option™ Notes (“LYONs”) which pay no interest and have an aggregate principal amount at maturity of $1,515 million representing a yield of 3.5% per annum on the issue price. The holders may exchange the notes at any time into Class A Common Stock or, at the option of the Company, the cash equivalent thereof at a fixed exchange rate of 24.2966 shares of Class A Common Stock per $1,000 note. The LYONs are redeemable at the option of the holders on February 28, 2011 and February 28, 2016 at a price of $706.82 and $840.73, respectively. The Company, at its election, may satisfy the redemption amounts in cash, Class A Common Stock or any combination thereof. The Company can redeem the notes in cash at any time on or after February 28, 2006 at specified redemption amounts.

On February 28, 2006, 92% of the LYONs were redeemed for cash at the specified redemption amount of $594.25 per LYON. Accordingly, the Company paid an aggregate of approximately $831 million to the holders of the LYONs that had exercised this redemption option. The pro-rata portion of unamortized deferred financing costs relating to the redeemed LYONs approximating $13 million was recognized and included in Other, net in the consolidated statement of operations for the fiscal year ended June 30, 2006.

Ratings of the Public Debt

The table below summarizes the Company’s credit ratings as of June 30, 2006.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa 2	Stable
S&P	BBB	Stable

Revolving Credit Agreement

On June 27, 2003, News America Incorporated (“NAI”), a subsidiary of the Company, entered into a new $1.75 billion Five Year Credit Agreement (the “Credit Agreement”) with Citibank N.A., as administrative agent, JP Morgan Chase Bank, as syndication agent, and the lenders named therein. News Corporation, FEG Holdings, Inc., Fox Entertainment Group, Inc., News America Marketing FSI, Inc., News Publishing Australia Limited and News Australia Holdings Pty Limited are guarantors (the “Guarantors”) under the Credit Agreement. The Credit Agreement provides a $1.75 billion revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit, and expires on June 30, 2008. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the Credit Agreement include the requirement that the Company maintain specific gearing and interest coverage ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.15% regardless of facility usage. The Company pays interest of a margin over LIBOR for borrowings and a letter of credit fee of 0.60%. The Company pays additional fees of 0.125% if borrowings under the facility exceed 25% of the committed facility. The interest and fees are based on the Company’s current debt rating. At June 30, 2006, letters of credit representing approximately $180 million were issued under the Credit Agreement.

Commitments and Guarantees

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2006.

	As of June 30, 2006
	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Contracts for Capital Expenditure
Land and buildings	$256	$227	$29	$—	$—
Plant and machinery	557	360	197	—	—
Operating leases (a)
Land and buildings	3,039	232	425	363	2,019
Plant and machinery	997	202	289	163	343
Other commitments
Borrowings	9,855	42	661	188	8,964
Exchangeable securities	1,572	—	—	1,444	128
News America Marketing (b)	464	96	167	104	97
Sports programming rights (c)	12,665	2,795	3,924	3,034	2,912
Entertainment programming rights	4,210	1,521	1,536	764	389
Other commitments and contractual obligations	1,095	521	489	84	1

Total commitments, borrowings and contractual obligations	$34,710	$5,996	$7,717	$6,144	$14,853

The Company also has certain contractual arrangements in relation to certain investees that would require the Company to make payments or provide funding if certain circumstances occur (“contingent guarantees”). The Company does not expect that these contingent guarantees will result in any material amounts being paid by the Company in the foreseeable future. The timing of the amounts presented in the table below reflect when the maximum contingent guarantees will expire and does not indicate that the Company expects to incur an obligation to make payments during that time frame.

	As of June 30, 2006
	Total Amounts Committed	Amount of Guarantees Expiration Per Period
Contingent Guarantees		1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Transponder lease (d)	$321	$26	$53	$53	$189
Star Channel Japan (e)	71	71	—	—	—
Sky Brasil credit agreement (f)	210	—	210	—	—
Other	38	28	10	—	—

	$640	$125	$273	$53	$189

(a)	The Company leases transponders, office facilities, warehouse facilities, equipment and microwave transmitters used to carry broadcast signals. These leases, which are classified as operating leases, expire at certain dates through fiscal 2036. In addition, the Company leases various printing plants, which leases expire at various dates through fiscal 2095.
(b)	News America Marketing (“NAMG”), a leading provider of in-store marketing products and services primarily to consumer packaged goods manufacturers, enters into agreements with retailers to occupy space for the display of point of sale advertising.
(c)	The Company’s current contract with MLB grants the Company rights to telecast certain regular season and all post-season MLB games. The contract began with the 2001 MLB season and ends with the 2006 MLB season. For the duration of the term of its contract with MLB, the Company has sublicensed telecast rights to certain MLB post-season games to The Walt Disney Company, and is entitled to be paid a sublicense fee over the remaining term. The amounts reflected on the above table have not been reduced by the sublicense.

In July 2006, the Company entered into a new seven-year deal with MLB to broadcast various regular season games, one League Championship Series each year and the World Series starting with the 2007 MLB season through the 2013 MLB season. Sports programming rights as of June 30, 2006 do not reflect the new MLB deal.

Under the Company’s contract with the NFL, remaining future minimum payments for program rights to broadcast certain football games are payable over the remaining term of the contract through fiscal 2012.

The Company’s contracts with the NASCAR give the Company rights to broadcast certain races and ancillary content through calendar year 2014.

The Company acquired the exclusive rights to transmit and exploit the broadcast of the 2007 Cricket World Cup and other related events through fiscal 2007. The Company has guaranteed its subsidiaries obligations under this contract and has been granted the first right of refusal and the last right to match the highest bid received for the broadcast rights in their respective territories.

In addition, the Company has certain other local sports broadcasting rights.

(d)	The Company has guaranteed a transponder lease for an associated company operating in Latin America. The guarantee expires in fiscal 2019. The Company has agreed to sell its investment to DIRECTV and upon the closing of the sale, the Company will be released from the transponder lease guarantee (See Note 6 Investments and Note 24 Subsequent Events to the accompanying Consolidated Financial Statements of News Corporation).

(e)	The Company has guaranteed a bank loan facility of $71 million for an affiliate. The facility covers a term loan of $53 million (¥6.1 billion) which matures in June 2007, and an agreement for an overdraft with $18 million (¥2.0 billion) outstanding. The Company would be liable under this guarantee, to the extent of default by the affiliate.
(f)	In August 2004, the Company guaranteed the obligations of Sky Brasil, an equity affiliate of the Company, under a $210 million three-year credit agreement with JP Morgan Chase Bank and Citibank N.A. (See Note 6 Investments and Note 24 Subsequent Events to the accompanying Consolidated Financial Statements of News Corporation).

As of June 30, 2006 the Company was contractually obligated to approximately $576 million and $71 million in the United Kingdom and Australia, respectively, for new printing plants and related costs. All firm commitments related to these projects are included in the capital expenditure lines disclosed in the commitments table above.

In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the total accrued benefit liability for pension and other postretirement benefit plans recognized as of June 30, 2006 was $342 million. (See Note 16 Pensions and Other Postretirement Benefits to the accompanying Consolidated Financial Statements of News Corporation). This amount is impacted by, among other items, statutory funding levels, changes in plan demographics and assumptions, and investment return on plan assets. Because of the current overall funded status of the Company’s material plans, the accrued liability does not represent expected near-term liquidity needs and accordingly the Company did not include this amount in the contractual obligations table.

The Company funds its U.S. qualified pension plans in accordance with Employee Retirement Income Security Act regulations for determining the minimum annual required contribution and in accordance with Internal Revenue Service regulations for determining the maximum annual allowable tax deduction. The minimum required contribution for the Company’s primary qualified U.S. pension plans for the 2006 plan year is $0 and is anticipated to remain $0 for at least the next several years due to voluntary contributions made to the plan over the recent years. Therefore, the Company did not include any amounts as a contractual obligation in the above table. The Company does however anticipate contributing additional voluntary amounts but such contributions will not be more than the maximum deductible amount.

The Company’s international pension plans are funded in accordance with local laws and income tax regulations. The Company does not expect minimum annual requirements to be material in 2007. Therefore, no amounts have been included in the table above. The Company does however anticipate making additional voluntary contributions to qualified pension plans in 2007, but not more than the maximum deductible amounts.

As of June 30, 2006, the projected benefit obligation of the pension plans was $2,061 million, and the fair value of plan assets was $1,903 million. A portion of this underfunding is attributable to the unfunded nonqualified pension plans. These nonqualified pension plans provide supplemental retirement benefits that are generally not permitted to be funded through a qualified plan because of regulatory limits. Disclosure of amounts in the above table regarding expected benefit payments for the Company’s pension plans and its other postretirement benefit plans cannot be properly reflected due to the ongoing nature of the obligations of these plans. Please see Note 16 to the accompanying Consolidated Financial Statements of News Corporation for additional information on expected future benefit payments.

Contingencies

The Company’s wholly-owned subsidiary, News Out of Home owns and operates outdoor advertising companies located primarily in Eastern Europe and also owns 68% of Media Support Services Limited, an outdoor advertising company with operating subsidiaries located in Russia. The minority stockholders of Media Support Services Limited had the right to sell a portion of their interests to News Out of Home during the first quarter of fiscal 2007 and have exercised those rights. The minority stockholders have the right to sell the remainder of their interests after June 2010. The Company believes that the exercise of these sale rights, if any, will not have a material effect on its consolidated financial condition, future results of operations or liquidity.

The Company experiences routine litigation in the normal course of its business. The Company believes that none of its pending litigation will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

The Company’s operations are subject to tax in various domestic and international jurisdictions and as a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

Related Party Transactions

Immediately prior to and as part of the Reorganization, the Company acquired from certain trusts, the beneficiaries of which include Mr. K.R. Murdoch, members of his family and certain charities (“the Murdoch Trusts”), the 58% shareholding in QPL which was not already owned by the Company’s predecessor through the acquisition of the Cruden Group of companies (“the Cruden/QPL Transaction”). The principal assets of the Cruden Group were shares of News Corporation and a 58% interest in QPL. QPL owns a publishing business which includes two metropolitan and eight regional newspapers in Queensland, Australia, as well as shares in News Corporation. Following this transaction, Mr. K.R. Murdoch and the Murdoch Trusts owned approximately 29.5% of the Company’s Class B Common Stock.

CRITICAL ACCOUNTING POLICIES

An accounting policy is considered to be critical if it is important to the Company’s financial condition and results, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by management of the Company and the related disclosures have been reviewed with the Audit Committee of the Company’s Board of Directors. For a summary of all of the Company’s significant accounting policies, see Note 2 to the accompanying Consolidated Financial Statements of News Corporation.

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

Revenue Recognition

Filmed Entertainment—Revenues from distribution of feature films are recognized in accordance with Statement of Position No. 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”). Revenues from the theatrical distribution of motion pictures are recognized as they are exhibited and revenues from home video and DVD sales, net of a reserve for estimated returns, together with related costs, are recognized on the date that video and DVD units are made widely available for sale by retailers and all Company-imposed restrictions on the sale of video and DVD units have expired. Revenues from television distribution are recognized when the motion picture or television program is made available to the licensee for broadcast.

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

Television, Cable Network Programming and Direct Broadcast Satellite—Advertising revenue is recognized as the commercials are aired, net of agency commissions. Subscriber fees received from subscribers, cable systems and DBS operators are recognized as revenue in the period that services are provided, net of amortization of cable distribution investments. The Company defers the cable distribution investments and amortizes the amounts on a straight-line basis over the contract period.

Filmed Entertainment and Television Programming Costs

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

In accordance with SOP 00-2, the Company amortizes filmed entertainment and television programming costs using the individual-film-forecast method. Under the individual-film-forecast method, such programming costs are amortized for each film or television program in the ratio that current period actual revenue for such title bears to management’s estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year to be recognized over approximately a six year period or operating profits to be realized from all media and markets for such title. Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization and/or a write down of the asset to fair value.

The costs of national sports contracts at FOX and at the Cable Network Programming segment and for international sports rights agreements are charged to expense based on the ratio of each period’s operating profits to estimated total remaining operating profit of the contract. Estimates of total operating profit can change and accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material.

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

Intangible Assets

The Company has a significant amount of intangible assets, including goodwill, FCC licenses, and other copyright products and trademarks. Intangible assets acquired in business combinations are recorded at their estimated fair market value at the date of acquisition. Goodwill is recorded as the difference between the cost of acquiring an entity and the estimated fair values assigned to its tangible and identifiable intangible net assets and is assigned to one or more reporting units for purposes of testing for impairment. The judgments made in determining the estimated fair value assigned to each class of intangible assets acquired, their reporting unit, as well as their useful lives can significantly impact net income.

The Company accounts for its business acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the tangible net assets acquired is recorded as intangibles. Amounts recorded as goodwill are assigned to one or more reporting units. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. Identifying reporting units and assigning goodwill thereto requires judgment involving the aggregation of business units with similar economic characteristics and the identification of existing business units that benefit from the acquired goodwill.

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

For all of its television station acquisitions through June 30, 2005, the Company utilized the “residual” method to estimate the fair value of the stations’ FCC licenses. Effective July 1, 2005, the Company adopted Emerging Issues Task Force Topic No. D-108 “Use of the Residual Method to Value Acquired Assets Other Than Goodwill” (“D-108”). D-108 requires companies who have applied the residual value method in the valuation of acquired identifiable intangibles for purchase accounting and impairment testing to now use a direct valuation method. The direct valuation method used for FCC licenses requires, among other inputs, the use of published industry data that are based on subjective judgments about future advertising revenues in the markets where the Company owns television stations. This method also involves the use of management’s judgment in estimating an appropriate discount rate reflecting the risk of a market participant in the U.S. broadcast industry. The resulting fair values for FCC licenses are sensitive to these long-term assumptions and any variations to such assumptions could result in an impairment to existing carrying values in future periods.

Income Taxes

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions in which it operates. The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company’s annual provision for income taxes and in evaluating its tax positions. The Company establishes reserves for tax-related uncertainties based on evaluations of the probability of whether additional taxes and related interest and penalties will be due. The Company adjusts these reserves based on changing facts and circumstances and it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter. The Company believes that its reserves reflect the probable outcome of known tax matters.

The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In making this assessment, management analyzes future taxable income, reversing temporary differences and ongoing tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

Employee Costs

The Company maintains defined benefit pension plans covering a majority of its employees and retirees. For financial reporting purposes, net periodic pension expense (income) is calculated based upon a number of actuarial assumptions including a discount rate for plan obligations and an expected rate of return on plan assets. The Company considers current market conditions, including changes in investment returns and interest rates, in making these assumptions. In developing the expected long-term rate of return, the Company considered the pension portfolio’s past average rate of returns, and future return expectations of the various asset classes. The expected long-term rate of return is based on an asset allocation assumption of 61% equities, 36% fixed-income securities and 3% in all other investments.

The discount rate reflects the market rate for high-quality fixed-income investments on the Company’s annual measurement date of June 30 and is subject to change each year. The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. The U.S. rate was determined based on a cash flow matching technique whereby a hypothetical portfolio of high quality debt securities was constructed that mirrors the specific benefit obligations for each of the Company’s primary plans where appropriate.

The key assumptions used in developing the Company’s fiscal 2006, 2005, 2004 and 2003 net periodic pension expense (income) for its plans consists of the following:

	2006	2005	2004	2003
	($ in millions)
Discount rate used to determine net periodic benefit cost	5.1%	5.7%	5.6%	6.3%
Assets:
Expected rate of return	7.5%	7.5%	7.5%	7.6%
Expected return	$122	$111	$88	$76
Actual return	$186	$160	$149	$(20)

Gain/(Loss)	$64	$49	$61	$(96)

High quality fixed income interest rates have increased during fiscal 2006. Therefore, the Company will use a weighted average discount rate of 5.9% in calculating the fiscal 2007 net periodic pension expense for its plans. During fiscal 2006, the Company reduced the plan assets allocated to equities and accordingly evaluated the future asset return expectations which the Company believes will be lower than fiscal 2006 expectations. Therefore, the Company will use a weighted average long-term rate of return of 7% for 2007 net periodic pension expense for its plans. The unrecognized net losses on the Company’s pension plans were $348 million at June 30, 2006, a decrease from $615 million at June 30, 2005. These unrecognized losses are primarily a result of economic conditions and the strengthening of the mortality assumptions. Economic conditions impacting the plan were lower discount rates utilized in the past three fiscal years and the downturn in the equity markets in the earlier part of this decade. The decrease in unrecognized losses from June 30, 2005 to June 30, 2006 is primarily attributable to an increase in the discount rates used to measure plan liabilities. These deferred losses are being systematically recognized in future net periodic pension expense in accordance with SFAS No. 87, “Employers Accounting for Pensions” (“SFAS No. 87”). Unrecognized losses in excess of 10% of the greater of the market-related value of plan assets or the plans projected benefit obligation are recognized over the average future service of the plan participants.

The Company made contributions of $149 million, $236 million and $214 million to its pension plans in fiscal 2006, 2005 and 2004, respectively. These were primarily voluntary contributions made to improve the funded status of the plans which were impacted by a declining interest rate environment, as well as the poor performance of the equity markets earlier in this decade. Future plan contributions are dependent upon actual plan asset returns and interest rate movements. Assuming that actual plan returns are consistent with the Company’s expected plan returns in fiscal 2006 and beyond, and that interest rates remain constant, the Company would not be required to make any statutory contributions to its primary U.S. pension plans for the foreseeable future.

Changes in net periodic pension expense may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on PBO

0.25 percentage point decrease in discount rate	Increase $12 million	Increase $86 million

0.25 percentage point increase in discount rate	Decrease $12 million	Decrease $86 million

0.25 percentage point decrease in expected rate of return on assets	Increase $4 million	—

0.25 percentage point increase in expected rate of return on assets	Decrease $4 million	—

SFAS No. 87 requires recognition of an additional minimum pension liability if the fair value of plan assets is less than the accumulated benefit obligation at the end of the plan year. In fiscal 2006, the Company recorded a non-cash adjustment to equity through accumulated other comprehensive income of approximately $286 million which reduced the additional minimum pension liability to approximately $122 million. In fiscal 2005, the Company recorded a non-cash adjustment to equity through accumulated other comprehensive income of approximately $106 million which increased the additional minimum pension liability to approximately $408 million. The fiscal 2006 decrease was due to the current year’s higher discount rate and asset gains. Equity market returns and interest rates significantly impact the funded status of the Company’s pension plans. Based on future plan asset performance and interest rates, additional adjustments to equity may be required.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This standard establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 will become effective for the Company for accounting changes and corrections of errors beginning in fiscal 2007. SFAS No. 154 may have a significant effect on the Company’s consolidated financial statements to the extent that the Company changes its accounting principles in the future.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“FSP 115-1 and 124-1”) which addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. FSP 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 and 124-1 amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP 115-1 and 124-1 was effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 and 124-1 did not have a material impact on the Companies consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS No. 155”). SFAS No. 155 amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155, among other things: permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. SFAS No. 155 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will become effective for the Company beginning in fiscal 2008. The Company is currently evaluating what effect the adoption of FIN 48 will have on the Company’s future results of operations and financial condition.

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

Foreign Currency Exchange Rates

The Company conducts operations in four principal currencies: the U.S. dollar, the British pound sterling, the Euro and the Australian dollar. These currencies operate as the functional currency for the Company’s U.S., European (including the U.K.) and Australian operations, respectively. Cash is managed centrally within each of the three regions with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, drawdowns in the appropriate local currency are available either under the Credit Agreement or from intercompany borrowings. Since earnings of the Company’s Australian and European (including the U.K.) operations are expected to be reinvested in those businesses indefinitely, except for any one time repatriation in conjunction with the AJCA, the Company does not hedge its investment in the net assets of those foreign operations.

At June 30, 2006, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $139 million (including the Company’s non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $12 million at June 30, 2006.

Interest Rates

The Company’s current financing arrangements and facilities include $11 billion of outstanding debt with fixed interest and the Credit Agreement, which carries variable interest. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense as well as the amount of cash required to service such debt. As of June 30, 2006, substantially all of the Company’s financial instruments with exposure to interest rate risk was denominated in U.S. dollars and had an aggregate fair market value of $12.4 billion. The potential change in fair value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $646 million at June 30, 2006.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity affiliates and have an aggregate fair value of approximately $16,622 million as of June 30, 2006. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $14,960 million. Such a hypothetical decrease would result in a decrease in comprehensive income of approximately $3 million, as any changes in fair value of the Company’s equity affiliates are not recognized unless deemed other-than-temporary, as these investments are accounted for under the equity method.

In accordance with SFAS No. 133, the Company has recorded the conversion feature embedded in its exchangeable debentures in other liabilities. At June 30, 2006, the fair value of this conversion feature is $235 million and is sensitive to movements in the share price of one of the Company’s publicly traded equity affiliates. A significant variance in the price of the underlying stock could have a material impact on the operating results of the Company. A 10% increase in the price of the underlying stock, holding other factors constant, would increase the fair value of the call option by approximately $75 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEWS CORPORATION

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of News Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. News Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, the effectiveness of internal control over financial reporting was made as of a specific date. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of News Corporation’s internal control over financial reporting as of June 30, 2006. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of News Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of News Corporation’s Board of Directors.

Based on this assessment, management determined that, as of June 30, 2006, News Corporation maintained effective internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm who audited and reported on the consolidated financial statements of News Corporation included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of News Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that News Corporation maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). News Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that News Corporation maintained effective internal control over financial reporting as of June 30, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, News Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of News Corporation as of June 30, 2006 and 2005, and the related consolidated statements of operations, cash flows, and stockholders’ equity and other comprehensive income (loss) for each of the three years in the period ended June 30, 2006 of News Corporation, and our report dated August 22, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

August 22, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

To the Stockholders and Board of Directors of News Corporation:

We have audited the accompanying consolidated balance sheets of News Corporation as of June 30, 2006 and 2005, and the related consolidated statements of operations, cash flows, and stockholders’ equity and other comprehensive income (loss) for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of News Corporation at June 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, effective July 1, 2005, the Company changed its method of accounting for stock based compensation and the valuation of certain acquired identifiable intangible assets.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of News Corporation’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 22, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

August 22, 2006

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the years ended June 30,
	2006	2005	2004
Revenues	$25,327	$23,859	$20,802
Expenses:
Operating	16,593	15,901	13,942
Selling, general and administrative	3,982	3,697	3,364
Depreciation and amortization	775	648	565
Other operating charges	109	49	—

Operating income	3,868	3,564	2,931
Other income (expense):
Interest expense, net	(545)	(536)	(532)
Equity earnings of affiliates	888	355	170
Other, net	194	178	186

Income from continuing operations before income tax expense and minority interest in subsidiaries	4,405	3,561	2,755
Income tax expense	(1,526)	(1,220)	(1,014)
Minority interest in subsidiaries, net of tax	(67)	(213)	(208)

Income from continuing operations	2,812	2,128	1,533
Gain on disposition of discontinued operations, net of tax	515	—	—

Income before cumulative effect of accounting change	3,327	2,128	1,533
Cumulative effect of accounting change, net of tax	(1,013)	—	—

Net income	$2,314	$2,128	$1,533

Basic earnings per share:
Income from continuing operations
Class A	$0.92	$0.74	$0.58
Class B	$0.77	$0.62	$0.49
Net Income
Class A	$0.76	$0.74	$0.58
Class B	$0.63	$0.62	$0.49
Diluted earnings per share:
Income from continuing operations
Class A	$0.92	$0.73	$0.58
Class B	$0.77	$0.61	$0.48
Net Income
Class A	$0.76	$0.73	$0.58
Class B	$0.63	$0.61	$0.48

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of June 30,
	2006	2005
Assets:
Current assets:
Cash and cash equivalents	$5,783	$6,470
Receivables, net	5,150	4,353
Inventories, net	1,840	1,516
Other	350	440

Total current assets	13,123	12,779

Non-current assets:
Receivables	593	673
Investments	10,601	10,268
Inventories, net	2,410	2,366
Property, plant and equipment, net	4,755	4,346
Intangible assets	11,446	12,517
Goodwill	12,548	10,944
Other non-current assets	1,173	799

Total non-current assets	43,526	41,913

Total assets	$56,649	$54,692

Liabilities and Stockholders’ Equity:

Current liabilities:
Borrowings	$42	$912
Accounts payable, accrued expenses and other current liabilities	4,047	3,564
Participations, residuals and royalties payable	1,007	1,051
Program rights payable	801	696
Deferred revenue	476	426

Total current liabilities	6,373	6,649

Non-current liabilities:
Borrowings	11,385	10,087
Other liabilities	3,536	3,543
Deferred income taxes	5,200	4,817
Minority interest in subsidiaries	281	219
Commitments and contingencies

Stockholders’ Equity:
Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 2,169,184,961 shares and 2,237,072,659 shares issued and outstanding, net of 1,777,837,008 and 1,739,914,819 treasury shares at par at June 30, 2006 and 2005, respectively	22	22
Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized,
986,530,368 shares and 1,029,576,988 shares issued and outstanding, net of
313,721,702 treasury shares at par at June 30, 2006 and 2005	10	10
Additional paid-in capital	28,153	30,044
Retained earnings (deficit) and accumulated other comprehensive income (loss)	1,689	(699)

Total stockholders’ equity	29,874	29,377

Total liabilities and stockholders’ equity	$56,649	$54,692

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	For the years ended June 30,
	2006	2005	2004
Operating activities:
Net income	$2,314	$2,128	$1,533
Gain on disposition of discontinued operations, net of tax	(515)	—	—
Cumulative effect of accounting change, net of tax	1,013	—	—

Income from continuing operations	2,812	2,128	1,533

Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	775	648	565
Amortization of cable distribution investments	103	117	129
Equity earnings of affiliates	(888)	(355)	(170)
Cash distributions received from investees	233	138	133
Other, net	(194)	(178)	(186)
Minority interest in subsidiaries, net of tax	67	213	208
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(765)	7	(306)
Inventories, net	(508)	206	(320)
Accounts payable and other liabilities	1,622	447	809

Net cash provided by operating activities	3,257	3,371	2,395

Investing activities:
Property, plant and equipment, net of acquisitions	(976)	(901)	(361)
Acquisitions, net of cash acquired	(1,989)	(69)	(202)
Investments in equity affiliates	(89)	(106)	(3,237)
Other investments	(28)	(27)	(91)
Proceeds from sale of investments and other non-current assets	412	800	869
Proceeds from disposition of discontinued operations	610	—	—

Net cash used in investing activities	(2,060)	(303)	(3,022)

Financing activities:
Borrowings	1,159	1,841	548
Repayment of borrowings	(865)	(2,110)	(943)
Cash on deposit	—	275	162
Issuance of shares	232	88	580
Repurchase of shares	(2,027)	(535)	—
Dividends paid	(431)	(240)	(202)

Net cash (used in) provided by financing activities	(1,932)	(681)	145

Net (decrease) increase in cash and cash equivalents	(735)	2,387	(482)
Cash and cash equivalents, beginning of year	6,470	4,051	4,477
Exchange movement of opening cash balance	48	32	56

Cash and cash equivalents, end of year	$5,783	$6,470	$4,051

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

OTHER COMPREHENSIVE INCOME (LOSS)

(IN MILLIONS)

	For the years ended June 30,
	2006		2005		2004
	Shares	Amount	Shares	Amount	Shares	Amount
Class A common stock:
Balance, beginning of year	2,237	$22	1,935	$19	1,615	$16
Acquisitions	2	—	2,049	20	261	3
Shares issued	50	1	8	—	59	—
Treasury shares	(38)	—	(1,740)	(17)	—	—
Shares repurchased	(82)	(1)	(15)	—	—	—

Balance, end of year	2,169	22	2,237	22	1,935	19

Class B common stock:
Balance, beginning of year	1,030	10	1,050	11	1,049	10
Acquisitions	—	—	308	3	—	—
Shares issued	—	—	1	—	1	1
Treasury shares	—	—	(314)	(3)	—	—
Shares repurchased	(43)	—	(15)	(1)	—	—

Balance, end of year	987	10	1,030	10	1,050	11

Additional Paid-In Capital:
Balance, beginning of year		30,044		23,636		19,511
Acquisitions		33		20,629		3,725
Issuance of shares		750		76		580
Repurchase of shares		(2,026)		(535)		—
Treasury shares		(592)		(13,528)		—
Dividends declared		(239)		(255)		(261)
Other		183		21		81

Balance, end of year		28,153		30,044		23,636

Retained Earnings (Accumulated Deficit):
Balance, beginning of year		(527)		(2,655)		(4,188)
Net income		2,314		2,128		1,533
Dividends declared		(178)		—		—

Balance, end of year		1,609		(527)		(2,655)

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of year		(172)		(136)		(572)
Other comprehensive income (loss), net of income tax expense of $(124) million, $(46) million and $(29) million		252		(36)		436

Balance, end of year		80		(172)		(136)

Accumulated deficit and accumulated other comprehensive loss, end of year		1,689		(699)		(2,791)

Total Stockholders’ Equity		$29,874		$29,377		$20,875

Comprehensive Income (Loss):
Net income		2,314		2,128		1,533

Other comprehensive income (loss), net of tax:
Unrealized holding (losses) gains on securities		(64)		(94)		8
Minimum pension liability adjustment		167		(34)		62
Foreign currency translation adjustments		149		92		366

Total other comprehensive income (loss), net of tax		252		(36)		436

Total comprehensive Income		$2,566		$2,092		$1,969

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

In the Reorganization, all outstanding TNCL ordinary shares and preferred limited voting ordinary shares were cancelled and shares of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”), and Class B common stock, par value $0.01 per share (“Class B Common Stock”), were issued in exchange on a one-for-two share basis. The consolidated financial statements have been presented as if the one-for-two share exchange took place on July 1, 2003.

On November 12, 2004, as part of the Reorganization, News Corporation acquired from the A.E. Harris Trust (the “Harris Trust”) the approximate 58% shareholding in Queensland Press Pty Limited (“QPL”) not already owned by TNCL through the acquisition of the Cruden Group of companies. The principal assets of the Cruden Group were the shareholding in QPL and shares of TNCL. (See Note 3 Acquisitions and Disposals)

News Corporation and its subsidiaries (together, “News Corporation” or the “Company”) is a Delaware corporation, incorporated in 2004 (See Note 3 Acquisitions and Disposals). News Corporation is a diversified entertainment company, which manages and reports its businesses in eight segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production of original television programming primarily in the United States and Canada; Television, which consists of the operation of broadcast television stations in the United States; the broadcasting of network programming in the United States through the Fox Broadcasting Company (“FOX”); and the development, production and broadcasting of television programming in Asia through Star Group Limited (“STAR”); Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite (“DBS”) operators in the United States; Direct Broadcast Satellite Television, which principally consists of the distribution of premium programming services via satellite directly to subscribers in Italy through SKY Italia; Magazines and Inserts, which principally consists of the publication of free standing inserts, which are promotional booklets containing consumer offers distributed through insertion in local Sunday newspapers in the United States, and providing in-store marketing products and services, primarily to consumer packaged goods manufacturers in the United States and Canada; Newspapers, which principally consists of the publication of four national newspapers in the United Kingdom, the publication of more than 110 newspapers in Australia, and the publication of a mass circulation, metropolitan morning newspaper in the United States; Book Publishing, which principally consists of the publication of English language books throughout the world through HarperCollins; and Other, which includes NDS Group plc (“NDS”), which is engaged in the business of supplying digital technology and services, enabling and supporting digital pay-television platform operators and content providers; News Outdoor, an advertising business which offers display advertising primarily in locations throughout Russia and Eastern Europe; Fox Interactive Media, which operates the Company’s Internet activities; and Global Cricket Corporation, which has the exclusive rights to broadcast the Cricket World Cup and other related events through 2007.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of all majority-owned and controlled subsidiaries. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”) and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is consolidated in accordance with FIN 46R.

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

Certain fiscal 2005 and fiscal 2004 amounts have been reclassified to conform to the fiscal 2006 presentation.

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30th. Fiscal 2006 ended on July 2, 2006 and was comprised of 52 weeks. Fiscal 2005 ended on July 3, 2005 and was comprised of 53 weeks and fiscal 2004 ended on June 27, 2004 and was comprised of 52 weeks. For convenience purposes, the Company continues to date its financial statements as of June 30th.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Inventories

Filmed Entertainment Costs:

In accordance with Statement of Position (“SOP”) No. 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”), Filmed entertainment costs include capitalized production costs, overhead and capitalized interest costs, net of any amounts received from outside investors. These costs, as well as participations and talent residuals, are recognized as operating expenses on an individual film or network series basis in the ratio that the current fiscal year’s gross revenues bear to management’s estimate of total remaining ultimate gross revenues. Estimates for initial domestic syndication and basic cable revenues are not included in the estimated lifetime revenues of network series until such sales are probable. Marketing costs and development costs under term deals are charged as operating expenses as incurred. Development costs for projects not produced are written-off at the earlier of the time the decision is taken not to develop the story or after three years.

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

Programming Costs:

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 63, “Financial Reporting by Broadcasters,” costs incurred in acquiring program rights or producing programs for the Television, Direct Broadcast Satellite Television and Cable Network Programming segments are capitalized and amortized over the license period or projected useful life of the programming. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing. Television broadcast network and original cable programming are amortized on an accelerated basis. The Company has single and multi-year contracts for broadcast rights of programs and sporting events. At the inception of these contracts and at each subsequent reporting date, the Company evaluates the recoverability of the costs associated therewith, using aggregate estimated advertising revenues directly associated with the program material and related expenses. Where an evaluation indicates that a multi-year contract will result in an ultimate loss, additional amortization is provided to currently recognize that loss. The costs of national sports contracts at the Fox Broadcasting Company (“FOX”) and Cable Network Programming segment and for international sports rights agreements are charged to expense based on the ratio of each period’s operating profits to estimated total remaining operating profit of the contract. Estimates of total operating profit can change and accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material.

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

Equity method investments

Investments in and advances to equity or joint ventures in which the Company has a substantial ownership interest of approximately 20% to 50% and exercises significant influence, or for which the Company owns more

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

than 50% but does not control policy decisions, are accounted for by the equity method. The difference between the Company’s investment and its share of the fair value of the underlying net assets of the investee represents either finite-lived intangibles, indefinite-lived intangibles or goodwill. The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which requires that Equity method finite-lived intangibles be amortized over their estimated useful life while indefinite-lived intangibles and goodwill are not amortized.

Equity method investments are reviewed for impairment on a quarterly basis by initially comparing their fair value to their respective carrying amounts each quarter. The Company determines the fair value of its public company investments by reference to their publicly traded stock price. With respect to private company investments, the Company makes its estimate of fair value by considering other available information, including recent investee equity transactions, discounted cash flow analyses, estimates based on comparable public company operating multiples and, in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred including the length of the time and extent to which the market value has been below cost, the financial condition and near-term prospects of the issuer, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value and other factors influencing the fair market value, such as general market conditions.

Other investments

Investments in which there is no significant influence (generally less than a 20% ownership interest) are accounted for under the cost method of accounting, unless they have readily determinable fair values. The Company reports investments with readily determinable fair values at fair value based on quoted market prices. Investment securities with readily determinable fair values are designated as available for sale with unrealized gains and losses included in accumulated other comprehensive income (loss), net of applicable taxes and other adjustments. The Company regularly reviews available for sale investment securities for other-than-temporary impairment based on criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold until recovery and the financial strength and specific prospects of the issuer of the security. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over an estimated useful life of two to fifty years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with the repair and maintenance of property are expensed as incurred. Changes in circumstances, such as technological advances, changes to the Company’s business model or capital strategy could result in the actual useful lives differing from the Company’s estimates. In those cases where the Company determines that the useful life of buildings and equipment should be shortened, the Company would depreciate the asset over its revised remaining useful life thereby increasing depreciation expense.

Goodwill and intangible assets

The Company has a significant amount of intangible assets, including goodwill, film and television libraries, Federal Communications Commission (“FCC”) licenses, newspaper mastheads, distribution networks, publishing rights and other copyright products and trademarks. Goodwill is recorded as the difference between the cost of acquiring entities and amounts assigned to their tangible and identifiable intangible net assets. In accordance with SFAS No. 142, the Company’s goodwill and indefinite-lived intangible assets, which primarily consist of FCC

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

licenses are no longer amortized but are tested annually for impairment or earlier if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Intangible assets with finite lives, are generally amortized using the straight-line method over their estimated useful lives, which generally range from three to 20 years and are reviewed for impairment at least annually. SFAS No. 142 requires the Company to perform an annual impairment assessment of its goodwill and indefinite-lived intangible assets. This impairment assessment compares the fair value of these intangible assets to their carrying value. As a result of the tests performed, the Company determined that the goodwill and indefinite-lived intangible assets included in the consolidated balance sheets were not impaired.

Effective July 1, 2005, the Company adopted Emerging Issues Task Force (“EITF”) No. D-108 “Use of the Residual Method to Value Acquired Assets Other Than Goodwill” (“D-108”). (See Note 8 Goodwill and Intangible Assets)

Impairment of long-lived and intangible assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that the Company periodically review the carrying amounts of its property, plant and equipment and its finite-lived intangible assets to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such assets exceeds their fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As a result of the tests performed, the Company determined that the long-lived and intangible assets included in the consolidated balance sheets were not impaired.

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

Guarantees

The Company follows FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees.

Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the fees are fixed or determinable, the product or service has been delivered and collectability is reasonably assured. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Filmed Entertainment:

Revenues are recognized in accordance with SOP 00-2. Revenues from the distribution of motion pictures are recognized as they are exhibited, and revenues from home entertainment sales, net of a reserve for estimated returns, are recognized on the date that DVD units are made available for sale by retailers and all Company-imposed restrictions on the sale of DVD units have expired.

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

The Company classifies the amortization of cable distribution investments (capitalized fees paid to a cable or DBS operator to facilitate the launch of a cable network) against revenue in accordance with EITF No. 01-09, “Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” The Company defers the cable distribution investments and amortizes the amounts on a straight-line basis over the contract period.

Newspapers, Magazine Inserts and Book Publishing

Advertising revenue from newspapers, inserts and magazines is recognized when the advertisements are published. Revenues earned from book publishing and from newspaper circulation are recognized upon passing of control to the buyer.

Sales returns

Consistent with industry practice, certain of the Company’s products, such as home entertainment product, books and newspapers, are sold with the right of return. The Company records, as a reduction of revenue, the estimated impact of such returns. In determining the estimate of product sales that will be returned, management analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s product. Based on this information, management reserves a percentage of each dollar of product sales that provide the customer with the right of return.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

expensed upon activation. However, where legal ownership is retained in the equipment, the cost of the equipment is capitalized and depreciated over the useful life. Additional components of subscriber acquisition costs include the cost of print, radio and television advertising, which are expensed as incurred.

Advertising expenses

The Company expenses advertising costs as incurred, including advertising expenses for theatrical and television product in accordance with SOP 00-2. Advertising expenses recognized for the years ended June 30, 2006, 2005, and 2004 totaled $2.3 billion, $2.2 billion and $1.8 billion, respectively.

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

Capitalization of interest

Interest cost on funds invested in major projects, primarily theatrical productions, with substantial development and construction phases are capitalized until production or operations commence. Once production or operations commence, the interest costs are expensed as incurred. Capitalized interest is amortized over future periods on a basis consistent with that of the project to which it relates. Total interest capitalized was $28 million, $31 million and $42 million, for the years ended June 30, 2006, 2005 and 2004, respectively. Amortization of capitalized interest for the years ended June 30, 2006, 2005 and 2004 was $44 million, $48 million and $40 million, respectively.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established where management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries to the extent amounts are expected to be reinvested indefinitely.

Earnings per share

Net income available to the Company’s common stockholders is allocated between the Company’s two classes of common stock, Class A Common Stock and Class B Common Stock. The allocation between classes is based upon the two-class method. Under the two-class method, earnings per share for each class of common

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

stock is allocated according to dividends declared and participation rights in undistributed earnings. (See Note 20 Earnings Per Share for the calculation of basic and diluted earnings per share under the two-class method.)

Basic earnings per share for Class A and Class B Common Stock is calculated by dividing net income or loss, less dividends on perpetual preference shares, by the weighted average number of shares of Class A and Class B Common Stock outstanding. Diluted earnings per share for Class A and Class B Common Stock is calculated similarly, except that the calculation includes the dilutive effect of the assumed issuance of shares under the Company’s equity based compensation plans and the dilutive effect of convertible securities.

Comprehensive income (loss)

The Company follows SFAS No. 130, “Reporting Comprehensive Income,” for the reporting and display of comprehensive income.

	For the years ended June 30,
	2006	2005	2004
	(in millions)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities:
Balance, beginning of year	$83	$177	$169
Fiscal year activity	(64)	(94)	8

Balance, end of year	19	83	177

Minimum pension liability adjustment:
Balance, beginning of year	(246)	(212)	(274)
Fiscal year activity	167	(34)	62

Balance, end of year	(79)	(246)	(212)

Foreign currency translation adjustments:
Balance, beginning of year	(9)	(101)	(467)
Fiscal year activity	149	92	366

Balance, end of year	140	(9)	(101)

Total Other comprehensive loss, net of tax	$80	$(172)	$(136)

Equity based compensation

In July 2005, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. The Company adopted SFAS 123R using a modified prospective application, as permitted under SFAS 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all share-based awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Derivatives

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

recorded on the balance sheet at fair value as either an asset or a liability. The statement also requires that changes in the fair value of recorded derivatives be recognized currently in earnings unless specific hedge accounting criteria are met.

The Company uses financial instruments designated as cash flow hedges to hedge its limited exposures to foreign currency exchange risks associated with the costs for producing films abroad. All cash flow hedges are recorded at fair value on the consolidated balance sheet. As of June 30, 2006 and 2005, the notional amount of foreign exchange forward contracts with foreign currency risk was $39.0 million and $77.4 million, respectively, and the net unrealized gain was approximately $0.4 million and $0.5 million, respectively. The potential loss in fair value for such financial instruments for a 10% adverse change in quoted foreign currency exchange rates would be approximately $0.5 million and $3.5 million, respectively. The effective changes in fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) with foreign currency translation adjustments. Amounts are reclassified from accumulated other comprehensive income (loss) when the underlying hedged item is recognized in earnings. If derivatives are not designated as hedges, changes in fair value are recorded in earnings. (See Note 10 Exchangeable Securities.)

Recent accounting pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This standard establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 will become effective for the Company for accounting changes and corrections of errors beginning in fiscal 2007. SFAS No. 154 may have a significant effect on the Company’s consolidated financial statements to the extent that the Company changes its accounting principles in the future.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”), which addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. FSP 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 and 124-1 amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP 115-1 and 124-1 was effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 and 124-1 did not have a material impact on the Companies consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS No. 155”). SFAS No. 155 amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155, among other things: permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. SFAS No. 155 is not expected to have a material impact on the Company’s consolidated financial statements.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will become effective for the Company beginning in fiscal 2008. The Company is currently evaluating what effect the adoption of FIN 48 will have on the Company’s future results of operations and financial condition.

NOTE 3. ACQUISITIONS AND DISPOSALS

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

In order to increase the Company’s Internet presence, the Company purchased several Internet companies during September and October 2005 through its recently formed Fox Interactive Media (“FIM”) division. The amount of goodwill resulting from Internet acquisitions during the year ended June 30, 2006 was approximately $1.3 billion and primarily related to the following fiscal 2006 transactions:

In September 2005, the Company acquired all of the outstanding common and preferred stock of Intermix Media, Inc. (“Intermix”) for approximately $580 million in cash. Under an existing stockholders’ agreement between Intermix, MySpace, Inc. (“MySpace”), an Internet entertainment company, and certain other stockholders of MySpace, Intermix exercised its option in July 2005 to acquire the outstanding 47% equity interest of MySpace that it did not already own for approximately $70 million in cash which closed in October 2005. This transaction increased Intermix’s ownership in MySpace to 100%. In a related intercompany restructuring, the Company issued approximately 35 million shares of Class A Common Stock, which are considered treasury shares, to one of its subsidiaries, and, as a result, had no impact on the Company’s outstanding shares. The excess purchase price over the fair value of the net assets acquired from Intermix was approximately $644 million, of which $565 million has been preliminarily allocated to goodwill, with the remaining $79 million allocated to definite-lived intangible assets.

In September 2005, the Company acquired Scout Media, Inc., the parent company of Scout.com, the country’s leading independent online sports network, and Scout Publishing, producer of widely read local sports magazines in the United States, for approximately $60 million, substantially all of which has been preliminarily allocated to goodwill.

In October 2005, the Company acquired IGN Entertainment, Inc., a leading community-based Internet media and services company for video games and other forms of digital entertainment, for approximately $620 million in cash and approximately $30 million to be paid in cash pending the satisfaction of certain conditions. The excess purchase price over the fair value of the net assets acquired including acquisition related costs was approximately $624 million, of which $554 million has been preliminarily allocated to goodwill, with the remaining $70 million allocated to definite-lived intangible assets.

In May 2006, the Company acquired a U.S. regional cable sports channel in the southeast region for approximately $375 million. This channel has rights to the National Hockey League’s Atlanta Thrashers and

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

shares rights to Major League Baseball’s (“MLB”) Atlanta Braves and the National Basketball Association’s Atlanta Hawks with one of the Company’s existing regional sports networks. The purchase price preliminarily allocated to goodwill was $295 million, with the remaining $80 million allocated to definite-lived intangible assets.

In accordance with SFAS No. 142, excess purchase price that has been preliminarily allocated to goodwill is not being amortized for all of the acquisitions noted above. The allocation of the excess purchase price is not final and is subject to changes upon completion of final valuations of certain assets and liabilities. A future reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets could reduce future earnings as a result of additional amortization. For every $100 million reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets, Depreciation and amortization expense would increase by approximately $10 million per year, representing amortization expense assuming an average useful life of ten years.

The fiscal 2006 acqusitions were all accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”).

Fiscal 2006 Disposals

In October 2005, the Company sold its TSL Education Ltd. division (“TSL”), which included The Times Educational Supplement and other newspapers, magazines, websites and exhibitions aimed at teachers and education professionals in the United Kingdom for cash consideration of approximately $395 million. In connection with this transaction, the Company recorded a gain of approximately $381 million, net of tax of $0.

In April 2006, the Company sold Sky Radio Limited (“Sky Radio”), a commercial radio station group in the Netherlands and Germany for cash consideration of approximately $215 million. In connection with this transaction, the Company recorded a gain of approximately $134 million, net of tax of $0.

Both of these transactions are included in gain on disposition of discontinued operations in the consolidated statement of operations for the year ended June 30, 2006. The net income, assets, liabilities and cash flow attributable to the TSL and Sky Radio operations are not material to the Company in any of the periods presented and accordingly have not been presented separately. There is no provision for income taxes related to these transactions as any tax due is offset by a release of a valuation allowance that was applied to an existing deferred tax asset established for capital losses, which because of the sale of TSL and Sky Radio can now be utilized. Therefore, there is no resulting tax provision.

Fiscal 2005 Transactions

Incorporation in the United States

In April 2004, the Company announced that it would pursue the Reorganization, which would change the Company’s place of incorporation from Australia to the United States. In August 2004, the Company announced that a special committee of non-executive Directors and the Board of Directors of the Company had unanimously recommended the proposed Reorganization. On October 26, 2004, the reorganization was approved by the Company’s stockholders and option holders and on November 3, 2004, the Federal Court of Australia also approved the Reorganization.

On November 12, 2004, the Reorganization was accomplished under Australian law whereby the holders of TNCL’s ordinary and preferred limited voting ordinary shares, including those ordinary shares and preferred limited voting ordinary shares represented by American Depositary Receipts (“ADRs”), had their shares

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

cancelled and received in exchange shares of voting and non-voting common stock of News Corporation at a one-for-two ratio. Reorganization costs expensed during fiscal 2005 amounted to $49 million and were included in Other operating charges in the Other segment in the consolidated statements of operations.

In connection with the Reorganization, the Company acquired from the Harris Trust the approximate 58% interest in QPL not already owned by the Company through the acquisition of the Cruden Group of companies. The principal assets of the Cruden Group were shares of the Company and a 58% interest in QPL. QPL owns a publishing business which includes two metropolitan and eight regional newspapers in Queensland, Australia, as well as shares of the Company. The consideration for the acquisition of the net assets of the Cruden Group, excluding shares of the Company owned directly through the Cruden Group and indirectly (through QPL) by the Cruden Group, was the issuance of approximately 61 million shares of Class B Common Stock valued at approximately $1.0 billion and the assumption of approximately $400 million of debt. All of the debt assumed was retired in November 2004. The excess purchase price over the fair value of the net assets acquired of approximately $1.3 billion has been allocated to newspaper mastheads and goodwill, which in accordance with SFAS No. 142 are not being amortized. As a result of the purchase of this interest in QPL, the Company’s ownership interest in QPL increased from 42% to 100% and accordingly on November 12, 2004, the Company ceased to equity account for QPL. The results of QPL have been included in the Company’s consolidated statements of operations from November 12, 2004, the date of acquisition.

As a result of the Reorganization, News Corporation became the new parent company of TNCL. News Corporation has a primary listing on the New York Stock Exchange and secondary listings on the Australian Stock Exchange and the London Stock Exchange.

In exchange for approximately 78 million shares of Class A Common Stock and approximately 247 million shares of Class B Common Stock owned directly through the Cruden Group and indirectly (through QPL) by the Cruden Group, the Harris Trust received shares of News Corporation in the same exchange ratio as all other TNCL stockholders in the Reorganization. The shares of News Corporation non-voting Class A Common Stock that the Harris Trust received were reduced by the number of shares equal in value to the net debt and certain other net liabilities of the Cruden Group which were assumed by the Company in the transaction. The shares issued to the Harris Trust were approximately 61 million shares of Class A Common Stock and approximately 247 million shares of Class B Common Stock with an approximate aggregate value of $6 billion, and the Company assumed approximately $250 million of net debt and certain other net liabilities of the Cruden Group. All of the debt assumed was retired in November 2004.

The 61 million shares of Class A Common Stock issued to the Harris Trust were based on agreed estimates. The Company agreed to compensate the Harris Trust for any difference between the estimated amounts and the actual amounts (the “Adjustment Amount”) after the completion of the Reorganization, and it was subsequently agreed that the Company would issue to the Harris Trust additional shares of Class A Common Stock of approximately equivalent value to the Adjustment Amount. The Adjustment Amount owed to the Harris Trust was approximately an additional $33 million. Following approval by stockholders on October 21, 2005, a total of approximately two million additional shares of Class A Common Stock were issued to the Harris Trust on October 27, 2005, to provide for the difference between the estimated and actual amounts. The number of shares was determined based on the New York Stock Exchange closing price of the Class A Common Stock on October 25, 2005.

The Company shares acquired through the acquisition of the Cruden Group, as well as the shares which were indirectly owned by the Company through its 42% ownership interest in QPL prior to the acquisition, are considered treasury shares. The treasury shares are accounted for using the par value method. The number of shares of Class A Common Stock and Class B Common Stock related to this transaction that were held in

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

treasury at June 30, 2006 was approximately 109 million and 314 million, respectively. Immediately following the Reorganization, the Harris Trust owned approximately 29.5% of the voting Class B Common Stock of News Corporation.

Fox Entertainment Group Acquisition

In March 2005, Fox Acquisition Corp., a direct wholly-owned subsidiary of the Company, completed its offer to the holders of Class A common stock of Fox Entertainment Group, Inc. (“FEG”) to exchange 2.04 shares of the Company’s Class A Common Stock for each outstanding share of FEG’s Class A common stock validly tendered and not withdrawn in the exchange offer (the “Offer”). Shortly thereafter, the Company effected a merger of FEG with and into Fox Acquisition Corp. Each share of FEG Class A common stock not acquired in the Offer, other than the shares already owned by the Company, was converted in the merger into 2.04 shares of the Company’s Class A Common Stock. The Company issued approximately 357 million shares of its Class A Common Stock valued at approximately $6.3 billion in exchange for the outstanding shares of FEG Class A common stock, resulting in an excess purchase price of approximately $2.9 billion. After the consummation of the Offer and the subsequent merger, Fox Acquisition Corp. changed its name to “Fox Entertainment Group, Inc.” As a result of the Offer, the Company’s ownership interest increased from approximately 82% to 100%. This acquisition of the remaining non-controlling interests in FEG has been accounted for under the purchase method in accordance with SFAS No. 141.

The Company has allocated the excess purchase price of $2.9 billion to finite-lived intangible assets, indefinite-lived intangibles, goodwill and deferred tax liabilities which are included in the Filmed Entertainment, Television, Cable Network Programming and Other segments.

In connection with the Offer and subsequent merger, a wholly-owned subsidiary of the Company tendered the shares of Fox Class A common stock and Fox Class B common stock that it owned prior to the acquisition to Fox Acquisition Corp. in exchange for the Company’s Class A Common Stock at the same exchange ratio as was provided in the Offer for shares of Fox Class A common stock. As a result of the exchange, the wholly-owned subsidiary owns 1,631 million shares of the Company’s Class A Common Stock, with an approximate value of $8 billion, which are reflected as treasury shares. The treasury shares are accounted for using the par value method.

The following unaudited pro forma consolidated results of operations for the fiscal years ended June 30, 2005 and 2004 assume that the acquisitions of FEG and QPL were completed as of July 1, 2003.

	For the years ended June 30,
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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Other fiscal 2005 transactions

In September 2004, the Company purchased Telecom Italia S.p.A.’s (“Telecom Italia”) 20% interest in SKY Italia for cash consideration of $108 million, thereby increasing the Company’s ownership interest in SKY Italia to 100%.

In April 2005, the Company and Rainbow Media Holdings (“Rainbow”) exchanged their investments in Regional Programming Partners (“RPP”). Under the terms of the agreement, the Company exchanged its 40% interest in RPP for Rainbow’s 60% interests in Fox Sports Net Ohio and Fox Sports Net Florida (formerly included in the RPP business) and Rainbow’s 50% interests in National Sports Partners and National Advertising Partners increasing the Company’s ownership in these entities to 100%. In addition, the Company retained its 40% interest in SportsChannel Pacific Associates (“SportsChannel Bay Area”) (also formerly included in the RPP business) and remitted to RPP the $150 million in promissory notes it received from RPP as a result of RPP’s December 2003 acquisition of the Company’s direct ownership interests in SportsChannel Chicago Associates (“SportsChannel Chicago”) and SportsChannel Bay Area. The Company accounted for this exchange in accordance with APB Opinion No. 29, “Accounting for Nonmonetary Transactions” and accordingly the Company recorded the assets received at fair value upon closing. The Company has recognized a loss of approximately $85 million on this restructuring in Other, net in the accompanying consolidated statement of operations.

Fiscal Year 2004 Transactions

In December 2003, NDS Group plc (“NDS”), an indirect majority owned subsidiary of the Company, which is publicly traded, acquired 100% of the MediaHighway middleware business from a subsidiary of Thomson SA and licensed certain related patents from Thomson SA for a total consideration of $73 million in cash. Subsequent to this acquisition, the Company concluded that certain intangible assets recognized on acquisition were not supported by projections of the incremental future cash flows attributable to the acquired business. Accordingly, the Company has recorded an impairment charge against these intangibles of $11.3 million reflected in Operating expenses within Operating income.

In April 2003, the Company and Telecom Italia acquired Telepiu, S.p.A. (“Telepiu”), Vivendi Universal’s satellite pay-television platform in Italy for approximately $874 million, consisting of the assumption of $388 million in outstanding indebtedness and a cash payment of $486 million. In the acquisition, Telepiu was merged with Stream S.p.A. (“Stream”), and the combined platform was renamed SKY Italia, which was then owned 80% by the Company and 20% by Telecom Italia. In December 2003, SKY Italia sold two wholly owned subsidiaries, Prima S.p.A. and Europa S.p.A., for total consideration of $112 million. The Company ascribed a fair value of $112 million to these assets in connection with the Telepiu acquisition that occurred in April 2003 and accordingly, no gain or loss was recognized on the sale.

In December 2003, the Company sold its 50% direct ownership interests in SportsChannel Chicago and SportsChannel Bay Area (collectively the “SportsChannels”) to subsidiaries of RPP for consideration of $150 million. This consideration was paid wholly in the form of two three-year promissory notes issued by the subsidiaries of RPP, which own only the acquired interests in the SportsChannels, in an aggregate amount of $150 million and bearing interest at prime plus 1% per annum. The notes are secured by a pledge of 100% of the interests in SportsChannel Bay Area. Upon the close of this sale, the SportsChannels were held 100% by RPP and indirectly 60% by Rainbow Media Sports Holdings, Inc. and 40% by the Company. The Company recognized a net gain on the sale of the SportsChannels of $9 million, which is reflected in Other, net in the accompanying consolidated statements of operations.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

In February 2004, the Company sold the Los Angeles Dodgers (“Dodgers”), together with Dodger Stadium and the team’s training facilities in Vero Beach, Florida and the Dominican Republic, to entities owned by Frank McCourt (the “McCourt Entities”). The gross consideration for the sale of the Dodgers franchise and real estate assets was $421 million, subject to further adjustment. The consideration at closing was comprised of (i) $225 million in cash, (ii) a $125 million 2 year note, (iii) a $40 million four-year note secured by bank letters of credit and (iv) a $31 million three-year note that is convertible, at the Company’s option, into preferred equity in the McCourt Entities. The Company had agreed to remit $50 million during the first two years following the closing of the transaction to reimburse the McCourt Entities for certain pre-existing commitments which has been paid. The Company recognized a net loss of $2 million on the disposition of the Dodgers. As of June 30, 2005, the McCourt Entities had paid off all of the notes except for $125 million note secured by real estate. This real estate consists of approximately 23 acres located in the Seaport District of Boston, Massachusetts. In March 2006, the McCourt Entities remitted the real estate to the Company in full satisfaction of the note, including accrued interest of $20 million. In conjunction with this transfer, the Company assumed $36 million in debt. The Company recorded the assets and liabilities received at fair value upon closing. No gain or loss was recognized as the net fair value of the land approximated the value of the note.

NOTE 4. UNITED KINGDOM REDUNDANCY PROGRAM

In fiscal 2005, the Company announced its intention to invest in new printing plants in the United Kingdom to take advantage of technological and market changes. As the new automated technology comes on line, the Company expects lower production costs and improved newspaper quality, including expanded color.

In conjunction with this project, during fiscal 2006, the Company received formal approval for the construction of the main new plant which was the last contingency, thereby committing the Company to a redundancy program (the “Program”) for certain production employees at the Company’s U.K. newspaper operations. The Program is in response to the reduced workforce that will be required as new printing presses and the new printing facilities eventually come on line. As a result of this Program, the Company expects to reduce its production workforce by approximately 65%, and as of June 30, 2006, approximately 700 employees in the United Kingdom had already voluntarily accepted severance agreements and are expected to leave the Company primarily in fiscal 2007 and 2008.

In accordance with SFAS No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” the Company recorded a redundancy provision of approximately $109 million, which includes accretion expense of $8 million, during the year ended June 30, 2006 in Other operating charges and Non-current other liabilities in the consolidated financial statements. The Company expects to record an additional provision of approximately $23 million through fiscal 2008 to record accretion on the redundancy provision and to recognize any retention bonuses earned. A majority of the Program’s costs are expected to be paid in cash to employees in fiscal 2008.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 5. INVENTORIES

	As of June 30,
	2006	2005
	(in millions)
Programming rights	$2,147	$1,627
Books, DVDs, paper and other merchandise	466	345
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	588	733
Completed, not released	88	234
In production	251	218
In development or preproduction	59	90

	986	1,275

Television productions:
Released (including acquired libraries)	475	470
Completed, not released	27	14
In production	147	149
In development or preproduction	2	2

	651	635

Total filmed entertainment costs, less accumulated amortization (a)	1,637	1,910

Total inventories, net	4,250	3,882
Less: current portion of inventory, net (b)	(1,840)	(1,516)

Total noncurrent inventories, net	$2,410	$2,366

(a)	Does not include $584 million and $530 million of net intangible film library costs as of June 30, 2006 and 2005, respectively which are included in intangible assets subject to amortization in the consolidated balance sheet (Refer to Note 8 Goodwill and Other Intangible Assets for further details).
(b)	Current inventory as of June 30, 2006 and June 30, 2005 is comprised of programming rights ($1,411 million and $1,237 million, respectively), books, DVDs, paper, and other merchandise.

As of June 30, 2006, the Company estimated that approximately 70% of unamortized filmed entertainment costs from the completed films are expected to be amortized during fiscal 2007 and approximately 94% of released filmed entertainment costs will be amortized within the next three fiscal years. During fiscal 2007, the Company expects to pay $725 million in accrued participation liabilities, which are included in participations, residuals and royalties payable on the consolidated balance sheet. At June 30, 2006, acquired film and television libraries have remaining unamortized film costs of $167 million, which are generally, amortized using the individual film forecast method generally over a remaining period of approximately three to 15 years.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 6. INVESTMENTS

As of June 30, 2006, the Company’s investments were comprised of the following:

		Ownership Percentage		As of June 30, (3)
				2006	2005
				(in millions)
Equity method investments:
The DIRECTV Group, Inc. (1)	DBS operator principally in the U.S.	38	% (4)	$6,866	$6,688
Gemstar-TV Guide International, Inc. (1)	U.S. print and electronic guidance company	41%		647	608
British Sky Broadcasting Group plc (1)	U.K. DBS operator	38	% (5)	1,061	787
China Network Systems	Taiwan cable TV operator	various		239	225
Sky Network Television Ltd.	New Zealand media company	44%		239	254
National Geographic Channel (US) (2)	U.S. cable channel	67%		295	320
National Geographic International (2)	International cable channel	various	(6)	99	133
Other equity method investments		various		679	627
Cost method investments				476	626

				$10,601	$10,268

(1)	The market value of the Company’s investment in DIRECTV, Gemstar-TV Guide International, Inc. (“Gemstar-TV Guide”) and British Sky Broadcasting Group plc (“BSkyB”) was $7,762 million, $615 million and $7,275 million, respectively, as of June 30, 2006.
(2)	The Company does not control this entity as it does not hold a majority on its board of directors, is unable to dominate operating decision-making and is not a variable interest entity.
(3)	The aggregate fair value of those investments whose shares are publicly traded was $16,622 million and $15,654 million as of June 30, 2006 and 2005, respectively.
(4)	The Company’s ownership in DIRECTV increased from approximately 34% at June 30, 2005 to approximately 38% at June 30, 2006 due to DIRECTV’s share buyback program.
(5)	The Company’s ownership in BSkyB increased from approximately 37% at June 30, 2005 to approximately 38% at June 30, 2006 due to BSkyB’s share buyback program.
(6)	The Company’s ownership percentage in NGC Network International LLC and NGC Network Latin America LLC was 50% and 67%, respectively, as of June 30, 2006 and 2005.

Equity Earnings of Affiliates

The Company’s share of the income (loss) of each of its equity affiliates is as follows:

	For the years ended June 30,
	2006	2005	2004
	(in millions)
British Sky Broadcasting Group plc	$369	$374	$265
The DIRECTV Group, Inc. (a)	246	(186)	(57)
Sky Brasil	23	49	(37)
Innova	61	27	(10)
Other DBS equity affiliates	24	5	(33)
Cable channel equity affiliates	68	46	67
Other equity affiliates	97	40	(25)

Total equity earnings (losses) of affiliates (b)	$888	$355	$170

(a)	The Company’s share of DIRECTV’s losses for the fiscal year ended June 30, 2005 includes the Company’s share of DIRECTV’s increased loss from its sale of PanAmSat resulting from a reduction in the sales proceeds and the Company’s portion of the SPACEWAY program impairment.
(b)	The Company’s investment in several of its affiliates exceeded its equity in the underlying net assets at their acquisition by a total of $5.7 billion and $4.9 billion as of June 30, 2006 and 2005, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

This excess primarily relates to the Company’s investment in DIRECTV. At June 30, 2006 the remaining excess included in the investment in DIRECTV was $4.1 billion which represents the excess of fair value over the Company’s proportionate share of DIRECTV’s underlying net assets as adjusted to record such net assets at fair value, most notably the adjustment to the carrying value of DIRECTV’s SPACEWAY, PanAmSat, Hughes Software Systems and Hughes Network Systems, Inc. businesses and its deferred subscriber acquisition costs. The Company’s purchase price allocation reflected the fair value of these assets at the date of acquisition, which approximate DIRECTV’s revised carrying amounts. As such, portions of the impacts of the preceding items were recognized by the Company through its purchase price allocation. The resulting excess has been allocated to finite-lived intangibles, which are being amortized over lives ranging from six to 20 years, and to certain indefinite-lived intangibles and goodwill, which are not subject to amortization in accordance with SFAS No. 142.

In accordance with SFAS No. 142, the Company amortized $83 million and $74 million in fiscal 2006 and 2005, respectively, related to amounts allocated to definite-lived intangible assets. Such amortization is reflected in equity earnings (losses) of affiliates.

Fiscal Year 2006 Disposals

In July 2005, the Company sold its entire cost investment in China Netcom Group Corporation (“China Netcom”). The Company’s 1% investment in China Netcom was sold for total consideration of approximately $112 million. The Company recognized a gain of approximately $52 million on this sale included in Other, net in the consolidated statement of operations for the year ended June 30, 2006.

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

In fiscal 2005, Independent Newspapers Limited merged with Sky Network Television and formed a new company which has been named Sky Network Television Limited (“Sky Network Television”). As part of the transaction, the Company received net cash consideration of approximately $60 million and increased the Company’s ownership interest in Sky Network Television by 10%, to 44%.

During fiscal 2005, as part of the Company’s acquisition of the remaining outstanding shares of FEG it did not already own (See Note 3 Acquisitions and Disposals ), approximately $166 million of the FEG excess purchase price was assigned to the Company’s investments in National Geographic and DIRECTV, of which approximately $53 million was allocated to amortizable intangibles with an estimated weighted average useful life of 17 years.

In October 2004, the Company and its then 34% investee, DIRECTV, announced a series of transactions with Grupo Televisa, Globopar and Liberty Media International, Inc. that would result in the reorganization of the companies’ direct-to-home (“DTH”) satellite television platforms in Latin America. The transactions would result in DIRECTV Latin America and Sky Latin America consolidating their two DTH platforms into a single platform in each of the major territories served in the region. As part of these transactions, DIRECTV would acquire News Corporation’s interests in Sky Brasil, Innova and Sky Multi-Country Partners. The Sky Multi-Country Partners transaction closed during fiscal 2005 and the Company recognized a pre-tax loss of approximately $55 million on this transaction at that time. In February 2006, the Company completed its

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

previously announced sale of its investment in Innova, a Mexican DTH platform, to DIRECTV for $285 million. As a result of this transaction, the Company recognized a pre-tax gain of approximately $206 million, which is included in Other, net in the consolidated statement of operations for the year ended June 30, 2006. The balance of the gain was deferred due to the Company’s investment in DIRECTV, the acquirer of Innova. Upon the closing of the Innova transaction, the Company was released from both its Innova transponder lease guarantee and its guarantee under Innova’s credit agreement. The Sky Brasil transaction is expected to occur in fiscal 2007. (See Note 15 Commitments and Contingencies and Note 24 Subsequent Events).

In December 2004, the Company sold its 20% investment in Rogers Sportsnet to Rogers Broadcasting Limited for $41 million. Rogers Sportsnet operates regional sports networks in Canada covering local sports events plus national programming. For the fiscal year ended June 30, 2005, the Company recognized a gain of $39 million on this sale in Other, net in the consolidated statements of operations.

In January 2005, STAR Group Limited, a direct wholly-owned subsidiary of the Company (“STAR”), completed the acquisition of approximately 26% in Balaji Telefilms Limited, the largest television content production company in India, whose shares are listed for trading on The Stock Exchange, Mumbai and the National Stock Exchange of India for $34 million.

Impairment Review

During the year ended June 30, 2006, Gemstar-TV Guide’s common stock experienced significant volatility in its market value trading between a low of $2.24 per share on November 15, 2005 to a high of $3.89 per share on May 30, 2006, approximately 61% and 105% of the Company’s carrying value at June 30, 2006, respectively. As of June 30, 2006, the Company’s carrying value in Gemstar-TV Guide exceeded its market value by approximately $32 million.

In determining if the decline in Gemstar-TV Guide’s market value was other than temporary, the Company considered a number of factors: (1) the financial condition, operating performance and near term prospects of the investee; (2) the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; (3) analysts’ ratings and estimates of 12 month share price targets for the investee; (4) the length of the time and the extent to which the investee’s market value has been less than the carrying value of the Company’s investment; (5) the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value and (6) the recent volatility of Gemstar-TV Guide’s share price. Upon review, the Company has determined that at this time the impairment in the value of its investment in Gemstar-TV Guide is temporary.

Due to the volatility of Gemstar-TV Guide’s common stock, the Company will continue to monitor this investment for possible future impairment.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Summarized financial information

Summarized financial information for significant equity affiliates, determined in accordance with Regulation S-X of the Securities Exchange Act of 1934, as amended, accounted for under the equity method is as follows:

	For the years ended June 30,
	2006	2005	2004
	(in millions)
Revenues	$21,109	$19,734	$17,527
Operating income (loss)	3,068	(221)	525
Income (loss) from continuing operations	1,889	(67)	172
Net income (loss)	1,889	(119)	(737)

	As of June 30,
	2006	2005
	(in millions)
Current assets	$7,835	$8,012
Non-current assets	13,613	12,550
Current liabilities	5,268	4,447
Non-current liabilities	8,770	7,016

Equity affiliates of the Company have balance sheet dates consistent with the Company with the following exceptions:

Investment	Year End
Gemstar-TV Guide International, Inc.	December 31
National Geographic Channel (US)	December 31
National Geographic International	December 31
The DIRECTV Group, Inc.	December 31

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

	Useful Lives	As of June 30,
		2006	2005
		(in millions)
Land		$288	$273
Buildings and leaseholds	3 to 50 years	2,451	2,264
Machinery and equipment	2 to 30 years	5,361	4,900

		8,100	7,437
Less accumulated depreciation and amortization		(4,029)	(3,459)

		4,071	3,978
Construction in progress		684	368

Total property, plant and equipment, net		$4,755	$4,346

Depreciation and amortization related to property, plant and equipment was $676 million, $608 million and $539 million for the years ended June 30, 2006, 2005, and 2004, respectively. This includes depreciation of set-top boxes at the Direct Broadcast Satellite Television segment of $100 million, $100 million and $93 million for the years ended June 30, 2006, 2005 and 2004, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Total operating lease expense was approximately $358 million, $327 million and $342 million for the years ended June 30, 2006, 2005 and 2004, respectively.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142, the Company’s intangible assets and related accumulated amortization are as follows:

	Weighted average useful lives	As of June 30,
		2006	2005
		(in millions)
FCC licenses (a)	Indefinite-lived	$6,910	$8,485
Distribution networks	Indefinite-lived	749	745
Publishing rights & imprints	Indefinite-lived	506	501
Newspaper mastheads	Indefinite-lived	796	744
Other	Indefinite-lived	1,365	1,199

Intangible assets not subject to amortization		10,326	11,674
Film library, net of accumulated amortization of $39 million and $7 million as of June 30, 2006 and 2005, respectively (b)	20 years	584	530
Other intangible assets, net of accumulated amortization of $138 million and $ 67 million as of June 30, 2006 and 2005, respectively (b)	3 – 20 years	536	313

Total intangibles, net		$11,446	$12,517

(a)	Effective July 1, 2005, the Company adopted D-108. D-108 requires companies who have applied the residual value method in the valuation of acquired identifiable intangibles for purchase accounting and impairment testing to now use a direct value method. As a result of the adoption, the Company recorded a charge of $1.6 billion ($1 billion net of tax, or ($0.33) per diluted share of Class A Common Stock and ($0.28) per diluted share of Class B Common Stock) to reduce the intangible balances attributable to its television stations’ FCC licenses. As required, this charge has been reflected as a cumulative effect of accounting change, net of tax in the consolidated statement of operations.

The direct valuation method used for FCC Licenses requires, among other inputs, the use of published industry data that are based on subjective judgments about future advertising revenues in the markets where the Company owns television stations. This method also involves the use of management’s judgment in estimating an appropriate discount rate reflecting the risk of a market participant in the U.S. broadcast industry. The resulting fair values for FCC Licenses are sensitive to these long-term assumptions and any variations to such assumptions could result in an impairment to existing carrying values in future periods.

(b)	See Note 3 Acquisitions and Disposals.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The changes in the carrying value of goodwill, by segment, are as follows:

	Balance as of June 30, 2005	Acquisitions		Adjustments (a)	Balance as of June 30, 2006
	(in millions)
Filmed Entertainment	$976	$—		$97	$1,073
Television	3,407	—		(123)	3,284
Cable Network Programming	4,416	323	(b)	40	4,779
Direct Broadcast Satellite Television	523	—		36	559
Magazines & Inserts	257	—		—	257
Newspapers	980	—		(67)	913
Book Publishing	—	2		—	2
Other	385	1,382	(b)	(86)	1,681

Total goodwill	$10,944	$1,707		$(103)	$12,548

(a)	Adjustments primarily related to purchase price allocations for acquisitions, foreign currency translation adjustments.
(b)	See Note 3 Acquisitions and Disposals.

Amortization related to finite-lived intangible assets was $99 million, $40 million and $26 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five fiscal years is as follows: 2007—$96 million, 2008—$95 million, 2009—$90 million, 2010—$82 million and 2011—$64 million. These amounts may vary as acquisitions and disposals occur in the future and as purchase price allocations are finalized.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 9. BORROWINGS

					As of June 30,
				Note	2006	2005
					(in millions)
Bank Loans (a)
Current					$42	$32
Long-term					152	128

					$194	$160

Public Debt
Description		Original face value	Due date
6.625% Senior debentures	US$	350m	January 9, 2008	(c)	$350	$350
7.375% Senior debentures	US$	200m	October 17, 2008	(c)	200	200
4.75% Senior notes	US$	150m	March 15, 2010	(c)(d)	150	150
9.25% Senior debentures	US$	500m	February 1, 2013	(b)	500	500
8.625% Senior debentures	A$	150m	February 7, 2014	(b)	111	113
5.3% Senior debentures	US$	750m	December 15, 2014	(c)(d)	750	750
7.6% Senior debentures	US$	200m	October 11, 2015	(b)	200	200
8% Senior debentures	US$	400m	October 17, 2016	(c)	400	400
7.25% Senior debentures	US$	350m	May 18, 2018	(c)	350	350
8.25% Senior debentures	US$	250m	August 10, 2018	(b)	250	250
Liquid Yield Option™ Notes	US$	1,515m	February 28, 2021	(e)	70	880
8.875% Senior debentures	US$	250m	April 26, 2023	(b)	250	250
7.75% Senior debentures	US$	200m	January 20, 2024	(b)	200	200
7.75% Senior debentures	US$	90m	February 1, 2024	(b)	90	90
9.5% Senior debentures	US$	200m	July 15, 2024	(b)	200	200
8.5% Senior debentures	US$	200m	February 23, 2025	(b)	200	200
7.7% Senior debentures	US$	250m	October 30, 2025	(c)	250	250
7.43% Senior debentures	US$	240m	October 1, 2026	(c)	240	240
7.125% Senior debentures	US$	200m	April 8, 2028	(c)	200	200
7.3% Senior debentures	US$	200m	April 30, 2028	(c)	200	200
7.28% Senior debentures	US$	200m	June 30, 2028	(c)	200	200
7.625% Senior debentures	US$	200m	November 30, 2028	(c)	200	200
6.55% Senior notes	US$	350m	March 15, 2033	(c)(d)	350	350
8.45% Senior debentures	US$	200m	August 1, 2034	(b)	200	200
6.2% Senior debentures	US$	1,000m	December 15, 2034	(c)(d)	1,000	1,000
6.4% Senior debentures	US$	1,115m	December 15, 2035	(c)(d)	1,150	—
8.15% Senior debentures	US$	300m	October 17, 2036	(c)	300	300
6.75% Senior debentures	US$	250m	January 9, 2038	(c)	250	250
7.75% Senior debentures	US$	600m	December 1, 2045	(c)	600	600
7.9% Senior debentures	US$	150m	December 1, 2095	(c)	150	150
8.25% Senior debentures	US$	100m	October 17, 2096	(c)	100	100
Exchangeable securities				Note 10	1,572	1,516

Total public debt					11,233	10,839

Total borrowings					$11,427	$10,999

Current maturities of borrowings					42	912
Long-term borrowings					11,385	10,087

Total borrowings					$11,427	$10,999

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

At June 30, 2006, the fair value of interest bearing liabilities in aggregate amounts to $12.4 billion.

a) During fiscal 2004, a subsidiary of the Company, entered into two loan agreements with the European Bank for Reconstruction and Development in the aggregate amount of $93 million which have been fully utilized. Both loans bear interest at three-month LIBOR plus a margin of up to 5% dependent upon certain financial metrics, and are to be paid in quarterly installments over a five-year period ending in November 2009. In June 2005, the Company expanded the facility by $130 million and utilized approximately $50 million of this facility in fiscal 2005 and an additional $26 million in fiscal 2006. This loan bears interest at three-month LIBOR plus a margin of up to 3.9% dependent upon certain financial metrics, and is to be paid in quarterly installments over a seven-year period ending February 2012 and is subject to certain financial covenants. The loans are secured by certain bank accounts and share pledges of the Company’s Russian operating subsidiaries.

The cash flows from these facilities have been and are to be used to expand the Company’s businesses primarily in Russia and Eastern Europe. The Company made principal repayments of $9 million and $6 million on these loans in fiscal 2006 and fiscal 2005, respectively. At June 30, 2006, $154 million was outstanding under these loans. The total unused credit facility at June 30, 2006 and 2005 was $69 million and $86 million, respectively. (See Note 24 Subsequent Events).

b) These notes are issued under the Amended and Restated Indenture dated as of January 28, 1993, as supplemented (as supplemented, the “Indenture”), among News America Incorporated (“NAI”), the Company and the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee. These notes are direct unsecured obligations of NAI and rank pari passu with all other unsecured indebtedness of NAI. Redemption may occur, at the option of the holders, at 101% of the principal plus an accrued interest amount in certain circumstances where a change of control is deemed to have occurred. These notes are subject to certain covenants, which, among other things, restrict secured indebtedness to 10% of tangible assets and in certain circumstances limit new senior indebtedness.

c) These notes are issued under the Amended and Restated Indenture dated as of March 24, 1993, as supplemented (as supplemented, the “Indenture”), among NAI, the Company and the subsidiary guarantors named therein and The Bank of New York, as Trustee. These notes are direct unsecured obligations of NAI and rank pari passu with all other unsecured indebtedness of NAI. Redemption may occur, at the option of the holders, at 101% of the principal plus an accrued interest amount in certain circumstances where a change of control is deemed to have occurred. These notes are subject to certain covenants, which, among other things, restrict secured indebtedness to 10% of tangible assets and in certain circumstances limit new senior indebtedness.

d) In December 2004, the Company issued approximately $750 million of 5.30% Senior Notes due 2014 and $1,000 million of 6.20% Senior Notes due 2034 for general corporate purposes. The Company received proceeds of $1,743 million on the issuance of this debt, net of expenses.

In December 2005, the Company issued $1,150 million of 6.40% Senior Notes due 2035. The Company received proceeds of approximately $1,133 million on the issuance of this debt, net of expenses.

e) In February 2001, the Company issued Liquid Yield Option™ Notes (“LYONs”) which pay no interest and have an aggregate principal amount at maturity of $1,515 million representing a yield of 3.5% per annum on the issue price. The holders may exchange the notes at any time into Class A Common Stock or, at the option of the Company, the cash equivalent thereof at a fixed exchange rate of 24.2966 shares of Class A Common Stock per $1,000 note. The LYONs are redeemable at the option of the holders on February 28, 2011 and February 28, 2016 at a price of $706.82 and $840.73, respectively. The Company, at its election, may satisfy the redemption amounts in cash, Class A Common Stock or any combination thereof. The Company can redeem the notes in cash at any time on or after February 28, 2006 at specified redemption amounts.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

On February 28, 2006, 92% of the LYONs were redeemed for cash at the specified redemption amount of $594.25 per LYON. Accordingly, the Company paid an aggregate of approximately $831 million to the holders of the LYONs that had exercised this redemption option. The pro-rata portion of unamortized deferred financing costs relating to the redeemed LYONs approximating $13 million was recognized and included in Other, net in the consolidated statement of operations for the fiscal year ended June 30, 2006.

The LYONs constitute senior indebtedness of NAI and rank equal in right of payment with all present and future senior indebtedness of NAI. The Company and the subsidiary guarantors have each fully and unconditionally guaranteed the LYONs. The notes, which have been recorded at a discount, are being accreted using the effective interest rate method.

Interest Expense, Net

Interest expense, net consists of

	For the years ended June 30,
	2006	2005	2004
	(in millions)
Interest income	$246	$200	$152
Interest expense	(819)	(767)	(726)
Interest capitalized	28	31	42

Interest expense, net	$(545)	$(536)	$(532)

Ratings of Public Debt

The table below summarizes the Company’s credit ratings as of June 30, 2006.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa 2	Stable
Standard & Poor’s	BBB	Stable

Original Currencies of Borrowings

Borrowing are payable in the following currencies:

	As of June 30,
	2006	2005
	(in millions)
United States Dollars	$11,312	$10,862
A$150 million (2005 A$150 million) Australian Dollars	111	113
Other currencies	4	24

Total borrowings	$11,427	$10,999

At June 30, 2006, the impact of foreign currency movements on borrowings was not material.

On June 27, 2003, NAI entered into a new $1.75 billion Five Year Credit Agreement (the “Credit Agreement”) with Citibank N.A., as administrative agent, JP Morgan Chase Bank, as syndication agent, and the lenders named therein. News Corporation, FEG Holdings, Inc., FEG, News America Marketing FSI, Inc., News Publishing Australia Limited and News Australia Holdings Pty Limited are guarantors (the “Guarantors”) under

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

the Credit Agreement. The Credit Agreement provides a $1.75 billion revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit and expires on June 30, 2008. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the Credit Agreement include the requirement that the Company maintain specific gearing and interest coverage ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.15% regardless of facility usage. The Company pays interest of a margin over LIBOR for borrowings and a letter of credit fee of 0.60%. The Company pays additional fees of 0.125% if borrowings under the facility exceed 25% of the committed facility. The interest and fees are based on the Company’s current debt rating. At June 30, 2006, letters of credit representing approximately $180 million were issued under the Credit Agreement. The total unused credit facility as of June 30, 2006 and 2005 amounted to $1,570 million and $1,582 million, respectively.

NOTE 10. EXCHANGEABLE SECURITIES

TOPrS

In November 1996, the Company, through a trust (the “Exchange Trust”) wholly-owned by NAI, issued 10 million 5% TOPrS for aggregate gross proceeds of $1 billion. Such proceeds were invested in (i) preferred securities representing a beneficial interest of NAI’s 5% Subordinated Discount Debentures due November 12, 2016 (the “Subordinated Debentures”) and (ii) 10,000,000 warrants to purchase from NAI ordinary shares of BSkyB (the “Warrants”). During 2003, approximately 85% of the Company’s outstanding TOPrS and related warrants were redeemed. As of June 30, 2006, approximately 1.5 million TOPrS and 1 million warrants remain outstanding. These investments represent the sole assets of the Exchange Trust. Cumulative cash distributions are payable on the TOPrS at an annual rate of 5%. The TOPrS have a mandatory redemption date of November 12, 2016 or earlier to the extent of any redemption by NAI of any Subordinated Debentures or Warrants. The Company has the right to pay cash equal to the market value of the BSkyB ordinary shares for which the Warrants are exercisable in lieu of delivering freely tradable shares. The Company and certain of its direct and indirect subsidiaries have certain obligations relating to the TOPrS, the preferred securities representing a beneficial interest in the Subordinated Debentures, the Subordinated Debentures and Warrants which amount to a full and unconditional guarantee of the respective issuer’s obligations with respect thereto.

The total net proceeds from the issuance of the TOPrS were allocated between the fair value of the obligation and the fair value of the Warrants on their date of issuance. The fair value of the Warrants are determined at the end of each period using the Black-Scholes method. The fair values of the obligation has been recorded in non-current borrowings and in accordance with SFAS No. 133, the Warrants are reported at fair value and in non-current other liabilities. The fair value of the obligation is accreted to its maturity value through the effective interest method. (See Note 17 Other, net) A significant variance in the price of the underlying stock could have a material impact on the operating results of the Company.

As of June 30, 2006, $128 million and $26 million of the TOPrS were included in borrowings and non-current liabilities, respectively, on the consolidated balance sheet. As of June 30, 2005, $127 million and $33 million of the TOPrS were included in borrowings and non-current liabilities, respectively, on the consolidated balance sheet.

BUCS

During 2003, News Corporation Finance Trust II (the “Trust”) issued an aggregate of $1.655 billion 0.75% BUCS representing interests in debentures issued by NAI and guaranteed on a senior basis by the Company and certain of its subsidiaries. The net proceeds from the BUCS issuance were used to purchase approximately 85%

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

of the Company’s outstanding TOPrS. The BUCS are exchangeable at the holders’ option into BSkyB ordinary shares based on an exchange ratio of 77.09 BSkyB ordinary shares per $1,000 original liquidation amount of BUCS. The trust may pay the exchange market value of each BUCS in cash, by delivering ordinary shares of BSkyB or a combination of cash and ordinary shares of BSkyB.

The holders also have the right to tender the BUCS for redemption on March 15, 2010, March 15, 2013 or March 15, 2018 for payment of the adjusted liquidation preference plus accrued and unpaid distributions and any final period distribution in, at the Company’s election, cash, BSkyB ordinary shares, the Company’s Class A Common Stock or any combination thereof.

The Company may redeem the BUCS for cash, BSkyB ordinary shares or a combination thereof in whole or in part, at any time on or after March 20, 2010, at the adjusted liquidation preference of the BUCS plus any accrued and unpaid distributions and any final period distribution thereon.

The total net proceeds from the issuance of the BUCS were allocated between the fair value of the obligation and the fair value of the exchange feature. The fair values of the obligation and the exchange feature were determined by pricing the issuance with and without the exchange feature. The fair values of the obligation has been recorded in non-current borrowings and in accordance with SFAS No. 133, the call option feature of the exchangeable debentures is reported at fair value and in non-current other liabilities. The fair value of the obligation is being accreted to its maturity value through the effective interest method. (See Note 17 Other, net) A significant variance in the price of the underlying stock could have a material impact on the operating results of the Company.

As of June 30, 2006, $1,444 million and $235 million of the BUCS were included in borrowings and non-current liabilities, respectively, on the consolidated balance sheet. As of June 30, 2005, $1,389 million and $152 million of the BUCS were included in borrowings and non-current liabilities, respectively, on the consolidated balance sheet.

NOTE 11. FILM PRODUCTION FINANCING

Considering the competitive environment and costs associated with film production, film studios, including the Company, constantly evaluate the risks and rewards of film production. Various strategies are used to balance risk with capital needs, including, among other methods, co-production, contingent profit participations, acquisition of distribution rights only and insurance.

NOTE 12. STOCKHOLDERS’ EQUITY

Preferred Stock and Common Stock

Under the News Corporation Restated Certificate of Incorporation, the Company’s Board of Directors (the “Board”) is authorized to issue shares of preferred stock or common stock at any time, without stockholder approval, and to determine all the terms of those shares, including the following:

(i) the voting rights, if any, except that the issuance of preferred stock or series common stock which entitles holders thereof to more than one vote per share requires the affirmative vote of the holders of a majority of the combined voting power of the then outstanding shares of the Company’s capital stock entitled to vote generally in the election of directors;

(ii) the dividend rate and preferences, if any, which that preferred stock or common stock will have compared to any other class; and

(iii) the redemption and liquidation rights and preferences, if any, which that preferred stock or common stock will have compared to any other class.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Any decision by the Board to issue preferred stock or common stock must, however, be taken in accordance with the Board’s fiduciary duty to act in the best interest of the Company’s stockholders. The Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.01, of which 9,000,000 preferred shares have been designated as Series A Junior Participating Preferred Stock, par value $0.01 per share. As of June 30, 2006, there were no shares of preferred stock, including Series A Junior Participating Preferred Stock, issued and outstanding. The Board has the authority, without any further vote or action by the stockholders, to issue preferred stock in one or more series and to fix the number of shares, designations, relative rights (including voting rights), preferences, qualifications and limitations of such series to the full extent permitted by Delaware law.

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

As of June 30, 2006, there were approximately 56,000 holders of record of shares of Class A Common Stock and 1,700 holders of record of Class B Common Stock.

In the event of a liquidation or dissolution of the Company, or a portion thereof, holders of Class A Common Stock and Class B Common Stock shall be entitled to receive all of the remaining assets of the Company available for distribution to its stockholders, ratably in proportion to the number of shares held by Class A Common Stock stockholders and Class B Common Stock stockholders, respectively. In the event of any merger or consolidation with or into another entity, the holders of Class A Common Stock and the holders of Class B Common Stock shall be entitled to receive substantially identical per share consideration.

Stockholder Rights Plan

In fiscal 2005 the Board adopted a stockholder rights plan (the “Rights Plan”).

Under the Rights Plan, each stockholder of record received a distribution of one right for each share of voting and non-voting common stock of the Company (the “Rights”).

Initially, the Rights will be represented by the Company’s common stock certificates, will not be traded separately from the common stock and will not be exercisable.

The Rights will become exercisable only if a person or group obtains ownership (defined to include stock which a person has the right to acquire, regardless of whether such right is subject to the passage of time or the satisfaction of conditions), or announces a tender offer that would result in ownership of 15% or more of the Company’s voting common stock, at which time each Right would enable the holder of such Right to buy additional stock of the Company. Following the acquisition of 15% or more of the Company’s voting common stock, the holders of Rights (other than the acquiring person or group) will be entitled to purchase from the Company shares of the Company’s voting or non-voting common stock, as applicable, at half price, and in the event of a subsequent merger or other acquisition of the Company, to buy shares of common stock of the acquiring entity at half price. The Rights Plan grandfathered holdings of voting common stock and disclosed contracts permitting the acquisition of voting common stock in each case that existed at the time the Right Plan was adopted, including the then existing holdings of the Murdoch family and affiliated entities and Liberty Media Corporation (“Liberty”), but any additional acquisitions (subject to a 1% cushion granted to all exempt holders) by the Murdoch family and its affiliated entities or by Liberty and its affiliated entities would trigger the

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Rights. On August 10, 2005, the Company announced that the Board of Directors determined to extend the expiration date of the Rights Plan for an additional two-year period, expiring in November 2007. Each Right permits the holder to spend $80 for the purchases described above. On April 13, 2006, the Company agreed to a settlement of a lawsuit regarding the extension of its stockholder rights plan. On August 8, 2006, the Company announced that, in accordance with the terms of the settlement of a lawsuit regarding the Company’s stockholder rights plan, the Board approved the adoption of an Amended and Restated Rights Plan, extending the term of the Company’s existing stockholder rights plan from November 7, 2007 to October 20, 2008. (See Note 15 Commitments and Contingencies for more information on the settlement and Note 24 for more information on the Amended and Restated Rights Plan).

Stock Repurchase Program

In June 2005, the Company announced a stock repurchase program under which the Company is authorized to acquire from time to time up to an aggregate of $3 billion in Class A Common Stock and Class B Common Stock. In May 2006, the Company announced that the Board had authorized increasing the total amount of the stock repurchase program to $6 billion. The Company repurchased approximately 125 million and approximately 30 million shares during the year ended June 30, 2006 and 2005, respectively. The remaining authorized amount at June 30, 2006, excluding commissions under the Company’s stock repurchase program is approximately $3,442 million.

The repurchases will be made through open market transactions. The timing of such transactions and class of shares purchased will depend on a variety of factors, including market conditions. The program is expected to be completed within two years. The Company expects that the number of shares of Class A Common Stock and Class B Common Stock subject to the repurchase will be approximately equal, but the timing of such transactions and class of shares purchased will depend on a variety of factors, including market conditions. The program may be suspended or discontinued at any time.

Dividends

The total dividends declared related to fiscal 2006 results were $0.12 per share of Class A Common Stock and $0.10 per share of Class B Common Stock. In August 2006, the Company declared the final dividend on fiscal 2006 results of $0.06 per share for Class A Common Stock and $0.05 per share for Class B Common Stock. This together with the interim dividend of $0.06 per share of Class A Common Stock and a dividend of $0.05 per share of Class B Common Stock constitute the total dividend relating to fiscal 2006.

	For the years ended June 30,
	2006	2005	2004
Cash dividends paid per share
Class A	$0.13	$0.10	$0.10
Class B	$0.13	$0.04	$0.04

NOTE 13. EQUITY BASED COMPENSATION

News Corporation 2005 Long-Term Incentive Plan

The Company has adopted the News Corporation 2005 Long-Term Incentive Plan (the “2005 Plan”) under which equity based compensation, including stock options, restricted stock, restricted stock units (“RSUs”) and other types of awards, may be granted. Such equity grants under the 2005 Plan will generally vest over a four-year period and expire ten years from the date of grant. The Company’s employees and directors are entitled to

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

participate in the 2005 Plan. The Compensation Committee of the Board (the “Compensation Committee”) will determine the recipients, type of award to be granted and amounts of awards to be granted under the 2005 Plan. Stock options awarded under the 2005 Plan will be granted at exercise prices which are equal to or exceed the market price at the date of grant. The 2005 Plan replaced the Company’s News Corporation 2004 Stock Option Plan under which no additional stock options will be granted. The maximum number of shares of Class A Common Stock that may be issued under the 2005 Plan is 165 million shares. The remaining shares available for issuance under the 2005 Plan at June 30, 2006 were approximately 149 million. The Company will issue new shares of Class A Common Stock for award upon exercises of stock options or vesting of stock-settled RSUs.

The fair value of equity based compensation under the 2005 Plan will be calculated according to the type of award issued.

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

RSU awards are grants that entitle the holder to shares of Class A Common Stock as the award vests, subject to the 2005 Plan and such other terms and conditions as the Compensation Committee may establish. RSUs issued under the 2005 Plan are fair valued based upon the fair market value of Class A Common Stock on the grant date. Any person who holds RSUs shall have no ownership interest in the shares of Class A Common Stock to which such RSUs relate until and unless shares of Class A Common Stock are delivered to the holder. All shares of Class A Common Stock reserved for cancelled or forfeited stock-based compensation awards or for awards that are settled in cash become available for future grants. Certain RSU awards are settled in cash and are subject to terms and conditions of the 2005 Plan and such other terms and conditions as the Compensation Committee may establish. During the year ended June 30, 2006, the Company issued 16.2 million RSUs which primarily vest over four years. The RSUs are payable in shares of the Class A Common Stock, upon vesting, except for approximately 3.0 million RSUs that will be settled in cash. During the year ended June 30, 2006, approximately 295,000 RSUs vested, of which approximately 125,000 were settled in stock and 170,000 were settled in cash.

The following table summarizes the activity related to the Company’s RSUs to be settled in stock:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
(Shares in thousands)
Unvested restricted stock units at July 1, 2005	—	$—
Granted	13,187	15.38
Vested	(125)	16.93
Cancelled	(201)	15.24

Unvested restricted stock units at June 30, 2006	12,861	$15.37

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

News Corporation 2004 Stock Option Plan and 2004 Replacement Stock Option Plan

As a result of the Reorganization, all preferred limited voting ordinary shares which the Company issued stock options over were cancelled and holders received in exchange stock options for shares of Class A Common Stock of the Company on a one-for-two basis with no change in the original terms under the News Corporation 2004 Stock Option Plan and 2004 Replacement Stock Option Plan (collectively, the “2004 Plan”). In addition, all other outstanding stock options to purchase preferred limited voting ordinary shares were adjusted to be exercisable into shares of Class A Common Stock subject to the one-for-two share exchange. Prior to the Reorganization, stock options were granted to employees with Australian dollar exercise prices.

Under the 2004 Plan, equity grants generally vest over a four-year period and expire ten years from the date of grant. The equity awards were granted with exercise prices that are equal to or exceed the market price at the date of grant and were valued, in Australian dollars. No future grants will be issued under the 2004 Plan and the 2004 Plan automatically terminates in 2014.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal years ending June 30:

	2006	2005	2004
Weighted average risk free interest rate	4.94%	4.08%	5.60%
Dividend yield	0.7%	0.9%	0.9%
Expected volatility	29.52%	35.38%	41.83%
Maximum expected life of options	7 years	7 years	7 years

The fair value of each outstanding stock option award under the 2004 Plan was estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions; expected volatility was based on historical volatility of the Class A Common Stock; expected term of stock options granted was derived from the historical activity of the Company’s stock options and represented the period of time that stock options granted were expected to be outstanding; weighted average risk-free interest rate was an average of the interest rates of Australian government bonds with similar lives on the dates of the stock option grants; and dividend yield was calculated as an average of a ten year history of the Company’s yearly dividend divided by the fiscal year’s closing stock price.

Other

The Company operates an employee share ownership scheme in the United Kingdom. This plan enables employees to enter into fixed-term savings contracts with independent financial institutions linked to an option for Class A Common Stock. The savings contracts can range from three to seven years with an average expected life of four years. During the years ended June 30, 2006, 2005 and 2004, the Company granted approximately 341,000, approximately 1.4 million and approximately 556,000 stock options under this scheme, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table summarizes information about the Company’s stock option transactions for all the Company’s stock option plans (options in thousands):

	2006			2005			2004
	Options	Weighted average exercise price		Options	Weighted average exercise price		Options	Weighted average exercise price
		(in US$)	(in A$)		(in US$)	(in A$)		(in US$)	(in A$)
Outstanding at the beginning of the year	131,367	$13.97	$23.35	143,849	$13.69	$23.13	136,299	$13.44	$23.13
Granted	935	16.36	*	1,519	14.04	18.70	26,767	12.97	19.73
Exercised	(16,102)	10.32	16.74	(6,273)	10.09	15.96	(9,738)	8.77	14.00
Cancelled	(5,319)	13.98	24.27	(7,728)	11.95	20.97	(9,479)	13.05	22.99

Outstanding at the end of the year	110,881	$14.52	$24.50	131,367	$13.97	$23.35	143,849	$13.69	$23.13

Vested and unvested expected to vest at June 30, 2006	110,881
Exercisable at the end of the year	102,055			95,638			82,549
Weighted average fair value of options granted		$4.20	*		$6.74	$8.66		$7.13	$10.01

*	Granted in U.S. dollars.

The exercise prices for the stock options issued prior to the Reorganization in November 2004 are in Australian dollars. The U.S. dollar equivalents presented above have been converted at historical exchange rates; therefore, the proceeds from the exercise of these options may differ due to fluctuations in exchange rates in periods subsequent to the date of the grants.

The Company issued 1,325,000 SARs in both fiscal 2005 and fiscal 2004 at exercise prices of $15.20 and $12.99, respectively. As of June 30, 2006, none of the SARs have been exercised and 331,250 of the SARs issued in fiscal 2005 and 662,500 of the SARs issued in fiscal 2004 were vested and exercisable. No SARs were issued in fiscal 2006.

The following table summarizes information about the Company’s stock option transactions (options in thousands):

Tranches	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Exercisable Options	Weighted Average Exercise Price
(in US$)		(in US$)			(in US$)
$3.80	28	3.80	0.48	28	3.80
$6.49 to $9.68	25,692	8.52	5.30	19,108	8.96
$9.96 to $14.70	57,490	12.86	4.93	55,248	12.89
$15.20 to $22.38	15,658	20.35	4.03	15,658	20.35
$23.25 to $27.74	12,013	27.74	3.35	12,013	27.74

	110,881	$14.52		102,055	$15.05

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NDS Option Schemes

NDS has three executive share option schemes (“the NDS Plans”). The NDS Plans provide for the grant of options to purchase Series A ordinary shares in NDS with a maximum term of ten years. Stock options granted under the NDS Plans vest over a four-year period. The NDS Plans authorize stock options to be granted subject to a maximum of 10% of the ordinary shares of NDS on issue at the date of grant. All NDS employees are entitled to participate in the NDS Plans, however (with the exception of the employee share ownership schemes which are open to all), management determines to whom and how many options are granted.

A summary of the NDS options (options in thousands):

	2006		2005		2004
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
		(in US$)		(in US$)		(in US$)
Outstanding at the beginning of the year	4,338	$18.17	4,844	$14.60	4,208	$14.06
Granted	942	43.13	721	32.78	864	17.12
Exercised	(1,555)	14.00	(1,132)	11.92	(203)	11.01
Cancelled	(34)	20.05	(95)	21.66	(25)	39.66

Outstanding at the end of the year	3,691	$26.28	4,338	$18.17	4,844	$14.60

Vested and unvested expected to vest at June 30, 2006	3,670
Exercisable at the end of the year	2,150		2,872		2,729
Weighted average fair value of options granted		$29.42		$23.59		$11.94

The fair value of each NDS stock option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model, with the following assumptions: weighted average risk-free interest rate of 4.50%; dividend yield of 0%; expected volatility of 72%; and expected life of stock options of 6.3 years.

The aggregate intrinsic value of stock options exercised for all of the Company’s plans presented during fiscal 2006, 2005 and 2004 was $123 million, $51 million and $43 million, respectively.

The expense related to equity-based compensation was $132 million for the year ended June 30, 2006. In fiscal 2006, the Company received $222 million in cash from stock option exercises and recognized a tax benefit of $35 million on stock options exercised for all plans presented. In fiscal 2005, the Company received $88 million in cash from stock option exercises and recognized a tax benefit of $12 million on stock options exercised for all plans presented. In fiscal 2004, the Company received $80 million in cash from stock option exercises and recognized a tax benefit of $12 million on stock options exercised for all plans presented.

At June 30, 2006, the Company’s total compensation cost related to non-vested stock options, SARs and RSUs not yet recognized for all plans presented is approximately $236 million, a portion of which is expected to be recognized over the next three fiscal years. Compensation expense on all stock-based awards is recognized on a straight line basis over the vesting period of the entire award.

On May 3, 2005, the Compensation Committee approved the acceleration of vesting of unvested out-of-the-money stock options granted under the 2004 Plan. The affected stock options are those with exercise prices greater than A$19.74 per share, which was the closing price of the Class A Common Stock (as traded on the Australian Stock Exchange in the form of CHESS Depositary Interests) on May 2, 2005. Prior to the

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Reorganization, stock options were granted to employees with Australian dollar exercise prices. As a result of this action, the vesting of approximately 19,862,000 previously unvested stock options was accelerated and became exercisable. None of the unvested stock options held by directors, some of whom have options with exercise prices in excess of A$19.74, were accelerated.

The Compensation Committee’s decision to accelerate the vesting of these stock options was in anticipation of the related compensation expense that would be recorded subsequent to the Company’s adoption of SFAS 123R. In addition, the Compensation Committee considered that because these stock options had exercise prices in excess of the prevailing market value on May 2, 2005 they were not fully achieving their original objectives of incentive compensation and employee retention, and it believed that the acceleration would have a positive effect on employee morale. Incremental expense of approximately $100 million ($65 million, net of tax) associated with the acceleration was recorded in the fiscal 2005 pro forma disclosure.

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

	For the years ended June 30,
	2005	2004
	(in millions except per share data)
Net income, as reported	$2,128	$1,533
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(184)	(89)
Pro forma net income	$1,944	$1,444

Basic earnings per share:
As reported:
Class A	$0.74	$0.58
Class B	$0.62	$0.49
Pro forma:
Class A	$0.68	$0.55
Class B	$0.57	$0.46

Diluted earnings per share:
As reported:
Class A	$0.73	$0.58
Class B	$0.61	$0.48
Pro forma:
Class A	$0.67	$0.55
Class B	$0.56	$0.45

As a result of adopting SFAS 123R on July 1, 2005, the Company’s income from continuing operations before income tax expense and minority interest in subsidiaries and net income for the year ended June 30, 2006, were $53 million and $35 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). Basic and diluted earnings per share for the year ended June 30, 2006 are each $0.01 lower for both Class A Common Stock and Class B Common Stock, than if the Company had continued to account for share-based compensation under APB 25.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 14. RELATED PARTIES

Director transactions

Mr. Shuman served as a non-executive Director of the Company through October 2005 and was named Director Emeritus effective October 2005. He is also the Managing Director of Allen & Company LLC, a U.S. based investment bank. In fiscal 2006, total fees paid to Allen & Company LLC were approximately $6.1 million. There were no fees paid to Allen & Company LLC in fiscal 2005. In fiscal 2004, total fees paid to Allen & Company LLC were $3.9 million.

Mr. Aznar, a Director of the Company, holds a 50% interest in Famaztella S.L. (“Famaztella”), a private consulting firm, which provided advisory services to the Company related to its global corporate strategy. Since September 1, 2004, Famaztella received €10,000 per month for its services. The consultancy agreement between Famaztella and the Company was terminated on June 20, 2006, immediately preceding Mr. Aznar’s appointment to the Board.

Freud International LLP, which is run by Matthew Freud, Elisabeth Murdoch’s husband, has provided external support to the press and publicity activities of the Company during fiscal year 2006 amounting to approximately $500,000. At June 30, 2006, there were no outstanding amounts due to or from Freud International LLP. Freud International LLP did not provide any services to the Company prior to fiscal 2006.

During fiscal 2004, Mr. K. R. Murdoch purchased real estate from the Company for its fair market value of $13 million in cash. The Company recorded a gain on the sale of $0.8 million.

In fiscal 2000, the Company advanced $1 million to Mr. Chase Carey, a Director of the Company, in connection with the Director’s relocation when he was an employee of the Company. Mr. Carey resigned from his position as an executive of the Company in January 2004, but continued as a Director. In fiscal 2004, concurrent with the resignation of Mr. Carey as an Executive, the Company cancelled his outstanding advance of $1 million and Mr. Carey received compensation totaling $1.3 million.

Related entities

Prior to the Company’s acquisition of the remaining interest in QPL on November 12, 2004 (See Note 3 Acquisitions and Disposals), QPL was considered a related entity to the Company. Cruden Group, which Mr. K.R. Murdoch, by reason of his beneficial and trustee interest, was deemed to have an interest, controlled QPL. Primarily, QPL participated in the Company’s newsprint supply agreement which allowed QPL to purchase at the Company’s negotiated rates. In addition, QPL and the Company utilized each other’s printing facilities and shared the same call center to sell advertising on a group basis. The net value of these transactions was $16 million for the period of July 1, 2004 through November 11, 2004, and $55 million for the year ended June 30, 2004.

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

	For the years ended June 30,
	2006	2005	2004
	(in millions)
Related party revenue, net of expense	$1,143	$1,008	$692

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table sets forth the amount of accounts receivable due from and payable to related parties outstanding on the consolidated balance sheets:

	As of June 30,
	2006	2005
	(in millions)
Accounts receivable from related parties	$371	$228
Accounts payable to related parties	38	55

Liberty Transactions

In March 2003, the Company and Liberty entered into an agreement under which Liberty had the right to purchase $500 million of the Class A Common Stock at $10.75 per share. In October 2003, Liberty exercised its right and purchased $500 million of Class A Common Stock at $10.75 per share and the proceeds received were used by the Company to partially fund the acquisition of DIRECTV. As of June 30, 2006, Liberty’s economic equity ownership in the Company was approximately 16% and its voting interest was approximately 19%.

NOTE 15. COMMITMENTS AND CONTINGENCIES

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2006.

	As of June 30, 2006
	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Contracts for Capital Expenditure
Land and buildings	$256	$227	$29	$—	$—
Plant and machinery	557	360	197	—	—
Operating leases (a)
Land and buildings	3,039	232	425	363	2,019
Plant and machinery	997	202	289	163	343
Other commitments
Borrowings	9,855	42	661	188	8,964
Exchangeable securities	1,572	—	—	1,444	128
News America Marketing (b)	464	96	167	104	97
Sports programming rights (c)	12,665	2,795	3,924	3,034	2,912
Entertainment programming rights	4,210	1,521	1,536	764	389
Other commitments and contractual obligations	1,095	521	489	84	1

Total commitments, borrowings and contractual obligations	$34,710	$5,996	$7,717	$6,144	$14,853

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The Company also has certain contractual arrangements in relation to certain investees that would require the Company to make payments or provide funding if certain circumstances occur (“contingent guarantees”). The Company does not expect that these contingent guarantees will result in any material amounts being paid by the Company in the foreseeable future. The timing of the amounts presented in the table below reflect when the maximum contingent guarantees will expire and does not indicate that the Company expects to incur an obligation to make payments during that time frame.

	As of June 30, 2006
	Total Amounts Committed	Amount of Guarantees Expiration Per Period
Contingent Guarantees		1 year	2 – 3 years	4 – 5 years	After 5 years
	(in millions)
Transponder lease (d)	$321	$26	$53	$53	$189
Star Channel Japan (e)	71	71	—	—	—
Sky Brasil credit agreement (f)	210	—	210	—	—
Other	38	28	10	—	—

	$640	$125	$273	$53	$189

(a)	The Company leases transponders, office facilities, warehouse facilities, equipment and microwave transmitters used to carry broadcast signals. These leases, which are classified as operating leases, expire at certain dates through fiscal 2036. In addition, the Company leases various printing plants, which leases expire at various dates through fiscal 2095.
(b)	News America Marketing (“NAMG”), a leading provider of in-store marketing products and services primarily to consumer packaged goods manufacturers, enters into agreements with retailers to rent space for the display of point of service advertising.
(c)	The Company’s current contract with MLB grants the Company rights to telecast certain regular season and all post-season MLB games. The contract began with the 2001 MLB season and ends with the 2006 MLB season. For the duration of the term of its contract with MLB, the Company has sublicensed telecast rights to certain MLB post-season games to The Walt Disney Company, and is entitled to be paid a sublicense fee over the remaining term. The amounts reflected on this schedule have not been reduced by the sublicense.

In July 2006, the Company entered into a new seven-year deal with MLB through the 2013 MLB season. Sports programming rights have not been updated to reflect the new MLB deal. (See Note 24 Subsequent Events)

Under the Company’s contract with the National Football League (“NFL”), remaining future minimum payments for program rights to broadcast certain football games are payable over the remaining term of the contract through fiscal 2012.

The Company’s contracts with the National Association of Stock Car Auto Racing (“NASCAR”) give the Company rights to broadcast certain races and ancillary content through calendar year 2014.

The Company acquired the exclusive rights to transmit and exploit the broadcast of the 2007 Cricket World Cup and other related events through fiscal 2007. The Company has guaranteed its subsidiaries obligations under this contract and has been granted the first right of refusal and the last right to match the highest bid received for the broadcast rights in their respective territories.

In addition, the Company has certain other local sports broadcasting rights.

(d)	The Company has guaranteed a transponder lease for an associated company operating in Latin America. The guarantee expires in fiscal 2019. (See Note 6 Investments and Note 24 Subsequent Events).

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(e)	The Company has guaranteed a bank loan facility of $71 million for an equity affiliate. The facility covers a term loan of $53 million (¥6.1 billion) which matures in June 2007, and an agreement for an overdraft with $18 million (¥2.0 billion) outstanding. The Company would be liable under this guarantee, to the extent of default by the equity affiliate.

(f)	In August 2004, the Company guaranteed the obligations of Sky Brasil, an equity affiliate of the Company, under a $210 million three-year credit agreement with JP Morgan Chase Bank and Citibank N.A. (See Note 6 Investments and Note 24 Subsequent Events).

As of June 30, 2006 the Company was contractually obligated to approximately $576 million and $71 million in the United Kingdom and Australia, respectively, for new printing plants and related costs. All firm commitments related to these projects are included in the capital expenditure lines disclosed in the commitments table above.

In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the total accrued benefit liability for pension and other postretirement benefit plans recognized as of June 30, 2006 was $342 million. (see Note 16 Pensions and Other Postretirement Benefits). This amount is impacted by, among other items, statutory funding levels, changes in plan demographics and assumptions, and investment return on plan assets. Because of the current overall funded status of our material plans, the accrued liability does not represent expected near-term liquidity needs and accordingly the Company did not include this amount in the contractual obligations table.

Contingencies

The Company is party to several purchase and sale arrangements, which become exercisable over the next ten years by the Company or the counter-party to the agreement. Total contingent receipts/payments under these agreements (including cash and stock) have not been included in the Company’s financial statements.

NOOH owns and operates outdoor advertising companies primarily located in Eastern Europe and also owns 68% of Media Support Services Limited, an outdoor advertising company with operating subsidiaries located in Russia. The minority stockholders of Media Support Services Limited had the right to sell a portion of their interests to NOOH during the first quarter of fiscal 2007 and have exercised those rights. The minority stockholders have the right to sell the remainder of their interests after June 2010. The Company believes that the exercise of these sale rights, if any, will not have a material effect on its consolidated financial condition, future results of operations or liquidity.

Stockholder Litigation

On October 6, 2005, 13 professionally managed investment funds that own the Company’s stock filed a complaint in the Court of Chancery of the State of Delaware against the Company and its individual directors. The complaint, captioned Unisuper et al. v. News Corp., C.A. No. 1699-N, raised claims of breach of contract, promissory estoppel, fraud, negligent misrepresentation and breach of fiduciary duty relating to the policy of the Board policy concerning the Company’s stockholder rights plan, and the August 2005 decision of the Board to extend the expiration of the existing stockholder rights plan until November 8, 2007.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

At the Company’s 2006 annual meeting of stockholders, the Company’s stockholders will be asked to approve an extension of the existing rights plan to October 2008, with the Company having the right to extend the rights plan for one year if the situation with Liberty, which led to the adoption of the rights plan, remains unresolved. If the Company’s stockholders vote in favor of the rights plan, then at the expiration of the existing rights plan or any other rights plan, the Company may adopt subsequent rights plans of one-year duration without stockholder approval, subject to interim periods of nine months between rights plans. If during or prior to any interim period, any stockholder (i) acquires 5 percent or more of the Company’s voting stock, (ii) offers to purchase voting stock or assets that would result in their owning 30 percent or more of the Company’s voting stock or assets or (iii) in certain other circumstances, the Company may immediately adopt a new rights plan of one-year duration. The Company may, of course, also adopt new rights plans or extend existing rights plans of unlimited duration with stockholder approval. The provisions discussed in this paragraph shall be in effect until the twentieth anniversary of the Annual Meeting. The terms of the settlement agreement are not intended to limit, restrict or eliminate the ability of the Company’s stockholders under applicable Delaware law to amend the Company’s certificate of incorporation in any manner. As part of the settlement, the Company has agreed to pay the plaintiffs’ attorneys fees and expenses in the litigation.

On April 18, 2006, the Delaware Court of Chancery entered a scheduling order (the “Scheduling Order”) (i) preliminarily approving the lawsuit as a class action on behalf of the class of Plaintiffs (the “Class”) set forth in the Stipulation of Settlement and (ii) setting the date for a hearing for the purposes of: (a) determining whether the action should be certified as a class action, (b) determining whether the terms of the proposed settlement are fair, reasonable and in the best interests of the Class, and (c) considering the application of Plaintiffs’ counsel for an award of attorneys’ fees and expenses. The settlement hearing was held on May 23, 2006. Liberty filed an objection to the settlement. Before approving the settlement, the Court instructed the parties to clarify the terms of the releases that they were providing each other in order to make them easier to read, and to make express that claims against the parties based on future conduct were not being released. On June 1, 2006, the Court issued its order and final judgment approving the settlement.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

On October 24, 2005, NDS filed its Amended Answer with Counterclaims, alleging that Echostar misappropriated NDS’s trade secrets, violated the Computer Fraud and Abuse Act and engaged in unfair competition. On November 8, 2005, Echostar moved to dismiss NDS’s counterclaims for conversion and claim and delivery, arguing that these claims were preempted and time-barred. Echostar also moved for a more definite statement of NDS’s trade secret misappropriation claim. On December 8, 2005, the court granted in part and denied in part Echostar’s motion to dismiss and for a more definite statement, but granted NDS leave to file amended counterclaims. On December 13, 2005, NDS filed its Second Amended Answer with Counterclaims, which Echostar answered on December 27, 2005. The court has set this case for trial in April 2008.

Sogecable Litigation

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

Intermix

FIM Transaction

On August 26, 2005 and August 30, 2005, two purported class action lawsuits captioned, respectively, Ron Sheppard v. Richard Rosenblatt et. al., and John Friedmann v. Intermix Media, Inc. et al., were filed in the California Superior Court, County of Los Angeles. Both lawsuits named as defendants all of the then incumbent members of the Intermix Board, including Mr. Rosenblatt, Intermix’ former Chief Executive Officer, and certain entities affiliated with VantagePoint Venture Partners, a former major Intermix stockholder. The complaints alleged that, in pursuing the transaction whereby Intermix was to be acquired by FIM (the “FIM Transaction”)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

and approving the related merger agreement, the director defendants breached their fiduciary duties to Intermix stockholders by, among other things, engaging in self-dealing and failing to obtain the highest price reasonably available for Intermix and its stockholders. The complaints further alleged that the merger agreement resulted from a flawed process and that the defendants tailored the terms of the merger to advance their own interests. The FIM Transaction was consummated on September 30, 2005. The Friedmann and Sheppard lawsuits were subsequently consolidated and, on January 17, 2006, a consolidated amended complaint was filed (the “Intermix Media Shareholder Litigation”). The plaintiffs in the consolidated action are seeking various forms of declaratory relief, damages, disgorgement and fees and costs. By order of March 20, 2006, the court ordered that substantially identical claims asserted in a separate state action filed by Brad Greenspan, captioned Greenspan v. Intermix Media, Inc., et al., be severed and related to the Intermix Media Shareholder Litigation. The defendants have filed demurrers seeking dismissal of all claims in the Intermix Media Shareholder Litigation and the severed Greenspan claims, which were heard by the Court on July 6, 2006. The Court reserved decision. Intermix believes that the Intermix Media Shareholder Litigation and the severed Greenspan claims are meritless. Intermix intends to vigorously defend itself and expects that the individual defendants will vigorously defend themselves against these claims and allegations.

In November 2005, plaintiff in a derivative action captioned LeBoyer v. Greenspan et al. pending against various former Intermix directors and officers in the United States District Court for the Central District of California, filed a First Amended Class and Derivative Complaint (the “Amended Complaint”). The original derivative action was filed in May 2003 and arose out of Intermix’ restatement of quarterly financial results for its fiscal year ended March 31, 2003. The plaintiff asserted breach of fiduciary duty and related claims in connection with the restatement. Until the filing of the Amended Complaint, the action had been stayed by mutual agreement of the parties since its inception pending determination of whether plaintiffs in a related securities class action lawsuit (the “Securities Litigation”) would be able to state a claim against the defendants. The Securities Litigation was dismissed pursuant to a class settlement in September 2005. In addition, a substantially similar derivative action filed in Los Angeles Superior Court was dismissed based on inability of the plaintiffs to adequately plead demand futility. Plaintiff LeBoyer’s November 2005 Amended Complaint added various allegations and purported class claims arising out of the FIM Transaction which are substantially similar to those asserted in the Intermix Media Shareholder Litigation. The Amended Complaint also adds as defendants the individuals and entities named in the Intermix Media Shareholder Litigation that were not already defendants in the matter. The plaintiff seeks unspecified damages, disgorgement, costs and fees. Intermix believes that the plaintiff lacks standing to pursue any claims in a derivative capacity and that the lawsuit is generally without merit. Intermix intends to vigorously defend itself, and expects that the individual defendants will vigorously defend themselves in the matter.

On June 14, 2006, a purported class action lawsuit, captioned Jim Brown v. Brett C. Brewer, et al., was filed against certain former Intermix directors and officers in the United States District Court for the Central District of California. The plaintiff asserts claims for alleged violations of Section 14a of the Exchange Act and SEC Rule 14a-9, as well as control person liability under Section 20a. The plaintiff alleges that certain defendants disseminated false and misleading definitive proxy statements on two occasions: one on December 30, 2003 in connection with the shareholder vote on January 29, 2004 on the election of directors and ratification of financing transactions with certain entities of VantagePoint Venture Partners (“Vantage Point”), a former large stockholder of Intermix, and another on August 25, 2005 in connection with the shareholder vote on the FIM Transaction. The complaint names as defendants certain Vantage Point related entities and the members of the Intermix Board who were incumbent on the dates of the respective proxy statements. Intermix is not named as a defendant, but has certain indemnity obligations to the former officer and director defendants in connection with these claims and allegations. Intermix believes that the claims are without merit and expects that the individual defendants will vigorously defend themselves in the matter.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Greenspan Litigation

On February 10, 2005, Brad Greenspan, Intermix’s former Chairman and Chief Executive Officer who was asked to resign as CEO and was removed as Chairman in the fall of 2003, filed a derivative complaint in Los Angeles Superior Court against Intermix, various of its former directors and officers, VantagePoint and certain of VantagePoint’s principals and affiliates. The complaint alleged claims of libel and fraud against Intermix and various of its then current and former officers and directors, claims of intentional interference with contract and prospective economic advantage, unfair competition and fraud against VantagePoint and certain of its affiliates and principals and claims alleging that Intermix’s forecasts of profitability leading up to its January 2004 annual stockholder meeting and associated proxy contest waged by Mr. Greenspan were false and misleading. These claims generally related to Intermix’s decision to consummate its Series C Preferred Stock financing with VantagePoint in October 2003, Mr. Greenspan’s contemporaneous separation from Intermix and matters arising during the proxy contest. The complaint also alleged that Intermix’s acquisition of the assets of a company known as Supernation LLC (“Supernation”) in July 2004 involved breaches of fiduciary duty. Mr. Greenspan sought remittance of compensation received by the various then current and former Intermix director and officer defendants, unspecified damages, removal of various Intermix directors, disgorgement of unspecified profits, reformation of the Supernation purchase, punitive damages, fees and costs, injunctive relief and other remedies. Intermix and the other defendants filed motions challenging the validity of the action and Mr. Greenspan’s ability to pursue it. Mr. Greenspan voluntarily dismissed this action in October 2005.

Prior to dismissing his derivative lawsuit, in August 2005, Mr. Greenspan filed another complaint in Los Angeles Superior Court against the same defendants. The complaint, for breach of fiduciary duty, included substantially the same allegations made by Mr. Greenspan in the above-referenced lawsuit. Mr. Greenspan further alleged that defendants’ actions have, with the FIM Transaction, culminated in the loss of Mr. Greenspan’s interest in Intermix for a cash payment allegedly below its value. On October 31, 2005, the defendants filed motions seeking dismissal of the lawsuit on the grounds that the complaint fails to state any cause of action. Instead of responding to these motions, Mr. Greenspan filed an amended complaint on February 21, 2006, in which Mr. Greenspan omitted certain previously named defendants and added two other former directors as defendants. In this amended complaint, Mr. Greenspan asserts seven causes of action. The first two causes of action, for intentional interference with prospective economic advantage and violation of California’s Business & Professions Code section 17200, generally related to Intermix’ decision to consummate its Series C Preferred Stock financing with VantagePoint in October 2003 and allege that Mr. Greenspan was “forced” to resign. The third through sixth causes of action assert various claims for breach of fiduciary duty related to the FIM Transaction and substantially mirror the allegations in the Intermix Media Shareholder Litigation. By Order of March 20, 2006, the court ordered that Mr. Greenspan’s claims based on the FIM Transaction be severed from the rest of his complaint and coordinated with the claims asserted in the Intermix Media Shareholder Litigation. The seventh cause of action is asserted against Intermix for indemnification. In his amended complaint, Mr. Greenspan seeks compensatory and consequential damages, punitive damages, fees and costs, injunctive relief and other remedies. Motions to dismiss the first six causes of action have been filed. The motions were heard on July 6, 2006, and the court reserved decision. Intermix, as well as News Corporation with respect to certain claims, is obligated to defend and indemnify the defendants in the matter. Intermix believes that the claims and allegations in the complaint are without merit and expects that the defendants in the matter will vigorously defend themselves.

News America Marketing

On January 18, 2006, Valassis Communications, Inc. (“Valassis”) filed a complaint against News America Incorporated, News America Marketing FSI, Inc. and News America Marketing Services, In-Store, Inc. (collectively “News America”) in the United States District Court for the Eastern District of Michigan. Valassis

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

alleges that News America possesses monopoly power in a claimed in-store advertising and promotions market (the “in-store market”) and has used that power to gain an unfair advantage over Valassis in a purported market for coupons distributed by free standing inserts (“FSIs”). Valassis alleges that News America has entrenched its monopoly power in the alleged in-store market by entering into exclusive contracts with retailers. Valassis further alleges that News America has unlawfully bundled the sale of in-store marketing products with the sale of FSIs and that such bundling constitutes unlawful tying in violation of Sections 1 and 3 of the Sherman Antitrust Act of 1890, as amended (the “Sherman Act”). Valassis also asserts that News America has violated Section 2 of the Sherman Act, various state antitrust statutes and has tortiously interfered with Valassis’ actual or expected business relationships. Valassis’ complaint seeks injunctive relief, damages, fees and costs. On April 20, 2006, News America moved to dismiss Valassis’ complaint in its entirety for failure to state a cause of action. Simultaneously, News America moved to stay discovery until resolution of the motion to dismiss and the court granted the motion through September 2006. News America believes Valassis’ claims are without merit and intends to vigorously defend itself in this matter.

Other

The Company experiences routine litigation in the normal course of its business. The Company believes that none of its pending litigation will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

The Company’s operations are subject to tax in various domestic and international jurisdictions and as a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

NOTE 16. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The Company participates in more than 70 pension and savings plans of various types in a variety of jurisdictions covering, in aggregate, substantially all employees. The Company has a legally enforceable obligation to contribute to some plans and is not required to contribute to others. Non-U.S. plans include both contributory and non-contributory defined benefit plans and accumulation plans covering all eligible employees. The plans in the United States include both defined benefit pension plans and non-contributory and contributory accumulation plans covering all eligible employees not covered by union administered plans. The Company makes contributions in accordance with applicable laws or contract terms in each jurisdiction in which the Company operates. The Company’s benefit obligation is calculated using several assumptions which the Company reviews on a regular basis. In connection with a statutory change in fiscal 2005, the Company settled $200 million of foreign defined benefit obligations which resulted in recognition of a $5 million loss.

From time to time, plan assets are in excess/deficit of the plan’s obligations but plan assets have been sufficient to fund all benefits in each of the years 2006, 2005 and 2004.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The following table sets forth the change in the benefit obligation for the Company’s benefit plans:

	Pension benefits		Postretirement benefits
	As of June 30,
	2006	2005	2006	2005
	(in millions)
Projected benefit obligation, beginning of the year	$2,074	$1,901	$143	$134
Service cost	82	83	4	4
Interest cost	106	107	7	7
Benefits paid	(85)	(85)	(6)	(6)
Actuarial (gain) loss (a)	(168)	242	(11)	4
Settlements	—	(200)	—	—
Foreign exchange rate changes	29	4	1	—
Amendments, transfers and other	23	22	—	—

Projected benefit obligation, end of year	$2,061	$2,074	$138	$143

(a)	Actuarial gains and losses primarily related to changes in the discount rate utilized in measuring plan obligations at June 30, 2006 and June 30, 2005

The following table sets forth the change in the fair value of plan assets for the Company’s benefit plans:

	Pension benefits
	As of June 30,
	2006	2005
	(in millions)
Fair value of plan assets, beginning of the year	$1,609	$1,462
Actual return on plan assets	186	160
Employer contributions	149	236
Benefits paid	(85)	(85)
Settlements	—	(200)
Foreign exchange rate changes	22	16
Amendments, transfers and other	22	20

Fair value of plan assets, end of the year	$1,903	$1,609

The accrued pension and postretirement costs recognized in the Company’s consolidated balance sheets were computed as follows:

	Pension benefits		Postretirement benefits
	As of June 30,
	2006	2005	2006	2005
	(in millions)
Funded status	$(158)	$(465)	$(138)	$(143)
Unrecognized net loss	348	615	32	46
Unrecognized prior service cost (benefit)	7	7	(31)	(37)
Unrecognized net transition obligation	(1)	(2)	—	—

Net amount recognized, end of the year	$196	$155	$(137)	$(134)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Amounts recognized in the consolidated balance sheets consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2006	2005	2006	2005
	(in millions)
Prepaid pension assets	$275	$64	$—	$—
Accrued pension/postretirement liabilities	(205)	(327)	(137)	(134)
Intangible asset	4	10	—	—
Other Comprehensive Income	122	408	—	—

Net amount recognized	$196	$155	$(137)	$(134)

Accumulated pension benefit obligations at June 30, 2006 and 2005 were $1,867 million and $1,878 million, respectively. Below is information about pension plans in which the accumulated benefit obligation exceeds the fair value of the plan assets.

	As of June 30,
	2006	2005
	(in millions)
Projected benefit obligation	$774	$1,778
Accumulated benefit obligation	701	1,585
Fair value of plan assets	506	1,264

The components of net periodic costs were as follows:

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2006	2005	2004	2006	2005	2004
	(in millions)
Components of net periodic cost:
Service cost benefits earned during the period	$82	$83	$83	$4	$4	$9
Interest costs on projected benefit obligations	106	107	97	7	7	8
Expected return on plan assets	(122)	(111)	(88)	—	—	—
Amortization of deferred losses	45	28	35	3	3	4
Other	(1)	3	(1)	(5)	(6)	(4)

Net periodic costs	$110	$110	$126	$9	$8	$17

Additional information:
Decrease (increase) in minimum liability reflected in other comprehensive income	$286	$(106)	$95	N/A	N/A	N/A
Weighted-average assumptions used to determine benefit obligations
Discount rate	5.9%	5.1%	5.7%	6.1%	5.2%	5.9%
Rate of increase in future compensation	4.9%	4.8%	4.7%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.1%	5.7%	5.6%	5.2%	5.9%	5.9%
Expected return on plan assets	7.5%	7.5%	7.5%	N/A	N/A	N/A
Rate of increase in future compensation	4.8%	4.7%	4.7%	N/A	N/A	N/A

N/A—not applicable

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following assumed health care cost trend rates at June 30 were also used in accounting for postretirement benefits:

	Postretirement benefits
	2006	2005
Health care cost trend rate	8.5% – 10.6%	9.9% – 11.1%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.9%	4.5%
Year that the rate reaches the ultimate trend rate	2011	2013

Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. The effect of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate would have the following effects on the results for fiscal 2006:

	Service and interest costs	Benefit Obligation
	(in millions)
One percentage point increase	1	10
One percentage point decrease	(1)	(9)

The following table sets forth the estimated benefit payments for the next five fiscal years, and in aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

	Expected benefit payments
	Pension benefits	Postretirement benefits
Fiscal year:
2007	90	7
2008	92	7
2009	94	8
2010	97	9
2011	100	9
2012 – 2016	593	53

The Company’s investment strategy for its pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits while maintaining adequate funding levels. The Company’s practice is to conduct a periodic strategic review of its asset allocation. The Company’s current broad strategic targets are to have a pension asset portfolio comprising of 61% equity securities, 36% fixed income securities, 2% in real estate and 1% in other instruments. In developing the expected long-term rate of return, the Company considered the pension asset portfolio’s past average rate of returns and future return expectations of the various asset classes. At June 30, 2005, less than 2% of the total pension asset portfolio was invested in the Company’s equity securities. During fiscal 2006, this investment was sold. A portion of the other allocation is reserved in short-term cash to provide for expected benefits to be paid in short term. The Company’s equity portfolios are managed in such a way as to achieve optimal diversity. The Company’s fixed income portfolio is investment grade in the aggregate. The Company does not manage any assets internally.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The Company’s benefit plan weighted-average asset allocations, by asset category, are as follows:

	Pension benefits
	As of June 30,
	2006	2005
	(in millions)
Asset Category:
Equity securities	60%	60%
Debt securities	37%	29%
Real estate	2%	2%
Other	1%	9%

Total	100%	100%

The Company contributes to multi-employer plans that provide pension and health and welfare benefits to certain employees under collective bargaining agreements. The contributions to these plans were $88 million, $75 million, and $68 million for the years ended June 30, 2006, 2005, and 2004, respectively. In addition, the Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $104 million, $76 million, and $60 million for the years ended June 30, 2006, 2005 and 2004, respectively.

The Company does not expect mandatory pension funding requirements to be significant in fiscal 2007. However, the Company does expect to continue making discretionary contributions to the plans during fiscal 2007.

NOTE 17. OTHER, NET

The following table sets forth the components of Other, net included in the accompanying consolidated statements of operations:

	Footnote reference	For the years ended June 30,
		2006	2005	2004
		(in millions)
Loss on sale of RPP	3	$—	$(85)	$—
Gain on sale of Innova	6	206	—	—
Gain on sale of China Netcom	6	52	—	—
Loss on sale of Sky Multi-Country Partners	6	—	(55)	—
Gain on sale of Rogers Sportsnet	6	—	39	—
Gain on sale of Sky PerfecTV!	6	—	—	105
Monarchy dividend (a)		—	—	52
World Trade Center insurance settlement		—	—	26
Change in fair value of Exchangeable securities (b)	10	(76)	246	18
Other		12	33	(15)

Total Other, net		$194	$178	$186

(a)	During fiscal 2004, the Company received a special dividend from Monarchy Enterprises Holdings B.V., a cost based investment. The portion of the dividend representing a distribution of the Company’s share of cumulative earnings of the investee of $52 million is reflected as Other, net while the balance was a return of capital.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(b)	The Company has certain outstanding exchangeable debt securities which contain embedded derivatives. Pursuant to SFAS No. 133, these embedded derivatives are not designated as hedges and, as such, changes in their fair value are recognized in Other, net. A significant variance in the price of the underlying stock could have a material impact on the operating results of the Company.

NOTE 18. INCOME TAXES

Income from continuing operations before income tax expense and minority interest in subsidiaries was attributable to the following jurisdictions:

	For the years ended June 30,
	2006	2005	2004
	(in millions)
United States (including exports)	$3,748	$2,896	$1,995
Foreign	657	665	760

Income from continuing operations before income tax expense and minority interest in subsidiaries	$4,405	$3,561	$2,755

Significant components of the Company’s provisions for income taxes from continuing operations were as follows:

	For the years ended June 30,
	2006	2005	2004
	(in millions)
Current:
United States
Federal	$145	$51	$—
State & local	66	45	38
Foreign	357	179	401

Total current	$568	$275	$439

Deferred	$958	$945	$575

Total provision for income taxes	$1,526	$1,220	$1,014

In October 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA includes a temporary incentive for U.S. multinationals to repatriate foreign earnings at the favorable effective tax rate of 5.25%. Such repatriations must occur in either an enterprise’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the date of enactment. In accordance with the AJCA, the Company repatriated $426 million at a favorable tax rate of 5.25%, which resulted in a tax benefit to the Company of approximately $126 million. The amounts repatriated will be used to compensate non-executive U.S. employees for services performed within the United States.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The reconciliation of income tax attributable to continuing operations computed at the statutory rate to income tax expense is:

	For the years ended June 30,
	2006	2005	2004
US federal income tax rate	35%	35%	35%
State and local taxes	2	1	1
Effect of foreign taxes	1	1	—
Gain for which no expense was recognized	—	—	1
Permanent basis difference on sale of investment	—	—	(5)
AJCA Section 965 Benefit	(3)	—	—
Resolution of tax matters	—	(3)	—
Change in valuation allowance	(1)	(1)	8
Other permanent differences	1	1	(3)

Effective tax rate	35%	34%	37%

The following is a summary of the components of the deferred tax accounts:

	As of June 30,
	2006	2005
	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$874	$971
Capital loss carryforwards	1,107	508

Total deferred tax assets	1,981	1,479

Deferred tax liabilities, net:
Accrued Liabilities	172	316
Amortization and basis difference	(4,872)	(4,827)
Revenue recognition	(228)	(187)
Sports rights contracts	(78)	(118)
Other	(205)	(1)

Total deferred tax liabilities	(5,211)	(4,817)

Net deferred tax liabilities before valuation allowance	(3,230)	(3,338)
Less: valuation allowance	(1,877)	(1,324)

Net deferred tax liabilities	$(5,107)	$(4,662)

At June 30, 2006 and 2005, the Company had net current deferred tax assets of $18 million and $155 million, respectively, and non-current deferred tax asset of $75 million and $0, respectively. The Company also had non-current deferred tax liabilities of $5,200 million and $4,817 million at June 30, 2006 and 2005, respectively.

At June 30, 2006, the Company had approximately $2.7 billion of net operating and $3.6 billion of capital loss carryforwards available to offset future taxable income. The majority of these net operating loss carryforwards, if not utilized to reduce taxable income in future periods, will expire in varying amounts between 2007 and 2025, with a significant portion, approximately $2 billion relating to foreign operations, expiring within the next five years. While approximately $800 million of the capital loss carryforwards expire in five years, the

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

remaining capital loss carryforwards are in jurisdictions where they do not expire. In assessing the realizability of deferred tax assets, management evaluates a variety of factors in considering whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized. Management considers earnings expectations, the existence of taxable temporary differences, tax planning strategies, and the periods in which estimated losses can be utilized. Based upon this analysis, management has concluded that it is more likely than not that the Company will not realize all of the benefits of its deferred tax assets. In particular, this is due to the uncertainty of generating capital gains, as well as generating taxable income within the requisite period in various foreign jurisdictions and the uncertainty of fully utilizing the capital losses and net operating losses before they expire through tax planning strategies or reversing taxable temporary differences in the foreseeable future. Accordingly, valuation allowances of $1.9 billion and $1.3 billion have been established to reflect the expected realization of the deferred tax assets as to June 30, 2006 and 2005, respectively. The net increase in the valuation allowance during fiscal 2006 of $553 million was primarily due to the confirmation of capital losses in a foreign jurisdiction for which a full valuation allowance is provided.

Except for amounts repatriated under the AJCA, the Company has not provided for possible U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability for temporary differences related to these earnings is not practicable. Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested amounted to approximately $5.0 billion at June 30, 2006. (See Note 2 Summary of Significant Accounting Policies).

NOTE 19. SEGMENT INFORMATION

The Company is a diversified entertainment company, which manages and reports its businesses in eight segments:

•	Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production of original television programming in the United States and Canada.

•	Television, which principally consists of the operation of 35 full power broadcast television stations, including nine duopolies, in the United States (Of these stations, 25 are affiliated with the FOX network, nine are currently affiliated with the UPN network and one is an independent station. In September 2006, the nine UPN affiliated stations and the independent station will become affiliated with the MyNetworkTV network); the broadcasting of network programming in the United States, and the development, production and broadcasting of television programming in Asia.

•	Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and DBS operators in the United States.

•	Direct Broadcast Satellite Television, which principally consists of the distribution of premium programming services via satellite directly to subscribers in Italy.

•	Magazines and Inserts, which principally consists of the publication of free standing inserts, which are promotional booklets containing consumer offers distributed through insertion in local Sunday newspapers in the United States, and providing in-store marketing products and services, primarily to consumer packaged goods manufacturers in the United States and Canada.

•	Newspapers, which principally consists of the publication of four national newspapers in the United Kingdom, the publication of more than 110 newspapers in Australia, and the publication of a mass circulation, metropolitan morning newspaper in the United States.

•	Book Publishing, which principally consists of the publication of English language books throughout the world.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

•	Other, which includes NDS, a Company engaged in the business of supplying open end-to-end digital technology and services to digital pay-television platform operators and content providers; News Outdoor, an advertising business which offers display advertising in locations primarily throughout Russia and Eastern Europe; FIM, which operates the Company’s Internet activities; and Global Cricket Corporation, which has the exclusive rights to broadcast the Cricket World Cup and other related events through 2007.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

	For the years ended June 30,
	2006	2005	2004
	(in millions)
Revenues:
Filmed Entertainment	$6,199	$5,919	$5,187
Television	5,334	5,338	5,027
Cable Network Programming	3,358	2,688	2,409
Direct Broadcast Satellite Television	2,542	2,313	1,665
Magazines and Inserts	1,090	1,068	979
Newspapers	4,095	4,083	3,425
Book Publishing	1,312	1,327	1,276
Other	1,397	1,123	834

Total revenues	$25,327	$23,859	$20,802

Operating income:
Filmed Entertainment	$1,092	$1,058	$905
Television	1,032	952	950
Cable Network Programming	864	702	488
Direct Broadcast Satellite Television	39	(173)	(277)
Magazines and Inserts	307	298	271
Newspapers	517	740	565
Book Publishing	167	164	157
Other	(150)	(177)	(128)

Total operating income (loss)	3,868	3,564	2,931
Interest expense, net	(545)	(536)	(532)
Equity earnings (losses) of affiliates	888	355	170
Other, net	194	178	186

Income from continuing operations before income tax expense and minority interest in subsidiaries	4,405	3,561	2,755
Income tax expense	(1,526)	(1,220)	(1,014)
Minority interest in subsidiaries, net of tax	(67)	(213)	(208)

Income from continuing operations	2,812	2,128	1,533
Gain on disposition of discontinued operations, net of tax	515	—	—

Income before cumulative effect of accounting change	3,327	2,128	1,533
Cumulative effect of accounting change, net of tax	(1,013)	—	—

Net income	$2,314	$2,128	$1,533

Interest expense, net, Equity earnings (losses) of affiliates, Minority interest in subsidiaries, Other, net and Income tax expense are not allocated to segments, as they are not under the control of segment management.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Intersegment revenues generated primarily by the Filmed Entertainment segment of approximately $864 million, $789 million and $777 million for the fiscal years ended June 30, 2006, 2005, and 2004, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profit (losses) generated primarily by the Filmed Entertainment segment of approximately $(2) million, $(3) million, and $27 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively, have been eliminated within the Filmed Entertainment segment.

	For the year ended June 30, 2006
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$1,092	$85	$—	$1,177
Television	1,032	88	—	1,120
Cable Network Programming	864	51	103	1,018
Direct Broadcast Satellite Television	39	172	—	211
Magazines and Inserts	307	7	—	314
Newspapers	517	263	—	780
Book Publishing	167	7	—	174
Other	(150)	102	—	(48)

Total	$3,868	$775	$103	$4,746

	For the year ended June 30, 2005
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$1,058	$51	$—	$1,109
Television	952	92	—	1,044
Cable Network Programming	702	39	117	858
Direct Broadcast Satellite Television	(173)	156	—	(17)
Magazines and Inserts	298	6	—	304
Newspapers	740	222	—	962
Book Publishing	164	6	—	170
Other	(177)	76	—	(101)

Total	$3,564	$648	$117	$4,329

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

	For the year ended June 30, 2004
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$905	$54	$—	$959
Television	950	93	—	1,043
Cable Network Programming	488	41	129	658
Direct Broadcast Satellite Television	(277)	152	—	(125)
Magazines and Inserts	271	5	—	276
Newspapers	565	157	—	722
Book Publishing	157	6	—	163
Other	(128)	57	—	(71)

Total	$2,931	$565	$129	$3,625

	For the years ended June 30,
	2006	2005	2004
	(in millions)
Depreciation and amortization
Filmed Entertainment	$85	$51	$54
Television	88	92	93
Cable Network Programming	51	39	41
Direct Broadcast Satellite Television	172	156	152
Magazines and Inserts	7	6	5
Newspapers	263	222	157
Book Publishing	7	6	6
Other	102	76	57

Total depreciation and amortization	$775	$648	$565

Capital expenditures:
Filmed Entertainment	$66	$53	$29
Television	136	119	84
Cable Network Programming	40	32	25
Direct Broadcast Satellite Television	223	324	86
Magazines and Inserts	9	4	6
Newspapers	359	293	72
Book Publishing	7	10	8
Other	136	66	51

Total capital expenditures	$976	$901	$361

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

	As of June 30,
	2006	2005
	(in millions)
Total assets:
Filmed Entertainment	$6,489	$5,971
Television (1)	12,903	14,275
Cable Network Programming	7,813	7,065
Direct Broadcast Satellite Television	2,124	1,862
Magazines and Inserts	1,257	1,253
Newspapers	4,524	5,195
Book Publishing	1,452	1,382
Other (2)	9,486	7,421
Investments	10,601	10,268

Total assets	$56,649	$54,692

Goodwill and Intangible assets, net:
Filmed Entertainment	$2,010	$1,807
Television (1)	10,195	11,892
Cable Network Programming	5,393	4,929
Direct Broadcast Satellite Television	563	537
Magazines and Inserts	1,006	1,002
Newspapers	1,709	1,724
Book Publishing	508	501
Other (2)	2,610	1,069

Total goodwill and intangibles, net	$23,994	$23,461

(1)	See Note 8—Goodwill and Intangible Assets
(2)	See Note 3—Acquisitions and Disposals

Geographic Segments

	For the years ended June 30,
	2006	2005	2004
	(in millions)
Revenues:
United States and Canada (1)	$14,102	$12,884	$12,022
Europe (2)	7,552	7,511	6,015
Australasia and Other (3)	3,673	3,464	2,765

Total revenues	$25,327	$23,859	$20,802

(1)	Revenues include approximately $13.6 billion, $12.5 billion and $11.7 billion from customers in the United States in fiscal 2006, 2005 and 2004, respectively.
(2)	Revenues include approximately $3.1 billion, $3.3 billion and $3.0 billion from customers in the United Kingdom in fiscal 2006, 2005 and 2004, respectively, as well as approximately $2.8 billion, $2.5 billion and $1.8 billion from customers in Italy in fiscal 2006, 2005 and 2004, respectively.
(3)	Revenues include approximately $2.2 billion, $2.1 billion and $1.6 billion from customers in Australia in fiscal 2006, 2005 and 2004, respectively.

	As of June 30,
	2006	2005
	(in millions)
Long-Lived Assets:
United States and Canada	$35,097	$33,764
Europe	3,582	3,381
Australasia and Other	4,847	4,768

Total long-lived assets	$43,526	$41,913

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

There is no material reliance on any single customer. Revenues are attributed to countries based on location of customers.

Australasia comprises Australia, Asia, Fiji, Papua New Guinea and New Zealand.

NOTE 20. EARNINGS PER SHARE

Earnings per share (“EPS”) is computed individually for the Class A and Class B Common Stock. Net income is apportioned to both Class A stockholders and Class B stockholders on the ratio of 1.2 to 1, respectively, in accordance with the rights of the stockholders as described in the Company’s Restated Certificate of Incorporation. In order to give effect to this apportionment when determining EPS, the weighted average Class A Common Stock is increased by 20% (the “Adjusted Class”) and is then compared to the sum of the weighted average Class B Common Stock and the weighted average Adjusted Class. The resulting percentage is then applied to the Net income to determine the apportionment for the Class A stockholders with the balance attributable to the Class B stockholders.

EPS has been presented in the two-class presentation, as the Class B Common Stock participate in dividends with the Class A Common Stock.

The following tables set forth the computation of basic and diluted earnings per share under SFAS No. 128, “Earnings per Share”:

	For the years ended June 30,
	2006	2005	2004
		(in millions)
Income from continuing operations	$2,812	$2,128	$1,533
Perpetual preference dividends (a)	—	(10)	(27)

Income from continuing operations available to shareholders—basic	2,812	2,118	1,506
Interest on convertible debt (b)	—	20	19
Other	(1)	—	—

Income from continuing operations available to shareholders—diluted	$2,811	$2,138	$1,525

Gain on disposition of discontinued operations	$515	$—	$—
Cumulative effect of accounting change, net of tax	$(1,013)	$—	$—
Net income	$2,314	$2,128	$1,533
Perpetual preference dividends (a)	—	(10)	(27)

Net income available to shareholders—basic	2,314	2,118	1,506
Interest on convertible debt (b)	—	20	19
Other	(1)	—	—

Net income available to shareholders—diluted	$2,313	$2,138	$1,525

(a)	In November 2004, the Company redeemed the adjustable rate cumulative perpetual preference shares and the guaranteed 8.625% perpetual preference shares for $345 million at par.
(b)	In February 2006, the Company redeemed 92% of the LYONs for cash at the specified redemption amount of $594.25 per LYON (see Note 9 Borrowings).

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

	For the years ended June 30,
	2006			2005			2004
	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
	(in millions, except per share data)
Allocation of income—basic:
Income from continuing operations	$2,033	$779	$2,812	$1,484	$634	$2,118	$1,027	$479	$1,506
Gain on disposition of discontinued operations	372	143	515	—	—	—	—	—	—
Cumulative effect of accounting change, net of tax	(732)	(281)	(1,013)	—	—	—	—	—	—
Net income available to shareholders	1,673	641	2,314	1,484	634	2,118	1,027	479	1,506
Weighted average shares used in income allocation	2,638	1,012	3,650	2,390	1,021	3,411	2,107	983	3,090

Allocation of income—diluted:
Income from continuing operations	$2,036	$775	$2,811	$1,513	$625	$2,138	$1,051	$474	$1,525
Gain on disposition of discontinued operations	373	142	515	—	—	—	—	—	—
Cumulative effect of accounting change, net of tax	(734)	(279)	(1,013)	—	—	—	—	—	—
Net income available to shareholders	1,675	638	2,313	1,513	625	2,138	1,051	474	1,525
Weighted average shares used in income allocation	2,659	1,012	3,671	2,473	1,021	3,494	2,178	983	3,161

Weighted average shares—basic	2,198	1,012	3,210	1,992	1,021	3,013	1,756	983	2,739
Shares issuable under equity based compensation plans	18	—	18	32	—	32	22	—	22
Convertible debt (a)	—	—	—	37	—	37	37	—	37

Weighted average shares—diluted	2,216	1,012	3,228	2,061	1,021	3,082	1,815	983	2,798

Earnings per share—basic:
Income from continuing operations	$0.92	$0.77		$0.74	$0.62		$0.58	$0.49
Gain on disposition of discontinued operations	$0.17	$0.14		$—	$—		$—	$—
Cumulative effect of accounting change, net of tax	$(0.33)	$(0.28)		$—	$—		$—	$—
Net income	$0.76	$0.63		$0.74	$0.62		$0.58	$0.49

Earnings per share—diluted:
Income from continuing operations	$0.92	$0.77		$0.73	$0.61		$0.58	$0.48
Gain on disposition of discontinued operations	$0.17	$0.14		$—	$—		$—	$—
Cumulative effect of accounting change, net of tax	$(0.33)	$(0.28)		$—	$—		$—	$—
Net income	$0.76	$0.63		$0.73	$0.61		$0.58	$0.48

(a)	In February 2006, the Company redeemed 92% of the LYONs for cash at the specified redemption amount of $594.25 per LYON (see Note 9 Borrowings). The remaining LYONs which are convertible into approximately 2.8 million shares were not included in the earnings per share computations because the effect of their inclusion would be antidilutive.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 21. QUARTERLY DATA (UNAUDITED)

	For the three months ended
	September 30,	December 31,	March 31,	June 30,
	(in millions, except per share amounts)
Fiscal 2006
Revenues	$5,682	$6,665	$6,198	$6,782
Operating income	909	920	1,011	1,028
Gain on disposition of discontinued operations	—	381	—	134
Income before cumulative effect of accounting change	580	1,075	820	852
Net income (loss)	(433)	1,075	820	852
Basic earnings (loss) per share
Income before cumulative effect of accounting change
Class A	$0.19	$0.35	$0.27	$0.28
Class B	$0.16	$0.29	$0.23	$0.24
Net income (loss)
Class A	$(0.14)	$0.35	$0.27	$0.28
Class B	$(0.12)	$0.29	$0.23	$0.24
Diluted earnings (loss) per share
Income before cumulative effect of accounting change
Class A	$0.19	$0.35	$0.27	$0.28
Class B	$0.15	$0.29	$0.22	$0.24
Net income (loss)
Class A	$(0.14)	$0.35	$0.27	$0.28
Class B	$(0.11)	$0.29	$0.22	$0.24

Stock prices (a)
Class A—High	$17.13	$16.01	$16.86	$19.52
Class A—Low	$15.22	$14.09	$15.25	$16.67

Class B—High	$18.11	$16.92	$17.83	$20.47
Class B—Low	$16.04	$14.97	$16.30	$17.72

Fiscal 2005
Revenues	$5,146	$6,562	$6,043	$6,108
Operating income	766	954	889	955
Net income	625	386	400	717
Basic earnings per share
Class A	$0.23	$0.14	$0.14	$0.23
Class B	$0.19	$0.12	$0.12	$0.19
Diluted earnings per share
Class A	$0.22	$0.14	$0.14	$0.23
Class B	$0.19	$0.11	$0.12	$0.19

Stock prices (a)
Class A—High	$16.51	$18.65	$18.73	$17.15
Class A—Low	$14.50	$15.14	$16.40	$15.19

Class B—High	$17.84	$19.03	$19.22	$17.86
Class B—Low	$15.38	$15.58	$17.00	$15.85

(a)	The stock prices reflect the reported high and low closing sales prices for the Class A Common Stock and Class B Common Stock, as reported on the New York Stock Exchange. High and low closing sales prices on the New York Stock Exchange for Class A Common Stock and Class B Common Stock for periods prior to November 3, 2004 have been adjusted to reflect the impact of the consummation of the Reorganization. Prior to November 3, 2004, TNCL ordinary shares and TNCL preferred shares were listed on the Australian Stock Exchange, the London Stock Exchange and the New Zealand Stock Exchange and TNCL American Depositary Receipts, each representing four TNCL ordinary shares or TNCL preferred shares, were listed on the New York Stock Exchange.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 22. VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Additions	Acquisitions and disposals	Utilization	Foreign exchange	Balance at end of year
			(in millions)
Fiscal 2006
Allowances for returns and doubtful accounts	$(1,178)	$(1,598)	$(1)	$1,738	$(29)	$(1,068)
Deferred tax valuation allowance	(1,324)	(629)	—	76	—	(1,877)
Fiscal 2005
Allowances for returns and doubtful accounts	(1,017)	(1,309)	(6)	1,148	6	(1,178)
Deferred tax valuation allowance	(1,541)	(7)	—	224	—	(1,324)
Fiscal 2004
Allowances for returns and doubtful accounts	(924)	(874)	19	790	(28)	(1,017)
Deferred tax valuation allowance	(463)	(230)	(866)	18	—	(1,541)

NOTE 23. ADDITIONAL FINANCIAL INFORMATION

Supplemental Cash Flow Information

	For the years ended June 30,
	2006	2005	2004
	(in millions)
Supplemental cash flows information:
Cash paid for income taxes	$558	$455	$467
Cash paid for interest	715	671	614
Shares issued in lieu of cash dividend payments	—	35	63
Sale of other investments	22	10	1
Purchase of other investments	(50)	(37)	(92)

Supplemental information on businesses acquired:
Fair value of assets acquired	2,215	6,253	7,013

Cash acquired	26	162	11
Less: Liabilities assumed	232	1,371	10
Assets exchanged	—	1,191	—
Minority interest acquired	(39)	(3,483)	—
Cash paid	2,015	232	3,286

Fair value of stock consideration issued to third parties	33	7,104	3,728
Treasury stock acquired	—	13,548	—

Fair value of stock consideration	$33	$20,652	$3,728

NOTE 24. SUBSEQUENT EVENTS

In July 2006, the Company entered into a new seven-year deal with MLB to broadcast various regular season games, one League Championship Series each year and the World Series starting with the 2007 MLB season through the 2013 MLB season.

In July 2006, the Company and an independent third party agreed to acquire TGRT, a national, general interest broadcast television station in Turkey, for approximately $100 million from Ilhas Yahin Holding and other individual shareholders. The closing of this transaction is subject to customary closing conditions, including Turkish regulatory.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

In August 2006, the Company will sell a portion of its equity investment in Phoenix Satellite Television Holdings Limited (“Phoenix”), representing a 19.9% stake to China Mobile (Hong Kong) Group Limited for approximately $164 million and expects to record a gain on the sale. The Company will retain a 17.6% stake in Phoenix after this transaction, which will be accounted for under the cost method of accounting.

In August 2006, the Company announced that its FIM division entered into a multi-year search technology and services agreement with Google, Inc. (“Google”), pursuant to which Google will be the exclusive search and keyword targeted advertising sales provider for a majority of FIM’s web properties. Under the terms of the agreement, Google will be obligated to make guaranteed minimum revenue share payments to FIM of $900 million based on FIM’s achievement of certain traffic and other commitments. These guaranteed minimum revenue share payments are expected to be made over the period beginning the first quarter of calendar 2007 and ending in the second quarter of calendar 2010.

On August 8, 2006, the Company announced that, in accordance with the terms of the settlement of a lawsuit regarding the Company’s stockholder rights plan, the Board of Directors has approved the adoption of an Amended and Restated Rights Plan, extending the term of the existing stockholder rights plan from November 7, 2007 to October 20, 2008. The Board has the right to extend the term for an additional year if the situation with Liberty has not, in the Board’s judgment, been resolved. The terms of the Amended and Restated Rights Plan remain the same as the Company’s existing stockholder rights plan in all other material respects. Pursuant to the terms of the settlement, the Amended and Restated Rights Plan will be presented for a vote of the Company’s Class B stockholders at the Company’s 2006 annual meeting of stockholders.

In August 2006, the Company completed its previously announced sale of its investment in Sky Brasil, a Brazilian DTH platform to DIRECTV for approximately $300 million in cash which was received in fiscal 2005. As a result of the transaction, the Company will be released from its Sky Brasil transponder lease guarantee and on or before January 31, 2007, will be released from its Sky Brasil credit agreement guarantee. The Company expects to record a gain on the sale.

In August 2006, the Company entered into a loan agreement with Raiffeisen Zentralbank Österreich AG (“RZB”) for $300 million and repaid all amounts outstanding under the Company’s loan agreements with the European Bank for Reconstruction and Development described in Note 9 Borrowings, with the remaining balance available for future use. The RZB loan bears interest at LIBOR for a period equal to each one, three or six month interest period plus a margin of up to 2.85% dependent upon certain financial metrics. Principal amounts under the RZB loan are to be repaid in equal amounts every six months starting on the second anniversary of the date of the agreement until the fifth anniversary of the date of the agreement. The remaining available amount under the RZB loan, which may be drawn prior to the second anniversary of the date of the agreement, will be used to expand the Company’s outdoor advertising business primarily in Russia and Eastern Europe. The loans are secured by certain guarantees, bank accounts and share pledges of the Company’s Russian operating subsidiaries.

NOTE 25. SUPPLEMENTAL GUARANTOR INFORMATION

On June 27, 2003, NAI entered into a $1.75 billion Five Year Credit Agreement (the “Credit Agreement”) with Citibank N.A., as administrative agent, JP Morgan Chase Bank, as syndication agent, and the lenders named therein. News Corporation, News Australia Holdings Pty Limited, FEG Holdings, Inc., FEG, News America Marketing FSI, L.L.C., and News Publishing Australia Limited are guarantors (the “Guarantors”) under the Credit Agreement. The Guarantors are wholly owned by the Company or NAI and the guarantees provided are full and unconditional and joint and several.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The Credit Agreement provides a $1.75 billion revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit, and expires on June 30, 2008. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific gearing and interest coverage ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.15% regardless of facility usage. The Company pays interest for borrowings and letters of credit at LIBOR plus 0.60%. The Company pays an additional fee of 0.125% if borrowings under the facility exceed 25% of the committed facility. The interest and fees are based on the Company’s current debt rating.

The Guarantors presently guarantee the senior public indebtedness of News Corporation’s indirect wholly owned subsidiary, NAI. The supplemental condensed consolidating financial information of the Guarantors should be read in conjunction with the unaudited consolidated financial statements included herein.

In accordance with rules and regulations of the Securities and Exchange Commission, the Company uses the equity method to account for the results of all of the non-guarantor subsidiaries, representing substantially all of the Company’s consolidated results of operations, excluding certain intercompany eliminations.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of NAI, News Corporation, the wholly-owned and non-wholly-owned guarantor subsidiaries of News Corporation, the wholly-owned and non-wholly-owned non-guarantor subsidiaries of News Corporation and the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis.

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2006

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$7	$—	$638	$24,682	$—	$25,327
Expenses	240	—	431	20,788	—	21,459

Operating (loss) income	(233)	—	207	3,894	—	3,868

Other (Expense) Income:
Interest expense, net	(1,504)	(145)	414	690	—	(545)
Equity earnings of affiliates	1	—	27	860	—	888
Earnings (losses) from subsidiary entities	1,645	2,560	2,861	—	(7,066)	—
Other, net	20	(99)	235	38	—	194

Income (loss) before income tax expense and minority interest in subsidiaries	(71)	2,316	3,744	5,482	(7,066)	4,405
Income tax benefit (expense)	24	—	(1,273)	(1,864)	1,587	(1,526)
Minority interest in subsidiaries, net of tax	—	—	—	(67)	—	(67)

Income (loss) from continuing operations	(47)	2,316	2,471	3,551	(5,479)	2,812
Gain on disposal of discontinued operations	—	—	—	515	—	515

Income (loss) before cumulative effect of accounting change	(47)	2,316	2,471	4,066	(5,479)	3,327
Cumulative effect of accounting change, net of tax	—	—	—	(1,013)	—	(1,013)

Net (loss) income	$(47)	$2,316	$2,471	$3,053	$(5,479)	$2,314

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2005

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$4	$—	$659	$23,196	$—	$23,859
Expenses	261	—	477	19,557	—	20,295

Operating (loss) income	(257)	—	182	3,639	—	3,564

Other (Expense) Income:
Interest expense, net	(1,880)	—	550	794	—	(536)
Equity earnings of affiliates	—	—	5	350	—	355
Earnings (losses) from subsidiary entities	3,191	2,128	2,807	—	(8,126)	—
Other, net	319	—	(162)	21	—	178

Income (loss) before income tax expense and minority interest in subsidiaries	1,373	2,128	3,382	4,804	(8,126)	3,561

Income tax (expense) benefit	(481)	—	(1,184)	(1,681)	2,126	(1,220)
Minority interest in subsidiaries, net of tax	—	—	(184)	(29)	—	(213)

Net income (loss)	$892	$2,128	$2,014	$3,094	$(6,000)	$2,128

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2004

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$4	$—	$642	$20,156	$—	$20,802
Expenses	197	—	492	17,182	—	17,871

Operating (loss) income	(193)	—	150	2,974	—	2,931

Other (Expense) Income:
Interest expense, net	(2,637)	1,539	608	(42)	—	(532)
Equity earnings (losses) of affiliates	—	—	(22)	192	—	170
Earnings (losses) from subsidiary entities	3,995	(6)	3,076	1,231	(8,296)	—
Other, net	44	—	(180)	322	—	186

Income (loss) before income tax expense and minority interest in subsidiaries	1,209	1,533	3,632	4,677	(8,296)	2,755
Income tax (expense) benefit	(423)	—	(1,271)	(1,637)	2,317	(1,014)
Minority interest in subsidiaries, net of tax	—	—	(196)	(12)	—	(208)

Net income (loss)	$786	$1,533	$2,165	$3,028	$(5,979)	$1,533

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Supplemental Condensed Consolidating Balance Sheet

At June 30, 2006

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Assets:
Current Assets:
Cash and cash equivalents	$4,094	$17	$—	$1,672	$—	$5,783
Receivables, net	25	—	—	5,125	—	5,150
Inventories, net	—	—	47	1,793	—	1,840
Other	4	—	—	328	18	350

Total Current Assets	4,123	17	47	8,918	18	13,123

Non-Current Assets:
Receivables	2	—	—	591	—	593
Inventories, net	—	—	—	2,410	—	2,410
Property, plant and equipment, net	83	—	2	4,670	—	4,755
Intangible assets	—	—	70	11,376	—	11,446
Goodwill	4	—	—	12,544	—	12,548
Other	157	1	141	874	—	1,173
Investments
Investments in associated companies and Other investments	100	—	516	9,985	—	10,601

Intragroup investments	43,290	79,384	77,035	16,847	(216,556)	—

Total Investments	43,390	79,384	77,551	26,832	(216,556)	10,601

Total Non-Current Assets	43,636	79,385	77,764	59,297	(216,556)	43,526

TOTAL ASSETS	$47,759	$79,402	$77,811	$68,215	$(216,538)	$56,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings	$—	$—	$—	$42	$—	$42
Other current liabilities	251	—	1,311	4,419	350	6,331

Total Current Liabilities	251	—	1,311	4,461	350	6,373

Non-Current Liabilities:
Borrowings	11,233	—	—	152	—	11,385
Other non-current liabilities	376	1	1,858	6,380	121	8,736
Intercompany	14,330	3,609	(5,786)	(12,153)	—	—

Minority interest in subsidiaries	—	—	—	281	—	281

Stockholders’ Equity	21,569	75,792	80,428	69,094	(217,009)	29,874

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,759	$79,402	$77,811	$68,215	$(216,538)	$56,649

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Supplemental Condensed Consolidating Balance Sheet

At June 30, 2005

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
ASSETS:
Current Assets:
Cash and cash equivalents	$4,234	$—	$—	$2,236	$—	$6,470
Receivables, net	22	—	—	4,331	—	4,353
Inventories, net	—	—	56	1,460	—	1,516
Other	1	—	—	284	155	440

Total Current Assets	4,257	—	56	8,311	155	12,779

Non-Current Assets:
Receivables	1	—	—	672	—	673
Inventories, net	—	—	—	2,366	—	2,366
Property, plant and equipment, net	86	—	9	4,251	—	4,346
Intangible assets	132	—	69	12,316	—	12,517
Goodwill	—	—	—	10,944	—	10,944
Other	130	—	—	669	—	799

Investments
Investments in associated companies and Other investments	109	—	1,245	8,914	—	10,268
Intragroup investments	44,445	75,622	73,917	15,735	(209,719)	—

Total Investments	44,554	75,622	75,162	24,649	(209,719)	10,268

Total Non-Current Assets	44,903	75,622	75,240	55,867	(209,719)	41,913

TOTAL ASSETS	$49,160	$75,622	$75,296	$64,178	$(209,564)	$54,692

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Borrowings	$880	$—	$—	$32	$—	$912
Other current liabilities	316	—	1,246	4,081	94	5,737

Total Current Liabilities	1,196	—	1,246	4,113	94	6,649

Non-Current Liabilities:
Borrowings	9,958	—	—	129	—	10,087
Other non-current liabilities	—	—	1,799	8,361	(1,800)	8,360
Intercompany	15,180	593	(4,987)	(10,786)	—	—
Minority interest in subsidiaries	—	—	—	219	—	219
Stockholders’ Equity	22,826	75,029	77,238	62,142	(207,858)	29,377

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,160	$75,622	$75,296	$64,178	$(209,564)	$54,692

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year ended June 30, 2006

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities	$(441)	$2,261	$—	$1,437	$—	$3,257

Investing and other activities:
Property, plant and equipment	(6)	—	—	(970)	—	(976)
Investments	5	—	—	(2,111)	—	(2,106)
Proceeds from sale of investments and non-current assets	—	—	—	1,022	—	1,022

Net cash (used in) provided by investing activities	(1)	—	—	(2,059)	—	(2,060)

Financing activities:
Borrowings	1,133	—	—	26	—	1,159
Repayment of borrowings	(831)	—	—	(34)	—	(865)
Issuance of shares	—	200	—	32	—	232
Repurchase of shares	—	(2,027)	—	—	—	(2,027)
Dividends paid	—	(417)	—	(14)	—	(431)

Net cash provided by (used in) financing activities	302	(2,244)	—	10	—	(1,932)

Net (decrease) increase in cash and cash equivalents	(140)	17	—	(612)	—	(735)
Cash and cash equivalents, beginning of period	4,234	—	—	2,236	—	6,470
Exchange movement on opening cash balance	—	—	—	48	—	48

Cash and cash equivalents, end of period	$4,094	$17	$—	$1,672	$—	$5,783

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year ended June 30, 2005

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$519	$673	$(79)	$2,258	$—	$3,371

Investing and other activities:
Property, plant and equipment	(4)	—	(8)	(889)	—	(901)
Investments	(136)	—	(14)	(52)	—	(202)
Proceeds from sale of investments and non-current assets	14	—	98	688	—	800

Net cash (used in) provided by investing activities	(126)	—	76	(253)	—	(303)

Financing activities:
Borrowings	1,743	—	—	98	—	1,841
Repayment of borrowings	(149)	—	—	(1,961)	—	(2,110)
Cash on deposit	275	—	—	—		275
Issuance of shares	—	76	—	12	—	88
Repurchase of shares	—	(535)	—	—	—	(535)
Dividends paid	—	(214)	—	(26)	—	(240)

Net cash provided by (used in) financing activities	1,869	(673)	—	(1,877)	—	(681)

Net increase (decrease) in cash and cash equivalents	2,262	—	(3)	128	—	2,387
Cash and cash equivalents, beginning of period	1,972	—	3	2,076	—	4,051
Exchange movement on opening cash balance	—	—	—	32	—	32

Cash and cash equivalents, end of period	$4,234	$—	$—	$2,236	$—	$6,470

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year ended June 30, 2004

(US$ in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities	$(2,285)	$157	$20	$4,503	$—	$2,395

Investing and other activities:
Property, plant and equipment	(3)	—	—	(358)	—	(361)
Investments	(14)	—	(18)	(3,498)	—	(3,530)
Proceeds from sale of investments and non-current assets	107	—	—	762	—	869

Net cash provided by (used in) investing activities	90	—	(18)	(3,094)	—	(3,022)

Financing activities:
Borrowings	—	—	—	548	—	548
Repayment of borrowings	(192)	—	—	(751)	—	(943)
Cash on deposit	162	—	—	—	—	162
Issuance of shares	574	8	(2)	—	—	580
Dividends paid	—	(168)	—	(34)	—	(202)

Net cash provided by (used in) financing activities	544	(160)	(2)	(237)	—	145

Net (decrease) increase in cash and cash equivalents	(1,651)	(3)	—	1,172	—	(482)
Cash and cash equivalents, beginning of period	3,622	6	—	849	—	4,477
Exchange movement on opening cash balance	1	—	—	55	—	56

Cash and cash equivalents, end of period	$1,972	$3	$—	$2,076	$—	$4,051

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Notes to Supplemental Guarantor Information

(1) Guarantors consist of the Company and the following subsidiaries:

Subsidiaries	Jurisdiction of Incorporation	Principal Business
News Australia Holdings Pty Ltd	Australia	Wholly-owned subsidiary of News Corporation, which holds all of the stock of News Holdings Limited (formerly known as The News Corporation Limited).

News Publishing Australia Limited	Delaware, USA	U.S. holding company, which owns 100% of NAI.

FEG Holdings, Inc.	Delaware, USA	Wholly-owned subsidiary of NAI.

News America Marketing FSI, L.L.C.	Delaware, USA	Publishes free-standing inserts.

Fox Entertainment Group, Inc.	Delaware, USA	Wholly-owned subsidiary of News Corporation, principally engaged in the development, production and worldwide distribution of feature films and television programs, television broadcasting, and cable network programming.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on such evaluation, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management’s report and the report of the independent registered public accounting firm thereon are set forth on pages 77 and 78, respectively, and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item with respect to the Company’s Directors is contained in the Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC under the headings “Election of Directors” and “Directors Continuing in Office” and is incorporated by reference in this Annual Report.

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is contained in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference in this Annual Report.

The information required by this item with respect to the Company’s Audit Committee, including the Audit Committee’s members and its financial experts is contained in the Proxy Statement under the heading “Audit Committee” and is incorporated by reference in this Annual Report.

The information required by this item with respect to the Company’s Standards of Business Conduct and Code of Ethics governing the Company’s employees, including its Chief Executive Officer, senior financial officer and members of the Board is contained in the Proxy Statement under the heading “Standards of Business Conduct and Code of Ethics” and is incorporated by reference in this Annual Report.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1.	The Company’s Consolidated Audited Financial Statements required to be filed as part of this Annual Report and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

2.	All other financial statement schedules are omitted because the required information is not applicable, or because the information called for is included in the Company’s Consolidated Audited Financial Statements or the Notes to the Consolidated Audited Financial Statements.

3.	Exhibits—The exhibits listed on the accompanying Exhibit Index filed or incorporated by references as part of this Annual Report and such Exhibit Index is incorporated herein by reference. On the Exhibit Index, a “±” identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report, and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWS CORPORATION
(Registrant)

By:	/s/ LAWRENCE A. JACOBS
Lawrence A. Jacobs
Senior Executive Vice President and Group General Counsel

Date:    August 23, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ K. RUPERT MURDOCH K. Rupert Murdoch	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	August 23, 2006

/s/ DAVID F. DEVOE David F. DeVoe	Senior Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	August 23, 2006

/s/ JOSÉ MARÍA AZNAR José María Aznar	Director	August 23, 2006

/s/ PETER BARNES Peter Barnes	Director	August 23, 2006

/s/ CHASE CAREY Chase Carey	Director	August 23, 2006

/s/ PETER CHERNIN Peter Chernin	Director	August 23, 2006

/s/ KENNETH E. COWLEY Kenneth E. Cowley	Director	August 23, 2006

/s/ VIET DINH Viet Dinh	Director	August 23, 2006

/s/ RODERICK I. EDDINGTON Roderick I. Eddington	Director	August 23, 2006

/s/ ANDREW S. B. KNIGHT Andrew S. B. Knight	Director	August 23, 2006

Signature	Title	Date

/s/ LACHLAN K. MURDOCH Lachlan K. Murdoch	Director	August 23, 2006

/s/ RODERICK R. PAIGE Roderick R. Paige	Director	August 23, 2006

/s/ THOMAS J. PERKINS Thomas J. Perkins	Director	August 23, 2006

/s/ ARTHUR M. SISKIND Arthur M. Siskind	Director	August 23, 2006

/s/ JOHN L. THORNTON John L. Thornton	Director	August 23, 2006

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation of News Corporation. (Incorporated by reference to Exhibit 3.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

3.2	Amended and Restated By-Laws of News Corporation. (Incorporated by reference to Exhibit 3.4 to the Current Report of News Corporation on Form 8-K (File No. 000-51022) filed with the Securities and Exchange Commission on November 12, 2004.)

4.1	Specimen Certificate for Shares of Class A Common Stock of News Corporation. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 000-51022) filed with the Securities and Exchange Commission on November 12, 2004.)

4.2	Specimen Certificate for Shares of Class B Common Stock of News Corporation. (Incorporated by reference to Exhibit 4.2 to the Current Report of News Corporation on Form 8-K (File No. 000-51022) filed with the Securities and Exchange Commission on November 12, 2004.)

4.3	Indenture, dated as of February 28, 2001, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021. (Incorporated by reference to Exhibit 4.1 to the Registration Statement of The News Corporation Limited on Form F-3 (Registration No. 333-13556) filed with the Securities and Exchange Commission on May 25, 2001.)

4.4	First Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021. (Incorporated by reference to Exhibit 4.29 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.)

4.5	Second Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, News Corporation, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021. (Incorporated by reference to Exhibit 4.5 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

4.6	Indenture, dated as of January 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 2 to the Report of The News Corporation Limited on Form 6-K (File No. 1-9141) filed with the Securities and Exchange Commission dated January 28, 1993.)

4.7	First Supplemental Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 2 to the Report of The News Corporation Limited on Form 6-K (File No.1-9141) filed with the Securities and Exchange Commission dated April 26, 1993.)

4.8	Second Supplemental Indenture, dated as of April 8, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 3 to the Report of The News Corporation Limited on Form 6-K (File No.1-9141) filed with the Securities and Exchange Commission dated April 26, 1993.)

Number	Description
4.9	Third Supplemental Indenture, dated as of May 20, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.7 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.)

4.10	Fourth Supplemental Indenture, dated as of May 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.8 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.)

4.11	Fifth Supplemental Indenture, dated July 21, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.6 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-74574) filed with the Securities and Exchange Commission on January 28, 1994.)

4.12	Form of Sixth Supplemental Indenture, dated as of January 25, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.7 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-74574) filed with the Securities and Exchange Commission on February 4, 1994.)

4.13	Form of Seventh Supplemental Indenture, dated as of February 4, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.8 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-79334) filed with the Securities and Exchange Commission on June 14, 1994.)

4.14	Form of Eighth Supplemental Indenture, dated as of May 12, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.9 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-79334) filed with the Securities and Exchange Commission on June 14, 1994.)

Number	Description
4.15	Form of Ninth Supplemental Indenture, dated as of August 1, 1995, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.10 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-94868) filed with the Securities and Exchange Commission on July 24, 1995.)

4.16	Form of Tenth Supplemental Indenture, dated as of March 2, 2000, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.12 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

4.17	Form of Eleventh Supplemental Indenture, dated as of February 14, 2001, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.13 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

4.18	Twelfth Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.14 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.)

4.19	Thirteenth Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, News Corporation, The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.19 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

4.20	Fourteenth Supplemental Indenture, dated as of March 15, 2005, by and among News America Incorporated, News Corporation, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities.*

4.21	Fifteenth Supplemental Indenture, dated as of March 21, 2005, by and among News America Incorporated, News Corporation, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities.*

4.22	Amended and Restated Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-59688) filed with the Securities and Exchange Commission on March 24, 1993.)

Number	Description
4.23	First Supplemental Indenture, dated as of May 20, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.2 to the Registration Statement of The News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement of News America Holdings Incorporated on Form F-3 (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.)

4.24	Second Supplemental Indenture, dated as of May 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.3 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement of News America Holdings Incorporated on Form F-3 (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.)

4.25	Third Supplemental Indenture, dated as of July 21, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.14 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-98238) filed with the Securities and Exchange Commission on October 23, 1995.)

4.26	Fourth Supplemental Indenture, dated as of October 20, 1995, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.15 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-98238) filed with the Securities and Exchange Commission on October 23, 1995.)

4.27	Fifth Supplemental Indenture, dated as of January 8, 1998, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.6 to the Registration Statement of News America Incorporated on Form F-4 (Registration No. 333-8744) filed with the Securities and Exchange Commission on May 12, 1998.)

4.28	Sixth Supplemental Indenture, dated as of March 1, 1999, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.20 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

4.29	Seventh Supplemental Indenture, dated as of February 14, 2001, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.21 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

4.30	Eighth Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.23 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.)

Number	Description
4.31	Ninth Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, News Corporation, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.29 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

4.32	Tenth Supplemental Indenture, dated as of March 14, 2005, by and among News America Incorporated, the guarantors named therein and the Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 9, 2006.)

4.33	Eleventh Supplemental Indenture, dated as of March 21, 2005, by and among News America Incorporated, the guarantors named therein and the Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.4 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 9, 2006.)

4.34	Indenture, dated as of November 12, 1996, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures due 2016. (Incorporated by reference to Exhibit 4(i) to the Registration Statement of The News Corporation Limited on Form F-3 (Registration No. 333-6896) filed with the Securities and Exchange Commission on May 9, 1997.)

4.35	First Supplemental Indenture, dated as of March 2, 2000, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures due 2016. (Incorporated by reference to Exhibit 2.39 to the Annual Report of The News Corporation Limited on Form 20-F (File No. 1-9141) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2001.)

4.36	Second Supplemental Indenture, dated as of February 14, 2001, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures due 2016. (Incorporated by reference to Exhibit 2.40 to the Annual Report of The News Corporation Limited on Form 20-F (File No. 1-9141) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2001.)

4.37	Third Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures due 2016. (Incorporated by reference to Exhibit 4.27 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.)

4.38	Fourth Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, News Corporation, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures due 2016. (Incorporated by reference to Exhibit 4.34 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

4.39	Indenture, dated as of March 21, 2003, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Beneficial Unsecured exChangeable Securities. (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form F-3/S-3 of News America Incorporated (Registration No. 333-106837) filed with the Securities and Exchange Commission on August 19, 2003.)

Number	Description
4.40	First Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Beneficial Unsecured exChangeable Securities. (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form F-3/S-3 of News America Incorporated (Registration No. 333-106837) filed with the Securities and Exchange Commission on August 19, 2003.)

4.41	Second Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, News Corporation, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Beneficial Unsecured exChangeable Securities. (Incorporated by reference to Exhibit 4.37 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

4.42	Rights Agreement, by and between News Corporation, Inc. and Computershare Investor Services, LLC, as Rights Agent, dated as of November 8, 2004. (Incorporated by reference to Exhibit B to Report on Form 6-K (File No. 1-09141) filed with the Securities and Exchange Commission on November 8, 2004.)

4.43	Amendment No. 1 to Rights Agreement, by and between News Corporation and Computershare Investor Services, LLC. (Incorporated by reference to Exhibit 4.39 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

4.44	Amendment No. 2 to Rights Agreement, by and between News Corporation and Computershare Investor Services, LLC, as Rights Agent, dated August 16, 2005. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 16, 2005.)

4.45	Amendment and Restated Rights Agreement, by and between News Corporation and Computershare Investor Services, LLC, as Rights Agent, dated August 4, 2006. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 8, 2006.)

4.46	Form of Notes representing $1.0 billion principal amount of 6.20% Senior Notes due 2034 and $750 million principal amount of 5.30% Senior Notes due 2014 and Officer’s Certificate of News Corporation relating thereto, dated December 3, 2004, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the News Corporation Limited (n/k/a News Holdings Limited), the other Guarantors named therein and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on December 3, 2004.)

4.47	Registration Rights Agreement, dated December 3, 2004, by and among News America Incorporated, the Guarantors listed therein and Goldman, Sachs & Co. (Incorporated by reference to Exhibit 4.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on December 3, 2004.)

4.48	Registration Rights Agreement, dated as of April 9, 2003, by and between General Motors and News Corporation. (Incorporated by reference to Exhibit 99.6 to the Registration Statement of The News Corporation Limited on Form F-4 (Registration No. 333-105853) filed with the Securities and Exchange Commission on June 5, 2003.)

4.49	Form of Notes representing $1.15 billion principal amount of 6.40% Senior Notes due 2035 and Officers’ Certificate of News Corporation relating thereto, dated December 23, 2005, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented among the Company and the subsidiary guarantors named therein and the Bank of New York as Trustee. (Incorporated by reference to Exhibit 4.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 9, 2006.)

Number	Description
4.50	Registration Rights Agreement, dated December 23, 2005, by and among News America Incorporated, the Guarantors listed therein and Citigroup Global Markets Inc. (Incorporated by reference to Exhibit 4.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 9, 2006.)

10.1	Five Year Credit Agreement, dated as of June 27, 2003, among News America Incorporated, various guarantors, various lenders, agents and banks. (Incorporated by reference to Exhibit 10.1 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.)

10.2	Letter Amendment No. 1 to Five Year Credit Agreement, dated as of August 13, 2003, among News America Incorporated, various guarantors, various lenders, agents and banks. (Incorporated by reference to Exhibit 10.2 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.)

10.3	Letter Amendment No. 2 to Five Year Credit Agreement, dated as of August 30, 2004, among News America Incorporated, various guarantors, various lenders, agents and banks. (Incorporated by reference to Exhibit 10.3 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

10.4	Amended and Restated Employment Agreement, dated as of August 1, 2004, by and between News America Incorporated and Peter Chernin. (Incorporated by reference to Exhibit 10.11 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.) ±

10.5	Form of Amendment to the Amended and Restated Employment Agreement between News America Incorporated and Peter Chernin. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 10, 2005.) ±

10.6	Amendment to the Amended and Restated Employment Agreement between News America Incorporated and Peter Chernin. (Incorporated by reference to Exhibit 10.6 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 10, 2005.) ±

10.7	News Corporation 2004 Stock Option Plan. (Incorporated by reference to Exhibit 10.12 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.) ±

10.8	News Corporation 2004 Replacement Stock Option Plan. (Incorporated by reference to Exhibit 10.13 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.) ±

10.9	Master Assignment, Assumption and Indemnity Agreement, dated as of September 13, 2004, by and between The News Corporation Limited, Carlholt Pty. Ltd. and News Corporation, Inc. (Incorporated by reference to Exhibit 10.14 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

10.10	Non-Executive Director Compensation Summary Sheet. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on June 26, 2006.) ±

10.11	Employment Agreement, dated as of November 15, 2004, by and between News America Incorporated and David F. DeVoe. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 5, 2005.) ±

Number	Description
10.12	Restated Employment Agreement, dated as of January 1, 2005, by and between News America Incorporated (successor to News America Publishing Incorporated and formerly known as News America Holding Incorporated) and Arthur M. Siskind. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 4, 2005.) ±

10.13	News Corporation 2005 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on July 7, 2005.) ±

10.14	Employment Agreement, dated as of January 1, 2005, by and between News America Incorporated and Lawrence A. Jacobs. (Incorporated by reference to Exhibit 10.16 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on September 1, 2005. ±

10.15	Letter Agreement between the Company and K. Rupert Murdoch dated July 28, 2005. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 3, 2005.) ±

10.16	Letter Agreement between the Company and David F. DeVoe dated July 28, 2005. (Incorporated by reference to Exhibit 10.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 3, 2005.) ±

10.17	Letter Agreement between the Company and Lachlan K. Murdoch dated July 28, 2005. (Incorporated by reference to Exhibit 10.3 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 3, 2005.) ±

10.18	Letter Agreement between the Company and Lachlan K. Murdoch regarding separation arrangements, dated July 28, 2005. (Incorporated by reference to Exhibit 10.4 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 3, 2005.) ±

10.19	Form of Restricted Share Unit Agreement for Cash-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 10, 2005.) ±

10.20	Form of Restricted Share Agreement for Stock-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.3 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 10, 2005.) ±

10.21	Amended and Restated Employment Agreement, effective as of August 15, 2005, between News America Incorporated and Roger Ailes. (Incorporated by reference to Exhibit 10.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on December 20, 2005.) ±

10.22	Stipulation of Settlement, dated April 12, 2006. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on April 13, 2006.)

12.1	Ratio of Earnings to Fixed Charges.*

21	List of Subsidiaries.*

23.1	Consent of Ernst & Young LLP regarding News Corporation.*

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*