Form 10-Q
period 2006-09-30
NEWS CORP
filed 2006-11-09
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

NEWS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 852-7000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and larger accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of November 6, 2006, 2,176,588,834 shares of Class A Common Stock, par value $0.01 per share, and 986,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	For the three months ended September 30,
	2006	2005
Revenues	$5,914	$5,682
Expenses:
Operating	3,750	3,639
Selling, general and administrative	1,102	959
Depreciation and amortization	207	175
Other operating charges	4	—

Operating income	851	909
Other income (expense):
Interest expense, net	(125)	(128)
Equity earnings of affiliates	243	186
Other, net	428	11

Income before income tax expense, minority interest in subsidiaries and cumulative effect of accounting change	1,397	978
Income tax expense	(538)	(382)
Minority interest in subsidiaries, net of tax	(16)	(16)

Income before cumulative effect of accounting change	843	580
Cumulative effect of accounting change, net of tax	—	(1,013)

Net income (loss)	$843	$(433)

Basic earnings (loss) per share:
Income before cumulative effect of accounting change
Class A	0.28	0.19
Class B	0.23	0.16
Cumulative effect of accounting change, net of tax
Class A	—	(0.33)
Class B	—	(0.27)
Net income (loss)
Class A	0.28	(0.14)
Class B	0.23	(0.12)
Diluted earnings (loss) per share:
Income before cumulative effect of accounting change
Class A	0.28	0.19
Class B	0.23	0.15
Cumulative effect of accounting change, net of tax
Class A	—	(0.32)
Class B	—	(0.27)
Net income (loss)
Class A	0.28	(0.14)
Class B	0.23	(0.11)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	At September 30, 2006	At June 30, 2006
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$6,292	$5,783
Receivables, net	5,269	5,150
Inventories, net	1,903	1,840
Other	399	350

Total current assets	13,863	13,123

Non-current assets:
Receivables	461	593
Investments	10,845	10,601
Inventories, net	2,563	2,410
Property, plant and equipment, net	4,869	4,755
Intangible assets, net	11,414	11,446
Goodwill	12,603	12,548
Other non-current assets	968	1,173

Total non-current assets	43,723	43,526

Total assets	$57,586	$56,649

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings	$4	$42
Accounts payable, accrued expenses and other current liabilities	4,385	4,047
Participations, residuals and royalties payable	1,086	1,007
Program rights payable	786	801
Deferred revenue	689	476

Total current liabilities	6,950	6,373

Non-current liabilities:
Borrowings	11,394	11,385
Other liabilities	2,920	3,536
Deferred income taxes	5,352	5,200
Minority interest in subsidiaries	275	281
Commitments and contingencies
Stockholders’ Equity:
Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 2,173,688,378 shares and 2,169,184,961 shares issued and outstanding, net of 1,777,832,584 and 1,777,837,008 treasury shares at par at September 30, 2006 and June 30, 2006, respectively	22	22
Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 986,520,953 and 986,530,368 shares issued and outstanding, net of 313,721,702 treasury shares at par at September 30, 2006 and June 30, 2006, respectively	10	10
Additional paid-in capital	28,162	28,153
Retained earnings and accumulated other comprehensive income	2,501	1,689

Total stockholders’ equity	30,695	29,874

Total liabilities and stockholders’ equity	$57,586	$56,649

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the three months ended September 30,
	2006	2005
Operating activities:
Net income (loss)	$843	$(433)

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	1,013
Depreciation and amortization	207	175
Amortization of cable distribution investments	23	27
Equity earnings of affiliates	(243)	(186)
Cash distributions received from affiliates	14	15
Other, net	(428)	(11)
Minority interest in subsidiaries, net of tax	16	16
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(55)	(470)
Inventories, net	(232)	(399)
Accounts payable and other liabilities	571	750

Net cash provided by operating activities	716	497

Investing activities:
Property, plant and equipment, net of acquisitions	(282)	(199)
Acquisitions, net of cash acquired	(157)	(238)
Investments in equity affiliates	(11)	(19)
Other investments	(17)	—
Proceeds from sale of investments and other non-current assets	288	114

Net cash used in investing activities	(179)	(342)

Financing activities:
Borrowings	145	6
Repayment of borrowings	(190)	(5)
Issuance of shares	68	29
Repurchase of shares	(59)	(213)
Dividends paid	(3)	(1)

Net cash used in financing activities	(39)	(184)

Net increase (decrease) in cash and cash equivalents	498	(29)
Cash and cash equivalents, beginning of period	5,783	6,470
Exchange movement on opening cash balance	11	9

Cash and cash equivalents, end of period	$6,292	$6,450

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

News Corporation, a Delaware corporation, with its subsidiaries (together “News Corporation” or the “Company”), is a diversified entertainment company, which manages and reports its businesses in eight segments: Filmed Entertainment, Television, Cable Network Programming, Direct Broadcast Satellite Television (“DBS”), Magazines and Inserts, Newspapers, Book Publishing and Other.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these unaudited consolidated financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007.

These interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 as filed with the Securities and Exchange Commission (“SEC”) on August 23, 2006.

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

Certain fiscal 2006 amounts have been reclassified to conform to the fiscal 2007 presentation.

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to each reporting date. As such, all references to September 30, 2006 and September 30, 2005 relate to the three month periods ended October 1, 2006 and October 2, 2005, respectively. For convenience purposes, the Company continues to date its financial statements as of September 30th.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” total comprehensive income for the Company consists of the following:

	For the three months ended September 30,
	2006	2005
	(in millions)
Net income (loss), as reported	$843	$(433)
Other comprehensive income:
Foreign currency translation adjustments	76	83
Unrealized holding gains (losses) on securities, net of tax	75	(42)

Total comprehensive income (loss)	$994	$(392)

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation (continued)

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of July 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), providing a framework to improve the comparability and consistency of fair value measurements in applying GAAP. SFAS No. 157 also expands the disclosures regarding fair value measurement. SFAS No. 157 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS No. 157 will have on the Company’s future results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the fiscal year in which the changes occur through comprehensive income. SFAS No. 158 is effective for the Company as of the fiscal year ending June 30, 2007. The Company is currently evaluating what effects the adoption of SFAS No. 158 will have on the Company’s results of operations and financial condition.

Note 2—Acquisitions, Disposals and Other Transactions

Fiscal 2007 Transactions

Acquisitions

In July 2006, the Company entered into an agreement with an independent third party to acquire TGRT, a national, general interest broadcast television station in Turkey, for approximately $102 million. The closing was subject to customary closing conditions, including Turkish regulatory approval. In November 2006, Turkish regulatory approval was received and the transaction closed.

In September 2006, the Company and VeriSign, Inc. (“VeriSign”) announced a joint venture to form a new provider of mobile entertainment. The Company will pay approximately $188 million for a controlling interest in VeriSign’s wholly-owned subsidiary, Jamba, and will combine Jamba with the Company’s Fox Mobile Entertainment assets. The closing of this transaction is subject to customary closing conditions, including regulatory approval.

Other Transactions

In August 2006, the Company announced that its Fox Interactive Media (“FIM”) division entered into a multi-year search technology and services agreement with Google, Inc. (“Google”), pursuant to which Google

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2—Acquisitions, Disposals and Other Transactions (continued)

will be the exclusive search and keyword-targeted advertising sales provider for a majority of FIM’s web properties. Under the terms of the agreement, Google will be obligated to make guaranteed minimum revenue share payments to FIM of $900 million based on FIM’s achievement of certain traffic and other commitments. These guaranteed minimum revenue share payments are expected to be made over the period beginning the first quarter of calendar 2007 and ending in the second quarter of calendar 2010.

Fiscal 2006 Transactions

Acquisitions

In September 2005, the Company acquired the 25% stake in News Out of Home (“NOOH”) that it did not already own for approximately $175 million in cash. This acquisition increased the Company’s ownership of NOOH to 100%. The excess purchase price over the fair value of the net assets acquired of approximately $130 million of which, $51 million was allocated to goodwill with the remaining $79 million allocated to certain indefinite-lived intangible assets, which in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), are not being amortized.

In order to increase the Company’s Internet presence, the Company purchased several Internet companies during fiscal 2006 through its FIM division. The amount of goodwill resulting from Internet acquisitions during fiscal 2006 was approximately $1.3 billion and primarily related to the following fiscal 2006 transactions:

In September 2005, the Company acquired all of the outstanding common and preferred stock of Intermix Media, Inc. (“Intermix”) for approximately $580 million in cash. Under an existing stockholders’ agreement between Intermix, MySpace, Inc. (“MySpace”), an Internet entertainment company, and certain other stockholders of MySpace, Intermix exercised its option in July 2005 to acquire the outstanding 47% equity interest of MySpace that it did not already own for approximately $70 million in cash. This transaction, which closed in October 2005, increased Intermix’s ownership in MySpace to 100%. The excess purchase price over the fair value of the net assets acquired from Intermix was approximately $644 million, of which approximately $567 million has been preliminarily allocated to goodwill¸ with the remaining $77 million preliminarily allocated to definite-lived intangible assets.

In September 2005, the Company acquired Scout Media, Inc., the parent company of Scout.com, the country’s leading independent online sports network, and Scout Publishing, producer of widely read local sports magazines in the United States, for approximately $60 million, substantially all of which has been allocated to goodwill.

In October 2005, the Company acquired IGN Entertainment, Inc., a leading community-based Internet media and services company for video games and other forms of digital entertainment, for approximately $620 million in cash and approximately $30 million to be paid in cash pending the satisfaction of certain conditions. The excess purchase price over the fair value of the net assets acquired including acquisition related costs was approximately $622 million, of which $551 million has been preliminarily allocated to goodwill, with the remaining $71 million preliminarily allocated to definite-lived intangible assets.

In May 2006, the Company acquired a U.S. regional cable sports and entertainment channel in the southeast region for approximately $375 million. This channel has broadcast rights to the National Hockey League’s Atlanta Thrashers and shares broadcast rights to Major League Baseball’s (“MLB”) Atlanta Braves and the National Basketball Association’s Atlanta Hawks together with one of the Company’s existing regional sports networks. The purchase price preliminarily allocated to goodwill was $295 million, with the remaining $80 million preliminarily allocated to definite-lived intangible assets.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2—Acquisitions, Disposals and Other Transactions (continued)

In accordance with SFAS No. 142, the excess purchase price that has been allocated or has been preliminarily allocated to goodwill is not being amortized for all of the acquisitions noted above. Where the allocation of the excess purchase price is not final, the amount allocated to goodwill is subject to changes upon completion of final valuations of certain assets and liabilities. A future reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets could reduce future earnings as a result of additional amortization. For every $100 million reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets, Depreciation and amortization expense would increase by approximately $10 million per year, representing amortization expense assuming an average useful life of ten years.

The aforementioned acquisitions were all accounted for in accordance with SFAS No. 141, “Business Combinations.”

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

The net income, assets, liabilities and cash flow attributable to the TSL and Sky Radio operations are not material to the Company in any of the periods presented and accordingly have not been presented separately. There was no provision for income taxes related to these transactions as any tax due was offset by a release of a valuation allowance that was applied to an existing deferred tax asset established for capital losses, which because of the sale of TSL and Sky Radio was able to be utilized. Therefore, there was no resulting tax provision.

In February 2004, the Company sold the Los Angeles Dodgers (“Dodgers”) and related properties to entities owned by Frank McCourt (the “McCourt Entities”) for $421 million in consideration. Part of the consideration delivered by the McCourt Entities at closing was a $125 million note secured by certain real estate in Boston, Massachusetts. In March 2006, the McCourt entities remitted the real estate to the Company in full satisfaction of the note, including accrued interest of $20 million. This real estate consists of approximately 23 acres located in the Seaport District of Boston, Massachusetts. In conjunction with this transfer, the Company assumed $36 million in debt. The Company recorded the assets and liabilities received at fair value upon closing. No gain or loss was recognized as the net fair value of the land approximated the value of the note. In September 2006, the Company sold this property for $202 million in cash. The Company discharged all of the debt on the property at the time of the sale. Upon the completion of the March 2006 transaction, the Company recorded the assets and liabilities received at fair value and accordingly no gain or loss was recognized on the sale in September 2006.

Note 3—United Kingdom Redundancy Program

In fiscal 2005, the Company announced its intention to invest in new printing plants in the United Kingdom to take advantage of technological and market changes. As the new automated technology comes on line, the Company expects lower production costs and improved newspaper quality, including expanded color.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3—United Kingdom Redundancy Program (continued)

In conjunction with this project, during the second quarter of fiscal 2006, the Company received formal approval for the construction of the main new plant which was the last contingency, thereby committing the Company to a redundancy program (the “Program”) for certain production employees at the Company’s U.K. newspaper operations. The Program is in response to the reduced workforce that will be required as new printing presses and the new printing facilities eventually come on line. As a result of this Program, the Company expects to reduce its production workforce by approximately 65%, and as of September 30, 2006, approximately 700 employees in the United Kingdom had already voluntarily accepted severance agreements and are expected to leave the Company in fiscal 2007 and 2008.

In accordance with SFAS No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” the Company recorded a redundancy provision of approximately $109 million during fiscal 2006 in Other operating charges. During the three months ended September 30, 2006, the Company recorded an additional $4 million relating to the Program, which was comprised of accretion and retention expenses, in Other operating charges in the unaudited consolidated statements of operations. As of September 30, 2006, the remaining liability balance relating to the Program was approximately $112 million, of which approximately $44 million was included in other current liabilities and $68 million was included in non-current other liabilities in the unaudited consolidated balance sheet. The Company expects to record an additional provision of approximately $20 million through fiscal 2008 to record accretion on the redundancy provision and to recognize any retention bonuses earned. A majority of the Program’s costs are expected to be paid in cash to employees in fiscal 2008.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Inventories, net

The Company’s inventory was comprised of the following:

	At September 30, 2006	At June 30, 2006
	(in millions)
Programming rights	$2,252	$2,147
Books, DVDs, paper and other merchandise	485	466
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	522	588
Completed, not released	65	88
In production	355	251
In development or preproduction	42	59

	984	986

Television productions:
Released (including acquired libraries)	527	475
Completed, not released	1	27
In production	209	147
In development or preproduction	8	2

	745	651

Total filmed entertainment costs, less accumulated amortization(a)	1,729	1,637

Total inventories, net	4,466	4,250
Less: current portion of inventory, net(b)	(1,903)	(1,840)

Total noncurrent inventories, net	$2,563	$2,410

(a)	Does not include $576 million and $584 million of net intangible film library costs as of September 30, 2006 and June 30, 2006, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheets.
(b)	Current inventory as of September 30, 2006 and June 30, 2006 is comprised of programming rights ($1,456 million and $1,411 million, respectively), books, DVDs, paper and other merchandise.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Investments

The Company’s investments were comprised of the following:

		Ownership Percentage		At September 30, 2006	At June 30, 2006
				(in millions)
Equity investments:
The DIRECTV Group, Inc.(1)	DBS operator principally in the U.S.	39%	(3)	$6,821	$6,866
Gemstar-TV Guide International, Inc.(1)	U.S. print and electronic guidance company	41%		656	647
British Sky Broadcasting Group plc(1)	U.K. DBS operator	39%	(4)	1,156	1,061
China Network Systems	Taiwan cable TV operator	various		231	239
Sky Network Television Ltd.	New Zealand media company	44%		267	239
National Geographic Channel (US)(2)	U.S. cable channel	67%		300	295
National Geographic International(2)	International cable channel	various	(5)	101	99
Other equity method investments		various		620	679
Cost method investments		various		693	476

				$10,845	$10,601

(1)	The market values of the Company’s investments in The DIRECTV Group, Inc. (“DIRECTV”), Gemstar-TV Guide International Inc. (“Gemstar-TV Guide”) and British Sky Broadcasting Group plc (“BSkyB”) were $9,258 million, $581 million and $7,010 million, respectively, at September 30, 2006.
(2)	The Company does not consolidate these entities as it does not hold a majority on their Boards of Directors, is unable to dictate operating decision-making and they are not variable interest entities.
(3)	The Company’s ownership in DIRECTV increased from approximately 38% at June 30, 2006 to approximately 39% at September 30, 2006, due to DIRECTV’s share buyback program.
(4)	The Company’s ownership in BSkyB increased from approximately 38% at June 30, 2006 to approximately 39% at September 30, 2006, due to BSkyB’s share buyback program.
(5)	The Company’s ownership percentage in NGC Network International LLC and NGC Network Latin America LLC was 50% and 67%, respectively, as of September 30, 2006 and June 30, 2006.

During the three months ended September 30, 2006, Gemstar-TV Guide’s common stock experienced significant volatility in its market value trading between a low of $2.59 per share on July 25, 2006 and a high of $3.58 per share on July 3, 2006, approximately 69% and 96% of the Company’s carrying value at September 30, 2006, respectively. As of September 30, 2006, the Company’s carrying value in Gemstar-TV Guide exceeded its market value by approximately $75 million.

In determining if the decline in Gemstar-TV Guide’s market value was other than temporary, the Company considered a number of factors: (1) the financial condition, operating performance and near term prospects of the investee; (2) the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; (3) analysts’ ratings and estimates of 12 month share price targets for the investee; (4) the length of the time and the extent to which the investee’s market value has been less than the carrying value of the Company’s investment; (5) the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value; and (6) the recent volatility of Gemstar-TV Guide’s share price. Upon review, the Company has determined that at this time the impairment in the value of its investment in Gemstar-TV Guide is temporary.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Investments (continued)

Due to the volatility of Gemstar-TV Guide’s common stock, the Company will continue to monitor this investment for possible future impairment.

Fiscal Year 2007 Acquisitions and Disposals

In August 2006, the Company sold a portion of its equity investment in Phoenix Satellite Television Holdings Limited (“Phoenix”), representing a 19.9% stake for approximately $164 million. The Company recognized a pre-tax gain of approximately $136 million on the sale included in Other, net in the unaudited consolidated statement of operations for the three months ended September 30, 2006. The Company will retain a 17.6% stake in Phoenix after this transaction, which will be accounted for under the cost method of accounting and accordingly the carrying value will be adjusted to market value each reporting period as required under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Prior Fiscal Years Acquisitions and Disposals

In July 2005, the Company sold its entire cost investment in China Netcom Group Corporation (“China Netcom”). The Company’s 1% investment in China Netcom was sold for total consideration of approximately $112 million. The Company recognized a pre-tax gain of approximately $52 million on this sale included in Other, net in the consolidated statement of operations for the three months ended September 30, 2005.

In October 2004, the Company and its then 34% investee, DIRECTV, announced a series of transactions with Grupo Televisa, Globopar and Liberty Media International, Inc. (“Liberty”) that would result in the reorganization of the companies’ direct-to-home (“DTH”) satellite television platforms in Latin America. The transactions would result in DIRECTV Latin America and Sky Latin America consolidating their two DTH platforms into a single platform in each of the major territories served in the region. As part of these transactions, DIRECTV would acquire News Corporation’s interests in Sky Multi-Country Partners, Innova and Sky Brasil.

The Sky Multi-Country Partners transaction closed during fiscal 2005 and the Company recognized a pre-tax loss of approximately $55 million on this transaction.

In February 2006, the Company completed its sale of its investment in Innova, a Mexican DTH platform, to DIRECTV for $285 million. As a result of this transaction, the Company recognized a pre-tax gain of approximately $206 million, in the third quarter of fiscal 2006. The Company deferred a portion of its total gain on sale due to its indirect retained interest through the Company’s ownership of DIRECTV. Upon the closing of the Innova transaction, the Company was released from both its Innova transponder lease guarantee and its guarantee under Innova’s credit agreement.

In August 2006, the Company completed the sale of its investment in Sky Brasil, a Brazilian DTH platform, to DIRECTV for approximately $300 million in cash which was received in fiscal 2005. The Company recognized a pre-tax gain of approximately $261 million, which is included in Other, net in the unaudited consolidated statement of operations for the three months ended September 30, 2006. The Company deferred a portion of its total gain on sale due to its indirect retained interest through the Company’s ownership of DIRECTV. As a result of the transaction, the Company was released from its Sky Brasil transponder lease guarantee and will be released from its Sky Brasil credit agreement guarantee on or before January 31, 2007. (See Note 10 Commitments and Guarantees)

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Investments (continued)

Summarized financial information for significant equity affiliates, determined in accordance with Regulation S-X, accounted for under the equity method is as follows:

	For the three months ended September 30,
	2006	2005
	(in millions)
Revenues	$5,674	$5,059
Operating income	965	540
Net income from continuing operations before discontinued operations and cumulative effect of accounting changes	587	344
Net income	587	344

Note 6—Intangible Assets

Effective July 1, 2005, the Company adopted Emerging Issues Task Force Topic No. D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill” (“D-108”). D-108 requires companies who have applied the residual value method in the valuation of acquired identifiable intangibles for purchase accounting and impairment testing to now use a direct value method. As a result of the adoption, the Company recorded a non-cash charge of $1.6 billion ($1.0 billion net of tax, or ($0.32) per diluted share of Class A common stock, par value $0.01 per share (“Class A Common Stock”) and ($0.27) per diluted share of the Company’s Class B common stock, par value $0.01 per share (“Class B Common Stock”)), to reduce the intangible balances attributable to its television stations’ Federal Communications Commission (“FCC”) licenses. As required, this charge has been reflected as a cumulative effect of accounting change, net of tax in the unaudited consolidated statement of operations for the three months ended September 30, 2005.

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

Note 7—Borrowings

The Company previously entered into two loan agreements with the European Bank for Reconstruction and Development (the “EBRD”) and had an outstanding balance of $154 million under these loans at June 30, 2006. In August 2006, the Company entered into a loan agreement with Raiffeisen Zentralbank Österreich AG (“RZB”) for $300 million and repaid all amounts outstanding under the Company’s loan agreements with the EBRD with the remaining balance available for future use. The RZB loan bears interest at LIBOR for a period equal to each one, three or six month interest period, plus a margin of up to 2.85% dependent upon certain financial metrics. Principal amounts under the RZB loan are to be repaid in equal amounts every six months starting on the second anniversary of the date of the agreement until the fifth anniversary of the date of the agreement. The remaining available amount under the RZB loan, which may be drawn prior to the second anniversary of the date of the agreement, will be used to expand the Company’s outdoor advertising business primarily in Russia and Eastern Europe. The loans are secured by certain guarantees, bank accounts and share pledges of the Company’s Russian operating subsidiaries.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Stockholders’ Equity

Rights of Holders of Common Stock

On August 8, 2006, the Company announced that, in accordance with the terms of the settlement of a lawsuit regarding the Company’s stockholder rights plan, the Company’s Board of Directors (the “Board”) had approved the adoption of an Amended and Restated Rights Plan, extending the term of the Company’s existing stockholder rights plan from November 7, 2007 to October 20, 2008. The Board has the right to extend the term for an additional year if the situation with Liberty has not, in the Board’s judgment, been resolved. The terms of the Amended and Restated Rights Plan remain the same as the Company’s existing stockholder rights plan in all other material respects. Pursuant to the terms of the settlement, on October 20, 2006, the Amended and Restated Rights Plan was presented for a vote of the Company’s Class B stockholders at the Company’s 2006 annual meeting of stockholders and the stockholders voted in favor of its approval. (See Note 11 Contingencies and Note 17 Subsequent Events for more information on the settlement of the lawsuit).

Dividends

The Company declared a dividend of $0.06 per share of Class A Common Stock and $0.05 per share for the Company’s Class B Common Stock in the three months ended September 30, 2006, which were paid in October 2006 to stockholders of record on September 13, 2006. The total aggregate dividend paid in October 2006 to stockholders was approximately $180 million.

Repurchase Program

In June 2005, the Company announced a stock repurchase program under which the Company was authorized to acquire from time to time up to an aggregate of $3 billion in Class A Common Stock and Class B Common Stock. In May 2006, the Company announced that the Board had authorized increasing the total amount of the stock repurchase program to $6 billion. The remaining authorized amount under the Company’s stock repurchase program at September 30, 2006, excluding commissions, was approximately $3,383 million.

Note 9—Equity Based Compensation

The following table summarizes the Company’s equity-based compensation transactions:

	For the three months ended September 30,
	2006	2005
	(in millions)
Equity-based compensation	$29	$22

Cash received from exercise of equity-based compensation	$59	$29

Total intrinsic value of options exercised	$31	$13

At September 30, 2006, the Company’s total compensation cost related to non-vested stock options, restricted stock units (“RSUs”) and stock appreciation rights not yet recognized for all plans was approximately $243 million, the majority of which is expected to be recognized over the next three fiscal years. Compensation expense on all equity-based awards is recognized on a straight-line basis over the vesting period of the entire award.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Equity Based Compensation (continued)

Options exercised during the three months ended September 30, 2006 and September 30, 2005 resulted in the Company’s issuance of 4.7 million and 2.1 million shares of Class A Common Stock, respectively. The Company recognized a tax benefit on stock options exercised of $11 million and $4 million for the three months ended September 30, 2006 and September 30, 2005, respectively.

During the three months ended September 30, 2006, the Company issued 1.7 million RSUs. These RSUs will be payable in shares of Class A Common Stock upon vesting, except for approximately 0.5 million RSUs that will be settled in cash.

During the three months ended September 30, 2006, approximately 4.0 million RSUs vested, of which approximately 3.4 million were settled in stock, before statutory tax withholdings, and the remaining RSUs were settled for cash.

Note 10—Commitments and Guarantees

Commitments

In July 2006, the Company signed a new contract with MLB for rights to telecast certain regular season and post season games, as well as exclusive rights to telecast MLB’s World Series and All-Star Game for a seven-year term through the 2013 MLB season. The Company will pay approximately $1.8 billion over the term of the contract for these rights.

The Company has commenced a project to upgrade its printing presses with new automated technology, that once on line, are expected to lower production costs and improve newspaper quality, including expanded color. As part of this initiative, the Company entered into several third party printing contracts in the United Kingdom totaling approximately $463 million and expiring in fiscal 2022.

Guarantees

The Company had guaranteed a transponder lease for Sky Brasil, an equity affiliate of the Company. The Company also guaranteed $210 million of the obligation of Sky Brasil under a credit agreement. Upon the closing of the sale of Sky Brasil in the first quarter of fiscal 2007, the Company was released from the transponder lease and will be released from the credit agreement guarantee on or before January 31, 2007.

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

On April 13, 2006, the Company announced that it had entered into a settlement agreement with the plaintiffs. Under the terms of the settlement agreement, the trial and all remaining proceedings in the litigation were postponed pending a stockholder vote on a rights plan to be held at the Company’s annual stockholders

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Contingencies (continued)

meeting in October 2006 (the “Annual Meeting”). If stockholders voted in favor of the rights plan, the litigation was to be dismissed. If stockholders voted against the rights plan, the Company had the right to treat the vote as advisory and proceed with the litigation.

Under the terms of the settlement agreement, if the Company’s stockholders voted in favor of the rights plan, then at the expiration of the existing rights plan or any other rights plan, the Company may adopt subsequent rights plans of one-year duration without stockholder approval, subject to interim periods of nine months between rights plans. If during or prior to any interim period, any stockholder (i) acquires 5 percent or more of the Company’s voting stock, (ii) offers to purchase voting stock or assets that would result in their owning 30 percent or more of the Company’s voting stock or assets or (iii) in certain other circumstances, the Company may immediately adopt a new rights plan of one-year duration. The Company may, of course, also adopt new rights plans or extend existing rights plans of unlimited duration with stockholder approval. The provisions discussed in this paragraph shall be in effect until the twentieth anniversary of the Annual Meeting. The terms of the settlement agreement are not intended to limit, restrict or eliminate the ability of the Company’s stockholders under applicable Delaware law to amend the Company’s certificate of incorporation in any manner. As part of the settlement, the Company has agreed to pay the plaintiffs’ attorneys fees and expenses in the litigation.

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

At the Annual Meeting on October 20, 2006, the Company’s stockholders approved the extension of the existing rights plan to October 2008, with the Company having the right to extend the rights plan for a year if the situation with Liberty has not, in the Board’s judgment, been resolved, and pursuant to the Stipulation of Settlement and the Court’s order, this action has been dismissed, with prejudice.

NDS

Sogecable Litigation

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, “Sogecable”), filed an action against NDS in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003, which purported to allege claims for violation of the Digital Millennium Copyright Act and the federal Racketeer Influenced and Corrupt Organizations (“RICO”) Act. The amended complaint also purported to allege claims for interference with contract and prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. NDS filed a motion to dismiss the second amended complaint on March 31, 2004. On August 4, 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Contingencies (continued)

On October 1, 2004, Sogecable notified the court that it would not be filing a third amended complaint, but would appeal the court’s entry of final judgment dismissing the suit to the United States Ninth Circuit Court of Appeals. Sogecable has filed a brief on appeal. NDS’s opposition was filed on August 22, 2005, and Sogecable filed its reply on September 6, 2005. The court has scheduled oral arguments for November 14, 2006.

Intermix

FIM Transaction

On August 26, 2005 and August 30, 2005, two purported class action lawsuits captioned, respectively, Ron Sheppard v. Richard Rosenblatt et. al., and John Friedmann v. Intermix Media, Inc. et al., were filed in the California Superior Court, County of Los Angeles. Both lawsuits named as defendants all of the then incumbent members of the Intermix Board, including Mr. Rosenblatt, Intermix’ former Chief Executive Officer, and certain entities affiliated with VantagePoint Venture Partners, a former major Intermix stockholder. The complaints alleged that, in pursuing the transaction whereby Intermix was to be acquired by FIM (the “FIM Transaction”) and approving the related merger agreement, the director defendants breached their fiduciary duties to Intermix stockholders by, among other things, engaging in self-dealing and failing to obtain the highest price reasonably available for Intermix and its stockholders. The complaints further alleged that the merger agreement resulted from a flawed process and that the defendants tailored the terms of the merger to advance their own interests. The FIM Transaction was consummated on September 30, 2005. The Friedmann and Sheppard lawsuits were subsequently consolidated and, on January 17, 2006, a consolidated amended complaint was filed (the “Intermix Media Shareholder Litigation”). The plaintiffs in the consolidated action are seeking various forms of declaratory relief, damages, disgorgement and fees and costs. On March 20, 2006, the court ordered that substantially identical claims asserted in a separate state action filed by Brad Greenspan, captioned Greenspan v. Intermix Media, Inc., et al., be severed and related to the Intermix Media Shareholder Litigation. The defendants filed demurrers seeking dismissal of all claims in the Intermix Media Shareholder Litigation and the severed Greenspan claims, which were heard by the Court on July 6, 2006. On October 6, 2006, the Court sustained the demurrers without leave to amend.

In November 2005, plaintiff in a derivative action captioned LeBoyer v. Greenspan et al. pending against various former Intermix directors and officers in the United States District Court for the Central District of California, filed a First Amended Class and Derivative Complaint (the “Amended Complaint”). The original derivative action was filed in May 2003 and arose out of Intermix’ restatement of quarterly financial results for its fiscal year ended March 31, 2003. The plaintiff asserted breach of fiduciary duty and related claims in connection with the restatement. Until the filing of the Amended Complaint, the action had been stayed by mutual agreement of the parties since its inception pending determination of whether plaintiffs in a related securities class action lawsuit (the “Securities Litigation”) would be able to state a claim against the defendants. The Securities Litigation was dismissed pursuant to a class settlement in September 2005. In addition, a substantially similar derivative action filed in Los Angeles Superior Court was dismissed based on inability of the plaintiffs to adequately plead demand futility. Plaintiff LeBoyer’s November 2005 Amended Complaint added various allegations and purported class claims arising out of the FIM Transaction which are substantially similar to those asserted in the Intermix Media Shareholder Litigation. The Amended Complaint also adds as defendants the individuals and entities named in the Intermix Media Shareholder Litigation that were not already defendants in the matter. The plaintiff seeks unspecified damages, disgorgement, costs and fees. Intermix believes that the plaintiff lacks standing to pursue any claims in a derivative capacity and that the lawsuit is generally without merit. Intermix intends to vigorously defend itself, and expects that the individual defendants will vigorously defend themselves in the matter. On July 14, 2006, the parties filed their briefing on defendants’ motion to dismiss and stay the matter. On October 16, 2006, the court dismissed the fourth through seventh

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Contingencies (continued)

claims for relief, which related to the 2003 restatement, finding that the plaintiff is precluded from relitigating demand futility. At the same time, the court asked for further briefing regarding the standing issues and the effect of the judge’s dismissal of the claims in the Greenspan case and the Intermix Media Shareholder Litigation on the remaining claims, which include two direct class action claims related to alleged breaches of fiduciary duty leading up to the FIM Transaction and a third claim under Section 14a of the Exchange Act asserted as a derivative claim and alleging material misstatements and omission in the FIM Transaction proxy statement. The court has scheduled a November 27, 2006 hearing on the remaining issues.

On June 14, 2006, a purported class action lawsuit, captioned Jim Brown v. Brett C. Brewer, et al., was filed against certain former Intermix directors and officers in the United States District Court for the Central District of California. The plaintiff asserts claims for alleged violations of Section 14a of the Exchange Act and SEC Rule 14a-9, as well as control person liability under Section 20a. The plaintiff alleges that certain defendants disseminated false and misleading definitive proxy statements on two occasions: one on December 30, 2003 in connection with the shareholder vote on January 29, 2004 on the election of directors and ratification of financing transactions with certain entities of VantagePoint Venture Partners (“VantagePoint”), a former large stockholder of Intermix, and another on August 25, 2005 in connection with the shareholder vote on the FIM Transaction. The complaint names as defendants certain Vantage Point related entities and the members of the Intermix Board who were incumbent on the dates of the respective proxy statements. Intermix is not named as a defendant, but has certain indemnity obligations to the former officer and director defendants in connection with these claims and allegations. Intermix believes that the claims are without merit and expects that the individual defendants will vigorously defend themselves in the matter. On August 25, 2006, plaintiff amended his complaint to add certain investment banks (the “Investment Banks”) as defendants. Intermix has certain indemnity obligations to the Investment Banks as well. After conferring with defendants concerning deficiencies in the amended complaint pursuant to local rule and entering a stipulation with defendants regarding a briefing schedule, plaintiff amended his complaint again on September 27, 2006. On October 19, 2006, defendants filed motions to dismiss all claims in the Second Amended Complaint. These motions will be heard on December 18, 2006. Intermix believes that the claims are without merit and expects the individual defendants will vigorously defend themselves in the matter.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Contingencies (continued)

Prior to dismissing his derivative lawsuit, in August 2005, Mr. Greenspan filed another complaint in Los Angeles Superior Court against the same defendants. The complaint, for breach of fiduciary duty, included substantially the same allegations made by Mr. Greenspan in the above-referenced lawsuit. Mr. Greenspan further alleged that defendants’ actions have, with the FIM Transaction, culminated in the loss of Mr. Greenspan’s interest in Intermix for a cash payment allegedly below its value. On October 31, 2005, the defendants filed motions seeking dismissal of the lawsuit on the grounds that the complaint fails to state any cause of action. Instead of responding to these motions, Mr. Greenspan filed an amended complaint on February 21, 2006, in which Mr. Greenspan omitted certain previously named defendants and added two other former directors as defendants. In this amended complaint, Mr. Greenspan asserts seven causes of action. The first two causes of action, for intentional interference with prospective economic advantage and violation of California’s Business & Professions Code section 17200, generally related to Intermix’ decision to consummate its Series C Preferred Stock financing with VantagePoint in October 2003 and allege that Mr. Greenspan was “forced” to resign. The third through sixth causes of action assert various claims for breach of fiduciary duty related to the FIM Transaction and substantially mirror the allegations in the Intermix Media Shareholder Litigation. By Order of March 20, 2006, the court ordered that Mr. Greenspan’s claims based on the FIM Transaction be severed from the rest of his complaint and coordinated with the claims asserted in the Intermix Media Shareholder Litigation. The seventh cause of action is asserted against Intermix for indemnification. In his amended complaint, Mr. Greenspan seeks compensatory and consequential damages, punitive damages, fees and costs, injunctive relief and other remedies. Motions to dismiss the first six causes of action were filed and, on October 6, 2006, granted without leave to amend. Intermix is the only remaining defendant in the action and the only remaining cause of action is the seventh action for indemnification. Intermix believes that this claim is without merit and intends to vigorously defend itself against this claim.

News America Marketing

On January 18, 2006, Valassis Communications, Inc. (“Valassis”) filed a complaint against News America Incorporated, News America Marketing FSI, Inc. and News America Marketing Services, In-Store, Inc. (collectively “News America”) in the United States District Court for the Eastern District of Michigan. Valassis alleges that News America possesses monopoly power in a claimed in-store advertising and promotions market (the “in-store market”) and has used that power to gain an unfair advantage over Valassis in a purported market for coupons distributed by free standing inserts (“FSIs”). Valassis alleges that News America has entrenched its monopoly power in the alleged in-store market by entering into exclusive contracts with retailers. Valassis further alleges that News America has unlawfully bundled the sale of in-store marketing products with the sale of FSIs and that such bundling constitutes unlawful tying in violation of Sections 1 and 3 of the Sherman Antitrust Act of 1890, as amended (the “Sherman Act”). Valassis also asserts that News America has violated Section 2 of the Sherman Act, various state antitrust statutes and has tortiously interfered with Valassis’ actual or expected business relationships. Valassis’ complaint seeks injunctive relief, damages, fees and costs. On April 20, 2006, News America moved to dismiss Valassis’ complaint in its entirety for failure to state a cause of action. On September 28, 2006, the Magistrate Judge issued a Report and Recommendation granting the motion. On October 16, 2006, Valassis filed an Amended Complaint, alleging the same causes of action. Pursuant to agreement among the parties, discovery has not yet commenced. News America’s deadline to answer or otherwise respond to Valassis’ Amended Complaint is November 17, 2006. News America believes Valassis’ claims are without merit and intends to vigorously defend itself in this matter.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Contingencies (continued)

Other

The Company is party to several purchase and sale arrangements, which become exercisable over the next ten years by the Company or the counter-party to the agreement. Total contingent receipts/payments under these agreements (including cash and stock) have not been included in the Company’s financial statements. In the next twelve months, none of these arrangements that become exercisable are material.

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

Note 12—Pension Plans and Other Postretirement Benefits

The Company sponsors non-contributory pension plans and retiree health and life insurance benefit plans covering specific groups of employees. The benefits payable for the non-contributory pension plans are based primarily on a formula factoring both an employee’s years of service and pay near retirement. Participant employees are vested in the plans after five years of service. The Company’s policy for all pension plans is to fund amounts, at a minimum, in accordance with statutory requirements. During the three months ended September 30, 2006 and 2005, the Company made discretionary contributions of $4 million and $29 million, respectively, to its pension plans. Plan assets consist principally of common stocks, marketable bonds and government securities. The retiree health and life insurance benefit plans offer medical and/or life insurance to certain full-time employees and eligible dependents that retire after fulfilling age and service requirements.

The components of net periodic benefit costs were as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended September 30,
	2006	2005	2006	2005
	(in millions)
Service cost benefits earned during the period	$17	$21	$1	$1
Interest costs on projected benefit obligation	30	27	2	2
Expected return on plan assets	(33)	(31)	—	—
Amortization of deferred losses	5	11	1	1
Other	—	1	(2)	(2)

Net periodic costs	$19	$29	$2	$2

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 13—Other, net

Other, net consisted of the following:

	For the three months ended September 30,
	2006	2005
	(in millions)
Gain on the sale of Sky Brasil(a)	$261	$—
Gain on the sale of Phoenix Satellite Television Holdings Limited(a)	136	—
Gain on the sale of China Netcom(a)	—	52
Change in fair value of exchangeable securities(b)	38	(41)
Other	(7)	—

Total Other, net	$428	$11

(a)	See Note 5—Investments
(b)	The Company has certain outstanding exchangeable debt securities which contain embedded derivatives. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” these embedded derivatives require separate accounting and, as such, changes in their fair value are recognized in Other, net. A significant variance in the price of underlying stock could have a material impact on the operating results of the Company.

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

Television, which principally consists of the operation of 35 full power broadcast television stations, including nine duopolies, in the United States (Of these stations, 25 are affiliated with the FOX network, and ten are affiliated with the MyNetworkTV network. Prior to September 2006, nine of the MyNetworkTV stations were affiliated with the UPN network and one was an independent station); the broadcasting of network programming in the United States; and the development, production and broadcasting of television programming in Asia.

Cable Network Programming, which principally consists of the licensing and production of programming distributed through cable television systems and DBS operators in the United States.

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

Other, which includes: NDS Group plc, a company engaged in the business of supplying open end-to-end digital technology and services to digital pay-television platform operators and content providers; News Outdoor, an advertising business which offers display advertising in locations primarily throughout Russia and Eastern Europe; FIM, which operates the Company’s Internet activities; and Global Cricket Corporation, which has the exclusive rights to broadcast the Cricket World Cup and other related events through 2007.

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

	For the three months ended September 30,
	2006	2005
	(in millions)
Revenues:
Filmed Entertainment	$1,213	$1,419
Television	1,103	1,048
Cable Network Programming	889	775
Direct Broadcast Satellite Television	622	498
Magazines and Inserts	275	267
Newspapers	1,049	1,012
Book Publishing	368	391
Other	395	272

Total revenues	$5,914	$5,682

Operating income (loss):
Filmed Entertainment	$239	$368
Television	192	160
Cable Network Programming	249	197
Direct Broadcast Satellite Television	(13)	(61)
Magazines and Inserts	78	76
Newspapers	124	125
Book Publishing	55	70
Other	(73)	(26)

Total operating income	851	909

Interest expense, net	(125)	(128)
Equity earnings of affiliates	243	186
Other, net	428	11

Income before income tax expense, minority interest in subsidiaries and cumulative effect of accounting change	1,397	978
Income tax expense	(538)	(382)
Minority interest in subsidiaries, net of tax	(16)	(16)

Income before cumulative effect of accounting change	843	580
Cumulative effect of accounting change, net of tax	—	(1,013)

Net income (loss)	$843	$(433)

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Segment Information (continued)

Interest expense, net, Equity earnings of affiliates, Other, net, Income tax expense and Minority interest in subsidiaries are not allocated to segments, as they are not under the control of segment management.

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $197 million and $185 million for the three months ended September 30, 2006 and 2005, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profit, generated primarily by the Filmed Entertainment segment, of approximately $12 million for the three months ended September 30, 2006 and 2005, have been eliminated within the Filmed Entertainment segment.

	For the three months ended September 30, 2006
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$239	$20	$—	$259
Television	192	22	—	214
Cable Network Programming	249	13	23	285
Direct Broadcast Satellite Television	(13)	48	—	35
Magazines and Inserts	78	2	—	80
Newspapers	124	68	—	192
Book Publishing	55	2	—	57
Other	(73)	32	—	(41)

Total	$851	$207	$23	$1,081

	For the three months ended September 30, 2005
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$368	$19	$—	$387
Television	160	19	—	179
Cable Network Programming	197	12	27	236
Direct Broadcast Satellite Television	(61)	41	—	(20)
Magazines and Inserts	76	2	—	78
Newspapers	125	66	—	191
Book Publishing	70	2	—	72
Other	(26)	14	—	(12)

Total	$909	$175	$27	$1,111

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Segment Information (continued)

	At September 30, 2006	At June 30, 2006
	(in millions)
Total assets:
Filmed Entertainment	$6,634	$6,489
Television	13,007	12,903
Cable Network Programming	7,616	7,813
Direct Broadcast Satellite Television	1,965	2,124
Magazines and Inserts	1,272	1,257
Newspapers	4,688	4,524
Book Publishing	1,588	1,452
Other	9,971	9,486
Investments	10,845	10,601

Total assets	$57,586	$56,649

Goodwill and Intangible assets, net:
Filmed Entertainment	$2,003	$2,010
Television	10,195	10,195
Cable Network Programming	5,387	5,393
Direct Broadcast Satellite Television	558	563
Magazines and Inserts	1,006	1,006
Newspapers	1,717	1,709
Book Publishing	508	508
Other	2,643	2,610

Total goodwill and intangibles, net	$24,017	$23,994

Note 15—Earnings Per Share

Earnings per share (“EPS”) is computed individually for the Class A Common Stock and Class B Common Stock. Net income is apportioned to both Class A stockholders and Class B stockholders on a ratio of 1.2 to 1, respectively, in accordance with the rights of the stockholders as described in the Company’s Restated Certificate of Incorporation. In order to give effect to this apportionment when determining EPS, the weighted average Class A Common Stock is increased by 20% (the “Adjusted Class”) and is then compared to the sum of the weighted average Class B Common Stock and the weighted average Adjusted Class. The resulting percentage is then applied to the Net income to determine the apportionment for the Class A stockholders with the balance attributable to the Class B stockholders.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Earnings Per Share (continued)

EPS has been presented in the two-class presentation, as the shares of Class B Common Stock participate in dividends with the shares of Class A Common Stock. The following tables set forth the computation of basic and diluted earnings per share under SFAS No. 128, “Earnings per Share”:

	For the three months ended September 30,
	2006	2005
	(in millions)
Income before cumulative effect of accounting change available to shareholder—basic	$843	$580
Interest on convertible debt(a)	—	5

Income before cumulative effect of accounting change available to shareholders—diluted	$843	$585

Cumulative effect of accounting change, net of tax	$—	$(1,013)
Net income (loss) available to shareholders—basic	$843	$(433)
Interest on convertible debt(a)	—	5

Net income (loss) available to shareholders—diluted	$843	$(428)

(a)	In February 2006, the Company redeemed 92% of the Liquid Yield Option Notes TM (“LYONs”) for cash at the specified redemption amount of $594.25 per LYON.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Earnings Per Share (continued)

	For the three months ended September 30,
	2006			2005
	Class A	Class B	Total	Class A	Class B	Total
	(in millions, except per share data)
Allocation of income—basic:
Income before cumulative effect of accounting change	$611	$232	$843	$419	$161	$580
Cumulative effect of accounting change, net of tax	—	—	—	(732)	(281)	(1,013)
Net income (loss) available to stockholders	611	232	843	(313)	(120)	(433)

Weighted average shares used in income allocation	2,606	987	3,593	2,684	1,030	3,714

Allocation of income—diluted:
Income before cumulative effect of accounting change	$613	$230	$843	$425	$160	$585
Cumulative effect of accounting change, net of tax	—	—	—	(737)	(276)	(1,013)
Net income (loss) available to stockholders	613	230	843	(311)	(117)	(428)

Weighted average shares used in income allocation	2,630	987	3,617	2,746	1,030	3,776

Weighted average shares—basic	2,172	987	3,159	2,237	1,030	3,267
Shares issuable under equity based compensation plans	19	—	19	12	—	12
Convertible debt(a)	—	—	—	37	—	37
Other	—	—	—	2	—	2

Weighted average shares—diluted	2,191	987	3,178	2,288	1,030	3,318

Earnings (loss) per share—basic:
Income before cumulative effect of accounting change	$0.28	$0.23		$0.19	$0.16
Cumulative effect of accounting change, net of tax	$—	$—		$(0.33)	$(0.27)
Net income (loss)	$0.28	$0.23		$(0.14)	$(0.12)

Earnings (loss) per share—diluted:
Income before cumulative effect of accounting change	$0.28	$0.23		$0.19	$0.15
Cumulative effect of accounting change, net of tax	$—	$—		$(0.32)	$(0.27)
Net income (loss)	$0.28	$0.23		$(0.14)	$(0.11)

(a)	In February 2006, the Company redeemed 92% of the LYONs for cash at the specified redemption amount of $594.25 per LYON. The impact of the remaining LYONs which are convertible into approximately 2.8 million shares is not significant.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 16—Additional Financial Information

Interest Expense, Net

Interest expense, net consists of:

	For the three months ended September 30,
	2006	2005
	(in millions)
Interest income	$75	$61
Interest expense	(204)	(194)
Interest capitalized	4	5

Interest expense, net	$(125)	$(128)

Supplemental Cash Flows Information

	For the three months ended September 30,
	2006	2005
	(in millions)
Supplemental cash flows information:
Cash paid for income taxes	$(96)	$(90)
Cash paid for interest	(132)	(131)
Sale of other investments	6	5
Purchase of other investments	(23)	(5)
Supplemental information on businesses acquired:
Fair value of assets acquired	140	848
Cash acquired	—	15
Less: Liabilities assumed	(5)	(68)
Consideration payable	—	(581)
Minority interest acquired	22	39
Cash paid	(157)	(253)

Fair value of stock consideration	$—	$—

Note 17—Subsequent Events

On August 8, 2006, the Company announced that in accordance with the terms of the settlement of a lawsuit regarding the Company’s stockholder rights plan, the Board approved the adoption of the Amended and Restated Rights Plan, which extended the term of the Company’s then existing stockholder rights plan from November 2007 to October 2008. The Board has the right to extend the term of the Amended and Restated Rights Plan for an additional year if the situation with Liberty has not, in the Board’s judgment, been resolved. The terms of the Amended and Restated Rights Plan remain the same as the Company’s existing stockholder rights plan in all other material respects. Pursuant to the terms of the settlement, on October 20, 2006, the Amended and Restated Rights Plan was presented for a vote of the Company’s Class B stockholders at the Company’s 2006 annual meeting of stockholders and the stockholders voted in favor of its approval. (See Note 11 Contingencies for more information on the settlement of the lawsuit)

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 17—Subsequent Events (continued)

In October 2006, certain cable systems in Taiwan entered into an agreement to be acquired. The acquisition is subject to regulatory approval by the Taiwan government and other conditions. The Company currently has minority interests in the various cable systems in Taiwan to be acquired and expects to record a gain on this transaction.

In October 2006, the Company acquired a 7.3% share in John Fairfax Holdings, Ltd., an Australian newspaper publisher, for approximately $295 million.

Note 18—Supplemental Guarantor Information

On June 27, 2003, News America Incorporated (“NAI”), an indirect wholly-owned subsidiary of News Corporation, entered into a $1.75 billion Five Year Credit Agreement (the “Credit Agreement”) with Citibank N.A., as administrative agent, JP Morgan Chase Bank, as syndication agent, and the lenders named therein. News Corporation, FEG Holdings, Inc., Fox Entertainment Group, Inc., News America Marketing FSI, L.L.C., News Publishing Australia Limited and News Australia Holdings Pty Limited are guarantors (the “Guarantors”) under the Credit Agreement. The guarantors are wholly owned by the Company or NAI and the guarantees provided are full and unconditional and joint and several.

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

In accordance with rules and regulations of the SEC, the Company uses the equity method to account for the results of all of the non-guarantor subsidiaries, representing substantially all of the Company’s consolidated results of operations, excluding certain intercompany eliminations.

The following condensed, consolidating financial statements present the results of operations, financial position and cash flows of NAI, News Corporation, the subsidiary guarantors of News Corporation, the non-guarantor subsidiaries of News Corporation and the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Supplemental Guarantor Information (continued)

Supplemental Condensed Consolidating Statement of Operations

For the three months ended September 30, 2006

(in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$1	$—	$166	$5,747	$—	$5,914
Expenses	68	—	118	4,877	—	5,063

Operating (loss) income	(67)	—	48	870	—	851

Other (expense) Income:
Interest expense, net	(455)	(72)	131	271	—	(125)
Equity earnings of affiliates	1	—	6	236	—	243
Earnings (losses) from subsidiary entities	361	936	1,287	—	(2,584)	—
Other, net	30	(21)	(35)	454	—	428

Income (loss) before income tax expense, minority interest in subsidiaries and cumulative effect of accounting change	(130)	843	1,437	1,831	(2,584)	1,397
Income tax benefit (expense)	50	—	(554)	(705)	671	(538)
Minority interest in subsidiaries, net of tax	—	—	—	(16)	—	(16)

Income (loss) before cumulative effect of accounting change	(80)	843	883	1,110	(1,913)	843
Cumulative effect of accounting change, net of tax	—	—	—	—	—	—

Net (loss) income	$(80)	$843	$883	$1,110	$(1,913)	$843

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Supplemental Guarantor Information (continued)

Supplemental Condensed Consolidating Statement of Operations

For the three months ended September 30, 2005

(in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$1	$—	$164	$5,517	$—	$5,682
Expenses	69	—	106	4,598	—	4,773

Operating (loss) income	(68)	—	58	919	—	909

Other (expense) Income:
Interest expense, net	(466)	(12)	110	240	—	(128)
Equity earnings of affiliates	—	—	12	174	—	186
Earnings (losses) from subsidiary entities	288	(408)	(362)	—	482	—
Other, net	(30)	(13)	9	45	—	11

Income (loss) before income tax expense, minority interest in subsidiaries and cumulative effect of accounting change	(276)	(433)	(173)	1,378	482	978
Income tax (expense) benefit	108	—	68	(538)	(20)	(382)
Minority interest in subsidiaries, net of tax	—	—	—	(16)	—	(16)

Income (loss) before cumulative effect of accounting change	(168)	(433)	(105)	824	462	580
Cumulative effect of accounting change, net of tax	—	—	—	(1,013)	—	(1,013)

Net (loss) income	$(168)	$(433)	$(105)	$(189)	$462	$(433)

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Supplemental Guarantor Information (continued)

Supplemental Condensed Consolidating Balance Sheet

At September 30, 2006

(in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Assets:
Current assets:
Cash and cash equivalents	$4,465	$—	$—	$1,827	$—	$6,292
Receivables, net	26	7	—	5,236	—	5,269
Inventories, net	—	—	43	1,860	—	1,903
Other	11	—	1	387	—	399

Total current assets	4,502	7	44	9,310	—	13,863

Non-current assets:
Receivables	2	—	—	459	—	461
Inventories, net	—	—	—	2,563	—	2,563
Property, plant and equipment, net	81	—	2	4,786	—	4,869
Intangible assets, net	—	—	70	11,344	—	11,414
Goodwill	4	—	—	12,599	—	12,603
Other	151	1	133	683	—	968
Investments
Investments in associated companies and other investments	96	—	522	10,227	—	10,845
Intragroup investments	43,688	80,320	78,387	17,027	(219,422)	—

Total investments	43,784	80,320	78,909	27,254	(219,422)	10,845

Total non-current assets	44,022	80,321	79,114	59,688	(219,422)	43,723

Total assets	$48,524	$80,328	$79,158	$68,998	$(219,422)	$57,586

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings	$—	$—	$—	$4	$—	$4
Other current liabilities	262	180	1,345	4,549	610	6,946

Total current liabilities	262	180	1,345	4,553	610	6,950
Non-current liabilities:
Borrowings	11,249	—	—	145	—	11,394
Other non-current liabilities	342	1	2,801	6,505	(1,377)	8,272
Intercompany	15,220	3,628	(6,011)	(12,837)	—	—
Minority interest in subsidiaries	—	—	—	275	—	275
Stockholders’ Equity	21,451	76,519	81,023	70,357	(218,655)	30,695

Total liabilities and stockholders’ equity	$48,524	$80,328	$79,158	$68,998	$(219,422)	$57,586

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Supplemental Guarantor Information (continued)

Supplemental Condensed Consolidating Balance Sheet

At June 30, 2006

(in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Assets:
Current assets:
Cash and cash equivalents	$4,094	$17	$—	$1,672	$—	$5,783
Receivables, net	25	—	—	5,125	—	5,150
Inventories, net	—	—	47	1,793	—	1,840
Other	4	—	—	328	18	350

Total current assets	4,123	17	47	8,918	18	13,123

Non-current assets:
Receivables	2	—	—	591	—	593
Inventories, net	—	—	—	2,410	—	2,410
Property, plant and equipment, net	83	—	2	4,670	—	4,755
Intangible assets, net	—	—	70	11,376	—	11,446
Goodwill	4	—	—	12,544	—	12,548
Other	157	1	141	874	—	1,173
Investments
Investments in associated companies and other investments	100	—	516	9,985	—	10,601
Intragroup investments	43,290	79,384	77,035	16,847	(216,556)	—

Total investments	43,390	79,384	77,551	26,832	(216,556)	10,601

Total non-current assets	43,636	79,385	77,764	59,297	(216,556)	43,526

Total assets	$47,759	$79,402	$77,811	$68,215	$(216,538)	$56,649

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings	$—	$—	$—	$42	$—	$42
Other current liabilities	251	—	1,311	4,419	350	6,331

Total current liabilities	251	—	1,311	4,461	350	6,373
Non-current liabilities:
Borrowings	11,233	—	—	152	—	11,385
Other non-current liabilities	376	1	1,858	6,380	121	8,736
Intercompany	14,330	3,609	(5,786)	(12,153)	—	—
Minority interest in subsidiaries	—	—	—	281	—	281
Stockholders’ Equity	21,569	75,792	80,428	69,094	(217,009)	29,874

Total liabilities and stockholders’ equity	$47,759	$79,402	$77,811	$68,215	$(216,538)	$56,649

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Supplemental Guarantor Information (continued)

Supplemental Condensed Consolidating Statement of Cash Flows

For the three months ended September 30, 2006

(in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$379	$(16)	$—	$353	$—	$716

Investing and other activities:
Property, plant and equipment	(1)	—	—	(281)	—	(282)
Investments	(12)	—	—	(173)	—	(185)
Proceeds from sale of investments and non-current assets	5	—	—	283	—	288

Net cash (used in) provided by investing activities	(8)	—	—	(171)	—	(179)

Financing activities:
Borrowings	—	—	—	145	—	145
Repayment of borrowings	—	—	—	(190)	—	(190)
Issuance of shares	—	58	—	10	—	68
Repurchase of shares	—	(59)	—	—	—	(59)
Dividends paid	—	—	—	(3)	—	(3)

Net cash provided by (used in) financing activities	—	(1)	—	(38)	—	(39)

Net increase (decrease) in cash and cash equivalents	371	(17)	—	144	—	498
Cash and cash equivalents, beginning of period	4,094	17	—	1,672	—	5,783
Exchange movement on opening cash balance	—	—	—	11	—	11

Cash and cash equivalents, end of period	$4,465	$—	$—	$1,827	$—	$6,292

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Supplemental Guarantor Information (continued)

Supplemental Condensed Consolidating Statement of Cash Flows

For the three months ended September 30, 2005

(in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities	$(275)	$186	$—	$586	$—	$497

Investing and other activities:
Property, plant and equipment	(2)	—	—	(197)	—	(199)
Investments	(1)	—	—	(256)	—	(257)
Proceeds from sale of investments and non-current assets	—	—	—	114	—	114

Net cash (used in) provided by investing activities	(3)	—	—	(339)	—	(342)

Financing activities:
Borrowings	—	—	—	6	—	6
Repayment of borrowings	—	—	—	(5)	—	(5)
Issuance of shares	—	27	—	2	—	29
Repurchase of shares	—	(213)	—	—	—	(213)
Dividends paid	—	—	—	(1)	—	(1)

Net cash provided by (used in) financing activities	—	(186)	—	2	—	(184)

Net (decrease) increase in cash and cash equivalents	(278)	—	—	249	—	(29)
Cash and cash equivalents, beginning of period	4,234	—	—	2,236	—	6,470
Exchange movement on opening cash balance	—	—	—	9	—	9

Cash and cash equivalents, end of period	$3,956	$—	$—	$2,494	$—	$6,450

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Supplemental Guarantor Information (continued)

Notes to Supplemental Guarantor Information

(1) Guarantors consist of the Company and the following wholly-owned subsidiaries of the Company:

Subsidiaries	Jurisdiction of Incorporation	Principal Business
News Australia Holdings Pty Ltd	Australia	Wholly-owned subsidiary of News Corporation, which holds all of the stock of News Holdings Limited (formerly known as The News Corporation Limited)

News Publishing Australia Limited	Delaware, USA	U.S. holding company, which owns 100% of NAI.

FEG Holdings, Inc.	Delaware, USA	Wholly-owned subsidiary of NAI.

News America Marketing FSI, L.L.C.	Delaware, USA	Publishes free-standing inserts.

Fox Entertainment Group, Inc.	Delaware, USA	Wholly-owned subsidiary of News Corporation, principally engaged in the development, production and worldwide distribution of feature films and television programs, television broadcasting, and cable network programming.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of News Corporation, its directors or its officers with respect to, among other things, trends affecting News Corporation’s financial condition or results of operations. The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other factors is set forth under the Item 1A “Risk Factors,” in this report. News Corporation does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review other documents filed by News Corporation with the Securities and Exchange Commission (“SEC”). This section should be read together with the unaudited consolidated financial statements of News Corporation and related notes set forth elsewhere herein.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of News Corporation and its subsidiaries’ (together “News Corporation” or the “Company”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•	Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as recent developments that have occurred either during fiscal 2007 that the Company believes are important in understanding the results of operations and financial condition or to disclose known trends.

•	Results of Operations—This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2006 and 2005. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•	Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2006 and 2005. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

OVERVIEW OF THE COMPANY’S BUSINESS

The Company is a diversified entertainment company, which manages and reports its businesses in eight segments:

•	Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production of original television programming in the United States and Canada.

•	Television, which principally consists of the operation of 35 full power broadcast television stations, including nine duopolies, in the United States (Of these stations, 25 are affiliated with the FOX network, and ten are affiliated with the MyNetworkTV network. Prior to September 2006, nine of the MyNetworkTV stations were affiliated with the UPN network and one was an independent station); the broadcasting of network programming in the United States; and the development, production and broadcasting of television programming in Asia.

•	Cable Network Programming, which principally consists of the licensing and production of programming distributed through cable television systems and direct broadcast satellite operators in the United States.

•	Direct Broadcast Satellite Television (“DBS”), which principally consists of the distribution of premium programming services via satellite directly to subscribers in Italy.

•	Magazines and Inserts, which principally consists of the publication of free standing inserts, which are promotional booklets containing consumer offers distributed through insertion in local Sunday newspapers in the United States, and providing in-store marketing products and services, primarily to consumer packaged goods manufacturers, in the United States and Canada.

•	Newspapers, which principally consists of the publication of four national newspapers in the United Kingdom, the publication of more than 110 newspapers in Australia, and the publication of a mass circulation, metropolitan morning newspaper in the United States.

•	Book Publishing, which principally consists of the publication of English language books throughout the world.

•	Other, which includes NDS Group plc (“NDS”), a company engaged in the business of supplying open end-to-end digital technology and services to digital pay-television platform operators and content providers; News Outdoor, an advertising business which offers display advertising primarily in locations throughout Russia and Eastern Europe; Fox Interactive Media (“FIM”), which operates the Company’s Internet activities; and Global Cricket Corporation, which has the exclusive rights to broadcast the Cricket World Cup and other related events through 2007.

Filmed Entertainment

The Filmed Entertainment segment derives revenue from the production and distribution of feature motion pictures and television series. In general, motion pictures produced or acquired for distribution by the Company are exhibited in U.S. and foreign theaters, followed by DVDs, pay-per-view television, premium subscription television, network television and basic cable and syndicated television exploitation. Television series initially produced for the networks and first-run syndication are generally licensed to domestic and international markets concurrently. Series are then typically released in seasonal DVD box sets and more successful series are later syndicated in domestic markets. The length of the revenue cycle for television series will vary depending on the number of seasons a series remains in active production and, therefore may cause fluctuations in operating results. License fees received for television exhibition (including international and U.S. premium television and basic cable television) are recorded as revenue in the period that licensed films or programs are available for such exhibition, which may cause substantial fluctuations in operating results.

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

Operating costs incurred by the Filmed Entertainment segment include: exploitation costs, primarily theatrical prints and advertising and home entertainment marketing and manufacturing costs; amortization of capitalized production, overhead and interest costs; and participations and talent residuals. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead.

The Company competes with other major studios, such as Disney, DreamWorks, Paramount, Sony, Universal, Warner Bros., and independent film producers in the production and distribution of motion pictures and DVDs. As a producer and distributor of television programming, the Company competes with studios, television production groups and independent producers and syndicators, such as Disney, Sony, NBC Universal, Warner Bros. and Paramount Television to sell programming both domestically and internationally. The Company also competes to obtain creative talent and story properties which are essential to the success of the Company’s filmed entertainment businesses.

In the operation of its businesses, the Company engages the services of writers, directors, actors and others, which are subject to collective bargaining agreements. Work stoppages and/or higher costs in connection with these agreements could adversely impact the Company’s operations.

Television and Cable Network Programming

The Company’s U.S. television operations primarily consist of the FOX Broadcasting Company (“FOX”) and the 35 television stations owned by the Company. The Company’s international television operations consist primarily of STAR Group Limited (“STAR”).

The television broadcast environment is highly competitive. The primary methods of competition in broadcast television are the development and acquisition of popular programming and the development of audience interest through programming promotion, in order to sell advertising at profitable rates. FOX competes for audience, advertising revenues and programming with other broadcast networks, such as CBS, ABC, NBC and The CW, independent television stations, cable program services, as well as other media, including DBS services, DVDs, video games, print and the Internet. In addition, FOX competes with the other broadcast networks to secure affiliations with independently owned television stations in markets across the country.

The television stations owned by the Company compete for programming, audiences and advertising revenues with other television stations and cable networks in their respective coverage areas and, in some cases, with respect to programming, with other station groups, and in the case of advertising revenues, with other local and national media. The competitive position of the television stations owned by the Company is largely influenced by the strength of FOX, and, in particular, the prime-time viewership of FOX, as well as the quality of the syndicated programs and local news programs in time periods not programmed by FOX.

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

The profitability of these long-term national sports contracts is based on the Company’s best estimates at September 30, 2006 of directly attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied at September 30, 2006, a loss may be recorded. Should revenues improve as compared to estimated revenues, the Company will have an improved operating profit related to the contract, which will be recognized over the estimated remaining contract term.

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

Fox Interactive Media

The Company sells, through its FIM division, advertising, sponsorships and subscription services on the Company’s various Internet properties. Web properties include the social networking site MySpace.com, IGN.com, AmericanIdol.com, Scout.com and Foxsports.com. The Company also has a distribution agreement with Microsoft’s MSN for Foxsports.com.

Other Recent Business Developments

In August 2006, the Company announced that its FIM division entered into a multi-year search technology and services agreement with Google, Inc. (“Google”), pursuant to which Google will be the exclusive search and keyword-targeted advertising sales provider for a majority of FIM’s web properties. Under the terms of the agreement, Google will be obligated to make guaranteed minimum revenue share payments to FIM of $900 million based on FIM’s achievement of certain traffic and other commitments. These guaranteed minimum revenue share payments are expected to be made over the period beginning the first quarter of calendar 2007 and ending in the second quarter of calendar 2010.

In September 2006, the Company and VeriSign, Inc. (“VeriSign”) announced a joint venture to form a new provider of mobile entertainment. The Company will pay approximately $188 million for a controlling interest in VeriSign’s wholly-owned subsidiary, Jamba, and will combine Jamba with the Company’s Fox Mobile Entertainment assets. The closing of this transaction is subject to customary closing conditions, including regulatory approval.

RESULTS OF OPERATIONS

Results of Operations—For the three months ended September 30, 2006 versus the three months ended September 30, 2005.

The following table sets forth the Company’s operating results, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

	For the three months ended September 30,
	2006	2005	Change	% Change
	($ in millions)
Revenues	$5,914	$5,682	$232	4%
Expenses:
Operating	$3,750	$3,639	$111	3%
Selling, general and administrative	1,102	959	143	15%
Depreciation and amortization	207	175	32	18%
Other operating charges	4	—	4	* *

Total operating income	$851	$909	$(58)	(6)%

Interest expense, net	$(125)	$(128)	$3	(2)%
Equity earnings of affiliates	243	186	57	31%
Other, net	428	11	417	* *

Income before income tax expense, minority interest in subsidiaries and cumulative effect of accounting change	$1,397	$978	$419	43%
Income tax expense	(538)	(382)	(156)	41%
Minority interest in subsidiaries, net of tax	(16)	(16)	—	—

Income before cumulative effect of accounting change	843	580	263	45%
Cumulative effect of accounting change, net of tax	—	(1,013)	1,013	* *

Net income (loss)	$843	$(433)	$1,276	* *

Diluted net earnings before cumulative effect of accounting change per share(1)	$0.27	$0.18	$0.09	50%

**	not meaningful
(1)	Represents earnings per share based on the total weighted average shares outstanding (Class A common stock, par value $0.01 per share (“Class A Common Stock”) and Class B common stock, par value $0.01 per share (“Class B Common Stock”) combined) for the three months ended September 30, 2006 and 2005. Class A Common Stock carry rights to a greater dividend than Class B Common Stock through fiscal 2007. As such, net income available to the Company’s stockholders is allocated between the Company’s two classes of common stock, Class A Common Stock and Class B Common Stock. Subsequent to the final fiscal 2007 dividend payment, shares of Class A Common Stock will cease to carry any rights to a greater dividend than shares of Class B Common Stock. See Note 15 Earnings Per Share.

Overview—The Company’s revenues for the three months ended September 30, 2006 increased 4% as compared to the three months ended September 30, 2005. The increase was primarily due to revenue increases at the DBS, Cable Network Programming and Other segments, partially offset by lower revenue at the Filmed Entertainment segment.

Operating expenses increased 3% for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, primarily due to increased entertainment and sports programming amortization at the DBS, Cable Network Programming and Television segments, as well as the inclusion of three months of operating expenses related to the acquisitions made at FIM in September and October 2005, collectively referred to as the “FIM acquisitions.” These increases were partially offset by reduced operating expenses at the Filmed Entertainment segment primarily due to decreased home entertainment manufacturing and marketing costs and lower production and participation costs.

Selling, general and administrative expenses increased 15% for the three months ended September 30, 2006 as compared to the corresponding period in fiscal 2006. Depreciation and amortization increased 18% during the three months ended September 30, 2006 as compared to the corresponding period in fiscal 2006. The increases in selling, general and administrative expenses and depreciation and amortization are primarily due to incremental expenses resulting from the FIM acquisitions.

During the three months ended September 30, 2006, Operating income decreased 6% as compared to the three months ended September 30, 2005, primarily due to decreased operating results at the Filmed Entertainment and Other segments. These decreases were partially offset by operating result increases at the Cable Network Programming, DBS and Television segments.

Interest Income, net—Interest expense, net decreased $3 million from the corresponding period of fiscal 2006 due primarily to increased interest income on higher cash balances, partially offset by increased interest expense due to the issuance of $1.15 billion in 6.4% Senior Notes due 2035 in December 2005.

Equity earnings of affiliates—Net earnings from affiliates for the three months ended September 30, 2006 increased $57 million as compared to the corresponding period of fiscal 2006. The increase was primarily due to improved earnings from The DIRECTV Group (“DIRECTV”), partially offset by lower contributions from British Sky Broadcasting Group plc (“BSkyB”) and the absence of earnings from Innova, sold in February 2006, and Sky Brasil, sold in August 2006. The increased earnings from DIRECTV reflect subscriber growth and higher pricing as well as lower expenses resulting from the set-top receiver lease program. At BSkyB, the decline in equity earnings is primarily due to costs associated with the launch of its broadband offering.

	For the three months ended September 30,
	2006	2005	Change	% Change
	(in millions)
British Sky Broadcasting Group plc	$82	$100	$(18)	(18)%
The DIRECTV Group, Inc.	116	9	107	* *
Other DBS equity affiliates	9	29	(20)	(69)%
Cable channel equity affiliates	21	17	4	24%
Other equity affiliates	15	31	(16)	(52)%

Total equity earnings of affiliates, net	$243	$186	$57	31%

**	not meaningful

Other, net—Other, net consisted of the following:

	For the three months ended September 30,
	2006	2005
	(in millions)
Gain on the sale of Sky Brasil(a)	$261	$—
Gain on the sale of Phoenix Satellite Television Holdings Limited(a)	136	—
Gain on the sale of China Netcom(a)	—	52
Change in fair value of exchangeable securities(b)	38	(41)
Other	(7)	—

Total Other, net	$428	$11

(a)	See Note 5—Investments.

(b)	The Company has certain outstanding exchangeable debt securities which contain embedded derivatives. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) these embedded derivatives require separate accounting and, as such, changes in their fair value are recognized in Other, net. A significant variance in the price of underlying stock could have a material impact on the operating results of the Company.

Income tax expense—The effective tax rate for the three months ended September 30, 2006 of approximately 39% was consistent with the effective tax rate of the first quarter of fiscal 2006. The effective tax rate for the three months ended September 30, 2006 is higher than the U.S. statutory rate due to foreign and state income taxes.

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

Net income—Net income increased $1,276 million for the three months ended September 30, 2006 as compared to the corresponding period of fiscal 2006. This increase is primarily due to the absence of the cumulative effect of accounting change charge recognized in the corresponding period of fiscal 2006 and the gains from the sales noted above.

Segment Analysis:

The following table sets forth the Company’s revenues and operating income by segment, for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005.

	For the three months ended September 30,
	2006	2005	Change	% Change
	(in millions)
Revenues:
Filmed Entertainment	$1,213	$1,419	$(206)	(15)%
Television	1,103	1,048	55	5%
Cable Network Programming	889	775	114	15%
Direct Broadcast Satellite Television	622	498	124	25%
Magazines and Inserts	275	267	8	3%
Newspapers	1,049	1,012	37	4%
Book Publishing	368	391	(23)	(6)%
Other	395	272	123	45%

Total revenues	$5,914	$5,682	$232	4%

Operating income (loss):
Filmed Entertainment	$239	$368	$(129)	(35)%
Television	192	160	32	20%
Cable Network Programming	249	197	52	26%
Direct Broadcast Satellite Television	(13)	(61)	48	(79)%
Magazines and Inserts	78	76	2	3%
Newspapers	124	125	(1)	(1)%
Book Publishing	55	70	(15)	(21)%
Other	(73)	(26)	(47)	* *

Total operating income (loss)	$851	$909	$(58)	(6)%

**	not meaningful

Filmed Entertainment (20% and 25% of the Company’s consolidated revenues in the first quarter of fiscal 2007 and 2006, respectively)

For the three months ended September 30, 2006, revenues at the Filmed Entertainment segment decreased $206 million, or 15%, as compared to the corresponding period of fiscal 2006. This decrease is primarily due to a decrease in worldwide home entertainment revenues and lower syndication revenues from Twentieth Century Fox Television. The decrease in worldwide home entertainment revenue is primarily due to a higher volume of successful releases in fiscal 2006, including the worldwide release of Robots and Hide and Seek. Home entertainment revenues generated from the sale and distribution of film and television titles in the three months ended September 30, 2006 were 70% and 30%, respectively, of total home entertainment revenues. Syndication revenue was lower as compared to the corresponding period in fiscal 2006 because the first quarter of fiscal 2006 included the domestic syndication of The X-Files and the initial domestic cable availability of Dharma and Greg with no comparable syndication revenues in the first quarter of fiscal 2007. The first quarter of fiscal 2007 also included several successful theatrical releases including The Devil Wears Prada and Little Miss Sunshine, compared to the corresponding period of fiscal 2006 which included the successful worldwide release of Fantastic Four.

For the three months ended September 30, 2006, the Filmed Entertainment segment reported operating income of $239 million, a decrease of $129 million, or 35%, from the corresponding period of fiscal 2006. This reduction was due to lower revenues noted above, partially offset by lower home entertainment marketing and manufacturing costs and lower amortization of production and participation costs directly associated with the decrease in revenue.

Television (19% and 18% of the Company’s consolidated revenues in the first quarter of fiscal 2007 and 2006, respectively)

The television segment reported revenue of $1,103 million for the three months ended September 30, 2006 as compared to $1,048 million in the corresponding period of fiscal 2006. For the three months ended September 30, 2006 operating income increased $32 million, or 20%, as compared to the corresponding period of fiscal 2006.

Revenues for the three months ended September 30, 2006 at the Company’s U.S. television operations increased approximately 8% as compared to the corresponding period of fiscal 2006. The increase in revenue was primarily due to increased prime-time and NFL net advertising revenue as a result of higher NFL ratings, pricing and additional commercial spots sold. Also contributing to this increase was higher political advertising revenue at the television stations as a result of political spending leading up to the November 2006 elections. Operating income for the three months ended September 30, 2006 at the Company’s U.S. television operations increased approximately 19% as compared to the corresponding period of fiscal 2006. The increase in Operating income was driven by higher revenues as noted above and lower entertainment programming costs due to fewer cancellations. The increases in Operating income was partially offset by higher sports programming costs, local news expansion, and start up costs for MyNetworkTV which was launched in September 2006.

Revenues for the three months ended September 30, 2006 at the Company’s International television operation decreased from the corresponding period of fiscal 2006. The decrease was primarily due to lower advertising revenues, partially offset by higher subscription revenues. Operating income increased as compared to the first quarter of fiscal 2006 due to lower programming costs and selling, general and administrative expenses, partially offset by the decreases in revenues noted above.

Cable Network Programming (15% and 14% of the Company’s consolidated revenues in the first quarter of fiscal 2007 and 2006, respectively)

For the three months ended September 30, 2006, revenues for the Cable Network Programming segment increased $114 million, or 15%, as compared to the three months ended September 30, 2005. Fox News, FX and the RSNs’ revenues increased 12%, 12% and 14%, respectively, from the corresponding period of fiscal 2006.

At Fox News, net affiliate revenue increased 9%, which can be attributed to an increase in subscribers and average rates per subscriber from the corresponding period of fiscal 2006. In addition, revenues from licensing fees contributed to the increase from the corresponding period of fiscal 2006. Slightly offsetting these increases was lower advertising revenue, primarily driven by lower volume. As of September 30, 2006, Fox News reached approximately 90 million Nielsen households.

FX’s advertising revenues increased 14% over the corresponding period of fiscal 2006. The increase was driven by higher pricing and volume. Net affiliate revenue increased 9% over the corresponding period of fiscal 2006, reflecting an increase in average rates per subscriber and the number of subscribers. As of September 30, 2006, FX reached approximately 90 million Nielsen households.

The RSN’s affiliate revenues increased 14% for the three months ended September 30, 2006 from the corresponding period of fiscal 2006, primarily due to higher rates and a higher number of subscribers including those from the acquisition of the Turner South RSN in May 2006. Advertising revenues increased 8% from the three months ended September 30, 2005, due to the acquisition of the Turner South RSN and a net increase in the number of events broadcasted.

The Cable Network Programming segment Operating income increased $52 million, or 26%, from the corresponding period of fiscal 2006. This improvement was primarily driven by the revenue increases noted above and lower marketing and on-air expenses of new shows at FX. Operating income increases were partially offset by higher sports rights amortization primarily due to additional MLB games and higher entertainment programming rights.

Direct Broadcast Satellite Television (10% and 9% of the Company’s consolidated revenues in the first quarter of fiscal 2007 and 2006, respectively)

For the three months ended September 30, 2006, SKY Italia revenues increased $124 million, or 25%, as compared to the corresponding period of fiscal 2006. This revenue growth was primarily driven by an increase of approximately 434,000 subscribers over the corresponding period of fiscal 2006. During the first quarter of fiscal 2007, SKY Italia added approximately 3,000 net subscribers, which maintained SKY Italia’s total subscriber base at 3.8 million at September 30, 2006. The total churn for the three months ended September 30, 2006 was approximately 147,000 on an average subscriber base of 3.8 million, as compared to churn of approximately 116,000 subscribers on an average subscriber base of 3.3 million in the first quarter of fiscal 2006. Subscriber churn for the period represents the number of SKY Italia subscribers whose service was disconnected during the period.

Average revenue per subscriber (“ARPU”) for the three months ended September 30, 2006 was approximately €39. The ARPU for the three months ended September 30, 2006 increased over the corresponding period of fiscal 2006 primarily due to a nearly €2 price increase during the second quarter of fiscal 2006, which was partially offset by new subscriber price promotions. SKY Italia calculates ARPU by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue for the period. Average subscribers are calculated for the respective periods by adding the beginning and ending subscribers for the period and dividing by two.

Subscriber acquisition costs per subscriber (“SAC”) of approximately €330 in the first quarter of fiscal 2007 increased over the first quarter fiscal 2006 due to changes in the consumer offer that reflected increased advertising and marketing cost on a per gross addition basis and lower upfront activation fees. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross SKY Italia subscribers added during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly by SKY Italia to subscribers and the costs related to installation and acquisition advertising, net of any upfront activation fee. SKY Italia excludes the value of equipment capitalized under SKY Italia’s equipment lease program, as well as payments and the value of returned equipment related to disconnected lease program subscribers from subscriber acquisition costs.

During the three months ended September 30, 2006, the weakening of the U.S. dollar resulted in increases of approximately 4% in revenues and operating losses, as compared to the corresponding period of fiscal 2006.

For the three months ended September 30, 2006, Operating results at SKY Italia improved by $48 million as compared to the corresponding period of fiscal 2006. The improvement was primarily due to the revenue increases noted above, partially offset by the higher fees paid for content due to the increase in subscriber base, as well as higher sports rights amortization.

Magazines and Inserts (5% of the Company’s consolidated revenues in the first quarter of fiscal 2007 and 2006, respectively)

For the three months ended September 30, 2006, revenues at the Magazines and Inserts segment increased $8 million, or 3%, as compared to the corresponding period in fiscal 2006. The increase in fiscal 2007 primarily resulted from an increase in sales of free standing inserts as well as higher demand for in-store marketing products, partially offset by lower revenue rates from the publication of free standing inserts.

Operating income increased to $78 million for the three months ended September 30, 2006 from $76 million in the corresponding period of fiscal 2006. The increase was primarily due to the revenue increases noted above.

Newspapers (18% of the Company’s consolidated revenues in the first quarter of fiscal 2007 and 2006, respectively)

The Newspaper segment reported revenue of $1,049 million in the first quarter of fiscal 2007 as compared to $1,012 million in the corresponding period of fiscal 2006. Operating income for the three months ended September 30, 2006 was relatively consistent with that of the first quarter of 2006. During the three months ended September 30, 2006, the weakening of the U.S. dollar resulted in increases of approximately 2% and 1% in revenues and operating income, respectively, as compared to the corresponding period of fiscal 2006.

For the three months ended September 30, 2006, the U.K. newspapers’ revenues increased 6% over the corresponding period in fiscal 2006 due to higher circulation, advertising and digital revenue. Circulation revenue increased over the corresponding period of fiscal 2006 due to cover price increases, partly offset by lower net circulation across all titles. Advertising revenue increased over the corresponding period of fiscal 2006 as a result of higher color display revenue, partially offset by lower mono display and classified revenue. Operating income increased by 1% for the three months ended September 30, 2006 as compared to the corresponding period of fiscal 2006. This increase was due to higher revenues noted above and lower promotional costs. This was partially offset by start up operating costs associated with the consumer magazine division, the launch of a free London newspaper and higher newsprint costs.

For the three months ended September 30, 2006, the Australian newspapers’ revenues increased 1% due to improved classified advertising revenues, along with the impact of cover price increases at the major weekend newspapers. For the three months ended September 30 2006, operating income decreased 3% as compared to the corresponding period of fiscal 2006, primarily due to higher employee costs and higher newsprint costs.

Book Publishing (6% and 7% of the Company’s consolidated revenues in the first quarter of fiscal 2007 and 2006, respectively)

For the three months ended September 30, 2006, revenues at the Book Publishing segment decreased by $23 million, or 6%, as compared to the corresponding period of fiscal 2006 which included the results of significant sales of The Chronicles of Narnia series by C.S. Lewis, YOU: The Owners Manual by Michael F. Roizen and Mehmet C. Oz, M.D. and Freakonomics by Steven D. Levitt and Stephen J. Dubner. During the three months ended September 30, 2006, HarperCollins had 33 titles on The New York Times Bestseller List, with 2 titles reaching the number one position. Notable bestsellers for the three months ended September 30, 2006 included: Marley and Me by John Grogan, Wins, Losses and Lessons by Lou Holtz, Dead Wrong by J.A. Jance, All Aunt Hagar’s Children by Edward P. Jones and Freakonomics by Steven D. Levitt and Stephen J. Dubner. Operating income for the three months ended September 30, 2006 decreased by $15 million, or 21%, due to revenue decreases noted above and reduced backlist sales.

Other (7% and 5% of the Company’s consolidated revenues in the first quarter of fiscal 2007 and 2006, respectively)

Revenues at the Other segment increased $123 million for the three months ended September 30, 2006 from the corresponding period of fiscal 2006. The increase was primarily driven by incremental revenues from the FIM acquisitions. The Operating loss at the Other segment increased $47 million for the three months ended September 30, 2006 as compared to the corresponding period in fiscal 2006, primarily as a result of higher staff and facility costs due to increased headcount at NDS and inclusion of the FIM operating losses in the first quarter of fiscal 2007, principally resulting from employee retention expenses and amortization of purchased intangible assets.

Liquidity and Capital Resources

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds; however, the Company has access to the worldwide capital markets, a $1.75 billion Revolving Credit Facility and various film financing alternatives to supplement its cash flows. The availability under the Revolving Credit Facility as of September 30, 2006 was reduced by letters of credit issued which totaled approximately $178 million. Also, as of September 30, 2006, the Company had consolidated cash and cash equivalents of approximately $6.3 billion. The Company believes that cash flows from operations will be adequate for the Company to conduct its operations. The Company’s internally generated funds are highly dependent upon the state of the advertising market and public acceptance of film and television products. Any significant decline in the advertising market or the performance of the Company’s films could adversely impact its cash flows from operations which could require the Company to seek other sources of funds including proceeds from the sale of certain assets or other alternative sources.

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

Sources and uses of cash

Net cash provided by operating activities for the three months ended September 30, 2006 and 2005 is as follows (in millions):

For the three months ended September 30,	2006	2005
Net cash provided by operating activities	$716	$497

The increase in net cash provided by operating activities during the three months ended September 30, 2006 as compared to the corresponding period of fiscal 2006 reflects lower production spending and higher home entertainment receipts at the Filmed Entertainment segment and lower international sports rights payments.

Net cash used in investing activities for the three months ended September 30, 2006 and 2005 is as follows (in millions):

For the three months ended September 30,	2006	2005
Property, plant, and equipment, net of acquisitions	$(282)	$(199)
Acquisitions, net of cash acquired	(157)	(238)
Investments in equity affiliates	(11)	(19)
Other investments	(17)	—
Proceeds from sale of investments and other non-current assets	288	114

Net cash used in investing activities	$(179)	$(342)

Cash used in investing activities was lower than the corresponding period of the prior year due to higher proceeds from sales of investments and other assets and a reduction in cash used for acquisitions. Partially offsetting these improvements was higher capital expenditures.

The increase in capital expenditures is primarily due to the Company’s continued investment in new printing plants in the United Kingdom and Australia.

Proceeds from the sale of investments and other non-current assets primarily related to the sale of land in the Seaport District of Boston, Massachusetts for $202 million and from the sale of a portion of the Company’s equity investment in Phoenix Satellite Television Holdings Limited for approximately $164 million. These proceeds were partially offset by a final payout relating to a fiscal 2006 transaction of approximately $97 million. Proceeds from the sale of investments and other non-current assets for the three months ended September 30, 2005 primarily represent cash received from the sale of China Netcom of approximately $112 million.

The net cash used for acquisition activities for the three months ended September 30, 2006 primarily consisted of TGRT, a national, general interest broadcast television station in Turkey for approximately $102 million. The net cash used for acquisition activities during the three months ended September 30, 2005 is primarily due to the purchase of the 25% stake in News Out of Home for approximately $175 million.

Net cash used in financing activities for the three months ended September 30, 2006 and 2005 is as follows (in millions):

For the three months ended September 30,	2006	2005
Borrowings	$145	$6
Repayment of borrowings	(190)	(5)
Issuance of shares	68	29
Repurchase of shares	(59)	(213)
Dividends paid	(3)	(1)

Net cash used in financing activities	$(39)	$(184)

The decrease in net cash used in financing activities during the three months ended September 30, 2006 was primarily due to stock repurchases. During the first quarter of fiscal 2007, the Company repurchased 3.2 million shares for $59 million as compared to repurchases of 13.6 million shares for $213 million during the first quarter of fiscal 2006.

Debt Instruments

For the three months ended September 30,	2006	2005
	(in millions)
Borrowings
RZB loan	$145	$—
All other	—	6

Total borrowings	$145	$6

Repayments of borrowings
EBRD loan	$(154)	$—
All other	(36)	(5)

Total repayments of borrowings	$(190)	$(5)

Other

The Company’s $200 million 8.50% Senior Debenture due February 2025 may be put, at the option of the holder, to the Company in February 2007. This debenture is currently trading above par and the Company believes that under the current U.S. interest rate environment will not be put to the Company. Accordingly, the Company does not currently believe that this debenture will impact the Company’s liquidity in the next twelve months.

Stock Repurchase Program

On June 13, 2005, the Company announced that its Board of Directors (the “Board”) approved a stock repurchase program, under which the Company was authorized to acquire up to an aggregate of $3.0 billion in the Company’s Class A and Class B common stock. In May 2006, the Company announced that the Board authorized increasing the total amount of the stock repurchase program to $6.0 billion.

Ratings of the Public Debt

The table below summarizes the Company’s credit ratings as of September 30, 2006.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa2	Stable
Standard & Poor’s	BBB	Stable

Revolving Credit Agreement

On June 27, 2003, News America Incorporated (“NAI”), an indirect wholly -owned subsidiary of the Company, entered into a $1.75 billion Five Year Credit Agreement (the “Credit Agreement”) with Citibank N.A., as administrative agent, JP Morgan Chase Bank, as syndication agent, and the lenders named therein. News Corporation, FEG Holdings, Inc., Fox Entertainment Group, Inc., News America Marketing FSI, L.L.C., News Publishing Australia Limited and News Australia Holdings Pty Limited are guarantors (the “Guarantors”) under the Credit Agreement. The Credit Agreement provides a $1.75 billion revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit, and expires on June 30, 2008. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the Credit Agreement include the requirement that the Company maintain specific gearing and interest coverage ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.15% regardless of facility usage. The Company pays interest of a margin over LIBOR for borrowings and a letter of credit fee of 0.60%. The Company is subject to additional fees of 0.125% if borrowings under the facility exceed 25% of the committed facility. The interest and fees are based on the Company’s current debt rating. At September 30, 2006, letters of credit representing $178 million were issued under the Credit Agreement.

Commitments

In July 2006, the Company signed a new contract with MLB for rights to telecast certain regular season and post season games, as well as exclusive rights to telecast MLB’s World Series and All-Star Game for a seven-year term through the 2013 MLB season. The Company will pay approximately $1.8 billion over the term of the contract for these rights.

The Company has commenced a project to upgrade its printing presses with new automated technology, that once on line, are expected to lower production costs and improve newspaper quality, including expanded color. As part of this initiative, the Company entered into several third party printing contracts in the United Kingdom totaling approximately $463 million and expiring in fiscal 2022.

Guarantees

The Company had guaranteed a transponder lease for Sky Brasil, an equity affiliate of the Company. The Company also guaranteed $210 million of the obligation of Sky Brasil under a credit agreement. Upon the closing of the sale of Sky Brasil in the first quarter of fiscal 2007, the Company was released from the transponder lease and will be released from the credit agreement guarantee on or before January 31, 2007.

Contingencies

The Company is party to several purchase and sale arrangements, which become exercisable over the next ten years by the Company or the counter-party to the agreement. Total contingent receipts/payments under these agreements (including cash and stock) have not been included in the Company’s financial statements. In the next twelve months none of these arrangements that become exercisable are material.

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

Foreign Currency Exchange Rates

The Company conducts operations in four principal currencies: the U.S. dollar, the British pound sterling, the Euro and the Australian dollar. These currencies operate as the functional currency for the Company’s U.S., European (including the U.K.), and Australian operations, respectively. Cash is managed centrally within each of the four regions with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, drawdowns in the appropriate local currency are available either under the Credit Agreement or from intercompany borrowings. Since earnings of the Company’s Australian and European (including the U.K.) operations are expected to be reinvested in those businesses indefinitely, the Company does not hedge its investment in the net assets of those foreign operations.

At September 30, 2006, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $134 million (including the Company’s non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $17 million at September 30, 2006.

Interest Rates

The Company’s current financing arrangements and facilities include $11 billion of outstanding debt with fixed interest and the Credit Agreement, which carries variable interest. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair value of such debt, while a change in the interest rate of variable rate debt will impact interest expense as well as the amount of cash required to service such debt. As of September 30, 2006, substantially all of the Company’s financial instruments with exposure to interest rate risk was denominated in U.S. dollars and had an aggregate fair value of $12.8 billion. The potential change in fair value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $623 million at September 30, 2006.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity affiliates and have an aggregate fair value of approximately $17,657 million as of September 30, 2006. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $15,892 million. Such a hypothetical decrease would result in a decrease in comprehensive income of approximately $16 million, as any changes in fair value of the Company’s equity affiliates are not recognized unless deemed other-than-temporary, as these investments are accounted for under the equity method.

In accordance with SFAS No. 133, the Company has recorded the conversion feature embedded in its exchangeable debentures in other liabilities. At September 30, 2006, the fair value of this conversion feature was $200 million and is sensitive to movements in the share price of one of the Company’s publicly traded equity affiliates. A 10% increase in the price of the underlying stock, holding other factors constant, would increase the fair value of the call option by approximately $61 million.

PART I

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting

There were not any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 11 to the unaudited consolidated financial statements, which are incorporated by reference.

ITEM 1A. RISK FACTORS

Prospective investors should consider carefully the risk factors set forth below before making an investment in the Company’s securities.

A Decline in Advertising Expenditures Could Cause the Company’s Revenues and Operating Results to Decline Significantly in any Given Period or in Specific Markets.

The Company derives substantial revenues from the sale of advertising on or in its television stations, broadcast and cable networks, newspapers and inserts, websites and DBS services. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. Demand for the Company’s products is also a factor in determining advertising rates. For example, ratings points for the Company’s television stations, broadcast and cable networks and circulation levels for the Company’s newspapers are factors that are weighed when determining advertising rates, and with respect to the Company’s television stations and broadcast and television networks, when determining the affiliate rates received by the Company. In addition, newer technologies, including new video formats, streaming and downloading capabilities via the Internet, video-on-demand, personal video recorders and other devices and technologies are increasing the number of media and entertainment choices available to audiences. Some of these devices and technologies allow users to view television or motion pictures from a remote location or on a time-delayed basis and provide users the ability for users to fast-forward, rewind, pause and skip programming. These technological developments are increasing the number of media and entertainment choices available to audiences and may cause changes in consumer behavior that could affect the attractiveness of the Company’s offerings to viewers, advertisers and/or distributors. A decrease in advertising expenditures or reduced demand for the Company’s offerings can lead to a reduction in pricing and advertising spending, which could have an adverse effect on the Company’s businesses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2005, the Company announced a stock repurchase program under which the Company is authorized to acquire from time to time up to an aggregate of $3 billion in Class A Common Stock and Class B Common Stock. In May 2006, the Company announced that the Board increased the total amount of the stock repurchase program to $6 billion.

Below is a summary of the Company’s purchases of its Class A Common Stock and Class B Common Stock during the three months ended September 30, 2006:

	Total Number of Shares Purchased	Average Price per Share	Total Cost of Purchase
			(in millions)
Common Stock—July Class A	1,000,000	$18.83	$19
Common Stock—July Class B	—	—	—
Common Stock—August Class A	2,142,564	18.76	40
Common Stock—August Class B	9,415	19.25	—
Common Stock—September Class A	—	—	—
Common Stock—September Class B	—	—	—

Total	3,151,979		$59

The remaining authorized amount at September 30, 2006, excluding commission under the Company’s stock repurchase program is approximately $3,383 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a) Exhibits.

4.1	Amended and Restated Rights Agreement, by and between News Corporation and Computershare Investor Services, LLC, as Rights Agent, dated August 4, 2006. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 8, 2006).

10.1	Amendment to the Amended and Restated Employment Agreement between News America Incorporated and Peter Chernin, as of August 3, 2006.*

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/S/ DAVID F. DEVOE
David F. DeVoe Senior Executive Vice President and Chief Financial Officer

Date: November 8, 2006