Form 10-Q
period 2006-12-31
NEWS CORP
filed 2007-02-07
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2006

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

NEWS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

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

As of February 5, 2007, 2,184,051,129 shares of Class A Common Stock, par value $0.01 per share, and 986,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	For the three months ended December 31,		For the six months ended December 31,
	2006	2005	2006	2005
Revenues	$7,844	$6,665	$13,758	$12,347
Expenses:
Operating	5,335	4,471	9,085	8,110
Selling, general and administrative	1,153	978	2,255	1,937
Depreciation and amortization	206	197	413	372
Other operating charges	6	99	10	99

Operating income	1,144	920	1,995	1,829
Other income (expense):
Interest expense, net	(140)	(141)	(265)	(269)
Equity earnings of affiliates	249	160	492	346
Other, net	18	62	446	73

Income from continuing operations before income tax expense and minority interest in subsidiaries	1,271	1,001	2,668	1,979
Income tax expense	(431)	(292)	(969)	(674)
Minority interest in subsidiaries, net of tax	(18)	(15)	(34)	(31)

Income from continuing operations	822	694	1,665	1,274
Gain on disposition of discontinued operations, net of tax	—	381	—	381

Income before cumulative effect of accounting change	822	1,075	1,665	1,655
Cumulative effect of accounting change, net of tax	—	—	—	(1,013)

Net income	$822	$1,075	$1,665	$642

Basic earnings per share:
Income from continuing operations
Class A	$0.27	$0.23	$0.56	$0.41
Class B	$0.23	$0.19	$0.46	$0.35
Net income
Class A	$0.27	$0.35	$0.56	$0.21
Class B	$0.23	$0.29	$0.46	$0.17
Diluted earnings per share:
Income from continuing operations
Class A	$0.27	$0.22	$0.55	$0.41
Class B	$0.23	$0.19	$0.46	$0.34
Net income
Class A	$0.27	$0.35	$0.55	$0.21
Class B	$0.23	$0.29	$0.46	$0.17

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	At December 31, 2006	At June 30, 2006
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$5,438	$5,783
Receivables, net	6,339	5,150
Inventories, net	2,241	1,840
Other	396	350

Total current assets	14,414	13,123

Non-current assets:
Receivables	492	593
Investments	11,255	10,601
Inventories, net	2,593	2,410
Property, plant and equipment, net	5,128	4,755
Intangible assets, net	11,498	11,446
Goodwill	12,829	12,548
Other non-current assets	964	1,173

Total non-current assets	44,759	43,526

Total assets	$59,173	$56,649

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings	$4	$42
Accounts payable, accrued expenses and other current liabilities	4,480	4,047
Participations, residuals and royalties payable	1,264	1,007
Program rights payable	825	801
Deferred revenue	597	476

Total current liabilities	7,170	6,373

Non-current liabilities:
Borrowings	11,431	11,385
Other liabilities	2,861	3,536
Deferred income taxes	5,528	5,200
Minority interest in subsidiaries	289	281
Commitments and contingencies
Stockholders’ Equity:
Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 2,180,266,171 shares and 2,169,184,961 shares issued and outstanding, net of 1,777,827,143 and 1,777,837,008 treasury shares at par at December 31, 2006 and June 30, 2006, respectively	22	22
Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 986,520,953 shares and 986,530,368 shares issued and outstanding, net of 313,721,702 treasury shares at par at December 31, 2006 and June 30, 2006, respectively	10	10
Additional paid-in capital	28,290	28,153
Retained earnings and accumulated other comprehensive income	3,572	1,689

Total stockholders’ equity	31,894	29,874

Total liabilities and stockholders’ equity	$59,173	$56,649

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the six months ended December 31,
	2006	2005
Operating activities:
Net income	$1,665	$642
Gain on disposition of discontinued operations, net of tax	—	(381)
Cumulative effect of accounting change, net of tax	—	1,013

Income from continuing operations	1,665	1,274
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	413	372
Amortization of cable distribution investments	39	53
Equity earnings of affiliates	(492)	(346)
Cash distributions received from affiliates	121	94
Other, net	(446)	(73)
Minority interest in subsidiaries, net of tax	34	31
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(1,014)	(1,280)
Inventories, net	(586)	(833)
Accounts payable and other liabilities	971	1,169

Net cash provided by operating activities	705	461

Investing activities:
Property, plant and equipment, net of acquisitions	(608)	(412)
Acquisitions, net of cash acquired	(292)	(1,576)
Investments in equity affiliates	(181)	(29)
Other investments	(297)	(40)
Proceeds from sale of investments and other non-current assets	358	115
Proceeds from disposition of discontinued operations	—	395

Net cash used in investing activities	(1,020)	(1,547)

Financing activities:
Borrowings	160	1,149
Repayment of borrowings	(190)	(7)
Issuance of shares	173	73
Repurchase of shares	(59)	(1,067)
Dividends paid	(185)	(241)

Net cash used in financing activities	(101)	(93)

Net decrease in cash and cash equivalents	(416)	(1,179)
Cash and cash equivalents, beginning of period	5,783	6,470
Exchange movement on opening cash balance	71	(48)

Cash and cash equivalents, end of period	$5,438	$5,243

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

The consolidated financial statements include the accounts of News Corporation and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but does not exercise control and is not the primary beneficiary are accounted for using the equity method. Investments in which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

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

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to each reporting date. As such, all references to December 31, 2006 and December 31, 2005 relate to the three and six month periods ended December 31, 2006 and January 1, 2006, respectively. For convenience purposes, the Company continues to date its financial statements as of December 31.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” total comprehensive income for the Company consists of the following:

	For the three months ended December 31,		For the six months ended December 31,
	2006	2005	2006	2005
	(in millions)
Net income, as reported	$822	$1,075	$1,665	$642
Other comprehensive income:
Foreign currency translation adjustments	240	(268)	316	(185)
Unrealized holding gains (losses) on securities, net of tax	9	(7)	84	(49)

Total comprehensive income	$1,071	$800	$2,065	$408

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation (continued)

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of July 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the fiscal year in which the changes occur through comprehensive income. FAS 158 will be effective for the Company as of June 30, 2007 and applied prospectively. Using information as of the Company’s last measurement date, June 30, 2006, the Company would have recorded a decrease of approximately $150 million in other comprehensive income in shareholders’ equity. These amounts may change when the Company actually adopts FAS 158 on June 30, 2007, as a result of changes in the underlying market information during the current fiscal year.

Note 2—Acquisitions, Disposals and Other Transactions

Fiscal 2007 Transactions

Acquisitions

In September 2006, the Company and VeriSign, Inc. (“VeriSign”) announced a joint venture to form a new provider of mobile entertainment. The transaction closed in January 2007, and the Company paid approximately $188 million for a controlling interest in VeriSign’s wholly-owned subsidiary, Jamba, which was combined with the Company’s Fox Mobile Entertainment assets.

In November 2006, the Company acquired a controlling interest in TGRT for approximately $103 million. TGRT is a national general interest broadcast television station in Turkey. The excess purchase price over the fair market value of the tangible net assets acquired including acquisition related costs was approximately $102 million, which will be allocated to identifiable finite-lived intangible assets and goodwill.

In November 2006, the Company entered into an agreement to buy FPC Magazines, a publisher of 25 magazine titles in Australia, from F Hannan Pty Limited for approximately $130 million. The closing of this transaction is subject to customary closing conditions.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2—Acquisitions, Disposals and Other Transactions (continued)

In December 2006, NDS Group plc, an indirect majority owned subsidiary of the Company, acquired Jungo Limited (“Jungo”), a developer and supplier of software for residential gateway devices, for approximately $91 million. The excess purchase price over the fair value of the tangible net assets acquired, including acquisition related costs was approximately $82 million, of which $30 million has been preliminarily allocated to identifiable finite-lived intangible assets with the remaining $52 million preliminarily allocated to goodwill. Additional consideration of up to $17 million may be payable in cash, contingent upon Jungo achieving certain revenue and profitability targets in the year ending December 31, 2007.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) the excess purchase price that has been allocated or has been preliminarily allocated to goodwill is not being amortized for all of the acquisitions noted above. Where the allocation of the excess purchase price is not final, the amount allocated to goodwill is subject to changes upon completion of final valuations of certain assets and liabilities. A future reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets could reduce future earnings as a result of additional amortization. For every $10 million reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets, Depreciation and amortization expense would increase by approximately $1 million per year, representing amortization expense assuming an average useful life of ten years.

The aforementioned acquisitions were all accounted for in accordance with SFAS No. 141, “Business Combinations.”

Share Exchange Agreement

On December 22, 2006, the Company signed a share exchange agreement (the “Share Exchange Agreement”) with Liberty Media Corporation (“Liberty”). Under the terms of the transaction, Liberty will exchange its entire economic position in the Company (approximately 325 million shares and 188 million shares of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”), and Class B common stock, par value $0.01 per share (“Class B Common Stock”), respectively) for 100% of a News Corporation subsidiary (“Splitco”), whose holdings will consist of an approximately 38% interest (approximately 470 million shares) in The DIRECTV Group, Inc. (“DIRECTV”) constituting the Company’s entire interest in DIRECTV, three of the Company’s Regional Sports Networks (FSN Northwest, FSN Pittsburgh and FSN Rocky Mountain (the “Three RSNs”)) and $550 million in cash, subject to adjustment.

The transaction contemplated by the Share Exchange Agreement is subject to customary closing conditions, including, among other things, regulatory approvals, the receipt of a ruling from the Internal Revenue Service, approval by the affirmative vote of a majority of the Class B Common Stock, other than the shares owned by Liberty and its associates and by Mr. K. Rupert Murdoch, the Murdoch Family Trust and Cruden Financial Services LLC (collectively the “Murdoch Interests”) and the absence of a material adverse effect on Splitco. If approved, the transaction is expected to be completed in the second half of calendar 2007.

Pursuant to the Share Exchange Agreement, the Company must pay to Liberty a termination fee of $100 million in cash if the Share Exchange Agreement is terminated by either the Company or Liberty due to the failure by the Company to obtain the affirmative vote of a majority of the votes cast by holders of the Class B Common Stock, other than by Liberty and its associates and the Murdoch Interests; provided that the board of directors of the Company (the “Board”) does not change its recommendation to stockholders to vote in favor of the Share Exchange Agreement. The Company must pay to Liberty a termination fee of $300 million in circumstances in which the Share Exchange Agreement is terminated by Liberty following a change in recommendation by the Board.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2—Acquisitions, Disposals and Other Transactions (continued)

The Company will enter into a non-competition agreement with DIRECTV and non-competition agreements with each of the Three RSNs, in each case, restricting its right to compete for a period of four years with DIRECTV and the Three RSNs in the respective regions in which such entities are operating on the date the Share Exchange Agreement is consummated.

Other Transactions

In August 2006, the Company announced that its Fox Interactive Media (“FIM”) division entered into a multi-year search technology and services agreement with Google, Inc. (“Google”), pursuant to which Google is the exclusive search and keyword-targeted advertising sales provider for a majority of FIM’s web properties. Under the terms of the agreement, Google is obligated to make guaranteed minimum revenue share payments to FIM of $900 million based on FIM’s achievement of certain traffic and other commitments. These guaranteed minimum revenue share payments are expected to be made over the period beginning the first quarter of calendar 2007 and ending in the second quarter of calendar 2010.

The Company previously entered into an agreement with a direct response marketing company that provided the Company with participation rights if the direct response marketing company is ever sold or consummates certain other strategic transactions. In December 2006, the Company entered into an agreement to terminate the participation rights for $100 million, of which $50 million was received by the Company in December 2006. The Company expects this transaction to close in March 2007 and expects to record a gain on this transaction. An additional termination payment of $175 million will be made to the Company by the direct response marketing company if it is sold prior to March 31, 2008.

Fiscal 2006 Transactions

Acquisitions

In September 2005, the Company acquired the 25% stake in News Out of Home (“NOOH”) that it did not already own for approximately $175 million in cash. This acquisition increased the Company’s ownership of NOOH to 100%. The excess purchase price over the fair value of the net assets acquired of approximately $130 million, of which $51 million was allocated to goodwill with the remaining $79 million allocated to certain indefinite-lived intangible assets.

In order to increase the Company’s Internet presence, the Company purchased several Internet companies during fiscal 2006 through its FIM division. The amount of goodwill resulting from Internet acquisitions during fiscal 2006 was approximately $1.3 billion and primarily related to the following fiscal 2006 transactions:

In September 2005, the Company acquired all of the outstanding common and preferred stock of Intermix Media, Inc. (“Intermix”) for approximately $580 million in cash. Under an existing stockholders’ agreement between Intermix, MySpace, Inc. (“MySpace”), an Internet entertainment company, and certain other stockholders of MySpace, Intermix exercised its option in July 2005 to acquire the outstanding 47% equity interest of MySpace that it did not already own for approximately $70 million in cash. This transaction, which closed in October 2005, increased Intermix’s ownership in MySpace to 100%. The excess purchase price over the fair value of the tangible net assets acquired from Intermix was approximately $644 million, of which approximately $560 million has been allocated to goodwill¸ with the remaining $84 million allocated to identifiable finite-lived intangible assets.

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

In October 2005, the Company acquired IGN Entertainment, Inc., a leading community-based Internet media and services company for video games and other forms of digital entertainment, for approximately $620 million in cash and approximately $30 million in cash pending the satisfaction of certain conditions. The excess purchase price over the fair value of the tangible net assets acquired including acquisition related costs was approximately $622 million, of which $551 million has been allocated to goodwill, with the remaining $71 million allocated to identifiable finite-lived intangible assets.

In May 2006, the Company acquired a U.S. regional cable sports and entertainment channel in the southeast region for approximately $375 million. This channel has broadcast rights to the National Hockey League’s Atlanta Thrashers and shares broadcast rights to Major League Baseball’s (“MLB”) Atlanta Braves and the National Basketball Association’s Atlanta Hawks together with one of the Company’s existing regional sports networks. The purchase price preliminarily allocated to goodwill was $295 million, with the remaining $80 million preliminarily allocated to identifiable finite-lived intangible assets.

The aforementioned acquisitions were all accounted for in accordance with SFAS No. 141, “Business Combinations.”

Disposals

In October 2005, the Company sold its TSL Education Ltd. division (“TSL”), which included The Times Educational Supplement and other newspapers, magazines, websites and exhibitions aimed at teachers and education professionals in the United Kingdom, for cash consideration of approximately $395 million. In connection with this transaction, the Company recorded a gain of $381 million, net of tax of $0.

In April 2006, the Company sold Sky Radio Limited (“Sky Radio”), a commercial radio station group in the Netherlands and Germany, for cash consideration of approximately $215 million. In connection with this transaction, the Company recorded a gain of approximately $134 million, net of tax of $0.

The net income, assets, liabilities and cash flow attributable to the TSL and Sky Radio operations were not material to the Company in any of the periods presented and accordingly have not been presented separately. There was no provision for income taxes related to these transactions as any tax due was offset by a release of a valuation allowance that was applied to an existing deferred tax asset established for capital losses, which because of the sale of TSL and Sky Radio was able to be utilized. Therefore, there was no resulting tax provision.

In February 2004, the Company sold the Los Angeles Dodgers (“Dodgers”) and related properties to entities owned by Frank McCourt (the “McCourt Entities”) for $421 million in consideration. Part of the consideration delivered by the McCourt Entities at closing was a $125 million note secured by certain real estate in Boston, Massachusetts. In March 2006, the McCourt entities remitted the real estate to the Company in full satisfaction of the note, including accrued interest of $20 million. This real estate consists of approximately 23 acres located in the Seaport District of Boston, Massachusetts. In conjunction with this transfer, the Company assumed $36 million in debt. The Company recorded the assets and liabilities received at fair value upon closing. No gain or loss was recognized as the net fair value of the land approximated the value of the note. In September 2006, the Company sold this property for $202 million in cash. The Company discharged all of the debt on the property at the time of the sale. Upon the completion of the March 2006 transaction, the Company recorded the assets and liabilities received at fair value and accordingly no gain or loss was recognized on the sale of the land in September 2006.

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

In conjunction with this project, during the second quarter of fiscal 2006, the Company received formal approval for the construction of the main new plant which was the last contingency, thereby committing the Company to a redundancy program (the “Program”) for certain production employees at the Company’s U.K. newspaper operations. The Program is in response to the reduced workforce that will be required as new printing presses and the new printing facilities eventually come on line. As a result of this Program, the Company expects to reduce its production workforce by approximately 65%, and as of December 31, 2006, approximately 700 employees in the United Kingdom had already accepted severance agreements and are expected to leave the Company in fiscal 2007 and 2008.

In accordance with SFAS No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” the Company recorded a redundancy provision of approximately $109 million during fiscal 2006 in Other operating charges, of which $99 million was recorded during the six months ended December 31, 2005. During the three and six months ended December 31, 2006, the Company recorded an additional $6 million and $10 million, respectively, relating to the Program, which was comprised of an increase to the original provision amount, accretion and retention expenses, in Other operating charges in the unaudited consolidated statements of operations. Program liabilities of approximately $57 million and $66 million were included in the December 31, 2006 unaudited consolidated balance sheet in other current liabilities and in non-current other liabilities, respectively. The Company expects to record an additional provision of approximately $17 million through fiscal 2008 to record accretion on the redundancy provision and to recognize any retention bonuses earned. A majority of the Program’s costs are expected to be paid in cash to employees in fiscal 2008.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Inventories, net

The Company’s inventories were comprised of the following:

	At December 31, 2006	At June 30, 2006
	(in millions)
Programming rights	$2,572	$2,147
Books, DVDs, paper and other merchandise	489	466
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	563	588
Completed, not released	8	88
In production	367	251
In development or preproduction	35	59

	973	986

Television productions:
Released (including acquired libraries)	522	475
Completed, not released	12	27
In production	253	147
In development or preproduction	13	2

	800	651

Total filmed entertainment costs, less accumulated amortization (a)	1,773	1,637

Total inventories, net	4,834	4,250
Less: current portion of inventories, net (b)	(2,241)	(1,840)

Total noncurrent inventories, net	$2,593	$2,410

(a)	Does not include $568 million and $584 million of net intangible film library costs as of December 31, 2006 and June 30, 2006, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheets.
(b)	Current inventory as of December 31, 2006 and June 30, 2006 was comprised of programming rights ($1,789 million and $1,411 million, respectively), books, DVDs, paper and other merchandise.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Investments

The Company’s investments were comprised of the following:

		Ownership Percentage		At December 31, 2006	At June 30, 2006
				(in millions)
Equity investments:
The DIRECTV Group, Inc. (1)	DBS operator principally in the U.S.	38%		$6,950	$6,866
Gemstar-TV Guide International, Inc. (1)	U.S. print and electronic guidance company	41%		669	647
British Sky Broadcasting Group plc (1)	U.K. DBS operator	39%	(3)	1,047	1,061
China Network Systems	Taiwan cable TV operator	various		234	239
Sky Network Television Ltd.	New Zealand media company	44%		285	239
National Geographic Channel (US) (2)	U.S. cable channel	67%		306	295
National Geographic International (2)	International cable channel	various	(4)	259	99
Other equity method investments		various		659	679
Cost method investments		various		846	476

				$11,255	$10,601

(1)	The market values of the Company’s investments in DIRECTV, Gemstar-TV Guide International Inc. (“Gemstar-TV Guide”) and British Sky Broadcasting Group plc (“BSkyB”) were $11,732 million, $701 million and $7,013 million, respectively, at December 31, 2006.
(2)	The Company does not consolidate these entities as it does not hold a majority on their boards of directors, is unable to dictate operating decision-making and they are not variable interest entities.
(3)	The Company’s ownership in BSkyB increased from approximately 38% at June 30, 2006 to approximately 39% at December 31, 2006, due to BSkyB’s share buyback program.
(4)	The Company’s ownership percentage in NGC Network Latin America LLC was 67% as of December 31, 2006 and June 30, 2006. The Company’s ownership percentage in NGC Network International LLC (“NGC International”) was 75% and 50% as of December 31, 2006 and June 30, 2006, respectively. The Company’s ownership percentage in NGC Network (UK) Limited (“NGC UK”) was 25% and 0% as of December 31, 2006 and June 30, 2006, respectively. (See Fiscal Year 2007 Acquisitions and Disposals below for further discussion)

During the six months ended December 31, 2006, Gemstar-TV Guide’s common stock experienced significant volatility in its market value, trading between a low of $2.59 per share on July 25, 2006 and a high of $4.11 per share on December 29, 2006, equating to approximately 68% and 107% of the Company’s carrying value at December 31, 2006, respectively. As of December 31, 2006, the Company’s market value in Gemstar-TV Guide exceeded its carrying value by approximately $32 million.

Due to the volatility of Gemstar-TV Guide’s common stock, the Company will continue to monitor this investment for possible future impairment.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Investments (continued)

Fiscal Year 2007 Acquisitions and Disposals

In August 2006, the Company sold a portion of its equity investment in Phoenix Satellite Television Holdings Limited (“Phoenix”), representing a 19.9% stake for approximately $164 million. The Company recognized a pre-tax gain of approximately $136 million on the sale included in Other, net in the unaudited consolidated statement of operations for the six months ended December 31, 2006. The Company retained a 17.6% stake in Phoenix, which is accounted for under the cost method of accounting and, accordingly, the carrying value is adjusted to market value each reporting period as required under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

In October 2006, certain cable systems in Taiwan, in which the Company maintains a minority interest ownership, entered into an agreement to be acquired by a third party. The acquisition is subject to regulatory approval by Taiwan’s government and other conditions. The Company expects to record a gain on this transaction.

In October 2006, the Company acquired a 7.3% share in John Fairfax Holdings, Ltd. (“Fairfax”), an Australian newspaper publisher, for approximately $299 million. As of December 31, 2006 the Company’s investment in Fairfax was recorded at fair value.

In December 2006, the Company acquired 25% stakes in each of NGC International and NGC UK joint ventures for a combined total of approximately $154 million, the two joint ventures produce and distribute the National Geographic Channel in various international markets. The transaction increased the Company’s interest in NGC International to 75% with National Geographic Television holding the remaining interest. NGC UK is now owned 25% by the Company, 50% by BSkyB with the remaining portion held by National Geographic Television.

Prior Fiscal Years Acquisitions and Disposals

In July 2005, the Company sold its entire cost investment in China Netcom Group Corporation (“China Netcom”). The Company’s 1% investment in China Netcom was sold for total consideration of approximately $112 million. The Company recognized a pre-tax gain of approximately $52 million on this sale which was included in Other, net in the consolidated statement of operations for the six months ended December 31, 2005.

In October 2004, the Company and its then 34% investee, DIRECTV, announced a series of transactions with Group Televisa, Globopar and Liberty that would result in the reorganization of the companies’ direct-to-home (“DTH”) satellite television platforms in Latin America. The transactions would result in DIRECTV Latin America and Sky Latin America consolidating their two DTH platforms into a single platform in each of the major territories served in the region. As part of these transactions, DIRECTV would acquire News Corporation’s interests in Sky Multi-Country Partners, Innova and Sky Brasil.

The Sky Multi-Country Partners transaction closed during fiscal 2005 and the Company recognized a pre-tax loss of approximately $55 million on this transaction.

In February 2006, the Company completed its sale of its investment in Innova, a Mexican DTH platform, to DIRECTV for $285 million. As a result of this transaction, the Company recognized a pre-tax gain of approximately $206 million in the third quarter of fiscal 2006. The Company deferred a portion of its total gain on sale due to its indirect retained interest through the Company’s ownership of DIRECTV. Upon the closing of the Innova transaction, the Company was released from both its Innova transponder lease guarantee and its guarantee under Innova’s credit agreement.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Investments (continued)

In August 2006, the Company completed the sale of its investment in Sky Brasil, a Brazilian DTH platform, to DIRECTV for approximately $300 million in cash which was received in fiscal 2005. The Company recognized a pre-tax gain of approximately $261 million, which is included in Other, net in the unaudited consolidated statement of operations for the six months ended December 31, 2006. The Company deferred a portion of its total gain on sale due to its indirect retained interest through the Company’s ownership of DIRECTV. As a result of the transaction, the Company was released from its Sky Brasil transponder lease guarantee and was released from its credit agreement guarantee in January 2007. (See Note 10—Commitments and Guarantees)

Summarized financial information for significant equity affiliates, determined in accordance with Regulation S-X, accounted for under the equity method is as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2006	2005	2006	2005
	(in millions)		(in millions)
Revenues	$6,379	$5,542	$12,053	$10,601
Operating income	1,005	566	1,970	1,106
Income from continuing operations before discontinued operations and cumulative effect of accounting changes	604	356	1,191	700
Net income	604	356	1,191	700

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

Note 7—Borrowings

The Company previously entered into two loan agreements with the European Bank for Reconstruction and Development (the “EBRD”) and had an outstanding balance of $154 million under these loans at June 30, 2006. In August 2006, the Company entered into a loan agreement with Raiffeisen Zentralbank Österreich AG (“RZB”) for $300 million and repaid all amounts outstanding under the Company’s loan agreements with the EBRD. As of December 31, 2006, $140 million remains available for future use. The RZB loan bears interest at LIBOR for a period equal to each one, three or six month interest period, plus a margin of up to 2.85% dependent upon

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Borrowings (continued)

certain financial metrics. Principal amounts under the RZB loan are to be repaid in equal amounts every six months starting on the second anniversary of the date of the agreement until the fifth anniversary of the date of the agreement. The remaining available amount under the RZB loan, which may be drawn prior to the second anniversary of the date of the agreement, will be used to expand the Company’s outdoor advertising business primarily in Russia and Eastern Europe. The loans are secured by certain guarantees, bank accounts and share pledges of the Company’s Russian operating subsidiaries.

Interest expense, net consists of:

	For the three months ended December 31,		For the six months ended December 31,
	2006	2005	2006	2005
	(in millions)		(in millions)
Interest income	$72	$55	$147	$116
Interest expense	(217)	(204)	(421)	(398)
Interest capitalized	5	8	9	13

Interest expense, net	$(140)	$(141)	$(265)	$(269)

Note 8—Stockholders’ Equity

Rights of Holders of Common Stock

On August 8, 2006, the Company announced that, in accordance with the terms of the settlement of a lawsuit regarding the Company’s stockholder rights plan, the Company’s Board of Directors (the “Board”) had approved the adoption of an Amended and Restated Rights Plan, extending the term of the Company’s existing stockholder rights plan from November 7, 2007 to October 20, 2008. The Board has the right to extend the term for an additional year if the situation with Liberty has not, in the Board’s judgment, been resolved. The terms of the Amended and Restated Rights Plan remain the same as the Company’s existing stockholder rights plan in all other material respects. Pursuant to the terms of the settlement, on October 20, 2006, the Amended and Restated Rights Plan was presented for a vote of the Company’s Class B stockholders at the Company’s 2006 annual meeting of stockholders and the stockholders voted in favor of its approval. (See Note 11—Contingencies for more information on the settlement of the lawsuit).

Dividends

The Company declared a dividend of $0.06 per share of Class A Common Stock and $0.05 per share for the Company’s Class B Common Stock in the three months ended September 30, 2006, which were paid in October 2006 to stockholders of record on September 13, 2006. The total aggregate dividend paid to stockholders in October 2006 was approximately $180 million.

Repurchase Program

In June 2005, the Company announced a stock repurchase program under which the Company was authorized to acquire from time to time up to an aggregate of $3 billion in Class A Common Stock and Class B Common Stock. In May 2006, the Company announced that the Board had authorized increasing the total amount of the stock repurchase program to $6 billion. The remaining authorized amount under the Company’s stock repurchase program at December 31, 2006, excluding commissions, was approximately $3.4 billion.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Equity Based Compensation

The following table summarizes the Company’s equity-based compensation transactions:

	For the three months ended December 31,		For the six months ended December 31,
	2006	2005	2006	2005
	(in millions)		(in millions)
Equity-based compensation expense	$37	$30	$66	$51

Cash received from exercise of equity-based awards	$100	$44	$159	$73

Total intrinsic value of options exercised	$48	$28	$79	$41

At December 31, 2006, the Company’s total compensation cost related to non-vested stock options, restricted stock units (“RSUs”) and stock appreciation rights not yet recognized for all plans was approximately $285 million, the majority of which is expected to be recognized over the next three fiscal years. Compensation expense on all equity-based awards is recognized on a straight-line basis over the vesting period of the entire award.

Stock options exercised during the six months ended December 31, 2006 and December 31, 2005 resulted in the Company’s issuance of approximately 11 million and 5 million shares of Class A Common Stock, respectively. The Company recognized a tax benefit on stock options exercised of $26 million and $12 million for the six months ended December 31, 2006 and December 31, 2005, respectively.

During the six months ended December 31, 2006, the Company issued 1.7 million RSUs. These RSUs will be settled in shares of Class A Common Stock upon vesting, except for approximately 0.5 million RSUs that will be settled in cash.

During the six months ended December 31, 2006, approximately 4.0 million RSUs vested, of which approximately 3.4 million were settled in Class A Common Stock, before statutory tax withholdings, and the remaining RSUs were settled in cash.

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

In October 2006, the Company entered into an eight year agreement with Nielsen Media Research (“Nielsen”) under which Nielsen will provide audience measurement services for 49 of the Company’s subsidiaries and affiliates.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Commitments and Guarantees (continued)

Guarantees

The Company had guaranteed a transponder lease for Sky Brasil, an equity affiliate of the Company. The Company also guaranteed $210 million of the obligation of Sky Brasil under a credit agreement. Upon the closing of the sale of Sky Brasil in the first quarter of fiscal 2007, the Company was released from the transponder lease and was released from its credit agreement guarantee in January 2007.

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

NDS

Echostar Litigation

On June 6, 2003, Echostar Communications Corporation, Echostar Satellite Corporation, Echostar Technologies Corporation and Nagrastar L.L.C. (collectively, “Echostar”) filed an action against NDS in the United States District Court for the Central District of California. Echostar filed an amended complaint on October 8, 2003, which purported to allege claims for violation of the Digital Millennium Copyright Act (“DMCA”), the Communications Act of 1934 (“CA”), the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, California’s Unfair Competition statute and the federal Racketeer Influenced and Corrupt Organizations (“RICO”) statute. The complaint also purported to allege claims for civil conspiracy, misappropriation of trade secrets and interference with prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court, except for the DMCA, CA and unfair competition claims, and the court limited these claims to acts allegedly occurring within three years of the filing of Echostar’s original complaint.

After Echostar filed a second amended complaint, NDS filed a motion to dismiss this complaint on March 31, 2004. On July 21, 2004, the court issued an order directing Echostar to, among other things, file a third amended complaint within ten days correcting various deficiencies noted in the second amended complaint. Echostar filed its third amended complaint on August 4, 2004. On August 6, 2004, the court ruled that NDS was free to file a motion to dismiss the third amended complaint, which NDS did on September 20, 2004. The hearing occurred on January 3, 2005. On February 28, 2005, the court issued an order treating NDS’s motion to dismiss as a motion for a more definite statement, granting the motion and giving Echostar until March 30, 2005 to file a fourth amended complaint correcting various deficiencies noted in the third amended complaint. On March 30, 2005, Echostar filed a fourth amended complaint, which NDS moved to dismiss. On July 27, 2005, the court granted in part and denied in part NDS’s motion to dismiss, and again limited Echostar’s surviving claims to acts allegedly occurring within three years of the filing of Echostar’s original complaint. NDS’s management believe these surviving claims are without merit and intends to vigorously defend against them.

On October 24, 2005, NDS filed its Amended Answer with Counterclaims, alleging that Echostar misappropriated NDS’s trade secrets, violated the Computer Fraud and Abuse Act and engaged in unfair competition. On November 8, 2005, Echostar moved to dismiss NDS’s counterclaims for conversion and claim and delivery, arguing that these claims were preempted and time-barred. Echostar also moved for a more definite statement of NDS’s trade secret misappropriation claim. On December 8, 2005, the court granted in part and denied in part Echostar’s motion to dismiss and for a more definite statement, but granted NDS leave to file amended counterclaims. On December 13, 2005, NDS filed a Second Amended Answer with Counterclaims, which Echostar answered on December 27, 2005. The court has set this case to go to trial in November 2007.

Sogecable Litigation

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, “Sogecable”), filed an action against NDS in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003, which purported to allege claims for violation of the Digital Millennium Copyright Act and the

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Contingencies (continued)

federal RICO Act. The amended complaint also purported to allege claims for interference with contract and prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. NDS filed a motion to dismiss the second amended complaint on March 31, 2004. On August 4, 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint. On October 1, 2004, Sogecable notified the court that it would not be filing a third amended complaint, but would appeal the court’s entry of final judgment dismissing the suit to the United States Ninth Circuit Court of Appeals. On December 14, 2006, the appellate court issued a memorandum decision reversing the district court’s dismissal. On January 26, 2007, NDS filed its petition for rehearing by an en banc panel of the United States Ninth Circuit Court of Appeals.

Intermix

FIM Transaction

On August 26, 2005 and August 30, 2005, two purported class action lawsuits captioned, respectively, Ron Sheppard v. Richard Rosenblatt et. al., and John Friedmann v. Intermix Media, Inc. et al., were filed in the California Superior Court, County of Los Angeles. Both lawsuits named as defendants all of the then incumbent members of the Intermix Board, including Mr. Rosenblatt, Intermix’s former Chief Executive Officer, and certain entities affiliated with VantagePoint Venture Partners, a former major Intermix stockholder. The complaints alleged that, in pursuing the transaction whereby Intermix was to be acquired by FIM (the “FIM Transaction”) and approving the related merger agreement, the director defendants breached their fiduciary duties to Intermix stockholders by, among other things, engaging in self-dealing and failing to obtain the highest price reasonably available for Intermix and its stockholders. The complaints further alleged that the merger agreement resulted from a flawed process and that the defendants tailored the terms of the merger to advance their own interests. The FIM Transaction was consummated on September 30, 2005. The Friedmann and Sheppard lawsuits were subsequently consolidated and, on January 17, 2006, a consolidated amended complaint was filed (the “Intermix Media Shareholder Litigation”). The plaintiffs in the consolidated action are seeking various forms of declaratory relief, damages, disgorgement and fees and costs. On March 20, 2006, the court ordered that substantially identical claims asserted in a separate state action filed by Brad Greenspan, captioned Greenspan v. Intermix Media, Inc., et al., be severed and related to the Intermix Media Shareholder Litigation. The defendants filed demurrers seeking dismissal of all claims in the Intermix Media Shareholder Litigation and the severed Greenspan claims, which were heard by the Court on July 6, 2006. On October 6, 2006, the Court sustained the demurrers without leave to amend. The plaintiffs in the Intermix Media Shareholder Litigation and the Greenspan case have indicated that they will appeal the dismissal of their claims.

In November 2005, plaintiff in a derivative action captioned LeBoyer v. Greenspan et al. pending against various former Intermix directors and officers in the United States District Court for the Central District of California, filed a First Amended Class and Derivative Complaint (the “Amended Complaint”). The original derivative action was filed in May 2003 and arose out of Intermix’s restatement of quarterly financial results for its fiscal year ended March 31, 2003. The plaintiff asserted breach of fiduciary duty and related claims in connection with the restatement. Until the filing of the Amended Complaint, the action had been stayed by mutual agreement of the parties since its inception pending determination of whether plaintiffs in a related securities class action lawsuit (the “Securities Litigation”) would be able to state a claim against the defendants. The Securities Litigation was dismissed pursuant to a class settlement in September 2005. In addition, a substantially similar derivative action filed in Los Angeles Superior Court was dismissed based on inability of the plaintiffs to adequately plead demand futility. Plaintiff LeBoyer’s November 2005 Amended Complaint

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Contingencies (continued)

added various allegations and purported class claims arising out of the FIM Transaction which are substantially similar to those asserted in the Intermix Media Shareholder Litigation. The Amended Complaint also adds as defendants the individuals and entities named in the Intermix Media Shareholder Litigation that were not already defendants in the matter. The plaintiff seeks unspecified damages, disgorgement, costs and fees. Intermix believes that the plaintiff lacks standing to pursue any claims in a derivative capacity and that the lawsuit is generally without merit. Intermix intends to vigorously defend itself, and expects that the individual defendants will vigorously defend themselves in the matter. On July 14, 2006, the parties filed their briefing on defendants’ motion to dismiss and stay the matter. On October 16, 2006, the court dismissed the fourth through seventh claims for relief, which related to the 2003 restatement, finding that the plaintiff is precluded from relitigating demand futility. At the same time, the court asked for further briefing regarding the standing issues and the effect of the judge’s dismissal of the claims in the Greenspan case and the Intermix Media Shareholder Litigation on the remaining claims, which include two direct class action claims related to alleged breaches of fiduciary duty leading up to the FIM Transaction and a third claim under Section 14a of the Exchange Act asserted as a derivative claim and alleging material misstatements and omission in the FIM Transaction proxy statement. The parties filed the requested additional briefing in which the defendants requested that the court stay the federal court proceedings pending the resolution of any appeal in the in the Greenspan case and the Intermix Media Shareholder Litigation. The court vacated the scheduled November 27, 2006 hearing with respect to this briefing and took the matter under submission. No ruling has been received yet.

On June 14, 2006, a purported class action lawsuit, captioned Jim Brown v. Brett C. Brewer, et al., was filed against certain former Intermix directors and officers in the United States District Court for the Central District of California. The plaintiff asserts claims for alleged violations of Section 14a of the Exchange Act and SEC Rule 14a-9, as well as control person liability under Section 20a. The plaintiff alleges that certain defendants disseminated false and misleading definitive proxy statements on two occasions: one on December 30, 2003 in connection with the shareholder vote on January 29, 2004 on the election of directors and ratification of financing transactions with certain entities of VantagePoint Venture Partners (“VantagePoint”), a former large stockholder of Intermix, and another on August 25, 2005 in connection with the shareholder vote on the FIM Transaction. The complaint names as defendants certain Vantage Point related entities and the members of the Intermix Board who were incumbent on the dates of the respective proxy statements. Intermix is not named as a defendant, but has certain indemnity obligations to the former officer and director defendants in connection with these claims and allegations. Intermix believes that the claims are without merit and expects that the individual defendants will vigorously defend themselves in the matter. On August 25, 2006, plaintiff amended his complaint to add certain investment banks (the “Investment Banks”) as defendants. Intermix has certain indemnity obligations to the Investment Banks as well. After conferring with defendants concerning deficiencies in the amended complaint pursuant to local rule and entering a stipulation with defendants regarding a briefing schedule, plaintiff amended his complaint again on September 27, 2006. On October 19, 2006, defendants filed motions to dismiss all claims in the Second Amended Complaint. These motions will be heard on February 12, 2007. Intermix believes that the claims are without merit and expects the individual defendants will vigorously defend themselves in the matter.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Contingencies (continued)

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

Prior to dismissing his derivative lawsuit, in August 2005, Mr. Greenspan filed another complaint in Los Angeles Superior Court against the same defendants. The complaint, for breach of fiduciary duty, included substantially the same allegations made by Mr. Greenspan in the above-referenced lawsuit. Mr. Greenspan further alleged that defendants’ actions have, with the FIM Transaction, culminated in the loss of Mr. Greenspan’s interest in Intermix for a cash payment allegedly below its value. On October 31, 2005, the defendants filed motions seeking dismissal of the lawsuit on the grounds that the complaint fails to state any cause of action. Instead of responding to these motions, Mr. Greenspan filed an amended complaint on February 21, 2006, in which Mr. Greenspan omitted certain previously named defendants and added two other former directors as defendants. In this amended complaint, Mr. Greenspan asserts seven causes of action. The first two causes of action, for intentional interference with prospective economic advantage and violation of California’s Business & Professions Code section 17200, generally related to Intermix’s decision to consummate its Series C Preferred Stock financing with VantagePoint in October 2003 and allege that Mr. Greenspan was “forced” to resign. The third through sixth causes of action assert various claims for breach of fiduciary duty related to the FIM Transaction and substantially mirror the allegations in the Intermix Media Shareholder Litigation. By Order of March 20, 2006, the court ordered that Mr. Greenspan’s claims based on the FIM Transaction be severed from the rest of his complaint and coordinated with the claims asserted in the Intermix Media Shareholder Litigation. The seventh cause of action is asserted against Intermix for indemnification. In his amended complaint, Mr. Greenspan seeks compensatory and consequential damages, punitive damages, fees and costs, injunctive relief and other remedies. Motions to dismiss the first six causes of action were filed and, on October 6, 2006, granted without leave to amend. On November 21, 2006, Mr. Greenspan dismissed with prejudice the seventh cause of action for indemnity, which was the only remaining claim and his sole cause of action against Intermix.

News America Marketing

On January 18, 2006, Valassis Communications, Inc. (“Valassis”) filed a complaint against News America Incorporated, News America Marketing FSI, Inc. and News America Marketing Services, In-Store, Inc. (collectively “News America”) in the United States District Court for the Eastern District of Michigan. Valassis alleges that News America possesses monopoly power in a claimed in-store advertising and promotions market (the “in-store market”) and has used that power to gain an unfair advantage over Valassis in a purported market for coupons distributed by free standing inserts (“FSIs”). Valassis alleges that News America has entrenched its monopoly power in the alleged in-store market by entering into exclusive contracts with retailers. Valassis further alleges that News America has unlawfully bundled the sale of in-store marketing products with the sale of FSIs and that such bundling constitutes unlawful tying in violation of Sections 1 and 3 of the Sherman Antitrust

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Contingencies (continued)

Act of 1890, as amended (the “Sherman Act”). Valassis also asserts that News America has violated Section 2 of the Sherman Act, various state antitrust statutes and has tortiously interfered with Valassis’ actual or expected business relationships. Valassis’ complaint seeks injunctive relief, damages, fees and costs. On April 20, 2006, News America moved to dismiss Valassis’ complaint in its entirety for failure to state a cause of action. On September 28, 2006, the Magistrate Judge issued a Report and Recommendation granting the motion. On October 16, 2006, Valassis filed an Amended Complaint, alleging the same causes of action. Pursuant to agreement among the parties, discovery has not yet commenced. News America has answered the federal claims and moved to dismiss the state claims. The court has not yet ruled on the motion.

Other

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

Note 12—Pension Plans and Other Postretirement Benefits

The Company sponsors non-contributory pension plans and retiree health and life insurance benefit plans covering specific groups of employees. The benefits payable for the non-contributory pension plans are based primarily on a formula factoring both an employee’s years of service and pay near retirement. Participant employees are vested in the plans after five years of service. The Company’s policy for all pension plans is to fund amounts, at a minimum, in accordance with statutory requirements. During the six months ended December 31, 2006 and 2005, the Company made discretionary contributions of $18 million and $59 million, respectively, to its pension plans. Plan assets consist principally of common stocks, marketable bonds and government securities. The retiree health and life insurance benefit plans offer medical and/or life insurance to certain full-time employees and eligible dependents that retire after fulfilling age and service requirements.

The components of net periodic benefit costs were as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended December 31,
	2006	2005	2006	2005
	(in millions)
Service cost benefits earned during the period	$17	$20	$1	$1
Interest costs on projected benefit obligation	30	26	2	2
Expected return on plan assets	(33)	(30)	—	—
Amortization of deferred losses	4	12	—	1
Other	—	(1)	(1)	(1)

Net periodic costs	$18	$27	$2	$3

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Pension Plans and Other Postretirement Benefits (continued)

	For the six months ended December 31,
	2006	2005	2006	2005
	(in millions)
Service cost benefits earned during the period	$34	$41	$2	$2
Interest costs on projected benefit obligation	60	53	4	4
Expected return on plan assets	(66)	(61)	—	—
Amortization of deferred losses	9	23	1	2
Other	—	—	(3)	(3)

Net periodic costs	$37	$56	$4	$5

Note 13—Other, net

Other, net consisted of the following:

	For the three months ended December 31,		For the six months ended December 31,
	2006	2005	2006	2005
	(in millions)		(in millions)
Gain on the sale of Sky Brasil(a)	$—	$—	$261	$—
Gain on the sale of Phoenix Satellite Television Holdings Limited(a)	—	—	136	—
Gain on the sale of China Netcom(a)	—	—	—	52
Change in fair value of exchangeable securities(b)	30	68	68	27
Other	(12)	(6)	(19)	(6)

Total Other, net	$18	$62	$446	$73

(a)	See Note 5—Investments
(b)	The Company has certain outstanding exchangeable debt securities which contain embedded derivatives. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” these embedded derivatives require separate accounting and, as such, changes in their fair value are recognized in Other, net. A significant variance in the price of underlying stock could have a material impact on the operating results of the Company.

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

Television, which principally consists of the operation of 35 full power broadcast television stations, including nine duopolies, in the United States (Of these stations, 25 are affiliated with the FOX network and ten are affiliated with the MyNetworkTV network. Prior to September 2006, nine of the MyNetworkTV stations were affiliated with the UPN network and one was an independent station.), the broadcasting of network programming in the United States and the development, production and broadcasting of television programming in Asia.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Segment Information (continued)

Cable Network Programming, which principally consists of the licensing and production of programming distributed through cable television systems and DBS operators primarily in the United States.

Direct Broadcast Satellite Television, which principally consists of the distribution of premium programming services via satellite directly to subscribers in Italy.

Magazines and Inserts, which principally consists of the publication of free standing inserts, which are promotional booklets containing consumer offers distributed through insertion in local Sunday newspapers in the United States and the provision of in-store marketing products and services, primarily to consumer packaged goods manufacturers in the United States and Canada.

Newspapers, which principally consists of the publication of four national newspapers in the United Kingdom, the publication of more than 110 newspapers in Australia and the publication of a mass circulation, metropolitan morning newspaper in the United States.

Book Publishing, which principally consists of the publication of English language books throughout the world.

Other, which includes: NDS Group plc, a company engaged in the business of supplying open end-to-end digital technology and services to digital pay-television platform operators and content providers; News Outdoor, an advertising business which offers display advertising in outdoor locations primarily throughout Russia and Eastern Europe; FIM, which operates the Company’s Internet activities; and Global Cricket Corporation, which has the exclusive rights to broadcast the Cricket World Cup and other related events through 2007.

The Company’s operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measures are segment operating income (loss) and Operating income (loss) before depreciation and amortization.

Operating income (loss) before depreciation and amortization, defined as operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments, eliminates the variable effect across all business segments of non-cash depreciation and amortization. Depreciation and amortization expense includes the depreciation of property and equipment, as well as amortization of finite-lived intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and, as such, it is excluded from Operating income (loss) before depreciation and amortization. Operating income (loss) before depreciation and amortization is a non-GAAP measure and it should be considered in addition to, not as a substitute for, operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. Operating income (loss) before depreciation and amortization does not reflect cash available to fund requirements, and the items excluded from Operating income (loss) before depreciation and amortization, such as depreciation and amortization, are significant components in assessing the Company’s financial performance.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Segment Information (continued)

Management believes that Operating income (loss) before depreciation and amortization is an appropriate measure for evaluating the operating performance of the Company’s business segments. Operating income (loss) before depreciation and amortization provides management, investors and equity analysts a measure to analyze operating performance of each business segment and enterprise value against historical and competitors’ data, although historical results, including Operating income (loss) before depreciation and amortization, may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).

	For the three months ended December 31,		For the six months ended December 31,
	2006	2005	2006	2005
	(in millions)		(in millions)
Revenues:
Filmed Entertainment	$2,265	$1,607	$3,478	$3,026
Television	1,600	1,596	2,703	2,644
Cable Network Programming	920	810	1,809	1,585
Direct Broadcast Satellite Television	764	620	1,386	1,118
Magazines and Inserts	266	265	541	532
Newspapers	1,118	1,010	2,167	2,022
Book Publishing	393	390	761	781
Other	518	367	913	639

Total revenues	$7,844	$6,665	$13,758	$12,347

Operating income (loss):
Filmed Entertainment	$470	$299	$709	$667
Television	112	183	304	343
Cable Network Programming	275	262	524	459
Direct Broadcast Satellite Television	(12)	(53)	(25)	(114)
Magazines and Inserts	74	76	152	152
Newspapers	170	69	294	194
Book Publishing	54	77	109	147
Other	1	7	(72)	(19)

Total operating income	1,144	920	1,995	1,829

Interest expense, net	(140)	(141)	(265)	(269)
Equity earnings of affiliates	249	160	492	346
Other, net	18	62	446	73

Income from continuing operations before income tax expense and minority interest in subsidiaries	1,271	1,001	2,668	1,979
Income tax expense	(431)	(292)	(969)	(674)
Minority interest in subsidiaries, net of tax	(18)	(15)	(34)	(31)

Income from continuing operations	822	694	1,665	1,274
Gain on disposition of discontinued operations, net of tax	—	381	—	381

Income before cumulative effect of accounting change	822	1,075	1,665	1,655
Cumulative effect of accounting change, net of tax	—	—	—	(1,013)

Net income	$822	$1,075	$1,665	$642

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Segment Information (continued)

Interest expense, net, Equity earnings of affiliates, Other, net, Income tax expense and Minority interest in subsidiaries are not allocated to segments as they are not under the control of segment management.

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $239 million and $210 million for the three months ended December 31, 2006 and 2005, respectively, and of approximately $436 million and $395 million for the six months ended December 31, 2006 and 2005, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profit, generated primarily by the Filmed Entertainment segment, of approximately $24 million and $9 million for the three months ended December 31, 2006 and 2005, respectively, and approximately $36 million and $21 million for the six months ended December 31, 2006 and 2005, respectively, have been eliminated within the Filmed Entertainment segment.

	For the three months ended December 31, 2006
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$470	$20	$—	$490
Television	112	23	—	135
Cable Network Programming	275	14	16	305
Direct Broadcast Satellite Television	(12)	43	—	31
Magazines and Inserts	74	2	—	76
Newspapers	170	67	—	237
Book Publishing	54	2	—	56
Other	1	35	—	36

Total	$1,144	$206	$16	$1,366

	For the three months ended December 31, 2005

	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$299	$27	$—	$326
Television	183	23	—	206
Cable Network Programming	262	13	26	301
Direct Broadcast Satellite Television	(53)	43	—	(10)
Magazines and Inserts	76	1	—	77
Newspapers	69	65	—	134
Book Publishing	77	1	—	78
Other	7	24	—	31

Total	$920	$197	$26	$1,143

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Segment Information (continued)

	For the six months ended December 31, 2006
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$709	$40	$—	$749
Television	304	45	—	349
Cable Network Programming	524	27	39	590
Direct Broadcast Satellite Television	(25)	91	—	66
Magazines and Inserts	152	4	—	156
Newspapers	294	135	—	429
Book Publishing	109	4	—	113
Other	(72)	67	—	(5)

Total	$1,995	$413	$39	$2,447

	For the six months ended December 31, 2005
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$667	$46	$—	$713
Television	343	42	—	385
Cable Network Programming	459	25	53	537
Direct Broadcast Satellite Television	(114)	84	—	(30)
Magazines and Inserts	152	3	—	155
Newspapers	194	131	—	325
Book Publishing	147	3	—	150
Other	(19)	38	—	19

Total	$1,829	$372	$53	$2,254

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Segment Information (continued)

	At December 31,	At June 30,
	2006	2006
	(in millions)
Total assets:
Filmed Entertainment	$7,547	$6,489
Television	13,277	12,903
Cable Network Programming	7,733	7,813
Direct Broadcast Satellite Television	2,068	2,124
Magazines and Inserts	1,287	1,257
Newspapers	4,729	4,524
Book Publishing	1,621	1,452
Other	9,656	9,486
Investments	11,255	10,601

Total assets	$59,173	$56,649

Goodwill and Intangible assets, net:
Filmed Entertainment	$1,996	$2,010
Television	10,195	10,195
Cable Network Programming	5,381	5,393
Direct Broadcast Satellite Television	581	563
Magazines and Inserts	1,006	1,006
Newspapers	1,853	1,709
Book Publishing	508	508
Other	2,807	2,610

Total goodwill and intangibles, net	$24,327	$23,994

Note 15—Earnings Per Share

Earnings per share (“EPS”) is computed individually for the Class A Common Stock and Class B Common Stock. Net income is apportioned to both Class A stockholders and Class B stockholders on a ratio of 1.2 to 1, respectively, in accordance with the rights of the stockholders as described in the Company’s Restated Certificate of Incorporation. In order to give effect to this apportionment when determining EPS, the weighted average Class A Common Stock is increased by 20% (the “Adjusted Class”) and is then compared to the sum of the weighted average Class B Common Stock and the weighted average Adjusted Class. The resulting percentage is then applied to the Net income to determine the apportionment for the Class A stockholders, with the balance attributable to the Class B stockholders.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Earnings Per Share (continued)

EPS has been presented in the two-class presentation, as the shares of Class B Common Stock participate in dividends with the shares of Class A Common Stock. The following tables set forth the computation of basic and diluted EPS under SFAS No. 128, “Earnings per Share”:

	For the three months ended December 31,
	2006	2005
	(in millions)
Income from continuing operations available to stockholders—basic	$822	$694
Interest on convertible debt(a)	—	5
Other	(2)	(1)

Income from continuing operations available to stockholders—diluted	$820	$698

Gain on disposition of discontinued operations	$—	$381
Net income available to stockholders—basic	$822	$1,075
Interest on convertible debt(a)	—	5
Other	(2)	(1)

Net income available to stockholders—diluted	$820	$1,079

(a)	In February 2006, the Company redeemed 92% of the Liquid Yield Option Notes ™ (“LYONs”) for cash at the specified redemption amount of $594.25 per LYON.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Earnings Per Share (continued)

	For the three months ended December 31,
	2006			2005
	Class A	Class B	Total	Class A	Class B	Total
	(in millions, except per share data)
Allocation of income—basic:
Income from continuing operations	$597	$225	$822	$500	$194	$694
Gain on disposition of discontinued operations	—	—	—	275	106	381
Net income available to stockholders	597	225	822	775	300	1,075

Weighted average shares used in income allocation	2,614	987	3,601	2,647	1,025	3,672

Allocation of income—diluted:
Income from continuing operations	$597	$223	$820	$507	$191	$698
Gain on disposition of discontinued operations	—	—	—	276	105	381
Net income available to stockholders	597	223	820	783	296	1,079

Weighted average shares used in income allocation	2,640	987	3,627	2,706	1,025	3,731

Weighted average shares—basic	2,178	987	3,165	2,206	1,025	3,231
Shares issuable under equity based compensation plans	22	—	22	12	—	12
Convertible debt(a)	—	—	—	37	—	37

Weighted average shares—diluted	2,200	987	3,187	2,255	1,025	3,280

Earnings per share—basic:
Income from continuing operations	$0.27	$0.23		$0.23	$0.19
Gain on disposition of discontinued operations	$—	$—		$0.12	$0.10
Net income	$0.27	$0.23		$0.35	$0.29

Earnings per share—diluted:
Income from continuing operations	$0.27	$0.23		$0.22	$0.19
Gain on disposition of discontinued operations	$—	$—		$0.12	$0.10
Net income	$0.27	$0.23		$0.35	$0.29

(a)	In February 2006, the Company redeemed 92% of the LYONs for cash at the specified redemption amount of $594.25 per LYON. The impact of the remaining LYONs, which are convertible into approximately 2.8 million shares, is not significant.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Earnings Per Share (continued)

	For the six months ended December 31,
	2006	2005
	(in millions)
Income from continuing operations available to stockholders—basic	$1,665	$1,274
Interest on convertible debt(a)	—	10
Other	(2)	(1)

Income from continuing operations available to stockholders—diluted	$1,663	$1,283

Gain on disposition of discontinued operations	$—	$381
Cumulative effect of accounting change, net of tax	$—	$(1,013)
Net income available to stockholders—basic	$1,665	$642
Interest on convertible debt(a)	—	10
Other	(2)	(1)

Net income available to stockholders—diluted	$1,663	$651

(a)	In February 2006, the Company redeemed 92% of the LYONs for cash at the specified redemption amount of $594.25 per LYON.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Earnings Per Share (continued)

	For the six months ended December 31,
	2006			2005
	Class A	Class B	Total	Class A	Class B	Total
	(in millions, except per share data)
Allocation of income—basic:
Income from continuing operations	$1,208	$457	$1,665	$919	$355	$1,274
Gain on disposition of discontinued operations	—	—	—	275	106	381
Cumulative effect of accounting change, net of tax	—	—	—	(731)	(282)	(1,013)
Net income available to stockholders	1,208	457	1,665	463	179	642

Weighted average shares used in income allocation	2,610	987	3,597	2,664	1,027	3,691

Allocation of income—diluted:
Income from continuing operations	$1,210	$453	$1,663	$932	$351	$1,283
Gain on disposition of discontinued operations	—	—	—	277	104	381
Cumulative effect of accounting change, net of tax	—	—	—	(736)	(277)	(1,013)
Net income available to stockholders	1,210	453	1,663	473	178	651

Weighted average shares used in income allocation	2,634	987	3,621	2,732	1,027	3,759

Weighted average shares—basic	2,175	987	3,162	2,220	1,027	3,247
Shares issuable under equity based compensation plans	20	—	20	20	—	20
Convertible debt(a)	—	—	—	37	—	37

Weighted average shares—diluted	2,195	987	3,182	2,277	1,027	3,304

Earnings per share—basic:
Income from continuing operations	$0.56	$0.46		$0.41	$0.35
Gain on disposition of discontinued operations	$—	$—		$0.12	$0.10
Cumulative effect of accounting change, net of tax	$—	$—		$(0.33)	$(0.27)
Net income	$0.56	$0.46		$0.21	$0.17

Earnings per share—diluted:
Income from continuing operations	$0.55	$0.46		$0.41	$0.34
Gain on disposition of discontinued operations	$—	$—		$0.12	$0.10
Cumulative effect of accounting change, net of tax	$—	$—		$(0.32)	$(0.27)
Net income	$0.55	$0.46		$0.21	$0.17

(a)	In February 2006, the Company redeemed 92% of the LYONs for cash at the specified redemption amount of $594.25 per LYON. The impact of the remaining LYONs, which are convertible into approximately 2.8 million shares, is not significant.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 16—Additional Financial Information

Supplemental Cash Flows Information

	For the six months ended December 31,
	2006	2005
	(in millions)
Supplemental cash flow information:
Cash paid for income taxes	$(545)	$(236)
Cash paid for interest	(369)	(337)
Sale of other investments	61	7
Purchase of other investments	(358)	(47)
Supplemental information on businesses acquired:
Fair value of assets acquired	307	1,704
Cash acquired	14	25
Less: Liabilities assumed	(40)	(133)
Minority interest acquired	25	38
Cash paid	(306)	(1,601)

Fair value of stock consideration	$—	$33

Note 17—Subsequent Events

A dividend of $0.06 per share of Class A Common Stock and a dividend of $0.05 per share of Class B Common Stock has been declared and is payable on April 18, 2007. The record date for determining dividend entitlements is March 14, 2007.

Note 18—Supplemental Guarantor Information

On June 27, 2003, News America Incorporated (“NAI”), an indirect wholly-owned subsidiary of News Corporation, entered into a $1.75 billion Five Year Credit Agreement (the “Credit Agreement”) with Citibank N.A., as administrative agent, JP Morgan Chase Bank, as syndication agent, and the lenders named therein. News Corporation, FEG Holdings, Inc., Fox Entertainment Group, Inc., News America Marketing FSI, L.L.C., News Publishing Australia Limited and News Australia Holdings Pty Limited are guarantors (the “Guarantors”) under the Credit Agreement. The guarantors are wholly-owned by the Company or NAI and the guarantees provided are full and unconditional and joint and several.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Supplemental Guarantor Information (continued)

Supplemental Condensed Consolidating Statement of Operations

For the six months ended December 31, 2006

(in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$3	$—	$317	$13,438	$—	$13,758
Expenses	135	—	233	11,395	—	11,763

Operating (loss) income	(132)	—	84	2,043	—	1,995

Other (expense) Income:
Interest expense, net	(935)	(148)	262	556	—	(265)
Equity earnings of affiliates	2	—	17	473	—	492
Earnings (losses) from subsidiary entities	746	1,859	2,364	—	(4,969)	—
Other, net	61	(46)	(33)	464	—	446

Income (loss) before income tax expense, minority interest in subsidiaries and cumulative effect of accounting change	(258)	1,665	2,694	3,536	(4,969)	2,668
Income tax benefit (expense)	94	—	(978)	(1,284)	1,199	(969)
Minority interest in subsidiaries, net of tax	—	—	—	(34)	—	(34)

Income (loss) before cumulative effect of accounting change	(164)	1,665	1,716	2,218	(3,770)	1,665
Cumulative effect of accounting change, net of tax	—	—	—	—	—	—

Net (loss) income	$(164)	$1,665	$1,716	$2,218	$(3,770)	$1,665

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Supplemental Guarantor Information (continued)

Supplemental Condensed Consolidating Statement of Operations

For the six months ended December 31, 2005

(in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$3	$—	$316	$12,028	$—	$12,347
Expenses	103	—	210	10,205	—	10,518

Operating (loss) income	(100)	—	106	1,823	—	1,829

Other (expense) Income:
Interest expense, net	(957)	(35)	223	500	—	(269)
Equity earnings of affiliates	(1)	—	19	328	—	346
Earnings (losses) from subsidiary entities	624	719	293	—	(1,636)	—
Other, net	26	(42)	18	71	—	73

Income (loss) before income tax expense, minority interest in subsidiaries and cumulative effect of accounting change	(408)	642	659	2,722	(1,636)	1,979
Income tax (expense) benefit	139	—	(225)	(927)	339	(674)
Minority interest in subsidiaries, net of tax	—	—	—	(31)	—	(31)

Income (loss) from continuing operations	(269)	642	434	1,764	(1,297)	1,274
Gain on disposition of discontinued operations	—	—	—	381	—	381
Income (loss) before cumulative effect of accounting change	(269)	642	434	2,145	(1,297)	1,655
Cumulative effect of accounting change, net of tax	—	—	—	(1,013)	—	(1,013)

Net (loss) income	$(269)	$642	$434	$1,132	$(1,297)	$642

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Supplemental Guarantor Information (continued)

Supplemental Condensed Consolidating Balance Sheet

At December 31, 2006

(in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Assets:
Current assets:
Cash and cash equivalents	$3,699	$—	$—	$1,739	$—	$5,438
Receivables, net	27	2	—	6,310	—	6,339
Inventories, net	—	—	47	2,194	—	2,241
Other	7	—	8	381	—	396

Total current assets	3,733	2	55	10,624	—	14,414

Non-current assets:
Receivables	2	—	—	490	—	492
Inventories, net	—	—	—	2,593	—	2,593
Property, plant and equipment, net	79	—	2	5,047	—	5,128
Intangible assets, net	—	—	70	11,428	—	11,498
Goodwill	4	—	—	12,825	—	12,829
Other	150	1	128	685	—	964
Investments
Investments in associated companies and other investments	93	—	687	10,475	—	11,255
Intragroup investments	44,356	81,312	80,187	17,796	(223,651)	—

Total investments	44,449	81,312	80,874	28,271	(223,651)	11,255

Total non-current assets	44,684	81,313	81,074	61,339	(223,651)	44,759

Total assets	$48,417	$81,315	$81,129	$71,963	$(223,651)	$59,173

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings	$—	$—	$—	$4	$—	$4
Other current liabilities	35	—	1,307	4,994	830	7,166

Total current liabilities	35	—	1,307	4,998	830	7,170
Non-current liabilities:
Borrowings	11,271	—	—	160	—	11,431
Other non-current liabilities	317	1	2,545	6,288	(762)	8,389
Intercompany	15,387	3,775	(5,988)	(13,174)	—	—
Minority interest in subsidiaries	—	—	—	289	—	289
Stockholders’ Equity	21,407	77,539	83,265	73,402	(223,719)	31,894

Total liabilities and stockholders’ equity	$48,417	$81,315	$81,129	$71,963	$(223,651)	$59,173

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

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Supplemental Guarantor Information (continued)

Supplemental Condensed Consolidating Statement of Cash Flows

For the six months ended December 31, 2006

(in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities	$(384)	$68	$(50)	$1,071	$—	$705

Investing and other activities:
Property, plant and equipment	(2)	—	—	(606)	—	(608)
Investments	(14)	—	—	(756)	—	(770)
Proceeds from sale of investments and non-current assets	5	—	50	303	—	358

Net cash (used in) provided by investing activities	(11)	—	50	(1,059)	—	(1,020)

Financing activities:
Borrowings	—	—	—	160	—	160
Repayment of borrowings	—	—	—	(190)	—	(190)
Issuance of shares	—	154	—	19	—	173
Repurchase of shares	—	(59)	—	—	—	(59)
Dividends paid	—	(180)	—	(5)	—	(185)

Net cash (used in) provided by financing activities	—	(85)	—	(16)	—	(101)

Net (decrease) increase in cash and cash equivalents	(395)	(17)	—	(4)	—	(416)
Cash and cash equivalents, beginning of period	4,094	17	—	1,672	—	5,783
Exchange movement on opening cash balance	—	—	—	71	—	71

Cash and cash equivalents, end of period	$3,699	$—	$—	$1,739	$—	$5,438

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Supplemental Guarantor Information (continued)

Supplemental Condensed Consolidating Statement of Cash Flows

For the six months ended December 31, 2005

(in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities	$(3,062)	$1,243	$—	$2,280	$—	$461

Investing and other activities:
Property, plant and equipment	(7)	—	—	(405)	—	(412)
Investments	2	—	—	(1,647)	—	(1,645)
Proceeds from sale of investments and non-current assets	—	—	—	510	—	510

Net cash (used in) provided by investing activities	(5)	—	—	(1,542)	—	(1,547)

Financing activities:
Borrowings	1,133	—	—	16	—	1,149
Repayment of borrowings	—	—	—	(7)	—	(7)
Issuance of shares	—	63	—	10	—	73
Repurchase of shares	—	(1,067)	—	—	—	(1,067)
Dividends paid	—	(237)	—	(4)	—	(241)

Net cash provided by (used in) financing activities	1,133	(1,241)	—	15	—	(93)

Net (decrease) increase in cash and cash equivalents	(1,934)	2	—	753	—	(1,179)
Cash and cash equivalents, beginning of period	4,234	—	—	2,236	—	6,470
Exchange movement on opening cash balance	—	—	—	(48)	—	(48)

Cash and cash equivalents, end of period	$2,300	$2	$—	$2,941	$—	$5,243

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

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of News Corporation and its subsidiaries’ (together “News Corporation” or the “Company”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•	Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as recent developments that have occurred either during fiscal 2007 that the Company believes are important in understanding the results of operations and financial condition or to disclose known trends.

•	Results of Operations—This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2006 and 2005. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•	Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2006 and 2005. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

OVERVIEW OF THE COMPANY’S BUSINESS

The Company is a diversified entertainment company, which manages and reports its businesses in eight segments:

•	Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production of original television programming in the United States and Canada.

•	Television, which principally consists of the operation of 35 full power broadcast television stations, including nine duopolies, in the United States (Of these stations, 25 are affiliated with the FOX network and ten are affiliated with the MyNetworkTV network. Prior to September 2006, nine of the MyNetworkTV stations were affiliated with the UPN network and one was an independent station.), the broadcasting of network programming in the United States and the development, production and broadcasting of television programming in Asia.

•	Cable Network Programming, which principally consists of the licensing and production of programming distributed through cable television systems and direct broadcast satellite operators primarily in the United States.

•	Direct Broadcast Satellite Television (“DBS”), which principally consists of the distribution of premium programming services via satellite directly to subscribers in Italy.

•	Magazines and Inserts, which principally consists of the publication of free standing inserts, which are promotional booklets containing consumer offers distributed through insertion in local Sunday newspapers in the United States, and the provision of in-store marketing products and services, primarily to consumer packaged goods manufacturers, in the United States and Canada.

•	Newspapers, which principally consists of the publication of four national newspapers in the United Kingdom, the publication of more than 110 newspapers in Australia and the publication of a mass circulation, metropolitan morning newspaper in the United States.

•	Book Publishing, which principally consists of the publication of English language books throughout the world.

•	Other, which includes NDS Group plc (“NDS”), a company engaged in the business of supplying open end-to-end digital technology and services to digital pay-television platform operators and content providers; News Outdoor, an advertising business which offers display advertising primarily in outdoor locations throughout Russia and Eastern Europe; Fox Interactive Media (“FIM”), which operates the Company’s Internet activities; and Global Cricket Corporation, which has the exclusive rights to broadcast the Cricket World Cup and other related events through 2007.

Filmed Entertainment

The Filmed Entertainment segment derives revenue from the production and distribution of feature motion pictures and television series. In general, motion pictures produced or acquired for distribution by the Company are exhibited in U.S. and foreign theaters, followed by DVDs, pay-per-view television, premium subscription television, network television and basic cable and syndicated television exploitation. Television series initially produced for the networks and first-run syndication are generally licensed to domestic and international markets concurrently and subsequently typically released in seasonal DVD box sets. More successful series are later syndicated in domestic markets. The length of the revenue cycle for television series will vary depending on the number of seasons a series remains in active production and, therefore, may cause fluctuations in operating results. License fees received for television exhibition (including international and U.S. premium television and basic cable television) are recorded as revenue in the period that licensed films or programs are available for such exhibition, which may cause substantial fluctuations in operating results.

The revenues and operating results of the Filmed Entertainment segment are significantly affected by the timing of the Company’s theatrical and home entertainment releases, the number of its original and returning television series that are aired by television networks and the number of its television series in off-network syndication. Theatrical and home entertainment release dates are determined by several factors, including timing of vacation and holiday periods and competition in the marketplace. The distribution windows for the release of motion pictures theatrically and in various home entertainment formats have been compressing and may continue to change in the future. A reduction in timing between theatrical and home entertainment releases could adversely affect the revenues and operating results of this segment. In seeking to manage its risk, the Company has pursued a strategy of entering into agreements to share the financing of certain films with other parties. The parties to these arrangements include studio and non-studio entities, both domestic and foreign. In several of these agreements, other parties control certain distribution rights.

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

The Company competes with other major studios, such as Disney, Paramount, Sony, Universal, Warner Bros., and independent film producers in the production and distribution of motion pictures and DVDs. As a producer and distributor of television programming, the Company competes with studios, television production groups and independent producers and syndicators, such as Disney, Sony, NBC Universal, Warner Bros. and Paramount Television, to sell programming both domestically and internationally. The Company also competes to obtain creative talent and story properties which are essential to the success of the Company’s filmed entertainment businesses.

In the operation of its businesses, the Company engages the services of writers, directors, actors and others, who are subject to collective bargaining agreements. Work stoppages and/or higher costs in connection with these agreements could adversely impact the Company’s operations.

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

The Company’s cable networks, including the Fox News Channel (“Fox News”), the FX Network (“FX”) and the Regional Sports Networks (“RSNs”), compete for carriage on cable television systems, DBS systems and other distribution systems with other program services, as well as other uses of bandwidth, such as retransmission of free over-the-air broadcast networks, telephony and data transmission. A primary focus of competition is for distribution of the Company’s cable network channels that are not already distributed within a particular cable television or DBS system. For such program services, distributors make decisions on the use of bandwidth based on various considerations, including amounts paid by programmers for launches, subscription fees payable by distributors and appeal to the distributors’ subscribers.

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

The Company has several multi-year sports rights agreements, including contracts with the National Football League (“NFL”) through fiscal 2012, contracts with the National Association of Stock Car Auto Racing (“NASCAR”) for certain races and exclusive rights for certain ancillary content through calendar year 2014, a contract with Major League Baseball (“MLB”) through calendar year 2013, and a contract for the Bowl Championship Series (“BCS”) through calendar year 2010. These contracts provide the Company with the broadcast rights to certain national sporting events during their respective terms. The costs of these sports contracts are charged to expense based on the ratio of each period’s operating profits to estimated total remaining operating profit of the contract.

The profitability of these long-term national sports contracts is based on the Company’s best estimates at December 31, 2006 of directly attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied at December 31, 2006, a loss may be recorded. Should revenues improve as compared to estimated revenues, the Company will have an improved operating profit related to the contract, which will be recognized over the estimated remaining contract term.

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

Direct Broadcast Satellite Television

The DBS segment’s operations consist principally of SKY Italia, which provides premium programming services via satellite directly to subscribers in Italy. SKY Italia derives revenues principally from subscriber fees. The Company believes that the quality and variety of video, audio and interactive programming, quality of picture, access to service, customer service and price are the key elements for gaining and maintaining market share. SKY Italia’s competition includes companies that offer video, audio, interactive programming, telephony, data and other information and entertainment services, including broadband Internet providers, digital terrestrial transmission (“DTT”) services, wireless companies and companies that are developing new technologies.

During fiscal 2005, competitive DTT services in Italy expanded to include pay-per-view offering of soccer games previously available exclusively on the SKY Italia platform. The Company is currently prohibited from providing a pay DTT service under regulations of the European Commission. In addition, the Italian government previously offered a subsidy on the purchase of DTT decoders.

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

The Newspapers segment’s advertising volume, circulation and the price of newsprint are the key uncertainties whose fluctuations can have a material effect on the Company’s operating results and cash flow. The Company has to anticipate the level of advertising volume, circulation and newsprint prices in managing its businesses to maximize operating profit during expanding and contracting economic cycles. Newsprint is a basic commodity and its price is sensitive to the balance of supply and demand. The Company’s costs and expenses are affected by the cyclical increases and decreases in the price of newsprint. The newspapers published by the Company compete for readership and advertising with local and national newspapers and also compete with television, radio, Internet and other media alternatives in their respective locales. Competition for newspaper circulation is based on the news and editorial content of the newspaper, cover price and, from time to time, various promotions. The success of the newspapers published by the Company in competing with other newspapers and media for advertising depends upon advertisers’ judgments as to the most effective use of their advertising budgets. Competition for advertising among newspapers is based upon circulation levels, readership levels, reader demographics, advertising rates and advertiser results. Such judgments are based on factors, such as cost, availability of alternative media, circulation and quality of readership demographics.

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

In September 2006, the Company and VeriSign, Inc. (“VeriSign”) announced a joint venture to form a new provider of mobile entertainment. The transaction closed in January 2007, and the Company paid approximately $188 million for a controlling interest in VeriSign’s wholly-owned subsidiary, Jamba, which was combined with the Company’s Fox Mobile Entertainment assets.

Share Exchange Agreement

On December 22, 2006, the Company signed a share exchange agreement (the “Share Exchange Agreement”) with Liberty Media Corporation (“Liberty”). Under the terms of the transaction, Liberty will exchange its entire economic position in the Company (approximately 325 million shares and 188 million shares of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”), and Class B common stock, par value $0.01 per share (“Class B Common Stock”), respectively) for 100% of a News Corporation subsidiary (“Splitco”), whose holdings will consist of an approximately 38% interest (approximately 470 million shares) in The DIRECTV Group, Inc. (“DIRECTV”) constituting the Company’s entire interest in DIRECTV, three of the Company’s Regional Sports Networks (FSN Northwest, FSN Pittsburgh and FSN Rocky Mountain (the “Three RSNs”)) and $550 million in cash, subject to adjustment.

The transaction contemplated by the Share Exchange Agreement is subject to customary closing conditions, including, among other things, regulatory approvals, the receipt of a ruling from the Internal Revenue Service, approval by the affirmative vote of a majority of the Class B Common Stock, other than the shares owned by Liberty and its associates and by Mr. K. Rupert Murdoch, the Murdoch Family Trust and Cruden Financial Services LLC (collectively the “Murdoch Interests”) and the absence of a material adverse effect on Splitco. If approved, the transaction is expected to be completed in the second half of calendar 2007.

Pursuant to the Share Exchange Agreement, the Company must pay to Liberty a termination fee of $100 million in cash if the Share Exchange Agreement is terminated by either the Company or Liberty due to the failure by the Company to obtain the affirmative vote of a majority of the votes cast by holders of the Class B Common Stock, other than by Liberty and its associates and the Murdoch Interests; provided that the board of directors of the Company (the “Board”) does not change its recommendation to stockholders to vote in favor of the Share Exchange Agreement. The Company must pay to Liberty a termination fee of $300 million in circumstances in which the Share Exchange Agreement is terminated by Liberty following a change in recommendation by the Board.

The Company will enter into a non-competition agreement with DIRECTV and non-competition agreements with each of the Three RSNs, in each case, restricting its right to compete for a period of four years with DIRECTV and the Three RSNs in the respective regions in which such entities are operating on the date the Share Exchange Agreement is consummated.

RESULTS OF OPERATIONS

Results of Operations—For the three and six months ended December 31, 2006 versus the three and six months ended December 31, 2005.

The following table sets forth the Company’s operating results for the three and six months ended December 31, 2006, as compared to the three and six months ended December 31, 2005.

	For the three months ended December 31,			For the six months ended December 31,
	2006	2005	% Change	2006	2005	% Change
	(in millions, except % and per share amounts)
Revenues	$7,844	$6,665	18%	$13,758	$12,347	11%
Expenses:
Operating	5,335	4,471	19%	9,085	8,110	12%
Selling, general and administrative	1,153	978	18%	2,255	1,937	16%
Depreciation and amortization	206	197	5%	413	372	11%
Other operating charges	6	99	(94)%	10	99	(90)%

Total operating income	$1,144	$920	24%	$1,995	$1,829	9%

Interest expense, net	(140)	(141)	(1)%	(265)	(269)	(1)%
Equity earnings of affiliates	249	160	56%	492	346	42%
Other, net	18	62	(71)%	446	73	* *

Income from continuing operations before income tax expense and minority interest in subsidiaries	1,271	1,001	27%	$2,668	$1,979	35%
Income tax expense	(431)	(292)	48%	(969)	(674)	44%
Minority interest in subsidiaries, net of tax	(18)	(15)	20%	(34)	(31)	10%

Income from continuing operations	822	694	18%	1,665	1,274	31%
Gain on disposition of discontinued operations, net of tax	—	381	* *	—	381	* *

Income before cumulative effect of accounting change	822	1,075	(24)%	1,665	1,655	1%
Cumulative effect of accounting change, net of tax	—	—	* *	—	(1,013)	* *

Net income	$822	$1,075	(24)%	$1,665	$642	* *

Diluted earnings per share from continuing operations (1)	$0.26	$0.21	24%	$0.52	$0.39	33%

**	not meaningful
(1)	Represents earnings per share based on the total weighted average shares outstanding (Class A Common Stock and Class B Common Stock combined) for the three and six months ended December 31, 2006 and 2005. Class A Common Stock carry rights to a greater dividend than Class B Common Stock through fiscal 2007. As such, net income available to the Company’s stockholders is allocated between the Company’s two classes of common stock, Class A Common Stock and Class B Common Stock. Subsequent to the final fiscal 2007 dividend payment, shares of Class A Common Stock will cease to carry any rights to a greater dividend than shares of Class B Common Stock. See Note 15 Earnings Per Share.

Overview—The Company’s revenues increased 18% and 11%, for the three and six months ended December 31, 2006, respectively, as compared to the corresponding periods of fiscal 2006. The increases for the three and six months ended December 31, 2006 were primarily due to revenue increases at the Filmed Entertainment, Direct Broadcast Satellite Television, Cable Network Programming, Newspapers and Other segments.

Operating expenses for the three and six months ended December 31, 2006 increased approximately 19% and 12%, respectively, from the corresponding period of fiscal 2006. The increases were primarily due to higher theatrical releasing costs, higher home entertainment manufacturing and marketing expenses and higher amortization of production and participation costs. Also contributing to increases in operating expenses was higher sports rights amortization.

Selling, general and administrative expenses increased 18% and 16% for the three and six months ended December 31, 2006, respectively, from the corresponding periods of fiscal 2006. The increases for the three and six months ended December 31, 2006 were primarily due to increases caused by higher employee costs, higher costs related to Internet initiatives and the impact of the acquisitions at FIM in the corresponding prior periods of fiscal 2006. Depreciation and Amortization for the three and six months ended December 31, 2006 increased 5% and 11%, respectively, primarily resulting from incremental expenses from fiscal 2006 acquisitions and additional plant and equipment placed into service.

During the three and six months ended December 31, 2006, Operating income increased 24% and 9%, respectively, from the corresponding periods of fiscal 2006. The increases in Operating income were primarily a result of the $99 million redundancy provision recorded in the second quarter of fiscal 2006 at the Newspapers segment. During the three and six months ended December 31, 2006, the Company recorded an additional redundancy provision of $6 million and $10 million, respectively. Also contributing to increases in Operating income were increased operating results in the Filmed Entertainment, Cable Network Programming and Direct Broadcast Satellite Television segments. These increases were partially offset by operating result decreases at the Television, Book Publishing and Other segments.

Interest expense, net—Interest expense, net, decreased $1 million and $4 million for the three and six months ended December 31, 2006, respectively, as compared to the corresponding periods of fiscal 2006. The decrease in interest expense, net was primarily due to higher interest income as a result of higher cash balances during the period. The increases in interest income were partially offset by increased interest expense due to the issuance of $1.15 billion in 6.4% Senior Notes due 2035 in December 2005.

Equity earnings of affiliates—Net earnings from equity affiliates for the three and six months ended December 31, 2006 increased $89 million and $146 million, respectively, as compared to the corresponding periods of fiscal 2006. These improvements were primarily due to increased contributions from DIRECTV, reflecting subscriber growth and higher pricing, as well as lower expenses resulting from DIRECTV’s set-top receiver lease program.

	For the three months ended December 31,			For the six months ended December 31,
	2006	2005	% Change	2006	2005	% Change
	(in millions, except %)
British Sky Broadcasting Group plc	$90	$86	5%	$172	$186	(8)%
The DIRECTV Group, Inc.	114	19	* *	230	28	* *
Other DBS equity affiliates	(2)	6	* *	7	35	(80)%
Cable channel equity affiliates	23	26	(12)%	44	43	2%
Other equity affiliates	24	23	4%	39	54	(28)%

Total equity earnings of affiliates	$249	$160	56%	$492	$346	42%

**	not meaningful

Other, net—Other, net consisted of the following:

	For the three months ended December 31,		For the six months ended December 31,
	2006	2005	2006	2005
	(in millions)		(in millions)
Gain on the sale of Sky Brasil (a)	$—	$—	$261	$—
Gain on the sale of Phoenix Satellite Television Holdings Limited (a)	—	—	136	—
Gain on the sale of China Netcom (a)	—	—	—	52
Change in fair value of exchangeable securities (b)	30	68	68	27
Other	(12)	(6)	(19)	(6)

Total Other, net	$18	$62	$446	$73

(a)	See Note 5—Investments.
(b)	The Company has certain outstanding exchangeable debt securities which contain embedded derivatives. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), these embedded derivatives require separate accounting and, as such, changes in their fair value are recognized in Other, net. A significant variance in the price of underlying stock could have a material impact on the operating results of the Company.

Income tax expense—The effective tax rate for the three and six months ended December 31, 2006 was 34% and 36%, respectively, which were higher than the corresponding periods of fiscal 2006 due to the effect of the American Jobs Creation Act of 2004 on the fiscal 2006 effective tax rates. The effective tax rate for the six months ended December 31, 2006 was higher than the U.S. statutory rate primarily due to foreign and state income taxes.

Gain on disposition of discontinued operations, net of tax—In October 2005, the Company sold its TSL Education Ltd. division (“TSL”), which included The Times Educational Supplement and other newspapers, magazines, websites and exhibitions aimed at teachers and education professionals in the United Kingdom, for cash consideration of approximately $395 million. In connection with this transaction, the Company recorded a gain of $381 million, net of tax of $0.

The provision for income taxes reported in discontinued operations of $0 differs from the amount computed using the U.S. statutory income tax rate, due to the tax being offset by a release of a valuation allowance that was applied to an existing deferred tax asset established for capital losses, which because of the TSL transaction can now be utilized. Therefore there is no resulting tax liability.

Cumulative effect of accounting change, net of tax—Effective July 1, 2005, the Company adopted Emerging Issues Task Force Topic No. D-108, "Use of the Residual Method to Value Acquired Assets Other Than Goodwill” (“D-108”). D-108 requires companies who have applied the residual value method in the valuation of acquired identifiable intangibles for purchase accounting and impairment testing to now use a direct value method. As required, as a result of the adoption, the Company recorded a charge of $1.6 billion ($1 billion net of tax, or ($0.32) per diluted share of Class A Common Stock and ($0.27) per diluted share of Class B Common Stock) to reduce the intangible balances attributable to its television stations' FCC licenses. This charge has been reflected as a cumulative effect of accounting change, net of tax in the consolidated statement of operations.

Net income—Net Income for the three months ended December 31, 2006 decreased $253 million, as compared to the corresponding period of fiscal 2006, primarily due to the gain on the sale of TSL noted above in the corresponding period of fiscal 2006. For the six months ended December 31, 2006 the Company’s net income increased $1,023 million as compared to the corresponding period of fiscal 2006. The increase in net income the six months ended December 31, 2006 primarily reflects the absence of the cumulative effect of accounting change recognized in the corresponding period of fiscal 2006 and increases in Other, net in the six months ended December 31, 2006. The increase in net income in the six months ended December 31, 2006 was partially offset by the effect of the gain on sale of TSL during the second quarter of fiscal 2006, with no corresponding gain in fiscal 2007.

Segment Analysis:

The following table sets forth the Company’s revenues and operating income by segment, for the three and six months ended December 31, 2006, as compared to the three and six months ended December 31, 2005.

	For the three months ended December 31,			For the six months ended December 31,
	2006	2005	% Change	2006	2005	% Change
	(in millions, except %)
Revenues:
Filmed Entertainment	$2,265	$1,607	41%	$3,478	$3,026	15%
Television	1,600	1,596	—	2,703	2,644	2%
Cable Network Programming	920	810	14%	1,809	1,585	14%
Direct Broadcast Satellite Television	764	620	23%	1,386	1,118	24%
Magazines and Inserts	266	265	—	541	532	2%
Newspapers	1,118	1,010	11%	2,167	2,022	7%
Book Publishing	393	390	1%	761	781	(3)%
Other	518	367	41%	913	639	43%

Total revenues	$7,844	$6,665	18%	$13,758	$12,347	11%

Operating income (loss):
Filmed Entertainment	$470	$299	57%	$709	$667	6%
Television	112	183	(39)%	304	343	(11)%
Cable Network Programming	275	262	5%	524	459	14%
Direct Broadcast Satellite Television	(12)	(53)	(77)%	(25)	(114)	(78)%
Magazines and Inserts	74	76	(3)%	152	152	—
Newspapers	170	69	* *	294	194	52%
Book Publishing	54	77	(30)%	109	147	(26)%
Other	1	7	(86)%	(72)	(19)	* *

Total operating income (loss)	$1,144	$920	24%	$1,995	$1,829	9%

**	not meaningful

Filmed Entertainment (25% of the Company’s consolidated revenues in the first six months of fiscal 2007 and 2006)

For the three and six months ended December 31, 2006, revenues at the Filmed Entertainment segment increased $658 million, or 41%, and $452 million, or 15%, respectively, as compared with the corresponding periods of fiscal 2006, primarily due to increased worldwide theatrical and home entertainment revenues. The worldwide theatrical revenue increase was driven by the strong performances from Borat: Cultural Learnings of America for Make Benefit Glorious Nation of Kazakhstan, Night at the Museum and Eragon, as well as continued international theatrical contributions from The Devil Wears Prada. The second quarter of fiscal 2006 included the domestic theatrical releases of Cheaper by the Dozen 2, The Family Stone and Walk the Line. The increase in home entertainment revenues was primarily driven by the worldwide home entertainment releases of Ice Age: The Meltdown and X-Men: The Last Stand and the domestic home entertainment release of The Devil Wears Prada and Little Miss Sunshine. Also contributing to the increase in home entertainment revenue was an increase from the sale and distribution of television titles such as 24 and Prison Break. The corresponding periods of fiscal 2006 included the worldwide home entertainment releases of Fantastic Four, Kingdom of Heaven and two distribution releases, Star Wars Episode III: Revenge of the Sith and Mr. & Mrs. Smith. Syndication revenues were lower compared to the first six months of fiscal 2006 because the corresponding period of the prior fiscal year included the domestic syndication of The X-Files and initial domestic cable availability of Dharma and Greg with no comparable syndication revenues in the first six months of fiscal 2007. Home entertainment revenues generated from the sale and distribution of film and television titles in the three months ended December 31, 2006 were 76% and 24%, respectively, of total home entertainment revenues and 75% and 25%, respectively, in the six months ended December 31, 2006.

For the three and six months ended December 31, 2006, the Filmed Entertainment segment Operating income increased $171 million, or 57%, and $42 million, or 6%, respectively, as compared to the corresponding periods of fiscal 2006. These increases were due to higher worldwide theatrical and home entertainment revenues, as noted above, partially offset by higher theatrical releasing costs, higher home entertainment manufacturing and marketing expenses and higher amortization of production and participation costs directly associated with the increase in revenues noted above.

Television (20% and 21% of the Company’s consolidated revenues in the first six months of fiscal 2007 and 2006, respectively)

Revenues for the three months ended December 31, 2006 at the Company’s Television segment were substantially consistent with the corresponding period of fiscal 2006. For the six months ended December 31, 2006, the Television segment reported a revenue increase of $59 million, or 2%, as compared to the corresponding period of fiscal 2006. For the three and six months ended December 31, 2006, the Television segment reported Operating income decreases of $71 million, or 39%, and $39 million, or 11%, respectively, from the corresponding periods of fiscal 2006.

Revenues at the Company’s U.S. television operations increased 2% and 5% for the three and six months ended December 31, 2006, respectively, as compared to the corresponding periods of fiscal 2006. The increases were primarily due to increases in NFL advertising revenue as a result of higher NFL ratings and higher pricing. Also contributing to the increases were higher political advertising revenues at the Company’s television stations as a result of higher spending resulting from the November 2006 elections. These increases were partially offset by lower prime-time advertising revenue as a result of lower ratings in fiscal 2007. Operating income at the Company’s U.S. television operations for the three and six months ended December 31, 2006 decreased approximately 39% and 10%, respectively, from the corresponding periods of fiscal 2006. The decreases in Operating income were primarily due to weak ratings for the MLB post-season and higher sports programming costs related to the new NFL contract. Also contributing to the decrease in Operating income were costs for MyNetworkTV which was launched in September 2006, with no comparable expenses in the corresponding periods of fiscal 2006.

Revenues for the three and six months ended December 31, 2006, at the Company’s international television operations decreased over the corresponding periods of fiscal 2006. These decreases were primarily due to decreased advertising revenues from India, as the corresponding periods of the prior year included the broadcast of Kaun Banega Crorepati 2, India’s version of Who Wants to Be a Millionaire, which did not begin broadcasting until January 2007 during the current fiscal year. These decreases were partially offset by growth in subscription revenue. Operating income at the Company’s international television operations decreases for the three and six months ended December 31, 2006 over the corresponding periods of fiscal 2006, primarily due to the revenue decreases noted above, as well as higher operating costs.

Cable Network Programming (13% of the Company’s consolidated revenues in the first six months of fiscal 2007 and 2006)

For the three and six months ended December 31, 2006 revenues for the Cable Network Programming segment increased $110 million, or 14% and $224 million, or 14%, respectively, as compared to the corresponding periods of fiscal 2006. For the three months ended December 31, 2006, Fox News, FX and the RSNs’ revenues increased 17%, 6% and 11%, respectively, from the corresponding period of fiscal 2006. For the six months ended December 31, 2006, Fox News, FX and the RSNs’ revenues increased 15%, 9% and 13%, respectively, from the corresponding period of fiscal 2006.

Fox News’ affiliate revenues increased 34% and 22% for the three and six months ended December 31, 2006, respectively, primarily driven by lower cable distribution amortization, higher pricing and additional subscribers. In addition, revenues from licensing fees contributed to the increase from the corresponding periods of fiscal 2006. As of December 31, 2006, Fox News reached approximately 91 million Nielsen households.

FX’s advertising revenues increased 3% and 8% for the three and six months ended December 31, 2006, respectively, as compared to the corresponding periods of fiscal 2006. These increases were a result of higher pricing and additional commercial spots sold. For the three and six months ended December 31, 2006, affiliate revenues increased 7% and 8%, respectively, as compared to the corresponding periods of fiscal 2006. The increases in affiliate revenues were a result of an increase in the average rate per subscriber and the number of subscribers. As of December 31, 2006, FX reached approximately 90 million Nielsen households.

RSNs’ advertising revenues increased 11% and 9% for the three and six months ended December 31, 2006, respectively, as compared to the corresponding periods of fiscal 2006, primarily due to higher rates and a higher number of subscribers including those from the acquisition of the SportSouth RSN in May 2006. During the three and six months ended December 31, 2006, affiliate revenues increased 11% and 13%, respectively, as compared to the corresponding periods of fiscal 2006, due to the acquisition of the SportSouth RSN.

The Cable Network Programming segment Operating income increased $13 million, or 5%, and $65 million, or 14%, for the three and six months ended December 31, 2006, respectively, as compared to the corresponding periods of fiscal 2006. These improvements were primarily driven by the revenue increases noted above, partially offset by increased programming and rights costs due to an increase in the number of professional and collegiate games taking place in the current fiscal year periods as compared to the corresponding periods of the prior fiscal year. The revenue gains were also offset by marketing costs for a new original series.

Direct Broadcast Satellite Television (10% and 9% of the Company’s consolidated revenues in the first six months of fiscal 2007 and 2006, respectively)

For the three and six months ended December 31, 2006, SKY Italia revenues increased $144 million, or 23%, and $268 million, or 24%, respectively, as compared to the corresponding periods of fiscal 2006. This revenue growth was primarily driven by an increase of approximately 432,000 subscribers over the twelve months ended December 31, 2006. During the second quarter of fiscal 2007, SKY Italia added approximately 200,000 net subscribers, which resulted in SKY Italia’s subscriber base totaling more than 4.0 million at December 31, 2006. The total churn in the second quarter of fiscal 2007 was approximately 102,000 subscribers on an average subscriber base of approximately 3.9 million, as compared to churn of approximately 70,000 subscribers on an average subscriber base of approximately 3.5 million in the corresponding period of fiscal 2006. The total churn for the six months ended December 31, 2006 was approximately 249,000 subscribers on an average subscriber base of approximately 3.9 million, as compared to churn of approximately 186,000 subscribers on an average subscriber base of approximately 3.5 million in the corresponding period of fiscal 2006. Subscriber churn for the period represents the number of SKY Italia subscribers whose service was disconnected during the period.

Average revenue per subscriber (“ARPU”) for the three and six months ended December 31, 2006 was approximately €45 and approximately €41, respectively, which is consistent with the ARPU for the corresponding periods of fiscal 2006. SKY Italia calculates ARPU by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue for the period. Average subscribers are calculated for the period by adding the beginning and ending subscribers for the period and dividing by two.

Subscriber acquisition costs per subscriber (“SAC”) of approximately €260 in the second quarter of fiscal 2007 declined slightly as compared to the corresponding period of fiscal 2006, driven by lower marketing on a per addition basis. The lower marketing cost per addition was the result of aggregate marketing cost remaining flat combined with an increase in the number of gross additions in the current quarter. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross SKY Italia subscriber acquisitions during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly by SKY Italia to subscribers and the costs related to installation and acquisition advertising, net of any upfront activation fee. SKY Italia excludes the value of equipment capitalized under SKY Italia’s equipment lease program, as well as payments and the value of returned equipment related to disconnected lease program subscribers from subscriber acquisition costs.

During the three months ended December 31, 2006, the weakening of the U.S. dollar resulted in increases of approximately 8% in both revenues and operating income as compared to the corresponding period of fiscal 2006. The weakening of the U.S. dollar resulted in increases of approximately 6% in both revenues and operating income for the six months ended December 31, 2006, as compared to the corresponding period of fiscal 2006.

For the three and six months ended December 31, 2006, operating results at SKY Italia improved by $41 million, or 77%, and $89 million, or 78%, respectively, as compared to the corresponding periods of fiscal 2006. The improvements in fiscal 2007 are primarily due to the revenue increases noted above, partially offset by higher programming costs due to the increased subscriber base, as well as higher sports rights amortization.

Magazines and Inserts (4% of the Company’s consolidated revenues in the first six months of fiscal 2007 and 2006)

For the three months ended December 31, 2006, revenues at the Magazines and Inserts segment were consistent as compared to the corresponding period of fiscal 2006. For the six months ended December 31, 2006, revenues at the Magazines and Inserts segment increased $9 million, or 2%, as compared to the corresponding period of fiscal 2006, primarily due to higher demand for in-store marketing products. These increases were partially offset by lower rates on the Company’s free-standing inserts product.

Operating income for the three months ended December 31, 2006 decreased $2 million, or 3% as compared to the corresponding period of fiscal 2006. The decrease was primarily due to the impact of lower free-standing inserts rates and higher selling and general and administrative expenses, partially offset by the impact of in-store volume increases. Operating income for the six months ended December 31, 2006 was consistent with that of the corresponding period of fiscal 2006.

Newspapers (16% of the Company’s consolidated revenues in the first six months of fiscal 2007 and 2006)

For the three and six months ended December 31, 2006, revenues at the Newspapers segment increased $108 million, or 11% and $145 million, or 7%, respectively, as compared to the corresponding periods of fiscal 2006. Operating income increased $101 million and $100 million, for the three and six months ended December 31, 2006, respectively, as compared to the corresponding periods of fiscal 2006 primarily as a result of a higher redundancy provision recorded in the second quarter of fiscal 2006. During the three and six months ended December 31, 2005, the Company recorded a redundancy provision of approximately $99 million as compared with the $6 million and $10 million redundancy provision recorded in the corresponding current fiscal year periods, respectively. During the three months ended December 31, 2006, the weakening of the U.S. dollar resulted in increases of approximately 6% in both revenues and operating income as compared to the corresponding period of fiscal 2006. The weakening of the U.S. dollar resulted in increases of approximately 4% and 3% in revenues and operating income, respectively, for the six months ended December 31, 2006 as compared to the corresponding period of fiscal 2006.

For the three and six months ended December 31, 2006, U.K. newspapers’ revenues increased 15% and 11%, respectively, as compared to the corresponding periods of fiscal 2006. Circulation revenues increased over the corresponding periods of fiscal 2006 due to cover price increases, partially offset by lower circulation. For the three and six months ended December 31, 2006 advertising revenues increased primarily as a result of higher color display revenue, partially offset by lower classified revenues. Lower mono display revenues partially offset advertising revenue increases in the six months ended December 31, 2006. Operating income increased for the three and six months ended December 31, 2006, as compared to the corresponding periods of fiscal 2006 primarily due to the initial inclusion of the redundancy provision in the corresponding periods of fiscal 2006. Also contributing to the increases were the revenue increases noted above which were partially offset by initial operating costs associated with the start up of a consumer magazine division and the launch of a free London newspaper as well as higher newsprint costs.

For the three and six months ended December 31, 2006, Australian newspapers’ revenue increased 5% and 3%, respectively, as compared to the corresponding periods of fiscal 2006, primarily resulting from increases in advertising revenues along with higher circulation revenues from cover price increases and the favorable foreign exchange movements. Operating income decreased 1% and 2% for the three and six months ended December 31, 2006, respectively, as compared to the corresponding periods in fiscal 2006. These decreases were primarily due to increased newsprint and employee costs, which were partially offset by the revenue increases noted above.

Book Publishing (5% and 6% of the Company’s consolidated revenues in the first six months of fiscal 2007 and 2006, respectively)

For the three months ended December 31, 2006, revenues at the Book Publishing segment increased by $3 million, or 1%, from the corresponding period of fiscal 2006 due to higher sales volumes of front-list titles during the 2006 holiday season, partially offset by lower revenues from the successful children’s title The Chronicles of Narnia series in the corresponding period of fiscal 2006. For the six months ended December 31, 2006, revenues at the Book Publishing segment decreased by $20 million, or 3%, from the corresponding period of fiscal 2006, due to lower distribution revenues earned on the release of the latest Harry Potter series book published by Scholastic in fiscal 2006 and lower revenues from children’s titles. During the three months ended December 31, 2006, HarperCollins had 39 titles on The New York Times Bestseller list, with four titles reaching the number one position. During the six months ended December 31, 2006, HarperCollins had 60 titles on The New York Times Bestseller list, with four titles reaching the number one position.

Operating income for the three and six months ended December 31, 2006 decreased $23 million, or 30%, and $38 million, or 26%, from the corresponding periods of fiscal 2006, respectively. Decreases in Operating income were due to lower sales of the profitable The Chronicles of Narnia which were included in the corresponding periods of fiscal 2006, as well as a higher provision for bad debt due to the bankruptcy filing of a major distributor in December 2006.

Other (7% and 5% of the Company’s consolidated revenues in the first six months of fiscal 2007 and 2006, respectively)

For the three and six months ended December, 31, 2006, revenues at the Other operating segment increased $151 million, or 41%, and $274 million, or 43%, respectively, as compared to the corresponding periods of fiscal 2006. The increases during the three months ended December 31, 2006 were primarily driven by an increase in the number of active users and higher advertising revenues from FIM’s Internet sites. Also contributing to the revenue increase was Global Cricket Corporation’s (“GCC”) sale of the broadcast and sponsorship rights of the International Cricket Council (“ICC’) Champions Trophy with no comparable event in the corresponding period of the prior fiscal year. In addition to the items noted above, the revenue increase during the six months ended December 31, 2006 was also driven by incremental revenues from acquisitions by FIM in October 2005. Operating results for the three and six months ended December 31, 2006 decreased $6 million and $53 million, respectively, as compared to the corresponding periods of fiscal 2006. These decreases reflect incremental expenses from the acquisitions by FIM, higher sports rights amortization and production expenses of the ICC Champions Trophy, higher employee costs and higher costs related to Internet initiatives.

Liquidity and Capital Resources

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds; however, the Company has access to the worldwide capital markets, a $1.75 billion revolving credit facility and various film financing alternatives to supplement its cash flows. The availability under the revolving credit facility as of December 31, 2006 was reduced by letters of credit issued which totaled approximately $118 million. Also, as of December 31, 2006, the Company had consolidated cash and cash equivalents of approximately $5.4 billion. The Company believes that cash flows from operations will be adequate for the Company to conduct its operations. The Company’s internally generated funds are highly dependent upon the state of the advertising market and public acceptance of film and television products. Any significant decline in the advertising market or the performance of the Company’s films could adversely impact its cash flows from operations which could require the Company to seek other sources of funds including proceeds from the sale of certain assets or other alternative sources.

The principal uses of cash that affect the Company’s liquidity position include the following: investments in the production and distribution of new feature films and television programs; the acquisition of and payments under programming rights for entertainment and sports programming; paper purchases; operational expenditures; capital expenditures; interest payments; income tax payments; investments in associated entities; dividends; acquisitions and stock repurchases.

Sources and uses of cash

Net cash provided by operating activities for the six months ended December 31, 2006 and 2005 is as follows (in millions):

For the six months ended December 31,	2006	2005
Net cash provided by operating activities	$705	$461

The increase in net cash provided by operating activities during the six months ended December 31, 2006 as compared to the corresponding period of fiscal 2006 reflects lower production spending and higher home entertainment receipts at the Filmed Entertainment segment and lower sports rights payments.

Net cash used in investing activities for the six months ended December 31, 2006 and 2005 is as follows (in millions):

For the six months ended December 31,	2006	2005
Property, plant and equipment, net of acquisitions	$(608)	$(412)
Acquisitions, net of cash acquired	(292)	(1,576)
Investments in equity affiliates	(181)	(29)
Other investments	(297)	(40)
Proceeds from sale of investments and other non-current assets	358	115
Proceeds from disposition of discontinued operations	—	395

Net cash used in investing activities	$(1,020)	$(1,547)

Cash used in investing activities was lower than the corresponding period of the prior fiscal year primarily due to a reduction in the total net cash used for both acquisitions and investments. Partially offsetting this improvement were higher capital expenditures and lower total proceeds received from the disposition of discontinued operations and the sale of investments and other non-current assets.

The net cash used for acquisition activities for the six months ended December 31, 2006 primarily consisted of the acquisition of TGRT, a national, general interest broadcast television station in Turkey for approximately $103 million and NDS’s acquisition of Jungo Limited, a developer and supplier of residential gateway devices, for approximately $77 million. The net cash used for acquisition activities for the six months ended December 31, 2005 primarily consisted of the acquisitions of Intermix Media, Inc. for approximately $650 million and IGN Entertainment, Inc. for approximately $620 million.

The cash used for investments for the six months ended December 31, 2006 primarily consisted of an approximate $299 million investment in John Fairfax Holdings, Ltd., an Australian newspaper publisher, and $154 million paid for investments in NGC International and NGC UK with no comparable investments in the corresponding prior fiscal year period.

Proceeds from the sale of investments and other non-current assets for the six months ended December 31, 2006 primarily related to the sale of land in the Seaport District of Boston, Massachusetts for $202 million and from the sale of a portion of the Company’s equity investment in Phoenix Satellite Television Holdings Limited for approximately $164 million. Proceeds from the sale of investments and other non-current assets for the six months ended December 31, 2005 primarily represented cash received from the sale of China Netcom of approximately $112 million.

The increase in capital expenditures was primarily due to the Company’s continued investment in new printing plants in the United Kingdom and Australia.

The cash used in investing activities during the six months ended December 31, 2005 was partially offset by proceeds received from the disposition of discontinued operations as the Company sold its TSL Education Ltd. division for approximately $395 million in cash consideration in October 2005.

Net cash used in financing activities for the six months ended December 31, 2006 and 2005 was as follows (in millions):

For the six months ended December 31,	2006	2005
Borrowings	$160	$1,149
Repayment of borrowings	(190)	(7)
Issuance of shares	173	73
Repurchase of shares	(59)	(1,067)
Dividends paid	(185)	(241)

Net cash used in financing activities	$(101)	$(93)

The increase in net cash used in financing activities during the six months ended December 31, 2006 was primarily due to a decrease in net borrowings of $1,172 million as compared to the first half of fiscal 2006 offset by a decrease in stock repurchases of $1,008 million. In December 2005, the Company issued approximately $1,150 million of 6.40% Senior Notes due 2035. The Company received proceeds of $1,133 million on the issuance of this debt, net of expenses. During the six months ended December 31, 2006, the Company repurchased 3.2 million shares for approximately $59 million as compared to repurchases of 68.7 million shares for approximately $1.1 billion in the six months ended December 31, 2005.

Debt Instruments

For the six months ended December 31,	2006	2005
	(in millions)
Borrowings
RZB loan	$160	$—
Notes due 2035	—	1,133
All other	—	16

Total borrowings	$160	$1,149

Repayments of borrowings
EBRD loan	$(154)	$—
All other	(36)	(7)

Total repayments of borrowings	$(190)	$(7)

Other

The Company’s $200 million 8.50% Senior Debenture due February 2025 may be put, at the option of the holder, to the Company in February 2007. The election period expired January 24, 2007 and none of the holders have exercised their option.

Stock Repurchase Program

On June 13, 2005, the Company announced that its Board of Directors (the “Board”) approved a stock repurchase program, under which the Company was authorized to acquire up to an aggregate of $3.0 billion in Class A Common Stock and Class B Common Stock. In May 2006, the Company announced that the Board authorized increasing the total amount of the stock repurchase program to $6.0 billion.

Ratings of the Public Debt

The table below summarizes the Company’s credit ratings as of December 31, 2006.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa2	Stable
Standard & Poor’s	BBB	*

*	In December 2006, as a result of the announcement of the signing of the Share Exchange Agreement, Standard & Poors placed its ratings on the Company on CreditWatch with positive implications.

Revolving Credit Agreement

On June 27, 2003, News America Incorporated (“NAI”), an indirect wholly -owned subsidiary of the Company, entered into a $1.75 billion Five Year Credit Agreement (the “Credit Agreement”) with Citibank N.A., as administrative agent, JP Morgan Chase Bank, as syndication agent, and the lenders named therein. News Corporation, FEG Holdings, Inc., Fox Entertainment Group, Inc., News America Marketing FSI, L.L.C., News Publishing Australia Limited and News Australia Holdings Pty Limited are guarantors (the “Guarantors”) under the Credit Agreement. The Credit Agreement provides a $1.75 billion revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit, and expires on June 30, 2008. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the Credit Agreement include the requirement that the Company maintain specific gearing and interest coverage ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.15% regardless of facility usage. The Company pays interest of a margin over LIBOR for borrowings and a letter of credit fee of 0.60%. The Company is subject to additional fees of 0.125% if borrowings under the facility exceed 25% of the committed facility. The interest and fees are based on the Company’s current debt rating. At December 31, 2006, letters of credit representing $118 million were issued under the Credit Agreement.

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

In October 2006, the Company entered into an eight year agreement with Nielsen Media Research (“Nielsen”) under which Nielsen will provide audience measurement services for 49 of the Company’s subsidiaries and affiliates.

Guarantees

The Company had guaranteed a transponder lease for Sky Brasil, an equity affiliate of the Company. The Company also guaranteed $210 million of the obligation of Sky Brasil under a credit agreement. Upon the closing of the sale of Sky Brasil in the first quarter of fiscal 2007, the Company was released from the transponder lease and was released from the credit agreement guarantee in January 2007.

Contingencies

The Company is party to several purchase and sale arrangements, which become exercisable over the next ten years by the Company or the counter-party to the agreement. Total contingent receipts/payments under these agreements (including cash and stock) have not been included in the Company's financial statements. In the next twelve months none of these arrangements that become exercisable are material.

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

Foreign Currency Exchange Rates

The Company conducts operations in four principal currencies: the U.S. dollar; the British pound sterling; the Euro and the Australian dollar. These currencies operate as the functional currency for the Company’s U.S., European (including the U.K.), and Australian operations, respectively. Cash is managed centrally within each of the four regions with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, drawdowns in the appropriate local currency are available either under the Credit Agreement or from intercompany borrowings. Since earnings of the Company’s Australian and European (including the U.K.) operations are expected to be reinvested in those businesses indefinitely, the Company does not hedge its investment in the net assets of those foreign operations.

At December 31, 2006, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $149 million (including the Company’s non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $18 million at December 31, 2006.

Interest Rates

The Company’s current financing arrangements and facilities include $11 billion of outstanding debt with fixed interest and the Credit Agreement, which carries variable interest. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair value of such debt, while a change in the interest rate of variable rate debt will impact interest expense as well as the amount of cash required to service such debt. As of December 31, 2006, substantially all of the Company’s financial instruments with exposure to interest rate risk was denominated in U.S. dollars and had an aggregate fair value of $12.3 billion. The potential change in fair value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $615 million at December 31, 2006.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity affiliates and had an aggregate fair value of approximately $20,743 million as of December 31, 2006. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $18,669 million. Such a hypothetical decrease would result in a decrease in comprehensive income of approximately $46 million, as any changes in fair value of the Company’s equity affiliates are not recognized unless deemed other-than-temporary, as these investments are accounted for under the equity method.

In accordance with SFAS No. 133, the Company has recorded the conversion feature embedded in its exchangeable debentures in other liabilities. At December 31, 2006, the fair value of this conversion feature was $169 million and is sensitive to movements in the share price of one of the Company’s publicly traded equity affiliates. A 10% increase in the price of the underlying stock, holding other factors constant, would increase the fair value of the call option by approximately $57 million.

PART I

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition, the Company currently has in place a stockholder rights plan, which would cause extreme dilution to any person or group that attempts to acquire a significant interest in the Company without advance approval of the Board. Further, as a result of Mr. K. Rupert Murdoch’s ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns 1.6% of the Company’s Class A Common Stock and 30.1% of the Class B Common Stock, Mr. K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. Mr. K. Rupert Murdoch, however, disclaims any beneficial ownership of those shares. Also, Mr. K. Rupert Murdoch beneficially owns an additional 0.7% of the Class A Common Stock and 1.1% of the Class B Common Stock. Thus, Mr. K. Rupert Murdoch may be deemed to beneficially own in the aggregate 2.3% of the Class A Common Stock and 31.2% of the Class B Common Stock. Further, if the Share Exchange Agreement is consummated, the aggregate voting power represented by the shares of Class B Common Stock held by Mr. K. Rupert Murdoch and the Murdoch Family Trust would increase to approximately 38% of the Company’s aggregate voting power, subject to further increase to approximately 41% if the Company completes its previously announced stock repurchase program.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders (the “Annual Meeting”) on October 20, 2006. A brief description of the matters voted upon at the Annual Meeting and the results of the voting on such matters is set forth below.

Proposal 1: The following individuals were elected as Class II Directors:

Name	For	Withheld
José María Aznar	633,783,706	201,842,563
Lachlan K. Murdoch	633,326,291	202,307,803
Thomas J. Perkins	639,783,880	195,838,709
Arthur M. Siskind	638,162,007	197,457,541
John L. Thornton	640,498,897	195,124,636

Proposal 2: A proposal to ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2007 was voted upon as follows:

For:	832,131,467
Against:	2,208,325
Abstain:	1,713,165

Proposal 3: A proposal to approve the Company’s Amended and Restated Rights Plan was voted upon as follows:

For:	454,132,312
Against:	339,185,636
Abstain:	1,108,887

Proposal 4: A stockholder proposal on the annual election of directors was voted upon as follows:

For:	196,796,683
Against:	405,875,018
Abstain:	195,564,287

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a) Exhibits.

2.1	Share Exchange Agreement, dated December 22, 2006, by and between News Corporation and Liberty Media Corporation. (Incorporated by reference to Exhibit 2.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on December 26, 2006.)

2.2	Tax Matters Agreement, dated December 22, 2006, by and between News Corporation and Liberty Media Corporation. (Incorporated by reference to Exhibit 2.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on December 26, 2006.)

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION
(Registrant)

By:	/s/ David F. DeVoe
David F. DeVoe
Senior Executive Vice President and
Chief Financial Officer

Date: February 7, 2007