Form 10-Q
period 2007-03-31
NEWS CORP
filed 2007-05-09
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2007

or

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

As of May 7, 2007, 2,161,056,189 shares of Class A Common Stock, par value $0.01 per share, and 986,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	For the three months ended March 31,		For the nine months ended March 31,
	2007	2006	2007	2006
Revenues	$7,530	$6,198	$21,288	$18,545
Expenses:
Operating	4,915	4,006	14,000	12,116
Selling, general and administrative	1,145	989	3,400	2,926
Depreciation and amortization	224	189	637	561
Other operating charges	7	3	17	102

Operating income	1,239	1,011	3,234	2,840
Other income (expense):
Interest expense, net	(141)	(141)	(406)	(410)
Equity earnings of affiliates	255	264	747	610
Other, net	47	170	493	243

Income from continuing operations before income tax expense and minority interest in subsidiaries	1,400	1,304	4,068	3,283
Income tax expense	(517)	(471)	(1,486)	(1,145)
Minority interest in subsidiaries, net of tax	(12)	(13)	(46)	(44)

Income from continuing operations	871	820	2,536	2,094
Gain on disposition of discontinued operations, net of tax	—	—	—	381

Income before cumulative effect of accounting change	871	820	2,536	2,475
Cumulative effect of accounting change, net of tax	—	—	—	(1,013)

Net income	$871	$820	$2,536	$1,462

Basic earnings per share:
Income from continuing operations
Class A	$0.29	$0.27	$0.85	$0.68
Class B	$0.24	$0.23	$0.71	$0.57
Net income
Class A	$0.29	$0.27	$0.85	$0.48
Class B	$0.24	$0.23	$0.71	$0.40
Diluted earnings per share:
Income from continuing operations
Class A	$0.29	$0.27	$0.84	$0.68
Class B	$0.24	$0.22	$0.70	$0.57
Net income
Class A	$0.29	$0.27	$0.84	$0.48
Class B	$0.24	$0.22	$0.70	$0.40

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	At March 31, 2007	At June 30, 2006
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$7,246	$5,783
Receivables, net	6,047	5,150
Inventories, net	2,264	1,840
Other	404	350

Total current assets	15,961	13,123

Non-current assets:
Receivables	485	593
Investments	11,407	10,601
Inventories, net	2,610	2,410
Property, plant and equipment, net	5,280	4,755
Intangible assets, net	11,526	11,446
Goodwill	13,361	12,548
Other non-current assets	984	1,173

Total non-current assets	45,653	43,526

Total assets	$61,614	$56,649

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings	$362	$42
Accounts payable, accrued expenses and other current liabilities	4,683	4,047
Participations, residuals and royalties payable	1,362	1,007
Program rights payable	874	801
Deferred revenue	540	476

Total current liabilities	7,821	6,373

Non-current liabilities:
Borrowings	12,112	11,385
Other liabilities	2,977	3,536
Deferred income taxes	6,053	5,200
Minority interest in subsidiaries	413	281
Commitments and contingencies
Stockholders’ Equity:
Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 2,160,215,048 shares and 2,169,184,961 shares issued and outstanding, net of 1,777,630,173 and 1,777,837,008 treasury shares at par at March 31, 2007 and June 30, 2006, respectively	22	22
Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 986,520,953 shares and 986,530,368 shares issued and outstanding, net of 313,721,702 treasury shares at par at March 31, 2007 and June 30, 2006, respectively	10	10
Additional paid-in capital	27,781	28,153
Retained earnings and accumulated other comprehensive income	4,425	1,689

Total stockholders’ equity	32,238	29,874

Total liabilities and stockholders’ equity	$61,614	$56,649

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the nine months ended March 31,
	2007	2006
Operating activities:
Net income	$2,536	$1,462
Gain on disposition of discontinued operations, net of tax	—	(381)
Cumulative effect of accounting change, net of tax	—	1,013

Income from continuing operations	2,536	2,094
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	637	561
Amortization of cable distribution investments	56	78
Equity earnings of affiliates	(747)	(610)
Cash distributions received from affiliates	145	111
Other, net	(493)	(243)
Minority interest in subsidiaries, net of tax	46	44
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(546)	(692)
Inventories, net	(593)	(995)
Accounts payable and other liabilities	1,487	1,701

Net cash provided by operating activities	2,528	2,049

Investing activities:
Property, plant and equipment, net of acquisitions	(904)	(648)
Acquisitions, net of cash acquired	(589)	(1,578)
Investments in equity affiliates	(120)	(39)
Other investments	(316)	(46)
Proceeds from sale of investments and other non-current assets	410	404
Proceeds from disposition of discontinued operations	—	395

Net cash used in investing activities	(1,519)	(1,512)

Financing activities:
Borrowings	1,181	1,149
Repayment of borrowings	(190)	(839)
Issuance of shares	350	110
Repurchase of shares	(783)	(1,810)
Dividends paid	(186)	(246)

Net cash provided by (used in) financing activities	372	(1,636)

Net increase (decrease) in cash and cash equivalents	1,381	(1,099)
Cash and cash equivalents, beginning of period	5,783	6,470
Exchange movement on opening cash balance	82	(47)

Cash and cash equivalents, end of period	$7,246	$5,324

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

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to each reporting date. As such, all references to March 31, 2007 and March 31, 2006 relate to the three and nine month periods ended April 1, 2007 and April 2, 2006, respectively. For convenience purposes, the Company continues to date its financial statements as of March 31.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” total comprehensive income for the Company consists of the following:

	For the three months ended March 31,		For the nine months ended March 31,
	2007	2006	2007	2006
	(in millions)
Net income, as reported	$871	$820	$2,536	$1,462
Other comprehensive income:
Foreign currency translation adjustments	150	(39)	466	(224)
Unrealized holding gains (losses) on securities, net of tax	14	(9)	98	(58)

Total comprehensive income	$1,035	$772	$3,100	$1,180

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the fiscal year in which the changes occur through comprehensive income. SFAS No. 158 will be effective for the Company as of June 30, 2007 and applied prospectively. Using information as of the Company’s last measurement date, June 30, 2006, the Company would have recorded a decrease of approximately $150 million in other comprehensive income in shareholders’ equity. These amounts may change when the Company actually adopts SFAS No. 158 on June 30, 2007, as a result of changes in the underlying market information during the current fiscal year.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS No. 159 will have on the Company’s future results of operations and financial condition.

Note 2 – Acquisitions, Disposals and Other Transactions

Fiscal 2007 Transactions

Acquisitions

In November 2006, the Company, together with a local Turkish partner, acquired TGRT (now called “FOX TV”), a national general interest free-to-air broadcast television station in Turkey. The Company acquired its interest for approximately $103 million in cash plus acquisition related costs. As of March 31, 2007, the excess purchase price over the fair market value of the tangible net assets acquired, including acquisition related costs, was $108 million, of which $38 million has been preliminarily allocated to identifiable finite-lived intangible assets and the balance has been preliminarily allocated to goodwill.

In December 2006, NDS Group plc (“NDS”), an indirect majority owned subsidiary of the Company, acquired Jungo Limited (“Jungo”), a developer and supplier of software for residential gateway devices, for approximately $91 million. The excess purchase price over the fair value of the tangible net assets acquired, including acquisition related costs was approximately $82 million, of which $28 million has been preliminarily allocated to identifiable finite-lived intangible assets with the remaining $54 million preliminarily allocated to goodwill. Additional consideration of up to $17 million may be payable in cash, contingent upon Jungo achieving certain revenue and profitability targets in the year ending December 31, 2007.

In January 2007, the Company and VeriSign, Inc. (“VeriSign”) formed a joint venture to provide entertainment content for mobile devices. The Company paid approximately $190 million for a controlling interest in VeriSign’s wholly-owned subsidiary, Jamba, which was combined with the Company’s Fox Mobile Entertainment assets. The results of the joint venture have been included in the Company’s consolidated results of operations since January 2007. The excess purchase price over the fair value of the net assets acquired was approximately $190 million, which has been preliminarily allocated to goodwill. The Company and VeriSign have various call and put rights related to VeriSign’s ownership interest.

In March 2007, the Company acquired Strategic Data Corporation (“SDC”), a developer of technology that allows websites to target advertisements to specific audiences. The Company acquired SDC for a total purchase price of $50 million, of which $40 million was in cash and $10 million in deferred consideration. The Company may be required to pay up to an additional $310 million through fiscal 2010 contingent upon SDC achieving specified advertising rate growth in future periods. The excess purchase price over the fair value of the tangible net assets acquired was approximately $46 million, substantially all of which has been preliminarily allocated to goodwill.

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

Share Exchange Agreement

On December 22, 2006, the Company signed a share exchange agreement (the “Share Exchange Agreement”) with Liberty Media Corporation (“Liberty”). Under the terms of the transaction, Liberty will exchange its entire economic position in the Company (approximately 325 million shares and 188 million shares of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”), and Class B common stock, par value $0.01 per share (“Class B Common Stock”), respectively) for 100% of a News Corporation subsidiary (“Splitco”), whose holdings will consist of an approximately 38% interest (approximately 470 million shares) in The DIRECTV Group, Inc. (“DIRECTV”) constituting the Company’s entire interest in DIRECTV, three of the Company’s Regional Sports Networks (FSN Northwest, FSN Pittsburgh and FSN Rocky Mountain (the “Three RSNs”)) and $588 million in cash, subject to adjustment.

The transaction contemplated by the Share Exchange Agreement was approved by the Company’s Class B stockholders on April 3, 2007 but remains subject to customary closing conditions, including, among other things, regulatory approvals, the receipt of a ruling from the Internal Revenue Service and the absence of a material adverse effect on Splitco. If these conditions are satisfied, the transaction is expected to be completed in the second half of calendar 2007.

The Company will enter into a non-competition agreement with DIRECTV and non-competition agreements with each of the Three RSNs, in each case, restricting its right to compete for a period of four years with DIRECTV and the Three RSNs in the respective regions in which such entities are operating on the date the Share Exchange Agreement is consummated.

Other Transactions

In August 2006, the Company announced that its Fox Interactive Media (“FIM”) division entered into a multi-year search technology and services agreement with Google, Inc. (“Google”), pursuant to which Google is the exclusive search and keyword-targeted advertising sales provider for a majority of FIM’s web properties. Under the terms of the agreement, Google is obligated to make guaranteed minimum revenue share payments to FIM of $900 million based on FIM’s achievement of certain traffic and other commitments. These guaranteed minimum revenue share payments are expected to be made through the second quarter of calendar 2010.

The Company previously entered into an agreement with a direct response marketing company that provided the Company with participation rights if the direct response marketing company is ever sold or consummates certain other strategic transactions. In December 2006, the Company entered into an agreement to terminate the participation rights for $100 million, of which $50 million payments were received by the Company in each of December 2006 and March 2007. This transaction closed in March 2007 and the Company recorded a gain of approximately $97 million on this transaction which is included in Other, net in the unaudited consolidated statements of operations. An additional termination payment of $175 million will be made to the Company by the direct response marketing company if it is sold prior to March 31, 2008.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2006 Transactions

Acquisitions

In September 2005, the Company acquired the 25% stake in News Out of Home (“NOOH”) that it did not already own for approximately $175 million in cash. This acquisition increased the Company’s ownership of NOOH to 100%. The excess purchase price over the fair value of the net assets acquired was approximately $130 million, of which $51 million was allocated to goodwill with the remaining $79 million allocated to certain indefinite-lived intangible assets.

In order to increase the Company’s Internet presence, the Company purchased several Internet companies during fiscal 2006 through its FIM division. The amount of goodwill resulting from Internet acquisitions during fiscal 2006 was approximately $1.3 billion and primarily related to the following fiscal 2006 transactions:

In September 2005, the Company acquired all of the outstanding common and preferred stock of Intermix Media, Inc. (“Intermix”) for approximately $580 million in cash. Under an existing stockholders’ agreement between Intermix, MySpace, Inc. (“MySpace”), an Internet entertainment company, and certain other stockholders of MySpace, Intermix exercised its option in July 2005 to acquire the outstanding 47% equity interest of MySpace that it did not already own for approximately $70 million in cash. This transaction, which closed in October 2005, increased Intermix’s ownership in MySpace to 100%. The excess purchase price over the fair value of the tangible net assets acquired from Intermix was approximately $644 million, of which approximately $560 million has been allocated to goodwill, with the remaining $84 million allocated to identifiable finite-lived intangible assets.

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

In May 2006, the Company acquired a U.S. regional cable sports and entertainment channel in the southeast region. This channel has broadcast rights to the National Hockey League’s Atlanta Thrashers and shares broadcast rights to Major League Baseball’s (“MLB”) Atlanta Braves and the National Basketball Association’s Atlanta Hawks together with one of the Company’s existing regional sports networks. The purchase price was approximately $375 million, of which $295 million was preliminarily allocated to goodwill, with the remaining $80 million preliminarily allocated to identifiable finite-lived intangible assets.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3 – United Kingdom Redundancy Program

In fiscal 2005, the Company announced its intention to invest in new printing plants in the United Kingdom to take advantage of technological and market changes. As the new automated technology comes on line, the Company expects lower production costs and improved newspaper quality, including expanded color.

In conjunction with this project, during the second quarter of fiscal 2006, the Company received formal approval for the construction of the main new plant which was the last contingency, thereby committing the Company to a redundancy program (the “Program”) for certain production employees at the Company’s U.K. newspaper operations. The Program is in response to the reduced workforce that will be required as new printing presses and the new printing facilities eventually come on line. As a result of this Program, the Company expects to reduce its production workforce by approximately 65%, and as of March 31, 2007, approximately 700 employees in the United Kingdom had already accepted severance agreements, the majority of which are expected to leave the Company in fiscal 2008.

In accordance with SFAS No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” the Company recorded a redundancy provision of approximately $109 million during fiscal 2006 in Other operating charges, of which $3 million and $102 million was recorded during the three and nine months ended March 31, 2006, respectively. During the three and nine months ended March 31, 2007, the Company recorded an additional $7 million and $17 million, respectively, relating to the Program, which was comprised of an increase to the original provision amount, accretion and retention expenses, in Other operating charges in the unaudited consolidated statements of operations. Program liabilities of approximately $102 million and $28 million were included in the March 31, 2007 unaudited consolidated balance sheet in other current liabilities and in non-current other liabilities, respectively. The Company expects to record an additional provision of approximately $13 million through fiscal 2008 to record accretion on the redundancy provision and to recognize any retention bonuses earned. A majority of the Program’s costs are expected to be paid in cash to employees in fiscal 2008.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Inventories, net

The Company’s inventories were comprised of the following:

	At March 31, 2007	At June 30, 2006
	(in millions)
Programming rights	$2,579	$2,147
Books, DVDs, paper and other merchandise	505	466
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	473	588
Completed, not released	30	88
In production	465	251
In development or preproduction	68	59

	1,036	986

Television productions:
Released (including acquired libraries)	539	475
Completed, not released	3	27
In production	202	147
In development or preproduction	10	2

	754	651

Total filmed entertainment costs, less accumulated amortization (a)	1,790	1,637

Total inventories, net	4,874	4,250
Less: current portion of inventories, net (b)	(2,264)	(1,840)

Total noncurrent inventories, net	$2,610	$2,410

(a)

Does not include $561 million and $584 million of net intangible film library costs as of March 31, 2007 and June 30, 2006, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheets.

(b)	Current inventory as of March 31, 2007 and June 30, 2006 was comprised of programming rights ($1,797 million and $1,411 million, respectively), books, DVDs, paper and other merchandise.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Investments

The Company’s investments were comprised of the following:

		Ownership Percentage		At March 31, 2007	At June 30, 2006
				(in millions)
Equity investments:
The DIRECTV Group, Inc. (1)	DBS operator principally in the U.S.	38%		$7,059	$6,866
Gemstar-TV Guide International, Inc. (1)	U.S. print and electronic guidance company	41%		685	647
British Sky Broadcasting Group plc (1)	U.K. DBS operator	39	% (3)	1,160	1,061
China Network Systems	Taiwan cable TV operator	various		238	239
Sky Network Television Ltd.	New Zealand media company	44%		292	239
National Geographic Channel (US) (2)	U.S. cable channel	67%		310	295
National Geographic international entities (4)	International cable channel	various	(4)	66	99
Other equity method investments		various		710	679
Cost investments:
John Fairfax Holdings, Ltd.	Australian newspaper publisher	7	% (5)	303	—
Other cost method investments		various		584	476

				$11,407	$10,601

(1)

The market values of the Company’s investments in DIRECTV, Gemstar-TV Guide International Inc. (“Gemstar-TV Guide”) and British Sky Broadcasting Group plc (“BSkyB”) were $10,853 million, $733 million and $7,616 million, respectively, at March 31, 2007.

(2)	The Company does not consolidate this entity as it does not hold a majority on its board of directors, is unable to dictate operating decision-making and it is not a variable interest entity.

(3)	The Company’s ownership in BSkyB increased from approximately 38% at June 30, 2006 to approximately 39% at March 31, 2007, due to BSkyB’s share buyback program.

(4)

The Company’s ownership percentage in NGC Network (UK) Limited (“NGC UK”) was 25% and 0% as of March 31, 2007 and June 30, 2006, respectively. Investments held at June 30, 2006 included a 50% ownership interest in NGC Network International LLC (“NGC International”). As of January 1, 2007, the results of NGC International have been consolidated with the operating results of the Company. (See Fiscal Year 2007 Acquisitions and Disposals below for further discussion)

(5)

The Company’s ownership percentage in John Fairfax Holdings, Ltd. (“Fairfax”) was approximately 7% and 0% as of March 31, 2007 and June 30, 2006, respectively. (See Fiscal Year 2007 Acquisitions and Disposals below for further discussion)

During the nine months ended March 31, 2007, Gemstar-TV Guide’s common stock experienced significant volatility in its market value, trading between a low of $2.59 per share on July 25, 2006 and a high of $4.43 per share on February 5, 2007, equating to approximately 66% and 113% of the Company’s carrying value at March 31, 2007, respectively. As of March 31, 2007, the Company’s market value in Gemstar-TV Guide exceeded its carrying value by approximately $48 million.

Due to the volatility of Gemstar-TV Guide’s common stock, the Company will continue to monitor this investment for possible future impairment.

Fiscal Year 2007 Acquisitions and Disposals

In August 2006, the Company sold a portion of its equity investment in Phoenix Satellite Television Holdings Limited (“Phoenix”), representing a 19.9% stake for approximately $164 million. The Company recognized a pre-tax gain of approximately $136 million on the sale included in Other, net in the unaudited consolidated statement of operations for the nine months ended March 31, 2007. The Company retained a 17.6% stake in Phoenix, which is accounted for under the cost method of accounting and, accordingly, the carrying value is adjusted to market value each reporting period as required under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In October 2006, certain cable systems in Taiwan, in which the Company maintains a minority interest ownership, entered into an agreement to be acquired by a third party. The acquisition is subject to regulatory approval by Taiwan’s government and other conditions. The Company expects to record a gain on this transaction when consummated.

In October 2006, the Company acquired a 7.3% share in Fairfax, an Australian newspaper publisher, for approximately $299 million. As of March 31, 2007, the Company’s investment in Fairfax was recorded at fair value. The Company sold its investment in Fairfax in May 2007. (See Note 17 – Subsequent Events)

In December 2006, the Company acquired 25% stakes in each of NGC International and NGC UK joint ventures for a combined total of approximately $154 million, the two joint ventures produce and distribute the National Geographic Channel in various international markets. The transaction increased the Company’s interest in NGC International to 75% with National Geographic Television holding the remaining interest. In January 2007, National Geographic Television agreed to certain governance changes related to the operations of NGC International which gave the Company operating decision-making authority and control over NGC International. Accordingly, the results of NGC International have been included in the Company’s consolidated results of operations since January 2007.

Prior Fiscal Years Acquisitions and Disposals

In July 2005, the Company sold its entire cost investment in China Netcom Group Corporation (“China Netcom”). The Company’s 1% investment in China Netcom was sold for total consideration of approximately $112 million. The Company recognized a pre-tax gain of approximately $52 million on this sale which was included in Other, net in the consolidated statement of operations for the nine months ended March 31, 2006.

In October 2004, the Company and its then 34% investee, DIRECTV, announced a series of transactions with Grupo Televisa, Globopar and Liberty that would result in the reorganization of the companies’ direct-to-home (“DTH”) satellite television platforms in Latin America. The transactions would result in DIRECTV Latin America and Sky Latin America consolidating their two DTH platforms into a single platform in each of the major territories served in the region. As part of these transactions, DIRECTV would acquire News Corporation’s interests in Sky Multi-Country Partners, Innova and Sky Brasil.

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

In August 2006, the Company completed the sale of its investment in Sky Brasil, a Brazilian DTH platform, to DIRECTV for approximately $300 million in cash which was received in fiscal 2005. The Company recognized a pre-tax gain of approximately $261 million, which is included in Other, net in the unaudited consolidated statement of operations for the nine months ended March 31, 2007. The Company deferred a portion of its total gain on sale due to its indirect retained interest through the Company’s ownership of DIRECTV. As a result of the transaction, the Company was released from its Sky Brasil transponder lease guarantee and was released from its credit agreement guarantee in January 2007. (See Note 10 - Commitments and Guarantees)

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information for significant equity affiliates, determined in accordance with Regulation S-X, accounted for under the equity method is as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2007	2006	2007	2006
	(in millions)		(in millions)
Revenues	$6,165	$5,038	$18,218	$15,639
Operating income	989	824	2,959	1,930
Income from continuing operations before discontinued operations and cumulative effect of accounting changes	614	500	1,805	1,200
Net income	614	500	1,805	1,200

Note 6 – Intangible Assets

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

Note 7 – Borrowings

Bank Loans

The Company previously entered into two loan agreements with the European Bank for Reconstruction and Development (the “EBRD”) and had an outstanding balance of $154 million under these loans at June 30, 2006. In August 2006, the Company entered into a loan agreement with Raiffeisen Zentralbank Österreich AG (“RZB”) for $300 million and repaid all amounts outstanding under the Company’s loan agreements with the EBRD. As of March 31, 2007, $127 million remains available for future use. The RZB loan bears interest at LIBOR for a period equal to each one, three or six month interest period, plus a margin of up to 2.85% per annum dependent upon certain financial metrics. Principal amounts under the RZB loan are to be repaid in equal amounts every six months starting on the second anniversary of the date of the agreement until the fifth anniversary of the date of the agreement. The remaining available amount under the RZB loan, which may be drawn prior to the second anniversary of the date of the agreement, will be used to expand the Company’s outdoor advertising business primarily in Russia and Eastern Europe. The loans are secured by certain guarantees, bank accounts and share pledges of the Company’s Russian operating subsidiaries.

Notes due 2037

In March 2007, the Company issued $1,000 million of 6.15% Senior Notes due 2037. The net proceeds of approximately $1,000 million will be used for general corporate purposes. These notes are issued under the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America Incorporated, the Company, as guarantor, and the other subsidiary guarantors named therein and The Bank of New York, as Trustee.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Interest expense, net consists of:

	For the three months ended March 31,		For the nine months ended March 31,
	2007	2006	2007	2006
	(in millions)		(in millions)
Interest income	$79	$66	$226	$182
Interest expense	(226)	(217)	(647)	(615)
Interest capitalized	6	10	15	23

Interest expense, net	$(141)	$(141)	$(406)	$(410)

Note 8 – Stockholders’ Equity

Rights of Holders of Common Stock

On August 8, 2006, the Company announced that, in accordance with the terms of the settlement of a lawsuit regarding the Company’s stockholder rights plan, the Company’s Board of Directors (the “Board”) had approved the adoption of an Amended and Restated Rights Plan (the “Rights Plan”), extending the term of the Company’s existing stockholder rights plan from November 7, 2007 to October 20, 2008. The Board has the right to extend the term for an additional year if the situation with Liberty has not, in the Board’s judgment, been resolved. The terms of the Rights Plan remain the same as the Company’s existing stockholder rights plan in all other material respects. Pursuant to the terms of the settlement, on October 20, 2006, the Rights Plan was presented for a vote of the Company’s Class B stockholders at the Company’s 2006 annual meeting of stockholders and the stockholders voted in favor of its approval. On January 3, 2007, the Rights Plan was amended to allow for the grant of an irrevocable proxy to Liberty in connection with the Share Exchange Agreement. The Company has announced that it intends to redeem the rights issued under the Rights Plan if the transactions contemplated under the Share Exchange Agreement are consummated. (See Note 2 – Acquisitions, Disposals and Other Transactions for further discussion of the Share Exchange Agreement)

Dividends

The Company declared a dividend of $0.06 per share of Class A Common Stock and $0.05 per share for the Company’s Class B Common Stock in the three months ended September 30, 2006, which were paid in October 2006 to stockholders of record on September 13, 2006. The total aggregate dividend paid to stockholders in October 2006 was approximately $180 million.

The Company declared a dividend of $0.06 per share of Class A Common Stock and $0.05 per share for the Company’s Class B Common Stock in the three months ended March 31, 2007, which were paid in April 2007 to stockholders of record on March 14, 2007. The total aggregate dividend paid to stockholders in April 2007 was approximately $180 million.

Repurchase Program

In June 2005, the Company announced a stock repurchase program under which the Company was authorized to acquire from time to time up to an aggregate of $3 billion in Class A Common Stock and Class B Common Stock. In May 2006, the Company announced that the Board had authorized increasing the total amount of the stock repurchase program to $6 billion. The remaining authorized amount under the Company’s stock repurchase program at March 31, 2007, excluding commissions, was approximately $2.7 billion.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Equity Based Compensation

The following table summarizes the Company’s equity-based compensation transactions:

	For the three months ended March 31,		For the nine months ended March 31,
	2007	2006	2007	2006
	(in millions)		(in millions)
Equity-based compensation expense	$34	$37	$100	$88

Cash received from exercise of equity-based awards	$167	$37	$326	$110

Total intrinsic value of options exercised	$105	$27	$184	$68

At March 31, 2007, the Company’s total compensation cost related to non-vested stock options, restricted stock units (“RSUs”) and stock appreciation rights not yet recognized for all plans was approximately $283 million, the majority of which is expected to be recognized over the next three fiscal years. Compensation expense on all equity-based awards is recognized on a straight-line basis over the vesting period of the entire award.

Stock options exercised during the nine months ended March 31, 2007 and March 31, 2006 resulted in the Company’s issuance of approximately 22 million and 8 million shares of Class A Common Stock, respectively. The Company recognized a tax benefit on stock options exercised of $56 million and $17 million for the nine months ended March 31, 2007 and March 31, 2006, respectively.

During the nine months ended March 31, 2007, the Company issued 1.7 million RSUs. These RSUs will be settled in shares of Class A Common Stock upon vesting, except for approximately 0.5 million RSUs that will be settled in cash.

During the nine months ended March 31, 2007, approximately 4.1 million RSUs vested, of which approximately 3.5 million were settled in Class A Common Stock, before statutory tax withholdings, and the remaining RSUs were settled in cash.

Note 10 – Commitments and Guarantees

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

Other than previously disclosed in the notes to these unaudited consolidated financial statements, the Company’s commitments have not changed significantly from disclosures included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed with the SEC on August 23, 2006.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A joint-venture in which the Company owns a 50% equity interest, entered into an agreement for global programming rights to International Cricket Council Events from 2007 through 2015. Under the terms of the agreement, the Company and the other joint-venture partner have jointly guaranteed the programming rights obligation totaling $1.1 billion over the term of the agreement.

Other than previously disclosed in the notes to these unaudited consolidated financial statements, the Company’s guarantees have not changed significantly from disclosures included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed with the SEC on August 23, 2006.

Note 11 – Contingencies

NDS

Sogecable Litigation

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, “Sogecable”), filed an action against NDS in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003, which purported to allege claims for violation of the Digital Millennium Copyright Act and the federal RICO Act. The amended complaint also purported to allege claims for interference with contract and prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. NDS filed a motion to dismiss the second amended complaint on March 31, 2004. On August 4, 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint. On October 1, 2004, Sogecable notified the court that it would not be filing a third amended complaint, but would appeal the court’s entry of final judgment dismissing the suit to the United States Ninth Circuit Court of Appeals. On December 14, 2006, the appellate court issued a memorandum decision reversing the district court’s dismissal. On January 26, 2007, NDS filed its petition for rehearing by an en banc panel of the United States Ninth Circuit Court of Appeals. On February 21, 2007, the petition was denied. The Company believes that Sogecable’s claims are without merit and will continue to vigorously defend itself in this matter.

Intermix

FIM Transaction

On August 26, 2005 and August 30, 2005, two purported class action lawsuits captioned, respectively, Ron Sheppard v. Richard Rosenblatt et. al., and John Friedmann v. Intermix Media, Inc. et al. , were filed in the California Superior Court, County of Los Angeles. Both lawsuits named as defendants all of the then incumbent members of the Intermix Board, including Mr. Rosenblatt, Intermix’s former Chief Executive Officer, and certain entities affiliated with VantagePoint Venture Partners, a former major Intermix stockholder. The complaints alleged that, in pursuing the transaction whereby Intermix was to be acquired by FIM (the “FIM Transaction”) and approving the related merger agreement, the director defendants breached their fiduciary duties to Intermix stockholders by, among other things, engaging in self-dealing and failing to obtain the highest price reasonably available for Intermix and its stockholders. The complaints further alleged that the merger agreement resulted from a flawed process and that the defendants tailored the terms of the merger to advance their own interests. The FIM Transaction was consummated on September 30, 2005. The Friedmann and Sheppard lawsuits were subsequently consolidated and, on January 17, 2006, a consolidated amended complaint was filed (the “Intermix Media Shareholder Litigation”). The plaintiffs in the consolidated action are seeking various forms of declaratory relief, damages, disgorgement and fees and costs. On March 20, 2006, the court ordered that substantially identical claims asserted in a separate state action filed by Brad Greenspan, captioned Greenspan v. Intermix Media, Inc., et al. , be severed and related to the Intermix Media Shareholder Litigation . The defendants filed demurrers seeking dismissal of all claims in the Intermix Media Shareholder Litigation and the severed Greenspan claims, which were heard by the Court on July 6, 2006. On October 6, 2006, the court sustained the demurrers without leave to amend. On December 13, 2006, the court dismissed the complaints and entered judgment for the defendants. On February 6, 2007, the Intermix Media Shareholder Litigation plaintiffs filed a notice of appeal. A briefing schedule for the appeal has not been set.

In November 2005, plaintiff in a derivative action captioned LeBoyer v. Greenspan et al. pending against various former Intermix directors and officers in the United States District Court for the Central District of California, filed a First Amended Class and Derivative Complaint (the “Amended Complaint”). The original derivative action was filed in May 2003 and arose out of Intermix’s restatement of quarterly financial results for its fiscal year ended March 31, 2003. Until the filing of the Amended Complaint, the action had been stayed by mutual agreement of the parties since its inception. A substantially similar derivative action filed in Los Angeles Superior Court was dismissed based on inability of the plaintiffs to adequately plead demand futility. Plaintiff LeBoyer’s November 2005 Amended Complaint added various allegations and purported class claims arising out of the FIM Transaction which are substantially similar to those asserted in the Intermix Media Shareholder Litigation. The Amended Complaint also adds as

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

defendants the individuals and entities named in the Intermix Media Shareholder Litigation that were not already defendants in the matter. On July 14, 2006, the parties filed their briefing on defendants’ motion to dismiss and stay the matter. On October 16, 2006, the court dismissed the fourth through seventh claims for relief, which related to the 2003 restatement, finding that the plaintiff is precluded from relitigating demand futility. At the same time, the court asked for further briefing regarding the standing issues and the effect of the judge’s dismissal of the claims in the Greenspan case and the Intermix Media Shareholder Litigation on the remaining claims, which include two direct class action claims related to alleged breaches of fiduciary duty leading up to the FIM Transaction and a third claim under Section 14a of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) asserted as a derivative claim and alleging material misstatements and omissions in the FIM Transaction proxy statement. The parties filed the requested additional briefing in which the defendants requested that the court stay the federal court proceedings pending the resolution of any appeal in the Greenspan case and the Intermix Media Shareholder Litigation. The court vacated the scheduled November 27, 2006 hearing with respect to this briefing and took the matter under submission. No ruling has been received yet.

On June 14, 2006, a purported class action lawsuit, captioned Jim Brown v. Brett C. Brewer, et al., was filed against certain former Intermix directors and officers in the United States District Court for the Central District of California. The plaintiff asserts claims for alleged violations of Section 14a of the Exchange Act and SEC Rule 14a-9, as well as control person liability under Section 20a. The plaintiff alleges that certain defendants disseminated false and misleading definitive proxy statements on two occasions: one on December 30, 2003 in connection with the shareholder vote on January 29, 2004 on the election of directors and ratification of financing transactions with certain entities of VantagePoint Venture Partners (“VantagePoint”), a former large stockholder of Intermix, and another on August 25, 2005 in connection with the shareholder vote on the FIM Transaction. The complaint names as defendants certain Vantage Point related entities and the members of the Intermix Board who were incumbent on the dates of the respective proxy statements. Intermix is not named as a defendant, but has certain indemnity obligations to the former officer and director defendants in connection with these claims and allegations. Intermix believes that the claims are without merit and expects that the individual defendants will vigorously defend themselves in the matter. On August 25, 2006, plaintiff amended his complaint to add certain investment banks (the “Investment Banks”) as defendants. Intermix has certain indemnity obligations to the Investment Banks as well. After conferring with defendants concerning deficiencies in the amended complaint pursuant to local rule and entering a stipulation with defendants regarding a briefing schedule, plaintiff amended his complaint again on September 27, 2006. On October 19, 2006, defendants filed motions to dismiss all claims in the Second Amended Complaint. These motions were scheduled to be heard on February 12, 2007. On February 9, 2007, the case was transferred from Judge Walter to Judge George H. King, the judge assigned to the LeBoyer action on the grounds that it raises substantially related questions of law and fact as LeBoyer, and would entail substantial duplication of labor if heard by different judges. Judge King took the February 26, 2007 hearing date for the motions to dismiss off-calendar and the parties are waiting for the court to set a new hearing date. Intermix believes that the claims are without merit and expects the individual defendants will vigorously defend themselves in the matter.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Prior to dismissing his derivative lawsuit, in August 2005, Mr. Greenspan filed another complaint in Los Angeles Superior Court against the same defendants. The complaint, for breach of fiduciary duty, included substantially the same allegations made by Mr. Greenspan in the above-referenced lawsuit. Mr. Greenspan further alleged that defendants’ actions have, with the FIM Transaction, culminated in the loss of Mr. Greenspan’s interest in Intermix for a cash payment allegedly below its value. On October 31, 2005, the defendants filed motions seeking dismissal of the lawsuit on the grounds that the complaint fails to state any cause of action. Instead of responding to these motions, Mr. Greenspan filed an amended complaint on February 21, 2006, in which Mr. Greenspan omitted certain previously named defendants and added two other former directors as defendants. In this amended complaint, Mr. Greenspan asserts seven causes of action. The first two causes of action, for intentional interference with prospective economic advantage and violation of California’s Business & Professions Code section 17200, generally related to Intermix’s decision to consummate its Series C Preferred Stock financing with VantagePoint in October 2003 and allege that Mr. Greenspan was “forced” to resign. The third through sixth causes of action assert various claims for breach of fiduciary duty related to the FIM Transaction and substantially mirror the allegations in the Intermix Media Shareholder Litigation. By Order of March 20, 2006, the court ordered that Mr. Greenspan’s claims based on the FIM Transaction be severed from the rest of his complaint and coordinated with the claims asserted in the Intermix Media Shareholder Litigation. The seventh cause of action is asserted against Intermix for indemnification. In his amended complaint, Mr. Greenspan seeks compensatory and consequential damages, punitive damages, fees and costs, injunctive relief and other remedies. Motions to dismiss the first six causes of action were filed and, on October 6, 2006, granted without leave to amend. On November 21, 2006, Mr. Greenspan dismissed with prejudice the seventh cause of action for indemnity, which was the only remaining claim and his sole cause of action against Intermix. On January 24, 2007, Mr. Greenspan filed a notice of appeal of the court’s October 6, 2006 ruling. A briefing schedule for the appeal has not been set.

News America Marketing

On January 18, 2006, Valassis Communications, Inc. (“Valassis”) filed a complaint against News America Incorporated, News America Marketing FSI, LLC and News America Marketing Services, In-Store, LLC (collectively “News America”) in the United States District Court for the Eastern District of Michigan. Valassis alleges that News America possesses monopoly power in a claimed in-store advertising and promotions market (the “in-store market”) and has used that power to gain an unfair advantage over Valassis in a purported market for coupons distributed by free standing inserts (“FSIs”). Valassis alleges that News America is attempting to monopolize the purported FSI market by leveraging its alleged monopoly power in the purported in-store market, thereby allegedly violating Section 2 of the Sherman Antitrust Act of 1890, as amended (the “Sherman Act”). Valassis further alleges that News America has unlawfully bundled the sale of in-store marketing products with the sale of FSIs and that such bundling constitutes unlawful tying in violation of Sections 1 and 3 of the Sherman Act. Additionally, Valassis alleges that News America is predatorily pricing its FSI products in violation of Section 2 of the Sherman Act. Valassis also asserts that News America violated various state antitrust statutes and has tortiously interfered with Valassis’ actual or expected business relationships. Valassis’ complaint seeks injunctive relief, damages, fees and costs. On April 20, 2006, News America moved to dismiss Valassis’ complaint in its entirety for failure to state a cause of action. On September 28, 2006, the Magistrate Judge issued a Report and Recommendation granting the motion. On October 16, 2006, Valassis filed an Amended Complaint, alleging the same causes of action. On November 17, 2006, News America answered the three federal antitrust claims and moved to dismiss the remaining nine state law claims. On March 23, 2007, the Court granted News America’s motion and dismissed the nine state law claims. On April 12, 2007, the Court entered a Scheduling Order that provides that all discovery will be closed on or before October 12, 2007 and sets a jury trial date for February 5, 2008. The parties are in ongoing negotiations regarding discovery and production of responsive discovery is imminent.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On March 9, 2007, Valassis filed a two-count complaint in Michigan state court against News America. That complaint, which is based on the same factual allegations as the federal complaint discussed above, alleges that News America has tortiously interfered with Valassis’ business relationships and that News America has unfairly competed with Valassis. Valassis’ Michigan complaint seeks injunctive relief, damages, fees and costs. On May 4, 2007, News America filed a motion to dismiss or, in the alternative stay, that complaint.

On March 12, 2007, Valassis filed a three-count complaint in California state court against News America. That complaint, which is based on the same factual allegations as the federal complaint discussed above, alleges that News America has violated the Cartwright Act (California’s state antitrust law) by unlawfully tying its FSI products to its in-store products, has violated California’s Unfair Practices Act by predatorily pricing its FSI products, and has unfairly competed with Valassis. Valassis’ California complaint seeks injunctive relief, damages, fees and costs. On May 4, 2007, News America filed a motion to dismiss or, in the alternative stay, that complaint.

News America believes that all of the claims in each of the complaints filed by Valassis are without merit and intends to defend itself vigorously in the three matters.

Other

Other than previously disclosed in the notes to these unaudited consolidated financial statements, the Company is party to several purchase and sale arrangements which become exercisable over the next ten years by the Company or the counter-party to the agreement. Total contingent receipts/payments under these agreements (including cash and stock) have not been included in the Company’s financial statements. In the next twelve months, none of these arrangements that become exercisable are material.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Pension Plans and Other Postretirement Benefits

The Company sponsors non-contributory pension plans and retiree health and life insurance benefit plans covering specific groups of employees. The benefits payable for the non-contributory pension plans are based primarily on a formula factoring both an employee’s years of service and pay near retirement. Participant employees are vested in the plans after five years of service. The Company’s policy for all pension plans is to fund amounts, at a minimum, in accordance with statutory requirements. During the nine months ended March 31, 2007 and 2006, the Company made discretionary contributions of $32 million and $112 million, respectively, to its pension plans. Plan assets consist principally of common stocks, marketable bonds and government securities. The retiree health and life insurance benefit plans offer medical and/or life insurance to certain full-time employees and eligible dependents that retire after fulfilling age and service requirements.

The components of net periodic benefit costs were as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended March 31,
	2007	2006	2007	2006
	(in millions)
Service cost benefits earned during the period	$18	$21	$1	$1
Interest costs on projected benefit obligation	30	26	2	2
Expected return on plan assets	(34)	(31)	—	—
Amortization of deferred losses	5	11	1	—
Other	—	1	(1)	(1)

Net periodic costs	$19	$28	$3	$2

	For the nine months ended March 31,
	2007	2006	2007	2006
	(in millions)
Service cost benefits earned during the period	$52	$62	$3	$3
Interest costs on projected benefit obligation	90	79	6	6
Expected return on plan assets	(100)	(92)	—	—
Amortization of deferred losses	14	34	2	2
Other	—	1	(4)	(4)

Net periodic costs	$56	$84	$7	$7

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Other, net

Other, net consisted of the following:

	For the three months ended March 31,		For the nine months ended March 31,
	2007	2006	2007	2006
	(in millions)		(in millions)
Termination of participation rights agreement (a)	$97	$—	$97	$—
Gain on the sale of Sky Brasil (b)	—	—	261	—
Gain on the sale of Phoenix Satellite Television Holdings Limited (b)	—	—	136	—
Gain on Sale of Innova (b)	—	206	—	206
Gain on the sale of China Netcom (b)	—	—	—	52
Change in fair value of exchangeable securities (c)	(52)	(35)	16	(8)
Other	2	(1)	(17)	(7)

Total Other, net	$47	$170	$493	$243

(a)	See Note 2 – Acquisitions, Disposals and Other Transactions

(b)	See Note 5 – Investments

(c)

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Segment Information

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

Television, which principally consists of the operation of 35 full power broadcast television stations, including nine duopolies, in the United States (of these stations, 25 are affiliated with the FOX network and ten are affiliated with the MyNetworkTV network), the broadcasting of network programming in the United States and the development, production and broadcasting of television programming in Asia.

Cable Network Programming, which principally consists of the licensing and production of programming distributed through cable television systems and DBS operators primarily in the United States.

Direct Broadcast Satellite Television, which principally consists of the distribution of premium programming services via satellite and broadband directly to subscribers in Italy.

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

Other, which includes: NDS, a company engaged in the business of supplying open end-to-end digital technology and services to digital pay-television platform operators and content providers; News Outdoor, an advertising business which offers display advertising in outdoor locations primarily throughout Russia and Eastern Europe; FIM, which operates the Company’s Internet activities; and Global Cricket Corporation, which has the exclusive rights to broadcast the 2007 Cricket World Cup.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended March 31,		For the nine months ended March 31,
	2007	2006	2007	2006
	(in millions)		(in millions)
Revenues:
Filmed Entertainment	$1,802	$1,388	$5,280	$4,414
Television	1,568	1,347	4,271	3,991
Cable Network Programming	998	839	2,807	2,424
Direct Broadcast Satellite Television	825	675	2,211	1,793
Magazines and Inserts	303	300	844	832
Newspapers	1,123	1,015	3,290	3,037
Book Publishing	291	275	1,052	1,056
Other	620	359	1,533	998

Total revenues	$7,530	$6,198	$21,288	$18,545

Operating income (loss):
Filmed Entertainment	$410	$225	$1,119	$892
Television	273	286	577	629
Cable Network Programming	282	211	806	670
Direct Broadcast Satellite Television	91	69	66	(45)
Magazines and Inserts	102	90	254	242
Newspapers	156	153	450	347
Book Publishing	29	26	138	173
Other	(104)	(49)	(176)	(68)

Total operating income	1,239	1,011	3,234	2,840

Interest expense, net	(141)	(141)	(406)	(410)
Equity earnings of affiliates	255	264	747	610
Other, net	47	170	493	243

Income from continuing operations before income tax expense and minority interest in subsidiaries	1,400	1,304	4,068	3,283
Income tax expense	(517)	(471)	(1,486)	(1,145)
Minority interest in subsidiaries, net of tax	(12)	(13)	(46)	(44)

Income from continuing operations	871	820	2,536	2,094
Gain on disposition of discontinued operations, net of tax	—	—	—	381

Income before cumulative effect of accounting change	871	820	2,536	2,475
Cumulative effect of accounting change, net of tax	—	—	—	(1,013)

Net income	$871	$820	$2,536	$1,462

Interest expense, net, Equity earnings of affiliates, Other, net, Income tax expense and Minority interest in subsidiaries are not allocated to segments as they are not under the control of segment management.

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $323 million and $242 million for the three months ended March 31, 2007 and 2006, respectively, and of approximately $759 million and $637 million for the nine months ended March 31, 2007 and 2006, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating loss of approximately $10 million and operating profit of approximately $6 million, generated primarily by the Filmed Entertainment segment, for the three months ended March 31, 2007 and 2006, respectively, and operating profit of approximately $26 million and $27 million for the nine months ended March 31, 2007 and 2006, respectively, have been eliminated within the Filmed

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Entertainment segment.

	For the three months ended March 31, 2007
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$410	$22	$—	$432
Television	273	23	—	296
Cable Network Programming	282	15	17	314
Direct Broadcast Satellite Television	91	49	—	140
Magazines and Inserts	102	2	—	104
Newspapers	156	72	—	228
Book Publishing	29	2	—	31
Other	(104)	39	—	(65)

Total	$1,239	$224	$17	$1,480

	For the three months ended March 31, 2006
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$225	$17	$—	$242
Television	286	24	—	310
Cable Network Programming	211	13	25	249
Direct Broadcast Satellite Television	69	37	—	106
Magazines and Inserts	90	2	—	92
Newspapers	153	65	—	218
Book Publishing	26	2	—	28
Other	(49)	29	—	(20)

Total	$1,011	$189	$25	$1,225

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended March 31, 2007
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$1,119	$62	$—	$1,181
Television	577	68	—	645
Cable Network Programming	806	42	56	904
Direct Broadcast Satellite Television	66	140	—	206
Magazines and Inserts	254	6	—	260
Newspapers	450	207	—	657
Book Publishing	138	6	—	144
Other	(176)	106	—	(70)

Total	$3,234	$637	$56	$3,927

	For the nine months ended March 31, 2006
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$892	$63	$—	$955
Television	629	66	—	695
Cable Network Programming	670	38	78	786
Direct Broadcast Satellite Television	(45)	121	—	76
Magazines and Inserts	242	5	—	247
Newspapers	347	196	—	543
Book Publishing	173	5	—	178
Other	(68)	67	—	(1)

Total	$2,840	$561	$78	$3,479

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	At March 31, 2007	At June 30, 2006
	(in millions)
Total assets:
Filmed Entertainment	$7,192	$6,489
Television	13,101	12,903
Cable Network Programming	8,296	7,813
Direct Broadcast Satellite Television	1,969	2,124
Magazines and Inserts	1,281	1,257
Newspapers	5,238	4,524
Book Publishing	1,583	1,452
Other	11,547	9,486
Investments	11,407	10,601

Total assets	$61,614	$56,649

Goodwill and Intangible assets, net:
Filmed Entertainment	$1,989	$2,010
Television	10,195	10,195
Cable Network Programming	5,503	5,393
Direct Broadcast Satellite Television	588	563
Magazines and Inserts	1,006	1,006
Newspapers	1,907	1,709
Book Publishing	508	508
Other	3,191	2,610

Total goodwill and intangibles, net	$24,887	$23,994

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Earnings Per Share

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

EPS has been presented in the two-class presentation, as the shares of Class B Common Stock participate in dividends with the shares of Class A Common Stock. The following tables set forth the computation of basic and diluted EPS under SFAS No. 128, “Earnings per Share”:

	For the three months ended March 31,
	2007	2006
	(in millions)
Income from continuing operations available to stockholders - basic	$871	$820
Other	(1)	—

Income from continuing operations available to stockholders - diluted	$870	$820

Net income available to stockholders - basic	$871	$820
Other	(1)	—

Net income available to stockholders - diluted	$870	$820

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended March 31,
	2007			2006
	Class A	Class B	Total	Class A	Class B	Total
	(in millions, except per share data)
Allocation of income - basic:
Income from continuing operations	$632	$239	$871	$593	$227	$820
Net income available to stockholders	632	239	871	593	227	820

Weighted average shares used in income allocation	2,611	987	3,598	2,622	1,004	3,626

Allocation of income - diluted:
Income from continuing operations	$633	$237	$870	$594	$226	$820
Net income available to stockholders	633	237	870	594	226	820

Weighted average shares used in income allocation	2,638	987	3,625	2,643	1,004	3,647

Weighted average shares - basic	2,176	987	3,163	2,185	1,004	3,189
Shares issuable under equity based compensation plans	22	—	22	18	—	18

Weighted average shares - diluted	2,198	987	3,185	2,203	1,004	3,207

Earnings per share - basic:
Income from continuing operations	$0.29	$0.24		$0.27	$0.23
Net income	$0.29	$0.24		$0.27	$0.23

Earnings per share - diluted:
Income from continuing operations	$0.29	$0.24		$0.27	$0.22
Net income	$0.29	$0.24		$0.27	$0.22

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended March 31,
	2007	2006
	(in millions)
Income from continuing operations available to stockholders - basic	$2,536	$2,094
Other	(3)	(1)

Income from continuing operations available to stockholders - diluted	$2,533	$2,093

Gain on disposition of discontinued operations	$—	$381
Cumulative effect of accounting change, net of tax	$—	$(1,013)
Net income available to stockholders - basic	$2,536	$1,462
Other	(3)	(1)

Net income available to stockholders - diluted	$2,533	$1,461

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended March 31,
	2007			2006
	Class A	Class B	Total	Class A	Class B	Total
	(in millions, except per share data)
Allocation of income - basic:
Income from continuing operations	$1,840	$696	$2,536	$1,512	$582	$2,094
Gain on disposition of discontinued operations	—	—	—	275	106	381
Cumulative effect of accounting change, net of tax	—	—	—	(732)	(281)	(1,013)
Net income available to stockholders	1,840	696	2,536	1,056	406	1,462

Weighted average shares used in income allocation	2,610	987	3,597	2,650	1,020	3,670

Allocation of income - diluted:
Income from continuing operations	$1,843	$690	$2,533	$1,515	$578	$2,093
Gain on disposition of discontinued operations	—	—	—	276	105	381
Cumulative effect of accounting change, net of tax	—	—	—	(733)	(280)	(1,013)
Net income available to stockholders	1,843	690	2,533	1,058	403	1,461

Weighted average shares used in income allocation	2,634	987	3,621	2,672	1,020	3,692

Weighted average shares - basic	2,175	987	3,162	2,208	1,020	3,228
Shares issuable under equity based compensation plans	20	—	20	19	—	19

Weighted average shares - diluted	2,195	987	3,182	2,227	1,020	3,247

Earnings per share - basic:
Income from continuing operations	$0.85	$0.71		$0.68	$0.57
Gain on disposition of discontinued operations	$—	$—		$0.12	$0.10
Cumulative effect of accounting change, net of tax	$—	$—		$(0.33)	$(0.28)
Net income	$0.85	$0.71		$0.48	$0.40

Earnings per share - diluted:
Income from continuing operations	$0.84	$0.70		$0.68	$0.57
Gain on disposition of discontinued operations	$—	$—		$0.12	$0.10
Cumulative effect of accounting change, net of tax	$—	$—		$(0.33)	$(0.27)
Net income	$0.84	$0.70		$0.48	$0.40

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Additional Financial Information

Supplemental Cash Flows Information

	For the nine months ended March 31,
	2007	2006
	(in millions)
Supplemental cash flow information:
Cash paid for income taxes	$(752)	$(407)
Cash paid for interest	(511)	(469)
Sale of other investments	61	11
Purchase of other investments	(377)	(57)
Supplemental information on businesses acquired:
Fair value of assets acquired	960	1,725
Cash acquired	67	25
Less: Liabilities assumed	(262)	(152)
Minority interest acquired	(109)	39
Cash paid	(656)	(1,604)

Fair value of stock consideration	$—	$33

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Subsequent Events

In April 2007, the Company completed its acquisition of Federal Publishing Company’s magazines, newspapers and online properties in Australia, from F Hannan Pty Limited for approximately $397 million.

In May 2007, the Company confirmed that it had made an offer to acquire all of the outstanding shares of Dow Jones & Company for $60 per share in cash, or in a combination of cash and Company stock.

In May 2007, the Company sold its investment in Fairfax for approximately $310 million.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Supplemental Guarantor Information

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

The Credit Agreement provides a $1.75 billion revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit, and expires on June 30, 2008. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the Credit Agreement include the requirement that the Company maintain specific gearing and interest coverage ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.15% regardless of facility usage. The Company pays interest of a margin over LIBOR for borrowings and a letter of credit fee of 0.60%. The Company is subject to an additional fee of 0.125% if borrowings under the facility exceed 25% of the committed facility. The interest and fees are based on the Company’s current credit rating.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the nine months ended March 31, 2007

(in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$5	$—	$503	$20,780	$—	$21,288
Expenses	198	—	363	17,493	—	18,054

Operating (loss) income	(193)	—	140	3,287	—	3,234

Other (expense) Income:
Interest expense, net	(1,424)	(224)	388	854	—	(406)
Equity earnings of affiliates	3	—	26	718	—	747
Earnings (losses) from subsidiary entities	1,229	2,830	3,624	—	(7,683)	—
Other, net	8	(70)	42	513	—	493

Income (loss) before income tax expense and minority interest in subsidiaries	(377)	2,536	4,220	5,372	(7,683)	4,068
Income tax benefit (expense)	138	—	(1,542)	(1,962)	1,880	(1,486)
Minority interest in subsidiaries, net of tax	—	—	—	(46)	—	(46)

Net (loss) income	$(239)	$2,536	$2,678	$3,364	$(5,803)	$2,536

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the nine months ended March 31, 2006

(in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$5	$—	$493	$18,047	$—	$18,545
Expenses	159	—	329	15,217	—	15,705

Operating (loss) income	(154)	—	164	2,830	—	2,840

Other (expense) Income:
Interest expense, net	(1,196)	(75)	116	745	—	(410)
Equity earnings of affiliates	—	—	21	589	—	610
Earnings (losses) from subsidiary entities	1,037	1,607	1,760	—	(4,404)	—
Other, net	36	(70)	22	255	—	243

Income (loss) before income tax expense, minority interest in subsidiaries and cumulative effect of accounting change	(277)	1,462	2,083	4,419	(4,404)	3,283
Income tax (expense) benefit	97	—	(727)	(1,542)	1,027	(1,145)
Minority interest in subsidiaries, net of tax	—	—	—	(44)	—	(44)

Income (loss) from continuing operations	(180)	1,462	1,356	2,833	(3,377)	2,094
Gain on disposition of discontinued operations	—	—	—	381	—	381

Income (loss) before cumulative effect of accounting change	(180)	1,462	1,356	3,214	(3,377)	2,475
Cumulative effect of accounting change, net of tax	—	—	—	(1,013)	—	(1,013)

Net (loss) income	$(180)	$1,462	$1,356	$2,201	$(3,377)	$1,462

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

At March 31, 2007

(in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Assets:
Current assets:
Cash and cash equivalents	$4,934	$—	$—	$2,312	$—	$7,246
Receivables, net	24	—	—	6,023	—	6,047
Inventories, net	—	—	37	2,227	—	2,264
Other	8	—	6	390	—	404

Total current assets	4,966	—	43	10,952	—	15,961

Non-current assets:
Receivables	2	—	—	483	—	485
Inventories, net	—	—	—	2,610	—	2,610
Property, plant and equipment, net	81	—	2	5,197	—	5,280
Intangible assets, net	—	—	70	11,456	—	11,526
Goodwill	4	—	—	13,357	—	13,361
Other	153	1	122	708	—	984
Investments
Investments in associated companies and other investments	113	—	688	10,606	—	11,407
Intragroup investments	44,858	82,472	82,011	17,932	(227,273)	—

Total investments	44,971	82,472	82,699	28,538	(227,273)	11,407

Total non-current assets	45,211	82,473	82,893	62,349	(227,273)	45,653

TOTAL ASSETS	$50,177	$82,473	$82,936	$73,301	$(227,273)	$61,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings	$350	$—	$—	$12	$—	$362
Other current liabilities	45	180	1,250	5,193	791	7,459

Total current liabilities	395	180	1,250	5,205	791	7,821
Non-current liabilities:
Borrowings	11,939	—	—	173	—	12,112
Other non-current liabilities	371	1	2,654	6,440	(436)	9,030
Intercompany	16,180	4,578	(6,230)	(14,528)	—	—
Minority interest in subsidiaries	—	—	—	413	—	413
Stockholders’ Equity	21,292	77,714	85,262	75,598	(227,628)	32,238

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,177	$82,473	$82,936	$73,301	$(227,273)	$61,614

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

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the nine months ended March 31, 2007

(in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$(142)	$630	$(100)	$2,140	$—	$2,528

Investing and other activities:
Property, plant and equipment	(6)	—	—	(898)	—	(904)
Investments	(17)	—	—	(1,008)	—	(1,025)
Proceeds from sale of investments and non-current assets	5	—	100	305	—	410

Net cash (used in) provided by investing activities	(18)	—	100	(1,601)	—	(1,519)

Financing activities:
Borrowings	1,000	—	—	181	—	1,181
Repayment of borrowings	—	—	—	(190)	—	(190)
Issuance of shares	—	316	—	34	—	350
Repurchase of shares	—	(783)	—	—	—	(783)
Dividends paid	—	(180)	—	(6)	—	(186)

Net cash provided by (used in) financing activities	1,000	(647)	—	19	—	372

Net increase (decrease) in cash and cash equivalents	840	(17)	—	558	—	1,381
Cash and cash equivalents, beginning of period	4,094	17	—	1,672	—	5,783
Exchange movement on opening cash balance	—	—	—	82	—	82

Cash and cash equivalents, end of period	$4,934	$—	$—	$2,312	$—	$7,246

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the nine months ended March 31, 2006

(in millions)

	News America Incorporated	News Corporation	Guarantor	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities	$(2,002)	$1,956	$—	$2,095	$—	$2,049

Investing and other activities:
Property, plant and equipment	(6)	—	—	(642)	—	(648)
Investments	2	—	—	(1,665)	—	(1,663)
Proceeds from sale of investments and non-current assets	—	—	—	799	—	799

Net cash (used in) provided by investing activities	(4)	—	—	(1,508)	—	(1,512)

Financing activities:
Borrowings	1,133	—	—	16	—	1,149
Repayment of borrowings	(831)	—	—	(8)	—	(839)
Issuance of shares	—	94	—	16	—	110
Repurchase of shares	—	(1,810)	—	—	—	(1,810)
Dividends paid	—	(239)	—	(7)	—	(246)

Net cash provided by (used in) financing activities	302	(1,955)	—	17	—	(1,636)

Net (decrease) increase in cash and cash equivalents	(1,704)	1	—	604	—	(1,099)
Cash and cash equivalents, beginning of period	4,234	—	—	2,236	—	6,470
Exchange movement on opening cash balance	—	—	—	(47)	—	(47)

Cash and cash equivalents, end of period	$2,530	$1	$—	$2,793	$—	$5,324

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

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of News Corporation and its subsidiaries’ (together “News Corporation” or the “Company”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business - This section provides a general description of the Company’s businesses, as well as recent developments that have occurred either during fiscal 2007 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations - This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2007 and 2006. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•

Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2007 and 2006. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

•

Television, which principally consists of the operation of 35 full power broadcast television stations, including nine duopolies, in the United States (of these stations, 25 are affiliated with the FOX network and ten are affiliated with the MyNetworkTV network), the broadcasting of network programming in the United States and the development, production and broadcasting of television programming in Asia.

•

Cable Network Programming, which principally consists of the licensing and production of programming distributed through cable television systems and direct broadcast satellite operators primarily in the United States.

•	Direct Broadcast Satellite Television (“DBS”), which principally consists of the distribution of premium programming services via satellite and broadband directly to subscribers in Italy.

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

•

Other, which includes NDS Group plc (“NDS”), a company engaged in the business of supplying open end-to-end digital technology and services to digital pay-television platform operators and content providers; News Outdoor, an advertising business which offers display advertising primarily in outdoor locations throughout Russia and Eastern Europe; Fox Interactive Media (“FIM”), which operates the Company’s Internet activities; and Global Cricket Corporation, which has the exclusive rights to broadcast the 2007 Cricket World Cup.

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

The television stations owned by the Company compete for programming, audiences and advertising revenues with other television stations and cable networks in their respective coverage areas and, in some cases, with respect to programming, with other station groups, and in the case of advertising revenues, with other local and national media. The competitive position of the FOX affiliated television stations owned by the Company is largely influenced by the strength of FOX, and, in particular, the prime-time viewership of FOX, as well as the quality of the syndicated programs and local news programs in time periods not programmed by FOX.

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

The Company has several multi-year sports rights agreements, including contracts with the National Football League (“NFL”) through fiscal 2012, contracts with the National Association of Stock Car Auto Racing (“NASCAR”) for certain races and exclusive rights for certain ancillary content through calendar year 2014, a contract with Major League Baseball (“MLB”) through calendar year 2013 and a contract for the Bowl Championship Series (“BCS”) through calendar year 2010. These contracts provide the Company with the broadcast rights to certain national sporting events during their respective terms. The costs of these sports contracts are charged to expense based on the ratio of each period’s operating profits to estimated total remaining operating profit of the contract.

The profitability of these long-term national sports contracts is based on the Company’s best estimates at March 31, 2007 of directly attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied at March 31, 2007, a loss may be recorded. Should revenues improve as compared to estimated revenues, the Company may have an improved operating profit related to the contract, which may be recognized over the estimated remaining contract term.

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

Direct Broadcast Satellite Television

The DBS segment’s operations consist principally of SKY Italia, which provides premium programming services via satellite and broadband directly to subscribers in Italy. SKY Italia derives revenues principally from subscriber fees. The Company believes that the quality and variety of video, audio and interactive programming, quality of picture, access to service, customer service and price are the key elements for gaining and maintaining market share. SKY Italia’s competition includes companies that offer video, audio, interactive programming, telephony, data and other information and entertainment services, including broadband Internet providers, digital terrestrial transmission (“DTT”) services, wireless companies and companies that are developing new technologies.

During fiscal 2005, competitive DTT services in Italy expanded to include pay-per-view offering of soccer games previously available exclusively on the SKY Italia platform. The Company is currently prohibited from providing a pay DTT service under regulations of the European Commission. In addition, the Italian government previously offered a subsidy on the purchase of DTT decoders.

SKY Italia’s most significant operating expenses are those related to the acquisition of entertainment, movie and sports programming and subscribers and the production and technical expenses related to operating the technical facilities. Operating expenses related to sports programming are generally recognized over the course of the related sport season, which may cause fluctuations in the operating results of this segment.

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

Major new title releases represent a significant portion of the Company’s sales throughout the fiscal year. Consumer books are generally sold on a fully returnable basis, resulting in the return of unsold books. In the domestic and international markets, the Company is subject to global trends and local economic conditions.

Operating expenses for the Book Publishing segment include costs related to paper, printing, authors’ royalties, editorial, art and design expenses. Selling, general and administrative expenses include promotional expenses, salaries, employee benefits, rent and other routine overhead.

The book publishing business operates in a highly competitive market and has been affected by consolidation trends. This market continues to change in response to technological innovations and other factors. Recent years have brought a number of significant mergers among the leading book publishers. The book superstore remains a significant factor in the industry contributing to the general trend toward consolidation in the retail channel. There have also been a number of mergers completed in the distribution channel. The Company must compete with other publishers such as Random House, Penguin Group, Simon & Schuster and Hachette Livre, for the rights to works by well-known authors and public personalities. Although the Company currently has strong positions in each of its book publishing markets, further consolidation in the industry could place the Company at a competitive disadvantage with respect to scale and resources.

Other

NDS

NDS supplies open end-to-end digital technology and services to digital pay-television platform operators and content providers. NDS technologies include conditional access and microprocessor security, broadcast stream management, set-top box and residential gateway middleware, electronic program guides, digital video recording technologies and interactive infrastructure and applications. NDS’ software systems, consultancy and systems integration services are focused on providing platform operators and content providers with technology to help them profit from the secure distribution of digital information and entertainment to consumer devices which incorporate various technologies supplied by NDS.

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

Other Recent Business Developments

In August 2006, the Company announced that its Fox Interactive Media (“FIM”) division entered into a multi-year search technology and services agreement with Google, Inc. (“Google”), pursuant to which Google is the exclusive search and keyword-targeted advertising sales provider for a majority of FIM’s web properties. Under the terms of the agreement, Google is obligated to make guaranteed minimum revenue share payments to FIM of $900 million based on FIM’s achievement of certain traffic and other commitments. These guaranteed minimum revenue share payments are expected to be made through the second quarter of calendar 2010.

On December 22, 2006, the Company signed a share exchange agreement (the “Share Exchange Agreement”) with Liberty Media Corporation (“Liberty”). Under the terms of the transaction, Liberty will exchange its entire economic position in the Company (approximately 325 million shares and 188 million shares of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”), and Class B common stock, par value $0.01 per share (“Class B Common Stock”), respectively) for 100% of a News Corporation subsidiary (“Splitco”), whose holdings will consist of an approximately 38% interest (approximately 470 million shares) in The DIRECTV Group, Inc. (“DIRECTV”) constituting the Company’s entire interest in DIRECTV, three of the Company’s Regional Sports Networks (FSN Northwest, FSN Pittsburgh and FSN Rocky Mountain (the “Three RSNs”)) and $588 million in cash, subject to adjustment.

The transaction contemplated by the Share Exchange Agreement was approved by the Class B Common Stockholders on April 3, 2007 but remains subject to customary closing conditions, including, among other things, regulatory approvals, the receipt of a ruling from the Internal Revenue Service and the absence of a material adverse effect on Splitco. If these conditions are satisfied, the transaction is expected to be completed in the second half of calendar 2007.

The Company will enter into a non-competition agreement with DIRECTV and non-competition agreements with each of the Three RSNs, in each case, restricting its right to compete for a period of four years with DIRECTV and the Three RSNs in the respective regions in which such entities are operating on the date the Share Exchange Agreement is consummated.

In January 2007, the Company and VeriSign, Inc. (“VeriSign”) formed a joint venture to provide entertainment content for mobile devices. The Company paid approximately $190 million for a controlling interest in VeriSign’s wholly-owned subsidiary, Jamba, which was combined with the Company’s Fox Mobile Entertainment assets. The results of the joint venture have been included in the Company’s consolidated results of operations since January 2007. The Company and VeriSign have various call and put rights related to VeriSign’s ownership interest.

In May 2007, the Company confirmed that it had made an offer to acquire all of the outstanding shares of Dow Jones & Company for $60 per share in cash, or in a combination of cash and Company stock.

RESULTS OF OPERATIONS

Results of Operations—For the three and nine months ended March 31, 2007 versus the three and nine months ended March 31, 2006.

The following table sets forth the Company’s operating results for the three and nine months ended March 31, 2007, as compared to the three and nine months ended March 31, 2006.

	For the three months ended March 31,			For the nine months ended March 31,
	2007	2006	% Change	2007	2006	% Change
	(in millions, except % and per share amounts)
Revenues	$7,530	$6,198	21%	$21,288	$18,545	15%
Expenses:
Operating	4,915	4,006	23%	14,000	12,116	16%
Selling, general and administrative	1,145	989	16%	3,400	2,926	16%
Depreciation and amortization	224	189	19%	637	561	14%
Other operating charges	7	3	**	17	102	(83)%

Total operating income	$1,239	$1,011	23%	$3,234	$2,840	14%

Interest expense, net	(141)	(141)	—	(406)	(410)	(1)%
Equity earnings of affiliates	255	264	(3)%	747	610	22%
Other, net	47	170	(72)%	493	243	**

Income from continuing operations before income tax expense and minority interest in subsidiaries	1,400	1,304	7%	$4,068	$3,283	24%
Income tax expense	(517)	(471)	10%	(1,486)	(1,145)	30%
Minority interest in subsidiaries, net of tax	(12)	(13)	(8)%	(46)	(44)	5%

Income from continuing operations	871	820	6%	2,536	2,094	21%
Gain on disposition of discontinued operations, net of tax	—	—	—	—	381	* *

Income before cumulative effect of accounting change	871	820	6%	2,536	2,475	2%
Cumulative effect of accounting change, net of tax	—	—	—	—	(1,013)	* *

Net income	$871	$820	6%	$2,536	$1,462	73%

Diluted earnings per share from continuing operations (1)	$0.27	$0.26	4%	$0.80	$0.64	25%

**	not meaningful

(1)

Represents earnings per share based on the total weighted average shares outstanding (Class A Common Stock and Class B Common Stock combined) for the three and nine months ended March 31, 2007 and 2006. Class A Common Stock carry rights to a greater dividend than Class B Common Stock through fiscal 2007. As such, net income available to the Company’s stockholders is allocated between the Company’s two classes of common stock, Class A Common Stock and Class B Common Stock. Subsequent to the final fiscal 2007 dividend payment, shares of Class A Common Stock will cease to carry any rights to a greater dividend than shares of Class B Common Stock. See Note 15 - Earnings Per Share.

Overview – The Company’s revenues increased 21% and 15% for the three and nine months ended March 31, 2007, respectively, as compared to the corresponding periods of fiscal 2006. The increases for the three and nine months ended March 31, 2007 were primarily due to revenue increases at the Filmed Entertainment, Cable Network Programming, Television, DBS and Other segments.

Operating expenses for the three and nine months ended March 31, 2007 increased approximately 23% and 16%, respectively, from the corresponding periods of fiscal 2006. The increases were primarily due to higher sports programming rights, higher amortization of production and participation costs and higher home entertainment manufacturing and marketing expenses.

Selling, general and administrative expenses increased 16% for both the three and nine months ended March 31, 2007, respectively from the corresponding periods of fiscal 2006. The increases for the three and nine months ended March 31, 2007 were primarily due to higher employee costs and higher costs related to Internet initiatives. Also contributing to the increase for the three months ended March 31, 2006 were the incremental expenses related to acquisitions. Depreciation and amortization for the three and nine months ended March 31, 2007 increased 19% and 14%, respectively, from incremental expenses in fiscal 2006, primarily resulting from acquisitions and additional plant and equipment placed into service.

During the three and nine months ended March 31, 2007, Operating income increased 23% and 14%, respectively, from the corresponding periods of fiscal 2006. The increases for the three and nine months ended March 31, 2007 were primarily due to increased Operating income at the Filmed Entertainment, Cable Network Programming and DBS segments. These increases were partially offset by operating result decreases at the Television and Other segments. The increase in Operating income during the nine month ended March 31, 2007 was also a result of the $102 million redundancy provision recorded in the nine months ended March 31, 2006 at the Newspaper segment as compared to $17 million recorded during the nine months ended March 31, 2007.

Interest expense, net – Interest expense, net, for the three months ended March 31, 2007 remained consistent as compared to the corresponding period of fiscal 2006. The increase in interest income due to higher cash balances during the period was offset by increased interest expense primarily due to the issuance in March 2007 of $1,000 million in 6.15% Senior Notes due 2037. Interest expense, net decreased $4 million for the nine months ended March 31, 2007, as compared to the corresponding period of fiscal 2006, primarily due to higher interest income as a result of higher cash balances during the period. The increase in interest income was partially offset by increased interest expense primarily due to the issuance of $1,150 million in 6.4% Senior Notes due 2035 in December 2005 and 6.15% Senior Notes due 2037 in March 2007.

Equity earnings of affiliates – Net earnings from equity affiliates decreased $9 million and increased $137 million for the three and nine months ended March 31, 2007, respectively, as compared to the corresponding periods of fiscal 2006. Both periods reflect improvements due to increased contributions from DIRECTV, reflecting subscriber growth and higher pricing, as well as lower expenses resulting from DIRECTV’s set-top receiver lease program. These improvements were offset by the absence of equity earnings from Innova (sold February 2006) and Sky Brasil (sold August 2006).

	For the three months ended March 31,			For the nine months ended March 31,
	2007	2006	% Change	2007	2006	% Change
	(in millions, except %)
British Sky Broadcasting Group plc	$101	$100	1%	$273	$286	(5)%
The DIRECTV Group, Inc	106	61	74%	336	89	**
Other DBS equity affiliates	2	66	(97)%	9	101	(91)%
Cable channel equity affiliates	22	9	**	66	52	27%
Other equity affiliates	24	28	(14)%	63	82	(23)%

Total equity earnings of affiliates	$255	$264	(3)%	$747	$610	22%

**	not meaningful

Other, net – Other, net consisted of the following:

	For the three months ended March 31,		For the nine months ended March 31,
	2007	2006	2007	2006
	(in millions)		(in millions)
Termination of participation rights agreement (a)	$97	$—	$97	$—
Gain on the sale of Sky Brasil (b)	—	—	261	—
Gain on the sale of Phoenix Satellite Television Holdings Limited (b)	—	—	136	—
Gain on Sale of Innova (b)	—	206	—	206
Gain on the sale of China Netcom (b)	—	—	—	52
Change in fair value of exchangeable securities (c)	(52)	(35)	16	(8)
Other	2	(1)	(17)	(7)

Total Other, net	$47	$170	$493	$243

(a)	See Note 2 – Acquisitions, Disposals and Other Transactions

(b)	See Note 5 – Investments.

(c)

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

Income tax expense – The effective tax rate for the three and nine months ended March 31, 2007 was 37%, which was higher than the corresponding periods of fiscal 2006 of 36% and 35%, respectively, due to the effect of the American Jobs Creation Act of 2004 on the fiscal 2006 effective tax rates. The effective tax rates for the three and nine months ended March 31, 2007 and the three months ended March 31, 2006 were higher than the U.S. statutory rate primarily due to foreign and state income taxes.

Gain on disposition of discontinued operations, net of tax – In October 2005, the Company sold its TSL Education Ltd. division (“TSL”), which included The Times Educational Supplement and other newspapers, magazines, websites and exhibitions aimed at teachers and education professionals in the United Kingdom, for cash consideration of approximately $395 million. In connection with this transaction, the Company recorded a gain of $381 million, net of tax of $0.

The provision for income taxes reported in discontinued operations of $0 differs from the amount computed using the U.S. statutory income tax rate, due to the tax being offset by a release of a valuation allowance that was applied to an existing deferred tax asset established for capital losses, which because of the TSL transaction, can now be utilized. Therefore, there is no resulting tax liability.

Cumulative effect of accounting change, net of tax - Effective July 1, 2005, the Company adopted Emerging Issues Task Force Topic No. D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill” (“D-108”). D-108 requires companies who have applied the residual value method in the valuation of acquired identifiable intangibles for purchase accounting and impairment testing to now use a direct value method. As required, as a result of the adoption, the Company recorded a charge of $1.6 billion ($1 billion net of tax, or ($0.33) per diluted share of Class A Common Stock and ($0.27) per diluted share of Class B Common Stock) to reduce the intangible balances attributable to its television stations’ FCC licenses. This charge has been reflected as a cumulative effect of accounting change, net of tax in the consolidated statement of operations.

Net income – Net income for the three months ended March 31, 2007 increased $51 million, as compared to the corresponding period of fiscal 2006, primarily due to the increases in Operating income noted above. The increase in net income for the three months ended March 31, 2007 was partially offset by a decrease in Other, net. For the nine months ended March 31, 2007, the Company’s net income increased $1,074 million as compared to the corresponding period of fiscal 2006. The increase in net income for the nine months ended March 31, 2007 primarily reflects the absence of the cumulative effect of accounting change recognized in the corresponding period of fiscal 2006 and an increase in Other, net. The increase in net income in the nine months ended March 31, 2007 was partially offset by the effect of the gain on sale of TSL during the second quarter of fiscal 2006, with no corresponding gain in fiscal 2007.

Segment Analysis:

The following table sets forth the Company’s revenues and operating income by segment for the three and nine months ended March 31, 2007, as compared to the three and nine months ended March 31, 2006.

	For the three months ended March 31,			For the nine months ended March 31,
	2007	2006	% Change	2007	2006	% Change
	(in millions, except %)
Revenues:
Filmed Entertainment	$1,802	$1,388	30%	$5,280	$4,414	20%
Television	1,568	1,347	16%	4,271	3,991	7%
Cable Network Programming	998	839	19%	2,807	2,424	16%
Direct Broadcast Satellite Television	825	675	22%	2,211	1,793	23%
Magazines and Inserts	303	300	1%	844	832	1%
Newspapers	1,123	1,015	11%	3,290	3,037	8%
Book Publishing	291	275	6%	1,052	1,056	—
Other	620	359	73%	1,533	998	54%

Total revenues	$7,530	$6,198	21%	$21,288	$18,545	15%

Operating income (loss):
Filmed Entertainment	$410	$225	82%	$1,119	$892	25%
Television	273	286	(5)%	577	629	(8)%
Cable Network Programming	282	211	34%	806	670	20%
Direct Broadcast Satellite Television	91	69	32%	66	(45)	**
Magazines and Inserts	102	90	13%	254	242	5%
Newspapers	156	153	2%	450	347	30%
Book Publishing	29	26	12%	138	173	(20)%
Other	(104)	(49)	**	(176)	(68)	**

Total operating income (loss)	$1,239	$1,011	23%	$3,234	$2,840	14%

**	not meaningful

Filmed Entertainment (25% and 24% of the Company’s consolidated revenues in the first nine months of fiscal 2007 and 2006, respectively)

For the three and nine months ended March 31, 2007, revenues at the Filmed Entertainment segment increased $414 million, or 30%, and $866 million, or 20%, respectively, as compared with the corresponding periods of fiscal 2006, primarily due to increased worldwide theatrical and home entertainment revenues. The worldwide theatrical revenue increase for the three months ended March 31, 2007, was driven by strong performances from Night at the Museum and Eragon, compared to the corresponding period of fiscal 2006, which included the worldwide performances of Cheaper By the Dozen 2, Big Momma’s House 2 and the opening weekend results of Ice Age: The Meltdown, as well as the international theatrical performance of Walk the Line. The increase in home entertainment revenues for the three months ended March 31, 2007 was primarily driven by the worldwide home entertainment release of Borat: Cultural Learnings of America for Make Benefit Glorious Nation of Kazakhstan, the domestic home entertainment releases of Eragon, Flicka and The Marine and the international home entertainment performance of The Devil Wears Prada. The corresponding period of fiscal 2006 included the domestic home entertainment release of Walk the Line and Transporter 2, as well as the continued performance of Fantastic Four. Home entertainment revenues generated from the sale and distribution of film and television titles in the three months ended March 31, 2007 were 81% and 19%, respectively, of total home entertainment revenues, and 77% and 23%, respectively, in the nine months ended March 31, 2007.

For the three and nine months ended March 31, 2007, the Filmed Entertainment segment’s Operating income increased $185 million, or 82%, and $227 million, or 25%, respectively, as compared to the corresponding periods of fiscal 2006. These increases were primarily due to the revenue increases noted above, which were partially offset by higher releasing costs and higher amortization of production and participation costs directly associated with the increase in revenues noted above.

Television (20% and 22% of the Company’s consolidated revenues in the first nine months of fiscal 2007 and 2006, respectively)

For the three and nine months ended March 31, 2007, the Television segment reported revenue increases of $221 million, or 16%, and $280 million, or 7%, as compared to the corresponding periods of fiscal 2006. For the three and nine months ended March 31, 2007, the Television segment reported Operating income decreases of $13 million, or 5%, and $52 million, or 8%, respectively, from the corresponding periods of fiscal 2006.

Revenues at the Company’s U.S. television operations increased 19% and 9% for the three and nine months ended March 31, 2007, respectively, as compared to the corresponding periods of fiscal 2006. The increases were primarily due to the broadcasts of the BCS and NASCAR’s Daytona 500 with no comparable events in the corresponding periods of fiscal 2006 and higher FOX prime-time advertising revenue due to higher pricing. These revenue increases were partially offset by revenue decreases at the Company owned MyNetworkTV affiliated stations. Also contributing to the increase for the nine months ended March 31, 2007 was higher political advertising revenues at the Company’s television stations due to higher spending resulting from the November 2006 elections. Operating income at the U.S. television operations for the three and nine months ended March 31, 2007 decreased approximately 1% and 5%, respectively, from the corresponding periods of fiscal 2006. The decreases in Operating income were primarily due to expenses associated with MyNetworkTV which was launched in September 2006, higher sports programming costs related to the BCS and Daytona 500 with no comparable events in the corresponding periods of fiscal 2006 and the revenue decreases at the MyNetworkTV affiliates noted above. Also contributing to the decrease in Operating income for the nine months ended March 31, 2007 was lower ratings for the MLB post-season and higher sports programming costs related to the new NFL contract.

Revenues for the three and nine months ended March 31, 2007 at the Company’s international television operations increased over the corresponding periods of fiscal 2006. Increases during the three and nine months ended March 31, 2007, were primarily due to higher advertising revenues in India. Also contributing to the increase for the nine months ended March 31, 2007 was an increase in subscription revenues. Operating income decreased for the three and nine months ended March 31, 2007, as compared to the corresponding periods of fiscal 2006, primarily due to higher operating and selling, general and administrative expenses.

Cable Network Programming (13% of the Company’s consolidated revenues in the first nine months of fiscal 2007 and 2006)

For the three and nine months ended March 31, 2007, revenues for the Cable Network Programming segment increased $159 million, or 19% and $383 million, or 16%, respectively, as compared to the corresponding periods of fiscal 2006. These increases were driven by revenue growth at Fox News, FX, the RSNs and the Company’s international cable channels.

For the three and nine months ended March 31, 2007, Fox News’ revenues increased 19% and 16%, respectively, as compared to the corresponding periods of fiscal 2006, primarily due to affiliate revenue increases driven by an increase in average rate per subscriber and lower cable distribution amortization. In addition, revenue from licensing fees contributed to the increase in the nine months ended March 31, 2007 from the corresponding periods of fiscal 2006. As of March 31, 2007, Fox News reached approximately 91 million Nielsen households.

For the three and nine months ended March 31, 2007, FX’s revenues increased 8% and 9%, respectively, as compared to the corresponding periods of fiscal 2006, driven by advertising and affiliate revenue increases. Advertising revenues increased for the three and nine months ended March 31, 2007, as compared to the corresponding periods of fiscal 2006, due to additional commercial spots sold. For the three and nine months ended March 31, 2007, affiliate revenues increased as compared to the corresponding periods of fiscal 2006 as a result of an increase in average rate per subscriber and number of subscribers. As of March 31, 2007, FX reached approximately 91 million Nielsen households.

For the three and nine months ended March 31, 2007, the RSNs’ revenues increased 10% and 12%, respectively, as compared to the corresponding periods of fiscal 2006, driven by advertising and affiliate revenue increases. Advertising revenues increased for the three and nine months ended March 31, 2007 as compared to the corresponding periods of fiscal 2006, primarily due to additional revenues from an increased number of National Basketball Association (“NBA”) games broadcasted and higher advertising revenues from NBA games. During the three and nine months ended March 31, 2007, affiliate revenues increased as compared to the corresponding periods of fiscal 2006, primarily due to higher rates and higher number of subscribers including those from the acquisition of SportSouth in May 2006.

Revenues at the Company’s international cable channels increased for the three and nine months ended March 31, 2007, respectively, as compared to the corresponding periods of fiscal 2006. The increases were due to improved advertising sales and subscriber growth at the Fox International Channels, as well as the consolidation of NGC Network LLC (“NGC International”) beginning January 1, 2007.

The Cable Network Programming segment Operating income increased $71 million, or 34%, and $136 million, or 20%, for the three and nine months ended March 31, 2007, respectively, as compared to the corresponding periods of fiscal 2006. These improvements were primarily driven by the revenue increases noted above, partially offset by higher sports rights amortization mainly due to additional games, higher entertainment programming for new shows and incremental expenses from the consolidation of NGC International.

Direct Broadcast Satellite Television (10% of the Company’s consolidated revenues in the first nine months of fiscal 2007 and 2006)

For the three and nine months ended March 31, 2007, SKY Italia revenues increased $150 million, or 22%, and $418 million, or 23%, respectively, as compared to the corresponding periods of fiscal 2006. This revenue growth was primarily driven by an increase of approximately 456,000 net subscribers over the twelve months ended March 31, 2007. During the third quarter of fiscal 2007, SKY Italia added approximately 135,000 net subscribers, which resulted in SKY Italia’s subscriber base totaling approximately 4.2 million at March 31, 2007. The total churn in the third quarter of fiscal 2007 was approximately 80,000 subscribers on an average subscriber base of approximately 4.1 million, as compared to churn of approximately 66,000 subscribers on an average subscriber base of approximately 3.7 million in the corresponding period of fiscal 2006. The total churn for the nine months ended March 31, 2007 was approximately 329,000 subscribers on an average subscriber base of approximately 4.0 million, as compared to churn of approximately 250,000 subscribers on an average subscriber base of approximately 3.5 million in the corresponding period of fiscal 2006. Subscriber churn for the period represents the number of SKY Italia subscribers whose service was disconnected during the period.

Average revenue per subscriber (“ARPU”) for the three and nine months ended March 31, 2007 was approximately €46 and approximately €43, respectively, which is consistent with the ARPU for the corresponding periods of fiscal 2006. SKY Italia calculates ARPU by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue for the period. Average subscribers are calculated for the period by adding the beginning and ending subscribers for the period and dividing by two.

Subscriber acquisition costs per subscriber (“SAC”) of approximately €245 in the third quarter of fiscal 2007 increased 4% as compared to the corresponding period of fiscal 2006, primarily due to a reduction of the upfront activation fees paid by the consumer. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross SKY Italia subscriber acquisitions during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly by SKY Italia to subscribers and the costs related to installation and acquisition advertising, net of any upfront activation fee. SKY Italia excludes the value of equipment capitalized under SKY Italia’s equipment lease program, as well as payments and the value of returned equipment related to disconnected lease program subscribers from subscriber acquisition costs.

For the three and nine months ended March 31, 2007, operating results at SKY Italia improved by $22 million and $111 million, respectively, as compared to the corresponding periods of fiscal 2006. The improvements in fiscal 2007 are primarily due to the revenue increases noted above, partially offset by higher programming costs due to the increased subscriber base, as well as higher sports rights amortization.

During the three months ended March 31, 2007, the weakening of the U.S. dollar resulted in increases of approximately 9% and 7% in revenues and Operating income, respectively, as compared to the corresponding period of fiscal 2006. The weakening of the U.S. dollar resulted in increases of approximately 7% in both revenues and Operating income for the nine months ended March 31, 2007, as compared to the corresponding period of fiscal 2006.

Magazines and Inserts (4% of the Company’s consolidated revenues in the first nine months of fiscal 2007 and 2006)

For the three and nine months ended March 31, 2007, revenues at the Magazines and Inserts segment increased $3 million, or 1%, and $12 million, or 1%, as compared to the corresponding periods of fiscal 2006, respectively. These increases were primarily due to increased volume of free standing insert products and increased demand for the Company’s in-store marketing products. These increases were partially offset by lower rates on the Company’s free standing insert and in-store marketing products.

Operating income for the three and nine months ended March 31, 2007 increased $12 million, or 13%, and $12 million, or 5%, as compared to the corresponding periods of fiscal 2006, respectively. The increase in the three months ended March 31, 2007 was primarily due to the revenue increases noted above, lower production, store commission and selling, general and administrative expenses. This increase was partially offset by higher paper rates. The increase in the nine months ended March 31, 2007 was primarily due to the revenue increases noted above, as well as lower production and store commission expenses. This increase was partially offset by higher selling, general and administrative expenses.

Newspapers (16% of the Company’s consolidated revenues in the first nine months of fiscal 2007 and 2006)

For the three and nine months ended March 31, 2007, revenues at the Newspaper segment increased $108 million, or 11%, and $253 million, or 8%, respectively, as compared to the corresponding periods of fiscal 2006. Operating income increased $3 million, or 2%, and $103 million, or 30%, for the three and nine months ended March 31, 2007, respectively, as compared to the corresponding periods of fiscal 2006. The increase during the nine months ended March 31, 2007 was primarily due to a higher redundancy provision recorded in the nine months ended March 31, 2006. During the nine months ended March 31, 2006, the Company recorded a redundancy provision of approximately $102 million as compared with a $17 million provision recorded during the corresponding current year period. During the three months ended March 31, 2007, the weakening of the U.S. dollar resulted in increases of approximately 9% in both revenues and Operating income as compared to the corresponding period of fiscal 2006. The weakening of the U.S. dollar resulted in increases of approximately 6% and 5% in revenues and Operating income, respectively, for the nine months ended March 31, 2007 as compared to the corresponding period of fiscal 2006.

For the three and nine months ended March 31, 2007, U.K. newspapers’ revenues increased 10%, as compared to the corresponding periods of fiscal 2006, primarily due to higher Internet revenues and the favorable foreign exchange movements, which were partially offset by lower circulation and advertising revenues. Operating income decreased for the three months ended March 31, 2007, as compared to the corresponding period of fiscal 2006, primarily due to higher operating costs associated with the launch of a free London newspaper, increased investment in Internet businesses and higher newsprint costs. The increase in operating costs were more than offset by the revenue increases noted above, lower production costs associated with decreased circulation and lower promotional costs. Operating income increased for the nine months ended March 31, 2007, as compared to the corresponding period of fiscal 2006, primarily due to a higher redundancy provision in the corresponding period of fiscal 2006, as well as lower production costs due to decreased circulation and lower promotional costs. These increases were partially offset by higher operating costs associated with the launch of a free London newspaper, increased investment in Internet businesses and higher newsprint costs.

For the three and nine months ended March 31, 2007, Australian newspapers’ revenue increased 10% and 5%, respectively, as compared to the corresponding periods of fiscal 2006, primarily resulting from favorable foreign exchange movements, increases in advertising revenues along with higher circulation revenues from cover price increases. For the three months ended March 31, 2007, Operating income increased 8% as compared with the corresponding period of fiscal 2006, primarily due to favorable foreign exchange movements as the revenue increases noted above, were largely offset by increases in employee, newsprint and depreciation costs. For the nine months ended March 31, 2007 Operating income increased 1% as compared to the corresponding period of fiscal 2006, primarily due to favorable foreign exchange movements with the revenue increases noted above being, outweighed by increased employee and newsprint costs.

Book Publishing (5% and 6% of the Company’s consolidated revenues in the first nine months of fiscal 2007 and 2006, respectively)

For the three months ended March 31, 2007, revenues at the Book Publishing segment increased by $16 million, or 6%, from the corresponding period of fiscal 2006, due to strong sales on key titles including The Measure of a Man by Sidney Poitier, partially offset by lower revenues from the successful children’s title The Chronicles of Narnia series in the corresponding period of fiscal 2006. Revenues for the nine months ended March 31, 2007 were relatively consistent as compared to the corresponding period of fiscal 2006. During the three months ended March 31, 2007, HarperCollins had 48 titles on The New York Times bestseller list, with 7 titles reaching the number one position. During the nine months ended March 31, 2007, HarperCollins had 90 titles on The New York Times bestseller lists with 9 titles reaching number one position.

Operating income for the three months ended March 31, 2007, increased $3 million, or 12%, as compared to the corresponding period of fiscal 2006, primarily due to the revenue increases noted above. Operating income for the nine months ended March 31, 2007, decreased $35 million, or 20% as compared to the corresponding period of fiscal 2006. The decrease was primarily due to lower sales of the profitable The Chronicles of Narnia which were included in the corresponding period of fiscal 2006, as well as a higher provision for bad debt due to the bankruptcy filing of a major distributor in December 2006.

Other (7% and 5% of the Company’s consolidated revenues in the first nine months of fiscal 2007 and 2006, respectively)

For the three and nine months ended March 31, 2007, revenues at the Other operating segment increased $261 million, or 73%, and $535 million, or 54%, respectively as compared to the corresponding periods of fiscal 2006. The increases were primarily driven by an increase in the number of active users and higher advertising revenues from FIM’s Internet sites. Also contributing to the revenue increase was Global Cricket Corporation’s (“GCC”) sale of the broadcast and sponsorship rights of the International Cricket Council (“ICC”) Cricket World Cup with no comparable event in the corresponding periods of the prior fiscal year.

Operating results for the three and nine months ended March 31, 2007, decreased $55 million and $108 million, respectively, as compared to the corresponding periods of fiscal 2006. The decrease in the three months ended March 31, 2007 primarily relates to a

$48 million loss on the Cricket World Cup which can be attributable to a shortfall in advertising and sponsorship revenue. This underperformance was due to the early elimination of two of the more popular teams from the competition, which resulted in matches among less well-known teams which has significantly reduced the Company’s advertising and sponsorship revenues. The decrease in the nine months ended March 31, 2007 primarily relates to the Cricket World Cup noted above and also includes incremental expenses from acquisitions by FIM, higher employee costs and higher costs related to Internet initiatives.

Liquidity and Capital Resources

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds; however, the Company has access to the worldwide capital markets, a $1.75 billion revolving credit facility and various film financing alternatives to supplement its cash flows. The availability under the revolving credit facility as of March 31, 2007 was reduced by letters of credit issued which totaled approximately $119 million. Also, as of March 31, 2007, the Company had consolidated cash and cash equivalents of approximately $7.2 billion. The Company believes that cash flows from operations will be adequate for the Company to conduct its operations. The Company’s internally generated funds are highly dependent upon the state of the advertising market and public acceptance of film and television products. Any significant decline in the advertising market or the performance of the Company’s films could adversely impact its cash flows from operations which could require the Company to seek other sources of funds including proceeds from the sale of certain assets or other alternative sources.

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

Sources and uses of cash

Net cash provided by operating activities for the nine months ended March 31, 2007 and 2006 was as follows (in millions):

For the nine months ended March 31,	2007	2006
Net cash provided by operating activities	$2,528	$2,049

The increase in net cash provided by operating activities reflects higher cash collections primarily from higher theatrical receipts, higher home entertainment product receipts and lower cash spent on the production of feature films at the Filmed Entertainment segment during the nine months ended March 31, 2007 as compared to the corresponding period of the prior year. These increases were partially offset by higher sports rights payments due to additional programming added and contractual increases on existing contracts.

Net cash used in investing activities for the nine months ended March 31, 2007 and 2006 was as follows (in millions):

For the nine months ended March 31,	2007	2006
Property, plant and equipment, net of acquisitions	$(904)	$(648)
Acquisitions, net of cash acquired	(589)	(1,578)
Investments in equity affiliates	(120)	(39)
Other investments	(316)	(46)
Proceeds from sale of investments and other non-current assets	410	404
Proceeds from disposition of discontinued operations	—	395

Net cash used in investing activities	$(1,519)	$(1,512)

Cash used in investing activities was slightly higher than the corresponding period of the prior fiscal year primarily due to increases in the total cash used for capital expenditures, investments and lower proceeds received from disposition of discontinued operations. Partially offsetting this increase was a reduction in the total net cash used for acquisitions.

The increase in capital expenditures was primarily due to the Company’s continued investment in new printing plants in the United Kingdom and an increase in expenditures related to Internet initiatives.

Net cash used in financing activities for the nine months ended March 31, 2007 and 2006 was as follows (in millions):

For the nine months ended March 31,	2007	2006
Borrowings	$1,181	$1,149
Repayment of borrowings	(190)	(839)
Issuance of shares	350	110
Repurchase of shares	(783)	(1,810)
Dividends paid	(186)	(246)

Net cash provided by (used in) financing activities	$372	$(1,636)

The increase in net cash provided by financing activities during the nine months ended March 31, 2007 was primarily due to a reduction in share repurchases of approximately $1,027 million. During the nine months ended March 31, 2007, the Company repurchased 34.5 million shares for approximately $783 million, as compared to repurchases of 113.1 million shares for approximately $1.8 billion in the nine months ended March 31, 2006. The increase in net cash provided by financing activities was also due to an increase in net borrowings of $681 million during the nine months ended March 31, 2007.

Debt Instruments

For the nine months ended March 31,	2007	2006
	(in millions)
Borrowings
Bank loans	$173	$—
Notes due 2035	—	1,133	( b)
Notes due 2037	1,000 (a)	—
All other	8	16

Total borrowings	$1,181	$1,149

Repayments of borrowings
Bank loans	$(154)	$—
Liquid Yield Option Notes TM	—	(831	)(c)
All other	(36)	(8)

Total repayments of borrowings	$(190)	$(839)

(a)	In March 2007, the Company issued $1,000 million of 6.15% Notes due 2037. The Company received proceeds of approximately $1,000 million on the issuance of this debt, net of expenses.

(b)	In December 2005, the Company issued $1,150 million of 6.40% Senior Notes due 2035. The Company received proceeds of approximately $1,133 million on the issuance of this debt, net of expenses.

(c)

On February 28, 2006, 92% of the Liquid Yield Option Notes (“LYONs”) were redeemed by the Company for cash at the specified redemption amount of $594.25 per LYON. Accordingly, the Company paid an aggregate of approximately $831 million to the holders of the LYONs who had exercised this redemption option.

Other

The Company’s 6.625% Senior Notes due 2008 in the amount of $350 million is due within the next twelve months and is classified as current borrowings as of March 31, 2007.

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

Ratings of the Public Debt

The table below summarizes the Company’s credit ratings as of March 31, 2007.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa 2	Stable
Standard & Poor’s	BBB	*

*	In December 2006, as a result of the announcement of the signing of the Share Exchange Agreement, Standard & Poors placed its ratings of the Company on CreditWatch with positive implications. (See Note 2 – Acquisitions, Disposals and Other Transactions for further discussion of the Share Exchange Agreement)

Revolving Credit Agreement

On June 27, 2003, News America Incorporated (“NAI”), an indirect wholly-owned subsidiary of the Company, entered into a $1.75 billion Five Year Credit Agreement (the “Credit Agreement”) with Citibank N.A., as administrative agent, JP Morgan Chase Bank, as syndication agent, and the lenders named therein. News Corporation, FEG Holdings, Inc., Fox Entertainment Group, Inc., News America Marketing FSI, L.L.C., News Publishing Australia Limited and News Australia Holdings Pty Limited are guarantors (the “Guarantors”) under the Credit Agreement. The Credit Agreement provides a $1.75 billion revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit, and expires on June 30, 2008. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the Credit Agreement include the requirement that the Company maintain specific gearing and interest coverage ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.15% regardless of facility usage. The Company pays interest of a margin over LIBOR for borrowings and a letter of credit fee of 0.60%. The Company is subject to additional fees of 0.125% if borrowings under the facility exceed 25% of the committed facility. The interest and fees are based on the Company’s current credit rating. At March 31, 2007, letters of credit representing approximately $119 million were issued under the Credit Agreement.

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

Other than previously disclosed in the notes to these unaudited consolidated financial statements, the Company’s commitments have not changed significantly from disclosures included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed with the SEC on August 23, 2006.

Guarantees

The Company had guaranteed a transponder lease for Sky Brasil, a former equity affiliate of the Company. The Company also guaranteed $210 million of the obligation of Sky Brasil under a credit agreement. Upon the closing of the sale, the Company’s interest in Sky Brasil in the first quarter of fiscal 2007, the Company was released from the transponder lease and was released from the credit agreement guarantee in January 2007.

A joint-venture in which the Company owns a 50% equity interest, entered into an agreement for global programming rights to International Cricket Council Events from 2007 through 2015. Under the terms of the agreement, the Company and the other joint-venture partner jointly guaranteed the programming rights obligation totaling $1,100 million over the term of the agreement.

Other than previously disclosed in the notes to these unaudited consolidated financial statements, the Company’s guarantees have not changed significantly from disclosures included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 filed with the SEC on August 23, 2006.

Contingencies

Other than previously disclosed in the notes to these unaudited consolidated financial statements, the Company is party to several purchase and sale arrangements which become exercisable over the next ten years by the Company or the counter-party to the agreement. Total contingent receipts/payments under these agreements (including cash and stock) have not been included in the Company’s financial statements. In the next twelve months, none of these arrangements that become exercisable are material.

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

The Company has exposure to several types of market risk: changes in foreign currency exchange rates; interest rates; and stock prices. The Company neither holds nor issues financial instruments for trading purposes.

The following sections provide quantitative information on the Company’s exposure to foreign currency exchange rate risk, interest rate risk and stock price risk. It makes use of sensitivity analyses that are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.

Foreign Currency Exchange Rates

The Company conducts operations in four principal currencies: the U.S. dollar; the British pound sterling; the Euro; and the Australian dollar. These currencies operate as the functional currency for the Company’s U.S., European (including the U.K.), and Australian operations, respectively. Cash is managed centrally within each of the four regions with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, drawdowns in the appropriate local currency are available either under the Credit Agreement or from intercompany borrowings. Since earnings of the Company’s Australian and European (including the U.K.) operations are expected to be reinvested in those businesses indefinitely, the Company does not hedge its investment in the net assets of those foreign operations.

At March 31, 2007, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $203 million (including the Company’s non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $25 million at March 31, 2007.

Interest Rates

The Company’s current financing arrangements and facilities include approximately $12,474 million of outstanding debt with fixed interest and the Credit Agreement, which carries variable interest. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair value of such debt, while a change in the interest rate of variable rate debt will impact interest expense as well as the amount of cash required to service such debt. As of March 31, 2007, substantially all of the Company’s financial instruments with exposure to interest rate risk were denominated in U.S. dollars and had an aggregate fair value of approximately $13,363 million. The potential change in fair value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $676 million at March 31, 2007.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity affiliates and had an aggregate fair value of approximately $20,401 million as of March 31, 2007. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $18,361 million. Such a hypothetical decrease would result in a decrease in comprehensive income of approximately $49 million, as any changes in fair value of the Company’s equity affiliates are not recognized unless deemed other-than-temporary, as these investments are accounted for under the equity method.

In accordance with SFAS No. 133, the Company has recorded the conversion feature embedded in its exchangeable debentures in other liabilities. At March 31, 2007, the fair value of this conversion feature was $217 million and was sensitive to movements in the share price of one of the Company’s publicly traded equity affiliates. A 10% increase in the price of the underlying shares, holding other factors constant, would increase the fair value of the call option by approximately $76 million.

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

(b) Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

See Note 11 - Contingencies to the unaudited consolidated financial statements, which is incorporated by reference.

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

In addition, the Company currently has in place a stockholder rights plan, which would cause extreme dilution to any person or group that attempts to acquire a significant interest in the Company without advance approval of the Board. Further, as a result of Mr. K. Rupert Murdoch’s ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns 1.6% of the Company’s Class A Common Stock and 30.1% of the Class B Common Stock, Mr. K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. Mr. K. Rupert Murdoch, however, disclaims any beneficial ownership of those shares. Also, Mr. K. Rupert Murdoch beneficially owns an additional 1.1% of the Class A Common Stock and 1.1% of the Class B Common Stock. Thus, Mr. K. Rupert Murdoch may be deemed to beneficially own in the aggregate 2.7% of the Class A Common Stock and 31.2% of the Class B Common Stock. Further, if the Share Exchange Agreement is consummated, the aggregate voting power represented by the shares of Class B Common Stock held by Mr. K. Rupert Murdoch and the Murdoch Family Trust would increase to approximately 38.6% of the Company’s aggregate voting power, subject to further increase to approximately 40.2% if the Company completes its previously announced stock repurchase program.

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

Below is a summary of the Company’s purchases of its Class A Common Stock and Class B Common Stock during the three months ended March 31, 2007:

	Total Number of Shares Purchased	Average Price per Share	Total Cost of Purchase
			(in millions)
Common Stock - January Class A	—	$—	$—
Common Stock - January Class B	—	—	—
Common Stock - February Class A	16,156,125	23.61	382
Common Stock - February Class B	—	—	—
Common Stock - March Class A	15,246,000	22.45	342
Common Stock - March Class B	—	—

Total	31,402,125		$724

The remaining authorized amount at March 31, 2007, excluding commission under the Company’s stock repurchase program was approximately $2,660 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits.

4.1	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of January 3, 2007, by and between News Corporation and Computershare Investor Services, LLC, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on January 4, 2007.)

4.2	Registration Rights Agreement, dated March 2, 2007, by and among News America Incorporated and the Guarantors listed therein and J.P. Morgan Securities Inc. as Initial Purchaser.*

4.3	Form of Notes representing $1 billion principal amount of 6.150% Senior Notes due 2037 and Officers’ Certificate of News Corporation relating thereto, dated March 2, 2007, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among the Company and the subsidiary guarantors named therein and The Bank of New York, as Trustee.*

10.1	Amended and Restated Employment Agreement, dated as of February 21, 2007, between News America Incorporated and Roger Ailes.*

10.2	Letter Agreement between News Corporation and Chase Carey, dated February 27, 2007.*

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION
(Registrant)

By:	/s/ David F. DeVoe
David F. DeVoe
Senior Executive Vice President and
Chief Financial Officer

Date: May 9, 2007