Form 10-K
period 2007-06-30
NEWS CORP
filed 2007-08-23
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2007

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission file number 001-32352

NEWS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 852-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Class A Common Stock, par value $0.01 per share	New York Stock Exchange
Class B Common Stock, par value $0.01 per share	New York Stock Exchange

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

Large Accelerated Filer  ☒                            Accelerated Filer  ☐                            Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

As of December 29, 2006, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of News Corporation’s Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $45,435,573,995, based upon the closing price of $21.48 per share as quoted on the New York Stock Exchange on that date, and the aggregate market value of News Corporation’s Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $15,100,155,432, based upon the closing price of $22.26 per share as quoted on the New York Stock Exchange on that date.

As of August 17, 2007, 2,141,871,251 shares of Class A Common Stock and 986,520,953 Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the News Corporation definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of News Corporation’s fiscal year end.

PART I

ITEM 1.	BUSINESS

Background

News Corporation, a Delaware corporation, is a diversified entertainment company with operations in eight industry segments, including (i) Filmed Entertainment, (ii) Television, (iii) Cable Network Programming, (iv) Direct Broadcast Satellite Television, (v) Magazines and Inserts, (vi) Newspapers, (vii) Book Publishing and (viii) Other. The activities of News Corporation are conducted principally in the United States, the United Kingdom, Continental Europe, Australia, Asia and the Pacific Basin. For financial information regarding News Corporation’s segments and operations in geographic areas see “Item 8. Financial Statements and Supplementary Data.” Unless otherwise indicated, references in this Annual Report on Form 10-K (the “Annual Report”) to “we,” “us,” “our,” “News Corporation” or the “Company” means News Corporation’s predecessor corporation, TNCL (as defined below), and its subsidiaries prior to November 12, 2004 and News Corporation and its subsidiaries from November 12, 2004 forward. Descriptions of transactions contained in this Annual Report that occurred prior to the Reorganization (as defined below) have been adjusted to reflect the consummation of the Reorganization.

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

In December 2006, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Liberty Media Corporation (“Liberty”). Under the terms of the Share Exchange Agreement, Liberty will exchange its entire interest in the Company’s common stock (approximately 325 million shares of Class A Common Stock and 188 million shares of Class B Common Stock) for 100% of a News Corporation subsidiary (“Splitco”), whose holdings will consist of the Company’s approximately 39% interest (approximately 470 million shares) in The DIRECTV Group, Inc. (“DIRECTV”) constituting the Company’s entire interest in DIRECTV, three of the Company’s Regional Sports Networks (FSN Northwest, FSN Pittsburgh and FSN Rocky Mountain (the “Three RSNs”)) and $588 million in cash, subject to adjustment.

The transaction contemplated by the Share Exchange Agreement was approved by the Company’ Class B stockholders on April 3, 2007, but remains subject to customary closing conditions, including, among other things, regulatory approvals, the receipt of a ruling from the Internal Revenue Service and the absence of a material adverse effect on Splitco. If these conditions are satisfied, the transaction is expected to be completed in the fourth quarter of calendar 2007.

On July 31, 2007, the Company entered into a definitive merger agreement (the “Merger Agreement”) with Dow Jones & Company, Inc. (“Dow Jones”), pursuant to which the Company will acquire Dow Jones in a transaction valued at approximately $5.6 billion. Members of the Bancroft family and related trusts owning approximately 37% of Dow Jones voting stock have agreed to vote their shares in favor of the transaction. Under the terms of the Merger Agreement, Dow Jones Stockholders will be entitled to receive $60 in cash for each share of Dow Jones stock they own, and up to 250 holders of record and not more than 10% of the shares of Dow Jones may elect to have their shares of Dow Jones converted into a number of units of a newly formed subsidiary of the Company (each unit of which will be exchangeable for one share of the Company’s Class A Common Stock in accordance with the terms and conditions of such subsidiary’s operating agreement). The Merger Agreement is subject to, among other things, the adoption of the Merger Agreement by Dow Jones’ stockholders, the execution of an editorial agreement (the form of which has been agreed by the parties), the establishment by the Company of a special committee as contemplated under such editorial agreement, the receipt of various regulatory approvals and other customary closing conditions. The Merger Agreement contains certain termination rights for both the Company and Dow Jones, including the right of Dow Jones to terminate the agreement to enter into an alternative transaction that constitutes a superior acquisition proposal. Upon termination of the Merger Agreement under specified circumstances, including a termination by Dow Jones to accept a superior acquisition proposal, Dow Jones would be required to pay the Company a termination fee of $165 million less any previously paid expenses. The transaction is expected to be completed in the fourth quarter of calendar 2007. The Company has agreed, upon consummation of the transaction, to appoint a member of the Bancroft family or another mutually acceptable person to the Company’s Board of Directors.

The Company’s subsidiary, NDS Group plc (“NDS”), and certain of the companies in which the Company owns equity interests, either directly or indirectly, including British Sky Broadcasting Group plc (“BSkyB”), Gemstar-TV Guide International, Inc. (“Gemstar-TV Guide”) and DIRECTV, are subject to the information requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with the Exchange Act, file reports and other information with the Securities and Exchange Commission (“SEC”).

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30 in each year. At June 30, 2007, the Company had approximately 53,000 full-time and part-time employees. The Company’s principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036 and its telephone number is (212) 852-7000. The Company’s website is www.newscorp.com. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, through the Company’s website as soon as reasonably practicable after the material is electronically filed with or furnished to the SEC.

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

BUSINESS OVERVIEW

The Company is a diversified entertainment company, which manages and reports its businesses in the eight segments described below.

Filmed Entertainment

The Company engages in the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide.

Feature Film Production and Distribution

One of the world’s largest producers and distributors of motion pictures, Fox Filmed Entertainment (“FFE”), produces, acquires and distributes motion pictures throughout the world under a variety of arrangements. During fiscal 2007, 2006 and 2005, FFE placed 34, 31 and 23 motion pictures, respectively, in general release in the United States. Those motion pictures were produced and/or distributed by the following units of FFE: Twentieth Century Fox and Fox 2000, which produce and acquire motion pictures for mainstream audiences; Fox Searchlight Pictures, which produces and acquires specialized motion pictures; Fox Atomic, which produces and acquires motion pictures targeting the 17-24 year old demographic audience; and Twentieth Century Fox Animation, which produces feature length animated motion pictures. Motion pictures produced and/or distributed by FFE in the United States and international territories since the beginning of fiscal 2005 include Sideways, I, Robot, Robots, Kingdom of Heaven, Star Wars Episode III: Revenge of the Sith (distributed for Lucasfilm Ltd.), Mr. and Mrs. Smith (distributed for New Regency), Fantastic Four, Walk the Line, Ice Age: The Meltdown, X-Men: The Last Stand, The Devil Wears Prada, Borat: Cultural Learnings of America for Make Benefit Glorious Nation of Kazakhstan, Night at the Museum, Fantastic Four: Rise of the Silver Surfer, Live Free or Die Hard, Little Miss Sunshine, The Last King of Scotland, Eragon and 28 Weeks Later. FFE has already released or currently plans to release approximately 30 motion pictures in the United States in fiscal 2008, including The Simpsons Movie, Horton Hears a Who, Jumper, AVP: Survival of the Fittest, Alvin and the Chipmunks, The Dark is Rising, The Darjeeling Limited, The Savages, Juno, The Comebacks and Starship Dave.

Pursuant to an agreement with Monarchy Enterprises Holdings B.V. (“MEH”), the parent company of New Regency in which the Company has a 20% interest, and certain of MEH’s subsidiaries, FFE distributes certain New Regency films and all films co-financed by FFE and New Regency in all media worldwide, excluding certain international territories with respect to theatrical and home video rights and most international territories with respect to television rights. Among its fiscal 2008 releases, FFE currently expects to distribute seven films either fully financed by New Regency or co-financed by FFE and New Regency.

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

Through Twentieth Century Fox Home Entertainment, Inc., the Company distributes motion pictures and other programming produced by units of FFE, its affiliates and other producers in the United States, Canada and international markets in all home media formats, including the sale and rental of DVDs. In fiscal 2007, the domestic home entertainment division released or re-released approximately 711 produced and acquired titles, including 31 new FFE film releases, approximately 533 catalog titles and approximately 147 television and non-theatrical titles. In international markets, the Company distributed, produced and acquired titles both directly and through foreign distribution channels, with over 720 releases in fiscal 2007, including approximately 33 new FFE film releases, over 525 catalog titles and approximately 161 television and non-theatrical releases. In fiscal 2007, the Company continued its worldwide home video distribution arrangement with Metro-Goldwyn-Mayer (“MGM”), releasing approximately 790 and 510 MGM home entertainment theatrical, catalog and television programs domestically and internationally, respectively. During fiscal 2007, the Company expanded its product portfolio to include the high-definition Blu-ray disc (“Blu-ray”) format. During fiscal 2007, the domestic home entertainment division released 26 Blu-ray titles, including nine new FFE film releases and 17 catalog titles. In international markets, the Company released 25 Blu-ray titles, including eight new FFE film releases and 17 catalog titles. The Company also distributed ten Blu-ray titles (one new release and nine catalog titles) from MGM domestically and five titles (one new release and four catalog titles) internationally.

Units of FFE license motion pictures and other programs in the United States, Canada and international markets to various third party and certain affiliated subscription pay television, pay-per-view, video-on-demand and electronic sell-through services. The license agreements reflecting the subscription pay television arrangements generally provide for a specified number of exhibitions of the program during a fixed term in exchange for a license fee which is based on a variety of factors, including the box office performance of each program and the number of subscribers to the service or system. Among third-party license agreements that units of FFE have in place in the United States for television exhibition of their motion pictures are exclusive subscription pay television license agreements with Home Box Office (“HBO”), providing for the licensing of films initially released for theatrical exhibition through 2015, as well as arrangements with Starz Encore Group. The license agreements reflecting the pay-per-view and video-on-demand services arrangements generally provide for a license fee based on a percentage of the licensee’s gross receipts from the exhibition of the program, and in some cases, a guaranteed minimum fee. In addition, these agreements generally provide for a minimum number of scheduled pay-per-view exhibitions and a minimum video-on-demand exhibition period during a fixed term. Units of FFE license motion pictures in the United States to direct broadcast satellite (“DBS”) pay-per-view services operated by DIRECTV and EchoStar Communications Corporation, as well as to pay-per-view and video-on-demand services operated by iN Demand L.L.C. In addition, units of FFE license motion pictures and other programs to third parties, including Wal-Mart, Apple and Amazon, for electronic sell-through over the Internet, enabling consumers in the United States to acquire the right to permanently retain such programs. In international markets, units of FFE license motion pictures and other programming to leading third-party pay television, pay-per-view and video-on-demand services, as well as to pay television and video-on-demand services operated by various affiliated entities.

Competition. Motion picture production and distribution are highly competitive businesses. The Company competes with other film studios, independent production companies and others for the acquisition of artistic properties, the services of creative and technical personnel, exhibition outlets and the public’s interest in its products. The number of motion pictures released by the Company’s competitors, particularly the other major film studios, in any given period may create an oversupply of product in the market, which may reduce the Company’s shares of gross box office admissions and may make it more difficult for the Company’s motion pictures to succeed. The commercial success of the motion pictures produced and/or distributed by the Company is substantially affected by the public’s unpredictable response to them. The competitive risks affecting the

Company’s home entertainment business include the number of home entertainment titles released by the Company’s competitors that may create an oversupply of product in the market, competition among home media formats, such as DVDs, and other methods of distribution, such as video-on-demand services.

The Company faces ongoing risks associated with controlling unauthorized copying and distribution of the Company’s programs. For a further discussion of issues relating to unauthorized copying and distribution of the Company’s programs, see “—Intellectual Property.”

Television Programming, Production and Distribution

Twentieth Century Fox Television (“TCFTV”). During fiscal 2007, TCFTV produced television programs for the FOX Broadcasting Company (“FOX”), ABC Television Network (“ABC”), CBS Broadcasting, Inc. (“CBS”), NBC Television Network (“NBC”), The CW Television Network (“The CW”), E! Entertainment Television, Inc. (“E!”), Fox News Channel (“Fox News”) and Turner Network Television (“TNT”). TCFTV currently produces, or has orders to produce, episodes of the following television series: 24, American Dad, Anchorwoman, Back To You, Bones, Family Guy, K-Ville, King of the Hill, Prison Break, The Simpsons and Unhitched for FOX; Boston Legal, Miss/Guided and Women’s Murder Club for ABC; How I Met Your Mother, Shark and The Unit for CBS; Journeyman and My Name Is Earl for NBC; Beauty and the Geek for The CW; The Simple Life for E!; and Half Hour News Hour for Fox News. Generally, a network will license a specified number of episodes for exhibition on the network during the license period. All other distribution rights, including international and off-network syndication rights, are typically retained by TCFTV, utilized by other units of the Company or sold to third parties.

Generally, television programs are produced under contracts that provide for license fees which may cover only a portion of the anticipated production costs. As these costs have increased in recent years, the resulting deficit between production costs and license fees for domestic first-run programming has also increased. Therefore, additional licensing is often critical to the financial success of a series. Successful U.S. network television series are, for example, (i) licensed for first-run exhibition in Canadian and international markets, (ii) released in DVD box sets, (iii) licensed for off-network exhibition in the United States (including in syndication or to cable programmers), (iv) licensed for further television exhibition in international markets and (v) made available for electronic sell-through, including individual episodes and full series. Generally, a series must be broadcast for at least three to four television seasons for there to be a sufficient number of episodes to offer the series in syndication in the United States or to cable and DBS programmers in the United States. The decision of a television network to continue a series through an entire television season or to renew a series for another television season depends largely on the series’ audience ratings.

Twentieth Television. Twentieth Television licenses both television programming and feature films for domestic syndication to television stations and basic cable services in the United States. Twentieth Television distributes a program portfolio that includes the Company’s library of television and film assets, and first-run programming produced by its production companies for sales to the local stations, including the stations owned and operated by the Company, as well as to basic cable networks. First-run programs distributed by Twentieth Television include the court shows Divorce Court, Judge Alex and Cristina’s Court, the daytime talk show, The Morning Show with Mike and Juliet, and a new game show produced in concert with FremantleMedia called Temptation.

Twentieth Television derives revenue from off-network, theatrical and first-run program sales in the form of cash license fees paid by both broadcast and cable licensees, and from the sales of national advertising units retained by Twentieth Television in its programs. Twentieth Television licenses such shows as My Name Is Earl, Family Guy, The Bernie Mac Show, Malcolm in the Middle, 24 and The Simpsons to cable and broadcast networks.

Fox Television Studios (“FtvS”). FtvS is a program supplier to the major U.S. and international broadcast and cable networks. The studio is currently producing Burn Notice for the USA Network (“USA”); Saving Grace for Turner Network Television (“TNT”); The Shield and The Riches for FX; the late-night Talkshow with Spike Feresten for FOX; Crowned: The Mother of all Pageants, premiering in 2008 on The CW; and The Girls Next Door for E!. Through Regency Television (a partnership with New Regency), productions include New Amsterdam, premiering fall 2007, and The Return of Jezebel James, premiering in 2008, both for FOX. In fiscal 2007, FtvS’ made-for-TV movies included The Mermaid Chair and What if God Were the Sun for Lifetime. In fiscal 2007, FtvS’ international format production arm, Fox World, consulted on more than 25 series and specials in production around the world, including the hit shows Beauty and the Geek and The Simple Life.

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

Motion Picture and Television Libraries

The Company’s motion picture and television library (the “Fox Library”) consists of varying rights to several thousand previously released motion pictures and many well-known television programs. The motion pictures in the Fox Library include many successful and well-known titles, such as The Sound of Music, Mrs. Doubtfire, Planet of the Apes, Dr. Dolittle, the X-Men trilogy, The Day After Tomorrow, the Ice Age series, Sideways, Walk the Line, Fantastic Four, The Devil Wears Prada, Little Miss Sunshine, Borat: Cultural Learnings of America for Make Benefit Glorious Nation of Kazakhstan, Night at the Museum and seven of the top 25 domestic box office grossing films of all time, which are Titanic (together with Paramount Pictures Corporation), Star Wars, Star Wars Episode I: The Phantom Menace, Star Wars Episode II: Attack of the Clones, Star Wars Episode III: Revenge of the Sith, Return of the Jedi and Independence Day.

The Fox Library contains varying rights to many television series and made-for-television motion pictures. The television programming in the Fox Library consists of such classic series as The Mary Tyler Moore Show, M*A*S*H, Hill Street Blues, Doogie Howser, M.D., L.A. Law, The Wonder Years, Futurama, The Practice, Ally McBeal, Angel, Dharma & Greg, In Living Color, The X-Files, Buffy the Vampire Slayer and NYPD Blue, as well as such current hits as The Simpsons, King of the Hill, 24, Family Guy, My Name Is Earl, How I Met Your Mother, Boston Legal, Prison Break, Bones, American Dad and Shark.

Television

The Company is engaged in the operation of broadcast television stations, the broadcasting of network programming in the United States and the development, production and broadcasting of television programming in Asia.

Fox Television Stations

Fox Television Stations currently operates 35 full power stations, including stations located in nine of the top ten largest designated market areas (“DMAs”). Fox Television Stations operates two stations in nine DMAs, including New York, Los Angeles and Chicago, the first, second and third largest DMAs, respectively.

Of the 35 full power stations, 25 stations are affiliates of FOX (“FOX Affiliates”). For a description of the programming offered to FOX Affiliates, see “—FOX Broadcasting Company.” In addition, Fox Television Stations operates ten stations affiliated with MyNetworkTV, Inc. (“MyNetworkTV”).

The following table lists certain information about each Fox Television Station. Unless otherwise noted, all stations are FOX Affiliates.

	DMA/RANK	STATION		CHANNEL	TYPE	PERCENTAGE OF U.S. TELEVISION HOUSEHOLDS REACHED (1)
New York, NY	1	WNYW		5	VHF	6.6%
		WWOR	(2)	9	VHF
Los Angeles, CA	2	KTTV		11	VHF	5.0%
		KCOP	(2)	13	VHF
Chicago, IL	3	WFLD		32	UHF	3.1%
		WPWR	(2)	50	UHF
Philadelphia, PA	4	WTXF		29	UHF	2.6%
Dallas, TX	6	KDFW		4	VHF	2.1%
		KDFI	(2)	27	UHF
Boston, MA	7	WFXT		25	UHF	2.1%
Washington, DC	8	WTTG		5	VHF	2.0%
		WDCA	(2)	20	UHF
Atlanta, GA	9	WAGA		5	VHF	2.0%
Houston, TX	10	KRIV		26	UHF	1.8%
		KTXH	(2)	20	UHF
Detroit, MI	11	WJBK		2	VHF	1.7%
Tampa, FL	12	WTVT		13	VHF	1.6%
Phoenix, AZ	13	KSAZ		10	VHF	1.5%
		KUTP	(2)	45	UHF
Minneapolis, MN (3)	15	KMSP		9	VHF	1.5%
		WFTC	(2)	29	UHF
Cleveland, OH	17	WJW		8	VHF	1.4%
Denver, CO (4)	18	KDVR		31	UHF	1.3%
Orlando, FL	19	WOFL		35	UHF	1.3%
		WRBW	(2)	65	UHF
St. Louis, MO	21	KTVI		2	VHF	1.1%
Baltimore, MD	24	WUTB	(2)	24	UHF	1.0%
Kansas City, MO	31	WDAF		4	VHF	0.8%
Milwaukee, WI	34	WITI		6	VHF	0.8%
Salt Lake City, UT	35	KSTU		13	VHF	0.8%
Birmingham, AL	40	WBRC		6	VHF	0.7%
Memphis, TN	44	WHBQ		13	VHF	0.6%
Greensboro, NC	47	WGHP		8	VHF	0.6%
Austin, TX	52	KTBC		7	VHF	0.5%
Gainesville, FL	162	WOGX		51	UHF	0.1%

Total						44.6%

Source: Nielsen Media Research, January 2007

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

UHF Discount. For more information regarding the FCC’s national station ownership cap, see “Regulation—Television.”
(2)	MyNetworkTV affiliate.
(3)	The Company also owns and operates KFTC, Channel 26, Bemidji, MN as a satellite station of WFTC, Channel 29, Minneapolis, MN.
(4)	The Company also owns and operates KFCT, Channel 22, Fort Collins, CO, as a satellite station of KDVR, Channel 31, Denver, CO.

In June 2007, the Company announced its plan to sell nine of the FOX Affiliates. The nine FOX Affiliates subject to potential sale are: WJW in Cleveland, Ohio; KDVR in Denver, Colorado; KTVI in St. Louis, Missouri; WDAF in Kansas City, Kansas; WITI in Milwaukee, Wisconsin; KSTU in Salt Lake City, Utah; WBRC in Birmingham, Alabama; WHBQ in Memphis, Tennessee; and WGHP in Greensboro, North Carolina. No agreement has yet been entered into with respect to the sale of any of these stations.

FOX Broadcasting Company (“FOX”)

FOX has 213 FOX Affiliates, including 25 stations owned by the Company, which reach approximately 99% of all U.S. television households. In general, each week FOX regularly delivers to its affiliates 15 hours of prime-time programming and 90 minutes of late-night programming on Saturday. FOX’s prime-time programming features such series as The Simpsons, Prison Break, Bones, 24 and House; unscripted series such as American Idol; and various movies and specials. In addition, a significant component of FOX’s programming consists of sports programming, with FOX providing to its affiliates live coverage (including post-season) of the National Football Conference of the National Football League (the “NFL”) and Major League Baseball (“MLB”), as well as live coverage of the premier racing series (the Nextel Cup series) of the National Association of Stock Car Auto Racing (“NASCAR”) and the Bowl Championship Series (“BCS”). FOX also provides a four-hour block of children’s programming on Saturday morning, programmed by 4Kids Entertainment (“4Kids”), a children’s entertainment company. FOX’s agreement with 4Kids extends through the 2007-2008 broadcast season with an option to extend through the 2008-2009 season.

FOX’s prime-time line-up is intended to appeal primarily to target audiences of 18 to 49-year old adults, the demographic group that advertisers seek to reach most often. During the 2006-2007 traditional September to May broadcast season, FOX ranked first in prime-time programming based on viewership of adults aged 18 to 49 (FOX had a 4.1 rating and an 11 share, CBS had a 3.7 rating and a 10 share, ABC had a 3.5 rating and a 10 share and NBC had a 3.1 rating and an 8 share). The median age of the FOX viewer is 41 years, as compared to 48 years for NBC, 47 years for ABC and 52 years for CBS.

FOX obtains programming from major television studios and independent television production companies pursuant to license agreements. The terms of those agreements generally provide FOX with the right to broadcast a television series for a minimum of four seasons. FOX licenses its film programming from major film studios and independent film production companies. National sports programming, such as NFL, MLB and NASCAR programming, is obtained under license agreements with professional sports leagues or organizations. FOX’s current licenses with the NFL, MLB, and NASCAR extend until the 2011 NFL season, the 2013 MLB season and the 2014 NASCAR season. FOX also has the right to broadcast the BCS through 2010.

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

MyNetworkTV

In September 2006, the Company launched MyNetworkTV, a primetime general entertainment broadcast television network. MyNetworkTV currently has 175 affiliates, including 10 stations owned by the Company, which reach approximately 97% of U.S. households.

MyNetworkTV’s 2007 fall schedule includes reality programming such as The Academy, Jail, Decision House, and Meet My Folks, as well as various movies and specials. In addition, MyNetworkTV has partnered with International Fight League to broadcast mixed martial arts bouts and related content.

Competition. The network television broadcasting business is highly competitive. FOX and MyNetworkTV directly compete for programming, viewers and advertising with ABC, NBC, CBS and The CW. ABC, NBC and CBS each broadcasts a significantly greater number of hours of programming than FOX and MyNetworkTV and, accordingly, may be able to designate or change time periods in which programming is to be broadcast with greater flexibility than FOX or MyNetworkTV. FOX and MyNetworkTV also compete with other non-network sources of television service, including cable television and DBS services. Other sources of competition may include home video exhibition, digital video recorders (“DVR”), the Internet and home computer usage. In addition, future technological developments may affect competition within the television marketplace.

Each of the stations operated by Fox Television Stations also competes for advertising revenues with other television stations and radio and cable systems in its respective market area and with other advertising media, such as newspapers, magazines, outdoor advertising, direct mail and Internet websites. All of the stations operated by Fox Television Stations are located in highly competitive markets. Additional elements which are material to the competitive position of each of the television stations include management experience, authorized power and assigned frequency of that station. Competition for sales of broadcast advertising time is based primarily on the anticipated and actually delivered size and demographic characteristics of audiences as determined by various rating services, price, the time of day when the advertising is to be broadcast, competition from the other broadcast networks, cable television systems, DBS services and other media and general economic conditions. Competition for audiences is based primarily on the selection of programming, the acceptance of which is dependent on the reaction of the viewing public which is often difficult to predict.

STAR

Star Group Limited (“STAR”) engages in the development, production and broadcasting of television programming to 53 countries throughout Asia. As of June 30, 2007, STAR was broadcast in ten languages and across 64 channels, with an additional channel launched in July 2007. STAR divides its markets into six regions: India; Greater China; Indonesia; the rest of South East Asia; the Middle East; and Pakistan. STAR estimates that approximately 300 million people in 143 million households have access to STAR’s owned and affiliated channels. STAR’s owned and affiliated channels and its library content are also distributed in Africa, Europe, Australia and North America.

STAR’s programming is primarily distributed via satellite to local cable and direct-to-home (“DTH”) operators for distribution to their subscribers. STAR is one of the leading providers of television programming in Asia. Of the 65 channels currently offered by STAR, 29 channels are wholly-owned and operated by STAR, including XING KONG WEI SHI (“Xing Kong”) (a mainland China-oriented general entertainment channel that is broadcast in three-star or better hotels and other approved organizations and institutions throughout mainland China and in southern China where STAR has been granted official landing rights), STAR PLUS (a Hindi language general entertainment channel and the highest rated cable channel in India) and STAR CHINESE CHANNEL (one of the leading general entertainment cable channels in Taiwan). STAR also owns and operates channels in other genres: CHANNEL [V], STAR’s music and youth entertainment television channels, STAR WORLD, an English language general entertainment channel, and STAR MOVIES, STAR CHINESE MOVIES and STAR GOLD, STAR’s English language, Chinese language and Hindi language movie channels, respectively. STAR’s channels are distributed both on a pay television and free basis.

In addition, STAR provides 36 channels that are either owned and operated by third parties or are joint ventures between the Company and other entities, including NGC Networks Asia (National Geographic), Phoenix Satellite Television Holdings Limited (“Phoenix”), ESPN STAR Sports and Media Content & Communications Services (India) Private Limited (“MCCS”). STAR has an approximate 18% interest in Phoenix, a company listed on the Growth Enterprise Market of The Stock Exchange of Hong Kong Limited. Phoenix owns and operates Chinese language general entertainment, movie and current affairs channels, including Phoenix Chinese Channel, Phoenix Chinese News and Entertainment Channel, Phoenix North America Chinese Channel, Phoenix InfoNews Channel (a 24-hour news channel) and Phoenix Movies Channel, all of which are targeted at Chinese audiences around the world and are primarily distributed on a free or an encrypted basis via pay television platforms in Asia and Europe and pay television platforms in the United States. ESPN STAR Sports, a 50/50 joint venture between STAR and ESPN, is the leading sports broadcaster in Asia and operates 15 channels in different languages. MCCS, an approximate 26% STAR owned joint venture with the Anand Bazaar Patrika Group, owns and operates three 24-hour news and current affairs channels, namely, STAR NEWS in Hindi, STAR ANANDA in Bengali and STAR MAJHA in Marathi.

STAR owns an approximate 26% stake in Balaji Telefilms Limited (“Balaji”), which is one of the largest television content production companies in India, the shares of which are listed on The Stock Exchange, Mumbai and the National Stock Exchange of India. Balaji currently produces many Hindi-language serials broadcast on STAR PLUS. In India, STAR has expanded into regional language programming with VIJAY, a Tamil general entertainment channel, the Bengali STAR ANANDA, and the Marathi STAR MAJHA. In April 2007, STAR entered into an agreement to form a joint venture with Balaji, in which STAR will hold a 51% interest, to own and operate VIJAY and to create a network of other regional language general entertainment channels in India. STAR also holds a 20% stake in Tata Sky Limited (“Tata Sky”), which owns and operates a DTH platform in India. Tata Sky commercially launched its DTH service in India in August 2006. STAR also has an approximate 22% stake in Hathway Cable & Datacom Private Limited, a multi-system cable operator in India which also provides broadband Internet services.

STAR has minority interests in various cable systems throughout Taiwan, in which the Koos Group, a leading Taiwan business conglomerate, also has an interest. In July 2007, the Koos Group and STAR sold a majority of those Taiwan cable systems. STAR and Koos intend to sell the remaining cable systems in fiscal 2008.

STAR holds a 20% interest in PT Cakrawala Andalas Televisi (“antv”), an Indonesian free over-the-air terrestrial television broadcaster. STAR also holds an almost 50% interest in Channel [V] Thailand, a 24-hour music and youth-oriented channel that is mostly in the Thai language, and has licensed the Channel [V] brand in Australia and Korea.

The primary sources of programming on STAR’s owned and affiliated channels include rights to broadcast over many territories in Asia and other parts of the world: (i) original Indian and Chinese television programming produced, commissioned or acquired by STAR; (ii) many of Asia’s most popular sporting events, such as English Premier League soccer; (iii) Chinese feature films distributed by Emperor Motion Picture, Filmko, Media Asia, China Star, Universe Films and Mandarin Films; (iv) other feature films distributed by Twentieth Century Fox, Buena Vista International, Dreamworks SKG, MGM/United Artists, Universal Studios, Sony Pictures, Warner Bros. Studios and Paramount Pictures; (v) an extensive contemporary Chinese film library comprising over 600 titles; (vi) an extensive Hindi film library comprising over 400 titles; and (vii) high-definition Chinese telefeature films or programs produced by STAR. STAR’s other sources of programming include rights to broadcast music videos, as well as music and youth-oriented programming, produced and carried on Channel [V].

Competition. Generally, STAR competes against various channels for a share of subscription, distribution, channel position, ratings and programming.

India. In India, the pay television broadcasting industry has several participants. Competition for STAR’s Indian entertainment channels in the pay television sector is provided by both pay and free over-the-air channels since they are delivered by common cable. The competition in the general entertainment television sector is mainly from Zee Telefilms, Sony Entertainment Television, Sahara TV, SUN Network and Doordarshan (the government-owned broadcasting company which currently has a monopoly on terrestrial broadcasting). In addition, STAR, through MCCS, competes against Aaj Tak, NDTV, IBN7 and the news channels operated by Zee Telefilms in the Hindi, Bengali and Marathi language news television sector.

STAR competes against primarily Zee Telefilms, Sony Entertainment Television and Sahara TV in acquiring both Hindi film and programming rights and, through its 50% owned sports joint venture, ESPN STAR Sports, for sports broadcast rights, such as cricket rights.

China. In mainland China, STAR competes primarily in two distinct markets for which it has received government approvals to distribute its services. One is among three-star and above hotels and other approved organizations and institutions that are allowed to receive overseas satellite television channels throughout mainland China. The second is among general households in Guangdong that can view local Chinese channels, as well as the Xing Kong channel via cable networks. In the hotel and other institutional market, STAR competes mainly with foreign satellite television providers, such as Discovery, HBO, AXN, MTV and CETV. In the Guangdong cable market, STAR competes with CETV and other Chinese and Hong-Kong based satellite television channels.

Taiwan. In Taiwan, STAR competes against various local and foreign satellite channels, depending on programming genre. In the Mandarin Chinese language general entertainment genre, STAR CHINESE CHANNEL competes against local Taiwan channels, including TVBS and ETTV.

Cable Network Programming

The Company produces and licenses news, sports, general entertainment and movie programming for distribution to distributors in the United States and internationally.

Fox News. Fox News owns and operates the Fox News Channel, a 24-hour all news national cable channel, which is currently available to approximately 92 million U.S. households according to Nielsen Media Research. Fox News also produces a weekend political commentary show, Fox News Sunday, for broadcast on local FOX television stations throughout the United States, and the nationally syndicated morning television program, The Morning Show with Mike and Juliet. Fox News, through its Fox News Edge service, licenses news feeds to FOX Affiliates and other subscribers to use as part of local news broadcasts throughout the United States and abroad. Fox News also produces and runs the website, FoxNews.com, and the national Fox News Radio Network which licenses news updates and long form programs to local radio stations and satellite radio providers.

FSN. Fox Sports Net, Inc. (“FSN, Inc.”) is the largest regional sports network (“RSN”) programmer in the United States, focusing on live professional and major collegiate home team sports events. FSN, Inc.’s sports programming business currently consists primarily of ownership interests in 16 RSNs (the “FSN RSNs”) and National Sports Programming, which operates FSN (“FSN”), a national sports programming service. FSN, Inc. is also affiliated with, through FSN, an additional five RSNs that are not owned by FSN, Inc. (the “FSN Affiliated RSNs”). FSN provides the FSN RSNs and the FSN Affiliated RSNs with 24-hour national sports programming, featuring original and licensed sports-related programming and live and replay sporting events. The FSN RSNs and the FSN Affiliated RSNs reach approximately 81 million U.S. households according to Nielsen Media Research and have rights to telecast live games of 67 of 82 U.S. professional sports teams in MLB, the National Basketball Association (“NBA”) and the National Hockey League (“NHL”); numerous collegiate conferences; and college and high school sports teams.

As discussed above, FSN Northwest, FSN Pittsburgh and FSN Rocky Mountain are part of the transactions contemplated by the Share Exchange Agreement. If consummated, the Company will not have any interest in these RSNs following the closing of the Share Exchange Agreement and these RSNs will become FSN Affiliated RSNs. For more information on the Share Exchange Agreement, please see discussion under the heading “Background.”

FX. Currently reaching approximately 92 million U.S. households according to Nielsen Media Research, FX is a general entertainment network that telecasts a growing roster of original series and films, as well as acquired television series and motion pictures. FX’s lineup for the 2007-2008 season includes the following critically acclaimed and popular original programming: the Emmy® and Golden Globe® award-winning drama series, The Shield and Nip/Tuck; the Morgan Spurlock documentary series Thirty Days; and the critically acclaimed Rescue Me. Also included in the 2007-2008 season line-up is the third season of the comedy series It’s Always Sunny in Philadelphia, the second season of The Riches, the second season of Dirt and the freshman series, Damages, as well as the syndicated series King of the Hill, Fear Factor, Cops, The Practice, Married…with Children, That 70’s Show, Spin City and Dharma and Greg. During the 2007-2008 season, FX will also showcase the television premieres of theatrical motion pictures, including Batman Begins, Mr. & Mrs. Smith, Fantastic Four and Robots.

SPEED. Currently reaching approximately 71 million households in the United States according to Nielsen Media Research, SPEED brings viewers into the world of auto and motorcycle racing, showcasing NASCAR races, events and original programming, as well as other top racing series, such as Formula One, Grand American Road Racing, American Motorcycle Association and Moto GP racing and events. SPEED’s popular series PINKS is a reality-based racing show that pits amateur racers against each other in a unique drag racing format. SPEED also is distributed to subscribers in Mexico, Canada and Latin America.

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

Fox Reality Channel. Fox Reality Channel is a 24-hour national programming service, which airs off-network and syndicated unscripted programming made popular on major U.S. networks, as well as international unscripted programming. Fox Reality Channel’s lineup for the 2007-2008 season includes the following original programming: the daily reality magazine series Reality Remix and Reality Remix Weekend; Reality Revealed; The Academy; a second season of Solitary v.2.0; The Search For The Next Elvira to launch in October 2007; Long Way Down to launch in January 2008; Paradise Hotel expected to launch in March 2008; and a third season of American Idol Extra. Fox Reality Channel’s 2007-2008 lineup also includes original programming for its website, including Nightclub Confessions.

Fox International Channels. Fox International Channels (“FIC”) owns and operates channels in various countries in Europe, Latin America, the Caribbean and Asia, including: the Fox Channel, Fox Life, FX, SPEED and Utilisma in Latin America; FOX, Fox Crime, Fox Life, FX, CULT, NEXT and The History Channel in Italy; FX in the United Kingdom; FOX and Fox Life in Japan and Portugal; the Voyage Channel and Fox Life in France; FOX in Spain and Korea; The History Channel in India; and Fox Life and Fox Crime in several countries in Eastern Europe. FIC also manages the Universal channel in Latin America.

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

FIC also owns a 32.5% equity interest in LAPTV, a partnership which distributes three premium pay television channels (Movie City East and West, Cinecanal East and West and its multiplex channel Cinecanal 2) and one basic television channel (The Film Zone East and West) in Latin America (excluding Brazil). Such channels primarily feature theatrical motion pictures of Twentieth Century Fox and three other studio partners in the English language with Spanish subtitles. FIC has voting control over an additional 22.5% interest in the partnership.

National Geographic. The Company owns a 75% interest of NGC Network International LLC (“NGC International”), with National Geographic Television (“NGT”) holding the remaining 25% interest. NGC International produces and distributes the National Geographic Channel in various international markets, including certain countries in Europe and Asia. The Company and NGT also own interests of approximately 67% and 33%, respectively, in NGC Network Latin America LLC, which produces and distributes the National Geographic Channel throughout Latin America, Spain and Portugal. The National Geographic Channel is currently shown in approximately 162 countries internationally and in 28 languages, excluding the United States.

Big Ten Network. In February 2007, the Company formed a joint venture with a subsidiary of The Big Ten Conference, Inc. to create Big Ten Network, a 24-hour national programming service devoted to the Big Ten Conference and Big Ten athletics, academics and related programming. The Big Ten Network is expected to launch at the end of August 2007.

Fox Business Channel. The Company has announced that it will launch the Fox Business Channel, a 24-hour national business news channel, in October 2007. Currently, there are more than 30 million subscribers under contract to carry the channel at launch.

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

Fox News. Fox News’ primary competition comes from the cable networks CNN, MSNBC, CNBC and CNN Headline News. Fox News also competes for viewers and advertisers within a broad spectrum of television networks, including other non-news cable networks and free over-the-air broadcast television networks.

Sports programming operations. A number of basic and pay television programming services, such as ESPN and CSTV, as well as free over-the-air stations and broadcast networks, provide programming that targets the FSN RSNs’ audience. FSN is currently the only programming service distributing a full range of sports programming on both a national and regional level. On a national level, FSN’s primary competitor is ESPN and, to a lesser extent, ESPN2. In regional markets, the FSN RSNs compete with other regional sports networks, including those operated by team owners, cable television systems, local broadcast television stations and other sports programming providers and distributors.

In addition, the FSN RSNs and FSN compete, to varying degrees, for sports programming rights. The FSN RSNs compete for local and regional rights with local broadcast television stations, other local and regional sports networks, including sports networks launched by team owners, and distribution outlets, such as cable television systems. FSN competes for national rights principally with the national broadcast television networks, a number of national cable services that specialize in or carry sports programming, including sports networks launched by the leagues, and television “superstations” that distribute sports. Independent syndicators also compete by acquiring and reselling such rights nationally, regionally and locally. Distribution outlets, such as cable television systems, sometimes contract directly with the sports teams in their service area for the right to distribute a number of those teams’ games on their systems. In certain markets, the owners of distribution outlets, such as cable television systems, also own one or more of the professional teams in the region, increasing their ability to launch competing networks and also limiting the professional sports rights available for acquisition by FSN RSNs.

FX. FX faces competition from a number of basic cable and pay television programming services, such as USA, TNT, Spike TV, HBO and Showtime, as well as free over-the-air broadcast networks that provide programming that targets the same viewing audience as FX. FX also faces competition from these programming services in the acquisition of distribution rights to movie and series programming.

Direct Broadcast Satellite Television

The Company engages in the direct broadcast satellite business through its subsidiary, SKY Italia. The Company also owns equity interests in BSkyB and DIRECTV, which are engaged in the DBS business (for a description of the businesses of these equity interests, please see discussion under heading “—Equity Interests”).

SKY Italia

SKY Italia currently distributes over 100 channels of basic and premium programming services via satellite and broadband directly to subscribers in Italy. This programming includes exclusive rights to popular sporting events, newly-released movies and SKY Italia’s original programming, such as SKY News, Italy’s first 24-hour news channel. As of June 30, 2007, SKY Italia had approximately 4.2 million subscribers.

Competition. The number of pay television subscribers with services in Italy other than SKY Italia is minimal; however, competition in the Italian pay television market is growing and is expected to continue to increase. SKY Italia’s competition includes companies that offer video, audio, interactive programming, telephony, data and other information and entertainment services, including broadband Internet providers, digital terrestrial transmission (“DTT”) services, wireless companies and companies that are developing new media technologies. In fiscal 2005, the competitive DTT services in Italy expanded to include pay-per-view offerings of soccer games previously available exclusively on the SKY Italia platform. The Company is currently prohibited from providing a DTT service under regulations of the European Commission. In addition, the Italian government previously offered a subsidy on the purchase of DTT decoders. Competition is encouraged through the regulatory environment which requires SKY Italia to wholesale its premium programming, to limit the length and exclusivity of certain of its premium programming contracts, as well as to provide third parties with access to the SKY Italia platform.

Magazines and Inserts

The Company engages in marketing operations, primarily the publication of free standing inserts and the provision of in-store marketing products and services, and magazine publishing.

News America Marketing Group

The Company’s U.S. marketing operations are organized under News America Marketing Group (“NAMG”). NAMG consists primarily of free-standing insert publications and in-store marketing products and services.

NAMG is one of the two largest publishers of free-standing inserts in the United States. Free-standing inserts are multiple-page marketing booklets containing coupons, sweepstakes, rebates and other consumer offers, which are distributed to consumers through insertion into local Sunday newspapers. Advertisers, primarily packaged goods companies, pay NAMG to produce free-standing inserts, and NAMG contracts with and pays newspapers to include the free-standing inserts into the newspapers’ Sunday editions. NAMG produces over 69 million free-standing inserts more than 50 times a year, which are inserted in approximately 1,400 Sunday newspapers throughout the United States. NAMG, through an affiliate, also produces over six million free-standing inserts approximately 15 times annually, which are inserted into over 150 Canadian newspapers in Canada.

NAMG is a leading provider of in-store marketing products and services, primarily to consumer packaged goods manufacturers, with products in more than 36,000 supermarkets, drug stores and mass merchandisers worldwide.

SmartSource® is the brand name that is linked with NAMG’s vast assortment of marketing products, including free-standing inserts and NAMG’s instant coupon machines. The SmartSource® brand currently reaches approximately 150 million consumers weekly.

The SmartSource iGroup manages NAMG’s portfolio of database marketing and on-line marketing products and services. The database marketing business, branded SmartSource Direct, provides database marketing and technology solutions for both retailers and manufacturers. The SmartSource Savings Network, which includes SmartSource.com, is an Internet-based network of approximately 100 newspaper, retailer and lifestyle sites connected through a common platform that currently delivers printable coupons, samples and other consumer marketing to an audience of approximately 50 million consumers.

Competition. NAMG competes against other providers of marketing products and services, including those that provide promotional or advertising inserts and direct mailers of promotional or advertising materials, as well as those that provide trade and in-store advertisements and promotions. Competition is based on, among other things, rates, availability of markets, quality of products and services provided and their effectiveness, and rate of coupon redemption.

Magazines

United States. The Company publishes The Weekly Standard, a weekly magazine offering political commentary, in the United States.

Australia. News Magazines Pty. Ltd (“News Magazines”) produces both direct sale magazines and inserts for the Company’s Australian newspapers. The direct sale magazines include: INSIDEout, a home and lifestyle magazine; donna hay, a food and lifestyle magazine; and Big League, a custom magazine for the National Rugby League. With the April 2007 acquisition of Federal Publishing Company’s (“FPC”) magazine group, News Magazines now also publishes more than 20 additional magazines, including Vogue Australia, Vogue Living, GQ Australia, Australian Good Taste, delicious., Notebook: and Gardening Australia. News Magazines also publishes Sunday Magazine, which is an insert in the Company’s Australian newspapers in Sydney and Melbourne. In addition, News Magazines publishes ALPHA, which is a sport and lifestyle men’s magazine, which is only sold together with one of the Company’s Australian newspapers.

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

Newspapers

The Company is engaged in the newspaper and magazine publishing business in the United Kingdom, Ireland, Australia and the United States.

United Kingdom and Ireland. News International Limited (“News International”) publishes The Times, The Sunday Times, The Sun and the News of the World in the United Kingdom and Ireland. Sales of these four newspapers account for approximately one-third of all national newspapers sold in the United Kingdom. Both The Times, a daily published Monday through Saturday, and The Sunday Times are leading quality newspapers. The Sun, published each morning Monday through Saturday, and the News of the World, published on Sunday, are both popular, mass market newspapers. The average paid circulation for each of these four national newspapers during the six months ended June 30, 2007 was approximately: The Times—640,893; The Sunday Times—1,230,790; The Sun—3,073,046; and News of the World—3,315,976. In September 2006, News International launched thelondonpaper, a free newspaper distributed by hand in central London each afternoon Monday through Friday.

The printing of all four of News International’s newspapers (except Saturday and Sunday supplements) takes place principally in its four printing facilities located in England, Scotland and Ireland. The Company is in the process of updating the printing facilities of all News International’s newspapers to high speed, full color printing presses. In May 2007, the Company’s printing facility in Glasgow, Scotland was moved to an updated facility in North Lanarkshire, Scotland. In addition, the current printing operations in Wapping (East London), England are expected to be moved to a new facility in Broxbourne, North London in 2008 and the Company expects to complete the expansion of its printing facility in Knowsley, England in late 2007.

News International also publishes The Times Literary Supplement, a weekly literary review, and love it!, a weekly real-life magazine.

Australia. News Limited is the largest newspaper publisher in Australia, owning approximately 145 daily, Sunday, weekly, bi-weekly and tri-weekly newspapers, of which three are free commuter titles and 105 are suburban publications (including 17 of which News Limited has a 50% interest). News Limited publishes the only nationally distributed general interest newspaper in Australia, the leading metropolitan newspapers in each of the major Australian cities of Sydney, Melbourne, Brisbane, Adelaide, Perth, Hobart and Darwin and the leading suburban newspapers in the suburbs of Sydney, Melbourne, Adelaide, Brisbane and Perth. News Limited’s daily and Sunday newspapers account for more than 65% of the total circulation of all daily and Sunday newspapers (excluding suburban and regional newspapers) published in Australia.

News Limited’s principal daily newspapers in Australia are: The Australian; The Daily Telegraph, published in Sydney; the Herald Sun, published in Melbourne; The Courier-Mail, published in Brisbane; The Advertiser, published in Adelaide; The Mercury, published in Hobart; and the Northern Territory News, published in Darwin. The Australian, which is Australia’s only general interest national daily newspaper, is printed in six cities and distributed nationwide. News Limited’s other principal daily newspapers in Australia are mass circulation, regional newspapers with broad-based readerships and are published and distributed regionally. The average Monday to Saturday paid circulation of each of these daily newspapers during fiscal 2007 was approximately as follows: The Australian—161,000; The Daily Telegraph—380,000; the Herald Sun—530,000; The Courier-Mail—237,000; The Advertiser—203,000; The Mercury—49,000; and the Northern Territory News—22,000.

News Limited’s principal Sunday newspapers in Australia are: The Sunday Telegraph, published in Sydney; the Sunday Herald Sun, published in Melbourne; The Sunday Mail, published in Brisbane; the Sunday Mail, published in Adelaide; The Sunday Times, published in Perth; the Sunday Tasmanian, which is published in Hobart; and the Sunday Territorian, published in Darwin. All these newspapers are mass circulation, metropolitan Sunday newspapers with broad-based readerships reflecting the diversity of the populations of the cities in which they are published. The average paid circulation of each of these Sunday newspapers during fiscal 2007 was approximately as follows: The Sunday Telegraph—684,000; the Sunday Herald Sun—617,000; The Sunday Mail (Brisbane)—601,000; the Sunday Mail (Adelaide)—321,000; The Sunday Times—342,000; the Sunday Tasmanian—60,000; and the Sunday Territorian—22,000.

The other newspapers which News Limited owns and publishes in Australia are distributed to a wide range of readers in urban, suburban and rural areas and are principally weekly publications. The majority of such newspapers are free-distribution suburban publications. In the Sydney suburban markets, News Limited owns 24 weekly newspapers; in Melbourne, 33 weekly newspapers; in Brisbane, 20 weekly newspapers; in Adelaide, 11 weekly newspapers; and in Perth, News Limited’s 50% owned suburban group publishes 17 weekly newspapers. The aggregate average weekly circulations of these suburban newspapers for the six months ended March 31, 2007 was approximately 5,200,000 homes (adjusted to reflect the acquisition of seven community newspapers from FPC in April 2007, which had an average weekly circulation of approximately 360,000 homes).

In addition to these newspapers, News Limited and its 50% owned Perth suburban group also publish 18 other publications (16 monthlies and two weeklies) with an average circulation for the six months ended March 31, 2007 of approximately 560,000 homes for the monthly titles and approximately 80,000 for the two weekly titles (adjusted to reflect the acquisition of six publications from FPC in April 2007, which had an average circulation of approximately 180,000 homes for the period).

News Limited’s suburban newspapers are leading publications in terms of advertising and circulation in each of their respective markets. News Limited’s other newspapers in Australia are regional newspapers, circulating throughout broader, less densely populated areas.

Except for 53 of its suburban newspapers and three regional newspapers, News Limited’s Australian newspapers are produced and printed in facilities owned by the Company.

United States. The Company owns the New York Post (the “Post”), a mass circulation, metropolitan morning newspaper that is published seven days a week and distributed in New York City, Baltimore, Boston, Florida and California. For the fiscal year ended June 30, 2007, the newspaper had average daily circulation of approximately 715,000. The Company prints the Post in a printing facility in the Bronx, New York and uses third-party printers in its other markets in the United States.

In fiscal 2007, the Company formed the Community Newspaper Group and acquired several local newspapers and other publications distributed in the New York metropolitan area.

Competition. The newspapers published by the Company compete for readership and advertising with local and national newspapers and also compete with television, radio, the Internet and other communications media in their respective locales. Competition for newspaper circulation is based on the news and editorial content of the newspaper, cover price and, from time to time, various promotions. The success of the newspapers published by the Company in competing with other newspapers and media for advertising depends upon advertisers’ judgments as to the most effective use of their advertising budgets. Competition for advertising among newspapers is based upon circulation levels, readership levels, reader demographics, advertising rates and advertiser results. Such judgments are based on factors such as cost, availability of alternative media, circulation and quality of readership demographics.

In recent years, the newspaper industry has experienced difficulty increasing circulation volume and revenues. This is due to, among other factors, increased competition from new media formats and sources, and shifting preferences among some consumers to receive all or a portion of their news from sources other than a newspaper. The Company believes that competition from new media formats and sources and shifting consumer preferences will continue to pose challenges within the newspaper industry.

Book Publishing

HarperCollins Publishers (“HarperCollins”) is engaged in English language book publishing on a worldwide basis and is one of the world’s largest English language book publishers. HarperCollins’ principal businesses are HarperCollins Publishers LLC (“HarperCollins U.S.”), headquartered in New York, HarperCollins Publishers Limited, headquartered in London, and The Zondervan Corporation LLC (“Zondervan”), headquartered in Grand Rapids, Michigan. HarperCollins primarily publishes fiction and non-fiction, including religious books, for the general consumer. In the United Kingdom, HarperCollins publishes some titles for the educational market as well.

During fiscal 2007, HarperCollins U.S. had 128 adult and children’s titles on The New York Times bestseller list, with 16 titles hitting number one, including Marley & Me by John Grogan, The Reagan Diaries by Ronald Reagan, At the Center of the Storm by George Tenet, The Measure of a Man by Sidney Poitier, The Pursuit of Happyness by Chris Gardner, The Volumetrics Eating Plan by Barbara Rolls, A Series of Unfortunate Events, #13: The End by Lemony Snicket, Fancy Nancy and the Posh Puppy by Jane O’Connor, Bridge to Terabithia by Katherine Paterson, The Night before Christmas by Clement Moore, Is There Really a Human Race? by Jamie Lee Curtis, Bad Dog, Marley! by John Grogan, Charlotte’s Web The Movie Storybook by Kate Egan, Thanks to You by Julie Andrews and Emma Hamilton and Warriors: The New Prophecy and Warriors: Power of Three both by Erin Hunter.

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

Other

NDS

The Company owns approximately 73% of the equity and approximately 96% of the voting power of NDS’s American Depositary Shares, which each represent one NDS Series A ordinary share, par value $0.01 per share, and which are quoted on The NASDAQ Stock Market under the symbol “NNDS.”

NDS supplies open end-to-end digital technology and services to digital pay television platform operators and content providers. NDS’s technologies include conditional access and microprocessor security, broadcast stream management, set-top box and residential gateway middleware, electronic program guides, DVR technologies and interactive infrastructure and applications. NDS provides technologies and services supporting standard definition and high definition televisions and a variety of industry, Internet and Internet protocol standards. NDS’s software systems, consultancy and systems integration services are focused on providing platform operators and content providers with technology to help them profit from the secure distribution of digital information and entertainment to consumer devices that incorporate various technologies supplied by NDS. For more information on NDS, please see its reports filed with the SEC.

Competition. NDS competes with a number of companies, although no single company competes with it in all of its product lines.

Fox Interactive Media

Fox Interactive Media, Inc. (“FIM”) operates the majority of the Company’s Internet businesses, including MySpace.com, FoxSports.com, Scout.com, AmericanIdol.com, IGN.com, RottenTomatoes.com, AskMen.com, Photobucket.com, Flektor.com and other Company web properties. In June 2007, the FIM network of websites (excluding Photobucket.com and Flektor.com, which were acquired in July 2007 and May 2007, respectively) had approximately 164 million unique visitors worldwide and approximately 84 million unique visitors in the United States and, as of June 30, 2007, was the fifth largest network of users on the Internet in the United States according to comScore Media Metrix (based on monthly unique users). The FIM properties create original entertainment, news and information content and leverage the Company’s current and archived video assets.

FIM derives revenue principally from the sale of Internet advertising and sponsorships, as well as from subscription services and e-commerce, including the digital sale of video games, television programming and other entertainment products. FIM has a multi-year search technology and services agreement with Google Inc. (“Google”), pursuant to which Google provides search and keyword targeted advertising on an exclusive basis for a majority of FIM’s web properties domestically and internationally. In furtherance of FIM’s monetization strategy, it purchased an interactive advertising technology company, Strategic Data Corporation (“SDC”) in March 2007. SDC’s advanced, proprietary technology is designed to optimize the delivery of FIM’s online advertising.

MySpace.com is the leading social networking site on the Internet, with over 188 million registered users worldwide as of June 30, 2007. MySpace.com allows users, such as individuals, bands, comedians and film producers, to create and customize content-rich Internet profile pages, share user-generated video, participate in user groups and communicate with each other using various technologies, including instant messaging. In June 2007, MySpace.com had approximately 70 million unique visitors and 46 billion page views in the United States according to comScore Media Metrix.

During fiscal 2007, MySpace launched international sites in the United Kingdom, Australia, France, Germany, Italy, Spain, Canada, the Netherlands, Switzerland, Sweden, Austria and Mexico and expects to launch in additional countries in the coming year. The international MySpace sites provide unique local content to users in those countries while maintaining global connectivity to MySpace.com. In addition, FIM formed a joint venture with Softbank Corp. to launch MySpace Japan in November 2006. MySpace also licenses its trademarks and technology to a local company that operates a MySpace site in China, which launched in April 2007.

MySpace launched a number of new features and services during the past year, including the Impact Channel (http://impact.myspace.com), which provides a community for politicians, non-profit organizations and others to communicate with MySpace users, MySpace News (http://news.myspace.com), which provides users with access to news stories from over 8,000 sources across the Internet, and, most recently, MySpaceTV, an integrated component of the company’s worldwide community and content platform which provides users personalized video channels, exclusive and original content, user generated and partner driven branded channels. MySpace announced video-focused content deals and partnerships with a variety of content partners, including Broadband Emmy Awards, Michael Eisner’s Prom Queen, Mark Burnett’s INDEPENDENT, the NBA, the NHL and The Sony Minisode Network. Branded channel partners include National Geographic, The New York Times and Reuters.

FIM’s IGN network of video game-related Internet properties (IGN.com, GameSpy, FilePlanet, TeamXbox, Direct2Drive and others) is the Web’s number one video game information destination and attracts one of the largest concentrated audiences of young males on the Internet. IGN also owns and operates the popular movie-related website, RottenTomatoes.com, and one of the leading male lifestyle websites, AskMen.com. In addition, IGN provides technology for online game play in video games. IGN has launched international versions of IGN.com in the United Kingdom and Australia and expects to launch in additional countries in the coming year. Collectively, IGN’s properties had approximately 36 million unique users worldwide in June 2007 according to comScore Media Metrix.

FoxSports.com, part of the MSN Network, is the leading general interest sports destination on the Internet in the United States. Through its strategic relationship with MSN.com, FoxSports.com surpassed ESPN.com in unique users in fiscal 2007, and grew over 16% over the prior year. In June 2007, FoxSports.com on the MSN Network had approximately 15 million unique visitors and 506 million page views in the United States according to comScore Media Metrix.

FIM acquired Photobucket.com, Inc. in July 2007 and Flektor, Inc. in May 2007. Photobucket.com is a web-based provider of photo- and video-sharing services, and Flektor.com is a next-generation website that provides users with a suite of web-based tools to transform their photos and videos into dynamic slideshows, postcards, live interactive presentations and video mash-ups.

Competition. FIM’s business and the Internet generally are highly competitive. FIM properties compete with other Internet sites for advertisers, users and traffic. FIM develops new tools and features to remain competitive in the Web 2.0 world. These new tools and features are key competitive factors in keeping users engaged with FIM properties.

News Outdoor

News Outdoor Group (“News Outdoor”) operates outdoor advertising companies. News Outdoor owns an approximately 73% interest in Media Support Services Limited (“MSS”), the largest outdoor advertising company in Russia. In certain limited circumstances, the minority stockholders of MSS have the right to sell, and News Outdoor has the right to purchase, the minority interests at fair market value. News Outdoor also owns or has interests in outdoor advertising companies in Poland, Romania, the Czech Republic, Ukraine, Turkey, Bulgaria, Israel, India and Southeast Asia.

In June 2007, the Company announced that it intends to explore strategic options for News Outdoor in connection with News Outdoor’s continued development plans. The strategic options include, but are not limited to, exploring the opportunity to expand News Outdoor’s existing shareholder group through new strategic and private equity partners. No agreement has yet been entered into with respect to any transaction.

Other Operations

In January 2007, the Company and VeriSign, Inc. (“VeriSign”) formed a joint venture to provide entertainment content for mobile devices. The Company paid approximately $190 million for a controlling interest in VeriSign’s wholly-owned subsidiary, Jamba, which was combined with certain of the Company’s Fox Mobile Entertainment assets.

The Company owns or has interests in the following free over-the-air, general entertainment television stations: bTV in Bulgaria; TV Puls in Poland; LNT and TV5 in Latvia; Fox Televizija in Serbia; and FOX TV in Turkey. The Company has also entered into agreements in principle to acquire interests in television stations in Israel (Channel 10) and Georgia (TV IMEDI). In addition, the Company owns interests in Nashe Radio and Best FM, both Russian radio stations.

News Digital Media is the Company’s Australian online division. In addition to maintaining the Company’s Australian websites, News Digital Media is responsible for online advertising in Australia. News Digital Media operates CareerOne.com.au, CARSguide.com.au, NEWS.com.au, truelocal.com.au and FOXSPORTS.com.au.

Equity Interests

BSkyB

The Company holds an approximate 39% interest in BSkyB. BSkyB’s ordinary shares are listed on the London Stock Exchange and its American Depositary Shares, each representing four BSkyB ordinary shares, are listed on the New York Stock Exchange (“NYSE”), in each case under the symbol “BSY.” BSkyB is the leading pay television broadcast service in the United Kingdom and Ireland. BSkyB acquires programming to broadcast on its own channels and also supplies certain of those channels to cable operators for retransmission in the United Kingdom and Ireland. BSkyB also retails channels (both its own and those of third parties) to DTH subscribers and to a limited number of DSL subscribers. For more information on BSkyB, please see its reports filed with the SEC.

DIRECTV

The Company holds an approximate 39% interest in DIRECTV. DIRECTV’s common stock is listed on the NYSE under the symbol “DTV.” DIRECTV is the largest provider of DTH digital television services and the second largest provider in the multichannel video programming distribution (“MVPD”) industry in the United States, in each case based on the number of subscribers. DIRECTV is a leading provider of digital television entertainment in the United States and Latin America. DIRECTV acquires, promotes, sell and distributes digital entertainment programming via satellite to residential and commercial customers. For more information on DIRECTV, please see its reports filed with the SEC.

As discussed above, the Company’s interest in DIRECTV is part of the transactions contemplated by the Share Exchange Agreement. If consummated, the Company will not have any interest in DIRECTV following the closing of the Share Exchange Agreement. For more information on the Share Exchange Agreement, please see discussion under the heading “Background.”

Gemstar-TV Guide

The Company holds an approximate 41% interest in Gemstar-TV Guide. Gemstar–TV Guide’s common stock is quoted on The NASDAQ Stock Market under the symbol “GMST.” Gemstar–TV Guide is a media, entertainment and technology company that develops, licenses, markets and distributes products and services targeted at the video guidance and home entertainment needs of consumers worldwide. In July 2007, Gemstar-TV Guide announced that its board of directors authorized Gemstar-TV Guide and its advisors to explore strategic alternatives intended to maximize stockholder value, which may include a sale of the company. For more information on Gemstar–TV Guide, please see its reports filed with the SEC.

FOXTEL

The Company, Telstra Corporation Limited, an Australian telecommunications company, and Publishing and Broadcasting Limited, an Australian media and entertainment company, own and operate FOXTEL, a cable and satellite television service in Australia with 25%, 50% and 25% interests, respectively. At June 30, 2007, FOXTEL had approximately 1.4 million subscribers (including subscribers to Optus, an Australian telecommunications company). At June 30, 2007, 100% of the FOXTEL managed subscriber base was connected to FOXTEL’s digital service, which delivers over 100 channels on cable and satellite.

Other Investments

National Geographic Channel. The Company holds an approximate 67% non-controlling interest in the National Geographic Channel in the United States, with NGT holding the remaining interest. The National Geographic Channel currently reaches approximately 64.5 million households in the United States according to Nielsen Media Research. The National Geographic Channel airs documentary programming on such topics as natural history, adventure, science, exploration and culture. The Company and NGT also own interests of 25% and 75%, respectively, in NGC Network (UK) Limited, which produces and distributes the National Geographic Channel throughout the United Kingdom, Benelux, Scandinavia, Eastern and Central Europe, Russia, Israel, Greece, Africa, Australia and New Zealand.

Telecine. The Company owns a 12.5% equity interest in Telecine, Ltda., which distributes five premium pay television channels (Telecine Premium, Telecine Action, Telecine Emotion, Telecine Popcorn and Telecine Cult) in Brazil. Such channels primarily feature theatrical motion pictures of Twentieth Century Fox and three other studio partners in the English language with Portuguese subtitles, except that Telecine Popcorn is dubbed into Portuguese.

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

News Corporation/NBC Universal Online Joint Venture. In March 2007, the Company and NBC Universal announced the formation of a joint venture to launch a website and online video distribution network. The joint venture will be a platform for premium produced content from the Company, NBC Universal and a myriad of other content partners. The joint venture’s content library will also be distributed by partners, such as AOL, MSN, MySpace, Yahoo! and Comcast. In August 2007, the Company and NBC Universal entered into an agreement with Providence Equity Partners (“Providence”), a media investment firm, pursuant to which Providence will invest $100 million and will acquire a 10% interest in the joint venture.

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

The Communications Act permits the operation of television broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of the license would serve the public interest, convenience and necessity. The FCC grants television broadcast station licenses for specific periods of time and, upon application, may renew the licenses for additional terms. Under the Communications Act, television broadcast licenses may be granted for a maximum permitted term of eight years. Generally, the FCC renews broadcast licenses upon finding that: (i) the television station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and (iii) there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse. After considering these factors, the FCC may grant the license renewal application with or without conditions, including renewal for a lesser term than the maximum otherwise permitted, or hold an evidentiary hearing. Fox Television Stations has pending renewal applications for a number of its television station licenses. Nine of the pending applications have been opposed by third parties. For information on the television stations owned and operated by the Company, see “—Fox Television Stations” above.

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

On October 6, 2006 the FCC granted Fox Television Stations’ applications to transfer control of its television station licenses from Mr. K Rupert Murdoch to the Company through a recapitalization of FTH stock that reduced Mr. K. Rupert Murdoch’s voting interest to 14.8% and raised the Company’s voting interest to 85.2% (the “October 2006 Order”). The grant of the applications effected no change with respect to the equity held in FTH, the officers or directors of FTH or to its day-to-day operations.

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

Fox Television Stations retains an attributable interest in the Post and two television stations in the New York DMA. In the October 2006 Order, the FCC reaffirmed the Company’s permanent waiver of the newspaper/broadcast cross-ownership rule, which allows the common ownership of the Post and WNYW(TV), and granted a two-year temporary waiver of the rule to continue to allow the common ownership of the Post and WWOR-TV. Parties opposed to the FCC’s decision filed a petition for reconsideration with the agency and an appeal to the D.C. Circuit Court of Appeals, both of which are pending. It is not possible to predict the timing or outcome of the FCC’s or the Court’s action on these filings or their effect on the Company.

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

FCC rules prohibit the broadcast by television and radio stations of indecent or profane material between the hours of 6:00 a.m. and 10:00 p.m. Beginning in March 2004, the FCC implemented a new policy regarding this prohibition and generally stepped up its enforcement of indecency violations. Under the new policy, the single use of certain forbidden expletives, or variations of those expletives, were deemed “indecent” and “profane.” The FCC also warned broadcasters that serious multiple violations of the indecency prohibition could lead to license revocation proceedings, and that fines could be imposed for each incident in a single broadcast. Under the new FCC policy, both complaints about indecency and FCC enforcement actions have increased, and several complaints alleging the broadcast of alleged indecent or profane material by Fox Television Stations are pending at the FCC. In 2004, the FCC notified Fox Television Stations of apparent liability for a $175,000 forfeiture relating to the broadcast of an episode of the program Married by America by the Company’s FOX Affiliates, including its owned and operated FOX stations. On March 15, 2006, the FCC notified Fox Television Stations of apparent liability for a $27,500 forfeiture relating to the broadcast of the movie The Pursuit of D.B. Cooper by its owned and operated station KTVI(TV) in St. Louis, Missouri (the “March 15 Order”). Fox Television Stations is contesting both forfeitures.

In the March 15 Order, the FCC also determined that the 2002 and 2003 Billboard Music Awards programs, both live broadcasts on FOX, violated the prohibitions against indecent and profane broadcasts because they contained isolated uses of the forbidden expletives. However, since these broadcasts preceded the FCC’s March 2004 policy, no forfeiture or other penalty was imposed. Nonetheless, in April 2006, Fox Television Stations appealed the March 15 Order to the Second Circuit Court of Appeals (the “Second Circuit”). On June 4, 2007 the Second Circuit granted Fox’s appeal, vacated the FCC’s decision in the Billboard Music Awards cases as well as the FCC’s new policy on “fleeting expletives” in its entirety on the grounds that both were arbitrary and capricious. The Court remanded the case to the FCC for further proceedings consistent with the Court’s opinion.

On June 15, 2006, the Broadcast Decency Enforcement Act was signed into law. This law raises the maximum amount the FCC can impose for a violation of the prohibition against indecent and profane broadcasts from $32,500 to $325,000 per incident. Some members of Congress have supported extending the indecency rules applicable to free over-the-air broadcasters to cable and satellite programming, and/or requiring MVPDs to provide their subscribers with the option of purchasing programming on a channel by channel (or à la carte) basis or to provide them with a family -friendly program tier without obligating the subscriber to purchase any other programming channels or tiers.

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

India. In India, private satellite dish ownership, including DTH, is allowed. Television viewers receive broadcast television signals primarily through terrestrial and cable delivery and in more recent years, DTH delivery.

All cable television operators are required to carry certain government-operated channels. Retransmissions of foreign satellite channels, such as STAR’s channels in India, are permitted, subject to licensing requirements and compliance with local applicable laws, including censorship codes. The Indian government also places certain restrictions on advertising and requires that certain media, whether produced in India or abroad, must be certified by the Central Board of Film Certification prior to exhibition in India.

Limits are imposed on the increase in the year-on-year prices payable by cable operators to broadcasters for certain channels, including certain STAR channels. There is no tariff regulation for DTH; however, broadcasters are required to offer their channels to DTH platforms at 50% of the rates charged by analogue cable operators. Broadcasters are also required to provide their channels on non-discriminatory terms to all distributors.

In certain metropolitan areas, viewers are required to buy or rent a set-top-box from cable operators to access pay television channels, which allows viewers to choose the pay television channels they wish to subscribe to on an à la carte basis, rather than on a bundled basis. Further cable operators are required to provide a pay television channel at a capped retail price, of which the broadcasters’ share is restricted to 45%. Broadcasters and cable operators must execute standard format agreements regarding the provision of television signals in certain metropolitan areas.

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

Taiwan. In Taiwan, private satellite dish ownership is allowed. The maximum subscription fee chargeable by cable television operators is set by both the national and local governments. Cable television operators offer analog basic channels in a single package and digital premium channels in packages or on an à la carte basis as a buy through to their basic analog service. All channels offered in Taiwan must be licensed. Retransmission of foreign satellite programming by local cable operators is permitted, but local cable operators are also required to carry terrestrial channels and broadcast a minimum percentage of local content.

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

Intellectual Property

The Company’s intellectual property assets include: copyrights in motion pictures, television programming, newspapers, books, magazines, websites and technologies; trademarks in names, logos and characters; domain names; patents or patent applications for inventions related to its products, business methods and/or services; and licenses of intellectual property rights of various kinds. The Company derives value from these assets through the theatrical release of films and the production, distribution and/or licensing of its films and television programming to domestic and international television and cable networks, pay television services, pay-per-view, video-on-demand services and direct-to-home satellite services, operation of websites, and through the sale of products, such as DVDs, books, newspapers and magazines, among others.

The Company devotes significant resources to protecting its intellectual property in the United States and other key foreign territories. To protect these assets, the Company relies upon a combination of copyright, trademark, unfair competition, patent, trade secret and Internet/domain name statutes and laws and contract provisions. However, there can be no assurance of the degree to which these measures will be successful in any given case. Policing unauthorized use of the Company’s products and services and related intellectual property is often difficult and the steps taken may not in every case prevent the infringement by unauthorized third parties of the Company’s intellectual property. The Company seeks to limit that threat through a combination of approaches, including offering legitimate market alternatives, deploying digital rights management technologies, pursuing legal sanctions for infringement, promoting appropriate legislative initiatives and international treaties and enhancing public awareness of the meaning and value of intellectual property and intellectual property laws. In addition, piracy, including in the digital environment, continues to present a threat to revenues from products and services based on intellectual property.

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

The Company derives substantial revenues from the sale of advertising on or in its television stations, broadcast and cable networks, newspapers and inserts, websites and DBS services. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. Demand for the Company’s products is also a factor in determining advertising rates. For example, ratings points for the Company’s television stations, broadcast and cable networks and circulation levels for the Company’s newspapers are factors that are weighed when determining advertising rates, and with respect to the Company’s television stations and broadcast and television networks, when determining the affiliate rates received by the Company. In addition, newer technologies, including new video formats, streaming and downloading capabilities via the Internet, video-on-demand, personal video recorders and other devices and technologies are increasing the number of media and entertainment choices available to audiences. Some of these devices and technologies allow users to view television or motion pictures from a remote location or on a time- delayed basis and provide users the ability for users to fast-forward, rewind, pause and skip programming. These technological developments are increasing the number of media and entertainment choices available to audiences and may cause changes in consumer behavior that could affect the attractiveness of the Company’s offerings to viewers, advertisers and/or distributors. A decrease in advertising expenditures or reduced demand for the Company’s offerings can lead to a reduction in pricing and advertising spending, which could have an adverse effect on the Company’s businesses.

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

Labor Disputes May Have an Adverse Effect on the Company’s Business.

In a variety of the Company’s business, the Company and its partners engage the services of writers, directors, actors and other talent, trade employees and others who are subject to collective bargaining agreements, including employees of the Company’s film and television studio operations and newspapers. If the Company or its partners are unable to renew expiring collective bargaining agreements, certain of which are expiring within the next year or so, it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, as well as higher costs in connection with these collective bargaining agreements or a significant labor dispute could have an adverse effect on the Company’s business by causing delays in production or by reducing profit margins.

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

The existence of some provisions in the Company’s corporate documents could delay or prevent a change of control of News Corporation, even if that change would be beneficial to the Company’s stockholders. The Company’s Restated Certificate of Incorporation and Amended and Restated By-laws, contain provisions that may make acquiring control of News Corporation difficult, including:

•	provisions relating to the classification, nomination and removal of directors;

•	a provision prohibiting stockholder action by written consent;

•	provisions regulating the ability of the Company’s stockholders to bring matters for action before annual and special meetings of the Company’s stockholders; and

•	the authorization given to the Company’s Board of Directors (the “Board”) to issue and set the terms of preferred stock.

In addition, the Company currently has in place a stockholder rights plan, which would cause extreme dilution to any person or group that attempts to acquire a significant interest in the Company without advance approval of the Board. Further, as a result of Mr. K. Rupert Murdoch’s ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns 1.6% of the Company’s Class A Common Stock and 30.1% of the Class B Common Stock, Mr. K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. Mr. K. Rupert Murdoch, however, disclaims any beneficial ownership of those shares. Also, Mr. K. Rupert Murdoch beneficially owns an additional 1.2% of the Class A Common Stock and 1.1% of the Class B Common Stock. Thus, Mr. K. Rupert Murdoch may be deemed to beneficially own in the aggregate 2.7% of the Class A Common Stock and 31.2% of the Class B Common Stock. If the Share Exchange Agreement is consummated, the Company intends to redeem the rights issued under the stockholder rights plan at that time and to take the necessary steps to declassify its classified board structure. Further, if the Share Exchange Agreement is consummated, the aggregate voting power represented by the shares of Class B Common Stock held by Mr. K. Rupert Murdoch and the Murdoch Family Trust would increase to approximately 38.6% of the Company’s aggregate voting power, subject to further increase to approximately 40.0% if the Company completes its previously announced stock repurchase program.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company owns and leases various real properties in the United States, Europe, Australia and Asia which are utilized in the conduct of its businesses. Each of these properties is considered to be in good condition, adequate for its purpose and suitably utilized according to the individual nature and requirements of the relevant operations. The Company’s policy is to improve and replace property as considered appropriate to meet the needs of the individual operation.

United States

The Company’s principal real properties in the United States are the following:

(a)	The Fox Studios Lot, in Los Angeles, California, owned by the Company, containing sound stages, production facilities, administrative, technical and dressing room structures, screening theaters and machinery, equipment facilities and three restaurants. FEG also leases office space at Fox Plaza, located adjacent to the Fox Studios Lot;

(b)	The leased U.S. headquarters of News Corporation, located in New York, New York. This space includes the editorial offices of the Post, the executive offices of NAMG, the home office for Fox Television Stations and various operations of FEG, including the offices and broadcast studios of Fox News;

(c)	The leased offices of HarperCollins U.S. in New York, New York,;

(d)	The leased office and warehouse facilities of HarperCollins U.S. in Scranton, Pennsylvania;

(e)	The printing plant of the Post located in Bronx, New York owned by the Company;

(f)	The leased offices of FIM in Beverly Hills, California;

Europe

The Company’s principal real properties in Europe are the following:

(a)	The newspaper production and printing facilities for its U.K. newspapers, which consist of:

1.	The leasehold interest in a publishing and printing facility in Wapping, England;

2.	The leasehold interest in a publishing and printing facility in Broxbourne, England (the Wapping printing operations are expected to be moved to the Broxbourne facility in March 2008);

3.	The freehold interest in a printing facility in Knowsley, England;

4.	The leased office space in Dublin, Ireland;

5.	The printing facility in North Lanarkshire, Scotland owned by the Company; and

6.	The leased office space in Glasgow City Centre, Scotland.

(b)	The leased headquarters and editorial offices of HarperCollins Publishers Limited in London, England;

(c)	The leased warehouse and office facilities of HarperCollins Publishers Limited in Glasgow, Scotland;

(d)	The leased office and theater space of FEG in London, England;

(e)	The leased office space of SKY Italia in Rome, Italy;

(f)	The leased office space of SKY Italia in Milan, Italy;

(g)	The leased SKY Italia call center in Sardinia, Italy; and

(h)	The SKY Italia broadcast operation center owned by the Company in Milan, Italy.

In addition, SKY Italia has entered into an agreement for the construction and subsequent lease to SKY Italia of premises that will contain the new head offices and television production and transmission studios for SKY Italia operations in Milan. Pursuant to the agreement, SKY Italia will occupy approximately the majority of such space in March 2008 and will occupy the remaining space by October 2009. SKY Italia also has an option to increase the total surface area of the portion of the space designated as office space.

Australia and Asia

The Company’s principal real properties in Australia and Asia are the following:

(a)	The Company-owned print center in Sydney, Australia at which The Australian, the Daily Telegraph and The Sunday Telegraph are printed;

(b)	The Company-owned office building space in Sydney, Australia;

(c)	The Company-owned print center in Melbourne, Australia at which the Herald-Sun and the Sunday Herald-Sun are printed;

(d)	The Company-owned office building in Adelaide, Australia utilized in the publishing of The Advertiser and The Sunday Mail;

(e)	The Company-owned print center in Adelaide, Australia at which The Advertiser and The Sunday Mail are printed;

(f)	The Company-owned office building in Bowen Hills, Brisbane Australia and a Company-owned, print center in Murarrie, Brisbane, Australia at which The Courier Mail and Sunday Mail are published and printed;

(g)	The two Company-owned buildings totaling on land sites in Perth, Australia which are used to publish and print The Sunday Times;

(h)	The leased Fox Studios Australia Lot in Sydney, Australia, containing sound stages, production facilities and administrative, technical, dressing room and personnel support services structures.

(i)	The facility in Hong Kong used by STAR for its television broadcasting and programming operations.

ITEM 3.	LEGAL PROCEEDINGS

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

After Echostar filed a second amended complaint, NDS filed a motion to dismiss this complaint on March 31, 2004. On July 21, 2004, the court issued an order directing Echostar to, among other things, file a third amended complaint within ten days correcting various deficiencies noted in the second amended complaint. Echostar filed its third amended complaint on August 4, 2004. On August 6, 2004, the court ruled that NDS was free to file a motion to dismiss the third amended complaint, which NDS did on September 20, 2004. The hearing occurred on January 3, 2005. On February 28, 2005, the court issued an order treating NDS’s motion to dismiss as a motion for a more definite statement, granting the motion and giving Echostar until March 30, 2005 to file a fourth amended complaint correcting various deficiencies noted in the third amended complaint. On March 30, 2005, Echostar filed a fourth amended complaint, which NDS moved to dismiss. On July 27, 2005, the court granted in part and denied in part NDS’s motion to dismiss, and again limited Echostar’s surviving claims to acts allegedly occurring within three years of the filing of Echostar’s original complaint. NDS’s management believes these surviving claims are without merit and intends to vigorously defend against them.

On October 24, 2005, NDS filed its Amended Answer with Counterclaims, alleging that Echostar misappropriated NDS’s trade secrets, violated the Computer Fraud and Abuse Act and engaged in unfair competition. On November 8, 2005, Echostar moved to dismiss NDS’s counterclaims for conversion and claim and delivery, arguing that these claims were preempted and time-barred. Echostar also moved for a more definite statement of NDS’s trade secret misappropriation claim. On December 8, 2005, the court granted in part and denied in part Echostar’s motion to dismiss and for a more definite statement, but granted NDS leave to file amended counterclaims. On December 13, 2005, NDS filed a Second Amended Answer with Counterclaims, which Echostar answered on December 27, 2005. The court has set this case to go to trial in February 2008.

Sogecable Litigation

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, “Sogecable”), filed an action against NDS in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003, which purported to allege claims for violation of the Digital Millennium Copyright Act and the federal RICO Act. The amended complaint also purported to allege claims for interference with contract and prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. NDS filed a motion to dismiss the second amended complaint on March 31, 2004. On August 4, 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint. On October 1, 2004, Sogecable notified the court that it would not be filing a third amended complaint, but would appeal the court’s entry of final judgment dismissing the suit to the United States Ninth Circuit Court of Appeals. On December 14, 2006, the appellate court issued a memorandum decision reversing the district court’s dismissal. On January 26, 2007, NDS filed its petition for rehearing by an en banc panel of the United States Ninth Circuit Court of Appeals. On February 21, 2007, the petition was denied. On June 11, 2007, NDS filed a petition for a Writ of Certiorari in the United States Supreme Court seeking reversal of the Ninth Circuit Court of Appeals’ decision. The Company believes that Sogecable’s claims are without merit and will continue to vigorously defend itself in this matter.

Intermix

FIM Transaction

On August 26, 2005 and August 30, 2005, two purported class action lawsuits captioned, respectively, Ron Sheppard v. Richard Rosenblatt et. al., and John Friedmann v. Intermix Media, Inc. et al. , were filed in the California Superior Court, County of Los Angeles. Both lawsuits named as defendants all of the then incumbent members of the Intermix Board, including Mr. Rosenblatt, Intermix’s former Chief Executive Officer, and certain entities affiliated with VantagePoint Venture Partners, a former major Intermix stockholder. The complaints alleged that, in pursuing the transaction whereby Intermix was to be acquired by FIM (the “FIM Transaction”) and approving the related merger agreement, the director defendants breached their fiduciary duties to Intermix stockholders by, among other things, engaging in self-dealing and failing to obtain the highest price reasonably available for Intermix and its stockholders. The complaints further alleged that the merger agreement resulted from a flawed process and that the defendants tailored the terms of the merger to advance their own interests. The FIM Transaction was consummated on September 30, 2005. The Friedmann and Sheppard lawsuits were subsequently consolidated and, on January 17, 2006, a consolidated amended complaint was filed (the “Intermix Media Shareholder Litigation”). The plaintiffs in the consolidated action are seeking various forms of declaratory relief, damages, disgorgement and fees and costs. On March 20, 2006, the court ordered that substantially identical claims asserted in a separate state action filed by Brad Greenspan, captioned Greenspan v. Intermix Media, Inc., et al., be severed and related to the Intermix Media Shareholder Litigation. The defendants filed demurrers seeking dismissal of all claims in the Intermix Media Shareholder Litigation and the severed Greenspan claims, which were heard by the Court on July 6, 2006. On October 6, 2006, the court sustained the demurrers without leave to amend. On December 13, 2006, the court dismissed the complaints and entered judgment for the defendants. On February 6, 2007, the Intermix Media Shareholder Litigation plaintiffs filed a notice of appeal. Although their opening brief is currently due on August 24, 2007, plaintiffs have requested that the Court of Appeal grant them an extension of this due date to October 23, 2007. The Court of Appeal has not yet ruled on this request. The matter will likely not be fully briefed and ready for oral argument until the first half of 2008.

In November 2005, plaintiff in a derivative action captioned LeBoyer v. Greenspan et al. pending against various former Intermix directors and officers in the United States District Court for the Central District of California, filed a First Amended Class and Derivative Complaint (the “Amended Complaint”). The original derivative action was filed in May 2003 and arose out of Intermix’s restatement of quarterly financial results for its fiscal year ended March 31, 2003. Until the filing of the Amended Complaint, the action had been stayed by mutual agreement of the parties since its inception. A substantially similar derivative action filed in Los Angeles Superior Court was dismissed based on inability of the plaintiffs to adequately plead demand futility. Plaintiff LeBoyer’s November 2005 Amended Complaint added various allegations and purported class claims arising out of the FIM Transaction which are substantially similar to those asserted in the Intermix Media Shareholder Litigation. The Amended Complaint also adds as defendants the individuals and entities named in the Intermix Media Shareholder Litigation that were not already defendants in the matter. On July 14, 2006, the parties filed their briefing on defendants’ motion to dismiss and stay the matter. On October 16, 2006, the court dismissed the fourth through seventh claims for relief, which related to the 2003 restatement, finding that the plaintiff is precluded from relitigating demand futility. At the same time, the court asked for further briefing regarding the standing issues and the effect of the judge’s dismissal of the claims in the Greenspan case and the Intermix Media Shareholder Litigation on the remaining claims, which include two direct class action claims related to alleged breaches of fiduciary duty leading up to the FIM Transaction and a third claim under Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) asserted as a derivative claim and alleging material misstatements and omissions in the FIM Transaction proxy statement. The parties filed the requested additional briefing in which the defendants requested that the court stay the federal court proceedings pending the resolution of any appeal in the Greenspan case and the Intermix Media Shareholder Litigation. The court vacated the scheduled November 27, 2006 hearing with respect to this briefing and took the matter under submission. The court denied the stay in an order dated May 22, 2007, and as explained in more detail in the next paragraph, consolidated this case with the Brown v. Brewer action also pending before the court. On July 11, 2007, plaintiffs filed the consolidated first amended complaint. Pursuant to the stipulated briefing schedule ordered by the court, the parties’ joint brief is due to be filed on October 11, 2007.

On June 14, 2006, a purported class action lawsuit, captioned Jim Brown v. Brett C. Brewer, et al., was filed against certain former Intermix directors and officers in the United States District Court for the Central District of California. The plaintiff asserts claims for alleged violations of Section 14a of the Exchange Act and SEC Rule 14a-9, as well as control person liability under Section 20a. The plaintiff alleges that certain defendants disseminated false and misleading definitive proxy statements on two occasions: one on December 30, 2003 in connection with the shareholder vote on January 29, 2004 on the election of directors and ratification of financing transactions with certain entities of VantagePoint Venture Partners (“VantagePoint”), a former large stockholder of Intermix, and another on August 25, 2005 in connection with the shareholder vote on the FIM Transaction. The complaint names as defendants certain VantagePoint related entities and the members of the Intermix Board who were incumbent on the dates of the respective proxy statements. Intermix is not named as a defendant, but has certain indemnity obligations to the former officer and director defendants in connection with these claims and allegations. Intermix believes that the claims are without merit and expects that the individual defendants will vigorously defend themselves in the matter. On August 25, 2006, plaintiff amended his complaint to add certain investment banks (the “Investment Banks”) as defendants. Intermix has certain indemnity obligations to the Investment Banks as well. After conferring with defendants concerning deficiencies in the amended complaint pursuant to local rule and entering a stipulation with defendants regarding a briefing schedule, plaintiff amended his complaint again on September 27, 2006. On October 19, 2006, defendants filed motions to dismiss all claims in the Second Amended Complaint. These motions were scheduled to be heard on February 12, 2007. On February 9, 2007, the case was transferred from Judge Walter to Judge George H. King, the judge assigned to the LeBoyer action on the grounds that it raises substantially related questions of law and fact as LeBoyer, and would entail substantial duplication of labor if heard by different judges. Judge King took the February 26, 2007 hearing date for the motions to dismiss off-calendar. On May 22, 2007, Judge King ordered a combined status conference with the LeBoyer action occur on June 11, 2007 at which he ordered the Brown case be consolidated with the LeBoyer action. Judge King also stated that he was not going to consider the pending motions to dismiss but rather ordered plaintiffs’ counsel to file a consolidated first amended complaint setting forth the causes of action in the LeBoyer and Brown matters and further ordered the parties to file a joint brief regarding dismissal of the first amended complaint. On July 11, 2007, plaintiffs filed the consolidated first amended complaint. Pursuant to the stipulated briefing schedule ordered by the court, the parties’ joint brief is due to be filed on October 11, 2007. Intermix believes that the claims are without merit and expects the individual defendants will vigorously defend themselves in the matter.

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

Prior to dismissing his derivative lawsuit, in August 2005, Mr. Greenspan filed another complaint in Los Angeles Superior Court against the same defendants. The complaint, for breach of fiduciary duty, included substantially the same allegations made by Mr. Greenspan in the above-referenced lawsuit. Mr. Greenspan further alleged that defendants’ actions have, with the FIM Transaction, culminated in the loss of Mr. Greenspan’s interest in Intermix for a cash payment allegedly below its value. On October 31, 2005, the defendants filed motions seeking dismissal of the lawsuit on the grounds that the complaint fails to state any cause of action. Instead of responding to these motions, Mr. Greenspan filed an amended complaint on February 21, 2006, in which Mr. Greenspan omitted certain previously named defendants and added two other former directors as defendants. In this amended complaint, Mr. Greenspan asserts seven causes of action. The first two causes of action, for intentional interference with prospective economic advantage and violation of California’s Business Professions Code section 17200, generally related to Intermix’s decision to consummate its Series C Preferred Stock financing with VantagePoint in October 2003 and allege that Mr. Greenspan was “forced” to resign. The third through sixth causes of action assert various claims for breach of fiduciary duty related to the FIM Transaction and substantially mirror the allegations in the Intermix Media Shareholder Litigation. By Order of March 20, 2006, the court ordered that Mr. Greenspan’s claims based on the FIM Transaction be severed from the rest of his complaint and coordinated with the claims asserted in the Intermix Media Shareholder Litigation. The seventh cause of action is asserted against Intermix for indemnification. In his amended complaint, Mr. Greenspan seeks compensatory and consequential damages, punitive damages, fees and costs, injunctive relief and other remedies. Motions to dismiss the first six causes of action were filed and, on October 6, 2006, granted without leave to amend. On November 21, 2006, Mr. Greenspan dismissed with prejudice the seventh cause of action for indemnity, which was the only remaining claim and his sole cause of action against Intermix. On January 24, 2007, Mr. Greenspan filed a notice of appeal of the court’s October 6, 2006 ruling. Mr. Greenspan’s opening brief in the Court of Appeal is currently due August 24, 2007. The matter will likely not be fully briefed and ready for oral argument until the first half of 2008.

News America Marketing

On January 18, 2006, Valassis Communications, Inc. (“Valassis”) filed a complaint against News America Incorporated, News America Marketing FSI,LLC and News America Marketing Services, In-Store, LLC (collectively “News America”) in the United States District Court for the Eastern District of Michigan. Valassis alleges that News America possesses monopoly power in a claimed in-store advertising and promotions market (the “in-store market”) and has used that power to gain an unfair advantage over Valassis in a purported market for coupons distributed by free standing inserts (“FSIs”). Valassis alleges that News America is attempting to monopolize the purported FSI market by leveraging its alleged monopoly power in the purported in-store market, thereby allegedly violating Section 2 of the Sherman Antitrust Act of 1890, as amended (the “Sherman Act”). Valassis further alleges that News America has unlawfully bundled the sale of in-store marketing products with the sale of FSIs and that such bundling constitutes unlawful tying in violation of Sections 1 and 3 of the Sherman Act. Additionally, Valassis alleges that News America is predatorily pricing its FSI products in violation of Section 2 of the Sherman Act. Valassis also asserts that News America violated various state antitrust statutes and has tortiously interfered with Valassis’ actual or expected business relationships. Valassis’ complaint seeks injunctive relief, damages, fees and costs. On April 20, 2006, News America moved to dismiss Valassis’ complaint in its entirety for failure to state a cause of action. On September 28, 2006, the Magistrate Judge issued a Report and Recommendation granting the motion. On October 16, 2006, Valassis filed an Amended Complaint, alleging the same causes of action. On November 17, 2006, News America answered the three federal antitrust claims and moved to dismiss the remaining nine state law claims. On March 23, 2007, the Court granted News America’s motion and dismissed the nine state law claims. On April 12, 2007, the Court entered a Scheduling Order that provides that all discovery will be closed on or before October 12, 2007 and sets a jury trial date for February 5, 2008. The parties are in ongoing negotiations regarding discovery and production of responsive discovery is imminent.

On March 9, 2007, Valassis filed a two-count complaint in Michigan state court against News America. That complaint, which is based on the same factual allegations as the federal complaint discussed above, alleges that News America has tortiously interfered with Valassis’ business relationships and that News America has unfairly competed with Valassis. Valassis’ Michigan complaint seeks injunctive relief, damages, fees and costs. On May 4, 2007, News America filed a motion to dismiss or, in the alternative stay, that complaint. On August 14, 2007, the Court denied the motion.

On March 12, 2007, Valassis filed a three-count complaint in California state court against News America. That complaint, which is based on the same factual allegations as the federal complaint discussed above, alleges that News America has violated the Cartwright Act (California’s state antitrust law) by unlawfully tying its FSI products to its in-store products, has violated California’s Unfair Practices Act by predatorily pricing its FSI products, and has unfairly competed with Valassis. Valassis’ California complaint seeks injunctive relief, damages, fees and costs. On May 4, 2007, News America filed a motion to dismiss or, in the alternative stay, that complaint. On June 28, 2007, the court issued a tentative ruling denying the motion and reassigned the case to the Complex Litigation Program. On July 19, 2007, the court denied the motion.

News America believes that all of the claims in each of the complaints filed by Valassis are without merit and it intends to defend itself vigorously in the three matters.

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

The Company held a special meeting of stockholders (the “Special Meeting”) on April 3, 2007. A brief description of the matters voted upon at the Special Meeting on such matters is set forth below.

Proposal 1: A proposal to approve the Share Exchange was voted upon as follows:

For:	317,029,268
Against:	488,428
Abstain:	272,236

Proposal 2: A proposal to approve the adjournment or postponement of the Special Meeting, if necessary or appropriate, to solicit additional proxies for approval of the Share Exchange if there were insufficient votes at the time of the Special Meeting to approve the Share Exchange was voted upon as follows:

For:	799,958,550
Against:	13,531,061
Abstain:	242,033

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A Common Stock and Class B Common Stock are listed and traded on the New York Stock Exchange (“NYSE”), its principal market, under the symbols “NWS.A” and “NWS”, respectively. CHESS Depositary Interests (“CDIs”) representing the Class A Common Stock and Class B Common Stock are listed and traded on the Australian Stock Exchange (“ASX”) under the symbols “NWS” and “NWSLV,” respectively. The Class A and Class B Common Stock are also traded on the London Stock Exchange. As of June 30, 2007, there were approximately 54,000 holders of record of shares of Class A Common Stock and 1,600 holders of record of shares of Class B Common Stock.

The following table sets forth, for the fiscal periods indicated, the reported high and low closing sales prices for the Class A Common Stock and Class B Common Stock, as reported on the NYSE.

	Class B Common Stock		Class A Common Stock
	High	Low	High	Low
Fiscal Year Ended June 30,
2006:
First Quarter	$18.11	16.04	17.13	15.22
Second Quarter	16.92	14.97	16.01	14.09
Third Quarter	17.83	16.30	16.86	15.25
Fourth Quarter	20.47	17.72	19.52	16.67
2007:
First Quarter	20.64	18.96	19.75	18.19
Second Quarter	22.74	20.30	21.75	19.35
Third Quarter	25.34	22.16	23.98	21.26
Fourth Quarter	25.27	22.94	23.74	21.21

The total dividends declared related to fiscal 2007 results were $0.12 per share of Class A Common Stock and $0.10 per share of Class B Common Stock. In August 2007, the Company declared the final dividend on fiscal 2007 results of $0.06 per share for Class A Common Stock and $0.05 per share for Class B Common Stock. This, together with the interim dividend of $0.06 per share of Class A Common Stock and a dividend of $0.05 per Class B Common Stock, constitute the total dividend relating to fiscal 2007.

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

In June 2005, the Company announced a stock repurchase program under which the Company is authorized to acquire from time to time up to an aggregate of $3 billion in Class A Common Stock and Class B Common Stock. In May 2006, the Company announced that the Board had authorized increasing the total amount of the stock repurchase program to $6 billion. Through June 30, 2007, the Company had repurchased an aggregate of approximately 213 million shares of its Class A Common Stock and Class B Common Stock for a total cost of purchase of $3,855 million since the announcement of the stock repurchase program in June 2005. Below is a summary of the Company’s purchases of its Class A Common Stock and Class B Common Stock during the fiscal year ended June 30, 2007:

	Total Number of Shares Purchased	Average Price per Share	Total Cost of Purchase (in millions)
Total first quarter fiscal 2007—Class A	3,142,564	$18.78	$59
Total first quarter fiscal 2007—Class B	9,415	19.25	—

Total second quarter fiscal 2007—Class A	—	—	—
Total second quarter fiscal 2007—Class B	—	—	—

Total third quarter fiscal 2007—Class A	31,402,125	23.05	724
Total third quarter fiscal 2007—Class B	—	—	—

Fourth quarter repurchases:
Common Stock—April Class A	—	—	—
Common Stock—April Class B	—	—	—
Common Stock—May Class A	6,250,000	22.08	138
Common Stock—May Class B	—	—	—
Common Stock—June Class A	16,730,400	22.27	373
Common Stock—June Class B	—	—	—

Total fourth quarter fiscal 2007—Class A	22,980,400	22.22	511
Total fourth quarter fiscal 2007—Class B	—	—	—

Total fiscal 2007—Class A	57,525,089	$22.48	$1,294

Total fiscal 2007—Class B	9,415	$19.25	$—

The remaining authorized amount at June 30, 2007, under the Company’s stock repurchase program excluding commissions, was approximately $2,149 million.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data” and the other financial information included elsewhere herein.

	For the years ended June 30,
	2007 (1)	2006 (1)	2005 (1)	2004 (2)	2003 (3)
	(in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues	$28,655	$25,327	$23,859	$20,802	$17,380
Operating income	4,452	3,868	3,564	2,931	2,380
Income from continuing operations	3,426	2,812	2,128	1,533	822
Net income	3,426	2,314	2,128	1,533	822

Basic income from continuing operations per share: (4)(5)
Class A	$1.14	$0.92	$0.74	$0.58	$0.33
Class B	$0.95	$0.77	$0.62	$0.49	$0.28

Diluted income from continuing operations per share: (4)(5)
Class A	$1.14	$0.92	$0.73	$0.58	$0.33
Class B	$0.95	$0.77	$0.61	$0.48	$0.28

Basic earnings per share: (4)(5)
Class A	$1.14	$0.76	$0.74	$0.58	$0.33
Class B	$0.95	$0.63	$0.62	$0.49	$0.28

Diluted earnings per share: (4)(5)
Class A	$1.14	$0.76	$0.73	$0.58	$0.33
Class B	$0.95	$0.63	$0.61	$0.48	$0.28

Cash dividend per share: (4)(5)(6)
Class A	$0.12	$0.13	$0.10	$0.10	$0.09
Class B	$0.10	$0.13	$0.04	$0.04	$0.04

	As of June 30,
	2007	2006	2005	2004	2003
	(in millions)
BALANCE SHEET DATA:
Cash and cash equivalents	$7,654	$5,783	$6,470	$4,051	$4,477
Total assets	62,343	56,649	54,692	48,343	42,149
Borrowings and perpetual preference shares (7)	12,502	11,427	10,999	10,509	10,003

(1)

See Notes 2, 3, 6 and 8 to the Consolidated Financial Statements of News Corporation for information with respect to significant acquisitions, disposals, changes in accounting and other transactions during fiscal 2007, 2006 and 2005.

(2)	Fiscal 2004 results include the sale of the Los Angeles Dodgers, Dodger Stadium and the team’s training facilities in Vero Beach, Florida.
(3)

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

(4)

Basic and diluted earnings from continuing operations per share, basic and diluted earnings per share and cash dividend per share reflect per share amounts based on the adjusted share amounts to reflect the November 12, 2004 one-for-two share exchange in the reincorporation of News Corporation.

(5)

Class A common stock, par value $0.01 per share (“Class A Common Stock”) carry rights to a greater dividend than the Company’s Class B common stock, par value $0.01 per share (“Class B Common Stock”) through fiscal 2007. As such, net income available to the Company’s stockholders is allocated between the Class A Common Stock and Class B Common Stock. The allocation between these classes of common stock was based upon the two-class method. See Notes 2 and 20 to the Consolidated Financial Statements of News Corporation for further discussion. Subsequent to the final fiscal 2007 dividend payment, shares of Class A Common Stock will cease to carry any rights to a greater dividend than shares of Class B Common Stock. Earnings per share based on the total weighted average shares outstanding (Class A Common Stock and Class B Common Stock combined) are as follows:

	For the years ended June 30,
	2007	2006	2005 (a)	2004	2003
Diluted earnings per share	$1.08	$0.72	$0.69	$0.54	$0.31

(a)

In March 2005, the Company’s acquisition of the interest of Fox Entertainment Group, Inc. (“FEG”) that it did not already own was completed and a total of 357 million shares of Class A Common Stock were issued as consideration.

(6)

The Company’s Board of Directors (the “Board”) currently declares an interim and final dividend each fiscal year. The final dividend is determined by the Board subsequent to the fiscal year end. The total dividends declared related to fiscal 2007 results were $0.12 per share of Class A Common Stock and $0.10 per share of Class B Common Stock. The total dividends declared related to fiscal 2006 results were $0.12 per share of Class A Common Stock and $0.10 per share of Class B Common Stock.

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

In the Reorganization, all outstanding The News Corporation Limited (“TNCL”) ordinary shares and preferred limited voting ordinary shares were cancelled and shares of Class A common stock, par value $0.01 per share (“Class A Common Stock”) and Class B common stock, par value $0.01 per share (“Class B Common Stock”) were issued in exchange, respectively, on a one-for-two share basis. The financial statements have been presented as if the one-for-two share exchange took place on July 1, 2004.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that have occurred either during fiscal 2007 or early fiscal 2008 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three fiscal years ended June 30, 2007. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three fiscal years ended June 30, 2007, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of June 30, 2007. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

•

Critical Accounting Policies—This section discusses accounting policies considered important to the Company’s financial condition and results of operations, and which require significant judgment and estimates on the part of management in application. In addition, Note 2 to the accompanying consolidated financial statements summarizes the Company’s significant accounting policies, including the critical accounting policy discussion found in this section.

OVERVIEW OF THE COMPANY’S BUSINESS

The Company is a diversified entertainment company, which manages and reports its businesses in eight segments:

•

Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide.

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

•

Cable Network Programming, which principally consists of the licensing and production of programming distributed through cable television systems and direct broadcast satellite (“DBS”) operators primarily in the United States.

•	Direct Broadcast Satellite Television, which principally consists of the distribution of premium programming services via satellite and broadband directly to subscribers in Italy.

•

Magazines and Inserts, which principally consists of the publication of free-standing inserts, which are promotional booklets containing consumer offers distributed through insertion in local Sunday newspapers in the United States, and the provision of in-store marketing products and services, primarily to consumer packaged goods manufacturers, in the United States and Canada.

•

Newspapers, which principally consists of the publication of four national newspapers in the United Kingdom, the publication of approximately 145 newspapers in Australia and the publication of a mass circulation, metropolitan morning newspaper in the United States.

•	Book Publishing, which principally consists of the publication of English language books throughout the world.

•

Other, which includes NDS Group Plc (“NDS”), a company engaged in the business of supplying open end-to-end digital technology and services to digital pay-television platform operators and content providers; News Outdoor Group (“News Outdoor”), an advertising business which offers display advertising primarily in outdoor locations throughout Russia and Eastern Europe; and Fox Interactive Media (“FIM”), which operates the Company’s Internet activities.

Filmed Entertainment

The Filmed Entertainment segment derives revenue from the production and distribution of feature motion pictures and television series. In general, motion pictures produced or acquired for distribution by the Company are exhibited in U.S. and foreign theaters, followed by DVDs, pay-per-view television, premium subscription television, network television and basic cable and syndicated television exploitation. Television series initially produced for the networks and first-run syndication are generally licensed to domestic and international markets concurrently and subsequently released in seasonal DVD box sets. More successful series are later syndicated in domestic markets. The length of the revenue cycle for television series will vary depending on the number of seasons a series remains in active production and, therefore, may cause fluctuations in operating results. License fees received for television exhibition (including international and U.S. premium television and basic cable television) are recorded as revenue in the period that licensed films or programs are available for such exhibition, which may cause substantial fluctuations in operating results.

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

The Company enters into arrangements with third parties to co-produce many of its theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. The parties to these arrangements include studio and non-studio entities, both domestic and foreign. In several of these agreements, other parties control certain distribution rights. The Filmed Entertainment segment records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, receive a participation based on the third-party investor’s interest in the profits or losses incurred on the film. Consistent with the requirements of Statement of Position 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”), the estimate of the third-party investor’s interest in profits or losses incurred on the film is determined by reference to the ratio of actual revenue earned to date in relation to total estimated ultimate revenues.

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

Television and Cable Network Programming

The Company’s U.S. television operations primarily consist of the FOX Broadcasting Company (“FOX”), MyNetworkTV, Inc. (“MyNetworkTV”) and the 35 television stations owned by the Company. The Company’s international television operations consist primarily of STAR Group Limited (“STAR”).

The U.S. television broadcast environment is highly competitive and the primary methods of competition are the development and acquisition of popular programming. Program success is measured by ratings, which are an indication of market acceptance, with the top rated programs commanding the highest advertising prices. FOX and MyNetworkTV compete for audience, advertising revenues and programming with other broadcast networks, such as CBS, ABC, NBC and The CW, independent television stations, cable program services, as well as other media, including DBS services, DVDs, video games, print and the Internet. In addition, FOX and MyNetworkTV compete with the other broadcast networks to secure affiliations with independently owned television stations in markets across the country.

The television stations owned by the Company compete for programming, audiences and advertising revenues with other television stations and cable networks in their respective coverage areas and, in some cases, with respect to programming, with other station groups, and in the case of advertising revenues, with other local and national media. The competitive position of the television stations owned by the Company is largely influenced by the strength of FOX and MyNetworkTV, and, in particular, the prime-time viewership of the respective network, as well as the quality of the syndicated programs and local news programs in time periods not programmed by FOX and MyNetworkTV.

In Asia, STAR’s channels are primarily distributed to local cable operators or other pay-television platform operators for distribution to their subscribers. STAR derives its revenue from the sale of advertising time and affiliate fees from these pay-television platform operators.

The Company’s U.S. cable network operations primarily consist of the Fox News Channel (“Fox News”), the FX Network (“FX”) and the Regional Sports Networks (“RSNs”). The Company’s international cable networks consist of the Fox International Channels (“FIC”) with operations primarily in Latin America and Europe.

Generally, the Company’s cable networks, which target various demographics, derive a majority of their revenues from monthly affiliate fees received from cable television systems and DBS operators based on the number of its subscribers. Affiliate fee revenues are net of the amortization of cable distribution investments (capitalized fees paid to a cable operator or DBS operator to facilitate the launch of a cable network). The Company defers the cable distribution investments and amortizes the amounts on a straight-line basis over the contract period. Cable television and DBS are currently the predominant means of distribution of the Company’s program services in the United States. Internationally, distribution technology varies region by region.

The Company’s cable networks compete for carriage on cable television systems, DBS systems and other distribution systems with other program services, as well as other uses of bandwidth, such as retransmission of free over-the-air broadcast networks, telephony and data transmission. A primary focus of competition is for distribution of the Company’s cable network channels that are not already distributed by particular cable television or DBS systems. For such program services, distributors make decisions on the use of bandwidth based on various considerations, including amounts paid by programmers for launches, subscription fees payable by distributors and appeal to the distributors’ subscribers.

The most significant operating expenses of the Television segment and the Cable Network Programming segment are the acquisition and production expenses related to programming and the production and technical expenses related to operating the technical facilities of the broadcaster or cable network. Other expenses include promotional expenses related to improving the market visibility and awareness of the broadcaster or cable network and its programming. Additional expenses include sales commissions paid to the in-house advertising sales force, as well as salaries, employee benefits, rent and other routine overhead expenses.

The Company has several multi-year sports rights agreements, including contracts with the National Football League (“NFL”) through fiscal 2012, contracts with the National Association of Stock Car Auto Racing (“NASCAR”) for certain races and exclusive rights for certain ancillary content through calendar year 2014, a contract with Major League Baseball (“MLB”) through calendar year 2013 and a contract for the Bowl Championship Series (“BCS”) through fiscal year 2010. These contracts provide the Company with the broadcast rights to certain national sporting events during their respective terms. The costs of these sports contracts are charged to expense based on the ratio of each period’s operating profit to estimated total operating profit for the remaining term of the contract.

The profitability of these long-term national sports contracts is based on the Company’s best estimates at June 30, 2007 of directly attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied at June 30, 2007, a loss may be recorded. Should revenues improve as compared to estimated revenues, the Company may have an improved operating profit related to the contract, which may be recognized over the estimated remaining contract term.

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

Direct Broadcast Satellite Television

The DBS segment’s operations consist of SKY Italia, which provides basic and premium programming services via satellite and broadband directly to subscribers in Italy. SKY Italia derives revenues principally from subscriber fees. The Company believes that the quality and variety of video, audio and interactive programming, quality of picture, access to service, customer service and price are the key elements for gaining and maintaining market share. SKY Italia’s competition includes companies that offer video, audio, interactive programming, telephony, data and other information and entertainment services, including broadband Internet providers, digital terrestrial transmission (“DTT”) services, wireless companies and companies that are developing new media technologies.

In fiscal 2005, competitive DTT services in Italy expanded to include pay-per-view offering of soccer games previously available exclusively on the SKY Italia platform. The Company is currently prohibited from providing a pay DTT service under regulations of the European Commission. In addition, the Italian government previously offered a subsidy on the purchase of DTT decoders.

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

Magazines and Inserts

The Magazine and Inserts segment derives revenues from the sale of advertising space in free-standing inserts, in-store marketing products and services, promotional advertising, subscriptions and production fees. Adverse changes in general market conditions for advertising may affect revenues. Operating expenses for the Magazine and Inserts segment include paper costs, promotional, printing, retail commissions, distribution expenses and production costs. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead.

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

The Newspapers segment’s advertising volume, circulation and the price of newsprint are the key uncertainties whose fluctuations can have a material effect on the Company’s operating results and cash flow. The Company has to anticipate the level of advertising volume, circulation and newsprint prices in managing its businesses to maximize operating profit during expanding and contracting economic cycles. Newsprint is a basic commodity and its price is sensitive to the balance of supply and demand. The Company’s costs and expenses are affected by the cyclical increases and decreases in the price of newsprint. The newspapers published by the Company compete for readership and advertising with local and national newspapers and also compete with television, radio, Internet and other media alternatives in their respective locales. Competition for newspaper circulation is based on the news and editorial content of the newspaper, service, cover price and, from time to time, various promotions. The success of the newspapers published by the Company in competing with other newspapers and media for advertising depends upon advertisers’ judgments as to the most effective use of their advertising budgets. Competition for advertising among newspapers is based upon circulation levels, readership levels, reader demographics, advertising rates and advertiser results. Such judgments are based on factors such as cost, availability of alternative media, circulation and quality of readership demographics.

In recent years, the newspaper industry has experienced difficulty increasing circulation volume and revenues. This is due to, among other factors, increased competition from new media formats and sources, and shifting preferences among some consumers to receive all or a portion of their news from sources other than a newspaper. The Company believes that competition from new media formats and sources and shifting consumer preferences will continue to pose challenges within the newspaper industry.

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

Other

NDS

NDS supplies open end-to-end digital technology and services to digital pay-television platform operators and content providers. NDS technologies include conditional access and microprocessor security, broadcast stream management, set-top box and residential gateway middleware, electronic program guides, digital video recording technologies and interactive infrastructure and applications. NDS provides technologies and services supporting standard definition and high definition televisions and a variety of industry, Internet and Internet protocol standards. NDS’ software systems, consultancy and systems integration services are focused on providing platform operators and content providers with technology to help them profit from the secure distribution of digital information and entertainment to consumer devices which incorporate various technologies supplied by NDS.

News Outdoor

The Company sells, through its News Outdoor businesses, outdoor advertising space on various media, primarily in Russia and Eastern Europe.

FIM

The Company sells, through its FIM division, advertising, sponsorships and subscription services on the Company’s various Internet properties. The Company’s Internet properties include the social networking site MySpace.com, IGN.com, AmericanIdol.com, Scout.com and Foxsports.com. The Company also has a distribution agreement with Microsoft’s MSN for Foxsports.com.

Other Business Developments

In August 2006, the Company announced that its FIM division entered into a multi-year search technology and services agreement with Google, Inc. (“Google”), pursuant to which Google is the exclusive search and keyword-targeted advertising sales provider for a majority of FIM’s web properties. Under the terms of the agreement, Google is obligated to make guaranteed minimum revenue share payments to FIM of $900 million, of which the $50 million that was due was paid as of June 30, 2007. These guaranteed minimum revenue share payments, which are based on FIM’s achievement of certain traffic and other commitments, are expected to be made through the second quarter of calendar 2010.

On December 22, 2006, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Liberty Media Corporation (“Liberty”). Under the terms of the Share Exchange Agreement, Liberty will exchange its entire interest in the Company’s common stock (approximately 325 million shares of Class A Common Stock and 188 million shares of Class B Common Stock) for 100% of a News Corporation subsidiary (“Splitco”), whose holdings will consist of an approximately 39% interest (approximately 470 million shares) in The DIRECTV Group, Inc. (“DIRECTV”) constituting the Company’s entire interest in DIRECTV, three of the Company’s RSNs (FSN Northwest, FSN Pittsburgh and FSN Rocky Mountain (the “Three RSNs”)) and $588 million in cash, subject to adjustment. The transaction contemplated by the Share Exchange Agreement was approved by the Class B common stockholders on April 3, 2007, but remains subject to customary closing conditions, including, among other things, regulatory approvals, the receipt of a ruling from the Internal Revenue Service and the absence of a material adverse effect on Splitco. If these conditions are satisfied, the transaction is expected to be completed in the fourth quarter of calendar 2007. The Company will enter into a non-competition agreement with DIRECTV and non-competition agreements with each of the Three RSNs, in each case, restricting its right to compete for a period of four years with DIRECTV and the Three RSNs in the respective regions in which such entities are operating on the date the Share Exchange Agreement is consummated.

In January 2007, the Company and VeriSign, Inc. (“VeriSign”) formed a joint venture to provide entertainment content for mobile devices. The Company paid approximately $190 million for a controlling interest in VeriSign’s wholly-owned subsidiary, Jamba, which was combined with certain of the Company’s Fox Mobile Entertainment assets. The results of the joint venture have been included in the Company’s consolidated results of operations since January 2007. The Company and VeriSign have various call and put rights related to VeriSign’s ownership interest including VeriSign’s right to put its share of the joint venture to the Company for $150 million and $350 million, in fiscal 2010 and 2012, respectively.

In June 2007, the Company announced its plan to sell nine of its FOX-affiliated television stations. No agreement has yet been entered into with respect to the sale of any of these stations.

In June 2007, the Company announced that it intends to explore strategic options for News Outdoor in connection with News Outdoor’s continued development plans. The strategic options include, but are not limited to, exploring the opportunity to expand News Outdoor’s existing shareholder group through new strategic and private equity partners. No agreement has yet been entered into with respect to any transaction.

In July 2007, Gemstar-TV Guide International, Inc. (“Gemstar-TV Guide”) announced that its board of directors authorized Gemstar-TV Guide and its advisors to explore strategic alternatives intended to maximize stockholder value, which may include a sale of the company. The Company currently holds an approximate 41% interest in Gemstar-TV Guide. For more information on Gemstar–TV Guide, please see its reports filed with the SEC.

On July 31, 2007, the Company entered into a definitive merger agreement (the “Merger Agreement”) with Dow Jones & Company (“Dow Jones”), pursuant to which the Company will acquire Dow Jones in a transaction valued at approximately $5.6 billion. Under the terms of the Merger Agreement, Dow Jones Stockholders will be entitled to receive $60 in cash for each share of Dow Jones stock they own, and up to 250 holders of record and not more than 10% of the shares of Dow Jones may elect to have their shares of Dow Jones converted into a number of units of a newly formed subsidiary of the Company (each unit of which will be exchangeable for one share of the Company’s Class A Common Stock in accordance with the terms and conditions of such subsidiary’s operating agreement). The Merger Agreement is subject to customary closing conditions, including, among other things, adoption of the Merger Agreement by the affirmative vote of Dow Jones stockholders holding a majority of the voting power of Dow Jones’ outstanding common stock and Class B common stock voting together, the execution of an editorial agreement, the establishment by the Company of a special committee as contemplated under such editorial agreement and regulatory approvals. The transaction is expected to be completed in the fourth quarter of calendar 2007. The Company believes that this acquisition will position it as a leader in the financial news and information market and will enhance its ability to adapt to future challenges and opportunities within the Company’s Newspapers segment and across the Company’s other related business segments.

RESULTS OF OPERATIONS

Results of Operations—Fiscal 2007 versus Fiscal 2006

The following table sets forth the Company’s operating results for fiscal 2007 as compared to fiscal 2006.

	For the years ended June 30,
	2007	2006	Change	% Change
	($ millions)
Revenues	$28,655	$25,327	$3,328	13%
Expenses:
Operating	18,645	16,593	2,052	12%
Selling, general and administrative	4,655	3,982	673	17%
Depreciation and amortization	879	775	104	13%
Other operating charges	24	109	(85)	(78)%

Total operating income	4,452	3,868	584	15%

Interest expense, net	(524)	(545)	21	(4)%
Equity earnings of affiliates	1,019	888	131	15%
Other, net	359	194	165	85%

Income from continuing operations before income tax expense and minority interest in subsidiaries	5,306	4,405	901	20%
Income tax expense	(1,814)	(1,526)	(288)	19%
Minority interest in subsidiaries, net of tax	(66)	(67)	1	(1)%

Income from continuing operations	3,426	2,812	614	22%
Gain on disposition of discontinued operations, net of tax	—	515	(515)	* *

Income before cumulative effect of accounting change	3,426	3,327	99	3%
Cumulative effect of accounting change, net of tax	—	(1,013)	1,013	* *

Net income	$3,426	$2,314	$1,112	48%

Diluted earnings per share from continuing operations (1)	$1.08	$0.87	$0.21	24%

**	not meaningful
(1)

Represents earnings per share based on the total weighted average shares outstanding (Class A Common Stock and Class B Common Stock combined) for the fiscal years ended June 30, 2007 and 2006. Class A Common Stock carry rights to a greater dividend than Class B Common Stock through fiscal 2007. As such, net income available to the Company’s stockholders is allocated between the Class A Common Stock and Class B Common Stock. Subsequent to the final fiscal 2007 dividend payment, shares of Class A Common Stock will cease to carry any rights to a greater dividend than shares of Class B Common Stock. See Note 20 to the Consolidated Financial Statements of News Corporation.

Overview—The Company’s revenues in fiscal 2007 increased 13% as compared to fiscal 2006. The increase was primarily due to revenue increases at the Cable Network Programming, Filmed Entertainment, DBS, Newspapers, Television and Other segments.

Operating expenses for the fiscal year end June 30, 2007 increased 12% from fiscal 2006, primarily due to higher sports programming rights at the DBS, Cable Network Programming, Television and Other segments. The increase in operating expenses was also due to higher amortization of production and participation costs and higher home entertainment manufacturing and marketing expenses at the Filmed Entertainment segment.

Selling, general and administrative expenses increased 17% in the fiscal year ended June 30, 2007 as compared to fiscal 2006, primarily due to increased personnel costs, higher costs relating to Internet activities and incremental costs resulting from acquisitions. Depreciation and Amortization for fiscal 2007 increased 13% as compared to fiscal 2006, primarily resulting from acquisitions and additional plant and equipment placed into service.

Operating income increased 15% for the fiscal year ending June 30, 2007 as compared to fiscal 2006, primarily due to increased Operating income at the Cable Networks Programming, DBS, Newspapers and Filmed Entertainment segments.

During the fiscal year ended June 30, 2007, the weakening of the U.S. dollar resulted in an increase of approximately 2% in both revenues and Operating income as compared to fiscal 2006.

Interest expense, net—Interest expense, net for the fiscal year ended June 30, 2007 decreased $21 million as compared to fiscal 2006, primarily due to an increase in interest income resulting from higher cash balances during the period. The increase in interest income was partially offset by increased interest expense primarily due to the issuance of $1,150 million in 6.4% Senior Notes due 2035 in December 2005 and $1,000 million in 6.15% Senior Notes due 2037 in March 2007.

Equity earnings of affiliates—Net earnings from equity affiliates increased $131 million for the fiscal year ended June 30, 2007 as compared to fiscal 2006. Fiscal 2007 reflects increased contributions from DIRECTV, resulting from subscriber growth and higher pricing, as well as lower expenses resulting from DIRECTV’s set-top receiver lease program. These improvements were offset by the absence of equity earnings from Innova S. de R.L. de C.V. (“Innova”) sold in February 2006 and Sky Brasil Servicos Ltda (“Sky Brasil”) sold in August 2006 and increased costs at British Sky Broadcasting Group plc (“BSkyB”) associated with the launch of broadband.

	For the years ended June 30,
	2007	2006	Change	% Change
	( $ millions)
The Company’s share of equity earnings of affiliates principally consists of:
British Sky Broadcasting Group plc	$336	$369	$(33)	(9)%
The DIRECTV Group, Inc.	489	246	243	99%
Other DBS equity affiliates	19	108	(89)	(82)%
Cable channel equity affiliates	98	68	30	44%
Other equity affiliates	77	97	(20)	(21)%

Total equity earnings of affiliates	$1,019	$888	$131	15%

Other, net—

	For the years ended June 30,
	2007	2006
	(in millions)
Gain on sale of Sky Brasil (a)	$261	$—
Gain on sale of Phoenix Satellite Television Holdings Limited (a)	136	—
Termination of participation rights agreement (b)	97	—
Gain on sale of Innova (a)	—	206
Gain on sale of China Netcom Group Corporation (a)	—	52
Change in fair value of exchangeable securities (c)	(126)	(76)
Other	(9)	12

Total Other, net	$359	$194

(a)	See Note 6 to the Consolidated Financial Statements of News Corporation.

(b)	See Note 3 to the Consolidated Financial Statements of News Corporation.
(c)

The Company has certain outstanding exchangeable debt securities which contain embedded derivatives. Pursuant to Statement of Financial Accounting Standards (“SFAS”) SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), these embedded derivatives are not designated as hedges and, as such, changes in their fair value are recognized in Other, net. A significant variance in the price of the underlying stock could have a material impact on the operating results of the Company. See Note 10 to the Consolidated Financial Statements of News Corporation.

Income tax expense—The effective tax rate for the fiscal year ended June 30, 2007 was 34% as compared to the effective tax rate for the fiscal year ended June 30, 2006 of 35% and a statutory rate of 35%. The lower effective rate for fiscal year ended June 30, 2007 was due to the realization of deferred tax assets on which valuation allowances had previously been recorded and the resolution of domestic and foreign income tax matters. During the fiscal year ended June 30, 2007, the occurrence of certain capital gain transactions and ordinary taxable income resulted in the utilization of existing capital loss carryforwards and net operating losses on which valuation allowances had been previously recorded.

Gain on disposition of discontinued operations, net of tax—During fiscal 2006, the Company sold its TSL Education Ltd. division (“TSL”), which primarily included The Times Educational Supplement publication in the United Kingdom, for cash consideration of approximately $395 million. In connection with this transaction, the Company recorded a gain of $381 million, net of tax of $0. Also in fiscal 2006, the Company sold Sky Radio Limited (“Sky Radio”), a commercial radio station group in the Netherlands and Germany, for cash consideration of approximately $215 million. In connection with this transaction, the Company recorded a gain of approximately $134 million, net of tax of $0. Both of these transactions are included in gain on disposition of discontinued operations in the consolidated statement of operations for the fiscal year ended June 30, 2006.

There was no provision for income taxes related to these transactions as any tax due was offset by a release of a valuation allowance that was applied to an existing deferred tax asset established for capital losses, which, because of the sale of TSL and Sky Radio, was utilized.

Cumulative effect of accounting change, net of tax—Effective July 1, 2005, the Company adopted Emerging Issues Task Force (“EITF”) Topic No. D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill” (“EITF D-108”). EITF D-108 requires companies who have applied the residual value method in the valuation of acquired identifiable intangibles for purchase accounting and impairment testing to use a direct value method. As a result of the adoption, the Company recorded a charge of $1.6 billion ($1 billion net of tax, or ($0.33) per diluted share of Class A Common Stock and ($0.28) per diluted share of Class B Common Stock), to reduce the intangible balances attributable to its television stations’ FCC licenses. This charge has been reflected as a cumulative effect of accounting change, net of tax in the consolidated statement of operations for the fiscal year ended June 30, 2006.

Net income—Net income increased $1,112 million for fiscal year ended June 30, 2007 as compared to fiscal 2006, primarily due to the absence of the Cumulative effect of accounting change recognized in fiscal 2006 and increases in Operating income, Equity earnings from affiliates and Other, net. The increase in net income was partially offset by the effect of the gains on sale of TSL and Sky Radio that were recorded during fiscal 2006, with no corresponding gains in fiscal 2007.

Segment Analysis:

The following table sets forth the Company’s revenues and operating income by segment, for fiscal 2007 as compared to fiscal 2006.

	For the years ended June 30,
	2007	2006	Change	% Change
	($ millions)
Revenues:
Filmed Entertainment	$6,734	$6,199	$535	9%
Television	5,705	5,334	371	7%
Cable Network Programming	3,902	3,358	544	16%
Direct Broadcast Satellite Television	3,076	2,542	534	21%
Magazines and Inserts	1,119	1,090	29	3%
Newspapers	4,486	4,095	391	10%
Book Publishing	1,347	1,312	35	3%
Other	2,286	1,397	889	64%

Total revenues	$28,655	$25,327	$3,328	13%

Operating income (loss):
Filmed Entertainment	$1,225	$1,092	$133	12%
Television	962	1,032	(70)	(7)%
Cable Network Programming	1,090	864	226	26%
Direct Broadcast Satellite Television	221	39	182	* *
Magazines and Inserts	335	307	28	9%
Newspapers	653	517	136	26%
Book Publishing	159	167	(8)	(5)%
Other	(193)	(150)	(43)	29%

Total operating income	$4,452	$3,868	$584	15%

**	not meaningful

Filmed Entertainment (23% and 25% of the Company’s consolidated revenues in fiscal 2007 and 2006, respectively)

For the fiscal year ended June 30, 2007, revenues at the Filmed Entertainment segment increased $535 million, or 9%, as compared to fiscal 2006. This increase was primarily due to an increase in worldwide home entertainment, pay television and free television revenues, partially offset by a decrease in worldwide theatrical revenues. The increase in home entertainment revenues for fiscal 2007 was primarily due to the worldwide release of previously strong theatrical titles, primarily driven by Ice Age: The Meltdown, Night at the Museum, X-Men: The Last Stand, Borat: Cultural Learnings of America for Make Benefit Glorious Nation of Kazakhstan, The Devil Wears Prada and Eragon. Fiscal 2006 worldwide home entertainment releases included Fantastic Four, Walk the Line, Robots, Kingdom of Heaven and Hide & Seek. Home entertainment revenues generated from the sale and distribution of film and television titles in fiscal 2007 were 78% and 22%, respectively, of total home entertainment revenues. The increases in worldwide pay television and free television revenues were primarily due to a stronger film lineup and more feature films available during fiscal 2007 and stronger revenues from the returning primetime series Prison Break, Family Guy and My Name Is Earl. Fiscal 2007 worldwide theatrical revenues were driven by the worldwide release of Night at the Museum, Eragon, Borat: Cultural Learnings of America for Make Benefit Glorious Nation of Kazakhstan, The Devil Wears Prada and Fantastic Four: Rise of the Silver Surfer. Fiscal 2006 theatrical releases included Ice Age: The Meltdown, X-Men: The Last Stand, Fantastic Four, Walk the Line, Big Momma’s House 2 and Cheaper by the Dozen 2.

Operating income at the Filmed Entertainment segment for the fiscal year ended 2007 increased $133 million, or 12%, as compared to fiscal 2006. The improvement was primarily due to the revenue increases noted above, which were partially offset by higher releasing costs and higher amortization of production and participation costs directly associated with the increase in revenues noted above.

Television (20% and 21% of the Company’s consolidated revenues in fiscal 2007 and 2006, respectively)

For the fiscal year ended June 30, 2007, Television segment revenues increased $371 million, or 7%, as compared to fiscal 2006. The Television segment reported a decrease in Operating income for the fiscal year ended June 30, 2007 of $70 million, or 7%, from fiscal 2006.

Revenues at the U.S. television operations increased for the fiscal year ended June 30, 2007 as compared to fiscal 2006. The increase was primarily due to the broadcasts of the BCS and NASCAR’s Daytona 500 with no comparable events in fiscal 2006 and higher FOX prime-time advertising revenue due to higher pricing and additional commercial inventory sold. Also contributing to the increased advertising revenues was higher political advertising at the Company’s television stations due to the November 2006 elections. The increase in revenue was partially offset by revenue decreases at the Company-owned MyNetworkTV affiliated stations. Operating income at the Company’s U.S. television operations for the fiscal year ended June 30, 2007 decreased from fiscal 2006. The decrease in Operating income was a result of expenses associated with the first full year of MyNetworkTV which was launched in September 2006, higher sports programming costs related to the BCS, Daytona 500 and the new NFL contracts, partially offset by the increase in revenues noted above.

Revenues for the fiscal year ended June 30, 2007 at the Company’s international television operations increased over fiscal 2006. The increase was primarily due to higher advertising revenues in India and higher subscription revenues. Operating income for the Company’s international television operations decreased for the fiscal year ended June 30, 2007 as compared to fiscal 2006, primarily due to higher programming costs.

Cable Network Programming (13% of the Company’s consolidated revenues in fiscal 2007 and 2006)

For the fiscal year ended June 30, 2007, revenues at the Cable Network Programming segment increased $544 million, or 16%, as compared to fiscal 2006. The increase was driven by higher net affiliate and advertising revenues at the RSNs and FIC, as well as increased net affiliate revenues at Fox News and FX.

The RSNs’ revenues increased 12% for the fiscal year ended June 30, 2007 as compared to fiscal 2006, primarily due to advertising and net affiliate revenue increases. The increase in advertising revenues was primarily due to additional revenues from the increased number of MLB and National Basketball Association (“NBA”) games broadcasted. The increase in net affiliate revenues was primarily due to higher average rates per subscriber and a higher number of subscribers, including those from the acquisition of SportSouth in May 2006.

Fox News’ revenues increased 19% for the fiscal year ended June 30, 2007 as compared to fiscal 2006, primarily due to net affiliate and advertising revenue increases. Net affiliate revenues increased for the fiscal year ended June 30, 2007, as a result of increases in average rates per subscriber and lower cable distribution amortization as compared to fiscal 2006. Advertising revenues for the fiscal year ended June 30, 2007 increased as compared to fiscal 2006 due to higher pricing and higher volume. In addition, revenue from licensing fees contributed to the increase in fiscal 2007. As of June 30, 2007, Fox News reached approximately 92 million Nielsen households.

FX’s revenues increased 4% for the fiscal year ended June 30, 2007 as compared to fiscal 2006, primarily due to an increase in net affiliate revenues. Net affiliate revenues increased as compared to fiscal 2006, primarily due to an increase in the average rate per subscriber and in the number of subscribers. As of June 30, 2007, FX reached approximately 92 million Nielsen households.

Revenues at the Company’s international cable channels increased 65% for the fiscal year ended June 30, 2007 as compared to fiscal 2006. The increases were due to the consolidation of NGC Network International LLC (“NGC International”) and NGC Network Latin America LLC (“NGC Latin America”) beginning January 1, 2007, as well as improved advertising sales and subscriber growth at the other FIC channels.

The Cable Network Programming segment Operating income increased $226 million, or 26%, for the fiscal year ended June 30, 2007, as compared to fiscal 2006. This improvement in Operating income was primarily driven by the revenue increases noted above, partially offset by higher sports rights amortization mainly due to additional games, higher entertainment programming for new shows and incremental expenses from the consolidation of NGC International and NGC Latin America.

Direct Broadcast Satellite Television (11% and 10% of the Company’s consolidated revenues in fiscal 2007 and 2006, respectively)

For the fiscal year ended June 30, 2007, SKY Italia’s revenues increased $534 million, or 21%, as compared to fiscal 2006. This revenue growth was primarily driven by an increase in subscribers over fiscal 2006. During fiscal 2007, SKY Italia added approximately 368,000 net subscribers, which resulted in SKY Italia’s subscriber base totaling almost 4.2 million at June 30, 2007. The total churn for the fiscal year ended June 30, 2007 was approximately 423,000 on an average subscriber base of approximately 4.0 million, as compared to churn of approximately 314,000 subscribers on an average subscriber base of approximately 3.6 million in fiscal 2006. Subscriber churn for the period represents the number of SKY Italia subscribers whose service was disconnected during the period.

SKY Italia’s average revenue per subscriber (“ARPU”) for the fiscal year ended June 30, 2007 was approximately €44 and was consistent with that of fiscal 2006. SKY Italia calculates ARPU by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue for the period. Average subscribers are calculated for the respective periods by adding the beginning and ending subscribers for the period and dividing by two.

Subscriber acquisition costs per subscriber (“SAC”) were approximately €260 in fiscal 2007, which was consistent with that of fiscal 2006, primarily due to an increase in commissions being offset by lower average installation costs. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross SKY Italia subscribers during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly by SKY Italia to subscribers and the costs related to installation and acquisition advertising, net of any upfront activation fee. SKY Italia excludes the value of equipment capitalized under SKY Italia’s equipment lease program, as well as payments and the value of returned equipment related to disconnected lease program subscribers from subscriber acquisition costs.

For the fiscal year ended June 30, 2007, Operating income at SKY Italia improved by $182 million as compared to fiscal 2006. The improvement in fiscal 2007 was primarily due to the revenue increases noted above, partially offset by higher programming costs due to the increased subscriber base, as well as higher sports rights amortization.

During the fiscal year ended June 30, 2007, the weakening of the U.S. dollar resulted in an increase of approximately 7% in both revenues and Operating income as compared to fiscal 2006.

Magazines and Inserts (4% of the Company’s consolidated revenues in fiscal 2007 and 2006)

For the fiscal year ended June 30, 2007, revenues at the Magazines and Inserts segment increased $29 million, or 3%, as compared to fiscal 2006. The increase in revenues primarily resulted from an increase in volume of in-store marketing and free-standing insert products, partially offset by lower rates for these products.

Operating income for the fiscal year ended June 30, 2007 increased $28 million, or 9%, as compared to fiscal 2006. The increase was primarily due to the revenue increases noted above, as well as lower printing costs.

Newspapers (16% of the Company’s consolidated revenues in fiscal years 2007 and 2006)

For the fiscal year ended June 30, 2007, revenues at the Newspaper segment increased $391 million, or 10%, as compared to fiscal 2006. Operating income increased $136 million, or 26%, for the fiscal year ended June 30, 2007 as compared to fiscal 2006. The weakening of the U.S. dollar resulted in increases of approximately 7% in both revenues and Operating income for the fiscal year ended June 30, 2007 as compared to fiscal 2006.

For the fiscal year ended June 30, 2007, U.K. newspapers’ revenues increased 9% as compared to fiscal 2006, primarily due to favorable foreign exchange movements and higher Internet revenues which were partially offset by lower circulation and advertising revenues. Operating income increased for the fiscal year ended June 30, 2007, as compared to fiscal 2006, primarily due to a higher redundancy provision in fiscal 2006. During the fiscal year ended June 30, 2006, the Company recorded a redundancy provision of approximately $109 million as compared with a $24 million provision recorded during fiscal 2007. The increase in Operating income was also a result of lower production costs due to decreased circulation and lower promotional costs, partially offset by higher operating costs associated with the launch of a free London newspaper, increased investment in Internet businesses and higher newsprint costs.

For the fiscal year ended June 30, 2007, Australian newspapers’ revenues increased 10% as compared to fiscal 2006, primarily due to favorable foreign exchange movements, an increase in advertising revenues and incremental revenue from the acquisition of the Federal Publishing Company’s group of companies in April 2007. Operating income increased 3% as compared to fiscal 2006, primarily due to the impact of favorable exchange rate movements, partially offset by higher employee and newsprint costs.

Book Publishing (5% of the Company’s consolidated revenues in fiscal years 2007 and 2006)

For the fiscal year ended June 30, 2007, revenues at the Book Publishing segment increased by $35 million, or 3%, from fiscal 2006, primarily due to strong sales on key titles, including The Dangerous Book For Boys by Conn and Hal Iggulden, The Reagan Diaries by Ronald Reagan, The Children of Hurin by J.R.R. Tolkien and The Measure of a Man by Sidney Poitier, partially offset by lower revenues from the successful children’s title The Chronicles of Narnia by C.S. Lewis in the corresponding period of fiscal 2006. During the fiscal year ended June 30, 2007, HarperCollins had 128 titles on The New York Times Bestseller lists with 16 titles reaching the number one position.

Operating income for the fiscal year ended June 30, 2007 decreased $8 million, or 5%, as compared to fiscal 2006. The decrease was primarily due to lower sales of the highly profitable The Chronicles of Narnia which were included in fiscal 2006.

Other (8% and 6% of the Company’s consolidated revenues in fiscal 2007 and 2006, respectively)

For the fiscal year ended June 30, 2007, revenues at the Other operating segment increased $889 million, or 64%, as compared to fiscal 2006. The increase was primarily driven by an increase in the number of active users and higher advertising revenues from FIM’s Internet sites. The revenue increase was also driven by incremental revenues from acquisitions by FIM in October 2005 and from the Jamba joint venture which was formed in January 2007. Also contributing to the revenue increase was Global Cricket Corporation’s sale of the broadcast and sponsorship rights of the International Cricket Council (“ICC”) Cricket World Cup with no comparable event in fiscal 2006.

Operating results for the fiscal year ended June 30, 2007, decreased $43 million as compared to fiscal 2006, primarily due to a loss on the ICC Cricket World Cup which can be attributable to a shortfall in advertising and sponsorship revenue. This underperformance was due to the early elimination of two of the more popular teams from the competition, which resulted in matches among less well-known teams, significantly reducing the Company’s advertising and sponsorship revenues. Also contributing to the decrease was higher employee costs and higher costs related to Internet initiatives. The decrease in operating results was partially offset by improved Operating income at FIM, primarily due to the revenue increases noted above.

Results of Operations—Fiscal 2006 versus Fiscal 2005

The following table sets forth the Company’s operating results for fiscal 2006 as compared to fiscal 2005.

	For the years ended June 30,
	2006	2005	Change	% Change
	($ millions)
Revenues	$25,327	$23,859	$1,468	6%
Expenses:
Operating	16,593	15,901	692	4%
Selling, general and administrative	3,982	3,697	285	8%
Depreciation and amortization	775	648	127	20%
Other operating charges	109	49	60	* *

Total operating income	3,868	3,564	304	9%

Interest expense, net	(545)	(536)	(9)	2%
Equity earnings of affiliates	888	355	533	* *
Other, net	194	178	16	9%

Income from continuing operations before income tax expense and minority interest in subsidiaries	4,405	3,561	844	24%
Income tax expense	(1,526)	(1,220)	(306)	25%
Minority interest in subsidiaries, net of tax	(67)	(213)	146	(69)%

Income from continuing operations	2,812	2,128	684	32%
Gain on disposition of discontinued operations, net of tax	515	—	515	* *

Income before cumulative effect of accounting change	3,327	2,128	1,199	56%
Cumulative effect of accounting change, net of tax	(1,013)	—	(1,013)	* *

Net income	$2,314	$2,128	$186	9%

Diluted earnings per share from continuing operations (1)	$0.87	$0.69	$0.18	26%

**	not meaningful
(1)

Represents earnings per share based on the total weighted average shares outstanding (Class A Common Stock and Class B Common Stock combined) for the fiscal years ended June 30, 2006 and 2005. Class A Common Stock carry rights to a greater dividend than Class B Common Stock through fiscal 2007. As such, net income available to the Company’s stockholders is allocated between the Class A Common Stock and Class B Common Stock. See Note 20 to the Consolidated Financial Statements of News Corporation.

Overview—The Company’s revenues in fiscal 2006 increased 6% as compared to fiscal 2005. The increase was primarily due to revenue increases at the Cable Network Programming, Filmed Entertainment, DBS and Other segments.

Operating expenses for the fiscal year ended June 30, 2006 increased approximately 4% from fiscal 2005, primarily due to increased expenses at the Cable Network Programming segment and acquisitions made by the Newspaper segment and FIM during fiscal 2005 and 2006. The increased operating expenses at the Cable

Network Programming segment were due to the acquisition in April 2005 of the Florida and Ohio RSNs and Fox Sports Net, a national sports program service, and higher programming costs at the remaining RSNs and the FX. In addition, operating results include the consolidation of Queensland Press Pty Ltd (“QPL”), which was acquired in November 2004, within the Newspapers segment and the impact of the Internet businesses acquired by the Company in fiscal 2006, collectively referred to as the “FIM acquisitions.” These increases were partially offset by reduced operating expenses at the Filmed Entertainment and Television segments. The operating expense reduction at the Filmed Entertainment segment was due to reduced amortization of production and participation costs. The decrease in operating expenses at the Television segment was mainly due to the absence of programming costs for the NFL’s Super Bowl and NASCAR’s Daytona 500 that were broadcast in fiscal 2005.

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

Equity earnings of affiliates—Net earnings from affiliates for the fiscal year ended June 30, 2006 increased $533 million as compared to fiscal 2005. The improvement for fiscal 2006 was due to an increased contribution from DIRECTV on subscriber growth and increased pricing. DIRECTV’s results also reflect lower expenses associated with a new set-top receiver lease program, as well as the absence of charges recognized in fiscal 2005 related to the SPACEWAY program and PanAmSat.

	For the years ended June 30,
	2006	2005	Change	% Change
	( $ millions)
The Company’s share of equity earnings of affiliates principally consists of:
British Sky Broadcasting Group plc	$369	$374	$(5)	(1)%
The DIRECTV Group, Inc.	246	(186)	432	*	*
Other DBS equity affiliates	108	81	27	33%
Cable channel equity affiliates	68	46	22	48%
Other equity affiliates	97	40	57	*	*

Total equity earnings of affiliates	$888	$355	$533	*	*

**	not meaningful

Other, net—

	For the years ended June 30,
	2006	2005
	(in millions)
Loss on sale of Regional Programming Partners (a)	$—	$(85)
Gain on sale of Innova (b)	206	—
Gain on sale of China Netcom Group Corporation (b)	52	—
Loss on sale of Sky Multi-Country Partners (b)	—	(55)
Gain on sale of Rogers Sportsnet (b)	—	39
Change in fair value of exchangeable securities (c)	(76)	246
Other	12	33

Total Other, net	$194	$178

(a)	See Note 3 to the Consolidated Financial Statements of News Corporation.
(b)	See Note 6 to the Consolidated Financial Statements of News Corporation.
(c)

The Company has certain outstanding exchangeable debt securities which contain embedded derivatives. Pursuant to SFAS No. 133, these embedded derivatives are not designated as hedges and, as such, changes in their fair value are recognized in Other, net. A significant variance in the price of the underlying stock could have a material impact on the operating results of the Company. See Note 10 to the Consolidated Financial Statements of News Corporation.

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

Minority interest in subsidiaries, net of tax—Minority interest expense improved by $146 million for the fiscal year ended June 30, 2006 as compared to the fiscal year ended June 30, 2005. The improvement was primarily due to the acquisition of minority shares of FEG in fiscal 2005.

Gain on disposition of discontinued operations, net of tax—In October 2005, the Company sold TSL for cash consideration of approximately $395 million and recorded a gain on disposition of discontinued operations of approximately $381 million. In April 2006, the Company sold Sky Radio for cash consideration of approximately $215 million and recorded a gain on disposition of discontinued operations of approximately $134 million. (See Results of Operations—Fiscal 2007 versus Fiscal 2006 for further information on Gain on disposition of discontinued operations, net of tax)

Cumulative effect of accounting change, net of tax—Effective July 1, 2005, the Company adopted EITF D-108. As a result of this adoption, the Company recorded a charge of $1.6 billion ($1 billion net of tax) to reduce the intangible balances attributable to its television stations’ FCC licenses. (See Results of Operations—Fiscal 2007 versus Fiscal 2006 for further information on Cumulative effect of accounting change, net of tax)

Net income—Net income increased $186 million for the fiscal year ended June 30, 2006 as compared to fiscal 2005. The increase was primarily due to increases in Operating income, Equity earnings from affiliates, Other income, the Gain on the disposition of discontinued operations, as well as lower minority interest expense, partially offset by the Cumulative effect of accounting change.

Segment Analysis:

The following table sets forth the Company’s revenues and operating income by segment, for fiscal 2006 as compared to fiscal 2005.

	For the years ended June 30,
	2006	2005	Change	% Change
	($ millions)
Revenues:
Filmed Entertainment	$6,199	$5,919	$280	5%
Television	5,334	5,338	(4)	—
Cable Network Programming	3,358	2,688	670	25%
Direct Broadcast Satellite Television	2,542	2,313	229	10%
Magazines and Inserts	1,090	1,068	22	2%
Newspapers	4,095	4,083	12	—
Book Publishing	1,312	1,327	(15)	(1)%
Other	1,397	1,123	274	24%

Total revenues	$25,327	$23,859	$1,468	6%

Operating income (loss):
Filmed Entertainment	$1,092	$1,058	$34	3%
Television	1,032	952	80	8%
Cable Network Programming	864	702	162	23%
Direct Broadcast Satellite Television	39	(173)	212	* *
Magazines and Inserts	307	298	9	3%
Newspapers	517	740	(223)	(30)%
Book Publishing	167	164	3	2%
Other	(150)	(177)	27	(15)%

Total operating income	$3,868	$3,564	$304	9%

**	not meaningful

Filmed Entertainment (25% of the Company’s consolidated revenues in fiscal 2006 and 2005)

For the fiscal year ended June 30, 2006, revenues at the Filmed Entertainment segment increased $280 million, or 5%, as compared to fiscal 2005. This increase was primarily due to an increase in worldwide theatrical, pay television and free television revenues, partially offset by a decrease in worldwide home entertainment revenues. Theatrical revenues increased primarily due to improved performance and an increase in the number of releases, driven by successful titles including Ice Age: The Meltdown, X-Men: The Last Stand, Fantastic Four, Walk the Line, Big Momma’s House 2 and Cheaper by the Dozen 2. Fiscal 2005 theatrical releases included I, Robot, Alien vs. Predator, Robots, Hide & Seek and Sideways. The increases in worldwide pay television and free television revenues were primarily due to a stronger film lineup, more feature films available during fiscal 2006 and stronger revenues from the returning primetime series 24 and new primetime series Prison Break and My Name Is Earl. Fiscal 2006 worldwide home entertainment revenues were driven by the worldwide release of Fantastic Four, Walk the Line, Robots, Kingdom of Heaven and Hide & Seek. Fiscal 2005 included the worldwide home entertainment release of The Day After Tomorrow, I, Robot, Alien vs. Predator, Garfield, Dodgeball, Man on Fire, Napoleon Dynamite, the Star Wars Trilogy and the distribution fees earned for The Passion of the Christ. The film home entertainment decreases were slightly offset by home entertainment revenue from television titles, including Family Guy and 24. Home entertainment revenues generated from the sale and distribution of film and television titles in fiscal 2006 were 76% and 24%, respectively, of total home entertainment revenues.

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

Revenues at the Company’s U.S. television operations decreased 1% for the fiscal year ended June 30, 2006 as compared to fiscal 2005. The decrease was primarily due to the broadcast of the Super Bowl and Daytona 500 in fiscal 2005, with no comparable events in fiscal 2006. Partially offsetting these decreases was an increase in primetime net advertising revenue as a result of higher primetime ratings, pricing and continued growth in local news programming versus fiscal 2005. Operating income at the Company’s U.S. television operations for the fiscal year ended June 30, 2006 increased approximately 11% from fiscal 2005. The increase was mainly due to the absence of programming costs for the Super Bowl and Daytona 500 that were broadcast in fiscal 2005, partially offset by the decreased revenues noted above and by higher programming costs for returning shows, local news expansions, music license fees and new sports programming on the non-FOX affiliated stations.

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

Cable Network Programming (13% and 11% of the Company’s consolidated revenues in fiscal 2006 and 2005, respectively)

For the fiscal year ended June 30, 2006, revenues for the Cable Network Programming segment increased $670 million, or 25%, as compared to fiscal 2005. These increases were driven by higher net affiliate and advertising revenues at the RSNs and FX, as well as increased advertising revenue at Fox News.

FX’s revenues increased 14% for the fiscal year ended June 30, 2006 as compared to fiscal 2005, primarily due to advertising and net affiliate revenue increases. Advertising revenues increased in fiscal 2006 primarily due to higher pricing and higher ratings as compared to fiscal 2005. For the fiscal year ended June 30, 2006, net affiliate revenues increased as compared to fiscal 2005, reflecting an increase in average rates per subscriber and DBS subscribers. As of June 30, 2006, FX reached approximately 89 million Nielsen households.

The RSNs’ revenues increased 30% for the fiscal year ended June 30, 2006 as compared to fiscal 2005, primarily due to advertising and net affiliate revenue increases. The increase in advertising revenues was primarily due to the acquisition of the Florida and Ohio RSNs in April 2005. Also contributing to the increase in advertising revenues was the resumption of NHL games in the second quarter of fiscal 2006 after the cancellation of the 2004-05 NHL season. In addition, there was an increase in overall advertising pricing in fiscal 2006 as compared to fiscal 2005. Net affiliate revenues increased for the fiscal year ended June 30, 2006 as compared to fiscal 2005. This increase was primarily due to the consolidation of the Florida and Ohio RSNs, the absence of fiscal 2005 allowances related to the cancellation of the 2004-05 NHL season, an increase in DBS subscribers and higher average rates per subscriber.

For the fiscal year ended June 30, 2006, Fox News’ revenues increased 13% as compared to fiscal 2005, primarily due to advertising and affiliate revenue increases. Advertising revenues for the fiscal year ended June 30, 2006 increased as compared to fiscal 2005 due to higher pricing and higher volume. Net affiliate revenues increased for the fiscal year ended June 30, 2006, as a result of increases in subscribers and average rates per subscriber from fiscal 2005. As of June 30, 2006, Fox News reached approximately 89 million Nielsen households.

The Cable Network Programming segment Operating income increased $162 million, or 23%, for the fiscal year ended June 30, 2006 as compared to fiscal 2005. This improvement was primarily driven by the revenue increases noted above, partially offset by higher programming expenses. Programming expenses increased primarily due to the consolidation of the Florida and Ohio RSNs and Fox Sports Net in April 2005 and the programming costs associated with the resumption of NHL games after the cancellation of the 2004-05 season. Also contributing to this increase were newly acquired series and more original programming at FX. In addition, marketing expenses increased at FX due to increased promotion costs for its new original series, as well as returning shows in fiscal 2006.

Direct Broadcast Satellite Television (10% of the Company’s consolidated revenues in fiscal 2006 and 2005 )

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

ARPU for the fiscal year ended June 30, 2006 was over €44. The ARPU for the fiscal year ended June 30, 2006 improved slightly over fiscal 2005 primarily due to a nearly €2 price increase during the second quarter of fiscal 2006, which was partially offset by price promotions.

SAC of approximately €260 in fiscal 2006 increased over fiscal 2005 due to changes in the consumer offer that reflected lower upfront activation fees and increased advertising and marketing costs on a per gross addition basis, although fiscal 2006 marketing and advertising costs on an aggregate basis remained relatively flat as compared to fiscal 2005.

During the fiscal year ended June 30, 2006, the strengthening of the U.S. dollar resulted in decreases of approximately 4% in both revenues and operating income as compared to fiscal 2005.

For the fiscal year ended June 30, 2006, operating results at SKY Italia improved by $212 million as compared to fiscal 2005. The improvement was primarily due to the revenue increases noted above, partially offset by increased programming costs associated with the larger subscriber base, as well as higher spending, which was primarily due to the broadcast of additional movie titles and new entertainment channels on the basic programming tier.

Magazines and Inserts (4% of the Company’s consolidated revenues in fiscal 2006 and 2005)

For the fiscal year ended June 30, 2006, revenues at the Magazines and Inserts segment increased $22 million, or 2%, as compared to fiscal 2005. The increase in fiscal 2006 primarily resulted from an increase in sales of the Company’s in-store marketing products due to higher demand in supermarkets, partially offset by lower rates for the publication of free-standing inserts.

Operating income for the fiscal year ended June 30, 2006 increased $9 million, or 3%, as compared to fiscal 2005. The increase was primarily due to volume increases for in-store marketing products, partially offset by the lower rates for the publication of free-standing inserts, as noted above.

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

For the fiscal year ended June 30, 2006, the U.K. newspapers’ revenues decreased 7% as compared to fiscal 2005. The U.K. newspapers’ advertising revenues decreased from fiscal 2005 as a result of a general weakness in the U.K. advertising market. Advertising revenues were affected by lower mono display and lower classified revenues across all titles. Revenues also decreased due to the absence of revenue from TSL, which the Company sold in October 2005. The decrease was partially offset by higher color display revenue on The Sun, The Times and The Sunday Times and increased circulation revenues due to cover price increases across all titles and higher net circulation on The Times as a result of promotional activities and strong editorial content.

U.K. newspapers’ Operating income decreased 70% for the fiscal year ended June 30, 2006 as compared to fiscal 2005. This decrease was primarily due to a redundancy provision of $109 million recorded in fiscal 2006 for certain U.K. production employees as a result of the Company committing to a reduction in workforce expected to occur in fiscal 2007 and 2008. In addition, higher depreciation expense and other costs associated with the development of the new printing plants in the United Kingdom also contributed to this decrease. The Company expects annualized personnel cost savings of approximately $65 million when the U.K. workforce reduction is completed. Also contributing to this decrease in operating income was the lower advertising revenue noted above, the absence of the TSL division noted above, increased costs associated with employees and increased newsprint costs.

For the fiscal year ended June 30, 2006, the Australian newspapers’ revenues increased 9% as compared to fiscal 2005, mainly due to the consolidation of the results of QPL beginning in November 2004. Also contributing to this increase were improved display and classified advertising revenues, along with the impact of cover price increases at the major weekend newspapers. The increase in Operating income of 8% for the fiscal year ended June 30, 2006 as compared to fiscal 2005, was primarily attributable to the consolidation of QPL beginning in November 2004.

Book Publishing (5% and 6% of the Company’s consolidated revenues in fiscal years 2006 and 2005, respectively)

For the fiscal year ended June 30, 2006, revenues at the Book Publishing segment decreased by $15 million, or 1%, from fiscal 2005 as fiscal 2005 included the effect of significant sales of The Purpose Driven Life by Rick Warren. During the fiscal year ended June 30, 2006, HarperCollins had 109 titles on The New York Times Bestseller List with 14 titles reaching the number one position. Notable bestsellers during fiscal 2006 included: Marley and Me by John Grogan, Freakonomics by Steven D. Levitt and Stephen J. Dubner, The Purpose Driven Life by Rick Warren, YOU: The Owner’s Manual by Michael F. Roizen and Mehmet C. Oz, M.D. and The Chronicles of Narnia by C. S. Lewis.

Operating income for the Book Publishing segment for the fiscal year ended June 30, 2006 increased by $3 million, or 2%, from fiscal 2005. The increase in Operating income was primarily due to a higher level of more profitable backlist sales in the General Books group, when compared to fiscal 2005.

Other (6% and 5% of the Company’s consolidated revenues in fiscal 2006 and 2005, respectively)

For the fiscal year ended June 30, 2006, revenues at the Other segment increased $274 million, or 24%, as compared to fiscal 2005. The increase was primarily driven by incremental revenues from the FIM acquisitions. The Operating loss at the Other segment decreased $27 million, or 15%, for the fiscal year ended June 30, 2006 as compared to fiscal 2005, primarily as a result of fiscal 2005 results including costs in connection with the Reorganization partially offset by the inclusion of the fiscal 2006 FIM operating losses, principally resulting from employee retention expenses and amortization of purchased intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds; however, the Company has access to the worldwide capital markets, a $2.25 billion revolving credit facility and various film co-production alternatives to supplement its cash flows. The availability under the revolving credit facility as of June 30, 2007 was reduced by letters of credit issued which totaled approximately $121 million. Also, as of June 30, 2007, the Company had consolidated cash and cash equivalents of approximately $7.7 billion. The Company believes that cash flows from operations will be adequate for the Company to conduct its operations. The Company’s internally generated funds are highly dependent upon the state of the advertising market and public acceptance of film and television products. Any significant decline in the advertising market or the performance of the Company’s films could adversely impact its cash flows from operations which could require the Company to seek other sources of funds including proceeds from the sale of certain assets or other alternative sources.

The principal uses of cash that affect the Company’s liquidity position include the following: investments in the production and distribution of new feature films and television programs; the acquisition of and payments under programming rights for entertainment and sports programming; paper purchases; operational expenditures including employee costs; capital expenditures; interest expense; income tax payments; investments in associated entities; dividends; acquisitions and stock repurchases.

Sources and Uses of Cash—Fiscal 2007 vs. Fiscal 2006

Net cash provided by operating activities for the fiscal years ended June 30, 2007 and 2006 is as follows (in millions):

Years Ended June 30,	2007	2006
Net cash provided by operating activities	$4,110	$3,257

The increase in net cash provided by operating activities reflects higher operating results and cash collections resulting primarily from an increased sale of home entertainment product at the Filmed Entertainment segment during the fiscal year ended June 30, 2007. These increases were offset by higher tax payments and higher sports rights. The higher sports rights payments reflect the renewal of several sports teams’ local rights agreements, the addition of the BCS sports rights and higher international sports rights.

Net cash used in investing activities for the fiscal years ended June 30, 2007 and 2006 is as follows (in millions):

Years Ended June 30,	2007	2006
Net cash used in investing activities	$(2,076)	$(2,060)

Cash used in investing activities during fiscal 2007 was slightly higher than fiscal 2006 due to higher capital expenditures and increased investments. Partially offsetting this increase was a reduction in the total net cash used for acquisitions and dispositions.

The increase in capital expenditures was primarily due to the Company’s continued investment in new printing plants in the United Kingdom and an increase in expenditures related to Internet initiatives. The decrease in cash used for acquisitions was primarily due to the acquisitions of Intermix Media, Inc. (“Intermix”) and IGN Entertainment, Inc. (“IGN”) during fiscal 2006.

The Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

Net cash used in financing activities for the fiscal years ended June 30, 2007 and 2006 is as follows (in millions):

Years Ended June 30,	2007	2006
Net cash used in financing activities	$(273)	$(1,932)

The decrease in net cash used in financing activities was primarily due to a reduction in share repurchases of approximately $733 million. During fiscal 2007, the Company repurchased 57.5 million shares for approximately $1.3 billion, as compared to repurchases of 125.3 million shares for approximately $2.0 billion in fiscal 2006. The decrease in net cash used in financing activities was also due to an increase in net borrowings of $704 million during fiscal 2007.

The total dividends declared related to fiscal 2007 results were $0.12 per share of Class A Common Stock and $0.10 per share of Class B Common Stock. In August 2007, the Company declared the final dividend on fiscal 2007 results of $0.06 per share for Class A Common Stock and $0.05 per share for Class B Common Stock. This together with the interim dividend of $0.06 per share of Class A Common Stock and a dividend of $0.05 per share of Class B Common Stock constitute the total dividend relating to fiscal 2007.

Based on the number of shares outstanding as of June 30, 2007 the total aggregate cash dividends expected to be paid to stockholders in fiscal 2008 is approximately $365 million.

Sources and Uses of Cash—Fiscal 2006 vs. Fiscal 2005

Net cash provided by operating activities for the fiscal years ended June 30, 2006 and 2005 is as follows (in millions):

Years Ended June 30,	2006	2005
Net cash provided by operating activities	$3,257	$3,371

The decrease in net cash provided by operating activities primarily reflects lower cash collections from worldwide home entertainment product, which was primarily driven by the decrease in worldwide home entertainment revenues at the Filmed Entertainment segment as compared to fiscal 2005. In addition, also contributing to the decrease was higher sports rights and higher tax payments during fiscal 2006 as compared to fiscal 2005.

Net cash used in investing activities for the fiscal years ended June 30, 2006 and 2005 is as follows (in millions):

Years Ended June 30,	2006	2005
Net cash used in investing activities	$(2,060)	$(303)

Cash used in investing activities during fiscal 2006 was higher than the cash used in investing activities during fiscal 2005. The increase was primarily due to the acquisitions of Intermix, IGN and a RSN during fiscal 2006. The cash used in investing activities during fiscal 2006 was partially offset by proceeds received from the disposition of discontinued operations as the Company sold its TSL division for approximately $395 million in cash consideration in October 2005 and its Sky Radio division for approximately $215 million in cash consideration in April 2006. The cash received from the sale of Innova and China Netcom Group Corporation during fiscal 2006 and cash received in advance on the sale of Sky Brasil to DIRECTV and the sale of other non-strategic investments during fiscal 2005 also partially offset the cash used in investing activities.

Net cash used in financing activities for the fiscal years ended June 30, 2006 and 2005 is as follows (in millions):

Years Ended June 30,	2006	2005
Net cash used in financing activities	$(1,932)	$(681)

Net cash used in financing activities during fiscal 2006 increased from net cash used in financing activities in fiscal 2005, primarily due to the stock repurchase program. The increase was partially offset by an increase in borrowings net of repayments during fiscal 2006 as compared to fiscal 2005.

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

Issuances of Shares For Acquisitions

Transaction	Approximate amount of issuance	Number of Class A shares	Number of Class B shares
	(in millions)
Fiscal 2006
Queensland Press (a)	$33	2	—

Fiscal 2005
Fox Entertainment Group (a)	$14,293	1,988	—
Queensland Press (a)	$6,359	61	308

(a)	See Note 3 to the Consolidated Financial Statements of News Corporation.

Debt Instruments and Guarantees

Debt Instruments(1)

	Years ended June 30,
	2007	2006	2005
	(in millions)
Borrowings
Notes due 2037	$1,000	$—	$—
Notes due 2035	—	1,133	—
Notes due 2034	—	—	995
Notes due 2014	—	—	748
All other	196	26	98

Total borrowings	$1,196	$1,159	$1,841

Repayments of borrowings
Liquid Yield Option™ Notes	$—	$(831)	$—
New Millennium (2)	—	—	(659)
Cruden Group assumed debt (3)	—	—	(654)
Preferred Perpetual Shares (4)	—	—	(345)
All other	(198)	(34)	(452)

Total repayment of borrowings	$(198)	$(865)	$(2,110)

(1)	See Note 9 to the Consolidated Financial Statements of News Corporation for information with respect to borrowings.
(2)

The Company had historically funded its film production by borrowing under a commercial paper facility (“New Millennium”) but in May 2004, the Company ceased utilizing this facility. In fiscal 2005, the Company repaid the outstanding balance of $659 million on the New Millennium facility.

(3)	See Note 3 to the Consolidated Financial Statements of News Corporation for information with respect to the acquisition of the Cruden Group of companies.
(4)	The Company redeemed $345 million of perpetual preference shares outstanding at par in November 2004.

LYONs

In February 2001, the Company issued Liquid Yield OptionTM Notes (“LYONs”) which pay no interest and have an aggregate principal amount at maturity of $1,515 million representing a yield of 3.5% per annum on the issue price. The holders may exchange the notes at any time into Class A Common Stock or, at the option of the Company, the cash equivalent thereof at a fixed exchange rate of 24.2966 shares of Class A Common Stock per $1,000 note. The LYONs are redeemable at the option of the holders on February 28, 2011 and February 28, 2016 at a price of $706.82 and $840.73, respectively. The Company, at its election, may satisfy the redemption amounts in cash, Class A Common Stock or any combination thereof. The Company can redeem the notes in cash at any time at specified redemption amounts.

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

Ratings of the Public Debt

The table below summarizes the Company’s credit ratings as of June 30, 2007.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa 2	Stable
S&P	BBB	*

*	In December 2006, as a result of the announcement of the signing of the Share Exchange Agreement, Standard & Poors placed its ratings of the Company on CreditWatch with positive implications. (See Note 3 to the Consolidated Financial Statements of News Corporation for further discussion of the Share Exchange Agreement.)

Revolving Credit Agreement

On May 23, 2007, News America Incorporated (“NAI”), a subsidiary of the Company, terminated its existing $1.75 billion Revolving Credit Agreement (the “Prior Credit Agreement”) and entered into a new Credit Agreement (the “New Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein (the “Lenders”), Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent. The New Credit Agreement consists of a $2.25 billion five-year unsecured revolving credit facility with a sublimit of $600 million available for the issuance of letters of credit. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. Dollars or Euros. The significant terms of the New Credit Agreement include, among others, the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. The Company will pay a facility fee of 0.10% regardless of facility usage. The Company will pay interest of a margin over LIBOR for borrowings and a letter of credit fee of 0.30%. The Company is subject to additional fees of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. Under the New Credit Agreement, NAI may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion. The New Credit Agreement is available for the general corporate purposes of NAI, the Company and its subsidiaries. The maturity date is in May 2012, however, NAI may request that the Lenders’ commitments be renewed for up to two additional one year periods. At June 30, 2007, letters of credit representing approximately $121 million were issued under the New Credit Agreement.

Commitments and Guarantees

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2007.

	As of June 30, 2007
	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Contracts for capital expenditure
Land and buildings	$75	$68	$7	$—	$—
Plant and machinery	373	353	20	—	—
Operating leases (a)
Land and buildings	3,078	259	453	386	1,980
Plant and machinery	935	203	256	165	311
Other commitments
Borrowings	10,871	355	430	107	9,979
Exchangeable securities	1,631	—	1,502	—	129
News America Marketing (b)	428	94	166	102	66
Sports programming rights (c)	17,092	2,908	4,855	3,990	5,339
Entertainment programming rights	3,631	1,566	1,395	433	237
Other commitments and contractual obligations (d)	2,263	674	418	314	857

Total commitments, borrowings and contractual obligations	$40,377	$6,480	$9,502	$5,497	$18,898

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

	As of June 30, 2007
	Total Amounts Committed	Amount of Guarantees Expiration Per Period
Contingent guarantees:		1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Programming rights (e)	$523	$21	$73	$135	$294
Affiliate borrowings (f)	65	65	—	—	—
Other	19	19	—	—	—

	$607	$105	$73	$135	$294

(a)

The Company leases transponders, office facilities, warehouse facilities, equipment and microwave transmitters used to carry broadcast signals. These leases, which are classified as operating leases, expire at certain dates through fiscal 2090. In addition, the Company leases various printing plants, which leases expire at various dates through fiscal 2095.

(b)

News America Marketing (“NAMG”), a leading provider of in-store marketing products and services primarily to consumer packaged goods manufacturers, enters into agreements with retailers to occupy space for the display of point of sale advertising.

(c)

The Company’s contract with MLB gives the Company rights to telecast certain regular season and post season games, as well as exclusive rights to telecast MLB’s World Series and All-Star Game for a seven-year term through the 2013 MLB season.

Under the Company’s contract with NFL, remaining future minimum payments for program rights to broadcast certain football games are payable over the remaining term of the contract through fiscal 2012.

The Company’s contracts with NASCAR give the Company rights to broadcast certain races and ancillary content through calendar year 2014.

Under the Company’s contract with the BCS, remaining future minimum payments for program rights to broadcast the BCS are payable over the remaining term of the contract through fiscal 2010.

In addition, the Company has certain other local sports broadcasting rights.

(d)

The Company is upgrading its printing presses with new automated technology that once fully on line, are expected to lower production costs and improve newspaper quality including expanded color. As part of this initiative, the Company entered into several third party printing contracts in the United Kingdom expiring in fiscal 2022.

The Company has an eight year agreement with Nielsen Media Research (“Nielsen”) under which Nielsen provides audience measurement services for 49 of the Company’s subsidiaries and affiliates.

(e)

A joint-venture in which the Company owns a 50% equity interest, entered into an agreement for global programming rights. Under the terms of the agreement, the Company and the other joint-venture partner have jointly guaranteed the programming rights obligation.

(f)

The Company has guaranteed a bank loan facility of $65 million (¥7.97 billion) for an affiliate. The facility covers a term loan which matures in June 2008 and an agreement for an overdraft. The Company would be liable under this guarantee, to the extent of default by the affiliate.

As of June 30, 2007, the Company was contractually obligated for approximately $242 million and $42 million in the United Kingdom and Australia, respectively, for new printing plants and related costs. All firm commitments related to these projects are included in the capital expenditure lines disclosed in the commitments table above.

The table excludes the Company’s pension and other postretirement benefits (“OPEB”) obligations. The Company made voluntary contributions of $67 million and $149 million to its pension plans in fiscal 2007 and fiscal 2006, respectively. Future plan contributions are dependent upon actual plan asset returns and interest rates. Assuming that actual plan asset returns are consistent with the Company’s expected plan return of 7% in fiscal 2008 and beyond, and that interest rates remain constant, the Company would not be required to make any material contributions to its pension plans to satisfy minimum statutory funding requirements for the foreseeable future. The Company expects to make voluntary contributions of approximately $60 million to its pension plans in fiscal 2008. Payments due to participants under the Company’s pension plans are primarily paid out of the underlying trusts. Payments due under the Company’s OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company’s pension plans. The Company expects its OPEB payments to approximate $7 million in fiscal 2008. See Note 16 to the accompanying Consolidated Financial Statements of News Corporation for further discussion of the Company’s pension and OPEB plans.

Contingencies

The Company’s wholly-owned subsidiary, News Outdoor owns and operates outdoor advertising companies and also owns approximately 73% of Media Support Services Limited (“MSS”), an outdoor advertising company in Russia. The minority stockholders of MSS had the right to sell a portion of their interests to News Outdoor during the first quarter of fiscal 2007 and exercised those rights. In certain limited circumstances, the minority stockholders of MSS have the right to sell, and News Outdoor has the right to purchase, the remaining minority interests at fair market value. The Company believes that the exercise of these sale rights, if any, will not have a material effect on its consolidated financial condition, future results of operations or liquidity. In June 2007, the Company announced that it intends to explore strategic options for News Outdoor in connection with News Outdoor’s continued development plans. These strategic options include, but are not limited to, exploring the opportunity to expand News Outdoor’s existing shareholder group through new strategic and private equity partners.

Other than previously disclosed in the notes to these consolidated financial statements, the Company is party to several purchase and sale arrangements which become exercisable over the next ten years by the Company or the counter-party to the agreement. In the next twelve months, none of these arrangements that become exercisable are material. Purchase arrangements that are exercisable by the counter-party to the agreement, and that are outside the sole control of the Company are accounted for in accordance with EITF No. D-98 “Classification and Measurement of Redeemable Securities”. Accordingly, the fair values of such purchase arrangements are classified in Minority interest liabilities.

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

CRITICAL ACCOUNTING POLICIES

An accounting policy is considered to be critical if it is important to the Company’s financial condition and results, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by management of the Company and the related disclosures have been reviewed with the Audit Committee of the Board. For a summary of all of the Company’s significant accounting policies, see Note 2 to the accompanying Consolidated Financial Statements of News Corporation.

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

Revenue Recognition

Filmed Entertainment—Revenues from distribution of feature films are recognized in accordance with SOP 00-2. Revenues from the theatrical distribution of motion pictures are recognized as they are exhibited and revenues from home video and DVD sales, net of a reserve for estimated returns, together with related costs, are recognized on the date that video and DVD units are made widely available for sale by retailers and all Company-imposed restrictions on the sale of video and DVD units have expired. Revenues from television distribution are recognized when the motion picture or television program is made available to the licensee for broadcast.

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

In accordance with SOP 00-2, the Company amortizes filmed entertainment and television programming costs using the individual-film-forecast method. Under the individual-film-forecast method, such programming costs are amortized for each film or television program in the ratio that current period actual revenue for such title bears to management’s estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year to be recognized over approximately a six year period or operating profits to be realized from all media and markets for such title. Management bases its estimates of ultimate revenue for each film on factors such as historical performance of similar films, the star power of the lead actors and actresses and once released actual results of each film. For each television program, management bases its estimates of ultimate revenue on the performance of the television programming in the initial markets, the existence of future firm commitments to sell additional episodes of the program and the past performance of similar television programs. Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization and/or a write down of the asset to fair value.

The costs of national sports contracts at FOX and for international sports rights agreements are charged to expense based on the ratio of each period’s operating profit to estimated total remaining operating profit of the contract. Estimates of total operating profit can change and accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated on a straight-line method over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to the Company’s business model or capital strategy could result in the actual useful lives differing from the Company’s estimates. In those cases where the Company determines that the useful life of buildings and equipment should be shortened, the Company would depreciate the asset over its revised remaining useful life thereby increasing depreciation expense.

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

Carrying values of goodwill and intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company’s impairment review is based on, among other methods, a discounted cash flow approach that requires significant management judgments. Impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of the cash flows for that reporting unit. An impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset. The Company uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts, may signal that an asset has become impaired.

For all of its television station acquisitions through June 30, 2005, the Company utilized the “residual” method to estimate the fair value of the stations’ FCC licenses. Effective July 1, 2005, the Company adopted EITF D-108. EITF D-108 requires companies who have applied the residual value method in the valuation of acquired identifiable intangibles for purchase accounting and impairment testing to now use a direct valuation method. The direct valuation method used for FCC licenses requires, among other inputs, the use of published industry data that are based on subjective judgments about future advertising revenues in the markets where the Company owns television stations. This method also involves the use of management’s judgment in estimating an appropriate discount rate reflecting the risk of a market participant in the U.S. broadcast industry. The resulting fair values for FCC licenses are sensitive to these long-term assumptions and any variations to such assumptions could result in an impairment to existing carrying values in future periods and such impairment could be material.

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

Employee Costs

In June 2007, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the fiscal year in which the changes occur through comprehensive income. (See Note 16 to the Consolidated Financial Statements of News Corporation)

The following table summarizes the incremental effects of the initial adoption of SFAS No. 158 on the Company’s consolidated balance sheet as of June 30, 2007:

	Before application of SFAS No.158	SFAS No. 158 adjustment	After application of SFAS No. 158
	(in millions)
Intangible assets	$11,710	$(7)	$11,703
Other non-current assets	1,096	(274)	822
Total assets	62,624	(281)	62,343
Other liabilities	3,301	18	3,319
Deferred income taxes	5,999	(100)	5,899
Total stockholders’ equity	33,121	(199)	32,922
Total liabilities and stockholders’ equity	62,624	(281)	62,343

The Company maintains defined benefit pension plans covering a majority of its employees and retirees. For financial reporting purposes, net periodic pension expense (income) is calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations and an expected rate of return on plan assets. The Company considers current market conditions, including changes in investment returns and interest rates, in making these assumptions. In developing the expected long-term rate of return, the Company considered the pension portfolio’s past average rate of returns, and future return expectations of the various asset classes. The expected long-term rate of return is based on an asset allocation assumption of 60% equities, 37% fixed-income securities and 3% in all other investments.

The discount rate reflects the market rate for high-quality fixed-income investments on the Company’s annual measurement date of June 30 and is subject to change each year. The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. The rate was determined based on a cash flow matching technique whereby a hypothetical portfolio of high quality debt securities was constructed that mirrors the specific benefit obligations for each of the Company’s primary plans where appropriate.

The key assumptions used in developing the Company’s fiscal 2007, 2006 and 2005 net periodic pension expense (income) for its plans consists of the following:

	2007	2006	2005
	($ in millions)
Discount rate used to determine net periodic benefit cost	5.9%	5.1%	5.7%
Assets:
Expected rate of return	7.0%	7.5%	7.5%
Expected return	$135	$122	$111
Actual return	$232	$186	$160

Gain	$97	$64	$49
One year actual return	12.3%	11.1%	10.8%
Five year actual return	9.0%	4.7%	1.7%

The weighted average discount rate is volatile from year to year because it is determined based upon the prevailing rates in the United States, the United Kingdom and Australia as of the measurement date. The Company will utilize a weighted average discount rate of 6.0% in calculating the fiscal 2008 net periodic pension expense for its plans. The Company will continue to use a weighted average long-term rate of return of 7% for fiscal 2008 based principally on a combination of asset mix and historical experience of actual plan returns. The net losses on the Company’s pension plans were $301 million at June 30, 2007, a decrease from $348 million at June 30, 2006. This decrease of $47 million was due primarily to an actual plan asset return of 12% in fiscal 2007, which was higher than the expected rate of return of 7%, and loss amortization in fiscal 2007. The net losses at June 30, 2006 were primarily a result of economic conditions and the strengthening of the mortality assumptions. Economic conditions impacting the plan were the lower interest rate environment for high-quality fixed income debt instruments over the past five years and the downturn in the equity markets in the earlier part of this decade. These deferred losses are being systematically recognized in future net periodic pension expense in accordance with SFAS No. 87, “Employers Accounting for Pensions” (“SFAS No. 87”). Unrecognized losses in excess of 10% of the greater of the market-related value of plan assets or the plans projected benefit obligation are recognized over the average future service of the plan participants.

The Company made contributions of $67 million, $149 million and $236 million to its pension plans in fiscal 2007, 2006 and 2005, respectively. These were primarily voluntary contributions made to improve the funded status of the plans which were impacted by a declining interest rate environment, as well as the downturn of the equity markets earlier in this decade. Future plan contributions are dependent upon actual plan asset returns and interest rate movements. Assuming that actual plan returns are consistent with the Company’s expected plan returns in fiscal 2008 and beyond, and that interest rates remain constant, the Company would not be required to make any statutory contributions to its primary U.S. pension plans for the foreseeable future.

Changes in net periodic pension expense may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on PBO

0.25 percentage point decrease in discount rate	Increase $12 million	Increase $87 million

0.25 percentage point increase in discount rate	Decrease $12 million	Decrease $87 million

0.25 percentage point decrease in expected rate of return on assets	Increase $6 million	—

0.25 percentage point increase in expected rate of return on assets	Decrease $6 million	—

Net periodic pension expense for the Company’s pension plans is expected to be approximately $80 million in fiscal 2008 which is consistent with fiscal 2007.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements of News Corporation for discussion of recent accounting pronouncements.

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

Foreign Currency Exchange Rates

The Company conducts operations in four principal currencies: the U.S. dollar, the British pound sterling, the Euro and the Australian dollar. These currencies operate as the functional currency for the Company’s U.S., European (including the United Kingdom) and Australian operations, respectively. Cash is managed centrally within each of the three regions with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, drawdowns in the appropriate local currency are available from intercompany borrowings. Since earnings of the Company’s Australian and European (including the United Kingdom) operations are expected to be reinvested in those businesses indefinitely, the Company does not hedge its investment in the net assets of those foreign operations.

At June 30, 2007, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $201 million (including the Company’s non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $25 million at June 30, 2007.

Interest Rates

The Company’s current financing arrangements and facilities include $12.5 billion of outstanding debt with fixed interest and the New Credit Agreement, which carries variable interest. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense as well as the amount of cash required to service such debt. As of June 30, 2007, substantially all of the Company’s financial instruments with exposure to interest rate risk was denominated in U.S. dollars and had an aggregate fair market value of $13.2 billion. The potential change in fair value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $643 million at June 30, 2007.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity affiliates and have an aggregate fair value of approximately $21,608 million as of June 30, 2007. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $19,447 million. Such a hypothetical decrease would result in a decrease in comprehensive income of approximately $23 million, as any changes in fair value of the Company’s equity affiliates are not recognized unless deemed other-than-temporary, as these investments are accounted for under the equity method.

In accordance with SFAS No. 133, the Company has recorded the conversion feature embedded in its exchangeable debentures in other liabilities. At June 30, 2007, the fair value of this conversion feature is $352 million and is sensitive to movements in the share price of one of the Company’s publicly traded equity affiliates. A significant variance in the price of the underlying stock could have a material impact on the operating results of the Company. A 10% increase in the price of the underlying shares, holding other factors constant, would increase the fair value of the call option by approximately $115 million.

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

Management assessed the effectiveness of News Corporation’s internal control over financial reporting as of June 30, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of News Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of News Corporation’s Board of Directors.

Based on this assessment, management determined that, as of June 30, 2007, News Corporation maintained effective internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of News Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that News Corporation maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). News Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that News Corporation maintained effective internal control over financial reporting as of June 30, 2007 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, News Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of News Corporation as of June 30, 2007 and 2006, and the related consolidated statements of operations, cash flows, and stockholders’ equity and other comprehensive income (loss) for each of the three years in the period ended June 30, 2007 of News Corporation, and our report dated August 23, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

August 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENTS

To the Stockholders and Board of Directors of News Corporation:

We have audited the accompanying consolidated balance sheets of News Corporation as of June 30, 2007 and 2006, and the related consolidated statements of operations, cash flows, and stockholders’ equity and other comprehensive income (loss) for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of News Corporation at June 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company changed its methods of accounting for stock based compensation and the valuation of certain acquired identifiable intangible assets, effective July 1, 2005, and pension and other post-retirement obligations, effective June 30, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of News Corporation’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 23, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

August 23, 2007

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the years ended June 30,
	2007	2006	2005
Revenues	$28,655	$25,327	$23,859
Expenses:
Operating	18,645	16,593	15,901
Selling, general and administrative	4,655	3,982	3,697
Depreciation and amortization	879	775	648
Other operating charges	24	109	49

Operating income	4,452	3,868	3,564
Other income (expense):
Interest expense, net	(524)	(545)	(536)
Equity earnings of affiliates	1,019	888	355
Other, net	359	194	178

Income from continuing operations before income tax expense and minority interest in subsidiaries	5,306	4,405	3,561
Income tax expense	(1,814)	(1,526)	(1,220)
Minority interest in subsidiaries, net of tax	(66)	(67)	(213)

Income from continuing operations	3,426	2,812	2,128
Gain on disposition of discontinued operations, net of tax	—	515	—

Income before cumulative effect of accounting change	3,426	3,327	2,128
Cumulative effect of accounting change, net of tax	—	(1,013)	—

Net income	$3,426	$2,314	$2,128

Basic earnings per share:
Income from continuing operations
Class A	$1.14	$0.92	$0.74
Class B	$0.95	$0.77	$0.62
Net Income
Class A	$1.14	$0.76	$0.74
Class B	$0.95	$0.63	$0.62
Diluted earnings per share:
Income from continuing operations
Class A	$1.14	$0.92	$0.73
Class B	$0.95	$0.77	$0.61
Net Income
Class A	$1.14	$0.76	$0.73
Class B	$0.95	$0.63	$0.61

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of June 30,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$7,654	$5,783
Receivables, net	5,842	5,150
Inventories, net	2,039	1,840
Other	371	350

Total current assets	15,906	13,123

Non-current assets:
Receivables	437	593
Investments	11,413	10,601
Inventories, net	2,626	2,410
Property, plant and equipment, net	5,617	4,755
Intangible assets, net	11,703	11,446
Goodwill	13,819	12,548
Other non-current assets	822	1,173

Total non-current assets	46,437	43,526

Total assets	$62,343	$56,649

Liabilities and Stockholders’ Equity:
Current liabilities:
Borrowings	$355	$42
Accounts payable, accrued expenses and other current liabilities	4,545	4,047
Participations, residuals and royalties payable	1,185	1,007
Program rights payable	940	801
Deferred revenue	469	476

Total current liabilities	7,494	6,373

Non-current liabilities:
Borrowings	12,147	11,385
Other liabilities	3,319	3,536
Deferred income taxes	5,899	5,200
Minority interest in subsidiaries	562	281
Commitments and contingencies
Stockholders’ Equity:
Class A common stock (1)	21	22
Class B common stock (2)	10	10
Additional paid-in capital	27,333	28,153
Retained earnings and accumulated other comprehensive income	5,558	1,689

Total stockholders’ equity	32,922	29,874

Total liabilities and stockholders’ equity	$62,343	$56,649

(1)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 2,139,585,571 shares and 2,169,184,961 shares issued and outstanding, net of 1,777,593,698 and 1,777,837,008 treasury shares at par at June 30, 2007 and 2006, respectively.

(2)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 986,520,953 shares and 986,530,368 shares issued and outstanding, net of 313,721,702 treasury shares at par at June 30, 2007 and 2006, respectively.

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the years ended June 30,
	2007	2006	2005
Operating activities:
Net income	$3,426	$2,314	$2,128
Gain on disposition of discontinued operations, net of tax	—	(515)	—
Cumulative effect of accounting change, net of tax	—	1,013	—

Income from continuing operations	3,426	2,812	2,128
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	879	775	648
Amortization of cable distribution investments	77	103	117
Equity earnings of affiliates	(1,019)	(888)	(355)
Cash distributions received from affiliates	255	233	138
Other, net	(359)	(194)	(178)
Minority interest in subsidiaries, net of tax	66	67	213
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(169)	(765)	7
Inventories, net	(360)	(508)	206
Accounts payable and other liabilities	1,314	1,622	447

Net cash provided by operating activities	4,110	3,257	3,371

Investing activities:
Property, plant and equipment, net of acquisitions	(1,308)	(976)	(901)
Acquisitions, net of cash acquired	(1,059)	(1,989)	(69)
Investments in equity affiliates	(121)	(89)	(106)
Other investments	(328)	(28)	(27)
Proceeds from sale of investments and other non-current assets	740	412	800
Proceeds from disposition of discontinued operations	—	610	—

Net cash used in investing activities	(2,076)	(2,060)	(303)

Financing activities:
Borrowings	1,196	1,159	1,841
Repayment of borrowings	(198)	(865)	(2,110)
Cash on deposit	—	—	275
Issuance of shares	392	232	88
Repurchase of shares	(1,294)	(2,027)	(535)
Dividends paid	(369)	(431)	(240)

Net cash used in financing activities	(273)	(1,932)	(681)

Net increase (decrease) in cash and cash equivalents	1,761	(735)	2,387
Cash and cash equivalents, beginning of year	5,783	6,470	4,051
Exchange movement of opening cash balance	110	48	32

Cash and cash equivalents, end of year	$7,654	$5,783	$6,470

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

OTHER COMPREHENSIVE INCOME (LOSS)

(IN MILLIONS)

	For the years ended June 30,
	2007		2006		2005
	Shares	Amount	Shares	Amount	Shares	Amount
Class A common stock:
Balance, beginning of year	2,169	$22	2,237	$22	1,935	$19
Acquisitions	—	—	2	—	2,049	20
Shares issued	28	—	50	1	8	—
Treasury shares	—	—	(38)	—	(1,740)	(17)
Shares repurchased	(58)	(1)	(82)	(1)	(15)	—

Balance, end of year	2,139	21	2,169	22	2,237	22

Class B common stock:
Balance, beginning of year	987	10	1,030	10	1,050	11
Acquisitions	—	—	—	—	308	3
Shares issued	—	—	—	—	1	—
Treasury shares	—	—	—	—	(314)	(3)
Shares repurchased	—	—	(43)	—	(15)	(1)

Balance, end of year	987	10	987	10	1,030	10

Additional Paid-In Capital:
Balance, beginning of year		28,153		30,044		23,636
Acquisitions		—		33		20,629
Issuance of shares		394		750		76
Repurchase of shares		(1,293)		(2,026)		(535)
Treasury shares		—		(592)		(13,528)
Dividends declared		—		(239)		(255)
Other		79		183		21

Balance, end of year		27,333		28,153		30,044

Retained Earnings (Accumulated Deficit):
Balance, beginning of year		1,609		(527)		(2,655)
Net income		3,426		2,314		2,128
Dividends declared		(362)		(178)		—
Change in value of minority put arrangements and other		(60)		—		—

Balance, end of year		4,613		1,609		(527)

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of year		80		(172)		(136)
Adoption of Statement of Financial Accounting Standards Statement No. 158, net of tax		(199)		—		—
Other comprehensive income (loss), net of income tax expense of $(1) million, $(124) million and $(46) million		1,064		252		(36)

Balance, end of year		945		80		(172)

Retained Earnings (accumulated deficit) and accumulated other comprehensive income (loss), end of year		5,558		1,689		(699)

Total Stockholders’ Equity		$32,922		$29,874		$29,377

Comprehensive Income (Loss):
Net income		3,426		2,314		2,128

Other comprehensive income (loss), net of tax:
Unrealized holding (losses) gains on securities		121		(64)		(94)
Minimum pension liability adjustment		73		167		(34)
Foreign currency translation adjustments		870		149		92

Total other comprehensive income (loss), net of tax		1,064		252		(36)

Total comprehensive income		$4,490		$2,566		$2,092

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

On November 12, 2004, as part of the Reorganization, News Corporation acquired from the A.E. Harris Trust (the “Harris Trust”) the approximate 58% shareholding in Queensland Press Pty Limited (“QPL”) not already owned by TNCL through the acquisition of the Cruden Group of companies. The principal assets of the Cruden Group were the shareholding in QPL and shares of TNCL. (See Note 3—Acquisitions, Disposals and Other Transactions)

News Corporation and its subsidiaries (together, “News Corporation” or the “Company”) is a Delaware corporation, incorporated in 2004 (See Note 3—Acquisitions, Disposals and Other Transactions). News Corporation is a diversified entertainment company, which manages and reports its businesses in eight segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production of television programming worldwide Television, which principally consists of the operation of broadcast television stations in the United States; the broadcasting of network programming in the United States through the Fox Broadcasting Company (“FOX”) and MyNetworkTV, Inc. (“MyNetworkTV”); and the development, production and broadcasting of television programming in Asia through Star Group Limited (“STAR”); Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite (“DBS”) operators primarily in the United States; Direct Broadcast Satellite Television, which principally consists of the distribution of premium programming services via satellite and broadband directly to subscribers in Italy through SKY Italia; Magazines and Inserts, which principally consists of the publication of free-standing inserts, which are promotional booklets containing consumer offers distributed through insertion in local Sunday newspapers in the United States, and providing in-store marketing products and services, primarily to consumer packaged goods manufacturers in the United States and Canada; Newspapers, which principally consists of the publication of four national newspapers in the United Kingdom, the publication of approximately 145 newspapers in Australia, and the publication of a mass circulation, metropolitan morning newspaper in the United States; Book Publishing, which principally consists of the publication of English language books throughout the world through HarperCollins; and Other, which includes NDS Group plc (“NDS”), which is engaged in the business of supplying digital technology and services, enabling and supporting digital pay-television platform operators and content providers; News Outdoor Group (“News Outdoor”), an advertising business which offers display advertising primarily in outdoor locations throughout Russia and Eastern Europe; and Fox Interactive Media (“FIM”), which operates the Company’s Internet activities.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of all majority-owned and controlled subsidiaries. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”), and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is consolidated in accordance with FIN 46R.

All significant intercompany accounts and transactions have been eliminated in consolidation, including the intercompany portion of transactions with equity method investees.

Certain fiscal 2006 and fiscal 2005 amounts have been reclassified to conform to the fiscal 2007 presentation.

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30th. Fiscal 2007 ended on July 1, 2007 and was comprised of 52 weeks. Fiscal 2006 ended on July 2, 2006 and was comprised of 52 weeks and fiscal 2005 ended on July 3, 2005 and was comprised of 53 weeks. For convenience purposes, the Company continues to date its financial statements as of June 30th.

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

Inventories

Filmed Entertainment Costs:

In accordance with Statement of Position (“SOP”) No. 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”), Filmed entertainment costs include capitalized production costs, overhead and capitalized interest costs, net of any amounts received from outside investors. These costs, as well as participations and talent residuals, are recognized as operating expenses on an individual film or network series basis in the ratio that the current fiscal year’s gross revenues bear to management’s estimate of total remaining ultimate gross revenues. Television production costs incurred in excess of the amount of revenue contracted for each episode in

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

the initial market are expensed as incurred on an episode by episode basis. Estimates for initial syndication and basic cable revenues are not included in the estimated lifetime revenues of network series until such sales are probable. Television production costs incurred subsequent to the establishment of secondary markets are capitalized and amortized. Marketing costs and development costs under term deals are charged as operating expenses as incurred. Development costs for projects not produced are written-off at the earlier of the time the decision is taken not to develop the story or after three years.

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

Programming Costs:

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 63, “Financial Reporting by Broadcasters,” costs incurred in acquiring program rights or producing programs for the Television, DBS and Cable Network Programming segments are capitalized and amortized over the license period or projected useful life of the programming. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing. Television broadcast network and original cable programming are amortized on an accelerated basis. The Company has single and multi-year contracts for broadcast rights of programs and sporting events. At the inception of these contracts and at each subsequent reporting date, the Company evaluates the recoverability of the costs associated therewith, using aggregate estimated advertising revenues directly associated with the program material and related expenses. Where an evaluation indicates that a multi-year contract will result in an ultimate loss, additional amortization is provided to currently recognize that loss. The costs of national sports contracts at FOX and for international sports rights agreements are charged to expense based on the ratio of each period’s operating profits to estimated total remaining operating profit of the contract. Estimates of total operating profit can change and accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material.

The costs of local and regional sports contracts, which are for a specified number of events, are amortized on an event-by-event basis. Those costs, which are for a specified season, are amortized over the season on a straight-line basis and if applicable, a portion of the cost is allocated to rebroadcasts.

Inventories for other divisions are valued at the lower of cost or net realizable value. Cost is primarily determined by the first in first out average cost method or by specific identification.

Equity method investments

Investments in and advances to equity or joint ventures in which the Company has a substantial ownership interest of approximately 20% to 50% and exercises significant influence, or for which the Company owns more than 50% but does not control policy decisions, are accounted for by the equity method. The difference between the Company’s investment and its share of the fair value of the underlying net assets of the investee is first allocated to either finite-lived intangibles or indefinite-lived intangibles and the balance is attributed to goodwill. The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which requires that equity method finite-lived intangibles be amortized over their estimated useful life while indefinite-lived intangibles and goodwill are not amortized.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Equity method investments are reviewed for impairment on a quarterly basis by initially comparing their fair value to their respective carrying amounts each quarter. The Company determines the fair value of its public company investments by reference to their publicly traded stock price. With respect to private company investments, the Company makes its estimate of fair value by considering other available information, including recent investee equity transactions, discounted cash flow analyses, estimates based on comparable public company operating multiples and, in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred, including the length of the time and extent to which the market value has been below cost, the financial condition and near-term prospects of the issuer, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value and other factors influencing the fair market value, such as general market conditions.

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

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over an estimated useful life of two to 50 years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with the repair and maintenance of property are expensed as incurred. Changes in circumstances, such as technological advances, changes to the Company’s business model or capital strategy, could result in the actual useful lives differing from the Company’s estimates. In those cases where the Company determines that the useful life of buildings and equipment should be shortened, the Company would depreciate the asset over its revised remaining useful life thereby increasing depreciation expense.

Goodwill and intangible assets

The Company has a significant amount of intangible assets, including goodwill, film and television libraries, Federal Communications Commission (“FCC”) licenses, newspaper mastheads, distribution networks, publishing rights and other copyright products and trademarks. Goodwill is recorded as the difference between the cost of acquiring entities and amounts assigned to their tangible and identifiable intangible net assets. In accordance with SFAS No. 142, the Company’s goodwill and indefinite-lived intangible assets, which primarily consist of FCC licenses, are no longer amortized but are tested annually for impairment or earlier if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Intangible assets with finite lives, are generally amortized using the straight-line method over their estimated useful lives, which generally range from three to 20 years and are reviewed for impairment at least annually. SFAS No. 142 requires the Company to perform an annual impairment assessment of its goodwill and indefinite-lived intangible

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

assets. This impairment assessment compares the fair value of these intangible assets to their carrying value. The Company determined that the goodwill and indefinite-lived intangible assets included in the consolidated balance sheets were not impaired.

Effective July 1, 2005, the Company adopted Emerging Issues Task Force (“EITF”) No. D-108 “Use of the Residual Method to Value Acquired Assets Other Than Goodwill” (“EITF D-108”). (See Note 8—Goodwill and Intangible Assets)

Impairment of long-lived and intangible assets

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

Television, Cable Network Programming and DBS:

Advertising revenue is recognized as the commercials are aired. Subscriber fees received from cable systems and DBS operators for cable network programming are recognized as revenue in the period services are provided. DBS subscription and pay-per-view revenues are recognized when programming is broadcast to subscribers, while fees for equipment rental are recognized as revenue on a straight-line basis over the contract period.

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

Sales returns

Consistent with industry practice, certain of the Company’s products, such as home entertainment products, books and newspapers, are sold with the right of return. The Company records, as a reduction of revenue, the estimated impact of such returns. In determining the estimate of product sales that will be returned, management analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s product. Based on this information, management reserves a percentage of each dollar of product sales that provide the customer with the right of return.

Subscriber acquisition costs

Subscriber acquisition costs in the DBS segment primarily consist of amounts paid for third-party customer acquisitions, which consist of the cost of commissions paid to authorized retailers and dealers for subscribers added through their respective distribution channels and the cost of hardware and installation subsidies for subscribers. All costs, including hardware, installation and commissions, are expensed upon activation. However, where legal ownership is retained in the equipment, the cost of the equipment is capitalized and depreciated over the useful life. Additional components of subscriber acquisition costs include the cost of print, radio and television advertising, which are expensed as incurred.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Advertising expenses

The Company expenses advertising costs as incurred, including advertising expenses for theatrical and television product in accordance with SOP 00-2. Advertising expenses recognized for the fiscal years ended June 30, 2007, 2006, and 2005 totaled $2.4 billion, $2.3 billion and $2.2 billion, respectively.

Translation of foreign currencies

Income and expense accounts of foreign subsidiaries and affiliates are translated into U.S. dollars using the current rate method whereby trading results are converted at the average rate of exchange for the period and assets and liabilities are converted at the closing rates on the period end date. The resulting translation adjustments are accumulated as a component of accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in income for the period.

The Company enters into limited forward foreign exchange contracts with the objective of protecting the Company against future adverse foreign exchange fluctuations. Exchange gains or losses on these contracts are included in net income (loss), except where they relate to specific commitments, whereby they are deferred until the commitment to sell or purchase is satisfied.

Capitalization of interest

Interest cost on funds invested in major projects, primarily theatrical productions, with substantial development and construction phases are capitalized until production or operations commence. Once production or operations commence, the interest costs are expensed as incurred. Capitalized interest is amortized over future periods on a basis consistent with that of the project to which it relates. Total interest capitalized was $24 million, $28 million and $31 million, for the fiscal years ended June 30, 2007, 2006 and 2005, respectively. Amortization of capitalized interest for the fiscal years ended June 30, 2007, 2006 and 2005 was $34 million, $44 million and $48 million, respectively.

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

Earnings per share

Net income available to the Company’s common stockholders is allocated between the Company’s two classes of common stock, Class A Common Stock and Class B Common Stock. The allocation between classes is based upon the two-class method. Under the two-class method, earnings per share for each class of common stock is allocated according to dividends declared and participation rights in undistributed earnings. (See Note 20—Earnings Per Share for the calculation of basic and diluted earnings per share under the two-class method.)

Basic earnings per share for Class A and Class B Common Stock is calculated by dividing net income or loss, less dividends on perpetual preference shares, by the weighted average number of shares of Class A and Class B Common Stock outstanding. Diluted earnings per share for Class A and Class B Common Stock is calculated similarly, except that the calculation includes the dilutive effect of the assumed issuance of shares issuable under the Company’s equity-based compensation plans and the dilutive effect of convertible securities.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Comprehensive income (loss)

The Company follows SFAS No. 130, “Reporting Comprehensive Income,” for the reporting and display of comprehensive income.

	For the years ended June 30,
	2007	2006	2005
	(in millions)
Accumulated other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities:
Balance, beginning of year	$19	$83	$177
Fiscal year activity	121	(64)	(94)

Balance, end of year	140	19	83

Pension liability adjustments:
Balance, beginning of year	(79)	(246)	(212)
Adoption of SFAS No. 158	(199)	—	—
Fiscal year activity	73	167	(34)

Balance, end of year	(205)	(79)	(246)

Foreign currency translation adjustments:
Balance, beginning of year	140	(9)	(101)
Fiscal year activity	870	149	92

Balance, end of year	1,010	140	(9)

Total accumulated other comprehensive income (loss), net of tax	$945	$80	$(172)

Equity based compensation

The Company accounts for share based payments in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. The Company adopted SFAS 123R in July 2005 using a modified prospective application, as permitted under SFAS 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all share-based awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Pension and other postretirement benefits

In June 2007, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the fiscal year in which the changes occur through comprehensive income. (See Note 16—Pensions and Other Postretirement Benefits)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table summarizes the incremental effects of the initial adoption of SFAS No. 158 on the Company’s consolidated balance sheet as of June 30, 2007:

	Before application of SFAS No. 158	SFAS No. 158 adjustment	After application of SFAS No. 158
	(in millions)
Intangible assets	$11,710	$(7)	$11,703
Other non-current assets	1,096	(274)	822
Total assets	62,624	(281)	62,343

Other liabilities	3,301	18	3,319
Deferred income taxes	5,999	(100)	5,899
Total stockholders’ equity	33,121	(199)	32,922
Total liabilities and stockholders’ equity	62,624	(281)	62,343

Derivatives

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet at fair value as either an asset or a liability. SFAS No. 133 also requires that changes in the fair value of recorded derivatives be recognized currently in earnings unless specific hedge accounting criteria are met.

The Company uses financial instruments designated as cash flow hedges to hedge its limited exposures to foreign currency exchange risks associated with the costs for producing films abroad. All cash flow hedges are recorded at fair value on the consolidated balance sheet. As of June 30, 2007 and 2006, the notional amount of foreign exchange forward contracts with foreign currency risk was $107.8 million and $39.0 million, respectively, and the net unrealized gain was approximately $2.5 million and $0.4 million, respectively. The potential loss in fair value for such financial instruments for a 10% adverse change in quoted foreign currency exchange rates would be approximately $10.8 million and $0.5 million, respectively. The effective changes in fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) with foreign currency translation adjustments. Amounts are reclassified from accumulated other comprehensive income (loss) when the underlying hedged item is recognized in earnings. If derivatives are not designated as hedges, changes in fair value are recorded in earnings. (See Note 10—Exchangeable Securities.)

Recent accounting pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of July 1, 2007, as required. The Company does not anticipate that the adoption of FIN 48 will have a material effect on the Company’s future results of operation and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), providing a framework to improve the comparability and consistency of fair value measurements in applying

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

GAAP. SFAS No. 157 also expands the disclosures regarding fair value measurement. SFAS No. 157 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS No. 157 will have on the Company’s future results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS No. 159 will have on the Company’s future results of operations and financial condition.

NOTE 3. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Fiscal 2007 Transactions

Acquisitions

In November 2006, the Company, together with a local Turkish partner, acquired TGRT (now called “FOX TV”), a national general interest free-to-air broadcast television station in Turkey. The Company acquired its interest for approximately $103 million in cash plus acquisition related costs.

In December 2006, NDS, an indirect majority-owned subsidiary of the Company, acquired Jungo Limited (“Jungo”), a developer and supplier of software for residential gateway devices, for approximately $91 million. Additional consideration of up to $17 million may be payable in cash, contingent upon Jungo achieving certain revenue and profitability targets in the year ending December 31, 2007.

In January 2007, the Company and VeriSign, Inc. (“VeriSign”) formed a joint venture to provide entertainment content for mobile devices. The Company paid approximately $190 million for a controlling interest in VeriSign’s wholly-owned subsidiary, Jamba, which was combined with certain of the Company’s Fox Mobile Entertainment assets. The results of the joint venture have been included in the Company’s consolidated results of operations since January 2007. The Company and VeriSign have various call and put rights related to VeriSign’s ownership interest, including VeriSign’s right to put its interest in the joint venture to the Company for $150 million and $350 million, in fiscal 2010 and fiscal 2012, respectively.

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

In April 2007, the Company completed its acquisition of Federal Publishing Company’s (“FPC”) magazines, newspapers and online properties in Australia from F Hannan Pty Limited for approximately $393 million.

In accordance with SFAS No. 142, the excess purchase price that has been allocated or has been preliminarily allocated to goodwill is not being amortized for all of the acquisitions noted above. Where the allocation of the excess purchase price is not final, the amount allocated to goodwill is subject to changes upon completion of final valuations of certain assets and liabilities. A future reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets could reduce future earnings as a

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

result of additional amortization. For every $10 million reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets, Depreciation and amortization expense would increase by approximately $1 million per fiscal year, representing amortization expense assuming an average useful life of ten years.

The aforementioned acquisitions were all accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”).

Share Exchange Agreement

On December 22, 2006, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Liberty Media Corporation (“Liberty”). Under the terms of the Share Exchange Agreement, Liberty will exchange its entire interest in the Company’s common stock (approximately 325 million shares of Class A Common Stock and 188 million shares of Class B Common Stock) for 100% of a News Corporation subsidiary (“Splitco”), whose holdings will consist of an approximately 39% interest (approximately 470 million shares) in The DIRECTV Group, Inc. (“DIRECTV”) constituting the Company’s entire interest in DIRECTV, three of the Company’s Regional Sports Networks (FSN Northwest, FSN Pittsburgh and FSN Rocky Mountain (the “Three RSNs”)) and $588 million in cash, subject to adjustment. The transaction contemplated by the Share Exchange Agreement was approved by the Company’s Class B stockholders on April 3, 2007 but remains subject to customary closing conditions, including, among other things, regulatory approvals, the receipt of a ruling from the Internal Revenue Service and the absence of a material adverse effect on Splitco. If these conditions are satisfied, the transaction is expected to be completed in the fourth quarter of calendar 2007. The Company will enter into a non-competition agreement with DIRECTV and non-competition agreements with each of the Three RSNs, in each case, restricting its right to compete for a period of four years with DIRECTV and the Three RSNs in the respective regions in which such entities are operating on the date the Share Exchange Agreement is consummated.

Other Transactions

In August 2006, the Company announced that its FIM division entered into a multi-year search technology and services agreement with Google, Inc. (“Google”), pursuant to which Google is the exclusive search and keyword-targeted advertising sales provider for a majority of FIM’s web properties. Under the terms of the agreement, Google is obligated to make guaranteed minimum revenue share payments to FIM of $900 million, of which the $50 million that was due was paid as of June 30, 2007. These guaranteed minimum revenue share payments, which are based on FIM’s achievement of certain traffic and other commitments, are expected to be made through the second quarter of calendar 2010.

The Company previously entered into an agreement with a direct response marketing company that provided the Company with participation rights if the direct response marketing company is ever sold or consummates certain other strategic transactions. In December 2006, the Company entered into an agreement to terminate the participation rights for $100 million, of which $50 million payments were received by the Company in each of December 2006 and March 2007. This transaction closed in March 2007 and the Company recorded a gain of approximately $97 million on this transaction which is included in Other, net in the consolidated statements of operations. An additional termination payment of $175 million will be made to the Company by the direct response marketing company if it is sold prior to March 31, 2008.

In fiscal 2007, the Company restructured the ownership interest in one of its majority-owned Regional Sports Networks (“RSN”). The minority shareholder has a put right related to their respective ownership interest

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

that is currently exercisable and is outside of the control of the Company. The Company accounts for this put arrangement in accordance with EITF No. D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”), and as of June 30, 2007 has included the value of the put right in minority interest in subsidiaries in the consolidated balance sheet.

Fiscal 2006 Acquisitions

In September 2005, the Company acquired the 25% stake in News Out of Home (“NOOH”) that it did not own for approximately $175 million in cash. This acquisition increased the Company’s ownership of NOOH to 100%.

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

In September 2005, the Company acquired Scout Media, Inc. (“Scout”), the parent company of Scout.com, the country’s leading independent online sports network, and Scout Publishing, producer of widely read local sports magazines in the United States, for approximately $60 million.

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

The aforementioned acquisitions were all accounted for in accordance with SFAS No. 141.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

The Company shares acquired through the acquisition of the Cruden Group, as well as the shares which were indirectly owned by the Company through its 42% ownership interest in QPL prior to the acquisition, are considered treasury shares. The treasury shares are accounted for using the par value method. The number of shares of Class A Common Stock and Class B Common Stock related to this transaction that were held in treasury at June 30, 2007 was approximately 109 million and 314 million, respectively.

Immediately following the Reorganization, the Harris Trust owned approximately 29.5% of the voting Class B Common Stock of News Corporation.

Fox Entertainment Group Acquisition

In March 2005, Fox Acquisition Corp., a direct wholly-owned subsidiary of the Company, completed its offer to the holders of Class A common stock of Fox Entertainment Group, Inc. (“FEG”) to exchange 2.04 shares of the Company’s Class A Common Stock for each outstanding share of FEG’s Class A common stock validly tendered and not withdrawn in the exchange offer (the “Offer”). Shortly thereafter, the Company effected a merger of FEG with and into Fox Acquisition Corp. Each share of FEG Class A common stock not acquired in the Offer, other than the shares already owned by the Company, was converted in the merger into 2.04 shares of the Company’s Class A Common Stock. The Company issued approximately 357 million shares of its Class A Common Stock valued at approximately $6.3 billion in exchange for the outstanding shares of FEG Class A common stock, resulting in an excess purchase price of approximately $2.9 billion. After the consummation of the Offer and the subsequent merger, Fox Acquisition Corp. changed its name to “Fox Entertainment Group, Inc.” As a result of the Offer, the Company’s ownership interest in FEG increased from approximately 82% to 100%. This acquisition of the remaining non-controlling interests in FEG has been accounted for under the purchase method in accordance with SFAS No. 141.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

The following unaudited pro forma consolidated results of operations for the fiscal year ended June 30, 2005 assumes that the acquisitions of FEG and QPL were completed as of July 1, 2004.

For the year ended June 30, 2005
(in millions, except per share amounts)
Revenues	$24,020
Net Income	2,316
Earnings per share—basic
Class A	0.74
Class B	0.62
Earnings per share—diluted
Class A	0.73
Class B	0.61

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

In February 2004, the Company sold the Los Angeles Dodgers (“Dodgers”) and related properties to entities owned by Frank McCourt (the “McCourt Entities”) for $421 million in consideration. Part of the consideration delivered by the McCourt Entities at closing was a $125 million note secured by certain real estate in Boston,

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Massachusetts. In March 2006, the McCourt entities remitted the real estate to the Company in full satisfaction of the note, including accrued interest of $20 million. This real estate consisted of approximately 23 acres located in the Seaport District of Boston, Massachusetts. In conjunction with this transfer, the Company assumed $36 million in debt. The Company recorded the assets and liabilities received at fair value upon closing. No gain or loss was recognized as the net fair value of the land approximated the value of the note. In September 2006, the Company sold this property for $202 million in cash. The Company discharged all of the debt on the property at the time of the sale. Upon the completion of the March 2006 transaction, the Company recorded the assets and liabilities received at fair value and accordingly no gain or loss was recognized on the sale of the land in September 2006.

NOTE 4. UNITED KINGDOM REDUNDANCY PROGRAM

In fiscal 2005, the Company announced its intention to invest in new printing plants in the United Kingdom to take advantage of technological and market changes. As the new automated technology comes on line, the Company expects lower production costs and improved newspaper quality, including expanded color.

In conjunction with this project, during fiscal 2006, the Company received formal approval for the construction of the main new plant which was the last contingency, thereby committing the Company to a redundancy program (the “Program”) for certain production employees at the Company’s U.K. newspaper operations. The Program is in response to the reduced workforce that will be required as new printing presses and the new printing facilities eventually come on line. As a result of this Program, the Company expects to reduce its production workforce by approximately 65%, and as of June 30, 2007, over 700 employees in the United Kingdom had already voluntarily accepted severance agreements and are expected to leave the Company in fiscal 2008.

In accordance with SFAS No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” the Company recorded a redundancy provision of approximately $109 million during fiscal 2006 in Other operating charges. During the fiscal year ended June 30, 2007, the Company recorded an additional $24 million relating to the Program, which was comprised of an increase to the original provision amount, accretion and earned retention expenses, in Other operating charges in the consolidated statements of operations. Payments of approximately $15 million and $6 million were made against this accrual during the fiscal year ended June 30, 2007 and 2006, respectively. Foreign currency translation adjustments increased the program liability balance by approximately $10 million and $5 million for the fiscal years ended June 30, 2007 and 2006, respectively. Program liabilities of approximately $127 million were included in other current liabilities in the June 30, 2007 consolidated balance sheet. The Company expects to record an additional provision of approximately $9 million in fiscal 2008 to record accretion on the redundancy provision and to recognize any retention bonuses earned. A majority of the Program’s costs are expected to be paid in cash to employees in fiscal 2008.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 5. INVENTORIES

As of June 30, 2007, the Company’s inventories were comprised of the following:

	As of June 30,
	2007	2006
	(in millions)
Programming rights	$2,390	$2,147
Books, DVDs, paper and other merchandise	497	466
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	557	588
Completed, not released	—	88
In production	450	251
In development or preproduction	82	59

	1,089	986

Television productions:
Released (including acquired libraries)	487	475
Completed, not released	13	27
In production	185	147
In development or preproduction	4	2

	689	651

Total filmed entertainment costs, less accumulated amortization (a)	1,778	1,637

Total inventories, net	4,665	4,250
Less: current portion of inventory, net (b)	(2,039)	(1,840)

Total noncurrent inventories, net	$2,626	$2,410

(a)

Does not include $553 million and $584 million of net intangible film library costs as of June 30, 2007 and 2006, respectively which are included in intangible assets subject to amortization in the consolidated balance sheet (see Note 8—Goodwill and Other Intangible Assets for further details).

(b)	Current inventory as of June 30, 2007 and June 30, 2006 is comprised of programming rights ($1,578 million and $1,411 million, respectively), books, DVDs, paper, and other merchandise.

As of June 30, 2007, the Company estimated that approximately 68% of unamortized filmed entertainment costs from the completed films are expected to be amortized during fiscal 2008 and approximately 93% of released filmed entertainment costs will be amortized within the next three fiscal years. During fiscal 2008, the Company expects to pay $1,067 million in accrued participation liabilities, which are included in participations, residuals and royalties payable on the consolidated balance sheet. At June 30, 2007, acquired film and television libraries have remaining unamortized film costs of $165 million, which are generally, amortized using the individual film forecast method generally over a remaining period of approximately three to 14 years.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 6. INVESTMENTS

As of June 30, 2007, the Company’s investments were comprised of the following:

		Ownership Percentage		As of June 30,
				2007	2006
				(in millions)
Equity method investments:
The DIRECTV Group, Inc. (1)	DBS operator principally in the U.S.	39%	(3)	$7,224	$6,866
Gemstar-TV Guide International, Inc. (1)	U.S. print and electronic guidance company	41%		717	647
British Sky Broadcasting Group plc (1)	U.K. DBS operator	39%	(4)	1,193	1,061
China Network Systems	Taiwan cable TV operator	various		242	239
Sky Network Television Ltd.	New Zealand media company	44%		314	239
National Geographic Channel (US) (2)	U.S. cable channel	67%		316	295
National Geographic International (5)	International cable channel	various	(5)	68	99
Other equity method investments		various		703	679
Other investments				636	476

				$11,413	$10,601

(1)

The market value of the Company’s investment in DIRECTV, Gemstar-TV Guide International, Inc. (“Gemstar-TV Guide”) and British Sky Broadcasting Group plc (“BSkyB”) was $10,871 million, $861 million and $8,809 million, respectively, as of June 30, 2007.

(2)	The Company does not control this entity as it does not hold a majority on its board of directors, is unable to dictate operating decision-making and it is not a variable interest entity.
(3)	The Company’s ownership in DIRECTV increased from approximately 38% at June 30, 2006 to approximately 39% at June 30, 2007 due to DIRECTV’s share buyback program.
(4)	The Company’s ownership in BSkyB increased from approximately 38% at June 30, 2006 to approximately 39% at June 30, 2007 due to BSkyB’s share buyback program.
(5)

The Company’s ownership percentage in NGC Network (UK) Limited (“NGC UK”) was 25% and 0% as of June 30, 2007 and June 30, 2006, respectively. Investments held at June 30, 2006 included a 50% ownership interest in NGC Network International LLC (“NGC International”) and a 67% interest in NGC Network Latin America LLC (“NGC Latin America”). Prior to January 1, 2007, NGC International and NGC Latin America were not consolidated as the Company did not hold a majority on their board of directors, was unable to dictate operating decision-making and they were not variable interest entities. As of January 1, 2007, the results of NGC International and NGC Latin America have been consolidated by the Company. (See Fiscal Year 2007 Acquisitions and Disposals below for further discussion)

The aggregate market value of the Company’s publicly traded investments was approximately $21,608 million and $16,622 million at June 30, 2007 and June 30, 2006, respectively. During the fiscal year ended June 30, 2007, the Company made mark-to-market adjustments in fair value for the publicly traded other investments of $188 million which were recorded as an increase in accumulated other comprehensive income.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Equity Earnings of Affiliates

The Company’s share of the income of each of its equity affiliates is as follows:

	For the years ended June 30,
	2007	2006	2005
	(in millions)
British Sky Broadcasting Group plc	$336	$369	$374
The DIRECTV Group, Inc. (a)	489	246	(186)
Other DBS equity affiliates	19	108	81
Cable channel equity affiliates	98	68	46
Other equity affiliates	77	97	40

Total equity earnings of affiliates (b)	$1,019	$888	$355

(a)

The Company’s share of DIRECTV’s losses for the fiscal year ended June 30, 2005 includes the Company’s share of DIRECTV’s increased loss from its sale of PanAmSat resulting from a reduction in the sales proceeds and the Company’s portion of DIRECTV’s SPACEWAY program impairment.

(b)

The Company’s investment in several of its affiliates exceeded its equity in the underlying net assets at their acquisition by a total of $5.9 billion and $5.7 billion as of June 30, 2007 and 2006, respectively.

This excess primarily relates to the Company’s investment in DIRECTV. At June 30, 2007 the remaining excess included in the investment in DIRECTV was $4.1 billion which represents the excess of fair value over the Company’s proportionate share of DIRECTV’s underlying net assets as adjusted to record such net assets at fair value, most notably the adjustment to the carrying value of DIRECTV’s SPACEWAY, PanAmSat, Hughes Software Systems and Hughes Network Systems, Inc. businesses and its deferred subscriber acquisition costs. The Company’s purchase price allocation reflected the fair value of these assets at the date of acquisition, which approximate DIRECTV’s revised carrying amounts. As such, portions of the impacts of the preceding items were recognized by the Company through its purchase price allocation. The resulting excess has been allocated to finite-lived intangibles, which are being amortized over lives ranging from six to 20 years, and to certain indefinite-lived intangibles and goodwill, which are not subject to amortization in accordance with SFAS No. 142.

In accordance with SFAS No. 142, the Company amortized $96 million and $83 million in fiscal 2007 and 2006, respectively, related to amounts allocated to definite-lived intangible assets. Such amortization is reflected in equity earnings of affiliates.

Fiscal Year 2007 Acquisitions and Disposals

In August 2006, the Company sold a portion of its equity investment in Phoenix Satellite Television Holdings Limited (“Phoenix”), representing a 19.9% stake, for approximately $164 million. The Company recognized a pre-tax gain of approximately $136 million on the sale included in Other, net in the consolidated statement of operations for the fiscal year ended June 30, 2007. The Company retained a 17.6% stake in Phoenix, which is accounted for under the cost method of accounting and, accordingly, the carrying value is adjusted to market value each reporting period as required under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

In July 2007, the Company and its joint venture partner sold a majority of the cable systems in Taiwan, in which the Company maintains a minority interest ownership, to a third party. The Company will be recording a gain in proportion to its minority interest on this transaction. The Company and its joint venture partner intend to sell the remaining cable systems in fiscal 2008.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

In October 2006, the Company acquired a 7.3% share in Fairfax, an Australian newspaper publisher, for approximately $299 million. The Company sold its investment in Fairfax in May 2007. A loss of approximately $9 million on this sale was included in Other, net in the consolidated statement of operations for the fiscal year ended June 30, 2007.

In December 2006, the Company acquired 25% stakes in each of NGC International and NGC UK joint ventures for a combined total of approximately $154 million. These two joint ventures produce and distribute the National Geographic Channel in various international markets. The transaction increased the Company’s interest in NGC International to 75% with National Geographic Television holding the remaining interest. In January 2007, National Geographic Television agreed to certain governance changes related to the operations of NGC International and NGC Latin America which gave the Company operating decision-making authority and control over these entities. Accordingly, the results of NGC International and NGC Latin America have been included in the Company’s consolidated results of operations since January 2007.

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

During fiscal 2005, as part of the Company’s acquisition of the remaining outstanding shares of FEG it did not already own (See Note 3—Acquisitions, Disposals and Other Transactions), approximately $166 million of the FEG excess purchase price was assigned to the Company’s investments in National Geographic and DIRECTV, of which approximately $53 million was allocated to amortizable intangibles with an estimated weighted average useful life of 17 years.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

gain of approximately $206 million, in the third quarter of fiscal 2006. The Company deferred a portion of its total gain on sale due to its indirect retained interest through the Company’s ownership of DIRECTV. Upon the closing of the Innova transaction, the Company was released from both its Innova transponder lease guarantee and its guarantee under Innova’s credit agreement.

In August 2006, the Company completed the sale of its investment in Sky Brasil, a Brazilian DTH platform, to DIRECTV for approximately $300 million in cash which was received in fiscal 2005. The Company recognized a pre-tax gain of approximately $261 million, which is included in Other, net in the consolidated statement of operations for the fiscal year ended June 30, 2007. The Company deferred a portion of its total gain on sale due to its indirect retained interest through the Company’s ownership of DIRECTV. As a result of the transaction, the Company was released from its Sky Brasil transponder lease guarantee and was released from its Sky Brasil credit agreement guarantee in January 2007.

Summarized financial information

Summarized financial information for significant equity affiliates, determined in accordance with Regulation S-X of the Securities Exchange Act of 1934, as amended, accounted for under the equity method is as follows:

	For the years ended June 30,
	2007	2006	2005
	(in millions)
Revenues	$24,682	$21,109	$19,734
Operating income (loss)	4,100	3,068	(221)
Income (loss) from continuing operations	2,457	1,889	(67)
Net income (loss)	2,473	1,889	(119)

	As of June 30,
	2007	2006
	(in millions)
Current assets	$6,430	$7,835
Non-current assets	17,885	13,613
Current liabilities	6,181	5,268
Non-current liabilities	10,064	8,770

Equity affiliates of the Company have balance sheet dates consistent with the Company with the following exceptions:

Investment	Year End
Gemstar-TV Guide International, Inc.	December 31
NGC UK	December 31
The DIRECTV Group, Inc.	December 31

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

	Useful Lives	As of June 30,
		2007	2006
		(in millions)
Land		$305	$288
Buildings and leaseholds	2 to 50 years	2,864	2,451
Machinery and equipment	2 to 30 years	6,394	5,361

		9,563	8,100
Less accumulated depreciation and amortization		(4,838)	(4,029)

		4,725	4,071
Construction in progress		892	684

Total property, plant and equipment, net		$5,617	$4,755

Depreciation and amortization related to property, plant and equipment was $769 million, $676 million and $608 million for the fiscal years ended June 30, 2007, 2006, and 2005, respectively. This includes depreciation of set-top boxes at the DBS segment of $119 million, $100 million and $100 million for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

Total operating lease expense was approximately $432 million, $358 million and $327 million for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142, the Company’s intangible assets and related accumulated amortization are as follows:

	Weighted average useful lives	As of June 30,
		2007	2006
		(in millions)
FCC licenses (a)	Indefinite-lived	$6,910	$6,910
Distribution networks	Indefinite-lived	750	749
Publishing rights & imprints	Indefinite-lived	506	506
Newspaper mastheads	Indefinite-lived	918	796
Other	Indefinite-lived	1,355	1,365

Intangible assets not subject to amortization		10,439	10,326
Film library, net of accumulated amortization of $70 million and $39 million as of June 30, 2007 and 2006, respectively	20 years	553	584
Other intangible assets, net of accumulated amortization of $222 million and $138 million as of June 30, 2007 and 2006, respectively	3 – 20 years	711	536

Total intangibles, net		$11,703	$11,446

(a)

Effective July 1, 2005, the Company adopted EITF D-108. EITF D-108 requires companies who have applied the residual value method in the valuation of acquired identifiable intangibles for purchase accounting and impairment testing to now use a direct value method. As a result of the adoption, the Company recorded a charge of $1.6 billion ($1 billion net of tax, or ($0.33) per diluted share of Class A Common Stock and ($0.28) per diluted share of Class B Common Stock) to reduce the intangible balances

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

attributable to its television stations’ FCC licenses. As required, this charge has been reflected as a cumulative effect of accounting change, net of tax in the consolidated statement of operations.

The direct valuation method used for FCC Licenses requires, among other inputs, the use of published industry data that are based on subjective judgments about future advertising revenues in the markets where the Company owns television stations. This method also involves the use of management’s judgment in estimating an appropriate discount rate reflecting the risk of a market participant in the U.S. broadcast industry. The resulting fair values for FCC Licenses are sensitive to these long-term assumptions and any variations to such assumptions could result in an impairment to existing carrying values in future periods and such impairment could be material.

The changes in the carrying value of goodwill, by segment, are as follows:

	Balance as of June 30, 2006	Additions	Adjustments	Balance as of June 30, 2007
		(in millions)
Filmed Entertainment	$1,073	$—	$(2)	$1,071
Television	3,284	—	—	3,284
Cable Network Programming	4,779	138	(2)	4,915
Direct Broadcast Satellite Television	559	—	33	592
Magazines & Inserts	257	—	—	257
Newspapers	913	354	128	1,395
Book Publishing	2	—	—	2
Other	1,681	642	(20)	2,303

Total goodwill	$12,548	$1,134	$137	$13,819

Goodwill balances increased $1,271 million during the fiscal year ended June 30, 2007, primarily as a result of new acquisitions. The largest goodwill balance increases arose primarily from acquisitions at the Other segment (Jamba, TGRT, Jungo and SDC), the Newspapers segment (FPC) and the Cable segment (NGC International). Fiscal 2007 adjustments primarily relate to the finalization of purchase price allocations for previously announced acquisitions and foreign currency translation adjustments.

	Balance as of June 30, 2005	Additions	Adjustments	Balance as of June 30, 2006
		(in millions)
Filmed Entertainment	$976	$—	$97	$1,073
Television	3,407	—	(123)	3,284
Cable Network Programming	4,416	323	40	4,779
Direct Broadcast Satellite Television	523	—	36	559
Magazines & Inserts	257	—	—	257
Newspapers	980	—	(67)	913
Book Publishing	—	2	—	2
Other	385	1,382	(86)	1,681

Total goodwill	$10,944	$1,707	$(103)	$12,548

Goodwill balances increased $1,604 million during the fiscal year ended June 30, 2006 primarily as a result of new acquisitions. The largest goodwill balance increases arose from acquisitions at the Other segment (Intermix, IGN and Scout) and at the Cable segment (SportSouth). Fiscal 2006 adjustments primarily relate to the finalization of purchase price allocations for previously announced acquisitions and foreign currency translation adjustments.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Amortization related to finite-lived intangible assets was $110 million, $99 million and $40 million for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five fiscal years is as follows: 2008—$170 million, 2009—$161 million, 2010—$153 million, 2011—$114 million and 2012—$105 million. These amounts may vary as acquisitions and disposals occur in the future and as purchase price allocations are finalized.

NOTE 9. BORROWINGS

Description	Weighted average interest rate at June 30, 2007	Due date	Outstanding
			As of June 30,
			2007	2006
			(in millions)
Bank Loans (a)			$192	$194

Public Debt
Senior notes issued under January 1993 indenture (b)	8.60%	2013 - 2034	2,217	2,201
Senior notes issued under March 1993 indenture (c)(d)	6.75%	2008 - 2096	8,390	7,390
Liquid Yield Option™ Notes (e)		2021	72	70
Exchangeable securities (f)			1,631	1,572

Total public debt			12,310	11,233

Total borrowings			12,502	11,427
Less current portion			355	42

Long-term borrowings			$12,147	$11,385

At June 30, 2007, the fair value of interest bearing liabilities in aggregate amounts to $13.2 billion.

a) The Company previously entered into two loan agreements with the European Bank for Reconstruction and Development (the “EBRD”) and had an outstanding balance of $154 million under these loans at June 30, 2006. In August 2006, the Company entered into a loan agreement with Raiffeisen Zentralbank Österreich AG (“RZB”) for $300 million and repaid all amounts outstanding under the Company’s loan agreements with the EBRD. As of June 30, 2007, $113 million remains available for future use. The RZB loan bears interest at LIBOR for a period equal to each one, three or six month interest period, plus a margin of up to 2.85% dependent upon certain financial metrics. Principal amounts under the RZB loan are to be repaid in equal amounts every six months starting on the second anniversary of the date of the agreement until the fifth anniversary of the date of the agreement. The remaining available amount under the RZB loan, which may be drawn prior to the second anniversary of the date of the agreement, will be used to expand the Company’s outdoor advertising business primarily in Russia and Eastern Europe. The loans are secured by certain guarantees, bank accounts and share pledges of the Company’s Russian operating subsidiaries.

b) These notes are issued under the Amended and Restated Indenture dated as of January 28, 1993, as supplemented, among News America Incorporated (“NAI”), the Company (the “Parent Guarantor”) named therein and U.S. Bank National Association, as Trustee. These notes are direct unsecured obligations of NAI and rank pari passu with all other unsecured indebtedness of NAI. Redemption may occur, at the option of the holders, at 101% of the principal plus an accrued interest amount in certain circumstances where a change of control is deemed to have occurred. These notes are subject to certain covenants, which, among other things, restrict secured indebtedness to 10% of tangible assets and in certain circumstances limit new senior indebtedness.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

c) These notes are issued under the Amended and Restated Indenture dated as of March 24, 1993, as supplemented, among NAI, the Parent Guarantor named therein and The Bank of New York, as Trustee. These notes are direct unsecured obligations of NAI and rank pari passu with all other unsecured indebtedness of NAI. Redemption may occur, at the option of the holders, at 101% of the principal plus an accrued interest amount in certain circumstances where a change of control is deemed to have occurred. These notes are subject to certain covenants, which, among other things, restrict secured indebtedness to 10% of tangible assets and in certain circumstances limit new senior indebtedness.

d) In December 2004, the Company issued approximately $750 million of 5.30% Senior Notes due 2014 and $1,000 million of 6.20% Senior Notes due 2034 for general corporate purposes. The Company received proceeds of $1,743 million on the issuance of this debt, net of expenses.

In December 2005, the Company issued $1,150 million of 6.40% Senior Notes due 2035 for general corporate purposes. The Company received proceeds of approximately $1,133 million on the issuance of this debt, net of expenses.

In March 2007, the Company issued $1,000 million of 6.15% Senior Notes due 2037 for general corporate purposes. The Company received proceeds of approximately $1,000 million on the issuance of this debt, net of expense.

e) In February 2001, the Company issued Liquid Yield OptionTM Notes (“LYONs”) which pay no interest and have an aggregate principal amount at maturity of $1,515 million representing a yield of 3.5% per annum on the issue price. The remaining holders may exchange the notes at any time into Class A Common Stock or, at the option of the Company, the cash equivalent thereof at a fixed exchange rate of 24.2966 shares of Class A Common Stock per $1,000 note. The remaining LYONs are redeemable at the option of the holders on February 28, 2011 and February 28, 2016 at a price of $706.82 and $840.73, respectively. The Company, at its election, may satisfy the redemption amounts in cash, Class A Common Stock or any combination thereof. The Company can redeem the notes in cash at any time at specified redemption amounts.

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

The LYONs constitute senior indebtedness of NAI and rank equal in right of payment with all present and future senior indebtedness of NAI. The Parent Guarantor has fully and unconditionally guaranteed the LYONs. The LYONs, which have been recorded at a discount, are being accreted using the effective interest rate method.

f) See Note 10—Exchangeable Securities

Interest Expense, Net

Interest expense, net consists of:

	For the years ended June 30,
	2007	2006	2005
	(in millions)
Interest income	$319	$246	$200
Interest expense	(867)	(819)	(767)
Interest capitalized	24	28	31

Interest expense, net	$(524)	$(545)	$(536)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Ratings of Public Debt

The table below summarizes the Company’s credit ratings as of June 30, 2007.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa 2	Stable
Standard & Poor’s	BBB	Stable

Original Currencies of Borrowings

Borrowings are payable in the following currencies:

	As of June 30,
	2007	2006
	(in millions)
United States Dollars	$12,370	$11,312
Australian Dollars	127	111
Other currencies	5	4

Total borrowings	$12,502	$11,427

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

At June 30, 2007, the impact of foreign currency movements on borrowings was not material.

In May 2007, NAI, a subsidiary of the Company, terminated its existing $1.75 billion Revolving Credit Agreement (the “Prior Credit Agreement”) and entered into a new credit agreement (the “New Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein (the “Lenders”), Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent. The New Credit Agreement consists of a $2.25 billion five-year unsecured revolving credit facility with a sublimit of $600 million available for the issuance of letters of credit. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. Dollars or Euros. The significant terms of the New Credit Agreement include, among others, the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. The Company will pay a facility fee of 0.10% regardless of facility usage. The Company will pay interest of a margin over LIBOR for borrowings and a letter of credit fee of 0.30%. The Company is subject to additional fees of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. Under the New Credit Agreement, NAI may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion. The New Credit Agreement is available for the general corporate purposes of NAI, the Company and its subsidiaries. The maturity date is in May 2012, however, NAI may request that the Lenders’ commitments be renewed for up to two additional one year periods. At June 30, 2007, letters of credit representing approximately $121 million were issued under the New Credit Agreement. The total unused credit facility under the New Credit Agreement amounted to $2,129 million at June 30, 2007. The total unused credit facility under the Prior Credit Agreement amounted to $1,570 million at June 30, 2006.

NOTE 10. EXCHANGEABLE SECURITIES

TOPrS

In November 1996, the Company, through a trust (the “Exchange Trust”) wholly-owned by NAI, issued 10 million 5% TOPrS for aggregate gross proceeds of $1 billion. Such proceeds were invested in (i) preferred securities representing a beneficial interest of NAI’s 5% Subordinated Discount Debentures due November 12, 2016 (the “Subordinated Debentures”) and (ii) 10,000,000 warrants to purchase from NAI ordinary shares of BSkyB (the “Warrants”). During fiscal 2003, approximately 85% of the Company’s outstanding TOPrS and related warrants were redeemed. As of June 30, 2007, approximately 1.5 million TOPrS and 1 million warrants remain outstanding. These investments represent the sole assets of the Exchange Trust. Cumulative cash distributions are payable on the TOPrS at an annual rate of 5%. The TOPrS have a mandatory redemption date of November 12, 2016 or earlier to the extent of any redemption by NAI of any Subordinated Debentures or Warrants. The Company has the right to pay cash equal to the market value of the BSkyB ordinary shares for which the Warrants are exercisable in lieu of delivering freely tradable shares. The Company and certain of its direct and indirect subsidiaries have certain obligations relating to the TOPrS, the preferred securities representing a beneficial interest in the Subordinated Debentures, the Subordinated Debentures and Warrants which amount to a full and unconditional guarantee of the respective issuer’s obligations with respect thereto.

The total net proceeds from the issuance of the TOPrS were allocated between the fair value of the obligation and the fair value of the Warrants on their date of issuance. The fair value of the Warrants is determined at the end of each period using the Black-Scholes method. The original fair value of the obligation has been recorded in non-current borrowings and in accordance with SFAS No. 133, the Warrants are reported at fair value and in non-current other liabilities. The fair value of the obligation is accreted to its maturity value through the effective interest method. (See Note 17—Other, net) A significant variance in the price of the underlying stock could have a material impact on the operating results of the Company.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

As of June 30, 2007, $129 million and $35 million of the TOPrS were included in borrowings and non-current liabilities, respectively, on the consolidated balance sheet. As of June 30, 2006, $128 million and $26 million of the TOPrS were included in borrowings and non-current liabilities, respectively, on the consolidated balance sheet.

BUCS

During fiscal 2003, News Corporation Finance Trust II (the “Trust”) issued an aggregate of $1.655 billion 0.75% BUCS representing interests in debentures issued by NAI and guaranteed on a senior basis by the Company and certain of its subsidiaries. The net proceeds from the BUCS issuance were used to purchase approximately 85% of the Company’s outstanding TOPrS. The BUCS are exchangeable at the holders’ option into BSkyB ordinary shares based on an exchange ratio of 77.09 BSkyB ordinary shares per $1,000 original liquidation amount of BUCS. The Trust may pay the exchange market value of each BUCS in cash, by delivering ordinary shares of BSkyB or a combination of cash and ordinary shares of BSkyB.

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

The total net proceeds from the issuance of the BUCS were allocated between the fair value of the obligation and the fair value of the exchange feature. The fair values of the obligation and the exchange feature were determined by pricing the issuance with and without the exchange feature. The original fair value of the obligation has been recorded in non-current borrowings and in accordance with SFAS No.133, the call option feature of the exchangeable debentures is reported at fair value and in non-current other liabilities. The fair value of the obligation is being accreted to its maturity value through the effective interest method. (See Note 17—Other, net) A significant variance in the price of the underlying stock could have a material impact on the operating results of the Company.

As of June 30, 2007, $1,501 million and $352 million of the BUCS were included in borrowings and non-current liabilities, respectively, on the consolidated balance sheet. As of June 30, 2006, $1,444 million and $235 million of the BUCS were included in borrowings and non-current liabilities, respectively, on the consolidated balance sheet.

NOTE 11. FILM PRODUCTION FINANCING

The Company enters into arrangements with third parties to co-produce many of its theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. The parties to these arrangements include studio and non-studio entities, both domestic and foreign. In several of these agreements, other parties control certain distribution rights. The Filmed Entertainment segment records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, receive a participation based on the third-party investor’s contractual interest in the profits or losses incurred on the film. Consistent with the requirements of SOP 00-2,

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

the estimate of the third-party investor’s interest in profits or losses incurred on the film is determined by reference to the ratio of actual revenue earned to date in relation to total estimated ultimate revenues.

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

Any decision by the Board to issue preferred stock or common stock must, however, be taken in accordance with the Board’s fiduciary duty to act in the best interests of the Company’s stockholders. The Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.01 per share, of which 9,000,000 preferred shares have been designated as Series A Junior Participating Preferred Stock, par value $0.01 per share. As of June 30, 2007, there were no shares of preferred stock, including Series A Junior Participating Preferred Stock, issued and outstanding. The Board has the authority, without any further vote or action by the stockholders, to issue preferred stock in one or more series and to fix the number of shares, designations, relative rights (including voting rights), preferences, qualifications and limitations of such series to the full extent permitted by Delaware law.

The Company has two classes of common stock that are authorized and outstanding, non-voting Class A Common Stock and voting Class B Common Stock. Class A Common Stock carry the right to dividends in the amount equal to 120% of the aggregate of all dividends declared on a share of Class B Common Stock through fiscal 2007. Subsequent to the final fiscal 2007 dividend payment, shares of Class A Common Stock will cease to carry any rights to a greater dividend than shares of Class B Common Stock.

As of June 30, 2007, there were approximately 54,000 holders of record of shares of Class A Common Stock and 1,600 holders of record of Class B Common Stock.

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

Stockholder Rights Plan

In fiscal 2005, the Board adopted a stockholder rights plan (the “Rights Plan”).

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Under the Rights Plan, each stockholder of record received a distribution of one right for each share of voting and non-voting common stock of the Company (the “Rights”).

The Rights are represented by the Company’s common stock certificates. The Rights are not traded separately from the common stock and are not exercisable.

The Rights will become exercisable only if a person or group obtains ownership (defined to include stock which a person has the right to acquire, regardless of whether such right is subject to the passage of time or the satisfaction of conditions), or announces a tender offer that would result in ownership of 15% or more of the Company’s voting common stock, at which time each Right would enable the holder of such Right to buy additional stock of the Company. Following the acquisition of 15% or more of the Company’s voting common stock, the holders of Rights (other than the acquiring person or group) will be entitled to purchase from the Company shares of the Company’s voting or non-voting common stock, as applicable, at half price, and in the event of a subsequent merger or other acquisition of the Company, to buy shares of common stock of the acquiring entity at half price. The Rights Plan grandfathered holdings of voting common stock and disclosed contracts permitting the acquisition of voting common stock in each case that existed at the time the Right Plan was adopted, including the then existing holdings of the Murdoch family and affiliated entities and Liberty, but any additional acquisitions (subject to a 1% cushion granted to all exempt holders) by the Murdoch family and its affiliated entities or by Liberty and its affiliated entities would trigger the Rights.

In August 2005, the Company announced that the Board determined to extend the expiration date of the Rights Plan for an additional two-year period, expiring in November 2007. Each Right permits the holder to spend $80 for the purchases described above. In April 2006, the Company agreed to a settlement of a lawsuit regarding the extension of its stockholder rights plan. In August 2006, the Company announced that, in accordance with the terms of the settlement of a lawsuit regarding the Company’s Rights Plan, the Board had approved the adoption of an Amended and Restated Rights Plan, extending the term of the Company’s existing Rights Plan from November 7, 2007 to October 20, 2008. The Board has the right to extend the term for an additional year if the situation with Liberty has not, in the Board’s judgment, been resolved. The terms of the Amended and Restated Rights Plan remain the same as the Company’s existing stockholder rights plan in all other material respects. Pursuant to the terms of the settlement, on October 20, 2006, the Amended and Restated Rights Plan was presented for a vote of the Company’s Class B stockholders at the Company’s 2006 annual meeting of stockholders and the stockholders voted in favor of its approval. In January 2007, the Rights Plan was amended to allow for the grant of an irrevocable proxy to Liberty in connection with the stockholder vote on the Share Exchange Agreement. The Company has announced that it intends to redeem the rights issued under the Rights Plan if the transactions contemplated under the Share Exchange Agreement are consummated. (See Note 3—Acquisitions, Disposals and Other Transactions for further discussion of the Share Exchange Agreement)

Stock Repurchase Program

In June 2005, the Company announced a stock repurchase program under which the Company is authorized to acquire from time to time up to an aggregate of $3 billion in Class A Common Stock and Class B Common Stock. In May 2006, the Company announced that the Board had authorized increasing the total amount of the stock repurchase program to $6 billion. The Company repurchased approximately 58 million and approximately 125 million shares during the fiscal year ended June 30, 2007 and 2006, respectively. The remaining authorized amount at June 30, 2007, under the Company’s stock repurchase program was approximately $2,149 million excluding commissions.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The repurchases will be made through open market transactions. The timing of such transactions and class of shares purchased will depend on a variety of factors, including market conditions. The program may be suspended or discontinued at any time.

Dividends

The total dividends declared related to fiscal 2007 results were $0.12 per share of Class A Common Stock and $0.10 per share of Class B Common Stock. In August 2007, the Company declared the final dividend on fiscal 2007 results of $0.06 per share for Class A Common Stock and $0.05 per share for Class B Common Stock. This together with the interim dividend of $0.06 per share of Class A Common Stock and a dividend of $0.05 per share of Class B Common Stock constitute the total dividend relating to fiscal 2007.

	For the years ended June 30,
	2007	2006	2005
Cash dividends paid per share
Class A	$0.12	$0.13	$0.10
Class B	$0.10	$0.13	$0.04

NOTE 13. EQUITY BASED COMPENSATION

News Corporation 2005 Long-Term Incentive Plan

The Company has adopted the News Corporation 2005 Long-Term Incentive Plan (the “2005 Plan”) under which equity based compensation, including stock options, restricted stock, restricted stock units (“RSUs”) and other types of awards, may be granted. Such equity grants under the 2005 Plan will generally vest over a four-year period and expire ten years from the date of grant. The Company’s employees and directors are entitled to participate in the 2005 Plan. The Compensation Committee of the Board (the “Compensation Committee”) will determine the recipients, type of award to be granted and amounts of awards to be granted under the 2005 Plan. Stock options awarded under the 2005 Plan will be granted at exercise prices which are equal to or exceed the market price at the date of grant. The 2005 Plan replaced the News Corporation 2004 Stock Option Plan under which no additional stock options will be granted. The maximum number of shares of Class A Common Stock that may be issued under the 2005 Plan is 165 million shares. The remaining shares available for issuance under the 2005 Plan at June 30, 2007 were approximately 148 million. The Company will issue new shares of Class A Common Stock for award upon exercises of stock options or vesting of stock-settled RSUs.

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

RSU awards are grants that entitle the holder to shares of Class A Common Stock or the value of shares of Class A Common Stock as the award vests, subject to the 2005 Plan and such other terms and conditions as the

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Compensation Committee may establish. RSUs issued under the 2005 Plan are fair valued based upon the fair market value of Class A Common Stock on the grant date. Any person who holds RSUs shall have no ownership interest in the shares of Class A Common Stock to which such RSUs relate until and unless shares of Class A Common Stock are delivered to the holder. All shares of Class A Common Stock reserved for cancelled or forfeited stock-based compensation awards or for awards that are settled in cash become available for future grants. Certain RSU awards are settled in cash and are subject to terms and conditions of the 2005 Plan and such other terms and conditions as the Compensation Committee may establish. During the fiscal years ended June 30, 2007 and 2006, the Company issued 1.8 million and 16.2 million RSUs, respectively, which primarily vest over four years. Outstanding RSUs as of June 30, 2007 and June 30, 2006 are payable in shares of the Class A Common Stock, upon vesting, except for approximately 2.3 million RSUs that will be settled in cash. During the fiscal years ended June 30, 2007 and June 30, 2006, approximately 4,583,000 and 295,000 RSUs vested, of which approximately 3,632,000 and 125,000 were settled in stock and 951,000 and 170,000 were settled in cash, respectively.

The following table summarizes the activity related to the Company’s RSUs to be settled in stock:

	Fiscal 2007		Fiscal 2006
	Restricted stock units	Weighted average grant- date fair value	Restricted stock units	Weighted average grant- date fair value
(Shares in thousands)
Unvested restricted stock units at beginning of the year	12,861	$15.37	—	$—
Granted	1,317	19.28	13,187	15.38
Vested	(3,632)	15.82	(125)	16.93
Cancelled	(493)	15.74	(201)	15.24

Unvested restricted stock units at the end of the year	10,053	$15.70	12,861	$15.37

In fiscal 2007, a group of executives responsible for various business units within the Company had the opportunity to earn a grant of RSUs under the 2005 Plan. These fiscal 2007 awards (the “fiscal 2007 LTIP”) were conditioned upon the attainment of pre-determined operating profit goals for fiscal 2007 by the executive’s particular business unit. If the actual fiscal 2007 operating profit of the executive’s business unit as compared to its pre-determined target operating profit was within a certain performance goal range, the executive was entitled to receive a grant of RSUs under the fiscal 2007 LTIP. To the extent that it was determined that the business unit’s actual fiscal 2007 operating profit fell within the performance goal range, the executive received a percentage of his or her annualized base salary, ranging from 0% to 100%, in time-vested RSUs representing shares of our Class A Common Stock. The RSUs are generally payable in shares of Class A Common Stock. In fiscal 2008, approximately 3.9 million RSUs were issued in connection with these fiscal 2007 LTIP awards, twenty-five percent of which vested on August 15, 2007. The remaining balance will vest in three equal annual installments over the next three years, subject to the individual’s continued employment with the Company.

News Corporation 2004 Stock Option Plan and 2004 Replacement Stock Option Plan

As a result of the Reorganization, all preferred limited voting ordinary shares which the Company issued stock options over were cancelled and holders received in exchange stock options for shares of Class A Common Stock on a one-for-two basis with no change in the original terms under the News Corporation 2004 Stock Option Plan and 2004 Replacement Stock Option Plan (collectively, the “2004 Plan”). In addition, all other outstanding stock options to purchase preferred limited voting ordinary shares were adjusted to be exercisable

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

into shares of Class A Common Stock subject to the one-for-two share exchange. Prior to the Reorganization, stock options were granted to employees with Australian dollar exercise prices.

Under the 2004 Plan, equity grants generally vest over a four-year period and expire ten years from the date of grant. The equity awards were granted with exercise prices that are equal to or exceed the market price at the date of grant and were valued, in Australian dollars. The 2004 Plan automatically terminates in 2014.

Other

The Company operates employee share ownership schemes in the United Kingdom and Ireland. These plans enable employees to enter into fixed-term savings contracts with independent financial institutions linked to an option for Class A Common Stock. The savings contracts can range from three to seven years with an average expected life of four years. During the fiscal years ended June 30, 2007, 2006 and 2005, the Company granted approximately 256,000, 341,000 and 1.4 million stock options under this scheme, respectively.

The following table summarizes information about the Company’s stock option transactions for all the Company’s stock option plans (options in thousands):

	Fiscal 2007			Fiscal 2006			Fiscal 2005
	Options	Weighted average exercise price		Options	Weighted average exercise price		Options	Weighted average exercise price
		(in US$)	(in A$)		(in US$)	(in A$)		(in US$)	(in A$)
Outstanding at the beginning of the year	110,881	$14.52	$24.50	131,367	$13.97	$23.35	143,849	$13.69	$23.13
Granted	256	17.72	*	935	16.36	*	1,519	14.04	18.70
Exercised	(24,719)	11.04	18.59	(16,102)	10.32	16.74	(6,273)	10.09	15.96
Cancelled	(1,060)	16.01	28.40	(5,319)	13.98	24.27	(7,728)	11.95	20.97

Outstanding at the end of the year	85,358	$15.52	$26.18	110,881	$14.52	$24.50	131,367	$13.97	$23.35

Vested and unvested expected to vest at June 30, 2007	85,358
Exercisable at the end of the year	83,521			102,055			95,638
Weighted average fair value of options granted		$8.83	*		$4.20	*		$6.74	$8.66

*	Granted in U.S. dollars.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal years ended June 30:

	2007	2006	2005
Weighted average risk free interest rate	4.50%	4.94%	4.08%
Dividend yield	0.7%	0.7%	0.9%
Expected volatility	26.98%	29.52%	35.38%
Maximum expected life of options	7 years	7 years	7 years

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The fair value of each outstanding stock option award under the 2004 Plan was estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions: expected volatility was based on historical volatility of the Class A Common Stock; expected term of stock options granted was derived from the historical activity of the Company’s stock options and represented the period of time that stock options granted were expected to be outstanding; weighted average risk-free interest rate was an average of the interest rates of U.S. government bonds with similar lives on the dates of the stock option grants; and dividend yield was calculated as an average of a ten year history of the Company’s yearly dividend divided by the fiscal year’s closing stock price.

The exercise prices for the stock options issued prior to the Reorganization in November 2004 are in Australian dollars. The U.S. dollar equivalents presented above have been converted at historical exchange rates; therefore, the proceeds from the exercise of these options may differ due to fluctuations in exchange rates in periods subsequent to the date of the grants.

The Company issued 1,325,000 SARs in both fiscal 2005 and fiscal 2004 at exercise prices of $15.20 and $12.99, respectively. As of June 30, 2007, none of the SARs have been exercised and 593,750 of the SARs issued in fiscal 2005 and 890,625 of the SARs issued in fiscal 2004 were vested and exercisable. No SARs have been issued since fiscal 2005.

The following table summarizes information about the Company’s stock option transactions (options in thousands):

Tranches	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Exercisable Options	Weighted Average Exercise Price
(in US$)		(in US$)			(in US$)
$6.49 to $9.31	16,092	8.65	4.74	16,092	8.65
$9.96 to $14.70	41,979	12.91	3.93	40,392	12.89
$15.20 to $22.38	15,274	20.34	3.05	15,024	20.38
$23.25 to $27.74	12,013	27.74	2.35	12,013	27.74

	85,358	$15.52		83,521	$15.56

NDS Option Schemes

NDS has three executive share option schemes (“the NDS Plans”). The NDS Plans provide for the grant of options to purchase Series A ordinary shares in NDS with a maximum term of ten years. Stock options granted under the NDS Plans vest over a four-year period. The NDS Plans authorize stock options to be granted subject to a maximum of 10% of the ordinary shares of NDS on issue at the date of grant. All NDS employees are entitled to participate in the NDS Plans, however (with the exception of the employee share ownership schemes which are open to all), management determines to whom and how many stock options are granted.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

A summary of the NDS stock options (options in thousands):

	Fiscal 2007		Fiscal 2006		Fiscal 2005
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
		(in US$)		(in US$)		(in US$)
Outstanding at the beginning of the year	3,691	$26.28	4,338	$18.17	4,844	$14.60
Granted	—	—	942	43.13	721	32.78
Exercised	(846)	16.68	(1,555)	14.00	(1,132)	11.92
Cancelled	(55)	33.64	(34)	20.05	(95)	21.66

Outstanding at the end of the year	2,790	$29.05	3,691	$26.28	4,338	$18.17

Vested and unvested expected to vest at June 30, 2007	2,757
Exercisable at the end of the year	1,841		2,150		2,872
Weighted average fair value of options granted		$—		$29.42		$23.59

NDS 2006 Long-Term Incentive Plan

In October 2006, NDS shareholders approved the NDS 2006 Long-Term Incentive Plan (the “NDS LTIP”), which provides for awards of stock options to purchase NDS Series A ordinary shares (“NDS shares”), restricted awards, conditional awards, stock appreciation rights or awards of NDS shares, the terms and conditions of which are described in the NDS LTIP. American Depositary Receipts (ADRs) representing NDS shares are given to recipients in respect of any awards of NDS shares. The maximum number of NDS shares that may be issued or delivered under the NDS LTIP is 10,000,000 shares. There will be no further stock options granted under two of NDS’s existing stock option plans: The NDS 1997 Executive Share Option Scheme or The NDS 1999 Executive Share Option Scheme. However, further grants may be made under the NDS U.K. Approved Share Option Scheme, which will be treated as a sub-scheme of the plan.

The fair value of equity-based compensation under the NDS LTIP is calculated according to the type of award issued. During the fiscal year ended June 30, 2007, fixed conditional awards (the “Fiscal 2007 Fixed Conditional Awards”) over an aggregate of 43,500 NDS shares were awarded to certain employees and directors, twenty-five percent of which vested and were issued on August 15, 2007. The remaining balance will vest in three equal annual installments, subject to the individual’s continued employment with the Company. The fair value of these awards was $51.57 per share.

In addition, during the fiscal year ended June 30, 2007, certain employees and executives of NDS had the opportunity to earn grants of NDS shares under the NDS LTIP conditioned upon the attainment of pre-determined operating income goals for the fiscal year ended June 30, 2007 (the “Fiscal 2007 Performance-Based Award”). To the extent that it was determined that the Company’s actual fiscal 2007 operating income fell within the performance goal range, the employees or executives received a percentage of his or her annualized base salary, ranging from 0% to 45% for the vast majority of recipients (the range for some recipients was from 0% to up to 225%) in time-vesting NDS shares. In fiscal 2008, approximately 285,000 NDS shares were awarded in connection with the Fiscal 2007 Performance-Based Award, twenty-five percent of which vested and were issued on August 15, 2007. The remaining balance will vest in three equal annual installments over the next three years, subject to the individual’s continued employment with the Company.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table summarizes the Company’s equity-based compensation:

	For the years ended June 30,
	2007	2006
	(in millions)
Equity-based compensation	$131	$132

Cash received from exercise of equity-based compensation	$366	$222

Total intrinsic value of options exercised	$208	$123

At June 30, 2007, the Company’s total compensation cost related to non-vested stock options, SARs and RSUs not yet recognized for all plans presented was approximately $284 million, a portion of which is expected to be recognized over the next three fiscal years. Compensation expense on all stock-based awards is recognized on a straight line basis over the vesting period of the entire award.

The Company recognized a tax benefit on stock options exercised of $68 million, $35 million and $12 million for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

On May 3, 2005, the Compensation Committee approved the acceleration of vesting of unvested out-of-the-money stock options granted under the 2004 Plan. The affected stock options were those with exercise prices greater than A$19.74 per share, which was the closing price of the Class A Common Stock (as traded on the Australian Stock Exchange in the form of CHESS Depositary Interests) on May 2, 2005. Prior to the Reorganization, stock options were granted to employees with Australian dollar exercise prices. As a result of this action, the vesting of approximately 19,862,000 previously unvested stock options was accelerated and those stock options became exercisable. None of the unvested stock options held by directors, some of whom have stock options with exercise prices in excess of A$19.74, were accelerated.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table reflects the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions for stock-based employee compensation prior to the adoption of SFAS 123R on July 1, 2005. These pro forma effects may not be representative of future amounts since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, additional stock options may be granted in future years and the vesting of certain options was accelerated on May 3, 2005 (see above).

For the year ended June 30, 2005
(in millions except per share data)
Net income, as reported	$2,128
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(184)

Pro forma net income	$1,944

Basic earnings per share:
As reported:
Class A	$0.74
Class B	$0.62
Pro forma:
Class A	$0.68
Class B	$0.57

Diluted earnings per share:
As reported:
Class A	$0.73
Class B	$0.61
Pro forma:
Class A	$0.67
Class B	$0.56

In fiscal 2005, the Company received $88 million in cash from stock option exercises for all plans presented. The aggregate intrinsic value of stock options exercised for all the Company’s plans presented in fiscal 2005 was $51 million.

As a result of adopting SFAS 123R on July 1, 2005, the Company’s income from continuing operations before income tax expense and minority interest in subsidiaries and net income for the fiscal year ended June 30, 2006, were $53 million and $35 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). Basic and diluted earnings per share for the fiscal year ended June 30, 2006 were each $0.01 lower for both Class A Common Stock and Class B Common Stock, than if the Company had continued to account for share-based compensation under APB 25.

NOTE 14. RELATED PARTIES

Director transactions

Mr. Shuman served as a non-executive Director of the Company through October 2005 and was named Director Emeritus effective October 2005. He is also the Managing Director of Allen & Company LLC, a U.S.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

based investment bank. In fiscal 2006, total fees paid to Allen & Company LLC were $6.1 million. There were no fees paid to Allen & Company LLC in fiscal 2007 or fiscal 2005.

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

Freud International LLP, which is controlled by Matthew Freud, Mr. K.R. Murdoch’s son-in-law, has provided external support to the press and publicity activities of the Company during fiscal year 2007 and 2006 amounting to approximately $500,000 in each year. At June 30, 2007, there were no outstanding amounts due to or from Freud International LLP. Freud International LLP did not provide any services to the Company prior to fiscal 2006.

The Company has engaged Mrs. Wendi Murdoch, the wife of Mr. K. Rupert Murdoch, the Company’s Chairman and Chief Executive Officer, to provide strategic advice for the development of the MySpace business in China. The fees paid to Mrs. Murdoch pursuant to this arrangement are $100,000 per annum and Mrs. Murdoch received $83,333 in the fiscal year ended June 30, 2007. Mrs. Murdoch is a Director of MySpace China Holdings Limited (“MySpace China”), a joint venture in which the Company owns a 51.5% interest on a fully diluted basis, which licenses the technology and brand to the local company in China that operates the MySpace China website. As a Director of MySpace China, Mrs. Murdoch will receive options over 2.5% of the fully diluted shares of MySpace China that will vest over four years under the MySpace China option plan. There were no fees paid to Mrs. Murdoch in fiscal 2006 or fiscal 2005.

SMS TV, which is controlled by Ms. Elisabeth Murdoch, the daughter of Mr. K.R. Murdoch, was a party to a production agreement with the Company, for programming that is distributed on the Company’s owned-and-operated television stations. Under a revenue sharing arrangement provided under the terms of the production agreement, SMS TV received approximately $300,000 in the fiscal year 2007. The production agreement was terminated by the Company during fiscal 2007, and the parties are negotiating a termination fee to be paid by the Company to SMS TV.

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

	For the years ended June 30,
	2007	2006	2005
	(in millions)
Related party revenue, net of expense	$1,173	$1,143	$1,008

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table sets forth the amount of accounts receivable due from and payable to related parties outstanding on the consolidated balance sheets:

	As of June 30,
	2007	2006
	(in millions)
Accounts receivable from related parties	$389	$371
Accounts payable to related parties	15	38

Liberty Transaction

In December 2006, the Company entered into the Share Exchange Agreement with Liberty. Under the terms of the Share Exchange Agreement, Liberty will exchange its entire interest in the Company for 100% of Splitco, whose holdings will consist of an approximate 39% interest in DIRECTV, the Three RSNs and $588 million in cash, subject to adjustment. As of June 30, 2007, Liberty’s economic equity ownership in the Company was approximately 16% and its voting interest was approximately 19%. (See Note 3—Acquisitions, Disposals and Other Transactions for further discussion of the Share Exchange Agreement.)

NOTE 15. COMMITMENTS AND CONTINGENCIES

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2007.

	As of June 30, 2007
	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Contracts for capital expenditure
Land and buildings	$75	$68	$7	$—	$—
Plant and machinery	373	353	20	—	—
Operating leases (a)
Land and buildings	3,078	259	453	386	1,980
Plant and machinery	935	203	256	165	311
Other commitments
Borrowings	10,871	355	430	107	9,979
Exchangeable securities	1,631	—	1,502	—	129
News America Marketing (b)	428	94	166	102	66
Sports programming rights (c)	17,092	2,908	4,855	3,990	5,339
Entertainment programming rights	3,631	1,566	1,395	433	237
Other commitments and contractual obligations (d)	2,263	674	418	314	857

Total commitments, borrowings and contractual obligations	$40,377	$6,480	$9,502	$5,497	$18,898

The Company also has certain contractual arrangements in relation to certain investees that would require the Company to make payments or provide funding if certain circumstances occur (“contingent guarantees”). The Company does not expect that these contingent guarantees will result in any material amounts being paid by the

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Company in the foreseeable future. The timing of the amounts presented in the table below reflect when the maximum contingent guarantees will expire and does not indicate that the Company expects to incur an obligation to make payments during that time frame.

	As of June 30, 2007
	Amount of Guarantees Expiration Per Period
Contingent guarantees:	Total Amounts Committed	1 year	2 -3 years	4 -5 years	After 5 years
	(in millions)
Programming rights (e)	$523	$21	$73	$135	$294
Affiliate borrowings (f)	65	65	—	—	—
Other	19	19	—	—	—

	$607	$105	$73	$135	$294

(a)

The Company leases transponders, office facilities, warehouse facilities, equipment and microwave transmitters used to carry broadcast signals. These leases, which are classified as operating leases, expire at certain dates through fiscal 2090. In addition, the Company leases various printing plants, which leases expire at various dates through fiscal 2095.

(b)

News America Marketing (“NAMG”), a leading provider of in-store marketing products and services primarily to consumer packaged goods manufacturers, enters into agreements with retailers to rent space for the display of point of service advertising.

(c)

The Company’s contract with MLB gives the Company rights to telecast certain regular season and post season games, as well as exclusive rights to telecast MLB’s World Series and All-Star Game for a seven-year term through the 2013 MLB season.

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

Under the Company’s contract with the Bowl Championship Series (“BCS”), remaining future minimum payments for program rights to broadcast the BCS are payable over the remaining term of the contract through fiscal 2010.

In addition, the Company has certain other local sports broadcasting rights.

(d)

The Company is upgrading its printing presses with new automated technology that once fully on line, are expected to lower production costs and improve newspaper quality, including expanded color. As part of this initiative, the Company entered into several third party printing contracts in the United Kingdom expiring in fiscal 2022.

The Company has an eight year agreement with Nielsen Media Research (“Nielsen”) under which Nielsen provides audience measurement services for 49 of the Company’s subsidiaries and affiliates.

(e)

A joint-venture in which the Company owns a 50% equity interest, entered into an agreement for global programming rights. Under the terms of the agreement, the Company and the other joint-venture partner have jointly guaranteed the programming rights obligation.

(f)

The Company has guaranteed a bank loan facility of $65 million (¥7.97 billion) for an affiliate. The facility covers a term loan which matures in June 2008, and an agreement for an overdraft. The Company would be liable under this guarantee, to the extent of default by the affiliate.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

As of June 30, 2007 the Company was contractually obligated for approximately $242 million and $42 million in the United Kingdom and Australia, respectively, for new printing plants and related costs. All firm commitments related to these projects are included in the capital expenditure lines disclosed in the commitments table above.

In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the total accrued benefit liability for pension and other postretirement benefit plans recognized as of June 30, 2007 was $344 million (see Note 16 Pensions and Other Postretirement Benefits). This amount is effected by, among other items, statutory funding levels, changes in plan demographics and assumptions, and investment return on plan assets. Because of the current overall funded status of our material plans, the accrued liability does not represent expected near-term liquidity needs and accordingly the Company did not include this amount in the contractual obligations table.

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

After Echostar filed a second amended complaint, NDS filed a motion to dismiss this complaint on March 31, 2004. On July 21, 2004, the court issued an order directing Echostar to, among other things, file a third amended complaint within ten days correcting various deficiencies noted in the second amended complaint. Echostar filed its third amended complaint on August 4, 2004. On August 6, 2004, the court ruled that NDS was free to file a motion to dismiss the third amended complaint, which NDS did on September 20, 2004. The hearing occurred on January 3, 2005. On February 28, 2005, the court issued an order treating NDS’s motion to dismiss as a motion for a more definite statement, granting the motion and giving Echostar until March 30, 2005 to file a fourth amended complaint correcting various deficiencies noted in the third amended complaint. On March 30, 2005, Echostar filed a fourth amended complaint, which NDS moved to dismiss. On July 27, 2005, the court granted in part and denied in part NDS’s motion to dismiss, and again limited Echostar’s surviving claims to acts allegedly occurring within three years of the filing of Echostar’s original complaint. NDS’s management believes these surviving claims are without merit and intends to vigorously defend against them.

On October 24, 2005, NDS filed its Amended Answer with Counterclaims, alleging that Echostar misappropriated NDS’s trade secrets, violated the Computer Fraud and Abuse Act and engaged in unfair competition. On November 8, 2005, Echostar moved to dismiss NDS’s counterclaims for conversion and claim and delivery, arguing that these claims were preempted and time-barred. Echostar also moved for a more definite

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

statement of NDS’s trade secret misappropriation claim. On December 8, 2005, the court granted in part and denied in part Echostar’s motion to dismiss and for a more definite statement, but granted NDS leave to file amended counterclaims. On December 13, 2005, NDS filed a Second Amended Answer with Counterclaims, which Echostar answered on December 27, 2005. The court has set this case to go to trial in February 2008.

Sogecable Litigation

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, “Sogecable”), filed an action against NDS in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003, which purported to allege claims for violation of the Digital Millennium Copyright Act and the federal RICO Act. The amended complaint also purported to allege claims for interference with contract and prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. NDS filed a motion to dismiss the second amended complaint on March 31, 2004. On August 4, 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint. On October 1, 2004, Sogecable notified the court that it would not be filing a third amended complaint, but would appeal the court’s entry of final judgment dismissing the suit to the United States Ninth Circuit Court of Appeals. On December 14, 2006, the appellate court issued a memorandum decision reversing the district court’s dismissal. On January 26, 2007, NDS filed its petition for rehearing by an en banc panel of the United States Ninth Circuit Court of Appeals. On February 21, 2007, the petition was denied. On June 11, 2007, NDS filed a petition for a Writ of Certiorari in the United States Supreme Court seeking reversal of the Ninth Circuit Court of Appeals’ decision. The Company believes that Sogecable’s claims are without merit and will continue to vigorously defend itself in this matter.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Although their opening brief is currently due on August 24, 2007, plaintiffs have requested that the Court of Appeal grant them an extension of this due date to October 23, 2007. The Court of Appeal has not yet ruled on this request. The matter will likely not be fully briefed and ready for oral argument until the first half of 2008.

In November 2005, plaintiff in a derivative action captioned LeBoyer v. Greenspan et al. pending against various former Intermix directors and officers in the United States District Court for the Central District of California, filed a First Amended Class and Derivative Complaint (the “Amended Complaint”). The original derivative action was filed in May 2003 and arose out of Intermix’s restatement of quarterly financial results for its fiscal year ended March 31, 2003. Until the filing of the Amended Complaint, the action had been stayed by mutual agreement of the parties since its inception. A substantially similar derivative action filed in Los Angeles Superior Court was dismissed based on inability of the plaintiffs to adequately plead demand futility. Plaintiff LeBoyer’s November 2005 Amended Complaint added various allegations and purported class claims arising out of the FIM Transaction which are substantially similar to those asserted in the Intermix Media Shareholder Litigation. The Amended Complaint also adds as defendants the individuals and entities named in the Intermix Media Shareholder Litigation that were not already defendants in the matter. On July 14, 2006, the parties filed their briefing on defendants’ motion to dismiss and stay the matter. On October 16, 2006, the court dismissed the fourth through seventh claims for relief, which related to the 2003 restatement, finding that the plaintiff is precluded from relitigating demand futility. At the same time, the court asked for further briefing regarding the standing issues and the effect of the judge’s dismissal of the claims in the Greenspan case and the Intermix Media Shareholder Litigation on the remaining claims, which include two direct class action claims related to alleged breaches of fiduciary duty leading up to the FIM Transaction and a third claim under Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) asserted as a derivative claim and alleging material misstatements and omissions in the FIM Transaction proxy statement. The parties filed the requested additional briefing in which the defendants requested that the court stay the federal court proceedings pending the resolution of any appeal in the Greenspan case and the Intermix Media Shareholder Litigation. The court vacated the scheduled November 27, 2006 hearing with respect to this briefing and took the matter under submission. The court denied the stay in an order dated May 22, 2007, and as explained in more detail in the next paragraph, consolidated this case with the Brown v. Brewer action also pending before the court. On July 11, 2007, plaintiffs filed the consolidated first amended complaint. Pursuant to the stipulated briefing schedule ordered by the court, the parties’ joint brief is due to be filed on October 11, 2007.

On June 14, 2006, a purported class action lawsuit, captioned Jim Brown v. Brett C. Brewer, et al., was filed against certain former Intermix directors and officers in the United States District Court for the Central District of California. The plaintiff asserts claims for alleged violations of Section 14a of the Exchange Act and SEC Rule 14a-9, as well as control person liability under Section 20a. The plaintiff alleges that certain defendants disseminated false and misleading definitive proxy statements on two occasions: one on December 30, 2003 in connection with the shareholder vote on January 29, 2004 on the election of directors and ratification of financing transactions with certain entities of VantagePoint Venture Partners (“VantagePoint”), a former large stockholder of Intermix, and another on August 25, 2005 in connection with the shareholder vote on the FIM Transaction. The complaint names as defendants certain VantagePoint related entities and the members of the Intermix Board who were incumbent on the dates of the respective proxy statements. Intermix is not named as a defendant, but has certain indemnity obligations to the former officer and director defendants in connection with these claims and allegations. Intermix believes that the claims are without merit and expects that the individual defendants will vigorously defend themselves in the matter. On August 25, 2006, plaintiff amended his complaint to add certain investment banks (the “Investment Banks”) as defendants. Intermix has certain indemnity obligations to the Investment Banks as well. After conferring with defendants concerning deficiencies in the amended complaint pursuant to local rule and entering a stipulation with defendants regarding a briefing schedule, plaintiff amended his complaint again on September 27, 2006. On October 19, 2006, defendants filed

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

motions to dismiss all claims in the Second Amended Complaint. These motions were scheduled to be heard on February 12, 2007. On February 9, 2007, the case was transferred from Judge Walter to Judge George H. King, the judge assigned to the LeBoyer action on the grounds that it raises substantially related questions of law and fact as LeBoyer, and would entail substantial duplication of labor if heard by different judges. Judge King took the February 26, 2007 hearing date for the motions to dismiss off-calendar. On May 22, 2007, Judge King ordered a combined status conference with the LeBoyer action occur on June 11, 2007 at which he ordered the Brown case be consolidated with the LeBoyer action. Judge King also stated that he was not going to consider the pending motions to dismiss but rather ordered plaintiffs’ counsel to file a consolidated first amended complaint setting forth the causes of action in the LeBoyer and Brown matters and further ordered the parties to file a joint brief regarding dismissal of the first amended complaint. On July 11, 2007, plaintiffs filed the consolidated first amended complaint. Pursuant to the stipulated briefing schedule ordered by the court, the parties’ joint brief is due to be filed on October 11, 2007. Intermix believes that the claims are without merit and expects the individual defendants will vigorously defend themselves in the matter.

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

Prior to dismissing his derivative lawsuit, in August 2005, Mr. Greenspan filed another complaint in Los Angeles Superior Court against the same defendants. The complaint, for breach of fiduciary duty, included substantially the same allegations made by Mr. Greenspan in the above-referenced lawsuit. Mr. Greenspan further alleged that defendants’ actions have, with the FIM Transaction, culminated in the loss of Mr. Greenspan’s interest in Intermix for a cash payment allegedly below its value. On October 31, 2005, the defendants filed motions seeking dismissal of the lawsuit on the grounds that the complaint fails to state any cause of action. Instead of responding to these motions, Mr. Greenspan filed an amended complaint on February 21, 2006, in which Mr. Greenspan omitted certain previously named defendants and added two other former directors as defendants. In this amended complaint, Mr. Greenspan asserts seven causes of action. The first two causes of action, for intentional interference with prospective economic advantage and violation of California’s Business Professions Code section 17200, generally related to Intermix’s decision to consummate its Series C Preferred Stock financing with VantagePoint in October 2003 and allege that Mr. Greenspan was “forced” to resign. The third through sixth causes of action assert various claims for breach of fiduciary duty related to the FIM Transaction and substantially mirror the allegations in the Intermix Media Shareholder

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Litigation. By Order of March 20, 2006, the court ordered that Mr. Greenspan’s claims based on the FIM Transaction be severed from the rest of his complaint and coordinated with the claims asserted in the Intermix Media Shareholder Litigation. The seventh cause of action is asserted against Intermix for indemnification. In his amended complaint, Mr. Greenspan seeks compensatory and consequential damages, punitive damages, fees and costs, injunctive relief and other remedies. Motions to dismiss the first six causes of action were filed and, on October 6, 2006, granted without leave to amend. On November 21, 2006, Mr. Greenspan dismissed with prejudice the seventh cause of action for indemnity, which was the only remaining claim and his sole cause of action against Intermix. On January 24, 2007, Mr. Greenspan filed a notice of appeal of the court’s October 6, 2006 ruling. Mr. Greenspan’s opening brief in the Court of Appeal is currently due August 24, 2007. The matter will likely not be fully briefed and ready for oral argument until the first half of 2008.

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

On March 9, 2007, Valassis filed a two-count complaint in Michigan state court against News America. That complaint, which is based on the same factual allegations as the federal complaint discussed above, alleges that News America has tortiously interfered with Valassis’ business relationships and that News America has unfairly competed with Valassis. Valassis’ Michigan complaint seeks injunctive relief, damages, fees and costs. On May 4, 2007, News America filed a motion to dismiss or, in the alternative stay, that complaint. On August 14, 2007, the Court denied the motion.

On March 12, 2007, Valassis filed a three-count complaint in California state court against News America. That complaint, which is based on the same factual allegations as the federal complaint discussed above, alleges that News America has violated the Cartwright Act (California’s state antitrust law) by unlawfully tying its FSI products to its in-store products, has violated California’s Unfair Practices Act by predatorily pricing its FSI products, and has unfairly competed with Valassis. Valassis’ California complaint seeks injunctive relief,

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

damages, fees and costs. On May 4, 2007, News America filed a motion to dismiss or, in the alternative stay, that complaint. On June 28, 2007, the court issued a tentative ruling denying the motion and reassigned the case to the Complex Litigation Program. On July 19, 2007, the court denied the motion.

News America believes that all of the claims in each of the complaints filed by Valassis are without merit and it intends to defend itself vigorously in the three matters.

Other

Other than previously disclosed in the notes to these consolidated financial statements, the Company is party to several purchase and sale arrangements which become exercisable over the next ten years by the Company or the counter-party to the agreement. In the next twelve months, none of these arrangements that become exercisable are material. Purchase arrangements that are exercisable by the counter-party to the agreement, and that are outside the sole control of the Company are accounted for in accordance with EITF D-98. Accordingly the fair values of such purchase arrangements are classified in Minority interest liabilities.

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

NOTE 16. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The Company participates in and/or sponsors pension and savings plans of various types in a variety of jurisdictions covering, in aggregate, substantially all employees. The Company has a legally enforceable obligation to contribute to some plans and is not required to contribute to others. Non-U.S. plans include both employee contributory and employee non-contributory defined benefit plans and accumulation plans covering all eligible employees. The plans in the United States include both defined benefit pension plans and employee non-contributory and employee contributory accumulation plans covering all eligible employees. The Company makes contributions in accordance with applicable laws or contract terms in each jurisdiction in which the Company operates. The Company’s benefit obligation is calculated using several assumptions which the Company reviews on a regular basis.

The funded status of the plans can change from year to year but plan assets have been sufficient to fund all benefits coming due in each of the fiscal 2007, 2006 and 2005.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The following table sets forth the change in the benefit obligation for the Company’s benefit plans:

	Pension benefits		Postretirement benefits
	As of June 30,
	2007	2006	2007	2006
	(in millions)
Projected benefit obligation, beginning of the year	$2,061	$2,074	$138	$143
Service cost	70	82	4	4
Interest cost	122	106	8	7
Benefits paid	(98)	(85)	(6)	(6)
Actuarial loss (gain) (a)	57	(168)	(4)	(11)
Foreign exchange rate changes	110	29	2	1
Amendments, transfers and other	70	23	(3)	—

Projected benefit obligation, end of year	$2,392	$2,061	$139	$138

(a)	Actuarial gains and losses primarily related to changes in the discount rate and mortality assumptions utilized in measuring plan obligations at June 30, 2007 and June 30, 2006.

The following table sets forth the change in the fair value of plan assets for the Company’s benefit plans:

	Pension benefits
	As of June 30,
	2007	2006
	(in millions)
Fair value of plan assets, beginning of the year	$1,903	$1,609
Actual return on plan assets	232	186
Employer contributions	67	149
Benefits paid	(97)	(85)
Foreign exchange rate changes	112	22
Amendments, transfers and other	70	22

Fair value of plan assets, end of the year	$2,287	$1,903

The accrued pension and postretirement costs recognized in the Company’s consolidated balance sheets were computed as follows:

	Pension benefits		Postretirement benefits
	As of June 30,
	2007	2006	2007	2006
	(in millions)
Funded status	$(105)	$(158)	$(139)	$(138)
Unrecognized net loss	N/A	348	N/A	32
Unrecognized prior service cost (benefit)	N/A	7	N/A	(31)
Unrecognized net transition obligation	N/A	(1)	N/A	—

Net amount recognized, end of the year	$(105)	$196	$(139)	$(137)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Amounts recognized in the consolidated balance sheets consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2007	2006	2007	2006
	(in millions)
Non-current pension assets	$100	$275	$—	$—
Accrued pension/ postretirement liabilities	(205)	(205)	(139)	(137)
Intangible asset	N/A	4	N/A	—
Other Comprehensive Income	N/A	122	N/A	—

Net amount recognized	$(105)	$196	$(139)	$(137)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension benefits	Postretirement benefits
	As of June 30,
	2007	2007
	(in millions)
Actuarial losses	$301	$26
Prior service cost (benefit)	6	(28)

Net amounts recognized	$307	$(2)

Amounts in accumulated other comprehensive income expected to be recognized as a component of net periodic pension cost in fiscal 2008:

	Pension benefits	Postretirement benefits
	As of June 30,
	2007	2007
	(in millions)
Actuarial losses	$15	$2
Prior services benefit	(1)	(6)

Net amounts recognized	$14	$(4)

Accumulated pension benefit obligations at June 30, 2007 and 2006 were $2,181 million and $1,867 million, respectively. Below is information about pension plans in which the accumulated benefit obligation exceeds the fair value of the plan assets.

	As of June 30,
	2007	2006
	(in millions)
Projected benefit obligation	$236	$774
Accumulated benefit obligation	229	701
Fair value of plan assets	54	506

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The components of net periodic costs were as follows:

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2007	2006	2005	2007	2006	2005
	(in millions)
Components of net periodic cost:
Service cost benefits earned during the period	$70	$82	$83	$4	$4	$4
Interest costs on projected benefit obligations	122	106	107	8	7	7
Expected return on plan assets	(135)	(122)	(111)	—	—	—
Amortization of deferred losses	19	45	28	2	3	3
Other	(2)	(1)	3	(6)	(5)	(6)

Net periodic costs	$74	$110	$110	$8	$9	$8

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2007	2006	2005	2007	2006	2005
	(in millions)
Additional information:
Decrease (increase) in minimum liability reflected in other comprehensive income	N/A	$286	$(106)	N/A	N/A	N/A
Weighted-average assumptions used to determine benefit obligations
Discount rate	6.0%	5.9%	5.1%	6.2%	6.1%	5.2%
Rate of increase in future compensation	5.0%	4.9%	4.8%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.9%	5.1%	5.7%	6.1%	5.2%	5.9%
Expected return on plan assets	7.0%	7.5%	7.5%	N/A	N/A	N/A
Rate of increase in future compensation	4.9%	4.8%	4.7%	N/A	N/A	N/A

N/A—not applicable

The following assumed health care cost trend rates at June 30 were also used in accounting for postretirement benefits:

	Postretirement benefits
	Fiscal 2007	Fiscal 2006
Health care cost trend rate	8.2%	9.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.9%	4.9%
Year that the rate reaches the ultimate trend rate	2011	2011

Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. The effect of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate would have the following effects on the results for fiscal 2007:

	Service and interest costs	Benefit Obligation
	(in millions)
One percentage point increase	$1	$8
One percentage point decrease	(1)	(7)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table sets forth the estimated benefit payments for the next five fiscal years, and in aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

	Expected benefit payments
	Pension benefits	Postretirement benefits
Fiscal year:
2008	$116	$7
2009	109	8
2010	112	9
2011	116	9
2012	125	10
2013-2017	701	59

The Company’s investment strategy for its pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits while maintaining adequate funding levels. The Company’s practice is to conduct a periodic strategic review of its asset allocation. The Company’s current broad strategic targets are to have a pension asset portfolio comprising of 60% equity securities, 37% fixed income securities, 2% in real estate and 1% in other instruments. In developing the expected long-term rate of return, the Company considered the pension asset portfolio’s past average rate of returns and future return expectations of the various asset classes. A portion of the other allocation is reserved in short-term cash to provide for expected benefits to be paid in short term. The Company’s equity portfolios are managed in such a way as to achieve optimal diversity. The Company’s fixed income portfolio is investment grade in the aggregate. The Company does not manage any assets internally.

The Company’s benefit plan weighted-average asset allocations, by asset category, are as follows:

	Pension benefits
	As of June 30,
	2007	2006
	(in millions)
Asset Category:
Equity securities	61%	60%
Debt securities	34%	37%
Real estate	2%	2%
Other	3%	1%

Total	100%	100%

The Company contributes to multi-employer plans that provide pension and health and welfare benefits to certain employees under collective bargaining agreements. The contributions to these plans were $114 million, $88 million, and $75 million for the fiscal years ended June 30, 2007, 2006, and 2005, respectively. In addition, the Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $115 million, $104 million, and $76 million for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

The Company does not expect mandatory pension funding requirements to be significant in fiscal 2008. However, the Company does expect to continue making discretionary contributions to the plans during fiscal 2008 of approximately $60 million.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 17. OTHER, NET

The following table sets forth the components of Other, net included in the accompanying consolidated statements of operations:

	For the years ended June 30,
	2007	2006	2005
	(in millions)
Gain on sale of Sky Brasil (a)	$261	$—	$—
Gain on sale of Phoenix Satellite Television Holdings Limited (a)	136	—	—
Termination of Participation rights agreement (b)	97	—	—
Gain on sale of Innova (a)	—	206	—
Gain on sale of China Netcom Group Corporation (a)	—	52	—
Loss on sale of RPP (b)	—	—	(85)
Loss on sale of Sky Multi-Country Partners (a)	—	—	(55)
Gain on sale of Rogers Sportsnet (a)	—	—	39
Change in fair value of Exchangeable securities (c)	(126)	(76)	246
Other	(9)	12	33

Total Other, net	$359	$194	$178

(a)	See Note 6—Investments.
(b)	See Note 3—Acquisitions, Disposals and Other Transactions.
(c)

The Company has certain outstanding exchangeable debt securities which contain embedded derivatives. Pursuant to SFAS No. 133, these embedded derivatives are not designated as hedges and, as such, changes in their fair value are recognized in Other, net. A significant variance in the price of the underlying stock could have a material impact on the operating results of the Company. See Note 10—Exchangeable Securities.

NOTE 18. INCOME TAXES

Income from continuing operations before income tax expense and minority interest in subsidiaries was attributable to the following jurisdictions:

	For the years ended June 30,
	2007	2006	2005
	(in millions)
United States (including exports)	$4,586	$3,748	$2,896
Foreign	720	657	665

Income from continuing operations before income tax expense and minority interest in subsidiaries	$5,306	$4,405	$3,561

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Significant components of the Company’s provisions for income taxes from continuing operations were as follows:

	For the years ended June 30,
	2007	2006	2005
	(in millions)
Current:
United States
Federal	$281	$145	$51
State & local	69	66	45
Foreign	390	357	179

Total current	740	568	275

Deferred	1,074	958	945

Total provision for income taxes	$1,814	$1,526	$1,220

In October 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA includes a temporary incentive for U.S. multinationals to repatriate foreign earnings at the favorable effective tax rate of 5.25%. Such repatriations must occur in either an enterprise’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the date of enactment. In accordance with the AJCA, the Company repatriated $420 million at a favorable tax rate of 5.25%, which resulted in a tax benefit to the Company of approximately $125 million. The amounts repatriated were used to compensate non-executive U.S. employees for services performed within the United States.

The reconciliation of income tax attributable to continuing operations computed at the statutory rate to income tax expense is:

	For the years ended June 30,
	2007	2006	2005
US federal income tax rate	35%	35%	35%
State and local taxes	1	2	1
Effect of foreign taxes	2	1	1
AJCA Section 965 Benefit	—	(3)	—
Resolution of tax matters	(2)	—	(3)
Change in valuation allowance	(1)	(1)	(1)
Other permanent differences	(1)	1	1

Effective tax rate	34%	35%	34%

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following is a summary of the components of the deferred tax accounts:

	As of June 30,
	2007	2006
	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$695	$874
Capital loss carryforwards	991	1,107
Accrued liabilities	265	172

Total deferred tax assets	1,951	2,153

Deferred tax liabilities, net:
Basis difference and amortization	(5,448)	(4,872)
Revenue recognition	(271)	(228)
Sports rights contracts	(164)	(78)
Other	(284)	(205)

Total deferred tax liabilities	(6,167)	(5,383)

Net deferred tax liabilities before valuation allowance	(4,216)	(3,230)
Less: valuation allowance	(1,562)	(1,877)

Net deferred tax liabilities	$(5,778)	$(5,107)

At June 30, 2007 and 2006, the Company had net current deferred tax assets of $4 million and $18 million, respectively, and non-current deferred tax assets of $117 million and $75 million, respectively. The Company also had non-current deferred tax liabilities of $5,899 million and $5,200 million at June 30, 2007 and 2006, respectively.

At June 30, 2007, the Company had approximately $2.0 billion of net operating and $3.2 billion of capital loss carryforwards available to offset future taxable income. The majority of these net operating loss carryforwards, if not utilized to reduce taxable income in future periods, will expire in varying amounts between 2008 and 2026, with a significant portion, approximately $1.4 billion relating to foreign operations, expiring within the next four years. While approximately $464 million of the capital loss carryforwards expire in four years, the remaining capital loss carryforwards are in jurisdictions where they do not expire. In assessing the realizability of deferred tax assets, management evaluates a variety of factors in considering whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized. Management considers earnings expectations, the existence of taxable temporary differences, tax planning strategies, and the periods in which estimated losses can be utilized. Based upon this analysis, management has concluded that it is more likely than not that the Company will not realize all of the benefits of its deferred tax assets. In particular, this is due to the uncertainty of generating capital gains, as well as generating taxable income within the requisite period in various foreign jurisdictions and the uncertainty of fully utilizing the capital losses and net operating losses before they expire through tax planning strategies or reversing taxable temporary differences in the foreseeable future. Accordingly, valuation allowances of $1.6 billion and $1.9 billion have been established to reflect the expected realization of the deferred tax assets as to June 30, 2007 and 2006, respectively. The net decrease in the valuation allowance during fiscal 2007 of $315 million was primarily due to the expiration of foreign net operating losses for which a full valuation had previously been provided.

Except for amounts repatriated under the AJCA, the Company has not provided for possible U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability for temporary differences related to these earnings is not practicable.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested amounted to approximately $5.0 billion at June 30, 2007. (See Note 2, Summary of Significant Accounting Policies)

NOTE 19. SEGMENT INFORMATION

The Company is a diversified entertainment company, which manages and reports its businesses in eight segments:

•

Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide.

•

Television, which principally consists of the operation of 35 full power broadcast television stations, including nine duopolies, in the United States (Of these stations, 25 are affiliated with the FOX network, and ten are affiliated with the MyNetworkTV network.), the broadcasting of network programming in the United States and the development, production and broadcasting of television programming in Asia.

•	Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and DBS operators primarily in the United States.

•	Direct Broadcast Satellite Television, which principally consists of the distribution of premium programming services via satellite and broadband directly to subscribers in Italy.

•

Magazines and Inserts, which principally consists of the publication of free-standing inserts, which are promotional booklets containing consumer offers distributed through insertion in local Sunday newspapers in the United States, and the provision of in-store marketing products and services, primarily to consumer packaged goods manufacturers in the United States and Canada.

•

Newspapers, which principally consists of the publication of four national newspapers in the United Kingdom, the publication of approximately 145 newspapers in Australia and the publication of a mass circulation, metropolitan morning newspaper in the United States.

•	Book Publishing, which principally consists of the publication of English language books throughout the world.

•

Other, which includes NDS, a company engaged in the business of supplying open end-to-end digital technology and services to digital pay-television platform operators and content providers; News Outdoor, an advertising business which offers display advertising in outdoor locations primarily throughout Russia and Eastern Europe; and FIM, which operates the Company’s Internet activities.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

	For the years ended June 30,
	2007	2006	2005
	(in millions)
Revenues:
Filmed Entertainment	$6,734	$6,199	$5,919
Television	5,705	5,334	5,338
Cable Network Programming	3,902	3,358	2,688
Direct Broadcast Satellite Television	3,076	2,542	2,313
Magazines and Inserts	1,119	1,090	1,068
Newspapers	4,486	4,095	4,083
Book Publishing	1,347	1,312	1,327
Other	2,286	1,397	1,123

Total revenues	$28,655	$25,327	$23,859

Operating income:
Filmed Entertainment	$1,225	$1,092	$1,058
Television	962	1,032	952
Cable Network Programming	1,090	864	702
Direct Broadcast Satellite Television	221	39	(173)
Magazines and Inserts	335	307	298
Newspapers	653	517	740
Book Publishing	159	167	164
Other	(193)	(150)	(177)

Total operating income (loss)	4,452	3,868	3,564
Interest expense, net	(524)	(545)	(536)
Equity earnings of affiliates	1,019	888	355
Other, net	359	194	178

Income from continuing operations before income tax expense and minority interest in subsidiaries	5,306	4,405	3,561
Income tax expense	(1,814)	(1,526)	(1,220)
Minority interest in subsidiaries, net of tax	(66)	(67)	(213)

Income from continuing operations	3,426	2,812	2,128
Gain on disposition of discontinued operations, net of tax	—	515	—

Income before cumulative effect of accounting change	3,426	3,327	2,128
Cumulative effect of accounting change, net of tax	—	(1,013)	—

Net income	$3,426	$2,314	$2,128

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Interest expense, net, Equity earnings of affiliates, Other, net, Income tax expense and Minority interest in subsidiaries are not allocated to segments, as they are not under the control of segment management.

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $1,030 million, $864 million and $789 million for the fiscal years ended June 30, 2007, 2006, and 2005, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profit (losses) generated primarily by the Filmed Entertainment segment of approximately $5 million, $(2) million and $(3) million for the fiscal years ended June 30, 2007, 2006 and 2005, respectively, have been eliminated within the Filmed Entertainment segment.

	For the year ended June 30, 2007
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$1,225	$85	$—	$1,310
Television	962	93	—	1,055
Cable Network Programming	1,090	56	77	1,223
Direct Broadcast Satellite Television	221	191	—	412
Magazines and Inserts	335	8	—	343
Newspapers	653	284	—	937
Book Publishing	159	8	—	167
Other	(193)	154	—	(39)

Total	$4,452	$879	$77	$5,408

	For the year ended June 30, 2006
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$1,092	$85	$—	$1,177
Television	1,032	88	—	1,120
Cable Network Programming	864	51	103	1,018
Direct Broadcast Satellite Television	39	172	—	211
Magazines and Inserts	307	7	—	314
Newspapers	517	263	—	780
Book Publishing	167	7	—	174
Other	(150)	102	—	(48)

Total	$3,868	$775	$103	$4,746

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

	For the year ended June 30, 2005
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$1,058	$51	$—	$1,109
Television	952	92	—	1,044
Cable Network Programming	702	39	117	858
Direct Broadcast Satellite Television	(173)	156	—	(17)
Magazines and Inserts	298	6	—	304
Newspapers	740	222	—	962
Book Publishing	164	6	—	170
Other	(177)	76	—	(101)

Total	$3,564	$648	$117	$4,329

	For the years ended June 30,
	2007	2006	2005
	(in millions)
Depreciation and amortization
Filmed Entertainment	$85	$85	$51
Television	93	88	92
Cable Network Programming	56	51	39
Direct Broadcast Satellite Television	191	172	156
Magazines and Inserts	8	7	6
Newspapers	284	263	222
Book Publishing	8	7	6
Other	154	102	76

Total depreciation and amortization	$879	$775	$648

Capital expenditures:
Filmed Entertainment	$85	$66	$53
Television	125	136	119
Cable Network Programming	92	40	32
Direct Broadcast Satellite Television	199	223	324
Magazines and Inserts	10	9	4
Newspapers	544	359	293
Book Publishing	23	7	10
Other	230	136	66

Total capital expenditures	$1,308	$976	$901

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

	As of June 30,
	2007	2006
	(in millions)
Total assets:
Filmed Entertainment	$6,738	$6,489
Television	12,974	12,903
Cable Network Programming	8,523	7,813
Direct Broadcast Satellite Television	2,030	2,124
Magazines and Inserts	1,278	1,257
Newspapers	5,343	4,524
Book Publishing	1,566	1,452
Other	12,478	9,486
Investments	11,413	10,601

Total assets	$62,343	$56,649

Goodwill and Intangible assets, net:
Filmed Entertainment	$1,979	$2,010
Television	10,195	10,195
Cable Network Programming	5,517	5,393
Direct Broadcast Satellite Television	595	563
Magazines and Inserts	1,009	1,006
Newspapers	2,422	1,709
Book Publishing	508	508
Other	3,297	2,610

Total goodwill and intangibles, net	$25,522	$23,994

Geographic Segments

	For the years ended June 30,
	2007	2006	2005
	(in millions)
Revenues:
United States and Canada (1)	$15,282	$14,102	$12,884
Europe (2)	9,073	7,552	7,511
Australasia and Other (3)	4,300	3,673	3,464

Total revenues	$28,655	$25,327	$23,859

(1)	Revenues include approximately $14.8 billion, $13.6 billion and $12.5 billion from customers in the United States in fiscal 2007, 2006 and 2005, respectively.
(2)

Revenues include approximately $3.6 billion, $3.1 billion and $3.3 billion from customers in the United Kingdom in fiscal 2007, 2006 and 2005, respectively, as well as approximately $3.4 billion, $2.8 billion and $2.5 billion from customers in Italy in fiscal 2007, 2006 and 2005, respectively.

(3)	Revenues include approximately $2.5 billion, $2.2 billion and $2.1 billion from customers in Australia in fiscal 2007, 2006 and 2005, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

	As of June 30,
	2007	2006
	(in millions)
Long-Lived Assets:
United States and Canada	$35,289	$35,097
Europe	4,949	3,582
Australasia and Other	6,200	4,847

Total long-lived assets	$46,438	$43,526

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following tables set forth the computation of basic and diluted earnings per share under SFAS No. 128, “Earnings per Share”:

	For the years ended June 30,
	2007	2006	2005
	(in millions)
Income from continuing operations	$3,426	$2,812	$2,128
Perpetual preference dividends (a)	—	—	(10)

Income from continuing operations available to shareholders—basic	3,426	2,812	2,118
Interest on convertible debt (b)	—	—	20
Other	(5)	(1)	—

Income from continuing operations available to shareholders—diluted	$3,421	$2,811	$2,138

Gain on disposition of discontinued operations	$—	$515	$—
Cumulative effect of accounting change, net of tax	$—	$(1,013)	$—
Net income	$3,426	$2,314	$2,128
Perpetual preference dividends (a)	—	—	(10)

Net income available to shareholders—basic	3,426	2,314	2,118
Interest on convertible debt (b)	—	—	20
Other	(5)	(1)	—

Net income available to shareholders—diluted	$3,421	$2,313	$2,138

(a)	In November 2004, the Company redeemed the adjustable rate cumulative perpetual preference shares and the guaranteed 8.625% perpetual preference shares for $345 million at par.
(b)	In February 2006, the Company redeemed 92% of the LYONs for cash at the specified redemption amount of $594.25 per LYON. (see Note 9—Borrowings)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

	For the years ended June 30,
	2007			2006			2005
	Class A	Class B	Total	Class A	Class B	Total	Class A	Class B	Total
	(in millions, except per share data)
Allocation of income—basic:
Income from continuing operations	$2,484	$942	$3,426	$2,033	$779	$2,812	$1,484	$634	$2,118
Gain on disposition of discontinued operations	—	—	—	372	143	515	—	—	—
Cumulative effect of accounting change, net of tax	—	—	—	(732)	(281)	(1,013)	—	—	—
Net income available to shareholders	2,484	942	3,426	1,673	641	2,314	1,484	634	2,118

Weighted average shares used in income allocation	2,604	987	3,591	2,638	1,012	3,650	2,390	1,021	3,411

Allocation of income—diluted:
Income from continuing operations	$2,487	$934	$3,421	$2,036	$775	$2,811	$1,513	$625	$2,138
Gain on disposition of discontinued operations	—	—	—	373	142	515	—	—	—
Cumulative effect of accounting change, net of tax	—	—	—	(734)	(279)	(1,013)	—	—	—
Net income available to shareholders	2,487	934	3,421	1,675	638	2,313	1,513	625	2,138

Weighted average shares used in income allocation	2,629	987	3,616	2,659	1,012	3,671	2,473	1,021	3,494

Weighted average shares—basic	2,170	987	3,157	2,198	1,012	3,210	1,992	1,021	3,013
Shares issuable under equity based compensation plans	21	—	21	18	—	18	32	—	32
Convertible debt (a)	—	—	—	—	—	—	37	—	37

Weighted average shares—diluted	2,191	987	3,178	2,216	1,012	3,228	2,061	1,021	3,082

Earnings per share—basic:
Income from continuing operations	$1.14	$0.95		$0.92	$0.77		$0.74	$0.62
Gain on disposition of discontinued operations	$—	$—		$0.17	$0.14		$—	$—
Cumulative effect of accounting change, net of tax	$—	$—		$(0.33)	$(0.28)		$—	$—
Net income	$1.14	$0.95		$0.76	$0.63		$0.74	$0.62

Earnings per share—diluted:
Income from continuing operations	$1.14	$0.95		$0.92	$0.77		$0.73	$0.61
Gain on disposition of discontinued operations	$—	$—		$0.17	$0.14		$—	$—
Cumulative effect of accounting change, net of tax	$—	$—		$(0.33)	$(0.28)		$—	$—
Net income	$1.14	$0.95		$0.76	$0.63		$0.73	$0.61

(a)

In February 2006, the Company redeemed 92% of the LYONs for cash at the specified redemption amount of $594.25 per LYON. The impact of the remaining LYONs which are convertible into approximately 2.8 million shares is not significant.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 21. QUARTERLY DATA (UNAUDITED)

	For the three months ended
	September 30,	December 31,	March 31,	June 30,
	(in millions, except per share amounts)
Fiscal 2007
Revenues	$5,914	$7,844	$7,530	$7,367
Operating income	851	1,144	1,239	1,218
Net income	843	822	871	890
Basic earnings per share
Class A	$0.28	$0.27	$0.29	$0.30
Class B	$0.23	$0.23	$0.24	$0.25
Diluted earnings per share
Class A	$0.28	$0.27	$0.29	$0.30
Class B	$0.23	$0.23	$0.24	$0.25
Stock prices (a)
Class A—High	$19.75	$21.75	$23.98	$23.74
Class A—Low	$18.19	$19.35	$21.26	$21.21
Class B—High	$20.64	$22.74	$25.34	$25.27
Class B—Low	$18.96	$20.30	$22.16	$22.94

Fiscal 2006
Revenues	$5,682	$6,665	$6,198	$6,782
Operating income	909	920	1,011	1,028
Gain on disposition of discontinued operations	—	381	—	134
Income before cumulative effect of accounting change	580	1,075	820	852
Net income (loss)	(433)	1,075	820	852
Basic earnings (loss) per share
Income before cumulative effect of accounting change
Class A	$0.19	$0.35	$0.27	$0.28
Class B	$0.16	$0.29	$0.23	$0.24
Net income (loss)
Class A	$(0.14)	$0.35	$0.27	$0.28
Class B	$(0.12)	$0.29	$0.23	$0.24
Diluted earnings (loss) per share
Income before cumulative effect of accounting change
Class A	$0.19	$0.35	$0.27	$0.28
Class B	$0.15	$0.29	$0.22	$0.24
Net income (loss)
Class A	$(0.14)	$0.35	$0.27	$0.28
Class B	$(0.11)	$0.29	$0.22	$0.24
Stock prices (a)
Class A—High	$17.13	$16.01	$16.86	$19.52
Class A—Low	$15.22	$14.09	$15.25	$16.67
Class B—High	$18.11	$16.92	$17.83	$20.47
Class B—Low	$16.04	$14.97	$16.30	$17.72

(a)	The stock prices reflect the reported high and low closing sales prices for the Class A Common Stock and Class B Common Stock, as reported on the New York Stock Exchange.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 22. VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Additions	Acquisitions and disposals	Utilization	Foreign exchange	Balance at end of year
	(in millions)
Fiscal 2007
Allowances for returns and doubtful accounts	$(1,068)	$(1,691)	$(7)	$1,701	$(37)	$(1,102)
Deferred tax valuation allowance	(1,877)	(3)	—	318	—	(1,562)
Fiscal 2006
Allowances for returns and doubtful accounts	(1,178)	(1,598)	(1)	1,738	(29)	(1,068)
Deferred tax valuation allowance	(1,324)	(629)	—	76	—	(1,877)
Fiscal 2005
Allowances for returns and doubtful accounts	(1,017)	(1,309)	(6)	1,148	6	(1,178)
Deferred tax valuation allowance	(1,541)	(7)	—	224	—	(1,324)

NOTE 23. ADDITIONAL FINANCIAL INFORMATION

Supplemental Cash Flow Information

	For the years ended June 30,
	2007	2006	2005
	(in millions)
Supplemental cash flow information:
Cash paid for income taxes	$(969)	$(558)	$(455)
Cash paid for interest	(744)	(715)	(671)
Shares issued in lieu of cash dividend payments	—	—	35
Sale of other investments	64	22	10
Purchase of other investments	(392)	(50)	(37)

Supplemental information on businesses acquired:
Fair value of assets acquired	1,594	2,215	6,253

Cash acquired	96	26	162
Less: Liabilities assumed	408	232	1,371
Assets exchanged	—	—	1,191
Minority interest acquired	127	(39)	(3,483)
Cash paid	1,155	2,015	232

Fair value of stock consideration issued to third parties	—	33	7,104
Treasury stock acquired	—	—	13,548

Fair value of stock consideration	$—	$33	$20,652

NOTE 24. SUBSEQUENT EVENTS

In July 2007, the Company acquired Photobucket, a web-based provider of photo- and video-sharing services. The initial consideration of approximately $234 million was paid in cash. Further amounts of up to $50 million may be payable, contingent upon the achievement of certain performance objectives.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

On July 31, 2007, the Company entered into a definitive merger agreement (the “Merger Agreement”) with Dow Jones & Company, Inc. (“Dow Jones”), pursuant to which the Company will acquire Dow Jones in a transaction valued at approximately $5.6 billion. Members of the Bancroft family and related trusts owning approximately 37% of Dow Jones voting stock have agreed to vote their shares in favor of the transaction. Under the terms of the Merger Agreement, Dow Jones Stockholders will be entitled to receive $60 in cash for each share of Dow Jones stock they own, and up to 250 holders of record and not more than 10% of the shares of Dow Jones may elect to have their shares of Dow Jones converted into a number of units of a newly formed subsidiary of the Company (each unit of which will be exchangeable for one share of the Company’s Class A Common Stock in accordance with the terms and conditions of such subsidiary’s operating agreement). The Merger Agreement is subject to, among other things, the adoption of the Merger Agreement by Dow Jones’ stockholders, the execution of an editorial agreement (the form of which has been agreed by the parties), the establishment by the Company of a special committee as contemplated under such editorial agreement, the receipt of various regulatory approvals and other customary closing conditions. The Merger Agreement contains certain termination rights for both the Company and Dow Jones, including the right of Dow Jones to terminate the agreement to enter into an alternative transaction that constitutes a superior acquisition proposal. Upon termination of the Merger Agreement under specified circumstances, including a termination by Dow Jones to accept a superior acquisition proposal, Dow Jones would be required to pay the Company a termination fee of $165 million less any previously paid expenses. The transaction is expected to be completed in the fourth quarter of calendar 2007. The Company has agreed, upon consummation of the transaction, to appoint a member of the Bancroft family or another mutually acceptable person to the Company’s Board of Directors.

NOTE 25. SUPPLEMENTAL GUARANTOR INFORMATION

In May 2007, NAI entered into the New Credit Agreement. The New Credit Agreement provides a $2.25 billion unsecured revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit, and expires on May 23, 2012. NAI may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific gearing ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.10% regardless of facility usage. The Company pays interest for borrowings and letters of credit at LIBOR plus 0.30%. The Company pays an additional fee of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating.

The Parent Guarantor presently guarantees the senior public indebtedness of NAI. The supplemental condensed consolidating financial information of the Parent Guarantor should be read in conjunction with the consolidated financial statements included herein.

In accordance with rules and regulations of the Securities and Exchange Commission, the Company uses the equity method to account for the results of all of the non-guarantor subsidiaries, representing substantially all of the Company’s consolidated results of operations, excluding certain intercompany eliminations.

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of NAI, News Corporation, the wholly-owned and non-wholly-owned non-guarantor subsidiaries of News Corporation and the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2007

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$7	$—	$28,648	$—	$28,655
Expenses	307	—	23,896	—	24,203

Operating income (loss)	(300)	—	4,752	—	4,452

Other (Expense) Income:
Interest expense, net	(1,740)	(115)	1,331	—	(524)
Equity earnings of affiliates	4	—	1,015	—	1,019
Earnings (losses) from subsidiary entities	1,627	3,638	—	(5,265)	—
Other, net	169	(97)	287		359

Income (loss) before income tax expense and minority interest in subsidiaries	(240)	3,426	7,385	(5,265)	5,306
Income tax (expense) benefit	82	—	(2,524)	628	(1,814)
Minority interest in subsidiaries, net of tax	—	—	(66)	—	(66)

Net income (loss)	$(158)	$3,426	$4,795	$(4,637)	$3,426

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2006

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$7	$—	$25,320	$—	$25,327
Expenses	240	—	21,219	—	21,459

Operating income (loss)	(233)	—	4,101	—	3,868

Other (Expense) Income:
Interest expense, net	(1,504)	(145)	1,104	—	(545)
Equity earnings of affiliates	1	—	887	—	888
Earnings (losses) from subsidiary entities	1,645	2,558	—	(4,203)	—
Other, net	20	(99)	273	—	194

Income (loss) from continuing operations before income tax expense and minority interest in subsidiaries	(71)	2,314	6,365	(4,203)	4,405
Income tax benefit (expense)	24	—	(2,164)	614	(1,526)
Minority interest in subsidiaries, net of tax	—	—	(67)	—	(67)

Income (loss) from continuing operations	(47)	2,314	4,134	(3,589)	2,812
Gain on disposal of discontinued operations	—	—	515	—	515

Income (loss) before cumulative effect of accounting change	(47)	2,314	4,649	(3,589)	3,327
Cumulative effect of accounting change, net of tax	—	—	(1,013)	—	(1,013)

Net income (loss)	$(47)	$2,314	$3,636	$(3,589)	$2,314

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2005

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$4	$—	$23,855	$—	$23,859
Expenses	261	—	20,034	—	20,295

Operating income (loss)	(257)	—	3,821	—	3,564

Other (Expense) Income:
Interest expense, net	(1,880)	—	1,344	—	(536)
Equity earnings of affiliates	—	—	355	—	355
Earnings (losses) from subsidiary entities	3,191	2,128	—	(5,319)	—
Other, net	319	—	(141)	—	178

Income (loss) before income tax expense and minority interest in subsidiaries	1,373	2,128	5,379	(5,319)	3,561
Income tax (expense) benefit	(481)	—	(1,883)	1,144	(1,220)
Minority interest in subsidiaries, net of tax	—	—	(213)	—	(213)

Net income (loss)	$892	$2,128	$3,283	$(4,175)	$2,128

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Supplemental Condensed Consolidating Balance Sheet

At June 30, 2007

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Assets:
Current Assets:
Cash and cash equivalents	$5,450	$—	$2,204	$—	$7,654
Receivables, net	24	—	5,818	—	5,842
Inventories, net	—	—	2,039	—	2,039
Other	9	—	362	—	371

Total Current Assets	5,483	—	10,423	—	15,906

Non-Current Assets:
Receivables	1	—	436	—	437
Inventories, net	—	—	2,626	—	2,626
Property, plant and equipment, net	82	—	5,535	—	5,617
Intangible assets	—	—	11,703	—	11,703
Goodwill	—	—	13,819	—	13,819
Other	131	1	690	—	822
Investments
Investments in associated companies and Other investments	108	5	11,300	—	11,413
Intragroup investments	39,028	38,045	—	(77,073)	—

Total Investments	39,136	38,050	11,300	(77,073)	11,413

Total Non-Current Assets	39,350	38,051	46,109	(77,073)	46,437

TOTAL ASSETS	$44,833	$38,051	$56,532	$(77,073)	$62,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings	$350	$—	$5	$—	$355
Other current liabilities	1	—	7,138	—	7,139

Total Current Liabilities	351	—	7,143	—	7,494
Non-Current Liabilities:
Borrowings	11,960	—	187	—	12,147
Other non-current liabilities	519	2	8,697	—	9,218
Intercompany	14,608	5,127	(19,735)	—	—
Minority interest in subsidiaries	—	—	562	—	562
Stockholders’ Equity	17,395	32,922	59,678	(77,073)	32,922

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,833	$38,051	$56,532	$(77,073)	$62,343

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Supplemental Condensed Consolidating Balance Sheet

At June 30, 2006

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Assets:
Current Assets:
Cash and cash equivalents	$4,094	$17	$1,672	$—	$5,783
Receivables, net	25	—	5,125	—	5,150
Inventories, net	—	—	1,840	—	1,840
Other	4	—	346	—	350

Total Current Assets	4,123	17	8,983	—	13,123

Non-Current Assets:
Receivables	2	—	591	—	593
Inventories, net	—	—	2,410	—	2,410
Property, plant and equipment, net	83	—	4,672	—	4,755
Intangible assets	—	—	11,446	—	11,446
Goodwill	4	—	12,544	—	12,548
Other	157	1	1,015	—	1,173
Investments
Investments in associated companies and Other investments	100	—	10,501	—	10,601
Intragroup investments	43,290	33,466	—	(76,756)	—

Total Investments	43,390	33,466	10,501	(76,756)	10,601

Total Non-Current Assets	43,636	33,467	43,179	(76,756)	43,526

TOTAL ASSETS	$47,759	$33,484	$52,162	$(76,756)	$56,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings	$—	$—	$42	$—	$42
Other current liabilities	251		6,080	—	6,331

Total Current Liabilities	251	—	6,122	—	6,373
Non-Current Liabilities:
Borrowings	11,233	—	152	—	11,385
Other non-current liabilities	376	1	8,359	—	8,736
Intercompany	14,330	3,609	(17,939)	—	—
Minority interest in subsidiaries	—	—	281		281
Stockholders’ Equity	21,569	29,874	55,187	(76,756)	29,874

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,759	$33,484	$52,162	$(76,756)	$56,649

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2007

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by operating activities	$375	$1,269	$2,466	$—	$4,110

Investing and other activities:
Property, plant and equipment	(10)	—	(1,298)	—	(1,308)
Investments	(14)	(5)	(1,489)	—	(1,508)
Proceeds from sale of investments and non-current assets	5	—	735	—	740

Net cash used in investing activities	(19)	(5)	(2,052)	—	(2,076)

Financing activities:
Borrowings	1,000	—	196	—	1,196
Repayment of borrowings	—	—	(198)	—	(198)
Issuance of shares	—	375	17	—	392
Repurchase of shares	—	(1,294)	—	—	(1,294)
Dividends paid	—	(362)	(7)	—	(369)

Net cash (used in) provided by financing activities	1,000	(1,281)	8	—	(273)

Net increase (decrease) in cash and cash equivalents	1,356	(17)	422	—	1,761
Cash and cash equivalents, beginning of period	4,094	17	1,672	—	5,783
Exchange movement on opening cash balance	—	—	110	—	110

Cash and cash equivalents, end of period	$5,450	$—	$2,204	$—	$7,654

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2006

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$(441)	$2,261	$1,437	$—	$3,257

Investing and other activities:
Property, plant and equipment	(6)	—	(970)	—	(976)
Investments	5	—	(2,111)	—	(2,106)
Proceeds from sale of investments and non-current assets	—	—	1,022	—	1,022

Net cash used in investing activities	(1)	—	(2,059)	—	(2,060)

Financing activities:
Borrowings	1,133	—	26	—	1,159
Repayment of borrowings	(831)	—	(34)	—	(865)
Issuance of shares	—	200	32	—	232
Repurchase of shares	—	(2,027)	—	—	(2,027)
Dividends paid	—	(417)	(14)	—	(431)

Net cash (used in) provided by financing activities	302	(2,244)	10	—	(1,932)

Net (decrease) increase in cash and cash equivalents	(140)	17	(612)	—	(735)
Cash and cash equivalents, beginning of period	4,234	—	2,236	—	6,470
Exchange movement on opening cash balance	—	—	48	—	48

Cash and cash equivalents, end of period	$4,094	$17	$1,672	$—	$5,783

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2005

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by operating activities	$519	$673	$2,179	$—	$3,371

Investing and other activities:
Property, plant and equipment	(4)	—	(897)	—	(901)
Investments	(136)	—	(66)	—	(202)
Proceeds from sale of investments and non-current assets	14	—	786	—	800

Net cash used in investing activities	(126)	—	(177)	—	(303)

Financing activities:
Borrowings	1,743	—	98	—	1,841
Repayment of borrowings	(149)	—	(1,961)	—	(2,110)
Cash on deposit	275	—	—	—	275
Issuance of shares	—	76	12	—	88
Repurchase of shares	—	(535)	—	—	(535)
Dividends paid	—	(214)	(26)	—	(240)

Net cash (used in) provided by financing activities	1,869	(673)	(1,877)	—	(681)

Net increase in cash and cash equivalents	2,262	—	125	—	2,387
Cash and cash equivalents, beginning of period	1,972	—	2,079	—	4,051
Exchange movement on opening cash balance	—	—	32	—	32

Cash and cash equivalents, end of period	$4,234	$—	$2,236	$—	$6,470

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Notes to Supplemental Guarantor Information

(1) Investments in the Company’s subsidiaries, for purposes of the supplemental consolidating presentation, are accounted for by their parent companies under the equity method of accounting whereby earnings of subsidiaries are reflected in the parent company’s investment account and earnings.

(2) The guarantees of NAI’s senior public indebtedness constitute senior indebtedness of the Company, and rank pari passu with all present and future senior indebtedness of the Company. Because the factual basis underlying the obligations created pursuant to the various facilities and other obligations constituting senior indebtedness of the Company differ, it is not possible to predict how a court in bankruptcy would accord priorities among the obligations of the Company.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report and the report of the independent registered public accounting firm thereon are set forth on pages 80 and 81 respectively, and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item with respect to the Company’s Directors is contained in the Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC under the headings “Election of Directors” and “Directors Continuing in Office” and is incorporated by reference in this Annual Report.

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is contained in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference in this Annual Report.

The information required by this item with respect to the Company’s Audit Committee, including the Audit Committee’s members and its financial experts is contained in the Proxy Statement under the heading “Corporate Governance Matters—Committees and Meetings of the Board of Directors—Audit Committee” and is incorporated by reference in this Annual Report.

The information required by this item with respect to the Company’s Standards of Business Conduct and Code of Ethics governing the Company’s employees, including its Chief Executive Officer, senior financial officer and members of the Board is contained in the Proxy Statement under the heading “Corporate Governance Matters—Standards of Business Conduct and Code of Ethics” and is incorporated by reference in this Annual Report.

The information required by this item with respect to the Company executive officers is contained in the Proxy Statement under the heading “Executive Officers of News Corporation” and is incorporated by reference in this Annual Report.

The information required by this item with respect to the procedures by which security holders may recommend nominees to the Board is contained in the Proxy Statement under the heading “Corporate Governance Matters—Stockholder Nomination Procedure” and is incorporated by reference in this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item with respect to executive compensation and director compensation is contained in the Proxy Statement under the headings “Executive Compensation” and “Director Compensation,” respectively, and is incorporated herein by reference in this Annual Report.

The information required by this item with respect to compensation committee interlocks and insider participation is contained in the Proxy Statement under the heading “Compensation Committee Interlocks and Insider Participation” and is incorporated by reference in this Annual Report.

The compensation committee report required by this item is contained in the Proxy Statement under the heading “Compensation Committee Report” and is incorporated by reference in this Annual Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item with respect to securities authorized for issuance under the Company’s equity compensation plans is contained in the Proxy Statement under the heading “Equity Compensation Plan Information” and is incorporated herein by reference in this Annual Report.

The information required by this item with respect to the security ownership of certain beneficial owners and management is contained in the Proxy Statement under the headings “Security Ownership of News Corporation” and is incorporated by reference in this Annual Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item with respect to transactions with related persons is contained in the Proxy Statement under the heading “Certain Relationships and Related-Party Transactions” and is incorporated by reference in this Annual Report.

The information required by this item with respect to director independence is contained in the Proxy Statement under the heading “Corporate Governance Matters—Board Independence” and is incorporated by reference in this Annual Report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is contained in the Proxy Statement under the headings “Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies and Procedures” and is incorporated by reference in this Annual Report.

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

Date: August 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ K. RUPERT MURDOCH K. Rupert Murdoch	Chairman and Chief Executive Officer (Principal Executive Officer)	August 23, 2007

/s/ DAVID F. DEVOE David F. DeVoe	Senior Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	August 23, 2007

/s/ JOSÉ MARÍA AZNAR José María Aznar	Director	August 23, 2007

/s/ PETER BARNES Peter Barnes	Director	August 23, 2007

/s/ CHASE CAREY Chase Carey	Director	August 23, 2007

/s/ PETER CHERNIN Peter Chernin	Director	August 23, 2007

/s/ KENNETH E. COWLEY Kenneth E. Cowley	Director	August 23, 2007

/s/ VIET DINH Viet Dinh	Director	August 23, 2007

/s/ RODERICK I. EDDINGTON Roderick I. Eddington	Director	August 23, 2007

/s/ ANDREW S. B. KNIGHT Andrew S. B. Knight	Director	August 23, 2007

Signature	Title	Date

/s/ LACHLAN K. MURDOCH Lachlan K. Murdoch	Director	August 23, 2007

/s/ RODERICK R. PAIGE Roderick R. Paige	Director	August 23, 2007

/s/ THOMAS J. PERKINS Thomas J. Perkins	Director	August 23, 2007

/s/ ARTHUR M. SISKIND Arthur M. Siskind	Director	August 23, 2007

/s/ JOHN L. THORNTON John L. Thornton	Director	August 23, 2007

EXHIBIT INDEX

Number	Description
2.1	Share Exchange Agreement, dated December 22, 2006, by and between News Corporation and Liberty Media Corporation. (Incorporated by reference to Exhibit 2.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on December 26, 2006.)

2.2	Tax Matters Agreement, dated December 22, 2006, by and between News Corporation and Liberty Media Corporation. (Incorporated by reference to Exhibit 2.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on December 26, 2006.)

3.1	Restated Certificate of Incorporation of News Corporation. (Incorporated by reference to Exhibit 3.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

3.2	Amended and Restated By-Laws of News Corporation, dated February 25, 2005. (Incorporated by reference to Exhibit 3.2 to the Registration Statement of News Corporation on Form S-4 (File No. 333-143335) filed with the Securities and Exchange Commission on May 29, 2007.)

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

000-51022) filed with the Securities and Exchange Commission on November 12, 2004.)

4.3	Indenture, dated as of February 28, 2001, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021. (Incorporated by reference to Exhibit 4.1 to the Registration Statement of The News Corporation Limited on Form F-3 (Registration No. 333-13556) filed with the Securities and Exchange Commission on May 25, 2001.)

4.4	First Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021. (Incorporated by reference to Exhibit 4.29 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.)

4.5	Second Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, News Corporation, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021. (Incorporated by reference to Exhibit 4.5 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

4.6	Third Supplemental Indenture, dated as of March 14, 2005, by and among News America Incorporated, News Corporation, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021.*

4.7	Fourth Supplemental Indenture, dated as of March 21, 2005, by and among News America Incorporated, News Corporation, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021.*

Number	Description
4.8	Fifth Supplemental Indenture, dated as of May 23, 2007*, by and among News America Incorporated, the guarantor named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021.*

4.9	Indenture, dated as of January 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 2 to the Report of The News Corporation Limited on Form 6-K (File No. 1-9141) filed with the Securities and Exchange Commission dated January 28, 1993.)

4.10	First Supplemental Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 2 to the Report of The News Corporation Limited on Form 6-K (File No.1-9141) filed with the Securities and Exchange Commission dated April 26, 1993.)

4.11	Second Supplemental Indenture, dated as of April 8, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 3 to the Report of The News Corporation Limited on Form 6-K (File No.1-9141) filed with the Securities and Exchange Commission dated April 26, 1993.)

4.12

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

4.13	Fourth Supplemental Indenture, dated as of May 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.8 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.)

4.14	Fifth Supplemental Indenture, dated July 21, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.6 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-74574) filed with the Securities and Exchange Commission on January 28, 1994.)

Number	Description
4.15	Form of Sixth Supplemental Indenture, dated as of January 25, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.7 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-74574) filed with the Securities and Exchange Commission on February 4, 1994.)

4.16	Form of Seventh Supplemental Indenture, dated as of February 4, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.8 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-79334) filed with the Securities and Exchange Commission on June 14, 1994.)

4.17	Form of Eighth Supplemental Indenture, dated as of May 12, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.9 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-79334) filed with the Securities and Exchange Commission on June 14, 1994.)

4.18	Form of Ninth Supplemental Indenture, dated as of August 1, 1995, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.10 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-94868) filed with the Securities and Exchange Commission on July 24, 1995.)

4.19	Form of Tenth Supplemental Indenture, dated as of March 2, 2000, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.12 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

4.20	Form of Eleventh Supplemental Indenture, dated as of February 14, 2001, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.13 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

Number	Description
4.21	Twelfth Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.14 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.)

4.22	Thirteenth Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, News Corporation, The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.19 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

4.23	Fourteenth Supplemental Indenture, dated as of March 15, 2005, by and among News America Incorporated, News Corporation, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.20 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2006.)

4.24	Fifteenth Supplemental Indenture, dated as of March 21, 2005, by and among News America Incorporated, News Corporation, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.21 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2006.)

4.25	Sixteenth Supplemental Indenture, dated as of May 23, 2007, by and among News America Incorporated, the guarantor named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities.*

4.26	Amended and Restated Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-59688) filed with the Securities and Exchange Commission on March 24, 1993.)

4.27	First Supplemental Indenture, dated as of May 20, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.2 to the Registration Statement of The News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement of News America Holdings Incorporated on Form F-3 (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.)

Number	Description
4.28	Second Supplemental Indenture, dated as of May 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.3 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement of News America Holdings Incorporated on Form F-3 (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.)

4.29	Third Supplemental Indenture, dated as of July 21, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.14 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-98238) filed with the Securities and Exchange Commission on October 23, 1995.)

4.30	Fourth Supplemental Indenture, dated as of October 20, 1995, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.15 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-98238) filed with the Securities and Exchange Commission on October 23, 1995.)

4.31	Fifth Supplemental Indenture, dated as of January 8, 1998, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.6 to the Registration Statement of News America Incorporated on Form F-4 (Registration No. 333-8744) filed with the Securities and Exchange Commission on May 12, 1998.)

4.32	Sixth Supplemental Indenture, dated as of March 1, 1999, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.20 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

4.33	Seventh Supplemental Indenture, dated as of February 14, 2001, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.21 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

4.34	Eighth Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.23 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.)

4.35	Ninth Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, News Corporation, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.29 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

Number	Description
4.36	Tenth Supplemental Indenture, dated as of March 14, 2005, by and among News America Incorporated, the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 9, 2006.)

4.37	Eleventh Supplemental Indenture, dated as of March 21, 2005, by and among News America Incorporated, the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.4 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 9, 2006.)

4.38	Twelfth Supplemental Indenture, dated as of May 23, 2007, by and among News America Incorporated, the guarantor named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.13 to the Registration Statement of News Corporation on Form S-4 (File No. 333-143335) filed with the Securities and Exchange Commission on May 29, 2007.)

4.39	Indenture, dated as of November 12, 1996, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures due 2016. (Incorporated by reference to Exhibit 4(i) to the Registration Statement of The News Corporation Limited on Form F-3 (Registration No. 333-6896) filed with the Securities and Exchange Commission on May 9, 1997.)

4.40	First Supplemental Indenture, dated as of March 2, 2000, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures due 2016. (Incorporated by reference to Exhibit 2.39 to the Annual Report of The News Corporation Limited on Form 20-F (File No. 1-9141) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2001.)

4.41	Second Supplemental Indenture, dated as of February 14, 2001, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures due 2016. (Incorporated by reference to Exhibit 2.40 to the Annual Report of The News Corporation Limited on Form 20-F (File No. 1-9141) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2001.)

4.42	Third Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures due 2016. (Incorporated by reference to Exhibit 4.27 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.)

4.43	Fourth Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, News Corporation, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures due 2016. (Incorporated by reference to Exhibit 4.34 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

Number	Description
4.44	Fifth Supplemental Indenture, dated as of March 14, 2005, by and among News America Incorporated, News Corporation, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures due 2016.*

4.45	Sixth Supplemental Indenture, dated as of March 21, 2007, by and among News America Incorporated, News Corporation, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures due 2016.*

4.46	Indenture, dated as of March 21, 2003, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Beneficial Unsecured exChangeable Securities. (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form F-3/S-3 of News America Incorporated (Registration No. 333-106837) filed with the Securities and Exchange Commission on August 19, 2003.)

4.47	First Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Beneficial Unsecured exChangeable Securities. (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form F-3/S-3 of News America Incorporated (Registration No. 333-106837) filed with the Securities and Exchange Commission on August 19, 2003.)

4.48	Second Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, News Corporation, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Beneficial Unsecured exChangeable Securities. (Incorporated by reference to Exhibit 4.37 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

4.49	Third Supplemental Indenture, dated as of March 14, 2005, by and among News America Incorporated, News Corporation, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Beneficial Unsecured exChangeable Securities.*

4.50	Fourth Supplemental Indenture, dated as of March 21, 2005, by and among News America Incorporated, News Corporation, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Beneficial Unsecured exChangeable Securities.*

4.51	Rights Agreement, by and between News Corporation, Inc. and Computershare Investor Services, LLC, as Rights Agent, dated as of November 8, 2004. (Incorporated by reference to Exhibit B to Report on Form 6-K (File No. 1-09141) filed with the Securities and Exchange Commission on November 8, 2004.)

4.52	Amendment No. 1 to Rights Agreement, by and between News Corporation and Computershare Investor Services, LLC. (Incorporated by reference to Exhibit 4.39 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

4.53	Amendment No. 2 to Rights Agreement, by and between News Corporation and Computershare Investor Services, LLC, as Rights Agent, dated August 16, 2005. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 16, 2005.)

4.54	Amendment and Restated Rights Agreement, by and between News Corporation and Computershare Investor Services, LLC, as Rights Agent, dated August 4, 2006. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 8, 2006.)

Number	Description
4.55	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of January 3, 2007, by and between News Corporation and Computershare Investor Services, LLC, as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on January 4, 2007.)

4.56	Form of Notes representing $1.0 billion principal amount of 6.20% Senior Notes due 2034 and $750 million principal amount of 5.30% Senior Notes due 2014 and Officer’s Certificate of News Corporation relating thereto, dated December 3, 2004, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the News Corporation Limited (n/k/a News Holdings Limited), the other Guarantors named therein and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on December 3, 2004.)

4.57	Form of Notes representing $1.15 billion principal amount of 6.40% Senior Notes due 2035 and Officers’ Certificate of News Corporation relating thereto, dated December 23, 2005, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented among the Company and the subsidiary guarantors named therein and the Bank of New York as Trustee. (Incorporated by reference to Exhibit 4.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 9, 2006.)

4.58	Registration Rights Agreement, dated December 23, 2005, by and among News America Incorporated, the Guarantors listed therein and Citigroup Global Markets Inc. (Incorporated by reference to Exhibit 4.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 9, 2006.)

4.59	Form of Notes representing $1 billion principal amount of 6.150% Senior Notes due 2037 and Officers’ Certificate of News Corporation relating thereto, dated March 2, 2007, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America, News Corporation, as guarantor, and the other subsidiary guarantors named therein and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 9, 2007.)

4.60	Registration Rights Agreement, dated March 2, 2007, by and among News America Incorporated and the Guarantors listed therein and J.P. Morgan Securities Inc. as Initial Purchaser. (Incorporated by reference to Exhibit 4.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 32352) filed with the Securities and Exchange Commission on May 9, 2007.)

10.1	Amended and Restated Employment Agreement, dated as of August 1, 2004, by and between News America Incorporated and Peter Chernin. (Incorporated by reference to Exhibit 10.11 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.) ±

10.2	Form of Amendment to the Amended and Restated Employment Agreement between News America Incorporated and Peter Chernin. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 10, 2005.) ±

10.3	Amendment to the Amended and Restated Employment Agreement between News America Incorporated and Peter Chernin. (Incorporated by reference to Exhibit 10.6 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 10, 2005.) ±

Number	Description
10.4	Amendment to the Amended and Restated Employment Agreement between News America Incorporated and Peter Chernin. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 9, 2006.) ±

10.5	News Corporation 2004 Stock Option Plan. (Incorporated by reference to Exhibit 10.12 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.) ±

10.6	News Corporation 2004 Replacement Stock Option Plan. (Incorporated by reference to Exhibit 10.13 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.) ±

10.7	Master Assignment, Assumption and Indemnity Agreement, dated as of September 13, 2004, by and between The News Corporation Limited, Carlholt Pty. Ltd. and News Corporation, Inc. (Incorporated by reference to Exhibit 10.14 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

10.8	Non-Executive Director Compensation Summary Sheet.±*

10.9	Employment Agreement, dated as of November 15, 2004, by and between News America Incorporated and David F. DeVoe. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 5, 2005.) ±

10.10	Restated Employment Agreement, dated as of January 1, 2005, by and between News America Incorporated (successor to News America Publishing Incorporated and formerly known as News America Holding Incorporated) and Arthur M. Siskind. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 4, 2005.) ±

10.11	News Corporation 2005 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on July 7, 2005.) ±

10.12	Amendment No. 1 to the News Corporation 2005 Long-Term Incentive Plan.±*

10.13	Employment Agreement, dated as of January 1, 2005, by and between News America Incorporated and Lawrence A. Jacobs. (Incorporated by reference to Exhibit 10.16 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on September 1, 2005.) ±

10.14	Letter Agreement between the Company and K. Rupert Murdoch dated July 28, 2005. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 3, 2005.) ±

10.15	Letter Agreement between the Company and David F. DeVoe dated July 28, 2005. (Incorporated by reference to Exhibit 10.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 3, 2005.) ±

10.16	Letter Agreement between the Company and Lachlan K. Murdoch regarding separation arrangements, dated July 28, 2005. (Incorporated by reference to Exhibit 10.4 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 3, 2005.) ±

10.17	Form of Restricted Share Unit Agreement for Cash-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 10, 2005.) ±

Number	Description
10.18	Form of Restricted Share Agreement for Stock-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.3 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 10, 2005.) ±

10.19	Amended and Restated Employment Agreement, dated as of February 21, 2007, between News America Incorporated and Roger Ailes. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 9, 2007.) ±

10.20	Stipulation of Settlement, dated April 12, 2006. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on April 13, 2006.)

10.21	Letter Agreement between News Corporation and Chase Carey, dated February 27, 2007. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 9, 2007.) ±

10.22	Credit Agreement, dated as of May 23, 2007, among News America Incorporated, News Corporation and the initial lenders named therein, Citibank, N.A. as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint lead arrangers and joint bookrunners. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on May 29, 2007.)

10.23	Form of Performance Award Agreement Settled in Cash-Settled Restricted Stock Units. ±*

10.24	Form of Performance Award Agreement Settled in Stock-Settled Restricted Stock Units. ±*

12.1	Ratio of Earnings to Fixed Charges.*

21	List of Subsidiaries.*

23.1	Consent of Ernst & Young LLP regarding News Corporation.*

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

*	Filed herewith.