Form 10-Q
period 2007-09-30
NEWS CORP
filed 2007-11-08
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

NEWS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 5, 2007, 2,139,482,756 shares of Class A Common Stock, par value $0.01 per share, and 986,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	For the three months ended September 30,
	2007	2006
Revenues	$7,067	$5,914
Expenses:
Operating	4,408	3,754
Selling, general and administrative	1,290	1,102
Depreciation and amortization	322	207

Operating income	1,047	851
Other income (expense):
Equity earnings of affiliates	246	243
Interest expense, net	(213)	(200)
Interest income	100	75
Other, net	—	428

Income before income tax expense and minority interest in subsidiaries	1,180	1,397
Income tax expense	(414)	(538)
Minority interest in subsidiaries, net of tax	(34)	(16)

Net income	$732	$843

Per share amounts:
Basic and diluted earnings	$0.23
Class A		$0.28
Class B		$0.23

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	At September 30, 2007	At June 30, 2007
	(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents	$8,118	$7,654
Receivables, net	6,480	5,842
Inventories, net	2,422	2,039
Other	534	371

Total current assets	17,554	15,906

Non-current assets:
Receivables	499	437
Investments	10,977	11,413
Inventories, net	2,653	2,626
Property, plant and equipment, net	5,839	5,617
Intangible assets, net	11,845	11,703
Goodwill	14,192	13,819
Other non-current assets	933	822

Total assets	$64,492	$62,343

Liabilities and Stockholders’ Equity:
Current liabilities:
Borrowings	$385	$355
Accounts payable, accrued expenses and other current liabilities	5,355	4,545
Participations, residuals and royalties payable	1,313	1,185
Program rights payable	986	940
Deferred revenue	780	469

Total current liabilities	8,819	7,494

Non-current liabilities:
Borrowings	12,148	12,147
Other liabilities	4,459	3,319
Deferred income taxes	4,737	5,899
Minority interest in subsidiaries	688	562
Commitments and contingencies

Stockholders’ Equity:
Class A common stock (1)	21	21
Class B common stock (2)	10	10
Additional paid-in capital	27,253	27,333
Retained earnings and accumulated other comprehensive income	6,357	5,558

Total stockholders’ equity	33,641	32,922

Total liabilities and stockholders’ equity	$64,492	$62,343

(1)	Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 2,138,752,565 shares and 2,139,585,571 shares issued and outstanding, net of 1,777,555,153 and 1,777,593,698 treasury shares at par at September 30, 2007 and June 30, 2007, respectively.
(2)	Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 986,520,953 shares issued and outstanding, net of 313,721,702 treasury shares at par at September 30, 2007 and June 30, 2007.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the three months ended September 30,
	2007	2006
Operating activities:
Net income	$732	$843
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	322	207
Amortization of cable distribution investments	12	23
Equity earnings of affiliates	(246)	(243)
Cash distributions received from affiliates	19	14
Other, net	—	(428)
Minority interest in subsidiaries, net of tax	34	16
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(719)	(55)
Inventories, net	(215)	(232)
Accounts payable and other liabilities	864	571

Net cash provided by operating activities	803	716

Investing activities:
Property, plant and equipment, net of acquisitions	(343)	(282)
Acquisitions, net of cash acquired	(239)	(157)
Investments in equity affiliates	(35)	(11)
Other investments	3	(17)
Proceeds from sale of investments and other non-current assets	289	288

Net cash used in investing activities	(325)	(179)

Financing activities:
Borrowings	10	145
Repayment of borrowings	—	(190)
Issuance of shares	39	68
Repurchase of shares	(122)	(59)
Dividends paid	(2)	(3)
Other, net	22	—

Net cash used in financing activities	(53)	(39)

Net increase in cash and cash equivalents	425	498
Cash and cash equivalents, beginning of period	7,654	5,783
Exchange movement on opening cash balance	39	11

Cash and cash equivalents, end of period	$8,118	$6,292

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these unaudited consolidated financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008.

These interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 as filed with the Securities and Exchange Commission (“SEC”) on August 23, 2007.

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

Certain fiscal 2007 amounts have been reclassified to conform to the fiscal 2008 presentation.

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to each reporting date. As such, all references to September 30, 2007 and September 30, 2006 relate to the three month period ended September 30, 2007 and October 1, 2006, respectively. For convenience purposes, the Company continues to date its financial statements as of September 30th.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” total comprehensive income for the Company consists of the following:

	For the three months ended September 30,
	2007	2006
	(in millions)
Net income, as reported	$732	$843
Other comprehensive income:
Foreign currency translation adjustments	329	76
Unrealized holding (losses) gains on securities, net of tax	(82)	75

Total comprehensive income	$979	$994

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation (continued)

Recent Accounting Pronouncements

On July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), which did not have a material impact to the Company’s liability for unrecognized tax benefits. Total unrecognized tax benefits at the date of adoption of FIN 48 were $2.2 billion, of which $2.0 billion would affect the Company’s effective income tax rate, if and when recognized in future fiscal years. Movement in the accrued balance during the three months ended September 30, 2007 was $65 million. The Company does not presently anticipate such uncertain income tax positions will significantly increase or decrease in the next 12 months; however, actual developments in this area could differ from those currently expected. The implementation impact includes an increase in Other liabilities of approximately $1.2 billion offset by a similar reduction in deferred income taxes as of July 1, 2007.

The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense, which is consistent with the recognition in prior reporting periods. Through July 1, 2007, the Company had recorded liabilities for accrued interest of $258 million. The change in the accrual for interest for the three months ended September 30, 2007 was $28 million.

The Internal Revenue Service recently concluded its examination of the Company’s U.S. federal income tax returns through 2002, and will begin examining the Company’s returns for the years subsequent to 2002. Additionally, the Company’s income tax returns for the years 2000 through 2006 are under examination in various foreign jurisdictions.

Note 2—Acquisitions, Disposals and Other Transactions

Fiscal 2008 Transactions

Acquisitions

In July 2007, the Company acquired Photobucket, a web-based provider of photo- and video-sharing services, for initial consideration of approximately $237 million in cash. Additional consideration of up to $50 million may be payable contingent upon the achievement of certain performance objectives.

On July 31, 2007, the Company entered into a definitive merger agreement (the “Merger Agreement”) with Dow Jones Company, Inc. (“Dow Jones”), pursuant to which the Company agreed, subject to the terms and conditions of the Merger Agreement, to acquire Dow Jones in a transaction valued at approximately $5.7 billion. Members of the Bancroft family and related trusts owning approximately 37% of Dow Jones voting stock have agreed to vote their shares in favor of the transaction. Under the terms of the Merger Agreement, a subsidiary of the Company will be merged with and into Dow Jones, and Dow Jones stockholders will be entitled to receive in such merger $60 in cash for each share of Dow Jones stock they own or to make an election to have some or all of their shares of Dow Jones converted into a number of Class B common units of a newly formed subsidiary of the Company, Ruby Newco LLC (each Class B common unit of Ruby Newco LLC will be exchangeable for (subject to adjustment) one share of the Company’s Class A common stock, par $0.01 per share (“Class A Common Stock”) in accordance with the terms and conditions of such subsidiary’s operating agreement). The allocation procedures under the Merger Agreement provide that Ruby Newco LLC Class B common units will be received by no more than 250 record holders of Dow Jones shares and in exchange for not more than 10% of the outstanding shares of Dow Jones common stock and Dow Jones Class B common stock, in the aggregate. The obligations of the Company and Dow Jones to complete the merger are subject to customary closing conditions,

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2—Acquisitions, Disposals and Other Transactions (continued)

including, among other things, adoption of the Merger Agreement by the affirmative vote of a majority of the votes entitled to be cast by the holders of Dow Jones common stock and Dow Jones Class B common stock at a special meeting of Dow Jones stockholders, voting together as a single class, the execution of an editorial agreement, the establishment by the Company of a special committee as contemplated under such editorial agreement, regulatory approvals and other customary closing conditions. The Merger Agreement contains certain termination rights for both the Company and Dow Jones, including the right of Dow Jones to terminate the agreement to enter into an alternative transaction that constitutes a superior acquisition proposal. Upon termination of the Merger Agreement under specified circumstances, including by Dow Jones to accept a superior acquisition proposal, Dow Jones would be required to pay a termination fee of $165 million less any previously paid expenses. The acquisition is expected to be completed in the fourth quarter of calendar 2007. The Company has agreed, upon consummation of the transaction, to appoint a member of the Bancroft family or another mutually acceptable person to the Company’s Board of Directors.

Fiscal 2007 Transactions

Acquisitions

In November 2006, the Company, together with a local Turkish partner, acquired TGRT (now called “FOX TV”), a national general interest free-to-air broadcast television station in Turkey. The Company acquired its interest for approximately $103 million in cash plus acquisition related costs.

In December 2006, NDS Group plc (“NDS”), an indirect majority owned subsidiary of the Company, acquired Jungo Limited (“Jungo”), a developer and supplier of software for use in residential gateway devices, for approximately $91 million. Additional consideration of up to $17 million may be payable in cash, contingent upon Jungo achieving certain revenue and profitability targets in the year ending December 31, 2007.

In January 2007, the Company and VeriSign, Inc. (“VeriSign”) formed a joint venture to provide entertainment content for mobile devices. The Company paid approximately $190 million for a controlling interest in VeriSign’s wholly-owned subsidiary, Jamba, which was combined with certain of the Company’s FOX Mobile Entertainment assets. The results of the joint venture have been included in the Company’s consolidated results of operations since January 2007. The Company and VeriSign have various put and call rights related to VeriSign’s ownership interests, including VeriSign’s right to put its interest in the joint venture to the Company for $150 million and $350 million, in fiscal 2010 and fiscal 2012, respectively. The Company accounts for the VeriSign put arrangement in accordance with Emerging Issues Task Force (“EITF”) Topic No. D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”) because the exercise is outside the control of the Company and, accordingly, as of September 30, 2007, have reflected the accreted value of the put right in minority interest in subsidiaries in its unaudited consolidated balance sheet. The accreted value of VeriSign’s put right was determined by using the interest method and accreting the minority interest balance up to the fixed price put amount in fiscal 2010 and fiscal 2012. At September 30, 2007, the accreted value of VeriSign’s put right was determined using an annual interest rate of 12%.

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

Share Exchange Agreement

On December 22, 2006, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Liberty Media Corporation (“Liberty”). Under the terms of the Share Exchange Agreement, Liberty will exchange its entire interest in the Company’s common stock (approximately 325 million shares of Class A Common Stock and 188 million shares of Class B Common Stock) for 100% of a News Corporation subsidiary (“Splitco”), whose holdings will consist of an approximately 40% interest (approximately 470 million shares) in The DIRECTV Group, Inc. (“DIRECTV”) constituting the Company’s entire interest in DIRECTV, three of the Company’s Regional Sports Networks (“RSNs”) (FSN Northwest, FSN Pittsburgh and FSN Rocky Mountain (the “Three RSNs”)) and $588 million in cash, subject to adjustment. The transaction contemplated by the Share Exchange Agreement was approved by the Company’s Class B common stockholders on April 3, 2007, but remains subject to customary closing conditions, including, among other things, regulatory approvals and the absence of a material adverse effect on Splitco. If these conditions are satisfied, the transaction is expected to be completed no later than the first quarter of calendar 2008. The Company will enter into a non-competition agreement with DIRECTV and non-competition agreements with each of the Three RSNs, in each case, restricting its right to compete for a period of four years with DIRECTV and the Three RSNs in the respective regions in which such entities are operating on the date the Share Exchange Agreement is consummated.

Other Transactions

In fiscal 2007, the Company restructured the ownership interest in one of its majority-owned RSNs. The minority shareholder has a put right related to their respective ownership interest that is currently exercisable and is outside of the control of the Company. The Company accounts for this put arrangement in accordance with EITF D-98, and, as of June 30, 2007, has included the value of the put right in minority interest in subsidiaries in the consolidated balance sheet. The fair value of the minority shareholder’s put right was determined by using a discounted earnings (losses) before interest, taxes, depreciation, and amortization valuation model, assuming a 10% compounded annual growth rate and a 9% discount rate.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3—Receivables, net

Receivables, net are presented net of an allowance for returns and doubtful accounts, which is an estimate of amounts that may not be collectible. In determining the allowance for returns, management analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s products. Based on this information, management reserves a percentage of each dollar of product sales that provide the customer with the right of return. The allowance for doubtful accounts is estimated based on historical experience, receivable aging, current economic trends, and specific identification of certain receivables that are at risk of not being paid. Receivables, net consist of:

	At September 30, 2007	At June 30, 2007
	(in millions)
Receivables	$7,511	$6,944
Allowances for returns and doubtful accounts	(1,031)	(1,102)

Receivables, net	$6,480	$5,842

Note 4—United Kingdom Redundancy Program

In fiscal 2005, the Company announced its intention to invest in new printing plants in the United Kingdom to take advantage of technological and market changes. As the new automated technology comes on line, the Company expects lower production costs and improved newspaper quality, including expanded color.

In conjunction with this project, during the second quarter of fiscal 2006, the Company received formal approval for the construction of the main new plant which was the last contingency, thereby committing the Company to a redundancy program (the “Program”) for certain production employees at the Company’s U.K. newspaper operations. The Program is in response to the reduced workforce that will be required as new printing presses and the new printing facilities eventually come on line. As a result of this Program, the Company expects to reduce its production workforce by approximately 65%, and as of September 30, 2007, over 700 employees in the United Kingdom had already accepted severance agreements and are expected to leave the Company during fiscal 2008.

In accordance with SFAS No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” the Company recorded a redundancy provision in connection with the Program. Changes in the program liabilities are as follows:

	For the three months ended September 30,
	2007	2006
	(in millions)
Beginning of period	$127	$109
Additions (included in Operating expenses)	9	4
Payments	(39)	(1)
Foreign exchange movements	2	—

End of period	$99	$112

At September 30, 2007, all program liabilities were included in other current liabilities in the unaudited consolidated balance sheet. The Company expects to record an additional provision of approximately $6 million during the remainder of fiscal 2008 to record accretion on the redundancy provision and to recognize any retention bonuses earned. A majority of the Program’s costs are expected to be paid in cash to employees during fiscal 2008.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Inventories, net

The Company’s inventories were comprised of the following:

	At September 30, 2007	At June 30, 2007
	(in millions)
Programming rights	$2,743	$2,390
Books, DVDs, paper and other merchandise	533	497
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	492	557
Completed, not released	32	—
In production	405	450
In development or preproduction	90	82

	1,019	1,089

Television productions:
Released (including acquired libraries)	483	487
Completed, not released	—	13
In production	294	185
In development or preproduction	3	4

	780	689

Total filmed entertainment costs, less accumulated amortization (a)	1,799	1,778

Total inventories, net	5,075	4,665
Less: current portion of inventory, net (b)	(2,422)	(2,039)

Total noncurrent inventories, net	$2,653	$2,626

(a)	Does not include $545 million and $553 million of net intangible film library costs as of September 30, 2007 and June 30, 2007, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheets.
(b)	Current inventory as of September 30, 2007 and June 30, 2007 was comprised of programming rights ($1,925 million and $1,578 million, respectively), books, DVDs, paper and other merchandise.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Investments

The Company’s investments were comprised of the following:

		Ownership Percentage	At September 30, 2007	At June 30, 2007
			(in millions)
Equity investments:
The DIRECTV Group, Inc. (1)	DBS operator principally in the U.S.	40%(2)	$7,332	$7,224
Gemstar-TV Guide International, Inc. (1)	U.S. print and electronic guidance company	41%	768	717
British Sky Broadcasting Group plc (1)	U.K. DBS operator	39%	1,222	1,193
China Network Systems (3)	Taiwan cable TV operator	various	15	242
Sky Network Television Ltd.	New Zealand media company	44%	323	314
National Geographic Channel (US) (4)	U.S. cable channel	67%	—	316
Other equity method investments		various	706	771
Other investments		various	611	636

			$10,977	$11,413

(1)	The market values of the Company’s investments in DIRECTV, Gemstar-TV Guide International Inc. (“Gemstar-TV Guide”) and British Sky Broadcasting Group plc (“BSkyB”) were $11,422 million, $1,218 million and $9,720 million, respectively, at September 30, 2007.
(2)	The Company’s ownership in DIRECTV increased from approximately 39% at June 30, 2007 to approximately 40% at September 30, 2007 due to DIRECTV’s share buyback program.
(3)	In July 2007, the Company and its joint venture partner sold a majority of the cable systems in Taiwan, in which the Company maintains a minority interest ownership, to a third party. (See Fiscal Year 2008 Disposals and Other Transactions below for further discussion)
(4)	Effective September 30, 2007, National Geographic Television agreed to give the Company control over National Geographic Channel (US) (“NGC US”) in which the Company has a 67% equity interest. Prior to September 30, 2007 the Company had 67% ownership but did not control this entity as it did not hold a majority on its board of directors, was unable to dictate operating decision making and it was not a variable interest entity. (See Fiscal Year 2008 Disposals and Other Transactions below for further discussion)

Fiscal Year 2008 Disposals and Other Transactions

In July 2007, the Company and its joint venture partner sold a majority of the cable systems in Taiwan, in which the Company maintains a minority interest ownership, to a third party. The Company recognized total consideration of $315 million of which $288 million was paid in cash and $27 million is receivable subject to final closing adjustments. The Company recognized a pre-tax gain of approximately $102 million on the sale included in Other, net in the unaudited consolidated statement of operations for the three months ended September 30, 2007. The Company and its joint venture partner intend to sell the remaining cable systems in fiscal 2008.

Effective September 30, 2007, National Geographic Television agreed to give the Company control over NGC US in which the Company has a 67% equity interest. Accordingly, the results of NGC US are included in the Company’s unaudited consolidated balance sheet at September 30, 2007. The operating results of NGC US will be included in the Company’s consolidated results of operations beginning October 1, 2007.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Investments (continued)

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

In August 2006, the Company completed the sale of its investment in SKY Brasil, a Brazilian DTH platform, to DIRECTV for approximately $300 million in cash which was received in fiscal 2005 resulting in a total pre-tax gain of $426 million on the sale. Of this total gain, the Company recognized a pre-tax gain of approximately $261 million, which was included in Other, net in the consolidated statement of operations for the fiscal year ended June 30, 2007. The Company deferred the remaining $165 million of its total gain due to its indirect retained interest through the Company’s ownership of DIRECTV. The Company will recognize the deferred portion of the gain on SKY Brasil upon disposition of its investment in DIRECTV or DIRECTV’s disposition of its investment in SKY Brasil. The total gain of $426 million was greater than the total consideration received due to the recognition of losses in excess of the carrying amount of the investment as the Company was committed to provide further financial support to SKY Brasil. As a result of the transaction, the Company was released from its SKY Brasil transponder lease guarantee and was released from its SKY Brasil credit agreement guarantee in January 2007.

In December 2006, the Company acquired 25% stakes in each of NGC Network International LLC (“NGC International”) and NGC Network (UK) Limited (“NGC UK”) joint ventures for a combined total of approximately $154 million. These two joint ventures produce and distribute the National Geographic Channel in various international markets. The transaction increased the Company’s interest in NGC International to 75% with National Geographic Television holding the remaining interest. In January 2007, National Geographic Television agreed to grant the Company operating control over these entities. Accordingly, the results of NGC International and NGC Latin America have been included in the Company’s consolidated results of operations since January 2007.

Summarized financial information for significant equity affiliates, determined in accordance with Regulation S-X, accounted for under the equity method is as follows:

	For the three months ended September 30,
	2007	2006
	(in millions)
Revenues	$6,722	$5,674
Operating income	855	965
Income from continuing operations	488	587
Net income	488	587

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Goodwill

The changes in carrying value of goodwill, by segment, are as follows:

	Balance as of June 30, 2007	Additions	Adjustments	Balance as of September 30, 2007
	(in millions)
Filmed Entertainment	$1,071	$—	$—	$1,071
Television	3,284	—	—	3,284
Cable Network Programming	4,915	157	—	5,072
Direct Broadcast Satellite Television	592	—	30	622
Magazines & Inserts	257	—	—	257
Newspapers	1,395	2	58	1,455
Book Publishing	2	—	—	2
Other	2,303	215	(89)	2,429

Total goodwill	$13,819	$374	$(1)	$14,192

Goodwill balances increased $373 million during the three months ended September 30, 2007, primarily as a result of new acquisitions. The largest goodwill balance increases arose from acquisitions at the Other segment (Photobucket) and the Cable segment (NGC US). Adjustments primarily relate to the finalization of purchase price allocations for previously announced acquisitions and foreign currency translation adjustments.

Note 8—Borrowings

Bank Loans

The Company previously entered into two loan agreements with the European Bank for Reconstruction and Development (the “EBRD”) and had an outstanding balance of $154 million under these loans at June 30, 2006. In August 2006, the Company entered into a loan agreement with Raiffeisen Zentralbank Österreich AG (“RZB”) for $300 million and repaid all amounts outstanding under the Company's loan agreements with the EBRD. As of September 30, 2007, $106 million remains available for future use under the RZB loan. The RZB loan bears interest at LIBOR for a period equal to each one, three or six month interest period, plus a margin of up to 2.85% per annum dependent upon certain financial metrics. Principal amounts under the RZB loan are to be repaid in equal amounts every six months starting on the second anniversary of the date of the agreement until the fifth anniversary of the date of the agreement. The remaining available amount under the RZB loan may be drawn prior to the second anniversary of the date of the agreement. The loans are secured by certain guarantees, bank accounts and share pledges of the Company’s Russian operating subsidiaries.

Note 9—Stockholders’ Equity

Rights of Holders of Common Stock

On August 8, 2006, the Company announced that, in accordance with the terms of the settlement of a lawsuit regarding the Company’s stockholder rights plan, the Company’s Board of Directors (the “Board”) had approved the adoption of an Amended and Restated Rights Plan (the “Rights Plan”), extending the term of the Company’s original stockholder rights plan from November 7, 2007 to October 20, 2008. The Board has the right to extend the term for an additional year if the situation with Liberty has not, in the Board’s judgment, been resolved. The terms of the Rights Plan remain the same as the Company’s original stockholder rights plan in all other material respects. Pursuant to the terms of the settlement, on October 20, 2006, the Rights Plan was presented for a vote of the Company’s Class B stockholders at the Company’s 2006 annual meeting of stockholders and the stockholders voted in favor of its approval. On January 3, 2007, the Rights Plan was

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Stockholders’ Equity (continued)

amended to allow for the grant of an irrevocable proxy to Liberty in connection with the Share Exchange Agreement. The Company has announced that it intends to redeem the rights issued under the Rights Plan if the transactions contemplated under the Share Exchange Agreement are consummated. (See Note 2—Acquisitions, Disposals and Other Transactions for further discussion of the Share Exchange Agreement)

Dividends

The Company declared a dividend of $0.06 per share of Class A Common Stock and $0.05 per share for the Company’s Class B common stock, par value $0.01 per share (“Class B Common Stock”) in the three months ended September 30, 2007, which was paid in October 2007 to stockholders of record on September 12, 2007. The total aggregate dividend paid to stockholders in October 2007 was approximately $179 million.

Repurchase Program

In June 2005, the Company announced a stock repurchase program under which the Company was authorized to acquire from time to time up to an aggregate of $3 billion in Class A Common Stock and Class B Common Stock. In May 2006, the Company announced that the Board had authorized increasing the total amount of the stock repurchase program to $6 billion. The remaining authorized amount under the Company’s stock repurchase program at September 30, 2007, excluding commissions, was approximately $2 billion.

Note 10—Equity Based Compensation

The following table summarizes the Company’s equity-based compensation transactions:

	For the three months ended September 30,
	2007	2006
	(in millions)
Equity-based compensation	$38	$29

Cash received from exercise of equity-based compensation	$29	$59

Total intrinsic value of stock options exercised	$24	$31

At September 30, 2007, the Company’s total compensation cost related to non-vested stock options, restricted stock units (“RSUs”) and stock appreciation rights not yet recognized for all equity-based compensation plans was approximately $331 million, the majority of which is expected to be recognized over the next three fiscal years. Compensation expense on all equity-based awards is recognized on a straight-line basis over the vesting period of the entire award.

Stock options exercised during the three months ended September 30, 2007 and 2006 resulted in the Company’s issuance of approximately 2.3 million and 4.7 million shares of Class A Common Stock, respectively. The Company recognized a tax benefit on stock options exercised of $7 million and $11 million for the three months ended September 30, 2007 and 2006, respectively.

During the three months ended September 30, 2007, the Company issued 5.1 million RSUs. These RSUs will be settled in shares of Class A Common Stock upon vesting, except for approximately 0.9 million RSUs that will be settled in cash. RSUs granted to executive directors are settled in cash and certain awards granted to

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Equity Based Compensation (continued)

employees in certain foreign locations are settled in cash. At September 30, 2007 and June 30, 2007, the liability for cash-settled RSUs was $32 million and $47 million, respectively.

During the three months ended September 30, 2007 and 2006, approximately 5.0 million and 4.0 million RSUs vested, respectively, of which approximately 4.2 million and 3.4 million, respectively, were settled in Class A Common Stock, before statutory tax withholdings, and the remaining RSUs were settled in cash. The Company recognized a tax benefit on vested RSUs of $5 million and $4 million for the three months ended September 30, 2007 and 2006, respectively.

Note 11—Commitments and Guarantees

Commitments

In July 2007, the Company entered into a contract with the Big Ten Conference for rights to telecast certain Big Ten Conference sporting events through fiscal 2032. The Company will pay approximately $2.8 billion over the term of the contract for these rights.

Other than previously disclosed in the notes to these unaudited consolidated financial statements, the Company’s commitments have not changed significantly from disclosures included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on August 23, 2007.

Guarantees

The Company’s guarantees have not changed significantly from disclosures included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on August 23, 2007.

Note 12—Contingencies

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Contingencies (continued)

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

On October 24, 2005, NDS filed its Amended Answer with Counterclaims, alleging that Echostar misappropriated NDS’s trade secrets, violated the Computer Fraud and Abuse Act and engaged in unfair competition. On November 8, 2005, Echostar moved to dismiss NDS’s counterclaims for conversion and claim and delivery, arguing that these claims were preempted and time-barred. Echostar also moved for a more definite statement of NDS’s trade secret misappropriation claim. On December 8, 2005, the court granted in part and denied in part Echostar’s motion to dismiss and for a more definite statement, but granted NDS leave to file amended counterclaims. On December 13, 2005, NDS filed a Second Amended Answer with Counterclaims, which Echostar answered on December 27, 2005. NDS filed motions for summary judgment dismissing EchoStar’s claims and EchoStar filed a motion for summary judgment dismissing NDS’s counterclaims on October 29, 2007. Those motions are currently scheduled to be heard in December 2007. The court has set this case to go to trial in February 2008.

Sogecable Litigation

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, “Sogecable”), filed an action against NDS in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003, which purported to allege claims for violation of the federal RICO DMCA statute. The amended complaint also purported to allege claims for interference with contract and prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. NDS filed a motion to dismiss the second amended complaint on March 31, 2004. On August 4, 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint. On October 1, 2004, Sogecable notified the court that it would not be filing a third amended complaint, but would appeal the court’s entry of final judgment dismissing the suit to the United States Ninth Circuit Court of Appeals. On December 14, 2006, the appellate court issued a memorandum decision reversing the district court’s dismissal. On January 26, 2007, NDS filed its petition for rehearing by an en banc panel of the United States Ninth Circuit Court of Appeals. On February 21, 2007, the petition was denied. On June 11, 2007, NDS filed a petition for a Writ of Certiorari in the United States Supreme Court seeking reversal of the Ninth Circuit Court of Appeals’ decision. On August 27, 2007, NDS renewed its motion to dismiss the second amended complaint on grounds not previously decided. That motion is under submission. On October 1, 2007, the petition for a Writ of Certiorari was denied. NDS believes that Sogecable’s claims are without merit and will continue to vigorously defend itself in this matter.

Intermix

FIM Transaction

On August 26, 2005 and August 30, 2005, two purported class action lawsuits captioned, respectively, Ron Sheppard v. Richard Rosenblatt et. al., and John Friedmann v. Intermix Media, Inc. et al., were filed in the

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Contingencies (continued)

California Superior Court, County of Los Angeles. Both lawsuits named as defendants all of the then incumbent members of the Intermix Board, including Mr. Rosenblatt, Intermix’s former Chief Executive Officer, and certain entities affiliated with VantagePoint Venture Partners, a former major Intermix stockholder. The complaints alleged that, in pursuing the transaction whereby Intermix was to be acquired by FIM (the “FIM Transaction”) and approving the related merger agreement, the director defendants breached their fiduciary duties to Intermix stockholders by, among other things, engaging in self-dealing and failing to obtain the highest price reasonably available for Intermix and its stockholders. The complaints further alleged that the merger agreement resulted from a flawed process and that the defendants tailored the terms of the merger to advance their own interests. The FIM Transaction was consummated on September 30, 2005. The Friedmann and Sheppard lawsuits were subsequently consolidated and, on January 17, 2006, a consolidated amended complaint was filed (the “Intermix Media Shareholder Litigation”). The plaintiffs in the consolidated action are seeking various forms of declaratory relief, damages, disgorgement and fees and costs. On March 20, 2006, the court ordered that substantially identical claims asserted in a separate state action filed by Brad Greenspan, captioned Greenspan v. Intermix Media, Inc., et al., be severed and related to the Intermix Media Shareholder Litigation. The defendants filed demurrers seeking dismissal of all claims in the Intermix Media Shareholder Litigation and the severed Greenspan claims, which were heard by the Court on July 6, 2006. On October 6, 2006, the court sustained the demurrers without leave to amend. On December 13, 2006, the court dismissed the complaints and entered judgment for the defendants. On February 6, 2007, the Intermix Media Shareholder Litigation plaintiffs filed a notice of appeal. Plaintiff’s opening brief was filed on October 26, 2007. The Court of Appeal has not yet ruled on this request.

In November 2005, plaintiff in a derivative action captioned LeBoyer v. Greenspan et al. pending against various former Intermix directors and officers in the United States District Court for the Central District of California, filed a First Amended Class and Derivative Complaint (the “Amended Complaint”). The original derivative action was filed in May 2003 and arose out of Intermix’s restatement of quarterly financial results for its fiscal year ended March 31, 2003. Until the filing of the Amended Complaint, the action had been stayed by mutual agreement of the parties since its inception. A substantially similar derivative action filed in Los Angeles Superior Court was dismissed based on inability of the plaintiffs to adequately plead demand futility. Plaintiff LeBoyer’s November 2005 Amended Complaint added various allegations and purported class claims arising out of the FIM Transaction which are substantially similar to those asserted in the Intermix Media Shareholder Litigation. The Amended Complaint also adds as defendants the individuals and entities named in the Intermix Media Shareholder Litigation that were not already defendants in the matter. On July 14, 2006, the parties filed their briefing on defendants’ motion to dismiss and stay the matter. On October 16, 2006, the court dismissed the fourth through seventh claims for relief, which related to the 2003 restatement, finding that the plaintiff is precluded from relitigating demand futility. At the same time, the court asked for further briefing regarding the standing issues and the effect of the judge’s dismissal of the claims in the Greenspan case and the Intermix Media Shareholder Litigation on the remaining claims, which include two direct class action claims related to alleged breaches of fiduciary duty leading up to the FIM Transaction and a third claim under Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) asserted as a derivative claim and alleging material misstatements and omissions in the FIM Transaction proxy statement. The parties filed the requested additional briefing in which the defendants requested that the court stay the federal court proceedings pending the resolution of any appeal in the Greenspan case and the Intermix Media Shareholder Litigation. The court vacated the scheduled November 27, 2006 hearing with respect to this briefing and took the matter under submission. The court denied the stay in an order dated May 22, 2007, and as explained in more detail in the next paragraph, consolidated this case with the Brown v. Brewer action also pending before the court. On July 11, 2007, plaintiffs filed the consolidated first amended complaint. Pursuant to the stipulated briefing schedule ordered by the court, the parties’ joint brief was filed on October 11, 2007, and the matter is scheduled to be heard on December 11, 2007.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Contingencies (continued)

On June 14, 2006, a purported class action lawsuit, captioned Jim Brown v. Brett C. Brewer, et al., was filed against certain former Intermix directors and officers in the United States District Court for the Central District of California. The plaintiff asserts claims for alleged violations of Section 14a of the Exchange Act and SEC Rule 14a-9, as well as control person liability under Section 20a. The plaintiff alleges that certain defendants disseminated false and misleading definitive proxy statements on two occasions: one on December 30, 2003 in connection with the shareholder vote on January 29, 2004 on the election of directors and ratification of financing transactions with certain entities of VantagePoint Venture Partners (“VantagePoint”), a former large stockholder of Intermix, and another on August 25, 2005 in connection with the shareholder vote on the FIM Transaction. The complaint names as defendants certain VantagePoint related entities and the members of the Intermix Board who were incumbent on the dates of the respective proxy statements. Intermix is not named as a defendant, but has certain indemnity obligations to the former officer and director defendants in connection with these claims and allegations. Intermix believes that the claims are without merit and expects that the individual defendants will vigorously defend themselves in the matter. On August 25, 2006, plaintiff amended his complaint to add certain investment banks (the “Investment Banks”) as defendants. Intermix has certain indemnity obligations to the Investment Banks as well. After conferring with defendants concerning deficiencies in the amended complaint pursuant to local rule and entering a stipulation with defendants regarding a briefing schedule, plaintiff amended his complaint again on September 27, 2006. On October 19, 2006, defendants filed motions to dismiss all claims in the Second Amended Complaint. These motions were scheduled to be heard on February 12, 2007. On February 9, 2007, the case was transferred from Judge Walter to Judge George H. King, the judge assigned to the LeBoyer action on the grounds that it raises substantially related questions of law and fact as LeBoyer, and would entail substantial duplication of labor if heard by different judges. Judge King took the February 26, 2007 hearing date for the motions to dismiss off-calendar. On May 22, 2007, Judge King ordered a combined status conference with the LeBoyer action occur on June 11, 2007 at which he ordered the Brown case be consolidated with the LeBoyer action. Judge King also stated that he was not going to consider the pending motions to dismiss but rather ordered plaintiffs’ counsel to file a consolidated first amended complaint setting forth the causes of action in the LeBoyer and Brown matters and further ordered the parties to file a joint brief regarding dismissal of the first amended complaint. On July 11, 2007, plaintiffs filed the consolidated first amended complaint. Pursuant to the stipulated briefing schedule ordered by the court, the parties’ joint brief was filed on October 11, 2007, and the matter is scheduled to be heard on December 11, 2007. Intermix believes that the claims are without merit and expects the individual defendants will vigorously defend themselves in the matter.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Contingencies (continued)

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

Prior to dismissing his derivative lawsuit, in August 2005, Mr. Greenspan filed another complaint in Los Angeles Superior Court against the same defendants. The complaint, for breach of fiduciary duty, included substantially the same allegations made by Mr. Greenspan in the above-referenced lawsuit. Mr. Greenspan further alleged that defendants’ actions have, with the FIM Transaction, culminated in the loss of Mr. Greenspan’s interest in Intermix for a cash payment allegedly below its value. On October 31, 2005, the defendants filed motions seeking dismissal of the lawsuit on the grounds that the complaint fails to state any cause of action. Instead of responding to these motions, Mr. Greenspan filed an amended complaint on February 21, 2006, in which Mr. Greenspan omitted certain previously named defendants and added two other former directors as defendants. In this amended complaint, Mr. Greenspan asserts seven causes of action. The first two causes of action, for intentional interference with prospective economic advantage and violation of California’s Business Professions Code section 17200, generally related to Intermix’s decision to consummate its Series C Preferred Stock financing with VantagePoint in October 2003 and allege that Mr. Greenspan was “forced” to resign. The third through sixth causes of action assert various claims for breach of fiduciary duty related to the FIM Transaction and substantially mirror the allegations in the Intermix Media Shareholder Litigation. By Order of March 20, 2006, the court ordered that Mr. Greenspan’s claims based on the FIM Transaction be severed from the rest of his complaint and coordinated with the claims asserted in the Intermix Media Shareholder Litigation. The seventh cause of action is asserted against Intermix for indemnification. In his amended complaint, Mr. Greenspan seeks compensatory and consequential damages, punitive damages, fees and costs, injunctive relief and other remedies. Motions to dismiss the first six causes of action were filed and, on October 6, 2006, granted without leave to amend. On November 21, 2006, Mr. Greenspan dismissed with prejudice the seventh cause of action for indemnity, which was the only remaining claim and his sole cause of action against Intermix. On January 24, 2007, Mr. Greenspan filed a notice of appeal of the court’s October 6, 2006 ruling. Mr. Greenspan’s opening brief in the Court of Appeal was filed on October 23, 2007.

News America Marketing

On January 18, 2006, Valassis Communications, Inc. (“Valassis”) filed a complaint against News America Incorporated, News America Marketing FSI, LLC and News America Marketing Services, In-Store, LLC (collectively “News America”) in the United States District Court for the Eastern District of Michigan. Valassis alleges that News America possesses monopoly power in a claimed in-store advertising and promotions market (the “in-store market”) and has used that power to gain an unfair advantage over Valassis in a purported market for coupons distributed by free standing inserts (“FSIs”). Valassis alleges that News America is attempting to monopolize the purported FSI market by leveraging its alleged monopoly power in the purported in-store market, thereby allegedly violating Section 2 of the Sherman Antitrust Act of 1890, as amended (the “Sherman Act”). Valassis further alleges that News America has unlawfully bundled the sale of in-store marketing products with the sale of FSIs and that such bundling constitutes unlawful tying in violation of Sections 1 and 3 of the Sherman Act. Additionally, Valassis alleges that News America is predatorily pricing its FSI products in violation of Section 2 of the Sherman Act. Valassis also asserts that News America violated various state antitrust statutes and has tortiously interfered with Valassis’ actual or expected business relationships. Valassis’ complaint seeks injunctive relief, damages, fees and costs. On April 20, 2006, News America moved to dismiss Valassis’ complaint in its entirety for failure to state a cause of action. On September 28, 2006, the Magistrate Judge issued a Report and Recommendation granting the motion. On October 16, 2006, Valassis filed an Amended Complaint,

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Contingencies (continued)

alleging the same causes of action. On November 17, 2006, News America answered the three federal antitrust claims and moved to dismiss the remaining nine state law claims. On March 23, 2007, the Court granted News America’s motion and dismissed the nine state law claims. On April 12, 2007, the Court entered a Scheduling Order that provides that all discovery will be closed on or before October 12, 2007 and sets a jury trial date for February 5, 2008. News America expects that a new Scheduling Order will be entered and the parties are in ongoing negotiations regarding discovery.

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

Note 13—Pension Plans and Other Postretirement Benefits

The Company sponsors non-contributory pension plans and retiree health and life insurance benefit plans covering specific groups of employees. The benefits payable for the non-contributory pension plans are based

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 13—Pension Plans and Other Postretirement Benefits (continued)

primarily on a formula factoring both an employee’s years of service and pay near retirement. Participant employees are vested in the plans after five years of service. The Company’s policy for all pension plans is to fund amounts, at a minimum, in accordance with statutory requirements. During the three months ended September 30, 2007 and 2006, the Company made discretionary contributions of $6 million and $4 million, respectively, to its pension plans. Plan assets consist principally of common stocks, marketable bonds and government securities. The retiree health and life insurance benefit plans offer medical and/or life insurance to certain full-time employees and eligible dependents that retire after fulfilling age and service requirements.

The components of net periodic benefit costs were as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended September 30,
	2007	2006	2007	2006
	(in millions)
Service cost benefits earned during the period	$21	$17	$1	$1
Interest costs on projected benefit obligations	35	30	2	2
Expected return on plan assets	(40)	(33)	—	—
Amortization of deferred losses	4	5	1	1
Other	—	—	(2)	(2)

Net periodic costs	$20	$19	$2	$2

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

•

Other, which includes NDS, a company engaged in the business of supplying open end-to-end digital technology and services to digital pay-television platform operators and content providers; News Outdoor Group, an advertising business which offers display advertising in outdoor locations primarily throughout Russia and Eastern Europe; and FIM, which operates the Company’s Internet activities.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Segment Information (continued)

	For the three months ended September 30,
	2007	2006
	(in millions)
Revenues:
Filmed Entertainment	$1,582	$1,213
Television	1,145	1,103
Cable Network Programming	1,102	889
Direct Broadcast Satellite Television	747	622
Magazines and Inserts	264	275
Newspapers	1,244	1,049
Book Publishing	330	368
Other	653	395

Total revenues	$7,067	$5,914

Operating income (loss):
Filmed Entertainment	$362	$239
Television	183	192
Cable Network Programming	289	249
Direct Broadcast Satellite Television	48	(13)
Magazines and Inserts	79	78
Newspapers	93	124
Book Publishing	36	55
Other	(43)	(73)

Total operating income	1,047	851

Equity earnings of affiliates	246	243
Interest expense, net	(213)	(200)
Interest income	100	75
Other, net	—	428

Income before income tax expense and minority interest in subsidiaries	1,180	1,397
Income tax expense	(414)	(538)
Minority interest in subsidiaries, net of tax	(34)	(16)

Net income	$732	$843

Interest expense, net, Equity earnings of affiliates, Interest income, Other, net, Income tax expense and Minority interest in subsidiaries, net of tax are not allocated to segments as they are not under the control of segment management.

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $172 million and $197 million for the three months ended September 30, 2007 and 2006, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profit, generated primarily by the Filmed Entertainment segment, of approximately $29 million and $12 million for the three months ended September 30, 2007 and 2006, respectively, have been eliminated within the Filmed Entertainment segment.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Segment Information (continued)

	For the three months ended September 30, 2007
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income before depreciation and amortization
	(in millions)
Filmed Entertainment	$362	$21	$—	$383
Television	183	24	—	207
Cable Network Programming	289	20	12	321
Direct Broadcast Satellite Television	48	50	—	98
Magazines and Inserts	79	2	—	81
Newspapers	93	139	—	232
Book Publishing	36	2	—	38
Other	(43)	64	—	21

Total	$1,047	$322	$12	$1,381

	For the three months ended September 30, 2006
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$239	$20	$—	$259
Television	192	22	—	214
Cable Network Programming	249	13	23	285
Direct Broadcast Satellite Television	(13)	48	—	35
Magazines and Inserts	78	2	—	80
Newspapers	124	68	—	192
Book Publishing	55	2	—	57
Other	(73)	32	—	(41)

Total	$851	$207	$23	$1,081

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Segment Information (continued)

	At September 30, 2007	At June 30, 2007
	(in millions)
Total assets:
Filmed Entertainment	$6,987	$6,738
Television	13,125	12,974
Cable Network Programming	9,155	8,523
Direct Broadcast Satellite Television	2,279	2,030
Magazines and Inserts	1,299	1,278
Newspapers	5,175	5,343
Book Publishing	1,932	1,566
Other	13,563	12,478
Investments	10,977	11,413

Total assets	$64,492	$62,343

Goodwill and Intangible assets, net:
Filmed Entertainment	$1,971	$1,979
Television	10,195	10,195
Cable Network Programming	5,691	5,517
Direct Broadcast Satellite Television	625	595
Magazines and Inserts	1,010	1,009
Newspapers	2,521	2,422
Book Publishing	508	508
Other	3,516	3,297

Total goodwill and intangibles, net	$26,037	$25,522

Note 15—Earnings Per Share

Prior to fiscal 2008, earnings per share (“EPS”) was computed individually for the Class A Common Stock and Class B Common Stock and net income was apportioned to both Class A stockholders and Class B stockholders on a ratio of 1.2 to 1, respectively, in accordance with the rights of the stockholders as described in the Company’s Restated Certificate of Incorporation. In order to give effect to this apportionment when determining EPS, the weighted average Class A Common Stock was increased by 20% (the “Adjusted Class”) and was then compared to the sum of the weighted average Class B Common Stock and the weighted average Adjusted Class. The resulting percentage was then applied to the Net income to determine the apportionment for the Class A stockholders, with the balance attributable to the Class B stockholders. Subsequent to the final fiscal 2007 dividend, shares of Class A Common Stock no longer carry the right to a greater dividend than shares of Class B Common Stock and, therefore, Net Income is allocated equally to Class A and Class B stockholders. Accordingly, since the apportionment of earnings has been eliminated as required by the Company’s Restated Certificate of Incorporation, the Company has presented the earnings of Class A Common Stock and Class B Common Stock as a single class for fiscal 2008.

The following tables set forth the computation of basic and diluted EPS under SFAS No. 128, “Earnings per Share”:

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Earnings Per Share (continued)

For the three months ended September 30, 2007
(in millions, except per share data)
Net income available to stockholders—basic	$732
Other	(1)

Net income available to stockholders—diluted	$731

Weighted average shares—basic	3,127
Shares issuable under equity based compensation plans	12

Weighted average shares—diluted	3,139

Earnings per share:
Net income—basic	$0.23
Net income—diluted	$0.23

For the three months ended September 30, 2006
(in millions)
Net income available to stockholders—basic	$843
Other	—

Net income available to stockholders—diluted	$843

	For the three months ended September 30, 2006
	Class A	Class B	Total
	(in millions, except per share data)
Allocation of income—basic:
Net income available to stockholders	$611	$232	$843

Weighted average shares used in income allocation	2,606	987	3,593

Allocation of income—diluted:
Net income available to stockholders	$613	$230	$843

Weighted average shares used in income allocation	2,630	987	3,617

Weighted average shares—basic	2,172	987	3,159
Shares issuable under equity based compensation plans	19	—	19

Weighted average shares—diluted	2,191	987	3,178

Earnings per share:
Net income—basic	$0.28	$0.23
Net income—diluted	$0.28	$0.23

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 16—Additional Financial Information

Supplemental Cash Flows Information

	For the three months ended September 30,
	2007	2006
	(in millions)
Supplemental cash flows information:
Cash paid for income taxes	$(261)	$(96)
Cash paid for interest	(177)	(132)
Sale of other investments	8	6
Purchase of other investments	(5)	(23)
Supplemental information on businesses acquired:
Fair value of assets acquired	383	140
Cash acquired	42	—
Less: Liabilities assumed	(81)	(5)
Minority interest acquired	(63)	22
Cash paid	(281)	(157)

Fair value of stock consideration	$—	$—

Other, net consisted of the following:

	For the three months ended September 30,
	2007	2006
	(in millions)
Gain on the sale of China Network Systems (a)	$102	$—
Gain on the sale of Sky Brasil (a)	—	261
Gain on the sale of Phoenix Satellite Television Holdings Limited (a)	—	136
Change in fair value of exchangeable securities (b)	(87)	38
Other	(15)	(7)

Total Other, net	$—	$428

(a)	See Note 6—Investments
(b)	The Company has certain outstanding exchangeable debt securities which contain embedded derivatives. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” these embedded derivatives require separate accounting and, as such, changes in their fair value are recognized in Other, net. A significant variance in the price of underlying stock could have a material impact on the operating results of the Company.

Note 17—Supplemental Guarantor Information

In May 2007, News America Incorporated (“NAI”), a subsidiary of the Company, terminated its existing $1.75 billion Revolving Credit Agreement and entered into a new credit agreement (the “New Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein (the “Lenders”), Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent. The New Credit Agreement provides a $2.25 billion unsecured revolving credit facility with a sub-limit of $600

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 17—Supplemental Guarantor Information (continued)

million available for the issuance of letters of credit. NAI may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leveraging ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.10% regardless of facility usage. The Company pays interest for borrowings and letters of credit at LIBOR plus 0.30%. The Company pays an additional fee of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. The maturity date is in May 2012, however, NAI may request that the Lenders’ commitments be renewed for up to two additional one year periods.

The Parent Guarantor presently guarantees the senior public indebtedness of NAI and the guarantee is full and unconditional. The supplemental condensed consolidating financial information of the Parent Guarantor should be read in conjunction with the consolidated financial statements included herein.

In accordance with rules and regulations of the SEC the Company uses the equity method to account for the results of all of the non-guarantor subsidiaries, representing substantially all of the Company’s consolidated results of operations, excluding certain intercompany eliminations.

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of NAI, News Corporation and the subsidiaries of News Corporation and the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 17—Supplemental Guarantor Information (continued)

Supplemental Condensed Consolidating Statement of Operations

For the three months ended September 30, 2007

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$2	$—	$7,065	$—	$7,067
Expenses	65	—	5,955	—	6,020

Operating income (loss)	(63)	—	1,110	—	1,047

Other Income (Expense):
Equity earnings of affiliates	1	—	245	—	246
Interest expense, net	(626)	(105)	(249)	767	(213)
Interest income	349	—	518	(767)	100
Earnings (losses) from subsidiary entities	389	863	—	(1,252)	—
Other, net	(101)	(26)	127	—	—

Income (loss) before income tax expense and minority interest in subsidiaries	(51)	732	1,751	(1,252)	1,180
Income tax (expense) benefit	18	—	(615)	183	(414)
Minority interest in subsidiaries, net of tax	—	—	(34)	—	(34)

Net income (loss)	$(33)	$732	$1,102	$(1,069)	$732

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 17—Supplemental Guarantor Information (continued)

Supplemental Condensed Consolidating Statement of Operations

For the three months ended September 30, 2006

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$1	$—	$5,913	$—	$5,914
Expenses	68	—	4,995	—	5,063

Operating income (loss)	(67)	—	918	—	851

Other Income (Expense):
Equity earnings of affiliates	1	—	242	—	243
Interest expense, net	(511)	(72)	(31)	414	(200)
Interest income	56	—	433	(414)	75
Earnings (losses) from subsidiary entities	361	936	1,287	(2,584)	—
Other, net	30	(21)	419	—	428

Income (loss) before income tax expense and minority interest in subsidiaries	(130)	843	3,268	(2,584)	1,397
Income tax (expense) benefit	50	—	(1,259)	671	(538)
Minority interest in subsidiaries, net of tax		—	(16)	—	(16)

Net income (loss)	$(80)	$843	$1,993	$(1,913)	$843

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 17—Supplemental Guarantor Information (continued)

Supplemental Condensed Consolidating Balance Sheet

At September 30, 2007

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Assets:
Current assets:
Cash and cash equivalents	$5,934	$—	$2,184	$—	$8,118
Receivables, net	40	—	6,440	—	6,480
Inventories, net	—	—	2,422	—	2,422
Other	17	—	517	—	534

Total current assets	5,991	—	11,563	—	17,554

Non-current assets:
Receivables	1	—	498	—	499
Inventories, net	—	—	2,653	—	2,653
Property, plant and equipment, net	83	—	5,756	—	5,839
Intangible assets, net	—	—	11,845	—	11,845
Goodwill	—	—	14,192	—	14,192
Other	133	1	799	—	933
Investments
Investments in associated companies and other investments	95	5	10,877	—	10,977
Intragroup investments	39,425	39,082	—	(78,507)	—

Total investments	39,520	39,087	10,877	(78,507)	10,977

Total non-current assets	39,737	39,088	46,620	(78,507)	46,938

Total assets	$45,728	$39,088	$58,183	$(78,507)	$64,492

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings	$350	$—	$35	$—	$385
Other current liabilities	3	179	8,252	—	8,434

Total current liabilities	353	179	8,287	—	8,819
Non-current liabilities:
Borrowings	11,982	—	166	—	12,148
Other non-current liabilities	610	2	8,584	—	9,196
Intercompany	15,417	5,266	(20,683)	—	—
Minority interest in subsidiaries	—	—	688	—	688
Stockholders’ Equity	17,366	33,641	61,141	(78,507)	33,641

Total liabilities and stockholders’ equity	$45,728	$39,088	$58,183	$(78,507)	$64,492

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 17—Supplemental Guarantor Information (continued)

Supplemental Condensed Consolidating Balance Sheet

At June 30, 2007

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Assets:
Current assets:
Cash and cash equivalents	$5,450	$—	$2,204	$—	$7,654
Receivables, net	24	—	5,818	—	5,842
Inventories, net	—	—	2,039	—	2,039
Other	9	—	362	—	371

Total current assets	5,483	—	10,423	—	15,906

Non-current assets:
Receivables	1	—	436	—	437
Inventories, net	—	—	2,626	—	2,626
Property, plant and equipment, net	82	—	5,535	—	5,617
Intangible assets, net	—	—	11,703	—	11,703
Goodwill	—	—	13,819	—	13,819
Other	131	1	690	—	822
Investments
Investments in associated companies and other investments	108	5	11,300	—	11,413
Intragroup investments	39,028	38,045	—	(77,073)	—

Total investments	39,136	38,050	11,300	(77,073)	11,413

Total non-current assets	39,350	38,051	46,109	(77,073)	46,437

Total assets	$44,833	$38,051	$56,532	$(77,073)	$62,343

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings	$350	$—	$5	$—	$355
Other current liabilities	1	—	7,138	—	7,139

Total current liabilities	351	—	7,143	—	7,494
Non-current liabilities:
Borrowings	11,960	—	187	—	12,147
Other non-current liabilities	519	2	8,697	—	9,218
Intercompany	14,608	5,127	(19,735)	—	—
Minority interest in subsidiaries	—	—	562	—	562
Stockholders’ Equity	17,395	32,922	59,678	(77,073)	32,922

Total liabilities and stockholders’ equity	$44,833	$38,051	$56,532	$(77,073)	$62,343

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 17—Supplemental Guarantor Information (continued)

Supplemental Condensed Consolidating Statement of Cash Flows

For the three months ended September 30, 2007

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by operating activities	$488	$83	$232	$—	$803

Investing and other activities:
Property, plant and equipment	(4)	—	(339)	—	(343)
Investments	—	—	(271)	—	(271)
Proceeds from sale of investments and non-current assets	—	—	289	—	289

Net cash used in investing activities	(4)	—	(321)	—	(325)

Financing activities:
Borrowings	—	—	10	—	10
Repayment of borrowings	—	—	—	—	—
Issuance of shares	—	39	—	—	39
Repurchase of shares	—	(122)	—	—	(122)
Dividends paid	—	—	(2)	—	(2)
Other, net	—	—	22	—	22

Net cash provided by (used in) financing activities	—	(83)	30	—	(53)

Net increase (decrease) in cash and cash equivalents	484	—	(59)	—	425
Cash and cash equivalents, beginning of period	5,450	—	2,204	—	7,654
Exchange movement on opening cash balance	—	—	39	—	39

Cash and cash equivalents, end of period	$5,934	$—	$2,184	$—	$8,118

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 17—Supplemental Guarantor Information (continued)

Supplemental Condensed Consolidating Statement of Cash Flows

For the three months ended September 30, 2006

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$379	$(16)	$353	$—	$716

Investing activities:
Property, plant and equipment	(1)	—	(281)	—	(282)
Investments	(12)	—	(173)	—	(185)
Proceeds from sale of investments and non-current assets	5	—	283	—	288

Net cash used in investing activities	(8)	—	(171)	—	(179)

Financing activities:
Borrowings	—	—	145	—	145
Repayment of borrowings	—	—	(190)	—	(190)
Issuance of shares	—	58	10	—	68
Repurchase of shares	—	(59)	—	—	(59)
Dividends paid	—	—	(3)	—	(3)

Net cash used in financing activities	—	(1)	(38)	—	(39)

Net increase (decrease) in cash and cash equivalents	371	(17)	144	—	498
Cash and cash equivalents, beginning of period	4,094	17	1,672	—	5,783
Exchange movement on opening cash balance	—	—	11	—	11

Cash and cash equivalents, end of period	$4,465	$—	$1,827	$—	$6,292

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 17—Supplemental Guarantor Information (continued)

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

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of News Corporation and its subsidiaries’ (together “News Corporation” or the “Company”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as recent developments that have occurred to date during fiscal 2008 that the Company believes are important in understanding the results of operations and financial condition or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2007 and 2006. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2007 and 2006. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

The Company enters into arrangements with third parties to co-produce many of its theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. The parties to these arrangements include studio and non-studio entities, both domestic and foreign. In several of these agreements, other parties control certain distribution rights. The Filmed Entertainment segment records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, receive a participation based on the respective third-party investor’s interest in the profits or losses incurred on the film. Consistent with the requirements of Statement of Position 00-2, “Accounting by Producers or Distributors of Films,” the estimate of a third-party investor’s interest in profits or losses incurred on the film is determined by reference to the ratio of actual revenue earned to date in relation to total estimated ultimate revenues.

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

In Asia, STAR's channels are primarily distributed to local cable operators or other pay-television platform operators for distribution to their subscribers. STAR derives its revenue from the sale of advertising time and affiliate fees from these pay-television platform operators.

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

The profitability of these long-term national sports contracts is based on the Company’s best estimates at September 30, 2007 of directly attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied at September 30, 2007, a loss may be recorded. Should revenues improve as compared to estimated revenues, the Company may have an improved operating profit related to the contract, which may be recognized over the estimated remaining contract term.

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

Magazines and Inserts

The Magazine and Inserts segment derives revenues from the sale of advertising space in free-standing inserts, in-store marketing products and services, promotional advertising, subscriptions and production fees. Adverse changes in general market conditions for advertising may affect revenues. Operating expenses for the Magazine and Inserts segment include paper costs, promotional, printing, retail commissions, distribution and production costs. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead.

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

Other

NDS

NDS supplies open end-to-end digital technology and services to digital pay-television platform operators and content providers. NDS technologies include conditional access and microprocessor security, broadcast stream management, set-top box and residential gateway middleware, electronic program guides, digital video recording technologies and interactive infrastructure and applications. NDS provides technologies and services supporting standard definition and high definition televisions and a variety of industry, Internet and Internet protocol standards, as well as technology for mobile devices. NDS’ software systems, consultancy and systems integration services are focused on providing platform operators and content providers with technology to help them profit from the secure distribution of digital information and entertainment to consumer devices which incorporate various technologies supplied by NDS.

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

Other Business Developments

On July 31, 2007, the Company entered into a definitive merger agreement (the “Merger Agreement”) with Dow Jones Company, Inc. (“Dow Jones”), pursuant to which the Company agreed, subject to the terms and conditions of the Merger Agreement, to acquire Dow Jones in a transaction valued at approximately $5.7 billion. Members of the Bancroft family and related trusts owning approximately 37% of Dow Jones voting stock have agreed to vote their shares in favor of the transaction. Under the terms of the Merger Agreement, a subsidiary of the Company will be merged with and into Dow Jones, and Dow Jones stockholders will be entitled to receive in such merger $60 in cash for each share of Dow Jones stock they own or to make an election to have some or all of their shares of Dow Jones converted into a number of Class B common units of a newly formed subsidiary of the Company, Ruby Newco LLC (each Class B common unit of Ruby Newco LLC will be exchangeable for (subject to adjustment) one share of the Company’s Class A common stock, par $0.01 per share (“Class A Common Stock”) in accordance with the terms and conditions of such subsidiary’s operating agreement). The allocation procedures under the Merger Agreement provide that Ruby Newco LLC Class B common units will be received by no more than 250 record holders of Dow Jones shares and in exchange for not more than 10% of the outstanding shares of Dow Jones common stock and Dow Jones Class B common stock, in the aggregate. The obligations of the Company and Dow Jones to complete the merger are subject to customary closing conditions, including, among other things, adoption of the Merger Agreement by the affirmative vote of a majority of the votes entitled to be cast by the holders of Dow Jones common stock and Dow Jones Class B common stock at a special meeting of Dow Jones stockholders, voting together as a single class, the execution of an editorial agreement, the establishment by the Company of a special committee as contemplated under such editorial agreement, regulatory approvals and other customary closing conditions. The Merger Agreement contains certain termination rights for both the Company and Dow Jones, including the right of Dow Jones to terminate the agreement to enter into an alternative transaction that constitutes a superior acquisition proposal. Upon termination of the Merger Agreement under specified circumstances, including by Dow Jones to accept a superior acquisition proposal, Dow Jones would be required to pay a termination fee of $165 million less any previously paid expenses. The acquisition is expected to be completed in the fourth quarter of calendar 2007. The Company has agreed, upon consummation of the transaction, to appoint a member of the Bancroft family or another mutually acceptable person to the Company’s Board of Directors. The Company believes that this acquisition will position it as a leader in the financial news and information market and will enhance its ability to adapt to future challenges and opportunities within the Company’s Newspapers segment and across the Company’s other related business segments.

In June 2007, the Company announced its plan to sell nine of its FOX-affiliated television stations. No agreement has yet been entered into with respect to the sale of these stations.

RESULTS OF OPERATIONS

Results of Operations—For the three months ended September 30, 2007 versus the three months ended September 30, 2006.

The following table sets forth the Company’s operating results for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006.

	For the three months ended September 30,
	2007	2006	Change	% Change
	($ in millions)
Revenues	$7,067	$5,914	$1,153	19%
Expenses:
Operating	4,408	3,754	654	17%
Selling, general and administrative	1,290	1,102	188	17%
Depreciation and amortization	322	207	115	56%

Total operating income	1,047	851	196	23%

Equity earnings of affiliates	246	243	3	1%
Interest expense, net	(213)	(200)	(13)	7%
Interest income	100	75	25	33%
Other, net	—	428	(428)	* *

Income before income tax expense and minority interest in subsidiaries	1,180	1,397	(217)	(16)%
Income tax expense	(414)	(538)	124	(23)%
Minority interest in subsidiaries, net of tax	(34)	(16)	(18)	113%

Net income	$732	$843	$(111)	(13)%

Diluted earnings per share (1)	$0.23	$0.27	$(0.04)	(15)%

**	not meaningful
(1)	Represents earnings per share based on the total weighted average shares outstanding (Class A Common Stock and Class B common stock, par value $0.01 per share (“Class B Common Stock”) combined) for the three months ended September 30, 2007 and 2006. During fiscal 2007, Class A Common Stock carried rights to a greater dividend than Class B Common stock. Subsequent to the final fiscal 2007 dividend, shares of Class A Common Stock cease to carry any rights to a greater dividend than shares of Class B Common Stock. See Note 15—Earnings Per Share.

Overview—The Company’s revenues increased 19% for the three months ended September 30, 2007 as compared to the corresponding period of fiscal 2007. The increase for the three months ended September 30, 2007 was primarily due to revenue increases at the Filmed Entertainment, DBS, Cable Network Programming, Newspapers and Other segments.

Operating expenses increased 17% for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 primarily due to increased production and participation costs and higher releasing costs at the Filmed Entertainment segment. Also contributing to the operating expenses increase for the three months ended September 30, 2007 were higher entertainment and sports rights amortization at the Cable Network Programming, Television and DBS segments.

Selling, General, and Administrative expenses increased 17% for the three months ended September 30, 2007 as compared to the corresponding period of fiscal 2007, primarily due to incremental expenses related to acquisitions. Also contributing to the increase for the three months ended September 30, 2007 were higher employee costs and Internet initiatives.

Depreciation and amortization increased 56% during the three months ended September 30, 2007 as compared to the corresponding period of fiscal 2007. The increases in depreciation and amortization were primarily due to accelerated depreciation at the Newspaper segment and an increase in the amortization of finite lived intangible assets in conjunction with acquisitions made in fiscal 2007. Also contributing to the increase was additional property, plant and equipment placed into service.

Operating income increased 23% for the three months ending September 30, 2007 as compared to the corresponding period of fiscal 2007, primarily due to increased Operating income at the Filmed Entertainment, Cable Network Programming, DBS segments and improved Operating results at the Other segments.

During the three months ended September 30, 2007, the Company’s international operations benefited from the weakening of the U.S. dollar which resulted in an increase of approximately 3% in both revenues and Operating income as compared to the corresponding period of fiscal 2007.

Interest expense, net—Interest expense, net increased $13 million as compared to the corresponding period of fiscal 2007, primarily due to the issuance of $1 billion 6.15% Senior Notes due 2037 in March 2007.

Interest income—Interest income increased $25 million as compared to the corresponding period of fiscal 2007, primarily as a result of higher cash balances.

Equity earnings of affiliates—Net earnings from affiliates for the three months ended September 30, 2007 increased $3 million as compared to the corresponding period of fiscal 2007. The increase was primarily due to higher earnings at Gemstar-TV Guide International (included in Other equity affiliates) due to a reduced tax provision, partially offset by lower contributions from British Sky Broadcasting Group plc (“BSkyB”) and The DIRECTV Group, Inc. (“DIRECTV”). At BSkyB, the decline in equity earnings was primarily due to higher costs associated with its broadband offering, increased product upgrade volumes and increased sports rights. The decreases in equity earnings from DIRECTV were primarily due to higher set-top box depreciation and product upgrade costs.

	For the three months ended September 30,
	2007	2006	Change	% Change
	(in millions)
British Sky Broadcasting Group plc	$64	$82	$(18)	(22)%
The DIRECTV Group, Inc.	104	116	(12)	(10)%
Other DBS equity affiliates	5	9	(4)	(44)%
Cable channel equity affiliates	23	21	2	10%
Other equity affiliates	50	15	35	* *

Total equity earnings of affiliates	$246	$243	$3	1%

**	not meaningful

Other, net—Other, net consisted of the following:

	For the three months ended September 30,
	2007	2006
	(in millions)
Gain on the sale of China Network Systems (a)	$102	$—
Gain on the sale of Sky Brasil (a)	—	261
Gain on the sale of Phoenix Satellite Television Holdings Limited (a)	—	136
Change in fair value of exchangeable securities (b)	(87)	38
Other	(15)	(7)

Total Other, net	$—	$428

(a)	See Note 6—Investments.
(b)	The Company has certain outstanding exchangeable debt securities which contain embedded derivatives. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), these embedded derivatives require separate accounting and, as such, changes in their fair value are recognized in Other, net. A significant variance in the price of underlying stock could have a material impact on the operating results of the Company.

Income tax expense—The Company’s effective tax rate for the three months ended September 30, 2007 of approximately 35% was lower than the effective tax rate for the first quarter of fiscal 2007. The decrease was primarily due to a reduction in a valuation allowance due to foreign legislation changes and a reduced statutory rate in the United Kingdom.

Net income—Net income decreased $111 million for the three months ended September 30, 2007 as compared to the corresponding period of fiscal 2007. This decrease was primarily due to the absence of the gain on the sale of Sky Brasil and Phoenix Satellite Television Holdings Limited included in Other, net in the corresponding period of fiscal 2007 and the increases in Operating and Selling, general and administrative expenses noted above. The decrease in Net income was partially offset by the increase in revenues noted above.

Segment Analysis:

The following table sets forth the Company’s revenues and operating income by segment for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006.

	For the three months ended September 30,
	2007	2006	Change	% Change
	(in millions)
Revenues:
Filmed Entertainment	$1,582	$1,213	$369	30%
Television	1,145	1,103	42	4%
Cable Network Programming	1,102	889	213	24%
Direct Broadcast Satellite Television	747	622	125	20%
Magazines and Inserts	264	275	(11)	(4)%
Newspapers	1,244	1,049	195	19%
Book Publishing	330	368	(38)	(10)%
Other	653	395	258	65%

Total revenues	$7,067	$5,914	$1,153	19%

Operating income (loss):
Filmed Entertainment	$362	$239	$123	51%
Television	183	192	(9)	(5)%
Cable Network Programming	289	249	40	16%
Direct Broadcast Satellite Television	48	(13)	61	* *
Magazines and Inserts	79	78	1	1%
Newspapers	93	124	(31)	(25)%
Book Publishing	36	55	(19)	(35)%
Other	(43)	(73)	30	(41)%

Total operating income	$1,047	$851	$196	23%

**	not meaningful

Filmed Entertainment (22% and 20% of the Company’s consolidated revenues in the first quarter of fiscal 2008 and 2007, respectively)

For the three months ended September 30, 2007, revenues at the Filmed Entertainment segment increased $369 million, or 30%, as compared to the corresponding period of fiscal 2007. This increase was primarily due to increases in worldwide theatrical, home entertainment, pay television and free television revenues. The increase in worldwide theatrical revenues in fiscal 2008 was primarily due to the worldwide success of The Simpsons Movie and Live Free or Die Hard. The first quarter of fiscal 2007 included theatrical revenues from Little Miss Sunshine and The Devil Wears Prada. The increase in home entertainment revenue for the quarter was primarily driven by an increase from the sale and distribution of television titles such as Family Guy and Prison Break. Also contributing to the increase in home entertainment revenues for the quarter was the worldwide home entertainment release of Pathfinder and The Hills Have Eyes II. The corresponding period of fiscal 2007 included the domestic home entertainment release of The Sentinel. Home entertainment revenues generated from the sale and distribution of film and television titles in the three months ended September 30, 2007 were 64% and 36%, respectively, of total home entertainment revenues. The increase in syndication revenues was primarily due to the worldwide availability of Family Guy and higher international revenues from Prison Break. The increases in worldwide pay television and free television revenues for motion picture product were primarily due to a stronger film lineup and more feature films available during the first quarter of fiscal 2008 as compared to first quarter of fiscal 2007.

Operating income at the Filmed Entertainment segment for the three months ended September 30, 2007 increased $123 million, or 51%, as compared to the corresponding period of fiscal 2007. The increase was primarily due to the revenue increases noted above, partially offset by a $221 million increase in operating expenses and higher selling, general, and administrative expenses. The increase in operating expenses was due to an increase in amortization of production costs, higher participation costs and higher releasing costs.

Television (16% and 19% of the Company’s consolidated revenues in the first quarter of fiscal 2008 and 2007, respectively)

For the three months ended September 30, 2007, Television segment revenues increased $42 million, or 4%, as compared to fiscal 2007. The Television segment reported a decrease in Operating income for the three months ended September 30, 2007 of $9 million, or 5%, as compared to the three months ended September 30, 2006.

Revenue for the three months ended September 30, 2007 at the Company’s U.S. television operations increased 2% as compared to the corresponding period of fiscal 2007. The increase was primarily due to higher FOX prime-time advertising revenue from the Emmy Awards, which was televised on FOX in fiscal 2008, as well as higher pricing and additional commercial spots sold. The revenue increases noted above were partially offset by a decrease in political advertising revenue at the Company’s television stations and revenue decreases at the Company-owned MyNetworkTV affiliated stations. Operating income for the three months ended September 30, 2007 at the Company’s U.S. television operations decreased approximately 7% as compared to the corresponding period of fiscal 2007. The decrease in Operating income was a result of a $16 million increase in sports programming costs related to the new MLB contract and a $7 million increase reflecting a full quarter of operating losses at MyNetworkTV which was launched in September 2006, partially offset by the increase in revenues noted above.

Revenues for the three months ended September 30, 2007 at the Company’s international television operations increased as compared to the corresponding period of fiscal 2007. The increase was primarily due to higher advertising revenues in India and higher subscription revenues. Operating income at the Company’s international television operations increased for the three months ended September 30, 2007 as compared to the corresponding period of fiscal 2007, primarily due to the revenue increases noted above which were partially offset by an increase in programming costs.

Cable Network Programming (16% and 15% of the Company’s consolidated revenues in the first quarter of fiscal 2008 and 2007, respectively)

For the three months ended September 30, 2007, revenues for the Cable Network Programming segment increased $213 million, or 24%, as compared to fiscal 2007.

Fox News’ revenues increased 34% for the three months ended September 30, 2007 as compared to the corresponding period of fiscal 2007, primarily due to net affiliate and advertising revenue increases. Net affiliate revenues increased for the three months ended September 30, 2007, primarily due to higher average rates per subscriber and lower cable distribution amortization as compared to the corresponding period of fiscal 2007. Advertising revenues for the three months ended September 30, 2007 increased 10% as compared to the corresponding period of fiscal 2007 due to higher volume and higher pricing. As of September 30, 2007, Fox News reached approximately 95 million Nielsen households.

The RSNs’ revenues increased 10% for the three months ended September 30, 2007 as compared to the corresponding period of fiscal 2007, primarily due to net affiliate and advertising revenue increases. Net affiliate revenues increased 12% for the three months ended September 30, 2007, primarily due to higher average rates per subscribers and a higher number of subscribers as compared to the corresponding period of fiscal 2007. The 9% increase in advertising revenues during the three months ended September 30, 2007 was primarily due to additional revenues from the increased number of MLB games and higher revenue rates.

FX’s revenues increased 6% for the three months ended September 30, 2007 as compared to the corresponding period of fiscal 2007, primarily due to net affiliate and advertising revenue increases. Net affiliate revenues increased 8% for the three months ended September 30, 2007, primarily due to an increase in the average rate per subscriber and the number of subscribers as compared to the corresponding period of fiscal 2007. Advertising revenues increased 6% for the three months ended September 30, 2007, primarily due to higher pricing and volume as compared to the corresponding period of fiscal 2007. As of September 30, 2007, FX reached approximately 95 million Nielsen households.

Revenues at the Company’s international cable channels increased for the three months ended September 30, 2007 as compared to the corresponding period of fiscal 2007, primarily due to the consolidation of NGC Network International LLC (“NGC International”) and NGC Network Latin America LLC (“NGC Latin America”) beginning January 2007. Also contributing to these increases were improved advertising sales and subscriber growth at the other FIC channels.

For the three months ended September 30, 2007, operating income at the Cable Network Programming segment increased $40 million, or 16%, as compared to the corresponding period of fiscal 2007, primarily due to the increase in revenues noted above. The revenue increases were partially offset by a $118 million increase in operating expenses and higher selling, general, and administrative expenses and higher depreciation and amortization expense. The increase in operating expenses was due to higher programming rights as a result of higher per game rights and an increase in the number of MLB games, the launches of the Big Ten Network in August 2007, the incremental expenses associated with the consolidation of NGC International and NGC Latin America beginning in January 2007 and the costs associated with the launch of Fox Business Network in October 2007.

Direct Broadcast Satellite Television (10% of the Company’s consolidated revenues in the first quarter of fiscal 2008 and 2007)

For the three months ended September 30, 2007, SKY Italia revenues increased $125 million, or 20%, as compared to the corresponding period of fiscal 2007. This revenue growth was primarily driven by an increase of approximately 410,000 subscribers over the corresponding period of fiscal 2007 and the weakening of the U.S. dollar which resulted in an 8% increase in revenue. During the first quarter of fiscal 2008, SKY Italia added approximately 45,000 net subscribers, which increased SKY Italia’s total subscriber base to 4.2 million at September 30, 2007. The total churn for the three months ended September 30, 2007 was approximately 150,000 subscribers on an average subscriber base to 4.2 million, as compared to churn of approximately 147,000 subscribers on an average subscriber base of 3.8 million in the first quarter of fiscal 2007. Subscriber churn for the period represents the number of SKY Italia subscribers whose service was disconnected during the period.

Average revenue per subscriber (“ARPU”) for the three months ended September 30, 2007 was approximately €39 and was consistent with that of fiscal 2007. SKY Italia calculates ARPU by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue for the period. Average subscribers are calculated for the respective periods by adding the beginning and ending subscribers for the period and dividing by two.

Subscriber acquisition costs per subscriber (“SAC”) of approximately €250 in the first quarter of fiscal 2008 decreased over the first quarter of fiscal 2007, primarily due to decreased marketing costs both in the aggregate and on a per gross addition basis due to a higher number of gross SKY Italia subscribers added during the first quarter of fiscal 2008 as compared to the prior year period. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross SKY Italia subscribers added during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly by SKY Italia to subscribers and the costs related to installation and acquisition advertising, net of any upfront activation fee. SKY Italia excludes the value of equipment capitalized under SKY Italia’s equipment lease program, as well as payments and the value of returned equipment related to disconnected lease program subscribers from subscriber acquisition costs.

For the three months ended September 30, 2007, SKY Italia’s operating results improved by $61 million as compared to the corresponding period of fiscal 2007. The increase was primarily due to the revenue increases noted above, partially offset by a $56 million increase in operating expenses. The increase in operating expenses was due to higher fees paid for content as a result of an increase in number of subscribers and the additions of new channels. The weakening of the U.S. dollar represented 6% of the total improvement in operating results.

Magazines and Inserts (4% and 5% of the Company’s consolidated revenues in the first quarter of fiscal 2008 and 2007, respectively)

For the three months ended September 30, 2007, revenues at the Magazines and Inserts segment decreased $11 million, or 4%, as compared to the corresponding period of fiscal 2007, primarily due to a decrease in volume and rates of free-standing insert products. These decreases were partially offset by higher volume and rates for in-store marketing products.

For the three months ended September 30, 2007, Operating income at the Magazines and Inserts segment increased $1 million, or 1%, as compared to the corresponding period of fiscal 2007. The increase was primarily due to a decrease in commission expense which was partially offset by the decreases in revenue noted above.

Newspapers (18% of the Company’s consolidated revenues in the first quarter of fiscal 2008 and 2007)

For the three months ended September 30, 2007, revenues at the Newspaper segment increased $195 million, or 19%, as compared to the corresponding period of fiscal 2007. Operating income for the three months ended September 30, 2007 decreased $31 million, or 25%, as compared to the corresponding period of fiscal 2007. During the three months ended September 30, 2007, the weakening of the U.S. dollar resulted in increases of approximately 9% and 16% in revenues and operating income, respectively, as compared to the corresponding period of fiscal 2007.

For the three months ended September 30, 2007, the Australian newspapers’ revenues increased 29%, primarily due to incremental revenues from the acquisition of the Federal Publishing Company’s group of companies in April 2007, favorable foreign exchange movements and higher advertising and circulation revenues. Operating income for the three months ended September 30, 2007 increased 28% as compared to the corresponding period of fiscal 2007, primarily due to the revenue increases noted above which were partially offset by an increase in employee related costs.

For the three months ended September 30, 2007, the UK newspapers’ revenues increased 10% over the corresponding period of fiscal 2007, primarily due to higher Internet and circulation revenues, as well as favorable foreign exchange movements. Internet revenues increased primarily due to the incremental revenues from acquisitions made in fiscal 2007 and higher Internet advertising revenues. Circulation revenues increased due to cover price increases which were partially offset by lower circulation. These increases were partially offset by lower advertising revenues, primarily due to lower inserts, mono display and classified revenue. Operating income decreased for the three months ended September 30, 2007 as compared to the corresponding period of fiscal 2007. The decrease was primarily due to incremental accelerated depreciation of $62 million recorded for the printing presses and printing facilities that will be replaced earlier than originally anticipated. The Company’s upgrade to new printing plants and presses is expected to be completed in the fourth quarter of fiscal 2008.

Book Publishing (5% and 6% of the Company’s consolidated revenues in the first quarter of fiscal 2008, and 2007, respectively)

For the three months ended September 30, 2007, revenues at the Book Publishing segment decreased $38 million, or 10%, as compared to the corresponding period of fiscal 2007, due to a lower number of released titles. This decrease was partially offset by distribution revenues earned on the release of the latest Harry Potter series book published by Scholastic during the first quarter of fiscal 2008. During the three months ended September 30, 2007, HarperCollins had 51 titles on The New York Times Bestseller List with six titles reaching the number one position. Notable sales performances during the three months ended September 30, 2007 included The Dangerous Book For Boys by Conn and Hal Iggulden, Motor Mouth by Janet Evanovich, Deceptively Delicious by Jessica Seinfeld, Ike by Michael Korda and Ana’s Story by Jenna Bush. Operating income for the three months ended September 30, 2007 decreased $19 million, or 35%, as compared to the corresponding period of fiscal 2007, primarily due to the decreases in revenues noted above which were partially offset by a corresponding decrease in cost of sales.

Other (9% and 7% of the Company’s consolidated revenues in the first quarter of fiscal 2008 and 2007, respectively)

For the three months ended September 30, 2007, revenues at the Other operating segment increased $258 million, or 65%, as compared to the corresponding period of fiscal 2007, primarily due to incremental revenues received from the search technology and services agreement with Google and increased advertising revenues from FIM’s Internet sites. The revenue increase was also driven by incremental revenues from Jamba which was acquired in January 2007.

Operating results for the three months ended September 30, 2007, increased $30 million, or 41%, as compared to the corresponding period of fiscal 2007. The increase was primarily due to a $16 million increase in operating results at FIM which was due to the revenue increases at FIM noted above. The improvements in operating results were partially offset by start up losses at the Company’s Eastern European broadcasting initiatives.

Liquidity and Capital Resources

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds; however, the Company has access to the worldwide capital markets, a $2.25 billion revolving credit facility and various film co-production alternatives to supplement its cash flows. Also, as of September 30, 2007, the Company had consolidated cash and cash equivalents of approximately $8.1 billion. The Company believes that cash flows from operations will be adequate for the Company to conduct its operations. The Company’s internally generated funds are highly dependent upon the state of the advertising market and public acceptance of film and television products. Any significant decline in the advertising market or the performance of the Company’s films could adversely impact its cash flows from operations which could require the Company to seek other sources of funds including proceeds from the sale of certain assets or other alternative sources.

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

On July 31, 2007, the Company entered into the Merger Agreement with Dow Jones, pursuant to which the Company agreed, subject to the terms and conditions of the Merger Agreement, to acquire Dow Jones in a transaction valued at approximately $5.7 billion including the assumption of $.4 billion of indebtedness. Under the terms of the Merger Agreement, Dow Jones stockholders will be entitled to receive $60 in cash for each share of Dow Jones stock they own or to make an election to have some or all of their shares of Dow Jones converted into a number of Class B common units of a newly formed subsidiary of the Company, Ruby Newco LLC (each Class B common unit of Ruby Newco LLC will be exchangeable for (subject to adjustment) one share of the Company’s Class A Common Stock in accordance with the terms and conditions of such subsidiary’s operating agreement). The obligations of the Company and Dow Jones to complete the merger are subject to customary closing conditions, including, among other things, adoption of the Merger Agreement by the affirmative vote of a majority of the votes entitled to be cast by the holders of Dow Jones common stock and Dow Jones Class B common stock at a special meeting of Dow Jones stockholders, voting together as a single class, the execution of an editorial agreement, the establishment by the Company of a special committee as contemplated under such editorial agreement, regulatory approvals and other customary closing conditions. The acquisition is expected to be completed in the fourth quarter of calendar 2007. The Company intends to use cash on hand to pay the cash portion of the merger consideration.

Sources and uses of cash

Net cash provided by operating activities for the three months ended September 30, 2007 and 2006 was as follows (in millions):

For the three months ended September 30,	2007	2006
Net cash provided by operating activities	$803	$716

The increase in net cash provided by operating activities during the three months ended September 30, 2007 as compared to the corresponding period of fiscal 2007 reflects higher home entertainment receipts at the Filmed Entertainment segment which was partially offset by higher tax payments.

Net cash used in investing activities for the three months ended September 30, 2007 and 2006 was as follows (in millions):

For the three months ended September 30,	2007	2006
Net cash used in investing activities	$(325)	$(179)

Net cash used in investing activities during the three months ended September 30, 2007 increased as compared to the corresponding period of fiscal 2007. The increase was primarily due to increased investments and higher capital expenditures.

The increased investments were primarily due to the Company’s acquisition of Photobucket in July 2007. The increases in capital expenditures were primarily due to expenditures related to the launch of Fox Business Network in October 2007.

Net cash used in financing activities for the three months ended September 30, 2007 and 2006 was as follows (in millions):

For the three months ended September 30,	2007	2006
Net cash used in financing activities	$(53)	$(39)

The increase in net cash used in financing activities was primarily due to an increase in stock repurchases of approximately $63 million. During the first quarter of fiscal 2008, the Company repurchased 6.0 million shares for $122 million under the Company’s stock repurchase program as compared to repurchases of 3.2 million shares for $59 million during the first quarter of fiscal 2007.

Debt Instruments

For the three months ended September 30,	2007	2006
	(in millions)
Borrowings
RZB loan	$7	$145
All other	3	—

Total borrowings	$10	$145

Repayments of borrowings
EBRD loan	$—	$(154)
All other	—	(36)

Total repayments of borrowings	$—	$(190)

Other

The Company’s 6.625% Senior Notes due 2008 in the amount of $350 million are due within the next twelve months and are classified as current borrowings as of September 30, 2007.

Stock Repurchase Program

On June 13, 2005, the Company announced that its Board of Directors (the “Board”) approved a stock repurchase program, under which the Company was authorized to acquire up to an aggregate of $3.0 billion in Class A Common Stock and Class B Common Stock. In May 2006, the Company announced that the Board authorized increasing the total amount of the stock repurchase program to $6.0 billion. The remaining authorized amount under the Company’s stock repurchase program at September 30, 2007, excluding commissions, was approximately $2 billion.

Ratings of the Public Debt

The table below summarizes the Company’s current credit ratings.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa 2	Stable
S&P	BBB+	Stable

In October 2007, the Standard & Poors (the “S&P”) raised the Company’s credit rating to BBB+ with a Stable outlook. At the same time, the S&P removed the ratings of the Company from CreditWatch with positive implications.

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

The Company will pay interest of a margin over LIBOR for borrowings and a letter of credit fee of 0.30%. The Company is subject to additional fees of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. Under the New Credit Agreement, NAI may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion. The New Credit Agreement is available for the general corporate purposes of NAI, the Company and its subsidiaries. The maturity date is in May 2012, however, NAI may request that the Lenders’ commitments be renewed for up to two additional one year periods. At September 30, 2007, no amounts were outstanding under the New Credit Agreement.

Commitments

In July 2007, the Company entered into a contract with the Big Ten Conference for rights to telecast certain Big Ten Conference sporting events through fiscal 2032. The Company will pay approximately $2.8 billion over the term of the contract for these rights.

Other than previously disclosed in the notes to these unaudited consolidated financial statements, the Company’s commitments have not changed significantly from disclosures included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on August 23, 2007.

Guarantees

The Company’s guarantees have not changed significantly from disclosures included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on August 23, 2007.

Contingencies

Other than previously disclosed in the notes to these consolidated financial statements, the Company is party to several purchase and sale arrangements which become exercisable over the next ten years by the Company or the counter-party to the agreement. In the next twelve months, none of these arrangements that become exercisable are material. Purchase arrangements that are exercisable by the counter-party to the agreement, and that are outside the sole control of the Company are accounted for in accordance with Emerging Issues Task Force Topic No. D-98 “Classification and Measurement of Redeemable Securities.” Accordingly, the fair values of such purchase arrangements are classified in Minority interest liabilities.

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

Recent Accounting Pronouncements

See Note 1—Basis of Presentation to the Unaudited Consolidated Financial Statements of News Corporation for discussion of recent accounting pronouncements.

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

At September 30, 2007, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $136 million (including the Company’s non-U.S. dollar- denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $16 million at September 30, 2007.

Interest Rates

The Company’s current financing arrangements and facilities include $12.5 billion of outstanding debt with fixed interest and the New Credit Agreement, which carries variable interest. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. As of September 30, 2007, substantially all of the Company’s financial instruments with exposure to interest rate risk were denominated in U.S. dollars and had an aggregate fair market value of $13.9 billion. The potential change in fair value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $591 million at September 30, 2007.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity affiliates and had an aggregate fair value of approximately $23,426 million as of September 30, 2007. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $21,084 million. Such a hypothetical decrease would result in a decrease in comprehensive income of approximately $21 million, as any changes in fair value of the Company’s equity affiliates are not recognized unless deemed other-than-temporary, as these investments are accounted for under the equity method.

In accordance with SFAS No. 133, the Company has recorded the conversion feature embedded in its exchangeable debentures in other liabilities. At September 30, 2007, the fair value of this conversion feature was $434 million and this conversion feature is sensitive to movements in the share price of one of the Company’s publicly traded equity affiliates. A significant variance in the price of the underlying stock could have a material impact on the operating results of the Company. A 10% increase in the price of the underlying shares, holding other factors constant, would increase the fair value of the call option by approximately $137 million.

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

(b) Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 12-Contingencies to the unaudited consolidated financial statements, which is incorporated herein by reference.

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

In addition, the Company currently has in place a stockholder rights plan, which would cause extreme dilution to any person or group that attempts to acquire a significant interest in the Company without advance approval of the Board. Further, as a result of Mr. K. Rupert Murdoch’s ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns 1.6% of the Company’s Class A Common Stock and 30.1% of the Class B Common Stock, Mr. K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. Mr. K. Rupert Murdoch, however, disclaims any beneficial ownership of those shares. Also, Mr. K. Rupert Murdoch beneficially owns an additional 1.1% of the Class A Common Stock and 1.1% of the Class B Common Stock. Thus, Mr. K. Rupert Murdoch may be deemed to beneficially own in the aggregate 2.7% of the Class A Common Stock and 31.2% of the Class B Common Stock. If the Share Exchange Agreement is consummated, the Company intends to redeem the rights issued under the stockholder rights plan at that time and to take the necessary steps to declassify its classified board structure. Further, if the Share Exchange Agreement is consummated, the aggregate voting power represented by the shares of Class B Common Stock held by Mr. K. Rupert Murdoch and the Murdoch Family Trust would increase to approximately 38.6% of the Company’s aggregate voting power, subject to further increase to approximately 39.9% if the Company completes its previously announced stock repurchase program.

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

Below is a summary of the Company’s purchases of its Class A Common Stock and Class B Common Stock during the three months ended September 30, 2007:

	Total Number of Shares Purchased	Average Price per Share	Total Cost of Purchase
			(in millions)
Common Stock—July Class A	—	$—	$—
Common Stock—July Class B	—	—	—
Common Stock—August Class A	4,500,000	20.46	92
Common Stock—August Class B	—	—	—
Common Stock—September Class A	1,500,000	20.25	30
Common Stock—September Class B	—	—	—

Total	6,000,000		$122

The remaining authorized amount at September 30, 2007, excluding commission under the Company’s stock repurchase program was approximately $2,027 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a) Exhibits.

2.1	Agreement and Plan of Merger, by and among Dow Jones & Company, Inc., News Corporation, Ruby Newco LLC and Diamond Merger Sub Corporation, dated as of July 31, 2007. (Incorporated by reference to Exhibit 2.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 1, 2007.)

10.1	Voting and Support Agreement, by and among News Corporation and the signatory stockholders thereto, dated as of July 31, 2007. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 1, 2007.)

10.2	Form of Agreement, by and among Dow Jones & Company, Inc. News Corporation and the Special Committee. (Incorporated by reference to Exhibit 10.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 1, 2007.)

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION
(Registrant)

By:	/s/ David F. DeVoe
David F. DeVoe
Senior Executive Vice President and
Chief Financial Officer

Date: November 7, 2007