Form 10-Q
period 2007-12-31
NEWS CORP
filed 2008-02-06
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2007

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

NEWS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

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

As of February 1, 2008, 2,140,726,442 shares of Class A Common Stock, par value $0.01 per share, and 986,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	For the three months ended December 31,		For the six months ended December 31,
	2007	2006	2007	2006
Revenues	$8,590	$7,844	$15,657	$13,758
Expenses:
Operating	5,443	5,341	9,851	9,095
Selling, general and administrative	1,442	1,153	2,732	2,255
Depreciation and amortization	287	206	609	413

Operating income	1,418	1,144	2,465	1,995
Other income (expense):
Equity (losses) earnings of affiliates	(50)	249	196	492
Interest expense, net	(245)	(212)	(458)	(412)
Interest income	78	72	178	147
Other, net	187	18	187	446

Income before income tax expense and minority interest in subsidiaries	1,388	1,271	2,568	2,668
Income tax expense	(520)	(431)	(934)	(969)
Minority interest in subsidiaries, net of tax	(36)	(18)	(70)	(34)

Net income	$832	$822	$1,564	$1,665

Per share amounts:
Basic earnings	$0.27		$0.50
Class A		$0.27		$0.56
Class B		$0.23		$0.46
Diluted earnings	$0.27		$0.50
Class A		$0.27		$0.55
Class B		$0.23		$0.46

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	At December 31, 2007	At June 30, 2007
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$3,495	$7,654
Receivables, net	7,489	5,842
Inventories, net	2,719	2,039
Other	625	371

Total current assets	14,328	15,906

Non-current assets:
Receivables	509	437
Investments	10,959	11,413
Inventories, net	2,823	2,626
Property, plant and equipment, net	6,585	5,617
Intangible assets, net	13,998	11,703
Goodwill	18,294	13,819
Other non-current assets	1,420	822

Total assets	$68,916	$62,343

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings	$836	$355
Accounts payable, accrued expenses and other current liabilities	5,567	4,545
Participations, residuals and royalties payable	1,403	1,185
Program rights payable	916	940
Deferred revenue	856	469

Total current liabilities	9,578	7,494

Non-current liabilities:
Borrowings	13,213	12,147
Other liabilities	4,831	3,319
Deferred income taxes	5,503	5,899
Minority interest in subsidiaries	1,039	562
Commitments and contingencies

Stockholders’ Equity:
Class A common stock(1)	21	21
Class B common stock(2)	10	10
Additional paid-in capital	27,400	27,333
Retained earnings and accumulated other comprehensive income	7,321	5,558

Total stockholders’ equity	34,752	32,922

Total liabilities and stockholders’ equity	$68,916	$62,343

(1)

Class A common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 2,140,324,444 shares and 2,139,585,571 shares issued and outstanding, net of 1,777,514,167 and 1,777,593,698 treasury shares at par at December 31, 2007 and June 30, 2007, respectively.

(2)

Class B common stock, par value $0.01 per share, 3,000,000,000 shares authorized, 986,520,953 shares issued and outstanding, net of 313,721,702 treasury shares at par at December 31, 2007 and June 30, 2007.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the six months ended December 31,
	2007	2006
Operating activities:
Net income	$1,564	$1,665
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	609	413
Amortization of cable distribution investments	35	39
Equity earnings of affiliates	(196)	(492)
Cash distributions received from affiliates	158	121
Other, net	(187)	(446)
Minority interest in subsidiaries, net of tax	70	34
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(1,441)	(1,014)
Inventories, net	(667)	(586)
Accounts payable and other liabilities	794	971

Net cash provided by operating activities	739	705

Investing activities:
Property, plant and equipment, net of acquisitions	(699)	(608)
Acquisitions, net of cash acquired	(5,368)	(292)
Investments in equity affiliates	(21)	(181)
Other investments	(40)	(297)
Proceeds from sale of investments and other non-current assets	299	358

Net cash used in investing activities	(5,829)	(1,020)

Financing activities:
Borrowings	1,262	160
Repayment of borrowings	(132)	(190)
Issuance of shares	66	173
Repurchase of shares	(122)	(59)
Dividends paid	(186)	(185)
Other, net	22	—

Net cash provided by (used in) financing activities	910	(101)

Net decrease in cash and cash equivalents	(4,180)	(416)
Cash and cash equivalents, beginning of period	7,654	5,783
Exchange movement on opening cash balance	21	71

Cash and cash equivalents, end of period	$3,495	$5,438

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

News Corporation, a Delaware corporation, with its subsidiaries (together “News Corporation” or the “Company”), is a diversified entertainment company, which manages and reports its businesses in eight segments: Filmed Entertainment, Television, Cable Network Programming, Direct Broadcast Satellite Television (“DBS”), Magazines and Inserts, Newspapers and Information Services, Book Publishing and Other.

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

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to each reporting date. As such, all references to December 31, 2007 and December 31, 2006 relate to the three and six month periods ended December 30, 2007 and December 31, 2006, respectively. For convenience purposes, the Company continues to date its financial statements as of December 31.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” total comprehensive income for the Company consists of the following:

	For the three months ended December 31,		For the six months ended December 31,
	2007	2006	2007	2006
	(in millions)
Net income, as reported	$832	$822	$1,564	$1,665
Other comprehensive income:
Foreign currency translation adjustments	78	240	407	316
Unrealized holding gains (losses) on securities, net of tax	54	9	(28)	84

Total comprehensive income	$964	$1,071	$1,943	$2,065

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

On July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), which did not have a material impact to the Company’s liability for unrecognized tax benefits. Total unrecognized tax benefits at the date of adoption of FIN 48 were $2.2 billion, of which $2.0 billion would affect the Company’s effective income tax rate, if and when recognized in future fiscal years. The increase in the accrued balance during the six months ended December 31, 2007 was $210 million. The six month movement includes $27 million of acquired unrecognized tax benefits from the acquisition of Dow Jones & Company Inc. (“Dow Jones”). The Company does not presently anticipate such uncertain income tax positions will significantly increase or decrease in the next 12 months; however, actual developments in this area could differ from those currently expected. The implementation impact includes an increase in Other Liabilities of approximately $1.2 billion offset by a similar reduction in deferred income taxes as of July 1, 2007.

The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense, which is consistent with the recognition in prior reporting periods. Through July 1, 2007, the Company had recorded liabilities for accrued interest of $258 million. The increase in the accrual for interest for the six months ended December 31, 2007 was $66 million, which includes $6 million of acquired interest from Dow Jones.

The Internal Revenue Service recently concluded its examination of the Company’s U.S. federal income tax returns through 2002, and has commenced examining the Company’s returns for the years subsequent to 2002. Additionally, the Company’s income tax returns for the years 2000 through 2006 are under examination in various foreign jurisdictions.

In December 2007, FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 141R beginning in the first quarter of fiscal 2010. This standard will change the Company’s accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 160 beginning in the first quarter of fiscal 2010. The Company is currently evaluating what effects, if any, the adoption of SFAS No. 160 will have on the Company’s future results of operations and financial condition.

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

On December 13, 2007, the Company completed the acquisition of Dow Jones pursuant to the Agreement and Plan of Merger, dated as of July 31, 2007, by and among the Company, Ruby Newco LLC, a wholly-owned subsidiary of the Company (“Ruby Newco”), Dow Jones and Diamond Merger Sub Corporation, as amended (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, each share of Dow Jones common stock was converted into the right to receive, at the election of the holder, either (x) $60.00 in cash or (y) 2.8681 Class B common units of Ruby Newco. Each Class B common unit of Ruby Newco is convertible after a period of time into a share of News Corporation Class A common stock. The consideration for the acquisition was approximately $5,700 million which consists of: $5,100 million in cash, assumed net debt of approximately $330 million, approximately $200 million in equity instruments and the Company anticipates making additional acquisition related cash payments of $100 million during the remainder of fiscal 2008. The results of Dow Jones have been included in the Company’s unaudited consolidated statement of operations from December 13, 2007, the date of acquisition.

As part of the Dow Jones acquisition, the Company assumed total debt of $378 million which consisted of: 3.875% notes due 2008 in the amount of $225 million, $131 million in commercial paper, and a $22 million variable interest note. In December, the Company retired all of the commercial paper outstanding.

In addition, in December 2007, the Company issued approximately 8 million Class B common units of Ruby Newco, approximately 7 million stock options and approximately 500,000 restricted share units over the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”). The total fair value of these instruments was approximately $200 million.

News Corporation believes that this acquisition will position it as a leader in the financial news and information market and will enhance its ability to adapt to future challenges and opportunities within News Corporation’s Newspapers and Information Services segment and across the Company’s other related business segments.

The following Unaudited Pro Forma Consolidated Statements of Operations give effect to the Company’s acquisition of Dow Jones, as if the acquisition had occurred on July 1, 2006.

	For the three months ended December 31,		For the six months ended December 31,
	2007	2006(1)	2007	2006(1)
	(in millions, except per share amounts)
Revenue	$9,159	$8,322	$16,712	$14,642
Net income	835	809	1,536	1,606

Per share amounts:
Basic earnings	$0.27		$0.49
Class A		$0.27		$0.54
Class B		$0.22		$0.45

Diluted earnings	$0.27		$0.49
Class A		$0.27		$0.53
Class B		$0.22		$0.44

(1)	Excludes discontinued operations

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma data is provided for informational purposes only. The pro forma information is not necessarily indicative of the results that would have been obtained had the acquisition been completed at the dates indicated. In addition, the unaudited pro forma data does not purport to project the future financial position or operating results of the Company and Dow Jones.

Under the purchase method of accounting, the total purchase price is allocated to Dow Jones net tangible and intangible assets based upon Dow Jones’ estimated fair value as of the date of completion of the acquisition. Based upon the purchase price and the valuation performed, the preliminary purchase price allocation, which is subject to change based on the Company’s final analysis, is as follows:

As of December 31, 2007
(in millions)
Assets acquired:
Current assets	$444
Property, plant and equipment	634
Other assets	448
Intangible assets	2,093
Goodwill	3,934

Total assets acquired	$7,553

Liabilities assumed:
Current liabilities	$491
Deferred income taxes	744
Deferred revenue	218
Other liabilities	425
Borrowings	378

Total liabilities assumed	2,256
Minority interest in subsidiaries	165

Net assets acquired	$5,132

The Company has not finalized the detailed valuation studies necessary to arrive at the required estimates of the fair market value of the Dow Jones assets acquired and the liabilities assumed and the related allocations of purchase price. The Company allocated, on a preliminary basis, approximately $600 million to amortizable intangible assets primarily consisting of subscriber relationship intangible assets with a weighted-average useful life of 25 years. The Company also allocated, on a preliminary basis, approximately $1,500 million to trade names, which will not be amortized as they have an indefinite remaining useful life based primarily on their market position and the Company’s plans for continued indefinite use. Further, approximately $4,000 million was preliminarily allocated to goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill is not being amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) and is not deductible for tax purposes. The preliminary allocation of Goodwill is included in the Other segment, until the final valuation is complete. The amount of goodwill assumed will change depending on the fair values allocated to the tangible and intangible assets and liabilities acquired. For every $25 million reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets, Depreciation and amortization expense would increase by approximately $1 million per fiscal year, representing amortization expense assuming an average useful life of 25 years.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Actual allocations may differ from these once the Company has completed the valuation studies necessary to finalize the required purchase price allocations and identified any necessary conforming accounting changes for Dow Jones. There can be no assurance that this finalization will not result in material changes to the purchase price allocation above.

As a result of the Dow Jones acquisition, the Company established and approved plans to integrate the acquired operations into the Company’s Newspapers and Information Services segment, for which the Company preliminarily recorded approximately $150 million in accrued liabilities in December 2007. These purchase accounting adjustments consist of separation payments for certain Dow Jones executives under the change in control plan Dow Jones had previously established, non-cancelable lease commitments and lease termination charges for leased facilities that will be exited and other contract termination costs associated with the restructuring activities. The finalization of certain of these actions could result in changes in the accrual amount.

Disposals

In November 2007, Dow Jones announced that it would explore strategic alternatives for the Ottaway Community Newspapers (the “Ottaway Newspapers”), which the Company acquired as part of the Dow Jones transaction. The strategic options include, but are not limited to, the possible sale of some or all of the Ottaway Newspapers’ publications and related properties. No agreement has yet been entered into with respect to any transaction involving the Ottaway Newspapers. At December 31, 2007, the assets and liabilities of the Ottaway Newspapers are classified as assets held for sale. Assets held for sale of $25 million and $423 million are included in Other current assets and Other non-current assets, respectively, and liabilities related to assets held for sale of $23 million are included in other current liabilities in the Company’s consolidated balance sheet at December 31, 2007.

In December 2007, Fox Television Stations, Inc., a Delaware corporation and a wholly owned subsidiary of the Company and FoxCo Acquisition Sub, LLC, a Delaware limited liability company and an indirect, wholly owned subsidiary of Oak Hill Capital Partners III, L.P. (“Oak Hill Capital”), entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company agreed to sell eight of its owned-and-operated FOX network affiliated television stations (the “Stations”) to Oak Hill Capital for approximately $1.1 billion in cash. The Stations include: WJW in Cleveland, OH; KDVR in Denver, CO; KTVI in St. Louis, MO; WDAF in Kansas City, MO; WITI in Milwaukee, WI; KSTU in Salt Lake City, UT; WBRC in Birmingham, AL; and WGHP in Greensboro, NC. The transaction is subject to customary closing conditions, including, among other things, (a) regulatory approvals, (b) the receipt of the consent of the Federal Communications Commission (the “FCC”) relating to the assignment or transfer of control of the television broadcasting licenses issued by the FCC for the Stations and (c) with regard to two of the Stations only, certain other actions by the FCC in connection with the digital television facilities for the two Stations. In the event the closing condition described in (c) above is not satisfied or waived by Oak Hill Capital, the transaction shall be effected as a sale of six of the Stations, excluding the Stations described in (c) above, at an adjusted price. The transaction is expected to be completed in the third calendar quarter of 2008.

Fiscal 2007 Transactions

Acquisitions

In November 2006, the Company, together with a local Turkish partner, acquired TGRT (now called “FOX TV”), a national general interest free-to-air broadcast television station in Turkey. The Company acquired its interest for approximately $103 million in cash plus acquisition related costs.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In December 2006, NDS Group plc (“NDS”), an indirect majority owned subsidiary of the Company, acquired Jungo Limited (“Jungo”), a developer and supplier of software for use in residential gateway devices, for approximately $91 million.

In January 2007, the Company and VeriSign, Inc. (“VeriSign”) formed a joint venture to provide entertainment content for mobile devices. The Company paid approximately $190 million for a controlling interest in VeriSign’s wholly-owned subsidiary, Jamba, which was combined with certain of the Company’s FOX Mobile Entertainment assets. The results of the joint venture have been included in the Company’s consolidated results of operations since January 2007. The Company and VeriSign have various put and call rights related to VeriSign’s ownership interests, including VeriSign’s right to put its interest in the joint venture to the Company for $150 million and $350 million, in fiscal 2010 and fiscal 2012, respectively. The Company accounts for the VeriSign put rights in accordance with Emerging Issues Task Force (“EITF”) Topic No. D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”) because their exercise is outside the control of the Company and, accordingly, as of December 31, 2007, has reflected the accreted value of the put right in minority interest in subsidiaries in its unaudited consolidated balance sheet. The accreted value of VeriSign’s put right was determined by using the interest method and accreting the minority interest balance up to the fixed price put amount in fiscal 2010 and fiscal 2012. At December 31, 2007, the accreted value of VeriSign’s put right was determined using an annual interest rate of 12%.

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

In accordance with SFAS No. 142 the excess purchase price that has been allocated or has been preliminarily allocated to goodwill is not being amortized for all of the acquisitions noted above. Where the allocation of the excess purchase price is not final, the amount allocated to goodwill is subject to changes upon completion of final valuations of certain assets and liabilities. A future reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets could reduce future earnings as a result of additional amortization. For every $10 million reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets, Depreciation and amortization expense would increase by approximately $1 million per fiscal year, representing amortization expense assuming an average useful life of ten years.

The aforementioned acquisitions were all accounted for in accordance with SFAS No. 141, “Business Combinations.”

Share Exchange Agreement

On December 22, 2006, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Liberty Media Corporation (“Liberty”). Under the terms of the Share Exchange Agreement, Liberty will exchange its entire interest in the Company’s common stock (approximately 325 million shares of Class A Common Stock and 188 million shares of Class B common stock, par value $0.01 per share (“Class B Common Stock”)) for 100% of a News Corporation subsidiary (“Splitco”), whose holdings will consist of an

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

approximately 41% interest (approximately 470 million shares) in The DIRECTV Group, Inc. (“DIRECTV”) constituting the Company’s entire interest in DIRECTV, three of the Company’s Regional Sports Networks (“RSNs”) (FSN Northwest, FSN Pittsburgh and FSN Rocky Mountain (the “Three RSNs”)) and $588 million in cash, subject to adjustment. The transaction contemplated by the Share Exchange Agreement was approved by the Company’s Class B common stockholders on April 3, 2007, but remains subject to customary closing conditions, including, among other things, regulatory approvals and the absence of a material adverse effect on Splitco. If these conditions are satisfied, the transaction is expected to be completed no later than the first quarter of calendar 2008. The Company will enter into a non-competition agreement with DIRECTV and non-competition agreements with each of the Three RSNs, in each case, restricting its right to compete for a period of four years with DIRECTV and the Three RSNs in the respective regions in which such entities are operating on the date the Share Exchange Agreement is consummated.

Other Transactions

In fiscal 2007, the Company restructured the ownership interest in one of its majority-owned RSNs. The minority shareholder has a put right related to its ownership interest that is currently exercisable and is outside of the control of the Company. The Company accounts for this put arrangement in accordance with EITF D-98, and, as of December 31, 2007, has included the value of the put right in minority interest in subsidiaries in the consolidated balance sheet. The fair value of the minority shareholder’s put right was determined by using a discounted earnings (losses) before interest, taxes, depreciation, and amortization valuation model, assuming a 10% compounded annual growth rate and a 9% discount rate.

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

	At December 31, 2007	At June 30, 2007
	(in millions)
Total Receivables	$7,998	$6,279
Less: Current receivables, net
Current receivables	8,792	6,944
Allowances for returns and doubtful accounts	(1,303)	(1,102)

Current receivables, net	7,489	5,842
Total non-current receivables	$509	$437

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with this project, during the second quarter of fiscal 2006, the Company received formal approval for the construction of the main new plant which was the last contingency, thereby committing the Company to a redundancy program (the “Program”) for certain production employees at the Company’s U.K. newspaper operations. The Program is in response to the reduced workforce that will be required as new printing presses and the new printing facilities come on line. As a result of this Program, the Company expects to reduce its production workforce by approximately 65%, and as of December 31, 2007, over 700 employees in the United Kingdom had already accepted severance agreements and are expected to leave the Company during fiscal 2008.

In accordance with SFAS No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” the Company recorded a redundancy provision in connection with the Program. Changes in the program liabilities are as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2007	2006	2007	2006
	(in millions)		(in millions)
Beginning of period	$99	$112	$127	$109
Additions (included in Operating expenses)	6	6	15	10
Payments	(16)	(1)	(55)	(2)
Foreign exchange movements	(3)	6	(1)	6

End of period	$86	$123	$86	$123

At December 31, 2007, all program liabilities were included in other current liabilities in the unaudited consolidated balance sheet. The Company expects to record an additional provision of approximately $3 million during the remainder of fiscal 2008 to record accretion on the redundancy provision and to recognize any retention bonuses earned. A majority of the Program’s costs are expected to be paid in cash to employees during the remainder of fiscal 2008.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Inventories, net

The Company’s inventories were comprised of the following:

	At December 31, 2007	At June 30, 2007
	(in millions)
Programming rights	$3,069	$2,390
Books, DVDs, paper and other merchandise	543	497
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	468	557
Completed, not released	13	—
In production	544	450
In development or preproduction	122	82

	1,147	1,089

Television productions:
Released (including acquired libraries)	516	487
Completed, not released	—	13
In production	262	185
In development or preproduction	5	4

	783	689

Total filmed entertainment costs, less accumulated amortization(a)	1,930	1,778

Total inventories, net	5,542	4,665
Less: current portion of inventories, net(b)	(2,719)	(2,039)

Total non-current inventories, net	$2,823	$2,626

(a)

Does not include $537 million and $553 million of net intangible film library costs as of December 31, 2007 and June 30, 2007, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheets.

(b)	Current inventory as of December 31, 2007 and June 30, 2007 was comprised of programming rights ($2,211 million and $1,578 million, respectively), books, DVDs, paper and other merchandise.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Investments

The Company’s investments were comprised of the following:

		Ownership Percentage	At December 31, 2007	At June 30, 2007
Equity investments:			(in millions)
The DIRECTV Group, Inc.(1)	DBS operator principally in the U.S.	41%(2)	$7,451	$7,224
Gemstar-TV Guide International, Inc.(1)	U.S. print and electronic guidance company	41%	769	717
British Sky Broadcasting Group plc(1)	U.K. DBS operator	39%	1,068	1,193
China Network Systems(3)	Taiwan cable TV operator	various	14	242
Sky Network Television Ltd.	New Zealand media company	44%	331	314
National Geographic Channel (US)(4)	U.S. cable channel	67%	—	316
Other equity method investments		various	719	771
Other investments		various	607	636

			$10,959	$11,413

(1)

The market values of the Company’s investments in DIRECTV, Gemstar-TV Guide International Inc. (“Gemstar-TV Guide”) and British Sky Broadcasting Group plc (“BSkyB”) were $11,008 million, $841 million and $8,572 million, respectively, at December 31, 2007.

(2)	The Company’s ownership in DIRECTV increased from approximately 39% at June 30, 2007 to approximately 41% at December 31, 2007 due to DIRECTV’s share buyback program.

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

In July 2007, the Company and its joint venture partner sold a majority of the cable systems in Taiwan, in which the Company maintains a minority interest ownership, to a third party. The Company recognized total consideration of $315 million of which $288 million was paid in cash and $27 million is receivable subject to final closing adjustments. The Company recognized a pre-tax gain of approximately $102 million on the sale included in Other, net in the unaudited consolidated statement of operations for the six months ended December 31, 2007. The Company and its joint venture partner intend to sell the remaining Taiwan cable systems in fiscal 2008.

Effective September 30, 2007, National Geographic Television agreed to give the Company control over NGC US in which the Company has a 67% equity interest. Accordingly, the results of NGC US were included in the Company’s unaudited consolidated results of operations beginning October 1, 2007.

During the six months ended December 31, 2007, the Company effectively acquired an additional 27% stake in NGC Network (UK) Limited (“NGC UK”) in exchange for a 23% interest NGC Network International LLC (“NGC International”) and a 14% interest in NGC Network Latin America LLC (“NGC Latin America”). As a result of this transaction, the Company owns 52% of NGC International, NGC Latin America and NGC UK. In January 2007, the Company obtained operating control over NGC International and NGC Latin America

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

and has included their results in the Company’s consolidated results of operations since January 2007. The Company has included the operating results of NGC UK in the Company’s consolidated results in the six months ended December 31, 2007.

In December 2007, Macrovision Corporation agreed to acquire Gemstar-TV Guide in a cash and stock transaction. The closing of this transaction is subject to customary closing conditions, including the approval of the shareholders of both Macrovision Corporation and Gemstar-TV Guide.

Fiscal Year 2007 Acquisitions and Disposals

In August 2006, the Company sold a portion of its equity investment in Phoenix Satellite Television Holdings Limited (“Phoenix”), representing a 19.9%, stake for approximately $164 million. The Company recognized a pre-tax gain of approximately $136 million on the sale included in Other, net in the unaudited consolidated statement of operations for the six months ended December 31, 2006. The Company retained a 17.6% stake in Phoenix, which is accounted for under the cost method of accounting and, accordingly, the carrying value is adjusted to market value each reporting period as required under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

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

Summarized financial information for significant equity affiliates, determined in accordance with Regulation S-X, accounted for under the equity method is as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2007	2006	2007	2006
	(in millions)		(in millions)
Revenues	$7,476	$6,379	$14,198	$12,053
Operating income	928	1,005	1,783	1,970
Income (loss) from continuing operations	(49)	604	439	1,191
Net income (loss)	(49)	604	439	1,191

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, the Company’s intangible assets and related accumulated amortization are as follows:

	Weighted average useful lives	As of December 31, 2007	As of June 30, 2007
		(in millions)
FCC licenses	Indefinite-lived	$6,910	$6,910
Distribution networks	Indefinite-lived	754	750
Publishing rights & imprints	Indefinite-lived	506	506
Newspaper mastheads(1)	Indefinite-lived	2,437	918
Other(1)	Indefinite-lived	1,428	1,355

Intangible assets not subject to amortization		12,035	10,439
Film library, net of accumulated amortization of $86 million and $70 million as of December 31, 2007 and June 30, 2007, respectively	20 years	537	553
Other intangible assets, net of accumulated amortization of $297 million and $222 million as of December 31, 2007 and June 30, 2007, respectively(1)	3 – 25 years	1,426	711

Total intangibles, net		$13,998	$11,703

(1)	Intangible balances increased primarily due to the acquisition of Dow Jones. (See Note 2—Acquisitions, Disposals and Other Transactions for further discussion of the purchase price allocation)

The changes in carrying value of goodwill, by segment, are as follows:

	Balance as of June 30, 2007	Additions	Adjustments	Balance as of December 31, 2007
	(in millions)
Filmed Entertainment	$1,071	$—	$—	$1,071
Television	3,284	—	—	3,284
Cable Network Programming	4,915	391	(44)	5,262
Direct Broadcast Satellite Television	592	—	52	644
Magazines & Inserts	257	—	—	257
Newspapers and Information Services	1,395	—	40	1,435
Book Publishing	2	—	—	2
Other	2,303	4,156	(120)	6,339

Total goodwill	$13,819	$4,547	$(72)	$18,294

Goodwill balances increased $4,475 million during the six months ended December 31, 2007, primarily as a result of new acquisitions. The increased goodwill balance at the Other segment arose from the acquisitions of Dow Jones and Photobucket (See Note 2—Acquisitions, Disposals and Other Transactions.) The consolidation of NGC US beginning October 1, 2007 led to an increase in goodwill at the Cable segment (See Note 6—Investments.) Adjustments primarily relate to the finalization of purchase price allocations for previously announced acquisitions and foreign currency translation adjustments.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Borrowings

Bank Loans

The Company previously entered into two loan agreements with the European Bank for Reconstruction and Development (the “EBRD”) and had an outstanding balance of $154 million under these loans at June 30, 2006. In August 2006, the Company entered into a loan agreement with Raiffeisen Zentralbank Österreich AG (“RZB”) for $300 million and repaid all amounts outstanding under the Company’s loan agreements with the EBRD. As of December 31, 2007, $106 million remains available for future use under the RZB loan. The RZB loan bears interest at LIBOR for a period equal to each one, three or six month interest period, plus a margin of up to 2.85% per annum dependent upon certain financial metrics. Principal amounts under the RZB loan are to be repaid in equal amounts every six months starting on the second anniversary of the date of the agreement until the fifth anniversary of the date of the agreement. The remaining available amount under the RZB loan may be drawn prior to the second anniversary of the date of the agreement. The loans are secured by certain guarantees, bank accounts and share pledges of the Company’s Russian operating subsidiaries.

Notes due 2037

In November 2007, the Company issued $1,250 million of 6.65% Senior Notes due 2037. The net proceeds of approximately $1,248 million will be used for general corporate purposes. These notes were issued under the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America Incorporated, the guarantor named therein and The Bank of New York Mellon Corporation, as Trustee.

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

The Company declared a dividend of $0.06 per share of Class A Common Stock and $0.05 per share of Class B Common Stock in the three months ended September 30, 2007, which was paid in October 2007 to stockholders of record on September 12, 2007. The total aggregate dividend paid to stockholders in October 2007 was approximately $179 million.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Repurchase Program

In June 2005, the Company announced a stock repurchase program under which the Company was authorized to acquire from time to time up to an aggregate of $3 billion in Class A Common Stock and Class B Common Stock. In May 2006, the Company announced that the Board had authorized increasing the total amount of the stock repurchase program to $6 billion. The remaining authorized amount under the Company’s stock repurchase program at December 31, 2007, excluding commissions, was approximately $2 billion.

Note 10—Equity Based Compensation

The following table summarizes the Company’s equity-based compensation transactions:

	For the three months ended December 31,		For the six months ended December 31,
	2007	2006	2007	2006
	(in millions)		(in millions)
Equity-based compensation	$34	$37	$72	$66

Cash received from exercise of equity-based compensation	$27	$100	$56	$159

Total intrinsic value of options exercised	$18	$48	$42	$79

At December 31, 2007, the Company’s total compensation cost related to non-vested stock options, restricted stock units (“RSUs”) and stock appreciation rights not yet recognized for all plans was approximately $292 million, the majority of which is expected to be recognized over the next three fiscal years. Compensation expense on all equity-based awards is recognized on a straight-line basis over the vesting period of the entire award.

Stock options exercised during the six months ended December 31, 2007 and 2006 resulted in the Company’s issuance of approximately 4 million and 11 million shares of Class A Common Stock, respectively. The Company recognized a tax benefit on stock options exercised of $9 million and $26 million for the six months ended December 31, 2007 and 2006, respectively.

During the six months ended December 31, 2007, the Company issued 5.6 million RSUs. These RSUs will be settled in shares of Class A Common Stock upon vesting, except for approximately 1 million RSUs that will be settled in cash. RSUs granted to executive directors are settled in cash and certain awards granted to employees in certain foreign locations are settled in cash. At December 31, 2007 and June 30, 2007, the liability for cash-settled RSUs was $33 million and $47 million, respectively.

During the six months ended December 31, 2007 and 2006, approximately 5.3 million and 4.0 million RSUs vested, respectively, of which approximately 4.6 million and 3.4 million, respectively, were settled in Class A Common Stock, before statutory tax withholdings, and the remaining RSUs were settled in cash. The Company recognized a tax benefit on vested RSUs of $5 million and $7 million for the six months ended December 31, 2007 and 2006, respectively.

Note 11—Commitments and Guarantees

Commitments

In July 2007, the Company entered into a contract with the Big Ten Conference for rights to telecast certain Big Ten Conference sporting events through fiscal 2032. The Company will pay approximately $2.8 billion over the term of the contract for these rights.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In November 2007, the Company entered into a long-term supply contract pursuant to which the Company will purchase paper for its newspaper printing facilities in the United Kingdom from a third party. The contract requires the Company to purchase a minimum of $590 million of paper from this third party through fiscal 2015.

In December 2007, as part of the Dow Jones acquisition, the Company assumed approximately $994 million of commitments previously entered into by Dow Jones which included $247 million of indebtedness at December 31, 2007.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On October 24, 2005, NDS filed its Amended Answer with Counterclaims, alleging that Echostar misappropriated NDS’s trade secrets, violated the Computer Fraud and Abuse Act and engaged in unfair competition. On November 8, 2005, Echostar moved to dismiss NDS’s counterclaims for conversion and claim and delivery, arguing that these claims were preempted and time-barred. Echostar also moved for a more definite statement of NDS’s trade secret misappropriation claim. On December 8, 2005, the court granted in part and denied in part Echostar’s motion to dismiss and for a more definite statement, but granted NDS leave to file amended counterclaims. On December 13, 2005, NDS filed a Second Amended Answer with Counterclaims, which Echostar answered on December 27, 2005. NDS filed motions for summary judgment dismissing EchoStar’s claims and EchoStar filed a motion for summary judgment dismissing NDS’ counterclaims on October 29, 2007. Those motions were heard on January 7, 2008. On January 16, 2008, the court granted the motions in part and denied them in part. The court has set this case to go to trial in April 2008.

Sogecable Litigation

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, “Sogecable”), filed an action against NDS in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003, which purported to allege claims for violation of the DMCA and the federal RICO statute. The amended complaint also purported to allege claims for interference with contract and prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. NDS filed a motion to dismiss the second amended complaint on March 31, 2004. On August 4, 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint. On October 1, 2004, Sogecable notified the court that it would not be filing a third amended complaint, but would appeal the court’s entry of final judgment dismissing the suit to the United States Ninth Circuit Court of Appeals. On December 14, 2006, the appellate court issued a memorandum decision reversing the district court’s dismissal. On January 26, 2007, NDS filed its petition for rehearing by an en banc panel of the United States Ninth Circuit Court of Appeals. On February 21, 2007, the petition was denied. On June 11, 2007, NDS filed a petition for a Writ of Certiorari in the United States Supreme Court seeking reversal of the Ninth Circuit Court of Appeals’ decision. On August 27, 2007, NDS renewed its motion to dismiss the second amended complaint on grounds not previously decided. On October 1, 2007, the petition for a Writ of Certiorari was denied. On January 25, 2008, the court issued an order granting-in-part and denying-in-part the Company’s renewed motion to dismiss Sogecable’s second amended complaint. The court dismissed Sogecable’s claim for tortious interference with prospective economic advantage, but allowed Sogecable to proceed on its RICO and DMCA claims, as well as its claim for tortious interference with contract. The court has set June 2, 2009 as the trial date. NDS believes that Sogecable’s claims are without merit and will continue to vigorously defend itself in this matter.

Intermix

FIM Transaction

On August 26, 2005 and August 30, 2005, two purported class action lawsuits captioned, respectively, Ron Sheppard v. Richard Rosenblatt et. al., and John Friedmann v. Intermix Media, Inc. et al., were filed in the California Superior Court, County of Los Angeles. Both lawsuits named as defendants all of the then incumbent members of the Intermix Board, including Mr. Rosenblatt, Intermix’s former Chief Executive Officer, and certain entities affiliated with VantagePoint Venture Partners (“VantagePoint”), a former major Intermix stockholder. The complaints alleged that, in pursuing the transaction whereby Intermix was to be acquired by FIM (the “FIM Transaction”) and approving the related merger agreement, the director defendants breached their

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

fiduciary duties to Intermix stockholders by, among other things, engaging in self-dealing and failing to obtain the highest price reasonably available for Intermix and its stockholders. The complaints further alleged that the merger agreement resulted from a flawed process and that the defendants tailored the terms of the merger to advance their own interests. The FIM Transaction was consummated on September 30, 2005. The Friedmann and Sheppard lawsuits were subsequently consolidated and, on January 17, 2006, a consolidated amended complaint was filed (the “Intermix Media Shareholder Litigation”). The plaintiffs in the consolidated action sought various forms of declaratory relief, damages, disgorgement and fees and costs. On March 20, 2006, the court ordered that substantially identical claims asserted in a separate state action filed by Brad Greenspan, captioned Greenspan v. Intermix Media, Inc., et al., be severed and related to the Intermix Media Shareholder Litigation. The defendants filed demurrers seeking dismissal of all claims in the Intermix Media Shareholder Litigation and the severed Greenspan claims, which were heard by the court on July 6, 2006. On October 6, 2006, the court sustained the demurrers without leave to amend. On December 13, 2006, the court dismissed the complaints and entered judgment for the defendants. Greenspan and plaintiffs in the Intermix Media Shareholder Litigation filed notices of appeal, and subsequently filed respective opening briefs on appeal in October 2007. Defendants intend to file opposing briefs on appeal. The Court of Appeal has not yet heard argument in the matter.

In November 2005, plaintiff in a derivative action captioned LeBoyer v. Greenspan et al. pending against various former Intermix directors and officers in the United States District Court for the Central District of California, filed a First Amended Class and Derivative Complaint (the “Amended Complaint”). The original derivative action was filed in May 2003 and arose out of Intermix’s restatement of quarterly financial results for its fiscal year ended March 31, 2003. Until the filing of the Amended Complaint, the action had been stayed by mutual agreement of the parties since its inception. A substantially similar derivative action filed in Los Angeles Superior Court was dismissed based on inability of the plaintiffs to adequately plead demand futility. Plaintiff LeBoyer’s November 2005 Amended Complaint added various allegations and purported class claims arising out of the FIM Transaction which are substantially similar to those asserted in the Intermix Media Shareholder Litigation. The Amended Complaint also added as defendants the individuals and entities named in the Intermix Media Shareholder Litigation that were not already defendants in the matter. On July 14, 2006, the parties filed their briefing on defendants’ motion to dismiss and stay the matter. On October 16, 2006, the court dismissed the fourth through seventh claims for relief, which related to the 2003 restatement, finding that the plaintiff is precluded from relitigating demand futility. At the same time, the court asked for further briefing regarding plaintiffs’ standing to assert derivative claims based on the FIM Transaction, including for alleged violation of Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the effect of the state judge’s dismissal of the claims in the Greenspan case and the Intermix Media Shareholder Litigation on the remaining direct class action claims alleging breaches of fiduciary duty and other common law claims leading up to the FIM Transaction. The parties filed the requested additional briefing in which the defendants requested that the court stay the direct LeBoyer claims pending the resolution of any appeal in the Greenspan case and the Intermix Media Shareholder Litigation. The court took the matter under submission. By order dated May 22, 2007, the court granted defendants’ motion to dismiss the derivative claims arising out of the FIM Transaction, and denied the defendants’ request to stay the two remaining direct claims. As explained in more detail in the next paragraph, the court subsequently consolidated this case with the Brown v. Brewer action also pending before the court. On July 11, 2007, plaintiffs filed the consolidated first amended complaint. Pursuant to the stipulated briefing schedule ordered by the court, the parties’ joint brief on defendants’ motion to dismiss the consolidated complaint was filed on October 11, 2007 and taken under submission. By order dated January 17, 2008, the court granted in part defendants’ motion to dismiss, with leave to amend, as explained in greater detail under the discussion of the consolidated case, Brown v. Brewer, below.

On June 14, 2006, a purported class action lawsuit, captioned Jim Brown v. Brett C. Brewer, et al., was filed against certain former Intermix directors and officers in the United States District Court for the Central District of

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

California. The plaintiff asserted claims for alleged violations of Section 14a of the Exchange Act and SEC Rule 14a-9, as well as control person liability under Section 20a. The plaintiff alleged that certain defendants disseminated false and misleading definitive proxy statements on two occasions: one on December 30, 2003 in connection with the shareholder vote on January 29, 2004 on the election of directors and ratification of financing transactions with certain entities of VantagePoint, and another on August 25, 2005 in connection with the shareholder vote on the FIM Transaction. The complaint named as defendants certain VantagePoint related entities and the members of the Intermix Board who were incumbent on the dates of the respective proxy statements. Intermix was not named as a defendant, but has certain indemnity obligations to the former officer and director defendants in connection with these claims and allegations. Intermix believes that the claims are without merit and expects that the individual defendants will vigorously defend themselves in the matter. On August 25, 2006, plaintiff amended his complaint to add certain investment banks (the “Investment Banks”) as defendants. Intermix has certain indemnity obligations to the Investment Banks as well. Plaintiff amended his complaint again on September 27, 2006. On October 19, 2006, defendants filed motions to dismiss all claims in the Second Amended Complaint. These motions were scheduled to be heard on February 12, 2007. On February 9, 2007, the case was transferred from Judge Walter to Judge George H. King, the judge assigned to the LeBoyer action on the grounds that it raises substantially related questions of law and fact as LeBoyer, and would entail substantial duplication of labor if heard by different judges. Judge King took the February 26, 2007 hearing date for the motions to dismiss off-calendar. On June 11, 2007, Judge King ordered the Brown case be consolidated with the LeBoyer action, ordered plaintiffs’ counsel to file a consolidated first amended complaint, and further ordered the parties to file a joint brief on defendants’ contemplated motion to dismiss the consolidated first amended complaint. On July 11, 2007, plaintiffs filed the consolidated first amended complaint. Pursuant to the stipulated briefing schedule ordered by the court, the parties’ joint brief on defendants’ motion to dismiss was filed on October 11, 2007 and was taken under submission without a hearing. By order dated January 17, 2008, Judge King granted defendants’ motion to dismiss the 2003 proxy claims (concerning VantagePoint transactions) and the 2005 proxy claims (concerning the FIM Transaction), as well as a claim against the VantagePoint entities alleging unjust enrichment. The court found it unnecessary to rule on dismissal of the remaining claims, which are related to the 2005 FIM Transaction, because the dismissal disposed of those claims. The court granted plaintiffs until February 8, 2008 to file an amended complaint. Intermix believes that the claims are without merit and expects that the defendants will continue to vigorously defend themselves in the matter.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Prior to dismissing his derivative lawsuit, in August 2005, Mr. Greenspan filed another complaint in Los Angeles Superior Court against the same defendants. The complaint, for breach of fiduciary duty, included substantially the same allegations made by Mr. Greenspan in the above-referenced lawsuit. Mr. Greenspan further alleged that defendants’ actions have, with the FIM Transaction, culminated in the loss of Mr. Greenspan’s interest in Intermix for a cash payment allegedly below its value. On October 31, 2005, the defendants filed motions seeking dismissal of the lawsuit on the grounds that the complaint failed to state any cause of action. Instead of responding to these motions, Mr. Greenspan filed an amended complaint on February 21, 2006, in which Mr. Greenspan omitted certain previously named defendants and added two other former directors as defendants. In this amended complaint, Mr. Greenspan asserted seven causes of action. The first two causes of action, for intentional interference with prospective economic advantage and violation of California’s Business Professions Code section 17200, generally related to Intermix’s decision to consummate its Series C Preferred Stock financing with VantagePoint in October 2003 and allege that Mr. Greenspan was “forced” to resign. The third through sixth causes of action asserted various claims for breach of fiduciary duty related to the FIM Transaction and substantially mirrored the allegations in the Intermix Media Shareholder Litigation. By Order of March 20, 2006, the court ordered that Mr. Greenspan’s claims based on the FIM Transaction be severed from the rest of his complaint and coordinated with the claims asserted in the Intermix Media Shareholder Litigation. Mr. Greenspan asserted a seventh cause of action against Intermix for indemnification. In his amended complaint, Mr. Greenspan sought compensatory and consequential damages, punitive damages, fees and costs, injunctive relief and other remedies. Motions to dismiss the first six causes of action were filed and, on October 6, 2006, granted without leave to amend. On November 21, 2006, Mr. Greenspan dismissed with prejudice the seventh cause of action for indemnity, which was the only remaining claim and his sole cause of action against Intermix. On January 24, 2007, Mr. Greenspan filed a notice of appeal of the court’s October 6, 2006 ruling. Mr. Greenspan’s opening brief in the Court of Appeal was filed on October 23, 2007.

Other

Other than previously disclosed in the notes to these unaudited consolidated financial statements, the Company is party to several other purchase and sale arrangements which become exercisable over the next ten years by the Company or the counter-party to the agreement. In the next twelve months, none of these arrangements that become exercisable are material. Purchase arrangements that are exercisable by the counter-party to the agreement, and that are outside the sole control of the Company are accounted for in accordance with EITF D-98. Accordingly, the fair values of such purchase arrangements are classified in Minority interest liabilities.

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

Note 13—Pension Plans and Other Postretirement Benefits

The Company sponsors non-contributory pension plans and retiree health and life insurance benefit plans covering specific groups of employees. The benefits payable for the non-contributory pension plans are based

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

primarily on a formula factoring both an employee’s years of service and pay near retirement. Participant employees are vested in the plans after five years of service. The Company’s policy for all pension plans is to fund amounts, at a minimum, in accordance with statutory requirements. During the six months ended December 31, 2007 and 2006, the Company made discretionary contributions of $12 million and $18 million, respectively, to its pension plans. Plan assets consist principally of common stocks, marketable bonds and government securities. The retiree health and life insurance benefit plans offer medical and/or life insurance to certain full-time employees and eligible dependents that retire after fulfilling age and service requirements.

The components of net periodic benefit costs were as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended December 31,
	2007	2006	2007	2006
	(in millions)
Service cost benefits earned during the period	$21	$17	$1	$1
Interest costs on projected benefit obligation	35	30	2	2
Expected return on plan assets	(40)	(33)	—	—
Amortization of deferred losses	4	4	—	—
Other	—	—	(1)	(1)

Net periodic costs	$20	$18	$2	$2

	For the six months ended December 31,
	2007	2006	2007	2006
	(in millions)
Service cost benefits earned during the period	$42	$34	$2	$2
Interest costs on projected benefit obligation	70	60	4	4
Expected return on plan assets	(80)	(66)	—	—
Amortization of deferred losses	8	9	1	1
Other	—	—	(3)	(3)

Net periodic costs	$40	$37	$4	$4

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

•

Newspapers and Information Services, which principally consists of the publication of four national newspapers in the United Kingdom, the publication of approximately 145 newspapers in Australia, the publication of a metropolitan newspaper and a national newspaper (with international editions) in the United States and the provision of information services.

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

	For the three months ended December 31,		For the six months ended December 31,
	2007	2006	2007	2006
	(in millions)		(in millions)
Revenues:
Filmed Entertainment	$1,976	$2,265	$3,558	$3,478
Television	1,530	1,600	2,675	2,703
Cable Network Programming	1,236	920	2,338	1,809
Direct Broadcast Satellite Television	955	764	1,702	1,386
Magazines and Inserts	273	266	537	541
Newspapers and Information Services	1,416	1,118	2,660	2,167
Book Publishing	406	393	736	761
Other	798	518	1,451	913

Total revenues	$8,590	$7,844	$15,657	$13,758

Operating income (loss):
Filmed Entertainment	$403	$470	$765	$709
Television	245	112	428	304
Cable Network Programming	337	275	626	524
Direct Broadcast Satellite Television	62	(12)	110	(25)
Magazines and Inserts	85	74	164	152
Newspapers and Information Services	196	170	289	294
Book Publishing	67	54	103	109
Other	23	1	(20)	(72)

Total operating income	$1,418	$1,144	$2,465	$1,995

Equity (losses) earnings of affiliates	(50)	249	196	492
Interest expense, net	(245)	(212)	(458)	(412)
Interest income	78	72	178	147
Other, net	187	18	187	446

Income before income tax expense and minority interest in subsidiaries	1,388	1,271	2,568	2,668
Income tax expense	(520)	(431)	(934)	(969)
Minority interest in subsidiaries, net of tax	(36)	(18)	(70)	(34)

Net income	$832	$822	$1,564	$1,665

Equity (losses) earnings of affiliates, Interest expense, net, Interest income, Other, net, Income tax expense and Minority interest in subsidiaries are not allocated to segments as they are not under the control of segment management.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $253 million and $239 million for the three months ended December 31, 2007 and 2006, respectively, and of approximately $425 million and $436 million for the six months ended December 31, 2007 and 2006, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profit generated primarily by the Filmed Entertainment segment of approximately $12 million and $24 million for the three months ended December 31, 2007 and 2006, respectively and of approximately $41 million and $36 million for the six months ended December 31, 2007 and 2006, respectively, have been eliminated within the Filmed Entertainment segment.

	For the three months ended December 31, 2007
	Operating income	Depreciation and amortization	Amortization of cable distribution investments	Operating income before depreciation and amortization
	(in millions)
Filmed Entertainment	$403	$21	$—	$424
Television	245	25	—	270
Cable Network Programming	337	19	23	379
Direct Broadcast Satellite Television	62	54	—	116
Magazines and Inserts	85	2	—	87
Newspapers and Information Services	196	105	—	301
Book Publishing	67	2	—	69
Other	23	59	—	82

Total	$1,418	$287	$23	$1,728

	For the three months ended December 31, 2006
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income before depreciation and amortization
	(in millions)
Filmed Entertainment	$470	$20	$—	$490
Television	112	23	—	135
Cable Network Programming	275	14	16	305
Direct Broadcast Satellite Television	(12)	43	—	31
Magazines and Inserts	74	2	—	76
Newspapers and Information Services	170	67	—	237
Book Publishing	54	2	—	56
Other	1	35	—	36

Total	$1,144	$206	$16	$1,366

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended December 31, 2007
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income before depreciation and amortization
	(in millions)
Filmed Entertainment	$765	$42	$—	$807
Television	428	49	—	477
Cable Network Programming	626	39	35	700
Direct Broadcast Satellite Television	110	104	—	214
Magazines and Inserts	164	4	—	168
Newspapers and Information Services	289	244	—	533
Book Publishing	103	4	—	107
Other	(20)	123	—	103

Total	$2,465	$609	$35	$3,109

	For the six months ended December 31, 2006
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$709	$40	$—	$749
Television	304	45	—	349
Cable Network Programming	524	27	39	590
Direct Broadcast Satellite Television	(25)	91	—	66
Magazines and Inserts	152	4	—	156
Newspapers and Information Services	294	135	—	429
Book Publishing	109	4	—	113
Other	(72)	67	—	(5)

Total	$1,995	$413	$39	$2,447

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	At December 31, 2007	At June 30, 2007
	(in millions)
Total assets:
Filmed Entertainment	$7,645	$6,738
Television	13,543	12,974
Cable Network Programming	9,595	8,523
Direct Broadcast Satellite Television	2,367	2,030
Magazines and Inserts	1,284	1,278
Newspapers and Information Services(1)	8,169	5,343
Book Publishing	1,737	1,566
Other(1)	13,617	12,478
Investments	10,959	11,413

Total assets	$68,916	$62,343

Goodwill and Intangible assets, net:
Filmed Entertainment	$1,963	$1,979
Television	10,195	10,195
Cable Network Programming	5,950	5,517
Direct Broadcast Satellite Television	646	595
Magazines and Inserts	1,011	1,009
Newspapers and Information Services(1)	3,980	2,422
Book Publishing	508	508
Other(1)	8,039	3,297

Total goodwill and intangibles, net	$32,292	$25,522

(1)	See Note 2—Acquisitions, Disposals and Other Transactions

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the computation of basic and diluted EPS under SFAS No. 128, “Earnings per Share”:

	For the three months ended December 31, 2007	For the six months ended December 31, 2007
	(in millions, except per share data)
Net income available to stockholders—basic	$832	$1,564
Other	—	(1)

Net income available to stockholders—diluted	$832	$1,563

Weighted average shares—basic	3,126	3,126
Shares issuable under equity based compensation plans and other	13	13

Weighted average shares—diluted	3,139	3,139

Earnings per share:
Net income—basic	$0.27	$0.50
Net income—diluted	$0.27	$0.50

	For the three months ended December 31, 2006	For the six months ended December 31, 2006
	(in millions)
Net income available to stockholders—basic	$822	$1,665
Other	(2)	(2)

Net income available to stockholders—diluted	$820	$1,663

	For the three months ended December 31, 2006			For the six months ended December 31, 2006
	Class A	Class B	Total	Class A	Class B	Total
	(in millions, except per share data)
Allocation of income—basic:
Net income available to stockholders	$597	$225	$822	$1,208	$457	$1,665

Weighted average shares used in income allocation	2,614	987	3,601	2,610	987	3,597

Allocation of income—diluted:
Net income available to stockholders	$597	$223	$820	$1,210	$453	$1,663

Weighted average shares used in income allocation	2,640	987	3,627	2,634	987	3,621

Weighted average shares—basic	2,178	987	3,165	2,175	987	3,162
Shares issuable under equity based compensation plans	22	—	22	20	—	20

Weighted average shares—diluted	2,200	987	3,187	2,195	987	3,182

Earnings per share:
Net income—basic	$0.27	$0.23		$0.56	$0.46
Net income—diluted	$0.27	$0.23		$0.55	$0.46

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 16—Additional Financial Information

Supplemental Cash Flows Information

	For the six months ended December 31,
	2007	2006
	(in millions)
Supplemental cash flow information:
Cash paid for income taxes	$(1,001)	$(545)
Cash paid for interest	(412)	(369)
Sale of other investments	8	61
Purchase of other investments	(48)	(358)

Supplemental information on businesses acquired:
Fair value of assets acquired	8,204	307
Cash acquired	94	14
Less: Liabilities assumed	(2,427)	(40)
Minority interest acquired	(213)	25
Cash paid	(5,462)	(306)

Fair value of equity instruments	31	—
Issuance of subsidiary common units	165	—

Fair value of equity instruments	$196	$—

Other, net consisted of the following:

	For the three months ended December 31,		For the six months ended December 31,
	2007	2006	2007	2006
	(in millions)		(in millions)
Gain on the sale of China Netcom(a)	$—	$—	$102	$—
Gain on the sale of SKY Brasil(a)	—	—	—	261
Gain on the sale of Phoenix(a)	—	—	—	136
Change in fair value of exchangeable securities(b)	189	30	102	68
Other	(2)	(12)	(17)	(19)

Total Other, net	$187	$18	$187	$446

(a)	See Note 6—Investments

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

Note 17—Subsequent Events

In January 2008, the Company acquired a 14.6% stake in Premiere AG, the leading German pay-TV operator, for cash consideration of $422 million.

In January 2008, the Company retired its $350 million 6.625% Senior Notes due 2008.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A dividend of $0.06 per share of Class A Common Stock and Class B Common Stock has been declared and is payable on April 16, 2008. The record date for determining dividend entitlements is March 12, 2008.

Note 18—Supplemental Guarantor Information

In May 2007, News America Incorporated (“NAI”), a subsidiary of the Company, terminated its existing $1.75 billion Revolving Credit Agreement and entered into a new credit agreement (the “New Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein (the “Lenders”), Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent. The New Credit Agreement provides a $2.25 billion unsecured revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit. NAI may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leveraging ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.08% regardless of facility usage. The Company pays interest for borrowings and letters of credit at LIBOR plus 0.27%. The Company pays an additional fee of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. The maturity date is in May 2012, however, NAI may request that the Lenders’ commitments be renewed for up to two additional one year periods.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the six months ended December 31, 2007

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$4	$—	$15,653	$—	$15,657
Expenses	150	—	13,042	—	13,192

Operating income (loss)	(146)	—	2,611	—	2,465

Other Income (Expense):
Equity earnings of affiliates	2	—	194	—	196
Interest expense, net	(1,286)	(214)	(338)	1,380	(458)
Interest income	516	—	1,042	(1,380)	178
Earnings (losses) from subsidiary entities	845	1,832	—	(2,677)	—
Other, net	127	(54)	114	—	187

Income (loss) before income tax expense and minority interest in subsidiaries	58	1,564	3,623	(2,677)	2,568
Income tax (expense) benefit	(21)	—	(1,317)	404	(934)
Minority interest in subsidiaries, net of tax	—	—	(70)	—	(70)

Net income (loss)	$37	$1,564	$2,236	$(2,273)	$1,564

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the six months ended December 31, 2006

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$3	$—	$13,755	$—	$13,758
Expenses	135	—	11,628	—	11,763

Operating income (loss)	(132)	—	2,127	—	1,995

Other Income (Expense):
Equity earnings of affiliates	2	—	490	—	492
Interest expense, net	(1,043)	(148)	(38)	817	(412)
Interest income	108	—	856	(817)	147
Earnings (losses) from subsidiary entities	746	1,859	2,364	(4,969)	—
Other, net	61	(46)	431	—	446

Income (loss) before income tax expense and minority interest in subsidiaries	(258)	1,665	6,230	(4,969)	2,668
Income tax (expense) benefit	94	—	(2,262)	1,199	(969)
Minority interest in subsidiaries, net of tax	—	—	(34)	—	(34)

Net income (loss)	$(164)	$1,665	$3,934	$(3,770)	$1,665

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

At December 31, 2007

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Assets:
Current assets:
Cash and cash equivalents	$1,294	$—	$2,201	$—	$3,495
Receivables, net	41	—	7,448	—	7,489
Inventories, net	—	—	2,719	—	2,719
Other	12	—	613	—	625

Total current assets	1,347	—	12,981	—	14,328

Non-current assets:
Receivables	1	—	508	—	509
Inventories, net	—	—	2,823	—	2,823
Property, plant and equipment, net	83	—	6,502	—	6,585
Intangible assets, net	—	—	13,998	—	13,998
Goodwill	—	—	18,294	—	18,294
Other	137	—	1,283	—	1,420

Investments
Investments in associated companies and other investments	90	46	10,823	—	10,959
Intragroup investments	39,902	45,299	—	(85,201)	—

Total investments	39,992	45,345	10,823	(85,201)	10,959

TOTAL ASSETS	$41,560	$45,345	$67,212	$(85,201)	$68,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings	$550	$—	$286	$—	$836
Other current liabilities	3	—	8,739	—	8,742

Total current liabilities	553	—	9,025	—	9,578

Non-current liabilities:
Borrowings	13,047	—	166	—	13,213
Other non-current liabilities	480	1	9,853	—	10,334
Intercompany	10,600	10,592	(21,192)	—	—

Minority interest in subsidiaries	—	—	1,039	—	1,039
Stockholders’ Equity	16,880	34,752	68,321	(85,201)	34,752

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,560	$45,345	$67,212	$(85,201)	$68,916

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

					—
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

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the six months ended December 31, 2007

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$(5,397)	$241	$5,895	$—	$739

Investing and other activities:
Property, plant and equipment	(7)	—	(692)	—	(699)
Investments	—	—	(5,429)	—	(5,429)
Proceeds from sale of investments and non-current assets	—	—	299	—	299

Net cash used in investing activities	(7)	—	(5,822)	—	(5,829)

Financing activities:
Borrowings	1,248	—	14	—	1,262
Repayment of borrowings	—	—	(132)	—	(132)
Issuance of shares	—	59	7	—	66
Repurchase of shares	—	(122)	—	—	(122)
Dividends paid	—	(178)	(8)	—	(186)
Other, net	—	—	22	—	22

Net cash provided by (used in) financing activities	1,248	(241)	(97)	—	910

Net decrease in cash and cash equivalents	(4,156)	—	(24)	—	(4,180)
Cash and cash equivalents, beginning of period	5,450	—	2,204	—	7,654
Exchange movement on opening cash balance	—	—	21	—	21

Cash and cash equivalents, end of period	$1,294	$—	$2,201	$—	$3,495

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the six months ended December 31, 2006

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$(384)	$68	$1,021	$—	$705

Investing and other activities:
Property, plant and equipment	(2)	—	(606)	—	(608)
Investments	(14)	—	(756)	—	(770)
Proceeds from sale of investments and non-current assets	5	—	353	—	358

Net cash used in investing activities	(11)	—	(1,009)	—	(1,020)

Financing activities:
Borrowings	—	—	160	—	160
Repayment of borrowings	—	—	(190)	—	(190)
Issuance of shares	—	154	19	—	173
Repurchase of shares	—	(59)	—	—	(59)
Dividends paid	—	(180)	(5)	—	(185)

Net cash used in financing activities	—	(85)	(16)	—	(101)

Net decrease in cash and cash equivalents	(395)	(17)	(4)	—	(416)
Cash and cash equivalents, beginning of period	4,094	17	1,672	—	5,783
Exchange movement on opening cash balance	—	—	71	—	71

Cash and cash equivalents, end of period	$3,699	$—	$1,739	$—	$5,438

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

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2007 and 2006. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for six months ended December 31, 2007 and 2006. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

•

Newspapers and Information Services, which principally consists of the publication of four national newspapers in the United Kingdom, the publication of approximately 145 newspapers in Australia, the publication of a metropolitan newspaper and a national newspaper (with international editions) in the United States and the provision of information services.

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

The profitability of these long-term national sports contracts is based on the Company’s best estimates at December 31, 2007 of directly attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied at December 31, 2007, a loss may be recorded. Should revenues improve as compared to estimated revenues, the Company may have an improved operating profit related to the contract, which may be recognized over the estimated remaining contract term.

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

Newspapers and Information Services

The Newspapers and Information Services segment derives revenues primarily from the sale of advertising space and the sale of published newspapers. Adverse changes in general market conditions for advertising may affect revenues. Circulation revenues can be greatly affected by changes in competitors’ cover prices and by promotional activities.

Operating expenses for the Newspapers and Information Services segment include costs related to newsprint, ink, printing costs and editorial content. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead.

The Newspapers and Information Services segment’s advertising volume, circulation and the price of newsprint are the key uncertainties whose fluctuations can have a material effect on the Company’s operating results and cash flow. The Company has to anticipate the level of advertising volume, circulation and newsprint prices in managing its businesses to maximize operating profit during expanding and contracting economic cycles. Newsprint is a basic commodity and its price is sensitive to the balance of supply and demand. The Company’s costs and expenses are affected by the cyclical increases and decreases in the price of newsprint. The newspapers published by the Company compete for readership and advertising with local and national newspapers and also compete with television, radio, Internet and other media alternatives in their respective locales. Competition for newspaper circulation is based on the news and editorial content of the newspaper, service, cover price and, from time to time, various promotions. The success of the newspapers published by the Company in competing with other newspapers and media for advertising depends upon advertisers’ judgments as to the most effective use of their advertising budgets. Competition for advertising among newspapers is based upon circulation levels, readership levels, reader demographics, advertising rates and advertiser results. Such judgments are based on factors such as cost, availability of alternative media, circulation and quality of readership demographics. In recent years, the newspaper industry has experienced difficulty increasing circulation volume and revenues. This is due to, among other factors, increased competition from new media formats and sources, and shifting preferences among some consumers to receive all or a portion of their news from sources other than a newspaper.

The Newspapers and Information Services segment also derives revenue from the provision of subscriber-based information services and the licensing of products and content to third-parties. Losses in the number of subscribers for these information services may affect revenues. The information services provided by the

Company also compete with other media sources (free and subscription-based) and new media formats. Licensing revenues depend on new and renewed customer contracts, and may be affected if the Company is unable to generate new licensing business or if existing customers renew for lesser amounts, terminate early or forego renewal.

The Company believes that competition from new media formats and sources and shifting consumer preferences will continue to pose challenges within the Newspapers and Information Services industries.

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

Other Business Developments

In November 2007, Dow Jones announced that it would explore strategic alternatives for the Ottaway Community Newspapers (the “Ottaway Newspapers”), which the Company acquired as part of the Dow Jones transaction. The strategic options include, but are not limited to, the possible sale of some or all of the Ottaway Newspapers’ publications and related properties. No agreement has yet been entered into with respect to any transaction involving the Ottaway Newspapers.

On December 13, 2007, the Company completed the acquisition of Dow Jones pursuant to the Agreement and Plan of Merger, dated as of July 31, 2007, by and among the Company, Ruby Newco LLC, a wholly-owned subsidiary of the Company (“Ruby Newco”), Dow Jones and Diamond Merger Sub Corporation, as amended (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, each share of Dow Jones common stock was converted into the right to receive, at the election of the holder, either (x) $60.00 in cash or (y) 2.8681 Class B common units of Ruby Newco. Each Class B common unit of Ruby Newco is convertible after a period of time into a share of News Corporation Class A common stock. The consideration for the acquisition was approximately $5,700 million which consists of: $5,100 million in cash, assumed net debt of approximately $330 million, approximately $200 million in equity instruments and the Company anticipates making additional acquisition related cash payments of $100 million during the remainder of fiscal 2008. The results of Dow Jones have been included in the Company’s unaudited consolidated statement of operations from December 13, 2007, the date of acquisition.

The Company believes that the Dow Jones acquisition will position it as a leader in the financial news and information market and will enhance its ability to adapt to future challenges and opportunities within the Company’s Newspapers and Information Services segment and across the Company’s other related business segments.

In December 2007, Fox Television Stations, Inc., a Delaware corporation and a wholly owned subsidiary of the Company and FoxCo Acquisition Sub, LLC, a Delaware limited liability company and an indirect, wholly owned subsidiary of Oak Hill Capital Partners III, L.P. (“Oak Hill Capital”), entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company agreed to sell eight of its owned-and-operated FOX network affiliated television stations (the “Stations”) to Oak Hill Capital for approximately $1.1 billion in cash. The Stations include: WJW in Cleveland, OH; KDVR in Denver, CO; KTVI in St. Louis, MO; WDAF in Kansas City, MO; WITI in Milwaukee, WI; KSTU in Salt Lake City, UT; WBRC in Birmingham, AL; and WGHP in Greensboro, NC. The transaction is subject to customary closing conditions, including, among other things, (a) regulatory approvals, (b) the receipt of the consent of the Federal Communications Commission (the “FCC”) relating to the assignment or transfer of control of the television broadcasting licenses issued by the FCC for the Stations and (c) with regard to two of the Stations only, certain other actions by the FCC in connection with the digital television facilities for the two Stations. In the event the closing condition described in (c) above is not satisfied or waived by Oak Hill Capital, the transaction shall be effected as a sale of six of the Stations, excluding the Stations described in (c) above, at an adjusted price. The transaction is expected to be completed in the third calendar quarter of 2008.

In December 2007, Macrovision Corporation agreed to acquire Gemstar-TV Guide in a cash and stock transaction. The closing of this transaction is subject to customary closing conditions including the approval of the shareholders of both Macrovision Corporation and Gemstar-TV Guide.

In January 2008, the Company acquired a 14.6% stake in Premiere AG, the leading German pay-TV operator, for cash consideration of $422 million.

RESULTS OF OPERATIONS

Results of Operations—For the three and six months ended December 31, 2007 versus the three and six months ended December 31, 2006.

The following table sets forth the Company’s operating results for the three and six months ended December 31, 2007, as compared to the three and six months ended December 31, 2006.

	For the three months ended December 31,			For the six months ended December 31,
	2007	2006	% Change	2007	2006	% Change
	(in millions, except % and per share amounts)
Revenues	$8,590	$7,844	10%	$15,657	$13,758	14%

Expenses:
Operating	5,443	5,341	2%	9,851	9,095	8%
Selling, general and administrative	1,442	1,153	25%	2,732	2,255	21%
Depreciation and amortization	287	206	39%	609	413	47%

Total operating income	1,418	1,144	24%	2,465	1,995	24%

Equity (losses) earnings of affiliates	(50)	249	* *	196	492	(60)%
Interest expense, net	(245)	(212)	16%	(458)	(412)	11%
Interest income	78	72	8%	178	147	21%
Other, net	187	18	* *	187	446	(58)%

Income before income tax expense and minority interest in subsidiaries	1,388	1,271	9%	2,568	2,668	(4)%
Income tax expense	(520)	(431)	21%	(934)	(969)	(4)%
Minority interest in subsidiaries, net of tax	(36)	(18)	* *	(70)	(34)	* *

Net income	$832	$822	1%	$1,564	$1,665	(6)%

Diluted earnings per share(1)	$0.27	$0.26	4%	$0.50	$0.52	(4)%

**	not meaningful

(1)

Represents earnings per share based on the total weighted average shares outstanding (Class A Common Stock and Class B common stock, par value $0.01 per share (“Class B Common Stock”) combined) for the three and six months ended December 31, 2007 and 2006. During fiscal 2007, Class A Common Stock carried rights to a greater dividend than Class B Common Stock. Subsequent to the final fiscal 2007 dividend, shares of Class A Common Stock cease to carry any rights to a greater dividend than shares of Class B Common Stock. See Note 15—Earnings Per Share to the Unaudited Consolidated Financial Statements of News Corporation.

Overview—The Company’s revenues increased 10% and 14% for the three and six months ended December 31, 2007, respectively, as compared to the corresponding periods of fiscal 2007. The increases for three and six months ended December 31, 2007 were primarily due to revenue increases at the Cable Network Programming, Newspapers and Information Services, DBS, and Other segments.

Operating expenses for the three and six months ended December 31, 2007 increased approximately 2% and 8%, respectively, from the corresponding periods of fiscal 2007. The increases were primarily due to an increase in the amortization of production expenses and increased participation costs at the Filmed Entertainment segment, unfavorable foreign exchange movements at the DBS and Newspapers and Information Services segments and incremental expenses related to acquisitions. Partially offsetting these increases were lower sports programming costs at the Television segment.

Selling, General and Administrative expenses for the three and six months ended December 31, 2007 increased approximately 25% and 21%, respectively, as compared to the corresponding periods of fiscal 2007. These increases were primarily due to incremental expenses related to acquisitions, increased employee costs and Internet initiatives.

Depreciation and Amortization increased 39% and 47% for the three and six months ended December 31, 2007, respectively, as compared to the corresponding periods of fiscal 2007. The increases in depreciation and amortization were primarily due to accelerated depreciation at the Newspapers and Information Services segment and an increase in the amortization of finite lived intangible assets in conjunction with acquisitions made in fiscal 2007. Also contributing to the increases were additional property, plant and equipment placed into service.

During both the three and six months ended December 31, 2007, Operating income increased 24% from the corresponding periods of fiscal 2007. The increases in the three and six months ended December 31, 2007 were primarily due to increased Operating income at the Television, DBS, Cable Network Programming and Other Segments.

Equity (losses) earnings of affiliates—Net earnings from equity affiliates decreased $299 million and $296 million for the three and six months ended December 31, 2007, respectively, as compared to the corresponding periods of fiscal 2007. The decreases were primarily a result of lower contributions from British Sky Broadcasting Group plc (“BSkyB”) due to the write-down of its ITV plc investment in the three months ended December 31, 2007. The Company’s portion of the ITV plc write-down was $273 million.

	For the three months ended December 31,				For the six months ended December 31,
	2007	2006	% Change		2007	2006	% Change
	(in millions, except %)
DBS equity affiliates	(74)	202	*	*	99	409	(76)%
Cable channel equity affiliates	14	23	(39)%		37	44	(16)%
Other equity affiliates	10	24	(58)%		60	39	54%

Total equity (losses) earnings of affiliates	$(50)	$249	*	*	$196	$492	(60)%

**	not meaningful

Interest expense, net—Interest expense, net increased $33 million and $46 million for the three and six months ended December 31, 2007, respectively, as compared to the corresponding periods of fiscal 2007, primarily due to the issuance of $1 billion 6.15% Senior Notes due 2037 in March 2007 and $1.25 billion 6.65% Senior Notes due 2037 in November 2007.

Interest income—Interest income increased $6 million and $31 million for the three and six months ended December 31, 2007, respectively, as compared to the corresponding periods of fiscal 2007, primarily as a result of higher average cash balances.

Other, net—Other, net consisted of the following:

	For the three months ended December 31,		For the six months ended December 31,
	2007	2006	2007	2006
	(in millions)		(in millions)
Gain on the sale of China Netcom(a)	$—	$—	$102	$—
Gain on the sale of SKY Brasil(a)	—	—	—	261
Gain on the sale of Phoenix(a)	—	—	—	136
Change in fair value of exchangeable securities(b)	189	30	102	68
Other	(2)	(12)	(17)	(19)

Total Other, net	$187	$18	$187	$446

(a)	See Note 6—Investments to the Unaudited Consolidated Financial Statements of News Corporation.

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

Income tax expense—The Company’s effective tax rate for the three and six months ended December 31, 2007 was 37% and 36%, respectively. The effective tax rate for the second quarter of fiscal 2008 was higher than the corresponding prior year period as the second quarter of fiscal 2007 effective tax rate was impacted by the resolution of foreign tax audits and the utilization of certain income tax credits. The effective rate for the six months ended December 31, 2007 of 36% was consistent with the effective rate for the six months ended December 31, 2006. The effective tax rate for the three and six months ended December 31, 2007 was higher than the U.S. statutory rate primarily due to foreign and state income taxes.

Minority interest in subsidiaries, net of tax—Minority interest expense increased $18 million and $36 million for the three and six months ended December 31, 2007, respectively, as compared to the corresponding periods of fiscal 2007. These increases were primarily due to the additional minority interest allocated to minority shareholders of National Geographic Channel (US) (“NGC US”) and the international National Geographic entities that were not consolidated in the corresponding periods of the prior fiscal year.

Net income—Net income increased $10 million and decreased $101 million for the three and six months ended December 31, 2007, respectively, as compared to the corresponding periods of fiscal 2007. The increase in Net income for the three months ended December 31, 2007 was primarily due to the increase in Operating income noted above and an increase in Other, net, partially offset by the decrease in earnings from equity affiliates noted above. The decrease in Net income for the six months ended December 31, 2007 was primarily due to the decrease in earnings from equity affiliates noted above and a decrease in Other, net due to the absence of gains on the sale of SKY Brasil and Phoenix Satellite Television Holdings Limited included in the corresponding period of fiscal 2007. The decrease in Net income for the six months ended December 31, 2007 was partially offset by the increase in Operating income noted above.

Segment Analysis:

The following table sets forth the Company’s revenues and operating income by segment for the three and six months ended December 31, 2007, as compared to the three and six months ended December 31, 2006.

	For the three months ended December 31,			For the six months ended December 31,
	2007	2006	% Change	2007	2006	% Change
	(in millions, except %)
Revenues:
Filmed Entertainment	$1,976	$2,265	(13)%	$3,558	$3,478	2%
Television	1,530	1,600	(4)%	2,675	2,703	(1)%
Cable Network Programming	1,236	920	34%	2,338	1,809	29%
Direct Broadcast Satellite Television	955	764	25%	1,702	1,386	23%
Magazines and Inserts	273	266	3%	537	541	(1)%
Newspapers and Information Services	1,416	1,118	27%	2,660	2,167	23%
Book Publishing	406	393	3%	736	761	(3)%
Other	798	518	54%	1,451	913	59%

Total revenues	$8,590	$7,844	10%	$15,657	$13,758	14%

Operating income (loss):
Filmed Entertainment	$403	$470	(14)%	$765	$709	8%
Television	245	112	* *	428	304	41%
Cable Network Programming	337	275	23%	626	524	19%
Direct Broadcast Satellite Television	62	(12)	* *	110	(25)	* *
Magazines and Inserts	85	74	15%	164	152	8%
Newspapers and Information Services	196	170	15%	289	294	(2)%
Book Publishing	67	54	24%	103	109	(6)%
Other	23	1	* *	(20)	(72)	(72)%

Total operating income	$1,418	$1,144	24%	$2,465	$1,995	24%

**	not meaningful

Filmed Entertainment (23% and 25% of the Company’s consolidated revenues in the first six months of fiscal 2008 and 2007, respectively)

For the three months ended December 31, 2007, revenues and Operating income at the Filmed Entertainment segment decreased $289 million, or 13%, and $67 million, or 14%, respectively, as compared to the corresponding period of fiscal 2007. The revenue decrease was primarily due to a decrease in worldwide theatrical and home entertainment revenues partially offset by higher syndication revenues from Twentieth Century Fox Television. The three months ended December 31, 2006 included the successful theatrical performances of The Devil Wears Prada, Night at the Museum and Borat: Cultural Learnings of America for Make Benefit Glorious Nation of Kazakhstan and the successful home entertainment performances of Ice Age: The Meltdown, X-Men: The Last Stand and The Devil Wears Prada. The three months ended December 31, 2007 included the successful theatrical releases and initial releasing costs of Alvin and the Chipmunks and Juno and the home entertainment performance of The Simpsons Movie, Live Free or Die Hard and Fantastic Four: Rise of the Silver Surfer. The decrease in Operating income was primarily due to the revenue decreases noted above, partially offset by a $226 million decrease in operating expenses. The decrease in operating expenses was due to lower releasing costs and lower amortization of production and participation expenses.

For the six months ended December 31, 2007, revenues and Operating income at the Filmed Entertainment segment increased $80 million, or 2%, and $56 million, or 8%, respectively, as compared to the corresponding period of fiscal 2007. The revenue increase was primarily due to an increase in worldwide theatrical and pay television revenues, as well as higher syndication revenues from Twentieth Century Fox Television, partially offset by lower home entertainment revenues. The increase in worldwide theatrical revenues for the six months ended December 31, 2007 was primarily due to the worldwide success of The Simpsons Movie, Alvin and the Chipmunks and Live Free or Die Hard. Syndication revenues increased primarily due to the worldwide availability of Family Guy and higher international revenues from Prison Break and The Simpsons. The increase in worldwide pay television revenues for motion picture product was primarily due to a stronger film lineup in fiscal 2008. Worldwide home entertainment revenues decreased primarily due to the successful performance of Ice Age: The Meltdown in the corresponding period of fiscal 2007. The increase in Operating income was primarily due to the revenue increases noted above, partially offset by an increase in amortization of production and participation expenses.

Television (17% and 20% of the Company’s consolidated revenues in the first six months of fiscal 2008 and 2007, respectively)

For the three and six months ended December 31, 2007, Television segment revenues decreased $70 million, or 4%, and $28 million, or 1%, respectively, as compared to the corresponding periods of fiscal 2007. The Television segment reported an increase in Operating income for the three and six months ended December 31, 2007 of $133 million and $124 million, respectively, as compared to the corresponding periods of fiscal 2007.

Revenues for the three and six months ended December 31, 2007 at the Company’s U.S. television operations decreased 6% and 3%, respectively, as compared to the corresponding periods of fiscal 2007. The decreases were primarily due to the absence of the MLB Divisional Series in fiscal 2008 and a decrease in political advertising revenue at the Company’s television stations. These revenue decreases were partially offset by higher advertising revenue due to increased pricing and higher network ratings for NFL and entertainment programming and from the Emmy Awards, which was broadcast in the six months ended December 31, 2007. Operating income for the three and six months ended December 31, 2007 at the Company’s U.S. television operations increased as compared to the corresponding periods of fiscal 2007. The increases in Operating income were a result of the higher revenue increases noted above and a decrease in sports programming costs due to the absence of the MLB Divisional Series. Also contributing to the increases in Operating income were improved operating results at MyNetworkTV due to lower programming costs.

Revenues for the three and six months ended December 31, 2007 at the Company’s international television operations increased as compared to the corresponding periods of fiscal 2007. The increases were primarily due to higher advertising revenues in India and higher subscription revenues. Operating income at the Company’s international television operations increased for the three and six months ended December 31, 2007 as compared to the corresponding periods of fiscal 2007, primarily due to the revenue increases noted above which were partially offset by increased programming costs.

Cable Network Programming (15% and 13% of the Company’s consolidated revenues in the first six months of fiscal 2008 and 2007, respectively)

For the three and six months ended December 31, 2007, revenues for the Cable Network Programming segment increased $316 million, or 34%, and $529 million, or 29%, respectively, as compared to the corresponding periods of fiscal 2007. These increases were driven by higher net affiliate and advertising revenues at Fox News, the RSNs, FX, and the Company’s international cable channels. Also contributing to the revenue growth was incremental revenues of $125 million and $181 million for the three and six months ended December 31, 2007, respectively, due to the consolidation of the National Geographic channels.

For the three and six months ended December 31, 2007, Fox News’ revenues increased 26% and 30%, respectively, as compared to the corresponding periods of fiscal 2007, primarily due to an increase in net affiliate and advertising revenues. Net affiliate revenues increased 62% and 79% for the three and six months ended December 31, 2007, respectively, primarily due to higher average rates per subscriber and lower cable distribution amortization as compared to the corresponding periods of fiscal 2007. Advertising revenues for both the three and six months ended December 31, 2007 increased 10% as compared to the corresponding periods of fiscal 2007 due to higher volume and higher pricing. As of December 31, 2007, Fox News reached approximately 95 million Nielsen households.

The RSNs’ revenues increased 10% for both the three and six months ended December 31, 2007 as compared to the corresponding periods of fiscal 2007, primarily due to increases in net affiliate revenues. During the three and six months ended December 31, 2007, net affiliate revenues increased 13% and 12%, respectively, as compared to the corresponding periods of fiscal 2007, primarily due to higher affiliate rates and a higher number of subscribers. Advertising revenue increased approximately 5% during the six months ended December 31, 2007, primarily due to additional revenues from the increased number of MLB and National Basketball Association (“NBA”) games broadcasted and higher advertising rates.

FX’s revenues increased 6% for both the three and six months ended December 31, 2007 as compared to the corresponding periods of fiscal 2007, driven by net affiliate revenue and ancillary revenue increases. Net affiliate revenues increased for the three and six months ended December 31, 2007 as a result of an increase in average rate per subscriber and the number of subscribers. As of December 31, 2007, FX reached approximately 95 million Nielsen households.

The Company’s international cable channels’ revenues increased for the three and six months ended December 31, 2007 as compared to the corresponding periods of fiscal 2007, primarily due to the consolidation of NGC Network International LLC (“NGC International”), NGC Network Latin America LLC (“NGC Latin America”) and NGC Network Europe LLC (“NGC Europe”) which were not consolidated in the corresponding periods of the prior fiscal year. Also contributing to these increases were improved advertising sales and subscriber growth at the other FIC channels.

For the three and six months ended December 31, 2007, Operating income at the Cable Network Programming segment increased $62 million, or 23%, and $102 million, or 19%, respectively, as compared to the corresponding periods of fiscal 2007, primarily due to the increases in revenues noted above. The revenue increases were partially offset by $169 million and $288 million increases in operating expenses during the three and six months ended December 31, 2007, respectively, as compared to the corresponding periods of fiscal 2007. The increases in operating expenses were primarily due to increased programming costs resulting from an increase in the number of MLB and NBA games broadcasted, higher entertainment programming costs of movies and new shows, the launch of the Big Ten Network in August 2007, the consolidation of the international National Geographic channels and the October 2007 launch of Fox Business Network. The launches of the Big Ten Network and Fox Business Network resulted in approximately $50 million and $85 million in operating losses for the three and six months ended December 31, 2007, respectively. The consolidation of the National Geographic channels resulted in incremental Operating income of approximately $38 million and $56 million for the three and six months ended December 31, 2007, respectively. Also contributing to the increased expenses were higher Selling, General, and Administrative expenses during the three and six months ended December 31, 2007, primarily due to the launch of the new channels.

Direct Broadcast Satellite Television (11% and 10% of the Company’s consolidated revenues in the first six months of fiscal 2008 and 2007, respectively)

For the three and six months ended December 31, 2007, SKY Italia revenues increased $191 million, or 25%, and $316 million, or 23%, as compared to the corresponding periods of fiscal 2007. This revenue growth was primarily driven by an increase of approximately 400,000 subscribers over the corresponding period of fiscal 2007 and the weakening of the U.S. dollar which resulted in 12% and 10% of the increase in revenues for the three and six months ended December 31, 2007, respectively. During the second quarter of fiscal 2008, SKY

Italia added approximately 189,000 net subscribers, which increased SKY Italia’s total subscriber base to 4.4 million at December 31, 2007. The total churn for the three months ended December 31, 2007 was approximately 80,000 subscribers on an average subscriber base of 4.3 million, as compared to churn of approximately 102,000 subscribers on an average subscriber base of 3.9 million in the corresponding period of fiscal 2007. The total churn for the six months ended December 31, 2007 was approximately 230,000 subscribers on an average subscriber base of 4.3 million, as compared to churn of approximately 249,000 subscribers on an average subscriber base of 3.9 million in the corresponding period of fiscal 2007. Subscriber churn for the period represents the number of SKY Italia subscribers whose service was disconnected during the period.

Average revenue per subscriber (“ARPU”) for the three and six months ended December 31, 2007 was approximately €45 and €42, respectively, which were consistent with the ARPU for the corresponding periods of fiscal 2007. SKY Italia calculates ARPU by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue for the period. Average subscribers are calculated for the respective periods by adding the beginning and ending subscribers for the period and dividing by two.

Subscriber acquisition costs per subscriber (“SAC”) of approximately €270 in the second quarter of fiscal 2008 increased over the second quarter of fiscal 2007, primarily due to increased marketing costs both in the aggregate and on a per gross addition basis due to a lower number of gross SKY Italia subscribers added during the second quarter of fiscal 2008 as compared to the corresponding prior year period. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross SKY Italia subscribers added during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly by SKY Italia to subscribers and the costs related to installation and acquisition advertising, net of any upfront activation fee. SKY Italia excludes the value of equipment capitalized under SKY Italia’s equipment lease program, as well as payments and the value of returned equipment related to disconnected lease program subscribers from subscriber acquisition costs.

For the three and six months ended December 31, 2007, SKY Italia’s operating results improved by $74 million and $135 million, respectively, as compared to the corresponding periods of fiscal 2007. The increases were primarily due to the revenue increases noted above, partially offset by an increase in operating expenses. The increase in operating expenses was due to higher fees paid for programming costs as a result of an increase in the number of subscribers and the additions of new channels. For the three and six months ended December 31, 2007, the weakening of the U.S. dollar represented 12% and 10%, respectively, of the total improvement in operating results.

Magazines and Inserts (3% and 4% of the Company’s consolidated revenues in the first six months of fiscal 2008 and 2007, respectively)

For the three months ended December 31, 2007, revenues at the Magazines and Inserts segment increased $7 million, or 3%, as compared to the corresponding period of fiscal 2007, primarily due to an increase in volume and rates of in-store marketing products, partially offset by lower rates and volume for free-standing insert products. For the six months ended December 31, 2007, revenues at the Magazines and Inserts segment decreased $4 million, or 1%, as compared to the corresponding period of fiscal 2007, primarily due to lower volume and rates on the Company’s free-standing insert products. These decreases were partially offset by higher rates and volume for in-store marketing products.

For the three and six months ended December 31, 2007, Operating income at the Magazines and Inserts segment increased $11 million, or 15%, and $12 million, or 8%, respectively, as compared to the corresponding periods of fiscal 2007. The increases were primarily due to lower printing and paper rates for free-standing insert products. The increase for the six months ended December 31, 2007 was partially offset by the decrease in revenues noted above.

Newspapers and Information Services (17% and 16% of the Company’s consolidated revenues in the first six months of fiscal 2008 and 2007, respectively)

For the three and six months ended December 31, 2007, revenues at the Newspapers and Information Services segment increased $298 million, or 27%, and $493 million, or 23%, as compared to the corresponding periods of fiscal 2007. Revenues in Australia, the United States and the United Kingdom were all higher in the three and six months ended December 31, 2007. The increase in the U.S. revenue was due to the acquisition of Dow Jones on December 13, 2007. The Dow Jones results have been included in the Newspapers and Information Services segment since December 14, 2007. Operating income for the three months ended December 31, 2007 increased $26 million, or 15%, and decreased $5 million, or 2%, for the six months ended December 31, 2007, as compared to the corresponding periods of fiscal 2007, primarily related to the Australian and U.K. operating results as Dow Jones did not have a material impact on Operating income. During the three and six months ended December 31, 2007, the weakening of the U.S. dollar resulted in increases of approximately 9% in revenue and approximately 15% in operating income as compared to the corresponding periods of fiscal 2007.

For the three and six months ended December 31, 2007, the Australian newspapers’ revenues increased 33% and 31%, respectively, primarily due to higher advertising revenues, incremental revenues from the acquisition of the Federal Publishing Company’s group of companies in April 2007 and favorable foreign exchange movements. Operating income for the three and six months ended December 31, 2007 increased 32% and 30%, respectively, as compared to the corresponding periods of fiscal 2007, primarily due to the revenue increases noted above which were partially offset by an increase in employee related costs.

For both the three months and six months ended December 31, 2007, the UK newspapers’ revenues increased 9%, as compared to the corresponding periods of fiscal 2007, primarily due to higher Internet revenues, as well as favorable foreign exchange movements. Internet revenues increased primarily due to the incremental revenues from acquisitions made in fiscal 2007 and higher Internet advertising revenues. Operating income decreased for the three and six months ended December 31, 2007 as compared to the corresponding periods of fiscal 2007, primarily due to incremental accelerated depreciation of $24 million and $86 million, respectively, recorded for the U.K. printing presses and printing facilities that are being replaced earlier than originally anticipated. The Company’s upgrade to new printing plants and presses is expected to be completed in the fourth quarter of fiscal 2008.

Book Publishing (5% of the Company’s consolidated revenues in the first six months of fiscal 2008 and 2007, respectively)

For the three months ended December 31, 2007, revenues at the Book Publishing segment increased $13 million, or 3%, as compared to the corresponding period of fiscal 2007. Notable sales performances during the three months ended December 31, 2007, included The Daring Book For Girls by Andrea J. Buchanan and Miriam Peskowitz, The Dangerous Book For Boys by Conn and Hal Iggulden and Deceptively Delicious by Jessica Seinfeld. This increase was partially offset by a reduction in sales of the successful children’s Lemony Snicket’s Series of Unfortunate Events titles as compared to the corresponding period of fiscal 2007. During the three months ended December 31, 2007, HarperCollins had 40 titles on The New York Times Bestseller List with five titles reaching the number one position. For the six months ended December 31, 2007, revenues at Book Publishing segment decreased $25 million, or 3%, from the corresponding period of fiscal 2007, primarily due to lower revenue on Lemony Snicket’s Series of Unfortunate Events titles. This decrease was partially offset by higher distribution revenues earned on the final release of the Harry Potter series book published by Scholastic and the addition of a new distribution client during the six months ended December 31, 2007. During the six months ended December 31, 2007, HarperCollins had 81 titles on The New York Times Bestseller List with ten titles reaching the number one position.

Operating income for the three months ended December 31, 2007 increased $13 million, or 24%, as compared to the corresponding period of fiscal 2007, primarily due to the revenue increases noted above. Also contributing to the increases during the three months was a lower provision for bad debt as the prior fiscal year included a provision for the bankruptcy filing of a major distributor. Operating income for the six months ended December 31, 2007 decreased $6 million, or 6%, as compared to the corresponding period of fiscal 2007, primarily due to the revenue decreases noted above.

Other (9% and 7% of the Company’s consolidated revenues in the first six months of fiscal 2008 and 2007, respectively)

For the three and six months ended December 31, 2007, revenues at the Other operating segment increased $280 million, or 54%, and $538 million, or 59%, respectively, as compared to the corresponding periods of fiscal 2007, primarily due to incremental revenues received from the search technology and services agreement with Google and increased advertising revenues from FIM’s Internet sites. The revenue increases were also driven by incremental revenues from Jamba which was acquired in January 2007.

Operating results for the three and six months ended December 31, 2007 increased $22 million and $52 million, respectively, as compared to the corresponding periods of fiscal 2007. The increases were primarily due to approximately $59 million and $74 million increases in operating results at FIM for the three and six months ended December 31, 2007, respectively, which were due to the FIM revenue increases noted above. The improved operating results were partially offset by start up losses in conjunction with the Company’s Eastern European broadcasting initiatives.

Liquidity and Capital Resources

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds; however, the Company has access to the worldwide capital markets, a $2.25 billion revolving credit facility and various film co-production alternatives to supplement its cash flows. Also, as of December 31, 2007, the Company had consolidated cash and cash equivalents of approximately $3.5 billion. The Company believes that cash flows from operations will be adequate for the Company to conduct its operations. The Company’s internally generated funds are highly dependent upon the state of the advertising market and public acceptance of film and television products. Any significant decline in the advertising market or the performance of the Company’s films could adversely impact its cash flows from operations which could require the Company to seek other sources of funds including proceeds from the sale of certain assets or other alternative sources.

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

Sources and uses of cash

Net cash provided by operating activities for the six months ended December 31, 2007 and 2006 was as follows (in millions):

	For the six months ended December 31,
	2007	2006
Net cash provided by operating activities	$739	$705

The increase in net cash provided by operating activities during the six months ended December 31, 2007 as compared to the corresponding period of fiscal 2007 reflects higher home entertainment receipts at the Filmed Entertainment segment which was partially offset by higher income tax payments.

Net cash used in investing activities for the six months ended December 31, 2007 and 2006 was as follows (in millions):

	For the six months ended December 31,
	2007	2006
Net cash used in investing activities	$(5,829)	$(1,020)

Net cash used in investing activities during the six months ended December 31, 2007 increased as compared to the corresponding period of fiscal 2007. This increase was primarily due to Company’s acquisition of Dow Jones in December 2007 and Photobucket in July 2007.

Net cash provided by (used in) financing activities for the six months ended December 31, 2007 and 2006 was as follows (in millions):

	For the six months ended December 31,
	2007	2006
Net cash provided by (used in) financing activities	$910	$(101)

Cash provided by financing activities was primarily due to net proceeds of $1,248 from the issuance of $1,250 million 6.65% Senior Notes due 2037 in November 2007. Cash provided by financing activities was partially offset by dividends paid, repayments of borrowings and stock repurchases. During the six months ended December 31, 2007, the Company repurchased approximately 6.0 million shares for $122 million under the Company’s stock repurchase program as compared to repurchases of 3.2 million shares for $59 million during the six months ended December 31, 2006.

Debt Instruments

	For the six months ended December 31,
	2007	2006
	(in millions)
Borrowings
Notes Due 2037	$1,248	$—
RZB loan	7	160
All other	7	—

Total borrowings	$1,262	$160

Repayments of borrowings
EBRD loan	—	$(154)
All other	(132)	(36)

Total repayments of borrowings	$(132)	$(190)

Other

The Company’s 6.625% Senior Notes due 2008 in the amount of $350 million are due within the next twelve months and are classified as current borrowings as of December 31, 2007. In January 2008, the Company retired its $350 million 6.625% Senior Notes.

The Company’s 7.375% Senior Notes due 2008 in the amount of $200 million are due within the next twelve months and are classified as current borrowings as of December 31, 2007.

As part of the Dow Jones acquisition, the Company assumed total debt of $378 million which consisted of: 3.875% notes due 2008 in the amount of $225 million, $131 million in commercial paper and a $22 million variable interest note. In December 2007, the Company retired all of the commercial paper outstanding and in February 2008, the Company will retire its $225 million 3.875% notes. (See Note 2 to the Unaudited Consolidated Financial Statements of News Corporation for further discussion of the Dow Jones acquisition.)

Stock Repurchase Program

On June 13, 2005, the Company announced that its Board of Directors (the “Board”) approved a stock repurchase program, under which the Company was authorized to acquire up to an aggregate of $3.0 billion in Class A Common Stock and Class B Common Stock. In May 2006, the Company announced that the Board authorized increasing the total amount of the stock repurchase program to $6.0 billion. The remaining authorized amount under the Company’s stock repurchase program at December 31, 2007, excluding commissions, was approximately $2 billion.

Ratings of the Public Debt

The table below summarizes the Company’s current credit ratings.

	Senior Debt	Outlook
Rating Agency
Moody’s	Baa 2	Stable
S&P	BBB+	Stable

Revolving Credit Agreement

On May 23, 2007, News America Incorporated (“NAI”), a subsidiary of the Company, terminated its existing $1.75 billion Revolving Credit Agreement (the “Prior Credit Agreement”) and entered into a new Credit Agreement (the “New Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein (the “Lenders”), Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent. The New Credit Agreement consists of a $2.25 billion five-year unsecured revolving credit facility with a sublimit of $600 million available for the issuance of letters of credit. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. Dollars or Euros. The significant terms of the New Credit Agreement include, among others, the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. The Company will pay a facility fee of 0.08% regardless of facility usage. The Company will pay interest of a margin over LIBOR for borrowings and a letter of credit fee of 0.27%. The Company is subject to additional fees of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. Under the New Credit Agreement, NAI may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion. The New Credit Agreement is available for the general corporate purposes of NAI, the Company and its subsidiaries. The maturity date is in May 2012, however, NAI may request that the Lenders’ commitments be renewed for up to two additional one year periods. At December 31, 2007, no amounts were outstanding under the New Credit Agreement.

Commitments

In July 2007, the Company entered into a contract with the Big Ten Conference for rights to telecast certain Big Ten Conference sporting events through fiscal 2032. The Company will pay approximately $2.8 billion over the term of the contract for these rights.

In November 2007, the Company entered into a long-term supply contract pursuant to which the Company will purchase paper for its newspaper printing facilities in the United Kingdom from a third party. The contract requires the Company to purchase a minimum of $590 million of paper from this third party through fiscal 2015.

In December 2007, as part of the Dow Jones acquisition, the Company assumed approximately $994 million of commitments previously entered into by Dow Jones which included $247 million of indebtedness at December 31, 2007.

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

Contingencies

Other than previously disclosed in the notes to the Company’s unaudited consolidated financial statements, the Company is party to several other purchase and sale arrangements which become exercisable over the next ten years by the Company or the counter-party to the agreement. In the next twelve months, none of these arrangements that become exercisable are material. Purchase arrangements that are exercisable by the counter-party to the agreement, and that are outside the sole control of the Company are accounted for in accordance with Emerging Issues Task Force Topic No. D-98 “Classification and Measurement of Redeemable Securities.” Accordingly, the fair values of such purchase arrangements are classified in Minority interest liabilities.

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

At December 31, 2007, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $188 million (including the Company’s non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $19 million at December 31, 2007.

Interest Rates

The Company’s current financing arrangements and facilities include $14.0 billion of outstanding debt with fixed interest and the New Credit Agreement, which carries variable interest. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. As of December 31, 2007, substantially all of the Company’s financial instruments with exposure to interest rate risk were denominated in U.S. dollars and had an aggregate fair market value of $14.9 billion. The potential change in fair value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $725 million at December 31, 2007.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity affiliates and had an aggregate fair value of approximately $21,542 million as of December 31, 2007. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $19,388 million. Such a hypothetical decrease would result in a before tax decrease in comprehensive income of approximately $20 million, as any changes in fair value of the Company’s equity affiliates are not recognized unless deemed other-than-temporary, as these investments are accounted for under the equity method.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company has recorded the conversion feature embedded in its exchangeable debentures in other liabilities. At December 31, 2007, the fair value of this conversion feature was $255 million and this conversion feature is sensitive to movements in the share price of one of the Company’s publicly traded equity affiliates. A significant variance in the price of the underlying stock could have a material impact on the operating results of the Company. A 10% increase in the price of the underlying shares, holding other factors constant, would increase the fair value of the call option by approximately $98 million.

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

(b) Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

See Note 12—Contingencies to the unaudited consolidated financial statements, which is incorporated herein by reference.

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

The Company is dependent upon the maintenance of affiliation agreements with third-party owned television stations, and there can be no assurance that these affiliation agreements will be renewed in the future on terms acceptable to the Company. The loss of a significant number of these affiliation arrangements could reduce the distribution of FOX and MyNetworkTV and adversely affect the Company’s ability to sell national advertising time. Similarly, the Company’s cable networks maintain affiliation and carriage arrangements that enable them to reach a large percentage of cable and direct broadcast satellite households across the United States. The loss of a significant number of these arrangements or the loss of carriage on basic programming tiers could reduce the distribution of the Company’s cable networks, which may adversely affect those networks’ revenues from subscriber fees and their ability to sell national and local advertising time.

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

Labor Disputes May Have an Adverse Effect on the Company’s Business.

In a variety of the Company’s business, the Company and its partners engage the services of writers, directors, actors and other talent, trade employees and others who are subject to collective bargaining agreements, including employees of the Company’s film and television studio operations and newspapers. If the Company or its partners are unable to renew expiring collective bargaining agreements, certain of which have or are expiring within the next year or so, it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, as well as higher costs in connection with these collective bargaining agreements or a significant labor dispute could have an adverse effect on the Company’s business by causing delays in production or by reducing profit margins. On November 5, 2007, the Writers Guild of America (East and West) (the “WGA”) commenced a strike against film and television studios following the expiration of its collective bargaining agreement on October 31, 2007. The Company’s Filmed Entertainment and Television segments and certain of its suppliers retain the services of writers who are members of the WGA. The WGA strike, depending on its duration, may cause delays in the production and/or release dates of the Company’s television programs and feature films, and may result in higher costs due to the strike itself or less favorable terms for the Company of a future agreement with the WGA. The Company is currently unable to estimate the impact of the WGA strike on the Company’s revenues and operating income, if any.

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

In addition, the Company currently has in place a stockholder rights plan, which would cause extreme dilution to any person or group that attempts to acquire a significant interest in the Company without advance approval of the Board. Further, as a result of Mr. K. Rupert Murdoch’s ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns 0.8% of the Company’s Class A Common Stock and 30.1% of the Class B Common Stock, Mr. K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. Mr. K. Rupert Murdoch, however, disclaims any beneficial ownership of those shares. Also, Mr. K. Rupert Murdoch beneficially owns an additional 1.1% of the Class A Common Stock and 1.1% of the Class B Common Stock. Thus, Mr. K. Rupert Murdoch may be deemed to beneficially own in the aggregate 1.9% of the Class A Common Stock and 31.2% of the Class B Common Stock. If the Share Exchange Agreement is consummated, the Company intends to redeem the rights issued under the stockholder rights plan at that time and to take the necessary steps to declassify its classified board structure. Further, if the Share Exchange Agreement is consummated, the aggregate voting power represented by the shares of Class B Common Stock held by Mr. K. Rupert Murdoch and the Murdoch Family Trust would increase to approximately 38.6% of the Company’s aggregate voting power, subject to further increase to approximately 40.0% if the Company completes its previously announced stock repurchase program.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders (the “Annual Meeting”) on October 19, 2007. A brief description of the matters voted upon at the Annual Meeting and the results of the voting on such matters is set forth below.

Proposal 1: The following individuals were elected as Class I Directors:

Name	For	Withheld
K. Rupert Murdoch	835,005,276	2,298,509
Peter L. Barnes	836,455,569	2,190,170
Kenneth E. Cowley	832,929,601	4,890,700
David F. DeVoe	826,958,107	9,087,771
Viet Dinh	834,562,322	4,092,127

Proposal 2: A proposal to ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2008 was voted upon as follows:

For:	834,420,201
Against:	3,172,372
Abstain:	939,089

Proposal 3: A stockholder proposal on the annual election of directors was voted upon as follows:

For:	139,626,577
Against:	666,560,172
Abstain:	8,524,483

Proposal 4: A stockholder proposal on the elimination of the Company’s dual class capital structure was voted upon as follows:

For:	184,952,845
Against:	620,955,265
Abstain:	8,550,721

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a) Exhibits.
4.1	Registration Rights Agreement, dated November 14, 2007, by and among News America Incorporated, News Corporation and J.P. Morgan Securities Inc. as Initial Purchaser.*

4.2	Form of Notes representing $1.25 billion principal amount of 6.65% Senior Notes due 2037 and Officers’ Certificate of News Corporation relating thereto, dated November 14, 2007, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America Incorporated, the Guarantor named therein and The Bank of New York Mellon Corporation, as Trustee.*

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION
(Registrant)

By:	/s/ DAVID F. DEVOE
David F. DeVoe
Senior Executive Vice President and Chief Financial Officer

Date: February 6, 2008