Form 10-Q
period 2008-03-31
NEWS CORP
filed 2008-05-08
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

NEWS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 852-7000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer   ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of May 5, 2008, 1,818,488,028 shares of Class A Common Stock, par value $0.01 per share, and 798,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	For the three months ended March 31,		For the nine months ended March 31,
	2008	2007	2008	2007
Revenues	$8,750	$7,530	$24,407	$21,288
Expenses:
Operating	5,452	4,922	15,303	14,017
Selling, general and administrative	1,568	1,145	4,300	3,400
Depreciation and amortization	292	224	901	637

Operating income	1,438	1,239	3,903	3,234
Other income (expense):
Equity earnings of affiliates	109	255	305	747
Interest expense, net	(244)	(220)	(702)	(632)
Interest income	37	79	215	226
Other, net	1,673	47	1,860	493

Income before income tax expense and minority interest in subsidiaries	3,013	1,400	5,581	4,068
Income tax expense	(300)	(517)	(1,234)	(1,486)
Minority interest in subsidiaries, net of tax	(19)	(12)	(89)	(46)

Net income	$2,694	$871	$4,258	$2,536

Per share amounts:
Basic earnings	$0.92		$1.39
Class A		$0.29		$0.85
Class B		$0.24		$0.71
Diluted earnings	$0.91		$1.38
Class A		$0.29		$0.84
Class B		$0.24		$0.70

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	At March 31, 2008	At June 30, 2007
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$3,244	$7,654
Receivables, net	7,592	5,842
Inventories, net	2,437	2,039
Other	533	371

Total current assets	13,806	15,906

Non-current assets:
Receivables	528	437
Investments	3,988	11,413
Inventories, net	2,917	2,626
Property, plant and equipment, net	6,726	5,617
Intangible assets, net	14,261	11,703
Goodwill	18,380	13,819
Other non-current assets	1,314	822

Total assets	$61,920	$62,343

Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings	$289	$355
Accounts payable, accrued expenses and other current liabilities	6,187	4,545
Participations, residuals and royalties payable	1,474	1,185
Program rights payable	1,131	940
Deferred revenue	939	469

Total current liabilities	10,020	7,494

Non-current liabilities:
Borrowings	13,208	12,147
Other liabilities	5,023	3,319
Deferred income taxes	5,187	5,899
Minority interest in subsidiaries	1,046	562
Commitments and contingencies

Stockholders’ Equity:
Class A common stock (1)	18	21
Class B common stock (2)	8	10
Additional paid-in capital	17,289	27,333
Retained earnings and accumulated other comprehensive income	10,121	5,558

Total stockholders’ equity	27,436	32,922

Total liabilities and stockholders’ equity	$61,920	$62,343

(1)

Class A common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 1,816,873,292 shares and 2,139,585,571 shares issued and outstanding, net of 1,776,973,884 and 1,777,593,698 treasury shares at par at March 31, 2008 and June 30, 2007, respectively.

(2)

Class B common stock, par value $0.01 per share, 3,000,000,000 shares authorized, 798,520,953 shares and 986,520,953 shares issued and outstanding, net of 313,721,702 treasury shares at par at March 31, 2008 and June 30, 2007, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the nine months ended March 31,
	2008	2007
Operating activities:
Net income	$4,258	$2,536
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	901	637
Amortization of cable distribution investments	57	56
Equity earnings of affiliates	(305)	(747)
Cash distributions received from affiliates	193	145
Other, net	(1,860)	(493)
Minority interest in subsidiaries, net of tax	89	46
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(1,562)	(546)
Inventories, net	(598)	(593)
Accounts payable and other liabilities	1,457	1,487

Net cash provided by operating activities	2,630	2,528

Investing activities:
Property, plant and equipment, net of acquisitions	(1,027)	(904)
Acquisitions, net of cash acquired	(5,491)	(589)
Investments in equity affiliates	(133)	(120)
Other investments	(589)	(316)
Proceeds from sale of investments and other non-current assets	385	410

Net cash used in investing activities	(6,855)	(1,519)

Financing activities:
Borrowings	1,255	1,181
Repayment of borrowings	(713)	(190)
Issuance of shares	76	350
Repurchase of shares	(672)	(783)
Dividends paid	(203)	(186)
Other, net	19	—

Net cash (used in) provided by financing activities	(238)	372

Net (decrease) increase in cash and cash equivalents	(4,463)	1,381
Cash and cash equivalents, beginning of period	7,654	5,783
Exchange movement on opening cash balance	53	82

Cash and cash equivalents, end of period	$3,244	$7,246

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in millions)

	For the nine months ended March 31, 2008
	Shares	Amount
Class A common stock:
Balance, beginning of period	2,139	$21
Shares issued	8	—
Shares repurchased	(330)	(3)

Balance, end of period	1,817	18

Class B common stock:
Balance, beginning of period	987	10
Shares repurchased	(188)	(2)

Balance, end of period	799	8

Additional Paid-In Capital:
Balance, beginning of period		27,333
Acquisitions		31
Issuance of shares		35
Repurchase of shares		(10,313)
Other		203

Balance, end of period		17,289

Retained Earnings:
Balance, beginning of period		4,613
Net income		4,258
Dividends declared		(338)

Balance, end of period		8,533

Accumulated Other Comprehensive Income:
Balance, beginning of period		945
Other comprehensive income, net of income tax benefit of $68 million		643

Balance, end of period		1,588

Retained Earnings and accumulated other comprehensive income, end of period		10,121

Total Stockholders’ Equity		$27,436

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

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to each reporting date. As such, all references to March 31, 2008 and March 31, 2007 relate to the three and nine month periods ended March 30, 2008 and April 1, 2007, respectively. For convenience purposes, the Company continues to date its financial statements as of March 31.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” total comprehensive income for the Company consists of the following:

	For the three months ended March 31,		For the nine months ended March 31,
	2008	2007	2008	2007
	(in millions)
Net income, as reported	$2,694	$871	$4,258	$2,536
Other comprehensive income:
Foreign currency translation adjustments	375	150	782	466
Unrealized holding (losses) gains on securities, net of tax	(118)	14	(146)	98
Pension liability adjustment	7	—	7	—

Total comprehensive income	$2,958	$1,035	$4,901	$3,100

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

On July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), which did not have a material impact to the Company’s liability for unrecognized tax benefits. Total unrecognized tax benefits at the date of adoption of FIN 48 were $2.2 billion, of which $2.0 billion would affect the Company’s effective income tax rate, if and when recognized in future fiscal years. The increase in the accrued balance during the nine months ended March 31, 2008 was $301 million. The nine month movement includes $27 million of acquired unrecognized tax benefits from Dow Jones & Company Inc. (“Dow Jones”), which the Company acquired in December 2007. The Company does not presently anticipate such uncertain income tax positions will significantly increase or decrease in the next 12 months; however, actual developments in this area could differ from those currently expected. The implementation impact includes an increase in Other Liabilities of approximately $1.2 billion offset by a similar reduction in deferred income taxes as of July 1, 2007.

The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense, which is consistent with the recognition in prior reporting periods. Through July 1, 2007, the Company had recorded liabilities for accrued interest of $258 million. The increase in the accrual for interest for the nine months ended March 31, 2008 was $100 million, which includes $6 million of acquired interest from Dow Jones.

The Internal Revenue Service recently concluded its examination of the Company’s U.S. federal income tax returns through 2002, and has commenced examining the Company’s returns for the years subsequent to 2002. Additionally, the Company’s income tax returns for the years 2000 through 2006 are under examination in various foreign jurisdictions.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a new framework for measuring that value and expands disclosures about fair value measurements. SFAS No. 157 will require, among other things, expanded disclosure about fair value measurements that have a significant portion of the value determined using unobservable inputs (level 3 measurements). The standard applies prospectively to new fair value measurements performed after the required effective dates, which are as follows for the Company: in the first quarter of fiscal 2009, the standard will apply to the Company’s measurements of the fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; in the first quarter of fiscal 2010, the standard will apply to all remaining fair value measurements, including non-recurring measurements of non-financial assets and liabilities such as measurement of potential impairments of goodwill, other intangible assets, other long-lived assets and non-financial assets held by a pension plan. It also will apply to fair value measurements of non-financial assets acquired and liabilities assumed in business combinations. The Company is currently evaluating what effects, if any, the adoption of SFAS No. 157 will have on the Company’s future results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”) which allows companies to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 will become effective for the Company in the first quarter of fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS No. 159 will have on the Company’s future results of operation and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R significantly changes the accounting for business combinations in a number of

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141R will become effective for the Company beginning in the first quarter of fiscal 2010. This standard will change the Company’s accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS No. 160 will become effective for the Company in the first quarter of fiscal 2010. The Company is currently evaluating what effects, if any, the adoption of SFAS No. 160 will have on the Company’s future results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures related to an entities derivative and hedging activities. SFAS No. 161 will become effective for the Company beginning in the first quarter of fiscal 2010. The Company is currently evaluating what effects, if any, the adoption of SFAS No. 161 will have on the Company’s future derivative and hedging activity disclosures.

Note 2—Acquisitions, Disposals and Other Transactions

Fiscal 2008 Transactions

Acquisitions

In July 2007, the Company acquired Photobucket, a web-based provider of photo-and video-sharing services, for initial consideration of approximately $237 million in cash. Additional consideration of up to $50 million may be payable contingent upon the achievement of certain performance objectives.

On December 13, 2007, the Company completed the acquisition of Dow Jones pursuant to the Agreement and Plan of Merger, dated as of July 31, 2007, by and among the Company, Ruby Newco LLC, a wholly-owned subsidiary of the Company (“Ruby Newco”), Dow Jones and Diamond Merger Sub Corporation, as amended (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, each share of Dow Jones common stock was converted into the right to receive, at the election of the holder, either (x) $60.00 in cash or (y) 2.8681 Class B common units of Ruby Newco. Each Class B common unit of Ruby Newco is convertible after a period of time into a share of News Corporation Class A common stock. The consideration for the acquisition was approximately $5,700 million which consists of: $5,100 million in cash, assumed net debt of approximately $330 million, approximately $200 million in equity instruments and the Company anticipates making additional acquisition related cash payments of $50 million during the remainder of fiscal 2008. The results of Dow Jones have been included in the Company’s unaudited consolidated statement of operations from December 13, 2007, the date of acquisition.

As part of the Dow Jones acquisition, the Company assumed total debt of $378 million which consisted of: 3.875% notes due 2008 in the amount of $225 million, $131 million in commercial paper, and a $22 million variable interest note. As of March 31, 2008, only the $22 million variable interest note was outstanding.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, in December 2007, the Company issued approximately 8 million Class B common units of Ruby Newco, approximately 7 million stock options and approximately 500,000 restricted stock units (“RSUs”) over the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”). The total fair value of these instruments was approximately $200 million.

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

	For the three months ended March 31,	For the nine months ended March 31,
	2007 (1)	2008	2007 (1)
	(in millions, except per share amounts)
Revenue	$8,032	$25,385	$22,678
Net income	844	4,236	2,456

Per share amounts:
Basic earnings		$1.38
Class A	$0.28		$0.82
Class B	$0.23		$0.68

Diluted earnings		$1.37
Class A	$0.28		$0.81
Class B	$0.23		$0.68

(1)	Excludes discontinued operations

The unaudited pro forma data is provided for informational purposes only. The pro forma information is not necessarily indicative of the results that would have been obtained had the acquisition been completed at the dates indicated. In addition, the unaudited pro forma data does not purport to project the future financial position or operating results of the Company and Dow Jones.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of March 31, 2008
(in millions)
Assets acquired:
Current assets	$337
Property, plant and equipment	525
Other assets	399
Intangible assets	2,231
Goodwill	4,075

Total assets acquired	$7,567

Liabilities assumed:
Current liabilities	$515
Deferred income taxes	709
Deferred revenue	218
Other liabilities	437
Borrowings	378

Total liabilities assumed	2,257
Minority interest in subsidiaries	165

Net assets acquired	$5,145

The Company has not finalized the detailed valuation studies necessary to arrive at the required estimates of the fair market value of the Dow Jones assets acquired and the liabilities assumed and the related allocations of purchase price. The Company allocated, on a preliminary basis, approximately $600 million to amortizable intangible assets primarily consisting of subscriber relationship intangible assets with a weighted-average useful life of 25 years. The Company also allocated, on a preliminary basis, approximately $1,600 million to trade names, which will not be amortized as they have an indefinite remaining useful life based primarily on their market position and the Company’s plans for continued indefinite use. Further, approximately $4,000 million was preliminarily allocated to goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill is not being amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) and is not deductible for tax purposes. The preliminary allocation of Goodwill is included in the Other segment until the final valuation is complete. The amount of goodwill assumed will change depending on the fair values allocated to the tangible and intangible assets and liabilities acquired. For every $25 million reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets, Depreciation and amortization expense would increase by approximately $1 million per fiscal year, representing amortization expense assuming an average useful life of 25 years.

Actual allocations may differ from these once the Company has completed the valuation studies necessary to finalize the required purchase price allocations. There can be no assurance that this finalization will not result in material changes to the purchase price allocation above.

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

Disposals

In November 2007, Dow Jones announced that it would explore strategic alternatives for the Ottaway Community Newspapers (the “Ottaway Newspapers”), which the Company acquired as part of the Dow Jones transaction. The strategic options include, but are not limited to, the possible sale of some or all of the Ottaway Newspapers’ publications and related properties. No agreement has yet been entered into with respect to any transaction involving the Ottaway Newspapers. As of the acquisition of Dow Jones, the assets and liabilities of the Ottaway Newspapers were classified as assets held for sale. Assets held for sale of $25 million and $334 million are included in Other current assets and Other non-current assets, respectively, and liabilities related to assets held for sale of $23 million are included in other current liabilities in the Company’s consolidated balance sheet at March 31, 2008.

In December 2007, Fox Television Stations, Inc., a Delaware corporation and a wholly owned subsidiary of the Company and FoxCo Acquisition Sub, LLC, a Delaware limited liability company and an indirect, wholly owned subsidiary of Oak Hill Capital Partners III, L.P. (“Oak Hill Capital”), entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company agreed to sell eight of its owned-and-operated FOX network affiliated television stations (the “Stations”) to Oak Hill Capital for approximately $1.1 billion in cash. The Stations include: WJW in Cleveland, OH; KDVR in Denver, CO; KTVI in St. Louis, MO; WDAF in Kansas City, MO; WITI in Milwaukee, WI; KSTU in Salt Lake City, UT; WBRC in Birmingham, AL; and WGHP in Greensboro, NC. The transaction is subject to customary closing conditions, including, among other things, (a) regulatory approvals, and (b) the receipt of the consent of the Federal Communications Commission (the “FCC”) relating to the assignment or transfer of control of the television broadcasting licenses issued by the FCC for the Stations. The transaction is expected to be completed in the third calendar quarter of 2008.

Share Exchange Agreement

In February 2008, the Company closed the previously announced transaction contemplated by the share exchange agreement (the “Share Exchange Agreement”) with Liberty Media Corporation (“Liberty”). Pursuant to the terms of the Share Exchange Agreement, Liberty exchanged its entire interest in the Company’s common stock (approximately 325 million shares of Class A Common Stock and 188 million shares of News Corporation Class B Common Stock) for 100% of a subsidiary of the Company, whose holdings consisted of the Company’s approximately 41% interest (approximately 470 million shares) in The DIRECTV Group, Inc. (“DIRECTV”) constituting the Company’s entire interest in DIRECTV, three of the Company’s Regional Sports Networks (FSN Northwest, FSN Pittsburgh and FSN Rocky Mountain) (the “Three RSNs”) and approximately $625 million in cash (the “Exchange”). The Exchange resulted in the divestiture of the Company’s entire interest in DIRECTV, and the Three RSNs to Liberty. The consideration was negotiated between the parties and the Share Exchange Agreement was approved by the disinterested stockholders of the Company. A tax-free gain of $1.7 billion on the Exchange was recognized in Other, net in the unaudited consolidated statement of operations for the three and nine months ended March 31, 2008. Upon closing of the Share Exchange Agreement, the Company entered into a non-competition agreement with DIRECTV and non-competition agreements with each of the Three RSNs, in

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

each case, restricting its right to compete for a period of four years with DIRECTV and the Three RSNs in the respective regions in which such entities were operating on the closing date of the Share Exchange Agreement.

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

In January 2007, the Company and VeriSign, Inc. (“VeriSign”) formed a joint venture to provide entertainment content for mobile devices. The Company paid approximately $190 million for a controlling interest in VeriSign’s wholly owned subsidiary, Jamba, which was combined with certain of the Company’s FOX Mobile Entertainment assets. The results of the joint venture have been included in the Company’s consolidated results of operations since January 2007. The Company and VeriSign have various put and call rights related to VeriSign’s ownership interests, including VeriSign’s right to put its interest in the joint venture to the Company for $150 million and $350 million, in fiscal 2010 and fiscal 2012, respectively. The Company accounts for the VeriSign put rights in accordance with Emerging Issues Task Force (“EITF”) Topic No. D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”) because their exercise is outside the control of the Company and, accordingly, as of June 30, 2007 and as of March 31, 2008, has reflected the accreted value of the put right in minority interest in subsidiaries in its consolidated balance sheet. The accreted value of VeriSign’s put right was determined by using the interest method and accreting the minority interest balance up to the fixed price put amount in fiscal 2010 and fiscal 2012. At March 31, 2008, the accreted value of VeriSign’s put right was determined using an annual interest rate of 12%.

In March 2007, the Company acquired Strategic Data Corporation (“SDC”), a developer of technology that allows websites to target advertisements to specific audiences. The Company acquired SDC for a total purchase price of $50 million, of which $40 million was in cash and $10 million in deferred consideration which was paid during the third quarter of fiscal 2008. The Company may be required to pay up to an additional $310 million through fiscal 2010 contingent upon SDC achieving specified advertising rate growth in future periods.

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

Other Transactions

In fiscal 2007, the Company restructured the ownership interest in one of its majority-owned Regional Sports Networks (“RSNs”). The minority shareholder has a put right related to its ownership interest that is currently exercisable and is outside of the control of the Company. The Company accounts for this put arrangement in accordance with EITF D-98, and, as of March 31, 2008, has included the value of the put right in minority interest in subsidiaries in the consolidated balance sheet. The fair value of the minority shareholder’s put right was determined by using a discounted earnings (losses) before interest, taxes, depreciation, and amortization valuation model, assuming a 10% compounded annual growth rate and a 9% discount rate.

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

	At March 31, 2008	At June 30, 2007
	(in millions)
Total Receivables	$9,322	$7,381
Allowances for returns and doubtful accounts	(1,202)	(1,102)

Total receivables, net	8,120	6,279
Less: current receivables, net	7,592	5,842

Non-current receivables, net	$528	$437

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

newspaper operations. The Program is in response to the reduced workforce that will be required as new printing presses and the new printing facilities come on line. As a result of this Program, the Company expects to reduce its production workforce by approximately 65%, and, as of March 31, 2008, over 700 employees in the United Kingdom had already accepted severance agreements and had left or are expected to leave the Company during fiscal 2008.

In accordance with SFAS No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” the Company recorded a redundancy provision in connection with the Program. Changes in the Program liabilities are as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2008	2007	2008	2007
	(in millions)		(in millions)
Beginning of period	$86	$123	$127	$109
Additions (included in Operating expenses)	5	7	20	17
Payments	(26)	(1)	(81)	(3)
Foreign exchange movements	—	1	(1)	7

End of period	$65	$130	$65	$130

At March 31, 2008, all the Program liabilities were included in other current liabilities in the unaudited consolidated balance sheet and are expected to be paid in cash to employees during the fourth quarter of fiscal 2008.

Note 5—Inventories, net

The Company’s inventories were comprised of the following:

	At March 31, 2008	At June 30, 2007
	(in millions)
Programming rights	$2,810	$2,390
Books, DVDs, paper and other merchandise	526	497
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	505	557
Completed, not released	88	—
In production	666	450
In development or preproduction	74	82

	1,333	1,089

Television productions:
Released (including acquired libraries)	475	487
Completed, not released	—	13
In production	209	185
In development or preproduction	1	4

	685	689

Total filmed entertainment costs, less accumulated amortization (a)	2,018	1,778

Total inventories, net	5,354	4,665
Less: current portion of inventories, net (b)	(2,437)	(2,039)

Total non-current inventories, net	$2,917	$2,626

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)

Does not include $530 million and $553 million of net intangible film library costs as of March 31, 2008 and June 30, 2007, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheets.

(b)	Current inventory as of March 31, 2008 and June 30, 2007 was comprised of programming rights ($1,947 million and $1,578 million, respectively), books, DVDs, paper and other merchandise.

Note 6—Investments

The Company’s investments were comprised of the following:

		Ownership Percentage	At March 31, 2008	At June 30, 2007
			(in millions)
Equity investments:
The DIRECTV Group, Inc. (1)	DBS operator principally in the U.S.		$—	$7,224
Gemstar-TV Guide International, Inc. (2)	U.S. print and electronic guidance company	41%	788	717
British Sky Broadcasting Group plc (2)	U.K. DBS operator	39%	1,081	1,193
China Network Systems (3)	Taiwan cable TV operator		—	242
Sky Network Television Ltd.	New Zealand media company	44%	342	314
National Geographic Channel (US) (4)	U.S. cable channel	67%	—	316
Other equity method investments		various	787	771
Premiere AG (5)	German pay-TV operator		470	—
Other investments		various	520	636

			$3,988	$11,413

(1)

In February 2008, the Company closed the Share Exchange Agreement in which the Company exchanged its holdings of a wholly-owned subsidiary that held the Company’s approximate 41% interest in DIRECTV (approximately 470 million shares) and other assets for Liberty’s entire interest in the Company’s common stock. (See Note 2—Acquisitions, Disposals and Other Transactions for further discussion of the Share Exchange Agreement)

(2)

The market values of the Company’s investments in Gemstar-TV Guide International Inc. (“Gemstar-TV Guide”) and British Sky Broadcasting Group plc (“BSkyB”) were $813 million and $7,668 million, respectively, at March 31, 2008. In December 2007, Macrovision Corporation agreed to acquire Gemstar-TV Guide in a cash and stock transaction. (See Fiscal Year 2008 Acquisitions, Disposals and Other Transactions below for further discussion)

(3)

In July 2007, the Company and its joint venture partner sold a majority of the cable systems in Taiwan, in which the Company maintains a minority interest ownership, to a third party. In February and March 2008, the Company and its joint venture partner sold the remaining cable systems in Taiwan. (See Fiscal Year 2008 Acquisitions, Disposals and Other Transactions below for further discussion)

(4)

Effective September 30, 2007, National Geographic Television agreed to give the Company operating control over National Geographic Channel (US) (“NGC US”) in which the Company has a 67% equity interest. Prior to September 30, 2007, the Company had 67% ownership, but did not control this entity as it did not hold a majority on its board of directors, was unable to dictate operating decision making and it was not a variable interest entity. (See Fiscal Year 2008 Acquisitions, Disposals and Other Transactions below for further discussion)

(5)

During the third quarter of fiscal 2008, the Company entered into a series of purchase transactions resulting in the Company owning a 19.99% interest in Premiere AG (“Premiere”) at March 31, 2008. (See Fiscal Year 2008 Acquisitions, Disposals and Other Transactions below for further discussion)

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Year 2008 Acquisitions, Disposals and Other Transactions

In March 2008, the Company and its joint venture partner completed a series of transactions to sell the cable systems in Taiwan, in which the Company maintained a minority interest ownership, to third parties for aggregate cash consideration of approximately $355 million. The Company recognized pre-tax gains totaling approximately $23 million and $125 million on the sales included in Other, net in the unaudited consolidated statements of operations for the three and nine months ended March 31, 2008, respectively.

Effective September 30, 2007, National Geographic Television agreed to give the Company operating control over NGC US in which the Company has a 67% equity interest. Accordingly, the results of NGC US were included in the Company’s unaudited consolidated results of operations beginning October 1, 2007.

During the nine months ended March 31, 2008, the Company acquired an additional 27% stake in NGC Network (UK) Limited (“NGC UK”) in exchange for a 23% interest in NGC Network International LLC (“NGC International”) and a 14% interest in NGC Network Latin America LLC (“NGC Latin America”). As a result of this transaction, the Company owns 52% of NGC International, NGC Latin America and NGC UK. In January 2007, the Company obtained operating control over NGC International and NGC Latin America and has included their results in the Company’s consolidated results of operations since January 2007. The Company has included the operating results of NGC UK in the Company’s consolidated results in the nine months ended March 31, 2008.

In December 2007, Macrovision Corporation agreed to acquire Gemstar-TV Guide in a cash and stock transaction. On May 2, 2008, the transaction closed. In connection with this transaction, News Corporation disposed of its entire interest in Gemstar’s common stock in exchange for a cash payment of approximately $637 million and approximately 19 million shares of Macrovision Solutions Corporation common stock. The Company expects to record a gain on the transaction.

During the third quarter of fiscal 2008, the Company, through a series of transactions, acquired a 19.99% ownership interest in Premiere for cash consideration of approximately $545 million which is accounted for under the cost method of accounting and, accordingly, the carrying value is adjusted to market value each reporting period as required under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). The Company has subsequently entered into several purchase transactions, and, as of April 8, 2008 increased its ownership interest in Premiere to approximately 23% for additional cash consideration totaling approximately $66 million.

The Company regularly reviews cost method investment for impairments based on criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold its investment until recovery and the investment’s financial strength and specific prospects. In the nine months ended March 31, 2008 and 2007, the Company wrote down certain cost method investment by approximately $125 million and $2 million, respectively. The write down in the nine months ended March 31, 2008 included a $115 million impairment related to an Asian premium movie channel that is reflected in Other, net in the consolidated statements of operations. The Company wrote down this investment due to a permanent impairment resulting from sustained losses and limited prospects for recovery.

Fiscal Year 2007 Acquisitions and Disposals

In August 2006, the Company sold a portion of its equity investment in Phoenix Satellite Television Holdings Limited (“Phoenix”), representing a 19.9%, stake for approximately $164 million. The Company recognized a pre-tax gain of approximately $136 million on the sale included in Other, net in the unaudited

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated statement of operations for the nine months ended March 31, 2007. The Company retained a 17.6% stake in Phoenix, which is accounted for under the cost method of accounting and, accordingly, the carrying value is adjusted to market value each reporting period as required under SFAS No. 115.

In August 2006, the Company completed the sale of its investment in SKY Brasil, a Brazilian DTH platform, to DIRECTV for approximately $300 million in cash which was received in fiscal 2005, resulting in a total pre-tax gain of $426 million on the sale. Of this total gain, the Company recognized a pre-tax gain of approximately $261 million in the fiscal year ended June 30, 2007. The Company deferred $165 million of its total gain, through a reduction in the DTV basis, due to its indirect interest through the Company’s ownership of DIRECTV. As a result of the closing of the Share Exchange Agreement in February 2008, the Company exchanged its holdings of a wholly-owned subsidiary that held the Company’s approximate 41% interest in DIRECTV and other assets for Liberty’s entire interest in the Company’s common stock (See Note 2—Acquisitions, Disposals and Other Transactions for further discussion of the Share Exchange Agreement), and the Company recognized the previously deferred gain in the three months ended March 31, 2008. The total gain of $426 million was greater than the total consideration received due to the recognition of losses in excess of the carrying amount of the investment as the Company was committed to provide further financial support to SKY Brasil. As a result of the sale of its investment in SKY Brasil, the Company was released from its SKY Brasil transponder lease guarantee and was released from its SKY Brasil credit agreement guarantee in January 2007.

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

Summarized financial information for significant equity affiliates, determined in accordance with Regulation S-X, accounted for under the equity method is as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2008	2007	2008	2007
	(in millions)		(in millions)
Revenues	$2,470	$6,165	$16,668	$18,218
Operating income	415	989	2,197	2,959
Net income	(11)	614	428	1,805

On February 27, 2008, the Company closed the Share Exchange Agreement in which the Company exchanged its holdings of a wholly-owned subsidiary that held the Company’s approximate 41% interest in DIRECTV (approximately 470 million shares) and other assets for Liberty’s entire interest in the Company’s common stock (See Note 2—Acquisitions, Disposals and Other Transactions for further discussion of the Share Exchange Agreement). The full, unaudited financial statements of DIRECTV for the period from July 1, 2007 to February 27, 2008 were not produced by DIRECTV in the ordinary course of business and as such are not available. Since the financial information for the 58 days ended February 27, 2008 was not available, the financial information for DIRECTV included above is for the six months ended December 31, 2007. However, DIRECTV is a separate reporting company whose financial statements are publicly available at www.sec.gov.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, the Company’s intangible assets and related accumulated amortization are as follows:

	Weighted average useful lives	As of March 31, 2008	As of June 30, 2007
		(in millions)
FCC licenses	Indefinite-lived	$6,910	$6,910
Distribution networks	Indefinite-lived	752	750
Publishing rights & imprints	Indefinite-lived	506	506
Newspaper mastheads (1)	Indefinite-lived	2,649	918
Other (1)	Indefinite-lived	1,470	1,355

Intangible assets not subject to amortization		12,287	10,439
Film library, net of accumulated amortization of $93 million and $70 million as of March 31, 2008 and June 30, 2007, respectively	20 years	530	553
Other intangible assets, net of accumulated amortization of $343 million and $222 million as of March 31, 2008 and June 30, 2007, respectively (1)	3 - 25 years	1,444	711

Total intangibles, net		$14,261	$11,703

(1)	Intangible balances increased primarily due to the acquisition of Dow Jones. (See Note 2—Acquisitions, Disposals and Other Transactions for further discussion of the purchase price allocation.)

The changes in carrying value of goodwill, by segment, are as follows:

	Balance as of June 30, 2007	Additions	Adjustments	Balance as of March 31, 2008
	(in millions)
Filmed Entertainment	$1,071	$—	$—	$1,071
Television	3,284	—	—	3,284
Cable Network Programming	4,915	336	(187)	5,064
Direct Broadcast Satellite Television	592	—	98	690
Magazines & Inserts	257	—	—	257
Newspapers and Information Services	1,395	—	110	1,505
Book Publishing	2	—	—	2
Other	2,303	4,303	(99)	6,507

Total goodwill	$13,819	$4,639	$(78)	$18,380

Goodwill balances increased $4,561 million during the nine months ended March 31, 2008, primarily as a result of new acquisitions. The increased goodwill balance at the Other segment arose from the acquisitions of Dow Jones and Photobucket (See Note 2—Acquisitions, Disposals and Other Transactions.) The consolidation of NGC led to an increase in goodwill at the Cable segment (See Note 6—Investments.) Adjustments primarily relate to the finalization of purchase price allocations for previously announced acquisitions, foreign currency translation adjustments and a reduction of $154 million at the Cable Networks Programming segment as a result of the disposition of the Three RSNs in connection with the closing of the Share Exchange Agreement (See Note 2 – Acquisitions, Disposals and Other Transactions.)

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Borrowings

Bank Loans

The Company previously entered into two loan agreements with the European Bank for Reconstruction and Development (the “EBRD”) and had an outstanding balance of $154 million under these loans at June 30, 2006. In August 2006, the Company entered into a loan agreement with Raiffeisen Zentralbank Österreich AG (“RZB”) for $300 million and repaid all amounts outstanding under the Company’s loan agreements with the EBRD. As of March 31, 2008, $106 million remains available for future use under the RZB loan. The RZB loan bears interest at LIBOR for a period equal to each one, three or six month interest period, plus a margin of up to 2.85% per annum dependent upon certain financial metrics. Principal amounts under the RZB loan are to be repaid in equal amounts every six months starting on the second anniversary of the date of the agreement until the fifth anniversary of the date of the agreement. The remaining available amount under the RZB loan may be drawn prior to the second anniversary of the date of the agreement. The loans are secured by certain guarantees, bank accounts and share pledges of the Company’s Russian operating subsidiaries.

Notes due 2037

In November 2007, the Company issued $1,250 million of 6.65% Senior Notes due 2037. The net proceeds of approximately $1,237 million will be used for general corporate purposes. These notes were issued under the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America Incorporated, the guarantor named therein and The Bank of New York, as Trustee.

Other

As part of the Dow Jones acquisition, the Company assumed total debt of $378 million which consisted of: 3.875% notes due 2008 in the amount of $225 million, $131 million in commercial paper and a $22 million variable interest note. In December 2007, the Company retired all of the commercial paper outstanding and in February 2008, the Company retired the $225 million 3.875% notes. As of March 31, 2008, only the $22 million variable interest note was outstanding.

In January 2008, the Company retired its $350 million 6.625% Senior Notes due 2008.

Note 9—Stockholders’ Equity

Rights of Holders of Common Stock

On August 8, 2006, in accordance with the terms of the settlement of a lawsuit regarding the Company’s stockholder rights plan, the Company’s Board of Directors (the “Board”) approved the adoption of an Amended and Restated Rights Plan, as amended (the “Rights Plan”), extending the term of the Company’s original stockholder rights plan from November 7, 2007 to October 20, 2008. Pursuant to the terms of the settlement, on October 20, 2006, the Rights Plan was presented for a vote of the Company’s Class B stockholders at the Company’s 2006 annual meeting of stockholders and the stockholders voted in favor of its approval. On April 15, 2008, the Company entered into an amendment to the Rights Plan to amend the final expiration date of the rights issued pursuant to the Rights Plan (the “Rights”) from October 20, 2008 to April 15, 2008. Accordingly, the Rights expired at the close of business on April 15, 2008 and the Rights Plan was terminated and is of no further force and effect. (See Note 17 – Subsequent Events)

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends

The Company declared a dividend of $0.06 per share of Class A Common Stock and $0.05 per share of Class B Common Stock in the three months ended September 30, 2007, which was paid in October 2007 to stockholders of record on September 12, 2007. The total aggregate dividend paid to stockholders in October 2007 was approximately $179 million.

The Company declared a dividend of $0.06 per share of both the Class A Common Stock and Class B Common Stock in the three months ended March 31, 2008, which was paid in April 2008 to stockholders of record on March 12, 2008. The total aggregate dividend paid to stockholders in April 2008 was approximately $157 million.

Repurchase Program

In June 2005, the Company announced a stock repurchase program under which the Company was authorized to acquire from time to time up to an aggregate of $3 billion in Class A Common Stock and Class B Common Stock. In May 2006, the Company announced that the Board had authorized increasing the total amount of the stock repurchase program to $6 billion. The remaining authorized amount under the Company’s stock repurchase program at March 31, 2008, excluding commissions, was approximately $2 billion.

Note 10—Equity Based Compensation

The following table summarizes the Company’s equity-based compensation transactions:

	For the three months ended March 31,		For the nine months ended March 31,
	2008	2007	2008	2007
	(in millions)		(in millions)
Equity-based compensation	$43	$34	$115	$100

Cash received from exercise of equity-based compensation	$9	$167	$65	$326

Total intrinsic value of options exercised	$6	$105	$49	$184

As part of the Dow Jones acquisition the Company issued approximately 7 million stock options and approximately 500,000 restricted share units over Class A Common Stock (See Note 2—Acquisitions, Disposals, and Other Transactions). Stock options exercised and RSUs vested related to the acquisition of Dow Jones during the nine months ended March 31, 2008, were immaterial.

At March 31, 2008, the Company’s total compensation cost related to non-vested stock options, RSUs and stock appreciation rights not yet recognized for all plans was approximately $359 million, the majority of which is expected to be recognized over the next three fiscal years. Compensation expense on all equity-based awards is recognized on a straight-line basis over the vesting period of the entire award.

Stock options exercised during the nine months ended March 31, 2008 and 2007 resulted in the Company’s issuance of approximately 4 million and 22 million shares of Class A Common Stock, respectively. The Company recognized a tax benefit on stock options exercised of $12 million and $56 million for the nine months ended March 31, 2008 and 2007, respectively.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the nine months ended March 31, 2008, the Company issued 7.2 million RSUs of which 1 million were granted to employees of Dow Jones in connection with the acquisition. These RSUs will be settled in shares of Class A Common Stock upon vesting, except for approximately 1.3 million RSUs that will be settled in cash. RSUs granted to executive directors are settled in cash and certain awards granted to employees in certain foreign locations are settled in cash. At March 31, 2008 and June 30, 2007, the liability for cash-settled RSUs was $86 million and $47 million, respectively.

During the nine months ended March 31, 2008 and 2007, approximately 5.4 million and 4.1 million RSUs vested, respectively, of which approximately 4.7 million and 3.5 million, respectively, were settled in Class A Common Stock, before statutory tax withholdings, and the remaining RSUs were settled in cash. The Company recognized a tax benefit on vested RSUs of $4 million for the nine months ended March 31, 2008 and 2007.

Note 11—Commitments and Guarantees

Commitments

In November 2007, the Company entered into a long-term supply contract pursuant to which the Company will purchase paper for its newspaper printing facilities in the United Kingdom from a third party. The contract requires the Company to purchase a minimum of $590 million of paper from this third party through fiscal 2015.

As a result of the Dow Jones acquisition in December 2007, as of March 31, 2008, the Company had commitments under certain contractual arrangements to make future payments of $690 million, including $22 million of indebtedness.

The local sports broadcasting rights commitments increased approximately $1.2 billion during the nine months ended March 31, 2008. The Company’s rights increased primarily due to the launch of a new sports channel. This increase was partially offset by the transfer of the commitments of the Three RSNs to Liberty during the nine months ended March 31, 2008 as a result of the closing of the Share Exchange Agreement. (See Note 2—Acquisitions, Disposals and Other Transactions for further discussion of the Share Exchange Agreement).

Other than as previously disclosed in the notes to the Company’s unaudited consolidated financial statements, the Company’s commitments have not changed significantly from disclosures included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on August 23, 2007.

Guarantees

Other than as previously disclosed in the notes to the Company’s unaudited consolidated financial statements, the Company’s guarantees have not changed significantly from disclosures included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on August 23, 2007.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On October 24, 2005, NDS filed its Amended Answer with Counterclaims, alleging that Echostar misappropriated NDS’s trade secrets, violated the Computer Fraud and Abuse Act and engaged in unfair competition. On November 8, 2005, Echostar moved to dismiss NDS’s counterclaims for conversion and claim and delivery, arguing that these claims were preempted and time-barred. Echostar also moved for a more definite statement of NDS’s trade secret misappropriation claim. On December 8, 2005, the court granted in part and denied in part Echostar’s motion to dismiss and for a more definite statement, but granted NDS leave to file amended counterclaims. On December 13, 2005, NDS filed a Second Amended Answer with Counterclaims, which Echostar answered on December 27, 2005. NDS filed motions for summary judgment dismissing EchoStar’s claims and EchoStar filed a motion for summary judgment dismissing NDS’ counterclaims on October 29, 2007. Those motions were heard on January 7, 2008. On January 16, 2008, the court granted the motions in part and denied them in part. The trial of this case began April 9, 2008 and is ongoing.

Sogecable Litigation

On July 25, 2003, Sogecable, S.A. and its subsidiary Canalsatellite Digital, S.L., Spanish satellite broadcasters and customers of Canal+ Technologies SA (together, “Sogecable”), filed an action against NDS in the United States District Court for the Central District of California. Sogecable filed an amended complaint on October 9, 2003, which purported to allege claims for violation of the DMCA and the federal RICO statute. The amended complaint also purported to allege claims for interference with contract and prospective business

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. On December 22, 2003, all of the claims were dismissed by the court. Sogecable filed a second amended complaint. NDS filed a motion to dismiss the second amended complaint on March 31, 2004. On August 4, 2004, the court issued an order dismissing the second amended complaint in its entirety. Sogecable had until October 4, 2004 to file a third amended complaint. On October 1, 2004, Sogecable notified the court that it would not be filing a third amended complaint, but would appeal the court’s entry of final judgment dismissing the suit to the United States Ninth Circuit Court of Appeals. On December 14, 2006, the appellate court issued a memorandum decision reversing the district court’s dismissal. On January 26, 2007, NDS filed its petition for rehearing by an en banc panel of the United States Ninth Circuit Court of Appeals. On February 21, 2007, the petition was denied. On June 11, 2007, NDS filed a petition for a Writ of Certiorari in the United States Supreme Court seeking reversal of the Ninth Circuit Court of Appeals’ decision. On August 27, 2007, NDS renewed its motion to dismiss the second amended complaint on grounds not previously decided. On October 1, 2007, the petition for a Writ of Certiorari was denied. On January 25, 2008, the court issued an order granting-in-part and denying-in-part the Company’s renewed motion to dismiss Sogecable’s second amended complaint. The court dismissed Sogecable’s claim for tortious interference with prospective economic advantage, but allowed Sogecable to proceed on its RICO and DMCA claims, as well as its claim for tortious interference with contract. The court has set February 16, 2010 as the trial date. NDS believes that Sogecable’s claims are without merit and will continue to vigorously defend itself in this matter.

Intermix

FIM Transaction

On August 26, 2005 and August 30, 2005, two purported class action lawsuits captioned, respectively, Ron Sheppard v. Richard Rosenblatt et. al., and John Friedmann v. Intermix Media, Inc. et al, were filed in the California Superior Court, County of Los Angeles. Both lawsuits named as defendants all of the then incumbent members of the Intermix Board, including Mr. Rosenblatt, Intermix’s former Chief Executive Officer, and certain entities affiliated with VantagePoint Venture Partners (“VantagePoint”), a former major Intermix stockholder. The complaints alleged that, in pursuing the transaction whereby Intermix was to be acquired by FIM (the “FIM Transaction”) and approving the related merger agreement, the director defendants breached their fiduciary duties to Intermix stockholders by, among other things, engaging in self-dealing and failing to obtain the highest price reasonably available for Intermix and its stockholders. The complaints further alleged that the merger agreement resulted from a flawed process and that the defendants tailored the terms of the merger to advance their own interests. The FIM Transaction was consummated on September 30, 2005. The Friedmann and Sheppard lawsuits were subsequently consolidated and, on January 17, 2006, a consolidated amended complaint was filed (the “Intermix Media Shareholder Litigation”). The plaintiffs in the consolidated action sought various forms of declaratory relief, damages, disgorgement and fees and costs. On March 20, 2006, the court ordered that substantially identical claims asserted in a separate state action filed by Brad Greenspan, captioned Greenspan v. Intermix Media, Inc., et al. , be severed and related to the Intermix Media Shareholder Litigation . The defendants filed demurrers seeking dismissal of all claims in the Intermix Media Shareholder Litigation and the severed Greenspan claims, which were heard by the court on July 6, 2006. On October 6, 2006, the court sustained the demurrers without leave to amend. On December 13, 2006, the court dismissed the complaints and entered judgment for the defendants. Greenspan and plaintiffs in the Intermix Media Shareholder Litigation filed notices of appeal, and subsequently filed respective opening briefs on appeal in October 2007. Defendants filed opposing appellate briefs on April 16, 2008. The Court of Appeal has not yet heard argument in the matter. After the lower court sustained the demurrers in the Intermix Media Shareholder Litigation, co-counsel for certain of plaintiffs moved for an award of attorney’s fees and costs under a common law substantial benefit theory. On October 4, 2007, the court granted the motion and denied defendants’ application to tax costs. Defendants filed a notice of appeal.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2005, plaintiff in a derivative action captioned LeBoyer v. Greenspan et al. pending against various former Intermix directors and officers in the United States District Court for the Central District of California, filed a First Amended Class and Derivative Complaint (the “Amended Complaint”). The original derivative action was filed in May 2003 and arose out of Intermix’s restatement of quarterly financial results for its fiscal year ended March 31, 2003. Until the filing of the Amended Complaint, the action had been stayed by mutual agreement of the parties since its inception. A substantially similar derivative action filed in Los Angeles Superior Court was dismissed based on inability of the plaintiffs to adequately plead demand futility. Plaintiff LeBoyer’s November 2005 Amended Complaint added various allegations and purported class claims arising out of the FIM Transaction which are substantially similar to those asserted in the Intermix Media Shareholder Litigation. The Amended Complaint also added as defendants the individuals and entities named in the Intermix Media Shareholder Litigation that were not already defendants in the matter. On July 14, 2006, the parties filed their briefing on defendants’ motion to dismiss and stay the matter. On October 16, 2006, the court dismissed the fourth through seventh claims for relief, which related to the 2003 restatement, finding that the plaintiff is precluded from relitigating demand futility. At the same time, the court asked for further briefing regarding plaintiffs’ standing to assert derivative claims based on the FIM Transaction, including for alleged violation of Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the effect of the state judge’s dismissal of the claims in the Greenspan case and the Intermix Media Shareholder Litigation on the remaining direct class action claims alleging breaches of fiduciary duty and other common law claims leading up to the FIM Transaction. The parties filed the requested additional briefing in which the defendants requested that the court stay the direct LeBoyer claims pending the resolution of any appeal in the Greenspan case and the Intermix Media Shareholder Litigation. The court took the matter under submission. By order dated May 22, 2007, the court granted defendants’ motion to dismiss the derivative claims arising out of the FIM Transaction, and denied the defendants’ request to stay the two remaining direct claims. As explained in more detail in the next paragraph, the court subsequently consolidated this case with the Brown v. Brewer action also pending before the court. On July 11, 2007, plaintiffs filed the consolidated first amended complaint. Pursuant to the stipulated briefing schedule ordered by the court, the parties’ joint brief on defendants’ motion to dismiss the consolidated complaint was filed on October 11, 2007 and taken under submission. By order dated January 17, 2008, the court granted in part defendants’ motion to dismiss, with leave to amend, as explained in greater detail under the discussion of the consolidated case, Brown v. Brewer, below. On February 8, 2008, plaintiffs filed a consolidated Second Amended Complaint. Defendants filed a motion to dismiss on February 28, 2008, which the court has not yet ruled on.

On June 14, 2006, a purported class action lawsuit, captioned Jim Brown v. Brett C. Brewer, et al., was filed against certain former Intermix directors and officers in the United States District Court for the Central District of California. The plaintiff asserted claims for alleged violations of Section 14a of the Exchange Act and SEC Rule 14a-9, as well as control person liability under Section 20a. The plaintiff alleged that certain defendants disseminated false and misleading definitive proxy statements on two occasions: one on December 30, 2003 in connection with the shareholder vote on January 29, 2004 on the election of directors and ratification of financing transactions with certain entities of VantagePoint, and another on August 25, 2005 in connection with the shareholder vote on the FIM Transaction. The complaint named as defendants certain VantagePoint related entities and the members of the Intermix Board who were incumbent on the dates of the respective proxy statements. Intermix was not named as a defendant, but has certain indemnity obligations to the former officer and director defendants in connection with these claims and allegations. Intermix believes that the claims are without merit and expects that the individual defendants will vigorously defend themselves in the matter. On August 25, 2006, plaintiff amended his complaint to add certain investment banks (the “Investment Banks”) as defendants. Intermix has certain indemnity obligations to the Investment Banks as well. Plaintiff amended his complaint again on September 27, 2006. On October 19, 2006, defendants filed motions to dismiss all claims in the Second Amended Complaint. These motions were scheduled to be heard on February 12, 2007. On

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 9, 2007, the case was transferred from Judge Walter to Judge George H. King, the judge assigned to the LeBoyer action on the grounds that it raises substantially related questions of law and fact as LeBoyer, and would entail substantial duplication of labor if heard by different judges. Judge King took the February 26, 2007 hearing date for the motions to dismiss off-calendar. On June 11, 2007, Judge King ordered the Brown case be consolidated with the LeBoyer action, ordered plaintiffs’ counsel to file a consolidated first amended complaint, and further ordered the parties to file a joint brief on defendants’ contemplated motion to dismiss the consolidated first amended complaint. On July 11, 2007, plaintiffs filed the consolidated first amended complaint. Pursuant to the stipulated briefing schedule ordered by the court, the parties’ joint brief on defendants’ motion to dismiss was filed on October 11, 2007 and was taken under submission without a hearing. By order dated January 17, 2008, Judge King granted defendants’ motion to dismiss the 2003 proxy claims (concerning VantagePoint transactions) and the 2005 proxy claims (concerning the FIM Transaction), as well as a claim against the VantagePoint entities alleging unjust enrichment. The court found it unnecessary to rule on dismissal of the remaining claims, which are related to the 2005 FIM Transaction, because the dismissal disposed of those claims. On February 8, 2008, plaintiffs filed a consolidated Second Amended Complaint. Defendants filed a motion to dismiss on February 28, 2008, which the court has not yet ruled on. Intermix believes that the claims are without merit and expects that the defendants will continue to vigorously defend themselves in the matter.

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

Prior to dismissing his derivative lawsuit, in August 2005, Mr. Greenspan filed another complaint in Los Angeles Superior Court against the same defendants. The complaint, for breach of fiduciary duty, included substantially the same allegations made by Mr. Greenspan in the above-referenced lawsuit. Mr. Greenspan further alleged that defendants’ actions have, with the FIM Transaction, culminated in the loss of Mr. Greenspan’s interest in Intermix for a cash payment allegedly below its value. On October 31, 2005, the defendants filed motions seeking dismissal of the lawsuit on the grounds that the complaint failed to state any cause of action. Instead of responding to these motions, Mr. Greenspan filed an amended complaint on February 21, 2006, in which Mr. Greenspan omitted certain previously named defendants and added two other former directors as defendants. In this amended complaint, Mr. Greenspan asserted seven causes of action. The first two causes of action, for intentional interference with prospective economic advantage and violation of California’s Business Professions Code section 17200, generally related to Intermix’s decision to consummate its

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series C Preferred Stock financing with VantagePoint in October 2003 and allege that Mr. Greenspan was “forced” to resign. The third through sixth causes of action asserted various claims for breach of fiduciary duty related to the FIM Transaction and substantially mirrored the allegations in the Intermix Media Shareholder Litigation. By Order of March 20, 2006, the court ordered that Mr. Greenspan’s claims based on the FIM Transaction be severed from the rest of his complaint and coordinated with the claims asserted in the Intermix Media Shareholder Litigation. Mr. Greenspan asserted a seventh cause of action against Intermix for indemnification. In his amended complaint, Mr. Greenspan sought compensatory and consequential damages, punitive damages, fees and costs, injunctive relief and other remedies. Motions to dismiss the first six causes of action were filed and, on October 6, 2006, granted without leave to amend. On November 21, 2006, Mr. Greenspan dismissed with prejudice the seventh cause of action for indemnity, which was the only remaining claim and his sole cause of action against Intermix. On January 24, 2007, Mr. Greenspan filed a notice of appeal of the court’s October 6, 2006 ruling. Mr. Greenspan’s opening brief in the Court of Appeal was filed on October 23, 2007. The Intermix Media Shareholder appeal and Greenspan appeal have been coordinated in the court of appeal. Defendants filed a joint opposing appeal brief in both matters on April 16, 2008.

News America Marketing

On January 18, 2006, Valassis Communications, Inc. (“Valassis”) filed a complaint against News America Incorporated, News America Marketing FSI, LLC and News America Marketing Services, In-Store, LLC (collectively “News America”) in the United States District Court for the Eastern District of Michigan. Valassis alleges that News America possesses monopoly power in a claimed in-store advertising and promotions market (the “in-store market”) and has used that power to gain an unfair advantage over Valassis in a purported market for coupons distributed by free standing inserts (“FSIs”). Valassis alleges that News America is attempting to monopolize the purported FSI market by leveraging its alleged monopoly power in the purported in-store market, thereby allegedly violating Section 2 of the Sherman Antitrust Act of 1890, as amended (the “Sherman Act”). Valassis further alleges that News America has unlawfully bundled the sale of in-store marketing products with the sale of FSIs and that such bundling constitutes unlawful tying in violation of Sections 1 and 3 of the Sherman Act. Additionally, Valassis alleges that News America is predatorily pricing its FSI products in violation of Section 2 of the Sherman Act. Valassis also asserts that News America violated various state antitrust statutes and has tortiously interfered with Valassis’ actual or expected business relationships. Valassis’ complaint seeks injunctive relief, damages, fees and costs. On April 20, 2006, News America moved to dismiss Valassis’ complaint in its entirety for failure to state a cause of action. On September 28, 2006, the Magistrate Judge issued a Report and Recommendation granting the motion. On October 16, 2006, Valassis filed an Amended Complaint, alleging the same causes of action. On November 17, 2006, News America answered the three federal antitrust claims and moved to dismiss the remaining nine state law claims. On March 23, 2007, the Court granted News America’s motion and dismissed the nine state law claims. The parties are engaging in discovery, which has been combined with the California and Michigan state cases discussed below. News America expects a Scheduling Order, including a jury trial date, to be entered by the Court shortly.

On March 9, 2007, Valassis filed a two-count complaint in Michigan state court against News America. That complaint, which is based on the same factual allegations as the federal complaint discussed above, alleges that News America has tortiously interfered with Valassis’ business relationships and that News America has unfairly competed with Valassis. Valassis’ Michigan complaint seeks injunctive relief, damages, fees and costs. On May 4, 2007, News America filed a motion to dismiss or, in the alternative stay, that complaint. On August 14, 2007, the Court denied the motion. On April 11, 2008, Valassis moved for a trial date in November 2008. News America will be opposing that motion. The parties are engaging in discovery, which has been combined with the federal case discussed above and the California state case discussed below.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 12, 2007, Valassis filed a three-count complaint in California state court against News America. That complaint, which is based on the same factual allegations as the federal complaint discussed above, alleges that News America has violated the Cartwright Act (California’s state antitrust law) by unlawfully tying its FSI products to its in-store products, has violated California’s Unfair Practices Act by predatorily pricing its FSI products, and has unfairly competed with Valassis. Valassis’ California complaint seeks injunctive relief, damages, fees and costs. On May 4, 2007, News America filed a motion to dismiss or, in the alternative stay, that complaint. On June 28, 2007, the court issued a tentative ruling denying the motion and reassigned the case to the Complex Litigation Program. On July 19, 2007, the court denied the motion. There is no trial date presently set in this case. The parties are engaging in discovery, which has been combined with the federal case and Michigan state cases discussed above.

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

Note 13—Pension Plans and Other Postretirement Benefits

The Company sponsors non-contributory pension plans and retiree health and life insurance benefit plans covering specific groups of employees. The benefits payable for the non-contributory pension plans are based primarily on a formula factoring both an employee’s years of service and pay near retirement. Participant employees are vested in the plans after five years of service. The Company’s policy for all pension plans is to fund amounts, at a minimum, in accordance with statutory requirements. During the nine months ended March 31, 2008 and 2007, the Company made discretionary contributions of $20 million and $32 million, respectively, to its pension plans. Plan assets consist principally of common stocks, marketable bonds and government securities. The retiree health and life insurance benefit plans offer medical and/or life insurance to certain full-time employees and eligible dependents that retire after fulfilling age and service requirements.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic benefit costs were as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended March 31,
	2008	2007	2008	2007
	(in millions)
Service cost benefits earned during the period	$22	$18	$2	$1
Interest costs on projected benefit obligation	40	30	6	2
Expected return on plan assets	(42)	(34)	—	—
Amortization of deferred losses	4	5	—	1
Other	—	—	(1)	(1)

Net periodic costs	$24	$19	$7	$3

	For the nine months ended March 31,
	2008	2007	2008	2007
	(in millions)
Service cost benefits earned during the period	$64	$52	$4	$3
Interest costs on projected benefit obligation	110	90	10	6
Expected return on plan assets	(122)	(100)	—	—
Amortization of deferred losses	12	14	1	2
Other	—	—	(4)	(4)

Net periodic costs	$64	$56	$11	$7

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	For the three months ended March 31,		For the nine months ended March 31,
	2008	2007	2008	2007
	(in millions)		(in millions)
Revenues:
Filmed Entertainment	$1,618	$1,802	$5,176	$5,280
Television	1,799	1,568	4,474	4,271
Cable Network Programming	1,270	998	3,608	2,807
Direct Broadcast Satellite Television	993	825	2,695	2,211
Magazines and Inserts	299	303	836	844
Newspapers and Information Services	1,744	1,123	4,404	3,290
Book Publishing	302	291	1,038	1,052
Other	725	620	2,176	1,533

Total revenues	$8,750	$7,530	$24,407	$21,288

Operating income (loss):
Filmed Entertainment	$261	$410	$1,026	$1,119
Television	419	273	847	577
Cable Network Programming	330	282	956	806
Direct Broadcast Satellite Television	97	91	207	66
Magazines and Inserts	93	102	257	254
Newspapers and Information Services	216	156	505	450
Book Publishing	29	29	132	138
Other	(7)	(104)	(27)	(176)

Total operating income	1,438	1,239	3,903	3,234

Equity earnings of affiliates	109	255	305	747
Interest expense, net	(244)	(220)	(702)	(632)
Interest income	37	79	215	226
Other, net	1,673	47	1,860	493

Income before income tax expense and minority interest in subsidiaries	3,013	1,400	5,581	4,068
Income tax expense	(300)	(517)	(1,234)	(1,486)
Minority interest in subsidiaries, net of tax	(19)	(12)	(89)	(46)

Net income	$2,694	$871	$4,258	$2,536

Equity earnings of affiliates, Interest expense, net, Interest income, Other, net, Income tax expense and Minority interest in subsidiaries are not allocated to segments as they are not under the control of segment management.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $241 million and $323 million for the three months ended March 31, 2008 and 2007, respectively, and of approximately $666 million and $759 million for the nine months ended March 31, 2008 and 2007, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profit (loss) generated primarily by the Filmed Entertainment segment of approximately $25 million and ($10) million for the three months ended March 31, 2008 and 2007, respectively, and of approximately $66 million and $26 million for the nine months ended March 31, 2008 and 2007, respectively, have been eliminated within the Filmed Entertainment segment.

	For the three months ended March 31, 2008
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income before depreciation and amortization
	(in millions)
Filmed Entertainment	$261	$22	$—	$283
Television	419	25	—	444
Cable Network Programming	330	28	22	380
Direct Broadcast Satellite Television	97	59	—	156
Magazines and Inserts	93	2	—	95
Newspapers and Information Services	216	97	—	313
Book Publishing	29	2	—	31
Other	(7)	57	—	50

Total	$1,438	$292	$22	$1,752

	For the three months ended March 31, 2007
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$410	$22	$—	$432
Television	273	23	—	296
Cable Network Programming	282	15	17	314
Direct Broadcast Satellite Television	91	49	—	140
Magazines and Inserts	102	2	—	104
Newspapers and Information Services	156	72	—	228
Book Publishing	29	2	—	31
Other	(104)	39	—	(65)

Total	$1,239	$224	$17	$1,480

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the nine months ended March 31, 2008
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income before depreciation and amortization
	(in millions)
Filmed Entertainment	$1,026	$64	$—	$1,090
Television	847	74	—	921
Cable Network Programming	956	67	57	1,080
Direct Broadcast Satellite Television	207	163	—	370
Magazines and Inserts	257	6	—	263
Newspapers and Information Services	505	341	—	846
Book Publishing	132	6	—	138
Other	(27)	180	—	153

Total	$3,903	$901	$57	$4,861

	For the nine months ended March 31, 2007
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$1,119	$62	$—	$1,181
Television	577	68	—	645
Cable Network Programming	806	42	56	904
Direct Broadcast Satellite Television	66	140	—	206
Magazines and Inserts	254	6	—	260
Newspapers and Information Services	450	207	—	657
Book Publishing	138	6	—	144
Other	(176)	106	—	(70)

Total	$3,234	$637	$56	$3,927

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At March 31, 2008	At June 30, 2007
	(in millions)
Total assets:
Filmed Entertainment	$7,305	$6,738
Television	13,398	12,974
Cable Network Programming	9,541	8,523
Direct Broadcast Satellite Television	2,601	2,030
Magazines and Inserts	1,333	1,278
Newspapers and Information Services (1)	8,247	5,343
Book Publishing	1,653	1,566
Other (1)	13,854	12,478
Investments	3,988	11,413

Total assets	$61,920	$62,343

Goodwill and Intangible assets, net:
Filmed Entertainment	$1,956	$1,979
Television	10,195	10,195
Cable Network Programming	5,823	5,517
Direct Broadcast Satellite Television	693	595
Magazines and Inserts	1,009	1,009
Newspapers and Information Services (1)	4,219	2,422
Book Publishing	508	508
Other (1)	8,238	3,297

Total goodwill and intangibles, net	$32,641	$25,522

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the computation of basic and diluted EPS under SFAS No. 128, “Earnings per Share”:

	For the three months ended March 31, 2008	For the nine months ended March 31, 2008
	(in millions, except per share data)
Net income available to stockholders—basic	$2,694	$4,258
Other	—	(1)

Net income available to stockholders—diluted	$2,694	$4,257

Weighted average shares—basic	2,942	3,065
Shares issuable under equity based compensation plans	17	17

Weighted average shares—diluted	2,959	3,082

Earnings per share:
Net income—basic	$0.92	$1.39
Net income—diluted	$0.91	$1.38

	For the three months ended March 31, 2007	For the nine months ended March 31, 2007
	(in millions)
Net income available to stockholders—basic	$871	$2,536
Other	(1)	(3)

Net income available to stockholders—diluted	$870	$2,533

	For the three months ended March 31,			For the nine months ended March 31,
	2007			2007
	Class A	Class B	Total	Class A	Class B	Total
	(in millions, except per share data)
Allocation of income—basic:
Net income available to stockholders	$632	$239	$871	$1,840	$696	$2,536

Weighted average shares used in income allocation	2,611	987	3,598	2,610	987	3,597

Allocation of income—diluted:
Net income available to stockholders	$633	$237	$870	$1,843	$690	$2,533

Weighted average shares used in income allocation	2,638	987	3,625	2,634	987	3,621
Weighted average shares—basic	2,176	987	3,163	2,175	987	3,162

Shares issuable under equity based compensation plans	22	—	22	20	—	20

Weighted average shares—diluted	2,198	987	3,185	2,195	987	3,182

Earnings per share:
Net income—basic	$0.29	$0.24		$0.85	$0.71
Net income—diluted	$0.29	$0.24		$0.84	$0.70

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16—Additional Financial Information

Supplemental Cash Flows Information

	For the nine months ended March 31,
	2008	2007
	(in millions)
Supplemental cash flow information:
Cash paid for income taxes	$(1,405)	$(752)
Cash paid for interest	(598)	(511)
Sale of other investments	10	61
Purchase of other investments	(599)	(377)

Supplemental information on businesses acquired:
Fair value of assets acquired	8,306	960
Cash acquired	92	67
Less: Liabilities assumed	(2,414)	(262)
Minority interest acquired	(205)	(109)
Cash paid	(5,583)	(656)

Fair value of equity instruments issued to third parties	196	—
Issuance of subsidiary common units	165	—

Fair value of equity instrument consideration	$31	$—

Other, net consisted of the following:

	For the three months ended March 31,		For the nine months ended March 31,
	2008	2007	2008	2007
	(in millions)		(in millions)
Gain on Share Exchange Agreement (a)	$1,682	$—	$1,682	$—
Termination of participation rights agreement (a)	—	97	—	97
Gain on the sale of China Network Systems (b)	23	—	125	—
Impairment of cost based investments (b)	(123)	—	(125)	(2)
Gain on sale of Sky Brasil (b)	—	—	—	261
Gain on the sale of Phoenix Satellite Television Holdings Limited (b)	—	—	—	136
Change in fair value of exchangeable securities (c)	104	(52)	206	16
Other	(13)	2	(28)	(15)

Total Other, net	$1,673	$47	$1,860	$493

(a)	See Note 2—Acquisitions, Disposals and Other Transactions
(b)	See Note 6—Investments
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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17—Subsequent Events

On April 15, 2008, the Company entered into an amendment to the Rights Plan to amend the final expiration date of the Rights from October 20, 2008 to April 15, 2008. Accordingly, the Rights expired at the close of business on April 15, 2008 and the Rights Plan was terminated and is of no further force and effect.

In April 2008, the Company sold its 40% interest in Fox Sports Net Bay Area for approximately $245 million. The Company expects to record a gain on this transaction.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statement of Operations

For the nine months ended March 31, 2008

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$5	$—	$24,402	$—	$24,407
Expenses	240	—	20,264	—	20,504

Operating income (loss)	(235)	—	4,138	—	3,903

Other income (expense) :
Equity earnings of affiliates	4	—	301	—	305
Interest expense, net	(1,860)	(426)	(512)	2,096	(702)
Interest income	700	27	1,584	(2,096)	215
Earnings (losses) from subsidiary entities	1,290	3,120	—	(4,410)	—
Other, net	346	1,537	(23)	—	1,860

Income (loss) before income tax expense and minority interest in subsidiaries	245	4,258	5,488	(4,410)	5,581
Income tax (expense) benefit	(54)	—	(1,213)	33	(1,234)
Minority interest in subsidiaries, net of tax	—	—	(89)	—	(89)

Net income (loss)	$191	$4,258	$4,186	$(4,377)	$4,258

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statement of Operations

For the nine months ended March 31, 2007

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$5	$—	$21,283	$—	$21,288
Expenses	198	—	17,856	—	18,054

Operating income (loss)	(193)	—	3,427	—	3,234

Other Income (Expense):
Equity earnings of affiliates	3	—	744	—	747
Interest expense, net	(1,589)	(224)	(44)	1,225	(632)
Interest income	165	—	1,286	(1,225)	226
Earnings (losses) from subsidiary entities	1,229	2,830	3,624	(7,683)	—
Other, net	8	(70)	555	—	493

Income (loss) before income tax expense and minority interest in subsidiaries	(377)	2,536	9,592	(7,683)	4,068
Income tax (expense) benefit	138	—	(3,504)	1,880	(1,486)
Minority interest in subsidiaries, net of tax	—	—	(46)	—	(46)

Net income (loss)	$(239)	$2,536	$6,042	$(5,803)	$2,536

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Balance Sheet

At March 31, 2008

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Assets:
Current assets:
Cash and cash equivalents	$1,163	$—	$2,081	$—	$3,244
Receivables, net	32	—	7,560	—	7,592
Inventories, net	—	—	2,437	—	2,437
Other	14	—	519	—	533

Total current assets	1,209	—	12,597	—	13,806

Non-current assets:
Receivables	1	—	527	—	528
Inventories, net	—	—	2,917	—	2,917
Property, plant and equipment, net	79	—	6,647	—	6,726
Intangible assets, net	—	—	14,261	—	14,261
Goodwill	—	—	18,380	—	18,380
Other	116	1	1,197	—	1,314

Investments
Investments in associated companies and other investments	92	45	3,851	—	3,988
Intragroup investments	40,391	39,069	—	(79,460)	—

Total investments	40,483	39,114	3,851	(79,460)	3,988

TOTAL ASSETS	$41,888	$39,115	$60,377	$(79,460)	$61,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings	$200	$—	$89	$—	$289
Other current liabilities	53	158	9,520	—	9,731

Total current liabilities	253	158	9,609	—	10,020

Non-current liabilities:
Borrowings	13,069	—	139	—	13,208
Other non-current liabilities	528	3	9,679	—	10,210
Intercompany	11,323	11,518	(22,841)	—	—

Minority interest in subsidiaries	—	—	1,046	—	1,046
Stockholders’ Equity	16,715	27,436	62,745	(79,460)	27,436

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,888	$39,115	$60,377	$(79,460)	$61,920

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

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statement of Cash Flows

For the nine months ended March 31, 2008

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$(5,168)	$782	$7,016	$—	$2,630

Investing and other activities:
Property, plant and equipment	(7)	—	(1,020)	—	(1,027)
Investments	1	—	(6,214)	—	(6,213)
Proceeds from sale of investments and non-current assets	—	—	385	—	385

Net cash used in investing activities	(6)	—	(6,849)	—	(6,855)

Financing activities:
Borrowings	1,237	—	18	—	1,255
Repayment of borrowings	(350)	—	(363)	—	(713)
Issuance of shares	—	69	7	—	76
Repurchase of shares	—	(672)	—	—	(672)
Dividends paid	—	(179)	(24)	—	(203)
Other, net	—	—	19	—	19

Net cash used in (provided by) financing activities	887	(782)	(343)	—	(238)

Net decrease in cash and cash equivalents	(4,287)	—	(176)	—	(4,463)
Cash and cash equivalents, beginning of period	5,450	—	2,204	—	7,654
Exchange movement on opening cash balance	—	—	53	—	53

Cash and cash equivalents, end of period	$1,163	$—	$2,081	$—	$3,244

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statement of Cash Flows

For the nine months ended March 31, 2007

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$(142)	$630	$2,040	$—	$2,528

Investing and other activities:
Property, plant and equipment	(6)	—	(898)	—	(904)
Investments	(17)	—	(1,008)	—	(1,025)
Proceeds from sale of investments and non-current assets	5	—	405	—	410

Net cash used in investing activities	(18)	—	(1,501)	—	(1,519)

Financing activities:
Borrowings	1,000	—	181	—	1,181
Repayment of borrowings	—	—	(190)	—	(190)
Issuance of shares	—	316	34	—	350
Repurchase of shares	—	(783)	—	—	(783)
Dividends paid	—	(180)	(6)	—	(186)

Net cash provided by (used in) financing activities	1,000	(647)	19	—	372

Net increase (decrease) in cash and cash equivalents	840	(17)	558	—	1,381
Cash and cash equivalents, beginning of period	4,094	17	1,672	—	5,783
Exchange movement on opening cash balance	—	—	82	—	82

Cash and cash equivalents, end of period	$4,934	$—	$2,312	$—	$7,246

See notes to supplemental guarantor information

Notes to Supplemental Guarantor Information

(1)	Investments in the Company’s subsidiaries, for purposes of the supplemental consolidating presentation, are accounted for by their parent companies under the equity method of accounting whereby earnings of subsidiaries are reflected in the parent company’s investment account and earnings.

(2)	The guarantees of NAI’s senior public indebtedness constitute senior indebtedness of the Company, and rank pari passu with all present and future senior indebtedness of the Company. Because the factual basis underlying the obligations created pursuant to the various facilities and other obligations constituting senior indebtedness of the Company differ, it is not possible to predict how a court in bankruptcy would accord priorities among the obligations of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of News Corporation and its subsidiaries’ (together “News Corporation” or the “Company”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as recent developments that have occurred either during fiscal 2008 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2008 and 2007. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2008 and 2007. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

OVERVIEW OF THE COMPANY’S BUSINESS

The Company is a diversified entertainment company, which manages and reports its businesses in eight segments:

•

Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production of original television programming worldwide.

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

Filmed Entertainment

The Filmed Entertainment segment derives revenue from the production and distribution of feature motion pictures and television series. In general, motion pictures produced or acquired for distribution by the Company are exhibited in U.S. and foreign theaters, followed by home entertainment (including DVDs), video-on-demand and pay-per-view television, premium subscription television, network television and basic cable and syndicated television exploitation. Television series initially produced for the networks and first-run syndication are generally licensed to domestic and international markets concurrently and subsequently released in seasonal DVD box sets. More successful series are later syndicated in domestic markets. The length of the revenue cycle for television series will vary depending on the number of seasons a series remains in active production and, therefore, may cause fluctuations in operating results. License fees received for television exhibition (including international and U.S. premium television and basic cable television) are recorded as revenue in the period that licensed films or programs are available for such exhibition, which may cause substantial fluctuations in operating results.

The revenues and operating results of the Filmed Entertainment segment are significantly affected by the timing of the Company’s theatrical and home entertainment releases, the number of its original and returning television series that are aired by television networks and the number of its television series in off-network syndication. Theatrical and home entertainment release dates are determined by several factors, including timing of vacation and holiday periods and competition in the marketplace. The distribution windows for the release of motion pictures theatrically and in various home entertainment formats have been compressing and may continue to change in the future. A further reduction in timing between theatrical and home entertainment releases could adversely affect the revenues and operating results of this segment.

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

The profitability of these long-term national sports contracts is based on the Company’s best estimates at March 31, 2008 of directly attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied at March 31, 2008, a loss may be recorded. Should revenues improve as compared to estimated revenues, the Company may have an improved operating profit related to the contract, which may be recognized over the estimated remaining contract term.

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

News Outdoor

The Company sells, through its News Outdoor businesses, outdoor advertising space on various media, primarily in Russia and Eastern Europe. In June 2007, the Company announced that it intends to explore strategic options for News Outdoor in connection with News Outdoor’s continued development plans. The strategic options include, but are not limited to, exploring the opportunity to expand News Outdoor’s existing shareholder group through new strategic and private equity partners. No agreement has yet been entered into with respect to these strategic options.

FIM

The Company sells, through its FIM division, advertising, sponsorships and subscription services on the Company’s various Internet properties. The Company’s Internet properties include the social networking site MySpace.com, IGN.com, AmericanIdol.com, Scout.com and FOXsports.com. The Company also has a distribution agreement with Microsoft’s MSN for FOXsports.com.

Other Business Developments

In November 2007, Dow Jones & Company (“Dow Jones”) announced that it would explore strategic alternatives for the Ottaway Community Newspapers (the “Ottaway Newspapers”), which the Company acquired as part of the Dow Jones transaction. The strategic options include, but are not limited to, the possible sale of some or all of the Ottaway Newspapers’ publications and related properties. No agreement has yet been entered into with respect to any transaction involving the Ottaway Newspapers.

In December 2007, the Company completed the acquisition of Dow Jones pursuant to the Agreement and Plan of Merger, dated as of July 31, 2007, by and among the Company, Ruby Newco LLC, a wholly-owned subsidiary of the Company (“Ruby Newco”), Dow Jones and Diamond Merger Sub Corporation, as amended (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, each share of Dow Jones common stock was converted into the right to receive, at the election of the holder, either (x) $60.00 in cash or (y) 2.8681 Class B common units of Ruby Newco. Each Class B common unit of Ruby Newco is convertible after a period of time into a share of News Corporation Class A common stock. The consideration for the acquisition was approximately $5,700 million which consists of: $5,100 million in cash, assumed net debt of approximately $330 million, approximately $200 million in equity instruments and the Company anticipates making additional acquisition related cash payments of $50 million during the remainder of fiscal 2008. The results of Dow Jones have been included in the Company’s unaudited consolidated statement of operations from December 13, 2007, the date of acquisition.

The Company believes that the Dow Jones acquisition will position it as a leader in the financial news and information market and will enhance its ability to adapt to future challenges and opportunities within the Company’s Newspapers and Information Services segment and across the Company’s other related business segments.

In December 2007, Fox Television Stations, Inc., a Delaware corporation and a wholly owned subsidiary of the Company and FoxCo Acquisition Sub, LLC, a Delaware limited liability company and an indirect, wholly owned subsidiary of Oak Hill Capital Partners III, L.P. (“Oak Hill Capital”), entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company agreed to sell eight of its owned-and-operated FOX network affiliated television stations (the “Stations”) to Oak Hill Capital for approximately $1.1 billion in cash. The Stations include: WJW in Cleveland, OH; KDVR in Denver, CO; KTVI in St. Louis, MO; WDAF in Kansas City, MO; WITI in Milwaukee, WI; KSTU in Salt Lake City, UT; WBRC in Birmingham, AL; and WGHP in Greensboro, NC. The transaction is subject to customary closing conditions, including, among other things, (a) regulatory approvals, and (b) the receipt of the consent of the FCC relating to the assignment or transfer of control of the television broadcasting licenses issued by the FCC for the Stations. The transaction is expected to be completed in the third calendar quarter of 2008.

In December 2007, Macrovision Corporation agreed to acquire Gemstar-TV Guide in a cash and stock transaction. On May 2, 2008, the transaction closed. In connection with this transaction, News Corporation disposed of its entire interest in Gemstar’s common stock in exchange for a cash payment of approximately $637 million, and approximately 19 million shares of Macrovision Solutions Corporation common stock. The Company expects to record a gain on the transaction.

In February 2008, the Company closed the previously announced transaction contemplated by the share exchange agreement (the “Share Exchange Agreement”) with Liberty Media Corporation (“Liberty”). Pursuant to the terms of the Share Exchange Agreement, Liberty exchanged its entire interest in the Company’s common stock (approximately 325 million shares of Class A common stock, par value $0.01 per share (“Class A Common Stock”) and 188 million shares of Class B common stock, par value $0.01 per share (“Class B Common Stock”) for 100% of a subsidiary of the Company, whose holdings consisted of the Company’s approximately 41% interest (approximately 470 million shares) in The DIRECTV Group, Inc. (“DIRECTV”) constituting the Company’s entire interest in DIRECTV, three of the Company’s Regional Sports Networks (FSN Northwest, FSN Pittsburgh and FSN Rocky Mountain) (the “Three RSNs”) and approximately $625 million in cash (the “Exchange”). The Exchange resulted in the divestiture of the Company’s entire interest in DIRECTV and the Three RSNs to Liberty. The consideration was negotiated between the parties and the Share Exchange Agreement was approved by the disinterested stockholders of the Company. A tax-free gain of $1.7 billion on the Exchange was recognized in Other, net in the unaudited consolidated statement of operations for the three and nine months ended March 31, 2008. Upon the closing of the Share Exchange Agreement, the Company entered into a non-competition agreement with DIRECTV and non-competition agreements with each of the Three RSNs, in each case, restricting its right to compete for a period of four years with DIRECTV and the Three RSNs in the respective regions in which such entities were operating on the closing date of the Share Exchange Agreement.

During the third quarter of fiscal 2008, the Company, through a series of transactions, acquired a 19.99% ownership interest in Premiere for cash consideration of approximately $545 million. The Company has subsequently entered into several purchase transactions, and, as of April 8, 2008 increased its ownership interest in Premiere to approximately 23% for additional cash consideration totaling approximately $66 million.

RESULTS OF OPERATIONS

Results of Operations—For the three and nine months ended March 31, 2008 versus the three and nine months ended March 31, 2007.

The following table sets forth the Company’s operating results for the three and nine months ended March 31, 2008, as compared to the three and nine months ended March 31, 2007.

	For the three months ended March 31,			For the nine months ended March 31,
	2008	2007	% Change	2008	2007	% Change
	(in millions, except % and per share amounts)
Revenues	$8,750	$7,530	16%	$24,407	$21,288	15%

Expenses:
Operating	5,452	4,922	11%	15,303	14,017	9%
Selling, general and administrative	1,568	1,145	37%	4,300	3,400	26%
Depreciation and amortization	292	224	30%	901	637	41%

Total operating income	1,438	1,239	16%	3,903	3,234	21%

Equity earnings of affiliates	109	255	(57)%	305	747	(59)%
Interest expense, net	(244)	(220)	11%	(702)	(632)	11%
Interest income	37	79	(53)%	215	226	(5)%
Other, net	1,673	47	* *	1,860	493	* *

Income before income tax expense and minority interest in subsidiaries	3,013	1,400	* *	5,581	4,068	37%

Income tax expense	(300)	(517)	(42)%	(1,234)	(1,486)	(17)%
Minority interest in subsidiaries, net of tax	(19)	(12)	58%	(89)	(46)	* *

Net income	$2,694	$871	* *	$4,258	$2,536	68%

Diluted earnings per share (1)	$0.91	$0.27	* *	$1.38	$0.80	73%

**	not meaningful
(1)

Represents earnings per share based on the total weighted average shares outstanding (Class A Common Stock and Class B Common Stock combined) for the three and nine months ended March 31, 2008 and 2007. During fiscal 2007, Class A Common Stock carried rights to a greater dividend than Class B Common Stock. Subsequent to the final fiscal 2007 dividend, shares of Class A Common Stock cease to carry any rights to a greater dividend than shares of Class B Common Stock. See Note 15—Earnings Per Share to the Unaudited Consolidated Financial Statements of News Corporation.

Overview—The Company’s revenues increased 16% and 15% for the three and nine months ended March 31, 2008, respectively, as compared to the corresponding periods of fiscal 2007. The impact of foreign currency translations represented 4% of the revenue increase for the three and nine months ended March 31, 2008. The remaining increase was primarily due to revenue increases at the Newspaper and Information Services, Television and Cable Network Programming segments. The increase at the Newspaper and Information Services segment was primarily due to the inclusion of revenue from Dow Jones, which was acquired in December 2007. The Television segment increase was primarily due to the broadcast of the Super Bowl which was not telecast on FOX in fiscal 2007. The Cable Network Programming segment increase was primarily due to the consolidation of the National Geographic channels and higher net affiliate revenues.

Operating expenses for the three and nine months ended March 31, 2008 increased 11% and 9%, respectively, as compared to the corresponding periods of fiscal 2007. The increases were primarily due to incremental costs from acquisitions, the launch of new businesses, higher sports rights costs at the Television segment due to the broadcast of the Super Bowl which was not telecast on FOX in fiscal 2007and unfavorable foreign exchange movements at the DBS and Newspaper and Information Services segments. The increases in operating expenses were partially offset by the absence of expenses related to the ICC Cricket World Cup that were included in the corresponding periods of fiscal 2007 and by decreased amortization of production costs and home entertainment marketing and manufacturing costs at the Filmed Entertainment segment.

Selling, general and administrative expenses for the three and nine months ended March 31, 2008 increased approximately 37% and 26%, respectively, as compared to the corresponding periods of fiscal 2007. These increases were primarily due to incremental expenses related to acquisitions, increased employee costs and unfavorable foreign exchange movements at the Newspapers and Information Services and DBS segments.

Depreciation and amortization increased 30% and 41% for the three and nine months ended March 31, 2008, respectively, as compared to the corresponding periods of fiscal 2007. The increases in depreciation and amortization were primarily due to the depreciation of additional property and equipment acquired through acquisitions, higher amortization of finite lived intangible assets due to acquisitions, additional property, plant and equipment placed into service and the impact of unfavorable foreign exchange movements at the Newspapers and Information Services and DBS segments. The nine months ended March 31, 2008 also included higher accelerated depreciation at the Newspapers and Information Services segment as compared to the nine months ended March 31, 2007.

Operating income increased 16% and 21% for the three and nine months ended March 31, 2008, respectively, as compared to the corresponding periods of fiscal 2007. The impact of foreign currency translations represented 4% of the operating income increase for the three and nine months ended March 31, 2008. The remaining increase was primarily due to increased operating income at the Television, Newspapers and Information Services, Cable Network Programming and Other segments. Also contributing to increases in the nine months were increases at the DBS segment. These increases were partially offset by decreases in Operating income at the Filmed Entertainment Segment for the three and nine months ended March 31, 2008.

Equity earnings of affiliates —Net earnings from equity affiliates decreased $146 million and $442 million for the three and nine months ended March 31, 2008, respectively, as compared to the corresponding periods of fiscal 2007. The decreases were primarily a result of lower contributions from British Sky Broadcasting Group plc (“BSkyB”) due to write-downs of its ITV investment in the three and nine months ended March 31, 2008. The Company’s portion of the ITV plc write down was $101 million and $374 million in the three and nine months ended March 31, 2008, respectively. Also contributing to the decreases in earnings from equity affiliates was lower contributions from DIRECTV due to the exchange of the Company’s entire interest in DIRECTV to Liberty on February 27, 2008 as part of the Share Exchange Agreement. (See Note 2—Acquisitions, Disposals and Other Transactions to the Unaudited Consolidated Financial Statements of News Corporation)

	For the three months ended March 31,			For the nine months ended March 31,
	2008	2007	% Change	2008	2007	% Change
	(in millions, except %)
DBS equity affiliates	72	209	(66)%	171	618	(72)%
Cable channel equity affiliates	18	22	(18)%	55	66	(17)%
Other equity affiliates	19	24	(21)%	79	63	25%

Total equity earnings of affiliates	$109	$255	(57)%	$305	$747	(59)%

Interest expense, net—Interest expense, net increased $24 million and $70 million for the three and nine months ended March 31, 2008, respectively, as compared to the corresponding periods of fiscal 2007, primarily due to the issuance of $1 billion 6.15% Senior Notes due 2037 in March 2007 and $1.25 billion 6.65% Senior Notes due 2037 in November 2007.

Interest income—Interest income decreased $42 million and $11 million for the three and nine months ended March 31, 2008, respectively, as compared to the corresponding periods of fiscal 2007, primarily as a result of lower average cash balances principally due to cash used in the acquisition of Dow Jones.

Other, net—Other, net consisted of the following:

	For the three months ended March 31,		For the nine months ended March 31,
	2008	2007	2008	2007
	(in millions)		(in millions)
Gain on Share Exchange Agreement (a)	$1,682	$—	$1,682	$—
Termination of participation rights agreement (a)	—	97	—	97
Gain on the sale of China Network Systems (b)	23	—	125	—
Impairment of cost based investments (b)	(123)	—	(125)	(2)
Gain on sale of Sky Brasil (b)	—	—	—	261
Gain on the sale of Phoenix Satellite Television Holdings Limited (b)	—	—	—	136
Change in fair value of exchangeable securities (c)	104	(52)	206	16
Other	(13)	2	(28)	(15)

Total Other, net	$1,673	$47	$1,860	$493

(a)	See Note 2—Acquisitions, Disposals and Other Transactions to the Unaudited Consolidated Financial Statements of News Corporation.

(b)	See Note 6— Investments to the Unaudited Consolidated Financial Statements of News Corporation.

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

Income tax expense—The effective tax rate for the three and nine months ended March 31, 2008 was 10% and 22%, respectively, which were lower than the statutory rate and the effective tax rate of 37% in corresponding periods of fiscal 2007. The lower rates in the current fiscal year were due to the closing of the tax-free Share Exchange Agreement and the reversal of previously deferred tax liabilities for DIRECTV and the Three RSNs. The Share Exchange Agreement was designed to qualify as a tax-free split-off under Section 355 of the Internal Revenue Code of 1986, as amended, and, as a result, no income tax provision was recorded against the gain recorded on the transaction.

Minority interest in subsidiaries, net of tax—Minority interest expense increased $7 million and $43 million for the three and nine months ended March 31, 2008, respectively, as compared to the corresponding periods of fiscal 2007. These increases were primarily due to the additional minority interest allocated to minority shareholders of National Geographic Channel (US) (“NGC US”) and the international National Geographic entities, which were consolidated beginning in January 2007 and, were not consolidated in the corresponding periods of the prior fiscal year.

Net income—Net income increased $1,823 million and $1,722 million for the three and nine months ended March 31, 2008, respectively, as compared to the corresponding periods of fiscal 2007. The increases in Net income were primarily due to an increase in Other, net resulting from the gain recorded on the Share Exchange Agreement, as well as the operating income increases noted above. These increases were partially offset by decreased earnings from equity affiliates and increased interest expense noted above.

Segment Analysis:

The following table sets forth the Company’s revenues and operating income by segment for the three and nine months ended March 31, 2008, as compared to the three and nine months ended March 31, 2007.

	For the three months ended March 31,			For the nine months ended March 31,
	2008	2007	% Change	2008	2007	% Change
	(in millions, except %)
Revenues:
Filmed Entertainment	$1,618	$1,802	(10)%	$5,176	$5,280	(2)%
Television	1,799	1,568	15%	4,474	4,271	5%
Cable Network Programming	1,270	998	27%	3,608	2,807	29%
Direct Broadcast Satellite Television	993	825	20%	2,695	2,211	22%
Magazines and Inserts	299	303	(1)%	836	844	(1)%
Newspapers and Information Services	1,744	1,123	55%	4,404	3,290	34%
Book Publishing	302	291	4%	1,038	1,052	(1)%
Other	725	620	17%	2,176	1,533	42%

Total revenues	$8,750	$7,530	16%	$24,407	$21,288	15%

Operating income (loss):
Filmed Entertainment	$261	$410	(36)%	$1,026	$1,119	(8)%
Television	419	273	53%	847	577	47%
Cable Network Programming	330	282	17%	956	806	19%
Direct Broadcast Satellite Television	97	91	7%	207	66	* *
Magazines and Inserts	93	102	(9)%	257	254	1%
Newspapers and Information Services	216	156	38%	505	450	12%
Book Publishing	29	29	—	132	138	(4)%
Other	(7)	(104)	(93)%	(27)	(176)	(85)%

Total operating income	$1,438	$1,239	16%	$3,903	$3,234	21%

**	not meaningful

Filmed Entertainment (21% and 25% of the Company’s consolidated revenues in the first nine months of fiscal 2008 and 2007, respectively)

For the three months ended March 31, 2008, revenues and Operating income at the Filmed Entertainment segment decreased $184 million, or 10%, and $149 million, or 36%, respectively, as compared with the corresponding period of fiscal 2007. The revenue decreases were primarily due to a decrease in worldwide home entertainment revenues and lower network revenues from Twentieth Century Fox Television, partially offset by higher worldwide theatrical revenues. The three months ended March 31, 2008 included the domestic home entertainment release of Hitman and the continued worldwide home entertainment performances of The Simpsons Movie and Live Free or Die Hard, as well as the successful theatrical releases and initial releasing costs of Horton Hears a Who!, Jumper, 27 Dresses, AVP: Requiem, Alvin and The Chipmunks and Juno. The three months ended March 31, 2007 included the successful home entertainment performances of The Devil Wears Prada, Borat: Cultural Learnings of America for Make Benefit Glorious Nation of Kazakhstan, and Eragon and the successful theatrical performance of Night at the Museum. The decrease in Operating income for the three months ended March 31, 2008 was primarily due to the revenue decreases noted above and higher theatrical releasing costs, partially offset by lower amortization of production and participation costs directly associated with the decrease in revenues noted above.

For the nine months ended March 31, 2008, the Filmed Entertainment segment’s revenues and Operating income decreased $104 million, or 2%, and $93 million, or 8%, respectively, as compared to the corresponding period of fiscal 2007. The revenue decreases were primarily due to a decrease in worldwide home entertainment revenues and lower network revenues from Twentieth Century Fox Television, partially offset by higher worldwide theatrical revenues. The nine months ended March 31, 2008 included the worldwide theatrical and home entertainment performances of The Simpsons Movie and Live Free or Die Hard, the worldwide home entertainment performance of Fantastic Four: Rise of the Silver Surfer and the successful theatrical releases and initial releasing costs of Horton Hears a Who!, Alvin and The Chipmunks, Jumper and Juno. The nine months ended March 31, 2007 included the successful worldwide home entertainment performances of Ice Age: The Meltdown and X-Men: The Last Stand, worldwide theatrical and home entertainment performances of The Devil Wears Prada, Borat: Cultural Learnings of America for Make Benefit Glorious Nation of Kazakhstan and Eragon, and the worldwide theatrical performance of Night at the Museum. The decrease in Operating income for the nine months ended March 31, 2008 was primarily due to revenue decreases noted above partially offset by lower releasing costs.

Television (18% and 20% of the Company’s consolidated revenues in the first nine months of fiscal 2008 and 2007, respectively)

For the three and nine months ended March 31, 2008, Television segment revenues increased $231 million, or 15%, and $203 million, or 5%, respectively, as compared to the corresponding periods of fiscal 2007. The Television segment reported an increase in Operating income for the three and nine months ended March 31, 2008 of $146 million and $270 million, respectively, as compared to the corresponding periods of fiscal 2007.

Revenues for the three and nine months ended March 31, 2008 at the Company’s U.S. television operations increased 15% and 3%, respectively, as compared to the corresponding periods of fiscal 2007. The increases were primarily due to increased advertising revenues from the telecast of the Super Bowl, which was not telecast on FOX in fiscal 2007, and higher advertising revenues due to increased pricing. For the nine months ended March 31, 2008, these revenue increases were partially offset by the absence of the MLB Divisional Series in fiscal 2008 and a decrease in political advertising revenues at the Company’s television stations. Operating income for the three and nine months ended March 31, 2008 at the Company’s U.S. television operations increased as compared to the corresponding periods of fiscal 2007. The increases in Operating income were a result of the higher revenue increases noted above, as well as improved operating results at MyNetworkTV due to lower programming costs. Also contributing to the increase in Operating income for the nine months ended March 31, 2008 was the absence of sports programming costs from the MLB Divisional Series which was telecast in fiscal 2007. The increases noted above were partially offset by increased sports programming costs due to the telecast of the Super Bowl.

Revenues for the three and nine months ended March 31, 2008 at the Company’s international television operations increased, as compared to the corresponding periods of fiscal 2007. The increases were primarily due to higher advertising revenues in India and higher subscription revenues. Operating income at the Company’s international television operations increased for the three and nine months ended March 31, 2008 as compared to the corresponding periods of fiscal 2007, primarily due to the revenue increases noted above which were partially offset by increased programming costs.

Cable Network Programming (15% and 13% of the Company’s consolidated revenues in the first nine months of fiscal 2008 and 2007, respectively)

For the three and nine months ended March 31, 2008, revenues for the Cable Network Programming segment increased $272 million, or 27%, and $801 million, or 29%, respectively, as compared to the corresponding periods of fiscal 2007. These increases were driven by higher net affiliate and advertising revenues at Fox News, FX and the Company’s international cable channels, as well as net affiliate revenue growth at the RSNs. Also contributing to the revenue growth was incremental revenues of $82 million and $264 million for the three and nine months ended March 31, 2008, respectively, due to the consolidation of the National Geographic channels.

For the three and nine months ended March 31, 2008, Fox News’ revenues increased 16% and 24%, respectively, as compared to the corresponding periods of fiscal 2007, primarily due to an increase in net affiliate and advertising revenues. Net affiliate revenues increased 26% and 56% for the three and nine months ended March 31, 2008, respectively, primarily due to higher average rates per subscriber and lower cable distribution amortization as compared to the corresponding periods of fiscal 2007. Advertising revenues for the three and nine months ended March 31, 2008 increased 5% and 9%, respectively, as compared to the corresponding periods of fiscal 2007 due to higher volume and higher pricing. As of March 31, 2008, Fox News reached approximately 94 million Nielsen households.

The RSNs’ revenues increased 6% and 9% for the three and nine months ended March 31, 2008, respectively, as compared to the corresponding periods of fiscal 2007, primarily due to increases in net affiliate revenues. During the three and nine months ended March 31, 2008, net affiliate revenues increased 8% and 11%, respectively, as compared to the corresponding periods of fiscal 2007, primarily due to higher affiliate rates and a higher number of subscribers. Advertising revenues during the nine months ended March 31, 2008 were consistent with the corresponding periods of fiscal 2007.

FX’s revenues increased 15% and 9% for the three and nine months ended March 31, 2008, respectively, as compared to the corresponding periods of fiscal 2007, driven by net affiliate and advertising revenues. Net affiliate revenues increased for the three and nine months ended March 31, 2008 as a result of an increase in average rate per subscriber and the number of subscribers. Advertising revenues for the three and nine months ended March 31, 2008 increased 17% and 6%, respectively, as compared to the corresponding periods of fiscal 2007 due to higher pricing and volume. As of March 31, 2008, FX reached approximately 94 million Nielsen households.

Revenues at the Company’s international cable channels increased for the three and nine months ended March 31, 2008, as compared to the corresponding periods of fiscal 2007, primarily due to the consolidation of NGC Network Europe LLC (“NGC Europe”) which was not consolidated in the corresponding periods of the prior fiscal year. Also contributing to these increases were improved advertising sales and subscriber growth at the other FIC channels.

For the three and nine months ended March 31, 2008, Operating income at the Cable Network Programming segment increased $48 million, or 17%, and $150 million, or 19%, respectively, as compared to the corresponding periods of fiscal 2007, primarily due to the increases in revenues noted above. The revenue increases were partially offset by $224 million and $651 million increases in operating expenses during the three and nine months ended March 31, 2008, respectively, as compared to the corresponding periods of fiscal 2007. The increases in operating expenses were primarily due to increased programming costs resulting from an increase in the number of MLB and NBA games broadcast at the RSNs, higher entertainment programming costs of movies and new shows and the launch of the Big Ten Network and Fox Business Network in the current fiscal year. The launches of the Big Ten Network and Fox Business Network resulted in approximately $38 million and $125 million in operating losses for the three and nine months ended March 31, 2008, respectively. The consolidation of the National Geographic channels resulted in incremental Operating income of approximately $18 million and $66 million for the three and nine months ended March 31, 2008, respectively. Also contributing to the increased expenses were higher selling, general and administrative expenses during the three and nine months ended March 31, 2008, primarily due to the launch of the new channels.

Direct Broadcast Satellite Television (11% and 10% of the Company’s consolidated revenues in the first nine months of fiscal 2008 and 2007, respectively)

For the three and nine months ended March 31, 2008, SKY Italia revenues increased $168 million, or 20%, and $484 million, or 22%, as compared to the corresponding periods of fiscal 2007. This revenue growth was primarily driven by an increase of approximately 342,000 subscribers in the nine months ended March 31, 2008 over the corresponding period of fiscal 2007 and the weakening of the U.S. dollar in relation to the Euro which resulted in 14% and 11% of the increase in revenues for the three and nine months ended March 31, 2008, respectively. During the third quarter of fiscal 2008, SKY Italia added approximately 77,000 net subscribers, which increased SKY Italia’s total subscriber base to 4.5 million at March 31, 2008. The total churn for the three months ended March 31, 2008 was approximately 108,000 subscribers on an average subscriber base of 4.5 million, as compared to churn of approximately 80,000 subscribers on an average subscriber base of 4.1 million in the corresponding period of fiscal 2007. The total churn for the nine months ended March 31, 2008 was approximately 337,000 subscribers on an average subscriber base of 4.4 million, as compared to churn of approximately 329,000 subscribers on an average subscriber base of 4.0 million in the corresponding period of fiscal 2007. Subscriber churn for the period represents the number of SKY Italia subscribers whose service was disconnected during the period.

Average revenue per subscriber (“ARPU”) for the three and nine months ended March 31, 2008 was approximately €45 and €43, respectively, which were consistent with the ARPU for the corresponding periods of fiscal 2007. SKY Italia calculates ARPU by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue for the period. Average subscribers are calculated for the respective periods by adding the beginning and ending subscribers for the period and dividing by two.

Subscriber acquisition costs per subscriber (“SAC”) of approximately €230 in the third quarter of fiscal 2008 decreased as compared to the third quarter of fiscal 2007, as the upfront activation fees paid by the subscribers increased as compared to the corresponding period of fiscal 2007. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross SKY Italia subscribers added during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly by SKY Italia to subscribers and the costs related to installation and acquisition advertising, net of any upfront activation fee. SKY Italia excludes the value of equipment capitalized under SKY Italia’s equipment lease program, as well as payments and the value of returned equipment related to disconnected lease program subscribers from subscriber acquisition costs.

For the three and nine months ended March 31, 2008, SKY Italia’s Operating income improved by $6 million and $141 million, respectively, as compared to the corresponding periods of fiscal 2007. For the three and nine months ended March 31, 2008, the weakening of the U.S. dollar in relation to the Euro represented 13% and 12%, respectively, of the total improvement in operating results. The increases were also due to the revenue increases noted above, partially offset by an increase in operating expenses. The increase in operating expenses was due to higher fees paid for programming costs as a result of an increase in the number of subscribers, the additional programming costs due to new channels and higher number of movie titles, as well as the cost of new subscriber promotional offerings.

Magazines and Inserts (4% of the Company’s consolidated revenues in the first nine months of fiscal 2008 and 2007)

For the three and nine months ended March 31, 2008, revenues at the Magazines and Inserts segment decreased $4 million and $8 million, respectively, as compared to the corresponding periods of fiscal 2007, primarily due to lower rates for and lower volume in free-standing insert products. The decrease in the nine months ended March 31, 2008 was partially offset by higher rates for in-store marketing products.

For the three months ended March 31, 2008, Operating income at the Magazines and Inserts segment decreased $9 million, or 9%, as compared to the corresponding period of fiscal 2007, primarily due to the revenue decrease noted above and higher legal expenses. Operating income for the nine months ended March 31, 2008 increased $3 million, or 1%, primarily due to lower production costs for free-standing insert products partially offset by the revenue decrease noted above and higher legal expenses.

Newspapers and Information Services (18% and 16% of the Company’s consolidated revenues in the first nine months of fiscal 2008 and 2007, respectively)

For the three and nine months ended March 31, 2008, revenues at the Newspapers and Information Services segment increased $621 million, or 55%, and $1,114 million, or 34%, as compared to the corresponding periods of fiscal 2007, primarily due to the inclusion of Dow Jones beginning December 13, 2007 and revenue growth in Australia. Revenues in the United Kingdom were also higher in the nine months ended March 31, 2008. During the three and nine months ended March 31, 2008, the weakening of the U.S. dollar resulted in increases in revenue of approximately 6% and 7%, respectively, as compared to the corresponding periods of fiscal 2007. Operating income for the three and nine months ended March 31, 2008 increased $60 million, or 38%, and $55 million, or 12%, as compared to the corresponding periods of fiscal 2007, primarily due to the revenue growth noted above, as well as reduced costs related to the new printing presses in the United Kingdom. Dow Jones contributed $493 million and $575 million of revenue for the three and nine months ended March 31, 2008, respectively, and $21 million of Operating Income for the three and nine months ended March 31, 2008. During the three and nine months ended March 31, 2008, the weakening of the U.S. dollar resulted in increases of approximately 12% and 14% in Operating income, respectively, as compared to the corresponding periods of fiscal 2007.

For the three and nine months ended March 31, 2008, the Australian newspapers’ revenues increased 27% and 30%, respectively, primarily due to higher advertising revenues, incremental revenues from the acquisition of the Federal Publishing Company’s group of companies in April 2007 and favorable foreign exchange movements. Operating income for the three and nine months ended March 31, 2008 increased 23% and 28%, respectively, as compared to the corresponding periods of fiscal 2007, primarily due to the revenue increases noted above which were partially offset by an increase in employee related costs.

For the three months ended March 31, 2008, the UK newspapers’ revenues were consistent with the corresponding period of fiscal 2007. For the nine months ended March 31, 2008, the UK newspapers’ revenues increased 6%, as compared to the corresponding period of fiscal 2007, primarily due to higher Internet revenues, as well as favorable foreign exchange movements. Internet revenues increased primarily due to incremental revenues from acquisitions made in fiscal 2007 and higher advertising revenues. Operating income increased for the three months ended March 31, 2008 as compared to the corresponding period of fiscal 2007, primarily due to lower depreciation on existing printing presses and printing facilities that were decommissioned during the quarter as new color printing facilities were brought on-line. Operating income decreased for the nine months ended March 31, 2008 as compared to the corresponding period of fiscal 2007, primarily due to incremental accelerated depreciation of $80 million, recorded for the printing presses and printing facilities that were replaced earlier than originally anticipated.

Book Publishing (4% and 5% of the Company’s consolidated revenues in the first nine months of fiscal 2008 and 2007, respectively)

For the three months ended March 31, 2008, revenues at the Book Publishing segment increased $11 million, or 4%, as compared to the corresponding period of fiscal 2007, primarily due to increased revenues from children’s titles. Notable sales performances during the three months ended March 31, 2008 included Naughty Neighbor by Janet Evanovich, Stop Whining, Start Living by Laura Schlessinger, Lady Killer by Lisa Scottoline, Fancy Nancy, Bonjour Butterfly by Jane O’Connor and The Chronicles of Narnia: Prince Caspian by C.S. Lewis, partially offset by a reduction in sales of the successful titles Measure of a Man by Sidney Poitier and The Purpose Driven Life by Rick Warren in the corresponding period of fiscal 2007. During the three months ended March 31, 2008, HarperCollins had 54 titles on The New York Times Bestseller List with four titles reaching the number one position. For the nine months ended March 31, 2008, revenues at Book Publishing segment decreased $14 million, or 1%, from the corresponding period of fiscal 2007, primarily due to lower revenue on Lemony Snicket’s Series of Unfortunate Events titles. This decrease was partially offset by higher distribution revenues earned on the release of the final Harry Potter series book published by Scholastic and the addition of a new distribution client during the nine months ended March 31, 2008. During the nine months ended March 31, 2008, HarperCollins had 118 titles on The New York Times Bestseller List with thirteen titles reaching the number one position.

Operating income for the three months ended March 31, 2008 was consistent with the corresponding period of fiscal 2007. Operating income for the nine months ended March 31, 2008 decreased $6 million, or 4%, as compared to the corresponding period of fiscal 2007, primarily due to the revenue decreases noted above.

Other (9% and 7% of the Company’s consolidated revenues in the first nine months of fiscal 2008 and 2007, respectively)

For the three and nine months ended March 31, 2008, revenues at the Other operating segment increased $105 million, or 17%, and $643 million, or 42%, respectively, as compared to the corresponding periods of fiscal 2007, primarily due to incremental revenues received from the search technology and services agreement with Google and increased advertising revenues from FIM’s Internet sites. The revenue increases were also driven by incremental revenues from Jamba which was acquired in January 2007, as well as higher revenues from NDS.

Operating results for the three and nine months ended March 31, 2008 increased $97 million and $149 million, respectively, as compared to the corresponding periods of fiscal 2007. The revenue increases at FIM were partially offset by higher costs due to the domestic and international expansion of the business and costs associated with the launch of new business ventures. Also contributing to the Operating income increases was the absences of losses for the ICC Cricket World Cup included in the corresponding period of the fiscal 2007, as well as higher contributions from NDS. The improved operating results were partially offset by start up losses in conjunction with the Company’s Eastern European broadcasting initiatives.

Liquidity and Capital Resources

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds; however, the Company has access to the worldwide capital markets, a $2.25 billion revolving credit facility and various film co-production alternatives to supplement its cash flows. Also, as of March 31, 2008, the Company had consolidated cash and cash equivalents of approximately $3.2 billion. The Company believes that cash flows from operations will be adequate for the Company to conduct its operations. The Company’s internally generated funds are highly dependent upon the state of the advertising market and public acceptance of film and television products. Any significant decline in the advertising market or the performance of the Company’s films could adversely impact its cash flows from operations which could require the Company to seek other sources of funds including proceeds from the sale of certain assets or other alternative sources.

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

Sources and uses of cash

Net cash provided by operating activities for the nine months ended March 31, 2008 and 2007 was as follows (in millions):

For the nine months ended March 31,	2008	2007
Net cash provided by operating activities	$2,630	$2,528

The increase in net cash provided by operating activities reflects higher cash collections primarily from the Television, Cable Network Programming and Newspaper and Information Services segments during the nine months ended March 31, 2008 as compared to the corresponding period of fiscal 2007. The increase in the Television segment was due to higher receipts from the telecast of the Super Bowl, which was not telecast on FOX in fiscal 2007, and lower payments for programming. The increase at the Cable Network Programming segment reflects higher affiliate receipts, and the increase at the Newspaper and Information Services segment reflects higher receipts at the Company’s Australian newspapers. These increases were partially offset by higher tax payments, higher film production spending and additional payments made under the United Kingdom redundancy program.

Net cash used in investing activities for the nine months ended March 31, 2008 and 2007 was as follows (in millions):

For the nine months ended March 31,	2008	2007
Net cash used in investing activities	$(6,855)	$(1,519)

Net cash used in investing activities during the nine months ended March 31, 2008 was higher than the corresponding period of fiscal 2007 primarily due to the Company’s acquisitions of Dow Jones in December 2007 and Photobucket in July 2007.

The Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

Net cash (used in) provided by financing activities for the nine months ended March 31, 2008 and 2007 was as follows (in millions):

For the nine months ended March 31,	2008	2007
Net cash (used in) provided by financing activities	$(238)	$372

During the nine months ended March 31, 2008, cash used in financing activities was primarily due to the repayment of borrowings, the repurchase of shares and the payment of dividends. Partially offsetting this use of cash was the net proceeds of $1,237 million from the issuance of $1,250 million 6.65% Senior Notes due 2037 in November 2007. The repayments of borrowings during fiscal 2008 related to the retirement of the Company’s $350 million 6.625% Senior Notes due 2008 and retirement of the $225 million 3.875% notes due 2008 and $131 million in commercial paper which were assumed as part of the Dow Jones acquisition.

Debt Instruments

For the nine months ended March 31,	2008	2007
	(in millions)
Borrowings
Bank loans	$7	$173
Notes due March 2037	—	1,000
Notes due November 2037	1,237	—
All other	11	8

Total borrowings	$1,255	$1,181

Repayments of borrowings
Notes due January 2008	$(350)	$—
Notes due February 2008 (1)	(225)	—
Bank loans	—	(154)
All other	(138)	(36)

Total repayments of borrowings	$(713)	$(190)

(1)	Debt acquired in the acquisition of Dow Jones. See Note 2—Acquisitions, Disposals and Other Transactions to the Unaudited Consolidated Financial Statements of News Corporation.

Other

In January 2008, the Company retired its $350 million 6.625% Senior Notes due 2008.

The Company’s 7.375% Senior Notes due 2008 in the amount of $200 million are due within the next twelve months and are classified as current borrowings as of March 31, 2008.

As part of the Dow Jones acquisition, the Company assumed total debt of $378 million which consisted of $225 million 3.875% notes due 2008, $131 million in commercial paper and a $22 million variable interest note. In December 2007, the Company retired all of the commercial paper outstanding and, in February 2008, the Company retired the $225 million 3.875% notes. As of March 31, 2008, only the $22 million variable interest note was outstanding. (See Note 2 to the Unaudited Consolidated Financial Statements of News Corporation for further discussion of the Dow Jones acquisition.)

Stock Repurchase Program

In June 2005, the Company announced that its Board of Directors (the “Board”) approved a stock repurchase program, under which the Company was authorized to acquire up to an aggregate of $3.0 billion in Class A Common Stock and Class B Common Stock. In May 2006, the Company announced that the Board authorized increasing the total amount of the stock repurchase program to $6.0 billion. The remaining authorized amount under the Company’s stock repurchase program at March 31, 2008, excluding commissions, was approximately $2 billion.

Ratings of the Public Debt

The table below summarizes the Company’s credit ratings as of March 31, 2008.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa 2	Stable
S&P	BBB+	Stable

Revolving Credit Agreement

In May 2007, News America Incorporated (“NAI”), a subsidiary of the Company, terminated its existing $1.75 billion Revolving Credit Agreement (the “Prior Credit Agreement”) and entered into a new Credit Agreement (the “New Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein (the “Lenders”), Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent. The New Credit Agreement consists of a $2.25 billion five-year unsecured revolving credit facility with a sublimit of $600 million available for the issuance of letters of credit. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. Dollars or Euros. The significant terms of the New Credit Agreement include, among others, the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. The Company will pay a facility fee of 0.08% regardless of facility usage. The Company will pay interest of a margin over LIBOR for borrowings and a letter of credit fee of 0.27%. The Company is subject to additional fees of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. Under the New Credit Agreement, NAI may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion. The New Credit Agreement is available for the general corporate purposes of NAI, the Company and its subsidiaries. The maturity date is in May 2012, however, NAI may request that the Lenders’ commitments be renewed for up to two additional one year periods. At March 31, 2008, no amounts were outstanding under the New Credit Agreement.

Commitments

In November 2007, the Company entered into a long-term supply contract pursuant to which the Company will purchase paper for its newspaper printing facilities in the United Kingdom from a third party. The contract requires the Company to purchase a minimum of $590 million of paper from this third party through fiscal 2015.

As a result of the Dow Jones acquisition in December 2007, as of March 31, 2008, the Company had commitments under certain contractual arrangements to make future payments of $690 million, including $22 million of indebtedness.

The local sports broadcasting rights commitments increased approximately $1.2 billion during the nine months ended March 31, 2008. The Company’s rights increased primarily due to the launch of a new sports channel. This increase was partially offset by the transfer of the commitments of the Three RSNs to Liberty during the nine months ended March 31, 2008 as a result of the closing of the Share Exchange Agreement. (See Note 2—Acquisitions, Disposals and Other Transactions to the Unaudited Consolidated Financial Statements of News Corporation for further discussion of the Share Exchange Agreement).

Other than as previously disclosed in the notes to the Company’s unaudited consolidated financial statements, the Company’s commitments have not changed significantly from disclosures included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on August 23, 2007.

Guarantees

Other than as previously disclosed in the notes to the Company’s unaudited consolidated financial statements, the Company’s guarantees have not changed significantly from disclosures included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on August 23, 2007.

Contingencies

In addition to the contingencies disclosed in the notes to the Company’s unaudited consolidated financial statements, the Company is party to several other purchase and sale arrangements which become exercisable over the next ten years by the Company or the counter-party to the agreement. In the next twelve months, none of these arrangements that become exercisable are material. Purchase arrangements that are exercisable by the counter-party to the agreement, and that are outside the sole control of the Company are accounted for in accordance with Emerging Issues Task Force Topic No. D-98 “Classification and Measurement of Redeemable Securities.” Accordingly, the fair values of such purchase arrangements are classified in Minority interest liabilities.

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

The Company has exposure to several types of market risk: changes in foreign currency exchange rates, interest rates, and stock prices. The Company neither holds nor issues financial instruments for trading purposes.

The following sections provide quantitative information on the Company’s exposure to foreign currency exchange rate risk, interest rate risk and stock price risk. It makes use of sensitivity analyses that are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.

Foreign Currency Exchange Rates

The Company conducts operations in four principal currencies: the U.S. dollar, the British pound sterling, the Euro, and the Australian dollar. These currencies operate as the functional currency for the Company’s U.S., European (including the United Kingdom), and Australian operations, respectively. Cash is managed centrally within the United States, Europe and Australia with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, drawdowns in the appropriate local currency are available from intercompany borrowings. Since earnings of the Company’s Australian and European (including the United Kingdom) operations are expected to be reinvested in those businesses indefinitely, the Company does not hedge its investment in the net assets of those foreign operations.

At March 31, 2008, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $177 million (including the Company’s non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $17 million at March 31, 2008.

Interest Rates

The Company’s current financing arrangements and facilities include $13.5 billion of outstanding debt with fixed interest and the Credit Agreement, which carries variable interest. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. As of March 31, 2008, substantially all of the Company’s financial instruments with exposure to interest rate risk were denominated in U.S. dollars and had an aggregate fair value of $14.0 billion. The potential change in fair market value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $730 million at March 31, 2008.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity affiliates and had an aggregate fair value of approximately $9.8 billion as of March 31, 2008. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $8.8 billion. Such a hypothetical decrease would result in a before tax decrease in comprehensive income of approximately $60 million, as any changes in fair value of the Company’s equity affiliates are not recognized unless deemed other-than-temporary, as these investments are accounted for under the equity method.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company has recorded the conversion feature embedded in its exchangeable debentures in other liabilities. At March 31, 2008, the fair value of this conversion feature was $158 million and this conversion feature is sensitive to movements in the share price of one of the Company’s publicly traded equity affiliates. A significant variance in the price of the underlying stock could have a material impact on the operating results of the Company. A 10% increase in the price of the underlying shares, holding other factors constant, would increase the fair value of the call option by approximately $63 million.

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

See Note 12—Contingencies to the Unaudited Consolidated Financial Statements of News Corporation, which is incorporated herein by reference.

ITEM 1A. RISK	FACTORS

Prospective investors should consider carefully the risk factors set forth below before making an investment in the Company’s securities.

A Decline in Advertising Expenditures Could Cause the Company’s Revenues and Operating Results to Decline Significantly in any Given Period or in Specific Markets.

The Company derives substantial revenues from the sale of advertising on or in its television stations, broadcast and cable networks, newspapers and inserts, websites and DBS services. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. Demand for the Company’s products is also a factor in determining advertising rates. For example, ratings points for the Company’s television stations, broadcast and cable networks and circulation levels for the Company’s newspapers are factors that are weighed when determining advertising rates, and with respect to the Company’s television stations and broadcast and television networks, when determining the affiliate rates received by the Company. In addition, newer technologies, including new video formats, streaming and downloading capabilities via the Internet, video-on-demand, personal video recorders and other devices and technologies are increasing the number of media and entertainment choices available to audiences. Some of these devices and technologies allow users to view television or motion pictures from a remote location or on a time-delayed basis and provide users the ability to fast-forward, rewind, pause and skip programming. These technological developments are increasing the number of media and entertainment choices available to audiences and may cause changes in consumer behavior that could affect the attractiveness of the Company’s offerings to viewers, advertisers and/or distributors. A decrease in advertising expenditures or reduced demand for the Company’s offerings can lead to a reduction in pricing and advertising spending, which could have an adverse effect on the Company’s businesses.

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

Labor Disputes May Have an Adverse Effect on the Company’s Business.

In a variety of the Company’s businesses, the Company and its partners engage the services of writers, directors, actors and other talent, trade employees and others who are subject to collective bargaining agreements, including employees of the Company’s film and television studio operations and newspapers. If the Company or its partners are unable to renew expiring collective bargaining agreements, certain of which have or are expiring within the next year or so, it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, as well as higher costs in connection with these collective bargaining agreements or a significant labor dispute could have an adverse effect on the Company’s business by causing delays in production or by reducing profit margins.

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

Further, as a result of Mr. K. Rupert Murdoch’s ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns 0.9% of the Company’s Class A Common Stock and 37.2% of its Class B Common Stock, Mr. K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. Mr. K. Rupert Murdoch, however, disclaims any beneficial ownership of those shares. Also, Mr. K. Rupert Murdoch beneficially owns an additional 1.3% of the Company’s Class A Common Stock and 1.3% of its Class B Common Stock. Thus, Mr. K. Rupert Murdoch may be deemed to beneficially own in the aggregate 2.2% of the Company’s Class A Common Stock and 38.6% of the Company’s Class B Common Stock. Further, if the Company completes its previously announced stock repurchase program, the aggregate voting power represented by the shares of the Company’s Class B Common Stock held by Mr. K. Rupert Murdoch and the Murdoch Family Trust would increase to approximately 40.2 % of the Company’s aggregate voting power.

On April 15, 2008, as a result of the closing of the transactions contemplated under the Share Exchange Agreement, dated December 22, 2007, by and between the Company and Liberty Media Corporation, the Board approved the elimination of the Company’s classified board structure beginning at the Company’s annual meeting of stockholders to be held in 2008, subject to stockholder approval at that meeting by the Company’s Class B common stockholders of an amendment to the Company’s Restated Certificate of Incorporation to allow for the annual election of directors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2005, the Company announced a stock repurchase program under which the Company is authorized to acquire from time to time up to an aggregate of $3 billion in Class A Common Stock and Class B Common Stock. In May 2006, the Company announced that the Board increased the total amount of the share repurchase program to $6 billion. The Company did not make any share repurchases under the share repurchase program in the three months ended March 31, 2008. The remaining authorized amount under the share repurchase program, excluding commission, at March 31, 2008, was approximately $2 billion.

In connection with the closing of the Share Exchange Agreement, Liberty exchanged its entire interest in the Company’s common stock (approximately 325 million shares of Class A Common Stock and 188 million shares of Class B Common Stock) for certain assets of the Company during the three months ended March 31, 2008 (See Note 2—Acquisitions, Disposals and Other Transactions.). The acquisition of these shares of common stock from Liberty in connection with the Exchange was not a part of the share repurchase program and does not impact the dollar value of the shares of common stock that may be purchased under the share repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits.

3.1	Certificate of Elimination of Series A Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 3.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on April 15, 2008.)
4.1	Amendment No. 2 to Amended and Restated Rights Agreement, dated as of August 4, 2006, as amended on January 3, 2007, by and between the Company and Computershare Investor Services, LLC, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on April 15, 2008.)
10.1	Summary of Key Terms of the Compensation Arrangement for James R. Murdoch.*
12.1	Ratio of Earnings to Fixed Charges.*
31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*
31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ DAVID F. DEVOE
David F. DeVoe
Senior Executive Vice President and Chief Financial Officer

Date: May 7, 2008