Form 10-K
period 2008-06-30
NEWS CORP
filed 2008-08-13
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of December 28, 2007, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of News Corporation’s Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $43,319,763,463, based upon the closing price of $20.60 per share as quoted on the New York Stock Exchange on that date, and the aggregate market value of News Corporation’s Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $14,442,088,830, based upon the closing price of $21.29 per share as quoted on the New York Stock Exchange on that date.

As of August 8, 2008, 1,810,522,293 shares of Class A Common Stock and 798,520,953 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the News Corporation definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of News Corporation’s fiscal year end.

PART I

ITEM 1.	BUSINESS

Background

News Corporation, a Delaware corporation, is a diversified global media company with operations in eight industry segments, including (i) Filmed Entertainment, (ii) Television, (iii) Cable Network Programming, (iv) Direct Broadcast Satellite Television, (v) Magazines and Inserts, (vi) Newspapers and Information Services, (vii) Book Publishing and (viii) Other. The activities of News Corporation are conducted principally in the United States, the United Kingdom, Continental Europe, Australia, Asia and the Pacific Basin. For financial information regarding News Corporation’s segments and operations in geographic areas see “Item 8. Financial Statements and Supplementary Data.” Unless otherwise indicated, references in this Annual Report on Form 10-K (the “Annual Report”) to “we,” “us,” “our,” “News Corporation” or the “Company” means News Corporation’s predecessor corporation, TNCL (as defined below), and its subsidiaries prior to November 12, 2004 and News Corporation and its subsidiaries from November 12, 2004 forward. Descriptions of transactions contained in this Annual Report that occurred prior to the Reorganization (as defined below) have been adjusted to reflect the consummation of the Reorganization.

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

In December 2007, the Company completed its acquisition of Dow Jones & Company, Inc. (“Dow Jones”) pursuant to the Agreement and Plan of Merger, dated as of July 31, 2007, by and among the Company, Ruby Newco LLC, a wholly-owned subsidiary of the Company (“Ruby Newco”), Dow Jones and Diamond Merger Sub Corporation, as amended (the “Merger Agreement”). Pursuant to the Merger Agreement, each outstanding share of Dow Jones common stock was converted into the right to receive, at the election of the holder, either (x) $60.00 in cash or (y) 2.8681 Class B common units of Ruby Newco. Each Class B common unit of Ruby Newco is convertible into a share of Class A Common Stock.

In February 2008, the Company closed the transactions contemplated by the share exchange agreement (the “Share Exchange Agreement”) with Liberty Media Corporation (“Liberty”), whereby Liberty exchanged its entire interest in the Company’s common stock (approximately 325 million shares of Class A Common Stock and 188 million shares of Class B Common Stock) for 100% of the stock of a wholly-owned subsidiary of the Company whose holdings consisted of the Company’s approximate 41% interest (approximately 470 million shares) in The DIRECTV Group, Inc. (“DIRECTV”) constituting the Company’s entire interest in DIRECTV, three of the Company’s Regional Sports Networks (FSN Northwest, FSN Pittsburgh and FSN Rocky Mountain) and approximately $625 million in cash.

In May 2008, Macrovision Corporation completed the acquisition of Gemstar-TV Guide International, Inc. (“Gemstar-TV Guide”). In connection with this transaction, the Company disposed of its entire interest (approximately 41%) in Gemstar-TV Guide’s common stock in exchange for a cash payment of approximately $637 million and approximately 19 million shares of the common stock of Macrovision Solutions Corporation (“Macrovision Solutions”). The Company has sold all of its shares of common stock of Macrovision Solutions.

The Company’s subsidiary, NDS Group plc (“NDS”) and British Sky Broadcasting Group plc (“BSkyB”), which the Company owns an equity interest in, are subject to the information requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, in accordance with the Exchange Act, file reports and other information with the Securities and Exchange Commission (“SEC”).

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30 in each year. At June 30, 2008, the Company had approximately 64,000 full-time and part-time employees. The Company’s principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036 and its telephone number is (212) 852-7000. The Company’s website is www.newscorp.com. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, through the Company’s website as soon as reasonably practicable after the material is electronically filed with or furnished to the SEC.

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

BUSINESS OVERVIEW

The Company is a diversified global media company, which manages and reports its businesses in the eight segments described below.

Filmed Entertainment

The Company engages in the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide.

Feature Film Production and Distribution

One of the world’s largest producers and distributors of motion pictures, Fox Filmed Entertainment (“FFE”), produces, acquires and distributes motion pictures throughout the world under a variety of arrangements. During fiscal 2008, 2007 and 2006, FFE placed 25, 34 and 31 motion pictures, respectively, in general release in the United States. Those motion pictures were produced and/or distributed by the following units of FFE: Twentieth Century Fox and Fox 2000, which produce and acquire motion pictures for mainstream audiences; Fox Searchlight Pictures, which produces and acquires specialized motion pictures; Fox Atomic, which produces and acquires motion pictures targeting the 17-24 year old demographic audience; and Twentieth Century Fox Animation, which produces feature length animated motion pictures. Motion pictures produced and/or distributed by FFE in the United States and international territories since the beginning of fiscal 2006 include Fantastic Four, Walk the Line, Ice Age: The Meltdown, X-Men: The Last Stand, The Devil Wears Prada, Borat: Cultural Learnings of America for Make Benefit Glorious Nation of Kazakhstan, Night at the Museum, Fantastic Four: Rise of the Silver Surfer, Live Free or Die Hard, Little Miss Sunshine, The Last King of Scotland, Eragon, 28 Weeks Later, Alvin and the Chipmunks, The Simpsons Movie, Dr. Seuss’ Horton Hears a Who!, Jumper, What Happens in Vegas, 27 Dresses, Juno, The Savages, The Happening and Alien vs. Predator: Requiem. FFE has already released or currently plans to release approximately 28 motion pictures in the United States in fiscal 2009, including X-Files: I Want to Believe, Australia, The Day the Earth Stood Still, Marley and Me, X-Men Origins: Wolverine, Night at the Museum 2, The Secret Life of Bees, Notorious, Gentlemen Broncos, The Rocker, Max Payne, They Came from Upstairs, Bride Wars and Dragonball.

Pursuant to an agreement with Monarchy Enterprises Holdings B.V. (“MEH”), the parent company of New Regency in which the Company has a 20% interest, and certain of MEH’s subsidiaries, FFE distributes certain New Regency films and all films co-financed by FFE and New Regency in all media worldwide, excluding most international territories with respect to television rights. Among its fiscal 2009 releases, FFE currently expects to distribute five films either fully financed by New Regency or co-financed by FFE and New Regency.

Motion picture companies, such as FFE, typically seek to generate revenues from various distribution channels. FFE derives its worldwide motion picture revenues primarily from four basic sources (set forth in general chronology of exploitation): (i) distribution of motion pictures for theatrical exhibition in the United States and Canada and markets outside of the United States and Canada (“international” markets); (ii) distribution of motion pictures in various home media formats; (iii) distribution of motion pictures for exhibition on pay-per-view, video-on-demand and premium pay television programming services; and (iv) distribution of motion pictures for exhibition on free television networks, other broadcast program services, independent television stations and basic cable programming services, including certain services which are affiliates of the Company. The Company does not always have rights in all media of exhibition to all motion pictures that it releases, and does not necessarily distribute a given motion picture in all of the foregoing media in all markets.

The Company believes that the pre-release marketing of a feature film is an integral part of its motion picture distribution strategy and generally begins marketing efforts three to six months in advance of a film’s release date in any given territory. The Company markets and distributes its films worldwide principally through its own distribution and marketing companies.

Through Twentieth Century Fox Home Entertainment, Inc., the Company distributes motion pictures and other programming produced by units of FFE, its affiliates and other producers in the United States, Canada and international markets in all home media formats, including the sale and rental of DVDs. In fiscal 2008, the domestic home entertainment division released or re-released approximately 881 produced and acquired titles, including 30 new FFE film releases, approximately 624 catalog titles and approximately 227 television and non-theatrical titles. In international markets, the Company distributed, produced and acquired titles both directly and through foreign distribution channels, with over 786 releases in fiscal 2008, including approximately 33 new FFE film releases, over 608 catalog titles and approximately 145 television and non-theatrical releases. In fiscal 2008, the Company continued its worldwide home video distribution arrangement with Metro-Goldwyn-Mayer (“MGM”), releasing approximately 1,473 and 713 MGM home entertainment theatrical, catalog and television programs domestically and internationally, respectively. During fiscal 2008, the Blu-ray high-definition (“HD”) disc format (“Blu-ray”) was established as the market’s sole HD disc format, and the Company increased the number of Blu-ray titles it released. During fiscal 2008, the domestic home entertainment division released 40 Blu-ray titles, including 15 new FFE film releases and 25 catalog titles. In international markets, the Company released 67 Blu-ray titles, including 16 new FFE film releases and 51 catalog titles. The Company also distributed six Blu-ray titles (three new releases and three catalog titles) from MGM domestically and 16 titles (one new release and 15 catalog titles) internationally.

Units of FFE license motion pictures and other programs in the United States, Canada and international markets to various third party and certain affiliated subscription pay television, pay-per-view, video-on-demand and electronic sell-through services. The license agreements reflecting the subscription pay television arrangements generally provide for a specified number of exhibitions of the program during a fixed term in exchange for a license fee that is based on a variety of factors, including the box office performance of each program and the number of subscribers to the service or system. Among third party license agreements that units of FFE have in place in the United States for television exhibition of their motion pictures are exclusive subscription pay television license agreements with Home Box Office (“HBO”), providing for the licensing of films initially released for theatrical exhibition through 2015, as well as arrangements with Starz Encore Group. The license agreements reflecting the pay-per-view and video-on-demand services arrangements generally provide for a license fee based on a percentage of the licensee’s gross receipts from the exhibition of the program, and in some cases, a guaranteed minimum fee. In addition, these agreements generally provide for a minimum number of scheduled pay-per-view exhibitions and a minimum video-on-demand exhibition period during a fixed term. Units of FFE also license motion pictures in the United States to direct broadcast satellite (“DBS”) pay-per-view services operated by DIRECTV and EchoStar Communications Corporation, as well as to pay-per-view and video-on-demand services operated by iN Demand L.L.C. In addition, units of FFE license motion pictures and other programs to third parties, including Apple and Amazon, for electronic sell-through over the Internet, enabling consumers in the United States to acquire the right to permanently retain such programs. In international markets, units of FFE license motion pictures and other programming to leading third party pay television, pay-per-view, video-on-demand and electronic sell-through services, as well as to pay television and video-on-demand services operated by various affiliated entities.

Competition. Motion picture production and distribution are highly competitive businesses. The Company competes with other film studios, independent production companies and others for the acquisition of artistic properties, the services of creative and technical personnel, exhibition outlets and the public’s interest in its products. The number of motion pictures released by the Company’s competitors, particularly the other major film studios, in any given period may create an oversupply of product in the market, which may reduce the Company’s shares of gross box office admissions and may make it more difficult for the Company’s motion pictures to succeed. The commercial success of the motion pictures produced and/or distributed by the Company is affected substantially by the public’s unpredictable response to them. The competitive risks affecting the Company’s home entertainment business include the number of home entertainment titles released by the Company’s competitors that may create an oversupply of product in the market, competition among home media formats, such as DVDs, and other methods of distribution, such as video-on-demand services.

The Company faces ongoing risks associated with controlling unauthorized copying and distribution of the Company’s programs. For a further discussion of issues relating to unauthorized copying and distribution of the Company’s programs, see “—Intellectual Property.”

Television Programming, Production and Distribution

Twentieth Century Fox Television (“TCFTV”). During fiscal 2008, TCFTV produced television programs for the FOX Broadcasting Company (“FOX”), ABC Television Network (“ABC”), CBS Broadcasting, Inc. (“CBS”), NBC Television Network (“NBC”), The CW Television Network (“The CW”), E! Entertainment Television, Inc. (“E!”) and Fox News Channel (“Fox News”). TCFTV currently produces, or has orders to produce, episodes of the following television series: 24, American Dad, Bones, The Cleveland Show, Dollhouse, Do Not Disturb, Family Guy, King of the Hill, Prison Break, The Simpsons and Sit Down, Shut Up for FOX; Boston Legal and Life on Mars

for ABC; The Ex List, How I Met Your Mother, Game Show in My Head and The Unit for CBS; My Name Is Earl for NBC; and Sons of Anarchy for FX. Generally, a network will license a specified number of episodes for exhibition on the network during the license period. All other distribution rights, including international and off-network syndication rights, are typically retained by TCFTV, utilized by other units of the Company or sold to third parties.

Television programs generally are produced under contracts that provide for license fees that may cover only a portion of the anticipated production costs. As these costs have increased in recent years, the resulting deficit between production costs and license fees for domestic first-run programming has also increased. Therefore, additional licensing is often critical to the financial success of a series. Successful U.S. network television series are, for example, (i) licensed for first-run exhibition in Canadian and international markets, (ii) released in DVD box sets, (iii) licensed for off-network exhibition in the United States (including in syndication or to cable programmers), (iv) licensed for further television exhibition in international markets and (v) made available for electronic sell-through and streaming, including individual episodes and full series. Generally, a series must be broadcast for at least three to four television seasons for there to be a sufficient number of episodes to offer the series in syndication in the United States or to cable and DBS programmers in the United States. The decision of a television network to continue a series through an entire television season or to renew a series for another television season depends largely on the series’ audience ratings.

Twentieth Television. Twentieth Television licenses both television programming and feature films for domestic syndication to television stations and basic cable services in the United States. Twentieth Television distributes a program portfolio that includes the Company’s library of television and film assets, and first-run programming produced by its production companies for sales to the local stations, including the stations owned and operated by the Company, as well as to basic cable networks. First-run programs distributed by Twentieth Television include the court shows Divorce Court, Judge Alex and Cristina’s Court, and the daytime talk show, The Morning Show with Mike and Juliet.

Twentieth Television derives revenue from off-network, theatrical and first-run program sales in the form of cash license fees paid by both broadcast and cable licensees, and from the sales of national advertising units retained by Twentieth Television in its programs. Twentieth Television licenses such shows as My Name Is Earl, Family Guy, American Dad, King of the Hill, M*A*S*H, Boston Legal, Bones, Malcolm in the Middle and The Simpsons to cable and broadcast networks. Twentieth Television also manages and distributes the long running series, COPS and America’s Most Wanted, and oversees the advertising sales of third party distributors.

Fox Television Studios (“FtvS”). FtvS is a program supplier to the major U.S. and international broadcast and cable networks. For the U.S. market, FtvS is currently producing Burn Notice for USA Network, Saving Grace for TNT, The Shield and The Riches for FX, the late-night Talkshow with Spike Feresten for FOX and The Girls Next Door for E!. FtvS is also producing, in conjunction with Fox International Channels (“FIC”), the series Mental, which FIC will broadcast in certain international territories beginning in fiscal 2009.

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

Motion Picture and Television Libraries

The Company’s motion picture and television library (the “Fox Library”) consists of varying rights to several thousand previously released motion pictures and many well-known television programs. The motion pictures in the Fox Library include many successful and well-known titles, such as The Sound of Music, Mrs. Doubtfire, Planet of the Apes, Dr. Dolittle, the X-Men trilogy, The Day After Tomorrow, the Ice Age series, Sideways, Walk the Line, The Devil Wears Prada, Little Miss Sunshine, Borat: Cultural Learnings of America for Make Benefit Glorious Nation of Kazakhstan, Night at the Museum, Alvin and the Chipmunks, Fantastic Four: Rise of the Silver Surfer, Live Free or Die Hard, Juno, Dr. Seuss’ Horton Hears a Who!, and six of the top 25 domestic box office grossing films of all time, which are Titanic (together with Paramount Pictures Corporation), Star Wars, Star Wars Episode I: The Phantom Menace, Star Wars Episode II: Attack of the Clones, Star Wars Episode III: Revenge of the Sith and Return of the Jedi.

The Fox Library contains varying rights to many television series and made-for-television motion pictures. The television programming in the Fox Library consists of such classic series as The Mary Tyler Moore Show, M*A*S*H, Hill Street Blues, Doogie Howser, M.D., L.A. Law, The Wonder Years, The Practice, Ally McBeal, Angel, Dharma & Greg, In Living Color, The X-Files, Buffy the Vampire Slayer and NYPD Blue, as well as such current hits as The Simpsons, King of the Hill, 24, Family Guy, Futurama, My Name Is Earl, How I Met Your Mother, Boston Legal, Prison Break, Bones, American Dad and The Unit.

Television

The Company is engaged in the operation of broadcast television stations, the broadcasting of network programming in the United States and the development, production and broadcasting of television programming in Asia.

Fox Television Stations

As of June 30, 2008, Fox Television Stations, Inc. (“Fox Television Stations”) owned and operated 35 full power stations, including stations located in nine of the top ten largest designated market areas (“DMAs”). Fox Television Stations owns and operates two stations in nine DMAs, including New York, Los Angeles and Chicago, the first, second and third largest DMAs, respectively.

Of the 35 full power stations, 25 stations are affiliates of FOX (“FOX Affiliates”). For a description of the programming offered to FOX Affiliates, see “—FOX Broadcasting Company.” In addition, Fox Television Stations owns and operates ten stations affiliated with MyNetworkTV, Inc. (“MyNetworkTV”).

In July 2008, Fox Television Stations completed the sale of eight of the Company’s 25 owned and operated FOX Affiliate television stations to an indirect, wholly owned subsidiary of Oak Hill Capital Partners III, L.P. for approximately $1.1 billion in cash (the “Stations Sale”). The television stations included in the Stations Sale were: WJW in Cleveland, Ohio; KDVR in Denver, Colorado; KTVI in St. Louis, Missouri; WDAF in Kansas City, Missouri; WITI in Milwaukee, Wisconsin; KSTU in Salt Lake City, Utah; WBRC in Birmingham, Alabama; and WGHP in Greensboro, North Carolina.

The following table lists certain information about each of the television stations owned and operated by Fox Television Stations as of June 30, 2008, excluding the stations sold in connection with the Stations Sale. Unless otherwise noted, all stations are FOX Affiliates.

	DMA/Rank	Station		Channel	Type	Percentage of U.S. Television Households Reached (1)
New York, NY	1	WNYW		5	VHF	6.6%
		WWOR	(2)	9	VHF
Los Angeles, CA	2	KTTV		11	VHF	5.0%
		KCOP	(2)	13	VHF
Chicago, IL	3	WFLD		32	UHF	3.1%
		WPWR	(2)	50	UHF
Philadelphia, PA	4	WTXF		29	UHF	2.6%
Dallas, TX	5	KDFW		4	VHF	2.2%
		KDFI	(2)	27	UHF
Boston, MA	7	WFXT		25	UHF	2.1%
Atlanta, GA	8	WAGA		5	VHF	2.0%
Washington, DC	9	WTTG		5	VHF	2.0%
		WDCA	(2)	20	UHF
Houston, TX	10	KRIV		26	UHF	1.8%
		KTXH	(2)	20	UHF
Detroit, MI	11	WJBK		2	VHF	1.7%
Phoenix, AZ	12	KSAZ		10	VHF	1.6%
		KUTP	(2)	45	UHF
Tampa, FL	13	WTVT		13	VHF	1.6%
Minneapolis, MN (3)	15	KMSP		9	VHF	1.5%
		WFTC	(2)	29	UHF
Orlando, FL	19	WOFL		35	UHF	1.3%
		WRBW	(2)	65	UHF
Baltimore, MD	24	WUTB	(2)	24	UHF	1.0%
Memphis, TN	47	WHBQ		13	VHF	0.6%
Austin, TX	51	KTBC		7	VHF	0.6%
Gainesville, FL	162	WOGX		51	UHF	0.1%
TOTAL						37.4%

Source: Nielsen Media Research, January 2008

(1)

VHF television stations transmit on Channels 2 through 13 and UHF television stations on Channels 14 through 69. UHF television stations in many cases have a weaker signal and therefore do not achieve the same coverage as VHF television stations. To address this disparity, the Federal Communications Commission (the “FCC”) applies a discount (the “UHF Discount”) which attributes only 50% of the television households in a local television market to the audience reach of a UHF television station for purposes of calculating whether that station’s owner complies with the national station ownership cap imposed by FCC regulations and by statute. In addition, the coverage of two commonly owned stations in the same market is counted only once. The percentages listed are rounded and do not take into account the UHF Discount. For more information regarding the FCC’s national station ownership cap, see “Regulation—Television.”

(2)	MyNetworkTV affiliate.
(3)	The Company also owns and operates KFTC, Channel 26, Bemidji, MN as a satellite station of WFTC, Channel 29, Minneapolis, MN.

FOX Broadcasting Company (“FOX”)

FOX has 216 FOX Affiliates, including 25 stations owned and operated by the Company, which reach approximately 99% of all U.S. television households. In general, each week FOX regularly delivers to its affiliates 15 hours of prime-time programming and 90 minutes of late-night programming on Saturday. FOX’s prime-time programming features such series as The Simpsons, Prison Break, Bones, 24 and House; unscripted series such as American Idol; and various movies and specials. In addition, a significant component of FOX’s programming consists of sports programming, with FOX providing to its affiliates live coverage (including post-season) of the National Football Conference of the National Football League (the “NFL”) and Major League Baseball (“MLB”), as well as live coverage of the premier racing series (the Sprint Cup series) of the National Association of Stock Car Auto Racing (“NASCAR”) and the Bowl Championship Series (“BCS”). FOX also provides a four-hour block of children’s programming on Saturday morning programmed by 4Kids Entertainment (“4Kids”), a children’s entertainment company. FOX’s agreement with 4Kids extends through the 2008-2009 broadcast season.

FOX’s prime-time line-up is intended to appeal primarily to target audiences of 18 to 49-year old adults, the demographic group that advertisers seek to reach most often. During the 2007-2008 traditional September to May broadcast season, FOX ranked first in prime-time programming based on viewership of adults aged 18 to 49 (FOX had a 4.3 rating and an 11 share, CBS and ABC each had a 3.0 rating and an 8 share and NBC had a 2.8 rating and an 8 share). The median age of the FOX viewer is 43 years, as compared to 48 years for NBC, 49 years for ABC and 53 years for CBS.

FOX obtains programming from major television studios and independent television production companies pursuant to license agreements. The terms of those agreements generally provide FOX with the right to broadcast a television series for a minimum of four seasons. FOX licenses its film programming from major film studios and independent film production companies. National sports programming, such as the NFL, MLB and NASCAR programming, is obtained under license agreements with professional sports leagues or organizations. FOX’s current licenses with the NFL, MLB, and NASCAR extend until the 2011 NFL season, the 2013 MLB season and the 2014 NASCAR season. FOX also has the right to broadcast the BCS through 2010.

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

MyNetworkTV

MyNetworkTV is a primetime general entertainment broadcast television network. MyNetworkTV currently has 175 affiliates, including ten stations owned and operated by the Company, which reach approximately 97% of U.S. households.

MyNetworkTV’s 2008 fall schedule will focus on branded nights of programming, including entertainment shows on Monday, reality crime shows on Tuesday, comedy on Wednesdays, movies on Thursdays and Saturdays and WWE Smackdown on Fridays.

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

Each of the stations owned and operated by Fox Television Stations also competes for advertising revenues with other television stations and radio and cable systems in its respective market area and with other advertising media, such as newspapers, magazines, outdoor advertising, direct mail and Internet websites. All of the stations owned and operated by Fox Television Stations are located in highly competitive markets. Additional elements which are material to the competitive position of each of the television stations include management experience, authorized power and assigned frequency of that station. Competition for sales of broadcast advertising time is based primarily on the anticipated and actually delivered size and demographic characteristics of audiences as determined by various rating services, price, the time of day when the advertising is to be broadcast, competition from the other broadcast networks, cable television systems, DBS services and other media and general economic conditions. Competition for audiences is based primarily on the selection of programming, the acceptance of which is dependent on the reaction of the viewing public that is often difficult to predict.

STAR

Star Group Limited (“STAR”) engages in the development, production and broadcasting of television programming to 53 countries throughout Asia. STAR offers 63 channels in ten languages. STAR’s owned and affiliated channels are distributed in the following regions: India; Greater China; Indonesia; the rest of South East Asia; the Middle East and Pakistan; United Kingdom and Europe; and North America, reaching approximately 300 million people in 146 million households.

STAR’s programming is distributed primarily via satellite to local cable and direct-to-home (“DTH”) operators for distribution to their subscribers. STAR is one of the leading providers of television programming in Asia. Of the 63 channels currently offered by STAR, 35 channels are wholly-owned and operated by STAR, including, among others, STAR PLUS, STAR CHINESE CHANNEL, CHANNEL [V], STAR WORLD, STAR MOVIES, STAR CHINESE MOVIES and XING KONG WEI SHI. STAR’s channels are distributed both on a pay television and free-to-air basis.

In addition, STAR provides 28 channels that are either owned and operated by third parties or are joint ventures between the Company and other entities, including Phoenix Satellite Television Holdings Limited (“Phoenix”), ESPN STAR Sports and Media Content & Communications Services (India) Private Limited (“MCCS”). STAR has an approximate 18% interest in Phoenix, a company listed on the Growth Enterprise Market of The Stock Exchange of Hong Kong Limited. Phoenix owns and operates Chinese language general entertainment, movie and current affairs channels, all of which are targeted at Chinese audiences around the world and are primarily distributed on a free or an encrypted basis via pay television platforms in Asia and Europe and pay television platforms in the United States. ESPN STAR Sports, a 50/50 joint venture between STAR and ESPN, is the leading sports broadcaster in Asia and operates 17 channels in different languages. MCCS, an approximate 26% STAR owned joint venture with the Anand Bazaar Patrika Group, owns and operates three 24-hour news and current affairs channels.

STAR owns an approximate 26% stake in Balaji Telefilms Limited (“Balaji”), which is one of the largest television content production companies in India, the shares of which are listed on The Stock Exchange, Mumbai and the National Stock Exchange of India. Balaji currently produces certain Hindi-language serials broadcast on STAR PLUS. In India, STAR has expanded into regional language programming.

STAR also holds a 20% stake in Tata Sky Limited (“Tata Sky”), which owns and operates a DTH platform in India. STAR also has an approximate 22% stake in Hathway Cable & Datacom Private Limited, a multi-system cable operator in India that also provides broadband Internet services. In January 2008, STAR formed a 50/50 joint venture with Den Digital Entertainment Networks Private Limited to operate a television channel distribution business in India, Nepal and Bhutan. The joint venture exclusively distributes STAR’s owned and affiliated channels in these territories.

STAR holds a 20% interest in PT Cakrawala Andalas Televisi, an Indonesian free-to-air terrestrial television broadcaster. STAR also has a 49% interest in Channel [V] Thailand. STAR has also licensed the Channel [V] brand in Australia and Korea.

The primary sources of programming on STAR’s owned and affiliated channels include rights to broadcast over many territories in Asia and other parts of the world: (i) original Indian and Chinese television programming produced, commissioned or acquired by STAR, including in HD; (ii) many of Asia’s most popular sporting events, such as International Cricket Council cricket; (iii) Chinese feature films distributed by third parties; (iv) other feature films and general entertainment programs distributed by third parties; (v) an extensive contemporary Chinese film library comprising over 650 titles; and (vi) an extensive Hindi film library comprising over 490 titles and an extensive Hindi television program library comprising over 430 titles. STAR’s other sources of programming include rights to broadcast music videos, as well as music and youth-oriented programming, produced and carried on Channel [V].

Competition. Generally, STAR competes with various channels for a share of subscription, distribution, channel position, ratings and programming.

In India, the pay television broadcasting industry has several participants, and STAR’s Indian entertainment channels compete with both pay and free-to-air channels since they are delivered by common cable. STAR also competes in India to acquire both Hindi film and programming rights and, through its 50% owned sports joint venture, ESPN STAR Sports, for sports broadcast rights, such as cricket rights.

In mainland China, STAR competes primarily in two distinct markets for which it has received government approvals to distribute its services. One is among three-star and above hotels and other approved organizations and institutions that are allowed to receive overseas satellite television channels throughout mainland China. The second is among general households in Guangdong that can view local Chinese channels.

In Taiwan, STAR competes with various local and foreign satellite channels, depending on programming genre.

Cable Network Programming

The Company produces and licenses news, business news, sports, general entertainment and movie programming for distribution to distributors in the United States and internationally.

Fox News. Fox News owns and operates the Fox News Channel, a 24-hour all news national cable channel currently available to approximately 93 million U.S. households according to Nielsen Media Research, as well as Fox Business Network which launched to 30 million subscribers in October 2007.

Fox News also produces a weekend political commentary show, Fox News Sunday, for broadcast on local FOX television stations throughout the United States, and the nationally syndicated morning television program, The Morning Show with Mike and Juliet. Fox News, through its Fox News Edge service, licenses news feeds to FOX Affiliates and other subscribers to use as part of local news broadcasts throughout the United States and abroad. Fox News also produces and runs the websites, FOXNews.com and FOXBusiness.com, and owns and produces the national Fox News Radio Network which licenses news updates, long form programs, and the Fox News Talk Channel, to local radio stations and to satellite radio providers.

FSN. Fox Sports Net, Inc. (“FSN, Inc.”) is the largest regional sports network (“RSN”) programmer in the United States, focusing on live professional and major collegiate home team sports events. FSN, Inc.’s sports programming business currently consists primarily of ownership interests in 12 RSNs, including numerous sub-regional feeds (the “FSN RSNs”) and National Sports Programming, which operates FSN (“FSN”), a national sports programming service. FSN, Inc. also is affiliated with, through FSN, an additional nine RSNs that are not owned by FSN, Inc. (the “FSN Affiliated RSNs”). FSN provides the FSN RSNs and the FSN Affiliated RSNs with national sports programming, featuring original and licensed sports-related programming and live and replay sporting events. The FSN RSNs and the FSN Affiliated RSNs reach approximately 89 million U.S. households according to Nielsen Media Research and have rights to telecast live games of 68 of 82 U.S. professional sports teams in MLB, the National Basketball Association (“NBA”) and the National Hockey League (“NHL”); numerous collegiate conferences; and college and high school sports teams.

FX. Currently reaching approximately 93 million U.S. households according to Nielsen Media Research, FX is a general entertainment network that telecasts a growing roster of original series and films, as well as acquired television series and motion pictures. FX’s lineup for the 2008-2009 season includes the following critically acclaimed and popular original programming: the Emmy® and Golden Globe® award-winning drama series, The Shield and Nip/Tuck; the Morgan Spurlock documentary series Thirty Days; and the critically acclaimed Rescue Me. Also included in the 2008-2009 season line-up is the fourth season of the comedy series It’s Always Sunny in Philadelphia, the second season of the Emmy® and Golden Globe® nominated drama series, Damages, and the freshman series, Sons of Anarchy. Current and upcoming syndicated series include King of the Hill, That 70’s Show, Spin City, Two and a Half Men, Malcolm in the Middle and The Bernie Mac Show. During the 2008-2009 season, FX will also showcase the television premieres of theatrical motion pictures, including Superman Returns, The Devil Wears Prada, The Departed and Live Free or Die Hard. The Company also produces and distributes FX HD, a 24-hour national programming service produced and distributed in HD, which launched in October 2007.

SPEED. Currently reaching approximately 72 million households in the United States according to Nielsen Media Research, SPEED brings viewers into the world of auto and motorcycle racing, showcasing NASCAR races, events and original programming, as well as other top racing series, such as Formula One, Grand American Road Racing, American LeMans, American Motorcycle Association, World Superbike and MotoGP racing and events. SPEED’s popular original series PINKS and PINKS All Out are reality-based racing shows that pit amateur racers against each other in a unique drag racing format. SPEED also is distributed to subscribers in Mexico, Canada and Latin America. The Company also produces and distributes SPEED HD, a 24-hour national programming service produced and distributed in a high definition format, which launched in February 2008.

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

Fox Soccer Channel. Fox Soccer Channel is an English-language programming service offering comprehensive coverage of world-class soccer in the United States.

Fox Pan American Sports. The Company has a 38% equity interest in Fox Pan American Sports LLC (“FPAS”), with Hicks, Muse, Tate & Furst Incorporated owning the remainder. FPAS owns and operates Spanish-language sports businesses, including the Fox Sports Latin America network (a Spanish-language sports network distributed to subscribers in certain Caribbean and Central and South American nations outside of Brazil) and Fox Sports en Español (the first Spanish-language sports programming service to be distributed in the United States).

Fox Reality Channel. Fox Reality Channel is a 24-hour national programming service that airs off-network and syndicated unscripted programming made popular on major U.S. and international networks. Fox Reality Channel’s lineup for the 2008-2009 season includes the following original programming: the weekly series Reality Binge which launched in July 2008; Long Way Down to launch in August 2008; the third annual Fox Reality Channel Really Awards and Gimme My Reality Show to launch in October 2008; My Bare Lady 2: Open for Business to launch in November 2008; and the third season of Solitary (Solitary 3.0) to launch in January 2009. Fox Reality Channel’s 2008-2009 lineup also includes original programming for its website, including Reality Binge webisodes.

Big Ten Network. The Company owns an approximate 49% interest in the Big Ten Network, a 24-hour national programming service dedicated to the Big Ten Conference and Big Ten athletics, academics and related programming. The Big Ten Network launched in August 2007 along with Big Ten Network HD, a 24-hour national programming service produced and distributed in HD.

Fox International Channels (“FIC”). FIC owns and operates channels in various countries in Europe, Latin America, the Caribbean and Asia, including: the Fox Channel, Fox Life, FX, SPEED and Utilisma in Latin America; FOX, Fox Crime, Fox Life, FX, CULT, NEXT and The History Channel in Italy; FOX in Germany, FX in the United Kingdom; FOX and Fox Life in Japan; FOX, Fox Crime, Fox Life, Next and FX in Portugal; the Voyage Channel and Fox Life in France; FOX in Spain and Korea; The History Channel in India; and Fox Life and Fox Crime in several countries in Eastern Europe; Fox Life in Poland; Fox Life, FX, FX VOD, FOX Sports and FOX Sports HD in Turkey. FIC also manages the Universal channel in Latin America.

The FOX, FX and Fox Life branded channels have first-run and library series programming and theatrical movies acquired primarily from major film studios, as well as original productions. CULT is a factual entertainment channel featuring arts and cultural programming. The History Channel provides factual series and specials acquired primarily from A&E Television Networks. The Voyage Channel is focused on travel related programming. Fox Crime is focused on crime related programming and NEXT is a HD documentary channel.

FIC owns a 32.5% equity interest in LAPTV, a partnership which distributes three premium pay television channels (Movie City East and West, Cinecanal East and West and its multiplex channel Cinecanal 2) and one basic television channel (The Film Zone East and West) in Latin America (excluding Brazil). Such channels primarily feature theatrical motion pictures of Twentieth Century Fox and three other studio partners in the English language with Spanish subtitles. FIC has voting control over an additional 22.5% interest in LAPTV.

FIC also owns a 51% equity interest in Real Estate TV Limited, a company which owns and distributes both a television channel and a video-based website showcase to U.K.-based buyers of international properties in development, as well as a majority equity interest Elite Sports Limited, a company which owns and distributes BabyTV, a 24-hour channel dedicated to infants and toddlers under three years old to 65 countries outside of the United States.

National Geographic. The Company owns a 52.2% interest in NGC Network International LLC and NGC Network Latin America LLC (collectively “NGC International”), with NGT, Inc., a subsidiary of the National Geographic Society (“NGT”), holding a 26.8% interest, and a subsidiary of BSkyB holding the remaining 21% interest. NGC International produces and distributes the National Geographic Channel in various international markets. NGC International also produces and distributes the National Geographic Channel HD, the Nat Geo Adventure channel, the Nat Geo Wild channel and the Nat Geo Music channel in international markets. The National Geographic Channel is currently shown in 34 languages and in approximately 166 countries internationally, including the United States.

The Company holds an approximate 67% interest in NGC-Network United States, LLC, which produces and distributes the National Geographic Channel and the National Geographic Channel HD in the United States, with NGT holding the remaining interest. The National Geographic Channel currently reaches approximately 67.7 million households in the United States according to Nielsen Media Research.

The National Geographic Channels air documentary programming on such topics as natural history, adventure, science, exploration and culture.

Competition.

General. Cable network programming is another highly competitive business. Cable networks compete for distribution and, when distribution is obtained, for viewers and advertisers with free-to-air broadcast television, radio, print media, motion picture theaters, DVDs, Internet, wireless and portable viewing devices and other sources of information and entertainment. Important competitive factors include the prices charged for programming, the quantity, quality and variety of programming offered and the effectiveness of marketing efforts.

Fox News. Fox News Channel’s primary competition comes from the cable networks CNN, MSNBC and CNN Headline News. Fox Business Network’s primary competition comes from the cable networks CNBC and Bloomberg Television. Fox News Channel and Fox Business Network also compete for viewers and advertisers within a broad spectrum of television networks, including other non-news cable networks and free-to-air broadcast television networks.

Sports programming operations. A number of basic and pay television programming services, such as ESPN and CSTV, as well as free-to-air stations and broadcast networks, provide programming that targets the FSN RSNs’ audience. FSN is the leading programming service distributing a full range of sports programming on both a national and regional level. On a national level, FSN’s primary competitor is ESPN and, to a lesser extent, ESPN2. In regional markets, the FSN RSNs compete with other regional sports networks, including those operated by team owners, cable television systems, local broadcast television stations and other sports programming providers and distributors.

In addition, the FSN RSNs and FSN compete, to varying degrees, for sports programming rights. The FSN RSNs compete for local and regional rights with local broadcast television stations, other local and regional sports networks, including sports networks launched by team owners and distribution outlets, such as cable television systems. FSN competes for national rights principally with a number of national cable services that specialize in or carry sports programming, including sports networks launched by the leagues and conferences, and television “superstations” that distribute sports. Independent syndicators also compete by acquiring and reselling such rights nationally, regionally and locally. Distribution outlets, such as cable television systems, sometimes contract directly with the sports teams in their service area for the right to distribute a number of those teams’ games on their systems. In certain markets, the owners of distribution outlets, such as cable television systems, also own one or more of the professional teams in the region, increasing their ability to launch competing networks and also limiting the professional sports rights available for acquisition by FSN RSNs.

FX. FX faces competition from a number of basic cable and pay television programming services, such as USA, TNT, Spike TV, HBO and Showtime, as well as free-to-air broadcast networks that provide programming that targets the same viewing audience as FX. FX also faces competition from these programming services in the acquisition of distribution rights to movie and series programming.

Direct Broadcast Satellite Television

The Company engages in the direct broadcast satellite business through its subsidiary, SKY Italia. The Company also owns equity interests in BSkyB and Premiere, which are engaged in the DBS business (for a description of the businesses of these equity interests, please see discussion under heading “—Equity Interests”).

SKY Italia

SKY Italia currently distributes over 170 channels of basic, premium and pay-per-view programming services via satellite and broadband directly to subscribers in Italy. This programming includes exclusive rights to popular sporting events, newly-released movies and SKY Italia’s original programming, such as SKY News, Italy’s first 24-hour news channel. As of June 30, 2008, SKY Italia had almost 4.6 million subscribers.

Competition. The number of pay television subscribers with services in Italy other than SKY Italia is minimal; however, competition in the Italian pay television market is growing and is expected to continue to increase. SKY Italia’s competition includes companies that offer video, audio, interactive programming, telephony, data and other information and entertainment services, including broadband Internet providers, digital terrestrial transmission (“DTT”) services, wireless companies and companies that are developing new media technologies. In fiscal 2008, the competitive DTT services in Italy expanded to include a pay television service, as well as its existing pay-per-view offerings of soccer games previously available exclusively on the SKY Italia platform. The Company is currently prohibited from providing a DTT service under regulations of the European Commission. Competition is encouraged through the regulatory environment which requires SKY Italia to wholesale its premium programming, to limit the length and exclusivity of certain of its premium programming contracts, as well as to provide third parties with access to the SKY Italia platform.

Magazines and Inserts

The Company engages in marketing operations, primarily the publication of free-standing inserts and the provision of in-store marketing products and services, and magazine publishing.

News America Marketing Group

The Company’s U.S. marketing operations are organized under News America Marketing Group (“NAMG”). NAMG consists primarily of free-standing insert publications and in-store marketing products and services.

NAMG is one of the two largest publishers of free-standing inserts in the United States. Free-standing inserts are multiple-page marketing booklets containing coupons, sweepstakes, rebates and other consumer offers, which are distributed to consumers through insertion primarily into local Sunday newspapers. Advertisers, primarily packaged goods companies, pay NAMG to produce free-standing inserts, and NAMG contracts with and pays newspapers to include the free-standing inserts primarily into the newspapers’ Sunday editions. NAMG produces over 69 million free-standing inserts more than 50 times a year, which are inserted in approximately 1,400 Sunday newspapers throughout the United States. NAMG, through an affiliate, also produces over six million free-standing inserts approximately 15 times annually, which are inserted into over 150 Canadian newspapers in Canada.

NAMG is a leading provider of in-store marketing products and services, primarily to consumer packaged goods manufacturers, with products in more than 36,000 supermarkets, drug stores and mass merchandisers worldwide.

SmartSource® is the brand name that is linked with NAMG’s vast assortment of marketing products, including, among others, free-standing inserts and NAMG’s instant coupon machines. The SmartSource® brand currently reaches approximately 150 million consumers weekly.

The SmartSource iGroup manages NAMG’s portfolio of database marketing and on-line marketing products and services. The database marketing business, branded SmartSource Direct, provides database marketing and technology solutions for both retailers and manufacturers. The SmartSource Savings Network, which includes SmartSource.com, is an Internet-based network of approximately 100 newspaper, retailer and lifestyle sites connected through a common platform that currently delivers printable coupons, samples and other consumer marketing to an audience of approximately 65 million consumers.

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

Australia. News Magazines Pty. Ltd (“News Magazines”) produces both direct sale magazines and inserts for the Company’s Australian newspapers. News Magazines publishes more than 20 direct sale magazines, including: INSIDEout, a home and lifestyle magazine; donna hay, a food and lifestyle magazine; Big League, a custom magazine for the National Rugby League; Vogue Australia; Vogue Living; GQ Australia; Australian Good Taste; delicious.; Notebook:; and Gardening Australia. News Magazines also publishes Sunday Magazine, which is an insert in the Company’s Australian newspapers in Sydney and Melbourne. In addition, News Magazines publishes ALPHA, which is a sport and lifestyle men’s magazine, which only is sold together with one of the Company’s Australian newspapers.

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

Newspapers and Information Services

The Company is engaged in the newspaper and information services business, primarily through its subsidiaries News International, News Limited, Dow Jones and The New York Post.

News International Limited (“News International”)

News International owns the companies which publish The Times, The Sunday Times, The Sun and the News of the World in the United Kingdom and Ireland. Sales of these four newspapers account for approximately one-third of all national newspapers sold in the United Kingdom. Both The Times, a daily published Monday through Saturday, and The Sunday Times are leading quality newspapers. The Sun, published each morning Monday through Saturday, and the News of the World, published on Sunday, are both popular, mass market newspapers. The average paid circulation for each of these four national newspapers during the six months ended June 30, 2008 was approximately: The Times—620,059; The Sunday Times—1,193,450; The Sun —3,120,512; and News of the World—3,207,103. News International also publishes thelondonpaper, a free newspaper distributed by hand in central London each afternoon Monday through Friday.

The printing of all four of News International’s national newspapers (except Saturday and Sunday supplements) takes place principally in its four printing facilities located in England, Scotland and Ireland. In fiscal 2008, the Company completed the updating of the printing facilities of all News International’s newspapers to high speed, full color printing presses.

News International also owns the companies which publish The Times Literary Supplement, a weekly literary review, and love it!, a weekly real-life magazine.

News Limited

News Limited is the largest newspaper publisher in Australia, owning approximately 147 daily, Sunday, weekly, bi-weekly and tri-weekly newspapers, of which three are free commuter titles and 104 are suburban publications (including 17 of which News Limited has a 50% interest). News Limited publishes the only nationally distributed general interest newspaper in Australia, the leading metropolitan newspapers in each of the major Australian cities of Sydney, Melbourne, Brisbane, Adelaide, Perth, Hobart and Darwin and the leading suburban newspapers in the suburbs of Sydney, Melbourne, Adelaide, Brisbane and Perth. News Limited’s daily and Sunday newspapers account for more than 69% of the total circulation of all daily and Sunday newspapers (excluding suburban and regional newspapers) published in Australia.

News Limited’s principal daily newspapers in Australia are: The Australian; The Daily Telegraph, published in Sydney; the Herald Sun, published in Melbourne; The Courier-Mail, published in Brisbane; The Advertiser, published in Adelaide; The Mercury, published in Hobart; and the Northern Territory News, published in Darwin. The Australian, which is Australia’s only general interest national daily newspaper, is printed in six cities and distributed nationwide. News Limited’s other principal daily newspapers in Australia are mass circulation, regional newspapers with broad-based readerships and are published and distributed regionally. The average Monday to Saturday paid circulation of each of these daily newspapers during fiscal 2008 was approximately as follows: The Australian—163,000; The Daily Telegraph—369,000; the Herald Sun—524,000; The Courier-Mail—235,000; The Advertiser—201,000; The Mercury—49,000; and the Northern Territory News—23,000.

News Limited’s principal Sunday newspapers in Australia are: The Sunday Telegraph, published in Sydney; the Sunday Herald Sun, published in Melbourne; The Sunday Mail, published in Brisbane; the Sunday Mail, published in Adelaide; The Sunday Times, published in Perth; the Sunday Tasmanian, published in Hobart; and the Sunday Territorian, published in Darwin. All these newspapers are mass circulation, metropolitan Sunday newspapers with broad-based readerships reflecting the diversity of the populations of the cities in which they are published. The average paid circulation of each of these Sunday newspapers during fiscal 2008 was approximately as follows: The Sunday Telegraph—668,000; the Sunday Herald Sun—623,000; The Sunday Mail (Brisbane)—579,000; the Sunday Mail (Adelaide)—317,000; The Sunday Times—336,000; the Sunday Tasmanian—60,000; and the Sunday Territorian—22,000.

The other newspapers which News Limited owns and publishes in Australia are distributed to a wide range of readers in urban, suburban and rural areas and are principally weekly publications. The majority of such newspapers are free-distribution suburban publications. In the Sydney suburban markets, News Limited owns 24 weekly newspapers; in Melbourne, 33 weekly newspapers; in Brisbane, 19 weekly newspapers; in Adelaide, 11 weekly newspapers; and in Perth, News Limited’s 50% owned suburban group publishes 17 weekly newspapers. The aggregate average weekly circulations of these suburban newspapers for the six months ended March 31, 2008 was approximately 5,209,000 homes.

In addition to these newspapers, News Limited also publishes 15 other publications (13 monthlies and two weeklies) with an average circulation for the six months ended March 31, 2008 of approximately 433,000 homes for the monthly titles and approximately 81,000 for the two weekly titles.

News Limited’s suburban newspapers are leading publications in terms of advertising and circulation in each of their respective markets. News Limited’s other newspapers in Australia are regional newspapers, circulating throughout broader, less densely populated areas.

Except for 41 of its suburban newspapers and four regional newspapers, News Limited’s Australian newspapers are produced and printed in facilities owned by the Company.

Dow Jones.

Dow Jones provides global business and financial news, information and insight through multiple channels of media. Dow Jones’ consumer media business includes The Wall Street Journal, Barron’s and MarketWatch franchises (including print, online, television and radio), and its enterprise media business includes Factiva, newswires, client solutions, indexes and other products and services. Dow Jones’ local media business provides news and information of general interest to local communities throughout the United States.

Consumer Media. Dow Jones’ consumer media business offers business and financial information content to the consumer market around the globe.

The Wall Street Journal. The Wall Street Journal is one of the United States’ largest daily national newspapers. During fiscal 2008, The Wall Street Journal had average print circulation of 1.7 million. The Wall

Street Journal’s three major national editions are printed at 17 owned printing plants located throughout the United States, as well as at additional contract printers. The Wall Street Journal also sells regional advertising in 18 regional editions and pre-printed advertisements in various subsets of the circulation.

Barron’s. Barron’s is a weekly magazine that caters to financial professionals, individual investors and others interested in financial markets. In the fiscal year ended June 30, 2008, Barron’s had an average weekly circulation of approximately 300,000. Barron’s is printed in all of The Wall Street Journal’s printing plants, as well as additional contract printers.

The Wall Street Journal Digital Network. The Wall Street Journal Digital Network consists of WSJ.com, Marketwatch.com, Barron’s.com, and related sites and, as of June 30, 2008, served more than 25 million visitors per month with more than 400 million page views. WSJ.com is the largest paid subscription news website on the Internet, with over one million subscribers as of June 30, 2008. Certain sections of WSJ.com are also available to non-subscribers. MarketWatch.com covers the pulse of the markets for engaged investors, and is a leading provider of business, company and market news, financial information and analytical tools. Barron’s Online is a stand-alone subscription product, which had more than 140,000 subscribers as of June 30, 2008.

International Editions of The Wall Street Journal. The Wall Street Journal Europe, which had an average circulation of 81,000 during fiscal 2008, is headquartered in Brussels, Belgium and printed in Belgium, France, Germany, Ireland, Israel, Italy, Spain, Switzerland, Turkey and the United Kingdom. The Wall Street Journal Asia, which had an average circulation of 80,000 during fiscal 2008, is headquartered in Hong Kong and printed in Hong Kong, Indonesia, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan and Thailand. Dow Jones also publishes The Wall Street Journal Special Editions, which are a collection of The Wall Street Journal’s pages in local languages. As of June 30, 2008, Special Editions were distributed as part of 42 newspapers in 46 countries.

Other channels of distribution and publications. Dow Jones’ consumer media business also includes other channels of content distribution, including: television; radio/audio; online video; consumer electronic licensing; and The Wall Street Journal classroom, campus and Sunday editions. Dow Jones also publishes The Far Eastern Economic Review, a Hong Kong-based monthly periodical. In addition, eFinancialNews Holdings Ltd., based in London, serves the European financial services industry with print, online, training and events businesses.

Enterprise Media. Dow Jones’ enterprise media business offers business and financial information content to businesses and financial professionals around the globe.

Content Technology Solutions. Content Technology Solutions provides real-time news and research tools to global enterprises through Dow Jones Factiva, Dow Jones Newswires and its licensing and consulting businesses.

Dow Jones Factiva is a leading provider of global business content, research products and services to global enterprises mainly in the finance, corporate, professional services and government sectors, with approximately 1.8 million paying subscribers as of June 30, 2008.

Dow Jones Newswires is a premier provider of real-time business news and information for financial professionals around the world. As of June 30, 2008, Dow Jones Newswires had a dedicated staff of approximately 850 journalists, in addition to drawing on the global resources of The Wall Street Journal and the Agence France-Presse.

Through Dow Jones Client Solutions, Dow Jones licenses news, data, investment tools and other online applications to financial services firms, media companies and corporations, and provides the consulting services to integrate this information into their intranets, CRM systems and retail websites.

Dow Jones Indexes licenses the Dow Jones Industrial Averages and other indexes as the basis for trading options, futures, unit trusts, annuities, exchange traded funds, mutual funds, derivatives and specialized structured products. Dow Jones Indexes offers thousands of indexes, including a variety of specialty indexes. Dow Jones Indexes also has a family of hedge fund indexes. Through Dow Jones Reprint Solutions, Dow Jones sells print or electronic reprints of The Wall Street Journal’s and Barron’s stories.

Dow Jones Financial Information Services. Dow Jones Financial Information Services serves the areas of private equity, venture capital, debt/bankruptcy, hedge funds and energy/commodities with newsletters, conferences and databases.

Dow Jones Business & Relationship Intelligence. Dow Jones Business & Relationship Intelligence delivers timely and comprehensive executive and company information to sales and research professionals, plus media organizations, using unique, patented technologies and relationship mapping that harvest information from the Internet and alert users to business opportunities.

Local Media. Dow Jones’ local media business is comprised of its wholly-owned subsidiary Ottaway Newspapers, Inc. (“Ottaway”). Ottaway publishes local media print publications, including eight general interest dailies published in California, Maine, Massachusetts, New Hampshire, New York, Oregon and Pennsylvania. During fiscal 2008, average circulation for these dailies was approximately 268,500, with Sunday circulation of approximately 299,200. Ottaway also publishes 15 weekly newspapers and more than 36 other publications.

Strategic Alliances.

SmartMoney. SmartMoney is a 50/50 joint venture between Dow Jones and Hearst. SmartMoney magazine, published monthly, had circulation of more than 817,000 copies in the fiscal year ended June 30, 2008. SmartMoney also includes SmartMoney.com and SmartMoney Custom Solutions.

Vedomosti. Vedomosti is a joint venture owned equally by Dow Jones, Pearson Plc and Independent Media, that publishes a Russian language business daily. Vedomosti had circulation of approximately 63,000 in the fiscal year ended June 30, 2008, and includes original content and content from The Wall Street Journal and the Financial Times translated into Russian.

STOXX, Ltd. (“STOXX”). STOXX is a joint venture owned equally by Dow Jones, the Deutsche Borse and the Swiss Exchange. STOXX develops, maintains, distributes and markets the Dow Jones STOXX indices.

DJ/IAC Online Ventures, LLC (“DJ/IAC Online Ventures”). DJ/IAC Online Ventures is a 50/50 joint venture with IAC/InterActiveCorp (“IAC”). This joint venture is expected to launch a community-driven, personal finance website in the second half of calendar 2008.

New York Post

The New York Post (the “Post”) is a mass circulation, metropolitan morning newspaper published seven days a week and distributed in New York City, Baltimore, Boston, Florida and California. For the fiscal year ended June 30, 2008, the newspaper had average weekday circulation of approximately 680,000. The Company prints the Post in a printing facility in the Bronx, New York and uses third party printers in its other markets in the United States.

The Company’s Community Newspaper Group also owns several local newspapers and other publications distributed in the New York metropolitan area.

Competition

General. The newspapers published by the Company compete for readership and advertising with local and national newspapers and also compete with television, radio, the Internet and other communications media in their respective locales. Competition for newspaper circulation is based on the news and editorial content of the newspaper, cover price and, from time to time, various promotions. The success of the newspapers published by the Company in competing with other newspapers and media for advertising depends upon advertisers’ judgments as to the most effective use of their advertising budgets. Competition for advertising among newspapers is based upon circulation levels, readership levels, reader demographics, advertising rates and advertiser results. Such judgments are based on factors such as cost, availability of alternative media, circulation and quality of readership demographics.

In recent years, the newspaper industry has experienced difficulty increasing circulation volume and revenues. This is due to, among other factors, increased competition from new media formats and sources and shifting preferences among some consumers to receive all or a portion of their news from sources other than a newspaper. The Company believes that competition from new media formats and sources and shifting consumer preferences will continue to pose challenges within the newspaper industry.

Dow Jones Online Publications. Dow Jones’ online publications compete with other websites that offer continuously updated coverage of business news, as well as licensing of electronic content. Unlike WSJ.com, competitors do not, for the most part, utilize an online paid subscription model, and most remain free sites. Competitors of Dow Jones’ online publications include FT.com, New York Times Digital, TheStreet.com, Bloomberg, Forbes.com, Yahoo!Finance, CNET, CNN Money, MSNMoney/CNBC and Google Finance.

Dow Jones Enterprise Media. Dow Jones’ newswires compete with other global financial newswires, including Thomson Reuters and Bloomberg L.P., as well as many Internet-based providers of financial news and information. Dow Jones’ newswires maintain a stronger market position in North America than internationally. Dow Jones Indexes competes with the indexes distributed by various organizations, including Standard & Poor’s, the Financial Times and Morgan Stanley Capital International. Factiva competes with various business information service providers, including LexisNexis, Thomson Reuters, Hoover’s and OneSource. Factiva also competes with various Internet-based information search services, such as Google, Microsoft and Yahoo!.

Book Publishing

HarperCollins Publishers (“HarperCollins”) is engaged in English language book publishing on a worldwide basis and is one of the world’s largest English language book publishers. HarperCollins’ principal businesses are HarperCollins Publishers LLC (“HarperCollins U.S.”), headquartered in New York, HarperCollins Publishers Limited, headquartered in London, and The Zondervan Corporation LLC, headquartered in Grand Rapids, Michigan. HarperCollins primarily publishes fiction and non-fiction, including religious books, for the general consumer. In the United Kingdom, HarperCollins publishes some titles for the educational market as well.

During fiscal 2008, HarperCollins U.S. had 165 titles on the New York Times bestseller list, with 14 titles hitting number one, including The Dangerous Book for Boys by Conn Iggulden and Hal Iggulden, Deceptively Delicious by Jessica Seinfeld, My Grandfather’s Son by Clarence Thomas, The Reagan Diaries by Ronald Reagan, The Perfect Wife by Victoria Alexander, Next by Michael Crichton, Read All About It! by Laura Bush and Jenna Bush, Warriors: Power of Three #2: Dark River by Erin Hunter, Fancy Nancy by Jane O’Connor, The Night Before Christmas by Clement C. Moore, Ana’s Story by Jenna Bush, Fancy Nancy and the Posh Puppy by Jane O’Connor, Bad Dog, Marley! by John Grogan, and The Wizard by Jack Prelutsky.

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

Other

NDS

The Company owns approximately 72% of the equity and approximately 96% of the voting power of NDS’s American Depositary Shares, which each represent one NDS Series A ordinary share, par value $0.01 per share, and which are quoted on The NASDAQ Stock Market under the symbol “NNDS.”

NDS supplies open end-to-end digital technology and services to digital pay television platform operators and content providers. NDS’s technologies include conditional access and microprocessor security, broadcast and broadband stream management, set-top box and residential gateway middleware, electronic program guides, DVR technologies and interactive infrastructure and applications. NDS provides technologies and services supporting standard definition and HD televisions and a variety of industry, Internet and Internet protocol standards, as well as technology for mobile devices. NDS’s software systems, consultancy and systems integration services are focused on providing platform operators and content providers with technology to help them profit from the secure distribution of digital information and entertainment to consumer devices that incorporate various technologies supplied by NDS. For more information on NDS, please see its reports filed with the SEC.

In June 2008, the Company announced that it and two newly incorporated companies formed by funds advised by Permira Advisers LLP (“the Permira Newcos”) proposed a transaction to an independent committee of the NDS board of directors, which would result in NDS ceasing to be a public company, and the Permira Newcos and the Company owning 51% and 49% of NDS’ outstanding equity, respectively. On August 5, 2008, NDS announced that the independent committee reached an agreement in principle with the Company and the Permira Newcos on a price at which they would acquire all the issued and outstanding NDS Series A ordinary shares, including those represented by American Depositary Shares traded on The NASDAQ Stock Exchange, for per share consideration of $63 in cash. As part of this transaction, approximately 68% of the NDS Series B ordinary shares held by News Corporation would be cancelled in exchange for $63 per share in a mix of approximately $1.5 billion in cash and a $242 million note. The transaction is subject to negotiation and execution of final legal documentation, and is also conditioned upon approval by the holders of NDS’ Series A ordinary shares, court approval, the receipt of certain regulatory approvals and other customary closing conditions. There can be no assurance that the parties will enter into final legal documentation or that any transaction will be consummated.

Fox Interactive Media

Fox Interactive Media, Inc. (“FIM”) operates the majority of the Company’s Internet businesses, including MySpace.com, FoxSports.com, Scout.com, IGN.com, RottenTomatoes.com, AskMen.com, Photobucket.com and other Company web properties. In June 2008, the FIM network of websites had approximately 186 million unique visitors worldwide and approximately 96 million unique visitors in the United States and, as of June 2008, was the largest network of users on the Internet in the United States according to comScore Media Metrix (based on monthly page views). The FIM properties create original entertainment, news and information content and leverage the Company’s current and archived video assets.

FIM derives revenue principally from the sale of Internet advertising and sponsorships, as well as from subscription services and e-commerce, including the digital sale of video games, television programming and other entertainment products. FIM has a search technology and services agreement through 2010 with Google Inc. (“Google”), pursuant to which Google provides search and keyword targeted advertising on an exclusive basis for a majority of FIM’s web properties domestically and internationally.

The Fox Interactive Media Audience Network is the first online advertising network and technology services provider specializing in advanced targeting for FIM’s websites and third-party clients.

MySpace.com is the leading social networking site on the Internet, with approximately 73 million unique users and 41 billion page views in the United States in June 2008 according to comScore Media Metrix. MySpace.com allows users, such as individuals, bands, comedians and filmmakers, to create and customize content-rich Internet profile pages, share user-generated video, participate in user groups and communicate with each other using various technologies, including instant messaging.

In April 2008, MySpace, Sony BMG Music Entertainment, Universal Music Group and Warner Music Group formed MySpace Music, LLC (“MySpace Music”), which will combine the MySpace music community with comprehensive catalogues of music content to offer music streaming, MP3 digital downloads, concert tickets, ringtones and other features. MySpace Music is expected to launch in the United States in the second half of calendar 2008.

MySpace provides localized experiences in 28 territories internationally, offering local content to users in those territories while maintaining global connectivity to MySpace.com. In addition, MySpace launched MySpace Latino (http://latino.myspace.com), a bilingual Latino experience focused on the interests of Hispanics online.

MySpaceTV announced video-focused content partnerships with a variety of content providers, and MySpace also has an international television syndication agreement with ShineReveille Intl. for the distribution of MySpace’s original web-based series formats.

MySpace launched a number of new features, services and initiatives during fiscal 2008, including: the MySpace Developer Platform, which gives software developers around the world the ability to build tools and applications that integrate into MySpace; MySpace Celebrity, a global content channel focused on entertainment culture and related news, blogs and videos; the MySpace Data Availability initiative, providing users the ability to use public portions of their MySpace profiles and information to engage with participating websites of their choice throughout the Internet; and MySpace Karaoke.

FIM’s IGN network of video game, lifestyle and entertainment-related Internet properties represent many of the top web properties in their respective categories across the Internet. IGN’s Games sites (IGN.com, GameSpy, FilePlanet, TeamXbox and others) are the number one gaming information network on the Internet with nearly 14 million unique users in the United States in June 2008 according to comScore Media Metrix. In addition, IGN’s Direct2Drive digital distribution site recently surpassed its one millionth game sold and IGN’s GameSpy Technology group provides technology for online game play in video games. IGN also owns and operates one of the most popular movie review websites on the Internet, RottenTomatoes.com, and one of the leading men’s lifestyle websites, AskMen.com. IGN properties are also expanding internationally.

FOX Sports Interactive, which includes FOXSports.com, FOX Sports Mobile, Scout Media and WhatifSports.com, is a leader in digital sports programming, offering sports fans a comprehensive mix of news, exclusive analysis, fantasy games and one of the Internet’s largest collections of online sports video. FOXSports.com, FOX Sports Interactive’s flagship site, had over 15 million unique users and 381 million page views in the United States during June 2008 according to comScore Media Metrix. FOX Sports Interactive produces more than four hours per day of original video specifically for the Internet, which is distributed on FOXSports.com, within MSN video and on millions of mobile devices in the United States. FOXSports.com’s video content ranges from event-based programming, such as live webcasts from the BCS Championship Game, MLB’s World Series and the NFL Playoffs—to studio shows, which feature both FOX Sports Television talent and the FOXSports.com’s leading editorial voices.

Photobucket.com, Inc., acquired by FIM in July 2007, operates one of the Internet’s most popular sites, linking billions of personal photos, graphics, slideshows and videos daily to hundreds of thousands of websites worldwide. In June 2008, Photobucket had over 24 million unique users and 1.3 billion page views in the United States according to comScore Media Metrix.

Competition. FIM’s business and the Internet generally are highly competitive. FIM properties compete with other Internet sites for advertisers, users and traffic. FIM develops new tools and features to remain competitive in the Web 2.0 world. These new tools and features are key competitive factors in keeping users engaged with FIM properties.

News Outdoor

News Outdoor Group (“News Outdoor”) operates outdoor advertising companies. News Outdoor owns an approximately 73% interest in Media Support Services Limited (“MSS”), the largest outdoor advertising company in Russia. In certain limited circumstances, the minority stockholders of MSS have the right to sell, and News Outdoor has the right to purchase, the minority interests at fair market value. News Outdoor also owns or has interests in outdoor advertising companies in Poland, Romania, the Czech Republic, Ukraine, Bulgaria, Israel and Southeast Asia.

The Company has announced that it intends to explore strategic options for News Outdoor in connection with News Outdoor’s continued development plans. The strategic options include, but are not limited to, exploring the opportunity to expand News Outdoor’s existing shareholder group through new strategic and private equity partners. No agreement has yet been entered into with respect to any transaction.

Other Operations

The Company has a controlling interest in Jamba, a joint venture between the Company and VeriSign, Inc. Jamba (known as Jamster in the United States, Canada, the United Kingdom and other English-speaking territories) is a leading international provider of mobile entertainment, offering mobile products directly via mobile phones, including branded content from content providers around the world. Such content includes music, mobile games, video and original content made exclusively for use on mobile phones. Jamba currently distributes content to mobile operators in over 25 territories around the world.

The Company owns or has interests in the following free-to-air, general entertainment television stations: bTV in Bulgaria; TV Puls in Poland; LNT and TV5 in Latvia; Fox Televizija in Serbia; and FOX TV in Turkey. The Company has also entered into an agreement to acquire an interest in a television stations in Israel (Channel 10), pending regulatory approval. In addition, the Company owns interests in Nashe Radio and Best FM, both Russian radio stations.

News Digital Media is the Company’s Australian online division. In addition to maintaining the Company’s Australian websites, News Digital Media is responsible for online advertising and transactions in Australia. News Digital Media sites include CareerOne.com.au, carsguide.com.au, news.com.au, MOSHTIX.com.au and truelocal.com.au.

The Company has a 58% interest in realestate.com.au Limited, a company listed on the Australian Stock Exchange, which provides online real estate advertising on its 21 websites which it operates in ten countries throughout the world.

Equity Interests

BSkyB

The Company holds an approximate 39% interest in BSkyB. BSkyB’s ordinary shares are listed on the London Stock Exchange and its American Depositary Shares, each representing four BSkyB ordinary shares, are listed on the New York Stock Exchange (“NYSE”), in each case under the symbol “BSY.” BSkyB is the leading pay television broadcast service in the United Kingdom and Ireland, as well as broadband and telephony services. BSkyB acquires programming to broadcast on its own channels and also supplies certain of those channels to cable operators for retransmission by the cable operators to their subscribers in the United Kingdom and Ireland. BSkyB also retails channels (both its own and those of third parties) to DTH subscribers and to certain of its own channels to a limited number of DSL subscribers. For more information on BSkyB, please see its reports filed with the SEC.

FOXTEL

The Company, Telstra Corporation Limited, an Australian telecommunications company, and Consolidated Media Holdings, an Australian media and entertainment company, own and operate FOXTEL, a cable and satellite television service in Australia with 25%, 50% and 25% interests, respectively. At June 30, 2008, FOXTEL had approximately 1.5 million subscribers (including subscribers to Optus, an Australian telecommunications company). At June 30, 2008, 100% of the FOXTEL managed subscriber base was connected to FOXTEL’s digital service, which delivers over 100 channels on cable and satellite.

Other Investments

SkyNZ. The Company owns an approximate 44% interest in Sky Network Television Limited (“SkyNZ”), a land-linked UHF network and digital DBS service in New Zealand.

Hulu. The Company has a 45% equity interest in Hulu, LLC (“Hulu”), which operates a website and an online video distribution network, including video content from Fox, NBC Universal and many other third party content licensors. Hulu’s content library is also distributed by partners such as AOL, MSN, MySpace, Yahoo! and Comcast.

Premiere. The Company owns an approximate 25% equity interest in Premiere AG, the leading German pay television operator.

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

United States.

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

Other International Regulation.

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

United States.

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

The Communications Act permits the operation of television broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of the license would serve the public interest, convenience and necessity. The FCC grants television broadcast station licenses for specific periods of time and, upon application, may renew the licenses for additional terms. Under the Communications Act, television broadcast licenses may be granted for a maximum permitted term of eight years. Generally, the FCC renews broadcast licenses upon finding that: (i) the television station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and (iii) there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse. After considering these factors, the FCC may grant the license renewal application with or without conditions, including renewal for a lesser term than the maximum otherwise permitted, or hold an evidentiary hearing. Fox Television Stations has pending renewal applications for a number of its television station licenses. Seven of the pending applications have been opposed by third parties. On June 13, 2007 and May 15, 2008, Fox Television Stations entered into agreements with the FCC that preclude it from objecting, on the grounds that such action is barred by certain statutes of limitations, to FCC or other governmental action relating to (i) petitions to deny or complaints that have been filed against several owned and operated stations relating to programming that is alleged to violate the prohibition against indecent broadcasts, or (ii) inquiries from the FCC regarding compliance with its sponsorship identification rules.

For information on the television stations owned and operated by the Company, see “—Fox Television Stations” above.

In February 1998, the FCC adopted a final table of digital channel allotments and rules for the implementation of digital television (“DTV”) service (including HD television) in the United States. The digital table of allotments provides each existing full power television station licensee or permittee, including the 27 stations currently owned and operated by Fox Television Stations, with a second broadcast channel in order to facilitate a transition from analog to digital transmission, conditioned upon the surrender of one of the channels at the end of the DTV transition period. By law, all full power television stations must cease transmission of analog signals by February 17, 2009. The law sets aside $1.5 billion in subsidies to help consumers obtain converter boxes that will allow analog television sets to receive digital broadcasts. All of the stations owned and operated by Fox Television Stations have launched digital facilities. Under FCC rules, television stations may use their second channel to broadcast either one stream of “high definition” digital programming or to “multicast” several streams of standard definition digital programming or a mixture of both. Broadcasters may also deliver data over these channels, provided that the supplemental services do not derogate the mandated, free-to-air program service. Fox Television Stations is currently formulating plans for use of its digital channels. It is difficult to assess the impact of cessation of analog broadcasting and how the conversion to digital television will affect Fox Television Stations’ business.

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

Several parties appealed the June 2003 Order. The United States Court of Appeals for the Third Circuit (the “Third Circuit”) stayed the effectiveness of the new rules and, on June 24, 2004, remanded the FCC’s June 2003 Order for additional justification or modification of the revisions the FCC had made to its ownership regulations. On February 4, 2008, the FCC issued an order that concluded its 2006 review of its broadcast ownership regulations and addressed the issues raised by the Third Circuit’s remand (the “February 2008 Order”). The Commission decided there should be no changes to its rules relating to the ownership of multiple television stations in the same market. Those rules (i) permit the ownership of two television stations with overlapping coverage areas if the stations are in separate DMAs; and (ii) permit the ownership of two stations in the same DMA if their Grade B coverage areas do not overlap or if eight independently owned full power television stations will remain in the DMA after the stations that had been independently owned become commonly owned, and one of the merged stations is not among the top four-ranked stations in the market, based on audience share. On the question of common ownership of a broadcast station and a newspaper in the same market, the Commission modified its rules to create a presumption that such combinations are in the public interest in the top 20 DMAs provided (i) only one television station and one newspaper are involved; (ii) at least eight “major media voices” will remain in the DMA after the combination; and (iii) the television station is not among the top four-ranked stations in the market, based on audience share. Any other newspaper/broadcast combination is presumed to be inconsistent with the public interest. The presumption may be overcome if certain criteria enumerated by the FCC are satisfied. The February 2008 Order has been appealed by several parties, including the Company, and the appeal is currently pending in the United States Court of Appeals for the Ninth Circuit. It is not possible to predict the timing or outcome of the Court’s action on this appeal or its effect on the Company.

Fox Television Stations is in compliance with the rules governing ownership of multiple stations in the same market and with the national station ownership cap established by Congress. Fox Television Stations retains an attributable interest in the Post and two television stations in the New York DMA. On October 6, 2006, the FCC reaffirmed the Company’s permanent waiver of the newspaper/broadcast cross-ownership rule, which allows the common ownership of the Post and WNYW(TV), and granted a two-year temporary waiver of the rule to continue to allow the common ownership of the Post and WWOR-TV (the “October 2006 Order”). The WWOR-TV/Post combination is not entitled to a positive presumption under the FCC’s revised newspaper cross-ownership rule because of the Company’s ownership of a second television station in the New York DMA. The Company is seeking a permanent waiver of the prohibition from the FCC on the grounds that it satisfies the criteria to overcome the negative presumption contained in the new rule. Parties opposed to the October 2006 Order filed a petition for reconsideration with the agency and an appeal to the D.C. Circuit Court of Appeals, both of which are pending. It is not possible to predict the timing or outcome of the FCC’s or the Court’s action on these filings or their effect on the Company.

FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”) require each television broadcaster to elect, at three-year intervals, either to (i) require carriage of its signal by cable systems in the station’s market (“must carry”) or (ii) negotiate the terms on which that broadcast station would permit transmission of its signal by the cable systems within its market (“retransmission consent”). Generally, the Company has elected retransmission consent for the stations owned and operated by Fox Television Stations. On November 30, 2007, the FCC resolved issues relating to carriage requirements for digital broadcast television signals on cable systems by concluding that cable operators are required to ensure that all “must carry” television signals remain viewable in homes with only analog equipment.

In addition, the FCC reaffirmed that “must carry” stations that “multicast” several streams of digital programming are entitled to the carriage by cable systems of only a single “primary” programming stream. The digital signals of stations that elect retransmission consent may be carried in any manner consistent with the agreement between the cable system and the broadcaster. The Satellite Home Viewer Improvement Act of 1999 required satellite carriers, as of January 1, 2002, to carry upon request all television stations located in markets in which the satellite carrier retransmits at least one local station pursuant to the copyright license provided in the statute (“Carry One, Carry All”). FCC regulations implementing this statutory provision require affected stations to elect either mandatory carriage at the same three year intervals applicable to cable “must carry” or negotiate carriage terms with the satellite operators. Satellite carriers are expected to seamlessly replace stations’ analog signals with digital signals during the DTV transition period. In March 2008, the FCC decided that its Carry One, Carry All policy also applies to local stations’ HD DTV signals; however, satellite carriers may phase in the carriage of all HD DTV signals in a DMA over a four year period beginning in February 2010.

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

FCC rules prohibit the broadcast by television and radio stations of indecent or profane material between the hours of 6:00 a.m. and 10:00 p.m. Beginning in March 2004, the FCC implemented a new policy regarding this prohibition and generally stepped up its enforcement of indecency violations. Under the new policy, the single use of certain forbidden expletives, or variations of those expletives, were deemed “indecent” and “profane.” The FCC also warned broadcasters that serious multiple violations of the indecency prohibition could lead to license revocation proceedings, and that fines could be imposed for each incident in a single broadcast. Under the new FCC policy, both complaints about indecency and FCC enforcement actions have increased, and several complaints alleging the broadcast of alleged indecent or profane material by Fox Television Stations are pending at the FCC. On March 15, 2006, the FCC notified Fox Television Stations of apparent liability for a $27,500 forfeiture relating to the broadcast of the movie The Pursuit of D.B. Cooper by its owned and operated station KTVI(TV) in St. Louis, Missouri (the “March 15 Order”). Fox Television Stations contested the forfeitures. The statute of limitations for issuance of a final forfeiture order has run without additional action by the FCC.

In the March 15 Order, the FCC also determined that the 2002 and 2003 Billboard Music Awards programs, both live broadcasts on FOX, violated the prohibitions against indecent and profane broadcasts because they contained isolated uses of the forbidden expletives. However, since these broadcasts preceded the FCC’s March 2004 policy, no forfeiture or other penalty was imposed. Nonetheless, in April 2006, Fox Television Stations appealed the March 15 Order to the Second Circuit Court of Appeals (the “Second Circuit”). On June 4, 2007 the Second Circuit granted Fox’s appeal, vacating the FCC’s decision in the Billboard Music Awards cases as well as the FCC’s new policy on “fleeting expletives” in its entirety on the grounds that both were arbitrary and capricious. The Court remanded the case to the FCC for further proceedings consistent with the Court’s opinion. The United States sought review by the U.S. Supreme Court, which was granted. The Supreme Court case is likely to be argued in late calendar 2008. It is not possible to predict the timing or outcome of the Supreme Court’s action on this case or its effect on the Company.

On February 22, 2008, the FCC issued an order imposing forfeitures of $7,000 each on 13 FOX Affiliates, including five stations owned and operated by the Company, on the grounds that an April 7, 2003 episode of the program Married by America violated the prohibition against indecent broadcasts. On April 4, 2008, the United States commenced an action in federal district court in the District of Columbia against the five Company-owned stations to collect the forfeitures imposed by the FCC. The Company moved to dismiss the suit on several grounds, including that the FCC’s forfeiture order is unconstitutional. It is not possible to predict the timing or outcome of this case or its effect on the Company.

On June 15, 2006, the Broadcast Decency Enforcement Act was signed into law. This law raises the maximum amount the FCC can impose for a violation of the prohibition against indecent and profane broadcasts from $32,500 to $325,000 per incident. Some members of Congress have supported extending the indecency rules applicable to free-to-air broadcasters to cable and satellite programming, and/or requiring MVPDs to provide their subscribers with the option of purchasing programming on a channel by channel (or à la carte) basis or to provide them with a family-friendly program tier without obligating the subscriber to purchase any other programming channels or tiers.

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

Asia.

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

Most television services within STAR’s footprint, whether free-to-air or pay television, are also subject to licensing requirements, although these requirements are imposed on the local broadcast operators who collect the subscription fees rather than on program suppliers, such as STAR, which license local broadcast operators to receive their programming. In addition, most countries in STAR’s footprint control the content offered by local broadcast operators through censorship requirements to which program suppliers, such as STAR, are subject. Certain countries also impose obligations to carry government-operated or terrestrial channels or require a minimum percentage of local content. Other countries require local broadcast operators to obtain government approval to retransmit foreign programming.

Most countries within STAR’s footprint, including in STAR’s primary markets (India, Indonesia and Greater China), have a regulatory framework for the satellite and cable television industry.

India. In India, private satellite dish ownership, including DTH, is allowed. Television viewers receive broadcast television signals primarily through terrestrial and cable delivery and in more recent years, DTH delivery.

All cable television operators are required to carry certain government-operated channels. Retransmissions of foreign satellite channels, such as STAR’s channels in India, are permitted, subject to licensing requirements and compliance with local applicable laws, including censorship codes. The Indian government also places certain restrictions on advertising and requires that certain media, whether produced in India or abroad, must be certified by the Central Board of Film Certification prior to exhibition in India. Recently the Indian government also amended its Advertising Code to restrict the telecast of advertisement of certain products, especially those relating to the tobacco & liquor industry.

Limits are imposed by the Indian government on the increase in the year-on-year prices payable by cable operators to broadcasters for certain channels, including certain STAR channels. In addition, maximum retail prices have been mandated for different categories of cities. There is no tariff regulation for DTH; however, broadcasters are required to offer their channels to DTH platforms at 50% of the rates charged to analogue cable operators. Broadcasters such as STAR are required to publish basic distribution terms specifying the bouquet and “à la carte” rates within a price matrix formula to enable the distributors to take channels at their discretion. Broadcasters are also required to provide their channels on non-discriminatory terms to all distributors.

In certain metropolitan areas, viewers are required to buy or rent a set-top-box from cable operators to access pay television channels, which allows viewers to choose the pay television channels they wish to subscribe to on an à la carte basis, rather than on a bundled basis. Further, cable operators are required to provide a pay television channel at a capped retail price, of which the broadcasters’ share is restricted to 45%. Broadcasters and cable operators must execute standard format agreements regarding the provision of television signals in certain metropolitan areas.

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

Additional categories of regulation of actual or potential significance to STAR within its footprint are restrictions on foreign investment in platform, television programming, production or channel businesses, uplink-downlink licensing regulations, content protection under copyright or communications law, limitations on exclusive arrangements for channel distribution and non-discrimination requirements for supply or carriage of programming.

Cable Network Programming

FCC regulations adopted pursuant to the 1992 Cable Act (the “Program Access Rules”) prevent a cable operator that has an attributable interest (including voting or non-voting stock ownership of 5% or more or limited partnership equity interests of 5% or more) in a programming vendor from exercising undue or improper influence over the vendor in its dealings with competitors to cable. The Program Access Rules also prohibit a cable programmer in which a cable operator has an attributable interest from entering into exclusive contracts with any cable operator or from discriminating among competing MVPDs in the price, terms and conditions of sale or delivery of programming. As a result of the closing in February 2008 of the transactions contemplated by the Share Exchange Agreement, cable networks operated by the Company are no longer subject to the Program Access Rules.

Program Access Conditions

In connection with its approval of the transfer of licenses controlled by DIRECTV to the Company, the FCC imposed the following conditions relating to the carriage and availability of its broadcast and cable programming services: (i) extended the requirements of the Program Access Rules to DIRECTV; (ii) extended the non-discrimination requirements of the Program Access Rules to any television station owned and operated or represented by the Company with respect to negotiations or agreements for retransmission consent and required the Company to negotiate in “good faith” over retransmission consent rights for as long as the Program Access Rules are in effect; (iii) required the Company to enter into commercial arbitration if negotiations with an MVPD over retransmission consent for its television stations’ signals and/or carriage of the regional sports networks it owns, controls or manages reach an impasse; and (iv) prohibited the Company from unduly or improperly influencing the decision of any affiliated program rights holder (a program rights holder that holds an attributable interest in the Company or in which the Company holds an attributable interest) to sell programming to an unaffiliated MVPD, or the prices, terms and conditions of such a sale. As a result of the closing in February 2008 of the transactions contemplated by the Share Exchange Agreement, all these conditions were terminated except for the commercial arbitration condition, which by its terms expires on January 14, 2010. The Company has asked the FCC for immediate termination of the arbitration condition on the grounds it is no longer necessary in light of the Company’s divestiture of its interest in DIRECTV. It is not possible to predict the timing or outcome of FCC action on this request.

Internet

The Children’s Online Privacy Protection Act of 1998 (“COPPA”) prohibits websites from collecting personally identifiable information online from children under age 13 without prior parental consent. The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”) regulates the distribution of unsolicited commercial emails, or “spam.” Online services provided by the Company may be subject to COPPA and CAN-SPAM requirements.

The federal government and some state governments have introduced or considered legislation relating to Internet usage generally, including measures relating to privacy and data security, as well as specific legislation aimed at social networking sites, such as MySpace.com. Some foreign governments are raising similar safety, security and privacy concerns. Because most of such activity is in its early stages, it is unclear how any government action would affect the Company’s business conducted on the Internet. The Company monitors pending legislation and regulatory initiatives to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments. The Company is also working closely with other members of the industry to engage in self-regulation to address government concerns wherever possible.

Raw Materials

As a major publisher of newspapers, magazines, free-standing inserts and books, the Company utilizes substantial quantities of various types of paper. In order to obtain the best available prices, substantially all of the Company’s paper purchasing is done on a centralized, volume purchase basis, and draws upon major paper manufacturing countries around the world. The Company believes that under present market conditions, its sources of paper supply used in its publishing activities are adequate.

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

The Company is dependent upon the maintenance of affiliation agreements with third party owned television stations, and there can be no assurance that these affiliation agreements will be renewed in the future on terms acceptable to the Company. The loss of a significant number of these affiliation arrangements could reduce the distribution of FOX and MyNetworkTV and adversely affect the Company’s ability to sell national advertising time. Similarly, the Company’s cable networks maintain affiliation and carriage arrangements that enable them to reach a large percentage of cable and direct broadcast satellite households across the United States. The loss of a significant number of these arrangements or the loss of carriage on basic programming tiers could reduce the distribution of the Company’s cable networks, which may adversely affect those networks’ revenues from subscriber fees and their ability to sell national and local advertising time.

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

On April 15, 2008, as a result of the closing of the transactions contemplated under the Share Exchange Agreement, the Board approved the elimination of the Company’s classified board structure beginning at the Company’s annual meeting of stockholders to be held in 2008, subject to stockholder approval at that meeting by the Company’s Class B common stockholders of an amendment to the Company’s Restated Certificate of Incorporation to allow for the annual election of directors.

Further, as a result of Mr. K. Rupert Murdoch’s ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns 0.5% of the Company’s Class A Common Stock and 37.2% of its Class B Common Stock, Mr. K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. Mr. K. Rupert Murdoch, however, disclaims any beneficial ownership of those shares. Also, Mr. K. Rupert Murdoch beneficially owns an additional 1.1% of the Company’s Class A Common Stock and 1.3% of its Class B Common Stock. Thus, Mr. K. Rupert Murdoch may be deemed to beneficially own in the aggregate 1.7% of the Company’s Class A Common Stock and 38.6% of the Company’s Class B Common Stock. Further, if the Company completes its previously announced stock repurchase program, the aggregate voting power represented by the shares of the Company’s Class B Common Stock held by Mr. K. Rupert Murdoch and the Murdoch Family Trust would increase to approximately 40.3% of the Company’s aggregate voting power.

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

United States

The Company’s principal real properties in the United States are the following:

(a)	The Fox Studios Lot, in Los Angeles, California, owned by the Company, containing sound stages, production facilities, administrative, technical and dressing room structures, screening theaters and machinery, equipment facilities and four restaurants. FEG also leases office space at Fox Plaza, located adjacent to the Fox Studios Lot;

(b)	The leased U.S. headquarters of News Corporation, located in New York, New York. This space includes the editorial offices of the Post, the executive offices of NAMG, the home office for Fox Television Stations and various operations of FEG, including FIM and the offices and broadcast studios of Fox News;

(c)	The leased offices of HarperCollins U.S. in New York, New York,;

(d)	The leased office and warehouse facilities of HarperCollins U.S. in Scranton, Pennsylvania;

(e)	The printing plant of the Post located in Bronx, New York owned by the Company;

(f)	The leased offices of FIM in Beverly Hills and Santa Monica, California; and

(g)	The leased office space of Dow Jones in New York, New York and Jersey City, New Jersey and the Dow Jones printing plant and office space campus owned by the Company in South Brunswick, New Jersey.

Europe

The Company’s principal real properties in Europe are the following:

(a)	The newspaper production and printing facilities for its U.K. newspapers, which consist of:

1.	The leasehold interest in a publishing facility in Wapping, England;

2.	The freehold interest in a publishing and printing facility in Broxbourne, England;

3.	The freehold interest in a printing facility in Knowsley, England;

4.	The leased office space in Dublin, Ireland;

5.	The printing facility in North Lanarkshire, Scotland owned by the Company; and

6.	The leased office space in Glasgow City Centre, Scotland;

(b)	The leased headquarters and editorial offices of HarperCollins Publishers Limited in London, England;

(c)	The leased office space of Dow Jones in London, England;

(d)	The leased warehouse and office facilities of HarperCollins Publishers Limited in Glasgow, Scotland;

(e)	The leased office and theater space of FEG in London, England;

(f)	The leased office space of SKY Italia in Rome, Italy;

(g)	The leased office space of SKY Italia in Milan, Italy;

(h)	The leased SKY Italia call center in Sardinia, Italy; and

(i)	The SKY Italia broadcast operation center owned by the Company in Milan, Italy.

In addition, SKY Italia has entered into an agreement for the construction and subsequent lease to SKY Italia of premises that will contain the new head offices and television production and transmission studios for SKY Italia operations in Milan. Pursuant to the agreement, SKY Italia will occupy approximately the majority of such space in August 2008 and will occupy the remaining space by October 2009. SKY Italia also has an option to increase the total surface area of the portion of the space designated as office space.

Australia and Asia

The Company’s principal real properties in Australia and Asia are the following:

(a)	The Company-owned print center in Sydney, Australia at which The Australian, the Daily Telegraph and The Sunday Telegraph are printed;

(b)	The Company-owned office building space in Sydney, Australia;

(c)	The leased facilities of News Digital Media and News Magazines in Sydney, Australia;

(d)	The Company-owned print center in Melbourne, Australia at which the Herald-Sun and the Sunday Herald-Sun are printed;

(e)	The Company-owned office building in Adelaide, Australia utilized in the publishing of The Advertiser and The Sunday Mail;

(f)	The Company-owned print center in Adelaide, Australia at which The Advertiser and The Sunday Mail are printed;

(g)	The Company-owned office building in Bowen Hills, Brisbane Australia and a Company-owned, print center in Murarrie, Brisbane, Australia at which The Courier Mail and Sunday Mail are published and printed;

(h)	The two Company-owned buildings on land sites in Perth, Australia which are used to publish and print The Sunday Times;

(i)	The leased Fox Studios Australia Lot in Sydney, Australia, containing sound stages, production facilities and administrative, technical, dressing room and personnel support services structures;

(j)	The facilities in Hong Kong and India used by STAR for its television broadcasting and programming operations; and

(k)	The leased office space of Dow Jones in Hong Kong.

ITEM 3.	LEGAL PROCEEDINGS

NDS

Echostar Litigation

On June 6, 2003, Echostar Communications Corporation, Echostar Satellite Corporation, Echostar Technologies Corporation and Nagrastar L.L.C. (collectively, “Echostar”) filed an action against NDS in the United States District Court for the Central District of California. That complaint purported to allege claims for violation of the Digital Millennium Copyright Act (“DMCA”), the Communications Act of 1934 (“Communications Act”), the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, California’s Unfair Competition Law (“UCL”) and the federal Racketeer Influenced and Corrupt Organizations (“RICO”) statute. The complaint also purported to allege claims for civil conspiracy, misappropriation of trade secrets and interference with prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. Extensive motion practice ensued regarding this complaint, regarding subsequent complaints filed by Echostar, and regarding counterclaims asserted by NDS.

The trial of this case began April 9, 2008. Echostar’s claims under the DMCA, the Communications Act, the California Penal Code, and RICO were tried to the jury, Echostar’s UCL claim was tried to the court and NDS’ counterclaim under the California Uniform Trade Secrets Act was tried to the jury. All other claims were either dismissed by the court or abandoned by the parties.

On May 15, 2008, the jury returned its verdict. The jury found NDS not liable on three counts and awarded minimal damages on the remaining three counts. On those latter three counts, the jury awarded Echostar actual damages of $45.69 or, in the alternative, statutory damages of $1,000. NDS believes that these awards relate to a single incident involving a test of a card during the course of NDS’s anti-piracy efforts. The jury found Echostar not liable on NDS’s counterclaim.

One claim, Echostar’s UCL claim, has not yet been decided. By law, this claim must be decided by the judge rather than the jury. Any ruling on that claim must be consistent with the jury’s verdict, however, and the court has not yet provided a decision on the UCL claim. A hearing on the UCL claim has been set for August 19, 2008.

Echostar has expressed publicly an intention to seek an award of attorneys’ fees and costs. NDS believes that any such claim by Echostar would be without merit and NDS intends to vigorously defend against any such claim.

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

Intermix

FIM Transaction

On August 26, 2005 and August 30, 2005, two purported class action lawsuits captioned, respectively, Ron Sheppard v. Richard Rosenblatt et. al., and John Friedmann v. Intermix Media, Inc. et al., were filed in the California Superior Court, County of Los Angeles. Both lawsuits named as defendants all of the then incumbent members of the Intermix Board, including Mr. Rosenblatt, Intermix’s former Chief Executive Officer, and certain entities affiliated with VantagePoint Venture Partners (“VantagePoint”), a former major Intermix stockholder. The complaints alleged that, in pursuing the transaction whereby Intermix was to be acquired by FIM (the “FIM Transaction”) and approving the related merger agreement, the director defendants breached their fiduciary duties to Intermix stockholders by, among other things, engaging in self-dealing and failing to obtain the highest price reasonably available for Intermix and its stockholders. The complaints further alleged that the merger agreement resulted from a flawed process and that the defendants tailored the terms of the merger to advance their own interests. The FIM Transaction was consummated on September 30, 2005. The Friedmann and Sheppard lawsuits were subsequently consolidated and, on January 17, 2006, a consolidated amended complaint was filed (the “Intermix Media Shareholder Litigation”). The plaintiffs in the consolidated action sought various forms of declaratory relief, damages, disgorgement and fees and costs. On March 20, 2006, the court ordered that substantially identical claims asserted in a separate state action filed by Brad Greenspan, captioned Greenspan v. Intermix Media, Inc., et al., be severed and related to the Intermix Media Shareholder Litigation. The defendants filed demurrers seeking dismissal of all claims in the Intermix Media Shareholder Litigation and the severed Greenspan claims, which were heard by the court on July 6, 2006. On October 6, 2006, the court sustained the demurrers without leave to amend. On December 13, 2006, the court dismissed the complaints and entered judgment for the defendants. Greenspan and plaintiffs in the Intermix Media Shareholder Litigation filed notices of appeal, and subsequently filed respective opening briefs on appeal in October 2007. Defendants filed opposing appellate briefs on April 16, 2008. The shareholder appellant reply brief was filed on July 10, 2008. Greenspan did not file a reply brief. The Court of Appeal has not yet heard argument in the matter. After the lower court sustained the demurrers in the Intermix Media Shareholder Litigation, co-counsel for certain of plaintiffs moved for an award of attorney’s fees and costs under a common law substantial benefit theory. On October 4, 2007, the court granted the motion and denied defendants’ application to tax costs. Defendants filed a notice of appeal.

In November 2005, plaintiff in a derivative action captioned LeBoyer v. Greenspan et al. pending against various former Intermix directors and officers in the United States District Court for the Central District of California filed a First Amended Class and Derivative Complaint (the “Amended Complaint”). The original derivative action was filed in May 2003 and arose out of Intermix’s restatement of quarterly financial results for its fiscal year ended March 31, 2003. Until the filing of the Amended Complaint, the action had been stayed by mutual agreement of the parties since its inception. A substantially similar derivative action filed in Los Angeles Superior Court was dismissed based on inability of the plaintiffs to adequately plead demand futility. Plaintiff LeBoyer’s November 2005 Amended Complaint added various allegations and purported class claims arising out of the FIM Transaction which are substantially similar to those asserted in the Intermix Media Shareholder Litigation. The Amended Complaint also added as defendants the individuals and entities named in the Intermix Media Shareholder Litigation that were not already defendants in the matter. On July 14, 2006, the parties filed their briefing on defendants’ motion to dismiss and stay the matter. On October 16, 2006, the court dismissed the fourth through seventh claims for relief, which related to the 2003 restatement, finding that the plaintiff is precluded from relitigating demand futility. At the same time, the court asked for further briefing regarding plaintiffs’ standing to assert derivative claims based on the FIM Transaction, including for alleged violation of Section 14(a) of the Exchange Act, the effect of the state judge’s dismissal of the claims in the Greenspan case and the Intermix Media Shareholder Litigation on the remaining direct class action claims alleging breaches of fiduciary duty and other common law claims leading up to the FIM Transaction. The parties filed the requested additional briefing in which the defendants requested that the court stay the direct LeBoyer claims pending the resolution of any appeal in the Greenspan case and the Intermix Media Shareholder Litigation. The court took the matter under submission. By order dated May 22, 2007, the court granted defendants’ motion to dismiss the derivative claims arising out of the FIM Transaction, and denied the defendants’ request to stay the two remaining direct claims. As explained in more detail in the next paragraph, the court subsequently consolidated this case with the Brown v. Brewer action also pending before the court. On July 11, 2007, plaintiffs filed the consolidated first amended complaint. Pursuant to the stipulated briefing schedule ordered by the court, the parties’ joint brief on defendants’ motion to dismiss the consolidated complaint was filed on October 11, 2007 and taken under submission. By order dated January 17, 2008, the court granted in part defendants’ motion to dismiss, with leave to amend, as explained in greater detail under the discussion of the consolidated case, Brown v. Brewer, below. On February 8, 2008, plaintiffs filed a consolidated Second Amended Complaint. Defendants filed motions to dismiss on February 28, 2008. Plaintiffs filed their consolidated opposition brief on March 28, 2008, and the defendants filed their reply briefs on April 18, 2008. By order dated July 15, 2008, the court granted in part and denied in part defendants’ motion to dismiss. The court ordered the remaining defendants to answer the remaining claims within 20 days.

On June 14, 2006, a purported class action lawsuit, captioned Jim Brown v. Brett C. Brewer, et al., was filed against certain former Intermix directors and officers in the United States District Court for the Central District of California. The plaintiff asserted claims for alleged violations of Section 14a of the Exchange Act and SEC Rule 14a-9, as well as control person liability under Section 20a. The plaintiff alleged that certain defendants disseminated false and misleading definitive proxy statements on two occasions: one on December 30, 2003 in connection with the shareholder vote on January 29, 2004 on the election of directors and ratification of financing transactions with certain entities of VantagePoint, and another on August 25, 2005 in connection with the shareholder vote on the FIM Transaction. The complaint named as defendants certain VantagePoint related entities and the members of the Intermix Board who were incumbent on the dates of the respective proxy statements. Intermix was not named as a defendant, but has certain indemnity obligations to the former officer and director defendants in connection with these claims and allegations. Intermix believes that the claims are without merit and expects that the individual defendants will vigorously defend themselves in the matter. On August 25, 2006, plaintiff amended his complaint to add certain investment banks (the “Investment Banks”) as defendants. Intermix has certain indemnity obligations to the Investment Banks as well. Plaintiff amended his complaint again on September 27, 2006. On October 19, 2006, defendants filed motions to dismiss all claims in the Second Amended Complaint. These motions were scheduled to be heard on February 12, 2007. On February 9, 2007, the case was transferred from Judge Walter to Judge George H. King, the judge assigned to the LeBoyer action on the grounds that it raises substantially related questions of law and fact as LeBoyer, and would entail substantial duplication of labor if heard by different judges. Judge King took the February 26, 2007 hearing date for the motions to dismiss off-calendar. On June 11, 2007, Judge King ordered the Brown case be consolidated with the LeBoyer action, ordered plaintiffs’ counsel to file a consolidated first amended complaint, and further ordered the parties to file a joint brief on defendants’ contemplated motion to dismiss the consolidated first amended complaint. On July 11, 2007, plaintiffs filed the consolidated first amended complaint. Pursuant to the stipulated briefing schedule ordered by the court, the parties’ joint brief on defendants’ motion to dismiss was filed on October 11, 2007 and was taken under submission without a hearing. By order dated January 17, 2008, Judge King granted defendants’ motion to dismiss the 2003 proxy claims (concerning VantagePoint transactions) and the 2005 proxy claims (concerning the FIM Transaction), as well as a claim against the VantagePoint entities alleging unjust enrichment. The court found it unnecessary to rule on dismissal of the remaining claims, which are related to the 2005 FIM Transaction, because the dismissal disposed of those claims. On February 8, 2008, plaintiffs filed a consolidated Second Amended Complaint. Defendants filed motions to dismiss on February 28, 2008. Plaintiffs filed their consolidated opposition brief on March 28, 2008, and the defendants filed their reply briefs on April 18, 2008. By order dated July 15, 2008, the court granted in part and denied in part defendants’ motion to dismiss. The court ordered the remaining defendants to answer the remaining claims within 20 days.

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

Prior to dismissing his derivative lawsuit, in August 2005, Mr. Greenspan filed another complaint in Los Angeles Superior Court against the same defendants. The complaint, for breach of fiduciary duty, included substantially the same allegations made by Mr. Greenspan in the above-referenced lawsuit. Mr. Greenspan further alleged that defendants’ actions have, with the FIM Transaction, culminated in the loss of Mr. Greenspan’s interest in Intermix for a cash payment allegedly below its value. On October 31, 2005, the defendants filed motions seeking dismissal of the lawsuit on the grounds that the complaint failed to state any cause of action. Instead of responding to these motions, Mr. Greenspan filed an amended complaint on February 21, 2006, in which Mr. Greenspan omitted certain previously named defendants and added two other former directors as defendants. In this amended complaint, Mr. Greenspan asserted seven causes of action. The first two causes of action, for intentional interference with prospective economic advantage and violation of California’s Business Professions Code section 17200, generally related to Intermix’s decision to consummate its Series C Preferred Stock financing with VantagePoint in October 2003 and allege that Mr. Greenspan was “forced” to resign. The third through sixth causes of action asserted various claims for breach of fiduciary duty related to the FIM Transaction and substantially mirrored the allegations in the Intermix Media Shareholder Litigation. By Order of March 20, 2006, the court ordered that Mr. Greenspan’s claims based on the FIM Transaction be severed from the rest of his complaint and coordinated with the claims asserted in the Intermix Media Shareholder Litigation. Mr. Greenspan asserted a seventh cause of action against Intermix for indemnification. In his amended complaint, Mr. Greenspan sought compensatory and consequential damages, punitive damages, fees and costs, injunctive relief and other remedies. Motions to dismiss the first six causes of action were filed and, on October 6, 2006, granted without leave to amend. On November 21, 2006, Mr. Greenspan dismissed with prejudice the seventh cause of action for indemnity, which was the only remaining claim and his sole cause of action against Intermix. On January 24, 2007, Mr. Greenspan filed a notice of appeal of the court’s October 6, 2006 ruling. Mr. Greenspan’s opening brief in the Court of Appeal was filed on October 23, 2007. The Intermix Media Shareholder appeal and Greenspan appeal have been coordinated in the court of appeal. Defendants filed a joint opposing appeal brief in both matters on April 16, 2008. The shareholder appellant reply brief was filed on July 10, 2008. Greenspan did not file a reply brief. No hearing date has been set yet.

News America Marketing

On January 18, 2006, Valassis Communications, Inc. (“Valassis”) filed a complaint against News America Incorporated, News America Marketing FSI, LLC and News America Marketing Services, In-Store, LLC (collectively “News America”) in the United States District Court for the Eastern District of Michigan. Valassis alleges that News America possesses monopoly power in a claimed in-store advertising and promotions market (the “in-store market”) and has used that power to gain an unfair advantage over Valassis in a purported market for coupons distributed by free-standing inserts (“FSIs”). Valassis alleges that News America is attempting to monopolize the purported FSI market by leveraging its alleged monopoly power in the purported in-store market, thereby allegedly violating Section 2 of the Sherman Antitrust Act of 1890, as amended (the “Sherman Act”). Valassis further alleges that News America has unlawfully bundled the sale of in-store marketing products with the sale of FSIs and that such bundling constitutes unlawful tying in violation of Sections 1 and 3 of the Sherman Act. Additionally, Valassis alleges that News America is predatorily pricing its FSI products in violation of Section 2 of the Sherman Act. Valassis also asserts that News America violated various state antitrust statutes and has tortiously interfered with Valassis’ actual or expected business relationships. Valassis’ complaint seeks injunctive relief, damages, fees and costs. On April 20, 2006, News America moved to dismiss Valassis’ complaint in its entirety for failure to state a cause of action. On September 28, 2006, the Magistrate Judge issued a Report and Recommendation granting the motion. On October 16, 2006, Valassis filed an Amended Complaint, alleging the same causes of action. On November 17, 2006, News America answered the three federal antitrust claims and moved to dismiss the remaining nine state law claims. On March 23, 2007, the Court granted News America’s motion and dismissed the nine state law claims. The parties are engaging in discovery, which has been combined with the California and Michigan state cases discussed below. News America expects a Scheduling Order, including a jury trial date, to be entered by the Court shortly.

On March 9, 2007, Valassis filed a two-count complaint in Michigan state court against News America. That complaint, which is based on the same factual allegations as the federal complaint discussed above, alleges that News America has tortiously interfered with Valassis’ business relationships and that News America has unfairly competed with Valassis. Valassis’ Michigan complaint seeks injunctive relief, damages, fees and costs. On May 4, 2007, News America filed a motion to dismiss or, in the alternative stay, that complaint. On August 14, 2007, the Court denied the motion. On July 7, 2008, Valassis filed an Amended Complaint alleging the same causes of action, based on essentially the same factual allegations. The parties are engaging in discovery, which has been combined with the federal case discussed above and the California state case discussed below. The trial is set to begin on January 12, 2009.

On March 12, 2007, Valassis filed a three-count complaint in California state court against News America. That complaint, which is based on the same factual allegations as the federal complaint discussed above, alleges that News America has violated the Cartwright Act (California’s state antitrust law) by unlawfully tying its FSI products to its in-store products, has violated California’s Unfair Practices Act by predatorily pricing its FSI products, and has unfairly competed with Valassis. Valassis’ California complaint seeks injunctive relief, damages, fees and costs. On May 4, 2007, News America filed a motion to dismiss or, in the alternative stay, that complaint. On June 28, 2007, the court issued a tentative ruling denying the motion and reassigned the case to the Complex Litigation Program. On July 19, 2007, the court denied the motion. The parties are engaging in discovery, which has been combined with the federal case and Michigan state cases discussed above. The trial is set to begin March 9, 2009.

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

The Company’s Class A Common Stock and Class B Common Stock are listed and traded on the New York Stock Exchange (“NYSE”), its principal market, under the symbols “NWS.A” and “NWS”, respectively. CHESS Depositary Interests (“CDIs”) representing the Class A Common Stock and Class B Common Stock are listed and traded on the Australian Stock Exchange (“ASX”) under the symbols “NWS” and “NWSLV,” respectively. The Class A and Class B Common Stock are also traded on the London Stock Exchange. As of June 30, 2008, there were approximately 52,000 holders of record of shares of Class A Common Stock and 1,500 holders of record of shares of Class B Common Stock.

The following table sets forth, for the fiscal periods indicated, the reported high and low closing sales prices for the Class A Common Stock and Class B Common Stock, as reported on the NYSE.

	Class B Common Stock		Class A Common Stock
	High	Low	High	Low
Fiscal Year Ended June 30,
2007:
First Quarter	$20.64	18.96	19.75	18.19
Second Quarter	22.74	20.30	21.75	19.35
Third Quarter	25.34	22.16	23.98	21.26
Fourth Quarter	25.27	22.94	23.74	21.21
2008:
First Quarter	24.57	21.09	22.80	19.78
Second Quarter	24.50	20.49	23.04	19.73
Third Quarter	20.70	18.28	20.10	17.87
Fourth Quarter	20.17	15.73	19.63	15.43

The total dividends declared related to fiscal 2008 results were $0.12 per share of Class A Common Stock and Class B Common Stock. In August 2008, the Company declared the final dividend on fiscal 2008 results of $0.06 per share for Class A Common Stock and Class B Common Stock. This, together with the interim dividend of $0.06 per share of Class A Common Stock and Class B Common Stock, constitute the total dividend relating to fiscal 2008.

The total dividends declared related to fiscal 2007 results were $0.12 per share of Class A Common Stock and $0.10 per share of Class B Common Stock. In August 2007, the Company declared the final dividend on fiscal 2007 results of $0.06 per share for Class A Common Stock and $0.05 per share for Class B Common Stock. This, together with the interim dividend of $0.06 per share of Class A Common Stock and a dividend of $0.05 per share for Class B Common Stock, constitute the total dividend relating to fiscal 2007.

In June 2005, the Company announced a stock repurchase program under which the Company is authorized to acquire from time to time up to an aggregate of $3 billion in Class A Common Stock and Class B Common Stock. In May 2006, the Company announced that the Board had authorized increasing the total amount of the stock repurchase program to $6 billion. Through June 30, 2008, the Company had repurchased an aggregate of approximately 234 million shares of its Class A Common Stock and Class B Common Stock for a total cost of purchase of approximately $4,244 million since the announcement of the stock repurchase program in June 2005. The Company did not purchase any of its Class B Common Stock during the fiscal year ended June 30, 2008. Below is a summary of the Company’s purchases of its Class A Common Stock during the fiscal year ended June 30, 2008:

	Total Number of Shares Purchased	Average Price per Share	Total Cost of Purchase (in millions)
Total first quarter fiscal 2008	6,000,000	$20.41	$122

Total second quarter fiscal 2008	—	—	—

Total third quarter fiscal 2008	—	—	—

Fourth quarter fiscal 2008 repurchases:
Class A Common Stock—April	—	—	—
Class A Common Stock—May	5,850,000	19.07	112
Class A Common Stock—June	8,750,000	17.70	155

Total fourth quarter fiscal 2008	14,600,000	18.25	267

Total fiscal 2008	20,600,000	$18.88	$389

The remaining authorized amount at June 30, 2008 under the Company’s stock repurchase program, excluding commissions, was approximately $1,761 million.

In connection with the closing of the transactions contemplated by the Share Exchange Agreement in February 2008, Liberty exchanged its entire interest in the Company’s common stock (approximately 325 million shares of Class A Common Stock and 188 million shares of Class B Common Stock) for 100% of the equity of a subsidiary of the Company, whose holdings consisted of certain assets of the Company. (See Note 3—Acquisitions, Disposals and Other Transactions) The acquisition of these shares of the Company’s common stock from Liberty was not a part of the share repurchase program and does not impact the dollar value of the shares of the Company’s common stock that may be purchased under the share repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8-Financial Statements and Supplementary Data” and the other financial information included elsewhere herein.

	For the years ended June 30,
	2008 (1)	2007 (1)	2006 (1)	2005 (2)	2004 (3)
	(in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues	$32,996	$28,655	$25,327	$23,859	$20,802
Operating income	5,381	4,452	3,868	3,564	2,931
Income from continuing operations	5,387	3,426	2,812	2,128	1,533
Net income	5,387	3,426	2,314	2,128	1,533

Basic income from continuing operations per share: (4)(5)	$1.82
Class A		$1.14	$0.92	$0.74	$0.58
Class B		$0.95	$0.77	$0.62	$0.49

Diluted income from continuing operations per share: (4)(5)	$1.81
Class A		$1.14	$0.92	$0.73	$0.58
Class B		$0.95	$0.77	$0.61	$0.48

Basic earnings per share: (4)(5)	$1.82
Class A		$1.14	$0.76	$0.74	$0.58
Class B		$0.95	$0.63	$0.62	$0.49

Diluted earnings per share: (4)(5)	$1.81
Class A		$1.14	$0.76	$0.73	$0.58
Class B		$0.95	$0.63	$0.61	$0.48

Cash dividend per share: (4)(5)(6)
Class A	$0.12	$0.12	$0.13	$0.10	$0.10
Class B	$0.11	$0.10	$0.13	$0.04	$0.04

	As of June 30,
	2008	2007	2006	2005	2004
	(in millions)
BALANCE SHEET DATA:
Cash and cash equivalents	$4,662	$7,654	$5,783	$6,470	$4,051
Total assets	62,308	62,343	56,649	54,692	48,343
Borrowings and perpetual preference shares (7)	13,511	12,502	11,427	10,999	10,509

(1)

See Notes 2, 3, 6 and 8 to the Consolidated Financial Statements of News Corporation for information with respect to significant acquisitions, disposals, changes in accounting and other transactions during fiscal 2008, 2007 and 2006.

(2)

Fiscal 2005 results include the Company’s acquisition of the remaining non-controlling interest in Fox Entertainment Group, Inc. by issuing approximately 357 million shares of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”) valued at approximately $6.3 billion. Fiscal 2005 also included the acquisition of the approximate 58% interest in Queensland Press Pty Limited the Company did not already own through the acquisition of the Cruden Group of companies. The consideration for the acquisition of the Cruden Group was the issuance of approximately 61 million shares of the Company’s Class B common stock, par value $0.01 per share (“Class B Common Stock”) valued at approximately $1.0 billion and the assumption of approximately $400 million of debt.

(3)	Fiscal 2004 results include the sale of the Los Angeles Dodgers, Dodger Stadium and the team’s training facilities in Vero Beach, Florida.

(4)

Basic and diluted earnings from continuing operations per share, basic and diluted earnings per share and cash dividend per share reflect per share amounts based on the adjusted share amounts to reflect the November 12, 2004 one-for-two share exchange in the reincorporation of News Corporation.

(5)

Shares of the Company’s Class A Common Stock carried rights to a greater dividend than shares of the Company’s Class B Common Stock through fiscal 2007. As such, for the periods through fiscal 2007, net income available to the Company’s stockholders was allocated between shares of Class A Common Stock and Class B Common Stock. The allocation between these classes of common stock was based upon the two-class method. Subsequent to the final fiscal 2007 dividend payment, shares of Class A Common Stock ceased to carry any rights to a greater dividend than shares of Class B Common Stock. See Notes 2 and 19 to the Consolidated Financial Statements of News Corporation for further discussion.

(6)

The Company’s Board of Directors (the “Board”) currently declares an interim and final dividend each fiscal year. The final dividend is determined by the Board subsequent to the fiscal year end. The total dividends declared related to fiscal 2008 results were $0.12 per share of Class A Common Stock and Class B Common Stock. The total dividends declared related to fiscal 2007 results were $0.12 per share of Class A Common Stock and $0.10 per share of Class B Common Stock.

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

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of News Corporation and its subsidiaries’ (together “News Corporation” or the “Company”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred either during fiscal 2008 or early fiscal 2009 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company's results of operations for the three fiscal years ended June 30, 2008. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company's cash flows for the three fiscal years ended June 30, 2008, as well as a discussion of the Company's outstanding debt and commitments, both firm and contingent, that existed as of June 30, 2008. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company's future commitments and obligations, as well as a discussion of other financing arrangements.

•

Critical Accounting Policies—This section discusses accounting policies considered important to the Company's financial condition and results of operations, and which require significant judgment and estimates on the part of management in application. In addition, Note 2 to the accompanying Consolidated Financial Statements of News Corporation summarizes the Company's significant accounting policies, including the critical accounting policy discussion found in this section.

OVERVIEW OF THE COMPANY’S BUSINESS

The Company is a diversified global media company, which manages and reports its businesses in eight segments:

•

Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production of original television programming worldwide.

•

Television, which, as of June 30, 2008, principally consisted of the operation of 35 full power broadcast television stations, including nine duopolies, in the United States (of these stations, 25 are affiliated with the FOX network and ten are affiliated with the MyNetworkTV network), the broadcasting of network programming in the United States and the development, production and broadcasting of television programming in Asia.

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

•

Newspapers and Information Services, which principally consists of the publication of four national newspapers in the United Kingdom, the publication of approximately 147 newspapers in Australia, the publication of a metropolitan newspaper and a national newspaper (with international editions) in the United States and the provision of information services.

•	Book Publishing, which principally consists of the publication of English language books throughout the world.

•

Other, which includes NDS Group plc (“NDS”), a company engaged in the business of supplying open end-to-end digital technology and services to digital pay-television platform operators and content providers; Fox Interactive Media (“FIM”), which operates the Company’s Internet activities; and News Outdoor Group (“News Outdoor”), an advertising business which offers display advertising primarily in outdoor locations throughout Russia and Eastern Europe.

Filmed Entertainment

The Filmed Entertainment segment derives revenue from the production and distribution of feature motion pictures and television series. In general, motion pictures produced or acquired for distribution by the Company are exhibited in U.S. and foreign theaters, followed by home entertainment, video-on-demand and pay-per-view television, premium subscription television, network television and basic cable and syndicated television exploitation. Television series initially produced for the networks and first-run syndication are generally licensed to domestic and international markets concurrently and subsequently released in seasonal DVD box sets. More successful series are later syndicated in domestic markets. The length of the revenue cycle for television series will vary depending on the number of seasons a series remains in active production and, therefore, may cause fluctuations in operating results. License fees received for television exhibition (including international and U.S. premium television and basic cable television) are recorded as revenue in the period that licensed films or programs are available for such exhibition, which may cause substantial fluctuations in operating results.

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

Television and Cable Network Programming

The Company’s U.S. television operations primarily consist of the FOX Broadcasting Company (“FOX”), MyNetworkTV, Inc. (“MyNetworkTV”) and, as of June 30, 2008, the 35 television stations owned by the Company. The Company’s international television operations consist primarily of STAR Group Limited (“STAR”).

The U.S. television broadcast environment is highly competitive and the primary methods of competition are the development and acquisition of popular programming. Program success is measured by ratings, which are an indication of market acceptance, with the top rated programs commanding the highest advertising prices. FOX and MyNetworkTV compete for audience, advertising revenues and programming with other broadcast networks, such as CBS, ABC, NBC and The CW, independent television stations, cable program services, as well as other media, including DVDs, video games, print and the Internet. In addition, FOX and MyNetworkTV compete with the other broadcast networks to secure affiliations with independently owned television stations in markets across the country.

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

The profitability of these long-term national sports contracts is based on the Company’s best estimates at June 30, 2008 of directly attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied at June 30, 2008, a loss may be recorded. Should revenues improve as compared to estimated revenues, the Company may have an improved operating profit related to the contract, which may be recognized over the estimated remaining contract term.

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

Magazines and Inserts

The Magazine and Inserts segment derives revenues from the sale of advertising space in free-standing inserts, in-store marketing products and services, promotional advertising, subscriptions and production fees. Adverse changes in general market conditions for advertising may affect revenues. Operating expenses for the Magazine and Inserts segment include paper, promotional, printing, retail commissions, distribution and production costs. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead.

Newspapers and Information Services

The Newspapers and Information Services segment derives revenues primarily from the sale of advertising space, the sale of published newspapers, and subscriptions. Adverse changes in general market conditions for advertising may affect revenues. Circulation revenues can be greatly affected by changes in competitors’ cover prices and by promotional activities.

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

The Newspapers and Information Services segment also derives revenue from the provision of subscriber-based information services and the licensing of products and content to third-parties. Losses in the number of subscribers for these information services may affect revenues. The information services provided by the Company also compete with other media sources (free and subscription- based) and new media formats. Licensing revenues depend on new and renewed customer contracts, and may be affected if the Company is unable to generate new licensing business or if existing customers renew for lesser amounts, terminate early or forego renewal.

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

Other

NDS

NDS supplies open end-to-end digital technology and services to digital pay-television platform operators and content providers. NDS technologies include conditional access and microprocessor security, broadcast and broadband stream management, set-top box and residential gateway middleware, electronic program guides, digital video recording technologies and interactive infrastructure and applications. NDS provides technologies and services supporting standard definition and high definition televisions and a variety of industry, Internet and Internet protocol standards, as well as technology for mobile devices. NDS’ software systems, consultancy and systems integration services are focused on providing platform operators and content providers with technology to help them profit from the secure distribution of digital information and entertainment to consumer devices which incorporate various technologies supplied by NDS. Significant NDS expenses include smart card costs, royalties for the use of certain intellectual properties, salaries, employee benefits, travel, rent and other routine overhead.

FIM

The Company sells, through its FIM division, advertising, sponsorships and subscription services on the Company’s various Internet properties. Significant FIM expenses include development costs, advertising and promotional expenses, salaries, employee benefits and other routine overhead. The Company’s Internet properties include the social networking site MySpace.com, IGN.com, FOXsports.com, Scout.com, RottenTomatoes.com, Askmen.com and Photobucket.com. The Company also has a distribution agreement with Microsoft’s MSN for FOXsports.com and a search technology and services agreement with Google.

News Outdoor

The Company sells, through its News Outdoor businesses, outdoor advertising space on various media, primarily in Russia and Eastern Europe. Significant expenses associated with the News Outdoor business include site lease costs, direct production, maintenance and installation expenses, salaries, employee benefits and other routine overhead. In June 2007, the Company announced its intention to explore strategic options for News Outdoor in connection with News Outdoor’s continued development plans. The strategic options include, but are not limited to, exploring the opportunity to expand News Outdoor’s existing shareholder group through new strategic and private equity partners. No agreement has yet been entered into with respect to these strategic options.

Other Business Developments

In December 2007, the Company completed the acquisition of Dow Jones pursuant to the Agreement and Plan of Merger, dated as of July 31, 2007, by and among the Company, Ruby Newco LLC, a wholly-owned subsidiary of the Company (“Ruby Newco”), Dow Jones & Company, Inc. (“Dow Jones”) and Diamond Merger Sub Corporation, as amended (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, each outstanding share of Dow Jones common stock was converted into the right to receive, at the election of the holder, either (x) $60.00 in cash or (y) 2.8681 Class B common units of Ruby Newco. Each Class B common unit of Ruby Newco is convertible into a share of News Corporation Class A Common Stock. The consideration for the acquisition was approximately $5,700 million which consisted of: $5,150 million in cash, assumed net debt of approximately $330 million and approximately $200 million in equity instruments. The results of Dow Jones have been included in the Company’s consolidated statements of operations from December 13, 2007, the date of acquisition.

In November 2007, Dow Jones announced that it would explore strategic alternatives for the Ottaway Community Newspapers (the “Ottaway Newspapers”), which the Company acquired as part of the Dow Jones transaction. In June 2008, the Company determined that it would not sell the Ottaway Newspapers.

In February 2008, the Company closed the transactions contemplated by the share exchange agreement (the “Share Exchange Agreement”) with Liberty Media Corporation (“Liberty”). Pursuant to the terms of the Share Exchange Agreement, Liberty exchanged its entire interest in the Company’s common stock (approximately 325 million shares of Class A Common Stock and 188 million shares of Class B Common Stock for 100% of the stock of a wholly owned subsidiary whose holdings consisted of the Company’s approximate 41% interest (approximately 470 million shares) in The DIRECTV Group, Inc. (“DIRECTV”) constituting the Company’s entire interest in DIRECTV, three of the Company’s Regional Sports Networks (FSN Northwest, FSN Pittsburgh and FSN Rocky Mountain) (the “Three RSNs”) and approximately $625 million in cash (the “Exchange”). The Exchange resulted in the divestiture of the Company’s entire interest in DIRECTV and the Three RSNs to Liberty. A tax-free gain of $1.7 billion on the Exchange was recognized in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2008. Upon the closing of the Exchange, the Company entered into a non-competition agreement with DIRECTV and non-competition agreements with each of the Three RSNs, in each case, restricting its right to compete for a period of four years with DIRECTV and the Three RSNs in the respective regions in which such entities were operating on the closing date of the Share Exchange Agreement.

In May 2008, the Company disposed of its entire interest (approximately 41%) in Gemstar-TV Guide International Inc.’s (“Gemstar”) common stock in exchange for a cash payment of approximately $637 million and approximately 19 million shares of Macrovision Solutions Corporation (“Macrovision”) common stock. The Company sold all of its shares of Macrovision common stock in June 2008. The Company recorded a net gain of approximately $112 million on the disposals which is included in Other, net in the consolidated statements of operations.

During fiscal 2008, the Company, through a series of transactions, acquired a 25% ownership interest in Premiere AG for cash consideration of approximately $666 million.

In June 2008, the Company announced that it and two newly incorporated companies formed by funds advised by Permira Advisers LLP (“the Permira Newcos”) proposed a transaction to an independent committee of the NDS board of directors, which would result in NDS ceasing to be a public company, and the Permira Newcos and the Company owning 51% and 49% of NDS’ outstanding equity, respectively. On August 5, 2008, NDS announced that the independent committee reached an agreement in principle with the Company and the Permira Newcos on a price at which they would acquire all the issued and outstanding NDS Series A ordinary shares, including those represented by American Depositary Shares traded on The NASDAQ Stock Exchange, for per share consideration of $63 in cash. As part of this transaction, approximately 68% of the NDS Series B ordinary shares held by News Corporation would be cancelled in exchange for $63 per share in a mix of approximately $1.5 billion in cash and a $242 million note. The transaction is subject to negotiation and execution of final legal documentation, and is also conditioned upon approval by the holders of NDS’ Series A ordinary shares, court approval, the receipt of certain regulatory approvals and other customary closing conditions. There can be no assurance that the parties will enter into final legal documentation or that any transaction will be consummated.

In July 2008, the Company completed the sale of eight of the Company’s owned and operated FOX affiliate television stations to an indirect, wholly owned subsidiary of Oak Hill Capital Partners III, L.P. for approximately $1.1 billion in cash. The stations included: WJW in Cleveland, OH; KDVR in Denver, CO; KTVI in St. Louis, MO; WDAF in Kansas City, MO; WITI in Milwaukee, WI; KSTU in Salt Lake City, UT; WBRC in Birmingham, AL; and WGHP in Greensboro, NC.

RESULTS OF OPERATIONS

Results of Operations—Fiscal 2008 versus Fiscal 2007

The following table sets forth the Company’s operating results for fiscal 2008 as compared to fiscal 2007.

	For the years ended June 30,
	2008	2007	Change	% Change
	($ millions)
Revenues	$32,996	$28,655	$4,341	15%
Expenses:
Operating	20,531	18,645	1,886	10%
Selling, general and administrative	5,984	4,655	1,329	29%
Depreciation and amortization	1,207	879	328	37%
Other operating (income) charges	(107)	24	(131)	* *

Total operating income	5,381	4,452	929	21%

Equity earnings of affiliates	327	1,019	(692)	(68)%
Interest expense, net	(926)	(843)	(83)	10%
Interest income	246	319	(73)	(23)%
Other, net	2,293	359	1,934	* *

Income before income tax expense and minority interest in subsidiaries	7,321	5,306	2,015	38%
Income tax expense	(1,803)	(1,814)	11	(1)%
Minority interest in subsidiaries, net of tax	(131)	(66)	(65)	98%

Net income	$5,387	$3,426	$1,961	57%

Diluted earnings per share from continuing operations (1)	$1.81	$1.08	$0.73	68%

**	not meaningful
(1)

Represents earnings per share based on the total weighted average shares outstanding (Class A Common Stock and Class B Common Stock combined) for the fiscal years ended June 30, 2008 and 2007. During fiscal 2007, Class A Common Stock carried rights to a greater dividend than Class B Common Stock. Subsequent to the final fiscal 2007 dividend, shares of Class A Common Stock ceased to carry any rights to a greater dividend than shares of Class B Common Stock. See Note 19 to the Consolidated Financial Statements of News Corporation.

Overview—The Company’s revenues increased 15% for the fiscal year ended June 30, 2008 as compared to the fiscal year ended June 30, 2007. The impact of foreign currency translations represented 4% of the revenue increase for the fiscal year ended June 30, 2008. The remaining increase was primarily due to revenue increases at the Newspapers and Information Services, Cable Network Programming, DBS and Other segments. The increase at the Newspapers and Information Services segment was primarily due to the inclusion of revenue from Dow Jones, which was acquired in December 2007. The Cable Network Programming segment increase was primarily due to the consolidation of the National Geographic channels and higher net affiliate revenues. The increase at the DBS segment was primarily due to an increase in subscribers during fiscal 2008. The Other segment increase was primarily due to increased revenue from FIM.

Operating expenses for the fiscal year ended June 30, 2008 increased 10% as compared to the fiscal year ended June 30, 2007. The increase was primarily due to incremental costs from acquisitions, the launch of new businesses, higher sports programming costs at the Television segment due to the broadcast of the Super Bowl which was not broadcast on FOX in fiscal 2007 and foreign exchange movements at the DBS and Newspapers and Information Services segments. The increase in operating expenses was partially offset by the absence of expenses related to the International Cricket Council (“ICC”) Cricket World Cup that were included in fiscal 2007 and lower amortization and production costs due to the Writer’s Guild of America strike in fiscal 2008.

Selling, general and administrative expenses for fiscal year ended June 30, 2008 increased approximately 29% as compared to fiscal 2007. This increase was primarily due to incremental expenses related to acquisitions, the launch of new businesses, increased employee costs and foreign exchange movements at the Newspapers and Information Services and DBS segments.

Depreciation and amortization increased 37% for the fiscal year ended June 30, 2008 as compared to the fiscal year ended June 30, 2007. The increase in depreciation and amortization was primarily due to the depreciation of additional property and equipment acquired through acquisitions, higher amortization of finite lived intangible assets due to acquisitions, additional property, plant and equipment placed into service and the impact of foreign exchange movements at the Newspapers and Information Services and DBS segments. Also contributing to the increased depreciation and amortization in the fiscal year ended June 30, 2008 was higher accelerated depreciation at the Newspapers and Information Services segment as compared to the fiscal year ended June 30, 2007.

Operating income increased 21% for the fiscal year ended June 30, 2008 as compared to fiscal 2007, primarily due to increased Operating income at the DBS, Cable Network Programming, Television, Newspapers and Information Services and Other segments. The impact of foreign currency translations represented 4% of the Operating income increase for the fiscal year ended June 30, 2008. In addition, Operating income for the fiscal year ended June 30, 2008 benefited from a net gain of $126 million on the disposal of a parcel of land in the United Kingdom which was included in Other operating (income) charges in the consolidated statements of operations.

Equity earnings of affiliates—Equity earnings of affiliates decreased $692 million for the fiscal year ended June 30, 2008 as compared to the fiscal year ended June 30, 2007. The decrease was primarily a result of lower contributions from British Sky Broadcasting Group plc (“BSkyB”) due to a write-down of its ITV plc investment in the fiscal year ended June 30, 2008. The Company’s portion of the ITV plc write-down was $485 million in the fiscal year ended June 30, 2008. Also contributing to the decrease in earnings from equity affiliates was lower contributions from DIRECTV due to the exchange of the Company’s entire interest in DIRECTV to Liberty on February 27, 2008 as part of the Share Exchange Agreement. (See Note 3—Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of News Corporation)

	For the years ended June 30,
	2008	2007	Change	% Change
	($ millions)
The Company’s share of equity earnings of affiliates principally consists of:
DBS equity affiliates	$138	$844	$(706)	(84)%
Cable channel equity affiliates	98	98	—	—
Other equity affiliates	91	77	14	18%

Total equity earnings of affiliates	$327	$1,019	$(692)	(68)%

Interest expense, net—Interest expense, net increased $83 million for the fiscal year ended June 30, 2008 as compared to the fiscal year ended June 30, 2007, primarily due to the issuance of $1 billion 6.15% Senior Notes due 2037 in March 2007 and $1.25 billion 6.65% Senior Notes due 2037 in November 2007. This increase was partially offset by the retirement of the Company’s $350 million 6.625% Senior Notes due January 2008.

Interest income—Interest income decreased $73 million for the fiscal year ended June 30, 2008 as compared to the fiscal year ended June 30, 2007, primarily as a result of lower average cash balances principally due to cash used in the acquisition of Dow Jones.

Other, net—

	For the years ended June 30,
	2008	2007
	(in millions)
Gain on Share Exchange Agreement (a)	$1,676	$—
Gain on sale of Fox Sports Net Bay Area (b)	208	—
Gain on sale of China Network Systems (b)	133	—
Gain on sale of Gemstar (b)	112	—
Gain on sale of Sky Brasil (b)	—	261
Gain on sale of Phoenix Satellite Television Holdings Limited (b)	—	136
Termination of participation rights agreement (a)	—	97
Impairment of cost based investments (b)	(125)	(2)
Change in fair value of exchangeable securities (c)	307	(126)
Other	(18)	(7)

Total Other, net	$2,293	$359

(a)	See Note 3 to the Consolidated Financial Statements of News Corporation.
(b)	See Note 6 to the Consolidated Financial Statements of News Corporation.
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

Income tax expense—The effective tax rate for the fiscal year ended June 30, 2008 was 25%, which was lower than the statutory rate and the effective tax rate of 34% in the fiscal year ended June 30, 2007. The lower rate in the current fiscal year was due to the closing of the tax-free Exchange and the reversal of previously deferred tax liabilities for DIRECTV and the Three RSNs. The Exchange was treated as a tax-free split-off in accordance with Section 355 of the Internal Revenue Code of 1986, as amended, and, as a result, no income tax provision was recorded against the gain recorded on the transaction.

Minority interest in subsidiaries, net of tax—Minority interest expense increased $65 million for the fiscal year ended June 30, 2008 as compared to the fiscal year ended June 30, 2007. The increase was primarily due to the minority interest associated with National Geographic Channel (US), which was consolidated beginning in October 2007, and the international National Geographic entities, which were consolidated beginning in January 2007.

Net income—Net income increased 57% for the fiscal year ended June 30, 2008 as compared to the fiscal year ended June 30, 2007. The increase in Net income was primarily due to an increase in Other, net resulting from the gain recorded on the closing of the Exchange, as well as the operating income increases noted above. These increases were partially offset by decreased earnings from equity affiliates and increased interest expense noted above.

Segment Analysis:

The following table sets forth the Company’s revenues and operating income by segment for fiscal 2008 as compared to fiscal 2007.

	For the years ended June 30,
	2008	2007	Change	% Change
		($ millions)
Revenues:
Filmed Entertainment	$6,699	$6,734	$(35)	(1)%
Television	5,807	5,705	102	2%
Cable Network Programming	4,993	3,902	1,091	28%
Direct Broadcast Satellite Television	3,749	3,076	673	22%
Magazines and Inserts	1,124	1,119	5	* *
Newspapers and Information Services	6,248	4,486	1,762	39%
Book Publishing	1,388	1,347	41	3%
Other	2,988	2,286	702	31%

Total revenues	$32,996	$28,655	$4,341	15%

Operating income (loss):
Filmed Entertainment	$1,246	$1,225	$21	2%
Television	1,126	962	164	17%
Cable Network Programming	1,269	1,090	179	16%
Direct Broadcast Satellite Television	419	221	198	90%
Magazines and Inserts	352	335	17	5%
Newspapers and Information Services	767	653	114	17%
Book Publishing	160	159	1	1%
Other	42	(193)	235	* *

Total operating income	$5,381	$4,452	$929	21%

**	not meaningful

Filmed Entertainment (20% and 23% of the Company’s consolidated revenues in fiscal 2008 and 2007, respectively)

For the fiscal year ended June 30, 2008, revenues at the Filmed Entertainment segment decreased $35 million, or 1%, as compared to fiscal 2007. The revenue decrease was primarily due to a decrease in worldwide home entertainment revenues as the fiscal year ended June 30, 2007 included the successful worldwide home entertainment performance of Ice Age: The Meltdown with no comparable release in fiscal 2008. This decrease was partially offset by higher worldwide theatrical revenues. The fiscal year ended June 30, 2008 included the successful worldwide theatrical and home entertainment performances of The Simpsons Movie, Alvin and the Chipmunks, Live Free or Die Hard, Juno, and Fantastic Four: Rise of the Silver Surfer. Also included in fiscal 2008 were the theatrical releases of What Happens in Vegas, The Happening, Horton Hears a Who! and their related initial releasing costs, as well as the costs relating to the theatrical release of Meet Dave which was released subsequent to June 30, 2008. Additional titles contributing to fiscal year ended June 30, 2008 were the worldwide home entertainment and pay television performances of Night at the Museum, Borat: Cultural Learnings of America for Make Benefit Glorious Nation of Kazakhstan and Eragon. The fiscal year ended June 30, 2007 included the initial releasing costs of Live Free or Die Hard, as well as the successful theatrical and home entertainment performances of Night at the Museum, Devil Wears Prada, Borat: Cultural Learnings of America for Make Benefit Glorious Nation of Kazakhstan and Fantastic Four: Rise of the Silver Surfer. Also contributing to fiscal year ended June 30, 2007 was the worldwide home entertainment and pay television performance of Ice Age: The Meltdown, X-Men: The Last Stand and Walk the Line.

For the fiscal year ended June 30, 2008, the Filmed Entertainment segment’s Operating income increased $21 million, or 2%, as compared to fiscal 2007. The increase was primarily due to lower releasing and production costs partially offset by the revenue decrease noted above.

Television (18% and 20% of the Company’s consolidated revenues in fiscal 2008 and 2007, respectively)

For the fiscal year ended June 30, 2008, Television segment revenues increased $102 million, or 2%, as compared to fiscal 2007. The Television segment reported an increase in Operating income for the fiscal year ended June 30, 2008 of $164 million, or 17%, as compared to fiscal 2007.

Revenues for the fiscal year ended June 30, 2008 at the Company’s U.S. television operations increased 1% as compared to fiscal 2007. The increase was primarily due to increased advertising revenues from the broadcast of the Super Bowl, which was not broadcast on FOX in fiscal 2007 and higher advertising revenues due to higher pricing for the broadcast of NFL games and higher pricing during FOX prime-time. These revenue increases were partially offset by reduced coverage of the MLB post-season, lower ratings as a result of the absence of several programs due to the Writer’s Guild of America strike in fiscal 2008, as well as a decrease in automotive, political, movies and telecommunication advertising revenues at the Company’s television stations. Operating income for the fiscal year ended June 30, 2008 at the Company’s U.S. television operations increased 19% as compared to fiscal 2007. The increase in Operating income was a result of the revenue increases noted above, as well as improved operating results at MyNetworkTV due to lower programming costs. Also contributing to the increase in Operating income for the fiscal year ended June 30, 2008 was the absence of the costs associated with reduced coverage of the MLB post-season and lower programming costs associated with the Writer’s Guild of America strike. The increases noted above were partially offset by increased sports programming costs due to the broadcast of the Super Bowl.

Revenues for the fiscal year ended June 30, 2008 at the Company’s international television operations increased as compared to fiscal 2007. The increase was primarily due to higher advertising revenues in India and higher subscription revenues. Operating income at the Company’s international television operations decreased for the fiscal year ended June 30, 2008 as compared to fiscal 2007, primarily due to increased programming costs, which were partially offset by the revenue increases noted above.

Cable Network Programming (15% and 13% of the Company’s consolidated revenues in fiscal 2008 and 2007, respectively)

For the fiscal year ended June 30, 2008, revenues at the Cable Network Programming segment increased $1.1 billion, or 28%, as compared to fiscal 2007. This increase was driven by higher net affiliate and advertising revenues at Fox News, FX, and the Company’s international cable channels as well as affiliate revenue growth at the RSNs. Also contributing to the revenue growth was incremental revenues of $356 million for the fiscal year ended June 30, 2008 due to the consolidation of the National Geographic channels.

For the fiscal year ended June 30, 2008, Fox News’ revenues increased 21% as compared to fiscal 2007, primarily due to an increase in net affiliate and advertising revenues. Net affiliate revenues increased 44% primarily due to higher average rates per subscriber and lower cable distribution amortization as compared to fiscal 2007. Advertising revenues increased 7% as compared to fiscal 2007 due to higher volume and higher pricing. As of June 30, 2008, Fox News reached approximately 93 million Nielsen households.

FX’s revenues increased 10% for the fiscal year ended June 30, 2008 as compared to fiscal 2007, driven by net affiliate and advertising revenue increases. Net affiliate revenues increased 10% for the fiscal year ended June 30, 2008 as a result of an increase in average rate per subscriber and the number of subscribers. Advertising revenues for the fiscal year ended June 30, 2008 increased 6% as compared to fiscal 2007 due to higher pricing and volume. As of June 30, 2008, FX reached approximately 93 million Nielsen households.

The RSNs’ revenues increased 10% for the fiscal year ended June 30, 2008 as compared to fiscal 2007, primarily due to increases in net affiliate revenues, partially offset by lower advertising revenue. During the fiscal year ended June 30, 2008, net affiliate revenues increased 13% as compared to fiscal 2007, primarily due to higher affiliate rates and a higher number of subscribers. Advertising revenue during the fiscal year ended June 30, 2008 decreased 3% as compared to fiscal 2007, primarily due to the divestiture of three RSN’s to Liberty.

The Company’s international cable channels’ revenues increased for the fiscal year ended June 30, 2008 as compared to fiscal 2007, primarily due to the consolidation of NGC Network Europe LLC (“NGC Europe”) which was not consolidated in fiscal 2007. Also contributing to the increase was improved advertising sales and subscriber growth at the other FIC channels.

For the fiscal year ended June 30, 2008, Operating income at the Cable Network Programming segment increased $179 million, or 16%, as compared to fiscal 2007, primarily due to the increases in revenues noted above. The revenue increases were partially offset by a $912 million increase in operating expenses during the fiscal year ended June 30, 2008 as compared to fiscal 2007. The increases in operating expenses were primarily due to increased programming costs resulting from higher entertainment programming costs from movies, syndicated and original shows and the additional costs associated with the launches of the Big Ten Network and Fox Business Network in fiscal 2008. The launches of the Big Ten Network and Fox Business Network resulted in approximately $160 million in operating losses for the fiscal year ended June 30, 2008. The consolidation of the National Geographic channels resulted in incremental Operating income of approximately $87 million for the fiscal year ended June 30, 2008. Also contributing to the increased expenses were higher Selling, general and administrative expenses during the fiscal year ended June 30, 2008, primarily due to the launch of the new channels.

Direct Broadcast Satellite Television (11% of the Company’s consolidated revenues in fiscal 2008 and 2007)

For the fiscal year ended June 30, 2008, SKY Italia revenues increased $673 million, or 22%, as compared to fiscal 2007. This revenue growth was primarily driven by a net increase of approximately 366,000 in subscribers during fiscal 2008, which increased SKY Italia’s total subscriber base to almost 4.6 million at June 30, 2008. The total churn for the fiscal year ended June 30, 2008 was approximately 429,000 subscribers on an average subscriber base of 4.4 million, as compared to churn of approximately 423,000 subscribers on an average subscriber base of 4.0 million in fiscal 2007. Subscriber churn for the period represents the number of SKY Italia subscribers whose service was disconnected during the period. Also contributing to the increase in revenues was the weakening of the U.S. dollar which represented 12% of the increase in revenues for the fiscal year ended June 30, 2008.

Average revenue per subscriber (“ARPU”) for the fiscal year ended June 30, 2008 was approximately €44, which was consistent with the ARPU for fiscal 2007. SKY Italia calculates ARPU by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue for the period. Average subscribers are calculated for the respective periods by adding the beginning and ending subscribers for the period and dividing by two.

Subscriber acquisition costs per subscriber (“SAC”) of approximately €260 in fiscal 2008 were consistent with that of fiscal 2007, as an increase in upfront activation fees paid by subscribers was substantially offset by an increase in sales commissions during fiscal 2008. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross SKY Italia subscribers added during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly by SKY Italia to subscribers and the costs related to installation and acquisition advertising, net of any upfront activation fee. SKY Italia excludes the value of equipment capitalized under SKY Italia’s equipment lease program, as well as payments and the value of returned equipment related to disconnected lease program subscribers from subscriber acquisition costs.

For the fiscal year ended June 30, 2008, SKY Italia’s operating results improved by $198 million as compared to fiscal 2007. The increases were primarily due to the revenue increases noted above, partially offset by an increase in operating expenses. The increase in operating expenses was primarily due to higher fees paid for programming costs as a result of an increase in the number of subscribers, the addition of new channels, as well as an increased number of movie titles. For the fiscal year ended June 30, 2008, the weakening of the U.S. dollar represented 13% of the total improvement in operating results.

Magazines and Inserts (4% of the Company’s consolidated revenues in fiscal 2008 and 2007)

For the fiscal year ended June 30, 2008, revenues at the Magazines and Inserts segment increased $5 million as compared to fiscal 2007. The increase in revenues primarily resulted from an increase in rates and volume of in-store marketing products, partially offset by reduced rates and volume of free-standing insert products.

For the fiscal year ended June 30, 2008, Operating income increased $17 million, or 5%, as compared to fiscal 2007. The increase was primarily due to the revenue increases noted above, as well as lower store commissions for in-store marketing products and lower production costs for free-standing insert products.

Newspapers and Information Services (19% and 16% of the Company’s consolidated revenues in fiscal 2008 and 2007, respectively)

For the fiscal year ended June 30, 2008, revenues at the Newspapers and Information Services segment increased $1.8 billion, or 39%, as compared to fiscal 2007, primarily due to the inclusion of Dow Jones beginning December 13, 2007 and revenue growth in Australia and the United Kingdom. During fiscal 2008, the weakening of the U.S. dollar resulted in increases of approximately 7% in revenues as compared to fiscal 2007. Operating income for the fiscal year ended June 30, 2008 increased $114 million, or 17%, as compared to fiscal 2007, primarily due to the revenue growth noted above, partially offset by increased costs related to the printing presses upgrade in the United Kingdom, which was completed in fiscal 2008. Dow Jones contributed $1.1 billion of revenue and $45 million of Operating income, including $47 million of Dow Jones related purchase price adjustments, for the fiscal year ended June 30, 2008. During fiscal 2008, the weakening of the U.S. dollar resulted in increases of approximately 12% in Operating income as compared to fiscal 2007.

For the fiscal year ended June 30, 2008, the Australian newspapers’ revenues increased 27% as compared to fiscal 2007, primarily due to higher advertising revenues, incremental revenues from the acquisition of the Federal Publishing Company’s group of companies in April 2007 and favorable foreign exchange movements. Operating income for the fiscal year ended June 30, 2008 increased 28% as compared to fiscal 2007, primarily due to the revenue increases noted above which were partially offset by an increase in employee related costs.

For the fiscal year ended June 30, 2008, the UK newspapers’ revenues increased 5% as compared to fiscal 2007, primarily due to favorable foreign exchange movements, as well as higher Internet revenues. Internet revenues increased primarily due to incremental revenues from acquisitions made in fiscal 2007 and higher Internet advertising revenues. Operating income decreased for the fiscal year ended June 30, 2008 as compared to fiscal 2007, primarily due to incremental accelerated depreciation of $45 million recorded for the printing presses and printing facilities that were replaced earlier than originally anticipated.

Book Publishing (4% and 5% of the Company’s consolidated revenues in fiscal 2008 and 2007, respectively)

For the fiscal year ended June 30, 2008, revenues at Book Publishing segment increased $41 million, or 3%, from fiscal 2007, primarily due to distribution revenues earned on the final release of the Harry Potter series book published by Scholastic and the addition of a new distribution client during the fiscal year ended June 30, 2008. This increase was partially offset by lower revenue on Lemony Snicket’s Series of Unfortunate Events titles. During the fiscal year ended June 30, 2008, HarperCollins had 165 titles on The New York Times Bestseller List with 14 titles reaching the number one position.

Operating income for the fiscal year ended June 30, 2008 was relatively consistent with Operating income for the fiscal year ended June 30, 2007 as the revenue increases noted above were offset by increased distribution, royalty and printing costs.

Other (9% and 8% of the Company’s consolidated revenues in fiscal 2008 and 2007, respectively)

For the fiscal year ended June 30, 2008, revenues at the Other operating segment increased $702 million, or 31%, as compared to fiscal 2007, primarily due to incremental revenues received from the search technology and services agreement with Google and increased advertising revenues from FIM’s Internet sites. The revenue increase was also driven by incremental revenues from the Jamba joint venture which was formed in January 2007, as well as higher revenues from NDS.

Operating results for the fiscal year ended June 30, 2008 increased $235 million as compared to fiscal 2007. The increase was primarily due to a gain of $126 million from the sale of a parcel of land the Company owned in the United Kingdom in June 2008 and due to the revenue increases noted above. The revenue increases at FIM were partially offset by higher costs due to increased development and technical activity, the domestic and international expansion of the business and costs associated with the launch of new business ventures. Also contributing to the increase in operating results was the absence of losses for the ICC Cricket World Cup included in fiscal 2007; however, this was offset by start up losses in conjunction with the Company’s Eastern European broadcasting initiatives.

Results of Operations—Fiscal 2007 versus Fiscal 2006

The following table sets forth the Company’s operating results for fiscal 2007 as compared to fiscal 2006.

	For the years ended June 30,
	2007	2006	Change	% Change
	($ millions)
Revenues	$28,655	$25,327	$3,328	13%
Expenses:
Operating	18,645	16,593	2,052	12%
Selling, general and administrative	4,655	3,982	673	17%
Depreciation and amortization	879	775	104	13%
Other operating charges	24	109	(85)	(78)%

Total operating income	4,452	3,868	584	15%

Equity earnings of affiliates	1,019	888	131	15%
Interest expense, net	(843)	(791)	(52)	7%
Interest income	319	246	73	30%
Other, net	359	194	165	85%

Income from continuing operations before income tax expense and minority interest in subsidiaries	5,306	4,405	901	20%
Income tax expense	(1,814)	(1,526)	(288)	19%
Minority interest in subsidiaries, net of tax	(66)	(67)	1	(1)%

Income from continuing operations	3,426	2,812	614	22%
Gain on disposition of discontinued operations, net of tax	—	515	(515)	* *

Income before cumulative effect of accounting change	3,426	3,327	99	3%
Cumulative effect of accounting change, net of tax	—	(1,013)	1,013	* *

Net income	$3,426	$2,314	$1,112	48%

Diluted earnings per share from continuing operations (1)	$1.08	$0.87	$0.21	24%

**	not meaningful

(1)

Represents earnings per share based on the total weighted average shares outstanding (Class A Common Stock and Class B Common Stock combined) for the fiscal years ended June 30, 2007 and 2006. Class A Common Stock carried rights to a greater dividend than Class B Common Stock through fiscal 2007. As such, net income available to the Company’s stockholders is allocated between the Class A Common Stock and Class B Common Stock. Subsequent to the final fiscal 2007 dividend payment, shares of Class A Common Stock ceased to carry any rights to a greater dividend than shares of Class B Common Stock. See Note 19 to the Consolidated Financial Statements of News Corporation.

Overview—The Company’s revenues in fiscal 2007 increased 13% as compared to fiscal 2006. The increase was primarily due to revenue increases at the Cable Network Programming, Filmed Entertainment, DBS, Newspapers and Information Services, Television and Other segments.

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

Operating income increased 15% for the fiscal year ending June 30, 2007 as compared to fiscal 2006, primarily due to increased Operating income at the Cable Networks Programming, DBS, Newspapers and Information Services and Filmed Entertainment segments.

During the fiscal year ended June 30, 2007, the weakening of the U.S. dollar resulted in an increase of approximately 2% in both revenues and Operating income as compared to fiscal 2006.

Equity earnings of affiliates—Net earnings from equity affiliates increased $131 million for the fiscal year ended June 30, 2007 as compared to fiscal 2006. Fiscal 2007 reflected increased contributions from DIRECTV, resulting from subscriber growth and higher pricing, as well as lower expenses resulting from DIRECTV’s set-top receiver lease program. These improvements were offset by the absence of equity earnings from Innova S. de R.L. de C.V. (“Innova”) sold in February 2006 and Sky Brasil Servicos Ltda (“Sky Brasil”) sold in August 2006 and increased costs at BSkyB associated with the launch of broadband.

	For the years ended June 30,
	2007	2006	Change	% Change
	($ millions)
The Company’s share of equity earnings of affiliates principally consists of:
DBS equity affiliates	$844	$723	$121	17%
Cable channel equity affiliates	98	68	30	44%
Other equity affiliates	77	97	(20)	(21)%

Total equity earnings of affiliates	$1,019	$888	$131	15%

Interest expense, net—Interest expense, net for the fiscal year ended June 30, 2007 increased $52 million as compared to fiscal 2006, primarily due to the issuance of $1,150 million in 6.4% Senior Notes due 2035 in December 2005 and $1,000 million in 6.15% Senior Notes due 2037 in March 2007.

Interest income—Interest income for the fiscal year ended June 30, 2007 increased $73 million as compared to fiscal 2006, primarily resulting from higher cash balances during the period.

Other, net—

	For the years ended June 30,
	2007	2006
	(in millions)
Gain on sale of Sky Brasil (a)	$261	$—
Gain on sale of Phoenix Satellite Television Holdings Limited (b)	136	—
Termination of participation rights agreement (b)	97	—
Gain on sale of Innova (a)	—	206
Gain on sale of China Netcom Group Corporation (a)	—	52
Impairment of cost based investments (a)	(2)	(14)
Change in fair value of exchangeable securities (c)	(126)	(76)
Other	(7)	26

Total Other, net	$359	$194

(a)	See Note 6 to the Consolidated Financial Statements of News Corporation.
(b)	See Note 3 to the Consolidated Financial Statements of News Corporation.
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

Gain on disposition of discontinued operations, net of tax—During fiscal 2006, the Company sold its TSL Education Ltd. division (“TSL”), which primarily included The Times Educational Supplement publication in the United Kingdom, for cash consideration of approximately $395 million. In connection with this transaction, the Company recorded a gain of $381 million, net of tax of $0. Also in fiscal 2006, the Company sold Sky Radio Limited (“Sky Radio”), a commercial radio station group in the Netherlands and Germany, for cash consideration of approximately $215 million. In connection with this transaction, the Company recorded a gain of approximately $134 million, net of tax of $0. Both of these transactions are included in gain on disposition of discontinued operations in the consolidated statements of operations for the fiscal year ended June 30, 2006.

There was no provision for income taxes related to these transactions as any tax due was offset by a release of a valuation allowance that was applied to an existing deferred tax asset established for capital losses, which, because of the sale of TSL and Sky Radio, was utilized.

Cumulative effect of accounting change, net of tax—Effective July 1, 2005, the Company adopted Emerging Issues Task Force (“EITF”) Topic No. D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill” (“EITF D-108”). EITF D-108 requires companies who have applied the residual value method in the valuation of acquired identifiable intangibles for purchase accounting and impairment testing to use a direct value method. As a result of the adoption, the Company recorded a charge of $1.6 billion ($1 billion net of tax, or ($0.33) per diluted share of Class A Common Stock and ($0.28) per diluted share of Class B Common Stock), to reduce the intangible balances attributable to its television stations’ FCC licenses. This charge has been reflected as a cumulative effect of accounting change, net of tax in the consolidated statements of operations for the fiscal year ended June 30, 2006.

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

Segment Analysis:

The following table sets forth the Company’s revenues and operating income by segment for fiscal 2007 as compared to fiscal 2006.

	For the years ended June 30,
	2007	2006	Change	% Change
	($ millions)
Revenues:
Filmed Entertainment	$6,734	$6,199	$535	9%
Television	5,705	5,334	371	7%
Cable Network Programming	3,902	3,358	544	16%
Direct Broadcast Satellite Television	3,076	2,542	534	21%
Magazines and Inserts	1,119	1,090	29	3%
Newspapers and Information Services	4,486	4,095	391	10%
Book Publishing	1,347	1,312	35	3%
Other	2,286	1,397	889	64%

Total revenues	$28,655	$25,327	$3,328	13%

Operating income (loss):
Filmed Entertainment	$1,225	$1,092	$133	12%
Television	962	1,032	(70)	(7)%
Cable Network Programming	1,090	864	226	26%
Direct Broadcast Satellite Television	221	39	182	* *
Magazines and Inserts	335	307	28	9%
Newspapers and Information Services	653	517	136	26%
Book Publishing	159	167	(8)	(5)%
Other	(193)	(150)	(43)	29%

Total operating income	$4,452	$3,868	$584	15%

**	not meaningful

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

Operating income at the Filmed Entertainment segment for fiscal 2007 increased $133 million, or 12%, as compared to fiscal 2006. The improvement was primarily due to the revenue increases noted above, which were partially offset by a $402 million increase in operating expenses resulting from higher releasing costs and higher amortization of production and participation costs directly associated with the increase in revenues noted above.

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

Cable Network Programming (13% of the Company’s consolidated revenues in fiscal 2007 and 2006)

For the fiscal year ended June 30, 2007, revenues at the Cable Network Programming segment increased $544 million, or 16%, as compared to fiscal 2006. The increase was driven by higher net affiliate and advertising revenues at the RSNs, Fox News and FIC, as well as increased net affiliate revenues at FX.

The RSNs’ revenues increased 12% for the fiscal year ended June 30, 2007 as compared to fiscal 2006, primarily due to net affiliate and advertising revenue increases. Net affiliate revenues increased 13% as compared to fiscal 2006, primarily due to higher average rates per subscriber and a higher number of subscribers, including those from the acquisition of SportSouth in May 2006. Advertising revenue increased 8% as compared to fiscal 2006, primarily due to additional revenues from the increased number of MLB and National Basketball Association (“NBA”) games broadcasted.

Fox News’ revenues increased 19% for the fiscal year ended June 30, 2007 as compared to fiscal 2006, primarily due to net affiliate and advertising revenue increases. Net affiliate revenues increased 55% for the fiscal year ended June 30, 2007, as a result of increases in average rates per subscriber and lower cable distribution amortization as compared to fiscal 2006. Advertising revenues for the fiscal year ended June 30, 2007 increased 2% as compared to fiscal 2006 due to higher pricing and higher volume. In addition, revenue from licensing fees contributed to the increase in fiscal 2007. As of June 30, 2007, Fox News reached approximately 92 million Nielsen households.

FX’s revenues increased 4% for the fiscal year ended June 30, 2007 as compared to fiscal 2006, primarily due to an increase in net affiliate revenues. Net affiliate revenues increased 7% as compared to fiscal 2006, primarily due to an increase in the average rate per subscriber and in the number of subscribers. As of June 30, 2007, FX reached approximately 92 million Nielsen households.

Revenues at the Company’s international cable channels increased 65% for the fiscal year ended June 30, 2007 as compared to fiscal 2006. The increases were primarily due to incremental revenues of $65 million from the consolidation of NGC Network International LLC (“NGC International”) and NGC Network Latin America LLC (“NGC Latin America”) beginning January 1, 2007, as well as improved advertising sales and subscriber growth at the other FIC channels.

The Cable Network Programming segment Operating income increased $226 million, or 26%, for the fiscal year ended June 30, 2007, as compared to fiscal 2006. This improvement in Operating income was primarily driven by the revenue increases noted above, partially offset by a $318 million increase in operating expenses primarily due to higher sports rights amortization mainly due to additional games and higher entertainment programming for new shows. Also contributing to the Operating income increase was $16 million of incremental Operating income from the consolidation of NGC International and NGC Latin America.

Direct Broadcast Satellite Television (11% and 10% of the Company’s consolidated revenues in fiscal 2007 and 2006, respectively)

For the fiscal year ended June 30, 2007, SKY Italia’s revenues increased $534 million, or 21%, as compared to fiscal 2006. This revenue growth was primarily driven by an increase in subscribers over fiscal 2006. During fiscal 2007, SKY Italia added approximately 368,000 net subscribers, which resulted in SKY Italia’s subscriber base totaling almost 4.2 million at June 30, 2007. The total churn for the fiscal year ended June 30, 2007 was approximately 423,000 on an average subscriber base of approximately 4.0 million, as compared to churn of approximately 314,000 subscribers on an average subscriber base of approximately 3.6 million in fiscal 2006. Subscriber churn for the period represents the number of SKY Italia subscribers whose service was disconnected during the period. During the fiscal year ended June 30, 2007, the weakening of the U.S. dollar in relation to the Euro represented 7% of the increase in revenues.

SKY Italia’s ARPU for the fiscal year ended June 30, 2007 was approximately €44 and was consistent with that of fiscal 2006.

SAC of approximately €260 in fiscal 2007 was consistent with that of fiscal 2006, primarily due to an increase in commissions being offset by lower average installation costs.

For the fiscal year ended June 30, 2007, Operating income at SKY Italia improved by $182 million as compared to fiscal 2006. The improvement in fiscal 2007 was primarily due to the revenue increases noted above, partially offset by higher programming costs due to the increased subscriber base, as well as higher sports rights amortization. During the fiscal year ended June 30, 2007, the weakening of the U.S. dollar in relation to the Euro represented 7% of the total improvement in operating results.

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

Newspapers and Information Services (16% of the Company’s consolidated revenues in fiscal 2007 and 2006)

For the fiscal year ended June 30, 2007, revenues at the Newspapers and Information Services segment increased $391 million, or 10%, as compared to fiscal 2006. Operating income increased $136 million, or 26%, for the fiscal year ended June 30, 2007 as compared to fiscal 2006. The weakening of the U.S. dollar resulted in approximately 7% of the increases in both revenues and Operating income for the fiscal year ended June 30, 2007 as compared to fiscal 2006.

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

Book Publishing (5% of the Company’s consolidated revenues in fiscal 2007 and 2006)

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

Other (8% and 6% of the Company’s consolidated revenues in fiscal 2007 and 2006, respectively)

For the fiscal year ended June 30, 2007, revenues at the Other operating segment increased $889 million, or 64%, as compared to fiscal 2006. The increase was primarily driven by an increase in the number of active users and higher advertising revenues from FIM’s Internet sites. The revenue increase was also driven by incremental revenues from acquisitions by FIM in October 2005 and from the Jamba joint venture which was formed in January 2007. Also contributing to the revenue increase was Global Cricket Corporation’s sale of the broadcast and sponsorship rights of the ICC Cricket World Cup with no comparable event in fiscal 2006.

Operating results for the fiscal year ended June 30, 2007, decreased $43 million as compared to fiscal 2006, primarily due to a loss on the ICC Cricket World Cup which can be attributable to a shortfall in advertising and sponsorship revenue. This underperformance was due to the early elimination of two of the more popular teams from the competition, which resulted in matches among less well-known teams, significantly reducing the Company’s advertising and sponsorship revenues. Also contributing to the decrease was higher employee costs and higher costs related to Internet initiatives. The decrease in operating results was partially offset by Operating income improvements of $83 million at FIM, primarily due to the revenue increases noted above.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds; however, the Company has access to the worldwide capital markets, a $2.25 billion revolving credit facility and various film co-production alternatives to supplement its cash flows. At June 30, 2008, no amounts were outstanding under the New Credit Agreement. Also, as of June 30, 2008, the Company had consolidated cash and cash equivalents of approximately $4.7 billion. The Company believes that cash flows from operations will be adequate for the Company to conduct its operations. The Company’s internally generated funds are highly dependent upon the state of the advertising market and public acceptance of film and television products. Any significant decline in the advertising market or the performance of the Company’s films could adversely impact its cash flows from operations which could require the Company to seek other sources of funds including proceeds from the sale of certain assets or other alternative sources.

The principal uses of cash that affect the Company’s liquidity position include the following: investments in the production and distribution of new feature films and television programs; the acquisition of and payments for programming rights for entertainment and sports programming; paper purchases; operational expenditures, including employee costs; capital expenditures; interest expense; income tax payments; investments in associated entities; dividends; acquisitions; and stock repurchases.

The Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

Sources and Uses of Cash—Fiscal 2008 vs. Fiscal 2007

Net cash provided by operating activities for the fiscal years ended June 30, 2008 and 2007 is as follows (in millions):

Years Ended June 30,	2008	2007
Net cash provided by operating activities	$3,925	$4,110

The decrease in net cash provided by operating activities reflects higher tax payments, higher film production spending and additional payments made under the United Kingdom redundancy program. These decreases were partially offset by higher cash provided by operating activities primarily from the Television, Cable Network Programming and Newspapers and Information Services segments during the fiscal year ended June 30, 2008 as compared to fiscal 2007. The increase in the Television segment was due to higher receipts from the broadcast of the Super Bowl, which was not broadcast on FOX in fiscal 2007, and lower payments for programming. The increase at the Cable Network Programming segment reflects higher affiliate receipts, and the increase at the Newspapers and Information Services segment reflects higher advertising receipts at the Company’s Australian newspapers.

Net cash used in investing activities for the fiscal years ended June 30, 2008 and 2007 is as follows (in millions):

Years Ended June 30,	2008	2007
Net cash used in investing activities	$(6,354)	$(2,076)

Net cash used in investing activities during the fiscal year ended June 30, 2008 was higher than fiscal 2007, primarily due to the Company’s acquisitions of Dow Jones in December 2007 and of Photobucket in July 2007. The increase in cash used for acquisitions was partially offset by cash proceeds from the sale of the Company’s investment in Gemstar in April 2008.

Net cash used in financing activities for the fiscal years ended June 30, 2008 and 2007 is as follows (in millions):

Years Ended June 30,	2008	2007
Net cash used in financing activities	$(636)	$(273)

The increase in net cash used in financing activities was primarily due to a decrease in cash receipts from borrowings, net of repayments, of $434 million, and a decrease in cash received from the issuance of shares. During fiscal 2008, the Company received net proceeds of $1,237 million from the issuance of $1,250 million 6.65% Senior Notes due 2037, in November 2007 and retired its $350 million 6.625% Senior Notes due 2008 and $225 million 3.875% notes due 2008, as well as $131 million in commercial paper assumed as part of the Dow Jones acquisition. The increase in net cash used in financing activities was partially offset by a reduction in cash used for share repurchases of $355 million in fiscal 2007.

The total dividends declared related to fiscal 2008 results were $0.12 per share of Class A Common Stock and Class B Common Stock. In August 2008, the Company declared the final dividend on fiscal 2008 results of $0.06 per share for Class A Common Stock and Class B Common Stock. This together with the interim dividend of $0.06 per share of Class A Common Stock and Class B Common Stock constitute the total dividend relating to fiscal 2008.

Based on the number of shares outstanding as of June 30, 2008, the total aggregate cash dividends expected to be paid to stockholders in fiscal 2009 is approximately $313 million.

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

The total dividends declared related to fiscal 2007 results were $0.12 per share of Class A Common Stock and $0.10 per share of Class B Common Stock. In August 2007, the Company declared the final dividend on fiscal 2007 results of $0.06 per share for Class A Common Stock and $0.05 per share for Class B Common Stock. This, together with the interim dividend of $0.06 per share of Class A Common Stock and a dividend of $0.05 per share of Class B Common Stock, constitutes the total dividend relating to fiscal 2007.

Debt Instruments and Guarantees

Debt Instruments(1)

	Years ended June 30,
	2008	2007	2006
	(in millions)
Borrowings
Notes due November 2037	$1,237	$—	$—
Notes due March 2037	—	1,000	—
Notes due December 2035	—	—	1,133
Bank loans	7	187	26
All other	48	9	—

Total borrowings	$1,292	$1,196	$1,159

Repayments of borrowings
Notes due January 2008	$(350)	$—	$—
Notes due February 2008 (2)	(225)	—	—
Bank loans	—	(154)	(10)
Liquid Yield Option™ Notes	—	—	(831)
All other	(153)	(44)	(24)

Total repayment of borrowings	$(728)	$(198)	$(865)

(1)	See Note 9 to the Consolidated Financial Statements of News Corporation for information with respect to borrowings.
(2)	Debt acquired in the acquisition of Dow Jones. See Note 3 to the Consolidated Financial Statements of News Corporation.

LYONs

In February 2001, the Company issued Liquid Yield Option™ Notes (“LYONs”) which pay no interest and had an aggregate principal amount at maturity of $1,515 million representing a yield of 3.5% per annum on the issue price. The holders may exchange the notes at any time into Class A Common Stock or, at the option of the Company, the cash equivalent thereof at a fixed exchange rate of 24.2966 shares of Class A Common Stock per $1,000 note. The LYONs are redeemable at the option of the holders on February 28, 2011 and February 28, 2016 at a price of $706.82 and $840.73, respectively. The Company, at its election, may satisfy the redemption amounts in cash, Class A Common Stock or any combination thereof. The Company can redeem the notes in cash at any time at specified redemption amounts.

On February 28, 2006, 92% of the LYONs were redeemed for cash at the specified redemption amount of $594.25 per LYON. Accordingly, the Company paid an aggregate of approximately $831 million to the holders of the LYONs that had exercised this redemption option. The pro-rata portion of unamortized deferred financing costs relating to the redeemed LYONs approximating $13 million was recognized and included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2006.

Ratings of the Public Debt

The table below summarizes the Company’s credit ratings as of June 30, 2008.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa 1	Stable
S&P	BBB+	Stable

Revolving Credit Agreement

On May 23, 2007, News America Incorporated (“NAI”), a subsidiary of the Company, terminated its existing $1.75 billion Revolving Credit Agreement (the “Prior Credit Agreement”) and entered into a new Credit Agreement (the “New Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein (the “Lenders”), Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent. The New Credit Agreement consists of a $2.25 billion five-year unsecured revolving credit facility with a sublimit of $600 million available for the issuance of letters of credit. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the New Credit Agreement include, among others, the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.08% regardless of facility usage. The Company pays interest of a margin over LIBOR for borrowings and a letter of credit fee of 0.27%. The Company is subject to additional fees of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. Under the New Credit Agreement, NAI may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion. The New Credit Agreement is available for the general corporate purposes of NAI, the Company and its subsidiaries. The maturity date is in May 2012, however, NAI may request that the Lenders’ commitments be renewed for up to two additional one year periods. At June 30, 2008, no amounts were outstanding under the New Credit Agreement.

Commitments and Guarantees

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2008.

	As of June 30, 2008
	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Contracts for capital expenditure
Land and buildings	$13	$13	$—	$—	$—
Plant and machinery	229	222	5	2	—
Operating leases (a)
Land and buildings	3,550	352	650	544	2,004
Plant and machinery	982	200	245	192	345
Other commitments
Borrowings	11,819	281	261	528	10,749
Exchangeable securities	1,692	—	—	1,561	131
News America Marketing (b)	368	101	144	94	29
Sports programming rights (c)	16,866	3,072	4,555	3,327	5,912
Entertainment programming rights	3,799	1,843	1,476	272	208
Other commitments and contractual obligations (d)	2,665	659	823	585	598

Total commitments, borrowings and contractual obligations	$41,983	$6,743	$8,159	$7,105	$19,976

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

	As of June 30, 2008
	Total Amounts Committed	Amount of Guarantees Expiration Per Period
Contingent guarantees:		1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Programming rights (e)	$502	$31	$162	$80	$229
Other	62	42	12	8	—

	$564	$73	$174	$88	$229

(a)

The Company leases transponders, office facilities, warehouse facilities, equipment and microwave transmitters used to carry broadcast signals. These leases, which are classified as operating leases, expire at certain dates through fiscal 2090. In addition, the Company leases various printing plants, which leases expire at various dates through fiscal 2095.

(b)

News America Marketing Group (“NAMG”), a leading provider of in-store marketing products and services primarily to consumer packaged goods manufacturers, enters into agreements with retailers to occupy space for the display of point of sale advertising.

(c)

The Company’s contract with MLB gives the Company rights to broadcast certain regular season and post season games, as well as exclusive rights to broadcast MLB’s World Series and All-Star Game through the 2013 MLB season.

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

Under the Company’s contract with the Big Ten Conference, remaining future minimum payments for program rights to broadcast certain Big Ten Conference sporting events are payable over the remaining term of the contract through fiscal 2032.

In addition, the Company has certain other local sports broadcasting rights.

(d)	Includes obligations relating to third party printing contracts, television rating services, a distribution agreement and paper purchase obligations.
(e)

A joint-venture in which the Company owns a 50% equity interest, entered into an agreement for global programming rights. Under the terms of the agreement, the Company and the other joint-venture partner have jointly guaranteed the programming rights obligation.

The table excludes the Company’s pension, other postretirement benefits (“OPEB”) obligations and the gross unrecognized tax benefits for uncertain tax positions. The Company made primarily voluntary contributions of $57 million and $67 million to its pension plans in fiscal 2008 and fiscal 2007, respectively. Future plan contributions are dependent upon actual plan asset returns and interest rates and statutory requirements. Assuming that actual plan asset returns are consistent with the Company’s expected plan returns in fiscal 2009 and beyond, and that interest rates remain constant, the Company would not be required to make any material contributions to its U.S. pension plans for the immediate future. The Company expects to make a combination of voluntary contributions and statutory contributions of approximately $110 million to its pension plans in fiscal 2009. Payments due to participants under the Company’s pension plans are primarily paid out of the underlying trusts. Payments due under the Company’s OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company’s pension plans. The Company expects its OPEB payments to approximate $17 million in fiscal 2009. See Note 16 to the Consolidated Financial Statements of News Corporation for further discussion of the Company’s pension and OPEB plans.

The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of the beginning of fiscal year 2008. As noted above, the table excludes any reserves for income taxes under FIN 48 as the Company is unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes.

Contingencies

The Company’s wholly-owned subsidiary, News Outdoor owns and operates outdoor advertising companies and also owns approximately 73% of Media Support Services Limited (“MSS”), an outdoor advertising company in Russia. The minority stockholders of MSS had the right to sell a portion of their interests to News Outdoor during the first quarter of fiscal 2007 and exercised those rights. In certain limited circumstances, the minority stockholders of MSS have the right to sell, and News Outdoor has the right to purchase, the remaining minority interests at fair market value. The Company believes that the exercise of these sale rights, if any, will not have a material effect on its consolidated financial condition, future results of operations or liquidity. In June 2007, the Company announced its intention to explore strategic options for News Outdoor in connection with News Outdoor’s continued development plans. These strategic options include, but are not limited to, exploring the opportunity to expand News Outdoor’s existing shareholder group through new strategic and private equity partners. No agreement has yet been entered into with respect to any transaction.

Other than as disclosed in the notes to the accompanying Consolidated Financial Statements of News Corporation, the Company is party to several purchase and sale arrangements which become exercisable over the next ten years by the Company or the counter-party to the agreement. In the next twelve months, none of these arrangements that become exercisable are material. Purchase arrangements that are exercisable by the counter-party to the agreement, and that are outside the sole control of the Company are accounted for in accordance with EITF No. D-98 “Classification and Measurement of Redeemable Securities”. Accordingly, the fair values of such purchase arrangements are classified in Minority interest liabilities.

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

CRITICAL ACCOUNTING POLICIES

An accounting policy is considered to be critical if it is important to the Company's financial condition and results and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by management of the Company and the related disclosures have been reviewed with the Audit Committee of the Board. For a summary of all of the Company’s significant accounting policies, see Note 2 to the Consolidated Financial Statements of News Corporation.

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

Revenue Recognition

Filmed Entertainment—Revenues from distribution of feature films are recognized in accordance with Statement of Position (“SOP”) No. 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”). Revenues from the theatrical distribution of motion pictures are recognized as they are exhibited and revenues from home video and DVD sales, net of a reserve for estimated returns, together with related costs, are recognized on the date that video and DVD units are made widely available for sale by retailers and all Company-imposed restrictions on the sale of video and DVD units have expired. Revenues from television distribution are recognized when the motion picture or television program is made available to the licensee for broadcast.

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

License agreements for the broadcast of theatrical and television product in the broadcast network, syndicated television and cable television markets are routinely entered into in advance of their available date for broadcast. Cash received and amounts billed in connection with such contractual rights for which revenue is not yet recognizable is classified as deferred revenue. Because deferred revenue generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for broadcast under the terms of the related licensing agreement.

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

The costs of local and regional sports contracts for a specified number of events, are amortized on an event-by-event basis while costs for local and regional sports contracts for a specified season, are amortized over the season on a straight-line basis.

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

Carrying values of goodwill and intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company’s impairment review is based on, among other methods, a discounted cash flow approach that requires significant management judgments. Impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of the cash flows for that reporting unit. An impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset. The Company uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts, may signal that an asset has become impaired.

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

Income Taxes

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions in which it operates. The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining the Company’s tax expense and in evaluating its tax positions including evaluating uncertainties under FIN 48.

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

The Company maintains defined benefit pension plans covering a significant number of its employees and retirees. The primary plans have been closed to employees hired after January 1, 2008. For financial reporting purposes, net periodic pension expense (income) is calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations and an expected rate of return on plan assets. The Company considers current market conditions, including changes in investment returns and interest rates, in making these assumptions. In developing the expected long-term rate of return, the Company considered the pension portfolio's past average rate of returns, and future return expectations of the various asset classes. The expected long-term rate of return is based on an asset allocation assumption of 58% equities, 39% fixed-income securities and 3% in all other investments.

The discount rate reflects the market rate for high-quality fixed-income investments on the Company’s annual measurement date of June 30 and is subject to change each fiscal year. The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. The rate was determined by matching our expected benefit payments for the primary plans to a hypothetical yield curve developed using a portfolio of several hundred high quality non-callable corporate bonds.

The key assumptions used in developing the Company’s fiscal 2008, 2007 and 2006 net periodic pension expense (income) for its plans consists of the following:

	2008	2007	2006
	($ in millions)
Discount rate used to determine net periodic benefit cost	6.0%	5.9%	5.1%
Assets:
Expected rate of return	7.0%	7.0%	7.5%
Expected return	$166	$135	$122
Actual return	$(140)	$232	$186

(Loss)/Gain	$(306)	$97	$64
One year actual return	(4.4)%	12.3%	11.1%
Five year actual return	8.2%	9.0%	4.7%

The weighted average discount rate is volatile from year to year because it is determined based upon the prevailing rates in the United States, the United Kingdom and Australia as of the measurement date. The Company will utilize a weighted average discount rate of 6.7% in calculating the fiscal 2009 net periodic pension expense for its plans. The Company will continue to use a weighted average long-term rate of return of 7% for fiscal 2009 based principally on a combination of asset mix and historical experience of actual plan returns. The accumulated net losses on the Company’s pension plans at June 30, 2008 were $433 million which increased from $301 million at June 30, 2007. This increase of $132 million was due primarily to the recent performance of the global equity markets partially offset by a higher discount rate. Higher discount rates decrease the present values of benefit obligations and reduce the Company’s accumulated net loss and also decrease subsequent-year pension expense; lower discount rates increase present values of benefits obligations and increase the Company’s deferred losses and also increase subsequent-year pension expense. The net accumulated losses at June 30, 2007 were primarily a result of economic conditions and the strengthening of the mortality assumptions. Economic conditions impacting the Company’s defined benefit pension plans were the lower interest rate environment for high-quality fixed income debt instruments through fiscal 2006 and the downturn in the global equity markets in the earlier part of this decade. These deferred losses are being systematically recognized in future net periodic pension expense in accordance with SFAS No. 87, “Employers Accounting for Pensions” (“SFAS No. 87”). Unrecognized losses in excess of 10% of the greater of the market-related value of plan assets or the plans projected benefit obligation are recognized over the average future service of the plan participants.

The Company made contributions of $57 million, $67 million and $149 million to its pension plans in fiscal 2008, 2007 and 2006, respectively. These were primarily voluntary contributions made to improve the funded status of the plans which were impacted by the economic conditions noted above. Future plan contributions are dependent upon actual plan asset returns, statutory requirements and interest rate movements. Assuming that actual plan returns are consistent with the Company’s expected plan returns in fiscal 2009 and beyond, and that interest rates remain constant, the Company would not be required to make any material statutory contributions to its primary U.S. pension plans for the immediate future. The Company will continue to make voluntary contributions as necessary to improve funded status.

Changes in net periodic pension expense may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on PBO

0.25 percentage point decrease in discount rate	Increase $11 million	Increase $97 million

0.25 percentage point increase in discount rate	Decrease $11 million	Decrease $97 million

0.25 percentage point decrease in expected rate of return on assets	Increase $6 million	—

0.25 percentage point increase in expected rate of return on assets	Decrease $6 million	—

Net periodic pension expense for the Company’s pension plans is expected to be approximately $115 million in fiscal 2009. The increase is primarily due to the economic conditions noted above.

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

Foreign Currency Exchange Rates

The Company conducts operations in four principal currencies: the U.S. dollar, the British pound sterling, the Euro and the Australian dollar. These currencies operate as the functional currency for the Company’s U.S., European (including the United Kingdom) and Australian operations, respectively. Cash is managed centrally within each of the three regions with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements; drawdowns in the appropriate local currency are available from intercompany borrowings. Since earnings of the Company’s Australian and European (including the United Kingdom) operations are expected to be reinvested in those businesses indefinitely, the Company does not hedge its investment in the net assets of those foreign operations.

At June 30, 2008, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $133 million (including the Company’s non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $18 million at June 30, 2008.

Interest Rates

The Company’s current financing arrangements and facilities include $13.5 billion of outstanding debt with fixed interest and the New Credit Agreement, which carries variable interest. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. As of June 30, 2008, substantially all of the Company’s financial instruments with exposure to interest rate risk were denominated in U.S. dollars and had an aggregate fair value of $13.6 billion. The potential change in fair market value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $759 million at June 30, 2008.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity affiliates and had an aggregate fair value of approximately $7,748 million as of June 30, 2008. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $6,973 million. Such a hypothetical decrease would result in a before tax decrease in comprehensive income of approximately $14 million, as any changes in fair value of the Company’s equity affiliates are not recognized unless deemed other-than-temporary, as these investments are accounted for under the equity method.

In accordance with SFAS No. 133, the Company has recorded the conversion feature embedded in its exchangeable debentures in other liabilities. At June 30, 2008, the fair value of this conversion feature was $64 million and is sensitive to movements in the share price of one of the Company’s publicly traded equity affiliates. A significant variance in the price of the underlying stock could have a material impact on the operating results of the Company. A 10% increase in the price of the underlying shares, holding other factors constant, would increase the fair value of the call option by approximately $17 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEWS CORPORATION

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of News Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. News Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management conducted an assessment of the effectiveness of News Corporation’s internal control over financial reporting as of June 30, 2008, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of News Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of News Corporation’s Board of Directors.

Based on this assessment, management determined that, as of June 30, 2008, News Corporation maintained effective internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm who audited and reported on the consolidated financial statements of News Corporation included in this report, has audited the Company’s internal control over financial reporting. Their report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of News Corporation:

We have audited News Corporation’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). News Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, News Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of News Corporation as of June 30, 2008 and 2007, and the related consolidated statements of operations, cash flows, and stockholders’ equity and other comprehensive income for each of the three years in the period ended June 30, 2008 of News Corporation and our report dated August 8, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

August 8, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENTS

To the Stockholders and Board of Directors of News Corporation:

We have audited the accompanying consolidated balance sheets of News Corporation as of June 30, 2008 and 2007, and the related consolidated statements of operations, cash flows, and stockholders’ equity and other comprehensive income for each of the three years in the period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of News Corporation at June 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for uncertain tax positions, effective July 1, 2007, pension and other post-retirement obligations, effective June 30, 2007, and the valuation of certain acquired identifiable intangible assets, effective July 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), News Corporation’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 8, 2008 expressed an unqualified opinion thereon.

/s/ Ernst &Young LLP

New York, New York

August 8, 2008

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the years ended June 30,
	2008	2007	2006
Revenues	$32,996	$28,655	$25,327
Expenses:
Operating	20,531	18,645	16,593
Selling, general and administrative	5,984	4,655	3,982
Depreciation and amortization	1,207	879	775
Other operating (income) charges	(107)	24	109

Operating income	5,381	4,452	3,868
Other income (expense):
Equity earnings of affiliates	327	1,019	888
Interest expense, net	(926)	(843)	(791)
Interest income	246	319	246
Other, net	2,293	359	194

Income from continuing operations before income tax expense and minority interest in subsidiaries	7,321	5,306	4,405
Income tax expense	(1,803)	(1,814)	(1,526)
Minority interest in subsidiaries, net of tax	(131)	(66)	(67)

Income from continuing operations	5,387	3,426	2,812
Gain on disposition of discontinued operations, net of tax	—	—	515

Income before cumulative effect of accounting change	5,387	3,426	3,327
Cumulative effect of accounting change, net of tax	—	—	(1,013)

Net income	$5,387	$3,426	$2,314

Basic earnings per share:
Income from continuing operations	$1.82
Class A		$1.14	$0.92
Class B		$0.95	$0.77
Net Income	$1.82
Class A		$1.14	$0.76
Class B		$0.95	$0.63
Diluted earnings per share:
Income from continuing operations	$1.81
Class A		$1.14	$0.92
Class B		$0.95	$0.77
Net Income	$1.81
Class A		$1.14	$0.76
Class B		$0.95	$0.63

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of June 30,
	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$4,662	$7,654
Receivables, net	6,985	5,842
Inventories, net	2,255	2,039
Other	460	371

Total current assets	14,362	15,906

Non-current assets:
Receivables	464	437
Investments	3,284	11,413
Inventories, net	3,064	2,626
Property, plant and equipment, net	7,021	5,617
Intangible assets, net	14,460	11,703
Goodwill	18,620	13,819
Other non-current assets	1,033	822

Total assets	$62,308	$62,343

Liabilities and Stockholders’ Equity:
Current liabilities:
Borrowings	$281	$355
Accounts payable, accrued expenses and other current liabilities	5,695	4,545
Participations, residuals and royalties payable	1,288	1,185
Program rights payable	1,084	940
Deferred revenue	834	469

Total current liabilities	9,182	7,494

Non-current liabilities:
Borrowings	13,230	12,147
Other liabilities	4,823	3,319
Deferred income taxes	5,456	5,899
Minority interest in subsidiaries	994	562
Commitments and contingencies
Stockholders’ Equity:
Class A common stock (1)	18	21
Class B common stock (2)	8	10
Additional paid-in capital	17,214	27,333
Retained earnings and accumulated other comprehensive income	11,383	5,558

Total stockholders’ equity	28,623	32,922

Total liabilities and stockholders’ equity	$62,308	$62,343

(1)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,810,382,625 shares and 2,139,585,571 shares issued and outstanding, net of 1,776,890,952 and 1,777,593,698 treasury shares at par at June 30, 2008 and 2007, respectively.

(2)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares and 986,520,953 shares issued and outstanding, net of 313,721,702 treasury shares at par at June 30, 2008 and 2007, respectively.

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the years ended June 30,
	2008	2007	2006
Operating activities:
Net income	$5,387	$3,426	$2,314
Gain on disposition of discontinued operations, net of tax	—	—	(515)
Cumulative effect of accounting change, net of tax	—	—	1,013

Income from continuing operations	5,387	3,426	2,812
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	1,207	879	775
Amortization of cable distribution investments	80	77	103
Equity earnings of affiliates	(327)	(1,019)	(888)
Cash distributions received from affiliates	350	255	233
Other, net	(2,293)	(359)	(194)
Minority interest in subsidiaries, net of tax	131	66	67
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(923)	(169)	(765)
Inventories, net	(587)	(360)	(508)
Accounts payable and other liabilities	900	1,314	1,622

Net cash provided by operating activities	3,925	4,110	3,257

Investing activities:
Property, plant and equipment, net of acquisitions	(1,443)	(1,308)	(976)
Acquisitions, net of cash acquired	(5,567)	(1,059)	(1,989)
Investments in equity affiliates	(799)	(121)	(89)
Other investments	(125)	(328)	(28)
Proceeds from sale of investments, other non-current assets and business disposals	1,580	740	412
Proceeds from disposition of discontinued operations	—	—	610

Net cash used in investing activities	(6,354)	(2,076)	(2,060)

Financing activities:
Borrowings	1,292	1,196	1,159
Repayment of borrowings	(728)	(198)	(865)
Issuance of shares	90	392	232
Repurchase of shares	(939)	(1,294)	(2,027)
Dividends paid	(373)	(369)	(431)
Other, net	22	—	—

Net cash used in financing activities	(636)	(273)	(1,932)

Net (decrease) increase in cash and cash equivalents	(3,065)	1,761	(735)
Cash and cash equivalents, beginning of year	7,654	5,783	6,470
Exchange movement of opening cash balance	73	110	48

Cash and cash equivalents, end of year	$4,662	$7,654	$5,783

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

OTHER COMPREHENSIVE INCOME

(IN MILLIONS)

	For the years ended June 30,
	2008		2007		2006
	Shares	Amount	Shares	Amount	Shares	Amount
Class A common stock:
Balance, beginning of year	2,139	$21	2,169	$22	2,237	$22
Acquisitions	—	—	—	—	2	—
Shares issued	16	—	28	—	50	1
Treasury shares	—	—	—	—	(38)	—
Shares repurchased	(345)	(3)	(58)	(1)	(82)	(1)

Balance, end of year	1,810	18	2,139	21	2,169	22

Class B common stock:
Balance, beginning of year	987	10	987	10	1,030	10
Shares repurchased	(188)	(2)	—	—	(43)	—

Balance, end of year	799	8	987	10	987	10

Additional Paid-In Capital:
Balance, beginning of year		27,333		28,153		30,044
Acquisitions		31		—		33
Issuance of shares		198		394		750
Repurchase of shares		(10,527)		(1,293)		(2,026)
Treasury shares		—		—		(592)
Dividends declared		—		—		(239)
Other		179		79		183

Balance, end of year		17,214		27,333		28,153

Retained Earnings:
Balance, beginning of year		4,613		1,609		(527)
Net income		5,387		3,426		2,314
Dividends declared		(338)		(362)		(178)
Change in value of minority put arrangements and other		(45)		(60)		—

Balance, end of year		9,617		4,613		1,609

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of year		945		80		(172)
Adoption of Statement of Financial Accounting Standards Statement No. 158, net of tax		—		(199)		—
Other comprehensive income, net of income tax benefit (expense) of $61 million, $(1) million and $(124) million		821		1,064		252

Balance, end of year		1,766		945		80

Retained Earnings and accumulated other comprehensive income, end of year		11,383		5,558		1,689

Total Stockholders’ Equity		$28,623		$32,922		$29,874

Comprehensive Income:
Net income		5,387		3,426		2,314

Other comprehensive income, net of tax:
Unrealized holding (losses) gains on securities		(69)		121		(64)
Benefit plan adjustments		(86)		73		167
Foreign currency translation adjustments		976		870		149

Total other comprehensive income, net of tax		821		1,064		252

Total comprehensive income		$6,208		$4,490		$2,566

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

News Corporation and its subsidiaries (together, “News Corporation” or the “Company”) is a Delaware corporation. News Corporation is a diversified global media company, which manages and reports its businesses in eight segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production of original television programming worldwide; Television, which, as of June 30, 2008, principally consisted of the operation of 35 full power broadcast television stations, including nine duopolies, in the United States (of these stations, 25 are affiliated with the FOX network and ten are affiliated with the MyNetworkTV network), the broadcasting of network programming in the United States and the development, production and broadcasting of television programming in Asia; Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite (“DBS”) operators primarily in the United States; Direct Broadcast Satellite Television, which principally consists of the distribution of premium programming services via satellite and broadband directly to subscribers in Italy; Magazines and Inserts, which principally consists of the publication of free-standing inserts, which are promotional booklets containing consumer offers distributed through insertion in local Sunday newspapers in the United States, and the provision of in-store marketing products and services, primarily to consumer packaged goods manufacturers in the United States and Canada; Newspapers and Information Services, which principally consists of the publication of four national newspapers in the United Kingdom, the publication of approximately 147 newspapers in Australia, the publication of a metropolitan newspaper and a national newspaper (with international editions) in the United States and the provision of information services; Book Publishing, which principally consists of the publication of English language books throughout the world; and Other, which includes NDS Group plc (“NDS”), a company engaged in the business of supplying open end-to-end digital technology and services to digital pay-television platform operators and content providers; Fox Interactive Media (“FIM”), which operates the Company’s Internet activities; and News Outdoor Group (“News Outdoor”), an advertising business which offers display advertising primarily in outdoor locations throughout Russia and Eastern Europe.

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

Certain fiscal 2007 and fiscal 2006 amounts have been reclassified to conform to the fiscal 2008 presentation.

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30. Fiscal 2008 ended on June 29, 2008 and was comprised of 52 weeks. Fiscal 2007 ended on July 1, 2007 and was comprised of 52 weeks and fiscal 2006 ended on July 2, 2006 and was comprised of 52 weeks. For convenience purposes, the Company continues to date its financial statements as of June 30.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

Receivables, net

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

	At June 30,
	2008	2007
	(in millions)
Total Receivables	$8,538	$7,381
Allowances for returns and doubtful accounts	(1,089)	(1,102)

Total receivables, net	7,449	6,279
Less: current receivables, net	6,985	5,842

Non-current receivables, net	$464	$437

Inventories

Filmed Entertainment Costs:

In accordance with Statement of Position (“SOP”) No. 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”), Filmed entertainment costs include capitalized production costs, overhead and capitalized interest costs, net of any amounts received from outside investors. These costs, as well as participations and talent residuals, are recognized as operating expenses on an individual film or network series basis in the ratio that fiscal 2008’s gross revenues bear to management’s estimate of total remaining ultimate gross revenues. Television production costs incurred in excess of the amount of revenue contracted for each episode in the initial market are expensed as incurred on an episode by episode basis. Estimates for initial syndication and basic cable revenues are not included in the estimated lifetime revenues of network series until such sales are probable.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

Programming Costs:

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 63, “Financial Reporting by Broadcasters,” costs incurred in acquiring program rights or producing programs for the Television, DBS and Cable Network Programming segments are capitalized and amortized over the license period or projected useful life of the programming. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing. Television broadcast network and original cable programming are amortized on an accelerated basis. The Company has single and multi-year contracts for broadcast rights of programs and sporting events. At the inception of these contracts and at least annually, the Company evaluates the recoverability of the costs associated therewith, using aggregate estimated advertising revenues directly associated with the program material and related expenses. Where an evaluation indicates that a multi-year contract will result in an ultimate loss, additional amortization is provided to currently recognize that loss. The costs of national sports contracts at FOX and for international sports rights agreements are charged to expense based on the ratio of each period’s operating profits to estimated total remaining operating profit of the contract. Estimates of total operating profit can change and accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material.

The costs of local and regional sports contracts for a specified number of events, are amortized on an event-by-event basis while costs for local and regional sports contracts for a specified season, are amortized over the season on a straight-line basis.

Inventories for other divisions are valued at the lower of cost or net realizable value. Cost is primarily determined by the first in first out average cost method or by specific identification.

Investments

Investments in and advances to equity or joint ventures in which the Company has significant influence, but less than a controlling voting interest, are accounted for using the equity method. Significant influence is generally presumed to exist when the Company owns an interest of approximately 20% to 50% and exercises significant influence. In certain circumstances, investments for which the Company owns more than 50% but does not control policy decisions, would be accounted for by the equity method.

Under the equity method of accounting the Company includes its investment and amounts due to and from its equity method investments in its consolidated balance sheets. The Company’s consolidated statements of operations include the Company’s share of the investees earnings (losses) and the Company’s consolidated statements of cash flows include all cash received from or paid to the investee.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

Investments in which the Company has no significant influence (generally less than a 20% ownership interest) or does not exert significant influence are designated as available-for-sale investments if readily determinable market values are available. If an investment’s fair value is not readily determinable, the Company accounts for its investment at cost. The Company reports available-for-sale investments at fair value based on quoted market prices. Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive income, net of applicable taxes and other adjustments until the investment is sold or considered impaired. Dividends and other distributions of earnings from available-for-sale investments and cost investments are included in Interest income in the consolidated statements of operations when declared.

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

Goodwill and intangible assets

The Company has a significant amount of intangible assets, including goodwill, film and television libraries, Federal Communications Commission (“FCC”) licenses, newspaper mastheads, distribution networks, publishing rights and other copyright products and trademarks. Goodwill is recorded as the difference between the cost of acquiring entities and amounts assigned to their tangible and identifiable intangible net assets. In accordance with SFAS No. 142, the Company’s goodwill and indefinite-lived intangible assets, which primarily consist of FCC licenses, are no longer amortized but are tested annually for impairment or earlier if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Intangible assets with finite lives, are generally amortized over their estimated useful lives, which generally range from three to 25 years and are reviewed for impairment at least annually. SFAS No. 142 requires the Company to perform an annual impairment assessment of its goodwill and indefinite-lived intangible assets. This impairment assessment compares the fair value of these intangible assets to their carrying value. The Company determined that the goodwill and indefinite-lived intangible assets included in the consolidated balance sheets were not impaired.

Asset impairments

Investments

Equity method investments are reviewed for impairment on a quarterly basis by initially comparing their fair value to their respective carrying amounts each quarter. The Company determines the fair value of its public company investments by reference to their publicly traded stock price. With respect to private company

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

The Company regularly reviews investments accounted for at cost for other-than-temporary impairment based on criteria that include the extent to which the investment’s carrying value exceeds its related estimated fair value, the duration of the estimated fair value decline, the Company’s ability to hold until recovery and the financial strength and specific prospects of the issuer of the security.

Long-lived assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that the Company periodically review the carrying amounts of its long-lived assets, including property, plant and equipment and finite-lived intangible assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such assets exceeds their fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. The Company determined that no impairment indicators existed relating to the long-lived assets included in the consolidated balance sheets.

Financial instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, cost investments and long-term borrowings, approximate fair value. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. Derivative instruments embedded in other contracts, such as exchangeable securities, are separated into their host and derivative financial instrument components. The derivative component is recorded at its estimated fair value in the consolidated balance sheet with changes in estimated fair value recorded in Other, net in the consolidated statements of operations.

The TOPrS warrants and the BUCS are exercisable/convertible into shares of British Sky Broadcasting plc (“BSkyB”). The Company used the following assumptions to determine the fair value of the TOPrS warrants as of June 30, 2008 and 2007: Stock price: $9.27 and $12.84; Exercise price: $10.80; Historical volatility: 23.8% and 23.9%; Expected term: 8.38 years and 9.38 years; and Dividend yield: 2.2%, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

In determining the fair value of the BUCS conversion feature, the Company calculates the difference between (i) the average of the bid and asked prices for the BUCS as of each valuation date and (ii) the estimated value of a “straight” bond (i.e., no exchange feature) using the period from the valuation date to the date of the first put. Key assumptions as of June 30, 2008 and 2007 used to estimate the value of the straight bond were as follows: News Corporation credit spreads: 40bps and 30bps and Risk-free rates: 3.45% and 5.43%, respectively.

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

License agreements for the broadcast of theatrical and television product in the broadcast network, syndicated television and cable television markets are routinely entered into in advance of their available date for broadcast. Cash received and amounts billed in connection with such contractual rights for which revenue is not yet recognizable is classified as deferred revenue. Because deferred revenue generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for broadcast under the terms of the related licensing agreement.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Newspapers and Information Services, Magazine and Inserts and Book Publishing

Advertising revenue from newspapers, inserts and magazines is recognized when the advertisements are published. Subscription revenues from the Company’s print and online publications and electronic information services is recognized as earned, pro rata on a per-issue basis, over the subscription period. Revenues earned from book publishing are recognized upon passing of control to the buyer.

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

Advertising expenses

The Company expenses advertising costs as incurred, including advertising expenses for theatrical and television product in accordance with SOP 00-2. Advertising expenses recognized for the fiscal years ended June 30, 2008, 2007, and 2006 totaled $2.5 billion, $2.4 billion and $2.3 billion, respectively.

Translation of foreign currencies

Income and expense accounts of foreign subsidiaries and affiliates are translated into U.S. dollars using the current rate method whereby trading results are converted at the average rate of exchange for the period and assets and liabilities are converted at the closing rates on the period end date. The resulting translation adjustments are accumulated as a component of accumulated other comprehensive income. Gains and losses from foreign currency transactions are included in income for the period.

The Company enters into limited forward foreign exchange contracts with the objective of protecting the Company against future adverse foreign exchange fluctuations. Exchange gains or losses on these contracts are included in net income, except where they relate to specific commitments, whereby they are deferred until the commitment to sell or purchase is satisfied.

Capitalization of interest

Interest cost on funds invested in major projects, primarily theatrical productions, with substantial development and construction phases are capitalized until production or operations commence. Once production or operations commence, the interest costs are expensed as incurred. Capitalized interest is amortized over future

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

periods on a basis consistent with that of the project to which it relates. Total interest capitalized was $44 million, $24 million and $28 million, for the fiscal years ended June 30, 2008, 2007 and 2006, respectively. Amortization of capitalized interest for the fiscal years ended June 30, 2008, 2007 and 2006 was $33 million, $34 million and $44 million, respectively.

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

The effects of the initial adoption of FIN 48 on the Company’s consolidated balance sheets as of June 30, 2007 included an increase in Other liabilities of approximately $1.2 billion offset by a similar reduction in deferred income taxes as of July 1, 2007.

The following table sets forth the change in the accrual for uncertain tax positions, excluding interest and penalties (in millions):

For the year ended June 30, 2008
Beginning of period	$1,934
Additions for prior year tax positions	223
Reduction for prior year tax positions	(374)

Balance as of June 30, 2008	$1,783

In the fourth quarter of fiscal 2008, facts and circumstances regarding one of the Company’s fiscal 2007 uncertain tax positions changed, allowing the Company to conclude that it was more likely than not that the tax benefits from this position would be realized. Consequently, the accrual related to this position, due to its certainty, was reclassified out of uncertain tax positions into other liabilities in the Company’s consolidated balance sheet and will be released when recognized.

Of the total unrecognized tax benefits at June 30, 2008 of $1.8 billion, approximately $ 1.7 billion would affect the Company’s effective income tax rate, if and when recognized in future fiscal years.

The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense, which is consistent with the recognition in prior reporting periods. The Company had recorded liabilities for accrued interest of $342 million and $258 million as of June 30, 2008 and 2007, respectively. The

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

increase for the fiscal year ended June 30, 2008 was $78 million of additional interest accrued and $6 million of accrued interest which was acquired in December 2007 as part of the Dow Jones & Company, Inc. (“Dow Jones”) acquisition.

The Company does not presently anticipate such uncertain income tax positions will significantly increase or decrease in the next 12 months; however, actual developments in this area could differ from those currently expected.

The Internal Revenue Service concluded its examination of the Company’s U.S. federal income tax returns through 2002, and has commenced examining the Company’s returns for the years subsequent to 2002. Additionally, the Company’s income tax returns for the years 2000 through 2007 are subject to examination in various foreign jurisdictions.

Earnings per share

Prior to fiscal 2008, Net income available to the Company’s common stockholders was allocated between the Company’s two classes of common stock, Class A common stock, par value $0.01 per share (“Class A Common Stock”) and Class B common stock, par value $0.01 per share (“Class B Common Stock”). The allocation between classes was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock was allocated according to dividends declared and participation rights in undistributed earnings. Subsequent to the final fiscal 2007 dividend, shares of Class A Common Stock no longer carry the right to a greater dividend than shares of Class B Common Stock and; therefore, Net income is allocated equally to Class A and Class B stockholders. Accordingly, since the apportionment of earnings has been eliminated as required by the Company’s Restated Certificate of Incorporation, the Company has presented the earnings of Class A Common Stock and Class B Common Stock as a single class for fiscal 2008. (See Note 19—Earnings Per Share)

Basic earnings per share for the Class A and Class B Common Stock is calculated by dividing net income or loss by the weighted average number of shares of Class A and Class B Common Stock outstanding. Diluted earnings per share for Class A and Class B Common Stock is calculated similarly, except that the calculation includes the dilutive effect of the assumed issuance of shares issuable under the Company’s equity-based compensation plans and the dilutive effect of convertible securities.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Comprehensive income

The Company follows SFAS No. 130, “Reporting Comprehensive Income,” for the reporting and display of comprehensive income.

	For the years ended June 30,
	2008	2007	2006
	(in millions)
Accumulated other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities:
Balance, beginning of year	$140	$19	$83
Fiscal year activity	(69)	121	(64)

Balance, end of year	71	140	19

Pension plan adjustments:
Balance, beginning of year	(205)	(79)	(246)
Adoption of SFAS No. 158	—	(199)	—
Fiscal year activity	(86)	73	167

Balance, end of year	(291)	(205)	(79)

Foreign currency translation adjustments:
Balance, beginning of year	1,010	140	(9)
Fiscal year activity	976	870	149

Balance, end of year	1,986	1,010	140

Total accumulated other comprehensive income, net of tax	$1,766	$945	$80

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

The Company uses financial instruments designated as cash flow hedges to hedge its limited exposures to foreign currency exchange risks associated with the costs for producing films abroad. All cash flow hedges are recorded at fair value on the consolidated balance sheet. As of June 30, 2008 and 2007, the notional amount of foreign exchange forward contracts with foreign currency risk was $34.2 million and $107.8 million, respectively, and the net unrealized gain was approximately $0.2 million and $2.5 million, respectively. The potential loss in fair value for such financial instruments for a 10% adverse change in quoted foreign currency exchange rates would be approximately $1.5 million and $10.8 million, respectively. The effective changes in fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income with foreign currency translation adjustments. Amounts are reclassified from accumulated other comprehensive income when the underlying hedged item is recognized in earnings. If derivatives are not designated as hedges, changes in fair value are recorded in earnings. (See Note 10—Exchangeable Securities.)

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115” (“SFAS No. 159”) which allows companies to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 will become effective for the Company in the first quarter of fiscal 2009. The Company is currently evaluating what effects, if any, the adoption of SFAS No. 159 will have on the Company’s future results of operation and financial condition.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures related to an entities derivative and hedging activities. SFAS No. 161 will become effective for the Company beginning in the third quarter of fiscal 2009. The Company is currently evaluating what effects, if any, the adoption of SFAS No. 161 will have on the Company’s future derivative and hedging activity disclosures.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP SFAS No. 142-3 is intended to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141. FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. The Company will adopt FSP SFAS No. 142-3 beginning in the first quarter of fiscal 2010. This position will change the Company’s determination of useful lives for intangible assets on a prospective basis.

NOTE 3. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

On December 13, 2007, the Company completed the acquisition of Dow Jones pursuant to the Agreement and Plan of Merger, dated as of July 31, 2007, by and among the Company, Ruby Newco LLC, a wholly-owned subsidiary of the Company (“Ruby Newco”), Dow Jones and Diamond Merger Sub Corporation, as amended (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, each outstanding share of Dow Jones common stock was converted into the right to receive, at the election of the holder, either (x) $60.00 in cash or (y) 2.8681 Class B common units of Ruby Newco. Each Class B common unit of Ruby Newco is convertible into a share of News Corporation Class A Common Stock. The consideration for the acquisition was approximately $5,700 million which consisted of: $5,150 million in cash, assumed net debt of approximately $330 million and approximately $200 million in equity instruments. The results of Dow Jones have been included in the Company’s consolidated statements of operations from December 13, 2007.

As part of the Dow Jones acquisition, the Company assumed total debt of $378 million which consisted of: 3.875% notes due 2008 in the amount of $225 million, $131 million in commercial paper and a $22 million variable interest rate note. As of June 30, 2008, only the $22 million variable interest rate note was outstanding.

In addition, in December 2007, the Company issued approximately 8 million Class B common units of Ruby Newco, approximately 7 million stock options and approximately 500,000 restricted stock units (“RSUs”) over Class A Common Stock, par value $0.01. The total fair value of these instruments was approximately $200 million. As of June 30, 2008 approximately 7.2 million Class B common units of Ruby Newco had been converted into shares of Class A Common Stock.

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

	For the year ended June 30,
	2008	2007 (1)
	(in millions, except per share amounts)
Revenue	$33,974	$30,570
Net income	5,362	3,326
Per share amounts:
Basic earnings	$1.81
Class A		$1.11
Class B		$0.93
Diluted earnings	$1.80
Class A		$1.10
Class B		$0.92

(1)	Excludes discontinued operations

The unaudited pro forma data is provided for informational purposes only. The pro forma information is not necessarily indicative of the results that would have been obtained had the acquisition been completed at the dates indicated. In addition, the unaudited pro forma data does not purport to project the future financial position or operating results of the Company and Dow Jones.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Under the purchase method of accounting, the total purchase price is allocated to Dow Jones net tangible and intangible assets based upon Dow Jones’ estimated fair value as of the date of completion of the acquisition. Based upon the purchase price and the valuation performed, the preliminary purchase price allocation, which is subject to change based on the Company’s final analysis, is as follows (in millions):

Assets acquired:
Current assets	$339
Property, plant and equipment	582
Other assets	52
Intangible assets	2,397
Goodwill	4,193

Total assets acquired	$7,563

Liabilities assumed:
Current liabilities	$560
Deferred income taxes	676
Deferred revenue	227
Other liabilities	408
Borrowings	378
Total liabilities assumed	2,249
Minority interest in subsidiaries	165

Net assets acquired	$5,149

The Company has not finalized the detailed valuation studies necessary to arrive at the required estimates of the fair market value of the Dow Jones assets acquired and the liabilities assumed and the related allocations of purchase price. The Company allocated, on a preliminary basis, approximately $800 million to amortizable intangible assets primarily consisting of subscriber relationship intangible assets. The pattern of economic benefits to be derived from certain amortizable intangible assets is estimated to be greater in the initial period of ownership; accordingly, amortization expense is recognized on an accelerated basis over the weighted-average useful life of 25 years. The Company also allocated, on a preliminary basis, approximately $1,600 million to trade names, which will not be amortized as they have an indefinite remaining useful life based primarily on their market position and the Company’s plans for continued indefinite use. Further, approximately $4,200 million was preliminarily allocated to goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill is not being amortized in accordance with SFAS No. 142 and is not deductible for tax purposes. The preliminary allocation of Goodwill is included in the Other segment until the final valuation is complete. The amount of goodwill assumed will change depending on the fair values allocated to the tangible and intangible assets and liabilities acquired. For every $25 million reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets, Depreciation and amortization expense would increase by approximately $1 million per fiscal year, representing amortization expense assuming an average useful life of 25 years.

Actual allocations may differ from these once the Company has completed the valuation studies necessary to finalize the required purchase price allocations. There can be no assurance that this finalization will not result in material changes to the purchase price allocation above.

As a result of the Dow Jones acquisition, the Company established and approved plans to integrate the acquired operations into the Company’s Newspapers and Information Services segment, for which the Company

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

preliminarily recorded approximately $180 million in accrued liabilities of which $30 million has been paid. These purchase accounting adjustments consist of separation payments for certain Dow Jones executives under the change in control plan Dow Jones had previously established, non-cancelable lease commitments and lease termination charges for leased facilities that will be exited and other contract termination costs associated with the restructuring activities. The finalization of certain of these actions could result in changes in the accrual amount.

Disposals

In December 2007, Fox Television Stations, Inc., a Delaware corporation and a wholly owned subsidiary of the Company and FoxCo Acquisition Sub, LLC, a Delaware limited liability company and an indirect, wholly owned subsidiary of Oak Hill Capital Partners III, L.P. (“Oak Hill Capital”), entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company agreed to sell eight of its owned-and-operated FOX network affiliated television stations to Oak Hill Capital for approximately $1.1 billion in cash. The Stations include: WJW in Cleveland, OH; KDVR in Denver, CO; KTVI in St. Louis, MO; WDAF in Kansas City, MO; WITI in Milwaukee, WI; KSTU in Salt Lake City, UT; WBRC in Birmingham, AL; and WGHP in Greensboro, NC. The transaction closed in July 2008.

In June 2008, the Company sold a parcel of land it owned in the United Kingdom, for total consideration of $163 million. The consideration at closing was comprised of $91 million in cash and a $72 million note, secured by the land, payable in three equal annual installment commencing in June 2009. The Company recorded a pre-tax gain of $126 million on the transaction which is included in Other operating (income) charges in the consolidated statements of operations for the fiscal year ended June 30, 2008.

Share Exchange Agreement

In February 2008, the Company closed the transactions contemplated by the share exchange agreement (the “Share Exchange Agreement”) with Liberty Media Corporation (“Liberty”). Pursuant to the terms of the Share Exchange Agreement, Liberty exchanged its entire interest in the Company’s common stock (approximately 325 million shares of Class A Common Stock and 188 million shares of News Corporation Class B Common Stock) for 100% of the stock of a wholly-owned subsidiary, whose holdings consisted of the Company’s approximate 41% interest (approximately 470 million shares) in The DIRECTV Group, Inc. (“DIRECTV”) constituting the Company’s entire interest in DIRECTV, three of the Company’s Regional Sports Networks (FSN Northwest, FSN Pittsburgh and FSN Rocky Mountain) (the “Three RSNs”) and approximately $625 million in cash (the “Exchange”). The Exchange resulted in the divestiture of the Company’s entire interest in DIRECTV, and the Three RSNs to Liberty. The consideration was negotiated between the parties and the Share Exchange Agreement was approved by the disinterested stockholders of the Company. A tax-free gain of $1.7 billion on the Exchange was recognized in Other, net in the consolidated statements of operations in fiscal 2008. Upon closing of the Share Exchange Agreement, the Company entered into a non-competition agreement with DIRECTV and non-competition agreements with each of the Three RSNs, in each case, restricting its right to compete for a period of four years with DIRECTV and the Three RSNs in the respective regions in which such entities were operating on the closing date of the Share Exchange Agreement.

Other Transactions

In November 2007, Dow Jones announced that it would explore strategic alternatives for the Ottaway Community Newspapers (the “Ottaway Newspapers”), which the Company acquired as part of the Dow Jones transaction. In June 2008, the Company determined that it would not sell the Ottaway Newspapers.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

In June 2008, the Company announced that it and two newly incorporated companies formed by funds advised by Permira Advisers LLP (“the Permira Newcos”) proposed a transaction to an independent committee of the NDS board of directors, which would result in NDS ceasing to be a public company, and the Permira Newcos and the Company owning 51% and 49% of NDS’ outstanding equity, respectively. On August 5, 2008, NDS announced that the independent committee reached an agreement in principle with the Company and the Permira Newcos on a price at which they would acquire all the issued and outstanding NDS Series A ordinary shares, including those represented by American Depositary Shares traded on NASDAQ, for per share consideration of $63 in cash. (See Note 23—Subsequent Events for further details)

Fiscal 2007 Transactions

Acquisitions

In November 2006, the Company, together with a local Turkish partner, acquired TGRT (now called “FOX TV”), a national general interest free-to-air broadcast television station in Turkey. The Company acquired its interest for approximately $103 million in cash plus acquisition related costs.

In December 2006, NDS, an indirect majority owned subsidiary of the Company, acquired Jungo Limited (“Jungo”), a developer and supplier of software for use in residential gateway devices, for approximately $91 million.

In January 2007, the Company and VeriSign, Inc. (“VeriSign”) formed a joint venture to provide entertainment content for mobile devices. The Company paid approximately $190 million for a controlling interest in VeriSign’s wholly owned subsidiary, Jamba, which was combined with certain of the Company’s FOX Mobile Entertainment assets. The results of the joint venture have been included in the Company’s consolidated results of operations since January 2007. The Company and VeriSign have various put and call rights related to VeriSign’s ownership interests, including VeriSign’s right to put its interest in the joint venture to the Company for $150 million and $350 million in fiscal 2010 and fiscal 2012, respectively. The Company accounts for the VeriSign put rights in accordance with Emerging Issues Task Force (“EITF”) Topic No. D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”) because their exercise is outside the control of the Company and, accordingly, as of June 30, 2008, has reflected the accreted value of the put right in minority interest in subsidiaries in its consolidated balance sheet. The accreted value of VeriSign’s put right was determined by using the interest method and accreting the minority interest balance up to the fixed price put amount in fiscal 2010 and fiscal 2012. At June 30, 2008, the accreted value of VeriSign’s put right was determined using an annual interest rate of 12%.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Other Transactions

In fiscal 2007, the Company restructured the ownership interest in one of its majority-owned Regional Sports Networks (“RSNs”). The minority shareholder has a put right related to its ownership interest that is currently exercisable and is outside of the control of the Company. The Company accounts for this put arrangement in accordance with EITF D-98, and, as of June 30, 2008, has included the value of the put right in minority interest in subsidiaries in the consolidated balance sheet. The fair value of the minority shareholder’s put right was determined by using a discounted earnings (losses) before interest, taxes, depreciation, and amortization valuation model, assuming a 10% compounded annual growth rate and an 8% discount rate in fiscal 2008 and a 9% discount rate in fiscal 2007.

The Company previously entered into an agreement with a direct response marketing company that provided the Company with participation rights if the direct response marketing company is ever sold or consummates certain other strategic transactions. In December 2006, the Company entered into an agreement to terminate the participation rights for $100 million. This transaction closed in March 2007 and the Company recorded a gain of approximately $97 million on this transaction which is included in Other, net in the consolidated statements of operations.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

Both of these transactions are included in gain on disposition of discontinued operations in the consolidated statements of operations for the fiscal year ended June 30, 2006. The net income, assets, liabilities and cash flow attributable to the TSL and Sky Radio operations are not material to the Company in any of the periods presented and accordingly have not been presented separately. There was no provision for income taxes related to these transactions as any tax due is offset by a release of a valuation allowance that was applied to an existing deferred tax asset established for capital losses, which because of the sale of TSL and Sky Radio was utilized.

NOTE 4. UNITED KINGDOM REDUNDANCY PROGRAM

In fiscal 2005, the Company announced its intention to invest in new printing plants in the United Kingdom to take advantage of technological and market changes. As the new automated technology comes on line, the Company expects lower production costs and improved newspaper quality, including expanded color.

In conjunction with this project, during fiscal 2006, the Company received formal approval for the construction of the main new plant which was the last contingency, thereby committing the Company to a redundancy program (the “Program”) for certain production employees at the Company’s U.K. newspaper operations. The Program is in response to the reduced workforce that will be required as new printing presses and the new printing facilities come on line. As a result of this Program, the Company reduced its production workforce by approximately 65%, and, as of June 30, 2008, over 700 employees in the United Kingdom accepted severance agreements. The majority of such employees left the Company during fiscal 2008.

In accordance with SFAS No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” the Company recorded a redundancy provision of approximately $109 million during fiscal 2006 in Other operating charges. During the fiscal years ended June 30, 2008 and 2007, the Company recorded additional amounts relating to the Program, which were comprised of an increase to the original provision amount, accretion and earned retention expenses, in Other operating (income) charges in the consolidated statements of operations. Changes in the program liabilities are as follows:

	For the year ended June 30,
	2008	2007
	(in millions)
Beginning of period	$127	$109
Additions	19	24
Payments	(141)	(15)
Foreign exchange movements	—	9

End of period	$5	$127

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

At June 30, 2008, all program liabilities were included in other current liabilities in the consolidated balance sheet. The remaining program liabilities are expected to be paid in cash to employees during the first quarter of fiscal 2009.

NOTE 5. INVENTORIES

As of June 30, 2008, the Company’s inventories were comprised of the following:

	As of June 30,
	2008	2007
	(in millions)
Programming rights	$2,645	$2,390
Books, DVDs, paper and other merchandise	510	497
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	475	557
Completed, not released	102	—
In production	806	450
In development or preproduction	54	82

	1,437	1,089

Television productions:
Released (including acquired libraries)	469	487
Completed, not released	—	13
In production	256	185
In development or preproduction	2	4

	727	689

Total filmed entertainment costs, less accumulated amortization (a)	2,164	1,778

Total inventories, net	5,319	4,665
Less: current portion of inventory, net (b)	(2,255)	(2,039)

Total noncurrent inventories, net	$3,064	$2,626

(a)

Does not include $522 million and $553 million of net intangible film library costs as of June 30, 2008 and 2007, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheets (see Note 8—Goodwill and Other Intangible Assets for further details).

(b)	Current inventory as of June 30, 2008 and 2007 is comprised of programming rights ($1,781 million and $1,578 million, respectively), books, DVDs, paper, and other merchandise.

As of June 30, 2008, the Company estimated that approximately 66% of unamortized filmed entertainment costs from the completed films are expected to be amortized during fiscal 2009 and approximately 94% of released filmed entertainment costs will be amortized within the next three fiscal years. During fiscal 2009, the Company expects to pay $847 million in accrued participation liabilities, which are included in participations, residuals and royalties payable on the consolidated balance sheet. At June 30, 2008, acquired film and television libraries have remaining unamortized film costs of $254 million, which are generally, amortized using the individual film forecast method generally over a remaining period of approximately one to 13 years.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 6. INVESTMENTS

As of June 30, 2008, the Company’s investments were comprised of the following:

		Ownership Percentage	As of June 30,
			2008	2007
			(in millions)
Equity method investments:
British Sky Broadcasting Group plc (1)	U.K. DBS operator	39%	$977	$1,193
Premiere AG (2)	German pay-TV operator	25%	673	—
Sky Network Television Ltd.	New Zealand media company	44%	352	314
The DIRECTV Group, Inc. (3)	DBS operator principally in the U.S.		—	7,224
Gemstar-TV Guide International, Inc. (4)	U.S. print and electronic guidance company		—	717
China Network Systems (5)	Taiwan cable TV operator		—	242
National Geographic Channel (US) (6)	U.S. cable channel	67%	—	316
Other equity method investments		various	766	771
Fair value of available-for-sale investments		various	136	234
Other investments		various	380	402

			$3,284	$11,413

(1)	The market value of the Company’s investment in BSkyB was $6,360 million at June 30, 2008.
(2)

During fiscal 2008, the Company entered into a series of purchase transactions resulting in the Company owning a 25% interest in Premiere AG (“Premiere”) at June 30, 2008. The market value of the Company’s investment in Premiere was $627 million at June 30, 2008. (See Fiscal Year 2008 Acquisitions, Disposals and Other Transactions below for further discussion)

(3)

In February 2008, the Company closed the transactions contemplated by the Share Exchange Agreement in which the Company exchanged 100% of the stock of a wholly-owned subsidiary that held the Company’s approximate 41% interest in DIRECTV (approximately 470 million shares) and other assets for Liberty’s entire interest in the Company’s common stock. (See Note 3—Acquisitions, Disposals and Other Transactions for further discussion of the Share Exchange Agreement)

(4)

In May 2008, the Company disposed of its entire interest in Gemstar-TV Guide International (“Gemstar”) in a cash and stock transaction. (See Fiscal Year 2008 Acquisitions, Disposals and Other Transactions below for further discussion)

(5)

During fiscal 2008, the Company and its joint venture partner sold, through a series of transactions, its entire interest in the cable systems in Taiwan. (See Fiscal Year 2008 Acquisitions, Disposals and Other Transactions below for further discussion)

(6)

Effective September 30, 2007, National Geographic Television agreed to give the Company operating control over National Geographic Channel (US) (“NGC US”) in which the Company has a 67% equity interest. Prior to September 30, 2007, the Company had 67% ownership, but did not control this entity as it did not hold a majority on its board of directors, was unable to dictate operating decision making and it was not a variable interest entity. (See Fiscal Year 2008 Acquisitions, Disposals and Other Transactions below for further discussion)

The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	As of June 30,
	2008	2007
	(in millions)
Cost basis of available-for-sale investments	$28	$29
Accumulated gross unrealized gain	108	205

Fair value of available-for-sale investments	$136	$234

Deferred tax liability	$37	$68

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

During the fiscal years ended June 30, 2008, 2007 and 2006, the Company reclassified gains of $12 million, $2 million and $70 million, respectively, from accumulated other comprehensive income to the consolidated statements of operations, based on the specific identification method.

Equity Earnings of Affiliates

The Company’s share of the income of its equity affiliates is as follows:

	For the years ended June 30,
	2008	2007	2006
	(in millions)
DBS equity affiliates	$138	$844	$723
Cable channel equity affiliates	98	98	68
Other equity affiliates	91	77	97

Total equity earnings of affiliates (a)	$327	$1,019	$888

(a)

The Company’s investment in several of its affiliates exceeded its equity in the underlying net assets at their acquisition by approximately $1.3 billion and $5.9 billion as of June 30, 2008 and 2007, respectively.

At June 30, 2008, the $1.3 billion represented the excess cost over the Company’s proportionate share of its investments’ underlying net assets. This has been allocated between intangibles with finite lives, indefinite-lived intangibles and goodwill. The finite lived intangibles primarily represent subscriber lists with a weighted average useful life of 8 years.

At June 30, 2007, the excess cost related to the Company’s investment in DIRECTV was $4.1 billion which represented the excess of fair value over the Company’s proportionate share of DIRECTV’s underlying net assets as adjusted to record such net assets at fair value, most notably the adjustment to the carrying value of DIRECTV’s SPACEWAY, PanAmSat, Hughes Software Systems and Hughes Network Systems, Inc. businesses and its deferred subscriber acquisition costs. In February 2008, the Company closed the transactions contemplated by the Share Exchange Agreement in which the Company exchanged 100% of the stock of a wholly-owned subsidiary that held the Company’s approximate 41% interest in DIRECTV and other assets for Liberty’s entire interest in the Company’s common stock. (See Note 3—Acquisitions, Disposals and Other Transactions for further discussion of the Share Exchange Agreement

In accordance with SFAS No. 142, the Company amortized $75 million and $96 million in fiscal 2008 and 2007, respectively, related to amounts allocated to finite-lived intangible assets. Such amortization is reflected in equity earnings of affiliates.

Fiscal Year 2008 Acquisitions, Disposals and Other Transactions

In March 2008, the Company and its joint venture partner completed a series of transactions and sold its entire interest in the cable systems in Taiwan, in which the Company maintained a minority interest ownership, to third parties for aggregate cash consideration of approximately $360 million. The Company recognized pre-tax gains totaling approximately $133 million on the sales included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2008.

Effective September 30, 2007, National Geographic Television agreed to give the Company control over NGC US in which the Company has a 67% equity interest. Accordingly, the results of NGC US are included in the Company’s consolidated results of operations beginning October 1, 2007.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

During fiscal 2008, the Company effectively acquired an additional 27% stake in NGC Network (UK) Limited (“NGC UK”) in exchange for a 23% interest in NGC Network International LLC (“NGC International”) and a 14% interest in NGC Network Latin America LLC (“NGC Latin America”). As a result of this transaction, the Company owns 52% of NGC International, NGC Latin America and NGC UK. In January 2007, the Company obtained operating control over NGC International and NGC Latin America and has included their results in the Company’s consolidated results of operations since January 2007. The Company has included the operating results of NGC UK in the Company’s consolidated results for the fiscal year ended June 30, 2008.

In April 2008, the Company sold its interest in FOX Sports Net Bay Area for approximately $245 million. The Company recorded a gain of approximately $208 million on the disposal which is included in Other, net in the consolidated statements of operations.

During fiscal 2008, the Company, through a series of transactions, acquired a 25% ownership interest in Premiere for cash consideration of approximately $666 million. As of April 2008, the Company had acquired an interest in Premiere of greater than 20% and exercised significant influence over Premiere, accordingly the Company accounts for its investment in Premiere under the equity method of accounting.

In May 2008, the Company disposed of its entire interest (approximately 41%) in Gemstar’s common stock in exchange for a cash payment of approximately $637 million and approximately 19 million shares of Macrovision Solutions Corporation (“Macrovision”) common stock. The Company sold its shares of Macrovision common stock in June 2008. The Company recorded a net gain of approximately $112 million on the disposals which is included in Other, net in the consolidated statements of operations.

Fiscal Year 2007 Acquisitions and Disposals

In August 2006, the Company sold a portion of its equity investment in Phoenix Satellite Television Holdings Limited (“Phoenix”), representing a 19.9% stake, for approximately $164 million. The Company recognized a pre-tax gain of approximately $136 million on the sale included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2007. The Company retained a 17.6% stake in Phoenix, which is accounted for under the cost method of accounting and, accordingly, the carrying value is adjusted to market value each reporting period as required under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

In August 2006, the Company completed the sale of its investment in SKY Brasil, a Brazilian DTH platform, to DIRECTV for approximately $300 million in cash which was received in fiscal 2005, resulting in a total pre-tax gain of $426 million on the sale. Of this total gain, the Company recognized a pre-tax gain of approximately $261 million in the fiscal year ended June 30, 2007. The Company deferred $165 million of its total gain, through a reduction in the DTV basis, due to its indirect interest through the Company’s ownership of DIRECTV. As a result of the closing of the transactions contemplated by Share Exchange Agreement in February 2008, the Company exchanged 100% of the stock of a wholly-owned subsidiary that held the Company’s approximate 41% interest in DIRECTV and other assets for Liberty’s entire interest in the Company’s common stock (See Note 3—Acquisitions, Disposals and Other Transactions for further discussion of the Share Exchange Agreement), and the Company recognized the previously deferred gain in the fiscal year ended June 30, 2008. The total gain of $426 million was greater than the total consideration received due to the recognition of losses in excess of the carrying amount of the investment as the Company was committed to provide further financial support to SKY Brasil. As a result of the sale of its investment in SKY Brasil, the Company was released from its SKY Brasil transponder lease guarantee and was released from its SKY Brasil credit agreement guarantee in January 2007.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

In October 2006, the Company acquired a 7.3% share in Fairfax, an Australian newspaper publisher, for approximately $299 million. The Company sold its investment in Fairfax in May 2007. A loss of approximately $9 million on this sale was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2007.

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

Fiscal Year 2006 Disposals

In July 2005, the Company sold its entire cost investment in China Netcom Group Corporation (“China Netcom”). The Company’s 1% investment in China Netcom was sold for total consideration of approximately $112 million. The Company recognized a gain of approximately $52 million on this sale included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2006.

In February 2006, the Company completed its sale of its investment in Innova, a Mexican DTH platform, to DIRECTV for $285 million, resulting in a total pre-tax gain of $312 million on the sale. Of this total gain, the Company recognized a pre-tax gain of approximately $206 million in the fiscal year ended June 30, 2006. The Company deferred $106 million of its total gain, through a reduction in the DTV basis, due to its indirect interest in DIRECTV. As a result of the closing of the transactions contemplated by the Share Exchange Agreement in February 2008, the Company exchanged 100% of the stock of a wholly-owned subsidiary that held the Company’s approximate 41% interest in DIRECTV and other assets for Liberty’s entire interest in the Company’s common stock (See Note 3—Acquisitions, Disposals and Other Transactions for further discussion of the Share Exchange Agreement), and the Company recognized the previously deferred gain in the fiscal year ended June 30, 2008. The total gain of $312 million was greater than the total consideration received due to the recognition of losses in excess of the carrying amount of the investment as the Company was committed to provide further financial support to Innova. Upon the closing of the Innova transaction, the Company was released from both its Innova transponder lease guarantee and its guarantee under Innova’s credit agreement.

Impairments of cost method investments

The Company regularly reviews cost method investment for impairments based on criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold its investment until recovery and the investment’s financial strength and specific prospects. In the fiscal years ended June 30, 2008, 2007 and 2006, the Company wrote down certain cost method investment by approximately $125 million, $2 million and $14 million, respectively. The write down in the fiscal year ended June 30, 2008 included a $114 million impairment related to an investment in an Asian premium movie channel that is reflected in Other, net in the consolidated statements of operations. The Company wrote down this investment due to a permanent impairment resulting from sustained losses and limited prospects for recovery.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Summarized financial information

Summarized financial information for significant equity affiliates, determined in accordance with Regulation S-X of the Securities Exchange Act of 1934, as amended, accounted for under the equity method is as follows:

	For the years ended June 30,
	2008	2007	2006
	(in millions)
Revenues	$19,122	$24,682	$21,109
Operating income	2,633	4,100	3,068
Income from continuing operations	411	2,457	1,889
Net income	411	2,473	1,889

	As of June 30,
	2008	2007
	(in millions)
Current assets	$6,531	$6,430
Non-current assets	17,894	17,885
Current liabilities	7,208	6,181
Non-current liabilities	10,026	10,064

On February 27, 2008, the Company closed the transaction contemplated by the Share Exchange Agreement in which the Company exchanged 100% of the stock of a wholly-owned subsidiary that held the Company’s approximate 41% interest in DIRECTV (approximately 470 million shares) and other assets for Liberty’s entire interest in the Company’s common stock (See Note 3—Acquisitions, Disposals and Other Transactions for further discussion of the Share Exchange Agreement). The full, unaudited financial statements of DIRECTV for the period from July 1, 2007 to February 27, 2008 were not produced by DIRECTV in the ordinary course of business and as such are not available. Since the financial information for the 58 days ended February 27, 2008 was not available, the financial information for DIRECTV included above is for the six months ended December 31, 2007. However, DIRECTV is a separate reporting company whose financial statements are publicly available at www.sec.gov.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

	Useful Lives	As of June 30,
		2008	2007
		(in millions)
Land		$395	$305
Buildings and leaseholds	2 to 50 years	3,777	2,864
Machinery and equipment	2 to 30 years	8,326	6,394

		12,498	9,563
Less accumulated depreciation and amortization		(5,960)	(4,838)

		6,538	4,725
Construction in progress		483	892

Total property, plant and equipment, net		$7,021	$5,617

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Depreciation and amortization related to property, plant and equipment was $1,009 million, $769 million and $676 million for the fiscal years ended June 30, 2008, 2007, and 2006, respectively. This includes depreciation of set-top boxes at the DBS segment of $142 million, $119 million and $100 million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

Total operating lease expense was approximately $497 million, $432 million and $358 million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142, the Company’s intangible assets and related accumulated amortization are as follows:

	Weighted average useful lives	As of June 30,
		2008	2007
		(in millions)
FCC licenses (1)	Indefinite-lived	$6,910	$6,910
Distribution networks	Indefinite-lived	752	750
Publishing rights & imprints	Indefinite-lived	506	506
Newspaper mastheads (2)	Indefinite-lived	2,679	918
Other	Indefinite-lived	1,474	1,355

Intangible assets not subject to amortization		12,321	10,439
Film library, net of accumulated amortization of $101 million and $70 million as of June 30, 2008 and 2007, respectively	20 years	522	553
Other intangible assets, net of accumulated amortization of $376 million and $222 million as of June 30, 2008 and 2007, respectively (2)	3 – 25 years	1,617	711

Total intangibles, net		$14,460	$11,703

(1)

Effective July 1, 2005, the Company adopted EITF D-108. EITF D-108 requires companies who have applied the residual value method in the valuation of acquired identifiable intangibles for purchase accounting and impairment testing to now use a direct value method. As a result of the adoption, the Company recorded a charge of $1.6 billion ($1 billion net of tax, or ($0.33) per diluted share of Class A Common Stock and ($0.28) per diluted share of Class B Common Stock) to reduce the intangible balances attributable to its television stations’ FCC licenses. As required, this charge has been reflected as a cumulative effect of accounting change, net of tax in the consolidated statements of operations.

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
(2)	Intangible balances increased primarily due to the acquisition of Dow Jones. (See Note 3—Acquisitions, Disposals and Other Transactions for further discussion of the purchase price allocation)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The changes in the carrying value of goodwill, by segment, are as follows:

	Balance as of June 30, 2007	Additions	Adjustments	Balance as of June 30, 2008
		(in millions)
Filmed Entertainment	$1,071	$—	$—	$1,071
Television	3,284	—	—	3,284
Cable Network Programming	4,915	330	(174)	5,071
Direct Broadcast Satellite Television	592	—	97	689
Magazines & Inserts	257	—	—	257
Newspapers and Information Services	1,395	—	181	1,576
Book Publishing	2	—	—	2
Other	2,303	4,506	(139)	6,670

Total goodwill	$13,819	$4,836	$(35)	$18,620

Goodwill balances increased $4,801 million during the fiscal year ended June 30, 2008, primarily as a result of new acquisitions. The increased goodwill balance at the Other segment arose from the acquisitions of Dow Jones and Photobucket (See Note 3—Acquisitions, Disposals and Other Transactions.) The consolidation of NGC US beginning October 1, 2007 led to an increase in goodwill at the Cable segment (See Note 6—Investments.) Adjustments primarily relate to an increase for foreign currency translation adjustments of $291 million and reductions for the finalization of purchase price allocations for previously announced acquisitions of $125 million and a reduction of $201 million due to the disposition of assets during fiscal 2008. Included in this $201 million was a $154 million reduction at the Cable Networks Programming segment as a result of the disposition of the Three RSNs in connection with the closing of the Share Exchange Agreement (See Note 3—Acquisitions, Disposals and Other Transactions.)

Amortization related to finite-lived intangible assets was $198 million, $110 million and $99 million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five fiscal years is as follows: 2009—$201 million, 2010—$209 million, 2011—$179 million, 2012—$157 million and 2013—$148 million. These amounts may vary as acquisitions and disposals occur in the future and as purchase price allocations are finalized.

NOTE 9. BORROWINGS

	Weighted average interest rate at June 30, 2008	Due date	Outstanding
			As of June 30,
Description			2008	2007
			(in millions)
Bank Loans (a)			$220	$192
Public Debt
Senior notes issued under January 1993 indenture (b)	8.60%	2013 - 2034	2,234	2,217
Senior notes issued under March 1993 indenture (c)(d)	6.74%	2009 - 2096	9,290	8,390
Liquid Yield Option™ Notes (e)		2021	75	72
Exchangeable securities (f)			1,692	1,631

Total public debt			13,291	12,310

Total borrowings			13,511	12,502
Less current portion			281	355

Long-term borrowings			$13,230	$12,147

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

At June 30, 2008, the fair value of interest bearing liabilities in aggregate amounts to $13.6 billion.

(a)

In August 2006, the Company entered into a loan agreement with Raiffeisen Zentralbank Österreich AG (“RZB”) and as of June 30, 2008, $194 million was outstanding under this loan agreement. The loan bears interest at LIBOR for a six month period plus a margin of up to 2.85% per annum dependent upon certain financial metrics. Principal amounts under the RZB loan are to be repaid in equal amounts every six months starting on the second anniversary of the date of the agreement until the fifth anniversary of the date of the agreement. At June 30, 2008, $55 million of the RZB loan was due within the next twelve months and has been classified as current borrowings. The loans are secured by certain guarantees, bank accounts and share pledges of the Company’s Russian operating subsidiaries.

As part of the Dow Jones acquisition, the Company assumed total debt of $378 million which consisted of $225 million 3.875% notes due 2008, $131 million in commercial paper and a $22 million variable interest rate note. In December 2007, the Company retired all of the commercial paper outstanding and, in February 2008, the Company retired the $225 million 3.875% notes. As of June 30, 2008, only the $22 million variable interest rate note was outstanding. See Note 3—Acquisitions, Disposals and Other Transactions for further discussion of the Dow Jones acquisition.

(b)

These notes are issued under the Amended and Restated Indenture dated as of January 28, 1993, as supplemented, among News America Incorporated, a subsidiary of the Company (“NAI”), the Company (the “Parent Guarantor”) named therein and U.S. Bank National Association, as Trustee. These notes are direct unsecured obligations of NAI and rank pari passu with all other unsecured indebtedness of NAI. Redemption may occur, at the option of the holders, at 101% of the principal plus an accrued interest amount in certain circumstances where a change of control is deemed to have occurred. These notes are subject to certain covenants, which, among other things, restrict secured indebtedness to 10% of tangible assets and in certain circumstances limit new senior indebtedness.

(c)

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

(d)

In December 2005, the Company issued $1,150 million of 6.40% Senior Notes due 2035 for general corporate purposes . The Company received proceeds of approximately $1,133 million on the issuance of this debt, net of expenses.

In March 2007, the Company issued $1,000 million of 6.15% Senior Notes due 2037 for general corporate purposes. The Company received proceeds of approximately $1,000 million on the issuance of this debt, net of expense.

In November 2007, the Company issued $1,250 million of 6.65% Senior Notes due 2037 for general corporate purposes. The Company received proceeds of approximately $1,237 million on the issuance of this debt, net of expense.

In January 2008, the Company retired its $350 million 6.625% Senior Notes due 2008.

The Company’s 7.375% Senior Notes due October 2008 in the amount of $200 million are due within the next twelve months and are classified as current borrowings as of June 30, 2008.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(e)

In February 2001, the Company issued Liquid Yield Option™ Notes (“LYONs”) which pay no interest and had an aggregate principal amount at maturity of $1,515 million representing a yield of 3.5% per annum on the issue price. The remaining holders may exchange the notes at any time into Class A Common Stock or, at the option of the Company, the cash equivalent thereof at a fixed exchange rate of 24.2966 shares of Class A Common Stock per $1,000 note. The remaining LYONs are redeemable at the option of the holders on February 28, 2011 and February 28, 2016 at a price of $706.82 and $840.73, respectively. The Company, at its election, may satisfy the redemption amounts in cash, Class A Common Stock or any combination thereof. The Company can redeem the notes in cash at any time at specified redemption amounts.

On February 28, 2006, 92% of the LYONs were redeemed for cash at the specified redemption amount of $594.25 per LYON. Accordingly, the Company paid an aggregate of approximately $831 million to the holders of the LYONs that had exercised this redemption option. The pro-rata portion of unamortized deferred financing costs relating to the redeemed LYONs approximating $13 million was recognized and included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2006.

The LYONs constitute senior indebtedness of NAI and rank equal in right of payment with all present and future senior indebtedness of NAI. The Parent Guarantor has fully and unconditionally guaranteed the LYONs. The LYONs, which have been recorded at a discount, are being accreted using the effective interest rate method.

(f)	See Note 10—Exchangeable Securities

Ratings of Public Debt

The table below summarizes the Company’s credit ratings as of June 30, 2008.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa 1	Stable
Standard & Poor’s	BBB+	Stable

Original Currencies of Borrowings

Borrowings are payable in the following currencies:

	As of June 30,
	2008	2007
	(in millions)
United States Dollars	$13,341	$12,370
Australian Dollars	144	127
Other currencies	26	5

Total borrowings	$13,511	$12,502

The impact of foreign currency movements on borrowings during the fiscal year ended June 30, 2008 was approximately $17 million.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

In May 2007, NAI terminated its existing $1.75 billion Revolving Credit Agreement (the “Prior Credit Agreement”) and entered into a new credit agreement (the “New Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein (the “Lenders”), Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent. The New Credit Agreement consists of a $2.25 billion five-year unsecured revolving credit facility with a sublimit of $600 million available for the issuance of letters of credit. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the New Credit Agreement include, among others, the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.08% regardless of facility usage. The Company pays interest of a margin over LIBOR for borrowings and a letter of credit fee of 0.27%. The Company is subject to additional fees of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. Under the New Credit Agreement, NAI may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion. The New Credit Agreement is available for the general corporate purposes of NAI, the Company and its subsidiaries. The maturity date is in May 2012; however, NAI may request that the Lenders’ commitments be renewed for up to two additional one year periods. At June 30, 2008, no amounts were outstanding under the New Credit Agreement.

NOTE 10. EXCHANGEABLE SECURITIES

TOPrS

In November 1996, the Company, through a trust (the “Exchange Trust”) wholly-owned by NAI, issued 10 million 5% TOPrS for aggregate gross proceeds of $1 billion. Such proceeds were invested in (i) preferred securities representing a beneficial interest of NAI’s 5% Subordinated Discount Debentures due November 12, 2016 (the “Subordinated Debentures”) and (ii) 10,000,000 warrants to purchase from NAI ordinary shares of BSkyB (the “Warrants”). During fiscal 2003, approximately 85% of the Company’s outstanding TOPrS and related warrants were redeemed. As of June 30, 2008, approximately 1.5 million TOPrS and 1 million warrants remain outstanding. These investments represent the sole assets of the Exchange Trust. Cumulative cash distributions are payable on the TOPrS at an annual rate of 5%. The TOPrS have a mandatory redemption date of November 12, 2016 or earlier to the extent of any redemption by NAI of any Subordinated Debentures or Warrants. The Company has the right to pay cash equal to the market value of the BSkyB ordinary shares for which the Warrants are exercisable in lieu of delivering freely tradable shares. The Company and certain of its direct and indirect subsidiaries have certain obligations relating to the TOPrS, the preferred securities representing a beneficial interest in the Subordinated Debentures, the Subordinated Debentures and Warrants which amount to a full and unconditional guarantee of the respective issuer’s obligations with respect thereto.

The total net proceeds from the issuance of the TOPrS were allocated between the fair value of the obligation and the fair value of the Warrants on their date of issuance. The fair value of the Warrants is determined at the end of each period using the Black-Scholes method. The original fair value of the obligation has been recorded in non-current borrowings and in accordance with SFAS No. 133, the Warrants are reported at fair value and in non-current other liabilities. The fair value of the obligation is accreted to its maturity value through the effective interest method. (See Note 22—Additional Financial Information) A significant variance in the price of the underlying stock could have a material impact on the operating results of the Company.

As of June 30, 2008, $131 million and $17 million of the TOPrS were included in borrowings and non-current liabilities, respectively, on the consolidated balance sheet. As of June 30, 2007, $129 million and $35 million of the TOPrS were included in borrowings and non-current liabilities, respectively, on the consolidated balance sheet.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

The total net proceeds from the issuance of the BUCS were allocated between the fair value of the obligation and the fair value of the exchange feature. The fair values of the obligation and the exchange feature were determined by pricing the issuance with and without the exchange feature. The original fair value of the obligation has been recorded in non-current borrowings and in accordance with SFAS No. 133, the call option feature of the exchangeable debentures is reported at fair value and in non-current other liabilities. The fair value of the obligation is being accreted to its maturity value through the effective interest method. (See Note 22—Additional Financial Information) A significant variance in the price of the underlying stock could have a material impact on the operating results of the Company.

As of June 30, 2008, $1,561 million and $64 million of the BUCS were included in non-current borrowings and other non-current liabilities, respectively, on the consolidated balance sheet. As of June 30, 2007, $1,502 million and $352 million of the BUCS were included in borrowings and non-current liabilities, respectively, on the consolidated balance sheet.

NOTE 11. FILM PRODUCTION FINANCING

The Company enters into arrangements with third parties to co-produce many of its theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. The parties to these arrangements include studio and non-studio entities, both domestic and foreign. In several of these agreements, other parties control certain distribution rights. The Filmed Entertainment segment records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, receive a participation based on the third-party investor’s contractual interest in the profits or losses incurred on the film. Consistent with the requirements of SOP 00-2, the estimate of the third-party investor’s interest in profits or losses incurred on the film is determined by reference to the ratio of actual revenue earned to date in relation to total estimated ultimate revenues.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

Any decision by the Board to issue preferred stock or common stock must, however, be taken in accordance with the Board’s fiduciary duty to act in the best interests of the Company’s stockholders. The Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.01 per share, of which 9,000,000 preferred shares have been designated as Series A Junior Participating Preferred Stock, par value $0.01 per share. As of June 30, 2008, there were no shares of preferred stock, including Series A Junior Participating Preferred Stock, issued and outstanding. The Board has the authority, without any further vote or action by the stockholders, to issue preferred stock in one or more series and to fix the number of shares, designations, relative rights (including voting rights), preferences, qualifications and limitations of such series to the full extent permitted by Delaware law.

The Company has two classes of common stock that are authorized and outstanding, non-voting Class A Common Stock and voting Class B Common Stock. Class A Common Stock carried the right to dividends in the amount equal to 120% of the aggregate of all dividends declared on a share of Class B Common Stock through fiscal 2007. Subsequent to the final fiscal 2007 dividend payment, shares of Class A Common Stock ceased to carry any rights to a greater dividend than shares of Class B Common Stock.

As of June 30, 2008, there were approximately 52,000 holders of record of shares of Class A Common Stock and 1,500 holders of record of Class B Common Stock.

In the event of a liquidation or dissolution of the Company, or a portion thereof, holders of Class A Common Stock and Class B Common Stock shall be entitled to receive all of the remaining assets of the Company available for distribution to its stockholders, ratably in proportion to the number of shares held by Class A Common Stock holders and Class B Common Stock holders, respectively. In the event of any merger or consolidation with or into another entity, the holders of Class A Common Stock and the holders of Class B Common Stock shall be entitled to receive substantially identical per share consideration.

Stockholder Rights Plan

In fiscal 2005, the Board adopted a stockholder rights plan (the “Rights Plan”). Under the Rights Plan, each stockholder of record received a distribution of one right for each share of voting and non-voting common stock of the Company (the “Rights”).

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

On August 8, 2006, in accordance with the terms of the settlement of a lawsuit regarding the Company’s stockholder rights plan, the Board approved the adoption of an Amended and Restated Rights Plan, as amended (the “Rights Plan”), extending the term of the Company’s original stockholder rights plan from November 7, 2007 to October 20, 2008. Pursuant to the terms of the settlement, on October 20, 2006, the Rights Plan was approved by a vote of the Company’s Class B stockholders at the Company’s 2006 annual meeting of stockholders. On April 15, 2008, the Company entered into an amendment to the Rights Plan to amend the final expiration date of the rights issued pursuant to the Rights Plan (the “Rights”) from October 20, 2008 to April 15, 2008. Accordingly, the Rights expired at the close of business on April 15, 2008 and the Rights Plan was terminated and is of no further force and effect.

Stock Repurchase Program

In June 2005, the Company announced a stock repurchase program under which the Company is authorized to acquire from time to time up to an aggregate of $3 billion in Class A Common Stock and Class B Common Stock. In May 2006, the Company announced that the Board had authorized increasing the total amount of the stock repurchase program to $6 billion. The Company repurchased approximately 20 million and 58 million shares during the fiscal year ended June 30, 2008 and 2007, respectively. The remaining authorized amount at June 30, 2008 under the Company’s stock repurchase program was approximately $1,761 million, excluding commissions.

The program may be suspended or discontinued at any time.

Dividends

The total dividends declared related to fiscal 2008 results were $0.12 per share of Class A Common Stock and Class B Common Stock. In August 2008, the Company declared the final dividend on fiscal 2008 results of $.06 per share for Class A Common Stock and Class B Common Stock. This together with the interim dividend of $0.06 per share of Class A Common Stock and Class B Common Stock constitute the total dividend relating to fiscal 2008.

	For the years ended June 30,
	2008	2007	2006
Cash dividends paid per share
Class A	$0.12	$0.12	$0.13
Class B	$0.11	$0.10	$0.13

NOTE 13. EQUITY BASED COMPENSATION

News Corporation 2005 Long-Term Incentive Plan

The Company has adopted the News Corporation 2005 Long-Term Incentive Plan (the “2005 Plan”) under which equity based compensation, including stock options, restricted stock, restricted stock units (“RSUs”) and other types of awards, may be granted. Such equity grants under the 2005 Plan will generally vest over a four-year period and expire ten years from the date of grant. The Company’s employees and directors are entitled to participate in the 2005 Plan. The Compensation Committee of the Board (the “Compensation Committee”) determines the recipients, type of award to be granted and amounts of awards to be granted under the 2005 Plan. Stock options awarded under the 2005 Plan will be granted at exercise prices which are equal to or exceed the market price at the date of grant. The 2005 Plan replaced the News Corporation 2004 Stock Option Plan under

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

which no additional stock options will be granted. The maximum number of shares of Class A Common Stock that may be issued under the 2005 Plan is 165 million shares. The remaining shares available for issuance under the 2005 Plan at June 30, 2008 were approximately 144 million. The Company will issue new shares of Class A Common Stock for award upon exercises of stock options or vesting of stock-settled RSUs.

The fair value of equity based compensation under the 2005 Plan will be calculated according to the type of award issued.

Stock options and Stock Appreciation Rights (“SARs”) issued under the 2005 Plan or under the NDS Group plc executive share option schemes will be fair valued using a Black-Scholes option valuation method that uses the following assumptions: expected volatility is based on the historical volatility of the shares underlying the option; expected term of awards granted is derived from the historical activity of the Company’s awards and represents the period of time that the awards granted are expected to be outstanding; weighted average risk-free interest rate is an average of the interest rates of U.S. or U.K. government bonds with similar lives on the dates of the stock option grants; and dividend yield was calculated as an average of a ten year history of the Company’s yearly dividend divided by the fiscal year’s closing stock price.

RSU awards are grants that entitle the holder to shares of Class A Common Stock or the value of shares of Class A Common Stock as the award vests, subject to the 2005 Plan and such other terms and conditions as the Compensation Committee may establish. RSUs issued under the 2005 Plan are fair valued based upon the fair market value of Class A Common Stock on the grant date. Any person who holds RSUs shall have no ownership interest in the shares of Class A Common Stock to which such RSUs relate until and unless shares of Class A Common Stock are delivered to the holder. All shares of Class A Common Stock reserved for cancelled or forfeited equity-based compensation awards or for awards that are settled in cash become available for future grants. Certain RSU awards are settled in cash and are subject to terms and conditions of the 2005 Plan and such other terms and conditions as the Compensation Committee may establish. The Company recognized a tax benefit on vested RSUs of $4 million for both the fiscal years ended June 30, 2008 and 2007.

During the fiscal years ended June 30, 2008, 2007 and 2006, the Company issued 7.5 million, 1.8 million and 16.2 million RSUs, respectively, which primarily vest over four years. Outstanding RSUs as of June 30, 2008, 2007 and 2006 are payable in shares of the Class A Common Stock, upon vesting, except for approximately 2.9 million RSUs that will be settled in cash. RSUs granted to executive directors are settled in cash and certain awards granted to employees in certain foreign locations are settled in cash. During the fiscal years ended June 30, 2008, 2007 and 2006, approximately 767,000, 951,000 and 170,000 were settled in cash, respectively. At June 30, 2008 and 2007, the liability for cash-settled RSUs was approximately $80 million and $47 million, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table summarizes the activity related to the Company’s RSUs to be settled in stock (RSUs in thousands):

	Fiscal 2008		Fiscal 2007		Fiscal 2006
	Restricted stock units	Weighted average grant- date fair value	Restricted stock units	Weighted average grant- date fair value	Restricted stock units	Weighted average grant- date fair value
(Shares in thousands)
Unvested restricted stock units at beginning of the year	10,053	$15.70	12,861	$15.37	—	$—
Granted (1)	6,161	21.16	1,317	19.28	13,187	15.38
Vested	(4,421)	17.23	(3,632)	15.82	(125)	16.93
Cancelled	(491)	17.28	(493)	15.74	(201)	15.24

Unvested restricted stock units at the end of the year	11,302	$18.01	10,053	$15.70	12,861	$15.37

(1)	Includes 357,000 stock settled RSUs issued as a result of the acquisition of Dow Jones. See Note 3—Acquisitions, Disposals and Other Transactions.

In fiscal 2007 and 2008, a group of executives responsible for various business units within the Company had the opportunity to earn a grant of RSUs under the 2005 Plan. These awards (the “LTIP”) were conditioned upon the attainment of pre-determined operating profit goals for fiscal 2007 and 2008 by the executive’s particular business unit. If the actual fiscal 2007 and 2008 operating profit of the executive’s business unit as compared to its pre-determined target operating profit for the fiscal year was within a certain performance goal range, the executive was entitled to receive a grant of RSUs under the LTIP. To the extent that it was determined that the business unit’s actual fiscal 2007 or 2008 operating profit fell within the performance goal range for that fiscal year, the executive received a percentage of his or her annualized base salary, ranging from 0% to 100%, in time-vested RSUs representing shares of our Class A Common Stock. The RSUs are generally payable in shares of Class A Common Stock. In fiscal 2008, approximately 3.9 million RSUs were issued in connection with these fiscal 2007 LTIP awards, fifty percent of which vested as of August 15, 2008. The remaining balance will vest in two equal annual installments, subject to the individual’s continued employment with the Company. In fiscal 2009, approximately 7.3 million RSUs were issued in connection with these fiscal 2008 LTIP awards, twenty-five percent of which will vest on August 15, 2008. The remaining balance will vest in three equal annual installments, subject to the individual’s continued employment with the Company.

News Corporation 2004 Stock Option Plan and 2004 Replacement Stock Option Plan

As a result of the Company’s reorganization in November 2004, all preferred limited voting ordinary shares which the Company issued stock options over were cancelled and holders received in exchange stock options for shares of Class A Common Stock on a one-for-two basis with no change in the original terms under the News Corporation 2004 Stock Option Plan and 2004 Replacement Stock Option Plan (collectively, the “2004 Plan”). In addition, all other outstanding stock options to purchase preferred limited voting ordinary shares were adjusted to be exercisable into shares of Class A Common Stock subject to the one-for-two share exchange. Prior to the Company’s reorganization in November 2004, stock options were granted to employees with Australian dollar exercise prices.

Under the 2004 Plan, equity grants generally vest over a four-year period and expire ten years from the date of grant. The equity awards were granted with exercise prices that are equal to or exceed the market price at the date of grant and were valued, in Australian dollars. The 2004 Plan automatically terminates in 2014.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Other

The Company operates employee share ownership schemes in the United Kingdom and Ireland. These plans enable employees to enter into fixed-term savings contracts with independent financial institutions linked to an option for Class A Common Stock. The savings contracts can range from three to seven years with an average expected life of four years. During the fiscal years ended June 30, 2008, 2007 and 2006, the Company granted approximately 493,000, 256,000 and 341,000 stock options under this scheme, respectively.

The following table summarizes information about the Company’s stock option transactions for all the Company’s stock option plans (options in thousands):

	Fiscal 2008			Fiscal 2007			Fiscal 2006
	Options	Weighted average exercise price		Options	Weighted average exercise price		Options	Weighted average exercise price
		(in US$)	(in A$)		(in US$)	(in A$)		(in US$)	(in A$)
Outstanding at the beginning of the year	85,358	$15.52	$26.18	110,881	$14.52	$24.50	131,367	$13.97	$23.35
Granted (1)	7,643	19.65	*	256	17.72	*	935	16.36	*
Exercised	(5,719)	10.35	16.49	(24,719)	11.04	18.59	(16,102)	10.32	16.74
Cancelled	(1,537)	15.84	26.46	(1,060)	16.01	28.40	(5,319)	13.98	24.27

Outstanding at the end of the year	85,745	$16.23	$26.74	85,358	$15.52	$26.18	110,881	$14.52	$24.50

Vested and unvested expected to vest at June 30, 2008	85,745
Exercisable at the end of the year	83,715			83,521			102,055
Weighted average fair value of options granted		$4.28	*		$8.83	*		$4.20	*

(1)	Fiscal 2008 includes options issued as a result of the acquisition of Dow Jones. (See Note 3—Acquisitions, Disposals and Other Transactions.)
*	Granted in U.S. dollars.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal years ended June 30:

	2008	2007	2006
Weighted average risk free interest rate	3.10%	4.50%	4.94%
Dividend yield	0.6%	0.7%	0.7%
Expected volatility	22.16%	26.98%	29.52%
Maximum expected life of options	7 years	7 years	7 years

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The exercise prices for the stock options issued prior to the Company’s reorganization in November 2004 are in Australian dollars. The U.S. dollar equivalents presented above have been converted at historical exchange rates; therefore, the proceeds from the exercise of these options may differ due to fluctuations in exchange rates in periods subsequent to the date of the grants.

The Company issued 1,325,000 SARs in both fiscal 2005 and fiscal 2004 at exercise prices of $15.20 and $12.99, respectively. At June 30, 2008, 703,125 of the SARs issued in fiscal 2005 and 937,500 of the SARs issued in fiscal 2004 were vested and exercisable. No SARs have been issued since fiscal 2005.

The following table summarizes information about the Company’s stock option transactions (options in thousands):

Tranches	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Exercisable Options	Weighted Average Exercise Price
(in US$)		(in US$)			(in US$)
$3.14 to $3.93	5	3.58	4.14	5	3.58
$6.83 to $10.08	15,167	8.97	3.69	15,167	8.97
$10.40 to $15.58	37,902	13.13	3.23	36,067	13.10
$16.41 to $23.25	20,628	20.53	2.18	20,433	20.56
$25.17 to $27.74	12,024	27.74	1.35	12,024	27.74
$40.08 to $59.32	19	46.49	1.09	19	46.49

	85,745	$16.23		83,715	$16.28

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

A summary of the NDS stock options (options in thousands):

	Fiscal 2008		Fiscal 2007		Fiscal 2006
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
		(in US$)		(in US$)		(in US$)
Outstanding at the beginning of the year	2,790	$29.05	3,691	$26.28	4,338	$18.17
Granted	—	—	—	—	942	43.13
Exercised	(470)	20.31	(846)	16.68	(1,555)	14.00
Cancelled	(32)	37.30	(55)	33.64	(34)	20.05

Outstanding at the end of the year	2,288	$30.72	2,790	$29.05	3,691	$26.28

Vested and unvested expected to vest at June 30, 2008	2,269
Exercisable at the end of the year	1,808		1,841		2,150
Weighted average fair value of options granted		$—		$—		$29.42

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NDS 2006 Long-Term Incentive Plan

In October 2006, NDS shareholders approved the NDS 2006 Long-Term Incentive Plan (the “NDS LTIP”), which provides for awards of stock options to purchase NDS Series A ordinary shares (“NDS shares”), restricted awards, conditional awards, stock appreciation rights or awards of NDS shares, the terms and conditions of which are described in the NDS LTIP. American Depositary Receipts representing NDS shares are given to recipients in respect of any awards of NDS shares. The maximum number of NDS shares that may be issued or delivered under the NDS LTIP is 10,000,000 shares. There will be no further stock options granted under two of NDS’s existing stock option plans: The NDS 1997 Executive Share Option Scheme or The NDS 1999 Executive Share Option Scheme. However, further grants may be made under the NDS U.K. Approved Share Option Scheme, which will be treated as a sub-scheme of the NDS LTIP.

During the fiscal years ended June 30, 2008 and June 30, 2007, fixed conditional awards over an aggregate of 24,500 NDS shares and 43,500 NDS shares, respectively, were awarded to certain employees and directors of NDS. The fiscal 2008 fixed conditional awards vest in four equal annual installments beginning on August 15, 2008 and the fiscal 2007 fixed conditional awards vest in four equal annual installments beginning on August 15, 2007, each subject to, among other conditions, the individual’s continued employment with NDS. The grant date fair value of the fiscal 2008 fixed conditional awards was $55.91 per share, and the grant date fair value of the fiscal 2007 fixed conditional awards was $51.57 per share.

In addition, during the fiscal years ended June 30, 2008 and June 30, 2007, certain employees and executives of NDS had the opportunity to earn grants of NDS shares under the NDS LTIP conditioned upon the attainment of pre-determined operating income goals for the applicable fiscal year (“Performance-Based Conditional Awards”). To the extent that it was determined that NDS’ actual operating income for the applicable fiscal year fell within the performance goal range, the employees or executives received a percentage of his or her annualized base salary, ranging from 0% to 45% for the vast majority of recipients; however, the range for some recipients was from 0% to up to 187.5% for the fiscal year ended June 30, 2008 and from 0% to up to 225% for the fiscal year ended June 30, 2007. The Performance-Based Conditional Awards are paid in time-vested NDS shares. In August 2008, 436,394 NDS shares were awarded in satisfaction of the Fiscal 2008 Performance-Based Conditional Awards. In August 2007, 286,841 NDS shares were awarded in satisfaction of the Fiscal 2007 Performance-Based Conditional Awards. The Fiscal 2008 Performance-Based Conditional Awards vest in four equal annual installments beginning on August 15, 2008 and the Fiscal 2007 Performance-Based Conditional Awards vest in four equal annual installments beginning on August 15, 2007, each subject to, among other conditions, the individual’s continued employment with NDS. The grant date fair value of the Fiscal 2008 Performance-Based Conditional Awards was $55.91 per share, and the grant date fair value of the Fiscal 2007 Performance-Based Conditional Awards was $51.57 per share.

The following table summarizes the Company’s equity-based compensation:

	For the years ended June 30,
	2008	2007	2006
	(in millions)
Equity-based compensation	$153	$131	$132

Cash received from exercise of equity-based compensation	$80	$366	$222

Total intrinsic value of options exercised	$54	$208	$123

At June 30, 2008, the Company’s total compensation cost related to non-vested stock options, SARs and RSUs not yet recognized for all plans presented was approximately $296 million, the majority of which is expected to be recognized over the next three fiscal years. Compensation expense on all stock-based awards is recognized on a straight line basis over the vesting period of the entire award.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The Company recognized a tax benefit on stock options exercised of $13 million, $68 million and $35 million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

NOTE 14. RELATED PARTIES

Director transactions

Mr. Stanley Shuman, who served as a Director of the Company through October 2005 and was named Director Emeritus effective October 2005, is a Managing Director of Allen & Company LLC, a U.S. based investment bank, which provided investment advisory services to the Company. Total fees paid to Allen & Company LLC were $7.5 million, nil and $6.1 million, in fiscal 2008, 2007 and 2006, respectively.

Mr. José María Aznar, a Director of the Company, holds a 50% interest in Famaztella S.L. (“Famaztella”), a private consulting firm, which provided advisory services to the Company related to its global corporate strategy. Since September 1, 2004, Famaztella received €10,000 per month for its services. The consultancy agreement between Famaztella and the Company was terminated on June 20, 2006, immediately preceding Mr. Aznar’s appointment to the Board.

Freud Communications, which is controlled by Matthew Freud, Mr. K.R. Murdoch’s son-in-law, provided external support to the press and publicity activities of the Company during fiscal years 2008, 2007 and 2006. The fees paid by the Company to Freud Communications were approximately $669,000 in fiscal 2008 and $500,000 in each of fiscal 2007 and 2006. At June 30, 2008, there were no outstanding amounts due to or from Freud Communications.

The Company has engaged Mrs. Wendi Murdoch, the wife of Mr. K.R. Murdoch, the Company’s Chairman and Chief Executive Officer, to provide strategic advice for the development of the MySpace business in China. The fees paid to Mrs. Murdoch pursuant to this arrangement are $100,000 per annum and Mrs. Murdoch received $100,000 and $83,333 in the fiscal year ended June 30, 2008 and 2007, respectively. Mrs. Murdoch is a Director of MySpace China Holdings Limited (“MySpace China”), a joint venture in which the Company owns a 51.5% interest on a fully diluted basis, which licenses the technology and brand to the local company in China that operates the MySpace China website. Similar to other Directors of MySpace China, Mrs. Murdoch received options over 2.5% of the fully diluted shares of MySpace China, that will vest over four years under the MySpace China option plan. There were no fees paid to Mrs. Murdoch in fiscal 2006.

The Shine Group (“Shine”), a television production and distribution company, is controlled by Ms. Elisabeth Murdoch, the daughter of Mr. K.R. Murdoch. Through the normal course of business, certain subsidiaries of the Company have entered into various production and distribution arrangements with Shine. Pursuant to these arrangements, the Company paid Shine an aggregate of approximately $453,000 and $300,000 in the fiscal years ended June 30, 2008 and 2007, respectively. No amounts were paid to Shine in fiscal 2006.

Mr. Mark Hurd, a Director of the Company, is also the Chairman and Chief Executive Officer of Hewlett-Packard Company (“HP”). Through the normal course of business, HP sells certain equipment and provides services to the Company and its subsidiaries pursuant to a worldwide agreement entered into by the Company and HP in August 2007. Pursuant to this agreement, the Company paid HP approximately $68 million in the fiscal year ended June 30, 2008.

Dr. Roderick R. Paige was a Director of the Company until February 2008. Upon his resignation from the Board, the Company and Dr. Paige entered into a consultancy arrangement pursuant to which Dr. Paige advises the Company on certain educational matters. The fees paid by the Company to Dr. Paige pursuant to this arrangement are $240,000 per annum and Dr. Paige received $90,668 in the fiscal year ended June 30, 2008. Other than fees related to his Directorship, no amounts were paid to Dr. Paige in fiscal 2006 or fiscal 2007.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Other related entities

In the ordinary course of business, the Company enters into transactions with related parties, such as equity affiliates, to purchase and/or sell advertising, the sale of programming, administrative services and supplying digital technology and services for digital pay television platforms. The following table sets forth the net revenue from related parties included in the consolidated statements of operations:

	For the years ended June 30,
	2008	2007	2006
	(in millions)
Related party revenue, net of expense	$1,298	$1,173	$1,143

The following table sets forth the amount of accounts receivable due from and payable to related parties outstanding on the consolidated balance sheets:

	As of June 30,
	2008	2007
	(in millions)
Accounts receivable from related parties	$284	$459
Accounts payable to related parties	279	181

Liberty Transaction

In February 2008, the Company closed transactions contemplated by the Share Exchange Agreement with Liberty. Pursuant to the terms of the Share Exchange Agreement, Liberty exchanged its entire interest in the Company’s common stock for 100% of a wholly-owned subsidiary, whose holdings consisted of the Company’s approximate 41% interest in DIRECTV, the Three RSNs and $625 million in cash. As a result of the closing of the transaction contemplated by the Share Exchange Agreement, Liberty ceased to be a related party in February 2008. (See Note 3—Acquisitions, Disposals and Other Transactions for further discussion of the Share Exchange Agreement.)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 15. COMMITMENTS AND CONTINGENCIES

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2008.

	As of June 30, 2008
	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Contracts for capital expenditure
Land and buildings	$13	$13	$—	$—	$—
Plant and machinery	229	222	5	2	—
Operating leases (a)
Land and buildings	3,550	352	650	544	2,004
Plant and machinery	982	200	245	192	345
Other commitments
Borrowings	11,819	281	261	528	10,749
Exchangeable securities	1,692	—	—	1,561	131
News America Marketing (b)	368	101	144	94	29
Sports programming rights (c)	16,866	3,072	4,555	3,327	5,912
Entertainment programming rights	3,799	1,843	1,476	272	208
Other commitments and contractual obligations (d)	2,665	659	823	585	598

Total commitments, borrowings and contractual obligations	$41,983	$6,743	$8,159	$7,105	$19,976

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

	As of June 30, 2008
		Amount of Guarantees Expiration Per Period
Contingent guarantees:	Total Amounts Committed	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Programming rights (e)	$502	$31	$162	$80	$229
Other	62	42	12	8	—

	$564	$73	$174	$88	$229

(a)

The Company leases transponders, office facilities, warehouse facilities, equipment and microwave transmitters used to carry broadcast signals. These leases, which are classified as operating leases, expire at certain dates through fiscal 2090. In addition, the Company leases various printing plants, which leases expire at various dates through fiscal 2095.

(b)

News America Marketing Group (“NAMG”), a leading provider of in-store marketing products and services primarily to consumer packaged goods manufacturers, enters into agreements with retailers to rent space for the display of point of service advertising.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(c)

The Company’s contract with Major League Baseball (“MLB”) gives the Company rights to broadcast certain regular season and post season games, as well as exclusive rights to broadcast MLB’s World Series and All-Star Game through the 2013 MLB season.

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

Under the Company’s contract with the Big Ten Conference, remaining future minimum payments for program rights to broadcast certain Big Ten Conference sporting events are payable over the remaining term of the contract through fiscal 2032.

In addition, the Company has certain other local sports broadcasting rights.

(d)	Includes obligations relating to third party printing contracts, television rating services, a distribution agreement and paper purchase obligations.

(e)

A joint-venture in which the Company owns a 50% equity interest, entered into an agreement for global programming rights. Under the terms of the agreement, the Company and the other joint-venture partner have jointly guaranteed the programming rights obligation.

In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the total accrued benefit liability for pension and other postretirement benefit plans recognized as of June 30, 2008 was approximately $670 million (see Note 16—Pensions and Other Postretirement Benefits). This amount is effected by, among other items, statutory funding levels, changes in plan demographics and assumptions, and investment return on plan assets. Because of the current overall funded status of our material plans, the accrued liability does not represent expected near-term liquidity needs and accordingly the Company did not include this amount in the contractual obligations table.

Contingencies

NDS

Echostar Litigation

On June 6, 2003, Echostar Communications Corporation, Echostar Satellite Corporation, Echostar Technologies Corporation and Nagrastar L.L.C. (collectively, “Echostar”) filed an action against NDS in the United States District Court for the Central District of California. That complaint purported to allege claims for violation of the Digital Millennium Copyright Act (“DMCA”), the Communications Act of 1934 (“Communications Act”), the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, California’s Unfair Competition Law (“UCL”) and the federal Racketeer Influenced and Corrupt Organizations (“RICO”) statute. The complaint also purported to allege claims for civil conspiracy, misappropriation of trade secrets and interference with prospective business advantage. The complaint sought injunctive relief, unspecified compensatory and exemplary damages and restitution. Extensive motion practice ensued regarding this complaint, regarding subsequent complaints filed by Echostar, and regarding counterclaims asserted by NDS.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The trial of this case began April 9, 2008. Echostar’s claims under the DMCA, the Communications Act, the California Penal Code, and RICO were tried to the jury, Echostar’s UCL claim was tried to the court and NDS’ counterclaim under the California Uniform Trade Secrets Act was tried to the jury. All other claims were either dismissed by the court or abandoned by the parties.

On May 15, 2008, the jury returned its verdict. The jury found NDS not liable on three counts and awarded minimal damages on the remaining three counts. On those latter three counts, the jury awarded Echostar actual damages of $45.69 or, in the alternative, statutory damages of $1,000. NDS believes that these awards relate to a single incident involving a test of a card during the course of NDS’s anti-piracy efforts. The jury found Echostar not liable on NDS’s counterclaim.

One claim, Echostar’s UCL claim, has not yet been decided. By law, this claim must be decided by the judge rather than the jury. Any ruling on that claim must be consistent with the jury’s verdict, however, and the court has not yet provided a decision on the UCL claim. A hearing on the UCL claim has been set for August 19, 2008.

Echostar has expressed publicly an intention to seek an award of attorneys’ fees and costs. NDS believes that any such claim by Echostar would be without merit and NDS intends to vigorously defend against any such claim.

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

Intermix

FIM Transaction

On August 26, 2005 and August 30, 2005, two purported class action lawsuits captioned, respectively, Ron Sheppard v. Richard Rosenblatt et. al., and John Friedmann v. Intermix Media, Inc. et al., were filed in the

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

California Superior Court, County of Los Angeles. Both lawsuits named as defendants all of the then incumbent members of the Intermix Board, including Mr. Rosenblatt, Intermix’s former Chief Executive Officer, and certain entities affiliated with VantagePoint Venture Partners (“VantagePoint”), a former major Intermix stockholder. The complaints alleged that, in pursuing the transaction whereby Intermix was to be acquired by FIM (the “FIM Transaction”) and approving the related merger agreement, the director defendants breached their fiduciary duties to Intermix stockholders by, among other things, engaging in self-dealing and failing to obtain the highest price reasonably available for Intermix and its stockholders. The complaints further alleged that the merger agreement resulted from a flawed process and that the defendants tailored the terms of the merger to advance their own interests. The FIM Transaction was consummated on September 30, 2005. The Friedmann and Sheppard lawsuits were subsequently consolidated and, on January 17, 2006, a consolidated amended complaint was filed (the “Intermix Media Shareholder Litigation”). The plaintiffs in the consolidated action sought various forms of declaratory relief, damages, disgorgement and fees and costs. On March 20, 2006, the court ordered that substantially identical claims asserted in a separate state action filed by Brad Greenspan, captioned Greenspan v. Intermix Media, Inc., et al., be severed and related to the Intermix Media Shareholder Litigation. The defendants filed demurrers seeking dismissal of all claims in the Intermix Media Shareholder Litigation and the severed Greenspan claims, which were heard by the court on July 6, 2006. On October 6, 2006, the court sustained the demurrers without leave to amend. On December 13, 2006, the court dismissed the complaints and entered judgment for the defendants. Greenspan and plaintiffs in the Intermix Media Shareholder Litigation filed notices of appeal, and subsequently filed respective opening briefs on appeal in October 2007. Defendants filed opposing appellate briefs on April 16, 2008. The shareholder appellant reply brief was filed on July 10, 2008. Greenspan did not file a reply brief. The Court of Appeal has not yet heard argument in the matter. After the lower court sustained the demurrers in the Intermix Media Shareholder Litigation, co-counsel for certain of plaintiffs moved for an award of attorney’s fees and costs under a common law substantial benefit theory. On October 4, 2007, the court granted the motion and denied defendants’ application to tax costs. Defendants filed a notice of appeal.

In November 2005, plaintiff in a derivative action captioned LeBoyer v. Greenspan et al. pending against various former Intermix directors and officers in the United States District Court for the Central District of California filed a First Amended Class and Derivative Complaint (the “Amended Complaint”). The original derivative action was filed in May 2003 and arose out of Intermix’s restatement of quarterly financial results for its fiscal year ended March 31, 2003. Until the filing of the Amended Complaint, the action had been stayed by mutual agreement of the parties since its inception. A substantially similar derivative action filed in Los Angeles Superior Court was dismissed based on inability of the plaintiffs to adequately plead demand futility. Plaintiff LeBoyer’s November 2005 Amended Complaint added various allegations and purported class claims arising out of the FIM Transaction which are substantially similar to those asserted in the Intermix Media Shareholder Litigation. The Amended Complaint also added as defendants the individuals and entities named in the Intermix Media Shareholder Litigation that were not already defendants in the matter. On July 14, 2006, the parties filed their briefing on defendants’ motion to dismiss and stay the matter. On October 16, 2006, the court dismissed the fourth through seventh claims for relief, which related to the 2003 restatement, finding that the plaintiff is precluded from relitigating demand futility. At the same time, the court asked for further briefing regarding plaintiffs’ standing to assert derivative claims based on the FIM Transaction, including for alleged violation of Section 14(a) of the Exchange Act, the effect of the state judge’s dismissal of the claims in the Greenspan case and the Intermix Media Shareholder Litigation on the remaining direct class action claims alleging breaches of fiduciary duty and other common law claims leading up to the FIM Transaction. The parties filed the requested additional briefing in which the defendants requested that the court stay the direct LeBoyer claims pending the resolution of any appeal in the Greenspan case and the Intermix Media Shareholder Litigation. The court took the matter under submission. By order dated May 22, 2007, the court granted defendants’ motion to dismiss the derivative claims arising out of the FIM Transaction, and denied the defendants’ request to stay the two remaining direct claims. As explained in more detail in the next paragraph, the court subsequently consolidated

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

this case with the Brown v. Brewer action also pending before the court. On July 11, 2007, plaintiffs filed the consolidated first amended complaint. Pursuant to the stipulated briefing schedule ordered by the court, the parties’ joint brief on defendants’ motion to dismiss the consolidated complaint was filed on October 11, 2007 and taken under submission. By order dated January 17, 2008, the court granted in part defendants’ motion to dismiss, with leave to amend, as explained in greater detail under the discussion of the consolidated case, Brown v. Brewer, below. On February 8, 2008, plaintiffs filed a consolidated Second Amended Complaint. Defendants filed motions to dismiss on February 28, 2008. Plaintiffs filed their consolidated opposition brief on March 28, 2008, and the defendants filed their reply briefs on April 18, 2008. By order dated July 15, 2008, the court granted in part and denied in part defendants’ motion to dismiss. The court ordered the remaining defendants to answer the remaining claims within 20 days.

On June 14, 2006, a purported class action lawsuit, captioned Jim Brown v. Brett C. Brewer, et al., was filed against certain former Intermix directors and officers in the United States District Court for the Central District of California. The plaintiff asserted claims for alleged violations of Section 14a of the Exchange Act and SEC Rule 14a-9, as well as control person liability under Section 20a. The plaintiff alleged that certain defendants disseminated false and misleading definitive proxy statements on two occasions: one on December 30, 2003 in connection with the shareholder vote on January 29, 2004 on the election of directors and ratification of financing transactions with certain entities of VantagePoint, and another on August 25, 2005 in connection with the shareholder vote on the FIM Transaction. The complaint named as defendants certain VantagePoint related entities and the members of the Intermix Board who were incumbent on the dates of the respective proxy statements. Intermix was not named as a defendant, but has certain indemnity obligations to the former officer and director defendants in connection with these claims and allegations. Intermix believes that the claims are without merit and expects that the individual defendants will vigorously defend themselves in the matter. On August 25, 2006, plaintiff amended his complaint to add certain investment banks (the “Investment Banks”) as defendants. Intermix has certain indemnity obligations to the Investment Banks as well. Plaintiff amended his complaint again on September 27, 2006. On October 19, 2006, defendants filed motions to dismiss all claims in the Second Amended Complaint. These motions were scheduled to be heard on February 12, 2007. On February 9, 2007, the case was transferred from Judge Walter to Judge George H. King, the judge assigned to the LeBoyer action on the grounds that it raises substantially related questions of law and fact as LeBoyer, and would entail substantial duplication of labor if heard by different judges. Judge King took the February 26, 2007 hearing date for the motions to dismiss off-calendar. On June 11, 2007, Judge King ordered the Brown case be consolidated with the LeBoyer action, ordered plaintiffs’ counsel to file a consolidated first amended complaint, and further ordered the parties to file a joint brief on defendants’ contemplated motion to dismiss the consolidated first amended complaint. On July 11, 2007, plaintiffs filed the consolidated first amended complaint. Pursuant to the stipulated briefing schedule ordered by the court, the parties’ joint brief on defendants’ motion to dismiss was filed on October 11, 2007 and was taken under submission without a hearing. By order dated January 17, 2008, Judge King granted defendants’ motion to dismiss the 2003 proxy claims (concerning VantagePoint transactions) and the 2005 proxy claims (concerning the FIM Transaction), as well as a claim against the VantagePoint entities alleging unjust enrichment. The court found it unnecessary to rule on dismissal of the remaining claims, which are related to the 2005 FIM Transaction, because the dismissal disposed of those claims. On February 8, 2008, plaintiffs filed a consolidated Second Amended Complaint. Defendants filed motions to dismiss on February 28, 2008. Plaintiffs filed their consolidated opposition brief on March 28, 2008, and the defendants filed their reply briefs on April 18, 2008. By order dated July 15, 2008, the court granted in part and denied in part defendants’ motion to dismiss. The court ordered the remaining defendants to answer the remaining claims within 20 days.

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

Prior to dismissing his derivative lawsuit, in August 2005, Mr. Greenspan filed another complaint in Los Angeles Superior Court against the same defendants. The complaint, for breach of fiduciary duty, included substantially the same allegations made by Mr. Greenspan in the above-referenced lawsuit. Mr. Greenspan further alleged that defendants’ actions have, with the FIM Transaction, culminated in the loss of Mr. Greenspan’s interest in Intermix for a cash payment allegedly below its value. On October 31, 2005, the defendants filed motions seeking dismissal of the lawsuit on the grounds that the complaint failed to state any cause of action. Instead of responding to these motions, Mr. Greenspan filed an amended complaint on February 21, 2006, in which Mr. Greenspan omitted certain previously named defendants and added two other former directors as defendants. In this amended complaint, Mr. Greenspan asserted seven causes of action. The first two causes of action, for intentional interference with prospective economic advantage and violation of California’s Business Professions Code section 17200, generally related to Intermix’s decision to consummate its Series C Preferred Stock financing with VantagePoint in October 2003 and allege that Mr. Greenspan was “forced” to resign. The third through sixth causes of action asserted various claims for breach of fiduciary duty related to the FIM Transaction and substantially mirrored the allegations in the Intermix Media Shareholder Litigation. By Order of March 20, 2006, the court ordered that Mr. Greenspan’s claims based on the FIM Transaction be severed from the rest of his complaint and coordinated with the claims asserted in the Intermix Media Shareholder Litigation. Mr. Greenspan asserted a seventh cause of action against Intermix for indemnification. In his amended complaint, Mr. Greenspan sought compensatory and consequential damages, punitive damages, fees and costs, injunctive relief and other remedies. Motions to dismiss the first six causes of action were filed and, on October 6, 2006, granted without leave to amend. On November 21, 2006, Mr. Greenspan dismissed with prejudice the seventh cause of action for indemnity, which was the only remaining claim and his sole cause of action against Intermix. On January 24, 2007, Mr. Greenspan filed a notice of appeal of the court’s October 6, 2006 ruling. Mr. Greenspan’s opening brief in the Court of Appeal was filed on October 23, 2007. The Intermix Media Shareholder appeal and Greenspan appeal have been coordinated in the court of appeal. Defendants filed a joint opposing appeal brief in both matters on April 16, 2008. The shareholder appellant reply brief was filed on July 10, 2008. Greenspan did not file a reply brief. No hearing date has been set yet.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

News America Marketing

On January 18, 2006, Valassis Communications, Inc. (“Valassis”) filed a complaint against News America Incorporated, News America Marketing FSI, LLC and News America Marketing Services, In-Store, LLC (collectively “News America”) in the United States District Court for the Eastern District of Michigan. Valassis alleges that News America possesses monopoly power in a claimed in-store advertising and promotions market (the “in-store market”) and has used that power to gain an unfair advantage over Valassis in a purported market for coupons distributed by free-standing inserts (“FSIs”). Valassis alleges that News America is attempting to monopolize the purported FSI market by leveraging its alleged monopoly power in the purported in-store market, thereby allegedly violating Section 2 of the Sherman Antitrust Act of 1890, as amended (the “Sherman Act”). Valassis further alleges that News America has unlawfully bundled the sale of in-store marketing products with the sale of FSIs and that such bundling constitutes unlawful tying in violation of Sections 1 and 3 of the Sherman Act. Additionally, Valassis alleges that News America is predatorily pricing its FSI products in violation of Section 2 of the Sherman Act. Valassis also asserts that News America violated various state antitrust statutes and has tortiously interfered with Valassis’ actual or expected business relationships. Valassis’ complaint seeks injunctive relief, damages, fees and costs. On April 20, 2006, News America moved to dismiss Valassis’ complaint in its entirety for failure to state a cause of action. On September 28, 2006, the Magistrate Judge issued a Report and Recommendation granting the motion. On October 16, 2006, Valassis filed an Amended Complaint, alleging the same causes of action. On November 17, 2006, News America answered the three federal antitrust claims and moved to dismiss the remaining nine state law claims. On March 23, 2007, the Court granted News America’s motion and dismissed the nine state law claims. The parties are engaging in discovery, which has been combined with the California and Michigan state cases discussed below. News America expects a Scheduling Order, including a jury trial date, to be entered by the Court shortly.

On March 9, 2007, Valassis filed a two-count complaint in Michigan state court against News America. That complaint, which is based on the same factual allegations as the federal complaint discussed above, alleges that News America has tortiously interfered with Valassis’ business relationships and that News America has unfairly competed with Valassis. Valassis’ Michigan complaint seeks injunctive relief, damages, fees and costs. On May 4, 2007, News America filed a motion to dismiss or, in the alternative stay, that complaint. On August 14, 2007, the Court denied the motion. On July 7, 2008, Valassis filed an Amended Complaint alleging the same causes of action, based on essentially the same factual allegations. The parties are engaging in discovery, which has been combined with the federal case discussed above and the California state case discussed below. The trial is set to begin on January 12, 2009.

On March 12, 2007, Valassis filed a three-count complaint in California state court against News America. That complaint, which is based on the same factual allegations as the federal complaint discussed above, alleges that News America has violated the Cartwright Act (California’s state antitrust law) by unlawfully tying its FSI products to its in-store products, has violated California’s Unfair Practices Act by predatorily pricing its FSI products, and has unfairly competed with Valassis. Valassis’ California complaint seeks injunctive relief, damages, fees and costs. On May 4, 2007, News America filed a motion to dismiss or, in the alternative stay, that complaint. On June 28, 2007, the court issued a tentative ruling denying the motion and reassigned the case to the Complex Litigation Program. On July 19, 2007, the court denied the motion. The parties are engaging in discovery, which has been combined with the federal case and Michigan state cases discussed above. The trial is set to begin March 9, 2009.

News America believes that all of the claims in each of the complaints filed by Valassis are without merit and it intends to defend itself vigorously in the three matters.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

NOTE 16. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The Company participates in and/or sponsors pension and savings plans of various types in a variety of jurisdictions covering, in aggregate, substantially all employees. As of January 1, 2008, the major pension plans are closed to new participants (with the exception of groups covered by collective bargaining agreements). The Company has a legally enforceable obligation to contribute to some plans and is not required to contribute to others. Non-U.S. plans include both employee contributory and employee non-contributory defined benefit plans and accumulation plans covering all eligible employees. The plans in the United States include both defined benefit pension plans and employee non-contributory and employee contributory accumulation plans covering all eligible employees. The Company makes contributions in accordance with applicable laws or contract terms in each jurisdiction in which the Company operates. The Company’s benefit obligation is calculated using several assumptions which the Company reviews on a regular basis.

The funded status of the plans can change from year to year but the assets of the funded plans has been sufficient to pay all benefits that came due in each of fiscal 2008, 2007 and 2006.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The following table sets forth the change in the benefit obligation for the Company’s benefit plans:

	Pension benefits		Postretirement benefits
	As of June 30,
	2008	2007	2008	2007
	(in millions)
Projected benefit obligation, beginning of the year	$2,392	$2,061	$139	$138
Service cost	87	70	7	4
Interest cost	150	122	16	8
Acquisitions	234	—	203	—
Benefits paid	(139)	(98)	(11)	(6)
Actuarial loss (gain) (a)	(147)	57	(30)	(4)
Foreign exchange rate changes	38	110	—	2
Amendments, transfers and other	75	70	—	(3)

Projected benefit obligation, end of year	$2,690	$2,392	$324	$139

(a)	Actuarial gains and losses primarily related to changes in the discount rate and mortality assumptions utilized in measuring plan obligations at June 30, 2008 and June 30, 2007.

The following table sets forth the change in the fair value of plan assets for the Company’s benefit plans:

	Pension benefits
	As of June 30,
	2008	2007
	(in millions)
Fair value of plan assets, beginning of the year	$2,287	$1,903
Actual return on plan assets	(140)	232
Employer contributions	57	67
Acquisitions	167	—
Benefits paid	(139)	(97)
Foreign exchange rate changes	44	112
Amendments, transfers and other	72	70

Fair value of plan assets, end of the year	$2,348	$2,287

Amounts recognized in the consolidated balance sheets consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2008	2007	2008	2007
	(in millions)
Funded status	$(342)	$(105)	$(324)	$(139)
Amounts recorded in the balance sheet
Non-current pension assets	35	100	—	—
Accrued pension/postretirement liabilities	(377)	(205)	(324)	(139)

Net amount recognized	$(342)	$(105)	$(324)	$(139)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Amounts recognized in accumulated other comprehensive income consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2008	2007	2008	2007
	(in millions)
Actuarial losses (gain)	$433	$301	$(5)	$26
Prior service cost (benefit)	15	6	(23)	(28)

Net amounts recognized	$448	$307	$(28)	$(2)

Amounts in accumulated other comprehensive income expected to be recognized as a component of net periodic pension cost in fiscal 2009:

	Pension benefits	Postretirement benefits
	As of June 30,
	2008	2008
	(in millions)
Actuarial losses	$17	$—
Prior service cost (benefit)	2	(5)

Net amounts recognized	$19	$(5)

Accumulated pension benefit obligations at June 30, 2008 and 2007 were $2,461 million and $2,181 million, respectively. Below is information about pension plans in which the accumulated benefit obligation exceeds the fair value of the plan assets.

	As of June 30,
	2008	2007
	(in millions)
Projected benefit obligation	$1,173	$236
Accumulated benefit obligation	1,107	229
Fair value of plan assets	820	54

The components of net periodic costs were as follows:

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2008	2007	2006	2008	2007	2006
			(in millions)
Components of net periodic cost:
Service cost benefits earned during the period	$87	$70	$82	$7	$4	$4
Interest costs on projected benefit obligations	150	122	106	16	8	7
Expected return on plan assets	(166)	(135)	(122)	—	—	—
Amortization of deferred losses	14	19	45	1	2	3
Other	7	(2)	(1)	(6)	(6)	(5)

Net periodic costs	$92	$74	$110	$18	$8	$9

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2008	2007	2006	2008	2007	2006
	(in millions)
Additional information:
Decrease (increase) in minimum liability reflected in other comprehensive income	N/A	N/A	$286	N/A	N/A	N/A
Weighted-average assumptions used to determine benefit obligations
Discount rate	6.7%	6.0%	5.9%	6.9%	6.2%	6.1%
Rate of increase in future compensation	5.1%	5.0%	4.9%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	6.0%	5.9%	5.1%	6.2%	6.1%	5.2%
Expected return on plan assets	7.0%	7.0%	7.5%	N/A	N/A	N/A
Rate of increase in future compensation	5.0%	4.9%	4.8%	N/A	N/A	N/A
N/A—not applicable

The following assumed health care cost trend rates at June 30 were also used in accounting for postretirement benefits:

	Postretirement benefits
	Fiscal 2008	Fiscal 2007
Health care cost trend rate	8.8%	8.2%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.1%	4.9%
Year that the rate reaches the ultimate trend rate	2015	2011

Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. The effect of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate would have the following effects on the results for fiscal 2008:

	Service and interest costs	Benefit Obligation
	(in millions)
One percentage point increase	$2	$35
One percentage point decrease	(2)	(29)

The following table sets forth the estimated benefit payments for the next five fiscal years, and in aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

	Expected benefit payments
	Pension benefits	Postretirement benefits
Fiscal year:
2009	$133	$17
2010	130	18
2011	135	19
2012	145	21
2013	150	21
2014-2018	852	122

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The above table shows expected benefits payments for the postretirement benefits after adjusting for U.S. Medicare subsidy receipts. The annual receipts are expected to range from $1 to $2 million.

The Company’s investment strategy for its pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits while maintaining adequate funding levels. The Company’s practice is to conduct a periodic strategic review of its asset allocation. The Company’s current broad strategic targets are to have a pension asset portfolio comprising of 58% equity securities, 39% fixed income securities, 1% in real estate and 2% in other instruments. In developing the expected long-term rate of return, the Company considered the pension asset portfolio’s past average rate of returns and future return expectations of the various asset classes. A portion of the other allocation is reserved in short-term cash to provide for expected benefits to be paid in short term. The Company’s equity portfolios are managed in such a way as to achieve optimal diversity. The Company’s fixed income portfolio is investment grade in the aggregate. The Company does not manage any assets internally.

The Company’s benefit plan weighted-average asset allocations, by asset category, are as follows:

	Pension benefits
	As of June 30,
	2008	2007
	(in millions)
Asset Category:
Equity securities	54%	61%
Debt securities	41%	34%
Real estate	1%	2%
Other	4%	3%

Total	100%	100%

The Company contributes to multi-employer plans that provide pension and health and welfare benefits to certain employees under collective bargaining agreements. The contributions to these plans were $116 million, $114 million, and $88 million for the fiscal years ended June 30, 2008, 2007, and 2006, respectively. In addition, the Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $186 million, $115 million, and $104 million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

The Company expects to continue making discretionary contributions to the plans during fiscal 2009 and in aggregate the pension contributions are expected to be approximately $110 million.

NOTE 17. INCOME TAXES

Income from continuing operations before income tax expense and minority interest in subsidiaries was attributable to the following jurisdictions:

	For the years ended June 30,
	2008	2007	2006
	(in millions)
United States (including exports)	$6,332	$4,586	$3,748
Foreign	989	720	657

Income from continuing operations before income tax expense and minority interest in subsidiaries	$7,321	$5,306	$4,405

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Significant components of the Company’s provisions for income taxes from continuing operations were as follows:

	For the years ended June 30,
	2008	2007	2006
	(in millions)
Current:
United States
Federal	$918	$281	$145
State & local	102	69	66
Foreign	480	390	357

Total current	1,500	740	568

Deferred	303	1,074	958

Total provision for income taxes	$1,803	$1,814	$1,526

In October 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA includes a temporary incentive for U.S. multinationals to repatriate foreign earnings at the favorable effective tax rate of 5.25%. In accordance with the AJCA, the Company repatriated $420 million at a favorable tax rate of 5.25% in fiscal 2006, which resulted in a tax benefit to the Company of approximately $125 million. The amounts repatriated were used to compensate non-executive U.S. employees for services performed within the United States.

The reconciliation of income tax attributable to continuing operations computed at the statutory rate to income tax expense is:

	For the years ended June 30,
	2008	2007	2006
US federal income tax rate	35%	35%	35%
Tax free Exchange (a)	(11)	—	—
State and local taxes	1	1	2
Effect of foreign taxes	1	2	1
AJCA Section 965 Benefit	—	—	(3)
Resolution of tax matters	—	(2)	—
Change in valuation allowance	(1)	(1)	(1)
Other permanent differences	—	(1)	1

Effective tax rate	25%	34%	35%

(a)	See Note 3—Acquisitions, Disposals and Other Transactions.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following is a summary of the components of the deferred tax accounts:

	As of June 30,
	2008	2007
	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$532	$695
Capital loss carryforwards	1,124	991
Accrued liabilities	268	265

Total deferred tax assets	1,924	1,951

Deferred tax liabilities, net:
Basis difference and amortization	(5,016)	(5,448)
Revenue recognition	(234)	(271)
Sports rights contracts	(192)	(164)
Other	(384)	(284)

Total deferred tax liabilities	(5,826)	(6,167)

Net deferred tax liabilities before valuation allowance	(3,902)	(4,216)
Less: valuation allowance	(1,406)	(1,562)

Net deferred tax liabilities	$(5,308)	$(5,778)

At June 30, 2008 and 2007, the Company had net current deferred tax assets of $4 million and non-current deferred tax assets of $144 million and $117 million, respectively. The Company also had non-current deferred tax liabilities of $5,456 million and $5,899 million at June 30, 2008 and 2007, respectively.

At June 30, 2008, the Company had approximately $1.6 billion of net operating and $3.7 billion of capital loss carryforwards available to offset future taxable income. The majority of these net operating loss carryforwards, if not utilized to reduce taxable income in future periods, will expire in varying amounts between fiscal 2009 and 2026, with a significant portion, approximately $1.0 billion relating to foreign operations, expiring within the next three fiscal years. While approximately $1.0 billion of the capital loss carryforwards expire in three years, the remaining capital loss carryforwards are in jurisdictions where they do not expire. In assessing the realizability of deferred tax assets, management evaluates a variety of factors in considering whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized. Management considers earnings expectations, the existence of taxable temporary differences, tax planning strategies, and the periods in which estimated losses can be utilized. Based upon this analysis, management has concluded that it is more likely than not that the Company will not realize all of the benefits of its deferred tax assets. In particular, this is due to the uncertainty of generating capital gains, as well as generating taxable income within the requisite period in various foreign jurisdictions and the uncertainty of fully utilizing the capital losses and net operating losses before they expire through tax planning strategies or reversing taxable temporary differences in the foreseeable future. Accordingly, valuation allowances of $1.4 billion and $1.6 billion have been established to reflect the expected realization of the deferred tax assets as to June 30, 2008 and 2007, respectively. The net decrease in the valuation allowance during fiscal 2008 of $156 million was primarily due to the release of valuation allowances on foreign net operating losses.

Except for amounts repatriated under the AJCA in fiscal 2006, the Company has not provided for possible U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability for temporary differences related to these earnings is not practicable. Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested amounted to approximately $6.9 billion at June 30, 2008. (See Note 2—Summary of Significant Accounting Policies)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 18. SEGMENT INFORMATION

The Company is a diversified global media company, which manages and reports its businesses in eight segments:

•

Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide.

•

Television, which, as of June 30, 2008, principally consisted of the operation of 35 full power broadcast television stations, including nine duopolies, in the United States (Of these stations, 25 are affiliated with the FOX network, and ten are affiliated with the MyNetworkTV network.), the broadcasting of network programming in the United States and the development, production and broadcasting of television programming in Asia.

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

•

Newspapers and Information Services, which principally consists of the publication of four national newspapers in the United Kingdom, the publication of approximately 147 newspapers in Australia, the publication of a metropolitan newspaper and a national newspaper (with international editions) in the United States and the provision of information services.

•	Book Publishing, which principally consists of the publication of English language books throughout the world.

•

Other, which includes NDS, a company engaged in the business of supplying open end-to-end digital technology and services to digital pay-television platform operators and content providers; FIM, which operates the Company’s Internet activities; and News Outdoor, an advertising business which offers display advertising in outdoor locations primarily throughout Russia and Eastern Europe.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

	For the years ended June 30,
	2008	2007	2006
	(in millions)
Revenues:
Filmed Entertainment	$6,699	$6,734	$6,199
Television	5,807	5,705	5,334
Cable Network Programming	4,993	3,902	3,358
Direct Broadcast Satellite Television	3,749	3,076	2,542
Magazines and Inserts	1,124	1,119	1,090
Newspapers and Information Services	6,248	4,486	4,095
Book Publishing	1,388	1,347	1,312
Other	2,988	2,286	1,397

Total revenues	$32,996	$28,655	$25,327

Operating income:
Filmed Entertainment	$1,246	$1,225	$1,092
Television	1,126	962	1,032
Cable Network Programming	1,269	1,090	864
Direct Broadcast Satellite Television	419	221	39
Magazines and Inserts	352	335	307
Newspapers and Information Services	767	653	517
Book Publishing	160	159	167
Other	42	(193)	(150)

Total operating income	5,381	4,452	3,868
Equity earnings of affiliates	327	1,019	888
Interest expense, net	(926)	(843)	(791)
Interest income	246	319	246
Other, net	2,293	359	194

Income from continuing operations before income tax expense and minority interest in subsidiaries	7,321	5,306	4,405
Income tax expense	(1,803)	(1,814)	(1,526)
Minority interest in subsidiaries, net of tax	(131)	(66)	(67)

Income from continuing operations	5,387	3,426	2,812
Gain on disposition of discontinued operations, net of tax	—	—	515

Income before cumulative effect of accounting change	5,387	3,426	3,327
Cumulative effect of accounting change, net of tax	—	—	(1,013)

Net income	$5,387	$3,426	$2,314

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Equity earnings of affiliates, Interest expense, net, Interest income, Other, net, Income tax expense and Minority interest in subsidiaries are not allocated to segments as they are not under the control of segment management.

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $842 million, $1,030 million and $864 million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profit (losses) generated primarily by the Filmed Entertainment segment of approximately $23 million, $5 million and $(2) million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively, have been eliminated within the Filmed Entertainment segment.

	For the year ended June 30, 2008
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$1,246	$88	$—	$1,334
Television	1,126	100	—	1,226
Cable Network Programming	1,269	90	80	1,439
Direct Broadcast Satellite Television	419	228	—	647
Magazines and Inserts	352	8	—	360
Newspapers and Information Services	767	433	—	1,200
Book Publishing	160	9	—	169
Other	42	251	—	293

Total	$5,381	$1,207	$80	$6,668

	For the year ended June 30, 2007
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$1,225	$85	$—	$1,310
Television	962	93	—	1,055
Cable Network Programming	1,090	56	77	1,223
Direct Broadcast Satellite Television	221	191	—	412
Magazines and Inserts	335	8	—	343
Newspapers and Information Services	653	284	—	937
Book Publishing	159	8	—	167
Other	(193)	154	—	(39)

Total	$4,452	$879	$77	$5,408

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

	For the year ended June 30, 2006
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$1,092	$85	$—	$1,177
Television	1,032	88	—	1,120
Cable Network Programming	864	51	103	1,018
Direct Broadcast Satellite Television	39	172	—	211
Magazines and Inserts	307	7	—	314
Newspapers and Information Services	517	263	—	780
Book Publishing	167	7	—	174
Other	(150)	102	—	(48)

Total	$3,868	$775	$103	$4,746

	For the years ended June 30,
	2008	2007	2006
	(in millions)
Depreciation and amortization
Filmed Entertainment	$88	$85	$85
Television	100	93	88
Cable Network Programming	90	56	51
Direct Broadcast Satellite Television	228	191	172
Magazines and Inserts	8	8	7
Newspapers and Information Services	433	284	263
Book Publishing	9	8	7
Other	251	154	102

Total depreciation and amortization	$1,207	$879	$775

Capital expenditures:
Filmed Entertainment	$94	$85	$66
Television	100	125	136
Cable Network Programming	238	92	40
Direct Broadcast Satellite Television	239	199	223
Magazines and Inserts	7	10	9
Newspapers and Information Services	449	544	359
Book Publishing	23	23	7
Other	293	230	136

Total capital expenditures	$1,443	$1,308	$976

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

	As of June 30,
	2008	2007
	(in millions)
Total assets:
Filmed Entertainment	$7,122	$6,738
Television	13,011	12,974
Cable Network Programming	9,566	8,523
Direct Broadcast Satellite Television	2,589	2,030
Magazines and Inserts	1,328	1,278
Newspapers and Information Services	7,743	5,343
Book Publishing	1,696	1,566
Other	15,969	12,478
Investments	3,284	11,413

Total assets	$62,308	$62,343

Goodwill and Intangible assets, net:
Filmed Entertainment	$1,948	$1,979
Television	10,195	10,195
Cable Network Programming	5,836	5,517
Direct Broadcast Satellite Television	691	595
Magazines and Inserts	1,009	1,009
Newspapers and Information Services	4,321	2,422
Book Publishing	508	508
Other	8,572	3,297

Total goodwill and intangibles, net	$33,080	$25,522

Geographic Segments

	For the years ended June 30,
	2008	2007	2006
	(in millions)
Revenues:
United States and Canada (1)	$16,987	$15,282	$14,102
Europe (2)	10,757	9,073	7,552
Australasia and Other (3)	5,252	4,300	3,673

Total revenues	$32,996	$28,655	$25,327

(1)	Revenues include approximately $16.4 billion, $14.8 billion and $13.6 billion from customers in the United States in fiscal 2008, 2007 and 2006, respectively.
(2)

Revenues include approximately $3.7 billion, $3.6 billion and $3.1 billion from customers in the United Kingdom in fiscal 2008, 2007 and 2006, respectively, as well as approximately $4.1 billion, $3.4 billion and $2.8 billion from customers in Italy in fiscal 2008, 2007 and 2006, respectively.

(3)	Revenues include approximately $3.2 billion, $2.5 billion and $2.2 billion from customers in Australia in fiscal 2008, 2007 and 2006, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

	As of June 30,
	2008	2007
	(in millions)
Long-Lived Assets:
United States and Canada	$33,511	$35,289
Europe	7,893	4,948
Australasia and Other	6,542	6,200

Total long-lived assets	$47,946	$46,437

There is no material reliance on any single customer. Revenues are attributed to countries based on location of customers.

Australasia comprises Australia, Asia, Fiji, Papua New Guinea and New Zealand.

NOTE 19. EARNINGS PER SHARE

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

The following tables set forth the computation of basic and diluted earnings per share under SFAS No. 128, “Earnings per Share”:

	For the years ended June 30,
	2008	2007	2006
	(in millions)
Income from continuing operations available to shareholders—basic	$5,387	$3,426	$2,812
Other	(1)	(5)	(1)

Income from continuing operations available to shareholders—diluted	$5,386	$3,421	$2,811

Gain on disposition of discontinued operations	$—	$—	$515
Cumulative effect of accounting change, net of tax	$—	$—	$(1,013)
Net income available to shareholders—basic	$5,387	$3,426	$2,314
Other	(1)	(5)	(1)

Net income available to shareholders—diluted	$5,386	$3,421	$2,313

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

For the year ended June 30, 2008
(in millions, except per share amounts)
Weighted average shares—basic	2,955
Shares issuable under equity based compensation plans	16

Weighted average shares—diluted	2,971

Earnings per share—basic:
Income from continuing operations	$1.82
Net Income	$1.82

Earnings per share—diluted:
Income from continuing operations	$1.81
Net Income	$1.81

	For the years ended June 30,
	2007			2006
	Class A	Class B	Total	Class A	Class B	Total
	(in millions, except per share data)
Allocation of income—basic:
Income from continuing operations	$2,484	$942	$3,426	$2,033	$779	$2,812
Gain on disposition of discontinued operations	—	—	—	372	143	515
Cumulative effect of accounting change, net of tax	—	—	—	(732)	(281)	(1,013)
Net income available to shareholders	2,484	942	3,426	1,673	641	2,314

Weighted average shares used in income allocation	2,604	987	3,591	2,638	1,012	3,650

Allocation of income—diluted:
Income from continuing operations	$2,487	$934	$3,421	$2,036	$775	$2,811
Gain on disposition of discontinued operations	—	—	—	373	142	515
Cumulative effect of accounting change, net of tax	—	—	—	(734)	(279)	(1,013)
Net income available to shareholders	2,487	934	3,421	1,675	638	2,313

Weighted average shares used in income allocation	2,629	987	3,616	2,659	1,012	3,671

Weighted average shares—basic	2,170	987	3,157	2,198	1,012	3,210
Shares issuable under equity based compensation plans	21	—	21	18	—	18

Weighted average shares—diluted	2,191	987	3,178	2,216	1,012	3,228

Earnings per share—basic:
Income from continuing operations	$1.14	$0.95		$0.92	$0.77
Gain on disposition of discontinued operations	$—	$—		$0.17	$0.14
Cumulative effect of accounting change, net of tax	$—	$—		$(0.33)	$(0.28)
Net income	$1.14	$0.95		$0.76	$0.63

Earnings per share—diluted:
Income from continuing operations	$1.14	$0.95		$0.92	$0.77
Gain on disposition of discontinued operations	$—	$—		$0.17	$0.14
Cumulative effect of accounting change, net of tax	$—	$—		$(0.33)	$(0.28)
Net income	$1.14	$0.95		$0.76	$0.63

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 20. QUARTERLY DATA (UNAUDITED)

	For the three months ended
	September 30,	December 31,	March 31,	June 30,
	(in millions, except per share amounts)
Fiscal 2008
Revenues	$7,067	$8,590	$8,750	$8,589
Operating income	1,047	1,418	1,438	1,478
Net income	732	832	2,694	1,129
Basic earnings per share	$0.23	$0.27	$0.92	$0.43
Diluted earnings per share	$0.23	$0.27	$0.91	$0.43
Stock prices (a)
Class A—High	$22.80	$23.04	$20.10	$19.63
Class A—Low	$19.78	$19.73	$17.87	$15.43
Class B—High	$24.57	$24.50	$20.70	$20.17
Class B—Low	$21.09	$20.49	$18.28	$15.73

Fiscal 2007
Revenues	$5,914	$7,844	$7,530	$7,367
Operating income	851	1,144	1,239	1,218
Net income	843	822	871	890
Basic earnings per share
Class A	$0.28	$0.27	$0.29	$0.30
Class B	$0.23	$0.23	$0.24	$0.25
Diluted earnings per share
Class A	$0.28	$0.27	$0.29	$0.30
Class B	$0.23	$0.23	$0.24	$0.25
Stock prices (a)
Class A—High	$19.75	$21.75	$23.98	$23.74
Class A—Low	$18.19	$19.35	$21.26	$21.21
Class B—High	$20.64	$22.74	$25.34	$25.27
Class B—Low	$18.96	$20.30	$22.16	$22.94

(a)	The stock prices reflect the reported high and low closing sales prices for the Class A Common Stock and Class B Common Stock, as reported on the New York Stock Exchange.

NOTE 21. VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Additions	Acquisitions and disposals	Utilization	Foreign exchange	Balance at end of year
	(in millions)
Fiscal 2008
Allowances for returns and doubtful accounts	$(1,102)	$(1,365)	$(13)	$1,446	$(55)	$(1,089)
Deferred tax valuation allowance	(1,562)	(344)	—	500	—	(1,406)
Fiscal 2007
Allowances for returns and doubtful accounts	(1,068)	(1,691)	(7)	1,701	(37)	(1,102)
Deferred tax valuation allowance	(1,877)	(3)	—	318	—	(1,562)
Fiscal 2006
Allowances for returns and doubtful accounts	(1,178)	(1,598)	(1)	1,738	(29)	(1,068)
Deferred tax valuation allowance	(1,324)	(629)	—	76	—	(1,877)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 22. ADDITIONAL FINANCIAL INFORMATION

Supplemental Cash Flow Information

	For the years ended June 30,
	2008	2007	2006
	(in millions)
Supplemental cash flow information:
Cash paid for income taxes	$(1,867)	$(969)	$(558)
Cash paid for interest	(873)	(744)	(715)
Sale of other investments	12	64	22
Purchase of other investments	(137)	(392)	(50)

Supplemental information on businesses acquired:
Fair value of assets acquired	8,410	1,594	2,215

Cash acquired	94	96	26
Less: Liabilities assumed	(2,444)	(408)	(232)
Minority interest acquired	(203)	(127)	39
Cash paid	(5,661)	(1,155)	(2,015)

Fair value of equity instruments issued to third parties	196	—	33
Issuance of subsidiary common units	165	—	—

Fair value of equity instruments consideration	$31	$—	$33

The following table sets forth the components of Other, net included in the accompanying consolidated statements of operations:

	For the years ended June 30,
	2008	2007	2006
	(in millions)
Gain on Share Exchange Agreement (a)	$1,676	$—	$—
Gain on sale of Fox Sports Net Bay Area (b)	208	—	—
Gain on sale of China Network Systems (b)	133	—	—
Gain on sale of Gemstar (b)	112	—	—
Gain on sale of Sky Brasil (b)	—	261	—
Gain on sale of Phoenix Satellite Television Holdings Limited (b)	—	136	—
Termination of Participation rights agreement (a)	—	97	—
Gain on sale of Innova (b)	—	—	206
Gain on sale of China Netcom Group Corporation (b)	—	—	52
Impairment of cost based investments (b)	(125)	(2)	(14)
Change in fair value of Exchangeable securities (c)	307	(126)	(76)
Other	(18)	(7)	26

Total Other, net	$2,293	$359	$194

(a)	See Note 3—Acquisitions, Disposals and Other Transactions.
(b)	See Note 6—Investments.
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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 23. SUBSEQUENT EVENTS

In July 2008, the Company completed its previously announced sale of the Stations to Oak Hill Capital for approximately $1.1 billion in cash. The Company expects to record a gain on the sale.

On August 5, 2008, NDS announced that the independent committee reached an agreement in principle with the Company and the Permira Newcos on a price at which they would acquire all the issued and outstanding NDS Series A ordinary shares, including those represented by American Depositary Shares traded on The NASDAQ Stock Exchange, for per share consideration of $63 in cash. As part of this transaction, approximately 68% of the NDS Series B ordinary shares held by News Corporation would be cancelled in exchange for $63 per share in a mix of approximately $1.5 billion in cash and a $242 million note. The transaction is subject to negotiation and execution of final legal documentation, and is also conditioned upon approval by the holders of NDS’ Series A ordinary shares, court approval, the receipt of certain regulatory approvals and other customary closing conditions. There can be no assurance that the parties will enter into final legal documentation or that any transaction will be consummated.

NOTE 24. SUPPLEMENTAL GUARANTOR INFORMATION

In May 2007, NAI, a subsidiary of the Company, terminated its existing $1.75 billion Revolving Credit Agreement and entered into the New Credit Agreement, among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein (the “Lenders”), Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent. The New Credit Agreement provides a $2.25 billion unsecured revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit. NAI may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leveraging ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.08% regardless of facility usage. The Company pays interest for borrowings and letters of credit at LIBOR plus 0.27%. The Company pays an additional fee of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. The maturity date is in May 2012; however, NAI may request that the Lenders’ commitments be renewed for up to two additional one year periods.

The Parent Guarantor presently guarantees the senior public indebtedness of NAI and the guarantee is full and unconditional. The supplemental condensed consolidating financial information of the Parent Guarantor should be read in conjunction with these consolidated financial statements.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2008

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$7	$—	$32,989	$—	$32,996
Expenses	343	—	27,272	—	27,615

Operating income (loss)	(336)	—	5,717	—	5,381

Other (Expense) Income:
Interest expense, net	(2,287)	(660)	(622)	2,643	(926)
Equity earnings of affiliates	5	—	322	—	327
Interest income	841	27	2,021	(2,643)	246
Earnings (losses) from subsidiary entities	2,213	4,367	—	(6,580)	—
Other, net	561	1,653	79	—	2,293

Income (loss) before income tax expense and minority interest in subsidiaries	997	5,387	7,517	(6,580)	7,321
Income tax (expense) benefit	(245)	—	(1,851)	293	(1,803)
Minority interest in subsidiaries, net of tax	—	—	(131)	—	(131)

Net income (loss)	$752	$5,387	$5,535	$(6,287)	$5,387

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2007

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$7	$—	$28,648	$—	$28,655
Expenses	307	—	23,896	—	24,203

Operating income (loss)	(300)	—	4,752	—	4,452

Other (Expense) Income:
Interest expense, net	(1,968)	(320)	(5,365)	6,810	(843)
Interest Income	228	205	6,696	(6,810)	319
Equity earnings of affiliates	4	—	1,015	—	1,019
Earnings (losses) from subsidiary entities	1,627	3,638	—	(5,265)	—
Other, net	169	(97)	287		359

Income (loss) before income tax expense and minority interest in subsidiaries	(240)	3,426	7,385	(5,265)	5,306
Income tax (expense) benefit	82	—	(2,524)	628	(1,814)
Minority interest in subsidiaries, net of tax	—	—	(66)	—	(66)

Net income (loss)	$(158)	$3,426	$4,795	$(4,637)	$3,426

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2006

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$7	$—	$25,320	$—	$25,327
Expenses	240	—	21,219	—	21,459

Operating income (loss)	(233)	—	4,101	—	3,868

Other (Expense) Income:
Interest expense, net	(1,946)	(145)	(2,375)	3,675	(791)
Interest Income	442	—	3,479	(3,675)	246
Equity earnings of affiliates	1	—	887	—	888
Earnings (losses) from subsidiary entities	1,645	2,558	—	(4,203)	—
Other, net	20	(99)	273	—	194

Income (loss) from continuing operations before income tax expense and minority interest in subsidiaries	(71)	2,314	6,365	(4,203)	4,405
					—
Income tax expense (benefit)	24	—	(2,164)	614	(1,526)
Minority interest in subsidiaries, net of tax	—	—	(67)	—	(67)

Income (loss) from continuing operations	(47)	2,314	4,134	(3,589)	2,812
Gain on disposal of discontinued operations	—	—	515	—	515

Income (loss) before cumulative effect of accounting change	(47)	2,314	4,649	(3,589)	3,327
Cumulative effect of accounting change, net of tax	—	—	(1,013)	—	(1,013)

Net income (loss)	$(47)	$2,314	$3,636	$(3,589)	$2,314

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Supplemental Condensed Consolidating Balance Sheet

At June 30, 2008

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Assets:
Current Assets:
Cash and cash equivalents	$2,275	$—	$2,387	$—	$4,662
Receivables, net	17	1	6,967	—	6,985
Inventories, net	—	—	2,255	—	2,255
Other	7	—	453	—	460

Total Current Assets	2,299	1	12,062	—	14,362

Non-Current Assets:
Receivables	1	—	463	—	464
Inventories, net	—	—	3,064	—	3,064
Property, plant and equipment, net	79	—	6,942	—	7,021
Intangible assets	—	—	14,460	—	14,460
Goodwill	—	—	18,620	—	18,620
Other	122	—	911	—	1,033
Investments
Investments in associated companies and Other investments	69	44	3,171	—	3,284
Intragroup investments	41,351	41,619	—	(82,970)	—

Total Investments	41,420	41,663	3,171	(82,970)	3,284

Total Non-Current Assets	41,622	41,663	47,631	(82,970)	47,946

TOTAL ASSETS	$43,921	$41,664	$59,693	$(82,970)	$62,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings	$200	$—	$81	$—	$281
Other current liabilities	43	—	8,858	—	8,901

Total Current Liabilities	243	—	8,939	—	9,182
Non-Current Liabilities:
Borrowings	13,091	—	139	—	13,230
Other non-current liabilities	537	4	9,738	—	10,279
Intercompany	12,790	13,037	(25,827)	—	—
Minority interest in subsidiaries	—	—	994	—	994
Stockholders’ Equity	17,260	28,623	65,710	(82,970)	28,623

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,921	$41,664	$59,693	$(82,970)	$62,308

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

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2008

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by operating activities	$(3,967)	$1,344	$6,548	$—	$3,925

Investing and other activities:
Property, plant and equipment	(10)	—	(1,433)	—	(1,443)
Investments	(85)	(148)	(6,258)	—	(6,491)
Proceeds from sale of investments and non-current assets	—	—	1,580	—	1,580

Net cash used in investing activities	(95)	(148)	(6,111)	—	(6,354)

Financing activities:
Borrowings	1,237	—	55	—	1,292
Repayment of borrowings	(350)	—	(378)	—	(728)
Issuance of shares	—	81	9	—	90
Repurchase of shares	—	(939)	—	—	(939)
Dividends paid	—	(338)	(35)	—	(373)
Other, net	—	—	22	—	22

Net cash (used in) provided by financing activities	887	(1,196)	(327)	—	(636)

Net increase in cash and cash equivalents	(3,175)	—	110	—	(3,065)
Cash and cash equivalents, beginning of period	5,450	—	2,204	—	7,654
Exchange movement on opening cash balance	—	—	73	—	73

Cash and cash equivalents, end of period	$2,275	$—	$2,387	$—	$4,662

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

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2006

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$(441)	$2,261	$1,437	$—	$3,257

Investing and other activities:
Property, plant and equipment	(6)	—	(970)	—	(976)
Investments	5	—	(2,111)	—	(2,106)
Proceeds from sale of investments and non-current assets	—	—	1,022	—	1,022

Net cash used in investing activities	(1)	—	(2,059)	—	(2,060)

Financing activities:
Borrowings	1,133	—	26	—	1,159
Repayment of borrowings	(831)	—	(34)	—	(865)
Issuance of shares	—	200	32	—	232
Repurchase of shares	—	(2,027)	—	—	(2,027)
Dividends paid	—	(417)	(14)	—	(431)

Net cash (used in) provided by financing activities	302	(2,244)	10	—	(1,932)

Net increase (decrease) in cash and cash equivalents	(140)	17	(612)	—	(735)
Cash and cash equivalents, beginning of period	4,234	—	2,236	—	6,470
Exchange movement on opening cash balance	—	—	48	—	48

Cash and cash equivalents, end of period	$4,094	$17	$1,672	$—	$5,783

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report and the report of the independent registered public accounting firm thereon are set forth on pages 81 and 82, respectively, and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item with respect to the Company’s Directors is contained in the Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC under the headings “Election of Directors” and “Election of Additional Directors” and is incorporated by reference in this Annual Report.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1.	The Company’s Consolidated Financial Statements required to be filed as part of this Annual Report and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

2.	All other financial statement schedules are omitted because the required information is not applicable, or because the information called for is included in the Company’s Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

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

Date: August 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ K. RUPERT MURDOCH K. Rupert Murdoch	Chairman and Chief Executive Officer (Principal Executive Officer)	August 12, 2008

/s/ DAVID F. DEVOE David F. DeVoe	Senior Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	August 12, 2008

/s/ JOSÉ MARÍA AZNAR José María Aznar	Director	August 12, 2008

/s/ NATALIE BANCROFT Natalie Bancroft	Director	August 12, 2008

/s/ PETER BARNES Peter Barnes	Director	August 12, 2008

/s/ PETER CHERNIN Peter Chernin	Director	August 12, 2008

/s/ KENNETH E. COWLEY Kenneth E. Cowley	Director	August 12, 2008

/s/ VIET DINH Viet Dinh	Director	August 12, 2008

/s/ RODERICK I. EDDINGTON Roderick I. Eddington	Director	August 12, 2008

/s/ MARK HURD Mark Hurd	Director	August 12, 2008

Signature	Title	Date

/s/ ANDREW S. B. KNIGHT Andrew S. B. Knight	Director	August 12, 2008

/s/ JAMES R. MURDOCH James R. Murdoch	Director	August 12, 2008

/s/ LACHLAN K. MURDOCH Lachlan K. Murdoch	Director	August 12, 2008

/s/ THOMAS J. PERKINS Thomas J. Perkins	Director	August 12, 2008

/s/ ARTHUR M. SISKIND Arthur M. Siskind	Director	August 12, 2008

/s/ JOHN L. THORNTON John L. Thornton	Director	August 12, 2008

EXHIBIT INDEX

Number	Description
2.1	Share Exchange Agreement, dated December 22, 2006, by and between News Corporation and Liberty Media Corporation. (Incorporated by reference to Exhibit 2.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on December 26, 2006.)

2.2	Tax Matters Agreement, dated December 22, 2006, by and between News Corporation and Liberty Media Corporation. (Incorporated by reference to Exhibit 2.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on December 26, 2006.)

2.3	Agreement and Plan of Merger, by and among Dow Jones & Company, Inc., News Corporation, Ruby Newco LLC and Diamond Merger Sub Corporation, dated as of July 31, 2007. (Incorporated by reference to Exhibit 2.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 1, 2007.)

3.1	Restated Certificate of Incorporation of News Corporation. (Incorporated by reference to Exhibit 3.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

3.2	Amended and Restated By-Laws of News Corporation, dated February 25, 2005. (Incorporated by reference to Exhibit 3.2 to the Registration Statement of News Corporation on Form S-4 (File No. 333-143335) filed with the Securities and Exchange Commission on May 29, 2007.)

3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 3.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on April 15, 2008.)

4.1	Specimen Certificate for Shares of Class A Common Stock of News Corporation. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 000-51022) filed with the Securities and Exchange Commission on November 12, 2004.)

4.2	Specimen Certificate for Shares of Class B Common Stock of News Corporation. (Incorporated by reference to Exhibit 4.2 to the Current Report of News Corporation on Form 8-K (File No. 000-51022) filed with the Securities and Exchange Commission on November 12, 2004.)

4.3	Indenture, dated as of February 28, 2001, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021. (Incorporated by reference to Exhibit 4.1 to the Registration Statement of The News Corporation Limited on Form F-3 (Registration No. 333-13556) filed with the Securities and Exchange Commission on May 25, 2001.)

4.4	First Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021. (Incorporated by reference to Exhibit 4.29 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.)

4.5	Second Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, News Corporation, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021. (Incorporated by reference to Exhibit 4.5 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

Number	Description
4.6	Third Supplemental Indenture, dated as of March 14, 2005, by and among News America Incorporated, News Corporation, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021. (Incorporated by reference to Exhibit 4.6 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.)

4.7	Fourth Supplemental Indenture, dated as of March 21, 2005, by and among News America Incorporated, News Corporation, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021. (Incorporated by reference to Exhibit 4.7 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.)

4.8	Fifth Supplemental Indenture, dated as of May 23, 2007, by and among News America Incorporated, the guarantor named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021. (Incorporated by reference to Exhibit 4.8 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.)

4.9	Indenture, dated as of January 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 2 to the Report of The News Corporation Limited on Form 6-K (File No. 1-9141) filed with the Securities and Exchange Commission dated January 28, 1993.)

4.10	First Supplemental Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 2 to the Report of The News Corporation Limited on Form 6-K (File No.1-9141) filed with the Securities and Exchange Commission dated April 26, 1993.)

4.11	Second Supplemental Indenture, dated as of April 8, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 3 to the Report of The News Corporation Limited on Form 6-K (File No.1-9141) filed with the Securities and Exchange Commission dated April 26, 1993.)

4.12	Third Supplemental Indenture, dated as of May 20, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.7 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.)

Number	Description
4.13	Fourth Supplemental Indenture, dated as of May 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.8 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.)

4.14	Fifth Supplemental Indenture, dated July 21, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.6 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-74574) filed with the Securities and Exchange Commission on January 28, 1994.)

4.15	Form of Sixth Supplemental Indenture, dated as of January 25, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.7 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-74574) filed with the Securities and Exchange Commission on February 4, 1994.)

4.16	Form of Seventh Supplemental Indenture, dated as of February 4, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.8 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-79334) filed with the Securities and Exchange Commission on June 14, 1994.)

4.17	Form of Eighth Supplemental Indenture, dated as of May 12, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.9 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-79334) filed with the Securities and Exchange Commission on June 14, 1994.)

4.18	Form of Ninth Supplemental Indenture, dated as of August 1, 1995, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.10 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-94868) filed with the Securities and Exchange Commission on July 24, 1995.)

Number	Description
4.19	Form of Tenth Supplemental Indenture, dated as of March 2, 2000, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.12 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

4.20	Form of Eleventh Supplemental Indenture, dated as of February 14, 2001, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.13 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

4.21	Twelfth Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.14 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.)

4.22	Thirteenth Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, News Corporation, The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.19 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

4.23	Fourteenth Supplemental Indenture, dated as of March 15, 2005, by and among News America Incorporated, News Corporation, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.20 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2006.)

4.24	Fifteenth Supplemental Indenture, dated as of March 21, 2005, by and among News America Incorporated, News Corporation, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.21 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2006.)

4.25	Sixteenth Supplemental Indenture, dated as of May 23, 2007, by and among News America Incorporated, the guarantor named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.25 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.)

Number	Description
4.26	Amended and Restated Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-59688) filed with the Securities and Exchange Commission on March 24, 1993.)

4.27	First Supplemental Indenture, dated as of May 20, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.2 to the Registration Statement of The News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement of News America Holdings Incorporated on Form F-3 (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.)

4.28	Second Supplemental Indenture, dated as of May 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.3 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement of News America Holdings Incorporated on Form F-3 (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.)

4.29	Third Supplemental Indenture, dated as of July 21, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.14 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-98238) filed with the Securities and Exchange Commission on October 23, 1995.)

4.30	Fourth Supplemental Indenture, dated as of October 20, 1995, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.15 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-98238) filed with the Securities and Exchange Commission on October 23, 1995.)

4.31	Fifth Supplemental Indenture, dated as of January 8, 1998, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.6 to the Registration Statement of News America Incorporated on Form F-4 (Registration No. 333-8744) filed with the Securities and Exchange Commission on May 12, 1998.)

4.32	Sixth Supplemental Indenture, dated as of March 1, 1999, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.20 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

Number	Description
4.33	Seventh Supplemental Indenture, dated as of February 14, 2001, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.21 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

4.34	Eighth Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.23 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.)

4.35	Ninth Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, News Corporation, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.29 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

4.36	Tenth Supplemental Indenture, dated as of March 14, 2005, by and among News America Incorporated, the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 9, 2006.)

4.37	Eleventh Supplemental Indenture, dated as of March 21, 2005, by and among News America Incorporated, the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.4 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 9, 2006.)

4.38	Twelfth Supplemental Indenture, dated as of May 23, 2007, by and among News America Incorporated, the guarantor named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.13 to the Registration Statement of News Corporation on Form S-4 (File No. 333-143335) filed with the Securities and Exchange Commission on May 29, 2007.)

4.39	Indenture, dated as of November 12, 1996, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures due 2016. (Incorporated by reference to Exhibit 4(i) to the Registration Statement of The News Corporation Limited on Form F-3 (Registration No. 333-6896) filed with the Securities and Exchange Commission on May 9, 1997.)

4.40	First Supplemental Indenture, dated as of March 2, 2000, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures due 2016. (Incorporated by reference to Exhibit 2.39 to the Annual Report of The News Corporation Limited on Form 20-F (File No. 1-9141) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2001.)

4.41	Second Supplemental Indenture, dated as of February 14, 2001, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures due 2016. (Incorporated by reference to Exhibit 2.40 to the Annual Report of The News Corporation Limited on Form 20-F (File No. 1-9141) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2001.)

Number	Description
4.42	Third Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures due 2016. (Incorporated by reference to Exhibit 4.27 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.)

4.43	Fourth Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, News Corporation, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures due 2016. (Incorporated by reference to Exhibit 4.34 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

4.44	Fifth Supplemental Indenture, dated as of March 14, 2005, by and among News America Incorporated, News Corporation, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures due 2016. (Incorporated by reference to Exhibit 4.44 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 27, 2006.)

4.45	Sixth Supplemental Indenture, dated as of March 21, 2007, by and among News America Incorporated, News Corporation, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures due 2016. (Incorporated by reference to Exhibit 4.45 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.)

4.46	Indenture, dated as of March 21, 2003, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Beneficial Unsecured exChangeable Securities. (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form F-3/S-3 of News America Incorporated (Registration No. 333-106837) filed with the Securities and Exchange Commission on August 19, 2003.)

4.47	First Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Beneficial Unsecured exChangeable Securities. (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form F-3/S-3 of News America Incorporated (Registration No. 333-106837) filed with the Securities and Exchange Commission on August 19, 2003.)

4.48	Second Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, News Corporation, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Beneficial Unsecured exChangeable Securities. (Incorporated by reference to Exhibit 4.37 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

4.49	Third Supplemental Indenture, dated as of March 14, 2005, by and among News America Incorporated, News Corporation, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Beneficial Unsecured exChangeable Securities. (Incorporated by reference to Exhibit 4.49 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.)

Number	Description
4.50	Fourth Supplemental Indenture, dated as of March 21, 2005, by and among News America Incorporated, News Corporation, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Beneficial Unsecured exChangeable Securities. (Incorporated by reference to Exhibit 4.50 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.)

4.51	Form of Notes representing $1.0 billion principal amount of 6.20% Senior Notes due 2034 and $750 million principal amount of 5.30% Senior Notes due 2014 and Officer’s Certificate of News Corporation relating thereto, dated December 3, 2004, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the News Corporation Limited (n/k/a News Holdings Limited), the other Guarantors named therein and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on December 3, 2004.)

4.52	Form of Notes representing $1.15 billion principal amount of 6.40% Senior Notes due 2035 and Officers’ Certificate of News Corporation relating thereto, dated December 23, 2005, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented among the Company and the subsidiary guarantors named therein and the Bank of New York as Trustee. (Incorporated by reference to Exhibit 4.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 9, 2006.)

4.53	Form of Notes representing $1 billion principal amount of 6.150% Senior Notes due 2037 and Officers’ Certificate of News Corporation relating thereto, dated March 2, 2007, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America, News Corporation, as guarantor, and the other subsidiary guarantors named therein and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 9, 2007.)

4.54	Registration Rights Agreement, dated March 2, 2007, by and among News America Incorporated and the Guarantors listed therein and J.P. Morgan Securities Inc. as Initial Purchaser. (Incorporated by reference to Exhibit 4.2 to the Quarterly Report of News Corporation on Form 10-Q (File
No. 001-32352) filed with the Securities and Exchange Commission on May 9, 2007.)

4.55	Form of Notes representing $1.25 billion principal amount of 6.65% Senior Notes due 2037 and Officers’ Certificate of News Corporation relating thereto, dated November 14, 2007, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America Incorporated, the Guarantor named therein and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 6, 2008.)

4.56	Registration Rights Agreement, dated November 14, 2007, by and among News America Incorporated, News Corporation and J.P. Morgan Securities Inc. as Initial Purchaser. (Incorporated by reference to Exhibit 4.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 6, 2008.)

10.1	Amended and Restated Employment Agreement, dated as of August 1, 2004, by and between News America Incorporated and Peter Chernin. (Incorporated by reference to Exhibit 10.11 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.) ±

Number	Description
10.2	Form of Amendment to the Amended and Restated Employment Agreement between News America Incorporated and Peter Chernin. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 10, 2005.) ±

10.3	Amendment dated September 8, 2005 to the Amended and Restated Employment Agreement between News America Incorporated and Peter Chernin. (Incorporated by reference to Exhibit 10.6 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 10, 2005.) ±

10.4	Amendment to the Amended and Restated Employment Agreement, dated August 3, 2006, between News America Incorporated and Peter Chernin. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 9, 2006.) ±

10.5	News Corporation 2004 Stock Option Plan. (Incorporated by reference to Exhibit 10.12 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.) ±

10.6	News Corporation 2004 Replacement Stock Option Plan. (Incorporated by reference to Exhibit 10.13 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.) ±

10.7	Master Assignment, Assumption and Indemnity Agreement, dated as of September 13, 2004, by and between The News Corporation Limited, Carlholt Pty. Ltd. and News Corporation, Inc. (Incorporated by reference to Exhibit 10.14 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

10.8	Non-Executive Director Compensation Summary Sheet.±*

10.9	Employment Agreement, dated as of November 15, 2004, by and between News America Incorporated and David F. DeVoe. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 5, 2005.) ±

10.10	Restated Employment Agreement, dated as of January 1, 2005, by and between News America Incorporated (successor to News America Publishing Incorporated and formerly known as News America Holding Incorporated) and Arthur M. Siskind. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 4, 2005.) ±

10.11	News Corporation 2005 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on July 7, 2005.) ±

10.12	Amendment No. 1 to the News Corporation 2005 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.12 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.) ±

10.13	Employment Agreement, dated as of January 1, 2005, by and between News America Incorporated and Lawrence A. Jacobs. (Incorporated by reference to Exhibit 10.16 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on September 1, 2005.) ±

10.14	Letter Agreement between the Company and K. Rupert Murdoch dated July 28, 2005. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 3, 2005.) ±

Number	Description
10.15	Letter Agreement between the Company and David F. DeVoe dated July 28, 2005. (Incorporated by reference to Exhibit 10.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 3, 2005.) ±

10.16	Letter Agreement between the Company and Lachlan K. Murdoch regarding separation arrangements, dated July 28, 2005. (Incorporated by reference to Exhibit 10.4 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 3, 2005.) ±

10.17	Form of Restricted Share Unit Agreement for Cash-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 10, 2005.) ±

10.18	Form of Restricted Share Agreement for Stock-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.3 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 10, 2005.) ±

10.19	Amended and Restated Employment Agreement, dated as of February 21, 2007, between News America Incorporated and Roger Ailes. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 9, 2007.) ±

10.20	Stipulation of Settlement, dated April 12, 2006. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on April 13, 2006.)

10.21	Credit Agreement, dated as of May 23, 2007, among News America Incorporated, News Corporation and the initial lenders named therein, Citibank, N.A. as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint lead arrangers and joint bookrunners. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on May 29, 2007.)

10.22	Form of Performance Award Agreement Settled in Cash-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.23 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.) ±

10.23	Form of Performance Award Agreement Settled in Stock-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.24 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.) ±

10.24	Voting and Support Agreement, by and among News Corporation and the signatory stockholders thereto, dated as of July 31, 2007. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 1, 2007.)

10.25	Form of Agreement, by and among Dow Jones & Company, Inc., News Corporation and the Special Committee. (Incorporated by reference to Exhibit 10.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 1, 2007.)

10.26	Summary of Key Terms of the Compensation Arrangement for James R. Murdoch. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 8, 2008.) ±

Number	Description
12.1	Ratio of Earnings to Fixed Charges.*

21	List of Subsidiaries.*

23.1	Consent of Ernst & Young LLP regarding News Corporation.*

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

*	Filed herewith.
±	Management contract or compensatory plan or arrangement.