Form 10-Q
period 2008-09-30
NEWS CORP
filed 2008-11-06
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

NEWS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 3, 2008, 1,815,035,574 shares of Class A Common Stock, par value $0.01 per share, and 798,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	For the three months ended September 30,
	2008	2007
Revenues	$7,509	$7,067
Expenses:
Operating	4,572	4,408
Selling, general and administrative	1,688	1,290
Depreciation and amortization	296	322

Operating income	953	1,047
Other income (expense):
Equity (losses) earnings of affiliates	(359)	246
Interest expense, net	(221)	(213)
Interest income	40	100
Other, net	304	—

Income before income tax expense and minority interest in subsidiaries	717	1,180
Income tax expense	(181)	(414)
Minority interest in subsidiaries, net of tax	(21)	(34)

Net income	$515	$732

Weighted average shares:
Basic	2,611	3,127
Diluted	2,613	3,139

Earnings per share—basic and diluted	$0.20	$0.23

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	At September 30, 2008	At June 30, 2008
	(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents	$5,500	$4,662
Receivables, net	6,804	6,985
Inventories, net	2,420	2,255
Other	576	460

Total current assets	15,300	14,362

Non-current assets:
Receivables	430	464
Investments	2,667	3,284
Inventories, net	3,263	3,064
Property, plant and equipment, net	6,552	7,021
Intangible assets, net	13,778	14,460
Goodwill	18,160	18,620
Other non-current assets	1,041	1,033

Total assets	$61,191	$62,308

Liabilities and Stockholders’ Equity:
Current liabilities:
Borrowings	$290	$281
Accounts payable, accrued expenses and other current liabilities	5,928	5,695
Participations, residuals and royalties payable	1,263	1,288
Program rights payable	1,035	1,084
Deferred revenue	953	834

Total current liabilities	9,469	9,182

Non-current liabilities:
Borrowings	13,199	13,230
Other liabilities	4,480	4,823
Deferred income taxes	5,207	5,456
Minority interest in subsidiaries	1,016	994
Commitments and contingencies

Stockholders’ Equity:
Class A common stock (1)	18	18
Class B common stock (2)	8	8
Additional paid-in capital	17,201	17,214
Retained earnings and accumulated other comprehensive income	10,593	11,383

Total stockholders’ equity	27,820	28,623

Total liabilities and stockholders’ equity	$61,191	$62,308

(1)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,814,751,565 shares and 1,810,382,625 shares issued and outstanding, net of 1,776,865,836 and 1,776,890,952 treasury shares at par at September 30, 2008 and June 30, 2008, respectively.

(2)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 313,721,702 treasury shares at par at September 30, 2008 and June 30, 2008.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the three months ended September 30,
	2008	2007
Operating activities:
Net income	$515	$732
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	296	322
Amortization of cable distribution investments	23	12
Equity losses (earnings) of affiliates	359	(246)
Cash distributions received from affiliates	30	19
Other, net	(304)	—
Minority interest in subsidiaries, net of tax	21	34
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(199)	(719)
Inventories, net	(442)	(215)
Accounts payable and other liabilities	(59)	864

Net cash provided by operating activities	240	803

Investing activities:
Property, plant and equipment, net of acquisitions	(213)	(343)
Acquisitions, net of cash acquired	(65)	(239)
Investments in equity affiliates	(15)	(35)
Other investments	(16)	3
Proceeds from sale of investments, other non-current assets and business disposals	1,010	289

Net cash provided by (used in) investing activities	701	(325)

Financing activities:
Borrowings	38	10
Repayment of borrowings	(33)	—
Issuance of shares	3	39
Repurchase of shares	—	(122)
Dividends paid	(7)	(2)
Other, net	18	22

Net cash provided by (used in) financing activities	19	(53)

Net increase in cash and cash equivalents	960	425
Cash and cash equivalents, beginning of period	4,662	7,654
Exchange movement of opening cash balance	(122)	39

Cash and cash equivalents, end of period	$5,500	$8,118

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

News Corporation, a Delaware corporation, with its subsidiaries (together “News Corporation” or the “Company”), is a diversified global media company, which manages and reports its businesses in eight segments: Filmed Entertainment, Television, Cable Network Programming, Direct Broadcast Satellite Television (“DBS”), Magazines and Inserts, Newspapers and Information Services, Book Publishing and Other.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these unaudited consolidated financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.

These interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 as filed with the Securities and Exchange Commission (“SEC”) on August 13, 2008.

The consolidated financial statements include the accounts of News Corporation and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but does not exercise control and is not the primary beneficiary are accounted for using the equity method. Investments in which the Company is not able to exercise significant influence over the investee are designated as available-for-sale if readily determinable fair values are available. If an investment’s fair value is not readily determinable, the Company accounts for its investment under the cost method.

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

Certain fiscal 2008 amounts have been reclassified to conform to the fiscal 2009 presentation.

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to each reporting date. As such, all references to September 30, 2008 and September 30, 2007 relate to the three month periods ended September 28, 2008 and September 30, 2007, respectively. For convenience purposes, the Company continues to date its financial statements as of September 30.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” total comprehensive (loss) income for the Company consists of the following:

	For the three months ended September 30,
	2008	2007
	(in millions)
Net income, as reported	$515	$732
Other comprehensive income:
Foreign currency translation adjustments	(1,132)	329
Unrealized holding losses on securities, net of tax	(18)	(82)
Pension plan adjustment	2	—

Total comprehensive (loss) income	$(633)	$979

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

On July 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for its financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. (See Note 6—Fair Value) SFAS No. 157 currently applies to the fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and liabilities; in the first quarter of fiscal 2010, SFAS No. 157 will apply to all remaining fair value measurements, including non-recurring measurements of non-financial assets and liabilities, such as measurement of potential impairments of goodwill, other intangible assets, other long-lived assets and non-financial assets held by a pension plan. It also will apply to fair value measurements of non-financial assets acquired and liabilities assumed in business combinations. The Company is currently evaluating the impact these additional SFAS No. 157 provisions will have on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No.159”), effective as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value recognized in earnings for each reporting period. The Company’s adoption of SFAS No. 159 on July 1, 2008 did not have any effect on the Company’s consolidated financial statements as the Company did not elect any eligible items for fair value measurement.

Note 2—Acquisitions, Disposals and Other Transactions

Fiscal 2009 Transactions

Disposals

In July 2008, the Company completed the sale of eight of its owned-and-operated FOX network affiliated television stations (the “Stations”) for approximately $1 billion in cash. The Stations included: WJW in Cleveland, OH; KDVR in Denver, CO; KTVI in St. Louis, MO; WDAF in Kansas City, MO; WITI in Milwaukee, WI; KSTU in Salt Lake City, UT; WBRC in Birmingham, AL; and WGHP in Greensboro, NC. In connection with the transaction, the Stations entered into new affiliation agreements with the Company to receive network programming and assumed existing contracts with the Company for syndicated programming. In addition, the Company recorded a gain of approximately $232 million in Other, net in the unaudited consolidated statements of operations for the three months ended September 30, 2008.

On August 14, 2008, the Company, two newly incorporated subsidiaries of funds advised by Permira Advisers LLP (the “Permira Newcos”) and the Company’s majority owned, publicly held subsidiary, NDS Group plc (“NDS”) announced that the Company and the Permira Newcos signed an agreement (the “Agreement”) with NDS pursuant to which all issued and outstanding shares of NDS Series A ordinary shares, including those represented by American Depositary Shares traded on The NASDAQ Stock Market, would be acquired for per-share consideration of $63 in cash. If consummated, the transactions contemplated in the Agreement (the “Proposed Transaction”) would result in NDS ceasing to be a public company and the Permira Newcos and the Company owning approximately 51% and 49% of NDS, respectively. As part of the Proposed Transaction, approximately 67% of the NDS Series B ordinary shares held by the Company will be exchanged for $63 per share in a mix of cash of approximately $1.5 billion and a $242 million vendor note. The Proposed Transaction is

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conditioned upon, among other things, the approval of the Proposed Transaction by holders of NDS’ Series A ordinary shares, the approval of the High Court of Justice of England and Wales, the receipt of certain regulatory approvals, the receipt of funding by NDS and certain other customary closing conditions. There can be no assurance that the Proposed Transaction will be consummated.

Fiscal 2008 Transactions

Acquisitions

In July 2007, the Company acquired Photobucket, a web-based provider of photo- and video-sharing services, for a total purchase price of approximately $262 million, of which $237 million was in cash and $25 million was in deferred consideration which was paid during the first quarter of fiscal 2009. Additional consideration of up to $25 million may be payable contingent upon the achievement of certain performance objectives.

On December 13, 2007, the Company completed the acquisition of Dow Jones & Company, Inc. (“Dow Jones”) pursuant to the Agreement and Plan of Merger, dated as of July 31, 2007, by and among the Company, Ruby Newco LLC, a wholly-owned subsidiary of the Company (“Ruby Newco”), Dow Jones and Diamond Merger Sub Corporation, as amended (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, each outstanding share of Dow Jones common stock was converted into the right to receive, at the election of the holder, either (x) $60.00 in cash or (y) 2.8681 Class B common units of Ruby Newco. Each Class B common unit of Ruby Newco is convertible into a share of News Corporation Class A common stock, par value $0.01 per share (“Class A Common Stock”). The consideration for the acquisition was approximately $5,700 million which consisted of: $5,150 million in cash, assumed net debt of approximately $330 million and approximately $200 million in equity instruments. The results of Dow Jones have been included in the Company’s consolidated statements of operations from December 13, 2007.

As part of the Dow Jones acquisition, the Company assumed total debt of $378 million which consisted of: 3.875% notes due 2008 in the amount of $225 million, $131 million in commercial paper and a $22 million variable interest rate note. As of September 30, 2008, only the $22 million variable interest rate note was outstanding.

In addition, in December 2007, the Company issued approximately 8 million Class B common units of Ruby Newco, approximately 7 million stock options and approximately 500,000 restricted stock units (“RSUs”) over Class A Common Stock. The total fair value of these instruments was approximately $200 million. As of September 30, 2008 approximately 7.5 million Class B common units of Ruby Newco had been converted into shares of Class A Common Stock.

The Company believes that this acquisition will position it as a leader in the financial news and information market and will enhance its ability to adapt to future challenges and opportunities within the Newspapers and Information Services segment and across the Company’s other related business segments.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the purchase method of accounting, the total Dow Jones purchase price is allocated to Dow Jones net tangible and intangible assets based upon Dow Jones’ estimated fair value as of the date of completion of the acquisition. Based upon the purchase price and the valuation performed, the preliminary purchase price allocation, which is subject to change based on the Company’s final analysis, is as follows (in millions):

Assets acquired:
Current assets	$339
Property, plant and equipment	577
Other assets	52
Intangible assets	2,338
Goodwill	4,261

Total assets acquired	$7,567

Liabilities assumed:
Current liabilities	$592
Deferred income taxes	639
Deferred revenue	226
Other liabilities	418
Borrowings	378

Total liabilities assumed	2,253
Minority interest in subsidiaries	165

Net assets acquired	$5,149

The Company has not finalized the detailed valuation studies necessary to arrive at the required estimates of the fair value of the Dow Jones assets acquired and the liabilities assumed and the related allocations of purchase price. The Company allocated, on a preliminary basis, approximately $700 million to amortizable intangible assets primarily consisting of subscriber relationship intangible assets. The pattern of economic benefits to be derived from certain amortizable intangible assets is estimated to be greater in the initial period of ownership; accordingly, amortization expense is recognized on an accelerated basis over the remaining weighted-average useful life of 25 years. The Company also allocated, on a preliminary basis, approximately $1,600 million to trade names, which will not be amortized as they have an indefinite remaining useful life based primarily on their market position and the Company’s plans for continued indefinite use. Further, approximately $4,300 million was preliminarily allocated to goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill is not being amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and is not deductible for tax purposes. The preliminary allocation of goodwill is included in the Other segment until the final valuation is complete. The amount of goodwill assumed will change depending on the fair values allocated to the tangible and intangible assets and liabilities acquired. For every $25 million reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets amortization expense would increase on average by approximately $1 million per fiscal year, representing amortization expense assuming an average useful life of 25 years.

Actual allocations may differ from the allocations described above once the Company has completed the valuation studies necessary to finalize the required purchase price allocations. There can be no assurance that this finalization will not result in material changes to the purchase price allocation described above.

As a result of the Dow Jones acquisition, the Company established and approved plans to integrate the acquired operations into the Company’s Newspapers and Information Services segment. These purchase

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting adjustments consist of separation payments for certain Dow Jones executives under the change in control plan Dow Jones had previously established, non-cancelable lease commitments and lease termination charges for leased facilities that will be exited and other contract termination costs associated with the restructuring activities. The finalization of certain of these actions could result in changes in the accrual amount. During the three months ended September 30, 2008, the Company recorded additional amounts relating to separation payments and non-cancelable lease commitments as purchase accounting adjustments.

Changes in the plan liabilities are as follows (in millions):

For the three months ended September 30, 2008
Beginning of period	$180
Additions	15
Payments	(27)

End of period	$168

Share Exchange Agreement

In February 2008, the Company closed the transactions contemplated by the share exchange agreement (the “Share Exchange Agreement”) with Liberty Media Corporation (“Liberty”). Pursuant to the terms of the Share Exchange Agreement, Liberty exchanged its entire interest in the Company’s common stock (approximately 325 million shares of Class A Common Stock and 188 million shares of News Corporation Class B Common Stock) for 100% of the stock of a wholly-owned subsidiary, whose holdings consisted of the Company’s approximate 41% interest (approximately 470 million shares) in The DIRECTV Group, Inc. (“DIRECTV”) constituting the Company’s entire interest in DIRECTV, three of the Company’s Regional Sports Networks (FSN Northwest, FSN Pittsburgh and FSN Rocky Mountain) (the “Three RSNs”) and approximately $625 million in cash (the “Exchange”). The Exchange resulted in the divestiture of the Company’s entire interest in DIRECTV, and the Three RSNs to Liberty. The consideration was negotiated between the parties and the Share Exchange Agreement was approved by the disinterested stockholders of the Company. A tax-free gain of $1.7 billion on the Exchange was recognized in Other, net in the consolidated statements of operations in fiscal 2008. Upon closing of the Exchange, the Company entered into a non-competition agreement with DIRECTV and non-competition agreements with each of the Three RSNs, in each case, restricting its right to compete for a period of four years with DIRECTV and the Three RSNs in the respective regions in which such entities were operating on the closing date of the Share Exchange Agreement.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Receivables, net

Receivables, net consisted of:

	At September 30, 2008	At June 30, 2008
	(in millions)
Total receivables	$8,244	$8,538
Allowances for returns and doubtful accounts	(1,010)	(1,089)

Total receivables, net	7,234	7,449
Less: current receivables, net	6,804	6,985

Non-current receivables, net	$430	$464

Note 4—Inventories, net

The Company’s inventories were comprised of the following:

	At September 30, 2008	At June 30, 2008
	(in millions)
Programming rights	$2,809	$2,645
Books, DVDs, paper and other merchandise	525	510
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	470	475
Completed, not released	79	102
In production	926	806
In development or preproduction	58	54

	1,533	1,437

Television productions:
Released (including acquired libraries)	460	469
In production	356	256
In development or preproduction	—	2

	816	727

Total filmed entertainment costs, less accumulated amortization (a)	2,349	2,164

Total inventories, net	5,683	5,319
Less: current portion of inventory, net (b)	(2,420)	(2,255)

Total noncurrent inventories, net	$3,263	$3,064

(a)

Does not include $514 million and $522 million of net intangible film library costs as of September 30, 2008 and June 30, 2008, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheets.

(b)	Current inventory as of September 30, 2008 and June 30, 2008 was comprised of programming rights ($1,929 million and $1,781 million, respectively), books, DVDs, paper and other merchandise.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Investments

The Company’s investments were comprised of the following:

		Ownership Percentage	At September 30, 2008	At June 30, 2008
			(in millions)
Equity method investments:
British Sky Broadcasting Group plc (1)	U.K. DBS operator	39%	$940	$977
Sky Network Television Ltd. (1)	New Zealand media company	44%	312	352
Premiere AG	German pay-TV operator	25%	180	673
Other equity method investments		various	739	766
Fair value of available-for-sale investments		various	110	136
Other investments		various	386	380

			$2,667	$3,284

(1)	The market value of the Company’s investment in British Sky Broadcasting Group plc (“BSkyB”) and Sky Network Television Ltd. was $5,380 million and $522 million at September 30, 2008, respectively.

On October 2, 2008, Premiere AG (“Premiere”) announced guidance on its earnings before interest, taxes and depreciation (“EBITDA”) indicating results substantially below prior guidance for calendar 2008. Premiere also announced that it had adopted a new classification of subscribers at September 30, 2008. The day after this announcement, Premiere experienced a significant decline in its market value. As a result of this decline, the Company’s carrying value in Premiere exceeded its market value based upon Premiere’s closing share price of €4.38 on October 3, 2008. The Company believes that this decline is not temporary based on the assessment below and, accordingly, recorded an impairment charge of $422 million representing the difference between the Company’s carrying value and the market value which is included in Equity (losses) earnings of affiliates in the Company’s unaudited consolidated statements of operations for the three months ended September 30, 2008.

In determining if the decline in Premiere’s market value was other-than-temporary, the Company considered a number of factors: (1) the financial condition, operating performance and near term prospects of Premiere; (2) the reason for the decline in Premiere’s fair value; (3) analysts’ ratings and estimates of 12 month share price targets for Premiere; and (4) the length of the time and the extent to which Premiere’s market value has been less than the carrying value of the Company’s investment.

Subsequent to October 3, 2008, Premiere’s market value continued to decline. Due to the volatility of Premiere’s common stock, the Company will continue to monitor this investment for possible future impairment.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	At September 30, 2008	At June 30, 2008
	(in millions)
Cost basis of available-for-sale investments	$28	$28
Accumulated gross unrealized gain	82	108

Fair value of available-for-sale investments	$110	$136

Deferred tax liability	$28	$37

Fiscal Year 2009 Acquisitions, Disposals and Other Transactions

In August 2008, the Company entered into an agreement to sell its stake in Balaji Telefilms Ltd (“Balaji”) and restructure its content acquisition agreement with Balaji.

Fiscal Year 2008 Acquisitions, Disposals and Other Transactions

In March 2008, the Company and its joint venture partner completed a series of transactions and sold its entire interest in the cable systems in Taiwan, in which the Company maintained a minority interest ownership, to third parties for aggregate cash consideration of approximately $360 million. The Company recognized pre-tax gains totaling approximately $133 million on the sales included in Other, net in the consolidated statements of operations in fiscal 2008, of which $102 million was recognized in the three months ended September 30, 2007.

Effective September 30, 2007, National Geographic Television agreed to give the Company control over National Geographic Channel US (“NGC US”) in which the Company has a 67% equity interest. Accordingly, the results of NGC US are included in the Company’s consolidated results of operations beginning October 1, 2007.

Note 6—Fair Value

In accordance with SFAS No. 157, fair value measurements are required to be disclosed using a three-tiered fair value hierarchy which distinguishes market participant assumptions into the following categories: (i) inputs that are quoted prices in active markets (“Level 1”); (ii) inputs other than quoted prices included within Level 1 that are observable, including quoted prices for similar assets or liabilities (“Level 2”); and (iii) inputs that require the entity to use its own assumptions about market participant assumptions (“Level 3”).

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents information about financial assets and liabilities carried at fair value on a recurring basis as of September 30, 2008:

Description	Total as of September 30, 2008	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities (1)	$110	$110	$—	$—
Liabilities
Derivatives (2)	(35)	—	(24)	(11)
Minority Interest Liability
Minority put arrangements (3)	(235)	—	—	(235)

Total	$(160)	$110	$(24)	$(246)

(1)	See Note 5—Investments
(2)

Represents derivatives associated with the Company’s exchangeable securities, foreign exchange forward contracts designated as hedges and other financial instruments. As of September 30, 2008, fair value in warrants related to the TOPrS of approximately $7 million was included in non-current liabilities. The fair value of foreign exchange forward contracts and of other financial instruments were approximately $17 million and $11 million, respectively, as of September 30, 2008.

(3)

The Company accounts for the minority put arrangements in accordance with Emerging Issues Task Force (“EITF”) Topic D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”) because their exercise is outside the control of the Company and, accordingly, as of September 30, 2008, has included the fair value of the put rights in minority interest in subsidiaries in the unaudited consolidated balance sheets. The majority of the minority put arrangements recorded at fair value are a put arrangement held by the minority shareholder in one of the Company’s majority-owned Regional Sports Networks (“RSN”) and a put right held by the minority stockholders of Media Support Services Limited (“MSS”), a majority-owned subsidiary of the Company.

The fair value of the minority shareholder’s put right in the Company’s RSN was determined by using a discounted earnings (losses) before interest, taxes, depreciation and amortization valuation model, assuming a 10% compounded annual growth rate and an 8% discount rate.

The fair value of the minority stockholders’ put right in MSS was determined using an operating income (loss) before depreciation and amortization (“OBDA”) multiple.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the beginning and ending balances of liabilities classified as Level 3 measurements and identifies the net (income) losses the Company recognized during the three months ended September 30, 2008 on such assets and liabilities:

(in millions)	For the three months ended September 30, 2008
Beginning of period	$(238)
Total gains (losses) included in net income	(10)
Purchases, distributions, other	2

End of period	$(246)

Note 7—Goodwill and Other Intangible Assets

The changes in carrying value of goodwill, by segment, were as follows:

	Balance as of June 30, 2008	Additions	Adjustments	Balance as of September 30, 2008
	(in millions)
Filmed Entertainment	$1,071	$—	$—	$1,071
Television	3,284	—	(217)	3,067
Cable Network Programming	5,071	1	(36)	5,036
Direct Broadcast Satellite Television	689	—	(50)	639
Magazines & Inserts	257	—	—	257
Newspapers and Information Services	1,576	—	(211)	1,365
Book Publishing	2	—	—	2
Other	6,670	8	45	6,723

Total goodwill	$18,620	$9	$(469)	$18,160

Goodwill balances decreased $460 million during the three months ended September 30, 2008. This decrease was primarily due to foreign currency translation adjustments of $283 million and a reduction of $217 million at the Television segment due to the sale of the Stations in July 2008. The finalization of purchase price allocation and new acquisitions offset the decreases in goodwill by $40 million.

Intangible assets, net decreased $682 million during the three months ended September 30, 2008, primarily due to a $430 million decrease in Federal Communications Commission licenses at the Television segment due to the sale of the Stations in July 2008 and foreign currency translation adjustments of $169 million. (See Note 2—Acquisitions, Disposal, and Other Transactions for further discussion of the sale of the Stations.)

Note 8—Stockholders’ Equity

Dividends

The Company declared a dividend of $0.06 per share on both its Class A Common Stock and its Class B common stock, par value $0.01 per share (“Class B Common Stock”) in the three months ended September 30, 2008, which was paid in October 2008 to stockholders of record on September 10, 2008. The total aggregate dividend paid to stockholders in October 2008 was approximately $154 million.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Equity Based Compensation

The following table summarizes the Company’s equity-based compensation transactions:

	For the three months ended September 30,
	2008	2007
	(in millions)
Equity-based compensation	$49	$38

Cash received from exercise of equity-based compensation	$3	$29

Total intrinsic value of stock options exercised	$1	$24

At September 30, 2008, the Company’s total compensation cost related to non-vested stock options, RSUs and stock appreciation rights not yet recognized for all plans was approximately $331 million, the majority of which is expected to be recognized over the next three fiscal years. Compensation expense on all equity-based awards is recognized on a straight-line basis over the vesting period of the entire award.

Stock options exercised during the three months ended September 30, 2008 and 2007 resulted in the Company’s issuance of approximately 0.2 million and 2.3 million shares of Class A Common Stock, respectively. The Company recognized a tax benefit on stock options exercised of $0.3 million and $6.9 million for the three months ended September 30, 2008 and 2007, respectively.

During the three months ended September 30, 2008, the Company issued 9.7 million RSUs. These RSUs will be settled in shares of Class A Common Stock upon vesting, except for approximately 1.9 million RSUs that will be settled in cash. RSUs granted to executive directors and certain awards granted to employees in certain foreign locations are settled in cash. At September 30, 2008 and June 30, 2008, the liability for cash-settled RSUs was $55 million and $80 million, respectively.

During the three months ended September 30, 2008 and 2007, approximately 7.8 million and 5.0 million RSUs vested, respectively, of which approximately 6.2 million and 4.2 million, respectively, were settled in Class A Common Stock, before statutory tax withholdings, and the remaining RSUs were settled in cash. The Company recognized a tax (expense) benefit on vested RSUs of $(5) million and $5 million for the three months ended September 30, 2008 and 2007, respectively.

Note 10—Commitments and Guarantees

Commitments

The Company’s commitments have not changed significantly from disclosures included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed with the SEC on August 13, 2008.

Guarantees

The Company’s guarantees have not changed significantly from disclosures included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed with the SEC on August 13, 2008.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Contingencies

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

A hearing on the UCL claim was held on October 9, 2008. On October 15, 2008, the court issued its ruling. The court found NDS liable under the UCL based on the single incident that formed the basis for the jury’s previous verdict and awarded restitution in a nominal amount to EchoStar. The court also issued a permanent injunction that requires NDS to comply with the statutes that the jury previously found NDS had violated.

On October 20, 2008, Echostar and NDS filed applications requesting that the court award them attorneys’ fees and costs. NDS believes that Echostar’s request is without merit and intends to vigorously defend against that request. Instead, NDS believes that it prevailed in the litigation and on several claims for which a recovery of attorneys’ fees is authorized. The court has set a hearing for November 17, 2008 to hear argument related to requests for attorneys’ fees and costs. It is not known when the court will provide a decision on those requests.

Intermix

FIM Transaction

On August 26, 2005 and August 30, 2005, two purported class action lawsuits captioned, respectively, Ron Sheppard v. Richard Rosenblatt et. al., and John Friedmann v. Intermix Media, Inc. et al., were filed in the California Superior Court, County of Los Angeles. Both lawsuits named as defendants all of the then incumbent members of the Intermix Board, including Mr. Rosenblatt, Intermix’s former Chief Executive Officer, and certain entities affiliated with VantagePoint Venture Partners (“VantagePoint”), a former major Intermix stockholder. The complaints alleged that, in pursuing the transaction whereby Intermix was to be acquired by FIM (the “FIM Transaction”) and approving the related merger agreement, the director defendants breached their

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fiduciary duties to Intermix stockholders by, among other things, engaging in self-dealing and failing to obtain the highest price reasonably available for Intermix and its stockholders. The complaints further alleged that the merger agreement resulted from a flawed process and that the defendants tailored the terms of the merger to advance their own interests. The FIM Transaction was consummated on September 30, 2005. The Friedmann and Sheppard lawsuits were subsequently consolidated and, on January 17, 2006, a consolidated amended complaint was filed (the “Intermix Media Shareholder Litigation”). The plaintiffs in the consolidated action sought various forms of declaratory relief, damages, disgorgement and fees and costs. On March 20, 2006, the court ordered that substantially identical claims asserted in a separate state action filed by Brad Greenspan, captioned Greenspan v. Intermix Media, Inc., et al., be severed and related to the Intermix Media Shareholder Litigation. The defendants filed demurrers seeking dismissal of all claims in the Intermix Media Shareholder Litigation and the severed Greenspan claims. On October 6, 2006, the court sustained the demurrers without leave to amend. On December 13, 2006, the court dismissed the complaints and entered judgment for the defendants. Greenspan and plaintiffs in the Intermix Media Shareholder Litigation filed notices of appeal. The appeal is fully briefed, and oral argument occurred on October 23, 2008. After the lower court sustained the demurrers in the Intermix Media Shareholder Litigation, co-counsel for certain of plaintiffs moved for an award of attorney’s fees and costs under a common law substantial benefit theory. On October 4, 2007, the court granted the motion and denied defendants’ application to tax costs. After defendants filed a notice of appeal, the matter was resolved.

In November 2005, plaintiff in a derivative action captioned LeBoyer v. Greenspan et al. pending against various former Intermix directors and officers in the United States District Court for the Central District of California filed a First Amended Class and Derivative Complaint (the “Amended Complaint”). The original derivative action was filed in May 2003 and arose out of Intermix’s restatement of quarterly financial results for its fiscal year ended March 31, 2003. A substantially similar derivative action filed in Los Angeles Superior Court was dismissed based on inability of the plaintiffs to adequately plead demand futility. Plaintiff LeBoyer’s November 2005 Amended Complaint added various allegations and purported class claims arising out of the FIM Transaction which are substantially similar to those asserted in the Intermix Media Shareholder Litigation. The Amended Complaint also added as defendants the individuals and entities named in the Intermix Media Shareholder Litigation that were not already defendants in the matter. On October 16, 2006, the court dismissed the fourth through seventh claims for relief, which related to the 2003 restatement, finding that the plaintiff is precluded from relitigating demand futility. At the same time, the court asked for further briefing regarding plaintiffs’ standing to assert derivative claims based on the FIM Transaction, including for alleged violation of Section 14(a) of the Exchange Act, the effect of the state judge’s dismissal of the claims in the Greenspan case and the Intermix Media Shareholder Litigation on the remaining direct class action claims alleging breaches of fiduciary duty and other common law claims leading up to the FIM Transaction. The parties filed the requested additional briefing in which the defendants requested that the court stay the direct LeBoyer claims pending the resolution of any appeal in the Greenspan case and the Intermix Media Shareholder Litigation. By order dated May 22, 2007, the court granted defendants’ motion to dismiss the derivative claims arising out of the FIM Transaction, and denied the defendants’ request to stay the two remaining direct claims. As explained in more detail in the next paragraph, the court subsequently consolidated this case with the Brown v. Brewer action also pending before the court. On July 11, 2007, plaintiffs filed the consolidated first amended complaint under the Brown case title. See the discussion of Brown for the subsequent developments in the consolidated case.

On June 14, 2006, a purported class action lawsuit, captioned Jim Brown v. Brett C. Brewer, et al., was filed against certain former Intermix directors and officers in the United States District Court for the Central District of California. The plaintiff asserted claims for alleged violations of Section 14a of the Exchange Act and SEC Rule 14a-9, as well as control person liability under Section 20a. The plaintiff alleged that certain defendants disseminated false and misleading definitive proxy statements on two occasions: one on December 30, 2003 in connection with the shareholder vote on January 29, 2004 on the election of directors and ratification of financing

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transactions with certain entities of VantagePoint, and another on August 25, 2005 in connection with the shareholder vote on the FIM Transaction. The complaint named as defendants certain VantagePoint related entities, the former general counsel and the members of the Intermix Board who were incumbent on the dates of the respective proxy statements. Intermix was not named as a defendant, but has certain indemnity obligations to the former officer and director defendants in connection with these claims and allegations. On August 25, 2006, plaintiff amended his complaint to add certain investment banks (the “Investment Banks”) as defendants. Intermix has certain indemnity obligations to the Investment Banks as well. Plaintiff amended his complaint again on September 27, 2006, which defendants moved to dismiss. On February 9, 2007, the case was transferred to Judge George H. King, the judge assigned to the LeBoyer action, on the grounds that it raises substantially related questions of law and fact as LeBoyer, and would entail substantial duplication of labor if heard by different judges. On June 11, 2007, Judge King ordered the Brown case be consolidated with the LeBoyer action, ordered plaintiffs’ counsel to file a consolidated first amended complaint, and further ordered the parties to file a joint brief on defendants’ contemplated motion to dismiss the consolidated first amended complaint. On July 11, 2007, plaintiffs filed the consolidated first amended complaint, which defendants moved to dismiss. By order dated January 17, 2008, Judge King granted defendants’ motion to dismiss the 2003 proxy claims (concerning VantagePoint transactions) and the 2005 proxy claims (concerning the FIM Transaction), as well as a claim against the VantagePoint entities alleging unjust enrichment. The court found it unnecessary to rule on dismissal of the remaining claims, which are related to the 2005 FIM Transaction, because the dismissal disposed of those claims. On February 8, 2008, plaintiffs filed a consolidated Second Amended Complaint, which defendants moved to dismiss on February 28, 2008. By order dated July 15, 2008, the court granted in part and denied in part defendants’ motion to dismiss. The 2003 claims and the Investment Banks were dismissed with prejudice. The Section 14a and Section 20a, as well as the breach of fiduciary duty claims related to the FIM Transaction, remain against the officer and director defendants and the VantagePoint defendants. On October 6, 2008, defendants filed a partial motion for summary judgment seeking dismissal of the Section 14a, Section 20 and state law disclosure claims. The motion is scheduled to be heard November 10, 2008. No trial date has been set yet.

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

Prior to dismissing his derivative lawsuit, in August 2005, Mr. Greenspan filed another complaint in Los Angeles Superior Court against the same defendants. The complaint, for breach of fiduciary duty, included

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

substantially the same allegations made by Mr. Greenspan in the above-referenced lawsuit. Mr. Greenspan further alleged that defendants’ actions have, with the FIM Transaction, culminated in the loss of Mr. Greenspan’s interest in Intermix for a cash payment allegedly below its value. On October 31, 2005, the defendants filed motions seeking dismissal of the lawsuit on the grounds that the complaint failed to state any cause of action. Instead of responding to these motions, Mr. Greenspan filed an amended complaint on February 21, 2006, in which Mr. Greenspan omitted certain previously named defendants and added two other former directors as defendants. In this amended complaint, Mr. Greenspan asserted seven causes of action. The first two causes of action, for intentional interference with prospective economic advantage and violation of California’s Business Professions Code section 17200, generally related to Intermix’s decision to consummate its Series C Preferred Stock financing with VantagePoint in October 2003 and allege that Mr. Greenspan was “forced” to resign. The third through sixth causes of action asserted various claims for breach of fiduciary duty related to the FIM Transaction and substantially mirrored the allegations in the Intermix Media Shareholder Litigation. By Order of March 20, 2006, the court ordered that Mr. Greenspan’s claims based on the FIM Transaction be severed from the rest of his complaint and coordinated with the claims asserted in the Intermix Media Shareholder Litigation. Mr. Greenspan asserted a seventh cause of action against Intermix for indemnification. In his amended complaint, Mr. Greenspan sought compensatory and consequential damages, punitive damages, fees and costs, injunctive relief and other remedies. Motions to dismiss the first six causes of action were filed and, on October 6, 2006, granted without leave to amend. On November 21, 2006, Mr. Greenspan dismissed with prejudice the seventh cause of action for indemnity, which was the only remaining claim and his sole cause of action against Intermix. On January 24, 2007, Mr. Greenspan filed a notice of appeal of the court’s October 6, 2006 ruling. The appeal is fully briefed, and oral argument occurred on October 23, 2008.

Intermix believes that the various pending complaints are without merit and expect the defendants to vigorously defend themselves in these matters.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The deadline for completion of fact discovery currently is December 1, 2008, in the Michigan state case. In the federal action, the parties have stipulated to extend fact discovery until November 14, 2008, and are awaiting the federal court’s approval. Expert reports and summary judgment motions will be submitted shortly thereafter. The federal court has set a jury trial commencement date in April 2009.

On March 9, 2007, Valassis filed a two-count complaint in Michigan state court against News America. That complaint, which was based on the same factual allegations as the federal complaint discussed above, alleged that News America tortiously interfered with Valassis’ business relationships and that News America unfairly competed with Valassis. The complaint sought injunctive relief, damages, fees and costs. On May 4, 2007, News America filed a motion to dismiss or, in the alternative stay, that complaint. On August 14, 2007, the Court denied the motion. On July 7, 2008, Valassis filed an Amended Complaint alleging the same causes of action, based on essentially the same factual allegations and seeking the same relief. News America moved to dismiss the Amended Complaint and on October 10, 2008, the Court denied the motion. The parties are engaging in discovery, which has been combined with the federal case discussed above and the California state case discussed below. The trial is set to begin on January 12, 2009, although News America has filed a motion to continue this trial date until after the federal action is tried.

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

Other

Other than as previously disclosed in the notes to the Company’s unaudited consolidated financial statements, the Company is party to several purchase and sale arrangements which become exercisable over the next ten years by the Company or the counter-party to the agreement. In the next twelve months, none of these arrangements that become exercisable are material.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Pension and Other Postretirement Benefits

The Company sponsors non-contributory pension plans and retiree health and life insurance benefit plans covering specific groups of employees. As of January 1, 2008, the major pension plans are closed to new participants (with the exception of groups covered by collective bargaining agreements). The benefits payable for the non-contributory pension plans are based primarily on a formula factoring both an employee’s years of service and pay near retirement. Participant employees are vested in the plans after five years of service. The Company’s policy for all pension plans is to fund amounts, at a minimum, in accordance with statutory requirements. During the three months ended September 30, 2008 and 2007, the Company made discretionary contributions of $19 million and $6 million, respectively, to its pension plans. Plan assets consist principally of common stocks, marketable bonds and government securities. The retiree health and life insurance benefit plans offer medical and/or life insurance to certain full-time employees and eligible dependents that retire after fulfilling age and service requirements.

The components of net periodic benefit costs were as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended September 30,
	2008	2007	2008	2007
	(in millions)
Service cost benefits earned during the period	$20	$21	$2	$1
Interest costs on projected benefit obligations	43	35	5	2
Expected return on plan assets	(39)	(40)	—	—
Amortization of deferred losses	4	4	—	1
Other	—	—	(4)	(2)

Net periodic costs	$28	$20	$3	$2

Note 13—Segment Information

The Company is a diversified global media company, which manages and reports its businesses in eight segments:

•

Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide.

•

Television, which, principally consists of the operation of 27 full power broadcast television stations, including nine duopolies, in the United States (of these stations, 17 are affiliated with the FOX network, and ten are affiliated with the MyNetworkTV network), the broadcasting of network programming in the United States and the development, production and broadcasting of television programming in Asia.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•

Other, which principally consists of NDS, a company engaged in the business of supplying open end-to-end digital technology and services to digital pay-television platform operators and content providers; Fox Interactive Media, which operates the Company’s Internet activities; and News Outdoor, an advertising business which offers display advertising in outdoor locations primarily throughout Russia and Eastern Europe.

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

	For the three months ended September 30,
	2008	2007
	(in millions)
Revenues:
Filmed Entertainment	$1,259	$1,582
Television	974	1,145
Cable Network Programming	1,309	1,102
Direct Broadcast Satellite Television	969	747
Magazines and Inserts	259	264
Newspapers and Information Services	1,705	1,244
Book Publishing	315	330
Other	719	653

Total revenues	$7,509	$7,067

Operating income (loss):
Filmed Entertainment	$251	$362
Television	54	183
Cable Network Programming	379	289
Direct Broadcast Satellite Television	165	48
Magazines and Inserts	68	79
Newspapers and Information Services	134	93
Book Publishing	3	36
Other	(101)	(43)

Total operating income	953	1,047

Equity (losses) earnings of affiliates	(359)	246
Interest expense, net	(221)	(213)
Interest income	40	100
Other, net	304	—

Income before income tax expense and minority interest in subsidiaries	717	1,180
Income tax expense	(181)	(414)
Minority interest in subsidiaries, net of tax	(21)	(34)

Net income	$515	$732

Equity (losses) earnings of affiliates, Interest expense, net, Interest income, Other, net, Income tax expense and Minority interest in subsidiaries are not allocated to segments as they are not under the control of segment management.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $170 million and $172 million for the three months ended September 30, 2008 and 2007, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profit generated primarily by the Filmed Entertainment segment of approximately $2 million and $29 million for the three months ended September 30, 2008 and 2007, respectively, have been eliminated within the Filmed Entertainment segment.

	For the three months ended September 30, 2008
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income before depreciation and amortization
	(in millions)
Filmed Entertainment	$251	$23	$—	$274
Television	54	22	—	76
Cable Network Programming	379	29	23	431
Direct Broadcast Satellite Television	165	60	—	225
Magazines and Inserts	68	2	—	70
Newspapers and Information Services	134	90	—	224
Book Publishing	3	2	—	5
Other	(101)	68	—	(33)

Total	$953	$296	$23	$1,272

	For the three months ended September 30, 2007
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income before depreciation and amortization
	(in millions)
Filmed Entertainment	$362	$21	$—	$383
Television	183	24	—	207
Cable Network Programming	289	20	12	321
Direct Broadcast Satellite Television	48	50	—	98
Magazines and Inserts	79	2	—	81
Newspapers and Information Services	93	139	—	232
Book Publishing	36	2	—	38
Other	(43)	64	—	21

Total	$1,047	$322	$12	$1,381

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At September 30, 2008	At June 30, 2008
	(in millions)
Total assets:
Filmed Entertainment	$7,142	$7,122
Television	12,189	13,011
Cable Network Programming	9,676	9,566
Direct Broadcast Satellite Television	2,644	2,589
Magazines and Inserts	1,362	1,328
Newspapers and Information Services	7,269	7,743
Book Publishing	1,686	1,696
Other	16,556	15,969
Investments	2,667	3,284

Total assets	$61,191	$62,308

Goodwill and Intangible assets, net:
Filmed Entertainment	$1,940	$1,948
Television	9,548	10,195
Cable Network Programming	5,806	5,836
Direct Broadcast Satellite Television	641	691
Magazines and Inserts	1,008	1,009
Newspapers and Information Services	3,959	4,321
Book Publishing	508	508
Other	8,528	8,572

Total goodwill and intangibles, net	$31,938	$33,080

Note 14—Additional Financial Information

Supplemental Cash Flows Information

	For the three months ended September 30,
	2008	2007
	(in millions)
Supplemental cash flows information:
Cash paid for income taxes	$(171)	$(261)
Cash paid for interest	(166)	(177)
Sale of other investments	2	8
Purchase of other investments	(18)	(5)

Supplemental information on businesses acquired:
Fair value of assets acquired	6	383
Cash acquired	—	42
Less: Liabilities assumed	58	(81)
Minority interest acquired	1	(63)
Cash paid	(65)	(281)

Fair value of stock consideration	$—	$—

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other, net consisted of the following:

	For the three months ended September 30,
	2008	2007
	(in millions)
Gain on the sale of the Stations (a)	$232	$—
Gain on the sale of China Network Systems (b)	—	102
Change in fair value of exchangeable securities and other financial instruments (c)	62	(87)
Other	10	(15)

Total Other, net	$304	$—

(a)	See Note 2—Acquisitions, Disposals and Other Transactions
(b)	See Note 5—Investments
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

Note 15—Subsequent Events

In October 2008, the Company purchased VeriSign Inc.’s minority share of the Jamba joint venture for approximately $200 million, increasing the Company’s interest to 100%.

In October 2008, the Company retired its $200 million 7.375% Senior Notes due 2008.

Note 16—Supplemental Guarantor Information

In May 2007, News America Incorporated (“NAI”), a subsidiary of the Company, entered into a credit agreement (the “Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein (the “Lenders”), Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent. The Credit Agreement provides a $2.25 billion unsecured revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit. NAI may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leveraging ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.08% regardless of facility usage. The Company pays interest for borrowings and letters of credit at LIBOR plus 0.27%. The Company pays an additional fee of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. The maturity date is in May 2012; however, NAI may request that the Lenders’ commitments be renewed for up to two additional one year periods.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statement of Operations

For the three months ended September 30, 2008

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$2	$—	$7,507	$—	$7,509
Expenses	88	—	6,468	—	6,556

Operating income (loss)	(86)	—	1,039	—	953

Other income (expense):
Interest expense, net	(340)	(263)	—	382	(221)
Interest income	16	—	406	(382)	40
Equity (losses) earnings of affiliates	1	—	(360)	—	(359)
Earnings (losses) from subsidiary entities	434	814	—	(1,248)	—
Other, net	81	(36)	259	—	304

Income (loss) before income tax expense and minority interest in subsidiaries	106	515	1,344	(1,248)	717
Income tax (expense) benefit	(27)	—	(339)	185	(181)
Minority interest in subsidiaries, net of tax	—	—	(21)	—	(21)

Net income (loss)	$79	$515	$984	$(1,063)	$515

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statement of Operations

For the three months ended September 30, 2007

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$2	$—	$7,065	$—	$7,067
Expenses	65	—	5,955	—	6,020

Operating income (loss)	(63)	—	1,110	—	1,047

Other income (expense):
Interest expense, net	(626)	(105)	(249)	767	(213)
Interest income	349	—	518	(767)	100
Equity earnings of affiliates	1	—	245	—	246
Earnings (losses) from subsidiary entities	389	863	—	(1,252)	—
Other, net	(101)	(26)	127	—	—

Income (loss) before income tax expense and minority interest in subsidiaries	(51)	732	1,751	(1,252)	1,180
Income tax (expense) benefit	18	—	(615)	183	(414)
Minority interest in subsidiaries, net of tax	—	—	(34)	—	(34)

Net income (loss)	$(33)	$732	$1,102	$(1,069)	$732

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Balance Sheet

At September 30, 2008

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Assets:
Current assets:
Cash and cash equivalents	$2,979	$—	$2,521	$—	$5,500
Receivables, net	28	1	6,775	—	6,804
Inventories, net	—	—	2,420	—	2,420
Other	22	—	554	—	576

Total current assets	3,029	1	12,270	—	15,300

Non-current assets:
Receivables	1	—	429	—	430
Inventories, net	—	—	3,263	—	3,263
Property, plant and equipment, net	71	—	6,481	—	6,552
Intangible assets, net	—	—	13,778	—	13,778
Goodwill	—	—	18,160	—	18,160
Other	116	—	925	—	1,041

Investments
Investments in associated companies and other investments	76	43	2,548	—	2,667
Intragroup investments	41,803	41,192	—	(82,995)	—

Total investments	41,879	41,235	2,548	(82,995)	2,667

TOTAL ASSETS	$45,096	$41,236	$57,854	$(82,995)	$61,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings	$200	$—	$90	$—	$290
Other current liabilities	38	157	8,984	—	9,179

Total current liabilities	238	157	9,074	—	9,469

Non-current liabilities:
Borrowings	13,071	—	128	—	13,199
Other non-current liabilities	231	4	9,452	—	9,687
Intercompany	14,201	13,255	(27,456)	—	—

Minority interest in subsidiaries	—	—	1,016	—	1,016
Stockholders’ Equity	17,355	27,820	65,640	(82,995)	27,820

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,096	$41,236	$57,854	$(82,995)	$61,191

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Balance Sheet

At June 30, 2008

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Assets:
Current assets:
Cash and cash equivalents	$2,275	$—	$2,387	$—	$4,662
Receivables, net	17	1	6,967	—	6,985
Inventories, net	—	—	2,255	—	2,255
Other	7	—	453	—	460

Total current assets	2,299	1	12,062	—	14,362

Non-current assets:
Receivables	1	—	463	—	464
Inventories, net	—	—	3,064	—	3,064
Property, plant and equipment, net	79	—	6,942	—	7,021
Intangible assets, net	—	—	14,460	—	14,460
Goodwill	—	—	18,620	—	18,620
Other	122	—	911	—	1,033

Investments
Investments in associated companies and other investments	69	44	3,171	—	3,284
Intragroup investments	41,351	41,619	—	(82,970)	—

Total investments	41,420	41,663	3,171	(82,970)	3,284

TOTAL ASSETS	$43,921	$41,664	$59,693	$(82,970)	$62,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings	$200	$—	$81	$—	$281
Other current liabilities	43	—	8,858	—	8,901

Total current liabilities	243	—	8,939	—	9,182

Non-current liabilities:
Borrowings	13,091	—	139	—	13,230
Other non-current liabilities	537	4	9,738	—	10,279
Intercompany	12,790	13,037	(25,827)	—	—

Minority interest in subsidiaries	—	—	994	—	994
Stockholders’ Equity	17,260	28,623	65,710	(82,970)	28,623

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,921	$41,664	$59,693	$(82,970)	$62,308

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statement of Cash Flows

For the three months ended September 30, 2008

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$712	$2	$(474)	$—	$240

Investing and other activities:
Property, plant and equipment	(2)	—	(211)	—	(213)
Investments	(6)	(4)	(86)	—	(96)
Proceeds from sale of investments, non-current assets and business disposals	—	—	1,010	—	1,010

Net cash (used in) provided by investing activities	(8)	(4)	713	—	701

Financing activities:
Borrowings	—	—	38	—	38
Repayment of borrowings	—	—	(33)	—	(33)
Issuance of shares	—	2	1	—	3
Dividends paid	—	—	(7)	—	(7)
Other, net	—	—	18	—	18

Net cash provided by financing activities	—	2	17	—	19

Net increase in cash and cash equivalents	704	—	256	—	960
Cash and cash equivalents, beginning of period	2,275	—	2,387	—	4,662
Exchange movement on opening cash balance	—	—	(122)	—	(122)

Cash and cash equivalents, end of period	$2,979	$—	$2,521	$—	$5,500

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statement of Cash Flows

For the three months ended September 30, 2007

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by operating activities	$488	$83	$232	$—	$803

Investing activities:
Property, plant and equipment	(4)	—	(339)	—	(343)
Investments	—	—	(271)	—	(271)
Proceeds from sale of investments, non-current assets and business disposals	—	—	289	—	289

Net cash used in investing activities	(4)	—	(321)	—	(325)

Financing activities:
Borrowings	—	—	10	—	10
Issuance of shares	—	39	—	—	39
Repurchase of shares	—	(122)	—	—	(122)
Dividends paid	—	—	(2)	—	(2)
Other, net	—	—	22		22

Net cash (used in) provided by financing activities	—	(83)	30	—	(53)

Net increase (decrease) in cash and cash equivalents	484	—	(59)	—	425
Cash and cash equivalents, beginning of period	5,450	—	2,204	—	7,654
Exchange movement on opening cash balance	—	—	39	—	39

Cash and cash equivalents, end of period	$5,934	$—	$2,184	$—	$8,118

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

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of News Corporation and its subsidiaries’ (together “News Corporation” or the “Company”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as recent developments that have occurred to date during fiscal 2009 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2008 and 2007. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2008 and 2007. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

•

Television, which, principally consists of the operation of 27 full power broadcast television stations, including nine duopolies, in the United States (of these stations, 17 are affiliated with the FOX network, and ten are affiliated with the MyNetworkTV network), the broadcasting of network programming in the United States and the development, production and broadcasting of television programming in Asia.

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

•

Other, which principally consists of NDS Group plc (“NDS”), a company engaged in the business of supplying open end-to-end digital technology and services to digital pay-television platform operators and content providers; Fox Interactive Media (“FIM”), which operates the Company’s Internet activities; and News Outdoor, an advertising business which offers display advertising in outdoor locations primarily throughout Russia and Eastern Europe.

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

The Company competes with other major studios, such as Disney, Paramount, Sony, Universal, Warner Bros. and independent film producers in the production and distribution of motion pictures and DVDs. As a producer and distributor of television programming, the Company competes with studios, television production groups and independent producers and syndicators, such as Disney, Sony, NBC Universal, Warner Bros. and Paramount Television, to sell programming both domestically and internationally. The Company also competes to obtain creative talent and story properties which are essential to the success of the Company’s filmed entertainment businesses.

Television and Cable Network Programming

The Company’s U.S. television operations primarily consist of the FOX Broadcasting Company (“FOX”), MyNetworkTV, Inc. (“MyNetworkTV”) and, at September 30, 2008, the 27 television stations owned by the Company. The Company’s international television operations consist primarily of STAR Group Limited (“STAR”).

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

Generally, the Company’s cable networks, which target various demographics, derive a majority of their revenues from monthly affiliate fees received from cable television systems and direct broadcast satellite (“DBS”) operators based on the number of its subscribers. Affiliate fee revenues are net of the amortization of cable distribution investments (capitalized fees paid to a cable operator or DBS operator to facilitate the launch of a cable network). The Company defers the cable distribution investments and amortizes the amounts on a straight-line basis over the contract period. Cable television and DBS are currently the predominant means of distribution of the Company’s program services in the United States. Internationally, distribution technology varies region by region.

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

The profitability of these long-term national sports contracts is based on the Company’s best estimates at September 30, 2008 of directly attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied at September 30, 2008, a loss may be recorded. Should revenues improve as compared to estimated revenues, the Company may have an improved operating profit related to the contract, which may be recognized over the estimated remaining contract term.

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

Newspapers and Information Services

The Newspapers and Information Services segment derives revenues primarily from the sale of advertising space and the sale of published newspapers, and subscriptions. Adverse changes in general market conditions for advertising may affect revenues. Circulation revenues can be greatly affected by changes in competitors’ cover prices and by promotional activities.

Operating expenses for the Newspapers and Information Services segment include costs related to newsprint, ink, printing costs and editorial content. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead.

The Newspapers and Information Services segment’s advertising volume, circulation and the price of newsprint are the key uncertainties whose fluctuations can have a material effect on the Company’s operating results and cash flow. The Company has to anticipate the level of advertising volume, circulation and newsprint prices in managing its businesses to maximize operating profit during expanding and contracting economic cycles. Newsprint is a basic commodity and its price is sensitive to the balance of supply and demand. The Company’s costs and expenses are affected by the cyclical increases and decreases in the price of newsprint. The newspapers published by the Company compete for readership and advertising with local and national newspapers and also compete with television, radio, Internet and other media alternatives in their respective markets. Competition for newspaper circulation is based on the news and editorial content of the newspaper, service, cover price and, from time to time, various promotions. The success of the newspapers published by the Company in competing with other newspapers and media for advertising depends upon advertisers’ judgments as to the most effective use of their advertising budgets. Competition for advertising among newspapers is based upon circulation levels, readership levels, reader demographics, advertising rates and advertiser results. Such judgments are based on factors such as cost, availability of alternative media, circulation and quality of readership demographics. In recent years, the newspaper industry has experienced difficulty increasing circulation volume and revenues. This is due to, among other factors, increased competition from new media formats and sources, and shifting preferences among some consumers to receive all or a portion of their news from sources other than a newspaper.

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

Other

The Other segment consists primarily of:

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

FIM

FIM sells advertising, sponsorships and subscription services on the Company’s various Internet properties. Significant FIM expenses include development costs, advertising and promotional expenses, salaries, employee benefits and other routine overhead. The Company’s Internet properties include the social networking site MySpace.com, IGN.com, FOXsports.com, Scout.com, RottenTomatoes.com, Askmen.com and Photobucket.com. FIM also has a distribution agreement with Microsoft’s MSN for FOXsports.com and a search technology and services agreement with Google.

News Outdoor

The Company sells, through its News Outdoor businesses, outdoor advertising space on various media, primarily in Russia and Eastern Europe. Significant expenses associated with the News Outdoor business include site lease costs, direct production, maintenance and installation expenses, salaries, employee benefits and other routine overhead. In June 2007, the Company announced that its intention to explore strategic options for News Outdoor in connection with News Outdoor’s continued development plans. The strategic options include, but are not limited to, exploring the opportunity to expand News Outdoor’s existing shareholder group through new strategic and private equity partners. No agreement has yet been entered into with respect to these strategic options.

Other Business Developments

In July 2008, the Company completed the sale of eight of its owned-and-operated FOX network affiliated television stations (the “Stations”) for approximately $1 billion in cash. The Stations included: WJW in Cleveland, OH; KDVR in Denver, CO; KTVI in St. Louis, MO; WDAF in Kansas City, MO; WITI in Milwaukee, WI; KSTU in Salt Lake City, UT; WBRC in Birmingham, AL; and WGHP in Greensboro, NC. In connection with the transaction, the Stations entered into new affiliation agreements with the Company to receive network programming and assumed existing contracts with the Company for syndicated programming. In addition, the Company recorded a gain of approximately $232 million in Other, net in the unaudited consolidated statements of operations for the three months ended September 30, 2008.

On August 14, 2008, the Company, two newly incorporated subsidiaries of funds advised by Permira Advisers LLP (the “Permira Newcos”) and the Company’s majority owned, publicly held subsidiary, NDS Group plc (“NDS”) announced that the Company and the Permira Newcos signed an agreement (the “Agreement”) with NDS pursuant to which all issued and outstanding shares of NDS Series A ordinary shares, including those represented by American Depositary Shares traded on The NASDAQ Stock Market, would be acquired for per-share consideration of $63 in cash. If consummated, the transactions contemplated in the Agreement (the “Proposed Transaction”) would result in NDS ceasing to be a public company and the Permira Newcos and the Company owning approximately 51% and 49% of NDS, respectively. As part of the Proposed Transaction, approximately 67% of the NDS Series B ordinary shares held by the Company will be exchanged for $63 per share in a mix of cash of approximately $1.5 billion and a $242 million vendor note. The Proposed Transaction is conditioned upon, among other things, the approval of the Proposed Transaction by holders of NDS’ Series A ordinary shares, the approval of the High Court of Justice of England and Wales, the receipt of certain regulatory approvals, the receipt of funding by NDS and certain other customary closing conditions. There can be no assurance that the Proposed Transaction will be consummated.

In October 2008, the Company purchased VeriSign Inc.’s minority share of the Jamba joint venture for approximately $200 million, increasing the Company’s interest to 100%.

RESULTS OF OPERATIONS

Results of Operations—For the three months ended September 30, 2008 versus the three months ended September 30, 2007.

The following table sets forth the Company’s operating results for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007.

	For the three months ended September 30,
	2008	2007	Change	% Change
	($ in millions)
Revenues	$7,509	$7,067	$442	6%

Expenses:
Operating	4,572	4,408	164	4%
Selling, general and administrative	1,688	1,290	398	31%
Depreciation and amortization	296	322	(26)	(8)%

Total operating income	953	1,047	(94)	(9)%

Equity (losses) earnings of affiliates	(359)	246	(605)	* *
Interest expense, net	(221)	(213)	(8)	4%
Interest income	40	100	(60)	(60)%
Other, net	304	—	304	* *

Income before income tax expense and minority interest in subsidiaries	717	1,180	(463)	(39)%

Income tax expense	(181)	(414)	233	(56)%
Minority interest in subsidiaries, net of tax	(21)	(34)	13	(38)%

Net income	$515	$732	$(217)	(30)%

Diluted earnings per share	$0.20	$0.23	$(0.03)	(13)%

**	not meaningful

Overview—The Company’s revenues increased 6% for the three months ended September 30, 2008 as compared to the corresponding period of fiscal 2008. The increase was primarily due to revenue increases at the Newspapers and Information Services, DBS and Cable Network Programming segments. The increase at the Newspapers and Information Services segment was primarily due to the inclusion of revenue from Dow Jones & Company, Inc. (“Dow Jones”), which was acquired in December 2007. The increase at the DBS segment was primarily due to an increase in subscribers, as well as an increase in revenue due to the timing of revenue recognition from expanded soccer programming in the three months ended September 30, 2008. Cable Network Programming revenues increased in the three months ended September 30, 2008, as compared to the corresponding period of fiscal 2008, primarily due to an increase in net affiliate and advertising revenues, as well as the consolidation of National Geographic Channel US (“NGC US”) beginning in October 2007. These increases were partially offset by revenue decreases at the Filmed Entertainment and Television segments in the three months ended September 30, 2008.

Operating expenses increased 4% for the three months ended September 30, 2008 as compared to the corresponding period of fiscal 2008. The increase was primarily due to incremental expenses from the acquisition of Dow Jones and foreign exchange movements at the DBS segment. The increase in Operating expenses was partially offset by lower releasing costs, and a decrease in amortization of production and participation costs at the Filmed Entertainment segment.

Selling, general and administrative expenses increased 31% for the three months ended September 30, 2008 as compared to the corresponding period of fiscal 2008. The Newspapers and Information Services segment accounted for approximately 60% of this increase primarily due to incremental expenses from the acquisition of Dow Jones.

The balance of the increase was due to incremental costs related to acquisitions, new channel launches, higher employee expenses and foreign exchange movements across the Company’s other seven segments.

Depreciation and amortization decreased 8% for the three months ended September 30, 2008 as compared to the corresponding period of fiscal 2008. The decrease in depreciation and amortization was primarily due to the absence of depreciation on the decommissioned printing presses included in the corresponding period of fiscal 2008. The decrease was partially offset by incremental depreciation and amortization from the acquisition of Dow Jones and higher depreciation due to additional property, plant and equipment placed into service.

Operating income decreased 9% for the three months ended September 30, 2008 as compared to the corresponding period of fiscal 2008, primarily due to decreased Operating income at the Television, Filmed Entertainment and Other segments. These decreases were partially offset by increased Operating income at the DBS and Cable Network Programming segments.

Equity (losses) earnings of affiliates—Equity (losses) earnings of affiliates decreased $605 million for the three months ended September 30, 2008 as compared to the corresponding period of fiscal 2008. The decrease was primarily due to the inclusion of $447 million in losses from Premiere, principally representing a write-down of the Company’s investment, as well as the absence of contributions from The DIRECTV Group, Inc. (“DIRECTV”) due to the exchange of the Company’s entire interest in DIRECTV with Liberty Media Corporation in February 2008 and the disposition of Gemstar-TV Guide International, Inc. in May 2008.

	For the three months ended September 30,
	2008	2007	Change	% Change
	(in millions)
DBS equity affiliates	$(393)	$173	$(566)	*	*
Cable channel equity affiliates	24	23	1	4%
Other equity affiliates	10	50	(40)	(80)%

Total equity (losses) earnings of affiliates	$(359)	$246	$(605)	*	*

**	not meaningful

Interest expense, net—Interest expense, net increased $8 million as compared to the corresponding period of fiscal 2008, primarily due to the issuance of $1.25 billion 6.65% Senior Notes due 2037 in November 2007. This increase was partially offset by the retirement of the Company’s $350 million 6.625% Senior Notes due January 2008.

Interest income—Interest income decreased $60 million as compared to the corresponding period of fiscal 2008, primarily as a result of lower average cash balances, principally due to cash used in the acquisition of Dow Jones, as well as lower interest rates.

Other, net—Other, net consisted of the following:

	For the three months ended September 30,
	2008	2007
	(in millions)
Gain on the sale of the Stations (a)	$232	$—
Gain on the sale of China Network Systems (b)	—	102
Change in fair value of exchangeable securities and other financial instruments (c)	62	(87)
Other	10	(15)

Total Other, net	$304	$—

(a)	See Note 2—Acquisitions, Disposals and Other Transactions
(b)	See Note 5—Investments

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

Income tax expense—The effective income tax rate for the three months ended September 30, 2008 of 25% was lower than the effective tax rate of 35% in the corresponding period of fiscal 2008. The lower rate in the three months ended September 30, 2008 primarily resulted from the release of a valuation allowance due to the sale of the Stations in July 2008.

Minority interest in subsidiaries, net of tax—Minority interest expense decreased $13 million for the three months ended September 30, 2008 as compared to the corresponding period of fiscal 2008. The decrease was primarily due to decreases in net income at NDS and certain other international entities. This decrease was partially offset by the inclusion of the minority interest associated with NGC US, which was consolidated beginning in October 2007.

Net income—Net income for the three months ended September 30, 2008 decreased 30% as compared to the corresponding period of fiscal 2008. The decrease in Net income was primarily due to decreased earnings from equity affiliates, as well as the Operating income decreases noted above. The decreases were partially offset by the gain on the sale of the Stations in July 2008.

Segment Analysis:

The following table sets forth the Company’s revenues and operating income by segment for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

	For the three months ended September 30,
	2008	2007	Change	% Change
	(in millions)
Revenues:
Filmed Entertainment	$1,259	$1,582	$(323)	(20)%
Television	974	1,145	(171)	(15)%
Cable Network Programming	1,309	1,102	207	19%
Direct Broadcast Satellite Television	969	747	222	30%
Magazines and Inserts	259	264	(5)	(2)%
Newspapers and Information Services	1,705	1,244	461	37%
Book Publishing	315	330	(15)	(5)%
Other	719	653	66	10%

Total revenues	$7,509	$7,067	$442	6%

Operating income (loss):
Filmed Entertainment	$251	$362	$(111)	(31)%
Television	54	183	(129)	(70)%
Cable Network Programming	379	289	90	31%
Direct Broadcast Satellite Television	165	48	117	* *
Magazines and Inserts	68	79	(11)	(14)%
Newspapers and Information Services	134	93	41	44%
Book Publishing	3	36	(33)	(92)%
Other	(101)	(43)	(58)	* *

Total operating income	$953	$1,047	$(94)	(9)%

**	not meaningful

Filmed Entertainment (17% and 22% of the Company’s consolidated revenues in the first quarter of fiscal 2009 and 2008, respectively)

For the three months ended September 30, 2008, revenues at the Filmed Entertainment segment decreased $323 million, or 20%, as compared to the corresponding period of fiscal 2008. The revenue decrease was primarily due to a decrease in worldwide theatrical revenues, as well as a decrease in worldwide home entertainment revenue from Twentieth Century Fox Television. The decrease in worldwide theatrical revenues for the three months ended September 30, 2008 was primarily due to the worldwide success of The Simpsons Movie and Live Free or Die Hard in the three months ended September 30, 2007 with no comparable releases in the current period. The three months ended September 30, 2008 included the theatrical releases of X Files: I Want to Believe, Meet Dave, Babylon A.D. and The Rocker and their related releasing costs. Also contributing to the three months ended September 30, 2008 was the pay television performance of The Simpsons Movie, as well as the worldwide home entertainment performances of What Happens in Vegas and Jumper.

For the three months ended September 30, 2008, the Filmed Entertainment segment’s Operating income decreased $111 million, or 31%, as compared to the corresponding period of fiscal 2008. The decrease was primarily due to the revenue decreases noted above, partially offset by lower releasing, production and participation costs partially offset by lower releasing costs, and a decrease in amortization of production and participation costs.

Television (13% and 16% of the Company’s consolidated revenues in the first quarter of fiscal 2009 and 2008, respectively)

For the three months ended September 30, 2008, Television segment revenues decreased $171 million, or 15%, as compared to the corresponding period of fiscal 2008. The Television segment reported a decrease in Operating income for the three months ended September 30, 2008 of $129 million, or 70% as compared to the corresponding period of fiscal 2008.

Revenues for the three months ended September 30, 2008 at the Company’s U.S. television operations decreased 18% as compared to the corresponding period of fiscal 2008. The decrease was primarily due to decreased advertising revenues as a result of general weakness in the advertising markets and competition from the Olympics which was broadcast on a different network during the three months ended September 30, 2008. Also contributing to the decrease was the absence of the Emmy® Awards, which was broadcast on FOX during the corresponding period of fiscal 2008, as well as the absence of $63 million of revenue from the Stations sold in July 2008. These revenue decreases were partially offset by increased advertising pricing and improved performance of MLB’s All-Star game at the broadcast network and an increase in political advertising revenues at the television stations owned by the Company. Operating income for the three months ended September 30, 2008 at the Company’s U.S. television operations decreased as compared to the corresponding period of fiscal 2008. The decrease in Operating income was a result of the revenue decreases noted above, as well as the absence of $17 million of Operating income from the Stations sold in July 2008, partially offset by improved operating results at MyNetworkTV due to lower programming costs as the corresponding period of fiscal 2008 included programming write-offs.

Revenues for the three months ended September 30, 2008 at the Company’s international television operations increased as compared to the corresponding period of fiscal 2008. The increase was primarily due to higher advertising revenues in India and higher subscription revenues. Operating income at the Company’s international television operations decreased for the three months ended September 30, 2008 as compared to the corresponding period of fiscal 2008, primarily due to a settlement relating to the termination of a distribution agreement of approximately $30 million. These costs were partially offset by the revenue increases noted above.

Cable Network Programming (17% and 16% of the Company’s consolidated revenues in the first quarter of fiscal 2009 and 2008, respectively)

For the three months ended September 30, 2008, revenues for the Cable Network Programming segment increased $207 million, or 19%, as compared to the corresponding period of fiscal 2008. This increase was driven by higher net affiliate and advertising revenues at Fox News, FX, the Big Ten Network and FIC. Also contributing to the revenue growth was incremental revenues of $58 million for the three months ended September 30, 2008 due to the consolidation of the NGC US beginning in October 2007.

For the three months ended September 30, 2008, Fox News’ revenues increased 19% as compared to the corresponding period of fiscal 2008, primarily due to an increase in net affiliate and advertising revenues. Net affiliate revenues increased 27% primarily due to an increase in the average rate per subscriber and the number of subscribers. Advertising revenues increased 11% as compared to the corresponding period of fiscal 2008 due to higher pricing. As of September 30, 2008, Fox News reached approximately 95 million Nielsen households.

FX’s revenues increased 9% for the three months ended September 30, 2008 as compared to the corresponding period of fiscal 2008, driven by net affiliate and advertising revenue increases. Net affiliate revenues increased 9% for the three months ended September 30, 2008 as a result of an increase in the average rate per subscriber and the number of subscribers. As of September 30, 2008, FX reached approximately 95 million Nielsen households.

FIC’s revenues increased for the three months ended September 30, 2008 as compared to the corresponding period of fiscal 2008, primarily due to improved advertising sales and subscriber growth in Latin America, Italy and at the international National Geographic Channels.

For the three months ended September 30, 2008, Operating income at the Cable Network Programming segment increased $90 million, or 31%, as compared to the corresponding period of fiscal 2008, primarily due to the increases in revenues noted above. The revenue increases were partially offset by a $117 million increase in operating expenses during the three months ended September 30, 2008 as compared to the corresponding period of fiscal 2008. The increase in operating expenses was primarily due to higher movie acquisition and original programming costs, as well as increased political coverage and the launch of new international channels. Also contributing to the increased expenses were higher Selling, General, and Administrative expenses during the three months ended September 30, 2008, primarily due to the launch of the new channels.

Direct Broadcast Satellite Television (13% and 10% of the Company’s consolidated revenues in the first quarter of fiscal 2009 and 2008, respectively)

For the three months ended September 30, 2008, SKY Italia’s revenues increased $222 million, or 30%, as compared to the corresponding period of fiscal 2008. Approximately 60% of this revenue growth was attributed to expanded soccer programming and the balance was primarily attributed to subscriber growth. SKY Italia had an increase of approximately 359,000 in subscribers over the corresponding period of fiscal 2008, which increased SKY Italia’s total subscriber base to over 4.6 million at September 30, 2008. Revenue from the premium soccer programming was higher due to the timing of revenue recognition as SKY Italia expanded its soccer programming and now broadcasts throughout fiscal 2009 as compared to only ten months of programming in fiscal 2008. The increase in revenue from the premium soccer programming will be offset over the remaining three quarters of fiscal 2009. The total churn for the three months ended September 30, 2008 was approximately 133,000 subscribers on an average subscriber base of 4.6 million, as compared to churn of approximately 150,000 subscribers on an average subscriber base of 4.2 million in the first quarter of fiscal 2008. Subscriber churn for the period represents the number of SKY Italia subscribers whose service was disconnected during the period. Also contributing to the increase in revenues was the weakening of the U.S. dollar against the Euro which resulted in 9% of the increase in revenues for the three months ended September 30, 2008.

Average revenue per subscriber (“ARPU”) for the three months ended September 30, 2008 increased to approximately €43 from €39 in the corresponding period of fiscal 2008. The increase was primarily due to the positive timing impact of soccer programming packages related revenue recognition due to the broadcast change noted above. SKY Italia calculates ARPU by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue for the period. Average subscribers are calculated for the respective periods by adding the beginning and ending subscribers for the period and dividing by two.

Subscriber acquisition costs per subscriber (“SAC”) of approximately €300 in the first quarter fiscal 2009 increased over the first quarter of fiscal 2008, primarily due to increased marketing costs both in the aggregate and on a per subscriber basis to support a programming package price increase for both new and existing subscribers, as well as the launch of new premium services. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross SKY Italia subscribers added during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly by SKY Italia to subscribers and the costs related to installation and acquisition advertising, net of any upfront activation fee. SKY Italia excludes the value of equipment capitalized under SKY Italia’s equipment lease program, as well as payments and the value of returned equipment related to disconnected lease program subscribers from subscriber acquisition costs.

For the three months ended September 30, 2008, SKY Italia’s operating results improved by $117 million as compared to the corresponding period of fiscal 2008. The increase was primarily due to the revenue increases noted above, partially offset by an increase in operating expenses. The increase in operating expenses was primarily due to an increase in premium service installations and higher marketing costs to support a programming package price increase for both new and existing subscribers, as well as the launch of new premium services. For the three months ended September 30, 2008, the weakening of the U.S. dollar against the Euro represented 10% of the total improvement in operating results.

Magazines and Inserts (3% and 4% of the Company’s consolidated revenues in the first quarter of fiscal 2009 and 2008, respectively)

For the three months ended September 30, 2008, revenues at the Magazines and Inserts segment decreased $5 million as compared to the corresponding period of fiscal 2008. The decrease in revenues resulted primarily from a decrease in volume of in-store marketing products, partially offset by higher custom publishing revenue for free-standing insert products.

For the three months ended September 30, 2008, Operating income decreased $11 million, or 14%, as compared to the corresponding period of fiscal 2008. The decrease was primarily due to the revenue decreases noted above, as well as higher production costs for free-standing insert products and higher legal expenses.

Newspapers and Information Services (23% and 18% of the Company’s consolidated revenues in the first quarter of fiscal 2009 and 2008, respectively)

For the three months ended September 30, 2008, revenues at the Newspapers and Information Services segment increased $461 million, or 37%, as compared to the corresponding period of fiscal 2008, primarily due to the inclusion of Dow Jones, which was acquired in December 2007. Operating income increased $41 million, or 44%, for the three months ended September 30, 2008 as compared to the corresponding period of fiscal 2008, primarily due to the revenue increase noted above, as well as the absence of approximately $100 million in depreciation and other costs related to the printing presses upgrade in the United Kingdom, which was completed in fiscal 2008. For the three months ended September 30, 2008, Dow Jones contributed approximately $500 million of revenue and $4 million of operating losses, which includes $19 million of purchase price amortization and adjustments attributable to its acquisition. During the three months ended September 30, 2008, the weakening of the U.S. dollar against the British pound sterling and Australian dollar resulted in increases of approximately 4% in Operating income as compared to the corresponding period of fiscal 2008.

For the three months ended September 30, 2008, the Australian newspapers’ revenues increased 4% as compared to the corresponding period of fiscal 2008, primarily due to favorable foreign exchange movements. Excluding the impact of foreign exchange fluctuation, revenues declined slightly from the corresponding period of fiscal 2008. The decline was driven by lower classified advertising revenues. Operating income decreased 6% in the three months ended September 30, 2008 as compared to the corresponding period of fiscal 2008, primarily due to an increase in employee related costs, partially offset by favorable foreign exchange movements.

For the three months ended September 30, 2008, the UK newspapers’ revenues decreased 9% as compared to the corresponding period of fiscal 2008, primarily due to lower classified and display advertising revenues across most titles. Operating income increased for the three months ended September 30, 2008 as compared to the corresponding period of fiscal 2008, primarily as a result of the absence of depreciation on the decommissioned printing presses. The absence of these costs more than offset the revenue declines noted above.

Book Publishing (4% and 5% of the Company’s consolidated revenues in the first quarter of fiscal 2009 and 2008, respectively)

For the three months ended September 30, 2008, revenues at the Book Publishing segment decreased $15 million, or 5%, from the corresponding period of fiscal 2008. The decrease was primarily due to the absence of distribution revenues related to the release of the final Harry Potter series book published by Scholastic and the success of The Dangerous Book for Boys in the corresponding period of fiscal 2008 and higher provisions for returns in the three months ended September 30, 2008. During the three months ended September 30, 2008, HarperCollins had 55 titles on The New York Times Bestseller List with three titles reaching the number one position and successful publishing performances were led by The Story of Edgar Sawtelle by David Wroblewski, The Given Day by Dennis Lehane and Cooking for Friends by Gordon Ramsey.

Operating income for the three months ended September 30, 2008 decreased $33 million, or 92%, as compared to the corresponding period of fiscal 2008, primarily due to the revenue decreases and higher provisions for returns noted above, as well as higher employee and production costs.

Other (10% and 9% of the Company’s consolidated revenues in the first quarter of fiscal 2009 and 2008, respectively)

For the three months ended September 30, 2008, revenues at the Other segment increased $66 million, or 10%, as compared to the corresponding period of fiscal 2008, primarily due to increased advertising revenues from FIM’s Internet sites. The revenue increase was also driven by higher revenues from News Outdoor, partially offset by lower revenues from NDS.

Operating results for the three months ended September 30, 2008 decreased $58 million as compared to the corresponding period of fiscal 2008. The decrease was primarily due to a 56% decrease in operating income at NDS, higher programming costs, increased costs associated with the development of the Company’s Eastern European broadcasting initiatives and higher costs due to increased development and technical activity at FIM. The decrease in the NDS operating income is related to lower conditional access and royalty revenues and the impact of foreign currency exchange rate movements which resulted in NDS’ operating results being $32 million lower than the corresponding period of fiscal 2008.

Liquidity and Capital Resources

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds; however, the Company has access to the worldwide capital markets subject to market conditions, a $2.25 billion revolving credit facility and various film co-production alternatives to supplement its cash flows. Also, as of September 30, 2008, the Company had consolidated cash and cash equivalents of approximately $5.5 billion. The Company believes that cash flows from operations will be adequate for the Company to conduct its operations. The Company’s internally generated funds are highly dependent upon the state of the advertising market and public acceptance of its film and television products. Any significant decline in the advertising market or the performance of the Company’s films and television products could adversely impact its cash flows from operations which could require the Company to seek other sources of funds including proceeds from the sale of certain assets or other alternative sources.

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

Sources and uses of cash

Net cash provided by operating activities for the three months ended September 30, 2008 and 2007 was as follows (in millions):

For the three months ended September 30,	2008	2007
Net cash provided by operating activities	$240	$803

The decrease in net cash provided by operating activities during the three months ended September 30, 2008 as compared to the corresponding period of fiscal 2008 reflects lower profit and lower worldwide theatrical receipts, as well as higher net production spending at the Filmed Entertainment segment, lower advertising receipts at the Television segment and higher sports rights payments at the DBS segment.

Net cash provided by (used in) investing activities for the three months ended September 30, 2008 and 2007 was as follows (in millions):

For the three months ended September 30,	2008	2007
Net cash provided by (used in) investing activities	$701	$(325)

Net cash provided by investing activities during the three months ended September 30, 2008 was primarily due to the proceeds from the sale of the Stations in July 2008 and a reduction in cash used for acquisitions in the first quarter of fiscal 2009 as compared to the corresponding period of fiscal 2008.

In October 2008, the Company purchased Verisign Inc.’s minority share of the Jamba joint venture for approximately $200 million, increasing the Company’s interest to 100%.

Net cash provided by (used in) financing activities for the three months ended September 30, 2008 and 2007 was as follows (in millions):

For the three months ended September 30,	2008	2007
Net cash provided by (used in) financing activities	$19	$(53)

The decrease in net cash used in financing activities was primarily due to the absence of share repurchases in the first quarter of fiscal 2009 as compared to repurchases of 6 million shares for $122 million during the first quarter of fiscal 2008.

Borrowings and repayment of borrowings during the three months ended September 30, 2008 and 2007 related primarily to bank loans.

In October 2008, the Company retired its $200 million 7.375% Senior Notes due 2008.

The Company declared a dividend of $0.06 per share on both its Class A common stock, par value $0.01 per share and its Class B common stock, par value $0.01 per share in the three months ended September 30, 2008, which was paid in October 2008 to stockholders of record on September 10, 2008. The total aggregate dividend paid to stockholders in October 2008 was approximately $154 million.

Ratings of the Public Debt

The table below summarizes the Company’s credit ratings as of September 30, 2008.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa 1	Stable
S&P	BBB+	Stable

Revolving Credit Agreement

In May 2007, News America Incorporated (“NAI”), a subsidiary of the Company, entered into a credit agreement (the “Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein (the “Lenders”), Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent. The Credit Agreement provides a $2.25 billion unsecured revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit. NAI may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leveraging ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.08% regardless of facility usage. The Company pays interest for borrowings and letters of credit at LIBOR plus 0.27%. The Company pays an additional fee of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. The maturity date is in May 2012; however, NAI may request that the Lenders’ commitments be renewed for up to two additional one year periods.

Commitments

The Company’s commitments have not changed significantly from disclosures included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed with the SEC on August 13, 2008.

Guarantees

The Company’s guarantees have not changed significantly from disclosures included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed with the SEC on August 13, 2008.

Contingencies

The minority shareholder of one of the Company’s majority-owned RSNs has a put right related to its ownership interest that is currently exercisable and is outside of the control of the Company. The Company believes that if the shareholder exercises its put right, it will not have a material effect on the Company’s consolidated financial condition, future results of operations or liquidity.

The Company’s wholly-owned subsidiary, News Outdoor owns and operates outdoor advertising companies and also owns approximately 73% of MSS, an outdoor advertising company in Russia. In certain limited circumstances, the minority stockholders of MSS have the right to sell, and News Outdoor has the right to purchase, the minority interests at fair market value. The Company believes that the exercise of these sale rights, if any, will not have a material effect on its consolidated financial condition, future results of operations or liquidity.

Other than as disclosed in the notes to the accompanying Company’s unaudited consolidated financial statements, the Company is party to several purchase and sale arrangements which become exercisable over the next ten years by the Company or the counter-party to the agreement. In the next twelve months, none of these arrangements that become exercisable are material.

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

The following sections provide quantitative information on the Company’s exposure to foreign currency exchange rate risk, interest rate risk and stock price risk. The Company makes use of sensitivity analyses that are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.

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

At September 30, 2008, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $369 million (including the Company’s non-U.S. dollar- denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $45.3 million at September 30, 2008.

Interest Rates

The Company’s current financing arrangements and facilities include $13.5 billion of outstanding debt with fixed interest and the Credit Agreement, which carries variable interest. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. As of September 30, 2008, substantially all of the Company’s financial instruments with exposure to interest rate risk were denominated in U.S. dollars and had an aggregate fair value of $12.6 billion. The potential change in fair market value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $780 million at September 30, 2008.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity affiliates and had an aggregate fair value of approximately $6.5 billion as of September 30, 2008. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $5.8 billion. Such a hypothetical decrease would result in a before tax decrease in comprehensive income of approximately $11 million, as any changes in fair value of the Company’s equity affiliates are not recognized unless deemed other-than-temporary, as these investments are accounted for under the equity method.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company has recorded the conversion feature embedded in its exchangeable debentures in other liabilities. At September 30, 2008, the fair value of this conversion feature was nil and this conversion feature is sensitive to movements in the share price of one of the Company’s publicly traded equity affiliates. A significant variance in the price of the underlying stock could have a material impact on the operating results of the Company.

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

See Note 11—Contingencies to the unaudited consolidated financial statements, which is incorporated herein by reference.

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

Acceptance of the Company’s Film and Television Programming by the Public is Difficult to Predict, Which Could Lead to Fluctuations in Revenues.

Feature film and television production and distribution are speculative businesses since the revenues derived from the production and distribution of a feature film or television series depend primarily upon its acceptance by the public, which is difficult to predict. The commercial success of a feature film or television series also depends upon the quality and acceptance of other competing films and television series released into the marketplace at or near the same time, the availability of a growing number of alternative forms of entertainment and leisure time activities, general economic conditions and its effect on consumer spending and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Further, the theatrical success of a feature film and the audience ratings for a television series are generally key factors in generating revenues from other distribution channels, such as home entertainment and premium pay television, with respect to feature films, and syndication, with respect to television series.

The Company Could Suffer Losses Due to Asset Impairment Charges for Goodwill, Intangible Assets (including FCC Licenses) and Programming

In accordance with applicable GAAP, the Company performs an annual impairment assessment of its recorded goodwill and indefinite-lived intangible assets, including FCC licenses, during the fourth quarter of each fiscal year. The Company also continually evaluates whether current factors or indicators, such as the prevailing conditions in the capital markets, require the performance of an interim impairment assessment of those assets, as well as of investments and long-lived assets. In addition, management believes that recent trends in advertising revenues have negatively affected investors’ outlooks on the Company’s market value as reflected in its stock price. A sustained decline in the value of the Company’s stock price may be considered an indicator of impairment and could require the Company to perform an impairment analysis in advance of its annual impairment testing. In addition, any significant shortfall, now or in the future, in advertising revenue and/or the expected popularity of the programming for which the Company has acquired rights could lead to a downward revision in the fair value of certain reporting units, particularly the Newspapers and Information Services and the Television reporting units. A downward revision in the fair value of a reporting unit, indefinite-lived intangible assets, investments or long-lived assets could result in an impairment and a non-cash charge would be required. Any such charge could be material to the Company’s reported net earnings.

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

Date: November 5, 2008