Form 10-Q
period 2008-12-31
NEWS CORP
filed 2009-02-06
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

NEWS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 852-7000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of February 2, 2009, 1,815,281,366 shares of Class A Common Stock, par value $0.01 per share, and 798,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	For the three months ended December 31,		For the six months ended December 31,
	2008	2007	2008	2007
Revenues	$7,871	$8,590	$15,380	$15,657
Expenses:
Operating	5,161	5,443	9,733	9,851
Selling, general and administrative	1,609	1,442	3,297	2,732
Depreciation and amortization	283	287	579	609
Impairment charges	8,444	—	8,444	—

Operating (loss) income	(7,626)	1,418	(6,673)	2,465
Other income (expense):
Equity earnings (losses) of affiliates	30	(50)	(329)	196
Interest expense, net	(231)	(245)	(452)	(458)
Interest income	20	78	60	178
Other, net	(98)	187	206	187

(Loss) income before income tax expense and minority interest in subsidiaries	(7,905)	1,388	(7,188)	2,568
Income tax benefit (expense)	1,514	(520)	1,333	(934)
Minority interest in subsidiaries, net of tax	(26)	(36)	(47)	(70)

Net (loss) income	$(6,417)	$832	$(5,902)	$1,564

Weighted average shares:
Basic	2,614	3,126	2,612	3,126
Diluted	2,614	3,139	2,612	3,139

(Loss) earnings per share—basic and diluted	$(2.45)	$0.27	$(2.26)	$0.50

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	At December 31, 2008	At June 30, 2008
	(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents	$3,621	$4,662
Receivables, net	6,904	6,985
Inventories, net	2,753	2,255
Other	557	460

Total current assets	13,835	14,362

Non-current assets:
Receivables	403	464
Investments	2,368	3,284
Inventories, net	3,313	3,064
Property, plant and equipment, net	5,874	7,021
Intangible assets, net	8,927	14,460
Goodwill	14,372	18,620
Other non-current assets	1,135	1,033

Total assets	$50,227	$62,308

Liabilities and Stockholders’ Equity:
Current liabilities:
Borrowings	$81	$281
Accounts payable, accrued expenses and other current liabilities	5,130	5,695
Participations, residuals and royalties payable	1,192	1,288
Program rights payable	993	1,084
Deferred revenue	989	834

Total current liabilities	8,385	9,182

Non-current liabilities:
Borrowings	13,192	13,230
Other liabilities	4,437	4,823
Deferred income taxes	3,364	5,456
Minority interest in subsidiaries	852	994
Commitments and contingencies

Stockholders’ Equity:
Class A common stock (1)	18	18
Class B common stock (2)	8	8
Additional paid-in capital	17,253	17,214
Retained earnings and accumulated other comprehensive income	2,718	11,383

Total stockholders’ equity	19,997	28,623

Total liabilities and stockholders’ equity	$50,227	$62,308

(1)

Class A common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 1,815,083,377 shares and 1,810,382,625 shares issued and outstanding, net of 1,776,865,836 and 1,776,890,952 treasury shares at par at December 31, 2008 and June 30, 2008, respectively.

(2)

Class B common stock, par value $0.01 per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 313,721,702 treasury shares at par at December 31, 2008 and June 30, 2008.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the six months ended December 31,
	2008	2007
Operating activities:
Net (loss) income	$(5,902)	$1,564
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	579	609
Amortization of cable distribution investments	42	35
Equity losses (earnings) of affiliates	329	(196)
Cash distributions received from affiliates	140	158
Impairment charges (net of tax of $1.7 billion)	6,737	—
Other, net	(206)	(187)
Minority interest in subsidiaries, net of tax	47	70
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(519)	(1,441)
Inventories, net	(858)	(667)
Accounts payable and other liabilities	(784)	794

Net cash (used in) provided by operating activities	(395)	739

Investing activities:
Property, plant and equipment, net of acquisitions	(591)	(699)
Acquisitions, net of cash acquired	(473)	(5,368)
Investments in equity affiliates	(34)	(21)
Other investments	(33)	(40)
Proceeds from sale of investments, other non-current assets and business disposals	973	299

Net cash used in investing activities	(158)	(5,829)

Financing activities:
Borrowings	47	1,262
Repayment of borrowings	(255)	(132)
Issuance of shares	4	66
Repurchase of shares	—	(122)
Dividends paid	(177)	(186)
Other, net	18	22

Net cash (used in) provided by financing activities	(363)	910

Net decrease in cash and cash equivalents	(916)	(4,180)
Cash and cash equivalents, beginning of period	4,662	7,654
Exchange movement on opening cash balance	(125)	21

Cash and cash equivalents, end of period	$3,621	$3,495

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

These interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 as filed with the Securities and Exchange Commission (“SEC”) on August 13, 2008 (the “2008 Form 10-K”).

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

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to each reporting date. As such, all references to December 31, 2008 and December 31, 2007 relate to the three and six month periods ended December 28, 2008 and December 30, 2007, respectively. For convenience purposes, the Company continues to date its financial statements as of December 31.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” total comprehensive (loss) income for the Company consists of the following:

	For the three months ended December 31,		For the six months ended December 31,
	2008	2007	2008	2007
	(in millions)		(in millions)
Net (loss) income, as reported	$(6,417)	$832	$(5,902)	$1,564
Other comprehensive income:
Foreign currency translation adjustments	(1,434)	78	(2,566)	407
Unrealized holding (losses) gains on securities, net of tax	(17)	54	(35)	(28)
Pension plan adjustments	(12)	—	(10)	—

Total comprehensive (loss) income	$(7,880)	$964	$(8,513)	$1,943

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

On July 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for its financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements (See Note 6—Fair Value). SFAS No. 157 currently applies to the fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and liabilities. In the first quarter of fiscal 2010, SFAS No. 157 will apply to all remaining fair value measurements, including non-recurring measurements of non-financial assets and liabilities, such as measurement of potential impairments of goodwill, other intangible assets, other long-lived assets and non-financial assets held by a pension plan. It also will apply to fair value measurements of non-financial assets acquired and liabilities assumed in business combinations. The Company is currently evaluating the impact these additional SFAS No. 157 provisions will have on the Company’s consolidated financial statements.

On July 1, 2008, the Company adopted FASB SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No.159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value recognized in earnings for each reporting period. The Company’s adoption of SFAS No. 159 on July 1, 2008 did not have any effect on the Company’s consolidated financial statements as the Company did not elect the fair value measurement option for any eligible items.

Note 2—Acquisitions, Disposals and Other Transactions

Fiscal 2009 Transactions

Acquisitions

In October 2008, the Company purchased VeriSign Inc.’s minority share of the Jamba joint venture for approximately $193 million in cash, increasing the Company’s interest to 100%. During the second quarter of fiscal 2009, the Company recorded an impairment charge relating to Jamba’s goodwill and finite-lived intangible assets. (See Note 7—Goodwill, Intangible Assets and Other Long-lived Assets)

Disposals

In July 2008, the Company completed the sale of eight of its owned-and-operated FOX network affiliated television stations (the “Stations”) for approximately $1 billion in cash. The Stations included: WJW in Cleveland, OH; KDVR in Denver, CO; KTVI in St. Louis, MO; WDAF in Kansas City, MO; WITI in Milwaukee, WI; KSTU in Salt Lake City, UT; WBRC in Birmingham, AL; and WGHP in Greensboro, NC. In connection with the transaction, the Stations entered into new affiliation agreements with the Company to receive network programming and assumed existing contracts with the Company for syndicated programming. In addition, the Company recorded a gain of approximately $232 million in Other, net in the unaudited consolidated statements of operations during the six months ended December 31, 2008.

In November 2008, the Company sold its ownership stake in a Polish television broadcaster to the remaining shareholders. The Company recognized a net loss of approximately $100 million on the disposal which was included in Other, net in the unaudited consolidated statements of operations during the three and six months ended December 31, 2008.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 5, 2009, the Company, two newly incorporated subsidiaries of funds advised by Permira Advisers LLP (the “Permira Newcos”) and the Company’s majority owned, publicly held subsidiary, NDS Group plc (“NDS”) completed a transaction pursuant to which all issued and outstanding shares of NDS Series A ordinary shares, including those represented by American Depositary Shares traded on The NASDAQ Stock Market, were acquired for per-share consideration of $63 in cash. NDS will cease to be a public company as a result of the transaction and the Permira Newcos and the Company will own approximately 51% and 49% of NDS, respectively. As part of the transaction, approximately 67% of the NDS Series B ordinary shares held by the Company were exchanged for $63 per share in a mix of cash of approximately $1.5 billion and a $242 million vendor note.

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

As part of the Dow Jones acquisition, the Company assumed total debt of $378 million which consisted of: 3.875% notes due 2008 in the amount of $225 million, $131 million in commercial paper and a $22 million variable interest rate note. As of December 31, 2008, only the variable interest rate note was outstanding.

In addition, in December 2007, the Company issued approximately 8 million Class B common units of Ruby Newco, approximately 7 million stock options and approximately 500,000 restricted stock units (“RSUs”) over Class A Common Stock. The total fair value of these instruments was approximately $200 million. As of December 31, 2008, approximately 7.6 million Class B common units of Ruby Newco had been converted into shares of Class A Common Stock.

The Company believes that this acquisition will position it as a leader in the financial news and information market and will enhance its ability to adapt to future challenges and opportunities within the Newspapers and Information Services segment and across the Company’s other related business segments.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the purchase method of accounting, the total Dow Jones purchase price is allocated to Dow Jones net tangible and intangible assets based upon Dow Jones’ estimated fair value as of the date of completion of the acquisition. Based upon the purchase price and the valuation performed, the purchase price allocation is as follows (in millions):

Assets acquired:
Current assets	$339
Property, plant and equipment	577
Other assets	52
Intangible assets	2,376
Goodwill	4,261

Total assets acquired	$7,605

Liabilities assumed:
Current liabilities	$589
Deferred income taxes	640
Deferred revenue	226
Other liabilities	458
Borrowings	378

Total liabilities assumed	2,291
Minority interest in subsidiaries	165

Net assets acquired	$5,149

The Company allocated approximately $700 million to amortizable intangible assets primarily consisting of subscriber relationship intangible assets. The pattern of economic benefits to be derived from certain amortizable intangible assets is estimated to be greater in the initial period of ownership; accordingly, amortization expense is recognized on an accelerated basis over the remaining weighted-average useful life of 25 years. The Company also allocated approximately $1,700 million to trade names, which will not be amortized as they have an indefinite remaining useful life based primarily on their market position and the Company’s plans for continued indefinite use. Further, approximately $4,300 million was allocated to goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill is not being amortized in accordance with SFAS No. 142, and is not deductible for tax purposes. As part of the preliminary allocation, goodwill was included in the Other segment. Upon the completion of the final valuation in December 2008, all of the goodwill was allocated to the Newspapers and Information Services segment. During the second quarter of fiscal 2009, the Company recorded an impairment charge relating to the Dow Jones goodwill and indefinite-lived intangible assets of $2.8 billion which is not reflected in the table above. (See Note 7—Goodwill, Intangible Assets and Other Long-lived Assets)

As a result of the Dow Jones acquisition, the Company established and approved plans to integrate the acquired operations into the Company’s Newspapers and Information Services segment. The cost to implement these plans consists of separation payments for certain Dow Jones executives under the change in control plan Dow Jones had previously established, non-cancelable lease commitments and lease termination charges for leased facilities that will be exited and other contract termination costs associated with the restructuring activities. During the six months ended December 31, 2008, the Company recorded additional amounts relating to separation payments and non-cancelable lease commitments as purchase accounting adjustments.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the plan liabilities were as follows (in millions):

	For the three months ended December 31,		For the six months ended December 31,
	2008	2007	2008	2007
	(in millions)
Beginning of period	$168	$—	$180	$—
Additions	25	150	40	150
Payments	(22)	—	(49)	—

End of period	$171	$150	$171	$150

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

Note 3—Receivables, net

Receivables, net consisted of:

	At December 31, 2008	At June 30, 2008
	(in millions)
Total receivables	$8,485	$8,538
Allowance for returns and doubtful accounts	(1,178)	(1,089)

Total receivables, net	7,307	7,449
Less: current receivables, net	6,904	6,985

Non-current receivables, net	$403	$464

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Inventories, net

The Company’s inventories were comprised of the following:

	At December 31, 2008	At June 30, 2008
	(in millions)
Programming rights	$3,171	$2,645
Books, DVDs, paper and other merchandise	481	510
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	589	475
Completed, not released	56	102
In production	795	806
In development or preproduction	69	54

	1,509	1,437

Television productions:
Released (including acquired libraries)	574	469
In production	331	256
In development or preproduction	—	2

	905	727

Total filmed entertainment costs, less accumulated amortization (a)	2,414	2,164

Total inventories, net	6,066	5,319
Less: current portion of inventories, net (b)	2,753	2,255

Total non-current inventories, net	$3,313	$3,064

(a)

Does not include $506 million and $522 million of net intangible film library costs as of December 31, 2008 and June 30, 2008, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheets.

(b)	Current inventory as of December 31, 2008 and June 30, 2008 was comprised of programming rights ($2,304 million and $1,781 million, respectively), books, DVDs, paper and other merchandise.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Investments

The Company’s investments were comprised of the following:

		Ownership Percentage	At December 31, 2008	At June 30, 2008
			(in millions)
Equity method investments:
British Sky Broadcasting Group plc (1)	U.K. DBS operator	39%	$813	$977
Sky Network Television Ltd. (1)	New Zealand media company	44%	267	352
Premiere AG (1)	German pay-TV operator	25%	137	673
Other equity method investments		various	702	766
Fair value of available-for-sale investments		various	83	136
Other investments		various	366	380

			$2,368	$3,284

(1)

The market value of the Company’s investment in British Sky Broadcasting Group plc (“BSkyB”), Sky Network Television Ltd. and Premiere AG (“Premiere”) was $4,722 million, $382 million and $151 million at December 31, 2008, respectively.

On October 2, 2008, Premiere announced guidance on its earnings before interest, taxes and depreciation (“EBITDA”) indicating results substantially below prior guidance for calendar 2008. Premiere also announced that it had adopted a new classification of subscribers at September 30, 2008. The day after this announcement, Premiere experienced a significant decline in its market value. As a result of this decline, the Company’s carrying value in Premiere exceeded its market value based upon Premiere’s closing share price of €4.38 on October 3, 2008. The Company believes that this decline is not temporary based on the assessment described below and, accordingly, recorded an impairment charge of $422 million representing the difference between the Company’s carrying value and the market value which was included in Equity earnings (losses) of affiliates in the Company’s unaudited consolidated statements of operations for the six months ended December 31, 2008.

In determining if the decline in Premiere’s market value was other-than-temporary, the Company considered a number of factors: (1) the financial condition, operating performance and near term prospects of Premiere; (2) the reason for the decline in Premiere’s fair value; (3) analysts’ ratings and estimates of 12 month share price targets for Premiere; and (4) the length of time and the extent to which Premiere’s market value had been less than the carrying value of the Company’s investment.

Due to the volatility of Premiere’s common stock, the Company will continue to monitor this investment for possible future impairment.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	At December 31, 2008	At June 30, 2008
	(in millions)
Cost basis of available-for-sale investments	$28	$28
Accumulated gross unrealized gain	57	108
Accumulated gross unrealized loss	(2)	—

Fair value of available-for-sale investments	$83	$136

Deferred tax liability	$19	$37

Fiscal Year 2009 Acquisitions, Disposals and Other Transactions

In August 2008, the Company entered into an agreement providing for the restructuring of the Company’s content acquisition agreements with Balaji Telefilms Ltd (“Balaji”), as well as providing Balaji’s controlling shareholder with a right to purchase the Company’s equity stake in Balaji that must be exercised by January 15, 2009. The exercise period for the right could be extended to April 15, 2009 if certain circumstances existed as of January 15, 2009; however, as of January 15, 2009, such circumstances had not occurred and the Company had not received notice from Balaji’s controlling shareholder of its intent to exercise its right to acquire the Company’s stake.

In December 2008, the Company entered into an agreement with Premiere and the bank syndicate of Premiere to provide Premiere with a new financing structure, pursuant to which the Company agreed to backstop capital increases intended to provide Premiere with gross equity proceeds of €450 million. The first equity capital increase was structured as a rights issue and was completed in January 2009. In the first equity capital increase, the Company purchased additional shares of Premiere for approximately $33 million.

A second equity capital increase is intended to raise an additional amount such that Premiere will receive total gross proceeds of €450 million from the two equity capital increases. The second equity capital increase will also be structured as a rights issue and is expected to close in the second quarter of calendar 2009. The Company has agreed to backstop the second capital increase, subject to certain conditions, including the availability of the new long-term bank facilities and an exemption from the Federal Financial Supervisory Office (“BaFin”) from the requirement to make a mandatory public offer for Premiere in the event the Company’s equity share in Premiere reaches or exceeds 30 percent. BaFin granted this exemption on January 30, 2009. The Company’s commitment is also conditional on approval of the second capital increase by an extraordinary meeting of Premiere shareholders which is planned for February 26, 2009, as well as certain customary closing conditions including no material adverse change in the business. The Company has no commitment to Premiere beyond this backstop of the second capital increase.

As of January 30, 2009, the Company’s ownership percentage in Premiere was 29%.

Fiscal Year 2008 Acquisitions, Disposals and Other Transactions

In March 2008, the Company and its joint venture partner completed a series of transactions and sold its entire interest in the cable systems in Taiwan, in which the Company maintained a minority interest ownership, to third parties for aggregate cash consideration of approximately $360 million. The Company recognized pre-tax gains totaling approximately $133 million on the sales included in Other, net in the consolidated statements of operations in fiscal 2008, of which $102 million was recognized in the six months ended December 31, 2007.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective September 30, 2007, National Geographic Television gave the Company control over National Geographic Channel US (“NGC US”) in which the Company has a 67% equity interest. Accordingly, the results of NGC US are included in the Company’s consolidated results of operations beginning October 1, 2007.

During the six months ended December 31, 2007, the Company acquired an additional 27% stake in NGC Network (UK) Limited (“NGC UK”) in exchange for a 23% interest in NGC Network International LLC (“NGC International”) and a 14% interest in NGC Network Latin America LLC (“NGC Latin America”). As a result of this transaction, the Company owns 52% of NGC International, NGC Latin America and NGC UK. In January 2007, the Company obtained operating control over NGC International and NGC Latin America and has included their results in the Company’s consolidated results of operations since January 2007. Beginning in the six months ended December 31, 2007, the Company has included the operating results of NGC UK in the Company’s consolidated results.

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

The table below presents information about financial assets and liabilities carried at fair value on a recurring basis as of December 31, 2008:

Description	Total as of December 31, 2008	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities (1)	$83	$83	$—	$—
Liabilities
Derivatives (2)	(22)	—	(20)	(2)
Minority Interest Liability
Minority put arrangements (3)	(222)	—	—	(222)

Total	$(161)	$83	$(20)	$(224)

(1)	See Note 5—Investments
(2)

Represents derivatives associated with the Company’s exchangeable securities, foreign exchange forward contracts designated as hedges and other financial instruments. As of December 31, 2008, fair value in warrants related to the TOPrS of approximately $3 million was included in non-current liabilities. The fair value of foreign exchange forward contracts and of other financial instruments were approximately $17 million and $2 million, respectively, as of December 31, 2008.

(3)

The Company accounts for the minority put arrangements in accordance with Emerging Issues Task Force (“EITF”) Topic D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”) because their exercise is outside the control of the Company and, accordingly, as of December 31, 2008, has included the fair value of the put rights in minority interest in subsidiaries in the unaudited consolidated

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balance sheets. The majority of the minority put arrangements recorded at fair value are a put arrangement held by the minority shareholder in one of the Company’s majority-owned Regional Sports Networks (“RSN”) and a put right held by the minority stockholders of Media Support Services Limited (“MSS”), a majority-owned subsidiary of the Company.

The fair value of the minority shareholder’s put right in the Company’s RSN was determined by using a discounted earnings before interest, taxes, depreciation and amortization valuation model, assuming a 10% compounded annual growth rate and an 8% discount rate.

The fair value of the minority stockholders’ put right in MSS was determined using an operating income before depreciation and amortization multiple.

The following table reconciles the beginning and ending balances of liabilities classified as Level 3 measurements and identifies the net income (losses) the Company recognized during the six months ended December 31, 2008 on such assets and liabilities:

(in millions)	For the six months ended December 31, 2008
Beginning of period	$(238)
Total gains (losses) included in net income	6
Purchases, distributions, other	8

End of period	$(224)

Note 7—Goodwill, Intangible Assets and Other Long-lived Assets

In accordance with SFAS No. 142, the Company’s goodwill and indefinite-lived intangible assets, which primarily consist of Federal Communications Commission (“FCC”) licenses, are reviewed annually for impairment or earlier if events occur or circumstances change that would more likely than not reduce the fair value of the Company’s goodwill and indefinite-lived intangible assets below their carrying amount. During the three months ended December 31, 2008, the Company performed an interim impairment review because the Company believed events had occurred and circumstances had changed that would more likely than not reduce the fair value of the Company’s goodwill and indefinite-lived intangible assets below their carrying amounts. These events included: (a) the continued decline of the price of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”) and Class B common stock, par value $0.01 per share (“Class B Common Stock”); (b) the reduced growth in advertising revenues; (c) the decline in the operating profit margins in some of the Company’s advertising-based businesses; and (d) the decline in the valuations of television stations, newspapers and other advertising-based companies as determined by the current trading values of these companies.

The Company’s goodwill impairment review is determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit by primarily using a discounted cash flow analysis and market-based valuation approach methodologies. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. The cash flows employed in the analyses are based on the Company’s estimated outlook and various growth rates have been assumed for years beyond the long-term business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. In

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators, such as comparable company public trading values. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment review is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment review is required to be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment review compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The Company performed an impairment review consisting of a comparison of the estimated fair value of FCC licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method, assuming a hypothetical start-up scenario for a broadcast station in each of the markets the Company operates in. The significant assumptions used were the discount rate and terminal growth rates and operating margins, as well as industry data on future advertising revenues in the markets where the Company owns television stations. These assumptions are based on actual historical performance in each market and estimates of future performance at each market. These assumptions take into account the recent weakening of advertising markets that have affected both the national and local markets in which the Company’s stations operate.

The assumptions noted above take into account the weakening of the economies in which the Company’s businesses operate, which the Company expects will continue during at least the remainder of fiscal 2009. The assumptions have been adjusted since the Company’s annual impairment review conducted in fiscal 2008 to reflect the weakened global economies and, in particular, the advertising markets. Accordingly, the market growth rates and operating profit margin assumptions were lowered to reflect the current general economic trends in the markets where the Company’s businesses operate. The potential increase in the goodwill impairment charge resulting from a 10% adverse change in the estimated value of the impaired reporting units would be approximately $900 million. The potential increase in the FCC licenses impairment charge resulting from a 10% adverse change in the assumptions above would be approximately $480 million.

As a result of this impairment review, the Company recorded a non-cash impairment charge of approximately $8.4 billion in the three and six months ended December 31, 2008. The charge consisted of a write-down of the Company’s indefinite-lived intangibles (primarily FCC licenses) of $4.6 billion, a write-down of $3.6 billion of goodwill and a write-down of Newspapers and Information Services fixed assets of $185 million in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result of the continued adverse economic conditions in the markets in which the Company conducts business, the Company will continue to monitor its goodwill, indefinite-lived intangible assets and long-lived assets for possible future impairment.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS No. 142, the carrying values of the Company’s intangible assets and related accumulated amortization were as follows:

	Weighted average useful lives	As of December 31, 2008	As of June 30, 2008
		(in millions)
FCC licenses	Indefinite-lived	$2,404	$7,015
Distribution networks	Indefinite-lived	745	752
Publishing rights & imprints	Indefinite-lived	508	506
Newspaper mastheads	Indefinite-lived	2,042	2,679
Other	Indefinite-lived	1,355	1,369

Intangible assets not subject to amortization		7,054	12,321

Film library, net of accumulated amortization of $117 million and $101 million as of December 31, 2008 and June 30, 2008, respectively	20 years	506	522
Other intangible assets, net of accumulated amortization of $429 million and $376 million as of December 31, 2008 and June 30, 2008, respectively	3 - 25 years	1,367	1,617

Total intangibles, net		$8,927	$14,460

Intangible assets, net decreased $5.5 billion during the six months ended December 31, 2008, primarily due to non-cash impairment charges of $4.6 billion related to FCC licenses and newspaper mastheads at the Company’s Television and Newspaper and Information Services segments of $4.2 billion and $400 million, respectively. In addition, FCC licenses at the Television segment decreased an additional $430 million due to the sale of the Stations in July 2008. Also contributing to the decreases were unfavorable foreign currency translation adjustments of $369 million. (See Note 2—Acquisitions, Disposal, and Other Transactions for further discussion on the sale of the Stations)

The changes in carrying value of goodwill, by segment, were as follows:

	Balance as of June 30, 2008	Additions	Impairments	Adjustments	Balance as of December 31, 2008
	(in millions)
Filmed Entertainment	$1,071	$—	$—	$—	$1,071
Television	3,326	—	(376)	(217)	2,733
Cable Network Programming	5,071	2	—	(35)	5,038
Direct Broadcast Satellite Television	689	—	—	(73)	616
Magazines & Inserts	257	—	—	—	257
Newspapers and Information Services	5,824	7	(2,424)	(375)	3,032
Book Publishing	2	1	—	—	3
Other	2,380	45	(821)	18	1,622

Total goodwill	$18,620	$55	$(3,621)	$(682)	$14,372

Goodwill balances decreased $4.2 billion during the six months ended December 31, 2008. This decrease was primarily due to non-cash impairment charges taken during the six months ended December 31, 2008 in the amount of $3.6 billion. The impairments at the Television and Newspapers and Information Services segments were due to a decline in the advertising-based businesses and lower projected growth. The Other segment

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment was due to higher valuations assigned to recent acquisitions, principally IGN, Photobucket and Jamba, that can no longer be sustained due to the decline in advertising-based businesses and the expected decline in future revenues. Also contributing to this decrease was foreign currency translation adjustments of $580 million and a reduction of $217 million at the Television segment due to the sale of the Stations in July 2008. The finalization of purchase price allocation and new acquisitions offset the decreases in goodwill by $170 million.

Note 8—Stockholders’ Equity

Dividends

The Company declared a dividend of $0.06 per share on both its Class A Common Stock and its Class B Common Stock in the three months ended September 30, 2008, which was paid in October 2008 to stockholders of record on September 10, 2008. The total aggregate dividend paid to stockholders in October 2008 was approximately $154 million.

Note 9—Equity Based Compensation

The following table summarizes the Company’s equity-based compensation transactions:

	For the three months ended December 31,		For the six months ended December 31,
	2008	2007	2008	2007
	(in millions)		(in millions)
Equity-based compensation	$33	$34	$82	$72

Cash received from exercise of equity-based compensation	$—	$27	$3	$56

Total intrinsic value of stock options exercised	$—	$18	$1	$42

At December 31, 2008, the Company’s total compensation cost related to non-vested stock options, RSUs and stock appreciation rights not yet recognized for all plans was approximately $252 million, the majority of which is expected to be recognized over the next three fiscal years. Compensation expense on all equity-based awards is recognized on a straight-line basis over the vesting period of the entire award.

Stock options exercised during the six months ended December 31, 2008 and 2007 resulted in the Company’s issuance of approximately 0.2 million and 3.7 million shares of Class A Common Stock, respectively. The Company recognized a tax benefit on stock options exercised of $0.3 million and $9.4 million for the six months ended December 31, 2008 and 2007, respectively.

During the six months ended December 31, 2008, the Company issued 10 million RSUs. These RSUs will be settled in shares of Class A Common Stock upon vesting, except for approximately 1.9 million RSUs that will be settled in cash. RSUs granted to executive directors and certain awards granted to employees in certain foreign locations are settled in cash. At December 31, 2008 and June 30, 2008, the liability for cash-settled RSUs was $53 million and $80 million, respectively.

During the six months ended December 31, 2008 and 2007, approximately 8.3 million and 5.3 million RSUs vested, respectively, of which approximately 6.7 million and 4.6 million, respectively, were settled in Class A Common Stock, before statutory tax withholdings, and the remaining RSUs were settled in cash. The Company recognized a tax (expense) benefit on vested RSUs of $(6) million and $5 million for the six months ended December 31, 2008 and 2007, respectively.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Commitments and Guarantees

Commitments

Other than as previously disclosed in these notes to the Company’s unaudited consolidated financial statements, the Company’s commitments have not changed significantly from disclosures included in the 2008 Form 10-K.

Guarantees

Other than as previously disclosed in these notes to the Company’s unaudited consolidated financial statements, the Company’s guarantees have not changed significantly from disclosures included in the 2008 Form 10-K.

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

On October 20, 2008, Echostar and NDS filed applications requesting that the court award them attorneys’ fees and costs. On December 4, 2008, the court awarded fees and costs to Echostar of $17,263,602.57 and fees to NDS of $8,968,118.90. Because NDS believes that the court erred in awarding fees and costs to Echostar and in

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

declining to award additional fees and costs to NDS, NDS appealed the court’s awards to the United States Court of Appeals for the Ninth Circuit on January 5, 2009. NDS’s opening appeal brief is currently due on June 22, 2009. At this time, the court has not set a date for oral argument, if any.

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

On January 21, 2009, Sogecable and NDS filed a stipulated dismissal with prejudice of all claims. This terminated the litigation.

Intermix

FIM Transaction

On August 26, 2005 and August 30, 2005, two purported class action lawsuits captioned, respectively, Ron Sheppard v. Richard Rosenblatt et. al., and John Friedmann v. Intermix Media, Inc. et al , were filed in the California Superior Court, County of Los Angeles. Both lawsuits named as defendants all of the then incumbent members of the Intermix Board, including Mr. Rosenblatt, Intermix’s former Chief Executive Officer, and certain entities affiliated with VantagePoint Venture Partners (“VantagePoint”), a former major Intermix stockholder. The complaints alleged that, in pursuing the transaction whereby Intermix was to be acquired by FIM (the “FIM Transaction”) and approving the related merger agreement, the director defendants breached their fiduciary duties to Intermix stockholders by, among other things, engaging in self-dealing and failing to obtain the highest price reasonably available for Intermix and its stockholders. The complaints further alleged that the merger agreement resulted from a flawed process and that the defendants tailored the terms of the merger to advance their own interests. The FIM Transaction was consummated on September 30, 2005. The Friedmann and Sheppard lawsuits were subsequently consolidated and, on January 17, 2006, a consolidated amended complaint was filed (the “Intermix Media Shareholder Litigation”). The plaintiffs in the consolidated action sought various forms of declaratory relief, damages, disgorgement and fees and costs. On March 20, 2006, the court ordered that

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

substantially identical claims asserted in a separate state action filed by Brad Greenspan, captioned Greenspan v. Intermix Media, Inc., et al. , be severed and related to the Intermix Media Shareholder Litigation . The defendants filed demurrers seeking dismissal of all claims in the Intermix Media Shareholder Litigation and the severed Greenspan claims. On October 6, 2006, the court sustained the demurrers without leave to amend. On December 13, 2006, the court dismissed the complaints and entered judgment for the defendants. Greenspan and plaintiffs in the Intermix Media Shareholder Litigation filed notices of appeal. The Court of Appeal heard arguments on the fully briefed appeal on October 23, 2008. On November 11, 2008, the Court of Appeal issued an unpublished opinion affirming Judge Kuhl’s dismissal on all counts. On December 19, 2008, shareholder appellants filed a Petition for Review with the California Supreme Court. After the lower court sustained the demurrers in the Intermix Media Shareholder Litigation, co-counsel for certain of plaintiffs moved for an award of attorney’s fees and costs under a common law substantial benefit theory. On October 4, 2007, the court granted the motion and denied defendants’ application to tax costs. After defendants filed a notice of appeal, the matter was resolved.

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

On June 14, 2006, a purported class action lawsuit, captioned Jim Brown v. Brett C. Brewer, et al., was filed against certain former Intermix directors and officers in the United States District Court for the Central District of California. The plaintiff asserted claims for alleged violations of Section 14a of the Exchange Act and SEC Rule 14a-9, as well as control person liability under Section 20a. The plaintiff alleged that certain defendants disseminated false and misleading definitive proxy statements on two occasions: one on December 30, 2003 in connection with the shareholder vote on January 29, 2004 on the election of directors and ratification of financing transactions with certain entities of VantagePoint, and another on August 25, 2005 in connection with the shareholder vote on the FIM Transaction. The complaint named as defendants certain VantagePoint related entities, the former general counsel and the members of the Intermix Board who were incumbent on the dates of the respective proxy statements. Intermix was not named as a defendant, but has certain indemnity obligations to

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the former officer and director defendants in connection with these claims and allegations. On August 25, 2006, plaintiff amended his complaint to add certain investment banks (the “Investment Banks”) as defendants. Intermix has certain indemnity obligations to the Investment Banks as well. Plaintiff amended his complaint again on September 27, 2006, which defendants moved to dismiss. On February 9, 2007, the case was transferred to Judge George H. King, the judge assigned to the LeBoyer action, on the grounds that it raises substantially related questions of law and fact as LeBoyer, and would entail substantial duplication of labor if heard by different judges. On June 11, 2007, Judge King ordered the Brown case be consolidated with the LeBoyer action, ordered plaintiffs’ counsel to file a consolidated first amended complaint, and further ordered the parties to file a joint brief on defendants’ contemplated motion to dismiss the consolidated first amended complaint. On July 11, 2007, plaintiffs filed the consolidated first amended complaint, which defendants moved to dismiss. By order dated January 17, 2008, Judge King granted defendants’ motion to dismiss the 2003 proxy claims (concerning VantagePoint transactions) and the 2005 proxy claims (concerning the FIM Transaction), as well as a claim against the VantagePoint entities alleging unjust enrichment. The court found it unnecessary to rule on dismissal of the remaining claims, which are related to the 2005 FIM Transaction, because the dismissal disposed of those claims. On February 8, 2008, plaintiffs filed a consolidated Second Amended Complaint, which defendants moved to dismiss on February 28, 2008. By order dated July 15, 2008, the court granted in part and denied in part defendants’ motion to dismiss. The 2003 claims and the Investment Banks were dismissed with prejudice. The Section 14a and Section 20a, as well as the breach of fiduciary duty claims related to the FIM Transaction, remain against the officer and director defendants and the VantagePoint defendants. On October 6, 2008, defendants filed a partial motion for summary judgment seeking dismissal of the Section 14a, Section 20 and state law disclosure claims. On November 10, 2008, Judge King denied the motion without prejudice. On November 14, 2008, plaintiff filed a motion for class certification to which defendants filed their opposition on January 14, 2009. Plaintiff’s reply brief is due February 13, 2009. No hearing has been set on this motion. The judge indicated in his scheduling order that he would be taking the matter under submission unless he gave further notice. Discovery is proceeding. No trial date has been set yet.

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

Prior to dismissing his derivative lawsuit, in August 2005, Mr. Greenspan filed another complaint in Los Angeles Superior Court against the same defendants. The complaint, for breach of fiduciary duty, included

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

substantially the same allegations made by Mr. Greenspan in the above-referenced lawsuit. Mr. Greenspan further alleged that defendants’ actions have, with the FIM Transaction, culminated in the loss of Mr. Greenspan’s interest in Intermix for a cash payment allegedly below its value. On October 31, 2005, the defendants filed motions seeking dismissal of the lawsuit on the grounds that the complaint failed to state any cause of action. Instead of responding to these motions, Mr. Greenspan filed an amended complaint on February 21, 2006, in which Mr. Greenspan omitted certain previously named defendants and added two other former directors as defendants. In this amended complaint, Mr. Greenspan asserted seven causes of action. The first two causes of action, for intentional interference with prospective economic advantage and violation of California’s Business Professions Code section 17200, generally related to Intermix’s decision to consummate its Series C Preferred Stock financing with VantagePoint in October 2003 and allege that Mr. Greenspan was “forced” to resign. The third through sixth causes of action asserted various claims for breach of fiduciary duty related to the FIM Transaction and substantially mirrored the allegations in the Intermix Media Shareholder Litigation. By Order of March 20, 2006, the court ordered that Mr. Greenspan’s claims based on the FIM Transaction be severed from the rest of his complaint and coordinated with the claims asserted in the Intermix Media Shareholder Litigation. Mr. Greenspan asserted a seventh cause of action against Intermix for indemnification. In his amended complaint, Mr. Greenspan sought compensatory and consequential damages, punitive damages, fees and costs, injunctive relief and other remedies. Motions to dismiss the first six causes of action were filed and, on October 6, 2006, granted without leave to amend. On November 21, 2006, Mr. Greenspan dismissed with prejudice the seventh cause of action for indemnity, which was the only remaining claim and his sole cause of action against Intermix. On January 24, 2007, Mr. Greenspan filed a notice of appeal of the court’s October 6, 2006 ruling. The Court of Appeal heard arguments on the fully briefed appeal on October 23, 2008. On November 11, 2008, the Court of Appeal issued an unpublished opinion affirming Judge Kuhl’s dismissal on all counts. As noted above, the shareholder-plaintiffs, but not Greenspan, filed a Petition for Review with the California Supreme Court on December 19, 2008.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

America’s motion and dismissed the nine state law claims. The parties are engaging in discovery, which has been combined with the California and Michigan state cases discussed below.

Discovery has been completed in the federal action. The parties have exchanged expert reports and have filed summary judgment motions. No hearing date has been set for the summary judgment motions. The federal court has set a jury trial commencement date in April 2009.

On March 9, 2007, Valassis filed a two-count complaint in Michigan state court against News America. That complaint, which was based on the same factual allegations as the federal complaint discussed above, alleged that News America tortiously interfered with Valassis’ business relationships and that News America unfairly competed with Valassis. The complaint sought injunctive relief, damages, fees and costs. On May 4, 2007, News America filed a motion to dismiss or, in the alternative stay, that complaint. On August 14, 2007, the Court denied the motion. On July 7, 2008, Valassis filed an Amended Complaint alleging the same causes of action, based on essentially the same factual allegations and seeking the same relief. News America moved to dismiss the Amended Complaint and on October 10, 2008, the Court denied the motion. The parties have completed discovery, which was combined with the federal case discussed above and the California state case discussed below. The trial scheduled to begin on January 12, 2009 was postponed to a date in May 2009. The court denied News America’s motion for summary judgment in January 2009.

On March 12, 2007, Valassis filed a three-count complaint in California state court against News America. That complaint, which is based on the same factual allegations as the federal complaint discussed above, alleges that News America has violated the Cartwright Act (California’s state antitrust law) by unlawfully tying its FSI products to its in-store products, has violated California’s Unfair Practices Act by predatorily pricing its FSI products, and has unfairly competed with Valassis. Valassis’ California complaint seeks injunctive relief, damages, fees and costs. On May 4, 2007, News America filed a motion to dismiss or, in the alternative stay, that complaint. On June 28, 2007, the court issued a tentative ruling denying the motion and reassigned the case to the Complex Litigation Program. On July 19, 2007, the court denied the motion. The parties are engaging in discovery, which has been combined with the federal case and Michigan state cases discussed above. The trial is set to begin August 17, 2009.

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

The Company’s operations are subject to tax in various domestic and international jurisdictions and as a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. During the next twelve months it is reasonably possible that a change will occur in the accrual for uncertain tax positions due to the completion of the audits in progress. While it is reasonably possible that the accrual for uncertain tax

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

positions may change within twelve months of December 31, 2008 and that such change could potentially be material, due to the uncertainty of the potential outcomes, the Company is unable to provide an estimated range for the change in accrual at this time. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters that it can estimate at this time and does not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

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

The components of net periodic benefit costs were as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended December 31,
	2008	2007	2008	2007
	(in millions)
Service cost benefits earned during the period	$18	$21	$2	$1
Interest costs on projected benefit obligation	41	35	5	2
Expected return on plan assets	(38)	(40)	—	—
Amortization of deferred losses	4	4	—	—
Other	1	—	(1)	(1)

Net periodic costs	$26	$20	$6	$2

Cash contributions	$13	$6	$4	$2

	For the six months ended December 31,
	2008	2007	2008	2007
	(in millions)
Service cost benefits earned during the period	$38	$42	$4	$2
Interest costs on projected benefit obligation	84	70	10	4
Expected return on plan assets	(77)	(80)	—	—
Amortization of deferred losses	8	8	—	1
Other	1	—	(5)	(3)

Net periodic costs	$54	$40	$9	$4

Cash contributions	$32	$12	$8	$4

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measures are segment Operating income (loss), Adjusted operating income (loss) and Adjusted operating income (loss) before depreciation and amortization.

Adjusted operating income (loss) is defined as Operating income (loss) plus impairment charges and eliminates the variable effect across all business segments of the non-cash impairment charges recorded in the six months ended December 31, 2008. An impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset.

Adjusted operating income (loss) before depreciation and amortization is defined as Adjusted operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments and eliminates the variable effect across all business segments of depreciation and amortization. Depreciation and amortization expense includes the depreciation of property and equipment, as well as amortization of finite-lived intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

term of a carriage arrangement and, as such, it is excluded from Adjusted operating income (loss) before depreciation and amortization.

Adjusted operating income (loss) and Adjusted operating income (loss) before depreciation and amortization are non-GAAP measures and should be considered in addition to, not as a substitute for, Operating income (loss), net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. In addition, these measures do not reflect cash available to fund requirements, and these measures exclude items, such as impairment charges, depreciation and amortization, which are significant components in assessing the Company’s financial performance.

Management believes that Adjusted operating income (loss) and Adjusted operating income (loss) before depreciation and amortization is an appropriate measure for evaluating the operating performance of the Company’s business segments. Adjusted operating income (loss) and Adjusted operating income (loss) before depreciation and amortization provides management, investors and equity analysts a measure to analyze operating performance of each of the Company’s business segments and its enterprise value against historical data and competitors’ data, although historical results, including Adjusted operating income (loss) before depreciation and amortization, may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).

	For the three months ended December 31,		For the six months ended December 31,
	2008	2007	2008	2007
	(in millions)		(in millions)
Revenues:
Filmed Entertainment	$1,485	$1,976	$2,744	$3,558
Television	1,269	1,530	2,243	2,675
Cable Network Programming	1,358	1,236	2,667	2,338
Direct Broadcast Satellite Television	922	955	1,891	1,702
Magazines and Inserts	284	273	543	537
Newspapers and Information Services	1,505	1,416	3,210	2,660
Book Publishing	305	406	620	736
Other	743	798	1,462	1,451

Total revenues	$7,871	$8,590	$15,380	$15,657

Operating income (loss):
Filmed Entertainment	$112	$403	$363	$765
Television	18	245	72	428
Cable Network Programming	428	337	807	626
Direct Broadcast Satellite Television	10	62	175	110
Magazines and Inserts	86	85	154	164
Newspapers and Information Services	179	196	313	289
Book Publishing	23	67	26	103
Other	(38)	23	(139)	(20)

Total adjusted operating income	818	1,418	1,771	2,465
Impairment charges	(8,444)	—	(8,444)	—

Total operating (loss) income	$(7,626)	$1,418	$(6,673)	$2,465

Equity earnings (losses) of affiliates	30	(50)	(329)	196
Interest expense, net	(231)	(245)	(452)	(458)
Interest income	20	78	60	178
Other, net	(98)	187	206	187

(Loss) income before income tax expense and minority interest in subsidiaries	(7,905)	1,388	(7,188)	2,568
Income tax benefit (expense)	1,514	(520)	1,333	(934)
Minority interest in subsidiaries, net of tax	(26)	(36)	(47)	(70)

Net (loss) income	$(6,417)	$832	$(5,902)	$1,564

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity earnings (losses) of affiliates, Interest expense, net, Interest income, Other, net, Income tax benefit (expense) and Minority interest in subsidiaries are not allocated to segments as they are not under the control of segment management.

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $273 million and $253 million for the three months ended December 31, 2008 and 2007, respectively, and of approximately $443 million and $425 million for the six months ended December 31, 2008 and 2007, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profit generated primarily by the Filmed Entertainment segment of approximately $32 million and $12 million for the three months ended December 31, 2008 and 2007, respectively, and of approximately $34 million and $41 million for the six months ended December 31, 2008 and 2007, respectively, have been eliminated within the Filmed Entertainment segment.

	For the three months ended December 31, 2008
	Operating income (loss)	Impairment charges	Adjusted Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Adjusted Operating income before depreciation and amortization
	(in millions)
Filmed Entertainment	$112	$—	$112	$23	$—	$135
Television	(4,539)	4,557	18	23	—	41
Cable Network Programming	428	—	428	28	19	475
Direct Broadcast Satellite Television	10	—	10	56	—	66
Magazines and Inserts	86	—	86	3	—	89
Newspapers and Information Services	(2,876)	3,055	179	76	—	255
Book Publishing	23	—	23	2	—	25
Other	(870)	832	(38)	72	—	34

Total	$(7,626)	$8,444	$818	$283	$19	$1,120

	For the three months ended December 31, 2007
	Operating income	Depreciation and amortization	Amortization of cable distribution investments	Operating income before depreciation and amortization
	(in millions)
Filmed Entertainment	$403	$21	$—	$424
Television	245	25	—	270
Cable Network Programming	337	19	23	379
Direct Broadcast Satellite Television	62	54	—	116
Magazines and Inserts	85	2	—	87
Newspapers and Information Services	196	105	—	301
Book Publishing	67	2	—	69
Other	23	59	—	82

Total	$1,418	$287	$23	$1,728

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the six months ended December 31, 2008
	Operating income (loss)	Impairment charges	Adjusted Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Adjusted Operating income before depreciation and amortization
	(in millions)
Filmed Entertainment	$363	$—	$363	$46	$—	$409
Television	(4,485)	4,557	72	45	—	117
Cable Network Programming	807	—	807	57	42	906
Direct Broadcast Satellite Television	175	—	175	116	—	291
Magazines and Inserts	154	—	154	5	—	159
Newspapers and Information Services	(2,742)	3,055	313	166	—	479
Book Publishing	26	—	26	4	—	30
Other	(971)	832	(139)	140	—	1

Total	$(6,673)	$8,444	$1,771	$579	$42	$2,392

	For the six months ended December 31, 2007
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income before depreciation and amortization
	(in millions)
Filmed Entertainment	$765	$42	$—	$807
Television	428	49	—	477
Cable Network Programming	626	39	35	700
Direct Broadcast Satellite Television	110	104	—	214
Magazines and Inserts	164	4	—	168
Newspapers and Information Services	289	244	—	533
Book Publishing	103	4	—	107
Other	(20)	123	—	103

Total	$2,465	$609	$35	$3,109

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2008	At June 30, 2008
	(in millions)
Total assets:
Filmed Entertainment	$7,118	$7,122
Television (1)	8,285	13,158
Cable Network Programming	9,773	9,566
Direct Broadcast Satellite Television	2,614	2,589
Magazines and Inserts	1,341	1,328
Newspapers and Information Services (1)	8,537	12,756
Book Publishing	1,632	1,696
Other (1)	8,559	10,809
Investments	2,368	3,284

Total assets	$50,227	$62,308

Goodwill and Intangible assets, net:
Filmed Entertainment	$1,932	$1,948
Television (1)	5,137	10,342
Cable Network Programming	5,799	5,836
Direct Broadcast Satellite Television	618	691
Magazines and Inserts	1,002	1,009
Newspapers and Information Services (1)	5,738	9,334
Book Publishing	511	508
Other (1)	2,562	3,412

Total goodwill and intangibles, net	$23,299	$33,080

(1)	See Note 7—Goodwill, Intangible Assets, and Other Long-lived Assets

Note 14—Additional Financial Information

Supplemental Cash Flow Information

	For the six months ended December 31,
	2008	2007
	(in millions)
Supplemental cash flow information:
Cash paid for income taxes	$(774)	$(1,001)
Cash paid for interest	(439)	(412)
Sale of other investments	12	8
Purchase of other investments	(45)	(48)

Supplemental information on businesses acquired:
Fair value of assets acquired	237	8,204
Cash acquired	—	94
Less: Liabilities assumed	94	(2,427)
Minority interest decrease (increase)	142	(213)
Cash paid	(473)	(5,462)

Fair value of equity instruments issued to third parties	—	196
Issuance of subsidiary common units	—	165

Fair value of equity instrument consideration	$—	$31

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other, net consisted of the following:

	For the three months ended December 31,		For the six months ended December 31,
	2008	2007	2008	2007
	(in millions)		(in millions)
Gain on the sale of the Stations (a)	$—	$—	$232	$—
Loss on the sale of Polish television broadcaster (a)	(100)	—	(100)	—
Gain on the sale of China Network Systems (b)	—	—	—	102
Change in fair value of exchangeable securities and other financial instruments (c)	14	189	76	102
Other	(12)	(2)	(2)	(17)

Total Other, net	$(98)	$187	$206	$187

(a)	See Note 2—Acquisitions, Disposals and Other Transactions
(b)	See Note 5—Investments
(c)

The Company has certain outstanding exchangeable debt securities which contain embedded derivatives. Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), these embedded derivatives require separate accounting and, as such, changes in their fair value are recognized in Other, net. A significant variance in the price of underlying stock could have a material impact on the consolidated operating results of the Company.

Note 15—Subsequent Events

In December 2008, the Company entered into an agreement with Premiere and the bank syndicate of Premiere to provide Premiere with a new financing structure, pursuant to which the Company agreed to backstop capital increases intended to provide Premiere with gross equity proceeds of €450 million. The first equity capital increase was structured as a rights issue and was completed in January 2009. In the first equity capital increase, the Company purchased additional shares of Premiere for approximately $33 million.

A second equity capital increase is intended to raise an additional amount such that Premiere will receive total gross proceeds of €450 million from the two equity capital increases. The second equity capital increase will also be structured as a rights issue and is expected to close in the second quarter of calendar 2009. The Company has agreed to backstop the second capital increase, subject to certain conditions, including the availability of the new long-term bank facilities and an exemption from BaFin from the requirement to make a mandatory public offer for Premiere in the event the Company’s equity share in Premiere reaches or exceeds 30 percent. BaFin granted this exemption on January 30, 2009. The Company’s commitment is also conditional on approval of the second capital increase by an extraordinary meeting of Premiere shareholders which is planned for February 26, 2009, as well as certain customary closing conditions including no material adverse change in the business. The Company has no commitment to Premiere beyond this backstop of the second capital increase.

As of January 30, 2009, the Company’s ownership percentage in Premiere was 29%.

In January 2009, the Company and Asianet TV Holdings Private Limited (“Asianet”) formed a joint venture to provide general entertainment channels in Southern India. The Company paid approximately $235 million for a controlling interest in four of Asianet’s channels which were combined with one of the Company’s existing channels. The Company has a majority interest in this new venture and, accordingly, will consolidate the results beginning in January 2009.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 5, 2009, the Company, two newly incorporated subsidiaries of funds advised by Permira Advisers LLP (the “Permira Newcos”) and the Company’s majority owned, publicly held subsidiary, NDS Group plc (“NDS”) completed a transaction pursuant to which all issued and outstanding shares of NDS Series A ordinary shares, including those represented by American Depositary Shares traded on The NASDAQ Stock Market, were acquired for per-share consideration of $63 in cash. NDS will cease to be a public company as a result of the transaction and the Permira Newcos and the Company will own approximately 51% and 49% of NDS, respectively. As part of the transaction, approximately 67% of the NDS Series B ordinary shares held by the Company were exchanged for $63 per share in a mix of cash of approximately $1.5 billion and a $242 million vendor note.

A dividend of $0.06 per share of Class A Common Stock and Class B Common Stock has been declared and is payable on April 15, 2009. The record date for determining dividend entitlements is March 11, 2009.

Note 16—Supplemental Guarantor Information

In May 2007, News America Incorporated (“NAI”), a subsidiary of the Company, entered into a credit agreement (the “Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein (the “Lenders”), Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent. The Credit Agreement provides a $2.25 billion unsecured revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit. NAI may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.08% regardless of facility usage. The Company pays interest for borrowings and letters of credit at LIBOR plus 0.27%. The Company pays an additional fee of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. The maturity date is in May 2012, however, NAI may request that the Lenders’ commitments be renewed for up to two additional one year periods.

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

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of NAI, the Company and the subsidiaries of the Company and the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statement of Operations

For the six months ended December 31, 2008

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$3	$—	$15,377	$—	$15,380
Expenses	170	—	21,883	—	22,053

Operating (loss) income	(167)	—	(6,506)	—	(6,673)

Other income (expense):
Equity (losses) earnings of affiliates	2	—	(331)	—	(329)
Interest expense, net	(740)	(531)	(143)	962	(452)
Interest income	203	—	819	(962)	60
Earnings (losses) from subsidiary entities	755	(5,300)	—	4,545	—
Other, net	(43)	(71)	320	—	206

(Loss) income before income tax expense and minority interest in subsidiaries	10	(5,902)	(5,841)	4,545	(7,188)
Income tax benefit (expense)	(2)	—	1,083	252	1,333
Minority interest in subsidiaries, net of tax	—	—	(47)	—	(47)

Net (loss) income	$8	$(5,902)	$(4,805)	$4,797	$(5,902)

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

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Balance Sheet

At December 31, 2008

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Assets:
Current assets:
Cash and cash equivalents	$1,620	$—	$2,001	$—	$3,621
Receivables, net	25	—	6,879	—	6,904
Inventories, net	—	—	2,753	—	2,753
Other	12	—	545	—	557

Total current assets	1,657	—	12,178	—	13,835

Non-current assets:
Receivables	1	—	402	—	403
Inventories, net	—	—	3,313	—	3,313
Property, plant and equipment, net	64	—	5,810	—	5,874
Intangible assets, net	—	—	8,927	—	8,927
Goodwill	—	—	14,372	—	14,372
Other	255	—	880	—	1,135
Investments
Investments in associated companies and other investments	78	43	2,247	—	2,368
Intragroup investments	44,537	33,644	—	(78,181)	—

Total investments	44,615	33,687	2,247	(78,181)	2,368

TOTAL ASSETS	$46,592	$33,687	$48,129	$(78,181)	$50,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings	$—	$—	$81	$—	$81
Other current liabilities	4	—	8,300	—	8,304

Total current liabilities	4	—	8,381	—	8,385
Non-current liabilities:
Borrowings	13,064	—	128	—	13,192
Other non-current liabilities	227	4	7,570	—	7,801
Intercompany	16,477	13,686	(30,163)	—	—
Minority interest in subsidiaries	—	—	852	—	852
Stockholders’ Equity	16,820	19,997	61,361	(78,181)	19,997

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,592	$33,687	$48,129	$(78,181)	$50,227

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

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statement of Cash Flows

For the six months ended December 31, 2008

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided (used in) by operating activities	$(440)	$170	$(125)	$—	$(395)

Investing and other activities:
Property, plant and equipment	(8)	—	(583)	—	(591)
Investments	(7)	(19)	(514)	—	(540)
Proceeds from sale of investments, non-current assets and business disposals	—	—	973	—	973

Net cash used in investing activities	(15)	(19)	(124)	—	(158)

Financing activities:
Borrowings	—	—	47	—	47
Repayment of borrowings	(200)	—	(55)	—	(255)
Issuance of shares	—	3	1	—	4
Repurchase of shares	—	—	—	—	—
Dividends paid	—	(154)	(23)	—	(177)
Other, net	—	—	18	—	18

Net cash used in financing activities	(200)	(151)	(12)	—	(363)

Net decrease in cash and cash equivalents	(655)	—	(261)	—	(916)
Cash and cash equivalents, beginning of period	2,275	—	2,387	—	4,662
Exchange movement on opening cash balance	—	—	(125)	—	(125)

Cash and cash equivalents, end of period	$1,620	$—	$2,001	$—	$3,621

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statement of Cash Flows

For the six months ended December 31, 2007

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$(5,397)	$241	$5,895	$—	$739

Investing and other activities:
Property, plant and equipment	(7)	—	(692)	—	(699)
Investments	—	—	(5,429)	—	(5,429)
Proceeds from sale of investments, non-current assets and business disposals	—	—	299	—	299

Net cash used in investing activities	(7)	—	(5,822)	—	(5,829)

Financing activities:
Borrowings	1,248	—	14	—	1,262
Repayment of borrowings	—	—	(132)	—	(132)
Issuance of shares	—	59	7	—	66
Repurchase of shares	—	(122)	—	—	(122)
Dividends paid	—	(178)	(8)	—	(186)
Other, net	—	—	22	—	22

Net cash provided by (used in) financing activities	1,248	(241)	(97)	—	910

Net decrease in cash and cash equivalents	(4,156)	—	(24)	—	(4,180)
Cash and cash equivalents, beginning of period	5,450	—	2,204	—	7,654
Exchange movement on opening cash balance	—	—	21	—	21

Cash and cash equivalents, end of period	$1,294	$—	$2,201	$—	$3,495

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

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2008 and 2007. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2008 and 2007. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

Television and Cable Network Programming

The Company’s U.S. television operations primarily consist of the FOX Broadcasting Company (“FOX”), MyNetworkTV, Inc. (“MyNetworkTV”) and, at December 31, 2008, the 27 television stations owned by the Company. The Company’s international television operations consist primarily of STAR Group Limited (“STAR”). The U.S. television operations derive revenues primarily from the sale of advertising. Adverse changes in general market conditions for advertising may affect revenues.

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

Generally, the Company’s cable networks, which target various demographics, derive a majority of their revenues from monthly affiliate fees received from cable television systems and direct broadcast satellite (“DBS”) operators based on the number of their subscribers. Affiliate fee revenues are net of the amortization of cable distribution investments (capitalized fees paid to a cable operator or DBS operator to facilitate the launch of a cable network). The Company defers the cable distribution investments and amortizes the amounts on a straight-line basis over the contract period. Cable television and DBS are currently the predominant means of distribution of the Company’s program services in the United States. Internationally, distribution technology varies region by region.

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

The profitability of these long-term national sports contracts is based on the Company’s best estimates at December 31, 2008 of directly attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied at December 31, 2008, a loss may be recorded. Should revenues improve as compared to estimated revenues, the Company may have an improved operating profit related to the contract, which may be recognized over the estimated remaining contract term.

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

The Newspapers and Information Services segment’s advertising volume, circulation and the price of newsprint are the key variables whose fluctuations can have a material effect on the Company’s operating results and cash flow. The Company has to anticipate the level of advertising volume, circulation and newsprint prices in managing its businesses to maximize operating profit during expanding and contracting economic cycles. Newsprint is a basic commodity and its price is sensitive to the balance of supply and demand. The Company’s costs and expenses are affected by the cyclical increases and decreases in the price of newsprint. The newspapers published by the Company compete for readership and advertising with local and national newspapers and also compete with television, radio, Internet and other media alternatives in their respective markets. Competition for newspaper circulation is based on the news and editorial content of the newspaper, service, cover price and, from time to time, various promotions. The success of the newspapers published by the Company in competing with other newspapers and media for advertising depends upon advertisers’ judgments as to the most effective use of their advertising budgets. Competition for advertising among newspapers is based upon circulation levels, readership levels, reader demographics, advertising rates and advertiser results. Such judgments are based on factors such as cost, availability of alternative media, circulation and quality of readership demographics. In recent years, the newspaper industry has experienced difficulty increasing circulation volume and revenues. This is due to, among other factors, increased competition from new media formats and sources, and shifting preferences among some consumers to receive all or a portion of their news from sources other than a newspaper.

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

News Outdoor

News Outdoor sells outdoor advertising space on various media, primarily in Russia and Eastern Europe. Significant expenses associated with the News Outdoor business include site lease costs, direct production, maintenance and installation expenses, salaries, employee benefits and other routine overhead. In June 2007, the

Company announced that its intention to explore strategic options for News Outdoor in connection with News Outdoor’s continued development plans. The strategic options include, but are not limited to, exploring the opportunity to expand News Outdoor’s existing shareholder group through new strategic and private equity partners. No agreement has yet been entered into with respect to these strategic options.

Other Business Developments

In July 2008, the Company completed the sale of eight of its owned-and-operated FOX network affiliated television stations (the “Stations”) for approximately $1 billion in cash. The Stations included: WJW in Cleveland, OH; KDVR in Denver, CO; KTVI in St. Louis, MO; WDAF in Kansas City, MO; WITI in Milwaukee, WI; KSTU in Salt Lake City, UT; WBRC in Birmingham, AL; and WGHP in Greensboro, NC. In connection with the transaction, the Stations entered into new affiliation agreements with the Company to receive network programming and assumed existing contracts with the Company for syndicated programming. In addition, the Company recorded a gain of approximately $232 million in Other, net in the unaudited consolidated statements of operations for the six months ended December 31, 2008.

On February 5, 2009, the Company, two newly incorporated subsidiaries of funds advised by Permira Advisers LLP (the “Permira Newcos”) and the Company’s majority owned, publicly held subsidiary, NDS Group plc (“NDS”) completed a transaction pursuant to which all issued and outstanding shares of NDS Series A ordinary shares, including those represented by American Depositary Shares traded on The NASDAQ Stock Market, were acquired for per-share consideration of $63 in cash. NDS will cease to be a public company as a result of the transaction and the Permira Newcos and the Company will own approximately 51% and 49% of NDS, respectively. As part of the transaction, approximately 67% of the NDS Series B ordinary shares held by the Company were exchanged for $63 per share in a mix of cash of approximately $1.5 billion and a $242 million vendor note.

In October 2008, the Company purchased VeriSign Inc.’s minority share of the Jamba joint venture for approximately $193 million in cash, increasing the Company’s interest to 100%. During the second quarter of fiscal 2009, the Company recorded an impairment charge relating to Jamba’s goodwill and finite-lived intangible assets. (See Note 7 to the Unaudited Consolidated Financial Statements of News Corporation)

In December 2008, the Company entered into an agreement with Premiere AG (“Premiere”) and the bank syndicate of Premiere to provide Premiere with a new financing structure, pursuant to which the Company agreed to backstop capital increases intended to provide Premiere with gross equity proceeds of €450 million. The first equity capital increase was structured as a rights issue and was completed in January 2009. In the first equity capital increase, the Company purchased additional shares of Premiere for approximately $33 million.

A second equity capital increase is intended to raise an additional amount such that Premiere will receive total gross proceeds of €450 million from the two equity capital increases. The second equity capital increase will also be structured as a rights issue and is expected to close in the second quarter of calendar 2009. The Company has agreed to backstop the second capital increase, subject to certain conditions, including the availability of the new long-term bank facilities and an exemption from the Federal Financial Supervisory Office (“BaFin”) from the requirement to make a mandatory public offer for Premiere in the event the Company’s equity share in Premiere reaches or exceeds 30 percent. BaFin granted this exemption on January 30, 2009. The Company’s commitment is also conditional on approval of the second capital increase by an extraordinary meeting of Premiere shareholders which is planned for February 26, 2009, as well as certain customary closing conditions including no material adverse change in the business. The Company has no commitment to Premiere beyond this backstop of the second capital increase.

As of January 30, 2009, the Company’s ownership percentage in Premiere was 29%.

Impact of the Current Economic Environment

The United States and global economies are currently undergoing a period of economic uncertainty, and the related capital markets are experiencing significant disruption. In certain of the markets in which the Company’s businesses operate there has been a weakening in the economic climate due to housing market downturns and tightening of global credit markets resulting in pressure on labor markets, retail sales and consumer confidence. These recent economic trends have adversely impacted advertising revenues at the Company’s Television, Newspapers and Information Services and Other segments, as well as on the retail sales of books and DVDs. The Company expects that these trends will continue during at least the remainder of fiscal 2009.

RESULTS OF OPERATIONS

Results of Operations—For the three and six months ended December 31, 2008 versus the three and six months ended December 31, 2007.

The following table sets forth the Company’s operating results for the three and six months ended December 31, 2008, as compared to the three and six months ended December 31, 2007.

	For the three months ended December 31,				For the six months ended December 31,
	2008	2007	% Change		2008	2007	% Change
	(in millions, except % and per share amounts)
Revenues	$7,871	$8,590	(8)%		$15,380	$15,657	(2)%

Expenses:
Operating	5,161	5,443	(5)%		9,733	9,851	(1)%
Selling, general and administrative	1,609	1,442	12%		3,297	2,732	21%
Depreciation and amortization	283	287	(1)%		579	609	(5)%
Impairment charges	8,444	—	*	*	8,444	—	* *

Total operating (loss) income	(7,626)	1,418	*	*	(6,673)	2,465	* *

Equity earnings (losses) of affiliates	30	(50)	*	*	(329)	196	* *
Interest expense, net	(231)	(245)	(6)%		(452)	(458)	(1)%
Interest income	20	78	(74)%		60	178	(66)%
Other, net	(98)	187	*	*	206	187	10%

(Loss) income before income tax expense and minority interest in subsidiaries	(7,905)	1,388	*	*	(7,188)	2,568	* *

Income tax benefit (expense)	1,514	(520)	*	*	1,333	(934)	* *
Minority interest in subsidiaries, net of tax	(26)	(36)	(28)%		(47)	(70)	(33)%

Net (loss) income	$(6,417)	$832	*	*	$(5,902)	$1,564	* *

Diluted (loss) earnings per share	$(2.45)	$0.27	*	*	$(2.26)	$0.50	* *

**	not meaningful

Overview—The Company’s revenues decreased 8% and 2% for the three and six months ended December 31, 2008 as compared to the corresponding periods of fiscal 2008. The decreases were primarily due to revenue decreases at the Filmed Entertainment, Television and Book Publishing segments. The decreases at the Filmed Entertainment segment were primarily due to decreased worldwide home entertainment revenues. Television segment revenues decreased primarily due to decreased advertising revenues as a result of general weakness in the advertising markets. The decreases at the Book Publishing segment were primarily due to strong title offerings in the corresponding periods of fiscal 2008 with no comparable titles in fiscal 2009. These decreases were partially offset by increases in revenues at the Cable Network Programming and Newspapers and Information Services segments. Cable Network Programming segment revenues increased primarily due to increases in net affiliate and advertising revenues. The increases at Newspaper and Information services were primarily due to the inclusion of revenue from Dow Jones & Company, Inc. (“Dow Jones”), which was acquired in December 2007. The decrease in revenue during the six months ended December 31, 2008 was partially offset by an increase in revenues at the DBS segment, primarily due to an increase in subscribers and increased revenue due to the timing of revenue recognition from expanded soccer programming.

Operating expenses for the three and six months ended December 31, 2008 decreased 5% and 1%, respectively, as compared to the corresponding periods of fiscal 2008. The decreases were primarily due to decreased amortization of production and participation costs and lower home entertainment manufacturing and marketing costs at the Filmed Entertainment segment. These decreases were partially offset by incremental expenses from the acquisition of Dow Jones and higher programming expenses at the Cable Network Programming and Television segments.

Selling, General and Administrative expenses for the three and six months ended December 31, 2008 increased 12% and 21%, respectively, as compared to the corresponding periods of fiscal 2008. The Newspapers and Information Services segment accounted for nearly 81% and 69% of these increases during the three and six months ended December 31, 2008, respectively, primarily due to incremental expenses from the acquisition of Dow Jones.

Depreciation and amortization decreased 1% and 5% for the three and six months ended December 31, 2008, respectively, as compared to the corresponding periods of fiscal 2008. These decreases were primarily due to the absence of depreciation on the decommissioned printing presses included in the corresponding periods of fiscal 2008. These decreases were partially offset by incremental depreciation and amortization from the acquisition of Dow Jones and higher depreciation due to additional property, plant and equipment placed into service.

Impairment charges

As discussed in Note 7 to the Unaudited Consolidated Financial Statements of News Corporation, during the three months ended December 31, 2008, the Company performed an interim impairment review because the Company believed events had occurred and circumstances had changed that lead the Company to believe it was more likely than not that the carrying value of the Company’s goodwill and indefinite-lived intangible assets exceeded their fair value. These events included: (a) the continued decline of the price of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”) and Class B common stock, par value $0.01 per share (“Class B Common Stock”); (b) the reduced growth in advertising revenues; (c) the decline in the operating profit margins in some of the Company’s advertising-based businesses; and (d) the decline in the valuations of television stations, newspapers and other advertising-based companies as determined by the current trading values of these companies.

As a result of this impairment review, the Company recorded a non-cash impairment charge of approximately $8.4 billion in the three and six months ended December 31, 2008. The charge consisted of a write-down of the Company’s indefinite-lived intangibles (primarily FCC licenses) of $4.6 billion, a write-down of $3.6 billion of goodwill and a write-down of Newspapers and Information Services fixed assets of $185 million in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result of the continued adverse economic conditions in the markets in which the Company conducts business, the Company will continue to monitor its goodwill, indefinite-lived intangible assets and long-lived assets for possible future impairment.

Operating results decreased for the three and six months ended December 31, 2008 as compared to the corresponding periods of fiscal 2008. The decrease was primarily due to the impairment charges noted above. Also contributing to the decreases were decreased operating results at the Filmed Entertainment, Television and Other segments, partially offset by operating results increases at the Cable Network Programming segment.

Equity earnings (losses) of affiliates—Equity earnings from affiliates increased $80 million for the three months ended December 31, 2008 as compared to the corresponding period of fiscal 2008. The increase was primarily due to higher contributions from BSkyB as a result of a lower write-down of its ITV plc investment in the three months ended December 31, 2008, which was partially offset by the absence of earnings from The DIRECTV Group Inc. (“DIRECTV”) due to the exchange of the Company’s entire interest in DIRECTV with Liberty Media Corporation in February 2008. Equity earnings (losses) of affiliates decreased $525 million for the six months ended December 31, 2008 as compared to the corresponding period of fiscal 2008. The decrease was primarily due to the inclusion of losses from Premiere, principally representing a $422 million write-down of the Company’s investment, as well as the absence of contributions from DIRECTV as a result of the exchange transaction noted above and from Gemstar-TV Guide International, Inc. as a result of its disposition in May 2008.

	For the three months ended December 31,				For the six months ended December 31,
	2008	2007	% Change		2008	2007	% Change
	(in millions, except %)
DBS equity affiliates	$17	$(74)	*	*	$(376)	$99	*	*
Cable channel equity affiliates	3	14	(79)%		27	37	(27)%
Other equity affiliates	10	10	—		20	60	(67)%

Total equity earnings (losses) of affiliates	$30	$(50)	*	*	$(329)	$196	*	*

**	not meaningful

Interest expense, net —Interest expense, net for the three months ended December 31, 2008 decreased $14 million as compared to the corresponding period of fiscal 2008, primarily due to a higher amount of interest capitalized and favorable foreign exchange fluctuations. Interest expense, net decreased $6 million for the six months ended December 31, 2008 as compared to the corresponding period of fiscal 2008, primarily due to the retirement of the Company’s $350 million 6.625% Senior Notes due January 2008 and its $200 million 7.38% Senior Notes due October 2008. This increase was partially offset by the issuance of $1.25 billion 6.65% Senior Notes due 2037 in November 2007.

Interest income—Interest income decreased $58 million and $118 million for the three and six months ended December 31, 2008, respectively, as compared to the corresponding periods of fiscal 2008, primarily due to lower interest rates and lower average cash balances, principally due to cash used in the acquisition of Dow Jones in December 2007.

Other, net—Other, net consisted of the following:

	For the three months ended December 31,		For the six months ended December 31,
	2008	2007	2008	2007
	(in millions)		(in millions)
Gain on the sale of the Stations (a)	$—	$—	$232	$—
Loss on the sale of Polish television broadcaster (a)	(100)	—	(100)	—
Gain on the sale of China Network Systems (b)	—	—	—	102
Change in fair value of exchangeable securities and other financial instruments (c)	14	189	76	102
Other	(12)	(2)	(2)	(17)

Total Other, net	$(98)	$187	$206	$187

(a)	See Note 2—Acquisitions, Disposals and Other Transactions to the Unaudited Consolidated Financial Statements of News Corporation.

(b)	See Note 5—Investments to the Unaudited Consolidated Financial Statements of News Corporation.
(c)

The Company has certain outstanding exchangeable debt securities which contain embedded derivatives. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), these embedded derivatives require separate accounting and, as such, changes in their fair value are recognized in Other, net. A significant variance in the price of underlying stock could have a material impact on the operating results of the Company.

Income tax benefit (expense)—The effective income tax rate for the three and six months ended December 31, 2008 was 19%, which was lower than the effective tax rate in the corresponding periods of fiscal 2008, primarily due to non-deductible goodwill included within the impairment charge taken in the three months ended December 31, 2008 noted above.

Minority interest in subsidiaries, net of tax—Minority interest expense decreased $10 million and $23 million for the three and six months ended December 31, 2008, respectively, as compared to the corresponding periods of fiscal 2008. These decreases were primarily due to the absence of minority interest associated with Jamba as a result of the Company’s acquisition of VeriSign’s minority share in October 2008. Also contributing to these decreases was decreased net income at NDS and certain other international entities. The decrease in the six months ended December 31, 2008 was partially offset by the inclusion of minority interest associated with National Geographic Channel US (“NGC US”) which was consolidated beginning October 2007.

Net (loss) income—Net (loss) income for the three and six months ended December 31, 2008 decreased as compared to the corresponding periods of fiscal 2008. The decreases were primarily due to the impairment charges noted above. Also contributing to the decrease for the six months ended December 31, 2008 were decreased earnings from equity affiliates noted above, partially offset by the gain on the sale of the Stations in July 2008.

Segment Analysis:

The following table sets forth the Company’s revenues and operating income by segment for the three and six months ended December 31, 2008, as compared to the three and six months ended December 31, 2007.

	For the three months ended December 31,			For the six months ended December 31,
	2008	2007	% Change	2008	2007	% Change
	(in millions, except %)
Revenues:
Filmed Entertainment	$1,485	$1,976	(25)%	$2,744	$3,558	(23)%
Television	1,269	1,530	(17)%	2,243	2,675	(16)%
Cable Network Programming	1,358	1,236	10%	2,667	2,338	14%
Direct Broadcast Satellite Television	922	955	(3)%	1,891	1,702	11%
Magazines and Inserts	284	273	4%	543	537	1%
Newspapers and Information Services	1,505	1,416	6%	3,210	2,660	21%
Book Publishing	305	406	(25)%	620	736	(16)%
Other	743	798	(7)%	1,462	1,451	1%

Total revenues	$7,871	$8,590	(8)%	$15,380	$15,657	(2)%

	For the three months ended December 31,			For the six months ended December 31,
	2008	2007	% Change	2008	2007	% Change
	(in millions, except %)
Operating (loss) income:
Filmed Entertainment	$112	$403	(72)%	$363	$765	(53)%
Television	18	245	(93)%	72	428	(83)%
Cable Network Programming	428	337	27%	807	626	29%
Direct Broadcast Satellite Television	10	62	(84)%	175	110	59%
Magazines and Inserts	86	85	1%	154	164	(6)%
Newspapers and Information Services	179	196	(9)%	313	289	8%
Book Publishing	23	67	(66)%	26	103	(75)%
Other	(38)	23	* *	(139)	(20)	* *

Total adjusted operating income (1)	818	1,418	(42)%	1,771	2,465	(28)%
Impairment charges	(8,444)	—	* *	(8,444)	—	* *

Total operating (loss) income	$(7,626)	$1,418	* *	$(6,673)	$2,465	* *

**	not meaningful
(1)

Adjusted operating (loss) income excludes $8.4 billion of impairment charges. A reconciliation of the reported operating (loss) income to Adjusted operating (loss) income is included in Note 13 to the Unaudited Consolidated Financial Statements of News Corporation.

Filmed Entertainment (18% and 23% of the Company’s consolidated revenues in the first six months of fiscal 2009 and 2008, respectively)

For the three months ended December 31, 2008, revenues at the Filmed Entertainment segment decreased $491 million, or 25%, as compared to the corresponding period of fiscal 2008. The revenue decrease was primarily due to a decrease in worldwide home entertainment revenue from theatrical and television products. The three months ended December 31, 2008 included the worldwide home entertainment release of Horton Hears a Who, the worldwide theatrical releases of The Day the Earth Stood Still, Australia and Max Payne and the domestic theatrical release of Marley & Me and their related releasing costs. Also contributing to the three months ended December 31, 2008 were the pay television performances of Juno and 27 Dresses. The three months ended December 31, 2007 included the home entertainment performances of The Simpsons Movie, Live Free or Die Hard and Fantastic Four: Rise of the Silver Surfer and the theatrical releases of Alvin and the Chipmunks and Juno. For the six months ended December 31, 2008, revenues at the Filmed Entertainment segment decreased $814 million, or 23%, as compared to the corresponding period of fiscal 2008. The revenue decrease was primarily due to a decrease in worldwide home entertainment revenue from theatrical and television products, as well as a decrease in worldwide theatrical revenues as a result of the difficult comparisons to The Simpsons Movie and Live Free or Die Hard in the six months ended December 31, 2007.

For the three and six months ended December 31, 2008, the Filmed Entertainment segment’s Operating income decreased $291 million, or 72%, and $402 million, or 53%, respectively, as compared to the corresponding periods of fiscal 2008. The decreases were primarily due to the revenue decreases noted above and higher theatrical releasing costs, partially offset by a decrease in amortization of production and participation costs and lower home entertainment marketing and manufacturing costs.

Television (15% and 17% of the Company’s consolidated revenues in the first six months of fiscal 2009 and 2008, respectively)

The following discussion of Adjusted operating (loss) income for the Television segment excludes the $4.6 billion impairment charge discussed above. A reconciliation of the reported operating (loss) income to Adjusted operating (loss) income is included in Note 13 to the Unaudited Consolidated Financial Statements of News Corporation.

For the three and six months ended December 31, 2008, Television segment revenues decreased $261 million, or 17%, and $432 million, or 16%, respectively, as compared to the corresponding periods of fiscal 2008. The Television segment reported decreases in Adjusted operating results for the three and six months ended December 31, 2008 of $227 million and $356 million, respectively, as compared to the corresponding periods of fiscal 2008.

Revenues for the three and six months ended December 31, 2008 at the Company’s U.S. television operations decreased 17% and 18%, respectively, as compared to the corresponding periods of fiscal 2008. The decrease was primarily due to decreased advertising revenues as a result of general weakness in the advertising markets and a decrease in MLB post-season advertising revenues resulting from one fewer game broadcast, as well as ratings decreases. Also contributing to the decrease in revenues was the absence of revenues from the Stations sold in July 2008 of $78 million and $141 million for the three and six months ended December 31, 2008, respectively, as well as the absence of the Emmy® Awards, which was broadcast on FOX during the six months ended December 31, 2007. These revenue decreases were partially offset by higher NFL advertising revenues at the broadcast network due to increased pricing and additional commercial inventory sold and an increase in political advertising revenues at the television stations owned by the Company. The decreases in Adjusted operating results were primarily the result of the revenue decreases noted above, as well as higher programming costs due to increases in entertainment programming license fees and higher costs associated with the NFL programming. Also contributing to the decrease in Adjusted operating results was the absence of operating income from the Stations sold in July 2008 of $23 million and $40 million for the three and six months ended December 31, 2008, respectively.

Revenues for the three and six months ended December 31, 2008 at the Company’s international television operations decreased as compared to the corresponding periods of fiscal 2008. The decreases were primarily due to a decline in India’s advertising markets. The decreases in advertising revenues were partially offset by higher syndication and subscription revenues.

Adjusted operating income at the Company’s international television operations decreased for the three and six months ended December 31, 2008 as compared to the corresponding periods of fiscal 2008. The decrease in Adjusted operating income for the three months ended December 31, 2008 was primarily due to the revenue decreases noted above. The decrease in Adjusted operating income for the six months ended December 31, 2008 was primarily due to a settlement relating to the termination of a distribution agreement of approximately $30 million, as well as the decrease in revenues noted above.

Cable Network Programming (17% and 15% of the Company’s consolidated revenues in the first six months of fiscal 2009 and 2008, respectively)

For the three and six months ended December 31, 2008, revenues for the Cable Network Programming segment increased $122 million, or 10%, and $329 million, or 14%, respectively, as compared to the corresponding periods of fiscal 2008. The increases were driven by higher net affiliate and advertising revenues at Fox News, FX and the Company’s international cable channels, as well as higher net affiliate revenues at the Big-Ten Network. Also contributing to the increase during the six months ended December 31, 2008 was incremental revenues due to the consolidation of NGC US beginning in October 2007. These increases were partially offset by decreases at the RSNs due to the divestiture of three RSNs to Liberty in February 2008 of $51 million and $109 million for the three and six months ended December 31, 2008, respectively.

For the three and six months ended December 31, 2008, Fox News’ revenues increased 18% and 19%, respectively, as compared to the corresponding periods of fiscal 2008, primarily due to an increase in net affiliate and advertising revenues. Net affiliate revenues increased 37% and 32% for the three and six months ended December 31, 2008, respectively, primarily due to an increase in the average rate per subscriber, a higher number of subscribers and lower cable distribution amortization as compared to the corresponding periods of fiscal 2008. Advertising revenues increased 6% and 8% for the three and six months ended December 31, 2008, respectively, primarily due to higher volume and higher pricing as compared to the corresponding periods of fiscal 2008. As of December 31, 2008, Fox News reached approximately 95 million Nielsen households.

For the three and six months ended December 31, 2008, FX’s revenues increased 13% and 11%, respectively, as compared to the corresponding periods of fiscal 2008, driven by net affiliate revenue and advertising revenues. Net affiliate revenues increased 8% for both the three and six months ended December 31, 2008 as compared to the corresponding periods of fiscal 2008, primarily due to an increase in the average rate per subscriber and the number of subscribers. Advertising revenues for the three and six months ended December 31, 2008 increased 24% and 13%, respectively, as compared to the corresponding periods of fiscal 2008, primarily due to higher ratings. As of December 31, 2008, FX reached approximately 95 million Nielsen households.

The Company’s international cable channels’ revenues increased 12% and 20% for the three and six months ended December 31, 2008, respectively, as compared to the corresponding periods of fiscal 2008, primarily due to improved advertising sales and subscriber growth in Latin America, Europe and Japan.

For the three and six months ended December 31, 2008, Operating income at the Cable Network Programming segment increased $91 million, or 27%, and $181 million, or 29%, respectively, as compared to the corresponding periods of fiscal 2008, primarily due to the increases in revenues noted above. These increases were partially offset by $31 million and $148 million increases in operating expenses during the three and six months ended December 31, 2008, respectively, as compared to the corresponding periods of fiscal 2008. The increases in operating expenses were primarily due to higher movie acquisition and original programming costs, as well as increased political coverage and the launch of new international channels. Also partially offsetting the increase in operating income was lower operating results at the RSNs primarily due to the absence of $23 million of operating profit from the three RSNs that were divested to Liberty.

Direct Broadcast Satellite Television (12% and 11% of the Company’s consolidated revenues in the first six months of fiscal 2009 and 2008, respectively)

For the three months ended December 31, 2008, SKY Italia’s revenue decreased $33 million, or 3%, as compared to the corresponding period of fiscal 2008, primarily due to unfavorable foreign exchange movements. The strengthening of the U.S. dollar against the Euro resulted in a decrease of approximately 9% in revenues as compared to the corresponding period of fiscal 2008. Also contributing to this decrease was the effect of the timing of revenue recognition from premium soccer programming. Revenue from the premium soccer programming was lower due to the timing of revenue recognition as SKY Italia expanded its soccer programming and now broadcasts throughout fiscal 2009 as compared to only ten months of programming in fiscal 2008. This programming change shifts a portion of the soccer revenues that was previously recognized in the last three quarters of a fiscal year into the first quarter of a fiscal year. These decreases were partially offset by an increase in the average subscriber base combined with a price increase and higher penetration of premium services. SKY Italia had an increase of approximately 322,000 in subscribers over the past twelve month period, which increased SKY Italia’s total subscriber base to over 4.7 million at December 31, 2008. The total churn for the three months ended December 31, 2008 was approximately 148,000 subscribers on an average subscriber base of 4.7 million, as compared to churn of approximately 80,000 subscribers on an average subscriber base of 4.3 million in the corresponding period of fiscal 2008. Subscriber churn for the period represents the number of SKY Italia subscribers whose service was disconnected during the period.

Revenues for the six months ended December 31, 2008 increased $189 million, or 11%, as compared to the corresponding period of fiscal 2008. This revenue growth was primarily attributed to an increase in the average subscriber base combined with a price increase and higher penetration of premium services. Revenues from premium soccer programming were higher due to the timing of revenue recognition as noted above. The increase in revenues from premium soccer programming will be offset over the remaining two quarters of fiscal 2009. The total churn for the six months ended December 31, 2008 was approximately 281,000 subscribers on an average subscriber base of 4.7 million, as compared to churn of approximately 230,000 subscribers on an average subscriber base of 4.3 million in the corresponding period of fiscal 2008.

Average revenue per subscriber (“ARPU”) for the three months ended December 31, 2008 was approximately €45, which was consistent with the ARPU for the corresponding period of fiscal 2008. The ARPU for the six months ended December 31, 2008 increased to approximately €44 from the corresponding period of fiscal 2008 primarily due to the positive impact of the price increases, as well as higher penetration of premium services. SKY Italia calculates ARPU by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue for the period. Average subscribers are calculated for the respective periods by adding the beginning and ending subscribers for the period and dividing by two.

Subscriber acquisition costs per subscriber (“SAC”) of approximately €250 in the second quarter of fiscal 2009 decreased from the second quarter of fiscal 2008, primarily due to lower marketing costs on a per subscriber basis, as well as lower take-up of a full installation offer. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross SKY Italia subscribers added during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly by SKY Italia to subscribers and the costs related to installation and acquisition advertising, net of any upfront activation fee. SKY Italia excludes the value of equipment capitalized under SKY Italia’s equipment lease program, as well as payments and the value of returned equipment related to disconnected lease program subscribers from subscriber acquisition costs.

Operating income for the three months ended December 31, 2008 decreased $52 million, or 84%, as compared to the corresponding period of fiscal 2008, primarily due to increased operating expenses and the decreased revenue noted above. Operating income for the six months ended December 31, 2008 increased $65 million, or 59%, as compared to the corresponding period of fiscal 2008, primarily due to the revenue increases noted above, partially offset by an increase in operating expenses. The increases in operating expenses for the three and six months ended December 31, 2008 were primarily due to higher programming costs as a result of higher contractual sports rights amortization and higher fees paid for programming costs as a result of an increase in the number of subscribers. The increase for the three months ended December 31, 2008 was also due to higher costs related to premium service installations. Also contributing to increased costs in the six months ended December 31, 2008 was increased marketing to support new promotional offerings. During the three months ended December 31, 2008, the strengthening of the U.S. dollar against the Euro resulted in a decrease of approximately 32% in Operating income as compared to the corresponding period of fiscal 2008.

Magazines and Inserts (4% and 3% of the Company’s consolidated revenues in the first six months of fiscal 2009 and 2008, respectively)

For the three and six months ended December 31, 2008, revenues at the Magazines and Inserts segment increased $11 million, or 4%, and $6 million, or 1%, respectively, as compared to the corresponding periods of fiscal 2008, primarily due to higher custom publishing revenue for free-standing insert products and higher rates for in-store marketing products. These revenue increases were partially offset by a decrease in sales volume of in-store marketing products.

For the three months ended December 31, 2008, Operating income at the Magazines and Inserts segment increased approximately $1 million, or 1%, as compared to the corresponding period of fiscal 2008, primarily due to the revenue increase noted above, partially offset by higher printing and paper costs for free-standing insert products and higher legal expenses. Operating income for the six months ended December 31, 2008 decreased $10 million, or 6%, as compared to the corresponding period of fiscal 2008, as the increase in revenues noted above was more than offset by higher paper and printing costs for free-standing insert products and higher legal expenses.

Newspapers and Information Services (21% and 17% of the Company’s consolidated revenues in the first six months of fiscal 2009 and 2008, respectively)

The following discussion of Adjusted operating (loss) income for the Newspapers and Information Services segment excludes the $3.0 billion impairment charge discussed above. A reconciliation of the reported operating (loss) income to Adjusted operating (loss) income is included in Note 13 to the Unaudited Consolidated Financial Statements of News Corporation.

For the three and six months ended December 31, 2008, revenues at the Newspapers and Information Services segment increased $89 million, or 6%, and $550 million, or 21%, as compared to the corresponding periods of fiscal 2008, primarily due to the inclusion of approximately $535 million and $1,028 million of revenue, respectively, from Dow Jones, which was acquired in December 2007. Partially offsetting the Dow Jones revenue increases was the strengthening of the U.S. dollar against the British pound sterling and Australian dollar on the revenues reported by the UK and Australian newspapers. In addition, advertising revenues at the UK and Australian newspapers were lower in the three and six month periods due to general weakness in global advertising markets as compared to the corresponding periods of fiscal 2008.

Adjusted operating income decreased $17 million, or 9%, for the three months ended December 31, 2008 as compared to the corresponding period of fiscal 2008, primarily due to the strengthening of the U.S. dollar against the British pound sterling and Australian dollar and the advertising weakness noted above. This decrease was partially offset by the inclusion of the Dow Jones operating results of $59 million and the absence of approximately $50 million in depreciation and other costs related to the printing presses upgrade in the United Kingdom, which was completed in fiscal 2008.

Adjusted operating income increased $24 million, or 8%, for the six months ended December 31, 2008 as compared to the corresponding period of fiscal 2008 as a result of the absence of approximately $150 million in depreciation and other costs related to the printing presses upgrade in the United Kingdom, which was completed in fiscal 2008, and the inclusion of the Dow Jones operating results of $55 million. These increases during the six months ended December 31, 2008 were partially offset by decreased advertising revenues due to general weakness in the global advertising markets and unfavorable foreign exchange fluctuation.

During the three and six months ended December 31, 2008, the strengthening of the U.S. dollar against the British pound sterling and Australian dollar resulted in decreases of approximately 21% and 12%, respectively, in Adjusted operating income as compared to the corresponding periods of fiscal 2008.

For the three and six months ended December 31, 2008, the Australian newspapers’ revenues decreased 30% and 14%, respectively, as compared to the corresponding periods of fiscal 2008, primarily due to lower classified and display advertising revenues and the impact of unfavorable foreign exchange fluctuation. Operating income decreased 39% and 24% in the three and six months ended December 31, 2008, respectively, as compared to the corresponding periods of fiscal 2008, primarily due to the decreases noted above, higher costs associated with head count reductions and increased other employee related costs.

For the three and six months ended December 31, 2008, the UK newspapers’ revenues decreased 27% and 18%, respectively, as compared to the corresponding periods of fiscal 2008, primarily due to the impact of unfavorable foreign exchange fluctuation and lower classified and display advertising revenues across most titles. Operating income decreased for the three months ended December 31, 2008 as compared to the corresponding period of fiscal 2008, primarily as a result of unfavorable foreign exchange movements. Excluding the impact of foreign exchange fluctuation, operating income was relatively consistent with the corresponding period of fiscal 2008, as the revenue decreases noted above were partially offset by the absence of depreciation on decommissioned printing presses. Operating income for the six months ended December 31, 2008 increased as compared to the corresponding period of fiscal 2008, primarily as a result of the absence of depreciation on decommissioned printing presses which more than offset the unfavorable foreign exchange movements and the revenue declines noted above.

Book Publishing (4% and 5% of the Company’s consolidated revenues in the first six months of fiscal 2009 and 2008, respectively)

For the three and six months ended December 31, 2008, revenues at the Book Publishing segment decreased $101 million, or 25%, and $116 million, or 16%, respectively, as compared to the corresponding periods of fiscal 2008. The decreases were primarily due to lower sales of general books as the corresponding periods of fiscal 2008 included notable sales performances of The Daring Book For Girls by Andrea J. Buchanan and Miriam Peskowitz, The Dangerous Book For Boys by Conn and Hal Iggulden and Deceptively Delicious by Jessica Seinfeld, with no comparable titles in the current periods. During the three months ended December 31, 2008, HarperCollins had 50 titles on The New York Times Bestseller List with six titles reaching the number one position. During the six months ended December 31, 2008, HarperCollins had 92 titles on The New York Times Bestseller List with eight titles reaching the number one position. During the three and six months ended December 31, 2008, the strengthening of the U.S. dollar represented approximately 10% and 6%, respectively, of total revenue decreases.

Operating income for the three and six months ended December 31, 2008 decreased $44 million, or 66%, and $77 million, or 75%, respectively, as compared to the corresponding periods of fiscal 2008, primarily due to the revenue decreases noted above and a higher provision for bad debt due to the bankruptcy filing of a major distributor in December 2008, partially offset by lower production costs. During the three and six months ended December 31, 2008, the strengthening of the U.S. dollar represented approximately 6% and 3%, respectively, of Operating income decreases.

Other (9% of the Company’s consolidated revenues in the first six months of fiscal 2009 and 2008)

The following discussion of Adjusted operating (loss) income for the Other segment excludes the $832 million impairment charge discussed above. A reconciliation of the reported operating (loss) income to Adjusted operating (loss) income is included in Note 13 to the Unaudited Consolidated Financial Statements of News Corporation.

Revenues at the Other operating segment decreased $55 million, or 7%, for the three months ended December 31, 2008, and increased $11 million, or 1%, for the six months ended December 31, 2008 as compared to the corresponding periods of fiscal 2008. The decrease during the three months ended December 31, 2008 was primarily due to decreased revenues at Fox Mobile, News Outdoor and NDS. The increase in revenue during the six months ended December 31, 2008 was primarily due to increased advertising revenues from FIM’s Internet sites, as well as higher revenues from News Outdoor, partially offset by decreased revenues at Fox Mobile and NDS.

Adjusted operating results for the three and six months ended December 31, 2008 decreased $61 million and $119 million, respectively, as compared to the corresponding periods of fiscal 2008. The decreases were primarily due to the revenue decline noted above and a decrease in operating income at FIM and NDS. The decline in FIM operating results was driven by increased costs associated with the growth in unique users, international expansion, the launch of MySpace music and new features, as well as lower subscription revenue at IGN. The decline at NDS was driven by lower conditional access revenue as compared to the same period a year ago.

Liquidity and Capital Resources

Impact of the Current Economic Environment

The United States and global economies are currently undergoing a period of economic uncertainty, and the related capital markets are experiencing significant disruption. In certain of the markets in which the Company’s businesses operate there has been a weakening in the economic climate due to housing market downturns and tightening of global credit markets resulting in pressure on labor markets, retail sales and consumer confidence. These recent economic trends have adversely impacted advertising revenues at the Company’s Television, Newspapers and Information Services and Other segments, as well as on the retail sales of books and

DVDs. The Company expects that these trends will continue during at least the remainder of fiscal 2009. Despite the anticipated continuation of these recent economic trends, the Company believes the cash generated internally and available financing will continue to provide the Company sufficient liquidity for the foreseeable future.

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has a $2.25 billion revolving credit facility, which expires in May 2012, and has access to various film co-production alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of December 31, 2008, the availability under the revolving credit facility was reduced by stand-by letters of credit issued which totaled approximately $35 million. As of December 31, 2008, the Company complied with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company had consolidated cash and cash equivalents of approximately $3.6 billion as of December 31, 2008. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television products. A prolonged continuation of these recent economic trends could adversely impact the Company’s cash flows from operations which could require the Company to seek other sources of funds, including proceeds from the sale of certain assets or other alternative sources.

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

Sources and uses of cash

Net cash (used in) provided by operating activities for the six months ended December 31, 2008 and 2007 was as follows (in millions):

For the six months ended December 31,	2008	2007
Net cash (used in) provided by operating activities	$(395)	$739

The decrease in net cash provided by operating activities during the six months ended December 31, 2008 as compared to the corresponding period of fiscal 2008 reflects lower profit and lower worldwide theatrical and home entertainment receipts at the Filmed Entertainment segment, lower advertising receipts and higher payments for network programming at the Television segment and higher sports rights payments at the DBS segment.

Net cash used in investing activities for the six months ended December 31, 2008 and 2007 was as follows (in millions):

For the six months ended December 31,	2008	2007
Net cash used in investing activities	$(158)	$(5,829)

Net cash used in investing activities during the six months ended December 31, 2008 decreased primarily due to a reduction in cash used for acquisitions in the six months ended December 31, 2008 as compared to the corresponding period of fiscal 2008 which included the Company’s acquisitions of Dow Jones and Photobucket. Also contributing to the decreased cash used by investing activities was the proceeds from the sale of the Stations in July 2008.

Net cash (used in) provided by financing activities for the six months ended December 31, 2008 and 2007 was as follows (in millions):

For the six months ended December 31,	2008	2007
Net cash (used in) provided by financing activities	$(363)	$910

The net cash used in financing activities was primarily related to the retirement of the Company’s $200 million 7.38% Senior Note due 2008 and the payment of dividends. In the corresponding period of the prior year cash provided by financing activities was due to net proceeds of $1,248 million from the issuance of $1,250 million 6.65% Senior Notes due 2037 in November 2007. This source of cash was partially offset by dividends, repayments of borrowings and share repurchases.

The Company declared a dividend of $0.06 per share on both its Class A common stock, par value $0.01 per share and its Class B common stock, par value $0.01 per share in the three months ended September 30, 2008, which was paid in October 2008 to stockholders of record on September 10, 2008. The total aggregate dividend paid to stockholders in October 2008 was approximately $154 million.

Debt Instruments

	For the six months ended December 31,
	2008	2007
	(in millions)
Borrowings
Notes due November 2037	$—	$1,248
Bank loans	30	7
All other	17	7

Total borrowings	$47	$1,262

Repayments of borrowings
Notes due October 2008	$(200)	$—
RZB loan	(32)	—
All other	(23)	(132)

Total repayments of borrowings	$(255)	$(132)

Ratings of the Public Debt

The table below summarizes the Company’s current credit ratings.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa 1	Stable
S&P	BBB+	Stable

At December 31, 2008, the Company does not anticipate a credit rating change in the foreseeable future.

Revolving Credit Agreement

In May 2007, News America Incorporated (“NAI”), a subsidiary of the Company, entered into a credit agreement (the “Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein (the “Lenders”), Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent. The Credit Agreement provides a $2.25 billion unsecured revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit. NAI may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leveraging ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.08% regardless of facility usage. The Company pays interest for borrowings and letters of credit at LIBOR plus 0.27%. The Company pays an additional fee of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. The maturity date is in May 2012; however, NAI may request that the Lenders’ commitments be renewed for up to two additional one year periods. As of December 31, 2008 approximately $35 million in standby letters of credit, for the benefit of third parties, were outstanding.

Commitments

Other than as previously disclosed in these notes to the Company’s unaudited consolidated financial statements, the Company’s commitments have not changed significantly from disclosures included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed with the SEC on August 13, 2008 (the “2008 Form 10-K”).

Guarantees

Other than as previously disclosed in these notes to the Company’s unaudited consolidated financial statements, the Company’s guarantees have not changed significantly from disclosures included in the 2008 Form 10-K.

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

At December 31, 2008, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $419 million (including the Company’s non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $38.3 million at December 31, 2008.

Interest Rates

The Company’s current financing arrangements and facilities include $13.3 billion of outstanding debt with fixed interest and the Credit Agreement, which carries variable interest. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. As of December 31, 2008, substantially all of the Company’s financial instruments with exposure to interest rate risk were denominated in U.S. dollars and had an aggregate fair value of $12.7 billion. The potential change in fair market value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $848 million at December 31, 2008.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity affiliates and had an aggregate fair value of approximately $5.4 billion as of December 31, 2008. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $4.8 billion. Such a hypothetical decrease would result in a before tax decrease in comprehensive income of approximately $8 million, as any changes in fair value of the Company’s equity affiliates are not recognized unless deemed other-than-temporary, as these investments are accounted for under the equity method.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company has recorded the conversion feature embedded in its exchangeable debentures in other liabilities. At December 31, 2008, the fair value of this conversion feature was nil and this conversion feature is sensitive to movements in the share price of one of the Company’s publicly traded equity affiliates. A significant variance in the price of the underlying stock could have a material impact on the operating results of the Company.

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

See Note 11—Contingencies to the unaudited consolidated financial statements, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Prospective investors should consider carefully the risk factors set forth below before making an investment in the Company’s securities.

Global Economic Conditions May Have a Continuing Adverse Effect on the Company’s Business.

The United States and global economies are undergoing a period of economic uncertainty, which has caused, among other things, a general tightening in the credit markets, limited access to the credit market, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth. The resulting pressure on the labor and retail markets and the downturn in consumer confidence has weakened the economic climate in certain markets in which the Company does business and has had and may continue to have an adverse effect on the Company’s business, results of operations, financial condition and liquidity. A continued decline in these economic conditions could further impact the Company’s business, reduce the Company’s advertising and other revenues and negatively impact the performance of its motion pictures and home entertainment releases, television operations, newspapers, books and other consumer products. In addition, these conditions could also impair the ability of those with whom the Company does business to satisfy their obligations to the Company. As a result, the Company’s results of operations may continue to be adversely affected. Although the Company believes that its operating cash flow and current access to capital and credit markets, including the Company’s existing credit facility, will give it the ability to meet its financial needs for the foreseeable future, there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair the Company’s liquidity or increase its cost of borrowing.

A Decline in Advertising Expenditures Could Cause the Company’s Revenues and Operating Results to Decline Significantly in any Given Period or in Specific Markets.

The Company derives substantial revenues from the sale of advertising on or in its television stations, broadcast and cable networks, newspapers, inserts, websites and DBS services. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. Demand for the Company’s products is also a factor in determining advertising rates. For example, ratings points for the Company’s television stations, broadcast and cable networks and circulation levels for the Company’s newspapers are factors that are weighed when determining advertising rates, and with respect to the Company’s television stations and broadcast and television networks, when determining the affiliate rates received by the Company. In addition, newer technologies, including new video formats, streaming and downloading capabilities via the Internet, video-on-demand, personal video recorders and other devices and technologies are increasing the number of media and entertainment choices available to audiences. Some of these devices and technologies allow users to view television or motion pictures from a remote location or on a time-delayed basis and provide users the ability to fast-forward, rewind, pause and skip programming. These technological developments are increasing the number of media and entertainment choices available to audiences and may cause changes in consumer behavior that could affect the attractiveness of the Company’s offerings to viewers, advertisers and/or distributors. A decrease in advertising expenditures or reduced demand for the Company’s offerings can lead to a reduction in pricing and advertising spending, which could have an adverse effect on the Company’s businesses.

Acceptance of the Company’s Film and Television Programming by the Public is Difficult to Predict, Which Could Lead to Fluctuations in Revenues.

Feature film and television production and distribution are speculative businesses since the revenues derived from the production and distribution of a feature film or television series depend primarily upon its acceptance by the public, which is difficult to predict. The commercial success of a feature film or television series also depends upon the quality and acceptance of other competing films and television series released into the marketplace at or near the same time, the availability of a growing number of alternative forms of entertainment and leisure time activities, general economic conditions and its effects on consumer spending and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Further, the theatrical success of a feature film and the audience ratings for a television series are generally key factors in generating revenues from other distribution channels, such as home entertainment and premium pay television, with respect to feature films, and syndication, with respect to television series.

The Company Could Suffer Losses Due to Asset Impairment Charges for Goodwill, Intangible Assets (including FCC Licenses) and Programming

In accordance with applicable GAAP, the Company performs an annual impairment assessment of its recorded goodwill and indefinite-lived intangible assets, including FCC licenses, during the fourth quarter of each fiscal year. The Company also continually evaluates whether current factors or indicators, such as the prevailing conditions in the capital markets, require the performance of an interim impairment assessment of those assets, as well as of investments and long-lived assets. Management believes that recent trends in the reduced growth in advertising revenues and the decline in profit margins in some of the Company’s advertising-based businesses and valuations of its television stations, newspapers, and other advertising-based companies have negatively affected investors’ outlooks on the Company’s market value. Any significant shortfall, now or in the future, in advertising revenue and/or the expected popularity of the programming for which the Company has acquired rights could lead to a downward revision in the fair value of certain reporting units, particularly the Newspapers and Information Services and the Television reporting units. A downward revision in the fair value of a reporting unit, indefinite-lived intangible assets, investments or long-lived assets could result in an impairment and a non-cash charge would be required. Any such charge could be material to the Company’s reported net earnings.

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

The Company held its Annual Meeting of Stockholders (the “Annual Meeting”) on October 17, 2008. A brief description of the matters voted upon at the Annual Meeting and the results of the voting on such matters is set forth below.

Proposal 1A: The following individuals were elected as Directors:

Name	For	Withheld
Peter Chernin	582,928,209	2,799,281
Sir Roderick I. Eddington	467,281,100	117,561,431
Mark Hurd	581,418,680	4,308,810
Andrew S.B. Knight	468,776,334	116,065,835
James R. Murdoch	582,605,702	3,122,495

Proposal 1B: The following individuals were elected as Directors:

Name	For	Withheld
K. Rupert Murdoch	582,501,814	3,226,533
José María Aznar	574,832,119	10,892,147
Natalie Bancroft	544,880,052	40,844,825
Peter L. Barnes	579,868,629	5,855,887
Kenneth E. Cowley	573,836,466	11,888,020
David F. DeVoe	564,925,203	20,799,312
Viet Dinh	494,118,056	91,606,460
Lachlan K. Murdoch	572,447,743	13,276,704
Thomas J. Perkins	488,303,331	96,537,457
Arthur M. Siskind	572,555,142	13,162,030
John L. Thornton	472,937,487	112,718,023

Proposal 2: A proposal to ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2009 was voted upon as follows:

For:	582,976,738
Against:	2,618,962
Abstain:	123,984

Proposal 3: A proposal to amend the Company’s Restated Certificate of Incorporation to provide for the annual election of Directors beginning at the Company’s 2008 Annual Meeting of Stockholders was voted upon as follows:

For:	583,791,590
Against:	1,547,310
Abstain:	381,099

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits.

3.1	Restated Certificate of Incorporation of News Corporation. (Incorporated by reference to Exhibit 3.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on October 17, 2008.)

3.2	Amended and Restated By-Laws of News Corporation. (Incorporated by reference to Exhibit 3.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on October 17, 2008.)

10.1	Amended and Restated Employment Agreement, dated as of November 20, 2008, between News America Incorporated and Roger Ailes.*

10.2	Amendment to the Amended and Restated Employment Agreement, dated December 16, 2008, between News America Incorporated and Peter Chernin.*

10.3	Amendment to the Employment Agreement, dated December 16, 2008, between News America Incorporated and David F. DeVoe.*

10.4	Amendment to the Employment Agreement, dated December 16, 2008, between News America Incorporated and Lawrence A. Jacobs.*

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION
(Registrant)

By:	/s/ DAVID F. DEVOE
David F. DeVoe Senior Executive Vice President and Chief Financial Officer

Date: February 5, 2009