Form 10-Q
period 2009-03-31
NEWS CORP
filed 2009-05-07
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

NEWS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 852-7000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of May 4, 2009, 1,815,436,490 shares of Class A Common Stock, par value $0.01 per share, and 798,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	For the three months ended March 31,		For the nine months ended March 31,
	2009	2008	2009	2008
Revenues	$7,373	$8,750	$22,753	$24,407
Expenses:
Operating	4,850	5,452	14,583	15,303
Selling, general and administrative	1,494	1,568	4,791	4,300
Depreciation and amortization	274	292	853	901
Impairment charges	—	—	8,444	—

Operating income (loss)	755	1,438	(5,918)	3,903
Other income (expense):
Equity (losses) earnings of affiliates	(40)	109	(369)	305
Interest expense, net	(238)	(244)	(690)	(702)
Interest income	16	37	76	215
Other, net	1,132	1,673	1,338	1,860

Income (loss) before income tax expense and minority interest in subsidiaries	1,625	3,013	(5,563)	5,581
Income tax benefit (expense)	1,103	(300)	2,436	(1,234)
Minority interest in subsidiaries, net of tax	(1)	(19)	(48)	(89)

Net income (loss)	$2,727	$2,694	$(3,175)	$4,258

Weighted average shares:
Basic	2,614	2,942	2,613	3,065
Diluted	2,620	2,959	2,613	3,082
Earnings (loss) per share:
Basic	$1.04	$0.92	$(1.22)	$1.39
Diluted	$1.04	$0.91	$(1.22)	$1.38

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	At March 31, 2009	At June 30, 2008
	(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents	$6,054	$4,662
Receivables, net	6,348	6,985
Inventories, net	2,581	2,255
Other	503	460

Total current assets	15,486	14,362

Non-current assets:
Receivables	273	464
Investments	2,515	3,284
Inventories, net	3,280	3,064
Property, plant and equipment, net	5,739	7,021
Intangible assets, net	8,848	14,460
Goodwill	14,521	18,620
Other non-current assets	1,383	1,033

Total assets	$52,045	$62,308

Liabilities and Stockholders’ Equity:
Current liabilities:
Borrowings	$2,076	$281
Accounts payable, accrued expenses and other current liabilities	5,295	5,695
Participations, residuals and royalties payable	1,309	1,288
Program rights payable	1,191	1,084
Deferred revenue	905	834

Total current liabilities	10,776	9,182

Non-current liabilities:
Borrowings	12,186	13,230
Other liabilities	2,701	4,823
Deferred income taxes	3,251	5,456
Minority interest in subsidiaries	666	994
Commitments and contingencies

Stockholders’ Equity:
Class A common stock (1)	18	18
Class B common stock (2)	8	8
Additional paid-in capital	17,330	17,214
Retained earnings and accumulated other comprehensive income	5,109	11,383

Total stockholders’ equity	22,465	28,623

Total liabilities and stockholders’ equity	$52,045	$62,308

(1)

Class A common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 1,815,406,620 shares and 1,810,382,625 shares issued and outstanding, net of 1,776,865,809 and 1,776,890,952 treasury shares at par at March 31, 2009 and June 30, 2008, respectively.

(2)

Class B common stock, par value $0.01 per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 313,721,702 treasury shares at par at March 31, 2009 and June 30, 2008.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the nine months ended March 31,
	2009	2008
Operating activities:
Net (loss) income	$(3,175)	$4,258
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	853	901
Amortization of cable distribution investments	64	57
Equity losses (earnings) of affiliates	369	(305)
Cash distributions received from affiliates	157	193
Impairment charges (net of tax of $1.7 billion)	6,737	—
Other, net	(1,338)	(1,860)
Minority interest in subsidiaries, net of tax	48	89
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(43)	(1,562)
Inventories, net	(718)	(598)
Accounts payable and other liabilities	(1,893)	1,457

Net cash provided by operating activities	1,061	2,630

Investing activities:
Property, plant and equipment, net of acquisitions	(811)	(1,027)
Acquisitions, net of cash acquired	(787)	(5,491)
Investments in equity affiliates	(103)	(133)
Other investments	(65)	(589)
Proceeds from sale of investments, other non-current assets and business disposals	1,713	385

Net cash used in investing activities	(53)	(6,855)

Financing activities:
Borrowings	1,032	1,255
Repayment of borrowings	(336)	(713)
Issuance of shares	4	76
Repurchase of shares	—	(672)
Dividends paid	(190)	(203)
Other, net	18	19

Net cash provided by (used in) financing activities	528	(238)

Net increase (decrease) in cash and cash equivalents	1,536	(4,463)
Cash and cash equivalents, beginning of period	4,662	7,654
Exchange movement on opening cash balance	(144)	53

Cash and cash equivalents, end of period	$6,054	$3,244

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

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to each reporting date. As such, all references to March 31, 2009 and March 31, 2008 relate to the three and nine month periods ended March 29, 2009 and March 30, 2008, respectively. For convenience purposes, the Company continues to date its financial statements as of March 31.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” total comprehensive income (loss) for the Company consists of the following:

	For the three months ended March 31,		For the nine months ended March 31,
	2009	2008	2009	2008
	(in millions)		(in millions)
Net income (loss), as reported	$2,727	$2,694	$(3,175)	$4,258
Other comprehensive income:
Foreign currency translation adjustments	(173)	375	(2,739)	782
Unrealized holding gains (losses) on securities, net of tax	6	(118)	(29)	(146)
Pension plan adjustments	6	7	(4)	7

Total comprehensive income (loss)	$2,566	$2,958	$(5,947)	$4,901

Recent Accounting Pronouncements

On July 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for its financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements (See Note 7—Fair Value). SFAS No. 157 currently applies to the fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and liabilities. In the first quarter of fiscal 2010, SFAS No. 157 will apply to all remaining fair value measurements, including non-recurring measurements of non-financial assets and liabilities, such as measurement of potential impairments of goodwill, other intangible assets, other long-lived assets and non-financial assets held by a pension plan. It also will apply to fair value measurements of non-financial assets acquired and liabilities assumed in business combinations. The Company is currently evaluating the impact these additional SFAS No. 157 provisions will have on the Company’s consolidated financial statements.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures related to an entity’s derivative and hedging activities (See Note 7—Fair Value). The Company’s adoption of SFAS No. 161 on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

Note 2—Acquisitions, Disposals and Other Transactions

Fiscal 2009 Transactions

Acquisitions

In October 2008, the Company purchased VeriSign Inc.’s minority share of the Jamba joint venture for approximately $193 million in cash, increasing the Company’s interest to 100%. During the second quarter of fiscal 2009, the Company recorded an impairment charge relating to Jamba’s goodwill and finite-lived intangible assets. (See Note 8—Goodwill, Intangible Assets and Other Long-lived Assets)

In January 2009, the Company and Asianet TV Holdings Private Limited (“Asianet”) formed a venture (“Star Jupiter”) to provide general entertainment channels in southern India. The Company paid approximately $235 million in cash and assumed net debt of approximately $20 million for a controlling interest in four of Asianet’s channels which were combined with one of the Company’s existing channels. The Company has a majority interest in this new venture and, accordingly, will consolidate the results beginning in January 2009.

The aforementioned acquisitions were all accounted for in accordance with SFAS No. 141, “Business Combinations”. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the excess purchase price that has been allocated or has been preliminarily allocated to goodwill is not being amortized for all of the acquisitions noted above. Where the allocation of the excess purchase price is not final, the amount allocated to goodwill is subject to change upon completion of final valuations of certain assets and liabilities. A future reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets could reduce future earnings as a result of additional amortization.

Disposals

In July 2008, the Company completed the sale of eight of its owned-and-operated FOX network affiliated television stations (the “Stations”) for approximately $1 billion in cash. The Stations included: WJW in Cleveland, OH; KDVR in Denver, CO; KTVI in St. Louis, MO; WDAF in Kansas City, MO; WITI in Milwaukee, WI; KSTU in Salt Lake City, UT; WBRC in Birmingham, AL; and WGHP in Greensboro, NC. In connection with the transaction, the Stations entered into new affiliation agreements with the Company to receive network programming and assumed existing contracts with the Company for syndicated programming. The Company recorded a gain of approximately $232 million in Other, net in the unaudited consolidated statements of operations during the nine months ended March 31, 2009 from the sale of the Stations.

In November 2008, the Company sold its ownership stake in a Polish television broadcaster to the remaining shareholders. The Company recognized a net loss of approximately $100 million on the disposal which was included in Other, net in the unaudited consolidated statements of operations during the nine months ended March 31, 2009.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other transactions

On February 5, 2009, the Company, two newly incorporated subsidiaries of funds advised by Permira Advisers LLP (the “Permira Newcos”) and the Company’s then majority owned, publicly held subsidiary, NDS Group plc (“NDS”) completed a transaction pursuant to which all issued and outstanding shares of NDS Series A ordinary shares, including those represented by American Depositary Shares traded on The NASDAQ Stock Market, were acquired for per-share consideration of $63 in cash. As part of the transaction, approximately 67% of the NDS Series B ordinary shares held by the Company were exchanged for $63 per share in a mix of approximately $1.5 billion in cash, which included $780 million of cash retained upon the deconsolidation of NDS, and a $242 million vendor note. As a result of the transaction, NDS ceased to be a public company and the Permira Newcos and the Company now own approximately 51% and 49% of NDS, respectively. The Company’s remaining interest in NDS is accounted for under the equity method of accounting. A gain of $1.2 billion was recognized on the sale of the Company’s interest and is included in Other, net in the unaudited consolidated statements of operations in the three and nine months ended March 31, 2009.

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

In addition, in December 2007, the Company issued approximately 8 million Class B common units of Ruby Newco, approximately 7 million stock options and approximately 500,000 restricted stock units (“RSUs”) over Class A Common Stock. The total fair value of these instruments was approximately $200 million. As of March 31, 2009, approximately 7.7 million Class B common units of Ruby Newco had been converted into shares of Class A Common Stock.

The Company believes that this acquisition will position it as a leader in the financial news and information market and will enhance its ability to adapt to future challenges and opportunities within the Newspapers and Information Services segment and across the Company’s other related business segments.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company allocated approximately $700 million to amortizable intangible assets, primarily consisting of subscriber relationship intangible assets. The pattern of economic benefits to be derived from certain amortizable intangible assets is estimated to be greater in the initial period of ownership; accordingly, amortization expense is recognized on an accelerated basis over the remaining weighted-average useful life of 25 years. The Company also allocated approximately $1,700 million to trade names, which will not be amortized as they have an indefinite remaining useful life based primarily on their market position and the Company’s plans for continued indefinite use. Further, approximately $4,300 million was allocated to goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill is not being amortized in accordance with SFAS No. 142, and is not deductible for tax purposes. Upon the completion of the final valuation in December 2008, all of the goodwill was allocated to the Newspapers and Information Services segment. During the second quarter of fiscal 2009, the Company recorded an impairment charge relating to the Dow Jones goodwill and indefinite-lived intangible assets of $2.8 billion which is not reflected in the table above. (See Note 8—Goodwill, Intangible Assets and Other Long-lived Assets)

As a result of the Dow Jones acquisition, the Company established and approved plans to integrate the acquired operations into the Company’s Newspapers and Information Services segment. The cost to implement these plans consists of separation payments for certain Dow Jones executives under the change in control plan Dow Jones had previously established, non-cancelable lease commitments and lease termination charges for leased facilities that will be exited and other contract termination costs associated with the restructuring activities.

Changes in the plan liabilities were as follows (in millions):

	For the three months ended March 31,		For the nine months ended March 31,
	2009	2008	2009	2008
	(in millions)
Beginning of period	$171	$150	$180	$—
Additions	—	—	40	150
Payments	(31)	—	(80)	—

End of period	$140	$150	$140	$150

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Share Exchange Agreement

In February 2008, the Company closed the transactions contemplated by the share exchange agreement (the “Share Exchange Agreement”) with Liberty Media Corporation (“Liberty”). Pursuant to the terms of the Share Exchange Agreement, Liberty exchanged its entire interest in the Company’s common stock (approximately 325 million shares of Class A Common Stock and 188 million shares of News Corporation Class B common stock, par value $0.01 per share (“Class B Common Stock”)) for 100% of the stock of a wholly-owned subsidiary, whose holdings consisted of the Company’s approximate 41% interest (approximately 470 million shares) in The DIRECTV Group, Inc. (“DIRECTV”) constituting the Company’s entire interest in DIRECTV, three of the Company’s Regional Sports Networks (FSN Northwest, FSN Pittsburgh and FSN Rocky Mountain) (the “Three RSNs”) and approximately $625 million in cash (the “Exchange”). The Exchange resulted in the divestiture of the Company’s entire interest in DIRECTV and the Three RSNs to Liberty. The consideration was negotiated between the parties and the Share Exchange Agreement was approved by the disinterested stockholders of the Company. A tax-free gain of $1.7 billion on the Exchange was recognized in Other, net in the consolidated statements of operations in fiscal 2008. Upon the closing of the Exchange, the Company entered into a non-competition agreement with DIRECTV and non-competition agreements with each of the Three RSNs, in each case, restricting its right to compete for a period of four years with DIRECTV and the Three RSNs in the respective regions in which such entities were operating on the closing date of the Share Exchange Agreement.

Note 3—Receivables, net

Receivables, net consisted of:

	At March 31, 2009	At June 30, 2008
	(in millions)
Total receivables	$7,664	$8,538
Allowance for returns and doubtful accounts	(1,043)	(1,089)

Total receivables, net	6,621	7,449
Less: current receivables, net	6,348	6,985

Non-current receivables, net	$273	$464

Note 4—Restructuring Programs

In fiscal 2009, certain of the markets in which the Company’s businesses operate have experienced a weakening in the economic climate which has adversely affected advertising revenue and other consumer driven spending. As a result, a number of the Company’s businesses implemented a series of operational actions to address the Company’s cost structure. During the three and nine months ended March 31, 2009, the Company recorded restructuring charges of approximately $54 million and $83 million, respectively, which are included in operating expenses in the unaudited consolidated statements of operations. These charges consist of severance costs, lease termination costs and other associated costs. The severance costs represent approximately 75% of the total restructuring costs for both the three and nine month periods ended March 31, 2009. The restructuring charges primarily relate to $30 million recorded at the Book Publishing segment during both the three and nine months ended March 31, 2008, and $23 million and $51 million recorded at the Newspapers and Information Services segments during the three and nine months ended March 31, 2009, respectively.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Inventories, net

The Company’s inventories were comprised of the following:

	At March 31, 2009	At June 30, 2008
	(in millions)
Programming rights	$3,128	$2,645
Books, DVDs, paper and other merchandise	384	510
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	504	475
Completed, not released	77	102
In production	798	806
In development or preproduction	93	54

	1,472	1,437

Television productions:
Released (including acquired libraries)	601	469
Completed, not released	8	—
In production	268	256
In development or preproduction	—	2

	877	727

Total filmed entertainment costs, less accumulated amortization (a)	2,349	2,164

Total inventories, net	5,861	5,319
Less: current portion of inventories, net (b)	2,581	2,255

Total non-current inventories, net	$3,280	$3,064

(a)

Does not include $498 million and $522 million of net intangible film library costs as of March 31, 2009 and June 30, 2008, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheets.

(b)	Current inventory as of March 31, 2009 and June 30, 2008 was comprised of programming rights ($2,229 million and $1,781 million, respectively), books, DVDs, paper and other merchandise.

Note 6—Investments

The Company’s investments were comprised of the following:

		Ownership Percentage		At March 31, 2009	At June 30, 2008
				(in millions)
Equity method investments:
British Sky Broadcasting Group plc (1)	U.K. DBS operator	39%		$802	$977
Sky Network Television Ltd. (1)	New Zealand media company	44%		268	352
NDS (2)	U.K. Digital technology company	49%		227	—
Premiere AG (1)	German pay-TV operator	30	% (3)	148	673
Other equity method investments		various		675	766
Fair value of available-for-sale investments		various		99	136
Other investments		various		296	380

				$2,515	$3,284

(1)

The market values of the Company’s investment in British Sky Broadcasting Group plc (“BSkyB”), Sky Network Television Ltd. and Premiere AG (“Premiere”) were $4,151 million, $402 million and $99 million at March 31, 2009, respectively.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(2)

In February 2009, the Company sold a portion of its ownership stake in NDS. As a result of the sale, the Company’s investment in NDS was accounted for under the equity method of accounting subsequent to February 5, 2009. (See Note 2—Acquisitions, Disposals and Other Transactions for further discussion)

(3)

In the nine months ended March 31, 2009 the Company entered into a series of purchase transactions resulting in the Company acquiring an additional 5% interest in Premiere. As of March 31, 2009, the Company’s ownership percentage in Premiere was 30%. (See Fiscal Year 2009 Acquisitions, Disposals and Other Transactions below and Note 17—Subsequent Events for further discussion)

The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	At March 31, 2009	At June 30, 2008
	(in millions)
Cost basis of available-for-sale investments	$38	$28
Accumulated gross unrealized gain	63	108
Accumulated gross unrealized loss	(2)	—

Fair value of available-for-sale investments	$99	$136

Deferred tax liability	$19	$37

Fiscal Year 2009 Acquisitions, Disposals and Other Transactions

Investments in Premiere

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

As previously disclosed, in December 2008, the Company entered into an agreement with Premiere and the bank syndicate of Premiere to provide Premiere with a new financing structure and additional capital through two equity capital increases. The first and second equity capital increases were structured as rights issues and were completed in January 2009 and April 2009, respectively. In the first equity capital increase, the Company purchased additional shares of Premiere for approximately $33 million. In the second equity capital increase, the Company purchased additional shares of Premiere for approximately $150 million, increasing the Company’s ownership percentage in Premiere to 30.5%. Upon the completion of the second capital increase, the Company has no further financial commitments to Premiere.

Impairment of Investments in Premiere

On October 2, 2008, Premiere announced guidance on its earnings before interest, taxes and depreciation (“EBITDA”) indicating results substantially below prior guidance for calendar 2008. Premiere also announced that it had adopted a new classification of subscribers at September 30, 2008. The day after this announcement, Premiere experienced a significant decline in its market value. As a result of this decline, the Company’s carrying value in Premiere exceeded its market value based upon Premiere’s closing share price of €4.38 on October 3, 2008. The Company believes that this decline was not temporary based on the assessment described below and, accordingly, recorded an impairment charge of $422 million representing the difference between the Company’s carrying value and the market value which was included in Equity (losses) earnings of affiliates in the Company’s unaudited consolidated statements of operations for the nine months ended March 31, 2009.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other

In August 2008, the Company entered into an agreement providing for the restructuring of the Company’s content acquisition agreements with Balaji Telefilms Ltd (“Balaji”). As part of this restructuring agreement, the Company no longer has representation on Balaji’s board and does not have significant influence in management decisions; therefore, the Company believes that it no longer has the ability to exercise significant influence over Balaji. Accordingly, the Company accounts for its investment under the cost method of accounting and, the carrying value is adjusted to market value each reporting period as required under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

On February 5, 2009, the Permira Newcos and NDS completed a transaction resulting in the Permira Newcos and the Company owning approximately 51% and 49% of NDS, respectively. The Company’s remaining interest in NDS is accounted for under the equity method of accounting. (See Note 2—Acquisitions, Disposals and Other Transactions for further discussion)

The Company regularly reviews cost method investments for impairments based on criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold its investment until recovery and the investment’s financial strength and specific prospects. In the nine months ended March 31, 2009 and 2008, the Company wrote down certain cost method investments by approximately $110 million and $125 million, respectively, which are included in Other, net in the unaudited consolidated statements of operations. The write-down in the nine months ended March 31, 2009 included a $58 million impairment related to an investment in a sports and entertainment company and a $38 million impairment related to a television content production company. The write-down in the nine months ended March 31, 2008 included a $115 million impairment related to an Asian premium movie channel. The above write-downs were taken as a result of either the deteriorating financial position of the investee or due to a permanent impairment resulting from sustained losses and limited prospects for recovery.

Fiscal Year 2008 Acquisitions, Disposals and Other Transactions

In March 2008, the Company and its joint venture partner completed a series of transactions and sold its entire interest in the cable systems in Taiwan, in which the Company maintained a minority interest ownership, to third parties for aggregate cash consideration of approximately $360 million. The Company recognized pre-tax gains totaling approximately $133 million on the sales included in Other, net in the consolidated statements of operations in fiscal 2008, of which $23 million and $125 million was recognized in the three and nine months ended March 31, 2008, respectively.

Effective September 30, 2007, National Geographic Television gave the Company control over National Geographic Channel US (“NGC US”) in which the Company has a 67% equity interest. Accordingly, the results of NGC US have been included in the Company’s consolidated results of operations since October 2007.

During the nine months ended March 31, 2008, the Company acquired an additional 27% stake in NGC Network (UK) Limited (“NGC UK”) in exchange for a 23% interest in NGC Network International LLC (“NGC International”) and a 14% interest in NGC Network Latin America LLC (“NGC Latin America”). As a result of this transaction, the Company owns 52% of NGC International, NGC Latin America and NGC UK. In January 2007, the Company obtained operating control over NGC International and NGC Latin America and has included their results in the Company’s consolidated results of operations since January 2007. The Company has included the operating results of NGC UK in the Company’s consolidated results of operations in the nine months ended March 31, 2008.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Fair Value

In accordance with SFAS No. 157, fair value measurements are required to be disclosed using a three-tiered fair value hierarchy which distinguishes market participant assumptions into the following categories: (i) inputs that are quoted prices in active markets (“Level 1”); (ii) inputs other than quoted prices included within Level 1 that are observable, including quoted prices for similar assets or liabilities (“Level 2”); and (iii) inputs that require the entity to use its own assumptions about market participant assumptions (“Level 3”). Additionally, in accordance with SFAS No. 161, we have included additional disclosures about the Company’s derivatives and hedging activities (Level 2 and 3 items).

The table below presents information about financial assets and liabilities carried at fair value on a recurring basis as of March 31, 2009:

Description	Total as of March 31, 2009	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities (1)	$99	$99	$—		$—
Liabilities
Derivatives	(4)	—	(4	)(2)	—
Minority Interest Liability
Minority put arrangements (3)	(271)	—	—		(271)

Total	$(176)	$99	$(4)		$(271)

(1)	See Note 6—Investments
(2)

Represents derivatives associated with the Company’s exchangeable securities and foreign exchange forward contracts designated as hedges and other financial instruments. As of March 31, 2009, fair value of warrants related to the TOPrS of approximately $2 million was included in non-current liabilities. The fair value of the foreign exchange forward contracts was approximately $2 million and offset the underlying hedged balances. Cash flows from the settlement of foreign exchange forward contracts offset cash flows from the underlying hedged item and are included in operating activities in the unaudited consolidated statements of cash flows. The Company uses financial instruments designated as cash flow hedges primarily to hedge its limited exposures to foreign currency exchange risks associated with the costs for producing films abroad. The effective changes in fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income with foreign currency translation adjustments. Amounts are reclassified from accumulated other comprehensive income when the underlying hedged item is recognized in earnings. If derivatives are not designated as hedges, changes in fair value are recorded in earnings.

(3)

The Company accounts for the minority put arrangements in accordance with Emerging Issues Task Force (“EITF”) Topic D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”) because their exercise is outside the control of the Company and, accordingly, as of March 31, 2009, has included the fair value of the put rights in minority interest in subsidiaries in the unaudited consolidated balance sheets. The majority of the minority put arrangements recorded at fair value are a put arrangement held by the minority shareholder in one of the Company’s majority-owned Regional Sports Networks (“RSN”), a put right held by the minority stockholders of Media Support Services Limited (“MSS”), a majority-owned subsidiary of the Company and put rights held by the minority shareholders of the Company’s Star Jupiter venture.

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

The fair value of the minority stockholders’ put right in Star Jupiter was determined using a discounted cash flow analysis.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the beginning and ending balances of liabilities classified as Level 3 measurements and identifies the net income (losses) the Company recognized during the three and nine months ended March 31, 2009 on such liabilities:

(in millions)	For the three months ended March 31, 2009	For the nine months ended March 31, 2009
Beginning of period	$(224)	$(238)
Total gains (losses) included in net income	55	61
Purchases, distributions, other	(102)	(94)

End of period	$(271)	$(271)

Note 8—Goodwill, Intangible Assets and Other Long-lived Assets

In accordance with SFAS No. 142, the Company’s goodwill and indefinite-lived intangible assets, which primarily consist of Federal Communications Commission (“FCC”) licenses, are reviewed annually for impairment or earlier if events occur or circumstances change that would more likely than not reduce the fair value of the Company’s goodwill and indefinite-lived intangible assets below their carrying amount. During the second quarter of fiscal 2009, the Company performed an interim impairment review because the Company believed events had occurred and circumstances had changed that would more likely than not reduce the fair value of the Company’s goodwill and indefinite-lived intangible assets below their carrying amounts. These events included: (a) the continued decline of the price of the Class A Common Stock and Class B Common Stock; (b) the reduced growth in advertising revenues; (c) the decline in the operating profit margins in some of the Company’s advertising-based businesses; and (d) the decline in the valuations of other television stations, newspapers and advertising-based companies as determined by the current trading values of those companies.

The Company’s goodwill impairment review is determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit by primarily using a discounted cash flow analysis and market-based valuation approach methodologies. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. The cash flows employed in the analyses are based on the Company’s estimated outlook and various growth rates have been assumed for years beyond the long-term business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators, such as comparable public company trading values. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment review is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment review is required to be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment review compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The Company performed an impairment review consisting of a comparison of the estimated fair value of the Company’s FCC licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method, assuming a hypothetical start-up scenario for a broadcast station in each of the markets the Company operates in. The significant assumptions used were the discount rate and terminal growth rates and operating margins, as well as industry data on future advertising revenues in the markets where the Company owns television stations. These assumptions are based on actual historical performance in each market and estimates of future performance in each market. These assumptions take into account the weakening of advertising markets that have affected both the national and local markets in which the Company’s stations operate.

The assumptions noted above take into account the weakening of the economies in the markets where the Company’s businesses operate, which the Company expects will continue through at least the remainder of 2009. The assumptions have been adjusted since the Company’s annual impairment review conducted in fiscal 2008 to reflect the weakened global economies and, in particular, the advertising markets. Accordingly, the market growth rates and operating profit margin assumptions were lowered to reflect the current general economic trends in the markets where the Company’s businesses operate. The potential increase in the goodwill impairment charge resulting from a 10% adverse change in the estimated value of the impaired reporting units would be

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

approximately $900 million. The potential increase in the FCC licenses impairment charge resulting from a 10% adverse change in the assumptions above would be approximately $480 million.

As a result of this impairment review, the Company recorded a non-cash impairment charge of approximately $8.4 billion in the nine months ended March 31, 2009. The charge consisted of a write-down of the Company’s indefinite-lived intangibles (primarily FCC licenses) of $4.6 billion, a write-down of $3.6 billion of goodwill and a write-down of Newspapers and Information Services fixed assets of $185 million in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result of the continued adverse economic conditions in the markets in which the Company conducts business, the Company will continue to monitor its goodwill, indefinite-lived intangible assets and long-lived assets for possible future impairment.

The carrying values of the Company’s intangible assets and related accumulated amortization were as follows:

	Weighted average useful lives	At March 31, 2009	At June 30, 2008
		(in millions)
FCC licenses	Indefinite-lived	$2,404	$7,015
Distribution networks	Indefinite-lived	745	752
Publishing rights and imprints	Indefinite-lived	508	506
Newspaper mastheads	Indefinite-lived	2,054	2,679
Other	Indefinite-lived	1,329	1,369

Intangible assets not subject to amortization		7,040	12,321

Film library, net of accumulated amortization of $125 million and $101 million as of March 31, 2009 and June 30, 2008, respectively	20 years	498	522
Other intangible assets, net of accumulated amortization of $399 million and $376 million as of March 31, 2009 and June 30, 2008, respectively	3 - 25 years	1,310	1,617

Total intangibles, net		$8,848	$14,460

Intangible assets, net decreased $5.6 billion during the nine months ended March 31, 2009, primarily due to non-cash impairment charges of $4.6 billion related to FCC licenses and newspaper mastheads at the Company’s Television and Newspapers and Information Services segments of $4.2 billion and $400 million, respectively. In addition, FCC licenses at the Television segment decreased an additional $430 million due to the sale of the Stations in July 2008. Also contributing to the decreases were unfavorable foreign currency translation adjustments of $378 million. (See Note 2 – Acquisitions, Disposals, and Other Transactions for further discussion on the sale of the Stations)

The changes in carrying value of goodwill, by segment, were as follows:

	Balance at June 30, 2008	Additions	Impairments	Adjustments	Balance at March 31, 2009
	(in millions)
Filmed Entertainment	$1,071	$—	$—	$—	$1,071
Television	3,326	255	(376)	(217)	2,988
Cable Network Programming	5,071	2	—	(33)	5,040
Direct Broadcast Satellite Television	689	—	—	(108)	581
Magazines and Inserts	257	29	—	—	286
Newspapers and Information Services	5,824	6	(2,424)	(357)	3,049
Book Publishing	2	1	—	—	3
Other	2,380	43	(821)	(99)	1,503

Total goodwill	$18,620	$336	$(3,621)	$(814)	$14,521

Goodwill balances decreased $4.1 billion during the nine months ended March 31, 2009. This decrease was primarily due to non-cash impairment charges taken during the nine months ended March 31, 2009 of $3.6 billion. The impairments at the Television and Newspapers and Information Services segments were due to a decline in the advertising-based businesses and lower projected

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

growth. The Other segment impairment was due to higher valuations assigned to recent acquisitions, principally IGN, Photobucket and Jamba, that can no longer be sustained due to the decline in advertising-based businesses and the expected decline in future revenues. Also contributing to this decrease was foreign currency translation adjustments of $600 million and a reduction of $217 million at the Television segment due to the sale of the Stations in July 2008. The finalization of purchase price allocations and new acquisitions offset the decrease in goodwill by $339 million, primarily due to the formation of the Star Jupiter venture in January 2009.

Note 9—Borrowings

Notes due 2019 and 2039

In February 2009, the Company issued $700 million of 6.90% Senior Notes due 2019 and $300 million of 7.85% Senior Notes due 2039. The net proceeds received of approximately $993 million will be used for general corporate purposes. These notes were issued under the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America Incorporated, the guarantor named therein and The Bank of New York Mellon (formerly The Bank of New York), as Trustee.

BUCS

As of March 31, 2009, $1,592 million of the 0.75 % BUCS was classified as current borrowings. The holders of the BUCS have the right to tender the BUCS for redemption on March 15, 2010 for payment of the adjusted liquidation preference plus accrued and unpaid distributions and any final period distribution in, at the Company’s election, cash, BSkyB ordinary shares, the Class A Common Stock or any combination thereof. The Company may redeem the BUCS for cash, BSkyB ordinary shares or a combination thereof in whole or in part, at any time on or after March 20, 2010, at the adjusted liquidation preference of the BUCS plus any accrued and unpaid distributions and any final period distribution thereon.

Notes due 2038

The Company’s $250 million 6.75% Senior Debenture due January 2038 may be put, at the option of the holder, to the Company in January 2010 at par and was classified as current borrowings as of March 31, 2009.

Note 10—Stockholders’ Equity

The Company declared a dividend of $0.06 per share on both its Class A Common Stock and its Class B Common Stock in the three months ended September 30, 2008, which was paid in October 2008 to stockholders of record on September 10, 2008. The total aggregate dividend paid to stockholders in October 2008 was approximately $154 million.

The Company declared a dividend of $0.06 per share on both its Class A Common Stock and its Class B Common Stock in the three months ended March 31, 2009, which was paid in April 2009 to stockholders of record on March 11, 2009. The total aggregate dividend paid to stockholders in April 2009 was approximately $160 million.

Note 11—Equity Based Compensation

The following table summarizes the Company’s equity-based compensation transactions:

	For the three months ended March 31,		For the nine months ended March 31,
	2009 (1)	2008	2009 (1)	2008
	(in millions)		(in millions)
Equity-based compensation	$42	$43	$115	$115

Cash received from exercise of equity-based compensation	$—	$9	$3	$65

Total intrinsic value of stock options exercised	$—	$6	$—	$49

(1)

Excludes amounts related to NDS equity-based compensation awards for the three and nine months ended March 31, 2009, respectively, of: $35 million and $44 million in equity-based compensation expense; $69 million and $70 million in cash received from exercise of equity-

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

based compensation; and $72 million and $73 million in intrinsic value of stock option exercised. In February 2009, Company sold a portion of its investment in NDS. (See Note 2 – Acquisitions, Disposals and Other Transactions)

At March 31, 2009, the Company’s total compensation cost related to non-vested stock options, RSUs and stock appreciation rights not yet recognized for all plans was approximately $230 million, the majority of which is expected to be recognized over the next three fiscal years. Compensation expense on all equity-based awards is recognized on a straight-line basis over the vesting period of the entire award.

Stock options exercised during the nine months ended March 31, 2009 and 2008 resulted in the Company’s issuance of approximately 0.2 million and 4.2 million shares of Class A Common Stock, respectively. The Company recognized a tax benefit on stock options exercised of $0.3 million and $12.2 million for the nine months ended March 31, 2009 and 2008, respectively.

During the nine months ended March 31, 2009, the Company issued 10.2 million RSUs. These RSUs will be settled in shares of Class A Common Stock upon vesting, except for approximately 1.9 million RSUs that will be settled in cash. RSUs granted to executive directors and certain awards granted to employees in certain foreign locations are settled in cash. At March 31, 2009 and June 30, 2008, the liability for cash-settled RSUs was $32 million and $80 million, respectively.

During the nine months ended March 31, 2009 and 2008, approximately 8.7 million and 5.4 million RSUs vested, respectively, of which approximately 6.9 million and 4.7 million, respectively, were settled in Class A Common Stock, before statutory tax withholdings, and the remaining RSUs were settled in cash. The Company recognized a tax benefit on vested RSUs of $4 million for both the nine months ended March 31, 2009 and 2008.

Note 12—Commitments and Guarantees

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

Note 13—Contingencies

Intermix

FIM Transaction

On August 26, 2005 and August 30, 2005, two purported class action lawsuits captioned, respectively, Ron Sheppard v. Richard Rosenblatt et. al., and John Friedmann v. Intermix Media, Inc. et al, were filed in the California Superior Court, County of Los Angeles. Both lawsuits named as defendants all of the then incumbent members of the Intermix Board, including Mr. Rosenblatt, Intermix’s former Chief Executive Officer, and certain entities affiliated with VantagePoint Venture Partners (“VantagePoint”), a former major Intermix stockholder. The complaints alleged that, in pursuing the transaction whereby Intermix was to be acquired by FIM (the “FIM Transaction”) and approving the related merger agreement, the director defendants breached their fiduciary duties to Intermix stockholders by, among other things, engaging in self-dealing and failing to obtain the highest price reasonably available for Intermix and its stockholders. The complaints further alleged that the merger agreement resulted from a flawed process and that the defendants tailored the terms of the merger to advance their own interests. The FIM Transaction was consummated on September 30, 2005. The Friedmann and Sheppard lawsuits were subsequently consolidated and, on January 17, 2006, a consolidated amended complaint was filed (the “Intermix Media Shareholder Litigation”). The plaintiffs in the consolidated action sought various forms of declaratory relief, damages, disgorgement and fees and costs. On March 20, 2006, the court ordered that substantially identical claims asserted in a separate state action filed by Brad Greenspan, captioned Greenspan v. Intermix Media, Inc., et al., be severed and related to the Intermix Media Shareholder Litigation . The defendants filed demurrers seeking dismissal of all claims in the Intermix Media Shareholder Litigation and the severed Greenspan claims. On October 6, 2006, the court sustained the demurrers without leave to amend. On December 13, 2006, the court dismissed the complaints and entered judgment for the defendants. Greenspan and plaintiffs in the Intermix Media Shareholder Litigation filed notices of appeal. The Court of Appeal heard arguments on the fully briefed appeal on October 23, 2008. On November 11, 2008, the Court of Appeal issued an unpublished opinion affirming Judge Kuhl’s dismissal on all counts. On December 19, 2008, shareholder appellants filed a Petition for Review with the California Supreme Court. After the

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

lower court sustained the demurrers in the Intermix Media Shareholder Litigation, co-counsel for certain of plaintiffs moved for an award of attorney’s fees and costs under a common law substantial benefit theory. On October 4, 2007, the court granted the motion and denied defendants’ application to tax costs. After defendants filed a notice of appeal, the matter was resolved.

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

Prior to dismissing his derivative lawsuit, in August 2005, Mr. Greenspan filed another complaint in Los Angeles Superior Court against the same defendants. The complaint, for breach of fiduciary duty, included substantially the same allegations made by Mr. Greenspan in the above-referenced lawsuit. Mr. Greenspan further alleged that defendants’ actions have, with the FIM Transaction, culminated in the loss of Mr. Greenspan’s interest in Intermix for a cash payment allegedly below its value. On October 31, 2005, the defendants filed motions seeking dismissal of the lawsuit on the grounds that the complaint failed to state any cause of action. Instead of responding to these motions, Mr. Greenspan filed an amended complaint on February 21, 2006, in which Mr. Greenspan omitted certain previously named defendants and added two other former directors as defendants. In this amended complaint, Mr. Greenspan asserted seven causes of action. The first two causes of action, for intentional interference with prospective economic advantage and violation of California’s Business Professions Code section 17200, generally related to Intermix’s decision to consummate its Series C Preferred Stock financing with VantagePoint in October 2003 and allege that Mr. Greenspan was “forced” to resign. The third through sixth causes of action asserted various claims for breach of fiduciary duty related to the FIM Transaction and substantially mirrored the allegations in the Intermix Media Shareholder Litigation. By Order of March 20, 2006, the court ordered that Mr. Greenspan’s claims based on the FIM Transaction be severed from the rest of his complaint and coordinated with the claims asserted in the Intermix Media Shareholder Litigation. Mr. Greenspan asserted a seventh cause of action against Intermix for indemnification. In his amended complaint, Mr. Greenspan sought compensatory and consequential damages, punitive damages, fees and costs, injunctive relief and other remedies. Motions to dismiss the first six causes of action were filed and, on October 6, 2006, granted without leave to amend. On November 21, 2006, Mr. Greenspan dismissed with prejudice the seventh cause of action for indemnity, which was the only remaining claim and his sole cause of action against Intermix. On January 24, 2007, Mr. Greenspan filed a notice of appeal of the court’s October 6, 2006 ruling. The Court of Appeal heard arguments on the fully briefed appeal on October 23, 2008. On November 11, 2008, the Court of Appeal issued an unpublished opinion affirming Judge Kuhl’s dismissal on all counts. As noted above, the shareholder-plaintiffs, but not Greenspan, filed a Petition for Review with the California Supreme Court on December 19, 2008. On February 18, 2009, the California Supreme Court denied the Petition for Review.

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

Discovery has been completed in the federal action. The parties have exchanged expert reports and have filed summary judgment motions. No hearing date has been set for the summary judgment motions. The assigned judge recused himself in February 2009

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

resulting in the previously set April 2009 trial date being taken off calendar. No new trial date has been set, and the new judge has said that the pending summary judgment motion will not be decided until after the trial in the Michigan state case.

On March 9, 2007, Valassis filed a two-count complaint in Michigan state court against News America. That complaint, which was based on the same factual allegations as the federal complaint discussed above, alleged that News America tortiously interfered with Valassis’ business relationships and that News America unfairly competed with Valassis. The complaint sought injunctive relief, damages, fees and costs. On May 4, 2007, News America filed a motion to dismiss or, in the alternative stay, that complaint. On August 14, 2007, the Court denied the motion. On July 7, 2008, Valassis filed an Amended Complaint alleging the same causes of action, based on essentially the same factual allegations and seeking the same relief. News America moved to dismiss the Amended Complaint and on October 10, 2008, the Court denied the motion. The parties have completed discovery, which was combined with the federal case discussed above and the California state case discussed below. The trial scheduled to begin on January 12, 2009 was postponed. The court denied News America’s motion for summary judgment in January 2009. Trial is scheduled to commence on May 27, 2009.

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

The Company’s operations are subject to tax in various domestic and international jurisdictions and as a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. During the three months ended March 31, 2009 certain audits were completed. Due to the completion of these audits, certain tax matters were resolved, including the amounts of certain deductions. As a result, the Company has reduced its accrual for uncertain tax positions, net of an increase in current liabilities, by approximately $1.2 billion as of March 31, 2009 and has recognized a non-cash tax benefit of approximately $1.2 billion and $1.1 billion for the three and nine months ended March 31, 2009, respectively. The Company will make payments of approximately $300 million with respect to adjustments from these audits which are reflected in the unaudited consolidated balance sheets in current liabilities. The Company believes it has appropriately accrued for the expected outcome of all other pending tax matters that it can estimate at this time and does not currently anticipate that the ultimate resolution of other pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

Note 14—Pension Plans and Other Postretirement Benefits

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit costs were as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended March 31,
	2009	2008	2009	2008
	(in millions)
Service cost benefits earned during the period	$18	$22	$1	$2
Interest costs on projected benefit obligation	40	40	6	6
Expected return on plan assets	(36)	(42)	—	—
Amortization of deferred losses	4	4	—	—
Other	4	—	(2)	(1)

Net periodic costs	$30	$24	$5	$7

Cash contributions	$52	$9	$4	$5

	For the nine months ended March 31,
	2009	2008	2009	2008
	(in millions)
Service cost benefits earned during the period	$56	$64	$5	$4
Interest costs on projected benefit obligation	124	110	16	10
Expected return on plan assets	(113)	(122)	—	—
Amortization of deferred losses	12	12	—	1
Other	5	—	(7)	(4)

Net periodic costs	$84	$64	$14	$11

Cash contributions	$85	$20	$12	$9

Note 15—Segment Information

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

•	Book Publishing, which principally consists of the publication of English language books throughout the world.

•

Other, which principally consists of Fox Interactive Media, which operates the Company’s Internet activities and News Outdoor, an advertising business which offers display advertising in outdoor locations primarily throughout Russia and Eastern Europe.

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

Adjusted operating income (loss) is defined as Operating income (loss) plus impairment charges and eliminates the variable effect across all business segments of the non-cash impairment charges recorded in the nine months ended March 31, 2009. An impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset.

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

Management believes that Adjusted operating income (loss) and Adjusted operating income (loss) before depreciation and amortization are appropriate measures for evaluating the operating performance of the Company’s business segments. Adjusted operating income (loss) and Adjusted operating income (loss) before depreciation and amortization provide management, investors and equity analysts measures to analyze operating performance of each of the Company’s business segments and its enterprise value against historical data and competitors’ data, although historical results, including Adjusted operating income (loss) before depreciation and amortization, may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended March 31,		For the nine months ended March 31,
	2009	2008	2009	2008
	(in millions)		(in millions)
Revenues:
Filmed Entertainment	$1,472	$1,618	$4,216	$5,176
Television	1,283	1,799	3,526	4,474
Cable Network Programming	1,416	1,270	4,083	3,608
Direct Broadcast Satellite Television	924	993	2,815	2,695
Magazines and Inserts	316	299	859	836
Newspapers and Information Services	1,248	1,744	4,458	4,404
Book Publishing	243	302	863	1,038
Other	471	725	1,933	2,176

Total revenues	$7,373	$8,750	$22,753	$24,407

Operating income (loss):
Filmed Entertainment	$282	$261	$645	$1,026
Television	4	419	76	847
Cable Network Programming	429	330	1,236	956
Direct Broadcast Satellite Television	63	97	238	207
Magazines and Inserts	97	93	251	257
Newspapers and Information Services	7	216	320	505
Book Publishing	(38)	29	(12)	132
Other	(89)	(7)	(228)	(27)

Total adjusted operating income	755	1,438	2,526	3,903
Impairment charges	—	—	(8,444)	—

Total operating income (loss)	$755	$1,438	$(5,918)	$3,903

Equity (losses) earnings of affiliates	(40)	109	(369)	305
Interest expense, net	(238)	(244)	(690)	(702)
Interest income	16	37	76	215
Other, net	1,132	1,673	1,338	1,860

Income (loss) before income tax expense and minority interest in subsidiaries	1,625	3,013	(5,563)	5,581
Income tax benefit (expense)	1,103	(300)	2,436	(1,234)
Minority interest in subsidiaries, net of tax	(1)	(19)	(48)	(89)

Net income (loss)	$2,727	$2,694	$(3,175)	$4,258

Equity (losses) earnings of affiliates, Interest expense, net, Interest income, Other, net, Income tax benefit (expense) and Minority interest in subsidiaries are not allocated to segments as they are not under the control of segment management.

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $285 million and $241 million for the three months ended March 31, 2009 and 2008, respectively, and of approximately $728 million and $666 million for the nine months ended March 31, 2009 and 2008, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profit generated primarily by the Filmed Entertainment segment of approximately $3 million and $25 million for the three months ended March 31, 2009 and 2008, respectively, and of approximately $37 million and $66 million for the nine months ended March 31, 2009 and 2008, respectively, have been eliminated within the Filmed Entertainment segment.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended March 31, 2009
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$282	$22	$—	$304
Television	4	27	—	31
Cable Network Programming	429	32	22	483
Direct Broadcast Satellite Television	63	59	—	122
Magazines and Inserts	97	3	—	100
Newspapers and Information Services	7	74	—	81
Book Publishing	(38)	2	—	(36)
Other	(89)	55	—	(34)

Total	$755	$274	$22	$1,051

	For the three months ended March 31, 2008
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income before depreciation and amortization
	(in millions)
Filmed Entertainment	$261	$22	$—	$283
Television	419	25	—	444
Cable Network Programming	330	28	22	380
Direct Broadcast Satellite Television	97	59	—	156
Magazines and Inserts	93	2	—	95
Newspapers and Information Services	216	97	—	313
Book Publishing	29	2	—	31
Other	(7)	57	—	50

Total	$1,438	$292	$22	$1,752

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended March 31, 2009
	Operating income (loss)	Impairment charges	Adjusted Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Adjusted Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$645	$—	$645	$68	$—	$713
Television	(4,481)	4,557	76	72	—	148
Cable Network Programming	1,236	—	1,236	89	64	1,389
Direct Broadcast Satellite Television	238	—	238	175	—	413
Magazines and Inserts	251	—	251	8	—	259
Newspapers and Information Services	(2,735)	3,055	320	240	—	560
Book Publishing	(12)	—	(12)	6	—	(6)
Other	(1,060)	832	(228)	195	—	(33)

Total	$(5,918)	$8,444	$2,526	$853	$64	$3,443

	For the nine months ended March 31, 2008
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income before depreciation and amortization
	(in millions)
Filmed Entertainment	$1,026	$64	$—	$1,090
Television	847	74	—	921
Cable Network Programming	956	67	57	1,080
Direct Broadcast Satellite Television	207	163	—	370
Magazines and Inserts	257	6	—	263
Newspapers and Information Services	505	341	—	846
Book Publishing	132	6	—	138
Other	(27)	180	—	153

Total	$3,903	$901	$57	$4,861

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	At March 31, 2009	At June 30, 2008
	(in millions)
Total assets:
Filmed Entertainment	$7,157	$7,122
Television (1)	8,271	13,158
Cable Network Programming	9,932	9,566
Direct Broadcast Satellite Television	2,459	2,589
Magazines and Inserts	1,389	1,328
Newspapers and Information Services (1)	8,556	12,756
Book Publishing	1,549	1,696
Other (1)	10,217	10,809
Investments	2,515	3,284

Total assets	$52,045	$62,308

Goodwill and Intangible assets, net:
Filmed Entertainment	$1,924	$1,948
Television (1)	5,430	10,342
Cable Network Programming	5,791	5,836
Direct Broadcast Satellite Television	582	691
Magazines and Inserts	1,031	1,009
Newspapers and Information Services (1)	5,751	9,334
Book Publishing	511	508
Other (1)	2,349	3,412

Total goodwill and intangibles, net	$23,369	$33,080

(1)	See Note 8—Goodwill, Intangible Assets, and Other Long-lived Assets

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 16—Additional Financial Information

Supplemental Cash Flow Information

	For the nine months ended March 31,
	2009	2008
	(in millions)
Supplemental cash flow information:
Cash paid for income taxes	$(995)	$(1,405)
Cash paid for interest	(604)	(598)
Sale of other investments	12	10
Purchase of other investments	(77)	(599)

Supplemental information on businesses acquired:
Fair value of assets acquired	646	8,306
Cash acquired	2	92
Less: Liabilities assumed	77	(2,414)
Minority interest decrease (increase)	64	(205)
Cash paid	(789)	(5,583)

Fair value of equity instruments issued to third parties	—	196
Issuance of subsidiary common units	—	165

Fair value of equity instrument consideration	$—	$31

Other, net consisted of the following:

	For the three months ended March 31,		For the nine months ended March 31,
	2009	2008	2009	2008
	(in millions)
Gain on sale of NDS shares (a)	$1,249	$—	$1,249	$—
Gain on the sale of the Stations (a)	—	—	232	—
Loss on the sale of Polish television broadcaster (a)	—	—	(100)	—
Gain on Share Exchange Agreement (a)	—	1,682	—	1,682
Impairment of cost based investments (b)	(110)	(123)	(110)	(125)
Gain on the sale of China Network Systems (b)	3	23	6	125
Change in fair value of exchangeable securities and other financial instruments (c)	36	104	112	206
Other	(46)	(13)	(51)	(28)

Total Other, net	$1,132	$1,673	$1,338	$1,860

(a)	See Note 2—Acquisitions, Disposals and Other Transactions
(b)	See Note 6—Investments
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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 17—Subsequent Events

In April 2009, Premiere completed a second equity capital increase in which the Company purchased additional shares of Premiere for approximately $150 million, increasing the Company’s ownership percentage in Premiere to 30.5%. (See
Note 6—Investments)

Note 18—Supplemental Guarantor Information

In May 2007, News America Incorporated (“NAI”), a subsidiary of the Company, entered into a credit agreement (the “Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein (the “Lenders”), Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent. The Credit Agreement provides a $2.25 billion unsecured revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit. NAI may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.08% regardless of facility usage. The Company pays interest for borrowings at LIBOR plus 0.27% and pays commission fees on letters of credit at 0.27%. The Company pays an additional fee of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. The maturity date is in May 2012, however, NAI may request that the Lenders’ commitments be renewed for up to two additional one year periods.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended March 31, 2009

(US$ in millions)

	News America Incorporated	News Corporation	Non- Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$2	$—	$7,371	$—	7,373
Expenses	78	—	6,540	—	6,618

Operating (loss) income	(76)	—	831	—	755

Other income (expense):
Equity (losses) earnings of affiliates	2	—	(42)	—	(40)
Interest expense, net	(544)	(276)	14	568	(238)
Interest income	2	—	582	(568)	16
Earnings (losses) from subsidiary entities	153	2,944	—	(3,097)	—
Other, net	(118)	59	1,191	—	1,132

(Loss) income before income tax expense and minority interest in subsidiaries	(581)	2,727	2,576	(3,097)	1,625
Income tax benefit	252	—	346	505	1,103
Minority interest in subsidiaries, net of tax	—	—	(1)	—	(1)

Net (loss) income	$(329)	$2,727	$2,921	$(2,592)	$2,727

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended March 31, 2008

(US$ in millions)

	News America Incorporated	News Corporation	Non- Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$1	$—	$8,749	$—	$8,750
Expenses	90	—	7,222	—	7,312

Operating (loss) income	(89)	—	1,527	—	1,438

Other income (expense):
Equity earnings of affiliates	2	—	107	—	109
Interest expense, net	(574)	(212)	(174)	716	(244)
Interest income	184	27	542	(716)	37
Earnings (losses) from subsidiary entities	445	1,288	—	(1,733)	—
Other, net	219	1,591	(137)	—	1,673

Income (loss) before income tax expense and minority interest in subsidiaries	187	2,694	1,865	(1,733)	3,013
Income tax (expense) benefit	(33)	—	104	(371)	(300)
Minority interest in subsidiaries, net of tax	—	—	(19)	—	(19)

Net income (loss)	$154	$2,694	$1,950	$(2,104)	$2,694

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the nine months ended March 31, 2009

(US$ in millions)

	News America Incorporated	News Corporation	Non- Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$5	$—	$22,748	$—	$22,753
Expenses	248	—	28,423	—	28,671

Operating loss	(243)	—	(5,675)	—	(5,918)

Other income (expense):
Equity (losses) earnings of affiliates	4	—	(373)	—	(369)
Interest expense, net	(1,284)	(807)	(129)	1,530	(690)
Interest income	205	—	1,401	(1,530)	76
Earnings (losses) from subsidiary entities	908	(2,356)	—	1,448	—
Other, net	(161)	(12)	1,511	—	1,338

(Loss) income before income tax expense and minority interest in subsidiaries	(571)	(3,175)	(3,265)	1,448	(5,563)
Income tax benefit	250	—	1,429	757	2,436
Minority interest in subsidiaries, net of tax	—	—	(48)	—	(48)

Net (loss) income	$(321)	$(3,175)	$(1,884)	$2,205	$(3,175)

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the nine months ended March 31, 2008

(US$ in millions)

	News America Incorporated	News Corporation	Non- Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$5	$—	$24,402	$—	$24,407
Expenses	240	—	20,264	—	20,504

Operating income (loss)	(235)	—	4,138	—	3,903

Other income (expense):
Equity earnings of affiliates	4	—	301	—	305
Interest expense, net	(1,860)	(426)	(512)	2,096	(702)
Interest income	700	27	1,584	(2,096)	215
Earnings (losses) from subsidiary entities	1,290	3,120	—	(4,410)	—
Other, net	346	1,537	(23)	—	1,860

Income (loss) before income tax expense and minority interest in subsidiaries	245	4,258	5,488	(4,410)	5,581
Income tax (expense) benefit	(54)	—	(1,213)	33	(1,234)
Minority interest in subsidiaries, net of tax	—	—	(89)	—	(89)

Net income (loss)	$191	$4,258	$4,186	$(4,377)	$4,258

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

At March 31, 2009

(US$ in millions)

	News America Incorporated	News Corporation	Non- Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Assets:
Current assets:
Cash and cash equivalents	$4,499	$—	$1,555	$—	$6,054
Receivables, net	19	—	6,329	—	6,348
Inventories, net	—	—	2,581	—	2,581
Other	8	—	495	—	503

Total current assets	4,526	—	10,960	—	15,486

Non-current assets:
Receivables	—	—	273	—	273
Inventories, net	—	—	3,280	—	3,280
Property, plant and equipment, net	63	—	5,676	—	5,739
Intangible assets, net	—	—	8,848	—	8,848
Goodwill	—	—	14,521	—	14,521
Other	278	—	1,105	—	1,383
Investments
Investments in associated companies and other investments	78	42	2,395	—	2,515
Intragroup investments	44,658	36,544	—	(81,202)	—

Total investments	44,736	36,586	2,395	(81,202)	2,515

TOTAL ASSETS	$49,603	$36,586	$47,058	$(81,202)	$52,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings	$1,993	$—	$83	$—	$2,076
Other current liabilities	69	158	8,473	—	8,700

Total current liabilities	2,062	158	8,556	—	10,776
Non-current liabilities:
Borrowings	12,090	—	96	—	12,186
Other non-current liabilities	234	—	5,718	—	5,952
Intercompany	19,015	13,963	(32,978)	—	—
Minority interest in subsidiaries	—	—	666	—	666
Stockholders’ Equity	16,202	22,465	65,000	(81,202)	22,465

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,603	$36,586	$47,058	$(81,202)	$52,045

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

At June 30, 2008

(US$ in millions)

	News America Incorporated	News Corporation	Non- Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Assets:
Current assets:
Cash and cash equivalents	$2,275	$—	$2,387	$—	$4,662
Receivables, net	17	1	6,967	—	6,985
Inventories, net	—	—	2,255	—	2,255
Other	7	—	453	—	460

Total current assets	2,299	1	12,062	—	14,362

Non-current assets:
Receivables	1	—	463	—	464
Inventories, net	—	—	3,064	—	3,064
Property, plant and equipment, net	79	—	6,942	—	7,021
Intangible assets, net	—	—	14,460	—	14,460
Goodwill	—	—	18,620	—	18,620
Other	122	—	911	—	1,033
Investments
Investments in associated companies and other investments	69	44	3,171	—	3,284
Intragroup investments	41,351	41,619	—	(82,970)	—

Total investments	41,420	41,663	3,171	(82,970)	3,284

TOTAL ASSETS	$43,921	$41,664	$59,693	$(82,970)	$62,308

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings	$200	$—	$81	$—	$281
Other current liabilities	43	—	8,858	—	8,901

Total current liabilities	243	—	8,939	—	9,182
Non-current liabilities:
Borrowings	13,091	—	139	—	13,230
Other non-current liabilities	537	4	9,738	—	10,279
Intercompany	12,790	13,037	(25,827)	—	—
Minority interest in subsidiaries	—	—	994	—	994
Stockholders’ Equity	17,260	28,623	65,710	(82,970)	28,623

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,921	$41,664	$59,693	$(82,970)	$62,308

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the nine months ended March 31, 2009

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$1,469	$176	$(584)	$—	$1,061

Investing and other activities:
Property, plant and equipment	(10)	—	(801)	—	(811)
Investments	(8)	(25)	(922)	—	(955)
Proceeds from sale of investments, non-current assets and business disposals	—	—	1,713	—	1,713

Net cash used in investing activities	(18)	(25)	(10)	—	(53)

Financing activities:
Borrowings	973	—	59	—	1,032
Repayment of borrowings	(200)	—	(136)	—	(336)
Issuance of shares	—	3	1	—	4
Repurchase of shares	—	—	—	—	—
Dividends paid	—	(154)	(36)	—	(190)
Other, net	—	—	18	—	18

Net cash provided by (used in) financing activities	773	(151)	(94)	—	528

Net increase (decrease) in cash and cash equivalents	2,224	—	(688)	—	1,536
Cash and cash equivalents, beginning of period	2,275	—	2,387	—	4,662
Exchange movement on opening cash balance	—	—	(144)	—	(144)

Cash and cash equivalents, end of period	$4,499	$—	$1,555	$—	$6,054

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the nine months ended March 31, 2008

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities	$(5,168)	$782	$7,016	$—	$2,630

Investing and other activities:
Property, plant and equipment	(7)	—	(1,020)	—	(1,027)
Investments	1	—	(6,214)	—	(6,213)
Proceeds from sale of investments, non-current assets and business disposals	—	—	385	—	385

Net cash used in investing activities	(6)	—	(6,849)	—	(6,855)

Financing activities:
Borrowings	1,237	—	18	—	1,255
Repayment of borrowings	(350)	—	(363)	—	(713)
Issuance of shares	—	69	7	—	76
Repurchase of shares	—	(672)	—	—	(672)
Dividends paid	—	(179)	(24)	—	(203)
Other, net	—	—	19	—	19

Net cash used in (provided by) financing activities	887	(782)	(343)	—	(238)

Net decrease in cash and cash equivalents	(4,287)	—	(176)	—	(4,463)
Cash and cash equivalents, beginning of period	5,450	—	2,204	—	7,654
Exchange movement on opening cash balance	—	—	53	—	53

Cash and cash equivalents, end of period	$1,163	$—	$2,081	$—	$3,244

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

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2009 and 2008. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2009 and 2008. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

•

Other, which principally consists of Fox Interactive Media (“FIM”), which operates the Company’s Internet activities and News Outdoor, an advertising business which offers display advertising in outdoor locations primarily throughout Russia and Eastern Europe.

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

The Company competes with other major studios, such as Disney, Paramount, Sony, Universal and Warner Bros., and independent film producers in the production and distribution of motion pictures and DVDs. As a producer and distributor of television programming, the Company competes with studios, television production groups and independent producers and syndicators, such as Disney, Sony, NBC Universal, Warner Bros. and Paramount Television, to sell programming both domestically and internationally. The Company also competes to obtain creative talent and story properties which are essential to the success of the Company’s filmed entertainment businesses.

Television and Cable Network Programming

The Company’s U.S. television operations primarily consist of the FOX Broadcasting Company (“FOX”), MyNetworkTV, Inc. (“MyNetworkTV”) and the 27 television stations owned by the Company. The Company’s international television operations consist primarily of STAR Group Limited (“STAR”).

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

The profitability of these long-term national sports contracts is based on the Company’s best estimates at March 31, 2009 of directly attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied at March 31, 2009, a loss may be recorded. Should revenues improve as compared to estimated revenues, the Company may have an improved operating profit related to the contract, which may be recognized over the estimated remaining contract term.

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

Other Business Developments

In July 2008, the Company completed the sale of eight of its owned-and-operated FOX network affiliated television stations (the “Stations”) for approximately $1 billion in cash. The Stations included: WJW in Cleveland, OH; KDVR in Denver, CO; KTVI in St. Louis, MO; WDAF in Kansas City, MO; WITI in Milwaukee, WI; KSTU in Salt Lake City, UT; WBRC in Birmingham, AL; and WGHP in Greensboro, NC. In connection with the transaction, the Stations entered into new affiliation agreements with the Company to receive network programming and assumed existing contracts with the Company for syndicated programming. In addition, the Company recorded a gain of approximately $232 million in Other, net in the unaudited consolidated statements of operations for the nine months ended March 31, 2009.

On February 5, 2009, the Company, two newly incorporated subsidiaries of funds advised by Permira Advisers LLP (the “Permira Newcos”) and the Company’s then majority owned, publicly held subsidiary, NDS Group plc (“NDS”) completed a transaction pursuant to which all issued and outstanding shares of NDS Series A ordinary shares, including those represented by American Depositary Shares traded on The NASDAQ Stock Market, were acquired for per-share consideration of $63 in cash. As part of the transaction, approximately 67% of the NDS Series B ordinary shares held by the Company were exchanged for $63 per share in a mix of approximately $1.5 billion in cash, which included $780 million of cash retained upon the deconsolidation of NDS, and a $242 million vendor note. As a result of the transaction, NDS ceased to be a public company and the Permira Newcos and the Company now own approximately 51% and 49% of NDS, respectively. The Company’s remaining interest in NDS is accounted for under the equity method of accounting. A gain of $1.2 billion was recognized on the sale of the Company’s interest in Other, net in the unaudited consolidated statements of operations in the three and nine months ended March 31, 2009.

In October 2008, the Company purchased VeriSign Inc.’s minority share of the Jamba joint venture for approximately $193 million in cash, increasing the Company’s interest to 100%. During the second quarter of fiscal 2009, the Company recorded an impairment charge relating to Jamba’s goodwill and finite-lived intangible assets. (See Note 8 to the Unaudited Consolidated Financial Statements of News Corporation)

As previously disclosed, in December 2008, the Company entered into an agreement with Premiere and the bank syndicate of Premiere to provide Premiere with a new financing structure and additional capital through two equity capital increases. The first and second equity capital increases were structured as rights issues and were completed in January 2009 and April 2009, respectively. In the first equity capital increase, the Company purchased additional shares of Premiere for approximately $33 million. In the second equity capital increase, the Company purchased additional shares of Premiere for approximately $150 million, increasing the Company’s ownership percentage in Premiere to 30.5%. Upon the completion of the second capital increase, the Company has no further financial commitments to Premiere.

Impact of the Current Economic Environment

The United States and global economies are currently undergoing a period of economic uncertainty, and the related capital markets are experiencing significant disruption. In certain of the markets in which the Company’s businesses operate there has been a weakening in the economic climate due to housing market downturns and tightening of global credit markets resulting in pressure on labor markets, retail sales and consumer confidence. These recent economic trends have adversely impacted advertising revenues at the Company’s Television, Newspapers and Information Services and Other segments, as well as on the retail sales of books and DVDs. The Company expects that these trends will continue through at least the remainder of 2009.

RESULTS OF OPERATIONS

Results of Operations—For the three and nine months ended March 31, 2009 versus the three and nine months ended March 31, 2008.

The following table sets forth the Company’s operating results for the three and nine months ended March 31, 2009, as compared to the three and nine months ended March 31, 2008.

	For the three months ended March 31,			For the nine months ended March 31,
	2009	2008	% Change	2009	2008	% Change
	(in millions, except % and per share amounts)
Revenues	$7,373	$8,750	(16)%	$22,753	$24,407	(7)%

Expenses:
Operating	4,850	5,452	(11)%	14,583	15,303	(5)%
Selling, general and administrative	1,494	1,568	(5)%	4,791	4,300	11%
Depreciation and amortization	274	292	(6)%	853	901	(5)%
Impairment charges	—	—	* *	8,444	—	* *

Total operating income (loss)	755	1,438	(47)%	(5,918)	3,903	* *

Equity (losses) earnings of affiliates	(40)	109	* *	(369)	305	* *
Interest expense, net	(238)	(244)	(2)%	(690)	(702)	(2)%
Interest income	16	37	(57)%	76	215	(65)%
Other, net	1,132	1,673	(32)%	1,338	1,860	(28)%

Income (loss) before income tax expense and minority interest in subsidiaries	1,625	3,013	(46)%	(5,563)	5,581	* *

Income tax benefit (expense)	1,103	(300)	* *	2,436	(1,234)	* *
Minority interest in subsidiaries, net of tax	(1)	(19)	(95)%	(48)	(89)	(46)%

Net income (loss)	$2,727	$2,694	1%	$(3,175)	$4,258	* *

Diluted earnings (loss) per share	$1.04	$0.91	14%	$(1.22)	$1.38	* *

**	not meaningful

Overview—The Company’s revenues decreased 16% and 7% for the three and nine months ended March 31, 2009, respectively, as compared to the corresponding periods of fiscal 2008. The decreases were primarily due to revenue decreases at the Television, Filmed Entertainment, and Other segments. Television segment revenues decreased primarily due to decreased advertising revenues as a result of general weakness in the advertising markets and the absence of revenue from the Super Bowl which was broadcast on FOX during the nine months ended March 31, 2008. The decreases at the Filmed Entertainment segment were primarily due to decreased worldwide home entertainment revenues. The Other segment’s decrease reflects the sale of a portion of the Company’s ownership stake in NDS in February 2009. As a result of the sale, the Company’s portion of NDS operating results subsequent to February 5, 2009 is included within Equity earnings. These decreases were partially offset by increased revenues at the Cable Network Programming segment primarily due to increases in net affiliate and advertising revenues. Also contributing to the decrease in revenues during the three months ended March 31, 2009 were decreases in revenues at the Newspapers and Information Services segment as a result of unfavorable foreign exchange fluctuations and general weakness in the advertising markets.

Operating expenses for the three and nine months ended March 31, 2009 decreased 11% and 5%, respectively, as compared to the corresponding periods of fiscal 2008. The decreases were primarily due to decreased amortization of production and participation costs and lower home entertainment manufacturing and marketing costs at the Filmed Entertainment segment, as well as favorable foreign exchange fluctuations at the Newspapers and Information Services segment. Also contributing to these decreases was the absence of costs related to the Super Bowl at the Television segment and the absence of NDS in the Other segment, reflecting the sale of a portion of the Company’s ownership stake in February 2009 as noted above. These decreases were partially offset by higher programming expenses at the Cable Network Programming segment and higher programming costs due to increases in entertainment programming license fees at FOX in the Television segment in the three and nine months ended March 31, 2009 and incremental expenses from the acquisition of Dow Jones in the nine months ended March 31, 2009.

For the three months ended March 31, 2009, Selling, general and administrative expenses decreased 5% as compared to the corresponding period of fiscal 2008, primarily due to the absence of costs from NDS and favorable foreign exchange fluctuations. The decrease in the three months ended March 31, 2009 was partially offset by increases at the Cable Network Programming segment primarily related to increased employee costs and the launch of new channels. For the nine months ended March 31, 2009, Selling, general and administrative expenses increased 11% as compared to the corresponding period of fiscal 2008. The Newspapers and Information Services segment accounted for nearly 72% of this increase, primarily due to incremental expenses from the acquisition of Dow Jones.

Depreciation and amortization decreased 6% and 5% for the three and nine months ended March 31, 2009, respectively, as compared to the corresponding periods of fiscal 2008. These decreases were primarily due to the absence of depreciation on the decommissioned U.K. printing presses included in the corresponding periods of fiscal 2008 and were partially offset by higher depreciation due to additional property, plant and equipment placed into service. Also partially offsetting the decrease in the nine months ended March 31, 2009 was incremental depreciation and amortization from the acquisition of Dow Jones.

Impairment charges

As discussed in Note 8 to the Unaudited Consolidated Financial Statements of News Corporation, during the nine months ended March 31, 2009, the Company performed an interim impairment review because the Company believed events had occurred and circumstances had changed that lead the Company to believe it was more likely than not that the carrying value of the Company’s goodwill and indefinite-lived intangible assets exceeded their fair value. These events included: (a) the continued decline of the price of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”) and Class B common stock, par value $0.01 per share (“Class B Common Stock”); (b) the reduced growth in advertising revenues; (c) the decline in the operating profit margins in some of the Company’s advertising-based businesses; and (d) the decline in the valuations of other television stations, newspapers and advertising-based companies as determined by the current trading values of those companies.

As a result of this impairment review, the Company recorded a non-cash impairment charge of approximately $8.4 billion in the nine months ended March 31, 2009. The charge consisted of a write-down of the Company’s indefinite-lived intangibles (primarily FCC licenses) of $4.6 billion, a write-down of $3.6 billion of goodwill and a write-down of Newspapers and Information Services fixed assets of $185 million in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result of the continued adverse economic conditions in the markets in which the Company conducts business, the Company will continue to monitor its goodwill, indefinite-lived intangible assets and long-lived assets for possible future impairment.

Operating income decreased 47% for the three months ended March 31, 2009 as compared to the corresponding period of fiscal 2008. This decrease was primarily due to decreases at the Television, Newspapers and Information Services and Book Publishing and Other segments, partially offset by an increase at the Cable Network Programming segment. Operating results for the nine months ended March 31, 2009 decreased as compared to the corresponding period of fiscal 2008, primarily due to the impairment charges attributed to the Television, Newspapers and Information Services and Other segments noted above. Also contributing to the decreases for the nine months ended March 31, 2009 were decreased operating results at the Television, Filmed Entertainment, Newspapers and Information Services, Book Publishing and Other segments, partially offset by increased operating results at the Cable Network Programming segment.

Equity (losses) earnings of affiliates—Net earnings from equity affiliates decreased $149 million and $674 million for the three and nine months ended March 31, 2009, respectively, as compared to the corresponding periods of fiscal 2008. These decreases were primarily due to the absence of contributions from The DIRECTV Group Inc. (“DIRECTV”) as a result of the exchange of the Company’s entire interest in DIRECTV with Liberty Media Corporation (“Liberty”) in February 2008 and from the disposition of the Company’s entire interest in Gemstar-TV Guide International, Inc. in May 2008. Also contributing to the decrease in the nine months ended March 31, 2009 was the inclusion of losses from Premiere, principally representing a $422 million write-down of the Company’s investment, partially offset by higher contributions from British Sky Broadcasting Group plc (“BSkyB”).

	For the three months ended March 31,				For the nine months ended March 31,
	2009	2008	% Change		2009	2008	% Change
	(in millions, except %)
DBS equity affiliates	$(35)	$72	*	*	$(412)	$171	*	*
Cable channel equity affiliates	15	18	(17)%		42	55	(24)%
Other equity affiliates	(20)	19	*	*	1	79	(99)%

Total equity (losses) earnings of affiliates	$(40)	$109	*	*	$(369)	$305	*	*

**	not meaningful

Interest expense, net—Interest expense, net for the three months ended March 31, 2009 decreased $6 million as compared to the corresponding period of fiscal 2008, primarily due to lower interest accretion, partially offset by the issuance of $700 million 6.90% Senior Notes due 2019 and $300 million 7.85% Senior Notes due 2039 in February 2009. Interest expense, net decreased $12 million for the nine months ended March 31, 2009 as compared to the corresponding period of fiscal 2008, primarily due to the retirement of the Company’s $350 million 6.625% Senior Notes due January 2008 and its $200 million 7.38% Senior Notes due October 2008. This increase was partially offset by the issuance of $1.25 billion 6.65% Senior Notes due 2037 in November 2007, $700 million 6.90% Senior Notes due 2019 and $300 million 7.85% Senior Notes due 2039 in February 2009.

Interest income—Interest income decreased $21 million for the three months ended March 31, 2009, as compared to the corresponding period of fiscal 2008, primarily due to lower interest rates. For the nine months ended March 31, 2009, interest income decreased $139 million as compared to the corresponding period of fiscal 2008, primarily due to lower interest rates and lower average cash balances, principally due to cash used in the acquisition of Dow Jones in December 2007.

Other, net—Other, net consisted of the following:

	For the three months ended March 31,		For the nine months ended March 31,
	2009	2008	2009	2008
	(in millions)
Gain on sale of NDS shares (a)	$1,249	$—	$1,249	$—
Gain on the sale of the Stations (a)	—	—	232	—
Loss on the sale of Polish television broadcaster (a)	—	—	(100)	—
Gain on Share Exchange Agreement (a)	—	1,682	—	1,682
Impairment of cost based investments (b)	(110)	(123)	(110)	(125)
Gain on the sale of China Network Systems (b)	3	23	6	125
Change in fair value of exchangeable securities and other financial instruments (c)	36	104	112	206
Other	(46)	(13)	(51)	(28)

Total Other, net	$1,132	$1,673	$1,338	$1,860

(a)	See Note 2—Acquisitions, Disposals and Other Transactions to the Unaudited Consolidated Financial Statements of News Corporation.

(b)	See Note 6—Investments to the Unaudited Consolidated Financial Statements of News Corporation.

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

Income tax benefit (expense)—The Company’s tax provision and related tax rates for the three and nine months ended March 31, 2009 were different from the statutory rate due to the recognition of a non-cash benefit related to the reduction of accruals for uncertain positions resulting from the resolution of certain tax matters and a permanent difference on the gain on the sale of a portion of the Company’s ownership interest in NDS in February 2009. The provision and tax rate for the nine months ended March 31, 2009 reflects these items which were offset in part by the non-deductible goodwill included within the impairment charge taken in the second quarter of fiscal 2009.

The Company’s tax provision and related tax rates for the three and nine months ended March 31, 2008 were also different from the statutory rate due to the closing of the tax-free Exchange (See Note 2—Acquisitions, Disposals and Other Transactions to the Unaudited Consolidated Financial Statements of News Corporation) and the reversal of previously deferred tax liabilities for

DIRECTV and three RSNs. The Exchange was designed to qualify as a tax-free split-off under Section 355 of the Internal Revenue Code of 1986, as amended, and, as a result, no income tax provision was recorded against the gain recorded on the transaction.

Minority interest in subsidiaries, net of tax—Minority interest expense decreased $18 million and $41 million for the three and nine months ended March 31, 2009, respectively, as compared to the corresponding periods of fiscal 2008. The decreases were primarily due to a decrease in net income from NDS and lower results at other majority-owned businesses. The decreases from NDS reflect the sale of a portion of the Company’s ownership stake in February 2009. As a result of the sale, the Company’s portion of NDS operating results subsequent to February 5, 2009 is included within Equity earnings.

Net income (loss)—Net income for the three months ended March 31, 2009 increased 1% as compared to corresponding period of fiscal 2008, primarily due to the gain on the sale of a portion of the Company’s ownership stake in NDS in February 2009 and the non-cash tax benefit noted above, partially offset by the absence of the tax-free gain on the exchange of the Company’s entire interest in DIRECTV to Liberty in the corresponding period of fiscal 2008 noted above and the decreased earnings from equity affiliates noted above. Net income (loss) for the nine months ended March 31, 2009 decreased as compared to the corresponding period of fiscal 2008. The decrease was primarily due to the impairment charges and revenue decreases noted above. Also contributing to the decrease for the nine months ended March 31, 2009 were decreased operating income and earnings from equity affiliates noted above, as well as the absence of the tax-free gain on the exchange of DIRECTV in the corresponding period of fiscal 2008. These decreases were partially offset by the gain on the NDS transaction and non-cash tax benefit noted above.

Segment Analysis:

The following table sets forth the Company’s revenues and operating income by segment for the three and nine months ended March 31, 2009 as compared to the three and nine months ended March 31, 2008.

	For the three months ended March 31,			For the nine months ended March 31,
	2009	2008	% Change	2009	2008	% Change
	(in millions, except %)
Revenues:
Filmed Entertainment	$1,472	$1,618	(9)%	$4,216	$5,176	(19)%
Television	1,283	1,799	(29)%	3,526	4,474	(21)%
Cable Network Programming	1,416	1,270	11%	4,083	3,608	13%
Direct Broadcast Satellite Television	924	993	(7)%	2,815	2,695	4%
Magazines and Inserts	316	299	6%	859	836	3%
Newspapers and Information Services	1,248	1,744	(28)%	4,458	4,404	1%
Book Publishing	243	302	(20)%	863	1,038	(17)%
Other	471	725	(35)%	1,933	2,176	(11)%

Total revenues	$7,373	$8,750	(16)%	$22,753	$24,407	(7)%

Operating income (loss):
Filmed Entertainment	$282	$261	8%	$645	$1,026	(37)%
Television	4	419	(99)%	76	847	(91)%
Cable Network Programming	429	330	30%	1,236	956	29%
Direct Broadcast Satellite Television	63	97	(35)%	238	207	15%
Magazines and Inserts	97	93	4%	251	257	(2)%
Newspapers and Information Services	7	216	(97)%	320	505	(37)%
Book Publishing	(38)	29	* *	(12)	132	* *
Other	(89)	(7)	* *	(228)	(27)	* *

Total adjusted operating income (1)	755	1,438	(47)%	2,526	3,903	(35)%
Impairment charges	—	—	* *	(8,444)	—	* *

Total operating income (loss)	$755	$1,438	(47)%	$(5,918)	$3,903	* *

**	not meaningful
(1)

Adjusted operating income for the nine months ended March 31, 2009 excludes $8.4 billion of impairment charges. A reconciliation of the reported Operating income (loss) to Adjusted operating income is included in Note 15 to the Unaudited Consolidated Financial Statements of News Corporation.

Filmed Entertainment (19% and 21% of the Company’s consolidated revenues in the first nine months of fiscal 2009 and 2008, respectively)

For the three months ended March 31, 2009, revenues at the Filmed Entertainment segment decreased $146 million, or 9%, as compared to the corresponding period of fiscal 2008. The revenue decrease was primarily due to a decrease in worldwide home entertainment revenue from theatrical and television products and a decrease in international theatrical revenues, partially offset by higher network revenues and international syndication revenues from Twentieth Century Fox Television. The revenue decrease was primarily due to difficult comparisons to the prior year period which included Alvin and the Chipmunks and Horton Hears a Who!.

The three months ended March 31, 2009 included the worldwide home entertainment performance of Max Payne, the domestic home entertainment performances of The Secret Life of Bees and Babylon A.D., the worldwide theatrical releases of Bride Wars and Marley and Me, and the domestic theatrical performances of Taken and Slumdog Millionaire, and their related releasing costs. The three months ended March 31, 2008 included the home entertainment performances of The Simpsons Movie and Live Free or Die Hard and the theatrical releases of Horton Hears a Who!, Jumper, 27 Dresses, AVP Requiem, Alvin and the Chipmunks and Juno.

For the three months ended March 31, 2009, the Filmed Entertainment segment’s Operating income increased $21 million, or 8%, as compared to the corresponding period of fiscal 2008, primarily due to higher contributions from Twentieth Century Fox Television due to the revenue increases noted above, lower theatrical releasing costs, decreased amortization of production and participation costs and lower home entertainment marketing and manufacturing costs, partially offset by the revenue decreases noted above.

For the nine months ended March 31, 2009, revenues at the Filmed Entertainment segment decreased $960 million, or 19%, as compared to the corresponding period of fiscal 2008. The revenue decrease was primarily due to a decrease in worldwide home entertainment revenue from theatrical and television products, as well as a decrease in worldwide theatrical revenues as a result of the difficult comparisons to The Simpsons Movie and Live Free or Die Hard in the nine months ended March 31, 2008.

For the nine months ended March 31, 2009, the Filmed Entertainment segment’s Operating income decreased $381 million, or 37%, as compared to the corresponding period of fiscal 2008. The decrease was primarily due to the revenue decreases noted above, partially offset by lower theatrical releasing costs, decreased amortization of production and participation costs and lower home entertainment marketing and manufacturing costs.

Television (15% and 18% of the Company’s consolidated revenues in the first nine months of fiscal 2009 and 2008, respectively)

The following discussion of Adjusted operating income for the Television segment for the nine months ended March 31, 2009 excludes the $4.6 billion impairment charge discussed above. A reconciliation of the reported operating loss to Adjusted operating income is included in Note 15 to the Unaudited Consolidated Financial Statements of News Corporation.

For the three and nine months ended March 31, 2009, Television segment revenues decreased $516 million, or 29%, and $948 million, or 21%, respectively, as compared to the corresponding periods of fiscal 2008. The Television segment reported decreases in Adjusted operating results for the three and nine months ended March 31, 2009 of $415 million and $771 million, respectively, as compared to the corresponding periods of fiscal 2008.

Revenues for the three and nine months ended March 31, 2009 at the Company’s U.S. television operations decreased 30% and 23%, respectively, as compared to the corresponding periods of fiscal 2008. The decreases were primarily due to decreased advertising revenues as a result of general weakness in the advertising markets, lower ratings and the absence of the Super Bowl, which was broadcast on FOX during the nine months ended March 31, 2008. Also contributing to the decreases in revenues for the three and nine months ended March 31, 2009 was the absence of revenues from the eight television stations sold in July 2008 of $76 million and $217 million, respectively. Revenues for the nine months ended March 31, 2009 were also impacted by the absence of the Emmy® Awards which was broadcast in the nine months ended March 31, 2008 and a decrease in MLB post-season advertising revenue due to one less game broadcast, partially offset by an increase in political advertising revenues at the television stations owned by the Company. Adjusted operating income at the Company’s U.S. television operations decreased for the three and nine months ended March 31, 2009, as compared to the corresponding periods of fiscal 2008. The decreases in Adjusted operating results were primarily the result of the revenue decreases noted above, as well as higher programming costs due to increases in entertainment programming license fees at FOX. Also contributing to the decreases in Adjusted operating results for the three and nine months ended March 31, 2009 was the absence of operating income from the eight television stations sold in July 2008 of $24 million and $64 million, respectively. Adjusted operating results for the nine months ended March 31, 2009 were partially offset by lower costs for local sports rights due to fewer games broadcast at the television stations owned by the Company.

Revenues for the three and nine months ended March 31, 2009 at the Company’s international television operations decreased as compared to the corresponding periods of fiscal 2008. The decreases were primarily due to a decline in India’s advertising markets and unfavorable foreign exchange fluctuations. Also contributing to the decreases in revenues during the three and nine months ended March 31, 2009 were lower syndication revenues, partially offset by higher affiliate revenues.

Adjusted operating income at the Company’s international television operations decreased for the three and nine months ended March 31, 2009 as compared to the corresponding periods of fiscal 2008. The decrease in Adjusted operating income for the three months ended March 31, 2009 was primarily due to the revenue decreases noted above, higher programming costs due to the recent launch of regional channels in India and unfavorable foreign exchange fluctuations. The decrease in Adjusted operating income for the nine months ended March 31, 2009 was primarily due to a settlement relating to the termination of a distribution agreement of approximately $30 million and higher programming costs, as well as the decrease in revenues noted above.

Cable Network Programming (18% and 15% of the Company’s consolidated revenues in the first nine months of fiscal 2009 and 2008, respectively)

For the three and nine months ended March 31, 2009, revenues for the Cable Network Programming segment increased $146 million, or 11%, and $475 million, or 13%, respectively, as compared to the corresponding periods of fiscal 2008. These increases were driven by net affiliate revenue growth at the Fox News and Big Ten Network, as well as higher net affiliate and advertising revenues at FX and the Company’s international cable channels. The increases for the three and nine months ended March 31, 2009 were partially offset by revenue decreases at the RSNs due to the divestiture of three RSNs to Liberty in February 2008 of $35 million and $143 million, respectively.

For the three and nine months ended March 31, 2009, Fox News’ revenues increased 35% and 24%, respectively, as compared to the corresponding periods of fiscal 2008, primarily due to an increase in net affiliate revenues. Net affiliate revenues increased 87% and 52% for the three and nine months ended March 31, 2009, respectively, primarily due to higher average rates per subscriber and higher number of subscribers as compared to the corresponding periods of fiscal 2008. Advertising revenues for the three months ended March 31, 2009 decreased 3% as compared to the corresponding period of fiscal 2008 due to lower pricing. Advertising revenues for the nine months ended March 31, 2009 increased 5% due to higher volume and pricing as compared to the corresponding period of fiscal 2008. As of March 31, 2009, Fox News reached approximately 96 million Nielsen households.

FX’s revenues increased 9% and 11% for the three and nine months ended March 31, 2009, respectively, as compared to the corresponding periods of fiscal 2008, driven by higher net affiliate and advertising revenues. Net affiliate revenues increased 7% and 8% for the three and nine months ended March 31, 2009, respectively, primarily due to an increase in average rate per subscriber and the number of subscribers. Advertising revenues for the three and nine months ended March 31, 2009 increased 3% and 10%, respectively, as compared to the corresponding periods of fiscal 2008, primarily due to higher ratings. As of March 31, 2009, FX reached approximately 95 million Nielsen households.

Revenues at the Company’s international cable channels increased 6% and 15% for the three and nine months ended March 31, 2009, respectively, as compared to the corresponding periods of fiscal 2008, primarily due to improved advertising sales and subscriber growth in Latin America and Europe.

For the three and nine months ended March 31, 2009, Operating income at the Cable Network Programming segment increased $99 million, or 30%, and $280 million, or 29%, respectively, as compared to the corresponding periods of fiscal 2008, primarily due to the increases in revenues noted above. These increases were partially offset by $47 million and $195 million increases in operating expenses during the three and nine months ended March 31, 2009, respectively, as compared to the corresponding periods of fiscal 2008. The increases in operating expenses were primarily due to higher movie and original programming costs, as well as the launch of new international channels. Also partially offsetting the increases in Operating income for the three and nine months ended March 31, 2009 was lower operating results at the RSNs, primarily due to the absence of $14 million and $38 million, respectively, of operating profit from the three RSNs that were divested to Liberty. The increased Operating income during the nine months ended March 31, 2009 was also partially offset by costs associated with political coverage.

Direct Broadcast Satellite Television (12% and 11% of the Company’s consolidated revenues in the first nine months of fiscal 2009 and 2008, respectively)

For the three months ended March 31, 2009, SKY Italia’s revenue decreased $69 million, or 7%, as compared to the corresponding period of fiscal 2008, primarily due to unfavorable foreign exchange movements. Also contributing to the decrease was the effect of the timing of revenue recognition from premium soccer programming. Revenue from the premium soccer programming was lower due to the timing of revenue recognition as SKY Italia expanded its soccer programming and now broadcasts throughout fiscal 2009 as compared to only ten months of programming in fiscal 2008. This programming change shifts a portion of the soccer revenues that was previously recognized in the last three quarters of a fiscal year into the first quarter of a fiscal year. These decreases were partially offset by an increase in the average subscriber base combined with a price increase and higher penetration of premium services. SKY Italia had an increase of approximately 290,000 subscribers over the past twelve month period, which increased SKY

Italia’s total subscriber base to 4.8 million at March 31, 2009. The total churn for the three months ended March 31, 2009 was approximately 186,000 subscribers on an average subscriber base of approximately 4.8 million, as compared to churn of approximately 108,000 subscribers on an average subscriber base of 4.5 million in the corresponding period of fiscal 2008. Subscriber churn for the period represents the number of SKY Italia subscribers whose service was disconnected during the period.

Revenues at SKY Italia for the nine months ended March 31, 2009 increased $120 million, or 4%, as compared to the corresponding period of fiscal 2008. This revenue growth was primarily attributed to an increase in the average subscriber base combined with a price increase and higher penetration of premium services. Revenues from premium soccer programming were higher due to the timing of revenue recognition as noted above. The increase in revenues from premium soccer programming will be offset over the remaining quarter of fiscal 2009. The total churn for the nine months ended March 31, 2009 was approximately 467,000 subscribers on an average subscriber base of 4.7 million, as compared to churn of approximately 337,000 subscribers on an average subscriber base of 4.4 million in the corresponding period of fiscal 2008.

During the three and nine months ended March 31, 2009, the strengthening of the U.S. dollar against the Euro resulted in decreases in revenue of approximately 14% and 5%, respectively, as compared to the corresponding periods of fiscal 2008.

Average revenue per subscriber (“ARPU”) for the three and nine months ended March 31, 2009 was €44. This represents a slight decrease in the three months ended March 31, 2009 as compared to the corresponding period of fiscal 2008, due to continued price promotions which were more than offset by the subscription price increases in September 2008. The monthly ARPU of €44 in the nine months ended March 31, 2009 increased from €43 reported in the corresponding period of fiscal 2008. This increase was due to the positive impact of the subscription price increases, as well as higher penetration of premium services which were partially offset by price promotion and program tier deterioration. SKY Italia calculates ARPU by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue for the period. Average subscribers are calculated for the respective periods by adding the beginning and ending subscribers for the period and dividing by two.

Subscriber acquisition costs per subscriber (“SAC”) of approximately €200 in the third quarter of fiscal 2009 decreased from the third quarter of fiscal 2008, primarily due to lower marketing costs on a per subscriber basis, as well as lower take-up of a full installation offer. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross SKY Italia subscribers added during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly by SKY Italia to subscribers and the costs related to installation and acquisition advertising, net of any upfront activation fee. SKY Italia excludes the value of equipment capitalized under SKY Italia’s equipment lease program, as well as payments and the value of returned equipment related to disconnected lease program subscribers from subscriber acquisition costs.

Operating income for the three months ended March 31, 2009 decreased $34 million, or 35%, as compared to the corresponding period of fiscal 2008, primarily due to increased operating expenses and the decreased revenue noted above. Operating income for the nine months ended March 31, 2009 increased $31 million, or 15%, as compared to the corresponding period of fiscal 2008, primarily due to the revenue increases noted above, partially offset by an increase in operating expenses. The increases in operating expenses for the three and nine months ended March 31, 2009 were primarily due to higher programming costs as a result of higher contractual sports rights amortization and higher fees paid for programming costs as a result of increases in the number of subscribers. The increase for the three months ended March 31, 2009 was also due to higher costs related to premium service installations. Also contributing to increased costs in the nine months ended March 31, 2009 was increased marketing to support new promotional offerings. During the three months ended March 31, 2009, the strengthening of the U.S. dollar against the Euro resulted in a decrease in operating income of approximately 11% as compared to the corresponding period of fiscal 2008.

Magazines and Inserts (4% of the Company’s consolidated revenues in the first nine months of fiscal 2009 and 2008)

For the three months ended March 31, 2009, revenues at the Magazines and Inserts segment increased $17 million, or 6%, as compared to the corresponding period of fiscal 2008, primarily due to higher free-standing insert rates and higher custom publishing revenue as well as higher sales volume for in-store marketing products. For the nine months ended March 31, 2009 revenues at the Magazines and Inserts segment increased $23 million, or 3%, as compared to the corresponding period of fiscal 2008, primarily due to higher custom publishing revenue, partially offset by a decrease in sales volume of in-store marketing and free-standing insert products.

For the three months ended March 31, 2009, Operating income at the Magazines and Inserts segment increased $4 million, or 4%, as compared to the corresponding period of fiscal 2008, primarily due to the revenue increase noted above, partially offset by higher printing and paper costs for free-standing insert products and higher legal expenses. Operating income for the nine months ended March 31, 2009 decreased $6 million, or 2%, as compared to the corresponding period of fiscal 2008, as the increase in revenues noted above was more than offset by higher paper and printing costs for free-standing insert products and higher legal expenses.

Newspapers and Information Services (20% and 18% of the Company’s consolidated revenues in the first nine months of fiscal 2009 and 2008, respectively)

The following discussion of Adjusted operating income for the Newspapers and Information Services segment for the nine months ended March 31, 2009 excludes the $3.0 billion impairment charge discussed above. A reconciliation of the reported operating loss to Adjusted operating income is included in Note 15 to the Unaudited Consolidated Financial Statements of News Corporation.

For the three months ended March 31, 2009, revenues at the Newspapers and Information Services segment decreased $496 million, or 28%, as compared to the corresponding period of fiscal 2008. The revenue decrease for the three months ended March 31, 2009 was primarily due to the strengthening of the U.S. dollar against the British pound sterling and Australian dollar on the revenues reported by the Company’s U.K. and Australian newspapers and general weakness in global advertising markets as compared to the corresponding period of fiscal 2008. For the nine months ended March 31, 2009, revenues at the Newspapers and Information Services segment increased $54 million, or 1%, as compared to the corresponding period of fiscal 2008. The revenue increase for the nine months ended March 31, 2009 was primarily due to the inclusion of approximately $1 billion of incremental revenue from Dow Jones, which was acquired in December 2007, which was partially offset by the foreign currency impact and the advertising weakness noted above.

During the three and nine months ended March 31, 2009, the strengthening of the U.S. dollar against the British pound sterling and Australian dollar resulted in decreases of approximately 20% and 15%, respectively, in revenue as compared to the corresponding periods of fiscal 2008.

Adjusted operating income decreased $209 million, or 97%, and $185 million, or 37%, for the three and nine months ended March 31, 2009, respectively, as compared to the corresponding periods of fiscal 2008, primarily due to the strengthening of the U.S. dollar against the British pound sterling and Australian dollar, the advertising weakness noted above and restructuring charges of $23 million and $51 million in the respective periods. These decreases were partially offset by the absence of approximately $17 million and $169 million in depreciation and other costs for the three and nine months ended March 31, 2009, respectively, related to the printing presses upgrade in the United Kingdom, which was completed in fiscal 2008. The decrease for the nine months ended March 31, 2009 was also partially offset by the inclusion of incremental Dow Jones operating results of $55 million.

During the three and nine months ended March 31, 2009, the strengthening of the U.S. dollar against the British pound sterling and Australian dollar resulted in decreases in Adjusted operating income of approximately 15% and 14%, respectively, as compared to the corresponding periods of fiscal 2008.

For the three and nine months ended March 31, 2009, the Australian newspapers’ revenues decreased 38% and 22%, respectively, as compared to the corresponding periods of fiscal 2008, primarily due to lower classified and display advertising revenues and the impact of unfavorable foreign exchange fluctuation. Operating income decreased 62% and 36% in the three and nine months ended March 31, 2009, respectively, as compared to the corresponding periods of fiscal 2008, primarily due to the decreases noted above, higher costs associated with head count reductions and increased other employee related costs.

For the three and nine months ended March 31, 2009, the U.K. newspapers’ revenues decreased 35% and 24%, respectively, as compared to the corresponding periods of fiscal 2008, primarily due to the impact of unfavorable foreign exchange fluctuation and lower classified and display advertising revenues across most titles. Operating income decreased for the three and nine months ended March 31, 2009 as compared to the corresponding periods of fiscal 2008, primarily as a result of unfavorable foreign exchange movements, the revenue decreases noted above, higher newsprint costs and higher costs associated with head count reductions. The operating income decreases were partially offset by the absence of depreciation on decommissioned printing presses.

For the three months ended March 31, 2009, Dow Jones revenues decreased as compared to the corresponding period of fiscal 2008, primarily due to lower advertising revenue at The Wall Street Journal and lower information services revenue. Circulation revenues increased during the three months ended March 31, 2009 as compared to the corresponding period of fiscal 2008, primarily due to price increases at The Wall Street Journal. Dow Jones’ operating results for the three months ended March 31, 2009 declined from the same period a year ago as the revenue decreases noted above exceeded expense reductions. Expenses decreased primarily due to cost savings initiatives and lower headcount and other employee related costs.

Book Publishing (4% of the Company’s consolidated revenues in the first nine months of fiscal 2009 and 2008)

For the three and nine months ended March 31, 2009, revenues at the Book Publishing segment decreased $59 million, or 20%, and $175 million, or 17%, respectively, as compared to the corresponding periods of fiscal 2008. The decreases were primarily due to unfavorable foreign exchange fluctuations and lower sales of general books as the corresponding periods of fiscal 2008 included notable sales performances of The Daring Book For Girls by Andrea J. Buchanan and Miriam Peskowitz, The Dangerous Book For Boys by Conn and Hal Iggulden and Deceptively Delicious by Jessica Seinfeld, with no comparable titles in the current periods. The revenue decreases were partially offset by the strong performance of Act Like a Lady, Think Like a Man by Steve Harvey. During the three months ended March 31, 2009, HarperCollins had 55 titles on The New York Times Bestseller List with seven titles reaching the number one position. During the nine months ended March 31, 2009, HarperCollins had 126 titles on The New York Times Bestseller List with 12 titles reaching the number one position. During the three and nine months ended March 31, 2009, the strengthening of the U.S. dollar resulted in decreases in revenue of approximately 10% and 7%, respectively, as compared to the corresponding periods of fiscal 2008.

Operating income for the three and nine months ended March 31, 2009 decreased by $67 million and $144 million, respectively, as compared to the corresponding periods of fiscal 2008, primarily due to the revenue decreases noted above, as well as one-time restructuring costs of $30 million associated with headcount reductions and other costs, partially offset by lower production costs. Also contributing to the decrease in the nine months ended March 31, 2009 was a higher provision of bad debt due to the bankruptcy filing of a major distributor in December 2008.

Other (8% and 9% of the Company’s consolidated revenues in the first nine months of fiscal 2009 and 2008, respectively)

The following discussion of Adjusted operating loss for the Other segment for the nine months ended March 31, 2009 excludes the $832 million impairment charge discussed above. A reconciliation of the reported operating loss to Adjusted operating loss is included in Note 15 to the Unaudited Consolidated Financial Statements of News Corporation.

Revenues at the Other operating segment decreased $254 million, or 35%, and $243 million, or 11%, respectively, for the three and nine months ended March 31, 2009, as compared to the corresponding periods of fiscal 2008. The decreases were primarily due to decreases in revenues from NDS, Fox Mobile and News Outdoor. The decrease at NDS reflects the sale of a portion of the Company’s ownership stake in February 2009. As a result of the sale, the Company’s portion of NDS operating results subsequent to February 5, 2009 is included within Equity earnings. The revenue decrease during the three months ended March 31, 2009 was also due to decreased advertising revenues at FIM.

Adjusted operating results for the three and nine months ended March 31, 2009 decreased $82 million and $201 million, respectively, as compared to the corresponding periods of fiscal 2008. The decreases were primarily due to the revenue declines noted above, as well as decreased operating income from NDS and FIM. The NDS decline was primarily due to the sale of a portion of the Company’s ownership stake as noted above. The decline in FIM operating results were driven by increased costs associated with the launch of MySpace music and the addition of new features.

Liquidity and Capital Resources

Impact of the Current Economic Environment

The United States and global economies are currently undergoing a period of economic uncertainty, and the related capital markets are experiencing significant disruption. In certain of the markets in which the Company’s businesses operate there has been a weakening in the economic climate due to housing market downturns and tightening of global credit markets resulting in pressure on labor markets, retail sales and consumer confidence. These recent economic trends have adversely impacted advertising revenues at the Company’s Television, Newspapers and Information Services and Other segments, as well as on the retail sales of books and DVDs. The Company expects that these trends will continue through at least the remainder of 2009. Despite the anticipated continuation of these recent economic trends, the Company believes the cash generated internally and available financing will continue to provide the Company sufficient liquidity for the foreseeable future.

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has a $2.25 billion revolving credit facility, which expires in May 2012, and has access to various film co-production alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of March 31, 2009, the availability under the revolving credit facility was reduced by stand-by letters of credit issued which totaled approximately $35 million. As of March 31, 2009, the Company complied with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company had consolidated cash and cash equivalents of approximately $6 billion as of March 31, 2009. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television products. A prolonged continuation of these recent economic trends could adversely impact the Company’s cash flows from operations which could require the Company to seek other sources of funds, including proceeds from the sale of certain assets or other alternative sources.

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

The Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the issuance of the Company’s securities, the receipt of other securities as consideration and/or the assumption of additional indebtedness.

Sources and uses of cash

Net cash provided by operating activities was as follows (in millions):

For the nine months ended March 31,	2009	2008
Net cash provided by operating activities	$1,061	$2,630

The decrease in net cash provided by operating activities during the nine months ended March 31, 2009 as compared to the corresponding period of fiscal 2008 reflects lower profit and lower worldwide theatrical and home entertainment receipts at the Filmed Entertainment segment, lower advertising receipts and higher payments for network programming at the Television segment, higher sports rights payments at the DBS segment and lower advertising receipts at the Newspapers and Information Services segment.

Net cash used in investing activities was as follows (in millions):

For the nine months ended March 31,	2009	2008
Net cash used in investing activities	$(53)	$(6,855)

Net cash used in investing activities during the nine months ended March 31, 2009 decreased primarily due to a reduction in cash used for acquisitions in the nine months ended March 31, 2009 as compared to the corresponding period of fiscal 2008 which included the Company’s acquisitions of Dow Jones and Photobucket. Also contributing to the decreased cash used by investing activities was the $1,011 million net cash proceeds from the sale of the eight television stations in July 2008 and $735 million net cash proceeds from the sale of a portion of the Company’s interest in NDS, as well as lower property, plant and equipment purchases.

Net cash provided by (used in) financing activities was as follows (in millions):

For the nine months ended March 31,	2009	2008
Net cash provided by (used in) financing activities	$528	$(238)

The improvement in financing activities was primarily due to the absence of share repurchases in the nine months ended March 31, 2009. Net cash provided by financing activities for the nine months ended March 31, 2009 reflects the issuance of $700 million 6.90% Senior Notes due 2019 and $300 million 7.85% Senior Notes due 2039 in February 2009, partially offset by the retirement of the Company’s $200 million 7.38% Senior Note due 2008 and dividend payments. In addition to the share repurchases noted above, cash used by financing activities for the nine months ended March 31, 2008 reflects the retirement of the Company’s $350 million 6.625% Senior Notes due 2008, the retirement of the $225 million 3.875% notes due 2008 and $131 million in commercial paper which were assumed as part of the Dow Jones acquisition and dividend payments. Partially offsetting the cash used by financing activities in the corresponding period of the prior year was net proceeds of $1,237 million from the issuance of $1,250 million 6.65% Senior Notes due 2037 in November 2007.

Debt Instruments

	For the nine months ended March 31,
	2009	2008
	(in millions)
Borrowings
Notes due March 2019	$690	$—
Notes due March 2039	283	—
Notes due November 2037	—	1,237
Bank loans	30	7
All other	29	11

Total borrowings	$1,032	$1,255

Repayments of borrowings
Notes due October 2008	$(200)	$—
Notes due January 2008	—	(350)
Notes due February 2008 (1)	—	(225)
RZB loan	(64)	—
All other	(72)	(138)

Total repayments of borrowings	$(336)	$(713)

(1)	Debt acquired in the acquisition of Dow Jones. See Note 2—Acquisitions, Disposals and Other Transactions to the Unaudited Consolidated Financial Statements of News Corporation.

Other

As of March 31, 2009, $1,592 million of the 0.75 % BUCS was classified as current borrowing. The holders of the BUCS have the right to tender the BUCS for redemption on March 15, 2010 for payment of the adjusted liquidation preference plus accrued and unpaid distributions and any final period distribution in, at the Company’s election, cash, BSkyB ordinary shares, Class A Common Stock or any combination thereof. The Company may redeem the BUCS for cash, BSkyB ordinary shares or a combination thereof in whole or in part, at any time on or after March 20, 2010, at the adjusted liquidation preference of the BUCS plus any accrued and unpaid distributions and any final period distribution thereon.

The Company’s $250 million 6.75% Senior Debenture due January 2038 may be put, at the option of the holder, to the Company in January 2010 and was classified as current borrowings as of March 31, 2009.

Ratings of the Public Debt

The table below summarizes the Company’s current credit ratings.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa 1	Stable
S&P	BBB+	Stable

At March 31, 2009, the Company does not anticipate a credit rating change in the foreseeable future.

Revolving Credit Agreement

In May 2007, News America Incorporated (“NAI”), a subsidiary of the Company, entered into a credit agreement (the “Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein (the “Lenders”), Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent. The Credit Agreement provides a $2.25 billion unsecured revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit. NAI may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leveraging ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.08% regardless of facility usage. The Company pays interest for borrowings at LIBOR plus 0.27% and pays commission fees on letters of credit at 0.27%. The Company pays an additional fee of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. The maturity date is in May 2012; however, NAI may request that the Lenders’ commitments be renewed for up to two additional one year periods. As of March 31, 2009 approximately $35 million in standby letters of credit, for the benefit of third parties, were outstanding.

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

The Company’s operations are subject to tax in various domestic and international jurisdictions and as a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. The Company believes it has appropriately accrued for the expected outcome of all other pending tax matters that it can estimate at this time and does not currently anticipate that the ultimate resolution of other pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

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

At March 31, 2009, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $169 million (including the Company’s non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $16.4 million at March 31, 2009.

Interest Rates

The Company’s current financing arrangements and facilities include $14.3 billion of outstanding debt with fixed interest and the Credit Agreement, which carries variable interest. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. As of March 31, 2009, substantially all of the Company’s financial instruments with exposure to interest rate risk were denominated in U.S. dollars and had an aggregate fair value of $12.3 billion. The potential change in fair market value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $811 million at March 31, 2009.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity affiliates and had an aggregate fair value of approximately $4.8 billion as of March 31, 2009. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $4.3 billion. Such a hypothetical decrease would result in a before tax decrease in comprehensive income of approximately $10 million, as any changes in fair value of the Company’s equity affiliates are not recognized unless deemed other-than-temporary, as these investments are accounted for under the equity method.

In accordance with SFAS No. 133, the Company has recorded the conversion feature embedded in its exchangeable debentures in other liabilities. At March 31, 2009, the fair value of this conversion feature was nil and this conversion feature is sensitive to movements in the share price of one of the Company’s publicly traded equity affiliates. A significant variance in the price of the underlying stock could have a material impact on the operating results of the Company.

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

See Note 13—Contingencies to the unaudited consolidated financial statements, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Prospective investors should consider carefully the risk factors set forth below before making an investment in the Company’s securities.

Global Economic Conditions May Have a Continuing Adverse Effect on the Company’s Business.

The United States and global economies are undergoing a period of economic uncertainty, which has caused, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth. The resulting pressure on the labor and retail markets and the downturn in consumer confidence has weakened the economic climate in certain markets in which the Company does business and has had and may continue to have an adverse effect on the Company’s business, results of operations, financial condition and liquidity. A continued decline in these economic conditions could further impact the Company’s business, reduce the Company’s advertising and other revenues and negatively impact the performance of its motion pictures and home entertainment releases, television operations, newspapers, books and other consumer products. In addition, these conditions could also impair the ability of those with whom the Company does business to satisfy their obligations to the Company. As a result, the Company’s results of operations may continue to be adversely affected. Although the Company believes that its operating cash flow and current access to capital and credit markets, including the Company’s existing credit facility, will give it the ability to meet its financial needs for the foreseeable future, there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair the Company’s liquidity or increase its cost of borrowing.

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

Labor Disputes May Have an Adverse Effect on the Company’s Business.

In a variety of the Company’s businesses, the Company and its partners engage the services of writers, directors, actors and other talent, trade employees and others who are subject to collective bargaining agreements, including employees of the Company’s film and television studio operations and newspapers. If the Company or its partners are unable to renew expiring collective bargaining agreements, certain of which have expired or are expiring within the next year or so, it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, as well as higher costs in connection with these collective bargaining agreements or a significant labor dispute could have an adverse effect on the Company’s business by causing delays in production or by reducing profit margins. The collective bargaining agreement between the Screen Actors Guild (“SAG”), which covers performers in feature films and filmed television programs, and the producers of such content, expired on June 30, 2008 and a new agreement has not yet been finalized. If an agreement is not reached by the parties, strikes or work stoppages could occur, and depending on their duration, could cause delays in the production and/or release dates of the Company’s television programs and feature films, and could result in higher costs due to a strike itself or less favorable terms for the Company of a future agreement with SAG.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits.

4.1	Registration Rights Agreement, dated February 13, 2009, by and among News America Incorporated, News Corporation and J.P. Morgan Securities Inc. as Initial Purchaser.*

4.2	Form of Notes representing $700 million principal amount of 6.90% Senior Notes due 2019 and Officer’s Certificate of News Corporation relating thereto, dated February 13, 2009, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America Incorporated, the Guarantor named therein and The Bank of New York Mellon, as Trustee.*

4.3	Form of Notes representing $300 million principal amount of 7.85% Senior Notes due 2039 and Officer’s Certificate of News Corporation relating thereto, dated February 13, 2009, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America Incorporated, the Guarantor named therein and The Bank of New York Mellon, as Trustee.*

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION
(Registrant)

By:	/s/ DAVID F. DEVOE
David F. DeVoe
Senior Executive Vice President and
Chief Financial Officer

Date: May 6, 2009