Form 10-K
period 2009-06-30
NEWS CORP
filed 2009-08-12
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2009

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 001-32352

NEWS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 852-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Class A Common Stock, par value $0.01 per share	The NASDAQ Global Select Market
Class B Common Stock, par value $0.01 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of December 26, 2008, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of News Corporation’s Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $15,287,976,907, based upon the closing price of $8.51 per share as quoted on the New York Stock Exchange on that date, and the aggregate market value of News Corporation’s Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $4,367,763,214, based upon the closing price of $9.08 per share as quoted on the New York Stock Exchange on that date.

As of August 7, 2009, 1,815,792,025 shares of Class A Common Stock and 798,520,953 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the News Corporation definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of News Corporation’s fiscal year end.

PART I

ITEM 1.	BUSINESS

Background

News Corporation, a Delaware corporation, is a diversified global media company with operations in the following eight industry segments: (i) Filmed Entertainment; (ii) Television; (iii) Cable Network Programming; (iv) Direct Broadcast Satellite Television; (v) Magazines and Inserts; (vi) Newspapers and Information Services; (vii) Book Publishing; and (viii) Other. The activities of News Corporation are conducted principally in the United States, the United Kingdom, Continental Europe, Australia, Asia and Latin America. For financial information regarding News Corporation’s segments and operations in geographic areas, see “Item 8. Financial Statements and Supplementary Data.” Unless otherwise indicated, references in this Annual Report on Form 10-K (the “Annual Report”) to “we,” “us,” “our,” “News Corporation” or the “Company” means News Corporation’s predecessor corporation, TNCL (as defined below), and its subsidiaries prior to November 12, 2004 and News Corporation and its subsidiaries from November 12, 2004 forward. Descriptions of transactions contained in this Annual Report that occurred prior to the Reorganization (as defined below) have been adjusted to reflect the consummation of the Reorganization.

On November 12, 2004, a reorganization was completed, whereby News Corporation became the parent company of News Holdings Limited (formerly known as The News Corporation Limited), a South Australia corporation (“TNCL”), and its subsidiaries (the “Reorganization”). The Reorganization was completed pursuant to schemes of arrangements under Australian law in which all ordinary and preferred shares of TNCL were cancelled and, in exchange, holders of those shares received shares of News Corporation voting Class B common stock, par value $0.01 per share (“Class B Common Stock”), and non-voting Class A common stock, par value $0.01 per share (“Class A Common Stock”), respectively, on a one-for-two basis.

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

In February 2009, the Company, two newly incorporated subsidiaries of funds advised by Permira Advisers LLP (the “Permira Newcos”) and the Company’s then majority-owned, publicly-held subsidiary, NDS Group plc (“NDS”), completed a transaction pursuant to which all issued and outstanding NDS Series A ordinary shares, including those represented by American Depositary Shares traded on The NASDAQ Stock Market, were acquired for per share consideration of $63 in cash. As part of the transaction, approximately 67% of the NDS Series B ordinary shares held by the Company were exchanged for $63 per share in a mix of approximately $1.5 billion in cash and a $242 million vendor note. As a result of the transaction, NDS ceased to be a public company and the Permira Newcos and the Company now own approximately 51% and 49% of NDS, respectively.

British Sky Broadcasting Group plc (“BSkyB”), which the Company owns an equity interest in, is subject to the information requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, in accordance with the Exchange Act, files reports and other information with the Securities and Exchange Commission (“SEC”).

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30 in each year. At June 30, 2009, the Company had approximately 55,000 full-time employees. The Company’s principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036 and its telephone number is (212) 852-7000. The Company’s website is www.newscorp.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, through the Company’s website as soon as reasonably practicable after the material is electronically filed with or furnished to the SEC. Such reports may also be obtained without charge from the Company, and paper copies of any exhibits to such reports are also available for a reasonable fee per page charge to the requesting stockholder. Any materials that the Company filed with the SEC also may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

Special Note Regarding Forward-Looking Statements

This document and the documents incorporated by reference into this Annual Report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain statements that constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations. The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other factors is set forth under the heading “Item 1A. Risk Factors” in this Annual Report. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the Consolidated Financial Statements of News Corporation and related notes set forth elsewhere in this Annual Report.

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

Feature Film Production and Distribution

One of the world’s largest producers and distributors of motion pictures, Fox Filmed Entertainment (“FFE”), produces, acquires and distributes motion pictures throughout the world under a variety of arrangements. During fiscal 2009, FFE placed 25 motion pictures in general release in the United States. Those motion pictures were produced and/or distributed by the following units of FFE: Twentieth Century Fox and Fox 2000, which produce and acquire motion pictures for mainstream audiences; Fox Searchlight Pictures, which produces and acquires specialized motion pictures; Fox Atomic, which produced and acquired motion pictures targeting the 17-24 year old demographic audience; and Twentieth Century Fox Animation, which produces feature length animated motion pictures. The motion pictures produced and/or distributed by FFE in the United States and international territories in fiscal 2009 included Marley & Me, Taken, X-Men Origins: Wolverine, Night at the Museum: Battle of the Smithsonian, Slumdog Millionaire, The Wrestler, The Secret Life of Bees and Notorious. FFE has already released or currently plans to release approximately 23 motion pictures in the United States in fiscal 2010, including Ice Age: Dawn of the Dinosaurs, Avatar, Alvin and the Chipmunks: The Squeakuel, Date Night, Gulliver’s Travels, 500 Days of Summer, Whip It! and Amelia.

Pursuant to an agreement with Monarchy Enterprises Holdings B.V. (“MEH”), the parent company of New Regency in which the Company has a 20% interest, and certain of MEH’s subsidiaries, FFE distributes certain New Regency films and all films co-financed by FFE and New Regency in all media worldwide, excluding most international territories with respect to television rights. Among its fiscal 2010 releases, FFE currently expects to distribute three films either fully financed by New Regency or co-financed by FFE and New Regency.

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

Through Twentieth Century Fox Home Entertainment, Inc., the Company distributes motion pictures and other programming produced by units of FFE, its affiliates and other producers in the United States, Canada and international markets in all home media formats, including the sale and rental of DVDs. In fiscal 2009, the domestic home entertainment division released or re-released approximately 1,017 produced and acquired titles, including 29 new FFE film releases, approximately 712 catalog titles and approximately 276 television and non-theatrical titles. In international markets, the Company distributed, produced and acquired titles both directly and through foreign distribution channels, with approximately 851 releases in fiscal 2009, including approximately 29 new FFE film releases, approximately 660 catalog titles and approximately 162 television and non-theatrical releases. In fiscal 2009, the Company continued its worldwide home video distribution arrangement with Metro-Goldwyn-Mayer (“MGM”), releasing approximately 1,358 and 774 MGM home entertainment theatrical, catalog and television programs domestically and internationally, respectively, as well as its domestic home video distribution arrangement with Lions Gate, releasing approximately 1,777 Lions Gate home entertainment theatrical, catalog and television programs. During fiscal 2009, the domestic home entertainment division released 141 Blu-ray high definition (“HD”) disc format (“Blu-ray”) titles, including 25 new FFE film releases and 106 catalog titles and 10 television and non-theatrical releases. In international markets, the Company released 110 Blu-ray titles, including 16 new FFE film releases and 94 catalog titles. The Company also distributed 51 Blu-ray titles (9 new releases and 42 catalog titles) from MGM domestically and 32 titles (two new releases and 30 catalog titles) internationally, and 72 Blu-ray titles from Lions Gate domestically.

Units of FFE license motion pictures and other programs in the United States, Canada and international markets to various third party and certain affiliated subscription pay television, pay-per-view, video-on-demand and electronic sell-through services. The license agreements reflecting the subscription pay television arrangements generally provide for a specified number of exhibitions of the program during a fixed term in exchange for a license fee that is based on a variety of factors, including the box office performance of each program and the number of subscribers to the service or system. Among third party license agreements that units of FFE have in place in the United States for television exhibition of their motion pictures are exclusive subscription pay television license agreements with Home Box Office (“HBO”), providing for the licensing of films initially released for theatrical exhibition through 2015, as well as arrangements with Starz Encore Group. The license agreements reflecting the pay-per-view and video-on-demand services arrangements generally provide for a license fee based on a percentage of the licensee’s gross receipts from the exhibition of the program, and in some cases, a guaranteed minimum fee. In addition, these agreements generally provide for a minimum number of scheduled pay-per-view exhibitions and a minimum video-on-demand exhibition period during a fixed term. Units of FFE also license motion pictures in the United States to direct broadcast satellite (“DBS”) pay-per-view services operated by EchoStar Communications Corporation, as well as to pay-per-view and video-on-demand services operated by DIRECTV and iN Demand L.L.C. In addition, units of FFE license motion pictures and other programs to third parties, including Apple and Amazon, for electronic sell-through over the Internet, enabling consumers in the United States to acquire the right to retain permanently such programs. In international markets, units of FFE license motion pictures and other programming to leading third party pay television, pay-per-view, video-on-demand and electronic sell-through services, as well as to pay television and video-on-demand services operated by various affiliated entities.

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

Television Programming, Production and Distribution

Twentieth Century Fox Television (“TCFTV”). During fiscal 2009, TCFTV produced television programs for the FOX Broadcasting Company (“FOX”), ABC Television Network (“ABC”), CBS Broadcasting, Inc.

(“CBS”), NBC Television Network (“NBC”), Comedy Partners (“Comedy Central”) and F/X Networks (“FX”). TCFTV currently produces, or has orders to produce, episodes of the following television series: 24, American Dad, Bones, The Cleveland Show, Dollhouse, Family Guy, Glee, King of the Hill, Lie To Me, The Simpsons, Sit Down, Shut Up (a co-production with Adelaide Productions) and Sons of Tucson for FOX; Better Off Ted, Modern Family and The Deep End for ABC; How I Met Your Mother for CBS; Sons of Anarchy for FX; Futurama for Comedy Central; and Neighbors From Hell for Superstation Inc. (“TBS”). Generally, a network will license a specified number of episodes for exhibition on the network during the license period. All other distribution rights, including international and off-network syndication rights, are typically retained by TCFTV, utilized by other units of the Company or sold to third parties.

Television programs generally are produced under contracts that provide for license fees that may cover only a portion of the anticipated production costs. As these costs have increased in recent years, the resulting deficit between production costs and license fees for domestic first-run programming has also increased. Therefore, additional licensing is often critical to the financial success of a series. Successful U.S. network television series are, for example, (i) licensed for first-run exhibition in Canadian and international markets, (ii) released in DVD box sets, (iii) licensed for off-network exhibition in the United States (including in syndication and to cable programmers), (iv) licensed for further television exhibition in international markets and (v) made available for electronic sell-through and streaming, including individual episodes and full series. Typically, a series must be broadcast for at least three to four television seasons for there to be a sufficient number of episodes to offer the series in syndication or to cable and DBS programmers in the United States. The decision of a television network to continue a series through an entire television season or to renew a series for another television season depends largely on the series’ audience ratings.

Twentieth Television. Twentieth Television licenses both television programming and feature films for domestic syndication to television stations and basic cable services in the United States. Twentieth Television distributes a program portfolio that includes the Company’s library of television and film assets, and first-run programming produced by its production companies for sales to local stations, including stations owned and operated by the Company, as well as to basic cable networks. First-run programs distributed by Twentieth Television include the game show Are You Smarter Than a 5th Grader? and the court shows Divorce Court and Judge Alex.

Twentieth Television derives revenue from off-network, theatrical and first-run program sales in the form of cash license fees paid by both broadcast and cable licensees, and from the sales of national advertising units retained by Twentieth Television in its programs. Twentieth Television licenses such shows as How I Met Your Mother, My Name Is Earl, Family Guy, American Dad, King of the Hill, The Unit, M*A*S*H, Boston Legal, Bones, Malcolm in the Middle and The Simpsons to cable and broadcast networks. Twentieth Television also manages and distributes the long running series, COPS and America’s Most Wanted, and sells national advertising on behalf of other third party syndicators.

Fox Television Studios (“FtvS”). FtvS is a program supplier to the major U.S. and international broadcast and cable networks. FtvS is currently producing Burn Notice and White Collar for USA Network, Saving Grace for TNT, Mental and the upcoming late-night The Wanda Sykes Show for FOX, and Kendra and The Girls Next Door for E!. Other FtvS international co-productions include Persons Unknown, co-produced with Televisa for NBC, and Defying Gravity, co-produced with CTV and ProSieben for ABC.

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

Motion Picture and Television Library

The Company’s motion picture and television library (the “Fox Library”) consists of varying rights to several thousand previously released motion pictures and many well-known television programs. Motion pictures in the Fox Library include many successful and well-known titles, such as The Sound of Music, Mrs. Doubtfire, Planet of the Apes, the Die Hard series, Dr. Dolittle, the X-Men series, The Day After Tomorrow, the Ice Age series, Sideways, Walk the Line, The Devil Wears Prada, Little Miss Sunshine, the Night at the Museum series, Alvin and the Chipmunks, Slumdog Millionaire and Taken, as well as seven of the top 30 domestic box office grossing films of all time, which are Titanic (together with Paramount Pictures Corporation), Star Wars, Star Wars Episode I: The Phantom Menace, Star Wars Episode III: Revenge of the Sith, Star Wars Episode II: Attack of the Clones, Star Wars Episode VI: Return of the Jedi and Independence Day.

The Fox Library contains varying rights to many television series and made-for-television motion pictures. The television programming in the Fox Library consists of such classic series as The Mary Tyler Moore Show, M*A*S*H, Hill Street Blues, Doogie Howser, M.D., L.A. Law, The Wonder Years, The Practice, Ally McBeal, Boston Legal, My Name is Earl, Angel, Dharma & Greg, In Living Color, The X-Files, Buffy the Vampire Slayer and NYPD Blue, as well as such current programming as The Simpsons, Bones, King of the Hill, 24, Family Guy, Dollhouse, Futurama, Better Off Ted, How I Met Your Mother, Sons of Anarchy, American Dad and Lie To Me.

Television

The Company is engaged in the operation of broadcast television stations, the broadcasting of network programming in the United States and the development, production and broadcasting of television programming in Asia.

Fox Television Stations

Fox Television Stations, Inc. (“Fox Television Stations”) owns and operates 27 full power stations, including stations located in nine of the top ten largest designated market areas (“DMAs”). Fox Television Stations owns and operates two stations in nine DMAs, including New York, Los Angeles and Chicago, the first, second and third largest DMAs, respectively.

Of the 27 full power stations, 17 stations are affiliates of FOX (“FOX Affiliates”). For a description of the programming offered to FOX Affiliates, see “—FOX Broadcasting Company.” In addition, Fox Television Stations owns and operates ten stations affiliated with MyNetworkTV, Inc. (“MyNetworkTV”).

The following table lists certain information about each of the television stations owned and operated by Fox Television Stations. Unless otherwise noted, all stations are FOX Affiliates.

Fox Television Stations (1)

	DMA/Rank	Station		Channel	Type	Percentage of U.S. Television Households Reached (2)
New York, NY	1	WNYW		5	VHF	6.5%
		WWOR	(3)	9	VHF
Los Angeles, CA	2	KTTV		11	VHF	4.9%
		KCOP	(3)	13	VHF
Chicago, IL	3	WFLD		32	UHF	3.1%
		WPWR	(3)	50	UHF
Philadelphia, PA	4	WTXF		29	UHF	2.6%
Dallas, TX	5	KDFW		4	VHF	2.2%
		KDFI	(3)	27	UHF
Boston, MA	7	WFXT		25	UHF	2.1%
Atlanta, GA	8	WAGA		5	VHF	2.1%
Washington, DC	9	WTTG		5	VHF	2.0%
		WDCA	(3)	20	UHF
Houston, TX	10	KRIV		26	UHF	1.8%
		KTXH	(3)	20	UHF
Detroit, MI	11	WJBK		2	VHF	1.7%
Phoenix, AZ	12	KSAZ		10	VHF	1.6%
		KUTP	(3)	45	UHF
Tampa, FL	13	WTVT		13	VHF	1.6%
Minneapolis, MN (4)	15	KMSP		9	VHF	1.5%
		WFTC	(3)	29	UHF
Orlando, FL	19	WOFL		35	UHF	1.3%
		WRBW	(3)	65	UHF
Baltimore, MD	26	WUTB	(3)	24	UHF	1.0%
Memphis, TN	48	WHBQ		13	VHF	0.6%
Austin, TX	49	KTBC		7	VHF	0.6%
Gainesville, FL	160	WOGX		51	UHF	0.1%
TOTAL						37.3%

Source: Nielsen Media Research, January 2009

(1)

The information presented in the table above is valid as of June 12, 2009, the date of the conversion of Fox Television Stations to all digital broadcasts. For more information on the transition to digital broadcast, see “Regulation—Television.”

(2)

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

(3)	MyNetworkTV affiliate.
(4)	The Company also owns and operates KFTC, Channel 26, Bemidji, MN as a satellite station of WFTC, Channel 29, Minneapolis, MN.

FOX Broadcasting Company (“FOX”)

FOX has 217 FOX Affiliates, including the 17 stations owned and operated by the Company, which reach approximately 99% of all U.S. television households. In general, each week FOX regularly delivers to its affiliates 15 hours of prime-time programming and 90 minutes of late-night programming on Saturday. FOX’s prime-time programming features such series as House, The Simpsons, Bones, Fringe, and 24; unscripted series such as American Idol and So You Think You Can Dance; and various movies and specials. In addition, a significant component of FOX’s programming consists of sports programming, with FOX providing to its affiliates live coverage (including post-season) of the National Football Conference of the National Football League (the “NFL”) and Major League Baseball (“MLB”), as well as live coverage of the premier racing series (the Sprint Cup series) of the National Association of Stock Car Auto Racing (“NASCAR”) and the Bowl Championship Series (“BCS”) (excluding the BCS championship game). FOX also airs a two-hour block of direct response programming on Saturday mornings provided by Worldlink Ventures (“Worldlink”), a media sales firm. FOX’s agreement with Worldlink extends through the 2009-2010 broadcast season.

FOX’s prime-time line-up is intended to appeal primarily to target audiences of 18 to 49-year old adults, the demographic group that advertisers seek to reach most often. During the 2008-2009 traditional September to May broadcast season, FOX ranked first in prime-time programming based on viewership of adults aged 18 to 49 (FOX had a 3.7 rating and a 10 share, ABC had a 2.9 rating and an 8 share, CBS had a 3.2 rating and a 9 share and NBC had a 2.8 rating and a 7 share). The median age of the FOX viewer is 45 years, as compared to 47 years for NBC, 49 years for ABC and 53 years for CBS.

FOX obtains programming from major television studios and independent television production companies pursuant to license agreements. The terms of those agreements generally provide FOX with the right to broadcast a television series for a minimum of four seasons. FOX licenses its film programming from major film studios and independent film production companies. National sports programming, such as the NFL, MLB and NASCAR programming, is obtained under license agreements with professional sports leagues or organizations. FOX’s current licenses with the NFL, MLB, and NASCAR extend until the 2013 NFL season, the 2013 MLB season and the 2014 NASCAR season. FOX also has the right to broadcast the BCS through 2010.

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

MyNetworkTV

MyNetworkTV is currently a primetime general entertainment broadcast television network with 179 affiliates, including ten stations owned and operated by the Company, and reaching approximately 97% of U.S. households. Through the 2008-2009 television season, MyNetworkTV delivered two hours per night of branded prime-time programming every night of the week except Sunday. Branded nights of programming included entertainment shows on Monday, reality crime shows on Tuesday, comedy on Wednesdays, movies on Thursdays and Saturdays and WWE Smackdown on Fridays.

For the 2009-2010 television season that begins in September 2009, MyNetworkTV will be moving to a new distribution programming service model, distributing two hours per night of original and off-network programming for Twentieth Television and other third party syndicators to its affiliates. With this transition, MyNetworkTV is entering into new affiliation agreements with its affiliates. As of August 10, 2009, MyNetworkTV had 133 affiliates for the 2009-2010 television season, including 10 affiliates owned by the Company, which will reach approximately 83% of U.S. households.

Competition. The network television broadcasting business is highly competitive. FOX and MyNetworkTV compete for programming, viewers and advertising with ABC, NBC, CBS and The CW Television Network.

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

Each of the stations owned and operated by Fox Television Stations also competes for advertising revenues with other television stations and radio and cable systems in its respective market area and with other advertising media, such as newspapers, magazines, outdoor advertising, direct mail and Internet websites. All of the stations owned and operated by Fox Television Stations are located in highly competitive markets. Additional elements that are material to the competitive position of each of the television stations include management experience, authorized power and assigned frequency of that station. Competition for sales of broadcast advertising time is based primarily on the anticipated and actually delivered size and demographic characteristics of audiences as determined by various rating services, price, the time of day when the advertising is to be broadcast, competition from the other broadcast networks, cable television systems, DBS services and other media and general economic conditions. Competition for audiences is based primarily on the selection of programming, the acceptance of which is dependent on the reaction of the viewing public that is often difficult to predict.

STAR

Star Group Limited (“STAR”) engages in the development, production and broadcasting of television programming, primarily in Asia. STAR offers 69 channels in thirteen languages. STAR’s owned and affiliated channels are distributed in the following regions: India; Greater China; Indonesia; the rest of South East Asia; Pakistan; the Middle East and North Africa; the United Kingdom and Europe; and North America, reaching approximately 300 million people in 136 million households.

STAR’s programming is distributed primarily via satellite to local cable, internet protocol television (“IPTV”) and direct-to-home (“DTH”) operators for distribution to their subscribers. STAR is one of the leading providers of television programming in Asia. Of the 69 channels currently offered by STAR, 35 channels are wholly-owned and operated by STAR, including, among others, STAR PLUS, STAR CHINESE CHANNEL, CHANNEL [V], STAR WORLD, STAR MOVIES, STAR CHINESE MOVIES and XING KONG WEI SHI. STAR’s channels are distributed on both a pay television and a free-to-air basis.

STAR also provides 34 channels that are joint ventures between the Company and other entities, including channels owned and operated by Phoenix Satellite Television Holdings Limited (“Phoenix”), ESPN STAR Sports, Media Content & Communications Services (India) Private Limited (“MCCS”), Vijay Television Private Limited (“VPTL”) and Asianet Communications Limited.

STAR has an approximate 18% interest in Phoenix, a company listed on the Main Board of The Stock Exchange of Hong Kong Limited. Phoenix owns and operates Chinese language general entertainment, movie and current affairs channels, all of which are targeted at Chinese audiences around the world and are primarily distributed on a free or an encrypted basis via pay television platforms in Asia and Europe and pay television platforms in the United States. ESPN STAR Sports, a 50/50 joint venture between STAR and ESPN, is the leading sports broadcaster in Asia and operates 17 channels in different languages. MCCS, an approximate 26% STAR owned joint venture with the Ananda Bazar Patrika Group, owns and operates three Indian language 24-hour news and current affairs channels. In January 2009, STAR expanded into South India regional programming by forming STAR Jupiter, a joint venture with Asianet TV Holdings Private Limited to provide television services for South Indian audiences. The joint venture consists of a 80.9% stake by STAR in VTPL, which owns and operates the Tamil Language channel VIJAY, and VTPL, in turn, holds a 62.9% stake in Asianet Communications Limited which owns and operates the Malayalam language channels ASIANET and ASIANET PLUS, the Kannada language channel SUVARNA and the Telugu language channel SITARA.

In addition, STAR owns an approximate 26% stake in Balaji Telefilms Limited (“Balaji”), which is one of the largest television content production companies in India, the shares of which are listed on The Stock Exchange, Mumbai and the National Stock Exchange of India. Balaji currently produces serials broadcast on STAR PLUS and other general entertainment channels in India. STAR also holds a 20% stake in Tata Sky Limited which owns and operates a DTH platform in India, an approximate 22% stake in Hathway Cable & Datacom Private Limited, a multi-system cable operator in India that also provides broadband Internet services, and a 49% interest in Channel [V] Thailand which owns a Thai language music channel and licenses its Channel [V] brand to a third party in Australia to operate a music channel. STAR also has a 50/50 joint venture with Den Digital Entertainment Networks Private Limited to operate a television channel distribution business in India, Nepal, Bangladesh, Sri Lanka and Bhutan, which exclusively distributes STAR’s owned and affiliated channels in these territories. In fiscal 2009, STAR expanded into television home shopping in India through a 50/50 joint venture with CJ O Shopping Co. Ltd., a leading home shopping company in South Korea and China.

STAR also holds a 20% interest in PT Cakrawala Andalas Televisi (“CATV”), an Indonesian free-to-air terrestrial television broadcaster. In June 2009, STAR entered into an agreement with the other shareholders of CATV to consolidate CATV with TVOne, another free-to-air terrestrial television broadcaster. Under the agreement, STAR will acquire a 7.5% interest in the consolidated entity. The transaction is subject to certain closing conditions and is expected to close in the fourth quarter of calendar 2009.

The primary sources of programming on STAR’s owned and affiliated channels include rights to broadcast over many territories in Asia and other parts of the world: (i) original Indian, English and Chinese television programming produced, commissioned or acquired by STAR, including programming in HD; (ii) many of Asia’s most popular sporting events, such as International Cricket Council cricket; (iii) an extensive contemporary Chinese film library comprising over 650 titles; and (iv) an extensive Hindi film library comprising 731 titles and an extensive Hindi television program library comprising about 480 titles. STAR’s other sources of programming include rights to broadcast music videos, as well as music and youth-oriented programming, produced and carried on Channel [V]. STAR and Twentieth Century Fox jointly produce and distribute films in Asia in the Indian and Chinese Languages.

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

In the Middle East, STAR competes with both pay channels (in the South Asian and English languages) as well as free-to-air channels for viewership, program rights, distribution and advertising sales.

Cable Network Programming

The Company produces and licenses news, business news, sports, general entertainment and movie programming for distribution to distributors in the United States and internationally.

FOX News. FOX News owns and operates the FOX News Channel, a 24-hour all news national cable channel currently available to approximately 97 million U.S. households according to Nielsen Media Research, as well as the FOX Business Network which launched to 30 million subscribers in October 2007 and currently has over 50 million subscribers.

FOX News also produces a weekend political commentary show, FOX News Sunday, for broadcast on local FOX television stations throughout the United States. FOX News, through its FOX News Edge service, licenses news feeds to FOX Affiliates and other subscribers to use as part of local news broadcasts throughout the United States and abroad. FOX News also produces and runs the websites, FOXNews.com and FOXBusiness.com, and owns and produces the national FOX News Radio Network, which licenses news updates, long form programs and the FOX News Talk Channel to local radio stations and to satellite radio providers.

FSN. Fox Sports Net, Inc. (“FSN, Inc.”) is the largest regional sports network (“RSN”) programmer in the United States, focusing on live professional and major collegiate home team sports events. FSN, Inc.’s sports programming business currently consists primarily of ownership interests in 12 RSNs, including numerous sub-regional feeds (the “FSN RSNs”) and National Sports Programming, which operates FSN (“FSN”), a national sports programming service. FSN, Inc. also is affiliated with, through FSN, an additional nine RSNs that are not owned by FSN, Inc. (the “FSN Affiliated RSNs”). FSN provides the FSN RSNs and the FSN Affiliated RSNs with national sports programming, featuring original and licensed sports-related programming, as well as live and replay sporting events. The FSN RSNs and the FSN Affiliated RSNs currently have approximately 91 million subscribers and have rights to telecast live games of 68 of 82 U.S. professional sports teams in MLB, the National Basketball Association (“NBA”) and the National Hockey League (“NHL”); collegiate conferences; and numerous college and high school sports teams.

FX. Currently reaching approximately 95 million U.S. households according to Nielsen Media Research, FX is a general entertainment network that telecasts a growing roster of original series, as well as acquired television series and motion pictures. FX’s lineup for the 2009-2010 season includes popular original programming such as the Emmy® and Golden Globe® award-winning drama series Nip/Tuck and Damages and the critically acclaimed Rescue Me. Also included in the 2009-2010 season line-up is the fifth season of the comedy series It’s Always Sunny in Philadelphia and the second season of Sons of Anarchy. Current syndicated series include That 70’s Show, Spin City, Malcolm in the Middle and The Bernie Mac Show. During the 2009-2010 season, FX will also showcase the television premieres of theatrical motion pictures, including Live Free or Die Hard, Superman 3, Kung Fu Panda, and The Simpsons Movie. The Company also produces and distributes FX HD, a 24-hour national programming service produced and distributed in HD.

SPEED. Currently reaching over 73 million households in the United States according to Nielsen Media Research, SPEED brings viewers into the world of auto and motorcycle racing and the surrounding lifestyle, showcasing significant NASCAR races (including exclusive coverage of the annual All Star Race), events and original programming, as well as other top racing series, such as Formula One, Grand American Road Racing, American LeMans, the 24 Hours of LeMans, American Motorcycle Association, AMA Supercross, Monster Jam, World Superbike and MotoGP racing and events. SPEED’s popular original series PINKS All Out is a reality-based racing show in its third season that pits amateur racers against each other in a unique drag racing format. SPEED’s original series, Wrecked, will return for a second season in 2009 as well as the new series, Dangerous Drives. SPEED also is distributed to subscribers in Mexico, Canada and Latin America. The Company also produces and distributes SPEED HD, a 24-hour national programming service produced and distributed in HD.

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

Fox Soccer Channel. Fox Soccer Channel is an English-language programming service offering comprehensive coverage of world-class soccer. Top properties include the UEFA Champions League, English Premier League, Italian Serie A and Major League Soccer, along with daily soccer news programs and a weekly viewer call-in show.

Fox Pan American Sports. The Company has an approximate 33% equity interest in Fox Pan American Sports LLC (“FPAS”), with HM Capital Partners, LLC owning the remainder. FPAS owns and operates Spanish-language sports businesses, including the Fox Sports Latin America network (a Spanish-language sports network distributed to subscribers in certain Caribbean and Central and South American nations outside of Brazil) and Fox Sports en Español (the first Spanish-language sports programming service to be distributed in the United States).

Fox Reality Channel. Fox Reality Channel is a 24-hour national programming service that airs original, off-network and syndicated unscripted programming made popular on major U.S. and international networks.

Big Ten Network. The Company owns an approximate 49% interest in the Big Ten Network, a 24-hour national programming service dedicated to the Big Ten Conference and Big Ten athletics, academics and related programming, and Big Ten Network HD, a 24-hour national programming service produced and distributed in HD.

National Geographic. The Company holds an approximate 67% interest in NGC Network US LLC, which produces and distributes the National Geographic Channel and the National Geographic Channel HD in the United States, with NGT, Inc., a subsidiary of the National Geographic Society (“NGT”), holding the remaining interest. The National Geographic Channel currently reaches approximately 69 million households in the United States according to Nielsen Media Research.

The Company also owns a 52.2% interest in NGC Network International LLC and NGC Network Latin America LLC (collectively “NGC International”), with NGT holding a 26.8% interest and a subsidiary of BSkyB holding the remaining 21% interest. NGC International produces and distributes the National Geographic Channel in various international markets. NGC International also produces and distributes the National Geographic Channel HD, the Nat Geo Adventure channel, the Nat Geo Wild channel and the Nat Geo Music channel in international markets. The National Geographic Channel is currently shown in 34 languages and in approximately 166 countries internationally, including the United States.

The National Geographic Channels air documentary programming on such topics as natural history, adventure, science, exploration and culture.

Fox International Channels (“FIC”). FIC owns and operates channels in various countries in Europe, Latin America, the Caribbean, Africa and Asia, including: the Fox Channel, Fox Life, FX, SPEED and Utilisma in Latin America; FOX, Fox Crime, Fox Life, FX, CULT, NEXT and The History Channel in Italy; FOX in Germany, FX in the United Kingdom; FOX and Fox Life in Japan; FOX, Fox Crime, Fox Life, Next and FX in Portugal; the Voyage Channel and Fox Life in France; FOX in Spain and Korea; The History Channel in India; Fox Life and Fox Crime in several countries in Eastern Europe; Fox Life in Poland; and Fox Life, FX, FX VOD, FOX Sports and FOX Sports HD in Turkey. FIC also manages the Universal channels in Latin America.

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

FIC owns a 55% equity interest in LAPTV, a partnership which distributes three premium pay television channels (Movie City East and West, Cinecanal East and West and its multiplex channel Cinecanal 2) and one basic television channel (The Film Zone East and West) in Latin America (excluding Brazil). Such channels primarily feature theatrical motion pictures of Twentieth Century Fox and three other studio partners in the English language with Spanish subtitles. FIC has voting control over an additional 22.5% interest in LAPTV.

FIC also owns a majority equity interest in Elite Sports Limited, a company that owns and distributes BabyTV, a 24-hour channel dedicated to infants and toddlers under three years old to over 65 countries outside of the United States.

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

Sports programming operations. A number of basic and pay television programming services, such as ESPN and Versus, as well as free-to-air stations and broadcast networks, provide programming that also targets the FSN RSNs’ audience. FSN is the leading programming service distributing a full range of sports programming on both a national and regional level. On a national level, FSN’s primary competitor is ESPN and, to a lesser extent, ESPN2 and Versus. In regional markets, the FSN RSNs compete with other regional sports networks, including those operated by team owners, cable television systems, local broadcast television stations and other sports programming providers and distributors.

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

Direct Broadcast Satellite Television

The Company engages in the direct broadcast satellite business through its subsidiary, SKY Italia. The Company also owns equity interests in BSkyB and Sky Deutschland AG (formerly Premiere AG) (“Sky Deutschland”), which are engaged in the DBS business (for a description of the businesses of these equity interests, please see discussion under heading “—Equity Interests”).

SKY Italia

SKY Italia currently distributes over 180 channels of basic, premium and pay-per-view programming services via satellite and broadband directly to subscribers in Italy. This programming includes exclusive rights to popular sporting events, newly-released movies and SKY Italia’s original programming, such as SKY News, Italy’s first 24-hour news channel. As of June 30, 2009, SKY Italia had approximately 4.8 million subscribers.

Competition. The number of pay television subscribers with services in Italy, other than SKY Italia, is growing and is expected to continue to increase. SKY Italia’s competition includes companies that offer video, audio, interactive programming, telephony, data and other information and entertainment services, including broadband Internet providers, digital terrestrial transmission (“DTT”) services, wireless companies and companies that are developing new media technologies. The Company is currently prohibited from providing a DTT service under regulations of the European Commission. Competition is encouraged through the regulatory environment that requires SKY Italia to wholesale its premium programming, to limit the length and exclusivity of certain of its premium programming contracts, as well as to provide third parties with access to the SKY Italia platform.

Magazines and Inserts

The Company engages in marketing operations, primarily the publication of free-standing inserts, the provision of in-store marketing products and services and magazine publishing.

News America Marketing Group

The Company’s U.S. marketing operations are organized under News America Marketing Group (“NAMG”). NAMG consists primarily of free-standing insert publications and in-store marketing products and services.

NAMG is one of the two largest publishers of free-standing inserts in the United States. Free-standing inserts are multiple-page marketing booklets containing coupons, rebates and other consumer offers, which are distributed to consumers through insertion primarily into local Sunday newspapers. Advertisers, primarily packaged goods companies, pay NAMG to produce free-standing inserts, and NAMG contracts with and pays newspapers to include the free-standing inserts primarily into the newspapers’ Sunday editions. NAMG produces over 69 million free-standing inserts more than 45 times a year, which are inserted in approximately 1,500 Sunday newspapers throughout the United States. NAMG, through an affiliate, also produces over eight million free-standing inserts approximately 15 times annually, which are inserted into over 200 Canadian newspapers in Canada.

NAMG is a leading provider of in-store marketing products and services, primarily to consumer packaged goods manufacturers, with products in more than 50,000 supermarkets, drug stores, dollar stores, office supply stores and mass merchandisers worldwide.

SmartSource® is the brand name that is linked with NAMG’s vast assortment of marketing products, including, among others, free-standing inserts, NAMG’s instant coupon machines and various shelf advertising products. The SmartSource® brand currently reaches approximately 150 million consumers weekly.

The SmartSource iGroup manages NAMG’s portfolio of database marketing and on-line marketing products and services. The database marketing business, branded SmartSource Direct, provides database marketing and technology solutions for both retailers and manufacturers. The SmartSource Savings Network, which includes SmartSource.com, is an Internet-based network of approximately 230 newspaper, retailer and lifestyle sites connected through a common platform that currently delivers printable coupons, samples and other consumer marketing to an audience of approximately 65 million consumers.

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

Magazines

News Magazines Pty. Ltd (“News Magazines”) produces both direct sale magazines and inserts for the Company’s Australian newspapers. News Magazines publishes over 25 direct sale magazines, including food titles such as donna hay, delicious and super food ideas, lifestyle titles such as INSIDEout, Vogue Australia, Vogue Living, GQ Australia, Notebook and Gardening Australia, and specialist titles such as ALPHA—Mad About Sport, which is a sport and lifestyle men’s magazine. News Magazines also publishes Sunday Magazine, which is an insert in the Company’s Australian newspapers in Sydney and Melbourne.

The Company published The Weekly Standard, a weekly magazine offering political commentary in the United States, through June 2009 when it sold the magazine to the Clarity Media Group.

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

News International Limited (“News International”)

News International publishes The Times, The Sunday Times, The Sun and News of the World in the United Kingdom and Ireland. Sales of these four newspapers account for approximately one-third of all national newspapers sold in the United Kingdom. Both The Times, a daily published Monday through Saturday, and The Sunday Times are leading quality newspapers. The Sun, published each morning Monday through Saturday, and News of the World, published on Sunday, are both popular, mass market newspapers. The average paid circulation for each of these four national newspapers during the six months ended June 30, 2009 was approximately: The Times—599,009; The Sunday Times—1,214,603; The Sun—3,022,058; and News of the World—2,993,776. News International also publishes thelondonpaper, a free newspaper distributed by hand in central London each afternoon Monday through Friday.

The printing of all four of News International’s national newspapers (except Saturday and Sunday supplements) takes place principally in its four printing facilities located in England, Scotland and Ireland.

News International also publishes The Times Literary Supplement, a weekly literary review.

News Limited

News Limited is the largest newspaper publisher in Australia, owning approximately 146 daily, Sunday, weekly, bi-weekly and tri-weekly newspapers, of which four are free commuter titles and 102 are suburban publications (including 16 of which News Limited has a 50% interest). News Limited publishes the only nationally distributed general interest newspaper in Australia, the leading metropolitan newspapers in each of the major Australian cities of Sydney, Melbourne, Brisbane, Adelaide, Perth, Hobart and Darwin and the leading suburban newspapers in the suburbs of Sydney, Melbourne, Adelaide, Brisbane and Perth. News Limited’s daily and Sunday newspapers account for more than 69% of the total circulation of all daily and Sunday newspapers (excluding suburban and regional newspapers) published in Australia.

News Limited’s principal daily newspapers in Australia are: The Australian; The Daily Telegraph, published in Sydney; the Herald Sun, published in Melbourne; The Courier-Mail, published in Brisbane; The Advertiser, published in Adelaide; The Mercury, published in Hobart; and the Northern Territory News, published in Darwin. The Australian, which is Australia’s only general interest national daily newspaper, is printed in six cities and distributed nationwide. News Limited’s other principal daily newspapers in Australia are mass circulation, regional newspapers with broad-based readerships and are published and distributed regionally. The average Monday to Friday paid circulation of each of these daily newspapers during fiscal 2009 was approximately as follows: The Australian—138,000; The Daily Telegraph—373,000; the Herald Sun—520,000; The Courier-Mail—218,000; The Advertiser—186,000; The Mercury—46,000; and the Northern Territory News—22,000. The average Saturday paid circulation of each of these daily newspapers during fiscal 2009 was approximately as follows: The Weekend Australian—310,000; The Daily Telegraph—327,000; the Herald Sun—509,000; The Courier-Mail—305,000; The Advertiser—255,000; The Mercury—62,000; and the Northern Territory News—32,000.

News Limited’s principal Sunday newspapers in Australia are: The Sunday Telegraph, published in Sydney; the Sunday Herald Sun, published in Melbourne; The Sunday Mail, published in Brisbane; the Sunday Mail, published in Adelaide; The Sunday Times, published in Perth; the Sunday Tasmanian, published in Hobart; and the Sunday Territorian, published in Darwin. All these newspapers are mass circulation, metropolitan Sunday newspapers with broad-based readerships reflecting the diversity of the populations of the cities in which they are published. The average paid circulation of each of these Sunday newspapers during fiscal 2009 was approximately as follows: The Sunday Telegraph—653,000; the Sunday Herald Sun—616,000; The Sunday Mail (Brisbane)—557,000; the Sunday Mail (Adelaide)—307,000; The Sunday Times—321,000; the Sunday Tasmanian—60,000; and the Sunday Territorian—23,000.

The other newspapers that News Limited owns and publishes in Australia are distributed to a wide range of readers in urban, suburban and rural areas and are principally weekly publications. The majority of such newspapers are free-distribution suburban publications. In the Sydney suburban markets, News Limited owns 23 weekly newspapers; in Melbourne, 33 weekly newspapers; in Brisbane, 19 weekly newspapers; in Adelaide, 11 weekly newspapers; and in Perth, News Limited’s 50% owned suburban group publishes 16 weekly newspapers. The aggregate average weekly circulations of these suburban newspapers for the six months ended March 31, 2009 was approximately 5,119,000 homes.

In addition to these newspapers, News Limited also publishes four other publications (three monthlies and one weekly) with an average circulation for the six months ended March 31, 2009 of approximately 130,000 homes for the monthly titles and approximately 40,000 for the weekly title.

News Limited’s suburban newspapers are leading publications in terms of advertising and circulation in each of their respective markets. News Limited’s other newspapers in Australia are regional newspapers, circulating throughout broader, less densely populated areas.

Except for 36 of its suburban newspapers and four regional newspapers, News Limited’s Australian newspapers are produced and printed in facilities owned by the Company.

Dow Jones

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

Consumer Media Group. Dow Jones’ consumer media business offers business and financial information content to the consumer market around the globe.

The Wall Street Journal. The Wall Street Journal is one of the United States’ largest daily national newspapers. During fiscal 2009, The Wall Street Journal had an average print circulation of 1.7 million. The Wall Street Journal’s three major national editions are printed at 21 plants (including contract printers), of which 12 are owned by Dow Jones. The Wall Street Journal also sells regional advertising in 18 regional editions and pre-printed advertisements in various subsets of the circulation.

Barron’s. Barron’s is a weekly magazine that caters to financial professionals, individual investors and others interested in financial markets. In fiscal 2009, Barron’s had an average weekly circulation of 310,000. Barron’s is printed at 19 plants, including the 12 plants owned by Dow Jones, as well as additional contract printers.

The Wall Street Journal Digital Network. The Wall Street Journal Digital Network consists of WSJ.com, Marketwatch.com, Barron’s.com, and related sites and, as of June 30, 2009, served 34 million visitors per month with more than 550 million page views. WSJ.com is the largest paid subscription news website on the Internet, with over one million subscribers as of June 30, 2009. Certain sections of WSJ.com are also available to non-subscribers. MarketWatch.com covers the pulse of the markets for engaged investors, and is a leading provider of business, company and market news, financial information and analytics. Barron’s Online is a stand-alone subscription product, which had more than 150,000 subscribers as of June 30, 2009.

International Editions of The Wall Street Journal. The Wall Street Journal Europe, which had an average circulation of 81,000 during fiscal 2009, is headquartered in London and printed in Belgium, Germany, Ireland, Israel, Italy, Spain, Switzerland, Turkey and the United Kingdom. The Wall Street Journal Asia, which had an average circulation of 80,000 during fiscal 2009, is headquartered in Hong Kong and printed in Hong Kong, India, Indonesia, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan and Thailand. Dow Jones also publishes The Wall Street Journal Special Editions, which are a collection of The Wall Street Journal’s pages in local languages.

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

Enterprise Media Group. Dow Jones’ enterprise media business offers business and financial news, information and solutions to financial services firms, businesses and government institutions around the world.

In fiscal 2009, the Enterprise Media Group reorganized its business to better align to market opportunities in ten key customer and industry segments—Wealth Management, Investment Banking, Investment Management, Sales & Trading, B2B Sales, Researchers & Knowledge Workers, Public Relations & Corporate Communications, Private Markets, Risk & Compliance and Energy & Commodities. The Enterprise Media Group is focused on developing new products and services tailored to the specific needs of the professionals in those segments.

The Enterprise Media Group provides real-time news, research, aggregated content and information solutions to organizations through the following products: Dow Jones Factiva, Dow Jones Newswires, Dow Jones VentureSource and specialty publications and databases. Dow Jones Factiva is a leading provider of global business content with approximately 1.8 million paying subscribers as of June 30, 2009. Dow Jones Newswires is a premier provider of real-time business news and information for approximately 438,000 financial professionals around the world as of June 30, 2009. As of June 30, 2009, Dow Jones Newswires had a dedicated staff of approximately 900 journalists, in addition to drawing on the global resources of The Wall Street Journal and Agence France-Presse. Dow Jones VentureSource is a database of over 43,000 venture-backed companies and over 11,000 private capital firms across the United States, Europe, Israel and China

Also, the Enterprise Media Group’s Dow Jones Indexes business licenses the Dow Jones Industrial Average and other indexes as the basis for trading options, futures, unit trusts, annuities, exchange traded funds, mutual funds, derivatives and specialized structured products. Dow Jones Indexes offers more than 130,000 indexes, including a variety of specialty and hedge fund indexes. It also sells or licenses the data behind various indexes for benchmarking purposes. Through Dow Jones Reprint Solutions, Dow Jones sells print or electronic reprints of The Wall Street Journal’s and Barron’s stories.

Local Media Group. Dow Jones’ Local Media Group publishes local media print publications, including eight general interest dailies published in California, Massachusetts, New Hampshire, New York, Oregon and Pennsylvania, and related local websites. During fiscal 2009, average print circulation for these dailies was approximately 247,000, with Sunday circulation of approximately 282,000. The Local Media Group also publishes 14 weekly newspapers and more than 30 other publications.

Strategic Alliances.

SmartMoney. SmartMoney is a 50/50 joint venture between Dow Jones and Hearst. SmartMoney magazine, published monthly, had circulation of more than 800,000 copies in the fiscal year ended June 30, 2009. SmartMoney also includes SmartMoney.com and SmartMoney Custom Solutions.

Vedomosti. Vedomosti is a joint venture owned equally by Dow Jones, Pearson Plc and Independent Media, which publishes a Russian language business daily. Vedomosti had circulation of over 55,000 in the fiscal year ended June 30, 2009, and includes original content and content from The Wall Street Journal and the Financial Times translated into Russian.

STOXX, Ltd. (“STOXX”). STOXX is a joint venture owned equally by Dow Jones, the Deutsche Borse and the Swiss Exchange. STOXX develops, maintains, distributes and markets the Dow Jones STOXX indices.

DJ/IAC Online Ventures, LLC (“DJ/IAC Online Ventures”). DJ/IAC Online Ventures is a 50/50 joint venture with IAC/InterActiveCorp that operates a community-driven, personal finance website.

New York Post

The New York Post (the “Post”) is a mass circulation, metropolitan morning newspaper published seven days a week and distributed in New York City, Baltimore, Boston, Florida and California. For the fiscal year ended June 30, 2009, the newspaper had an average weekday circulation of approximately 550,000. The Company prints the Post in a printing facility in the Bronx, New York and uses third party printers in its other markets in the United States.

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

In recent years, the newspaper industry has experienced difficulty increasing or maintaining circulation volume and revenues. This is due to, among other factors, increased competition from new media formats and sources and shifting preferences among some consumers to receive all or a portion of their news from sources other than a newspaper. The Company believes that competition from new media formats and sources and shifting consumer preferences will continue to pose challenges within the newspaper industry.

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

Dow Jones Enterprise Media. Dow Jones’ newswires compete with other global financial newswires, including Thomson Reuters and Bloomberg L.P., as well as many Internet-based providers of financial news and information. Dow Jones’ newswires maintain a stronger market position in North America than internationally. Dow Jones Indexes competes with the indexes distributed by various organizations, including Standard & Poor’s, FTSE (the index company that is jointly owned by the London Stock Exchange and the Financial Times) and MSCI, Inc. Factiva competes with various business information service providers, including LexisNexis, Thomson Reuters, Hoover’s and OneSource. Factiva also competes with various Internet-based information search services, such as Google, Microsoft and Yahoo!.

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

During fiscal 2009, HarperCollins U.S. had 165 titles on the New York Times bestseller list, with 15 titles hitting number one, including Act Like a Lady, Think Like a Man by Steve Harvey, The Story of Edgar Sawtelle by David Wroblewski, Anathem by Neal Stephenson, Deceptively Delicious by Jessica Seinfeld, Marley & Me by John Grogan, The Grand Finale by Janet Evanovich, Mr. Cavendish, I Presume by Julia Quinn, The Graveyard Book by Neil Gaiman and Dave McKean, The Awakening by Kelley Armstrong, Wings by Aprilynne Pike, Goldilicious by Victoria Kann, Coraline by Neil Gaiman, Big Words for Little People by Jamie Lee Curtis, A Very Marley Christmas by John Grogan and The Night Before Christmas by Clement C. Moore.

Competition. The book publishing business operates in a highly competitive market and has been affected by consolidation trends. This market continues to change in response to technological innovations, electronic book devices and other factors. Recent years have brought a number of significant mergers among leading book publishers. There have also been a number of mergers completed in the distribution channel. HarperCollins must compete with other publishers, such as Random House, Penguin Group, Simon & Schuster and Hachette Livre, for the rights to works by well-known authors and public personalities. Although HarperCollins currently has strong positions in each of its markets, further consolidation in the book publishing industry could place it at a competitive disadvantage with respect to scale and resources.

Other

Fox Interactive Media

Fox Interactive Media, Inc.’s (“FIM”) digital media properties include MySpace.com, FoxSports.com, Scout.com, IGN.com, RottenTomatoes.com, AskMen.com, Photobucket.com and other Company web properties. These businesses create original entertainment, news and information content and leverage the Company’s current and archived video assets, and derive revenue principally from the sale of Internet advertising and sponsorships, as well as from subscription services and e-commerce, including the digital sale of video games, television programming and other entertainment products. The Company has a search technology and services agreement through August 2010 with Google Inc. (“Google”), pursuant to which Google provides search and keyword targeted advertising on an exclusive basis for a majority of the Company’s web properties domestically and internationally.

MySpace is a technology company connecting people through personal expression, content, and culture. MySpace.com had approximately 68.4 million unique U.S. users in June 2009 according to comScore Media Metrix. MySpace is a social networking website that integrates personal profiles, photos, videos, mobile, messaging, games, and the world’s largest music community.

MySpace Video (formerly MySpaceTV) continues to distribute premium and user generated video content and tools to its users and recently announced programming partnerships with HBO and Endemol (for the web original “Married on MySpace”).

MySpace launched a number of new features, services and initiatives during fiscal 2009, including MySpace Local, a social community of small business profiles that empowers users to discover new businesses, create reviews and ratings and share their experiences at their favorite local restaurants, MySpaceIM, a web based instant messaging feature, and Profile 2.0, a new profile option that comes with a set of customizable layouts and editing tools that allow users to easily modify the content as well as the look and feel of the profile.

MySpace Music, LLC (“MySpace Music”) is a partnership between MySpace, Sony BMG Music Entertainment, Sony/ATV Music Publishing, Universal Music Group Warner Music Group and EMI Group/Capitol Records. The MySpace Music service launched in September 2008 and combined the MySpace music community with comprehensive catalogues of music content, offering music streaming, MP3 digital downloads, ringtones and other features.

IGN Entertainment, Inc.’s (“IGN”) network of video game, lifestyle and entertainment-related Internet properties represent many of the top web properties in their respective categories across the Internet. IGN’s Games sites (IGN.com, GameSpy, FilePlanet, TeamXbox and others) is the number one gaming information network on the Internet with over 14 million unique users and 232 million page views in the United States in June 2009 according to comScore Media Metrix. In addition, IGN’s Direct2Drive is a digital distribution site and IGN’s GameSpy Technology group provides technology for online game play in video games. IGN also owns and operates one of the most popular movie review websites on the Internet, RottenTomatoes.com, and one of the leading men’s lifestyle websites, AskMen.com.

FOX Sports Interactive, which includes FOXSports.com, FOX Sports Mobile, Scout Media and WhatifSports.com, is a leader in digital sports programming, offering sports fans a comprehensive mix of news,

exclusive analysis, fantasy games and one of the Internet’s largest collections of online sports video. FOXSports.com, FOX Sports Interactive’s flagship site, had an average of 13 million unique users and 334 million page views in the United States during June 2009 according to comScore Media Metrix. FOX Sports Interactive produces more than four hours per day of original video specifically for the Internet, which is distributed on FOXSports.com, within MSN video and, for FOX Sports Mobile, on millions of mobile devices in the United States. FOX Sports Mobile also includes live event programming. Scout Media provides college football, college basketball, NFL and MLB fans with exclusive access to team-specific insider information and a comprehensive database and video library of the top high school athletes in the United States. Whatifsports.com is the leading provider of sports simulation games and game prediction statistics.

The Fox Audience Network is an online advertising network and technology services provider specializing in advanced targeting for FIM’s websites and third-party clients, and serves advertising across over 500 publisher sites as of June 2009.

Photobucket.com, Inc. operates one of the Internet’s most popular sites, linking billions of personal photos, graphics, slideshows and videos daily to hundreds of thousands of websites worldwide. In June 2009, Photobucket had over 24 million unique visitors and approximately 692 million page views in the United States according to comScore Media Metrix.

Competition. These digital media properties compete with other Internet sites for advertisers, users and traffic. These properties develop new tools and features to remain competitive in the Web 2.0 world. These new tools and features are key competitive factors in keeping users engaged with these digital media businesses.

News Outdoor

News Outdoor Group (“News Outdoor”) operates outdoor advertising companies. News Outdoor owns an approximately 73% interest in Media Support Services Limited (“MSS”), the largest outdoor advertising company in Russia. In certain limited circumstances, the minority stockholders of MSS have the right to sell, and News Outdoor has the right to purchase, the minority interests at fair market value. News Outdoor also owns or has interests in outdoor advertising companies in Poland, Romania, the Czech Republic, Ukraine, Bulgaria and Southeast Asia.

The Company has announced that it intends to explore strategic options for News Outdoor in connection with News Outdoor’s continued development plans. The strategic options include, but are not limited to, exploring the opportunity to expand News Outdoor’s existing shareholder group through new partners. No agreement has yet been entered into with respect to any transaction.

Other Operations

The Company operates Fox Mobile Entertainment, which includes Jamba (known as Jamster in the United States, Canada, the United Kingdom and other English-speaking territories), a leading international provider of mobile entertainment, offering mobile products directly via mobile phones, including branded content from content providers around the world. Such content includes music, mobile games, video and original content made exclusively for use on mobile phones. Jamba currently distributes mobile content to consumers in over 25 territories around the world.

The Company owns or has interests in the following free-to-air, general entertainment television stations: bTV and GTV in Bulgaria; Channel 10 in Israel; LNT and TV5 in Latvia; Fox Televizija in Serbia; and FOX TV in Turkey. In addition, the Company owns or operates interests in Bulgarian and Russian radio stations.

News Digital Media is the Company’s Australian online division. In addition to maintaining the Company’s Australian websites, News Digital Media is responsible for online advertising and transactions in Australia. News Digital Media sites include carsguide.com.au, news.com.au, MOSHTIX.com.au and truelocal.com.au. News Digital Media also has a 50% stake in CareerOne.com.au.

Equity Interests

BSkyB

The Company holds an approximate 39% interest in BSkyB. BSkyB’s ordinary shares are listed on the London Stock Exchange and its American Depositary Shares, each representing four BSkyB ordinary shares, are listed on the New York Stock Exchange (“NYSE”), in each case under the symbol “BSY.” BSkyB operates the leading pay television broadcast service in the United Kingdom and Ireland, as well as broadband and telephony services. BSkyB acquires and commissions programming to broadcast on its own channels and supplies certain of those channels to cable operators for retransmission by the cable operators to their subscribers in the United Kingdom and Ireland. BSkyB also retails channels (both its own and those of third parties) to DTH subscribers and to certain of its own channels to a limited number of DSL subscribers. For more information on BSkyB, please see its reports filed with the SEC.

NDS

The Company holds an approximate 49% interest in NDS. NDS creates technologies and applications that enable pay television operators to deliver digital content to televisions, set-top boxes, DVRs, personal computers, portable media players, removable media and other mobile devices securely.

FOXTEL

The Company, Telstra Corporation Limited, an Australian telecommunications company, and Consolidated Media Holdings, an Australian media and entertainment company, own and operate FOXTEL, a cable and satellite television service in Australia with 25%, 50% and 25% interests, respectively. At June 30, 2009, FOXTEL had approximately 1.6 million managed subscribers (including subscribers to Optus, an Australian telecommunications company). At June 30, 2009, 100% of the FOXTEL managed subscriber base was connected to FOXTEL’s digital service, which delivers over 150 channels on cable and satellite.

Other Investments

SkyNZ. The Company owns an approximate 44% interest in Sky Network Television Limited, a land-linked UHF network and digital DBS service in New Zealand.

Hulu. The Company has an approximate 32% equity interest in Hulu, LLC (“Hulu”) which operates an online video service that offers video content from Fox, NBC Universal, The Walt Disney Company and over 100 other third party content licensors. Hulu’s premium programming is available at Hulu.com and over 35 destination sites online, including AOL, IMDb, MSN, MySpace and Yahoo!.

Sky Deutschland. As of June 30, 2009, the Company owned an approximate 38% equity interest in Sky Deutschland, the leading pay television operator in Germany and Austria. Since June 30, 2009, the Company acquired additional shares in Sky Deutschland, increasing its ownership to 39.96 % as of August 5, 2009.

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

Other International Regulation.

In countries outside of the United States, there are a variety of existing or contemplated governmental laws and regulations that may affect the ability of FFE to distribute and/or license its motion picture and television products to cinema, television or in-home media, including copyright laws and regulations that may or may not be adequate to protect its interests, cinema screen quotas, television quotas, contract term limitations, discriminatory taxes and other discriminatory treatment of U.S. products. The ability of countries to deny market access or refuse national treatment to products originating outside their territories is regulated under various international agreements, including the World Trade Organization’s General Agreement on Tariffs and Trade and General Agreement on Trade and Services; however, these agreements have limited application with respect to preventing the denial of market access to audio-visual products originating outside the European Union.

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

The Communications Act permits the operation of television broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of the license would serve the public interest, convenience and necessity. The FCC grants television broadcast station licenses for specific periods of time and, upon application, may renew the licenses for additional terms. Under the Communications Act, television broadcast licenses may be granted for a maximum permitted term of eight years. Generally, the FCC renews broadcast licenses upon finding that: (i) the television station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and (iii) there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse. After considering these factors, the FCC may grant the license renewal application with or without conditions, including renewal for a lesser term than the maximum otherwise permitted, or hold an evidentiary hearing. Fox Television Stations has pending renewal applications for a number of its television station licenses. Six of the pending applications have been opposed by third parties. On June 13, 2007 and May 15, 2008, Fox Television Stations entered into agreements with the FCC that preclude it from objecting, on the grounds that such action is barred by certain statutes of limitations, to FCC or other governmental action relating to (i) petitions to deny or complaints that have been filed against several owned and operated stations relating to programming that is alleged to violate the prohibition against indecent broadcasts, or (ii) inquiries from the FCC regarding compliance with its sponsorship identification rules.

For information on the television stations owned and operated by the Company, see “—Fox Television Stations” above.

On June 12, 2009, all full-power broadcast television stations were required to cease transmission in analog and convert to all digital broadcasts (“DTV”). By that date, the 27 stations owned and operated by Fox Television Stations terminated their analog transmissions and, as required by law, each station surrendered one of the two broadcast channels it had been allotted in order to facilitate the transition to DTV. All Fox Television Stations continue to transmit digital signals on their remaining channels. Under FCC rules, television stations may use their second channel to broadcast either one stream of “high definition” (“HD”) digital programming or to “multicast” several streams of standard definition digital programming or a mixture of both. Broadcasters may also deliver data over these channels, provided that the supplemental services do not derogate the mandated, free-to-air program service. Fox Television Stations is currently formulating plans for use of its digital channels. It is difficult to assess the impact of cessation of analog broadcasting and how the conversion to DTV will affect Fox Television Stations’ business.

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

Several parties appealed the June 2003 Order. The United States Court of Appeals for the Third Circuit (the “Third Circuit”) stayed the effectiveness of the new rules and, on June 24, 2004, remanded the FCC’s June 2003 Order for additional justification or modification of the revisions the FCC had made to its ownership regulations. On February 4, 2008, the FCC issued an order that concluded its 2006 review of its broadcast ownership regulations and addressed the issues raised by the Third Circuit’s remand (the “February 2008 Order”). The Commission decided there should be no changes to its rules relating to the ownership of multiple television stations in the same market. Those rules (i) permit the ownership of two television stations with overlapping coverage areas if the stations are in separate DMAs; and (ii) permit the ownership of two stations in the same DMA if their Grade B coverage areas do not overlap or if eight independently owned full power television stations will remain in the DMA after the stations that had been independently owned become commonly owned, and one of the merged stations is not among the top four-ranked stations in the market, based on audience share. On the question of common ownership of a broadcast station and a newspaper in the same market, the Commission modified its rules to create a presumption that such combinations are in the public interest in the top 20 DMAs provided (i) only one television station and one newspaper are involved; (ii) at least eight “major media voices” will remain in the DMA after the combination; and (iii) the television station is not among the top four-ranked stations in the market, based on audience share. Any other newspaper/broadcast combination is presumed to be inconsistent with the public interest. The presumption may be overcome if certain criteria enumerated by the FCC are satisfied. The February 2008 Order has been appealed by several parties, including the Company, and the appeal is currently pending in the United States Court of Appeals for the Third Circuit. It is not possible to predict the timing or outcome of the Court’s action on this appeal or its effect on the Company.

Fox Television Stations is in compliance with the rules governing ownership of multiple stations in the same market and with the national station ownership cap established by Congress. Fox Television Stations retains an attributable interest in the Post and two television stations in the New York DMA. On October 6, 2006, the FCC reaffirmed the Company’s permanent waiver of the newspaper/broadcast cross-ownership rule, which allows the common ownership of the Post and WNYW(TV), and granted a two-year temporary waiver of the rule to continue to allow the common ownership of the Post and WWOR-TV (the “October 2006 Order”). The WWOR-TV/Post combination is not entitled to a positive presumption under the FCC’s revised newspaper cross-ownership rule because of the Company’s ownership of a second television station in the New York DMA. The Company is seeking a permanent waiver of the prohibition from the FCC on the grounds that it satisfies the criteria to overcome the negative presumption contained in the new rule. Parties opposed to the October 2006

Order filed a petition for reconsideration with the FCC, which was denied on May 22, 2009. Other opponents of the October 2006 Order have asked the FCC to reconsider its May 22, 2009 decision and have filed an opposition to the Company’s request for a permanent waiver. It is not possible to predict the timing or outcome of the FCC’s action on this request for reconsideration or its effect on the Company.

FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”) require each television broadcaster to elect, at three-year intervals, either to (i) require carriage of its signal by cable systems in the station’s market (“must carry”) or (ii) negotiate the terms on which that broadcast station would permit transmission of its signal by the cable systems within its market (“retransmission consent”). Generally, the Company has elected retransmission consent for the stations owned and operated by Fox Television Stations. On November 30, 2007, the FCC resolved issues relating to carriage requirements for digital broadcast television signals on cable systems by concluding that cable operators are required to ensure that all “must carry” television signals remain viewable in homes with only analog equipment. In addition, the FCC reaffirmed that “must carry” stations that “multicast” several streams of digital programming are entitled to the carriage by cable systems of only a single “primary” programming stream. The digital signals of stations that elect retransmission consent may be carried in any manner consistent with the agreement between the cable system and the broadcaster. The Satellite Home Viewer Improvement Act of 1999 required satellite carriers, as of January 1, 2002, to carry upon request all television stations located in markets in which the satellite carrier retransmits at least one local station pursuant to the copyright license provided in the statute (“Carry One, Carry All”). FCC regulations implementing this statutory provision require affected stations to elect either mandatory carriage at the same three year intervals applicable to cable “must carry” or negotiate carriage terms with the satellite operators. Satellite carriers are expected to seamlessly replace stations’ analog signals with digital signals. In March 2008, the FCC decided that its Carry One, Carry All policy also applies to local stations’ HD DTV signals; however, satellite carriers may phase in the carriage of all HD DTV signals in a DMA over a four year period beginning in February 2010.

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

On March 15, 2006, the FCC determined that the 2002 and 2003 Billboard Music Awards programs, both live broadcasts on FOX, violated the prohibitions against indecent and profane broadcasts because they contained isolated uses of the forbidden expletives (the “March 15 Order”). However, since these broadcasts preceded the FCC’s March 2004 policy, no forfeiture or other penalty was imposed. Nonetheless, in April 2006, Fox Television Stations appealed the March 15 Order to the Second Circuit Court of Appeals (the “Second Circuit”). On June 4, 2007, the Second Circuit granted Fox’s appeal, vacating the FCC’s decision in the Billboard Music Awards cases as well as the FCC’s new policy on “fleeting expletives” in its entirety on the grounds that both were arbitrary and capricious. The United States obtained review by the U.S. Supreme Court, which reversed the Second Circuit’s decision and remanded the case back to the Second Circuit for consideration of the constitutional issues that had been raised before but not yet decided by that court. It is not possible to predict the timing or outcome of the Second Circuit’s action on this case or its effect on the Company.

On February 22, 2008, the FCC issued an order imposing forfeitures of $7,000 each on 13 FOX Affiliates, including five stations owned and operated by the Company, on the grounds that an April 7, 2003 episode of the program Married by America violated the prohibition against indecent broadcasts. On April 4, 2008, the United States commenced an action in federal district court in the District of Columbia against the five Company-owned stations to collect the forfeitures imposed by the FCC. One of the stations, WDAF-TV, subsequently paid the $7,000 forfeiture and was dismissed from the case in connection with the sale of that station by the Company to Oak Hill Capital Partners in July 2008. The Company moved to dismiss the suit on several grounds, including that the FCC’s forfeiture order is unconstitutional. It is not possible to predict the timing or outcome of this case or its effect on the Company.

On June 15, 2006, the Broadcast Decency Enforcement Act was signed into law. This law raises the maximum amount the FCC can impose for a violation of the prohibition against indecent and profane broadcasts from $32,500 to $325,000 per incident. Some members of Congress have supported extending the indecency rules applicable to free-to-air broadcasters to cable and satellite programming, and/or requiring multichannel video program distributions (“MVPD”) to provide their subscribers with the option of purchasing programming on a channel by channel (or à la carte) basis or to provide them with a family-friendly program tier without obligating the subscriber to purchase any other programming channels or tiers.

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

India. In India, private satellite dish ownership, including DTH, is allowed. Television viewers receive broadcast television signals primarily through terrestrial and cable delivery and, in more recent years, through DTH delivery. Terrestrial broadcasting remains the domain of government-owned broadcast stations. In September 2008, the Indian government liberalized regulations to allow broadcasters to provide signals to IPTV operators.

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

There is no tariff regulation for DTH; however, broadcasters are required to offer their channels to DTH platforms at 50% of the rates charged to analogue cable operators. Broadcasters such as STAR are required to publish basic distribution terms specifying the bouquet and “à la carte” rates within a price matrix formula to enable the distributors to take channels at their discretion. Broadcasters are also required to provide their channels on non-discriminatory terms to all distributors if no carriage charges are being sought from broadcasters.

China. In mainland China, private satellite dish ownership is prohibited except with special approval for hotels, government and foreign institutions that can receive only authorized broadcasts. Local cable and free-to-air terrestrial operators are required to broadcast a minimum percentage of local content and retransmission of foreign satellite channels by local operators is prohibited except with special approval.

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

Cable Network Programming

FCC regulations adopted pursuant to the 1992 Cable Act (the “Program Access Rules”) prevent a cable operator that has an attributable interest (including voting or non-voting stock ownership of 5% or more or limited partnership equity interests of 5% or more) in a programming vendor from exercising undue or improper influence over the vendor in its dealings with competitors to cable. The Program Access Rules also prohibit a cable programmer in which a cable operator has an attributable interest from entering into exclusive contracts with any cable operator or from discriminating among competing MVPDs in the price, terms and conditions of sale or delivery of programming. The cable networks operated by the Company are not currently subject to the Program Access Rules.

Program Access Conditions

In connection with its approval of the transfer of licenses controlled by DIRECTV to the Company in 2003, the FCC imposed several conditions relating to the carriage and availability of its broadcast and cable programming services. All the conditions terminated when the Company divested its interest in DIRECTV in February 2008 except for the commercial arbitration condition, which required the Company to enter into commercial arbitration if negotiations with an MVPD over retransmission consent for its television stations’ signals and/or carriage of the regional sports networks it owns, controls or manages, reached an impasse. The Company asked the FCC for immediate termination of the arbitration condition on the grounds it was no longer necessary in light of the Company’s divestiture of its interest in DIRECTV. The FCC granted the Company’s request and terminated the commercial arbitration condition effective June 15, 2009.

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

Congress and some state legislatures are considering legislation that would regulate how businesses operate on the Internet, including measures relating to privacy and data security, as well as specific legislation aimed at social networking sites, such as MySpace.com. Members of Congress have announced they will introduce legislation that would regulate the collection of data about consumers’ Web browsing activities across the Internet that is used to serve targeted advertising. In addition, in February 2009, the FTC’s staff released guidelines for Internet publishers (such as MySpace.com) and Internet advertising networks (such as Fox Audience Network) to address concerns about consumer privacy, transparency and control raised by such collection and use of online behavioral data, and called for self-regulation. On July 3, 2009, the industry released a set of self-regulatory online behavioral advertising principles. It is unclear whether these industry efforts alone will address the concerns expressed by some federal and state officials. The effect of possible privacy and data security legislation on the Company’s business cannot be determined.

Some foreign governments are raising similar safety, security and privacy concerns. In particular, the European Union (“EU”) is actively evaluating the privacy implications of online behavioral data collection and usage. Different policy options, including new regulations, are being considered at both the EU and member state levels. Most of this activity is in its early stages and it is therefore unclear how any government action would affect the Company’s business.

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

Third parties may challenge the validity or scope of the Company’s intellectual property from time to time, and such challenges could result in the limitation or loss of intellectual property rights. Irrespective of their validity, such claims may result in substantial costs and diversion of resources that could have an adverse effect on the Company’s operations. Moreover, effective intellectual property protection may be either unavailable or limited in certain foreign territories. Therefore, the Company engages in efforts to strengthen and update intellectual property protection around the world, including efforts to ensure the effective enforcement of intellectual property laws and remedies for infringement.

ITEM 1A.	RISK FACTORS

Prospective investors should consider carefully the risk factors set forth below before making an investment in the Company’s securities.

Global Economic Conditions May Have a Continuing Adverse Effect on the Company’s Business.

The United States and global economies are undergoing a period of economic uncertainty, which has caused, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending and lower consumer net worth. The resulting pressure on the labor and retail markets and the downturn in consumer confidence has weakened the economic climate in certain markets in which the Company does business and has had and may continue to have an adverse effect on the Company’s business, results of operations, financial condition and liquidity. A continued decline in these economic conditions could further impact the Company’s business, reduce the Company’s advertising and other revenues and negatively impact the performance of its motion pictures and home entertainment releases, television operations, newspapers, books and other consumer products. In addition, these conditions could also impair the ability of those with whom the Company does business to satisfy their obligations to the Company. As a result, the Company’s results of operations may continue to be adversely affected. Although the Company believes that its operating cash flow and current access to capital and credit markets, including the Company’s existing credit facility, will give it the ability to meet its financial needs for the foreseeable future, there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair the Company’s liquidity or increase its cost of borrowing.

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

Acceptance of the Company’s Film and Television Programming by the Public is Difficult to Predict, Which Could Lead to Fluctuations in Revenues.

Feature film and television production and distribution are speculative businesses since the revenues derived from the production and distribution of a feature film or television series depend primarily upon its acceptance by the public, which is difficult to predict. The commercial success of a feature film or television series also depends upon the quality and acceptance of other competing films and television series released into the marketplace at or near the same time, the availability of a growing number of alternative forms of entertainment and leisure time activities, general economic conditions and their effects on consumer spending and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Further, the theatrical success of a feature film and the audience ratings for a television series are generally key factors in generating revenues from other distribution channels, such as home entertainment and premium pay television, with respect to feature films, and syndication, with respect to television series.

The Company Could Suffer Losses Due to Asset Impairment Charges for Goodwill, Intangible Assets (including FCC Licenses) and Programming.

In accordance with applicable GAAP, the Company performs an annual impairment assessment of its recorded goodwill and indefinite-lived intangible assets, including FCC licenses, during the fourth quarter of each fiscal year. The Company also continually evaluates whether current factors or indicators, such as the prevailing conditions in the capital markets, require the performance of an interim impairment assessment of those assets, as well as other investments and other long-lived assets. Management believes that recent trends in the reduced growth in advertising revenues and the decline in profit margins in some of the Company’s advertising-based businesses and valuations of its television stations, newspapers, and other advertising-based companies have negatively affected investors’ outlooks on the Company’s market value. Any significant shortfall, now or in the future, in advertising revenue and/or the expected popularity of the programming for which the Company has acquired rights could lead to a downward revision in the fair value of certain reporting units, particularly the Newspapers and Information Services and the Television reporting units. A downward revision in the fair value of a reporting unit, indefinite-lived intangible assets, investments or long-lived assets could result in an impairment and a non-cash charge would be required. Any such charge could be material to the Company’s reported net earnings.

Fluctuations in Foreign Exchange Rates Could Have an Adverse Effect on the Company’s Results of Operations.

The Company has significant operations in a number of foreign jurisdictions and certain of the Company operations are conducted in foreign currencies. The value of these currencies fluctuate relative to the U.S. dollar. As a result, the Company is exposed to exchange rate fluctuations, which could have an adverse effect on its results of operations in a given period or in specific markets.

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

Changes in U.S. or Foreign Regulations May Have an Adverse Effect on the Company’s Business.

The Company is subject to a variety of U.S. and foreign regulations in the jurisdictions in which its businesses operate. In general, the television broadcasting and multichannel video programming and distribution industries in the United States are highly regulated by federal laws and regulations issued and administered by various federal agencies, including the FCC. The FCC generally regulates, among other things, the ownership of media, broadcast and multichannel video programming and technical operations of broadcast and satellite licensees. Further, the United States Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters, including technological changes, which could, directly or indirectly, affect the operations and ownership of the Company’s U.S. media properties. Similarly, changes in regulations imposed by governments in other jurisdictions in which the Company, or entities in which the Company has an interest, operate could adversely affect its business and results of operations.

In addition, changes in tax regulations in the U.S. and other jurisdictions in which the Company has operations could affect the Company’s results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company owns and leases various real properties in the United States, Europe, Australia and Asia that are utilized in the conduct of its businesses. Each of these properties is considered to be in good condition, adequate for its purpose and suitably utilized according to the individual nature and requirements of the relevant operations. The Company’s policy is to improve and replace property as considered appropriate to meet the needs of the individual operation.

United States

The Company’s principal real properties in the United States are the following:

(a)	The Fox Studios Lot, in Los Angeles, California, owned by the Company, containing sound stages, production facilities, administrative, technical and dressing room structures, screening theaters and machinery, equipment facilities and four restaurants. FEG also leases office space at Fox Plaza, located adjacent to the Fox Studios Lot;

(b)	The leased U.S. headquarters of News Corporation, located in New York, New York. These spaces include the executive and editorial offices of Dow Jones, the editorial offices of the Post, the executive offices of NAMG, the home office for Fox Television Stations and various operations of FEG, including the offices and broadcast studios of Fox News;

(c)	The leased offices of HarperCollins U.S. in New York, New York,;

(d)	The leased office and warehouse facilities of HarperCollins U.S. in Scranton, Pennsylvania;

(e)	The printing plant of the Post located in Bronx, New York owned by the Company;

(f)	The leased offices of MySpace and other digital media properties in Beverly Hills, Los Angeles, Santa Monica and San Francisco, California; and

(g)	The leased office space of Dow Jones in Jersey City, New Jersey and the Dow Jones printing plant and office space campus owned by the Company in South Brunswick, New Jersey.

Europe

The Company’s principal real properties in Europe are the following:

(a)	The newspaper production and printing facilities for its U.K. newspapers, which consist of:

1.	The leasehold interest in a publishing facility in Wapping, England;

2.	The freehold interest in a publishing and printing facility in Broxbourne, England;

3.	The freehold interest in a printing facility in Knowsley, England;

4.	The leased office space in Dublin, Ireland;

5.	The printing facility in North Lanarkshire, Scotland owned by the Company; and

6.	The leased office space in Glasgow City Centre, Scotland;

(b)	The leased headquarters and editorial offices of HarperCollins Publishers Limited in London, England;

(c)	The leased office space of Dow Jones in London, England;

(d)	The leased warehouse and office facilities of HarperCollins Publishers Limited in Glasgow, Scotland;

(e)	The leased office and theater space of FEG in London, England;

(f)	The leased office space of MySpace in London, England;

(g)	The leased office space of SKY Italia in Rome, Italy; and

(h)	The leased corporate offices and television production and broadcasting studios of SKY Italia in Milan, Italy.

Australia and Asia

The Company’s principal real properties in Australia and Asia are the following:

(a)	The Company-owned print center in Sydney, Australia at which The Australian, the Daily Telegraph and The Sunday Telegraph are printed;

(b)	The Company-owned office building space in Sydney, Australia;

(c)	The leased facilities of News Digital Media and News Magazines in Sydney, Australia;

(d)	The Company-owned print center in Melbourne, Australia at which the Herald-Sun and the Sunday Herald-Sun are printed;

(e)	The Company-owned office building in Adelaide, Australia utilized in the publishing of The Advertiser and The Sunday Mail;

(f)	The Company-owned print center in Adelaide, Australia at which The Advertiser and The Sunday Mail are printed;

(g)	The Company-owned office building in Bowen Hills, Brisbane Australia and a Company-owned, print center in Murarrie, Brisbane, Australia at which The Courier Mail and Sunday Mail are published and printed;

(h)	The two Company-owned buildings on land sites in Perth, Australia used to publish and print The Sunday Times;

(i)	The leased Fox Studios Australia Lot in Sydney, Australia, containing sound stages, production facilities and administrative, technical, dressing room and personnel support services structures;

(j)	The leased premises in Hong Kong, India and other Asian cities used by STAR for its television broadcasting and programming operations; and

(k)	The leased office space of Dow Jones in Hong Kong.

ITEM 3.	LEGAL PROCEEDINGS

Intermix

On August 26, 2005 and August 30, 2005, two purported class action lawsuits captioned, respectively, Ron Sheppard v. Richard Rosenblatt et. al., and John Friedmann v. Intermix Media, Inc. et al., were filed in the California Superior Court, County of Los Angeles. Both lawsuits named as defendants all of the then incumbent members of the Intermix Board, including Mr. Rosenblatt, Intermix’s former Chief Executive Officer, and certain entities affiliated with VantagePoint Venture Partners (“VantagePoint”), a former major Intermix stockholder. The complaints alleged that, in pursuing the transaction whereby Intermix was to be acquired by FIM (the “FIM Transaction”) and approving the related merger agreement, the director defendants breached their fiduciary duties to Intermix stockholders by, among other things, engaging in self-dealing and failing to obtain the highest price reasonably available for Intermix and its stockholders. The complaints further alleged that the merger agreement resulted from a flawed process and that the defendants tailored the terms of the merger to advance their own interests. The FIM Transaction was consummated on September 30, 2005. The Friedmann and Sheppard lawsuits were subsequently consolidated and, on January 17, 2006, a consolidated amended complaint was filed (the “Intermix Media Shareholder Litigation”). The plaintiffs in the consolidated action sought various forms of declaratory relief, damages, disgorgement and fees and costs. On March 20, 2006, the court ordered that substantially identical claims asserted in a separate state action filed by Brad Greenspan, captioned Greenspan v. Intermix Media, Inc., et al. , be severed and related to the Intermix Media Shareholder Litigation. The defendants filed demurrers seeking dismissal of all claims in the Intermix Media Shareholder Litigation and the severed Greenspan claims. On October 6, 2006, the court sustained the demurrers without leave to amend. On December 13, 2006, the court dismissed the complaints and entered judgment for the defendants. Greenspan and plaintiffs in the Intermix Media Shareholder Litigation filed notices of appeal. The Court of Appeal heard arguments on the fully briefed appeal on October 23, 2008. On November 11, 2008, the Court of Appeal issued an unpublished opinion affirming Judge Kuhl’s dismissal on all counts. On December 19, 2008, shareholder appellants filed a Petition for Review with the California Supreme Court. After the lower court sustained the demurrers in the Intermix Media Shareholder Litigation, co-counsel for certain of plaintiffs moved for an award of attorney’s fees and costs under a common law substantial benefit theory. On October 4, 2007, the court granted the motion and denied defendants’ application to tax costs. After defendants filed a notice of appeal, the matter was resolved.

In November 2005, plaintiff in a derivative action captioned LeBoyer v. Greenspan et al. pending against various former Intermix directors and officers in the United States District Court for the Central District of California filed a First Amended Class and Derivative Complaint (the “Amended Complaint”). The original derivative action was filed in May 2003 and arose out of Intermix’s restatement of quarterly financial results for its fiscal year ended March 31, 2003. A substantially similar derivative action filed in Los Angeles Superior Court was dismissed based on the inability of the plaintiffs to plead adequately demand futility. Plaintiff LeBoyer’s November 2005 Amended Complaint added various allegations and purported class claims arising out of the FIM Transaction that are substantially similar to those asserted in the Intermix Media Shareholder Litigation. The Amended Complaint also added as defendants the individuals and entities named in the Intermix Media Shareholder Litigation that were not already defendants in the matter. On October 16, 2006, the court dismissed the fourth through seventh claims for relief, which related to the 2003 restatement, finding that the plaintiff is precluded from relitigating demand futility. At the same time, the court asked for further briefing regarding plaintiffs’ standing to assert derivative claims based on the FIM Transaction, including for alleged violation of Section 14(a) of the Exchange Act, the effect of the state judge’s dismissal of the claims in the Greenspan case and the Intermix Media Shareholder Litigation on the remaining direct class action claims alleging breaches of fiduciary duty and other common law claims leading up to the FIM Transaction. The parties filed the requested additional briefing in which the defendants requested that the court stay the direct LeBoyer claims pending the resolution of any appeal in the Greenspan case and the Intermix Media Shareholder Litigation. By order dated May 22, 2007, the court granted defendants’ motion to dismiss the derivative claims arising out of the FIM Transaction, and denied the defendants’ request to stay the two remaining direct claims. As explained in more detail in the next paragraph, the court subsequently consolidated this case with the Brown v. Brewer action also pending before the court. On July 11, 2007, plaintiffs filed the consolidated first amended complaint under the Brown case title. See the discussion of Brown for the subsequent developments in the consolidated case.

On June 14, 2006, a purported class action lawsuit, captioned Jim Brown v. Brett C. Brewer, et al., was filed against certain former Intermix directors and officers in the United States District Court for the Central District of California. The plaintiff asserted claims for alleged violations of Section 14a of the Exchange Act and SEC Rule 14a-9, as well as control person liability under Section 20a. The plaintiff alleged that certain defendants disseminated false and misleading definitive proxy statements on two occasions: one on December 30, 2003 in connection with the shareholder vote on January 29, 2004 on the election of directors and ratification of financing transactions with certain entities of VantagePoint, and another on August 25, 2005 in connection with the shareholder vote on the FIM Transaction. The complaint named as defendants certain VantagePoint related entities, the former general counsel and the members of the Intermix Board who were incumbent on the dates of the respective proxy statements. Intermix was not named as a defendant, but has certain indemnity obligations to the former officer and director defendants in connection with these claims and allegations. On August 25, 2006, plaintiff amended his complaint to add certain investment banks (the “Investment Banks”) as defendants. Intermix has certain indemnity obligations to the Investment Banks as well. Plaintiff amended his complaint again on September 27, 2006, which defendants moved to dismiss. On February 9, 2007, the case was transferred to Judge George H. King, the judge assigned to the LeBoyer action, on the grounds that it raises substantially related questions of law and fact as LeBoyer, and would entail substantial duplication of labor if heard by different judges. On June 11, 2007, Judge King ordered the Brown case be consolidated with the LeBoyer action, ordered plaintiffs’ counsel to file a consolidated first amended complaint, and further ordered the parties to file a joint brief on defendants’ contemplated motion to dismiss the consolidated first amended complaint. On July 11, 2007, plaintiffs filed the consolidated first amended complaint, which defendants moved to dismiss. By order dated January 17, 2008, Judge King granted defendants’ motion to dismiss the 2003 proxy claims (concerning VantagePoint transactions) and the 2005 proxy claims (concerning the FIM Transaction), as well as a claim against the VantagePoint entities alleging unjust enrichment. The court found it unnecessary to rule on dismissal of the remaining claims, which are related to the 2005 FIM Transaction, because the dismissal disposed of those claims. On February 8, 2008, plaintiffs filed a consolidated Second Amended Complaint, which defendants moved to dismiss on February 28, 2008. By order dated July 15, 2008, the court granted in part and denied in part defendants’ motion to dismiss. The 2003 claims and the claims against the Investment Banks were dismissed with prejudice. The Section 14a and Section 20a, as well as the breach of fiduciary duty claims related to the FIM Transaction, remain against the officer and director defendants and the VantagePoint defendants. On October 6, 2008, defendants filed a partial motion for summary judgment seeking dismissal of the Section 14a, Section 20 and state law disclosure claims. On November 10, 2008, Judge King denied the motion without prejudice. On November 14, 2008, plaintiff filed a motion for class certification to which defendants filed their opposition on January 14, 2009. On June 22, 2009, the court granted plaintiff’s motion for class certification, certifying a class of all holders of Intermix Media, Inc. common stock, from July 18, 2005 through consummation of the News Corporation merger, who were allegedly harmed by defendants’ improper conduct as set forth in the complaint. Fact discovery has been completed, and expert discovery is proceeding. Defendants are preparing a motion for summary judgment, which must be filed by October 13, 2009. No trial date has been set yet.

News America Marketing

On January 18, 2006, Valassis Communications, Inc. (“Valassis”) filed a complaint against News America Incorporated, News America Marketing FSI, LLC and News America Marketing Services, In-Store, LLC (collectively “News America”) in the United States District Court for the Eastern District of Michigan. Valassis alleges that News America possesses monopoly power in a claimed in-store advertising and promotions market (the “in-store market”) and has used that power to gain an unfair advantage over Valassis in a purported market for coupons distributed by free-standing inserts (“FSIs”). Valassis alleges that News America is attempting to monopolize the purported FSI market by leveraging its alleged monopoly power in the purported in-store market, thereby allegedly violating Section 2 of the Sherman Antitrust Act of 1890, as amended (the “Sherman Act”). Valassis further alleges that News America has unlawfully bundled the sale of in-store marketing products with the sale of FSIs and that such bundling constitutes unlawful tying in violation of Sections 1 and 3 of the Sherman Act. Additionally, Valassis alleges that News America is predatorily pricing its FSI products in violation of Section 2 of the Sherman Act. Valassis also asserts that News America violated various state antitrust statutes and has tortuously interfered with Valassis’ actual or expected business relationships. Valassis’ complaint seeks injunctive relief, damages, fees and costs. On April 20, 2006, News America moved to dismiss Valassis’ complaint in its entirety for failure to state a cause of action. On September 28, 2006, the Magistrate Judge issued a Report and Recommendation granting the motion. On October 16, 2006, Valassis filed an Amended Complaint, alleging the same causes of action. On November 17, 2006, News America answered the three federal antitrust claims and moved to dismiss the remaining nine state law claims. On March 23, 2007, the court granted News America’s motion and dismissed the nine state law claims. The parties engaged in discovery, which was combined with the California and Michigan state cases discussed below, and is now completed. The parties have exchanged expert reports and have filed summary judgment motions in the federal action. No hearing date has been set for the summary judgment motions. The assigned judge recused himself in February 2009 resulting in the previously set April 2009 trial date being taken off calendar. No new trial date has been set, and the new judge has said that the pending summary judgment motion will not be decided until after the trial in the Michigan state case.

On March 9, 2007, Valassis filed a two-count complaint in Michigan state court against News America. That complaint, which was based on the same factual allegations as the federal complaint discussed above, alleged that News America tortuously interfered with Valassis’ business relationships and that News America unfairly competed with Valassis. The complaint sought injunctive relief, damages, fees and costs. On May 4, 2007, News America filed a motion to dismiss or, in the alternative stay, that complaint. On August 14, 2007, the court denied the motion. On July 7, 2008, Valassis filed an Amended Complaint alleging the same causes of action, based on essentially the same factual allegations and seeking the same relief. News America moved to dismiss the Amended Complaint and on October 10, 2008, the court denied the motion. The parties completed discovery, which was combined with the federal case discussed above and the California state case discussed below. The court denied News America’s motion for summary judgment in January 2009. Trial commenced on May 27, 2009. On July 23, 2009, a jury in the Michigan state court returned a verdict in the amount of $300 million for Valassis. On August 7, 2009, the court entered judgment on the jury’s verdict and ordered that interest on the judgment will accrue from March 9, 2007, the date the state court complaint was filed, in a total amount to be calculated at the time of payment of the judgment. News America intends to file a motion for new trial. If that motion is denied, News America intends to appeal and post a bond for $25 million, the maximum bond required under Michigan law. Based on the Company’s review of the record in this case, including discussion with and analysis by counsel of the bases for News America’s appeal, the Company has determined that News America has a number of strong arguments available on appeal and, although there can be no assurance as to the ultimate outcome, the Company is confident that the judgment against News America will ultimately be reversed, or remanded for a new trial in which, the Company believes, News America would prevail. As a result, the Company has concluded that it is not probable that Valassis will ultimately prevail in this matter; therefore, the Company has not recorded any liability for this judgment.

On March 12, 2007, Valassis filed a three-count complaint in California state court against News America. That complaint, which is based on the same factual allegations as the federal complaint discussed above, alleges that News America has violated the Cartwright Act (California’s state antitrust law) by unlawfully tying its FSI products to its in-store products, has violated California’s Unfair Practices Act by predatorily pricing its FSI products, and has unfairly competed with Valassis. Valassis’ California complaint seeks injunctive relief, damages, fees and costs. On May 4, 2007, News America filed a motion to dismiss or, in the alternative stay, that complaint. On June 28, 2007, the court issued a tentative ruling denying the motion and reassigned the case to the Complex Litigation Program. On July 19, 2007, the court denied the motion. The California state court case was stayed pending the outcome of Michigan state court trial.

News America believes that all of the claims in each of the complaints filed by Valassis are without merit and it intends to defend itself vigorously. As noted above, the Company is confident that the judgment against News America in the Michigan state court litigation will ultimately be reversed, or remanded for a new trial in which, the Company believes, News America would prevail.

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

Since December 29, 2008, the Class A Common Stock and Class B Common Stock have been listed and traded on The NASDAQ Global Select Market (“NASDAQ”), its principal market, under the symbols “NWSA” and “NWS”, respectively. Prior to December 29, 2008, the Class A Common Stock and Class B Common Stock were listed and traded on the New York Stock Exchange (“NYSE”) under the symbols “NWS.A” and “NWS”, respectively. CHESS Depositary Interests (“CDIs”) representing the Class A Common Stock and Class B Common Stock are listed and traded on the Australian Stock Exchange (“ASX”) under the symbols “NWS” and “NWSLV,” respectively. The Class A Common Stock and Class B Common Stock are also traded on the London Stock Exchange. As of June 30, 2009, there were approximately 50,000 holders of record of shares of Class A Common Stock and 1,400 holders of record of shares of Class B Common Stock.

The following table sets forth, for the fiscal periods indicated, the reported high and low sales prices for Class A Common Stock and Class B Common Stock as reported on the NYSE for the period July 1, 2007 to December 28, 2008 and on NASDAQ for the period December 29, 2008 to June 30, 2009.

	Class B Common Stock			Class A Common Stock
	High	Low	Dividend (1)	High	Low	Dividend (1)
Fiscal Year Ended June 30,
2008:
First Quarter	$24.57	21.09	.05	22.80	19.78	.06
Second Quarter	24.50	20.49	—	23.04	19.73	—
Third Quarter	20.70	18.28	.06	20.10	17.87	.06
Fourth Quarter	20.17	15.73	—	19.63	15.43	—
2009:
First Quarter	15.25	12.07	.06	14.84	11.77	.06
Second Quarter	12.08	5.91	—	11.92	5.47	—
Third Quarter	10.50	5.65	.06	9.85	4.99	.06
Fourth Quarter	12.07	7.52	—	10.61	6.48	—

(1)	Cash dividend declared per share

In June 2005, the Company announced a stock repurchase program under which the Company is authorized to acquire from time to time up to an aggregate of $3 billion in Class A Common Stock and Class B Common Stock. In May 2006, the Company announced that the Board had authorized increasing the total amount of the stock repurchase program to $6 billion. Through June 30, 2009, the Company had repurchased an aggregate of approximately 234 million shares of its Class A Common Stock and Class B Common Stock for a total cost of purchase of approximately $4,244 million since the announcement of the stock repurchase program in June 2005. The Company did not purchase any of its Class A Common Stock or Class B Common Stock during the fiscal year ended June 30, 2009. The remaining authorized amount under the Company’s stock repurchase program, excluding commissions, was approximately $1,761 million at June 30, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data” and the other financial information included elsewhere herein.

	For the years ended June 30,
	2009 (1)	2008 (1)	2007 (1)	2006 (2)	2005 (3)
	(in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues	$30,423	$32,996	$28,655	$25,327	$23,859
Operating (loss) income	(5,650)	5,381	4,452	3,868	3,564
(Loss) income from continuing operations	(3,378)	5,387	3,426	2,812	2,128
Net (loss) income	(3,378)	5,387	3,426	2,314	2,128

Basic (loss) income from continuing operations per share: (4)(5)	$(1.29)	$1.82
Class A			$1.14	$0.92	$0.74
Class B			$0.95	$0.77	$0.62

Diluted (loss) income from continuing operations per share: (4)(5)	$(1.29)	$1.81
Class A			$1.14	$0.92	$0.73
Class B			$0.95	$0.77	$0.61

Basic (loss) earnings per share: (4)(5)	$(1.29)	$1.82
Class A			$1.14	$0.76	$0.74
Class B			$0.95	$0.63	$0.62

Diluted (loss) earnings per share: (4)(5)	$(1.29)	$1.81
Class A			$1.14	$0.76	$0.73
Class B			$0.95	$0.63	$0.61

Cash dividend per share: (4)(5)(6)	$0.12
Class A		$0.12	$0.12	$0.13	$0.10
Class B		$0.11	$0.10	$0.13	$0.04

	As of June 30,
	2009	2008	2007	2006	2005
	(in millions)
BALANCE SHEET DATA:
Cash and cash equivalents	$6,540	$4,662	$7,654	$5,783	$6,470
Total assets	53,121	62,308	62,343	56,649	54,692
Borrowings	14,289	13,511	12,502	11,427	10,999

(1)

See Notes 2, 3, 4, 6 and 9 to the Consolidated Financial Statements of News Corporation for information with respect to significant acquisitions, disposals, changes in accounting, impairment charges, restructuring charges and other transactions during fiscal 2009, 2008 and 2007.

(2)

Fiscal 2006 results included the dispositions of TSL Education Ltd. and Sky Radio Limited. The Company recorded gains totaling approximately $515 million on these transactions, which were included in gain on disposition of discontinued operations in the consolidated statements of operations for the fiscal year ended June 30, 2006. In addition, the Company adopted Emerging Issues Tax Force (“EITF”) Topic No. D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill” (“EITF D-108”) during fiscal 2006. As a result of the adoption, the Company recorded a charge of $1.6 billion ($1 billion net of tax, or ($0.33) per diluted share of Class A Common Stock and ($0.28) per diluted share of Class B Common Stock) in fiscal 2006, to reduce the intangible balances attributable to its television station licenses.

(3)

Fiscal 2005 results included the Company’s acquisition of the remaining non-controlling interest in Fox Entertainment Group, Inc. by issuing approximately 357 million shares of the Company’s Class A Common Stock, valued at approximately $6.3 billion. Fiscal 2005 also included the acquisition of the approximate 58% interest in Queensland Press Pty Limited the Company did not already own through the acquisition of the Cruden Group of companies (the “Cruden Group”). The consideration for the acquisition of the Cruden Group was the issuance of approximately 61 million shares of the Company’s Class B Common Stock, valued at approximately $1.0 billion and the assumption of approximately $400 million of debt.

(4)

Basic and diluted earnings from continuing operations per share, basic and diluted earnings per share and cash dividend per share reflect per share amounts based on the adjusted share amounts to reflect the November 12, 2004 one-for-two share exchange in the reincorporation of News Corporation.

(5)

Shares of the Class A Common Stock carried rights to a greater dividend than shares of the Class B Common Stock through fiscal 2007. As such, for the periods through fiscal 2007, net income available to the Company’s stockholders was allocated between shares of Class A Common Stock and Class B Common Stock. The allocation between these classes of common stock was based upon the two-class method. Subsequent to the final fiscal 2007 dividend payment, shares of Class A Common Stock ceased to carry any rights to a greater dividend than shares of Class B Common Stock. See Notes 2 and 20 to the Consolidated Financial Statements of News Corporation for further discussion.

(6)

The Company’s Board of Directors (the “Board”) currently declares an interim and final dividend each fiscal year. The final dividend is determined by the Board subsequent to the fiscal year end. The total dividends declared related to both fiscal 2009 and fiscal 2008 results were $0.12 per share of Class A Common Stock and Class B Common Stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations. The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other factors is set forth under the heading “Risk Factors” in Item 1A of the Annual Report on Form 10-K (the “Annual Report”). The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the Securities and Exchange Commission (the “SEC”). This section should be read together with the audited Consolidated Financial Statements of News Corporation and related notes set forth elsewhere in this Annual Report.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of News Corporation and its subsidiaries’ (together “News Corporation” or the “Company”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred either during fiscal 2009 or early fiscal 2010 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three fiscal years ended June 30, 2009. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three fiscal years ended June 30, 2009, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of June 30, 2009. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

•

Critical Accounting Policies—This section discusses accounting policies considered important to the Company’s financial condition and results of operations, and which require significant judgment and estimates on the part of management in application. In addition, Note 2 to the accompanying Consolidated Financial Statements of News Corporation summarizes the Company’s significant accounting policies, including the critical accounting policy discussion found in this section.

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

•

Television, which, principally consists of the operation of 27 full power broadcast television stations, including nine duopolies, in the United States (of these stations, 17 are affiliated with the Fox Broadcasting Company (“FOX”), and ten are affiliated with MyNetworkTV), the broadcasting of network programming in the United States and the development, production and broadcasting of television programming in Asia.

•

Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite operators primarily in the United States.

•	Direct Broadcast Satellite Television, which consists of the distribution of basic and premium programming services via satellite and broadband directly to subscribers in Italy.

•

Magazines and Inserts, which principally consists of the publication of free-standing inserts, which are promotional booklets containing consumer offers distributed through insertion in local Sunday newspapers in the United States, and the provision of in-store marketing products and services, primarily to consumer packaged goods manufacturers in the United States and Canada.

•

Newspapers and Information Services, which principally consists of the publication of four national newspapers in the United Kingdom, the publication of approximately 146 newspapers in Australia, the publication of a metropolitan newspaper and a national newspaper (with international editions) in the United States and the provision of information services.

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

The Company enters into arrangements with third parties to co-produce many of its theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. The parties to these arrangements include studio and non-studio entities, both domestic and foreign. In several of these agreements, other parties control certain distribution rights. The Filmed Entertainment segment records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, receive a participation based on the respective third-party investor’s interest in the profits or losses incurred on the film. Consistent with the requirements of Statement of Position (“SOP”) 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”), the estimate of a third-party investor’s interest in profits or losses incurred on the film is determined by reference to the ratio of actual revenue earned to date in relation to total estimated ultimate revenues.

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

The Company competes with other major studios, such as Disney, Paramount, Sony, Universal, Warner Bros. and independent film producers in the production and distribution of motion pictures and DVDs. As a producer and distributor of television programming, the Company competes with studios, television production groups and independent producers and syndicators, such as Disney, Sony, NBC Universal, Warner Bros. and Paramount Television, to sell programming both domestically and internationally. The Company also competes to obtain creative talent and story properties, which are essential to the success of the Company’s filmed entertainment businesses.

Television and Cable Network Programming

The Company’s U.S. television operations primarily consist of the FOX, MyNetworkTV, Inc. (“MyNetworkTV”) and the 27 television stations owned by the Company. The Company’s international television operations consist primarily of STAR Group Limited (“STAR”).

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

The television stations owned by the Company compete for programming, audiences and advertising revenues with other television stations and cable networks in their respective coverage areas and, in some cases, with respect to programming, with other station groups, and in the case of advertising revenues, with other local and national media. The competitive position of the television stations owned by the Company is largely influenced by the strength of FOX and MyNetworkTV, and, in particular, the prime-time viewership of the respective network, as well as the quality of the programming of FOX and MyNetworkTV.

In Asia, STAR’s channels are primarily distributed to local cable operators or other pay-television platform operators for distribution to their subscribers. STAR derives its revenue from the sale of advertising time and affiliate fees from these pay-television platform operators.

The Company’s U.S. cable network operations primarily consist of the Fox News Channel (“FOX News”), the FX Network (“FX”), the Regional Sports Networks (“RSNs”), the National Geographic Channels, SPEED and the Big Ten Network. The Company’s international cable networks consist of the Fox International Channels (“FIC”) with operations primarily in Latin America, Europe and Asia.

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

The Company’s cable networks compete for carriage on cable television systems, DBS systems and other distribution systems with other program services. A primary focus of competition is for distribution of the Company’s cable network channels that are not already distributed by particular cable television or DBS systems. For such program services, distributors make decisions on the use of bandwidth based on various considerations, including amounts paid by programmers for launches, subscription fees payable by distributors and appeal to the distributors’ subscribers.

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

The Company has several multi-year sports rights agreements, including contracts with the National Football League (“NFL”) through fiscal 2014, contracts with the National Association of Stock Car Auto Racing (“NASCAR”) for certain races and exclusive rights for certain ancillary content through calendar year 2014, a contract with Major League Baseball (“MLB”) through calendar year 2013 and a contract for the Bowl Championship Series (“BCS”), excluding the championship game, through fiscal year 2010. These contracts provide the Company with the broadcast rights to certain national sporting events during their respective terms. The costs of these sports contracts are charged to expense based on the ratio of each period’s operating profit to estimated total operating profit for the remaining term of the contract.

The profitability of these long-term national sports contracts is based on the Company’s best estimates at June 30, 2009 of directly attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied at June 30, 2009, additional amortization of rights may be recorded. Should revenues improve as compared to estimated revenues, the Company may have an improved operating profit related to the contract, which may be recognized over the estimated remaining contract term.

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

Magazines and Inserts

The Magazine and Inserts segment derives revenues from the sale of advertising space in free-standing inserts, in-store marketing products and services, promotional advertising and production fees. Adverse changes in general market conditions for advertising may affect revenues. Operating expenses for the Magazine and Inserts segment include paper, promotional, printing, retail commissions, distribution and production costs. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead.

Newspapers and Information Services

The Newspapers and Information Services segment derives revenues primarily from the sale of advertising space and the sale of published newspapers and subscriptions. Adverse changes in general market conditions for advertising may affect revenues. Circulation revenues can be greatly affected by changes in the cover prices of the Company’s and/or competitors’ newspapers, as well as by promotional activities.

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

Book Publishing

The Book Publishing segment derives revenues from the sale of general and children’s books in the United States and internationally. The revenues and operating results of the Book Publishing segment are significantly affected by the timing of the Company’s releases and the number of its books in the marketplace. The book publishing marketplace is subject to increased periods of demand in the summer months and during the end-of-year holiday season. This market place continues to change due to technical innovations, electronic book devices and other factors. Each book is a separate and distinct product, and its financial success depends upon many factors, including public acceptance.

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

Other

The Other segment consists primarily of:

FIM

FIM sells advertising, sponsorships and subscription services on the Company’s various digital media properties. Significant FIM expenses include development costs, advertising and promotional expenses, salaries, employee benefits and other routine overhead. The Company’s digital media properties include the social networking site MySpace.com, IGN.com, RottenTomatoes.com, Askmen.com and Photobucket.com. FIM also has a search technology and services agreement with Google which expires in August 2010.

News Outdoor

News Outdoor sells outdoor advertising space on various media, primarily in Russia and Eastern Europe. Significant expenses associated with the News Outdoor business include site lease costs, direct production, maintenance and installation expenses, salaries, employee benefits and other routine overhead. The Company has announced that it intends to explore strategic options for News Outdoor in connection with News Outdoor’s continued development plans. The strategic options include, but are not limited to, exploring the opportunity to expand News Outdoor’s existing shareholder group through new partners. No agreement has yet been entered into with respect to any transaction.

Other Business Developments

In July 2008, the Company completed the sale of eight of its owned-and-operated FOX network affiliated television stations (the “Stations”) for approximately $1 billion in cash. The Stations included: WJW in Cleveland, OH; KDVR in Denver, CO; KTVI in St. Louis, MO; WDAF in Kansas City, MO; WITI in Milwaukee, WI; KSTU in Salt Lake City, UT; WBRC in Birmingham, AL; and WGHP in Greensboro, NC. In connection with the transaction, the Stations entered into new affiliation agreements with the Company to receive network programming and assumed existing contracts with the Company for syndicated programming. In addition, the Company recorded a gain of approximately $232 million in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2009.

In October 2008, the Company purchased VeriSign Inc.’s minority share of the Jamba joint venture for approximately $193 million in cash, increasing the Company’s interest to 100%. During fiscal 2009, the Company recorded an impairment charge relating to Jamba’s goodwill and finite-lived intangible assets. (See Note 9 to the Consolidated Financial Statements of News Corporation)

During fiscal 2009, the Company entered into an agreement with Sky Deutschland AG (formerly Premiere AG) (“Sky Deutschland”) and the bank syndicate of Sky Deutschland to provide Sky Deutschland with a new financing structure and additional capital through two equity capital increases. The first and second equity capital increases were structured as rights issues and were completed in January 2009 and April 2009, respectively. In the first equity capital increase, the Company purchased additional shares of Sky Deutschland for approximately $33 million. In the second equity capital increase, the Company purchased additional shares of Sky Deutschland for approximately $150 million, increasing the Company’s ownership percentage in Sky Deutschland to 30.5%. As a result of the rights issues and other transactions, the Company invested an aggregate of approximately $300 million in shares of Sky Deutschland during fiscal 2009 and, as of June 30, 2009, the Company had an approximate 38% ownership interest in Sky Deutschland.

Since June 30, 2009, the Company acquired additional shares of Sky Deutschland, increasing its ownership to 39.96% as of August 5, 2009.

In February 2009, the Company, two newly incorporated subsidiaries of funds advised by Permira Advisers LLP (the “Permira Newcos”) and the Company’s then majority-owned, publicly-held subsidiary, NDS Group plc (“NDS”), completed a transaction pursuant to which all issued and outstanding NDS Series A ordinary shares, including those represented by American Depositary Shares traded on The NASDAQ Stock Market, were acquired for per-share consideration of $63 in cash (the “NDS Transaction”). As part of the transaction, approximately 67% of the NDS Series B ordinary shares held by the Company were exchanged for $63 per share in a mix of approximately $1.5 billion in cash, which included $780 million of cash retained upon the deconsolidation of NDS, and a $242 million vendor note. As a result of the transaction, NDS ceased to be a public company and the Permira Newcos and the Company now own approximately 51% and 49% of NDS, respectively. The Company’s remaining interest in NDS is accounted for under the equity method of accounting. A gain of $1.2 billion was recognized on the sale of the Company’s interest and is included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2009.

Impact of the Current Economic Environment

The United States and global economies are currently undergoing a period of economic uncertainty, and the related capital markets are experiencing significant disruption. In certain of the markets in which the Company’s businesses operate there has been a weakening in the economic climate due to housing market downturns and tightening of global credit markets resulting in pressure on labor markets, retail sales and consumer confidence. These recent economic trends have adversely impacted advertising revenues at the Company’s Television, Newspapers and Information Services and Other segments, as well as the retail sales of books and DVDs.

RESULTS OF OPERATIONS

Results of Operations—Fiscal 2009 versus Fiscal 2008

The following table sets forth the Company’s operating results for fiscal 2009 as compared to fiscal 2008.

	For the years ended June 30,
	2009	2008	Change	% Change
	($ millions)
Revenues	$30,423	$32,996	$(2,573)	(8)%
Expenses:
Operating	19,563	20,531	(968)	(5)%
Selling, general and administrative	6,164	5,984	180	3%
Depreciation and amortization	1,138	1,207	(69)	(6)%
Impairment charges	8,896	—	8,896	*	*
Other operating charges (income)	312	(107)	419	*	*

Total operating (loss) income	(5,650)	5,381	(11,031)	*	*

Equity (losses) earnings of affiliates	(309)	327	(636)	*	*
Interest expense, net	(927)	(926)	(1)	*	*
Interest income	91	246	(155)	(63)%
Other, net	1,256	2,293	(1,037)	(45)%

(Loss) income before income tax expense and minority interest in subsidiaries	(5,539)	7,321	(12,860)	*	*
Income tax benefit (expense)	2,229	(1,803)	4,032	*	*
Minority interest in subsidiaries, net of tax	(68)	(131)	63	(48)%

Net (loss) income	$(3,378)	$5,387	$(8,765)	*	*

Diluted (loss) earnings per share	$(1.29)	$1.81	$(3.10)	*	*

**	not meaningful

Overview—The Company’s revenues decreased 8% for the fiscal year ended June 30, 2009 as compared to the fiscal year ended June 30, 2008. The decrease was primarily due to revenue decreases at the Television, Filmed Entertainment and Other segments, as well as unfavorable foreign exchange fluctuations. Television segment revenues decreased primarily due to the absence of revenues from the Stations sold in July 2008, lower advertising revenues as a result of general weakness in the advertising markets and the absence of revenue from the Super Bowl which was broadcast on FOX during the fiscal year ended June 30, 2008. The decrease at the Filmed Entertainment segment was primarily due to decreased worldwide home entertainment and theatrical revenues. The Other segment’s revenue decrease reflects the sale of a portion of the Company’s ownership stake in NDS in February 2009. As a result of the sale, the Company’s portion of NDS operating results subsequent to February 5, 2009 is included within Equity (losses) earnings of affiliates. These decreases were partially offset by increased revenues at the Cable Network Programming segment, primarily due to an increase in net affiliate revenues.

Operating expenses for the fiscal year ended June 30, 2009 decreased 5% as compared to the fiscal year ended June 30, 2008. The decrease was primarily due to decreased amortization of production and participation costs and lower home entertainment manufacturing and marketing costs at the Filmed Entertainment segment, as well as favorable foreign currency fluctuations. Also contributing to these decreases was the absence of costs related to the Super Bowl and the Stations at the Television segment and the incremental decrease of costs related to NDS in the Other segment, reflecting the sale of a portion of the Company’s ownership stake in February 2009. These decreases were partially offset by higher programming costs at the Cable Network Programming segment, higher programming costs due to increases in entertainment programming license fees at FOX, as well as costs associated with the return of several programs in fiscal 2009 which were not broadcast in fiscal 2008 due to the Writer’s Guild of America strike in the Television segment and, in the Newspapers and Information Services segment, incremental expenses from Dow Jones & Company, Inc (“Dow Jones”), which was acquired in December 2007.

Selling, general and administrative expenses for the fiscal year ended June 30, 2009 increased approximately 3% as compared to fiscal 2008. The Newspapers and Information Services segment’s cost increase for the fiscal year ended June 30, 2009 was primarily due to incremental expenses from Dow Jones. Also contributing to this increase were higher employee costs partially offset by favorable foreign currency fluctuations and decreased costs related to NDS and the Stations.

Depreciation and amortization decreased 6% for the fiscal year ended June 30, 2009 as compared to fiscal 2008. The decrease was primarily due to the absence of depreciation on the decommissioned U.K. printing presses included in fiscal 2008, which was partially offset by higher depreciation due to additional property, plant and equipment placed into service and incremental depreciation and amortization from the acquisition of Dow Jones.

Impairment charges

As discussed in Note 9 to the Consolidated Financial Statements of News Corporation, during the fiscal year ended June 30, 2009, the Company performed an interim impairment review in advance of its annual impairment assessment because the Company believed events had occurred and circumstances had changed that would more likely than not reduce the fair value of the Company’s goodwill and indefinite-lived intangible assets below their carrying amounts. These events included: (a) the decline of the price of the Class A Common Stock and Class B Common Stock below the carrying value of the Company’s stockholders’ equity; (b) the reduced growth in advertising revenues; (c) the decline in the operating profit margins in some of the Company’s advertising-based businesses; and (d) the decline in the valuations of other television stations, newspapers and advertising-based companies as determined by the current trading values of those companies. In addition, the Company also performed an annual impairment assessment of its goodwill and indefinite-lived intangible assets.

As a result of the impairment reviews performed, the Company recorded non-cash impairment charges of approximately $8.9 billion ($7.2 billion, net of tax) in the fiscal year ended June 30, 2009. The charges consisted of a write-down of the Company’s indefinite-lived intangible assets (primarily FCC licenses in the Television segment) of $4.6 billion, a write-down of $4.1 billion of goodwill and a write-down of the Newspapers and Information Services segment’s fixed assets of $185 million in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result of the continued adverse economic conditions in the markets in which the Company conducts business, the Company will continue to monitor its goodwill, indefinite-lived intangible assets and long-lived assets for possible future impairment.

Other operating charges (income)

As discussed in Note 4 to the Consolidated Financial Statements of News Corporation, during the fiscal year ended June 30, 2009, certain of the markets in which the Company’s businesses operate have experienced a weakening in the current economic climate which has adversely affected advertising revenue and other consumer driven spending. As a result, a number of the Company’s businesses implemented a series of operational restructuring actions to address the Company’s cost structure, including FIM, which is restructuring the Company’s digital media properties to align resources more closely with business priorities. This restructuring program has included significant job reductions, both domestically and internationally, to enable the businesses to operate on a more cost effective basis. In conjunction with this restructuring program, the Company also eliminated excess facility requirements. In fiscal 2009, several other businesses of the Company implemented similar plans, including the U.K. and Australian newspapers, HarperCollins, MyNetworkTV and Fox Television Stations. During the fiscal year ended June 30, 2009, the Company recorded restructuring charges of approximately $312 million. During the fiscal year ended June 30, 2008, Other operating charges (income) included a gain related to the sale of a parcel of land in the United Kingdom of approximately $126 million, as well as a $19 million charge related to a redundancy program in the United Kingdom in connection with printing press upgrades.

Equity (losses) earnings of affiliates—Equity (losses) earnings of affiliates decreased $636 million for the fiscal year ended June 30, 2009 as compared to fiscal 2008. The decrease was primarily a result of the inclusion of losses from Sky Deutschland, principally representing a write-down of $422 million of the Company’s investment in the fiscal year ended June 30, 2009. Also contributing to the decrease in earnings from equity affiliates was the absence of contributions from The DIRECTV Group, Inc. (“DIRECTV”) due to the exchange of the Company’s entire interest in DIRECTV to Liberty Media Corporation (“Liberty”) in February 2008 and the disposition of the Company’s entire interest in Gemstar-TV Guide International, Inc. (“Gemstar”) in May 2008. These decreases were partially offset by higher contributions from British Sky Broadcasting Group plc (“BSkyB”), principally from reduced write-downs related to its ITV plc (“ITV”) investment.

	For the years ended June 30,
	2009	2008	Change	% Change
	($ millions)
The Company’s share of equity (losses) earnings of affiliates principally consists of:
DBS equity affiliates	$(374)	$138	$(512)	*	*
Cable channel equity affiliates	59	98	(39)	(40)%
Other equity affiliates	6	91	(85)	(93)%

Total equity (losses) earnings of affiliates	$(309)	$327	$(636)	*	*

**	not meaningful

Interest expense, net—Interest expense, net for the fiscal year ended June 30, 2009 was relatively consistent with the fiscal year ended June 30, 2008, as the issuance in November 2007 of $1.25 billion 6.65% Senior Notes due 2037 and the issuance in February 2009 of $700 million 6.90% Senior Notes due 2019 and $300 million 7.85% Senior Notes due 2039 were partially offset by the retirement of the Company’s $350 million 6.625% Senior Notes due January 2008 and $200 million 7.38% Senior Notes due October 2008.

Interest income—Interest income decreased $155 million for the fiscal year ended June 30, 2009 as compared to the fiscal year ended June 30, 2008, primarily due to lower interest rates.

Other, net

	For the years ended June 30,
	2009	2008
	(in millions)
Gain on sale of NDS shares (a)	$1,249	$—
Gain on the sale of the Stations (a)	232	—
Loss on the sale of Polish television broadcaster (a)	(100)	—
Gain on Share Exchange Agreement (a)	—	1,676
Impairment of cost based investments (b)	(113)	(125)
Gain on sale of China Network Systems (b)	6	133
Gain on sale of Fox Sports Net Bay Area (b)	—	208
Gain on sale of Gemstar (b)	—	112
Change in fair value of exchangeable securities and other financial instruments (c)	77	307
Other	(95)	(18)

Total Other, net	$1,256	$2,293

(a)	See Note 3 to the Consolidated Financial Statements of News Corporation.
(b)	See Note 6 to the Consolidated Financial Statements of News Corporation.

(c)

The Company has certain outstanding exchangeable debt securities which contain embedded derivatives. Pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), these embedded derivatives require separate accounting and, as such, changes in their fair value are recognized in Other, net in the consolidated statements of operations. A significant variance in the price of the underlying stock could have a material impact on the operating results of the Company. (See Note 11 to the Consolidated Financial Statements of News Corporation.)

Income tax benefit (expense)—The Company’s tax provision and related tax rate for the fiscal year ended June 30, 2009 were different from the statutory rate primarily due to the recognition of a non-cash benefit related to the reduction of accruals for uncertain positions resulting from the resolution of certain tax matters and a permanent difference on the gain on the sale of a portion of a subsidiary. The tax provision and tax rate for the fiscal year ended June 30, 2009 reflect these items, which were offset in part by the non-deductible goodwill included within the impairment charges taken in fiscal 2009.

The Company’s tax provision and related tax rates for the fiscal year ended June 30, 2008 were also different from the statutory rate due to the closing of the tax-free exchange transaction with Liberty (See Note 3—Acquisitions, Disposals and Other Transactions to the Consolidated Financial Statements of News Corporation) and the reversal of previously deferred tax liabilities for DIRECTV and three RSNs. The exchange transaction with Liberty qualified as a tax-free split-off in accordance with Section 355 of the Internal Revenue Code of 1986, as amended, and, as a result, no income tax provision was recorded against the gain recorded on the transaction.

Minority interest in subsidiaries, net of tax—Minority interest expense decreased $63 million for the fiscal year ended June 30, 2009 as compared to the fiscal year ended June 30, 2008. This decrease was primarily due to a decrease in net income attributable to minority shareholders of NDS due to the reduction in the Company’s ownership interest which resulted in the Company’s remaining interest in NDS being accounted for under the equity method of accounting. Also contributing to this decrease was lower results at other majority-owned businesses.

Net (loss) income—Net income decreased for the fiscal year ended June 30, 2009 as compared to the fiscal year ended June 30, 2008. The decrease was primarily due to the impairment charges, other operating charges and revenue decreases noted above. Also contributing to the decrease in net income for the fiscal year ended June 30, 2009 was decreased earnings from equity affiliates noted above, as well as the absence of the tax-free gain on the exchange of DIRECTV in fiscal 2008. These decreases were partially offset by the gain on the NDS Transaction and the non-cash tax benefit noted above.

Segment Analysis:

The following table sets forth the Company’s revenues and operating income by segment for fiscal 2009 as compared to fiscal 2008.

	For the years ended June 30,
	2009	2008	Change	% Change
	($ millions)
Revenues:
Filmed Entertainment	$5,936	$6,699	$(763)	(11)%
Television	4,602	5,807	(1,205)	(21)%
Cable Network Programming	5,580	4,993	587	12%
Direct Broadcast Satellite Television	3,760	3,749	11	* *
Magazines and Inserts	1,168	1,124	44	4%
Newspapers and Information Services	5,858	6,248	(390)	(6)%
Book Publishing	1,141	1,388	(247)	(18)%
Other	2,378	2,988	(610)	(20)%

Total revenues	$30,423	$32,996	$(2,573)	(8)%

Operating income (loss):
Filmed Entertainment	$848	$1,246	$(398)	(32)%
Television	174	1,126	(952)	(85)%
Cable Network Programming	1,670	1,269	401	32%
Direct Broadcast Satellite Television	393	419	(26)	(6)%
Magazines and Inserts	353	352	1	* *
Newspapers and Information Services	466	786	(320)	(41)%
Book Publishing	17	160	(143)	(89)%
Other	(363)	(84)	(279)	* *

Total adjusted operating income (1)	3,558	5,274	(1,716)	(33)%
Impairment charges	(8,896)	—	(8,896)	* *
Other operating (charges) income	(312)	107	(419)	* *

Total operating (loss) income	$(5,650)	$5,381	$(11,031)	* *

**	not meaningful
(1)

Adjusted operating income excludes $8.9 billion of impairment charges and $312 million of Other operating charges for the fiscal year ended June 30, 2009. Adjusted operating income for the fiscal year ended June 30, 2008 excludes $107 million of Other operating income. A reconciliation of the reported operating (loss) income to Adjusted operating income (loss) is included in Note 19 to the Consolidated Financial Statements of News Corporation.

Filmed Entertainment (20% of the Company’s consolidated revenues in fiscal 2009 and 2008)

For the fiscal year ended June 30, 2009, revenues at the Filmed Entertainment segment decreased $763 million, or 11%, as compared to fiscal 2008. The revenue decrease was primarily due to a decrease in worldwide home entertainment revenues from theatrical and television products, as well as a decrease in worldwide theatrical revenues as a result of the difficult comparisons to the revenues from The Simpsons Movie and Live Free or Die Hard released in the fiscal year ended June 30, 2008.

The fiscal year ended June 30, 2009 included the worldwide theatrical and home entertainment releases of Taken and Marley & Me, the home entertainment and pay television availability of What Happens in Vegas and Horton Hears a Who!, the worldwide pay television availability of Juno and The Simpsons Movie, the worldwide theatrical releases and the related initial releasing costs of X-Men Origins: Wolverine and Night at the Museum: Battle of the Smithsonian and the initial releasing costs of Ice Age: Dawn of the Dinosaurs. The fiscal year ended

June 30, 2008 included the successful worldwide theatrical and home entertainment performances of The Simpsons Movie, Alvin and the Chipmunks, Live Free or Die Hard, Juno and Fantastic Four: Rise of the Silver Surfer. Also included in fiscal 2008 were the theatrical releases of What Happens in Vegas, The Happening and Horton Hears a Who! as well as their related initial releasing costs.

For the fiscal year ended June 30, 2009, the Filmed Entertainment segment’s Operating income decreased $398 million, or 32%, as compared to fiscal 2008. The decrease was primarily due to the revenue decreases noted above, partially offset by lower theatrical releasing costs, decreased amortization of production and participation costs and lower home entertainment marketing and manufacturing costs.

Television (15% and 18% of the Company’s consolidated revenues in fiscal 2009 and 2008, respectively)

The following discussion of Adjusted operating income for the Television segment for the fiscal year ended June 30, 2009 excludes $4.6 billion of the impairment charge and $23 million of the other operating charges discussed above. A reconciliation of the reported operating loss to Adjusted operating income is included in Note 19 to the Consolidated Financial Statements of News Corporation.

For the fiscal year ended June 30, 2009, Television segment revenues decreased $1,205 million, or 21%, as compared to the fiscal year ended June 30, 2008. The Television segment reported a decrease in Adjusted operating income for the fiscal year ended June 30, 2009 of $952 million from fiscal year ended June 30, 2008.

Revenues for the fiscal year ended June 30, 2009 at the Company’s U.S. television operations decreased 22% as compared to the fiscal year ended June 30, 2008. The decrease was primarily due to the absence of revenues from the Stations sold in July 2008 of $294 million, lower advertising revenues at the television stations owned by the Company due to the general weakness in the advertising markets, with automotive advertising experiencing the largest decrease, and the absence of the Super Bowl and Emmy® Awards which were broadcast on FOX during the fiscal year ended June 30, 2008. Also contributing to the decrease in revenues were lower MLB post-season advertising revenues due to one less game broadcast and a decrease in NASCAR revenues due to lower ratings and fewer available commercial units. The revenue decreases were partially offset by an increase in political advertising revenues at the television stations owned by the Company. Adjusted operating income at the Company’s U.S. television operations decreased for the fiscal year ended June 30, 2009 as compared to the fiscal year ended June 30, 2008. The decrease in Adjusted operating income was primarily the result of the revenue decreases noted above, as well as higher programming costs due to increased entertainment programming license fees and higher sports programming costs at FOX. The costs associated with the return of several programs in fiscal 2009 which were not broadcast in fiscal 2008 due to the Writer’s Guild of America strike and the absence of $86 million of operating income from the Stations sold in July 2008. The Adjusted operating income decrease for the fiscal year ended June 30, 2009 was partially offset by lower costs for local sports rights due to fewer games broadcast at the television stations owned by the Company.

Revenues for the fiscal year ended June 30, 2009 at the Company’s international television operations decreased as compared to the fiscal year ended June 30, 2008. The decrease was primarily due to a decline in India’s advertising markets, lower syndication revenues and unfavorable foreign exchange fluctuations. Adjusted operating income at the Company’s international television operations decreased for the fiscal year ended June 30, 2009 as compared to the fiscal year ended June 30, 2008. The decrease in Adjusted operating income was primarily due to the revenue decreases noted above, a settlement of approximately $30 million relating to the termination of a distribution agreement, higher programming costs due to the recent launch of regional channels in India and unfavorable foreign exchange fluctuations.

Cable Network Programming (18% and 15% of the Company’s consolidated revenues in fiscal 2009 and 2008, respectively)

For the fiscal year ended June 30, 2009, revenues at the Cable Network Programming segment increased $587 million, or 12%, as compared to fiscal 2008. This increase was driven by higher net affiliate and advertising revenues at FOX News, the Company’s international cable channels, the Big Ten Network and FX. The increases for the fiscal year ended June 30, 2009 were partially offset by revenue decreases at the RSNs of $143 million due to the divestiture of three RSNs to Liberty in February 2008.

For the fiscal year ended June 30, 2009, FOX News’ revenues increased 26% as compared to fiscal 2008, primarily due to an increase in net affiliate and advertising revenues. Net affiliate revenues increased 61% as compared to fiscal 2008, primarily due to higher average rates per subscriber and lower cable distribution amortization as compared to fiscal 2008. Advertising revenues increased 1% as compared to fiscal 2008, primarily due to higher pricing and volume. As of June 30, 2009, FOX News reached approximately 97 million Nielsen households.

The Company’s international cable channels’ revenues increased 14% for the fiscal year ended June 30, 2009 as compared to fiscal 2008, primarily due to improved advertising and net affiliate revenues, as well as the launch of new international channels.

The Big Ten Network’s revenue increase for the fiscal year ended June 30, 2009 was primarily due to a 53% increase in the number of subscribers from fiscal 2008, as the channel gained distribution on all major pay television platforms in the Big Ten markets in fiscal 2009.

FX’s revenues increased 10% for the fiscal year ended June 30, 2009 as compared to fiscal 2008, driven by net affiliate and advertising revenue increases. Net affiliate revenues increased 7% for the fiscal year ended June 30, 2009 as a result of an increase in average rate per subscriber and the number of subscribers. Advertising revenues for the fiscal year ended June 30, 2009 increased 9% as compared to fiscal 2008 due to higher pricing and volume. As of June 30, 2009, FX reached approximately 95 million Nielsen households.

The RSNs’ revenues decreased 2% for the fiscal year ended June 30, 2009 as compared to fiscal 2008, as increases in net affiliate revenues were more than offset by the absence of revenues from the divestiture of three RSNs to Liberty in February 2008 and lower advertising revenues.

For the fiscal year ended June 30, 2009, Operating income at the Cable Network Programming segment increased $401 million, or 32%, as compared to fiscal 2008, primarily due to the revenue increases noted above. The revenue increases were partially offset by a $186 million increase in operating expenses, primarily due to higher sports rights amortization and higher selling, general and administrative expenses, primarily due to the launch of new international channels. Also partially offsetting the Operating income increase was lower operating results at the RSNs, primarily due to the absence of $38 million of operating profit from the three RSNs that were divested to Liberty.

Direct Broadcast Satellite Television (12% and 11% of the Company’s consolidated revenues in fiscal 2009 and 2008, respectively)

For the fiscal year ended June 30, 2009, SKY Italia revenues increased $11 million as compared with fiscal 2008, as revenue growth primarily attributed to an increase in the average subscriber base combined with a price increase and higher penetration of premium services was partially offset by unfavorable foreign currency fluctuations. SKY Italia had an increase of approximately 235,000 subscribers during fiscal 2009, which increased SKY Italia’s total subscriber base to approximately 4.8 million at June 30, 2009. The total churn for the fiscal year ended June 30, 2009 was approximately 635,000 subscribers on an average subscriber base of 4.7 million, as compared to churn of approximately 429,000 subscribers on an average subscriber base of 4.4 million in fiscal 2008. Subscriber churn for the period represents the number of SKY Italia subscribers whose service was disconnected during the period. During the fiscal year ended June 30, 2009, the strengthening of the U.S. dollar against the Euro resulted in a decrease in revenue of approximately 7% as compared to fiscal 2008.

Average revenue per subscriber (“ARPU”) for the fiscal year ended June 30, 2009 was approximately €44, which was consistent with the ARPU for fiscal 2008. SKY Italia calculates ARPU by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue for the period. Average subscribers are calculated for the respective periods by adding the beginning and ending subscribers for the period and dividing by two.

Subscriber acquisition costs per subscriber (“SAC”) of approximately €250 in fiscal 2009 decreased as compared to fiscal 2008, primarily due to lower marketing costs on a per subscriber basis, as well as lower take-up of a full installation offer. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross SKY Italia subscribers added during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly by SKY Italia to subscribers and the costs related to installation and acquisition advertising, net of any upfront activation fee. SKY Italia excludes the value of equipment capitalized under SKY Italia’s equipment lease program, as well as payments and the value of returned equipment related to disconnected lease program subscribers from subscriber acquisition costs.

For the fiscal year ended June 30, 2009, SKY Italia’s Operating income decreased $26 million, or 6%, as compared to fiscal 2008, primarily due to an increase in operating expenses, partially offset by the revenue increases noted above and unfavorable foreign exchange fluctuations. The increase in operating expenses for fiscal 2009 was primarily due to higher programming costs as a result of the launch of new channels, higher contractual sports rights amortization and higher fees paid for programming costs as a result of the increase in the number of subscribers. Also contributing to increased costs was increased overall marketing costs to support new promotional offerings. During the fiscal year ended June 30, 2009, the strengthening of the U.S. dollar against the Euro resulted in a decrease in Operating income of approximately 4% as compared to fiscal 2008.

Magazines and Inserts (4% of the Company’s consolidated revenues in fiscal 2009 and 2008)

For the fiscal year ended June 30, 2009, revenues at the Magazines and Inserts segment increased $44 million, or 4%, as compared to fiscal 2008. The increase in revenues primarily resulted from higher custom publishing revenue, higher volume of free-standing insert products and higher rates for in-store marketing products, partially offset by a decrease in sales volume for in-store marketing products.

For the fiscal year ended June 30, 2009, Operating income was consistent with fiscal 2008 as the revenue increases noted above were offset by higher store commissions for in-store marketing products, higher printing and paper costs for free-standing insert products and higher legal costs.

Newspapers and Information Services (19% of the Company’s consolidated revenues in fiscal 2009 and 2008)

The following discussion of Adjusted operating income for the Newspapers and Information Services segment for the year ended June 30, 2009 excludes $3.0 billion of the impairment charge and $74 million of the other operating charges discussed above. Adjusted operating income for the fiscal year ended June 30, 2008 excludes other operating charges of $19 million related to the redundancy program in the United Kingdom in connection with printing press upgrades. A reconciliation of the reported operating loss to Adjusted operating income is included in Note 19 to the Consolidated Financial Statements of News Corporation.

For the fiscal year ended June 30, 2009, revenues at the Newspapers and Information Services segment decreased $390 million, or 6%, as compared to fiscal 2008. The revenue decrease for the fiscal year ended June 30, 2009 was primarily due to the strengthening of the U.S. dollar against the British pound sterling and Australian dollar on the revenues reported by the Company’s U.K. and Australian newspapers and general weakness in these advertising markets as compared to fiscal 2008. This decrease was partially offset by the inclusion of approximately $1 billion of incremental revenue from Dow Jones, which was acquired in December 2007. During the fiscal year ended June 30, 2009, the strengthening of the U.S. dollar against the British pound sterling and Australian dollar resulted in a decrease of approximately 15% in revenues as compared to fiscal 2008.

Adjusted operating income decreased $320 million, or 41%, for the fiscal year ended June 30, 2009 as compared to fiscal 2008, primarily due to the strengthening of the U.S. dollar against the British pound sterling and Australian dollar and the advertising weakness noted above. These decreases were partially offset by the absence of approximately $170 million in depreciation and other costs related to the redundancy program in the United Kingdom in connection with printing press upgrades, which was completed in fiscal 2008. The decrease was also partially offset by the inclusion of incremental Dow Jones operating income of $55 million in fiscal 2009. During the fiscal year ended June 30, 2009, the strengthening of the U.S. dollar against the British pound sterling and Australian dollar resulted in a decrease in Adjusted operating income of approximately 12% as compared to fiscal 2008.

For the fiscal year ended June 30, 2009, the Australian newspapers’ revenues decreased 24% as compared to fiscal 2008, primarily due to the impact of unfavorable foreign exchange fluctuation and lower classified and display advertising revenues. Adjusted operating income decreased 36% in the fiscal year ended June 30, 2009 as compared to fiscal 2008, primarily due to the revenue decreases noted above and increased other employee related costs.

For the fiscal year ended June 30, 2009, the U.K. newspapers’ revenues decreased 25% as compared to fiscal 2008, primarily due to the impact of unfavorable foreign exchange fluctuation and lower classified and display advertising revenues across most titles. Adjusted operating income decreased for the fiscal year ended June 30, 2009 as compared to fiscal 2008, primarily as a result of unfavorable foreign exchange movements, the revenue decreases noted above and higher newsprint and promotional costs. The Adjusted operating income decreases were partially offset by the absence of depreciation on decommissioned printing presses.

Book Publishing (4% of the Company’s consolidated revenues in fiscal 2009 and 2008)

The following discussion of Adjusted operating income for the Book Publishing segment for the fiscal year ended June 30, 2009 excludes $33 million of the other operating charges discussed above. A reconciliation of the reported operating loss to Adjusted operating income is included in Note 19 to the Consolidated Financial Statements of News Corporation.

For the fiscal year ended June 30, 2009, revenues at Book Publishing segment decreased $247 million, or 18%, from fiscal 2008. The decreases were primarily due to lower sales of general books mainly due to the weak retail market, as well as notable sales performances of several titles during fiscal 2008, including The Dangerous Book for Boys by Conn and Hal Iggulden and Deceptively Delicious by Jessica Seinfeld, with fewer comparable titles in fiscal 2009. During the fiscal year ended June 30, 2009, HarperCollins had 165 titles on The New York Times Bestseller List with 15 titles reaching the number one position. During fiscal 2009, the strengthening of the U.S. dollar resulted in a decrease in revenue of approximately 7% as compared to fiscal 2008.

For the fiscal year ended June 30, 2009, Adjusted operating income decreased $143 million as compared to fiscal 2008. The decrease was primarily due to the revenue decreases noted above and a higher provision for bad debt due to the bankruptcy filing of a major distributor in December 2008.

Other (8% and 9% of the Company’s consolidated revenues in fiscal 2009 and 2008, respectively)

The following discussion of Adjusted operating loss for the Other segment for the fiscal year ended June 30, 2009 excludes $1.3 billion of the impairment charge and $182 million of the other operating charges in fiscal 2009 and $126 million of other operating income in fiscal 2008 discussed above. A reconciliation of the reported operating loss to Adjusted operating loss is included in Note 19 to the Consolidated Financial Statements of News Corporation.

Revenues at the Other segment decreased $610 million, or 20%, for the fiscal year ended June 30, 2009 as compared to the fiscal year ended June 30, 2008. The decrease was primarily due to decreases in revenues from

NDS, FIM, Fox Mobile and News Outdoor. The decrease at NDS reflects the sale of a portion of the Company’s ownership stake in February 2009. As a result of the sale, the Company’s portion of NDS operating results subsequent to February 5, 2009 is included within Equity (losses) earnings of affiliates. The revenue decrease at FIM was due to decreased advertising revenues at MySpace. News Outdoor’s revenues decreased due to lower rates, lower advertising space utilization and unfavorable foreign exchange fluctuations.

Adjusted operating results for the fiscal year ended June 30, 2009 decreased $279 million as compared to the fiscal year ended June 30, 2008. The decrease was primarily due to the revenue declines noted above, as well as decreased operating income from NDS and FIM. The NDS decline was primarily due to the sale of a portion of the Company’s ownership stake as noted above. The decline in FIM adjusted operating results was driven by increased costs associated with the launch of MySpace Music and the addition of new features.

Results of Operations—Fiscal 2008 versus Fiscal 2007

The following table sets forth the Company’s operating results for fiscal 2008 as compared to fiscal 2007.

	For the years ended June 30,
	2008	2007	Change	% Change
	($ millions)
Revenues	$32,996	$28,655	$4,341	15%
Expenses:
Operating	20,531	18,645	1,886	10%
Selling, general and administrative	5,984	4,655	1,329	29%
Depreciation and amortization	1,207	879	328	37%
Other operating (income) charges	(107)	24	(131)	* *

Total operating income	5,381	4,452	929	21%

Equity earnings of affiliates	327	1,019	(692)	(68)%
Interest expense, net	(926)	(843)	(83)	10%
Interest income	246	319	(73)	(23)%
Other, net	2,293	359	1,934	* *

Income before income tax expense and minority interest in subsidiaries	7,321	5,306	2,015	38%
Income tax expense	(1,803)	(1,814)	11	(1)%
Minority interest in subsidiaries, net of tax	(131)	(66)	(65)	98%

Net income	$5,387	$3,426	$1,961	57%

Diluted earnings per share (1)	$1.81	$1.08	$0.73	68%

**	not meaningful
(1)

Represents earnings per share based on the total weighted average shares outstanding (Class A Common Stock and Class B Common Stock combined) for the fiscal years ended June 30, 2008 and 2007. Class A Common Stock carried rights to a greater dividend than Class B Common Stock through fiscal 2007. As such, net income available to the Company’s stockholders is allocated between the Class A Common Stock and Class B Common Stock. Subsequent to the final fiscal 2007 dividend payment, shares of Class A Common Stock ceased to carry any rights to a greater dividend than shares of Class B Common Stock. (See Note 20 to the Consolidated Financial Statements of News Corporation)

Overview—The Company’s revenues increased 15% for the fiscal year ended June 30, 2008 as compared to the fiscal year ended June 30, 2007. The impact of foreign currency translations represented 4% of the revenue increase for the fiscal year ended June 30, 2008. The remaining increase was primarily due to revenue increases at the Newspapers and Information Services, Cable Network Programming, DBS and Other segments. The increase at the Newspapers and Information Services segment was primarily due to the inclusion of revenue from Dow Jones, which was acquired in December 2007. The Cable Network Programming segment increase was primarily due to the consolidation of the National Geographic channels and higher net affiliate revenues. The increase at the DBS segment was primarily due to an increase in subscribers during fiscal 2008. The Other segment increase was primarily due to increased revenue from FIM.

Operating expenses for the fiscal year ended June 30, 2008 increased 10% as compared to the fiscal year ended June 30, 2007. The increase was primarily due to incremental costs from acquisitions, the launch of new businesses, higher sports programming costs at the Television segment due to the broadcast of the Super Bowl, which was not broadcast on FOX in fiscal 2007, and foreign exchange movements at the DBS and Newspapers and Information Services segments. The increase in operating expenses was partially offset by the absence of expenses related to the International Cricket Council (“ICC”) Cricket World Cup that were included in fiscal 2007 and lower amortization and production costs due to the Writer’s Guild of America strike in fiscal 2008.

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

Other operating (income) charges for the fiscal year ended June 30, 2008 included a $126 million gain related to the Company’s sale of a parcel of land in the United Kingdom. Also included in Other operating (income) charges for the fiscal years ended June 30, 2008 and June 30, 2007 was approximately $19 million and $24 million of charges, respectively, related to a redundancy program in the United Kingdom in connection with printing press upgrades.

Operating income increased 21% for the fiscal year ended June 30, 2008 as compared to fiscal 2007, primarily due to increased Operating income at the DBS, Cable Network Programming, Television, Newspapers and Information Services and Other segments. The impact of foreign currency translations represented 4% of the Operating income increase for the fiscal year ended June 30, 2008. In addition, Operating income for the fiscal year ended June 30, 2008 benefited from a net gain of $126 million on the disposal of a parcel of land in the United Kingdom which was included in Other operating charges (income) in the consolidated statements of operations.

Equity earnings of affiliates—Equity earnings of affiliates decreased $692 million for the fiscal year ended June 30, 2008 as compared to the fiscal year ended June 30, 2007. The decrease was primarily a result of lower contributions from BSkyB due to a write-down of its ITV investment in the fiscal year ended June 30, 2008. The Company’s portion of the ITV write-down was $485 million in the fiscal year ended June 30, 2008. Also contributing to the decrease in earnings from equity affiliates was lower contributions from DIRECTV due to the exchange of the Company’s entire interest in DIRECTV to Liberty in February 2008. (See Note 3 to the Consolidated Financial Statements of News Corporation)

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
(c)

The Company has certain outstanding exchangeable debt securities which contain embedded derivatives. Pursuant to SFAS No. 133, these embedded derivatives are not designated as hedges and, as such, changes in their fair value are recognized in Other, net. A significant variance in the price of the underlying stock could have a material impact on the operating results of the Company. (See Note 11 to the Consolidated Financial Statements of News Corporation)

Income tax expense—The effective tax rate for the fiscal year ended June 30, 2008 was 25%, which was lower than the statutory rate and the effective tax rate of 34% in the fiscal year ended June 30, 2007. The lower rate in the fiscal year ended June 30, 2008 was due to the tax-free exchange transaction with Liberty and the reversal of previously deferred tax liabilities for DIRECTV and the three of the Company’s RSNs which were part of an exchange with Liberty that was completed in February 2008. The exchange transaction with Liberty was qualified as a tax-free split-off in accordance with Section 355 of the Internal Revenue Code of 1986, as amended, and, as a result, no income tax provision was recorded against the gain recorded on the transaction.

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

Segment Analysis:

The following table sets forth the Company’s revenues and operating income by segment for fiscal 2008 as compared to fiscal 2007.

	For the years ended June 30,
	2008	2007	Change	% Change
	($ millions)
Revenues:
Filmed Entertainment	$6,699	$6,734	$(35)	(1)%
Television	5,807	5,705	102	2%
Cable Network Programming	4,993	3,902	1,091	28%
Direct Broadcast Satellite Television	3,749	3,076	673	22%
Magazines and Inserts	1,124	1,119	5	* *
Newspapers and Information Services	6,248	4,486	1,762	39%
Book Publishing	1,388	1,347	41	3%
Other	2,988	2,286	702	31%

Total revenues	$32,996	$28,655	$4,341	15%

Operating income (loss):
Filmed Entertainment	$1,246	$1,225	$21	2%
Television	1,126	962	164	17%
Cable Network Programming	1,269	1,090	179	16%
Direct Broadcast Satellite Television	419	221	198	90%
Magazines and Inserts	352	335	17	5%
Newspapers and Information Services	786	677	109	16%
Book Publishing	160	159	1	1%
Other	(84)	(193)	109	56%

Total adjusted operating income (1)	$5,274	$4,476	$798	18%
Other operating income (charges)	107	(24)	131	* *

Total operating income	$5,381	$4,452	$929	21%

**	not meaningful
(1)

Adjusted operating income for the fiscal year ended June 30, 2008 excludes $107 million of Other operating income. Adjusted operating income for the fiscal year ended June 30, 2007 excludes $24 million of Other operating charges. A reconciliation of the reported operating (loss) income to Adjusted operating (loss) income is included in Note 19 to the Consolidated Financial Statements of News Corporation.

Filmed Entertainment (20% and 23% of the Company’s consolidated revenues in fiscal 2008 and 2007, respectively)

For the fiscal year ended June 30, 2008, revenues at the Filmed Entertainment segment decreased $35 million, or 1%, as compared to fiscal 2007. The revenue decrease was primarily due to a decrease in worldwide home entertainment revenues as the fiscal year ended June 30, 2007 included the successful worldwide home entertainment performance of Ice Age: The Meltdown with no comparable release in fiscal 2008. This decrease was partially offset by higher worldwide theatrical revenues. The fiscal year ended June 30, 2008 included the successful worldwide theatrical and home entertainment performances of The Simpsons Movie, Alvin and the Chipmunks, Live Free or Die Hard, Juno, and Fantastic Four: Rise of the Silver Surfer. Also included in fiscal 2008 were the theatrical releases of What Happens in Vegas, The Happening, Horton Hears a Who! and their related initial releasing costs, as well as the costs relating to the theatrical release of Meet Dave which was released subsequent to June 30, 2008. Additional titles contributing to fiscal year ended June 30, 2008 were the worldwide home entertainment and pay television performances of Night at the Museum, Borat: Cultural

Learnings of America for Make Benefit Glorious Nation of Kazakhstan and Eragon. The fiscal year ended June 30, 2007 included the initial releasing costs of Live Free or Die Hard, as well as the successful theatrical and home entertainment performances of Night at the Museum, The Devil Wears Prada, Borat: Cultural Learnings of America for Make Benefit Glorious Nation of Kazakhstan and Fantastic Four: Rise of the Silver Surfer. Also contributing to the fiscal year ended June 30, 2007 was the worldwide home entertainment and pay television performance of Ice Age: The Meltdown, X-Men: The Last Stand and Walk the Line.

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

ARPU for the fiscal year ended June 30, 2008 was approximately €44, which was consistent with the ARPU for fiscal 2007.

SAC of approximately €260 in fiscal 2008 was consistent with that of fiscal 2007, as an increase in upfront activation fees paid by subscribers was substantially offset by an increase in sales commissions during fiscal 2008.

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

Newspapers and Information Services (19% and 16% of the Company’s consolidated revenues in fiscal 2008 and 2007, respectively)

The following discussion of Adjusted operating income for the Newspapers and Information Services segment excludes Other operating charges related to the redundancy program in the United Kingdom in connection with printing press upgrades of $19 million and $24 million for the fiscal years ended June 30, 2008 and 2007, respectively. A reconciliation of the reported operating income to Adjusted operating income is included in Note 19 to the Consolidated Financial Statements of News Corporation.

For the fiscal year ended June 30, 2008, revenues at the Newspapers and Information Services segment increased $1.8 billion, or 39%, as compared to fiscal 2007, primarily due to the inclusion of Dow Jones beginning December 13, 2007 and revenue growth in Australia and the United Kingdom. During fiscal 2008, the weakening of the U.S. dollar resulted in increases of approximately 7% in revenues as compared to fiscal 2007. Adjusted operating income for the fiscal year ended June 30, 2008 increased $109 million, or 16%, as compared to fiscal 2007, primarily due to the revenue growth noted above and contributions from the acquisition of Dow Jones in December 2007. Dow Jones contributed $1.1 billion of revenue and $45 million of Operating income, including $47 million of Dow Jones related purchase price adjustments, for the fiscal year ended June 30, 2008. During fiscal 2008, the weakening of the U.S. dollar resulted in increases of approximately 12% in Adjusted operating income as compared to fiscal 2007.

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

For the fiscal year ended June 30, 2008, the U.K. newspapers’ revenues increased 5% as compared to fiscal 2007, primarily due to favorable foreign exchange movements, as well as higher Internet revenues. Internet revenues increased primarily due to incremental revenues from acquisitions made in fiscal 2007 and higher Internet advertising revenues. Adjusted operating income decreased for the fiscal year ended June 30, 2008 as compared to fiscal 2007, primarily due to incremental accelerated depreciation of $45 million recorded for the printing presses and printing facilities that were replaced earlier than originally anticipated.

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

Other (9% and 8% of the Company’s consolidated revenues in fiscal 2008 and 2007, respectively)

The following discussion of Adjusted operating income for the Other segment for the year ended June 30, 2008 excludes the Other operating income related to the gain of $126 million from the sale of a parcel of land the Company owned in the United Kingdom in June 2008. A reconciliation of the reported operating income to Adjusted operating loss is included in Note 19 to the Consolidated Financial Statements of News Corporation.

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

Adjusted operating results for the fiscal year ended June 30, 2008 increased $109 million as compared to fiscal 2007 primarily due to the revenue increases noted above. The revenue increases at FIM were partially offset by higher costs due to increased development and technical activity, the domestic and international expansion of the business and costs associated with the launch of new business ventures. Also contributing to the increase in operating results was the absence of losses for the ICC Cricket World Cup included in fiscal 2007; however, this was offset by start up losses in conjunction with the Company’s Eastern European broadcasting initiatives.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Impact of the Current Economic Environment

The United States and global economies are currently undergoing a period of economic uncertainty, and the related capital markets are experiencing significant disruption. In certain of the markets in which the Company’s businesses operate there has been a weakening in the economic climate due to housing market downturns and tightening of global credit markets resulting in pressure on labor markets, retail sales and consumer confidence. These recent economic trends have adversely impacted advertising revenues at the Company’s Television, Newspapers and Information Services and Other segments, as well as the retail sales of books and DVDs. Despite the anticipated continuation of these recent economic trends, the Company believes the cash generated internally and available financing will continue to provide the Company sufficient liquidity for the foreseeable future.

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has a $2.25 billion revolving credit facility, which expires in May 2012, and has access to various film co-production alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of June 30, 2009, the availability under the revolving credit facility was reduced by stand-by letters of credit issued which totaled approximately $70 million. As of June 30, 2009, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television products. A prolonged continuation of these recent economic trends could adversely impact the Company’s cash flows from operations which could require the Company to seek other sources of funds.

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

Total borrowings increased approximately $778 million during the fiscal year ended June 30, 2009, primarily due to the issuance of $700 million 6.90% Senior Notes due 2019 and $300 million 7.85% Senior Notes due 2039 in February 2009. These increases were partially offset by the retirement of the Company’s $200 million 7.38% Senior Notes due October 2008.

As of June 30, 2009, the Company had $2,085 million classified as current borrowings. Included in this amount was $1,608 million of the 0.75% BUCS. The holders of the BUCS have the right to tender the BUCS for redemption on March 15, 2010 for payment of the adjusted liquidation preference plus accrued and unpaid distributions and any final period distribution in, at the Company’s election, cash, BSkyB ordinary shares, Class A Common Stock or any combination thereof. The Company may redeem the BUCS for cash, BSkyB ordinary shares or a combination thereof, in whole or in part, at any time on or after March 20, 2010, at the adjusted liquidation preference of the BUCS plus any accrued and unpaid distributions and any final period distribution thereon. Also included in this amount is the Company’s $250 million 6.75% Senior Debenture due January 2038 which may be put, at the option of the holder, to the Company in January 2010. The Company has $150 million 4.75% Senior Debenture due March 2010 and other bank debt of $77 million due in fiscal 2010. The Company’s consolidated cash and cash equivalents of approximately $6.5 billion at June 30, 2009 and internally generated funds are sufficient to meet the Company’s foreseeable liquidity needs.

The Company’s assets and liabilities can fluctuate significantly due to short term liquidity needs. Working capital, defined as current assets less current liabilities, was $5.2 billion as of June 30, 2009, which was consistent with fiscal 2008. Increases in cash discussed below were offset by an increase in current liabilities, primarily due to $477 million in debt maturities in fiscal 2010, including the $250 million bond putable at the option of the holder. Also included in current borrowings at June 30, 2009 was $1.6 billion of the BUCS, which the holders have the right to tender for redemption on March 15, 2010.

Sources and Uses of Cash—Fiscal 2009 vs. Fiscal 2008

Net cash provided by operating activities for the fiscal years ended June 30, 2009 and 2008 is as follows (in millions):

Years Ended June 30,	2009	2008
Net cash provided by operating activities	$2,248	$3,925

The decrease in net cash provided by operating activities during the fiscal year ended June 30, 2009 as compared to fiscal 2008 reflects lower profits and lower worldwide theatrical and home entertainment receipts at the Filmed Entertainment segment, lower advertising receipts and higher payments for sports programming at the Television segment, higher sports and entertainment rights payments at the DBS and Cable Network Programming segments and lower advertising receipts at the Newspapers and Information Services segment. Also contributing to this decrease was the absence of the Super Bowl, which was not broadcast on FOX in fiscal 2009, the Stations, which were sold in July 2008, and NDS, which as of the beginning of February 2009 is accounted for under the equity method of accounting. These decreases were partially offset by higher affiliate receipts at the Cable Network Programming segment due to higher average rates per subscriber, lower motion picture production spending at the Filmed Entertainment segment and lower tax payments.

Net cash used in investing activities for the fiscal years ended June 30, 2009 and 2008 is as follows (in millions):

Years Ended June 30,	2009	2008
Net cash used in investing activities	$(665)	$(6,354)

Net cash used in investing activities during the fiscal year ended June 30, 2009 decreased as compared to fiscal 2008, primarily due to a reduction in cash used for acquisitions, which included the Company’s acquisitions of Dow Jones and Photobucket and the Company’s initial equity investment in Sky Deutschland. Also contributing to the decreased net cash used in investing activities was the $1,011 million net cash proceeds received from the sale of the Stations in July 2008 and $735 million net cash proceeds received from the sale of a portion of the Company’s interest in NDS, as well as lower property, plant and equipment purchases which were partially offset by the sale of Gemstar in April 2008.

Net cash provided by (used in) financing activities for the fiscal years ended June 30, 2009 and 2008 is as follows (in millions):

Years Ended June 30,	2009	2008
Net cash provided by (used in) financing activities	$353	$(636)

The improvement in financing activities was primarily due to the absence of share repurchases during fiscal year ended June 30, 2009. Net cash provided by financing activities for fiscal 2009 reflects the issuance of $700 million 6.90% Senior Notes due 2019 and $300 million 7.85% Senior Notes due 2039 in February 2009, partially offset by the retirement of the Company’s $200 million 7.38% Senior Note due 2008 and dividend payments. In addition to the share repurchases noted above, cash used by financing activities in fiscal 2008 reflects the retirement of the Company’s $350 million 6.625% Senior Notes due 2008, the retirement of the $225 million 3.875% notes due 2008 and $131 million in commercial paper which were assumed as part of the Dow Jones acquisition and dividend payments. Partially offsetting the cash used by financing activities in fiscal 2008 was net proceeds of $1,237 million from the issuance of $1,250 million 6.65% Senior Notes due 2037 in November 2007.

The total dividends declared related to fiscal 2009 results were $0.12 per share of Class A Common Stock and Class B Common Stock. In August 2009, the Company declared the final dividend on fiscal 2009 results of $0.06 per share for Class A Common Stock and Class B Common Stock. This together with the interim dividend of $0.06 per share of Class A Common Stock and Class B Common Stock constitute the total dividend relating to fiscal 2009.

Based on the number of shares outstanding as of June 30, 2009, the total aggregate cash dividends expected to be paid to stockholders in fiscal 2010 is approximately $314 million.

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

The increase in net cash used in financing activities was primarily due to a decrease in cash receipts from borrowings, net of repayments, of $434 million, and a decrease in cash received from the issuance of shares. During fiscal 2008, the Company received net proceeds of $1,237 million from the issuance of $1,250 million 6.65% Senior Notes due 2037 in November 2007 and retired its $350 million 6.625% Senior Notes due 2008 and its $225 million 3.875% notes due 2008, as well as $131 million in commercial paper assumed as part of the Dow Jones acquisition. The increase in net cash used in financing activities was partially offset by a reduction in cash used for share repurchases of $355 million in fiscal 2007.

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

Debt Instruments and Guarantees

Debt Instruments (1)

	Years ended June 30,
	2009	2008	2007
	(in millions)
Borrowings
Notes due March 2019	$690	$—	$—
Notes due March 2039	283	—	—
Notes due November 2037	—	1,237	—
Notes due March 2037	—	—	1,000
Bank loans	30	7	187
All other	37	48	9

Total borrowings	$1,040	$1,292	$1,196

Repayments of borrowings
Notes due October 2008	$(200)	$—	$—
Notes due January 2008	—	(350)	—
Notes due February 2008 (2)	—	(225)	—
Bank loans	(64)	—	(154)
All other	(79)	(153)	(44)

Total repayment of borrowings	$(343)	$(728)	$(198)

(1)	See Note 10 to the Consolidated Financial Statements of News Corporation for information with respect to borrowings.
(2)	Debt acquired in the acquisition of Dow Jones. See Note 3 to the Consolidated Financial Statements of News Corporation.

Ratings of the Public Debt

The table below summarizes the Company’s credit ratings as of June 30, 2009.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa 1	Stable
S&P	BBB+	Stable

Revolving Credit Agreement

In May 2007, News America Incorporated (“NAI”), a subsidiary of the Company, entered into a credit agreement (the “Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein (the “Lenders”), Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent. The Credit Agreement provides a $2.25 billion unsecured revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit. NAI may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leveraging ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.08% regardless of facility usage. The Company pays interest for borrowings at LIBOR plus 0.27% and pays commission fees on letters of credit at 0.27%. The Company pays an additional fee of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. The maturity date is in May 2012; however, NAI may request that the Lenders’ commitments be renewed for up to two additional one year periods. As of June 30, 2009 approximately $70 million in standby letters of credit, for the benefit of third parties, were outstanding.

Commitments and Guarantees

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2009.

	As of June 30, 2009
	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Contracts for capital expenditure	$327	$306	$20	$1	$—
Operating leases (a)
Land and buildings	3,384	338	628	540	1,878
Plant and machinery	1,490	206	331	299	654
Other commitments
Borrowings	12,552	477	96	621	11,358
Exchangeable securities	1,737	1,608	—	—	129
Sports programming rights (b)	17,583	3,227	4,443	4,391	5,522
Entertainment programming rights	3,360	1,692	1,048	440	180
Other commitments and contractual obligations (c)	3,338	901	1,095	732	610

Total commitments, borrowings and contractual obligations	$43,771	$8,755	$7,661	$7,024	$20,331

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

	As of June 30, 2009
	Total Amounts Committed	Amount of Guarantees Expiration Per Period
Contingent guarantees:		1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Sports programming rights (d)	$471	$42	$135	$132	$162
Letters of credit and other	108	108	—	—	—

	$579	$150	$135	$132	$162

(a)

The Company leases transponders, office facilities, warehouse facilities, equipment and microwave transmitters used to carry broadcast signals. These leases, which are classified as operating leases, expire at certain dates through fiscal 2090. In addition, the Company leases various printing plants, which have leases that expire at various dates through fiscal 2095.

(b)

The Company’s contract with MLB gives the Company rights to broadcast certain regular season and post season games, as well as exclusive rights to broadcast MLB’s World Series and All-Star Game through the 2013 MLB season.

Under the Company’s contract with NFL, remaining future minimum payments for program rights to broadcast certain football games are payable over the remaining term of the contract through fiscal 2014.

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

In addition, the Company has certain other local sports broadcasting rights.

(c)	Includes obligations relating to third party printing contracts, television rating services, a distribution agreement and paper purchase obligations.
(d)

A joint-venture in which the Company owns a 50% equity interest, entered into an agreement for global programming rights. Under the terms of the agreement, the Company and the other joint-venture partner have jointly guaranteed the programming rights obligation.

The table excludes the Company’s pension, other postretirement benefits (“OPEB”) obligations and the gross unrecognized tax benefits for uncertain tax positions as the Company is unable to reasonably predict the ultimate amount or timing. The Company made primarily voluntary contributions of $214 million and $57 million to its pension plans in fiscal 2009 and fiscal 2008, respectively. Future plan contributions are dependent upon actual plan asset returns and interest rates and statutory requirements. Assuming that actual plan asset returns are consistent with the Company’s expected plan returns in fiscal 2010 and beyond, and that interest rates remain constant, the Company would not be required to make any material contributions to its U.S. pension plans for the immediate future. The Company expects to make a combination of voluntary contributions and statutory contributions of approximately $55 million to its pension plans in fiscal 2010. Payments due to participants under the Company’s pension plans are primarily paid out of underlying trusts. Payments due under the Company’s OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company’s pension plans. The Company expects its OPEB payments to approximate $17 million in fiscal 2010. (See Note 17 to the Consolidated Financial Statements of News Corporation for further discussion of the Company’s pension and OPEB plans.)

Contingencies

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

CRITICAL ACCOUNTING POLICIES

An accounting policy is considered to be critical if it is important to the Company’s financial condition and results and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by management of the Company and the related disclosures have been reviewed with the Audit Committee of the Company’s Board of Directors. For the Company’s summary of significant accounting policies, see Note 2 to the Consolidated Financial Statements of News Corporation.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from the estimates.

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

In accordance with SOP 00-2, the Company amortizes filmed entertainment and television programming costs using the individual-film-forecast method. Under the individual-film-forecast method, such programming costs are amortized for each film or television program in the ratio that current period actual revenue for such title bears to management’s estimated ultimate revenue as of the beginning of the current fiscal year to be recognized over approximately a six year period or operating profits to be realized from all media and markets for such title. Management bases its estimates of ultimate revenue for each film on factors such as historical performance of similar films, the star power of the lead actors and actresses and once released actual results of each film. For each television program, management bases its estimates of ultimate revenue on the performance of the television programming in the initial markets, the existence of future firm commitments to sell additional episodes of the program and the past performance of similar television programs. Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization and/or a write down of the asset to fair value.

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

The costs of local and regional sports contracts for a specified number of events are amortized on an event-by-event basis, while costs for local and regional sports contracts for a specified season are amortized over the season on a straight-line basis.

Original cable programming is amortized on an accelerated basis. Management regularly reviews, and revises when necessary, its total revenue estimates on a contract basis, which may result in a change in the rate of amortization and/or a write down of the asset to fair value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated on a straight-line method over the estimated useful lives of such assets. Changes in circumstances, such as technological advances, changes to the Company’s business model or capital strategy, could result in the actual useful lives differing from the Company’s estimates. In those cases, where the Company determines that the useful life of buildings and equipment should be shortened, the Company would depreciate the asset over its revised remaining useful life thereby increasing depreciation expense.

Intangible Assets

The Company has a significant amount of intangible assets, including goodwill, FCC licenses, and other copyright products and trademarks. Intangible assets acquired in business combinations are recorded at their estimated fair value at the date of acquisition. Goodwill is recorded as the difference between the cost of acquiring an entity and the estimated fair values assigned to its tangible and identifiable intangible net assets and is assigned to one or more reporting units for purposes of testing for impairment. The judgments made in determining the estimated fair value assigned to each class of intangible assets acquired, their reporting unit, as well as their useful lives can significantly impact net income.

The Company accounts for its business acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the tangible net assets acquired is recorded as intangibles. Amounts recorded as goodwill are assigned to one or more reporting units. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. Identifying reporting units and assigning goodwill to them requires judgment involving the aggregation of business units with similar economic characteristics and the identification of existing business units that benefit from the acquired goodwill.

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

The Company uses the direct valuation method to value identifiable intangibles for purchase accounting and impairment testing. The direct valuation method used for FCC licenses requires, among other inputs, the use of published industry data that are based on subjective judgments about future advertising revenues in the markets where the Company owns television stations. This method also involves the use of management’s judgment in estimating an appropriate discount rate reflecting the risk of a market participant in the U.S. broadcast industry. The resulting fair values for FCC licenses are sensitive to these long-term assumptions and any variations to such assumptions could result in an impairment to existing carrying values in future periods and such impairment could be material.

The Company’s goodwill impairment reviews are determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit by primarily using a discounted cash flow analysis and market-based valuation approach methodologies. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. The cash flows employed in the analyses are based on the Company’s estimated outlook and various growth rates have been assumed for years beyond the long-term business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators, such as comparable public company trading values. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment review is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment review is required to be performed to estimate the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. The implied fair value of the reporting unit’s goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The assumptions utilized in the Company’s impairment reviews take into account the weakening of the economies in the markets where the Company’s businesses operate. The potential increase in the goodwill impairment charge resulting from a 10% adverse change in the estimated value of the impaired reporting units would be approximately $1.0 billion. The potential increase in the FCC licenses impairment charge resulting from a 10% adverse change in the assumptions above would be approximately $480 million.

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

Employee Costs

The measurement and recognition of costs of the Company’s various pension and other postretirement benefit plans require the use of significant management judgments, including discount rates, expected return on plan assets, future compensation and other actuarial assumptions.

In June 2007, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the fiscal year in which the changes occur through comprehensive income. (See Note 17 to the Consolidated Financial Statements of News Corporation)

The following table summarizes the incremental effects of the initial adoption of SFAS No. 158 on the Company’s consolidated balance sheet as of June 30, 2007:

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

The Company maintains defined benefit pension plans covering a significant number of its employees and retirees. The primary plans have been closed to employees hired after January 1, 2008. For financial reporting purposes, net periodic pension expense (income) is calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations and an expected rate of return on plan assets. The Company considers current market conditions, including changes in investment returns and interest rates, in making these assumptions. In developing the expected long-term rate of return, the Company considered the pension portfolio’s past average rate of returns, and future return expectations of the various asset classes. The expected long-term rate of return is based on an asset allocation assumption of 54% equities, 38% fixed-income securities and 8% in cash and other investments.

The discount rate reflects the market rate for high-quality fixed-income investments on the Company’s annual measurement date of June 30 and is subject to change each fiscal year. The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. The rate was determined by matching the Company’s expected benefit payments for the primary plans to a hypothetical yield curve developed using a portfolio of several hundred high quality non-callable corporate bonds.

The key assumptions used in developing the Company’s fiscal 2009, 2008 and 2007 net periodic pension expense (income) for its plans consist of the following:

	2009	2008	2007
	($ in millions)
Discount rate used to determine net periodic benefit cost	6.7%	6.0%	5.9%
Assets:
Expected rate of return	7.0%	7.0%	7.0%
Expected return	$143	$166	$135
Actual return	$(230)	$(140)	$232

(Loss)/Gain	$(373)	$(306)	$97
One year actual return	(10.8)%	(4.4)%	12.3%
Five year actual return	3.5%	8.2%	9.0%

The weighted average discount rate is volatile from year to year because it is determined based upon the prevailing rates in the United States, the United Kingdom and Australia as of the measurement date. The Company will utilize a weighted average discount rate of 7.0% in calculating the fiscal 2010 net periodic pension expense for its plans. The Company will continue to use a weighted average long-term rate of return of 7.0% for fiscal 2010 based principally on a combination of asset mix and historical experience of actual plan returns. The accumulated net losses on the Company’s pension plans at June 30, 2009 were $663 million which increased from $448 million at June 30, 2008. This increase of $215 million was due primarily to the recent performance of the global equity markets partially offset by a higher discount rate. Higher discount rates decrease the present values of benefit obligations and reduce the Company’s accumulated net loss and also decrease subsequent-year pension expense; lower discount rates increase present values of benefits obligations and increase the Company’s deferred losses and also increase subsequent-year pension expense. The net accumulated losses at June 30, 2009 were primarily a result of deferred asset losses. These deferred losses are being systematically recognized in future net periodic pension expense in accordance with SFAS No. 87, “Employers Accounting for Pensions” (“SFAS No. 87”). Unrecognized losses in excess of 10% of the greater of the market-related value of plan assets or the plans projected benefit obligation are recognized over the average future service of the plan participants.

The Company made contributions of $214 million, $57 million and $67 million to its pension plans in fiscal 2009, 2008 and 2007, respectively. These were primarily voluntary contributions made to improve the funded status of the plans which were impacted by the economic conditions noted above. Future plan contributions are dependent upon actual plan asset returns, statutory requirements and interest rate movements. Assuming that actual plan returns are consistent with the Company’s expected plan returns in fiscal 2010 and beyond, and that interest rates remain constant, the Company would not be required to make any material statutory contributions to its primary U.S. pension plans for the immediate future. The Company will continue to make voluntary contributions as necessary to improve funded status.

Changes in net periodic pension expense may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on PBO

0.25 percentage point decrease in discount rate	Increase $11 million	Increase $88 million

0.25 percentage point increase in discount rate	Decrease $11 million	Decrease $88 million

0.25 percentage point decrease in expected rate of return on assets	Increase $5 million	—

0.25 percentage point increase in expected rate of return on assets	Decrease $5 million	—

Net periodic pension expense for the Company’s pension plans is expected to be approximately $152 million in fiscal 2010. The increase is primarily due to the amortization of deferred asset losses.

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

At June 30, 2009, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $165 million (including the Company’s non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $19.2 million at June 30, 2009.

Interest Rates

The Company’s current financing arrangements and facilities include $14.3 billion of outstanding debt with fixed interest and the Credit Agreement, which carries variable interest. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. As of June 30, 2009, substantially all of the Company’s financial instruments with exposure to interest rate risk were denominated in U.S. dollars and had an aggregate fair value of $13.5 billion. The potential change in fair market value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $776 million at June 30, 2009.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity affiliates and had an aggregate fair value of approximately $6.5 billion as of June 30, 2009. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $5.8 billion. Such a hypothetical decrease would result in a before tax decrease in comprehensive income of approximately $15 million, as any changes in fair value of the Company’s equity affiliates are not recognized unless deemed other-than-temporary, as these investments are accounted for under the equity method.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company has recorded the conversion feature embedded in its exchangeable debentures in other liabilities. At June 30, 2009, the fair value of this conversion feature was nil and this conversion feature is sensitive to movements in the share price of one of the Company’s publicly traded equity affiliates. A significant variance in the price of the underlying stock could have a material impact on the operating results of the Company.

Credit Risk

The Company’s receivables do not represent significant concentrations of credit risk at June 30, 2009 or 2008 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold; however, in light of the recent turmoil in the domestic and global economies, the Company’s estimates and judgments with respect to the collectibility of its receivables have become subject to greater uncertainty than in more stable periods.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At June 30, 2009, the Company did not anticipate nonperformance by the counterparties.

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

Management, including the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of News Corporation’s internal control over financial reporting as of June 30, 2009, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of News Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of News Corporation’s Board of Directors.

Based on this assessment, management determined that, as of June 30, 2009, News Corporation maintained effective internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm who audited and reported on the Consolidated Financial Statements of News Corporation included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2009, has audited the Company’s internal control over financial reporting. Their report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of News Corporation:

We have audited News Corporation’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). News Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, News Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of News Corporation as of June 30, 2009 and 2008, and the related consolidated statements of operations, cash flows, and stockholders’ equity and other comprehensive income for each of the three years in the period ended June 30, 2009 and our report dated August 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

August 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENTS

To the Stockholders and Board of Directors of News Corporation:

We have audited the accompanying consolidated balance sheets of News Corporation as of June 30, 2009 and 2008, and the related consolidated statements of operations, cash flows, and stockholders’ equity and other comprehensive income for each of the three years in the period ended June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of News Corporation at June 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for uncertain tax positions, effective July 1, 2007, and pension and other post-retirement obligations, effective June 30, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), News Corporation’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

August 12, 2009

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the years ended June 30,
	2009	2008	2007
Revenues	$30,423	$32,996	$28,655
Expenses:
Operating	19,563	20,531	18,645
Selling, general and administrative	6,164	5,984	4,655
Depreciation and amortization	1,138	1,207	879
Impairment charges	8,896	—	—
Other operating charges (income)	312	(107)	24

Operating (loss) income	(5,650)	5,381	4,452
Other income (expense):
Equity (losses) earnings of affiliates	(309)	327	1,019
Interest expense, net	(927)	(926)	(843)
Interest income	91	246	319
Other, net	1,256	2,293	359

(Loss) income before income tax expense and minority interest in subsidiaries	(5,539)	7,321	5,306
Income tax benefit (expense)	2,229	(1,803)	(1,814)
Minority interest in subsidiaries, net of tax	(68)	(131)	(66)

Net (loss) income	$(3,378)	$5,387	$3,426

Dividend declared per share:	$0.12
Class A		$0.12	$0.12
Class B		$0.11	$0.10

Basic (loss) earnings per share:	$(1.29)	$1.82
Class A			$1.14
Class B			$0.95
Diluted (loss) earnings per share:	$(1.29)	$1.81
Class A			$1.14
Class B			$0.95

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of June 30,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$6,540	$4,662
Receivables, net	6,287	6,985
Inventories, net	2,477	2,255
Other	532	460

Total current assets	15,836	14,362

Non-current assets:
Receivables	282	464
Investments	2,957	3,284
Inventories, net	3,178	3,064
Property, plant and equipment, net	6,245	7,021
Intangible assets, net	8,925	14,460
Goodwill	14,382	18,620
Other non-current assets	1,316	1,033

Total assets	$53,121	$62,308

Liabilities and Stockholders’ Equity:
Current liabilities:
Borrowings	$2,085	$281
Accounts payable, accrued expenses and other current liabilities	5,279	5,695
Participations, residuals and royalties payable	1,388	1,288
Program rights payable	1,115	1,084
Deferred revenue	772	834

Total current liabilities	10,639	9,182

Non-current liabilities:
Borrowings	12,204	13,230
Other liabilities	3,027	4,823
Deferred income taxes	3,276	5,456
Minority interest in subsidiaries	751	994
Commitments and contingencies
Stockholders’ Equity:
Class A common stock (1)	18	18
Class B common stock (2)	8	8
Additional paid-in capital	17,354	17,214
Retained earnings and accumulated other comprehensive income	5,844	11,383

Total stockholders’ equity	23,224	28,623

Total liabilities and stockholders’ equity	$53,121	$62,308

(1)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,815,449,495 shares and 1,810,382,625 shares issued and outstanding, net of 1,776,865,809 and 1,776,890,952 treasury shares at par at June 30, 2009 and 2008, respectively.

(2)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 313,721,702 treasury shares at par at June 30, 2009 and 2008, respectively.

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the years ended June 30,
	2009	2008	2007
Operating activities:
Net (loss) income	$(3,378)	$5,387	$3,426
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	1,138	1,207	879
Amortization of cable distribution investments	88	80	77
Equity losses (earnings) of affiliates	309	(327)	(1,019)
Cash distributions received from affiliates	298	350	255
Impairment charges (net of tax of $1.7 billion)	7,189	—	—
Other, net	(1,256)	(2,293)	(359)
Minority interest in subsidiaries, net of tax	68	131	66
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	194	(923)	(169)
Inventories, net	(485)	(587)	(360)
Accounts payable and other liabilities	(1,917)	900	1,314

Net cash provided by operating activities	2,248	3,925	4,110

Investing activities:
Property, plant and equipment, net of acquisitions	(1,101)	(1,443)	(1,308)
Acquisitions, net of cash acquired	(847)	(5,567)	(1,059)
Investments in equity affiliates	(403)	(799)	(121)
Other investments	(76)	(125)	(328)
Proceeds from sale of investments, other non-current assets and business disposals	1,762	1,580	740

Net cash used in investing activities	(665)	(6,354)	(2,076)

Financing activities:
Borrowings	1,040	1,292	1,196
Repayment of borrowings	(343)	(728)	(198)
Issuance of shares	4	90	392
Repurchase of shares	—	(939)	(1,294)
Dividends paid	(366)	(373)	(369)
Other, net	18	22	—

Net cash provided by (used in) financing activities	353	(636)	(273)

Net increase (decrease) in cash and cash equivalents	1,936	(3,065)	1,761
Cash and cash equivalents, beginning of year	4,662	7,654	5,783
Exchange movement of opening cash balance	(58)	73	110

Cash and cash equivalents, end of year	$6,540	$4,662	$7,654

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

OTHER COMPREHENSIVE INCOME

(IN MILLIONS)

	For the years ended June 30,
	2009		2008		2007
	Shares	Amount	Shares	Amount	Shares	Amount
Class A common stock:
Balance, beginning of year	1,810	$18	2,139	$21	2,169	$22
Shares issued	5	—	16	—	28	—
Shares repurchased	—	—	(345)	(3)	(58)	(1)

Balance, end of year	1,815	18	1,810	18	2,139	21

Class B common stock:
Balance, beginning of year	799	8	987	10	987	10
Shares repurchased	—	—	(188)	(2)	—	—

Balance, end of year	799	8	799	8	987	10

Additional Paid-In Capital:
Balance, beginning of year		17,214		27,333		28,153
Acquisitions		—		31		—
Issuance of shares		77		328		572
Repurchase of shares		—		(10,527)		(1,293)
Other		63		49		(99)

Balance, end of year		17,354		17,214		27,333

Retained Earnings:
Balance, beginning of year		9,617		4,613		1,609
Net (loss) income		(3,378)		5,387		3,426
Dividends declared		(314)		(338)		(362)
Change in value of minority put arrangements and other		(86)		(45)		(60)

Balance, end of year		5,839		9,617		4,613

Accumulated Other Comprehensive Income (Loss):
Balance, beginning of year		1,766		945		80
Adoption of Statement of Financial Accounting Standards Statement No. 158, net of tax		—		—		(199)
Other comprehensive (loss) income, net of income tax benefit (expense) of $70 million, $61 million and $(1) million		(1,761)		821		1,064

Balance, end of year		5		1,766		945

Retained Earnings and accumulated other comprehensive income, end of year		5,844		11,383		5,558

Total Stockholders’ Equity		$23,224		$28,623		$32,922

Comprehensive Income:
Net (loss) income		(3,378)		5,387		3,426

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities		2		(69)		121
Benefit plan adjustments		(92)		(86)		73
Foreign currency translation adjustments		(1,671)		976		870

Total other comprehensive (loss) income, net of tax		(1,761)		821		1,064

Total comprehensive (loss) income		$(5,139)		$6,208		$4,490

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

News Corporation and its subsidiaries (together, “News Corporation” or the “Company”) is a Delaware corporation. News Corporation is a diversified global media company, which manages and reports its businesses in eight segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production of original television programming worldwide; Television, which principally consists of the operation of 27 full power broadcast television stations, including nine duopolies, in the United States (of these stations, 17 are affiliated with the Fox Broadcasting Company (“FOX”) and ten are affiliated with MyNetworkTV), the broadcasting of network programming in the United States and the development, production and broadcasting of television programming in Asia; Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite (“DBS”) operators primarily in the United States; Direct Broadcast Satellite Television, which consists of the distribution of basic and premium programming services via satellite and broadband directly to subscribers in Italy; Magazines and Inserts, which principally consists of the publication of free-standing inserts, which are promotional booklets containing consumer offers distributed through insertion in local Sunday newspapers in the United States, and the provision of in-store marketing products and services, primarily to consumer packaged goods manufacturers in the United States and Canada; Newspapers and Information Services, which principally consists of the publication of four national newspapers in the United Kingdom, the publication of approximately 146 newspapers in Australia, the publication of a metropolitan newspaper and a national newspaper (with international editions) in the United States and the provision of information services; Book Publishing, which principally consists of the publication of English language books throughout the world; and Other, which includes Fox Interactive Media (“FIM”), which operates the Company’s Internet activities, and News Outdoor Group (“News Outdoor”), an advertising business which offers display advertising primarily in outdoor locations throughout Russia and Eastern Europe.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of all majority-owned and controlled subsidiaries. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51” (“FIN 46R”), and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is consolidated in accordance with FIN 46R. All significant intercompany accounts and transactions have been eliminated in consolidation, including the intercompany portion of transactions with equity method investees.

The effects of any changes in the Company’s ownership interest resulting from the issuance of equity capital by consolidated subsidiaries or equity investees to unaffiliated parties and certain other equity transactions recorded by consolidated subsidiaries or equity investees are accounted for as capital transactions pursuant to the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 51, “Accounting for the Sales of Stock of a Subsidiary.” Deferred taxes generally have not been recorded on such capital transactions, as such temporary differences would, in most instances, be recovered in a tax-free manner.

Certain fiscal 2008 and fiscal 2007 amounts have been reclassified to conform to the fiscal 2009 presentation.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30. Fiscal 2009, fiscal 2008 and fiscal 2007 were comprised of 52 weeks and ended on June 28, 2009, June 29, 2008 and July 1, 2007, respectively. For convenience purposes, the Company continues to date its financial statements as of June 30.

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

Concentration of credit risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

Receivables, net

Receivables, net are presented net of an allowance for returns and doubtful accounts, which is an estimate of amounts that may not be collectible. In determining the allowance for returns, management analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s products. Based on this information, management reserves a percentage of each dollar of product sales that provide the customer with the right of return. The allowance for doubtful accounts is estimated based on historical experience, receivable aging, current economic trends and specific identification of certain receivables that are at risk of not being paid. In light of the recent economic downturn in the domestic and global economies, the Company’s estimates and judgments with respect to the collectability of its receivables have become subject to greater uncertainty than in more stable periods.

Receivables, net consist of:

	At June 30,
	2009	2008
	(in millions)
Total Receivables	$7,727	$8,538
Allowances for returns and doubtful accounts	(1,158)	(1,089)

Total receivables, net	6,569	7,449
Less: current receivables, net	6,287	6,985

Non-current receivables, net	$282	$464

Inventories

Filmed Entertainment Costs:

In accordance with Statement of Position (“SOP”) No. 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”), Filmed entertainment costs include capitalized production costs, overhead and capitalized

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

interest costs, net of any amounts received from outside investors. These costs, as well as participations and talent residuals, are recognized as operating expenses on an individual film or network series basis in the ratio that fiscal 2009’s gross revenues bear to management’s estimate of total remaining ultimate gross revenues. Television production costs incurred in excess of the amount of revenue contracted for each episode in the initial market are expensed as incurred on an episode-by-episode basis. Estimates for initial syndication and basic cable revenues are not included in the estimated lifetime revenues of network series until such sales are probable. Television production costs incurred subsequent to the establishment of secondary markets are capitalized and amortized. Marketing costs and development costs under term deals are charged as operating expenses as incurred. Development costs for projects not produced are written-off at the earlier of the time the decision is made not to develop the story or after three years.

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

Programming Costs:

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 63, “Financial Reporting by Broadcasters,” costs incurred in acquiring program rights or producing programs for the Television, DBS and Cable Network Programming segments are capitalized and amortized over the license period or projected useful life of the programming. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing. Television broadcast network and original cable programming are amortized on an accelerated basis. The Company has single and multi-year contracts for broadcast rights of programs and sporting events. At the inception of these contracts and at least annually, the Company evaluates the recoverability of the costs associated therewith, using aggregate estimated advertising revenues directly associated with the program material and related expenses. Where an evaluation indicates that a multi-year contract will result in an ultimate loss, additional amortization is provided. The costs of national sports contracts at FOX are charged to expense based on the ratio of each period’s operating profits to estimated total remaining operating profit of the contract. Estimates of total operating profit can change and accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material.

The costs of local and regional sports contracts for a specified number of events, are amortized on an event-by-event basis while costs for local and regional sports contracts for a specified season, are amortized over the season on a straight-line basis.

Inventories for other divisions are valued at the lower of cost or net realizable value. Cost is primarily determined by the first in, first out average cost method or by specific identification.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Under the equity method of accounting the Company includes its investment and amounts due to and from its equity method investments in its consolidated balance sheets. The Company’s consolidated statements of operations include the Company’s share of the investees’ earnings (losses) and the Company’s consolidated statements of cash flows include all cash received from or paid to the investee.

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

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over an estimated useful life of two to 50 years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with the repair and maintenance of property are expensed as incurred. Changes in circumstances, such as technological advances or changes to the Company’s business model or capital strategy could result in the actual useful lives differing from the Company’s estimates. In those cases where the Company determines that the useful life of buildings and equipment should be shortened, the Company would depreciate the asset over its revised remaining useful life, thereby increasing depreciation expense.

Goodwill and intangible assets

The Company has a significant amount of intangible assets, including goodwill, film and television libraries, Federal Communications Commission (“FCC”) licenses, newspaper mastheads, distribution networks, publishing rights and other copyright products and trademarks. Goodwill is recorded as the difference between the cost of acquiring entities and amounts assigned to their tangible and identifiable intangible net assets. In accordance with SFAS No. 142, the Company’s goodwill and indefinite-lived intangible assets, which primarily consist of FCC licenses, are tested annually for impairment or earlier if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Intangible assets with finite lives, are generally amortized over their estimated useful lives. The carrying values of goodwill and indefinite-lived intangible assets are tested at least annually for impairment, or when circumstances indicate that a possible impairment may exist. This impairment assessment of indefinite-lived intangibles compares the fair value of these intangible assets to their carrying value.

The Company’s goodwill impairment reviews are determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not impaired and the second step of the impairment review is not necessary. If the carrying amount of a reporting unit exceeds its fair

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

value, the second step of the goodwill impairment review is required to be performed to estimate the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Asset impairments

Investments

Equity method investments are regularly reviewed for impairment by initially comparing their fair value to their respective carrying amounts each quarter. The Company determines the fair value of its public company investments by reference to their publicly traded stock price. With respect to private company investments, the Company makes its estimate of fair value by considering other available information, including recent investee equity transactions, discounted cash flow analyses, estimates based on comparable public company operating multiples and, in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred, including the length of the time and extent to which the market value has been below cost, the financial condition and near-term prospects of the issuer, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value and other factors influencing the fair market value, such as general market conditions.

The Company regularly reviews available-for-sale investment securities for other-than-temporary impairment based on criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold until recovery and the financial strength and specific prospects of the issuer of the security.

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

Long-lived assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) requires that the Company periodically review the carrying amounts of its long-lived assets, including property, plant and equipment and finite-lived intangible assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is recognized if the carrying value of such assets exceeds their fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less their costs to sell.

Financial instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, cost investments and long-term borrowings, approximate fair value. The fair value of financial instruments is

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. Derivative instruments embedded in other contracts, such as exchangeable securities, are separated into their host and derivative financial instrument components. The derivative component is recorded at its estimated fair value in the consolidated balance sheets with changes in estimated fair value recorded in Other, net in the consolidated statements of operations.

The TOPrS warrants and the BUCS are exercisable/convertible into ordinary shares of British Sky Broadcasting plc (“BSkyB”). The Company used the following assumptions to determine the fair value of the TOPrS warrants as of June 30, 2009 and 2008: Stock price: $7.42 and $9.27; Exercise price: $10.80; Historical volatility: 18.9% and 23.8%; Risk free rates: 2.83% and 5.18%; Expected term: 7.38 years and 8.38 years; and Dividend yield: 2.4% and 2.2%, respectively.

In determining the fair value of the BUCS conversion feature, the Company calculates the difference between (i) the average of the bid and asked prices for the BUCS as of each valuation date and (ii) the estimated value of a “straight” bond (i.e., no exchange feature) using the period from the valuation date to the date of the first put. Key assumptions as of June 30, 2009 and 2008 used to estimate the value of the straight bond were as follows: News Corporation credit spreads: 73bps and 40bps; and Risk-free rates: 1.33% and 3.45%, respectively.

Guarantees

The Company follows Financial Accounting Standards Board (the “FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees.

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

License agreements for the broadcast of theatrical and television product in the broadcast network, syndicated television and cable television markets are routinely entered into in advance of their available date for broadcast. Cash received and amounts billed in connection with such contractual rights for which revenue is not yet recognizable is classified as deferred revenue. Because deferred revenue generally relates to contracts for the licensing of theatrical and television products which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for broadcast under the terms of the related licensing agreement.

Television, Cable Network Programming and DBS:

Advertising revenue is recognized as the commercials are aired. Subscriber fees received from cable systems and DBS operators for cable network programming are recognized as revenue in the period services are

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

Newspapers and Information Services, Magazines and Inserts and Book Publishing

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

Advertising expenses

The Company expenses advertising costs as incurred, including advertising expenses for theatrical and television product in accordance with SOP 00-2. Advertising expenses recognized totaled $2.5 billion for the fiscal years ended June 30, 2009 and 2008 and $2.4 billion for the fiscal year ended June 30, 2007.

Translation of foreign currencies

Income and expense accounts of foreign subsidiaries and affiliates are translated into U.S. dollars using the current rate method, whereby trading results are converted at the average rate of exchange for the period and assets and liabilities are converted at the closing rates on the period end date. The resulting translation adjustments are accumulated as a component of accumulated other comprehensive income. Gains and losses from foreign currency transactions are included in income for the period.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Capitalization of interest

Interest cost on funds invested in major projects, primarily theatrical productions, with substantial development and construction phases are capitalized until production or operations commence. Once production or operations commence, the interest costs are expensed as incurred. Capitalized interest is amortized over future periods on a basis consistent with that of the project to which it relates. Total interest capitalized was $55 million, $44 million and $24 million, for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. Amortization of capitalized interest for the fiscal years ended June 30, 2009, 2008 and 2007 was $50 million, $33 million and $34 million, respectively.

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

On July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), which did not have a material impact to the Company’s liability for unrecognized tax benefits.

The effects of the initial adoption of FIN 48 on the Company’s consolidated balance sheets as of June 30, 2007 included an increase in Other liabilities of approximately $1.2 billion offset by a similar reduction in deferred income taxes as of July 1, 2007.

Earnings per share

Prior to fiscal 2008, Net income available to the Company’s common stockholders was allocated between the Company’s two classes of common stock, Class A common stock, par value $0.01 per share (“Class A Common Stock”) and Class B common stock, par value $0.01 per share (“Class B Common Stock”). The allocation between classes was based upon the two-class method. Under the two-class method, earnings per share for each class of common stock was allocated according to dividends declared and participation rights in undistributed earnings. Subsequent to the final fiscal 2007 dividend, shares of Class A Common Stock no longer carry the right to a greater dividend than shares of Class B Common Stock and; therefore, Net income is allocated equally to Class A and Class B stockholders. Accordingly, since the apportionment of earnings has been eliminated as required by the Company’s Restated Certificate of Incorporation, the Company has presented the earnings of Class A Common Stock and Class B Common Stock as a single class since fiscal 2008. (See Note 20—Earnings Per Share)

Basic earnings per share for the Class A and Class B Common Stock is calculated by dividing net income or loss by the weighted average number of shares of Class A and Class B Common Stock outstanding. Diluted earnings per share for Class A and Class B Common Stock is calculated similarly, except that the calculation includes the dilutive effect of the assumed issuance of shares issuable under the Company’s equity-based compensation plans and the dilutive effect of convertible securities.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Comprehensive income

The Company follows SFAS No. 130, “Reporting Comprehensive Income,” for the reporting and display of comprehensive income.

	For the years ended June 30,
	2009	2008	2007
	(in millions)
Accumulated other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities:
Balance, beginning of year	$71	$140	$19
Fiscal year activity	2	(69)	121

Balance, end of year	73	71	140

Pension plan adjustments:
Balance, beginning of year	(291)	(205)	(79)
Adoption of SFAS No. 158	—	—	(199)
Fiscal year activity	(92)	(86)	73

Balance, end of year	(383)	(291)	(205)

Foreign currency translation adjustments:
Balance, beginning of year	1,986	1,010	140
Fiscal year activity	(1,671)	976	870

Balance, end of year	315	1,986	1,010

Total accumulated other comprehensive income, net of tax	$5	$1,766	$945

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

Pension and other postretirement benefits

In June 2007, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the fiscal year in which the changes occur through comprehensive income. (See Note 17—Pensions and Other Postretirement Benefits)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table summarizes the incremental effects of the initial adoption of SFAS No. 158 on the Company’s consolidated balance sheets as of June 30, 2007:

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

Derivatives

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet at fair value as either an asset or a liability (See Note 7—Fair Value). SFAS No. 133 also requires that changes in the fair value of recorded derivatives be recognized currently in earnings unless specific hedge accounting criteria are met.

The Company uses financial instruments designated as cash flow hedges to hedge its limited exposures to foreign currency exchange risks associated with the costs for producing or acquiring films and television programming abroad. All cash flow hedges are recorded at fair value on the consolidated balance sheets. As of June 30, 2009 and 2008, the notional amount of foreign exchange forward contracts with foreign currency risk was $394.8 million and $34.2 million, respectively, and the net unrealized gain was approximately $3.4 million and $0.2 million, respectively. The potential loss in fair value for such financial instruments for a 10% adverse change in quoted foreign currency exchange rates would be approximately $32.6 million and $1.5 million, respectively. The effective changes in fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income with foreign currency translation adjustments. Amounts are reclassified from accumulated other comprehensive income when the underlying hedged item is recognized in earnings. If derivatives are not designated as hedges, changes in fair value are recorded in earnings as Other, net in the consolidated statements of operations. (See Note 11—Exchangeable Securities.)

Recent accounting pronouncements

On July 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for its financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements (See Note 7—Fair Value). SFAS No. 157 currently applies to the fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and liabilities. On July 1, 2009, the Company adopted the remaining provisions of SFAS No. 157, which applies to all fair value measurements including non-recurring measurements of non-financial assets and liabilities, such as measurement of potential impairments of goodwill, other intangible assets, other long-lived assets and non-financial assets held by a pension plan. It also applies to fair value measurements of non-financial assets acquired and liabilities assumed in business combinations. The Company’s adoption of the additional provisions of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

On July 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value recognized in earnings for each reporting period. The Company’s adoption of SFAS No. 159 on July 1, 2008 did not have any effect on the Company’s consolidated financial statements as the Company did not elect the fair value measurement option for any eligible items.

On January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”), which requires enhanced disclosures related to an entity’s derivative and hedging activities (See Note 7—Fair Value). The Company’s adoption of SFAS No. 161 did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS No. 141R on July 1, 2009. This standard changes the Company’s accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS No. 160 on July 1, 2009. SFAS No. 160 requires the presentation and disclosure requirements for existing minority interests to be applied retrospectively. All other requirements of SFAS 160 are to be applied prospectively.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). FSP SFAS No. 142-3 is intended to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141. FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. The Company adopted FSP SFAS No. 142-3 on July 1, 2009. This position changes the Company’s determination of useful lives for intangible assets on a prospective basis.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to regularly assess whether the Company is the primary beneficiary of a VIE. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS No. 167 beginning in the first quarter of fiscal 2011. The Company is currently evaluating what effects, if any, the adoption of SFAS No. 167 will have on the Company’s future results of operations and financial condition.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 3. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Fiscal 2009 Transactions

Acquisitions

In October 2008, the Company purchased VeriSign Inc.’s (“VeriSign”) minority share of the Jamba joint venture for approximately $193 million in cash, increasing the Company’s interest to 100%. During fiscal 2009, the Company recorded an impairment charge relating to Jamba’s goodwill and finite-lived intangible assets. (See Note 9—Goodwill and Other Intangible Assets)

In January 2009, the Company and Asianet TV Holdings Private Limited (“Asianet”) formed a venture (“Star Jupiter”) to provide general entertainment channels in southern India. The Company paid approximately $235 million in cash and assumed net debt of approximately $20 million for a controlling interest in four of Asianet’s channels which were combined with one of the Company’s existing channels. The Company has a majority interest in this new venture and, accordingly, began consolidating the results in January 2009.

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

Disposals

In July 2008, the Company completed the sale of eight of its owned-and-operated FOX network affiliated television stations (the “Stations”) for approximately $1 billion in cash. The Stations included: WJW in Cleveland, OH; KDVR in Denver, CO; KTVI in St. Louis, MO; WDAF in Kansas City, MO; WITI in Milwaukee, WI; KSTU in Salt Lake City, UT; WBRC in Birmingham, AL; and WGHP in Greensboro, NC. In connection with the transaction, the Stations entered into new affiliation agreements with the Company to receive network programming and assumed existing contracts with the Company for syndicated programming. In addition, the Company recorded a gain of approximately $232 million in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2009.

In November 2008, the Company sold its ownership stake in a Polish television broadcaster to the remaining shareholders. The Company recognized a net loss of approximately $100 million on the disposal which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2009.

Other transactions

In February 2009, the Company, two newly incorporated subsidiaries of funds advised by Permira Advisers LLP (the “Permira Newcos”) and the Company’s then majority-owned, publicly-held subsidiary, NDS Group plc (“NDS”), completed a transaction pursuant to which all issued and outstanding NDS Series A ordinary shares, including those represented by American Depositary Shares traded on The NASDAQ Stock Market, were acquired for per-share consideration of $63 in cash (the “NDS Transaction”). As part of the transaction, approximately 67% of the NDS Series B ordinary shares held by the Company were exchanged for $63 per share in a mix of approximately $1.5 billion in cash, which included $780 million of cash retained upon the deconsolidation of NDS, and a $242 million vendor note. As a result of the transaction, NDS ceased to be a

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

public company and the Permira Newcos and the Company now own approximately 51% and 49% of NDS, respectively. The Company’s remaining interest in NDS is accounted for under the equity method of accounting. A gain of $1.2 billion was recognized on the sale of the Company’s interest and is included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2009.

Fiscal 2008 Transactions

Acquisitions

In July 2007, the Company acquired Photobucket, a web-based provider of photo- and video-sharing services, for a total purchase price of approximately $287 million, of which $237 million was in cash and $50 million was in deferred consideration. The initial $25 million of deferred compensation was paid during the first quarter of fiscal 2009 and the remaining $25 million was paid during the first quarter of fiscal 2010.

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

In addition, in December 2007, the Company issued approximately 8 million Class B common units of Ruby Newco, approximately 7 million stock options and approximately 500,000 restricted stock units (“RSUs”) over Class A Common Stock. The total fair value of these instruments was approximately $200 million. As of June 30, 2009, approximately 7.7 million Class B common units of Ruby Newco had been converted into shares of Class A Common Stock.

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

The Company allocated approximately $700 million to amortizable intangible assets, primarily consisting of subscriber relationship intangible assets. The pattern of economic benefits to be derived from certain amortizable intangible assets is estimated to be greater in the initial period of ownership. Accordingly, amortization expense is recognized on an accelerated basis over the remaining weighted-average useful life of 25 years. The Company also allocated approximately $1,700 million to trade names, which will not be amortized as they have an indefinite remaining useful life based primarily on their market position and the Company’s plans for continued indefinite use. Further, approximately $4,300 million was allocated to goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill is not being amortized in accordance with SFAS No. 142, and is not deductible for tax purposes. Upon the completion of the final valuation in December 2008, all of the goodwill was allocated to the Newspapers and Information Services segment. During fiscal 2009, the Company recorded an impairment charge relating to the Dow Jones goodwill and indefinite-lived intangible assets of $2.8 billion which is not reflected in the table above. (See Note 9—Goodwill and Intangible Assets)

The aforementioned acquisitions were all accounted for in accordance with SFAS No. 141.

Disposals

In June 2008, the Company sold a parcel of land it owned in the United Kingdom, for total consideration of $163 million. The consideration at closing was comprised of $91 million in cash and a $72 million note, secured by the land, payable in three equal annual installments, the first of which was received in June 2009. The Company recorded a pre-tax gain of $126 million on the transaction which is included in Other operating (income) charges in the consolidated statements of operations for the fiscal year ended June 30, 2008.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Share Exchange Agreement

In February 2008, the Company closed the transactions contemplated by the share exchange agreement (the “Share Exchange Agreement”) with Liberty Media Corporation (“Liberty”). Pursuant to the terms of the Share Exchange Agreement, Liberty exchanged its entire interest in the Company’s common stock (approximately 325 million shares of Class A Common Stock and 188 million shares of Class B Common Stock) for 100% of the stock of a wholly-owned subsidiary of the Company, whose holdings consisted of the Company’s approximate 41% interest (approximately 470 million shares) in The DIRECTV Group, Inc. (“DIRECTV”) constituting the Company’s entire interest in DIRECTV, three of the Company’s Regional Sports Networks (“RSNs”) (FSN Northwest, FSN Pittsburgh and FSN Rocky Mountain) (the “Three RSNs”) and approximately $625 million in cash (the “Exchange”). The Exchange resulted in the divestiture of the Company’s entire interest in DIRECTV and the Three RSNs to Liberty. A tax-free gain of $1.7 billion on the Exchange was recognized in Other, net in the consolidated statements of operations in fiscal 2008. Upon closing of the Exchange, the Company entered into a non-competition agreement with DIRECTV and non-competition agreements with each of the Three RSNs, in each case, restricting its right to compete for a period of four years with DIRECTV and the Three RSNs in the respective regions in which such entities were operating on the closing date of the Exchange.

Fiscal 2007 Transactions

Acquisitions

In November 2006, the Company, together with a local Turkish partner, acquired TGRT (now called “FOX TV”), a national general interest free-to-air broadcast television station in Turkey. The Company acquired its interest for approximately $103 million in cash, plus acquisition related costs.

In December 2006, NDS, formerly an indirect majority owned subsidiary of the Company (see Fiscal 2009 Transactions for further discussion), acquired Jungo Limited, a developer and supplier of software for use in residential gateway devices, for approximately $91 million.

In January 2007, the Company and VeriSign formed a joint venture to provide entertainment content for mobile devices. The Company paid approximately $190 million for a controlling interest in VeriSign’s wholly owned subsidiary, Jamba, which was combined with certain of the Company’s Fox Mobile Entertainment assets. The results of the joint venture have been included in the Company’s consolidated results of operations since January 2007. In October 2008, the Company purchased VeriSign’s minority share of the Jamba joint venture (see Fiscal 2009 Transactions for further discussion).

In March 2007, the Company acquired Strategic Data Corporation (“SDC”), a developer of technology that allows websites to target advertisements to specific audiences. The Company acquired SDC for a total purchase price of approximately $140 million, of which $40 million was in cash and approximately $100 million in other consideration.

In April 2007, the Company completed its acquisition of Federal Publishing Company’s magazines, newspapers and online properties in Australia from F Hannan Pty Limited for approximately $393 million.

The aforementioned acquisitions were all accounted for in accordance with SFAS No. 141.

Other Transactions

In fiscal 2007, the Company restructured the ownership interest in one of its majority-owned RSNs. The minority shareholder has a put right related to its ownership interest that is currently exercisable and is outside of

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

the control of the Company. The Company accounts for this put arrangement in accordance with EITF D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”) and, as of June 30, 2009 and 2008, has included the value of the put right in minority interest in subsidiaries in the consolidated balance sheets.

The Company previously entered into an agreement with a direct response marketing company that provided the Company with participation rights if the direct response marketing company is ever sold or consummates certain other strategic transactions. In December 2006, the Company entered into an agreement to terminate the participation rights for $100 million. This transaction closed in March 2007 and the Company recorded a gain of approximately $97 million on this transaction which is included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2007.

NOTE 4. RESTRUCTURING PROGRAMS

Fiscal 2009 Programs

In fiscal 2009, certain of the markets in which the Company’s businesses operate have experienced a weakening in the current economic climate which has adversely affected advertising revenue and other consumer driven spending. As a result, a number of the Company’s businesses implemented a series of operational actions to address the Company’s cost structure, including FIM, which is restructuring the Company’s digital media properties to align resources more closely with business priorities. This restructuring program has included significant job reductions, both domestically and internationally, to enable the businesses to operate on a more cost effective basis. In conjunction with this project the Company also eliminated excess facility requirements. In fiscal 2009, several other businesses of the Company have implemented similar plans including the U.K. and Australian newspapers, HarperCollins, MyNetworkTV and the Fox Television Stations. During the fiscal year ended June 30, 2009, the Company recorded restructuring charges in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, of approximately $312 million which are included in Other operating charges in the consolidated statements of operations. These charges consist of severance costs, facility related costs and other associated costs. The restructuring charges relate to $23 million recorded at the Television segment, $33 million recorded at the Book Publishing segment, $74 million recorded at the Newspapers and Information Services segment and $182 million recorded at the Other segment during the fiscal year ended June 30, 2009. The Other segment included charges of approximately $178 million related to FIM, $148 million of which was recorded for facility related costs.

Changes in the program liabilities were as follows:

	For the fiscal year ended June 30, 2009
	One time termination benefits	Facility related costs	Other costs	Total
	(in millions)
Beginning of period	$—	$—	$—	$—
Additions	126	164	22	312
Payments	(62)	—	(14)	(76)
Foreign exchange movements	1	—	—	1

End of period	$65	$164	$8	$237

The Company expects to record an additional $79 million of restructuring expense related to additional employee termination benefits and accretion on facility terminations through 2021. At June 30, 2009, restructuring liabilities of approximately $93 million and $144 million were included in the consolidated balance

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

sheets in other current liabilities and other liabilities, respectively. Facility related costs of $144 million included in other liabilities and additional accretion are expected to be paid through fiscal 2021.

Dow Jones

As a result of the Dow Jones acquisition, the Company established and approved plans to integrate the acquired operations into the Company’s Newspapers and Information Services segment. The cost to implement these plans consists of separation payments for certain Dow Jones executives under the change in control plan Dow Jones had previously established, non-cancelable lease commitments and lease termination charges for leased facilities that have or will be exited and other contract termination costs associated with the restructuring activities. During the fiscal year ended June 30, 2009, the Company recorded additional amounts relating to separation payments and non-cancelable lease commitments as purchase accounting adjustments.

Changes in the plan liabilities were as follows (in millions):

	For the years ended June 30,
	2009	2008
Beginning of period	$180	$—
Additions	40	210
Payments	(94)	(30)

End of period	$126	$180

United Kingdom Redundancy Program

In fiscal 2005, the Company announced its intention to invest in new printing plants in the United Kingdom to take advantage of technological and market changes. As the new automated technology came on line, the Company benefited from lower production costs and improved newspaper quality, including expanded color.

In conjunction with this project, during fiscal 2006, the Company received formal approval for the construction of the main new plant which was the last contingency, thereby committing the Company to a redundancy program (the “Program”) for certain production employees at the Company’s U.K. newspaper operations. The Program was in response to the reduced workforce that is required as new printing presses and the new printing facilities came on line. As a result of this Program, the Company reduced its production workforce by approximately 65%, and over 700 employees in the United Kingdom voluntarily accepted severance agreements. The majority of such employees left the Company during fiscal 2008.

In accordance with SFAS No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” the Company recorded a redundancy provision of approximately $109 million during fiscal 2006 in Other operating charges. During the fiscal years ended June 30, 2008 and 2007, the Company recorded additional amounts relating to the Program of $19 million and $24 million, respectively, which were comprised of an increase to the original provision amount, accretion and earned retention expenses, in Other operating (income) charges in the consolidated statements of operations. Approximately $5 million of this reserve remained as of June 30, 2008, which was utilized during fiscal 2009.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 5. INVENTORIES

As of June 30, 2009, the Company’s inventories were comprised of the following:

	As of June 30,
	2009	2008
	(in millions)
Programming rights	$3,038	$2,645
Books, DVDs, paper and other merchandise	361	510
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	533	475
Completed, not released	137	102
In production	664	806
In development or preproduction	73	54

	1,407	1,437

Television productions:
Released (including acquired libraries)	589	469
Completed, not released	—	—
In production	256	256
In development or preproduction	4	2

	849	727

Total filmed entertainment costs, less accumulated amortization (a)	2,256	2,164

Total inventories, net	5,655	5,319
Less: current portion of inventory, net (b)	(2,477)	(2,255)

Total noncurrent inventories, net	$3,178	$3,064

(a)

Does not include $491 million and $522 million of net intangible film library costs as of June 30, 2009 and 2008, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheets. (See Note 9—Goodwill and Other Intangible Assets for further details)

(b)	Current inventory as of June 30, 2009 and 2008 is comprised of programming rights ($2,149 million and $1,781 million, respectively), books, DVDs, paper, and other merchandise.

As of June 30, 2009, the Company estimated that approximately 68% of unamortized filmed entertainment costs from the completed films are expected to be amortized during fiscal 2010 and approximately 94% of released filmed entertainment costs will be amortized within the next three fiscal years. During fiscal 2010, the Company expects to pay $941 million in accrued participation liabilities, which are included in participations, residuals and royalties payable on the consolidated balance sheets. At June 30, 2009, acquired film and television libraries had remaining unamortized film costs of $80 million, which are generally amortized using the individual film forecast method over a remaining period of approximately one to 12 years.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 6. INVESTMENTS

As of June 30, 2009, the Company’s investments were comprised of the following:

		Ownership Percentage		As of June 30,
				2009	2008
				(in millions)
Equity method investments:
British Sky Broadcasting Group plc (1)	U.K. DBS operator	39%		$877	$977
Sky Deutschland AG (1)	German pay-TV operator	38%	(3)	437	673
Sky Network Television Ltd. (1)	New Zealand media company	44%		305	352
NDS (2)	Digital technology company	49%		232	—
Other equity method investments		various		707	766
Fair value of available-for-sale investments		various		150	136
Other investments		various		249	380

				$2,957	$3,284

(1)

The market value of the Company’s investment in British Sky Broadcasting Group plc (“BSkyB”), Sky Deutschland AG (formerly Premiere AG) (“Sky Deutschland”) and Sky Network Television Ltd. was $5,094 million, $744 million and $466 million at June 30, 2009, respectively.

(2)

In February 2009, the Company sold a portion of its ownership stake in NDS. As a result of the sale, the Company’s investment in NDS was accounted for under the equity method of accounting subsequent to February 5, 2009. (See Note 3—Acquisitions, Disposals and Other Transactions for further discussion)

(3)

During the fiscal year 2009, the Company entered into a series of purchase transactions resulting in the Company increasing its interest in Sky Deutschland from 25% at June 30, 2008 to 38% at June 30, 2009. (See Fiscal Year 2009 Acquisitions, Disposals and Other Transactions below for further discussion)

The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	As of June 30,
	2009	2008
	(in millions)
Cost basis of available-for-sale investments	$38	$28
Accumulated gross unrealized gain	113	108
Accumulated gross unrealized loss	(1)	—

Fair value of available-for-sale investments	$150	$136

Deferred tax liability	$39	$37

During the fiscal years ended June 30, 2008 and 2007, the Company reclassified gains of $12 million and $2 million, respectively, from accumulated other comprehensive income to the consolidated statements of operations, based on the specific identification method. No gains were reclassified from accumulated other comprehensive income to the consolidated statements of operations during the fiscal year ended June 30, 2009.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Equity (Losses) Earnings of Affiliates

The Company’s share of the (losses) earnings of its equity affiliates was as follows:

	For the years ended June 30,
	2009	2008	2007
	(in millions)
DBS equity affiliates	$(374)	$138	$844
Cable channel equity affiliates	59	98	98
Other equity affiliates	6	91	77

Total equity (losses) earnings of affiliates (a)	$(309)	$327	$1,019

(a)

The Company’s investment in several of its affiliates exceeded its equity in the underlying net assets by approximately $1.6 billion and $1.3 billion as of June 30, 2009 and 2008, respectively, which represented the excess cost over the Company’s proportionate share of its investments’ underlying net assets. This has been allocated between intangibles with finite lives, indefinite-lived intangibles and goodwill. The finite lived intangibles primarily represent a trade name and subscriber lists with a weighted average useful life of 16 years.

In accordance with SFAS No. 142, the Company amortized $10 million and $75 million in fiscal 2009 and 2008, respectively, related to amounts allocated to finite-lived intangible assets. Such amortization is reflected in equity (losses) earnings of affiliates.

Fiscal Year 2009 Acquisitions, Disposals and Other Transactions

Investments in Sky Deutschland

During fiscal 2008, the Company, through a series of transactions, acquired a 25% ownership interest in Sky Deutschland for cash consideration of approximately $666 million. As of April 2008, the Company had acquired an interest in Sky Deutschland of greater than 20% and exercised significant influence over Sky Deutschland and the Company began accounting for its investment in Sky Deutschland under the equity method of accounting accordingly.

During fiscal 2009, the Company entered into an agreement with Sky Deutschland and the bank syndicate of Sky Deutschland to provide Sky Deutschland with a new financing structure and additional capital through two equity capital increases. The first and second equity capital increases were structured as rights issues and were completed in January 2009 and April 2009, respectively. In the first equity capital increase, the Company purchased additional shares of Sky Deutschland for approximately $33 million. In the second equity capital increase, the Company purchased additional shares of Sky Deutschland for approximately $150 million, increasing the Company’s ownership percentage in Sky Deutschland to 30.5%. As a result of the rights issues and other transactions, the Company invested an aggregate of approximately $300 million in shares of Sky Deutschland during fiscal 2009 and, as of June 30, 2009, the Company had an approximate 38% ownership interest in Sky Deutschland.

Since June 30, 2009, the Company acquired additional shares of Sky Deutschland, increasing its ownership to 39.96% as of August 5, 2009.

Impairment of Investments in Sky Deutschland

On October 2, 2008, Sky Deutschland announced guidance on its earnings before interest, taxes and depreciation (“EBITDA”) indicating results substantially below prior guidance for calendar 2008. Sky

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Deutschland also announced that it had adopted a new classification of subscribers at September 30, 2008. The day after this announcement, Sky Deutschland experienced a significant decline in its market value. As a result of this decline, the Company’s carrying value in Sky Deutschland exceeded its market value based upon Sky Deutschland’s closing share price of €4.38 on October 3, 2008. The Company believes that this decline was not temporary based on the assessment described below and, accordingly, recorded an impairment charge of $422 million representing the difference between the Company’s carrying value and the market value which was included in Equity (losses) earnings of affiliates in the Company’s consolidated statements of operations for the fiscal year ended June 30, 2009.

In determining if the decline in Sky Deutschland’s market value was other-than-temporary, the Company considered a number of factors: (1) the financial condition, operating performance and near term prospects of Sky Deutschland; (2) the reason for the decline in Sky Deutschland’s fair value; (3) analysts’ ratings and estimates of 12 month share price targets for Sky Deutschland; and (4) the length of time and the extent to which Sky Deutschland’s market value had been less than the carrying value of the Company’s investment.

Due to the volatility of Sky Deutschland’s common stock, the Company will continue to monitor this investment for possible future impairment.

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

In February 2009, the Company, the Permira Newcos and NDS completed the NDS Transaction, resulting in the Permira Newcos and the Company owning approximately 51% and 49% of NDS, respectively. The Company’s remaining interest in NDS is accounted for under the equity method of accounting. (See Note 3—Acquisitions, Disposals and Other Transactions for further discussion)

Fiscal Year 2008 Acquisitions, Disposals and Other Transactions

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

Effective September 30, 2007, NGT, Inc. (“NGT”) gave the Company control over National Geographic Channel US LLC (“NGC US”) in which the Company has a 67% equity interest. Accordingly, the results of NGC US are included in the Company’s consolidated results of operations beginning October 1, 2007.

During fiscal 2008, the Company effectively acquired an additional 27% stake in NGC Network (UK) Limited (“NGC UK”) in exchange for a 23% interest in NGC Network International LLC (“NGC International”) and a 14% interest in NGC Network Latin America LLC (“NGC Latin America”). As a result of this transaction, the Company owns 52% of NGC International, NGC Latin America and NGC UK. In January 2007, the Company obtained

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

operating control over NGC International and NGC Latin America and has included their results in the Company’s consolidated results of operations since January 2007. The Company has included the operating results of NGC UK in the Company’s consolidated results beginning in the fiscal year ended June 30, 2008.

In April 2008, the Company sold its interest in Fox Sports Net Bay Area for approximately $245 million. The Company recorded a gain of approximately $208 million on the disposal which is included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2008.

In May 2008, the Company disposed of its entire interest (approximately 41%) in the common stock of Gemstar-TV Guide International, Inc. (“Gemstar”) in exchange for a cash payment of approximately $637 million and approximately 19 million shares of Macrovision Solutions Corporation (“Macrovision”) common stock. The Company sold its shares of Macrovision common stock in June 2008. The Company recorded a net gain of approximately $112 million on the disposals which is included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2008.

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

In August 2006, the Company completed the sale of its investment in SKY Brasil, a Brazilian DTH platform, to DIRECTV for approximately $300 million in cash which was received in fiscal 2005, resulting in a total pre-tax gain of $426 million on the sale. Of this total gain, the Company recognized a pre-tax gain of approximately $261 million in the fiscal year ended June 30, 2007. The Company deferred $165 million of its total gain, through a reduction in the DIRECTV basis, due to its indirect interest through the Company’s ownership of DIRECTV. As a result of the closing of the Exchange in February 2008, the Company exchanged 100% of the stock of a wholly-owned subsidiary that held the Company’s approximate 41% interest in DIRECTV and other assets for Liberty’s entire interest in the Company’s common stock (See Note 3—Acquisitions, Disposals and Other Transactions for further discussion of the Exchange), and the Company recognized the previously deferred gain in the fiscal year ended June 30, 2008. The total gain of $426 million was greater than the total consideration received due to the recognition of losses in excess of the carrying amount of the investment as the Company was committed to provide further financial support to SKY Brasil. As a result of the sale of its investment in SKY Brasil, the Company was released from its SKY Brasil transponder lease guarantee and was released from its SKY Brasil credit agreement guarantee in January 2007.

In October 2006, the Company acquired a 7.3% share in Fairfax, an Australian newspaper publisher, for approximately $299 million. The Company sold its investment in Fairfax in May 2007. A loss of approximately $9 million on this sale was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2007.

In December 2006, the Company acquired 25% stakes in each of NGC International and NGC UK joint ventures for a combined total of approximately $154 million. These two joint ventures produce and distribute the National Geographic Channel in various international markets. The transaction increased the Company’s interest in NGC International to 75% with NGT holding the remaining interest. In January 2007, NGT agreed to certain governance changes related to the operations of NGC International and NGC Latin America which gave the

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Company operating decision-making authority and control over these entities. Accordingly, the results of NGC International and NGC Latin America have been included in the Company’s consolidated results of operations since January 2007.

Impairments of cost method investments

The Company regularly reviews cost method investments for impairments based on criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold its investment until recovery and the investment’s financial strength and specific prospects. In the fiscal years ended June 30, 2009, 2008 and 2007, the Company wrote down certain cost method investments by approximately $113 million, $125 million and $2 million, respectively. The write-down in the fiscal year ended June 30, 2009 included a $58 million impairment related to an investment in a sports and entertainment company and a $38 million impairment related to a television content production company. The write-down in the fiscal year ended June 30, 2008 included a $114 million impairment related to an investment in an Asian premium movie channel. The above write-downs are reflected in Other, net in the consolidated statements of operations and were taken as a result of either the deteriorating financial position of the investee or due to a permanent impairment resulting from sustained losses and limited prospects for recovery.

NOTE 7. FAIR VALUE

In accordance with SFAS No. 157, fair value measurements are required to be disclosed using a three-tiered fair value hierarchy which distinguishes market participant assumptions into the following categories: (i) inputs that are quoted prices in active markets (“Level 1”); (ii) inputs other than quoted prices included within Level 1 that are observable, including quoted prices for similar assets or liabilities (“Level 2”); and (iii) inputs that require the entity to use its own assumptions about market participant assumptions (“Level 3”). Additionally, in accordance with SFAS No. 161, the Company has included additional disclosures about the Company’s derivatives and hedging activities (Level 2). (See Note 11—Exchangeable Securities)

The table below presents information about financial assets and liabilities carried at fair value on a recurring basis as of June 30, 2009:

		Fair Value Measurements at Reporting Date Using
Description	Total as of June 30, 2009	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities (1)	$150	$150	$—	$—
Liabilities
Derivatives (2)	(1)	—	(1)	—
Minority Interest Liability
Minority put arrangements (3)	(343)	—	—	(343)

Total	$(194)	$150	$(1)	$(343)

(1)	See Note 6—Investments
(2)

Represents derivatives associated with the Company’s exchangeable securities and foreign exchange forward contracts designated as hedges and other financial instruments. As of June 30, 2009, fair value of warrants related to TOPrS of approximately $4 million was included in non-current liabilities. Offsetting

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

this amount was the fair value of foreign exchange forward contracts of approximately $3 million which are recorded in the underlying hedged balances. Cash flows from the settlement of foreign exchange forward contracts (which generally occurs within 12 months from the inception of the contracts) offset cash flows from the underlying hedged item and are included in operating activities in the consolidated statements of cash flows. The Company uses financial instruments designated as cash flow hedges primarily to hedge its limited exposures to foreign currency exchange risks associated with the costs for producing or acquiring film and television programming abroad. The effective changes in fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income with foreign currency translation adjustments. Amounts are reclassified from accumulated other comprehensive income when the underlying hedged item is recognized in earnings. If derivatives are not designated as hedges, changes in fair value are recorded in earnings.

(3)

The Company accounts for the minority put arrangements in accordance with EITF D-98 because their exercise is outside the control of the Company and, accordingly, as of June 30, 2009, has included the fair value of the put rights in minority interest in subsidiaries in the consolidated balance sheets. The majority of the minority put arrangements recorded at fair value are a put arrangement held by the minority shareholder in one of the Company’s majority-owned RSNs, a put right held by the minority stockholders of Media Support Services Limited (“MSS”), a majority-owned subsidiary of the Company, and put rights held by the minority shareholders of the Company’s Star Jupiter venture.

The fair value of the minority shareholder’s put right in the Company’s RSN was determined by using a discounted earnings before interest, taxes, depreciation and amortization valuation model, assuming a 9.5% discount rate.

The fair value of the minority stockholders’ put rights in MSS was determined using a discounted cash flow analysis assuming a 5% terminal growth rate and a 15% discount rate.

The fair value of the minority stockholders’ put rights in Star Jupiter was determined using discounted cash flow analysis assuming a multiple of eight times terminal year EBITDA.

The changes in fair value of liabilities classified as Level 3 measurements during the fiscal year ended June 30, 2009 are as follows:

(in millions)	For the year ended June 30, 2009
Beginning of period	$(238)
Total gains (losses)	(38)
Purchases, distributions, other	(67)

End of period	$(343)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

	Useful Lives	As of June 30,
		2009	2008
		(in millions)
Land		$355	$395
Buildings and leaseholds	2 to 50 years	3,360	3,777
Machinery and equipment	2 to 30 years	7,335	8,326

		11,050	12,498
Less accumulated depreciation and amortization		(5,301)	(5,960)

		5,749	6,538
Construction in progress		496	483

Total property, plant and equipment, net (1)		$6,245	$7,021

(1)

As a result of the Company’s impairment review, the Company recorded a $185 million write-down of Newspapers and Information Services fixed assets in accordance with SFAS No. 144. (See Note 9—Goodwill and Other Intangible Assets for further discussion of the write-down.)

Depreciation and amortization related to property, plant and equipment was $942 million, $1,009 million and $769 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. This includes depreciation of set-top boxes in the DBS segment of $152 million, $142 million and $119 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

Total operating lease expense was approximately $563 million, $497 million and $432 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142, the Company’s goodwill and indefinite-lived intangible assets, which primarily consist of FCC licenses, are reviewed annually for impairment or earlier if events occur or circumstances change that would more likely than not reduce the fair value of the Company’s goodwill and indefinite-lived intangible assets below their carrying amount. During the second quarter of fiscal 2009, the Company performed an interim impairment review in advance of its annual impairment assessment because the Company believed events had occurred and circumstances had changed that would more likely than not reduce the fair value of the Company’s goodwill and indefinite-lived intangible assets below their carrying amounts. These events included: (a) the decline of the price of the Class A Common Stock and Class B Common Stock below the carrying value of the Company’s stockholders’ equity; (b) the reduced growth in advertising revenues; (c) the decline in the operating profit margins in some of the Company’s advertising-based businesses; and (d) the decline in the valuations of other television stations, newspapers and advertising-based companies as determined by the current trading values of those companies. In addition, the Company also performed an annual impairment assessment of its goodwill and indefinite-lived intangible assets.

The Company’s goodwill impairment reviews are determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit by primarily using a discounted cash flow analysis and market-based valuation approach methodologies. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, perpetual

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. The cash flows employed in the analyses are based on the Company’s estimated outlook and various growth rates have been assumed for years beyond the long-term business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators, such as comparable public company trading values. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment review is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment review is required to be performed to estimate the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. The implied fair value of the reporting unit’s goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The Company performed impairment reviews consisting of a comparison of the estimated fair value of the Company’s FCC licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method, assuming a hypothetical start-up scenario for a broadcast station in each of the markets the Company operates in. The significant assumptions used were the discount rate and terminal growth rates and operating margins, as well as industry data on future advertising revenues in the markets where the Company owns television stations. These assumptions are based on actual historical performance in each market and estimates of future performance in each market. These assumptions take into account the weakening of advertising markets that have affected both the national and local markets in which the Company’s stations operate.

The assumptions noted above take into account the weakening of the economies in the markets where the Company’s businesses operate. The assumptions have been adjusted since the Company’s annual impairment review conducted in fiscal 2008 to reflect the weakened global economies and, in particular, the advertising markets. Accordingly, the market growth rates and operating profit margin assumptions were lowered to reflect the current general economic trends in the markets where the Company’s businesses operate. The potential increase in the goodwill impairment charge resulting from a 10% adverse change in the estimated value of the impaired reporting units would be approximately $1.0 billion. The potential increase in the FCC licenses impairment charge resulting from a 10% adverse change in the assumptions above would be approximately $480 million.

As a result of the impairment reviews performed, the Company recorded non-cash impairment charges of approximately $8.9 billion ($7.2 billion, net of tax) during the fiscal year ended June 30, 2009. The charges consisted of a write-down of the Company’s indefinite-lived intangible assets (primarily FCC licenses in the Television segment) of $4.6 billion, a write-down of $4.1 billion of goodwill and a write-down of the Newspapers and Information Services segment’s fixed assets of $185 million in accordance with SFAS No. 144. As a result of the continued adverse economic conditions in the markets in which the Company conducts business, the Company will continue to monitor its goodwill, indefinite-lived intangible assets and long-lived assets for possible future impairment.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The carrying values of the Company’s intangible assets and related accumulated amortization were as follows:

	As of June 30, 2008	Impairments	Foreign Exchange	Amortization	Adjustments (1)	As of June 30, 2009
	(in millions)
Intangible assets not subject to amortization
FCC licenses	$7,015	$(4,182)	$—	$—	$(429)	$2,404
Distribution networks	752	—	(4)	—	—	748
Publishing rights & imprints	506	—	—	—	2	508
Newspaper mastheads	2,679	(401)	(168)	—	66	2,176
Other	1,369	—	(36)	—	5	1,338

Total intangible assets not subject to amortization	12,321	(4,583)	(208)	—	(356)	7,174
Film library, net (2)	522	—	—	(31)	—	491
Other intangible assets, net (3)	1,617	(57)	(28)	(165)	(107)	1,260

Total intangibles, net	$14,460	$(4,640)	$(236)	$(196)	$(463)	$8,925

(1)

Adjustments include the $429 million reduction in FCC licenses at the Television segment due to the sale of the Stations in July 2008, purchase price allocation adjustments for previously announced acquisitions and other dispositions.

(2)	Net of accumulated amortization of $132 million and $101 million as of June 30, 2009 and June 30, 2008, respectively. The average useful life of the film library was 20 years.
(3)	Net of accumulated amortization of $447 million and $376 million as of June 30, 2009 and June 30, 2008, respectively. The average useful life of other intangible assets ranges from three to 25 years.

The changes in the carrying value of goodwill, by segment, are as follows:

	Balance as of June 30, 2008	Impairments	Foreign Exchange	Adjustments (1)	Balance as of June 30, 2009
	(in millions)
Filmed Entertainment	$1,071	$—	$—	$—	$1,071
Television	3,326	(376)	—	51	3,001
Cable Network Programming	5,071	—	—	(15)	5,056
Direct Broadcast Satellite Television	689	—	(73)	—	616
Magazines & Inserts	257	—	—	29	286
Newspapers and Information Services	5,824	(2,424)	(249)	87	3,238
Book Publishing	2	—	—	1	3
Other	2,380	(1,271)	(40)	42	1,111

Total goodwill	$18,620	$(4,071)	$(362)	$195	$14,382

(1)

Adjustments include new acquisitions, primarily due to the formation of the Star Jupiter venture in January 2009, the finalization of purchase price allocations which increased goodwill by $412 million and a $217 million reduction at the Television segment due to the sale of the Stations in July 2008.

Amortization related to finite-lived intangible assets was $196 million, $198 million and $110 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five fiscal years is as follows: 2010—$195 million; 2011—$162 million; 2012—$147 million; 2013—$131 million; and 2014—$124 million. These amounts may vary as acquisitions and disposals occur in the future and as purchase price allocations are finalized.

NOTE 10. BORROWINGS

	Weighted average interest rate at June 30, 2009	Due date	Outstanding
			As of June 30,
Description			2009	2008
			(in millions)
Bank Loans (a)			$173	$220
Public Debt
Senior notes issued under January 1993 indenture (b)	8.60%	2013 – 2034	2,211	2,234
Senior notes issued under March 1993 indenture (c)(d)	6.77%	2010 – 2096	10,090	9,290
Liquid Yield Option™ Notes (e)		2021	78	75
Exchangeable securities (f)			1,737	1,692

Total public debt			14,116	13,291

Total borrowings			14,289	13,511
Less current portion			2,085	281

Long-term borrowings			$12,204	$13,230

At June 30, 2009, the fair value of interest bearing liabilities in aggregate amounts to $13.5 billion.

(a)

In August 2006, the Company entered into a loan agreement with Raiffeisen Zentralbank Österreich AG (“RZB”) and, as of June 30, 2009, $160 million was outstanding under this loan agreement. The loan bears interest at LIBOR for a six month period plus a margin of up to 2.85% per annum dependent upon certain financial metrics. Principal amounts under the RZB loan are to be repaid in equal amounts every six months starting on the second anniversary of the date of the agreement until the fifth anniversary of the date of the agreement. At June 30, 2009, $64 million of the RZB loan was due within the next twelve months and has been classified as current borrowings. The loans are secured by certain guarantees, bank accounts and share pledges of the Company’s Russian operating subsidiaries.

(b)

These notes are issued under the Amended and Restated Indenture dated as of January 28, 1993, as supplemented, by and among News America Incorporated, a subsidiary of the Company (“NAI”), the Company as Parent Guarantor and U.S. Bank National Association, as Trustee. These notes are direct unsecured obligations of NAI and rank pari passu with all other unsecured indebtedness of NAI. Redemption may occur, at the option of the holders, at 101% of the principal plus an accrued interest amount in certain circumstances where a change of control is deemed to have occurred. These notes are subject to certain covenants, which, among other things, restrict secured indebtedness to 10% of tangible assets and in certain circumstances limit new senior indebtedness.

(c)

These notes are issued under the Amended and Restated Indenture dated as of March 24, 1993, as supplemented, by and among NAI, the Company, as Parent Guarantor, and The Bank of New York, as Trustee. These notes are direct unsecured obligations of NAI and rank pari passu with all other unsecured indebtedness of NAI. Redemption may occur, at the option of the holders, at 101% of the principal plus an accrued interest amount in certain circumstances where a change of control is deemed to have occurred. These notes are subject to certain covenants, which, among other things, restrict secured indebtedness to 10% of tangible assets and in certain circumstances limit new senior indebtedness.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(d)

In November 2007, the Company issued $1,250 million of 6.65% Senior Notes due 2037 for general corporate purposes. The Company received proceeds of approximately $1,237 million on the issuance of this debt, net of expense.

In January 2008, the Company retired its $350 million 6.625% Senior Notes due 2008.

In October 2008, the Company retired its $200 million 7.375% Senior Notes due 2008.

In February 2009, the Company issued $700 million of 6.90% Senior Notes due 2019 and $300 million of 7.85% Senior Notes due 2039 for general corporate purposes. The Company received proceeds of approximately $993 million on the issuance of this debt, net of expense.

The Company’s $250 million of 6.75% Senior Debenture due January 2038 may be put at the option of the holder to the Company in January 2010 at par and was classified as current borrowings as of June 30, 2009.

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

(f)	See Note 11—Exchangeable Securities

Ratings of Public Debt

The table below summarizes the Company’s credit ratings as of June 30, 2009.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa 1	Stable
Standard & Poor’s	BBB+	Stable

Original Currencies of Borrowings

Borrowings are payable in the following currencies:

	As of June 30,
	2009	2008
	(in millions)
United States Dollars	$14,155	$13,341
Australian Dollars	121	144
Other currencies	13	26

Total borrowings	$14,289	$13,511

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The impact of foreign currency movements on borrowings during the fiscal year ended June 30, 2009 was approximately $29 million.

In May 2007, News America Incorporated (“NAI”), a subsidiary of the Company, entered into a credit agreement (the “Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein (the “Lenders”), Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent. The Credit Agreement provides a $2.25 billion unsecured revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit. NAI may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.08% regardless of facility usage. The Company pays interest for borrowings at LIBOR plus 0.27% and pays commission fees on letters of credit at 0.27%. The Company pays an additional fee of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. The maturity date is in May 2012, however, NAI may request that the Lenders’ commitments be renewed for up to two additional one year periods. At June 30, 2009, approximately $70 million in standby letters of credit for the benefit of third parties were outstanding.

NOTE 11. EXCHANGEABLE SECURITIES

TOPrS

In November 1996, the Company, through a trust (the “Exchange Trust”) wholly-owned by NAI, issued 10 million 5% TOPrS for aggregate gross proceeds of $1 billion. Such proceeds were invested in (i) preferred securities representing a beneficial interest of NAI’s 5% Subordinated Discount Debentures due November 12, 2016 (the “Subordinated Debentures”) and (ii) 10,000,000 warrants to purchase from NAI ordinary shares of BSkyB (the “Warrants”). During fiscal 2003, approximately 85% of the Company’s outstanding TOPrS and related warrants were redeemed. As of June 30, 2009, approximately 1.5 million TOPrS and 1 million warrants remained outstanding. These investments represent the sole assets of the Exchange Trust. Cumulative cash distributions are payable on the TOPrS at an annual rate of 5%. The TOPrS have a mandatory redemption date of November 12, 2016 or earlier to the extent of any redemption by NAI of any Subordinated Debentures or Warrants. The Company has the right to pay cash equal to the market value of the BSkyB ordinary shares for which the Warrants are exercisable in lieu of delivering freely tradable shares. The Company and certain of its direct and indirect subsidiaries have certain obligations relating to the TOPrS, the preferred securities representing a beneficial interest in the Subordinated Debentures, the Subordinated Debentures and Warrants which amount to a full and unconditional guarantee of the respective issuer’s obligations with respect thereto.

The total net proceeds from the issuance of the TOPrS were allocated between the fair value of the obligation and the fair value of the Warrants on their date of issuance. The fair value of the Warrants is determined at the end of each period using the Black-Scholes method. The original fair value of the obligation has been recorded in non-current borrowings and in accordance with SFAS No. 133, the Warrants are reported at fair value and in non-current other liabilities. The fair value of the obligation is accreted to its maturity value through the effective interest method. (See Note 23—Additional Financial Information) A significant variance in the price of the underlying stock could have a material impact on the operating results of the Company.

As of June 30, 2009, $129 million and $4 million of the TOPrS were included in borrowings and non-current liabilities, respectively, on the consolidated balance sheets. As of June 30, 2008, $131 million and $17 million of the TOPrS were included in borrowings and non-current liabilities, respectively, on the consolidated balance sheets.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

BUCS

During fiscal 2003, News Corporation Finance Trust II (the “Trust”) issued an aggregate of $1.655 billion 0.75% BUCS representing interests in debentures issued by NAI and guaranteed on a senior basis by the Company and certain of its subsidiaries. The net proceeds from the BUCS issuance were used to purchase approximately 85% of the Company’s outstanding TOPrS. The BUCS are exchangeable at the holders’ option into BSkyB ordinary shares based on an exchange ratio of 77.09 BSkyB ordinary shares per $1,000 original liquidation amount of BUCS. The Trust may pay the exchange market value of each BUCS by delivering ordinary shares of BSkyB or a combination of cash and ordinary shares of BSkyB.

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

The total net proceeds from the issuance of the BUCS were allocated between the fair value of the obligation and the fair value of the exchange feature. The fair values of the obligation and the exchange feature were determined by pricing the issuance with and without the exchange feature. The original fair value of the obligation has been recorded in non-current borrowings and in accordance with SFAS No. 133, the call option feature of the exchangeable debentures is reported at fair value and in non-current other liabilities. The fair value of the obligation is being accreted to its maturity value through the effective interest method. (See Note 23—Additional Financial Information) A significant variance in the price of the underlying stock could have a material impact on the operating results of the Company.

As of June 30, 2009, $1,608 million of the 0.75% BUCS was classified as current borrowings on the consolidated balance sheets. As of June 30, 2008, $1,561 million and $64 million of the BUCS were included in borrowings and non-current liabilities, respectively, on the consolidated balance sheets.

NOTE 12. FILM PRODUCTION FINANCING

The Company enters into arrangements with third parties to co-produce certain of its theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. The parties to these arrangements include studio and non-studio entities. In several of these agreements, other parties control certain distribution rights. The Filmed Entertainment segment records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, receive a participation based on the third-party investor’s contractual interest in the profits or losses incurred on the film. Consistent with the requirements of SOP 00-2, the estimate of the third-party investor’s interest in profits or losses incurred on the film is determined by reference to the ratio of actual revenue earned to date in relation to total estimated ultimate revenues.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 13. STOCKHOLDERS’ EQUITY

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

Any decision by the Board to issue preferred stock or common stock must, however, be taken in accordance with the Board’s fiduciary duty to act in the best interests of the Company’s stockholders. The Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2009, there were no shares of preferred stock issued or outstanding. The Board has the authority, without any further vote or action by the stockholders, to issue preferred stock in one or more series and to fix the number of shares, designations, relative rights (including voting rights), preferences, qualifications and limitations of such series to the full extent permitted by Delaware law.

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

As of June 30, 2009, there were approximately 50,000 holders of record of shares of Class A Common Stock and 1,400 holders of record of Class B Common Stock.

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

Stockholder Rights Plan

In fiscal 2005, the Board adopted a stockholder rights plan (the “Rights Plan”). Under the Rights Plan, each stockholder of record received a distribution of one right for each share of voting and non-voting common stock of the Company.

On August 8, 2006, in accordance with the terms of the settlement of a lawsuit regarding the Company’s stockholder rights plan, the Board approved the adoption of an Amended and Restated Rights Plan, as amended

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(the “Amended Rights Plan”), extending the term of the Rights Plan from November 7, 2007 to October 20, 2008. Pursuant to the terms of the settlement, on October 20, 2006, the Rights Plan was approved by a vote of the Company’s Class B stockholders at the Company’s 2006 annual meeting of stockholders. On April 15, 2008, the Company entered into an amendment to the Amended Rights Plan to amend the final expiration date of the rights issued pursuant to the Amended Rights Plan (the “Rights”) from October 20, 2008 to April 15, 2008. Accordingly, the Rights expired at the close of business on April 15, 2008 and the Amended Rights Plan was terminated and is of no further force and effect.

Stock Repurchase Program

In June 2005, the Company announced a stock repurchase program under which the Company is authorized to acquire from time to time up to an aggregate of $3 billion in Class A Common Stock and Class B Common Stock. In May 2006, the Company announced that the Board had authorized increasing the total amount of the stock repurchase program to $6 billion. During fiscal 2009, the Company did not repurchase any shares. The Company repurchased approximately 20 million shares during the fiscal year ended June 30, 2008. The remaining authorized amount under the Company’s stock repurchase program was approximately $1,761 million, excluding commissions at June 30, 2009.

The program may be suspended or discontinued at any time.

Dividends

	For the years ended June 30,
	2009	2008	2007
Cash dividend paid per share	$0.12
Class A		$0.12	$0.12
Class B		$0.11	$0.10

NOTE 14. EQUITY BASED COMPENSATION

News Corporation 2005 Long-Term Incentive Plan

The Company has adopted the News Corporation 2005 Long-Term Incentive Plan (the “2005 Plan”) under which equity based compensation, including stock options, restricted stock, RSUs and other types of awards, may be granted. Such equity grants under the 2005 Plan generally vest over a four-year period and expire ten years from the date of grant. The Company’s employees and directors are eligible to participate in the 2005 Plan. The Compensation Committee of the Board (the “Compensation Committee”) determines the recipients, type of award to be granted and amounts of awards to be granted under the 2005 Plan. Stock options awarded under the 2005 Plan will be granted at exercise prices which are equal to or exceed the market price at the date of grant. The 2005 Plan replaced the News Corporation 2004 Stock Option Plan under which no additional stock options will be granted. The maximum number of shares of Class A Common Stock that may be issued under the 2005 Plan is 165 million shares. At June 30, 2009, the remaining number of shares available for issuance under the 2005 Plan was approximately 134 million. The Company will issue new shares of Class A Common Stock for award upon exercises of stock options or vesting of stock-settled RSUs.

The fair value of equity-based compensation under the 2005 Plan will be calculated according to the type of award issued.

Stock options and stock appreciation rights (“SARs”) issued under the 2005 Plan will be fair valued using a Black-Scholes option valuation method that uses the following assumptions: expected volatility is based on the

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

historical volatility of the shares underlying the option; expected term of awards granted is derived from the historical activity of the Company’s awards and represents the period of time that the awards granted are expected to be outstanding; weighted average risk-free interest rate is an average of the interest rates of U.S. government bonds with similar lives on the dates of the stock option grants; and dividend yield is calculated as an average of a ten year history of the Company’s yearly dividend divided by the fiscal year’s closing stock price.

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

During the fiscal years ended June 30, 2009, 2008 and 2007, the Company issued 12.0 million, 7.5 million and 1.8 million RSUs, respectively, which primarily vest over four years. Outstanding RSUs as of June 30, 2009, 2008 and 2007 are payable in shares of the Class A Common Stock, upon vesting, except for approximately 3 million RSUs that will be settled in cash. RSUs granted to executive directors are settled in cash and certain awards granted to employees in certain foreign locations are settled in cash. During the fiscal years ended June 30, 2009, 2008 and 2007, approximately 1,781,000, 767,000 and 951,000 RSUs were settled in cash, respectively. At June 30, 2009 and 2008, the liability for cash-settled RSUs was approximately $52 million and $80 million, respectively.

The following table summarizes the activity related to the Company’s RSUs to be settled in stock:

	Fiscal 2009		Fiscal 2008		Fiscal 2007
	Restricted stock units	Weighted average grant- date fair value	Restricted stock units	Weighted average grant- date fair value	Restricted stock units	Weighted average grant- date fair value
(RSUs in thousands)
Unvested restricted stock units at beginning of the year	11,302	$18.01	10,053	$15.70	12,861	$15.37
Granted	9,971	13.04	6,161 (1)	21.16	1,317	19.28
Vested	(6,950)	16.03	(4,421)	17.23	(3,632)	15.82
Cancelled	(382)	16.54	(491)	17.28	(493)	15.74

Unvested restricted stock units at the end of the year	13,941	$15.46	11,302	$18.01	10,053	$15.70

(1)	Includes 357,000 stock-settled RSUs issued as a result of the acquisition of Dow Jones. (See Note 3 – Acquisitions, Disposals and Other Transactions.)

Certain executives, who are not named executive officers of the Company, responsible for various business units within the Company had the opportunity to earn a grant of RSUs under the 2005 Plan in fiscal 2007, 2008 and 2009. These awards (the “Performance Awards”) were conditioned upon the attainment of pre-determined

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

operating profit goals for fiscal 2007, 2008 and 2009 by the executive’s particular business unit. If the actual fiscal 2007, 2008 and 2009 operating profit of the executive’s business unit as compared to its pre-determined target operating profit for the fiscal year was within a certain performance goal range, the executive was entitled to receive a grant of RSUs pursuant to a Performance Award. To the extent that it was determined that the business unit’s actual fiscal 2007, 2008 or 2009 operating profit fell within the performance goal range for that fiscal year, the executive received a percentage of his or her annualized base salary, ranging from 0% to 100%, in time-vested RSUs representing shares of Class A Common Stock. The RSUs are generally payable in shares of Class A Common Stock upon vesting and are subject to the participants’ continued employment with the Company. As of June 30, 2009, a total of 11.2 million RSUs have been issued in connection with the Performance Award program of which 3.8 million have vested. The remaining balance will vest in the next three fiscal years. In fiscal 2010, approximately 3.9 million RSUs were issued in connection with these fiscal 2009 Performance Awards, twenty-five percent of which will vest as of August 15, 2009. The remaining balance will vest in three equal annual installments, subject to the individual’s continued employment with the Company.

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

Other

The Company operates employee share ownership schemes in the United Kingdom and Ireland. These plans enable employees to enter into fixed-term savings contracts with independent financial institutions linked to an option for Class A Common Stock. The savings contracts can range from three to seven years with an average expected life of four years. During the fiscal years ended June 30, 2009, 2008 and 2007, the Company granted approximately 1,103,000, 493,000 and 256,000 stock options under this scheme, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table summarizes information about the Company’s stock option transactions for all the Company’s stock option plans (options in thousands):

	Fiscal 2009				Fiscal 2008				Fiscal 2007
	Options	Weighted average exercise price			Options	Weighted average exercise price			Options	Weighted average exercise price
		(in US$)	(in A$)			(in US$)	(in A$)			(in US$)	(in A$)
Outstanding at the beginning of the year	85,745	$16.23	$26.74		85,358	$15.52	$26.18		110,881	$14.52	$24.50
Granted (1)	1,103	7.48	*		7,643	19.65	*		256	17.72	*
Exercised	(186)	10.37	16.35		(5,719)	10.35	16.49		(24,719)	11.04	18.59
Cancelled	(6,126)	12.95	20.36		(1,537)	15.84	26.46		(1,060)	16.01	28.40

Outstanding at the end of the year	80,536	$16.38	$26.80		85,745	$16.23	$26.74		85,358	$15.52	$26.18

Vested and unvested expected to vest at June 30, 2009	80,536
Exercisable at the end of the year	78,054				83,715				83,521
Weighted average fair value of options granted		$1.44		*		$4.28		*		$8.83		*

(1)	Fiscal 2008 includes stock options issued as a result of the acquisition of Dow Jones. (See Note 3—Acquisitions, Disposals and Other Transactions)
*	Granted in U.S. dollars.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal years ended June 30:

	2009	2008	2007
Weighted average risk free interest rate	1.56%	3.10%	4.50%
Dividend yield	1.2%	0.6%	0.7%
Expected volatility	36.29%	22.16%	26.98%
Maximum expected life of options	7 years	7 years	7 years

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

The exercise prices for the stock options issued prior to the Company’s reorganization in November 2004 are in Australian dollars. The U.S. dollar equivalents presented above have been converted at historical exchange rates; therefore, the proceeds from the exercise of these stock options may differ due to fluctuations in exchange rates in periods subsequent to the date of the grant.

At June 30, 2009, 1,937,000 of the SARs were vested and exercisable. No SARs have been issued since fiscal 2005.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table summarizes information about the Company’s stock option transactions (options in thousands):

Tranches	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Exercisable Options	Weighted Average Exercise Price
(in US$)		(in US$)			(in US$)
$3.14 to $3.93	5	$3.58	3.14	5	3.58
$6.83 to $9.68	13,870	8.72	3.20	12,793	8.82
$10.40 to $15.58	34,848	13.11	2.30	33,555	13.10
$16.41 to $23.25	19,776	20.58	1.18	19,664	20.59
$25.17 to $27.74	12,024	27.74	0.35	12,024	27.74
$40.08	13	40.08	0.27	13	40.08

	80,536	$16.38		78,054	$16.54

NDS Option Schemes

In February 2009, the Company, the Permira Newcos and NDS completed the NDS Transaction, resulting in the Permira Newcos and the Company owning approximately 51% and 49% of NDS, respectively. As a result of completion of the NDS Transaction, NDS ceased to be a public company and the Company’s remaining interest in NDS is accounted for under the equity method of accounting. (See Note 3—Acquisitions, Disposals and Other Transactions) Prior to the completion of the NDS Transaction, NDS had three executive share option schemes (“the NDS Plans”). The NDS Plans provided for the grant of options to purchase Series A ordinary shares in NDS and RSU awards that entitled the holder to NDS Series A ordinary shares as the awards vested. In connection with the NDS Transaction, all nonvested equity awards vested and the NDS Plans were terminated. The Company included approximately $44 million of equity-based compensation expense related to NDS awards in its consolidated statements of operations for the fiscal year ended June 30, 2009. The Company also recognized approximately $70 million in cash received from exercise of equity-based compensation and $73 million in intrinsic value of stock options exercised during the fiscal year ended June 30, 2009 related to NDS equity-based awards.

The following table summarizes the Company’s equity-based compensation:

	For the years ended June 30,
	2009(1)	2008	2007
	(in millions)
Equity-based compensation	$156	$153	$131

Cash received from exercise of equity-based compensation	$2	$80	$366

Total intrinsic value of stock options exercised	$—	$54	$208

(1)	Excludes amounts related to NDS equity-based compensation awards for the fiscal year ended June 30, 2009.

At June 30, 2009, the Company’s total compensation cost related to non-vested stock options and RSUs not yet recognized for all plans presented was approximately $154 million, the majority of which is expected to be recognized over the next two fiscal years. Compensation expense on all equity-based awards is recognized on a straight line basis over the vesting period of the entire award.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The Company recognized a tax (expense) benefit on vested RSUs and stock options exercised of ($7) million, $17 million and $72 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

NOTE 15. RELATED PARTIES

Director transactions

The Company has engaged Mrs. Wendi Murdoch, the wife of Mr. K.R. Murdoch, the Company’s Chairman and Chief Executive Officer, to provide strategic advice for the development of the MySpace business in China. The fees paid to Mrs. Murdoch pursuant to this arrangement are $100,000 per annum and Mrs. Murdoch received $100,000 in both the fiscal year ended June 30, 2009 and 2008 and $83,333 in the fiscal year ended June 30, 2007. Mrs. Murdoch is a Director of MySpace China Holdings Limited (“MySpace China”), a joint venture in which the Company owns a 51.7% interest on a fully diluted basis, which licenses the technology and brand to the local company in China that operates the MySpace China website. Similar to other Directors of MySpace China, Mrs. Murdoch received options over 2.5% of the fully diluted shares of MySpace China that will vest over four years under the MySpace China option plan.

Freud Communications, which is controlled by Matthew Freud, Mr. K.R. Murdoch’s son-in-law, provided external support to the press and publicity activities of the Company during fiscal years 2009, 2008 and 2007. The fees paid by the Company to Freud Communications were approximately $473,000, $669,000 and $500,000 in fiscal 2009, 2008, and 2007, respectively. At June 30, 2009, there were no outstanding amounts due to or from Freud Communications.

The Shine Group (“Shine”), a television production and distribution company, is controlled by Ms. Elisabeth Murdoch, the daughter of Mr. K.R. Murdoch. Through the normal course of business, certain subsidiaries of the Company have entered into various production and distribution arrangements with Shine. Pursuant to these arrangements, the Company paid Shine an aggregate of approximately $453,000 and $300,000 in the fiscal years ended June 30, 2008 and 2007, respectively. No amounts were paid to Shine in fiscal year 2009.

Mr. Mark Hurd, a Director of the Company, is also the Chairman and Chief Executive Officer of Hewlett-Packard Company (“HP”). Through the normal course of business, HP sells certain equipment and provides services to the Company and its subsidiaries pursuant to a worldwide agreement entered into by the Company and HP in August 2007. Pursuant to this agreement, the Company paid HP approximately $47 million and $68 million in the fiscal years ended June 30, 2009 and 2008, respectively.

Dr. Roderick R. Paige was a Director of the Company until February 2008. Upon his resignation from the Board, the Company and Dr. Paige entered into a consultancy arrangement pursuant to which Dr. Paige advised the Company on certain educational matters. The consultancy arrangement was terminated in March 2009. The fees paid by the Company to Dr. Paige pursuant to this arrangement were $240,000 per annum and Dr. Paige received $90,668 in the fiscal year ended June 30, 2008. Other than fees related to his Directorship, no amounts were paid to Dr. Paige in fiscal 2007.

Mr. Stanley Shuman, Director Emeritus, and Mr. Kenneth Siskind, son of Mr. Arthur M. Siskind, who is a Director and senior advisor to the Chairman, are Managing Directors of Allen & Company LLC, a U.S. based investment bank, which provided investment advisory services to the Company. Total fees paid to Allen & Company LLC were $17.5 million and $7.5 million in fiscal 2009 and 2008, respectively. No fees were paid to Allen & Company LLC during fiscal 2007.

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

	For the years ended June 30,
	2009	2008	2007
	(in millions)
Related party revenue, net of expense	$484	$1,298	$1,173

The following table sets forth the amount of accounts receivable due from and payable to related parties outstanding on the consolidated balance sheets:

	As of June 30,
	2009	2008
	(in millions)
Accounts receivable from related parties	$228	$284
Accounts payable to related parties	276	279

Liberty Transaction

In February 2008, the Company completed the Exchange with Liberty. Pursuant to the terms of the Share Exchange Agreement, Liberty exchanged its entire interest in the Company’s common stock for 100% of a wholly-owned subsidiary of the Company, whose holdings consisted of the Company’s approximate 41% interest in DIRECTV, the Three RSNs and $625 million in cash. As a result of the closing of the Exchange, Liberty ceased to be a related party in February 2008. (See Note 3—Acquisitions, Disposals and Other Transactions for further discussion of the Share Exchange Agreement)

NOTE 16. COMMITMENTS AND CONTINGENCIES

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2009.

	As of June 30, 2009
	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Contracts for capital expenditure	$327	$306	$20	$1	$—
Operating leases (a)
Land and buildings	3,384	338	628	540	1,878
Plant and machinery	1,490	206	331	299	654
Other commitments
Borrowings	12,552	477	96	621	11,358
Exchangeable securities	1,737	1,608	—	—	129
Sports programming rights (b)	17,583	3,227	4,443	4,391	5,522
Entertainment programming rights	3,360	1,692	1,048	440	180
Other commitments and contractual obligations (c)	3,338	901	1,095	732	610

Total commitments, borrowings and contractual obligations	$43,771	$8,755	$7,661	$7,024	$20,331

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

	As of June 30, 2009
		Amount of Guarantees Expiration Per Period
Contingent guarantees:	Total Amounts Committed	1 year	2 - 3 years	4 - 5 years	After 5 years
	(in millions)
Sports programming rights (d)	$471	$42	$135	$132	$162
Letters of credit and other	108	108	—	—	—

	$579	$150	$135	$132	$162

(a)

The Company leases transponders, office facilities, warehouse facilities, equipment and microwave transmitters used to carry broadcast signals. These leases, which are classified as operating leases, expire at certain dates through fiscal 2090. In addition, the Company leases various printing plants, which have leases that expire at various dates through fiscal 2095.

(b)

The Company’s contract with Major League Baseball (“MLB”) gives the Company rights to broadcast certain regular season and post season games, as well as exclusive rights to broadcast MLB’s World Series and All-Star Game through the 2013 MLB season.

Under the Company’s contract with the National Football League (“NFL”), remaining future minimum payments for program rights to broadcast certain football games are payable over the remaining term of the contract through fiscal 2014.

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

In addition, the Company has certain other local sports broadcasting rights.

(c)	Includes obligations relating to third party printing contracts, television rating services, a distribution agreement and paper purchase obligations.
(d)

A joint-venture in which the Company owns a 50% equity interest, entered into an agreement for global programming rights. Under the terms of the agreement, the Company and the other joint-venture partner have jointly guaranteed the programming rights obligation.

In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the total accrued benefit liability for pension and other postretirement benefit plans recognized as of June 30, 2009 was approximately $759 million (See Note 17—Pensions and Other Postretirement Benefits). This amount is effected by, among other items, statutory funding levels, changes in plan demographics and assumptions, and investment returns on plan assets. Because of

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

the current overall funded status of the Company’s material plans, the accrued liability does not represent expected near-term liquidity needs and, accordingly, this amount is not included in the contractual obligations table.

Contingencies

Intermix

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

In November 2005, plaintiff in a derivative action captioned LeBoyer v. Greenspan et al. pending against various former Intermix directors and officers in the United States District Court for the Central District of California filed a First Amended Class and Derivative Complaint (the “Amended Complaint”). The original derivative action was filed in May 2003 and arose out of Intermix’s restatement of quarterly financial results for its fiscal year ended March 31, 2003. A substantially similar derivative action filed in Los Angeles Superior Court was dismissed based on inability of the plaintiffs to adequately plead demand futility. Plaintiff LeBoyer’s November 2005 Amended Complaint added various allegations and purported class claims arising out of the FIM Transaction that are substantially similar to those asserted in the Intermix Media Shareholder Litigation. The Amended Complaint also added as defendants the individuals and entities named in the Intermix Media Shareholder Litigation that were not already defendants in the matter. On October 16, 2006, the court dismissed the fourth through seventh claims for relief, which related to the 2003 restatement, finding that the plaintiff is precluded from relitigating demand futility. At the same time, the court asked for further briefing regarding plaintiffs’ standing to assert derivative claims based on the FIM Transaction, including for alleged violation of

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Section 14(a) of the Exchange Act, the effect of the state judge’s dismissal of the claims in the Greenspan case and the Intermix Media Shareholder Litigation on the remaining direct class action claims alleging breaches of fiduciary duty and other common law claims leading up to the FIM Transaction. The parties filed the requested additional briefing in which the defendants requested that the court stay the direct LeBoyer claims pending the resolution of any appeal in the Greenspan case and the Intermix Media Shareholder Litigation. By order dated May 22, 2007, the court granted defendants’ motion to dismiss the derivative claims arising out of the FIM Transaction, and denied the defendants’ request to stay the two remaining direct claims. As explained in more detail in the next paragraph, the court subsequently consolidated this case with the Brown v. Brewer action also pending before the court. On July 11, 2007, plaintiffs filed the consolidated first amended complaint under the Brown case title. See the discussion of Brown for the subsequent developments in the consolidated case.

On June 14, 2006, a purported class action lawsuit, captioned Jim Brown v. Brett C. Brewer, et al., was filed against certain former Intermix directors and officers in the United States District Court for the Central District of California. The plaintiff asserted claims for alleged violations of Section 14a of the Exchange Act and SEC Rule 14a-9, as well as control person liability under Section 20a. The plaintiff alleged that certain defendants disseminated false and misleading definitive proxy statements on two occasions: one on December 30, 2003 in connection with the shareholder vote on January 29, 2004 on the election of directors and ratification of financing transactions with certain entities of VantagePoint, and another on August 25, 2005 in connection with the shareholder vote on the FIM Transaction. The complaint named as defendants certain VantagePoint related entities, the former general counsel and the members of the Intermix Board who were incumbent on the dates of the respective proxy statements. Intermix was not named as a defendant, but has certain indemnity obligations to the former officer and director defendants in connection with these claims and allegations. On August 25, 2006, plaintiff amended his complaint to add certain investment banks (the “Investment Banks”) as defendants. Intermix has certain indemnity obligations to the Investment Banks as well. Plaintiff amended his complaint again on September 27, 2006, which defendants moved to dismiss. On February 9, 2007, the case was transferred to Judge George H. King, the judge assigned to the LeBoyer action, on the grounds that it raises substantially related questions of law and fact as LeBoyer, and would entail substantial duplication of labor if heard by different judges. On June 11, 2007, Judge King ordered the Brown case be consolidated with the LeBoyer action, ordered plaintiffs’ counsel to file a consolidated first amended complaint, and further ordered the parties to file a joint brief on defendants’ contemplated motion to dismiss the consolidated first amended complaint. On July 11, 2007, plaintiffs filed the consolidated first amended complaint, which defendants moved to dismiss. By order dated January 17, 2008, Judge King granted defendants’ motion to dismiss the 2003 proxy claims (concerning VantagePoint transactions) and the 2005 proxy claims (concerning the FIM Transaction), as well as a claim against the VantagePoint entities alleging unjust enrichment. The court found it unnecessary to rule on dismissal of the remaining claims, which are related to the 2005 FIM Transaction, because the dismissal disposed of those claims. On February 8, 2008, plaintiffs filed a consolidated Second Amended Complaint, which defendants moved to dismiss on February 28, 2008. By order dated July 15, 2008, the court granted in part and denied in part defendants’ motion to dismiss. The 2003 claims and the claims against the Investment Banks were dismissed with prejudice. The Section 14a and Section 20a, as well as the breach of fiduciary duty claims related to the FIM Transaction, remain against the officer and director defendants and the VantagePoint defendants. On October 6, 2008, defendants filed a partial motion for summary judgment seeking dismissal of the Section 14a, Section 20 and state law disclosure claims. On November 10, 2008, Judge King denied the motion without prejudice. On November 14, 2008, plaintiff filed a motion for class certification to which defendants filed their opposition on January 14, 2009. On June 22, 2009, the court granted plaintiff’s motion for class certification, certifying a class of all holders of Intermix Media, Inc. common stock, from July 18, 2005 through consummation of the News Corporation merger, who were allegedly harmed by defendants’ improper conduct as set forth in the complaint. Fact discovery has been completed, and expert discovery is proceeding. Defendants are preparing a motion for summary judgment, which must be filed by October 13, 2009. No trial date has been set yet.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

News America Marketing

On January 18, 2006, Valassis Communications, Inc. (“Valassis”) filed a complaint against News America Incorporated, News America Marketing FSI, LLC and News America Marketing Services, In-Store, LLC (collectively “News America”) in the United States District Court for the Eastern District of Michigan. Valassis alleges that News America possesses monopoly power in a claimed in-store advertising and promotions market (the “in-store market”) and has used that power to gain an unfair advantage over Valassis in a purported market for coupons distributed by free-standing inserts (“FSIs”). Valassis alleges that News America is attempting to monopolize the purported FSI market by leveraging its alleged monopoly power in the purported in-store market, thereby allegedly violating Section 2 of the Sherman Antitrust Act of 1890, as amended (the “Sherman Act”). Valassis further alleges that News America has unlawfully bundled the sale of in-store marketing products with the sale of FSIs and that such bundling constitutes unlawful tying in violation of Sections 1 and 3 of the Sherman Act. Additionally, Valassis alleges that News America is predatorily pricing its FSI products in violation of Section 2 of the Sherman Act. Valassis also asserts that News America violated various state antitrust statutes and has tortuously interfered with Valassis’ actual or expected business relationships. Valassis’ complaint seeks injunctive relief, damages, fees and costs. On April 20, 2006, News America moved to dismiss Valassis’ complaint in its entirety for failure to state a cause of action. On September 28, 2006, the Magistrate Judge issued a Report and Recommendation granting the motion. On October 16, 2006, Valassis filed an Amended Complaint, alleging the same causes of action. On November 17, 2006, News America answered the three federal antitrust claims and moved to dismiss the remaining nine state law claims. On March 23, 2007, the court granted News America’s motion and dismissed the nine state law claims. The parties engaged in discovery, which was combined with the California and Michigan state cases discussed below, and is now completed. The parties have exchanged expert reports and have filed summary judgment motions in the federal action. No hearing date has been set for the summary judgment motions. The assigned judge recused himself in February 2009 resulting in the previously set April 2009 trial date being taken off calendar. No new trial date has been set, and the new judge has said that the pending summary judgment motion will not be decided until after the trial in the Michigan state case.

On March 9, 2007, Valassis filed a two-count complaint in Michigan state court against News America. That complaint, which was based on the same factual allegations as the federal complaint discussed above, alleged that News America tortuously interfered with Valassis’ business relationships and that News America unfairly competed with Valassis. The complaint sought injunctive relief, damages, fees and costs. On May 4, 2007, News America filed a motion to dismiss or, in the alternative stay, that complaint. On August 14, 2007, the court denied the motion. On July 7, 2008, Valassis filed an Amended Complaint alleging the same causes of action, based on essentially the same factual allegations and seeking the same relief. News America moved to dismiss the Amended Complaint and on October 10, 2008, the court denied the motion. The parties completed discovery, which was combined with the federal case discussed above and the California state case discussed below. The court denied News America’s motion for summary judgment in January 2009. Trial commenced on May 27, 2009. On July 23, 2009, a jury in the Michigan state court returned a verdict in the amount of $300 million for Valassis. On August 7, 2009, the court entered judgment on the jury’s verdict and ordered that interest on the judgment will accrue from March 9, 2007, the date the state court complaint was filed, in a total amount to be calculated at the time of payment of the judgment. News America intends to file a motion for new trial. If that motion is denied, News America intends to appeal and post a bond for $25 million, the maximum bond required under Michigan law. Based on the Company’s review of the record in this case, including discussion with and analysis by counsel of the bases for News America’s appeal, the Company has determined that News America has a number of strong arguments available on appeal and, although there can be no assurance as to the ultimate outcome, the Company is confident that the judgment against News America will ultimately be reversed, or remanded for a new trial in which, the Company believes, News America would prevail. As a result, the Company has concluded that it is not probable that Valassis will ultimately prevail in this matter; therefore, the Company has not recorded any liability for this judgment.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

On March 12, 2007, Valassis filed a three-count complaint in California state court against News America. That complaint, which is based on the same factual allegations as the federal complaint discussed above, alleges that News America has violated the Cartwright Act (California’s state antitrust law) by unlawfully tying its FSI products to its in-store products, has violated California’s Unfair Practices Act by predatorily pricing its FSI products, and has unfairly competed with Valassis. Valassis’ California complaint seeks injunctive relief, damages, fees and costs. On May 4, 2007, News America filed a motion to dismiss or, in the alternative stay, that complaint. On June 28, 2007, the court issued a tentative ruling denying the motion and reassigned the case to the Complex Litigation Program. On July 19, 2007, the court denied the motion. The California state court case was stayed pending the outcome of Michigan state court trial.

News America believes that all of the claims in each of the complaints filed by Valassis are without merit and it intends to defend itself vigorously. As noted above, the Company is confident that the judgment against News America in the Michigan state court litigation will ultimately be reversed, or remanded for a new trial in which, the Company believes, News America would prevail.

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

NOTE 17. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The Company participates in and/or sponsors pension and savings plans of various types in a variety of jurisdictions covering, in aggregate, substantially all employees. As of January 1, 2008, the major pension plans and medical plans are closed to new participants (with the exception of groups covered by collective bargaining agreements). The Company has a legally enforceable obligation to contribute to some plans and is not required to contribute to others. Non-U.S. plans include both employee contributory and employee non-contributory defined benefit plans and accumulation plans covering all eligible employees. The plans in the United States include both defined benefit pension plans and employee non-contributory and employee contributory accumulation plans covering all eligible employees. The Company makes contributions in accordance with applicable laws or contract terms in each jurisdiction in which the Company operates. The Company’s benefit obligation is calculated using several assumptions which the Company reviews on a regular basis.

The funded status of the plans can change from year to year but the assets of the funded plans has been sufficient to pay all benefits that came due in each of fiscal 2009, 2008 and 2007.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The following table sets forth the change in the benefit obligation for the Company’s benefit plans:

	Pension benefits		Postretirement benefits
	As of June 30,
	2009	2008	2009	2008
	(in millions)
Projected benefit obligation, beginning of the year	$2,690	$2,392	$324	$139
Service cost	73	87	7	7
Interest cost	159	150	21	16
Acquisitions	—	234	—	203
Benefits paid	(122)	(139)	(17)	(11)
Actuarial gain (a)	(65)	(147)	(4)	(30)
Foreign exchange rate changes	(218)	38	(4)	—
Amendments, transfers and other	(16)	75	(51)	—

Projected benefit obligation, end of year	2,501	2,690	276	324

Change in the fair value of plan assets for the Company’s benefit plans
Fair value of plan assets, beginning of the year	2,348	2,287	—	—
Actual return on plan assets	(230)	(140)	—	—
Employer contributions	214	57	—	—
Acquisitions	—	167	—	—
Benefits paid	(122)	(139)	—	—
Foreign exchange rate changes	(196)	44	—	—
Amendments, transfers and other	4	72	—	—

Fair value of plan assets, end of the year	2,018	2,348	—	—

Funded status	$(483)	$(342)	$(276)	$(324)

(a)	Actuarial gains and losses primarily related to changes in the discount rate utilized in measuring plan obligations at June 30, 2009 and June 30, 2008.

Amounts recognized in the consolidated balance sheets consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2009	2008	2009	2008
	(in millions)
Amounts recorded in the balance sheet
Non-current pension assets	$—	$35	$—	$—
Accrued pension/postretirement liabilities	(483)	(377)	(276)	(324)

Net amount recognized	$(483)	$(342)	$(276)	$(324)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Amounts recognized in accumulated other comprehensive income consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2009	2008	2009	2008
	(in millions)
Actuarial losses (gains)	$641	$433	$(13)	$(5)
Prior service cost (benefit)	22	15	(62)	(23)

Net amounts recognized	$663	$448	$(75)	$(28)

Amounts in accumulated other comprehensive income expected to be recognized as a component of net periodic pension cost in fiscal 2010:

	Pension benefits	Postretirement benefits
	As of June 30,
	2009	2009
	(in millions)
Actuarial losses (gains)	$42	$(1)
Prior service cost (benefit)	4	(15)

Net amounts recognized	$46	$(16)

Accumulated pension benefit obligations at June 30, 2009 and 2008 were $2,298 million and $2,461 million, respectively. Below is information about funded and unfunded pension plans.

	Funded Plans		Unfunded Plans
	As of June 30,
	2009	2008	2009	2008
	(in millions)
Projected benefit obligation	$2,254	$2,461	$247	$229
Accumulated benefit obligation	2,060	2,240	238	221
Fair value of plan assets	2,018	2,348	—	—

Below is information about pension plans in which the accumulated benefit obligation exceeds fair value of the plan assets.

	Funded Plans		Unfunded Plans
	As of June 30,
	2009	2008	2009	2008
	(in millions)
Projected benefit obligation	$1,177	$944	$247	$229
Accumulated benefit obligation	1,125	886	238	221
Fair value of plan assets	1,041	820	—	—

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The components of net periodic costs were as follows:

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2009	2008	2007	2009	2008	2007
	(in millions)
Components of net periodic cost:
Service cost benefits earned during the period	$73	$87	$70	$7	$7	$4
Interest costs on projected benefit obligations	159	150	122	21	16	8
Expected return on plan assets	(143)	(166)	(135)	—	—	—
Amortization of deferred losses	14	14	19	—	1	2
Other	11	7	(2)	(8)	(6)	(6)

Net periodic costs	$114	$92	$74	$20	$18	$8

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2009	2008	2007	2009	2008	2007
	(in millions)
Additional information:
Weighted-average assumptions used to determine benefit obligations
Discount rate	7.0%	6.7%	6.0%	6.7%	6.9%	6.2%
Rate of increase in future compensation	5.1%	5.1%	5.0%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	6.7%	6.0%	5.9%	6.9%	6.2%	6.1%
Expected return on plan assets	7.0%	7.0%	7.0%	N/A	N/A	N/A
Rate of increase in future compensation	5.1%	5.0%	4.9%	N/A	N/A	N/A

N/A—not applicable

The following assumed health care cost trend rates at June 30 were also used in accounting for postretirement benefits:

	Postretirement benefits
	Fiscal 2009	Fiscal 2008
Health care cost trend rate	8.0%	8.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.1%
Year that the rate reaches the ultimate trend rate	2015	2015

Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. The effect of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate would have the following effects on the results for fiscal 2009:

	Service and interest costs	Benefit Obligation
	(in millions)
One percentage point increase	$3	$24
One percentage point decrease	(3)	(20)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table sets forth the estimated benefit payments for the next five fiscal years, and in aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

	Expected benefit payments
	Pension benefits	Postretirement benefits
Fiscal year:
2010	$131	$17
2011	120	18
2012	130	19
2013	134	19
2014	137	20
2015-2019	808	114

The above table shows expected benefits payments for the postretirement benefits after adjusting for U.S. Medicare subsidy receipts. The annual receipts are expected to range from $1 to $2 million.

The Company’s investment strategy for its pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits while maintaining adequate funding levels. The Company’s practice is to conduct a periodic strategic review of its asset allocation. The Company’s current broad strategic targets are to have a pension asset portfolio comprising of 54% equity securities, 38% fixed income securities, 1% in real estate and 7% in cash and other instruments. In developing the expected long-term rate of return, the Company considered the pension asset portfolio’s past average rate of returns and future return expectations of the various asset classes. A portion of the other allocation is reserved in short-term cash to provide for expected benefits to be paid in short term. The Company’s equity portfolios are managed in such a way as to achieve optimal diversity. The Company’s fixed income portfolio is investment grade in the aggregate. The Company does not manage any assets internally.

The Company’s benefit plan weighted-average asset allocations, by asset category, are as follows:

	Pension benefits
	As of June 30,
	2009	2008
	(in millions)
Asset Category:
Equity securities	41%	54%
Debt securities	39%	41%
Real estate	1%	1%
Cash and other	19%	4%

Total	100%	100%

The Company contributes to multi-employer plans that provide pension and health and welfare benefits to certain employees under collective bargaining agreements. The contributions to these plans were $120 million, $116 million and $114 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. In addition, the Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $199 million, $186 million and $115 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The Company expects to continue making discretionary contributions to the plans during fiscal 2010 and in aggregate the pension contributions are expected to be approximately $55 million.

NOTE 18. INCOME TAXES

(Loss) income before income tax expense and minority interest in subsidiaries was attributable to the following jurisdictions:

	For the years ended June 30,
	2009	2008	2007
	(in millions)
United States (including exports)	$(5,501)	$6,332	$4,586
Foreign	(38)	989	720

(Loss) income before income tax expense and minority interest in subsidiaries	$(5,539)	$7,321	$5,306

Significant components of the Company’s (benefit) provisions for income taxes were as follows:

	For the years ended June 30,
	2009	2008	2007
	(in millions)
Current:
United States
Federal	$675	$918	$281
State & local	127	102	69
Foreign	303	480	390

Total current	1,105	1,500	740

Deferred	(3,334)	303	1,074

Total (benefit) provision for income taxes	$(2,229)	$1,803	$1,814

The reconciliation of income tax attributable to continuing operations computed at the statutory rate to income tax expense was:

	For the years ended June 30,
	2009	2008	2007
US federal income tax rate	35%	35%	35%
Tax free Exchange (a)	—	(11)	—
Sale of interest in subsidiaries	7	—	—
State and local taxes	(1)	1	1
Effect of foreign taxes	(1)	1	2
Resolution of tax matters	19	—	(2)
Non-deductible goodwill on asset impairment (b)	(26)	—	—
Change in valuation allowance	3	(1)	(1)
Other	4	—	(1)

Effective tax rate	40%	25%	34%

(a)	See Note 3—Acquisitions, Disposals and Other Transactions.
(b)	See Note 9—Goodwill and Other Intangible Assets.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following is a summary of the components of the deferred tax accounts:

	As of June 30,
	2009	2008
	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$459	$570
Capital loss carryforwards	1,094	1,124
Accrued liabilities	536	521

Total deferred tax assets	2,089	2,215

Deferred tax liabilities, net:
Basis difference and amortization	(3,042)	(5,115)
Revenue recognition	(289)	(234)
Sports rights contracts	(236)	(192)
Other	(282)	(576)

Total deferred tax liabilities	(3,849)	(6,117)

Net deferred tax liabilities before valuation allowance	(1,760)	(3,902)
Less: valuation allowance	(1,370)	(1,406)

Net deferred tax liabilities	$(3,130)	$(5,308)

The Company had net current deferred tax assets of $3 million and $4 million June 30, 2009 and June 30, 2008, respectively, and non-current deferred tax assets of $143 million and $144 million at June 30, 2009 and 2008, respectively. The Company also had non-current deferred tax liabilities of $3,276 million and $5,456 million at June 30, 2009 and 2008, respectively.

At June 30, 2009, the Company had approximately $1.3 billion of net operating and $3.6 billion of capital loss carryforwards available to offset future taxable income. The majority of these net operating loss carryforwards, if not utilized to reduce taxable income in future periods, will expire in varying amounts between fiscal 2010 and 2026, with a significant portion, approximately $600 million relating to foreign operations, expiring within the next three fiscal years. While approximately $1 billion of the capital loss carryforwards expire in three years, the remaining capital loss carryforwards are in jurisdictions where they do not expire. In assessing the realizability of deferred tax assets, management evaluates a variety of factors in considering whether it is more likely than not that some portion or all of the deferred tax assets will ultimately be realized. Management considers earnings expectations, the existence of taxable temporary differences, tax planning strategies, and the periods in which estimated losses can be utilized. Based upon this analysis, management has concluded that it is more likely than not that the Company will not realize all of the benefits of its deferred tax assets. In particular, this is due to the uncertainty of generating capital gains, as well as generating taxable income within the requisite period in various foreign jurisdictions and the uncertainty of fully utilizing the capital losses and net operating losses before they expire through tax planning strategies or reversing taxable temporary differences in the foreseeable future. Accordingly, valuation allowances of $1.4 billion have been established to reflect the expected realization of the deferred tax assets as of June 30, 2009 and 2008.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table sets forth the change in the accrual for uncertain tax positions, excluding interest and penalties (in millions):

	For the year ended June 30,
	2009	2008
Beginning of period	$1,783	1,934
Additions for prior year tax positions	7	223
Reduction for prior year tax positions	(1,332)	(374)

Balance, end of period	$458	$1,783

The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense, which is consistent with the recognition in prior reporting periods. The Company had recorded liabilities for accrued interest of $111 million and $342 million as of June 30, 2009 and 2008, respectively.

The Company is subject to tax in various domestic and international jurisdictions and, as a matter of ordinary course, the Company is regularly audited by Federal, state and foreign tax authorities. During the fiscal year ended June 30, 2009, certain audits were completed. Due to the completion of these audits, certain tax matters were resolved, including the amounts of certain deductions. As a result, the Company has reduced its accrual for uncertain tax positions, net of an increase in current liabilities, by approximately $1.1 billion (including interest) as of June 30, 2009 and has recognized a non-cash tax benefit of approximately $1.1 billion for the fiscal year ended June 30, 2009. The Company has reclassified approximately $300 million into current income taxes payable with respect to adjustments from these audits.

The Company believes it has appropriately accrued for the expected outcome of all other pending tax matters and does not currently anticipate that the ultimate resolution of other pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity. Of the total unrecognized tax benefits at June 30, 2009 of $458 million, approximately $384 million would affect the Company’s effective income tax rate, if and when recognized in future fiscal years.

The Company does not presently anticipate such uncertain income tax positions will significantly increase or decrease in the next 12 months; however, actual developments in this area could differ from those currently expected.

The Internal Revenue Service has commenced examining the Company’s returns for the period ending June 30, 2005 and fiscal years 2006 and 2007. Additionally, the Company’s income tax returns for the years 2000 through 2008 are subject to examination in various foreign jurisdictions.

The Company has not provided for possible U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability for temporary differences related to these earnings is not practicable. Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested amounted to approximately $5.3 billion at June 30, 2009.

NOTE 19. SEGMENT INFORMATION

The Company is a diversified global media company, which manages and reports its businesses in eight segments:

•

Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

•

Television, which, principally consists of the operation of 27 full power broadcast television stations, including nine duopolies, in the United States (Of these stations, 17 are affiliated with FOX, and ten are affiliated with MyNetworkTV), the broadcasting of network programming in the United States and the development, production and broadcasting of television programming in Asia.

•

Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite operators primarily in the United States.

•	Direct Broadcast Satellite Television, which consists of the distribution of basic and premium programming services via satellite and broadband directly to subscribers in Italy.

•

Magazines and Inserts, which principally consists of the publication of free-standing inserts, which are promotional booklets containing consumer offers distributed through insertion in local Sunday newspapers in the United States, and the provision of in-store marketing products and services, primarily to consumer packaged goods manufacturers in the United States and Canada.

•

Newspapers and Information Services, which principally consists of the publication of four national newspapers in the United Kingdom, the publication of approximately 146 newspapers in Australia, the publication of a metropolitan newspaper and a national newspaper (with international editions) in the United States and the provision of information services.

•	Book Publishing, which principally consists of the publication of English language books throughout the world.

•

Other, which principally consists of FIM, which operates the Company’s Internet activities, and News Outdoor, an advertising business which offers display advertising in outdoor locations primarily throughout Russia and Eastern Europe.

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

Adjusted operating income (loss) is defined as Operating income (loss) plus impairment charges and other operating charges (income) to eliminate the variable effect across all business segments of the non-cash impairment charges and other operating charges (income) recorded in each of the respective fiscal years. An impairment charge is recorded for the difference between the carrying value and the estimated fair value of the asset.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

	For the years ended June 30,
	2009	2008	2007
	(in millions)
Revenues:
Filmed Entertainment	$5,936	$6,699	$6,734
Television	4,602	5,807	5,705
Cable Network Programming	5,580	4,993	3,902
Direct Broadcast Satellite Television	3,760	3,749	3,076
Magazines and Inserts	1,168	1,124	1,119
Newspapers and Information Services	5,858	6,248	4,486
Book Publishing	1,141	1,388	1,347
Other	2,378	2,988	2,286

Total revenues	$30,423	$32,996	$28,655

Operating income:
Filmed Entertainment	$848	$1,246	$1,225
Television	174	1,126	962
Cable Network Programming	1,670	1,269	1,090
Direct Broadcast Satellite Television	393	419	221
Magazines and Inserts	353	352	335
Newspapers and Information Services	466	786	677
Book Publishing	17	160	159
Other	(363)	(84)	(193)

Total adjusted operating income	3,558	5,274	4,476
Impairment charges	(8,896)	—	—
Other operating (charges) income	(312)	107	(24)

Total operating (loss) income	(5,650)	5,381	4,452

Equity (losses) earnings of affiliates	(309)	327	1,019
Interest expense, net	(927)	(926)	(843)
Interest income	91	246	319
Other, net	1,256	2,293	359

(Loss) income before income tax expense and minority interest in subsidiaries	(5,539)	7,321	5,306
Income tax benefit (expense)	2,229	(1,803)	(1,814)
Minority interest in subsidiaries, net of tax	(68)	(131)	(66)

Net (loss) income	$(3,378)	$5,387	$3,426

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Equity (losses) earnings of affiliates, Interest expense, net, Interest income, Other, net, Income tax expense and Minority interest in subsidiaries are not allocated to segments as they are not under the control of segment management.

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $910 million, $842 million and $1,030 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating (loss) profit generated primarily by the Filmed Entertainment segment of approximately $(4) million, $23 million and $5 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively, have been eliminated within the Filmed Entertainment segment.

	For the year ended June 30, 2009
	Operating income (loss)	Impairment and other operating charges	Adjusted Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Adjusted Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$848	$—	$848	$92	$—	$940
Television	(4,406)	4,580	174	105	—	279
Cable Network Programming	1,670	—	1,670	121	88	1,879
Direct Broadcast Satellite Television	393	—	393	227	—	620
Magazines and Inserts	353	—	353	10	—	363
Newspapers and Information Services	(2,663)	3,129	466	319	—	785
Book Publishing	(16)	33	17	9	—	26
Other	(1,829)	1,466	(363)	255	—	(108)

Total	$(5,650)	$9,208	$3,558	$1,138	$88	$4,784

	For the year ended June 30, 2008
	Operating income	Other operating charges (income)	Adjusted Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Adjusted Operating income before depreciation and amortization
	(in millions)
Filmed Entertainment	$1,246	$—	$1,246	$88	$—	$1,334
Television	1,126	—	1,126	100	—	1,226
Cable Network Programming	1,269	—	1,269	90	80	1,439
Direct Broadcast Satellite Television	419	—	419	228	—	647
Magazines and Inserts	352	—	352	8	—	360
Newspapers and Information Services	767	19	786	433	—	1,219
Book Publishing	160	—	160	9	—	169
Other	42	(126)	(84)	251	—	167

Total	$5,381	$(107)	$5,274	$1,207	$80	$6,561

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

	For the year ended June 30, 2007
	Operating income (loss)	Other operating charges	Adjusted Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Adjusted Operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$1,225	$—	$1,225	$85	$—	$1,310
Television	962	—	962	93	—	1,055
Cable Network Programming	1,090	—	1,090	56	77	1,223
Direct Broadcast Satellite Television	221	—	221	191	—	412
Magazines and Inserts	335	—	335	8	—	343
Newspapers and Information Services	653	24	677	284	—	961
Book Publishing	159	—	159	8	—	167
Other	(193)	—	(193)	154	—	(39)

Total	$4,452	$24	$4,476	$879	$77	$5,432

	For the years ended June 30,
	2009	2008	2007
	(in millions)
Depreciation and amortization
Filmed Entertainment	$92	$88	$85
Television	105	100	93
Cable Network Programming	121	90	56
Direct Broadcast Satellite Television	227	228	191
Magazines and Inserts	10	8	8
Newspapers and Information Services	319	433	284
Book Publishing	9	9	8
Other	255	251	154

Total depreciation and amortization	$1,138	$1,207	$879

Capital expenditures:
Filmed Entertainment	$65	$94	$85
Television	114	100	125
Cable Network Programming	140	238	92
Direct Broadcast Satellite Television	173	239	199
Magazines and Inserts	16	7	10
Newspapers and Information Services	381	449	544
Book Publishing	19	23	23
Other	193	293	230

Total capital expenditures	$1,101	$1,443	$1,308

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

	As of June 30,
	2009	2008
	(in millions)
Total assets:
Filmed Entertainment	$7,042	$7,122
Television	8,083	13,158
Cable Network Programming	9,983	9,566
Direct Broadcast Satellite Television	2,647	2,589
Magazines and Inserts	1,346	1,328
Newspapers and Information Services	10,741	14,574
Book Publishing	1,582	1,696
Other	8,740	8,991
Investments	2,957	3,284

Total assets	$53,121	$62,308

Goodwill and Intangible assets, net:
Filmed Entertainment	$1,917	$1,948
Television	5,423	10,342
Cable Network Programming	5,799	5,836
Direct Broadcast Satellite Television	617	691
Magazines and Inserts	1,034	1,009
Newspapers and Information Services	6,050	9,334
Book Publishing	511	508
Other	1,956	3,412

Total goodwill and intangibles assets, net	$23,307	$33,080

Geographic Segments

	For the years ended June 30,
	2009	2008	2007
	(in millions)
Revenues:
United States and Canada (1)	$16,686	$16,987	$15,282
Europe (2)	9,331	10,757	9,073
Australasia and Other (3)	4,406	5,252	4,300

Total revenues	$30,423	$32,996	$28,655

(1)	Revenues include approximately $16.2 billion, $16.4 billion and $14.8 billion from customers in the United States in fiscal 2009, 2008 and 2007, respectively.
(2)

Revenues include approximately $2.9 billion, $3.7 billion and $3.6 billion from customers in the United Kingdom in fiscal 2009, 2008 and 2007, respectively, as well as approximately $4.0 billion, $4.1 billion and $3.4 billion from customers in Italy in fiscal 2009, 2008 and 2007, respectively.

(3)	Revenues include approximately $2.5 billion, $3.2 billion and $2.5 billion from customers in Australia in fiscal 2009, 2008 and 2007, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

	As of June 30,
	2009	2008
	(in millions)
Long-Lived Assets:
United States and Canada	$25,319	$33,511
Europe	6,035	7,893
Australasia and Other	5,931	6,542

Total long-lived assets	$37,285	$47,946

There is no material reliance on any single customer. Revenues are attributed to countries based on location of customers.

Australasia comprises Australia, Asia, Fiji, Papua New Guinea and New Zealand.

NOTE 20. EARNINGS PER SHARE

Prior to fiscal 2008, earnings per share (“EPS”) was computed individually for the Class A Common Stock and Class B Common Stock and net income was apportioned to both Class A stockholders and Class B stockholders on a ratio of 1.2 to 1, respectively, in accordance with the rights of the stockholders as described in the Company’s Restated Certificate of Incorporation. In order to give effect to this apportionment when determining EPS, the weighted average Class A Common Stock was increased by 20% (the “Adjusted Class”) and was then compared to the sum of the weighted average Class B Common Stock and the weighted average Adjusted Class. The resulting percentage was then applied to the Net income to determine the apportionment for the Class A stockholders, with the balance attributable to the Class B stockholders. Subsequent to the final fiscal 2007 dividend, shares of Class A Common Stock no longer carry the right to a greater dividend than shares of Class B Common Stock and, therefore, Net income is allocated equally to Class A and Class B stockholders. Accordingly, since the apportionment of earnings has been eliminated as required by the Company’s Restated Certificate of Incorporation, the Company has presented the earnings of Class A Common Stock and Class B Common Stock as a single class since fiscal 2008.

The following tables set forth the computation of basic and diluted earnings per share under SFAS No. 128, “Earnings per Share” (“SFAS No. 128”):

	For the years ended June 30,
	2009	2008	2007
	(in millions)
Net (loss) income available to shareholders—basic	$(3,378)	$5,387	$3,426
Other	—	(1)	(5)

Net (loss) income available to shareholders—diluted	$(3,378)	$5,386	$3,421

	For the year ended June 30,
	2009	2008
	(in millions, except per share amounts)
Weighted average shares—basic	2,613	2,955
Shares issuable under equity based compensation plans (1)	—	16

Weighted average shares—diluted	2,613	2,971

(Loss) earnings per share—basic:	$(1.29)	$1.82
(Loss) earnings per share—diluted:	$(1.29)	$1.81

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(1)

Weighted average common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options and vesting of restricted stock units if the effect is dilutive. Because the Company had a loss from continuing operations in fiscal 2009, no potentially dilutive securities were included in the denominator for computing dilutive earnings per share, since their impact on earnings per share from continuing operations would be anti-dilutive. In accordance with SFAS No. 128, the same shares are used to compute all earnings per share amounts. For the fiscal year ended June 30, 2009, approximately 2 million shares that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

	For the year ended June 30, 2007
	Class A	Class B	Total
	(in millions, except per share amounts)
Allocation of income—basic:
Net income available to shareholders	$2,484	$942	$3,426

Weighted average shares used in income allocation	2,604	987	3,591

Allocation of income—diluted:
Net income available to shareholders	$2,487	$934	$3,421

Weighted average shares used in income allocation	2,629	987	3,616

Weighted average shares—basic	2,170	987	3,157
Shares issuable under equity based compensation plans	21	—	21

Weighted average shares—diluted	2,191	987	3,178

Earnings per share—basic:	$1.14	$0.95
Earnings per share—diluted:	$1.14	$0.95

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 21. QUARTERLY DATA (UNAUDITED)

	For the three months ended
	September 30,	December 31,	March 31,	June 30,
	(in millions, except per share amounts)
Fiscal 2009 (b)
Revenues	$7,509	$7,871	$7,373	$7,670
Operating income (loss)	953	(7,626)	755	268
Net income (loss)	515	(6,417)	2,727	(203)
Basic earnings (loss) per share	$0.20	$(2.45)	$1.04	$(0.08)
Diluted earnings (loss) per share	$0.20	$(2.45)	$1.04	$(0.08)
Stock prices (a)
Class A—High	$14.84	$11.92	$9.85	$10.61
Class A—Low	$11.77	$5.47	$4.99	$6.48
Class B—High	$15.25	$12.08	$10.50	$12.07
Class B—Low	$12.07	$5.91	$5.65	$7.52

Fiscal 2008
Revenues	$7,067	$8,590	$8,750	$8,589
Operating income	1,047	1,418	1,438	1,478
Net income	732	832	2,694	1,129
Basic earnings per share	$0.23	$0.27	$0.92	$0.43
Diluted earnings per share	$0.23	$0.27	$0.91	$0.43
Stock prices (a)
Class A—High	$22.80	$23.04	$20.10	$19.63
Class A—Low	$19.78	$19.73	$17.87	$15.43
Class B—High	$24.57	$24.50	$20.70	$20.17
Class B—Low	$21.09	$20.49	$18.28	$15.73

(a)

The stock prices reflect the reported high and low closing sales prices for the Class A Common Stock and Class B Common Stock. Since December 29, 2008, the Class A Common Stock and Class B Common Stock have been listed and traded on The NASDAQ Global Select Market, its principal market, under the symbols “NWSA” and “NWS”, respectively. Prior to December 29, 2008 the Class A Common Stock and Class B Common Stock were listed and traded on the New York Stock Exchange under the symbols “NWS.A” and “NWS”, respectively.

(b)

In the quarter ended June 30, 2009, the Company recorded an impairment charge of $452 million (See Note 9—Goodwill and Other Intangible Assets) and a restructuring charge of $228 million (See Note 4—Restructuring Programs).

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 22. VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Additions	Acquisitions and disposals	Utilization	Foreign exchange	Balance at end of year
	(in millions)
Fiscal 2009
Allowances for returns and doubtful accounts	$(1,089)	$(1,498)	$—	$1,377	$52	$(1,158)
Deferred tax valuation allowance	(1,406)	(128)	—	164	—	(1,370)

Fiscal 2008
Allowances for returns and doubtful accounts	(1,102)	(1,365)	(13)	1,446	(55)	(1,089)
Deferred tax valuation allowance	(1,562)	(344)	—	500	—	(1,406)

Fiscal 2007
Allowances for returns and doubtful accounts	(1,068)	(1,691)	(7)	1,701	(37)	(1,102)
Deferred tax valuation allowance	(1,877)	(3)	—	318	—	(1,562)

NOTE 23. ADDITIONAL FINANCIAL INFORMATION

Supplemental Cash Flow Information

	For the years ended June 30,
	2009	2008	2007
	(in millions)
Supplemental cash flow information:
Cash paid for income taxes	$(1,192)	$(1,867)	$(969)
Cash paid for interest	(871)	(873)	(744)
Sale of other investments	14	12	64
Purchase of other investments	(90)	(137)	(392)
Supplemental information on businesses acquired:
Fair value of assets acquired	676	8,410	1,594

Cash acquired	3	94	96
Less: Liabilities assumed	98	(2,444)	(408)
Minority interest decrease (increase)	73	(203)	(127)
Cash paid	(850)	(5,661)	(1,155)

Fair value of equity instruments issued to third parties	—	196	—
Issuance of subsidiary common units	—	165	—

Fair value of equity instruments consideration	$—	$31	$—

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table sets forth the components of Other, net included in the accompanying consolidated statements of operations:

	For the years ended June 30,
	2009	2008	2007
	(in millions)
Gain on sale of NDS shares (a)	$1,249	$—	$—
Gain on the sale of the Stations (a)	232	—	—
Loss on the sale of Polish television broadcaster (a)	(100)	—	—
Gain on the Exchange (a)	—	1,676	—
Gain on sale of Fox Sports Net Bay Area (b)	—	208	—
Gain on sale of China Network Systems (b)	6	133	—
Gain on sale of Gemstar (b)	—	112	—
Gain on sale of Sky Brasil (b)	—	—	261
Gain on sale of Phoenix (b)	—	—	136
Termination of Participation rights agreement (a)	—	—	97
Impairment of cost based investments (b)	(113)	(125)	(2)
Change in fair value of Exchangeable securities (c)	77	307	(126)
Other	(95)	(18)	(7)

Total Other, net	$1,256	$2,293	$359

(a)	See Note 3—Acquisitions, Disposals and Other Transactions
(b)	See Note 6—Investments.
(c)

The Company has certain outstanding exchangeable debt securities which contain embedded derivatives. Pursuant to SFAS No. 133, these embedded derivatives are not designated as hedges and, as such, changes in their fair value are recognized in Other, net in the consolidated statements of operations. A significant variance in the price of the underlying stock could have a material impact on the operating results of the Company. (See Note 11—Exchangeable Securities)

NOTE 24. SUBSEQUENT EVENTS

In the preparation of its consolidated financial statements, the Company considered subsequent events through August 12, 2009, which was the date the Company’s consolidated financial statements were issued.

A dividend of $0.06 per share of Class A Common Stock and Class B Common Stock has been declared and is payable on October 14, 2009. The record date for determining dividend entitlements is September 9, 2009.

NOTE 25. SUPPLEMENTAL GUARANTOR INFORMATION

In May 2007, NAI entered into the Credit Agreement. The Credit Agreement provides a $2.25 billion unsecured revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit. NAI may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.08% regardless of facility usage. The Company pays interest for borrowings at LIBOR plus 0.27% and pays commission fees on letters of credit at 0.27%. The Company pays an additional fee of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. The maturity date is in May 2012, however, NAI may request that the Lenders’ commitments be renewed for up to two additional one year periods.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2009

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$6	$—	$30,417	$—	$30,423
Expenses	297	—	35,776	—	36,073

Operating income (loss)	(291)	—	(5,359)	—	(5,650)

Other (Expense) Income:
Interest expense, net	(2,728)	(1,090)	(115)	3,006	(927)
Equity earnings of affiliates	5	—	(314)	—	(309)
Interest income	206	—	2,891	(3,006)	91
Earnings (losses) from subsidiary entities	1,434	(2,274)	—	840	—
Other, net	83	(14)	1,187	—	1,256

Income (loss) before income tax expense and minority interest in subsidiaries	(1,291)	(3,378)	(1,710)	840	(5,539)
Income tax (expense) benefit	519	—	688	1,022	2,229
Minority interest in subsidiaries, net of tax	—	—	(68)	—	(68)

Net income (loss)	$(772)	$(3,378)	$(1,090)	$1,862	$(3,378)

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2008

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$7	$—	$32,989	$—	$32,996
Expenses	343	—	27,272	—	27,615

Operating income (loss)	(336)	—	5,717	—	5,381

Other (Expense) Income:
Interest expense, net	(2,287)	(660)	(622)	2,643	(926)
Interest Income	5	—	322	—	327
Equity earnings of affiliates	841	27	2,021	(2,643)	246
Earnings (losses) from subsidiary entities	2,213	4,367	—	(6,580)	—
Other, net	561	1,653	79	—	2,293

Income (loss) before income tax expense and minority interest in subsidiaries	997	5,387	7,517	(6,580)	7,321
Income tax (expense) benefit	(245)	—	(1,851)	293	(1,803)
Minority interest in subsidiaries, net of tax	—	—	(131)	—	(131)

Net income (loss)	$752	$5,387	$5,535	$(6,287)	$5,387

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2007

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$7	$—	$28,648	$—	$28,655
Expenses	307	—	23,896	—	24,203

Operating income (loss)	(300)	—	4,752	—	4,452

Other (Expense) Income:
Interest expense, net	(1,968)	(320)	(5,365)	6,810	(843)
Interest Income	228	205	6,696	(6,810)	319
Equity earnings of affiliates	4	—	1,015	—	1,019
Earnings (losses) from subsidiary entities	1,627	3,638	—	(5,265)	—
Other, net	169	(97)	287	—	359

Income (loss) from continuing operations before income tax expense and minority interest in subsidiaries	(240)	3,426	7,385	(5,265)	5,306
Income tax expense (benefit)	82	—	(2,524)	628	(1,814)
Minority interest in subsidiaries, net of tax	—	—	(66)	—	(66)

Net income (loss)	$(158)	$3,426	$4,795	$(4,637)	$3,426

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Supplemental Condensed Consolidating Balance Sheet

At June 30, 2009

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Assets:
Current Assets:
Cash and cash equivalents	$4,479	$—	$2,061	$—	$6,540
Receivables, net	15	—	6,272	—	6,287
Inventories, net	—	—	2,477	—	2,477
Other	40	—	492	—	532

Total Current Assets	4,534	—	11,302	—	15,836

Non-Current Assets:
Receivables	—	—	282	—	282
Inventories, net	—	—	3,178	—	3,178
Property, plant and equipment, net	75	—	6,170	—	6,245
Intangible assets	—	—	8,925	—	8,925
Goodwill	—	—	14,382	—	14,382
Other	241	—	1,075	—	1,316
Investments
Investments in associated companies and Other investments	95	41	2,821	—	2,957
Intragroup investments	46,019	37,577	—	(83,596)	—

Total Investments	46,114	37,618	2,821	(83,596)	2,957

Total Non-Current Assets	46,430	37,618	36,833	(83,596)	37,285

TOTAL ASSETS	$50,964	$37,618	$48,135	$(83,596)	$53,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Borrowings	$2,008	$—	$77	$—	$2,085
Other current liabilities	22	—	8,532	—	8,554

Total Current Liabilities	2,030	—	8,609	—	10,639
Non-Current Liabilities:
Borrowings	12,108	—	96	—	12,204
Other non-current liabilities	235	—	6,068	—	6,303
Intercompany	21,182	14,394	(35,576)	—	—
Minority interest in subsidiaries	—	—	751	—	751
Stockholders’ Equity	15,409	23,224	68,187	(83,596)	23,224

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,964	$37,618	$48,135	$(83,596)	$53,121

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

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2009

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by operating activities	$1,464	$343	$441	$—	$2,248

Investing and other activities:
Property, plant and equipment	(24)	—	(1,077)	—	(1,101)
Investments	(9)	(28)	(1,289)	—	(1,326)
Proceeds from sale of investments and non-current assets	—	—	1,762	—	1,762

Net cash used in investing activities	(33)	(28)	(604)	—	(665)

Financing activities:
Borrowings	973	—	67	—	1,040
Repayment of borrowings	(200)	—	(143)	—	(343)
Issuance of shares	—	3	1	—	4
Repurchase of shares	—	—	—	—	—
Dividends paid	—	(318)	(48)	—	(366)
Other, Net	—	—	18	—	18

Net cash provided by (used in) financing activities	773	(315)	(105)	—	353

Net increase (decrease) in cash and cash equivalents	2,204	—	(268)	—	1,936
Cash and cash equivalents, beginning of period	2,275	—	2,387	—	4,662
Exchange movement on opening cash balance	—	—	(58)	—	(58)

Cash and cash equivalents, end of period	$4,479	$—	$2,061	$—	$6,540

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2008

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$(3,967)	$1,344	$6,548	$—	$3,925

Investing and other activities:
Property, plant and equipment	(10)	—	(1,433)	—	(1,443)
Investments	(85)	(148)	(6,258)	—	(6,491)
Proceeds from sale of investments and non-current assets	—	—	1,580	—	1,580

Net cash used in investing activities	(95)	(148)	(6,111)	—	(6,354)

Financing activities:
Borrowings	1,237	—	55	—	1,292
Repayment of borrowings	(350)	—	(378)	—	(728)
Issuance of shares	—	81	9	—	90
Repurchase of shares	—	(939)	—	—	(939)
Dividends paid	—	(338)	(35)	—	(373)
Other, net	—	—	22	—	22

Net cash (used in) provided by financing activities	887	(1,196)	(327)	—	(636)

Net (decrease) increase in cash and cash equivalents	(3,175)	—	110	—	(3,065)
Cash and cash equivalents, beginning of period	5,450	—	2,204	—	7,654
Exchange movement on opening cash balance	—	—	73	—	73

Cash and cash equivalents, end of period	$2,275	$—	$2,387	$—	$4,662

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report and the report of the independent registered public accounting firm thereon are set forth on pages 80 and 81, respectively, and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item with respect to the Company’s Directors is contained in the Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC under the headings “Election of Directors” and is incorporated by reference in this Annual Report.

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

The information required by this item with respect to executive compensation and director compensation is contained in the Proxy Statement under the headings “Compensation Discussion & Analysis,” “Executive Compensation” and “Director Compensation,” respectively, and is incorporated herein by reference in this Annual Report.

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

Date: August 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ K. RUPERT MURDOCH K. Rupert Murdoch	Chairman and Chief Executive Officer (Principal Executive Officer)	August 12, 2009

/s/ DAVID F. DEVOE David F. DeVoe	Senior Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	August 12, 2009

/s/ JOSÉ MARÍA AZNAR José María Aznar	Director	August 12, 2009

/s/ NATALIE BANCROFT Natalie Bancroft	Director	August 12, 2009

/s/ PETER BARNES Peter Barnes	Director	August 12, 2009

/s/ CHASE CAREY Chase Carey	Director	August 12, 2009

/s/ KENNETH E. COWLEY Kenneth E. Cowley	Director	August 12, 2009

/s/ VIET DINH Viet Dinh	Director	August 12, 2009

/s/ RODERICK I. EDDINGTON Roderick I. Eddington	Director	August 12, 2009

/s/ MARK HURD Mark Hurd	Director	August 12, 2009

Signature	Title	Date

/s/ ANDREW S. B. KNIGHT Andrew S. B. Knight	Director	August 12, 2009

/s/ JAMES R. MURDOCH James R. Murdoch	Director	August 12, 2009

/s/ LACHLAN K. MURDOCH Lachlan K. Murdoch	Director	August 12, 2009

/s/ THOMAS J. PERKINS Thomas J. Perkins	Director	August 12, 2009

/s/ ARTHUR M. SISKIND Arthur M. Siskind	Director	August 12, 2009

/s/ JOHN L. THORNTON John L. Thornton	Director	August 12, 2009

EXHIBIT INDEX

Number	Description
2.1	Share Exchange Agreement, dated December 22, 2006, by and between News Corporation and Liberty Media Corporation. (Incorporated by reference to Exhibit 2.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on December 26, 2006.)

2.2	Tax Matters Agreement, dated December 22, 2006, by and between News Corporation and Liberty Media Corporation. (Incorporated by reference to Exhibit 2.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on December 26, 2006.)

2.3	Agreement and Plan of Merger, by and among Dow Jones & Company, Inc., News Corporation, Ruby Newco LLC and Diamond Merger Sub Corporation, dated as of July 31, 2007. (Incorporated by reference to Exhibit 2.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 1, 2007.)

3.1	Restated Certificate of Incorporation of News Corporation. (Incorporated by reference to Exhibit 3.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on October 17, 2008.)

3.2	Amended and Restated By-Laws of News Corporation. (Incorporated by reference to Exhibit 3.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on October 17, 2008.)

3.3	Certificate of Elimination of Series A Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 3.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on April 15, 2008.)

4.1	Specimen Certificate for Shares of Class A Common Stock of News Corporation. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 000-51022) filed with the Securities and Exchange Commission on November 12, 2004.)

4.2	Specimen Certificate for Shares of Class B Common Stock of News Corporation. (Incorporated by reference to Exhibit 4.2 to the Current Report of News Corporation on Form 8-K (File No. 000-51022) filed with the Securities and Exchange Commission on November 12, 2004.)

4.3	Indenture, dated as of February 28, 2001, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021. (Incorporated by reference to Exhibit 4.1 to the Registration Statement of The News Corporation Limited on Form F-3 (Registration No. 333-13556) filed with the Securities and Exchange Commission on May 25, 2001.)

4.4	First Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021. (Incorporated by reference to Exhibit 4.29 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.)

4.5	Second Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, News Corporation, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021. (Incorporated by reference to Exhibit 4.5 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

Number	Description
4.6	Third Supplemental Indenture, dated as of March 14, 2005, by and among News America Incorporated, News Corporation, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021. (Incorporated by reference to Exhibit 4.6 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.)

4.7	Fourth Supplemental Indenture, dated as of March 21, 2005, by and among News America Incorporated, News Corporation, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021. (Incorporated by reference to Exhibit 4.7 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.)

4.8	Fifth Supplemental Indenture, dated as of May 23, 2007, by and among News America Incorporated, the guarantor named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021. (Incorporated by reference to Exhibit 4.8 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.)

4.9	Indenture, dated as of January 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 2 to the Report of The News Corporation Limited on Form 6-K (File No. 1-9141) filed with the Securities and Exchange Commission dated January 28, 1993.)

4.10	First Supplemental Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 2 to the Report of The News Corporation Limited on Form 6-K (File No.1-9141) filed with the Securities and Exchange Commission dated April 26, 1993.)

4.11	Second Supplemental Indenture, dated as of April 8, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 3 to the Report of The News Corporation Limited on Form 6-K (File No.1-9141) filed with the Securities and Exchange Commission dated April 26, 1993.)

4.12	Third Supplemental Indenture, dated as of May 20, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.7 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.)

Number	Description
4.13	Fourth Supplemental Indenture, dated as of May 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.8 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.)

4.14	Fifth Supplemental Indenture, dated July 21, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.6 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-74574) filed with the Securities and Exchange Commission on January 28, 1994.)

4.15	Form of Sixth Supplemental Indenture, dated as of January 25, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.7 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-74574) filed with the Securities and Exchange Commission on February 4, 1994.)

4.16	Form of Seventh Supplemental Indenture, dated as of February 4, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.8 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-79334) filed with the Securities and Exchange Commission on June 14, 1994.)

4.17	Form of Eighth Supplemental Indenture, dated as of May 12, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.9 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-79334) filed with the Securities and Exchange Commission on June 14, 1994.)

4.18	Form of Ninth Supplemental Indenture, dated as of August 1, 1995, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.10 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-94868) filed with the Securities and Exchange Commission on July 24, 1995.)

Number	Description
4.19	Form of Tenth Supplemental Indenture, dated as of March 2, 2000, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.12 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

4.20	Form of Eleventh Supplemental Indenture, dated as of February 14, 2001, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.13 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

4.21	Twelfth Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.14 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.)

4.22	Thirteenth Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, News Corporation, The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.19 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

4.23	Fourteenth Supplemental Indenture, dated as of March 15, 2005, by and among News America Incorporated, News Corporation, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.20 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2006.)

4.24	Fifteenth Supplemental Indenture, dated as of March 21, 2005, by and among News America Incorporated, News Corporation, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.21 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2006.)

4.25	Sixteenth Supplemental Indenture, dated as of May 23, 2007, by and among News America Incorporated, the guarantor named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.25 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.)

Number	Description
4.26	Amended and Restated Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-59688) filed with the Securities and Exchange Commission on March 24, 1993.)

4.27	First Supplemental Indenture, dated as of May 20, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.2 to the Registration Statement of The News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement of News America Holdings Incorporated on Form F-3 (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.)

4.28	Second Supplemental Indenture, dated as of May 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.3 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement of News America Holdings Incorporated on Form F-3 (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.)

4.29	Third Supplemental Indenture, dated as of July 21, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.14 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-98238) filed with the Securities and Exchange Commission on October 23, 1995.)

4.30	Fourth Supplemental Indenture, dated as of October 20, 1995, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.15 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-98238) filed with the Securities and Exchange Commission on October 23, 1995.)

4.31	Fifth Supplemental Indenture, dated as of January 8, 1998, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.6 to the Registration Statement of News America Incorporated on Form F-4 (Registration No. 333-8744) filed with the Securities and Exchange Commission on May 12, 1998.)

4.32	Sixth Supplemental Indenture, dated as of March 1, 1999, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.20 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

Number	Description
4.33	Seventh Supplemental Indenture, dated as of February 14, 2001, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.21 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

4.34	Eighth Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.23 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.)

4.35	Ninth Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, News Corporation, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.29 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

4.36	Tenth Supplemental Indenture, dated as of March 14, 2005, by and among News America Incorporated, the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 9, 2006.)

4.37	Eleventh Supplemental Indenture, dated as of March 21, 2005, by and among News America Incorporated, the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.4 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 9, 2006.)

4.38	Twelfth Supplemental Indenture, dated as of May 23, 2007, by and among News America Incorporated, the guarantor named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.13 to the Registration Statement of News Corporation on Form S-4 (File No. 333-143335) filed with the Securities and Exchange Commission on May 29, 2007.)

4.39	Indenture, dated as of November 12, 1996, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures due 2016. (Incorporated by reference to Exhibit 4(i) to the Registration Statement of The News Corporation Limited on Form F-3 (Registration No. 333-6896) filed with the Securities and Exchange Commission on May 9, 1997.)

4.40	First Supplemental Indenture, dated as of March 2, 2000, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures due 2016. (Incorporated by reference to Exhibit 2.39 to the Annual Report of The News Corporation Limited on Form 20-F (File No. 1-9141) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2001.)

4.41	Second Supplemental Indenture, dated as of February 14, 2001, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures due 2016. (Incorporated by reference to Exhibit 2.40 to the Annual Report of The News Corporation Limited on Form 20-F (File No. 1-9141) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2001.)

Number	Description
4.42	Third Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures due 2016. (Incorporated by reference to Exhibit 4.27 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.)

4.43	Fourth Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, News Corporation, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures due 2016. (Incorporated by reference to Exhibit 4.34 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

4.44	Fifth Supplemental Indenture, dated as of March 14, 2005, by and among News America Incorporated, News Corporation, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures due 2016. (Incorporated by reference to Exhibit 4.44 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 27, 2006.)

4.45	Sixth Supplemental Indenture, dated as of March 21, 2007, by and among News America Incorporated, News Corporation, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the 5% Subordinated Discount Debentures due 2016. (Incorporated by reference to Exhibit 4.45 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.)

4.46	Indenture, dated as of March 21, 2003, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Beneficial Unsecured exChangeable Securities. (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form F-3/S-3 of News America Incorporated (Registration No. 333-106837) filed with the Securities and Exchange Commission on August 19, 2003.)

4.47	First Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Beneficial Unsecured exChangeable Securities. (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form F-3/S-3 of News America Incorporated (Registration No. 333-106837) filed with the Securities and Exchange Commission on August 19, 2003.)

4.48	Second Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, News Corporation, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Beneficial Unsecured exChangeable Securities. (Incorporated by reference to Exhibit 4.37 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

4.49	Third Supplemental Indenture, dated as of March 14, 2005, by and among News America Incorporated, News Corporation, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Beneficial Unsecured exChangeable Securities. (Incorporated by reference to Exhibit 4.49 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.)

Number	Description
4.50	Fourth Supplemental Indenture, dated as of March 21, 2005, by and among News America Incorporated, News Corporation, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Beneficial Unsecured exChangeable Securities. (Incorporated by reference to Exhibit 4.50 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.)

4.51	Form of Notes representing $1.0 billion principal amount of 6.20% Senior Notes due 2034 and $750 million principal amount of 5.30% Senior Notes due 2014 and Officer’s Certificate of News Corporation relating thereto, dated December 3, 2004, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the News Corporation Limited (n/k/a News Holdings Limited), the other Guarantors named therein and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on December 3, 2004.)

4.52	Form of Notes representing $1.15 billion principal amount of 6.40% Senior Notes due 2035 and Officers’ Certificate of News Corporation relating thereto, dated December 23, 2005, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented among the Company and the subsidiary guarantors named therein and the Bank of New York as Trustee. (Incorporated by reference to Exhibit 4.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 9, 2006.)

4.53	Form of Notes representing $1 billion principal amount of 6.150% Senior Notes due 2037 and Officers’ Certificate of News Corporation relating thereto, dated March 2, 2007, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America, News Corporation, as guarantor, and the other subsidiary guarantors named therein and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 9, 2007.)

4.54	Form of Notes representing $1.25 billion principal amount of 6.65% Senior Notes due 2037 and Officers’ Certificate of News Corporation relating thereto, dated November 14, 2007, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America Incorporated, the Guarantor named therein and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 6, 2008.)

4.55	Registration Rights Agreement, dated February 13, 2009, by and among News America Incorporated, News Corporation and J.P. Morgan Securities Inc. as Initial Purchaser. (Incorporated by reference to Exhibit 4.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 7, 2009.)

4.56	Form of Notes representing $700 million principal amount of 6.90% Senior Notes due 2019 and Officer’s Certificate of News Corporation relating thereto, dated February 13, 2009, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America Incorporated, the Guarantor named therein and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 7, 2009.)

Number	Description
4.57	Form of Notes representing $300 million principal amount of 7.85% Senior Notes due 2039 and Officer’s Certificate of News Corporation relating thereto, dated February 13, 2009, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America Incorporated, the Guarantor named therein and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 7, 2009.)

10.1	Amended and Restated Employment Agreement, dated as of August 1, 2004, by and between News America Incorporated and Peter Chernin. (Incorporated by reference to Exhibit 10.11 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.) ±

10.2	Form of Amendment to the Amended and Restated Employment Agreement between News America Incorporated and Peter Chernin. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 10, 2005.) ±

10.3	Amendment dated September 8, 2005 to the Amended and Restated Employment Agreement between News America Incorporated and Peter Chernin. (Incorporated by reference to Exhibit 10.6 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 10, 2005.) ±

10.4	Amendment to the Amended and Restated Employment Agreement, dated August 3, 2006, between News America Incorporated and Peter Chernin. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 9, 2006.) ±

10.5	Amendment to the Amended and Restated Employment Agreement, dated December 16, 2008, between News America Incorporated and Peter Chernin. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 6, 2009.) ±

10.6	Letter Agreement, dated June 26, 2009, by and between News America Incorporated and Peter Chernin.*±

10.7	News Corporation 2004 Stock Option Plan. (Incorporated by reference to Exhibit 10.12 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.) ±

10.8	News Corporation 2004 Replacement Stock Option Plan. (Incorporated by reference to Exhibit 10.13 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.) ±

10.9	Master Assignment, Assumption and Indemnity Agreement, dated as of September 13, 2004, by and between The News Corporation Limited, Carlholt Pty. Ltd. and News Corporation, Inc. (Incorporated by reference to Exhibit 10.14 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

10.10	Non-Executive Director Compensation Summary Sheet.(Incorporated by reference to Exhibit 10.8 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352 filed with the Securities and Exchange Commission on August 13, 2008.) ±

10.11	Employment Agreement, dated as of November 15, 2004, by and between News America Incorporated and David F. DeVoe. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 5, 2005.) ±

Number	Description
10.12	Amendment to the Employment Agreement, dated December 16, 2008, between News America Incorporated and David F. DeVoe. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 6, 2009.) ±

10.13	News Corporation 2005 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on July 7, 2005.) ±

10.14	Amendment No. 1 to the News Corporation 2005 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.12 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.)±

10.15	Employment Agreement, dated as of January 1, 2005, by and between News America Incorporated and Lawrence A. Jacobs. (Incorporated by reference to Exhibit 10.16 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on September 1, 2005.) ±

10.16	Amendment to the Employment Agreement, dated December 16, 2008, between News America Incorporated and Lawrence A. Jacobs. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 6, 2009.) ±

10.17	Letter Agreement between the Company and K. Rupert Murdoch dated July 28, 2005. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 3, 2005.) ±

10.18	Letter Agreement between the Company and David F. DeVoe dated July 28, 2005. (Incorporated by reference to Exhibit 10.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 3, 2005.) ±

10.19	Form of Restricted Share Unit Agreement for Cash-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 10, 2005.) ±

10.20	Form of Restricted Share Agreement for Stock-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.3 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 10, 2005.) ±

10.21	Amended and Restated Employment Agreement, dated as of November 20, 2008, between News America Incorporated and Roger Ailes. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 6, 2009.) ±

10.22	Stipulation of Settlement, dated April 12, 2006. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on April 13, 2006.)

10.23	Credit Agreement, dated as of May 23, 2007, among News America Incorporated, News Corporation and the initial lenders named therein, Citibank, N.A. as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint lead arrangers and joint bookrunners. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on May 29, 2007.)

Number	Description
10.24	Form of Performance Award Agreement Settled in Cash-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.23 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.)±

10.25	Form of Performance Award Agreement Settled in Stock-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.24 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.)±

10.26	Voting and Support Agreement, by and among News Corporation and the signatory stockholders thereto, dated as of July 31, 2007. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 1, 2007.)

10.27	Form of Agreement, by and among Dow Jones & Company, Inc., News Corporation and the Special Committee. (Incorporated by reference to Exhibit 10.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 1, 2007.)

10.28	Summary of Key Terms of the Compensation Arrangement for James R. Murdoch. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 8, 2008.)±

12.1	Ratio of Earnings to Fixed Charges.*

21	List of Subsidiaries.*

23.1	Consent of Ernst & Young LLP regarding News Corporation.*

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

*	Filed herewith.
±	Management contract or compensatory plan or arrangement.