Form 10-Q
period 2009-09-30
NEWS CORP
filed 2009-11-05
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

NEWS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 2, 2009, 1,821,495,259 shares of Class A Common Stock, par value $0.01 per share, and 798,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	For the three months ended September 30,
	2009	2008
Revenues	$7,199	$7,509
Expenses:
Operating	4,405	4,571
Selling, general and administrative	1,435	1,681
Depreciation and amortization	297	296
Other operating charges	20	8

Operating income	1,042	953
Other income (expense):
Equity earnings (losses) of affiliates	32	(359)
Interest expense, net	(245)	(221)
Interest income	25	40
Other, net	(12)	304

Income before income tax expense	842	717
Income tax expense	(245)	(181)

Net income	597	536
Less: Net income attributable to noncontrolling interests	(26)	(21)

Net income attributable to News Corporation stockholders	$571	$515

Dividend declared per share	$0.06	$0.06
Weighted average shares:
Basic	2,616	2,611
Diluted	2,617	2,613
Net income attributable to News Corporation stockholders per share - basic and diluted	$0.22	$0.20

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	At September 30, 2009	At June 30, 2009
Assets:
Current assets:
Cash and cash equivalents	$7,832	$6,540
Receivables, net	6,208	6,287
Inventories, net	2,783	2,477
Other	602	532

Total current assets	17,425	15,836

Non-current assets:
Receivables	244	282
Investments	3,105	2,957
Inventories, net	3,511	3,178
Property, plant and equipment, net	6,248	6,245
Intangible assets, net	8,947	8,925
Goodwill	14,492	14,382
Other non-current assets	1,344	1,316

Total assets	$55,316	$53,121

Liabilities and Equity:
Current liabilities:
Borrowings	$2,071	$2,085
Accounts payable, accrued expenses and other current liabilities	5,577	5,279
Participations, residuals and royalties payable	1,376	1,388
Program rights payable	1,180	1,115
Deferred revenue	786	772

Total current liabilities	10,990	10,639

Non-current liabilities:
Borrowings	13,182	12,204
Other liabilities	2,997	3,027
Deferred income taxes	3,326	3,276
Redeemable noncontrolling interests	342	343
Commitments and contingencies

Equity:
Class A common stock (1)	18	18
Class B common stock (2)	8	8
Additional paid-in capital	17,329	17,354
Retained earnings and accumulated other comprehensive income	6,698	5,844

Total News Corporation stockholders’ equity	24,053	23,224
Noncontrolling interests	426	408

Total equity	24,479	23,632

Total liabilities and equity	$55,316	$53,121

(1)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,821,481,910 shares and 1,815,449,495 shares issued and outstanding, net of 1,776,865,641 and 1,776,865,809 treasury shares at par at September 30, 2009 and June 30, 2009, respectively.

(2)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 313,721,702 treasury shares at par at September 30, 2009 and June 30, 2009.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the three months ended September 30,
	2009	2008
Operating activities:
Net income	$597	$536
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	297	296
Amortization of cable distribution investments	23	23
Equity (earnings) losses of affiliates	(32)	359
Cash distributions received from affiliates	16	30
Other, net	12	(304)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	120	(199)
Inventories, net	(623)	(442)
Accounts payable and other liabilities	270	(59)

Net cash provided by operating activities	680	240

Investing activities:
Property, plant and equipment, net of acquisitions	(130)	(213)
Acquisitions, net of cash acquired	(71)	(65)
Investments in equity affiliates	(114)	(15)
Other investments	(51)	(16)
Proceeds from sale of investments, other non-current assets and business disposals	4	1,010

Net cash (used in) provided by investing activities	(362)	701

Financing activities:
Borrowings	1,006	38
Repayment of borrowings	(73)	(33)
Issuance of shares	21	3
Dividends paid	(13)	(7)
Other, net	1	18

Net cash provided by financing activities	942	19

Net increase in cash and cash equivalents	1,260	960
Cash and cash equivalents, beginning of period	6,540	4,662
Exchange movement of opening cash balance	32	(122)

Cash and cash equivalents, end of period	$7,832	$5,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

News Corporation, a Delaware corporation, with its subsidiaries (together “News Corporation” or the “Company”), is a diversified global media company, which manages and reports its businesses in eight segments: Filmed Entertainment, Television, Cable Network Programming (which now includes STAR Group Limited (“STAR”) see Note 15—Segment Information), Direct Broadcast Satellite Television (“DBS”), Integrated Marketing Services (formerly Magazines and Inserts, see Note 15 – Segment Information), Newspapers and Information Services, Book Publishing and Other.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these unaudited consolidated financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.

These interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 as filed with the Securities and Exchange Commission (“SEC”) on August 12, 2009 (the “2009 Form 10-K”).

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

Certain fiscal 2009 amounts have been reclassified to conform to the fiscal 2010 presentation.

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to each reporting date. As such, all references to September 30, 2009 and September 30, 2008 relate to the three month periods ended September 27, 2009 and September 28, 2008, respectively. For convenience purposes, the Company continues to date its financial statements as of September 30.

In accordance with Accounting Standards Codification (“ASC”) 220 “Comprehensive Income,” total comprehensive income (loss) for the Company consisted of the following:

	For the three months ended September 30,
	2009	2008
	(in millions)
Net income, as reported	$597	$536
Other comprehensive income:
Foreign currency translation adjustments	392	(1,145)
Unrealized holding gains (losses) on securities, net of tax	44	(18)
Benefit plan adjustments	9	2

Total comprehensive income (loss)	1,042	(625)

Less: net income attributable to noncontrolling interests (1)	(26)	(21)
Less: foreign currency translation adjustments attributable to noncontrolling interests (1)	(5)	13

Comprehensive income (loss) attributable to News Corporation stockholders	$1,011	$(633)

(1)	Includes amounts relating to noncontrolling interests classified as equity and redeemable noncontrolling interests classified as temporary equity.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

On July 1, 2009, the Company adopted the provisions of ASC 805 “Business Combinations” (“ASC 805”), which significantly changed the Company’s accounting for business combinations on a prospective basis in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under ASC 805, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense.

On July 1, 2009, the Company adopted the new provisions of ASC 810 “Consolidation” (“ASC 810”), which changed the accounting and reporting for minority interests. As a result of the adoption of these provisions, minority interests have been recharacterized as noncontrolling interests and classified as a component of equity, with the exception of redeemable noncontrolling interests. In accordance with ASC 810, the presentation and disclosure requirements for existing noncontrolling interests were applied retrospectively. All other requirements of these provisions were applied prospectively.

The following table summarizes changes in equity (in millions):

	For the three months ended September 30,
	2009				2008
	News Corporation Stockholders	Noncontrolling Interests		Total Equity	News Corporation Stockholders	Noncontrolling Interests		Total Equity
Balance, beginning of period	$23,224	$408		$23,632	$28,623	$631		$29,254
Net income	571	23	(a)	594	515	19	(a)	534
Other comprehensive income (loss)	440	5	(a)	445	(1,148)	(8	)(a)	(1,156)
Issuance of shares	69	—		69	66	—		66
Dividends declared	(157)	—		(157)	(157)	—		(157)
Other	(94)	(10	)(b)	(104)	(79)	—	(b)	(79)

Balance, end of period	$24,053	$426		$24,479	$27,820	$642		$28,462

(a)

Net income attributable to noncontrolling interests excludes $3 million and $2 million relating to redeemable noncontrolling interests which is reflected in temporary equity for the three months ended September 30, 2009 and 2008, respectively. Other comprehensive income (loss) attributable to noncontrolling interests excludes nil and $(5) million relating to redeemable noncontrolling interests for the three months ended September 30, 2009 and 2008, respectively.

(b)

Other activity attributable to noncontrolling interests excludes $(4) million and $14 million relating to redeemable noncontrolling interests for the three months ended September 30, 2009 and 2008, respectively.

On July 1, 2009, the Company adopted the new provisions of ASC 350 “Intangibles - Goodwill and Other” (“ASC 350”), which set forth the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset and is intended to improve the consistency between the useful life of a recognizable intangible asset and the period of expected cash flows used to measure the fair value of that asset. This adoption changed the Company’s determination of useful lives for intangible assets on a prospective basis.

On July 1, 2009, the Company adopted the additional provisions of ASC 820 “Fair Value Measurement and Disclosure” (“ASC 820”), which apply to non-recurring fair value measurements of non-financial assets and liabilities, such as measurement of potential impairments of goodwill, other intangible assets, other long-lived assets and non-financial assets held by a pension plan. These additional provisions also apply to the fair value measurements of non-financial assets acquired and liabilities assumed in business combinations. The Company’s adoption of the additional provisions of ASC 820 did not have a material effect on the Company’s consolidated financial statements.

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-05 “Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 amends Subtopic 820-10 “Fair Value Measurements and Disclosures - Overall” and provides clarification on the methods to be used in circumstances in which a quoted price in an active market for the identical liability is not available.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In June 2010, the Company will adopt the new provisions of ASC 715 “Compensation – Retirement Benefits,” which expand the disclosure requirements of defined benefit plans. The expanded disclosure requirements include: (i) investment policies and strategies; (ii) the major categories of plan assets; (iii) the inputs and valuation techniques used to measure plan assets; (iv) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (v) significant concentrations of risk within plan assets.

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

The aforementioned acquisitions were all accounted for in accordance with ASC 805. The excess purchase price that has been allocated or has been preliminarily allocated to goodwill is not being amortized for all of the acquisitions noted above in accordance with ASC 350. Where the allocation of the excess purchase price is not final, the amount allocated to goodwill is subject to change upon completion of final valuations of certain assets and liabilities. A future reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets could reduce future earnings as a result of additional amortization.

Disposals

In July 2008, the Company completed the sale of eight of its owned-and-operated FOX network affiliated television stations (the “Stations”) for approximately $1 billion in cash. The Stations included: WJW in Cleveland, OH; KDVR in Denver, CO; KTVI in St. Louis, MO; WDAF in Kansas City, MO; WITI in Milwaukee, WI; KSTU in Salt Lake City, UT; WBRC in Birmingham, AL; and WGHP in Greensboro, NC. In connection with the transaction, the Stations entered into new affiliation agreements with the Company to receive network programming and assumed existing contracts with the Company for syndicated programming. In addition, the Company recorded a gain of approximately $232 million in Other, net in the consolidated statements of operations during the three months ended September 30, 2008.

Other transactions

In February 2009, the Company, two newly incorporated subsidiaries of funds advised by Permira Advisers LLP (the “Permira Newcos”) and the Company’s then majority-owned, publicly-held subsidiary, NDS Group plc (“NDS”), completed a transaction pursuant to which all issued and outstanding NDS Series A ordinary shares, including those represented by American Depositary Shares traded on The NASDAQ Stock Market, were acquired for per-share consideration of $63 in cash (the “NDS Transaction”). As part of the transaction, approximately 67% of the NDS Series B ordinary shares held by the Company were exchanged for $63 per share in a mix of approximately $1.5 billion in cash, which included $780 million of cash retained upon the deconsolidation of NDS, and a $242 million vendor note. As a result of the transaction, NDS ceased to be a public company and the Permira Newcos and the Company now own approximately 51% and 49% of NDS, respectively. The Company’s remaining interest in NDS is accounted for under the equity method of accounting. A gain of $1.2 billion was recognized on the sale of the Company’s interest in NDS and was included in Other, net in the consolidated statements of operations in the third quarter of fiscal 2009.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3—Receivables, net

Receivables, net consisted of:

	At September 30, 2009	At June 30, 2009
	(in millions)
Total receivables	$7,573	$7,727
Allowances for returns and doubtful accounts	(1,121)	(1,158)

Total receivables, net	6,452	6,569
Less: current receivables, net	(6,208)	(6,287)

Non-current receivables, net	$244	$282

Note 4—Restructuring Programs

In fiscal 2009, certain of the markets in which the Company’s businesses operate experienced a weakening in the economic climate which adversely affected advertising revenue and other consumer driven spending. As a result, a number of the Company’s businesses implemented a series of operational actions to address the Company’s cost structure, including the Company’s digital media properties, which were restructured to align resources more closely with business priorities. This restructuring program included significant job reductions, both domestically and internationally, to enable the businesses to operate on a more cost effective basis. In conjunction with this project, the Company also eliminated excess facility requirements. Several other businesses of the Company implemented similar plans in fiscal 2009, including its U.K. and Australian newspapers, HarperCollins, MyNetworkTV and the Fox Television Stations. During the fiscal year ended June 30, 2009, the Company recorded restructuring charges in accordance with ASC 420 “Exit or Disposal Cost Obligations” of approximately $312 million which were included in Other operating charges in the consolidated statements of operations.

During the three months ended September 30, 2009, the Company recorded approximately $20 million of additional restructuring charges in Other operating charges in the consolidated statements of operations, primarily due to a restructuring to combine the sales and distribution operations of the STAR channels with those of the Company’s other international cable businesses. The restructuring charges during the three months ended September 30, 2009 reflect $18 million recorded at the Cable Network Programming segment for STAR and $2 million recorded at the Other segment related to accretion on facility termination obligations.

Changes in the program liabilities were as follows:

	For the three months ended September 30, 2009
	One time termination benefits	Facility related costs	Other costs	Total
		(in millions)
Beginning of period	$65	$164	$8	$237
Additions	13	7	—	20
Payments	(41)	(5)	—	(46)

End of period	$37	$166	$8	$211

The Company expects to record an additional $77 million of restructuring charges principally related to accretion on facility termination obligations through fiscal 2021. At September 30, 2009, restructuring liabilities of approximately $68 million and $143 million were included in the consolidated balance sheets in other current liabilities and other liabilities, respectively. Facility related costs of $143 million included in other liabilities and additional accretion are expected to be paid through fiscal 2021.

Dow Jones

As a result of the Dow Jones & Company, Inc. (“Dow Jones”) acquisition in fiscal 2008, the Company established and approved plans to integrate the acquired operations into the Newspapers and Information Services segment. The cost to implement these plans consists of separation payments for certain Dow Jones executives under the change in control plan Dow Jones had established prior to the acquisition, non-cancelable lease commitments and lease termination charges for leased facilities that have or will be exited and other contract termination costs associated with the restructuring activities.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the plan liabilities were as follows (in millions):

	For the three months ended September 30,
	2009	2008
Beginning of period	$126	$180
Additions	—	15
Payments	(19)	(27)

End of period	$107	$168

Note 5—Inventories, net

The Company’s inventories were comprised of the following:

	At September 30, 2009	At June 30, 2009
	(in millions)
Programming rights	$3,322	$3,038
Books, DVDs, paper and other merchandise	420	361
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	513	533
Completed, not released	44	137
In production	960	664
In development or preproduction	64	73

	1,581	1,407

Television productions:
Released (including acquired libraries)	621	589
Completed, not released	—	—
In production	344	256
In development or preproduction	6	4

	971	849

Total filmed entertainment costs, less accumulated amortization (a)	2,552	2,256

Total inventories, net	6,294	5,655
Less: current portion of inventory, net (b)	(2,783)	(2,477)

Total noncurrent inventories, net	$3,511	$3,178

(a)

Does not include $483 million and $491 million of net intangible film library costs as of September 30, 2009 and June 30, 2009, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheets.

(b)	Current inventory as of September 30, 2009 and June 30, 2009 was comprised of programming rights ($2,395 million and $2,149 million, respectively), books, DVDs, paper and other merchandise.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Investments

The Company’s investments were comprised of the following:

		Ownership Percentage		At September 30, 2009	At June 30, 2009
				(in millions)
Equity method investments:
British Sky Broadcasting Group plc (1)	U.K. DBS operator	39%		$955	$877
Sky Deutschland AG (1)	German pay-TV operator	40	%(2)	381	437
Sky Network Television Ltd. (1)	New Zealand media company	44%		327	305
NDS	Digital technology company	49%		242	232
Other equity method investments		various		747	707
Fair value of available-for-sale investments		various		218	150
Other investments		various		235	249

				$3,105	$2,957

(1)

The market value of the Company’s investment in British Sky Broadcasting Group plc (“BSkyB”), Sky Deutschland AG (“Sky Deutschland”) and Sky Network Television Ltd. was $6,278 million, $1,009 million and $568 million at September 30, 2009, respectively.

(2)

During the first quarter of fiscal 2010, the Company entered into a series of purchase transactions resulting in the Company increasing its interest in Sky Deutschland. (See Fiscal Year 2010 Transactions below for further discussion)

The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	At September 30, 2009	At June 30, 2009
	(in millions)
Cost basis of available-for-sale investments	$38	$38
Accumulated gross unrealized gain	181	113
Accumulated gross unrealized loss	(1)	(1)

Fair value of available-for-sale investments	$218	$150

Deferred tax liability	$63	$39

Fiscal Year 2010 Transactions

During the first quarter of fiscal 2010, the Company acquired additional shares of Sky Deutschland, increasing its ownership from approximately 38% at June 30, 2009 to approximately 40% at September 30, 2009.

Fiscal Year 2009 Transactions

Investments in Sky Deutschland

During fiscal 2008, the Company, through a series of transactions, acquired a 25% ownership interest in Sky Deutschland for cash consideration of approximately $666 million. As of April 2008, the Company had acquired an interest in Sky Deutschland of greater than 20% and exercised significant influence over Sky Deutschland and, accordingly, the Company began accounting for its investment in Sky Deutschland under the equity method of accounting.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Investments in Sky Deutschland

On October 2, 2008, Sky Deutschland announced guidance on its earnings before interest, taxes, depreciation and amortization (“EBITDA”) indicating results substantially below prior guidance for calendar 2008. Sky Deutschland also announced that it had adopted a new classification of subscribers at September 30, 2008. The day after this announcement, Sky Deutschland experienced a significant decline in its market value. As a result of this decline, the Company’s carrying value in Sky Deutschland exceeded its market value based upon Sky Deutschland’s closing share price of €4.38 on October 3, 2008. The Company believed that this decline was not temporary based on the assessment described below and, accordingly, recorded an impairment charge of $422 million representing the difference between the Company’s carrying value and the market value. The impairment charge was included in Equity earnings (losses) of affiliates in the Company’s consolidated statements of operations during the three months ended September 30, 2008.

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

Other

In August 2008, the Company entered into an agreement providing for the restructuring of the Company’s content acquisition agreements with Balaji Telefilms Ltd (“Balaji”). As part of this restructuring agreement, the Company no longer has representation on Balaji’s board of directors and does not have significant influence in management decisions; therefore, the Company believes that it no longer has the ability to exercise significant influence over Balaji. Accordingly, the Company accounts for its investment in Balaji under the cost method of accounting and the carrying value is adjusted to market value each reporting period as required under ASC 320 “Investments.”

In February 2009, the NDS Transaction was completed, resulting in the Permira Newcos and the Company owning approximately 51% and 49% of NDS, respectively. The Company’s remaining interest in NDS is accounted for under the equity method of accounting. (See Note 2—Acquisitions, Disposals and Other Transactions for further discussion)

Note 7—Fair Value

In accordance with ASC 820, fair value measurements are required to be disclosed using a three-tiered fair value hierarchy which distinguishes market participant assumptions into the following categories: (i) inputs that are quoted prices in active markets (“Level 1”); (ii) inputs other than quoted prices included within Level 1 that are observable, including quoted prices for similar assets or liabilities (“Level 2”); and (iii) inputs that require the entity to use its own assumptions about market participant assumptions (“Level 3”). Additionally, in accordance with ASC 815 “Derivatives and Hedging” (“ASC 815”), the Company has included additional disclosures about the Company’s derivatives and hedging activities (Level 2).

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information about financial assets and liabilities carried at fair value on a recurring basis as of September 30, 2009:

Description	Total as of September 30, 2009	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in millions)
Assets
Available-for-sale securities (1)	$218	$218	$—	$—
Liabilities
Derivatives (2)	(24)	—	(24)	—

Redeemable noncontrolling interests (3)	(342)	—	—	(342)

Total	$(148)	$218	$(24)	$(342)

(1)	See Note 6 – Investments

(2)

Represents derivatives associated with the Company’s exchangeable securities and foreign exchange forward contracts designated as hedges and other financial instruments. As of September 30, 2009, fair value of warrants related to TOPrS of approximately $8 million were included in non-current liabilities. In addition to this amount was the fair value of the foreign exchange forward contracts of approximately $16 million which are recorded in the underlying hedged balances. Cash flows from the settlement of foreign exchange forward contracts (which generally occurs within 12 months from the inception of the contracts) offset cash flows from the underlying hedged item and are included in operating activities in the consolidated statements of cash flows. The Company uses financial instruments designated as cash flow hedges primarily to hedge its limited exposures to foreign currency exchange risks associated with the cost for producing or acquiring films and television programming abroad. The effective changes in fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income with foreign currency translation adjustments. Amounts are reclassified from accumulated other comprehensive income when the underlying hedged item is recognized in earnings. If derivatives are not designated as hedges, changes in fair value are recorded in earnings.

(3)

The Company accounts for redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A “Distinguishing Liabilities from Equity” because their exercise is outside the control of the Company and, accordingly, has included the fair value of the redeemable noncontrolling interests in the consolidated balance sheets. The redeemable noncontrolling interests recorded at fair value include put arrangements held by the noncontrolling interests in one of the Company’s majority-owned regional sports networks (“RSN”), in a majority-owned outdoor marketing subsidiary of the Company and in one of the Company’s Asian general entertainment television joint ventures.

The fair value of the redeemable noncontrolling interest in the Company’s RSN was determined by using a discounted EBITDA valuation model, assuming a 9.5% discount rate.

The fair value of the redeemable noncontrolling interest in the majority–owned outdoor marketing subsidiary was determined using a discounted cash flow analysis assuming a 5% terminal growth rate and a 15% discount rate.

The fair value of the redeemable noncontrolling interest in the Asian general entertainment television joint venture was determined using discounted cash flow analysis assuming a multiple of eight times terminal year EBITDA.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The changes in fair value of liabilities classified as Level 3 measurements during the three months ended September 30, 2009 were as follows:

For the three months ended September 30, 2009
(in millions)
Beginning of period	$(343)
Total gains (losses) included in Net income	(3)
Other	4

End of period	$(342)

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables, payables and cost investments, approximate fair value.

The aggregate fair value of the Company’s borrowing at September 30, 2009 was approximately $16.0 billion compared with a carrying value of $15.3 billion and at June 30, 2009 was approximately $13.5 billion compared with a carrying value of $14.3 billion. Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market.

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables do not represent significant concentrations of credit risk at September 30, 2009 or June 30, 2009 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At September 30, 2009, the Company did not anticipate nonperformance by the counterparties.

Note 8—Goodwill and Other Intangible Assets

During the three months ended September 30, 2009, the changes in the carrying value of goodwill and intangible assets were primarily due to foreign currency translation adjustments.

Note 9—Borrowings

On August 25, 2009, News America Incorporated (“NAI”), an indirect wholly-owned subsidiary of the Company, entered into an indenture, with the Company, as Guarantor, and The Bank of New York Mellon, as Trustee (the “Indenture”). The following notes were sold pursuant to the Indenture:

Notes due 2020 and 2039

In August 2009, NAI issued $400 million of 5.65% Senior Notes due 2020 and $600 million of 6.90% Senior Notes due 2039. The net proceeds received of approximately $989 million will be used for general corporate purposes. These notes were issued under the Indenture.

Note 10—Equity

Dividends

During the three months ended September 30, 2009, the Company declared a dividend of $.06 per share on both its Class A common stock, par value $0.01 per share (“Class A Common Stock”) and its Class B common stock, par value $0.01 per share (“Class B Common Stock”), which was paid in October 2009 to stockholders of record on September 9, 2009. The related total aggregate dividend paid to stockholders in October 2009 was approximately $157 million.

Note 11—Equity-Based Compensation

The following table summarizes the Company’s equity-based compensation transactions:

	For the three months ended September 30,
	2009	2008
	(in millions)
Equity-based compensation	$45	$49

Cash received from exercise of equity-based compensation	$21	$3

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2009, the Company’s total compensation cost related to non-vested stock options, restricted stock units (“RSUs”) and stock appreciation rights not yet recognized for all equity-based compensation plans was approximately $227 million, the majority of which is expected to be recognized over the next three fiscal years. Compensation expense on all equity-based awards is generally recognized on a straight-line basis over the vesting period of the entire award.

Stock options exercised during the three months ended September 30, 2009 and 2008 resulted in the Company’s issuance of approximately 1.8 million and 0.2 million shares of Class A Common Stock, respectively. The intrinsic value of the shares exercised during the three months ended September 30, 2009 and 2008 was not material.

During the three months ended September 30, 2009, the Company issued 5.4 million RSUs. These RSUs will be settled in shares of Class A Common Stock upon vesting, except for approximately 0.9 million RSUs that will be settled in cash. RSUs granted to executive directors and certain awards granted to employees in certain foreign locations are settled in cash. At September 30, 2009 and June 30, 2009, the liability for cash-settled RSUs was $36 million and $52 million, respectively.

During the three months ended September 30, 2009 and 2008, approximately 9.2 million and 7.8 million RSUs vested, respectively, of which approximately 7.0 million and 6.2 million, respectively, were settled in Class A Common Stock, before statutory tax withholdings, and the remaining RSUs were settled in cash.

The Company recognized a tax expense on vested RSUs and stock options exercised of $12 million and $5 million for the three months ended September 30, 2009 and 2008, respectively.

Note 12—Commitments and Guarantees

Commitments

During the three months ended September 30, 2009, the Company renewed its rights to broadcast Italy’s National League Football matches through fiscal 2012. The Company expects to pay approximately $1.7 billion over the term of the agreement.

Other than as previously disclosed in these notes to the Company’s unaudited consolidated financial statements, the Company’s commitments have not changed significantly from disclosures included in the 2009 Form 10-K.

Guarantees

The Company’s guarantees have not changed significantly from disclosures included in the 2009 Form 10-K.

Note 13—Contingencies

Intermix

In November 2005, plaintiff in a derivative action captioned LeBoyer v. Greenspan et al. pending against various former Intermix Media, Inc. (“Intermix”) directors and officers in the United States District Court for the Central District of California filed a First Amended Class and Derivative Complaint (the “Amended Complaint”). The Amended Complaint made various allegations and purported class claims arising out of the transaction whereby Intermix was acquired by Fox Interactive Media, an indirect wholly-owned subsidiary of the Company (the “FIM Transaction”), which was consummated on September 30, 2005. Plaintiff also named as defendants all of the members of the Intermix board of directors incumbent at the time of the FIM Transaction, including Mr. Rosenblatt, Intermix’s former Chief Executive Officer, and certain entities affiliated with VantagePoint Venture Partners (“VantagePoint”), a former major Intermix shareholder. With respect to the FIM Transaction, the Amended Complaint alleged violations of Section 14a of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that defendants breached their fiduciary duties to Intermix shareholders by, among other things, engaging in self-dealing and an unfair process for the sale of Intermix resulting in an unfair price to shareholders. Direct and derivative claims were alleged. By order dated May 22, 2007, the court granted defendants’ motion to dismiss the derivative claims asserted in the Amended Complaint. As explained in the next paragraph, the court subsequently consolidated this case with the Brown v. Brewer action also pending before the court. On July 11, 2007, plaintiff filed the consolidated first amended complaint under the Brown case title. See the discussion of Brown for the subsequent developments in the consolidated case.

On June 14, 2006, a purported class action lawsuit, captioned Jim Brown v. Brett C. Brewer, et al., was filed against certain former Intermix directors and officers in the United States District Court for the Central District of California. The plaintiff asserted claims for alleged breaches of fiduciary duty and violations of Section 14a and Rule 14a-9 promulgated under the Exchange Act, as well as

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

control person liability under Section 20a of the Exchange Act. The plaintiff alleged that certain defendants disseminated false and misleading definitive proxy statements on two occasions: one on December 30, 2003 in connection with the shareholder vote on January 29, 2004 on the election of directors and ratification of financing transactions with certain entities of VantagePoint, and another on August 25, 2005 in connection with the shareholder vote on the FIM Transaction. The complaint named as defendants certain VantagePoint related entities, the former general counsel of Intermix and the members of the Intermix board of directors who were incumbent on the dates of the respective proxy statements. Intermix was not named as a defendant, but Intermix has certain indemnity obligations to the former officer and director defendants in connection with these claims and allegations. On August 25, 2006, plaintiff amended his complaint to add certain investment banks (the “Investment Banks”) as defendants. Intermix has certain indemnity obligations to the Investment Banks as well. Plaintiff amended his complaint again on September 27, 2006, which defendants moved to dismiss. On February 9, 2007, the case was transferred to Judge George H. King, the judge assigned to the LeBoyer action. On June 11, 2007, Judge King ordered, among other things, the Brown case be consolidated with the LeBoyer action. On July 11, 2007, plaintiffs filed the consolidated first amended complaint, which defendants moved to dismiss. By order dated January 17, 2008, Judge King granted defendants’ motion to dismiss the 2003 proxy claims (concerning VantagePoint transactions) and the 2005 proxy claims (concerning the FIM Transaction), as well as a claim against the VantagePoint entities alleging unjust enrichment. The court found it unnecessary to rule on dismissal of the remaining claims, which are related to the FIM Transaction, because the dismissal disposed of those claims. On February 8, 2008, plaintiffs filed a consolidated second amended complaint, which defendants moved to dismiss on February 28, 2008. By order dated July 15, 2008, the court granted in part and denied in part defendants’ motion to dismiss. The 2003 proxy claims and the claims against the Investment Banks were dismissed with prejudice. Subsequently, plaintiff voluntarily dismissed the VantagePoint-related entities and Intermix’s former general counsel. The Section 14a and Section 20a claims, as well as the breach of fiduciary duty claims related to the FIM Transaction, remain against the officer and director defendants. On June 22, 2009, the court granted plaintiff’s motion for class certification, certifying a class of all holders of Intermix common stock, from July 18, 2005 through consummation of the FIM Transaction, who were allegedly harmed by defendants’ improper conduct as set forth in the complaint. Fact and expert discovery have been completed. On October 19, 2009, defendants filed a motion for summary judgment and plaintiff filed a motion for summary adjudication. No trial date has been set yet.

News America Marketing

On January 18, 2006, Valassis Communications, Inc. (“Valassis”) filed a complaint against NAI, News America Marketing FSI, LLC and News America Marketing Services, In-Store, LLC (collectively “News America”) in the United States District Court for the Eastern District of Michigan. Valassis alleges that News America possesses monopoly power in a claimed in-store advertising and promotions market (the “in-store market”) and has used that power to gain an unfair advantage over Valassis in a purported market for coupons distributed by free-standing inserts (“FSIs”). Valassis alleges that News America is attempting to monopolize the purported FSI market by leveraging its alleged monopoly power in the purported in-store market, thereby allegedly violating Section 2 of the Sherman Antitrust Act of 1890, as amended (the “Sherman Act”). Valassis further alleges that News America has unlawfully bundled the sale of in-store marketing products with the sale of FSIs and that such bundling constitutes unlawful tying in violation of Sections 1 and 3 of the Sherman Act. Additionally, Valassis alleges that News America is predatorily pricing its FSI products in violation of Section 2 of the Sherman Act. Valassis also asserts that News America violated various state antitrust statutes and has tortuously interfered with Valassis’ actual or expected business relationships. Valassis’ complaint seeks injunctive relief, damages, fees and costs. On April 20, 2006, News America moved to dismiss Valassis’ complaint in its entirety for failure to state a cause of action. On September 28, 2006, the magistrate judge issued a Report and Recommendation granting the motion. On October 16, 2006, Valassis filed an amended complaint, alleging the same causes of action. On November 17, 2006, News America answered the three federal antitrust claims and moved to dismiss the remaining nine state law claims. On March 23, 2007, the court granted News America’s motion and dismissed the nine state law claims. The parties engaged in discovery, which was combined with the California and Michigan state cases discussed below, and is now completed. The parties exchanged expert reports and filed summary judgment motions in the federal action, which were denied on September 4, 2009. The trial is scheduled to begin on February 2, 2010.

On March 9, 2007, Valassis filed a two-count complaint in Michigan state court against News America. That complaint, which was based on the same factual allegations as the federal complaint discussed above, alleged that News America tortuously interfered with Valassis’ business relationships and that News America unfairly competed with Valassis. The complaint sought injunctive relief, damages, fees and costs. On May 4, 2007, News America filed a motion to dismiss or, in the alternative stay, that complaint. On August 14, 2007, the court denied the motion. On July 7, 2008, Valassis filed an amended complaint alleging the same causes of action, based on essentially the same factual allegations and seeking the same relief. News America moved to dismiss the Amended Complaint and on October 10, 2008, the court denied the motion. The parties completed discovery, which was combined with the federal case discussed above and the California state case discussed below The court denied News America’s motion for summary judgment in January 2009. Trial commenced on May 27, 2009. On July 23, 2009, a jury in the Michigan state court returned a verdict

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

in the amount of $300 million for Valassis. News America filed a motion for new trial on August 28, 2009. If that motion is denied, News America intends to appeal and post a bond for $25 million, the maximum bond required under Michigan law. Based on the Company’s review of the record in this case, including discussion with and analysis by counsel of the bases for News America’s appeal, the Company has determined that News America has a number of strong arguments available on appeal and, although there can be no assurance as to the ultimate outcome, the Company is confident that the judgment against News America will ultimately be reversed, or remanded for a new trial in which, the Company believes, News America would prevail. As a result, the Company has concluded that it is not probable that Valassis will ultimately prevail in this matter; therefore, the Company has not recorded any liability for this judgment.

On March 12, 2007, Valassis filed a three-count complaint in California state court against News America. That complaint, which is based on the same factual allegations as the federal complaint discussed above, alleges that News America has violated the Cartwright Act (California’s state antitrust law) by unlawfully tying its FSI products to its in-store products, has violated California’s Unfair Practices Act by predatorily pricing its FSI products, and has unfairly competed with Valassis. Valassis’ California complaint seeks injunctive relief, damages, fees and costs. On May 4, 2007, News America filed a motion to dismiss or, in the alternative stay, that complaint. On June 28, 2007, the court issued a tentative ruling denying the motion and reassigned the case to the Complex Litigation Program. On July 19, 2007, the court denied the motion. The California state court case was stayed pending the outcome of Michigan state court trial and has been further stayed until December 2, 2009.

News America believes that all of the claims in each of the complaints filed by Valassis are without merit and it intends to defend itself vigorously. As noted above, the Company is confident that the judgment against News America in the Michigan state court litigation will ultimately be reversed, or remanded for a new trial in which, the Company believes, News America would prevail.

Other

Other than as previously disclosed in the notes to the Company’s unaudited consolidated financial statements, the Company is party to several purchase and sale arrangements which become exercisable over the next ten years by the Company or the counter-party to the agreement. In the next twelve months, none of these arrangements that become exercisable are material to the Company.

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

Note 14—Pension and Other Postretirement Benefits

The Company sponsors non-contributory pension plans and retiree health and life insurance benefit plans covering specific groups of employees. As of January 1, 2008, the Company’s major pension plans are closed to new participants (with the exception of groups covered by collective bargaining agreements). The benefits payable for the Company’s non-contributory pension plans are based primarily on a formula factoring both an employee’s years of service and pay near retirement. Participant employees are vested in the pension plans after five years of service. The Company’s policy for all pension plans is to fund amounts, at a minimum, in accordance with statutory requirements. Plan assets consist principally of common stocks, marketable bonds and government securities. The retiree health and life insurance benefit plans offer medical and/or life insurance to certain full-time employees and eligible dependents that retire after fulfilling age and service requirements.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit costs were as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended September 30,
	2009	2008	2009	2008
		(in millions)
Service cost benefits earned during the period	$18	$20	$1	$2
Interest costs on projected benefit obligations	43	43	5	5
Expected return on plan assets	(35)	(39)	—	—
Amortization of deferred losses	10	4	—	—
Other	1	—	(4)	(4)

Net periodic costs	$37	$28	$2	$3

Cash contributions	$14	$19	$4	$4

Note 15—Segment Information

The Company is a diversified global media company, which manages and reports its businesses in eight segments. During the first quarter of fiscal 2010, the Company reclassified STAR, which develops, produces and distributes television programming in Asia, from the Television segment to the Cable Network Programming segment. This reclassification was the result of a restructuring to combine the sales and distribution operations of the STAR channels with those of the Company’s other international cable businesses. In addition, the Magazines and Inserts segment has been renamed the Integrated Marketing Services segment. The Company has revised its segment information for prior fiscal years to conform to the fiscal 2010 presentation. Beginning in fiscal 2010, the Company’s eight segments are:

•

Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide.

•

Television, which principally consists of the broadcasting of network programming in the United States and the operation of 27 full power broadcast television stations, including nine duopolies, in the United States (of these stations, 17 are affiliated with the FOX network and ten are affiliated with the MyNetworkTV network).

•

Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite operators primarily in the United States, Latin America, Europe and Asia.

•	Direct Broadcast Satellite Television, which consists of the distribution of basic and premium programming services via satellite and broadband directly to subscribers in Italy.

•

Integrated Marketing Services, which principally consists of the publication of free-standing inserts, which are promotional booklets containing consumer offers distributed through insertion in local Sunday newspapers in the United States, and the provision of in-store marketing products and services, primarily to consumer packaged goods manufacturers in the United States and Canada.

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

•

Other, which principally consists of the Company’s digital media properties and News Outdoor, an advertising business which offers display advertising in outdoor locations primarily throughout Russia and Eastern Europe.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measures are segment Operating income and operating income before depreciation and amortization.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended September 30,
	2009	2008
	(in millions)
Revenues:
Filmed Entertainment	$1,521	$1,259
Television	765	829
Cable Network Programming	1,606	1,454
Direct Broadcast Satellite Television	927	969
Integrated Marketing Services	267	259
Newspapers and Information Services	1,403	1,705
Book Publishing	310	315
Other	400	719

Total revenues	$7,199	$7,509

Operating income (loss):
Filmed Entertainment	$391	$251
Television	38	83
Cable Network Programming	495	350
Direct Broadcast Satellite Television	128	165
Integrated Marketing Services	73	68
Newspapers and Information Services	25	134
Book Publishing	20	3
Other	(128)	(101)

Total operating income	1,042	953

Equity earnings (losses) of affiliates	32	(359)
Interest expense, net	(245)	(221)
Interest income	25	40
Other, net	(12)	304

Income before income tax expense	842	717
Income tax expense	(245)	(181)

Net income	597	536
Less: Net income attributable to noncontrolling interests	(26)	(21)

Net income attributable to News Corporation stockholders	$571	$515

Equity earnings (losses) of affiliates, Interest expense, net, Interest income, Other, net, Income tax expense and Net income attributable to noncontrolling interests are not allocated to segments as they are not under the control of segment management.

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $140 million and $170 million for the three months ended September 30, 2009 and 2008, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating (loss) profit generated primarily by the Filmed Entertainment segment of approximately $(5) million and $2 million for the three months ended September 30, 2009 and 2008, respectively, have been eliminated within the Filmed Entertainment segment.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended September 30, 2009
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
		(in millions)
Filmed Entertainment	$391	$23	$—	$414
Television	38	21	—	59
Cable Network Programming	495	42	23	560
Direct Broadcast Satellite Television	128	66	—	194
Integrated Marketing Services	73	3	—	76
Newspapers and Information Services	25	87	—	112
Book Publishing	20	4	—	24
Other	(128)	51	—	(77)

Total	$1,042	$297	$23	$1,362

	For the three months ended September 30, 2008
	Operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Operating income (loss) before depreciation and amortization
		(in millions)
Filmed Entertainment	$251	$23	$—	$274
Television	83	20	—	103
Cable Network Programming	350	31	23	404
Direct Broadcast Satellite Television	165	60	—	225
Integrated Marketing Services	68	2	—	70
Newspapers and Information Services	134	90	—	224
Book Publishing	3	2	—	5
Other	(101)	68	—	(33)

Total	$953	$296	$23	$1,272

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	At September 30, 2009	At June 30, 2009
	(in millions)
Total assets:
Filmed Entertainment	$7,200	$7,042
Television	6,393	6,378
Cable Network Programming	11,718	11,688
Direct Broadcast Satellite Television	2,999	2,647
Integrated Marketing Services	1,374	1,346
Newspapers and Information Services	10,702	10,741
Book Publishing	1,632	1,582
Other	10,193	8,740
Investments	3,105	2,957

Total assets	$55,316	$53,121

Goodwill and Intangible assets, net:
Filmed Entertainment	$1,909	$1,917
Television	4,310	4,310
Cable Network Programming	6,901	6,912
Direct Broadcast Satellite Television	644	617
Integrated Marketing Services	1,036	1,034
Newspapers and Information Services	6,193	6,050
Book Publishing	511	511
Other	1,935	1,956

Total goodwill and intangible assets, net	$23,439	$23,307

Note 16—Additional Financial Information

Supplemental Cash Flows Information

	For the three months ended September 30,
	2009	2008
	(in millions)
Supplemental cash flows information:
Cash paid for income taxes	$(76)	$(171)
Cash paid for interest	(202)	(166)
Sale of other investments	14	2
Purchase of other investments	(65)	(18)

Supplemental information on businesses acquired:
Fair value of assets acquired	14	6
Cash acquired	3	—
Liabilities assumed	58	58
Noncontrolling interest (increase) decrease	(1)	1
Cash paid	(74)	(65)

Fair value of stock consideration	$—	$—

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other, net consisted of the following:

	For the three months ended September 30,
	2009	2008
	(in millions)
Gain on the sale of television stations (a)	$—	$232
Change in fair value of Exchangeable securities and other financial instruments (b)	(4)	62
Other	(8)	10

Total Other, net	$(12)	$304

(a)	See Note 2—Acquisitions, Disposals and Other Transactions

(b)

The Company has certain outstanding exchangeable debt securities which contain embedded derivatives. Pursuant to ASC 815, these embedded derivatives require separate accounting and, as such, changes in their fair value are recognized in Other, net. A significant variance in the price of underlying stock could have a material impact on the operating results of the Company.

Note 17—Subsequent Events

In preparation of its consolidated financial statements, the Company considered subsequent events through November 4, 2009, which was the date the Company’s consolidated financial statements were issued.

Note 18—Supplemental Guarantor Information

In May 2007, NAI entered into a credit agreement, among NAI as Borrower, the Company as Parent Guarantor, the initial lenders named therein (the “Lenders”), Citibank, N. A. as Administrative Agent and JPMorgan Chase Bank, N. A. as Syndication Agent (the “Credit Agreement”). The Credit Agreement provides a $2.25 billion unsecured revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit. NAI may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.08% regardless of facility usage. The Company pays interest for borrowings at LIBOR plus 0.27% and pays commission fees on letters of credit at 0.27%. The Company pays an additional fee of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. The maturity date is in May 2012; however, NAI may request that the Lenders’ commitments be renewed for up to two additional one year periods.

The Company, as Parent Guarantor, presently guarantees the senior public indebtedness of NAI and the guarantee is full and unconditional. The supplemental condensed consolidating financial information of the Parent Guarantor should be read in conjunction with these consolidated financial statements.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended September 30, 2009

(US$ in millions)

	News America Incorporated	News Corporation	Non- Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$—	$—	$7,199	$—	$7,199
Expenses	62	—	6,095	—	6,157

Operating income (loss)	(62)	—	1,104	—	1,042

Other income (expense) :
Equity earnings of affiliates	1	—	31	—	32
Interest expense, net	(740)	(290)	(381)	1,166	(245)
Interest income	1	—	785	(761)	25
Earnings (losses) from subsidiary entities	473	861	—	(1,334)	—
Other, net	385	—	8	(405)	(12)

Income (loss) before income tax expense	58	571	1,547	(1,334)	842
Income tax (expense) benefit	(17)	—	(450)	222	(245)

Net income (loss)	41	571	1,097	(1,112)	597
Less: Net income attributable to noncontrolling interests	—	—	(26)	—	(26)

Net income attributable to News Corporation stockholders	$41	$571	$1,071	$(1,112)	$571

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended September 30, 2008

(US$ in millions)

	News America Incorporated	News Corporation	Non- Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$2	$—	$7,507	$—	$7,509
Expenses	88	—	6,468	—	6,556

Operating income (loss)	(86)	—	1,039	—	953

Other income (expense):
Equity earnings (losses) of affiliates	1	—	(360)	—	(359)
Interest expense, net	(340)	(263)	—	382	(221)
Interest income	16	—	406	(382)	40
Earnings (losses) from subsidiary entities	434	814	—	(1,248)	—
Other, net	81	(36)	259	—	304

Income (loss) before income tax expense	106	515	1,344	(1,248)	717
Income tax (expense) benefit	(27)	—	(339)	185	(181)

Net income (loss)	79	515	1,005	(1,063)	536
Less: Net income attributable to noncontrolling interests	—	—	(21)	—	(21)

Net income attributable to News Corporation stockholders	$79	$515	$984	$(1,063)	$515

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

At September 30, 2009

(US$ in millions)

	News America Incorporated	News Corporation	Non- Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
ASSETS:
Current assets:
Cash and cash equivalents	$5,852	$—	$1,980	$—	$7,832
Receivables, net	36	1	6,171	—	6,208
Inventories, net	—	—	2,783	—	2,783
Other	63	—	539	—	602

Total current assets	5,951	1	11,473	—	17,425

Non-current assets:
Receivables	—	—	244	—	244
Inventories, net	—	—	3,511	—	3,511
Property, plant and equipment, net	64	—	6,184	—	6,248
Intangible assets, net	—	—	8,947	—	8,947
Goodwill	—	—	14,492	—	14,492
Other	249	—	1,095	—	1,344
Investments
Investments in associated companies and other investments	86	41	2,978	—	3,105
Intragroup investments	46,649	38,780	—	(85,429)	—

Total investments	46,735	38,821	2,978	(85,429)	3,105

TOTAL ASSETS	$52,999	$38,822	$48,924	$(85,429)	$55,316

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$2,025	$—	$46	$—	$2,071
Other current liabilities	35	157	8,727	—	8,919

Total current liabilities	2,060	157	8,773	—	10,990
Non-current liabilities:
Borrowings	13,118	—	64	—	13,182
Other non-current liabilities	285	—	6,038	—	6,323
Intercompany	22,109	14,612	(36,721)	—	—
Redeemable noncontrolling interests	—	—	342	—	342
Equity	15,427	24,053	70,428	(85,429)	24,479

TOTAL LIABILITIES AND EQUITY	$52,999	$38,822	$48,924	$(85,429)	$55,316

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

At June 30, 2009

(US$ in millions)

	News America Incorporated	News Corporation	Non- Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
ASSETS:
Current Assets:
Cash and cash equivalents	$4,479	$—	$2,061	$—	$6,540
Receivables, net	15	—	6,272	—	6,287
Inventories, net	—	—	2,477	—	2,477
Other	40	—	492	—	532

Total current assets	4,534	—	11,302	—	15,836

Non-current assets:
Receivables	—	—	282	—	282
Inventories, net	—	—	3,178	—	3,178
Property, plant and equipment, net	75	—	6,170	—	6,245
Intangible assets, net	—	—	8,925	—	8,925
Goodwill	—	—	14,382	—	14,382
Other	241	—	1,075	—	1,316
Investments
Investments in associated companies and other investments	95	41	2,821	—	2,957
Intragroup investments	46,019	37,577	—	(83,596)	—

Total investments	46,114	37,618	2,821	(83,596)	2,957

TOTAL ASSETS	$50,964	$37,618	$48,135	$(83,596)	$53,121

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$2,008	$—	$77	$—	$2,085
Other current liabilities	22	—	8,532	—	8,554

Total current liabilities	2,030	—	8,609	—	10,639
Non-current liabilities:
Borrowings	12,108	—	96	—	12,204
Other non-current liabilities	235	—	6,068	—	6,303
Intercompany	21,182	14,394	(35,576)	—	—
Redeemable noncontrolling interests	—	—	343	—	343
Equity	15,409	23,224	68,595	(83,596)	23,632

TOTAL LIABILITIES AND EQUITY	$50,964	$37,618	$48,135	$(83,596)	$53,121

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the three months ended September 30, 2009

(US$ in millions)

	News America Incorporated	News Corporation	Non- Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$382	$(21)	$319	$—	$680

Investing activities:
Property, plant and equipment	(1)	—	(129)	—	(130)
Investments	3	—	(239)	—	(236)
Proceeds from sale of investments, non-current assets and business disposals	—	—	4	—	4

Net cash provided by (used in) investing activities	2	—	(364)	—	(362)

Financing activities:
Borrowings	989	—	17	—	1,006
Repayment of borrowings	—	—	(73)	—	(73)
Issuance of shares	—	21	—	—	21
Dividends paid	—	—	(13)	—	(13)
Other, net	—	—	1	—	1

Net cash provided by (used in) financing activities	989	21	(68)	—	942

Net increase (decrease) in cash and cash equivalents	1,373	—	(113)	—	1,260
Cash and cash equivalents, beginning of period	4,479	—	2,061	—	6,540
Exchange movement on opening cash balance	—	—	32	—	32

Cash and cash equivalents, end of period	$5,852	$—	$1,980	$—	$7,832

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

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Notes to Supplemental Guarantor Information

(1)	Investments in the Company’s subsidiaries, for purposes of the supplemental consolidating presentation, are accounted for by their parent companies under the equity method of accounting whereby earnings of subsidiaries are reflected in the respective parent company’s investment account and earnings.

(2)	The guarantees of NAI’s senior public indebtedness constitute senior indebtedness of the Company, and rank pari passu with all present and future senior indebtedness of the Company. Because the factual basis underlying the obligations created pursuant to the various facilities and other obligations constituting senior indebtedness of the Company differ, it is not possible to predict how a court in bankruptcy would accord priorities among the obligations of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of News Corporation, its directors or its officers with respect to, among other things, trends affecting News Corporation’s financial condition or results of operations. The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other factors is set forth under the heading Item 1A “Risk Factors” in this report. News Corporation does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by News Corporation with the Securities and Exchange Commission (“SEC”). This section should be read together with the unaudited consolidated financial statements of News Corporation and related notes set forth elsewhere herein and News Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 as filed with the SEC on August 12, 2009 (the “2009 Form 10-K”).

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of News Corporation and its subsidiaries’ (together “News Corporation” or the “Company”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that have occurred to date during fiscal 2010 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2009 and 2008. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2009 and 2008. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

OVERVIEW OF THE COMPANY’S BUSINESS

The Company is a diversified global media company, which manages and reports its businesses in eight segments. During the first quarter of fiscal 2010, the Company reclassified STAR Group Limited (“STAR”), which develops, produces and distributes television programming in Asia, from the Television segment to the Cable Network Programming segment. This reclassification was the result of a restructuring to combine the sales and distribution operations of the STAR channels with those of the Company’s other international cable businesses. In addition, the Magazines and Inserts segment has been renamed the Integrated Marketing Services segment. The Company has revised its segment information for prior fiscal years to conform to the fiscal 2010 presentation. Beginning in fiscal 2010, the Company’s eight segments are:

•

Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide.

•

Television, which principally consists of the broadcasting of network programming in the United States and the operation of 27 full power broadcast television stations, including nine duopolies, in the United States (of these stations, 17 are affiliated with the FOX network and ten are affiliated with the MyNetworkTV network).

•

Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite operators primarily in the United States, Latin America, Europe and Asia.

•	Direct Broadcast Satellite Television, which consists of the distribution of basic and premium programming services via satellite and broadband directly to subscribers in Italy.

•

Integrated Marketing Services, which principally consists of the publication of free-standing inserts, which are promotional booklets containing consumer offers distributed through insertion in local Sunday newspapers in the United States, and the provision of in-store marketing products and services, primarily to consumer packaged goods manufacturers in the United States and Canada.

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

•

Other, which principally consists of the Company’s digital media properties and News Outdoor, an advertising business which offers display advertising in outdoor locations primarily throughout Russia and Eastern Europe.

Filmed Entertainment

The Filmed Entertainment segment derives revenue from the production and distribution of feature motion pictures and television series. In general, motion pictures produced or acquired for distribution by the Company are exhibited in U.S. and foreign theaters, followed by home entertainment, video-on-demand and pay-per-view television, on-line and mobile distribution, premium subscription television, network television and basic cable and syndicated television exploitation. Television series initially produced for the networks and first-run syndication are generally licensed to domestic and international markets concurrently and subsequently released in seasonal DVD box sets. More successful series are later syndicated in domestic markets. The length of the revenue cycle for television series will vary depending on the number of seasons a series remains in active production and, therefore, may cause fluctuations in operating results. License fees received for television exhibition (including international and U.S. premium television and basic cable television) are recorded as revenue in the period that licensed films or programs are available for such exhibition, which may cause substantial fluctuations in operating results.

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

The Company enters into arrangements with third parties to co-produce many of its theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. The parties to these arrangements include studio and non-studio entities, both domestic and foreign. In several of these agreements, other parties control certain distribution rights. The Filmed Entertainment segment records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and; therefore, receive a participation based on the respective third-party investor’s interest in the profits or losses incurred on the film. Consistent with the requirements of Accounting Standards Codification (“ASC”) 926-605 “Entertainment – Films - Revenue Recognition,” the estimate of a third-party investor’s interest in profits or losses incurred on the film is determined by reference to the ratio of actual revenue earned to date in relation to total estimated ultimate revenues.

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

Television and Cable Network Programming

The Company’s television operations primarily consist of FOX, MyNetworkTV, Inc. (“MyNetworkTV”) and the 27 television stations owned by the Company.

The television operations derive revenues primarily from the sale of advertising. Adverse changes in general market conditions for advertising may affect revenues. The U.S. television broadcast environment is highly competitive and the primary methods of competition are the development and acquisition of popular programming. Program success is measured by ratings, which are an indication of market acceptance, with the top rated programs commanding the highest advertising prices. FOX and MyNetworkTV compete with other broadcast networks, such as CBS, ABC, NBC and The CW, independent television stations, cable program services, as well as other media, including DVDs, video games, print and the Internet for audiences and programming and, in the case of FOX, also for advertising revenues. In addition, FOX and MyNetworkTV compete with the other broadcast networks to secure affiliations with independently owned television stations in markets across the country.

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

The Company’s U.S. cable network operations primarily consist of the Fox News Channel (“FOX News”), the FX Network (“FX”), Regional Sports Networks (“RSNs”), the National Geographic Channels, SPEED and the Big Ten Network. The Company’s international cable networks consist of the Fox International Channels (“FIC”) with channels primarily in Latin America, Europe and Asia and STAR with channels throughout Asia.

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

The Company has several multi-year sports rights agreements, including contracts with the National Football League (“NFL”) through fiscal 2014, contracts with the National Association of Stock Car Auto Racing (“NASCAR”) for certain races and exclusive rights for certain ancillary content through calendar year 2014, a contract with Major League Baseball (“MLB”) through calendar year 2013 and a contract for the Bowl Championship Series (“BCS”), excluding the championship game, through fiscal 2010. These contracts provide the Company with the broadcast rights to certain U.S. national sporting events during their respective terms. The costs of these sports contracts are charged to expense based on the ratio of each period’s operating profit to estimated total operating profit for the remaining term of the contract.

The profitability of these long-term U.S. national sports contracts is based on the Company’s best estimates at September 30, 2009 of directly attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied at September 30, 2009, additional amortization of rights may be recorded. Should revenues improve as compared to estimated revenues, the Company may have an improved operating profit related to the contract, which may be recognized over the estimated remaining contract term.

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

Integrated Marketing Services

The Integrated Marketing Services segment derives revenues from the sale of advertising space in free-standing inserts, in-store marketing products and services, promotional advertising and production fees. Adverse changes in general market conditions for advertising may affect revenues. Operating expenses for the Integrated Marketing Services segment include paper, promotional, printing, retail commissions, distribution and production costs. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead.

Newspapers and Information Services

The Newspapers and Information Services segment derives revenues primarily from the sale of advertising space, the sale of published newspapers, subscriptions and contract printing. Adverse changes in general market conditions for advertising may affect revenues. Circulation revenues can be greatly affected by changes in the cover prices of the Company’s and/or competitors’ newspapers, as well as by promotional activities.

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

Other

The Other segment consists primarily of:

Digital Media Group

The Company sells advertising, sponsorships and subscription services on the Company’s various digital media properties. Significant expenses associated with the company’s digital media properties include development costs, advertising and promotional expenses, salaries, employee benefits and other routine overhead. The Company’s digital media properties include, among others, MySpace.com, IGN.com, Fox Audience Network and Photobucket.com.

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

Other Business Developments

Sky Deutschland

During the first quarter of fiscal 2010, the Company acquired additional shares of Sky Deutschland AG (“Sky Deutschland”), increasing its ownership from approximately 38% at June 30, 2009 to approximately 40% at September 30, 2009.

RESULTS OF OPERATIONS

Results of Operations—For the three months ended September 30, 2009 versus the three months ended September 30, 2008.

The following table sets forth the Company’s operating results for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008.

	For the three months ended September 30,
	2009	2008	Change	% Change
	($ in millions)
Revenues	$7,199	$7,509	$(310)	(4)%
Expenses:
Operating	4,405	4,571	(166)	(4)%
Selling, general and administrative	1,435	1,681	(246)	(15)%
Depreciation and amortization	297	296	1	* *
Other operating charges	20	8	12	* *

Total operating income	1,042	953	89	9%

Equity earnings (losses) of affiliates	32	(359)	391	* *
Interest expense, net	(245)	(221)	(24)	11%
Interest income	25	40	(15)	(38)%
Other, net	(12)	304	(316)	* *

Income before income tax expense	842	717	125	17%
Income tax expense	(245)	(181)	(64)	35%

Net income	597	536	61	11%
Less: Net income attributable to noncontrolling interests	(26)	(21)	(5)	24%

Net income attributable to News Corporation stockholders	$571	$515	$56	11%

**	not meaningful

Overview—The Company’s revenues decreased 4% for the three months ended September 30, 2009 as compared to the corresponding period of fiscal 2009. The decrease was primarily due to revenue decreases at the Newspapers and Information Services and Other segments, as well as decreases at the Television and DBS segments. The decrease at the Newspapers and Information Services segment was primarily due to unfavorable foreign exchange fluctuations and general reductions in advertising spending, on a comparative basis. The Other segment’s revenue decrease reflects the sale of a portion of the Company’s ownership stake in NDS Group plc (“NDS”) in February 2009. As a result of the sale, the Company’s portion of NDS’s operating results subsequent to February 2009 is included within Equity earnings (losses) of affiliates. These decreases were partially offset by increased revenues at the Cable Network Programming segment primarily due to increases in net affiliate revenues, as well as a revenue increase at the Filmed Entertainment segment due to higher worldwide theatrical revenue from the success of Ice Age: Dawn of the Dinosaurs in the three months ended September 30, 2009.

Operating expenses for the three months ended September 30, 2009 decreased 4% as compared to the corresponding period of fiscal 2009. The decrease was primarily due to the absence of costs related to NDS in the Other segment, reflecting the sale of a portion of the Company’s NDS ownership stake in February 2009 as noted above, as well as favorable foreign currency fluctuations. Also contributing to this decrease were the effects of company-wide cost containment initiatives. These decreases were partially offset by increased amortization of production and participation costs, as well as higher releasing costs at the Filmed Entertainment segment.

For the three months ended September 30, 2009, Selling, general and administrative expenses decreased 15% as compared to the corresponding period of fiscal 2009, primarily due to the absence of costs related to NDS and favorable foreign exchange fluctuations. Also contributing to this decrease were the effects of company-wide cost containment initiatives.

As discussed in Note 4 to the accompanying unaudited consolidated financial statements, during the three months ended September 30, 2009, the Company recorded approximately $20 million in Other operating charges primarily due to a restructuring to combine the sales and distribution operations of the STAR channels with those of the Company’s other international cable businesses. The restructuring charges during the three months ended September 30, 2009 relate to $18 million recorded at the Cable Network Programming segment for STAR and $2 million recorded at the Other segment related to accretion on facility termination obligations.

Operating income increased 9% for the three months ended September 30, 2009 as compared to the corresponding period of fiscal 2009, primarily due to increased Operating income at the Filmed Entertainment and Cable Network Programming segments. These increases were partially offset by decreases at the Newspapers and Information Services, DBS, Television and Other segments.

Equity earnings (losses) of affiliates—Equity earnings (losses) of affiliates increased $391 million for the three months ended September 30, 2009 as compared to the corresponding period of fiscal 2009. The increase was primarily a result of the absence of a $422 million write-down of the Company’s investment in Sky Deutschland recorded during the first quarter of fiscal 2009. Also contributing to the increase for the three months ended September 30, 2009 were higher contributions at British Sky Broadcasting Group plc (“BSkyB”) due to higher subscription revenues and the absence of write-downs related to BSkyB’s ITV plc investment recorded during the first quarter of fiscal 2009.

	For the three months ended September 30,
	2009	2008	Change	% Change
	(in millions)
DBS equity affiliates	$5	$(393)	$398	*	*
Cable channel equity affiliates	19	24	(5)	(21)%
Other equity affiliates	8	10	(2)	(20)%

Total equity earnings (losses) of affiliates	$32	$(359)	$391	*	*

**	not meaningful

Interest expense, net—Interest expense, net for the three months ended September 30, 2009 increased $24 million as compared to the corresponding period of fiscal 2009, primarily due to the issuance of $700 million 6.90% Senior Notes due 2019 and $300 million 7.85% Senior Notes due 2039 in February 2009 and the issuance of $600 million 6.90% Senior Notes due 2039 and $400 million 5.65% Senior Notes due 2020 in August 2009, partially offset by the retirement of the Company’s $200 million 7.38% Senior Notes due October 2008.

Interest income—Interest income decreased $15 million for the three months ended September 30, 2009 as compared to the corresponding period of fiscal 2009, primarily due to lower interest rates.

Other, net—

	For the three months ended September 30,
	2009	2008
	(in millions)
Gain on the sale of television stations (a)	$—	$232
Change in fair value of Exchangeable securities and other financial instruments (b)	(4)	62
Other	(8)	10

Total Other, net	$(12)	$304

(a)	See Note 2—Acquisitions, Disposals and Other Transactions

(b)

The Company has certain outstanding exchangeable debt securities which contain embedded derivatives. Pursuant to ASC 815 “Derivatives and Hedging,” these embedded derivatives require separate accounting and, as such, changes in their fair value are recognized in Other, net. A significant variance in the price of underlying stock could have a material impact on the operating results of the Company.

Income tax expense—The effective income tax rate for the three months ended September 30, 2009 of 29% was lower than the statutory tax rate of 35% primarily due to permanent differences recognized in the quarter. The effective income tax rate for the three months ended September 30, 2008 of 25% was lower than the statutory tax rate of 35% primarily due to the release of a valuation allowance due to the sale of eight of the Company’s television stations in July 2008.

Net income—Net income for the three months ended September 30, 2009 increased as compared to the corresponding period of fiscal 2009. The increase in Net income was primarily due to the increases in Operating income noted above, as well as the increase in earnings from equity affiliates, reflecting the inclusion of a $422 million write-down of the Company’s investment in Sky Deutschland in the first quarter of fiscal 2009. These increases were partially offset by the absence of the gain on the sale of eight of the Company’s television stations in July 2008.

Segment Analysis:

The following table sets forth the Company’s revenues and operating income by segment for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

	For the three months ended September 30,
	2009	2008	Change	% Change
	(in millions)
Revenues:
Filmed Entertainment	$1,521	$1,259	$262	21%
Television	765	829	(64)	(8)%
Cable Network Programming	1,606	1,454	152	10%
Direct Broadcast Satellite Television	927	969	(42)	(4)%
Integrated Marketing Services	267	259	8	3%
Newspapers and Information Services	1,403	1,705	(302)	(18)%
Book Publishing	310	315	(5)	(2)%
Other	400	719	(319)	(44)%

Total revenues	$7,199	$7,509	$(310)	(4)%

Operating income (loss):
Filmed Entertainment	$391	$251	$140	56%
Television	38	83	(45)	(54)%
Cable Network Programming	495	350	145	41%
Direct Broadcast Satellite Television	128	165	(37)	(22)%
Integrated Marketing Services	73	68	5	7%
Newspapers and Information Services	25	134	(109)	(81)%
Book Publishing	20	3	17	* *
Other	(128)	(101)	(27)	(27)%

Total operating income	$1,042	$953	$89	9%

**	not meaningful

Filmed Entertainment (21% and 17% of the Company’s consolidated revenues in the first quarter of fiscal 2010 and 2009, respectively)

For the three months ended September 30, 2009, revenues at the Filmed Entertainment segment increased $262 million, or 21%, as compared to the corresponding period of fiscal 2009. The revenue increase was primarily due to higher worldwide theatrical revenue during the three months ended September 30, 2009 from the success of Ice Age: Dawn of the Dinosaurs with no comparable releases in the three months ended September 30, 2008. This increase was partially offset by lower revenues from home entertainment releases and pay television, as well as reduced domestic television revenue from Twentieth Century Fox Television.

For the three months ended September 30, 2009, the Filmed Entertainment segment’s Operating income increased $140 million, or 56%, as compared to the corresponding period of fiscal 2009. The increase was primarily due to the revenue increase noted above, partially offset by an increase in amortization of production and participation costs, as well as higher releasing costs.

Television (11% of the Company’s consolidated revenues in the first quarter of fiscal 2010 and 2009)

For the three months ended September 30, 2009, Television segment revenues decreased $64 million, or 8%, as compared to the corresponding period of fiscal 2009. The decrease was primarily due to decreased advertising revenues as a result of general reductions in advertising spending, with the automotive and movie entertainment sectors experiencing the largest decreases as well as lower comparative political advertising due to the 2008 presidential election. Also contributing to the decrease in advertising revenues were lower NFL revenues due to fewer games broadcast and a decrease in MLB revenues, primarily due to fewer available commercial units and lower ratings for the MLB All-Star game.

The Television segment reported a decrease in Operating income for the three months ended September 30, 2009 of $45 million, or 54%, as compared to the corresponding period of fiscal 2009. The decrease in Operating income was primarily due to the revenue decreases noted above and higher primetime entertainment programming costs, partially offset by the effects of cost containment initiatives, as well as lower sports programming and production costs.

Cable Network Programming (22% and 19% of the Company’s consolidated revenues in the first quarter of fiscal 2010 and 2009, respectively)

For the three months ended September 30, 2009, revenues at the Cable Network Programming segment increased $152 million, or 10%, as compared to the corresponding period of fiscal 2009. This increase was primarily due to higher net affiliate revenues at FOX News, FX, the RSNs, the Big Ten Network and the Company’s international cable operations. This increase was partially offset by lower advertising revenues at the RSNs.

Revenues at FOX News increased 29% during the three months ended September 30, 2009 as compared to the corresponding period of fiscal 2009, primarily due to an increase in net affiliate revenues. Net affiliate revenues increased 76% during the first quarter of fiscal 2010 as compared to the corresponding period of fiscal 2009, primarily due to an increase in the average rate per subscriber and the number of subscribers. As of September 30, 2009, FOX News reached approximately 98 million Nielsen households.

FX’s revenues increased 9% for the three months ended September 30, 2009 as compared to the corresponding period of fiscal 2009, primarily due to an increase in net affiliate revenues. Net affiliate revenues increased 16% during the first quarter of fiscal 2010 as compared to the corresponding period of fiscal 2009, primarily due to an increase in the average rate per subscriber and the number of subscribers. As of September 30, 2009, FX reached approximately 96 million Nielsen households.

The RSNs’ revenues increased 6% for the three months ended September 30, 2009 as compared to the corresponding period of fiscal 2009, primarily due to an increase in net affiliate revenues partially offset by a decrease in advertising revenues. Net affiliate revenues increased 10% during the first quarter of fiscal 2010 as compared to the corresponding period of fiscal 2009, primarily due to an increase in the average rate per subscriber and the number of subscribers. Advertising revenues decreased 17% during the first quarter of fiscal 2010 as compared to the corresponding period of fiscal 2009, primarily due to the comparatively reduced local advertising spending.

The Big Ten Network’s revenue increase of 54% for the three months ended September 30, 2009 as compared to the corresponding period of fiscal 2009 was primarily due to a 36% increase in the number of subscribers, as the channel gained distribution on all major television platforms in the Big Ten markets during fiscal 2009.

The Company’s international cable operations’ revenue increased for the three months ended September 30, 2009 as compared to the corresponding period of fiscal 2009, primarily due to an increase in net affiliate revenues resulting from subscriber growth.

For the three months ended September 30, 2009, Operating income at the Cable Network Programming segment increased $145 million, or 41%, as compared to the corresponding period of fiscal 2009, primarily due to the revenue increases noted above, as well as decreased costs resulting from reduced political news coverage. Also contributing to the increase was the absence of a settlement relating to the termination of a distribution agreement at the international cable operations during the first quarter of fiscal 2009. These increases were partially offset by higher movie acquisition costs, sports rights amortization and original programming costs, as well as a $28 million charge recognized at the international cable operations related to restructuring and asset write-downs at STAR.

Direct Broadcast Satellite Television (13% of the Company’s consolidated revenues in the first quarter of fiscal 2010 and 2009)

For the three months ended September 30, 2009, SKY Italia’s revenues decreased $42 million, or 4%, as compared to the corresponding period of fiscal 2009, primarily due to unfavorable foreign exchange movements. SKY Italia had an increase of approximately 198,000 subscribers over the corresponding period of fiscal 2009. The total churn for the three months ended September 30, 2009 was approximately 180,000 subscribers on an average subscriber base of approximately 4.8 million, as compared to churn of 133,000 subscribers on an average subscriber base of 4.6 million in the corresponding period of fiscal 2009. Subscriber churn for the period represents the number of SKY Italia subscribers whose service was disconnected during the period. As of September 30, 2009, SKY Italia’s subscriber base totaled approximately 4.8 million. During the three months ended September 30, 2009, the strengthening of the U.S. dollar against the Euro resulted in a decrease in revenue of approximately 5% as compared to the corresponding period of fiscal 2009.

Average revenue per subscriber (“ARPU”) for the three months ended September 30, 2009 decreased to approximately €42 from the corresponding period of fiscal 2009, primarily due to lower take-up of premium programming and continued pricing promotions and discounts. SKY Italia calculates ARPU by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue for the period. Average subscribers are calculated for the respective periods by adding the beginning and ending subscribers for the period and dividing by two.

Subscriber acquisition costs per subscriber (“SAC”) of approximately €280 in the first quarter of fiscal 2010 decreased as compared to the corresponding period of fiscal 2009, primarily due to lower marketing costs on a per subscriber basis, as well as lower take-up of full installation offers. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross SKY Italia subscribers added during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly by SKY Italia to subscribers and the costs related to installation and acquisition advertising, net of any upfront activation fee. SKY Italia excludes the value of equipment capitalized under SKY Italia’s equipment lease program, as well as payments and the value of returned equipment related to disconnected lease program subscribers from subscriber acquisition costs.

For the three months ended September 30, 2009, SKY Italia’s Operating income decreased $37 million, or 22%, as compared to the corresponding period of fiscal 2009, primarily due to an increase in operating expenses and the revenue decreases noted above. The increase in operating expenses was primarily due to higher programming costs as a result of the launch of new channels, higher sports rights amortization and higher programming costs resulting from an increase in the number of subscribers. During the three months ended September 30, 2009, the strengthening of the U.S. dollar against the Euro resulted in a decrease in Operating income of approximately 4% as compared to the corresponding period of fiscal 2009.

Integrated Marketing Services (4% and 3% of the Company’s consolidated revenues in the first quarter of fiscal 2010 and 2009, respectively)

For the three months ended September 30, 2009, revenues at the Integrated Marketing Services segment increased $8 million, or 3%, as compared to the corresponding period of fiscal 2009. The increase in revenues resulted primarily from an increase in volume of in-store marketing products sold, partially offset by lower revenues for free-standing insert products.

For the three months ended September 30, 2009, Operating income at the Integrated Marketing Services segment increased $5 million, or 7%, as compared to the corresponding period of fiscal 2009. The increase was primarily due to the increase in in-store marketing product revenues noted above and lower production costs for free-standing insert products, partially offset by higher commissions for in-store marketing products.

Newspapers and Information Services (19% and 23% of the Company’s consolidated revenues in the first quarter of fiscal 2010 and 2009, respectively)

For the three months ended September 30, 2009, revenues at that Newspapers and Information Services segment decreased $302 million, or 18%, as compared to the corresponding period of fiscal 2009, primarily due to general reductions in advertising spending and unfavorable foreign exchange fluctuations due to the strengthening of the U.S. dollar as compared to the corresponding period of fiscal 2009. During the three months ended September 30, 2009, the strengthening of the U.S. dollar resulted in a decrease of approximately 6% in revenues as compared to the corresponding period of fiscal 2009. Operating income decreased $109 million, or 81%, for the three months ended September 30, 2009 as compared to the corresponding period of fiscal 2009, primarily due to the advertising weakness noted above and the strengthening of the U.S. dollar. During the three months ended September 30, 2009, the strength of the U.S. dollar resulted in a decrease of approximately 4% in Operating income as compared to the corresponding period of fiscal 2009.

For the three months ended September 30, 2009, the Australian newspapers’ revenues decreased 19% as compared to the corresponding period of fiscal 2009, primarily due to lower classified, national and real estate advertising revenues and a 6% impact of unfavorable foreign exchange fluctuations. Operating income decreased 45% in the three months ended September 30, 2009 as compared to the corresponding period of fiscal 2009, primarily due to the decreases in advertising revenues noted above, partially offset by a reduction in operating costs resulting from cost containment initiatives and lower newsprint costs due to a decrease in newsprint volume.

For the three months ended September 30, 2009, the U.K. newspapers’ revenues decreased 21% as compared to the corresponding period of fiscal 2009, primarily due to lower classified and display advertising and circulation revenues across most titles and a 12% impact of unfavorable foreign exchange fluctuations. Operating results decreased for the three months ended September 30, 2009 as compared to the corresponding period of fiscal 2009, primarily as a result of the revenue decreases noted above and higher newsprint costs due to an increase in newsprint price. Partially offsetting this decrease were lower marketing expenses and the impact of cost containment initiatives.

For the three months ended September 30, 2009, Dow Jones revenues decreased 13% as compared to the corresponding period of fiscal 2009, primarily due to lower advertising revenues at The Wall Street Journal and lower information services revenues. These decreases were partially offset by increased circulation revenues during the three months ended September 30, 2009 as compared to the corresponding period of fiscal 2009, primarily due to price increases at The Wall Street Journal. Dow Jones’ operating results for the three months ended September 30, 2009 declined from the corresponding period of fiscal 2009 as expense decreases, primarily due to cost containment initiatives, lower headcount and other employee related costs, were more than offset by the revenue decreases noted above.

Book Publishing (4% of the Company’s consolidated revenues in the first quarter of fiscal 2010 and 2009)

For the three months ended September 30, 2009, revenues at the Book Publishing segment decreased $5 million, or 2%, from the corresponding period of fiscal 2009, as higher sales at the Children’s and General Books divisions were more than offset by the impact of unfavorable foreign currency exchange fluctuations and the performance of the other divisions. During the three months ended September 30, 2009, HarperCollins had 47 titles on The New York Times Bestseller List with four titles reaching the number one position. During the three months ended September 30, 2009, the strengthening of the U.S. dollar against the British pound sterling and Australian dollar resulted in a decrease of approximately 4% in revenue as compared to the corresponding period of fiscal 2009.

Operating income for the three months ended September 30, 2009 increased $17 million as compared to the corresponding period of fiscal 2009, primarily due to lower operating expenses resulting from cost containment initiatives, including lower employee costs related to the restructuring in fiscal 2009.

Other (6% and 10% of the Company’s consolidated revenues in the first quarter of fiscal 2010 and 2009, respectively)

For the three months ended September 30, 2009, revenue at the Other segment decreased approximately $319 million, or 44% as compared to the corresponding period of fiscal 2009. The decrease was primarily due to decreases in revenues from NDS, News Outdoor and the Company’s digital media properties. The decrease at NDS was primarily due to the absence of $163 million of revenues reflecting the sale of a portion of the Company’s ownership stake in NDS in February 2009. As a result of the sale, the Company’s portion of NDS’s operating results subsequent to February 2009 is included within Equity earnings (losses) of affiliates. The revenue decrease at the Company’s digital media properties was principally due to lower search and advertising revenues. News Outdoor’s revenue decrease was primarily due to lower rates and unfavorable foreign exchange fluctuations.

Operating results for the three months ended September 30, 2009 decreased $27 million, or 27% as compared to the corresponding period of fiscal 2009. The decrease was primarily due to lower operating results from NDS and the Company’s digital media properties, partially offset by improved operating results at the Company’s eastern European television stations. The decrease at NDS was due to the absence of $29 million of NDS’s operating income resulting from the sale of a portion of the Company’s ownership stake in NDS as noted above. The decrease at the Company’s digital media properties of $22 million was primarily due to the revenue declines noted above.

Liquidity and Capital Resources

Impact of the Current Economic Environment

The United States and global economies are currently undergoing a period of economic uncertainty, and the related capital markets are experiencing significant volatility. In certain of the markets in which the Company’s businesses operate there has been a weakening in the overall economic climate resulting in pressure on labor markets, retail sales and consumer confidence. These recent economic trends have reduced advertising revenues at the Company’s Television, Newspapers and Information Services and Other segments, as well as the retail sales of books and DVDs. Despite the anticipated continuation of these trends, the Company believes the cash generated internally and available financing will continue to provide the Company sufficient liquidity for the foreseeable future.

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has a $2.25 billion revolving credit facility, which expires in May 2012, and has access to various film co-production alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of September 30, 2009, the availability under the revolving credit facility was reduced by stand-by letters of credit issued which totaled approximately $78 million. As of September 30, 2009, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television products.

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

Sources and uses of cash

Net cash provided by operating activities for the three months ended September 30, 2009 and 2008 was as follows (in millions):

For the three months ended September 30,	2009	2008
Net cash provided by operating activities	$680	$240

The increase in net cash provided by operating activities during the three months ended September 30, 2009 as compared to the corresponding period of fiscal 2009 primarily reflects higher worldwide theatrical receipts at the Filmed Entertainment segment.

Net cash (used in) provided by investing activities for the three months ended September 30, 2009 and 2008 was as follows (in millions):

For the three months ended September 30,	2009	2008
Net cash (used in) provided by investing activities	$(362)	$701

Net cash used in investing activities during the three months ended September 30, 2009 was primarily due to the absence of proceeds from the sale of eight of the Company’s television stations in July 2008, as well as lower property, plant and equipment purchases.

Net cash provided by financing activities for the three months ended September 30, 2009 and 2008 was as follows (in millions):

For the three months ended September 30,	2009	2008
Net cash provided by financing activities	$942	$19

The increase in net cash provided by financing activities was primarily due to the issuance of $600 million 6.90% Senior Notes due 2039 and $400 million 5.65% Senior Notes due 2020 in August 2009, partially off-set by the repayment of borrowings related to bank loans.

The Company declared a dividend of $0.06 per share on both its Class A common stock, par value $0.01 per share (“Class A Common Stock”), and its Class B common stock, par value $0.01 per share (“Class B Common Stock”), in the three months ended September 30, 2008, which was paid in October 2008 to stockholders of record on September 10, 2008. The related total aggregate dividend paid to stockholders in October 2008 was approximately $154 million.

The Company declared a dividend of $0.06 per share on both its Class A Common Stock, and its Class B Common Stock in the three months ended September 30, 2009, which was paid in October 2009 to stockholders of record on September 9, 2009. The related total aggregate dividend paid to stockholders in October 2009 was approximately $157 million.

Debt Instruments

	For the three months ended September 30,
	2009	2008
	(in millions)
Borrowings
Notes due 2039	$593	$—
Notes due 2020	396	—
Bank loans	—	30
All other	17	8

Total borrowings	$1,006	$38

Repayments of borrowings
Bank loans	$(64)	$(32)
All other	(9)	(1)

Total repayment of borrowings	$(73)	$(33)

Other

The 0.75% BUCS in the amount of $1,625 million are classified as current borrowings. The holders of the BUCS have the right to tender the BUCS for redemption on March 15, 2010 for payment of the adjusted liquidation preference of the BUCS plus accrued and unpaid distributions and any final period distribution in, at the Company’s election, cash, BSkyB ordinary shares, Class A Common Stock or any combination thereof. The Company may redeem the BUCS for cash, BSkyB ordinary shares or a combination thereof in whole or in part, at any time on or after March 20, 2010, at the adjusted liquidation preference of the BUCS plus any accrued and unpaid distributions and any final period distribution thereon.

The Company’s $250 million 6.75% Senior Debentures due January 2038 may be put, at the option of the holder, to the Company in January 2010 and are classified as current borrowings.

The Company’s $150 million 4.75% Senior Debentures due March 2010 are classified as current borrowings.

Ratings of the Public Debt

The table below summarizes the Company’s credit ratings as of September 30, 2009.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa 1	Stable
S&P	BBB+	Stable

Revolving Credit Agreement

In May 2007, News America Incorporated (“NAI”), a subsidiary of the Company, entered into a credit agreement (the “Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the initial lenders named therein (the “Lenders”), Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent. The Credit Agreement provides a $2.25 billion unsecured revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit. NAI may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leveraging ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.08% regardless of facility usage. The Company pays interest for borrowings at LIBOR plus 0.27% and pays commission fees on letters of credit at 0.27%. The Company pays an additional fee of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. The maturity date is in May 2012; however, NAI may request that the Lenders’ commitments be renewed for up to two additional one year periods. As of September 30, 2009, approximately $78 million in standby letters of credit, for the benefit of third parties, was outstanding.

Commitments

During the three months ended September 30, 2009, the Company renewed its rights to broadcast Italy’s National League Football through fiscal 2012. The Company expects to pay approximately $1.7 billion over the term of the agreement.

Other than as previously disclosed in the notes to the Company’s unaudited consolidated financial statements, the Company’s commitments have not changed significantly from disclosures included in the 2009 Form 10-K.

Guarantees

The Company’s guarantees have not changed significantly from disclosures included in the 2009 Form 10-K.

Contingencies

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

Recent Accounting Pronouncements

See Note 1—Basis of Presentation to the accompanying unaudited consolidated financial statements for discussion of recent accounting pronouncements.

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

Foreign Currency Exchange Rates

The Company conducts operations in four principal currencies: the U.S. dollar; the British pound sterling; the Euro; and the Australian dollar. These currencies operate as the functional currency for the Company’s U.S., United Kingdom, Italian and Australian operations, respectively. Cash is managed centrally within each of the four regions with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, drawdowns in the appropriate local currency are available from intercompany borrowings. Since earnings of the Company’s Australian, United Kingdom and Italian operations are expected to be reinvested in those businesses indefinitely, the Company does not hedge its investment in the net assets of those foreign operations.

At September 30, 2009, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $157 million (including the Company’s non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $29.8 million at September 30, 2009.

Interest Rates

The Company’s current financing arrangements and facilities include approximately $15.3 billion of outstanding debt with fixed interest and the Credit Agreement, which carries variable interest. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. As of September 30, 2009, substantially all of the Company’s financial instruments with exposure to interest rate risk were denominated in U.S. dollars and had an aggregate fair value of approximately $16.0 billion. The potential change in fair market value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $852 million at September 30, 2009.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity affiliates and had an aggregate fair value of approximately $8.1 billion as of September 30, 2009. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $7.3 billion. Such a hypothetical decrease would result in a before tax decrease in comprehensive income of approximately $22 million, as any changes in fair value of the Company’s equity affiliates are not recognized unless deemed other-than-temporary, as these investments are accounted for under the equity method.

In accordance with ASC 815 “Derivatives and Hedging,” the Company has recorded the conversion feature embedded in its exchangeable debentures in other liabilities. At September 30, 2009, the fair value of this conversion feature was nil. This conversion feature is sensitive to movements in the share price of one of the Company’s publicly traded equity affiliates. A significant variance in the price of the underlying stock could have a material impact on the operating results of the Company.

Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables do not represent significant concentrations of credit risk at September 30, 2009 or June 30, 2009 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold. However, in light of the recent turmoil in the domestic and global economies, the Company’s estimates and judgments with respect to the collectability of its receivables have become subject to greater uncertainty than in more stable periods.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At September 30, 2009, the Company did not anticipate nonperformance by the counterparties.

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company derives substantial revenues from the sale of advertising on or in its television stations, broadcast and cable networks, newspapers, integrated marketing services, digital media properties and DBS services. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. Demand for the Company’s products is also a factor in determining advertising rates. For example, ratings points for the Company’s television stations, broadcast and cable networks and circulation levels for the Company’s newspapers are factors that are weighed when determining advertising rates, and with respect to the Company’s television stations and broadcast and television networks, when determining the affiliate rates received by the Company. In addition, newer technologies, including new video formats, streaming and downloading capabilities via the Internet, video-on-demand, personal video recorders and other devices and technologies are increasing the number of media and entertainment choices available to audiences. Some of these devices and technologies allow users to view television or motion pictures from a remote location or on a time-delayed basis and provide users the ability to fast-forward, rewind, pause and skip programming. These technological developments are increasing the number of media and entertainment choices available to audiences and may cause changes in consumer behavior that could affect the attractiveness of the Company’s offerings to viewers, advertisers and/or distributors. A decrease in advertising expenditures or reduced demand for the Company’s offerings can lead to a reduction in pricing and advertising spending, which could have an adverse effect on the Company’s businesses.

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

The Company is dependent upon the maintenance of affiliation agreements with third party owned television stations, and there can be no assurance that these affiliation agreements will be renewed in the future on terms acceptable to the Company. The loss of a significant number of these affiliation arrangements could reduce the distribution of FOX and MyNetworkTV and adversely affect the Company’s ability to sell national and local advertising time. Similarly, the Company’s cable networks maintain affiliation and carriage arrangements that enable them to reach a large percentage of cable and direct broadcast satellite households across the United States. The loss of a significant number of these arrangements or the loss of carriage on basic programming tiers could reduce the distribution of the Company’s cable networks, which may adversely affect those networks’ revenues from subscriber fees and their ability to sell national and local advertising time.

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

Labor Disputes May Have an Adverse Effect on the Company’s Business.

In a variety of the Company’s businesses, the Company and its partners engage the services of writers, directors, actors and other talent, trade employees and others who are subject to collective bargaining agreements, including employees of the Company’s film and television studio operations and newspapers. If the Company or its partners are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, as well as higher costs in connection with these collective bargaining agreements or a significant labor dispute could have an adverse effect on the Company’s business by causing delays in production or by reducing profit margins.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a) Exhibits.

4.1	Indenture, dated August 25, 2009, by and among News America Incorporated, News Corporation, as Guarantor, and The Bank of New York Mellon, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 27, 2009.)

4.2	Registration Rights Agreement, dated August 25, 2009, by and among News America Incorporated, News Corporation and J.P. Morgan Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc. as Initial Purchasers. (Incorporated by reference to Exhibit 4.2 to the Registration Statement of News America Incorporated on Form S-4 (Registration No. 333-162539) filed with the Securities and Exchange Commission on October 16, 2009.)

4.3	Form of Notes representing $400,000,000 principal amount of 5.65% Senior Notes due 2020, dated August 25, 2009. (Incorporated by reference to Exhibit 4.3 to the Registration Statement of News America Incorporated on Form S-4 (Registration No. 333-162539) filed with the Securities and Exchange Commission on October 16, 2009.)

4.4	Form of Notes representing $600,000,000 principal amount of 6.90% Senior Notes due 2039, dated August 25, 2009. (Incorporated by reference to Exhibit 4.4 to the Registration Statement of News America Incorporated on Form S-4 (Registration No. 333-162539) filed with the Securities and Exchange Commission on October 16, 2009.)

10.1	Employment Agreement, dated as of July 1, 2009, by and between News America Incorporated and Chase Carey.*

10.2	Letter Agreement between News Corporation and David F. DeVoe, dated July 31, 2009.*

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

99.1	Unaudited Schedule of Reclassified Operating Segment Data.*

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008; (ii) Unaudited Consolidated Balance Sheets at September 30, 2009 and June 30, 2009; (iii) Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 2009 and 2008; and (iv) Notes to the Unaudited Consolidated Financial Statements (tagged as blocks of text).*

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION
(Registrant)

By:	/S/ DAVID F. DEVOE
David F. DeVoe
Senior Executive Vice President and
Chief Financial Officer

Date: November 4, 2009