Form 10-Q
period 2009-12-31
NEWS CORP
filed 2010-02-04
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2009

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

NEWS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 29, 2010, 1,821,687,852 shares of Class A Common Stock, par value $0.01 per share, and 798,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	For the three months ended December 31,		For the six months ended December 31,
	2009	2008	2009	2008
Revenues	$8,684	$7,871	$15,883	$15,380

Operating expenses	(5,630)	(5,161)	(10,035)	(9,732)
Selling, general and administrative	(2,043)	(1,588)	(3,478)	(3,269)
Depreciation and amortization	(299)	(283)	(596)	(579)
Impairment and restructuring charges	(10)	(8,465)	(30)	(8,473)
Equity earnings (losses) of affiliates	58	30	90	(329)
Interest expense, net	(269)	(231)	(514)	(452)
Interest income	16	20	41	60
Other, net	(86)	(98)	(98)	206

Income (loss) before income tax expense	421	(7,905)	1,263	(7,188)
Income tax (expense) benefit	(137)	1,514	(382)	1,333

Net income (loss)	284	(6,391)	881	(5,855)
Less: Net income attributable to noncontrolling interests	(30)	(26)	(56)	(47)

Net income (loss) attributable to News Corporation stockholders	$254	$(6,417)	$825	$(5,902)

Dividends declared per share	$—	$—	$0.06	$0.06
Weighted average shares:
Basic	2,620	2,614	2,618	2,612
Diluted	2,622	2,614	2,620	2,612
Net income (loss) attributable to News Corporation stockholders per share:
Basic	$0.10	$(2.45)	$0.32	$(2.26)
Diluted	$0.10	$(2.45)	$0.31	$(2.26)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	At December 31, 2009	At June 30, 2009
Assets:
Current assets:
Cash and cash equivalents	$7,266	$6,540
Receivables, net	7,516	6,287
Inventories, net	2,995	2,477
Other	558	532

Total current assets	18,335	15,836

Non-current assets:
Receivables	235	282
Investments	3,162	2,957
Inventories, net	3,506	3,178
Property, plant and equipment, net	6,220	6,245
Intangible assets, net	8,893	8,925
Goodwill	14,465	14,382
Other non-current assets	1,317	1,316

Total assets	$56,133	$53,121

Liabilities and Equity:
Current liabilities:
Borrowings	$1,840	$2,085
Accounts payable, accrued expenses and other current liabilities	5,983	5,279
Participations, residuals and royalties payable	1,440	1,388
Program rights payable	1,124	1,115
Deferred revenue	806	772

Total current liabilities	11,193	10,639

Non-current liabilities:
Borrowings	13,435	12,204
Other liabilities	2,980	3,027
Deferred income taxes	3,330	3,276

Redeemable noncontrolling interests	365	343
Commitments and contingencies

Equity:
Class A common stock (1)	18	18
Class B common stock (2)	8	8
Additional paid-in capital	17,283	17,354
Retained earnings and accumulated other comprehensive income	7,092	5,844

Total News Corporation stockholders’ equity	24,401	23,224
Noncontrolling interests	429	408

Total equity	24,830	23,632

Total liabilities and equity	$56,133	$53,121

(1)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,821,526,826 shares and 1,815,449,495 shares issued and outstanding, net of 1,776,859,314 and 1,776,865,809 treasury shares at par at December 31, 2009 and June 30, 2009, respectively.

(2)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 313,721,702 treasury shares at par at December 31, 2009 and June 30, 2009.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the six months ended December 31,
	2009	2008
Operating activities:
Net income (loss)	$881	$(5,855)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	596	579
Amortization of cable distribution investments	45	42
Equity (earnings) losses of affiliates	(90)	329
Cash distributions received from affiliates	152	140
Impairment charges (net of tax of $1.7 billion)	—	6,737
Other, net	98	(206)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(1,172)	(519)
Inventories, net	(880)	(858)
Accounts payable and other liabilities	934	(784)

Net cash provided by (used in) operating activities	564	(395)

Investing activities:
Property, plant and equipment, net of acquisitions	(388)	(591)
Acquisitions, net of cash acquired	(93)	(462)
Investments in equity affiliates	(139)	(34)
Other investments	(64)	(33)
Proceeds from sale of investments, other non-current assets and business disposals	36	973

Net cash used in investing activities	(648)	(147)

Financing activities:
Borrowings	1,010	47
Repayment of borrowings	(75)	(255)
Issuance of shares	21	4
Dividends paid	(183)	(177)
Purchase of subsidiary shares from noncontrolling interest	—	(11)
Other, net	2	18

Net cash provided by (used in) financing activities	775	(374)

Net increase (decrease) in cash and cash equivalents	691	(916)
Cash and cash equivalents, beginning of period	6,540	4,662
Exchange movement of opening cash balance	35	(125)

Cash and cash equivalents, end of period	$7,266	$3,621

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

News Corporation, a Delaware corporation, with its subsidiaries (together “News Corporation” or the “Company”), is a diversified global media company, which manages and reports its businesses in eight segments: Filmed Entertainment, Television, Cable Network Programming (which now includes STAR Group Limited (“STAR”) see Note 15—Segment Information), Direct Broadcast Satellite Television (“DBS”), Integrated Marketing Services (formerly Magazines and Inserts, see Note 15—Segment Information), Newspapers and Information Services, Book Publishing and Other.

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

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to each reporting date. As such, all references to December 31, 2009 and December 31, 2008 relate to the three and six month periods ended December 27, 2009 and December 28, 2008, respectively. For convenience purposes, the Company continues to date its financial statements as of December 31.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with Accounting Standards Codification (“ASC”) 220 “Comprehensive Income,” total comprehensive income (loss) for the Company consisted of the following:

	For the three months ended December 31,		For the six months ended December 31,
	2009	2008	2009	2008
	(in millions)
Net income (loss), as reported	$284	$(6,391)	$881	$(5,855)
Other comprehensive income:
Foreign currency translation adjustments	67	(1,461)	459	(2,606)
Unrealized holding gains (losses) on securities, net of tax	13	(17)	57	(35)
Benefit plan adjustments	3	(12)	12	(10)

Total comprehensive income (loss)	367	(7,881)	1,409	(8,506)

Less: net income attributable to noncontrolling interests (1)	(30)	(26)	(56)	(47)
Less: foreign currency translation adjustments attributable to noncontrolling interests (1)	5	27	—	40

Comprehensive income (loss) attributable to News Corporation stockholders	$342	$(7,880)	$1,353	$(8,513)

(1)	Includes amounts relating to noncontrolling interests classified as equity and redeemable noncontrolling interests classified as temporary equity.

Recent Accounting Pronouncements

On July 1, 2009, the Company adopted the provisions of ASC 805 “Business Combinations” (“ASC 805”), which significantly changed the Company’s accounting for business combinations on a prospective basis in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under ASC 805, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period are included in income tax expense.

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

The following table summarizes changes in equity (in millions):

	For the three months ended December 31,
	2009				2008
	News Corporation Stockholders	Noncontrolling Interests		Total Equity	News Corporation Stockholders	Noncontrolling Interests		Total Equity
Balance, beginning of period	$24,053	$426		$24,479	$27,820	$642		$28,462
Net income (loss)	254	26	(a)	280	(6,417)	21	(a)	(6,396)
Other comprehensive income (loss)	88	(2	)(b)	86	(1,463)	(18	)(b)	(1,481)
Issuance of shares	1	—		1	9	—		9
Other	5	(21	)(c)	(16)	48	(15	)(c)	33

Balance, end of period	$24,401	$429		$24,830	$19,997	$630		$20,627

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the six months ended December 31,
	2009				2008
	News Corporation Stockholders	Noncontrolling Interests		Total Equity	News Corporation Stockholders	Noncontrolling Interests		Total Equity
Balance, beginning of period	$23,224	$408		$23,632	$28,623	$631		$29,254
Net income (loss)	825	49	(a)	874	(5,902)	40	(a)	(5,862)
Other comprehensive income (loss)	528	3	(b)	531	(2,611)	(26	)(b)	(2,637)
Issuance of shares	70	—		70	75	—		75
Dividends declared	(157)	—		(157)	(157)	—		(157)
Other	(89)	(31	)(c)	(120)	(31)	(15	)(c)	(46)

Balance, end of period	$24,401	$429		$24,830	$19,997	$630		$20,627

(a)

Net income attributable to noncontrolling interests excludes $4 million and $5 million for the three months ended December 31, 2009 and 2008, respectively, and $7 million for the six months ended December 31, 2009 and 2008 relating to redeemable noncontrolling interests which are reflected in temporary equity.

(b)

Other comprehensive income (loss) attributable to noncontrolling interests excludes $(3) million and $(9) million for the three months ended December 31, 2009 and 2008, respectively, and $(3) million and $(14) million for the six months ended December 31, 2009 and 2008, respectively, relating to redeemable noncontrolling interests.

(c)

Other activity attributable to noncontrolling interests excludes $22 million and $(148) million for the three months ended December 31, 2009 and 2008, respectively, and $18 million and $(134) million for the six months ended December 31, 2009 and 2008, respectively, relating to redeemable noncontrolling interests.

On July 1, 2009, the Company adopted the new provisions of ASC 350 “Intangibles—Goodwill and Other” (“ASC 350”), which set forth the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset and is intended to improve the consistency between the useful life of a recognizable intangible asset and the period of expected cash flows used to measure the fair value of that asset. This adoption changed the Company’s determination of useful lives for intangible assets on a prospective basis.

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

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-05 “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 amends Subtopic 820-10 “Fair Value Measurements and Disclosures—Overall” and provides clarification on the methods to be used in circumstances in which a quoted price in an active market for the identical liability is not available.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2010, the Company will adopt the new provisions of ASC 715 “Compensation—Retirement Benefits,” which expand the disclosure requirements of defined benefit plans. The expanded disclosure requirements include: (i) investment policies and strategies; (ii) the major categories of plan assets; (iii) the inputs and valuation techniques used to measure plan assets; (iv) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (v) significant concentrations of risk within plan assets.

Note 2—Acquisitions, Disposals and Other Transactions

Fiscal 2010 Transactions

In December 2009, the Company entered into an agreement to sell its Photobucket subsidiary, a web-based provider of photo- and video-sharing services, to a mobile photo uploading platform in exchange for an equity interest in the acquirer. A loss of approximately $29 million on this transaction was included in other, net in the unaudited consolidated statements of operations for the three and six months ended December 31, 2009. As a result of this transaction, the Company’s interest in the acquirer, which is not material, was recorded at fair value and is now accounted for under the equity method of accounting.

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

Disposals

In July 2008, the Company completed the sale of eight of its owned-and-operated FOX network affiliated television stations (the “Stations”) for approximately $1 billion in cash. The Stations included: WJW in Cleveland, OH; KDVR in Denver, CO; KTVI in St. Louis, MO; WDAF in Kansas City, MO; WITI in Milwaukee, WI; KSTU in Salt Lake City, UT; WBRC in Birmingham, AL; and WGHP in Greensboro, NC. In connection with the transaction, the Stations entered into new affiliation agreements with the Company to receive network programming and assumed existing contracts with the Company for syndicated programming. No portion of the sale proceeds were allocated to the new network affiliation agreements as they were negotiated at fair value and are consistent with similar pre-existing contracts with other third party-owned FOX affiliated stations. In addition, the Company recorded a gain of approximately $232 million in other, net in the unaudited consolidated statements of operations during the six months ended December 31, 2008.

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

Other transactions

In February 2009, the Company, two newly incorporated subsidiaries of funds advised by Permira Advisers LLP (the “Permira Newcos”) and the Company’s then majority-owned, publicly-held subsidiary, NDS Group plc (“NDS”), completed a transaction pursuant to which all issued and outstanding NDS Series A ordinary shares, including those represented by American Depositary Shares traded on The NASDAQ Stock Market, were acquired for per-share consideration of $63 in cash (the “NDS Transaction”). As part of the NDS Transaction, approximately 67% of the NDS Series B ordinary shares held by the Company were exchanged for $63 per share in a mix of approximately $1.5 billion in cash, which included $780 million of cash retained upon the deconsolidation of NDS, and a $242 million vendor note. Immediately prior to the consummation of the NDS Transaction, the Company owned approximately 72% of NDS through its ownership of all of the outstanding NDS Series B ordinary shares and, accordingly, included the results of NDS in the consolidated financial statements of the Company. As a result of the NDS Transaction, NDS ceased to be a public company and the Permira Newcos and the Company now own approximately 51% and 49% of NDS, respectively. The Company’s remaining interest in NDS is accounted for under the equity method of accounting. A gain of $1.2 billion was recognized on the sale of the Company’s interest in NDS and was included in other, net in the unaudited consolidated statements of operations in the third quarter of fiscal 2009.

Note 3—Receivables, net

Receivables, net consisted of:

	At December 31, 2009	At June 30, 2009
	(in millions)
Total receivables	$9,136	$7,727
Allowances for returns and doubtful accounts	(1,385)	(1,158)

Total receivables, net	7,751	6,569
Less: current receivables, net	(7,516)	(6,287)

Non-current receivables, net	$235	$282

Note 4—Restructuring Programs

In fiscal 2009, certain of the markets in which the Company’s businesses operate experienced a weakening in the economic climate which adversely affected advertising revenue and other consumer driven spending. As a result, a number of the Company’s businesses implemented a series of operational actions to address the Company’s cost structure, including the Company’s digital media properties, which were restructured to align resources more closely with business priorities. This restructuring program included significant job reductions, both domestically and internationally, to enable the businesses to operate on a more cost effective basis. In conjunction with this project, the Company also eliminated excess facility requirements. Several other businesses of the Company implemented similar plans in fiscal 2009, including its U.K. and Australian newspapers, HarperCollins, MyNetworkTV and the Fox Television Stations. During the fiscal year ended June 30, 2009, the Company recorded restructuring charges in accordance with ASC 420 “Exit or Disposal Cost Obligations” of approximately $312 million which were included in impairment and restructuring charges in the unaudited consolidated statements of operations.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three and six months ended December 31, 2009, the Company recorded additional restructuring charges of approximately $10 million and $30 million, respectively. The restructuring charges for the three months ended December 31, 2009 reflect approximately $10 million recorded at the Other segment related to a restructuring program at the Company’s Fox Mobile Entertainment division and accretion on facility termination obligations. The restructuring charges for the six months ended December 31, 2009 reflect an $18 million charge related to the sales and distribution operations of the STAR channels and a $12 million charge at the Other segment related to the restructuring program at the Company’s Fox Mobile Entertainment division and accretion on facility termination obligations.

Changes in the program liabilities were as follows:

	For the three months ended December 31, 2009
	One time termination benefits	Facility related costs	Other costs	Total
	(in millions)
Beginning of period	$37	$166	$8	$211
Additions	5	3	2	10
Payments	(14)	(7)	(2)	(23)

End of period	$28	$162	$8	$198

	For the six months ended December 31, 2009
	One time termination benefits	Facility related costs	Other costs	Total
	(in millions)
Beginning of period	$65	$164	$8	$237
Additions	18	10	2	30
Payments	(55)	(12)	(2)	(69)

End of period	$28	$162	$8	$198

The Company expects to record an additional $69 million of restructuring charges principally related to accretion on facility termination obligations through fiscal 2021. At December 31, 2009, restructuring liabilities of approximately $73 million and $125 million were included in the unaudited consolidated balance sheets in other current liabilities and other liabilities, respectively. Facility related costs of $125 million included in other liabilities and additional accretion are expected to be paid through fiscal 2021.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the plan liabilities were as follows (in millions):

	For the three months ended December 31,		For the six months ended December 31,
	2009	2008	2009	2008
	(in millions)
Beginning of period	$107	$168	$126	$180
Additions	—	25	—	40
Payments	(9)	(22)	(28)	(49)

End of period	$98	$171	$98	$171

The balance of the plan liabilities as of December 31, 2009 primarily includes facility related costs.

Note 5—Inventories, net

The Company’s inventories were comprised of the following:

	At December 31, 2009	At June 30, 2009
	(in millions)
Programming rights	$3,532	$3,038
Books, DVDs, paper and other merchandise	427	361
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	600	533
Completed, not released	46	137
In production	874	664
In development or preproduction	74	73

	1,594	1,407

Television productions:
Released (including acquired libraries)	643	589
Completed, not released	—	—
In production	302	256
In development or preproduction	3	4

	948	849

Total filmed entertainment costs, less accumulated amortization (a)	2,542	2,256

Total inventories, net	6,501	5,655
Less: current portion of inventory, net (b)	(2,995)	(2,477)

Total noncurrent inventories, net	$3,506	$3,178

(a)

Does not include $475 million and $491 million of net intangible film library costs as of December 31, 2009 and June 30, 2009, respectively, which are included in intangible assets subject to amortization in the unaudited consolidated balance sheets.

(b)	Current inventory as of December 31, 2009 and June 30, 2009 was comprised of programming rights ($2,600 million and $2,149 million, respectively), books, DVDs, paper and other merchandise.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Investments

The Company’s investments were comprised of the following:

		Ownership Percentage		At December 31, 2009	At June 30, 2009
				(in millions)
Equity method investments:
British Sky Broadcasting Group plc (1)	U.K. DBS operator	39%		$962	$877
Sky Deutschland AG (1)	German pay-TV operator	40	%(2)	311	437
Sky Network Television Ltd. (1)	New Zealand media company	44%		336	305
NDS	Digital technology company	49%		258	232
Other equity method investments		various		827	707
Fair value of available-for-sale investments		various		237	150
Other investments		various		231	249

				$3,162	$2,957

(1)

The market value of the Company’s investment in British Sky Broadcasting Group plc (“BSkyB”), Sky Deutschland AG (“Sky Deutschland”) and Sky Network Television Ltd. was $6,142 million, $622 million and $590 million at December 31, 2009, respectively.

(2)

During the first quarter of fiscal 2010, the Company entered into a series of purchase transactions resulting in the Company increasing its interest in Sky Deutschland. (See Fiscal Year 2010 Transactions below for further discussion)

The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	At December 31, 2009	At June 30, 2009
	(in millions)
Cost basis of available-for-sale investments	$37	$38
Accumulated gross unrealized gain	200	113
Accumulated gross unrealized loss	—	(1)

Fair value of available-for-sale investments	$237	$150

Deferred tax liability	$70	$39

Fiscal Year 2010 Transactions

During the first quarter of fiscal 2010, the Company acquired additional shares of Sky Deutschland, increasing its ownership from approximately 38% at June 30, 2009 to approximately 40% at December 31, 2009.

In December 2009, the Company announced that it had entered into an agreement with Sky Deutschland to subscribe to up to 49 million in newly registered shares of Sky Deutschland pursuant to a capital increase. Sky Deutschland completed this capital increase in January 2010 and, accordingly, the Company purchased 49 million newly registered shares of Sky Deutschland at a price of €2.25 per new share for an aggregate cost of approximately $158 million. As a result, News Corporation’s stake in Sky Deutschland increased to approximately 45%.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Year 2009 Transactions

Investment in Sky Deutschland

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

Impairment of Investments in Sky Deutschland

On October 2, 2008, Sky Deutschland announced guidance on its earnings before interest, taxes, depreciation and amortization (“EBITDA”) indicating results substantially below prior guidance for calendar 2008. Sky Deutschland also announced that it had adopted a new classification of subscribers at September 30, 2008. The day after this announcement, Sky Deutschland experienced a significant decline in its market value. As a result of this decline, the Company’s carrying value in Sky Deutschland exceeded its market value based upon Sky Deutschland’s closing share price of €4.38 on October 3, 2008. The Company believed that this decline was not temporary based on the assessment described below and, accordingly, recorded an impairment charge of $422 million representing the difference between the Company’s carrying value and the market value. The impairment charge was included in Equity earnings (losses) of affiliates in the Company’s unaudited consolidated statements of operations during the six months ended December 31, 2008.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The table below presents information about financial assets and liabilities carried at fair value on a recurring basis as of December 31, 2009:

Description	Total as of December 31, 2009	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities (1)	$237	$237	$—	$—
Liabilities
Derivatives (2)	(12)	—	(12)	—
Redeemable noncontrolling interests (3)	(365)	—	—	(365)

Total	$(140)	$237	$(12)	$(365)

(1)	See Note 6—Investments.
(2)

Represents derivatives associated with the Company’s exchangeable securities and foreign exchange forward contracts designated as hedges and other financial instruments. As of December 31, 2009, fair value of warrants related to the TOPrS of approximately $8 million was included in non-current liabilities. In addition to this amount was the fair value of the foreign exchange forward contracts of approximately $4 million which are recorded in the underlying hedged balances. Cash flows from the settlement of foreign exchange forward contracts (which generally occurs within 12 months from the inception of the contracts) offset cash flows from the underlying hedged item and are included in operating activities in the consolidated statements of cash flows. The Company uses financial instruments designated as cash flow hedges primarily to hedge its limited exposures to foreign currency exchange risks associated with the cost for producing or acquiring films and television programming abroad. The effective changes in fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income with foreign currency translation adjustments. Amounts are reclassified from accumulated other comprehensive income when the underlying hedged item is recognized in earnings. If derivatives are not designated as hedges, changes in fair value are recorded in earnings.

(3)

The Company accounts for redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A “Distinguishing Liabilities from Equity” because their exercise is outside the control of the Company and, accordingly, has included the fair value of the redeemable noncontrolling interests in the unaudited consolidated balance sheets. The redeemable noncontrolling interests recorded at fair value include put arrangements held by the noncontrolling interests in one of the Company’s majority-owned regional sports networks (“RSN”), in a majority-owned outdoor marketing subsidiary of the Company and in one of the Company’s Asian general entertainment television joint ventures.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in fair value of liabilities classified as Level 3 measurements during the six months ended December 31, 2009 were as follows:

For the six months ended December 31, 2009
(in millions)
Beginning of period	$(343)
Total gains (losses) included in Net income	(7)
Other	(15)

End of period	$(365)

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables, payables and cost investments, approximates fair value.

The aggregate fair value of the Company’s borrowing at December 31, 2009 was approximately $16.3 billion compared with a carrying value of approximately $15.3 billion and, at June 30, 2009, was approximately $13.5 billion compared with a carrying value of approximately $14.3 billion. Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market.

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables do not represent significant concentrations of credit risk at December 31, 2009 or June 30, 2009 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At December 31, 2009, the Company did not anticipate nonperformance by any of the counterparties.

Note 8—Goodwill and Other Intangible Assets

During the six months ended December 31, 2009, the change in the carrying value of goodwill was primarily due to foreign currency translation adjustments. The change in the carrying value of intangible assets during the six months ended December 31, 2009 was primarily due to amortization expense partially offset by foreign currency translation adjustments.

During the second quarter of fiscal 2009, the Company performed an interim impairment review in advance of its annual impairment assessment because the Company believed events had occurred and circumstances had changed that would more likely than not reduce the fair value of the Company’s goodwill and indefinite-lived intangible assets below their carrying amounts. These events included: (a) the decline of the price of the

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”), and Class B common stock, par value $0.01 per share (“Class B Common Stock”), below the carrying value of the Company’s stockholders’ equity; (b) the reduced growth in advertising revenues; (c) the decline in the operating profit margins in some of the Company’s advertising-based businesses; and (d) the decline in the valuations of other television stations, newspapers and advertising-based companies as determined by the current trading values of those companies.

As a result of the interim impairment review performed, the Company recorded non-cash impairment charges of approximately $8.4 billion ($6.7 billion, net of tax) in the three and six months ended December 31, 2008. The charges consisted of a write-down of the Company’s indefinite-lived intangible assets (primarily Federal Communications Commission licenses in the Television segment) of $4.6 billion, a write-down of $3.6 billion of goodwill and a write-down of the Newspapers and Information Services segment’s fixed assets of $185 million in accordance with ASC 360 “Property, Plant and Equipment.”

Note 9—Borrowings

On August 25, 2009, News America Incorporated (“NAI”), a 100% owned subsidiary of the Company as defined in Rule 3-10(h) of Regulation S-X, entered into an indenture with the Company, as Guarantor, and The Bank of New York Mellon, as Trustee (the “Indenture”). The following notes were issued pursuant to the Indenture:

Notes due 2020 and 2039

In August 2009, NAI issued $400 million of 5.65% Senior Notes due 2020 and $600 million of 6.90% Senior Notes due 2039. The net proceeds received of approximately $989 million will be used for general corporate purposes.

Other

The Company’s $250 million 6.75% Senior Debentures due January 2038 were puttable, at the option of the holder, to the Company in January 2010. The majority of these debentures were not put to the Company in January 2010 and the outstanding debentures which had been classified as current borrowings as of June 30, 2009 were reclassified as non-current borrowings as of December 31, 2009.

NAI’s 0.75% Senior Exchangeable BUCS (“BUCS”) in the amount of $1,641 million are classified as current borrowings. The holders of the BUCS have the right to tender the BUCS for redemption on March 15, 2010 for payment of the adjusted liquidation preference of the BUCS plus accrued and unpaid distributions and any final period distribution in, at the Company’s election, cash, ordinary shares of BSkyB, Class A Common Stock or any combination thereof. The Company may redeem the BUCS for cash, ordinary shares of BSkyB or a combination thereof in whole or in part, at any time on or after March 20, 2010, at the adjusted liquidation preference of the BUCS plus any accrued and unpaid distributions and any final period distribution thereon. On February 1, 2010, the Company announced that NAI gave notice to holders of the BUCS that any BUCS tendered at the option of the holders on the March 15, 2010 holder redemption date would be redeemed for cash at the specified redemption amount equal to $1,013.48 per BUCS, which represents the amount equal to the adjusted liquidation preference of such BUCS plus an amount equal to any accrued and unpaid distributions and any final period distribution.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Equity

Dividends

The Company declared a dividend of $0.06 per share on both the Class A Common Stock and the Class B Common Stock in the three months ended September 30, 2009, which was paid in October 2009 to stockholders of record on September 9, 2009. The total aggregate dividend paid to stockholders in October 2009 was approximately $157 million.

Note 11—Equity-Based Compensation

The following table summarizes the Company’s equity-based compensation transactions:

	For the three months ended December 31,		For the six months ended December 31,
	2009	2008	2009	2008
	(in millions)
Equity-based compensation	$35	$33	$80	$82

Cash received from exercise of equity-based compensation	$—	$—	$21	$3

At December 31, 2009, the Company’s total compensation cost related to non-vested stock options, restricted stock units (“RSUs”) and stock appreciation rights not yet recognized for all equity-based compensation plans was approximately $204 million, the majority of which is expected to be recognized over the next three fiscal years. Compensation expense on all equity-based awards is generally recognized on a straight-line basis over the vesting period of the entire award.

Stock options exercised during the six months ended December 31, 2009 and 2008 resulted in the Company’s issuance of approximately 1.8 million and 0.2 million shares of Class A Common Stock, respectively. The intrinsic value of the stock options exercised during the three and six months ended December 31, 2009 and 2008 were not material.

During the six months ended December 31, 2009, the Company issued 5.6 million RSUs. These RSUs will be settled in shares of Class A Common Stock upon vesting, except for approximately 0.9 million RSUs that will be settled in cash. RSUs granted to executive directors and certain awards granted to employees in certain foreign locations are settled in cash. At December 31, 2009 and June 30, 2009, the liability for cash-settled RSUs was $39 million and $52 million, respectively.

During the six months ended December 31, 2009 and 2008, approximately 9.2 million and 8.3 million RSUs vested, respectively, of which approximately 7.0 million and 6.7 million, respectively, were settled in Class A Common Stock, before statutory tax withholdings. The fair value of RSUs settled in Class A Common Stock was $76 million and $91 million for the six months ended December 31, 2009 and 2008, respectively. The remaining 2.2 million and 1.6 million RSUs settled during the six months ended December 31, 2009 and 2008, respectively, were settled in cash, before statutory tax withholdings, of approximately $23 million in each period.

The Company recognized a tax expense on vested RSUs and stock options exercised of $9 million and $5 million for the six months ended December 31, 2009 and 2008, respectively.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Commitments and Guarantees

Commitments

During the six months ended December 31, 2009, the Company renewed its rights to broadcast Italy’s National League Football matches through fiscal 2012. The Company expects to pay approximately $1.7 billion over the term of the agreement.

During the second quarter of fiscal 2010, the Company entered into a long-term supply contract pursuant to which the Company will purchase ink for its newspaper printing facilities in the United Kingdom from a third party through fiscal 2022. The Company will pay approximately $400 million over the term of the contract.

On January 30, 2010, the Company announced that its News America Marketing unit had settled its litigation with Valassis Communications, Inc. (“Valassis”) for $500 million. The Company expects to pay this amount in fiscal 2010.

Other than as previously disclosed in these notes to the Company’s unaudited consolidated financial statements, the Company’s commitments have not changed significantly from disclosures included in the 2009 Form 10-K.

Guarantees

The Company’s guarantees have not changed significantly from disclosures included in the 2009 Form 10-K.

Note 13 —Contingencies

Intermix

On August 26, 2005 and August 30, 2005, two purported class action lawsuits captioned, respectively, Ron Sheppard v. Richard Rosenblatt et. al., and John Friedmann v. Intermix Media, Inc. et al., were filed in the California Superior Court, County of Los Angeles. Both lawsuits named as defendants all of the then incumbent members of the Intermix Board, including Mr. Rosenblatt, Intermix’s former Chief Executive Officer, and certain entities affiliated with VantagePoint Venture Partners (“VantagePoint”), a former major Intermix stockholder. The complaints alleged that, in pursuing the transaction whereby Intermix was to be acquired by Fox Interactive Media, a subsidiary of the Company (the “FIM Transaction”) and approving the related merger agreement, the director defendants breached their fiduciary duties to Intermix stockholders by, among other things, engaging in self-dealing and failing to obtain the highest price reasonably available for Intermix and its stockholders. The complaints further alleged that the merger agreement resulted from a flawed process and that the defendants tailored the terms of the merger to advance their own interests. The FIM Transaction was consummated on September 30, 2005. The Friedmann and Sheppard lawsuits were subsequently consolidated and, on January 17, 2006, a consolidated amended complaint was filed (the “Intermix Media Shareholder Litigation”). The plaintiffs in the consolidated action sought various forms of declaratory relief, damages, disgorgement and fees and costs. On March 20, 2006, the court ordered that substantially identical claims asserted in a separate state action filed by Brad Greenspan, captioned Greenspan v. Intermix Media, Inc., et al. , be severed and related to the Intermix Media Shareholder Litigation. The defendants filed demurrers seeking dismissal of all claims in the Intermix Media Shareholder Litigation and the severed Greenspan claims. On October 6, 2006, the court sustained the demurrers without leave to amend. On December 13, 2006, the court dismissed the complaints and entered judgment for the defendants. Greenspan and plaintiffs in the Intermix Media Shareholder Litigation filed notices of appeal. The Court of Appeal heard arguments on the fully briefed appeal on October 23, 2008. On November 11, 2008, the Court of Appeal issued an unpublished opinion

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

affirming the lower court’s dismissal on all counts. On December 19, 2008, shareholder appellants filed a Petition for Review with the California Supreme Court. After the lower court sustained the demurrers in the Intermix Media Shareholder Litigation, co-counsel for certain of the plaintiffs moved for an award of attorneys’ fees and costs under a common law substantial benefit theory. On October 4, 2007, the court granted the motion and denied defendants’ application to tax costs. After defendants filed a notice of appeal, the matter was resolved.

In November 2005, plaintiff in a derivative action captioned LeBoyer v. Greenspan et al. pending against various former Intermix directors and officers in the United States District Court for the Central District of California filed a First Amended Class and Derivative Complaint (the “Amended Complaint”). The original derivative action was filed in May 2003 and arose out of Intermix’s restatement of quarterly financial results for its fiscal year ended March 31, 2003. A substantially similar derivative action filed in Los Angeles Superior Court was dismissed based on the inability of the plaintiffs to plead adequately demand futility. Plaintiff LeBoyer’s November 2005 Amended Complaint added various allegations and purported class claims arising out of the FIM Transaction that are substantially similar to those asserted in the Intermix Media Shareholder Litigation. The Amended Complaint also added as defendants the individuals and entities named in the Intermix Media Shareholder Litigation that were not already defendants in the matter. On October 16, 2006, the court dismissed the fourth through seventh claims for relief, which related to the 2003 restatement, finding that the plaintiff is precluded from relitigating demand futility. At the same time, the court asked for further briefing regarding plaintiffs’ standing to assert derivative claims based on the FIM Transaction, including for alleged violation of Section 14(a) of the Exchange Act, the effect of the state judge’s dismissal of the claims in the Greenspan case and the Intermix Media Shareholder Litigation on the remaining direct class action claims alleging breaches of fiduciary duty and other common law claims leading up to the FIM Transaction. The parties filed the requested additional briefing in which the defendants requested that the court stay the direct LeBoyer claims pending the resolution of any appeal in the Greenspan case and the Intermix Media Shareholder Litigation. By order dated May 22, 2007, the court granted defendants’ motion to dismiss the derivative claims arising out of the FIM Transaction, and denied the defendants’ request to stay the two remaining direct claims. As explained in more detail in the next paragraph, the court subsequently consolidated this case with the Brown v. Brewer action also pending before the court. On July 11, 2007, plaintiffs filed the consolidated first amended complaint under the Brown case title. See the discussion of the Brown case below for the subsequent developments in the consolidated case.

On June 14, 2006, a purported class action lawsuit, captioned Jim Brown v. Brett C. Brewer, et al., was filed against certain former Intermix directors and officers in the United States District Court for the Central District of California. The plaintiff asserted claims for alleged violations of Section 14a of the Exchange Act and SEC Rule 14a-9, as well as control person liability under Section 20a. The plaintiff alleged that certain defendants disseminated false and misleading definitive proxy statements on two occasions: one on December 30, 2003 in connection with the shareholder vote on January 29, 2004 on the election of directors and ratification of financing transactions with certain entities of VantagePoint; and another on August 25, 2005 in connection with the shareholder vote on the FIM Transaction. The complaint named as defendants certain VantagePoint related entities, the former general counsel and the members of the Intermix Board who were incumbent on the dates of the respective proxy statements. Intermix was not named as a defendant, but has certain indemnity obligations to the former officer and director defendants in connection with these claims and allegations. On August 25, 2006, plaintiff amended his complaint to add certain investment banks (the “Investment Banks”) as defendants. Intermix has certain indemnity obligations to the Investment Banks as well. Plaintiff amended his complaint again on September 27, 2006, which defendants moved to dismiss. On February 9, 2007, the case was transferred to Judge George H. King, the judge assigned to the LeBoyer action, on the grounds that it raises substantially related questions of law and fact as LeBoyer, and would entail substantial duplication of labor if heard by

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

different judges. On June 11, 2007, Judge King ordered the Brown case be consolidated with the LeBoyer action, ordered plaintiffs’ counsel to file a consolidated first amended complaint, and further ordered the parties to file a joint brief on defendants’ contemplated motion to dismiss the consolidated first amended complaint. On July 11, 2007, plaintiffs filed the consolidated first amended complaint, which defendants moved to dismiss. By order dated January 17, 2008, Judge King granted defendants’ motion to dismiss the 2003 proxy claims (concerning VantagePoint transactions) and the 2005 proxy claims (concerning the FIM Transaction), as well as a claim against the VantagePoint entities alleging unjust enrichment. The court found it unnecessary to rule on dismissal of the remaining claims, which are related to the 2005 FIM Transaction, because the dismissal disposed of those claims. On February 8, 2008, plaintiffs filed a consolidated second amended complaint, which defendants moved to dismiss on February 28, 2008. By order dated July 15, 2008, the court granted in part and denied in part defendants’ motion to dismiss. The 2003 claims and the claims against the Investment Banks were dismissed with prejudice. The Section 14a, Section 20a and the breach of fiduciary duty claims related to the FIM Transaction remain against the officer and director defendants and the VantagePoint defendants. On October 6, 2008, defendants filed a partial motion for summary judgment seeking dismissal of the Section 14a, Section 20 and state law disclosure claims. On November 10, 2008, Judge King denied the motion without prejudice. On November 14, 2008, plaintiff filed a motion for class certification to which defendants filed their opposition on January 14, 2009. On June 22, 2009, the court granted plaintiff’s motion for class certification, certifying a class of all holders of Intermix Media, Inc. common stock, from July 18, 2005 through consummation of the FIM Transaction, who were allegedly harmed by defendants’ improper conduct as set forth in the complaint. The parties have completed fact and expert discovery. Defendants’ motion for summary judgment was filed on October 19, 2009. Defendants also filed a motion to exclude plaintiff’s damages expert on November 30, 2009. The court has taken both motions under submission. No trial date has been set yet.

News America Marketing

On January 18, 2006, Valassis filed a complaint against News America Incorporated, News America Marketing FSI, LLC and News America Marketing Services, In-Store, LLC, each of which are subsidiaries of the Company (collectively “News America”), in the United States District Court for the Eastern District of Michigan. Valassis alleges that News America possesses monopoly power in a claimed in-store advertising and promotions market (the “in-store market”) and has used that power to gain an unfair advantage over Valassis in a purported market for coupons distributed by free-standing inserts (“FSIs”). Valassis alleges that News America is attempting to monopolize the purported FSI market by leveraging its alleged monopoly power in the purported in-store market, thereby allegedly violating Section 2 of the Sherman Antitrust Act of 1890, as amended (the “Sherman Act”). Valassis further alleges that News America has unlawfully bundled the sale of in-store marketing products with the sale of FSIs and that such bundling constitutes unlawful tying in violation of Sections 1 and 3 of the Sherman Act. Additionally, Valassis alleges that News America is predatorily pricing its FSI products in violation of Section 2 of the Sherman Act. Valassis also asserts that News America violated various state antitrust statutes and has tortuously interfered with Valassis’ actual or expected business relationships. Valassis’ complaint seeks injunctive relief, damages, fees and costs. On April 20, 2006, News America moved to dismiss Valassis’ complaint in its entirety for failure to state a cause of action. On September 28, 2006, the Magistrate Judge issued a Report and Recommendation granting the motion. On October 16, 2006, Valassis filed an amended complaint, alleging the same causes of action. On November 17, 2006, News America answered the three federal antitrust claims and moved to dismiss the remaining nine state law claims. On March 23, 2007, the court granted News America’s motion and dismissed the nine state law claims. The parties engaged in discovery, which was combined with the California and Michigan state cases discussed below, and is now completed. The parties have exchanged expert reports. On September 3, 2009, the court denied the parties’ cross- motions for summary judgment. Trial was set to commence on February 2, 2010.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 9, 2007, Valassis filed a two-count complaint in Michigan state court against News America. That complaint, which was based on the same factual allegations as the federal complaint discussed above and the California state court complaint discussed below, alleged that News America tortuously interfered with Valassis’ business relationships and that News America unfairly competed with Valassis. The complaint sought injunctive relief, damages, fees and costs. On May 4, 2007, News America filed a motion to dismiss or, in the alternative stay, that complaint. On August 14, 2007, the court denied the motion. On July 7, 2008, Valassis filed an amended complaint alleging the same causes of action, based on essentially the same factual allegations and seeking the same relief. News America moved to dismiss the amended complaint and on October 10, 2008, the court denied the motion. The parties completed discovery, which was combined with the federal case discussed above and the California state case discussed below. The court denied News America’s motion for summary judgment in January 2009. Trial commenced on May 27, 2009. On July 23, 2009, a jury in the Michigan state court returned a verdict in the amount of $300 million for Valassis. News America filed a motion for new trial, which was denied. News America filed an appeal and posted a bond for $25 million, the maximum bond required under Michigan law.

On March 12, 2007, Valassis filed a three-count complaint in California state court against News America. That complaint, which is based on the same factual allegations as the federal and Michigan state court complaints discussed above, alleges that News America has violated the Cartwright Act (California’s state antitrust law) by unlawfully tying its FSI products to its in-store products, has violated California’s Unfair Practices Act by predatorily pricing its FSI products, and has unfairly competed with Valassis. Valassis’ California complaint seeks injunctive relief, damages, fees and costs. On May 4, 2007, News America filed a motion to dismiss or, in the alternative stay, that complaint. On June 28, 2007, the court issued a tentative ruling denying the motion and reassigned the case to the Complex Litigation Program. On July 19, 2007, the court denied the motion. The California state court case was stayed until March 2010.

As a result of pretrial proceedings and negotiations that occurred in late January related to the complaint filed against News America in the United States District Court for the Eastern District of Michigan, on January 30, 2010, the Company announced that News America had reached a settlement agreement with Valassis pursuant to which all claims filed by Valassis in all matters listed above will be dismissed with prejudice. The United States District Court for the Eastern District of Michigan oversaw the settlement discussions and approved the terms of the settlement. As part of the settlement, News America will pay Valassis $500 million and enter into a ten-year shared mail distribution agreement with Valassis Direct Mail, a Valassis subsidiary. Additionally, the parties will also agree to mutual business practices that will require the parties to adhere to certain antitrust laws. In connection with the settlement, the judgment in the Michigan state court case from July 2009 will be satisfied with all related appeals dismissed. In addition, the California state court case will be dismissed with prejudice.

As a result of the settlement the Company has recorded a charge of $500 million in the three and six months ended December 31, 2009. The cost of the new distribution agreement, which will be entered into on a fair value basis, will be accounted for prospectively, consistent with the accounting for other similar agreements.

Other

Other than as previously disclosed in the notes to the Company’s unaudited consolidated financial statements, the Company is party to several purchase and sale arrangements which become exercisable over the next ten years by the Company or the counter-party to the agreement. In the next twelve months, none of these arrangements that become exercisable are material to the Company.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company experiences routine litigation in the normal course of its business. On January 30, 2010, the Company announced that its News America Marketing unit had settled its previously reported litigation with Valassis for $500 million. The Company believes that none of its other pending litigation will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic benefit costs were as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended December 31,
	2009	2008	2009	2008
	(in millions)
Service cost benefits earned during the period	$18	$18	$1	$2
Interest costs on projected benefit obligation	43	41	5	5
Expected return on plan assets	(35)	(38)	—	—
Amortization of deferred losses	10	4	—	—
Other	2	1	(4)	(1)

Net periodic costs	$38	$26	$2	$6

Cash contributions	$9	$13	$4	$4

	For the six months ended December 31,
	2009	2008	2009	2008
	(in millions)
Service cost benefits earned during the period	$36	$38	$2	$4
Interest costs on projected benefit obligation	86	84	10	10
Expected return on plan assets	(70)	(77)	—	—
Amortization of deferred losses	20	8	—	—
Other	3	1	(8)	(5)

Net periodic costs	$75	$54	$4	$9

Cash contributions	$23	$32	$8	$8

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

The Company’s operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measures are segment operating income (loss) and segment operating income (loss) before depreciation and amortization.

Segment operating income (loss) does not include: Impairment and restructuring charges, equity earnings (losses) of affiliates, interest expense, net, interest income, other, net, income tax expense and net income attributable to noncontrolling interests. The Company believes that information about segment operating income (loss) assists all users of the Company’s consolidated financial statements by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from non-operational factors that affect net income, thus providing insight into both operations and the other factors that affect reported results.

Segment operating income (loss) before depreciation and amortization is defined as segment operating income (loss) plus depreciation and amortization and the amortization of cable distribution investments and eliminates the variable effect across all business segments of depreciation and amortization. Depreciation and amortization expense includes the depreciation of property and equipment, as well as amortization of finite-lived intangible assets. Amortization of cable distribution investments represents a reduction against revenues over the term of a carriage arrangement and, as such, it is excluded from segment operating income (loss) before depreciation and amortization.

Total segment operating income and segment operating income (loss) before depreciation and amortization are non-GAAP measures and should be considered in addition to, not as a substitute for, net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. In addition, these measures do not reflect cash available to fund requirements. These measures exclude items, such as impairment and restructuring charges, which are significant components in assessing the Company’s financial performance. Segment operating income (loss) before depreciation and amortization also excludes depreciation and amortization which are also significant components in assessing the Company’s financial performance.

Management believes that total segment operating income and segment operating income (loss) before depreciation and amortization are appropriate measures for evaluating the operating performance of the

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s business. Total segment operating income and segment operating income (loss) before depreciation and amortization provide management, investors and equity analysts measures to analyze operating performance of the Company’s business and its enterprise value against historical data and competitors’ data, although historical results, including total segment operating income and segment operating income (loss) before depreciation and amortization, may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).

	For the three months ended December 31,		For the six months ended December 31,
	2009	2008	2009	2008
	(in millions)
Revenues:
Filmed Entertainment	$1,898	$1,485	$3,419	$2,744
Television	1,248	1,135	2,013	1,964
Cable Network Programming	1,756	1,492	3,362	2,946
Direct Broadcast Satellite Television	1,008	922	1,935	1,891
Integrated Marketing Services	291	284	558	543
Newspapers and Information Services	1,655	1,505	3,058	3,210
Book Publishing	381	305	691	620
Other	447	743	847	1,462

Total revenues	$8,684	$7,871	$15,883	$15,380

Segment operating income (loss):
Filmed Entertainment	$324	$112	$715	$363
Television	29	(2)	67	82
Cable Network Programming	604	448	1,117	798
Direct Broadcast Satellite Television	(30)	10	98	175
Integrated Marketing Services	(414)	86	(341)	154
Newspapers and Information Services	259	200	284	341
Book Publishing	65	23	85	26
Other	(125)	(38)	(251)	(139)

Total segment operating income	712	839	1,774	1,800

Impairment and restructuring charges	(10)	(8,465)	(30)	(8,473)
Equity earnings (losses) of affiliates	58	30	90	(329)
Interest expense, net	(269)	(231)	(514)	(452)
Interest income	16	20	41	60
Other, net	(86)	(98)	(98)	206

Income (loss) before income tax expense	421	(7,905)	1,263	(7,188)
Income tax (expense) benefit	(137)	1,514	(382)	1,333

Net income (loss)	284	(6,391)	881	(5,855)
Less: Net income attributable to noncontrolling interests	(30)	(26)	(56)	(47)

Net income (loss) attributable to News Corporation stockholders	$254	$(6,417)	$825	$(5,902)

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $249 million and $273 million for the three months ended December 31, 2009 and 2008, respectively, and of approximately $389 million and $443 million for the six months ended December 31, 2009 and 2008, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profit

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

generated primarily by the Filmed Entertainment segment of approximately $17 million and $32 million for the three months ended December 31, 2009 and 2008, respectively, and of approximately $12 and $34 million for the six months ended December 31, 2009 and 2008, respectively, have been eliminated within the Filmed Entertainment segment.

	For the three months ended December 31, 2009
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$324	$23	$—	$347
Television	29	20	—	49
Cable Network Programming	604	36	22	662
Direct Broadcast Satellite Television	(30)	72	—	42
Integrated Marketing Services	(414)	2	—	(412)
Newspapers and Information Services	259	90	—	349
Book Publishing	65	4	—	69
Other	(125)	52	—	(73)

Total	$712	$299	$22	$1,033

	For the three months ended December 31, 2008
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income before depreciation and amortization
	(in millions)
Filmed Entertainment	$112	$23	$—	$135
Television	(2)	20	—	18
Cable Network Programming	448	31	19	498
Direct Broadcast Satellite Television	10	56	—	66
Integrated Marketing Services	86	3	—	89
Newspapers and Information Services	200	76	—	276
Book Publishing	23	2	—	25
Other	(38)	72	—	34

Total	$839	$283	$19	$1,141

	For the six months ended December 31, 2009
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$715	$46	$—	$761
Television	67	41	—	108
Cable Network Programming	1,117	78	45	1,240
Direct Broadcast Satellite Television	98	138	—	236
Integrated Marketing Services	(341)	5	—	(336)
Newspapers and Information Services	284	177	—	461
Book Publishing	85	8	—	93
Other	(251)	103	—	(148)

Total	$1,774	$596	$45	$2,415

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the six months ended December 31, 2008
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income before depreciation and amortization
	(in millions)
Filmed Entertainment	$363	$46	$—	$409
Television	82	40	—	122
Cable Network Programming	798	62	42	902
Direct Broadcast Satellite Television	175	116	—	291
Integrated Marketing Services	154	5	—	159
Newspapers and Information Services	341	166	—	507
Book Publishing	26	4	—	30
Other	(139)	140	—	1

Total	$1,800	$579	$42	$2,421

	At December 31, 2009	At June 30, 2009
	(in millions)
Total assets:
Filmed Entertainment	$7,662	$7,042
Television	6,986	6,378
Cable Network Programming	11,820	11,688
Direct Broadcast Satellite Television	3,043	2,647
Integrated Marketing Services	1,364	1,346
Newspapers and Information Services	11,015	10,741
Book Publishing	1,654	1,582
Other	9,427	8,740
Investments	3,162	2,957

Total assets	$56,133	$53,121

Goodwill and Intangible assets, net:
Filmed Entertainment	$1,901	$1,917
Television	4,310	4,310
Cable Network Programming	6,863	6,912
Direct Broadcast Satellite Television	629	617
Integrated Marketing Services	1,036	1,034
Newspapers and Information Services	6,222	6,050
Book Publishing	503	511
Other	1,894	1,956

Total goodwill and intangible assets, net	$23,358	$23,307

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16—Additional Financial Information

Supplemental Cash Flows Information

	For the six months ended December 31,
	2009	2008
	(in millions)
Supplemental cash flows information:
Cash paid for income taxes	$(482)	$(774)
Cash paid for interest	(468)	(439)
Sale of other investments	15	12
Purchase of other investments	(79)	(45)

Supplemental information on businesses acquired:
Fair value of assets acquired	22	228
Cash acquired	3	—
Liabilities assumed	72	94
Noncontrolling interest (increase) decrease	(1)	140
Cash paid	(96)	(462)

Fair value of stock consideration	$—	$—

Other, net consisted of the following:

	For the three months ended December 31,		For the six months ended December 31,
	2009	2008	2009	2008
	(in millions)
Loss on the Photobucket transaction (a)	$(29)	$—	$(29)	$—
Gain on the sale of the Stations (a)	—	—	—	232
Loss on the sale of eastern European television stations (a)	(19)	(100)	(19)	(100)
Change in fair value of exchangeable securities and other financial instruments (b)	—	14	(4)	76
Other	(38)	(12)	(46)	(2)

Total Other, net	$(86)	$(98)	$(98)	$206

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

Note 17—Subsequent Events

In preparation of its consolidated financial statements, the Company considered subsequent events through February 3, 2010, which was the date the Company’s consolidated financial statements were issued.

In December 2009, the Company announced that it had entered into an agreement with Sky Deutschland to subscribe to up to 49 million in newly registered shares of Sky Deutschland pursuant to a capital increase. Sky Deutschland completed this capital increase in January 2010 and, accordingly, the Company purchased

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

49 million newly registered shares of Sky Deutschland at a price of €2.25 per new share for an aggregate cost of approximately $158 million. As a result, News Corporation’s stake in Sky Deutschland increased to approximately 45%.

In January 2010, the Company sold its 33% interest in STOXX, Ltd. (“STOXX”), a European market index provider, for approximately $300 million in cash and additional consideration of up to approximately $40 million conditioned upon STOXX achieving specific performance objectives.

On January 30, 2010, the Company announced that its News America Marketing unit had settled its litigation with Valassis for $500 million.

A dividend of $0.075 per share of Class A Common Stock and Class B Common Stock has been declared and is payable on April 14, 2010. The record date for determining dividend entitlements is March 10, 2010.

Note 18—Supplemental Guarantor Information

In May 2007, NAI, a 100% owned subsidiary of the Company as defined in Rule 3-10(h) of Regulation S-X, entered into a credit agreement, among NAI as Borrower, the Company as Parent Guarantor, the initial lenders named therein (the “Lenders”), Citibank, N. A. as Administrative Agent and JPMorgan Chase Bank, N. A. as Syndication Agent (the “Credit Agreement”). The Credit Agreement provides a $2.25 billion unsecured revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit. NAI may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.08% regardless of facility usage. The Company pays interest for borrowings at LIBOR plus 0.27% and pays commission fees on letters of credit at 0.27%. The Company pays an additional fee of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. The maturity date is in May 2012; however, NAI may request that the Lenders’ commitments be renewed for up to two additional one year periods.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statement of Operations

For the three months ended December 31, 2009

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$—	$—	$8,684	$—	$8,684
Expenses	(63)	—	(7,919)	—	(7,982)
Equity earnings of affiliates	1	—	57	—	58
Interest expense, net	(776)	(297)	373	431	(269)
Interest income	1	—	851	(836)	16
Earnings (losses) from subsidiary entities	411	551	—	(962)	—
Other, net	(1)	—	(85)	—	(86)

Income (loss) before income tax expense	(427)	254	1,961	(1,367)	421
Income tax (expense) benefit	129	—	(612)	346	(137)

Net income (loss)	(298)	254	1,349	(1,021)	284
Less: Net income attributable to noncontrolling interests	—	—	(30)	—	(30)

Net income (loss) attributable to News Corporation stockholders	$(298)	$254	$1,319	$(1,021)	$254

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statement of Operations

For the three months ended December 31, 2008

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$1	$—	$7,870	$—	$7,871
Expenses	(82)	—	(15,415)	—	(15,497)
Equity earnings of affiliates	1	—	29	—	30
Interest expense, net	(400)	(268)	(143)	580	(231)
Interest income	187	—	413	(580)	20
Earnings (losses) from subsidiary entities	321	(6,114)	—	5,793	—
Other, net	(124)	(35)	61	—	(98)

(Loss) income before income tax expense	(96)	(6,417)	(7,185)	5,793	(7,905)
Income tax benefit	25	—	1,422	67	1,514

Net (loss) income	(71)	(6,417)	(5,763)	5,860	(6,391)
Less: Net income attributable to noncontrolling interests	—	—	(26)	—	(26)

Net (loss) income attributable to News Corporation stockholders	$(71)	$(6,417)	$(5,789)	$5,860	$(6,417)

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statement of Operations

For the six months ended December 31, 2009

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$—	$—	$15,883	$—	$15,883
Expenses	(125)	—	(14,014)	—	(14,139)
Equity earnings of affiliates	2	—	88	—	90
Interest expense, net	(1,516)	(587)	(8)	1,597	(514)
Interest income	2	—	1,636	(1,597)	41
Earnings (losses) from subsidiary entities	884	1,412	—	(2,296)	—
Other, net	384	—	(77)	(405)	(98)

Income (loss) before income tax expense	(369)	825	3,508	(2,701)	1,263
Income tax (expense) benefit	112	—	(1,062)	568	(382)

Net income (loss)	(257)	825	2,446	(2,133)	881
Less: Net income attributable to noncontrolling interests	—	—	(56)	—	(56)

Net income (loss) attributable to News Corporation stockholders	$(257)	$825	$2,390	$(2,133)	$825

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statement of Operations

For the six months ended December 31, 2008

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$3	$—	$15,377	$—	$15,380
Expenses	(170)	—	(21,883)	—	(22,053)
Equity earnings (losses) of affiliates	2	—	(331)	—	(329)
Interest expense, net	(740)	(531)	(143)	962	(452)
Interest income	203	—	819	(962)	60
Earnings (losses) from subsidiary entities	755	(5,300)	—	4,545	—
Other, net	(43)	(71)	320	—	206

(Loss) income before income tax expense	10	(5,902)	(5,841)	4,545	(7,188)
Income tax benefit (expense)	(2)	—	1,083	252	1,333

Net (loss) income	8	(5,902)	(4,758)	4,797	(5,855)
Less: Net income attributable to noncontrolling interests	—	—	(47)	—	(47)

Net (loss) income attributable to News Corporation stockholders	$8	$(5,902)	$(4,805)	$4,797	$(5,902)

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Balance Sheet

At December 31, 2009

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
ASSETS:
Current assets:
Cash and cash equivalents	$5,066	$—	$2,200	$—	$7,266
Receivables, net	21	—	7,495	—	7,516
Inventories, net	—	—	2,995	—	2,995
Other	56	—	502	—	558

Total current assets	5,143	—	13,192	—	18,335

Non-current assets:
Receivables	—	—	235	—	235
Inventories, net	—	—	3,506	—	3,506
Property, plant and equipment, net	62	—	6,158	—	6,220
Intangible assets, net	—	—	8,893	—	8,893
Goodwill	—	—	14,465	—	14,465
Other	257	—	1,060	—	1,317
Investments
Investments in associated companies and other investments	91	39	3,032	—	3,162
Intragroup investments	47,774	39,423	—	(87,197)	—

Total investments	47,865	39,462	3,032	(87,197)	3,162

TOTAL ASSETS	$53,327	$39,462	$50,541	$(87,197)	$56,133

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$1,793	$—	$47	$—	$1,840
Other current liabilities	32	—	9,321	—	9,353

Total current liabilities	1,825	—	9,368	—	11,193
Non-current liabilities:
Borrowings	13,371	—	64	—	13,435
Other non-current liabilities	216	—	6,094	—	6,310
Intercompany	23,172	15,061	(38,233)	—	—
Redeemable noncontrolling interests	—	—	365	—	365
Equity	14,743	24,401	72,883	(87,197)	24,830

TOTAL LIABILITIES AND EQUITY	$53,327	$39,462	$50,541	$(87,197)	$56,133

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

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statement of Cash Flows

For the six months ended December 31, 2009

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$(391)	$137	$818	$—	$564

Investing activities:
Property, plant and equipment	(3)	—	(385)	—	(388)
Investments	(8)	—	(288)	—	(296)
Proceeds from sale of investments, non-current assets and business disposals	—	—	36	—	36

Net cash used in investing activities	(11)	—	(637)	—	(648)

Financing activities:
Borrowings	989	—	21	—	1,010
Repayment of borrowings	—	—	(75)	—	(75)
Issuance of shares	—	21	—	—	21
Dividends paid	—	(158)	(25)	—	(183)
Other, net	—	—	2	—	2

Net cash provided by (used in) financing activities	989	(137)	(77)	—	775

Net increase in cash and cash equivalents	587	—	104	—	691
Cash and cash equivalents, beginning of period	4,479	—	2,061	—	6,540
Exchange movement on opening cash balance	—	—	35	—	35

Cash and cash equivalents, end of period	$5,066	$—	$2,200	$—	$7,266

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statement of Cash Flows

For the six months ended December 31, 2008

(US$ in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities	$(440)	$170	$(125)	$—	$(395)

Investing and other activities:
Property, plant and equipment	(8)	—	(583)	—	(591)
Investments	(7)	(19)	(503)	—	(529)
Proceeds from sale of investments, non-current assets and business disposals	—	—	973	—	973

Net cash used in investing activities	(15)	(19)	(113)	—	(147)

Financing activities:
Borrowings	—	—	47	—	47
Repayment of borrowings	(200)	—	(55)	—	(255)
Issuance of shares	—	3	1	—	4
Dividends paid	—	(154)	(23)	—	(177)
Purchase of subsidiary shares from noncontrolling interest	—	—	(11)	—	(11)
Other, net	—	—	18	—	18

Net cash used in financing activities	(200)	(151)	(23)	—	(374)

Net decrease in cash and cash equivalents	(655)	—	(261)	—	(916)
Cash and cash equivalents, beginning of period	2,275	—	2,387	—	4,662
Exchange movement on opening cash balance	—	—	(125)	—	(125)

Cash and cash equivalents, end of period	$1,620	$—	$2,001	$—	$3,621

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

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of News Corporation, its directors or its officers with respect to, among other things, trends affecting News Corporation’s financial condition or results of operations. The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other factors is set forth under the heading Part II “Other Information,” Item 1A “Risk Factors” in this report. News Corporation does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by News Corporation with the Securities and Exchange Commission (“SEC”). This section should be read together with the unaudited consolidated financial statements of News Corporation and related notes set forth elsewhere herein and News Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 as filed with the SEC on August 12, 2009 (the “2009 Form 10-K”).

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

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2009 and 2008. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2009 and 2008. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

The Company enters into arrangements with third parties to co-produce many of its theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. The parties to these arrangements include studio and non-studio entities, both domestic and foreign. In several of these agreements, other parties control certain distribution rights. The Filmed Entertainment segment records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and therefore, receive a participation based on the respective third-party investor’s interest in the profits or losses incurred on the film. Consistent with the requirements of Accounting Standards Codification (“ASC”) 926-605 “Entertainment—Films—Revenue Recognition,” the estimate of a third-party investor’s interest in profits or losses incurred on the film is determined by reference to the ratio of actual revenue earned to date in relation to total estimated ultimate revenues.

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

Television and Cable Network Programming

The Company’s television operations primarily consist of FOX Broadcasting Company (“FOX”), MyNetworkTV, Inc. (“MyNetworkTV”) and the 27 television stations owned by the Company.

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

The profitability of these long-term U.S. national sports contracts is based on the Company’s best estimates at December 31, 2009 of directly attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied at December 31, 2009, additional amortization of rights may be recorded. Should revenues improve as compared to estimated revenues, the Company may have an improved operating profit related to the contract, which may be recognized over the estimated remaining contract term.

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

Operating expenses for the Newspapers and Information Services segment include costs related to newsprint, ink, printing, distribution and editorial content. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead.

The Newspapers and Information Services segment’s advertising volume, circulation and the price of newsprint are the key variables whose fluctuations can have a material effect on the Company’s operating results and cash flow. The Company has to anticipate the level of advertising volume, circulation and newsprint prices in managing its businesses to maximize operating profit during expanding and contracting economic cycles. Newsprint is a basic commodity and its price is sensitive to the balance of supply and demand. The Company’s costs and expenses are affected by the cyclical increases and decreases in the price of newsprint. The newspapers published by the Company compete for readership and advertising with local and national newspapers and also compete with television, radio, Internet and other media alternatives in their respective markets. Competition for newspaper circulation is based on the news and editorial content of the newspaper, service, cover price and, from time to time, various promotions. The success of the newspapers published by the Company in competing with other newspapers and media for advertising depends upon advertisers’ judgments as to the most effective use of their advertising budgets. Competition for advertising among newspapers is based upon circulation levels, readership levels, reader demographics, internet reach, advertising rates and advertiser results. Such judgments are based on factors such as cost, availability of alternative media, circulation and quality of readership demographics. In recent years, the newspaper industry has experienced difficulty increasing circulation volume and revenues. This is due to, among other factors, increased competition from new media formats and sources and shifting preferences among some consumers to receive all or a portion of their news from sources other than a newspaper.

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

Other

The Other segment consists primarily of:

Digital Media Group

The Company sells advertising, sponsorships and subscription services on the Company’s various digital media properties. Significant expenses associated with the company’s digital media properties include development costs, advertising and promotional expenses, salaries, employee benefits and other routine overhead. The Company’s digital media properties include, among others, MySpace.com, IGN.com and Fox Audience Network.

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

Other Business Developments

During the first quarter of fiscal 2010, the Company acquired additional shares of Sky Deutschland AG (“Sky Deutschland”), increasing its ownership from approximately 38% at June 30, 2009 to approximately 40% at December 31, 2009.

In December 2009, the Company announced that it had entered into an agreement with Sky Deutschland to subscribe to up to 49 million in newly registered shares of Sky Deutschland pursuant to a capital increase. Sky Deutschland completed this capital increase in January 2010 and, accordingly, the Company purchased 49 million newly registered shares of Sky Deutschland at a price of €2.25 per new share for an aggregate cost of approximately $158 million. As a result, News Corporation’s stake in Sky Deutschland increased to approximately 45%.

In January 2010, the Company sold its 33% interest in STOXX, Ltd. (“STOXX”), a European market index provider, for approximately $300 million in cash and additional consideration of up to approximately $40 million conditioned upon STOXX achieving specific performance objectives.

RESULTS OF OPERATIONS

Results of Operations—For the three and six months ended December 31, 2009 versus the three and six months ended December 31, 2008.

The following table sets forth the Company’s operating results for the three and six months ended December 31, 2009, as compared to the three and six months ended December 31, 2008.

	For the three months ended December 31,			For the six months ended December 31,
	2009	2008	% Change	2009	2008	% Change
	(in millions, except %)

Revenues	$8,684	$7,871	10%	$15,883	$15,380	3%
Operating expenses	(5,630)	(5,161)	9%	(10,035)	(9,732)	3%
Selling, general and administrative	(2,043)	(1,588)	29%	(3,478)	(3,269)	6%
Depreciation and amortization	(299)	(283)	6%	(596)	(579)	3%
Impairment and restructuring charges	(10)	(8,465)	* *	(30)	(8,473)	*	*
Equity earnings (losses) of affiliates	58	30	93%	90	(329)	*	*
Interest expense, net	(269)	(231)	16%	(514)	(452)	14%
Interest income	16	20	(20)%	41	60	(32)%
Other, net	(86)	(98)	(12)%	(98)	206	*	*

Income (loss) before income tax expense	421	(7,905)	* *	1,263	(7,188)	*	*
Income tax (expense) benefit	(137)	1,514	* *	(382)	1,333	*	*

Net income (loss)	284	(6,391)	* *	881	(5,855)	*	*
Less: Net income attributable to noncontrolling interests	(30)	(26)	15%	(56)	(47)	19%

Net income (loss) attributable to News Corporation stockholders	$254	$(6,417)	* *	$825	$(5,902)	*	*

**	not meaningful

Overview— The Company’s revenues increased 10% and 3% for the three and six months ended December 31, 2009, respectively, as compared to the corresponding periods of fiscal 2009. The increases were primarily due to revenue increases at the Filmed Entertainment, Television, Cable Network Programming, and Book Publishing segments. The increases at the Filmed Entertainment segment were primarily due to increased worldwide theatrical and home entertainment revenues. Television segment revenues increased primarily due to increased MLB and prime-time advertising revenues. The increases at the Cable Network Programming segment were primarily due to increases in net affiliate revenues. The increases at the Book Publishing segment were primarily due to strong title offerings in fiscal 2010, with no comparable titles in the corresponding periods of fiscal 2009. These increases were partially offset by the decreased revenues at the Other segment, primarily due to the sale of a portion of the Company’s ownership stake in NDS Group plc (“NDS”) in February 2009. As a result of the sale, the Company’s portion of NDS’s operating results subsequent to February 2009 is included within Equity earnings (losses) of affiliates.

Operating expenses for the three and six months ended December 31, 2009 increased 9% and 3%, respectively, as compared to the corresponding periods of fiscal 2009. The increases were primarily due to increased amortization of production and participation costs and higher home entertainment manufacturing and marketing costs at the Filmed Entertainment segment. Also contributing to these increases were higher entertainment and sports programming at the Television and Cable Network Programming segments, as well as unfavorable foreign currency fluctuations. These increases were partially offset by the absence of costs related to NDS in the Other segment, reflecting the sale of a portion of the Company’s NDS ownership stake in February 2009, as well as the effects of company-wide cost containment initiatives.

Selling, General and Administrative expenses for the three and six months ended December 31, 2009 increased 29% and 6%, respectively, as compared to the corresponding periods of fiscal 2009. These increases were primarily due to the $500 million legal settlement charge with Valassis Communications, Inc. (“Valassis”) at the Integrated Marketing Services segment, as discussed in Note 13 to the accompanying unaudited consolidated financial statements, partially offset by the absence of costs related to NDS and the effects of company-wide cost containment initiatives.

Depreciation and amortization increased 6% and 3% for the three and six months ended December 31, 2009, respectively, as compared to the corresponding periods of fiscal 2009. These increases were primarily due to higher depreciation at the DBS segment resulting from higher volumes of set-top boxes, partially offset by the absence of depreciation and amortization related to NDS.

Impairment and restructuring charges—As discussed in Note 4 to the accompanying unaudited consolidated financial statements, the Company recorded approximately $10 million and $30 million of additional restructuring charges in the unaudited consolidated statements of operations for the three and six months ended December 31, 2009, respectively. The restructuring charges for the three months ended December 31, 2009 reflect approximately $10 million recorded at the Other segment related to a restructuring program at the Company’s Fox Mobile Entertainment division and accretion on facility termination obligations. The restructuring charges for the six months ended December 31, 2009 reflect an $18 million charge related to the sales and distribution operations of the STAR channels and a $12 million charge at the Other segment related to the restructuring program at the Company’s Fox Mobile Entertainment division and accretion on facility termination obligations.

During the three and six months ended December 31, 2008, the Company recorded approximately $21 million and $29 million in restructuring charges, respectively, primarily reflecting restructuring charges recorded at the Newspapers and Information Services segment.

During the second quarter of fiscal 2009, the Company performed an interim impairment review in advance of its annual impairment assessment because the Company believed events had occurred and circumstances had changed that would more likely than not reduce the fair value of the Company’s goodwill and indefinite-lived intangible assets below their carrying amounts. These events included: (a) the decline of the price of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”), and Class B common stock, par value $0.01 per share (“Class B Common Stock”), below the carrying value of the Company’s stockholders’ equity; (b) the reduced growth in advertising revenues; (c) the decline in the operating profit margins in some of the Company’s advertising-based businesses; and (d) the decline in the valuations of other television stations, newspapers and advertising-based companies as determined by the current trading values of those companies.

As a result of the interim impairment review performed, the Company recorded non-cash impairment charges of approximately $8.4 billion ($6.7 billion, net of tax) in the three and six months ended December 31, 2008. The charges consisted of a write-down of the Company’s indefinite-lived intangible assets (primarily FCC licenses in the Television segment) of $4.6 billion, a write-down of $3.6 billion of goodwill and a write-down of the Newspapers and Information Services segment’s fixed assets of $185 million in accordance with ASC 360 “Property, Plant and Equipment.”

Equity earnings (losses) of affiliates—Equity earnings (losses) of affiliates increased $28 million for the three months ended December 31, 2009 as compared to the corresponding period of fiscal 2009, primarily due to higher contributions from British Sky Broadcasting Group plc (“BSkyB”) as a result of higher subscription revenues and the absence of the write-down related to BSkyB’s ITV plc (“ITV”) investment recorded during the three months ended December 31, 2008. Equity earnings (losses) of affiliates increased $419 million during the six months ended December 31, 2009 as compared to the corresponding period of fiscal 2009, primarily due to the absence of a $422 million write-down of the Company’s investment in Sky Deutschland and write-downs related to BSkyB’s ITV investment recorded during the six months ended December 31, 2008.

	For the three months ended December 31,				For the six months ended December 31,
	2009	2008	% Change		2009	2008	% Change
	(in millions, except %)
DBS equity affiliates	$26	$17	53%		$31	$(376)	*	*
Cable channel equity affiliates	10	3	*	*	29	27	7%
Other equity affiliates	22	10	*	*	30	20	50%

Total equity earnings (losses) of affiliates	$58	$30	93%		$90	$(329)	*	*

**	not meaningful

Interest expense, net— Interest expense, net for the three and six months ended December 31, 2009 increased $38 million and $62 million, respectively, as compared to the corresponding periods of fiscal 2009, primarily due to the issuance of borrowings in February 2009 and August 2009. The increase in interest expense, net for the six months ended December 31, 2009 was partially offset by the retirement of $200 million of the Company’s borrowings in October 2008.

Interest income—Interest income decreased $4 million and $19 million for the three and six months ended December 31, 2009, respectively, as compared to the corresponding periods of fiscal 2009, primarily due to lower interest rates.

Other, net—

	For the three months ended December 31,		For the six months ended December 31,
	2009	2008	2009	2008
	(in millions)
Loss on the Photobucket transaction (a)	$(29)	$—	$(29)	$—
Gain on the sale of the Stations (a)	—	—	—	232
Loss on the sale of eastern European television stations (a)	(19)	(100)	(19)	(100)
Change in fair value of exchangeable securities and other financial instruments (b)	—	14	(4)	76
Other	(38)	(12)	(46)	(2)

Total Other, net	$(86)	$(98)	$(98)	$206

(a)	See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying unaudited consolidated financial statements.

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

Income tax expense—The effective income tax rate for the three and six months ended December 31, 2009 was 33% and 30%, respectively, which was lower than the statutory tax rate of 35%, primarily due to permanent differences recognized in the six months ended December 31, 2009. The effective income tax rate for the three and six months ended December 31, 2008 was 19%, which was lower than the statutory tax rate of 35%, primarily due to non-deductible goodwill included within the impairment charge taken in the three months ended December 31, 2008 noted above.

Net income (loss)—Net income (loss) for the three and six months ended December 31, 2009 increased as compared to the corresponding periods of fiscal 2009. These increases were primarily due to the absence of impairment charges noted above, partially offset by the charge related to settlement of the Valassis litigation. Also contributing to the increases were higher earnings from equity affiliates noted above. The increase during the six months ended December 31, 2009 was partially offset by the absence of the gain on the sale of eight of the Company’s television stations in July 2008.

Segment Analysis:

The following table sets forth the Company’s revenues and segment operating income for the three and six months ended December 31, 2009 as compared to the three and six months ended December 31, 2008.

	For the three months ended December 31,			For the six months ended December 31,
	2009	2008	% Change	2009	2008	% Change
	(in millions, except %)
Revenues:
Filmed Entertainment	$1,898	$1,485	28%	$3,419	$2,744	25%
Television	1,248	1,135	10%	2,013	1,964	2%
Cable Network Programming	1,756	1,492	18%	3,362	2,946	14%
Direct Broadcast Satellite Television	1,008	922	9%	1,935	1,891	2%
Integrated Marketing Services	291	284	2%	558	543	3%
Newspapers and Information Services	1,655	1,505	10%	3,058	3,210	(5)%
Book Publishing	381	305	25%	691	620	11%
Other	447	743	(40)%	847	1,462	(42)%

Total revenues	$8,684	$7,871	10%	$15,883	$15,380	3%

Segment operating income:
Filmed Entertainment	$324	$112	* *	$715	$363	97%
Television	29	(2)	* *	67	82	(18)%
Cable Network Programming	604	448	35%	1,117	798	40%
Direct Broadcast Satellite Television	(30)	10	* *	98	175	(44)%
Integrated Marketing Services	(414)	86	* *	(341)	154	* *
Newspapers and Information Services	259	200	30%	284	341	(17)%
Book Publishing	65	23	* *	85	26	* *
Other	(125)	(38)	* *	(251)	(139)	81%

Total segment operating income	$712	$839	(15)%	$1,774	$1,800	(1)%

**	not meaningful

Management believes that total segment operating income is an appropriate measure for evaluating the operating performance of the Company’s business segments. Total segment operating income provides management, investors and equity analysts a measure to analyze operating performance of each of the Company’s business segments and its enterprise value against historical data and competitors’ data, although historical results may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences). The following table reconciles total segment operating income to income (loss) before income taxes.

	For the three months ended December 31,		For the six months ended December 31,
	2009	2008	2009	2008
	(in millions)
Total segment operating income	$712	$839	$1,774	$1,800
Impairment and restructuring charges	(10)	(8,465)	(30)	(8,473)
Equity earnings (losses) of affiliates	58	30	90	(329)
Interest expense, net	(269)	(231)	(514)	(452)
Interest income	16	20	41	60
Other, net	(86)	(98)	(98)	206

Income (loss) before income tax expense	$421	$(7,905)	$1,263	$(7,188)

Filmed Entertainment (22% and 18% of the Company’s consolidated revenues in the first six months of fiscal 2010 and 2009, respectively)

For the three and six months ended December 31, 2009, revenues at the Filmed Entertainment segment increased $413 million, or 28%, and $675 million, or 25%, respectively, as compared to the corresponding periods of fiscal 2009, primarily due to increased worldwide theatrical and home entertainment revenues. Revenue increases for the three months ended December 31, 2009 were driven by the successful worldwide theatrical releases of Avatar and Alvin and the Chipmunks: The Squeakuel and the home entertainment performances of Ice Age: Dawn of the Dinosaurs, X-Men Origins: Wolverine and Night at the Museum: Battle of the Smithsonian. Also contributing to revenue in the three months ended December 31, 2009 was the worldwide home entertainment and pay television performance of Taken. For the six months ended December 31, 2009, revenues increased primarily due to the revenue increases in the three-month period noted above, as well as the theatrical performance of Ice Age: Dawn of the Dinosaurs. The three months ended December 31, 2008 included the worldwide home entertainment release of Horton Hears a Who, the worldwide theatrical releases of The Day the Earth Stood Still, Australia and Max Payne and the domestic theatrical release of Marley & Me.

For the three and six months ended December 31, 2009, the Filmed Entertainment segment’s operating income increased $212 million and $352 million, respectively, as compared to the corresponding periods of fiscal 2009. The increases were primarily due to the revenue increases noted above, partially offset by an increase in the amortization of production and participation costs, as well as higher home entertainment manufacturing and marketing costs. Higher releasing costs also partially offset revenue increases in the six months ended December 31, 2009.

Television (13% of the Company’s consolidated revenues in the first six months of fiscal 2010 and 2009)

For the three and six months ended December 31, 2009, revenues at the Television segment increased $113 million, or 10%, and $49 million, or 2%, as compared to the corresponding periods of fiscal 2009, primarily due to increased MLB and prime-time advertising revenues. MLB advertising revenues increased primarily due to higher post-season ratings and the broadcast of two additional post-season games. The increase in prime-time advertising revenues was primarily due to additional commercial spots sold as compared to the corresponding periods of fiscal 2009. The increase in revenues during the six months ended December 31, 2009 was primarily due to the revenue increases noted above, partially offset by lower political advertising revenue due to the 2008 presidential election, as well as lower NFL revenues due to one less game broadcast and lower local advertising spending in the first quarter of fiscal 2010.

The Television segment reported an increase in operating income for the three months ended December 31, 2009 of $31 million as compared to the corresponding period of fiscal 2009. The increase in operating income was primarily due to the revenue increase noted above and the effects of cost containment initiatives, as well as improved operating results at MyNetworkTV, partially offset by higher prime-time entertainment and MLB programming costs. Operating income for the six months ended December 31, 2009 decreased $15 million, or 18%, as compared to the corresponding period of fiscal 2009, as the revenue increases, cost containment initiatives and improved operating results at MyNetworkTV were more than offset by higher prime-time entertainment and MLB programming costs.

Cable Network Programming (21% and 19% of the Company’s consolidated revenues in the first six months of fiscal 2010 and 2009, respectively)

For the three and six months ended December 31, 2009, revenues at the Cable Network Programming segment increased $264 million, or 18%, and $416 million, or 14%, respectively, as compared to the corresponding periods of fiscal 2009. The increases were primarily due to higher net affiliate revenues principally at Fox News, the RSNs and the Company’s international cable operations. In addition, advertising revenue at the Company’s international cable operations were higher.

For the three and six months ended December 31, 2009, Fox News’ revenues increased 27% and 28%, respectively, as compared to the corresponding periods of fiscal 2009, primarily due to an increase in net affiliate revenues. Net affiliate revenues increased 67% and 71% for the three and six months ended December 31, 2009, respectively, primarily due to an increase in the average rate per subscriber and the number of subscribers as compared to the corresponding periods of fiscal 2009. As of December 31, 2009, Fox News reached approximately 98 million Nielsen households.

For the three and six months ended December 31, 2009, the RSNs’ revenues increased 12% and 9%, respectively, as compared to the corresponding periods of fiscal 2009, primarily due to an increase in net affiliate revenues. Net affiliate revenues increased 13% and 12% for the three and six months ended December 31, 2009, respectively, as compared to the corresponding periods of fiscal 2009, primarily due to an increase in the average rate per subscriber and the number of subscribers. Advertising revenues decreased 9% during the six months ended December 31, 2009 as compared to the corresponding period of fiscal 2009, primarily due to reduced local advertising spending.

The Company’s international cable operations’ revenues increased 23% and 16% for the three and six months ended December 31, 2009, respectively, as compared to the corresponding periods of fiscal 2009, primarily due to an increase in net affiliate revenues resulting from subscriber growth. Advertising revenue was also higher in the three and six months ended December 31, 2009 due to the launch of two regional channels in India.

The Company’s other cable operations’ revenues increased as compared to the corresponding periods of fiscal 2009, primarily due to an increase in net affiliate revenues.

For the three and six months ended December 31, 2009, operating income at the Cable Network Programming segment increased $156 million, or 35%, and $319 million, or 40%, respectively, as compared to the corresponding periods of fiscal 2009, primarily due to the revenue increases noted above. Also contributing to the increase during the six months ended December 31, 2009 was the absence of a settlement relating to the termination of a distribution agreement at the international cable operations during the first quarter of fiscal 2009. These increases were partially offset by increased operating expenses during the three and six months ended December 31, 2009 of $108 million and $97 million, respectively, as compared to the corresponding periods of fiscal 2009. The increases in operating expenses during the three and six months ended December 31, 2009 were due to higher movie acquisition costs, sports rights amortization and original programming costs.

Direct Broadcast Satellite Television (12% of the Company’s consolidated revenues in the first six months of fiscal 2010 and 2009)

For the three and six months ended December 31, 2009, SKY Italia’s revenues increased $86 million, or 9%, and $44 million, or 2%, respectively, as compared to the corresponding periods of fiscal 2009, due to favorable foreign exchange movements. SKY Italia had a decrease of approximately 16,000 in subscribers over the past twelve month period, which decreased SKY Italia’s total subscriber base to 4.7 million at December 31, 2009. The total churn for the three months ended December 31, 2009 was approximately 213,000 subscribers on an average subscriber base of 4.8 million, as compared to churn of approximately 148,000 subscribers on an average subscriber base of 4.7 million in the corresponding period of fiscal 2009. Subscriber churn for the period represents the number of SKY Italia subscribers whose service was disconnected during the period. During the three and six months ended December 31, 2009, the weakening of the U.S. dollar against the Euro resulted in an increase in revenue of approximately 12% and 3%, respectively, as compared to the corresponding periods of fiscal 2009.

Average revenue per subscriber (“ARPU”) of approximately €43 in the three months ended December 31, 2009 decreased from approximately €45 reported in the corresponding period of fiscal 2009. ARPU of approximately €42 in the six months ended December 31, 2009 decreased from approximately €44 reported in the corresponding period of fiscal 2009. The decreases in ARPU for the three and six months ended December 31, 2009 were primarily due to a lower average tier mix, reduced pay-per-view revenue and the lagged effect of various pricing promotions. SKY Italia calculates ARPU by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue for the period. Average subscribers are calculated for the respective periods by adding the beginning and ending subscribers for the period and dividing by two.

Subscriber acquisition costs per subscriber (“SAC”) of approximately €440 in the second quarter of fiscal 2010 increased from the second quarter of fiscal 2009, primarily due to higher marketing costs on a per subscriber basis. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross SKY Italia subscribers added during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly by SKY Italia to subscribers and the costs related to installation and acquisition advertising, net of any upfront activation fee. SKY Italia excludes the value of equipment capitalized under SKY Italia’s equipment lease program, as well as payments and the value of returned equipment related to disconnected lease program subscribers from subscriber acquisition costs.

For the three and six months ended December 31, 2009, SKY Italia’s operating income decreased $40 million and $77 million, respectively, as compared to the corresponding periods of fiscal 2009, primarily due to an increase in operating expenses. The increase in operating expenses was primarily due to higher programming costs and premium service initiatives, as well as higher sports rights amortization. During the three and six months ended December 31, 2009, the weakening of the U.S. dollar against the Euro resulted in a decrease in operating income of approximately 30% and 6%, respectively, as compared to the corresponding periods of fiscal 2009.

Integrated Marketing Services (4% of the Company’s consolidated revenues in the first six months of fiscal 2010 and 2009)

For the three and six months ended December 31, 2009, revenues at the Integrated Marketing Services segment increased $7 million, or 2%, and $15 million, or 3%, respectively, as compared to the corresponding periods of fiscal 2009, primarily due to an increase in volume of in-store marketing products sold, partially offset by lower revenues for free-standing insert products.

Operating income at the Integrated Marketing Services segment decreased $500 million and $495 million for the three and six months ended December 31, 2009, respectively, as compared to the corresponding periods of fiscal 2009, as the revenue increases noted above were more than offset by the $500 million charge relating to the settlement of the Valassis litigation.

Newspapers and Information Services (19% and 21% of the Company’s consolidated revenues in the first six months of fiscal 2010 and 2009, respectively)

For the three months ended December 31, 2009, revenues at the Newspapers and Information Services segment increased $150 million, or 10%, as compared to the corresponding period of fiscal 2009, primarily due to favorable foreign exchange fluctuations at the Australian newspapers. For the six months ended December 31, 2009, revenues at the Newspapers and Information Services segment decreased $152 million, or 5%, as compared to the corresponding period of fiscal 2009, primarily due to general reductions in advertising spending.

Operating income at the Newspapers and Information Services segment increased $59 million, or 30%, for the three months ended December 31, 2009 as compared to the corresponding period of fiscal 2009, primarily due to the revenue increases noted above, as well as the impact of cost containment initiatives. Operating income decreased $57 million, or 17%, for the six months ended December 31, 2009 as compared to the corresponding period of fiscal 2009, primarily due to the decrease in revenues noted above, partially offset by the impact of cost containment initiatives.

For the three and six months ended December 31, 2009, the Australian newspapers’ revenues increased 32% and 3%, respectively, as compared to the corresponding periods of fiscal 2009, primarily due to favorable foreign exchange fluctuations. The weakening of the U.S. dollar against the Australian dollar resulted in revenue increases of approximately 36% and 12% for the three and six months ended December 31, 2009, respectively, as compared to the corresponding periods of fiscal 2009. These increases were partially offset by lower circulation and advertising revenues. Local currency revenues decreased for both the three and six months ended December 31, 2009. For the three months ended December 31, 2009, the Australian newspapers’ operating income increased 19% as compared to the corresponding period of fiscal 2009, primarily due to the revenue increases noted above. For the six months ended December 31, 2009, the Australian newspapers operating income decreased 19% as compared to the corresponding period of fiscal 2009, primarily due to lower advertising revenues, partially offset by a reduction in operating costs resulting from cost containment initiatives.

For the three and six months ended December 31, 2009, the U.K. newspapers’ revenues increased 2% and decreased 10%, respectively, as compared to the corresponding periods of fiscal 2009. The increase for the three months ended December 31, 2009 as compared to the corresponding period of fiscal 2009 was primarily due to the impact of favorable foreign exchange fluctuations. The decrease for the six months ended December 31, 2009 as compared to the corresponding period of fiscal 2009 was primarily due to lower circulation revenue and lower classified and display advertising revenues across most titles. Operating income at the U.K. newspapers for the three months ended December 31, 2009 increased 46% as compared to the corresponding period of fiscal 2009, primarily due to lower marketing costs and the impact of cost containment initiatives. Operating income for the six months ended December 31, 2009 decreased 26% as compared to the corresponding period of fiscal 2009, primarily due to higher newsprint costs due to an increase in newsprint price partially offset by lower marketing expenses and the impact of cost containment initiatives.

During the three months ended December 31, 2009, revenues at Dow Jones & Company, Inc (“Dow Jones”) were relatively consistent with the corresponding period of fiscal 2009, as increased advertising and circulation revenues at The Wall Street Journal were offset by lower information services revenues. Dow Jones’ operating results for the three months ended December 31, 2009 increased 26% from the corresponding period of fiscal

2009, primarily due to cost containment initiatives, lower headcount and other employee related costs. Revenues for the six months ended December 31, 2009 decreased 6% as compared to the corresponding period of fiscal 2009, primarily due to lower advertising revenues at The Wall Street Journal and lower information services revenue, partially offset by higher circulation revenues resulting from higher pricing at The Wall Street Journal and higher digital advertising revenue. Dow Jones’ operating results for the six months ended December 31, 2009 were relatively consistent with those of the corresponding period of fiscal 2009, as the revenue decreases noted above were offset by cost containment initiatives, lower headcount and other employee related costs.

Book Publishing (4% of the Company’s consolidated revenues in the first six months of fiscal 2010 and 2009)

For the three and six months ended December 31, 2009, revenues at the Book Publishing segment increased $76 million, or 25%, and $71 million, or 11%, respectively, as compared to the corresponding periods of fiscal 2009. The increases were primarily due to higher sales at the General Books and Children’s divisions. The increases at the General Books division were primarily due to the success of Going Rogue by Sarah Palin. Strong backlist sales of Where the Wild Things Are by Maurice Sendak and The Vampire Diaries by L.J. Smith led to the increases at the Children’s division. During the three months ended December 31, 2009, HarperCollins had 48 titles on The New York Times Bestseller List with seven titles reaching the number one position. During the six months ended December 31, 2009, HarperCollins had 78 titles on The New York Times Bestseller List with eleven titles reaching the number one position.

Operating income for the three and six months ended December 31, 2009 increased $42 million and $59 million, respectively, as compared to the corresponding periods of fiscal 2009, primarily due to the revenue increases noted above, partially offset by higher royalty and manufacturing costs resulting from the increased revenues.

Other (5% and 9% of the Company’s consolidated revenues in the first six months of fiscal 2010 and 2009, respectively)

For the three and six months ended December 31, 2009, revenues at the Other segment decreased $296 million and $615 million, respectively, as compared to the corresponding periods of fiscal 2009. The decreases were primarily due to decreased revenues from NDS, News Outdoor and the Company’s digital media properties. The decreases at NDS were due to the absence of $188 million and $352 million of revenues for the three and six months ended December 31, 2009, respectively, reflecting the sale of a portion of the Company’s ownership stake in NDS in February 2009. As a result of the sale, the Company’s portion of NDS’s operating results subsequent to February 2009 is included within Equity earnings (losses) of affiliates. The revenue decreases at the Company’s digital media properties were principally due to lower search and advertising revenues. News Outdoor’s revenue decreases were primarily due to a general downturn in the advertising markets and unfavorable foreign exchange fluctuations.

Operating results for the three and six months ended December 31, 2009 decreased $87 million and $112 million, respectively, as compared to the corresponding periods of fiscal 2009. The decreases were primarily due to the absence of operating results from NDS and lower operating results from the Company’s digital media properties. The decreases at NDS were due to the absence of $32 million and $62 million of NDS’s operating income during the three and six months ended December 31, 2009, respectively, resulting from the sale of a portion of the Company’s ownership stake in NDS as noted above. The decreases at the Company’s digital media properties of $32 million and $52 million for the three and six months ended December 31, 2009, respectively, were primarily due to the revenue declines noted above.

Liquidity and Capital Resources

Impact of the Current Economic Environment

The United States and global economies have undergone a period of economic uncertainty, and the related capital markets have experienced significant volatility. In certain of the markets in which the Company’s businesses operate there was a weakening in the overall economic climate resulting in pressure on labor markets, retail sales and consumer confidence. These recent economic trends reduced advertising revenues at the Company’s Television, Newspapers and Information Services and Other segments, as well as the retail sales of books and DVDs. Despite these trends, the Company believes the cash generated internally and available financing will continue to provide the Company sufficient liquidity for the foreseeable future.

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has a $2.25 billion revolving credit facility, which expires in May 2012, and has access to various film co-production alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of December 31, 2009, the availability under the revolving credit facility was reduced by stand-by letters of credit issued which totaled approximately $73 million. As of December 31, 2009, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television products.

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

Sources and uses of cash

Net cash provided by (used in) operating activities for the six months ended December 31, 2009 and 2008 was as follows (in millions):

For the six months ended December 31,	2009	2008
Net cash provided by (used in) operating activities	$564	$(395)

The increase in net cash provided by operating activities during the six months ended December 31, 2009 as compared to the corresponding period of fiscal 2009 primarily reflects higher worldwide theatrical receipts at the Filmed Entertainment segment, higher affiliate receipts at the Cable Network Programming segment, higher receipts at the Book Publishing segment and lower tax payments.

Net cash used in investing activities for the six months ended December 31, 2009 and 2008 was as follows (in millions):

For the six months ended December 31,	2009	2008
Net cash used in investing activities	$(648)	$(147)

The increase in net cash used in investing activities during the six months ended December 31, 2009 was primarily due to the absence of proceeds from the sale of eight of the Company’s television stations in July 2008, partially offset by lower property, plant and equipment purchases.

Net cash provided by (used in) financing activities for the six months ended December 31, 2009 and 2008 was as follows (in millions):

For the six months ended December 31,	2009	2008
Net cash provided by (used in) financing activities	$775	$(374)

The increase in net cash provided by financing activities during the six months ended December 31, 2009 was primarily due to the issuance of $600 million 6.90% Senior Notes due 2039 and $400 million 5.65% Senior Notes due 2020 in August 2009, partially offset by the repayment of borrowings related to bank loans.

The Company declared a dividend of $0.06 per share on both its Class A Common Stock and its Class B Common Stock in the three months ended September 30, 2009, which was paid in October 2009 to stockholders of record on September 9, 2009. The total aggregate dividend paid to stockholders in October 2009 was approximately $157 million.

In February 2010, the Company announced that it had it increased its dividend to $0.075 per share on both its Class A Common Stock and its Class B Common Stock. This will increase the total aggregate cash dividends expected to be paid to stockholders in April 2010 by approximately 25%.

Debt Instruments

	For the six months ended December 31,
	2009	2008
	(in millions)
Borrowings
Notes due 2039	$593	$—
Notes due 2020	396	—
Bank loans	—	30
All other	21	17

Total borrowings	$1,010	$47

Repayments of borrowings
Notes due October 2008	$—	$(200)
Bank loans	(64)	(32)
All other	(11)	(23)

Total repayment of borrowings	$(75)	$(255)

Other

NAI’s 0.75% Senior Exchangeable BUCS (“BUCS”) in the amount of $1,641 million are classified as current borrowings. The holders of the BUCS have the right to tender the BUCS for redemption on March 15, 2010 for payment of the adjusted liquidation preference of the BUCS plus accrued and unpaid distributions and any final period distribution in, at the Company’s election, cash, ordinary shares of BSkyB, Class A Common Stock or any combination thereof. The Company may redeem the BUCS for cash, ordinary shares of BSkyB or a combination thereof in whole or in part, at any time on or after March 20, 2010, at the adjusted liquidation preference of the BUCS plus any accrued and unpaid distributions and any final period distribution thereon. On

February 1, 2010, the Company announced that NAI gave notice to holders of the BUCS that any BUCS tendered at the option of the holders on the March 15, 2010 holder redemption date would be redeemed for cash at the specified redemption amount equal to $1,013.48 per BUCS, which represents the amount equal to the adjusted liquidation preference of such BUCS plus an amount equal to any accrued and unpaid distributions and any final period distribution.

The Company’s $150 million 4.75% Senior Debentures due March 2010 are classified as current borrowings.

Ratings of the Public Debt

The table below summarizes the Company’s credit ratings as of December 31, 2009.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa1	Stable
S&P	BBB+	Stable

Revolving Credit Agreement

In May 2007, NAI entered into a credit agreement (the “Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the initial lenders named therein (the “Lenders”), Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent. The Credit Agreement provides a $2.25 billion unsecured revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit. NAI may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leveraging ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.08% regardless of facility usage. The Company pays interest for borrowings at LIBOR plus 0.27% and pays commission fees on letters of credit at 0.27%. The Company pays an additional fee of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. The maturity date is in May 2012; however, NAI may request that the Lenders’ commitments be renewed for up to two additional one year periods. As of December 31, 2009, approximately $73 million in standby letters of credit, for the benefit of third parties, was outstanding.

Commitments

During the six months ended December 31, 2009, the Company renewed its rights to broadcast Italy’s National League Football matches through fiscal 2012. The Company expects to pay approximately $1.7 billion over the term of the agreement.

During the second quarter of fiscal 2010, the Company entered into a long-term supply contract pursuant to which the Company will purchase ink for its newspaper printing facilities in the United Kingdom from a third party through fiscal 2022. The Company will pay approximately $400 million over the term of the contract.

On January 30, 2010, the Company announced that its News America Marketing unit had settled its litigation with Valassis Communications, Inc. for $500 million. The Company expects to pay this amount in fiscal 2010.

Other than as previously disclosed in the notes to the Company’s unaudited consolidated financial statements, the Company’s commitments have not changed significantly from disclosures included in the 2009 Form 10-K.

Guarantees

The Company’s guarantees have not changed significantly from disclosures included in the 2009 Form 10-K.

Contingencies

Other than as disclosed in the notes to the accompanying unaudited consolidated financial statements, the Company is party to several purchase and sale arrangements which become exercisable over the next ten years by the Company or the counter-party to the agreement. In the next twelve months, none of these arrangements that become exercisable are material.

The Company experiences routine litigation in the normal course of its business. On January 30, 2010, the Company announced that its News America Marketing unit had settled its previously reported litigation with Valassis for $500 million. The Company believes that none of its other pending litigation will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

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

Goodwill

In accordance with ASC 350 “Intangibles—Goodwill and Other,” the Company’s goodwill and indefinite-lived intangible assets, which include FCC licenses, are reviewed annually for impairment or earlier if events occur or circumstances change that would more likely than not reduce the fair value of the Company’s goodwill and indefinite-lived intangibles below their carrying amount. During the second quarter of fiscal 2009, the Company performed an interim impairment review in advance of its annual impairment assessment because the Company believed events had occurred and circumstances had changed that would more likely than not reduce the fair value of the Company’s goodwill and indefinite-lived intangible assets below their carrying amounts. These events included: (a) the decline of the price of the Class A Common Stock and Class B Common Stock below the carrying value of the Company’s stockholders’ equity; (b) the reduced growth in advertising revenues; (c) the decline in the operating profit margins in some of the Company’s advertising-based businesses; and (d) the decline in the valuations of other television stations, newspapers and advertising-based companies as determined by the current trading values of those companies. In addition, the Company also performed an annual impairment assessment of its goodwill and indefinite-lived intangible assets.

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

The Company performed impairment reviews consisting of a comparison of the estimated fair value of the Company’s FCC licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method, assuming a hypothetical start-up scenario for a broadcast station in each of the markets the

Company operates in. The significant assumptions used were the discount rate and terminal growth rates and operating margins, as well as industry data on future advertising and other revenues in the markets where the Company owns television stations. These assumptions were based on actual historical performance in each market and estimates of future performance in each market. These assumptions took into account the weakening of advertising markets that had affected both the national and local markets in which the Company’s stations operate.

As a result of the impairment reviews performed, the Company recorded non-cash impairment charges of approximately $8.9 billion ($7.2 billion, net of tax) during the fiscal year ended June 30, 2009. The charges consisted of a write-down of the Company’s indefinite-lived intangible assets (primarily FCC licenses in the Television segment) of $4.6 billion, a write-down of $4.1 billion of goodwill (primarily in the Newspapers and Information Services and Other segments) and a write-down of the Newspapers and Information Services segment’s fixed assets of $185 million in accordance with ASC 360 “Property, Plant and Equipment.” The factors that contributed to the fiscal 2009 impairment charges and the key assumptions that drive fair value have improved during the six months ended December 31, 2009; however, the following segments have reporting units that continue to be at risk for future impairment as the fair value of a reporting unit exceeded its carrying amount by less than 10% as of the last goodwill impairment assessment performed: Newspapers and Information Services; Television; and Cable Network Programming. In addition, the Company continues to monitor certain of its reporting units in the Other segment due to the impairment charges recorded in fiscal 2009. Goodwill amounts by segment at risk for future impairment are as follows: Newspapers and Information Services ($1.9 billion); Television ($1.9 billion); Cable Network Programming ($0.9 billion); and Other ($0.6 billion). The Company will continue to monitor its goodwill and intangible assets for possible future impairment.

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

At December 31, 2009, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $71 million (including the Company’s non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $6.9 million at December 31, 2009.

Interest Rates

The Company’s current financing arrangements and facilities include approximately $15.3 billion of outstanding debt with fixed interest and the Credit Agreement, which carries variable interest. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. As of December 31, 2009, substantially all of the Company’s financial instruments with exposure to interest rate risk were denominated in U.S. dollars and had an aggregate fair value of approximately $16.3 billion. The potential change in fair market value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $791 million at December 31, 2009.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity affiliates and had an aggregate fair value of approximately $7.6 billion as of December 31, 2009. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $6.8 billion. Such a hypothetical decrease would result in a before tax decrease in comprehensive income of approximately $24 million, as any changes in fair value of the Company’s equity affiliates are not recognized unless deemed other-than-temporary, as these investments are accounted for under the equity method.

In accordance with ASC 815 “Derivatives and Hedging,” the Company has recorded the conversion feature embedded in its exchangeable debentures in other liabilities. At December 31, 2009, the fair value of this conversion feature was nil. This conversion feature is sensitive to movements in the share price of one of the Company’s publicly traded equity affiliates. A significant variance in the price of the underlying stock could have a material impact on the operating results of the Company.

Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk at December 31, 2009 or June 30, 2009 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold. However, in light of the recent turmoil in the domestic and global economies, the Company’s estimates and judgments with respect to the collectability of its receivables have become subject to greater uncertainty than in more stable periods.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At December 31, 2009, the Company did not anticipate nonperformance by any of the counterparties.

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

See Note 13-Contingencies to the unaudited consolidated financial statements, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Prospective investors should consider carefully the risk factors set forth below before making an investment in the Company’s securities.

Global Economic Conditions May Have a Continuing Adverse Effect on the Company’s Business.

The United States and global economies have undergone a period of economic uncertainty, which caused, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending and lower consumer net worth. The resulting pressure on the labor and retail markets and the downturn in consumer confidence weakened the economic climate in certain markets in which the Company does business and has had and may continue to have an adverse effect on the Company’s business, results of operations, financial condition and liquidity. A continued decline in these economic conditions could further impact the Company’s business, reduce the Company’s advertising and other revenues and negatively impact the performance of its motion pictures and home entertainment releases, television operations, newspapers, books and other consumer products. In addition, these conditions could also impair the ability of those with whom the Company does business to satisfy their obligations to the Company. As a result, the Company’s results of operations may be adversely affected. Although the Company believes that its operating cash flow and current access to capital and credit markets, including the Company’s existing credit facility, will give it the ability to meet its financial needs for the foreseeable future, there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair the Company’s liquidity or increase its cost of borrowing.

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

The Company Could Suffer Losses Due to Asset Impairment Charges for Goodwill, Intangible Assets (including FCC Licenses) and Programming.

In accordance with applicable generally accepted accounting principles, the Company performs an annual impairment assessment of its recorded goodwill and indefinite-lived intangible assets, including FCC licenses, during the fourth quarter of each fiscal year. The Company also continually evaluates whether current factors or indicators, such as the prevailing conditions in the capital markets, require the performance of an interim impairment assessment of those assets, as well as other investments and other long-lived assets. Management believes that recent trends in the reduced growth in advertising revenues and the decline in profit margins in some of the Company’s advertising-based businesses and valuations of its television stations, newspapers, and other advertising-based companies have negatively affected investors’ outlooks on the Company’s market value. Any significant shortfall, now or in the future, in advertising revenue and/or the expected popularity of the programming for which the Company has acquired rights could lead to a downward revision in the fair value of certain reporting units, particularly those in the Newspapers and Information Services, Television and Cable Network Programming segments. A downward revision in the fair value of a reporting unit, indefinite-lived intangible assets, investments or long-lived assets could result in an impairment and a non-cash charge would be required. Any such charge could be material to the Company’s reported net earnings.

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

The Company is dependent upon the maintenance of affiliation agreements with third party owned television stations and there can be no assurance that these affiliation agreements will be renewed in the future on terms acceptable to the Company. The loss of a significant number of these affiliation arrangements could reduce the distribution of FOX and MyNetworkTV and adversely affect the Company’s ability to sell national and local advertising time. Similarly, the Company’s cable networks maintain affiliation and carriage arrangements that enable them to reach a large percentage of cable and direct broadcast satellite households across the United States. The loss of a significant number of these arrangements or the loss of carriage on basic programming tiers could reduce the distribution of the Company’s cable networks, which may adversely affect those networks’ revenues from subscriber fees and their ability to sell national and local advertising time.

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

The Company held its Annual Meeting of Stockholders (the “Annual Meeting”) on October 16, 2009. A brief description of the matters voted upon at the Annual Meeting and the results of the voting on such matters is set forth below.

Proposal 1: The following individuals were elected as Directors:

Name	For	Withheld
José María Aznar	669,116,150	3,245,149
Natalie Bancroft	627,075,152	45,526,034
Peter L. Barnes	670,935,434	1,426,066
Chase Carey	669,900,207	2,462,796
Kenneth E. Cowley	647,662,270	24,699,620
David F. DeVoe	624,329,092	47,999,391
Viet Dinh	508,202,864	164,127,464
Sir Roderick I. Eddington	494,775,002	177,553,430
Mark Hurd	668,551,198	3,784,601
Andrew S.B. Knight	498,309,655	174,017,575
James R. Murdoch	659,266,008	12,258,046
K. Rupert Murdoch	661,194,779	11,169,820
Lachlan K. Murdoch	665,581,608	16,782,991
Thomas J. Perkins	498,222,403	174,104,180
Arthur M. Siskind	659,687,889	12,665,560
John L. Thornton	507,721,893	164,002,492

Proposal 2: A proposal to ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2010 was voted upon as follows:

For:	670,148,616
Against:	519,433
Abstain:	1,700,860

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits.

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2009 and 2008; (ii) Unaudited Consolidated Balance Sheets at December 31, 2009 and June 30, 2009; (iii) Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 2009 and 2008; and (iv) Notes to the Unaudited Consolidated Financial Statements (tagged as blocks of text).*

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION
(Registrant)

By:	/s/ DAVID F. DEVOE
David F. DeVoe Senior Executive Vice President and Chief Financial Officer

Date: February 3, 2010