Form 10-Q
period 2010-03-31
NEWS CORP
filed 2010-05-05
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

NEWS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

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

As of April 30, 2010, 1,822,182,953 shares of Class A Common Stock, par value $0.01 per share, and 798,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	For the three months ended March 31,		For the nine months ended March 31,
	2010	2009	2010	2009
Revenues	$8,785	$7,373	$24,668	$22,753

Operating expenses	(5,777)	(4,848)	(15,812)	(14,580)
Selling, general and administrative	(1,461)	(1,441)	(4,939)	(4,710)
Depreciation and amortization	(294)	(274)	(890)	(853)
Impairment and restructuring charges	(6)	(55)	(36)	(8,528)
Equity earnings (losses) of affiliates	181	(40)	271	(369)
Interest expense, net	(247)	(238)	(761)	(690)
Interest income	20	16	61	76
Other, net	(45)	1,132	(143)	1,338

Income (loss) before income tax expense	1,156	1,625	2,419	(5,563)
Income tax (expense) benefit	(295)	1,103	(677)	2,436

Net income (loss)	861	2,728	1,742	(3,127)
Less: Net income attributable to noncontrolling interests	(22)	(1)	(78)	(48)

Net income (loss) attributable to News Corporation stockholders	$839	$2,727	$1,664	$(3,175)

Weighted average shares:
Basic	2,620	2,614	2,619	2,613
Diluted	2,627	2,620	2,625	2,613
Net income (loss) attributable to News Corporation stockholders per share
Basic	$0.32	$1.04	$0.64	$(1.22)
Diluted	$0.32	$1.04	$0.63	$(1.22)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	At March 31, 2010	At June 30, 2009
	(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents	$8,183	$6,540
Receivables, net	6,788	6,287
Inventories, net	2,732	2,477
Other	485	532

Total current assets	18,188	15,836

Non-current assets:
Receivables	261	282
Investments	3,423	2,957
Inventories, net	3,303	3,178
Property, plant and equipment, net	6,064	6,245
Intangible assets, net	8,486	8,925
Goodwill	14,007	14,382
Other non-current assets	1,296	1,316

Total assets	$55,028	$53,121

Liabilities and Equity:
Current liabilities:
Borrowings	$310	$2,085
Accounts payable, accrued expenses and other current liabilities	5,613	5,279
Participations, residuals and royalties payable	1,972	1,388
Program rights payable	1,166	1,115
Deferred revenue	835	772

Total current liabilities	9,896	10,639

Non-current liabilities:
Borrowings	13,196	12,204
Other liabilities	2,882	3,027
Deferred income taxes	3,483	3,276

Redeemable noncontrolling interests	362	343
Commitments and contingencies

Equity:
Class A common stock (1)	18	18
Class B common stock (2)	8	8
Additional paid-in capital	17,335	17,354
Retained earnings and accumulated other comprehensive income	7,412	5,844

Total News Corporation stockholders’ equity	24,773	23,224
Noncontrolling interests	436	408

Total equity	25,209	23,632

Total liabilities and equity	$55,028	$53,121

(1)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,821,978,686 shares and 1,815,449,495 shares issued and outstanding, net of 1,776,759,232 and 1,776,865,809 treasury shares at par at March 31, 2010 and June 30, 2009, respectively.

(2)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 313,721,702 treasury shares at par at March 31, 2010 and June 30, 2009.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the nine months ended March 31,
	2010	2009
Operating activities:
Net income (loss)	$1,742	$(3,127)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	890	853
Amortization of cable distribution investments	64	64
Equity (earnings) losses of affiliates	(271)	369
Cash distributions received from affiliates	190	157
Impairment charges (net of tax of $1.7 billion)	—	6,737
Other, net	143	(1,338)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(480)	(43)
Inventories, net	(465)	(718)
Accounts payable and other liabilities	1,166	(1,893)

Net cash provided by operating activities	2,979	1,061

Investing activities:
Property, plant and equipment, net of acquisitions	(661)	(811)
Acquisitions, net of cash acquired	(132)	(776)
Investments in equity affiliates	(307)	(103)
Other investments	(106)	(65)
Proceeds from sale of investments, other non-current assets and business disposals	889	1,713

Net cash used in investing activities	(317)	(42)

Financing activities:
Borrowings	1,024	1,032
Repayment of borrowings	(1,869)	(336)
Issuance of shares	22	4
Dividends paid	(203)	(190)
Purchase of subsidiary shares from noncontrolling interest	—	(11)
Other, net	2	18

Net cash (used in) provided by financing activities	(1,024)	517

Net increase in cash and cash equivalents	1,638	1,536
Cash and cash equivalents, beginning of period	6,540	4,662
Exchange movement of opening cash balance	5	(144)

Cash and cash equivalents, end of period	$8,183	$6,054

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

News Corporation, a Delaware corporation, with its subsidiaries (together “News Corporation” or the “Company”), is a diversified global media company, which manages and reports its businesses in eight segments: Filmed Entertainment, Television, Cable Network Programming (which now includes STAR Group Limited (“STAR”), see Note 15—Segment Information), Direct Broadcast Satellite Television (“DBS”), Integrated Marketing Services (formerly Magazines and Inserts, see Note 15—Segment Information), Newspapers and Information Services, Book Publishing and Other.

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

These interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 2009 and notes thereto included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on February 12, 2010, which should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on August 12, 2009.

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

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to each reporting date. As such, all references to March 31, 2010 and March 31, 2009 relate to the three and nine month periods ended March 28, 2010 and March 29, 2009, respectively. For convenience purposes, the Company continues to date its financial statements as of March 31.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with Accounting Standards Codification (“ASC”) 220 “Comprehensive Income,” total comprehensive income (loss) for the Company consisted of the following:

	For the three months ended March 31,		For the nine months ended March 31,
	2010	2009	2010	2009
	(in millions)
Net income (loss), as reported	$861	$2,728	$1,742	$(3,127)
Other comprehensive income:
Foreign currency translation adjustments	(342)	(187)	117	(2,793)
Unrealized holding gains (losses) on securities, net of tax	5	6	62	(29)
Benefit plan adjustments	16	6	28	(4)

Total comprehensive income (loss)	540	2,553	1,949	(5,953)

Less: net income attributable to noncontrolling interests (1)	(22)	(1)	(78)	(48)
Less: foreign currency translation adjustments attributable to noncontrolling interests (1)	(2)	14	(2)	54

Comprehensive income (loss) attributable to News Corporation stockholders	$516	$2,566	$1,869	$(5,947)

(1)	Includes amounts relating to noncontrolling interests classified as equity and redeemable noncontrolling interests classified as temporary equity.

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

The following table summarizes changes in equity:

	For the three months ended March 31,
	2010				2009
	News Corporation Stockholders	Noncontrolling Interests		Total Equity	News Corporation Stockholders	Noncontrolling Interests		Total Equity
				(in millions)
Balance, beginning of period	$24,401	$429		$24,830	$19,997	$630		$20,627
Net income	839	22	(a)	861	2,727	14	(a)	2,741
Other comprehensive loss	(323)	—	(b)	(323)	(161)	(5	)(b)	(166)
Issuance of shares	8	—		8	5	—		5
Dividends declared	(196)	—		(196)	(157)	—		(157)
Other	44	(15	)(c)	29	54	(244	)(c)	(190)

Balance, end of period	$24,773	$436		$25,209	$22,465	$395		$22,860

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the nine months ended March 31,
	2010				2009
	News Corporation Stockholders	Noncontrolling Interests		Total Equity	News Corporation Stockholders	Noncontrolling Interests		Total Equity
				(in millions)
Balance, beginning of period	$23,224	$408		$23,632	$28,623	$631		$29,254
Net income (loss)	1,664	71	(a)	1,735	(3,175)	54	(a)	(3,121)
Other comprehensive income (loss)	205	3	(b)	208	(2,772)	(31	)(b)	(2,803)
Issuance of shares	78	—		78	80	—		80
Dividends declared	(353)	—		(353)	(314)	—		(314)
Other	(45)	(46	)(c)	(91)	23	(259	)(c)	(236)

Balance, end of period	$24,773	$436		$25,209	$22,465	$395		$22,860

(a)

Net income (loss) attributable to noncontrolling interests excludes nil and $(13) million for the three months ended March 31, 2010 and 2009, respectively, and $7 million and $(6) million for the nine months ended March 31, 2010 and 2009, respectively, relating to redeemable noncontrolling interests which are reflected in temporary equity.

(b)

Other comprehensive income (loss) attributable to noncontrolling interests excludes $2 million and $(9) million for the three months ended March 31, 2010 and 2009, respectively, and $(1) million and $(23) million for the nine months ended March 31, 2010 and 2009, respectively, relating to redeemable noncontrolling interests.

(c)

Other activity attributable to noncontrolling interests excludes $(5) million and $71 million for the three months ended March 31, 2010 and 2009, respectively, and $13 million and $(63) million for the nine months ended March 31, 2010 and 2009, respectively, relating to redeemable noncontrolling interests.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

inputs and valuation techniques used to measure plan assets; (iv) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (v) significant concentrations of risk within plan assets.

Note 2—Acquisitions, Disposals and Other Transactions

Fiscal 2010 Transactions

In December 2009, the Company transferred the equity of its Photobucket subsidiary, a web-based provider of photo- and video-sharing services, and a related asset to a mobile photo uploading platform, in exchange for an equity interest in the acquirer and a cash payment. A loss of approximately $29 million on this transaction was included in other, net in the unaudited consolidated statements of operations for the nine months ended March 31, 2010. As a result of this transaction, the Company’s interest in the acquirer, which is not material, was recorded at fair value.

In the third quarter of fiscal 2010, the Company completed two transactions related to its financial indexes businesses.

The Company sold its 33% interest in STOXX AG (“STOXX”), a European market index provider, to its partners, Deutsche Börse AG and SIX Group AG, for approximately $300 million in cash. The Company is entitled to receive additional consideration up to approximately $40 million if STOXX achieves certain revenue targets in calendar year 2010.

The Company and CME Group Inc. (“CME”) formed a joint venture to operate a global financial index service business (the “Venture”), to which the Company contributed its Dow Jones Indexes business valued at $675 million and CME contributed a business which provides certain market data services valued at $608 million. The Company and CME own 10% and 90% of the Venture, respectively. The Venture issued approximately $613 million in third-party debt due in March 2018 that has been guaranteed by CME (the “Venture Financing”). The Venture used the proceeds from the debt issuance to make a special distribution at the time of the closing of approximately $600 million to the Company. The Company agreed to indemnify CME with respect to any payments of principal, premium and interest that CME makes under its guarantee of the Venture Financing and certain refinancing of such debt. In the event the Company is required to perform under this indemnity, the Company will be subrogated to and acquire all rights of CME.

The Company has the right to cause the Venture to purchase its 10% interest at fair market value in 2016 and the Venture has the right to call the Company’s 10% interest at fair market value in 2017. The Company also agreed to provide to the Venture an annual media credit for advertising on the Company’s Dow Jones media properties averaging approximately $3.5 million for a ten year term.

The Company’s interest in the Venture was recorded at fair value of $67.5 million, which was determined using an earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple and market-based valuation approach methodologies, and is now accounted for under the cost method of accounting. The net income, assets, liabilities, and cash flow attributable to the Dow Jones Indexes business are not material to the Company in any of the periods presented and, accordingly, have not been presented separately.

The Company recorded a combined loss of approximately $22 million on both of these transactions, which was included in other, net in the unaudited consolidated statements of operations for the three and nine months ended March 31, 2010.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Receivables, net

Receivables, net consisted of:

	At March 31, 2010	At June 30, 2009
	(in millions)
Total receivables	$8,226	$7,727
Allowances for returns and doubtful accounts	(1,177)	(1,158)

Total receivables, net	7,049	6,569
Less: current receivables, net	(6,788)	(6,287)

Non-current receivables, net	$261	$282

Note 4—Restructuring Programs

In fiscal 2009, certain of the markets in which the Company’s businesses operate experienced a weakening in the economic climate which adversely affected advertising revenue and other consumer driven spending. As a result, a number of the Company’s businesses implemented a series of operational actions to address the Company’s cost structure, including the Company’s digital media properties, which were restructured to align resources more closely with business priorities. This restructuring program has included significant job reductions, both domestically and internationally, to enable the businesses to operate on a more cost effective basis. In conjunction with this project, the Company also eliminated excess facility requirements. In fiscal 2009, several other businesses of the Company implemented similar plans, including the U.K. and Australian newspapers, HarperCollins, MyNetworkTV and the Fox Television Stations. During the fiscal year ended June 30, 2009, the Company recorded restructuring charges in accordance with ASC 420 “Exit or Disposal Cost Obligations” of approximately $312 million which were included in impairment and restructuring charges in the consolidated statements of operations.

During the three and nine months ended March 31, 2010, the Company recorded additional restructuring charges of approximately $6 million and $36 million, respectively. The restructuring charges for the three months ended March 31, 2010 reflect approximately $4 million recorded at the Newspapers and Information Services segment related to termination benefits and $2 million recorded at the Other segment related to accretion on facility termination obligations. The restructuring charges for the nine months ended March 31, 2010 reflect an $18 million charge related to the sales and distribution operations of the STAR channels, $4 million related to a restructuring program recorded at the Newspapers and Information Services segment and a $14 million charge at the Other segment related to the restructuring program at the Company’s Fox Mobile Entertainment division and accretion on facility termination obligations.

Changes in the program liabilities were as follows:

	For the three months ended March 31, 2010
	One time termination benefits	Facility related costs	Other costs	Total
	(in millions)
Beginning of period	$28	$162	$8	$198
Additions	4	2	—	6
Payments	(5)	(6)	(1)	(12)
Foreign exchange movements	(1)	—	—	(1)

End of period	$26	$158	$7	$191

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the nine months ended March 31, 2010
	One time termination benefits	Facility related costs	Other costs	Total
	(in millions)
Beginning of period	$65	$164	$8	$237
Additions	22	12	2	36
Payments	(60)	(18)	(3)	(81)
Foreign exchange movements	(1)	—	—	(1)

End of period	$26	$158	$7	$191

The Company expects to record an additional $64 million of restructuring charges, principally related to accretion on facility termination obligations, through fiscal 2021. At March 31, 2010, restructuring liabilities of approximately $69 million and $122 million were included in the unaudited consolidated balance sheets in other current liabilities and other liabilities, respectively. Other liabilities primarily relate to additional accretion on facility termination obligations which are expected to be paid through fiscal 2021.

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

Changes in the plan liabilities were as follows (in millions):

	For the three months ended March 31,		For the nine months ended March 31,
	2010	2009	2010	2009
	(in millions)
Beginning of period	$98	$171	$126	$180
Additions	—	—	—	40
Payments	(20)	(31)	(48)	(80)

End of period	$78	$140	$78	$140

The balance of the plan liabilities as of March 31, 2010 primarily includes facility related costs.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Inventories, net

The Company’s inventories were comprised of the following:

	At March 31, 2010	At June 30, 2009
	(in millions)
Programming rights	$3,232	$3,038
Books, DVDs, paper and other merchandise	435	361
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	561	533
Completed, not released	82	137
In production	756	664
In development or preproduction	79	73

	1,478	1,407

Television productions:
Released (including acquired libraries)	585	589
Completed, not released	—	—
In production	299	256
In development or preproduction	6	4

	890	849

Total filmed entertainment costs, less accumulated amortization (a)	2,368	2,256

Total inventories, net	6,035	5,655
Less: current portion of inventory, net (b)	(2,732)	(2,477)

Total noncurrent inventories, net	$3,303	$3,178

(a)

Does not include $467 million and $491 million of net intangible film library costs as of March 31, 2010 and June 30, 2009, respectively, which are included in intangible assets subject to amortization in the unaudited consolidated balance sheets.

(b)	Current inventory as of March 31, 2010 and June 30, 2009 was comprised of programming rights ($2,329 million and $2,149 million, respectively), books, DVDs, paper and other merchandise.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Investments

The Company’s investments were comprised of the following:

		Ownership Percentage		At March 31, 2010	At June 30, 2009
				(in millions)
Equity method investments:
British Sky Broadcasting Group plc (1)	U.K. DBS operator	39%		$1,028	$877
Sky Deutschland AG (1)	German pay-TV operator	45	%(2)	389	437
Sky Network Television Ltd. (1)	New Zealand media company	44%		339	305
NDS	Digital technology company	49%		270	232
Other equity method investments		various		840	707
Fair value of available-for-sale investments		various		244	150
Other investments		various		313	249

				$3,423	$2,957

(1)

The market value of the Company’s investment in British Sky Broadcasting Group plc (“BSkyB”), Sky Deutschland AG (“Sky Deutschland”) and Sky Network Television Ltd. was $6,085 million, $644 million and $628 million at March 31, 2010, respectively.

(2)

During the nine months ended March 31, 2010, the Company entered into a series of purchase transactions resulting in the Company increasing its interest in Sky Deutschland. (See Fiscal Year 2010 Transactions below for further discussion)

The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	At March 31, 2010	At June 30, 2009
	(in millions)
Cost basis of available-for-sale investments	$37	$38
Accumulated gross unrealized gain	208	113
Accumulated gross unrealized loss	(1)	(1)

Fair value of available-for-sale investments	$244	$150

Deferred tax liability	$72	$39

Fiscal Year 2010 Transactions

During the nine months ended March 31, 2010, the Company acquired additional shares of Sky Deutschland, increasing its ownership from approximately 38% at June 30, 2009 to approximately 45% at March 31, 2010. The aggregate cost of the shares acquired was approximately $200 million and the majority of the shares were newly registered shares issued pursuant to a capital increase.

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

Impairment of Investments in Sky Deutschland

On October 2, 2008, Sky Deutschland announced guidance on its EBITDA indicating results substantially below prior guidance for calendar 2008. Sky Deutschland also announced that it had adopted a new classification of subscribers at September 30, 2008. The day after this announcement, Sky Deutschland experienced a significant decline in its market value. As a result of this decline, the Company’s carrying value in Sky Deutschland exceeded its market value based upon Sky Deutschland’s closing share price of €4.38 on October 3, 2008. The Company believed that this decline was not temporary based on the assessment described below and, accordingly, recorded an impairment charge of $422 million representing the difference between the Company’s carrying value and the market value. The impairment charge was included in Equity earnings (losses) of affiliates in the Company’s unaudited consolidated statements of operations during the nine months ended March 31, 2009.

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

In February 2009, the NDS Transaction was completed, resulting in the Permira Newcos and the Company owning approximately 51% and 49% of NDS, respectively. The Company’s remaining interest in NDS is accounted for under the equity method of accounting. (See Note 2—Acquisitions, Disposals and Other Transactions for further discussion)

The Company regularly reviews cost method investments for impairments based on criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold its investment until recovery and the investment’s financial strength and specific prospects. In the nine months ended March 31, 2009, the Company wrote down certain cost method investments by approximately $110 million which is included in other, net in the unaudited consolidated statements of operations. This write-down included an approximate $58 million impairment related to an

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investment in a sports and entertainment company and an approximate $38 million impairment related to an investment in a television content production company. The above write-downs were taken as a result of either the deteriorating financial position of the investee or due to a permanent impairment resulting from sustained losses and limited prospects for recovery.

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

The table below presents information about financial assets and liabilities carried at fair value on a recurring basis as of March 31, 2010:

Description	Total	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities (1)	$244	$244	$—	$—
Derivatives (2)	7	—	7	—
Redeemable noncontrolling interests (3)	(362)	—	—	(362)

Total	$(111)	$244	$7	$(362)

(1)	See Note 6—Investments
(2)

Represents derivatives associated with the Company’s foreign exchange forward contracts designated as hedges and other financial instruments. As of March 31, 2010, the fair value of the foreign exchange forward contracts of approximately $7 million was recorded in the underlying hedged balances. The Company uses financial instruments designated as cash flow hedges primarily to hedge its limited exposures to foreign currency exchange risks associated with the cost for producing or acquiring films and television programming abroad. Cash flows from the settlement of foreign exchange forward contracts (which generally occurs within 12 months from the inception of the contracts) offset cash flows from the underlying hedged item and are included in operating activities in the consolidated statements of cash flows. The effective changes in fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income with foreign currency translation adjustments. Amounts are reclassified from accumulated other comprehensive income when the underlying hedged item is recognized in earnings. If derivatives are not designated as hedges, changes in fair value are recorded in earnings. The Company’s foreign currency forward contracts are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.

(3)

The Company accounts for redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A “Distinguishing Liabilities from Equity” because their exercise is outside the control of the Company and, accordingly, has included the fair value of the redeemable noncontrolling interests in the unaudited consolidated balance sheets. The redeemable noncontrolling interests recorded at fair value include put

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arrangements held by the noncontrolling interests in one of the Company’s majority-owned regional sports networks (“RSNs”), in a majority-owned outdoor marketing subsidiary of the Company and in one of the Company’s Asian general entertainment television joint ventures.

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

The changes in fair value of liabilities classified as Level 3 measurements during the nine months ended March 31, 2010 were as follows (in millions):

Beginning of period	$(343)
Total gains (losses) included in net income	(7)
Total gains (losses) included in other comprehensive income	1
Other	(13)

End of period	$(362)

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables, payables and cost investments, approximates fair value.

The aggregate fair value of the Company’s borrowing at March 31, 2010 was approximately $14.7 billion compared with a carrying value of approximately $13.5 billion and, at June 30, 2009, was approximately $13.5 billion compared with a carrying value of approximately $14.3 billion. Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market.

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk at March 31, 2010 or June 30, 2009 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At March 31, 2010, the Company did not anticipate nonperformance by any of the counterparties.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill, by segment, are as follows:

	Balance as of June 30, 2009	Disposals	Foreign Exchange Movements	Adjustments	Balance as of March 31, 2010
	(in millions)
Filmed Entertainment	$1,071	$—	$—	$—	$1,071
Television	1,906	—	—	—	1,906
Cable Network Programming	6,151	—	—	18	6,169
Direct Broadcast Satellite Television	616	—	(29)	—	587
Integrated Marketing Services	286	—	—	(2)	284
Newspapers and Information Services	3,238	(451)	152	—	2,939
Book Publishing	3	(2)	—	2	3
Other	1,111	(93)	11	19	1,048

Total goodwill	$14,382	$(546)	$134	$37	$14,007

During the nine months ended March 31, 2010, goodwill decreased approximately $375 million, primarily due to disposals resulting in a reduction of $546 million, which was partially offset by foreign exchange fluctuations of $134 million and adjustments of $37 million. The disposals primarily related to the sale of the financial indexes businesses at the Newspapers and Information Services segment resulting in a reduction of $451 million. Adjustments included the final purchase price allocations of $25 million and new acquisitions of $12 million. The final purchase price allocations related to the acquisition of a majority interest in an Asian general entertainment company as part of the formation of the Star Jupiter venture and the acquisition of the VeriSign minority share of the Jamba joint venture.

Intangible assets decreased $439 million during the nine months ended March 31, 2010, primarily due to a reduction of $392 million related to the sale of the financial indexes businesses noted above and amortization expense, which were partially offset by foreign exchange fluctuations.

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

As a result of the interim impairment review performed, the Company recorded non-cash impairment charges of approximately $8.4 billion ($6.7 billion, net of tax) in the nine months ended March 31, 2009. The charges consisted of a write-down of the Company’s indefinite-lived intangible assets (primarily Federal Communications Commission licenses in the Television segment) of $4.6 billion, a write-down of $3.6 billion of goodwill and a write-down of the Newspapers and Information Services segment’s fixed assets of $185 million in accordance with ASC 360 “Property, Plant and Equipment.”

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Repayments

In March 2010, the Company repaid its $150 million 4.75% Senior Debentures due March 2010.

BUCS

In March 2010, the Company redeemed approximately 98.6% of its 0.75% Senior Exchangeable BUCS (“BUCS”) pursuant to a holders’ redemption right for an aggregate of approximately $1.63 billion in cash. Subsequently, in April 2010, the Company redeemed the remaining outstanding BUCS for an aggregate of approximately $23 million in cash.

TOPrS

In April 2010, the Company redeemed all of its outstanding 5% TOPrS for an aggregate of approximately $134 million in cash.

Other

The Company’s $250 million 6.75% Senior Debentures due January 2038 were puttable, at the option of the holder, to the Company in January 2010. The majority of these debentures were not put to the Company in January 2010 and the outstanding debentures which had been classified as current borrowings as of June 30, 2009 were classified as non-current borrowings as of March 31, 2010.

Note 10—Equity

Dividends

The Company declared a dividend of $0.06 per share on both the Class A Common Stock and the Class B Common Stock in the three months ended September 30, 2009, which was paid in October 2009 to stockholders of record on September 9, 2009. The total aggregate dividend paid to stockholders in October 2009 was approximately $157 million.

The Company declared a dividend of $0.075 per share on both the Class A Common Stock and the Class B Common Stock in the three months ended March 31, 2010, which was paid in April 2010 to stockholders of record on March 10, 2010. The total aggregate dividend paid to stockholders in April 2010 was approximately $196 million.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Equity-Based Compensation

The following table summarizes the Company’s equity-based compensation transactions:

	For the three months ended March 31,		For the nine months ended March 31,
	2010	2009	2010	2009
	(in millions)
Equity-based compensation	$40	$42	$120	$115

Cash received from exercise of equity-based compensation	$1	$—	$22	$3

At March 31, 2010, the Company’s total compensation cost related to non-vested stock options, restricted stock units (“RSUs”) and stock appreciation rights not yet recognized for all equity-based compensation plans was approximately $202 million, the majority of which is expected to be recognized over the next three fiscal years. Compensation expense on all equity-based awards is generally recognized on a straight-line basis over the vesting period of the entire award.

Stock options exercised during the nine months ended March 31, 2010 and 2009 resulted in the Company’s issuance of approximately 1.8 million and 0.2 million shares of Class A Common Stock, respectively. The intrinsic value of the stock options exercised during the three and nine months ended March 31, 2010 and 2009 was not material.

During the nine months ended March 31, 2010, the Company issued approximately 5.9 million RSUs. These RSUs will be settled in shares of Class A Common Stock upon vesting, except for approximately 0.9 million RSUs that will be settled in cash. RSUs granted to executive directors and certain awards granted to employees in certain foreign locations are settled in cash. At March 31, 2010 and June 30, 2009, the liability for cash-settled RSUs was approximately $39 million and $52 million, respectively.

During the nine months ended March 31, 2010 and 2009, approximately 9.8 million and 8.7 million RSUs vested, respectively, of which approximately 7.5 million and 6.9 million, respectively, were settled in Class A Common Stock, before statutory tax withholdings. The fair value of RSUs settled in Class A Common Stock was approximately $83 million and $93 million for the nine months ended March 31, 2010 and 2009, respectively. The remaining 2.3 million and 1.8 million RSUs settled during the nine months ended March 31, 2010 and 2009, respectively, were settled in cash, before statutory tax withholdings, of approximately $24 million in each period.

The Company recognized a tax expense on vested RSUs and stock options exercised of approximately $9 million and $4 million for the nine months ended March 31, 2010 and 2009, respectively.

Note 12 —Commitments and Guarantees

Commitments

During the nine months ended March 31, 2010, the Company renewed its rights to broadcast Italy’s National League Football matches through fiscal 2012. The Company expects to pay approximately $1.7 billion over the term of the agreement.

During the nine months ended March 31, 2010, the Company entered into a long-term supply contract pursuant to which the Company will purchase ink for its newspaper printing facilities in the United Kingdom from a third party through fiscal 2022. The Company will pay approximately $400 million over the term of the contract.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other than as previously disclosed in these notes to the Company’s unaudited consolidated financial statements, the Company’s commitments have not changed significantly from disclosures included in the Company’s Current Report filed on Form 8-K filed with the SEC on February 12, 2010.

Guarantees

Other than as previously disclosed in these notes to the Company’s unaudited consolidated financial statements, the Company’s guarantees have not changed significantly from disclosures included in the Company’s Current Report filed on Form 8-K filed with the SEC on February 12, 2010.

Note 13—Contingencies

Intermix

On August 26, 2005 and August 30, 2005, two purported class action lawsuits captioned, respectively, Ron Sheppard v. Richard Rosenblatt et. al., and John Friedmann v. Intermix Media, Inc. et al., were filed in the California Superior Court, County of Los Angeles. Both lawsuits named as defendants all of the then incumbent members of the Intermix Board, including Mr. Rosenblatt, Intermix’s former Chief Executive Officer, and certain entities affiliated with VantagePoint Venture Partners (“VantagePoint”), a former major Intermix stockholder. The complaints alleged that, in pursuing the transaction whereby Intermix was to be acquired by Fox Interactive Media, a subsidiary of the Company (the “FIM Transaction”) and approving the related merger agreement, the director defendants breached their fiduciary duties to Intermix stockholders by, among other things, engaging in self-dealing and failing to obtain the highest price reasonably available for Intermix and its stockholders. The complaints further alleged that the merger agreement resulted from a flawed process and that the defendants tailored the terms of the merger to advance their own interests. The FIM Transaction was consummated on September 30, 2005. The Friedmann and Sheppard lawsuits were subsequently consolidated and, on January 17, 2006, a consolidated amended complaint was filed (the “Intermix Media Shareholder Litigation”). The plaintiffs in the consolidated action sought various forms of declaratory relief, damages, disgorgement and fees and costs. On March 20, 2006, the court ordered that substantially identical claims asserted in a separate state action filed by Brad Greenspan, captioned Greenspan v. Intermix Media, Inc., et al., be severed and related to the Intermix Media Shareholder Litigation. The defendants filed demurrers seeking dismissal of all claims in the Intermix Media Shareholder Litigation and the severed Greenspan claims. On October 6, 2006, the court sustained the demurrers without leave to amend. On December 13, 2006, the court dismissed the complaints and entered judgment for the defendants. Greenspan and plaintiffs in the Intermix Media Shareholder Litigation filed notices of appeal. The Court of Appeal heard arguments on the fully briefed appeal on October 23, 2008. On November 11, 2008, the Court of Appeal issued an unpublished opinion affirming the lower court’s dismissal on all counts. On December 19, 2008, shareholder appellants filed a Petition for Review with the California Supreme Court. After the lower court sustained the demurrers in the Intermix Media Shareholder Litigation, co-counsel for certain of the plaintiffs moved for an award of attorneys’ fees and costs under a common law substantial benefit theory. On October 4, 2007, the court granted the motion and denied defendants’ application to tax costs. After defendants filed a notice of appeal, the matter was resolved.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On June 14, 2006, a purported class action lawsuit, captioned Jim Brown v. Brett C. Brewer, et al., was filed against certain former Intermix directors and officers in the United States District Court for the Central District of California. The plaintiff asserted claims for alleged violations of Section 14a of the Exchange Act and SEC Rule 14a-9, as well as control person liability under Section 20a of the Exchange Act. The plaintiff alleged that certain defendants disseminated false and misleading definitive proxy statements on two occasions: one on December 30, 2003 in connection with the shareholder vote on January 29, 2004 on the election of directors and ratification of financing transactions with certain entities of VantagePoint; and another on August 25, 2005 in connection with the shareholder vote on the FIM Transaction. The complaint named as defendants certain VantagePoint related entities, the former general counsel and the members of the Intermix Board who were incumbent on the dates of the respective proxy statements. Intermix was not named as a defendant, but has certain indemnity obligations to the former officer and director defendants in connection with these claims and allegations. On August 25, 2006, plaintiff amended his complaint to add certain investment banks (the “Investment Banks”) as defendants. Intermix has certain indemnity obligations to the Investment Banks as well. Plaintiff amended his complaint again on September 27, 2006, which defendants moved to dismiss. On February 9, 2007, the case was transferred to Judge George H. King, the judge assigned to the LeBoyer action, on the grounds that it raises substantially related questions of law and fact as LeBoyer, and would entail substantial duplication of labor if heard by different judges. On June 11, 2007, Judge King ordered the Brown case be consolidated with the LeBoyer action, ordered plaintiffs’ counsel to file a consolidated first amended complaint, and further ordered the parties to file a joint brief on defendants’ contemplated motion to dismiss the consolidated first amended complaint. On July 11, 2007, plaintiffs filed the consolidated first amended complaint, which defendants moved to dismiss. By order dated January 17, 2008, Judge King granted defendants’ motion to dismiss the 2003 proxy claims (concerning VantagePoint transactions) and the 2005 proxy claims (concerning the FIM Transaction), as well as a claim against the VantagePoint entities alleging unjust enrichment. The court found it unnecessary to rule on dismissal of the remaining claims, which are related to the 2005 FIM Transaction, because the dismissal disposed of those claims. On February 8, 2008, plaintiffs filed a consolidated second amended complaint, which defendants moved to dismiss on February 28, 2008. By order dated July 15, 2008, the court granted in part and denied in part defendants’ motion to dismiss. The 2003 claims and the claims against the Investment Banks were dismissed with prejudice. The Section 14a, Section 20a and the breach of fiduciary duty claims related to the FIM Transaction remain against the officer and director defendants and the VantagePoint defendants. On October 6, 2008, defendants filed a partial motion for summary judgment

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

seeking dismissal of the Section 14a, Section 20 and state law disclosure claims. On November 10, 2008, Judge King denied the motion without prejudice. On November 14, 2008, plaintiff filed a motion for class certification to which defendants filed their opposition on January 14, 2009. On June 22, 2009, the court granted plaintiff’s motion for class certification, certifying a class of all holders of Intermix Media, Inc. common stock, from July 18, 2005 through consummation of the FIM Transaction, who were allegedly harmed by defendants’ improper conduct as set forth in the complaint. The parties have completed fact and expert discovery. Defendants’ motion for summary judgment was filed on October 19, 2009. Defendants also filed a motion to exclude plaintiff’s damages expert on November 30, 2009. The court has taken both motions under submission. No trial date has been set yet.

News America Marketing

On January 18, 2006, Valassis Communication, Inc. (“Valassis”) sued News America Incorporated, News America Marketing FSI, LLC and News America Marketing Services, In-Store, LLC, each of which are subsidiaries of the Company (collectively “News America”), in the United States District Court for the Eastern District of Michigan (the “Valassis Federal Action”). Valassis’s operative complaint alleged that News America possesses monopoly power in a claimed in-store advertising and promotions market (the “in-store market”) and has used that power to gain an unfair advantage over Valassis in a purported market for coupons distributed by free-standing inserts (“FSIs”). Valassis alleged that News America is attempting to monopolize the purported FSI market by leveraging its alleged monopoly power in the purported in-store market, thereby allegedly violating Section 2 of the Sherman Antitrust Act of 1890, as amended (the “Sherman Act”). Valassis further alleged that News America has unlawfully bundled the sale of in-store marketing products with the sale of FSIs and that such bundling constitutes unlawful tying in violation of Sections 1 and 3 of the Sherman Act. Additionally, Valassis alleged that News America is predatorily pricing its FSI products in violation of Section 2 of the Sherman Act. Valassis also asserted that News America violated various state antitrust statutes and has tortuously interfered with Valassis’ actual or expected business relationships. Valassis’ complaint sought injunctive relief, damages, fees and costs.

On March 9, 2007, Valassis filed a two-count complaint in Michigan state court against News America (the “Valassis Michigan Action”). That lawsuit, which was based on the same factual allegations as the Valassis Federal Action, alleged that News America tortuously interfered with Valassis’ business relationships and that News America unfairly competed with Valassis. The complaint sought injunctive relief, damages, fees and costs.

On March 12, 2007, Valassis filed a three-count complaint in California state court against News America (the “Valassis California Action”). That lawsuit, which is based on the same factual allegations as the Valassis Federal and Michigan Actions, alleged that News America violated the Cartwright Act (California’s state antitrust law) by unlawfully tying its FSI products to its in-store products, violated California’s Unfair Practices Act by predatorily pricing its FSI products, and unfairly competed with Valassis. The Valassis California Action sought injunctive relief, damages, fees and costs. On May 4, 2007, News America filed a motion to dismiss or, in the alternative stay, that complaint. On June 28, 2007, the court issued a tentative ruling denying the motion and reassigned the case to the Complex Litigation Program. On July 19, 2007, the court denied the motion. The Valassis California Action was stayed until March 2010.

Trial in the Valassis Michigan Action commenced on May 27, 2009. On July 23, 2009, a jury returned a verdict in the amount of $300 million for Valassis. News America filed a motion for new trial, which was denied. News America filed an appeal and posted a bond for $25 million, the maximum bond required under Michigan law.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trial in the Valassis Federal Action was set to commence on February 2, 2010. As a result of pretrial proceedings and negotiations that occurred in late January 2010 related to the Valassis Federal Action, on January 30, 2010, the Company announced that News America had reached a settlement agreement with Valassis pursuant to which all claims filed by Valassis in all matters have been dismissed with prejudice. The United States District Court for the Eastern District of Michigan oversaw the settlement discussions and approved the terms of the settlement. As part of the settlement, News America paid Valassis $500 million and entered into a ten-year shared mail distribution agreement with Valassis Direct Mail, a Valassis subsidiary. Additionally, the parties also have agreed to a process by which the United States District Court for the Eastern District of Michigan may assess certain future business practices of News America and Valassis. In connection with the settlement, the Valassis Federal Action has been dismissed with prejudice. In addition, the judgment in the Valassis Michigan Action from July 2009 has been satisfied with all related appeals dismissed, and the Valassis California Action has been dismissed with prejudice.

As a result of the settlement, the Company recorded a charge of $500 million in the nine months ended March 31, 2010. The cost of the new distribution agreement, which was entered into on a fair value basis, will be accounted for prospectively, consistent with the accounting for other similar agreements.

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

Note 14 —Pension and Other Postretirement Benefits

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic benefit costs were as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended March 31,
	2010	2009	2010	2009
	(in millions)
Service cost benefits earned during the period	$17	$18	$2	$1
Interest costs on projected benefit obligation	42	40	4	6
Expected return on plan assets	(34)	(36)	—	—
Amortization of deferred losses	11	4	—	—
Other	1	4	(4)	(2)

Net periodic costs	$37	$30	$2	$5

Cash contributions	$23	$52	$5	$4

	For the nine months ended March 31,
	2010	2009	2010	2009
	(in millions)
Service cost benefits earned during the period	$53	$56	$4	$5
Interest costs on projected benefit obligation	128	124	14	16
Expected return on plan assets	(104)	(113)	—	—
Amortization of deferred losses	31	12	—	—
Other	4	5	(12)	(7)

Net periodic costs	$112	$84	$6	$14

Cash contributions	$46	$85	$13	$12

Note 15—Segment Information

The Company is a diversified global media company, which manages and reports its businesses in eight segments. During the first quarter of fiscal 2010, the Company reclassified STAR, which develops, produces and distributes television programming in Asia, from the Television segment to the Cable Network Programming segment. This reclassification was the result of a restructuring to combine the sales and distribution operations of the STAR channels with those of the Company’s other international cable businesses. In addition, the Magazines and Inserts segment was renamed the Integrated Marketing Services segment. The Company has revised its segment information for prior fiscal years to conform to the fiscal 2010 presentation. Beginning in fiscal 2010, the Company’s eight segments are:

•

Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide.

•

Television, which principally consists of the broadcasting of network programming in the United States and the operation of 27 full power broadcast television stations, including nine duopolies, in the United States (of these stations, 17 are affiliated with the FOX network and ten are affiliated with the MyNetworkTV programming distribution service).

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

Management believes that total segment operating income and segment operating income (loss) before depreciation and amortization are appropriate measures for evaluating the operating performance of the Company’s business. Total segment operating income and segment operating income (loss) before depreciation

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and amortization provide management, investors and equity analysts measures to analyze operating performance of the Company’s business and its enterprise value against historical data and competitors’ data, although historical results, including total segment operating income and segment operating income (loss) before depreciation and amortization, may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).

	For the three months ended March 31,		For the nine months ended March 31,
	2010	2009	2010	2009
	(in millions)
Revenues:
Filmed Entertainment	$2,422	$1,472	$5,841	$4,216
Television	1,168	1,149	3,181	3,113
Cable Network Programming	1,798	1,550	5,160	4,496
Direct Broadcast Satellite Television	954	924	2,889	2,815
Integrated Marketing Services	335	316	893	859
Newspapers and Information Services	1,505	1,248	4,563	4,458
Book Publishing	276	243	967	863
Other	327	471	1,174	1,933

Total revenues	$8,785	$7,373	$24,668	$22,753

Segment operating income (loss):
Filmed Entertainment	$497	$282	$1,212	$645
Television	40	9	107	91
Cable Network Programming	588	426	1,705	1,224
Direct Broadcast Satellite Television	35	63	133	238
Integrated Marketing Services	108	97	(233)	251
Newspapers and Information Services	131	29	415	370
Book Publishing	4	(8)	89	18
Other	(150)	(88)	(401)	(227)

Total segment operating income	1,253	810	3,027	2,610

Impairment and restructuring charges	(6)	(55)	(36)	(8,528)
Equity earnings (losses) of affiliates	181	(40)	271	(369)
Interest expense, net	(247)	(238)	(761)	(690)
Interest income	20	16	61	76
Other, net	(45)	1,132	(143)	1,338

Income (loss) before income tax expense	1,156	1,625	2,419	(5,563)
Income tax (expense) benefit	(295)	1,103	(677)	2,436

Net income (loss)	861	2,728	1,742	(3,127)
Less: Net income attributable to noncontrolling interests	(22)	(1)	(78)	(48)

Net income (loss) attributable to News Corporation stockholders	$839	$2,727	$1,664	$(3,175)

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $255 million and $285 million for the three months ended March 31, 2010 and 2009, respectively, and of approximately $644 million and $728 million for the nine months ended March 31, 2010 and 2009, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating (loss) profit generated primarily by the Filmed Entertainment segment of approximately $(7) million and $3 million for the three months ended March 31,

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2010 and 2009, respectively, and of approximately $5 and $37 million for the nine months ended March 31, 2010 and 2009, respectively, have been eliminated within the Filmed Entertainment segment.

	For the three months ended March 31, 2010
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$497	$23	$—	$520
Television	40	21	—	61
Cable Network Programming	588	37	19	644
Direct Broadcast Satellite Television	35	70	—	105
Integrated Marketing Services	108	3	—	111
Newspapers and Information Services	131	90	—	221
Book Publishing	4	4	—	8
Other	(150)	46	—	(104)

Total	$1,253	$294	$19	$1,566

	For the three months ended March 31, 2009
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$282	$22	$—	$304
Television	9	21	—	30
Cable Network Programming	426	38	22	486
Direct Broadcast Satellite Television	63	59	—	122
Integrated Marketing Services	97	3	—	100
Newspapers and Information Services	29	74	—	103
Book Publishing	(8)	2	—	(6)
Other	(88)	55	—	(33)

Total	$810	$274	$22	$1,106

	For the nine months ended March 31, 2010
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$1,212	$69	$—	$1,281
Television	107	62	—	169
Cable Network Programming	1,705	115	64	1,884
Direct Broadcast Satellite Television	133	208	—	341
Integrated Marketing Services	(233)	8	—	(225)
Newspapers and Information Services	415	267	—	682
Book Publishing	89	12	—	101
Other	(401)	149	—	(252)

Total	$3,027	$890	$64	$3,981

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the nine months ended March 31, 2009
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$645	$68	$—	$713
Television	91	61	—	152
Cable Network Programming	1,224	100	64	1,388
Direct Broadcast Satellite Television	238	175	—	413
Integrated Marketing Services	251	8	—	259
Newspapers and Information Services	370	240	—	610
Book Publishing	18	6	—	24
Other	(227)	195	—	(32)

Total	$2,610	$853	$64	$3,527

	At March 31, 2010	At June 30, 2009
	(in millions)
Total assets:
Filmed Entertainment	$7,660	$7,042
Television	6,594	6,378
Cable Network Programming	11,888	11,688
Direct Broadcast Satellite Television	2,815	2,647
Integrated Marketing Services	1,403	1,346
Newspapers and Information Services	10,176	10,741
Book Publishing	1,531	1,582
Other	9,538	8,740
Investments	3,423	2,957

Total assets	$55,028	$53,121

Goodwill and Intangible assets, net:
Filmed Entertainment	$1,893	$1,917
Television	4,310	4,310
Cable Network Programming	6,870	6,912
Direct Broadcast Satellite Television	587	617
Integrated Marketing Services	1,038	1,034
Newspapers and Information Services	5,422	6,050
Book Publishing	516	511
Other	1,857	1,956

Total goodwill and intangible assets, net	$22,493	$23,307

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16—Additional Financial Information

Supplemental Cash Flows Information

	For the nine months ended March 31,
	2010	2009
	(in millions)
Supplemental cash flows information:
Cash paid for income taxes	$(632)	$(995)
Cash paid for interest	(699)	(604)
Sale of other investments	15	12
Purchase of other investments	(121)	(77)

Supplemental information on businesses acquired:
Fair value of assets acquired	139	638
Cash acquired	5	2
Liabilities assumed	(6)	76
Noncontrolling interest (increase) decrease	(1)	62
Cash paid	(137)	(778)

Fair value of stock consideration	$—	$—

Other, net consisted of the following:

	For the three months ended March 31,		For the nine months ended March 31,
	2010	2009	2010	2009
	(in millions)
Loss on the financial indexes business transactions (a)	$(22)	$—	$(22)	$—
Loss on the sale of eastern European television stations (a)	(21)	—	(40)	(100)
Loss on the Photobucket transaction (a)	—	—	(29)	—
Gain on the sale of NDS shares (a)	—	1,249	—	1,249
Gain on the sale of the Stations (a)	—	—	—	232
Impairment of cost based investments (b)	—	(110)	(3)	(110)
Change in fair value of exchangeable securities (c)	7	1	3	79
Other	(9)	(8)	(52)	(12)

Total Other, net	$(45)	$1,132	$(143)	$1,338

(a)	See Note 2—Acquisitions, Disposals and Other Transactions
(b)	See Note 6—Investments
(c)

The Company has certain outstanding exchangeable debt securities which contain embedded derivatives. Pursuant to ASC 815, these embedded derivatives require separate accounting and, as such, changes in their fair value are recognized in other, net. A significant variance in the price of underlying stock could have a material impact on the operating results of the Company.

Note 17– Subsequent Events

In April 2010, the Company sold bTV, its Bulgarian terrestrial TV business, for cash consideration of approximately $375 million, net of expenses. The Company expects to record a gain on the sale of bTV.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statement of Operations

For the three months ended March 31, 2010

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$1	$—	$8,784	$—	$8,785
Expenses	(68)	—	(7,470)	—	(7,538)
Equity earnings of affiliates	—	—	181	—	181
Interest expense, net	(777)	(303)	—	833	(247)
Interest income	2	—	851	(833)	20
Earnings (losses) from subsidiary entities	397	1,142	—	(1,539)	—
Other, net	5	—	(50)	—	(45)

Income (loss) before income tax expense	(440)	839	2,296	(1,539)	1,156
Income tax (expense) benefit	476	—	(924)	153	(295)

Net income (loss)	36	839	1,372	(1,386)	861
Less: Net income attributable to noncontrolling interests	—	—	(22)	—	(22)

Net income (loss) attributable to News Corporation stockholders	$36	$839	$1,350	$(1,386)	$839

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statement of Operations

For the three months ended March 31, 2009

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$2	$—	$7,371	$—	$7,373
Expenses	(78)	—	(6,540)	—	(6,618)
Equity (losses) earnings of affiliates	2	—	(42)	—	(40)
Interest expense, net	(544)	(276)	14	568	(238)
Interest income	2	—	582	(568)	16
Earnings (losses) from subsidiary entities	153	2,944	—	(3,097)	—
Other, net	(118)	59	1,191	—	1,132

Income (loss) before income tax expense	(581)	2,727	2,576	(3,097)	1,625
Income tax benefit	252	—	346	505	1,103

Net income (loss)	(329)	2,727	2,922	(2,592)	2,728
Less: Net income attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income (loss) attributable to News Corporation stockholders	$(329)	$2,727	$2,921	$(2,592)	$2,727

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statement of Operations

For the nine months ended March 31, 2010

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$1	$—	$24,667	$—	$24,668
Expenses	(193)	—	(21,484)	—	(21,677)
Equity earnings of affiliates	2	—	269	—	271
Interest expense, net	(2,293)	(890)	(8)	2,430	(761)
Interest income	4	—	2,487	(2,430)	61
Earnings (losses) from subsidiary entities	1,281	2,554	—	(3,835)	—
Other, net	389	—	(127)	(405)	(143)

Income (loss) before income tax expense	(809)	1,664	5,804	(4,240)	2,419
Income tax benefit	588	—	(1,986)	721	(677)

Net income (loss)	(221)	1,664	3,818	(3,519)	1,742
Less: Net income attributable to noncontrolling interests	—	—	(78)	—	(78)

Net income (loss) attributable to News Corporation stockholders	$(221)	$1,664	$3,740	$(3,519)	$1,664

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statement of Operations

For the nine months ended March 31, 2009

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$5	$—	$22,748	$—	$22,753
Expenses	(248)	—	(28,423)	—	(28,671)
Equity (losses) earnings of affiliates	4	—	(373)	—	(369)
Interest expense, net	(1,284)	(807)	(129)	1,530	(690)
Interest income	205	—	1,401	(1,530)	76
Earnings (losses) from subsidiary entities	908	(2,356)	—	1,448	—
Other, net	(161)	(12)	1,511	—	1,338

(Loss) income before income tax expense	(571)	(3,175)	(3,265)	1,448	(5,563)
Income tax benefit	250	—	1,429	757	2,436

Net (loss) income	(321)	(3,175)	(1,836)	2,205	(3,127)
Less: Net income attributable to noncontrolling interests	—	—	(48)	—	(48)

Net (loss) income attributable to News Corporation stockholders	$(321)	$(3,175)	$(1,884)	$2,205	$(3,175)

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Balance Sheet

At March 31, 2010

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
ASSETS:
Current assets:
Cash and cash equivalents	$5,186	$—	$2,997	$—	$8,183
Receivables, net	22	—	6,766	—	6,788
Inventories, net	—	—	2,732	—	2,732
Other	27	—	458	—	485

Total current assets	5,235	—	12,953	—	18,188

Non-current assets:
Receivables	—	—	261	—	261
Inventories, net	—	—	3,303	—	3,303
Property, plant and equipment, net	95	—	5,969	—	6,064
Intangible assets, net	—	—	8,486	—	8,486
Goodwill	—	—	14,007	—	14,007
Other	264	—	1,032	—	1,296
Investments
Investments in associated companies and other investments	102	40	3,281	—	3,423
Intragroup investments	50,356	40,290	—	(90,646)	—

Total investments	50,458	40,330	3,281	(90,646)	3,423

TOTAL ASSETS	$56,052	$40,330	$49,292	$(90,646)	$55,028

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$236	$—	$74	$—	$310
Other current liabilities	20	197	9,369	—	9,586

Total current liabilities	256	197	9,443	—	9,896
Non-current liabilities:
Borrowings	13,164	—	32	—	13,196
Other non-current liabilities	180	—	6,185	—	6,365
Intercompany	28,676	15,360	(44,036)	—	—
Redeemable noncontrolling interests	—	—	362	—	362
Equity	13,776	24,773	77,306	(90,646)	25,209

TOTAL LIABILITIES AND EQUITY	$56,052	$40,330	$49,292	$(90,646)	$55,028

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

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statement of Cash Flows

For the nine months ended March 31, 2010

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by operating activities	$1,584	$136	$1,259	$—	$2,979

Investing activities:
Property, plant and equipment	(40)	—	(621)	—	(661)
Investments	(42)	—	(503)	—	(545)
Proceeds from sale of investments, non-current assets and business disposals	—	—	889	—	889

Net cash used in investing activities	(82)	—	(235)	—	(317)

Financing activities:
Borrowings	989	—	35	—	1,024
Repayment of borrowings	(1,784)	—	(85)	—	(1,869)
Issuance of shares	—	22	—	—	22
Dividends paid	—	(158)	(45)	—	(203)
Other, net	—	—	2	—	2

Net used in financing activities	(795)	(136)	(93)	—	(1,024)

Net increase in cash and cash equivalents	707	—	931	—	1,638
Cash and cash equivalents, beginning of period	4,479	—	2,061	—	6,540
Exchange movement on opening cash balance	—	—	5	—	5

Cash and cash equivalents, end of period	$5,186	$—	$2,997	$—	$8,183

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statement of Cash Flows

For the nine months ended March 31, 2009

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$1,469	$176	$(584)	$—	$1,061

Investing and other activities:
Property, plant and equipment	(10)	—	(801)	—	(811)
Investments	(8)	(25)	(911)	—	(944)
Proceeds from sale of investments, non-current assets and business disposals	—	—	1,713	—	1,713

Net cash (used in) provided by investing activities	(18)	(25)	1	—	(42)

Financing activities:
Borrowings	973	—	59	—	1,032
Repayment of borrowings	(200)	—	(136)	—	(336)
Issuance of shares	—	3	1	—	4
Dividends paid	—	(154)	(36)		(190)
Purchase of subsidiary shares from noncontrolling interest	—		(11)	—	(11)
Other, net	—	—	18	—	18

Net cash provided by (used in) financing activities	773	(151)	(105)	—	517

Net increase (decrease) in cash and cash equivalents	2,224	—	(688)	—	1,536
Cash and cash equivalents, beginning of period	2,275	—	2,387	—	4,662
Exchange movement on opening cash balance	—	—	(144)	—	(144)

Cash and cash equivalents, end of period	$4,499	$—	$1,555	$—	$6,054

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

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of News Corporation, its directors or its officers with respect to, among other things, trends affecting News Corporation’s financial condition or results of operations. The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other factors is set forth under the heading Part II “Other Information,” Item 1A “Risk Factors” in this report. News Corporation does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by News Corporation with the Securities and Exchange Commission (“SEC”). This section should be read together with the unaudited consolidated financial statements of News Corporation and related notes set forth elsewhere herein and the audited consolidated financial statements of News Corporation for the fiscal year ended June 30, 2009 included in News Corporation’s Current Report on Form 8-K filed with the SEC on February 12, 2010, which should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on August 12, 2009.

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

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2010 and 2009. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2010 and 2009. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

OVERVIEW OF THE COMPANY’S BUSINESS

The Company is a diversified global media company, which manages and reports its businesses in eight segments. During the first quarter of fiscal 2010, the Company reclassified STAR Group Limited (“STAR”), which develops, produces and distributes television programming in Asia, from the Television segment to the Cable Network Programming segment. This reclassification was the result of a restructuring to combine the sales and distribution operations of the STAR channels with those of the Company’s other international cable businesses. In addition, the Magazines and Inserts segment was renamed the Integrated Marketing Services segment. The Company has revised its segment information for prior fiscal years to conform to the fiscal 2010 presentation. Beginning in fiscal 2010, the Company’s eight segments are:

•

Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide.

•

Television, which principally consists of the broadcasting of network programming in the United States and the operation of 27 full power broadcast television stations, including nine duopolies, in the United States (of these stations, 17 are affiliated with the FOX network and ten are affiliated with the MyNetworkTV programming distribution service).

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

The television operations derive revenues primarily from the sale of advertising. Adverse changes in general market conditions for advertising may affect revenues. The U.S. television broadcast environment is highly competitive and the primary methods of competition are the development and acquisition of popular programming. Program success is measured by ratings, which are an indication of market acceptance, with the top rated programs commanding the highest advertising prices. FOX is a broadcast network and MyNetworkTV is a programming distribution service. FOX and MyNetworkTV compete with other broadcast networks, such as CBS, ABC, NBC and The CW, independent television stations, cable program services, as well as other media, including DVDs, video games, print and the Internet for audiences and programming and, in the case of FOX, also for advertising revenues. In addition, FOX and MyNetworkTV compete with the other broadcast networks and other programming distribution services to secure affiliations with independently owned television stations in markets across the country.

MyNetworkTV is a programming distribution service, airing off-network programming and movies as well as World Wrestling Entertainment’s Friday Night SmackDown.

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

The profitability of these long-term U.S. national sports contracts is based on the Company’s best estimates at March 31, 2010 of directly attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied at March 31, 2010, additional amortization of rights may be recorded. Should revenues improve as compared to estimated revenues, the Company may have an improved operating profit related to the contract, which may be recognized over the estimated remaining contract term.

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

Other Business Developments

During the nine months ended March 31, 2010, the Company acquired additional shares of Sky Deutschland, increasing its ownership from approximately 38% at June 30, 2009 to approximately 45% at March 31, 2010. The aggregate cost of the shares acquired was approximately $200 million and the majority of the shares were newly registered shares issued pursuant to a capital increase.

In the third quarter of fiscal 2010, the Company completed two transactions related to its financial indexes businesses.

The Company sold its 33% interest in STOXX AG (“STOXX”), a European market index provider, to its partners, Deutsche Börse AG and SIX Group AG, for approximately $300 million in cash. The Company is entitled to receive additional consideration up to approximately $40 million if STOXX achieves certain revenue targets in calendar year 2010.

The Company and CME Group Inc. (“CME”) formed a joint venture to operate a global financial index service business (the “Venture”), to which the Company contributed its Dow Jones Indexes business valued at $675 million and CME contributed a business which provides certain market data services valued at $608 million. The Company and CME own 10% and 90% of the Venture, respectively. The Venture issued approximately $613 million in third-party debt due in March 2018 that has been guaranteed by CME (the “Venture Financing”). The Venture used the proceeds from the debt issuance to make a special distribution at the time of the closing of approximately $600 million to the Company. The Company agreed to indemnify CME with respect to any payments of principal, premium and interest that CME makes under its guarantee of the Venture Financing and certain refinancing of such debt. In the event the Company is required to perform under this indemnity, the Company will be subrogated to and acquire all rights of CME.

The Company has the right to cause the Venture to purchase its 10% interest at fair market value in 2016 and the Venture has the right to call the Company’s 10% interest at fair market value in 2017. The Company also agreed to provide to the Venture an annual media credit for advertising on the Company’s Dow Jones media properties averaging approximately $3.5 million a year for a ten year term.

In April 2010, the Company sold bTV, its Bulgarian terrestrial TV business, for cash consideration of approximately $375 million, net of expenses.

RESULTS OF OPERATIONS

Results of Operations—For the three and nine months ended March 31, 2010 versus the three and nine months ended March 31, 2009.

The following table sets forth the Company’s operating results for the three and nine months ended March 31, 2010, as compared to the three and nine months ended March 31, 2009.

	For the three months ended March 31,			For the nine months ended March 31,
	2010	2009	% Change	2010	2009	% Change
	(in millions, except %)

Revenues	$8,785	$7,373	19%	$24,668	$22,753	8%
Operating expenses	(5,777)	(4,848)	19%	(15,812)	(14,580)	8%
Selling, general and administrative	(1,461)	(1,441)	1%	(4,939)	(4,710)	5%
Depreciation and amortization	(294)	(274)	7%	(890)	(853)	4%
Impairment and restructuring charges	(6)	(55)	(89)%	(36)	(8,528)	*	*
Equity earnings (losses) of affiliates	181	(40)	* *	271	(369)	*	*
Interest expense, net	(247)	(238)	4%	(761)	(690)	10%
Interest income	20	16	25%	61	76	(20)%
Other, net	(45)	1,132	* *	(143)	1,338	*	*

Income (loss) before income tax expense	1,156	1,625	(29)%	2,419	(5,563)	*	*
Income tax (expense) benefit	(295)	1,103	* *	(677)	2,436	*	*

Net income (loss)	861	2,728	(68)%	1,742	(3,127)	*	*
Less: Net income attributable to noncontrolling interests	(22)	(1)	* *	(78)	(48)	63%

Net income (loss) attributable to News Corporation stockholders	$839	$2,727	(69)%	$1,664	$(3,175)	*	*

**	not meaningful

Overview—The Company’s revenues increased 19% and 8% for the three and nine months ended March 31, 2010, respectively, as compared to the corresponding periods of fiscal 2009. The increases were primarily due to revenue increases at the Filmed Entertainment, Newspapers and Information Services and Cable Network Programming segments. Filmed Entertainment segment revenues increased primarily due to increased theatrical and home entertainment revenues. The increase at the Newspapers and Information Services segment for the three months ended March 31, 2010 was primarily due to favorable foreign exchange fluctuations and higher advertising revenue while the increase for the nine months ended March 31, 2010 was primarily due to favorable foreign exchange fluctuations. The increases at the Cable Network Programming segment were primarily due to increases in net affiliate and advertising revenues. These revenue increases were partially offset by decreased revenues at the Other segment, primarily due to decreased revenues at the Company’s digital media properties and the sale of a portion of the Company’s ownership stake in NDS Group plc (“NDS”) in February 2009. As a result of the sale, the Company’s portion of NDS’s operating results subsequent to February 2009 is included within Equity earnings (losses) of affiliates.

Operating expenses for the three and nine months ended March 31, 2010 increased 19% and 8%, respectively, as compared to the corresponding periods of fiscal 2009. The increases were primarily due to increased amortization of production and higher participation costs at the Filmed Entertainment segment and higher entertainment and sports programming costs at the Television and Cable Network Programming segments, as well as unfavorable foreign exchange fluctuations. These increases were partially offset by the absence of costs related to NDS in the Other segment, reflecting the sale of a portion of the Company’s NDS ownership stake as noted above, as well as the effects of company-wide cost containment initiatives.

Selling, general and administrative expenses for the three months ended March 31, 2010 were relatively consistent with the corresponding period of fiscal 2009, as increases due to foreign exchange fluctuations were offset by the absence of costs related to NDS and the effects of company-wide cost containment initiatives. Selling, general and administrative expenses for the nine months ended March 31, 2010 increased 5% as compared to the corresponding period of fiscal 2009. This increase was primarily due to the $500 million charge related to the legal settlement with Valassis Communications, Inc. (“Valassis”) at the Integrated Marketing Services segment (See Note 13—Contingencies to the accompanying unaudited consolidated financial statements for further discussion.), partially offset by the absence of costs related to NDS as noted above and the effects of company-wide cost containment initiatives.

Depreciation and amortization increased 7% and 4% for the three and nine months ended March 31, 2010, respectively, as compared to the corresponding periods of fiscal 2009. These increases were primarily due to higher depreciation at the DBS segment resulting from higher volumes of set-top boxes and unfavorable foreign exchange fluctuations. The increase in the nine months ended March 31, 2010 was partially offset by the absence of depreciation and amortization related to NDS.

Impairment and restructuring charges—As discussed in Note 4—Restructuring Programs to the accompanying unaudited consolidated financial statements, the Company recorded approximately $6 million and $36 million of additional restructuring charges in the unaudited consolidated statements of operations for the three and nine months ended March 31, 2010, respectively. The restructuring charges for the three months ended March 31, 2010 reflect approximately $4 million recorded at the Newspapers and Information Services segment related to termination benefits and $2 million recorded at the Other segment related to accretion on facility termination obligations. The restructuring charges for the nine months ended March 31, 2010 reflect an $18 million charge related to the sales and distribution operations of the STAR channels, $4 million related to a restructuring program recorded at the Newspapers and Information Services segment and a $14 million charge at the Other segment related to the restructuring program at the Company’s Fox Mobile Entertainment division and accretion on facility termination obligations.

During the three and nine months ended March 31, 2009, the Company recorded approximately $55 million and $84 million in restructuring charges, respectively, primarily reflecting restructuring charges recorded at the Newspapers and Information Services and Book Publishing segments. In addition, the Company recorded non-cash impairment charges of $8,444 million during the nine months ended March 31, 2009 as noted below.

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

As a result of the interim impairment review performed, the Company recorded non-cash impairment charges of approximately $8.4 billion ($6.7 billion, net of tax) in the nine months ended March 31, 2009. The charges consisted of a write-down of the Company’s indefinite-lived intangible assets (primarily FCC licenses in the Television segment) of $4.6 billion, a write-down of $3.6 billion of goodwill and a write-down of the Newspapers and Information Services segment’s fixed assets of $185 million in accordance with ASC 360 “Property, Plant and Equipment.”

Equity earnings (losses) of affiliates—Equity earnings (losses) of affiliates increased $221 million and $640 million for the three and nine months ended March 31, 2010 as compared to the corresponding period of fiscal 2009, due to higher contributions from British Sky Broadcasting Group plc (“BSkyB”) as a result of a gain recognized by BSkyB on the sale of a portion of its investment in ITV and the absence of write-downs related to ITV that BSkyB recorded during the three and nine months ended March 31, 2009. Also contributing to the increase for the nine months ended March 31, 2010 was the absence of a $422 million write-down of the Company’s investment in Sky Deutschland recorded in the nine months ended March 31, 2009.

	For the three months ended March 31,				For the nine months ended March 31,
	2010	2009	% Change		2010	2009	% Change
	(in millions, except %)
DBS equity affiliates	$139	$(35)	*	*	$170	$(412)	*	*
Cable channel equity affiliates	25	15	67%		54	42	29%
Other equity affiliates	17	(20)	*	*	47	1	*	*

Total equity earnings (losses) of affiliates	$181	$(40)	*	*	$271	$(369)	*	*

**	not meaningful

Interest expense, net—Interest expense, net for the three and nine months ended March 31, 2010 increased $9 million and $71 million, respectively, as compared to the corresponding periods of fiscal 2009, primarily due to the issuance of borrowings in February 2009 and August 2009. The increase in interest expense, net for the nine months ended March 31, 2010 was partially offset by the retirement of $200 million of the Company’s borrowings in October 2008.

Interest income—Interest income increased $4 million for the three months ended March 31, 2010 as compared to the corresponding period of fiscal 2009, primarily due to higher interest rates. Interest income decreased $15 million for the nine months ended March 31, 2010 as compared to the corresponding period of fiscal 2009, primarily due to lower average interest rates.

Other, net—

	For the three months ended March 31,		For the nine months ended March 31,
	2010	2009	2010	2009
	(in millions)
Loss on the financial indexes business transactions (a)	$(22)	$—	$(22)	$—
Loss on the sale of eastern European television stations (a)	(21)	—	(40)	(100)
Loss on the Photobucket transaction (a)	—	—	(29)	—
Gain on the sale of NDS shares (a)	—	1,249	—	1,249
Gain on the sale of the Stations (a)	—	—	—	232
Impairment of cost based investments (b)	—	(110)	(3)	(110)
Change in fair value of exchangeable securities (c)	7	1	3	79
Other	(9)	(8)	(52)	(12)

Total Other, net	$(45)	$1,132	$(143)	$1,338

(a)	See Note 2—Acquisitions, Disposals and Other Transactions to the accompanying unaudited consolidated financial statements.
(b)	See Note 6—Investments to the accompanying unaudited consolidated financial statements.
(c)

The Company has certain outstanding exchangeable debt securities which contain embedded derivatives. Pursuant to ASC 815 “Derivatives and Hedging” (“ASC 815”), these embedded derivatives require separate accounting and, as such, changes in their fair value are recognized in other, net. A significant variance in the price of underlying stock could have a material impact on the operating results of the Company.

Income tax expense—The effective income tax rates for the three and nine months ended March 31, 2010 were 26% and 28%, respectively, which were lower than the statutory rate of 35%, primarily due to permanent differences and the recognition of tax assets on the disposition of certain assets. The Company’s tax provision and related tax rate for the three and nine months ended March 31, 2009 were different from the statutory rate primarily due to the recognition of a non-cash benefit as a result of the resolution of certain tax matters and a permanent difference on the gain on the sale of a portion of a subsidiary. The tax provision and tax rate for the nine months ended March 31, 2009 reflect these items, which were offset in part by a non-deductible goodwill impairment charge recorded in the nine months ended March 31, 2009.

Net income (loss)—Net income for the three months ended March 31, 2010 decreased as compared to the corresponding period of fiscal 2009, primarily due to the absence of the gain on the sale of the Company’s ownership stake in NDS in February 2009 and the non-cash tax benefit in the corresponding period of fiscal 2009 noted above. Net income for the nine months ended March 31, 2010 increased as compared to the corresponding period of fiscal 2009, primarily due to the absence of the impairment charges recorded in fiscal 2009. This increase was partially offset by the charge related to the settlement of the Valassis litigation recorded in the nine months ended March 31, 2010, the absence of the gain on sale of eight of the Company’s television stations in July 2008, the gain on the sale of the Company’s ownership stake in NDS in February 2009 and the non-cash tax benefit in the corresponding period of fiscal 2009 noted above.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased for the three and nine months ended March 31, 2010 as compared to the corresponding periods of fiscal 2009, primarily due to higher results at the Company’s majority-owned businesses. The increase for the nine months ended March 31, 2010 was partially offset by the absence of income from NDS due to the sale of a portion of the Company’s ownership stake in February 2009, resulting in the Company’s remaining interest in NDS being accounted for under the equity method of accounting.

Segment Analysis:

The following table sets forth the Company’s revenues and segment operating income for the three and nine months ended March 31, 2010 as compared to the three and nine months ended March 31, 2009.

	For the three months ended March 31,			For the nine months ended March 31,
	2010	2009	% Change	2010	2009	% Change
	(in millions, except %)
Revenues:
Filmed Entertainment	$2,422	$1,472	65%	$5,841	$4,216	39%
Television	1,168	1,149	2%	3,181	3,113	2%
Cable Network Programming	1,798	1,550	16%	5,160	4,496	15%
Direct Broadcast Satellite Television	954	924	3%	2,889	2,815	3%
Integrated Marketing Services	335	316	6%	893	859	4%
Newspapers and Information Services	1,505	1,248	21%	4,563	4,458	2%
Book Publishing	276	243	14%	967	863	12%
Other	327	471	(31)%	1,174	1,933	(39)%

Total revenues	$8,785	$7,373	19%	$24,668	$22,753	8%

Segment operating income:
Filmed Entertainment	$497	$282	76%	$1,212	$645	88%
Television	40	9	* *	107	91	18%
Cable Network Programming	588	426	38%	1,705	1,224	39%
Direct Broadcast Satellite Television	35	63	(44)%	133	238	(44)%
Integrated Marketing Services	108	97	11%	(233)	251	* *
Newspapers and Information Services	131	29	* *	415	370	12%
Book Publishing	4	(8)	* *	89	18	* *
Other	(150)	(88)	(70)%	(401)	(227)	(77)%

Total segment operating income	$1,253	$810	55%	$3,027	$2,610	16%

**	not meaningful

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

	For the three months ended March 31,		For the nine months ended March 31,
	2010	2009	2010	2009
	(in millions)
Total segment operating income	$1,253	$810	$3,027	$2,610
Impairment and restructuring charges	(6)	(55)	(36)	(8,528)
Equity earnings (losses) of affiliates	181	(40)	271	(369)
Interest expense, net	(247)	(238)	(761)	(690)
Interest income	20	16	61	76
Other, net	(45)	1,132	(143)	1,338

Income (loss) before income tax expense	$1,156	$1,625	$2,419	$(5,563)

Filmed Entertainment (24% and 19% of the Company’s consolidated revenues in the first nine months of fiscal 2010 and 2009, respectively)

For the three and nine months ended March 31, 2010, revenues at the Filmed Entertainment segment increased $950 million, or 65%, and $1,625 million, or 39%, respectively, as compared to the corresponding periods of fiscal 2009, primarily due to increased worldwide theatrical and home entertainment revenues. The revenue increase for the three months ended March 31, 2010 was driven by the successful worldwide theatrical releases of Avatar and Alvin and the Chipmunks: The Squeakquel. For the nine months ended March 31, 2010, revenues increased primarily due to the revenue increases noted above, as well as the theatrical and home entertainment performance of Ice Age: Dawn of the Dinosaurs and the home entertainment releases of X-Men Origins: Wolverine and Night At the Museum: Battle of the Smithsonian.

For the three and nine months ended March 31, 2010, the Filmed Entertainment segment’s operating income increased $215 million, or 76%, and $567 million, or 88%, respectively, as compared to the corresponding periods of fiscal 2009. The increases were primarily due to the revenue increases noted above, partially offset by increased amortization of production costs, as well as higher participation and releasing costs. Also partially offsetting the revenue increase for the nine months ended March 31, 2010 were higher home entertainment manufacturing and marketing costs.

Television (13% of the Company’s consolidated revenues in the first nine months of fiscal 2010 and 2009)

For the three and nine months ended March 31, 2010, revenues at the Television segment increased $19 million, or 2%, and $68 million, or 2%, respectively, as compared to the corresponding periods of fiscal 2009. The increases in the three and nine months ended March 31, 2010 were primarily due to higher advertising revenues at the television stations owned by the Company, resulting from higher pricing due to continued improvements in the advertising market. Partially offsetting these increases were lower revenues from FOX due to a decrease in prime-time ratings. In addition, higher NFL revenues due to increased post-season ratings were more than offset by the absence of revenue from the Bowl Championship Series National Championship, which was broadcast on FOX in the prior year, and lower ratings for NASCAR. Also contributing to the revenue increase in the nine months ended March 31, 2010, were higher MLB revenues due to higher post-season ratings and the broadcast of two additional post-season games, which were partially offset by lower political advertising revenues due to the 2008 presidential election.

The Television segment reported increases in operating income for the three and nine months ended March 31, 2010 of $31 million and $16 million, respectively, as compared to the corresponding periods of fiscal 2009. The increases in operating income were primarily due to the revenue increases noted above and the effects of cost containment initiatives, as well as improved operating results at MyNetworkTV, partially offset by higher prime-time entertainment programming and sports costs.

Cable Network Programming (21% and 20% of the Company’s consolidated revenues in the first nine months of fiscal 2010 and 2009, respectively)

For the three and nine months ended March 31, 2010, revenues at the Cable Network Programming segment increased $248 million, or 16%, and $664 million, or 15%, respectively, as compared to the corresponding periods of fiscal 2009. The increases were primarily due to higher net affiliate and advertising revenues principally at Fox News, the Company’s international cable operations, and FX, as well as higher net affiliate revenues at the RSNs.

For the three and nine months ended March 31, 2010, Fox News’ revenues increased 17% and 24%, respectively, as compared to the corresponding periods of fiscal 2009, primarily due to increases in net affiliate and advertising revenues. Net affiliate revenues increased 22% and 49% for the three and nine months ended March 31, 2010, respectively, primarily due to increases in the average rate per subscriber and the number of subscribers as compared to the corresponding periods of fiscal 2009. Advertising revenues increased 17% and 3% for the three and nine months ended March 31, 2010, respectively, primarily due to higher pricing. As of March 31, 2010, Fox News reached approximately 98 million Nielsen households.

The Company’s international cable operations’ revenues increased 26% and 18% for the three and nine months ended March 31, 2010, respectively, as compared to the corresponding periods of fiscal 2009, primarily due to higher affiliate and advertising revenues. The higher affiliate revenues resulted from new channels in Europe and an increase in subscribers at existing channels in Latin America. The higher advertising revenues were primarily due to the strengthening of the advertising market in India and improved performance at the regional channels.

FX’s revenues increased 11% for both the three and nine months ended March 31, 2010 as compared to the corresponding periods of fiscal 2009, primarily due to increases in net affiliate and advertising revenues. Net affiliate revenues increased 17% for both the three and nine months ended March 31, 2010 primarily due to increases in the average rate per subscriber and the number of subscribers. Advertising revenues increased 9% and 4% for the three and nine months ended March 31, 2010, respectively, primarily due to additional commercial spots sold. As of March 31, 2010, FX reached approximately 96 million Nielsen households.

For the three and nine months ended March 31, 2010, the RSNs’ revenues increased 13% and 10%, respectively, as compared to the corresponding periods of fiscal 2009, primarily due to increases in net affiliate revenues. Net affiliate revenues increased 16% and 13% for the three and nine months ended March 31, 2010, respectively, as compared to the corresponding periods of fiscal 2009, primarily due to increases in the average rate per subscriber and the number of subscribers. Advertising revenues decreased 6% during the nine months ended March 31, 2010 as compared to the corresponding period of fiscal 2009, primarily due to reduced local advertising spending.

The Company’s other cable operations’ revenues increased as compared to the corresponding periods of fiscal 2009, primarily due to increases in net affiliate revenues.

For the three and nine months ended March 31, 2010, operating income at the Cable Network Programming segment increased $162 million, or 38%, and $481 million, or 39%, respectively, as compared to the corresponding periods of fiscal 2009, primarily due to the revenue increases noted above. Also contributing to the increase during the nine months ended March 31, 2010 was the absence of a settlement relating to the termination of a distribution agreement at the international cable operations during the first quarter of fiscal 2009. These increases were partially offset by increased operating expenses during the three and nine months ended March 31, 2010 of $86 million and $183 million, respectively, as compared to the corresponding periods of fiscal 2009. The increases in operating expenses during the three and nine months ended March 31, 2010 were due to higher movie acquisition costs, sports rights amortization and original programming costs.

Direct Broadcast Satellite Television (12% of the Company’s consolidated revenues in the first nine months of fiscal 2010 and 2009)

For the three and nine months ended March 31, 2010, SKY Italia’s revenues increased $30 million, or 3%, and $74 million, or 3%, respectively, as compared to the corresponding periods of fiscal 2009, as favorable foreign exchange fluctuations were partially offset by lower local currency subscription revenue. SKY Italia had a decrease of approximately 101,000 subscribers over the past twelve month period, which decreased SKY Italia’s total subscriber base to 4.7 million at March 31, 2010. The total churn for the three months ended March 31, 2010 was approximately 157,000 subscribers on an average subscriber base of 4.7 million, as compared to churn of approximately 186,000 subscribers on an average subscriber base of 4.8 million in the corresponding period of fiscal 2009. Subscriber churn for the period represents the number of SKY Italia subscribers whose service was disconnected during the period.

Average revenue per subscriber (“ARPU”) of approximately €44 in the three months ended March 31, 2010 was consistent with the corresponding period of fiscal 2009. ARPU for the nine months ended March 31, 2010 decreased to approximately €43 from approximately €44 reported in the corresponding period of fiscal 2009. The decrease in ARPU for the nine months ended March 31, 2010, was primarily due to lower average tier mix, reduced pay-per-view revenue and the lagged effect of various pricing promotions. SKY Italia calculates ARPU by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue for the period. Average subscribers are calculated for the respective periods by adding the beginning and ending subscribers for the period and dividing by two.

Subscriber acquisition costs per subscriber (“SAC”) of approximately €270 and €330 in three and nine months ended March 31, 2010, respectively, increased from the corresponding periods of fiscal 2009, primarily due to higher marketing costs on a per subscriber basis. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross SKY Italia subscribers added during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly by SKY Italia to subscribers and the costs related to installation and acquisition advertising, net of any upfront activation fee. SKY Italia excludes the value of equipment capitalized under SKY Italia’s equipment lease program, as well as payments and the value of returned equipment related to disconnected lease program subscribers from subscriber acquisition costs.

For the three and nine months ended March 31, 2010, SKY Italia’s operating income decreased $28 million and $105 million, respectively, as compared to the corresponding periods of fiscal 2009. The decrease for the three months ended March 31, 2010 was primarily due to lower local currency subscription revenue as overall costs, in local currency, were flat as higher sports programming costs related to the 2010 Winter Olympics were offset by lower basic programming costs and subscriber related costs. The decrease for the nine months ended March 31, 2010 was primarily due to lower local currency subscription revenue and higher sports rights amortization.

Integrated Marketing Services (3% and 4% of the Company’s consolidated revenues in the first nine months of fiscal 2010 and 2009, respectively)

For the three and nine months ended March 31, 2010, revenues at the Integrated Marketing Services segment increased $19 million, or 6%, and $34 million, or 4%, respectively, as compared to the corresponding periods of fiscal 2009, primarily due to increases in volume and rates of in-store marketing products sold, partially offset by lower revenues for free-standing insert products.

For the three months ended March 31, 2010, operating income at the Integrated Marketing Services segment increased $11 million, or 11%, as compared to the corresponding period of fiscal 2009, primarily due to the revenue increase noted above, as well as lower paper costs, partially offset by higher commissions for in-store marketing products. Operating income at the Integrated Marketing Services segment decreased $484 million for the nine months ended March 31, 2010 as compared to the corresponding period of fiscal 2009, as the revenue increase noted above was more than offset by the $500 million charge relating to the settlement of the Valassis litigation.

Newspapers and Information Services (18% and 20% of the Company’s consolidated revenues in the first nine months of fiscal 2010 and 2009, respectively)

For the three and nine months ended March 31, 2010, revenues at the Newspapers and Information Services segment increased $257 million, or 21%, and $105 million, or 2%, respectively, as compared to the corresponding periods of fiscal 2009, primarily due to favorable foreign exchange fluctuations at the Australian newspapers. Operating income at the Newspapers and Information Services segment increased $102 million and $45 million for the three and nine months ended March 31, 2010, respectively, as compared to the corresponding periods of fiscal 2009, primarily due to the revenue increases noted above, as well as the impact of cost containment initiatives.

For the three and nine months ended March 31, 2010, the Australian newspapers’ revenues increased 44% and 13%, respectively, as compared to the corresponding periods of fiscal 2009, primarily due to favorable foreign exchange fluctuations. The weakening of the U.S. dollar against the Australian dollar resulted in revenue increases of approximately 40% and 19% for the three and nine months ended March 31, 2010, respectively. The increase for the three months ended March 31, 2010 also reflects higher display advertising revenues due to higher pricing that was partially offset by lower circulation revenue. Local currency revenues decreased for the nine months ended March 31, 2010 due to lower circulation and advertising revenues as a result of a decrease in volume. For the three months ended March 31, 2010, the Australian newspapers’ operating income increased 44% as compared to the corresponding period of fiscal 2009, primarily due to the revenue increase noted above, offset by higher newsprint costs and costs associated with various initiatives. For the nine months ended March 31, 2010, the Australian newspapers operating income decreased 6% as compared to the corresponding period of fiscal 2009, primarily due to the revenue decrease noted above, partially offset by a reduction in operating costs resulting from cost containment initiatives. The weakening of the U.S. dollar against the Australian dollar resulted in operating income increases of approximately 43% and 16% for the three and nine months ended March 31, 2010, respectively.

For the three and nine months ended March 31, 2010, the U.K. newspapers’ revenues increased 15% and decreased 3%, respectively, as compared to the corresponding periods of fiscal 2009. The increase for the three months ended March 31, 2010 was primarily due to favorable foreign exchange fluctuations and higher display advertising revenues, resulting from an increase in volume, partially offset by lower circulation revenues. The decrease for the nine months ended March 31, 2010 was primarily due to lower circulation revenue. Operating income at the U.K. newspapers for the three and nine months ended March 31, 2010 increased as compared to the corresponding periods of fiscal 2009, primarily due to lower marketing and newsprint costs and the impact of cost containment initiatives. The weakening of the U.S. dollar against the British pound resulted in revenue and operating income increases of approximately 12% and 35%, respectively, for the three months ended March 31, 2010.

During the three months ended March 31, 2010, revenues at Dow Jones & Company, Inc (“Dow Jones”) increased 7% as compared with the corresponding period of fiscal 2009, primarily due to a 25% increased advertising revenue resulting from higher volume and higher circulation revenues at The Wall Street Journal resulting from higher prices, partially offset by lower information services revenues. Revenues for the nine months ended March 31, 2010 decreased 2% as compared to the corresponding period of fiscal 2009, primarily due to lower advertising revenue at The Wall Street Journal resulting from lower volume, as well as lower information services revenue. The decrease for the nine months ended March 31, 2010 was partially offset by higher circulation revenues resulting from higher pricing at The Wall Street Journal and higher digital advertising revenue. Dow Jones’ operating results for the three and nine months ended March 31, 2010 increased from the corresponding periods of fiscal 2009, primarily due to cost containment initiatives and lower newsprint costs.

Book Publishing (4% of the Company’s consolidated revenues in the first nine months of fiscal 2010 and 2009)

For the three and nine months ended March 31, 2010, revenues at the Book Publishing segment increased $33 million, or 14%, and $104 million, or 12%, respectively, as compared to the corresponding periods of fiscal 2009. The increases were primarily due to higher sales at the General Books and Children’s divisions and favorable foreign exchange fluctuations. The increases at the General Books division were primarily due to the success of Going Rogue by Sarah Palin and Game Change by John Heilemann and Mark Halperin, as well as higher electronic book sales. Strong sales of Where the Wild Things Are by Maurice Sendak and The Vampire Diaries by L.J. Smith led to the increases at the Children’s division. During the three months ended March 31, 2010, HarperCollins had 61 titles on The New York Times Bestseller List with eight titles reaching the number one position. During the nine months ended March 31, 2010, HarperCollins had 116 titles on The New York Times Bestseller List with 16 titles reaching the number one position.

Operating income for the three and nine months ended March 31, 2010, increased $12 million and $71 million, respectively, as compared to the corresponding periods of fiscal 2009, primarily due to the revenue increases noted above and operating cost reductions resulting from cost containment initiatives, partially offset by higher royalty and manufacturing costs resulting from higher sales.

Other (5% and 8% of the Company’s consolidated revenues in the first nine months of fiscal 2010 and 2009, respectively)

For the three and nine months ended March 31, 2010, revenues at the Other segment decreased $144 million, or 31%, and $759 million, or 39%, respectively, as compared to the corresponding periods of fiscal 2009, primarily due to decreased revenues from NDS and the Company’s digital media properties. The decreases at NDS were due to the absence of revenues for the three and nine months ended March 31, 2009, reflecting the sale of a portion of the Company’s ownership stake in NDS in February 2009. As a result of the sale, the Company’s portion of NDS’s operating results subsequent to February 2009 is included within Equity earnings (losses) of affiliates. The revenue decreases at the Company’s digital media properties were principally due to lower search revenues.

Operating results for the three and nine months ended March 31, 2010 decreased $62 million and $174 million, respectively, as compared to the corresponding periods of fiscal 2009. The decreases were primarily due to lower operating results from NDS and the Company’s digital media properties. The decreases at NDS were due to the absence of $60 million and $121 million of operating income during the three and nine months ended March 31, 2010, respectively, resulting from the sale of a portion of the Company’s ownership stake in NDS as noted above. The decreases at the Company’s digital media properties of $32 million and $84 million for the three and nine months ended March 31, 2010, respectively, were primarily due to the revenue declines noted above partially offset by cost containment initiatives.

Liquidity and Capital Resources

Impact of the Current Economic Environment

The United States and global economies have undergone a period of economic uncertainty, and the related capital markets have experienced significant volatility. In certain of the markets in which the Company’s businesses operate, there was a weakening in the overall economic climate resulting in pressure on labor markets, retail sales and consumer confidence, which impacted advertising revenues at the Company’s Television, Newspapers and Information Services and Other segments, as well as the retail sales of books and DVDs. Despite these trends, the Company believes the cash generated internally and available financing will continue to provide the Company sufficient liquidity for the foreseeable future.

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has a $2.25 billion revolving credit facility, which expires in May 2012, and has access to various film co-production alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of March 31, 2010, the availability under the revolving credit facility was reduced by standby letters of credit issued which totaled approximately $74 million. As of March 31, 2010, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television products.

The principal uses of cash that affect the Company’s liquidity position include the following: investments in the production and distribution of new feature films and television programs; the acquisition of and payments under programming rights agreements for entertainment and sports programming; paper purchases; operational expenditures including employee costs; capital expenditures; interest expense; income tax payments; investments in associated entities; dividends; acquisitions; and stock repurchases.

The Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

Sources and uses of cash

Net cash provided by operating activities for the nine months ended March 31, 2010 and 2009 was as follows (in millions):

For the nine months ended March 31,	2010	2009
Net cash provided by operating activities	$2,979	$1,061

The increase in net cash provided by operating activities during the nine months ended March 31, 2010 as compared to the corresponding period of fiscal 2009 primarily reflects higher worldwide theatrical receipts at the Filmed Entertainment segment, higher affiliate receipts at the Cable Network Programming segment, higher receipts at the Book Publishing segment and lower tax payments. The increase was partially offset by the $500 million payment relating to the settlement of the Valassis litigation and lower subscriber receipts at the DBS segment.

Net cash used in investing activities for the nine months ended March 31, 2010 and 2009 was as follows (in millions):

For the nine months ended March 31,	2010	2009
Net cash used in investing activities	$(317)	$(42)

The increase in net cash used in investing activities during the nine months ended March 31, 2010 was primarily due to the absence of proceeds from the sale of eight of the Company’s television stations in July 2008, the absence of net proceeds received from the sale of a portion of the Company’s interest in NDS in February 2009 and increased investment in Sky Deutschland, partially offset by cash received from the sale of the financial indexes businesses and lower property, plant and equipment purchases.

Net cash (used in) provided by financing activities for the nine months ended March 31, 2010 and 2009 was as follows (in millions):

For the nine months ended March 31,	2010	2009
Net cash (used in) provided by financing activities	$(1,024)	$517

The increase in net cash used in financing activities during the nine months ended March 31, 2010 was primarily due to the redemption of the majority of the Company’s 0.75% Senior Exchangeable BUCS and repayment of $150 million Senior Notes due March 2010, partially offset by the issuance of $600 million 6.90% Senior Notes due 2039 and $400 million 5.65% Senior Notes due 2020 in August 2009.

The Company declared a dividend of $0.06 per share on both its Class A Common Stock and its Class B Common Stock in the three months ended September 30, 2009, which was paid in October 2009 to stockholders of record on September 9, 2009. The total aggregate dividend paid to stockholders in October 2009 was approximately $157 million.

The Company declared a dividend of $0.075 per share on both the Class A Common Stock and the Class B Common Stock in the three months ended March 31, 2010, which was paid in April 2010 to stockholders of record on March 10, 2010. The total aggregate dividend paid to stockholders in April 2010 was approximately $196 million.

Debt Instruments

	For the nine months ended March 31,
	2010	2009
	(in millions)
Borrowings
Notes due August 2039	$593	$—
Notes due August 2020	396	—
Notes due March 2019	—	690
Notes due March 2039	—	283
Bank loans	—	30
All other	35	29

Total borrowings	$1,024	$1,032

Repayments of borrowings
BUCS	$(1,632)	$—
Notes due March 2010	(150)	—
Notes due October 2008	—	(200)
Bank loans	(64)	(64)
All other	(23)	(72)

Total repayment of borrowings	$(1,869)	$(336)

BUCS

In March 2010, the Company redeemed approximately 98.6% of its 0.75% Senior Exchangeable BUCS (“BUCS”) pursuant to a holders’ redemption right for an aggregate of approximately $1.63 billion in cash. Subsequently, in April 2010, the Company redeemed the remaining outstanding BUCS for an aggregate of approximately $23 million in cash.

TOPrS

In April 2010, the Company redeemed all of its outstanding 5% TOPrS for an aggregate of approximately $134 million in cash.

Other

In March 2010, the Company retired its $150 million 4.75% Senior Debentures due 2010.

Ratings of the Public Debt

The table below summarizes the Company’s credit ratings as of March 31, 2010.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa 1	Stable
S&P	BBB+	Stable

Revolving Credit Agreement

In May 2007, NAI entered into a credit agreement (the “Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the initial lenders named therein (the “Lenders”), Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent. The Credit Agreement provides a $2.25 billion unsecured revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit. NAI may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leveraging ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.08% regardless of facility usage. The Company pays interest for borrowings at LIBOR plus 0.27% and pays commission fees on letters of credit at 0.27%. The Company pays an additional fee of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. The maturity date is in May 2012; however, NAI may request that the Lenders’ commitments be renewed for up to two additional one year periods. As of March 31, 2010, approximately $74 million in standby letters of credit, for the benefit of third parties, was outstanding.

Commitments

During the nine months ended March 31, 2010, the Company renewed its rights to broadcast Italy’s National League Football matches through fiscal 2012. The Company expects to pay approximately $1.7 billion over the term of the agreement.

During the nine months ended March 31, 2010, the Company entered into a long-term supply contract pursuant to which the Company will purchase ink for its newspaper printing facilities in the United Kingdom from a third party through fiscal 2022. The Company will pay approximately $400 million over the term of the contract.

Other than as previously disclosed in the notes to the Company’s unaudited consolidated financial statements, the Company’s commitments have not changed significantly from disclosures included in the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2010.

Guarantees

Other than as previously disclosed in the notes to the Company’s unaudited consolidated financial statements, the Company’s guarantees have not changed significantly from disclosures included in the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2010.

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

As a result of the impairment reviews performed, the Company recorded non-cash impairment charges of approximately $8.9 billion ($7.2 billion, net of tax) during the fiscal year ended June 30, 2009. The charges consisted of a write-down of the Company’s indefinite-lived intangible assets (primarily FCC licenses in the Television segment) of $4.6 billion, a write-down of $4.1 billion of goodwill (primarily in the Newspapers and Information Services and Other segments) and a write-down of the Newspapers and Information Services segment’s fixed assets of $185 million in accordance with ASC 360 “Property, Plant and Equipment. The factors that contributed to the fiscal 2009 impairment charges and the key assumptions that drive fair value have improved during the nine months ended March 31, 2010; however, the following segments have reporting units that continue to be at risk for future impairment as the fair value of a reporting unit exceeded its carrying amount by less than 10% as of the last goodwill impairment assessment performed: Television and Cable Network Programming. In addition, the Company continues to monitor certain of its reporting units in the Other segment due to the impairment charges recorded in fiscal 2009. Goodwill amounts by segment at risk for future impairment are as follows: Television ($1.9 billion); Cable Network Programming ($0.9 billion); and Other ($0.6 billion). The Company will continue to monitor its goodwill and intangible assets for possible future impairment.

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

At March 31, 2010, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $145 million (including the Company’s non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $12.7 million at March 31, 2010.

Interest Rates

The Company’s current financing arrangements and facilities include approximately $13.5 billion of outstanding debt with fixed interest and the Credit Agreement, which carries variable interest. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. As of March 31, 2010, substantially all of the Company’s financial instruments with exposure to interest rate risk were denominated in U.S. dollars and had an aggregate fair value of approximately $14.7 billion. The potential change in fair market value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $879 million at March 31, 2010.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity affiliates and had an aggregate fair value of approximately $7.7 billion as of March 31, 2010. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $6.9 billion. Such a hypothetical decrease would result in a before tax decrease in comprehensive income of approximately $24 million, as any changes in fair value of the Company’s equity affiliates are not recognized unless deemed other-than-temporary, as these investments are accounted for under the equity method.

In accordance with ASC 815, the Company has recorded the conversion feature embedded in its exchangeable debentures in other liabilities. At March 31, 2010, the fair value of this conversion feature was nil. This conversion feature is sensitive to movements in the share price of one of the Company’s publicly traded equity affiliates. A significant variance in the price of the underlying stock could have a material impact on the operating results of the Company.

Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk at March 31, 2010 or June 30, 2009 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold. However, in light of the recent turmoil in the domestic and global economies, the Company’s estimates and judgments with respect to the collectability of its receivables have become subject to greater uncertainty than in more stable periods.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At March 31, 2010, the Company did not anticipate nonperformance by any of the counterparties.

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a) Exhibits.

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2010 and 2009; (ii) Consolidated Balance Sheets at March 31, 2010 (unaudited) and June 30, 2009 (audited); (iii) Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 2010 and 2009; and (iv) Notes to the Unaudited Consolidated Financial Statements (tagged as blocks of text).*

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ DAVID F. DEVOE
David F. DeVoe Senior Executive Vice President and Chief Financial Officer

Date: May 4, 2010