Form 10-K
period 2010-06-30
NEWS CORP
filed 2010-08-06
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Large accelerated filer  ☒             Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of December 24, 2009, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of News Corporation’s Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $24,677,100,102, based upon the closing price of $13.65 per share as quoted on the NASDAQ Stock Market on that date, and the aggregate market value of News Corporation’s Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $7,629,094,421, based upon the closing price of $15.86 per share as quoted on the NASDAQ Stock Market on that date.

As of July 30, 2010, 1,822,667,085 shares of Class A Common Stock and 798,520,953 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the News Corporation definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of News Corporation’s fiscal year end.

PART I

ITEM 1.	BUSINESS

Background

News Corporation, a Delaware corporation, is a diversified global media company with operations in the following eight industry segments: (i) Filmed Entertainment; (ii) Television; (iii) Cable Network Programming; (iv) Direct Broadcast Satellite Television; (v) Integrated Marketing Services; (vi) Newspapers and Information Services; (vii) Book Publishing; and (viii) Other. The activities of News Corporation are conducted principally in the United States, the United Kingdom, Continental Europe, Australia, Asia and Latin America. For financial information regarding News Corporation’s segments and operations in geographic areas, see “Item 8. Financial Statements and Supplementary Data.” Unless otherwise indicated, references in this Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (the “Annual Report”) to “we,” “us,” “our,” “News Corporation” or the “Company” means News Corporation and its subsidiaries.

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

In February 2008, the Company closed the transactions contemplated by the share exchange agreement (the “Share Exchange Agreement”) with Liberty Media Corporation (“Liberty”), whereby Liberty exchanged its entire interest in the Company’s common stock (approximately 325 million shares of Class A Common Stock and 188 million shares of News Corporation Class B common stock, par value $0.01 per share (“Class B Common Stock”)) for 100% of the stock of a wholly-owned subsidiary of the Company whose holdings consisted of the Company’s approximate 41% interest (approximately 470 million shares) in The DIRECTV Group, Inc. (“DIRECTV”) constituting the Company’s entire interest in DIRECTV, three of the Company’s Regional Sports Networks (FSN Northwest, FSN Pittsburgh and FSN Rocky Mountain) and approximately $625 million in cash.

In February 2009, the Company, two newly incorporated subsidiaries of funds advised by Permira Advisers LLP (the “Permira Newcos”) and the Company’s then majority-owned, publicly-held subsidiary, NDS Group plc (“NDS”), completed a transaction pursuant to which all issued and outstanding NDS Series A ordinary shares, including those represented by American Depositary Shares traded on The NASDAQ Stock Market, were acquired for per share consideration of $63 in cash. As part of the transaction, approximately 67% of the NDS Series B ordinary shares held by the Company were exchanged for $63 per share in a mix of approximately $1.5 billion in cash and a $242 million vendor note. Immediately prior to the consummation of the transaction, the Company owned approximately 72% of NDS through its ownership of all of the outstanding NDS Series B ordinary shares. As a result of the transaction, NDS ceased to be a public company and the Permira Newcos and the Company now own approximately 51% and 49% of NDS, respectively.

In June 2010, the Company announced that it had proposed to the board of directors of British Sky Broadcasting Group plc (“BSkyB”), in which the Company currently has an approximate 39% interest, to make a cash offer of 700 pence per share for the BSkyB shares that the Company does not already own. The Company and the independent members of BSkyB’s board of directors were unable to reach a mutually agreeable price at the time of the public announcement; however, the parties entered into a cooperation agreement pursuant to which the parties agreed to work together to proceed with the regulatory process in order to facilitate a proposed transaction. There can be no assurance that the Company will make a final binding offer to BSkyB.

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30 in each year. Through its predecessor, the Company was incorporated in 1979 under the Company Act 1961 of South Australia, Australia. At June 30, 2010, the Company had approximately 51,000 full-time employees. The Company’s principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036 and its telephone number is (212) 852-7000. The Company’s website is www.newscorp.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, through the Company’s website as soon as reasonably practicable after the material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Such reports may also be obtained without charge from the Company, and paper copies of any exhibits to such reports are also available for a reasonable fee per page charge to the requesting stockholder. Any materials that the Company filed with the SEC also may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

Special Note Regarding Forward-Looking Statements

This document and the documents incorporated by reference into this Annual Report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain statements that constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other factors is set forth under the heading “Item 1A. Risk Factors” in this Annual Report. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the Consolidated Financial Statements of News Corporation and related notes set forth elsewhere in this Annual Report.

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

Feature Film Production and Distribution

One of the world’s largest producers and distributors of motion pictures, Fox Filmed Entertainment (“FFE”) produces, acquires and distributes motion pictures throughout the world under a variety of arrangements. During fiscal 2010, FFE placed 25 motion pictures in general release in the United States. The motion pictures of FFE are produced and/or distributed by the following units of FFE: Twentieth Century Fox and Fox 2000, which produce and acquire motion pictures for mainstream audiences; Fox Searchlight Pictures, which produces and acquires specialized motion pictures; and Twentieth Century Fox Animation, which produces feature length animated motion pictures. In addition, Fox International Productions, Inc. co-produces and co-finances local-language motion pictures for distribution outside the United States. The motion pictures produced and/or distributed by FFE in the United States and international territories in fiscal 2010 included Avatar, Ice Age: Dawn of the Dinosaurs, Alvin and the Chipmunks: The Squeakquel, Fantastic Mr. Fox, Date Night, The A-Team, (500) Days of Summer and Crazy Heart. FFE has already released or currently plans to release approximately 25 motion pictures in the United States in fiscal 2011, including Predators, Wall Street: Money Never Sleeps, Unstoppable, The Chronicles of Narnia: The Voyage of the Dawn Treader, Rio, X-Men: First Class, Rise of the Apes, 127 Hours, The Descendants and Cedar Rapids.

Pursuant to an agreement with Monarchy Enterprises Holdings B.V. (“MEH”), the parent company of New Regency in which the Company has a 20% interest, and certain of MEH’s subsidiaries, FFE distributes certain New Regency films and all films co-financed by FFE and New Regency in all media worldwide, excluding a number of international territories with respect to television rights. Among its fiscal 2011 releases, FFE currently expects to distribute four films either fully financed by New Regency or co-financed by FFE and New Regency.

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

Through Twentieth Century Fox Home Entertainment LCC, the Company distributes motion pictures and other programming produced by units of FFE, its affiliates and other producers in the United States, Canada and international markets in all home media formats, including the sale and rental of DVDs. In fiscal 2010, the domestic home entertainment division released or re-released approximately 1,131 produced and acquired titles, including 22 new FFE film releases, approximately 802 catalog titles and approximately 307 television and non-theatrical titles. In international markets, the Company distributed, produced and acquired titles both directly and through foreign distribution channels, with approximately 910 releases in fiscal 2010, including approximately 23 new FFE film releases, approximately 695 catalog titles and approximately 192 television and non-theatrical releases. In fiscal 2010, the Company continued its worldwide home video distribution arrangement with Metro-Goldwyn-Mayer (“MGM”), releasing approximately 1,207 and 714 MGM home entertainment theatrical, catalog and television programs domestically and internationally, respectively, as well as its domestic home video distribution arrangement with Lions Gate, releasing approximately 1,909 Lions Gate home entertainment theatrical, catalog and television programs. During fiscal 2010, the domestic home entertainment division released 201 Blu-ray high definition (“HD”) disc format (“Blu-ray”) titles, including 21 new FFE film releases, 155 catalog titles and 25 television and non-theatrical releases. In international markets, the Company released 149 Blu-ray titles, including 18 new FFE film releases and 131 catalog titles. The Company also distributed 75 Blu-ray titles (two new releases and 73 catalog titles) from MGM domestically and 47 titles (one new release and 46 catalog titles) internationally, and 126 Blu-ray titles from Lions Gate domestically.

Units of FFE license motion pictures and other programs in the United States, Canada and international markets to various third party and certain affiliated subscription pay television, pay-per-view, video-on-demand and electronic sell-through services. The license agreements reflecting the subscription pay television arrangements generally provide for a specified number of exhibitions of the program during a fixed term in exchange for a license fee that is based on a variety of factors, including the box office performance of each program and the number of subscribers to the service or system. Among third party license agreements that units of FFE have in place in the United States for television exhibition of their motion pictures are exclusive subscription pay television license agreements with Home Box Office, Inc. (“HBO”), providing for the licensing of films initially released for theatrical exhibition through 2015, as well as arrangements with Starz Encore Group. The license agreements reflecting the pay-per-view and video-on-demand services arrangements generally provide for a license fee based on a percentage of the licensee’s gross receipts from the exhibition of the program, and in some cases, a guaranteed minimum fee. In addition, these agreements generally provide for a minimum number of scheduled pay-per-view exhibitions and a minimum video-on-demand exhibition period during a fixed term. Units of FFE also license motion pictures in the United States to direct broadcast satellite (“DBS”) pay-per-view services operated by EchoStar Communications Corporation, as well as to pay-per-view and video-on-demand services operated by DIRECTV and iN Demand L.L.C. In addition, units of FFE license motion pictures and other programs to third parties, including Apple Inc. (“Apple”) and Amazon.com Inc., for electronic sell-through over the Internet, enabling consumers in the United States to acquire the right to retain permanently such programs. In international markets, units of FFE license motion pictures and other programming to leading third party pay television, pay-per-view, video-on-demand and electronic sell-through services, as well as to pay television and video-on-demand services operated by various affiliated entities.

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

Television Programming, Production and Distribution

Twentieth Century Fox Television (“TCFTV”). During fiscal 2010, TCFTV produced television programs for the FOX Broadcasting Company (“FOX”), FX Networks, LLC (“FX”), ABC Television Network (“ABC”), CBS Broadcasting, Inc. (“CBS”), NBC Television Network (“NBC”), Comedy Partners (“Comedy Central”), Turner Broadcasting System, Inc. (“TBS”) and Arts & Entertainment Network (“A&E”). TCFTV currently produces, or has orders to produce, episodes of the following television series: American Dad, Bob’s Burgers, Bones, The Cleveland Show, Family Guy, Glee, Lie To Me, Lone Star, Raising Hope, Ride-Along, The Simpsons, Traffic Light and Terra Nova for FOX; Sons of Anarchy and Terriers for FX; Modern Family for ABC; Chaos and How I Met Your Mother for CBS; Friends with Benefits for NBC; Futurama for Comedy Central; Neighbors From Hell for TBS and Breakout Kings for A&E. Generally, a network will license a specified number of episodes for exhibition on the network during the license period. All other distribution rights, including international and off-network syndication rights, are typically retained by TCFTV, utilized by other units of the Company or sold to third parties.

Television programs generally are produced under contracts that provide for license fees that may cover only a portion of the anticipated production costs. As these costs have increased in recent years, the resulting deficit between production costs and license fees for domestic first-run programming also has increased. Therefore, additional licensing is often critical to the financial success of a series. Successful U.S. network television series are, for example, (i) licensed for first-run exhibition in Canadian and international markets, (ii) released in DVD box sets, (iii) licensed for off-network exhibition in the United States (including in syndication and to cable programmers), (iv) licensed for further television exhibition in international markets and (v) made available for electronic sell-through and streaming, including individual episodes and full series. Typically, a series must be broadcast for at least three to four television seasons for there to be a sufficient number of episodes to offer the series in syndication or to cable and DBS programmers in the United States. The decision of a television network to continue a series through an entire television season or to renew a series for another television season depends largely on the series’ audience ratings.

Twentieth Television. Twentieth Television licenses both television programming and feature films for domestic syndication to television stations and basic cable services in the United States. Twentieth Television distributes a program portfolio that includes the Company’s library of television and film assets, and first-run programming produced by its production companies for sales to local stations, including stations owned and operated by the Company, as well as to basic cable networks. First-run programs distributed by Twentieth Television include: the game shows Are You Smarter Than A 5th Grader? and Don’t Forget the Lyrics!; the court shows Divorce Court and Judge Alex; and the 2010 summer test series, The Kilborn File hosted by Craig Kilborn.

Twentieth Television derives revenue from off-network, theatrical and first-run program sales in the form of cash license fees paid by both broadcast and cable licensees, and from the sales of national advertising units retained by Twentieth Television in its programs. Twentieth Television licenses such shows as How I Met Your Mother, It’s Always Sunny in Philadelphia, My Name Is Earl, Family Guy, American Dad, King of the Hill, The Unit, M*A*S*H, Boston Legal, Bones, Malcolm in the Middle and The Simpsons to cable and broadcast networks. Twentieth Television also manages and distributes the long running series, COPS and America’s Most Wanted, and sells national advertising on behalf of other third party syndicators.

Fox Television Studios (“FtvS”). FtvS is a program supplier to the major U.S. and international broadcast and cable networks. FtvS is currently producing the series Burn Notice and White Collar for USA Network, The Good Guys for FOX, The Gates for ABC, The Glades for A&E, Lights Out for FX and Kendra, Holly’s World and The Girls Next Door for E!. Other FtvS international co-productions include Persons Unknown, co-produced with Televisa for NBC.

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

Motion Picture and Television Library

The Company’s motion picture and television library (the “Fox Library”) consists of varying rights to several thousand previously released motion pictures and many well-known television programs. Motion pictures in the Fox Library include many successful and well-known titles, such as The Sound of Music, Mrs. Doubtfire, Dr. Dolittle, Home Alone, the Star Wars series, the X-Men series, Independence Day, The Day After Tomorrow, the Ice Age series, Sideways, Walk the Line, The Devil Wears Prada, Little Miss Sunshine, the Night at the Museum series, the Alvin and the Chipmunks series, Slumdog Millionaire and Taken, as well as seven of the top 30 domestic box office grossing films of all time, which are Avatar, Titanic (together with Paramount Pictures Corporation), Star Wars, Star Wars Episode I: The Phantom Menace, Star Wars Episode III: Revenge of the Sith, Star Wars Episode II: Attack of the Clones and Star Wars Episode VI: Return of the Jedi.

The Fox Library contains varying rights to many television series and made-for-television motion pictures. The television programming in the Fox Library consists of such classic series as 24, King of the Hill, Prison Break, Boston Legal, My Name is Earl, The Mary Tyler Moore Show, M*A*S*H, Hill Street Blues, Doogie Howser, M.D., L.A. Law, The Wonder Years, The Practice, Ally McBeal, Angel, Dharma & Greg, In Living Color, The X-Files, Buffy the Vampire Slayer and NYPD Blue, as well as prior seasons of such current series as The Simpsons, Bones, Family Guy, The Cleveland Show, Glee, Modern Family, Futurama, How I Met Your Mother, Sons of Anarchy, American Dad and Lie To Me.

Television

The Company is engaged in the operation of broadcast television stations and the broadcasting of network programming in the United States.

Fox Television Stations

Fox Television Stations, Inc. (“Fox Television Stations”) owns and operates 27 full power stations, including stations located in nine of the top ten largest designated market areas (“DMAs”). Fox Television Stations owns and operates two stations in nine DMAs, including New York, Los Angeles and Chicago, the first, second and third largest DMAs, respectively.

Of the 27 full power stations, 17 stations are affiliates of FOX (“FOX Affiliates”). For a description of the programming offered to FOX Affiliates, see “—FOX Broadcasting Company.” In addition, Fox Television Stations owns and operates ten stations affiliated with MyNetworkTV Programming Distribution Service, Inc. (“MyNetworkTV”).

The following table lists certain information about each of the television stations owned and operated by Fox Television Stations. Unless otherwise noted, all stations are FOX Affiliates.

Fox Television Stations (1)

	DMA/Rank	Station		Digital Channel (former analog channel) (2)	Type	Percentage of U.S. Television Households Reached (3)
New York, NY	1	WNYW		44 (5)	UHF	6.5%
		WWOR	(4)	38 (9)	UHF
Los Angeles, CA	2	KTTV		11 (11)	VHF	4.9%
		KCOP	(4)	13 (13)	VHF
Chicago, IL	3	WFLD		31 (32)	UHF	3.0%
		WPWR	(4)	51 (50)	UHF
Philadelphia, PA	4	WTXF		42 (29)	UHF	2.6%
Dallas, TX	5	KDFW		35 (4)	UHF	2.2%
		KDFI	(4)	36 (27)	UHF
Boston, MA	7	WFXT		31 (25)	UHF	2.1%
Atlanta, GA	8	WAGA		27 (5)	UHF	2.1%
Washington, DC	9	WTTG		36 (5)	UHF	2.0%
		WDCA	(4)	35 (20)	UHF
Houston, TX	10	KRIV		26 (26)	UHF	1.8%
		KTXH	(4)	19 (20)	UHF
Detroit, MI	11	WJBK		7 (2)	VHF	1.6%
Phoenix, AZ	12	KSAZ		10 (10)	VHF	1.6%
		KUTP	(4)	26 (45)	UHF
Tampa, FL	14	WTVT		12 (13)	VHF	1.6%
Minneapolis, MN (5)	15	KMSP		9 (9)	VHF	1.5%
		WFTC	(4)	29 (29)	UHF
Orlando, FL	19	WOFL		22 (35)	UHF	1.3%
		WRBW	(4)	41 (65)	UHF
Baltimore, MD	27	WUTB	(4)	41 (24)	UHF	1.0%
Austin, TX	48	KTBC		7 (7)	VHF	0.6%
Memphis, TN	50	WHBQ		13 (13)	VHF	0.6%
Gainesville, FL	160	WOGX		31 (51)	UHF	0.1%
TOTAL						37.1%

Source: Nielsen Media Research, January 2010

(1)

The information presented in the table above reflects the 2009 conversion of Fox Television Stations to all-digital broadcasts. For more information on the transition to digital broadcast, see “Regulation—Television.”

(2)

This column shows both the actual digital channel on which the Fox Television Stations broadcast, as well as the analog channel (now called the “virtual” channel) on which they broadcast in the past. Digital television receivers and set-top boxes will display the virtual channel (e.g., Channel 5 for WNYW) as the channel being received and the Fox Television Stations generally use the virtual channel for on-air branding.

(3)

VHF television stations transmit on Channels 2 through 13 and UHF television stations on Channels 14 through 51. The Federal Communications Commission (the “FCC”) applies a discount (the “UHF Discount”) which attributes only 50% of the television households in a local television market to the audience reach of a UHF television station for purposes of calculating whether that station’s owner complies with the national station ownership cap imposed by FCC regulations and by statute; in making this calculation, only the station’s actual (digital) broadcast channel is considered. In addition, the coverage of two commonly owned stations in the same market is counted only once. The percentages listed are rounded and do not take into account the UHF Discount. For more information regarding the FCC’s national station ownership cap, see “Regulation—Television” in this Annual Report.

(4)	MyNetworkTV affiliate.
(5)	The Company also owns and operates KFTC, Channel 26, Bemidji, MN as a satellite station of WFTC, Channel 29, Minneapolis, MN.

FOX Broadcasting Company (“FOX”)

FOX has 203 FOX Affiliates, including the 17 stations owned and operated by the Company, which reach approximately 99% of all U.S. television households. In general, each week FOX regularly delivers to its affiliates 15 hours of prime-time programming and 90 minutes of late-night programming on Saturday. FOX’s prime-time programming features such series as House, The Simpsons, Bones, Fringe and Glee; unscripted series such as American Idol and So You Think You Can Dance; and various specials. In addition, a significant component of FOX’s programming consists of sports programming, with FOX providing to its affiliates live coverage (including post-season) of the National Football Conference of the National Football League (the “NFL”) and Major League Baseball (“MLB”), as well as live coverage of the Sprint Cup Series of the National Association of Stock Car Auto Racing (“NASCAR”). In fiscal 2011, FOX will broadcast the Pro Bowl and Super Bowl XLV. FOX also airs a two-hour block of direct response programming on Saturday mornings provided by Worldlink Ventures (“Worldlink”), a media sales firm. FOX’s agreement with Worldlink extends through the 2010-2011 broadcast season.

FOX’s prime-time line-up is intended to appeal primarily to target audiences of 18 to 49-year old adults, the demographic group that advertisers seek to reach most often. During the 2009-2010 traditional September to May broadcast season, FOX ranked first in prime-time programming based on viewership of adults ages 18 to 49 (based on Live+7 ratings, FOX had a 3.7 rating and a 10 share, ABC had a 2.7 rating and an 7 share, CBS had a 3.2 rating and a 9 share and NBC had a 2.7 rating and a 7 share). The median age of the FOX viewer is 45 years, as compared to 49 years for NBC, 50 years for ABC and 53 years for CBS.

FOX obtains programming from major television studios and independent television production companies pursuant to license agreements. The terms of those agreements generally provide FOX with the right to broadcast a television series for a minimum of four seasons.

National sports programming, such as the NFL, MLB and NASCAR programming, is obtained under license agreements with professional sports leagues or organizations. FOX’s current licenses with the NFL, MLB and NASCAR extend until the 2013 NFL season, the 2013 MLB season and the 2014 NASCAR season. In addition, FOXSports.com provides a comprehensive mix of news, exclusive analysis, fantasy games and one of the Internet’s largest collections of online sports video. FOXSports.com on MSN had an average of 26 million unique users and 930 million page views in the United States during June 2010 according to comScore Media Metrix.

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

MyNetworkTV

At the beginning of the 2009-2010 television season, MyNetworkTV transitioned to a new programming distribution service model distributing two hours per night of original and off-network programming for Twentieth Television and other third party syndicators to its affiliates. As of June 30, 2010, MyNetworkTV had 173 affiliates, including 10 affiliates owned by the Company, reaching approximately 94% of U.S. households.

Competition. The network television broadcasting business is highly competitive. FOX and MyNetworkTV compete with other broadcast networks, such as ABC, NBC, CBS and The CW Television Network, independent television stations, cable and DBS program services, as well as other media, including DVDs, digital video recorders (“DVR”), video games, print and the Internet for audiences, programming and, in the case of FOX, advertising revenues. In addition, FOX and MyNetworkTV compete with other broadcast networks and other programming distribution services to secure affiliations with independently owned television stations in markets across the United States. ABC, NBC and CBS each broadcasts a significantly greater number of hours of programming than FOX and, accordingly, may be able to designate or change time periods in which programming is to be broadcast with greater flexibility than FOX. In addition, future technological developments may affect competition within the television marketplace.

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

Cable Network Programming

The Company produces and licenses news, business news, sports, general entertainment and movie programming for distribution through cable television systems and direct broadcast satellite operators in the United States and internationally.

FOX News. FOX News owns and operates the FOX News Channel, a 24-hour all news national cable channel currently available to over 98 million U.S. households according to Nielsen Media Research, as well as the FOX Business Network which is currently available to over 56 million U.S. households.

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

FSN. Fox Sports Net, Inc. (“FSN, Inc.”) is the largest regional sports network (“RSN”) programmer in the United States, focusing on live professional and major collegiate home team sports events. FSN, Inc.’s sports programming business currently consists primarily of ownership interests in 12 RSNs, including numerous sub-regional feeds (the “FSN RSNs”) and National Sports Programming, which operates FSN (“FSN”), a national sports programming service. FSN, Inc. also is affiliated with, through FSN, an additional nine RSNs that are not owned by FSN, Inc. (the “FSN Affiliated RSNs”). FSN provides the FSN RSNs and the FSN Affiliated RSNs with national sports programming, featuring original and licensed sports-related programming, as well as live and replay sporting events. The FSN RSNs and the FSN Affiliated RSNs currently have approximately 84 million subscribers and have rights to telecast live games of 68 of 82 U.S. professional sports teams in MLB, the National Basketball Association and the National Hockey League; collegiate conferences; and numerous college and high school sports teams.

FX. Currently reaching over 96 million U.S. households according to Nielsen Media Research, FX is a general entertainment network that telecasts a growing roster of original series, as well as acquired television series and motion pictures. FX’s lineup for the 2010-2011 season includes the critically acclaimed Rescue Me, Sons of Anarchy and Justified. Also included in the 2010-2011 season line-up is the sixth season of the comedy series It’s Always Sunny in Philadelphia, the second season of Archer and The League and the first season of Lights Out, Louie and Terriers. Current syndicated series include That ‘70s Show, Spin City, Malcolm in the

Middle, The Bernie Mac Show and beginning in fall 2010, Two and a Half Men. During the 2010-2011 season, FX will also showcase the television premieres of theatrical motion pictures, including Marley & Me, Iron Man, Hancock, Dr. Seuss’ Horton Hears A Who!, Kung Fu Panda, Twilight and Slumdog Millionaire. FX has also acquired the telecast premiere rights to Avatar for 2012. The Company also produces and distributes FX HD, a 24-hour national programming service produced and distributed in high definition.

SPEED. Currently reaching nearly 76 million households in the United States according to Nielsen Media Research, SPEED brings viewers season-long coverage of NASCAR races, events and original programming (including exclusive coverage of the annual NASCAR Sprint All-Star Race and NASCAR Hall of Fame ceremonies). In addition, SPEED delivers programming from other top racing series, such as Formula One, Grand American Road Racing, American Le Mans Series, the 24 Hours of Le Mans, American Motorcycle Association, AMA Supercross, Monster Jam, World Superbike and MotoGP. SPEED’s popular enthusiast series PINKS All Out is a reality-based racing show in its fourth season, pitting amateur racers against each other in a unique grassroots drag racing format. In 2010, SPEED premiered three new enthusiast series, Intersections, Stealth Rider and Battle of the Supercars. SPEED also is distributed to subscribers in Mexico, Canada and Latin America. The Company also produces and distributes SPEED HD, a 24-hour national programming service produced and distributed in high definition. In fiscal 2010, SPEED launched a new broadband network, SPEED2, which features live and on-demand streaming of over 200 hours of motorsports events online.

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

Fox Soccer Channel. Fox Soccer Channel is an English-language programming service offering comprehensive coverage of world-class soccer. Top properties include the UEFA Champions League, English Premier League, Italian Serie A and Major League Soccer, along with daily soccer news programs, magazine shows and in depth coverage on the world’s most popular sport. In January 2010, the Company launched Fox Soccer Channel HD, a 24-hour national programming service produced and distributed in high definition.

Fox Soccer Plus. Launched in March 2010, Fox Soccer Plus is a new premium cable network showcasing nearly 700 exclusive live soccer and rugby competitions. Soccer events include matches from the UEFA Champions League, English Premier League, Italian Serie A, FA Cup, Coca-Cola Championships and Carling Cup. Rugby coverage includes matches from the Heineken Cup, Guinness Premiership, Magners League and SANZAR.

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

National Geographic U.S. The Company holds an approximate 71% interest in NGC Network US LLC (“NGC Network”), which produces and distributes the National Geographic Channel and National Geographic Channel HD, Nat Geo Wild and Nat Geo Wild HD in the United States, with NGHT, Inc., a subsidiary of the National Geographic Society (“NGHT”), holding the remaining interest. National Geographic Channel and National Geographic Channel HD currently reach approximately 70 million households in the United States and Nat Geo Wild and Nat Geo Wild HD reach approximately 37 million subscribers in the United States according to Nielsen Media Research.

The National Geographic Channels air documentary programming on such topics as natural history, adventure, science, exploration and culture. The Nat Geo Wild channels air documentary programming featuring natural history.

Fox International Channels (“FIC”). FIC operates, develops and distributes primarily factual and general entertainment channels in various countries in Europe, Latin America, the Caribbean, Africa and Asia, including: the Fox Channel, Fox Life, FX, SPEED, Utilisma, Fox Crime, CULT, NEXT, FOX History & Entertainment, the Voyage Channel, FOX Sports, STAR WORLD and STAR MOVIES. These channels are distributed either in HD or in standard definition (“SD”) or in certain cases, in both HD and SD.

FIC also owns a 52.2% interest in NGC Network International LLC and NGC Network Latin America LLC (collectively “NGC International”), with NGHT holding a 26.8% interest and a subsidiary of BSkyB holding a 21% interest. NGC International produces and distributes the National Geographic Channel in various international markets. NGC International also produces and distributes the National Geographic Channel HD, the Nat Geo Adventure channel (in both HD and SD), the Nat Geo Wild channel (in both HD and SD) and the Nat Geo Music channel in international markets. The National Geographic Channel is currently shown in 35 languages and in approximately 166 countries internationally, including the United States.

FIC owns a 55% equity interest in LAPTV, a partnership that distributes five premium pay television channels (Movie City, Movie City HD, City Mix, City Stars and City Vibe and their multiplexes) and one basic television channel (The Film Zone East and West) in Latin America (excluding Brazil). Such channels primarily feature theatrical motion pictures of Twentieth Century Fox and three other studio partners in the English language with Spanish subtitles. FIC has voting control over an additional 22.5% interest in LAPTV.

FIC also owns a majority equity interest in Elite Sports Limited, a company that owns and distributes BabyTV, a 24-hour channel dedicated to infants and toddlers under three years old to over 65 countries outside of the United States.

FIC also manages Channel [V] Thailand in which the Company owns a 49% interest. Channel [V] Thailand owns a Thai language music channel and licenses its Channel [V] brand to a third party in Australia to operate a music channel.

In addition, FIC has a joint venture with CJ Media, a Korean media conglomerate for the distribution of the tvN channel, a 24-hour general entertainment channel featuring Korean content, such as original dramas, variety shows, reality and lifestyle programs.

STAR India. STAR India develops, produces and broadcasts 23 channels in eight languages, which are distributed primarily via satellite to local cable, internet protocol television (“IPTV”) and direct-to-home (“DTH”) operators for distribution throughout Asia, the United Kingdom, Continental Europe and North America to their subscribers. STAR India’s primary sources of programming for its channels include original programming produced, commissioned or acquired by STAR India. STAR India also owns a Hindi film library comprised of approximately 1,000 titles, a South Indian languages film library comprised of approximately 2,065 titles, a Hindi television program library comprised of approximately 570 titles and a South Indian languages program library comprised of approximately 3,610 titles. STAR India’s channels include the flagship Hindi general entertainment channel STAR PLUS, the Bengali general entertainment channel STAR JALSHA and the Marathi general entertainment channel STAR PRAVAH.

In addition, the Company owns an approximate 26% interest in Media Content & Communications Services (India) Private Limited, which owns and operates three “STAR”-branded Indian language 24-hour news and current affairs channels.

In January 2009, the Company expanded into South India regional programming by forming Asianet Communications Limited, a joint venture with Asianet TV Holdings Private Limited to provide television services for South Indian audiences. The joint venture consists of the Company’s approximate 81% interest in the Tamil language channel VIJAY and the Company’s approximate 75% interest in the Malayalam language channels ASIANET and ASIANET PLUS, the Kannada language channel SUVARNA and the Telugu language channel SITARA.

The Company also owns an approximate 26% stake in Balaji Telefilms Limited (“Balaji”), which is one of the largest television content production companies in India, the shares of which are listed on The Stock Exchange, Mumbai and the National Stock Exchange of India. Balaji currently produces serials broadcast on STAR PLUS and other general entertainment channels in India.

The Company also holds a 20% direct stake in Tata Sky Limited which owns and operates a DTH platform in India. The Company has a 50/50 joint venture with Den Digital Entertainment Networks Private Limited to operate a television channel distribution business in India, Nepal, Bangladesh, Sri Lanka and Bhutan that exclusively distributes STAR India’s owned and affiliated channels in these territories.

The Company has expanded into television home shopping in India through a 50/50 joint venture with CJ O Shopping Co. Ltd., a leading home shopping company in South Korea and China.

STAR China. STAR China develops and broadcasts Chinese language television programming primarily in China on a free-to-air basis to local cable operators and three-star and above hotels and other approved organizations and institutions. Outside China, STAR China’s television services are distributed on a pay television basis, primarily via satellite, cable and IPTV operators. STAR China’s channels include XING KONG (distributed in mainland China and internationally) and Channel [V] (China). The programming for STAR China’s channels is acquired from third party sources or is original programming commissioned by STAR China.

STAR Taiwan. STAR Taiwan develops and broadcasts Chinese language television programming targeted at Chinese-speaking audiences in Taiwan and the rest of Asia on a pay television basis. STAR Taiwan’s television services are distributed primarily via satellite to local cable, IPTV and DTH operators in Asia and North America. STAR Taiwan’s channels include STAR CHINESE CHANNEL, STAR CHINESE MOVIES, STAR CHINESE MOVIES 2 and Channel [V] Taiwan. The primary sources of programming for STAR Taiwan’s channels include programming acquired from third party sources and original programming commissioned by STAR Taiwan. In addition, the Fortune Star division of STAR Taiwan sells television, new media, home video and other rights to its extensive contemporary Chinese film library comprised of over 750 titles.

Middle East. The Company has a 9.09% interest in Rotana Holding FZ-LLC (“Rotana”), which operates a diversified film, television, audio, advertising and entertainment business across the Middle East and North Africa. The Company also has a 50% interest in Broadcast Middle East FZ-LLC (“BME”), with the other 50% interest held by Moby Media Holdings FZ-LLC. BME broadcasts Farsi language general entertainment programming across the Middle East under the “Farsi1” brand.

ESPN STAR Sports. The Company owns a 50% interest in ESPN STAR Sports, with ESPN owning the remainder. ESPN STAR Sports is the leading sports broadcaster in Asia and operates 19 channels in different languages.

Phoenix. The Company owns an approximate 18% interest in Phoenix, a company listed on the Main Board of The Stock Exchange of Hong Kong Limited. Phoenix owns and operates Chinese language general entertainment, movie and current affairs channels, all of which are targeted at Chinese audiences around the world and are primarily distributed on a free or an encrypted basis via pay television platforms in Asia and Europe and in the United States. Phoenix also operates outdoor advertising and new media businesses.

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

International. Internationally, the Company’s cable businesses compete with various local and foreign television services providers and distribution networks for audiences, content acquisition and distribution platforms.

STAR India. In India, the pay television broadcasting industry has several participants, and STAR India’s entertainment channels compete with both pay and free-to-air channels since they are delivered by common cable. STAR India also competes in India to acquire film and programming rights.

Direct Broadcast Satellite Television

The Company engages in the direct broadcast satellite business through its subsidiary, SKY Italia. The Company also owns significant equity interests in BSkyB and Sky Deutschland AG (formerly Premiere AG) (“Sky Deutschland”), which are engaged in the DBS business (for a description of the businesses of these equity interests, please see discussion under heading “Equity Interests”).

SKY Italia

SKY Italia currently distributes over 180 channels of basic, premium and pay-per-view programming services via satellite and broadband directly to subscribers in Italy. This programming includes exclusive rights to popular sporting events, newly-released movies and SKY Italia’s original programming, such as SKY TG 24, Italy’s first 24-hour news channel. As of June 30, 2010, SKY Italia had approximately 4.7 million subscribers.

Competition. The number of pay television subscribers with services in Italy, other than SKY Italia, is growing and is expected to continue to increase. SKY Italia’s competition includes companies that offer video, audio, interactive programming, telephony, data and other information and entertainment services, including broadband Internet providers, digital terrestrial transmission (“DTT”) services, wireless companies and companies that are developing new media technologies. Competition is encouraged through the regulatory environment that requires SKY Italia to wholesale its premium programming, to limit the length and exclusivity of certain of its premium programming contracts and to provide third parties with access to the SKY Italia platform. In addition, since 2003, SKY Italia had been prohibited from owning a DTT frequency or providing a pay television DTT offer under a commitment made to the European Commission (the “EC”) through December 31, 2011. In July 2010, the EC modified this restriction to allow SKY Italia to bid for one DTT frequency. However, if SKY Italia were to successfully bid for such a DTT frequency, the EC would limit SKY Italia’s use of such frequency to exclusively free-to-air channels through 2015. For a further discussion of the government regulations that SKY Italia is subject to, see “Government Regulation—Cable Network Programming and Direct Broadcast Satellite Television.”

Integrated Marketing Services

News America Marketing Group (“NAMG”) publishes free-standing insert publications and provides in-store marketing products and services.

NAMG is one of the two largest publishers of free-standing inserts in the United States. Free-standing inserts are multiple-page marketing booklets containing coupons, rebates and other consumer offers, which are distributed to consumers through insertion primarily into local Sunday newspapers. Advertisers, primarily packaged goods companies, pay NAMG to produce free-standing inserts, and NAMG contracts with and pays newspapers to include the free-standing inserts primarily into the newspapers’ Sunday editions. NAMG produces over 69 million free-standing inserts more than 40 times a year, which are inserted in approximately 1,600 Sunday newspapers throughout the United States. NAMG, through an affiliate, also produces over eight million free-standing inserts approximately 15 times annually, which are inserted into over 200 Canadian newspapers in Canada.

NAMG is a leading provider of in-store marketing products and services, primarily to consumer packaged goods manufacturers, with products in more than 55,000 supermarkets, drug stores, dollar stores, office supply stores and mass merchandisers worldwide.

SmartSource® is the brand name that is linked with NAMG’s vast assortment of marketing products, including, among others, free-standing inserts, NAMG’s instant coupon machines and various shelf advertising products. The SmartSource® brand currently reaches approximately 152 million consumers weekly.

The SmartSource iGroup manages NAMG’s portfolio of database marketing and on-line marketing products and services. The database marketing business, branded SmartSource Direct, provides database marketing and technology solutions for both retailers and manufacturers. The SmartSource Savings Network, which includes SmartSource.com, is an Internet-based network of approximately 250 newspaper, retailer and lifestyle sites connected through a common platform that currently delivers printable coupons, samples and other consumer marketing to an audience of approximately 65 million consumers.

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

News International Limited (“News International”)

News International publishes The Times, The Sunday Times, The Sun and News of the World in the United Kingdom and Ireland. Sales of these four newspapers account for approximately one-third of all national newspapers sold in the United Kingdom. Both The Times, a daily published Monday through Saturday, and The Sunday Times, are leading quality newspapers. The Sun, published each morning Monday through Saturday, and News of the World, published on Sunday, are both popular, mass market newspapers. The average paid circulation for each of these four national newspapers for the six months ended June 30, 2010 was approximately: The Times—507,000; The Sunday Times—1,118,000; The Sun—2,978,000; and News of the World—2,909,000.

The printing of all four of News International’s national newspapers (except Saturday and Sunday supplements) takes place principally in its four printing facilities located in England, Scotland and Ireland.

News International also publishes The Times Literary Supplement, a weekly literary review.

News Limited

News Limited is the largest newspaper publisher in Australia, owning approximately 146 daily, Sunday, weekly, bi-weekly and tri-weekly newspapers, of which four are free commuter titles and 101 are suburban publications (including 16 of which News Limited has a 50% interest). News Limited publishes the only nationally distributed general interest newspaper in Australia, the leading metropolitan newspapers in each of the major Australian cities of Sydney, Melbourne, Brisbane, Adelaide, Perth, Hobart and Darwin and the leading suburban newspapers in the suburbs of Sydney, Melbourne, Adelaide, Brisbane and Perth. News Limited’s daily and Sunday newspapers account for more than 70% of the total circulation of all daily and Sunday newspapers (excluding suburban and regional newspapers) published in Australia.

News Limited’s principal daily newspapers in Australia are: The Australian; The Daily Telegraph, published in Sydney; the Herald Sun, published in Melbourne; The Courier-Mail, published in Brisbane; The Advertiser, published in Adelaide; The Mercury, published in Hobart; and the Northern Territory News, published in Darwin. The Australian, which is Australia’s only general interest national daily newspaper, is printed in six cities and distributed nationwide. News Limited’s other principal daily newspapers in Australia are mass circulation, regional newspapers with broad-based readerships and are published and distributed regionally. The average Monday to Friday paid circulation of each of these daily newspapers during fiscal 2010 was approximately as follows: The Australian—133,000; The Daily Telegraph—367,000; the Herald Sun—517,000; The Courier-Mail — 214,000; The Advertiser—184,000; The Mercury—46,000; and the Northern Territory

News—21,000. The average Saturday paid circulation of each of these daily newspapers during fiscal 2010 was approximately as follows: The Weekend Australian — 304,000; The Daily Telegraph—326,000; the Herald Sun—508,000; The Courier-Mail — 298,000; The Advertiser — 251,000; The Mercury — 62,000; and the Northern Territory News — 32,000.

News Limited’s principal Sunday newspapers in Australia are: The Sunday Telegraph, published in Sydney; the Sunday Herald Sun, published in Melbourne; The Sunday Mail, published in Brisbane; the Sunday Mail, published in Adelaide; The Sunday Times, published in Perth; the Sunday Tasmanian, published in Hobart; and the Sunday Territorian, published in Darwin. All these newspapers are mass circulation, metropolitan Sunday newspapers with broad-based readerships reflecting the diversity of the populations of the cities in which they are published. The average paid circulation of each of these Sunday newspapers during fiscal 2010 was approximately as follows: The Sunday Telegraph—641,000; the Sunday Herald Sun—609,000; The Sunday Mail (Brisbane)—535,000; the Sunday Mail (Adelaide) —303,000; The Sunday Times —316,000; the Sunday Tasmanian—59,000; and the Sunday Territorian—22,000.

The other newspapers that News Limited owns and publishes in Australia are distributed to a wide range of readers in urban, suburban and rural areas and are principally weekly publications. The majority of such newspapers are free-distribution suburban publications. In the Sydney suburban markets, News Limited owns 21 weekly newspapers; in Melbourne, 33 weekly newspapers; in Brisbane, 20 weekly newspapers; in Adelaide, 11 weekly newspapers; and in Perth, News Limited’s 50% owned suburban group publishes 16 weekly newspapers. The aggregate average weekly circulations of these suburban newspapers for the six months ended March 31, 2010 was approximately 5,036,000 homes.

In addition to these newspapers, News Limited also publishes three other publications (two monthlies and one weekly) with an average circulation for the six months ended March 31, 2010 of approximately 100,000 homes for the monthly titles and approximately 40,000 for the weekly title.

News Limited’s suburban newspapers are leading publications in terms of advertising and circulation in each of their respective markets. News Limited’s other newspapers in Australia are regional newspapers, circulating throughout broader, less densely populated areas.

Except for 33 of its suburban newspapers and one regional newspapers, News Limited’s Australian newspapers are produced and printed in facilities owned by the Company.

Dow Jones

Dow Jones is a global provider of news and business information, with newspaper, newswire, website, newsletter, magazine, database, conference, radio and video businesses. Dow Jones offers products targeting both individual consumer and business and institutional customers, including The Wall Street Journal, Dow Jones Newswires, Dow Jones Factiva, Barron’s, MarketWatch, SmartMoney and other products. Products targeting business and institutional customers, including Dow Jones Newswires and Dow Jones Factiva, combine news and information with technology and tools designed to inform decisions and to aid awareness, research and understanding. The Dow Jones Local Media Group publishes community newspapers, websites and other products in six U.S. states.

The Wall Street Journal. The Wall Street Journal is available in print, online at WSJ.com, and on mobile devices such as phones, e-readers and iPads. The print edition of The Wall Street Journal is one of the largest newspapers in the United States, with an average circulation during fiscal 2010 of 1.8 million; and WSJ.com is the largest paid subscription news website on the Internet, with over one million subscribers as of June 30, 2010. WSJ.com, which offers both free and premium content, also averaged more than 22 million visitors per month during fiscal 2010 according to Omniture. The Wall Street Journal’s three major national print editions are produced at plants around the United States, including 11 owned by the Company. The Wall Street Journal sells regional advertising in 21 regional print editions and pre-printed advertisements in various subsets of the print circulation. In April 2010, The Wall Street Journal launched a new regional edition for the New York City area called Greater New York.

Barron’s. Barron’s is available in print, online at Barrons.com, and on mobile devices. Barron’s caters to financial professionals, individual investors and others interested in financial markets. Its print edition is published weekly. In fiscal 2010, Barron’s print edition had an average paid weekly circulation of 303,000 and Barrons.com had more than 150,000 paid subscribers. Barron’s print edition is produced at plants around the United States, including at 11 owned by the Company.

SmartMoney. Smart Money publishes news and information focusing on personal finance, and is available in print, online at SmartMoney.com, and on mobile devices. The print edition of Smart Money is published monthly and, in fiscal 2010, had average monthly paid circulation of more than 800,000.

The Wall Street Journal Digital Network (“WSDN”). WSDN comprises business and financial news websites and mobile applications. In addition to WSJ.com, Barrons.com and SmartMoney.com, discussed above, WSJDN includes Marketwatch.com, AllThingsD.com and related sites. In fiscal 2010, the WSDN averaged more than 33 million visitors per month with more than 400 million page views according to Omniture. MarketWatch.com is an investing and financial news site targeting active investors and averaged more than 9 million visitors per month during fiscal 2010 according to Omniture. AllThingsD.com is a personal technology site that features breaking technology news, in-depth coverage of Silicon Valley and the media industry, and product reviews and analysis.

International Editions of The Wall Street Journal. The Wall Street Journal Europe print edition, which had an average circulation of 73,000 during fiscal 2010, is headquartered in London and printed in Belgium, Germany, Ireland, Italy, Spain, Switzerland, Turkey and the United Kingdom. The Wall Street Journal Asia print edition, which had an average circulation of 82,000 during fiscal 2010, is headquartered in Hong Kong and printed in Hong Kong, India, Indonesia, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan and Thailand. Regional coverage from The Wall Street Journal Europe and The Wall Street Journal Asia is also available online at WSJ.com. Dow Jones also publishes The Wall Street Journal Special Editions, which provide Wall Street Journal pages and/or content in local languages.

Dow Jones Factiva (“Factiva”). Factiva provides news and business information with search and discovery technology and tools to assist business and institutional customers with research, awareness and decision-making. Factiva had over 1.8 million paying customers worldwide as of June 30, 2010.

Dow Jones Newswires. Dow Jones Newswires is a premier provider of real-time business news and information for over 400,000 financial professionals around the world as of June 30, 2010. It publishes over 4,000 news items in multiple languages each day, including breaking news, analysis, commentary and statistical data.

Dow Jones Indexes. In March 2010, Dow Jones and CME Group Inc. (“CME’) formed a joint venture to operate a global financial index service business, to which Dow Jones contributed its Dow Jones Indexes business, including the Dow Jones Industrial Average, and CME contributed a business that provides certain market data services. Dow Jones and CME own 10% and 90% of the venture, respectively.

Dow Jones Local Media. The Dow Jones Local Media business publishes local media print publications, including eight general interest dailies published in California, Massachusetts, New Hampshire, New York, Oregon and Pennsylvania, and related local websites. During fiscal 2010, average print circulation for these dailies was 234,000, with Sunday circulation of 272,000. The Dow Jones Local Media business also publishes 14 weekly newspapers and more than 30 other publications.

Other Products and Distribution Channels. Dow Jones VentureSource, which targets business and institutional customers, is a database for venture capital and private equity markets tracking key developments of more than 47,000 venture-backed companies and 8,800 private capital firms world-wide. Dow Jones Watchlist helps compliance professionals identify high-risk clients and business associates. eFinancialNews Holdings Ltd., based in London, serves the European financial services industry with print, online, training and events businesses. The Wall Street Journal Professional Edition provides business and professional readers the specialized news and information most of interest to them. Dow Jones’ also distributes news and information to individual consumers through other channels of content distribution, including: television, radio/audio, online video, consumer electronic licensing, and The Wall Street Journal classroom, campus and Sunday editions, and WSJ. magazine. Dow Jones also owns an interest in Vedomosti, a joint venture owned equally by Dow Jones, Pearson Plc and Independent Media, which publishes a Russian language business daily. Vedomosti had average circulation of 54,000 during the fiscal year ended June 30, 2010, and includes original content and content from The Wall Street Journal and the Financial Times translated into Russian.

New York Post

The New York Post (the “Post”) is a mass circulation, metropolitan morning newspaper published seven days a week and primarily distributed in the New York metropolitan area, the Northeast, Florida and California. For the fiscal year ended June 30, 2010, the newspaper had an average weekday circulation of approximately 510,000. The Company prints the Post in a printing facility in the Bronx, New York and uses third party printers in its other markets in the United States.

The Company’s Community Newspaper Group also owns several local newspapers and other publications distributed in the New York metropolitan area.

Competition

The newspapers, magazines and online publications of the Company that target individual consumers compete for readership and advertising with a variety of print and digital media. The competition includes local and national newspapers, as well as wholly web-based media, along with television, radio and other communications media.

Competition for newspaper circulation is based on the news and editorial content of the newspaper, cover price and, from time to time, various promotions. The success of the newspapers published by the Company in competing with newspapers and other media for advertising depends upon advertisers’ judgments as to the most effective use of their advertising budgets. Competition for advertising among newspapers is based upon circulation levels, readership levels, reader demographics, advertising rates and advertiser results. Such judgments are based on factors such as cost, availability of alternative media, circulation and quality of readership demographics.

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

Online publications, as well as print publications, compete with other websites that offer continuously updated coverage of business news, as well as licensing of electronic content. Unlike WSJ.com, most of the Company’s competitors currently do not, for the most part, utilize an online paid subscription model Competitors of Dow Jones’ online publications include FT.com, New York Times Digital, TheStreet.com, Bloomberg, Forbes.com, Yahoo!Finance, CNET, CNN Money, MSNMoney/CNBC and Google Finance.

Dow Jones Newswires competes with other global financial newswires, including Thomson Reuters and Bloomberg L.P., as well as many Internet-based providers of financial news and information. Dow Jones Factiva competes with various business information service providers, including LexisNexis, Thomson Reuters, Hoover’s and OneSource. Factiva also competes with various Internet-based information search services such as Google, Microsoft and Yahoo!.

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

During fiscal 2010, HarperCollins U.S. had 164 titles on the New York Times bestseller list, with 19 titles hitting number one, including Going Rogue by Sarah Palin, Game Change by John Heilemann and Mark Halperin, Superfreakonomics by Steven D. Levitt and Stephen J. Dubner, The Art of Racing in the Rain by Garth Stein, The Lacuna by Barbara Kingsolver, Where the Wild Things Are by Maurice Sendak, The Carrie Diaries by Candace Bushnell, Fancy Nancy: Splendiferous Christmas by Jane O’Connor, The Vampire Diaries: Nightfall by L.J. Smith, and Sweet Little Lies: An L.A. Candy Novel by Lauren Conrad.

Competition. The book publishing business operates in a highly competitive market that is quickly changing and has recently seen technological innovations, including electronic book devices and other entrants, such as Google and Apple. HarperCollins competes with other large publishers, such as Random House, Penguin Group, Simon & Schuster and Hachette Livre, as well as with numerous smaller publishers, for the rights to works by well-known authors and public personalities. In addition, HarperCollins competes for readership with other media formats and sources.

Other

Digital Media Businesses

The Company’s digital media businesses include MySpace, IGN Entertainment, Inc. (“IGN”), Fox Audience Network (“FAN”), and other internet properties. These businesses develop and promote content and experiences for internet audiences and generate revenue through internet advertising, sponsorships, subscriptions and e-commerce.

MySpace is a technology company enabling the discovery of content and people, and a platform for enabling audience development and direct fan communication for artists, including musicians, comedians, filmmakers and authors. MySpace had nearly 70 million unique U.S. users and 101 million unique global users in June 2010 according to comScore Media Metrix. MySpace Mobile is one of the world’s largest mobile experience publishers, providing a wide portfolio of applications across multiple devices, including the iPhone, iPad, Android and Blackberry. MySpace Games provides a social gaming platform that enables third party game publishers to offer their games within MySpace. MySpace Video distributes premium and user-generated video content online within a social environment where users can view, create and share videos with their friends.

MySpace Music, LLC (“MySpace Music”) is a joint venture among MySpace, Sony BMG Music Entertainment, Sony/ATV Music Publishing, Universal Music Group Warner Music Group and EMI Group/Capitol Records. MySpace Music combines the MySpace music community with comprehensive catalogues of music content, offering custom profiles for musicians, analytics and business metrics for musicians, free music streaming, social playlists and top charts for regional and global music activities.

IGN Entertainment, Inc.’s (“IGN”) network of video game, lifestyle and entertainment-related Internet properties represent many of the top web properties in their respective categories across the Internet. IGN’s Games sites (IGN.com, GameSpy, FilePlanet, TeamXbox and others) is the number one gaming information network on the Internet with over 14.2 million unique users and 278 million page views in the United States in June 2010 according to comScore Media Metrix. In addition, IGN’s Direct2Drive is a digital distribution site and IGN’s GameSpy Technology group provides technology for online game play in video games. IGN also owns and operates one of the leading men’s lifestyle websites, AskMen.com.

FAN is an online advertising network and technology services provider. FAN provides these services by aggregating audiences and advertising inventory across a network of both Company-owned and other internet sites. FAN’s MyAds platform provides self-serve tools that help small and medium businesses, search engine marketing companies and other marketers to build and manage their own display advertising campaigns.

Competition. These digital media businesses compete for advertisers, users and traffic with other Internet sites and offline entertainment and advertising options. These businesses develop new tools and features to remain competitive. These new tools and features are key competitive factors in keeping users engaged with these digital media businesses.

News Outdoor

The Company owns a 79% interest in the News Outdoor Group (“News Outdoor”) which operates the largest outdoor advertising company in Russia, as well as companies in Poland, Romania, the Czech Republic and Ukraine. In certain limited circumstances, the minority stockholders of News Outdoor have the right to sell, and the Company has the right to purchase, the minority interests at fair market value. In June 2010, News Outdoor entered into an agreement to sell its Polish outdoor advertising business, which is subject to Polish anti-trust approval. The Company is currently exploring the possible sale of the News Outdoor business.

Other Operations

The Company operates Fox Mobile Group (“FMG”), which includes Jamba (known as Jamster in the United States, Canada, the United Kingdom and other English-speaking territories), a leading international provider of mobile entertainment, offering mobile products directly via mobile phones, including branded content from content providers around the world. Such content includes music, mobile games, video and original content made exclusively for use on mobile phones. Jamba currently distributes mobile content to consumers in over 15 territories around the world. The Company is currently exploring the possible sale of the FMG business.

The Company has interests in FOX TV in Turkey and Channel 10 in Israel, which are free-to-air, general entertainment television stations.

News Digital Media is the Company’s Australian online division. In addition to maintaining the Company’s Australian websites, News Digital Media is responsible for online advertising and transactions in Australia. News Digital Media sites include carsguide.com.au, news.com.au, MOSHTIX.com.au, GetPrice.com.au and truelocal.com.au. News Digital Media also has a 50% stake in CareerOne.com.au.

Equity Interests

BSkyB

The Company holds an approximate 39% interest in BSkyB. BSkyB’s ordinary shares are listed on the London Stock Exchange under the symbol “BSY.” BSkyB operates the leading pay television broadcast service in the United Kingdom and Ireland, as well as broadband and telephony services. BSkyB acquires and commissions programming to broadcast on its own channels and supplies certain of those channels to cable operators for retransmission by the cable operators to their subscribers in the United Kingdom and Ireland.

BSkyB also retails channels (both its own and those of third parties) to DTH subscribers and to certain of its own channels to a limited number of DSL subscribers. In June 2010, the Company announced that it had proposed to the board of directors of BSkyB to make a cash offer of 700 pence per share for the BSkyB shares that the Company does not already own. The Company and the independent members of BSkyB’s board of directors were unable to reach a mutually agreeable price at the time of the public announcement; however, the parties entered into a cooperation agreement pursuant to which the parties agreed to work together to proceed with the regulatory process in order to facilitate a proposed transaction.

NDS

The Company holds an approximate 49% interest in NDS. NDS creates technologies and applications that enable pay television operators to deliver digital content to televisions, set-top boxes, DVRs, personal computers, portable media players, removable media and other mobile devices securely.

FOXTEL

The Company, Telstra Corporation Limited, an Australian telecommunications company, and Consolidated Media Holdings, an Australian media and entertainment company, own and operate FOXTEL, a cable and satellite television service in Australia with 25%, 50% and 25% interests, respectively. At June 30, 2010, FOXTEL had approximately 1.6 million managed subscribers (including subscribers to Optus, an Australian telecommunications company). At June 30, 2010, 100% of the FOXTEL managed subscriber base was connected to FOXTEL’s digital service, which delivers over 150 channels on cable and satellite.

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

Sky Deutschland. The Company owns an approximate 45% equity interest in Sky Deutschland, the leading satellite pay television operator in Germany and Austria. On August 2, 2010, the Company agreed to backstop €340 million (approximately $448 million) of financing measures that are being initiated by Sky Deutschland. The financing measures are structured such that the Company’s shareholding in Sky Deutschland will not exceed 49.9% unless the Company elects to do so. The rights offering of up to 269.6 million newly issued registered shares may be combined with a bond issued to the Company, that is convertible for up to 53.9 million underlying Sky Deutschland shares, and/or a loan provided by the Company. The Company will have the right to convert the bond into equity at any time following a 40-day holding period, subject to certain black-out periods. If not converted, the Company will have the option to redeem the bond for cash upon its maturity in four years. The financing measures are expected to be completed by no later than January 31, 2011.

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

The Communications Act permits the operation of television broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of the license would serve the public interest, convenience and necessity. The FCC grants television broadcast station licenses for specific periods of time and, upon application, may renew the licenses for additional terms. Under the Communications Act, television broadcast licenses may be granted for a maximum permitted term of eight years. Generally, the FCC renews broadcast licenses upon finding that: (i) the television station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and (iii) there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse. After considering these factors, the FCC may grant the license renewal application with or without conditions, including renewal for a lesser term than the maximum otherwise permitted, or hold an evidentiary hearing. Fox Television Stations has pending renewal applications for a number of its television station licenses. Six of the pending applications have been opposed by third parties. On June 13, 2007 and May 15, 2008, Fox Television Stations entered into agreements with the FCC that preclude it from objecting, on the grounds that such action is barred by certain statutes of limitations, to FCC or other governmental action relating to (i) petitions to deny or complaints that have been filed against several owned and operated stations relating to programming that is alleged to violate the prohibition against indecent broadcasts or (ii) inquiries from the FCC regarding compliance with its sponsorship identification rules.

For information on the television stations owned and operated by the Company, see “—Fox Television Stations” above.

On June 12, 2009, all full-power broadcast television stations were required to cease transmission in analog and convert to all digital broadcasts (“DTV”). By that date, the 27 stations owned and operated by Fox Television Stations terminated their analog transmissions and, as required by law, each station surrendered one of the two broadcast channels it had been allotted in order to facilitate the transition to DTV. All Fox Television Stations continue to transmit digital signals on their remaining channels. Under FCC rules, television stations may use their digital channel to broadcast HD digital programming and “multicast” several streams of standard definition digital programming and/or offer mobile digital television channels. Broadcasters may also deliver data over these channels, provided that the supplemental services do not derogate the mandated, free-to-air program service. Fox Television Stations is currently formulating plans for use of its digital channels. It is difficult to assess the impact of cessation of analog broadcasting and how the conversion to DTV will affect Fox Television Stations’ business.

In March 2010, the FCC delivered its national Broadband Plan to Congress, which reviews the nation’s broadband Internet infrastructure and recommends a number of initiatives to spur broadband deployment and use. In order to free up more spectrum for wireless broadband services, the Broadband Plan proposes to make spectrum available, including 120 megahertz of broadcast spectrum, by incentivizing current private-sector spectrum holders to return some of their spectrum to the government by 2015 through such initiatives as voluntary spectrum auctions (with current licensees permitted to share in the auction proceeds) and “repacking” of channel assignments to increase efficient spectrum usage. If voluntary measures fail to yield the amount of spectrum the FCC deems necessary for wireless broadband deployment, the Broadband Plan proposes various mandates to reclaim spectrum, such as forced channel sharing. The broadcast industry is exploring additional uses for currently allocated spectrum, such as mobile delivery of digital video and print content, to demonstrate that broadcasters need to retain all of their spectrum in order to bring valuable services to consumers. The FCC is expected to launch rulemaking proceedings on its spectrum proposals during the third quarter of calendar 2010; some of the proposals would also require Congressional action. It is not possible to predict the timing or outcome of implementation of the Broadband Plan or its effect on the Company.

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

Several parties appealed the June 2003 Order. The United States Court of Appeals for the Third Circuit (the “Third Circuit”) stayed the effectiveness of the new rules and, on June 24, 2004, remanded the FCC’s June 2003 Order for additional justification or modification of the revisions the FCC had made to its ownership regulations. On February 4, 2008, the FCC issued an order that concluded its 2006 review of its broadcast ownership regulations and addressed the issues raised by the Third Circuit’s remand (the “February 2008 Order”). The Commission decided there should be no changes to its rules relating to the ownership of multiple television stations in the same market. Those rules (i) permit the ownership of two television stations with overlapping coverage areas if the stations are in separate DMAs; and (ii) permit the ownership of two stations in the same DMA if their Grade B coverage areas do not overlap or if eight independently owned full power television stations will remain in the DMA after the stations that had been independently owned become commonly owned, and one of the merged stations is not among the top four-ranked stations in the market, based on audience share. On the question of common ownership of a broadcast station and a newspaper in the same market, the Commission modified its rules to create a presumption that such combinations are in the public interest in the top 20 DMAs provided (i) only one television station and one newspaper are involved; (ii) at least eight “major media voices” will remain in the DMA after the combination; and (iii) the television station is not among the top four-ranked stations in the market, based on audience share. Any other newspaper/broadcast combination is presumed to be inconsistent with the public interest. The presumption may be overcome if certain criteria enumerated by the FCC are satisfied. The February 2008 Order was appealed by several parties, including the Company and the case is currently pending in the United States Court of Appeals for the Third Circuit. On March 23, 2010, the Third Circuit lifted its stay of the February 2008 Order and ordered briefs on the appeal to be filed. It is not possible to predict the timing or outcome of the Court’s action on this appeal or its effect on the Company.

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

FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”) require each television broadcaster to elect, at three-year intervals, either to (i) require carriage of its signal by cable systems in the station’s market (“must carry”) or (ii) negotiate the terms on which that broadcast station would permit transmission of its signal by the cable systems within its market (“retransmission consent”). Generally, the Company has elected retransmission consent for the stations owned and operated by Fox Television Stations. On November 30, 2007, the FCC resolved issues relating to carriage requirements for digital broadcast television signals on cable systems by concluding that cable operators are required to ensure that all “must carry” television signals remain viewable in homes with only analog equipment. In addition, the FCC reaffirmed that “must carry” stations that “multicast” several streams of digital programming are entitled to the carriage by cable systems of only a single “primary” programming stream. The digital signals of stations that elect retransmission consent may be carried in any manner consistent with the agreement between the cable system and the broadcaster. The Satellite Home Viewer Improvement Act of 1999 required satellite carriers, as of January 1, 2002, to carry upon request all television stations located in markets in which the satellite carrier retransmits at least one local station pursuant to the copyright license provided in the statute (“Carry One, Carry All”). FCC regulations implementing this statutory provision require affected stations to elect either mandatory carriage at the same three year intervals applicable to cable “must carry” or negotiate carriage terms with the satellite operators. Satellite carriers are expected to seamlessly replace stations’ analog signals with digital signals. In March 2008, the FCC decided that its Carry One, Carry All policy also applies to local stations’ HD DTV signals; however, satellite carriers may phase in the carriage of all HD DTV signals in a DMA over a four year period beginning in February 2010. Several cable and satellite operators have filed a petition for rulemaking with the FCC seeking changes in the retransmission consent regulations, including the imposition of mandatory arbitration and required interim carriage in the event the broadcaster and distributor fail to reach a carriage agreement. The broadcast industry, including Fox Television Stations, has opposed the petition. It is not possible to predict the timing or outcome of any FCC action on the petition or its effect on the Company.

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

FCC rules prohibit the broadcast by television and radio stations of indecent or profane material between the hours of 6:00 a.m. and 10:00 p.m. Beginning in March 2004, the FCC implemented a new policy regarding this prohibition and generally stepped up its enforcement of indecency violations. Under the new policy, the single use of certain forbidden expletives, or variations of those expletives, were deemed “indecent” and “profane.” The

FCC also warned broadcasters that serious multiple violations of the indecency prohibition could lead to license revocation proceedings, and that fines could be imposed for each incident in a single broadcast. Under the new FCC policy, both complaints about indecency and FCC enforcement actions have increased, and several complaints alleging the broadcast of alleged indecent or profane material by Fox Television Stations are pending at the FCC. As of June 2006, the law authorizes the FCC to impose fines of up to $325,000 per incident for violation of the prohibition against indecent and profane broadcasts.

On March 15, 2006, the FCC determined that the 2002 and 2003 Billboard Music Awards programs, both live broadcasts on FOX, violated the prohibitions against indecent and profane broadcasts because they contained isolated uses of the forbidden expletives (the “March 15 Order”). However, since these broadcasts preceded the FCC’s March 2004 policy, no forfeiture or other penalty was imposed. Nonetheless, in April 2006, Fox Television Stations appealed the March 15 Order to the Second Circuit Court of Appeals (the “Second Circuit”). On June 4, 2007, the Second Circuit granted Fox’s appeal, vacating the March 15 Order as well as the FCC’s new policy on “fleeting expletives” in its entirety on the grounds that both were arbitrary and capricious. The United States obtained review by the U.S. Supreme Court, which reversed the Second Circuit’s decision and remanded the case back to the Second Circuit for consideration of the constitutional issues that had been raised before but not yet decided by that court. On June 13, 2010, the Second Circuit vacated the March 15 Order and the FCC’s indecency policy underlying it on the grounds that the policy is unconstitutionally vague and violates the First Amendment.

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

The FCC continues to enforce strictly its regulations concerning political advertising, children’s television, environmental concerns, equal employment opportunity, technical operating matters and antenna tower maintenance. FCC rules require the closed captioning of almost all broadcast and cable programming. Legislation being considered by Congress would extend closed captioning requirements to programming distributed over the Internet. If enacted, the legislation would also require some television and cable programming to be video described, i.e., a verbal description of key visual elements is inserted into natural pauses in the audio and broadcast over a separate audio channel. Although not required by FCC regulation, the Company has committed to provide program ratings information for its broadcast network programming for use in conjunction with V Chip technology, a technology that blocks the display of television programming based on its rating. FCC regulations governing network affiliation agreements mandate that television broadcast station licensees retain the right to reject or refuse network programming in certain circumstances or to substitute programming that the licensee reasonably believes to be of greater local or national importance. Violation of FCC regulations can result in substantial monetary forfeitures, periodic reporting conditions, short-term license renewals and, in egregious cases, denial of license renewal or revocation of license.

Cable Network Programming and Direct Broadcast Satellite Television

United States. FCC regulations adopted pursuant to the 1992 Cable Act (the “Program Access Rules”) prevent a cable operator that has an attributable interest (including voting or non-voting stock ownership of 5% or more or limited partnership equity interests of 5% or more) in a programming vendor from exercising undue or improper influence over the vendor in its dealings with competitors to cable. The Program Access Rules also prohibit a cable programmer in which a cable operator has an attributable interest from entering into exclusive contracts with any cable operator or from discriminating among competing MVPDs in the price, terms and conditions of sale or delivery of programming. The cable networks operated by the Company are not currently subject to the Program Access Rules.

Asia. The Company broadcasts television programming over a “footprint” covering approximately 53 Asian countries. Most countries in which the Company operates have a regulatory framework for the satellite and cable television industry. Government regulation of direct reception and redistribution via cable or other means of satellite television signals, where it is addressed at all, is treated differently in each country. At one extreme are absolute bans on private ownership of satellite receiving equipment. Some countries, however, have adopted a less restrictive approach, opting to allow ownership of satellite receiving equipment by certain institutions and individuals but allowing them to receive only authorized broadcasts. At the opposite end of the spectrum are countries where private satellite dish ownership is allowed and laws and regulations have been adopted which support popular access to satellite services through local cable redistribution.

Most television services within Asia, whether free-to-air or pay television, are also subject to licensing requirements. In addition, most countries in which the Company operates control the content offered by local broadcast operators through censorship requirements to which program suppliers, such as the Company, are subject. Certain countries also require a minimum percentage of local content. Other countries require local broadcast operators to obtain government approval to retransmit foreign programming.

India. In India, private satellite dish ownership, including DTH, is allowed. Television viewers receive broadcast television signals primarily through terrestrial and cable delivery and, in more recent years, through DTH and IPTV delivery. Terrestrial broadcasting remains the domain of government-owned broadcast stations.

All cable television operators are required to carry certain government-operated channels. Retransmissions of foreign satellite channels, such as STAR India’s channels, are permitted, subject to licensing requirements and compliance with local applicable laws, including censorship codes. The Indian government requires that certain media content, whether produced in India or abroad, be certified by the Central Board of Film Certification prior to exhibition in India and also places certain restrictions on advertising content.

Limits are imposed by the Indian government on the increase in the year-on-year prices payable by cable operators to broadcasters for certain channels, including the Company’s channels. Further, cable operators are required to provide pay television channels at a capped retail price, of which the broadcasters’ share is restricted to 45%. The wholesale and retail pricing tariffs are presently under review consequent to intervention by the Indian courts. While there is no tariff regulation for DTH, broadcasters are required to offer their channels to DTH platforms at 50% of the rates charged to analogue cable operators. Broadcasters are also required to provide their channels on non-discriminatory terms to all distributors if no carriage charges are being sought from broadcasters.

China. In mainland China, private satellite dish ownership is prohibited except with special approval for hotels, government and foreign institutions that can receive only authorized broadcasts. There is a quota on the amount of foreign content that local television stations may broadcast. Foreign satellite channels are not subject to such content restriction but they may only be distributed in three-star and above hotels and other approved organizations and institutions that are allowed to receive overseas satellite television channels or local operators that have received special approval to retransmit foreign satellite channels. In addition, local operators may only broadcast and transmit channels that carry content that fall within the genre of the government approval or license.

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

Additional categories of regulation of actual or potential significance to the Company are restrictions on foreign investment in platform, television programming, production or channel businesses, uplink-downlink licensing regulations, content protection under copyright or communications law, limitations on exclusive arrangements for channel distribution and non-discrimination requirements for supply or carriage of programming and anti-competition or anti-trust legislation.

Europe. The sectors in which the Company operates in Europe are subject to both general competition laws and sector specific regulation. The regulatory regime applicable to the electronic communications and broadcasting sectors is, to a large extent, based on European Union (“EU”) law comprised in various EU directives that require EU member states to adopt national legislation to give effect to the directives’ objectives, while leaving the precise manner and form of the national legislation to the discretion of each member state. The Electronic Communications Directives regulate the provision of communication services, including networks and transmission services that are involved in the broadcasting of television services as well as the provisions of services and facilities associated with the operation of digital television platforms. The AudioVisual Media Services Directive sets out the basic principles for the regulation of television broadcasting activity, including broadcasting licensing, advertising and content regulation.

In connection with the Company’s acquisition of Telepiù Spa and Stream Spa to form SKY Italia in 2003, the EC placed certain regulatory restrictions on the operations of SKY Italia through December 31, 2011. These restrictions require SKY Italia to wholesale its premium programming, to limit the length and exclusivity of certain of its premium programming contracts and to provide third parties with access to the SKY Italia platform. In addition, SKY Italia was prohibited from providing a pay television DTT offer and was prohibited from owning a DTT frequency. In July 2010, the EC modified this restriction to allow SKY Italia to bid for one DTT frequency. However, if SKY Italia were to successfully bid for such a DTT frequency, the EC would limit SKY Italia’s use of such frequency to exclusively free-to-air channels through 2015.

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

Some state legislatures have adopted legislation that regulates how businesses operate on the Internet, including measures relating to privacy and data security; others are considering specific legislation aimed at social networking sites, such as MySpace.com. Legislation has been introduced recently that would regulate the collection of data about consumers’ Web browsing activities across the Internet that are used to serve targeted advertising. In addition, in February 2009, the Federal Trade Commission’s staff released guidelines for Internet publishers (such as MySpace.com) and Internet advertising networks (such as FAN) to address concerns about consumer privacy, transparency and control raised by such collection and use of online behavioral data, and called for self-regulation. On July 3, 2009, the industry released a set of self-regulatory online behavioral advertising principles. It is unclear whether these industry efforts alone will address the concerns expressed by some federal and state officials. The effect of possible privacy and data security legislation on the Company’s business cannot be determined.

Some foreign governments are raising similar safety, security and privacy concerns. In particular, the EU is actively evaluating the privacy implications of online behavioral data collection and usage. Different policy options, including new regulations, are being considered at both the EU and member state levels. Most of this activity is in its early stages and tighter regulation of the collection of online data is like. It is unclear how any government action would affect the Company’s business.

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

Intellectual Property

The Company’s intellectual property assets include: copyrights in motion pictures, television programming, newspapers, books, magazines, websites and technologies; trademarks in names, logos and characters; domain names; patents or patent applications for inventions related to its products, business methods and/or services; and licenses of intellectual property rights of various kinds. The Company derives value from these assets through the theatrical release of films and the production, distribution and/or licensing of its films and television programming to domestic and international television and cable networks, pay television services, pay-per-view, video-on-demand services and DTH satellite services, operation of websites, and through the sale of products, such as DVDs, books, newspapers and magazines, among others.

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

United States

The Company’s principal real properties in the United States are the following:

(a)	The Fox Studios Lot, in Los Angeles, California, owned by the Company, containing sound stages, production facilities, administrative, technical and dressing room structures, screening theaters and machinery, equipment facilities and four restaurants. FFE also leases office space at Fox Plaza, located adjacent to the Fox Studios Lot;

(b)	The leased U.S. headquarters of News Corporation, located in New York, New York. These spaces include the executive and editorial offices of Dow Jones, the editorial offices of the Post, the executive offices of NAMG, the home office for Fox Television Stations and various other operations, including the offices and broadcast studios of Fox News;

(c)	The leased offices of HarperCollins U.S. in New York, New York,;

(d)	The leased office and warehouse facilities of HarperCollins U.S. in Scranton, Pennsylvania;

(e)	The printing plant of the Post located in Bronx, New York owned by the Company;

(f)	The leased offices of MySpace and other digital media businesses properties in Beverly Hills, Los Angeles, Santa Monica and San Francisco, California; and

(g)	The office space campus owned by the Company in South Brunswick, New Jersey.

Europe

The Company’s principal real properties in Europe are the following:

(a)	The newspaper production and printing facilities for its U.K. newspapers, which consist of:

1.	The leasehold interest in two buildings in London, England into which the entire publishing facility in Wapping, England will be moved commencing August 2010;

2.	The freehold interest in a publishing and printing facility in Broxbourne, England;

3.	The freehold interest in a printing facility in Knowsley, England;

4.	The leased office space in Dublin, Ireland;

5.	The printing facility in North Lanarkshire, Scotland owned by the Company; and

6.	The leased office space in Glasgow City Centre, Scotland.

(b)	The leased headquarters and editorial offices of HarperCollins Publishers Limited in London, England;

(c)	The leased office space of Dow Jones in London, England;

(d)	The leased warehouse and office facilities of HarperCollins Publishers Limited in Glasgow, Scotland;

(e)	The leased office and theater space of Fox Group in London, England;

(f)	The leased office space of MySpace in London, England;

(g)	The leased office space and television production and broadcasting studios of SKY Italia in Rome, Italy; and

(h)	The leased corporate offices and television production and broadcasting studios of SKY Italia in Milan, Italy.

Australia and Asia

The Company’s principal real properties in Australia and Asia are the following:

(a)	The Company-owned print center in Sydney, Australia at which The Australian, the Daily Telegraph and The Sunday Telegraph are printed;

(b)	The Company-owned office building space in Sydney, Australia;

(c)	The leased facilities of News Digital Media and News Magazines in Sydney, Australia;

(d)	The Company-owned print center in Melbourne, Australia at which the Herald-Sun and the Sunday Herald-Sun are printed;

(e)	The Company-owned office building in Adelaide, Australia utilized in the publishing of The Advertiser and The Sunday Mail;

(f)	The Company-owned print center in Adelaide, Australia at which The Advertiser and The Sunday Mail are printed;

(g)	The Company-owned office building in Bowen Hills, Brisbane Australia and a Company-owned, print center in Murarrie, Brisbane, Australia at which The Courier Mail and Sunday Mail are published and printed;

(h)	The two Company-owned buildings on land sites in Perth, Australia used to publish and print The Sunday Times;

(i)	The leased Fox Studios Australia Lot in Sydney, Australia, containing sound stages, production facilities and administrative, technical, dressing room and personnel support services structures;

(j)	The leased premises in Hong Kong, India and other Asian cities used by STAR and FIC for their television broadcasting and programming operations; and

(k)	The leased office space of Dow Jones in Hong Kong.

ITEM 3.	LEGAL PROCEEDINGS

See Note 16—Commitments and Contingencies to the Consolidated Financial Statements of News Corporation, which is incorporated herein by reference.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

News Corporation’s Class A Common Stock and Class B Common Stock are listed and traded on The NASDAQ Global Select Market (“NASDAQ”), its principal market, under the symbols “NWSA” and “NWS”, respectively. Prior to December 29, 2008, the Class A Common Stock and Class B Common Stock were listed and traded on the New York Stock Exchange (“NYSE”) under the symbols “NWS.A” and “NWS”, respectively. CHESS Depositary Interests (“CDIs”) representing the Class A Common Stock and Class B Common Stock are listed and traded on the Australian Stock Exchange (“ASX”) under the symbols “NWS” and “NWSLV,” respectively. The Class A Common Stock and Class B Common Stock are also traded on the London Stock Exchange. As of June 30, 2010, there were approximately 47,000 holders of record of shares of Class A Common Stock and 1,300 holders of record of shares of Class B Common Stock.

The following table sets forth, for the fiscal periods indicated, the reported high and low sales prices for Class A Common Stock and Class B Common Stock as reported on the NYSE for the period July 1, 2008 to December 28, 2008 and on NASDAQ for the period December 29, 2008 to June 30, 2010.

	Class B Common Stock			Class A Common Stock
	High	Low	Dividend (1)	High	Low	Dividend (1)
Fiscal Year Ended June 30,
2009:
First Quarter	$15.25	12.07	.060	14.84	11.77	.060
Second Quarter	12.08	5.91	—	11.92	5.47	—
Third Quarter	10.50	5.65	.060	9.85	4.99	.060
Fourth Quarter	12.07	7.52	—	10.61	6.48	—
2010:
First Quarter	14.44	9.47	.060	12.31	8.15	.060
Second Quarter	15.93	13.24	—	13.69	11.27	—
Third Quarter	17.09	14.55	.075	14.46	12.41	.075
Fourth Quarter	18.60	14.46	—	16.24	12.39	—

(1)	Cash dividend declared per share

In June 2005, the Company announced a stock repurchase program under which the Company is authorized to acquire from time to time up to an aggregate of $3 billion in Class A Common Stock and Class B Common Stock. In May 2006, the Company announced that the Board had authorized increasing the total amount of the stock repurchase program to $6 billion. Through June 30, 2010, the Company had repurchased an aggregate of approximately 234 million shares of its Class A Common Stock and Class B Common Stock for a total cost of purchase of approximately $4,244 million since the announcement of the stock repurchase program in June 2005. The Company did not purchase any of its Class A Common Stock or Class B Common Stock during the fiscal year ended June 30, 2010. The remaining authorized amount under the Company’s stock repurchase program, excluding commissions, was approximately $1,761 million at June 30, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data” and the other financial information included elsewhere herein.

	For the years ended June 30,
	2010 (1)	2009 (1)	2008 (1)	2007 (2)	2006 (3)
	(in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues	$32,778	$30,423	$32,996	$28,655	$25,327
Income (loss) from continuing operations attributable to News Corporation stockholders	2,539	(3,378)	5,387	3,426	2,812
Net income (loss) attributable to News Corporation stockholders	2,539	(3,378)	5,387	3,426	2,314

Basic income (loss) from continuing operations attributable to News Corporation stockholders per share: (4)	$0.97	$(1.29)	$1.82
Class A				$1.14	$0.92
Class B				$0.95	$0.77

Diluted income (loss) from continuing operations attributable to News Corporation stockholders per share: (4)	$0.97	$(1.29)	$1.81
Class A				$1.14	$0.92
Class B				$0.95	$0.77

Basic income (loss) attributable to News Corporation stockholders per share: (4)	$0.97	$(1.29)	$1.82
Class A				$1.14	$0.76
Class B				$0.95	$0.63

Diluted income (loss) attributable to News Corporation stockholders per share: (4)	$0.97	$(1.29)	$1.81
Class A				$1.14	$0.76
Class B				$0.95	$0.63

Cash dividend per share: (4)(5)	$0.135	$0.120
Class A			$0.120	$0.120	$0.130
Class B			$0.110	$0.100	$0.130

	As of June 30,
	2010	2009	2008	2007	2006
	(in millions)
BALANCE SHEET DATA:
Cash and cash equivalents	$8,709	$6,540	$4,662	$7,654	$5,783
Total assets	54,384	53,121	62,308	62,343	56,649
Borrowings	13,320	14,289	13,511	12,502	11,427

(1)

See Notes 2, 3, 4, 6 and 9 to the Consolidated Financial Statements of News Corporation for information with respect to significant acquisitions, disposals, changes in accounting, impairment charges, restructuring charges and other transactions during fiscal 2010, 2009 and 2008.

(2)

Fiscal 2007 results included the disposal of the Company’s investment in SKY Brasil to The DIRECTV Group, Inc. (“DIRECTV”) resulting in a total pretax gain of $426 million of which $261 million was recognized in fiscal 2007. The remaining $165 million was realized when the Company’s interest in DIRECTV was disposed of in fiscal 2008.

(3)

Fiscal 2006 results included the dispositions of TSL Education Ltd. and Sky Radio Limited. The Company recorded gains totaling approximately $515 million on these transactions, which were included in gain on disposition of discontinued operations in the consolidated statements of operations for the fiscal year ended June 30, 2006. In addition, the Company adopted certain provisions of Accounting Standards Codification (“ASC”) 805 “Business Combinations” (“ASC 805”) limiting the use of the residual method when valuing intangible assets other than goodwill during fiscal 2006. As a result of the adoption, the Company recorded a charge of $1.6 billion ($1 billion net of tax, or ($0.33) per diluted share of Class A common stock, $0.01 par value per share, (“Class A Common Stock”) and ($0.28) per diluted share of Class B common stock, $0.01 par value per share, (“Class B Common Stock”)) in fiscal 2006, to reduce the intangible balances attributable to its television station licenses.

(4)

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

(5)

The Company’s Board of Directors (the “Board”) currently declares an interim and final dividend each fiscal year. The final dividend is determined by the Board subsequent to the fiscal year end. The total dividend declared related to fiscal 2010 results was $0.15 per share of Class A Common Stock and Class B Common Stock. The total dividend declared related to fiscal 2009 results was $0.12 per share of Class A Common Stock and Class B Common Stock.

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

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of News Corporation and its subsidiaries’ (together “News Corporation” or the “Company”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred either during fiscal 2010 or early fiscal 2011 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three fiscal years ended June 30, 2010. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three fiscal years ended June 30, 2010, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of June 30, 2010. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

OVERVIEW OF THE COMPANY’S BUSINESS

The Company is a diversified global media company, which manages and reports its businesses in eight segments. During fiscal 2010, the Company reclassified STAR Group Limited (“STAR”), which develops, produces and distributes television programming in Asia, from the Television segment to the Cable Network

Programming segment. This reclassification was the result of a restructuring to combine the sales and distribution operations of the STAR channels with those of the Company’s other international cable businesses. In addition, the Magazines and Inserts segment was renamed the Integrated Marketing Services segment. The Company has revised its segment information for prior fiscal years to conform to the fiscal 2010 presentation. The Company’s eight segments are:

•

Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide.

•

Television, which principally consists of the broadcasting of network programming in the United States and the operation of 27 full power broadcast television stations, including nine duopolies, in the United States (of these stations, 17 are affiliated with the FOX Broadcasting Company (“FOX”) and ten are affiliated with the MyNetworkTV Programming Distribution Service, Inc. (“MyNetworkTV”)).

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

The Company enters into arrangements with third parties to co-produce many of its theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. The parties to these arrangements include studio and non-studio entities, both domestic and foreign. In several of these agreements, other parties control certain distribution rights. The Filmed Entertainment segment records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, receive a participation based on the respective third-party investor’s interest in the profits or losses incurred on the film. Consistent with the requirements of ASC 926-605 “Entertainment—Films—Revenue Recognition,” (“ASC 926-605”), the estimate of a third-party investor’s interest in profits or losses incurred on the film is determined by reference to the ratio of actual revenue earned to date in relation to total estimated ultimate revenues.

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

Television and Cable Network Programming

The Company’s television operations primarily consist of FOX, MyNetworkTV and the 27 television stations owned by the Company.

The television operations derive revenues primarily from the sale of advertising and retransmission compensation. Adverse changes in general market conditions for advertising may affect revenues. The U.S. television broadcast environment is highly competitive and the primary methods of competition are the development and acquisition of popular programming. Program success is measured by ratings, which are an indication of market acceptance, with the top rated programs commanding the highest advertising prices. FOX is a broadcast network and MyNetworkTV is a programming distribution service. FOX and MyNetworkTV compete with other broadcast networks, such as CBS, ABC, NBC and The CW, independent television stations, cable program services, as well as other media, including DVDs, video games, print and the Internet for audiences and programming and, in the case of FOX, also for advertising revenues. In addition, FOX and MyNetworkTV compete with the other broadcast networks and other programming distribution services to secure affiliations with independently owned television stations in markets across the country.

MyNetworkTV is a programming distribution service, airing off-network programming and movies as well as World Wrestling Entertainment’s Friday Night SmackDown.

Retransmission consent rules provide a mechanism for the television stations owned by the Company to seek and obtain payment from multi-channel video programming distributors who carry broadcasters’ signals. Retransmission compensation consists of per subscriber-based compensatory fees paid to the Company from cable and satellite distribution systems for their retransmission of FOX and MyNetworkTV.

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

The Company’s U.S. cable network operations primarily consist of the Fox News Channel (“FOX News”), the FX Network (“FX”), Regional Sports Networks (“RSNs”), the National Geographic Channels, SPEED and the Big Ten Network. The Company’s international cable networks consist of the Fox International Channels (“FIC”) and STAR. FIC produces and distributes entertainment, factual, sports, and movie channels through television channels in Europe, Africa, Asia and Latin America using several brands, including Fox, Fox Crime, Fox Life and National Geographic Channel. STAR’s owned and affiliated channels are distributed in the following countries and regions: India; Greater China; Indonesia; the rest of South East Asia; Pakistan; the Middle East and North Africa; the United Kingdom and Europe; and North America.

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

The profitability of these long-term U.S. national sports contracts is based on the Company’s best estimates at June 30, 2010 of attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied at June 30, 2010, additional amortization of rights may be recorded. Should revenues improve as compared to estimated revenues, the Company may have an improved operating profit related to the contract, which may be recognized over the remaining contract term.

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

Direct Broadcast Satellite Television

The DBS segment’s operations consist of SKY Italia, which provides basic and premium programming services via satellite and broadband directly to subscribers in Italy. SKY Italia derives revenues principally from subscriber fees. The Company believes that the quality and variety of programming, audio and interactive programming including personal video recorders, quality of picture including high definition channels, access to service, customer service and price are the key elements for gaining and maintaining market share. SKY Italia’s competition includes companies that offer video, audio, interactive programming, telephony, data and other information and entertainment services, including broadband Internet providers, digital terrestrial transmission (“DTT”) services, wireless companies and companies that are developing new media technologies. Since 2003, SKY Italia had been prohibited from owning a DTT frequency or providing a pay television DTT offer under a commitment made to the European Commission (the “EC”) through December 31, 2011. In July 2010, the EC modified such commitment to allow SKY Italia to bid for one DTT frequency. However, if SKY Italia was to successfully bid for such a DTT frequency, the EC would limit SKY Italia’s use of such frequency to exclusively free-to-air channels through 2015.

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

Integrated Marketing Services

The Integrated Marketing Services segment derives revenues from the sale of advertising space in free-standing inserts, in-store marketing products and services, promotional advertising and production fees. Adverse changes in general market conditions for advertising may affect revenues. Operating expenses for the Integrated Marketing Services segment include paper, printing, retail commissions, distribution and production costs. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead.

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

Book Publishing

The Book Publishing segment derives revenues from the sale of general and children’s books in the United States and internationally. The revenues and operating results of the Book Publishing segment are significantly affected by the timing of the Company’s releases and the number of its books in the marketplace. The book publishing marketplace is subject to increased periods of demand in the summer months and during the end-of-year holiday season. This marketplace continues to change due to technical innovations, electronic book devices and other factors. Each book is a separate and distinct product, and its financial success depends upon many factors, including public acceptance.

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

News Outdoor

News Outdoor sells outdoor advertising space on various media, primarily in Russia. Significant expenses associated with the News Outdoor business include site lease costs, direct production, maintenance and installation expenses, salaries, employee benefits and other routine overhead. The Company is currently exploring the possible sale of the News Outdoor business.

Other Business Developments

During fiscal 2010, the Company acquired additional shares of Sky Deutschland, increasing its ownership from approximately 38% at June 30, 2009 to approximately 45% at June 30, 2010. The aggregate cost of the shares acquired was approximately $200 million and the majority of the shares were newly registered shares issued pursuant to a capital increase. On August 2, 2010, the Company agreed to backstop €340 million (approximately $448 million) of financing measures that are being initiated by Sky Deutschland. The financing measures are structured such that the Company’s shareholding in Sky Deutschland will not exceed 49.9% unless the Company elects to do so. The rights offering of up to 269.6 million newly issued registered shares may be combined with a bond issued to the Company, that is convertible for up to 53.9 million underlying Sky Deutschland shares, and/or a loan provided by the Company. The Company will have the right to convert the bond into equity at any time following a 40-day holding period, subject to certain black-out periods. If not converted, the Company will have the option to redeem the bond for cash upon its maturity in four years. The financing measures are expected to be completed by no later than January 31, 2011.

During fiscal 2010, the Company completed two transactions related to its financial indexes businesses:

The Company sold its 33% interest in STOXX AG (“STOXX”), a European market index provider, to its partners, Deutsche Börse AG and SIX Group AG, for approximately $300 million in cash. The Company is entitled to receive additional consideration up to approximately $40 million if STOXX achieves certain revenue targets in calendar year 2010.

The Company and CME Group Inc. (“CME”) formed a joint venture to operate a global financial index service business (the “Venture”), to which the Company contributed its Dow Jones Indexes business valued at $675 million (which included the Company’s agreement to provide to the Venture an annual media credit for advertising on the Company’s Dow Jones media properties averaging approximately $3.5 million a year for a ten year term) and CME contributed a business which provides certain market data services valued at $608 million. The Company and CME own 10% and 90% of the Venture, respectively. The Venture issued approximately $613 million in third-party debt due in March 2018 that has been guaranteed by CME (the “Venture Financing”). The Venture used the proceeds from the debt issuance to make a special distribution at the time of the closing of approximately $600 million solely to the Company. The Company agreed to indemnify CME with respect to any payments of principal, premium and interest that CME makes under its guarantee of the Venture Financing and certain refinancing of such debt. In the event the Company is required to perform under this indemnity, the Company will be subrogated to and acquire all rights of CME. The maximum potential amount of undiscounted future payments related to this indemnity is approximately $828 million at June 30, 2010. The Company has made a determination that there is no recognition of this potential future payment in the accompanying Consolidated Financial Statements of News Corporation.

The Company has the right to cause the Venture to purchase its 10% interest at fair market value in 2016 and the Venture has the right to call the Company’s 10% interest at fair market value in 2017.

During fiscal 2010, the Company sold the majority of its terrestrial television operations in Eastern Europe led by the sale of its Bulgarian terrestrial TV business, bTV. The aggregate cash received in connection with these sales was approximately $372 million, net of expense, and a gain of approximately $195 million on these sales was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2010. The Company continues to operate a terrestrial TV business, FOX TV, a Turkish national general interest free-to-air broadcast television station. The net income, assets, liabilities and cash flow attributable to the terrestrial television operations sold are not material to the Company in any of the periods presented and, accordingly, have not been presented separately.

During fiscal 2010, the Company acquired an approximate 9% interest in Rotana Holding FZ-LLC (“Rotana”), which operates a diversified film, television, audio, advertising and entertainment business across the Middle East and North Africa, for $70 million. A significant stockholder of the Company, who owns approximately 7% of the Company’s Class B Common Stock, owns a controlling interest in Rotana. The Company has an option to purchase an approximate 9% additional interest for $70 million through November 2011. The Company also has an option to sell its interests in Rotana in fiscal year 2015 at the higher of the price per share based on a bona fide sale offer or the original subscription price.

In June 2010, the Company announced that it had proposed to the board of directors of British Sky Broadcasting Group plc (“BSkyB”), in which the Company currently has an approximate 39% interest, to make a cash offer of 700 pence per share for the BSkyB shares that the Company does not already own. The Company and the independent members of BSkyB’s board of directors were unable to reach a mutually agreeable price at the time of the public announcement; however, the parties entered into a cooperation agreement pursuant to which the parties agreed to work together to proceed with the regulatory process in order to facilitate a proposed transaction. There can be no assurance that the Company will make a binding offer. The Company will pay BSkyB a breakup fee of approximately $60 million as of June 30, 2010 if the regulatory approvals are obtained and the Company does not make a binding offer within five months thereafter of at least 700 pence per share. The Company believes that a potential transaction will result in increased geographic diversification of the Company’s earnings base and reduce its exposure to cyclical advertising revenues through an increase in direct consumer subscription revenues. If the Company makes a binding offer and proceeds with the proposed transaction, the Company plans to finance the transaction by using a significant portion of the available cash on its balance sheet plus borrowed funds.

RESULTS OF OPERATIONS

Results of Operations—Fiscal 2010 versus Fiscal 2009

The following table sets forth the Company’s operating results for fiscal 2010 as compared to fiscal 2009.

	For the years ended June 30,
	2010	2009	Change	% Change
	($ millions)

Revenues	$32,778	$30,423	$2,355	8%

Operating expenses	(21,015)	(19,563)	(1,452)	7%
Selling, general and administrative	(6,619)	(6,164)	(455)	7%
Depreciation and amortization	(1,185)	(1,138)	(47)	4%
Impairment and restructuring charges	(253)	(9,208)	8,955	* *
Equity earnings (losses) of affiliates	448	(309)	757	* *
Interest expense, net	(991)	(927)	(64)	7%
Interest income	91	91	—	—
Other, net	69	1,256	(1,187)	(95)%

Income (loss) before income tax expense	3,323	(5,539)	8,862	* *
Income tax (expense) benefit	(679)	2,229	(2,908)	* *

Net income (loss)	2,644	(3,310)	5,954	* *
Less: Net income attributable to noncontrolling interests	(105)	(68)	(37)	54%

Net income (loss) attributable to News Corporation stockholders	$2,539	$(3,378)	$5,917	* *

**	not meaningful

Overview—The Company’s revenues increased 8% for the fiscal year ended June 30, 2010 as compared to fiscal 2009. The increase was primarily due to revenue increases at the Filmed Entertainment, Cable Network Programming and Newspapers and Information Services segments. Filmed Entertainment segment revenues increased primarily due to increased worldwide theatrical and home entertainment revenues. The increase at the Cable Network Programming segment was primarily due to increases in net affiliate and advertising revenues. The increase at the Newspapers and Information Services segment was primarily due to favorable foreign exchange fluctuations. These revenue increases were partially offset by decreased revenues at the Other segment, primarily due to decreased revenues at the Company’s digital media properties and the sale of a portion of the Company’s ownership stake in NDS Group plc (“NDS”) in February 2009. As a result of the sale, the Company’s portion of NDS’s operating results subsequent to February 2009 is included within Equity earnings (losses) of affiliates.

Operating expenses for the fiscal year ended June 30, 2010 increased 7% as compared to fiscal 2009. The increase was primarily due to increased amortization of production costs and higher participation costs at the Filmed Entertainment segment and higher programming costs at the Television, Cable Network Programming and DBS segments, as well as unfavorable foreign exchange fluctuations. These increases were partially offset by the absence of costs related to NDS in the Other segment, reflecting the sale of a portion of the Company’s NDS ownership stake as noted above, as well as the effect of company-wide cost containment initiatives.

Selling, general and administrative expenses for the fiscal year ended June 30, 2010 increased 7% as compared to fiscal 2009. This increase was primarily due to a $500 million charge related to the legal settlement with Valassis Communications, Inc. (“Valassis”) at the Integrated Marketing Services segment, partially offset by the absence of costs related to NDS as noted above and the effects of company-wide cost containment initiatives.

Depreciation and amortization increased 4% for the fiscal year ended June 30, 2010 as compared to fiscal 2009. The increase was primarily due to higher depreciation at the DBS segment resulting from increased depreciation of set-top boxes and unfavorable foreign exchange fluctuations, which was partially offset by the absence of depreciation and amortization related to NDS.

Impairment and restructuring charges—As discussed in Note 9 to the Consolidated Financial Statements of News Corporation, the Company determined that it was more likely than not its News Outdoor and Fox Mobile Group (“Fox Mobile”) businesses which are considered reporting units under ASC 350 “Intangibles – Goodwill and Other” (“ASC 350”), will be sold or disposed. In connection with such potential sales, the Company reviewed these businesses for impairment and recognized a non-cash impairment charge of $200 million in the fiscal year ended June 30, 2010. The impairment charge consisted of a write-down of $52 million in finite-lived intangible assets, a write-down of $137 million in goodwill and a write-down of fixed assets of $11 million.

As discussed in Note 4 to the Consolidated Financial Statements of News Corporation, the Company recorded approximately $53 million of restructuring charges in the consolidated statements of operations in the fiscal year ended June 30, 2010. The restructuring charges reflect an $18 million charge related to the sales and distribution operations of the STAR channels, $19 million charge related to termination benefits recorded at the Newspapers and Information Services segment and a $16 million charge at the Other segment related to the restructuring program at Fox Mobile and the accretion on facility termination obligations.

During fiscal 2009, the Company performed an interim impairment review in advance of its annual impairment assessment because the Company believed events had occurred and circumstances had changed that would more likely than not reduce the fair value of the Company’s goodwill and indefinite-lived intangible assets below their carrying amounts. These events included: (a) the decline of the price of the Company’s Class A Common Stock and Class B Common Stock below the carrying value of the Company’s stockholders’ equity; (b) the reduced growth in advertising revenues; (c) the decline in the operating profit margins in some of the Company’s advertising-based businesses; and (d) the decline in the valuations of other television stations, newspapers and advertising-based companies as determined by the current trading values of those companies. In addition, the Company performed an annual impairment assessment of goodwill and indefinite-lived intangible assets.

As a result of the impairment reviews performed, the Company recorded non-cash impairment charges of approximately $8.9 billion ($7.2 billion, net of tax) during the fiscal year ended June 30, 2009. The charges consisted of a write-down of the Company’s indefinite-lived intangible assets (primarily FCC licenses in the Television segment) of $4.6 billion, a write-down of $4.1 billion of goodwill and a write-down of the Newspapers and Information Services segment’s fixed assets of $185 million in accordance with ASC 360 “Property, Plant and Equipment” (“ASC 360”).

During the fiscal year ended June 30, 2009, the Company recorded restructuring charges of approximately $312 million. These restructuring charges reflect a number of the Company’s businesses that implemented a series of operational restructuring actions to address the Company’s cost structure, including the restructuring of the Company’s digital media properties to align resources more closely with business priorities. This restructuring program included significant job reductions, both domestically and internationally, to enable the businesses to operate on a more cost effective basis. In conjunction with this restructuring program, the Company also eliminated excess facility requirements. In fiscal 2009, several other businesses of the Company implemented similar plans, including the U.K. and Australian newspapers, HarperCollins, MyNetworkTV and Fox Television Stations.

Equity earnings (losses) of affiliates—Equity earnings of affiliates increased $757 million for the fiscal year ended June 30, 2010 as compared to fiscal 2009, primarily due to higher contributions from BSkyB as a result of a favorable litigation settlement, as well as a gain recognized by BSkyB on the sale of a portion of its investment in ITV plc (“ITV”) and the absence of write-downs related to ITV recorded by BSkyB during fiscal 2009. Also contributing to the increase was the absence of a $422 million write-down of the Company’s investment in Sky Deutschland recorded in fiscal 2009.

	For the years ended June 30,
	2010	2009	Change	% Change
	($ millions)
The Company’s share of equity earnings (losses) of affiliates principally consists of:
DBS equity affiliates	$341	$(374)	$715	*	*
Cable channel equity affiliates	66	59	7	12%
Other equity affiliates	41	6	35	*	*

Total equity earnings (losses) of affiliates	$448	$(309)	$757	*	*

**	not meaningful

Interest expense, net—Interest expense, net for the fiscal year ended June 30, 2010 increased $64 million as compared to the fiscal year ended June 30, 2009, primarily due to the issuance of borrowings in February 2009 and August 2009. This increase was partially offset by the retirement of $200 million and $150 million of the Company’s borrowings in October 2008 and March 2010, respectively.

Other, net

	For the years ended June 30,
	2010	2009
	(in millions)
Gain (loss) on the sale of eastern European television stations (a)	$195	$(100)
Loss on the financial indexes business transaction (a)	(23)	—
Loss on Photobucket transaction (a)	(32)	—
Gain on sale of NDS shares (a)	—	1,249
Gain on the sale of the Stations (a)	—	232
Impairment of cost based investments (b)	(3)	(113)
Gain on sale of China Network Systems (b)	4	6
Change in fair value of exchangeable securities (c)	3	77
Other	(75)	(95)

Total Other, net	$69	$1,256

(a)	See Note 3 to the Consolidated Financial Statements of News Corporation.
(b)	See Note 6 to the Consolidated Financial Statements of News Corporation.
(c)

The Company had certain exchangeable debt securities which contained embedded derivatives. Pursuant to ASC 815 “Derivatives and Hedging” (“ASC 815”), these embedded derivatives were not designated as hedges and, as such, changes in their fair value were recognized in Other, net in the consolidated statements of operations. The Company redeemed the exchangeable debt securities in fiscal year 2010. (See Note 11 to the Consolidated Financial Statements of News Corporation.)

Income tax (expense) benefit—The Company’s tax provision and related tax rate for the fiscal year ended June 30, 2010 were lower than the statutory rate primarily related to the recognition of prior year tax credits, permanent differences and the recognition of tax assets on the disposition of certain assets. The recognition of prior year tax credits relates to the Company’s election to credit certain prior year taxes instead of claiming deductions.

The Company’s tax provision and related tax rate for the fiscal year ended June 30, 2009 were different from the statutory rate primarily due to the recognition of a non-cash benefit related to the reduction of accruals for uncertain positions resulting from the resolution of certain tax matters and a permanent difference on the gain on the sale of a portion of a subsidiary. The tax provision and tax rate for the fiscal year ended June 30, 2009 reflect these items, which were offset in part by the non-deductible goodwill included within the impairment charges taken in fiscal 2009.

Net income (loss)—Net income increased for the fiscal year ended June 30, 2010 as compared to fiscal 2009. The increase was primarily due to a reduction in impairment charges recorded in fiscal 2010, as well as the higher revenues and equity earnings of affiliates as noted above. This increase was partially offset by the charge related to the litigation settlement charge recorded in fiscal 2010, the absence of the gain on the sale of a portion of the Company’s ownership stake in NDS in February 2009, the gain on the sale of eight of the Company’s television stations in July 2008 (the “Stations”) and the non-cash tax benefit in fiscal 2009 noted above.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased for the fiscal year ended June 30, 2010 as compared to fiscal 2009, primarily due to higher results at the Company’s majority owned businesses. This increase was partially offset by the absence of income from NDS due to the sale of a portion of the Company’s ownership stake in February 2009, resulting in the Company’s remaining interest in NDS being accounted for under the equity method of accounting.

Segment Analysis:

The following table sets forth the Company’s revenues and segment operating income for fiscal 2010 as compared to fiscal 2009.

	For the years ended June 30,
	2010	2009	Change	% Change
	($ millions)
Revenues:
Filmed Entertainment	$7,631	$5,936	$1,695	29%
Television	4,228	4,051	177	4%
Cable Network Programming	7,038	6,131	907	15%
Direct Broadcast Satellite Television	3,802	3,760	42	1%
Integrated Marketing Services	1,192	1,168	24	2%
Newspapers and Information Services	6,087	5,858	229	4%
Book Publishing	1,269	1,141	128	11%
Other	1,531	2,378	(847)	(36)%

Total revenues	$32,778	$30,423	$2,355	8%

Segment operating income (loss):
Filmed Entertainment	$1,349	$848	$501	59%
Television	220	191	29	15%
Cable Network Programming	2,268	1,653	615	37%
Direct Broadcast Satellite Television	230	393	(163)	(41)%
Integrated Marketing Services	(151)	353	(504)	* *
Newspapers and Information Services	530	466	64	14%
Book Publishing	88	17	71	* *
Other	(575)	(363)	(212)	58%

Total segment operating income	$3,959	$3,558	$401	11%

**	not meaningful

Management believes that total segment operating income is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance and allocate resources within the Company’s businesses. Total segment operating income provides management, investors and equity analysts a measure to analyze operating performance of each of the Company’s business segments and its enterprise value against historical data and competitors’ data, although historical results may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences). The following table reconciles total segment operating income to income (loss) before income tax expense.

	For the years ended June 30,
	2010	2009
	(in millions)
Total segment operating income	$3,959	$3,558
Impairment and restructuring charges	(253)	(9,208)
Equity earnings (losses) of affiliates	448	(309)
Interest expense, net	(991)	(927)
Interest income	91	91
Other, net	69	1,256

Income (loss) before income tax expense	$3,323	$(5,539)

Filmed Entertainment (23% and 20% of the Company’s consolidated revenues in fiscal 2010 and 2009, respectively)

For the fiscal year ended June 30, 2010, revenues at the Filmed Entertainment segment increased $1,695 million, or 29%, as compared to fiscal 2009, primarily due to increased worldwide theatrical and home entertainment revenues. The revenue increase was primarily driven by the successful worldwide theatrical and home entertainment releases of Avatar, Alvin and the Chipmunks: The Squeakquel and Ice Age: Dawn of the Dinosaurs, as well as the worldwide theatrical release of Date Night. Also contributing to the increase in revenues were the home entertainment releases of X-Men Origins: Wolverine and Night at the Museum: Battle of the Smithsonian.

For the fiscal year ended June 30, 2010, the Filmed Entertainment segment operating income increased $501 million, or 59%, as compared to fiscal 2009, primarily due to the revenue increases noted above, partially offset by increased amortization of production costs, higher participation and releasing costs and higher home entertainment manufacturing and marketing costs.

Television (13% of the Company’s consolidated revenues in fiscal 2010 and 2009)

For the fiscal year ended June 30, 2010, Television segment revenues increased $177 million, or 4%, as compared to fiscal 2009. The increase was primarily due to higher advertising revenues at the television stations owned by the Company as a result of higher pricing due to continued improvements in the advertising market, partially offset by lower political advertising revenues due to the absence of advertising revenues related to the 2008 presidential election. In addition, higher NFL and MLB revenues due to increased post-season ratings were more than offset by the absence of revenue from the Bowl Championship Series National Championship, which was broadcast on FOX in fiscal 2009, and lower ratings for NASCAR.

The Television segment reported an increase in operating income for the fiscal year ended June 30, 2010 of $29 million, or 15%, as compared to fiscal 2009. The increase in operating income was primarily the result of the revenue increases noted above and the effects of cost containment initiatives, as well as improved operating results at MyNetworkTV, partially offset by higher prime-time entertainment programming and sports costs at FOX.

Cable Network Programming (21% and 20% of the Company’s consolidated revenues in fiscal 2010 and 2009, respectively)

For the fiscal year ended June 30, 2010, revenues at the Cable Network Programming segment increased $907 million, or 15%, as compared to fiscal 2009. Revenue increased 14% and 18% at the domestic and international cable channels, respectively, primarily due to higher net affiliate and advertising revenues. Domestic net affiliate and advertising revenues increased 19% and 3%, respectively, primarily due to increases at FOX News, the RSNs and FX. International net affiliate and advertising revenues increased 15% and 25%, respectively, primarily due to increases at FIC and STAR.

For the fiscal year ended June 30, 2010, FOX News’ revenues increased 23% as compared to fiscal 2009, primarily due to increases in net affiliate and advertising revenues. Net affiliate revenues increased 40% as compared to fiscal 2009, primarily due to higher average rates per subscriber and a higher number of subscribers. Advertising revenues increased 9% as compared to fiscal 2009, primarily due to higher pricing. As of June 30, 2010, FOX News reached over 98 million Nielsen households.

The RSNs’ revenues increased 12% for the fiscal year ended June 30, 2010 as compared to fiscal 2009 driven by higher net affiliate and advertising revenues. Net affiliate revenues increased 14% as compared to fiscal 2009, primarily due to higher average rates per subscriber and a higher number of subscribers. Advertising revenues increased 3% as compared to fiscal 2009, primarily due to higher National Basketball Association, MLB and collegiate football revenues resulting from higher pricing and additional commercial spots sold.

The Company’s international cable operations’ revenues increased 18% as compared to fiscal 2009, primarily due to higher advertising revenues at STAR, as well as higher net affiliate and advertising revenues at FIC. The higher advertising revenues at STAR were primarily due to the strengthening of the advertising market in India and improved performance at the regional channels, while the strengthening of the worldwide advertising markets led to improvements at FIC. The higher net affiliate revenues at FIC resulted from increases in subscribers at existing channels in Europe and Latin America.

FX’s revenues increased 11% for the fiscal year ended June 30, 2010 as compared to fiscal 2009, primarily due to higher net affiliate and advertising revenues. Net affiliate revenues increased 16% for the fiscal year ended June 30, 2010, primarily due to higher average rates per subscriber. Advertising revenues for the fiscal year ended June 30, 2010 increased 3% as compared to fiscal 2009, primarily due to additional commercial spots sold. As of June 30, 2010, FX reached approximately 96 million Nielsen households.

For the fiscal year ended June 30, 2010, operating income at the Cable Network Programming segment increased $615 million, or 37%, as compared to fiscal 2009, primarily due to the revenue increases noted above. Also contributing to this increase was the absence of a $30 million settlement relating to the termination of a distribution agreement at the Company’s international cable operations in fiscal 2009. These increases were partially offset by a $292 million increase in operating expenses, primarily due to higher movie acquisition costs, sports rights amortization and original programming costs.

Direct Broadcast Satellite Television (12% of the Company’s consolidated revenues in fiscal 2010 and 2009)

For the fiscal year ended June 30, 2010, SKY Italia’s revenues increased $42 million, or 1%, as compared to fiscal 2009, as increases from higher advertising revenues primarily due to the FIFA World Cup and favorable foreign exchange fluctuations, were partially offset by lower pay-per-view and other revenues. The number of SKY Italia subscribers decreased by approximately 56,000 during fiscal 2010, bringing the total subscriber base to 4.7 million at June 30, 2010. The total churn for fiscal 2010 was approximately 630,000 subscribers on an average subscriber base of 4.8 million, as compared to churn of approximately 635,000 subscribers on an average subscriber base of 4.7 million in fiscal 2009. Subscriber churn for the period represents the number of SKY Italia subscribers whose service was disconnected during the period. During the fiscal year ended June 30, 2010, the weakening of the U.S. dollar against the Euro resulted in an increase in revenue of approximately 1% as compared to fiscal 2009.

Average revenue per subscriber (“ARPU”) of approximately €43 in the fiscal year ended June 30, 2010 decreased from approximately €44 in fiscal 2009. The decrease in ARPU for the fiscal year ended June 30, 2010, was primarily due to lower average tier mix and reduced pay-per-view revenue. SKY Italia calculates ARPU by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue for the period. Average subscribers are calculated for the respective periods by adding the beginning and ending subscribers for the period and dividing by two.

Subscriber acquisition costs per subscriber (“SAC”) of approximately €310 in the fiscal year ended June 30, 2010 increased from fiscal 2009, primarily due to higher marketing costs on a per subscriber basis. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross SKY Italia subscribers added during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly by SKY Italia to subscribers and the costs related to installation and acquisition advertising, net of any upfront activation fee. SKY Italia excludes the value of equipment capitalized under SKY Italia’s equipment lease program, as well as payments and the value of returned equipment related to disconnected lease program subscribers from subscriber acquisition costs.

For the fiscal year ended June 30, 2010, SKY Italia’s operating income decreased $163 million, or 41%, as compared to fiscal 2009, resulting from higher sports rights amortization, primarily due to the 2010 FIFA World Cup and Winter Olympics, and increased set-top box depreciation. During the fiscal year ended June 30, 2010, the weakening of the U.S. dollar against the Euro resulted in a decrease in operating income of approximately 4% as compared to fiscal 2009.

Integrated Marketing Services (4% of the Company’s consolidated revenues in fiscal 2010 and 2009)

For the fiscal year ended June 30, 2010, revenues at the Integrated Marketing Services segment increased $24 million, or 2%, as compared to fiscal 2009. The increase in revenues was primarily due to increases in volume and rates of in-store marketing products sold, partially offset by lower revenues for free-standing insert products.

For the fiscal year ended June 30, 2010, operating income at the Integrated Marketing Services segment decreased $504 million as compared to fiscal 2009, as the revenue increase noted above was more than offset by the $500 million charge relating to the settlement of the Valassis litigation.

Newspapers and Information Services (18% and 19% of the Company’s consolidated revenues in fiscal 2010 and 2009, respectively)

For the fiscal year ended June 30, 2010, revenues at the Newspapers and Information Services segment increased $229 million, or 4%, as compared to fiscal 2009. The revenue increase for the fiscal year ended June 30, 2010 was primarily due to favorable foreign exchange fluctuations. Operating income increased $64 million, or 14%, for the fiscal year ended June 30, 2010 as compared to fiscal 2009, primarily due to the revenue increase noted above, as well as the impact of cost containment initiatives.

For the fiscal year ended June 30, 2010, the Australian newspapers’ revenues increased 16% as compared to fiscal 2009, primarily due to the impact of favorable foreign exchange fluctuations. The weakening of the U.S. dollar against the Australian dollar resulted in revenue increases of approximately 19% for the fiscal year ended June 30, 2010. Local currency revenues decreased for the fiscal year ended June 30, 2010, primarily due to lower circulation and lower advertising revenues as a result of a decrease in classified advertising volume. Operating income in the fiscal year ended June 30, 2010 was consistent with that of fiscal 2009, as the revenue increases noted above and reduction in operating costs resulting from cost containment initiatives were offset by higher newsprint costs and costs associated with various initiatives. The weakening of the U.S. dollar against the Australian dollar resulted in an operating income increase of approximately 16% for the fiscal year ended June 30, 2010.

For the fiscal year ended June 30, 2010, the U.K. newspapers’ revenues decreased 2% as compared to fiscal 2009, primarily due to lower circulation revenues resulting from a decrease in volume. This decrease was partially offset by an increase in advertising revenues primarily due to higher volumes for display advertising. Operating income increased for the fiscal year ended June 30, 2010 as compared to fiscal 2009, primarily due to lower marketing and production costs and the impact of cost containment initiatives. The strengthening of the U.S. dollar against the British pound resulted in revenue and operating income decreases of 1% for the fiscal year ended June 30, 2010.

For the fiscal year ended June 30, 2010, revenues at Dow Jones & Company, Inc. (“Dow Jones”) decreased 1% as compared to fiscal 2009, primarily due to lower information services revenues and a decrease in revenue from the disposition of the financial indexes businesses. The revenue decrease for the fiscal year ended June 30, 2010 was partially offset by higher circulation revenues resulting from higher pricing at The Wall Street Journal and higher digital advertising revenues. Dow Jones’ operating income increased for the fiscal year ended June 30, 2010 as compared to fiscal 2009, primarily due to cost containment initiatives and lower newsprint costs.

Book Publishing (4% of the Company’s consolidated revenues in fiscal 2010 and 2009)

For the fiscal year ended June 30, 2010, revenues at the Book Publishing segment increased $128 million, or 11%, as compared to fiscal 2009, primarily due to higher sales at the General Books and Children’s divisions and favorable foreign exchange fluctuations. Also contributing to the increase during the fiscal year ended June 30, 2010 were revenues from licensing fees received from a settlement. The increase at the General Books division was primarily due to the success of Going Rogue by Sarah Palin and higher electronic book sales. Strong sales of Where the Wild Things Are by Maurice Sendak, The Vampire Diaries by L.J. Smith and LA Candy by Lauren Conrad led to the increase at the Children’s division. During the fiscal year ended June 30, 2010, HarperCollins had 164 titles on The New York Times Bestseller List with 19 titles reaching the number one position.

Operating income for the fiscal year ended June 30, 2010 increased $71 million as compared to fiscal 2009, primarily due to the revenue increases noted above and operating cost reductions resulting from cost containment initiatives. The increased operating income was partially offset by higher royalty and manufacturing costs resulting from higher sales.

Other (5% and 8% of the Company’s consolidated revenues in fiscal 2010 and 2009, respectively)

Revenues at the Other segment decreased $847 million, or 36%, for the fiscal year ended June 30, 2010, as compared to fiscal 2009, primarily due to decreased revenues from NDS and the Company’s digital media properties. The decrease at NDS of $413 million was due to the absence of revenues for the fiscal year ended June 30, 2010, reflecting the sale of a portion of the Company’s ownership stake in NDS in February 2009. As a result of the sale, the Company’s portion of NDS’s operating results subsequent to February 2009 is included within Equity earnings (losses) of affiliates. The revenue decrease at the Company’s digital media properties of $276 million was principally due to lower search and advertising revenues.

Operating results for the fiscal year ended June 30, 2010 decreased $212 million, or 58%, as compared to fiscal 2009. The decrease was primarily due to lower operating results from NDS and the Company’s digital media properties. The decrease at NDS was due to the absence of $121 million of operating income during the fiscal year ended June 30, 2010, resulting from the sale of a portion of the Company’s ownership stake in NDS as noted above. The decrease at the Company’s digital media properties of $135 million for the fiscal year ended June 30, 2010 was primarily due to the revenue declines noted above, partially offset by cost containment initiatives.

Results of Operations—Fiscal 2009 versus Fiscal 2008

The following table sets forth the Company’s operating results for fiscal 2009 as compared to fiscal 2008.

	For the years ended June 30,
	2009	2008	Change	% Change
	($ millions)
Revenues	$30,423	$32,996	$(2,573)	(8)%

Operating expenses	(19,563)	(20,531)	968	(5)%
Selling, general and administrative	(6,164)	(5,984)	(180)	3%
Depreciation and amortization	(1,138)	(1,207)	69	(6)%
Impairment and restructuring charges	(9,208)	(19)	(9,189)	*	*
Equity (losses) earnings of affiliates	(309)	327	(636)	*	*
Interest expense, net	(927)	(926)	(1)	*	*
Interest income	91	246	(155)	(63)%
Other, net	1,256	2,419	(1,163)	(48)%

(Loss) income before income tax expense	(5,539)	7,321	(12,860)	*	*
Income tax benefit (expense)	2,229	(1,803)	4,032	*	*

Net (loss) income	(3,310)	5,518	(8,828)	*	*
Less: Net income attributable to noncontrolling interests	(68)	(131)	63	(48)%

Net (loss) income attributable to News Corporation stockholders	$(3,378)	$5,387	$(8,765)	*	*

**	not meaningful

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

Operating expenses for the fiscal year ended June 30, 2009 decreased 5% as compared to the fiscal year ended June 30, 2008. The decrease was primarily due to decreased amortization of production and participation costs and lower home entertainment manufacturing and marketing costs at the Filmed Entertainment segment, as well as favorable foreign currency fluctuations. Also contributing to these decreases was the absence of costs related to the Super Bowl and the Stations sold in fiscal 2009 at the Television segment and the incremental decrease of costs related to NDS in the Other segment, reflecting the sale of a portion of the Company’s ownership stake in February 2009. These decreases were partially offset by higher programming costs at the Cable Network Programming segment, higher programming costs due to increases in entertainment programming license fees at FOX, as well as costs associated with the return of several programs in fiscal 2009 which were not broadcast in fiscal 2008 due to the Writer’s Guild of America strike in the Television segment and, in the Newspapers and Information Services segment, incremental expenses from Dow Jones, which was acquired in December 2007.

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

Impairment and restructuring charges—As a result of the impairment reviews performed, in fiscal 2009 discussed above, the Company recorded non-cash impairment charges of approximately $8.9 billion ($7.2 billion, net of tax) in the fiscal year ended June 30, 2009. The charges consisted of a write-down of the Company’s indefinite-lived intangible assets (primarily FCC licenses in the Television segment) of $4.6 billion, a write-down of $4.1 billion of goodwill and a write-down of the Newspapers and Information Services segment’s fixed assets of $185 million in accordance with ASC 360.

As discussed above the Company recorded restructuring charges of approximately $312 million in the fiscal year ended June 30, 2009. During the fiscal year ended June 30, 2008, restructuring charges included $19 million related to a redundancy program in the United Kingdom in connection with printing press upgrades.

Equity (losses) earnings of affiliates—Equity earnings of affiliates decreased $636 million for the fiscal year ended June 30, 2009 as compared to fiscal 2008. The decrease was primarily a result of the inclusion of losses from Sky Deutschland, principally representing a write-down of $422 million of the Company’s investment in the fiscal year ended June 30, 2009. Also contributing to the decrease in earnings from equity affiliates was the absence of contributions from DIRECTV due to the exchange of the Company’s entire interest in DIRECTV to Liberty Media Corporation (“Liberty”) in February 2008 and the disposition of the Company’s entire interest in Gemstar-TV Guide International, Inc. (“Gemstar”) in May 2008. These decreases were partially offset by higher contributions from BSkyB, principally from reduced write-downs related to its ITV investment.

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

Other, net —

	For the years ended June 30,
	2009	2008
	(in millions)
Gain on sale of NDS shares (a)	$1,249	$—
Gain on the sale of the Stations (a)	232	—
Loss on the sale of eastern European television stations (a)	(100)	—
Gain on the Exchange (a)	—	1,676
Gain on sale of UK land (a)	—	126
Impairment of cost based investments (b)	(113)	(125)
Gain on sale of China Network Systems (b)	6	133
Gain on sale of Fox Sports Net Bay Area (b)	—	208
Gain on sale of Gemstar (b)	—	112
Change in fair value of exchangeable securities (c)	77	307
Other	(95)	(18)

Total Other, net	$1,256	$2,419

(a)	See Note 3 to the Consolidated Financial Statements of News Corporation.
(b)	See Note 6 to the Consolidated Financial Statements of News Corporation.
(c)

The Company had certain exchangeable debt securities which contained embedded derivatives. Pursuant to ASC 815, these embedded derivatives were not designated as hedges and, as such, changes in their fair value were recognized in Other, net in the consolidated statements of operations. The Company redeemed the exchangeable debt securities in fiscal year 2010. (See Note 11 to the Consolidated Financial Statements of News Corporation.)

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

The Company’s tax provision and related tax rates for the fiscal year ended June 30, 2008 were also different from the statutory rate due to the closing of the tax-free exchange transaction with Liberty (See Note 3 to the Consolidated Financial Statements of News Corporation) and the reversal of previously deferred tax liabilities for DIRECTV and three RSNs. The exchange transaction with Liberty qualified as a tax-free split-off in accordance with Section 355 of the Internal Revenue Code of 1986, as amended, and, as a result, no income tax provision was recorded against the gain recorded on the transaction.

Net (loss) income—Net income decreased for the fiscal year ended June 30, 2009 as compared to the fiscal year ended June 30, 2008. The decrease was primarily due to the impairment and restructuring charges and revenue decreases noted above. Also contributing to the decrease in net income for the fiscal year ended June 30, 2009 was decreased earnings from equity affiliates noted above, as well as the absence of the tax-free gain on the exchange of DIRECTV in fiscal 2008. These decreases were partially offset by the gain on the NDS Transaction and the non-cash tax benefit noted above.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests decreased $63 million for the fiscal year ended June 30, 2009 as compared to the fiscal year ended June 30, 2008. This decrease was primarily due to a decrease in net income attributable to the noncontrolling interests of NDS due to the reduction in the Company’s ownership interest which resulted in the Company’s remaining interest in NDS being accounted for under the equity method of accounting. Also contributing to this decrease were lower results at other majority-owned businesses.

Segment Analysis:

The following table sets forth the Company’s revenues and segment operating income for fiscal 2009 as compared to fiscal 2008.

	For the years ended June 30,
	2009	2008	Change	% Change
	($ millions)
Revenues:
Filmed Entertainment	$5,936	$6,699	$(763)	(11)%
Television	4,051	5,190	(1,139)	(22)%
Cable Network Programming	6,131	5,610	521	9%
Direct Broadcast Satellite Television	3,760	3,749	11	* *
Integrated Marketing Services	1,168	1,124	44	4%
Newspapers and Information Services	5,858	6,248	(390)	(6)%
Book Publishing	1,141	1,388	(247)	(18)%
Other	2,378	2,988	(610)	(20)%

Total revenues	$30,423	$32,996	$(2,573)	(8)%

Segment operating income (loss):
Filmed Entertainment	$848	$1,246	$(398)	(32)%
Television	191	1,039	(848)	(82)%
Cable Network Programming	1,653	1,356	297	22%
Direct Broadcast Satellite Television	393	419	(26)	(6)%
Integrated Marketing Services	353	352	1	* *
Newspapers and Information Services	466	786	(320)	(41)%
Book Publishing	17	160	(143)	(89)%
Other	(363)	(84)	(279)	* *

Total segment operating income	$3,558	$5,274	$(1,716)	(33)%

**	not meaningful

Management believes that total segment operating income is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance and allocate resources within the Company’s businesses. Total segment operating income provides management, investors and equity analysts a measure to analyze operating performance of each of the Company’s business segments and its enterprise value against historical data and competitors’ data, although historical results may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences). The following table reconciles total segment operating income to income before income taxes.

	For the years ended June 30,
	2009	2008
	(in millions)
Total segment operating income	$3,558	$5,274
Impairment and restructuring charges	(9,208)	(19)
Equity (losses) earnings of affiliates	(309)	327
Interest expense, net	(927)	(926)
Interest income	91	246
Other, net	1,256	2,419

(Loss) income before income tax expense	$(5,539)	$7,321

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

The fiscal year ended June 30, 2009 included the worldwide theatrical and home entertainment releases of Taken and Marley & Me, the home entertainment and pay television availability of What Happens in Vegas and Horton Hears a Who!, the worldwide pay television availability of Juno and The Simpsons Movie, the worldwide theatrical releases and the related initial releasing costs of X-Men Origins: Wolverine and Night at the Museum: Battle of the Smithsonian and the initial releasing costs of Ice Age: Dawn of the Dinosaurs. The fiscal year ended June 30, 2008 included the successful worldwide theatrical and home entertainment performances of The Simpsons Movie, Alvin and the Chipmunks, Live Free or Die Hard, Juno and Fantastic Four: Rise of the Silver Surfer. Also included in fiscal 2008 were the theatrical releases of What Happens in Vegas, The Happening and Horton Hears a Who!, as well as their related initial releasing costs.

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

Television (13% and 16% of the Company’s consolidated revenues in fiscal 2009 and 2008, respectively)

For the fiscal year ended June 30, 2009, Television segment revenues decreased $1,139 million, or 22%, as compared to the fiscal year ended June 30, 2008. The decrease was primarily due to the absence of revenues from the Stations sold in July 2008 of $294 million, lower advertising revenues at the television stations owned by the Company due to the general weakness in the advertising markets, with automotive advertising experiencing the largest decrease, and the absence of the Super Bowl and Emmy® Awards which were broadcast on FOX during the fiscal year ended June 30, 2008. Also contributing to the decrease was lower advertising revenues from MLB post-season due to one less game broadcast and NASCAR due to lower ratings and fewer available commercial units. The revenue decreases were partially offset by an increase in political advertising revenues at the television stations owned by the Company.

The Television segment reported a decrease in operating income for the fiscal year ended June 30, 2009 of $848 million from the fiscal year ended June 30, 2008. The decrease in operating income was primarily the result of the revenue decreases noted above, as well as higher programming costs due to increased entertainment programming license fees and higher sports programming costs at FOX. The costs associated with the return of several programs in fiscal 2009 which were not broadcast in fiscal 2008 due to the Writer’s Guild of America strike and the absence of $86 million of operating income from the Stations sold in July 2008. The operating income decrease for the fiscal year ended June 30, 2009 was partially offset by lower costs for local sports rights due to fewer games broadcast at the television stations owned by the Company.

Cable Network Programming (20% and 17% of the Company’s consolidated revenues in fiscal 2009 and 2008, respectively)

For the fiscal year ended June 30, 2009, revenues at the Cable Network Programming segment increased $521 million, or 9%, as compared to fiscal 2008. This increase was driven by higher net affiliate and advertising revenues at FOX News, the Big Ten Network and FX, as well as higher net affiliate revenues at the Company’s international cable operations. The increase for the fiscal year ended June 30, 2009 was partially offset by revenue decreases at the RSNs of $143 million due to the divestiture of three RSNs to Liberty in February 2008.

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

The Company’s international cable operations’ revenues increased for the fiscal year ended June 30, 2009 as compared to fiscal 2008, primarily due to improved net affiliate revenues, as well as the launch of new international channels. The increase was partially offset by a decline in advertising revenue in the Indian market, lower syndication revenues and unfavorable foreign exchange fluctuations.

The RSNs’ revenues decreased 2% for the fiscal year ended June 30, 2009 as compared to fiscal 2008, as increases in net affiliate revenues were more than offset by the absence of revenues from the divestiture of three RSNs to Liberty in February 2008 and lower advertising revenues.

For the fiscal year ended June 30, 2009, operating income at the Cable Network Programming segment increased $297 million, or 22%, as compared to fiscal 2008, primarily due to the revenue increases noted above. The revenue increases were partially offset by a $224 million increase in operating expenses, primarily due to higher sports rights amortization and higher selling, general and administrative expenses, primarily due to the launch of new international channels. Also partially offsetting the operating income increase was lower operating results at the RSNs, primarily due to the absence of $38 million of operating profit from the three RSNs that were divested to Liberty and a settlement of approximately $30 million relating to the termination of a distribution agreement at the international cable operations.

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

ARPU for the fiscal year ended June 30, 2009 was approximately €44, which was consistent with the ARPU for fiscal 2008.

SAC of approximately €250 in fiscal 2009 decreased as compared to fiscal 2008, primarily due to lower marketing costs on a per subscriber basis, as well as lower take-up of a full installation offer.

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

Integrated Marketing Services (4% of the Company’s consolidated revenues in fiscal 2009 and 2008)

For the fiscal year ended June 30, 2009, revenues at the Integrated Marketing Services segment increased $44 million, or 4%, as compared to fiscal 2008. The increase in revenues primarily resulted from higher custom publishing revenue, higher volume of free-standing insert products and higher rates for in-store marketing products, partially offset by a decrease in sales volume for in-store marketing products.

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

Operating income at the Newspapers and Information Services segment decreased $320 million, or 41%, for the fiscal year ended June 30, 2009 as compared to fiscal 2008, primarily due to the strengthening of the U.S. dollar against the British pound sterling and Australian dollar and the advertising weakness noted above. These decreases were partially offset by the absence of approximately $170 million in depreciation and other costs related to the redundancy program in the United Kingdom in connection with printing press upgrades, which was completed in fiscal 2008. The decrease was also partially offset by the inclusion of incremental Dow Jones operating income of $55 million in fiscal 2009. During the fiscal year ended June 30, 2009, the strengthening of the U.S. dollar against the British pound sterling and Australian dollar resulted in a decrease in operating income of approximately 12% as compared to fiscal 2008.

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

For the fiscal year ended June 30, 2009, operating income decreased $143 million as compared to fiscal 2008. The decrease was primarily due to the revenue decreases noted above and a higher provision for bad debt due to the bankruptcy filing of a major distributor in December 2008.

Other (8% and 9% of the Company’s consolidated revenues in fiscal 2009 and 2008, respectively)

Revenues at the Other segment decreased $610 million, or 20%, for the fiscal year ended June 30, 2009 as compared to the fiscal year ended June 30, 2008. The decrease was primarily due to decreases in revenues from NDS, the Company’s digital media properties, Fox Mobile and News Outdoor. The decrease at NDS reflects the sale of a portion of the Company’s ownership stake in February 2009. As a result of the sale, the Company’s portion of NDS operating results subsequent to February 5, 2009 is included within Equity (losses) earnings of affiliates. The revenue decrease at the Company’s digital media properties was due to decreased advertising revenues at MySpace. News Outdoor’s revenues decreased due to lower rates, lower advertising space utilization and unfavorable foreign exchange fluctuations.

Operating results for the fiscal year ended June 30, 2009 decreased $279 million as compared to the fiscal year ended June 30, 2008. The decrease was primarily due to the revenue declines noted above, as well as decreased operating income from NDS and the Company’s digital media properties. The NDS decline was primarily due to the sale of a portion of the Company’s ownership stake as noted above. The decline in the Company’s digital media properties operating results was driven by increased costs associated with the launch of MySpace Music and the addition of new features.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Impact of the Current Economic Environment

The United States and global economies have undergone a period of economic uncertainty, and the related capital markets have experienced significant volatility. In certain of the markets in which the Company’s businesses operate, there was a weakening in the overall economic climate resulting in pressure on the labor markets, retail sales and consumer confidence, which impacted advertising revenues at the Company’s Television, Newspapers and Information Services and Other segments, as well as the retail sales of books and DVDs. Despite these trends, the Company believes the cash generated internally and available financing will continue to provide the Company sufficient liquidity for the foreseeable future.

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has a $2.25 billion revolving credit facility, which expires in May 2012, and has access to various film co-production alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of June 30, 2010, the availability under the revolving credit facility was reduced by stand-by letters of credit issued which totaled approximately $71 million. As of June 30, 2010, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television products.

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

In June 2010, the Company announced that it had proposed to the board of directors of BSkyB, in which the Company currently has an approximate 39% interest, to make a cash offer of 700 pence per share for the BSkyB shares that the Company does not already own. The Company and the independent members of BSkyB’s board of directors were unable to reach a mutually agreeable price at the time of the public announcement; however, the parties entered into a cooperation agreement pursuant to which the parties agreed to work together to proceed with the regulatory process in order to facilitate a proposed transaction. There can be no assurance that the Company will make a binding offer. The Company will pay BSkyB a breakup fee of approximately $60 million as of June 30, 2010 if the regulatory approvals are obtained and the Company does not make a binding offer within five months thereafter of at least 700 pence per share. If the Company makes a binding offer and proceeds with the proposed transaction, the Company plans to finance the transaction by using a significant portion of the available cash on its balance sheet plus borrowed funds. Potential fluctuations in the British pound sterling may increase or decrease the amount of cash needed to effect a potential transaction.

The Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

Total borrowings decreased approximately $969 million during the fiscal year ended June 30, 2010, primarily due to the redemption of the Company’s 0.75% Senior Exchangeable BUCS and 5% TOPrS, as well as the retirement of the Company’s $150 million 4.75% Senior Debentures due March 2010. These decreases were partially offset by the issuance of the Company’s 6.90% Senior Notes due 2039 and 5.65% Senior Notes due 2020 in August 2009. As of June 30, 2010, the Company had $129 million classified as current borrowings. Included in this amount was the remaining balance of the LYONs which is redeemable by option of the holders on February 28, 2011. Also included in current borrowings was bank debt of $48 million due in fiscal 2011. The Company’s consolidated cash and cash equivalents of approximately $8.7 billion at June 30, 2010 and internally generated funds are sufficient to meet the Company’s foreseeable liquidity needs.

The Company’s assets and liabilities can fluctuate significantly due to short term liquidity needs. Working capital, defined as current assets less current liabilities, was $9.2 billion as of June 30, 2010 and $5.2 billion as of June 30, 2009. The increase in working capital reflects the $2 billion increase in cash and cash equivalents discussed below, as well as the $2 billion in repayment of borrowings classified as current in fiscal 2009.

Sources and Uses of Cash—Fiscal 2010 vs. Fiscal 2009

Net cash provided by operating activities for the fiscal years ended June 30, 2010 and 2009 is as follows (in millions):

Years Ended June 30,	2010	2009
Net cash provided by operating activities	$3,854	$2,248

The increase in net cash provided by operating activities during fiscal 2010 as compared to fiscal 2009 primarily reflects higher profits and higher worldwide theatrical receipts at the Filmed Entertainment segment, higher affiliate receipts at the Cable Network Programming segment, higher receipts at the Book Publishing segment and lower tax payments. The increase was partially offset by the $500 million payment relating to the settlement of the Valassis litigation, higher payments for programming rights, higher pension contributions and higher interest payments.

Net cash used in investing activities for the fiscal years ended June 30, 2010 and 2009 is as follows (in millions):

Years Ended June 30,	2010	2009
Net cash used in investing activities	$(313)	$(627)

Net cash used in investing activities during the fiscal year ended June 30, 2010 decreased as compared to fiscal 2009, primarily due to a reduction in cash used for acquisitions and lower property, plant and equipment purchases. This was partially offset by lower cash proceeds from disposals. Fiscal 2009 included proceeds from the sale of eight of the Company’s television stations and a portion of the Company’s interest in NDS. Fiscal 2010 included cash proceeds of $840 million related to the disposition of the financial indexes businesses and $372 million related to the sale of a majority of the Company’s eastern European television stations.

Net cash (used in) provided by financing activities for the fiscal years ended June 30, 2010 and 2009 is as follows (in millions):

Years Ended June 30,	2010	2009
Net cash (used in) provided by financing activities	$(1,445)	$315

Net cash used in financing activities during the fiscal year ended June 30, 2010 increased as compared to fiscal 2009, primarily due to the redemption of the Company’s 0.75% Senior Exchangeable BUCS and 5% TOPrS, as well as the repayment of $150 million Senior Notes due March 2010. The increase in cash used in financing activities was partially offset by the issuance of $600 million 6.90% Senior Notes due 2039 and $400 million 5.65% Senior Notes due 2020 in August 2009.

The total dividends declared related to fiscal 2010 results were $0.15 per share of Class A Common Stock and Class B Common Stock. In August 2010, the Company declared the final dividend on fiscal 2010 results of $0.075 per share for Class A Common Stock and Class B Common Stock. This together with the interim dividend of $0.075 per share of Class A Common Stock and Class B Common Stock constitute the total dividend relating to fiscal 2010.

Based on the number of shares outstanding as of June 30, 2010, the total aggregate cash dividends expected to be paid to stockholders in fiscal 2011 is approximately $393 million.

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

Net cash used in investing activities for the fiscal years ended June 30, 2009 and 2008 is as follows (in millions):

Years Ended June 30,	2009	2008
Net cash used in investing activities	$(627)	$(6,347)

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

Net cash provided by (used in) financing activities for the fiscal years ended June 30, 2009 and 2008 is as follows (in millions):

Years Ended June 30,	2009	2008
Net cash provided by (used in) financing activities	$315	$(643)

The improvement in financing activities was primarily due to the absence of share repurchases during the fiscal year ended June 30, 2009. Net cash provided by financing activities for fiscal 2009 reflects the issuance of $700 million 6.90% Senior Notes due 2019 and $300 million 7.85% Senior Notes due 2039 in February 2009, partially offset by the retirement of the Company’s $200 million 7.38% Senior Note due 2008 and dividend payments. In addition to the share repurchases noted above, cash used by financing activities in fiscal 2008 reflects the retirement of the Company’s $350 million 6.625% Senior Notes due 2008, the retirement of the $225 million 3.875% notes due 2008 and $131 million in commercial paper which were assumed as part of the Dow Jones acquisition and dividend payments. Partially offsetting the cash used by financing activities in fiscal 2008 was net proceeds of $1,237 million from the issuance of $1,250 million 6.65% Senior Notes due 2037 in November 2007.

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

Debt Instruments and Guarantees

Debt Instruments (1)

	Years ended June 30,
	2010	2009	2008
	(in millions)
Borrowings
Notes due August 2039	$593	$—	$—
Notes due August 2020	396	—	—
Notes due March 2019	—	690	—
Notes due March 2039	—	283	—
Notes due November 2037	—	—	1,237
Bank loans	—	30	7
All other	38	37	48

Total borrowings	$1,027	$1,040	$1,292

Repayments of borrowings
BUCS (2)	$(1,655)	$—	$—
TOPrS (2)	(134)	—	—
Notes due March 2010	(150)	—	—
Notes due October 2008	—	(200)	—
Notes due January 2008	—	—	(350)
Notes due February 2008 (3)	—	—	(225)
Bank loans	(82)	(64)	—
All other	(59)	(79)	(153)

Total repayment of borrowings	$(2,080)	$(343)	$(728)

(1)	See Note 10 to the Consolidated Financial Statements of News Corporation for information with respect to borrowings.
(2)	See Note 11 to the Consolidated Financial Statements of News Corporation for information with respect to the redemptions of the BUCS and TOPrS.
(3)	Debt acquired in the acquisition of Dow Jones. See Note 3 to the Consolidated Financial Statements of News Corporation.

Ratings of the Public Debt

The table below summarizes the Company’s credit ratings as of June 30, 2010.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa1	Stable
S&P	BBB+	Stable

Revolving Credit Agreement

In May 2007, News America Incorporated (“NAI”) entered into a credit agreement (the “Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein (the “Lenders”), Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent. The Credit Agreement provides a $2.25 billion unsecured revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.08% regardless of facility usage. The Company pays interest for borrowings at LIBOR plus 0.27% and pays commission fees on letters of credit at 0.27%. The Company pays an additional fee of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. The maturity date is in May 2012; however, NAI may request a $250 million increase in the amount of the credit facility and may also request that the Lenders’ commitments be extended until May 2013. As of June 30, 2010, approximately $71 million in standby letters of credit, for the benefit of third parties, were outstanding.

Commitments and Guarantees

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2010.

	As of June 30, 2010
	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Contracts for capital expenditure	$337	$284	$53	$—	$—
Operating leases (a)
Land and buildings	3,180	349	617	523	1,691
Plant and machinery	1,492	189	354	294	655
Other commitments
Borrowings	13,320	129	532	880	11,779
Sports programming rights (b)	16,027	2,867	5,254	3,033	4,873
Entertainment programming rights	3,269	1,530	1,120	467	152
Other commitments and contractual obligations (c)	3,893	901	1,174	687	1,131

Total commitments, borrowings and contractual obligations	$41,518	$6,249	$9,104	$5,884	$20,281

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

Contingent guarantees:	Total Amounts Committed	Amount of Guarantees Expiration Per Period
		1 year	2 -3 years	4 -5 years	After 5 years
	(in millions)
Sports programming rights (d)	$429	$120	$80	$229	$—
Indemnity (e)	828	27	54	54	693
Letters of credit and other	149	149	—	—	—

	$1,406	$296	$134	$283	$693

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

Under the Company’s contract with Italy’s National League Football, remaining future minimum payments for programming rights to broadcast National League Football matches are payable over the remaining term of the contract through fiscal 2012.

In addition, the Company has certain other local sports broadcasting rights.

(c)	Includes obligations relating to third party printing contracts, television rating services, a distribution agreement and paper purchase obligations.
(d)

A joint-venture in which the Company owns a 50% equity interest entered into an agreement for global programming rights. Under the terms of the agreement, the Company and the other joint-venture partner have jointly guaranteed the programming rights obligation.

(e)

In connection with the transaction related to the Dow Jones financial index businesses, the Company agreed to indemnify CME with respect to any payments of principal, premium and interest CME makes under its guarantee of the venture financing. (See Note 3 to the Consolidated Financial Statement of News Corporation for further discussion of this transaction.)

The table excludes the Company’s pension, other postretirement benefits (“OPEB”) obligations and the gross unrecognized tax benefits for uncertain tax positions as the Company is unable to reasonably predict the ultimate amount and timing. The Company made contributions of $338 million and $214 million to its pension plans in fiscal 2010 and fiscal 2009, respectively. The majority of these contributions were voluntarily made to improve the funding status of the plans. Future plan contributions are dependent upon actual plan asset returns and interest rates and statutory requirements. Assuming that actual plan asset returns are consistent with the Company’s expected plan returns in fiscal 2011 and beyond, and that interest rates remain constant, the Company would not be required to make any material contributions to its U.S. pension plans for the immediate future. The Company expects to make a combination of voluntary contributions and statutory contributions of approximately $50 million to its pension plans in fiscal 2011. Payments due to participants under the Company’s pension plans are primarily paid out of underlying trusts. Payments due under the Company’s OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company’s pension plans. The Company expects its OPEB payments to approximate $18 million in fiscal 2011. (See Note 17 to the Consolidated Financial Statements of News Corporation for further discussion of the Company’s pension and OPEB plans.)

Contingencies

Other than as disclosed in the notes to the accompanying Consolidated Financial Statements of News Corporation, the Company is party to several purchase and sale arrangements which become exercisable over the next ten years by the Company or the counter-party to the agreement. In the next twelve months, none of these arrangements that become exercisable are material. Purchase arrangements that are exercisable by the counter- party to the agreement, and that are outside the sole control of the Company, are accounted for in accordance with ASC 480-10-S99-3A “Distinguishing Liabilities from Equity.” Accordingly, the fair values of such purchase arrangements are classified in redeemable noncontrolling interests.

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

Revenue Recognition

Filmed Entertainment—Revenues from distribution of feature films are recognized in accordance with ASC 926-605. Revenues from the theatrical distribution of motion pictures are recognized as they are exhibited and revenues from home video and DVD sales, net of a reserve for estimated returns, together with related costs, are recognized on the date that video and DVD units are made widely available for sale by retailers and all Company-imposed restrictions on the sale of video and DVD units have expired. Revenues from television distribution are recognized when the motion picture or television program is made available to the licensee for broadcast.

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

Television, Cable Network Programming and Direct Broadcast Satellite—Advertising revenue is recognized as the commercials are aired, net of agency commissions. Subscriber fees received from subscribers, cable systems and DBS operators are recognized as revenue in the period that services are provided, net of amortization of cable distribution investments, in the case of Cable Network Programming revenues. The Company defers the cable distribution investments and amortizes the amounts on a straight-line basis over the contract period.

Filmed Entertainment and Television Programming Costs

Accounting for the production and distribution of motion pictures and television programming is in accordance with ASC 926-605, which requires management’s judgment as it relates to total revenues to be received and costs to be incurred throughout the life of each program or its license period. These judgments are used to determine the amortization of capitalized filmed entertainment and television programming costs, the expensing of participation and residual costs associated with revenues earned and any fair value adjustments.

In accordance with ASC 926-605, the Company amortizes filmed entertainment and television programming costs using the individual-film-forecast method. Under the individual-film-forecast method, such programming costs are amortized for each film or television program in the ratio that current period actual revenue for such title bears to management’s estimated ultimate revenue as of the beginning of the current fiscal year to be recognized over approximately a six year period or operating profits to be realized from all media and markets for such title. Management bases its estimates of ultimate revenue for each film on factors such as historical performance of similar films, the star power of the lead actors and actresses and once released actual results of each film. For each television program, management bases its estimates of ultimate revenue on the performance of the television programming in the initial markets, the existence of future firm commitments to sell additional episodes of the program and the past performance of similar television programs. Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization and/or a write-down of the asset to fair value.

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

Original cable programming is amortized on an accelerated basis. Management regularly reviews, and revises when necessary, its total revenue estimates on a contract basis, which may result in a change in the rate of amortization and/or a write-down of the asset to fair value.

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

Carrying values of goodwill and intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with ASC 350. The Company’s impairment review is based on, among other methods, a discounted cash flow approach that requires significant management judgments. The Company uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts, may signal that an asset has become impaired.

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

The Company’s annual impairment review of its goodwill and intangible assets for the fiscal year ended June 30, 2010 resulted in the Company recording impairment charges for its News Outdoor and Fox Mobile businesses which are considered reporting units under ASC 350. The Company continues to monitor certain of its reporting units in the Other segment due to the impairment charges recorded in fiscal 2009 and 2010. Goodwill at risk for future impairment in the Other segment totaled $647 million as of June 30, 2010. The Company will continue to monitor its goodwill and intangible assets for possible future impairment.

Income Taxes

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions in which it operates. The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining the Company’s tax expense and in evaluating its tax positions, including evaluating uncertainties under ASC 740 “Income Taxes.”

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

The Company maintains defined benefit pension plans covering a significant number of its employees and retirees. The primary plans have been closed to the majority of employees hired after January 1, 2008. For financial reporting purposes, net periodic pension expense (income) is calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations and an expected rate of return on plan assets. The Company considers current market conditions, including changes in investment returns and interest rates, in making these assumptions. In developing the expected long-term rate of return, the Company considered the pension portfolio’s past average rate of returns, and future return expectations of the various asset classes. The expected long-term rate of return is based on an asset allocation assumption of 52% equities, 37% fixed-income securities and 11% in cash and other investments.

The discount rate reflects the market rate for high-quality fixed-income investments on the Company’s annual measurement date of June 30 and is subject to change each fiscal year. The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. The rate was determined by matching the Company’s expected benefit payments for the primary plans to a hypothetical yield curve developed using a portfolio of several hundred high-quality non-callable corporate bonds.

The key assumptions used in developing the Company’s fiscal 2010, 2009 and 2008 net periodic pension expense (income) for its plans consist of the following:

	2010	2009	2008
	($ in millions)
Discount rate used to determine net periodic benefit cost	7.0%	6.7%	6.0%
Assets:
Expected rate of return	7.0%	7.0%	7.0%
Expected return	$138	$143	$166
Actual return	$237	$(230)	$(140)

Gain/(Loss)	$99	$(373)	$(306)
One year actual return	12.7%	(10.8)%	(4.4)%
Five year actual return	3.9%	3.5%	8.2%

The weighted average discount rate is volatile from year to year because it is determined based upon the prevailing rates in the United States, the United Kingdom and Australia as of the measurement date. The Company will utilize a weighted average discount rate of 5.7% in calculating the fiscal 2011 net periodic pension expense for its plans. The Company will continue to use a weighted average long-term rate of return of 7.0% for fiscal 2011 based principally on a combination of asset mix and historical experience of actual plan returns. The accumulated net losses on the Company’s pension plans at June 30, 2010 were $940 million which increased from $663 million at June 30, 2009. This increase of $277 million was due primarily to lower discount rates. Lower discount rates increase present values of benefit obligations and increase the Company’s deferred losses and also increase subsequent-year pension expense. Higher discount rates decrease the present values of benefit obligations and reduce the Company’s accumulated net loss and also decrease subsequent-year pension expense. The net accumulated losses at June 30, 2010 were primarily the result of changes in discount rates and deferred asset losses. These deferred losses are being systematically recognized into future net periodic pension expense in accordance with ASC 715 “Compensation—Retirement Benefits.” Unrecognized losses in excess of 10% of the greater of the market-related value of plan assets or the plans projected benefit obligation are recognized over the average future service of the plan participants.

The Company made contributions of $338 million, $214 million and $57 million to its pension plans in fiscal 2010, 2009 and 2008, respectively. The majority of these contributions were voluntarily made to improve the funding status of the plans which were impacted by the economic conditions noted above. Future plan contributions are dependent upon actual plan asset returns, statutory requirements and interest rate movements. Assuming that actual plan returns are consistent with the Company’s expected plan returns in fiscal 2010 and beyond, and that interest rates remain constant, the Company would not be required to make any material statutory contributions to its primary U.S. pension plans for the immediate future. The Company will continue to make voluntary contributions as necessary to improve funded status.

Changes in net periodic pension expense may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on PBO

0.25 percentage point decrease in discount rate	Increase $13 million	Increase $103 million

0.25 percentage point increase in discount rate	Decrease $13 million	Decrease $103 million

0.25 percentage point decrease in expected rate of return on assets	Increase $6 million	—

0.25 percentage point increase in expected rate of return on assets	Decrease $6 million	—

Net periodic pension expense for the Company’s pension plans is expected to be approximately $160 million in fiscal 2011. The increase is primarily due to the amortization of deferred asset losses.

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

Foreign Currency Exchange Rates

The Company conducts operations in four principal currencies: the U.S. dollar; the British pound sterling; the Euro; and the Australian dollar. These currencies operate as the functional currency for the Company’s U.S., United Kingdom, Italian and Australian operations, respectively. Cash is managed centrally within each of the four regions with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, draw downs in the appropriate local currency are available from intercompany borrowings. Since earnings of the Company’s Australian, United Kingdom and Italian operations are expected to be reinvested in those businesses indefinitely, the Company does not hedge its investment in the net assets of those foreign operations.

At June 30, 2010, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $170 million (including the Company’s non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $12 million at June 30, 2010.

Interest Rates

The Company’s current financing arrangements and facilities include approximately $13.3 billion of outstanding debt with fixed rates of interest and the Credit Agreement, which carries a variable interest rate. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. As of June 30, 2010, substantially all of the Company’s financial instruments with exposure to interest rate risk were denominated in U.S. dollars and had an aggregate fair value of approximately $15.0 billion. The potential change in fair market value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $856 million at June 30, 2010.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity affiliates and had an aggregate fair value of approximately $8.5 billion as of June 30, 2010. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $7.7 billion. Such a hypothetical decrease would result in a before tax decrease in comprehensive income of approximately $22 million, as any changes in fair value of the Company’s equity affiliates are not recognized unless deemed other-than-temporary, as these investments are accounted for under the equity method.

Credit Risk

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk at June 30, 2010 or 2009 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold. However, in light of the recent volatility in the domestic and global economies, the Company’s estimates and judgments with respect to the collectability of its receivables have become subject to greater uncertainty than in more stable periods.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At June 30, 2010, the Company did not anticipate nonperformance by any of the counterparties.

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

Management, including the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of News Corporation’s internal control over financial reporting as of June 30, 2010, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of News Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of News Corporation’s Board of Directors.

Based on this assessment, management determined that, as of June 30, 2010, News Corporation maintained effective internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm who audited and reported on the Consolidated Financial Statements of News Corporation included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2010, has audited the Company’s internal control over financial reporting. Their report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of News Corporation:

We have audited News Corporation’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). News Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, News Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of News Corporation as of June 30, 2010 and 2009, and the related consolidated statements of operations, cash flows, and equity and other comprehensive income for each of the three years in the period ended June 30, 2010 and our report dated August 6, 2010 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New York, New York

August 6, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENTS

To the Stockholders and Board of Directors of News Corporation:

We have audited the accompanying consolidated balance sheets of News Corporation as of June 30, 2010 and 2009, and the related consolidated statements of operations, cash flows, and equity and other comprehensive income for each of the three years in the period ended June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of News Corporation at June 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), News Corporation’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 6, 2010 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New York, New York

August 6, 2010

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the years ended June 30,
	2010	2009	2008
Revenues	$32,778	$30,423	$32,996
Operating expenses	(21,015)	(19,563)	(20,531)
Selling, general and administrative	(6,619)	(6,164)	(5,984)
Depreciation and amortization	(1,185)	(1,138)	(1,207)
Impairment and restructuring charges	(253)	(9,208)	(19)
Equity earnings (losses) of affiliates	448	(309)	327
Interest expense, net	(991)	(927)	(926)
Interest income	91	91	246
Other, net	69	1,256	2,419

Income (loss) before income tax expense	3,323	(5,539)	7,321
Income tax (expense) benefit	(679)	2,229	(1,803)

Net income (loss)	2,644	(3,310)	5,518
Less: Net income attributable to noncontrolling interests	(105)	(68)	(131)

Net income (loss) attributable to News Corporation stockholders	$2,539	$(3,378)	$5,387

Weighted average shares:
Basic	2,619	2,613	2,955
Diluted	2,628	2,613	2,971

Net income (loss) attributable to News Corporation stockholders—basic	$0.97	$(1.29)	$1.82

Net income (loss) attributable to News Corporation stockholders—diluted	$0.97	$(1.29)	$1.81

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of June 30,
	2010	2009
Assets:
Current assets:
Cash and cash equivalents	$8,709	$6,540
Receivables, net	6,431	6,287
Inventories, net	2,392	2,477
Other	492	532

Total current assets	18,024	15,836

Non-current assets:
Receivables	346	282
Investments	3,515	2,957
Inventories, net	3,254	3,178
Property, plant and equipment, net	5,980	6,245
Intangible assets, net	8,306	8,925
Goodwill	13,749	14,382
Other non-current assets	1,210	1,316

Total assets	$54,384	$53,121

Liabilities and Equity:
Current liabilities:
Borrowings	$129	$2,085
Accounts payable, accrued expenses and other current liabilities	5,204	5,279
Participations, residuals and royalties payable	1,682	1,388
Program rights payable	1,135	1,115
Deferred revenue	712	772

Total current liabilities	8,862	10,639

Non-current liabilities:
Borrowings	13,191	12,204
Other liabilities	2,979	3,027
Deferred income taxes	3,486	3,276

Redeemable noncontrolling interests	325	343
Commitments and contingencies

Equity:
Class A common stock (1)	18	18
Class B common stock (2)	8	8
Additional paid-in capital	17,408	17,354
Retained earnings and accumulated other comprehensive income	7,679	5,844

Total News Corporation stockholders’ equity	25,113	23,224
Noncontrolling interests	428	408

Total equity	25,541	23,632

Total liabilities and equity	$54,384	$53,121

(1)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,822,301,780 shares and 1,815,449,495 shares issued and outstanding, net of 1,776,740,787 and 1,776,865,809 treasury shares at par at June 30, 2010 and 2009, respectively.

(2)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 313,721,702 treasury shares at par at June 30, 2010 and 2009, respectively.

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the years ended June 30,
	2010	2009	2008
Operating activities:
Net income (loss)	$2,644	$(3,310)	$5,518
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,185	1,138	1,207
Amortization of cable distribution investments	84	88	80
Equity (earnings) losses of affiliates	(448)	309	(327)
Cash distributions received from affiliates	317	298	350
Impairment charges (net of tax of $19 million, $1,707 million and nil, respectively)	181	7,189	—
Other, net	(69)	(1,256)	(2,419)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(282)	194	(885)
Inventories, net	(110)	(485)	(587)
Accounts payable and other liabilities	352	(1,917)	988

Net cash provided by operating activities	3,854	2,248	3,925

Investing activities:
Property, plant and equipment, net of acquisitions	(914)	(1,101)	(1,443)
Acquisitions, net of cash acquired	(143)	(809)	(5,560)
Investments in equity affiliates	(428)	(403)	(799)
Other investments	(85)	(76)	(125)
Proceeds from sale of investments, other non-current assets and business disposals	1,257	1,762	1,580

Net cash used in investing activities	(313)	(627)	(6,347)

Financing activities:
Borrowings	1,027	1,040	1,292
Repayment of borrowings	(2,080)	(343)	(728)
Issuance of shares	24	4	90
Repurchase of shares	—	—	(939)
Dividends paid	(418)	(366)	(373)
Purchase of subsidiary shares from noncontrolling interest	—	(38)	(7)
Other, net	2	18	22

Net cash (used in) provided by financing activities	(1,445)	315	(643)

Net increase (decrease) in cash and cash equivalents	2,096	1,936	(3,065)
Cash and cash equivalents, beginning of year	6,540	4,662	7,654
Exchange movement of opening cash balance	73	(58)	73

Cash and cash equivalents, end of year	$8,709	$6,540	$4,662

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY AND OTHER COMPREHENSIVE INCOME

(IN MILLIONS)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings and Accumulated Other Comprehensive Income	Total News Corporation Equity	Noncontrolling Interests (1)	Total Equity
	Shares	Amout	Shares	Amont
Balance. June 30, 2007	2,139	$21	987	$10	$27,333	$5,558	$32,922	$286	$33,208
Net income	—	—	—	—	—	5,387	5,387	101	5,488
Unrealized holding losses on securities, net of tax	—	—	—	—	—	(69)	(69)	—	(69)
Benefit plan adjustments	—	—	—	—	—	(86)	(86)	—	(86)
Foreign currency translation adjustments	—	—	—	—	—	976	976	8	984

Comprehensive income	—	—	—	—	—	6,208	6,208	109	6,317
Acquisitions	—	—	—	—	31	—	31	—	31
Dividends declared	—	—	—	—	—	(338)	(338)	—	(338)
Shares issued	16	—	—	—	328	—	328	—	328
Shares repurchased	(345)	(3)	(188)	(2)	(10,527)	—	(10,532)	—	(10,532)
Change in value of redeemable noncontrolling interest and other	—	—	—	—	49	(45)	4	236	240

Balance. June 30, 2008	1,810	$18	799	$8	$17,214	$11,383	$28,623	$631	$29,254
Net (loss) income	—	—	—	—	—	(3,378)	(3,378)	72	(3,306)
Unrealized holding gains on securities, net of tax	—	—	—	—	—	2	2	—	2
Benefit plan adjustments	—	—	—	—	—	(92)	(92)	—	(92)
Foreign currency translation adjustments	—	—	—	—	—	(1,671)	(1,671)	(22)	(1,693)

Comprehensive income	—	—	—	—	—	(5,139)	(5,139)	50	(5,089)
Dividends declared	—	—	—	—	—	(314)	(314)	—	(314)
Shares issued	5	—	—	—	77	—	77	—	77
Change in value of redeemable noncontrolling interest and other	—	—	—	—	63	(86)	(23)	(273)	(296)

Balance. June 30, 2009	1,815	$18	799	$8	$17,354	$5,844	$23,224	$408	$23,632
Net income						2,539	2,539	96	2,635
Unrealized holding gains on securities, net of tax	—	—	—	—	—	49	49	—	49
Benefit plan adjustments	—	—	—	—	—	(208)	(208)	—	(208)
Foreign currency translation adjustments	—	—	—	—	—	(248)	(248)	1	(247)

Comprehensive income	—	—	—	—	—	2,132	2,132	97	2,229
Dividends declared	—	—	—	—	—	(353)	(353)	—	(353)
Shares issued	7	—	—	—	83	—	83	—	83
Change in value of redeemable noncontrolling interest and other	—	—	—	—	(29)	56	27	(77)	(50)

Balance. June 30, 2010	1,822	$18	799	$8	$17,408	$7,679	$25,113	$428	$25,541

(1)

Net income attributable to noncontrolling interests excludes $9 million, $(4) million and $30 million relating to redeemable noncontrolling interests which is reflected in temporary equity for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. Foreign currency translation adjustments exclude $(3) million, $(16) million and $4 million relating to redeemable noncontrolling interests for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. Other activity attributable to noncontrolling interests excludes $(24) million, nil and $53 million relating to redeemable noncontrolling interests for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

News Corporation and its subsidiaries (together, “News Corporation” or the “Company”) is a Delaware corporation. News Corporation is a diversified global media company, which manages and reports its businesses in eight segments: Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production of original television programming worldwide; Television, which principally consists of the broadcasting of network programming in the United States and the operation of 27 full power broadcast television stations, including nine duopolies, in the United States (of these stations, 17 are affiliated with the Fox Broadcasting Company (“FOX”) and ten are affiliated with MyNetworkTV Programming Distribution Service, Inc. (“MyNetworkTV”) programming distribution service); Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite (“DBS”) operators primarily in the United States, Latin America, Europe and Asia; Direct Broadcast Satellite Television, which consists of the distribution of basic and premium programming services via satellite and broadband directly to subscribers in Italy; Integrated Marketing Services, which principally consists of the publication of free-standing inserts, which are promotional booklets containing consumer offers distributed through insertion in local Sunday newspapers in the United States, and the provision of in-store marketing products and services, primarily to consumer packaged goods manufacturers in the United States and Canada; Newspapers and Information Services, which principally consists of the publication of four national newspapers in the United Kingdom, the publication of approximately 146 newspapers in Australia, the publication of a metropolitan newspaper and a national newspaper (with international editions) in the United States and the provision of information services; Book Publishing, which principally consists of the publication of English language books throughout the world; and Other, which includes the Company’s digital media properties and News Outdoor Group (“News Outdoor”), an advertising business which offers display advertising primarily in outdoor locations throughout Russia and Eastern Europe.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of all majority-owned and controlled subsidiaries. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, “Consolidation” (“ASC 810-10”), and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is consolidated in accordance with ASC 810-10. All significant intercompany accounts and transactions have been eliminated in consolidation, including the intercompany portion of transactions with equity method investees.

Changes in the Company’s ownership interest in a consolidated subsidiary where a controlling financial interest is retained are accounted for as a capital transaction. When the Company ceases to have a controlling interest in a consolidated subsidiary the Company will recognize a gain or loss in net income upon deconsolidation.

Certain fiscal 2009 and fiscal 2008 amounts have been reclassified to conform to the fiscal 2010 presentation.

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30. Fiscal 2010, fiscal 2009 and fiscal 2008 were comprised of 52 weeks and ended on June 27, 2010, June 28, 2009 and June 29, 2008, respectively. For convenience purposes, the Company continues to date its financial statements as of June 30.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Concentration of credit risk

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

Receivables, net

Receivables, net are presented net of an allowance for returns and doubtful accounts, which is an estimate of amounts that may not be collectible. In determining the allowance for returns, management analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s products. Based on this information, management reserves a percentage of each dollar of product sales that provide the customer with the right of return. The allowance for doubtful accounts is estimated based on historical experience, receivable aging, current economic trends and specific identification of certain receivables that are at risk of not being paid. In light of the recent volatility in the global economies, the Company’s estimates and judgments with respect to the collectability of its receivables have become subject to greater uncertainty than in more stable periods.

Receivables, net consist of:

	At June 30,
	2010	2009
	(in millions)
Total receivables	$7,947	$7,727
Allowances for returns and doubtful accounts	(1,170)	(1,158)

Total receivables, net	6,777	6,569
Less: current receivables, net	6,431	6,287

Non-current receivables, net	$346	$282

Inventories

Filmed Entertainment Costs:

In accordance with ASC 926-605, “Entertainment—Films Revenue Recognition” (“ASC 926-605”) Filmed Entertainment costs include capitalized production costs, overhead and capitalized interest costs, net of any amounts received from outside investors. These costs, as well as participations and talent residuals, are

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

recognized as operating expenses on an individual film or network series basis in the ratio that fiscal 2010’s gross revenues bear to management’s estimate of total remaining ultimate gross revenues. Television production costs incurred in excess of the amount of revenue contracted for each episode in the initial market are expensed as incurred on an episode-by-episode basis. Estimates for initial syndication and basic cable revenues are not included in the estimated lifetime revenues of network series until such sales are probable. Television production costs incurred subsequent to the establishment of secondary markets are capitalized and amortized. Marketing costs and development costs under term deals are charged as operating expenses as incurred. Development costs for projects not produced are written-off at the earlier of the time the decision is made not to develop the story or after three years.

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

Programming Costs:

In accordance with ASC 920, “Entertainment—Broadcasters,” costs incurred in acquiring program rights or producing programs for the Television, DBS and Cable Network Programming segments are capitalized and amortized over the license period or projected useful life of the programming. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing. Television broadcast network and original cable programming are amortized on an accelerated basis. The Company has single and multi-year contracts for broadcast rights of programs and sporting events. At the inception of these contracts and at least annually, the Company evaluates the recoverability of the costs associated therewith, using aggregate estimated advertising and other revenues directly attributable to the program material and related expenses. Where an evaluation indicates that a multi-year contract will result in an ultimate loss, additional amortization is provided. The costs of national sports contracts at FOX are charged to expense based on the ratio of each period’s operating profits to estimated total remaining operating profit of the contract. Estimates of total operating profit can change and, accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material.

The costs of local and regional sports contracts for a specified number of events are amortized on an event-by-event basis while costs for local and regional sports contracts for a specified season are amortized over the season on a straight-line basis.

Inventories for other divisions are valued at the lower of cost or net realizable value. Cost is primarily determined by the first in, first out average cost method or by specific identification.

Investments

Investments in and advances to equity or joint ventures in which the Company has significant influence, but less than a controlling voting interest, are accounted for using the equity method. Significant influence is generally presumed to exist when the Company owns an interest between 20% and 50% and exercises significant influence. In certain circumstances, investments for which the Company owns more than 50% but does not control policy decisions would be accounted for by the equity method.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Under the equity method of accounting the Company includes its investment and amounts due to and from its equity method investments in its consolidated balance sheets. The Company’s consolidated statements of operations include the Company’s share of the investees’ earnings (losses) and the Company’s consolidated statements of cash flows include all cash received from or paid to the investee.

The difference between the Company’s investment and its share of the fair value of the underlying net assets of the investee is first allocated to either finite-lived intangibles or indefinite-lived intangibles and the balance is attributed to goodwill. The Company follows ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), which requires that equity method finite-lived intangibles be amortized over their estimated useful life while indefinite-lived intangibles and goodwill are not amortized.

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

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over an estimated useful life of two to 50 years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with the repair and maintenance of property are expensed as incurred. Changes in circumstances, such as technological advances or changes to the Company’s business model or capital strategy, could result in the actual useful lives differing from the Company’s estimates. In those cases where the Company determines that the useful life of buildings and equipment should be shortened, the Company would depreciate the asset over its revised remaining useful life, thereby increasing depreciation expense.

Goodwill and intangible assets

The Company has a significant amount of intangible assets, including goodwill, film and television libraries, Federal Communications Commission (“FCC”) licenses, newspaper mastheads, distribution networks, publishing rights and other copyright products and trademarks. Goodwill is recorded as the difference between the cost of acquiring entities and amounts assigned to their tangible and identifiable intangible net assets. In accordance with ASC 350, the Company’s goodwill and indefinite-lived intangible assets, which primarily consist of FCC licenses, are tested annually for impairment or earlier if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Intangible assets with finite lives are generally amortized over their estimated useful lives. This impairment assessment of indefinite-lived intangibles compares the fair value of these intangible assets to their carrying value.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Long-lived assets

ASC 360, “Property, Plant, and Equipment,” (“ASC 360”) and ASC 350 require that the Company periodically review the carrying amounts of its long-lived assets, including property, plant and equipment and finite-lived intangible assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is recognized if the carrying value of such assets exceeds their fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less their costs to sell.

Financial instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents and cost investments, approximate fair value. The fair value of financial instruments is generally determined by reference

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to market values resulting from trading on a national securities exchange or in an over-the-counter market. Derivative instruments embedded in other contracts, such as exchangeable securities, are separated into their host and derivative financial instrument components. The derivative component is recorded at its estimated fair value in the consolidated balance sheets with changes in estimated fair value recorded in Other, net in the consolidated statements of operations.

The TOPrS warrants and the BUCS were exercisable/convertible into ordinary shares of British Sky Broadcasting Group plc (“BSkyB”). During fiscal 2010, the Company redeemed all of its outstanding TOPrS and BUCS (See Note 11—Exchangeable Securities). The Company used the following assumptions to determine the fair value of the TOPrS warrants as of June 30, 2009: Stock price: $7.42; Exercise price: $10.80; Historical volatility: 18.9%; Risk free rate: 2.83%; Expected term: 7.38 years; and Dividend yield: 2.4%.

In determining the fair value of the BUCS conversion feature, the Company calculated the difference between (i) the average of the bid and asked prices for the BUCS as of each valuation date and (ii) the estimated value of a “straight” bond (i.e., no exchange feature) using the period from the valuation date to the date of the first put. Key assumptions as of June 30, 2009 used to estimate the value of the straight bond were as follows: News Corporation credit spread: 73bps; and Risk-free rate: 1.33%.

Guarantees

The Company follows ASC 460, “Guarantees” (“ASC 460”). ASC 460 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees.

Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the fees are fixed or determinable, the product or service has been delivered and collectability is reasonably assured. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.

Filmed Entertainment:

Revenues are recognized in accordance with ASC 926-605. Revenues from the distribution of motion pictures are recognized as they are exhibited, and revenues from home entertainment sales, net of a reserve for estimated returns, are recognized on the date that DVD units are made available for sale by retailers and all Company-imposed restrictions on the sale of DVD units have expired.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

provided. DBS subscription and pay-per-view revenues are recognized when programming is broadcast to subscribers, while fees for equipment rental are recognized as revenue on a straight-line basis over the contract period.

The Company classifies the amortization of cable distribution investments (capitalized fees paid to a cable or DBS operator to facilitate the launch of a cable network) against revenue in accordance with ASC 605-50, “Revenue Recognition—Customer Payments and Incentives” (“ASC 605-50”). The Company defers the cable distribution investments and amortizes the amounts on a straight-line basis over the contract period.

Newspapers and Information Services, Integrated Marketing Services and Book Publishing

Advertising revenue from newspapers and integrated marketing services is recognized when the advertisements are published. Subscription revenues from the Company’s print and online publications and electronic information services is recognized as earned, pro rata on a per-issue basis, over the subscription period. Revenues earned from book publishing are recognized upon passing of control to the buyer.

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

Multiple Element Arrangements

Revenues or costs derived from contracts that contain multiple products and services are allocated based on the relative fair value of each delivered or purchased item. If the Company has fair value evidence for each product or service being delivered or purchased, it accounts for each separately, based on the relevant revenue or cost recognition accounting policies. In the event the fair value of the two elements cannot be established, revenue or expense would be recognized over the term of the contract.

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

Advertising expenses

The Company expenses advertising costs as incurred, including advertising expenses for theatrical and television product in accordance with ASC 720-35, “Other Expenses—Advertising Cost.” Advertising expenses recognized totaled $2.5 billion for each of the fiscal years ended June 30, 2010, 2009 and 2008.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Capitalization of interest

Interest cost on funds invested in major projects, primarily theatrical productions, with substantial development and construction phases are capitalized until production or operations commence. Once production or operations commence, the interest costs are expensed as incurred. Capitalized interest is amortized over future periods on a basis consistent with that of the project to which it relates. Total interest capitalized was $44 million, $55 million and $44 million, for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. Amortization of capitalized interest for the fiscal years ended June 30, 2010, 2009 and 2008 was $73 million, $50 million and $33 million, respectively.

Income taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established where management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries to the extent amounts are expected to be reinvested indefinitely.

On July 1, 2007, the Company adopted the additional provisions of ASC 740 relating to the accounting for uncertainty in income taxes, which did not have a material impact to the Company’s liability for unrecognized tax benefits. The effects of the initial adoption on the Company’s consolidated balance sheets as of June 30, 2007 included an increase in Other liabilities of approximately $1.2 billion offset by a similar reduction in deferred income taxes as of July 1, 2007.

Earnings per share

Basic earnings per share for the Class A common stock, par value $0.01 per share (“Class A Common Stock”), and Class B common stock, par value $0.01 per share (“Class B Common Stock”) is calculated by dividing net income (loss) attributable to News Corporation stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding. Diluted earnings per share for Class A Common Stock and Class B Common Stock is calculated similarly, except that the calculation includes the dilutive effect of the assumed issuance of shares issuable under the Company’s equity-based compensation plans and the dilutive effect of convertible securities.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Comprehensive income

The Company follows ASC 220, “Comprehensive Income,” for the reporting and display of comprehensive income. The components of accumulated comprehensive income were as follows:

	For the years ended June 30,
	2010	2009	2008
	(in millions)
Accumulated other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities:
Balance, beginning of year	$73	$71	$140
Fiscal year activity	49	2	(69)

Balance, end of year	122	73	71

Pension plan adjustments:
Balance, beginning of year	(383)	(291)	(205)
Fiscal year activity	(208)	(92)	(86)

Balance, end of year	(591)	(383)	(291)

Foreign currency translation adjustments:
Balance, beginning of year	315	1,986	1,010
Fiscal year activity (1)	(248)	(1,671)	976

Balance, end of year	67	315	1,986

Total accumulated other comprehensive income, net of tax
Balance, beginning of year	5	1,766	945
Fiscal year activity, net of income tax benefit of $74 million, $70 million and $61 million	(407)	(1,761)	821

Balance, end of year	$(402)	$5	$1,766

(1)	Excludes $(2) million, $(38) million and $12 million relating to noncontrolling interests and redeemable noncontrolling interests for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

Equity based compensation

The Company accounts for share based payments in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. ASC 718 establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

Derivatives

ASC 815, “Derivatives and Hedging” (“ASC 815”), requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet at fair value as either an asset or a liability (See Note 7—Fair Value). ASC 815 also requires that changes in the fair value of recorded derivatives be recognized currently in earnings unless specific hedge accounting criteria are met.

The Company uses financial instruments designated as cash flow hedges to hedge its limited exposures to foreign currency exchange risks associated with the costs for producing or acquiring films and television

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

programming abroad. All cash flow hedges are recorded at fair value on the consolidated balance sheets. (See Note 7—Fair Value) The effective changes in fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income with foreign currency translation adjustments. Amounts are reclassified from accumulated other comprehensive income when the underlying hedged item is recognized in earnings. If derivatives are not designated as hedges, changes in fair value are recorded in earnings as Other, net in the consolidated statements of operations. (See Note 11—Exchangeable Securities)

Recent accounting pronouncements

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

On July 1, 2009, the Company adopted the new provisions of ASC 350, which set forth the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset and is intended to improve the consistency between the useful life of a recognizable intangible asset and the period of expected cash flows used to measure the fair value of that asset. This adoption changed the Company’s determination of useful lives for intangible assets on a prospective basis.

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

In June 2010, the Company adopted the provisions of ASC 715 “Compensation—Retirement Benefits,” which expand the disclosure requirements of defined benefit plans. The expanded disclosure requirements include: (i) investment policies and strategies; (ii) the major categories of plan assets; (iii) the inputs and valuation techniques used to measure plan assets; (iv) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (v) significant concentrations of risk within plan assets. (See Note 17—Pensions and Other Postretirement Benefits)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On July 1, 2010, the Company adopted the new provisions of ASC 810-10-65-2, “Transition Related to FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R)”. ASC 810-10-65-2 changed the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and required companies to regularly assess whether the Company is the primary beneficiary of a VIE. The Company’s adoption of ASC 810-10-65-2 did not have a material effect on the Company’s consolidated financial statements.

NOTE 3. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Fiscal 2010 Transactions

During fiscal year 2010, the Company completed two transactions related to its financial indexes businesses:

The Company sold its 33% interest in STOXX AG (“STOXX”), a European market index provider, to its partners, Deutsche Börse AG and SIX Group AG, for approximately $300 million in cash. The Company is entitled to receive additional consideration up to approximately $40 million if STOXX achieves certain revenue targets in calendar year 2010.

The Company and CME Group Inc. (“CME”) formed a joint venture to operate a global financial index service business (the “Venture”), to which the Company contributed its Dow Jones Indexes business valued at $675 million (which included the Company’s agreement to provide to the Venture an annual media credit for advertising on the Company’s Dow Jones media properties averaging approximately $3.5 million a year for a ten year term) and CME contributed a business which provides certain market data services valued at $608 million. The Company and CME own 10% and 90% of the Venture, respectively. The Venture issued approximately $613 million in third-party debt due in March 2018 that has been guaranteed by CME (the “Venture Financing”). The Venture used the proceeds from the debt issuance to make a special distribution at the time of the closing of approximately $600 million solely to the Company. The Company agreed to indemnify CME with respect to any payments of principal, premium and interest that CME makes under its guarantee of the Venture Financing and certain refinancing of such debt. In the event the Company is required to perform under this indemnity, the Company will be subrogated to and acquire all rights of CME. The maximum potential amount of undiscounted future payments related to this indemnity was approximately $828 million at June 30, 2010. The Company has made a determination that there is no recognition of this potential future payment in the accompanying financial statements.

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

The Company recorded a combined loss of approximately $23 million on both of these transactions, which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2010.

During fiscal 2010, the Company sold the majority of its terrestrial television operations in Eastern Europe led by the sale of its Bulgarian terrestrial TV business, bTV. The aggregate cash received in connection with these sales was approximately $372 million, net of expense, and a gain of approximately $195 million on these

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

sales was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2010. The Company continues to operate a terrestrial TV business, FOX TV, a Turkish national general interest free-to-air broadcast television station. The net income, assets, liabilities and cash flow attributable to the terrestrial television operations sold are not material to the Company in any of the periods presented and, accordingly, have not been presented separately.

In June 2010, the Company announced that it had proposed to the board of directors of BSkyB, in which the Company currently has an approximate 39% interest, to make a cash offer of 700 pence per share for the BSkyB shares that the Company does not already own. The Company and the independent members of BSkyB’s board of directors were unable to reach a mutually agreeable price at the time of the public announcement; however, the parties entered into a cooperation agreement pursuant to which the parties agreed to work together to proceed with the regulatory process in order to facilitate a proposed transaction. There can be no assurance that the Company will make a binding offer. The Company will pay BSkyB a breakup fee of approximately $60 million as of June 30, 2010 if the regulatory approvals are obtained and the Company does not make a binding offer within five months thereafter of at least 700 pence per share. The Company believes that a potential transaction will result in increased geographic diversification of the Company’s earnings base and reduce its exposure to cyclical advertising revenues through an increase in direct consumer subscription revenues. If the Company makes a binding offer and proceeds with the proposed transaction, the Company plans to finance the transaction by using a significant portion of the available cash on its balance sheet plus borrowed funds.

Fiscal 2009 Transactions

Acquisitions

In October 2008, the Company purchased VeriSign Inc.’s (“VeriSign”) noncontrolling interest of the Jamba joint venture, which has been included in the Fox Mobile Group (“Fox Mobile”), for approximately $193 million in cash, increasing the Company’s interest to 100%. During fiscal 2010, the Company recorded an impairment charge relating to Fox Mobile’s fixed assets. During fiscal 2010 and 2009, the Company recorded impairment charges relating to Fox Mobile’s goodwill and finite-lived intangible assets. (See Note 9—Goodwill and Other Intangible Assets)

In January 2009, the Company and Asianet TV Holdings Private Limited (“Asianet”) formed a venture (“Star Jupiter”) to provide general entertainment channels in southern India. The Company paid approximately $235 million in cash and assumed net debt of approximately $20 million for a controlling interest in four of Asianet’s channels which were combined with one of the Company’s existing channels. The Company has a controlling interest in this new venture and, accordingly, began consolidating the results in January 2009. In July 2010, the Company paid approximately $90 million in cash to increase its ownership stake to approximately 75%.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Fiscal 2008 Transactions

Acquisitions

In July 2007, the Company acquired Photobucket, a web-based provider of photo- and video-sharing services, for a total purchase price of approximately $287 million, of which $237 million was in cash and $50 million was in deferred consideration. The initial $25 million of deferred consideration was paid during the first quarter of fiscal 2009 and the remaining $25 million was paid during the first quarter of fiscal 2010. In December 2009, the Company entered into an agreement to transfer the equity and related assets of Photobucket to a mobile photo uploading platform in exchange for an equity interest in the acquirer and cash. A loss of approximately $32 million on this transaction was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2010. As a result of this transaction, the Company’s interest in the acquirer, which is not material, was recorded at fair value and is now accounted for under the equity method of accounting.

On December 13, 2007, the Company completed the acquisition of Dow Jones & Company, Inc. (“Dow Jones”) pursuant to the Agreement and Plan of Merger, dated as of July 31, 2007, by and among the Company, Ruby Newco LLC, a wholly-owned subsidiary of the Company (“Ruby Newco”), Dow Jones and Diamond Merger Sub Corporation, as amended (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, each outstanding share of Dow Jones common stock was converted into the right to receive, at the election of the holder, either (x) $60.00 in cash or (y) 2.8681 Class B common units of Ruby Newco. Each Class B common unit of Ruby Newco is convertible into a share of News Corporation Class A common stock par value $0.01 per share (“Class A Common Stock”). The consideration for the acquisition was approximately $5,700 million which consisted of: $5,150 million in cash, assumed net debt of approximately $330 million and approximately $200 million in equity instruments. The results of Dow Jones have been included in the Company’s consolidated statements of operations from December 13, 2007.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As part of the Dow Jones acquisition, the Company assumed total debt of $378 million which consisted of: 3.875% notes due 2008 in the amount of $225 million, $131 million in commercial paper and a $22 million variable interest rate note.

In addition, in December 2007, the Company issued approximately 8 million Class B common units of Ruby Newco, approximately 7 million stock options and approximately 500,000 restricted stock units (“RSUs”) over Class A Common Stock. The total fair value of these instruments was approximately $200 million. As of June 30, 2010, approximately 7.7 million Class B common units of Ruby Newco had been converted into shares of Class A Common Stock.

The acquisition of Dow Jones was effected in December 2007 to position the Company as a leader in the financial news and information market and to enhance its ability to adapt to future challenges and opportunities within the Newspapers and Information Services segment and across the Company’s other related business segments.

Under the purchase method of accounting, the total purchase price is allocated to Dow Jones’ net tangible and intangible assets based upon Dow Jones’ estimated fair value as of the date of completion of the acquisition. Based upon the purchase price and the valuation performed, the purchase price allocation is as follows (in millions):

Assets acquired:
Current assets	$339
Property, plant and equipment	577
Other assets	52
Intangible assets	2,376
Goodwill	4,261

Total assets acquired	$7,605

Liabilities assumed:
Current liabilities	$589
Deferred income taxes	640
Deferred revenue	226
Other liabilities	458
Borrowings	378

Total liabilities assumed	2,291
Noncontrolling interests	165

Net assets acquired	$5,149

The Company allocated approximately $700 million to amortizable intangible assets, primarily consisting of subscriber relationship intangible assets. The pattern of economic benefits to be derived from certain amortizable intangible assets is estimated to be greater in the initial period of ownership. Accordingly, amortization expense is recognized on an accelerated basis over the remaining weighted-average useful life of 25 years. The Company also allocated approximately $1,700 million to trade names, which will not be amortized as they have an indefinite remaining useful life based primarily on their market position and the Company’s plans for continued indefinite use. Further, approximately $4,300 million was allocated to goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill is not being amortized in accordance with ASC 350, and is not deductible for tax purposes. Upon the completion of the final

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

valuation in December 2008, all of the goodwill was allocated to the Newspapers and Information Services segment. During fiscal 2009, the Company recorded an impairment charge relating to the Dow Jones goodwill and indefinite-lived intangible assets of $2.8 billion which is not reflected in the table above. (See Note 9—Goodwill and Other Intangible Assets)

The aforementioned acquisitions were all accounted for in accordance with ASC 805.

Disposals

In June 2008, the Company sold a parcel of land it owned in the United Kingdom, for total consideration of $163 million. The consideration at closing was comprised of $91 million in cash and a $72 million note, secured by the land, payable in three equal annual installments, of which two installments had been paid as of June 30, 2010. The Company recorded a pre-tax gain of $126 million on the transaction which is included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2008.

Share Exchange Agreement

In February 2008, the Company closed the transactions contemplated by the share exchange agreement (the “Share Exchange Agreement”) with Liberty Media Corporation (“Liberty”). Pursuant to the terms of the Share Exchange Agreement, Liberty exchanged its entire interest in the Company’s common stock (approximately 325 million shares of Class A Common Stock and 188 million shares of Class B Common Stock for 100% of the stock of a wholly-owned subsidiary of the Company, whose holdings consisted of the Company’s approximate 41% interest (approximately 470 million shares) in The DIRECTV Group, Inc. (“DIRECTV”) constituting the Company’s entire interest in DIRECTV, three of the Company’s Regional Sports Networks (“RSNs”) (FSN Northwest, FSN Pittsburgh and FSN Rocky Mountain) (the “Three RSNs”) and approximately $625 million in cash (the “Exchange”). The Exchange resulted in the divestiture of the Company’s entire interest in DIRECTV and the Three RSNs to Liberty. The Company measured the fair market value of the shares received from Liberty at the February 27, 2008 New York Stock Exchange closing price of the Class A Common Stock (NWS-A) and Class B Common Stock (NWS) as the value of the shares was more clearly evident than the fair value of the assets surrendered. A tax-free gain of $1.7 billion on the Exchange was recognized in Other, net in the consolidated statements of operations in fiscal 2008. Upon closing of the Exchange, the Company entered into a non-competition agreement with DIRECTV and non-competition agreements with each of the Three RSNs, in each case, restricting its right to compete for a period of four years with DIRECTV and the Three RSNs in the respective regions in which such entities were operating on the closing date of the Exchange.

NOTE 4. RESTRUCTURING PROGRAMS

Fiscal 2010 Programs

During fiscal 2010, the Company recorded restructuring charges of approximately $53 million. The restructuring charges in fiscal 2010 reflect an $18 million charge related to the sales and distribution operations of the STAR channels, $19 million related to termination benefits recorded at the Newspapers and Information Services segment and a $16 million charge at the Other segment related to the restructuring program at Fox Mobile and accretion on facility termination obligations.

Fiscal 2009 Programs

In fiscal 2009, certain of the markets in which the Company’s businesses operate experienced a weakening in the economic climate, which adversely affected advertising revenue and other consumer driven spending. As a result, a number of the Company’s businesses implemented a series of operational actions to address the

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company’s cost structure, including the restructuring of the Company’s digital media properties to align resources more closely with business priorities. This restructuring program included significant job reductions, both domestically and internationally, to enable the businesses to operate on a more cost effective basis. In conjunction with this project the Company also eliminated excess facility requirements. In fiscal 2009, several other businesses of the Company implemented similar plans including the U.K. and Australian newspapers, HarperCollins, MyNetworkTV and Fox Television Stations. During the fiscal year ended June 30, 2009, the Company recorded restructuring charges in accordance with ASC 420, “Exit or Disposal Cost Obligations”, of approximately $312 million. These charges consist of severance costs, facility related costs and other associated costs. The restructuring charges primarily relate to $20 million recorded at the Television segment, $33 million recorded at the Book Publishing segment, $74 million recorded at the Newspapers and Information Services segment and $182 million recorded at the Other segment during the fiscal year ended June 30, 2009. The Other segment included charges of approximately $178 million related to the Company’s digital media properties, $148 million of which was recorded for facility related costs.

Changes in the program liabilities were as follows:

	One time termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, June 30, 2008	$—	$—	$—	$—
Additions	126	164	22	312
Payments	(62)	—	(14)	(76)
Foreign exchange movements	1	—	—	1

Balance, June 30, 2009	$65	$164	$8	$237
Additions	37	14	2	53
Payments	(68)	(24)	(4)	(96)
Foreign exchange movements	(2)	—	—	(2)

Balance, June 30, 2010	$32	$154	$6	$192

The Company expects to record an additional $50 million of restructuring charges, principally related to accretion on facility termination obligations through 2021. At June 30, 2010, restructuring liabilities of approximately $80 million and $112 million were included in the consolidated balance sheets in other current liabilities and other liabilities, respectively. Other liabilities primarily relate to additional accretion on facility termination obligations which are expected to be paid through fiscal 2021.

Dow Jones

As a result of the Dow Jones acquisition in fiscal 2008, the Company established and approved plans to integrate the acquired operations into the Company’s Newspapers and Information Services segment. The cost to implement these plans consists of separation payments for certain Dow Jones executives under the change in control plan Dow Jones had established prior to the acquisition, non-cancelable lease commitments and lease termination charges for leased facilities that have or will be exited and other contract termination costs associated with the restructuring activities. During the fiscal year ended June 30, 2009, the Company recorded additional amounts relating to separation payments and non-cancelable lease commitments as purchase accounting adjustments.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in the plan liabilities were as follows:

	For the years ended June 30,
	2010	2009	2008
	(in millions)
Beginning of year	$126	$180	$—
Additions	—	40	210
Payments	(58)	(94)	(30)

End of year	$68	$126	$180

The balance of the plan liabilities as of June 30, 2010 primarily includes facility related costs.

NOTE 5. INVENTORIES

As of June 30, 2010, the Company’s inventories were comprised of the following:

	As of June 30,
	2010	2009
	(in millions)
Programming rights	$3,058	$3,038
Books, DVDs, paper and other merchandise	367	361
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	614	533
Completed, not released	155	137
In production	508	664
In development or preproduction	98	73

	1,375	1,407

Television productions:
Released (including acquired libraries)	561	589
In production	283	256
In development or preproduction	2	4

	846	849

Total filmed entertainment costs, less accumulated amortization (a)	2,221	2,256

Total inventories, net	5,646	5,655
Less: current portion of inventory, net (b)	(2,392)	(2,477)

Total noncurrent inventories, net	$3,254	$3,178

(a)

Does not include $460 million and $491 million of net intangible film library costs as of June 30, 2010 and 2009, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheets. (See Note 9—Goodwill and Other Intangible Assets for further details)

(b)	Current inventory as of June 30, 2010 and 2009 is comprised of programming rights ($2,057 million and $2,149 million, respectively), books, DVDs, paper, and other merchandise.

As of June 30, 2010, the Company estimated that approximately 71% of unamortized filmed entertainment costs from the completed films are expected to be amortized during fiscal 2011 and approximately 96% of

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

released filmed entertainment costs will be amortized within the next three fiscal years. During fiscal 2011, the Company expects to pay $1,200 million in accrued participation liabilities, which are included in participations, residuals and royalties payable on the consolidated balance sheets. At June 30, 2010, acquired film and television libraries had remaining unamortized film costs of $86 million, which are generally amortized using the individual film forecast method over a remaining period of approximately one to 11 years.

NOTE 6. INVESTMENTS

As of June 30, 2010, the Company’s investments were comprised of the following:

		Ownership Percentage		As of June 30,
				2010	2009
				(in millions)
Equity method investments:
British Sky Broadcasting Group plc (1)	U.K. DBS operator	39%		$1,159	$877
Sky Network Television Ltd. (1)	New Zealand media company	44%		343	305
Sky Deutschland AG (1)	German pay-TV operator	45%	(2)	326	437
NDS	Digital technology company	49%		286	232
Other equity method investments		various		893	707
Fair value of available-for-sale investments		various		225	150
Other investments		various		283	249

				$3,515	$2,957

(1)

The market value of the Company’s investment in BSkyB, Sky Network Television Ltd., and Sky Deutschland AG (formerly Premiere AG) (“Sky Deutschland”) was $7,205 million, $592 million and $429 million at June 30, 2010, respectively.

(2)

During fiscal 2010, the Company acquired additional shares of Sky Deutschland, increasing its ownership from approximately 38% at June 30, 2009 to approximately 45% at June 30, 2010. (See Fiscal Year 2010 Transactions below for further discussion)

The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	As of June 30,
	2010	2009
	(in millions)
Cost basis of available-for-sale investments	$37	$38
Accumulated gross unrealized gain	189	113
Accumulated gross unrealized loss	(1)	(1)

Fair value of available-for-sale investments	$225	$150

Deferred tax liability	$66	$39

The Company reclassified gains of $3 million, nil and $12 million from accumulated other comprehensive income to the consolidated statements of operations, based on the specific identification method, during the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Equity Earnings (Losses) of Affiliates

The Company’s share of the earnings (losses) of its equity affiliates was as follows:

	For the years ended June 30,
	2010	2009	2008
	(in millions)
DBS equity affiliates	$341	$(374)	$138
Cable channel equity affiliates	66	59	98
Other equity affiliates	41	6	91

Total equity earnings (losses) of affiliates (a)	$448	$(309)	$327

(a)

The Company’s investment in several of its affiliates exceeded its equity in the underlying net assets by approximately $1.6 billion as of June 30, 2010 and 2009, which represented the excess cost over the Company’s proportionate share of its investments’ underlying net assets. This has been allocated between intangibles with finite lives, indefinite-lived intangibles and goodwill. The finite-lived intangibles primarily represent a trade name and subscriber lists with a weighted average useful life of 16 years.

In accordance with ASC 350, the Company amortized $7 million and $10 million in fiscal 2010 and 2009, respectively, related to amounts allocated to finite-lived intangible assets. Such amortization is reflected in equity earnings (losses) of affiliates.

Fiscal 2010 Transactions

During fiscal 2010, the Company acquired additional shares of Sky Deutschland, increasing its ownership from approximately 38% at June 30, 2009 to approximately 45% at June 30, 2010. The aggregate cost of the shares acquired was approximately $200 million and the majority of the shares were newly registered shares issued pursuant to a capital increase.

During fiscal 2010, the Company acquired an approximate 9% interest in Rotana Holding FZ-LLC (“Rotana”), which operates a diversified film, television, audio, advertising and entertainment business across the Middle East and North Africa, for $70 million. A significant stockholder of the Company, who owns approximately 7% of the Company’s Class B Common stock, owns a controlling interest in Rotana. The Company has an option to purchase an approximate 9% additional interest for $70 million through November 2011. The Company also has an option to sell its interest in Rotana in fiscal year 2015 at the higher of the price per share based on a bona fide sale offer or the original subscription price.

In June 2010, the Company announced that it had proposed to the board of directors of BSkyB, in which the Company currently has an approximate 39% interest, to make a cash offer of 700 pence per share for the BSkyB shares that the Company does not already own. The Company and the independent members of BSkyB’s board of directors were unable to reach a mutually agreeable price at the time of the public announcement; however, the parties entered into a cooperation agreement pursuant to which the parties agreed to work together to proceed with the regulatory process in order to facilitate a proposed transaction. (See Note 3—Acquisitions, Disposals and Other Transactions for further discussion)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fiscal 2009 Transactions

Investment in Sky Deutschland

The Company invested an aggregate of approximately $300 million in shares of Sky Deutschland during fiscal 2009 and, as of June 30, 2009, the Company had an approximate 38% ownership interest in Sky Deutschland.

Impairment of Investments in Sky Deutschland

On October 2, 2008, Sky Deutschland announced guidance on its earnings before interest, taxes and depreciation (“EBITDA”) indicating results substantially below prior guidance for calendar year 2008. Sky Deutschland also announced that it had adopted a new classification of subscribers at September 30, 2008. The day after this announcement, Sky Deutschland experienced a significant decline in its market value. As a result of this decline, the Company’s carrying value in Sky Deutschland exceeded its market value based upon Sky Deutschland’s closing share price of €4.38 on October 3, 2008. The Company believes that this decline was not temporary based on the assessment described below and, accordingly, recorded an impairment charge of $422 million representing the difference between the Company’s carrying value and the market value which was included in Equity earnings (losses) of affiliates in the Company’s consolidated statements of operations for the fiscal year ended June 30, 2009.

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

Other

In August 2008, the Company entered into an agreement providing for the restructuring of the Company’s content acquisition agreements with Balaji Telefilms Ltd (“Balaji”). As part of this restructuring agreement, the Company no longer has representation on Balaji’s board of directors and does not have significant influence in management decisions; therefore, the Company believes that it no longer has the ability to exercise significant influence over Balaji. Accordingly, the Company accounts for its investment in Balaji under the cost method of accounting and the carrying value is adjusted to market value each reporting period as required under ASC 320 “Investments—Debt and Equity Securities.”

In February 2009, the Company, the Permira Newcos and NDS completed the NDS Transaction, resulting in the Permira Newcos and the Company owning approximately 51% and 49% of NDS, respectively. The Company’s remaining interest in NDS is accounted for under the equity method of accounting. (See Note 3— Acquisitions, Disposals and Other Transactions for further discussion)

Fiscal 2008 Transactions

In March 2008, the Company and its joint venture partner completed a series of transactions and sold its entire interest in the cable systems in Taiwan, in which the Company maintained a noncontrolling interest ownership, to third parties for aggregate cash consideration of approximately $360 million. The Company recognized pre-tax gains totaling approximately $133 million on the sales included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2008.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effective September 30, 2007, NGT, Inc. (“NGT”) gave the Company control over National Geographic Channel US LLC (“NGC US”) in which the Company had a 67% equity interest. Accordingly, the results of NGC US are included in the Company’s consolidated results of operations beginning October 1, 2007. During fiscal 2010, the Company offered distributors of an existing Company-owned cable channel the option to transition subscribers to a new NGC US channel. As a result of the contribution of these subscribers to the new channel, the Company increased its ownership percentage in NGC US to approximately 71% as of June 30, 2010. A minority stockholder has the option to call a portion of the Company’s increased ownership interest in NGCUS upon the new channel’s attainment of certain financial conditions. A minority stockholder has notified the Company of its intention to exercise its call option and will purchase approximately 3% of NGC US.

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

Impairments of cost method investments

The Company regularly reviews cost method investments for impairments based on criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold its investment until recovery and the investment’s financial strength and specific prospects. In the fiscal years ended June 30, 2010, 2009 and 2008, the Company wrote down certain cost method investments by approximately $3 million, $113 million and $125 million, respectively. The write-down in the fiscal year ended June 30, 2009 included a $58 million impairment related to an investment in a sports and entertainment company and a $38 million impairment related to a television content production company. The write-down in the fiscal year ended June 30, 2008 included a $114 million impairment related to an investment in an Asian premium movie channel. The above write-downs are reflected in Other, net in the consolidated statements of operations and were taken as a result of either the deteriorating financial position of the investee or due to a permanent impairment resulting from sustained losses and limited prospects for recovery.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Summarized financial information

Summarized financial information for a significant equity affiliate, determined in accordance with Regulation S-X of the Securities and Exchange Acts of 1934, as amended, accounted for under the equity method is as follows:

	For the years ended June 30,
	2010	2009	2008
	(in millions)
Revenues	$9,341	$8,548	$9,920
Operating income	1,732	1,297	1,450
Net income (loss)	1,387	413	(255)

	As of June 30,
	2010	2009
	(in millions)
Current assets	$2,975	$3,200
Non-current assets	5,145	5,365
Current liabilities	2,545	3,624
Non-current liabilities	3,813	4,029

NOTE 7. FAIR VALUE

In accordance with ASC 820, fair value measurements are required to be disclosed using a three-tiered fair value hierarchy which distinguishes market participant assumptions into the following categories: (i) inputs that are quoted prices in active markets (“Level 1”); (ii) inputs other than quoted prices included within Level 1 that are observable, including quoted prices for similar assets or liabilities (“Level 2”); and (iii) inputs that require the entity to use its own assumptions about market participant assumptions (“Level 3”). Additionally, in accordance with ASC 815, the Company has included additional disclosures about the Company’s derivatives and hedging activities (Level 2).

The table below presents information about financial assets and liabilities carried at fair value on a recurring basis as of June 30, 2010:

		Fair Value Measurements at Reporting Date Using
Description	Total as of June 30, 2010	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities (1)	$225	$225	$—	$—
Derivatives (2)	33	—	33	—
Redeemable Noncontrolling interests (3)	(325)	—	—	(325)

Total	$(67)	$225	$33	$(325)

(1)	See Note 6—Investments
(2)	Represents derivatives associated with the Company’s foreign exchange forward contracts designated as hedges.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)

The Company accounts for the redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A “Distinguishing Liabilities from Equity.” (“ASC 480-10-S99-3A”) because their exercise is outside the control of the Company and, accordingly, as of June 30, 2010, has included the fair value of the redeemable noncontrolling interests in the consolidated balance sheets. The majority of redeemable noncontrolling interests recorded at fair value are a put arrangement held by the noncontrolling interests in one of the Company’s majority-owned RSNs, in a majority-owned outdoor marketing subsidiary and in one of the Company’s Asian general entertainment television joint ventures.

The fair value of the redeemable noncontrolling interest in the Company’s RSN was determined by using a discounted earnings before interest, taxes, depreciation and amortization valuation model, assuming a 9% discount rate.

As the Company is currently exploring the possible disposal of its majority–owned outdoor marketing subsidiary, the Company applied the market approach in valuing its redeemable noncontrolling interest.

The fair value of the redeemable noncontrolling interest in the Asian general entertainment television joint venture was determined using a discounted cash flow analysis assuming a multiple of ten times terminal year EBITDA.

The changes in fair value of liabilities classified as Level 3 measurements during the fiscal year ended June 30, 2010 are as follows (in millions):

Beginning of period	$(343)
Total gains (losses) included in net income	(9)
Total gains (losses) included in other comprehensive income	3
Other	24

End of period	$(325)

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables, payables and cost investments, approximates fair value.

The aggregate fair value of the Company’s borrowing at June 30, 2010 was approximately $15.0 billion compared with a carrying value of approximately $13.3 billion and, at June 30, 2009, was approximately $13.5 billion compared with a carrying value of approximately $14.3 billion. Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market.

Foreign Currency Forward Contracts

The Company uses financial instruments designated as cash flow hedges primarily to hedge certain exposures to foreign currency exchange risks associated with the cost for producing or acquiring films and television programming abroad. The notional amount of foreign exchange forward contracts with foreign currency risk outstanding at June 30, 2010 and 2009 was $511 million and $395 million, respectively. As of June 30, 2010 and 2009, the fair values of the foreign exchange forward contracts of approximately $33 million and $3 million, respectively were recorded in the underlying hedged balances. The Company’s foreign currency forward contracts are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount. The potential loss in fair value for such financial instruments for a 10% adverse change in quoted foreign currency exchange rates would be approximately $3 million and $33 million, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effective changes in fair value of derivatives designated as cash flow hedges for June 30, 2010 of $30 million were recorded in accumulated other comprehensive income with foreign currency translation adjustments. The ineffective changes in fair value of derivatives designated as cash flow hedges were immaterial. Amounts are reclassified from accumulated other comprehensive income when the underlying hedged item is recognized in earnings. During the fiscal year ended June 30, 2010, the Company reclassified gains and (losses) of approximately $3 million and $(5) million, respectively, from other comprehensive income to net income. Amounts reclassified from other comprehensive income to net income during the fiscal years ended June 30, 2009 and 2008 were not material. The Company expects to reclassify approximately $28 million of the gains included in other comprehensive income at June 30, 2010 during fiscal 2011. Cash flows from the settlement of foreign exchange forward contracts (which generally occurs within 12 months from the inception of the contracts) offset cash flows from the underlying hedged item and are included in operating activities in the consolidated statements of cash flows.

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk at June 30, 2010 or June 30, 2009 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At June 30, 2010, the Company did not anticipate nonperformance by any of the counterparties.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

	Useful Lives	As of June 30,
		2010	2009
		(in millions)
Land		$351	$355
Buildings and leaseholds	2 to 50 years	3,388	3,360
Machinery and equipment	2 to 30 years	7,520	7,335

		11,259	11,050
Less accumulated depreciation and amortization		(5,634)	(5,301)

		5,625	5,749
Construction in progress		355	496

Total property, plant and equipment, net		$5,980	$6,245

Depreciation and amortization related to property, plant and equipment was $994 million, $942 million and $1,009 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. This includes depreciation of set-top boxes in the DBS segment of $189 million, $152 million and $142 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Total operating lease expense was approximately $558 million, $563 million and $497 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying values of the Company’s intangible assets and related accumulated amortization were as follows:

	For the years ended June 30,
	2010	2009
	(in millions)
Intangible assets not subject to amortization
FCC licenses	$2,404	$2,404
Distribution networks	751	748
Publishing rights & imprints	513	508
Newspaper mastheads	2,001	2,176
Other	1,318	1,338

Total intangible assets not subject to amortization	6,987	7,174
Film library, net (1)	460	491
Other intangible assets, net (2)	859	1,260

Total intangibles, net	$8,306	$8,925

(1)	Net of accumulated amortization of $163 million and $132 million as of June 30, 2010 and June 30, 2009, respectively. The average useful life of the film library was 20 years.
(2)	Net of accumulated amortization of $541 million and $447 million as of June 30, 2010 and June 30, 2009, respectively. The average useful life of other intangible assets ranges from three to 25 years.

Intangible assets decreased $619 million during the fiscal year ended June 30, 2010 as compared to fiscal 2009 primarily due to a reduction of $392 million related to the disposition of the financial indexes businesses at the Newspapers and Information Services segment, an impairment of $52 million recorded at the Other segment relating to the Fox Mobile business and amortization expense, which were partially offset by foreign exchange fluctuations.

The changes in the carrying value of goodwill, by segment, are as follows:

	Balance as of June 30, 2009	Disposals	Foreign Exchange Movements	Adjustments	Balance as of June 30, 2010
	(in millions)
Filmed Entertainment	$1,071	$—	$—	$—	$1,071
Television	1,906	—	—	—	1,906
Cable Network Programming	6,151	—	(2)	18	6,167
Direct Broadcast Satellite Television	616	—	(76)	—	540
Integrated Marketing Services	286	—	—	(2)	284
Newspapers and Information Services	3,238	(451)	95	—	2,882
Book Publishing	3	(2)	—	2	3
Other	1,111	(100)	5	(120)	896

Total goodwill	$14,382	$(553)	$22	$(102)	$13,749

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the fiscal year ended June 30, 2010, goodwill decreased approximately $633 million, primarily due to disposals resulting in a reduction of $553 million and adjustments of $102 million, which were partially offset by foreign exchange fluctuations of $22 million. The disposals primarily related to the disposition of the financial indexes businesses at the Newspapers and Information Services segment resulting in a reduction of $451 million. Adjustments included impairments of $137 million recorded at the Other segment relating to the News Outdoor and Fox Mobile businesses, partially offset by increases for final purchase price allocations of $25 million and new acquisitions of $10 million. The final purchase price allocations related to the acquisition of a majority interest in an Asian general entertainment company as part of the formation of the Star Jupiter venture and the acquisition of the VeriSign minority share of the Jamba joint venture.

Annual Impairment Review

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

The Company performs impairment reviews consisting of a comparison of the estimated fair value of the Company’s FCC licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method, assuming a hypothetical start-up scenario for a broadcast station in each of the markets the Company operates in. The significant assumptions used are the discount rate and terminal growth rates and operating margins, as well as industry data on future advertising revenues in the markets where the Company owns television stations. These assumptions are based on actual historical performance in each market and estimates of future performance in each market.

Fiscal 2010

During the fourth quarter of fiscal 2010, the Company completed its annual impairment review of goodwill and indefinite-lived intangible assets. As part of the annual review process the Company determined that it was more likely than not that its News Outdoor and Fox Mobile businesses, which are considered reporting units under ASC 350, will be sold or otherwise disposed. In connection with such disposal, the Company reviewed

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

these businesses for impairment and recognized a non-cash impairment charge of $200 million in the fiscal year ended June 30, 2010. The impairment charge consisted of a write-down of finite-lived intangible assets of $52 million, a write-down of $137 million in goodwill and a write-down of fixed assets of $11 million. In accordance with ASC 360, the assets and liabilities of both News Outdoor and Fox Mobile were carried at their fair value, measured using the market value approach, as of June 30, 2010. The net income, assets, liabilities and cash flow attributable to the News Outdoor and Fox Mobile operations are not material to the Company in any of the periods presented and, accordingly, have not been presented separately.

Other than the impairment noted above, the Company determined that the goodwill and indefinite-lived intangible assets included in the consolidated balance sheets were not impaired.

Fiscal 2009

During fiscal 2009, the Company performed an interim impairment review in advance of its annual impairment assessment because the Company believed events had occurred and circumstances had changed that would more likely than not reduce the fair value of the Company’s goodwill and indefinite-lived intangible assets below their carrying amounts. These events included: (a) the decline of the price of the Company’s Class A Common Stock and Class B Common Stock below the carrying value of the Company’s stockholders’ equity; (b) the reduced growth in advertising revenues; (c) the decline in the operating profit margins in some of the Company’s advertising-based businesses; and (d) the decline in the valuations of other television stations, newspapers and advertising- based companies as determined by the current trading values of those companies. In addition, the Company performed an annual impairment assessment of goodwill and indefinite-lived intangible assets.

As a result of the impairment reviews performed the Company recorded non-cash impairment charges of approximately $8.9 billion ($7.2 billion, net of tax) during the fiscal year ended June 30, 2009. The charges consisted of a write-down of the Company’s indefinite-lived intangible assets (primarily FCC licenses in the Television segment) of $4.6 billion, a write-down of $4.1 billion of goodwill and a write-down of the Newspapers and Information Services segment’s fixed assets of $185 million in accordance with ASC 360.

Amortization related to finite-lived intangible assets was $191 million, $196 million and $198 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five fiscal years is as follows: 2011—$140 million; 2012—$126 million; 2013—$114 million; 2014—$107 million; and 2015—$101 million. These amounts may vary as acquisitions and disposals occur in the future and as purchase price allocations are finalized.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. BORROWINGS

	Weighted average interest rate at June 30, 2010	Due date at June 30, 2010	Outstanding
Description			As of June 30,
			2010	2009
			(in millions)
Bank Loans (a)			$80	$173
Public Debt
Senior notes issued under January 1993 indenture (b)	8.60%	2013 - 2034	2,220	2,211
Senior notes issued under March 1993 indenture (c)(e)	6.80%	2014 - 2096	9,939	10,090
Senior notes issued under August 2009 indenture (d)(e)	6.40%	2020 - 2039	1,000	—
Liquid Yield Option™ Notes (f)		2021	81	78
Exchangeable securities (g)			—	1,737

Total public debt			13,240	14,116

Total borrowings			13,320	14,289
Less current portion			129	2,085

Long-term borrowings			$13,191	$12,204

(a)

In August 2006, the Company entered into a loan agreement with Raiffeisen Zentralbank Österreich AG (“RZB”), which was subsequently amended in September 2009. As of June 30, 2010, $78 million was outstanding under this loan agreement, with $46 million classified as current borrowings and the balance to be paid in fiscal 2012. The loan bears interest at LIBOR for a six month period plus a margin of 3.85% per annum. The loans are secured by certain guarantees, bank accounts and share pledges of the Company’s Russian outdoor advertising operating subsidiaries.

(b)

These notes are issued under the Amended and Restated Indenture dated as of January 28, 1993, as supplemented, by and among News America Incorporated, a 100% owned subsidiary of the Company as defined in Rule 3-10(h) of Regulation S-X (“NAI”), the Company as Parent Guarantor and U.S. Bank National Association, as Trustee. These notes are direct unsecured obligations of NAI and rank pari passu with all other unsecured indebtedness of NAI. Redemption may occur, at the option of the holders, at 101% of the principal plus an accrued interest amount in certain circumstances where a change of control is deemed to have occurred. These notes are subject to certain covenants, which, among other things, restrict secured indebtedness to 10% of tangible assets and in certain circumstances limit new senior indebtedness.

(c)

These notes are issued under the Amended and Restated Indenture dated as of March 24, 1993, as supplemented, by and among NAI, the Company, as Parent Guarantor, and The Bank of New York Mellon, as Trustee. These notes are direct unsecured obligations of NAI and rank pari passu with all other unsecured indebtedness of NAI. Redemption may occur, at the option of the holders, at 101% of the principal plus an accrued interest amount in certain circumstances where a change of control is deemed to have occurred. These notes are subject to certain covenants, which, among other things, restrict secured indebtedness to 10% of tangible assets and in certain circumstances limit new senior indebtedness.

(d)

These notes are issued under the Amended and Restated Indenture dated as of August 25, 2009, as supplemented, by and among NAI, the Company, as Parent Guarantor, and The Bank of New York Mellon, as Trustee (“2009 Indenture”). These notes are direct unsecured obligations of NAI and rank pari passu with all other unsecured indebtedness of NAI. Redemption may occur, at the option of the holders, at 101% of the principal plus an accrued interest amount in certain circumstances where a change of control is deemed to have occurred. These notes are subject to certain covenants, which, among other things, limit the

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company’s ability and the ability of the Company’s subsidiaries, to create liens and engage in a merger, sale or consolidation transaction. The 2009 Indenture does not contain any financial maintenance covenants.

(e)

In August 2009, NAI issued $400 million of 5.65% Senior Notes due 2020 and $600 million of 6.90% Senior Notes due 2039 for general corporate purposes. The Company received proceeds of approximately $989 million on the issuance of this debt, net of expense.

The Company’s $250 million of 6.75% Senior Debentures due January 2038 were puttable at the option of the holder to the Company in January 2010. The majority of these debentures were not put to the Company in January 2010 and the outstanding debentures which had been classified as current borrowings as of June 30, 2009 were classified as non-current borrowings as of June 30, 2010.

In March 2010, the Company retired its $150 million 4.75% Senior Debentures due 2010.

In February 2009, the Company issued $700 million of 6.90% Senior Notes due 2019 and $300 million of 7.85% Senior Notes due 2039 for general corporate purposes. The Company received proceeds of approximately $993 million on the issuance of this debt, net of expense.

(f)

In February 2001, the Company issued Liquid Yield OptionTM Notes (“LYONs”) which pay no interest and had an aggregate principal amount at maturity of $1,515 million representing a yield of 3.5% per annum on the issue price. The remaining holders may exchange the LYONs at any time into Class A Common Stock or, at the option of the Company, the cash equivalent thereof at a fixed exchange rate of 24.2966 shares of Class A Common Stock per $1,000 note. The remaining LYONs are redeemable at the option of the holders on February 28, 2011 and February 28, 2016 at a price of $706.82 and $840.73, respectively. The Company, at its election, may satisfy the redemption amounts in cash, Class A Common Stock or any combination thereof. The Company can redeem the LYONs in cash at any time at specified redemption amounts.

On February 28, 2006, 92% of the LYONs were redeemed for cash at the specified redemption amount of $594.25 per LYON. Accordingly, the Company paid an aggregate of approximately $831 million to the holders of the LYONs that had exercised this redemption option.

The remaining LYONs have been classified as current borrowings as of June 30, 2010 due to the holders’ option to redeem the LYONs on February 28, 2011.

The LYONs constitute senior indebtedness of NAI and rank equal in right of payment with all present and future senior indebtedness of NAI. News Corporation has fully and unconditionally guaranteed the LYONs. The LYONs, which have been recorded at a discount, are being accreted using the effective interest rate method.

(g)	See Note 11—Exchangeable Securities

Ratings of Public Debt

The table below summarizes the Company’s credit ratings as of June 30, 2010.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa1	Stable
Standard & Poor’s	BBB+	Stable

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Original Currencies of Borrowings

Borrowings are payable in the following currencies:

	As of June 30,
	2010	2009
	(in millions)
United States Dollars	$13,188	$14,155
Australian Dollars	130	121
Other currencies	2	13

Total borrowings	$13,320	$14,289

The impact of foreign currency movements on borrowings during the fiscal year ended June 30, 2010 was approximately $9 million.

In May 2007, NAI entered into a credit agreement (the “Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein (the “Lenders”), Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent. The Credit Agreement provides a $2.25 billion unsecured revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.08% regardless of facility usage. The Company pays interest for borrowings at LIBOR plus 0.27% and pays commission fees on letters of credit at 0.27%. The Company pays an additional fee of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. The maturity date is in May 2012, however, NAI may request a $250 million increase in the amount of the credit facility and may also request that the Lenders’ commitments be extended until May 2013. At June 30, 2010, approximately $71 million in standby letters of credit for the benefit of third parties were outstanding.

NOTE 11. EXCHANGEABLE SECURITIES

TOPrS

In November 1996, the Company, through a trust (the “Exchange Trust”) wholly-owned by NAI, issued 10 million 5% TOPrS for aggregate gross proceeds of $1 billion. Such proceeds were invested in (i) preferred securities representing a beneficial interest of NAI’s 5% Subordinated Discount Debentures due November 12, 2016 (the “Subordinated Debentures”) and (ii) 10,000,000 warrants to purchase from NAI ordinary shares of BSkyB (the “Warrants”). During fiscal 2003, approximately 85% of the Company’s outstanding TOPrS and related warrants were redeemed and, in fiscal 2010, the balance of the TOPrS was redeemed for $134 million.

The total net proceeds from the issuance of the TOPrS were allocated between the fair value of the obligation and the fair value of the Warrants on their date of issuance. The fair value of the Warrants was determined at the end of each period using the Black-Scholes method. The original fair value of the obligation was recorded in non-current borrowings and in accordance with ASC 815, the Warrants were reported at fair value and in non-current other liabilities. As a result of the Company’s redemption of the outstanding TOPrS and related warrants during fiscal 2010, there were no TOPrS included in borrowings or non-current liabilities at June 30, 2010. At June 30, 2009, $129 million and $4 million of the TOPrS were included in borrowings and non-current liabilities, respectively, on the consolidated balance sheets.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

BUCS

During fiscal 2003, News Corporation Finance Trust II (the “Trust”) issued an aggregate of $1.65 billion 0.75% BUCS representing interests in debentures issued by NAI and guaranteed on a senior basis by the Company and certain of its subsidiaries. The net proceeds from the BUCS issuance were used to purchase approximately 85% of the Company’s outstanding TOPrS. The BUCS were exchangeable at the holders’ option into BSkyB ordinary shares based on an exchange ratio of 77.09 BSkyB ordinary shares per $1,000 original liquidation amount of BUCS. The Trust was able to pay the exchange market value of each BUCS by delivering ordinary shares of BSkyB or a combination of cash and ordinary shares of BSkyB. In fiscal 2010, the Company redeemed all the outstanding BUCS for an aggregate of approximately $1.65 billion in cash.

The total net proceeds from the issuance of the BUCS were allocated between the fair value of the obligation and the fair value of the exchange feature. The fair values of the obligation and the exchange feature were determined by pricing the issuance with and without the exchange feature. The original fair value of the obligation was recorded in non-current borrowings and in accordance with ASC 815, the call option feature of the exchangeable debentures was reported at fair value and in non-current other liabilities. As a result of the Company’s redemption of the outstanding BUCS during fiscal 2010, there were no BUCS included in borrowings or non-current liabilities at June 30, 2010. At June 30, 2009, $1,608 million of the 0.75% BUCS was classified as borrowings on the consolidated balance sheets and no value was ascribed to the exchange feature.

NOTE 12. FILM PRODUCTION FINANCING

The Company enters into arrangements with third parties to co-produce certain of its theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. The parties to these arrangements include studio and non-studio entities. In several of these agreements, other parties control certain distribution rights. The Filmed Entertainment segment records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, receive a participation based on the third-party investor’s contractual interest in the profits or losses incurred on the film. Consistent with the requirements of ASC 926-605 the estimate of the third-party investor’s interest in profits or losses incurred on the film is determined by reference to the ratio of actual revenue earned to date in relation to total estimated ultimate revenues.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Any decision by the Board to issue preferred stock or common stock must, however, be taken in accordance with the Board’s fiduciary duty to act in the best interests of the Company’s stockholders. The Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2010, there were no shares of preferred stock issued or outstanding. The Board has the authority, without any further vote or action by the stockholders, to issue preferred stock in one or more series and to fix the number of shares, designations, relative rights (including voting rights), preferences, qualifications and limitations of such series to the full extent permitted by Delaware law.

The Company has two classes of common stock that are authorized and outstanding, non-voting Class A Common Stock and voting Class B Common Stock.

As of June 30, 2010, there were approximately 47,000 holders of record of shares of Class A Common Stock and 1,300 holders of record of Class B Common Stock.

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

Stock Repurchase Program

The Board had authorized a total stock repurchase program to $6 billion. The remaining authorized amount under the Company’s stock repurchase program was approximately $1,761 million, excluding commissions at June 30, 2010. The Company did not repurchase any shares during the fiscal years ended June 30, 2010 and 2009. During the fiscal year ended June 30, 2008, the Company repurchased approximately 20 million shares.

The program may be suspended or discontinued at any time.

Dividends

	For the years ended June 30,
	2010	2009	2008
Cash dividend paid per share	$0.135	$0.120
Class A			$0.120
Class B			$0.110

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The 2005 Plan replaced the News Corporation 2004 Stock Option Plan under which no additional stock options will be granted. The maximum number of shares of Class A Common Stock that may be issued under the 2005 Plan is 165 million shares. At June 30, 2010, the remaining number of shares available for issuance under the 2005 Plan was approximately 130 million. The Company will issue new shares of Class A Common Stock for award upon exercises of stock options or vesting of stock-settled RSUs.

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

During the fiscal years ended June 30, 2010, 2009 and 2008, the Company issued 6.0 million, 12.0 million and 7.5 million RSUs, respectively, which primarily vest over four years. Outstanding RSUs as of June 30, 2010, 2009 and 2008 are payable in shares of the Class A Common Stock, upon vesting, except for approximately 2 million RSUs outstanding that will be settled in cash. RSUs granted to executive directors are settled in cash and certain awards granted to employees in certain foreign locations are settled in cash. During the fiscal years ended June 30, 2010, 2009 and 2008, approximately 2,352,000, 1,781,000 and 767,000 cash-settled RSUs vested, respectively. Cash paid for vested cash-settled RSUs was approximately $24 million in both of the fiscal years ended June 30, 2010 and 2009 and $25 million during the fiscal year ended June 30, 2008. At June 30, 2010 and 2009, the liability for cash-settled RSUs was approximately $25 million and $52 million, respectively.

Certain executives, who are not named executive officers of the Company, responsible for various business units within the Company had the opportunity to earn a grant of RSUs under the 2005 Plan in fiscal 2010, 2009, and 2008. These awards (the “Performance Awards”) were conditioned upon the attainment of pre-determined operating profit goals for fiscal 2010, 2009 and 2008 by the executive’s particular business unit. If the actual fiscal 2010, 2009 and 2008 operating profit of the executive’s business unit as compared to its pre-determined target operating profit for the fiscal year was within a certain performance goal range, the executive was entitled to receive a grant of RSUs pursuant to a Performance Award. To the extent that it was determined that the business unit’s actual fiscal 2010, 2009 and 2008 operating profit fell within the performance goal range for that fiscal year, the executive received a percentage of his or her annualized base salary, ranging from 0% to 100%, in time-vested RSUs representing shares of Class A Common Stock. The RSUs are generally payable in shares of Class A Common Stock upon vesting and are subject to the participants’ continued employment with the Company.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the activity related to the Company’s RSUs to be settled in stock:

	Fiscal 2010		Fiscal 2009		Fiscal 2008
	Restricted stock units	Weighted average grant- date fair value	Restricted stock units	Weighted average grant- date fair value	Restricted stock units	Weighted average grant- date fair value
(RSUs in thousands)
Unvested restricted stock units at beginning of the year	13,941	$15.46	11,302	$18.01	10,053	$15.70
Granted	5,147	10.03	9,971	13.04	6,161 (1)	21.16
Vested (2)	(7,711)	14.86	(6,950)	16.03	(4,421)	17.23
Cancelled	(574)	13.05	(382)	16.54	(491)	17.28

Unvested restricted stock units at the end of the year	10,803	$13.43	13,941	$15.46	11,302	$18.01

(1)	Includes 357,000 stock-settled RSUs issued as a result of the acquisition of Dow Jones. (See Note 3—Acquisitions, Disposals and Other Transactions.)
(2)	The fair value of the Company’s RSUs that vested during the fiscal years ended June 30, 2010, 2009 and 2008 was approximately $86 million, $93 million and $88 million, respectively.

In fiscal 2011, approximately 11.3 million RSUs were issued in connection with the fiscal 2010 performance targets, twenty-five percent of which will vest as of August 15, 2010. The remaining balance will vest in three equal annual installments, subject to the individual’s continued employment with the Company.

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

Other

The Company operates employee share ownership schemes in the United Kingdom and Ireland. These plans enable employees to enter into fixed-term savings contracts with independent financial institutions linked to an option for Class A Common Stock. The savings contracts can range from three to seven years with an average expected life of four years. During the fiscal years ended June 30, 2009 and 2008, the Company granted approximately 1,103,000 and 493,000 stock options under this scheme, respectively. The Company did not grant any stock options under this scheme in fiscal 2010.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes information about the Company’s stock option transactions for all the Company’s stock option plans (options in thousands):

	Fiscal 2010					Fiscal 2009				Fiscal 2008
	Options	Weighted average exercise price				Options	Weighted average exercise price			Options	Weighted average exercise price
		(in US$)		(in A$)			(in US$)	(in A$)			(in US$)	(in A$)
Outstanding at the beginning of the year	80,536	$16.38		$26.80		85,745	$16.23	$26.74		85,358	$15.52	$26.18
Granted (1)	—	—		—		1,103	7.48		*	7,643	19.65		*
Exercised	(2,082)	12.23		22.35		(186)	10.37	16.35		(5,719)	10.35	16.49
Cancelled	(33,333)	20.45		32.24		(6,126)	12.95	20.36		(1,537)	15.84	26.46

Outstanding at the end of the year (2)	45,121	$13.56		$22.99		80,536	$16.38	$26.80		85,745	$16.23	$26.74

Vested and unvested expected to vest at June 30, 2010	45,121
Exercisable at the end of the year	43,764					78,054				83,715
Weighted average fair value of options granted			**		**		$1.44		*		$4.28		*

(1)	Fiscal 2008 includes stock options issued as a result of the acquisition of Dow Jones. (See Note 3—Acquisitions, Disposals and Other Transactions)
(2)	The intrinsic value of options outstanding at June 30, 2010 was not material.
*	Granted in U.S. dollars.
**	No options were granted in fiscal 2010.

The Company did not grant any stock options in fiscal 2010. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal years ended June 30, 2009 and 2008:

	2009	2008
Weighted average risk free interest rate	1.56%	3.10%
Dividend yield	1.2%	0.6%
Expected volatility	36.29%	22.16%
Maximum expected life of options	7 years	7 years

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At June 30, 2010, 1,937,000 of the SARs were vested and exercisable. No SARs have been issued since fiscal 2005.

The following table summarizes information about the Company’s stock option transactions (options in thousands):

Tranches	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Exercisable Options	Weighted Average Exercise Price
(in US$)		(in US$)			(in US$)
$3.14 to $3.93	5	$3.59	2.16	5	$3.59
$6.83 to $8.94	12,909	8.73	2.20	11,985	8.82
$10.40 to $15.58	20,733	13.17	2.41	20,393	13.15
$16.41 to $23.25	11,471	19.70	0.41	11,378	19.71
$25.54	3	25.54	0.01	3	25.54

	45,121	$13.56		43,764	$13.67

The following table summarizes the Company’s equity-based compensation:

	For the years ended June 30,
	2010	2009	2008
	(in millions)
Equity-based compensation	$149	$156	$136

Cash received from exercise of equity-based compensation	$24	$2	$71

Total intrinsic value of stock options exercised	$1	$—	$38

At June 30, 2010, the Company’s total compensation cost related to non-vested stock options and RSUs not yet recognized for all plans presented was approximately $180 million, the majority of which is expected to be recognized over the next two fiscal years. Compensation expense on all equity-based awards is recognized on a straight line basis over the vesting period of the entire award.

The Company recognized a tax (expense) benefit on vested RSUs and stock options exercised of $(10) million, $(7) million and $17 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

NDS Option Schemes

In February 2009, the Company, the Permira Newcos and NDS completed the NDS Transaction, resulting in the Permira Newcos and the Company owning approximately 51% and 49% of NDS, respectively. As a result of the completion of the NDS Transaction, NDS ceased to be a public company and the Company’s remaining interest in NDS is accounted for under the equity method of accounting. (See Note 3—Acquisitions, Disposals and Other Transactions) Prior to the completion of the NDS Transaction, NDS had three executive share option schemes (“the NDS Plans”). The NDS Plans provided for the grant of options to purchase Series A ordinary shares in NDS and RSU awards that entitled the holder to NDS Series A ordinary shares as the awards vested. In connection with the NDS Transaction, all nonvested equity awards vested and the NDS Plans were terminated.

The Company included approximately $44 million and $17 million of equity-based compensation expense related to NDS awards in its consolidated statements of operations for the fiscal year ended June 30, 2009 and 2008, respectively. The Company also recognized approximately $70 million and $9 million in cash received

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

from exercise of equity-based compensation during the fiscal years ended June 30, 2009 and 2008, respectively. During the fiscal years ended June 30, 2009 and 2008 the fair value of NDS stock options exercised was $73 million and $16 million, respectively.

NOTE 15. RELATED PARTIES

Director transactions

The Company had engaged, prior to May 2010, Mrs. Wendi Murdoch, the wife of Mr. K.R. Murdoch, the Company’s Chairman and Chief Executive Officer, to provide strategic advice for the development of the MySpace business in China. The fees paid to Mrs. Murdoch pursuant to this arrangement were $92,000 in fiscal year ended June 30, 2010 and $100,000 in both the fiscal years ended June 30, 2009 and 2008. Mrs. Murdoch is a Director of MySpace China Holdings Limited (“MySpace China”), a joint venture in which the Company owns a 51.5% interest on a fully diluted basis, which licenses the technology and brand to the local company in China that operates the MySpace China website. Similar to other Directors of MySpace China, Mrs. Murdoch received options over 2.5% of the fully diluted shares of MySpace China that will vest over four years under the MySpace China option plan.

Freud Communications, which is controlled by Matthew Freud, Mr. K.R. Murdoch’s son-in-law, provided external support to the press and publicity activities of the Company during fiscal years 2010, 2009 and 2008. The fees paid by the Company to Freud Communications were approximately $350,000, $473,000 and $669,000 in fiscal years ended June 30, 2010, 2009 and 2008, respectively. At June 30, 2010, there were no outstanding amounts due to or from Freud Communications.

The Shine Group (“Shine”), a television production and distribution company, is controlled by Ms. Elisabeth Murdoch, the daughter of Mr. K.R. Murdoch. Through the normal course of business, certain subsidiaries of the Company have entered into various production and distribution arrangements with Shine. Pursuant to these arrangements, the Company paid Shine an aggregate of approximately $11.9 million and $453,000 in the fiscal years ended June 30, 2010 and 2008, respectively. No amounts were paid to Shine in fiscal year 2009. At June 30, 2010, there were no outstanding amounts due to or from Shine.

Mr. Mark Hurd, a Director of the Company, is also the Chairman and Chief Executive Officer of Hewlett-Packard Company (“HP”). Through the normal course of business, HP sells certain equipment and provides services to the Company and its subsidiaries pursuant to a worldwide agreement entered into by the Company and HP in August 2007. Pursuant to this agreement, the Company paid HP approximately $55 million, $47 million and $68 million in the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

Dr. Roderick R. Paige was a Director of the Company until February 2008 and as a result ceased to be a related party. Upon his resignation from the Board, the Company and Dr. Paige entered into a consultancy arrangement pursuant to which Dr. Paige advised the Company on certain educational matters. The consultancy arrangement was terminated in March 2009. The fees paid by the Company to Dr. Paige pursuant to this arrangement were $240,000 per annum and Dr. Paige received $90,668 in the fiscal year ended June 30, 2008 prior to his resignation from the Board.

Mr. Stanley Shuman, Director Emeritus, and Mr. Kenneth Siskind, son of Mr. Arthur M. Siskind, who is a Director and senior advisor to the Chairman, are Managing Directors of Allen & Company LLC, a U.S. based investment bank, which provided investment advisory services to the Company. No amounts were paid to Allen & Company LLC in the fiscal year 2010. Total fees paid to Allen & Company LLC were $17.5 million and $7.5 million in fiscal 2009 and 2008, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In April 2010, the Company acquired an approximate 23% equity stake in Beyond Oblivion, a digital music start-up company, for approximately $9.2 million. Mr. Shuman has an approximate 18% interest in Beyond Oblivion and serves as a member of its board of directors. Mr. Shuman does not receive compensation for his Beyond Oblivion board service.

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

	For the years ended June 30,
	2010	2009	2008
	(in millions)
Related party revenue, net of expense	$503	$587	$1,344

The following table sets forth the amount of accounts receivable due from and payable to related parties outstanding on the consolidated balance sheets:

	As of June 30,
	2010	2009
	(in millions)
Accounts receivable from related parties	$230	$228
Accounts payable to related parties	240	276

Rotana

During fiscal 2010, the Company acquired an approximate 9% interest in Rotana, which operates a diversified film, television, audio, advertising and entertainment business across the Middle East and North Africa, for $70 million. A significant shareholder of the Company, who owns approximately 7% of the Company’s Class B Common stock, owns a controlling interest in Rotana. The Company has an option to purchase an approximate additional 9% interest for $70 million through November 2011. The Company also has an option to sell its interests in Rotana in February 2015 at the higher of the price per share based on a bona fide sale offer or the original subscription price.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16. COMMITMENTS AND CONTINGENCIES

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2010.

	As of June 30, 2010
	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Contracts for capital expenditure	$337	$284	$53	$—	$—
Operating leases (a)
Land and buildings	3,180	349	617	523	1,691
Plant and machinery	1,492	189	354	294	655
Other commitments
Borrowings	13,320	129	532	880	11,779
Sports programming rights (b)	16,027	2,867	5,254	3,033	4,873
Entertainment programming rights	3,269	1,530	1,120	467	152
Other commitments and contractual obligations (c)	3,893	901	1,174	687	1,131

Total commitments, borrowings and contractual obligations	$41,518	$6,249	$9,104	$5,884	$20,281

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

	As of June 30, 2010
	Total Amounts Committed	Amount of Guarantees Expiration Per Period
Contingent guarantees:		1 year	2 - 3 years	4 - 5 years	After 5 years
			(in millions)
Sports programming rights (d)	$429	$120	$80	$229	$—
Indemnity (e)	828	27	54	54	693
Letters of credit and other	149	149	—	—	—

	$1,406	$296	$134	$283	$693

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s contracts with NASCAR give the Company rights to broadcast certain races and ancillary content through calendar year 2014.

Under the Company’s contract with the Big Ten Conference, remaining future minimum payments for program rights to broadcast certain Big Ten Conference sporting events are payable over the remaining term of the contract through fiscal 2032.

Under the Company’s contract with Italy’s National League Football, remaining future minimum payments for programming rights to broadcast National League Football matches are payable over the remaining term of the contract through fiscal 2012.

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

(e)

In connection with the transaction related to the Dow Jones financial index businesses, the Company agreed to indemnify CME with respect to any payments of principal, premium and interest CME makes under its guarantee of the venture financing. (See Note 3—Acquisitions, Disposals and Other Transactions for further discussion of the transaction)

In accordance with ASC 715, the total accrued benefit liability for pension and other postretirement benefit plans recognized as of June 30, 2010 was approximately $892 million (See Note 17—Pensions and Other Postretirement Benefits). This amount is effected by, among other items, statutory funding levels, changes in plan demographics and assumptions, and investment returns on plan assets. Because of the current overall funded status of the Company’s material plans, the accrued liability does not represent expected near-term liquidity needs and, accordingly, this amount is not included in the contractual obligations table.

Contingencies

Intermix

On August 26, 2005 and August 30, 2005, two purported class action lawsuits captioned, respectively, Ron Sheppard v. Richard Rosenblatt et. al., and John Friedmann v. Intermix Media, Inc. et al., were filed in the California Superior Court, County of Los Angeles. Both lawsuits named as defendants all of the then incumbent members of the Board of Directors of Intermix Media, Inc. (“Intermix”), including Mr. Rosenblatt, Intermix’s former Chief Executive Officer, and certain entities affiliated with VantagePoint Venture Partners (“VantagePoint”), a former major Intermix stockholder. The complaints alleged that, in pursuing the transaction whereby Intermix was to be acquired by Fox Interactive Media, a subsidiary of the Company (the “FIM Transaction”) and approving the related merger agreement, the director defendants breached their fiduciary duties to Intermix stockholders by, among other things, engaging in self-dealing and failing to obtain the highest price reasonably available for Intermix and its stockholders. The complaints further alleged that the merger agreement resulted from a flawed process and that the defendants tailored the terms of the merger to advance their own interests. The FIM Transaction was consummated on September 30, 2005. The Friedmann and Sheppard lawsuits were subsequently consolidated and, on January 17, 2006, a consolidated amended complaint was filed (the “Intermix Media Shareholder Litigation”). The plaintiffs in the consolidated action sought various forms of declaratory relief, damages, disgorgement and fees and costs. On March 20, 2006, the court ordered that substantially identical claims asserted in a separate state action filed by Brad Greenspan, captioned Greenspan v. Intermix Media, Inc., et al., be severed and related to the Intermix Media Shareholder Litigation. The defendants

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

filed demurrers seeking dismissal of all claims in the Intermix Media Shareholder Litigation and the severed Greenspan claims. On October 6, 2006, the court sustained the demurrers without leave to amend. On December 13, 2006, the court dismissed the complaints and entered judgment for the defendants. Greenspan and plaintiffs in the Intermix Media Shareholder Litigation filed notices of appeal. The Court of Appeal heard arguments on the fully briefed appeal on October 23, 2008. On November 11, 2008, the Court of Appeal issued an unpublished opinion affirming the lower court’s dismissal on all counts. On December 19, 2008, stockholder appellants filed a Petition for Review with the California Supreme Court. The California Supreme Court denied review on February 18, 2009 and the judgment is now final.

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

On June 14, 2006, a purported class action lawsuit, captioned Jim Brown v. Brett C. Brewer, et al., was filed against certain former Intermix directors and officers in the United States District Court for the Central District of California. The plaintiff asserted claims for alleged violations of Section 14a of the Exchange Act and SEC Rule 14a-9, as well as control person liability under Section 20a of the Exchange Act. The plaintiff alleged that certain defendants disseminated false and misleading definitive proxy statements on two occasions: one on December 30, 2003 in connection with the stockholder vote on January 29, 2004 on the election of directors and ratification of financing transactions with certain entities of VantagePoint; and another on August 25, 2005 in connection with the stockholder vote on the FIM Transaction. The complaint named as defendants certain VantagePoint related entities, the former general counsel and the members of the Intermix Board who were incumbent on the dates of the respective proxy statements. Intermix was not named as a defendant, but has certain indemnity obligations to the former officer and director defendants in connection with these claims and allegations. On August 25, 2006, plaintiff amended his complaint to add certain investment banks (the “Investment Banks”) as defendants. Intermix has certain indemnity obligations to the Investment Banks as well. Plaintiff amended his complaint again on September 27, 2006, which defendants moved to dismiss. On

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

February 9, 2007, the case was transferred to Judge George H. King, the judge assigned to the LeBoyer action, on the grounds that it raises substantially related questions of law and fact as LeBoyer, and would entail substantial duplication of labor if heard by different judges. On June 11, 2007, Judge King ordered the Brown case be consolidated with the LeBoyer action, ordered plaintiffs’ counsel to file a consolidated first amended complaint, and further ordered the parties to file a joint brief on defendants’ contemplated motion to dismiss the consolidated first amended complaint. On July 11, 2007, plaintiffs filed the consolidated first amended complaint, which defendants moved to dismiss. By order dated January 17, 2008, Judge King granted defendants’ motion to dismiss the 2003 proxy claims (concerning VantagePoint transactions) and the 2005 proxy claims (concerning the FIM Transaction), as well as a claim against the VantagePoint entities alleging unjust enrichment. The court found it unnecessary to rule on dismissal of the remaining claims, which are related to the 2005 FIM Transaction, because the dismissal disposed of those claims. On February 8, 2008, plaintiffs filed a consolidated second amended complaint, which defendants moved to dismiss on February 28, 2008. By order dated July 15, 2008, the court granted in part and denied in part defendants’ motion to dismiss. The 2003 claims and the claims against the Investment Banks were dismissed with prejudice. The Section 14a, Section 20a and the breach of fiduciary duty claims related to the FIM Transaction remain against the officer and director defendants and the VantagePoint defendants. On November 14, 2008, plaintiff filed a motion for class certification to which defendants filed their opposition on January 14, 2009. On June 22, 2009, the court granted plaintiff’s motion for class certification, certifying a class of all holders of Intermix common stock from July 18, 2005 through consummation of the FIM Transaction, who were allegedly harmed by defendants’ improper conduct as set forth in the complaint. The parties have completed fact and expert discovery. On June 17, 2010, the court granted in part and denied in part defendants’ summary judgment motion filed on October 19, 2009. Specifically, the court denied plaintiff’s motion for summary adjudication of a factual issue and denied defendants’ motion to exclude plaintiff’s damages expert, which was filed on November 30, 2009. In the court’s June 17 order, the court found that plaintiff could not proceed on any fiduciary duty claim based upon alleged violations of the duty of care, but found material issues of fact prohibiting summary judgment on alleged violations of fiduciary duty of loyalty. On plaintiff’s Section 14a claim, the court found material issues of fact that prohibited summary judgment on the entire claim, but granted defendants’ motion as to certain purported omissions, finding the allegedly omitted information immaterial. Further, the court granted defendants’ motion as to two damage theories for the Section 14a claim, finding benefit of the bargain damages not viable and lost opportunity damages too speculative, and permitting plaintiff to proceed only based upon a theory of out-of-pocket damages. No trial date has been set yet.

News America Marketing

On January 18, 2006, Valassis Communication, Inc. (“Valassis”) sued News America Incorporated, News America Marketing FSI, LLC and News America Marketing Services, In-Store, LLC, each of which are subsidiaries of the Company (collectively “News America”), in the United States District Court for the Eastern District of Michigan (the “Valassis Federal Action”). Valassis’ operative complaint alleged that News America possesses monopoly power in a claimed in-store advertising and promotions market (the “in-store market”) and has used that power to gain an unfair advantage over Valassis in a purported market for coupons distributed by free-standing inserts (“FSIs”). Valassis alleged that News America is attempting to monopolize the purported FSI market by leveraging its alleged monopoly power in the purported in-store market, thereby allegedly violating Section 2 of the Sherman Antitrust Act of 1890, as amended (the “Sherman Act”). Valassis further alleged that News America has unlawfully bundled the sale of in-store marketing products with the sale of FSIs and that such bundling constitutes unlawful tying in violation of Sections 1 and 3 of the Sherman Act. Additionally, Valassis alleged that News America is predatorily pricing its FSI products in violation of Section 2 of the Sherman Act. Valassis also asserted that News America violated various state antitrust statutes and has tortuously interfered with Valassis’ actual or expected business relationships. Valassis’ complaint sought injunctive relief, damages, fees and costs.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

As a result of the settlement, the Company recorded a charge of $500 million in fiscal year ended June 30, 2010. The cost of the new distribution agreement, which was entered into on a fair value basis, will be accounted for prospectively, consistent with the accounting for other similar agreements.

Other

Other than previously disclosed in the notes to these consolidated financial statements, the Company is party to several purchase and sale arrangements which become exercisable over the next ten years by the Company or the counter-party to the agreement. In the next twelve months, none of these arrangements that become exercisable are material. Purchase arrangements that are exercisable by the counter-party to the agreement, and that are outside the sole control of the Company are accounted for in accordance with ASC 480-10-S99-3A. Accordingly, the fair values of such purchase arrangements are classified in Redeemable noncontrolling interests.

The Company experiences routine litigation in the normal course of its business. The Company believes that none of its pending litigation will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The funded status of the plans can change from year to year but the assets of the funded plans has been sufficient to pay all benefits that came due in each of fiscal 2010, 2009 and 2008.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The following table sets forth the change in the benefit obligation for the Company’s benefit plans:

	Pension benefits		Postretirement benefits
	As of June 30,
	2010	2009	2010	2009
	(in millions)
Projected benefit obligation, beginning of the year	$2,501	$2,690	$276	$324
Service cost	70	73	5	7
Interest cost	169	159	18	21
Benefits paid	(154)	(122)	(16)	(17)
Actuarial loss (gain) (a)	448	(65)	47	(4)
Foreign exchange rate changes	(55)	(218)	(1)	(4)
Amendments, transfers and other	7	(16)	(19)	(51)

Projected benefit obligation, end of the year	2,986	2,501	310	276

Change in the fair value of plan assets for the Company’s benefit plans:
Fair value of plan assets, beginning of the year	2,018	2,348	—	—
Actual return on plan assets	237	(230)	—	—
Employer contributions	338	214	—	—
Benefits paid	(154)	(122)	—	—
Foreign exchange rate changes	(39)	(196)	—	—
Amendments, transfers and other	4	4	—	—

Fair value of plan assets, end of the year	2,404	2,018	—	—

Funded status	$(582)	$(483)	$(310)	$(276)

(a)	Actuarial losses and gains primarily related to changes in the discount rate utilized in measuring plan obligations at June 30, 2010 and 2009.

Amounts recognized in the consolidated balance sheets consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2010	2009	2010	2009
	(in millions)
Amounts recorded in the balance sheet:
Accrued pension/postretirement liabilities	$(582)	$(483)	$(310)	$(276)

Net amount recognized	$(582)	$(483)	$(310)	$(276)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2010	2009	2010	2009
	(in millions)
Actuarial losses (gains)	$923	$641	$36	$(13)
Prior service cost (benefit)	17	22	(66)	(62)

Net amounts recognized	$940	$663	$(30)	$(75)

Amounts in accumulated other comprehensive income expected to be recognized as a component of net periodic pension cost in fiscal 2011:

	Pension benefits	Postretirement benefits
	As of June 30,
	2010	2010
	(in millions)
Actuarial losses	$58	$—
Prior service cost (benefit)	4	(18)

Net amounts recognized	$62	$(18)

Accumulated pension benefit obligations at June 30, 2010 and 2009 were $2,706 million and $2,298 million, respectively. Below is information about funded and unfunded pension plans.

	Funded Plans		Unfunded Plans(1)
	As of June 30,
	2010	2009	2010	2009
	(in millions)
Projected benefit obligation	$2,713	$2,254	$273	$247
Accumulated benefit obligation	2,442	2,060	264	238
Fair value of plan assets	2,404	2,018	—	—

(1)

The Company has established an irrevocable grantor trust (the “Trust”), administered by an independent trustee, with the intention of making cash contributions to the Trust to fund certain future pension benefit obligations of the Company. The assets in the Trust are unsecured funds of the Company and can be used to satisfy the Company’s obligations in the event of bankruptcy or insolvency. The fair value of the assets in the Trust at June 30, 2010 was approximately $137 million.

Below is information about pension plans in which the accumulated benefit obligation exceeds fair value of the plan assets.

	Funded Plans		Unfunded Plans
	As of June 30,
	2010	2009	2010	2009
	(in millions)
Projected benefit obligation	$1,179	$1,177	$273	$247
Accumulated benefit obligation	1,152	1,125	264	238
Fair value of plan assets	1,035	1,041	—	—

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of net periodic costs were as follows:

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2010	2009	2008	2010	2009	2008
	(in millions)
Components of net periodic costs:
Service cost benefits earned during the period	$70	$73	$87	$5	$7	$7
Interest costs on projected benefit obligations	169	159	150	18	21	16
Expected return on plan assets	(138)	(143)	(166)	—	—	—
Amortization of deferred losses	41	14	14	—	—	1
Other	12	11	7	(16)	(8)	(6)

Net periodic costs	$154	$114	$92	$7	$20	$18

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2010	2009	2008	2010	2009	2008
Additional information:
Weighted-average assumptions used to determine benefit obligations
Discount rate	5.7%	7.0%	6.7%	5.5%	6.7%	6.9%
Rate of increase in future compensation	5.2%	5.1%	5.1%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	7.0%	6.7%	6.0%	6.7%	6.9%	6.2%
Expected return on plan assets	7.0%	7.0%	7.0%	N/A	N/A	N/A
Rate of increase in future compensation	5.1%	5.1%	5.0%	N/A	N/A	N/A

N/A—not	applicable

The following assumed health care cost trend rates at June 30 were also used in accounting for postretirement benefits:

	Postretirement benefits
	Fiscal 2010	Fiscal 2009
Health care cost trend rate	8.0%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2019	2015

Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. The effect of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate would have the following effects on the results for fiscal 2010:

	Service and interest costs	Benefit Obligation
	(in millions)
One percentage point increase	$2	$26
One percentage point decrease	$(2)	$(22)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the estimated benefit payments for the next five fiscal years, and in aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

	Expected benefit payments
	Pension benefits	Postretirement benefits
	(in millions)
Fiscal year:
2011	$123	$18
2012	130	19
2013	134	19
2014	136	20
2015	141	21
2016-2019	838	118

The above table shows expected benefits payments for the postretirement benefits after adjusting for U.S. Medicare subsidy receipts. The annual receipts are expected to range from $1 to $2 million.

Plan Assets

In June 2010, the Company adopted the provisions of ASC 715 which expanded the disclosure requirements of defined benefit plans. The expanded disclosure requirements include: (i) investment policies and strategies; (ii) the major categories of plan assets; (iii) the inputs and valuation techniques used to measure plan assets; (iv) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (v) significant concentrations of risk within plan assets.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below presents the Company’s plan assets by level within the fair value hierarchy as of June 30, 2010:

		Fair Value Measurements at Reporting Date Using
Description	Total as of June 30, 2010	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Short-term investments	$14	$—	$14	$—
Pooled funds: (a) (b)
Money market funds	338	—	338	—
Domestic equity funds	127	127	—	—
International equity funds	312	258	54	—
Domestic fixed income funds	277	277	—	—
International fixed income funds	300	89	211	—
Balanced funds	452	182	270	—
Common stocks (a)
U.S. common stocks	188	185	3	—
International common stocks	98	98	—	—
Government and agency obligations (c)
Domestic government obligations	31	—	31	—
Domestic agency obligations	102	—	102	—
International government obligations	61	—	61	—
Corporate obligations (c)	44	—	44	—
Partnership interests (a) (d)	26	1	—	25
Other	34	3	22	9

Total	$2,404	$1,220	$1,150	$34

(a)	Common stock, pooled funds and partnerships that are publicly traded are valued at the closing price reported on active markets for which the individual securities are traded.
(b)	Pooled funds that are not publicly traded and short term investment funds are valued at the net asset value of the units provided by the fund issuer.
(c)

The fair value of corporate, government and agency obligations that are not publicly traded are valued based on a compilation of primary observable market information or a broker quote in a non-active market.

(d)	The fair value of partnerships that are not publicly traded are based on fair value obtained from the general partner

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below sets forth a summary of changes in the fair value of investments reflected as Level 3 assets at June 30, 2010:

	Partnership interests	Other	Total
	(in millions)
Beginning of period	$21	$10	$31
Actual return on plan assets:
Relating to assets still held at June 30, 2010	(4)	—	(4)
Relating to assets sold during the period	4	—	4
Purchases, sales, settlements and issuances	4	—	4
Transfers in and out of Level 3	—	(1)	(1)

End of period	$25	$9	$34

The Company’s investment strategy for its pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits while maintaining adequate funding levels. The Company’s practice is to conduct a periodic strategic review of its asset allocation. The Company’s current broad strategic targets are to have a pension asset portfolio comprising of 52% equity securities, 37% fixed income securities, 1% in real estate and 10% in cash and other investments. In developing the expected long-term rate of return, the Company considered the pension asset portfolio’s past average rate of returns and future return expectations of the various asset classes. A portion of the other allocation is reserved in short-term cash to provide for expected benefits to be paid in short term. The Company’s equity portfolios are managed in such a way as to achieve optimal diversity. The Company’s fixed income portfolio is investment grade in the aggregate. The Company does not manage any assets internally.

The Company’s benefit plan weighted-average asset allocations, by asset category, are as follows:

	Pension benefits
	As of June 30,
	2010	2009
Asset Category:
Equity securities	36%	41%
Debt securities	40%	39%
Real estate	1%	1%
Cash and other	23%	19%

Total	100%	100%

The Company contributes to multi-employer plans that provide pension and health and welfare benefits to certain employees under collective bargaining agreements. The contributions to these plans were $110 million, $120 million and $116 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. In addition, the Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $194 million, $199 million and $186 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

The Company expects to continue making discretionary contributions to the plans during fiscal 2011 and in aggregate the pension contributions are expected to be approximately $50 million.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18. INCOME TAXES

Income (loss) before income tax expense was attributable to the following jurisdictions:

	For the years ended June 30,
	2010	2009	2008
	(in millions)
United States (including exports)	$2,889	$(5,501)	$6,332
Foreign	434	(38)	989

Income (loss) before income tax expense	$3,323	$(5,539)	$7,321

Significant components of the Company’s provision (benefit) for income taxes were as follows:

	For the years ended June 30,
	2010	2009	2008
	(in millions)
Current:
United States
Federal	$248	$675	$918
State & local	114	127	102
Foreign	189	303	480

Total current	551	1,105	1,500

Deferred	128	(3,334)	303

Total provision (benefit) for income taxes	$679	$(2,229)	$1,803

The reconciliation of income tax attributable to continuing operations computed at the statutory rate to income tax expense was:

	For the years ended June 30,
	2010	2009	2008
U.S. federal income tax rate/(benefit)	35%	(35)%	35%
Tax free Exchange (a)	—	—	(11)
Prior year tax credit recognition	(9)	—	—
Sale of interest in subsidiaries	4	(7)	—
State and local taxes	1	1	1
Effect of foreign taxes	(1)	1	1
Resolution of tax matters	(1)	(19)	—
Non-deductible goodwill on asset impairment (b)	2	26	—
Recognition of tax assets	(8)	(3)	(1)
Permanent differences and Other	(3)	(4)	—

Effective tax rate	20%	(40)%	25%

(a)	See Note 3—Acquisitions, Disposals and Other Transactions.
(b)	See Note 9—Goodwill and Other Intangible Assets.

During the fiscal year ended June 30, 2010, the Company made an election to credit certain prior year’s taxes instead of claiming deductions. As a result, a benefit of $312 million was recognized in fiscal 2010.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the components of the deferred tax accounts:

	As of June 30,
	2010	2009
	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$394	$459
Capital loss carryforwards	1,237	1,094
Tax credit carryforwards	739	—
Accrued liabilities	624	483

Total deferred tax assets	2,994	2,036

Deferred tax liabilities:
Basis difference and amortization	(3,727)	(3,191)
Revenue recognition	(271)	(289)
Sports rights contracts	(185)	(235)
Other	(65)	(81)

Total deferred tax liabilities	(4,248)	(3,796)

Net deferred tax liabilities before valuation allowance	(1,254)	(1,760)
Less: valuation allowance	(2,089)	(1,370)

Net deferred tax liabilities	$(3,343)	$(3,130)

The Company had net current deferred tax assets of $2 million and $3 million at June 30, 2010 and 2009, respectively, and non-current deferred tax assets of $141 million and $143 million at June 30, 2010 and 2009, respectively. The Company also had non-current deferred tax liabilities of $3,486 million and $3,276 million at June 30, 2010 and 2009, respectively.

At June 30, 2010, the Company had approximately $1.1 billion of net operating loss carryforwards available to offset future taxable income. The majority of these net operating loss carryforwards have an unlimited carryforward period; except for approximately $125 million of operating loss carryforwards related to foreign operations expiring in fiscal year 2011. In accordance with the Company’s accounting policy, valuation allowances of $143 million and $247 million have been established to reflect the expected realization of these net operating losses as of June 30, 2010 and 2009, respectively.

At June 30, 2010, the Company had approximately $4.2 billion of capital loss carryforwards available to offset future taxable income. Of the total capital loss carryforwards, approximately $300 million expire in three years, with the remaining having no expiration. In accordance with the Company’s accounting policy, valuation allowances of $1.2 billion and $1.1 billion have been established to reflect the expected realization of these capital loss carryforwards as of June 30, 2010 and 2009, respectively.

At June 30, 2010, the Company has approximately $739 million of tax credit carryovers available to offset future income tax expense. This amount resulted from the election to credit certain prior year’s taxes instead of claiming deductions. If these credits are not utilized to offset future income tax expense, the credits will expire starting in fiscal year 2013 through fiscal 2019. In accordance with the Company’s accounting policy, valuation allowances of $739 million have been established to reflect the expected realization of these tax credit carryovers as of June 30, 2010.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the change in the accrual for uncertain tax positions, excluding interest and penalties:

	For the year ended June 30,
	2010	2009
	(in millions)
Balance, beginning of period	$458	1,783
Additions for prior year tax positions	15	7
Reduction for prior year tax positions	(230)	(1,332)

Balance, end of period	$243	$458

During the fiscal year ended June 30, 2010, the Company has reduced its accrual for uncertain tax positions by $230 million primarily to reflect the Company’s election to credit certain prior year’s taxes instead of claiming deductions. During the fiscal year ended June 30, 2009, the Company reduced its accrual for uncertain tax positions, net of an increase in current liabilities, by approximately $1.1 billion (including interest) and recognized a non-cash tax benefit of approximately $1.1 billion for the fiscal year ended June 30, 2009 due to the resolution of certain tax matters. The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense, which is consistent with the recognition in prior reporting periods. The Company had recorded liabilities for accrued interest of $49 million and $111 million as of June 30, 2010 and 2009, respectively.

The Company is subject to tax in various domestic and international jurisdictions and, as a matter of ordinary course, the Company is regularly audited by Federal, state and foreign tax authorities. The Company believes it has appropriately accrued for the expected outcome of all other pending tax matters and does not currently anticipate that the ultimate resolution of other pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity. The U.S. Internal Revenue Service is currently examining the Company’s returns for fiscal years 2005, 2006 and 2007. Additionally, the Company’s income tax returns for the years 2000 through 2008 are subject to examination in various foreign jurisdictions. Consequently, it is reasonably possible that uncertain income tax positions may decrease in the next twelve months. However, actual developments in this area could differ from those currently expected. Of the total unrecognized tax benefits at June 30, 2010 of $243 million, approximately $138 million would affect the Company’s effective income tax rate, if and when recognized in future fiscal years.

The Company has not provided for possible U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability for temporary differences related to these earnings is not practicable. Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested amounted to approximately $6.8 billion at June 30, 2010.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 19. SEGMENT INFORMATION

The Company is a diversified global media company, which manages and reports its businesses in eight segments. During fiscal 2010, the Company reclassified STAR Group Limited (“STAR”), which develops, produces and distributes television programming in Asia, from the Television segment to the Cable Network Programming segment. This reclassification was the result of a restructuring to combine the sales and distribution operations of the STAR channels with those of the Company’s other international cable businesses. In addition, the Magazines and Inserts segment was renamed the Integrated Marketing Services segment. The Company has revised its segment information for prior fiscal years to conform to the fiscal 2010 presentation. The Company’s eight segments are:

•

Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide.

•

Television, which principally consists of the broadcasting of network programming in the United States and the operation of 27 full power broadcast television stations, including nine duopolies, in the United States (of these stations, 17 are affiliated with the FOX network and ten are affiliated with MyNetworkTV).

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Management believes that total segment operating income and segment operating income (loss) before depreciation and amortization are appropriate measures for evaluating the operating performance of the Company’s business because they are the primary measures used by the Company’s chief operating decision maker to evaluate the performance and allocate resources within the Company’s businesses. Total segment operating income and segment operating income (loss) before depreciation and amortization provide management, investors and equity analysts measures to analyze operating performance of the Company’s business and its enterprise value against historical data and competitors’ data, although historical results, including total segment operating income and segment operating income (loss) before depreciation and amortization, may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).

	For the years ended June 30,
	2010	2009	2008
	(in millions)
Revenues:
Filmed Entertainment	$7,631	$5,936	$6,699
Television	4,228	4,051	5,190
Cable Network Programming	7,038	6,131	5,610
Direct Broadcast Satellite Television	3,802	3,760	3,749
Integrated Marketing Services	1,192	1,168	1,124
Newspapers and Information Services	6,087	5,858	6,248
Book Publishing	1,269	1,141	1,388
Other	1,531	2,378	2,988

Total revenues	$32,778	$30,423	$32,996

Segment operating income (loss):
Filmed Entertainment	$1,349	$848	$1,246
Television	220	191	1,039
Cable Network Programming	2,268	1,653	1,356
Direct Broadcast Satellite Television	230	393	419
Integrated Marketing Services	(151)	353	352
Newspapers and Information Services	530	466	786
Book Publishing	88	17	160
Other	(575)	(363)	(84)

Total segment operating income	3,959	3,558	5,274
Impairment and restructuring charges	(253)	(9,208)	(19)
Equity earnings (losses) of affiliates	448	(309)	327
Interest expense, net	(991)	(927)	(926)
Interest income	91	91	246
Other, net	69	1,256	2,419

Income (loss) before income tax expense	3,323	(5,539)	7,321
Income tax (expense) benefit	(679)	2,229	(1,803)

Net income (loss)	2,644	(3,310)	5,518
Less: Net income attributable to noncontrolling interests	(105)	(68)	(131)

Net income (loss) attributable to News Corporation stockholders	$2,539	$(3,378)	$5,387

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $894 million, $910 million and $842 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating (loss) profit generated primarily by the Filmed Entertainment segment of approximately $(18) million, $(4) million and $23 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively, have been eliminated within the Filmed Entertainment segment.

	For the year ended June 30, 2010
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$1,349	$93	$—	$1,442
Television	220	85	—	305
Cable Network Programming	2,268	153	84	2,505
Direct Broadcast Satellite Television	230	278	—	508
Integrated Marketing Services	(151)	11	—	(140)
Newspapers and Information Services	530	358	—	888
Book Publishing	88	16	—	104
Other	(575)	191	—	(384)

Total	$3,959	$1,185	$84	$5,228

	For the year ended June 30, 2009
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Filmed Entertainment	$848	$92	$—	$940
Television	191	89	—	280
Cable Network Programming	1,653	137	88	1,878
Direct Broadcast Satellite Television	393	227	—	620
Integrated Marketing Services	353	10	—	363
Newspapers and Information Services	466	319	—	785
Book Publishing	17	9	—	26
Other	(363)	255	—	(108)

Total	$3,558	$1,138	$88	$4,784

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the year ended June 30, 2008
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income before depreciation and amortization
	(in millions)
Filmed Entertainment	$1,246	$88	$—	$1,334
Television	1,039	88	—	1,127
Cable Network Programming	1,356	102	80	1,538
Direct Broadcast Satellite Television	419	228	—	647
Integrated Marketing Services	352	8	—	360
Newspapers and Information Services	786	433	—	1,219
Book Publishing	160	9	—	169
Other	(84)	251	—	167

Total	$5,274	$1,207	$80	$6,561

	For the years ended June 30,
	2010	2009	2008
	(in millions)
Depreciation and amortization
Filmed Entertainment	$93	$92	$88
Television	85	89	88
Cable Network Programming	153	137	102
Direct Broadcast Satellite Television	278	227	228
Integrated Marketing Services	11	10	8
Newspapers and Information Services	358	319	433
Book Publishing	16	9	9
Other	191	255	251

Total depreciation and amortization	$1,185	$1,138	$1,207

Capital expenditures:
Filmed Entertainment	$38	$65	$94
Television	84	103	89
Cable Network Programming	70	151	249
Direct Broadcast Satellite Television	278	173	239
Integrated Marketing Services	8	16	7
Newspapers and Information Services	286	381	449
Book Publishing	18	19	23
Other	132	193	293

Total capital expenditures	$914	$1,101	$1,443

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As of June 30,
	2010	2009
	(in millions)
Total assets:
Filmed Entertainment	$7,122	$7,042
Television	6,479	6,378
Cable Network Programming	12,032	11,688
Direct Broadcast Satellite Television	2,703	2,647
Integrated Marketing Services	1,381	1,346
Newspapers and Information Services	10,201	10,741
Book Publishing	1,489	1,582
Other	9,462	8,740
Investments	3,515	2,957

Total assets	$54,384	$53,121

Goodwill and Intangible assets, net:
Filmed Entertainment	$1,886	$1,917
Television	4,310	4,310
Cable Network Programming	6,860	6,912
Direct Broadcast Satellite Television	540	617
Integrated Marketing Services	1,037	1,034
Newspapers and Information Services	5,311	6,050
Book Publishing	516	511
Other	1,595	1,956

Total goodwill and intangibles assets, net	$22,055	$23,307

Geographic Segments

	For the years ended June 30,
	2010	2009	2008
	(in millions)
Revenues:
United States and Canada (1)	$17,812	$16,686	$16,987
Europe (2)	9,628	9,331	10,757
Australasia and Other (3)	5,338	4,406	5,252

Total revenues	$32,778	$30,423	$32,996

(1)	Revenues include approximately $17.3 billion, $16.2 billion and $16.4 billion from customers in the United States in fiscal 2010, 2009 and 2008, respectively.
(2)

Revenues include approximately $2.7 billion, $2.9 billion and $3.7 billion from customers in the United Kingdom in fiscal 2010, 2009 and 2008, respectively, as well as approximately $4.0 billion for both fiscal 2010 and 2009 and $4.1 billion for fiscal 2008 from customers in Italy.

(3)	Revenues include approximately $2.9 billion, $2.5 billion and $3.2 billion from customers in Australia in fiscal 2010, 2009 and 2008, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As of June 30,
	2010	2009
	(in millions)
Long-Lived Assets:
United States and Canada	$24,646	$25,319
Europe	5,289	6,035
Australasia and Other	6,425	5,931

Total long-lived assets	$36,360	$37,285

There is no material reliance on any single customer. Revenues are attributed to countries based on location of customers.

Australasia comprises Australia, Asia, Fiji, Papua New Guinea and New Zealand.

NOTE 20. EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share under ASC 260, “Earnings per Share” (“ASC 260”):

	For the year ended June 30,
	2010	2009	2008
	(in millions, except per share amounts)
Net income (loss) available to News Corporation stockholders—basic	$2,539	$(3,378)	$5,387
Other	—	—	(1)

Net income (loss) available to News Corporation stockholders—diluted	$2,539	$(3,378)	$5,386

Weighted average shares—basic	2,619	2,613	2,955
Shares issuable under equity-based compensation plans (1)	9	—	16

Weighted average shares—diluted	2,628	2,613	2,971

Income (loss) per share attributable to News Corporation stockholders—basic:	$0.97	$(1.29)	$1.82

Income (loss) per share attributable to News Corporation stockholders—diluted:	$0.97	$(1.29)	$1.81

(1)

Weighted average common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options and vesting of restricted stock units if the effect is dilutive. Because the Company had a loss from continuing operations in fiscal 2009, no potentially dilutive securities were included in the denominator for computing dilutive earnings per share, since their impact on earnings per share from continuing operations would be anti-dilutive. In accordance with ASC 260, the same shares are used to compute all earnings per share amounts. For the fiscal year ended June 30, 2009, approximately 2 million shares that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 21. QUARTERLY DATA (UNAUDITED)

	For the three months ended
	September 30,	December 31,	March 31,	June 30,
	(in millions, except per share amounts)
Fiscal 2010 (a)
Revenues	$7,199	$8,684	$8,785	$8,110
Net income attributable to News Corporation stockholders	571	254	839	875
Income per share attributable to News Corporation stockholders—basic and diluted	$0.22	$0.10	$0.32	$0.33
Stock prices (b)
Class A—High	$12.31	$13.69	$14.46	$16.24
Class A—Low	$8.15	$11.27	$12.41	$12.39
Class B—High	$14.44	$15.93	$17.09	$18.60
Class B—Low	$9.47	$13.24	$14.55	$14.46
Fiscal 2009 (c)
Revenues	$7,509	$7,871	$7,373	$7,670
Net income (loss) attributable to News Corporation stockholders	515	(6,417)	2,727	(203)
Income (loss) per share attributable to News Corporation stockholders—basic and diluted	$0.20	$(2.45)	$1.04	$(0.08)
Stock prices (b)
Class A—High	$14.84	$11.92	$9.85	$10.61
Class A—Low	$11.77	$5.47	$4.99	$6.48
Class B—High	$15.25	$12.08	$10.50	$12.07
Class B—Low	$12.07	$5.91	$5.65	$7.52

(a)

In the quarter ended June 30, 2010, the Company recorded an impairment charge of $200 million (See Note 9—Goodwill and Other Intangible Assets), a gain on the sale of its Eastern European television stations of $235 million (See Note 3—Acquisitions, Disposals and Other Transactions) and an income tax benefit of $312 million (See Note 18—Income Taxes).

(b)

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

(c)

In the quarter ended June 30, 2009, the Company recorded an impairment charge of $452 million (See Note 9—Goodwill and Other Intangible Assets) and a restructuring charge of $228 million (See Note 4—Restructuring Programs).

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 22. VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Additions	Acquisitions and disposals	Utilization	Foreign exchange	Balance at end of year
	(in millions)
Fiscal 2010
Allowances for returns and doubtful accounts	$(1,158)	$(1,288)	$1	$1,241	$34	$(1,170)
Deferred tax valuation allowance	(1,370)	(1,244)	—	525	—	(2,089)

Fiscal 2009
Allowances for returns and doubtful accounts	(1,089)	(1,498)	—	1,377	52	(1,158)
Deferred tax valuation allowance	(1,406)	(128)	—	164	—	(1,370)

Fiscal 2008
Allowances for returns and doubtful accounts	(1,102)	(1,365)	(13)	1,446	(55)	(1,089)
Deferred tax valuation allowance	(1,562)	(344)	—	500	—	(1,406)

NOTE 23. ADDITIONAL FINANCIAL INFORMATION

Supplemental Cash Flow Information

	For the years ended June 30,
	2010	2009	2008
	(in millions)
Supplemental cash flow information:
Cash paid for income taxes	$(767)	$(1,192)	$(1,867)
Cash paid for interest	(968)	(871)	(873)
Sale of other investments	16	14	12
Purchase of other investments	(101)	(90)	(137)
Supplemental information on businesses acquired:
Fair value of assets acquired	138	650	8,401

Cash acquired	6	3	94
Less: Liabilities assumed	6	97	(2,443)
Noncontrolling interests (increase) decrease	(1)	62	(202)
Cash paid	(149)	(812)	(5,654)

Fair value of equity instruments issued to third parties	—	—	196
Issuance of subsidiary common units	—	—	165

Fair value of equity instruments consideration	$—	$—	$31

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the components of Other, net included in the accompanying consolidated statements of operations:

	For the years ended June 30,
	2010	2009	2008
	(in millions)
Gain (loss) on the sale of eastern European television stations (a)	$195	$(100)	$—
Loss on the financial indexes business transaction (a)	(23)	—	—
Loss on Photobucket transaction (a)	(32)	—	—
Gain on sale of NDS shares (a)	—	1,249	—
Gain on the sale of the Stations (a)	—	232	—
Gain on the Exchange (a)	—	—	1,676
Gain on sale of UK land (a)	—	—	126
Gain on sale of Fox Sports Net Bay Area (b)	—	—	208
Gain on sale of China Network Systems (b)	4	6	133
Gain on sale of Gemstar (b)	—	—	112
Impairment of cost based investments (b)	(3)	(113)	(125)
Change in fair value of Exchangeable securities (c)	3	77	307
Other	(75)	(95)	(18)

Total Other, net	$69	$1,256	$2,419

(a)	See Note 3—Acquisitions, Disposals and Other Transactions
(b)	See Note 6—Investments
(c)

The Company had certain exchangeable debt securities which contained embedded derivatives. Pursuant to ASC 815, these embedded derivatives are not designated as hedges and, as such, changes in their fair value were recognized in Other, net in the consolidated statements of operations. The Company redeemed the exchangeable debt securities in fiscal year 2010. (See Note 11—Exchangeable Securities)

NOTE 24. SUBSEQUENT EVENTS

On August 2, 2010, the Company agreed to backstop €340 million (approximately $448 million) of financing measures that are being initiated by Sky Deutschland. The financing measures are structured such that the Company’s shareholding in Sky Deutschland will not exceed 49.9% unless the Company elects to do so. The rights offering of up to 269.6 million newly issued registered shares may be combined with a bond issued to the Company, that is convertible for up to 53.9 million underlying Sky Deutschland shares, and/or a loan provided by the Company. The Company will have the right to convert the bond into equity at any time following a 40-day holding period, subject to certain black-out periods. If not converted, the Company will have the option to redeem the bond for cash upon its maturity in four years. The financing measures are expected to be completed by no later than January 31, 2011.

NOTE 25. SUPPLEMENTAL GUARANTOR INFORMATION

In May 2007, NAI, a 100% owned subsidiary of the Company as defined in Rule 3-10(h) of Regulation S-X, entered into the Credit Agreement. The Credit Agreement provides a $2.25 billion unsecured revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.08% regardless of facility usage. The Company pays interest

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

for borrowings at LIBOR plus 0.27% and pays commission fees on letters of credit at 0.27%. The Company pays an additional fee of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. The maturity date is in May 2012; however, NAI may request a $250 million increase in the amount of the credit facility and may also request that the Lenders’ commitments be extended until May 2013.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2010

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$1	$—	$32,777	$—	$32,778
Expenses	(323)	—	(28,749)	—	(29,072)
Equity earnings of affiliates	2	—	446	—	448
Interest expense, net	(4,256)	(743)	(10)	4,018	(991)
Interest income	6	—	4,103	(4,018)	91
Earnings (losses) from subsidiary entities	1,744	3,283	—	(5,027)	—
Other, net	644	(1)	(169)	(405)	69

Income (loss) before income tax expense	(2,182)	2,539	8,398	(5,432)	3,323
Income tax (expense) benefit	446	—	(1,716)	591	(679)

Net income (loss)	(1,736)	2,539	6,682	(4,841)	2,644
Less: Net income attributable to noncontrolling interests	—	—	(105)	—	(105)

Net income (loss) attributable to News Corporation stockholders	$(1,736)	$2,539	$6,577	$(4,841)	$2,539

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2009

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$6	$—	$30,417	$—	$30,423
Expenses	(297)	—	(35,776)	—	(36,073)
Equity (losses) earnings of affiliates	5	—	(314)	—	(309)
Interest expense, net	(2,728)	(1,090)	(115)	3,006	(927)
Interest income	206	—	2,891	(3,006)	91
Earnings (losses) from subsidiary entities	1,434	(2,274)	—	840	—
Other, net	83	(14)	1,187	—	1,256

(Loss) income before income tax expense	(1,291)	(3,378)	(1,710)	840	(5,539)
Income tax benefit	519	—	688	1,022	2,229

Net (loss) income	(772)	(3,378)	(1,022)	1,862	(3,310)
Less: Net income attributable to noncontrolling interests	—	—	(68)	—	(68)

Net (loss) income attributable to News Corporation stockholders	$(772)	$(3,378)	$(1,090)	$1,862	$(3,378)

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2008

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$7	$—	$32,989	$—	$32,996
Expenses	(343)	—	(27,398)	—	(27,741)
Equity earnings of affiliates	5	—	322	—	327
Interest expense, net	(2,287)	(660)	(622)	2,643	(926)
Interest income	841	27	2,021	(2,643)	246
Earnings (losses) from subsidiary entities	2,213	4,367	—	(6,580)	—
Other, net	561	1,653	205	—	2,419

Income (loss) before income tax expense	997	5,387	7,517	(6,580)	7,321
Income tax (expense) benefit	(245)	—	(1,851)	293	(1,803)

Net income (loss)	752	5,387	5,666	(6,287)	5,518
Less: Net income attributable to noncontrolling interests	—	—	(131)	—	(131)

Net income (loss) attributable to News Corporation stockholders	$752	$5,387	$5,535	$(6,287)	$5,387

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental Condensed Consolidating Balance Sheet

At June 30, 2010

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
ASSETS:
Current Assets:
Cash and cash equivalents	$5,331	$—	$3,378	$—	$8,709
Receivables, net	17	—	6,414	—	6,431
Inventories, net	—	—	2,392	—	2,392
Other	44	—	448	—	492

Total current assets	5,392	—	12,632	—	18,024

Non-current assets:
Receivables	—	—	346	—	346
Inventories, net	—	—	3,254	—	3,254
Property, plant and equipment, net	96	—	5,884	—	5,980
Intangible assets	—	—	8,306	—	8,306
Goodwill	—	—	13,749	—	13,749
Other	269	—	941	—	1,210
Investments
Investments in associated companies and other investments	121	39	3,355	—	3,515
Intragroup investments	48,663	40,483	—	(89,146)	—

Total investments	48,784	40,522	3,355	(89,146)	3,515

TOTAL ASSETS	$54,541	$40,522	$48,467	$(89,146)	$54,384

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$80	$—	$49	$—	$129
Other current liabilities	20	—	8,713	—	8,733

Total current Liabilities	100	—	8,762	—	8,862
Non-current Liabilities:
Borrowings	13,159	—	32	—	13,191
Other non-current liabilities	200	—	6,265	—	6,465
Intercompany	30,561	15,409	(45,970)	—	—
Redeemable noncontrolling interests	—	—	325	—	325
Total equity	10,521	25,113	79,053	(89,146)	25,541

TOTAL LIABILITIES AND EQUITY	$54,541	$40,522	$48,467	$(89,146)	$54,384

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental Condensed Consolidating Balance Sheet

At June 30, 2009

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
ASSETS:
Current assets:
Cash and cash equivalents	$4,479	$—	$2,061	$—	$6,540
Receivables, net	15	—	6,272	—	6,287
Inventories, net	—	—	2,477	—	2,477
Other	40	—	492	—	532

Total current assets	4,534	—	11,302	—	15,836

Non-current assets:
Receivables	—	—	282	—	282
Inventories, net	—	—	3,178	—	3,178
Property, plant and equipment, net	75	—	6,170	—	6,245
Intangible assets	—	—	8,925	—	8,925
Goodwill	—	—	14,382	—	14,382
Other	241	—	1,075	—	1,316
Investments
Investments in associated companies and other investments	95	41	2,821	—	2,957
Intragroup investments	46,019	37,577	—	(83,596)	—

Total investments	46,114	37,618	2,821	(83,596)	2,957

TOTAL ASSETS	$50,964	$37,618	$48,135	$(83,596)	$53,121

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$2,008	$—	$77	$—	$2,085
Other current liabilities	22	—	8,532	—	8,554

Total current liabilities	2,030	—	8,609	—	10,639
Non-current liabilities:
Borrowings	12,108	—	96	—	12,204
Other non-current liabilities	235	—	6,068	—	6,303
Intercompany	21,182	14,394	(35,576)	—	—
Redeemable noncontrolling interests	—	—	343	—	343
Total equity	15,409	23,224	68,595	(83,596)	23,632

TOTAL LIABILITIES AND EQUITY	$50,964	$37,618	$48,135	$(83,596)	$53,121

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2010

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by operating activities	$1,912	$331	$1,611	$—	$3,854

Investing activities:
Property, plant and equipment	(44)	—	(870)	—	(914)
Investments	(65)	—	(591)	—	(656)
Proceeds from sale of investments and non-current assets	—	—	1,257	—	1,257

Net cash used in investing activities	(109)	—	(204)	—	(313)

Financing activities:
Borrowings	989	—	38	—	1,027
Repayment of borrowings	(1,940)	—	(140)	—	(2,080)
Issuance of shares	—	24	—	—	24
Repurchase of shares	—	—	—	—	—
Dividends paid	—	(355)	(63)	—	(418)
Purchase of subsidiary shares from noncontrolling interest	—	—	2	—	2

Net cash used in financing activities	(951)	(331)	(163)	—	(1,445)

Net increase in cash and cash equivalents	852	—	1,244	—	2,096
Cash and cash equivalents, beginning of year	4,479	—	2,061	—	6,540
Exchange movement on opening cash balance	—	—	73	—	73

Cash and cash equivalents, end of year	$5,331	$—	$3,378	$—	$8,709

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2009

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by operating activities	$1,464	$343	$441	$—	$2,248

Investing activities:
Property, plant and equipment	(24)	—	(1,077)	—	(1,101)
Investments	(9)	(28)	(1,251)	—	(1,288)
Proceeds from sale of investments and non-current assets	—	—	1,762	—	1,762

Net cash used in investing activities	(33)	(28)	(566)	—	(627)

Financing activities:
Borrowings	973	—	67	—	1,040
Repayment of borrowings	(200)	—	(143)	—	(343)
Issuance of shares	—	3	1	—	4
Dividends paid	—	(318)	(48)	—	(366)
Purchase of subsidiary shares from noncontrolling interest	—	—	(38)	—	(38)
Other, net	—	—	18	—	18

Net cash provided by (used in) financing activities	773	(315)	(143)	—	315

Net increase (decrease) in cash and cash equivalents	2,204	—	(268)	—	1,936
Cash and cash equivalents, beginning of year	2,275	—	2,387	—	4,662
Exchange movement on opening cash balance	—	—	(58)	—	(58)

Cash and cash equivalents, end of year	$4,479	$—	$2,061	$—	$6,540

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2008

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$(3,967)	$1,344	$6,548	$—	$3,925

Investing and other activities:
Property, plant and equipment	(10)	—	(1,433)	—	(1,443)
Investments	(85)	(148)	(6,251)	—	(6,484)
Proceeds from sale of investments and non-current assets	—	—	1,580	—	1,580

Net cash used in investing activities	(95)	(148)	(6,104)	—	(6,347)

Financing activities:
Borrowings	1,237	—	55	—	1,292
Repayment of borrowings	(350)	—	(378)	—	(728)
Issuance of shares	—	81	9	—	90
Repurchase of shares	—	(939)	—	—	(939)
Dividends paid	—	(338)	(35)	—	(373)
Purchase of subsidiary shares from noncontrolling interest	—	—	(7)	—	(7)
Other, net	—	—	22	—	22

Net cash (used in) provided by financing activities	887	(1,196)	(334)	—	(643)

Net (decrease) increase in cash and cash equivalents	(3,175)	—	110	—	(3,065)
Cash and cash equivalents, beginning of year	5,450	—	2,204	—	7,654
Exchange movement on opening cash balance	—	—	73	—	73

Cash and cash equivalents, end of year	$2,275	$—	$2,387	$—	$4,662

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report and the report of the independent registered public accounting firm thereon are set forth on pages 76 and 77, respectively, and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of the fiscal year ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

On August 6, 2010, the Executive Committee of the Board of Directors (the “Board”) of the Company approved certain amendments to the Company’s Amended and Restated By-Laws. The amendments primarily reflect (i) recent statutory and case law developments regarding the setting of advance notice and record dates and certain information required to be included in such notice, (ii) the Company’s current leadership structure and (iii) certain non-substantive changes to conform to current provisions of Delaware law and to improve style and readability. Specifically, effective as of August 6, 2010, the Company’s By-Laws include the following changes:

•

Article I, Section 1(b): Annual Meeting. The section was amended to require that advance notice of nominations or other business to be properly brought before an annual meeting by a stockholder (the “Notice”) shall be delivered to the Company not later than the close of business on the 90th day, nor earlier than the close of business on the 120th day, prior to the first anniversary of the preceding year’s annual meeting. The Board also amended this section to provide that if the date of the current year’s annual meeting is more than 30 days before or more than 70 days after such anniversary date, Notice must be delivered not earlier than the close of business on the 120th day prior to the date of the current year’s annual meeting and not later than the close of business on the later of the 90th day prior to the date of the current year’s annual meeting or the 10th day following the day on which the public announcement of the date of the current year’s annual meeting is first made by the Company. In connection with these changes, this section was also amended to provide that a stockholder’s Notice would be considered timely with respect to nominees for any new positions created by an increase in the number of directors to be elected to the Board (provided the Notice is delivered in accordance with certain requirements) where no public announcement naming all of the nominees for director or specifying the size of the increased Board had been made by the Company at least 100 days prior to the first anniversary of the preceding year’s annual meeting.

•

Article I, Section 1(b)(3): Annual Meeting. This section was amended to require stockholders to disclose in the Notice (i) any agreement, arrangement or understanding with respect to the nomination or proposal between or among such stockholder and/or beneficial owner, any of their respective affiliates or associates, and any others acting in concert with any of the foregoing, (ii) any agreement, arrangement or understanding (including any derivative or short positions, profit interests, options, warrants, convertible securities, stock appreciation or similar rights, hedging transactions, and borrowed or loaned shares) that had been entered into as of the date of the Notice by, or on behalf of, such stockholder and such beneficial owners, with respect to securities of the Company and (iii) any other information relating to such stockholder and beneficial owner, if any, which may be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitation of proxies for the proposal and/or election of directors in an election contest pursuant to and in accordance with Section 14(a) of the Exchange Act.

•

Article I, Section 3: Notice of Meetings. This section was amended to expressly provide that meetings of stockholders may be held by means of remote communication. In accordance with a recent amendment to Delaware General Corporation Law (“DGCL”), this section was also amended to provide that the Board may establish dual record dates for a meeting of stockholders: one record date to determine the stockholders entitled to receive notice of the meeting, and a second record date to determine stockholders entitled to vote at such meetings.

•	Article II: Board of Directors and Article III: Committees. The Board amended certain sections of these articles to reflect the current leadership structure of the Company.

•

Article V, Section 1: Certificates of Stock and Article V, Section 2: Transfers of Stock. These sections were amended to conform to a DGCL amendment that eliminated the requirement that a corporation with uncertificated stock issue a stock certificate for such shares upon the request of stockholders and to provide for how uncertificated shares of the Company shall be transferred.

•

Article V, Section 3(a): Record Date. This section was amended to conform with recent amendments to the DGCL permitting dual record dates. This section now provides that in the case of adjournment of a meeting, the Board may fix a new record date for determination of stockholders entitled to vote at the adjourned meeting and also fix as the record date for stockholders entitled to notice of such adjourned meeting the same or an earlier date as that fixed for determination of stockholders entitled to vote.

•

Article V, Section 3(b): Record Date. This section was amended to provide that in order for the Company to determine the stockholders entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board may fix a record date, which shall not be more than 60 days prior to such action or, if no such date is fixed, the close of business on the day on which the Board adopts the resolution relating thereto.

•

Article VII, Section 7: Repeal or Modification. This section was amended to conform to a recent DGCL amendment and to provide that any right to indemnification or advancement of expenses of any indemnitee shall not be eliminated or impaired by an amendment to or repeal of the Company’s bylaws after the occurrence of act or omission that is the subject of the action for which indemnification or advancement of expenses is sought.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item with respect to the Company’s Directors is contained in the Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC under the headings “Election of Directors” and is incorporated by reference in this Annual Report.

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

The information required by this item with respect to compensation policies and practices as they relate to the Company’s risk management is contained in the Proxy Statement under the heading “Board’s Oversight of Risk” and is incorporated by reference in this Annual Report.

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

Date: August 6, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ K. RUPERT MURDOCH K. Rupert Murdoch	Chairman and Chief Executive Officer (Principal Executive Officer)	August 6, 2010

/S/ DAVID F. DEVOE David F. DeVoe	Senior Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	August 6, 2010

/S/ JOSÉ MARÍA AZNAR José María Aznar	Director	August 6, 2010

/S/ NATALIE BANCROFT Natalie Bancroft	Director	August 6, 2010

/S/ PETER BARNES Peter Barnes	Director	August 6, 2010

/S/ CHASE CAREY Chase Carey	Director	August 6, 2010

/S/ KENNETH E. COWLEY Kenneth E. Cowley	Director	August 6, 2010

/S/ VIET DINH Viet Dinh	Director	August 6, 2010

/S/ RODERICK I. EDDINGTON Roderick I. Eddington	Director	August 6, 2010

/S/ MARK HURD Mark Hurd	Director	August 6, 2010

/S/ ANDREW S. B. KNIGHT Andrew S. B. Knight	Director	August 6, 2010

Signature	Title	Date

/S/ JAMES R. MURDOCH James R. Murdoch	Director	August 6, 2010

/S/ LACHLAN K. MURDOCH Lachlan K. Murdoch	Director	August 6, 2010

/S/ THOMAS J. PERKINS Thomas J. Perkins	Director	August 6, 2010

/S/ ARTHUR M. SISKIND Arthur M. Siskind	Director	August 6, 2010

/S/ JOHN L. THORNTON John L. Thornton	Director	August 6, 2010

EXHIBIT INDEX

Number	Description
2.1	Share Exchange Agreement, dated December 22, 2006, by and between News Corporation and Liberty Media Corporation. (Incorporated by reference to Exhibit 2.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on December 26, 2006.)

2.2	Tax Matters Agreement, dated December 22, 2006, by and between News Corporation and Liberty Media Corporation. (Incorporated by reference to Exhibit 2.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on December 26, 2006.)

2.3	Agreement and Plan of Merger, by and among Dow Jones & Company, Inc., News Corporation, Ruby Newco LLC and Diamond Merger Sub Corporation, dated as of July 31, 2007. (Incorporated by reference to Exhibit 2.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 1, 2007.)

3.1	Restated Certificate of Incorporation of News Corporation. (Incorporated by reference to Exhibit 3.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on October 17, 2008.)

3.2	Amended and Restated By-Laws of News Corporation. *

4.1	Specimen Certificate for Shares of Class A Common Stock of News Corporation. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 000-51022) filed with the Securities and Exchange Commission on November 12, 2004.)

4.2	Specimen Certificate for Shares of Class B Common Stock of News Corporation. (Incorporated by reference to Exhibit 4.2 to the Current Report of News Corporation on Form 8-K (File No. 000-51022) filed with the Securities and Exchange Commission on November 12, 2004.)

4.3	Indenture, dated as of February 28, 2001, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021. (Incorporated by reference to Exhibit 4.1 to the Registration Statement of The News Corporation Limited on Form F-3 (Registration No. 333-13556) filed with the Securities and Exchange Commission on May 25, 2001.)

4.4	First Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021. (Incorporated by reference to Exhibit 4.29 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.)

4.5	Second Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, News Corporation, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021. (Incorporated by reference to Exhibit 4.5 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

4.6	Third Supplemental Indenture, dated as of March 14, 2005, by and among News America Incorporated, News Corporation, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021. (Incorporated by reference to Exhibit 4.6 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.)

Number	Description
4.7	Fourth Supplemental Indenture, dated as of March 21, 2005, by and among News America Incorporated, News Corporation, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021. (Incorporated by reference to Exhibit 4.7 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.)

4.8	Fifth Supplemental Indenture, dated as of May 23, 2007, by and among News America Incorporated, the guarantor named therein and The Bank of New York, as Trustee, with respect to the Liquid Yield Option™ Notes due February 28, 2021. (Incorporated by reference to Exhibit 4.8 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.)

4.9	Indenture, dated as of January 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 2 to the Report of The News Corporation Limited on Form 6-K (File No. 1-9141) filed with the Securities and Exchange Commission dated January 28, 1993.)

4.10	First Supplemental Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 2 to the Report of The News Corporation Limited on Form 6-K (File No.1-9141) filed with the Securities and Exchange Commission dated April 26, 1993.)

4.11	Second Supplemental Indenture, dated as of April 8, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 3 to the Report of The News Corporation Limited on Form 6-K (File No.1-9141) filed with the Securities and Exchange Commission dated April 26, 1993.)

4.12	Third Supplemental Indenture, dated as of May 20, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.7 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.)

4.13	Fourth Supplemental Indenture, dated as of May 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.8 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.)

Number	Description
4.14	Fifth Supplemental Indenture, dated July 21, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.6 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-74574) filed with the Securities and Exchange Commission on January 28, 1994.)

4.15	Form of Sixth Supplemental Indenture, dated as of January 25, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.7 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-74574) filed with the Securities and Exchange Commission on February 4, 1994.)

4.16	Form of Seventh Supplemental Indenture, dated as of February 4, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.8 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-79334) filed with the Securities and Exchange Commission on June 14, 1994.)

4.17	Form of Eighth Supplemental Indenture, dated as of May 12, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.9 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-79334) filed with the Securities and Exchange Commission on June 14, 1994.)

4.18	Form of Ninth Supplemental Indenture, dated as of August 1, 1995, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.10 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-94868) filed with the Securities and Exchange Commission on July 24, 1995.)

4.19	Form of Tenth Supplemental Indenture, dated as of March 2, 2000, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.12 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

Number	Description
4.20	Form of Eleventh Supplemental Indenture, dated as of February 14, 2001, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.13 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

4.21	Twelfth Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.14 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.)

4.22	Thirteenth Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, News Corporation, The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.19 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

4.23	Fourteenth Supplemental Indenture, dated as of March 15, 2005, by and among News America Incorporated, News Corporation, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.20 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2006.)

4.24	Fifteenth Supplemental Indenture, dated as of March 21, 2005, by and among News America Incorporated, News Corporation, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.21 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2006.)

4.25	Sixteenth Supplemental Indenture, dated as of May 23, 2007, by and among News America Incorporated, the guarantor named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.25 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.)

4.26	Amended and Restated Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-59688) filed with the Securities and Exchange Commission on March 24, 1993.)

Number	Description
4.27	First Supplemental Indenture, dated as of May 20, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.2 to the Registration Statement of The News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement of News America Holdings Incorporated on Form F-3 (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.)

4.28	Second Supplemental Indenture, dated as of May 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.3 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement of News America Holdings Incorporated on Form F-3 (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.)

4.29	Third Supplemental Indenture, dated as of July 21, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.14 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-98238) filed with the Securities and Exchange Commission on October 23, 1995.)

4.30	Fourth Supplemental Indenture, dated as of October 20, 1995, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.15 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-98238) filed with the Securities and Exchange Commission on October 23, 1995.)

4.31	Fifth Supplemental Indenture, dated as of January 8, 1998, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.6 to the Registration Statement of News America Incorporated on Form F-4 (Registration No. 333-8744) filed with the Securities and Exchange Commission on May 12, 1998.)

4.32	Sixth Supplemental Indenture, dated as of March 1, 1999, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.20 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

4.33	Seventh Supplemental Indenture, dated as of February 14, 2001, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.21 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

Number	Description
4.34	Eighth Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.23 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.)

4.35	Ninth Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, News Corporation, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.29 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

4.36	Tenth Supplemental Indenture, dated as of March 14, 2005, by and among News America Incorporated, the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 9, 2006.)

4.37	Eleventh Supplemental Indenture, dated as of March 21, 2005, by and among News America Incorporated, the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.4 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 9, 2006.)

4.38	Twelfth Supplemental Indenture, dated as of May 23, 2007, by and among News America Incorporated, the guarantor named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.13 to the Registration Statement of News Corporation on Form S-4 (File No. 333-143335) filed with the Securities and Exchange Commission on May 29, 2007.)

4.39	Form of Notes representing $1.0 billion principal amount of 6.20% Senior Notes due 2034 and $750 million principal amount of 5.30% Senior Notes due 2014 and Officer’s Certificate of News Corporation relating thereto, dated December 3, 2004, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the News Corporation Limited (n/k/a News Holdings Limited), the other Guarantors named therein and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on December 3, 2004.)

4.40	Form of Notes representing $1.15 billion principal amount of 6.40% Senior Notes due 2035 and Officers’ Certificate of News Corporation relating thereto, dated December 23, 2005, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented among the Company and the subsidiary guarantors named therein and the Bank of New York as Trustee. (Incorporated by reference to Exhibit 4.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 9, 2006.)

4.41	Form of Notes representing $1 billion principal amount of 6.150% Senior Notes due 2037 and Officers’ Certificate of News Corporation relating thereto, dated March 2, 2007, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America, News Corporation, as guarantor, and the other subsidiary guarantors named therein and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 9, 2007.)

Number	Description
4.42	Form of Notes representing $1.25 billion principal amount of 6.65% Senior Notes due 2037 and Officers’ Certificate of News Corporation relating thereto, dated November 14, 2007, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America Incorporated, the Guarantor named therein and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 6, 2008.)

4.43	Registration Rights Agreement, dated February 13, 2009, by and among News America Incorporated, News Corporation and J.P. Morgan Securities Inc. as Initial Purchaser. (Incorporated by reference to Exhibit 4.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 7, 2009.)

4.44	Form of Notes representing $700 million principal amount of 6.90% Senior Notes due 2019 and Officer’s Certificate of News Corporation relating thereto, dated February 13, 2009, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America Incorporated, the Guarantor named therein and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 7, 2009.)

4.45	Form of Notes representing $300 million principal amount of 7.85% Senior Notes due 2039 and Officer’s Certificate of News Corporation relating thereto, dated February 13, 2009, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America Incorporated, the Guarantor named therein and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 7, 2009.)

4.46	Indenture, dated August 25, 2009, by and among News America Incorporated, News Corporation, as Guarantor, and The Bank of New York Mellon, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 27, 2009.)

4.47	Registration Rights Agreement, dated August 25, 2009, by and among News America Incorporated, News Corporation and J.P. Morgan Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc. and Deutsche bank Securities Inc. as Initial Purchasers. (Incorporated by reference to Exhibit 4.2 to the Registration Statement of News America Incorporated on Form S-4 (Registration No. 333-162539) filed with the Securities and Exchange Commission on October 16, 2009.)

4.48	Form of Notes representing $400 million principal amount of 5.65% Senior Notes due 2020, dated August 25, 2009. (Incorporated by reference to Exhibit 4.3 to the Registration Statement of News America Incorporated on Form S-4 (Registration No. 333-162539) filed with the Securities and Exchange Commission on October 16, 2009.)

4.49	Form of Notes representing $600 million principal amount of 6.90% Senior Notes due 2039, dated August 25, 2009. (Incorporated by reference to Exhibit 4.4 to the Registration Statement of News America Incorporated on Form S-4 (Registration No. 333-162539) filed with the Securities and Exchange Commission on October 16, 2009.)

10.1	Master Assignment, Assumption and Indemnity Agreement, dated as of September 13, 2004, by and between The News Corporation Limited, Carlholt Pty. Ltd. and News Corporation, Inc. (Incorporated by reference to Exhibit 10.14 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

Number	Description
10.2	News Corporation 2004 Stock Option Plan. (Incorporated by reference to Exhibit 10.12 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.) ±

10.3	News Corporation 2004 Replacement Stock Option Plan. (Incorporated by reference to Exhibit 10.13 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.) ±

10.4	News Corporation 2005 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on July 7, 2005.) ±

10.5	Amendment No. 1 to the News Corporation 2005 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.12 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.) ±

10.6	Form of Restricted Share Unit Agreement for Cash-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 10, 2005.) ±

10.7	Form of Restricted Share Unit Agreement for Stock-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.3 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 10, 2005.) ±

10.8	Form of Performance Award Agreement Settled in Cash-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.23 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.) ±

10.9	Form of Performance Award Agreement Settled in Stock-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.24 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.) ±

10.10	Summary of Terms and Conditions of News Corporation’s Executive Officer Performance Stock Units. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 3, 2010.) ±

10.11	Employment Agreement, dated as of November 15, 2004, by and between News America Incorporated and David F. DeVoe. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 5, 2005.) ±

10.12	Amendment to the Employment Agreement, dated December 16, 2008, between News America Incorporated and David F. DeVoe. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 6, 2009.) ±

10.13	Letter Agreement between News Corporation and David F. DeVoe, dated July 31, 2009. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 5, 2009.) ±

10.14	Summary of Key Terms of the Compensation Arrangement for James R. Murdoch. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 8, 2008.) ±

Number	Description
10.15	Amended and Restated Employment Agreement, dated as of November 20, 2008, between News America Incorporated and Roger Ailes. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 6, 2009.) ±

10.16	Employment Agreement, dated as of July 1, 2009, by and between News America Incorporated and Chase Carey. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 5, 2009.) ±

10.17	Stipulation of Settlement, dated April 12, 2006. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on April 13, 2006.)

10.18	Credit Agreement, dated as of May 23, 2007, among News America Incorporated, News Corporation and the initial lenders named therein, Citibank, N.A. as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint lead arrangers and joint bookrunners. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on May 29, 2007.)

10.19	Voting and Support Agreement, by and among News Corporation and the signatory stockholders thereto, dated as of July 31, 2007. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 1, 2007.)

10.20	Form of Agreement, by and among Dow Jones & Company, Inc., News Corporation and the Special Committee. (Incorporated by reference to Exhibit 10.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 1, 2007.)

12.1	Ratio of Earnings to Fixed Charges. *

21	List of Subsidiaries. *

23.1	Consent of Ernst & Young LLP regarding News Corporation. *

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. *

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. *

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002. *

*	Filed herewith.
±	Management contract or compensatory plan or arrangement.