Form 10-Q
period 2010-09-30
NEWS CORP
filed 2010-11-04
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

NEWS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

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

As of October 27, 2010, 1,826,390,974 shares of Class A Common Stock, par value $0.01 per share, and 798,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	For the three months ended September 30,
	2010	2009
Revenues	$7,426	$7,199

Operating expenses	(4,543)	(4,405)
Selling, general and administrative	(1,461)	(1,435)
Depreciation and amortization	(274)	(297)
Impairment and restructuring charges	(7)	(20)
Equity earnings of affiliates	94	32
Interest expense, net	(232)	(245)
Interest income	26	25
Other, net	(10)	(12)

Income before income tax expense	1,019	842
Income tax expense	(210)	(245)

Net income	809	597
Less: Net income attributable to noncontrolling interests	(34)	(26)

Net income attributable to News Corporation stockholders	$775	$571

Weighted average shares:
Basic	2,623	2,616
Diluted	2,626	2,617

Net income attributable to News Corporation stockholders per share—basic and diluted	$0.30	$0.22

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	At September 30, 2010	At June 30, 2010
	(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents	$8,814	$8,709
Receivables, net	6,418	6,431
Inventories, net	2,520	2,392
Other	501	492

Total current assets	18,253	18,024

Non-current assets:
Receivables	378	346
Investments	3,846	3,515
Inventories, net	3,637	3,254
Property, plant and equipment, net	6,259	5,980
Intangible assets, net	8,247	8,306
Goodwill	14,064	13,749
Other non-current assets	1,261	1,210

Total assets	$55,945	$54,384

Liabilities and Equity:
Current liabilities:
Borrowings	$146	$129
Accounts payable, accrued expenses and other current liabilities	5,608	5,204
Participations, residuals and royalties payable	1,538	1,682
Program rights payable	1,068	1,135
Deferred revenue	768	712

Total current liabilities	9,128	8,862

Non-current liabilities:
Borrowings	13,172	13,191
Other liabilities	2,871	2,979
Deferred income taxes	3,441	3,486

Redeemable noncontrolling interests	324	325
Commitments and contingencies

Equity:
Class A common stock (1)	18	18
Class B common stock (2)	8	8
Additional paid-in capital	17,319	17,408
Retained earnings and accumulated other comprehensive income	9,228	7,679

Total News Corporation stockholders’ equity	26,573	25,113
Noncontrolling interests	436	428

Total equity	27,009	25,541

Total liabilities and equity	$55,945	$54,384

(1)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,826,380,917 shares and 1,822,301,780 shares issued and outstanding, net of 1,776,719,176 and 1,776,740,787 treasury shares at par at September 30, 2010 and June 30, 2010, respectively.

(2)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 313,721,702 treasury shares at par at September 30, 2010 and June 30, 2010.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the three months ended September 30,
	2010	2009
Operating activities:
Net income	$809	$597
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	274	297
Amortization of cable distribution investments	21	23
Equity earnings of affiliates	(94)	(32)
Cash distributions received from affiliates	20	16
Other, net	10	12
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	19	120
Inventories, net	(403)	(623)
Accounts payable and other liabilities	(157)	270

Net cash provided by operating activities	499	680

Investing activities:
Property, plant and equipment, net of acquisitions	(264)	(130)
Acquisitions, net of cash acquired	(9)	(71)
Investments in equity affiliates	(99)	(114)
Other investments	(46)	(51)
Proceeds from dispositions	7	4

Net cash used in investing activities	(411)	(362)

Financing activities:
Borrowings	1	1,006
Repayment of borrowings	(16)	(73)
Issuance of shares	—	21
Dividends paid	(14)	(13)
Purchase of subsidiary shares from noncontrolling interest	(104)	—
Other, net	—	1

Net cash (used in) provided by financing activities	(133)	942

Net (decrease) increase in cash and cash equivalents	(45)	1,260
Cash and cash equivalents, beginning of period	8,709	6,540
Exchange movement of opening cash balance	150	32

Cash and cash equivalents, end of period	$8,814	$7,832

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

News Corporation, a Delaware corporation, with its subsidiaries (together “News Corporation” or the “Company”), is a diversified global media company, which manages and reports its businesses in six segments: Cable Network Programming, Filmed Entertainment, Television, Direct Broadcast Satellite Television (“DBS”), Publishing and Other.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these unaudited consolidated financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.

These interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 2010 and notes thereto included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on November 3, 2010, which should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on August 6, 2010.

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

Certain fiscal 2010 amounts have been reclassified to conform to the fiscal 2011 presentation.

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30. Fiscal 2011 will end on July 3, 2011 and will be comprised of 53 weeks. As such, all references to September 30, 2010 and September 30, 2009 relate to the three month periods ended September 26, 2010 and September 27, 2009, respectively. For convenience purposes, the Company continues to date its financial statements as of September 30.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with Accounting Standards Codification (“ASC”) 220 “Comprehensive Income,” total comprehensive income for the Company consisted of the following:

	For the three months ended September 30,
	2010	2009
	(in millions)
Net income, as reported	$809	$597
Other comprehensive income:
Foreign currency translation adjustments	912	392
Unrealized holding gains on securities, net of tax	60	44
Benefit plan adjustments	3	9

Total comprehensive income	1,784	1,042

Less: net income attributable to noncontrolling interests (1)	(34)	(26)
Less: foreign currency translation adjustments attributable to noncontrolling interests (1)	(4)	(5)

Comprehensive income attributable to News Corporation stockholders	$1,746	$1,011

(1)	Includes amounts relating to noncontrolling interests and redeemable noncontrolling interests.

Recent Accounting Pronouncements

On July 1, 2010, the Company adopted the new provisions of ASC 810-10-65-2, “Transition Related to FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R)”. ASC 810-10-65-2 changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires the Company to regularly assess whether it is the primary beneficiary of a VIE. The Company’s adoption of ASC 810-10-65-2 did not have a material effect on the Company’s consolidated financial statements.

Note 2—Acquisitions, Disposals and Other Transactions

Fiscal 2011 Transactions

During the first quarter of fiscal 2011, the Company acquired an additional interest in Asianet Communications Limited (“Asianet”), an Asian general entertainment television joint venture, for approximately $92 million in cash. As a result of this transaction, the Company increased its interest in Asianet to 75% from the 51% it owned at June 30, 2010.

In August 2010, the Company entered into an agreement with China Media Capital (“CMC”), a media fund in China, to form a joint venture to explore new growth opportunities in China. The Company will transfer the equity and related assets of its STAR China business along with its Fortune STAR Chinese Movie library with a combined value of approximately $140 million. Following this transaction, CMC will hold a 53% controlling stake in the joint venture and the Company will hold a 47% stake, which it will account for under the equity method of accounting. The Company expects to close this transaction in the second quarter of fiscal 2011.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company and CME Group Inc. (“CME”) formed a joint venture to operate a global financial index service business (the “Venture”), to which the Company contributed its Dow Jones Indexes business valued at $675 million (which included the Company’s agreement to provide to the Venture an annual media credit for advertising on the Company’s Dow Jones media properties averaging approximately $3.5 million a year for a ten year term) and CME contributed a business which provides certain market data services valued at $608 million. The Company and CME own 10% and 90% of the Venture, respectively. The Venture issued approximately $613 million in third-party debt due in March 2018 that has been guaranteed by CME (the “Venture Financing”). The Venture used the proceeds from the debt issuance to make a special distribution at the time of the closing of approximately $600 million solely to the Company. The Company agreed to indemnify CME with respect to any payments of principal, premium and interest that CME makes under its guarantee of the Venture Financing and certain refinancing of such debt. In the event the Company is required to perform under this indemnity, the Company will be subrogated to and acquire all rights of CME. The maximum potential amount of undiscounted future payments related to this indemnity was approximately $815 million at September 30, 2010. The Company has made a determination that there is no recognition of this potential future payment in the accompanying financial statements.

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

During fiscal 2010, the Company announced that it had proposed to the board of directors of British Sky Broadcasting Group plc (“BSkyB”), in which the Company currently has an approximate 39% interest, to make a cash offer of 700 pence per share for the BSkyB shares that the Company does not already own. The Company

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and the independent members of BSkyB’s board of directors were unable to reach a mutually agreeable price at the time of the public announcement; however, the parties entered into a cooperation agreement pursuant to which the parties agreed to work together to proceed with the regulatory process in order to facilitate a proposed transaction. There can be no assurance that the Company will make a binding offer. The Company will pay BSkyB a breakup fee of approximately $60 million as of September 30, 2010 if the regulatory approvals are obtained and the Company does not make a binding offer within five months thereafter of at least 700 pence per share. The Company believes that a potential transaction will result in increased geographic diversification of the Company’s earnings base and reduce its exposure to cyclical advertising revenues through an increase in direct consumer subscription revenues. If the Company makes a binding offer and proceeds with the proposed transaction, the Company plans to finance the transaction by using a significant portion of the available cash on its balance sheet plus borrowed funds.

Note 3—Receivables, net

Receivables, net consisted of:

	At September 30, 2010	At June 30, 2010
	(in millions)
Total receivables	$7,897	$7,947
Allowances for returns and doubtful accounts	(1,101)	(1,170)

Total receivables, net	6,796	6,777
Less: current receivables, net	6,418	6,431

Non-current receivables, net	$378	$346

Note 4—Restructuring Programs

Fiscal 2011

During the three months ended September 30, 2010, the Company recorded approximately $7 million of restructuring charges in the consolidated statements of operations. The restructuring charges reflect a $5 million charge related to the operations of the international cable channels and a $2 million charge related to additional accretion on facility termination obligations.

Fiscal 2010

In fiscal 2010, the Company recorded restructuring charges of approximately $53 million, $20 million of which was recorded during the three months ended September 30, 2009. The restructuring charges in fiscal 2010 reflect an $18 million charge related to the sales and distribution operations of the STAR channels, a $19 million charge for termination benefits related to the newspaper businesses, a $7 million charge related to the restructuring program at Fox Mobile and a $9 million charge for accretion on facility termination obligations.

The Company expects to record an additional $46 million of restructuring charges, principally related to accretion on facility termination obligations through 2021. At September 30, 2010, restructuring liabilities of approximately $63 million and $110 million were included in the consolidated balance sheets in other current liabilities and other liabilities, respectively. Other liabilities primarily relate to facility termination obligations, which are expected to be paid through fiscal 2021.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the program liabilities were as follows:

	For the three months ended September 30, 2010
	One time termination benefits	Facility related costs	Other costs	Total
	(in millions)
Beginning of period	$32	$154	$6	$192
Additions	5	2	—	7
Payments	(20)	(7)	—	(27)
Foreign exchange movements	1	—	—	1

End of period	$18	$149	$6	$173

	For the three months ended September 30, 2009
	One time termination benefits	Facility related costs	Other costs	Total
	(in millions)
Beginning of period	$65	$164	$8	$237
Additions	13	7	—	20
Payments	(41)	(5)	—	(46)

End of period	$37	$166	$8	$211

Dow Jones

As a result of the Dow Jones acquisition in fiscal 2008, the Company established and approved plans to integrate the acquired operations into the Company’s Publishing segment. The cost to implement these plans consists of separation payments for certain Dow Jones executives under the change in control plan Dow Jones had established prior to the acquisition, non-cancelable lease commitments and lease termination charges for leased facilities that have or will be exited and other contract termination costs associated with the restructuring activities. As of September 30, 2010, all of the material aspects of the plans have been completed and the substantial remaining obligation pertains to the lease termination charges for leased facilities of $67 million.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Inventories, net

The Company’s inventories were comprised of the following:

	At September 30, 2010	At June 30, 2010
	(in millions)
Programming rights	$3,387	$3,058
Books, DVDs, paper and other merchandise	376	367
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	586	614
Completed, not released	49	155
In production	706	508
In development or preproduction	118	98

	1,459	1,375

Television productions:
Released (including acquired libraries)	559	561
In production	374	283
In development or preproduction	2	2

	935	846

Total filmed entertainment costs, less accumulated amortization (a)	2,394	2,221

Total inventories, net	6,157	5,646

Less: current portion of inventory, net (b)	(2,520)	(2,392)

Total noncurrent inventories, net	$3,637	$3,254

(a)

Does not include $452 million and $460 million of net intangible film library costs as of September 30, 2010 and June 30, 2010, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheets.

(b)	Current inventory as of September 30, 2010 and June 30, 2010 was comprised of programming rights ($2,175 million and $2,057 million, respectively), books, DVDs, paper and other merchandise.

Note 6—Investments

The Company’s investments were comprised of the following:

		Ownership Percentage	At September 30, 2010	At June 30, 2010
			(in millions)
Equity method investments:
British Sky Broadcasting Group plc (1)	U.K. DBS operator	39%	$1,355	$1,159
Sky Network Television Ltd. (1)	New Zealand media company	44%	363	343
Sky Deutschland AG (1)	German pay-TV operator	45%	311	326
NDS	Digital technology company	49%	285	286
Other equity method investments		various	941	893
Fair value of available-for-sale investments		various	317	225
Other investments		various	274	283

			$3,846	$3,515

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)

The market value of the Company’s investment in BSkyB, Sky Network Television Ltd., and Sky Deutschland AG (“Sky Deutschland”) was $7,698 million, $640 million and $340 million at September 30, 2010, respectively.

The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	At September 30, 2010	At June 30, 2010
	(in millions)
Cost basis of available-for-sale investments	$37	$37
Accumulated gross unrealized gain	280	189
Accumulated gross unrealized loss	—	(1)

Fair value of available-for-sale investments	$317	$225

Deferred tax liability	$98	$66

Fiscal Year 2011 Transactions

On August 2, 2010, the Company agreed to backstop €340 million (approximately $450 million) of financing measures that are being initiated by Sky Deutschland. A first step of the financing was completed subsequent to the first quarter of fiscal 2011 and the Company acquired 108 million additional shares of Sky Deutschland increasing its ownership from approximately 45% to 49.9%. The aggregate cost of the shares acquired by the Company was approximately €115 million (approximately $150 million) and the shares were newly registered shares issued pursuant to the capital increase. Proceeds from Sky Deutschland’s rights offering was approximately €177 million as the rights offering was not fully subscribed. In accordance with the backstop, the Company is currently negotiating with Sky Deutschland on a bond issuance that is convertible for up to 53.9 million underlying Sky Deutschland shares, and/or a loan to be provided by the Company. The Company will have the right to convert the bond into equity at any time following a 40-day holding period, subject to certain black-out periods. If not converted, the Company will have the option to redeem the bond for cash upon its maturity in four years. The loan will amount to approximately €163 million less any proceeds from the convertible bond. The financing measures are expected to be completed by no later than January 31, 2011.

During the first quarter of fiscal 2011, the Company increased its investment in Tata Sky Ltd. (“Tata Sky”) for approximately $88 million in cash. As a result of this transaction, the Company increased its interest in Tata Sky to approximately 30% from the 20% it owned at June 30, 2010.

Fiscal 2010 Transactions

During fiscal 2010, the Company acquired additional shares of Sky Deutschland, increasing its ownership from approximately 38% at June 30, 2009 to approximately 45% at June 30, 2010. The aggregate cost of the shares acquired was approximately $200 million and the majority of the shares were newly registered shares issued pursuant to a capital increase.

During fiscal 2010, the Company acquired an approximate 9% interest in Rotana Holding FZ-LLC (“Rotana”), which operates a diversified film, television, audio, advertising and entertainment business across the Middle East and North Africa, for $70 million. A significant stockholder of the Company, who owned approximately 7% of the Company’s Class B Common stock at the time of transaction, owns a controlling interest in Rotana. The Company has an option to purchase an approximate 9% additional interest for $70 million

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through November 2011. The Company also has an option to sell its interest in Rotana in fiscal year 2015 at the higher of the price per share based on a bona fide sale offer or the original subscription price.

During fiscal 2010, the Company announced that it had proposed to the board of directors of BSkyB, in which the Company currently has an approximate 39% interest, to make a cash offer of 700 pence per share for the BSkyB shares that the Company does not already own. (See Note 2—Acquisitions, Disposals and Other Transactions for further discussion)

Note 7—Fair Value

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

The table below presents information about financial assets and liabilities carried at fair value on a recurring basis as of September 30, 2010:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities (1)	$317	$317	$—	$—
Derivatives (2)	—	—	—	—
Redeemable noncontrolling interests (3)	(324)	—	—	(324)

Total	$(7)	$317	$—	$(324)

(1)	See Note 6—Investments
(2)	Represents derivatives associated with the Company’s foreign exchange forward contracts designated as hedges. The fair values of these derivatives were not material as of September 30, 2010.
(3)

The Company accounts for the redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A “Distinguishing Liabilities from Equity.” (“ASC 480-10-S99-3A”) because their exercise is outside the control of the Company and, accordingly, as of September 30, 2010, has included the fair value of the redeemable noncontrolling interests in the consolidated balance sheets. The majority of redeemable noncontrolling interests recorded at fair value are a put arrangement held by the noncontrolling interests in one of the Company’s majority-owned Regional Sports Network (“RSN”), in a majority-owned outdoor marketing subsidiary and in one of the Company’s Asian general entertainment television joint ventures.

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

The changes in fair value of liabilities classified as Level 3 measurements during the three months ended September 30, 2010 were as follows (in millions):

Beginning of period	$(325)
Total gains (losses) included in net income	(7)
Total gains (losses) included in other comprehensive income	—
Other	8

End of period	$(324)

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables, payables and cost investments, approximates fair value.

The aggregate fair value of the Company’s borrowings at September 30, 2010 was approximately $15,501 million compared with a carrying value of approximately $13,318 million and, at June 30, 2010, was approximately $14,975 million compared with a carrying value of approximately $13,320 million. Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market.

Foreign Currency Forward Contracts

The Company uses financial instruments designated as cash flow hedges primarily to hedge certain exposures to foreign currency exchange risks associated with the cost for producing or acquiring films and television programming abroad. The notional amount of foreign exchange forward contracts with foreign currency risk outstanding at September 30, 2010 and June 30, 2010 was $508 million and $511 million, respectively. As of September 30, 2010 and June 30, 2010, the fair values of the foreign exchange forward contracts of approximately $(0.1) million and $33 million, respectively were recorded in the underlying hedged balances. The Company’s foreign currency forward contracts are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount. The potential loss in fair value for such financial instruments for a 10% adverse change in quoted foreign currency exchange rates would be approximately $28 million and $3 million at September 30, 2010 and June 30, 2010, respectively.

The effective changes in fair value of derivatives designated as cash flow hedges for the three months ended September 30, 2010 of $(28) million were recorded in accumulated other comprehensive income with foreign currency translation adjustments. The ineffective changes in fair value of derivatives designated as cash flow hedges were immaterial. Amounts are reclassified from accumulated other comprehensive income when the underlying hedged item is recognized in earnings. During the three months ended September 30, 2010, the Company reclassified gains of approximately $9 million from other comprehensive income to net income. The Company expects to reclassify the entire loss included in other comprehensive income in the next twelve months. Cash flows from the settlement of foreign exchange forward contracts (which generally occurs within twelve months from the inception of the contracts) offset cash flows from the underlying hedged item and are included in operating activities in the consolidated statements of cash flows.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk at September 30, 2010 or June 30, 2010 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At September 30, 2010, the Company did not anticipate nonperformance by any of the counterparties.

Note 8—Goodwill and Other Intangible Assets

During the three months ended September 30, 2010, the changes in the carrying value of goodwill and intangible assets were primarily due to foreign currency adjustments.

Note 9—Borrowings

As of September 30, 2010, the Company had $146 million classified as current borrowings. Included in this amount was the remaining balance of the LYONs which is redeemable by option of the holders on February 28, 2011 and bank debt of approximately $65 million due in the next 12 months.

Note 10—Equity

The following table summarizes changes in equity:

	For the three months ended September 30,
	2010				2009
	News Corporation Stockholders	Noncontrolling Interests		Total Equity	News Corporation Stockholders	Noncontrolling Interests		Total Equity
	(in millions)
Balance, beginning of period	$25,113	$428		$25,541	$23,224	$408		$23,632
Net income	775	27	(a)	802	571	23	(a)	594
Other comprehensive income	971	4	(b)	975	440	5	(b)	445
Issuance of shares	51	—		51	69	—		69
Dividends declared	(197)	—		(197)	(157)	—		(157)
Other	(140)	(23	)(c)	(163)	(94)	(10	)(c)	(104)

Balance, end of period	$26,573	$436		$27,009	$24,053	$426		$24,479

(a)

Net income (loss) attributable to noncontrolling interests excludes $7 million and $3 million relating to redeemable noncontrolling interests for the three months ended September 30, 2010 and 2009, respectively.

(b)	Other comprehensive income (loss) attributable to noncontrolling interests excludes nil relating to redeemable noncontrolling interests for both the three months ended September 30, 2010 and 2009.
(c)

Other activity attributable to noncontrolling interests excludes $(8) million and $(4) million relating to redeemable noncontrolling interests for the three months ended September 30, 2010 and 2009, respectively.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company declared a dividend of $0.075 per share on both the Class A Common Stock and the Class B Common Stock in the three months ended September 30, 2010, which was paid in October 2010 to stockholders of record on September 8, 2010. The total aggregate dividend paid to stockholders in October 2010 was approximately $197 million.

The Company declared a dividend of $0.06 per share on both the Class A Common Stock and the Class B Common Stock in the three months ended September 30, 2009, which was paid in October 2009 to stockholders of record on September 9, 2009. The related total aggregate dividend paid to stockholders in October 2009 was approximately $157 million.

Note 11—Equity-Based Compensation

The following table summarizes the Company’s equity-based compensation transactions:

	For the three months ended September 30,
	2010	2009
	(in millions)
Equity-based compensation	$45	$45

Cash received from exercise of equity-based compensation	$—	$21

At September 30, 2010, the Company’s total compensation cost related to non-vested stock options, restricted stock units (“RSUs”) and stock appreciation rights not yet recognized for all equity-based compensation plans was approximately $281 million, the majority of which is expected to be recognized over the next three fiscal years. Compensation expense on all equity-based awards is generally recognized on a straight-line basis over the vesting period of the entire award.

Stock options exercised during the three months ended September 30, 2010 and 2009 resulted in the Company’s issuance of approximately nil and 1.8 million shares of Class A Common Stock, respectively. The intrinsic value of the stock options exercised during the three months ended September 30, 2010 and 2009 was not material.

During the three months ended September 30, 2010, the Company issued approximately 12.9 million RSUs. These RSUs will be settled in shares of Class A Common Stock upon vesting, except for approximately 2.5 million RSUs that will be settled in cash. RSUs granted to executive directors and certain awards granted to employees in certain foreign locations are settled in cash.

In August 2010, the Compensation Committee approved the annual grant of performance stock units that will have a three year performance measurement period (the “PSUs”) beginning for the fiscal year ending June 30, 2011. For executive directors of the Company, each PSU represents the right to receive the U.S. dollar value of one share of News Corporation’s Class A Common Stock in cash after the completion of the three year performance period, subject to the satisfaction of one or more pre-established objective performance measures that shall be determined by the Compensation Committee. The PSUs were awarded under the Company’s 2005 Long-Term Incentive Plan. A total of 1.7 million PSUs were issued under this program as of September 30, 2010.

At September 30, 2010 and June 30, 2010, the liability for cash-settled RSUs and PSUs was approximately $22 million and $25 million, respectively.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three months ended September 30, 2010 and 2009, approximately 8.3 million and 9.2 million RSUs vested, respectively, of which approximately 7.0 million were settled in Class A Common Stock, before statutory tax withholdings, in each period. The fair value of RSUs settled in Class A Common Stock was approximately $89 million and $75 million in the three months ended September 30, 2010 and 2009, respectively. The remaining 1.3 million and 2.2 million RSUs settled during the three months ended September 30, 2010 and 2009, respectively, were settled in cash before statutory withholdings, of approximately $18 million and $22 million.

The Company recognized a tax expense on vested RSUs and stock options exercised of approximately $3 million and $12 million for the three months ended September 30, 2010 and 2009, respectively.

Note 12—Commitments and Guarantees

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of September 30, 2010 and June 30, 2010 were $43,933 million and $41,518 million, respectively. The increase from June 30, 2010 is primarily due to higher domestic and international sports programming rights, new transponder leases and higher international entertainment programming rights.

Other than as previously disclosed in these notes to the Company’s unaudited consolidated financial statements, the Company’s commitments have not changed significantly from disclosures included in the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2010.

Guarantees

The Company’s guarantees have not changed significantly from disclosures included in the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2010.

Note 13—Contingencies

Intermix

On August 26, 2005 and August 30, 2005, two purported class action lawsuits captioned, respectively, Ron Sheppard v. Richard Rosenblatt et. al., and John Friedmann v. Intermix Media, Inc. et al., were filed in the California Superior Court, County of Los Angeles. Both lawsuits named as defendants all of the then incumbent members of the board of directors of Intermix Media, Inc. (“Intermix”), including Mr. Rosenblatt, Intermix’s former Chief Executive Officer, and certain entities affiliated with VantagePoint Venture Partners (“VantagePoint”), a former major Intermix stockholder. The complaints alleged that, in pursuing the transaction whereby Intermix was to be acquired by Fox Interactive Media, a subsidiary of the Company (the “FIM Transaction”), and approving the related merger agreement, the director defendants breached their fiduciary duties to Intermix stockholders by, among other things, engaging in self-dealing and failing to obtain the highest price reasonably available for Intermix and its stockholders. The complaints further alleged that the merger agreement resulted from a flawed process and that the defendants tailored the terms of the merger to advance their own interests. The FIM Transaction was consummated on September 30, 2005. The Friedmann and Sheppard lawsuits were subsequently consolidated and, on January 17, 2006, a consolidated amended complaint was filed (the “Intermix Media Shareholder Litigation”). The plaintiffs in the consolidated action sought various forms of declaratory relief, damages, disgorgement and fees and costs. On March 20, 2006, the court ordered that

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

substantially identical claims asserted in a separate state action filed by Brad Greenspan, captioned Greenspan v. Intermix Media, Inc., et al., be severed and related to the Intermix Media Shareholder Litigation. The defendants filed demurrers seeking dismissal of all claims in the Intermix Media Shareholder Litigation and the severed Greenspan claims. On October 6, 2006, the court sustained the demurrers without leave to amend. On December 13, 2006, the court dismissed the complaints and entered judgment for the defendants. Greenspan and plaintiffs in the Intermix Media Shareholder Litigation filed notices of appeal. The Court of Appeal heard arguments on the fully briefed appeal on October 23, 2008. On November 11, 2008, the Court of Appeal issued an unpublished opinion affirming the lower court’s dismissal on all counts. On December 19, 2008, stockholder appellants filed a Petition for Review with the California Supreme Court. The California Supreme Court denied review on February 18, 2009 and the judgment is now final.

In November 2005, plaintiff in a derivative action captioned LeBoyer v. Greenspan et al. pending against various former Intermix directors and officers in the United States District Court for the Central District of California filed a First Amended Class and Derivative Complaint (the “Amended Complaint”). The original derivative action was filed in May 2003 and arose out of Intermix’s restatement of quarterly financial results for its fiscal year ended March 31, 2003. A substantially similar derivative action filed in Los Angeles Superior Court was dismissed based on the inability of the plaintiffs to plead adequately demand futility. The Amended Complaint added various allegations and purported class claims arising out of the FIM Transaction that are substantially similar to those asserted in the Intermix Media Shareholder Litigation. The Amended Complaint also added as defendants the individuals and entities named in the Intermix Media Shareholder Litigation that were not already defendants in the matter. On October 16, 2006, the court dismissed the fourth through seventh claims for relief, which related to the 2003 restatement, finding that the plaintiff is precluded from relitigating demand futility. At the same time, the court asked for further briefing regarding plaintiffs’ standing to assert derivative claims based on the FIM Transaction, including for alleged violation of Section 14(a) of the Exchange Act, the effect of the state judge’s dismissal of the claims in the Greenspan case and the Intermix Media Shareholder Litigation on the remaining direct class action claims alleging breaches of fiduciary duty and other common law claims leading up to the FIM Transaction. The parties filed the requested additional briefing in which the defendants requested that the court stay the direct LeBoyer claims pending the resolution of any appeal in the Greenspan case and the Intermix Media Shareholder Litigation. By order dated May 22, 2007, the court granted defendants’ motion to dismiss the derivative claims arising out of the FIM Transaction, and denied the defendants’ request to stay the two remaining direct claims. As explained in more detail in the next paragraph, the court subsequently consolidated this case with the Brown v. Brewer action also pending before the court. On July 11, 2007, plaintiffs filed the consolidated first amended complaint under the Brown case title. See the discussion of the Brown case below for the subsequent developments in the consolidated case.

On June 14, 2006, a purported class action lawsuit, captioned Jim Brown v. Brett C. Brewer, et al., was filed against certain former Intermix directors and officers in the United States District Court for the Central District of California. The plaintiff asserted claims for alleged violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9, as well as control person liability under Section 20(a) of the Exchange Act. The plaintiff alleged that certain defendants disseminated false and misleading definitive proxy statements on two occasions: one on December 30, 2003 in connection with the stockholder vote on January 29, 2004 on the election of directors and ratification of financing transactions with certain entities of VantagePoint; and another on August 25, 2005 in connection with the stockholder vote on the FIM Transaction. The complaint named as defendants certain VantagePoint related entities, the former general counsel and the members of the Intermix Board who were incumbent on the dates of the respective proxy statements. Intermix was not named as a defendant, but has certain indemnity obligations to the former officer and director defendants in connection with these claims and allegations. On August 25, 2006, plaintiff amended his complaint to add certain investment banks (the “Investment Banks”) as defendants. Intermix has certain indemnity obligations to the Investment Banks as well.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plaintiff amended his complaint again on September 27, 2006, which defendants moved to dismiss. On February 9, 2007, the case was transferred to Judge George H. King, the judge assigned to the LeBoyer action, on the grounds that it raises substantially related questions of law and fact as LeBoyer, and would entail substantial duplication of labor if heard by different judges. On June 11, 2007, Judge King ordered the Brown case be consolidated with the LeBoyer action, ordered plaintiffs’ counsel to file a consolidated first amended complaint, and further ordered the parties to file a joint brief on defendants’ contemplated motion to dismiss the consolidated first amended complaint. On July 11, 2007, plaintiffs filed the consolidated first amended complaint, which defendants moved to dismiss. By order dated January 17, 2008, Judge King granted defendants’ motion to dismiss the 2003 proxy claims (concerning VantagePoint transactions) and the 2005 proxy claims (concerning the FIM Transaction), as well as a claim against the VantagePoint entities alleging unjust enrichment. The court found it unnecessary to rule on dismissal of the remaining claims, which are related to the 2005 FIM Transaction, because the dismissal disposed of those claims. On February 8, 2008, plaintiffs filed a consolidated second amended complaint, which defendants moved to dismiss on February 28, 2008. By order dated July 15, 2008, the court granted in part and denied in part defendants’ motion to dismiss. The 2003 claims and the claims against the Investment Banks were dismissed with prejudice. The Section 14(a), Section 20(a) and the breach of fiduciary duty claims related to the FIM Transaction remain against the officer and director defendants and the VantagePoint defendants. On November 14, 2008, plaintiff filed a motion for class certification to which defendants filed their opposition on January 14, 2009. On June 22, 2009, the court granted plaintiff’s motion for class certification, certifying a class of all holders of Intermix common stock from July 18, 2005 through consummation of the FIM Transaction, who were allegedly harmed by defendants’ improper conduct as set forth in the complaint. The parties have completed fact and expert discovery. On June 17, 2010, the court granted in part and denied in part defendants’ summary judgment motion filed on October 19, 2009. Specifically, the court denied plaintiff’s motion for summary adjudication of a factual issue and denied defendants’ motion to exclude plaintiff’s damages expert, which was filed on November 30, 2009. In the court’s June 17 order, the court found that plaintiff could not proceed on any fiduciary duty claim based upon alleged violations of the duty of care, but found material issues of fact prohibiting summary judgment on alleged violations of fiduciary duty of loyalty. On plaintiff’s Section 14(a) claim, the court found material issues of fact that prohibited summary judgment on the entire claim, but granted defendants’ motion as to certain purported omissions, finding the allegedly omitted information immaterial. Further, the court granted defendants’ motion as to two damage theories for the Section 14(a) claim, finding benefit of the bargain damages not viable and lost opportunity damages too speculative, and permitting plaintiff to proceed only based upon a theory of out-of-pocket damages. No trial date was set. On October 21, 2010, the parties agreed to a settlement of the action, which is subject to approval by the court. The terms of the settlement remain confidential pending submission of a formal stipulation of settlement to the court, but they are not material to the Company.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The components of net periodic benefit costs were as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended September 30,
	2010	2009	2010	2009
	(in millions)
Service cost benefits earned during the period	$24	$18	$1	$1
Interest costs on projected benefit obligation	42	43	4	5
Expected return on plan assets	(42)	(35)	—	—
Amortization of deferred losses	15	10	—	—
Other	1	1	(4)	(4)

Net periodic costs	$40	$37	$1	$2

Cash contributions	$14	$14	$4	$4

Note 15—Segment Information

The Company regularly reviews its segment reporting and classification. In the first quarter of fiscal 2011, the Company aggregated the previously reported Book Publishing segment, Integrated Marketing Services segment and the Newspapers and Information Services segment to report a new Publishing segment because of changes in how the Company manages and evaluates these businesses as a result of evolving industry trends. The Company has revised its segment information for prior fiscal years to conform to the fiscal 2011 presentation.

The Company is a diversified global media company, which manages and reports its businesses in the following six segments:

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•

Publishing, which principally consists of the Company’s newspapers and information services, book publishing and integrated marketing services businesses. The newspapers and information services business principally consists of the publication of four national newspapers in the United Kingdom, the publication of approximately 146 newspapers in Australia, the publication of a metropolitan newspaper and a national newspaper (with international editions) in the United States and the provision of information services. The book publishing business consists of the publication of English language books throughout the world and the integrated marketing services business consists of the publication of free-standing inserts and the provision of in-store marketing products and services in the United States and Canada.

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

Segment operating income (loss) does not include: Impairment and restructuring charges, equity earnings of affiliates, interest expense, net, interest income, other, net, income tax expense and net income attributable to noncontrolling interests. The Company believes that information about segment operating income (loss) assists all users of the Company’s consolidated financial statements by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from non-operational factors that affect net income, thus providing insight into both operations and the other factors that affect reported results.

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

	For the three months ended September 30,
	2010	2009
	(in millions)
Revenues:
Cable Network Programming	$1,872	$1,606
Filmed Entertainment	1,503	1,521
Television	851	765
Direct Broadcast Satellite Television	856	927
Publishing	2,046	1,980
Other	298	400

Total revenues	$7,426	$7,199

Segment operating income (loss):
Cable Network Programming	$659	$513
Filmed Entertainment	280	391
Television	105	38
Direct Broadcast Satellite Television	82	128
Publishing	178	118
Other	(156)	(126)

Total segment operating income	1,148	1,062
Impairment and restructuring charges	(7)	(20)
Equity earnings of affiliates	94	32
Interest expense, net	(232)	(245)
Interest income	26	25
Other, net	(10)	(12)

Income before income tax expense	1,019	842
Income tax expense	(210)	(245)

Net income	809	597
Less: Net income attributable to noncontrolling interests	(34)	(26)

Net income attributable to News Corporation stockholders	$775	$571

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $168 million and $140 million for the three months ended September 30, 2010 and 2009, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profit (loss) generated primarily by the Filmed Entertainment segment of approximately $16 million and $(5) million for the three months ended September 30, 2010 and 2009, respectively, have been eliminated within the Filmed Entertainment segment.

	For the three months ended September 30, 2010
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$659	$37	$21	$717
Filmed Entertainment	280	23	—	303
Television	105	21	—	126
Direct Broadcast Satellite Television	82	61	—	143
Publishing	178	93	—	271
Other	(156)	39	—	(117)

Total	$1,148	$274	$21	$1,443

	For the three months ended September 30, 2009
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$513	$42	$23	$578
Filmed Entertainment	391	23	—	414
Television	38	21	—	59
Direct Broadcast Satellite Television	128	66	—	194
Publishing	118	94	—	212
Other	(126)	51	—	(75)

Total	$1,062	$297	$23	$1,382

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At September 30, 2010	At June 30, 2010
	(in millions)
Total assets:
Cable Network Programming	$12,224	$12,032
Filmed Entertainment	7,273	7,122
Television	6,370	6,479
Direct Broadcast Satellite Television	2,893	2,703
Publishing	13,730	13,071
Other	9,609	9,462
Investments	3,846	3,515

Total assets	$55,945	$54,384

Goodwill and Intangible assets, net:
Cable Network Programming	$6,852	$6,860
Filmed Entertainment	1,878	1,886
Television	4,310	4,310
Direct Broadcast Satellite Television	590	540
Publishing	7,106	6,864
Other	1,575	1,595

Total goodwill and intangible assets, net	$22,311	$22,055

Note 16—Additional Financial Information

Supplemental Cash Flows Information

	For the three months ended September 30,
	2010	2009
	(in millions)
Supplemental cash flows information:
Cash paid for income taxes	$(211)	$(76)
Cash paid for interest	(206)	(202)
Sale of other investments	12	14
Purchase of other investments	(58)	(65)

Supplemental information on businesses acquired:
Fair value of assets acquired	9	14
Cash acquired	—	3
Liabilities assumed	1	58
Noncontrolling interest decrease (increase)	(1)	(1)
Cash paid	(9)	(74)

Fair value of stock consideration	$—	$—

Note 17—Supplemental Guarantor Information

In May 2007, News America Incorporated (“NAI”) entered into a credit agreement (the “Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein (the “Lenders”), Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent. The

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statement of Operations

For the three months ended September 30, 2010

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
	(in millions)
Revenues	$—	$—	$7,426	$—	$7,426
Expenses	(82)	—	(6,203)	—	(6,285)
Equity earnings (losses) of affiliates	(2)	—	96	—	94
Interest expense, net	(347)	(263)	(4)	382	(232)
Interest income	1	1	406	(382)	26
Earnings (losses) from subsidiary entities	213	1,044	—	(1,257)	—
Other, net	(23)	(7)	20	—	(10)

Income (loss) before income tax expense	(240)	775	1,741	(1,257)	1,019
Income tax (expense) benefit	49	—	(358)	99	(210)

Net income (loss)	(191)	775	1,383	(1,158)	809
Less: Net income attributable to noncontrolling interests	—	—	(34)	—	(34)

Net income (loss) attributable to News Corporation stockholders	$(191)	$775	$1,349	$(1,158)	$775

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statement of Operations

For the three months ended September 30, 2009

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
	(in millions)
Revenues	$—	$—	$7,199	$—	$7,199
Expenses	(62)	—	(6,095)	—	(6,157)
Equity earnings of affiliates	1	—	31	—	32
Interest expense, net	(740)	(290)	(381)	1,166	(245)
Interest income	1	—	785	(761)	25
Earnings (losses) from subsidiary entities	473	861	—	(1,334)	—
Other, net	385	—	8	(405)	(12)

Income (loss) before income tax expense	58	571	1,547	(1,334)	842
Income tax (expense) benefit	(17)	—	(450)	222	(245)

Net income (loss)	41	571	1,097	(1,112)	597
Less: Net income attributable to noncontrolling interests	—	—	(26)	—	(26)

Net income (loss) attributable to News Corporation stockholders	$41	$571	$1,071	$(1,112)	$571

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Balance Sheet

At September 30, 2010

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,945	$2,398	$3,471	$—	$8,814
Receivables, net	24	7	6,387	—	6,418
Inventories, net	—	—	2,520	—	2,520
Other	28	—	473	—	501

Total current assets	2,997	2,405	12,851	—	18,253

Non-current assets:
Receivables	1	—	377	—	378
Inventories, net	—	—	3,637	—	3,637
Property, plant and equipment, net	97	—	6,162	—	6,259
Intangible assets, net	—	—	8,247	—	8,247
Goodwill	—	—	14,064	—	14,064
Other	280	—	981	—	1,261
Investments
Investments in associated companies and other investments	112	39	3,695	—	3,846
Intragroup investments	48,939	42,726	—	(91,665)	—

Total investments	49,051	42,765	3,695	(91,665)	3,846

TOTAL ASSETS	$52,426	$45,170	$50,014	$(91,665)	$55,945

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$81	$—	$65	$—	$146
Other current liabilities	11	198	8,773	—	8,982

Total current liabilities	92	198	8,838	—	9,128
Non-current liabilities:
Borrowings	13,172	—	—	—	13,172
Other non-current liabilities	207	—	6,105	—	6,312
Intercompany	28,826	18,399	(47,225)	—	—
Redeemable noncontrolling interests	—	—	324	—	324
Total Equity	10,129	26,573	81,972	(91,665)	27,009

TOTAL LIABILITIES AND EQUITY	$52,426	$45,170	$50,014	$(91,665)	$55,945

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Balance Sheet

At June 30, 2010

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$5,331	$—	$3,378	$—	$8,709
Receivables, net	17	—	6,414	—	6,431
Inventories, net	—	—	2,392	—	2,392
Other	44	—	448	—	492

Total current assets	5,392	—	12,632	—	18,024

Non-current assets:
Receivables	—	—	346	—	346
Inventories, net	—	—	3,254	—	3,254
Property, plant and equipment, net	96	—	5,884	—	5,980
Intangible assets, net	—	—	8,306	—	8,306
Goodwill	—	—	13,749	—	13,749
Other	269	—	941	—	1,210
Investments
Investments in associated companies and other investments	121	39	3,355	—	3,515
Intragroup investments	48,663	40,483	—	(89,146)	—

Total investments	48,784	40,522	3,355	(89,146)	3,515

TOTAL ASSETS	$54,541	$40,522	$48,467	$(89,146)	$54,384

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$80	$—	$49	$—	$129
Other current liabilities	20	—	8,713	—	8,733

Total current liabilities	100	—	8,762	—	8,862
Non-current liabilities:
Borrowings	13,159	—	32	—	13,191
Other non-current liabilities	200	—	6,265	—	6,465
Intercompany	30,561	15,409	(45,970)	—	—
Redeemable noncontrolling interests	—	—	325	—	325
Total equity	10,521	25,113	79,053	(89,146)	25,541

TOTAL LIABILITIES AND EQUITY	$54,541	$40,522	$48,467	$(89,146)	$54,384

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statement of Cash Flows

For the three months ended September 30, 2010

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
	(in millions)
Operating activities:
Net cash provided by (used in) operating activities	$(2,381)	$2,398	$482	$—	$499

Investing activities:
Property, plant and equipment	(4)	—	(260)	—	(264)
Investments	(1)	—	(153)	—	(154)
Proceeds from dispositions	—	—	7	—	7

Net cash used in investing activities	(5)	—	(406)	—	(411)

Financing activities:
Borrowings	—	—	1	—	1
Repayment of borrowings	—	—	(16)	—	(16)
Issuance of shares	—	—	—	—	—
Dividends paid	—	—	(14)	—	(14)
Purchase of subsidiary shares from noncontrolling interest	—	—	(104)	—	(104)

Net used in financing activities	—	—	(133)	—	(133)

Net (decrease) increase in cash and cash equivalents	(2,386)	2,398	(57)	—	(45)
Cash and cash equivalents, beginning of period	5,331	—	3,378	—	8,709
Exchange movement on opening cash balance	—	—	150	—	150

Cash and cash equivalents, end of period	$2,945	$2,398	$3,471	$—	$8,814

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statement of Cash Flows

For the three months ended September 30, 2009

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
	(in millions)
Operating activities:
Net cash provided by (used in) operating activities	$382	$(21)	$319	$—	$680

Investing activities:
Property, plant and equipment	(1)	—	(129)	—	(130)
Investments	3	—	(239)	—	(236)
Proceeds from dispositions	—	—	4	—	4

Net cash provided by (used in) investing activities	2	—	(364)	—	(362)

Financing activities:
Borrowings	989	—	17	—	1,006
Repayment of borrowings	—	—	(73)	—	(73)
Issuance of shares	—	21	—	—	21
Dividends paid	—	—	(13)	—	(13)
Other, net	—	—	1	—	1

Net cash provided by (used in) financing activities	989	21	(68)	—	942

Net increase (decrease) in cash and cash equivalents	1,373	—	(113)	—	1,260
Cash and cash equivalents, beginning of period	4,479	—	2,061	—	6,540
Exchange movement on opening cash balance	—	—	32	—	32

Cash and cash equivalents, end of period	$5,852	$—	$1,980	$—	$7,832

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

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of News Corporation, its directors or its officers with respect to, among other things, trends affecting News Corporation’s financial condition or results of operations. The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other factors is set forth under the heading Part II “Other Information,” Item 1A “Risk Factors” in this report. News Corporation does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by News Corporation with the Securities and Exchange Commission (“SEC”). This section should be read together with the unaudited consolidated financial statements of News Corporation and related notes set forth elsewhere herein and the audited consolidated financial statements of News Corporation for the fiscal year ended June 30, 2010 included in News Corporation’s Current Report on Form 8-K filed with the SEC on November 3, 2010, which should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed with the SEC on August 6, 2010.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of News Corporation and its subsidiaries’ (together “News Corporation” or the “Company”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that have occurred to date during fiscal 2011 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2010 and 2009. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2010 and 2009. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

OVERVIEW OF THE COMPANY’S BUSINESS

The Company regularly reviews its segment reporting and classification. In the first quarter of fiscal 2011, the Company aggregated the previously reported Book Publishing segment, Integrated Marketing Services segment and the Newspapers and Information Services segment to report a new Publishing segment because of changes in how the Company manages and evaluates these businesses as a result of evolving industry trends. The Company has revised its segment information for prior fiscal years to conform to the fiscal 2011 presentation.

The Company is a diversified global media company, which manages and reports its businesses in the following six segments:

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

•

Publishing, which principally consists of the Company’s newspapers and information services, book publishing and integrated marketing services businesses. The newspapers and information services business principally consists of the publication of four national newspapers in the United Kingdom, the publication of approximately 146 newspapers in Australia, the publication of a metropolitan newspaper and a national newspaper (with international editions) in the United States and the provision of information services. The book publishing business consists of the publication of English language books throughout the world and the integrated marketing services business consists of the publication of free-standing inserts and the provision of in-store marketing products and services in the United States and Canada.

•

Other, which principally consists of the Company’s digital media properties and News Outdoor, an advertising business which offers display advertising in outdoor locations primarily throughout Russia and Eastern Europe.

Television and Cable Network Programming

The Company’s television operations primarily consist of FOX, MyNetworkTV and the 27 television stations owned by the Company.

The television operations derive revenues primarily from the sale of advertising and to a lesser extent retransmission compensation. Adverse changes in general market conditions for advertising may affect revenues. The U.S. television broadcast environment is highly competitive and the primary methods of competition are the development and acquisition of popular programming. Program success is measured by ratings, which are an indication of market acceptance, with the top rated programs commanding the highest advertising prices. FOX is a broadcast network and MyNetworkTV is a programming distribution service, airing original and off-network programming. FOX competes with other broadcast networks, such as CBS, ABC, NBC and The CW, independent television stations, cable program services, as well as other media, including DVDs, video games, print and the Internet for audiences, programming and advertising revenues. In addition, FOX and MyNetworkTV compete with the other broadcast networks and other programming distribution services to secure affiliations with independently owned television stations in markets across the country.

Retransmission consent rules provide a mechanism for the television stations owned by the Company to seek and obtain payment from multi-channel video programming distributors who carry broadcasters’ signals. Retransmission compensation consists of per subscriber-based compensatory fees paid to the Company from cable and satellite distribution systems for their retransmission of FOX and MyNetworkTV stations.

The television stations owned by the Company compete for programming, audiences and advertising revenues with other television stations and cable networks in their respective coverage areas and, in some cases, with respect to programming, with other station groups, and in the case of advertising revenues, with other local and national media. The competitive position of the television stations owned by the Company is largely influenced by the quality and strength of FOX and MyNetworkTV programing, and, in particular, the prime-time viewership of the respective network.

The Company’s U.S. cable network operations primarily consist of the Fox News Channel (“FOX News”), the FX Network (“FX”), Regional Sports Networks (“RSNs”), the National Geographic Channels, SPEED and the Big Ten Network. The Company’s international cable networks consist of the Fox International Channels (“FIC”) and STAR. FIC produces and distributes entertainment, factual, sports, and movie channels through television channels in Europe, Africa, Asia and Latin America using several brands, including Fox, Fox Crime, Fox Life and National Geographic Channel. STAR’s owned and affiliated channels are distributed in the following countries and regions: India; Greater China; Indonesia; the rest of South East Asia; Pakistan; the Middle East and Africa; the United Kingdom and Europe; and North America.

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

The profitability of these long-term U.S. national sports contracts is based on the Company’s best estimates at September 30, 2010 of attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied at September 30, 2010, additional amortization of rights may be recorded. Should revenues improve as compared to estimated revenues, the Company may have an improved operating profit related to the contract, which may be recognized over the remaining contract term.

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

Publishing

The Company’s Publishing segment consists of the Company’s newspapers and information services, book publishing and integrated marketing services businesses.

Revenue is derived from the sale of advertising space, newspapers, books and subscriptions as well as licensing. Adverse changes in general market conditions for advertising may affect revenues. Circulation and subscription revenues can be greatly affected by changes in the prices of the Company’s and/or competitors’ products, as well as by promotional activities.

Operating expenses include costs related to paper, production, distribution, editorial, commissions and royalties. Selling, general and administrative expenses include promotional expenses, salaries, employee benefits, rent and other routine overhead. The Company expects that advancements in technology will introduce new challenges and opportunities for digital distribution by the publishing businesses.

The Publishing segment’s advertising volume, circulation and the price of paper are the key variables whose fluctuations can have a material effect on the Company’s operating results and cash flow. The Company has to anticipate the level of advertising volume, circulation and paper prices in managing its businesses to maximize operating profit during expanding and contracting economic cycles. Paper is a basic commodity and its price is sensitive to the balance of supply and demand. The Company’s costs and expenses are affected by the cyclical increases and decreases in the price of paper. The Publishing segment’s products compete for readership and advertising with local and national competitors and also compete with other media alternatives in their respective markets. Competition for circulation and subscriptions are based on the content of the products provided, service, pricing and, from time to time, various promotions. The success of these products depends upon advertisers’ judgments as to the most effective use of their advertising budgets. Competition for advertising is based upon the reach of the products, advertising rates and advertiser results. Such judgments are based on factors such as cost, availability of alternative media, distribution and quality of readership demographics. The Company believes that competition from new media formats and sources and shifting consumer preferences will continue to pose challenges for the Publishing segment’s businesses.

Other

The Other segment consists primarily of:

Digital Media Group

The Company sells advertising, sponsorships and subscription services on the Company’s various digital media properties. Significant expenses associated with the Company’s digital media properties include development costs, advertising and promotional expenses, salaries, employee benefits and other routine overhead. The Company’s digital media properties include, among others, Myspace.com and IGN.com.

News Outdoor

News Outdoor sells outdoor advertising space on various media, primarily in Russia. Significant expenses associated with the News Outdoor business include site lease costs, direct production, maintenance and installation expenses, salaries, employee benefits and other routine overhead. The Company is currently exploring the possible sale of the News Outdoor business.

Other Business Developments

During fiscal 2010, the Company announced that it had proposed to the board of directors of BSkyB, in which the Company currently has an approximate 39% interest, to make a cash offer of 700 pence per share for the BSkyB shares that the Company does not already own. The Company and the independent members of BSkyB’s board of directors were unable to reach a mutually agreeable price at the time of the public announcement; however, the parties entered into a cooperation agreement pursuant to which the parties agreed to work together to proceed with the regulatory process in order to facilitate a proposed transaction. There can be no assurance that the Company will make a binding offer. The Company will pay BSkyB a breakup fee of approximately $60 million as of September 30, 2010 if the regulatory approvals are obtained and the Company does not make a binding offer within five months thereafter of at least 700 pence per share. The Company believes that a potential transaction will result in increased geographic diversification of the Company’s earnings base and reduce its exposure to cyclical advertising revenues through an increase in direct consumer subscription revenues. If the Company makes a binding offer and proceeds with the proposed transaction, the Company plans to finance the transaction by using a significant portion of the available cash on its balance sheet plus borrowed funds.

During the first quarter of fiscal 2011, the Company increased its investment in Tata Sky Ltd. (“Tata Sky”) for approximately $88 million in cash. As a result of this transaction, the Company increased its interest in Tata Sky to approximately 30% from the 20% it owned at June 30, 2010.

During the first quarter of fiscal 2011, the Company acquired an additional interest in Asianet Communications Limited (“Asianet”), an Asian general entertainment television joint venture, for approximately $92 million in cash. As a result of this transaction, the Company increased its interest in Asianet to 75% from the 51% it owned at June 30, 2010.

In August 2010, the Company entered into an agreement with China Media Capital (“CMC”), a media fund in China, to form a joint venture to explore new growth opportunities in China. The Company will transfer the equity and related assets of its STAR China business along with its Fortune STAR Chinese Movie library with a combined value of approximately $140 million. Following this transaction, CMC will hold a 53% controlling stake in the joint venture and the Company will hold a 47% stake, which it will account for under the equity method of accounting. The Company expects to close this transaction in the second quarter of fiscal 2011.

On August 2, 2010, the Company agreed to backstop €340 million (approximately $450 million) of financing measures that are being initiated by Sky Deutschland. A first step of the financing was completed subsequent to the first quarter of fiscal 2011 and the Company acquired 108 million additional shares of Sky Deutschland increasing its ownership from approximately 45% to 49.9%. The aggregate cost of the shares acquired by the Company was approximately €115 million (approximately $150 million) and the shares were newly registered shares issued pursuant to the capital increase. Proceeds from Sky Deutschland’s rights offering was approximately €177 million as the rights offering was not fully subscribed. In accordance with the backstop, the Company is currently negotiating with Sky Deutschland on a bond issuance that is convertible for up to 53.9 million underlying Sky Deutschland shares, and/or a loan to be provided by the Company. The Company will have the right to convert the bond into equity at any time following a 40-day holding period, subject to certain black-out periods. If not converted, the Company will have the option to redeem the bond for cash upon its maturity in four years. The loan will amount to approximately €163 million less any proceeds from the convertible bond. The financing measures are expected to be completed by no later than January 31, 2011.

RESULTS OF OPERATIONS

Results of Operations—For the three months ended September 30, 2010 versus the three months ended September 30, 2009.

The following table sets forth the Company’s operating results for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009.

	For the three months ended September 30,
	2010	2009	Change	% Change
	(in millions, except %)
Revenues	$7,426	$7,199	$227	3%
Operating expenses	(4,543)	(4,405)	(138)	3%
Selling, general and administrative	(1,461)	(1,435)	(26)	2%
Depreciation and amortization	(274)	(297)	23	(8)%
Impairment and restructuring charges	(7)	(20)	13	(65)%
Equity earnings of affiliates	94	32	62	**
Interest expense, net	(232)	(245)	13	(5)%
Interest income	26	25	1	4%
Other, net	(10)	(12)	2	(17)%

Income before income tax expense	1,019	842	177	21%
Income tax expense	(210)	(245)	35	(14)%

Net income	809	597	212	36%
Less: Net income attributable to noncontrolling interests	(34)	(26)	(8)	31%

Net income attributable to News Corporation stockholders	$775	$571	$204	36%

**	not meaningful

Overview—The Company’s revenues increased 3% for the three months ended September 30, 2010 as compared to the corresponding period of fiscal 2010. The increase was primarily due to revenue increases at the Cable Network Programming, Television and Publishing segment. Cable Network Programming segment’s revenues increased primarily due to increases in net affiliate and advertising revenues. The increase at the Television segment was primarily due to higher advertising revenues at the television stations owned by the Company. The increase at the Publishing segment was primarily due to higher advertising revenues at the Company’s newspaper businesses. These revenue increases were partially offset by decreased revenues at the Other segment, primarily due to decreased revenues from the Company’s digital media properties resulting from lower search and advertising revenues, as well as decreased revenues at the Direct Broadcast Satellite Television segment mainly due to unfavorable foreign exchange movements.

Operating expenses for the three months ended September 30, 2010 increased 3% as compared to the corresponding period of fiscal 2010. The increase was primarily due to higher programming costs at the Cable Network Programming segment, as well as higher releasing and participation costs at the Filmed Entertainment segment. These increases were partially offset by the absence of costs related to the financial indexes business, Photobucket and the Eastern European television stations all of which were disposed of in fiscal 2010, as well as favorable foreign exchange fluctuations.

For the three months ended September 30, 2010, Selling, general and administrative expenses increased 2% as compared to the corresponding period of fiscal 2010 primarily due to higher subscriber acquisition costs at the DBS segment. These increases were partially offset by the absence of costs related to the financial indexes business, Photobucket and the Eastern European television stations all of which were disposed of in fiscal 2010, as well as favorable foreign exchange fluctuations.

Depreciation and amortization decreased 8% for the three months ended September 30, 2010 as compared to the corresponding period of fiscal 2010 primarily due to certain assets becoming fully depreciated or amortized during the period and the absence of depreciation and amortization related to the financial indexes business, Photobucket and the Eastern European television stations all of which were disposed of in fiscal 2010, as well as favorable foreign exchange fluctuations. These decreases were partially offset by higher depreciation due to additional property, plant and equipment placed into service.

Impairment and restructuring charges—During the three months ended September 30, 2010, the Company recorded approximately $7 million of restructuring charges in the consolidated statements of operations. The restructuring charges reflect a $5 million charge related to a restructuring program at the international cable channels and a $2 million charge related to additional accretion on facility termination obligations.

During the three months ended September 30, 2009, the Company recorded approximately $20 million of additional restructuring charges in the consolidated statements of operations, primarily due to a restructuring to combine the sales and distribution operations of the STAR channels with those of the Company’s other international cable businesses totaling $18 million. The restructuring charges during the three months ended September 30, 2009 also reflect a $2 million charge related to accretion on facility termination obligations.

Equity earnings of affiliates—Equity earnings of affiliates increased $62 million for the three months ended September 30, 2010 as compared to the corresponding period of fiscal 2010, primarily due to higher contributions at BSkyB as a result of a gain related to the disposal of a business, as well as higher subscription revenues.

	For the three months ended September 30,
	2010	2009	Change	% Change
	(in millions, except %)
DBS equity affiliates	$103	$5	$98	**
Cable channel equity affiliates	(3)	19	(22)	**
Other equity affiliates	(6)	8	(14)	**

Total equity earnings of affiliates	$94	$32	$62	**

**	not meaningful

Interest expense, net—Interest expense, net for the three months ended September 30, 2010 decreased $13 million as compared to the corresponding period of fiscal 2010, primarily due to the redemption of the Company’s 0.75% Senior Exchangeable BUCs and 5 % TOPrS in fiscal 2010.

Interest income—Interest income increased $1 million for the three months ended September 30, 2010 as compared to the corresponding period of fiscal 2010, primarily due to higher cash balances.

Income tax expense—The effective income tax rate for the three months ended September 30, 2010 of 21% was lower than the statutory rate of 35% primarily due to the resolution of tax matters of approximately $90 million and permanent differences. The effective income tax rate for the three months ended September 30, 2009 of 29% was lower than the statutory rate of 35% primarily due to permanent differences.

Net income—Net income increased 36% for the three months ended September 30, 2010 as compared to the corresponding period of fiscal 2010 primarily due to the higher revenues and equity earnings of affiliates noted above. This increase was partially offset by the increases in operating and selling, general and administrative expenses noted above.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased for the three months ended September 30, 2010 as compared to the corresponding period of fiscal 2010, primarily due to higher results at the Company’s majority owned businesses.

Segment Analysis:

The following table sets forth the Company’s revenues and segment operating income for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

	For the three months ended September 30,
	2010	2009	Change	% Change
	(in millions, except %)
Revenues:
Cable Network Programming	$1,872	$1,606	$266	17%
Filmed Entertainment	1,503	1,521	(18)	(1)%
Television	851	765	86	11%
Direct Broadcast Satellite Television	856	927	(71)	(8)%
Publishing	2,046	1,980	66	3%
Other	298	400	(102)	(26)%

Total revenues	$7,426	$7,199	227	3%

Segment operating income:
Cable Network Programming	$659	$513	$146	28%
Filmed Entertainment	280	391	(111)	(28)%
Television	105	38	67	**
Direct Broadcast Satellite Television	82	128	(46)	(36)%
Publishing	178	118	60	51%
Other	(156)	(126)	(30)	(24)%

Total segment operating income	$1,148	$1,062	86	8%

**	not meaningful

Management believes that total segment operating income is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance and allocate resources within the Company’s businesses. Total segment operating income provides management, investors and equity analysts a measure to analyze operating performance of each of the Company’s business segments and its enterprise value against historical data and competitors’ data, although historical results may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences). The following table reconciles total segment operating income to income before income tax expense.

	For the three months ended September 30,
	2010	2009
	(in millions)
Total segment operating income	$1,148	$1,062
Impairment and restructuring charges	(7)	(20)
Equity earnings of affiliates	94	32
Interest expense, net	(232)	(245)
Interest income	26	25
Other, net	(10)	(12)

Income before income tax expense	$1,019	$842

Cable Network Programming (25% and 22% of the Company’s consolidated revenues in the first quarter of fiscal 2011 and 2010, respectively)

For the three months ended September 30, 2010, revenues at the Cable Network Programming segment increased $266 million, or 17%, as compared to the corresponding period of fiscal 2010 primarily due to higher net affiliate and advertising revenues. Domestic net affiliate and advertising revenues increased 14% and 16%, respectively, primarily due to increases at the RSNs, FOX News and FX. International net affiliate and advertising revenues increased 12% and 27%, respectively, primarily due to increases at FIC and STAR.

Domestic net affiliate revenues increased primarily due to higher average rates per subscriber and a higher number of subscribers. Domestic advertising revenues increased due to higher pricing and additional commercial spots sold.

The Company’s international cable operations’ revenues increased for the three months ended September 30, 2010 as compared to the corresponding period of fiscal 2010, primarily due to higher advertising revenues at STAR, as well as higher net affiliate and advertising revenues at FIC. The higher advertising revenues at STAR were primarily due to the strengthening of the advertising markets in India and higher ratings at our Hindi general entertainment channel, while the strengthening of the worldwide advertising markets led to improvements at FIC. The higher net affiliate revenues at FIC resulted primarily from increases in the number of subscribers at existing channels in Latin America.

For the three months ended September 30, 2010, operating income at the Cable Network Programming segment increased $146 million, or 28%, as compared to the corresponding period of fiscal 2010, primarily due to the revenue increases noted above. These increases were partially offset by a $120 million increase in operating expenses, primarily due to higher entertainment programming costs and sports rights amortization.

Filmed Entertainment (20% and 21% of the Company’s consolidated revenues in the first quarter of fiscal 2011 and 2010, respectively)

For the three months ended September 30, 2010, revenues at the Filmed Entertainment segment decreased $18 million, or 1%, as compared to the corresponding period of fiscal 2010 primarily due to the worldwide success of Ice Age: Dawn of the Dinosaurs during the three months ended September 30, 2009 with no comparable release in the current period. This decrease was partially offset by higher pay television revenues due to the international availability of Ice Age: Dawn of the Dinosaurs and higher contributions from Twentieth Century Fox Television resulting from higher syndication revenues from How I Met Your Mother in the three months ended September 30, 2010.

For the three months ended September 30, 2010, the Filmed Entertainment segment’s operating income decreased $111 million, or 28%, as compared to the corresponding period of fiscal 2010. This decrease was primarily due to the revenue decrease noted above and higher releasing costs as well as higher participation costs.

Television (11% of the Company’s consolidated revenues in the first quarter of fiscal 2011 and 2010)

For the three months ended September 30, 2010, Television segment revenues increased $86 million, or 11%, as compared to the corresponding period of fiscal 2010. The increase was primarily due to a 22% increase in advertising revenues at the television stations owned by the Company as a result of continued improvements in the advertising markets, particularly in the automotive, financial and telecom sectors, as well as higher comparative political advertising due to the 2010 mid-term elections. Also contributing to the increase were higher NFL revenues due to increased ratings and higher pricing and increased MLB revenues, primarily due to more available commercial units for the MLB All-Star game.

The Television segment reported an increase in operating income for the three months ended September 30, 2010 of $67 million as compared to the corresponding period of fiscal 2010. The increase in operating income was primarily the result of the revenue increases noted above, partially offset by higher prime-time entertainment programming and promotional costs at FOX.

Direct Broadcast Satellite Television (12% and 13% of the Company’s consolidated revenues in the first quarter of fiscal 2011 and 2010, respectively)

For the three months ended September 30, 2010, SKY Italia’s revenues decreased $71 million, or 8%, as compared to the corresponding period of fiscal 2010, primarily due to unfavorable foreign exchange movements, partially offset by higher subscriber revenue and advertising revenue primarily due to the FIFA World Cup. SKY Italia subscribers of approximately 4.8 million at September 30, 2010 was consistent with the corresponding period of fiscal 2010. Total net additions during the three months ended September 30, 2010 were approximately 58,000 as compared to no growth in the corresponding period of fiscal 2010. The total churn for the three months ended September 30, 2010 was approximately 135,000 subscribers as compared to churn of approximately 175,000 subscribers in the corresponding period of fiscal 2010, both of which were on an average subscriber base of approximately 4.8 million. Subscriber churn for the period represents the number of SKY Italia subscribers whose service was disconnected during the period. During the three months ended September 30, 2010, the weakening of the U.S. dollar against the Euro resulted in a decrease in revenue of approximately $95 million, or 10%, as compared to the corresponding period of fiscal 2010.

Average revenue per subscriber (“ARPU”) of approximately €43 for the three months ended September 30, 2010 increased from the corresponding period of fiscal 2010, primarily due to higher take-up of additional services as well as the impact of short-term upgrades sold related to the FIFA World Cup coverage. SKY Italia calculates ARPU by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue for the period. Average subscribers are calculated for the respective periods by adding the beginning and ending subscribers for the period and dividing by two.

Subscriber acquisition costs per subscriber (“SAC”) of approximately €360 in the first quarter of fiscal 2011 increased as compared to the corresponding period of fiscal 2010, primarily due to higher marketing costs on a per subscriber basis, as well as higher installation costs. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross SKY Italia subscribers added during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly by SKY Italia to subscribers and the costs related to installation and acquisition advertising, net of any upfront activation fee. SKY Italia excludes the value of equipment capitalized under SKY Italia’s equipment lease program, as well as payments and the value of returned equipment related to disconnected lease program subscribers from subscriber acquisition costs.

For the three months ended September 30, 2010, SKY Italia’s operating income decreased $46 million, or 36%, as compared to the corresponding period of fiscal 2010, primarily due to an increase in operating expenses and unfavorable foreign exchange fluctuations. During the three months ended September 30, 2010, the weakening of the U.S. dollar against the Euro resulted in a decrease in operating income of approximately $9 million, or 7%, as compared to the corresponding period of fiscal 2010. Also contributing to the decrease in operating income were higher subscriber acquisition costs due to higher subscriber additions related to the launch of new consumer offerings, as well as an increase in take-up of the full installation offer. Programming costs were consistent with the first quarter of fiscal 2010 as higher sports rights amortization associated with the 2010 FIFA World Cup was offset by the absence of certain sports and entertainment programming in the first quarter of fiscal 2011.

Publishing (28% and 27% of the Company’s consolidated revenues in the first quarter of fiscal 2011 and 2010, respectively)

For the three months ended September 30, 2010, revenues at the Publishing segment increased $66 million, or 3%, as compared to the corresponding period of fiscal 2010. The increase was primarily due to higher advertising revenues at the Company’s newspapers, partially offset by lower information services revenues due to the absence of revenues from the financial indexes business which was disposed of in fiscal 2010. Also partially offsetting the revenue increase for the three months ended September 30, 2010 were lower book sales due to fewer new releases.

For the three months ended September 30, 2010, revenues at the Company’s newspapers and information services business increased $76 million, or 5%, as compared to the corresponding period of fiscal 2010, primarily due to higher advertising and circulation revenues. Advertising revenues increased at the Company’s U.K. newspapers, Australian newspapers and Dow Jones businesses primarily due to higher rates and increased volume. Increased circulation revenues at The Wall Street Journal primarily due to higher pricing were partially offset by slightly lower circulation revenues at the U.K and Australian newspapers. The weakening of the U.S. dollar against local currencies, primarily the Australian dollar, resulted in revenue and operating income increases of approximately $18 million, or 1%, and $7 million, or 26%, respectively, for the three months ended September 30, 2010 as compared to the corresponding period of fiscal 2010.

For the three months ended September 30, 2010, operating income at the Publishing segment increased $60 million, or 51%, as compared to the corresponding period of fiscal 2010. The increase in operating income was primarily due to the revenue increases noted above, lower production and distribution costs at the U.K. newspapers and lower royalty and manufacturing costs due to lower book sales. The increases in operating income were partially offset by the absence of operating income related to the financial indexes business which was disposed of in fiscal 2010, increased production costs at the Australian newspapers and Dow Jones and higher commissions for in-store marketing products.

Other (4% and 6% of the Company’s consolidated revenues in the first quarter of fiscal 2011 and 2010, respectively)

For the three months ended September 30, 2010, revenues at the Other segment decreased approximately $102 million, or 26% as compared to the corresponding period of fiscal 2010. The decrease was primarily due to decreased revenues from the Company’s digital media properties of $88 million resulting from lower search and advertising revenues. This decrease was partially offset by higher News Outdoor revenues.

Operating results for the three months ended September 30, 2010 decreased $30 million, or 24% as compared to the corresponding period of fiscal 2010. The decrease was primarily due to lower operating results from the Company’s digital media properties, partially offset by improved operating results at News Outdoor and the absence of costs related to Photobucket and the Eastern European television stations which were disposed of in fiscal 2010. The decrease at the Company’s digital media properties of $44 million was primarily due to the revenue declines noted above.

Liquidity and Capital Resources

Impact of the Current Economic Environment

The United States and global economies have undergone a period of economic uncertainty, and the related capital markets have experienced significant volatility. In certain of the markets in which the Company’s businesses operate, there was a weakening in the overall economic climate resulting in pressure on the labor markets, retail sales and consumer confidence, which impacted advertising revenues at the Company’s Television, Publishing and Other segments, as well as the retail sales of books and DVDs. While some of these markets have recovered, some markets continue to experience economic uncertainty. Despite these trends, the Company believes the cash generated internally and available financing will continue to provide the Company sufficient liquidity for the foreseeable future.

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has a $2.25 billion revolving credit facility, which expires in May 2012, and has access to various film co-production alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of September 30, 2010, the availability under the revolving credit facility was reduced by stand-by letters of credit issued which totaled approximately $74 million. As of September 30, 2010, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television products.

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

In June 2010, the Company announced that it had proposed to the board of directors of BSkyB, in which the Company currently has an approximate 39% interest, to make a cash offer of 700 pence per share for the BSkyB shares that the Company does not already own. The Company and the independent members of BSkyB’s board of directors were unable to reach a mutually agreeable price at the time of the public announcement; however, the parties entered into a cooperation agreement pursuant to which the parties agreed to work together to proceed with the regulatory process in order to facilitate a proposed transaction. There can be no assurance that the Company will make a binding offer. The Company will pay BSkyB a breakup fee of approximately $60 million as of September 30, 2010 if the regulatory approvals are obtained and the Company does not make a binding offer within five months thereafter of at least 700 pence per share. If the Company makes a binding offer and proceeds with the proposed transaction, the Company plans to finance the transaction by using a significant portion of the available cash on its balance sheet plus borrowed funds. Potential fluctuations in the British pound sterling may increase or decrease the amount of cash needed to effect a potential transaction.

The Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

Sources and uses of cash

Net cash provided by operating activities for the three months ended September 30, 2010 and 2009 was as follows (in millions):

For the three months ended September 30,	2010	2009
Net cash provided by operating activities	$499	$680

The decrease in net cash provided by operating activities during the three months ended September 30, 2010 as compared to the corresponding period of fiscal 2010 primarily reflects lower worldwide theatrical receipts at the Filmed Entertainment segment and higher tax and participation payments.

Net cash used in investing activities for the three months ended September 30, 2010 and 2009 was as follows (in millions):

For the three months ended September 30,	2010	2009
Net cash used in investing activities	$(411)	$(362)

The increase in net cash used in investing activities during the three months ended September 30, 2010 as compared to the corresponding period of fiscal 2010 was primarily due to higher capital expenditures partially offset by a reduction in cash used for acquisitions. The increase in capital expenditures was primarily due to higher purchases of equipment at the DBS segment and higher facility and equipment purchases at the Publishing segment.

Net cash (used in) provided by financing activities for the three months ended September 30, 2010 and 2009 was as follows (in millions):

For the three months ended September 30,	2010	2009
Net cash (used in) provided by financing activities	$(133)	$942

The net cash used in financing activities for the three months ended September 30, 2010 primarily reflects the purchase of an additional interest in Asianet. The net cash provided by financing activities for the three months ended September 30, 2009 primarily reflects the issuance of $600 million 6.90% Senior Notes due 2039 and $400 million 5.65% Senior Notes due 2020 in August 2009.

The Company declared a dividend of $0.075 per share on both the Class A Common Stock and the Class B Common Stock in the three months ended September 30, 2010, which was paid in October 2010 to stockholders of record on September 8, 2010. The total aggregate dividend paid to stockholders in October 2010 was approximately $197 million.

Debt Instruments

	For the three months ended September 30,
	2010	2009
	(in millions)
Borrowings
Notes due August 2039	$—	$593
Notes due August 2020	—	396
All other	1	17

Total borrowings	$1	$1,006

Repayments of borrowings
Bank loans	(14)	$(64)
All other	(2)	(9)

Total repayment of borrowings	$(16)	$(73)

Other

As of September 30, 2010, the Company had $146 million classified as current borrowings. Included in this amount was the remaining balance of the LYONs which is redeemable by option of the holders on February 28, 2011 and bank debt of approximately $65 million due in the next 12 months.

Ratings of the Public Debt

The table below summarizes the Company’s credit ratings as of September 30, 2010.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa 1	Stable
S&P	BBB+	Stable

Revolving Credit Agreement

In May 2007, News America Incorporated (“NAI”) entered into a credit agreement (the “Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein (the “Lenders”), Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent. The Credit Agreement provides a $2.25 billion unsecured revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.08% regardless of facility usage. The Company pays interest for borrowings at LIBOR plus 0.27% and pays commission fees on letters of credit at 0.27%. The Company pays an additional fee of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. The maturity date is in May 2012; however, NAI may request a $250 million increase in the amount of the credit facility and may also request that the Lenders’ commitments be extended until May 2013. As of September 30, 2010, approximately $74 million in standby letters of credit, for the benefit of third parties, were outstanding.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of September 30, 2010 and

June 30, 2010 were $43,933 million and $41,518 million, respectively. The increase from June 30, 2010 is due to higher domestic and international sports programming rights, new transponder leases and higher international entertainment programming rights.

Other than as previously disclosed in the notes to the Company’s unaudited consolidated financial statements, the Company’s commitments have not changed significantly from disclosures included in the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2010.

Guarantees

The Company’s guarantees have not changed significantly from disclosures included in the Company’s Current Report filed on Form 8-K with the SEC on November 3, 2010.

Contingencies

Other than as disclosed in the notes to the accompanying unaudited consolidated financial statements, the Company is party to several purchase and sale arrangements that become exercisable over the next ten years by the Company or the counter-party to the agreement. In the next twelve months, none of these arrangements that become exercisable are material.

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

As a result of the impairment reviews performed for the fiscal year ended June 30, 2010, the Company recorded impairment charges for its News Outdoor and Fox Mobile businesses which are considered reporting units under ASC 350. The Company continues to monitor certain of its reporting units in the Other segment due to the impairment charges recorded in fiscal 2009 and 2010. Goodwill at risk for future impairment in the Other segment totaled $756 million as of September 30, 2010. The Company will continue to monitor its goodwill and intangible assets for possible future impairment.

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

At September 30, 2010, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $152 million (including the Company’s non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $12 million at September 30, 2010.

Interest Rates

The Company’s current financing arrangements and facilities include approximately $13.3 billion of outstanding debt with fixed interest and the Credit Agreement, which carries variable interest. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. As of September 30, 2010, substantially all of the Company’s financial instruments with exposure to interest rate risk were denominated in U.S. dollars and had an aggregate fair value of approximately $15.5 billion. The potential change in fair market value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $830 million at September 30, 2010.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity affiliates and had an aggregate fair value of approximately $9.1 billion as of September 30, 2010. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $8.2 billion. Such a hypothetical decrease would result in a before tax decrease in comprehensive income of approximately $32 million, as any changes in fair value of the Company’s equity affiliates are not recognized unless deemed other-than-temporary, as these investments are accounted for under the equity method.

Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk at September 30, 2010 or June 30, 2010 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold. However, in light of the recent turmoil in the domestic and global economies, the Company’s estimates and judgments with respect to the collectability of its receivables have become subject to greater uncertainty than in more stable periods.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At September 30, 2010, the Company did not anticipate nonperformance by any of the counterparties.

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company derives substantial revenues from the sale of advertising on or in its television stations, broadcast and cable networks, newspapers, integrated marketing services, digital media properties and DBS services. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. Demand for the Company’s products is also a factor in determining advertising rates. For example, ratings points for the Company’s television stations, broadcast and cable networks and circulation levels for the Company’s newspapers are factors that are weighed when determining advertising rates, and with respect to the Company’s television stations and broadcast and television networks, when determining the affiliate rates received by the Company. In addition, newer technologies, including new video formats, streaming and downloading capabilities via the Internet, video-on-demand, personal video recorders, digital distribution models for books and other devices and technologies are increasing the number of media and entertainment choices available to audiences. Some of these devices and technologies allow users to view television or motion pictures from a remote location or on a time-delayed basis and provide users the ability to fast-forward, rewind, pause and skip programming and advertisements. These technological developments are increasing the number of media and entertainment choices available to audiences and may cause changes in consumer behavior that could affect the attractiveness of the Company’s offerings to viewers, advertisers and/or distributors. A decrease in advertising expenditures or reduced demand for the Company’s offerings can lead to a reduction in pricing and advertising spending, which could have an adverse effect on the Company’s businesses.

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

The Company Could Suffer Losses Due to Asset Impairment Charges for Goodwill, Intangible Assets (including FCC Licenses) and Programming.

In accordance with applicable generally accepted accounting principles, the Company performs an annual impairment assessment of its recorded goodwill and indefinite-lived intangible assets, including FCC licenses, during the fourth quarter of each fiscal year. The Company also continually evaluates whether current factors or indicators, such as the prevailing conditions in the capital markets, require the performance of an interim impairment assessment of those assets, as well as other investments and other long-lived assets. Any significant shortfall, now or in the future, in advertising revenue and/or the expected popularity of the programming for which the Company has acquired rights could lead to a downward revision in the fair value of certain reporting units, particularly those in the Publishing, Television and Cable Network Programming segments. A downward revision in the fair value of a reporting unit, indefinite-lived intangible assets, investments or long-lived assets could result in an impairment and a non-cash charge would be required. Any such charge could be material to the Company’s reported net earnings.

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

The Company Must Respond to Changes in Consumer Behavior as a Result of New Technologies in Order to Remain Competitive.

Technology, particularly digital technology used in the entertainment industry, continues to evolve rapidly, leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume digital content. Content owners are increasingly delivering their content directly to consumers over the Internet, often without charge, and innovations in distribution platforms have enabled consumers to view such Internet-delivered content on televisions and portable devices. There is a risk that the Company’s responses to these changes and strategies to remain competitive, including distribution of its content on a “pay” basis, may not be adopted by consumers. In addition, enhanced Internet capabilities and other new media may reduce television viewership, the demand for DVDs and Blu-ray discs, the desire to see motion pictures in theaters and the demand for newspapers, which could negatively affect the Company’s revenues. In publishing, the trending toward digital media may drive down the price consumers are willing to spend on our products disproportionately to the costs associated with generating literary content. The Company’s failure to protect and exploit the value of its content, while responding to and developing new technology and business models to take advantage of advancements in technology and the latest consumer preferences could have a significant adverse effect on the Company’s businesses and results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits.

10.1	Amended and Restated Employment Agreement, effective as of July 1, 2010, between News America Incorporated and Chase Carey.*

10.2	Employment Letter Agreement, dated August 2, 2010, between News America Incorporated and David F. DeVoe.*

10.3	Letter Agreement, dated August 2, 2010, between News Corporation and K. Rupert Murdoch.*

10.4	Letter Agreement, dated August 2, 2010, between News Corporation and James R. Murdoch.*

10.5	Letter Agreement, dated August 2, 2010, between News Corporation and David F. DeVoe.*

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009; (ii) Consolidated Balance Sheets at September 30, 2010 (unaudited) and June 30, 2010 (audited); (iii) Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 2010 and 2009; and (iv) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ DAVID F. DEVOE
David F. DeVoe
Senior Executive Vice President and
Chief Financial Officer

Date: November 3, 2010