Form 10-Q
period 2010-12-31
NEWS CORP
filed 2011-02-03
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2010

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

NEWS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

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

As of January 26, 2011, 1,826,457,096 shares of Class A Common Stock, par value $0.01 per share, and 798,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	For the three months ended December 31,		For the six months ended December 31,
	2010	2009	2010	2009
Revenues	$8,761	$8,684	$16,187	$15,883
Operating expenses	(5,605)	(5,630)	(10,148)	(10,035)
Selling, general and administrative	(1,589)	(2,043)	(3,050)	(3,478)
Depreciation and amortization	(280)	(299)	(554)	(596)
Impairment and restructuring charges	(275)	(10)	(282)	(30)
Equity earnings of affiliates	67	58	161	90
Interest expense, net	(230)	(269)	(462)	(514)
Interest income	28	16	54	41
Other, net	(12)	(86)	(22)	(98)

Income before income tax expense	865	421	1,884	1,263
Income tax expense	(190)	(137)	(400)	(382)

Net income	675	284	1,484	881
Less: Net income attributable to noncontrolling interests	(33)	(30)	(67)	(56)

Net income attributable to News Corporation stockholders	$642	$254	$1,417	$825

Weighted average shares:
Basic	2,625	2,620	2,624	2,618
Diluted	2,628	2,622	2,627	2,620
Net income attributable to News Corporation stockholders per share:
Basic	$0.24	$0.10	$0.54	$0.32
Diluted	$0.24	$0.10	$0.54	$0.31

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	At December 31, 2010	At June 30, 2010
	(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents	$8,456	$8,709
Receivables, net	7,091	6,431
Inventories, net	2,760	2,392
Other	444	492

Total current assets	18,751	18,024

Non-current assets:
Receivables	365	346
Investments	4,071	3,515
Inventories, net	3,889	3,254
Property, plant and equipment, net	6,286	5,980
Intangible assets, net	8,246	8,306
Goodwill	13,858	13,749
Other non-current assets	1,246	1,210

Total assets	$56,712	$54,384

Liabilities and Equity:
Current liabilities:
Borrowings	$146	$129
Accounts payable, accrued expenses and other current liabilities	5,309	5,204
Participations, residuals and royalties payable	1,492	1,682
Program rights payable	1,248	1,135
Deferred revenue	749	712

Total current liabilities	8,944	8,862

Non-current liabilities:
Borrowings	13,179	13,191
Other liabilities	3,011	2,979
Deferred income taxes	3,393	3,486

Redeemable noncontrolling interests	320	325
Commitments and contingencies

Equity:
Class A common stock (1)	18	18
Class B common stock (2)	8	8
Additional paid-in capital	17,378	17,408
Retained earnings and accumulated other comprehensive income	10,010	7,679

Total News Corporation stockholders’ equity	27,414	25,113
Noncontrolling interests	451	428

Total equity	27,865	25,541

Total liabilities and equity	$56,712	$54,384

(1)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,826,435,777 shares and 1,822,301,780 shares issued and outstanding, net of 1,776,704,812 and 1,776,740,787 treasury shares at par at December 31, 2010 and June 30, 2010, respectively.

(2)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 313,721,702 treasury shares at par at December 31, 2010 and June 30, 2010.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the six months ended December 31,
	2010	2009
Operating activities:
Net income	$1,484	$881
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	554	596
Amortization of cable distribution investments	48	45
Equity earnings of affiliates	(161)	(90)
Cash distributions received from affiliates	161	152
Impairment charges	168	—
Other, net	22	98
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(715)	(1,172)
Inventories, net	(906)	(880)
Accounts payable and other liabilities	(2)	934

Net cash provided by operating activities	653	564

Investing activities:
Property, plant and equipment, net of acquisitions	(555)	(388)
Acquisitions, net of cash acquired	(31)	(93)
Investments in equity affiliates	(256)	(139)
Other investments	(23)	(64)
Proceeds from dispositions	109	36

Net cash used in investing activities	(756)	(648)

Financing activities:
Borrowings	12	1,010
Repayment of borrowings	(29)	(75)
Issuance of shares	—	21
Dividends paid	(245)	(183)
Purchase of subsidiary shares from noncontrolling interests	(104)	—
Sale of subsidiary shares to noncontrolling interests	50	—
Other, net	—	2

Net cash (used in) provided by financing activities	(316)	775

Net (decrease) increase in cash and cash equivalents	(419)	691
Cash and cash equivalents, beginning of period	8,709	6,540
Exchange movement of opening cash balance	166	35

Cash and cash equivalents, end of period	$8,456	$7,266

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

The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal year 2011 will include 53 weeks, with the 53rd week falling in the fourth fiscal quarter, while fiscal year 2010 included 52 weeks. All references to December 31, 2010 and December 31, 2009 relate to the three and six month periods ended December 26, 2010 and December 27, 2009, respectively. For convenience purposes, the Company continues to date its financial statements as of December 31.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with Accounting Standards Codification (“ASC”) 220 “Comprehensive Income,” total comprehensive income for the Company consisted of the following:

	For the three months ended December 31,		For the six months ended December 31,
	2010	2009	2010	2009
	(in millions)
Net income, as reported	$675	$284	$1,484	$881
Other comprehensive income:
Foreign currency translation adjustments	139	67	1,051	459
Unrealized holding gains on securities, net of tax	(6)	13	54	57
Benefit plan adjustments	11	3	14	12

Total comprehensive income	819	367	2,603	1,409

Less: Net income attributable to noncontrolling interests (1)	(33)	(30)	(67)	(56)
Less: Foreign currency translation adjustments attributable to noncontrolling interests (1)	(4)	5	(8)	—

Comprehensive income attributable to News Corporation stockholders	$782	$342	$2,528	$1,353

(1)	Includes amounts relating to noncontrolling interests classified as equity and redeemable noncontrolling interests.

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

The Company has an unconsolidated investment in a VIE which is accounted for under the equity method of accounting. The Company’s aggregate risk of loss related to this unconsolidated VIE as of December 31, 2010 was $384 million which was included in Investments in the consolidated balance sheets. The Company also has a consolidated investment in a VIE; however, the assets, liabilities, net income and cash flows attributable to this entity were not material to the Company in any of the periods presented.

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

In November 2010, the Company formed a joint venture with China Media Capital (“CMC”), a media fund in China, to explore new growth opportunities. The Company transferred the equity and related assets of its STAR China business along with the Fortune Star Chinese movie library with a combined market value of approximately $140 million and CMC paid cash of approximately $74 million to the Company. Following this

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

transaction, CMC holds a 53% controlling stake in the joint venture and the Company holds a 47% stake. The Company’s interest in the joint venture was recorded at fair value of $66 million, which was determined using a discounted cash flow valuation method and is now accounted for under the equity method of accounting. The Company recorded a gain on this transaction of $57 million, which was included in Other, net in the unaudited consolidated statements of operations for the three and six months ended December 31, 2010.

In December 2010, the Company disposed of the Fox Mobile Group (“Fox Mobile”) and recorded a loss of approximately $28 million on the disposition which was included in Other, net in the consolidated statements of operations for the three and six months ended December 31, 2010. The net income, assets, liabilities and cash flow attributable to the Fox Mobile operations are not material to the Company in any of the periods presented and, accordingly, have not been presented separately.

In the third quarter of fiscal 2011, the Company acquired approximately 90% of Wireless Generation, an education technology company, for cash. Total consideration was approximately $390 million, which included the equity purchase and the repayment of Wireless Generation’s outstanding debt.

Fiscal 2010 Transactions

During fiscal year 2010, the Company completed two transactions related to its financial indexes businesses:

The Company sold its 33% interest in STOXX AG (“STOXX”), a European market index provider, to its partners, Deutsche Börse AG and SIX Group AG, for approximately $300 million in cash. The Company is entitled to receive additional consideration up to approximately $40 million if STOXX achieved certain revenue targets in calendar year 2010. The Company expects that this post-closing adjustment will be resolved in the fourth quarter of fiscal 2011.

The Company and CME Group Inc. (“CME”) formed a joint venture to operate a global financial index service business (the “Venture”), to which the Company contributed its Dow Jones Indexes business valued at $675 million (which included the Company’s agreement to provide to the Venture an annual media credit for advertising on the Company’s Dow Jones media properties averaging approximately $3.5 million a year for a ten year term) and CME contributed a business which provides certain market data services valued at $608 million. The Company and CME own 10% and 90% of the Venture, respectively. The Venture issued approximately $613 million in third-party debt due in March 2018 that has been guaranteed by CME (the “Venture Financing”). The Venture used the proceeds from the debt issuance to make a special distribution at the time of the closing of approximately $600 million solely to the Company. The Company agreed to indemnify CME with respect to any payments of principal, premium and interest that CME makes under its guarantee of the Venture Financing and certain refinancing of such debt. In the event the Company is required to perform under this indemnity, the Company will be subrogated to and acquire all rights of CME. The maximum potential amount of undiscounted future payments related to this indemnity was approximately $815 million at December 31, 2010. The Company has made a determination that there is no recognition of this potential future payment in the accompanying financial statements.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded a combined loss of approximately $23 million on both of these transactions, which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2010.

In December 2009, the Company entered into an agreement to transfer the equity and related assets of Photobucket to a mobile photo uploading platform in exchange for an equity interest in the acquirer and cash. A loss of approximately $32 million was recorded on this transaction, of which $29 million was included in Other, net in the consolidated statements of operations for the three and six months ended December 31, 2009. As a result of this transaction, the Company’s interest in the acquirer, which is not material, was recorded at fair value and is now accounted for under the equity method of accounting.

During fiscal 2010, the Company sold the majority of its terrestrial television operations in Eastern Europe led by the sale of its Bulgarian terrestrial TV business, bTV. The aggregate cash received in connection with these sales was approximately $372 million, net of expense, and a gain of approximately $195 million on these sales was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2010, of which a loss of $19 million was recorded during the three and six months ended December 31, 2009. The Company continues to operate a terrestrial TV business, FOX TV, a Turkish national general interest free-to-air broadcast television station. The net income, assets, liabilities and cash flow attributable to the terrestrial television operations sold are not material to the Company in any of the periods presented and, accordingly, have not been presented separately.

Other Transactions

During fiscal 2010, the Company announced that it had proposed to the board of directors of British Sky Broadcasting Group plc (“BSkyB”), in which the Company currently has an approximate 39% interest, to make a cash offer of 700 pence per share for the BSkyB shares that the Company does not already own. The Company and the independent members of BSkyB’s board of directors were unable to reach a mutually agreeable price at the time of the public announcement; however, the parties entered into a cooperation agreement pursuant to which the parties agreed to work together to proceed with the regulatory process in order to facilitate a proposed transaction. There can be no assurance that the Company will make a binding offer. The Company will pay BSkyB a breakup fee of approximately $60 million as of December 31, 2010 if the regulatory approvals are obtained and the Company does not make a binding offer within five months thereafter of at least 700 pence per share. The Company believes that a potential transaction will result in increased geographic diversification of the Company’s earnings base and reduce its exposure to cyclical advertising revenues through an increase in direct consumer subscription revenues. If the Company makes a binding offer and proceeds with the proposed transaction, the Company plans to finance the transaction by using a significant portion of the available cash on its balance sheet plus borrowed funds.

Note 3—Receivables, net

Receivables, net consisted of:

	At December 31, 2010	At June 30, 2010
	(in millions)
Total receivables	$8,777	$7,947
Allowances for returns and doubtful accounts	(1,321)	(1,170)

Total receivables, net	7,456	6,777
Less: current receivables, net	7,091	6,431

Non-current receivables, net	$365	$346

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Restructuring Programs

Fiscal 2011

During the second quarter of fiscal 2011, the Company recorded restructuring charges of approximately $107 million. These charges were a result of an organizational restructuring of the Company’s digital media properties to align resources more closely with business priorities and consisted of an increase to the original provision for facility related costs of $51 million, additional facility related costs of $37 million, severance costs of $17 million and other associated costs of $2 million.

Fiscal 2010

In fiscal 2010, the Company recorded restructuring charges of approximately $53 million, of which $10 million and $30 million were recorded during the three and six months ended December 31, 2009, respectively. The restructuring charges in fiscal 2010 reflect an $18 million charge related to the sales and distribution operations of the STAR channels, a $19 million charge for termination benefits related to the newspaper businesses, a $7 million charge related to the restructuring program at Fox Mobile and a $9 million charge for accretion on facility termination obligations.

The Company expects to record an additional $71 million of restructuring charges, principally related to accretion on facility termination obligations through 2021. At December 31, 2010, restructuring liabilities of approximately $76 million and $189 million were included in the consolidated balance sheets in other current liabilities and other liabilities, respectively. Other liabilities primarily relate to facility termination obligations, which are expected to be paid through fiscal 2021.

Changes in the program liabilities were as follows:

	For the three months ended December 31, 2010				For the three months ended December 31, 2009
	One time termination benefits	Facility related costs	Other costs	Total	One time termination benefits	Facility related costs	Other costs	Total
	(in millions)				(in millions)
Beginning of period	$18	$149	$6	$173	$37	$166	$8	$211
Additions	17	88	2	107	5	3	2	10
Payments	(5)	(8)	—	(13)	(14)	(7)	(2)	(23)
Other	(1)	—	(1)	(2)	—	—	—	—

End of period	$29	$229	$7	$265	$28	$162	$8	$198

	For the six months ended December 31, 2010				For the six months ended December 31, 2009
	One time termination benefits	Facility related costs	Other costs	Total	One time termination benefits	Facility related costs	Other costs	Total
	(in millions)				(in millions)
Beginning of period	$32	$154	$6	$192	$65	$164	$8	$237
Additions	22	90	2	114	18	10	2	30
Payments	(25)	(15)	—	(40)	(55)	(12)	(2)	(69)
Other	—	—	(1)	(1)	—	—	—	—

End of period	$29	$229	$7	$265	$28	$162	$8	$198

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Dow Jones

As a result of the Dow Jones acquisition in fiscal 2008, the Company established and approved plans to integrate the acquired operations into the Company’s Publishing segment. The cost to implement these plans consists of separation payments for certain Dow Jones executives under the change in control plan Dow Jones had established prior to the acquisition, non-cancelable lease commitments and lease termination charges for leased facilities that have or will be exited and other contract termination costs associated with the restructuring activities. As of December 31, 2010, all of the material aspects of the plans have been completed and the substantial remaining obligation pertains to the lease termination charges for leased facilities of $61 million.

Note 5—Inventories, net

The Company’s inventories were comprised of the following:

	At December 31, 2010	At June 30, 2010
	(in millions)
Programming rights	$3,769	$3,058
Books, DVDs, paper and other merchandise	371	367
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	689	614
Completed, not released	44	155
In production	692	508
In development or preproduction	123	98

	1,548	1,375

Television productions:
Released (including acquired libraries)	611	561
In production	348	283
In development or preproduction	2	2

	961	846

Total filmed entertainment costs, less accumulated amortization (a)	2,509	2,221

Total inventories, net	6,649	5,646
Less: current portion of inventory, net (b)	(2,760)	(2,392)

Total noncurrent inventories, net	$3,889	$3,254

(a)

Does not include $444 million and $460 million of net intangible film library costs as of December 31, 2010 and June 30, 2010, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheets.

(b)	Current inventory as of December 31, 2010 and June 30, 2010 was comprised of programming rights ($2,421 million and $2,057 million, respectively), books, DVDs, paper and other merchandise.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Investments

The Company’s investments were comprised of the following:

		Ownership Percentage		At December 31, 2010	At June 30, 2010
				(in millions)
Equity method investments:
British Sky Broadcasting Group plc (1)	U.K. DBS operator	39%		$1,348	$1,159
Sky Deutschland AG (1)	German pay-TV operator	49.9	% (2)	384	326
Sky Network Television Ltd. (1)	New Zealand media company	44%		384	343
NDS	Digital technology company	49%		297	286
Other equity method investments		various		1,039	893
Fair value of available-for-sale investments		various		308	225
Other investments		various		311	283

				$4,071	$3,515

(1)

The market value of the Company’s investment in BSkyB, Sky Deutschland AG (“Sky Deutschland”) and Sky Network Television Ltd., was $7,909 million, $779 million and $668 million at December 31, 2010, respectively.

(2)	During the second quarter of fiscal 2011, the Company increased its ownership in Sky Deutschland from approximately 45% to 49.9%. (See Fiscal Year 2011 Transactions below for further discussion)

The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	At December 31, 2010	At June 30, 2010
	(in millions)
Cost basis of available-for-sale investments	$37	$37
Accumulated gross unrealized gain	271	189
Accumulated gross unrealized loss	—	(1)

Fair value of available-for-sale investments	$308	$225

Deferred tax liability	$95	$66

Fiscal Year 2011 Transactions

On August 2, 2010, the Company agreed to backstop €340 million, which was subsequently increased to €400 million (approximately $525 million), of financing measures that were being initiated by Sky Deutschland. A first step of the financing was completed in the second quarter of fiscal 2011 and the Company acquired 108 million additional shares of Sky Deutschland, increasing its ownership from approximately 45% to 49.9%. The aggregate cost of the shares acquired by the Company was approximately €115 million (approximately $150 million) and the shares were newly registered shares issued pursuant to the capital increase. Proceeds from Sky Deutschland’s rights offering were approximately €177 million.

In accordance with the backstop, the Company has agreed with Sky Deutschland on a bond issuance that is convertible for up to 53.9 million underlying Sky Deutschland shares. The convertible bond was issued to the Company in January 2011 for approximately €165 million (approximately $225 million). The Company will

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

have the right to convert the bond into equity at any time following a 40-day holding period, subject to certain black-out periods. If not converted, the Company will have the option to redeem the bond for cash upon its maturity in four years. The remaining amount under the backstop must be funded prior to December 2011.

In August 2010, the Company increased its investment in Tata Sky Ltd. (“Tata Sky”) for approximately $88 million in cash. As a result of this transaction, the Company increased its interest in Tata Sky to approximately 30% from the 20% it owned at June 30, 2010.

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

Other Transactions

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information about financial assets and liabilities carried at fair value on a recurring basis as of December 31, 2010:

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities (1)	$308	$308	$—	$—
Derivatives (2)	24	—	24	—
Redeemable noncontrolling interests (3)	(320)	—	—	(320)

Total	$12	$308	$24	$(320)

(1)	See Note 6 – Investments.
(2)	Represents derivatives associated with the Company’s foreign exchange forward contracts designated as hedges.
(3)

The Company accounts for the redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A “Distinguishing Liabilities from Equity” (“ASC 480-10-S99-3A”) because their exercise is outside the control of the Company and, accordingly, as of December 31, 2010, has included the fair value of the redeemable noncontrolling interests in the consolidated balance sheets. The majority of redeemable noncontrolling interests recorded at fair value are a put arrangement held by the noncontrolling interests in one of the Company’s majority-owned Regional Sports Network (“RSN”), in a majority-owned outdoor marketing subsidiary and in one of the Company’s Asian general entertainment television joint ventures.

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

The changes in fair value of liabilities classified as Level 3 measurements during the six months ended December 31, 2010 were as follows (in millions):

Beginning of period	$(325)
Total gains (losses) included in net income	(7)
Total gains (losses) included in other comprehensive income	—
Other	12

End of period	$(320)

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables, payables and cost investments, approximates fair value.

The aggregate fair value of the Company’s borrowings at December 31, 2010 was approximately $14,960 million compared with a carrying value of approximately $13,325 million and, at June 30, 2010, was approximately $14,975 million compared with a carrying value of approximately $13,320 million. Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market.

Foreign Currency Forward Contracts

The Company uses financial instruments designated as cash flow hedges primarily to hedge certain exposures to foreign currency exchange risks associated with the cost for producing or acquiring films and television programming abroad. The notional amount of foreign exchange forward contracts with foreign currency risk outstanding at December 31, 2010 and June 30, 2010 was $623 million and $381 million, respectively. As of December 31, 2010 and June 30, 2010, the fair values of the foreign exchange forward contracts of approximately $24 million and $33 million, respectively were recorded in the underlying hedged balances. The Company’s foreign currency forward contracts are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount. The potential loss in fair value for such financial instruments for a 10% adverse change in quoted foreign currency exchange rates would be approximately $19 million and $3 million at December 31, 2010 and June 30, 2010, respectively.

The effective changes in fair value of derivatives designated as cash flow hedges for the three and six months ended December 31, 2010 of $25 million and $(3) million, respectively, were recorded in accumulated other comprehensive income with foreign currency translation adjustments. The ineffective changes in fair value of derivatives designated as cash flow hedges were immaterial. Amounts are reclassified from accumulated other comprehensive income when the underlying hedged item is recognized in earnings. During the three and six months ended December 31, 2010, the Company reclassified gains of nil and approximately $9 million, respectively, from other comprehensive income to net income. The Company expects to reclassify cumulative change in fair value included in other comprehensive income within the next 24 months. Cash flows from the settlement of foreign exchange forward contracts offset cash flows from the underlying hedged item and are included in operating activities in the consolidated statements of cash flows.

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk at December 31, 2010 or June 30, 2010 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At December 31, 2010, the Company did not anticipate nonperformance by any of the counterparties.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Goodwill and Other Intangible Assets

During the six months ended December 31, 2010, the increase in the carrying value of goodwill was primarily due to foreign currency adjustments, partially offset by the Digital Media Group goodwill impairment and fiscal 2011 dispositions.

During the second quarter of fiscal 2011, the Company performed an interim impairment review of its Digital Media Group reporting unit’s goodwill as a result of lower than expected earnings and cash flows relative to the assumptions utilized in its fiscal 2010 annual impairment review, as well as the organizational restructuring at this reporting unit. As a result of the review performed, the Company recorded a non-cash goodwill impairment charge of $168 million in the three and six months ended December 31, 2010.

The Company’s goodwill impairment review was determined using a two-step process. The first step of the process was to compare the fair value of the reporting unit with its carrying amount, including goodwill. In performing the first step, the Company determined the fair value of the reporting unit by using a discounted cash flow analysis and market-based valuation approach methodologies. Determining fair value required the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. The cash flows employed in the analyses were based on the Company’s estimated outlook and various growth rates have been assumed for years beyond the long-term business plan period. Discount rate assumptions were based on an assessment of the risk inherent in the future cash flows of the respective reporting unit. In assessing the reasonableness of its determined fair values, the Company evaluated its results against other value indicators, such as comparable public company trading values. As the carrying amount of the reporting unit exceeded its fair value, the second step of the goodwill impairment review was required to be performed to estimate the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in a business combination. That is, the estimated fair value of the reporting unit was allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. The implied fair value of the reporting unit’s goodwill was compared with the carrying amount of that goodwill. As the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to that excess.

Note 9—Borrowings

LYONs

In February 2001, the Company issued Liquid Yield OptionTM Notes (“LYONs”) which pay no interest and had an aggregate principal amount at maturity of $1,515 million, representing a yield of 3.5% per annum on the issue price. The notes were recorded at a discount and are being accreted using the effective interest rate method. On February 28, 2006, 92% of the LYONs were redeemed for cash at the specified redemption amount of $594.25 per LYON. Accordingly, the Company paid an aggregate of approximately $831 million to the holders of the LYONs that had exercised this redemption option.

As of December 31, 2010, approximately $82 million of notes were outstanding and are included in Borrowings within current liabilities. The remaining holders may exchange the LYONs at any time into Class A Common Stock or, at the option of the Company, the cash equivalent thereof at a fixed exchange rate of 24.2966 shares of Class A Common Stock per $1,000 note. The remaining LYONs are redeemable at the option of the holders on February 28, 2011 and February 28, 2016 at a price of $706.82 and $840.73, respectively. The

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Company, at its election, may satisfy the redemption amounts in cash, Class A Common Stock or any combination thereof. The Company has given notice to the remaining holders that any notes tendered on February 28, 2011 will be redeemed for cash at the specified redemption amount.

Other

Also included in Borrowings within current liabilities as of December 31, 2010, was bank debt of approximately $64 million that is due in the next 12 months.

Note 10—Film Production Financing

The Company enters into co-financing arrangements with third parties for certain of its motion pictures. Under these arrangements, the third-party investors own an interest in the film and, therefore, receive a participation based on their contractual interest in any net profits earned on the film. Consistent with the requirements of ASC 926-605, “Entertainment –Films Revenue Recognition,” the estimate of the third-party investor’s interest in the net profits earned on the film is determined by reference to the ratio of actual revenue earned to date in relation to total estimated ultimate revenues. During the second quarter of fiscal 2011, the Company bought out the ownership interests of a group of third party investors in an existing slate of films and extended its co-financing arrangement with such investors for an additional two years through August 1, 2012. The Company negotiated a buy out of the investors’ remaining interests in their underlying slate of films, at a price that was based on the then remaining projected future cash flows that the investors would have received from the slate.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Equity

The following table summarizes changes in equity:

	For the three months ended December 31,
	2010				2009
	News Corporation Stockholders	Noncontrolling Interests		Total Equity	News Corporation Stockholders	Noncontrolling Interests		Total Equity
	(in millions)
Balance, beginning of period	$26,573	$436		$27,009	$24,053	$426		$24,479
Net income	642	33	(a)	675	254	26	(a)	280
Other comprehensive income (loss)	140	4	(b)	144	88	(2	)(b)	86
Issuance of shares	2	—		2	1	—		1
Other	57	(22	)(c)	35	5	(21	)(c)	(16)

Balance, end of period	$27,414	$451		$27,865	$24,401	$429		$24,830

	For the six months ended December 31,
	2010				2009
	News Corporation Stockholders	Noncontrolling Interests		Total Equity	News Corporation Stockholders	Noncontrolling Interests		Total Equity
	(in millions)
Balance, beginning of period	$25,113	$428		$25,541	$23,224	$408		$23,632
Net income	1,417	60	(a)	1,477	825	49	(a)	874
Other comprehensive income (loss)	1,111	8	(b)	1,119	528	3	(b)	531
Issuance of shares	53	—		53	70	—		70
Dividends declared	(197)	—		(197)	(157)	—		(157)
Other	(83)	(45	)(c)	(128)	(89)	(31	)(c)	(120)

Balance, end of period	$27,414	$451		$27,865	$24,401	$429		$24,830

(a)

Net income attributable to noncontrolling interests excludes nil and $4 million relating to redeemable noncontrolling interests for the three months ended December 31, 2010 and 2009, respectively, and $7 million for both the six months ended December 31, 2010 and 2009.

(b)

Other comprehensive income (loss) attributable to noncontrolling interests excludes nil and $(3) million relating to redeemable noncontrolling interests for the three months ended December 31, 2010 and 2009, respectively, and nil and $(3) million for the six months ended December 31, 2010 and 2009, respectively.

(c)

Other activity attributable to noncontrolling interests excludes $(4) million and $22 million for the three months ended December 31, 2010 and 2009, respectively, and $(12) million and $18 million for the six months ended December 31, 2010 and 2009, respectively, relating to redeemable noncontrolling interests.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A dividend of $0.075 per share of Class A Common Stock and Class B Common Stock has been declared and is payable on April 20, 2011. The record date for determining dividend entitlements is March 16, 2011.

Note 12—Equity-Based Compensation

The following table summarizes the Company’s equity-based compensation transactions:

	For the three months ended December 31,		For the six months ended December 31,
	2010	2009	2010	2009
	(in millions)
Equity-based compensation	$30	$35	$75	$80

Cash received from exercise of equity-based compensation	$—	$—	$—	$21

At December 31, 2010, the Company’s total compensation cost related to non-vested stock options and restricted stock units (“RSUs”) not yet recognized for all equity-based compensation plans was approximately $229 million, the majority of which is expected to be recognized over the next three fiscal years. Compensation expense on all equity-based awards is generally recognized on a straight-line basis over the vesting period of the entire award.

Stock options exercised during the six months ended December 31, 2010 and 2009 resulted in the Company’s issuance of approximately nil and 1.8 million shares of Class A Common Stock, respectively. The intrinsic value of the stock options exercised during the three and six months ended December 31, 2010 and 2009 was not material.

During the six months ended December 31, 2010, the Company issued approximately 13.0 million RSUs. These RSUs will be settled in shares of Class A Common Stock upon vesting, except for approximately 2.5 million RSUs that will be settled in cash. RSUs granted to executive directors and certain awards granted to employees in certain foreign locations are settled in cash.

In August 2010, the Compensation Committee approved the annual grant of performance stock units that will have a three year performance measurement period (the “PSUs”) beginning for the fiscal year ending June 30, 2011. For executive directors of the Company, each PSU represents the right to receive the U.S. dollar value of one share of News Corporation’s Class A Common Stock in cash after the completion of the three year performance period, subject to the satisfaction of one or more pre-established objective performance measures that shall be determined by the Compensation Committee. The PSUs were awarded under the Company’s 2005 Long-Term Incentive Plan. In fiscal 2011, a total of 1.8 million target PSUs were issued under this program. At the end of the three year performance period, the actual number of PSUs will be determined and such PSUs will be awarded and vested at that time.

At December 31, 2010 and June 30, 2010, the liability for cash-settled RSUs and PSUs was approximately $28 million and $25 million, respectively.

During the six months ended December 31, 2010 and 2009, approximately 8.4 million and 9.2 million RSUs vested, respectively, of which approximately 6.9 million and 7.0 million, respectively, were settled in Class A Common Stock, before statutory tax withholdings. The fair value of RSUs settled in Class A Common Stock was approximately $89 million and $76 million in the six months ended December 31, 2010 and 2009, respectively. The remaining 1.5 million and 2.2 million RSUs settled during the six months ended December 31, 2010 and 2009, respectively, were settled in cash before statutory withholdings, of approximately $19 million and $23 million, respectively.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized a tax expense on vested RSUs and stock options exercised of approximately $3 million and $9 million for the six months ended December 31, 2010 and 2009, respectively.

Note 13—Commitments and Guarantees

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. Other than as previously disclosed in these notes to the Company’s unaudited consolidated financial statements, the Company’s commitments have not changed significantly from the disclosures included in the Company’s Form 10-Q filed with the SEC on November 4, 2010.

Guarantees

The Company’s guarantees have not changed significantly from disclosures included in the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2010.

Note 14—Contingencies

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On June 14, 2006, a purported class action lawsuit, captioned Jim Brown v. Brett C. Brewer, et al., was filed against certain former Intermix directors and officers in the United States District Court for the Central District of California. The plaintiff asserted claims for alleged violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9, as well as control person liability under Section 20(a) of the Exchange Act. The plaintiff alleged that certain defendants disseminated false and misleading definitive proxy statements on two occasions: one on December 30, 2003 in connection with the stockholder vote on January 29, 2004 on the election of directors and ratification of financing transactions with certain entities of VantagePoint; and another on August 25, 2005 in connection with the stockholder vote on the FIM Transaction. The complaint named as defendants certain VantagePoint related entities, the former general counsel and the members of the Intermix Board who were incumbent on the dates of the respective proxy statements. Intermix was not named as a defendant, but has certain indemnity obligations to the former officer and director defendants in connection with these claims and allegations. On August 25, 2006, plaintiff amended his complaint to add certain investment banks (the “Investment Banks”) as defendants. Intermix has certain indemnity obligations to the Investment Banks as well. Plaintiff amended his complaint again on September 27, 2006, which defendants moved to dismiss. On February 9, 2007, the case was transferred to Judge George H. King, the judge assigned to the LeBoyer action, on the grounds that it raises substantially related questions of law and fact as LeBoyer, and would entail substantial duplication of labor if heard by different judges. On June 11, 2007, Judge King ordered the Brown case be consolidated with the LeBoyer action, ordered plaintiffs’ counsel to file a consolidated first amended complaint, and further ordered the parties to file a joint brief on defendants’ contemplated motion to dismiss the consolidated first amended complaint. On July 11, 2007, plaintiffs filed the consolidated first amended complaint, which defendants moved to dismiss. By order dated January 17, 2008, Judge King granted defendants’ motion to dismiss the 2003 proxy claims (concerning VantagePoint transactions) and the 2005 proxy claims (concerning the FIM Transaction), as well as a claim against the VantagePoint entities alleging unjust enrichment. The court found it unnecessary to rule on dismissal of the remaining claims, which are related to the 2005 FIM Transaction, because the dismissal disposed of those claims. On February 8, 2008, plaintiffs filed a consolidated second amended complaint, which defendants moved to dismiss on February 28, 2008. By order dated July 15, 2008, the court granted in part and denied in part defendants’ motion to dismiss. The 2003 claims

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

and the claims against the Investment Banks were dismissed with prejudice. The Section 14(a), Section 20(a) and the breach of fiduciary duty claims related to the FIM Transaction remain against the officer and director defendants and the VantagePoint defendants. On November 14, 2008, plaintiff filed a motion for class certification to which defendants filed their opposition on January 14, 2009. On June 22, 2009, the court granted plaintiff’s motion for class certification, certifying a class of all holders of Intermix common stock from July 18, 2005 through consummation of the FIM Transaction, who were allegedly harmed by defendants’ improper conduct as set forth in the complaint. The parties have completed fact and expert discovery. On June 17, 2010, the court granted in part and denied in part defendants’ summary judgment motion filed on October 19, 2009. Specifically, the court denied plaintiff’s motion for summary adjudication of a factual issue and denied defendants’ motion to exclude plaintiff’s damages expert, which was filed on November 30, 2009. In the court’s June 17 order, the court found that plaintiff could not proceed on any fiduciary duty claim based upon alleged violations of the duty of care, but found material issues of fact prohibiting summary judgment on alleged violations of fiduciary duty of loyalty. On plaintiff’s Section 14(a) claim, the court found material issues of fact that prohibited summary judgment on the entire claim, but granted defendants’ motion as to certain purported omissions, finding the allegedly omitted information immaterial. Further, the court granted defendants’ motion as to two damage theories for the Section 14(a) claim, finding benefit of the bargain damages not viable and lost opportunity damages too speculative, and permitting plaintiff to proceed only based upon a theory of out-of-pocket damages. No trial date was set. On October 21, 2010, the parties agreed to a settlement of the action, which is subject to approval by the court. A formal stipulation of settlement was submitted to the court for its approval on December 28, 2010. Accordingly, the Company has recognized the terms of this settlement, which was not material to the Company, in its results of operations.

News America Marketing

On September 23, 2004, Insignia Systems, Inc. (“Insignia”) filed an action against News America Marketing In-Store Inc. (“News America”) in the United States District Court for the District of Minnesota. The operative complaint alleges, among other things, disparagement of Insignia by News America in violation of the Lanham Act and Minnesota state law and various federal and state antitrust violations arising out of Insignia’s and News America’s competition in the domestic in-store advertising market. Insignia seeks damages, injunctive relief and attorneys’ fees and costs. On September 30, 2009, the court granted in part, and denied in part, News America’s motion for summary judgment.

Discovery in the case has been completed. On January 14, 2011, the court granted in part, and denied in part, News America’s motions to exclude testimony by Insignia’s expert witnesses. The trial is scheduled to begin on February 7, 2011. News America believes the claims lack merit and intends to defend itself vigorously.

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

Note 15—Pension and Other Postretirement Benefits

The Company sponsors non-contributory pension plans and retiree health and life insurance benefit plans covering specific groups of employees which are closed to new participants (with the exception of groups covered by collective bargaining agreements). The benefits payable for the Company’s non-contributory pension plans are based primarily on a formula factoring both an employee’s years of service and pay near retirement. Participant employees are vested in the pension plans after five years of service. The Company’s policy for all pension plans is to fund amounts, at a minimum, in accordance with statutory requirements. Plan assets consist principally of common stocks, marketable bonds and government securities. The retiree health and life insurance benefit plans offer medical and/or life insurance to certain full-time employees and eligible dependents that retire after fulfilling age and service requirements.

The components of net periodic benefit costs were as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended December 31,
	2010	2009	2010	2009
	(in millions)
Service cost benefits earned during the period	$24	$18	$1	$1
Interest costs on projected benefit obligation	43	43	4	5
Expected return on plan assets	(42)	(35)	—	—
Amortization of deferred losses	14	10	—	—
Other	1	2	(4)	(4)

Net periodic costs	$40	$38	$1	$2

Cash contributions	$10	$9	$5	$4

	For the six months ended December 31,
	2010	2009	2010	2009
	(in millions)
Service cost benefits earned during the period	$48	$36	$2	$2
Interest costs on projected benefit obligation	85	86	8	10
Expected return on plan assets	(84)	(70)	—	—
Amortization of deferred losses	29	20	—	—
Other	2	3	(8)	(8)

Net periodic costs	$80	$75	$2	$4

Cash contributions	$24	$23	$9	$8

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 16—Segment Information

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

	For the three months ended December 31,		For the six months ended December 31,
	2010	2009	2010	2009
	(in millions)
Revenues:
Cable Network Programming	$1,974	$1,756	$3,846	$3,362
Filmed Entertainment	1,809	1,898	3,312	3,419
Television	1,369	1,248	2,220	2,013
Direct Broadcast Satellite Television	944	1,008	1,800	1,935
Publishing	2,346	2,327	4,392	4,307
Other	319	447	617	847

Total revenues	$8,761	$8,684	$16,187	$15,883

Segment operating income (loss):
Cable Network Programming	$735	$604	$1,394	$1,117
Filmed Entertainment	189	324	469	715
Television	151	29	256	67
Direct Broadcast Satellite Television	(12)	(30)	70	98
Publishing	380	(90)	558	28
Other	(156)	(125)	(312)	(251)

Total segment operating income	1,287	712	2,435	1,774

Impairment and restructuring charges	(275)	(10)	(282)	(30)
Equity earnings of affiliates	67	58	161	90
Interest expense, net	(230)	(269)	(462)	(514)
Interest income	28	16	54	41
Other, net	(12)	(86)	(22)	(98)

Income before income tax expense	865	421	1,884	1,263
Income tax expense	(190)	(137)	(400)	(382)

Net income	675	284	1,484	881
Less: Net income attributable to noncontrolling interests	(33)	(30)	(67)	(56)

Net income attributable to News Corporation stockholders	$642	$254	$1,417	$825

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $279 million and $249 million for the three months ended December 31, 2010 and 2009, respectively, and of approximately $447 million and $389 million for the six months ended December 31, 2010 and 2009, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profit generated primarily by the Filmed Entertainment segment of approximately $13 million and $17 million for the three months ended December 31, 2010 and 2009, respectively, and of approximately $29 million and $12 million for the six months ended December 31, 2010 and 2009, respectively, have been eliminated within the Filmed Entertainment segment.

	For the three months ended December 31, 2010
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$735	$38	$27	$800
Filmed Entertainment	189	22	—	211
Television	151	21	—	172
Direct Broadcast Satellite Television	(12)	71	—	59
Publishing	380	96	—	476
Other	(156)	32	—	(124)

Total	$1,287	$280	$27	$1,594

	For the three months ended December 31, 2009
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$604	$36	$22	$662
Filmed Entertainment	324	23	—	347
Television	29	20	—	49
Direct Broadcast Satellite Television	(30)	72	—	42
Publishing	(90)	96	—	6
Other	(125)	52	—	(73)

Total	$712	$299	$22	$1,033

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended December 31, 2010
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$1,394	$75	$48	$1,517
Filmed Entertainment	469	45	—	514
Television	256	42	—	298
Direct Broadcast Satellite Television	70	132	—	202
Publishing	558	189	—	747
Other	(312)	71	—	(241)

Total	$2,435	$554	$48	$3,037

	For the six months ended December 31, 2009
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$1,117	$78	$45	$1,240
Filmed Entertainment	715	46	—	761
Television	67	41	—	108
Direct Broadcast Satellite Television	98	138	—	236
Publishing	28	190	—	218
Other	(251)	103	—	(148)

Total	$1,774	$596	$45	$2,415

	At December 31, 2010	At June 30, 2010
	(in millions)
Total assets:
Cable Network Programming	$12,376	$12,032
Filmed Entertainment	7,660	7,122
Television	6,844	6,479
Direct Broadcast Satellite Television	2,892	2,703
Publishing	14,291	13,071
Other	8,578	9,462
Investments	4,071	3,515

Total assets	$56,712	$54,384

Goodwill and Intangible assets, net:
Cable Network Programming	$6,789	$6,860
Filmed Entertainment	1,870	1,886
Television	4,316	4,310
Direct Broadcast Satellite Television	574	540
Publishing	7,204	6,864
Other	1,351	1,595

Total goodwill and intangible assets, net	$22,104	$22,055

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 17—Additional Financial Information

Supplemental Cash Flows Information

	For the six months ended December 31,
	2010	2009
	(in millions)
Supplemental cash flows information:
Cash paid for income taxes	$(565)	$(482)
Cash paid for interest	(471)	(468)
Sale of other investments	56	15
Purchase of other investments	(79)	(79)

Supplemental information on businesses acquired:
Fair value of assets acquired	23	22
Cash acquired	—	3
Liabilities assumed	9	72
Noncontrolling interest increase	(1)	(1)
Cash paid	(31)	(96)

Fair value of stock consideration	$—	$—

Other, net consisted of the following:

	For the three months ended December 31,		For the six months ended December 31,
	2010	2009	2010	2009
	(in millions)
Gain on STAR China transaction (a)	$57	$—	$57	$—
Loss on disposal of Fox Mobile (a)	(28)	—	(28)	—
Loss on the Photobucket transaction (a)	—	(29)	—	(29)
Loss on the sale of eastern European television stations (a)	—	(19)	—	(19)
Change in fair value of exchangeable securities (b)	—	—	—	(4)
Other	(41)	(38)	(51)	(46)

Total Other, net	$(12)	$(86)	$(22)	$(98)

(a)	See Note 2—Acquisitions, Disposals and Other Transactions.
(b)

The Company had certain exchangeable debt securities which contained embedded derivatives. Pursuant to ASC 815, these embedded derivatives are not designated as hedges and, as such, changes in their fair value were recognized in Other, net in the consolidated statements of operations. The Company redeemed the exchangeable debt securities in fiscal year 2010.

Note 18—Supplemental Guarantor Information

In May 2007, News America Incorporated, a 100% owned subsidiary of the Company as defined in Rule 3-10(h) of Regulation S-X (“NAI”), entered into a credit agreement (the “Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein (the “Lenders”), Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent. The Credit Agreement provides a $2.25 billion unsecured revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended December 31, 2010

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
		(in millions)
Revenues	$—	$—	$8,761	$—	$8,761
Expenses	(83)	—	(7,666)	—	(7,749)
Equity earnings (losses) of affiliates	(1)	—	68	—	67
Interest expense, net	(338)	(273)	(3)	384	(230)
Interest income	—	2	410	(384)	28
Earnings (losses) from subsidiary entities	101	921	—	(1,022)	—
Other, net	15	(8)	1	(20)	(12)

Income (loss) before income tax expense	(306)	642	1,571	(1,042)	865
Income tax (expense) benefit	67	—	(345)	88	(190)

Net income (loss)	(239)	642	1,226	(954)	675
Less: Net income attributable to noncontrolling interests	—	—	(33)	—	(33)

Net income (loss) attributable to News Corporation stockholders	$(239)	$642	$1,193	$(954)	$642

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

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the six months ended December 31, 2010

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
		(in millions)
Revenues	$—	$—	$16,187	$—	$16,187
Expenses	(165)	—	(13,869)	—	(14,034)
Equity earnings (losses) of affiliates	(3)	—	164	—	161
Interest expense, net	(685)	(536)	(7)	766	(462)
Interest income	1	3	816	(766)	54
Earnings (losses) from subsidiary entities	314	1,965	—	(2,279)	—
Other, net	(8)	(15)	21	(20)	(22)

Income (loss) before income tax expense	(546)	1,417	3,312	(2,299)	1,884
Income tax (expense) benefit	116	—	(703)	187	(400)

Net income (loss)	(430)	1,417	2,609	(2,112)	1,484
Less: Net income attributable to noncontrolling interests	—	—	(67)	—	(67)

Net income (loss) attributable to News Corporation stockholders	$(430)	$1,417	$2,542	$(2,112)	$1,417

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

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

At December 31, 2010

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$452	$4,274	$3,730	$—	$8,456
Receivables, net	18	16	7,057	—	7,091
Inventories, net	—	—	2,760	—	2,760
Other	21	14	409	—	444

Total current assets	491	4,304	13,956	—	18,751

Non-current assets:
Receivables	—	—	365	—	365
Inventories, net	—	—	3,889	—	3,889
Property, plant and equipment, net	101	—	6,185	—	6,286
Intangible assets, net	—	—	8,246	—	8,246
Goodwill	—	—	13,858	—	13,858
Other	279	14	953	—	1,246
Investments
Investments in associated companies and other investments	125	39	3,907	—	4,071
Intragroup investments	49,272	43,832	—	(93,104)	—

Total investments	49,397	43,871	3,907	(93,104)	4,071

TOTAL ASSETS	$50,268	$48,189	$51,359	$(93,104)	$56,712

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$82	$—	$64	$—	$146
Other current liabilities	4	—	8,794	—	8,798

Total current liabilities	86	—	8,858	—	8,944
Non-current liabilities:
Borrowings	13,179	—	—	—	13,179
Other non-current liabilities	211	—	6,193	—	6,404
Intercompany	26,879	20,775	(47,654)	—	—
Redeemable noncontrolling interests	—	—	320	—	320
Total Equity	9,913	27,414	83,642	(93,104)	27,865

TOTAL LIABILITIES AND EQUITY	$50,268	$48,189	$51,359	$(93,104)	$56,712

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

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the six months ended December 31, 2010

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
	(in millions)
Operating activities:
Net cash provided by (used in) operating activities	$(4,858)	$4,473	$1,038	$—	$653

Investing activities:
Property, plant and equipment	(11)	—	(544)	—	(555)
Investments	(10)	—	(300)	—	(310)
Proceeds from dispositions	—	—	109	—	109

Net cash used in investing activities	(21)	—	(735)	—	(756)

Financing activities:
Borrowings	—	—	12	—	12
Repayment of borrowings	—	—	(29)	—	(29)
Dividends paid	—	(199)	(46)	—	(245)
Purchase of subsidiary shares from noncontrolling interests	—	—	(104)	—	(104)
Sale of subsidiary shares to noncontrolling interests	—	—	50	—	50

Net used in financing activities	—	(199)	(117)	—	(316)

Net (decrease) increase in cash and cash equivalents	(4,879)	4,274	186	—	(419)
Cash and cash equivalents, beginning of period	5,331	—	3,378	—	8,709
Exchange movement on opening cash balance	—	—	166	—	166

Cash and cash equivalents, end of period	$452	$4,274	$3,730	$—	$8,456

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the six months ended December 31, 2009

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
	(in millions)
Operating activities:
Net cash provided by (used in) operating activities	$(391)	$137	$818	$—	$564

Investing activities:
Property, plant and equipment	(3)	—	(385)	—	(388)
Investments	(8)	—	(288)	—	(296)
Proceeds from dispositions	—	—	36	—	36

Net cash used in investing activities	(11)	—	(637)	—	(648)

Financing activities:
Borrowings	989	—	21	—	1,010
Repayment of borrowings	—	—	(75)	—	(75)
Issuance of shares	—	21	—	—	21
Dividends paid	—	(158)	(25)	—	(183)
Other, net	—	—	2	—	2

Net cash provided by (used in) financing activities	989	(137)	(77)	—	775

Net increase in cash and cash equivalents	587	—	104	—	691
Cash and cash equivalents, beginning of period	4,479	—	2,061	—	6,540
Exchange movement on opening cash balance	—	—	35	—	35

Cash and cash equivalents, end of period	$5,066	$—	$2,200	$—	$7,266

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

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2010 and 2009. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2010 and 2009. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

The television stations owned by the Company compete for programming, audiences and advertising revenues with other television stations and cable networks in their respective coverage areas and, in some cases, with respect to programming, with other station groups, and in the case of advertising revenues, with other local and national media. The competitive position of the television stations owned by the Company is largely influenced by the quality and strength of FOX and MyNetworkTV programming, and, in particular, the prime-time viewership of the respective network.

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

Generally, the Company’s cable networks, which target various demographics, derive a majority of their revenues from monthly affiliate fees received from cable television systems and direct broadcast satellite operators based on the number of their subscribers. Affiliate fee revenues are net of the amortization of cable distribution investments (capitalized fees paid to a cable operator or direct broadcast satellite operator to facilitate the launch of a cable network). The Company defers the cable distribution investments and amortizes the amounts on a straight-line basis over the contract period. Cable television and direct broadcast satellite are currently the predominant means of distribution of the Company’s program services in the United States. Internationally, distribution technology varies region by region.

The Company’s cable networks compete for carriage on cable television systems, direct broadcast satellite systems and other distribution systems with other program services. A primary focus of competition is for distribution of the Company’s cable network channels that are not already distributed by particular cable television or direct broadcast satellite systems. For such program services, distributors make decisions on the use of bandwidth based on various considerations, including amounts paid by programmers for launches, subscription fees payable by distributors and appeal to the distributors’ subscribers.

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

The profitability of these long-term U.S. national sports contracts is based on the Company’s best estimates at December 31, 2010 of attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied at December 31, 2010, additional amortization of rights may be recorded. Should revenues improve as compared to estimated revenues, the Company may have an improved operating profit related to the contract, which may be recognized over the remaining contract term.

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

Direct Broadcast Satellite Television

The Direct Broadcast Satellite Television (“DBS”) segment’s operations consist of SKY Italia, which provides basic and premium programming services via satellite and broadband directly to subscribers in Italy. SKY Italia derives revenues principally from subscriber fees. The Company believes that the quality and variety of programming, audio and interactive programming including personal video recorders, quality of picture including high definition channels, access to service, customer service and price are the key elements for gaining and maintaining market share. SKY Italia’s competition includes companies that offer video, audio, interactive programming, telephony, data and other information and entertainment services, including broadband Internet providers, digital terrestrial transmission (“DTT”) services, wireless companies and companies that are developing new media technologies. Since 2003, SKY Italia had been prohibited from owning a DTT frequency or providing a pay television DTT offer under a commitment made to the European Commission (the “EC”) through December 31, 2011. In July 2010, the EC modified such commitment to allow SKY Italia to bid for one DTT frequency. However, if SKY Italia was to successfully bid for such a DTT frequency, the EC would limit SKY Italia’s use of such frequency to exclusively free-to-air channels through 2015.

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

Other Business Developments

During fiscal 2010, the Company announced that it had proposed to the board of directors of BSkyB, in which the Company currently has an approximate 39% interest, to make a cash offer of 700 pence per share for the BSkyB shares that the Company does not already own. The Company and the independent members of BSkyB’s board of directors were unable to reach a mutually agreeable price at the time of the public announcement; however, the parties entered into a cooperation agreement pursuant to which the parties agreed to work together to proceed with the regulatory process in order to facilitate a proposed transaction. There can be no assurance that the Company will make a binding offer. The Company will pay BSkyB a breakup fee of approximately $60 million as of December 31, 2010 if the regulatory approvals are obtained and the Company does not make a binding offer within five months thereafter of at least 700 pence per share. The Company believes that a potential transaction will result in increased geographic diversification of the Company’s earnings base and reduce its exposure to cyclical advertising revenues through an increase in direct consumer subscription revenues. If the Company makes a binding offer and proceeds with the proposed transaction, the Company plans to finance the transaction by using a significant portion of the available cash on its balance sheet plus borrowed funds.

During the first quarter of fiscal 2011, the Company acquired an additional interest in Asianet Communications Limited (“Asianet”), an Asian general entertainment television joint venture, for approximately $92 million in cash. As a result of this transaction, the Company increased its interest in Asianet to 75% from the 51% it owned at June 30, 2010.

In August 2010, the Company increased its investment in Tata Sky Ltd. (“Tata Sky”) for approximately $88 million in cash. As a result of this transaction, the Company increased its interest in Tata Sky to approximately 30% from the 20% it owned at June 30, 2010.

On August 2, 2010, the Company agreed to backstop €340 million, which was subsequently increased to €400 million (approximately $525 million), of financing measures that were being initiated by Sky Deutschland. A first step of the financing was completed in the second quarter of fiscal 2011 and the Company acquired 108 million additional shares of Sky Deutschland, increasing its ownership from approximately 45% to 49.9%. The aggregate cost of the shares acquired by the Company was approximately €115 million (approximately $150 million) and the shares were newly registered shares issued pursuant to the capital increase. Proceeds from Sky Deutschland’s rights offering were approximately €177 million.

In accordance with the backstop, the Company has agreed with Sky Deutschland on a bond issuance that is convertible for up to 53.9 million underlying Sky Deutschland shares. The convertible bond was issued to the

Company in January 2011 for approximately €165 million (approximately $225 million). The Company will have the right to convert the bond into equity at any time following a 40-day holding period, subject to certain black-out periods. If not converted, the Company will have the option to redeem the bond for cash upon its maturity in four years. The remaining amount under the backstop must be funded prior to December 2011.

In November 2010, the Company formed a joint venture with China Media Capital (“CMC”), a media fund in China, to explore new growth opportunities. The Company transferred the equity and related assets of its STAR China business along with the Fortune Star Chinese movie library with a combined market value of approximately $140 million and CMC paid cash of approximately $74 million to the Company. Following this transaction, CMC holds a 53% controlling stake in the joint venture and the Company holds a 47% stake.

In December 2010, the Company disposed of the Fox Mobile Group (“Fox Mobile”).

In the third quarter of fiscal 2011, the Company acquired approximately 90% of Wireless Generation, an education technology company, for cash. Total consideration was approximately $390 million, which included the equity purchase and the repayment of Wireless Generation’s outstanding debt.

In the third quarter of fiscal 2011, the Company announced its intention to explore strategic options for Myspace in connection with Myspace’s continuing development plans.

RESULTS OF OPERATIONS

Results of Operations—For the three and six months ended December 31, 2010 versus the three and six months ended December 31, 2009.

The following table sets forth the Company’s operating results for the three and six months ended December 31, 2010, as compared to the three and six months ended December 31, 2009.

	For the three months ended December 31,			For the six months ended December 31,
	2010	2009	% Change	2010	2009	% Change
	(in millions, except %)
Revenues	$8,761	$8,684	1%	$16,187	$15,883	2%
Operating expenses	(5,605)	(5,630)	**	(10,148)	(10,035)	1%
Selling, general and administrative	(1,589)	(2,043)	(22)%	(3,050)	(3,478)	(12)%
Depreciation and amortization	(280)	(299)	(6)%	(554)	(596)	(7)%
Impairment and restructuring charges	(275)	(10)	**	(282)	(30)	**
Equity earnings of affiliates	67	58	16%	161	90	79%
Interest expense, net	(230)	(269)	(14)%	(462)	(514)	(10)%
Interest income	28	16	75%	54	41	32%
Other, net	(12)	(86)	(86)%	(22)	(98)	(78)%

Income before income tax expense	865	421	**	1,884	1,263	49%
Income tax expense	(190)	(137)	39%	(400)	(382)	5%

Net income	675	284	**	1,484	881	68%
Less: Net income attributable to noncontrolling interests	(33)	(30)	10%	(67)	(56)	20%

Net income attributable to News Corporation stockholders	$642	$254	**	$1,417	$825	72%

**	not meaningful

Overview—The Company’s revenues increased 1% and 2% for the three and six months ended December 31, 2010, respectively, as compared to the corresponding periods of fiscal 2010. The increases were primarily due to revenue increases at the Cable Network Programming and Television segments. The Cable Network Programming segment’s revenues increased primarily due to increases in net affiliate and advertising revenues. The increases at the Television segment were primarily due to higher advertising revenues at the Company’s television stations and at FOX. These revenue increases were partially offset by decreased revenues at the Filmed Entertainment, DBS and Other segments. The decreases at the Filmed Entertainment segment were primarily due to lower worldwide theatrical revenues. Revenues at the DBS segment decreased mainly due to unfavorable foreign exchange movements. The decreases at the Other segment were primarily the result of lower advertising and search revenues at the Company’s digital media properties.

Operating expenses decreased $25 million for the three months ended December 31, 2010 as compared to the corresponding period of fiscal 2010, primarily due to the absence of costs related to the financial indexes business, Photobucket and the Eastern European television stations all of which were disposed of in fiscal 2010, as well as the disposal of Fox Mobile which occurred in the second quarter of fiscal 2011 and favorable net foreign exchange fluctuations, partially offset by higher programming costs at the Cable Network Programming segment and higher releasing costs at the Filmed Entertainment segment. Operating expenses increased $113 million for the six months ended December 31, 2010 as compared to the corresponding period of fiscal 2010, primarily due to higher programming costs at the Cable Network Programming segment and higher releasing costs at the Filmed Entertainment segment, partially offset by the absence of costs related to the dispositions noted above, as well as favorable net foreign exchange fluctuations.

Selling, general and administrative expenses decreased 22% and 12% for the three and six months ended December 31, 2010, respectively, as compared to the corresponding periods of fiscal 2010, due to the absence of a $500 million legal settlement recorded in the second quarter of fiscal 2010 at the Publishing segment.

Depreciation and amortization decreased 6% and 7% for the three and six months ended December 31, 2010, respectively, as compared to the corresponding periods of fiscal 2010, primarily due to certain assets becoming fully depreciated or amortized and the absence of depreciation and amortization related to the dispositions noted above.

Impairment and restructuring charges—As discussed in Note 8 to the accompanying unaudited consolidated financial statements, during the second quarter of fiscal 2011, the Company performed an interim impairment assessment of the Digital Media Group reporting unit’s goodwill. As a result of the review performed, the Company recorded a non-cash goodwill impairment charge of $168 million in the three and six months ended December 31, 2010.

As discussed in Note 4 to the accompanying unaudited consolidated financial statements, during the second quarter of fiscal 2011, the Company recorded restructuring charges of approximately $107 million. These charges were a result of an organizational restructuring of the Company’s digital media properties to align resources more closely with business priorities and consisted of an increase to the original provision for facility related costs of $51 million, additional facility related costs of $37 million, severance costs of $17 million and other associated costs of $2 million.

The Company recorded approximately $10 million and $30 million of additional restructuring charges in the unaudited consolidated statements of operations for the three and six months ended December 31, 2009, respectively. The restructuring charges for the three months ended December 31, 2009 reflect approximately $10 million recorded at the Other segment related to a restructuring program at Fox Mobile and accretion on facility termination obligations. The restructuring charges for the six months ended December 31, 2009 reflect an $18 million charge related to the sales and distribution operations of the STAR channels and a $12 million charge at the Other segment related to the restructuring program at Fox Mobile and accretion on facility termination obligations.

Equity earnings of affiliates—For the three and six months ended December 31, 2010, Equity earnings of affiliates increased $9 million and $71 million, respectively, as compared to the corresponding periods of fiscal 2010, primarily due to higher contributions at BSkyB resulting from higher subscription revenues, partially offset by the Company’s increased share of losses at Sky Deutschland, resulting from the increase in ownership stake in the second quarter of fiscal 2011. Also contributing to the increase in the six months ended December 31, 2010 was a gain related to the disposal of a business at BSkyB.

	For the three months ended December 31,			For the six months ended December 31,
	2010	2009	% Change	2010	2009	% Change
	(in millions, except %)
DBS equity affiliates	$31	$26	19%	$134	$31	* *
Cable channel equity affiliates	28	10	* *	25	29	(14)%
Other equity affiliates	8	22	(64)%	2	30	(93)%

Total equity earnings of affiliates	$67	$58	16%	$161	$90	79%

**	not meaningful

Interest expense, net—Interest expense, net decreased $39 million and $52 million for the three and six months ended December 31, 2010, respectively, as compared to the corresponding periods of fiscal 2010, primarily due to the redemption of the Company’s 0.75% Senior Exchangeable BUCs and 5% TOPrS in fiscal 2010.

Interest income—Interest income increased $12 million and $13 million for the three and six months ended December 31, 2010, respectively, as compared to the corresponding periods of fiscal 2010, primarily due to higher cash balances.

Other, net—

	For the three months ended December 31,		For the six months ended December 31,
	2010	2009	2010	2009
	(in millions)
Gain on STAR China transaction (a)	$57	$—	$57	$—
Loss on disposal of Fox Mobile (a)	(28)	—	(28)	—
Loss on the Photobucket transaction (a)	—	(29)	—	(29)
Loss on the sale of eastern European television stations (a)	—	(19)	—	(19)
Change in fair value of exchangeable securities (b)	—	—	—	(4)
Other	(41)	(38)	(51)	(46)

Total Other, net	$(12)	$(86)	$(22)	$(98)

(a)	See Note 2—Acquisitions, Disposals and Other Transactions.
(b)

The Company had certain exchangeable debt securities which contained embedded derivatives. Pursuant to ASC 815, these embedded derivatives are not designated as hedges and, as such, changes in their fair value were recognized in Other, net in the consolidated statements of operations. The Company redeemed the exchangeable debt securities in fiscal year 2010.

Income tax expense—The effective income tax rates for the three and six months ended December 31, 2010 were 22% and 21%, respectively, which were lower than the statutory rate of 35%, primarily due to the resolution of tax matters, the tax benefit related to the disposition of assets, and permanent differences. The effective income tax rates for the three and six months ended December 31, 2009 were 33% and 30%, respectively, which were lower than the statutory rate of 35%, primarily due to permanent differences recognized in the six months ended December 31, 2009.

Net income—Net income for the three and six months ended December 31, 2010 increased as compared to the corresponding periods of fiscal 2010 primarily due to the absence of a legal settlement recorded in the second quarter of fiscal 2010 and the higher revenues noted above. These increases were partially offset by additional impairment and restructuring charges noted above.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased for the three and six months ended December 31, 2010 as compared to the corresponding periods of fiscal 2010, primarily due to higher results at the Company’s majority owned businesses.

Segment Analysis:

The following table sets forth the Company’s revenues and segment operating income for the three and six months ended December 31, 2010 as compared to the three and six months ended December 31, 2009.

	For the three months ended December 31,			For the six months ended December 31,
	2010	2009	% Change	2010	2009	% Change
	(in millions, except %)
Revenues:
Cable Network Programming	$1,974	$1,756	12%	$3,846	$3,362	14%
Filmed Entertainment	1,809	1,898	(5)%	3,312	3,419	(3)%
Television	1,369	1,248	10%	2,220	2,013	10%
Direct Broadcast Satellite Television	944	1,008	(6)%	1,800	1,935	(7)%
Publishing	2,346	2,327	1%	4,392	4,307	2%
Other	319	447	(29)%	617	847	(27)%

Total revenues	$8,761	$8,684	1%	$16,187	$15,883	2%

Segment operating income (loss):
Cable Network Programming	$735	$604	22%	$1,394	$1,117	25%
Filmed Entertainment	189	324	(42)%	469	715	(34)%
Television	151	29	* *	256	67	* *
Direct Broadcast Satellite Television	(12)	(30)	60%	70	98	(29)%
Publishing	380	(90)	* *	558	28	* *
Other	(156)	(125)	25%	(312)	(251)	24%

Total segment operating income	$1,287	$712	81%	$2,435	$1,774	37%

**	not meaningful

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

	For the three months ended December 31,		For the six months ended December 31,
	2010	2009	2010	2009
	(in millions)
Total segment operating income	$1,287	$712	$2,435	$1,774
Impairment and restructuring charges	(275)	(10)	(282)	(30)
Equity earnings of affiliates	67	58	161	90
Interest expense, net	(230)	(269)	(462)	(514)
Interest income	28	16	54	41
Other, net	(12)	(86)	(22)	(98)

Income before income tax expense	$865	$421	$1,884	$1,263

Cable Network Programming (24% and 21% of the Company’s consolidated revenues in the first six months of fiscal 2011 and 2010, respectively)

For the three and six months ended December 31, 2010, revenues at the Cable Network Programming segment increased $218 million, or 12%, and $484 million, or 14%, respectively, as compared to the corresponding periods of fiscal 2010 primarily due to higher net affiliate and advertising revenues. For the three and six months ended December 31, 2010, domestic net affiliate revenues increased 10% and 12%, respectively, and domestic advertising revenues increased 12% and 14%, respectively, primarily due to increases at the RSNs, FOX News and FX. For the three and six months ended December 31, 2010, international net affiliate revenues increased 17% and 15%, respectively, and international advertising revenues increased 27% for both periods, primarily due to increases at FIC and STAR.

For the three and six months ended December 31, 2010, domestic net affiliate revenues increased primarily due to higher average rates per subscriber and a higher number of subscribers. Domestic advertising revenues increased due to higher pricing and volume. These increases in net affiliate and advertising revenues were partially offset by the loss of revenue of approximately $30 million resulting from carriage agreement renewal disputes.

The Company’s international cable operations’ revenues increased for the three and six months ended December 31, 2010 as compared to the corresponding periods of fiscal 2010, primarily due to higher advertising revenues at STAR, as well as higher net affiliate and advertising revenues at FIC. The higher advertising revenues at STAR were primarily due to the strengthening of the advertising markets in India and higher ratings at its Hindi general entertainment channel, while the strengthening of the worldwide advertising markets led to improvements at existing FIC channels in Latin America. The higher net affiliate revenues at FIC resulted primarily from increases in the number of subscribers at existing channels and higher average rates per subscriber in Latin America and Asia.

For the three and six months ended December 31, 2010, operating income at the Cable Network Programming segment increased $131 million, or 22%, and $277 million, or 25%, respectively, as compared to the corresponding periods of fiscal 2010, primarily due to the revenue increases noted above. These increases were partially offset by an $87 million and a $207 million increase in expenses for the three and six months ended December 31, 2010, respectively, primarily due to higher sports rights amortization. The increase in expenses for the six months ended December 31, 2010 also reflects higher entertainment programming costs.

Filmed Entertainment (20% and 22% of the Company’s consolidated revenues in the first six months of fiscal 2011 and 2010, respectively)

For the three and six months ended December 31, 2010, revenues at the Filmed Entertainment segment decreased $89 million, or 5%, and $107 million, or 3%, respectively, as compared to the corresponding periods of fiscal 2010. The revenue decreases were primarily due to the worldwide theatrical success of Ice Age: Dawn of the Dinosaurs, Avatar and Alvin and the Chipmunks and the worldwide home entertainment performances of Ice Age: Dawn of the Dinosaurs, X-Men Origins: Wolverine and Night at the Museum: Battle of the Smithsonian during the corresponding fiscal 2010 periods with no comparable releases in the current periods. The decreases in revenues were partially offset by the worldwide theatrical release of The Chronicles of Narnia: Voyage of the Dawn Treader, Unstoppable and Knight & Day, the home entertainment and pay television performances of Avatar and higher contributions from Twentieth Century Fox Television resulting from higher home entertainment revenues from Glee, Sons of Anarchy and Modern Family and higher syndication revenues from How I Met Your Mother during the three and six months ended December 31, 2010.

For the three and six months ended December 31, 2010, the Filmed Entertainment segment’s operating income decreased $135 million, or 42% and $246 million, or 34%, respectively, as compared to the corresponding periods of fiscal 2010. The decreases in operating income were primarily due to the revenue decreases noted above, as well as higher releasing costs, partially offset by lower amortization of production and participation costs.

Television (14% and 13% of the Company’s consolidated revenues in the first six months of fiscal 2011 and 2010, respectively)

For the three and six months ended December 31, 2010, revenues at the Television segment increased $121 million, or 10%, and $207 million, or 10%, as compared to the corresponding periods of fiscal 2010, primarily due to increases in advertising revenues at the television stations owned by the Company and at FOX. The advertising revenue increases reflect higher pricing resulting from continued improvements in the advertising markets, particularly in the automotive and financial sectors, as well as higher comparative political advertising due to the 2010 mid-term elections. Also contributing to the increases were higher NFL advertising revenues due to higher pricing and increased ratings, partially offset by lower MLB advertising revenues due to lower post-season ratings and the broadcast of one less post-season game.

The Television segment reported increases in operating income for the three and six months ended December 31, 2010 of $122 million and $189 million, respectively, as compared to the corresponding periods of fiscal 2010. The increases were primarily due to the revenue increases noted above and lower MLB programming costs, partially offset by higher prime-time entertainment and NFL programming costs.

Direct Broadcast Satellite Television (11% and 12% of the Company’s consolidated revenues in the first six months of fiscal 2011 and 2010, respectively)

For the three and six months ended December 31, 2010, SKY Italia’s revenues decreased $64 million, or 6%, and $135 million, or 7%, respectively, as compared to the corresponding periods of fiscal 2010, due to unfavorable foreign exchange movements. During the three and six months ended December 31, 2010, the strengthening of the U.S. dollar against the Euro resulted in a decrease in revenues of approximately $82 million, or 8%, and $176 million, or 9%, respectively, as compared to the corresponding periods of fiscal 2010. SKY Italia had an increase of approximately 71,000 in subscribers during the second quarter of fiscal year 2011, which increased SKY Italia’s total subscriber base to 4.87 million at December 31, 2010. The total churn for the three months ended December 31, 2010 was approximately 143,000 subscribers on an average subscriber base of

4.84 million, as compared to churn of approximately 213,000 subscribers on an average subscriber base of 4.77 million in the corresponding period of fiscal 2010. Subscriber churn for the period represents the number of SKY Italia subscribers whose service was disconnected during the period.

Average revenue per subscriber (“ARPU”) of approximately €42 in the three months ended December 31, 2010 decreased from approximately €43 reported in the corresponding period of fiscal 2010, primarily due to new consumer offers which included lower premium programming price points. ARPU of approximately €42 in the six months ended December 31, 2010 was consistent with the corresponding period of fiscal 2010. SKY Italia calculates ARPU by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue for the period. Average subscribers are calculated for the respective periods by adding the beginning and ending subscribers for the period and dividing by two.

Subscriber acquisition costs per subscriber (“SAC”) of approximately €360 in the second quarter of fiscal 2011 decreased from the second quarter of fiscal 2010, primarily due to lower marketing costs on a per subscriber basis, partially offset by higher installation costs. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross SKY Italia subscribers added during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly by SKY Italia to subscribers and the costs related to installation and acquisition advertising, net of any upfront activation fee. SKY Italia excludes the value of equipment capitalized under SKY Italia’s equipment lease program, as well as payments and the value of returned equipment related to disconnected lease program subscribers from subscriber acquisition costs.

For the three months ended December 31, 2010, SKY Italia’s operating results improved $18 million, or 60%, as compared to the corresponding period of fiscal 2010, primarily due to lower programming costs. For the six months ended December 31, 2010, SKY Italia’s operating income decreased $28 million, or 29%, as lower programming costs were more than offset by higher aggregate subscriber acquisition costs due to the increase in gross subscriber additions as a result of new consumer offers and unfavorable foreign exchange movements. During the six months ended December 31, 2010, the strengthening of the U.S. dollar against the Euro resulted in a decrease in operating income of approximately $8 million, or 9%, as compared to the corresponding period of fiscal 2010.

Publishing (27% of the Company’s consolidated revenues in the first six months of fiscal 2011 and 2010)

For the three and six months ended December 31, 2010, revenues at the Publishing segment increased $19 million, or 1%, and $85 million, or 2%, respectively, as compared to the corresponding periods of fiscal 2010. The increases were primarily a result of higher revenues at the Company’s newspapers, partially offset by lower information services revenues due to the absence of revenues from the financial indexes business which was disposed of in fiscal 2010, lower book sales due to fewer new releases and lower licensing fees resulting from a settlement received at HarperCollins in the corresponding prior year periods.

For the three and six months ended December 31, 2010, revenues at the Company’s newspapers and information services business increased $54 million, or 3%, and $130 million, or 4%, respectively, as compared to the corresponding periods of fiscal 2010, primarily due to higher advertising and circulation revenues at The Wall Street Journal. Advertising revenues also increased at the Company’s Australian newspapers and U.K. newspapers businesses for the six months ended December 31, 2010. Circulation revenues increased at The Wall Street Journal, primarily due to higher pricing, while circulation revenues, in local currency, at the Company’s international newspapers decreased. The weakening of the U.S. dollar against local currencies, primarily the Australian dollar, resulted in revenue increases of approximately $36 million, or 2%, and $54 million, or 2%, for the three and six months ended December 31, 2010, respectively, as compared to the corresponding periods of fiscal 2010.

For the three and six months ended December 31, 2010, operating income at the Publishing segment increased $470 million and $530 million, respectively, as compared to the corresponding periods of fiscal 2010. The increases in operating income were primarily due to the absence of the $500 million charge relating to a litigation which was settled in fiscal 2010 at the Company’s integrated marketing services business. The weakening of the U.S. dollar against local currencies, primarily the Australian Dollar, resulted in operating income increases of approximately $10 million, or 2%, and $17 million, or 3%, for the three and six months ended December 31, 2010, respectively, as compared to the corresponding periods of fiscal 2010.

Other (4% and 5% of the Company’s consolidated revenues in the first six months of fiscal 2011 and 2010, respectively)

For the three and six months ended December 31, 2010, revenues at the Other segment decreased approximately $128 million, or 29%, and $230 million, or 27%, respectively, as compared to the corresponding periods of fiscal 2010. The decreases were primarily due to decreased revenues from the Company’s digital media properties of $101 million and $190 million, respectively, principally due to lower advertising and search revenues. The decreases were also due to the absence of revenue related to the Eastern European television stations disposed of in fiscal 2010 of $41 million and $59 million, respectively.

Operating results for the three and six months ended December 31, 2010 decreased $31 million, or 25%, and $61 million, or 24%, respectively, as compared to the corresponding periods of fiscal 2010, primarily due to lower operating results from the Company’s digital media properties of $66 million and $110 million, respectively, principally resulting from the revenue declines noted above. These decreases were partially offset by improved operating results at Fox Mobile and News Outdoor.

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

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has a $2.25 billion revolving credit facility, which expires in May 2012, and has access to various film co-production alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of December 31, 2010, the availability under the revolving credit facility was reduced by stand-by letters of credit issued which totaled approximately $74 million. As of December 31, 2010, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television products.

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

In June 2010, the Company announced that it had proposed to the board of directors of BSkyB, in which the Company currently has an approximate 39% interest, to make a cash offer of 700 pence per share for the BSkyB shares that the Company does not already own. The Company and the independent members of BSkyB’s board of directors were unable to reach a mutually agreeable price at the time of the public announcement; however, the parties entered into a cooperation agreement pursuant to which the parties agreed to work together to proceed with the regulatory process in order to facilitate a proposed transaction. There can be no assurance that the Company will make a binding offer. The Company will pay BSkyB a breakup fee of approximately $60 million as of December 31, 2010 if the regulatory approvals are obtained and the Company does not make a binding offer within five months thereafter of at least 700 pence per share. If the Company makes a binding offer and proceeds with the proposed transaction, the Company plans to finance the transaction by using a significant portion of the available cash on its balance sheet plus borrowed funds. Potential fluctuations in the British pound sterling may increase or decrease the amount of cash needed to effect a potential transaction.

The Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

Sources and uses of cash

Net cash provided by operating activities for the six months ended December 31, 2010 and 2009 was as follows (in millions):

For the six months ended December 31,	2010	2009
Net cash provided by operating activities	$653	$564

The increase in net cash provided by operating activities during the six months ended December 31, 2010 as compared to the corresponding period of fiscal 2010 primarily reflects higher affiliate receipts at the Cable Network Programming segment, higher collections at the Direct Broadcast Satellite Television segment and higher advertising receipts at the Television segment. These increases were partially offset by lower worldwide theatrical receipts at the Filmed Entertainment segment, lower receipts at the digital media properties due to lower advertising and search revenues and higher tax and participation payments.

Net cash used in investing activities for the six months ended December 31, 2010 and 2009 was as follows (in millions):

For the six months ended December 31,	2010	2009
Net cash used in investing activities	$(756)	$(648)

The increase in net cash used in investing activities during the six months ended December 31, 2010 as compared to the corresponding period of fiscal 2010 was primarily due to higher capital expenditures and the additional investment in Sky Deutschland, partially offset by a reduction in cash used for acquisitions and proceeds on the dispositions. The increase in capital expenditures was primarily due to higher purchases of equipment at the DBS segment and higher facility and equipment purchases at the Publishing segment.

Net cash (used in) provided by financing activities for the six months ended December 31, 2010 and 2009 was as follows (in millions):

For the six months ended December 31,	2010	2009
Net cash (used in) provided by financing activities	$(316)	$775

The change in net cash used in financing activities for the six months ended December 31, 2010 as compared to the net cash provided by financing activities for the six months ended December 31, 2009 primarily reflects the issuance of $600 million 6.90% Senior Notes due 2039 and $400 million 5.65% Senior Notes due 2020 in August 2009.

The Company declared a dividend of $0.075 per share on both the Class A Common Stock and the Class B Common Stock in the three months ended September 30, 2010, which was paid in October 2010 to stockholders of record on September 8, 2010. The total aggregate dividend paid to stockholders in October 2010 was approximately $197 million.

Debt Instruments

	For the six months ended December 31,
	2010	2009
	(in millions)
Borrowings
Notes due August 2039	$—	$593
Notes due August 2020	—	396
All other	12	21

Total borrowings	$12	$1,010

Repayments of borrowings
Bank loans	$(14)	$(64)
All other	(15)	(11)

Total repayment of borrowings	$(29)	$(75)

LYONs

In February 2001, the Company issued Liquid Yield OptionTM Notes (“LYONs”) which pay no interest and had an aggregate principal amount at maturity of $1,515 million, representing a yield of 3.5% per annum on the issue price. The notes were recorded at a discount and are being accreted using the effective interest rate method. On February 28, 2006, 92% of the LYONs were redeemed for cash at the specified redemption amount of $594.25 per LYON. Accordingly, the Company paid an aggregate of approximately $831 million to the holders of the LYONs that had exercised this redemption option.

As of December 31, 2010, approximately $82 million of notes were outstanding and are included in Borrowings within current liabilities. The remaining holders may exchange the LYONs at any time into Class A Common Stock or, at the option of the Company, the cash equivalent thereof at a fixed exchange rate of 24.2966 shares of Class A Common Stock per $1,000 note. The remaining LYONs are redeemable at the option of the holders on February 28, 2011 and February 28, 2016 at a price of $706.82 and $840.73, respectively. The Company, at its election, may satisfy the redemption amounts in cash, Class A Common Stock or any combination thereof. The Company has given notice to the remaining holders that any notes tendered on February 28, 2011 will be redeemed for cash at the specified redemption amount.

Other

Also included in Borrowings within current liabilities as of December 31, 2010, was bank debt of approximately $64 million that is due in the next 12 months.

Ratings of the Public Debt

The table below summarizes the Company’s credit ratings as of December 31, 2010.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa 1	Stable
S&P	BBB+	Stable

Revolving Credit Agreement

In May 2007, News America Incorporated (“NAI”) entered into a credit agreement (the “Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein (the “Lenders”), Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent. The Credit Agreement provides a $2.25 billion unsecured revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. The Company pays a facility fee of 0.08% regardless of facility usage. The Company pays interest for borrowings at LIBOR plus 0.27% and pays commission fees on letters of credit at 0.27%. The Company pays an additional fee of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. The maturity date is in May 2012; however, NAI may request a $250 million increase in the amount of the credit facility and may also request that the Lenders’ commitments be extended until May 2013. As of December 31, 2010, approximately $74 million in standby letters of credit, for the benefit of third parties, were outstanding.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. Other than as previously disclosed in these notes to the Company’s unaudited consolidated financial statements, the Company’s commitments have not changed significantly from the disclosures included in the Company’s Form 10-Q filed with the SEC on November 4, 2010.

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

During the six months ended December 31, 2010, the Company recorded an impairment charge for its Digital Media Group which is considered a reporting unit under ASC 350. In addition, as a result of the impairment review performed for the fiscal year ended June 30, 2010, the Company recorded an impairment charge for its News Outdoor reporting unit. The Company continues to monitor certain of its reporting units in the Other segment due to the impairment charges recorded in fiscal 2010 and 2011. Goodwill at risk for future impairment in the Other segment totaled approximately $550 million as of December 31, 2010. The Company will continue to monitor its goodwill and intangible assets for possible future impairment.

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

At December 31, 2010, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $183 million (including the Company’s non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $3 million at December 31, 2010.

Interest Rates

The Company’s current financing arrangements and facilities include approximately $13.3 billion of outstanding debt with fixed interest and the Credit Agreement, which carries variable interest. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. As of December 31, 2010, substantially all of the Company’s financial instruments with exposure to interest rate risk were denominated in U.S. dollars and had an aggregate fair value of approximately $15.0 billion. The potential change in fair market value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $824 million at December 31, 2010.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity affiliates and had an aggregate fair value of approximately $9.8 billion as of December 31, 2010. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $8.8 billion. Such a hypothetical decrease would result in a before tax decrease in comprehensive income of approximately $31 million, as any changes in fair value of the Company’s equity affiliates are not recognized unless deemed other-than-temporary, as these investments are accounted for under the equity method.

Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk at December 31, 2010 or June 30, 2010 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold. However, in light of the recent turmoil in the domestic and global economies, the Company’s estimates and judgments with respect to the collectability of its receivables have become subject to greater uncertainty than in more stable periods.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At December 31, 2010, the Company did not anticipate nonperformance by any of the counterparties.

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

See Note 14—Contingencies to the unaudited consolidated financial statements, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Prospective investors should consider carefully the risk factors set forth below before making an investment in the Company’s securities.

A Decline in Advertising Expenditures Could Cause the Company’s Revenues and Operating Results to Decline Significantly in any Given Period or in Specific Markets.

The Company derives substantial revenues from the sale of advertising on or in its television stations, broadcast and cable networks, newspapers, integrated marketing services, digital media properties and direct broadcast satellite services. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. Demand for the Company’s products is also a factor in determining advertising rates. For example, ratings points for the Company’s television stations, broadcast and cable networks and circulation levels for the Company’s newspapers are factors that are weighed when determining advertising rates, and with respect to the Company’s television stations and broadcast and television networks, when determining the affiliate rates received by the

Company. In addition, newer technologies, including new video formats, streaming and downloading capabilities via the Internet, video-on-demand, personal video recorders, digital distribution models for books and other devices and technologies are increasing the number of media and entertainment choices available to audiences. Some of these devices and technologies allow users to view television or motion pictures from a remote location or on a time-delayed basis and provide users the ability to fast-forward, rewind, pause and skip programming and advertisements. These technological developments are increasing the number of media and entertainment choices available to audiences and may cause changes in consumer behavior that could affect the attractiveness of the Company’s offerings to viewers, advertisers and/or distributors. A decrease in advertising expenditures or reduced demand for the Company’s offerings can lead to a reduction in pricing and advertising spending, which could have an adverse effect on the Company’s businesses.

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

The Company seeks to limit the threat of content piracy and direct broadcast satellite programming signal theft; however, policing unauthorized use of the Company’s products and services and related intellectual property is often difficult and the steps taken by the Company may not in every case prevent the infringement by unauthorized third parties. Developments in technology, including digital copying, file compressing and the growing penetration of high-bandwidth Internet connections, increase the threat of content piracy by making it easier to duplicate and widely distribute pirated material. In addition, developments in software or devices that circumvent encryption technology increase the threat of unauthorized use and distribution of direct broadcast satellite programming signals. The Company has taken, and will continue to take, a variety of actions to combat piracy and signal theft, both individually and, in some instances, together with industry associations. There can be no assurance that the Company’s efforts to enforce its rights and protect its products, services and intellectual property will be successful in preventing content piracy or signal theft. Content piracy and signal theft present a threat to the Company’s revenues from products and services, including, but not limited to, films, television shows, books and direct broadcast satellite programming.

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

In addition, changes in tax laws, regulations or the interpretations thereof in the U.S. and other jurisdictions in which the Company has operations could affect the Company’s results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits.

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2010 and 2009; (ii) Consolidated Balance Sheets at December 31, 2010 (unaudited) and June 30, 2010 (audited); (iii) Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 2010 and 2009; and (iv) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ David F. DeVoe
David F. DeVoe Senior Executive Vice President and Chief Financial Officer

Date: February 2, 2011