Form 10-Q
period 2011-03-31
NEWS CORP
filed 2011-05-05
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

NEWS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

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

As of April 27, 2011, 1,828,108,615 shares of Class A Common Stock, par value $0.01 per share, and 798,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	For the three months ended March 31,		For the nine months ended March 31,
	2011	2010	2011	2010
Revenues	$8,256	$8,785	$24,443	$24,668

Operating expenses	(5,322)	(5,777)	(15,470)	(15,812)
Selling, general and administrative	(1,588)	(1,461)	(4,638)	(4,939)
Depreciation and amortization	(283)	(294)	(837)	(890)
Impairment and restructuring charges	(3)	(6)	(285)	(36)
Equity earnings of affiliates	111	181	272	271
Interest expense, net	(244)	(247)	(706)	(761)
Interest income	31	20	85	61
Other, net	(19)	(45)	(41)	(143)

Income before income tax expense	939	1,156	2,823	2,419
Income tax expense	(257)	(295)	(657)	(677)

Net income	682	861	2,166	1,742
Less: Net income attributable to noncontrolling interests	(43)	(22)	(110)	(78)

Net income attributable to News Corporation stockholders	$639	$839	$2,056	$1,664

Weighted average shares:
Basic	2,626	2,620	2,624	2,619
Diluted	2,631	2,627	2,628	2,625

Net income attributable to News Corporation stockholders per share
Basic	$0.24	$0.32	$0.78	$0.64
Diluted	$0.24	$0.32	$0.78	$0.63

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	At March 31, 2011	At June 30, 2010
	(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents	$11,784	$8,709
Receivables, net	6,687	6,431
Inventories, net	2,358	2,392
Other	436	492

Total current assets	21,265	18,024

Non-current assets:
Receivables	370	346
Investments	4,571	3,515
Inventories, net	4,179	3,254
Property, plant and equipment, net	6,425	5,980
Intangible assets, net	8,335	8,306
Goodwill	14,311	13,749
Other non-current assets	975	1,210

Total assets	$60,431	$54,384

Liabilities and Equity:
Current liabilities:
Borrowings	$37	$129
Accounts payable, accrued expenses and other current liabilities	5,493	5,204
Participations, residuals and royalties payable	1,614	1,682
Program rights payable	1,226	1,135
Deferred revenue	858	712

Total current liabilities	9,228	8,862

Non-current liabilities:
Borrowings	15,455	13,191
Other liabilities	3,045	2,979
Deferred income taxes	3,468	3,486
Redeemable noncontrolling interests	328	325
Commitments and contingencies

Equity:
Class A common stock (1)	18	18
Class B common stock (2)	8	8
Additional paid-in capital	17,435	17,408
Retained earnings and accumulated other comprehensive income	10,952	7,679

Total News Corporation stockholders’ equity	28,413	25,113
Noncontrolling interests	494	428

Total equity	28,907	25,541

Total liabilities and equity	$60,431	$54,384

(1)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,827,891,804 shares and 1,822,301,780 shares issued and outstanding, net of 1,776,568,370 and 1,776,740,787 treasury shares at par at March 31, 2011 and June 30, 2010, respectively.

(2)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 313,721,702 treasury shares at par at March 31, 2011 and June 30, 2010.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the nine months ended March 31,
	2011	2010
Operating activities:
Net income	$2,166	$1,742
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	837	890
Amortization of cable distribution investments	69	64
Equity earnings of affiliates	(272)	(271)
Cash distribution received from affiliates	178	190
Impairment charges	168	—
Other, net	41	143
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(130)	(480)
Inventories, net	(747)	(465)
Accounts payable and other liabilities	168	1,166

Net cash provided by operating activities	2,478	2,979

Investing activities:
Property, plant and equipment, net of acquisitions	(817)	(661)
Acquisitions, net of cash acquired	(408)	(132)
Investments in equity affiliates	(273)	(307)
Other investments	(265)	(106)
Proceeds from dispositions	363	889

Net cash used in investing activities	(1,400)	(317)

Financing activities:
Borrowings	2,471	1,024
Repayment of borrowings	(417)	(1,869)
Issuance of shares	12	22
Dividends paid	(257)	(203)
Purchase of subsidiary shares from noncontrolling interests	(116)	—
Sale of subsidiary shares to noncontrolling interests	50	—
Other, net	—	2

Net cash provided by (used in) financing activities	1,743	(1,024)

Net increase in cash and cash equivalents	2,821	1,638
Cash and cash equivalents, beginning of period	8,709	6,540
Exchange movement of opening cash balance	254	5

Cash and cash equivalents, end of period	$11,784	$8,183

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

The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal year 2011 will include 53 weeks, with the 53rd week falling in the fourth fiscal quarter, while fiscal year 2010 included 52 weeks. All references to March 31, 2011 and March 31, 2010 relate to the three and nine month periods ended March 27, 2011 and March 28, 2010, respectively. For convenience purposes, the Company continues to date its financial statements as of March 31.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with Accounting Standards Codification (“ASC”) 220 “Comprehensive Income,” total comprehensive income (loss) for the Company consisted of the following:

	For the three months ended March 31,		For the nine months ended March 31,
	2011	2010	2011	2010
	(in millions)
Net income, as reported	$682	$861	$2,166	$1,742
Other comprehensive income:
Foreign currency translation adjustments	467	(342)	1,518	117
Unrealized holding gains on securities, net of tax	38	5	92	62
Benefit plan adjustments	(1)	16	13	28

Total comprehensive income	1,186	540	3,789	1,949

Less: net income attributable to noncontrolling interests (1)	(43)	(22)	(110)	(78)
Less: foreign currency translation adjustments attributable to noncontrolling interests (1)	(2)	(2)	(10)	(2)

Comprehensive income attributable to News Corporation stockholders	$1,141	$516	$3,669	$1,869

(1)	Includes amounts relating to noncontrolling interests classified as equity and redeemable noncontrolling interests.

Recent Accounting Pronouncements

On July 1, 2010, the Company adopted the new provisions of ASC 810-10-65-2, “Transition Related to FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R).” ASC 810-10-65-2 changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires the Company to regularly assess whether it is the primary beneficiary of a VIE. The Company’s adoption of ASC 810-10-65-2 did not have a material effect on the Company’s consolidated financial statements.

The Company has an unconsolidated investment in a VIE and the Company’s aggregate risk of loss related to this unconsolidated VIE as of March 31, 2011 was approximately $563 million which consisted of debt and equity securities and was included in Investments in the consolidated balance sheets. In addition, the Company has agreed to provide loans to this VIE of approximately $150 million. As of March 31, 2011, funding of these loans has not yet been requested by this VIE.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In November 2010, the Company formed a joint venture with China Media Capital (“CMC”), a media fund in China, to explore new growth opportunities. The Company transferred the equity and related assets of its STAR China business along with the Fortune Star Chinese movie library with a combined market value of approximately $140 million and CMC paid cash of approximately $74 million to the Company. Following this transaction, CMC holds a 53% controlling stake in the joint venture and the Company holds a 47% stake. The Company’s interest in the joint venture was recorded at fair value of $66 million, which was determined using a discounted cash flow valuation method and is now accounted for under the equity method of accounting. The Company recorded a gain on this transaction of $57 million, which was included in Other, net in the unaudited consolidated statements of operations for the nine months ended March 31, 2011.

In December 2010, the Company disposed of the Fox Mobile Group (“Fox Mobile”) and recorded a loss of approximately $28 million on the disposition which was included in Other, net in the unaudited consolidated statements of operations for the nine months ended March 31, 2011. The net income, assets, liabilities and cash flow attributable to the Fox Mobile operations were not material to the Company in any of the periods presented and, accordingly, have not been presented separately.

During the third quarter of fiscal 2011, the Company acquired Wireless Generation, an education technology company, for cash. Total consideration was approximately $390 million, which included the equity purchase and the repayment of Wireless Generation’s outstanding debt.

In April 2011, the Company acquired Shine Group, an international television production group, for cash. The total consideration for this acquisition included (i) approximately $480 million for the acquisition of the equity, of which approximately $60 million has been set aside in escrow to satisfy any indemnification obligations, (ii) the repayment of Shine Group’s outstanding debt of approximately $135 million and (iii) net liabilities assumed. Elisabeth Murdoch, Chairman and Chief Executive Officer of Shine Group, and daughter of Mr. K. R. Murdoch and sister of Messrs. Lachlan and James Murdoch, received approximately $214 million in cash at closing in consideration for her majority ownership interest in Shine Group, and is entitled to her proportionate share of amounts that are released from escrow.

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

The Company and CME Group Inc. (“CME”) formed a joint venture to operate a global financial index service business (the “Venture”), to which the Company contributed its Dow Jones Indexes business valued at $675 million (which included the Company’s agreement to provide to the Venture an annual media credit for advertising on the Company’s Dow Jones media properties averaging approximately $3.5 million a year for a ten year term) and CME contributed a business which provides certain market data services valued at $608 million. The Company and CME own 10% and 90% of the Venture, respectively. The Venture issued approximately $613 million in third-party debt due in March 2018 that has been guaranteed by CME (the “Venture Financing”). The Venture used the proceeds from the debt issuance to make a special distribution at the time of the closing of approximately $600 million solely to the Company. The Company agreed to indemnify

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CME with respect to any payments of principal, premium and interest that CME makes under its guarantee of the Venture Financing and certain refinancing of such debt. In the event the Company is required to perform under this indemnity, the Company will be subrogated to and acquire all rights of CME. The maximum potential amount of undiscounted future payments related to this indemnity was approximately $800 million at March 31, 2011. The Company has made a determination that there is no recognition of this potential future payment in the accompanying financial statements.

The Company has the right to cause the Venture to purchase its 10% interest at fair market value in 2016 and the Venture has the right to call the Company’s 10% interest at fair market value in 2017.

The Company’s interest in the Venture was recorded at fair value of $67.5 million, which was determined using an earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple and market-based valuation approach methodologies, and is now accounted for under the cost method of accounting. The net income, assets, liabilities, and cash flow attributable to the Dow Jones Indexes business were not material to the Company in any of the periods presented and, accordingly, have not been presented separately.

The Company recorded a combined loss of approximately $23 million on both of these transactions, which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2010, of which $22 million was recorded during the three and nine months ended March 31, 2010.

In December 2009, the Company entered into an agreement to transfer the equity and related assets of Photobucket to a mobile photo uploading platform in exchange for an equity interest in the acquirer and cash. A loss of approximately $32 million was recorded on this transaction, of which $29 million was included in Other, net in the unaudited consolidated statements of operations for the nine months ended March 31, 2010. As a result of this transaction, the Company’s interest in the acquirer, which is not material, was recorded at fair value and is now accounted for under the equity method of accounting.

During fiscal 2010, the Company sold the majority of its terrestrial television operations in Eastern Europe led by the sale of its Bulgarian terrestrial TV business, bTV. The aggregate cash received in connection with these sales was approximately $372 million, net of expense, and a net gain of approximately $195 million on these sales was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2010. The Company recorded a gain related to these sales of approximately $235 million during the fourth quarter of fiscal 2010 which was partially offset by net losses of $40 million recorded during the nine months ended March 31, 2010. The Company continues to operate a terrestrial TV business, FOX TV, a Turkish national general interest free-to-air broadcast television station. The net income, assets, liabilities and cash flow attributable to the terrestrial television operations sold were not material to the Company in any of the periods presented and, accordingly, have not been presented separately.

Other Transactions

During fiscal 2010, the Company announced that it had proposed to the board of directors of British Sky Broadcasting Group plc (“BSkyB”), in which the Company currently has an approximate 39% interest, to make a cash offer of 700 pence per share for the BSkyB shares that the Company does not already own. The Company and the independent members of BSkyB’s board of directors were unable to reach a mutually agreeable price at the time of the public announcement; however, the parties entered into a cooperation agreement pursuant to which the parties agreed to work together to proceed with the regulatory process in order to facilitate a proposed transaction. There can be no assurance that the Company will make a binding offer. The Company will pay BSkyB a breakup fee of approximately $60 million as of March 31, 2011 if the regulatory approvals are obtained

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

and the Company does not make a binding offer within five months thereafter of at least 700 pence per share. The Company believes that a potential transaction will result in increased geographic diversification of the Company’s earnings base and reduce its exposure to cyclical advertising revenues through an increase in direct consumer subscription revenues. If the Company makes a binding offer and proceeds with the proposed transaction, the Company plans to finance the transaction by using a significant portion of the available cash on its balance sheet plus borrowed funds.

During fiscal 2009, the Company, two incorporated subsidiaries of funds advised by Permira Advisers LLP and the Company’s then majority-owned, publicly-held subsidiary, NDS Group plc (“NDS”), completed a transaction pursuant to which all issued and outstanding NDS Series A ordinary shares, including those represented by American Depositary Shares traded on The NASDAQ Stock Market, were acquired for per-share consideration of $63 in cash. As part of the transaction, approximately 67% of the NDS Series B ordinary shares held by the Company were exchanged for $63 per share in a mix of approximately $1.5 billion in cash, which included $780 million of cash retained upon the deconsolidation of NDS, and a $242 million vendor note. In March 2011, the Company received $316 million from NDS in full payment of the $242 million vendor note and $74 million in accrued interest.

Note 3—Receivables, net

Receivables, net consisted of:

	At March 31, 2011	At June 30, 2010
	(in millions)
Total receivables	$8,246	$7,947
Allowances for returns and doubtful accounts	(1,189)	(1,170)

Total receivables, net	7,057	6,777
Less: current receivables, net	6,687	6,431

Non-current receivables, net	$370	$346

Note 4—Restructuring Programs

Fiscal 2011

During the second quarter of fiscal 2011, the Company recorded restructuring charges of approximately $107 million. These charges were a result of an organizational restructuring of the Company’s digital media properties to align resources more closely with business priorities and consisted of an increase to the original provision for facility related costs of $51 million, facility related costs of $37 million related to additional sites, severance costs of $17 million and other associated costs of $2 million.

Fiscal 2010

In fiscal 2010, the Company recorded restructuring charges of approximately $53 million, of which $6 million and $36 million were recorded during the three and nine months ended March 31, 2010, respectively. The restructuring charges in fiscal 2010 reflect an $18 million charge related to the sales and distribution operations of the STAR channels, a $19 million charge for termination benefits related to the newspaper businesses, a $7 million charge related to the restructuring program at Fox Mobile and a $9 million charge for accretion on facility termination obligations.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to record an additional $68 million of restructuring charges, principally related to accretion on facility termination obligations through 2021. At March 31, 2011, restructuring liabilities of approximately $52 million and $186 million were included in the consolidated balance sheets in other current liabilities and other liabilities, respectively. Amounts included in other liabilities primarily relate to facility termination obligations, which are expected to be paid through fiscal 2021.

Changes in the program liabilities were as follows:

	For the three months ended March 31, 2011				For the three months ended March 31, 2010
	One time termination benefits	Facility related costs	Other costs	Total	One time termination benefits	Facility related costs	Other costs	Total
	(in millions)				(in millions)
Beginning of period	$29	$229	$7	$265	$28	$162	$8	$198
Additions	—	3	—	3	4	2	—	6
Payments	(14)	(9)	(6)	(29)	(5)	(6)	(1)	(12)
Other	(1)	(1)	1	(1)	(1)	—	—	(1)

End of period	$14	$222	$2	$238	$26	$158	$7	$191

	For the nine months ended March 31, 2011				For the nine months ended March 31, 2010
	One time termination benefits	Facility related costs	Other costs	Total	One time termination benefits	Facility related costs	Other costs	Total
	(in millions)				(in millions)
Beginning of period	$32	$154	$6	$192	$65	$164	$8	$237
Additions	22	93	2	117	22	12	2	36
Payments	(39)	(24)	(6)	(69)	(60)	(18)	(3)	(81)
Other	(1)	(1)	—	(2)	(1)	—	—	(1)

End of period	$14	$222	$2	$238	$26	$158	$7	$191

Dow Jones

As a result of the Dow Jones acquisition, in fiscal 2008, the Company established and approved plans to integrate the acquired operations into the Company’s Publishing segment. The cost to implement these plans consists of separation payments for certain Dow Jones executives under the change in control plan Dow Jones had established prior to the acquisition, non-cancelable lease commitments and lease termination charges for leased facilities that have or will be exited and other contract termination costs associated with the restructuring activities. As of March 31, 2011, all of the material aspects of the plans have been completed and the substantial remaining obligation pertains to the lease termination charges for leased facilities of approximately $60 million.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Inventories, net

The Company’s inventories were comprised of the following:

	At March 31, 2011	At June 30, 2010
	(in millions)
Programming rights	$3,523	$3,058
Books, DVDs, paper and other merchandise	381	367
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	573	614
Completed, not released	179	155
In production	860	508
In development or preproduction	104	98

	1,716	1,375

Television productions:
Released (including acquired libraries)	663	561
In production	250	283
In development or preproduction	4	2

	917	846

Total filmed entertainment costs, less accumulated amortization (a)	2,633	2,221

Total inventories, net	6,537	5,646
Less: current portion of inventory, net (b)	(2,358)	(2,392)

Total noncurrent inventories, net	$4,179	$3,254

(a)

Does not include $436 million and $460 million of net intangible film library costs as of March 31, 2011 and June 30, 2010, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheets.

(b)	Current inventory as of March 31, 2011 and June 30, 2010 was comprised of programming rights ($2,011 million and $2,057 million, respectively), books, DVDs, paper and other merchandise.

Note 6—Investments

The Company’s investments were comprised of the following:

		Ownership Percentage		At March 31, 2011	At June 30, 2010
				(in millions)
Equity method investments:
British Sky Broadcasting Group plc (1)	U.K. DBS operator	39%		$1,520	$1,159
NDS	Digital technology company	49%		393	286
Sky Network Television Ltd. (1)	New Zealand media company	44%		386	343
Sky Deutschland AG (1)	German pay-TV operator	49.9	% (2)	331	326
Other equity method investments		various		1,030	893
Fair value of available-for-sale investments		various		597	225
Other investments		various		314	283

				$4,571	$3,515

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)

The market value of the Company’s investment in BSkyB, Sky Deutschland AG (“Sky Deutschland”) and Sky Network Television Ltd., was $9,183 million, $1,359 million and $708 million at March 31, 2011, respectively.

(2)	In fiscal 2011, the Company increased its ownership in Sky Deutschland from approximately 45% to 49.9%. (See Fiscal 2011 Transactions below for further discussion)

The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	At March 31, 2011	At June 30, 2010
	(in millions)
Cost basis of available-for-sale investments	$269	$37
Accumulated gross unrealized gain	328	189
Accumulated gross unrealized loss	—	(1)

Fair value of available-for-sale investments	$597	$225

Deferred tax liability	$114	$66

Fiscal 2011 Transactions

In fiscal 2011, the Company agreed to backstop €400 million (approximately $525 million), of financing measures that were being initiated by Sky Deutschland of which approximately €342 million (approximately $450 million) has been completed. As part of these financing measures, the Company acquired 108 million additional shares of Sky Deutschland, increasing its ownership from approximately 45% to 49.9%. The aggregate cost of the shares acquired by the Company was approximately €115 million (approximately $150 million) and the shares were newly registered shares issued pursuant to the total capital increase.

In addition, in accordance with the backstop, the Company agreed with Sky Deutschland to subscribe to a bond issuance that is convertible for up to 53.9 million underlying Sky Deutschland shares. The convertible bond was issued to the Company in January 2011 for approximately €165 million (approximately $225 million). The Company currently has the right to convert the bond into equity, subject to certain black-out periods. If not converted, the Company will have the option to redeem the bond for cash upon its maturity in four years. The convertible bond was separated into its host and derivative financial instrument components, both of which are recorded at their estimated fair value in Investments in the unaudited consolidated balance sheets. The change in estimated fair value of the host is recorded in Other Comprehensive Income in the unaudited consolidated balance sheets while the changes in estimated fair value of the derivative financial instrument is recorded in Other, net in the unaudited consolidated statement of operations. The remaining amount under the backstop of approximately €58 million (approximately $75 million), must be funded prior to December 2011 and will be provided as a shareholder loan to the extent Sky Deutschland does not generate other proceeds through capital increases or convertible bond issuances.

The Company has also agreed to loan Sky Deutschland approximately $70 million to support the launch of a sports news channel. The Company expects to fund this in fiscal 2012.

In August 2010, the Company increased its investment in Tata Sky Ltd. (“Tata Sky”) for approximately $88 million in cash. As a result of this transaction, the Company increased its interest in Tata Sky to approximately 30% from the 20% it owned at June 30, 2010.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2010 Transactions

During fiscal 2010, the Company acquired shares of Sky Deutschland, increasing its ownership from approximately 38% at June 30, 2009 to approximately 45% at June 30, 2010. The aggregate cost of the shares acquired was approximately $200 million and the majority of the shares were newly registered shares issued pursuant to a capital increase.

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

The table below presents information about financial assets and liabilities carried at fair value on a recurring basis as of March 31, 2011:

Description	Total	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities (1)	$597	$365	$232	$—
Liabilities
Derivatives (2)	(6)	—	(6)	—
Redeemable noncontrolling interests (3)	(328)	—	—	(328)

Total	$263	$365	$226	$(328)

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	See Note 6—Investments.
(2)	Represents derivatives associated with the Company’s foreign exchange forward contracts designated as hedges.
(3)

The Company accounts for the redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A “Distinguishing Liabilities from Equity” (“ASC 480-10-S99-3A”) because their exercise is outside the control of the Company and, accordingly, as of March 31, 2011, has included the fair value of the redeemable noncontrolling interests in the consolidated balance sheets. The majority of redeemable noncontrolling interests recorded at fair value are put arrangements held by the noncontrolling interests in one of the Company’s majority-owned Regional Sports Network (“RSN”), in a majority-owned outdoor marketing subsidiary and in one of the Company’s Asian general entertainment television joint ventures.

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

The changes in fair value of liabilities classified as Level 3 measurements during the nine months ended March 31, 2011 were as follows (in millions):

Beginning of period	$(325)
Total gains (losses) included in net income	(12)
Total gains (losses) included in other comprehensive income	—
Other	9

End of period	$(328)

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables, payables and cost investments, approximates fair value.

The aggregate fair value of the Company’s borrowings at March 31, 2011 was approximately $17,072 million compared with a carrying value of $15,492 million and, at June 30, 2010, was approximately $14,975 million compared with a carrying value of $13,320 million. Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market.

Foreign Currency Forward Contracts

The Company uses financial instruments designated as cash flow hedges primarily to hedge certain exposures to foreign currency exchange risks associated with the cost for producing or acquiring films and television programming abroad. The notional amount of foreign exchange forward contracts with foreign currency risk outstanding at March 31, 2011 and June 30, 2010 was $554 million and $381 million, respectively. As of March 31, 2011 and June 30, 2010, the fair values of the foreign exchange forward contracts of

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

approximately $(6) million and $33 million, respectively, were recorded in the underlying hedged balances. The Company’s foreign currency forward contracts are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.

The effective changes in fair value of derivatives designated as cash flow hedges for the three and nine months ended March 31, 2011 of $(31) million and $(34) million, respectively, were recorded in accumulated other comprehensive income with foreign currency translation adjustments. The ineffective changes in fair value of derivatives designated as cash flow hedges were immaterial. Amounts are reclassified from accumulated other comprehensive income when the underlying hedged item is recognized in earnings. During the three and nine months ended March 31, 2011, the Company reclassified gains of approximately $3 million and $12 million, respectively, from other comprehensive income to net income. The Company expects to reclassify the cumulative change in fair value included in other comprehensive income within the next 24 months. Cash flows from the settlement of foreign exchange forward contracts offset cash flows from the underlying hedged item and are included in operating activities in the consolidated statements of cash flows.

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk at March 31, 2011 or June 30, 2010 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At March 31, 2011, the Company did not anticipate nonperformance by any of the counterparties.

Note 8—Goodwill and Other Intangible Assets

The increase in the carrying value of goodwill during the nine months ended March 31, 2011 was primarily due to foreign currency adjustments and the acquisition of Wireless Generation, partially offset by the Digital Media Group goodwill impairment and fiscal 2011 dispositions.

During the second quarter of fiscal 2011, the Company performed an interim impairment review of its Digital Media Group reporting unit’s goodwill as a result of lower than expected earnings and cash flows relative to the assumptions utilized in its fiscal 2010 annual impairment review, as well as the organizational restructuring at this reporting unit. As a result of the review performed, the Company recorded a non-cash goodwill impairment charge of $168 million during the nine months ended March 31, 2011.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 9—Borrowings

Notes due 2021 and 2041

In February 2011, News America Incorporated (“NAI”), a wholly-owned subsidiary of the Company, issued $1.0 billion of 4.50% Senior Notes due 2021 and $1.5 billion of 6.15% Senior Notes due 2041. The net proceeds of $2.5 billion will be used for general corporate purposes, including the recent refinancing of near term maturities.

LYONs

In February 2001, NAI issued Liquid Yield OptionTM Notes (“LYONs”) which pay no interest and had an aggregate principal amount at maturity of $1,515 million, representing a yield of 3.5% per annum on the issue price. The notes were recorded at a discount and are being accreted using the effective interest rate method. On February 28, 2006, 92% of the LYONs were redeemed for cash at the specified redemption amount of $594.25 per LYON. Accordingly, NAI paid an aggregate of approximately $831 million to the holders of the LYONs that had exercised this redemption option.

The remaining notes were redeemable at the option of the holders on February 28, 2011 at a price of $706.82 per LYON. During the third quarter of fiscal 2011, the majority of the outstanding LYONs were redeemed for cash at the specified redemption amount. Accordingly, NAI paid an aggregate of approximately $78 million to the holders of the LYONs that had exercised this redemption option. The remaining $5 million of LYONs were redeemed by NAI in April 2011.

Other

In February 2011, NAI completed a tender offer on a portion of the $500 million of 9.25% Senior Debentures due February 1, 2013 and retired, at a premium, an aggregate principal amount of approximately $227 million. The loss on early extinguishment of debt was approximately $36 million which was included in Other, net in the unaudited consolidated statements of operations for the three and nine months ended March 31, 2011.

Included in Borrowings within current liabilities as of March 31, 2011, was bank debt of approximately $32 million that is due in the next 12 months and the remaining LYONs of $5 million that were redeemed in April 2011.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Film Production Financing

The Company enters into co-financing arrangements with third parties for certain of its motion pictures. Under these arrangements, the third-party investors own an interest in the film and, therefore, receive a participation based on their contractual interest in any net profits earned on the film. Consistent with the requirements of ASC 926-605, “Entertainment—Films Revenue Recognition,” the estimate of the third-party investor’s interest in the net profits earned on the film is determined by reference to the ratio of actual revenue earned to date in relation to total estimated ultimate revenues. During the nine months ended March 31, 2011, the Company bought out the ownership interests of a group of third party investors in an existing slate of films and extended its co-financing arrangement with such investors for an additional two years through August 1, 2012. The Company negotiated a buy out of the investors’ remaining interests in their underlying slate of films, at a price that was based on the then remaining projected future cash flows that the investors would have received from the slate.

Note 11—Equity

The following table summarizes changes in equity:

	For the three months ended March 31,
	2011				2010
	News Corporation Stockholders	Noncontrolling Interests		Total Equity	News Corporation Stockholders	Noncontrolling Interests		Total Equity
	(in millions)
Balance, beginning of period	$27,414	$451		$27,865	$24,401	$429		$24,830
Net income	639	38	(a)	677	839	22	(a)	861
Other comprehensive income (loss)	502	2	(b)	504	(323)	—	(b)	(323)
Issuance of shares	22	—		22	8	—		8
Dividends declared	(199)	—		(199)	(196)	—		(196)
Other	35	3	(c)	38	44	(15	)(c)	29

Balance, end of period	$28,413	$494		$28,907	$24,773	$436		$25,209

	For the nine months ended March 31,
	2011				2010
	News Corporation Stockholders	Noncontrolling Interests		Total Equity	News Corporation Stockholders	Noncontrolling Interests		Total Equity
	(in millions)
Balance, beginning of period	$25,113	$428		$25,541	$23,224	$408		$23,632
Net income	2,056	98	(a)	2,154	1,664	71	(a)	1,735
Other comprehensive income	1,613	10	(b)	1,623	205	3	(b)	208
Issuance of shares	75	—		75	78	—		78
Dividends declared	(396)	—		(396)	(353)	—		(353)
Other	(48)	(42	)(c)	(90)	(45)	(46	)(c)	(91)

Balance, end of period	$28,413	$494		$28,907	$24,773	$436		$25,209

(a)

Net income attributable to noncontrolling interests excludes $5 million and nil for the three months ended March 31, 2011 and 2010, respectively, and $12 million and $7 million for the nine months ended March 31, 2011 and 2010, respectively, relating to redeemable noncontrolling interests which are reflected in temporary equity.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(b)

Other comprehensive income (loss) attributable to noncontrolling interests excludes nil and $2 million for the three months ended March 31, 2011 and 2010, respectively, and nil and $(1) million for the nine months ended March 31, 2011 and 2010, respectively, relating to redeemable noncontrolling interests.

(c)

Other activity attributable to noncontrolling interests excludes $3 million and $(5) million for the three months ended March 31, 2011 and 2010, respectively, and $(9) million and $13 million for the nine months ended March 31, 2011 and 2010, respectively, relating to redeemable noncontrolling interests.

The Company declared a dividend of $0.075 per share on both the Class A Common Stock and the Class B Common Stock in the three months ended March 31, 2011, which was paid in April 2011 to stockholders of record on March 16, 2011. The total aggregate dividend paid to stockholders in April 2011 was approximately $199 million.

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

Note 12—Equity-Based Compensation

The following table summarizes the Company’s equity-based compensation transactions:

	For the three months ended March 31,		For the nine months ended March 31,
	2011	2010	2011	2010
	(in millions)
Equity-based compensation	$50	$40	$125	$120

Cash received from exercise of equity-based compensation	$12	$1	$12	$22

At March 31, 2011, the Company’s total compensation cost related to non-vested stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) not yet recognized for all equity-based compensation plans was approximately $203 million, the majority of which is expected to be recognized over the next three fiscal years. Compensation expense on all equity-based awards is generally recognized on a straight-line basis over the vesting period of the entire award. However, certain performance based awards are recognized on an accelerated basis.

Stock option activity during the nine months ended March 31, 2011 and 2010 was not material.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended March 31, 2011, the Company issued approximately 13.2 million RSUs. These RSUs will be settled in shares of Class A Common Stock upon vesting, except for approximately 2.5 million RSUs that will be settled in cash. RSUs granted to executive directors and certain awards granted to employees in certain foreign locations are settled in cash.

In August 2010, the Compensation Committee approved the annual grant of PSUs that will have a three year performance measurement period beginning for the fiscal year ending June 30, 2011. For executive directors of the Company, each PSU represents the right to receive the U.S. dollar value of one share of News Corporation’s Class A Common Stock in cash after the completion of the three year performance period, subject to the satisfaction of one or more pre-established objective performance measures that shall be determined by the Compensation Committee. The PSUs were awarded under the Company’s 2005 Long-Term Incentive Plan. In fiscal 2011, a total of 1.8 million target PSUs were issued under this program. At the end of the three year performance period, the final number of PSUs will be determined and such PSUs will be awarded and vested at that time.

At March 31, 2011 and June 30, 2010, the liability for cash-settled awards was approximately $45 million and $25 million, respectively.

During the nine months ended March 31, 2011 and 2010, approximately 9.4 million and 9.8 million RSUs vested, respectively, of which approximately 7.8 million and 7.5 million, respectively, were settled in Class A Common Stock, before statutory tax withholdings. The fair value of RSUs settled in Class A Common Stock was approximately $105 million and $83 million for the nine months ended March 31, 2011 and 2010, respectively. The remaining 1.6 million and 2.3 million RSUs settled during the nine months ended March 31, 2011 and 2010, respectively, were settled in cash, before statutory tax withholdings, of approximately $23 million and $24 million, respectively.

The Company recognized a tax expense on vested RSUs and stock options exercised of approximately $3 million and $9 million for the nine months ended March 31, 2011 and 2010, respectively.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On June 14, 2006, a purported class action lawsuit, captioned Jim Brown v. Brett C. Brewer, et al., was filed against certain former Intermix directors and officers in the United States District Court for the Central District of California. The plaintiff asserted claims for alleged violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9, as well as control person liability under Section 20(a) of the Exchange Act. The plaintiff alleged that certain defendants disseminated false and misleading definitive proxy statements on two occasions: one on December 30, 2003 in connection with the stockholder vote on January 29, 2004 on the election of directors and ratification of financing transactions with certain entities of VantagePoint; and another on August 25, 2005 in connection with the stockholder vote on the FIM Transaction. The complaint named as defendants certain VantagePoint related entities, the former general counsel and the members of the Intermix Board who were incumbent on the dates of the respective proxy statements. Intermix was not named as a defendant, but has certain indemnity obligations to the former officer and director defendants in connection with these claims and allegations. On August 25, 2006, plaintiff amended his complaint to add certain investment banks (the “Investment Banks”) as defendants. Intermix has certain indemnity obligations to the Investment Banks as well. Plaintiff amended his complaint again on September 27, 2006, which defendants moved to dismiss. On February 9, 2007, the case was transferred to Judge George H. King, the judge assigned to the LeBoyer action, on the grounds that it raises substantially related questions of law and fact as LeBoyer, and would entail substantial duplication of labor if heard by different judges. On June 11, 2007, Judge King ordered the Brown case be consolidated with the LeBoyer action, ordered plaintiffs’ counsel to file a consolidated first amended complaint, and further ordered the parties to file a joint brief on defendants’ contemplated motion to dismiss the consolidated first amended complaint. On July 11, 2007, plaintiffs filed the consolidated first amended complaint, which defendants moved to dismiss. By order dated January 17, 2008, Judge King granted defendants’ motion to dismiss the 2003 proxy claims (concerning VantagePoint transactions) and the 2005 proxy claims (concerning the FIM Transaction), as well as a claim against the VantagePoint entities alleging unjust enrichment. The court found it unnecessary to rule on dismissal of the remaining claims, which are related to the 2005 FIM Transaction, because the dismissal disposed of those claims. On February 8, 2008, plaintiffs filed a consolidated second amended complaint, which defendants moved to dismiss on February 28, 2008. By order dated July 15, 2008, the court granted in part and denied in part defendants’ motion to dismiss. The 2003 claims and the claims against the Investment Banks were dismissed with prejudice. The Section 14(a), Section 20(a) and the breach of fiduciary duty claims related to the FIM Transaction remain against the officer and director defendants and the VantagePoint defendants. On November 14, 2008, plaintiff filed a motion for class certification to which defendants filed their opposition on January 14, 2009. On June 22, 2009, the court granted plaintiff’s motion for class certification, certifying a class of all holders of Intermix common stock from July 18, 2005 through consummation of the FIM Transaction, who were allegedly harmed by defendants’ improper conduct as set forth in the complaint. The parties have completed fact and expert discovery. On June 17, 2010, the court granted in part and denied in part defendants’ summary judgment motion filed on October 19, 2009. Specifically, the court denied plaintiff’s motion for summary adjudication of a factual issue and denied defendants’ motion to exclude plaintiff’s damages expert, which was filed on November 30, 2009. In the court’s June 17 order, the court found that plaintiff could not proceed on any fiduciary duty claim based upon alleged violations of the duty of care, but found material issues of fact prohibiting summary judgment on alleged violations of fiduciary duty of loyalty. On plaintiff’s Section 14(a) claim, the court found material issues of fact that prohibited summary judgment on the entire claim, but granted defendants’ motion as to certain purported omissions, finding the allegedly omitted information immaterial. Further, the court granted defendants’ motion as to two damage theories for the Section 14(a) claim, finding benefit of the bargain damages not viable and lost opportunity damages too speculative, and permitting plaintiff to proceed only based upon a theory of out-of-pocket damages. No trial date was set. On October 21, 2010, the parties agreed to a settlement of the action, which is subject to approval by the court. A formal stipulation of settlement was submitted to the court for its approval on December 28, 2010. Accordingly, the Company has recognized the terms of this settlement, which was not material to the Company, in its results of operations. On February 18, 2011, the court granted preliminary approval of the settlement. The final approval hearing is scheduled for May 16, 2011.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Discovery in the case has been completed. On January 14, 2011, the court granted in part, and denied in part, News America’s motions to exclude testimony by Insignia’s expert witnesses. The trial began on February 8, 2011. On February 9, 2011, the parties settled the lawsuit. Under the terms of the settlement, which included no admission of liability, News America paid Insignia $125 million, which is recorded in Selling, general and administrative expenses during the three and nine months ended March 31, 2011. In addition, Insignia paid News America $4 million in relation to a 10-year exclusive business arrangement between the companies.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit costs were as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended March 31,
	2011	2010	2011	2010
	(in millions)
Service cost benefits earned during the period	$25	$17	$2	$2
Interest costs on projected benefit obligation	44	42	4	4
Expected return on plan assets	(44)	(34)	—	—
Amortization of deferred losses	15	11	—	—
Other	1	1	(5)	(4)

Net periodic costs	$41	$37	$1	$2

Cash contributions	$15	$23	$5	$5

	For the nine months ended March 31,
	2011	2010	2011	2010
	(in millions)
Service cost benefits earned during the period	$73	$53	$4	$4
Interest costs on projected benefit obligation	129	128	12	14
Expected return on plan assets	(128)	(104)	—	—
Amortization of deferred losses	44	31	—	—
Other	3	4	(13)	(12)

Net periodic costs	$121	$112	$3	$6

Cash contributions	$39	$46	$14	$13

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

•

Other, which principally consists of the Company’s digital media properties, Wireless Generation, the Company’s education technology business, and News Outdoor, an advertising business which offers display advertising in outdoor locations primarily throughout Russia and Eastern Europe.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

historical results, including total segment operating income and segment operating income (loss) before depreciation and amortization, may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).

	For the three months ended March 31,		For the nine months ended March 31,
	2011	2010	2011	2010
	(in millions)
Revenues:
Cable Network Programming	$2,040	$1,798	$5,886	$5,160
Filmed Entertainment	1,554	2,422	4,866	5,841
Television	1,438	1,168	3,658	3,181
Direct Broadcast Satellite Television	923	954	2,723	2,889
Publishing	2,084	2,116	6,476	6,423
Other	217	327	834	1,174

Total revenues	$8,256	$8,785	$24,443	$24,668

Segment operating income:
Cable Network Programming	$735	$588	$2,129	$1,705
Filmed Entertainment	248	497	717	1,212
Television	192	40	448	107
Direct Broadcast Satellite Television	17	35	87	133
Publishing	36	243	594	271
Other	(165)	(150)	(477)	(401)

Total segment operating income	1,063	1,253	3,498	3,027

Impairment and restructuring charges	(3)	(6)	(285)	(36)
Equity earnings of affiliates	111	181	272	271
Interest expense, net	(244)	(247)	(706)	(761)
Interest income	31	20	85	61
Other, net	(19)	(45)	(41)	(143)

Income before income tax expense	939	1,156	2,823	2,419
Income tax expense	(257)	(295)	(657)	(677)

Net income	682	861	2,166	1,742
Less: Net income attributable to noncontrolling interests	(43)	(22)	(110)	(78)

Net income attributable to News Corporation stockholders	$639	$839	$2,056	$1,664

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $236 million and $255 million for the three months ended March 31, 2011 and 2010, respectively, and of approximately $683 million and $644 million for the nine months ended March 31, 2011 and 2010, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating (loss) profit generated primarily by the Filmed Entertainment segment of approximately $(8) million and $(7) million for the three months ended March 31, 2011 and 2010, respectively, and of approximately $21 million and $5 million for the nine months ended March 31, 2011 and 2010, respectively, have been eliminated within the Filmed Entertainment segment.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended March 31, 2011
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$735	$36	$21	$792
Filmed Entertainment	248	23	—	271
Television	192	22	—	214
Direct Broadcast Satellite Television	17	75	—	92
Publishing	36	96	—	132
Other	(165)	31	—	(134)

Total	$1,063	$283	$21	$1,367

	For the three months ended March 31, 2010
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$588	$37	$19	$644
Filmed Entertainment	497	23	—	520
Television	40	21	—	61
Direct Broadcast Satellite Television	35	70	—	105
Publishing	243	97	—	340
Other	(150)	46	—	(104)

Total	$1,253	$294	$19	$1,566

	For the nine months ended March 31, 2011
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$2,129	$111	$69	$2,309
Filmed Entertainment	717	68	—	785
Television	448	64	—	512
Direct Broadcast Satellite Television	87	207	—	294
Publishing	594	285	—	879
Other	(477)	102	—	(375)

Total	$3,498	$837	$69	$4,404

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended March 31, 2010
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$1,705	$115	$64	$1,884
Filmed Entertainment	1,212	69	—	1,281
Television	107	62	—	169
Direct Broadcast Satellite Television	133	208	—	341
Publishing	271	287	—	558
Other	(401)	149	—	(252)

Total	$3,027	$890	$64	$3,981

	At March 31, 2011	At June 30, 2010
	(in millions)
Total assets:
Cable Network Programming	$12,856	$12,032
Filmed Entertainment	7,546	7,122
Television	6,489	6,479
Direct Broadcast Satellite Television	2,934	2,703
Publishing	14,607	13,071
Other	11,428	9,462
Investments	4,571	3,515

Total assets	$60,431	$54,384

Goodwill and Intangible assets, net:
Cable Network Programming	$6,817	$6,860
Filmed Entertainment	1,862	1,886
Television	4,316	4,310
Direct Broadcast Satellite Television	617	540
Publishing	7,256	6,864
Other	1,778	1,595

Total goodwill and intangible assets, net	$22,646	$22,055

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 17—Additional Financial Information

Supplemental Cash Flows Information

	For the nine months ended March 31,
	2011	2010
	(in millions)
Supplemental cash flows information:
Cash paid for income taxes	$(843)	$(632)
Cash paid for interest	(678)	(699)
Sale of other investments	56	15
Purchase of other investments	(321)	(121)

Supplemental information on businesses acquired:
Fair value of assets acquired	518	139
Cash acquired	12	5
Liabilities assumed	(91)	(6)
Noncontrolling interest increase	(19)	(1)
Cash paid	(420)	(137)

Fair value of stock consideration	$—	$—

Other, net consisted of the following:

	For the three months ended March 31,		For the nine months ended March 31,
	2011	2010	2011	2010
	(in millions)
Gain on STAR China transaction (a)	$—	$—	$57	$—
Loss on disposal of Fox Mobile (a)	—	—	(28)	—
Loss on early extinguishment of debt (b)	(36)	—	(36)	—
Loss on the financial indexes business transactions (a)	—	(22)	—	(22)
Loss on the sale of eastern European television stations (a)	—	(21)	—	(40)
Loss on the Photobucket transaction (a)	—	—	—	(29)
Change in fair value of exchangeable securities (c)	—	7	—	3
Other	17	(9)	(34)	(55)

Total Other, net	$(19)	$(45)	$(41)	$(143)

(a)	See Note 2—Acquisitions, Disposals and Other Transactions.
(b)	See Note 9—Borrowings.
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

Note 18—Supplemental Guarantor Information

In May 2007, NAI, a 100% owned subsidiary of the Company as defined in Rule 3-10(h) of Regulation S-X, entered into a credit agreement (the “Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein (the “Lenders”), Citibank, N.A. as Administrative Agent and JPMorgan

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Chase Bank, N.A. as Syndication Agent. The Credit Agreement provides a $2.25 billion unsecured revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. NAI pays a facility fee of 0.08% regardless of facility usage. NAI pays interest for borrowings at LIBOR plus 0.27% and pays commission fees on letters of credit at 0.27%. NAI pays an additional fee of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. The maturity date is in May 2012; however, NAI may request a $250 million increase in the amount of the credit facility and may also request that the Lenders’ commitments be extended until May 2013.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended March 31, 2011

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$—	$—	$8,256	$—	$8,256
Expenses	(103)	—	(7,093)	—	(7,196)
Equity earnings (losses) of affiliates	(1)	—	112	—	111
Interest expense, net	(349)	(280)	(3)	388	(244)
Interest income	1	2	416	(388)	31
Earnings (losses) from subsidiary entities	53	903	—	(956)	—
Other, net	(34)	14	34	(33)	(19)

Income (loss) before income tax expense	(433)	639	1,722	(989)	939
Income tax (expense) benefit	112	—	(469)	100	(257)

Net income (loss)	(321)	639	1,253	(889)	682
Less: Net income attributable to noncontrolling interests	—	—	(43)	—	(43)

Net income (loss) attributable to News Corporation stockholders	$(321)	$639	$1,210	$(889)	$639

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

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the nine months ended March 31, 2011

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$—	$—	$24,443	$—	$24,443
Expenses	(268)	—	(20,962)	—	(21,230)
Equity earnings (losses) of affiliates	(4)	—	276	—	272
Interest expense, net	(1,034)	(816)	(10)	1,154	(706)
Interest income	2	5	1,232	(1,154)	85
Earnings (losses) from subsidiary entities	367	2,868	—	(3,235)	—
Other, net	(42)	(1)	55	(53)	(41)

Income (loss) before income tax expense	(979)	2,056	5,034	(3,288)	2,823
Income tax (expense) benefit	228	—	(1,172)	287	(657)

Net income (loss)	(751)	2,056	3,862	(3,001)	2,166
Less: Net income attributable to noncontrolling interests	—	—	(110)	—	(110)

Net income (loss) attributable to News Corporation stockholders	$(751)	$2,056	$3,752	$(3,001)	$2,056

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the nine months ended March 31, 2010

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$1	$—	$24,667	$—	$24,668
Expenses	(193)	—	(21,484)	—	(21,677)
Equity earnings of affiliates	2	—	269	—	271
Interest expense, net	(2,293)	(890)	(8)	2,430	(761)
Interest income	4	—	2,487	(2,430)	61
Earnings (losses) from subsidiary entities	1,281	2,554	—	(3,835)	—
Other, net	389	—	(127)	(405)	(143)

Income (loss) before income tax expense	(809)	1,664	5,804	(4,240)	2,419
Income tax (expense) benefit	588	—	(1,986)	721	(677)

Net income (loss)	(221)	1,664	3,818	(3,519)	1,742
Less: Net income attributable to noncontrolling interests	—	—	(78)	—	(78)

Net income (loss) attributable to News Corporation stockholders	$(221)	$1,664	$3,740	$(3,519)	$1,664

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

At March 31, 2011

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
ASSETS:
Current assets:
Cash and cash equivalents	$460	$7,022	$4,302	$—	$11,784
Receivables, net	15	24	6,648	—	6,687
Inventories, net	—	—	2,358	—	2,358
Other	20	—	416	—	436

Total current assets	495	7,046	13,724	—	21,265

Non-current assets:
Receivables	—	—	370	—	370
Inventories, net	—	—	4,179	—	4,179
Property, plant and equipment, net	99	—	6,326	—	6,425
Intangible assets, net	—	—	8,335	—	8,335
Goodwill	—	—	14,311	—	14,311
Other	324	—	651	—	975
Investments
Investments in associated companies and other investments	128	39	4,404	—	4,571
Intragroup investments	49,435	45,662	—	(95,097)	—

Total investments	49,563	45,701	4,404	(95,097)	4,571

TOTAL ASSETS	50,481	52,747	52,300	(95,097)	60,431

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$4	$—	$33	$—	$37
Other current liabilities	69	207	8,915	—	9,191

Total current liabilities	73	207	8,948	—	9,228
Non-current liabilities:
Borrowings	15,455	—	—	—	15,455
Other non-current liabilities	224	—	6,289	—	6,513
Intercompany	25,465	24,127	(49,592)	—	—
Redeemable noncontrolling interests	—	—	328	—	328
Equity	9,264	28,413	86,327	(95,097)	28,907

TOTAL LIABILITIES AND EQUITY	50,481	52,747	52,300	(95,097)	60,431

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

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the nine months ended March 31, 2011

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$(6,943)	$7,209	$2,212	$—	$2,478

Investing and other activities:
Property, plant and equipment	(13)	—	(804)	—	(817)
Investments	(28)	—	(918)	—	(946)
Proceeds from dispositions	—	—	363	—	363

Net cash used in investing activities	(41)	—	(1,359)	—	(1,400)

Financing activities:
Borrowings	2,453	—	18	—	2,471
Repayment of borrowings	(340)	—	(77)	—	(417)
Issuance of shares	—	12	—	—	12
Dividends paid	—	(199)	(58)	—	(257)
Purchase of subsidiary shares from noncontrolling interests	—	—	(116)	—	(116)
Sale of subsidiary shares to noncontrolling interests	—	—	50	—	50

Net cash provided by (used in) financing activities	2,113	(187)	(183)	—	1,743

Net increase (decrease) in cash and cash equivalents	(4,871)	7,022	670	—	2,821
Cash and cash equivalents, beginning of period	5,331	—	3,378	—	8,709
Exchange movement on opening cash balance	—	—	254	—	254

Cash and cash equivalents, end of period	$460	$7,022	$4,302	$—	$11,784

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the nine months ended March 31, 2010

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by operating activities	$1,584	$136	$1,259	$—	$2,979

Investing activities:
Property, plant and equipment	(40)	—	(621)	—	(661)
Investments	(42)	—	(503)	—	(545)
Proceeds from dispositions	—	—	889	—	889

Net cash used in investing activities	(82)	—	(235)	—	(317)

Financing activities:
Borrowings	989	—	35	—	1,024
Repayment of borrowings	(1,784)	—	(85)	—	(1,869)
Issuance of shares	—	22	—	—	22
Dividends paid	—	(158)	(45)	—	(203)
Other, net	—	—	2	—	2

Net cash used in financing activities	(795)	(136)	(93)	—	(1,024)

Net increase in cash and cash equivalents	707	—	931	—	1,638
Cash and cash equivalents, beginning of period	4,479	—	2,061	—	6,540
Exchange movement on opening cash balance	—	—	5	—	5

Cash and cash equivalents, end of period	$5,186	$—	$2,997	$—	$8,183

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

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2011 and 2010. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2011 and 2010. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

•

Other, which principally consists of the Company’s digital media properties, Wireless Generation, the Company’s education technology business, and News Outdoor, an advertising business which offers display advertising in outdoor locations primarily throughout Russia and Eastern Europe.

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

Retransmission consent rules provide a mechanism for the television stations owned by the Company to seek and obtain payment from multi-channel video programming distributors who carry broadcasters’ signals. Retransmission compensation consists of per subscriber-based compensatory fees paid to the Company from cable and satellite distribution systems as well as a portion of the retransmission revenue the affiliates generate for their retransmission of FOX and MyNetworkTV.

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

The Company has several multi-year sports rights agreements, including contracts with the National Football League (“NFL”) through fiscal 2014, contracts with the National Association of Stock Car Auto Racing (NASCAR) for certain races and exclusive rights for certain ancillary content through calendar year 2014 and a contract with Major League Baseball (“MLB”) through calendar year 2013. These contracts provide the Company with the broadcast rights to certain U.S. national sporting events during their respective terms. The costs of these sports contracts are charged to expense based on the ratio of each period’s operating profit to estimated total operating profit for the remaining term of the contract.

The profitability of these long-term U.S. national sports contracts is based on the Company’s best estimates at March 31, 2011 of attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied at March 31, 2011, additional amortization of rights may be recorded. Should revenues improve as compared to estimated revenues, the Company may have an improved operating profit related to the contract, which may be recognized over the remaining contract term.

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

Filmed Entertainment

The Filmed Entertainment segment derives revenue from the production and distribution of feature motion pictures and television series. In general, motion pictures produced or acquired for distribution by the Company are exhibited in U.S. and foreign theaters, followed by home entertainment, including sale and rental of DVDs and Blu Rays, video-on-demand and pay-per-view television, on-line and mobile distribution, premium subscription television, network television and basic cable and syndicated television exploitation. Television series initially produced for the networks and first-run syndication are generally licensed to domestic and international markets concurrently and subsequently released in seasonal DVD box sets. More successful series are later syndicated in domestic markets. The length of the revenue cycle for television series will vary depending on the number of seasons a series remains in active production and, therefore, may cause fluctuations in operating results. License fees received for television exhibition (including international and U.S. premium television and basic cable television) are recorded as revenue in the period that licensed films or programs are available for such exhibition, which may cause substantial fluctuations in operating results.

The revenues and operating results of the Filmed Entertainment segment are significantly affected by the timing of the Company’s theatrical and home entertainment releases, the number of its original and returning television series that are aired by television networks and the number of its television series in off-network syndication. Theatrical and home entertainment release dates are determined by several factors, including timing of vacation and holiday periods and competition in the marketplace. The distribution windows for the release of motion pictures theatrically and in various home entertainment products and services (including subscription rentals, rental kiosks and Internet streaming services), have been compressing and may continue to change in the future. A further reduction in timing between theatrical and home entertainment releases could adversely affect the revenues and operating results of this segment.

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

The Company competes with other major studios, such as Disney, Paramount, Sony, Universal, Warner Bros. and independent film producers in the production and distribution of motion pictures, DVDs and Blu Rays. As a producer and distributor of television programming, the Company competes with studios, television production groups and independent producers and syndicators, such as Disney, Sony, NBC Universal,

Warner Bros. and Paramount Television, to sell programming both domestically and internationally. The Company also competes to obtain creative talent and story properties, which are essential to the success of the Company’s filmed entertainment businesses.

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

Revenue is derived from the sale of advertising space, newspapers, books and subscriptions, as well as licensing. Adverse changes in general market conditions for advertising may affect revenues. Circulation and subscription revenues can be greatly affected by changes in the prices of the Company’s and/or competitors’ products, as well as by promotional activities.

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

Wireless Generation

Wireless Generation, the Company’s education technology business, provides data systems and professional services that enable teachers to use data to assess student progress and deliver individualized instruction. Significant expenses associated with the Company’s education technology business include salaries, employee benefits and other routine overhead.

News Outdoor

News Outdoor sells outdoor advertising space on various media, primarily in Russia. Significant expenses associated with the News Outdoor business include site lease costs, direct production, maintenance and installation expenses, salaries, employee benefits and other routine overhead. The Company is currently exploring the possible sale of the News Outdoor business.

Other Business Developments

During fiscal 2010, the Company announced that it had proposed to the board of directors of British Sky Broadcasting Group plc (“BSkyB”), in which the Company currently has an approximate 39% interest, to make a cash offer of 700 pence per share for the BSkyB shares that the Company does not already own. The Company and the independent members of BSkyB’s board of directors were unable to reach a mutually agreeable price at the time of the public announcement; however, the parties entered into a cooperation agreement pursuant to which the parties agreed to work together to proceed with the regulatory process in order to facilitate a proposed transaction. There can be no assurance that the Company will make a binding offer. The Company will pay BSkyB a breakup fee of approximately $60 million as of March 31, 2011 if the regulatory approvals are obtained and the Company does not make a binding offer within five months thereafter of at least 700 pence per share. The Company believes that a potential transaction will result in increased geographic diversification of the Company’s earnings base and reduce its exposure to cyclical advertising revenues through an increase in direct consumer subscription revenues. If the Company makes a binding offer and proceeds with the proposed transaction, the Company plans to finance the transaction by using a significant portion of the available cash on its balance sheet plus borrowed funds.

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

In fiscal 2011, the Company agreed to backstop €400 million (approximately $525 million), of financing measures that were being initiated by Sky Deutschland of which approximately €342 million (approximately $450 million) has been completed. As part of these financing measures, the Company acquired 108 million additional shares of Sky Deutschland, increasing its ownership from approximately 45% to 49.9%. The aggregate cost of the shares acquired by the Company was approximately €115 million (approximately $150 million) and the shares were newly registered shares issued pursuant to the total capital increase.

In addition, in accordance with the backstop, the Company agreed with Sky Deutschland to subscribe to a bond issuance that is convertible for up to 53.9 million underlying Sky Deutschland shares. The convertible bond was issued to the Company in January 2011 for approximately €165 million (approximately $225 million). The Company currently has the right to convert the bond into equity, subject to certain black-out periods. If not converted, the Company will have the option to redeem the bond for cash upon its maturity in four years. The remaining amount under the backstop of approximately €58 million (approximately $75 million), must be funded prior to December 2011 and will be provided as a shareholder loan to the extent Sky Deutschland does not generate other proceeds through capital increases or convertible bond issuances.

The Company has also agreed to loan Sky Deutschland approximately $70 million to support the launch of a sports news channel. The Company expects to fund this in fiscal 2012.

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

In December 2010, the Company disposed of the Fox Mobile Group (“Fox Mobile”).

During the third quarter of fiscal 2011, the Company acquired Wireless Generation, an education technology company, for cash. Total consideration was approximately $390 million, which included the equity purchase and the repayment of Wireless Generation’s outstanding debt.

During the third quarter of fiscal 2011, the Company announced its intention to explore strategic options for Myspace in connection with Myspace’s continuing development plans.

In April 2011, the Company acquired Shine Group, an international television production group, for cash. The total consideration for this acquisition included (i) approximately $480 million for the acquisition of the equity, of which approximately $60 million has been set aside in escrow to satisfy any indemnification obligations, (ii) the repayment of Shine Group’s outstanding debt of approximately $135 million and (iii) net liabilities assumed. Elisabeth Murdoch, Chairman and Chief Executive Officer of Shine Group, and daughter of Mr. K. R. Murdoch and sister of Messrs. Lachlan and James Murdoch, received approximately $214 million in cash at closing in consideration for her majority ownership interest in Shine Group, and is entitled to her proportionate share of amounts that are released from escrow.

RESULTS OF OPERATIONS

Results of Operations—For the three and nine months ended March 31, 2011 versus the three and nine months ended March 31, 2010.

The following table sets forth the Company’s operating results for the three and nine months ended March 31, 2011, as compared to the three and nine months ended March 31, 2010.

	For the three months ended March 31,			For the nine months ended March 31,
	2011	2010	% Change	2011	2010	% Change
	(in millions, except %)
Revenues	$8,256	$8,785	(6)%	$24,443	$24,668	(1)%

Operating expenses	(5,322)	(5,777)	(8)%	(15,470)	(15,812)	(2)%
Selling, general and administrative	(1,588)	(1,461)	9%	(4,638)	(4,939)	(6)%
Depreciation and amortization	(283)	(294)	(4)%	(837)	(890)	(6)%
Impairment and restructuring charges	(3)	(6)	(50)%	(285)	(36)	* *
Equity earnings of affiliates	111	181	(39)%	272	271	—
Interest expense, net	(244)	(247)	(1)%	(706)	(761)	(7)%
Interest income	31	20	55%	85	61	39%
Other, net	(19)	(45)	(58)%	(41)	(143)	(71)%

Income before income tax expense	939	1,156	(19)%	2,823	2,419	17%
Income tax expense	(257)	(295)	(13)%	(657)	(677)	(3)%

Net income	682	861	(21)%	2,166	1,742	24%
Less: Net income attributable to noncontrolling interests	(43)	(22)	95%	(110)	(78)	41%

Net income attributable to News Corporation stockholders	$639	$839	(24)%	$2,056	$1,664	24%

**	not meaningful

Overview—The Company’s revenues decreased 6% and 1% for the three and nine months ended March 31, 2011, respectively, as compared to the corresponding periods of fiscal 2010. The decreases were primarily due to revenue decreases at the Filmed Entertainment, DBS and Other segments. Revenues at the Filmed Entertainment segment decreased primarily due to lower worldwide theatrical revenues resulting principally from the prior year release of Avatar. The revenue decreases at the DBS segment were mainly due to unfavorable foreign exchange movements. The decreases at the Other segment were primarily the result of lower advertising and search revenues at the Company’s digital media properties. These revenue decreases were partially offset by increased revenues at the Cable Network Programming and Television segments. The Cable Network Programming segment’s revenues increased primarily due to increases in net affiliate and advertising revenues. The increases at the Television segment were primarily due to revenue from the Super Bowl which was broadcast on FOX in fiscal 2011.

Operating expenses decreased 8% and 2% for the three and nine months ended March 31, 2011, respectively, as compared to the corresponding periods of fiscal 2010, primarily due to lower amortization of production costs and lower participation costs at the Filmed Entertainment segment, partially offset by higher programming costs at the Television segment due to the broadcast of the Super Bowl as well as higher programming costs at the Cable Network Programming segment.

Selling, general and administrative expenses increased 9% for the three months ended March 31, 2011 as compared to the corresponding period of fiscal 2010 primarily due to a $125 million legal settlement recorded at the Publishing segment. Selling, general and administrative expenses decreased 6% for the nine months ended March 31, 2011 due to lower litigation settlement costs at the Publishing segment.

Depreciation and amortization decreased 4% and 6% for the three and nine months ended March 31, 2011, respectively, as compared to the corresponding periods of fiscal 2010, primarily due to certain assets becoming fully depreciated or amortized and the absence of depreciation and amortization related to businesses disposed of in fiscal 2010 and 2011.

Impairment and restructuring charges—As discussed in Note 8 – Goodwill and Intangible Assets to the accompanying unaudited consolidated financial statements, during the second quarter of fiscal 2011, the Company performed an interim impairment assessment of the Digital Media Group reporting unit’s goodwill. As a result of the review performed, the Company recorded a non-cash goodwill impairment charge of $168 million during the nine months ended March 31, 2011.

As discussed in Note 4—Restructuring Programs to the accompanying unaudited consolidated financial statements, during the second quarter of fiscal 2011, the Company recorded restructuring charges of approximately $107 million. These charges were a result of an organizational restructuring of the Company’s digital media properties to align resources more closely with business priorities and consisted of an increase to the original provision for facility related costs of $51 million, facility related costs of $37 million related to additional sites, severance costs of $17 million and other associated costs of $2 million.

The Company recorded approximately $36 million of restructuring charges in the unaudited consolidated statements of operations for the nine months ended March 31, 2010. The restructuring charges for the nine months ended March 31, 2010 reflect an $18 million charge related to the STAR channels, $4 million related to a restructuring program recorded at the Publishing segment and a $14 million charge at the Other segment related to the restructuring program at Fox Mobile and accretion on facility termination obligations.

Equity earnings of affiliates—Equity earnings of affiliates decreased $70 million for the three months ended March 31, 2011, as compared to the corresponding period of the prior year. The decline was driven by lower contributions from BSkyB, due to a gain related to the partial sale of its ITV investment in the corresponding prior year period. The lower results at the Cable channel equity affiliates were due to higher sports programming costs and the higher results at the Company’s Other equity affiliates were due to a gain related to the disposal of a business at NDS. Equity earnings of affiliates for the nine months ended March 31, 2011 were relatively consistent with the corresponding period of the prior year as higher subscription revenues and the gains related to business disposals at BSkyB and NDS during the current period were offset by the absence of the ITV gain and the higher sports programming costs noted above.

	For the three months ended March 31,				For the nine months ended March 31,
	2011	2010	% Change		2011	2010	% Change
	(in millions, except %)
DBS equity affiliates	$51	$139	(63)%		$185	$170	9%
Cable channel equity affiliates	(19)	25	*	*	6	54	(89)%
Other equity affiliates	79	17	*	*	81	47	72%

Total equity earnings of affiliates	$111	$181	(39)%		$272	$271	—

**	not meaningful

Interest expense, net—Interest expense, net decreased $3 million and $55 million for the three and nine months ended March 31, 2011, respectively, as compared to the corresponding periods of fiscal 2010, primarily due to the redemption of the Company’s 0.75% Senior Exchangeable BUCs and 5% TOPrS in fiscal 2010. These decreases were partially offset by interest expense related to the $2.5 billion in senior notes issued in February 2011.

Interest income—Interest income increased $11 million and $24 million for the three and nine months ended March 31, 2011, respectively, as compared to the corresponding periods of fiscal 2010, primarily due to higher cash balances.

Other, net—

	For the three months ended March 31,		For the nine months ended March 31,
	2011	2010	2011	2010
	(in millions)
Gain on STAR China transaction (a)	$—	$—	$57	$—
Loss on disposal of Fox Mobile (a)	—	—	(28)	—
Loss on early extinguishment of debt (b)	(36)	—	(36)	—
Loss on the financial indexes business transactions (a)	—	(22)	—	(22)
Loss on the sale of eastern European television stations (a)	—	(21)	—	(40)
Loss on the Photobucket transaction (a)	—	—	—	(29)
Change in fair value of exchangeable securities (c)	—	7	—	3
Other	17	(9)	(34)	(55)

Total Other, net	$(19)	$(45)	$(41)	$(143)

(a)	See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying unaudited consolidated financial statements.
(b)	See Note 9- Borrowings.
(c)

The Company had certain exchangeable debt securities which contained embedded derivatives. Pursuant to ASC 815, these embedded derivatives were not designated as hedges and, as such, changes in their fair value were recognized in Other, net in the consolidated statements of operations. The Company redeemed the exchangeable debt securities in fiscal year 2010.

Income tax expense—The effective income tax rates for the three and nine months ended March 31, 2011 were 27% and 23%, respectively, which were lower than the statutory rate of 35%, primarily due to the resolution of tax matters, the tax benefit related to the disposition of assets, and permanent differences. The effective income tax rates for the three and nine months ended March 31, 2010 were 26% and 28%, respectively, which were lower than the statutory rate of 35%, primarily due to permanent differences and the recognition of tax assets on the disposition of certain assets.

Net income—Net income decreased for the three months ended March 31, 2011 as compared to the corresponding period of fiscal 2010, primarily due to the lower revenues and the legal settlement recorded in the third quarter of fiscal 2011 noted above, partially offset by the decreased operating expenses noted above. For the nine months ended March 31, 2011, net income increased as compared to the corresponding period of fiscal 2010, primarily due to the lower litigation settlement costs and lower operating expenses noted above, partially offset by the additional impairment and restructuring charges and lower revenues noted above.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased for the three and nine months ended March 31, 2011 as compared to the corresponding periods of fiscal 2010, primarily due to higher results at the Company’s majority owned businesses.

Segment Analysis:

The following table sets forth the Company’s revenues and segment operating income for the three and nine months ended March 31, 2011 as compared to the three and nine months ended March 31, 2010.

	For the three months ended March 31,			For the nine months ended March 31,
	2011	2010	% Change	2011	2010	% Change
	(in millions, except %)
Revenues:
Cable Network Programming	$2,040	$1,798	13%	$5,886	$5,160	14%
Filmed Entertainment	1,554	2,422	(36)%	4,866	5,841	(17)%
Television	1,438	1,168	23%	3,658	3,181	15%
Direct Broadcast Satellite Television	923	954	(3)%	2,723	2,889	(6)%
Publishing	2,084	2,116	(2)%	6,476	6,423	1%
Other	217	327	(34)%	834	1,174	(29)%

Total revenues	$8,256	$8,785	(6)%	$24,443	$24,668	(1)%

Segment operating income:
Cable Network Programming	$735	$588	25%	$2,129	$1,705	25%
Filmed Entertainment	248	497	(50)%	717	1,212	(41)%
Television	192	40	* *	448	107	* *
Direct Broadcast Satellite Television	17	35	(51)%	87	133	(35)%
Publishing	36	243	(85)%	594	271	* *
Other	(165)	(150)	10%	(477)	(401)	19%

Total segment operating income	$1,063	$1,253	(15)%	$3,498	$3,027	16%

**	not meaningful

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

	For the three months ended March 31,		For the nine months ended March 31,
	2011	2010	2011	2010
	(in millions)
Total segment operating income	$1,063	$1,253	$3,498	$3,027
Impairment and restructuring charges	(3)	(6)	(285)	(36)
Equity earnings of affiliates	111	181	272	271
Interest expense, net	(244)	(247)	(706)	(761)
Interest income	31	20	85	61
Other, net	(19)	(45)	(41)	(143)

Income before income tax expense	$939	$1,156	$2,823	$2,419

Cable Network Programming (24% and 21% of the Company’s consolidated revenues in the first nine months of fiscal 2011 and 2010, respectively)

For the three and nine months ended March 31, 2011, revenues at the Cable Network Programming segment increased $242 million, or 13%, and $726 million, or 14%, respectively, as compared to the corresponding periods of fiscal 2010 primarily due to higher net affiliate and advertising revenues. For the three and nine months ended March 31, 2011, domestic net affiliate revenues increased 10% and 11%, respectively, and domestic advertising revenues increased 14% for both periods, primarily due to increases at FX, the RSNs, and FOX News. For the three and nine months ended March 31, 2011, international net affiliate revenues increased 21% and 17%, respectively, and international advertising revenues increased 18% and 24%, respectively, primarily due to increases at FIC and STAR.

For the three and nine months ended March 31, 2011, domestic net affiliate revenues increased primarily due to higher average rates per subscriber and a higher number of subscribers. Domestic advertising revenues increased due to higher pricing and ratings growth at FX.

The Company’s international cable operations’ revenues increased for the three and nine months ended March 31, 2011 as compared to the corresponding periods of fiscal 2010, primarily due to higher advertising revenues at STAR, as well as higher net affiliate and advertising revenues at FIC. The higher advertising revenues at STAR were primarily due to the strengthening of the advertising markets in India and higher ratings at its Hindi general entertainment channel, while the strengthening of the worldwide advertising markets led to improvements at existing FIC channels in Asia. The higher net affiliate revenues at FIC resulted primarily from increases in the number of subscribers at existing channels and higher average rates per subscriber in Latin America.

For the three and nine months ended March 31, 2011, operating income at the Cable Network Programming segment increased $147 million, or 25%, and $424 million, or 25%, respectively, as compared to the corresponding periods of fiscal 2010, primarily due to the revenue increases noted above. These revenue increases were partially offset by a $95 million and a $302 million increase in expenses for the three and nine months ended March 31, 2011, respectively, primarily due to higher sports rights amortization. The increase in expenses for the nine months ended March 31, 2011 also reflects higher entertainment programming costs.

Filmed Entertainment (20% and 24% of the Company’s consolidated revenues in the first nine months of fiscal 2011 and 2010, respectively)

For the three and nine months ended March 31, 2011, revenues at the Filmed Entertainment segment decreased $868 million, or 36%, and $975 million, or 17%, respectively, as compared to the corresponding periods of fiscal 2010. The revenue decreases were primarily due to the worldwide theatrical success of Avatar and Alvin and the Chipmunks: The Squeakquel during the corresponding fiscal 2010 periods as compared to The Chronicles of Narnia: Voyage of the Dawn Treader and Black Swan in the current periods. The revenue decrease for the nine months ended March 31, 2011 was also due to the worldwide theatrical and home entertainment success of Ice Age: Dawn of the Dinosaurs during the corresponding fiscal 2010 period, partially offset by the worldwide home entertainment success of Avatar in the current period and higher contributions from Twentieth Century Fox Television resulting from higher home entertainment and international television revenues from Glee, Modern Family, Sons of Anarchy and Lie to Me and higher syndication revenues from How I Met Your Mother.

For the three and nine months ended March 31, 2011, the Filmed Entertainment segment’s operating income decreased $249 million, or 50% and $495 million, or 41%, respectively, as compared to the corresponding periods of fiscal 2010. The decreases in operating income were primarily due to the revenue decreases noted above partially offset by lower amortization of production costs and lower participation costs.

Television (15% and 13% of the Company’s consolidated revenues in the first nine months of fiscal 2011 and 2010, respectively)

For the three and nine months ended March 31, 2011, revenues at the Television segment increased $270 million, or 23%, and $477 million, or 15%, respectively, as compared to the corresponding periods of fiscal 2010, primarily due to increases in advertising revenues at the television stations owned by the Company and at FOX and increased retransmission consent revenues. The advertising revenue increases for the three and nine months ended March 31, 2011 reflect the broadcast of the Super Bowl, which was not broadcast on FOX in fiscal 2010, higher revenue from NFL playoff games and higher pricing resulting from improvements in the advertising markets, particularly in the automotive and financial sectors, partially offset by the absence of revenues from the broadcast of the Bowl Championship Series (“BCS”) games which were broadcast on FOX in fiscal 2010. The revenue increase for the nine months ended March 31, 2011 also reflects higher comparative political advertising due to the 2010 mid-term elections which was partially offset by lower MLB advertising revenues due to lower post-season ratings and the broadcast of one less post-season game.

The Television segment reported increases in operating income for the three and nine months ended March 31, 2011 of $152 million and $341 million, respectively, as compared to the corresponding periods of fiscal 2010. The increases were primarily due to the revenue increases noted above, lower prime-time entertainment programming costs and the absence of BCS programming costs, partially offset by higher NFL programming costs due to the broadcast of the Super Bowl.

Direct Broadcast Satellite Television (11% and 12% of the Company’s consolidated revenues in the first nine months of fiscal 2011 and 2010, respectively)

For the three and nine months ended March 31, 2011, SKY Italia’s revenues decreased $31 million, or 3%, and $166 million, or 6%, respectively, as compared to the corresponding periods of fiscal 2010, due to unfavorable foreign exchange movements. During the three and nine months ended March 31, 2011, the strengthening of the U.S. dollar against the Euro resulted in a decrease in revenues of approximately $16 million, or 2%, and $192 million, or 7%, respectively, as compared to the corresponding periods of fiscal 2010. SKY Italia had a net increase of approximately 45,000 subscribers during the third quarter of fiscal year 2011, which increased SKY Italia’s total subscriber base to 4.92 million at March 31, 2011. The total churn for the three months ended March 31, 2011 was approximately 129,000 subscribers on an average subscriber base of 4.9 million, as compared to churn of approximately 157,000 subscribers on an average subscriber base of 4.7 million in the corresponding period of fiscal 2010. Subscriber churn for the period represents the number of SKY Italia subscribers whose service was disconnected during the period.

Average revenue per subscriber (“ARPU”) of approximately €42 in the three months ended March 31, 2011 decreased from approximately €44 reported in the corresponding period of fiscal 2010. ARPU of approximately €42 in the nine months ended March 31, 2011 decreased from approximately €43 reported in the corresponding period of fiscal 2010. The decreases in ARPU for the three and nine months ended March 31, 2011 were primarily due to new consumer offers which included lower premium programming price points. The ARPU decrease contributed to the revenue declines noted above, but were partially offset by additional revenue from the higher subscriber base. SKY Italia calculates ARPU by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue for the period. Average subscribers are calculated for the respective periods by adding the beginning and ending subscribers for the period and dividing by two.

Subscriber acquisition costs per subscriber (“SAC”) of approximately €290 in the third quarter of fiscal 2011 increased from the third quarter of fiscal 2010, primarily due to higher installation costs driven by the increased take up of the full installation offer. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross SKY Italia subscribers added during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly by SKY Italia to subscribers and the costs related to installation and acquisition advertising net of any upfront activation fee. SKY Italia excludes the value of equipment capitalized under SKY Italia’s equipment lease program, as well as payments and the value of returned equipment related to disconnected lease program subscribers from subscriber acquisition costs.

For the three and nine months ended March 31, 2011, SKY Italia’s operating income decreased $18 million, or 51%, and $46 million, or 35%, respectively, as lower programming costs due to the absence of the 2010 Winter Olympics, were more than offset by higher aggregate subscriber acquisition costs as a result of the increase in gross subscriber additions as a result of new consumer offers and unfavorable foreign exchange movements. During the three and nine months ended March 31, 2011, the strengthening of the U.S. dollar against the Euro resulted in a decrease in operating income of approximately 1%, and 7%, respectively, as compared to the corresponding periods of fiscal 2010.

Publishing (27% and 25% of the Company’s consolidated revenues in the first nine months of fiscal 2011 and 2010, respectively)

For the three months ended March 31, 2011, revenues at the Publishing segment decreased $32 million, or 2%, as compared to the corresponding period of fiscal 2010, primarily due to advertising revenue declines at the Australian and United Kingdom newspapers, the absence of revenues from the financial indexes business which was disposed of in fiscal 2010, lower book sales and lower volume at the integrated marketing services business. These decreases were partially offset by increased revenues at The Wall Street Journal resulting from higher circulation revenues, primarily due to higher pricing, and higher advertising revenues.

For the nine months ended March 31, 2011, revenues at the Publishing segment increased $53 million, or 1%, respectively, as compared to the corresponding period of fiscal 2010. The increase was primarily a result of higher advertising and circulation revenues at The Wall Street Journal, partially offset by the absence of revenues from the financial indexes business, lower book sales due to fewer new releases and lower licensing fees resulting from a settlement received at HarperCollins in the corresponding prior year period.

The weakening of the U.S. dollar against local currencies, primarily the Australian dollar, resulted in revenue increases of approximately $77 million, or 4%, and $136 million, or 2%, for the three and nine months ended March 31, 2011, respectively, as compared to the corresponding periods of fiscal 2010.

For the three and nine months ended March 31, 2011, operating income at the Publishing segment decreased $207 million and increased $323 million, respectively, as compared to the corresponding periods of fiscal 2010. The decrease in operating income for the three months ended March 31, 2011 was primarily due to a litigation settlement charge of $125 million at the Company’s integrated marketing services business, costs associated with the Company’s digital newspaper initiative, higher paper costs and the revenue decreases noted above. The increase in operating income for the nine months ended March 31, 2011 was primarily due to lower litigation settlement costs at the Company’s integrated marketing services business. The weakening of the U.S. dollar against local currencies, primarily the Australian Dollar, resulted in operating income increases of approximately $10 million, or 4%, and $27 million, or 10%, for the three and nine months ended March 31, 2011, respectively, as compared to the corresponding periods of fiscal 2010.

Other (3% and 5% of the Company’s consolidated revenues in the first nine months of fiscal 2011 and 2010, respectively)

For the three and nine months ended March 31, 2011, revenues at the Other segment decreased approximately $110 million, or 34%, and $340 million, or 29%, respectively, as compared to the corresponding periods of fiscal 2010. The decreases were primarily due to decreased revenues from the Company’s digital media properties of $69 million and $259 million, respectively, principally due to lower advertising and search revenues. The decreases were also due to the absence of revenue related to the Eastern European television stations disposed of in fiscal 2010 of $20 million and $82 million, respectively. The revenue decreases were partially offset by the inclusion of revenue from Wireless Generation which was acquired in fiscal 2011.

Operating results for the three and nine months ended March 31, 2011 decreased $15 million, or 10%, and $76 million, or 19%, respectively, as compared to the corresponding periods of fiscal 2010, primarily due to lower operating results from the Company’s digital media properties principally resulting from the revenue declines noted above. These decreases were partially offset by the absence of operating losses from Fox Mobile and Fox Audience Network which were disposed of in fiscal 2011 and improved operating results at News Outdoor.

Liquidity and Capital Resources

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has a $2.25 billion revolving credit facility, which expires in May 2012, and has access to various film co-production alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of March 31, 2011, the availability under the revolving credit facility was reduced by stand-by letters of credit issued which totaled approximately $76 million. As of March 31, 2011, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television products.

The principal uses of cash that affect the Company’s liquidity position include the following: investments in the production and distribution of new feature films and television programs; the acquisition of and payments under programming rights for entertainment and sports programming; paper purchases; operational expenditures including employee costs; capital expenditures; interest expenses; income tax payments; investments in associated entities; dividends; acquisitions; and debt repayments.

In June 2010, the Company announced that it had proposed to the board of directors of BSkyB, in which the Company currently has an approximate 39% interest, to make a cash offer of 700 pence per share for the BSkyB shares that the Company does not already own. The Company and the independent members of BSkyB’s board of directors were unable to reach a mutually agreeable price at the time of the public announcement; however, the parties entered into a cooperation agreement pursuant to which the parties agreed to work together to proceed with the regulatory process in order to facilitate a proposed transaction. There can be no assurance that the Company will make a binding offer. The Company will pay BSkyB a breakup fee of approximately $60 million as of March 31, 2011 if the regulatory approvals are obtained and the Company does not make a binding offer within five months thereafter of at least 700 pence per share. If the Company makes a binding offer and proceeds with the proposed transaction, the Company plans to finance the transaction by using a significant portion of the available cash on its balance sheet plus borrowed funds. Potential fluctuations in the British pound sterling may increase or decrease the amount of cash needed to effect a potential transaction.

The Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

Sources and uses of cash

Net cash provided by operating activities for the nine months ended March 31, 2011 and 2010 was as follows (in millions):

For the nine months ended March 31,	2011	2010
Net cash provided by operating activities	$2,478	$2,979

The decrease in net cash provided by operating activities during the nine months ended March 31, 2011 as compared to the corresponding period of fiscal 2010 was primarily due to lower worldwide theatrical receipts at the Filmed Entertainment segment due to the absence of Avatar, lower receipts at the digital media properties due to lower advertising and search revenues and higher tax payments. These decreases were partially offset by higher affiliate receipts at the Cable Network Programming segment, higher collections at the Direct Broadcast Satellite Television segment, higher advertising receipts at the Television segment and lower litigation settlement payments at the Publishing segment.

Net cash used in investing activities for the nine months ended March 31, 2011 and 2010 was as follows (in millions):

For the nine months ended March 31,	2011	2010
Net cash used in investing activities	$(1,400)	$(317)

The increase in net cash used in investing activities during the nine months ended March 31, 2011 as compared to the corresponding period of fiscal 2010 was primarily due to the absence of proceeds from the sale of the financial indexes businesses which were disposed of in fiscal 2010, cash utilized for the Company’s acquisition of Wireless Generation in fiscal 2011 and higher capital expenditures. The increase in capital expenditures was primarily due to higher purchases of equipment at the DBS segment and higher facility and equipment purchases at the Publishing segment.

Net cash provided by (used in) financing activities for the nine months ended March 31, 2011 and 2010 was as follows (in millions):

For the nine months ended March 31,	2011	2010
Net cash provided by (used in) financing activities	$1,743	$(1,024)

The change in net cash provided by financing activities for the nine months ended March 31, 2011 as compared to the net cash used in financing activities for the nine months ended March 31, 2010 was primarily due to higher borrowings and lower repayments of borrowings. During the nine months ended March 31, 2011, News America Incorporated, a wholly-owned subsidiary of the Company, (“NAI”), issued $2.5 billion in senior notes as compared to the corresponding period of fiscal 2010 which included the issuance of $1.0 billion in senior notes. NAI redeemed a portion of its 9.25% Senior Debentures due in February 2013 for $262 million and $78 million of its LYONs during the nine months ended March 31, 2011. In the corresponding period of fiscal 2010, NAI redeemed its 0.75% Senior Exchangeable BUCS for $1.6 billion and its 4.75% Senior Notes due March 2010 for $150 million.

Debt Instruments

	For the nine months ended March 31,
	2011	2010
	(in millions)
Borrowings
Notes due February 2021 (1)	$984	$—
Notes due February 2041 (1)	1,469	—
Notes due August 2039	—	593
Notes due August 2020	—	396
All other	18	35

Total borrowings	$2,471	$1,024

Repayments of borrowings
LYONs (1)	$(78)	$—
Senior Debentures due February 2013 (1)	(262)	—
BUCS	—	(1,632)
Notes due March 2010	—	(150)
Bank loans	(46)	(64)
All other	(31)	(23)

Total repayment of borrowings	$(417)	$(1,869)

(1)	See Note 9-Borrowings to the accompanying unaudited consolidated financial statements for further discussion.

Ratings of the Public Debt

The table below summarizes the Company’s credit ratings as of March 31, 2011.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa 1	Stable
S&P	BBB+	Stable

Revolving Credit Agreement

In May 2007, NAI entered into a credit agreement (the “Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein (the “Lenders”), Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent. The Credit Agreement provides a $2.25 billion unsecured revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. NAI pays a facility fee of 0.08% regardless of facility usage. NAI pays interest for borrowings at LIBOR plus 0.27% and pays commission fees on letters of credit at 0.27%. NAI pays an additional fee of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. The maturity date is in May 2012; however, NAI may request a $250 million increase in the amount of the credit facility and may also request that the Lenders’ commitments be extended until May 2013. As of March 31, 2011, approximately $76 million in standby letters of credit, for the benefit of third parties, were outstanding.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. Other than as previously disclosed in the accompanying notes to the Company’s unaudited consolidated financial statements, the Company’s commitments have not changed significantly from the disclosures included in the Company’s Form 10-Q filed with the SEC on November 4, 2010.

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

During the nine months ended March 31, 2011, the Company recorded an impairment charge for its Digital Media Group which is considered a reporting unit under ASC 350. In addition, as a result of the impairment review performed for the fiscal year ended June 30, 2010, the Company recorded an impairment charge for its News Outdoor reporting unit. The Company continues to monitor certain of its reporting units in the Other segment due to the impairment charges recorded in fiscal 2010 and 2011. Goodwill at risk for future impairment in the Other segment totaled approximately $550 million as of March 31, 2011. The Company will continue to monitor its goodwill and intangible assets for possible future impairment.

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

At March 31, 2011, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $169 million (including the Company’s non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $56 million at March 31, 2011.

Interest Rates

The Company’s current financing arrangements and facilities include approximately $15.5 billion of outstanding debt with fixed interest and the Credit Agreement, which carries variable interest. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. As of March 31, 2011, substantially all of the Company’s financial instruments with exposure to interest rate risk were denominated in U.S. dollars and had an aggregate fair value of approximately $17.1 billion. The potential change in fair market value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $1 billion at March 31, 2011.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity affiliates and had an aggregate fair value of approximately $11.9 billion as of March 31, 2011. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $10.7 billion. Such a hypothetical decrease would result in a before tax decrease in comprehensive income of approximately $60 million, as any changes in fair value of the Company’s equity affiliates are not recognized unless deemed other-than-temporary, as these investments are accounted for under the equity method.

Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk at March 31, 2011 or June 30, 2010 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold. However, in light of the recent turmoil in the domestic and global economies, the Company’s estimates and judgments with respect to the collectability of its receivables have become subject to greater uncertainty than in more stable periods.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At March 31, 2011, the Company did not anticipate nonperformance by any of the counterparties.

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Fluctuations in Foreign Exchange Rates Could Have an Adverse Effect on the Company’s Results of Operations.

The Company has significant operations in a number of foreign jurisdictions and certain of the Company operations are conducted in foreign currencies. The value of these currencies fluctuates relative to the U.S. dollar. As a result, the Company is exposed to exchange rate fluctuations, which could have an adverse effect on its results of operations in a given period or in specific markets.

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

The Company Must Respond to Changes in Consumer Behavior as a Result of New Technologies in Order to Remain Competitive.

Technology, particularly digital technology used in the entertainment industry, continues to evolve rapidly, leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume digital content. Content owners are increasingly delivering their content directly to consumers over the Internet, often without charge, and innovations in distribution platforms have enabled consumers to view such Internet-delivered content on televisions and portable devices. There is a risk that the Company’s responses to these changes and strategies to remain competitive, including distribution of its content on a “pay” basis, may not be adopted by consumers. In addition, enhanced Internet capabilities and other new media may reduce television viewership, the demand for DVDs and Blu-ray discs, the desire to see motion pictures in theaters and the demand for newspapers, which could negatively affect the Company’s revenues. In publishing, the trending toward digital media may drive down the price consumers are willing to spend on our products disproportionately to the costs associated with generating literary content. The Company’s failure to protect and exploit the value of its content, while responding to and developing new technology and business models to take advantage of advancements in technology and the latest consumer preferences, could have a significant adverse effect on the Company’s businesses and results of operations.

Labor Disputes May Have an Adverse Effect on the Company’s Business.

In a variety of the Company’s businesses, the Company and its partners engage the services of writers, directors, actors and other talent, trade employees and others who are subject to collective bargaining agreements, including employees of the Company’s film and television studio operations and newspapers. If the Company or its partners are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, as well as higher costs in connection with these collective bargaining agreements or a significant labor dispute, could have an adverse effect on the Company’s business by causing delays in production or by reducing profit margins.

Changes in U.S. or Foreign Regulations May Have an Adverse Effect on the Company’s Business.

The Company is subject to a variety of U.S. and foreign regulations in the jurisdictions in which its businesses operate. In general, the television broadcasting and multichannel video programming and distribution industries in the United States are highly regulated by federal laws and regulations issued and administered by various federal agencies, including the FCC. The FCC generally regulates, among other things, the ownership of media, broadcast and multichannel video programming and technical operations of broadcast licensees. Our program services and online properties are subject to a variety of laws and regulations, including those relating to issues such as content regulation, user privacy and data protection, and consumer protection, among others. Further, the United States Congress, the FCC and state legislatures currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters, including technological changes and measures relating to privacy and data security, which could, directly or indirectly, affect the operations and ownership of the Company’s U.S. media properties. Similarly, changes in regulations imposed by governments in other jurisdictions in which the Company, or entities in which the Company has an interest, operate could adversely affect its business and results of operations.

In addition, changes in tax laws, regulations or the interpretations thereof in the U.S. and other jurisdictions in which the Company has operations could affect the Company’s results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits.

4.1	Indenture, dated as of August 25, 2009, as amended and restated on February 16, 2011, by and among News America Incorporated, News Corporation, as guarantor, and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on February 17, 2011).

4.2	Registration Rights Agreement, dated February 16, 2011, by and among News America Incorporated, News Corporation, J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith Incorporated.*

4.3	Form of Notes representing $1,000,000,000 principal amount of 4.50% Senior Notes due 2021, dated February 16, 2011.*

4.4	Form of Notes representing $1,500,000,000 principal amount of 6.15% Senior Notes due 2041, dated February 16, 2011.*

10.1	Employment Agreement, effective as of January 1, 2011, between News America Incorporated and Joel Klein.*

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2011 and 2010; (ii) Consolidated Balance Sheets at March 31, 2011 (unaudited) and June 30, 2010 (audited); (iii) Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 2011 and 2010; and (iv) Notes to the Unaudited Consolidated Financial Statements.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ David F. DeVoe
David F. DeVoe Senior Executive Vice President and Chief Financial Officer

Date:    May 4, 2011