Form 10-K
period 2011-06-30
NEWS CORP
filed 2011-08-15
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Large accelerated filer  ☒             Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of December 23, 2010, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of News Corporation’s Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $26,864,060,746, based upon the closing price of $14.82 per share as quoted on the NASDAQ Stock Market on that date, and the aggregate market value of News Corporation’s Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $7,937,232,452, based upon the closing price of $16.50 per share as quoted on the NASDAQ Stock Market on that date.

As of August 5, 2011, 1,828,371,543 shares of Class A Common Stock and 798,520,953 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the News Corporation definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of News Corporation’s fiscal year end.

PART I

ITEM 1.	BUSINESS

Background

News Corporation, a Delaware corporation, is a diversified global media company with operations in the following six industry segments: (i) Cable Network Programming; (ii) Filmed Entertainment; (iii) Television; (iv) Direct Broadcast Satellite Television; (v) Publishing; and (vi) Other. The activities of News Corporation are conducted principally in the United States, the United Kingdom, Continental Europe, Australia, Asia and Latin America. For financial information regarding News Corporation’s segments and operations in geographic areas, see “Item 8. Financial Statements and Supplementary Data.” Unless otherwise indicated, references in this Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (the “Annual Report”) to “we,” “us,” “our,” “News Corporation” or the “Company” means News Corporation and its subsidiaries.

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

In July 2011, the Company announced that it would close its publication, News of the World, after allegations of phone hacking and payments to police. As a result of these allegations, the Company is subject to several ongoing investigations by U.K. and U.S. regulators and governmental authorities, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is fully cooperating with these investigations. In addition, the Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. The Company has taken steps to solve the problems relating to News of the World including the creation and establishment of an independent Management & Standards Committee (the “MSC”), which will have oversight of, and take responsibility for, all matters in relation to the News of the World phone hacking case, police payments and all other connected issues at News International Group Limited (“News International”), including as they may relate to other News International publications. The MSC appointed an independent Chairman, Lord Grabiner QC, and will report directly to Joel Klein, Executive Vice President and a director of the Company, who in turn will report to Viet Dinh, an independent director and Chairman of the Company’s Nominating and Corporate Governance Committee. Both directors will update the Company’s Board of Directors. The MSC will ensure full cooperation with all relevant investigations and inquiries into News of the World matters and all other related issues across News International and will conduct its own internal investigations where appropriate. The MSC will also be responsible for reviewing existing compliance systems and for proposing and overseeing the implementation of new compliance, ethics and governance procedures at News International. The Company has engaged outside counsel to assist it in responding to U.K. and U.S. governmental inquiries.

In June 2010, the Company announced that it had proposed to the board of directors of British Sky Broadcasting Group plc (“BSkyB”), in which the Company currently has an approximate 39% interest, to make a cash offer of 700 pence per share for the BSkyB shares that the Company does not already own. Following the allegations regarding News of the World, on July 13, 2011, the Company announced that it no longer intended to make an offer for the BSkyB shares that the Company does not already own. As a result of the July 2011 announcement, the Company paid BSkyB a breakup fee of approximately $63 million in accordance with a cooperation agreement between the parties.

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30 in each year. Through its predecessor, the Company was incorporated in 1979 under the Company Act 1961 of South Australia, Australia. At June 30, 2011, the Company had approximately 51,000 full-time employees. The Company’s principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036 and its telephone number is (212) 852-7000. The Company’s website is www.newscorp.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, through the Company’s website as soon as reasonably practicable after the material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Such reports may also be obtained without charge from the Company, and paper copies of any exhibits to such reports are also available for a reasonable fee per page charge to the requesting stockholder. Any materials that the Company filed with the SEC also may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

Special Note Regarding Forward-Looking Statements

This document and the documents incorporated by reference into this Annual Report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain statements that constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other factors is set forth under the heading “Item 1A. Risk Factors” in this Annual Report. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the Consolidated Financial Statements of News Corporation and related notes set forth elsewhere in this Annual Report.

BUSINESS OVERVIEW

The Company is a diversified global media company, which manages and reports its businesses in the six segments described below.

Cable Network Programming

The Company produces and licenses news, business news, sports, general entertainment and movie programming for distribution through cable television systems and direct broadcast satellite operators in the United States and internationally.

FOX News. FOX News owns and operates the FOX News Channel, a 24-hour all news national cable channel currently available to over 99 million U.S. households according to Nielsen Media Research, as well as the FOX Business Network which is currently available to over 58 million U.S. households.

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

FSN. Fox Sports Net, Inc. (“FSN, Inc.”) is the largest regional sports network (“RSN”) programmer in the United States, focusing on live professional and major collegiate home team sports events. FSN, Inc.’s sports programming business currently consists primarily of ownership interests in 12 RSNs, including numerous sub-regional feeds (the “FSN RSNs”) and National Sports Programming, which operates FSN (“FSN”), a national sports programming service. FSN, Inc. also is affiliated with, through FSN, an additional nine RSNs that are not owned by FSN, Inc. (the “FSN Affiliated RSNs”). FSN provides the FSN RSNs and the FSN Affiliated RSNs with national sports programming, featuring original and licensed sports-related programming, as well as live and replay sporting events. The FSN RSNs and the FSN Affiliated RSNs currently have approximately 83 million subscribers and have rights to telecast live games of 66 of 81 U.S. professional sports teams in Major League Baseball (“MLB”), the National Basketball Association and the National Hockey League; collegiate conferences; and numerous college and high school sports teams.

FX. Currently reaching close to 100 million U.S. households according to Nielsen Media Research, FX is a general entertainment network that telecasts a growing roster of original series, as well as acquired television series and motion pictures. FX’s lineup for the 2011-2012 season includes the critically acclaimed Sons of Anarchy, Justified and the final season of Rescue Me. Also included in the 2011-2012 season line-up is the seventh season of the comedy series It’s Always Sunny in Philadelphia, the third seasons of Archer and The League and the second season of Louie. Current syndicated series include That ‘70s Show, Spin City, Malcolm in the Middle, The Bernie Mac Show and Two and a Half Men, which will be joined by How I Met Your Mother in September 2012. During the 2011-2012 season, FX will also showcase the television premieres of theatrical motion pictures, including Twilight, Transformers 2, The Proposal, Wolverine, Night At The Museum 2, Star Trek, Karate Kid, Grown Ups, How To Train Your Dragon, Ice Age 3 and, the number one movie of all time, Avatar. FX also recently acquired the telecast premiere rights to The Hangover 2, X-Men: First Class, Rise of the Planet of the Apes, Thor, Captain America, Rio, Kung Fu Panda 2, Transformers 3 and Green Lantern, all premiering in 2013. The Company also produces and distributes FX HD, a 24-hour national programming service produced and distributed in high definition.

SPEED. Currently reaching more than 78 million households in the United States according to Nielsen Media Research, SPEED brings viewers season-long coverage of the National Association of Stock Car Auto Racing (“NASCAR”) races, events and original programming (including exclusive coverage of the annual NASCAR Sprint All-Star Race and NASCAR Hall of Fame ceremonies). In addition, SPEED delivers programming from other top racing series, such as Formula One, Grand American Road Racing, the 24 Hours of Le Mans, World of Outlaws, AMA Pro Racing, AMA Supercross, AMA Motocross, Monster Jam, World Superbike and MotoGP. In the spring of 2011, SPEED premiered three new enthusiast series, Car Warriors, Car Science and American Trucker. SPEED also is distributed by Fox Latin America Channels to subscribers in Mexico, Canada and Latin America and by Premier Media Group in Australia. The Company also produces and distributes SPEED HD, a 24-hour national programming service produced and distributed in high definition. SPEED’s new broadband network, SPEED2, launched in fiscal 2010. SPEED2, which features live and on-demand streaming of over 200 hours of motorsports events and enthusiast programming online, is expected to reach more than 30 million households in 2011.

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

Fox Movie Channel. Fox Movie Channel (“FMC”) was Hollywood’s first studio-based movie network. FMC airs Twentieth Century Fox films, as well as documentaries and original series that explore the moviemaking process from script to screen.

Fox Soccer Channel. Fox Soccer Channel is an English-language programming service offering comprehensive coverage of world-class soccer. Top properties include the UEFA Champions League, England’s Barclays Premier League, Italian Serie A, FA Cup and 2011 Major League Soccer, along with daily soccer news programs, magazine shows and in depth coverage on the world’s most popular sport. The Company also produces and distributes Fox Soccer Channel HD, a 24-hour national programming service produced and distributed in high definition.

Fox Soccer Plus. Launched in fiscal 2010, Fox Soccer Plus is a premium cable network showcasing nearly 700 exclusive live soccer and rugby competitions. Soccer events include matches from the UEFA Champions League, England’s Barclays Premier League, Italian Serie A, FA Cup, Npower Championship and Carling Cup. Rugby coverage includes matches from the Heineken Cup, Aviva Premiership and RaboDirect Pro 12.

Fox Pan American Sports and Fox Deportes. The Company has an approximate 33% equity interest in Fox Pan American Sports LLC (“FPAS”), with HM Capital Partners, LLC owning the remainder. FPAS owns and operates Spanish-language sports businesses, including the Fox Sports Latin America network (a Spanish-language sports network distributed to subscribers in certain Caribbean and Central and South American nations outside of Brazil). Through the Company’s interest in FPAS and an additional direct ownership interest, the Company has a 53% interest in Fox Deportes (the first Spanish-language sports programming service to be distributed in the United States). Fox Deportes (formerly known as Fox Sports en Español), has more than 2,100 hours of live and exclusive programming and reaches more than 20 million cable and satellite households in the United States, of which almost 6 million are U.S. Latino.

Big Ten Network. The Company owns an approximate 51% interest in the Big Ten Network, a 24-hour national programming service dedicated to the Big Ten Conference and Big Ten athletics, academics and related programming, and Big Ten Network HD, a 24-hour national programming service produced and distributed in HD.

National Geographic U.S. The Company holds an approximate 70% interest in NGC Network US LLC (“NGC Network”), which produces and distributes the National Geographic Channel and National Geographic Channel HD, Nat Geo Wild and Nat Geo Wild HD in the United States, with NGHT, LLC, a subsidiary of the National Geographic Society (“NGHT”), holding the remaining interest. National Geographic Channel and National Geographic Channel HD currently reach approximately 71 million households in the United States and Nat Geo Wild and Nat Geo Wild HD reach approximately 54 million subscribers in the United States according to Nielsen Media Research.

The National Geographic Channels air documentary programming on such topics as natural history, adventure, science, exploration and culture. The Nat Geo Wild channels air documentary programming featuring natural history. In July 2011, NGC Network launched Nat Geo Mundo, a Spanish-language national programming service airing documentary programming on topics similar to those featured on the National Geographic Channels.

Fox International Channels (“FIC”). FIC operates, develops and distributes primarily factual and general entertainment channels in various countries in Europe, Latin America, the Caribbean, Africa and Asia, including the Fox Channel, Fox Life, FX, SPEED, Utilisima (which is also distributed in the United States), Fox Crime, NEXT, FOX History & Entertainment, the Voyage Channel, FOX Sports, STAR World and STAR Movies. These channels are distributed either in HD or in standard definition (“SD”) or in certain cases, in both HD and SD.

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

FIC owns a 55% equity interest in LAPTV, a partnership that distributes six premium pay television channels (Movie City, Movie City HD, City Mix, City Family, City Stars and City Vibe and their multiplexes) and two basic television channels (The Film Zone East and West and Cinecanal) in Latin America (excluding Brazil). Such channels primarily feature theatrical motion pictures of Twentieth Century Fox and three other studio partners in the English language with Spanish subtitles. FIC has voting control over an additional 22.5% interest in LAPTV.

FIC also owns a majority equity interest in Elite Sports Limited, a company that owns and distributes BabyTV, a 24-hour channel dedicated to infants and toddlers under three years old to over 100 countries, including the United States.

FIC also manages Channel [V] Thailand in which the Company owns a 49% interest. Channel [V] Thailand owns a Thai language music channel. FIC licenses its Channel [V] brand to a third party in Australia to operate a music channel.

In addition, FIC has a joint venture with CJ Media, a Korean media conglomerate for the distribution of the tvN channel, a 24-hour general entertainment channel featuring Korean content, such as original dramas, variety shows, reality and lifestyle programs.

STAR India. STAR India develops, produces and broadcasts 28 channels in eight languages, which are distributed primarily via satellite to local cable, internet protocol television (“IPTV”) and direct-to-home (“DTH”) operators for distribution throughout Asia, the United Kingdom, Continental Europe and North America to their subscribers. STAR India’s primary sources of programming for its channels include original programming produced, commissioned or acquired by STAR India. STAR India also owns a Hindi film library comprised of approximately 799 titles, a South Indian languages film library comprised of approximately 2,553 titles, a Hindi television program library comprised of approximately 620 titles and a South Indian languages program library comprised of approximately 3,875 titles. STAR India’s channels include the flagship Hindi general entertainment channel STAR Plus, the Bengali general entertainment channel STAR Jalsha and the Marathi general entertainment channel STAR Pravah.

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

The Company also owns an approximate 26% stake in Balaji Telefilms Limited (“Balaji”), which is one of the largest television content production companies in India, the shares of which are listed on The Stock Exchange, Mumbai and the National Stock Exchange of India. Balaji currently produces serials broadcast on general entertainment channels in India.

The Company also holds an approximate 30% interest in Tata Sky Limited which owns and operates a DTH platform in India. The Company has a 50/50 joint venture with Den Networks Limited (“Star Den”) to operate a television channel distribution business in India, Nepal and Bhutan that exclusively distributes STAR India’s owned and affiliated channels in these territories. In May 2011, the Company and Star Den entered into a 50/50 joint venture with Zee Turner Limited and Zee Entertainment Enterprises Limited (“ZEEL”) to distribute and market all channels owned by the Company and ZEEL, their respective affiliated channels and other third party channels in India, Nepal and Bhutan.

The Company has expanded into television home shopping in India through a 50/50 joint venture with CJ O Shopping Co. Ltd., a leading home shopping company in South Korea and China.

STAR Taiwan. STAR Taiwan develops and broadcasts Chinese language television programming targeted at Chinese-speaking audiences in Taiwan and the rest of Asia on a pay television basis. STAR Taiwan’s television services are distributed primarily via satellite to local cable, IPTV and DTH operators in Asia and North America. STAR Taiwan’s channels include STAR Chinese Channel, STAR Chinese Movies, STAR Chinese Movies 2, STAR Chinese Movies HD and Channel [V] Taiwan. The primary sources of programming for STAR Taiwan’s channels include programming acquired from third party sources and original programming commissioned by STAR Taiwan.

Middle East. The Company has an approximate 15% interest in Rotana Holding FZ-LLC (“Rotana”), which operates a diversified film, television, audio, advertising and entertainment business across the Middle East and North Africa. The Company also has a 50% interest in Broadcast Middle East FZ-LLC (“BME”), with the other 50% interest held by Moby Media Holdings FZ-LLC. BME broadcasts Farsi language general entertainment programming across the Middle East under the “Farsi1” and, beginning July 2011, the “Zemzemeh” brands.

ESPN STAR Sports. The Company owns a 50% interest in ESPN STAR Sports, with ESPN, Inc. owning the remainder. ESPN STAR Sports is the leading sports broadcaster in Asia and operates 22 channels in different languages.

Phoenix. The Company owns an approximate 18% interest in Phoenix, a company listed on the Main Board of The Stock Exchange of Hong Kong Limited. Phoenix owns and operates Chinese language general entertainment, movie and current affairs channels, all of which are targeted at Chinese audiences around the world and are primarily distributed on a free or an encrypted basis via pay television platforms in Asia and Europe and in the United States. Phoenix also operates outdoor advertising and new media businesses. Phoenix’s new media business, Phoenix New Media Limited, was spun off and listed on the New York Stock Exchange in May 2011.

Competition

General. Cable network programming is a highly competitive business. Cable networks compete for distribution and, when distribution is obtained, for viewers and advertisers with free-to-air broadcast television, radio, print media, motion picture theaters, DVDs, Blu-ray high definition format discs (“Blu-rays”), Internet, wireless and portable viewing devices and other sources of information and entertainment. Important competitive factors include the prices charged for programming, the quantity, quality and variety of programming offered and the effectiveness of marketing efforts.

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

FX. FX faces competition from a number of basic cable and pay television programming services, such as USA, TNT, Spike TV, Home Box Office, Inc. (“HBO”) and Showtime Networks Inc. (“Showtime”), as well as free-to-air broadcast networks that provide programming that targets the same viewing audience as FX. FX also faces competition from these programming services in the acquisition of distribution rights to movie and series programming.

National Geographic U.S. National Geographic Channel and Nat Geo Wild face competition for viewers and advertising from a number of basic cable and broadcast television channels, such as Discovery Channel, History Channel, Animal Planet, Travel Channel, Science Channel, History International, Military Channel, Biography and Tru TV, as well as free-to-air broadcast networks and sports, news and general entertainment networks which have acquired or produced competing programming.

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

Feature Film Production and Distribution

One of the world’s largest producers and distributors of motion pictures, Fox Filmed Entertainment (“FFE”) produces, acquires and distributes motion pictures throughout the world under a variety of arrangements. During fiscal 2011, FFE placed 24 motion pictures in general release in the United States. The motion pictures of FFE are produced and/or distributed by the following units of FFE: Twentieth Century Fox and Fox 2000, which produce and acquire motion pictures for mainstream audiences; Fox Searchlight Pictures, which produces and acquires specialized motion pictures; and Twentieth Century Fox Animation, which produces feature length animated motion pictures. In addition, Fox International Productions, Inc. co-produces, co-finances and acquires local-language motion pictures for distribution outside the United States. The motion pictures produced and/or distributed by FFE in the United States and international territories in fiscal 2011 included The Chronicles of Narnia: The Voyage of the Dawn Treader, Rio, X-Men: First Class, Black Swan, 127 Hours and Tree of Life. FFE has already released or currently plans to release approximately 25 motion pictures in the United States in fiscal 2012, including Rise of the Planet of the Apes, Alvin and the Chipmunks: Chipwrecked!, We Bought a Zoo, Prometheus, Abraham Lincoln: Vampire Hunter, Another Earth, Martha Marcy May Marlene, The Descendants and The Best Exotic Marigold Hotel.

Pursuant to an agreement with Monarchy Enterprises Holdings B.V. (“MEH”), the parent company of New Regency in which the Company has a 20% interest, and certain of MEH’s subsidiaries, FFE distributes certain New Regency films and all films co-financed by FFE and New Regency in all media worldwide, excluding a number of international territories with respect to television rights. Among its fiscal 2012 releases, FFE currently expects to distribute four films either fully financed by New Regency or co-financed by FFE and New Regency.

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

Through Twentieth Century Fox Home Entertainment LCC, the Company distributes motion pictures and other programming produced by units of FFE, its affiliates and other producers in the United States, Canada and international markets in all home media formats, including the sale and rental of DVDs and Blu-rays. In fiscal 2011, the domestic home entertainment division released or re-released approximately 1,177 produced and acquired titles, including 25 new FFE film releases, approximately 819 catalog titles and approximately 333 television and non-theatrical titles. In international markets, the Company distributed, produced and acquired titles both directly and through foreign distribution channels, with approximately 904 releases in fiscal 2011, including approximately 28 new FFE film releases, approximately 663 catalog titles and approximately 213 television and non-theatrical releases. In fiscal 2011, the Company continued its worldwide home video distribution arrangement with Metro-Goldwyn-Mayer (“MGM”), releasing approximately 959 MGM home entertainment theatrical, catalog and television programs domestically and 662 internationally. The Company also continued its domestic home video distribution arrangement with Lions Gate, releasing approximately 1,582 Lions Gate home entertainment theatrical, catalog and television programs. During fiscal 2011, the domestic home entertainment division released 274 Blu-ray titles, including 25 new FFE film releases, 210 catalog titles and 39 television and non-theatrical releases. In international markets, the Company released 198 Blu-ray titles, including 21 new FFE film releases and 177 catalog titles. The Company also distributed 136 Blu-ray titles from MGM domestically and 65 titles internationally, and 205 Blu-ray titles from Lions Gate domestically.

Units of FFE license motion pictures and other programs in the United States, Canada and international markets to various third party and certain affiliated subscription pay television, subscription video-on-demand, pay-per-view, video-on-demand and electronic sell-through services. The license agreements reflecting the subscription pay television arrangements generally provide for a specified number of exhibitions of the program during a fixed term in exchange for a license fee that is based on a variety of factors, including the box office performance of each program and the number of subscribers to the service or system. Among third party license agreements that units of FFE have in place in the United States for television exhibition of their motion pictures are exclusive subscription pay television license agreements with HBO, providing for the licensing of films initially released for theatrical exhibition through 2015, as well as arrangements with Starz Encore Group. The license agreements reflecting the pay-per-view and video-on-demand services arrangements generally provide for a license fee based on a percentage of the licensee’s gross receipts from the exhibition of the program, and in some cases, a guaranteed minimum fee. In addition, these agreements generally provide for a minimum number of scheduled pay-per-view exhibitions and a minimum video-on-demand exhibition period during a fixed term. Units of FFE also license motion pictures in the United States to direct broadcast satellite (“DBS”) pay-per-view services operated by EchoStar Communications Corporation, as well as to pay-per-view and video-on-demand services operated by The DIRECTV Group, Inc. and iN Demand L.L.C. In addition, units of FFE license motion pictures and other programs to third parties, including Apple Inc. (“Apple”) and Amazon.com Inc. (“Amazon”), for electronic sell-through over the Internet, enabling consumers in the United States to acquire the right to retain permanently such programs. In international markets, units of FFE license motion pictures and other programming to leading third party pay television, pay-per-view, video-on-demand and electronic sell-through services, as well as to pay television and video-on-demand services operated by various affiliated entities.

Competition. Motion picture production and distribution are highly competitive businesses. The Company competes with other film studios, independent production companies and others for the acquisition of artistic properties, the services of creative and technical personnel, exhibition outlets and the public’s interest in its products. The number of motion pictures released by the Company’s competitors, particularly the other major film studios, in any given period may create an oversupply of product in the market, which may reduce the Company’s shares of gross box office admissions and may make it more difficult for the Company’s motion pictures to succeed. The commercial success of the motion pictures produced and/or distributed by the Company is affected substantially by the public’s unpredictable response to them. The competitive risks affecting the Company’s home entertainment business include the number of home entertainment titles released by the Company’s competitors that may create an oversupply of product in the market, competition among home media formats, such as DVDs and Blu-rays, and other methods of distribution, such as video-on-demand services.

The Company faces ongoing risks associated with controlling unauthorized copying and distribution of the Company’s programs. For a further discussion of issues relating to unauthorized copying and distribution of the Company’s programs, see “— Intellectual Property.”

Television Programming, Production and Distribution

Twentieth Century Fox Television (“TCFTV”). During fiscal 2011, TCFTV produced television programs for the FOX Broadcasting Company (“FOX”), FX Networks, LLC (“FX”), ABC Television Network (“ABC”), CBS Broadcasting, Inc. (“CBS”), NBC Television Network (“NBC”), Comedy Partners (“Comedy Central”), Showtime and Arts & Entertainment Network (“A&E”). TCFTV currently produces, or has orders to produce, episodes of the following television series: Allen Gregory, American Dad, Bob’s Burgers, Bones, The Cleveland Show, Family Guy, The Finder, Glee, Napoleon Dynamite, New Girl, Raising Hope, The Simpsons and Terra Nova for FOX; Sons of Anarchy and American Horror Story for FX; Apartment 23, Last Man Standing and

Modern Family for ABC; Awake and The Playboy Club for NBC; How I Met Your Mother for CBS; Futurama for Comedy Central; Homeland for Showtime and Breakout Kings for A&E. Generally, a network will license a specified number of episodes for exhibition on the network during the license period. All other distribution rights, including international and off-network syndication rights, are typically retained by TCFTV, utilized by other units of the Company or sold to third parties.

Television programs generally are produced under contracts that provide for license fees that may cover only a portion of the anticipated production costs. As these costs have increased in recent years, the resulting deficit between production costs and license fees for domestic first-run programming also has increased. Therefore, additional licensing is often critical to the financial success of a series. Successful U.S. network television series are, for example, (i) licensed for first-run exhibition in Canadian and international markets, (ii) released in DVD and Blu-ray box sets, (iii) licensed for off-network exhibition in the United States (including in syndication and to cable programmers), (iv) licensed for further television exhibition in international markets and (v) made available for electronic sell-through and streaming, including individual episodes and full series. Typically, a series must be broadcast for at least three to four television seasons for there to be a sufficient number of episodes to offer the series in syndication or to cable and DBS programmers in the United States. The decision of a television network to continue a series through an entire television season or to renew a series for another television season depends largely on the series’ audience ratings.

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

Twentieth Television derives revenue from off-network, theatrical and first-run program sales in the form of cash license fees paid by both broadcast and cable licensees, and from the sales of national advertising units retained by Twentieth Television in its programs. Twentieth Television licenses such shows as Modern Family, Glee, How I Met Your Mother, It’s Always Sunny in Philadelphia, My Name Is Earl, Family Guy, American Dad, M*A*S*H, Bones, and The Simpsons to cable and broadcast networks. Twentieth Television also manages and distributes the long running series, COPS and America’s Most Wanted, and sells national advertising on behalf of other third party syndicators.

Fox Television Studios (“FtvS”). FtvS is a program supplier to the major U.S. and international broadcast and cable networks. FtvS is currently producing the series Burn Notice and White Collar for USA Network, The Glades for A&E, The Killing for AMC, Kendra and Holly’s World for E! and In the Flow with Affion Crockett for FOX.

Shine Limited (“Shine”). Shine is an international television production and distribution group with 26 production companies across 12 countries creating and exploiting scripted and non-scripted content in the global marketplace. Shine companies include award-winning genre specialists such as UK-based Kudos (drama), Dragonfly (factual), Princess Productions (entertainment) and multi-genre producer Shine TV; independent U.S. producer Reveille; and Metronome Film & Television, the Nordic region’s largest production group. Shine International, the international distribution arm, was responsible for distributing a catalogue of more than 3,000 hours of broadcast content in fiscal 2011. Shine has also established businesses in Germany, France, Australia, Spain and Portugal. Internationally renowned shows from the Shine group include MasterChef, The Biggest Loser, One Born Every Minute, Minute to Win It and fantasy drama Merlin.

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

Motion Picture and Television Library

The Company’s motion picture and television library (the “Fox Library”) consists of varying rights to several thousand previously released motion pictures and many well-known television programs. Motion pictures in the Fox Library include many successful and well-known titles, such as The Sound of Music, Mrs. Doubtfire, Dr. Dolittle, Home Alone, the Star Wars series, the X-Men series, Independence Day, The Day After Tomorrow, the Ice Age series, Sideways, Walk the Line, The Devil Wears Prada, Little Miss Sunshine, the Night at the Museum series, the Alvin and the Chipmunks series, Slumdog Millionaire and Taken, as well as five of the top 15 domestic box office grossing films of all time, which are Avatar, Titanic (together with Paramount Pictures Corporation), Star Wars Episode IV: A New Hope, Star Wars Episode I: The Phantom Menace and Star Wars Episode III: Revenge of the Sith.

The Fox Library contains varying rights to many television series and made-for-television motion pictures. The television programming in the Fox Library consists of such classic series as 24, King of the Hill, Prison Break, Boston Legal, My Name is Earl, The Mary Tyler Moore Show, M*A*S*H, Hill Street Blues, Doogie Howser, M.D., L.A. Law, The Wonder Years, The Practice, Ally McBeal, Angel, Dharma & Greg, In Living Color, The X-Files, Buffy the Vampire Slayer and NYPD Blue, as well as prior seasons of such current series as The Simpsons, Bones, Family Guy, The Cleveland Show, Glee, Modern Family, Futurama, How I Met Your Mother, Sons of Anarchy and American Dad.

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

Of the 27 full power stations, 17 stations are affiliates of FOX (“FOX Affiliates”). For a description of the programming offered to FOX Affiliates, see “—FOX Broadcasting Company.” In addition, Fox Television Stations owns and operates 10 stations affiliated with Master Distribution Service, Inc. (“MyNetworkTV”).

The following table lists certain information about each of the television stations owned and operated by Fox Television Stations. Unless otherwise noted, all stations are FOX Affiliates.

Fox Television Stations (1)

	DMA/Rank	Station		Digital Channel (former analog channel) (2)	Type	Percentage of U.S. Television Households Reached (3)
New York, NY	1	WNYW		44 (5)	UHF	6.5%
		WWOR	(4)	38 (9)	UHF
Los Angeles, CA	2	KTTV		11 (11)	VHF	4.9%
		KCOP	(4)	13 (13)	VHF
Chicago, IL	3	WFLD		31 (32)	UHF	3.0%
		WPWR	(4)	51 (50)	UHF
Philadelphia, PA	4	WTXF		42 (29)	UHF	2.6%
Dallas, TX	5	KDFW		35 (4)	UHF	2.2%
		KDFI	(4)	36 (27)	UHF
Boston, MA	7	WFXT		31 (25)	UHF	2.1%
Atlanta, GA	8	WAGA		27 (5)	UHF	2.1%
Washington, DC	9	WTTG		36 (5)	UHF	2.1%
		WDCA	(4)	35 (20)	UHF
Houston, TX	10	KRIV		26 (26)	UHF	1.9%
		KTXH	(4)	19 (20)	UHF
Detroit, MI	11	WJBK		7 (2)	VHF	1.6%
Phoenix, AZ	12	KSAZ		10 (10)	VHF	1.6%
		KUTP	(4)	26 (45)	UHF
Tampa, FL	14	WTVT		12 (13)	VHF	1.5%
Minneapolis, MN (5)	15	KMSP		9 (9)	VHF	1.5%
		WFTC	(4)	29 (29)	UHF
Orlando, FL	19	WOFL		22 (35)	UHF	1.3%
		WRBW	(4)	41 (65)	UHF
Baltimore, MD	26	WUTB	(4)	41 (24)	UHF	1.0%
Austin, TX	44	KTBC		7 (7)	VHF	0.6%
Memphis, TN	48	WHBQ		13 (13)	VHF	0.6%
Gainesville, FL	160	WOGX		31 (51)	UHF	0.1%
TOTAL						37.2%

Source: Nielsen Media Research, January 2011

(1)

The information presented in the table above reflects the 2009 conversion of Fox Television Stations to all-digital broadcasts. For more information on the transition to digital broadcast, see “Government Regulation—Television.”

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

(3)

VHF television stations transmit on Channels 2 through 13 and UHF television stations on Channels 14 through 51. The Federal Communications Commission (the “FCC”) applies a discount (the “UHF Discount”) which attributes only 50% of the television households in a local television market to the audience reach of a UHF television station for purposes of calculating whether that station’s owner complies with the national station ownership cap imposed by FCC regulations and by statute; in making this calculation, only the station’s actual (digital) broadcast channel is considered. In addition, the coverage of two commonly owned stations in the same market is counted only once. The percentages listed are rounded and do not take into account the UHF Discount. For more information regarding the FCC’s national station ownership cap, see “Government Regulation—Television” in this Annual Report.

(4)	MyNetworkTV affiliate.
(5)

The Company also owns and operates full power station KFTC, Channel 26, Bemidji, MN as a satellite station of WFTC, Channel 29, Minneapolis, MN. Station KFTC is in addition to the 27 full power stations described in this section.

FOX Broadcasting Company (“FOX”)

FOX has 203 FOX Affiliates, including the 17 stations owned and operated by the Company, which reach approximately 99% of all U.S. television households. In general, each week FOX regularly delivers to its affiliates 15 hours of prime-time programming and 90 minutes of late-night programming on Saturday. FOX’s prime-time programming features such series as House, The Simpsons, Bones, Fringe and Glee; unscripted series such as American Idol and So You Think You Can Dance; and various specials. In addition, a significant component of FOX’s programming consists of sports programming, with FOX providing to its affiliates live coverage (including post-season) of the National Football Conference of the National Football League (the “NFL”) and MLB, as well as live coverage of the Sprint Cup Series of the NASCAR. FOX also airs a two-hour block of direct response programming on Saturday mornings provided by Worldlink Ventures (“Worldlink”), a media sales firm. FOX’s agreement with Worldlink extends through the 2012-2013 broadcast season.

FOX’s prime-time line-up is intended to appeal primarily to target audiences of 18 to 49-year old adults, the demographic group that advertisers seek to reach most often. During the 2010-2011 traditional September to May broadcast season, FOX ranked first in prime-time programming based on viewership of adults ages 18 to 49 (based on Live+7 ratings, FOX had a 3.5 rating and a 10 share, CBS had a 2.9 rating and an 8 share, ABC had a 2.5 rating and a 7 share and NBC had a 2.3 rating and a 7 share). The median age of the FOX viewer is 45 years, as compared to 49 years for NBC, 51 years for ABC and 55 years for CBS.

FOX obtains programming from major television studios and independent television production companies pursuant to license agreements. The terms of those agreements generally provide FOX with the right to broadcast a television series for a minimum of four seasons.

National sports programming, such as the NFL, MLB and NASCAR programming, is obtained under license agreements with professional sports leagues or organizations. FOX’s current licenses with the NFL, MLB and NASCAR extend until the 2013 NFL season, the 2013 MLB season and the 2014 NASCAR season. In addition, FOXSports.com provides a comprehensive mix of news, exclusive analysis, fantasy games and one of the Internet’s largest collections of online sports video. FOXSports.com on MSN had an average of 25 million unique users and 790 million page views in the United States during June 2011 according to comScore Media Metrix.

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

MyNetworkTV

At the beginning of the 2009-2010 television season, MyNetworkTV transitioned to a new programming distribution service, Master Distribution Service, Inc., distributing two hours per night of original and off- network programming from Twentieth Television and other third party syndicators to its affiliates. As of June 30, 2011, MyNetworkTV had 181 affiliates, including 10 stations owned and operated by the Company, reaching approximately 97% of U.S. households.

Competition. The network television broadcasting business is highly competitive. FOX and MyNetworkTV compete with other broadcast networks, such as ABC, NBC, CBS and The CW Television Network, independent television stations, cable and DBS program services, as well as other media, including DVDs, Blu-rays, digital video recorders (“DVR”), video games, print and the Internet for audiences, programming and, in the case of FOX, advertising revenues. In addition, FOX and MyNetworkTV compete with other broadcast networks and other programming distribution services to secure affiliations with independently owned television stations in markets across the United States. ABC, NBC and CBS each broadcasts a significantly greater number of hours of programming than FOX and, accordingly, may be able to designate or change time periods in which programming is to be broadcast with greater flexibility than FOX. In addition, future technological developments may affect competition within the television marketplace.

Each of the stations owned and operated by Fox Television Stations also competes for advertising revenues with other television stations and radio and cable systems in its respective market area and with other advertising media, such as newspapers, magazines, outdoor advertising, direct mail and Internet websites. All of the stations owned and operated by Fox Television Stations are located in highly competitive markets. Additional elements that are material to the competitive position of each of the television stations include management experience, authorized power and assigned frequency of that station. Competition for sales of broadcast advertising time is based primarily on the anticipated and actually delivered size and demographic characteristics of audiences as determined by various rating services, price, the time of day when the advertising is to be broadcast, competition from the other broadcast networks, cable television systems, DBS services and other media and general economic conditions. Competition for audiences is based primarily on the selection of programming, the acceptance of which is dependent on the reaction of the viewing public, which is often difficult to predict.

Direct Broadcast Satellite Television

The Company engages in the direct broadcast satellite business through its subsidiary, SKY Italia. The Company also owns significant equity interests in BSkyB and Sky Deutschland AG (“Sky Deutschland”), which are engaged in the DBS business (for a description of the businesses of these equity interests, please see discussion under heading “Equity Interests”).

SKY Italia

SKY Italia currently distributes more than 175 channels of basic, premium and pay-per-view programming services via satellite and broadband directly to subscribers in Italy. This programming includes exclusive rights to popular sporting events, newly-released movies and SKY Italia’s original programming, such as SKY TG 24, Italy’s first 24-hour news channel. As of June 30, 2011, SKY Italia had approximately 4.97 million subscribers.

Competition. The number of pay television subscribers with services in Italy, other than SKY Italia, is growing and is expected to continue to increase. SKY Italia’s competition includes companies that offer video, audio, interactive programming, telephony, data and other information and entertainment services, including broadband Internet providers, digital terrestrial transmission (“DTT”) services, wireless companies and companies that are developing new media technologies. Competition is encouraged through the regulatory environment that requires SKY Italia to wholesale its premium programming, to limit the length and exclusivity of certain of its premium programming contracts and to provide third parties with access to the SKY Italia platform. In addition, since 2003, SKY Italia had been prohibited from owning a DTT frequency or providing a pay television DTT offer under a commitment made to the European Commission (the “EC”) through December 31, 2011. In July 2010, the EC modified this restriction to allow SKY Italia to bid for one DTT frequency. However, if SKY Italia were to successfully bid for such a DTT frequency, the EC would limit SKY Italia’s use of such frequency to exclusively free-to-air channels for five years subsequent to its acquisition. For a further discussion of the government regulations to which SKY Italia is subject, see “Government Regulation—Cable Network Programming and Direct Broadcast Satellite Television.”

Publishing

The Company is engaged in the publishing business, primarily through its subsidiaries News International, News Limited, Dow Jones, The New York Post, The Daily, Harper Collins Publishers and News America Marketing Group. The Company evaluates these businesses collectively as a result of evolving trends in the overall publishing industry including digital distribution.

News International

News International publishes The Times, The Sunday Times, The Sun and, until July 2011, News of the World in the United Kingdom and Ireland. Sales of these four newspapers account for approximately one-third of all national newspapers sold in the United Kingdom. Both The Times, a daily published Monday through Saturday, and The Sunday Times, are leading quality newspapers. The Sun, published each morning Monday through Saturday is a popular, mass market newspaper, as was News of the World, which until July 10, 2011 was published on Sunday. The average paid circulation for each of these four national newspapers for the six months ended June 30, 2011 was approximately: The Times—440,581; The Sunday Times—1,000,848; The Sun—2,806,746; and News of the World—2,667,428. News International is addressing new media challenges through the introduction of paywalls around its newspaper website and is focusing on innovative solution deals and payment by results advertising to boost advertising revenues.

On July 7, 2011, News International announced that July 10, 2011 would be the last issue of News of the World after allegations of phone hacking and inappropriate payments to police officers by employees or contractors at News of the World.

The printing of News International’s national newspapers (except Saturday and Sunday supplements) takes place principally in its printing facilities located in England, Scotland and Ireland.

News International also publishes The Times Literary Supplement, a weekly literary review.

News Limited

News Limited is the largest newspaper publisher in Australia by readership and circulation, owning approximately 146 daily, Sunday, weekly, bi-weekly and tri-weekly newspapers, of which three are free commuter titles and 102 are suburban publications (including 16 of which News Limited has a 50% interest). News Limited publishes the only nationally distributed general interest newspaper in Australia, the leading metropolitan newspapers in each of the major Australian cities of Sydney, Melbourne, Brisbane, Adelaide, Perth, Hobart and Darwin and the leading suburban newspapers in the suburbs of Sydney, Melbourne, Adelaide, Brisbane and Perth. News Limited’s daily and Sunday newspapers account for more than 69% of the total circulation of all daily and Sunday newspapers (excluding suburban and regional newspapers) published in Australia.

News Limited’s principal daily newspapers in Australia are: The Australian; The Daily Telegraph, published in Sydney; the Herald Sun, published in Melbourne; The Courier-Mail, published in Brisbane; The Advertiser, published in Adelaide; The Mercury, published in Hobart; and the Northern Territory News, published in Darwin. The Australian, which is Australia’s only general interest national daily newspaper, is printed in seven cities and distributed nationwide. News Limited’s other principal daily newspapers in Australia are mass circulation, regional newspapers with broad-based readerships and are published and distributed regionally. The average Monday to Friday paid circulation of each of these daily newspapers during fiscal 2011 was approximately as follows: The Australian—133,000; The Daily Telegraph—358,000; the Herald Sun—499,000; The Courier-Mail—205,000; The Advertiser—180,000; The Mercury—44,000; and the Northern Territory News—20,000. The average Saturday paid circulation of each of these daily newspapers during fiscal 2011 was approximately as follows: The Weekend Australian—297,000; The Daily Telegraph—330,000; the Herald Sun—494,000; The Courier-Mail—282,000; The Advertiser—243,000; The Mercury—61,000; and the Northern Territory News—31,000.

News Limited’s principal Sunday newspapers in Australia are: The Sunday Telegraph, published in Sydney; the Sunday Herald Sun, published in Melbourne; The Sunday Mail, published in Brisbane; the Sunday Mail, published in Adelaide; The Sunday Times, published in Perth; the Sunday Tasmanian, published in Hobart; and the Sunday Territorian, published in Darwin. All these newspapers are mass circulation, metropolitan Sunday newspapers with broad-based readerships reflecting the diversity of the populations of the cities in which they are published. The average paid circulation of each of these Sunday newspapers during fiscal 2011 was approximately as follows: The Sunday Telegraph—627,000; the Sunday Herald Sun—585,000; The Sunday Mail (Brisbane)—503,000; the Sunday Mail (Adelaide)—294,000; The Sunday Times—296,000; the Sunday Tasmanian—58,000; and the Sunday Territorian—21,000.

The other newspapers that News Limited owns and publishes in Australia are distributed to a wide range of readers in urban, suburban and rural areas and are principally weekly publications. The majority of such newspapers are free-distribution suburban publications. In the Sydney suburban markets, News Limited owns 21 weekly newspapers; in Melbourne, 33 weekly newspapers; in Brisbane, 21 weekly newspapers; in Adelaide, 11 weekly newspapers; and in Perth, News Limited’s 50% owned suburban group publishes 16 weekly newspapers. The aggregate average weekly circulations of these suburban newspapers for the six months ended March 31, 2011 was approximately 5,125,000 homes.

In addition to these newspapers, News Limited also publishes two other monthly publications with an average circulation for the six months ended March 31, 2011 of approximately 99,000 homes.

News Limited’s suburban newspapers are leading publications in terms of advertising and circulation in each of their respective markets. News Limited’s other newspapers in Australia are regional newspapers, circulating throughout broader, less densely populated areas.

Except for 30 of its suburban newspapers, News Limited’s Australian newspapers are produced and printed in facilities owned by the Company.

Dow Jones

Dow Jones is a global provider of news and business information, with newspaper, newswire, website, newsletter, magazine, database, conference, radio and video businesses. Dow Jones offers products targeting both individual consumer and business and institutional customers, including The Wall Street Journal, Dow Jones Newswires, Factiva, Barron’s, MarketWatch, SmartMoney and other products. Products targeting business and institutional customers, including Dow Jones Newswires and Factiva, combine news and information with technology and tools designed to inform decisions and to aid awareness, research and understanding. The Dow Jones Local Media business publishes community newspapers, websites and other products in seven U.S. states.

The Wall Street Journal. The Wall Street Journal is available in print, online at WSJ.com, and on mobile devices such as smart phones, e-readers and tablets. The Wall Street Journal is the leading circulation daily newspaper in the United States, with average print and digital circulation in fiscal 2011 of more than 2.1 million. WSJ.com has more than 1.0 million paid subscribers as of June 30, 2011. WSJ.com, which offers both free and premium content, also averaged more than 28 million visitors per month during fiscal 2011 according to Adobe Omniture. The Wall Street Journal’s three major national print editions are produced at plants around the United States, including 10 owned by the Company. The Wall Street Journal sells regional advertising in 19 regional print editions and pre-printed advertisements in various subsets of the print circulation. The Wall Street Journal also publishes a regional edition for the New York City area called Greater New York.

Barron’s. Barron’s is available in print, online at Barrons.com, and on mobile devices. Barron’s caters to financial professionals, individual investors and others interested in financial markets. Its print edition is published weekly. In fiscal 2011, Barron’s had an average paid weekly circulation of nearly 305,000 and Barrons.com had more than 154,000 paid subscribers. Barron’s print edition is produced at plants around the United States, including at 10 owned by the Company.

SmartMoney. SmartMoney publishes news and information focusing on personal finance, and is available in print, online at SmartMoney.com, and on mobile devices. The print edition of SmartMoney is published monthly. In fiscal 2011, SmartMoney had average monthly paid circulation of more than 800,000.

The Wall Street Journal Digital Network (“WSJDN”). WSJDN comprises business and financial news websites and mobile applications. In addition to WSJ.com, Barrons.com and SmartMoney.com, discussed above, WSJDN includes MarketWatch, AllThingsD.com and related sites. In fiscal 2011, WSJDN averaged more than 42 million visitors per month with more than 480 million page views according to Adobe Omniture. MarketWatch comprises an investing and financial news site targeting active investors and related sites, and averaged more than 10 million visitors per month during fiscal 2011 according to Adobe Omniture. AllThingsD.com is a personal technology site that features breaking technology news, in-depth coverage of Silicon Valley and the media industry, and product reviews and analysis.

International Editions of The Wall Street Journal. The Wall Street Journal Europe print edition, which had an average circulation of more than 77,000 during fiscal 2011, is headquartered in London and printed in Belgium, Germany, Italy, Spain, Switzerland, Turkey and the United Kingdom. The Wall Street Journal Asia print edition, which had an average circulation of more than 82,000 during fiscal 2011, is headquartered in Hong Kong and printed in Hong Kong, India, Indonesia, Japan, Malaysia, the Philippines, Singapore, South Korea, Taiwan and Thailand. Regional coverage from The Wall Street Journal Europe and The Wall Street Journal Asia is also available online at WSJ.com. Dow Jones also publishes The Wall Street Journal Special Editions, which provide Wall Street Journal pages and/or content in local languages.

Factiva. Factiva provides news and business information with search and discovery technology and tools to assist business and institutional customers with research, awareness and decision-making. Factiva had over 1.9 million paying customers worldwide as of June 30, 2011.

Dow Jones Newswires. Dow Jones Newswires is a premier provider of real-time business news and information to financial professionals and online investors around the world via terminals, portals and intranet sites with hundreds of thousands of financial professionals and millions of online investors relying on this information each trading day. It publishes over 15,000 news items in multiple languages each day, including breaking news, analysis, commentary and statistical data.

Dow Jones Local Media. The Dow Jones Local Media business publishes local media print publications, including eight general interest dailies in California, Maine, Massachusetts, New Hampshire, New York, Oregon and Pennsylvania, and related local websites. In fiscal 2011, average print and digital circulation for these dailies was more than 201,000, with Sunday print and digital circulation of over 240,000. The Dow Jones Local Media business also publishes 13 weekly newspapers, performs commercial printing at its five printing locations and offers other products and services.

Other Products and Distribution Channels. Dow Jones VentureSource, which targets business and institutional customers, is a database for venture capital and private equity markets tracking key developments of more than 69,000 venture-backed and private equity-backed companies world-wide, with details on more than 9,000 active investors. Dow Jones Watchlist helps compliance professionals identify high-risk clients and business associates. The eFinancialNews business, based in London, serves the European financial services industry with print, online, training and events businesses. The Wall Street Journal Professional Edition provides business and professional readers with specialized and targeted news and information. Dow Jones also distributes news and information to individual consumers through other channels of content distribution, including: television, radio/audio, online video, consumer electronic licensing, The Wall Street Journal classroom, campus and Sunday editions, and WSJ.Magazine. Dow Jones also owns an interest in Vedomosti, a joint venture owned equally by Dow Jones, Pearson Plc and Independent Media, which publishes a Russian language business daily.

New York Post

The New York Post (the “Post”) is a mass circulation, metropolitan morning newspaper published seven days a week and primarily distributed in the New York metropolitan area, the Northeast, Florida and California. For the fiscal year ended June 30, 2011, average weekday circulation, including digital editions, was approximately 520,000. The Company prints the Post in a printing facility in the Bronx, New York and uses third party printers in its other markets in the United States.

The Company’s Community Newspaper Group also owns several local newspapers and other publications distributed in the New York metropolitan area.

The Daily

The Daily is a first-of-its-kind daily national news publication built exclusively as an application for tablet computing. The Daily is a subscription-based news product, published daily. The Daily launched on the iPad in February 2011 and as of June 30, 2011 has been downloaded more than 1 million times from the iTunes App Store.

Harper Collins Publishers

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

During fiscal 2011, HarperCollins U.S. had 166 titles on the New York Times bestseller list, with 18 titles hitting number one, including Sh*t My Dad Says by Justin Halpern, Straight Talk, No Chaser by Steve Harvey, Red by Sammy Hagar, Just Kids by Patti Smith, The Happiness Project by Gretchen Rubin, Tribal Leadership by Dave Logan, John King & Halee Fischer-Wright, Pretty Little Liars by Sara Shepard, I Am Number Four by Pittacus Lore, Silverlicious by Victoria Kann, Beastly by Alex Flinn, Knuffle Bunny Free by Mo Willems, Beezus and Ramona, Movie Tie-in Edition by Beverly Cleary, Fancy Nancy: Ooh La La! It’s Beauty Day by Jane O’Connor, Charlie the Ranch Dog by Ree Drummond, Scaredy-Cat, Splat! by Rob Scotton, My Mommy Hung the Moon by Jamie Lee Curtis, The Vampire Diaries: Stefan’s Diaries: Vol. 1 Origins by L.J. Smith, Kevin Williamson & Julie Plec, and Fancy Nancy: Stellar Stargazer! by Jane O’Connor.

News America Marketing Group

News America Marketing Group (“NAMG”) publishes free-standing insert publications and provides in-store marketing products and services.

NAMG is one of the two largest publishers of free-standing inserts in the United States. Free-standing inserts are multiple-page marketing booklets containing coupons, rebates and other consumer offers, which are distributed to consumers through insertion primarily into local Sunday newspapers. Advertisers, primarily packaged goods companies, pay NAMG to produce free-standing inserts, and NAMG contracts with and pays newspapers to include the free-standing inserts primarily into the newspapers’ Sunday editions. NAMG produces approximately 74 million free-standing inserts more than 40 times a year, which are inserted in approximately 1,600 Sunday newspapers throughout the United States. NAMG, through an affiliate, also produces over eight million free-standing inserts approximately 15 times annually, which are inserted into over 200 Canadian newspapers in Canada.

NAMG is a leading provider of in-store marketing products and services, primarily to consumer packaged goods manufacturers, with products in more than 55,000 supermarkets, drug stores, dollar stores, office supply stores and mass merchandisers worldwide.

SmartSource® is the brand name that is linked with NAMG’s vast assortment of marketing products, including, among others, free-standing inserts, NAMG’s instant coupon machines and various shelf advertising products. The SmartSource® brand currently reaches approximately 158 million consumers weekly.

The SmartSource iGroup manages NAMG’s portfolio of database and electronic marketing solutions. The database marketing business, branded SmartSource Direct, provides direct mail solutions via its national network of retailer frequent shopper card databases. SmartSource Direct’s frequent shopper card database accesses the purchase behavior of more than 100 million cardholders. The SmartSource Savings Network, which includes SmartSource.com, encompasses all of NAMG’s electronic couponing and sampling solutions accessed through the web, mobile and tablet-based programming and reaches an audience of more than 85 million consumers.

Competition

The newspapers, magazines and online publications of the Company that target individual consumers compete for readership and advertising with a variety of print and digital media. The competition includes local and national newspapers, as well as wholly web-based media, along with television, radio and other communications media.

Competition for newspaper circulation is based on the news and editorial content of the newspaper, cover price and, from time to time, various promotions. The success of the newspapers published by the Company in competing with newspapers and other media for advertising depends upon advertisers’ judgments as to the most effective use of their advertising budgets. Competition for advertising among newspapers is based upon circulation levels, readership levels and demographics, advertising rates and advertiser results. Such judgments are based on factors such as cost, availability of alternative media, circulation and quality of readership demographics.

In recent years, the newspaper industry has experienced difficulty increasing or maintaining circulation volume and revenues. This is due to, among other factors, increased competition from new media formats and sources, and shifting preferences among some consumers to receive all or a portion of their news from sources other than a newspaper. New channels for distributing news and other content to consumers could impact performance, positively or negatively. Smart phones and tablet computers and the applications associated with both have the potential to introduce new or different pricing schemes and/or affect the relationship between publisher and customer. The Company believes that competition from new media formats and sources and shifting consumer preferences will continue to pose challenges within the newspaper industry.

Online publications, as well as print publications, compete with other websites that offer continuously updated coverage of business news, as well as licensing of electronic content. Competitors of Dow Jones’ online publications include FT.com, New York Times Digital, TheStreet.com, Bloomberg, Forbes.com, Yahoo!Finance, CNET, CNN Money, MSNMoney/CNBC and Google Finance.

Dow Jones Newswires competes with other global financial newswires, including Thomson Reuters and Bloomberg L.P., as well as many Internet-based providers of financial news and information. Factiva competes with various business information service providers, including LexisNexis, Thomson Reuters, Hoover’s and OneSource. Factiva also competes with various Internet-based information search services such as those offered by Google, Microsoft and Yahoo!.

The book publishing business operates in a highly competitive market that is quickly changing and continues to see technological innovations, including electronic book devices sold by Amazon, Apple and

Barnes & Noble. HarperCollins competes with other large publishers, such as Random House, Penguin Group, Simon & Schuster and Hachette Livre, as well as with numerous smaller publishers, for the rights to works by well-known authors and public personalities. In addition, HarperCollins competes for readership with other media formats and sources.

NAMG competes against other providers of marketing products and services, including those that provide promotional or advertising inserts and direct mailers of promotional or advertising materials, as well as those that provide trade and in-store advertisements and promotions. Competition is based on, among other things, rates, availability of traditional and digital markets, quality of products and services provided and their effectiveness, and rate of coupon redemption.

Other

Digital Media Businesses

The Company’s digital media businesses include IGN Entertainment, Inc. (“IGN”), and other internet properties and, until June 29, 2011, Myspace. These businesses develop and promote content and experiences for internet audiences and generate revenue through internet advertising, sponsorships, subscriptions and e-commerce.

On June 29, 2011, the Company sold Myspace, including its stake in Myspace Music, LLC, to Specific Media, a digital media company, and received a minority equity stake in Specific Media in connection with the sale.

IGN’s network of video game, lifestyle and entertainment-related Internet properties represent many of the top web properties in their respective categories across the Internet. IGN’s Games sites (IGN.com, 1UP, GameSpy, FilePlanet, TeamXbox and others) is the number one gaming information network on the Internet with over 12.9 million unique users and 244 million page views in the United States in June 2011 according to comScore Media Metrix. IGN’s GameSpy Technology group provides technology for online game play in video games. IGN also owns and operates one of the leading men’s lifestyle websites, AskMen.com. In May 2011, IGN acquired UGO Entertainment, Inc., which owns the ugo.com and 1up.com men’s lifestyle and video gaming sites, from Hearst Corporation in exchange for a minority ownership stake in IGN. Also in May 2011, IGN sold its Direct2Drive digital distribution site to GameFly, Inc. (“GameFly”), a leading video game rental service, for a minority ownership stake in GameFly.

Making Fun, Inc. (“Making Fun”) is a social games developer and publisher acquired in December 2010. Making Fun makes games for various platforms, including Facebook, Android, and iOS, and has launched its first games with additional ones in development.

Competition. These digital media businesses compete for advertisers, users and traffic with other Internet sites and offline entertainment and advertising options. These businesses develop new tools and features to remain competitive. These new tools and features are key competitive factors in keeping users engaged with these digital media businesses.

News Outdoor

In July 2011, the Company sold its majority interest in its outdoor advertising businesses in Russia and Romania. This transaction completed the Company’s divestment of its outdoor advertising business, with the exception of News Outdoor Czech Republic, for which the Company is currently exploring its strategic options, including the possible sale of this business. The Company previously sold its majority interest in its outdoor advertising businesses in the Ukraine and Poland in May 2011 and October 2010, respectively.

Wireless Generation

In the third quarter of fiscal 2011, the Company acquired Wireless Generation, an educational technology company providing mobile and web software, data systems and professional services that enable teachers to use data to assess student progress and deliver individualized instruction. It serves more than 200,000 teachers and three million students across all 50 states.

Other Operations

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

Equity Interests

BSkyB

The Company holds an approximate 39% interest in BSkyB. BSkyB’s ordinary shares are listed on the London Stock Exchange under the symbol “BSY”. BSkyB operates the leading pay television broadcast service in the United Kingdom and Ireland, as well as broadband and telephony services. BSkyB acquires and commissions programming to broadcast on its own channels and supplies certain of those channels to cable operators for retransmission by the cable operators to their subscribers in the United Kingdom and Ireland. BSkyB also retails channels (both its own and those of third parties) to DTH subscribers and to certain of its own channels to a limited number of DSL subscribers. In June 2010, the Company announced that it had proposed to the board of directors of BSkyB to make a cash offer of 700 pence per share for the BSkyB shares that the Company does not already own. Following the allegations regarding News of the World, on July 13, 2011, the Company announced that it no longer intended to make an offer for the BSkyB shares that the Company does not already own. As a result of the July 2011 announcement, the Company paid BSkyB a breakup fee of approximately $63 million in accordance with a cooperation agreement between the parties.

NDS

The Company holds an approximate 49% interest in NDS. NDS creates technologies and applications that enable pay television operators to deliver digital content to televisions, set-top boxes, DVRs, personal computers, portable media players, removable media and other mobile devices securely.

FOXTEL

The Company, Telstra Corporation Limited, an Australian telecommunications company, and Consolidated Media Holdings, an Australian media and entertainment company, own and operate FOXTEL, a cable and satellite television service in Australia with 25%, 50% and 25% interests, respectively. At June 30, 2011, FOXTEL had approximately 1.65 million managed subscribers (including subscribers to Optus, an Australian telecommunications company). At June 30, 2011, 100% of the FOXTEL managed subscriber base was connected to FOXTEL’s digital service, which delivers over 180 channels on cable and satellite.

Other Investments

SkyNZ. The Company owns an approximate 44% interest in Sky Network Television Limited, a land-linked UHF network and digital DBS service in New Zealand.

Hulu. The Company has an approximate 32% equity interest in Hulu, LLC (“Hulu”) which operates an online video service that offers video content from Fox, NBC Universal, The Walt Disney Company and over 100 other third party content licensors. Hulu’s premium programming is available free of charge to viewers at Hulu.com and over 40 destination sites online, including AOL, IMDb, MSN, Myspace and Yahoo!. Additional premium programming is available on a monthly subscription basis at Hulu.com and through software applications on Internet-connected devices, including smart phones, tablets, gaming consoles and set-top boxes.

Sky Deutschland. The Company owns a 49.9% equity interest in Sky Deutschland, the leading pay television operator in Germany and Austria. The core business of Sky Deutschland is subscription pay-tv and it offers a wide range of programming in Germany and Austria and can be received via Teleclub in Switzerland. Sky Deutschland’s program offering includes current feature films, new series, children’s channels, documentaries and live sports, such as the German Bundesliga and UEFA Champions League. Sky Deutschland has market leading HD offering with 27 HD channels, and an additional service called “Sky Go” which is available on the web, iPhone and iPad.

In fiscal 2011, the Company agreed to backstop €400 million (approximately $525 million) of financing measures that were being initiated by Sky Deutschland of which approximately €342 million (approximately $450 million) has been completed. As part of these financing measures, the Company acquired 108 million additional shares of Sky Deutschland. The aggregate cost of the shares acquired by the Company was approximately €115 million (approximately $150 million) and the shares were newly registered shares issued pursuant to the total capital increase. In addition, in accordance with the backstop, the Company agreed with Sky Deutschland to subscribe to a bond issuance that is convertible for up to 53.9 million underlying Sky Deutschland shares. The convertible bond was issued to the Company in January 2011 for approximately €165 million (approximately $225 million). The Company currently has the right to convert the bond into equity, subject to certain black-out periods. If not converted, the Company will have the option to redeem the bond for cash upon its maturity in four years. The remaining amount under the backstop of approximately €58 million (approximately $75 million), must be funded prior to December 2011 and will be provided as a shareholder loan to the extent Sky Deutschland does not generate other proceeds through capital increases or convertible bond issuances. The Company has also agreed to loan Sky Deutschland approximately $70 million to support the launch of a sports news channel. The Company expects to fund these amounts in fiscal 2012.

CMC-News Asia. In fiscal 2011, the Company transferred the equity and related assets of its STAR China business along with the Fortune Star Chinese movie library with a combined market value of approximately $140 million to CMC-News Asia Holdings Limited (“CMC-News Asia”), a joint venture with China Media Capital, a media investment fund in China, and China Media Capital paid cash of approximately $74 million to the Company. The Company holds an approximate 47% interest in CMC-News Asia. CMC-News Asia develops and broadcasts the Chinese language Xing Kong and Channel [V] China channels primarily in China on a free-to-air basis to local cable operators in southern China and three-star and above hotels and other approved organizations and institutions, and sells television, new media, home video and other rights to its extensive contemporary Chinese film library comprised of over 750 titles.

Government Regulation

General

Various aspects of the Company’s activities are subject to regulation in numerous jurisdictions around the world. The Company believes that it is in material compliance with the requirements imposed by those laws and regulations described herein. The introduction of new laws and regulations in countries where the Company’s products and services are produced or distributed (and changes in the enforcement of existing laws and regulations in those countries) could have a negative impact on the interests of the Company.

Cable Network Programming and Direct Broadcast Satellite Television

United States. FCC regulations adopted pursuant to the Cable Television Consumer Protection and Competition Act of 1992 (the “Program Access Rules”) prevent a cable operator that has an attributable interest (including voting or non-voting stock ownership of 5% or more or limited partnership equity interests of 5% or more) in a programming vendor from exercising undue or improper influence over the vendor in its dealings with competitors to cable. The Program Access Rules also prohibit a cable programmer in which a cable operator has an attributable interest from entering into exclusive contracts with any cable operator or from discriminating among competing Multichannel Video Programming Distributors in the price, terms and conditions of sale or delivery of programming. The cable networks operated by the Company are not currently subject to the Program Access Rules.

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

Additional categories of regulation of actual or potential significance to the Company are restrictions on foreign investment in distribution platforms, television programming production, limitations on exclusive arrangements for channel distribution and non-discrimination requirements for supply or carriage of programming and anti-competition or anti-trust legislation. Such restrictions are different in each country.

India. In India, private satellite dish ownership, including DTH, is allowed. Television viewers receive broadcast television signals primarily through terrestrial and cable delivery and, in more recent years, through DTH and IPTV delivery. Terrestrial broadcasting remains the domain of government-owned broadcast stations.

All cable television operators are required to carry certain government-operated channels. Retransmissions of foreign satellite channels, such as STAR India’s channels, are permitted, subject to licensing requirements and compliance with local applicable laws, including programming and advertisement codes. The Indian government requires that all cinematograph film and media content, whether produced in India or abroad, be certified by the Central Board of Film Certification prior to exhibition in India and also places certain restrictions on advertising content.

Limits are imposed by the Indian government on the increase in the year-on-year prices payable by cable operators to broadcasters for all pay and free-to-air channels, including the Company’s channels. Further, certain areas have been notified for pay channels to be compulsorily provided through conditional access systems where cable operators are required to provide such channels at a capped retail price, of which the broadcasters’ share is restricted to 45%. The wholesale and retail pricing tariffs are presently under review consequent to intervention by the Indian courts. While there is no tariff regulation for DTH at retail level, broadcasters are required to offer their channels to DTH platforms at 42% of the rates charged to analogue cable operators pursuant to an interim order by the Supreme Court of India. Broadcasters are also required to provide their channels on non-discriminatory terms to all distributors if no carriage charges are being sought from broadcasters.

China. In mainland China, private satellite dish ownership is prohibited except with special approval for hotels and, government and foreign institutions that can receive only authorized broadcasts. There is a quota on the amount of foreign content that local television stations may broadcast. Foreign satellite channels are not subject to such content restriction but they may only be distributed in three-star and above hotels and other approved organizations and institutions that are allowed to receive overseas satellite television channels or by local operators that have received special approval to retransmit foreign satellite channels. In addition, local operators may only broadcast and transmit channels that carry content that falls within the genre of the government approval or license.

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

Latin America. The Company broadcasts television programming throughout approximately 18 Latin American countries, as well as the Caribbean. Certain countries in which the Company operates have a regulatory framework for the satellite and cable television industry. These regulations vary in each country as does their impact on the Company’s business. Regulations of actual or potential significance to the Company include those in Argentina, where the government has required pay TV operators to carry certain government operated channels, has imposed restrictions on the ability to effectuate price increases on rates charged to pay TV operators, has reduced by half the available advertising inventory on the channels and has imposed a withholding tax on advertisers purchasing advertising inventory on international channels. In Brazil, legislation is under consideration that creates quotas for both local production by international pay TV programmers and local channels for pay TV operators and imposes restrictions on advertising time.

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

On June 12, 2009, all full-power broadcast television stations were required to cease transmission in analog and convert to all digital broadcasts (“DTV”). By that date, the 27 stations owned and operated by Fox Television Stations terminated their analog transmissions and, as required by law, each station surrendered one of the two broadcast channels it had been allotted in order to facilitate the transition to DTV. All Fox Television Stations continue to transmit digital signals on their remaining channels. Under FCC rules, television stations may use their digital channel to broadcast HD digital programming and “multicast” several streams of standard definition digital programming and/or offer mobile digital television channels. Broadcasters may also deliver data over these channels, provided that the supplemental services do not derogate the mandated, free-to-air program service. In April 2010, Fox Television Stations and eleven other major broadcast station group owners formed Mobile Content Venture (“MCV”), a joint venture to develop a new national mobile content service utilizing the stations’ digital broadcast spectrum. MCV is expected to launch in 32 markets by the end of 2011.

In March 2010, the FCC delivered its national Broadband Plan to Congress, which reviews the nation’s broadband Internet infrastructure and recommends a number of initiatives to spur broadband deployment and use. In order to free up more spectrum for wireless broadband services, the Broadband Plan proposes to make spectrum available, including 120 megahertz of broadcast spectrum, by incentivizing current private-sector spectrum holders to return some of their spectrum to the government by 2015 through such initiatives as voluntary “incentive” spectrum auctions (with current licensees permitted to share in the auction proceeds) and “repacking” of channel assignments to increase efficient spectrum usage. If voluntary measures fail to yield the amount of spectrum the FCC deems necessary for wireless broadband deployment, the Broadband Plan proposes various mandates to reclaim spectrum, such as forced channel sharing. The broadcast industry is exploring additional uses for currently allocated spectrum, such as the mobile delivery of digital video and print content contemplated by MCV, to demonstrate that broadcasters need to retain all of their spectrum in order to bring valuable services to consumers. On November 30, 2010, the FCC launched a rulemaking designed to lay the foundation for eventual repurposing of portions of the broadcast spectrum for wireless broadband services. Some of the Broadband Plan proposals, such as voluntary “incentive” auctions, also require Congressional action. On June 8, 2011, the Senate Commerce Committee approved legislation that would authorize the FCC to conduct auctions of spectrum a broadcaster “relinquishes voluntarily.” The bill would give the FCC the discretion to disburse a portion of any auction proceeds to the relinquishing licensee and would establish a fund to reimburse the reasonable costs of broadcasters that are relocated to a different channel due to reallocation or “repacking” of channel assignments. Similar legislation has been introduced in the House of Representatives. It is not possible to predict the timing or outcome of implementation of the Broadband Plan, whether related legislation will be enacted into law, or the effect of the Broadband Plan or Congressional action on the Company.

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

Several parties appealed the June 2003 Order. The United States Court of Appeals for the Third Circuit (the “Third Circuit”) stayed the effectiveness of the new rules and, on June 24, 2004, remanded the FCC’s June 2003 Order for additional justification or modification of the revisions the FCC had made to its ownership regulations. On February 4, 2008, the FCC issued an order that concluded its 2006 review of its broadcast ownership regulations and addressed the issues raised by the Third Circuit’s remand (the “February 2008 Order”). The FCC decided there should be no changes to its multiple ownership rules relating to the ownership of more than one television station in the same market. Those rules (i) permit the ownership of two television stations with overlapping coverage areas if the stations are in separate DMAs; and (ii) permit the ownership of two stations in the same DMA if their Grade B coverage areas do not overlap or if eight independently owned full power television stations will remain in the DMA after the stations that had been independently owned become commonly owned, and one of the merged stations is not among the top four-ranked stations in the market, based on audience share. The FCC modified its rule prohibiting common ownership of a broadcast station and a newspaper in the same market to allow such combinations in certain situations. The February 2008 Order was appealed by several parties, including the Company. On July 7, 2011, the Third Circuit affirmed the FCC’s decision to retain its multiple ownership rules and vacated and remanded the revision to the newspaper/broadcast cross-ownership rule on the grounds the FCC failed to comply with procedural notice and comment requirements.

Fox Television Stations is in compliance with the rules governing ownership of multiple stations in the same market and with the national station ownership cap established by Congress. Fox Television Stations retains an attributable interest in the Post and two television stations in the New York DMA. On October 6, 2006, the FCC reaffirmed the Company’s permanent waiver of the newspaper/broadcast cross-ownership rule, which allows the common ownership of the Post and WNYW(TV), and granted a two-year temporary waiver of the rule to continue to allow the common ownership of the Post and WWOR-TV (the “October 2006 Order”). The Company has asked the FCC to extend the permanent waiver to WWOR-TV. The temporary waiver remains in effect pursuant to FCC precedent pending FCC action on this request. Parties opposed to the October 2006 Order filed a petition for reconsideration with the FCC, which was denied on May 22, 2009. Other opponents of the October 2006 Order have asked the FCC to reconsider its May 22, 2009 decision and have filed an opposition to the Company’s request for a permanent waiver. It is not possible to predict the timing or outcome of the FCC’s action on this request for reconsideration or its effect on the Company.

FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 require each television broadcaster to elect, at three-year intervals, either to (i) require carriage of its signal by cable systems in the station’s market (“must carry”) or (ii) negotiate the terms on which that broadcast station would permit transmission of its signal by the cable systems within its market (“retransmission consent”). Generally, the Company has elected retransmission consent for the stations owned and operated by Fox Television Stations. On November 30, 2007, the FCC resolved issues relating to carriage requirements for digital broadcast television signals on cable systems by concluding that cable operators are required to ensure that all “must carry” television signals remain viewable in homes with only analog equipment. In addition, the FCC reaffirmed that “must carry” stations that “multicast” several streams of digital programming are entitled to the carriage by cable systems of only a single “primary” programming stream. The digital signals of stations that elect retransmission consent may be carried in any manner consistent with the agreement between the cable system and the broadcaster. The Satellite Home Viewer Improvement Act of 1999 required satellite carriers, as of January 1, 2002, to carry upon request all television stations located in markets in which the satellite carrier retransmits at least one local station pursuant to the copyright license provided in the statute (“Carry One, Carry All”). FCC regulations implementing this statutory provision require affected stations to elect either mandatory carriage at the same three year intervals applicable to cable “must carry” or negotiate carriage terms with the satellite operators. Satellite carriers are expected to seamlessly replace stations’ analog signals with digital signals. In March 2008, the FCC decided that its Carry One, Carry All policy also applies to local stations’ HD DTV signals; however, satellite carriers could phase in the carriage of all HD DTV signals in a DMA over a four year period beginning in February 2010. Several cable and satellite operators filed a petition for rulemaking with the FCC seeking changes in the retransmission consent regulations, including the imposition of mandatory arbitration and required interim carriage in the event the broadcaster and distributor fail to reach a carriage agreement. In March 2011, the FCC responded by initiating a rulemaking to explore changes to its retransmission consent regulations. The FCC tentatively concluded that it does not have the power to order mandatory arbitration or interim carriage and instead sought comment on modifications to its rules affecting retransmission consent negotiations, including providing more guidance under the FCC’s “good faith negotiation” standard, improving notice to consumers in advance of possible disruptions of TV station carriage and eliminating program exclusivity rules that restrict cable and satellite operators’ ability to negotiate for alternative access to network programming. Among other things, the FCC sought comment on whether it should be a per se violation of “good faith negotiation” requirements for a station to agree to give its network the right to approve retransmission consent agreements or to comply with such an approval requirement in the network affiliation agreement. The broadcast industry, including Fox Entertainment Group and Fox Television Stations, has filed comments opposing changes to the current retransmission consent regime. It is not possible to predict the timing or outcome of the rulemaking or its effect on the Company.

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

On March 15, 2006, the FCC determined that the 2002 and 2003 Billboard Music Awards programs, both live broadcasts on FOX, violated the prohibitions against indecent and profane broadcasts because they contained isolated uses of the forbidden expletives (the “March 15 Order”). However, since these broadcasts preceded the FCC’s March 2004 policy, no forfeiture or other penalty was imposed. Nonetheless, in April 2006, Fox Television Stations appealed the March 15 Order to the Second Circuit Court of Appeals (the “Second Circuit”). On June 4, 2007, the Second Circuit granted Fox’s appeal, vacating the March 15 Order as well as the FCC’s new policy on “fleeting expletives” in its entirety on the grounds that both were arbitrary and capricious. The United States obtained review by the U.S. Supreme Court, which reversed the Second Circuit’s decision and remanded the case back to the Second Circuit for consideration of the constitutional issues that had been raised before but not yet decided by that court. On June 13, 2010, the Second Circuit vacated the March 15 Order and the FCC’s indecency policy underlying it on the grounds that the policy is unconstitutionally vague and violates the First Amendment. The Supreme Court granted the government’s request for certiorari and will review the constitutionality of the FCC’s indecency enforcement regime. A decision is expected by June 2012. It is not possible to predict the outcome of the Supreme Court’s review.

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

The FCC continues to enforce strictly its regulations concerning political advertising, children’s television, environmental concerns, equal employment opportunity, technical operating matters and antenna tower maintenance. FCC rules require the closed captioning of almost all broadcast and cable programming. A federal law enacted in late 2010 requires affiliates of the four largest broadcast networks in the 25 largest markets to carry 50 hours of prime time or children’s programming per calendar quarter with video descriptions, i.e., a verbal description of key visual elements is inserted into natural pauses in the audio and broadcast over a separate audio channel. Cable and satellite operators with 50,000 or more subscribers must do the same on each of the top five non-broadcast networks they carry. Compliance is required by January 1, 2012 and will apply to FOX affiliates in the Top 25 markets. On March 3, 2011, the FCC commenced a rulemaking to implement the statute’s video description requirements. Fox News Channel, which is among the top five non-broadcast networks, filed comments seeking the statutory exemption for “live or near-live” programming. The same statute will require programming that was captioned on television to retain captions when distributed over the Internet. Although not required by FCC regulation, the Company has committed to provide program ratings information for its broadcast network programming for use in conjunction with V Chip technology, a technology that blocks the display of television programming based on its rating. FCC regulations governing network affiliation agreements mandate that television broadcast station licensees retain the right to reject or refuse network programming in certain circumstances or to substitute programming that the licensee reasonably believes to be of greater local or national importance. Violation of FCC regulations can result in substantial monetary forfeitures, periodic reporting conditions, short-term license renewals and, in egregious cases, denial of license renewal or revocation of license.

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

Federal regulators’ interest in issues of privacy, cybersecurity and data security has been steadily increasing over the past year. In late 2010 the Federal Trade Commission (“FTC”) and the Department of Commerce (“DOC”) each issued a staff report proposing new frameworks for consumer privacy protection; the FTC report called for federal “Do Not Track” legislation. The FTC has also ratcheted up its enforcement actions against companies that fail to live up to their privacy or data security commitments to consumers. A number of privacy and data security bills have been introduced in both Houses of Congress that address the collection, maintenance and use of personal information, web browsing and geolocation data, and establish data security and breach notification requirements. Several Congressional hearings have examined privacy implications for online, offline and mobile data. The DOC recently issued a “green paper” on cybersecurity and the White House has proposed cybersecurity legislation. Some state legislatures have already adopted legislation that regulates how businesses operate on the Internet, including measures relating to privacy, data security and data breaches. The industry released a set of self-regulatory online behavioral advertising principles in 2009, which are in the process of being implemented by web publishers, online advertisers and online advertising networks. It is unclear whether these industry efforts alone will address the concerns expressed by some federal and state officials about use of anonymous web browsing data to serve targeted advertising. It is not possible to predict whether proposed privacy and data security legislation will be enacted or to determine what effect such legislation might have on the Company’s business.

Foreign governments are raising similar privacy and data security concerns. In particular, the EU is reviewing its privacy legal framework, including expansion of data breach obligations for all industry sectors, and is actively evaluating the privacy implications of online behavioral data collection and usage. Different policy options, including new regulations, are being considered at both the EU and member state levels. European industry is working to implement a self-regulatory regime for online behavioral advertising that is largely consistent with the U.S. self-regulatory framework. Most of this activity is in its early stages but tighter regulation of the collection, use and security of online data is likely. It is unclear how any government action would affect the Company’s business.

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

Intellectual Property

The Company’s intellectual property assets include: copyrights in motion pictures, television programming, newspapers, books, magazines, websites and technologies; trademarks in names, logos and characters; domain names; patents or patent applications for inventions related to its products, business methods and/or services; and licenses of intellectual property rights of various kinds. The Company derives value from these assets through the theatrical release of films and the production, distribution and/or licensing of its films and television programming to domestic and international television and cable networks, pay television services, pay-per-view, video-on-demand services and DTH satellite services, operation of websites, and through the sale of products, such as DVDs, Blu-rays, books, newspapers and magazines, among others.

The Company devotes significant resources to protecting its intellectual property in the United States and other key foreign territories. To protect these assets, the Company relies upon a combination of copyright, trademark, unfair competition, patent, trade secret and other laws and contract provisions. However, there can be no assurance of the degree to which these measures will be successful in any given case. Policing unauthorized use of the Company’s products and services and related intellectual property is often difficult and the steps taken may not in every case prevent the infringement by unauthorized third parties of the Company’s intellectual property. The Company seeks to limit that threat through a combination of approaches, including offering legitimate market alternatives, deploying digital rights management technologies, pursuing legal sanctions for infringement, promoting appropriate legislative initiatives and international treaties and enhancing public awareness of the meaning and value of intellectual property and intellectual property laws. Piracy, including in the digital environment, continues to present a threat to revenues from products and services based on intellectual property.

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

The Company relies on network and information systems and other technology that may be subject to disruption or misuse, which could result in improper disclosure of personal data or confidential information as well as increased costs or loss of revenue.

Network and information systems and other technologies, including those related to our network management, are important to our business activities. Network and information systems-related events, such as computer hackings, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, could result in a disruption of our services or improper disclosure of personal data or confidential information. Improper disclosure of such information could harm our reputation, require us to expend resources to remedy such a security breach or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue.

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

The Company Must Respond to Changes in Consumer Behavior as a Result of New Technologies in Order to Remain Competitive.

Technology, particularly digital technology used in the entertainment industry, continues to evolve rapidly, leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume digital content. Content owners are increasingly delivering their content directly to consumers over the Internet, often without charge, and innovations in distribution platforms have enabled consumers to view such Internet-delivered content on televisions and portable devices. There is a risk that the Company’s responses to these changes and strategies to remain competitive, including distribution of its content on a “pay” basis, may not be adopted by consumers. In addition, enhanced Internet capabilities and other new media may reduce television viewership, the demand for DVDs and Blu-rays, the desire to see motion pictures in theaters and the demand for newspapers, which could negatively affect the Company’s revenues. In publishing, the trending toward digital media may drive down the price consumers are willing to spend on our products disproportionately to the costs associated with generating literary content. The Company’s failure to protect and exploit the value of its content, while responding to and developing new technology and business models to take advantage of advancements in technology and the latest consumer preferences, could have a significant adverse effect on the Company’s businesses and results of operations.

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

We face criminal investigations regarding allegations of phone hacking and inappropriate payments to police and other related matters and related civil lawsuits.

U.K. and U.S. regulators and governmental authorities are conducting investigations after allegations of phone hacking and inappropriate payments to police at our former publication, News of the World, and other related matters, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is cooperating fully with these investigations.

We are not able to predict the ultimate outcome or cost of the investigations. Violations of law may result in civil, administrative or criminal fines or penalties. It is also possible that these proceedings could damage our reputation and might impair our ability to conduct our business. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could affect the Company’s results of operations and financial condition.

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

United States

The Company’s principal real properties in the United States are the following:

(a)	The Fox Studios Lot, in Los Angeles, California, owned by the Company, containing sound stages, production facilities, administrative, technical and dressing room structures, screening theaters and machinery, equipment facilities and four restaurants;

(b)	The leased office space by FFE at Fox Plaza, located adjacent to the Fox Studios Lot and the leased office and production facility of Reveille in Los Angeles, California;

(c)	The leased U.S. headquarters of News Corporation, located in New York, New York. These spaces include the executive and editorial offices of Dow Jones, the editorial offices of the Post, the executive offices of NAMG, the home office for Fox Television Stations and various other operations, including the offices and broadcast studios of Fox News;

(d)	The leased offices of HarperCollins U.S. in New York, New York;

(e)	The leased office and warehouse facilities of HarperCollins U.S. in Scranton, Pennsylvania;

(f)	The printing plant of the Post located in Bronx, New York owned by the Company;

(g)	The leased offices of Wireless Generation in Brooklyn, New York;

(h)	The leased offices of the Company’s digital media business properties in Beverly Hills, Los Angeles and San Francisco, California; and

(i)	The office space campus owned by the Company in South Brunswick, New Jersey.

Europe

The Company’s principal real properties in Europe are the following:

(a)	The newspaper production and printing facilities for its U.K. newspapers, which consist of:

1.	The leasehold interest in the publishing facilities in two buildings in London, England;

2.	The freehold interest in a publishing and printing facility in Broxbourne, England;

3.	The freehold interest in a printing facility in Knowsley, England;

4.	The leased office space in Dublin, Ireland;

5.	The printing facility in North Lanarkshire, Scotland owned by the Company; and

6.	The leased office space in Glasgow City Centre, Scotland.

(b)	The leased headquarters and editorial offices of HarperCollins Publishers Limited in London, England;

(c)	The leased office space of Dow Jones in London, England;

(d)	The leased warehouse and office facilities of HarperCollins Publishers Limited in Glasgow, Scotland;

(e)	The leased office and theater space of Fox Group in London, England;

(f)	The leased office and production facilities of Shine at two locations in London, England, one location in Copenhagen, Denmark and one location in Stockholm, Sweden;

(g)	The leased office space and television production and broadcasting studios of SKY Italia in Rome, Italy; and

(h)	The leased corporate offices and television production and broadcasting studios of SKY Italia in Milan, Italy.

Australia and Asia

The Company’s principal real properties in Australia and Asia are the following:

(a)	The Company-owned print center in Sydney, Australia at which The Australian, the Daily Telegraph and The Sunday Telegraph are printed;

(b)	The Company-owned office building space in Sydney, Australia at which The Australian, the Daily Telegraph, and The Sunday Telegraph are published;

(c)	The leased facilities of News Digital Media and News Magazines in Sydney, Australia;

(d)	The leased facility in Melbourne, Australia at which the Herald Sun and the Sunday Herald Sun are published;

(e)	The Company-owned print center in Melbourne, Australia at which the Herald-Sun and the Sunday Herald-Sun are printed;

(f)	The Company-owned office building in Adelaide, Australia utilized in the publishing of The Advertiser and The Sunday Mail;

(g)	The Company-owned print center in Adelaide, Australia at which The Advertiser and The Sunday Mail are printed;

(h)	The Company-owned office building in Bowen Hills, Brisbane Australia and a Company-owned, print center in Murarrie, Brisbane, Australia at which The Courier Mail and Sunday Mail are published and printed;

(i)	The two Company-owned buildings on land sites in Perth, Australia used to publish and print The Sunday Times;

(j)	The leased Fox Studios Australia Lot in Sydney, Australia, containing sound stages, production facilities and administrative, technical, dressing room and personnel support services structures;

(k)	The leased premises in Hong Kong and other Asian cities used by FIC for its television broadcasting and programming operations;

(l)	The leased and owned premises in Mumbai, India used by STAR India for its corporate office and programming operations; and

(m)	The leased office space of Dow Jones in Hong Kong.

ITEM 3.	LEGAL PROCEEDINGS

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

On June 14, 2006, a purported class action lawsuit, captioned Jim Brown v. Brett C. Brewer, et al., was filed against certain former Intermix directors and officers in the United States District Court for the Central District of California. The plaintiff asserted claims for alleged violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9, as well as control person liability under Section 20(a) of the Exchange Act. The plaintiff alleged that certain defendants disseminated false and misleading definitive proxy statements on two occasions: one on December 30, 2003 in connection with the stockholder vote on January 29, 2004 on the election of directors and ratification of financing transactions with certain entities of VantagePoint; and another on August 25, 2005 in connection with the stockholder vote on the FIM Transaction. The complaint named as defendants certain VantagePoint related entities, the former general counsel and the members of the Intermix Board who were incumbent on the dates of the respective proxy statements. Intermix was not named as a defendant, but has certain indemnity obligations to the former officer and director defendants in connection with these claims and allegations. On August 25, 2006, plaintiff amended his complaint to add certain investment banks (the “Investment Banks”) as defendants. Intermix has certain indemnity obligations to the Investment Banks as well. Plaintiff amended his complaint again on September 27, 2006, which defendants moved to dismiss. On February 9, 2007, the case was transferred to Judge George H. King, the judge assigned to the LeBoyer action, on the grounds that it raises substantially related questions of law and fact as LeBoyer, and would entail substantial duplication of labor if heard by different judges. On June 11, 2007, Judge King ordered the Brown case be consolidated with the LeBoyer action, ordered plaintiffs’ counsel to file a consolidated first amended complaint, and further ordered the parties to file a joint brief on defendants’ contemplated motion to dismiss the consolidated first amended complaint. On July 11, 2007, plaintiffs filed the consolidated first amended complaint, which defendants moved to dismiss. By order dated January 17, 2008, Judge King granted defendants’ motion to dismiss the 2003 proxy claims (concerning VantagePoint transactions) and the 2005 proxy claims (concerning the FIM Transaction), as well as a claim against the VantagePoint entities alleging unjust enrichment. The court found it unnecessary to rule on dismissal of the remaining claims, which are related to the 2005 FIM Transaction, because the dismissal disposed of those claims. On February 8, 2008, plaintiffs filed a consolidated second amended complaint, which defendants moved to dismiss on February 28, 2008. By order dated July 15, 2008, the court granted in part and denied in part defendants’ motion to dismiss. The 2003 claims and the claims against the Investment Banks were dismissed with prejudice. The Section 14(a), Section 20(a) and the breach of fiduciary duty claims related to the FIM Transaction remain against the officer and director defendants and the VantagePoint defendants. On November 14, 2008, plaintiff filed a motion for class certification to which defendants filed their opposition on January 14, 2009. On June 22, 2009, the court granted plaintiff’s motion for class certification, certifying a class of all holders of Intermix common stock from July 18, 2005 through consummation of the FIM Transaction, who were allegedly harmed by defendants’ improper conduct as set forth in the complaint. The parties have completed fact and expert discovery. On June 17, 2010, the court granted in part and denied in part defendants’ summary judgment motion filed on October 19, 2009. Specifically, the court denied plaintiff’s motion for summary adjudication of a factual issue and denied defendants’ motion to exclude plaintiff’s damages expert, which was filed on November 30, 2009. In the court’s June 17 order, the court found that plaintiff could not proceed on any fiduciary duty claim based upon alleged violations of the duty of care, but found material issues of fact prohibiting summary judgment on alleged violations of fiduciary duty of loyalty. On plaintiff’s Section 14(a) claim, the court found material issues of fact that prohibited summary judgment on the entire claim, but granted defendants’ motion as to certain purported omissions, finding the allegedly omitted information immaterial. Further, the court granted defendants’ motion as to two damage theories for the Section 14(a) claim, finding benefit of the bargain damages not viable and lost opportunity damages too speculative, and permitting plaintiff to proceed only based upon a theory of out-of-pocket damages. No trial date was set. On October 21, 2010, the parties agreed to a settlement of the action, which is subject to approval by the court. A formal stipulation of settlement was submitted to the court for its approval on December 28, 2010. Accordingly, the Company has recognized the terms of this settlement, which was not material to the Company, in its results of operations. On February 18, 2011, the court granted preliminary approval of the settlement. Plaintiff’s counsel supervised notice of the settlement to the class. The notice provided class members with an opportunity to object. Two shareholders filed objections to the settlement with the court in April 2011. Both objectors had counsel appear on their behalf at a hearing on May 16, 2011 where the court considered plaintiff’s motion for final approval of the settlement and plaintiff’s counsel’s motion for attorneys’ fees, which will come out of the settlement funds. At the hearing, the court did not rule on the motions and instead ordered that plaintiff, objector Trafelet & Co., and defendants submit joint briefing with respect to certain of Trafelet’s objections. The joint brief was filed on June 10, 2011. The joint brief narrowed the objections to allocation of the settlement amount and sufficiency of the notice as it pertains to how the settlement funds will be allocated. The joint brief contained no objection to the settlement itself.

Shareholder Litigation

On March 16, 2011, a complaint seeking to compel the inspection of the Company’s books and records pursuant to 8 Del. C. § 220, captioned Central Laborers Pension Fund v. News Corporation, was filed in the Delaware Court of Chancery. The plaintiff requested the Company’s books and records to investigate alleged possible breaches of fiduciary duty by the directors of the Company in connection with the Company’s purchase of Shine (the “Shine Transaction”). The Company moved to dismiss the action, and briefing on the Company’s motion to dismiss has been completed. An oral argument on the Company’s motion to dismiss is scheduled for August 11, 2011.

Also on March 16, 2011, two purported shareholders of the Company filed a derivative action in the Delaware Court of Chancery, captioned The Amalgamated Bank v. Murdoch, et al. (the “Amalgamated Bank Litigation”). The plaintiffs alleged that both the directors of the Company and Rupert Murdoch as a “controlling shareholder” breached their fiduciary duties in connection with the Shine Transaction. The suit named as defendants all directors of the Company, and named the Company as a nominal defendant. Similar claims against the same group of defendants were filed in the Delaware Court of Chancery by a purported shareholder of the Company, New Orleans Employees’ Retirement System, on March 25, 2011 (the “New Orleans Employees’ Retirement Litigation”). Both the Amalgamated Bank Litigation and the New Orleans Employees’ Retirement Litigation were consolidated on April 6, 2011 (the “Consolidated Action”), with The Amalgamated Bank’s complaint serving as the operative complaint. The Consolidated Action was captioned In re News Corp. Shareholder Derivative Litigation. On April 9, 2011, the court entered a scheduling order governing the filing of an amended complaint and briefing on potential motions to dismiss.

Thereafter, the plaintiffs in the Consolidated Action filed a Verified Consolidated Shareholder Derivative and Class Action Complaint (the “Consolidated Complaint”) on May 13, 2011, seeking declaratory relief and damages. The Consolidated Complaint largely restated the claims in The Amalgamated Bank’s initial complaint and also raised a direct claim on behalf of a purported class of Company shareholders relating to the possible addition of Elisabeth Murdoch to the Company’s board. The defendants filed opening briefs in support of motions to dismiss the Consolidated Complaint on June 10, 2011, as contemplated by the court’s scheduling order. On July 8, 2011, the plaintiffs filed a Verified Amended Consolidated Shareholder Derivative and Class Action Compliant (the “Amended Complaint”). In addition to the claims that were previously raised in the Consolidated Complaint, the Amended Complaint brought claims relating to the alleged acts of voicemail interception at News of the World (the “NoW Matter”). Specifically, the plaintiffs claim that the directors of the Company failed in their duty of oversight regarding the NoW Matter. The Amended Complaint seeks declaratory relief, damages, fees and costs. The court has entered a renewed scheduling order whereby the defendants are scheduled to move to dismiss the Amended Complaint, and file opening briefs in support of such motions, by September 9, 2011.

On July 15, 2011, another purported stockholder of the Company filed a derivative action captioned Massachusetts Laborers’ Pension & Annuity Funds v. Murdoch, et al., in the Delaware Court of Chancery (the “Mass. Laborers Litigation”). The complaint names as defendants the directors of the Company and the Company as a nominal defendant. The plaintiffs’ claims are substantially similar to those raised by the Amended Complaint in the Consolidated Action. Specifically, the plaintiff alleged that the directors of the Company have breached their fiduciary duties by, among other things, approving the Shine Transaction and for failing to exercise proper oversight in connection with the NoW Matter. The plaintiff also brought a breach of fiduciary duty claim against Rupert Murdoch as “controlling shareholder,” and a waste claim against the directors of the Company. The action seeks as relief damages, injunctive relief, fees and costs. On July 25, 2011, the plaintiffs in the Consolidated Action requested that the court consolidate the Mass. Laborers Litigation into the Consolidated Action.

On July 18, 2011, a purported shareholder of the Company filed a derivative action captioned Shields v. Murdoch, et al., in the United States District Court for the Southern District of New York. The plaintiff alleged violations of Section 14(a) of the Securities Exchange Act, as well as state law claims for breach of fiduciary duty, gross mismanagement, waste, abuse of control and contribution/ indemnification arising from, and in connection with, the NoW Matter. The complaint names the directors of the Company as defendants and named the Company as a nominal defendant, and seeks damages and costs.

On July 19, 2011, a purported class action lawsuit captioned Wilder v. News Corp., et al., was filed on behalf of all purchasers of the Company’s common stock between March 3, 2011 and July 11, 2011, in the United States District Court for the Southern District of New York. The plaintiff brought claims under Section 10(b) and Section 20(a) of the Securities Exchange Act, alleging that false and misleading statements were issued regarding the NoW Matter. The suit names as defendants the Company, Rupert Murdoch, James Murdoch and Rebekah Brooks, and seeks compensatory damages, rescission for damages sustained, and costs.

On July 22, 2011, a purported shareholder of the Company filed a derivative action captioned Stricklin v. Murdoch, et al., in the United States District Court for the Southern District of New York. The plaintiff brought claims for breach of fiduciary duty, gross mismanagement, and waste of corporate assets in connection with, among other things, (i) the NoW Matter; (ii) News America’s purported payments to settle allegations of anti-competitive behavior; and (iii) the Shine Transaction. The action names as defendants the Company, Les Hinton, Rebekah Brooks, Paul Carlucci and the directors of the Company. The plaintiff seeks various forms of relief including compensatory damages, injunctive relief, disgorgement, the award of voting rights to Class A shareholders, fees and costs.

The Company and its board of directors believe these shareholder claims are entirely without merit, and intend to vigorously defend these actions.

News of the World Investigations and Litigation

U.K. and U.S. regulators and governmental authorities are conducting investigations after allegations of phone hacking and inappropriate payments to police at our former publication, News of the World, and other related matters, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is cooperating fully with these investigations. It is possible that these proceedings could damage our reputation and might impair our ability to conduct our business.

The Company is not able to predict the ultimate outcome or cost associated with these investigations. Violations of law may result in civil, administrative or criminal fines or penalties. The Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. At June 30, 2011, the Company has provided for its best estimate of the liability for the claims that have been filed. The Company has announced a process under which parties can pursue claims against the Company, and management believes that it is probable that additional claims will be filed. It is not possible to estimate the liability for such additional claims given the early stage of this matter and the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the provision for such matters. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could affect the Company’s results of operations and financial condition.

Other

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

News Corporation’s Class A Common Stock and Class B Common Stock are listed and traded on The NASDAQ Global Select Market (“NASDAQ”), its principal market, under the symbols “NWSA” and “NWS”, respectively. CHESS Depositary Interests (“CDIs”) representing the Class A Common Stock and Class B Common Stock are listed and traded on the Australian Stock Exchange (“ASX”) under the symbols “NWS” and “NWSLV,” respectively. The Class A Common Stock and Class B Common Stock are also traded on the London Stock Exchange. As of June 30, 2011, there were approximately 44,000 holders of record of shares of Class A Common Stock and 1,300 holders of record of shares of Class B Common Stock.

The following table sets forth, for the fiscal periods indicated, the reported high and low sales prices for Class A Common Stock and Class B Common Stock as reported on NASDAQ:

	Class B Common Stock			Class A Common Stock
	High	Low	Dividend (1)	High	Low	Dividend (1)
Fiscal Year Ended June 30,
2010:
First Quarter	$14.44	9.47	.060	12.31	8.15	.060
Second Quarter	15.93	13.24	—	13.69	11.27	—
Third Quarter	17.09	14.55	.075	14.46	12.41	.075
Fourth Quarter	18.60	14.46	—	16.24	12.39	—
2011:
First Quarter	15.93	13.48	.075	14.35	11.82	.075
Second Quarter	16.62	15.04	—	14.95	12.97	—
Third Quarter	18.73	15.94	.075	17.71	14.13	.075
Fourth Quarter	18.99	16.71	—	18.34	16.05	—

(1)	Cash dividend declared per share.

The timing and amount of cash dividends, if any, is determined by the Company’s Board of Directors.

In June 2005, the Company announced a stock repurchase program under which the Company is authorized to acquire from time to time up to an aggregate of $3 billion in Class A Common Stock and Class B Common Stock. In May 2006, the Company announced that the Board had authorized increasing the total amount of the stock repurchase program to $6 billion. Through June 30, 2011, the Company had repurchased an aggregate of approximately 234 million shares of its Class A Common Stock and Class B Common Stock for a total cost of purchase of approximately $4,244 million since the announcement of the stock repurchase program in June 2005. The Company did not purchase any of its Class A Common Stock or Class B Common Stock during the fiscal year ended June 30, 2011. The remaining authorized amount under the Company’s stock repurchase program, excluding commissions, was approximately $1,761 million at June 30, 2011.

In July 2011, the Company announced that the Board had authorized increasing the total amount of the stock repurchase program remaining by approximately $3.2 billion to $5 billion. The Company is targeting to acquire the $5 billion of Class A Common Stock and Class B Common Stock from time to time over the next 12 months.

The program may be suspended or discontinued at any time.

During the fiscal year ended June 30, 2011, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data” and the other financial information included elsewhere herein.

	For the years ended June 30,
	2011 (1)	2010 (1)	2009 (1)	2008 (2)	2007 (3)
	(in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues	$33,405	$32,778	$30,423	$32,996	$28,655
Income (loss) from continuing operations attributable to News Corporation stockholders	2,993	2,539	(3,378)	5,387	3,426
Net income (loss) attributable to News Corporation stockholders	2,739	2,539	(3,378)	5,387	3,426

Basic income (loss) from continuing operations attributable to News Corporation stockholders per share: (4)	$1.14	$0.97	$(1.29)	$1.82
Class A					$1.14
Class B					$0.95

Diluted income (loss) from continuing operations attributable to News Corporation stockholders per share:(4)	$1.14	$0.97	$(1.29)	$1.81
Class A					$1.14
Class B					$0.95

Basic income (loss) attributable to News Corporation stockholders per share: (4)	$1.04	$0.97	$(1.29)	$1.82
Class A					$1.14
Class B					$0.95

Diluted income (loss) attributable to News Corporation stockholders per share: (4)	$1.04	$0.97	$(1.29)	$1.81
Class A					$1.14
Class B					$0.95

Cash dividend per share: (4)(5)	$0.150	$0.135	$0.120
Class A				$0.120	$0.120
Class B				$0.110	$0.100

	As of June 30,
	2011	2010	2009	2008	2007
	(in millions)
BALANCE SHEET DATA:
Cash and cash equivalents	$12,680	$8,709	$6,540	$4,662	$7,654
Total assets	61,980	54,384	53,121	62,308	62,343
Borrowings	15,495	13,320	14,289	13,511	12,502

(1)

See Notes 2, 3, 4, 6 and 9 to the Consolidated Financial Statements of News Corporation for information with respect to significant acquisitions, disposals, changes in accounting, impairment charges, restructuring charges and other transactions during fiscal 2011, 2010 and 2009.

(2)

Fiscal 2008 results included the Company’s acquisition of Dow Jones for consideration of approximately $5.7 billion. The consideration consisted of approximately $5.2 billion in cash, assumed net debt of $330 million and $200 million in equity instruments. In addition, fiscal 2008 results included the share exchange agreement with Liberty Media Corporation (“Liberty”). Liberty exchanged its entire interest in the Company’s common stock in exchange for the Company’s entire interest in The DIRECTV Group, Inc.

(“DIRECTV”), three of the Company’s Regional Sports Networks and approximately $625 million cash resulting in a tax-free gain of approximately $1.7 billion.
(3)

Fiscal 2007 results included the disposal of the Company’s investment in SKY Brasil to DIRECTV resulting in a total pretax gain of $426 million of which $261 million was recognized in fiscal 2007. The remaining $165 million was realized when the Company’s interest in DIRECTV was disposed of in fiscal 2008.

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

(5)

The Company’s Board of Directors (the “Board”) currently declares an interim and final dividend each fiscal year. The final dividend is determined by the Board subsequent to the fiscal year end. The total dividend declared related to fiscal 2011 results was $0.17 per share of Class A Common Stock and Class B Common Stock. The total dividend declared related to fiscal 2010 results was $0.15 per share of Class A Common Stock and Class B Common Stock.

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

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of News Corporation and its subsidiaries’ (together “News Corporation” or the “Company”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred either during fiscal 2011 or early fiscal 2012 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three fiscal years ended June 30, 2011. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three fiscal years ended June 30, 2011, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of June 30, 2011. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

•

Television, which principally consists of the broadcasting of network programming in the United States and the operation of 27 full power broadcast television stations, including nine duopolies, in the United States (of these stations, 17 are affiliated with the FOX Broadcasting Company (“FOX”) and ten are affiliated with Master Distribution Service, Inc. (“MyNetworkTV”)).

•	Direct Broadcast Satellite Television, which consists of the distribution of basic and premium programming services via satellite and broadband directly to subscribers in Italy.

•

Publishing, which principally consists of the Company’s newspapers and information services, book publishing and integrated marketing services businesses. The newspapers and information services business principally consists of the publication of national newspapers in the United Kingdom, the publication of approximately 146 newspapers in Australia, the publication of a metropolitan newspaper and a national newspaper (with international editions) in the United States and the provision of information services. The book publishing business consists of the publication of English language books throughout the world and the integrated marketing services business consists of the publication of free-standing inserts and the provision of in-store marketing products and services in the United States and Canada.

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

The television operations derive revenues primarily from the sale of advertising and to a lesser extent retransmission compensation. Adverse changes in general market conditions for advertising may affect revenues. The U.S. television broadcast environment is highly competitive and the primary methods of competition are the development and acquisition of popular programming. Program success is measured by ratings, which are an indication of market acceptance, with the top rated programs commanding the highest advertising prices. FOX is a broadcast network and MyNetworkTV is a programming distribution service, airing original and off-network programming. FOX and MyNetworkTV compete with broadcast networks, such as ABC, CBS, NBC and The CW, independent television stations, cable and DBS program services, as well as other media, including DVDs, Blu-rays, video games, print and the Internet for audiences, programming and, in the case of FOX, advertising revenues. In addition, FOX and MyNetworkTV compete with the other broadcast networks and other programming distribution services to secure affiliations with independently owned television stations in markets across the country.

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

The most significant operating expenses of the Television segment and the Cable Network Programming segment are the acquisition and production expenses related to programming and the expenses related to operating the technical facilities of the broadcaster or cable network. Other expenses include promotional expenses related to improving the market visibility and awareness of the broadcaster or cable network and its programming. Additional expenses include sales commissions paid to the in-house advertising sales force, as well as salaries, employee benefits, rent and other routine overhead expenses.

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

The profitability of these long-term U.S. national sports contracts is based on the Company’s best estimates at June 30, 2011 of attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied at June 30, 2011, additional amortization of rights may be recorded. Should revenues improve as compared to estimated revenues, the Company may have an improved operating profit related to the contract, which may be recognized over the remaining contract term.

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

Filmed Entertainment

The Filmed Entertainment segment derives revenue from the production and distribution of feature motion pictures and television series. In general, motion pictures produced or acquired for distribution by the Company are exhibited in U.S. and foreign theaters, followed by home entertainment, including sale and rental of DVDs and Blu-rays, video-on-demand and pay-per-view television, on-line and mobile distribution, premium subscription television, network television and basic cable and syndicated television exploitation. Television series initially produced for the networks and first-run syndication are generally licensed to domestic and international markets concurrently and subsequently released in seasonal DVD and Blu-ray box sets. More successful series are later syndicated in domestic markets. The length of the revenue cycle for television series will vary depending on the number of seasons a series remains in active production and, therefore, may cause fluctuations in operating results. License fees received for television exhibition (including international and U.S. premium television and basic cable television) are recorded as revenue in the period that licensed films or programs are available for such exhibition, which may cause substantial fluctuations in operating results.

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

The Company enters into arrangements with third parties to co-produce many of its theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. The parties to these arrangements include studio and non-studio entities, both domestic and international. In several of these agreements, other parties control certain distribution rights. The Filmed Entertainment segment records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, receive a participation based on the respective third-party investor’s interest in the profits or losses incurred on the film. Consistent with the requirements of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 926 “Entertainment—Films,” (“ASC 926”), the estimate of a third-party investor’s interest in profits or losses incurred on the film is determined by reference to the ratio of actual revenue earned to date in relation to total estimated ultimate revenues.

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

The Company competes with other film studios, such as Disney, Paramount, Sony, Universal, Warner Bros. and independent film producers in the production and distribution of motion pictures, DVDs and Blu-rays. As a producer and distributor of television programming, the Company competes with studios, television production groups and independent producers and syndicators, such as Disney, Sony, NBC Universal, Warner Bros. and

Paramount Television, to sell programming both domestically and internationally. The Company also competes to obtain creative talent and story properties, which are essential to the success of the Company’s filmed entertainment businesses.

Direct Broadcast Satellite Television

The Direct Broadcast Satellite Television (“DBS”) segment’s operations consist of SKY Italia, which provides basic and premium programming services via satellite and broadband directly to subscribers in Italy. SKY Italia derives revenues principally from subscriber fees. The Company believes that the quality and variety of programming, audio and interactive programming including personal video recorders, quality of picture including high definition channels, access to service, customer service and price are the key elements for gaining and maintaining market share. SKY Italia’s competition includes companies that offer video, audio, interactive programming, telephony, data and other information and entertainment services, including broadband Internet providers, digital terrestrial transmission (“DTT”) services, wireless companies and companies that are developing new media technologies. Since 2003, SKY Italia had been prohibited from owning a DTT frequency or providing a pay television DTT offer under a commitment made to the European Commission (the “EC”) through December 31, 2011. In July 2010, the EC modified this restriction to allow SKY Italia to bid for one DTT frequency. However, if SKY Italia were to successfully bid for such a DTT frequency, the EC would limit SKY Italia’s use of such frequency to exclusively free-to-air channels for 5 years subsequent to its acquisition.

SKY Italia’s most significant operating expenses are those related to the acquisition of entertainment, movie and sports programming and subscribers and the production and expenses related to operating the technical facilities. Operating expenses related to sports programming are generally recognized over the course of the related sport season, which may cause fluctuations in the operating results of this segment.

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

Other

The Other segment consists primarily of:

Digital Media Group

The Company sells advertising, sponsorships and subscription services on the Company’s various digital media properties. Significant expenses associated with the Company’s digital media properties include development costs, advertising and promotional expenses, salaries, employee benefits and other routine overhead. The Company sold Myspace in June 2011.

Wireless Generation

Wireless Generation, the Company’s education technology business, provides data systems and professional services that enable teachers to use data to assess student progress and deliver individualized instruction. Significant expenses associated with the Company’s education technology business include salaries, employee benefits and other routine overhead.

News Outdoor

News Outdoor sells outdoor advertising space on various media, primarily in Russia. Significant expenses associated with the News Outdoor business include site lease costs, direct production, maintenance and installation expenses, salaries, employee benefits and other routine overhead. The Company sold its outdoor advertising businesses in Russia and Romania in July 2011.

Other Business Developments

In June 2010, the Company announced that it had proposed to the board of directors of British Sky Broadcasting Group plc (“BSkyB”), in which the Company currently has an approximate 39% interest, to make a cash offer of 700 pence per share for the BSkyB shares that the Company does not already own. Following the allegations regarding News of the World, on July 13, 2011, the Company announced that it no longer intended to make an offer for the BSkyB shares that the Company does not already own. As a result of the July 2011 announcement, the Company paid BSkyB a breakup fee of approximately $63 million in accordance with a cooperation agreement between the parties.

During fiscal 2011, the Company acquired an additional interest in Asianet Communications Limited (“Asianet”), an Asian general entertainment television joint venture, for approximately $92 million in cash. As a result of this transaction, the Company increased its interest in Asianet to 75% from the 51% it owned at June 30, 2010.

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

In addition, in accordance with the backstop, the Company agreed with Sky Deutschland to subscribe to a bond issuance that is convertible for up to 53.9 million underlying Sky Deutschland shares. The convertible bond was issued to the Company in January 2011 for approximately €165 million (approximately $225 million). The

Company currently has the right to convert the bond into equity, subject to certain black-out periods. If not converted, the Company will have the option to redeem the bond for cash upon its maturity in four years. The remaining amount under the backstop of approximately €58 million (approximately $75 million), must be funded prior to December 2011 and will be provided as a loan to the extent Sky Deutschland does not generate other proceeds through capital increases or convertible bond issuances. The Company has also agreed to loan Sky Deutschland approximately $70 million to support the launch of a sports news channel. The Company expects to fund these amounts in fiscal 2012.

In November 2010, the Company formed a joint venture with China Media Capital (“CMC”), a media investment fund in China, to explore new growth opportunities. The Company transferred the equity and related assets of its STAR China business along with the Fortune Star Chinese movie library with a combined market value of approximately $140 million and CMC paid cash of approximately $74 million to the Company. Following this transaction, CMC holds a 53% controlling stake in the joint venture and the Company holds a 47% stake.

In December 2010, the Company disposed of the Fox Mobile Group (“Fox Mobile”).

In fiscal 2011, the Company acquired Wireless Generation, an education technology company, for cash. Total consideration was approximately $390 million, which included the equity purchase price and the repayment of Wireless Generation’s outstanding debt.

In April 2011, the Company acquired Shine Limited (“Shine”), an international television production company, for cash. The total consideration for this acquisition included (i) approximately $480 million for the acquisition of the equity, of which approximately $60 million has been set aside in escrow to satisfy any indemnification obligations, (ii) the repayment of Shine’s outstanding debt of approximately $135 million and (iii) net liabilities assumed. Elisabeth Murdoch, Chairman and Chief Executive Officer of Shine, and daughter of Mr. K. R. Murdoch and sister of Messrs. Lachlan and James Murdoch, received approximately $214 million in cash at closing in consideration for her majority ownership interest in Shine, and is entitled to her proportionate share of amounts that are released from escrow.

In June 2011, the Company transferred the equity and related assets of Myspace to a digital media company in exchange for a minority equity interest in the acquirer. As a result of this transaction, the Company’s interest in the acquirer is now accounted for under the cost method of accounting.

In July 2011, the Company announced that it would close its publication, News of the World, after allegations of phone hacking and payments to police. As a result of these allegations, the Company is subject to several ongoing investigations by U.K. and U.S. regulators and governmental authorities, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is fully cooperating with these investigations. In addition, the Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. The Company has taken steps to solve the problems relating to News of the World including the creation and establishment of an independent Management & Standards Committee (the “MSC”), which will have oversight of, and take responsibility for, all matters in relation to the News of the World phone hacking case, police payments and all other connected issues at News International Group Limited (“News International”), including as they may relate to other News International publications. The MSC appointed an independent Chairman, Lord Grabiner QC, and will report directly to Joel Klein, Executive Vice President and a director of the Company, who in turn will report to Viet Dinh, an independent director and Chairman of the Company’s Nominating and Corporate Governance Committee. Both directors will update the Company’s Board of Directors. The MSC will ensure full cooperation with all relevant investigations and inquiries into News of the World matters and all other related issues across News International and will conduct its own internal investigations where appropriate. The MSC will also be responsible for reviewing existing compliance systems and for proposing and overseeing the implementation of new compliance, ethics and governance procedures at News International. The Company has engaged outside counsel to assist it in responding to U.K. and U.S. governmental inquiries.

In July 2011, the Company sold its majority interest in its outdoor advertising businesses in Russia and Romania for approximately $360 million. The Company expects to record a gain related to the sale of this business during the first quarter of fiscal 2012.

RESULTS OF OPERATIONS

Results of Operations—Fiscal 2011 versus Fiscal 2010

The following table sets forth the Company’s operating results for fiscal 2011 as compared to fiscal 2010.

	For the years ended June 30,
	2011	2010	Change	% Change
	($ millions)
Revenues	$33,405	$32,778	$627	2%

Operating expenses	(21,058)	(21,015)	(43)	—
Selling, general and administrative	(6,306)	(6,619)	313	(5)%
Depreciation and amortization	(1,191)	(1,185)	(6)	1%
Impairment and restructuring charges	(313)	(253)	(60)	24%
Equity earnings of affiliates	462	448	14	3%
Interest expense, net	(966)	(991)	25	(3)%
Interest income	126	91	35	38%
Other, net	18	69	(51)	(74)%

Income from continuing operations before income tax expense	4,177	3,323	854	26%
Income tax expense	(1,029)	(679)	(350)	52%

Income from continuing operations	3,148	2,644	504	19%
Loss on disposition of discontinued operations, net of tax	(254)	—	(254)	* *

Net income	2,894	2,644	250	9%
Less: Net income attributable to noncontrolling interests	(155)	(105)	(50)	48%

Net income attributable to News Corporation stockholders	$2,739	$2,539	$200	8%

**	not meaningful

Overview—The Company’s revenues increased 2% for the fiscal year ended June 30, 2011 as compared to fiscal 2010. The increase was primarily due to revenue increases at the Cable Network Programming, Television and Publishing segments. The Cable Network Programming segment’s revenues increased primarily due to increases in net affiliate and advertising revenues. The increase at the Television segment was primarily due to advertising revenues from the Super Bowl which was broadcast on FOX in fiscal 2011, higher pricing resulting from improvements in the advertising markets and higher comparative political advertising due to the 2010 mid-term elections. The revenue increase at the Publishing segment was primarily due to favorable foreign exchange fluctuations and higher advertising and circulation revenues at The Wall Street Journal. These revenue increases were partially offset by revenue decreases at the Filmed Entertainment and Other segments. Revenues at the Filmed Entertainment segment decreased primarily due to lower worldwide theatrical and home entertainment revenues resulting principally from the inclusion in fiscal 2010 of the releases of Avatar and Ice Age: Dawn of the Dinosaurs with no comparable releases in fiscal 2011. The decrease at the Other segment was primarily the result of lower advertising and search revenues at Myspace.

Operating expenses increased $43 million for the fiscal year ended June 30, 2011 as compared to fiscal 2010 primarily due to higher programming costs at the Cable Network Programming segment as well as higher programming costs at the Television segment due to the broadcast of the Super Bowl partially offset by lower amortization of production costs and lower participation costs at the Filmed Entertainment segment due to the fiscal 2010 releases of Avatar and Ice Age: Dawn of the Dinosaurs with no comparable releases in fiscal 2011.

Selling, general and administrative expenses decreased 5% for the fiscal year ended June 30, 2011 as compared to fiscal 2010 due to lower litigation settlement costs at the Publishing segment.

Depreciation and amortization for the fiscal year ended June 30, 2011 increased $6 million as compared to fiscal 2010 as additional depreciation and amortization from the fiscal 2011 acquisitions was partially offset by certain assets becoming fully depreciated or amortized and the absence of depreciation and amortization related to businesses disposed of in fiscal 2010 and 2011.

Impairment and restructuring charges—As discussed in Note 9—Goodwill and Intangible Assets to the accompanying consolidated financial statements, during the second quarter of fiscal 2011, the Company performed an interim impairment assessment of the Digital Media Group reporting unit’s goodwill. As a result of the review performed, the Company recorded a non-cash goodwill impairment charge of $168 million during the fiscal year ended June 30, 2011.

As discussed in Note 4—Restructuring Programs to the accompanying consolidated financial statements, the Company recorded restructuring charges of approximately $145 million in the fiscal year ended June 30, 2011. The restructuring charges primarily reflect a $115 million charge related to the Company’s digital media properties and $25 million related to termination benefits recorded at the newspaper businesses. The charges at the Company’s digital media properties were a result of an organizational restructuring to align resources more closely with business priorities and consisted of facility related costs of $95 million, termination benefits of $18 million and other associated costs of $2 million.

During fiscal 2010, the Company determined that it was more likely than not that it would sell or dispose its News Outdoor and Fox Mobile businesses which are considered reporting units under ASC 350 “Intangibles—Goodwill and Other” (“ASC 350”). In connection with such potential sales, the Company reviewed these businesses for impairment and recognized a non-cash impairment charge of $200 million in the fiscal year ended June 30, 2010. The impairment charge consisted of a write-down of $52 million in finite-lived intangible assets, a write-down of $137 million in goodwill and a write-down of fixed assets of $11 million. Fox Mobile was sold in fiscal 2011 and News Outdoor was sold in July 2011.

During fiscal 2010, the Company recorded approximately $53 million of restructuring charges in the consolidated statements of operations. The restructuring charges reflect an $18 million charge related to the sales and distribution operations of the STAR channels, a $19 million charge related to termination benefits recorded at the newspaper businesses, a $7 million charge related to the restructuring program at Fox Mobile and $9 million of accretion on facility termination obligations.

Equity earnings of affiliates—Equity earnings of affiliates for the fiscal year ended June 30, 2011 increased $14 million as compared to fiscal 2010. The increase in equity earnings from the Company’s Other equity affiliates of $74 million was primarily due to a gain related to the disposal of a business at NDS during fiscal 2011. The decrease in equity earnings from the Company’s DBS equity affiliates of $36 million was primarily due to lower contributions from BSkyB resulting from the absence of a gain related to the partial sale of its ITV investment and the absence of a favorable litigation settlement in fiscal 2010, partially offset by higher subscription revenues and a gain related to a business disposal in fiscal 2011. The decrease in equity earnings from the Company’s Cable channel equity affiliates of $24 million was primarily due to higher sports programming costs.

	For the years ended June 30,
	2011	2010	Change	% Change
	($ millions)
DBS equity affiliates	$305	$341	$(36)	(11)%
Cable channel equity affiliates	42	66	(24)	(36)%
Other equity affiliates	115	41	74	* *

Total equity earnings of affiliates	$462	$448	$14	3%

**	not meaningful

Interest expense, net—Interest expense, net for the fiscal year ended June 30, 2011 decreased $25 million as compared to fiscal 2010, primarily due to the redemption of the Company’s 0.75% Senior Exchangeable BUCS and 5% TOPrS in fiscal 2010. This decrease was partially offset by interest expense related to the $2.5 billion in senior notes issued in February 2011.

Interest income—Interest income for the fiscal year ended June 30, 2011 increased by $35 million as compared to fiscal 2010, primarily due to higher cash balances.

Other, net—

	For the years ended June 30,
	2011	2010
	(in millions)
Gain on STAR China transaction (a)	$55	$—
Loss on disposal of Fox Mobile (a)	(29)	—
Loss on early extinguishment of debt (b)	(36)	—
Gain on the sale of eastern European television stations (a)	—	195
Gain (loss) on the financial indexes business transaction (a)	43	(23)
Loss on Photobucket transaction (a)	—	(32)
Impairment of cost based investments (c)	—	(3)
Change in fair value of exchangeable and convertible securities (c)(d)	46	3
Other	(61)	(71)

Total Other, net	$18	$69

(a)	See Note 3 to the Consolidated Financial Statements of News Corporation.
(b)	See Note 10 to the Consolidated Financial Statements of News Corporation.
(c)	See Note 6 to the Consolidated Financial Statements of News Corporation.
(d)

The Company had certain exchangeable debt securities which contained embedded derivatives. Pursuant to ASC 815 “Derivatives and Hedging” (“ASC 815”), these embedded derivatives were not designated as hedges and, as such, changes in their fair value were recognized in Other, net in the consolidated statements of operations. The Company redeemed the exchangeable debt securities in fiscal 2010. (See Note 11 to the Consolidated Financial Statements of News Corporation.)

Income tax expense—The Company’s tax provision and related tax rate for the fiscal year ended June 30, 2011 were lower than the statutory rate primarily due to permanent differences, the tax benefit related to the disposition of assets and the resolution of tax matters.

The Company’s tax provision and related tax rate for the fiscal year ended June 30, 2010 were lower than the statutory rate primarily due to the recognition of prior year tax credits, permanent differences and the recognition of tax assets on the disposition of certain assets. The recognition of prior year tax credits relates to the Company’s election to credit certain prior year taxes instead of claiming deductions.

Loss on disposition of discontinued operations, net of tax—In June 2011, the Company transferred the equity and related assets of Myspace to a digital media company in exchange for an equity interest in the acquirer. The loss on this transaction was approximately $254 million, net of a tax benefit of $61 million, or ($0.10) per diluted share and was included in loss on disposition of discontinued operations, net of tax in the consolidated statements of operations for the fiscal year ended June 30, 2011.

Net income—Net income increased for the fiscal year ended June 30, 2011 as compared to fiscal 2010, primarily due to the higher revenues and lower litigation settlement costs noted above, partially offset by the loss on the Myspace transaction.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased for the fiscal year ended June 30, 2011 as compared to fiscal 2010, primarily due to higher results at the Company’s majority owned businesses.

Segment Analysis:

The following table sets forth the Company’s revenues and segment operating income for fiscal 2011 as compared to fiscal 2010.

	For the years ended June 30,
	2011	2010	Change	% Change
	($ millions)
Revenues:
Cable Network Programming	$8,037	$7,038	$999	14%
Filmed Entertainment	6,899	7,631	(732)	(10)%
Television	4,778	4,228	550	13%
Direct Broadcast Satellite Television	3,761	3,802	(41)	(1)%
Publishing	8,826	8,548	278	3%
Other	1,104	1,531	(427)	(28)%

Total revenues	$33,405	$32,778	$627	2%

Segment operating income (loss):
Cable Network Programming	$2,760	$2,268	$492	22%
Filmed Entertainment	927	1,349	(422)	(31)%
Television	681	220	461	* *
Direct Broadcast Satellite Television	232	230	2	1%
Publishing	864	467	397	85%
Other	(614)	(575)	(39)	7%

Total segment operating income	$4,850	$3,959	$891	23%

**	not meaningful

Management believes that total segment operating income is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance and allocate resources within the Company’s businesses. Total segment operating income provides management, investors and equity analysts a measure to analyze operating performance of each of the Company’s business segments and its enterprise value against historical data and competitors’ data, although historical results may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences). The following table reconciles total segment operating income to income from continuing operations before income tax expense.

	For the years ended June 30,
	2011	2010
	(in millions)
Total segment operating income	$4,850	$3,959
Impairment and restructuring charges	(313)	(253)
Equity earnings of affiliates	462	448
Interest expense, net	(966)	(991)
Interest income	126	91
Other, net	18	69

Income from continuing operations before income tax expense	$4,177	$3,323

Cable Network Programming (24% and 21% of the Company’s consolidated revenues in fiscal 2011 and 2010, respectively)

For the fiscal year ended June 30, 2011, revenues at the Cable Network Programming segment increased $999 million, or 14%, as compared to fiscal 2010, primarily due to higher net affiliate and advertising revenues. Domestic net affiliate and advertising revenues increased 10% and 17%, respectively, primarily due to increases at the RSNs, FOX News and FX. International net affiliate and advertising revenues increased 20% and 22%, respectively.

The domestic net affiliate revenue increase for the fiscal year ended June 30, 2011 was primarily due to higher average rates per subscriber and a higher number of subscribers. The increase in domestic advertising revenues was primarily due to higher pricing, ratings growth and additional commercial spots sold.

The increase in international net affiliate revenues for the fiscal year ended June 30, 2011 was primarily due to higher net affiliate revenues at FIC resulting primarily from increases in the number of subscribers at existing channels. The increase in international advertising revenues was primarily due to increases at STAR and FIC. The higher advertising revenues at STAR were primarily due to the strengthening of the advertising market in India and higher ratings. The strengthening of the worldwide advertising markets led to improvements at existing FIC channels in Asia and Latin America.

For the fiscal year ended June 30, 2011, operating income at the Cable Network Programming segment increased $492 million, or 22%, as compared to fiscal 2010, primarily due to the revenue increases noted above. The revenue increases were partially offset by a $507 million increase in expenses, primarily due to higher sports rights amortization and higher entertainment programming costs.

Filmed Entertainment (21% and 23% of the Company’s consolidated revenues in fiscal 2011 and 2010, respectively)

For the fiscal year ended June 30, 2011, revenues at the Filmed Entertainment segment decreased $732 million, or 10%, as compared to fiscal 2010. The revenue decrease was primarily driven by the successful worldwide theatrical and home entertainment releases of Avatar, Ice Age: Dawn of the Dinosaurs and Alvin and the Chipmunks: The Squeakquel during fiscal 2010 as compared to the worldwide theatrical and home entertainment releases of The Chronicles of Narnia: Voyage of the Dawn Treader, and Black Swan and the worldwide theatrical release of Rio in fiscal 2011. The revenue decreases noted above were partially offset by higher contributions from Twentieth Century Fox Television and the inclusion of revenues from Shine which was acquired in fiscal 2011. The revenue increase at Twentieth Century Fox Television was primarily due to higher home entertainment, international television and digital distribution revenues from Glee, Modern Family, Sons of Anarchy, initial syndication revenues from How I Met Your Mother and American Dad and revenues from the Glee concert tour.

For the fiscal year ended June 30, 2011, the Filmed Entertainment segment operating income decreased $422 million, or 31%, as compared to fiscal 2010, primarily due to the revenue decreases noted above, partially offset by lower amortization of production and participation costs.

Television (14% and 13% of the Company’s consolidated revenues in fiscal 2011 and 2010, respectively)

For the fiscal year ended June 30, 2011, Television segment revenues increased $550 million, or 13%, as compared to fiscal 2010. The increase was primarily due to increased advertising revenues at the television stations owned by the Company and at FOX as well as higher retransmission consent revenues. The advertising revenue increase reflects the broadcast of the Super Bowl, which was not broadcast on FOX in fiscal 2010, higher revenues from NFL regular season games, higher pricing resulting from improvements in the advertising markets, particularly in the automotive and financial sectors and higher comparative political advertising due to the 2010 mid-term elections. These revenue increases were partially offset by the absence of revenue from the broadcast of the Bowl Championship Series (“BCS”) games which were broadcast on FOX in fiscal 2010 and lower MLB advertising revenues due to lower post-season ratings and the broadcast of one less post-season game.

The Television segment reported an increase in operating income for the fiscal year ended June 30, 2011 of $461 million as compared to fiscal 2010. The increase was primarily due to the revenue increases noted above, lower prime-time entertainment programming costs and the absence of BCS programming costs, partially offset by higher NFL programming costs due to the broadcast of the Super Bowl.

Direct Broadcast Satellite Television (11% and 12% of the Company’s consolidated revenues in fiscal 2011 and 2010, respectively)

For the fiscal year ended June 30, 2011, SKY Italia’s revenues decreased $41 million, or 1%, as compared to fiscal 2010, due to unfavorable foreign exchange movements. SKY Italia had an increase of approximately 230,000 subscribers during fiscal 2011, bringing the total subscriber base to 4.97 million at June 30, 2011. Revenue, on a local currency basis, was consistent with fiscal 2010 as higher subscription revenues were offset by lower advertising revenues, primarily due to the absence of the FIFA World Cup. The total churn for fiscal 2011 was approximately 508,000 subscribers on an average subscriber base of 4.9 million, as compared to churn of approximately 630,000 subscribers on an average subscriber base of 4.8 million in fiscal 2010. Subscriber churn for the period represents the number of SKY Italia subscribers whose service was disconnected during the period. During the fiscal year ended June 30, 2011, the strengthening of the U.S. dollar against the Euro resulted in a decrease in revenues of approximately 2% as compared to fiscal 2010.

Average revenue per subscriber (“ARPU”) of approximately €43 in the fiscal year ended June 30, 2011 was consistent with fiscal 2010. SKY Italia calculates ARPU by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue for the period. Average subscribers are calculated for the respective periods by adding the beginning and ending subscribers for the period and dividing by two.

Subscriber acquisition costs per subscriber (“SAC”) of approximately €335 in the fiscal year ended June 30, 2011 increased from fiscal 2010, primarily due to higher average installation costs related to an increased penetration of high definition personal video recorder set-top boxes. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross SKY Italia subscribers added during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly by SKY Italia to subscribers and the costs related to installation and acquisition advertising, net of any upfront activation fee. SKY Italia excludes the value of equipment capitalized under SKY Italia’s equipment lease program, as well as payments and the value of returned equipment related to disconnected lease program subscribers from subscriber acquisition costs.

For the fiscal year ended June 30, 2011, SKY Italia’s operating income increased $2 million, or 1%, as compared to fiscal 2010, as lower programming expenses related to FIFA World Cup and Olympic Games which occurred in fiscal 2010, were offset by the lower revenues noted above and higher installation costs.

Publishing (27% and 26% of the Company’s consolidated revenues in fiscal 2011 and 2010, respectively)

For the fiscal year ended June 30, 2011, revenues at the Publishing segment increased $278 million, or 3%, as compared to fiscal 2010. The increase in revenues was primarily due to increased revenues at the Australian newspapers due to favorable foreign exchange fluctuations and higher advertising and circulation revenues at The

Wall Street Journal. These revenue increases were partially offset by the absence of revenues from the financial indexes business which was disposed of in fiscal 2010, lower book sales due to fewer new releases and lower licensing fees resulting from a settlement received at HarperCollins in fiscal 2010. The weakening of the U.S. dollar against the Australian dollar and British pound sterling resulted in a revenue increase of approximately $309 million, or 4%, for the fiscal year ended June 30, 2011 as compared to fiscal 2010.

For the fiscal year ended June 30, 2011, operating income at the Publishing segment increased $397 million, or 85%, as compared to fiscal 2010. The increase in operating income was primarily due to lower litigation settlement costs at the Company’s integrated marketing services business and favorable foreign exchange fluctuations at the Australian and United Kingdom newspapers. The weakening of the U.S. dollar against the Australian dollar and British pound sterling resulted in an operating income increase of approximately $50 million, or 11%, for the fiscal year ended June 30, 2011 as compared to fiscal 2010.

Other (3% and 5% of the Company’s consolidated revenues in fiscal 2011 and 2010, respectively)

Revenues at the Other segment decreased $427 million, or 28%, for the fiscal year ended June 30, 2011, as compared to fiscal 2010. The decrease was primarily due to decreased revenues from the Company’s digital media properties of $342 million, principally due to lower advertising and search revenues at Myspace.The decrease was also due to the absence of revenue related to the eastern European television stations disposed of in fiscal 2010 of $86 million and lower revenues from Fox Mobile of $146 million due to its fiscal 2011 disposition. The revenue decreases were partially offset by increased revenues at News Outdoor and the inclusion of revenues from Wireless Generation which was acquired in fiscal 2011.

Operating results for the fiscal year ended June 30, 2011 decreased $39 million, or 7%, as compared to fiscal 2010, primarily due to lower operating results from the Company’s digital media properties, principally resulting from the revenue declines noted above. These decreases were partially offset by lower operating losses from Fox Mobile and Fox Audience Network resulting from their fiscal 2011 dispositions and improved operating results at News Outdoor.

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

Overview—The Company’s revenues increased 8% for the fiscal year ended June 30, 2010 as compared to fiscal 2009. The increase was primarily due to revenue increases at the Filmed Entertainment, Cable Network Programming and Publishing segments. Filmed Entertainment segment revenues increased primarily due to increased worldwide theatrical and home entertainment revenues. The increase at the Cable Network Programming segment was primarily due to increases in net affiliate and advertising revenues. The increase at the Publishing segment was primarily due to favorable foreign exchange fluctuations. These revenue increases were partially offset by decreased revenues at the Other segment, primarily due to decreased revenues at the Company’s digital media properties and the sale of a portion of the Company’s ownership stake in NDS Group plc (“NDS”) in February 2009. As a result of the sale, the Company’s portion of NDS’s operating results subsequent to February 2009 is included within Equity earnings (losses) of affiliates.

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

Selling, general and administrative expenses for the fiscal year ended June 30, 2010 increased 7% as compared to fiscal 2009. This increase was primarily due to a $500 million charge related to the legal settlement with Valassis Communications, Inc. (“Valassis”) at the Publishing segment, partially offset by the absence of costs related to NDS as noted above and the effects of company-wide cost containment initiatives.

Depreciation and amortization increased 4% for the fiscal year ended June 30, 2010 as compared to fiscal 2009. The increase was primarily due to higher depreciation at the DBS segment resulting from increased depreciation of set-top boxes and unfavorable foreign exchange fluctuations, which was partially offset by the absence of depreciation and amortization related to NDS.

Impairment and restructuring charges—As discussed in Note 9 to the Consolidated Financial Statements of News Corporation, the Company determined that it was more likely than not that its News Outdoor and Fox Mobile businesses which are considered reporting units under ASC 350, would be sold or disposed. In connection with such potential sales, the Company reviewed these businesses for impairment and recognized a non-cash impairment charge of $200 million in the fiscal year ended June 30, 2010. The impairment charge consisted of a write-down of $52 million in finite-lived intangible assets, a write-down of $137 million in goodwill and a write-down of fixed assets of $11 million.

As discussed in Note 4 to the Consolidated Financial Statements of News Corporation, the Company recorded approximately $53 million of restructuring charges in the consolidated statements of operations in the fiscal year ended June 30, 2010. The restructuring charges reflect an $18 million charge related to the sales and distribution operations of the STAR channels, a $19 million charge related to termination benefits recorded at the newspaper businesses, a $7 million charge related to the restructuring program at Fox Mobile and $9 million of accretion on facility termination obligations.

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

As a result of the impairment reviews performed, the Company recorded non-cash impairment charges of approximately $8.9 billion ($7.2 billion, net of tax) during the fiscal year ended June 30, 2009. The charges consisted of a write-down of the Company’s indefinite-lived intangible assets (primarily FCC licenses in the Television segment) of $4.6 billion, a write-down of $4.1 billion of goodwill and a write-down of the Publishing segment’s fixed assets of $185 million.

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

Equity earnings (losses) of affiliates—Equity earnings of affiliates increased $757 million for the fiscal year ended June 30, 2010 as compared to fiscal 2009, primarily due to higher contributions from BSkyB as a result of a favorable litigation settlement, as well as a gain recognized by BSkyB on the sale of a portion of its investment in ITV and the absence of write-downs related to ITV recorded by BSkyB during fiscal 2009. Also contributing to the increase was the absence of a $422 million write-down of the Company’s investment in Sky Deutschland recorded in fiscal 2009.

	For the years ended June 30,
	2010	2009	Change	% Change
	($ millions)
DBS equity affiliates	$341	$(374)	$715	*	*
Cable channel equity affiliates	66	59	7	12%
Other equity affiliates	41	6	35	*	*

Total equity (losses) earnings of affiliates	$448	$(309)	$757	*	*

**	not meaningful

Interest expense, net—Interest expense, net for the fiscal year ended June 30, 2010 increased $64 million as compared to the fiscal year ended June 30, 2009, primarily due to the issuance of borrowings in February 2009 and August 2009. This increase was partially offset by the retirement of $200 million and $150 million of the Company’s borrowings in October 2008 and March 2010, respectively.

Other, net—

	For the years ended June 30,
	2010	2009
	(in millions)
Gain (loss) on the sale of eastern European television stations (a)	$195	$(100)
Loss on the financial indexes business transaction (a)	(23)	—
Loss on Photobucket transaction (a)	(32)	—
Gain on sale of NDS shares (a)	—	1,249
Gain on the sale of the Stations (a)	—	232
Impairment of cost based investments (b)	(3)	(113)
Change in fair value of exchangeable securities (c)	3	77
Other	(71)	(89)

Total Other, net	$69	$1,256

(a)	See Note 3 to the Consolidated Financial Statements of News Corporation.
(b)	See Note 6 to the Consolidated Financial Statements of News Corporation.
(c)

The Company had certain exchangeable debt securities which contained embedded derivatives. Pursuant to ASC 815, these embedded derivatives were not designated as hedges and, as such, changes in their fair value were recognized in Other, net in the consolidated statements of operations. The Company redeemed the exchangeable debt securities in fiscal 2010. (See Note 11 to the Consolidated Financial Statements of News Corporation.)

Income tax (expense) benefit—The Company’s tax provision and related tax rate for the fiscal year ended June 30, 2010 were lower than the statutory rate primarily due to the recognition of prior year tax credits, permanent differences and the recognition of tax assets on the disposition of certain assets. The recognition of prior year tax credits relates to the Company’s election to credit certain prior year taxes instead of claiming deductions.

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

Net income (loss)—Net income increased for the fiscal year ended June 30, 2010 as compared to fiscal 2009. The increase was primarily due to a reduction in impairment charges recorded in fiscal 2010, as well as the higher revenues and equity earnings of affiliates as noted above. This increase was partially offset by the litigation settlement charge recorded in fiscal 2010, the absence of the gain on the sale of a portion of the Company’s ownership stake in NDS in February 2009, the gain on the sale of eight of the Company’s television stations in July 2008 and the non-cash tax benefit in fiscal 2009 noted above.

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

Segment Analysis:

The following table sets forth the Company’s revenues and segment operating income for fiscal 2010 as compared to fiscal 2009.

	For the years ended June 30,
	2010	2009	Change	% Change
		($ millions)
Revenues:
Cable Network Programming	$7,038	$6,131	$907	15%
Filmed Entertainment	7,631	5,936	1,695	29%
Television	4,228	4,051	177	4%
Direct Broadcast Satellite Television	3,802	3,760	42	1%
Publishing	8,548	8,167	381	5%
Other	1,531	2,378	(847)	(36)%

Total revenues	$32,778	$30,423	$2,355	8%

Segment operating income (loss):
Cable Network Programming	$2,268	$1,653	$615	37%
Filmed Entertainment	1,349	848	501	59%
Television	220	191	29	15%
Direct Broadcast Satellite Television	230	393	(163)	(41)%
Publishing	467	836	(369)	(44)%
Other	(575)	(363)	(212)	58%

Total segment operating income	$3,959	$3,558	$401	11%

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

For the fiscal year ended June 30, 2010, operating income at the Cable Network Programming segment increased $615 million, or 37%, as compared to fiscal 2009, primarily due to the revenue increases noted above. Also contributing to this increase was the absence of a $30 million settlement relating to the termination of a distribution agreement at the Company’s international cable operations in fiscal 2009. These increases were partially offset by a $292 million increase in expenses, primarily due to higher movie acquisition costs, sports rights amortization and original programming costs.

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

ARPU of approximately €43 in the fiscal year ended June 30, 2010 decreased from approximately €44 in fiscal 2009. The decrease in ARPU for the fiscal year ended June 30, 2010, was primarily due to lower average tier mix and reduced pay-per-view revenue.

SAC of approximately €310 in the fiscal year ended June 30, 2010 increased from fiscal 2009, primarily due to higher marketing costs on a per subscriber basis.

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

Publishing (26% and 27% of the Company’s consolidated revenues in fiscal 2010 and 2009, respectively)

For the fiscal year ended June 30, 2010, revenues at the Publishing segment increased $381 million, or 5%, as compared to fiscal 2009. The increase in revenue was primarily due to favorable foreign exchange fluctuations at the Australian newspapers, increased book sales and higher integrated marketing services revenues.

For the fiscal year ended June 30, 2010, revenues at the Company’s newspapers and information services businesses increased $229 million, or 4%, as compared to fiscal 2009 primarily due to favorable foreign exchange fluctuations at the Australian newspapers and higher circulation revenues at The Wall Street Journal due to higher pricing. The increase in revenues was partially offset by lower circulation revenues at the Company’s U.K newspapers and a decrease in revenue from the disposition of the financial indexes businesses at Dow Jones. The weakening of the U.S. dollar against local currencies, primarily the Australian Dollar, resulted in revenue and operating income increases of approximately 6% and 13%, respectively, for the fiscal year ended June 30, 2010.

For the fiscal year ended June 30, 2010, revenues at the Company’s book publishing business increased $128 million, or 11%, as compared to fiscal 2009, primarily due to higher sales at the General Books and Children’s divisions and favorable foreign exchange fluctuations. Also contributing to the increase during the fiscal year ended June 30, 2010 were revenues from licensing fees received from a settlement. The increase at the General Books division was primarily due to the success of Going Rogue by Sarah Palin and higher electronic book sales. Strong sales of Where the Wild Things Are by Maurice Sendak, The Vampire Diaries by L.J. Smith and LA Candy by Lauren Conrad led to the increase at the Children’s division. During the fiscal year ended June 30, 2010, HarperCollins had 164 titles on The New York Times Bestseller List with 19 titles reaching the number one position.

For the fiscal year ended June 30, 2010, revenues at the Company’s integrated marketing service businesses increased $24 million, or 2%, as compared to fiscal 2009. The increase in revenues was primarily due to increases in volume and rates of in-store marketing products sold, partially offset by lower revenues for free-standing insert products.

For the fiscal year ended June 30, 2010, operating income at the Publishing segment decreased $369 million, or 44%, as compared to fiscal 2009. The decrease in operating income was primarily due to the $500 million charge relating to the settlement of the Valassis litigation and higher royalty and manufacturing costs resulting from higher book sales. The operating income decrease was partially offset by the revenue increases noted above, as well as the impact of cost containment initiatives and lower newspaper production costs.

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

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has a $2.25 billion revolving credit facility, which expires in May 2012, and has access to various film co-production alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of June 30, 2011, the availability under the revolving credit facility was reduced by stand-by letters of credit issued which totaled approximately $77 million. As of June 30, 2011, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television products.

The principal uses of cash that affect the Company’s liquidity position include the following: investments in the production and distribution of new feature films and television programs; the acquisition of and payments under programming rights for entertainment and sports programming; paper purchases; operational expenditures including employee costs; capital expenditures; interest expenses; income tax payments; investments in associated entities; dividends; acquisitions; debt repayments; and stock repurchases.

The Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

Sources and Uses of Cash—Fiscal 2011 vs. Fiscal 2010

Net cash provided by operating activities for the fiscal years ended June 30, 2011 and 2010 is as follows (in millions):

For the years ended June 30,	2011	2010
Net cash provided by operating activities	$4,471	$3,854

The increase in net cash provided by operating activities during the fiscal year ended June 30, 2011 as compared to fiscal 2010 was primarily due to higher affiliate receipts at the Cable Network Programming segment, higher collections at the DBS segment, higher advertising receipts at the Television segment, lower litigation settlement payments at the Publishing segment and lower pension contributions. These increases were partially offset by lower worldwide theatrical receipts, due to the absence of Avatar, and higher production spending at the Filmed Entertainment segment, lower receipts at the digital media properties due to lower advertising and search revenues and higher tax payments.

Net cash used in investing activities for the fiscal years ended June 30, 2011 and 2010 is as follows (in millions):

For the years ended June 30,	2011	2010
Net cash used in investing activities	$(2,247)	$(313)

The increase in net cash used in investing activities during the fiscal year ended June 30, 2011 as compared to fiscal 2010 was primarily due to the absence of proceeds from the sale of the financial indexes businesses and the majority of the Company’s eastern European television stations which were sold in fiscal 2010, cash utilized for the Company’s acquisitions of Shine and Wireless Generation in fiscal 2011 and higher capital expenditures. The increase in capital expenditures was primarily due to higher equipment purchases at the DBS segment and higher facility and equipment purchases at the Publishing segment.

Net cash provided by (used in) financing activities for the fiscal years ended June 30, 2011 and 2010 is as follows (in millions):

For the years ended June 30,	2011	2010
Net cash provided by (used in) financing activities	$1,360	$(1,445)

The change in net cash provided by financing activities for the fiscal year ended June 30, 2011 as compared to the net cash used in financing activities for fiscal 2010 was primarily due to higher borrowings and lower repayments of borrowings. During fiscal 2011, News America Incorporated, a wholly-owned subsidiary of the Company, (“NAI”), issued $2.5 billion in senior notes as compared to fiscal 2010 which included the issuance of $1.0 billion in senior notes. During fiscal 2011, NAI redeemed a portion of its 9.25% Senior Debentures due in February 2013 for $262 million and $82 million of its LYONs. The Company also repaid approximately $134 million assumed as part of the Shine acquisition in fiscal 2011. In fiscal 2010, NAI redeemed its 0.75% Senior Exchangeable BUCS for $1.6 billion, its 5% TOPrS for $134 million and its 4.75% Senior Notes due March 2010 for $150 million.

The total dividends declared related to fiscal 2011 results were $0.17 per share of Class A Common Stock and Class B Common Stock. In August 2011, the Company declared the final dividend on fiscal 2011 results of $0.095 per share for Class A Common Stock and Class B Common Stock. This together with the interim dividend of $0.075 per share of Class A Common Stock and Class B Common Stock constitute the total dividend relating to fiscal 2011.

Based on the number of shares outstanding as of June 30, 2011, the total aggregate cash dividends expected to be paid to stockholders in fiscal 2012 is approximately $450 million.

Sources and Uses of Cash—Fiscal 2010 vs. Fiscal 2009

Net cash provided by operating activities for the fiscal years ended June 30, 2010 and 2009 is as follows (in millions):

For the years ended June 30,	2010	2009
Net cash provided by operating activities	$3,854	$2,248

The increase in net cash provided by operating activities during fiscal 2010 as compared to fiscal 2009 primarily reflects higher profits and worldwide theatrical receipts at the Filmed Entertainment segment, higher affiliate receipts at the Cable Network Programming segment, higher receipts at the book publishing business and lower tax payments. The increase was partially offset by the $500 million payment relating to the settlement of the Valassis litigation, higher payments for programming rights, higher pension contributions and higher interest payments.

Net cash used in investing activities for the fiscal years ended June 30, 2010 and 2009 is as follows (in millions):

For the years ended June 30,	2010	2009
Net cash used in investing activities	$(313)	$(627)

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

Net cash (used in) provided by financing activities for the fiscal years ended June 30, 2010 and 2009 is as follows (in millions):

For the years ended June 30,	2010	2009
Net cash (used in) provided by financing activities	$(1,445)	$315

The change in net cash used in financing activities during the fiscal year ended June 30, 2010 as compared to net cash provided in fiscal 2009 was primarily due to the redemption of the Company’s 0.75% Senior Exchangeable BUCS and 5% TOPrS, as well as the repayment of $150 million Senior Notes due March 2010. The increase in cash used in financing activities was partially offset by the issuance of $600 million 6.90% Senior Notes due 2039 and $400 million 5.65% Senior Notes due 2020 in August 2009.

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

Debt Instruments

Borrowings (1)

	Years ended June 30,
	2011	2010	2009
	(in millions)
Borrowings
Notes due February 2041	$1,469	$—	$—
Notes due February 2021	984	—	—
Notes due August 2039	—	593	—
Notes due August 2020	—	396	—
Notes due March 2019	—	—	690
Notes due March 2039	—	—	283
Bank loans	—	—	30
All other	18	38	37

Total borrowings	$2,471	$1,027	$1,040

Repayments of borrowings
Senior Debentures due February 2013	$(262)	$—	$—
Debt assumed in Shine acquisition (2)	(134)	—	—
LYONs	(82)	—	—
BUCS (3)	—	(1,655)	—
TOPrS (3)	—	(134)	—
Notes due March 2010	—	(150)	—
Notes due October 2008	—	—	(200)
Bank loans	(46)	(82)	(64)
All other	(33)	(59)	(79)

Total repayment of borrowings	$(557)	$(2,080)	$(343)

(1)	See Note 10 to the Consolidated Financial Statements of News Corporation for information with respect to borrowings.
(2)	See Note 3 to the Consolidated Financial Statements of News Corporation for information with respect to the Shine acquisition.
(3)	See Note 11 to the Consolidated Financial Statements of News Corporation for information with respect to the redemptions of the BUCS and TOPrS.

Ratings of the Public Debt

The table below summarizes the Company’s credit ratings as of June 30, 2011.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa1	Stable
S&P	BBB+	Stable

In July 2011, S&P’s Ratings Services placed the Company’s BBB+ corporate credit rating on CreditWatch with negative implications. Moody’s Investors Service reaffirmed the Company’s corporate credit rating of Baa1 in July 2011.

Revolving Credit Agreement

In May 2007, NAI, entered into a credit agreement (the “Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein (the “Lenders”), Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent. The Credit Agreement provides a $2.25 billion unsecured revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit and has a maturity date of May 2012. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. NAI pays a facility fee of 0.08% regardless of facility usage. NAI pays interest for borrowings at LIBOR plus 0.27% and pays commission fees on letters of credit at 0.27%. NAI pays an additional fee of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. As of June 30, 2011, approximately $77 million in standby letters of credit, for the benefit of third parties, were outstanding.

Commitments and Guarantees

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2011.

	As of June 30, 2011
	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Contracts for capital expenditure	$490	$408	$47	$32	$3
Operating leases (a)
Land and buildings	2,746	371	644	546	1,185
Plant and machinery	1,781	251	455	342	733
Other commitments
Borrowings	15,495	32	434	950	14,079
Sports programming rights (b)	20,493	3,412	5,283	2,441	9,357
Entertainment programming rights	3,756	1,847	1,330	436	143
Other commitments and contractual obligations (c)	4,371	1,002	1,374	604	1,391

Total commitments, borrowings and contractual obligations	$49,132	$7,323	$9,567	$5,351	$26,891

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

	As of June 30, 2011
Contingent guarantees:	Total Amounts Committed	Amount of Guarantees Expiration Per Period
		1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Sports programming rights (d)	$308	$15	$131	$162	$—
Indemnity (e)	801	27	54	54	666
Letters of credit and other	249	249	—	—	—

	$1,358	$291	$185	$216	$666

(a)

The Company leases transponders, office facilities, warehouse facilities, printing plants, equipment and microwave transmitters used to carry broadcast signals. These leases, which are classified as operating leases, expire at certain dates through fiscal 2090.

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

Under the Company’s contracts with certain collegiate conferences, remaining future minimum payments for program rights to broadcast certain sporting events are payable over the remaining terms of the contracts.

Under the Company’s contract with Italy’s National League Football, remaining future minimum payments for programming rights to broadcast National League Football matches are payable over the remaining term of the contract through fiscal 2017.

In addition, the Company has certain other local sports broadcasting rights.

(c)	Primarily includes obligations relating to third party printing contracts, television rating services and paper purchase obligations.
(d)

A joint-venture in which the Company owns a 50% equity interest entered into an agreement for global programming rights. Under the terms of the agreement, the Company and the other joint-venture partner have jointly guaranteed the programming rights obligation.

(e)

In connection with the transaction related to the Dow Jones financial index businesses, the Company agreed to indemnify CME with respect to any payments of principal, premium and interest CME makes under its guarantee of the venture financing. (See Note 3 to the Consolidated Financial Statements of News Corporation for further discussion of this transaction.)

The table excludes the Company’s pension, other postretirement benefits (“OPEB”) obligations and the gross unrecognized tax benefits for uncertain tax positions as the Company is unable to reasonably predict the ultimate amount and timing. The Company made contributions of $158 million and $338 million to its pension plans in fiscal 2011 and fiscal 2010, respectively. The majority of these contributions were voluntarily made to improve the funding status of the plans. Future plan contributions are dependent upon actual plan asset returns and interest rates and statutory requirements. Assuming that actual plan asset returns are consistent with the Company’s expected plan returns in fiscal 2011 and beyond, and that interest rates remain constant, the Company would not be required to make any material contributions to its U.S. pension plans for the immediate future. The

Company expects to make a combination of voluntary contributions and statutory contributions of approximately $50 million to its pension plans in fiscal 2012. Payments due to participants under the Company’s pension plans are primarily paid out of underlying trusts. Payments due under the Company’s OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company’s pension plans. The Company expects its net OPEB payments to approximate $18 million in fiscal 2012. (See Note 17 to the Consolidated Financial Statements of News Corporation for further discussion of the Company’s pension and OPEB plans.)

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

As disclosed in the notes to the accompanying Consolidated Financial Statements of News Corporation, U.K. and U.S. regulators and governmental authorities are conducting investigations after allegations of phone hacking and inappropriate payments to police at our former publication, News of the World, and other related matters, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is cooperating fully with these investigations. It is possible that these proceedings could damage our reputation and might impair our ability to conduct our business.

The Company is not able to predict the ultimate outcome or cost associated with these investigations. Violations of law may result in civil, administrative or criminal fines or penalties. The Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. At June 30, 2011, the Company has provided for its best estimate of the liability for the claims that have been filed. The Company has announced a process under which parties can pursue claims against the Company, and management believes that it is probable that additional claims will be filed. It is not possible to estimate the liability for such additional claims given the early stage of this matter and the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the provision for such matters. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could affect the Company’s results of operations and financial condition.

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

Filmed Entertainment—Revenues from distribution of feature films are recognized in accordance with ASC 926. Revenues from the theatrical distribution of motion pictures are recognized as they are exhibited and revenues from DVD and Blu-ray sales, net of a reserve for estimated returns, are recognized on the date that DVD and Blu-ray units are made widely available for sale by retailers and all Company-imposed restrictions on the sale of DVD and Blu-ray units have expired. Revenues from television distribution are recognized when the motion picture or television program is made available to the licensee for broadcast.

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

Filmed Entertainment and Television Programming Costs

Accounting for the production and distribution of motion pictures and television programming is in accordance with ASC 926, which requires management’s judgment as it relates to total revenues to be received and costs to be incurred throughout the life of each program or its license period. These judgments are used to determine the amortization of capitalized filmed entertainment and television programming costs, the expensing of participation and residual costs associated with revenues earned and any fair value adjustments.

In accordance with ASC 926, the Company amortizes filmed entertainment and television programming costs using the individual-film-forecast method. Under the individual-film-forecast method, such programming costs are amortized for each film or television program in the ratio that current period actual revenue for such title bears to management’s estimated ultimate revenue as of the beginning of the current fiscal year to be recognized over approximately a six year period or operating profits to be realized from all media and markets for such title. Management bases its estimates of ultimate revenue for each film on factors such as historical performance of similar films, the star power of the lead actors and actresses and once released actual results of each film. For each television program, management bases its estimates of ultimate revenue on the performance of the television programming in the initial markets, the existence of future firm commitments to sell additional episodes of the program and the past performance of similar television programs. Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization and/or a write-down of the asset to fair value.

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

The Company accounts for its business acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the tangible net assets acquired is recorded as intangibles. Amounts recorded as goodwill are assigned to one or more reporting units. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. Identifying reporting units and assigning goodwill to them requires judgment involving the aggregation of business units with similar economic characteristics and the identification of existing business units that benefit from the acquired goodwill. The Company allocates goodwill to disposed businesses using the relative fair value method.

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

During fiscal 2011, the Company recorded an impairment charge for its Digital Media Group which is considered a reporting unit under ASC 350. The Company continues to monitor this reporting unit due to the impairment charges recorded in fiscal 2011. Goodwill at risk for future impairment related to this reporting unit totaled $243 million as of June 30, 2011. The Company will continue to monitor its goodwill and intangible assets for possible future impairment.

Income Taxes

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions in which it operates. The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining the Company’s tax expense and in evaluating its tax positions including evaluating uncertainties under ASC 740 “Income Taxes”.

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

The Company maintains defined benefit pension plans covering a significant number of its employees and retirees. The primary plans are closed to new participants. For financial reporting purposes, net periodic pension expense (income) is calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations and an expected rate of return on plan assets. The Company considers current market conditions, including changes in investment returns and interest rates, in making these assumptions. In developing the expected long-term rate of return, the Company considered the pension portfolio’s past average rate of returns, and future return expectations of the various asset classes. The expected long-term rate of return is based on an asset allocation assumption of 50% equities, 39% fixed-income securities and 11% in cash and other investments.

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

The key assumptions used in developing the Company’s fiscal 2011, 2010 and 2009 net periodic pension expense (income) for its plans consist of the following:

	2011	2010	2009
	($ in millions)
Discount rate used to determine net periodic benefit cost	5.7%	7.0%	6.7%
Assets:
Expected rate of return	7.0%	7.0%	7.0%
Expected return	$171	$138	$143
Actual return	$326	$237	$(230)

Gain/(Loss)	$155	$99	$(373)
One year actual return	13.7%	12.7%	(10.8)%
Five year actual return	4.4%	3.9%	3.5%

The weighted average discount rate is volatile from year to year because it is determined based upon the prevailing rates in the United States, the United Kingdom and Australia as of the measurement date. The Company will utilize a weighted average discount rate of 5.7% in calculating the fiscal 2012 net periodic pension expense for its plans. The Company will continue to use a weighted average long-term rate of return of 7% for fiscal 2012 based principally on a combination of asset mix and historical experience of actual plan returns. The accumulated net losses on the Company’s pension plans at June 30, 2011 were $835 million which decreased from $940 million at June 30, 2010. This decrease of $105 million was due primarily to an actual plan asset return of 13.7% in fiscal 2011, which was higher than the expected rate of return of 7%, and loss amortization in fiscal 2011. The net accumulated losses at June 30, 2011 were primarily the result of changes in discount rates and deferred asset losses. Lower discount rates increase present values of benefit obligations and increase the Company’s deferred losses and also increase subsequent-year pension expense. Higher discount rates decrease the present values of benefit obligations and reduce the Company’s accumulated net loss and also decrease subsequent-year pension expense. These deferred losses are being systematically recognized into future net periodic pension expense in accordance with ASC 715 “Compensation—Retirement Benefits.” Unrecognized losses in excess of 10% of the greater of the market-related value of plan assets or the plans projected benefit obligation are recognized over the average future service of the plan participants.

The Company made contributions of $158 million, $338 million and $214 million to its pension plans in fiscal 2011, 2010 and 2009, respectively. The majority of these contributions were voluntarily made to improve the funding status of the plans which were impacted by the economic conditions noted above. Future plan contributions are dependent upon actual plan asset returns, statutory requirements and interest rate movements. Assuming that actual plan returns are consistent with the Company’s expected plan returns in fiscal 2011 and beyond, and that interest rates remain constant, the Company would not be required to make any material statutory contributions to its primary U.S. pension plans for the immediate future. The Company will continue to make voluntary contributions as necessary to improve funded status.

Changes in net periodic pension expense may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on PBO
0.25 percentage point decrease in discount rate	Increase $16 million	Increase $128 million
0.25 percentage point increase in discount rate	Decrease $16 million	Decrease $128 million
0.25 percentage point decrease in expected rate of return on assets	Increase $7 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $7 million	—

Fiscal 2012 net periodic pension expense for the Company’s pension plans is expected to be approximately $146 million as compared to $168 million for fiscal 2011. The decrease is primarily due to an improved asset return which reduces the amount of deferred losses recognized in net periodic pension expense as noted above.

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

At June 30, 2011, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $193 million (including the Company’s non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $79 million at June 30, 2011.

Interest Rates

The Company’s current financing arrangements and facilities include approximately $15.5 billion of outstanding fixed-rate debt and the Credit Agreement, which carries variable rates. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. As of June 30, 2011, substantially all of the Company’s financial instruments with exposure to interest rate risk were denominated in U.S. dollars and had an aggregate fair value of approximately $17.2 billion. The potential change in fair market value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $1 billion at June 30, 2011.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity affiliates and had an aggregate fair value of approximately $12.5 billion as of June 30, 2011. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $11.2 billion. Such a hypothetical decrease would result in a before tax decrease in comprehensive income of approximately $36 million, as any changes in fair value of the Company’s equity affiliates are not recognized unless deemed other-than-temporary, as these investments are accounted for under the equity method.

Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk at June 30, 2011 or 2010 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At June 30, 2011, the Company did not anticipate nonperformance by any of the counterparties.

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

Because of its inherent limitations, internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, the assessment of the effectiveness of internal control over financial reporting was made as of a specific date. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of News Corporation’s internal control over financial reporting as of June 30, 2011, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of News Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of News Corporation’s Board of Directors.

Based on this assessment, management determined that, as of June 30, 2011, News Corporation maintained effective internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm who audited and reported on the Consolidated Financial Statements of News Corporation included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2011, has audited the Company’s internal control over financial reporting. Their report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of News Corporation:

We have audited News Corporation’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). News Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, News Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of News Corporation as of June 30, 2011 and 2010, and the related consolidated statements of operations, cash flows, and equity and other comprehensive income for each of the three years in the period ended June 30, 2011 and our report dated August 12, 2011 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New York, New York

August 12, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of News Corporation:

We have audited the accompanying consolidated balance sheets of News Corporation as of June 30, 2011 and 2010, and the related consolidated statements of operations, cash flows, and equity and other comprehensive income for each of the three years in the period ended June 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of News Corporation at June 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), News Corporation’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 12, 2011 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New York, New York

August 12, 2011

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the years ended June 30,
	2011	2010	2009
Revenues	$33,405	$32,778	$30,423
Operating expenses	(21,058)	(21,015)	(19,563)
Selling, general and administrative	(6,306)	(6,619)	(6,164)
Depreciation and amortization	(1,191)	(1,185)	(1,138)
Impairment and restructuring charges	(313)	(253)	(9,208)
Equity earnings (losses) of affiliates	462	448	(309)
Interest expense, net	(966)	(991)	(927)
Interest income	126	91	91
Other, net	18	69	1,256

Income (loss) from continuing operations before income tax expense	4,177	3,323	(5,539)
Income tax (expense) benefit	(1,029)	(679)	2,229

Income (loss) from continuing operations	3,148	2,644	(3,310)
Loss on disposition of discontinued operations, net of tax	(254)	—	—

Net income (loss)	2,894	2,644	(3,310)
Less: Net income attributable to noncontrolling interests	(155)	(105)	(68)

Net income (loss) attributable to News Corporation stockholders	$2,739	$2,539	$(3,378)

Income (loss) from continuing operations attributable to News Corporation stockholders
Basic	$1.14	$0.97	$(1.29)
Diluted	$1.14	$0.97	$(1.29)
Net income (loss) attributable to News Corporation stockholders
Basic	$1.04	$0.97	$(1.29)
Diluted	$1.04	$0.97	$(1.29)

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of June 30,
	2011	2010
Assets:
Current assets:
Cash and cash equivalents	$12,680	$8,709
Receivables, net	6,330	6,431
Inventories, net	2,332	2,392
Other	442	492

Total current assets	21,784	18,024

Non-current assets:
Receivables	350	346
Investments	4,867	3,515
Inventories, net	4,198	3,254
Property, plant and equipment, net	6,542	5,980
Intangible assets, net	8,587	8,306
Goodwill	14,697	13,749
Other non-current assets	955	1,210

Total assets	$61,980	$54,384

Liabilities and Equity:
Current liabilities:
Borrowings	$32	$129
Accounts payable, accrued expenses and other current liabilities	5,773	5,204
Participations, residuals and royalties payable	1,511	1,682
Program rights payable	1,298	1,135
Deferred revenue	957	712

Total current liabilities	9,571	8,862

Non-current liabilities:
Borrowings	15,463	13,191
Other liabilities	2,908	2,979
Deferred income taxes	3,712	3,486

Redeemable noncontrolling interests	242	325

Commitments and contingencies

Equity:
Class A common stock (1)	18	18
Class B common stock (2)	8	8
Additional paid-in capital	17,435	17,408
Retained earnings and accumulated other comprehensive income	12,045	7,679

Total News Corporation stockholders’ equity	29,506	25,113
Noncontrolling interests	578	428

Total equity	30,084	25,541

Total liabilities and equity	$61,980	$54,384

(1)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,828,315,242 shares and 1,822,301,780 shares issued and outstanding, net of 1,776,534,202 and 1,776,740,787 treasury shares at par at June 30, 2011 and 2010, respectively.

(2)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 313,721,702 treasury shares at par at June 30, 2011 and 2010, respectively.

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the years ended June 30,
	2011	2010	2009
Operating activities:
Net income (loss)	$2,894	$2,644	$(3,310)
Loss on disposition of discontinued operations, net of tax	254	—	—

Income (loss) from continuing operations	3,148	2,644	(3,310)
Adjustments to reconcile income (loss) from continuing operations to cash provided by operating activities:
Depreciation and amortization	1,191	1,185	1,138
Amortization of cable distribution investments	92	84	88
Equity (earnings) losses of affiliates	(462)	(448)	309
Cash distributions received from affiliates	310	317	298
Impairment charges (net of tax of nil, $19 million and $1,707 million, respectively)	168	181	7,189
Other, net	(18)	(69)	(1,256)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	377	(282)	194
Inventories, net	(627)	(110)	(485)
Accounts payable and other liabilities	292	352	(1,917)

Net cash provided by operating activities	4,471	3,854	2,248

Investing activities:
Property, plant and equipment, net of acquisitions	(1,171)	(914)	(1,101)
Acquisitions, net of cash acquired	(831)	(143)	(809)
Investments in equity affiliates	(326)	(428)	(403)
Other investments	(322)	(85)	(76)
Proceeds from dispositions	403	1,257	1,762

Net cash used in investing activities	(2,247)	(313)	(627)

Financing activities:
Borrowings	2,471	1,027	1,040
Repayment of borrowings	(557)	(2,080)	(343)
Issuance of shares	12	24	4
Dividends paid	(500)	(418)	(366)
Purchase of subsidiary shares from noncontrolling interests	(116)	—	(38)
Sale of subsidiary shares to noncontrolling interests	50	—	—
Other, net	—	2	18

Net cash provided by (used in) financing activities	1,360	(1,445)	315

Net increase in cash and cash equivalents	3,584	2,096	1,936
Cash and cash equivalents, beginning of year	8,709	6,540	4,662
Exchange movement of opening cash balance	387	73	(58)

Cash and cash equivalents, end of year	$12,680	$8,709	$6,540

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY AND OTHER COMPREHENSIVE INCOME

(IN MILLIONS)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings and Accumulated Other Comprehensive Income	Total News Corporation Equity	Noncontrolling Interests (1)	Total Equity
	Shares	Amount	Shares	Amount
Balance. June 30, 2008	1,810	$18	799	$8	$17,214	$11,383	$28,623	$631	$29,254
Net (loss) income	—	—	—	—	—	(3,378)	(3,378)	72	(3,306)
Unrealized holding gains on securities, net of tax	—	—	—	—	—	2	2	—	2
Benefit plan adjustments	—	—	—	—	—	(92)	(92)	—	(92)
Foreign currency translation adjustments	—	—	—	—	—	(1,671)	(1,671)	(22)	(1,693)

Comprehensive (loss) income	—	—	—	—	—	(5,139)	(5,139)	50	(5,089)
Dividends declared	—	—	—	—	—	(314)	(314)	—	(314)
Shares issued	5	—	—	—	77	—	77	—	77
Change in value of redeemable noncontrolling interest and other	—	—	—	—	63	(86)	(23)	(273)	(296)

Balance. June 30, 2009	1,815	$18	799	$8	$17,354	$5,844	$23,224	$408	$23,632
Net income	—	—	—	—	—	2,539	2,539	96	2,635
Unrealized holding gains on securities, net of tax	—	—	—	—	—	49	49	—	49
Benefit plan adjustments	—	—	—	—	—	(208)	(208)	—	(208)
Foreign currency translation adjustments	—	—	—	—	—	(248)	(248)	1	(247)

Comprehensive income	—	—	—	—	—	2,132	2,132	97	2,229
Dividends declared	—	—	—	—	—	(353)	(353)	—	(353)
Shares issued	7	—	—	—	83	—	83	—	83
Change in value of redeemable noncontrolling interest and other	—	—	—	—	(29)	56	27	(77)	(50)

Balance. June 30, 2010	1,822	$18	799	$8	$17,408	$7,679	$25,113	$428	$25,541
Net income	—	—	—	—	—	2,739	2,739	131	2,870
Unrealized holding gains on securities, net of tax	—	—	—	—	—	88	88	—	88
Benefit plan adjustments	—	—	—	—	—	54	54	—	54
Foreign currency translation adjustments	—	—	—	—	—	1,893	1,893	14	1,907

Comprehensive income	—	—	—	—	—	4,774	4,774	145	4,919
Dividends declared	—	—	—	—	—	(396)	(396)	—	(396)
Shares issued	6	—	—	—	82	—	82	—	82
Change in value of redeemable noncontrolling interest and other	—	—	—	—	(55)	(12)	(67)	5	(62)

Balance. June 30, 2011	1,828	$18	799	$8	$17,435	$12,045	$29,506	$578	$30,084

(1)

Net income attributable to noncontrolling interests excludes $24 million, $9 million and $(4) million relating to redeemable noncontrolling interests which is reflected in temporary equity for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. Foreign currency translation adjustments exclude $1 million, $(3) million and $(16) million relating to redeemable noncontrolling interests for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. Other activity attributable to noncontrolling interests excludes $(108) million, $(24) million and nil relating to redeemable noncontrolling interests for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

News Corporation and its subsidiaries (together, “News Corporation” or the “Company”) is a Delaware corporation. News Corporation is a diversified global media company, which manages and reports its businesses in six segments: Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite (“DBS”) operators primarily in the United States, Latin America, Europe and Asia; Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production of original television programming worldwide; Television, which principally consists of the broadcasting of network programming in the United States and the operation of 27 full power broadcast television stations, including nine duopolies, in the United States (of these stations, 17 are affiliated with the Fox Broadcasting Company (“FOX”) and ten are affiliated with Master Distribution Service, Inc. (“MyNetworkTV”) programming distribution service); Direct Broadcast Satellite Television, which consists of the distribution of basic and premium programming services via satellite and broadband directly to subscribers in Italy; Publishing which principally consists of the publication of newspapers in the United Kingdom, Australia and the United States as well as the provision of information services, the publication of English language books throughout the world and the publication of free-standing inserts and provision of in-store marketing products and services in the United States and Canada; and Other, which includes the Company’s digital media properties, Wireless Generation, an educational technology business and News Outdoor Group (“News Outdoor”), an advertising business which offers display advertising primarily in outdoor locations throughout Russia and Eastern Europe. (See Note 24—Subsequent Events)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Certain fiscal 2010 and 2009 amounts have been reclassified to conform to the fiscal 2011 presentation.

The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal year 2011 included 53 weeks, with the 53rd week falling in the fourth fiscal quarter, while fiscal years 2010 and 2009 included 52 weeks. All references to June 30, 2011, June 30, 2010 and June 30, 2009 relate to the twelve month periods ended July 3, 2011, June 27, 2010 and June 28, 2009, respectively. For convenience purposes, the Company continues to date its financial statements as of June 30.

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

The Company has receivables with original maturities greater than one year in duration principally related to the Company’s sale of program rights in the television syndication markets within the Filmed Entertainment segment. Allowances for credit losses are established against these non-current receivables as necessary. As of June 30, 2011 and 2010 these allowances were not material.

Receivables, net consist of:

	At June 30,
	2011	2010
	(in millions)
Total receivables	$7,779	$7,947
Allowances for returns and doubtful accounts	(1,099)	(1,170)

Total receivables, net	6,680	6,777
Less: current receivables, net	(6,330)	(6,431)

Non-current receivables, net	$350	$346

Inventories

Filmed Entertainment Costs:

In accordance with ASC 926, “Entertainment—Films” (“ASC 926”) Filmed Entertainment costs include capitalized production costs, overhead and capitalized interest costs, net of any amounts received from outside investors. These costs, as well as participations and talent residuals, are recognized as operating expenses on an

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

individual film or network series based on the ratio that fiscal 2011’s gross revenues bear to management’s estimate of total remaining ultimate gross revenues. Television production costs incurred in excess of the amount of revenue contracted for each episode in the initial market are expensed as incurred on an episode-by-episode basis. Estimates for initial syndication and basic cable revenues are not included in the estimated lifetime revenues of network series until such sales are probable. Television production costs incurred subsequent to the establishment of secondary markets are capitalized and amortized. Marketing costs and development costs under term deals are charged as operating expenses as incurred. Development costs for projects not produced are written-off at the earlier of the time the decision is made not to develop the story or after three years.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Goodwill and intangible assets

The Company has a significant amount of intangible assets, including goodwill, film and television libraries, Federal Communications Commission (“FCC”) licenses, newspaper mastheads, distribution networks, publishing rights and other copyright products and trademarks. Goodwill is recorded as the difference between the cost of acquiring entities and amounts assigned to their tangible and identifiable intangible net assets. In accordance with ASC 350, the Company’s goodwill and indefinite-lived intangible assets, which primarily consist of FCC licenses, are tested annually for impairment or earlier if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Intangible assets with finite lives are generally amortized over their estimated useful lives. The impairment assessment of indefinite-lived intangibles compares the fair value of these intangible assets to their carrying value.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

When a business within a reporting unit is disposed of, goodwill is allocated to the disposed business using the relative fair value method.

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

Long-lived assets

ASC 360, “Property, Plant, and Equipment,” (“ASC 360”) and ASC 350 require that the Company periodically review the carrying amounts of its long-lived assets, including property, plant and equipment and finite-lived intangible assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is recognized if the carrying value of such asset exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less their costs to sell.

Financial instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents and cost investments, approximate fair value. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. Derivative instruments embedded in other contracts, such as convertible debt securities and exchangeable

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

securities, are separated into their host and derivative financial instrument components. The derivative component is recorded at its estimated fair value in the consolidated balance sheets with changes in estimated fair value recorded in Other, net in the consolidated statements of operations.

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

Filmed Entertainment:

Revenues are recognized in accordance with ASC 926. Revenues from the distribution of motion pictures are recognized as they are exhibited, and revenues from home entertainment sales, net of a reserve for estimated returns, are recognized on the date that DVD and Blu-ray units are made available for sale by retailers and all Company-imposed restrictions on the sale of DVD and Blu-ray units have expired.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Multiple Element Arrangements

Revenues or costs derived from contracts that contain multiple products and services are allocated based on the relative fair value of each delivered or purchased item. Each product or service being delivered or purchased, is accounted for separately, based on the relevant revenue or cost recognition accounting policies.

On July 1, 2010, the Company adopted Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 revises the criteria for separating and allocating consideration for each deliverable in a multiple-deliverable arrangement and establishes a hierarchy for determining the selling price of each deliverable. Under the guidance, revenues are allocated based on the relative selling price of each deliverable. The selling price used for each deliverable is based on the Company-specific objective evidence if available, third party evidence if Company-specific evidence is not available, or estimated selling price for the stand-alone sale of the deliverable if neither Company-specific objective evidence nor third party evidence is available. The adoption of ASU 2009-13 did not have a material effect on the Company’s consolidated financial statements.

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

Advertising expenses

The Company expenses advertising costs as incurred, including advertising expenses for theatrical and television product in accordance with ASC 720-35, “Other Expenses—Advertising Cost.” Advertising expenses recognized totaled $2.7 billion for the fiscal year ended June 30, 2011 and $2.5 billion for each of the fiscal years ended June 30, 2010 and 2009.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Capitalization of interest

Interest cost on funds invested in major projects, primarily theatrical productions, with substantial development and construction phases are capitalized until production or operations commence. Once production or operations commence, the interest costs are expensed as incurred. Capitalized interest is amortized over future periods on a basis consistent with that of the project to which it relates. Total interest capitalized was $44 million in both the fiscal years ended June 30, 2011 and 2010 and $55 million for the fiscal year ended June 30, 2009. Amortization of capitalized interest for the fiscal years ended June 30, 2011, 2010 and 2009 was $56 million, $73 million and $50 million, respectively.

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

Earnings per share

Basic earnings per share for the Class A common stock, par value $0.01 per share (“Class A Common Stock”), and Class B common stock, par value $0.01 per share (“Class B Common Stock”) is calculated by dividing Net income (loss) attributable to News Corporation stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding. Diluted earnings per share for Class A Common Stock and Class B Common Stock is calculated similarly, except that the calculation includes the dilutive effect of the assumed issuance of shares issuable under the Company’s equity-based compensation plans.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Comprehensive income

The Company follows ASC 220, “Comprehensive Income,” for the reporting and display of comprehensive income. The components of accumulated comprehensive income were as follows:

	For the years ended June 30,
	2011	2010	2009
	(in millions)
Accumulated other comprehensive income, net of tax:
Unrealized holding gains on securities:
Balance, beginning of year	$122	$73	$71
Fiscal year activity	88	49	2

Balance, end of year	210	122	73

Pension plans:
Balance, beginning of year	(591)	(383)	(291)
Fiscal year activity	54	(208)	(92)

Balance, end of year	(537)	(591)	(383)

Foreign currency translation:
Balance, beginning of year	67	315	1,986
Fiscal year activity (1)	1,893	(248)	(1,671)

Balance, end of year	1,960	67	315

Total accumulated other comprehensive income, net of tax
Balance, beginning of year	(402)	5	1,766
Fiscal year activity, net of income tax (expense) benefit of $(60) million, $74 million and $70 million	2,035	(407)	(1,761)

Balance, end of year	$1,633	$(402)	$5

(1)	Excludes $15 million, $(2) million and $(38) million relating to noncontrolling interests and redeemable noncontrolling interests for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

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

The Company has an unconsolidated investment in a VIE and the Company’s aggregate risk of loss related to this unconsolidated VIE as of June 30, 2011 was approximately $544 million which consisted of debt and equity securities and was included in Investments in the consolidated balance sheets. In addition, the Company has agreed to provide loans to this VIE of approximately $150 million. As of June 30, 2011, funding of these loans has not yet been requested by this VIE.

The Company also has a consolidated investment in a VIE; however, the assets, liabilities, net income and cash flows attributable to this entity were not material to the Company in any of the periods presented.

NOTE 3. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Fiscal 2011 Transactions

During the first quarter of fiscal 2011, the Company acquired an additional interest in Asianet Communications Limited (“Asianet”), an Asian general entertainment television joint venture, for approximately $92 million in cash. As a result of this transaction, the Company increased its interest in Asianet to 75% from the 51% it owned at June 30, 2010.

In November 2010, the Company formed a joint venture with China Media Capital (“CMC”), a media investment fund in China, to explore new growth opportunities. The Company transferred the equity and related assets of its STAR China business along with the Fortune Star Chinese movie library with a combined market value of approximately $140 million and CMC paid cash of approximately $74 million to the Company. Following this transaction, CMC holds a 53% controlling stake in the joint venture and the Company holds a 47% stake. The Company’s interest in the joint venture was recorded at fair value of $66 million, which was determined using a discounted cash flow valuation method and is now accounted for under the equity method of accounting. The Company recorded a gain on this transaction of $55 million, which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2011.

In December 2010, the Company disposed of the Fox Mobile Group (“Fox Mobile”) and recorded a loss of approximately $29 million on the disposition which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2011. The net income, assets, liabilities and cash flow attributable to the Fox Mobile operations are not material to the Company in any of the periods presented and, accordingly, have not been presented separately.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In fiscal 2011, the Company acquired Wireless Generation, an education technology company, for cash. Total consideration was approximately $390 million, which included the equity purchase price and the repayment of Wireless Generation’s outstanding debt.

In April 2011, the Company acquired Shine Limited (“Shine”), an international television production company, for cash. The total consideration for this acquisition included (i) approximately $480 million for the acquisition of the equity, of which approximately $60 million has been set aside in escrow to satisfy any indemnification obligations, (ii) the repayment of Shine’s outstanding debt of approximately $135 million and (iii) net liabilities assumed. Elisabeth Murdoch, Chairman and Chief Executive Officer of Shine, and daughter of Mr. K. R. Murdoch and sister of Messrs. Lachlan and James Murdoch, received approximately $214 million in cash at closing in consideration for her majority ownership interest in Shine, and is entitled to her proportionate share of amounts that are released from escrow.

The aforementioned acquisitions were all accounted for in accordance with ASC 805, “Business Combinations” (“ASC 805”). In accordance with ASC 350, the excess purchase price that has been allocated or has been preliminarily allocated to goodwill is not being amortized for all of the acquisitions noted above. Where the allocation of the excess purchase price is not final, the amount allocated to goodwill is subject to change upon completion of final valuations of certain assets and liabilities. A future reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets could reduce future earnings as a result of additional amortization.

In June 2011, the Company transferred the equity and related assets of Myspace to a digital media company in exchange for an equity interest in the acquirer. As a result of this transaction, the Company’s interest in the acquirer, which is not material, was recorded at fair value and is now accounted for under the cost method of accounting. The loss on this transaction was approximately $254 million, net of tax of $61 million, or ($0.10) per diluted share and was included in Loss on disposition of discontinued operations, net of tax in the consolidated statements of operations for the fiscal year ended June 30, 2011. The assets, liabilities and cash flows attributable to the Myspace operations were not material to the Company in any of the periods presented and, accordingly, have not been presented separately. Revenues and operating loss attributable to Myspace for the fiscal years ended June 30, 2011, 2010 and 2009 were as follows:

	For the years ended June 30,
	2011	2010	2009
	(in millions)
Revenues	$108	$397	$605
Operating loss	$(228)	$(84)	$(2)

Fiscal 2010 Transactions

During fiscal year 2010, the Company completed two transactions related to its financial indexes businesses:

The Company sold its 33% interest in STOXX AG (“STOXX”), a European market index provider, to its partners, Deutsche Börse AG and SIX Group AG, for approximately $300 million in cash. The Company was entitled to receive additional consideration if STOXX achieved certain revenue targets in calendar year 2010. These revenue targets were met and in June 2011, the Company received additional consideration of approximately $43 million which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2011.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company and CME Group Inc. (“CME”) formed a joint venture to operate a global financial index service business (the “Venture”), to which the Company contributed its Dow Jones Indexes business valued at $675 million. This represents the estimated exit price to sell the asset group based upon a third party valuation considering offers received from market participants interested in purchasing the business at $675 million (which included the Company’s agreement to provide to the Venture an annual media credit for advertising on the Company’s Dow Jones media properties averaging approximately $3.5 million a year for a ten year term). CME contributed a business to the Venture which provides certain market data services valued at $608 million. The Company and CME own 10% and 90% of the Venture, respectively. The Venture issued approximately $613 million in third-party debt due in March 2018 that has been guaranteed by CME (the “Venture Financing”). The Venture used the proceeds from the debt issuance to make a special distribution at the time of the closing of approximately $600 million solely to the Company. The Company agreed to indemnify CME with respect to any payments of principal, premium and interest that CME makes under its guarantee of the Venture Financing and certain refinancing of such debt. In the event the Company is required to perform under this indemnity, the Company will be subrogated to and acquire all rights of CME. The maximum potential amount of undiscounted future payments related to this indemnity was approximately $800 million at June 30, 2011. The Company has made a determination that there is no recognition of this potential future payment in the accompanying financial statements as the likelihood of the Company having to perform under this indemnity is not probable.

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

The Company recorded a combined loss of approximately $23 million on both of these transactions, which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2010. The combined loss of $23 million is comprised of the loss on the disposition of the Dow Jones Indexes business and a gain on the sale of the Company’s STOXX investment. The disposition of the Dow Jones Indexes business resulted in a loss of $77 million. The Company calculated the loss in accordance with ASC 810 Consolidation as the fair value of the consideration received, which included cash and the Company’s 10% interest retained in the joint venture less a) the aggregate carrying amount of Dow Jones Indexes’ assets and liabilities and b) the 10-year annual media credit for advertising on News Corp’s Dow Jones media properties.

	Dow Jones Indexes	STOXX	Combined
	(in millions)
Cash received	$607.5	$295.8	$903.3
Fair value of 10% interest retained in joint venture	67.5	—	67.5
Less: aggregate carrying amount	(717.0)	(242.2)	(959.2)
Less: 10-year annual media credit for advertising	(34.7)	—	(34.7)

(Loss) gain on disposition (a)	$(76.7)	$53.6	$(23.1)

(a)

As noted above, the Company received additional consideration of approximately $43 million relating to the STOXX transaction which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2011.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In December 2009, the Company entered into an agreement to transfer the equity and related assets of Photobucket to a mobile photo uploading platform in exchange for an equity interest in the acquirer and cash. A loss of approximately $32 million was recorded on this transaction and was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2010. As a result of this transaction, the Company’s interest in the acquirer, which is not material, was recorded at fair value and is now accounted for under the equity method of accounting.

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

Fiscal 2009 Transactions

Acquisitions

In October 2008, the Company purchased VeriSign Inc.’s (“VeriSign”) noncontrolling interest of the Jamba joint venture, which has been included in Fox Mobile, for approximately $193 million in cash, increasing the Company’s interest to 100%. During fiscal 2010, the Company recorded an impairment charge relating to Fox Mobile’s fixed assets. During fiscal 2010 and 2009, the Company recorded impairment charges relating to Fox Mobile’s goodwill and finite-lived intangible assets. (See Note 9—Goodwill and Other Intangible Assets)

In January 2009, the Company and Asianet TV Holdings Private Limited (which has since merged into its parent company Jupiter Capital Private Limited) formed a venture, Asianet, to provide general entertainment channels in southern India. The Company paid approximately $235 million in cash and assumed net debt of approximately $20 million for a controlling interest in four of Asianet’s channels which were combined with one of the Company’s existing channels. The Company has a controlling interest in this venture and, accordingly, began consolidating the results in January 2009.

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

NOTE 4. RESTRUCTURING PROGRAMS

Fiscal 2011

In fiscal 2011, the Company recorded restructuring charges of approximately $145 million. The restructuring charges primarily consist of a $115 million charge related to the Company’s digital media properties and $25 million related to termination benefits recorded at the newspaper businesses. The charges at the Company’s digital media properties were a result of an organizational restructuring to align resources more closely with business priorities and consisted of facility related costs of $95 million, termination benefits of $18 million and other associated costs of $2 million.

Fiscal 2010

In fiscal 2010, the Company recorded restructuring charges of approximately $53 million. The restructuring charges in fiscal 2010 reflect an $18 million charge related to the sales and distribution operations of the STAR channels, a $19 million charge for termination benefits related to the newspaper businesses, a $7 million charge related to the restructuring program at Fox Mobile and a $9 million charge for accretion on facility termination obligations.

Fiscal 2009

In fiscal 2009, certain of the markets in which the Company’s businesses operate experienced a weakening in the economic climate, which adversely affected advertising revenue and other consumer driven spending. As a result, a number of the Company’s businesses implemented a series of operational actions to address the Company’s cost structure, including the restructuring of the Company’s digital media properties to align resources more closely with business priorities. This restructuring program included significant job reductions, both domestically and internationally, to enable the businesses to operate on a more cost effective basis. In conjunction with this project the Company also eliminated excess facility requirements. In fiscal 2009, several other businesses of the Company implemented similar plans including the U.K. and Australian newspapers, HarperCollins, MyNetworkTV and Fox Television Stations. During the fiscal year ended June 30, 2009, the

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company recorded restructuring charges of approximately $312 million. These charges consist of severance costs, facility related costs and other associated costs. The restructuring charges principally consist of $20 million recorded at the television business, $74 million recorded at the newspaper businesses, $33 million recorded at the book publishing business and $178 million related to the Company’s digital media properties, $148 million of which was recorded for facility related costs.

Changes in the program liabilities were as follows:

	One time termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, June 30, 2008	$—	$—	$—	$—
Additions	126	164	22	312
Payments	(62)	—	(14)	(76)
Foreign exchange movements	1	—	—	1

Balance, June 30, 2009	$65	$164	$8	$237
Additions	37	14	2	53
Payments	(68)	(24)	(4)	(96)
Foreign exchange movements	(2)	—	—	(2)

Balance, June 30, 2010	$32	$154	$6	$192
Additions	47	96	2	145
Payments	(51)	(34)	(7)	(92)
Foreign exchange movements and dispositions	(1)	(9)	(1)	(11)

Balance, June 30, 2011	$27	$207	$—	$234

The Company expects to record an additional $63 million of restructuring charges, principally related to accretion on facility termination obligations expected to be paid through 2021. At June 30, 2011, restructuring liabilities of approximately $74 million and $160 million were included in the consolidated balance sheets in other current liabilities and other liabilities, respectively.

Dow Jones

As a result of the Dow Jones acquisition, in fiscal 2008, the Company established and approved plans to integrate the acquired operations into the Company’s Publishing segment. The cost to implement these plans consists of separation payments for certain Dow Jones executives under the change in control plan Dow Jones had established prior to the acquisition, non-cancelable lease commitments and lease termination charges for leased facilities and other contract termination costs associated with the restructuring activities. As of June 30, 2011, all of the material aspects of the plans have been completed and the substantial remaining obligation pertains to the lease termination charges for leased facilities of approximately $53 million.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. INVENTORIES

As of June 30, 2011, the Company’s inventories were comprised of the following:

	As of June 30,
	2011	2010
	(in millions)
Programming rights	$3,512	$3,058
Books, DVDs, paper and other merchandise	373	367
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	755	614
Completed, not released	31	155
In production	784	508
In development or preproduction	98	98

	1,668	1,375

Television productions:
Released (including acquired libraries)	617	561
In production	356	283
In development or preproduction	4	2

	977	846

Total filmed entertainment costs, less accumulated amortization (a)	2,645	2,221

Total inventories, net	6,530	5,646
Less: current portion of inventory, net (b)	(2,332)	(2,392)

Total noncurrent inventories, net	$4,198	$3,254

(a)

Does not include $428 million and $460 million of net intangible film library costs as of June 30, 2011 and 2010, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheets. (See Note 9—Goodwill and Other Intangible Assets for further details)

(b)	Current inventory as of June 30, 2011 and 2010 is comprised of programming rights ($1,995 million and $2,057 million, respectively), books, DVDs, Blu Rays, paper, and other merchandise.

As of June 30, 2011, the Company estimated that approximately 71% of unamortized filmed entertainment costs from the completed films are expected to be amortized during fiscal 2012 and approximately 98% of released filmed entertainment costs will be amortized within the next three fiscal years. During fiscal 2012, the Company expects to pay $1,003 million in accrued participation liabilities, which are included in participations, residuals and royalties payable on the consolidated balance sheets. At June 30, 2011, acquired film and television libraries had remaining unamortized film costs of $68 million, which are generally amortized using the individual film forecast method over a remaining period of approximately ten years.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6. INVESTMENTS

As of June 30, 2011, the Company’s investments were comprised of the following:

		Ownership Percentage		As of June 30,
				2011	2010
				(in millions)
Equity method investments:
British Sky Broadcasting Group plc (1)	U.K. DBS operator	39%		$1,532	$1,159
Sky Network Television Ltd. (1)	New Zealand media company	44%		424	343
NDS	Digital technology company	49%		423	286
Sky Deutschland AG (1)	German pay-TV operator	49.9%	(2)	304	326
Other equity method investments		various		1,107	893
Fair value of available-for-sale investments		various		652	225
Other investments		various		425	283

				$4,867	$3,515

(1)

The market value of the Company’s investment in BSkyB, Sky Network Television Ltd., and Sky Deutschland AG (“Sky Deutschland”) was $9,361 million, $794 million and $1,912 million at June 30, 2011, respectively.

(2)	In fiscal 2011, the Company increased its ownership in Sky Deutschland from approximately 45% to 49.9% at June 30, 2011 (See Fiscal Year 2011 Transactions below for further discussion)

The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	As of June 30,
	2011	2010
	(in millions)
Cost basis of available-for-sale investments	$269	$37
Accumulated gross unrealized gain	383	189
Accumulated gross unrealized loss	—	(1)

Fair value of available-for-sale investments	$652	$225

Deferred tax liability (a)	$132	$66

(a)	The deferred tax liability includes $113 million and $66 million related to unrealized gains recorded in comprehensive income as of June 30, 2011 and 2010, respectively.

The Company reclassified gains of nil, $3 million and nil from accumulated other comprehensive income to the consolidated statements of operations, based on the specific identification method, during the fiscal year ended June 30, 2011, 2010 and 2009, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Equity Earnings (Losses) of Affiliates

The Company’s share of the earnings (losses) of its equity affiliates was as follows:

	For the years ended June 30,
	2011	2010	2009
	(in millions)
DBS equity affiliates	$305	$341	$(374)
Cable channel equity affiliates	42	66	59
Other equity affiliates	115	41	6

Total equity earnings (losses) of affiliates (a)	$462	$448	$(309)

(a)

The Company’s investment in several of its affiliates exceeded its equity in the underlying net assets by approximately $1.8 billion as of June 30, 2011 and $1.6 billion as of June 30, 2010, which represented the excess cost over the Company’s proportionate share of its investments’ underlying net assets. This has been allocated between intangibles with finite lives, indefinite-lived intangibles and goodwill. The finite-lived intangibles primarily represent trade names and subscriber lists with a weighted average useful life as of June 30, 2011 and 2010 of 14 and 16 years, respectively.

In accordance with ASC 350, the Company amortized $14 million and $7 million in fiscal 2011 and 2010, respectively, related to amounts allocated to finite-lived intangible assets. Such amortization is reflected in equity earnings (losses) of affiliates.

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

In addition, in accordance with the backstop, the Company agreed with Sky Deutschland to subscribe to a bond issuance that is convertible for up to 53.9 million underlying Sky Deutschland shares. The convertible bond was issued to the Company in January 2011 for approximately €165 million (approximately $225 million). The Company currently has the right to convert the bond into equity, subject to certain black-out periods. If not converted, the Company will have the option to redeem the bond for cash upon its maturity in four years. The convertible bond was separated into its host and derivative financial instrument components, both of which are recorded at their estimated fair value in Investments in the consolidated balance sheets. The change in estimated fair value of the derivative financial instrument of approximately $46 million was recorded in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2011. The change in estimated fair value of the host was not material for the fiscal year ended June 30, 2011.

The remaining amount under the backstop of approximately €58 million (approximately $75 million), must be funded prior to December 2011 and will be provided as a loan to the extent Sky Deutschland does not generate other proceeds through capital increases or convertible bond issuances. The Company has also agreed to loan Sky Deutschland approximately $70 million to support the launch of a sports news channel. The Company expects to fund these amounts in fiscal 2012.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In August 2010, the Company increased its investment in Tata Sky Ltd. (“Tata Sky”) for approximately $88 million in cash. As a result of this transaction, the Company increased its interest in Tata Sky to approximately 30% from the 20% it owned at June 30, 2010.

In June 2010, the Company announced that it had proposed to the board of directors of British Sky Broadcasting Group plc (“BSkyB”), in which the Company currently has an approximate 39% interest, to make a cash offer of 700 pence per share for the BSkyB shares that the Company does not already own. Following the allegations regarding News of the World, on July 13, 2011, the Company announced that it no longer intended to make an offer for the BSkyB shares that the Company does not already own. As a result of the July 2011 announcement, the Company paid BSkyB a breakup fee of approximately $63 million in accordance with a cooperation agreement between the parties.

Fiscal 2010 Transactions

During fiscal 2010, the Company acquired additional shares of Sky Deutschland, increasing its ownership from approximately 38% at June 30, 2009 to approximately 45% at June 30, 2010. The aggregate cost of the shares acquired was approximately $200 million and the majority of the shares were newly registered shares issued pursuant to a capital increase.

During fiscal 2010, the Company acquired an approximate 9% interest in Rotana Holding FZ-LLC (“Rotana”), which operates a diversified film, television, audio, advertising and entertainment business across the Middle East and North Africa, for $70 million. A significant stockholder of the Company, who owned approximately 7% of the Company’s Class B Common stock, owns a controlling interest in Rotana. The Company had an option to purchase an approximate 9% additional interest for $70 million through November 2011. In May 2011, the Company exercised half of this option and paid $35 million, increasing its ownership in Rotana to approximately 15%. The Company can purchase the remaining additional interest for $35 million through November 2012. The Company also has an option to sell its interest in Rotana in fiscal year 2015 at the higher of the price per share based on a bona fide sale offer or the original subscription price.

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

The Company regularly reviews cost method investments for impairments based on criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold its investment until recovery and the investment’s financial strength and specific prospects. In the fiscal years ended June 30, 2011, 2010 and 2009, the Company wrote down certain cost method investments by approximately nil, $3 million and $113 million, respectively. The write-down in the fiscal year ended June 30, 2009 included a $58 million impairment related to an investment in a sports and entertainment company and a $38 million impairment related to a television content production company. The above write-downs are reflected in Other, net in the consolidated statements of operations and were taken as a result of either the deteriorating financial position of the investee or due to a permanent impairment resulting from sustained losses and limited prospects for recovery.

Summarized financial information

Summarized financial information for a significant equity affiliate, determined in accordance with Regulation S-X of the Securities and Exchange Acts of 1934, as amended, accounted for under the equity method is as follows:

	For the years ended June 30,
	2011	2010	2009
	(in millions)
Revenues	$10,485	$9,341	$8,548
Operating income	1,705	1,732	1,297
Income from continuing operations	1,205	1,387	413
Net income	1,287	1,387	413

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As of June 30,
	2011	2010
	(in millions)
Current assets	$3,743	$2,975
Non-current assets	5,850	5,145
Current liabilities	3,073	2,545
Non-current liabilities	3,869	3,813

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

The table below presents information about financial assets and liabilities carried at fair value on a recurring basis as of June 30, 2011:

		Fair Value Measurements at Reporting Date Using
Description	Total as of June 30, 2011	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities (1)	$652	$360	$292	$—
Liabilities
Derivatives (2)	(22)	—	(22)	—
Redeemable Noncontrolling interests (3)	(242)	—	—	(242)

Total	$388	$360	$270	$(242)

(1)	See Note 6—Investments.
(2)	Represents derivatives associated with the Company’s foreign exchange forward contracts designated as hedges.
(3)

The Company accounts for the redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A “Distinguishing Liabilities from Equity” (“ASC 480-10-S99-3A”) because their exercise is outside the control of the Company and, accordingly, as of June 30, 2011, has included the fair value of the redeemable noncontrolling interests in the consolidated balance sheets. The majority of redeemable noncontrolling interests recorded at fair value are a put arrangement held by the noncontrolling interests in one of the Company’s majority-owned RSNs and in one of the Company’s Asian general entertainment television joint ventures.

The fair value of the redeemable noncontrolling interest in the Company’s RSN was determined by using a discounted earnings before interest, taxes, depreciation and amortization valuation model, assuming a 9% discount rate.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of the redeemable noncontrolling interest in the Asian general entertainment television joint venture was determined using a discounted cash flow analysis assuming a multiple of ten times terminal year EBITDA.

The changes in redeemable noncontrolling interests classified as Level 3 measurements during the fiscal year ended June 30, 2011 are as follows (in millions):

Beginning of period	$(325)
Total gains (losses) included in net income	(24)
Total gains (losses) included in other comprehensive income	(1)
Other (a)	108

End of period	$(242)

(a)

The redeemable noncontrolling interest in the Company’s majority-owned outdoor marketing subsidiary expired during fiscal 2011 and as a result, approximately $104 million has been reclassified to noncontrolling interests as of June 30, 2011.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables, payables and cost investments, approximates fair value.

The aggregate fair value of the Company’s borrowings at June 30, 2011 was approximately $17.2 billion compared with a carrying value of approximately $15.5 billion and, at June 30, 2010, was approximately $15.0 billion compared with a carrying value of approximately $13.3 billion. Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market.

Foreign Currency Forward Contracts

The Company uses financial instruments designated as cash flow hedges primarily to hedge certain exposures to foreign currency exchange risks associated with the cost for producing or acquiring films and television programming abroad. The notional amount of foreign exchange forward contracts with foreign currency risk outstanding at June 30, 2011 and 2010 was $766 million and $381 million, respectively. As of June 30, 2011 and 2010, the fair values of the foreign exchange forward contracts of approximately $(22) million and $33 million, respectively were recorded in the underlying hedged balances. The Company’s foreign currency forward contracts are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.

The effective changes in fair value of derivatives designated as cash flow hedges for the year ended June 30, 2011 of $(58) million were recorded in accumulated other comprehensive income with foreign currency translation adjustments. The ineffective changes in fair value of derivatives designated as cash flow hedges were immaterial. Amounts are reclassified from accumulated other comprehensive income when the underlying hedged item is recognized in earnings. During the fiscal year ended June 30, 2011, the Company reclassified losses of approximately $3 million from other comprehensive income to net income. During the fiscal year ended June 30, 2010, the Company reclassified losses of approximately $2 million from other comprehensive income to net income. Amounts reclassified from other comprehensive income to net income during the fiscal year ended

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009 were not material. The Company expects to reclassify the cumulative change in fair value included in other comprehensive income within the next 24 months. Cash flows from the settlement of foreign exchange forward contracts offset cash flows from the underlying hedged item and are included in operating activities in the consolidated statements of cash flows.

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk at June 30, 2011 or June 30, 2010 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At June 30, 2011, the Company did not anticipate nonperformance by any of the counterparties.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

	Useful Lives	As of June 30,
		2011	2010
		(in millions)
Land		$374	$351
Buildings and leaseholds	2 to 50 years	3,725	3,388
Machinery and equipment	2 to 30 years	8,493	7,520

		12,592	11,259
Less accumulated depreciation and amortization		(6,487)	(5,634)

		6,105	5,625
Construction in progress		437	355

Total property, plant and equipment, net		$6,542	$5,980

Depreciation and amortization related to property, plant and equipment was $1,019 million, $994 million and $942 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. This includes depreciation of set-top boxes in the DBS segment of $222 million, $189 million and $152 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

Total operating lease expense was approximately $556 million, $558 million and $563 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying values of the Company’s intangible assets and related accumulated amortization were as follows:

	For the years ended June 30,
	2011	2010
	(in millions)
Intangible assets not subject to amortization
FCC licenses	$2,404	$2,404
Distribution networks	754	751
Publishing rights & imprints	530	513
Newspaper mastheads	2,219	2,001
Other	1,190	1,318

Total intangible assets not subject to amortization	7,097	6,987
Film library, net (1)	428	460
Other intangible assets, net (2)	1,062	859

Total intangibles, net	$8,587	$8,306

(1)	Net of accumulated amortization of $195 million and $163 million as of June 30, 2011 and June 30, 2010, respectively. The average useful life of the film library was 20 years.
(2)	Net of accumulated amortization of $621 million and $541 million as of June 30, 2011 and June 30, 2010, respectively. The average useful life of other intangible assets ranges from three to 25 years.

Intangible assets increased $281 million during the fiscal year ended June 30, 2011 primarily due to the acquisitions of Shine and Wireless Generation as well as foreign currency adjustments, partially offset by amortization expense of $172 million.

The changes in the carrying value of goodwill, by segment, are as follows:

	Balance as of June 30, 2010	Acquisitions	Foreign Exchange Movements	Adjustments	Balance as of June 30, 2011
	(in millions)
Cable Network Programming	$6,167	$21	$2	$(53)	$6,137
Filmed Entertainment	1,071	479	5	—	1,555
Television	1,906	3	—	—	1,909
Direct Broadcast Satellite Television	540	—	96	—	636
Publishing	3,169	—	330	(6)	3,493
Other	896	346	27	(302)	967

Total goodwill	$13,749	$849	$460	$(361)	$14,697

During the fiscal year ended June 30, 2011, the increase in the carrying value of goodwill was primarily due to acquisitions of $849 million, principally related to Shine in the Filmed Entertainment segment and Wireless Generation in the Other segment as well as foreign currency adjustments of $460 million. These increases were partially offset by adjustments of $302 million in the Other segment primarily relating to fiscal 2011 dispositions and impairments, principally related to Myspace.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Fiscal 2011

During the second quarter of fiscal 2011, the Company performed an interim impairment review of its Digital Media Group reporting unit’s goodwill as a result of lower than expected earnings and cash flows relative to the assumptions utilized in its fiscal 2010 annual impairment review, as well as the organizational restructuring at this reporting unit. As a result of the review performed, the Company recorded a non-cash goodwill impairment charge of $168 million in the fiscal year ended June 30, 2011.

Fiscal 2010

During the fourth quarter of fiscal 2010, the Company completed its annual impairment review of goodwill and indefinite-lived intangible assets. As part of the annual review process the Company determined that it was more likely than not that its News Outdoor and Fox Mobile businesses, which are considered reporting units under ASC 350, would be sold or otherwise disposed. In connection with such disposal, the Company reviewed these businesses for impairment and recognized a non-cash impairment charge of $200 million in the fiscal year ended June 30, 2010. The impairment charge consisted of a write-down of finite-lived intangible assets of $52 million, a write-down of $137 million in goodwill and a write-down of fixed assets of $11 million. In accordance

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

with ASC 360, the assets and liabilities of both News Outdoor and Fox Mobile were carried at their fair value, measured using the market value approach, as of June 30, 2010. The net income, assets, liabilities and cash flow attributable to the News Outdoor and Fox Mobile operations are not material to the Company in any of the periods presented and, accordingly, have not been presented separately. Fox Mobile was sold in fiscal 2011 (See Note 3—Acquisitions, Disposals and Other Transactions) and News Outdoor was sold in July 2011 (See Note 24—Subsequent Events).

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

As a result of the impairment reviews performed, the Company recorded non-cash impairment charges of approximately $8.9 billion ($7.2 billion, net of tax) during the fiscal year ended June 30, 2009. The charges consisted of a write-down of the Company’s indefinite-lived intangible assets (primarily FCC licenses in the Television segment) of $4.6 billion, a write-down of $4.1 billion of goodwill and a write-down of the Publishing segment’s fixed assets of $185 million in accordance with ASC 360.

Other than the impairments noted above, the Company determined that the goodwill and indefinite-lived intangible assets included in the consolidated balance sheets were not impaired.

Amortization related to finite-lived intangible assets was $172 million, $191 million and $196 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five fiscal years is as follows: 2012—$201 million; 2013—$192 million; 2014—$175 million; 2015—$135 million; and 2016—$116 million. These amounts may vary as acquisitions and disposals occur in the future and as purchase price allocations are finalized.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. BORROWINGS

Description	Weighted average interest rate at June 30, 2011	Due date at June 30, 2011	Outstanding
			As of June 30,
			2011	2010
			(in millions)
Bank Loans (a)			$32	$80
Public Debt
Senior notes issued under January 1993 indenture (b)	8.52%	2013 - 2034	2,024	2,220
Senior notes issued under March 1993 indenture (c)	6.80%	2014 - 2096	9,939	9,939
Senior notes issued under August 2009 indenture (d)	5.75%	2020 - 2041	3,500	1,000
Liquid Yield Option™ Notes (e)			—	81

Total public debt			15,463	13,240

Total borrowings			15,495	13,320
Less current portion			(32)	(129)

Long-term borrowings			$15,463	$13,191

(a)

In August 2006, the Company entered into a loan agreement with Raiffeisen Zentralbank Österreich AG (“RZB”), which was subsequently amended in September 2009. As of June 30, 2011, $32 million was outstanding under this loan agreement which was classified as current borrowings. The loan bears interest at LIBOR for a six month period plus a margin of 3.85% per annum. The loans are secured by certain guarantees, bank accounts and share pledges of the Company’s Russian outdoor advertising operating subsidiaries. As a result of the sale of News Outdoor Russia in July 2011, the Company was released from its RZB loan obligation. (See Note 24—Subsequent Events)

(b)

These notes are issued under the Amended and Restated Indenture dated as of January 28, 1993, as supplemented, by and among News America Incorporated, a 100% owned subsidiary of the Company as defined in Rule 3-10(h) of Regulation S-X (“NAI”), the Company as Parent Guarantor and U.S. Bank National Association, as Trustee. These notes are direct unsecured obligations of NAI and rank pari passu with all other unsecured indebtedness of NAI. Redemption may occur, at the option of the holders, at 101% of the principal plus an accrued interest amount in certain circumstances where a change of control is deemed to have occurred. These notes are subject to certain covenants, which, among other things, restrict secured indebtedness to 10% of tangible assets and in certain circumstances limit new senior indebtedness.

In February 2011, NAI completed a tender offer on a portion of the $500 million of 9.25% Senior Debentures due February 1, 2013 and retired, at a premium, an aggregate principal amount of approximately $227 million. The loss on early extinguishment of debt was approximately $36 million which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2011.

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

In March 2010, the Company retired its $150 million 4.75% Senior Debentures due 2010.

(d)

These notes are issued under the Amended and Restated Indenture dated as of August 25, 2009, as supplemented, by and among NAI, the Company, as Parent Guarantor, and The Bank of New York Mellon, as Trustee (the “2009 Indenture”). These notes are direct unsecured obligations of NAI and rank pari passu

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

with all other unsecured indebtedness of NAI. Redemption may occur, at the option of the holders, at 101% of the principal plus an accrued interest amount in certain circumstances where a change of control is deemed to have occurred. These notes are subject to certain covenants, which, among other things, limit the Company’s ability and the ability of the Company’s subsidiaries, to create liens and engage in a merger, sale or consolidation transaction. The 2009 Indenture does not contain any financial maintenance covenants.

In February 2011, NAI, a wholly-owned subsidiary of the Company, issued $1.0 billion of 4.50% Senior Notes due 2021 and $1.5 billion of 6.15% Senior Notes due 2041. The net proceeds of $2.5 billion will be used for general corporate purposes, including the recent refinancing of near term maturities.

In August 2009, NAI issued $400 million of 5.65% Senior Notes due 2020 and $600 million of 6.90% Senior Notes due 2039 for general corporate purposes. The Company received proceeds of approximately $989 million on the issuance of this debt, net of expense.

(e)

In February 2001, NAI issued Liquid Yield OptionTM Notes (“LYONs”) which pay no interest and had an aggregate principal amount at maturity of $1,515 million, representing a yield of 3.5% per annum on the issue price. The notes were recorded at a discount and were being accreted using the effective interest rate method. On February 28, 2006, 92% of the LYONs were redeemed for cash at the specified redemption amount of $594.25 per LYON. Accordingly, NAI paid an aggregate of approximately $831 million to the holders of the LYONs that had exercised this redemption option.

The remaining notes were redeemable at the option of the holders on February 28, 2011 at a price of $706.82 per LYON. During fiscal 2011, the outstanding LYONs were redeemed for cash of approximately $82 million.

Ratings of Public Debt

The table below summarizes the Company’s credit ratings as of June 30, 2011.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa1	Stable
Standard & Poor’s	BBB+	Stable

In July 2011, S&P’s Ratings Services placed the Company’s BBB+ corporate credit rating on CreditWatch with negative implications. Moody’s Investors Service reaffirmed the Company’s corporate credit rating of Baa1 in July 2011.

Original Currencies of Borrowings

Borrowings are payable in the following currencies:

	As of June 30,
	2011	2010
	(in millions)
United States Dollars	$15,334	$13,188
Australian Dollars	161	130
Other currencies	—	2

Total borrowings	$15,495	$13,320

The impact of foreign currency movements on borrowings during the fiscal year ended June 30, 2011 was approximately $31 million.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In May 2007, NAI entered into a credit agreement (the “Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein (the “Lenders”), Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent. The Credit Agreement provides a $2.25 billion unsecured revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit and has a maturity date of May 2012. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. NAI pays a facility fee of 0.08% regardless of facility usage. NAI pays interest for borrowings at LIBOR plus 0.27% and pays commission fees on letters of credit at 0.27%. NAI pays an additional fee of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. At June 30, 2011, approximately $77 million in standby letters of credit for the benefit of third parties were outstanding.

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

The total net proceeds from the issuance of the TOPrS were allocated between the fair value of the obligation and the fair value of the Warrants on their date of issuance. The fair value of the Warrants was determined at the end of each period using the Black-Scholes method. The original fair value of the obligation was recorded in non-current borrowings and in accordance with ASC 815, the Warrants were reported at fair value and in non-current other liabilities. As a result of the Company’s redemption of the outstanding TOPrS and related warrants during fiscal 2010, there were no TOPrS included in borrowings or non-current liabilities at June 30, 2011 or 2010.

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

The total net proceeds from the issuance of the BUCS were allocated between the fair value of the obligation and the fair value of the exchange feature. The fair values of the obligation and the exchange feature were determined by pricing the issuance with and without the exchange feature. The original fair value of the obligation was recorded in non-current borrowings and in accordance with ASC 815, the call option feature of the exchangeable debentures was reported at fair value and in non-current other liabilities. As a result of the Company’s redemption of the outstanding BUCS during fiscal 2010, there were no BUCS included in borrowings or non-current liabilities at June 30, 2011 or 2010.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12. FILM PRODUCTION FINANCING

The Company enters into arrangements with third parties to co-produce certain of its theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. The parties to these arrangements include studio and non-studio entities both domestic and international. In several of these agreements, other parties control certain distribution rights. The Filmed Entertainment segment records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, receive a participation based on the third-party investor’s contractual interest in the profits or losses incurred on the film. Consistent with the requirements of ASC 926, the estimate of the third-party investor’s interest in profits or losses incurred on the film is determined by reference to the ratio of actual revenue earned to date in relation to total estimated ultimate revenues. During the fiscal year ended June 30, 2011, the Company bought out the ownership interests of a group of third party investors in an existing slate of films and extended its co-financing arrangement with such investors for an additional two years for production starts through August 1, 2012. The Company negotiated a buy out of the investors’ remaining interests in their underlying slate of films, at a price that was based on the then remaining projected future cash flows that the investors would have received from the slate.

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

Any decision by the Board to issue preferred stock or common stock must, however, be taken in accordance with the Board’s fiduciary duty to act in the best interests of the Company’s stockholders. The Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2011, there were no shares of preferred stock issued or outstanding. The Board has the authority, without any further vote or action by the stockholders, to issue preferred stock in one or more series and to fix the number of shares, designations, relative rights (including voting rights), preferences, qualifications and limitations of such series to the full extent permitted by Delaware law.

The Company has two classes of common stock that are authorized and outstanding, non-voting Class A Common Stock and voting Class B Common Stock.

As of June 30, 2011, there were approximately 44,000 holders of record of shares of Class A Common Stock and 1,300 holders of record of Class B Common Stock.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Stock Repurchase Program

The Board had authorized a total stock repurchase program of $6 billion with a remaining authorized amount under the program of approximately $1.8 billion, excluding commissions as of June 30, 2011. The Company did not repurchase any shares during the fiscal years ended June 30, 2011, 2010 and 2009.

In July 2011, the Company announced that the Board had authorized increasing the total amount of the stock repurchase program remaining by approximately $3.2 billion to $5 billion. The Company is targeting to acquire the $5 billion of Class A Common Stock and Class B Common Stock from time to time over the next 12 months.

The program may be suspended or discontinued at any time.

Dividends

	For the years ended June 30,
	2011	2010	2009
Cash dividend paid per share	$0.150	$0.135	$0.120

NOTE 14. EQUITY BASED COMPENSATION

News Corporation 2005 Long-Term Incentive Plan

The Company has adopted the News Corporation 2005 Long-Term Incentive Plan (the “2005 Plan”) under which equity based compensation, including stock options, restricted stock, restricted stock units (“RSUs”) and other types of awards, may be granted. Such equity grants under the 2005 Plan generally vest over a four-year period and expire ten years from the date of grant. The Company’s employees and directors are eligible to participate in the 2005 Plan. The Compensation Committee of the Board (the “Compensation Committee”) determines the recipients, type of award to be granted and amounts of awards to be granted under the 2005 Plan. Stock options awarded under the 2005 Plan will be granted at exercise prices which are equal to or exceed the market price at the date of grant. The 2005 Plan replaced the News Corporation 2004 Stock Option Plan under which no additional stock options will be granted. The maximum number of shares of Class A Common Stock that may be issued under the 2005 Plan is 165 million shares. At June 30, 2011, the remaining number of shares available for issuance under the 2005 Plan was approximately 121 million. However, a maximum of 38 million shares may be issued in connection with awards of restricted stock, RSUs and performance share units (“PSUs”). The Company will issue new shares of Class A Common Stock upon exercises of stock options or vesting of stock-settled RSUs and PSUs.

The fair value of equity-based compensation under the 2005 Plan will be calculated according to the type of award issued.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

RSU awards are grants that entitle the holder to shares of Class A Common Stock or the value of shares of Class A Common Stock as the award vests, subject to the 2005 Plan and such other terms and conditions as the Compensation Committee may establish. RSUs issued under the 2005 Plan are fair valued based upon the fair market value of Class A Common Stock on the grant date. Any person who holds RSUs shall have no ownership interest in the shares of Class A Common Stock to which such RSUs relate until and unless shares of Class A Common Stock are delivered to the holder. All shares of Class A Common Stock reserved for cancelled or forfeited equity-based compensation awards become available for future grants. Certain RSU awards are settled in cash and are subject to terms and conditions of the 2005 Plan and such other terms and conditions as the Compensation Committee may establish.

During the fiscal years ended June 30, 2011, 2010 and 2009, the Company issued 13.4 million, 6.0 million and 12.0 million RSUs, respectively, which primarily vest over four years. Outstanding RSUs as of June 30, 2011 are payable in shares of the Class A Common Stock, upon vesting, except for approximately 2.5 million RSUs outstanding that will be settled in cash. RSUs granted to executive directors are settled in cash and certain awards granted to employees in certain foreign locations are settled in cash. During the fiscal years ended June 30, 2011, 2010 and 2009, approximately 1,630,000, 2,352,000 and 1,781,000 cash-settled RSUs vested, respectively. Cash paid for vested cash-settled RSUs was approximately $23 million in the fiscal year ended June 30, 2011 and $24 million in both of the fiscal years ended June 30, 2010 and 2009. At June 30, 2011 and 2010, the liability for cash-settled RSUs and PSUs was approximately $58 million and $25 million, respectively.

Certain executives, who are not named executive officers of the Company, responsible for various business units within the Company had the opportunity to earn a grant of RSUs under the 2005 Plan in fiscal 2011, 2010 and 2009. These awards (the “Performance Awards”) were conditioned upon the attainment of pre-determined operating profit goals for fiscal 2011, 2010 and 2009 by the executive’s particular business unit. If the actual fiscal 2011, 2010 and 2009 operating profit of the executive’s business unit as compared to its pre-determined target operating profit for the fiscal year was within a certain performance goal range, the executive was entitled to receive a grant of RSUs pursuant to a Performance Award. To the extent that it was determined that the business unit’s actual fiscal 2011, 2010 and 2009 operating profit fell within the performance goal range for that fiscal year, the executive received a percentage of his or her annualized base salary, ranging from 0% to 100%, in time-vested RSUs representing shares of Class A Common Stock. The RSUs are generally payable in shares of Class A Common Stock upon vesting and are subject to the participants’ continued employment with the Company.

In August 2010, the Compensation Committee approved the grant of PSUs that have a three year performance measurement period beginning for the fiscal year ending June 30, 2011. For executive directors of the Company, each PSU represents the right to receive the U.S. dollar value of one share of News Corporation’s Class A Common Stock in cash after the completion of the three year performance period, subject to the satisfaction of one or more pre-established objective performance measures that shall be determined by the Compensation Committee. In addition, certain executives, who are not named executive officers of the Company,

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

responsible for various business units within the Company received a grant of PSUs in fiscal 2011. The terms of the awards are similar to the awards issued to the executive directors, except that the awards are settled in shares of News Corporation’s Class A Common Stock.

The PSUs were awarded under the Company’s 2005 Long-Term Incentive Plan. In fiscal 2011, a total of 1.8 million target PSUs were issued under this program. At the end of the three year performance period, the final number of PSUs will be determined and such PSUs will be awarded and vested at that time.

The following table summarizes the activity related to the Company’s RSUs to be settled in stock:

	Fiscal 2011		Fiscal 2010		Fiscal 2009
	Restricted stock units	Weighted average grant- date fair value	Restricted stock units	Weighted average grant- date fair value	Restricted stock units	Weighted average grant- date fair value
(RSUs in thousands)
Unvested restricted stock units at beginning of the year	10,803	$13.43	13,941	$15.46	11,302	$18.01
Granted	10,850	13.25	5,147	10.03	9,971	13.04
Vested (1)	(8,569)	14.20	(7,711)	14.86	(6,950)	16.03
Cancelled	(456)	13.22	(574)	13.05	(382)	16.54

Unvested restricted stock units at the end of the year	12,628	$12.76	10,803	$13.43	13,941	$15.46

(1)	The fair value of the Company’s RSUs that vested during the fiscal years ended June 30, 2011, 2010 and 2009 was approximately $117 million, $86 million and $93 million, respectively.

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

Other

The Company operates employee share ownership schemes in the United Kingdom and Ireland. These plans enable employees to enter into fixed-term savings contracts with independent financial institutions linked to an option for Class A Common Stock. The savings contracts can range from three to seven years with an average expected life of four years. During the fiscal year ended June 30, 2009, the Company granted approximately 1,103,000 stock options under this scheme. The Company did not grant any stock options under this scheme in fiscal 2011 and 2010.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes information about the Company’s stock option transactions for all the Company’s stock option plans (options in thousands):

	Fiscal 2011			Fiscal 2010			Fiscal 2009
	Options	Weighted average exercise price		Options	Weighted average exercise price		Options	Weighted average exercise price
		(in US$)	(in A$)		(in US$)	(in A$)		(in US$)	(in A$)
Outstanding at the beginning of the year	45,121	$13.56	$22.99	80,536	$16.38	$26.80	85,745	$16.23	$26.74
Granted	—	—	—	—	—	—	1,103	7.48	*
Exercised	(938)	10.17	16.02	(2,082)	12.23	22.35	(186)	10.37	16.35
Cancelled	(11,596)	18.84	32.38	(33,333)	20.45	32.24	(6,126)	12.95	20.36

Outstanding at the end of the year (1)	32,587	$11.78	$19.85	45,121	$13.56	$22.99	80,536	$16.38	$26.80

Vested and unvested expected to vest at June 30, 2011	32,587
Exercisable at the end of the year	31,586			43,764			78,054
Weighted average fair value of options granted		**	**		**	**		$1.44	*

(1)	The intrinsic value of options outstanding at June 30, 2011 was $11 million. The intrinsic value of options outstanding for fiscal 2010 and 2009 was not material.
*	Granted in U.S. dollars.
**	No options were granted in fiscal 2011 or 2010.

The Company did not grant any stock options in fiscal 2011 or 2010. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the fiscal year ended June 30, 2009:

2009
Weighted average risk free interest rate	1.56%
Dividend yield	1.2%
Expected volatility	36.29%
Maximum expected life of options	7 years

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The exercise prices for the stock options issued prior to the Company’s reorganization in November 2004 are in Australian dollars. The U.S. dollar equivalents presented above have been converted at historical exchange rates; therefore, the proceeds from the exercise of these stock options may differ due to fluctuations in exchange rates in periods subsequent to the date of the grant.

At June 30, 2011, 1,687,500 of the SARs were vested and exercisable. No SARs have been issued since fiscal 2005.

The following table summarizes information about the Company’s stock option transactions (options in thousands):

Tranches	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Exercisable Options	Weighted Average Exercise Price
(in US$)		(in US$)			(in US$)
$3.24 to $3.93	3	$3.78	1.17	3	$3.78
$6.83 to $8.94	11,796	8.73	1.19	10,970	8.82
$10.40 to $15.58	19,541	13.16	1.38	19,394	13.15
$16.91 to $23.25	1,247	18.94	1.08	1,219	18.98

	32,587	$11.78		31,586	$11.87

The following table summarizes the Company’s equity-based compensation:

	For the years ended June 30,
	2011	2010	2009
	(in millions)
Equity-based compensation	$175	$149	$156

Cash received from exercise of equity-based compensation	$12	$24	$2

Total intrinsic value of stock options exercised	$2	$1	$—

At June 30, 2011, the Company’s total compensation cost related to non-vested stock options, RSUs and PSUs not yet recognized for all plans presented was approximately $183 million, the majority of which is expected to be recognized over the next two fiscal years. Compensation expense on all equity-based awards is recognized on a straight-line basis over the vesting period of the entire award.

The Company recognized a tax expense on vested RSUs and stock options exercised of $1 million, $10 million and $7 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

schemes (“the NDS Plans”). The NDS Plans provided for the grant of options to purchase Series A ordinary shares in NDS and RSU awards that entitled the holder to NDS Series A ordinary shares as the awards vested. In connection with the NDS Transaction, all nonvested equity awards vested and the NDS Plans were terminated.

The Company included approximately $44 million of equity-based compensation expense related to NDS awards in its consolidated statements of operations for the fiscal year ended June 30, 2009. The Company also recognized approximately $70 million in cash received from exercise of equity-based compensation during the fiscal years ended June 30, 2009. During the fiscal years ended June 30, 2009 the fair value of NDS stock options exercised was $73 million.

NOTE 15. RELATED PARTIES

Director transactions

The Company had engaged, prior to May 2010, Mrs. Wendi Murdoch, the wife of Mr. K.R. Murdoch, the Company’s Chairman and Chief Executive Officer, to provide strategic advice for the development of the Myspace business in China. No amounts were paid to Mrs. Murdoch in the fiscal year ended June 30, 2011. The fees paid to Mrs. Murdoch pursuant to this arrangement were $92,000, and $100,000 in fiscal 2010 and 2009, respectively. Mrs. Murdoch is a Director of Myspace China Holdings Limited (“Myspace China”), a joint venture in which the Company owns a 51.5% interest on a fully diluted basis, which licenses the technology and brand to the local company in China that operates the Myspace China website. Similar to other Directors of Myspace China, Mrs. Murdoch received options over 2.5% of the fully diluted shares of Myspace China that will vest over four years under the Myspace China option plan.

Freud Communications, which is controlled by Matthew Freud, Mr. K.R. Murdoch’s son-in-law, provided external support to the press and publicity activities of the Company during fiscal years 2011, 2010 and 2009. The fees paid by the Company to Freud Communications were approximately $202,000, $350,000 and $473,000 in fiscal years ended June 30, 2011, 2010 and 2009, respectively. At June 30, 2011, there were no outstanding amounts due to or from Freud Communications.

Shine was controlled by Ms. Elisabeth Murdoch, the daughter of Mr. K.R. Murdoch through April 2011. In April 2011, the Company acquired Shine (See Note 3—Acquisitions, Disposals and Other Transactions for further discussion). Prior to the acquisition, through the normal course of business, certain subsidiaries of the Company entered into various production and distribution arrangements with Shine. Pursuant to these arrangements, the Company paid Shine an aggregate of approximately $4.1 million in the period from July 1, 2010 through the date of acquisition and approximately $11.9 million in the fiscal year ended June 30, 2010. No amounts were paid to Shine in fiscal year 2009. As of the acquisition date, transactions with Shine are eliminated in consolidation.

Mr. Mark Hurd was a Director of the Company until October 2010 and was Chief Executive Officer of Hewlett-Packard Company (“HP”) until August 6, 2010. Through the normal course of business, HP sells certain equipment and provides services to the Company and its subsidiaries pursuant to a worldwide agreement entered into by the Company and HP in August 2007. Pursuant to this agreement, the Company paid HP approximately $55 million and $47 million in the fiscal years ended June 30, 2010 and 2009, respectively.

Mr. Stanley Shuman, Director Emeritus, and Mr. Kenneth Siskind, son of Mr. Arthur M. Siskind, who is a Director and senior advisor to the Chairman, are Managing Directors of Allen & Company LLC, a U.S. based investment bank, which provided investment advisory services to the Company. Total fees paid to Allen & Company LLC were $13.6 million, nil and $17.5 million in fiscal 2011, 2010 and 2009, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company acquired an approximate 23% equity stake in Beyond Oblivion, a digital music start-up company, for approximately $9.2 million in April 2010. In April 2010, Mr. Shuman had an approximate 18% interest in Beyond Oblivion. Mr. Shuman also serves as a member of its board of directors. Mr. Shuman does not receive compensation for his Beyond Oblivion board service. In fiscal 2011, the Company contributed an additional $2 million to Beyond Oblivion. As of June 30, 2011, the Company and Mr. Shuman own approximately 20% and 14%, respectively, of Beyond Oblivion.

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

	For the years ended June 30,
	2011	2010	2009
	(in millions)
Related party revenue, net of expense	$546	$503	$587

The following table sets forth the amount of accounts receivable due from and payable to related parties outstanding on the consolidated balance sheets:

	As of June 30,
	2011	2010
	(in millions)
Accounts receivable from related parties	$247	$230
Accounts payable to related parties	296	240

Rotana

During fiscal 2010, the Company acquired an approximate 9% interest in Rotana, which operates a diversified film, television, audio, advertising and entertainment business across the Middle East and North Africa, for $70 million. A significant shareholder of the Company, who owned approximately 7% of the Company’s Class B Common stock, owns a controlling interest in Rotana. The Company has an option to purchase an approximate additional 9% interest for $70 million through November 2011. In May 2011, the Company exercised half of this option and paid $35 million, increasing its ownership in Rotana to approximately 15%. The Company can purchase the remaining additional interest for $35 million through November 2012. The Company also has an option to sell its interests in Rotana in February 2015 at the higher of the price per share based on a bona fide sale offer or the original subscription price.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16. COMMITMENTS AND CONTINGENCIES

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2011:

	As of June 30, 2011
	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Contracts for capital expenditure	$490	$408	$47	$32	$3
Operating leases (a)
Land and buildings	2,746	371	644	546	1,185
Plant and machinery	1,781	251	455	342	733
Other commitments
Borrowings	15,495	32	434	950	14,079
Sports programming rights (b)	20,493	3,412	5,283	2,441	9,357
Entertainment programming rights	3,756	1,847	1,330	436	143
Other commitments and contractual obligations (c)	4,371	1,002	1,374	604	1,391

Total commitments, borrowings and contractual obligations	$49,132	$7,323	$9,567	$5,351	$26,891

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

	As of June 30, 2011
		Amount of Guarantees Expiration Per Period
Contingent guarantees:	Total Amounts Committed	1 year	2 - 3 years	4 - 5 years	After 5 years
			(in millions)
Sports programming rights (d)	$308	$15	$131	$162	$—
Indemnity (e)	801	27	54	54	666
Letters of credit and other	249	249	—	—	—

	$1,358	$291	$185	$216	$666

(a)

The Company leases transponders, office facilities, warehouse facilities, printing plants, equipment and microwave transmitters used to carry broadcast signals. These leases, which are classified as operating leases, expire at certain dates through fiscal 2090.

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

Under the Company’s contracts with certain collegiate conferences, remaining future minimum payments for program rights to broadcast certain sporting events are payable over the remaining terms of the contracts.

Under the Company’s contract with Italy’s National League Football, remaining future minimum payments for programming rights to broadcast National League Football matches are payable over the remaining term of the contract through fiscal 2017.

In addition, the Company has certain other local sports broadcasting rights.

(c)	Primarily includes obligations relating to third party printing contracts, television rating services and paper purchase obligations.
(d)

A joint-venture in which the Company owns a 50% equity interest, entered into an agreement for global programming rights. Under the terms of the agreement, the Company and the other joint-venture partner have jointly guaranteed the programming rights obligation.

(e)

In connection with the transaction related to the Dow Jones financial index businesses, the Company agreed to indemnify CME with respect to any payments of principal, premium and interest CME makes under its guarantee of the venture financing. (See Note 3—Acquisitions, Disposals and Other Transactions for further discussion of the transaction)

In accordance with ASC 715, the total accrued benefit liability for pension and other postretirement benefit plans recognized as of June 30, 2011 was approximately $793 million (See Note 17—Pensions and Other Postretirement Benefits). This amount is affected by, among other items, statutory funding levels, changes in plan demographics and assumptions, and investment returns on plan assets. Because of the current overall funded status of the Company’s material plans, the accrued liability does not represent expected near-term liquidity needs and, accordingly, this amount is not included in the contractual obligations table.

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

On June 14, 2006, a purported class action lawsuit, captioned Jim Brown v. Brett C. Brewer, et al., was filed against certain former Intermix directors and officers in the United States District Court for the Central District of California. The plaintiff asserted claims for alleged violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9, as well as control person liability under Section 20(a) of the Exchange Act. The plaintiff alleged that certain defendants disseminated false and misleading definitive proxy statements on two occasions: one on December 30, 2003 in connection with the stockholder vote on January 29, 2004 on the election of directors and ratification of financing transactions with certain entities of VantagePoint; and another on August 25, 2005 in connection with the stockholder vote on the FIM Transaction. The complaint named as defendants certain VantagePoint related entities, the former general counsel and the members of the Intermix Board who were incumbent on the dates of the respective proxy statements. Intermix was not named as a defendant, but has certain indemnity obligations to the former officer and director defendants in connection with these claims and allegations. On August 25, 2006, plaintiff amended his complaint to add certain investment banks (the “Investment Banks”) as defendants. Intermix has certain indemnity obligations to the Investment Banks as well. Plaintiff amended his complaint again on September 27, 2006, which defendants moved to dismiss. On February 9, 2007, the case was transferred to Judge George H. King, the judge assigned to the LeBoyer action, on

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the grounds that it raises substantially related questions of law and fact as LeBoyer, and would entail substantial duplication of labor if heard by different judges. On June 11, 2007, Judge King ordered the Brown case be consolidated with the LeBoyer action, ordered plaintiffs’ counsel to file a consolidated first amended complaint, and further ordered the parties to file a joint brief on defendants’ contemplated motion to dismiss the consolidated first amended complaint. On July 11, 2007, plaintiffs filed the consolidated first amended complaint, which defendants moved to dismiss. By order dated January 17, 2008, Judge King granted defendants’ motion to dismiss the 2003 proxy claims (concerning VantagePoint transactions) and the 2005 proxy claims (concerning the FIM Transaction), as well as a claim against the VantagePoint entities alleging unjust enrichment. The court found it unnecessary to rule on dismissal of the remaining claims, which are related to the 2005 FIM Transaction, because the dismissal disposed of those claims. On February 8, 2008, plaintiffs filed a consolidated second amended complaint, which defendants moved to dismiss on February 28, 2008. By order dated July 15, 2008, the court granted in part and denied in part defendants’ motion to dismiss. The 2003 claims and the claims against the Investment Banks were dismissed with prejudice. The Section 14(a), Section 20(a) and the breach of fiduciary duty claims related to the FIM Transaction remain against the officer and director defendants and the VantagePoint defendants. On November 14, 2008, plaintiff filed a motion for class certification to which defendants filed their opposition on January 14, 2009. On June 22, 2009, the court granted plaintiff’s motion for class certification, certifying a class of all holders of Intermix common stock from July 18, 2005 through consummation of the FIM Transaction, who were allegedly harmed by defendants’ improper conduct as set forth in the complaint. The parties have completed fact and expert discovery. On June 17, 2010, the court granted in part and denied in part defendants’ summary judgment motion filed on October 19, 2009. Specifically, the court denied plaintiff’s motion for summary adjudication of a factual issue and denied defendants’ motion to exclude plaintiff’s damages expert, which was filed on November 30, 2009. In the court’s June 17 order, the court found that plaintiff could not proceed on any fiduciary duty claim based upon alleged violations of the duty of care, but found material issues of fact prohibiting summary judgment on alleged violations of fiduciary duty of loyalty. On plaintiff’s Section 14(a) claim, the court found material issues of fact that prohibited summary judgment on the entire claim, but granted defendants’ motion as to certain purported omissions, finding the allegedly omitted information immaterial. Further, the court granted defendants’ motion as to two damage theories for the Section 14(a) claim, finding benefit of the bargain damages not viable and lost opportunity damages too speculative, and permitting plaintiff to proceed only based upon a theory of out-of-pocket damages. No trial date was set. On October 21, 2010, the parties agreed to a settlement of the action, which is subject to approval by the court. A formal stipulation of settlement was submitted to the court for its approval on December 28, 2010. Accordingly, the Company has recognized the terms of this settlement, which was not material to the Company, in its results of operations. On February 18, 2011, the court granted preliminary approval of the settlement. Plaintiff’s counsel supervised notice of the settlement to the class. The notice provided class members with an opportunity to object. Two shareholders filed objections to the settlement with the court in April 2011. Both objectors had counsel appear on their behalf at a hearing on May 16, 2011 where the court considered plaintiff’s motion for final approval of the settlement and plaintiff’s counsel’s motion for attorneys’ fees, which will come out of the settlement funds. At the hearing, the court did not rule on the motions and instead ordered that plaintiff, objector Trafelet & Co., and defendants submit joint briefing with respect to certain of Trafelet’s objections. The joint brief was filed on June 10, 2011. The joint brief narrowed the objections to allocation of the settlement amount and sufficiency of the notice as it pertains to how the settlement funds will be allocated. The joint brief contained no objection to the settlement itself.

Shareholder Litigation

On March 16, 2011, a complaint seeking to compel the inspection of the Company’s books and records pursuant to 8 Del. C. § 220, captioned Central Laborers Pension Fund v. News Corporation, was filed in the Delaware Court of Chancery. The plaintiff requested the Company’s books and records to investigate alleged possible breaches of fiduciary duty by the directors of the Company in connection with the Company’s purchase

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of Shine (the “Shine Transaction”). The Company moved to dismiss the action, and briefing on the Company’s motion to dismiss has been completed. An oral argument on the Company’s motion to dismiss is scheduled for August 11, 2011.

Also on March 16, 2011, two purported shareholders of the Company filed a derivative action in the Delaware Court of Chancery, captioned The Amalgamated Bank v. Murdoch, et al. (the “Amalgamated Bank Litigation”). The plaintiffs alleged that both the directors of the Company and Rupert Murdoch as a “controlling shareholder” breached their fiduciary duties in connection with the Shine Transaction. The suit named as defendants all directors of the Company, and named the Company as a nominal defendant. Similar claims against the same group of defendants were filed in the Delaware Court of Chancery by a purported shareholder of the Company, New Orleans Employees’ Retirement System, on March 25, 2011 (the “New Orleans Employees’ Retirement Litigation”). Both the Amalgamated Bank Litigation and the New Orleans Employees’ Retirement Litigation were consolidated on April 6, 2011 (the “Consolidated Action”), with The Amalgamated Bank’s complaint serving as the operative complaint. The Consolidated Action was captioned In re News Corp. Shareholder Derivative Litigation. On April 9, 2011, the court entered a scheduling order governing the filing of an amended complaint and briefing on potential motions to dismiss.

Thereafter, the plaintiffs in the Consolidated Action filed a Verified Consolidated Shareholder Derivative and Class Action Complaint (the “Consolidated Complaint”) on May 13, 2011, seeking declaratory relief and damages. The Consolidated Complaint largely restated the claims in The Amalgamated Bank’s initial complaint and also raised a direct claim on behalf of a purported class of Company shareholders relating to the possible addition of Elisabeth Murdoch to the Company’s board. The defendants filed opening briefs in support of motions to dismiss the Consolidated Complaint on June 10, 2011, as contemplated by the court’s scheduling order. On July 8, 2011, the plaintiffs filed a Verified Amended Consolidated Shareholder Derivative and Class Action Compliant (the “Amended Complaint”). In addition to the claims that were previously raised in the Consolidated Complaint, the Amended Complaint brought claims relating to the alleged acts of voicemail interception at News of the World (the “NoW Matter”). Specifically, the plaintiffs claim that the directors of the Company failed in their duty of oversight regarding the NoW Matter. The Amended Complaint seeks declaratory relief, damages, fees and costs. The court has entered a renewed scheduling order whereby the defendants are scheduled to move to dismiss the Amended Complaint, and file opening briefs in support of such motions, by September 9, 2011.

On July 15, 2011, another purported stockholder of the Company filed a derivative action captioned Massachusetts Laborers’ Pension & Annuity Funds v. Murdoch, et al., in the Delaware Court of Chancery (the “Mass. Laborers Litigation”). The complaint names as defendants the directors of the Company and the Company as a nominal defendant. The plaintiffs’ claims are substantially similar to those raised by the Amended Complaint in the Consolidated Action. Specifically, the plaintiff alleged that the directors of the Company have breached their fiduciary duties by, among other things, approving the Shine Transaction and for failing to exercise proper oversight in connection with the NoW Matter. The plaintiff also brought a breach of fiduciary duty claim against Rupert Murdoch as “controlling shareholder,” and a waste claim against the directors of the Company. The action seeks as relief damages, injunctive relief, fees and costs. On July 25, 2011, the plaintiffs in the Consolidated Action requested that the court consolidate the Mass. Laborers Litigation into the Consolidated Action.

On July 18, 2011, a purported shareholder of the Company filed a derivative action captioned Shields v. Murdoch, et al., in the United States District Court for the Southern District of New York. The plaintiff alleged violations of Section 14(a) of the Securities Exchange Act, as well as state law claims for breach of fiduciary duty, gross mismanagement, waste, abuse of control and contribution/ indemnification arising from, and in connection with, the NoW Matter. The complaint names the directors of the Company as defendants and named the Company as a nominal defendant, and seeks damages and costs.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On July 19, 2011, a purported class action lawsuit captioned Wilder v. News Corp., et al., was filed on behalf of all purchasers of the Company’s common stock between March 3, 2011 and July 11, 2011, in the United States District Court for the Southern District of New York. The plaintiff brought claims under Section 10(b) and Section 20(a) of the Securities Exchange Act, alleging that false and misleading statements were issued regarding the NoW Matter. The suit names as defendants the Company, Rupert Murdoch, James Murdoch and Rebekah Brooks, and seeks compensatory damages, rescission for damages sustained, and costs.

On July 22, 2011, a purported shareholder of the Company filed a derivative action captioned Stricklin v. Murdoch, et al., in the United States District Court for the Southern District of New York. The plaintiff brought claims for breach of fiduciary duty, gross mismanagement, and waste of corporate assets in connection with, among other things, (i) the NoW Matter; (ii) News America’s purported payments to settle allegations of anti-competitive behavior; and (iii) the Shine Transaction. The action names as defendants the Company, Les Hinton, Rebekah Brooks, Paul Carlucci and the directors of the Company. The plaintiff seeks various forms of relief including compensatory damages, injunctive relief, disgorgement, the award of voting rights to Class A shareholders, fees and costs.

The Company and its board of directors believe these shareholder claims are entirely without merit, and intend to vigorously defend these actions.

News of the World Investigations and Litigation

U.K. and U.S. regulators and governmental authorities are conducting investigations after allegations of phone hacking and inappropriate payments to police at our former publication, News of the World, and other related matters, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is cooperating fully with these investigations. It is possible that these proceedings could damage our reputation and might impair our ability to conduct our business.

The Company is not able to predict the ultimate outcome or cost associated with these investigations. Violations of law may result in civil, administrative or criminal fines or penalties. The Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. At June 30, 2011, the Company has provided for its best estimate of the liability for the claims that have been filed. The Company has announced a process under which parties can pursue claims against the Company, and management believes that it is probable that additional claims will be filed. It is not possible to estimate the liability for such additional claims given the early stage of this matter and the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the provision for such matters. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could affect the Company’s results of operations and financial condition.

News America Marketing

Valassis Communication, Inc.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Insignia Systems, Inc.

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

Discovery in the case has been completed. On January 14, 2011, the court granted in part, and denied in part, News America’s motions to exclude testimony by Insignia’s expert witnesses. The trial began on February 8, 2011. On February 9, 2011, the parties settled the lawsuit. Under the terms of the settlement, which included no admission of liability, News America paid Insignia $125 million, which is recorded in Selling, general and administrative expenses during the fiscal year ended June 30, 2011. In addition, Insignia paid News America $4 million in relation to a 10-year exclusive business arrangement between the companies.

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

The funded status of the plans can change from year to year, but the assets of the funded plans have been sufficient to pay all benefits that came due in each of fiscal 2011, 2010 and 2009.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The following table sets forth the change in the benefit obligation for the Company’s benefit plans:

	Pension benefits		Postretirement benefits
	As of June 30,
	2011	2010	2011	2010
	(in millions)
Projected benefit obligation, beginning of the year	$2,986	$2,501	$310	$276
Service cost	98	70	5	5
Interest cost	172	169	17	18
Benefits paid	(92)	(97)	(18)	(16)
Settlements (a)	(187)	(57)	—	—
Actuarial loss (b)	94	448	10	47
Foreign exchange rate changes	126	(55)	1	(1)
Amendments, transfers and other	7	7	(12)	(19)

Projected benefit obligation, end of the year	3,204	2,986	313	310

Change in the fair value of plan assets for the Company’s benefit plans:
Fair value of plan assets, beginning of the year	2,404	2,018	—	—
Actual return on plan assets	326	237	—	—
Employer contributions	158	338	—	—
Benefits paid	(92)	(97)	—	—
Settlements (a)	(187)	(57)	—	—
Foreign exchange rate changes	111	(39)	—	—
Amendments, transfers and other	4	4	—	—

Fair value of plan assets, end of the year	2,724	2,404	—	—

Funded status	$(480)	$(582)	$(313)	$(310)

(a)	Amounts related to payments made to former employees in full settlement of their deferred pension benefits.
(b)	Actuarial losses primarily related to the strengthening of the mortality tables and changes in the discount rate utilized in measuring plan obligations at June 30, 2011 and 2010, respectively.

Amounts recognized in the consolidated balance sheets consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2011	2010	2011	2010
	(in millions)
Amounts recorded in the balance sheet:
Accrued pension/postretirement liabilities	$(480)	$(582)	$(313)	$(310)

Net amount recognized	$(480)	$(582)	$(313)	$(310)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2011	2010	2011	2010
	(in millions)
Actuarial losses	$823	$923	$46	$36
Prior service cost (benefit)	12	17	(60)	(66)

Net amounts recognized	$835	$940	$(14)	$(30)

Amounts in accumulated other comprehensive income expected to be recognized as a component of net periodic pension cost in fiscal 2012:

	Pension benefits	Postretirement benefits
	As of June 30,
	2012	2012
	(in millions)
Actuarial losses	$48	$2
Prior service cost (benefit)	4	(20)

Net amounts recognized	$52	$(18)

Accumulated pension benefit obligations at June 30, 2011 and 2010 were $2,942 million and $2,706 million, respectively. Below is information about funded and unfunded pension plans.

	Funded Plans		Unfunded Plans (1)
	As of June 30,
	2011	2010	2011	2010
	(in millions)
Projected benefit obligation	$2,903	$2,713	$301	$273
Accumulated benefit obligation	2,650	2,442	292	264
Fair value of plan assets	2,724	2,404	—	—

(1)

The Company has established an irrevocable grantor trust (the “Trust”), administered by an independent trustee, with the intention of making cash contributions to the Trust to fund certain future pension benefit obligations of the Company. The assets in the Trust are unsecured funds of the Company and can be used to satisfy the Company’s obligations in the event of bankruptcy or insolvency. The fair value of the assets in the Trust at June 30, 2011 and 2010 was approximately $155 million and $137 million, respectively.

Below is information about pension plans in which the accumulated benefit obligation exceeds fair value of the plan assets.

	Funded Plans		Unfunded Plans
	As of June 30,
	2011	2010	2011	2010
	(in millions)
Projected benefit obligation	$1,023	$1,179	$301	$273
Accumulated benefit obligation	1,018	1,152	292	264
Fair value of plan assets	936	1,035	—	—

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of net periodic costs were as follows:

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2011	2010	2009	2011	2010	2009
	(in millions)
Components of net periodic costs:
Service cost benefits earned during the period	$98	$70	$73	$5	$5	$7
Interest costs on projected benefit obligations	172	169	159	17	18	21
Expected return on plan assets	(171)	(138)	(143)	—	—	—
Amortization of deferred losses	57	41	14	—	—	—
Other	12	12	11	(18)	(16)	(8)

Net periodic costs	$168	$154	$114	$4	$7	$20

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2011	2010	2009	2011	2010	2009
Additional information:
Weighted-average assumptions used to determine benefit obligations
Discount rate	5.7%	5.7%	7.0%	5.3%	5.5%	6.7%
Rate of increase in future compensation	5.2%	5.2%	5.1%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.7%	7.0%	6.7%	5.5%	6.7%	6.9%
Expected return on plan assets	7.0%	7.0%	7.0%	N/A	N/A	N/A
Rate of increase in future compensation	5.2%	5.1%	5.1%	N/A	N/A	N/A

N/A—not applicable

The following assumed health care cost trend rates at June 30 were also used in accounting for postretirement benefits:

	Postretirement benefits
	Fiscal 2011	Fiscal 2010
Health care cost trend rate	7.5%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.1%	5.0%
Year that the rate reaches the ultimate trend rate	2019	2019

Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. The effect of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate would have the following effects on the results for fiscal 2011:

	Service and interest costs	Benefit Obligation
	(in millions)
One percentage point increase	$2	$26
One percentage point decrease	($2)	($22)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the estimated benefit payments for the next five fiscal years, and in aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

	Expected benefit payments
	Pension benefits	Postretirement benefits
	(in millions)
Fiscal year:
2012	$152	$18
2013	147	18
2014	142	18
2015	148	19
2016	155	20
2017-2021	907	115

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below presents the Company’s plan assets by level within the fair value hierarchy as of June 30, 2011:

	Total as of June 30, 2011	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Short-term investments	$6	$—	$6	$—
Pooled funds: (a)
Money market funds	138	—	138	—
Domestic equity funds	140	140	—	—
International equity funds	632	567	65	—
Domestic fixed income funds	386	386	—	—
International fixed income funds	333	—	333	—
Balanced funds	603	255	348	—
Common stocks (b)
U.S. common stocks	205	201	4	—
Government and agency obligations (c)
Domestic government obligations	15	—	15	—
Domestic agency obligations	94	—	94	—
International government obligations	79	—	79	—
Corporate obligations (c)	26	—	26	—
Partnership interests (d)	27	—	—	27
Other	40	13	17	10

Total	$2,724	$1,562	$1,125	$37

(a)

Open-ended pooled funds that are registered and/or available to the general public are valued at the daily published net asset value (“NAV”). Other pooled funds are valued at the NAV provided by the fund issuer.

(b)	Common stocks that are publicly traded are valued at the closing price reported on active markets in which the individual securities are traded.
(c)	The fair value of corporate, government and agency obligations are valued based on a compilation of primary observable market information or a broker quote in a non-active market.
(d)	The fair value of partnerships that are not publicly traded are based on fair value obtained from the general partner.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below sets forth a summary of changes in the fair value of investments reflected as Level 3 assets at June 30, 2011:

	Partnership interests	Other	Total
	(in millions)
Beginning of period	$25	$9	$34
Actual return on plan assets:
Relating to assets still held at June 30, 2011	1	1	2
Relating to assets sold during the period	—	—	—
Purchases, sales, settlements and issuances	1	—	1
Transfers in and out of Level 3	—	—	—

End of period	$27	$10	$37

The Company’s investment strategy for its pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits while maintaining adequate funding levels. The Company’s practice is to conduct a periodic strategic review of its asset allocation. The Company’s current broad strategic targets are to have a pension asset portfolio comprising of 50% equity securities, 39% fixed income securities, 1% in real estate and 10% in cash and other investments. In developing the expected long-term rate of return, the Company considered the pension asset portfolio’s past average rate of returns and future return expectations of the various asset classes. A portion of the other allocation is reserved in short-term cash to provide for expected benefits to be paid in short term. The Company’s equity portfolios are managed in such a way as to achieve optimal diversity. The Company’s fixed income portfolio is investment grade in the aggregate. The Company does not manage any assets internally.

The Company’s benefit plan weighted-average asset allocations, by asset category, are as follows:

	Pension benefits
	As of June 30,
	2011	2010
Asset Category:
Equity securities	44%	36%
Debt securities	39%	40%
Real estate	1%	1%
Cash and other	16%	23%

Total	100%	100%

The Company contributes to multi-employer plans that provide pension and health and welfare benefits to certain employees under collective bargaining agreements. The contributions to these plans were $117 million, $110 million and $120 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. In addition, the Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $194 million for each of the fiscal years ended June 30, 2011 and 2010 and $199 million for the fiscal year ended June 30, 2009.

The Company expects to continue making discretionary contributions to the plans during fiscal 2012 and in aggregate the pension contributions are expected to be approximately $50 million.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18. INCOME TAXES

Income (loss) from continuing operations before income tax expense was attributable to the following jurisdictions:

	For the years ended June 30,
	2011	2010	2009
	(in millions)
United States (including exports)	$3,259	$2,889	$(5,501)
Foreign	918	434	(38)

Income (loss) from continuing operations before income tax expense	$4,177	$3,323	$(5,539)

Significant components of the Company’s provision (benefit) for income taxes from continuing operations were as follows:

	For the years ended June 30,
	2011	2010	2009
	(in millions)
Current:
United States
Federal	$823	$248	$675
State & local	77	114	127
Foreign	242	189	303

Total current	1,142	551	1,105

Deferred	(113)	128	(3,334)

Total provision (benefit) for income taxes (a)	$1,029	$679	$(2,229)

(a)	The total tax provision for the year ended June 30, 2011 included $1,029 million from continuing operations and $(61) from discontinued operations.

The reconciliation of income tax attributable to continuing operations computed at the statutory rate to income tax expense was:

	For the years ended June 30,
	2011	2010	2009
U.S. federal income tax rate/(benefit)	35%	35%	(35)%
Prior year tax credit recognition (a)	—	(9)	—
Sale of interest in subsidiaries	(3)	4	(7)
State and local taxes	2	1	1
Effect of foreign taxes	(2)	(1)	1
Resolution of tax matters	(3)	(1)	(19)
Non-deductible goodwill on asset impairment (b)	1	2	26
Recognition of tax assets	—	(8)	(3)
Permanent differences and Other	(5)	(3)	(4)

Effective tax rate	25%	20%	(40)%

(a)

During the fiscal year ended June 30, 2010, the Company made an election to credit certain prior year’s taxes instead of claiming deductions. As a result, a benefit of $312 million was recognized in fiscal 2010.

(b)	See Note 9—Goodwill and Other Intangible Assets.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the components of the deferred tax accounts:

	As of June 30,
	2011	2010
	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$318	$394
Capital loss carryforwards	1,421	1,237
Prior year tax credit carryforwards	695	739
Accrued liabilities	669	624

Total deferred tax assets	3,103	2,994

Deferred tax liabilities:
Basis difference and amortization	(3,960)	(3,727)
Revenue recognition	(280)	(271)
Sports rights contracts	(131)	(185)
Other	(277)	(65)

Total deferred tax liabilities	(4,648)	(4,248)

Net deferred tax liabilities before valuation allowance	(1,545)	(1,254)
Less: valuation allowance	(2,009)	(2,089)

Net deferred tax liabilities	$(3,554)	$(3,343)

The Company had net current deferred tax assets of $8 million and $2 million at June 30, 2011 and June 30, 2010, respectively, and noncurrent deferred tax assets of $150 million and $141 million at June 30, 2011 and 2010, respectively. The Company also had non-current deferred tax liabilities of $3,712 million and $3,486 million at June 30, 2011 and 2010, respectively.

At June 30, 2011, the Company had approximately $794 million of net operating loss carryforwards available to offset future taxable income. The majority of these net operating loss carryforwards have an unlimited carryforward period. In accordance with our accounting policy, valuation allowances of $78 million and $143 million have been established to reflect the expected realization of these net operating loss carryforwards as of June 30, 2011 and 2010, respectively.

At June 30, 2011, the Company had approximately $4.4 billion of capital loss carryforwards available to offset future taxable income having no expiration. In accordance with our accounting policy, valuation allowances of $1.2 billion and $1.2 billion have been established to reflect the expected realization of these capital loss carryforwards as of June 30, 2011 and 2010, respectively.

At June 30, 2011, the Company has approximately $695 million of tax credit carryovers available to offset future income tax expense. This amount resulted from the Company’s election to credit certain prior year taxes instead of claiming deductions. If these credits are not utilized to offset future U.S. income tax expense, the credits will expire starting in the June 30, 2014 fiscal year through the fiscal year June 30, 2021. In accordance with our accounting policy, valuation allowances of $695 million and $739 million have been established to reflect the expected realization of these tax credit carryovers as of June 30, 2011 and 2010, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the change in the accrual for uncertain tax positions, excluding interest and penalties:

	For the year ended June 30,
	2011	2010
	(in millions)
Balance, beginning of period	$243	$458
Additions for prior year tax positions	46	15
Reduction for prior year tax positions	(33)	(230)

Balance, end of period	$256	$243

During the fiscal year ended June 30, 2011, the Company has reduced its accrual for uncertain tax positions by $33 million. During the fiscal year ended June 30, 2010, the Company has reduced its accrual for uncertain tax positions by $230 million primarily to reflect the Company’s election to credit certain prior year’s taxes instead of claiming deductions. The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense, which is consistent with the recognition in prior reporting periods. The Company had recorded liabilities for accrued interest of $43 million and $49 million as of June 30, 2011 and 2010, respectively.

The Company is subject to tax in various domestic and international jurisdictions and, as a matter of ordinary course, the Company is regularly audited by Federal, state and foreign tax authorities. The Company believes it has appropriately accrued for the expected outcome of all other pending tax matters and does not currently anticipate that the ultimate resolution of other pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity. The U.S. Internal Revenue Service is currently examining the Company’s returns for fiscal years 2008 and 2009. Additionally, the Company’s income tax returns for the years 2000 through 2009 are subject to examination in various foreign jurisdictions. Consequently, it is reasonably possible that uncertain income tax positions may decrease in the next twelve months. However, actual developments in this area could differ from those currently expected. Of the total unrecognized tax benefits at June 30, 2011 of $256 million, approximately $127 million would affect the Company’s effective income tax rate, if and when recognized in future fiscal years.

During the fourth quarter of fiscal 2011, the Company paid one-time dividends of $517 million back to the United States related to foreign earnings. The repatriated cash was to be used to fund the proposed acquisition of BSkyB. As these dividends were one-time dividends, they did not change the Company’s assertion related to the remaining amount of undistributed earnings. Therefore, the Company has not provided for U.S. taxes on the remaining undistributed earnings of foreign subsidiaries as they are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability for temporary differences related to these earnings is not practicable. Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested amounted to approximately $8.6 billion at June 30, 2011.

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

•

Publishing, which principally consists of the Company’s newspapers and information services, book publishing and integrated marketing services businesses. The newspapers and information services business principally consists of the publication of national newspapers in the United Kingdom, the publication of approximately 146 newspapers in Australia, the publication of a metropolitan newspaper and a national newspaper (with international editions) in the United States and the provision of information services. The book publishing business consists of the publication of English language books throughout the world and the integrated marketing services business consists of the publication of free-standing inserts and the provision of in-store marketing products and services in the United States and Canada.

•

Other, which principally consists of the Company’s digital media properties, Wireless Generation, the Company’s education technology business, and News Outdoor, an advertising business which offers display advertising in outdoor locations primarily throughout Russia and Eastern Europe. (See Note 24—Subsequent Events)

The Company’s operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measures are segment operating income (loss) and segment operating income (loss) before depreciation and amortization.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the years ended June 30,
	2011	2010	2009
	(in millions)
Revenues:
Cable Network Programming	$8,037	$7,038	$6,131
Filmed Entertainment	6,899	7,631	5,936
Television	4,778	4,228	4,051
Direct Broadcast Satellite Television	3,761	3,802	3,760
Publishing	8,826	8,548	8,167
Other	1,104	1,531	2,378

Total revenues	$33,405	$32,778	$30,423

Segment operating income (loss):
Cable Network Programming	$2,760	$2,268	$1,653
Filmed Entertainment	927	1,349	848
Television	681	220	191
Direct Broadcast Satellite Television	232	230	393
Publishing	864	467	836
Other	(614)	(575)	(363)

Total segment operating income	4,850	3,959	3,558
Impairment and restructuring charges	(313)	(253)	(9,208)
Equity earnings (losses) of affiliates	462	448	(309)
Interest expense, net	(966)	(991)	(927)
Interest income	126	91	91
Other, net	18	69	1,256

Income (loss) from continuing operations before income tax expense	4,177	3,323	(5,539)
Income tax (expense) benefit	(1,029)	(679)	2,229

Income (loss) from continuing operations	3,148	2,644	(3,310)
Loss on disposition of discontinued operations, net of tax	(254)	—	—

Net income (loss)	2,894	2,644	(3,310)
Less: Net income attributable to noncontrolling interests	(155)	(105)	(68)

Net income (loss) attributable to News Corporation stockholders	$2,739	$2,539	$(3,378)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $914 million, $894 million and $910 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profit (loss) generated primarily by the Filmed Entertainment segment of approximately $21 million, $(18) million and $(4) million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively, have been eliminated within the Filmed Entertainment segment.

	For the year ended June 30, 2011
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$2,760	$156	$92	$3,008
Filmed Entertainment	927	110	—	1,037
Television	681	89	—	770
Direct Broadcast Satellite Television	232	314	—	546
Publishing	864	389	—	1,253
Other	(614)	133	—	(481)

Total	$4,850	$1,191	$92	$6,133

	For the year ended June 30, 2010
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$2,268	$153	$84	$2,505
Filmed Entertainment	1,349	93	—	1,442
Television	220	85	—	305
Direct Broadcast Satellite Television	230	278	—	508
Publishing	467	385	—	852
Other	(575)	191	—	(384)

Total	$3,959	$1,185	$84	$5,228

	For the year ended June 30, 2009
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$1,653	$137	$88	$1,878
Filmed Entertainment	848	92	—	940
Television	191	89	—	280
Direct Broadcast Satellite Television	393	227	—	620
Publishing	836	338	—	1,174
Other	(363)	255	—	(108)

Total	$3,558	$1,138	$88	$4,784

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the years ended June 30,
	2011	2010	2009
	(in millions)
Depreciation and amortization
Cable Network Programming	$156	$153	$137
Filmed Entertainment	110	93	92
Television	89	85	89
Direct Broadcast Satellite Television	314	278	227
Publishing	389	385	338
Other	133	191	255

Total depreciation and amortization	$1,191	$1,185	$1,138

Capital expenditures:
Cable Network Programming	$72	$70	$151
Filmed Entertainment	49	38	65
Television	64	84	103
Direct Broadcast Satellite Television	398	278	173
Publishing	508	312	416
Other	80	132	193

Total capital expenditures	$1,171	$914	$1,101

	As of June 30,
	2011	2010
	(in millions)
Total assets:
Cable Network Programming	$12,666	$12,032
Filmed Entertainment	8,015	7,122
Television	6,062	6,479
Direct Broadcast Satellite Television	3,098	2,703
Publishing	14,915	13,071
Other	12,357	9,462
Investments	4,867	3,515

Total assets	$61,980	$54,384

Goodwill and Intangible assets, net:
Cable Network Programming	$6,808	$6,860
Filmed Entertainment	2,552	1,886
Television	4,320	4,310
Direct Broadcast Satellite Television	636	540
Publishing	7,377	6,864
Other	1,591	1,595

Total goodwill and intangibles assets, net	$23,284	$22,055

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Geographic Segments

	For the years ended June 30,
	2011	2010	2009
	(in millions)
Revenues:
United States and Canada (1)	$18,528	$17,812	$16,686
Europe (2)	9,070	9,628	9,331
Australasia and Other (3)	5,807	5,338	4,406

Total revenues	$33,405	$32,778	$30,423

(1)	Revenues include approximately $18.0 billion, $17.3 billion and $16.2 billion from customers in the United States in fiscal 2011, 2010 and 2009, respectively.
(2)

Revenues include approximately $2.7 billion for both fiscal 2011 and 2010 and $2.9 billion for fiscal 2009 from customers in the United Kingdom, as well as approximately $3.9 billion for fiscal 2011 and $4.0 billion for both fiscal 2010 and 2009 from customers in Italy.

(3)	Revenues include approximately $3.2 billion, $2.9 billion and $2.5 billion from customers in Australia in fiscal 2011, 2010 and 2009, respectively.

	As of June 30,
	2011	2010
	(in millions)
Long-Lived Assets:
United States and Canada	$26,019	$24,646
Europe	6,514	5,289
Australasia and Other	7,663	6,425

Total long-lived assets	$40,196	$36,360

There is no material reliance on any single customer. Revenues are attributed to countries based on location of customers.

Australasia comprises Australia, Asia, Fiji, Papua New Guinea and New Zealand.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20. EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share under ASC 260, “Earnings per Share” (“ASC 260”):

	For the year ended June 30,
	2011	2010	2009
	(in millions, except per share amounts)
Income (loss) from continuing operations	$3,148	$2,644	$(3,310)
Less: Net income attributable to noncontrolling interests	(155)	(105)	(68)

Income (loss) from continuing operations available to News Corporation stockholders—basic	$2,993	$2,539	$(3,378)
Other	(3)	—	—

Income (loss) from continuing operations available to News Corporation stockholders—diluted	$2,990	$2,539	$(3,378)
Loss on disposition of discontinued operations, net of tax available to News Corporation stockholders- basic and diluted	(254)	—	—

Net income (loss) available to News Corporation stockholders—basic	$2,739	$2,539	$(3,378)

Other	(3)	—	—

Net income (loss) available to News Corporation stockholders—diluted	$2,736	$2,539	$(3,378)

Weighted average shares—basic	2,625	2,619	2,613
Shares issuable under equity-based compensation plans (1)	8	9	—

Weighted average shares—diluted	2,633	2,628	2,613
Income (loss) from continuing operations per share attributable to News Corporation stockholders—basic and diluted	$1.14	$0.97	$(1.29)
Loss on disposition of discontinued operations, net of tax per share attributable to News Corporation stockholders- basic and diluted	$(0.10)	$—	$—
Income (loss) per share attributable to News Corporation stockholders—basic and diluted	$1.04	$0.97	$(1.29)

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 21. QUARTERLY DATA (UNAUDITED)

	For the three months ended
	September 30,	December 31,	March 31,	June 30,
	(in millions, except per share amounts)
Fiscal 2011
Revenues	$7,426	$8,761	$8,256	$8,962
Income from continuing operations attributable to News Corporation stockholders	775	642	639	937
Loss on disposition of discontinued operations, net of tax (a)	—	—	—	(254)
Net income attributable to News Corporation stockholders	775	642	639	683
Income from continuing operations per share attributable to News Corporation stockholders—basic	$0.30	$0.24	$0.24	$0.36
Income from continuing operations per share attributable to News Corporation stockholders—diluted	$0.30	$0.24	$0.24	$0.35
Income per share attributable to News Corporation stockholders—basic and diluted	$0.30	$0.24	$0.24	$0.26
Stock prices (b)
Class A—High	$14.35	$14.95	$17.71	$18.34
Class A—Low	$11.82	$12.97	$14.13	$16.05
Class B—High	$15.93	$16.62	$18.73	$18.99
Class B—Low	$13.48	$15.04	$15.94	$16.71
Fiscal 2010 (c)
Revenues	$7,199	$8,684	$8,785	$8,110
Net income attributable to News Corporation stockholders	571	254	839	875
Income per share attributable to News Corporation stockholders—basic and diluted	$0.22	$0.10	$0.32	$0.33
Stock prices (b)
Class A—High	$12.31	$13.69	$14.46	$16.24
Class A—Low	$8.15	$11.27	$12.41	$12.39
Class B—High	$14.44	$15.93	$17.09	$18.60
Class B—Low	$9.47	$13.24	$14.55	$14.46

(a)

In the quarter ended June 30, 2011, the Company recorded a loss on the sale of Myspace of $254 million, net of tax of $61 million or ($0.10) per diluted share, which is included in loss on disposition of discontinued operations, net of tax (See Note 3—Acquisitions, Disposals and Other Transactions).

(b)

The stock prices reflect the reported high and low closing sales prices for the Class A Common Stock and Class B Common Stock, as reported on The NASDAQ Global Select Market, its principal market, under the symbols “NWSA” and “NWS”, respectively.

(c)

In the quarter ended June 30, 2010, the Company recorded an impairment charge of $200 million (See Note 9—Goodwill and Other Intangible Assets), a gain on the sale of its eastern European television stations of $235 million (See Note 3—Acquisitions, Disposals and Other Transactions) and an income tax benefit of $312 million (See Note 18—Income Taxes).

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 22. VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Additions	Acquisitions and disposals	Utilization	Foreign exchange	Balance at end of year
	(in millions)
Fiscal 2011
Allowances for returns and doubtful accounts	$(1,170)	$(1,102)	$—	$1,248	$(75)	$(1,099)
Deferred tax valuation allowance	(2,089)	(148)	—	228	—	(2,009)

Fiscal 2010
Allowances for returns and doubtful accounts	(1,158)	(1,288)	1	1,241	34	(1,170)
Deferred tax valuation allowance	(1,370)	(1,244)	—	525	—	(2,089)

Fiscal 2009
Allowances for returns and doubtful accounts	(1,089)	(1,498)	—	1,377	52	(1,158)
Deferred tax valuation allowance	(1,406)	(128)	—	164	—	(1,370)

NOTE 23. ADDITIONAL FINANCIAL INFORMATION

Supplemental Cash Flow Information

	For the years ended June 30,
	2011	2010	2009
	(in millions)
Supplemental cash flow information:
Cash paid for income taxes	$(933)	$(767)	$(1,192)
Cash paid for interest	(950)	(968)	(871)
Sale of other investments	55	16	14
Purchase of other investments	(377)	(101)	(90)
Supplemental information on businesses acquired:
Fair value of assets acquired	1,609	138	650

Cash acquired	72	6	3
Less: Liabilities assumed	(742)	6	97
Noncontrolling interests (increase) decrease	(20)	(1)	62
Cash paid	(903)	(149)	(812)

Fair value of equity instruments issued to third parties	16	—	—
Issuance of subsidiary common units	(16)	—	—

Fair value of equity instruments consideration	$—	$—	$—

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the components of Other, net included in the accompanying consolidated statements of operations:

	For the years ended June 30,
	2011	2010	2009
	(in millions)
Gain on STAR China transaction (a)	$55	$—	$—
Loss on disposal of Fox Mobile (a)	(29)	—	—
Gain (loss) on the sale of eastern European television stations (a)	—	195	(100)
Gain (loss) on the financial indexes business transaction (a)	43	(23)	—
Loss on Photobucket transaction (a)	—	(32)	—
Gain on sale of NDS shares (a)	—	—	1,249
Gain on the sale of the Stations (a)	—	—	232
Loss on early extinguishment of debt (b)	(36)	—	—
Impairment of cost based investments (c)	—	(3)	(113)
Change in fair value of exchangeable and convertible securities (c)(d)	46	3	77
Other	(61)	(71)	(89)

Total Other, net	$18	$69	$1,256

(a)	See Note 3—Acquisitions, Disposals and Other Transactions
(b)	See Note 10—Borrowings
(c)	See Note 6—Investments
(d)

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

In July 2011, the Company announced that it would close its publication, News of the World, after allegations of phone hacking and payments to police. As a result of these allegations, the Company is subject to several ongoing investigations by U.K. and U.S. regulators and governmental authorities, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is fully cooperating with these investigations. In addition, the Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. The Company has taken steps to solve the problems relating to News of the World including the creation and establishment of an independent Management & Standards Committee (the “MSC”), which will have oversight of, and take responsibility for, all matters in relation to the News of the World phone hacking case, police payments and all other connected issues at News International Group Limited (“News International”), including as they may relate to other News International publications. The MSC appointed an independent Chairman, Lord Grabiner QC, and will report directly to Joel Klein, Executive Vice President and a director of the Company, who in turn will report to Viet Dinh, an independent director and Chairman of the Company’s Nominating and Corporate Governance Committee. Both directors will update the Company’s Board of Directors. The MSC will ensure full cooperation with all relevant investigations and inquiries into News of the World matters and all other related issues across News International and will conduct its own internal investigations where appropriate. The MSC will also be responsible for reviewing existing compliance systems and for proposing and overseeing the implementation of new compliance, ethics and governance procedures at News International. The Company has engaged outside counsel to assist it in responding to U.K. and U.S. governmental inquiries.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In July 2011, the Company sold its majority interest in its outdoor advertising businesses in Russia and Romania for approximately $360 million. The Company expects to record a gain related to the sale of this business during the first quarter of fiscal 2012.

A dividend of $0.095 per share of Class A Common Stock and Class B Common Stock has been declared and is payable on October 19, 2011. The record date for determining dividend entitlements is September 14, 2011.

NOTE 25. SUPPLEMENTAL GUARANTOR INFORMATION

In May 2007, NAI, a 100% owned subsidiary of the Company as defined in Rule 3-10(h) of Regulation S-X, entered into the Credit Agreement. The Credit Agreement provides a $2.25 billion unsecured revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit and has a maturity date of May 2012. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. NAI pays a facility fee of 0.08% regardless of facility usage. NAI pays interest for borrowings at LIBOR plus 0.27% and pays commission fees on letters of credit at 0.27%. NAI pays an additional fee of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2011

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$1	$—	$33,404	$—	$33,405
Expenses	(399)	—	(28,469)	—	(28,868)
Equity earnings of affiliates	(6)	—	468	—	462
Interest expense, net	(1,435)	(1,109)	(19)	1,597	(966)
Interest income	73	8	1,642	(1,597)	126
Earnings (losses) from subsidiary entities	672	3,924	—	(4,596)	—
Other, net	250	(84)	(148)	—	18

Income (loss) from continuing operations before income tax expense	(844)	2,739	6,878	(4,596)	4,177
Income tax (expense) benefit	208	—	(1,694)	457	(1,029)

Income (loss) from continuing operations	(636)	2,739	5,184	(4,139)	3,148
Loss on disposition of discontinued operations, net of tax	—	—	(254)	—	(254)

Net income (loss)	(636)	2,739	4,930	(4,139)	2,894
Less: Net income attributable to noncontrolling interests	—	—	(155)	—	(155)

Net income (loss) attributable to News Corporation stockholders	$(636)	$2,739	$4,775	$(4,139)	$2,739

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

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental Condensed Consolidating Balance Sheet

At June 30, 2011

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
ASSETS:
Current assets:
Cash and cash equivalents	$360	$7,816	$4,504	$—	$12,680
Receivables, net	14	—	6,316	—	6,330
Inventories, net	—	—	2,332	—	2,332
Other	15	—	427	—	442

Total current assets	389	7,816	13,579	—	21,784

Non-current assets:
Receivables	—	—	350	—	350
Inventories, net	—	—	4,198	—	4,198
Property, plant and equipment, net	100	—	6,442	—	6,542
Intangible assets	—	—	8,587	—	8,587
Goodwill	—	—	14,697	—	14,697
Other	323	—	632	—	955
Investments
Investments in associated companies and other investments	125	52	4,690	—	4,867
Intragroup investments	50,146	48,502	—	(98,648)	—

Total investments	50,271	48,554	4,690	(98,648)	4,867

TOTAL ASSETS	$51,083	$56,370	$53,175	$(98,648)	$61,980

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$—	$—	$32	$—	$32
Other current liabilities	91	22	9,426	—	9,539

Total current liabilities	91	22	9,458	—	9,571
Non-current liabilities:
Borrowings	15,463	—	—	—	15,463
Other non-current liabilities	202	—	6,418	—	6,620
Intercompany	25,884	26,842	(52,726)	—	—
Redeemable noncontrolling interests	—	—	242	—	242
Total equity	9,443	29,506	89,783	(98,648)	30,084

TOTAL LIABILITIES AND EQUITY	$51,083	$56,370	$53,175	$(98,648)	$61,980

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

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2011

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$(7,034)	$8,203	$3,302	$—	$4,471

Investing and other activities:
Property, plant and equipment	(16)	—	(1,155)	—	(1,171)
Investments	(29)	—	(1,450)	—	(1,479)
Proceeds from dispositions	—	—	403	—	403

Net cash used in investing activities	(45)	—	(2,202)	—	(2,247)

Financing activities:
Borrowings	2,453	—	18	—	2,471
Repayment of borrowings	(345)	—	(212)	—	(557)
Issuance of shares	—	12	—	—	12
Dividends paid	—	(399)	(101)	—	(500)
Purchase of subsidiary shares from noncontrolling interests	—	—	(116)	—	(116)
Sale of subsidiary shares to noncontrolling interests	—	—	50	—	50

Net cash provided by (used in) financing activities	2,108	(387)	(361)	—	1,360

Net increase (decrease) in cash and cash equivalents	(4,971)	7,816	739	—	3,584
Cash and cash equivalents, beginning of year	5,331	—	3,378	—	8,709
Exchange movement on opening cash balance	—	—	387	—	387

Cash and cash equivalents, end of year	$360	$7,816	$4,504	$—	$12,680

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2010

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by operating activities	$1,912	$331	$1,611	$—	$3,854

Investing activities:
Property, plant and equipment	(44)	—	(870)	—	(914)
Investments	(65)	—	(591)	—	(656)
Proceeds from dispositions	—	—	1,257	—	1,257

Net cash used in investing activities	(109)	—	(204)	—	(313)

Financing activities:
Borrowings	989	—	38	—	1,027
Repayment of borrowings	(1,940)	—	(140)	—	(2,080)
Issuance of shares	—	24	—	—	24
Dividends paid	—	(355)	(63)	—	(418)
Other, net	—	—	2	—	2

Net cash used in financing activities	(951)	(331)	(163)	—	(1,445)

Net increase in cash and cash equivalents	852	—	1,244	—	2,096
Cash and cash equivalents, beginning of year	4,479	—	2,061	—	6,540
Exchange movement on opening cash balance	—	—	73	—	73

Cash and cash equivalents, end of year	$5,331	$—	$3,378	$—	$8,709

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2009

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by operating activities	$1,464	$343	$441	$—	$2,248

Investing activities:
Property, plant and equipment	(24)	—	(1,077)	—	(1,101)
Investments	(9)	(28)	(1,251)	—	(1,288)
Proceeds from dispositions	—	—	1,762	—	1,762

Net cash used in investing activities	(33)	(28)	(566)	—	(627)

Financing activities:
Borrowings	973	—	67	—	1,040
Repayment of borrowings	(200)	—	(143)	—	(343)
Issuance of shares	—	3	1	—	4
Dividends paid	—	(318)	(48)	—	(366)
Purchase of subsidiary shares from noncontrolling interest	—	—	(38)	—	(38)
Other, net	—	—	18	—	18

Net cash provided by (used in) financing activities	773	(315)	(143)	—	315

Net increase (decrease) in cash and cash equivalents	2,204	—	(268)	—	1,936
Cash and cash equivalents, beginning of year	2,275	—	2,387	—	4,662
Exchange movement on opening cash balance	—	—	(58)	—	(58)

Cash and cash equivalents, end of year	$4,479	$—	$2,061	$—	$6,540

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report and the report of the independent registered public accounting firm thereon are set forth on pages 79 and 80, respectively, and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of the fiscal year ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item with respect to the Company’s Directors is contained in the Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC under the headings “Election of Directors” and is incorporated by reference in this Annual Report.

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

The information required by this item with respect to compensation policies and practices as they relate to the Company’s risk management is contained in the Proxy Statement under the heading “Risks Related to Compensation Policies and Practices” and is incorporated by reference in this Annual Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information as of June 30, 2011 with respect to the Company’s outstanding stock options and shares of Common Stock reserved for future issuance under the Company’s equity compensation plans, including the News Corporation 2004 Stock Option Plan (the “2004 Stock Option Plan”), the News Corporation 2004 Replacement Stock Option Plan (the “Replacement Plan” and together with the 2004 Stock Option Plan, the “2004 Plans”) and the News Corporation 2005 Long-Term Incentive Plan, as amended (the “LTIP”). All shares reflected in the table are shares of the Class A Common Stock.

Plan Category	Number of securities to be issued upon exercise of outstanding options and RSUs (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (1)
Equity compensation plans approved by stockholders (2)
LTIP	13,377,068	—	120,872,197
2004 Plans	29,818,000	$21.61	—
Equity compensation plans not approved by stockholders	—	—	—
Total (3)	43,195,068	$21.61	120,872,197

(1)	Of the shares available for future issuance under the LTIP, a maximum of 38,372,197 shares may be issued in connection with awards of restricted stock, RSUs or PSUs as of June 30, 2011.
(2)	Beginning June 30, 2005, no additional stock options may be granted under the 2004 Plans.
(3)

Does not include stock options to purchase an aggregate of 1,768,493 shares of Class A Common Stock, at a weighted average exercise price of $17.34, granted under plans assumed in connection with acquisition transactions. No additional equity awards may be granted under these assumed plans.

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

Date: August 12, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ K. RUPERT MURDOCH K. Rupert Murdoch	Chairman and Chief Executive Officer (Principal Executive Officer)	August 12, 2011

/S/ DAVID F. DEVOE David F. DeVoe	Senior Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	August 12, 2011

/S/ JOSÉ MARÍA AZNAR José María Aznar	Director	August 12, 2011

/S/ NATALIE BANCROFT Natalie Bancroft	Director	August 12, 2011

/S/ PETER BARNES Peter Barnes	Director	August 12, 2011

/S/ CHASE CAREY Chase Carey	Director	August 12, 2011

/S/ KENNETH E. COWLEY Kenneth E. Cowley	Director	August 12, 2011

/S/ VIET DINH Viet Dinh	Director	August 12, 2011

/S/ RODERICK I. EDDINGTON Roderick I. Eddington	Director	August 12, 2011

/S/ JOEL KLEIN Joel Klein	Director	August 12, 2011

Signature	Title	Date

/S/ ANDREW S. B. KNIGHT Andrew S. B. Knight	Director	August 12, 2011

/S/ JAMES R. MURDOCH James R. Murdoch	Director	August 12, 2011

/S/ LACHLAN K. MURDOCH Lachlan K. Murdoch	Director	August 12, 2011

/S/ THOMAS J. PERKINS Thomas J. Perkins	Director	August 12, 2011

/S/ ARTHUR M. SISKIND Arthur M. Siskind	Director	August 12, 2011

/S/ JOHN L. THORNTON John L. Thornton	Director	August 12, 2011

EXHIBIT INDEX

Number	Description
2.1	Share Exchange Agreement, dated December 22, 2006, by and between News Corporation and Liberty Media Corporation. (Incorporated by reference to Exhibit 2.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on December 26, 2006.)

2.2	Tax Matters Agreement, dated December 22, 2006, by and between News Corporation and Liberty Media Corporation. (Incorporated by reference to Exhibit 2.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on December 26, 2006.)

2.3	Agreement and Plan of Merger, by and among Dow Jones & Company, Inc., News Corporation, Ruby Newco LLC and Diamond Merger Sub Corporation, dated as of July 31, 2007. (Incorporated by reference to Exhibit 2.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 1, 2007.)

3.1	Restated Certificate of Incorporation of News Corporation. (Incorporated by reference to Exhibit 3.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on October 17, 2008.)

3.2	Amended and Restated By-Laws of News Corporation. (Incorporated by reference to Exhibit 3.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on April 15, 2011.)

4.1	Specimen Certificate for Shares of Class A Common Stock of News Corporation. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 000-51022) filed with the Securities and Exchange Commission on November 12, 2004.)

4.2	Specimen Certificate for Shares of Class B Common Stock of News Corporation. (Incorporated by reference to Exhibit 4.2 to the Current Report of News Corporation on Form 8-K (File No. 000-51022) filed with the Securities and Exchange Commission on November 12, 2004.)

4.3	Indenture, dated as of January 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 2 to the Report of The News Corporation Limited on Form 6-K (File No. 1-9141) filed with the Securities and Exchange Commission dated January 28, 1993.)

4.4	First Supplemental Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 2 to the Report of The News Corporation Limited on Form 6-K (File No.1-9141) filed with the Securities and Exchange Commission dated April 26, 1993.)

4.5	Second Supplemental Indenture, dated as of April 8, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 3 to the Report of The News Corporation Limited on Form 6-K (File No.1-9141) filed with the Securities and Exchange Commission dated April 26, 1993.)

Number	Description
4.6	Third Supplemental Indenture, dated as of May 20, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.7 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.)

4.7	Fourth Supplemental Indenture, dated as of May 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.8 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.)

4.8	Fifth Supplemental Indenture, dated July 21, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.6 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-74574) filed with the Securities and Exchange Commission on January 28, 1994.)

4.9	Form of Sixth Supplemental Indenture, dated as of January 25, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.7 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-74574) filed with the Securities and Exchange Commission on February 4, 1994.)

4.10	Form of Seventh Supplemental Indenture, dated as of February 4, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.8 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-79334) filed with the Securities and Exchange Commission on June 14, 1994.)

4.11	Form of Eighth Supplemental Indenture, dated as of May 12, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.9 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-79334) filed with the Securities and Exchange Commission on June 14, 1994.)

Number	Description
4.12	Form of Ninth Supplemental Indenture, dated as of August 1, 1995, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.10 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-94868) filed with the Securities and Exchange Commission on July 24, 1995.)

4.13	Form of Tenth Supplemental Indenture, dated as of March 2, 2000, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.12 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

4.14	Form of Eleventh Supplemental Indenture, dated as of February 14, 2001, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.13 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

4.15	Twelfth Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.14 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.)

4.16	Thirteenth Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, News Corporation, The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.19 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

4.17	Fourteenth Supplemental Indenture, dated as of March 15, 2005, by and among News America Incorporated, News Corporation, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.20 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2006.)

4.18	Fifteenth Supplemental Indenture, dated as of March 21, 2005, by and among News America Incorporated, News Corporation, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.21 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2006.)

Number	Description
4.19	Sixteenth Supplemental Indenture, dated as of May 23, 2007, by and among News America Incorporated, the guarantor named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.25 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.)

4.20	Amended and Restated Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-59688) filed with the Securities and Exchange Commission on March 24, 1993.)

4.21	First Supplemental Indenture, dated as of May 20, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.2 to the Registration Statement of The News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement of News America Holdings Incorporated on Form F-3 (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.)

4.22	Second Supplemental Indenture, dated as of May 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.3 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement of News America Holdings Incorporated on Form F-3 (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.)

4.23	Third Supplemental Indenture, dated as of July 21, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.14 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-98238) filed with the Securities and Exchange Commission on October 23, 1995.)

4.24	Fourth Supplemental Indenture, dated as of October 20, 1995, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.15 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-98238) filed with the Securities and Exchange Commission on October 23, 1995.)

4.25	Fifth Supplemental Indenture, dated as of January 8, 1998, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.6 to the Registration Statement of News America Incorporated on Form F-4 (Registration No. 333-8744) filed with the Securities and Exchange Commission on May 12, 1998.)

Number	Description
4.26	Sixth Supplemental Indenture, dated as of March 1, 1999, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.20 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

4.27	Seventh Supplemental Indenture, dated as of February 14, 2001, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.21 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

4.28	Eighth Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.23 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.)

4.29	Ninth Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, News Corporation, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.29 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

4.30	Tenth Supplemental Indenture, dated as of March 14, 2005, by and among News America Incorporated, the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 9, 2006.)

4.31	Eleventh Supplemental Indenture, dated as of March 21, 2005, by and among News America Incorporated, the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.4 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 9, 2006.)

4.32	Twelfth Supplemental Indenture, dated as of May 23, 2007, by and among News America Incorporated, the guarantor named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.13 to the Registration Statement of News Corporation on Form S-4 (File No. 333-143335) filed with the Securities and Exchange Commission on May 29, 2007.)

4.33	Form of Notes representing $1.0 billion principal amount of 6.20% Senior Notes due 2034 and $750 million principal amount of 5.30% Senior Notes due 2014 and Officer’s Certificate of News Corporation relating thereto, dated December 3, 2004, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the News Corporation Limited (n/k/a News Holdings Limited), the other Guarantors named therein and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on December 3, 2004.)

Number	Description
4.34	Form of Notes representing $1.15 billion principal amount of 6.40% Senior Notes due 2035 and Officers’ Certificate of News Corporation relating thereto, dated December 23, 2005, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented among the Company and the subsidiary guarantors named therein and the Bank of New York as Trustee. (Incorporated by reference to Exhibit 4.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 9, 2006.)

4.35	Form of Notes representing $1 billion principal amount of 6.150% Senior Notes due 2037 and Officers’ Certificate of News Corporation relating thereto, dated March 2, 2007, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America, News Corporation, as guarantor, and the other subsidiary guarantors named therein and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 9, 2007.)

4.36	Form of Notes representing $1.25 billion principal amount of 6.65% Senior Notes due 2037 and Officers’ Certificate of News Corporation relating thereto, dated November 14, 2007, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America Incorporated, the Guarantor named therein and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 6, 2008.)

4.37	Registration Rights Agreement, dated February 13, 2009, by and among News America Incorporated, News Corporation and J.P. Morgan Securities Inc. as Initial Purchaser. (Incorporated by reference to Exhibit 4.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 7, 2009.)

4.38	Form of Notes representing $700 million principal amount of 6.90% Senior Notes due 2019 and Officer’s Certificate of News Corporation relating thereto, dated February 13, 2009, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America Incorporated, the Guarantor named therein and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 7, 2009.)

4.39	Form of Notes representing $300 million principal amount of 7.85% Senior Notes due 2039 and Officer’s Certificate of News Corporation relating thereto, dated February 13, 2009, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America Incorporated, the Guarantor named therein and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 7, 2009.)

4.40	Indenture, dated August 25, 2009, as amended and restated on February 16, 2011, by and among News America Incorporated, News Corporation, as Guarantor, and The Bank of New York Mellon, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on February 17, 2011.)

4.41	Registration Rights Agreement, dated August 25, 2009, by and among News America Incorporated, News Corporation and J.P. Morgan Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc. and Deutsche bank Securities Inc. as Initial Purchasers. (Incorporated by reference to Exhibit 4.2 to the Registration Statement of News America Incorporated on Form S-4 (Registration No. 333-162539) filed with the Securities and Exchange Commission on October 16, 2009.)

Number	Description
4.42	Form of Notes representing $400 million principal amount of 5.65% Senior Notes due 2020, dated August 25, 2009. (Incorporated by reference to Exhibit 4.3 to the Registration Statement of News America Incorporated on Form S-4 (Registration No. 333-162539) filed with the Securities and Exchange Commission on October 16, 2009.)

4.43	Form of Notes representing $600 million principal amount of 6.90% Senior Notes due 2039, dated August 25, 2009. (Incorporated by reference to Exhibit 4.4 to the Registration Statement of News America Incorporated on Form S-4 (Registration No. 333-162539) filed with the Securities and Exchange Commission on October 16, 2009.)

4.44	Registration Rights Agreement, dated February 16, 2011, by and among News America Incorporated, News Corporation, J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Incorporated by reference to Exhibit 4.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 5, 2011.)

4.45	Form of Notes representing $1.0 billion principal amount of 4.50% Senior Notes due 2021, dated February 16, 2011. (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 5, 2011.)

4.46	Form of Notes representing $1.5 billion principal amount of 6.15% Senior Notes due 2041, dated February 16, 2011. (Incorporated by reference to Exhibit 4.4 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 5, 2011.)

10.1	Master Assignment, Assumption and Indemnity Agreement, dated as of September 13, 2004, by and between The News Corporation Limited, Carlholt Pty. Ltd. and News Corporation, Inc. (Incorporated by reference to Exhibit 10.14 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

10.2	News Corporation 2004 Stock Option Plan. (Incorporated by reference to Exhibit 10.12 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.) ±

10.3	News Corporation 2004 Replacement Stock Option Plan. (Incorporated by reference to Exhibit 10.13 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.) ±

10.4	News Corporation 2005 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on July 7, 2005.) ±

10.5	Amendment No. 1 to the News Corporation 2005 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.12 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.)±

10.6	Form of Restricted Share Unit Agreement for Cash-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 10, 2005.) ±

10.7	Form of Restricted Share Unit Agreement for Stock-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.3 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 10, 2005.) ±

Number	Description
10.8	Form of Performance Award Agreement Settled in Cash-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.23 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.)±

10.9	Form of Performance Award Agreement Settled in Stock-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.24 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.)±

10.10	Summary of Terms and Conditions of News Corporation’s Executive Officer Performance Stock Units. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 3, 2010.)±

10.11	Letter Agreement, dated August 2, 2010, between News Corporation and K. Rupert Murdoch. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 4, 2010.) ±

10.12	Employment Agreement, dated as of November 15, 2004, by and between News America Incorporated and David F. DeVoe. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 5, 2005.) ±

10.13	Amendment to the Employment Agreement, dated December 16, 2008, between News America Incorporated and David F. DeVoe. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 6, 2009.) ±

10.14	Letter Agreement between News Corporation and David F. DeVoe, dated July 31, 2009. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 5, 2009.) ±

10.15	Employment Letter Agreement, dated August 2, 2010, between News America Incorporated and David F. DeVoe. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 4, 2010.) ±

10.16	Letter Agreement, dated August 2, 2010, between News Corporation and David F. DeVoe. (Incorporated by reference to Exhibit 10.5 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 4, 2010.) ±

10.17	Summary of Key Terms of the Compensation Arrangement for James R. Murdoch. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 8, 2008.)±

10.18	Letter Agreement, dated August 2, 2010, between News Corporation and James R. Murdoch. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 4, 2010.) ±

10.19	Amended and Restated Employment Agreement, dated as of November 20, 2008, between News America Incorporated and Roger Ailes. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 6, 2009.) ±

10.20	Amended and Restated Employment Agreement, effective as of July 1, 2010, between News America Incorporated and Chase Carey. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 4, 2010.) ±

Number	Description
10.21	Employment Agreement, dated as of January 1, 2011, between News America Incorporated and Joel Klein. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 5, 2011.) ±

10.22	Stipulation of Settlement, dated April 12, 2006. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on April 13, 2006.)

10.23	Credit Agreement, dated as of May 23, 2007, among News America Incorporated, News Corporation and the initial lenders named therein, Citibank, N.A. as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as joint lead arrangers and joint bookrunners. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on May 29, 2007.)

10.24	Voting and Support Agreement, by and among News Corporation and the signatory stockholders thereto, dated as of July 31, 2007. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 1, 2007.)

10.25	Form of Agreement, by and among Dow Jones & Company, Inc., News Corporation and the Special Committee. (Incorporated by reference to Exhibit 10.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 1, 2007.)

12.1	Ratio of Earnings to Fixed Charges.*

21	List of Subsidiaries.*

23.1	Consent of Ernst & Young LLP.*

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101	The following financial information from News Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2011, 2010 and 2009; (ii) Consolidated Balance Sheets as of June 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2011, 2010 and 2009; (iv) Consolidated Statements of Equity and Other Comprehensive Income for the fiscal years ended June 30, 2011, 2010 and 2009 and (v) Notes to the Consolidated Financial Statements.**

*	Filed herewith.
**	Furnished herewith.
±	Management contract or compensatory plan or arrangement.