Form 10-Q
period 2011-09-30
NEWS CORP
filed 2011-11-04
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

NEWS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

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

As of October 28, 2011, 1,722,117,353 shares of Class A Common Stock, par value $0.01 per share, and 798,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	For the three months ended September 30,
	2011	2010
Revenues	$7,959	$7,426

Operating expenses	(4,753)	(4,543)
Selling, general and administrative	(1,527)	(1,461)
Depreciation and amortization	(294)	(274)
Impairment and restructuring charges	(91)	(7)
Equity earnings of affiliates	121	94
Interest expense, net	(258)	(232)
Interest income	36	26
Other, net	(130)	(10)

Income before income tax expense	1,063	1,019
Income tax expense	(277)	(210)

Net income	786	809
Less: Net income attributable to noncontrolling interests	(48)	(34)

Net income attributable to News Corporation stockholders	$738	$775

Weighted average shares:
Basic	2,607	2,623
Diluted	2,612	2,626

Net income attributable to News Corporation stockholders per share:
Basic	$0.28	$0.30
Diluted	$0.28	$0.30

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	At September 30, 2011	At June 30, 2011
	(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents	$11,429	$12,680
Receivables, net	6,384	6,330
Inventories, net	2,522	2,332
Other	464	442

Total current assets	20,799	21,784

Non-current assets:
Receivables	352	350
Investments	4,367	4,867
Inventories, net	4,461	4,198
Property, plant and equipment, net	6,173	6,542
Intangible assets, net	8,241	8,587
Goodwill	14,364	14,697
Other non-current assets	951	955

Total assets	$59,708	$61,980

Liabilities and Equity:
Current liabilities:
Borrowings	$—	$32
Accounts payable, accrued expenses and other current liabilities	5,788	5,773
Participations, residuals and royalties payable	1,696	1,511
Program rights payable	1,152	1,298
Deferred revenue	1,005	957

Total current liabilities	9,641	9,571

Non-current liabilities:
Borrowings	15,446	15,463
Other liabilities	2,965	2,908
Deferred income taxes	3,556	3,712
Redeemable noncontrolling interests	244	242
Commitments and contingencies

Equity:
Class A common stock (1)	18	18
Class B common stock (2)	8	8
Additional paid-in capital	16,877	17,435
Retained earnings and accumulated other comprehensive income	10,463	12,045

Total News Corporation stockholders’ equity	27,366	29,506
Noncontrolling interests	490	578

Total equity	27,856	30,084

Total liabilities and equity	$59,708	$61,980

(1)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,755,270,853 shares and 1,828,315,242 shares issued and outstanding, net of 1,776,526,187 and 1,776,534,202 treasury shares at par at September 30, 2011 and June 30, 2011, respectively.

(2)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 313,721,702 treasury shares at par at September 30, 2011 and June 30, 2011, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the three months ended September 30,
	2011	2010
Operating activities:
Net income	$786	$809
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	294	274
Amortization of cable distribution investments	24	21
Equity earnings of affiliates	(121)	(94)
Cash distributions received from affiliates	64	20
Other, net	130	10
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(275)	19
Inventories, net	(537)	(403)
Accounts payable and other liabilities	59	(157)

Net cash provided by operating activities	424	499

Investing activities:
Property, plant and equipment, net of acquisitions	(248)	(264)
Acquisitions, net of cash acquired	(67)	(9)
Investments in equity affiliates	(34)	(99)
Other investments	(78)	(46)
Proceeds from dispositions	334	7

Net cash used in investing activities	(93)	(411)

Financing activities:
Borrowings	—	1
Repayment of borrowings	(32)	(16)
Issuance of shares	12	—
Repurchase of shares	(1,272)	—
Dividends paid	(23)	(14)
Purchase of subsidiary shares from noncontrolling interests	—	(104)

Net cash used in financing activities	(1,315)	(133)

Net decrease in cash and cash equivalents	(984)	(45)
Cash and cash equivalents, beginning of period	12,680	8,709
Exchange movement on opening cash balance	(267)	150

Cash and cash equivalents, end of period	$11,429	$8,814

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

News Corporation, a Delaware corporation, with its subsidiaries (together, “News Corporation” or the “Company”), is a diversified global media company, which manages and reports its businesses in six segments: Cable Network Programming, Filmed Entertainment, Television, Direct Broadcast Satellite Television (“DBS”), Publishing and Other.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these unaudited consolidated financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012.

These interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 as filed with the Securities and Exchange Commission (“SEC”) on August 15, 2011 (the “2011 Form 10-K”).

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

The Company has an unconsolidated investment in a variable interest entity (“VIE”) and the Company’s aggregate risk of loss related to this unconsolidated VIE as of September 30, 2011 was approximately $473 million which consisted of debt and equity securities and was included in Investments in the consolidated balance sheets. In addition, the Company has agreed to provide loans to this VIE of approximately $150 million. As of September 30, 2011, funding of these loans had not yet been requested by this VIE.

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

The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2012 will include 52 weeks, while fiscal 2011 included 53 weeks with the 53rd week falling in the fourth fiscal quarter. All references to September 30, 2011 and September 30, 2010 relate to the three month periods ended October 2, 2011 and September 26, 2010, respectively. For convenience purposes, the Company continues to date its financial statements as of September 30.

Certain fiscal 2011 amounts have been reclassified to conform to the fiscal 2012 presentation.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted and Recently Issued Accounting Guidance

Adopted

The Company accounts for programming rights for its multi-year U.S. national sports agreements in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 920, “Entertainment—Broadcasters” (“ASC 920”). Under ASC 920, programming rights are carried at the lower of unamortized cost or estimated net realizable value. At the inception of these contracts, and at least annually, the Company evaluates the recoverability of the total remaining contract costs plus programming rights for each multi-year U.S. national sports agreement using estimated remaining revenues and expenses directly related to each agreement. If such evaluation indicates that an agreement would result in an ultimate loss, the programming rights would be written down to net realizable value. In addition, where the ultimate loss exceeds the recorded asset, an incremental liability would be recorded to currently recognize the estimated future loss.

In the first quarter of fiscal 2012, the Company voluntarily changed its method of recognizing losses on its multi-year U.S. national sports agreements by no longer accruing for estimated future losses. The Company will, however, continue to recognize programming rights at the lower of unamortized cost or estimated net realizable value in accordance with ASC 920. The Company believes that this method is preferable because the change will (1) align the Company’s policy with peer companies in the media industry; (2) result in better correspondence with the substance of the event being recognized as estimated future losses will no longer be recognized; and (3) limit the effect of judgment on any potential impairment loss because the impairment analysis, which involves significant judgment about future revenue and revenue allocations, will only affect programming rights on the balance sheet. Retrospective application of the change in accounting policy had no effect on the consolidated financial statements of the Company for any of the periods presented.

Issued

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 amended ASC 820 “Fair Value Measurement” (“ASC 820”) to converge the fair value measurement guidance in GAAP and International Financial Reporting Standards (IFRSs). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. In addition, ASU 2011-04 requires additional fair value disclosures. The amendments are to be applied prospectively and are effective for the Company beginning January 1, 2012. The Company is currently evaluating the effect that the provisions of ASU 2011-04 will have on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for the Company beginning July 1, 2012 and will only impact presentation.

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment” (“ASU 2011-08”), which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

directly to the quantitative assessment. ASU 2011-08 is effective for the Company for annual and interim goodwill impairment tests performed beginning July 1, 2012, however, early adoption is permitted. The Company is currently evaluating the impact ASU 2011-08 will have on its consolidated financial statements.

Note 2—Acquisitions, Disposals and Other Transactions

Fiscal 2012

Acquisition

In October 2011, the Company entered into a definitive agreement to purchase Thomas Nelson, Inc., one of the leading trade publishers in the United States for approximately $200 million. The acquisition, which is expected to close by the end of the calendar year, is subject to regulatory clearances and other customary closing conditions.

Disposition

In July 2011, the Company sold its majority interest in its outdoor advertising businesses in Russia and Romania (“News Outdoor Russia”) for cash consideration of approximately $360 million. In connection with the sale, the Company repaid $32 million of News Outdoor Russia debt. (See Note 9—Borrowings) The Company recorded a gain related to the sale of this business, which was included in Other, net in the unaudited consolidated statements of operations for the three months ended September 30, 2011. The gain on the sale and the net income, assets, liabilities and cash flow attributable to the News Outdoor Russia operations were not material to the Company in any of the periods presented and, accordingly, have not been presented separately.

Other

In July 2011, the Company announced that it would close its publication, The News of the World, after allegations of phone hacking and payments to police. As a result of management’s approval of the shutdown of The News of the World, the Company has reorganized portions of the U.K. newspaper business and has recorded a restructuring charge in the first quarter of fiscal 2012 primarily for termination benefits and certain organizational restructuring at the U.K. newspapers. (See Note 4—Restructuring Programs) The Company is subject to several ongoing investigations by U.K. and U.S. regulators and governmental authorities, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is fully cooperating with these investigations. In addition, the Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. The Company has taken steps to solve the problems relating to The News of the World including the creation of an independently-chaired Management & Standards Committee (the “MSC”), which operates independently from News International Group Limited (“News International”) and has full authority to ensure complete cooperation with all relevant investigations and inquiries into The News of the World matters and all other related issues across News International. The MSC will also conduct its own internal investigation where appropriate. The MSC has an independent Chairman, Lord Grabiner QC, and reports directly to Joel Klein, Executive Vice President and a director of the Company. Mr. Klein reports to the independent members of the Board of Directors (the “Board”) through their representative Viet Dinh, an independent director and Chairman of the Company’s Nominating and Corporate Governance Committee. The independent directors of the Board have retained the firm of Debevoise & Plimpton as independent outside counsel and are actively engaged in these matters. The MSC is conducting an internal investigation of the three other titles at News International and has engaged the law firm Linklaters to advise it on these investigations and all other matters it handles. News International announced that it would implement new compliance, ethics and governance procedures that it hopes will become a standard for the industry. The MSC has hired leading law firm Olswang to recommend a series of policies, practices and systems to create a more robust governance, compliance and legal structure. The Company has engaged outside counsel to assist it in responding to U.K. and U.S. governmental inquiries.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2011

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

The aforementioned acquisitions were all accounted for in accordance with ASC 805, “Business Combinations.” In accordance with ASC 350, “Intangibles—Goodwill and Other,” the excess purchase price that has been allocated or has been preliminarily allocated to goodwill is not being amortized for all of the acquisitions noted above. Where the allocation of the excess purchase price is not final, the amount allocated to goodwill is subject to change upon completion of final valuations of certain assets and liabilities. A future reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets could reduce future earnings as a result of additional amortization.

In June 2011, the Company transferred the equity and related assets of Myspace to a digital media company in exchange for an equity interest in the acquirer. As a result of this transaction, the Company’s interest in the acquirer, which is not material, was recorded at fair value and is now accounted for under the cost method of accounting. The loss on this transaction was approximately $254 million, net of tax of $61 million, or ($0.10) per diluted share and was included in Loss on disposition of discontinued operations, net of tax in the consolidated

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

statements of operations for the fiscal year ended June 30, 2011. The assets, liabilities and cash flow attributable to the Myspace operations were not material to the Company in any of the periods presented and, accordingly, have not been presented separately. Revenues and operating loss attributable to Myspace for the three months ended September 30, 2010 were $48 million and $49 million, respectively.

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

The Company has receivables with original maturities greater than one year in duration principally related to the Company’s sale of program rights in the television syndication markets within the Filmed Entertainment segment. Allowances for credit losses are established against these non-current receivables as necessary. As of September 30, 2011 and June 30, 2011, these allowances were not material.

Receivables, net consisted of:

	At September 30, 2011	At June 30, 2011
	(in millions)
Total receivables	$7,828	$7,779
Allowances for returns and doubtful accounts	(1,092)	(1,099)

Total receivables, net	6,736	6,680
Less: current receivables, net	(6,384)	(6,330)

Non-current receivables, net	$352	$350

Note 4—Restructuring Programs

Fiscal 2012

In the three months ended September 30, 2011, the Company recorded restructuring charges of $91 million, of which $88 million related to the newspaper businesses. The Company has reorganized portions of the U.K. newspaper business and has recorded a restructuring charge in the first quarter of fiscal 2012 primarily for termination benefits as a result of the shutdown of The News of the World and certain organizational restructurings at other newspapers.

Fiscal 2011

In fiscal 2011, the Company recorded restructuring charges of approximately $145 million, of which $7 million was recorded during the three months ended September 30, 2010. The restructuring charges primarily consisted of a $115 million charge related to the Company’s digital media properties and $25 million related to termination benefits recorded at the newspaper businesses. The charges at the Company’s digital media properties were a result of an organizational restructuring to align resources more closely with business priorities and consisted of facility related costs of $95 million, termination benefits of $18 million and other associated costs of $2 million.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to record an additional $88 million of restructuring charges, principally related to accretion on facility termination obligations through 2021 and additional termination benefits related to the newspaper businesses. At September 30, 2011, restructuring liabilities of approximately $121 million and $155 million were included in the consolidated balance sheets in other current liabilities and other liabilities, respectively. Amounts included in other liabilities primarily relate to facility termination obligations, which are expected to be paid through fiscal 2021.

Changes in the program liabilities were as follows:

	For the three months ended September 30, 2011				For the three months ended September 30, 2010
	One time termination benefits	Facility related costs	Other costs	Total	One time termination benefits	Facility related costs	Other costs	Total
	(in millions)				(in millions)
Beginning of period	$27	$207	$—	$234	$32	$154	$6	$192
Additions	74	3	14	91	5	2	—	7
Payments	(22)	(10)	(10)	(42)	(20)	(7)	—	(27)
Other	(5)	1	(3)	(7)	1	—	—	1

End of period	$74	$201	$1	$276	$18	$149	$6	$173

Note 5—Inventories, net

The Company’s inventories were comprised of the following:

	At September 30, 2011	At June 30, 2011
	(in millions)
Programming rights	$3,792	$3,512
Books, DVDs, Blu-rays, paper and other merchandise	405	373
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	735	755
Completed, not released	67	31
In production	777	784
In development or preproduction	119	98

	1,698	1,668

Television productions:
Released (including acquired libraries)	553	617
In production	531	356
In development or preproduction	4	4

	1,088	977

Total filmed entertainment costs, less accumulated amortization (a)	2,786	2,645

Total inventories, net	6,983	6,530
Less: current portion of inventory, net (b)	(2,522)	(2,332)

Total noncurrent inventories, net	$4,461	$4,198

(a)

Does not include $421 million and $428 million of net intangible film library costs as of September 30, 2011 and June 30, 2011, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheets.

(b)	Current inventory as of September 30, 2011 and June 30, 2011 was comprised of programming rights ($2,152 million and $1,995 million, respectively), books, DVDs, Blu-rays, paper and other merchandise.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Investments

The Company’s investments were comprised of the following:

		Ownership Percentage	At September 30, 2011	At June 30, 2011
			(in millions)
Equity method investments:
British Sky Broadcasting Group plc (a)	U.K. DBS operator	39%	$1,580	$1,532
NDS	Digital technology company	49%	420	423
Sky Network Television Ltd. (a)	New Zealand media company	44%	350	424
Sky Deutschland AG (a)	German pay-TV operator	49.9%	252	304
Other equity method investments		various	1,023	1,107
Fair value of available-for-sale investments		various	368	652
Other investments		various	374	425

			$4,367	$4,867

(a)

The market value of the Company’s investment in British Sky Broadcasting Group plc (“BSkyB”), Sky Deutschland AG (“Sky Deutschland”) and Sky Network Television Ltd., was $7,099 million, $916 million and $702 million at September 30, 2011, respectively.

The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	At September 30, 2011	At June 30, 2011
	(in millions)
Cost basis of available-for-sale investments	$269	$269
Accumulated gross unrealized gain	99	383

Fair value of available-for-sale investments	$368	$652

Net deferred tax liability (a)	$39	$132

(a)	The net deferred tax liability includes $48 million and $113 million related to unrealized gains recorded in comprehensive income as of September 30, 2011 and June 30, 2011, respectively.

Fiscal 2012

During fiscal 2010, the Company announced that it had proposed to the board of directors of BSkyB, in which the Company currently has an approximate 39% interest, to make a cash offer of 700 pence per share for the BSkyB shares that the Company does not already own. On July 13, 2011, the Company announced that it no longer intended to make an offer for the BSkyB shares that the Company does not already own. As a result of the July 2011 announcement, the Company paid BSkyB a termination fee of approximately $63 million in accordance with a cooperation agreement between the parties. The termination fee was reflected in Other, net in the unaudited consolidated statements of operations for the three months ended September 30, 2011.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2011

In fiscal 2011, the Company agreed to backstop €400 million (approximately $525 million), of financing measures that were being initiated by Sky Deutschland of which approximately €342 million (approximately $450 million) was raised. As part of these financing measures, the Company acquired 108 million additional shares of Sky Deutschland, increasing its ownership from approximately 45% to 49.9%. The aggregate cost of the shares acquired by the Company was approximately €115 million (approximately $150 million) and the shares were newly registered shares issued pursuant to the total capital increase.

In addition, in accordance with the backstop, the Company agreed with Sky Deutschland to subscribe to a bond issuance that is convertible for up to 53.9 million underlying Sky Deutschland shares. The convertible bond was issued to the Company in January 2011 for approximately €165 million (approximately $225 million). The Company currently has the right to convert the bond into equity, subject to certain black-out periods. If not converted, the Company will have the option to redeem the bond for cash upon its maturity in 4 years. The convertible bond was separated into its host and derivative financial instrument components, both of which are recorded at their estimated fair value in Investments in the consolidated balance sheets. The change in estimated fair value of the derivative instrument of approximately $82 million was recorded in Other, net in the unaudited consolidated statements of operations for the three months ended September 30, 2011. The change in estimated fair value of the host was not material for the three months ended September 30, 2011.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The tables below present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair Value Measurements
	September 30, 2011
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities (1)	$368	$174	$194	$—
Derivatives (2)	28	—	28	—
Redeemable noncontrolling interests (3)	(244)	—	—	(244)

Total	$152	$174	$222	$(244)

	June 30, 2011
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities (1)	$652	$360	$292	$—
Liabilities
Derivatives (2)	(22)	—	(22)	—
Redeemable noncontrolling interests (3)	(242)	—	—	(242)

Total	$388	$360	$270	$(242)

(1)	See Note 6—Investments.
(2)	Represents derivatives associated with the Company’s foreign exchange forward contracts designated as hedges.
(3)

The Company accounts for the redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A “Distinguishing Liabilities from Equity” (“ASC 480-10-S99-3A”) because their exercise is outside the control of the Company and, accordingly, as of September 30, 2011 and June 30, 2011, has included the fair value of the redeemable noncontrolling interests in the consolidated balance sheets. The majority of redeemable noncontrolling interests recorded at fair value are put arrangements held by the noncontrolling interests in one of the Company’s majority-owned Regional Sports Network (“RSN”) and in one of the Company’s Asian general entertainment television joint ventures.

The fair value of the redeemable noncontrolling interest in the Company’s RSN was determined by using a discounted earnings before interest, taxes, depreciation and amortization (“EBITDA”) valuation model, assuming a 9% discount rate.

The fair value of the redeemable noncontrolling interest in the Asian general entertainment television joint venture was determined using a discounted cash flow analysis assuming a multiple of ten times terminal year EBITDA.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the three months ended September 30,
	2011	2010
	(in millions)
Beginning of period	$(242)	$(325)
Total gains (losses) included in net income	(7)	(7)
Total gains (losses) included in other comprehensive income	—	—
Other	5	8

End of period	$(244)	$(324)

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables, payables and cost investments, approximates fair value.

The aggregate fair value of the Company’s borrowings at September 30, 2011 was approximately $17,309 million compared with a carrying value of $15,446 million and, at June 30, 2011, was approximately $17,152 million compared with a carrying value of $15,495 million. Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market.

Foreign Currency Forward Contracts

The Company uses financial instruments designated as cash flow hedges primarily to hedge certain exposures to foreign currency exchange risks associated with the cost for producing or acquiring films and television programming abroad. The notional amount of foreign exchange forward contracts with foreign currency risk outstanding at September 30, 2011 and June 30, 2011 was $647 million and $766 million, respectively. As of September 30, 2011 and June 30, 2011, the fair values of the foreign exchange forward contracts of approximately $28 million and $(22) million, respectively, were recorded in the underlying hedged balances. The Company’s foreign currency forward contracts are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.

The effective changes in fair value of derivatives designated as cash flow hedges for the three months ended September 30, 2011 of $46 million were recorded in accumulated other comprehensive income with foreign currency translation adjustments. The ineffective changes in fair value of derivatives designated as cash flow hedges were immaterial. Amounts are reclassified from accumulated other comprehensive income when the underlying hedged item is recognized in earnings. During the three months ended September 30, 2011 and 2010, the Company reclassified (losses) gains of approximately $(4) million and $9 million, respectively, from other comprehensive income to net income. The Company expects to reclassify the cumulative change in fair value included in other comprehensive income within the next 24 months. Cash flows from the settlement of foreign exchange forward contracts offset cash flows from the underlying hedged item and are included in operating activities in the consolidated statements of cash flows.

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s receivables did not represent significant concentrations of credit risk at September 30, 2011 or June 30, 2011 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At September 30, 2011, the Company did not anticipate nonperformance by any of the counterparties.

Note 8—Goodwill and Other Intangible Assets

The decrease in the carrying value of goodwill during the three months ended September 30, 2011 was primarily due to foreign currency adjustments and the News Outdoor Russia disposition in July 2011.

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

Other

In August 2006, the Company entered into a loan agreement with Raiffeisen Zentralbank Österreich AG (“RZB”), which was subsequently amended in September 2009. As of June 30, 2011, $32 million was outstanding under this loan agreement which was classified as current borrowings. The Company repaid this amount in July 2011 in connection with the disposal of News Outdoor Russia. (See Note 2 Acquisitions, Disposals and Other Transactions)

In February 2011, NAI completed a tender offer on a portion of the $500 million of 9.25% Senior Debentures due February 1, 2013 and retired, at a premium, an aggregate principal amount of approximately $227 million. The loss on early extinguishment of debt was approximately $36 million which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2011.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Film Production Financing

The Company enters into arrangements with third parties to co-produce certain of its theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. The parties to these arrangements include studio and non-studio entities, both domestic and international. In several of these agreements, other parties control certain distribution rights. The Filmed Entertainment segment records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, receive a participation based on the third-party investor’s contractual interest in the profits or losses incurred on the film. Consistent with the requirements of ASC 926, “Entertainment—Films,” the estimate of the third-party investor’s interest in profits or losses incurred on the film is determined by reference to the ratio of actual revenue earned to date in relation to total estimated ultimate revenues.

Note 11—Equity

The following table summarizes changes in equity:

	For the three months ended September 30,
	2011				2010
	News Corporation Stockholders	Noncontrolling Interests		Total Equity	News Corporation Stockholders	Noncontrolling Interests		Total Equity
	(in millions)
Balance, beginning of period	$29,506	$578		$30,084	$25,113	$428		$25,541
Net income	738	41	(a)	779	775	27	(a)	802
Other comprehensive (loss) income	(1,315)	(9	)(b)	(1,324)	971	4	(b)	975
(Cancellation) issuance of shares, net	(1,204)	—		(1,204)	51	—		51
Dividends declared	(246)	—		(246)	(197)	—		(197)
Other	(113)	(120	)(c)	(233)	(140)	(23	)(c)	(163)

Balance, end of period	$27,366	$490		$27,856	$26,573	$436		$27,009

(a)

Net income attributable to noncontrolling interests excludes $7 million for both the three months ended September 30, 2011 and 2010 relating to redeemable noncontrolling interests which are reflected in temporary equity.

(b)	Other comprehensive (loss) income attributable to noncontrolling interests excludes nil for both the three months ended September 30, 2011 and 2010 relating to redeemable noncontrolling interests.
(c)

The activity for the three months ended September 30, 2011 primarily relates to the disposal of News Outdoor Russia. Other activity attributable to noncontrolling interests excludes $ (5) million and $(8) million for the three months ended September 30, 2011 and 2010, respectively, relating to redeemable noncontrolling interests.

Dividends

The Company declared a dividend of $0.095 per share on both the Class A common stock, par value $0.01 per share (“Class A Common Stock”) and the Class B common stock, par value $0.01 per share (“Class B Common Stock”) in the three months ended September 30, 2011, which was paid in October 2011 to stockholders of record on September 14, 2011. The related total aggregate dividend paid to stockholders in October 2011 was approximately $246 million.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company declared a dividend of $0.075 per share on both the Class A Common Stock and the Class B Common Stock in the three months ended September 30, 2010, which was paid in October 2010 to stockholders of record on September 8, 2010. The total aggregate dividend paid to stockholders in October 2010 was approximately $197 million.

Stock Repurchase Program

The Board had authorized a total stock repurchase program of $6 billion with a remaining authorized amount under the program of approximately $1.8 billion, excluding commissions as of June 30, 2011. In July 2011, the Company announced that the Board had authorized increasing the total amount of the stock repurchase program remaining by approximately $3.2 billion to $5 billion. The remaining authorized amount under the Company’s stock repurchase program at September 30, 2011, excluding commissions, was approximately $3.7 billion.

Note 12—Equity-Based Compensation

The following table summarizes the Company’s equity-based compensation transactions:

	For the three months ended September 30,
	2011	2010
	(in millions)
Equity-based compensation	$51	$45

Cash received from exercise of equity-based compensation	$1	$—

At September 30, 2011, the Company’s total compensation cost related to non-vested stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) not yet recognized for all equity-based compensation plans was approximately $285 million, the majority of which is expected to be recognized over the next three fiscal years. Compensation expense on all equity-based awards is generally recognized on a straight-line basis over the vesting period of the entire award. However, certain performance based awards are recognized on an accelerated basis.

Stock option activity during the three months ended September 30, 2011 and 2010 was not material.

At September 30, 2011 and June 30, 2011, the liability for cash-settled awards was approximately $51 million and $58 million, respectively.

The Company recognized a tax benefit (expense) on vested RSUs and stock options exercised of approximately $10 million and $(3) million for the three months ended September 30, 2011 and 2010, respectively.

Performance Stock Units

PSUs are fair valued on the date of grant and expensed using a straight-line method as the awards cliff vest at the end of the three year performance period. The Company also estimates the number of shares expected to vest which is based on management’s determination of the probable outcome of the performance condition, which requires considerable judgment. The Company records a cumulative adjustment in periods that the Company’s estimate of the number of shares expected to vest changes. Additionally, the Company ultimately adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the first quarter of fiscal 2012, certain executives of the Company responsible for various business units within the Company received a grant of PSUs that have a three year performance measurement period beginning in July 2011. The awards are subject to the achievement of pre-defined goals for operating profit, cash flow and key divisional performance indicators for the applicable performance period. The awards are settled in shares of Class A Common Stock.

In August 2011 and 2010, the Compensation Committee approved the grant of PSUs that have a three year performance measurement period beginning for the fiscal year ending June 30, 2012 and 2011, respectively. For executive directors of the Company, each PSU represents the right to receive the U.S. dollar value of one share of Class A Common Stock in cash after the completion of the three year performance period, subject to the satisfaction of one or more pre-established objective performance measures determined by the Compensation Committee. These awards have a graded vesting and the expense recognition is accelerated.

In fiscal 2012 and 2011, a total of 8.6 million and 1.8 million target PSUs were issued, respectively, of which 6.6 million and nil, respectively, will be settled in Class A Common Stock.

Restricted Stock Units

During the three months ended September 30, 2011 and 2010, approximately 6.5 million and 12.9 million RSUs were issued, respectively, of which 6.3 million and 10.4 million, respectively, will be settled in Class A Common Stock. RSUs granted to executive directors and certain awards granted to employees in certain foreign locations are settled in cash.

During the three months ended September 30, 2011 and 2010, approximately 8.0 million and 8.3 million RSUs vested, respectively, of which approximately 6.9 million and 7.0 million, respectively, were settled in Class A Common Stock, before statutory tax withholdings. The fair value of RSUs settled in Class A Common Stock was approximately $113 million and $89 million for the three months ended September 30, 2011 and 2010, respectively. The remaining 1.1 million and 1.3 million RSUs settled during the three months ended September 30, 2011 and 2010, respectively, were settled in cash of approximately $18 million in both periods, before statutory tax withholdings.

Note 13—Commitments and Guarantees

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. Other than as previously disclosed in these notes to the Company’s unaudited consolidated financial statements, the Company’s commitments have not changed significantly from the disclosures included in the 2011 Form 10-K.

Guarantees

The Company’s guarantees have not changed significantly from the disclosures included in the 2011 Form 10-K.

Note 14—Contingencies

Intermix

On August 26, 2005 and August 30, 2005, two purported class action lawsuits captioned, respectively, Ron Sheppard v. Richard Rosenblatt et. al., and John Friedmann v. Intermix Media, Inc. et al., were filed in the California Superior Court, County of Los Angeles. Both lawsuits named as defendants all of the then incumbent

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On June 14, 2006, a purported class action lawsuit, captioned Jim Brown v. Brett C. Brewer, et al., was filed against certain former Intermix directors and officers in the United States District Court for the Central District of California. The plaintiff asserted claims for alleged violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9, as well as control person liability under Section 20(a) of the Exchange Act. The plaintiff alleged that certain defendants disseminated false and misleading definitive proxy statements on two occasions: one on December 30, 2003 in connection with the stockholder vote on January 29, 2004 on the election of directors and ratification of financing transactions with certain entities of VantagePoint; and another on August 25, 2005 in connection with the stockholder vote on the FIM Transaction. The complaint named as defendants certain VantagePoint related entities, the former general counsel and the members of the Intermix Board who were incumbent on the dates of the respective proxy statements. Intermix was not named as a defendant, but has certain indemnity obligations to the former officer and director defendants in connection with these claims and allegations. On August 25, 2006, plaintiff amended his complaint to add certain investment banks (the “Investment Banks”) as defendants. Intermix has certain indemnity obligations to the Investment Banks as well. Plaintiff amended his complaint again on September 27, 2006, which defendants moved to dismiss. On February 9, 2007, the case was transferred to Judge George H. King, the judge assigned to the LeBoyer action, on the grounds that it raises substantially related questions of law and fact as LeBoyer, and would entail substantial duplication of labor if heard by different judges. On June 11, 2007, Judge King ordered the Brown case be consolidated with the LeBoyer action, ordered plaintiffs’ counsel to file a consolidated first amended complaint, and further ordered the parties to file a joint brief on defendants’ contemplated motion to dismiss the consolidated first amended complaint. On July 11, 2007, plaintiffs filed the consolidated first amended complaint, which defendants moved to dismiss. By order dated January 17, 2008, Judge King granted defendants’ motion to dismiss the 2003 proxy claims (concerning VantagePoint transactions) and the 2005 proxy claims (concerning the FIM Transaction), as well as a claim against the VantagePoint entities alleging unjust enrichment. The court found it unnecessary to rule on dismissal of the remaining claims, which are related to the 2005 FIM Transaction, because the dismissal disposed of those claims. On February 8, 2008, plaintiffs filed a consolidated second amended complaint, which defendants moved to dismiss on February 28, 2008. By order dated July 15, 2008, the court granted in part and denied in part defendants’ motion to dismiss. The 2003 claims and the claims against the Investment Banks were dismissed with prejudice. The Section 14(a), Section 20(a) and the breach of fiduciary duty claims related to the FIM Transaction remain against the officer and director defendants and the VantagePoint defendants. On November 14, 2008, plaintiff filed a motion for class certification to which defendants filed their opposition on January 14, 2009. On June 22, 2009, the court granted plaintiff’s motion for class certification, certifying a class of all holders of Intermix common stock from July 18, 2005 through consummation of the FIM Transaction, who were allegedly harmed by defendants’ improper conduct as set forth in the complaint. The parties have completed fact and expert discovery. On June 17, 2010, the court granted in part and denied in part defendants’ summary judgment motion filed on October 19, 2009. Specifically, the court denied plaintiff’s motion for summary adjudication of a factual issue and denied defendants’ motion to exclude plaintiff’s damages expert, which was filed on November 30, 2009. In the court’s June 17 order, the court found that plaintiff could not proceed on any fiduciary duty claim based upon alleged violations of the duty of care, but found material issues of fact prohibiting summary judgment on alleged violations of fiduciary duty of loyalty. On plaintiff’s Section 14(a) claim, the court found material issues of fact that prohibited summary judgment on the entire claim, but granted defendants’ motion as to certain purported omissions, finding the allegedly omitted information immaterial. Further, the court granted defendants’ motion as to two damage theories for the Section 14(a) claim, finding benefit of the bargain damages not viable and lost opportunity damages too speculative, and permitting plaintiff to proceed only based upon a theory of out-of-pocket damages. No trial date was set. On October 21, 2010, the parties agreed to a settlement of the action, which is subject to approval by the court. A formal stipulation of settlement was submitted to the court for its approval on December 28, 2010. Accordingly, the Company has recognized the terms of this settlement, which was not material to the Company, in its results of operations. On February 18, 2011, the court granted

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

preliminary approval of the settlement. Plaintiff’s counsel supervised notice of the settlement to the class. The notice provided class members with an opportunity to object. Two shareholders filed objections to the settlement with the court in April 2011. Both objectors had counsel appear on their behalf at a hearing on May 16, 2011 where the court considered plaintiff’s motion for final approval of the settlement and plaintiff’s counsel’s motion for attorneys’ fees, which will come out of the settlement funds. At the hearing, the court did not rule on the motions and instead ordered that plaintiff, objector Trafelet & Co., and defendants submit joint briefing with respect to certain of Trafelet’s objections. The joint brief was filed on June 10, 2011. The joint brief narrowed the objections to allocation of the settlement amount and sufficiency of the notice as it pertains to how the settlement funds will be allocated. The joint brief contained no objection to the settlement itself. On September 29, 2011, the court entered an order rejecting the settlement in so far as the court found that the proposed plan of allocation was not fair, adequate and reasonable because certain members of the certified class are releasing their claims under the settlement, but under the proposed plan, they will not be receiving any of the settlement proceeds. The court ordered the parties to submit a new plan of allocation within 30 days and stated that it will issue appropriate orders after reviewing the new plan. The court order has no effect on the settlement amount.

Shareholder Litigation

On March 16, 2011, a complaint seeking to compel the inspection of the Company’s books and records pursuant to 8 Del. C. § 220, captioned Central Laborers Pension Fund v. News Corporation, was filed in the Delaware Court of Chancery. The plaintiff requested the Company’s books and records to investigate alleged possible breaches of fiduciary duty by the directors of the Company in connection with the Company’s purchase of Shine (the “Shine Transaction”). The Company moved to dismiss the action, and briefing on the Company’s motion to dismiss has been completed. An oral argument on the Company’s motion to dismiss took place August 11, 2011.

Also on March 16, 2011, two purported shareholders of the Company, one of which was Central Laborers Pension Fund, filed a derivative action in the Delaware Court of Chancery, captioned The Amalgamated Bank v. Murdoch, et al. (the “Amalgamated Bank Litigation”). The plaintiffs alleged that both the directors of the Company and Rupert Murdoch as a “controlling shareholder” breached their fiduciary duties in connection with the Shine Transaction. The suit named as defendants all directors of the Company, and named the Company as a nominal defendant. Similar claims against the same group of defendants were filed in the Delaware Court of Chancery by a purported shareholder of the Company, New Orleans Employees’ Retirement System, on March 25, 2011 (the “New Orleans Employees’ Retirement Litigation”). Both the Amalgamated Bank Litigation and the New Orleans Employees’ Retirement Litigation were consolidated on April 6, 2011 (the “Consolidated Action”), with The Amalgamated Bank’s complaint serving as the operative complaint. The Consolidated Action was captioned In re News Corp. Shareholder Derivative Litigation. On April 9, 2011, the court entered a scheduling order governing the filing of an amended complaint and briefing on potential motions to dismiss.

Thereafter, the plaintiffs in the Consolidated Action filed a Verified Consolidated Shareholder Derivative and Class Action Complaint (the “Consolidated Complaint”) on May 13, 2011, seeking declaratory relief and damages. The Consolidated Complaint largely restated the claims in The Amalgamated Bank’s initial complaint and also raised a direct claim on behalf of a purported class of Company shareholders relating to the possible addition of Elisabeth Murdoch to the Company’s Board. The defendants filed opening briefs in support of motions to dismiss the Consolidated Complaint on June 10, 2011, as contemplated by the court’s scheduling order. On July 8, 2011, the plaintiffs filed a Verified Amended Consolidated Shareholder Derivative and Class Action Complaint (the “Amended Complaint”). In addition to the claims that were previously raised in the Consolidated Complaint, the Amended Complaint brought claims relating to the alleged acts of voicemail interception at The News of the World (the “NoW Matter”). Specifically, the plaintiffs claimed in the Amended Complaint that the directors of the Company failed in their duty of oversight regarding the NoW Matter.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On September 29, 2011, the plaintiffs filed a Verified Second Amended Consolidated Shareholder Derivative and Class Action Complaint (“Second Amended Complaint”). In the Second Amended Complaint, the plaintiffs removed their claims involving the possible addition of Elisabeth Murdoch to the Company’s Board, added some factual allegations to support their remaining claims and added a claim seeking to enjoin a buyback of Common B shares to the extent it would result in a change of control. The Second Amended Complaint seeks declaratory relief, an injunction preventing the buyback of Class B shares, damages, pre- and post-judgment interest, fees and costs.

The court has entered a renewed scheduling order whereby the defendants are scheduled to move to dismiss the Second Amended Complaint, and file opening briefs in support of such motions, by November 14, 2011.

On July 15, 2011, another purported stockholder of the Company filed a derivative action captioned Massachusetts Laborers’ Pension & Annuity Funds v. Murdoch, et al., in the Delaware Court of Chancery (the “Mass. Laborers Litigation”). The complaint names as defendants the directors of the Company and the Company as a nominal defendant. The plaintiffs’ claims are substantially similar to those raised by the Amended Complaint in the Consolidated Action. Specifically, the plaintiff alleged that the directors of the Company have breached their fiduciary duties by, among other things, approving the Shine Transaction and for failing to exercise proper oversight in connection with the NoW Matter. The plaintiff also brought a breach of fiduciary duty claim against Rupert Murdoch as “controlling shareholder,” and a waste claim against the directors of the Company. The action seeks as relief damages, injunctive relief, fees and costs. On July 25, 2011, the plaintiffs in the Consolidated Action requested that the court consolidate the Mass. Laborers Litigation into the Consolidated Action. On August 24, 2011, the Mass. Laborers Litigation was consolidated with the Consolidated Action.

On July 18, 2011, a purported shareholder of the Company filed a derivative action captioned Shields v. Murdoch, et al. (“Shields Litigation”), in the United States District Court for the Southern District of New York. The plaintiff alleged violations of Section 14(a) of the Securities Exchange Act, as well as state law claims for breach of fiduciary duty, gross mismanagement, waste, abuse of control and contribution/indemnification arising from, and in connection with, the NoW Matter. The complaint names the directors of the Company as defendants and names the Company as a nominal defendant, and seeks damages and costs. On August 4, 2011, the plaintiff filed an amended complaint. The plaintiff seeks compensatory damages, an order declaring the October 15, 2010 shareholder vote on the election of the Company’s directors void; an order setting an emergency shareholder vote date for election of new directors; an order requiring the Company to take certain specified corporate governance actions; and an order (i) putting forward a shareholder vote resolution for amendments to the Company’s Article of Incorporation and (ii) taking such other action as may be necessary to place before shareholders for a vote on corporate governance policies that: (a) appoint a non-executive Chair of the Board who is not related to the Murdoch family or extended family; (b) appoint an independent Chair of the Board’s Audit Committee; (c) appoint at least three independent directors to the Governance and Nominating Committees; (d) strengthen the Board’s supervision of financial reporting processes and implement procedures for greater shareholder input into the policies and guidelines of the Board; and (e) appropriately test and strengthen the internal and audit control functions.

On July 19, 2011, a purported class action lawsuit captioned Wilder v. News Corp., et al. (“Wilder Litigation”), was filed on behalf of all purchasers of the Company’s common stock between March 3, 2011 and July 11, 2011, in the United States District Court for the Southern District of New York. The plaintiff brought claims under Section 10(b) and Section 20(a) of the Securities Exchange Act, alleging that false and misleading statements were issued regarding the NoW Matter. The suit names as defendants the Company, Rupert Murdoch, James Murdoch and Rebekah Brooks, and seeks compensatory damages, rescission for damages sustained, and costs.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On July 22, 2011, a purported shareholder of the Company filed a derivative action captioned Stricklin v. Murdoch, et al. (“Stricklin Litigation”), in the United States District Court for the Southern District of New York. The plaintiff brought claims for breach of fiduciary duty, gross mismanagement, and waste of corporate assets in connection with, among other things, (i) the NoW Matter; (ii) News America’s purported payments to settle allegations of anti-competitive behavior; and (iii) the Shine Transaction. The action names as defendants the Company, Les Hinton, Rebekah Brooks, Paul Carlucci and the directors of the Company. On August 3, 2011, the plaintiff served a motion for expedited discovery and to appoint a conservator over the Company, which defendants objected to. The motion has not been formally calendared and there is no briefing schedule yet. On August 16, 2011, the plaintiffs filed an amended complaint. The plaintiff seeks various forms of relief including compensatory damages, injunctive relief, disgorgement, the award of voting rights to Class A shareholders, the appointment of a conservator over the Company to oversee the Company’s responses to investigations and litigation related to the NoW Matter, fees and costs.

On August 10, 2011, a purported shareholder of the Company filed a derivative action captioned Iron Workers Mid-South Pension Fund v. Murdoch, et. al. (“Iron Workers Litigation”), in the United States District Court for the Southern District of New York. The plaintiff brought claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment and alleged violations of Section 14(a) of the Securities Exchange Act in connection with the NoW Matter. The action names as defendants the Company, Les Hinton, Rebekah Brooks and the directors of the Company. The plaintiff seeks various forms of relief including compensatory damages, voiding the election of the director defendants, an order requiring the Company to take certain specified corporate governance actions, injunctive relief, restitution, fees and costs.

The Wilder Litigation, the Stricklin Litigation and the Iron Workers Litigation are all now before the judge in the Shields Litigation.

The Company and its Board of Directors believe these shareholder claims are entirely without merit, and intend to vigorously defend these actions.

The News of the World Investigations and Litigation

U.K. and U.S. regulators and governmental authorities are conducting investigations after allegations of phone hacking and inappropriate payments to police at our former publication, The News of the World, and other related matters, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is cooperating fully with these investigations. It is possible that these proceedings could damage our reputation and might impair our ability to conduct our business.

The Company is not able to predict the ultimate outcome or cost associated with these investigations. Violations of law may result in civil, administrative or criminal fines or penalties. The Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. As of September 30, 2011, the Company has provided for its best estimate of the liability for the claims that have been filed. The Company has announced a process under which parties can pursue claims against the Company, and management believes that it is probable that additional claims will be filed. It is not possible to estimate the liability for such additional claims given the early stage of this matter and the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision for such matters. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could affect the Company’s results of operations and financial condition.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

HarperCollins

Commencing on August 9, 2011, twenty-three purported consumer class actions have been filed in the U.S. District Courts for the Southern District of New York and for the Northern District of California, which relate to the decisions by certain publishers, including HarperCollins Publishers L.L.C. (“HarperCollins”), to begin selling their eBooks pursuant to an agency relationship. While the complaints contain some substantive differences, the cases are similar and all involve allegations that certain named defendants in the book publishing and distribution industry, including HarperCollins, violated the antitrust and unfair competition laws by virtue of the switch to the agency model for eBooks. The actions seek as relief treble damages, injunctive relief and attorneys’ fees. The defendants have filed a motion with the Judicial Panel on Multidistrict Litigation to transfer and consolidate these various class actions in the Southern District of New York. That motion to transfer and consolidate is scheduled to be heard by the Judicial Panel on Multidistrict Litigation on December 1, 2011.

In addition, certain federal and state agencies in the United States and governmental competition agencies in the United Kingdom and European Union are conducting investigations into the same alleged conduct by certain publishers, including HarperCollins. HarperCollins currently is cooperating with these investigations.

While it is not possible to predict with any degree of certainty the ultimate outcome of the class actions and investigations, especially given their early stages, HarperCollins believes it was compliant with applicable antitrust and competition laws and intends to defend itself vigorously.

News America Marketing

Insignia Systems, Inc

On September 23, 2004, Insignia Systems, Inc. (“Insignia”) filed an action against News America Marketing In-Store Inc. (“News America”) in the United States District Court for the District of Minnesota. The operative complaint alleges, among other things, disparagement of Insignia by News America in violation of the Lanham Act and Minnesota state law and various federal and state antitrust violations arising out of Insignia’s and News America’s competition in the domestic in-store advertising market. The trial began on February 8, 2011. On February 9, 2011, the parties settled the lawsuit. Under the terms of the settlement, which included no admission of liability, News America paid Insignia $125 million, which was recorded in Selling, General and Administrative expenses during the fiscal year ended June 30, 2011. In addition, Insignia paid News America $4 million in relation to a 10-year exclusive business arrangement between the companies.

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

The components of net periodic benefits costs were as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended September 30,
	2011	2010	2011	2010
	(in millions)
Service cost benefits earned during the period	$24	$24	$1	$1
Interest costs on projected benefit obligation	44	42	4	4
Expected return on plan assets	(46)	(42)	—	—
Amortization of deferred losses	13	15	—	—
Other	4	1	(4)	(4)

Net periodic costs	$39	$40	$1	$1

Cash contributions	$16	$14	$5	$4

Note 16—Segment Information

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

•

Television, which principally consists of the broadcasting of network programming in the United States and the operation of 27 full power broadcast television stations, including 9 duopolies, in the United States (of these stations, 17 are affiliated with the FOX Broadcasting Company (“FOX”) and 10 are affiliated with Master Distribution Service, Inc. (“MyNetworkTV”)).

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

•	Other, which principally consists of the Company’s digital media properties and Wireless Generation, the Company’s education technology business.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended September 30,
	2011	2010
	(in millions)
Revenues:
Cable Network Programming	$2,120	$1,872
Filmed Entertainment	1,778	1,503
Television	923	851
Direct Broadcast Satellite Television	922	856
Publishing	2,069	2,046
Other	147	298

Total revenues	$7,959	7,426

Segment operating income (loss):
Cable Network Programming	$775	$659
Filmed Entertainment	347	280
Television	133	105
Direct Broadcast Satellite Television	119	82
Publishing	110	178
Other	(99)	(156)

Total segment operating income	1,385	1,148

Impairment and restructuring charges	(91)	(7)
Equity earnings of affiliates	121	94
Interest expense, net	(258)	(232)
Interest income	36	26
Other, net	(130)	(10)

Income before income tax expense	1,063	1,019
Income tax expense	(277)	(210)

Net income	786	809
Less: Net income attributable to noncontrolling interests	(48)	(34)

Net income attributable to News Corporation stockholders	$738	775

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $256 million and $168 million for the three months ended September 30, 2011 and 2010, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profit generated primarily by the Filmed Entertainment segment of approximately $39 million and $16 million for the three months ended September 30, 2011 and 2010, respectively, have been eliminated within the Filmed Entertainment segment.

	For the three months ended September 30, 2011
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$775	$37	$24	$836
Filmed Entertainment	347	39	—	386
Television	133	21	—	154
Direct Broadcast Satellite Television	119	74	—	193
Publishing	110	107	—	217
Other	(99)	16	—	(83)

Total	$1,385	$294	$24	$1,703

	For the three months ended September 30, 2010
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$659	$37	$21	$717
Filmed Entertainment	280	23	—	303
Television	105	21	—	126
Direct Broadcast Satellite Television	82	61	—	143
Publishing	178	93	—	271
Other	(156)	39	—	(117)

Total	$1,148	$274	$21	$1,443

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	At September 30, 2011	At June 30, 2011
	(in millions)
Total assets:
Cable Network Programming	$12,898	$12,666
Filmed Entertainment	8,204	8,015
Television	6,261	6,062
Direct Broadcast Satellite Television	2,840	3,098
Publishing	14,189	14,915
Other	10,949	12,357
Investments	4,367	4,867

Total assets	$59,708	$61,980

Goodwill and Intangible assets, net:
Cable Network Programming	$6,812	$6,808
Filmed Entertainment	2,482	2,552
Television	4,319	4,320
Direct Broadcast Satellite Television	586	636
Publishing	7,106	7,377
Other	1,300	1,591

Total goodwill and intangible assets, net	$22,605	$23,284

Note 17—Additional Financial Information

Supplemental Cash Flows Information

	For the three months ended September 30,
	2011	2010
	(in millions)
Supplemental cash flows information:
Cash paid for income taxes	$(171)	$(211)
Cash paid for interest	(255)	(206)
Sale of other investments	—	12
Purchase of other investments	(78)	(58)

Supplemental information on businesses acquired:
Fair value of assets acquired	67	9
Cash acquired	2	—
Liabilities assumed	—	1
Noncontrolling interest increase	—	(1)
Cash paid	(69)	(9)

Fair value of stock consideration	$—	$—

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other, net consisted of the following:

	For the three months ended September 30,
	2011	2010
	(in millions)
Change in fair value of SkyD convertible securities (a)	$(82)	$—
BSkyB termination fee (a)	(63)	—
Other	15	(10)

Total Other, net	$(130)	$(10)

(a)	See Note 6—Investments.

In accordance with ASC 220 “Comprehensive Income,” total comprehensive (loss) income for the Company consisted of the following:

	For the three months ended September 30,
	2011	2010
	(in millions)
Net income, as reported	$786	$809
Other comprehensive income:
Foreign currency translation adjustments	(1,216)	912
Unrealized holding (losses) gains on securities, net of tax	(122)	60
Benefit plan adjustments	14	3

Total comprehensive (loss) income	(538)	1,784

Less: net income attributable to noncontrolling interests (a)	(48)	(34)
Less: foreign currency translation adjustments attributable to noncontrolling interests (a)	9	(4)

Comprehensive (loss) income attributable to News Corporation stockholders	$(577)	$1,746

(a)	Includes amounts relating to noncontrolling interests classified as equity and redeemable noncontrolling interests.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended September 30, 2011

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$—	$—	$7,959	$—	$7,959
Expenses	(77)	—	(6,588)	—	(6,665)
Equity earnings (losses) of affiliates	(2)	—	123	—	121
Interest expense, net	(372)	(336)	(3)	453	(258)
Interest income	1	2	486	(453)	36
Earnings (losses) from subsidiary entities	113	1,137	—	(1,250)	—
Other, net	13	(65)	(78)	—	(130)

Income (loss) before income tax expense	(324)	738	1,899	(1,250)	1,063
Income tax (expense) benefit	84	—	(495)	134	(277)

Net income (loss)	(240)	738	1,404	(1,116)	786
Less: Net income attributable to noncontrolling interests	—	—	(48)	—	(48)

Net income (loss) attributable to News Corporation stockholders	$(240)	$738	$1,356	$(1,116)	$738

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

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

At September 30, 2011

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
ASSETS:
Current assets:
Cash and cash equivalents	$762	$6,548	$4,119	$—	$11,429
Receivables, net	28	—	6,356	—	6,384
Inventories, net	—	—	2,522	—	2,522
Other	30	22	412	—	464

Total current assets	820	6,570	13,409	—	20,799

Non-current assets:
Receivables	—	—	352	—	352
Inventories, net	—	—	4,461	—	4,461
Property, plant and equipment, net	105	—	6,068	—	6,173
Intangible assets, net	—	—	8,241	—	8,241
Goodwill	—	—	14,364	—	14,364
Other	337	4	610	—	951
Investments
Investments in associated companies and other investments	124	39	4,204	—	4,367
Intragroup investments	50,318	48,221	—	(98,539)	—

Total investments	50,442	48,260	4,204	(98,539)	4,367

TOTAL ASSETS	$51,704	$54,834	$51,709	$(98,539)	$59,708

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$—	$—	$—	$—	$—
Other current liabilities	62	245	9,334	—	9,641

Total current liabilities	62	245	9,334	—	9,641
Non-current liabilities:
Borrowings	15,446	—	—	—	15,446
Other non-current liabilities	332	—	6,189	—	6,521
Intercompany	27,432	27,223	(54,655)	—	—
Redeemable noncontrolling interests	—	—	244	—	244
Equity	8,432	27,366	90,597	(98,539)	27,856

TOTAL LIABILITIES AND EQUITY	$51,704	$54,834	$51,709	$(98,539)	$59,708

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

At June 30, 2011

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
ASSETS
Current Assets:
Cash and cash equivalents	$360	$7,816	$4,504	$—	$12,680
Receivables, net	14	—	6,316	—	6,330
Inventories, net	—	—	2,332	—	2,332
Other	15	—	427	—	442

Total current assets	389	7,816	13,579	—	21,784

Non-current assets:
Receivables	—	—	350	—	350
Inventories, net	—	—	4,198	—	4,198
Property, plant and equipment, net	100	—	6,442	—	6,542
Intangible assets, net	—	—	8,587	—	8,587
Goodwill	—	—	14,697	—	14,697
Other	323	—	632	—	955
Investments
Investments in associated companies and other investments	125	52	4,690	—	4,867
Intragroup investments	50,146	48,502	—	(98,648)	—

Total investments	50,271	48,554	4,690	(98,648)	4,867

TOTAL ASSETS	$51,083	$56,370	$53,175	$(98,648)	$61,980

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$—	$—	$32	$—	$32
Other current liabilities	91	22	9,426	—	9,539

Total current liabilities	91	22	9,458	—	9,571
Non-current liabilities:
Borrowings	15,463	—	—	—	15,463
Other non-current liabilities	202	—	6,418	—	6,620
Intercompany	25,884	26,842	(52,726)	—	—
Redeemable noncontrolling interests	—	—	242	—	242
Total equity	9,443	29,506	89,783	(98,648)	30,084

TOTAL LIABILITIES AND EQUITY	$51,083	$56,370	$53,175	$(98,648)	$61,980

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the three months ended September 30, 2011

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$412	$44	$(32)	$—	$424

Investing and other activities:
Property, plant and equipment	(8)	—	(240)	—	(248)
Investments	(2)	(63)	(114)	—	(179)
Proceeds from dispositions	—	11	323	—	334

Net cash used in investing activities	(10)	(52)	(31)	—	(93)

Financing activities:
Borrowings	—	—	—	—	—
Repayment of borrowings	—	—	(32)	—	(32)
Issuance of shares	—	12	—	—	12
Repurchase of shares	—	(1,272)	—	—	(1,272)
Dividends paid	—	—	(23)	—	(23)

Net cash (used in) provided by financing activities	—	(1,260)	(55)	—	(1,315)

Net (decrease) increase in cash and cash equivalents	402	(1,268)	(118)	—	(984)
Cash and cash equivalents, beginning of period	360	7,816	4,504	—	12,680
Exchange movement on opening cash balance	—	—	(267)	—	(267)

Cash and cash equivalents, end of period	$762	$6,548	$4,119	$—	$11,429

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the three months ended September 30, 2010

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$(2,381)	$2,398	$482	$—	$499

Investing activities:
Property, plant and equipment	(4)	—	(260)	—	(264)
Investments	(1)	—	(153)	—	(154)
Proceeds from dispositions	—	—	7	—	7

Net cash used in investing activities	(5)	—	(406)	—	(411)

Financing activities:
Borrowings	—	—	1	—	1
Repayment of borrowings	—	—	(16)	—	(16)
Dividends paid	—	—	(14)	—	(14)
Purchase of subsidiary shares from noncontrolling interest	—	—	(104)	—	(104)

Net cash used in financing activities	—	—	(133)	—	(133)

Net (decrease) increase in cash and cash equivalents	(2,386)	2,398	(57)	—	(45)
Cash and cash equivalents, beginning of period	5,331	—	3,378	—	8,709
Exchange movement on opening cash balance	—	—	150	—	150

Cash and cash equivalents, end of period	$2,945	$2,398	$3,471	$—	$8,814

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

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of News Corporation, its directors or its officers with respect to, among other things, trends affecting News Corporation’s financial condition or results of operations. The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other factors is set forth under the heading Part II “Other Information,” Item 1A “Risk Factors” in this report. News Corporation does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by News Corporation with the Securities and Exchange Commission (“SEC”). This section should be read together with the unaudited consolidated financial statements of News Corporation and related notes set forth elsewhere herein and News Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 as filed with the SEC on August 15, 2011 (the “2011 Form 10-K”).

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of News Corporation and its subsidiaries’ (together, “News Corporation” or the “Company”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that have occurred to date during fiscal 2012 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2011 and 2010. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2011 and 2010. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

•

Television, which principally consists of the broadcasting of network programming in the United States and the operation of 27 full power broadcast television stations, including 9 duopolies, in the United States (of these stations, 17 are affiliated with the FOX Broadcasting Company (“FOX”) and 10 are affiliated with Master Distribution Service, Inc. (“MyNetworkTV”)).

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

•	Other, which principally consists of the Company’s digital media properties and Wireless Generation, the Company’s education technology business.

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

The profitability of these long-term U.S. national sports contracts is based on the Company’s best estimates at September 30, 2011 of attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied at September 30, 2011, additional amortization of rights may be recorded. Should revenues improve as compared to estimated revenues, the Company may have an improved operating profit related to the contract, which may be recognized over the remaining contract term.

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

The Company enters into arrangements with third parties to co-produce many of its theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. The parties to these arrangements include studio and non-studio entities, both domestic and foreign. In several of these agreements, other parties control certain distribution rights. The Filmed Entertainment segment records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, receive a participation based on the respective third-party investor’s interest in the profits or losses incurred on the film. Consistent with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 926 “Entertainment—Films” (“ASC 926”), the estimate of a third-party investor’s interest in profits or losses incurred on the film is determined by reference to the ratio of actual revenue earned to date in relation to total estimated ultimate revenues.

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

The Company competes with other film studios, such as Disney, Paramount, Sony, Universal, Warner Bros. and independent film producers in the production and distribution of motion pictures, DVDs, and Blu-rays. As a producer and distributor of television programming, the Company competes with studios, television production groups and independent producers and syndicators, such as Disney, Sony, NBC Universal, Warner Bros. and Paramount Television, to sell programming both domestically and internationally. The Company also competes to obtain creative talent and story properties, which are essential to the success of the Company’s filmed entertainment businesses.

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

Wireless Generation

Wireless Generation is the Company’s education technology business that develops innovative tools to help teachers teach with excellence. The Company’s education technology business provides data systems and professional services that enable teachers to use data to assess student progress and deliver individualized instruction. Significant expenses associated with the Company’s education technology business include salaries, employee benefits and other routine overhead.

Other Business Developments

In July 2011, the Company announced that it would close its publication, The News of the World, after allegations of phone hacking and payments to police. As a result of management’s approval of the shutdown of The News of the World, the Company has reorganized portions of the U.K. newspaper business and has recorded a restructuring charge in the first quarter of fiscal 2012 primarily for termination benefits and certain organizational restructuring at the U.K. newspapers. (See Note 4—Restructuring Programs) The Company is subject to several ongoing investigations by U.K. and U.S. regulators and governmental authorities, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is fully cooperating with these investigations. In addition, the Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. The Company has taken steps to solve the problems relating to The News of the World including the creation of an independently-chaired Management & Standards Committee (the “MSC”), which operates independently from News International Group Limited (“News International”) and has full authority to ensure complete cooperation with all relevant investigations and inquiries into The News of the World matters and all other related issues across News International. The MSC will also conduct its own internal investigation where appropriate. The MSC has an independent Chairman, Lord Grabiner QC, and reports directly to Joel Klein, Executive Vice President and a director of the Company. Mr. Klein reports to the independent members of the Board of Directors (the “Board”) through their representative Viet Dinh, an independent director and Chairman of the Company’s Nominating and Corporate Governance Committee. The independent directors of the Board have retained the firm of Debevoise & Plimpton as independent outside counsel and are actively engaged in these matters. The MSC is conducting an internal investigation of the three other titles at News International and has engaged the law firm Linklaters to advise it on these investigations and all other matters it handles. News International announced that it would implement new compliance, ethics and governance procedures that it hopes will become a standard for the industry. The MSC has hired leading law firm Olswang to recommend a series of policies, practices and systems to create a more robust governance, compliance and legal structure. The Company has engaged outside counsel to assist it in responding to U.K. and U.S. governmental inquiries.

In June 2010, the Company announced that it had proposed to the board of directors of British Sky Broadcasting Group plc (“BSkyB”), in which the Company currently has an approximate 39% interest, to make a cash offer of 700 pence per share for the BSkyB shares that the Company does not already own. Following the allegations regarding The News of the World, on July 13, 2011, the Company announced that it no longer intended to make an offer for the BSkyB shares that the Company does not already own. As a result of the July 2011 announcement, the Company paid BSkyB a termination fee of approximately $63 million in accordance with a cooperation agreement between the parties.

In July 2011, the Company sold its majority interest in its outdoor advertising businesses in Russia and Romania (“News Outdoor Russia”) for cash consideration of approximately $360 million. In connection with the sale, the Company repaid $32 million of News Outdoor Russia debt.

In October 2011, the Company entered into a definitive agreement to purchase Thomas Nelson, Inc., one of the leading trade publishers in the United States for approximately $200 million. The acquisition, which is expected to close by the end of the calendar year, is subject to regulatory clearances and other customary closing conditions.

RESULTS OF OPERATIONS

Results of Operations—For the three months ended September 30, 2011 versus the three months ended September 30, 2010.

The following table sets forth the Company’s operating results for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.

	For the three months ended September 30,
	2011	2010	% Change
	(in millions, except %)
Revenues	$7,959	$7,426	7%

Operating expenses	(4,753)	(4,543)	5%
Selling, general and administrative	(1,527)	(1,461)	5%
Depreciation and amortization	(294)	(274)	7%
Impairment and restructuring charges	(91)	(7)	* *
Equity earnings of affiliates	121	94	29%
Interest expense, net	(258)	(232)	11%
Interest income	36	26	38%
Other, net	(130)	(10)	* *

Income before income tax expense	1,063	1,019	4%
Income tax expense	(277)	(210)	32%

Net income	786	809	(3)%
Less: Net income attributable to noncontrolling interests	(48)	(34)	41%

Net income attributable to News Corporation stockholders	$738	$775	(5)%

**	not meaningful

Overview—The Company’s revenues increased 7% for the three months ended September 30, 2011, as compared to the corresponding period of fiscal 2011. The increase was primarily due to revenue increases at the Cable Network Programming and Filmed Entertainment segments. The Cable Network Programming segment’s revenues increased primarily due to increases in net affiliate and advertising revenues. The increase at the Filmed Entertainment segment was primarily due to higher licensing and worldwide theatrical revenues as well as the inclusion of revenues from Shine Limited (“Shine”) which was acquired in fiscal 2011. These revenue increases were partially offset by a revenue decrease at the Other segment primarily resulting from the disposals of Myspace and Fox Mobile in fiscal 2011 and News Outdoor Russia in July 2011.

Operating expenses increased 5% for the three months ended September 30, 2011, as compared to the corresponding period of fiscal 2011, primarily due to higher operating expenses at the Filmed Entertainment and Cable Network Programming segments. The increase at the Filmed Entertainment segment primarily reflects the inclusion of operating expenses related to Shine which was acquired in fiscal 2011. The Cable Network Programming segment operating expense increase was primarily due to higher programming costs. These increases were offset by decreased operating expenses at the Other segment resulting from the disposals of Myspace, Fox Mobile and News Outdoor Russia.

Selling, general and administrative expenses increased 5% for the three months ended September 30, 2011 as compared to the corresponding period of fiscal 2011, primarily due to the inclusion of expenses of Shine which was acquired in fiscal 2011 and higher personnel costs. These increases were offset by decreased operating expenses at the Other segment resulting from the disposals of Myspace, Fox Mobile and News Outdoor Russia.

Depreciation and amortization increased 7% for the three months ended September 30, 2011 as compared to the corresponding period of fiscal 2011, primarily due to additional depreciation and amortization from the fiscal 2011 acquisition of Shine at the Filmed Entertainment segment and higher set-top box depreciation at the DBS segment, partially offset by lower depreciation and amortization at the Other segment due to the disposals of Myspace, Fox Mobile and News Outdoor Russia.

Impairment and restructuring charges—During the three months ended September 30, 2011, the Company recorded approximately $91 million of restructuring charges in the unaudited consolidated statements of operations, of which $88 million related to the newspaper businesses. The Company has reorganized portions of the U.K. newspaper business and has recorded a restructuring charge in the first quarter of fiscal 2012 primarily for termination benefits as a result of the shutdown of The News of the World and certain organizational restructurings at other newspapers.

During the three months ended September 30, 2010, the Company recorded approximately $7 million of restructuring charges in the unaudited consolidated statements of operations. The restructuring charges reflect a $5 million charge related to a restructuring program at the international cable channels and a $2 million charge related to additional accretion on facility termination obligations.

Equity earnings of affiliates—Equity earnings of affiliates increased $27 million for the three months ended September 30, 2011, as compared to the corresponding period of fiscal 2011. The increase is primarily due to improved results from Sky Deutschland and BSkyB, partially offset by the absence of a gain recognized by BSkyB in the corresponding period of fiscal 2011 related to a business disposal.

	For the three months ended September 30,
	2011	2010	% Change
	(in millions, except %)
DBS equity affiliates	$123	$103	19%
Cable channel equity affiliates	—	(3)	(100)%
Other equity affiliates	(2)	(6)	(67)%

Total equity earnings of affiliates	$121	$94	29%

Interest expense, net—Interest expense, net increased $26 million for the three months ended September 30, 2011 as compared to the corresponding period of fiscal 2011, primarily due to interest related to the $2.5 billion in senior notes issued in February 2011, partially offset by the fiscal 2011 partial repayment of the $500 million senior debentures due February 2013.

Interest income—Interest income increased $10 million for the three months ended September 30, 2011, respectively, as compared to the corresponding period of fiscal 2011, primarily due to higher cash balances and higher interest rates.

Other, net—

	For the three months ended September 30,
	2011	2010
	(in millions)
Change in fair value of SkyD convertible securities (a)	$(82)	$—
BSkyB termination fee (a)	(63)	—
Other	15	(10)

Total Other, net	$(130)	$(10)

(a)	See Note 6—Investments to the accompanying unaudited consolidated financial statements.

Income tax expense—The effective income tax rate for the three months ended September 30, 2011 was 26% which was lower than the statutory rate of 35%, primarily due to the recognition of tax benefits from the disposition of certain businesses and permanent differences.

The effective income tax rate for the three months ended September 30, 2010 was 21% which was lower than the statutory rate of 35%, primarily due to the resolution of tax matters of approximately $90 million and permanent differences.

Net income—Net income decreased for the three months ended September 30, 2011 as compared to the corresponding period of fiscal 2011, primarily due to higher operating and selling, general and administrative expenses, the BSkyB termination fee and change in fair value of SkyD convertible securities noted above, partially offset by the revenue increase noted above.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased for the three months ended September 30, 2011 as compared to the corresponding period of fiscal 2011, primarily due to higher results at the Company’s majority owned businesses.

Segment Analysis:

The following table sets forth the Company’s revenues and segment operating income for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

	For the three months ended September 30,
	2011	2010	% Change
	(in millions, except %)
Revenues:
Cable Network Programming	$2,120	$1,872	13%
Filmed Entertainment	1,778	1,503	18%
Television	923	851	8%
Direct Broadcast Satellite Television	922	856	8%
Publishing	2,069	2,046	1%
Other	147	298	(51)%

Total revenues	$7,959	$7,426	7%

Segment operating income:
Cable Network Programming	$775	$659	18%
Filmed Entertainment	347	280	24%
Television	133	105	27%
Direct Broadcast Satellite Television	119	82	45%
Publishing	110	178	(38)%
Other	(99)	(156)	(37)%

Total segment operating income	$1,385	$1,148	21%

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

	For the three months ended September 30,
	2011	2010
	(in millions)
Total segment operating income	$1,385	$1,148
Impairment and restructuring charges	(91)	(7)
Equity earnings of affiliates	121	94
Interest expense, net	(258)	(232)
Interest income	36	26
Other, net	(130)	(10)

Income before income tax expense	$1,063	$1,019

Cable Network Programming (27% and 25% of the Company’s consolidated revenues in the first three months of fiscal 2012 and 2011, respectively)

For the three months ended September 30, 2011, revenues at the Cable Network Programming segment increased $248 million, or 13%, as compared to the corresponding period of fiscal 2011 primarily due to higher net affiliate and advertising revenues. For the three months ended September 30, 2011, domestic net affiliate and advertising revenues increased 9% and 13%, respectively, primarily due to increases at FX and FOX News, as well as higher net affiliate revenue at the RSNs. For the three months ended September 30, 2011, international net affiliate and advertising revenues increased 24% and 23%, respectively, primarily due to increases at FIC and STAR.

For the three months ended September 30, 2011, domestic net affiliate revenues increased primarily due to higher average rates per subscriber and a higher number of subscribers. Domestic advertising revenues increased due to higher pricing and ratings at FX and higher pricing at Fox News.

The Company’s international cable operations’ revenues increased for the three months ended September 30, 2011 as compared to the corresponding period of fiscal 2011, primarily due to higher net affiliate and advertising revenues at FIC and STAR. The higher net affiliate revenues resulted primarily from increases in the number of subscribers at FIC and STAR in India. The higher advertising revenues at STAR in India were primarily due to higher pricing across channels due to increased market share and improved ratings, while the strengthening of the advertising markets led to improvements at existing FIC channels in Latin America.

For the three months ended September 30, 2011, operating income at the Cable Network Programming segment increased $116 million, or 18%, as compared to the corresponding period of fiscal 2011, primarily due to the revenue increases noted above. These revenue increases were partially offset by a $132 million increase in expenses for the three months ended September 30, 2011, primarily due to higher sports rights amortization and higher entertainment programming costs.

Filmed Entertainment (22% and 20% of the Company’s consolidated revenues in the first three months of fiscal 2012 and 2011, respectively)

For the three months ended September 30, 2011, revenues at the Filmed Entertainment segment increased $275 million, or 18%, as compared to the corresponding period of fiscal 2011. The revenue increase was primarily due to the inclusion of revenues from Shine which was acquired in fiscal 2011. Also contributing to the increase was the worldwide theatrical success of Rise of the Planet of the Apes, the worldwide home entertainment performances of Rio and X-Men: First Class, the domestic pay television availability of Black Swan and higher licensing revenues from Avatar. The corresponding period in fiscal 2011 included the international pay television availability of Ice Age: Dawn of the Dinosaurs and the worldwide home entertainment success of Percy Jackson and the Olympians: The Lightning Thief.

For the three months ended September 30, 2011, the Filmed Entertainment segment’s operating income increased $67 million, or 24% as compared to the corresponding period of fiscal 2011. The increase in operating income was primarily due to the revenue increases noted above and lower releasing costs, partially offset by the inclusion of amortization expense from Shine which was acquired in fiscal 2011, higher amortization of production costs and higher participation costs.

Television (12% and 11% of the Company’s consolidated revenues in the first three months of fiscal 2012 and 2011, respectively)

For the three months ended September 30, 2011, revenues at the Television segment increased $72 million, or 8%, as compared to the corresponding period of fiscal 2011, primarily due to increased advertising revenues at FOX, higher NFL revenues as well as higher retransmission consent revenues. The increase at FOX was due to the broadcast of the Emmy® Awards during fiscal 2012 and the NFL increase was due to an additional broadcast week and higher pricing. These revenue increases were partially offset by lower political advertising revenues at the television stations owned by the Company due to the 2010 mid-term elections in fiscal 2011.

The Television segment reported an increase in operating income for the three months ended September 30, 2011 of $28 million, or 27%, as compared to the corresponding period of fiscal 2011. The increase was primarily due to the revenue increases noted above and lower entertainment programming costs, partially offset by increased NFL programming and production costs resulting from one additional broadcast week as compared to the corresponding period of fiscal 2011 and increased marketing costs at FOX, in support of the launch of the new series Terra Nova, The New Girl and X-Factor, which premiered during the first quarter of fiscal 2012.

Direct Broadcast Satellite Television (11% and 12% of the Company’s consolidated revenues in the first three months of fiscal 2012 and 2011, respectively)

For the three months ended September 30, 2011, SKY Italia’s revenues increased $66 million, or 8%, as compared to the corresponding period of fiscal 2011, primarily due to favorable foreign exchange fluctuations. Revenue, on a local currency basis, was lower by 2%, as compared to the corresponding period of fiscal 2011 primarily due to the absence of FIFA World Cup revenues in the current quarter. SKY Italia had a net increase of approximately 34,000 subscribers during the first quarter of fiscal year 2012, which increased SKY Italia’s total subscriber base to 5 million at September 30, 2011. The total churn for the three months ended September 30, 2011 was approximately 157,000 subscribers on an average subscriber base of 5 million, as compared to churn of approximately 135,000 subscribers on an average subscriber base of 4.8 million in the corresponding period of fiscal 2011. Subscriber churn for the period represents the number of SKY Italia subscribers whose service was disconnected during the period.

Average revenue per subscriber (“ARPU”) of approximately €40 in the three months ended September 30, 2011 decreased from approximately €43 reported in the corresponding period of fiscal 2011. The decrease in ARPU for the three months ended September 30, 2011 was primarily due to lower average tier mix and the timing of various pricing promotions. SKY Italia calculates ARPU by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue for the period. Average subscribers are calculated for the respective periods by adding the beginning and ending subscribers for the period and dividing by two.

Subscriber acquisition costs per subscriber (“SAC”) of approximately €315 in the first quarter of fiscal 2012 decreased from the first quarter of fiscal 2011, primarily due to lower marketing costs. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross SKY Italia subscribers added during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly by SKY Italia to subscribers and the costs related to installation and acquisition advertising net of any upfront activation fee. SKY Italia excludes the value of equipment capitalized under SKY Italia’s equipment lease program, as well as payments and the value of returned equipment related to disconnected lease program subscribers from subscriber acquisition costs.

For the three months ended September 30, 2011, SKY Italia’s operating income increased $37 million, or 45%, primarily due to favorable foreign exchange fluctuations, lower programming acquisition costs due to the absence of the FIFA World Cup, lower aggregate subscriber acquisition costs noted above and the absence of prior year’s rebranding campaign. During the three months ended September 30, 2011, the weakening of the U.S. dollar against the Euro resulted in an increase in operating income of approximately 13%, as compared to the corresponding period of fiscal 2011.

Publishing (26% and 28% of the Company’s consolidated revenues in the first three months of fiscal 2012 and 2011, respectively)

For the three months ended September 30, 2011, revenues at the Publishing segment increased $23 million, or 1%, as compared to the corresponding period of fiscal 2011, primarily due to increased revenues at the Australian newspapers due to favorable foreign exchange fluctuations and higher advertising and circulation revenues at The Wall Street Journal. Newspaper revenue on a local currency basis in Australia was lower by 7% as compared to the corresponding period of fiscal 2011, primarily due to lower advertising and circulation revenues. In addition, revenues were lower at the U.K. newspapers, principally due to the shutdown of The News of the World in July 2011, and at the integrated marketing services business resulting from lower volume of in-store marketing products. The weakening of the U.S. dollar against local currencies, primarily the Australian dollar, resulted in a revenue increase of approximately $118 million, or 6%, for the three months ended September 30, 2011, as compared to the corresponding period of fiscal 2011.

For the three months ended September 30, 2011, operating income at the Publishing segment decreased $68 million, or 38%, as compared to the corresponding period of fiscal 2011. The decrease in operating income for the three months ended September 30, 2011 was primarily due to the shutdown of The News of the World and lower revenues at the integrated marketing services business and at the Australian newspapers as noted above. The operating income decreases were partially offset by increased operating income at Dow Jones. The weakening of the U.S. dollar against local currencies, primarily the Australian Dollar, resulted in an operating income increase of approximately $11 million, or 6%, for the three months ended September 30, 2011, as compared to the corresponding period of fiscal 2011.

Other (2% and 4% of the Company’s consolidated revenues in the first three months of fiscal 2012 and 2011, respectively)

For the three months ended September 30, 2011, revenues at the Other segment decreased approximately $151 million, or 51%, as compared to the corresponding period of fiscal 2011 primarily due to decreased revenues resulting from the disposals of Myspace and Fox Mobile in fiscal 2011 and News Outdoor Russia in July 2011. The revenue decreases were partially offset by the inclusion of revenues from Wireless Generation which was acquired in fiscal 2011.

Operating results for the three months ended September 30, 2011 improved $57 million, or 37%, as compared to the corresponding period of fiscal 2011, primarily due to the absence of operating losses from Myspace.

Liquidity and Capital Resources

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has a $2.25 billion revolving credit facility, which expires in May 2012, and has access to various film co-production alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of September 30, 2011, the availability under the revolving credit facility was reduced by stand-by letters of credit issued which totaled approximately $74 million. As of September 30, 2011, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television products.

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

Sources and uses of cash

Net cash provided by operating activities for the three months ended September 30, 2011 and 2010 was as follows (in millions):

For the three months ended September 30,	2011	2010
Net cash provided by operating activities	$424	$499

The decrease in net cash provided by operating activities during the three months ended September 30, 2011 as compared to the corresponding period of fiscal 2011 primarily reflects higher sports rights and programming payments and higher interest payments. These decreases were partially offset by higher affiliate receipts at the Cable Network Programming segment and lower tax payments.

Net cash used in investing activities for the three months ended September 30, 2011 and 2010 was as follows (in millions):

For the three months ended September 30,	2011	2010
Net cash used in investing activities	$(93)	$(411)

The decrease in net cash used in investing activities during the three months ended September 30, 2011 as compared to the corresponding period of fiscal 2011 was primarily due to higher cash proceeds from disposals as a result of the disposition of News Outdoor Russia during the three months ended September 30, 2011.

Net cash used in financing activities for the three months ended September 30, 2011 and 2010 was as follows (in millions):

For the three months ended September 30,	2011	2010
Net cash used in financing activities	$(1,315)	$(133)

The increase in net cash used in financing activities for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was primarily due to share repurchases of approximately $1,272 million during the first quarter of fiscal 2012. The Company repurchased 77.2 million shares during the first quarter of fiscal 2012 with no comparable share repurchases in the first quarter of fiscal 2011.

Debt Instruments

	For the three months ended September 30,
	2011	2010
	(in millions)
Borrowings
All other	—	1

Total borrowings	$—	$1

Repayments of borrowings
Bank loans	(32)	(14)
All other	—	(2)

Total repayment of borrowings	$(32)	$(16)

Ratings of the Public Debt

The table below summarizes the Company’s credit ratings as of September 30, 2011.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa 1	Stable
S&P	BBB+	CreditWatch/Negative

Revolving Credit Agreement

In May 2007, NAI entered into a credit agreement (the “Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein (the “Lenders”), Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent. The Credit Agreement provides a $2.25 billion unsecured revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit and has a maturity date of May 2012. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. NAI pays a facility fee of 0.08% regardless of facility usage. NAI pays interest for borrowings at LIBOR plus 0.27% and pays commission fees on letters of credit at 0.27%. NAI pays an additional fee of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. As of September 30, 2011, approximately $74 million in standby letters of credit, for the benefit of third parties, were outstanding.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. Other than as previously disclosed in the accompanying notes to the Company’s unaudited consolidated financial statements, the Company’s commitments have not changed significantly from the disclosures included in the Company’s Form 10-K filed with the SEC on August 15, 2011.

Guarantees

The Company’s guarantees have not changed significantly from disclosures included in the Company’s Form 10-K filed with the SEC on August 15, 2011.

Contingencies

Other than as disclosed in the notes to the accompanying unaudited Consolidated Financial Statements of News Corporation, the Company is party to several purchase and sale arrangements which become exercisable over the next ten years by the Company or the counter-party to the agreement. In the next twelve months, none of these arrangements that become exercisable are material. Purchase arrangements that are exercisable by the counter-party to the agreement, and that are outside the sole control of the Company, are accounted for in accordance with ASC 480-10-S99-3A “Distinguishing Liabilities from Equity.” Accordingly, the fair values of such purchase arrangements are classified in redeemable noncontrolling interests.

As disclosed in the notes to the accompanying unaudited Consolidated Financial Statements of News Corporation, U.K. and U.S. regulators and governmental authorities are conducting investigations after allegations of phone hacking and inappropriate payments to police at our former publication, The News of the World, and other related matters, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is cooperating fully with these investigations. It is possible that these proceedings could damage our reputation and might impair our ability to conduct our business.

The Company is not able to predict the ultimate outcome or cost associated with these investigations. Violations of law may result in civil, administrative or criminal fines or penalties. The Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. At September 30, 2011, the Company has provided for its best estimate of the liability for the claims that have been filed. The Company has announced a process under which parties can pursue claims against the Company, and management believes that it is probable that additional claims will be filed. It is not possible to estimate the liability for such additional claims given the early stage of this matter and the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision for such matters. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could affect the Company’s results of operations and financial condition.

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

During fiscal 2011, the Company recorded an impairment charge for its Digital Media Group which is considered a reporting unit under ASC 350. The Company continues to monitor this reporting unit due to impairment charges recorded in fiscal 2011. Goodwill at risk for future impairment related to this reporting unit totaled $242 million as of September 30, 2011. The Company will continue to monitor its goodwill and intangible assets for possible future impairment.

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

At September 30, 2011, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $129 million (including the Company’s non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $69 million at September 30, 2011.

Interest Rates

The Company’s current financing arrangements and facilities include approximately $15,446 million of outstanding fixed-rate debt and the Credit Agreement, which carries variable interest. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. As of September 30, 2011, substantially all of the Company’s financial instruments with exposure to interest rate risk were denominated in U.S. dollars and had an aggregate fair value of approximately $17,309 million. The potential change in fair market value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $966 million at September 30, 2011.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity affiliates and had an aggregate fair value of approximately $8,935 million as of September 30, 2011. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $8,042 million. Such a hypothetical decrease would result in a before tax decrease in comprehensive income of approximately $17 million, as any changes in fair value of the Company’s equity affiliates are not recognized unless deemed other-than-temporary, as these investments are accounted for under the equity method.

Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk at September 30, 2011 or June 30, 2011 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At September 30, 2011, the Company did not anticipate nonperformance by any of the counterparties.

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 14, 2006, a purported class action lawsuit, captioned Jim Brown v. Brett C. Brewer, et al., was filed against certain former Intermix directors and officers in the United States District Court for the Central District of California. The plaintiff asserted claims for alleged violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9, as well as control person liability under Section 20(a) of the Exchange Act. The plaintiff alleged that certain defendants disseminated false and misleading definitive proxy statements on two occasions: one on December 30, 2003 in connection with the stockholder vote on January 29, 2004 on the election of directors and ratification of financing transactions with certain entities of VantagePoint; and another on August 25, 2005 in connection with the stockholder vote on the FIM Transaction. The complaint named as defendants certain VantagePoint related entities, the former general counsel and the members of the Intermix Board who were incumbent on the dates of the respective proxy statements. Intermix was not named as a defendant, but has certain indemnity obligations to the former officer and director defendants in connection with these claims and allegations. On August 25, 2006, plaintiff amended his complaint to add certain investment banks (the “Investment Banks”) as defendants. Intermix has certain indemnity obligations to the Investment Banks as well. Plaintiff amended his complaint again on September 27, 2006, which defendants moved to dismiss. On February 9, 2007, the case was transferred to Judge George H. King, the judge assigned to the LeBoyer action, on the grounds that it raises substantially related questions of law and fact as LeBoyer, and would entail substantial duplication of labor if heard by different judges. On June 11, 2007, Judge King ordered the Brown case be consolidated with the LeBoyer action, ordered plaintiffs’ counsel to file a consolidated first amended complaint, and further ordered the parties to file a joint brief on defendants’ contemplated motion to dismiss the consolidated first amended complaint. On July 11, 2007, plaintiffs filed the consolidated first amended complaint, which defendants moved to dismiss. By order dated January 17, 2008, Judge King granted defendants’ motion to dismiss the 2003 proxy claims (concerning VantagePoint transactions) and the 2005 proxy claims (concerning the FIM Transaction), as well as a claim against the VantagePoint entities alleging unjust enrichment. The court found it unnecessary to rule on dismissal of the remaining claims, which are related to the 2005 FIM Transaction, because the dismissal disposed of those claims. On February 8, 2008, plaintiffs filed a consolidated second amended complaint, which defendants moved to dismiss on February 28, 2008. By order dated July 15, 2008, the court granted in part and denied in part defendants’ motion to dismiss. The 2003 claims and the claims against the Investment Banks were dismissed with prejudice. The Section 14(a), Section 20(a) and the breach of fiduciary duty claims related to the FIM Transaction remain against the officer and director defendants and the VantagePoint defendants. On November 14, 2008, plaintiff filed a motion for class certification to which defendants filed their opposition on January 14, 2009. On June 22, 2009, the court granted plaintiff’s motion for class certification, certifying a class of all holders of Intermix common stock from July 18, 2005 through consummation of the FIM Transaction, who were allegedly harmed by defendants’ improper conduct as set forth in the complaint. The parties have completed fact and expert discovery. On June 17, 2010, the court granted in part and denied in part defendants’ summary judgment motion filed on October 19, 2009. Specifically, the court denied plaintiff’s motion for summary adjudication of a factual issue and denied defendants’ motion to exclude plaintiff’s damages expert, which was filed on November 30, 2009. In the court’s June 17 order, the court found that plaintiff could not proceed on any fiduciary duty claim based upon alleged violations of the duty of care, but found material issues of fact prohibiting summary judgment on alleged violations of fiduciary duty of loyalty. On plaintiff’s Section 14(a) claim, the court found material issues of fact that prohibited summary judgment on the entire claim, but granted defendants’ motion as to certain purported omissions, finding the allegedly omitted information immaterial. Further, the court granted defendants’ motion as to two damage theories for the Section 14(a) claim, finding benefit of the bargain damages not viable and lost opportunity damages too speculative, and permitting plaintiff to proceed only based upon a theory of out-of-pocket damages. No trial date was set. On October 21, 2010, the parties agreed to a settlement of the action, which is subject to approval by the court. A formal stipulation of settlement was submitted to the court for its approval on December 28, 2010. Accordingly, the Company has recognized the terms of this settlement, which was not material to the Company, in its results of operations. On February 18, 2011, the court granted preliminary approval of the settlement. Plaintiff’s counsel supervised notice of the settlement to the class. The notice provided class members with an opportunity to object. Two shareholders filed objections to the settlement with the court in April 2011. Both objectors had counsel appear on their behalf at a hearing on May 16, 2011 where the court considered plaintiff’s motion for final approval of the settlement and plaintiff’s counsel’s motion for attorneys’ fees, which will come out of the settlement funds. At the hearing, the court did not rule on the motions and instead ordered that plaintiff, objector Trafelet & Co., and defendants submit joint briefing with respect to certain of Trafelet’s objections. The joint brief was filed on June 10, 2011. The joint brief narrowed the objections to allocation of the settlement amount and sufficiency of the notice as it pertains to how the settlement funds will be allocated. The joint brief contained no objection to the settlement itself. On September 29, 2011, the court entered an order rejecting the settlement in so far as the court found that the proposed plan of allocation was not fair, adequate and reasonable because certain members of the certified class are releasing their claims under the settlement, but under the proposed plan, they will not be receiving any of the settlement proceeds. The court ordered the parties to submit a new plan of allocation within 30 days and stated that it will issue appropriate orders after reviewing the new plan. The court order has no effect on the settlement amount.

Shareholder Litigation

On March 16, 2011, a complaint seeking to compel the inspection of the Company’s books and records pursuant to 8 Del. C. § 220, captioned Central Laborers Pension Fund v. News Corporation, was filed in the Delaware Court of Chancery. The plaintiff requested the Company’s books and records to investigate alleged possible breaches of fiduciary duty by the directors of the Company in connection with the Company’s purchase of Shine (the “Shine Transaction”). The Company moved to dismiss the action, and briefing on the Company’s motion to dismiss has been completed. An oral argument on the Company’s motion to dismiss took place August 11, 2011.

Also on March 16, 2011, two purported shareholders of the Company, one of which was Central Laborers Pension Fund, filed a derivative action in the Delaware Court of Chancery, captioned The Amalgamated Bank v. Murdoch, et al. (the “Amalgamated Bank Litigation”). The plaintiffs alleged that both the directors of the Company and Rupert Murdoch as a “controlling shareholder” breached their fiduciary duties in connection with the Shine Transaction. The suit named as defendants all directors of the Company, and named the Company as a nominal defendant. Similar claims against the same group of defendants were filed in the Delaware Court of

Chancery by a purported shareholder of the Company, New Orleans Employees’ Retirement System, on March 25, 2011 (the “New Orleans Employees’ Retirement Litigation”). Both the Amalgamated Bank Litigation and the New Orleans Employees’ Retirement Litigation were consolidated on April 6, 2011 (the “Consolidated Action”), with The Amalgamated Bank’s complaint serving as the operative complaint. The Consolidated Action was captioned In re News Corp. Shareholder Derivative Litigation. On April 9, 2011, the court entered a scheduling order governing the filing of an amended complaint and briefing on potential motions to dismiss.

Thereafter, the plaintiffs in the Consolidated Action filed a Verified Consolidated Shareholder Derivative and Class Action Complaint (the “Consolidated Complaint”) on May 13, 2011, seeking declaratory relief and damages. The Consolidated Complaint largely restated the claims in The Amalgamated Bank’s initial complaint and also raised a direct claim on behalf of a purported class of Company shareholders relating to the possible addition of Elisabeth Murdoch to the Company’s Board. The defendants filed opening briefs in support of motions to dismiss the Consolidated Complaint on June 10, 2011, as contemplated by the court’s scheduling order. On July 8, 2011, the plaintiffs filed a Verified Amended Consolidated Shareholder Derivative and Class Action Complaint (the “Amended Complaint”). In addition to the claims that were previously raised in the Consolidated Complaint, the Amended Complaint brought claims relating to the alleged acts of voicemail interception at The News of the World (the “NoW Matter”). Specifically, the plaintiffs claimed in the Amended Complaint that the directors of the Company failed in their duty of oversight regarding the NoW Matter.

On September 29, 2011, the plaintiffs filed a Verified Second Amended Consolidated Shareholder Derivative and Class Action Complaint (“Second Amended Complaint”). In the Second Amended Complaint, the plaintiffs removed their claims involving the possible addition of Elisabeth Murdoch to the Company’s Board, added some factual allegations to support their remaining claims and added a claim seeking to enjoin a buyback of Common B shares to the extent it would result in a change of control. The Second Amended Complaint seeks declaratory relief, an injunction preventing the buyback of Class B shares, damages, pre- and post-judgment interest, fees and costs.

The court has entered a renewed scheduling order whereby the defendants are scheduled to move to dismiss the Second Amended Complaint, and file opening briefs in support of such motions, by November 14, 2011.

On July 15, 2011, another purported stockholder of the Company filed a derivative action captioned Massachusetts Laborers’ Pension & Annuity Funds v. Murdoch, et al., in the Delaware Court of Chancery (the “Mass. Laborers Litigation”). The complaint names as defendants the directors of the Company and the Company as a nominal defendant. The plaintiffs’ claims are substantially similar to those raised by the Amended Complaint in the Consolidated Action. Specifically, the plaintiff alleged that the directors of the Company have breached their fiduciary duties by, among other things, approving the Shine Transaction and for failing to exercise proper oversight in connection with the NoW Matter. The plaintiff also brought a breach of fiduciary duty claim against Rupert Murdoch as “controlling shareholder,” and a waste claim against the directors of the Company. The action seeks as relief damages, injunctive relief, fees and costs. On July 25, 2011, the plaintiffs in the Consolidated Action requested that the court consolidate the Mass. Laborers Litigation into the Consolidated Action. On August 24, 2011, the Mass. Laborers Litigation was consolidated with the Consolidated Action.

On July 18, 2011, a purported shareholder of the Company filed a derivative action captioned Shields v. Murdoch, et al. (“Shields Litigation”), in the United States District Court for the Southern District of New York. The plaintiff alleged violations of Section 14(a) of the Securities Exchange Act, as well as state law claims for breach of fiduciary duty, gross mismanagement, waste, abuse of control and contribution/indemnification arising from, and in connection with, the NoW Matter. The complaint names the directors of the Company as defendants and names the Company as a nominal defendant, and seeks damages and costs. On August 4, 2011, the plaintiff filed an amended complaint. The plaintiff seeks compensatory damages, an order declaring the October 15, 2010 shareholder vote on the election of the Company’s directors void; an order setting an emergency shareholder vote date for election of new directors; an order requiring the Company to take certain specified corporate governance actions; and an order (i) putting forward a shareholder vote resolution for amendments to the Company’s Article of Incorporation and (ii) taking such other action as may be necessary to place before shareholders for a vote on corporate governance policies that: (a) appoint a non-executive Chair of the Board who is not related to the Murdoch family or extended family; (b) appoint an independent Chair of the Board’s Audit Committee; (c) appoint at least three independent directors to the Governance and Nominating Committees; (d) strengthen the Board’s supervision of financial reporting processes and implement procedures for greater shareholder input into the policies and guidelines of the Board; and (e) appropriately test and strengthen the internal and audit control functions.

On July 19, 2011, a purported class action lawsuit captioned Wilder v. News Corp., et al. (“Wilder Litigation”), was filed on behalf of all purchasers of the Company’s common stock between March 3, 2011 and July 11, 2011, in the United States District Court for the Southern District of New York. The plaintiff brought claims under Section 10(b) and Section 20(a) of the Securities Exchange Act, alleging that false and misleading statements were issued regarding the NoW Matter. The suit names as defendants the Company, Rupert Murdoch, James Murdoch and Rebekah Brooks, and seeks compensatory damages, rescission for damages sustained, and costs.

On July 22, 2011, a purported shareholder of the Company filed a derivative action captioned Stricklin v. Murdoch, et al. (“Stricklin Litigation”), in the United States District Court for the Southern District of New York. The plaintiff brought claims for breach of fiduciary duty, gross mismanagement, and waste of corporate assets in connection with, among other things, (i) the NoW Matter; (ii) News America’s purported payments to settle allegations of anti-competitive behavior; and (iii) the Shine Transaction. The action names as defendants the Company, Les Hinton, Rebekah Brooks, Paul Carlucci and the directors of the Company. On August 3, 2011, the plaintiff served a motion for expedited discovery and to appoint a conservator over the Company, which defendants objected to. The motion has not been formally calendared and there is no briefing schedule yet. On August 16, 2011, the plaintiffs filed an amended complaint. The plaintiff seeks various forms of relief including compensatory damages, injunctive relief, disgorgement, the award of voting rights to Class A shareholders, the appointment of a conservator over the Company to oversee the Company’s responses to investigations and litigation related to the NoW Matter, fees and costs.

On August 10, 2011, a purported shareholder of the Company filed a derivative action captioned Iron Workers Mid-South Pension Fund v. Murdoch, et. al. (“Iron Workers Litigation”), in the United States District Court for the Southern District of New York. The plaintiff brought claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment and alleged violations of Section 14(a) of the Securities Exchange Act in connection with the NoW Matter. The action names as defendants the Company, Les Hinton, Rebekah Brooks and the directors of the Company. The plaintiff seeks various forms of relief including compensatory damages, voiding the election of the director defendants, an order requiring the Company to take certain specified corporate governance actions, injunctive relief, restitution, fees and costs.

The Wilder Litigation, the Stricklin Litigation and the Iron Workers Litigation are all now before the judge in the Shields Litigation.

The Company and its Board of Directors believe these shareholder claims are entirely without merit, and intend to vigorously defend these actions.

The News of the World Investigations and Litigation

U.K. and U.S. regulators and governmental authorities are conducting investigations after allegations of phone hacking and inappropriate payments to police at our former publication, The News of the World, and other related matters, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is cooperating fully with these investigations. It is possible that these proceedings could damage our reputation and might impair our ability to conduct our business.

The Company is not able to predict the ultimate outcome or cost associated with these investigations. Violations of law may result in civil, administrative or criminal fines or penalties. The Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. As of September 30, 2011, the Company has provided for its best estimate of the liability for the claims that have been filed. The Company has announced a process under which parties can pursue claims against the Company, and management believes that it is probable that additional claims will be filed. It is not possible to estimate the liability for such additional claims given the early stage of this matter and the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision for such matters. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could affect the Company’s results of operations and financial condition.

HarperCollins

Commencing on August 9, 2011, twenty-three purported consumer class actions have been filed in the U.S. District Courts for the Southern District of New York and for the Northern District of California, which relate to the decisions by certain publishers, including HarperCollins Publishers L.L.C. (“HarperCollins”), to begin selling their eBooks pursuant to an agency relationship. While the complaints contain some substantive differences, the cases are similar and all involve allegations that certain named defendants in the book publishing and distribution industry, including HarperCollins, violated the antitrust and unfair competition laws by virtue of the switch to the agency model for eBooks. The actions seek as relief treble damages, injunctive relief and attorneys’ fees. The defendants have filed a motion with the Judicial Panel on Multidistrict Litigation to transfer and consolidate these various class actions in the Southern District of New York. That motion to transfer and consolidate is scheduled to be heard by the Judicial Panel on Multidistrict Litigation on December 1, 2011.

In addition, certain federal and state agencies in the United States and governmental competition agencies in the United Kingdom and European Union are conducting investigations into the same alleged conduct by certain publishers, including HarperCollins. HarperCollins currently is cooperating with these investigations.

While it is not possible to predict with any degree of certainty the ultimate outcome of the class actions and investigations, especially given their early stages, HarperCollins believes it was compliant with applicable antitrust and competition laws and intends to defend itself vigorously.

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

U.K. and U.S. regulators and governmental authorities are conducting investigations after allegations of phone hacking and inappropriate payments to police at our former publication, The News of the World, and other related matters, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is cooperating fully with these investigations.

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

In June 2005, the Company announced a stock repurchase program under which the Company is authorized to acquire from time to time up to an aggregate of $3 billion in Class A Common Stock and Class B Common Stock. In May 2006, the Company announced that the Board increased the total amount of the stock repurchase program to $6 billion. In July 2011, the Company announced that the Board had authorized increasing the total amount of the stock repurchase program remaining by approximately $3.2 billion to $5 billion. The remaining authorized amount under the Company’s stock repurchase program at September 30, 2011, excluding commissions, was approximately $3.7 billion.

Below is a summary of the Company’s purchases of its Class A Common Stock during the three months ended September 30, 2011:

	Total Number of Shares Purchased	Average Price per Share	Total Cost of Purchase
			(in millions)
Common Stock—July Class A	—	$—	$—
Common Stock—August Class A	35,210,000	16.53	582
Common Stock—September Class A	42,000,000	16.43	690

Total	77,210,000		$1,272

The Company did not purchase any of its Class B Common Stock during the three months ended September 30, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits.

10.1	Form of Performance Stock Unit Agreement Settled in Stock-Settled Performance Stock Units.*

12.1	Ratio of Earnings to Fixed Charges.*

18.1	Preferability Letter Issued by Ernst & Young LLP regarding a change in accounting principle.*

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010; (ii) Consolidated Balance Sheets at September 30, 2011 (unaudited) and June 30, 2011 (audited); (iii) Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and 2010; and (iv) Notes to the Unaudited Consolidated Financial Statements.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ David F. DeVoe
David F. DeVoe Senior Executive Vice President and Chief Financial Officer

Date:    November 3, 2011