Form 10-Q
period 2011-12-31
NEWS CORP
filed 2012-02-09
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2011

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

NEWS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

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

As of February 3, 2012, 1,675,542,925 shares of Class A Common Stock, par value $0.01 per share, and 798,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	For the three months ended December 31,		For the six months ended December 31,
	2011	2010	2011	2010
Revenues	$8,975	$8,761	$16,934	$16,187

Operating expenses	(5,583)	(5,605)	(10,336)	(10,148)
Selling, general and administrative	(1,614)	(1,589)	(3,141)	(3,050)
Depreciation and amortization	(281)	(280)	(575)	(554)
Impairment and restructuring charges	(36)	(275)	(127)	(282)
Equity earnings of affiliates	142	67	263	161
Interest expense, net	(257)	(230)	(515)	(462)
Interest income	29	28	65	54
Other, net	125	(12)	(5)	(22)

Income before income tax expense	1,500	865	2,563	1,884
Income tax expense	(373)	(190)	(650)	(400)

Net income	1,127	675	1,913	1,484
Less: Net income attributable to noncontrolling interests	(70)	(33)	(118)	(67)

Net income attributable to News Corporation stockholders	$1,057	$642	$1,795	$1,417

Weighted average shares:
Basic	2,508	2,625	2,557	2,624
Diluted	2,515	2,628	2,563	2,627

Net income attributable to News Corporation stockholders per share:
Basic	$0.42	$0.24	$0.70	$0.54
Diluted	$0.42	$0.24	$0.70	$0.54

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	At December 31, 2011	At June 30, 2011
	(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents	$9,432	$12,680
Receivables, net	7,151	6,330
Inventories, net	2,872	2,332
Other	669	442

Total current assets	20,124	21,784

Non-current assets:
Receivables	412	350
Investments	4,499	4,867
Inventories, net	4,594	4,198
Property, plant and equipment, net	5,940	6,542
Intangible assets, net	8,277	8,587
Goodwill	15,018	14,697
Other non-current assets	1,072	955

Total assets	$59,936	$61,980

Liabilities and Equity:
Current liabilities:
Borrowings	$—	$32
Accounts payable, accrued expenses and other current liabilities	5,344	5,773
Participations, residuals and royalties payable	1,784	1,511
Program rights payable	1,316	1,298
Deferred revenue	958	957

Total current liabilities	9,402	9,571

Non-current liabilities:
Borrowings	15,454	15,463
Other liabilities	2,973	2,908
Deferred income taxes	3,571	3,712
Redeemable noncontrolling interests	587	242
Commitments and contingencies

Equity:
Class A common stock (1)	17	18
Class B common stock (2)	8	8
Additional paid-in capital	16,701	17,435
Retained earnings and accumulated other comprehensive income	10,728	12,045

Total News Corporation stockholders’ equity	27,454	29,506
Noncontrolling interests	495	578

Total equity	27,949	30,084

Total liabilities and equity	$59,936	$61,980

(1)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,683,805,907 shares and 1,828,315,242 shares issued and outstanding, net of 1,776,521,027 and 1,776,534,202 treasury shares at par at December 31, 2011 and June 30, 2011, respectively.

(2)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 313,721,702 treasury shares at par at December 31, 2011 and June 30, 2011, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the six months ended December 31,
	2011	2010
Operating activities:
Net income	$1,913	$1,484
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	575	554
Amortization of cable distribution investments	47	48
Equity earnings of affiliates	(263)	(161)
Cash distributions received from affiliates	253	161
Impairment charges	—	168
Other, net	5	22
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(1,202)	(715)
Inventories, net	(758)	(906)
Accounts payable and other liabilities	26	(2)

Net cash provided by operating activities	596	653

Investing activities:
Property, plant and equipment, net of acquisitions	(485)	(555)
Acquisitions, net of cash acquired	(488)	(31)
Investments in equity affiliates	(37)	(256)
Other investments	(158)	(23)
Proceeds from dispositions	321	109

Net cash used in investing activities	(847)	(756)

Financing activities:
Borrowings	—	12
Repayment of borrowings	(32)	(29)
Issuance of shares	15	—
Repurchase of shares	(2,477)	—
Dividends paid	(305)	(245)
Purchase of subsidiary shares from noncontrolling interests	—	(104)
Sale of subsidiary shares to noncontrolling interests	—	50

Net cash used in financing activities	(2,799)	(316)

Net decrease in cash and cash equivalents	(3,050)	(419)
Cash and cash equivalents, beginning of period	12,680	8,709
Exchange movement on opening cash balance	(198)	166

Cash and cash equivalents, end of period	$9,432	$8,456

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

The Company has an unconsolidated investment in a variable interest entity (“VIE”) and the Company’s aggregate risk of loss related to this unconsolidated VIE was approximately $480 million and $544 million as of December 31, 2011 and June 30, 2011, respectively, which consisted of debt and equity securities and a loan and was included in Investments in the consolidated balance sheets. In addition, the Company has agreed to backstop approximately $395 million of financing measures that are being initiated by this VIE and has also agreed to provide an additional loan to this VIE of approximately $70 million. These amounts have not been requested yet by this VIE.

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

The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2012 includes 52 weeks, while fiscal 2011 included 53 weeks with the 53rd week falling in the fourth fiscal quarter. All references to December 31, 2011 and December 31, 2010 relate to the three and six month periods ended January 1, 2012 and December 26, 2010, respectively. For convenience purposes, the Company continues to date its financial statements as of December 31.

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

Issued

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 amended ASC 820, “Fair Value Measurement” (“ASC 820”), to converge the fair value measurement guidance in GAAP and International Financial Reporting Standards (IFRSs). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. In addition, ASU 2011-04 requires additional fair value disclosures. The amendments are to be applied prospectively and were effective for the Company beginning January 1, 2012. The adoption of ASU 2011-04 is not intended to result in a change in the application of the current requirements, but will impact financial statement disclosures.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), to defer the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both other comprehensive income and net income on the face of the financial statements. ASU 2011-12 requires companies to continue to present amounts reclassified out of AOCI on the face of the financial statements or disclose them in the notes to the financial statements. These provisions are effective for the Company beginning July 1, 2012 and will be applied retrospectively. The Company does not expect the adoption of this standard will have a significant impact on its consolidated financial statements as it will only impact presentation.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”), which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2011-08 is effective for the Company for annual and interim goodwill impairment tests performed beginning July 1, 2012, however, early adoption is permitted. The Company is currently evaluating the impact ASU 2011-08 will have on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-09, “Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan” (“ASU 2011-09”). ASU 2011-09 requires enhanced qualitative and quantitative disclosures about an employer’s participation in multiemployer pension plans, including additional information about the plans, the level of an employer’s participation in the plans and the financial health of significant plans. ASU 2011-09 is effective for the Company beginning April 1, 2012. The Company is currently evaluating the impact ASU 2011-09 will have on its consolidated financial statements.

Note 2—Acquisitions, Disposals and Other Transactions

Fiscal 2012

Acquisitions

In October 2011, the Company entered into an agreement to acquire Thomas Nelson, Inc., one of the leading trade publishers in the United States, for approximately $200 million. The acquisition is subject to regulatory clearances and other customary closing conditions.

In December 2011, the Company acquired a 67% equity interest in Fox Pan American Sports LLC (“FPAS”) for approximately $400 million. The Company previously owned (i) an approximate 33% equity interest in FPAS, an international sports programming and production entity, which owns and operates Fox Sports Latin America network, a Spanish and Portuguese-language sports network distributed to subscribers in certain Caribbean and Central and South American nations, and (ii) partially through its ownership in FPAS, a 53% interest in Fox Deportes, a Spanish-language sports programming service distributed in the United States. As a result of this transaction, the Company now owns 100% of FPAS and Fox Deportes. Accordingly, the results of FPAS are included in the Company’s consolidated results of operations beginning in December 2011.

The FPAS acquisition was accounted for in accordance with ASC 805, “Business Combinations” (“ASC 805”), which requires an acquirer to remeasure its previously held equity interest in an acquiree at its acquisition date fair value and recognize the resulting gain or loss in earnings. The carrying amount of the Company’s previously held equity interest in FPAS was revalued to fair value at the acquisition date, resulting in a non-taxable gain of approximately $158 million which was included in Other, net in the unaudited consolidated statements of operations for the three and six months ended December 31, 2011. In accordance with ASC 350, “Intangibles-Goodwill and Other” (“ASC 350”), the excess purchase price preliminarily allocated to goodwill will not be amortized for the FPAS acquisition. The amount allocated to goodwill is subject to change pending the completion of final valuations of certain assets and liabilities. A future reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets could reduce future earnings as a result of additional amortization.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Disposition

In July 2011, the Company sold its majority interest in its outdoor advertising businesses in Russia and Romania (“News Outdoor Russia”) for cash consideration of approximately $360 million. In connection with the sale, the Company repaid $32 million of News Outdoor Russia debt. (See Note 9—Borrowings) The Company recorded a gain related to the sale of this business, which was included in Other, net in the unaudited consolidated statements of operations for the six months ended December 31, 2011. The gain on the sale and the net income, assets, liabilities and cash flow attributable to the News Outdoor Russia operations were not material to the Company in any of the periods presented and, accordingly, have not been presented separately.

Other

In July 2011, the Company announced that it would close its publication, The News of the World, after allegations of phone hacking and payments to police. As a result of management’s approval of the shutdown of The News of the World, the Company has reorganized portions of the U.K. newspaper business and has recorded restructuring charges in fiscal 2012 primarily for termination benefits and certain organizational restructuring at the U.K. newspapers. (See Note 4—Restructuring Programs) The Company is subject to several ongoing investigations by U.K. and U.S. regulators and governmental authorities, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is fully cooperating with these investigations. In addition, the Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. The Company has taken steps to solve the problems relating to The News of the World including the creation of an independently-chaired Management & Standards Committee (the “MSC”), which operates independently from News International Group Limited (“News International”) and has full authority to ensure complete cooperation with all relevant investigations and inquiries into The News of the World matters and all other related issues across News International. The MSC will also conduct its own internal investigation where appropriate. The MSC has an independent Chairman, Lord Grabiner QC, and reports directly to Joel Klein, Executive Vice President and a director of the Company. Mr. Klein reports to the independent members of the Board of Directors (the “Board”) through their representative Viet Dinh, an independent director and Chairman of the Company’s Nominating and Corporate Governance Committee. The independent directors of the Board have retained independent outside counsel and are actively engaged in these matters. The MSC is conducting an internal investigation of the three other titles at News International and has engaged independent outside counsel to advise it on these investigations and all other matters it handles. News International announced that it would implement new compliance, ethics and governance procedures that it hopes will become a standard for the industry. The MSC has hired a leading law firm to recommend a series of policies, practices and systems to create a more robust governance, compliance and legal structure. The Company has also engaged independent outside counsel to assist it in responding to U.S. governmental inquiries. (See Note 14—Contingencies for a summary of the costs of The News of the World Investigations and Litigation.)

The Company is actively marketing its former U.K. newspaper division headquarters located in East London, which it relocated from in August 2010. As of December 31, 2011, the estimated selling price, less the cost to sell this facility, was in excess of its book value. This asset held for sale, which is not material to the Company, has been reclassified from Property, plant and equipment, net to Other current assets as of December 31, 2011 and is no longer being depreciated. The Company expects to complete a sale of this facility within one year.

In fiscal 2012, the Company entered into an asset acquisition agreement with a third party in exchange for a noncontrolling ownership interest in one of the Company’s majority-owned Regional Sports Networks (“RSN”). The noncontrolling shareholder has a put option related to its ownership interest that is exercisable beginning in fiscal 2015. Since redemption of the noncontrolling interest is outside of the control of the Company, the

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Company has accounted for this put option in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99-3A”), and has recorded the put option at its fair value as a redeemable noncontrolling interest in the consolidated balance sheets as of December 31, 2011.

Fiscal 2011

During the first quarter of fiscal 2011, the Company acquired an additional interest in Asianet Communications Limited (“Asianet”), an Asian general entertainment television joint venture, for approximately $92 million in cash. As a result of this transaction, the Company increased its interest in Asianet to 75% from the 51% it owned at June 30, 2010.

In November 2010, the Company formed a joint venture with China Media Capital (“CMC”), a media fund in China, to explore new growth opportunities. The Company transferred the equity and related assets of its STAR China business along with the Fortune Star Chinese movie library with a combined market value of approximately $140 million and CMC paid cash of approximately $74 million to the Company. Following this transaction, CMC holds a 53% controlling stake in the joint venture and the Company holds a 47% stake. The Company’s interest in the joint venture was recorded at fair value of $66 million, which was determined using a discounted cash flow valuation method and is now accounted for under the equity method of accounting. The Company recorded a gain on this transaction which was included in Other, net in the consolidated statements of operations. (See Note 17—Additional Financial Information)

In December 2010, the Company disposed of the Fox Mobile Group (“Fox Mobile”) and recorded a loss on the disposition which was included in Other, net in the consolidated statements of operations. (See Note 17—Additional Financial Information) The net income, assets, liabilities and cash flow attributable to the Fox Mobile operations were not material to the Company in any of the periods presented and, accordingly, have not been presented separately.

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

The aforementioned acquisitions were accounted for in accordance with ASC 805. In accordance with ASC 350 the excess purchase price that has been allocated or has been preliminarily allocated to goodwill is not being amortized for all of the acquisitions noted above. Where the allocation of the excess purchase price is not final, the amount allocated to goodwill is subject to change upon completion of final valuations of certain assets and liabilities. A future reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets could reduce future earnings as a result of additional amortization.

In June 2011, the Company transferred the equity and related assets of Myspace to a digital media company in exchange for an equity interest in the acquirer. As a result of this transaction, the Company’s interest in the acquirer, which is not material, was recorded at fair value and is now accounted for under the cost method of

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

accounting. The loss on this transaction was approximately $254 million, net of tax of $61 million, or ($0.10) per diluted share and was included in Loss on disposition of discontinued operations, net of tax in the consolidated statements of operations for the fiscal year ended June 30, 2011. The assets, liabilities and cash flow attributable to the Myspace operations were not material to the Company in any of the periods presented and, accordingly, have not been presented separately. Revenues attributable to Myspace for the three and six months ended December 31, 2010 were $32 million and $80 million, respectively. Operating losses attributable to Myspace for the three and six months ended December 31, 2010 were $69 million and $118 million, respectively.

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

The Company has receivables with original maturities greater than one year in duration principally related to the Company’s sale of program rights in the television syndication markets within the Filmed Entertainment segment. Allowances for credit losses are established against these non-current receivables as necessary. As of December 31, 2011 and June 30, 2011, these allowances were not material.

Receivables, net consisted of:

	At December 31, 2011	At June 30, 2011
	(in millions)
Total receivables	$8,816	$7,779
Allowances for returns and doubtful accounts	(1,253)	(1,099)

Total receivables, net	7,563	6,680
Less: current receivables, net	(7,151)	(6,330)

Non-current receivables, net	$412	$350

Note 4—Restructuring Programs

The Company recorded restructuring charges of $36 million and $127 million in the three and six months ended December 31, 2011, respectively, of which $32 million and $120 million, respectively, related to the newspaper businesses. The Company has reorganized portions of the newspaper businesses and has recorded restructuring charges primarily for termination benefits as a result of the shutdown of The News of the World and certain organizational restructurings at other newspapers.

In fiscal 2011, the Company recorded restructuring charges of approximately $145 million, of which $107 million and $114 million were recorded during the three and six months ended December 31, 2010, respectively. The fiscal 2011 restructuring charges primarily consisted of a $115 million charge related to the Company’s digital media properties and $25 million related to termination benefits recorded at the newspaper businesses. The charges at the Company’s digital media properties were a result of an organizational restructuring to align resources more closely with business priorities and consisted of facility related costs of $95 million, termination benefits of $18 million and other associated costs of $2 million.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to record an additional $76 million of restructuring charges, principally related to accretion on facility termination obligations through fiscal 2021 and additional termination benefits related to the newspaper businesses. At December 31, 2011, restructuring liabilities of approximately $93 million and $161 million were included in the consolidated balance sheets in other current liabilities and other liabilities, respectively. Amounts included in other liabilities primarily relate to facility termination obligations, which are expected to be paid through fiscal 2021.

Changes in the program liabilities were as follows:

	For the three months ended December 31, 2011				For the three months ended December 31, 2010
	One time termination benefits	Facility related costs	Other costs	Total	One time termination benefits	Facility related costs	Other costs	Total
	(in millions)				(in millions)
Beginning of period	$74	$201	$1	$276	$18	$149	$6	$173
Additions	28	3	5	36	17	88	2	107
Payments	(43)	(8)	(2)	(53)	(5)	(8)	—	(13)
Other	—	(1)	(4)	(5)	(1)	—	(1)	(2)

End of period	$59	$195	$—	$254	$29	$229	$7	$265

	For the six months ended December 31, 2011				For the six months ended December 31, 2010
	One time termination benefits	Facility related costs	Other costs	Total	One time termination benefits	Facility related costs	Other costs	Total
	(in millions)				(in millions)
Beginning of period	$27	$207	$—	$234	$32	$154	$6	$192
Additions	102	6	19	127	22	90	2	114
Payments	(65)	(18)	(12)	(95)	(25)	(15)	—	(40)
Other	(5)	—	(7)	(12)	—	—	(1)	(1)

End of period	$59	$195	$—	$254	$29	$229	$7	$265

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Inventories, net

The Company’s inventories were comprised of the following:

	At December 31, 2011	At June 30, 2011
	(in millions)
Programming rights	$4,337	$3,512
Books, DVDs, Blu-rays, paper and other merchandise	391	373
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	759	755
Completed, not released	10	31
In production	810	784
In development or preproduction	138	98

	1,717	1,668

Television productions:
Released (including acquired libraries)	561	617
In production	459	356
In development or preproduction	1	4

	1,021	977

Total filmed entertainment costs, less accumulated amortization (a)	2,738	2,645

Total inventories, net	7,466	6,530
Less: current portion of inventory, net (b)	(2,872)	(2,332)

Total noncurrent inventories, net	$4,594	$4,198

(a)

Does not include $413 million and $428 million of net intangible film library costs as of December 31, 2011 and June 30, 2011, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheets.

(b)	Current inventory as of December 31, 2011 and June 30, 2011 was comprised of programming rights ($2,515 million and $1,995 million, respectively), books, DVDs, Blu-rays, paper and other merchandise.

Note 6—Investments

The Company’s investments were comprised of the following:

		Ownership Percentage	At December 31, 2011	At June 30, 2011
			(in millions)
Equity method investments:
British Sky Broadcasting Group plc (a)	U.K. DBS operator	39%	$1,568	$1,532
NDS	Digital technology company	49%	440	423
Sky Network Television Ltd. (a)	New Zealand media company	44%	378	424
Sky Deutschland AG (a)	German pay-TV operator	49.9%	190	304
Other equity method investments		various	1,061	1,107
Fair value of available-for-sale investments		various	416	652
Other investments		various	446	425

			$4,499	$4,867

(a)

The market value of the Company’s investment in British Sky Broadcasting Group plc (“BSkyB”), Sky Deutschland AG (“Sky Deutschland”) and Sky Network Television Ltd., was $7,757 million, $644 million and $700 million at December 31, 2011, respectively.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	At December 31, 2011	At June 30, 2011
	(in millions)
Cost basis of available-for-sale investments	$270	$269
Accumulated gross unrealized gain	146	383

Fair value of available-for-sale investments	$416	$652

Net deferred tax liability (a)	$58	$132

(a)	The net deferred tax liability includes $68 million and $113 million related to unrealized gains recorded in comprehensive income as of December 31, 2011 and June 30, 2011, respectively.

BSkyB

During fiscal 2010, the Company announced that it had proposed to the board of directors of BSkyB, in which the Company currently has an approximate 39% interest, to make a cash offer of 700 pence per share for the BSkyB shares that the Company does not already own. On July 13, 2011, the Company announced that it no longer intended to make an offer for the BSkyB shares that the Company does not already own. As a result of the July 2011 announcement, the Company paid BSkyB a termination fee of approximately $63 million in accordance with a cooperation agreement between the parties. The termination fee was reflected in Other, net in the unaudited consolidated statements of operations for the six months ended December 31, 2011.

In November 2011, BSkyB’s shareholders and board of directors authorized a share repurchase program. The Company entered into an agreement with BSkyB under which, following any market purchases of shares by BSkyB, the Company will sell to BSkyB sufficient shares to maintain its approximate 39% interest subsequent to those market purchases, for a price equal to the price paid by BSkyB in respect of the relevant market purchases. BSkyB began repurchasing shares as part of this share repurchase program during the second quarter of fiscal 2012. As a result, the Company received cash consideration of approximately $53 million during the second quarter of fiscal 2012 and recognized a gain of approximately $44 million which was included in Equity earnings of affiliates in the unaudited consolidated statements of operations for the three and six months ended December 31, 2011.

Sky Deutschland

In fiscal 2011, the Company entered into an agreement with Sky Deutschland to backstop €400 million (approximately $525 million) of financing measures that were being initiated by Sky Deutschland. The financing measures were executed in stages and completed in December 2011. The first capital increase was structured as a rights issue in which the Company purchased additional shares of Sky Deutschland for approximately $150 million in September 2010. In the second capital increase, the Company purchased a convertible bond for approximately $225 million in January 2011. In December 2011, as part of the third capital increase, the Company provided a loan of approximately $80 million with a maturity date of March 2014.

The Company currently has the right to convert the bond from the second capital increase into 53.9 million underlying Sky Deutschland shares, subject to certain black-out periods. If not converted, the Company will have the option to redeem the bond for cash upon its maturity in January 2015. The convertible bond was separated into its host and derivative financial instrument components, both of which are recorded at their estimated fair

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

value in Investments in the consolidated balance sheets. The change in estimated fair value of the derivative instrument of approximately $7 million and $89 million was recorded in Other, net in the unaudited consolidated statements of operations for the three and six months ended December 31, 2011, respectively.

On February 2, 2012, the Company agreed to backstop €300 million (approximately $395 million) of financing measures that are being initiated by Sky Deutschland. Currently, the Company’s shareholding in Sky Deutschland is not expected to exceed 49.9% as a result of these financing measures. The financing measures will be executed in two stages and are expected to be completed by no later than September 30, 2012. The first capital increase of a minimum of €100 million (approximately $130 million) is expected to be completed by the end of March 2012 and will be raised through any or a combination of the following measures: a rights offering, a private placement, and/or a loan provided by the Company. The second capital increase is expected to be raised by Sky Deutschland by the end of September 2012 and is planned through any or a combination of the measures mentioned above and/or a convertible bond underlying Sky Deutschland shares. In the event that a convertible bond is issued, the aggregate €300 million funding will be increased by the amount of interest payable on the bond from the date of issue until December 31, 2013. The Company’s backstop commitment is subject to certain customary conditions such as the absence of a material adverse change in Sky Deutschland’s business.

In addition to the financing measures noted above, the Company has also agreed to loan Sky Deutschland approximately $70 million to support the launch of a sports news channel which it expects to fund in fiscal 2012.

Other

In August 2010, the Company increased its investment in Tata Sky Ltd. (“Tata Sky”) for approximately $88 million in cash. As a result of this transaction, the Company increased its interest in Tata Sky to approximately 30% from the 20% it owned at June 30, 2010.

Note 7—Fair Value

In accordance with ASC 820, fair value measurements are required to be disclosed using a three-tiered fair value hierarchy which distinguishes market participant assumptions into the following categories: (i) inputs that are quoted prices in active markets (“Level 1”); (ii) inputs other than quoted prices included within Level 1 that are observable, including quoted prices for similar assets or liabilities (“Level 2”); and (iii) inputs that require the entity to use its own assumptions about market participant assumptions (“Level 3”). Additionally, in accordance with ASC 815, “Derivatives and Hedging,” the Company has included additional disclosures about the Company’s derivatives and hedging activities (Level 2).

The tables below present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair Value Measurements
	December 31, 2011
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities (1)	$416	$233	$183	$—
Derivatives (2)	32	—	32	—
Redeemable noncontrolling interests (3)	(587)	—	—	(587)

Total	$(139)	$233	$215	$(587)

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2011
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities (1)	$652	$360	$292	$—
Liabilities
Derivatives (2)	(22)	—	(22)	—
Redeemable noncontrolling interests (3)	(242)	—	—	(242)

Total	$388	$360	$270	$(242)

(1)	See Note 6—Investments.
(2)	Represents derivatives associated with the Company’s foreign exchange forward contracts designated as hedges.
(3)

The Company accounts for the redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A because their exercise is outside the control of the Company and, accordingly, as of December 31, 2011 and June 30, 2011, has included the fair value of the redeemable noncontrolling interests in the consolidated balance sheets. The majority of redeemable noncontrolling interests recorded at fair value are put arrangements held by the noncontrolling interests in two of the Company’s majority-owned RSNs and in one of the Company’s Asian general entertainment television joint ventures.

The fair value of the redeemable noncontrolling interests in the RSNs were primarily determined by (i) applying a multiples-based formula that is intended to approximate fair value for one of the RSNs and (ii) using a discounted earnings before interest, taxes, depreciation and amortization (“EBITDA”) valuation model, assuming a 9% discount rate for the other RSN. At December 31, 2011, the minority shareholder’s put right in one of the RSNs is currently exercisable.

The fair value of the redeemable noncontrolling interest in the Asian general entertainment television joint venture was determined using a market approach. Subsequent to December 31, 2011, the minority shareholder’s put right became exercisable.

The remaining redeemable noncontrolling interest is currently not exercisable and is not material.

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the six months ended December 31,
	2011	2010
	(in millions)
Beginning of period	$(242)	$(325)
Total losses included in net income	(34)	(7)
Total gains (losses) included in other comprehensive income	—	—
Issuance of redeemable noncontrolling interest	(273)
Other	(38)	12

End of period	$(587)	$(320)

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables, payables and cost investments, approximates fair value.

The aggregate fair value of the Company’s borrowings at December 31, 2011 was approximately $17,697 million compared with a carrying value of $15,454 million and, at June 30, 2011, was approximately $17,152 million compared with a carrying value of $15,495 million. Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market.

Foreign Currency Forward Contracts

The Company uses financial instruments designated as cash flow hedges primarily to hedge certain exposures to foreign currency exchange risks associated with the cost for producing or acquiring films and television programming abroad. The notional amount of foreign exchange forward contracts with foreign currency risk outstanding at December 31, 2011 and June 30, 2011 was $496 million and $766 million, respectively. As of December 31, 2011 and June 30, 2011, the fair values of the foreign exchange forward contracts of approximately $32 million and $(22) million, respectively, were recorded in the underlying hedged balances. The Company’s foreign currency forward contracts are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.

The effective changes in fair value of derivatives designated as cash flow hedges for the three and six months ended December 31, 2011 of $9 million and $55 million, respectively, were recorded in accumulated other comprehensive income with foreign currency translation adjustments. The ineffective changes in fair value of derivatives designated as cash flow hedges were immaterial. Amounts are reclassified from accumulated other comprehensive income when the underlying hedged item is recognized in earnings. During the three months ended December 31, 2011 and 2010, the Company reclassified gains of approximately $5 million and nil, respectively, from other comprehensive income to net income. During the six months ended December 31, 2011 and 2010, the Company reclassified gains of approximately $1 million and $9 million, respectively, from other comprehensive income to net income. The Company expects to reclassify the cumulative change in fair value included in other comprehensive income within the next 24 months. Cash flows from the settlement of foreign exchange forward contracts offset cash flows from the underlying hedged item and are included in operating activities in the consolidated statements of cash flows.

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk at December 31, 2011 or June 30, 2011 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At December 31, 2011, the Company did not anticipate nonperformance by any of the counterparties.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Goodwill and Other Intangible Assets

The increase in the carrying value of goodwill during the six months ended December 31, 2011 was primarily due to the consolidation of FPAS in December 2011, partially offset by foreign currency adjustments and the News Outdoor Russia disposition in July 2011.

During the second quarter of fiscal 2011, the Company performed an interim impairment review of its Digital Media Group reporting unit’s goodwill as a result of lower than expected earnings and cash flows relative to the assumptions utilized in its fiscal 2010 annual impairment review, as well as the organizational restructuring at this reporting unit. As a result of the review performed, the Company recorded a non-cash goodwill impairment charge of $168 million in the three and six months ended December 31, 2011.

The Company’s goodwill impairment review was determined using a two-step process. The first step of the process was to compare the fair value of the reporting unit with its carrying amount, including goodwill. In performing the first step, the Company determined the fair value of the reporting unit by primarily using a discounted cash flow analysis and market-based valuation approach methodologies. Determining fair value required the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. The cash flows employed in the analyses were based on the Company’s estimated outlook and various growth rates have been assumed for years beyond the long-term business plan period. Discount rate assumptions were based on an assessment of the risk inherent in the future cash flows of the respective reporting unit. In assessing the reasonableness of its determined fair values, the Company evaluated its results against other value indicators, such as comparable public company trading values. As the carrying amount of the reporting unit exceeded its fair value, the second step of the goodwill impairment review was required to be performed to estimate the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in a business combination. That is, the estimated fair value of the reporting unit was allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. The implied fair value of the reporting unit’s goodwill was compared with the carrying amount of that goodwill. As the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to that excess.

Note 9—Borrowings

Notes due 2021 and 2041

In February 2011, News America Incorporated (“NAI”), a wholly-owned subsidiary of the Company, issued $1.0 billion of 4.50% Senior Notes due 2021 and $1.5 billion of 6.15% Senior Notes due 2041. The net proceeds of $2.5 billion will be used for general corporate purposes, including the recent refinancing of near term maturities.

LYONs

In February 2001, NAI issued Liquid Yield OptionTM Notes (“LYONs”) which paid no interest and had an aggregate principal amount at maturity of $1,515 million, representing a yield of 3.5% per annum on the issue price. The notes were recorded at a discount and were being accreted using the effective interest rate method. On February 28, 2006, 92% of the LYONs were redeemed for cash at the specified redemption amount of $594.25 per LYON. Accordingly, NAI paid an aggregate of approximately $831 million to the holders of the LYONs that had exercised this redemption option.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The remaining notes were redeemable at the option of the holders on February 28, 2011 at a price of $706.82 per LYON. During fiscal 2011, the outstanding LYONs were redeemed for cash of approximately $82 million.

Other

In August 2006, the Company entered into a loan agreement with Raiffeisen Zentralbank Österreich AG (“RZB”), which was subsequently amended in September 2009. As of June 30, 2011, $32 million was outstanding under this loan agreement which was classified as current borrowings. The Company repaid this amount in July 2011 in connection with the disposal of News Outdoor Russia. (See Note 2—Acquisitions, Disposals and Other Transactions)

In February 2011, NAI completed a tender offer on a portion of the $500 million of 9.25% Senior Debentures due February 1, 2013 and retired, at a premium, an aggregate principal amount of approximately $227 million. The loss on early extinguishment of debt was approximately $36 million which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2011.

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

Note 11—Equity

The following table summarizes changes in equity:

	For the three months ended December 31,
	2011				2010
	News Corporation Stockholders	Noncontrolling Interests		Total Equity	News Corporation Stockholders	Noncontrolling Interests		Total Equity
	(in millions)
Balance, beginning of period	$27,366	$490		$27,856	$26,573	$436		$27,009
Net income	1,057	43	(a)	1,100	642	33	(a)	675
Other comprehensive income	234	5	(b)	239	140	4	(b)	144
(Cancellation) issuance of shares, net	(1,196)	—		(1,196)	2	—		2
Other	(7)	(43	)(c)	(50)	57	(22	)(c)	35

Balance, end of period	$27,454	$495		$27,949	$27,414	$451		$27,865

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended December 31,
	2011				2010
	News Corporation Stockholders	Noncontrolling Interests		Total Equity	News Corporation Stockholders	Noncontrolling Interests		Total Equity
	(in millions)
Balance, beginning of period	$29,506	$578		$30,084	$25,113	$428		$25,541
Net income	1,795	84	(a)	1,879	1,417	60	(a)	1,477
Other comprehensive (loss) income	(1,081)	(4	)(b)	(1,085)	1,111	8	(b)	1,119
(Cancellation) issuance of shares, net	(2,400)	—		(2,400)	53	—		53
Dividends declared	(246)	—		(246)	(197)	—		(197)
Other	(120)	(163	)(c)	(283)	(83)	(45	)(c)	(128)

Balance, end of period	$27,454	$495		$27,949	$27,414	$451		$27,865

(a)

Net income attributable to noncontrolling interests excludes $27 million and nil for the three months ended December 31, 2011 and 2010, respectively, and $34 million and $7 million for the six months ended December 31, 2011 and 2010, respectively, relating to redeemable noncontrolling interests which are reflected in temporary equity.

(b)	Other comprehensive income (loss) attributable to noncontrolling interests excludes nil for the three and six months ended December 31, 2011 and 2010.
(c)

Other activity attributable to noncontrolling interests excludes $316 million and $(4) million for the three months ended December 31, 2011 and 2010, respectively, and $311 million and $(12) million for the six months ended December 31, 2011 and 2010, respectively, relating to redeemable noncontrolling interests.

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

The Company declared a dividend of $0.085 per share on both the Class A Common Stock and the Class B Common stock in the three months ended March 31, 2012, which is payable on April 18, 2012. The record date for determining dividend entitlements is March 14, 2012.

Stock Repurchase Program

The Board had authorized a total stock repurchase program of $6 billion with a remaining authorized amount under the program of approximately $1.8 billion, excluding commissions as of June 30, 2011. In July 2011, the Company announced that the Board had authorized increasing the total amount of the stock repurchase program remaining by approximately $3.2 billion to $5 billion. The remaining authorized amount under the Company’s stock repurchase program at December 31, 2011, excluding commissions, was approximately $2.5 billion.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Equity-Based Compensation

The following table summarizes the Company’s equity-based compensation transactions:

	For the three months ended December 31,		For the six months ended December 31,
	2011	2010	2011	2010
	(in millions)
Equity-based compensation	$56	$30	$107	$75

Cash received from exercise of equity-based compensation	$7	$—	$8	$—

At December 31, 2011, the Company’s total compensation cost related to non-vested stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) not yet recognized for all equity-based compensation plans was approximately $259 million, the majority of which is expected to be recognized over the next three fiscal years. Compensation expense on all equity-based awards is generally recognized on a straight-line basis over the vesting period of the entire award. However, certain performance based awards are recognized on an accelerated basis.

Stock option activity during the six months ended December 31, 2011 and 2010 was not material. The intrinsic value of the stock options outstanding as of December 31, 2011 and June 30, 2011 was $17 million and $11 million, respectively.

At December 31, 2011 and June 30, 2011, the liability for cash-settled awards was approximately $72 million and $58 million, respectively.

The Company recognized a tax benefit (expense) on vested RSUs and stock options exercised of approximately $7 million and $(3) million for the six months ended December 31, 2011 and 2010, respectively.

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

In the first quarter of fiscal 2012, certain executives of the Company responsible for various business units within the Company each received a grant of PSUs that has a three year performance measurement period beginning in July 2011. The awards are subject to the achievement of pre-defined goals for operating profit, cash flow and key divisional performance indicators for the applicable performance period. The majority of these awards will be settled in shares of Class A Common Stock.

In August 2011 and 2010, the Compensation Committee approved a grant of PSUs that has a three year performance measurement period beginning for the fiscal years ending June 30, 2012 and 2011, respectively. For executive directors of the Company, each PSU represents the right to receive the U.S. dollar value of one share of Class A Common Stock in cash after the completion of the three year performance period, subject to the satisfaction of one or more pre-established objective performance measures determined by the Compensation Committee. These awards have a graded vesting and the expense recognition is accelerated.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2012 and 2011, a total of 8.5 million and 1.8 million target PSUs were issued, respectively, of which 6.6 million and nil, respectively, will be settled in shares of Class A Common Stock.

Restricted Stock Units

During the six months ended December 31, 2011 and 2010, approximately 6.5 million and 13.0 million RSUs were issued, respectively, of which 6.4 million and 10.5 million, respectively, will be settled in shares of Class A Common Stock. RSUs granted to executive directors and certain awards granted to employees in certain foreign locations are settled in cash.

During the six months ended December 31, 2011 and 2010, approximately 8.2 million and 8.4 million RSUs vested, respectively, of which approximately 7.0 million and 6.9 million, respectively, were settled in shares of Class A Common Stock, before statutory tax withholdings. The fair value of RSUs settled in shares of Class A Common Stock was approximately $113 million and $89 million for the six months ended December 31, 2011 and 2010, respectively. The remaining 1.2 million and 1.5 million RSUs settled during the six months ended December 31, 2011 and 2010, respectively, were settled in cash of approximately $19 million in both periods, before statutory tax withholdings.

Note 13—Commitments and Guarantees

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt repayments as of December 31, 2011 and June 30, 2011 were $61,824 million and $49,132 million, respectively. The increase from June 30, 2011 was primarily due to the new agreement with the National Football League, renewals of certain rights at our RSNs and international sports programming rights.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On June 14, 2006, a purported class action lawsuit, captioned Jim Brown v. Brett C. Brewer, et al., was filed against certain former Intermix directors and officers in the United States District Court for the Central District of California. The plaintiff asserted claims for alleged violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9, as well as control person liability under Section 20(a) of the Exchange Act. The plaintiff alleged that certain defendants disseminated false and misleading definitive proxy statements on two occasions: one on December 30, 2003 in connection with the stockholder vote on January 29, 2004 on the election of directors and ratification of financing transactions with certain entities of VantagePoint; and another on August 25, 2005 in connection with the stockholder vote on the FIM Transaction. The complaint named as defendants certain VantagePoint related entities, the former general counsel and the members of the Intermix Board who were

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

incumbent on the dates of the respective proxy statements. Intermix was not named as a defendant, but has certain indemnity obligations to the former officer and director defendants in connection with these claims and allegations. On August 25, 2006, plaintiff amended his complaint to add certain investment banks (the “Investment Banks”) as defendants. Intermix has certain indemnity obligations to the Investment Banks as well. Plaintiff amended his complaint again on September 27, 2006, which defendants moved to dismiss. On February 9, 2007, the case was transferred to Judge George H. King, the judge assigned to the LeBoyer action, on the grounds that it raises substantially related questions of law and fact as LeBoyer, and would entail substantial duplication of labor if heard by different judges. On June 11, 2007, Judge King ordered the Brown case be consolidated with the LeBoyer action, ordered plaintiffs’ counsel to file a consolidated first amended complaint, and further ordered the parties to file a joint brief on defendants’ contemplated motion to dismiss the consolidated first amended complaint. On July 11, 2007, plaintiffs filed the consolidated first amended complaint, which defendants moved to dismiss. By order dated January 17, 2008, Judge King granted defendants’ motion to dismiss the 2003 proxy claims (concerning VantagePoint transactions) and the 2005 proxy claims (concerning the FIM Transaction), as well as a claim against the VantagePoint entities alleging unjust enrichment. The court found it unnecessary to rule on dismissal of the remaining claims, which are related to the 2005 FIM Transaction, because the dismissal disposed of those claims. On February 8, 2008, plaintiffs filed a consolidated second amended complaint, which defendants moved to dismiss on February 28, 2008. By order dated July 15, 2008, the court granted in part and denied in part defendants’ motion to dismiss. The 2003 claims and the claims against the Investment Banks were dismissed with prejudice. The Section 14(a), Section 20(a) and the breach of fiduciary duty claims related to the FIM Transaction remain against the officer and director defendants and the VantagePoint defendants. On November 14, 2008, plaintiff filed a motion for class certification to which defendants filed their opposition on January 14, 2009. On June 22, 2009, the court granted plaintiff’s motion for class certification, certifying a class of all holders of Intermix common stock from July 18, 2005 through consummation of the FIM Transaction, who were allegedly harmed by defendants’ improper conduct as set forth in the complaint. The parties have completed fact and expert discovery. On June 17, 2010, the court granted in part and denied in part defendants’ summary judgment motion filed on October 19, 2009. Specifically, the court denied plaintiff’s motion for summary adjudication of a factual issue and denied defendants’ motion to exclude plaintiff’s damages expert, which was filed on November 30, 2009. In the court’s June 17, 2010 order, the court found that plaintiff could not proceed on any fiduciary duty claim based upon alleged violations of the duty of care, but found material issues of fact prohibiting summary judgment on alleged violations of fiduciary duty of loyalty. On plaintiff’s Section 14(a) claim, the court found material issues of fact that prohibited summary judgment on the entire claim, but granted defendants’ motion as to certain purported omissions, finding the allegedly omitted information immaterial. Further, the court granted defendants’ motion as to two damage theories for the Section 14(a) claim, finding benefit of the bargain damages not viable and lost opportunity damages too speculative, and permitting plaintiff to proceed only based upon a theory of out-of-pocket damages. No trial date was set. On October 21, 2010, the parties agreed to a settlement of the action, which is subject to approval by the court. A formal stipulation of settlement was submitted to the court for its approval on December 28, 2010 and the Company recognized the terms of this settlement in its results of operations. The terms of this settlement were not material to the Company. On February 18, 2011, the court granted preliminary approval of the settlement. Plaintiff’s counsel supervised notice of the settlement to the class. The notice provided class members with an opportunity to object. Two shareholders filed objections to the settlement with the court in April 2011. Both objectors had counsel appear on their behalf at a hearing on May 16, 2011 where the court considered plaintiff’s motion for final approval of the settlement and plaintiff’s counsel’s motion for attorneys’ fees, which will come out of the settlement funds. At the hearing, the court did not rule on the motions and instead ordered that plaintiff, objector Trafelet & Co., and defendants submit joint briefing with respect to certain of Trafelet’s objections. The joint brief was filed on June 10, 2011. The joint brief narrowed the objections to allocation of the settlement amount and sufficiency of the notice as it pertains to how the settlement funds will be allocated. The joint brief contained no objection to the settlement itself. On

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2011, the court entered an order rejecting the settlement in so far as the court found that the proposed plan of allocation was not fair, adequate and reasonable because certain members of the certified class are releasing their claims under the settlement, but under the proposed plan, they will not be receiving any of the settlement proceeds. The court ordered the parties to submit a new plan of allocation within 30 days and stated that it will issue appropriate orders after reviewing the new plan. The court order had no effect on the settlement amount. Plaintiff and Trafelet submitted competing revised plans of allocation of the settlement proceeds. On December 19, 2011, the court set a hearing for January 12, 2012 to consider these plans and whether further notice should be provided to the class if the court were to approve a revised plan of allocation. The court heard argument on the issues of allocation and notice on January 12, 2012. The court has not issued its formal order setting forth the revised plan of allocation yet. Any objections to the revised plan are set to be heard by the court on March 19, 2012.

Shareholder Litigation

On March 16, 2011, a complaint seeking to compel the inspection of the Company’s books and records pursuant to 8 Del. C. § 220, captioned Central Laborers Pension Fund v. News Corporation, was filed in the Delaware Court of Chancery. The plaintiff requested the Company’s books and records to investigate alleged possible breaches of fiduciary duty by the directors of the Company in connection with the Company’s purchase of Shine (the “Shine Transaction”). The Company moved to dismiss the action. On November 30, 2011, the court issued an order granting the Company’s motion and dismissing the complaint. The plaintiff filed a notice of appeal on December 13, 2011.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

added some factual allegations to support their remaining claims and added a claim seeking to enjoin a buyback of Common B shares to the extent it would result in a change of control. The Second Amended Complaint seeks declaratory relief, an injunction preventing the buyback of Class B shares, damages, pre- and post-judgment interest, fees and costs.

The court has entered a renewed scheduling order whereby the defendants are scheduled to move to dismiss the Second Amended Complaint. The defendants filed opening briefs in support of such motions on November 14, 2011. Plaintiffs filed their answering briefs on December 23, 2011. Reply briefs in support of the motions to dismiss were filed on January 31, 2012. There is no hearing date set.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Wilder Litigation, the Stricklin Litigation and the Iron Workers Litigation are all now before the judge in the Shields Litigation. On November 21, 2011, the court issued an order setting a briefing schedule for the defendants’ motion to stay the Stricklin Litigation, the Iron Workers Litigation and the Shields Litigation pending the outcome of the consolidated action pending in the Delaware Court of Chancery. On December 8, 2011, the defendants and the Company, as a nominal defendant, served their motion to stay. Opposition briefs were served by Stricklin, Iron Workers and Shields. Reply briefs in support of the motion to stay were filed on January 24, 2012. No hearing date is set. In the Wilder Litigation, there are competing motions for appointment of lead plaintiff and lead counsel pending.

The Company and its Board of Directors believe these shareholder claims are entirely without merit, and intend to vigorously defend these actions.

The News of the World Investigations and Litigation

U.K. and U.S. regulators and governmental authorities are conducting investigations initiated in 2011 after allegations of phone hacking and inappropriate payments to police at our former publication, The News of the World, and other related matters, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is cooperating fully with these investigations. It is possible that these proceedings could damage our reputation and might impair our ability to conduct our business.

The Company is not able to predict the ultimate outcome or cost associated with these investigations. Violations of law may result in civil, administrative or criminal fines or penalties. The Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. As of December 31, 2011, the Company has provided for its best estimate of the liability for the claims that have been filed. The Company has announced a process under which parties can pursue claims against the Company, and management believes that it is probable that additional claims will be filed. It is not possible to estimate the liability for such additional claims given the early stage of this matter and the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision for such matters. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could affect the Company’s results of operations and financial condition. The Company incurred $87 million and $104 million in legal and

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

professional fees related to The News of the World investigations and litigation described above and costs for related civil settlements for the three and six months ended December 31, 2011, respectively, which were included in Selling, general and administrative expenses in the unaudited consolidated statements of operations.

HarperCollins

Commencing on August 9, 2011, twenty-nine purported consumer class actions have been filed in the U.S. District Courts for the Southern District of New York and for the Northern District of California, which relate to the decisions by certain publishers, including HarperCollins Publishers L.L.C. (“HarperCollins”), to begin selling their eBooks pursuant to an agency relationship. While the complaints contain some substantive differences, the cases are similar and all involve allegations that certain named defendants in the book publishing and distribution industry, including HarperCollins, violated the antitrust and unfair competition laws by virtue of the switch to the agency model for eBooks. The actions seek as relief treble damages, injunctive relief and attorneys’ fees. The defendants filed a motion with the Judicial Panel on Multidistrict Litigation (“JPML”) to transfer and consolidate these various class actions in the Southern District of New York. That motion to transfer and consolidate was heard by the JPML on December 1, 2011. Shortly thereafter, the JPML transferred twenty-seven of the cases to the Honorable Denise L. Cote in the Southern District of New York. It is anticipated that the remaining two cases will be similarly transferred. On December 20, 2011, Judge Cote held a status conference and set a schedule for the multi-district litigation. On January 20, 2012, plaintiffs filed a consolidated amended complaint, again alleging that certain named defendants, including HarperCollins, violated the antitrust and unfair competition laws by virtue of the switch to the agency model for eBooks. Defendants’ response is due on March 2, 2012. On January 26, 2012, one of the class plaintiffs voluntarily dismissed his complaint without prejudice.

In addition, certain federal and state agencies in the United States and governmental competition agencies in the European Union are conducting investigations into the same alleged conduct by certain publishers, including HarperCollins. Following discussions with the European Commission, the Office of Fair Trading closed its investigation in favor of the European Commission’s investigation on December 6, 2011. HarperCollins currently is cooperating with these investigations.

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

Other

Other than previously disclosed in the notes to these consolidated financial statements, the Company is party to several purchase and sale arrangements which become exercisable over the next ten years by the Company or

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the counter-party to the agreement. None of these arrangements that become exercisable in the next twelve months are material. Purchase arrangements that are exercisable by the counter-party to the agreement, and that are outside the sole control of the Company are accounted for in accordance with ASC 480-10-S99-3A. Accordingly, the fair values of such purchase arrangements are classified in Redeemable noncontrolling interests.

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

The Company establishes an accrued liability for legal claims when the Company determines that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. Legal fees associated with litigation and similar proceedings that are not expected to provide a benefit in future periods are expensed as incurred. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could affect the Company’s results of operations and financial condition. For the contingencies disclosed above for which there is at least a reasonable possibility that a loss may be incurred, the Company was unable to estimate the amount of loss or range of loss.

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

The components of net periodic benefits costs were as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended December 31,
	2011	2010	2011	2010
	(in millions)
Service cost benefits earned during the period	$24	$24	$2	$1
Interest costs on projected benefit obligation	45	43	4	4
Expected return on plan assets	(47)	(42)	—	—
Amortization of deferred losses	11	14	—	—
Other	1	1	(5)	(4)

Net periodic costs	$34	$40	$1	$1

Cash contributions	$13	$10	$5	$5

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended December 31,
	2011	2010	2011	2010
	(in millions)
Service cost benefits earned during the period	$48	$48	$3	$2
Interest costs on projected benefit obligation	89	85	8	8
Expected return on plan assets	(93)	(84)	—	—
Amortization of deferred losses	24	29	—	—
Other	5	2	(9)	(8)

Net periodic costs	$73	$80	$2	$2

Cash contributions	$29	$24	$10	$9

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

	For the three months ended December 31,		For the six months ended December 31,
	2011	2010	2011	2010
	(in millions)
Revenues:
Cable Network Programming	$2,161	$1,974	$4,281	$3,846
Filmed Entertainment	2,063	1,809	3,841	3,312
Television	1,520	1,369	2,443	2,220
Direct Broadcast Satellite Television	947	944	1,869	1,800
Publishing	2,130	2,346	4,199	4,392
Other	154	319	301	617

Total revenues	$8,975	$8,761	$16,934	$16,187

Segment operating income (loss):
Cable Network Programming	$882	$735	$1,657	$1,394
Filmed Entertainment	393	189	740	469
Television	189	151	322	256
Direct Broadcast Satellite Television	6	(12)	125	70
Publishing	218	380	328	558
Other	(191)	(156)	(290)	(312)

Total segment operating income	1,497	1,287	2,882	2,435

Impairment and restructuring charges	(36)	(275)	(127)	(282)
Equity earnings of affiliates	142	67	263	161
Interest expense, net	(257)	(230)	(515)	(462)
Interest income	29	28	65	54
Other, net	125	(12)	(5)	(22)

Income before income tax expense	1,500	865	2,563	1,884
Income tax expense	(373)	(190)	(650)	(400)

Net income	1,127	675	1,913	1,484
Less: Net income attributable to noncontrolling interests	(70)	(33)	(118)	(67)

Net income attributable to News Corporation stockholders	$1,057	$642	$1,795	$1,417

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $277 million and $279 million for the three months ended December 31, 2011 and 2010, respectively, and of approximately $533 million and $447 million for the six months ended December 31, 2011 and 2010, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profit generated primarily by the Filmed Entertainment segment of approximately $8 million and $13 million for the three months ended December 31, 2011 and 2010, respectively, and of approximately $47 million and $29 million for the six months ended December 31, 2011 and 2010, respectively, have been eliminated within the Filmed Entertainment segment.

	For the three months ended December 31, 2011
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$882	$38	$23	$943
Filmed Entertainment	393	23	—	416
Television	189	21	—	210
Direct Broadcast Satellite Television	6	78	—	84
Publishing	218	106	—	324
Other	(191)	15	—	(176)

Total	$1,497	$281	$23	$1,801

	For the three months ended December 31, 2010
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$735	$38	$27	$800
Filmed Entertainment	189	22	—	211
Television	151	21	—	172
Direct Broadcast Satellite Television	(12)	71	—	59
Publishing	380	96	—	476
Other	(156)	32	—	(124)

Total	$1,287	$280	$27	$1,594

	For the six months ended December 31, 2011
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$1,657	$75	$47	$1,779
Filmed Entertainment	740	62	—	802
Television	322	42	—	364
Direct Broadcast Satellite Television	125	152	—	277
Publishing	328	213	—	541
Other	(290)	31	—	(259)

Total	$2,882	$575	$47	$3,504

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended December 31, 2010
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$1,394	$75	$48	$1,517
Filmed Entertainment	469	45	—	514
Television	256	42	—	298
Direct Broadcast Satellite Television	70	132	—	202
Publishing	558	189	—	747
Other	(312)	71	—	(241)

Total	$2,435	$554	$48	$3,037

	At December 31, 2011	At June 30, 2011
	(in millions)
Total assets:
Cable Network Programming	$13,894	$12,666
Filmed Entertainment	8,606	8,015
Television	6,752	6,062
Direct Broadcast Satellite Television	2,605	3,098
Publishing	13,785	14,915
Other	9,795	12,357
Investments	4,499	4,867

Total assets	$59,936	$61,980

Goodwill and Intangible assets, net:
Cable Network Programming	$7,369	$6,808
Filmed Entertainment	2,507	2,552
Television	4,318	4,320
Direct Broadcast Satellite Television	568	636
Publishing	7,243	7,377
Other	1,290	1,591

Total goodwill and intangible assets, net	$23,295	$23,284

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 17—Additional Financial Information

Supplemental Cash Flows Information

	For the six months ended December 31,
	2011	2010
	(in millions)
Supplemental cash flows information:
Cash paid for income taxes	$(791)	$(565)
Cash paid for interest	(526)	(471)
Sale of other investments	3	56
Purchase of other investments	(161)	(79)
Supplemental information on businesses acquired:
Fair value of assets acquired	768	23
Cash acquired	22	—
Liabilities assumed	(25)	9
Noncontrolling interest decrease (increase)	18	(1)
Cash paid	(510)	(31)

Fair value of equity instruments issued to third parties	273	—
Issuance of subsidiary units	(273)	—

Fair value of equity instruments consideration	$—	$—

Other, net

Other, net consisted of the following:

	For the three months ended December 31,		For the six months ended December 31,
	2011	2010	2011	2010
	(in millions)
Gain on FPAS transaction (a)	$158	$—	$158	$—
Change in fair value of SkyD convertible securities (b)	(7)	—	(89)	—
BSkyB termination fee (b)	—	—	(63)	—
Gain on STAR China transaction (a)	—	57	—	57
Loss on disposal of Fox Mobile (a)	—	(28)	—	(28)
Other	(26)	(41)	(11)	(51)

Total Other, net	$125	$(12)	$(5)	$(22)

(a)	See Note 2—Acquisitions, Disposals and Other Transactions
(b)	See Note 6—Investments

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income

In accordance with ASC 220, “Comprehensive Income,” total comprehensive income for the Company consisted of the following:

	For the three months ended December 31,		For the six months ended December 31,
	2011	2010	2011	2010
	(in millions)		(in millions)
Net income, as reported	$1,127	$675	$1,913	$1,484
Other comprehensive income:
Foreign currency translation adjustments	196	139	(1,020)	1,051
Unrealized holding gains (losses) on securities, net of tax	39	(6)	(83)	54
Benefit plan adjustments	4	11	18	14

Total comprehensive income	1,366	819	828	2,603

Less: net income attributable to noncontrolling interests (a)	(70)	(33)	(118)	(67)
Less: foreign currency translation adjustments attributable to noncontrolling interests (a)	(5)	(4)	4	(8)

Comprehensive income attributable to News Corporation stockholders	$1,291	$782	$714	$2,528

(a)	Includes amounts relating to noncontrolling interests classified as equity and redeemable noncontrolling interests.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended December 31, 2011

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$—	$—	$8,975	$—	$8,975
Expenses	(128)	—	(7,386)	—	(7,514)
Equity earnings (losses) of affiliates	(2)	—	144	—	142
Interest expense, net	(374)	(336)	(4)	457	(257)
Interest income	1	2	483	(457)	29
Earnings (losses) from subsidiary entities	49	1,390	—	(1,439)	—
Other, net	(4)	1	128	—	125

Income (loss) before income tax expense	(458)	1,057	2,340	(1,439)	1,500
Income tax (expense) benefit	114	—	(580)	93	(373)

Net income (loss)	(344)	1,057	1,760	(1,346)	1,127
Less: Net income attributable to noncontrolling interests	—	—	(70)	—	(70)

Net income (loss) attributable to News Corporation stockholders	$(344)	$1,057	$1,690	$(1,346)	$1,057

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

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the six months ended December 31, 2011

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$—	$—	$16,934	$—	$16,934
Expenses	(205)	—	(13,974)	—	(14,179)
Equity earnings (losses) of affiliates	(4)	—	267	—	263
Interest expense, net	(746)	(672)	(7)	910	(515)
Interest income	2	4	969	(910)	65
Earnings (losses) from subsidiary entities	162	2,527	—	(2,689)	—
Other, net	9	(64)	50	—	(5)

Income (loss) before income tax expense	(782)	1,795	4,239	(2,689)	2,563
Income tax (expense) benefit	198	—	(1,075)	227	(650)

Net income (loss)	(584)	1,795	3,164	(2,462)	1,913
Less: Net income attributable to noncontrolling interests	—	—	(118)	—	(118)

Net income (loss) attributable to News Corporation stockholders	$(584)	$1,795	$3,046	$(2,462)	$1,795

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

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

At December 31, 2011

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
ASSETS:
Current assets:
Cash and cash equivalents	$766	$5,826	$2,840	$—	$9,432
Receivables, net	23	—	7,128	—	7,151
Inventories, net	—	—	2,872	—	2,872
Other	25	27	617	—	669

Total current assets	814	5,853	13,457	—	20,124

Non-current assets:
Receivables	—	—	412	—	412
Inventories, net	—	—	4,594	—	4,594
Property, plant and equipment, net	96	—	5,844	—	5,940
Intangible assets, net	—	—	8,277	—	8,277
Goodwill	—	—	15,018	—	15,018
Other	335	4	733	—	1,072
Investments
Investments in associated companies and other investments	114	39	4,346	—	4,499
Intragroup investments	49,239	49,850	—	(99,089)	—

Total investments	49,353	49,889	4,346	(99,089)	4,499

TOTAL ASSETS	$50,598	$55,746	$52,681	$(99,089)	$59,936

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$—	$—	$—	$—	$—
Other current liabilities	88	—	9,314	—	9,402

Total current liabilities	88	—	9,314	—	9,402
Non-current liabilities:
Borrowings	15,454	—	—	—	15,454
Other non-current liabilities	218	—	6,326	—	6,544
Intercompany	26,752	28,292	(55,044)	—	—
Redeemable noncontrolling interests	—	—	587	—	587
Equity	8,086	27,454	91,498	(99,089)	27,949

TOTAL LIABILITIES AND EQUITY	$50,598	$55,746	$52,681	$(99,089)	$59,936

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

At June 30, 2011

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
ASSETS
Current Assets:
Cash and cash equivalents	$360	$7,816	$4,504	$—	$12,680
Receivables, net	14	—	6,316	—	6,330
Inventories, net	—	—	2,332	—	2,332
Other	15	—	427	—	442

Total current assets	389	7,816	13,579	—	21,784

Non-current assets:
Receivables	—	—	350	—	350
Inventories, net	—	—	4,198	—	4,198
Property, plant and equipment, net	100	—	6,442	—	6,542
Intangible assets, net	—	—	8,587	—	8,587
Goodwill	—	—	14,697	—	14,697
Other non-current assets	323	—	632	—	955
Investments:
Investments in associated companies and other investments	125	52	4,690	—	4,867
Intragroup investments	50,146	48,502	—	(98,648)	—

Total investments	50,271	48,554	4,690	(98,648)	4,867

TOTAL ASSETS	$51,083	$56,370	$53,175	$(98,648)	$61,980

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$—	$—	$32	$—	$32
Other current liabilities	91	22	9,426	—	9,539

Total current liabilities	91	22	9,458	—	9,571

Non-current liabilities:
Borrowings	15,463	—	—	—	15,463
Other non-current liabilities	202	—	6,418	—	6,620
Intercompany	25,884	26,842	(52,726)	—	—
Redeemable noncontrolling interests	—	—	242	—	242
Total equity	9,443	29,506	89,783	(98,648)	30,084

TOTAL LIABILITIES AND EQUITY	$51,083	$56,370	$53,175	$(98,648)	$61,980

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the six months ended December 31, 2011

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$418	$706	$(528)	$—	$596

Investing and other activities:
Property, plant and equipment, net of acquisitions	(8)	—	(477)	—	(485)
Investments	(4)	—	(679)	—	(683)
Proceeds from dispositions	—	11	310	—	321

Net cash (used in) provided by investing activities	(12)	11	(846)	—	(847)

Financing activities:
Repayment of borrowings	—	—	(32)	—	(32)
Issuance of shares	—	15	—	—	15
Repurchase of shares	—	(2,477)	—	—	(2,477)
Dividends paid	—	(245)	(60)	—	(305)

Net cash (used in) provided by financing activities	—	(2,707)	(92)	—	(2,799)

Net (decrease) increase in cash and cash equivalents	406	(1,990)	(1,466)	—	(3,050)
Cash and cash equivalents, beginning of period	360	7,816	4,504	—	12,680
Exchange movement on opening cash balance	—	—	(198)	—	(198)

Cash and cash equivalents, end of period	$766	$5,826	$2,840	$—	$9,432

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the six months ended December 31, 2010

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$(4,858)	$4,473	$1,038	$—	$653

Investing activities:
Property, plant and equipment, net of acquisitions	(11)	—	(544)	—	(555)
Investments	(10)	—	(300)	—	(310)
Proceeds from dispositions	—	—	109	—	109

Net cash used in investing activities	(21)	—	(735)	—	(756)

Financing activities:
Borrowings	—	—	12	—	12
Repayment of borrowings	—	—	(29)	—	(29)
Dividends paid	—	(199)	(46)	—	(245)
Purchase of subsidiary shares from noncontrolling interests	—	—	(104)	—	(104)
Sale of subsidiary shares to noncontrolling interests	—	—	50	—	50

Net cash used in financing activities	—	(199)	(117)	—	(316)

Net (decrease) increase in cash and cash equivalents	(4,879)	4,274	186	—	(419)
Cash and cash equivalents, beginning of period	5,331	—	3,378	—	8,709
Exchange movement on opening cash balance	—	—	166	—	166

Cash and cash equivalents, end of period	$452	$4,274	$3,730	$—	$8,456

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

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2011 and 2010. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2011 and 2010. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

The television operations derive revenues primarily from the sale of advertising and to a lesser extent retransmission consent revenue. Adverse changes in general market conditions for advertising may affect revenues. The U.S. television broadcast environment is highly competitive and the primary methods of competition are the development and acquisition of popular programming. Program success is measured by ratings, which are an indication of market acceptance, with the top rated programs commanding the highest advertising prices. FOX is a broadcast network and MyNetworkTV is a programming distribution service, airing original and off-network programming. FOX and MyNetworkTV compete with broadcast networks, such as ABC, CBS, NBC and The CW, independent television stations, cable and DBS program services, as well as other media, including DVDs, Blu-rays, video games, print and the Internet for audiences, programming and, in the case of FOX, advertising revenues. In addition, FOX and MyNetworkTV compete with the other broadcast networks and other programming distribution services to secure affiliations with independently owned television stations in markets across the country.

Retransmission consent rules provide a mechanism for the television stations owned by the Company to seek and obtain payment from multi-channel video programming distributors who carry broadcasters’ signals. Retransmission consent revenue consists of per subscriber-based compensatory fees paid to the Company from cable and satellite distribution systems for FOX and MyNetworkTV as well as a portion of the retransmission consent revenue the affiliates generate for their retransmission of FOX.

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

The Company has several multi-year sports rights agreements, including contracts with the National Football League (“NFL”) through fiscal 2022, contracts with the National Association of Stock Car Auto Racing (NASCAR) for certain races and exclusive rights for certain ancillary content through calendar year 2014 and a contract with Major League Baseball (“MLB”) through calendar year 2013. These contracts provide the Company with the broadcast rights to certain U.S. national sporting events during their respective terms. The costs of these sports contracts are charged to expense based on the ratio of each period’s operating profit to estimated total operating profit for the remaining term of the contract.

The profitability of these long-term U.S. national sports contracts is based on the Company’s best estimates at December 31, 2011 of attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied at December 31, 2011, additional amortization of rights may be recorded. Should revenues improve as compared to estimated revenues, the Company may have an improved operating profit related to the contract, which may be recognized over the remaining contract term.

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

Filmed Entertainment

The Filmed Entertainment segment derives revenue from the production and distribution of feature motion pictures and television series. In general, motion pictures produced or acquired for distribution by the Company are exhibited in U.S. and foreign theaters, followed by home entertainment, including sale and rental of DVDs and Blu-rays, video-on-demand and pay-per-view television, on-line and mobile distribution, premium subscription television, network television and basic cable and syndicated television exploitation. Television series initially produced for the networks and first-run syndication are generally licensed to domestic and international markets concurrently and subsequently released in seasonal DVD and Blu-ray box sets and made available via digital distribution platforms. More successful series are later syndicated in domestic markets. The length of the revenue cycle for television series will vary depending on the number of seasons a series remains in active production and, therefore, may cause fluctuations in operating results. License fees received for television exhibition (including international and U.S. premium television and basic cable television) are recorded as revenue in the period that licensed films or programs are available for such exhibition, which may cause substantial fluctuations in operating results.

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

Direct Broadcast Satellite Television

The Direct Broadcast Satellite Television (“DBS”) segment’s operations consist of SKY Italia, which provides basic and premium programming services via satellite and broadband directly to subscribers in Italy. SKY Italia derives revenues principally from subscriber fees. The Company believes that the quality and variety of programming, audio and interactive programming including personal video recorders, quality of picture including high definition channels, access to service, customer service and price are the key elements for gaining and maintaining market share. SKY Italia’s competition includes companies that offer video, audio, interactive programming, telephony, data and other information and entertainment services, including broadband Internet providers, digital terrestrial transmission (“DTT”) services, wireless companies and companies that are developing new media technologies. Since 2003, SKY Italia had been prohibited from owning a DTT frequency or providing a pay television DTT offer under a commitment made to the European Commission (the “EC”) through December 31, 2011. In July 2010, the EC modified such commitment to allow SKY Italia to bid for one DTT frequency. However, if SKY Italia were to successfully bid for such a DTT frequency, the EC would limit SKY Italia’s use of such frequency to exclusively free-to-air channels for 5 years subsequent to its acquisition. In November 2011, Sky Italia withdrew its application to the Ministry of Economic Development and the EC to participate in a tender offer of DTT frequencies.

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

Other Business Developments

In July 2011, the Company announced that it would close its publication, The News of the World, after allegations of phone hacking and payments to police. As a result of management’s approval of the shutdown of The News of the World, the Company has reorganized portions of the U.K. newspaper business and has recorded restructuring charges in fiscal 2012 primarily for termination benefits and certain organizational restructuring at the U.K. newspapers. (See Note 4—Restructuring Programs) The Company is subject to several ongoing investigations by U.K. and U.S. regulators and governmental authorities, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is fully cooperating with these investigations. In addition, the Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. The Company has taken steps to solve the problems relating to The News of the World including the creation of an independently-chaired Management & Standards Committee (the “MSC”), which operates independently from News International Group Limited (“News International”) and has full authority to ensure complete cooperation with all relevant investigations and inquiries into The News of the World matters and all other related issues across News International. The MSC will also conduct its own internal investigation where appropriate. The MSC has an independent Chairman, Lord Grabiner QC, and reports directly to Joel Klein, Executive Vice President and a director of the Company. Mr. Klein reports to the independent members of the Board of Directors (the “Board”) through their representative Viet Dinh, an independent director and Chairman of the Company’s Nominating and Corporate Governance Committee. The independent directors of the Board have retained independent outside counsel and are actively engaged in these matters. The MSC is conducting an internal investigation of the three other titles at News International and has engaged independent outside counsel to advise it on these investigations and all other matters it handles. News International announced that it would implement new compliance, ethics and governance procedures that it hopes will become a standard for the industry. The MSC has hired a leading law firm to recommend a series of policies, practices and systems to create a more robust governance, compliance and legal structure. The Company has also engaged independent outside counsel to assist it in responding to U.S. governmental inquiries. (See Note 14—Contingencies for a summary of the costs of The News of the World Investigations and Litigation.)

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

In October 2011, the Company entered into an agreement to acquire Thomas Nelson, Inc., one of the leading trade publishers in the United States, for approximately $200 million. The acquisition is subject to regulatory clearances and other customary closing conditions.

In December 2011, the Company acquired a 67% equity interest in Fox Pan American Sports LLC (“FPAS”) for approximately $400 million. The Company previously owned (i) an approximate 33% equity interest FPAS, an international sports programming and production entity, which owns and operates Fox Sports Latin America network, a Spanish and Portuguese-language sports network distributed to subscribers in certain Caribbean and Central and South American nations, and (ii) partially through its ownership in FPAS, a 53% interest in Fox Deportes, a Spanish-language sports programming service distributed in the United States. As a result of this transaction, the Company now owns 100% of FPAS and Fox Deportes. Accordingly, the results of FPAS are included in the Company’s consolidated results of operations beginning in December 2011.

The Company is actively marketing its former U.K. newspaper division headquarters located in East London, which it relocated from in August 2010. As of December 31, 2011, the estimated selling price, less the cost to sell this facility, was in excess of its book value. This asset held for sale, which is not material to the Company, has been reclassified from Property, plant and equipment, net to Other current assets as of December 31, 2011 and is no longer being depreciated. The Company expects to complete a sale of this facility within one year.

On February 2, 2012, the Company agreed to backstop €300 million (approximately $395 million) of financing measures that are being initiated by Sky Deutschland.

RESULTS OF OPERATIONS

Results of Operations—For the three and six months ended December 31, 2011 versus the three and six months ended December 31, 2010

The following table sets forth the Company’s operating results for the three and six months ended December 31, 2011, as compared to the three and six months ended December 31, 2010.

	For the three months ended December 31,			For the six months ended December 31,
	2011	2010	% Change	2011	2010	% Change
	(in millions, except %)
Revenues	$8,975	$8,761	2%	$16,934	$16,187	5%

Operating expenses	(5,583)	(5,605)	—%	(10,336)	(10,148)	2%
Selling, general and administrative	(1,614)	(1,589)	2%	(3,141)	(3,050)	3%
Depreciation and amortization	(281)	(280)	—%	(575)	(554)	4%
Impairment and restructuring charges	(36)	(275)	(87)%	(127)	(282)	(55)%
Equity earnings of affiliates	142	67	* *	263	161	63%
Interest expense, net	(257)	(230)	12%	(515)	(462)	11%
Interest income	29	28	4%	65	54	20%
Other, net	125	(12)	* *	(5)	(22)	(77)%

Income before income tax expense	1,500	865	73%	2,563	1,884	36%
Income tax expense	(373)	(190)	96%	(650)	(400)	63%

Net income	1,127	675	67%	1,913	1,484	29%
Less: Net income attributable to noncontrolling interests	(70)	(33)	* *	(118)	(67)	76%

Net income attributable to News Corporation stockholders	$1,057	$642	65%	$1,795	$1,417	27%

**	not meaningful

Overview—The Company’s revenues increased 2% and 5% for the three and six months ended December 31, 2011, respectively, as compared to the corresponding periods of fiscal 2011. The increases were primarily due to revenue increases at the Filmed Entertainment, Cable Network Programming and Television segments. The Filmed Entertainment segment’s revenues increased primarily due to the inclusion of revenues from Shine Limited (“Shine”) which was acquired in fiscal 2011 and higher digital distribution revenues from the licensing of the Company’s television content. The increases at the Cable Network Programming segment primarily resulted from increases in net affiliate and advertising revenues. The Television segment’s revenues increased primarily due to increased advertising revenues. These revenue increases were partially offset by decreased revenues at the Publishing and Other segments. Revenues at the Publishing segment decreased primarily due to decreases at the Company’s newspaper businesses due to lower revenues in the U.K. principally resulting from the closure of The News of the World in July 2011 and lower advertising revenues at the Australian newspapers. The decreases at the Other segment primarily resulted from the dispositions of Myspace, Fox Mobile and News Outdoor Russia.

Operating expenses decreased $22 million for the three months ended December 31, 2011 as compared to the corresponding period of fiscal 2011, primarily due to lower releasing costs at the Filmed Entertainment segment and decreased operating expenses at the Other segment resulting from the disposals of Myspace, Fox Mobile and News Outdoor Russia. The operating expense decreases for the three months ended December 31, 2011 were partially offset by the inclusion of operating expenses related to Shine which was acquired in fiscal 2011 and higher programming costs at the Television segment. Operating expenses increased $188 million for the six months ended December 31, 2011 as compared to the corresponding period of fiscal 2011, primarily due to the inclusion of operating expenses related to Shine, higher programming costs at the Cable Network

Programming and Television segments and net foreign exchange fluctuations. The operating expense increases for the six months ended December 31, 2011 were partially offset by lower releasing costs at the Filmed Entertainment segment and decreased operating expenses at the Other segment resulting from the dispositions noted above.

Selling, general and administrative expenses increased 2% and 3% for the three and six months ended December 31, 2011, respectively, as compared to the corresponding periods of fiscal 2011, primarily due to legal and professional fees related to The News of the World investigations and litigation and costs for related civil settlements of $87 million and $104 million, respectively, as well as the inclusion of expenses related to Shine which was acquired in fiscal 2011. These increases were offset by decreased expenses at the Other segment resulting from the disposals of Myspace, Fox Mobile and News Outdoor Russia.

Depreciation and amortization for the three and six months ended December 31, 2011 increased $1 million and $21 million, respectively, as compared to the corresponding periods of fiscal 2011, primarily due to higher set-top box depreciation at the DBS segment, higher depreciation at the Publishing segment due to additional property, plant and equipment placed into service and additional depreciation and amortization from the fiscal 2011 acquisition of Shine at the Filmed Entertainment segment. These increases were partially offset by lower depreciation and amortization at the Other segment due to the disposals of Myspace, Fox Mobile and News Outdoor Russia.

Impairment and restructuring charges—During the three and six months ended December 31, 2011, the Company recorded restructuring charges of $36 million and $127 million, respectively, of which $32 million and $119 million, respectively, related to the newspaper businesses. The Company has reorganized portions of the newspaper businesses and has recorded restructuring charges primarily for termination benefits as a result of the shutdown of The News of the World and certain organizational restructurings at other newspapers.

During the second quarter of fiscal 2011, the Company recorded restructuring charges of approximately $107 million. These charges were a result of an organizational restructuring of the Company’s digital media properties to align resources more closely with business priorities and consisted of facility related costs of $88 million, severance costs of $17 million and other associated costs of $2 million.

During the second quarter of fiscal 2011, the Company performed an interim impairment assessment of the Digital Media Group reporting unit’s goodwill. As a result of the review performed, the Company recorded a non-cash goodwill impairment charge of $168 million during the three and six months ended December 31, 2010.

Equity earnings of affiliates—Equity earnings of affiliates increased $75 million and $102 million for the three and six months ended December 31, 2011, respectively, as compared to the corresponding periods of fiscal 2011, primarily due to the gain on the sale of a portion of the Company’s BSkyB shares and improved results from BSkyB and Sky Deutschland AG (“Sky Deutschland”). For the six months ended December 31, 2011, these increases were partially offset by the absence of a gain recognized by BSkyB in the corresponding period of fiscal 2011 related to a business disposal.

	For the three months ended December 31,				For the six months ended December 31,
	2011	2010	% Change		2011	2010	% Change
	(in millions, except %)
DBS equity affiliates	$132	$31	*	*	$255	$134	90%
Cable channel equity affiliates	(1)	28	*	*	(1)	25	*	*
Other equity affiliates	11	8	38%		9	2	*	*

Total equity earnings of affiliates	$142	$67	*	*	$263	$161	63%

**	not meaningful

Interest expense, net—Interest expense, net increased $27 million and $53 million for the three and six months ended December 31, 2011, respectively, as compared to the corresponding periods of fiscal 2011, primarily due to interest related to the $2.5 billion in senior notes issued in February 2011, partially offset by the fiscal 2011 partial repayment of the $500 million senior debentures due February 2013.

Other, net—

	For the three months ended December 31,		For the six months ended December 31,
	2011	2010	2011	2010
	(in millions)
Gain on FPAS transaction(a)	$158	$—	$158	$—
Change in fair value of SkyD convertible securities(b)	(7)	—	(89)	—
BSkyB termination fee(b)	—	—	(63)	—
Gain on STAR China transaction(a)	—	57	—	57
Loss on disposal of Fox Mobile(a)	—	(28)	—	(28)
Other	(26)	(41)	(11)	(51)

Total Other, net	$125	$(12)	$(5)	$(22)

(a)	See Note 2—Acquisitions, Disposals and Other Transactions to the accompanying unaudited consolidated financial statements.
(b)	See Note 6—Investments to the accompanying unaudited consolidated financial statements.

Income tax expense—The effective income tax rate for the three and six months ended December 31, 2011 was 25% which was lower than the statutory rate of 35%, primarily due to the non-taxable gain related to the consolidation of FPAS, the recognition of tax benefits from the disposition of certain businesses, and permanent differences.

The effective income tax rates for the three and six months ended December 31, 2010 were 22% and 21%, respectively, which were lower than the statutory rate of 35%, primarily due to the resolution of tax matters, the tax benefit related to the disposition of assets, and permanent differences.

Net income—Net income increased for the three and six months ended December 31, 2011 as compared to the corresponding periods of fiscal 2011, primarily due to the revenue increases noted above, the gain on the FPAS transaction and the absence of the impairment charge recorded in the second quarter of fiscal 2011. The net income increases for the six months ended December 31, 2011 were partially offset by the BSkyB termination fee and the change in fair value of Sky Deutschland convertible securities.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased for the three and six months ended December 31, 2011 as compared to the corresponding periods of fiscal 2011, primarily due to higher results at the Company’s majority-owned businesses and the issuance of a noncontrolling interest in a majority-owned subsidiary.

Segment Analysis:

The following table sets forth the Company’s revenues and segment operating income (loss) for the three and six months ended December 31, 2011 as compared to the three and six months ended December 31, 2010.

	For the three months ended December 31,			For the six months ended December 31,
	2011	2010	% Change	2011	2010	% Change
	(in millions, except %)
Revenues:
Cable Network Programming	$2,161	$1,974	9%	$4,281	$3,846	11%
Filmed Entertainment	2,063	1,809	14%	3,841	3,312	16%
Television	1,520	1,369	11%	2,443	2,220	10%
Direct Broadcast Satellite Television	947	944	—%	1,869	1,800	4%
Publishing	2,130	2,346	(9)%	4,199	4,392	(4)%
Other	154	319	(52)%	301	617	(51)%

Total revenues	$8,975	$8,761	2%	$16,934	$16,187	5%

Segment operating income (loss):
Cable Network Programming	$882	$735	20%	$1,657	$1,394	19%
Filmed Entertainment	393	189	* *	740	469	58%
Television	189	151	25%	322	256	26%
Direct Broadcast Satellite Television	6	(12)	* *	125	70	79%
Publishing	218	380	(43)%	328	558	(41)%
Other	(191)	(156)	22%	(290)	(312)	(7)%

Total segment operating income	$1,497	$1,287	16%	$2,882	$2,435	18%

**	not meaningful

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

	For the three months ended December 31,		For the six months ended December 31,
	2011	2010	2011	2010
	(in millions)
Total segment operating income	$1,497	$1,287	$2,882	$2,435
Impairment and restructuring charges	(36)	(275)	(127)	(282)
Equity earnings of affiliates	142	67	263	161
Interest expense, net	(257)	(230)	(515)	(462)
Interest income	29	28	65	54
Other, net	125	(12)	(5)	(22)

Income before income tax expense	$1,500	$865	$2,563	$1,884

Cable Network Programming (25% and 24% of the Company’s consolidated revenues in the first six months of fiscal 2012 and 2011, respectively)

For the three and six months ended December 31, 2011, revenues at the Cable Network Programming segment increased $187 million, or 9%, and $435 million, or 11%, respectively, as compared to the corresponding periods of fiscal 2011, primarily due to higher net affiliate and advertising revenues. Domestic net affiliate revenues increased 9% for both the three and six months ended December 31, 2011, primarily due to increases at the RSNs and FX. Domestic advertising revenues increased 6% and 9% for the three and six months ended December 31, 2011, respectively, primarily due to increases at FX and FOX News. Also contributing to these increases in net affiliate and advertising revenues was the positive impact from the absence of the carriage agreement renewal disputes included in the corresponding periods of fiscal 2011, which resulted in a loss of revenue of approximately $30 million. For the three and six months ended December 31, 2011, international net affiliate revenues increased 19% and 21%, respectively, and international advertising revenues increased 5% and 13%, respectively, primarily due to increases at FIC in Latin America.

For the three and six months ended December 31, 2011, domestic net affiliate revenues increased primarily due to higher average rates per subscriber at FX, FOX News and the RSNs as well as increases in the number of subscribers at FX and the RSNs, net of allowances at the RSNs related to the NBA lockout during the 2011-12 NBA season. For the three and six months ended December 31, 2011, advertising revenues increased at FOX News and FX primarily due to higher pricing and volume. The increases in domestic advertising revenues for the three and six months ended December 31, 2011 were partially offset by decreased advertising revenues at the RSNs due to fewer NBA telecasts resulting from the NBA lockout.

The Company’s international cable operations’ revenues increased for the three and six months ended December 31, 2011 as compared to the corresponding periods of fiscal 2011, primarily due to higher net affiliate and advertising revenues at FIC. The higher net affiliate revenues resulted primarily from increases in the number of subscribers at FIC in Latin America. The higher advertising revenues at FIC were due to improved advertising markets in Latin America. For the six months ended December 31, 2011 advertising revenue at STAR in India also increased due to higher pricing, increased market share and improved ratings.

For the three and six months ended December 31, 2011, operating income at the Cable Network Programming segment increased $147 million, or 20%, and $263 million, or 19%, respectively, as compared to the corresponding periods of fiscal 2011. The fiscal 2012 periods included a net benefit of approximately $55 million due to the NBA lockout primarily due to reduced rights costs. Also contributing to the operating income increases were the revenue increases noted above, partially offset by $40 million and $172 million increases in expenses, respectively, due to higher entertainment programming costs.

Filmed Entertainment (23% and 20% of the Company’s consolidated revenues in the first six months of fiscal 2012 and 2011, respectively)

For the three and six months ended December 31, 2011, revenues at the Filmed Entertainment segment increased $254 million, or 14%, and $529 million, or 16%, respectively, as compared to the corresponding periods of fiscal 2011. The revenue increases were primarily due to the inclusion of revenues from Shine which was acquired in fiscal 2011 and approximately $200 million in digital distribution revenues from the licensing of the Company’s television content. Also contributing to the revenue increase for the six months ended December 31, 2011 was higher licensing revenues from Avatar. The revenue increases were partially offset by decreased home entertainment and worldwide theatrical revenues. The three and six months ended December 31, 2011 included the worldwide theatrical and home entertainment success of Rise of the Planet of the Apes and the home entertainment success of Rio and X-Men: First Class as compared to the corresponding fiscal 2011 periods which included the home entertainment and pay television performances of Avatar and the worldwide theatrical success of The Chronicles of Narnia: Voyage of the Dawn Treader, Unstoppable and Knight & Day.

For the three and six months ended December 31, 2011, the Filmed Entertainment segment’s operating income increased $204 million and $271 million, respectively, as compared to the corresponding periods of fiscal 2011. The increases in operating income were primarily due to the revenue increases noted above and lower releasing costs, partially offset by the inclusion of expenses at Shine and higher amortization of production costs. The increase in operating income for the six months ended December 31, 2011 was also partially offset by higher participation costs.

Television (14% of the Company’s consolidated revenues in the first six months of fiscal 2012 and 2011)

For the three and six months ended December 31, 2011, revenues at the Television segment increased $151 million, or 11%, and $223 million, or 10%, respectively, as compared to the corresponding periods of fiscal 2011, primarily due to increased advertising revenues at FOX, higher NFL and MLB advertising revenues, as well as higher retransmission consent revenues. The increased revenues at FOX were due to higher pricing and improved ratings primarily due to the launch of the new series The X-Factor and New Girl. While the NFL and MLB revenue increases were impacted by higher pricing, the MLB revenue increases also included additional revenue due to the broadcast of two additional post-season games in the current fiscal year periods. Also contributing to the increase in revenues at FOX during the six months ended December 31, 2011 was the broadcast of the Emmy® Awards during fiscal 2012. The revenue increases for the three and six months ended December 31, 2011 were partially offset by lower political advertising revenues at the television stations owned by the Company due to the 2010 mid-term elections in fiscal 2011.

For the three and six months ended December 31, 2011, operating income at the Television Segment increased $38 million, or 25%, and $66 million, or 26%, respectively, as compared to the corresponding periods of fiscal 2011. The increases were primarily due to the revenue increases noted above, partially offset by higher prime-time entertainment and sports programming costs and higher marketing costs in support of the launch of the new series.

Direct Broadcast Satellite Television (11% of the Company’s consolidated revenues in the first six months of fiscal 2012 and 2011)

For the three and six months ended December 31, 2011, SKY Italia’s revenues increased $3 million and $69 million, respectively, as compared to the corresponding periods of fiscal 2011. For the three months ended December 31, 2011, revenues, on a local currency basis, increased by 1%, as compared to the corresponding period of fiscal 2011, primarily due to an increase in advertising and subscription revenues. For the six months ended December 31, 2011, revenues, on a local currency basis, were consistent with the corresponding period of fiscal 2011, as higher advertising revenues were offset by lower subscription revenues and the absence of FIFA World Cup revenues. During the six months ended December 31, 2011, the weakening of the U.S. dollar against the Euro resulted in an increase in revenues of approximately $73 million as compared to the corresponding period of fiscal 2011. SKY Italia had a net increase of approximately 23,000 subscribers during the second quarter of fiscal year 2012, which increased SKY Italia’s total subscriber base to 5 million at December 31, 2011. The total churn for the three months ended December 31, 2011 was approximately 153,000 subscribers on an average subscriber base of 5 million, as compared to churn of approximately 143,000 subscribers on an average subscriber base of 4.8 million in the corresponding period of fiscal 2011. Subscriber churn for the period represents the number of SKY Italia subscribers whose service was disconnected during the period.

Average revenue per subscriber (“ARPU”) of approximately €41 in both the three and six months ended December 31, 2011 decreased from approximately €42 reported in the corresponding periods of fiscal 2011. The decreases in ARPU for the three and six months ended December 31, 2011 were primarily due to lower average tier mix and the timing of various pricing promotions which was partially offset by a recent price increase. SKY Italia calculates ARPU by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue for the period. Average subscribers are calculated for the respective periods by adding the beginning and ending subscribers for the period and dividing by two.

Subscriber acquisition costs per subscriber (“SAC”) of approximately €430 in the second quarter of fiscal 2012 increased from the second quarter of fiscal 2011, primarily due to higher gross addition marketing costs per subscriber and commissions. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross SKY Italia subscribers added during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly by SKY Italia to subscribers and the costs related to installation and acquisition advertising net of any upfront activation fee. SKY Italia excludes the value of equipment capitalized under SKY Italia’s equipment lease program, as well as payments and the value of returned equipment related to disconnected lease program subscribers from subscriber acquisition costs.

For the three and six months ended December 31, 2011, SKY Italia’s operating results increased $18 million and $55 million, respectively, as compared to the corresponding periods of fiscal 2011. The increase for the three months ended December 31, 2011 was primarily due to the revenue increases noted above and lower operating expenses and programming costs. The increase for the six months ended December 31, 2011 was primarily due to favorable foreign exchange fluctuations, the absence of prior year’s rebranding campaign and lower programming costs due to the absence of the FIFA World Cup. During the six months ended December 31, 2011, the weakening of the U.S. dollar against the Euro resulted in an increase in operating income of approximately $11 million as compared to the corresponding period of fiscal 2011.

Publishing (25% and 27% of the Company’s consolidated revenues in the first six months of fiscal 2012 and 2011, respectively)

For the three and six months ended December 31, 2011, revenues at the Publishing segment decreased $216 million, or 9%, and $193 million, or 4%, respectively, as compared to the corresponding periods of fiscal 2011, primarily due to decreases at the Company’s newspaper businesses. The decreases at the Company’s newspaper businesses were primarily due to lower revenues in the U.K. principally resulting from the shutdown of The News of the World in July 2011 and lower advertising revenues at the Australian newspapers. Also contributing to the revenue declines were lower advertising revenues at the integrated marketing services business resulting from lower volume of in-store marketing products. The decrease in revenues during the six months ended December 31, 2011 was partially offset by higher advertising and circulation revenues at The Wall Street Journal. The weakening of the U.S. dollar against local currencies, primarily the Australian dollar, resulted in revenue increases of approximately $46 million and $135 million for the three and six months ended December 31, 2011, respectively, as compared to the corresponding periods of fiscal 2011.

For the three and six months ended December 31, 2011, operating income at the Publishing segment decreased $162 million, or 43%, and $230 million, or 41%, respectively, as compared to the corresponding periods of fiscal 2011. The decreases in operating income for the three and six months ended December 31, 2011 were primarily due to the lower revenues noted above. The weakening of the U.S. dollar against local currencies, primarily the Australian Dollar, resulted in operating income increases of approximately $7 million and $14 million for the three and six months ended December 31, 2011, respectively, as compared to the corresponding periods of fiscal 2011.

Other (2% and 4% of the Company’s consolidated revenues in the first six months of fiscal 2012 and 2011, respectively)

For the three and six months ended December 31, 2011, revenues at the Other segment decreased approximately $165 million, or 52%, and $316 million, or 51%, respectively, as compared to the corresponding periods of fiscal 2011, primarily due to the dispositions of Myspace, Fox Mobile and News Outdoor Russia. The revenue decreases were partially offset by the inclusion of revenues from Wireless Generation which was acquired in fiscal 2011.

Operating results for the three months ended December 31, 2011 decreased $35 million, or 22%, as compared to the corresponding periods of fiscal 2011, primarily due to the impact of legal and professional fees related to The News of the World investigations and litigation and costs for related civil settlements as well as the inclusion of costs from Wireless Generation, partially offset by the net impact of the dispositions noted above. Operating results for the six months ended December 31, 2011 increased $22 million, or 7%, as the impact of legal and professional fees related to The News of the World investigations and litigation and costs for related civil settlements and the inclusion of costs from Wireless Generation were more than offset by the net impact of the dispositions noted above.

Liquidity and Capital Resources

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has a $2.25 billion revolving credit facility, which expires in May 2012, and has access to various film co-production alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of December 31, 2011, the availability under the revolving credit facility was reduced by stand-by letters of credit issued which totaled approximately $73 million. As of December 31, 2011, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television products.

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

Sources and uses of cash

Net cash provided by operating activities for the six months ended December 31, 2011 and 2010 was as follows (in millions):

For the six months ended December 31,	2011	2010
Net cash provided by operating activities	$596	$653

The decrease in net cash provided by operating activities during the six months ended December 31, 2011 as compared to the corresponding period of fiscal 2011 primarily reflects higher sports rights and programming payments, lower cash receipts at the Publishing segment due to lower advertising receipts and contributions from The News of the World and higher tax and interest payments. These decreases were partially offset by higher affiliate receipts at the Cable Network Programming segment, higher advertising receipts at the Television segment and higher licensing revenues, lower releasing costs and lower participation payments at the Filmed Entertainment segment.

Net cash used in investing activities for the six months ended December 31, 2011 and 2010 was as follows (in millions):

For the six months ended December 31,	2011	2010
Net cash used in investing activities	$(847)	$(756)

The increase in net cash used in investing activities during the six months ended December 31, 2011 as compared to the corresponding period of fiscal 2011 was primarily due to the cash paid for the FPAS acquisition. This use of cash was partially offset by higher cash proceeds from disposals as a result of the disposition of News Outdoor Russia during the six months ended December 31, 2011.

Net cash used in financing activities for the six months ended December 31, 2011 and 2010 was as follows (in millions):

For the six months ended December 31,	2011	2010
Net cash used in financing activities	$(2,799)	$(316)

The increase in net cash used in financing activities for the six months ended December 31, 2011 as compared to the corresponding period of fiscal 2011 was primarily due to share repurchases of approximately $2.5 billion during the six months ended December 31, 2011, with no comparable share repurchases in the corresponding period of fiscal 2011.

Debt Instruments

	For the six months ended December 31,
	2011	2010
	(in millions)
Borrowings
All other	—	12

Total borrowings	$—	$12

Repayments of borrowings
Bank loans	(32)	(14)
All other	—	(15)

Total repayment of borrowings	$(32)	$(29)

Ratings of the Public Debt

The table below summarizes the Company’s credit ratings as of December 31, 2011.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa 1	Stable
S&P	BBB+	CreditWatch/Negative

Revolving Credit Agreement

In May 2007, NAI entered into a credit agreement (the “Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein (the “Lenders”), Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent. The Credit Agreement provides a $2.25 billion unsecured revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit and has a maturity date of May 2012. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. NAI pays a facility fee of 0.08% regardless of facility usage. NAI pays interest for borrowings at LIBOR plus 0.27% and pays commission fees on letters of credit at 0.27%. NAI pays an additional fee of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. As of December 31, 2011, approximately $73 million in standby letters of credit, for the benefit of third parties, were outstanding.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of December 31, 2011 and June 30, 2011 were $61,824 million and $49,132 million, respectively. The increase from June 30, 2011 was primarily due to the new agreement with the National Football League, renewals of certain rights at our RSNs and international sports programming rights.

Guarantees

The Company’s guarantees have not changed significantly from disclosures included in the 2011 Form 10-K.

Contingencies

Other than as disclosed in the notes to the accompanying unaudited Consolidated Financial Statements of News Corporation, the Company is party to several purchase and sale arrangements which become exercisable over the next ten years by the Company or the counter-party to the agreement. None of these arrangements that become exercisable in the next twelve months are material. Purchase arrangements that are exercisable by the counter-party to the agreement, and that are outside the sole control of the Company, are accounted for in accordance with ASC 480-10-S99-3A “Distinguishing Liabilities from Equity.” Accordingly, the fair values of such purchase arrangements are classified in redeemable noncontrolling interests.

As disclosed in the notes to the accompanying unaudited Consolidated Financial Statements of News Corporation, U.K. and U.S. regulators and governmental authorities are conducting investigations initiated in 2011 after allegations of phone hacking and inappropriate payments to police at our former publication, The News of the World, and other related matters, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is cooperating fully with these investigations. It is possible that these proceedings could damage our reputation and might impair our ability to conduct our business.

The Company is not able to predict the ultimate outcome or cost associated with these investigations. Violations of law may result in civil, administrative or criminal fines or penalties. The Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. At December 31, 2011, the Company has provided for its best estimate of the liability for the claims that have been filed. The Company has announced a process under which parties can pursue claims against the Company, and management believes that it is probable that additional claims will be filed. It is not possible to estimate the liability for such additional claims given the early stage of this matter and the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision for such matters. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could affect the Company’s results of operations and financial condition.

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

Although the Company determined that the goodwill included in the consolidated balance sheets was not impaired as a result of the annual impairment tests performed as of June 30, 2011, the Company continues to monitor the goodwill at its Digital Media Group reporting unit as well as at a reporting unit included in its Publishing segment. Goodwill was $242 million and $1.7 billion, respectively, as of December 31, 2011 at these reporting units where goodwill is at risk for future impairment.

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

At December 31, 2011, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $131 million (including the Company’s non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $61 million at December 31, 2011.

Interest Rates

The Company’s current financing arrangements and facilities include approximately $15,454 million of outstanding fixed-rate debt and the Credit Agreement, which carries variable interest. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. As of December 31, 2011, substantially all of the Company’s financial instruments with exposure to interest rate risk were denominated in U.S. dollars and had an aggregate fair value of approximately $17,697 million. The potential change in fair market value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $952 million at December 31, 2011.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity affiliates and had an aggregate fair value of approximately $9,385 million as of December 31, 2011. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $8,447 million. Such a hypothetical decrease would result in a before tax decrease in comprehensive income of approximately $23 million, as any changes in fair value of the Company’s equity affiliates are not recognized unless deemed other-than-temporary, as these investments are accounted for under the equity method.

Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk at December 31, 2011 or June 30, 2011 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At December 31, 2011, the Company did not anticipate nonperformance by any of the counterparties.

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 14, 2006, a purported class action lawsuit, captioned Jim Brown v. Brett C. Brewer, et al., was filed against certain former Intermix directors and officers in the United States District Court for the Central District of California. The plaintiff asserted claims for alleged violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9, as well as control person liability under Section 20(a) of the Exchange Act. The plaintiff alleged that certain defendants disseminated false and misleading definitive proxy statements on two occasions: one on December 30, 2003 in connection with the stockholder vote on January 29, 2004 on the election of directors and ratification of financing transactions with certain entities of VantagePoint; and another on August 25, 2005 in connection with the stockholder vote on the FIM Transaction. The complaint named as defendants certain VantagePoint related entities, the former general counsel and the members of the Intermix Board who were incumbent on the dates of the respective proxy statements. Intermix was not named as a defendant, but has certain indemnity obligations to the former officer and director defendants in connection with these claims and allegations. On August 25, 2006, plaintiff amended his complaint to add certain investment banks (the “Investment Banks”) as defendants. Intermix has certain indemnity obligations to the Investment Banks as well. Plaintiff amended his complaint again on September 27, 2006, which defendants moved to dismiss. On February 9, 2007, the case was transferred to Judge George H. King, the judge assigned to the LeBoyer action, on the grounds that it raises substantially related questions of law and fact as LeBoyer, and would entail substantial duplication of labor if heard by different judges. On June 11, 2007, Judge King ordered the Brown case be consolidated with the LeBoyer action, ordered plaintiffs’ counsel to file a consolidated first amended complaint, and further ordered the parties to file a joint brief on defendants’ contemplated motion to dismiss the consolidated first amended complaint. On July 11, 2007, plaintiffs filed the consolidated first amended complaint, which defendants moved to dismiss. By order dated January 17, 2008, Judge King granted defendants’ motion to dismiss the 2003 proxy claims (concerning VantagePoint transactions) and the 2005 proxy claims (concerning the FIM Transaction), as well as a claim against the VantagePoint entities alleging unjust enrichment. The court found it unnecessary to rule on dismissal of the remaining claims, which are related to the 2005 FIM Transaction, because the dismissal disposed of those claims. On February 8, 2008, plaintiffs filed a consolidated second amended complaint, which defendants moved to dismiss on February 28, 2008. By order dated July 15, 2008, the court granted in part and denied in part defendants’ motion to dismiss. The 2003 claims and the claims against the Investment Banks were dismissed with prejudice. The Section 14(a), Section 20(a) and the breach of fiduciary duty claims related to the FIM Transaction remain against the officer and director defendants and the VantagePoint defendants. On November 14, 2008, plaintiff filed a motion for class certification to which defendants filed their opposition on January 14, 2009. On June 22, 2009, the court granted plaintiff’s motion for class certification, certifying a class of all holders of Intermix common stock from July 18, 2005 through consummation of the FIM Transaction, who were allegedly harmed by defendants’ improper conduct as set forth in the complaint. The parties have completed fact and expert discovery. On June 17, 2010, the court granted in part and denied in part defendants’ summary judgment motion filed on October 19, 2009. Specifically, the court denied plaintiff’s motion for summary adjudication of a factual issue and denied defendants’ motion to exclude plaintiff’s damages expert, which was filed on November 30, 2009. In the court’s June 17, 2010 order, the court found that plaintiff could not proceed on any fiduciary duty claim based upon alleged violations of the duty of care, but found material issues of fact prohibiting summary judgment on alleged violations of fiduciary duty of loyalty. On plaintiff’s Section 14(a) claim, the court found material issues of fact that prohibited summary judgment on the entire claim, but granted defendants’ motion as to certain purported omissions, finding the allegedly omitted information immaterial. Further, the court granted defendants’ motion as to two damage theories for the Section 14(a) claim, finding benefit of the bargain damages not viable and lost opportunity damages too speculative, and permitting plaintiff to proceed only based upon a theory of out-of-pocket damages. No trial date was set. On October 21, 2010, the parties agreed to a settlement of the action, which is subject to approval by the court. A formal stipulation of settlement was submitted to the court for its approval on December 28, 2010 and the Company recognized the terms of this settlement in its results of operations. The terms of this settlement were not material to the Company. On February 18, 2011, the court granted preliminary approval of the settlement. Plaintiff’s counsel supervised notice of the settlement to the class. The notice provided class members with an opportunity to object. Two shareholders filed objections to the settlement with the court in April 2011. Both objectors had counsel appear on their behalf at a hearing on May 16, 2011 where the court considered plaintiff’s motion for final approval of the settlement and plaintiff’s counsel’s motion for attorneys’ fees, which will come out of the settlement funds. At the hearing, the court did not rule on the motions and instead ordered that plaintiff, objector Trafelet & Co., and defendants submit joint briefing with respect to certain of Trafelet’s objections. The joint brief was filed on June 10, 2011. The joint brief narrowed the objections to allocation of the settlement amount and sufficiency of the notice as it pertains to how the settlement funds will be allocated. The joint brief contained no objection to the settlement itself. On September 29, 2011, the court entered an order rejecting the settlement in so far as the court found that the proposed plan of allocation was not fair, adequate and reasonable because certain members of the certified class are releasing their claims under the settlement, but under the proposed plan, they will not be receiving any of the settlement proceeds. The court ordered the parties to submit a new plan of allocation within 30 days and stated that it will issue appropriate orders after reviewing the new plan. The court order had no effect on the settlement amount. Plaintiff and Trafelet submitted competing revised plans of allocation of the settlement proceeds. On December 19, 2011, the court set a hearing for January 12, 2012 to consider these plans and whether further notice should be provided to the class if the court were to approve a revised plan of allocation. The court heard argument on the issues of allocation and notice on January 12, 2012. The court has not issued its formal order setting forth the revised plan of allocation yet. Any objections to the revised plan are set to be heard by the court on March 19, 2012.

Shareholder Litigation

On March 16, 2011, a complaint seeking to compel the inspection of the Company’s books and records pursuant to 8 Del. C. § 220, captioned Central Laborers Pension Fund v. News Corporation, was filed in the Delaware Court of Chancery. The plaintiff requested the Company’s books and records to investigate alleged possible breaches of fiduciary duty by the directors of the Company in connection with the Company’s purchase of Shine (the “Shine Transaction”). The Company moved to dismiss the action. On November 30, 2011, the court issued an order granting the Company’s motion and dismissing the complaint. The plaintiff filed a notice of appeal on December 13, 2011.

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

The court has entered a renewed scheduling order whereby the defendants are scheduled to move to dismiss the Second Amended Complaint. The defendants filed opening briefs in support of such motions on November 14, 2011. Plaintiffs filed their answering briefs on December 23, 2011. Reply briefs in support of the motions to dismiss were filed on January 31, 2012. There is no hearing date set.

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

The Wilder Litigation, the Stricklin Litigation and the Iron Workers Litigation are all now before the judge in the Shields Litigation. On November 21, 2011, the court issued an order setting a briefing schedule for the defendants’ motion to stay the Stricklin Litigation, the Iron Workers Litigation and the Shields Litigation pending the outcome of the consolidated action pending in the Delaware Court of Chancery. On December 8, 2011, the defendants and the Company, as a nominal defendant, served their motion to stay. Opposition briefs were served by Stricklin, Iron Workers and Shields. Reply briefs in support of the motion to stay were filed on January 24, 2012. No hearing date is set. In the Wilder Litigation, there are competing motions for appointment of lead plaintiff and lead counsel pending.

The Company and its Board of Directors believe these shareholder claims are entirely without merit, and intend to vigorously defend these actions.

The News of the World Investigations and Litigation

U.K. and U.S. regulators and governmental authorities are conducting investigations initiated in 2011 after allegations of phone hacking and inappropriate payments to police at our former publication, The News of the World, and other related matters, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is cooperating fully with these investigations. It is possible that these proceedings could damage our reputation and might impair our ability to conduct our business.

The Company is not able to predict the ultimate outcome or cost associated with these investigations. Violations of law may result in civil, administrative or criminal fines or penalties. The Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. As of December 31, 2011, the Company has provided for its best estimate of the liability for the claims that have been filed. The Company has announced a process under which parties can pursue claims against the Company, and management believes that it is probable that additional claims will be filed. It is not possible to estimate the liability for such additional claims given the early stage of this matter and the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision for such matters. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could affect the Company’s results of operations and financial condition.

HarperCollins

Commencing on August 9, 2011, twenty-nine purported consumer class actions have been filed in the U.S. District Courts for the Southern District of New York and for the Northern District of California, which relate to the decisions by certain publishers, including HarperCollins Publishers L.L.C. (“HarperCollins”), to begin selling their eBooks pursuant to an agency relationship. While the complaints contain some substantive differences, the cases are similar and all involve allegations that certain named defendants in the book publishing and distribution industry, including HarperCollins, violated the antitrust and unfair competition laws by virtue of the switch to the agency model for eBooks. The actions seek as relief treble damages, injunctive relief and attorneys’ fees. The defendants filed a motion with the Judicial Panel on Multidistrict Litigation (“JPML”) to transfer and consolidate these various class actions in the Southern District of New York. That motion to transfer and consolidate was heard by the JPML on December 1, 2011. Shortly thereafter, the JPML transferred twenty-seven of the cases to the Honorable Denise L. Cote in the Southern District of New York. It is anticipated that the remaining two cases will be similarly transferred. On December 20, 2011, Judge Cote held a status conference and set a schedule for the multi-district litigation. On January 20, 2012, plaintiffs filed a consolidated amended complaint, again alleging that certain named defendants, including HarperCollins, violated the antitrust and unfair competition laws by virtue of the switch to the agency model for eBooks. Defendants’ response is due on March 2, 2012. On January 26, 2012, one of the class plaintiffs voluntarily dismissed his complaint without prejudice.

In addition, certain federal and state agencies in the United States and governmental competition agencies in the European Union are conducting investigations into the same alleged conduct by certain publishers, including HarperCollins. Following discussions with the European Commission, the Office of Fair Trading closed its investigation in favor of the European Commission’s investigation on December 6, 2011. HarperCollins currently is cooperating with these investigations.

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

U.K. and U.S. regulators and governmental authorities are conducting investigations initiated in 2011 after allegations of phone hacking and inappropriate payments to police at our former publication, The News of the World, and other related matters, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is cooperating fully with these investigations.

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

In June 2005, the Company announced a stock repurchase program under which the Company is authorized to acquire from time to time up to an aggregate of $3 billion in Class A Common Stock and Class B Common Stock. In May 2006, the Company announced that the Board increased the total amount of the stock repurchase program to $6 billion. In July 2011, the Company announced that the Board had authorized increasing the total amount of the stock repurchase program remaining by approximately $3.2 billion to $5 billion. The remaining authorized amount under the Company’s stock repurchase program at December 31, 2011, excluding commissions, was approximately $2.5 billion.

Below is a summary of the Company’s purchases of its Class A Common Stock during the three months ended December 31, 2011:

	Total Number of Shares Purchased	Average Price per Share	Total Cost of Purchase
			(in millions)
October	33,250,000	$16.43	$546
November	26,250,000	16.93	445
December	12,360,000	17.28	214

Total	71,860,000		$1,205

The Company did not purchase any of its Class B Common Stock during the three months ended December 31, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits.

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2011 and 2010; (ii) Consolidated Balance Sheets at December 31, 2011 (unaudited) and June 30, 2011 (audited); (iii) Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 2011 and 2010; and (iv) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ David F. DeVoe
David F. DeVoe Senior Executive Vice President and Chief Financial Officer

Date:    February 8, 2012