Form 10-Q
period 2012-03-31
NEWS CORP
filed 2012-05-10
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

NEWS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 4, 2012, 1,623,066,699 shares of Class A Common Stock, par value $0.01 per share, and 798,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	For the three months ended March 31,		For the nine months ended March 31,
	2012	2011	2012	2011
Revenues	$8,402	$8,256	$25,336	$24,443

Operating expenses	(5,216)	(5,322)	(15,552)	(15,470)
Selling, general and administrative	(1,580)	(1,588)	(4,721)	(4,638)
Depreciation and amortization	(294)	(283)	(869)	(837)
Impairment and restructuring charges	(27)	(3)	(154)	(285)
Equity earnings of affiliates	204	111	467	272
Interest expense, net	(258)	(244)	(773)	(706)
Interest income	26	31	91	85
Other, net	27	(19)	22	(41)

Income before income tax expense	1,284	939	3,847	2,823
Income tax expense	(281)	(257)	(931)	(657)

Net income	1,003	682	2,916	2,166
Less: Net income attributable to noncontrolling interests	(66)	(43)	(184)	(110)

Net income attributable to News Corporation stockholders	$937	$639	$2,732	$2,056

Weighted average shares:
Basic	2,468	2,626	2,527	2,624
Diluted	2,475	2,631	2,534	2,628

Net income attributable to News Corporation stockholders per share:
Basic	$0.38	$0.24	$1.08	$0.78
Diluted	$0.38	$0.24	$1.08	$0.78

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	At March 31, 2012	At June 30, 2011
	(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents	$10,686	$12,680
Receivables, net	6,616	6,330
Inventories, net	2,864	2,332
Other	689	442

Total current assets	20,855	21,784

Non-current assets:
Receivables	398	350
Investments	4,718	4,867
Inventories, net	4,539	4,198
Property, plant and equipment, net	5,959	6,542
Intangible assets, net	8,341	8,587
Goodwill	14,953	14,697
Other non-current assets	1,134	955

Total assets	$60,897	$61,980

Liabilities and Equity:
Current liabilities:
Borrowings	$273	$32
Accounts payable, accrued expenses and other current liabilities	5,668	5,773
Participations, residuals and royalties payable	1,754	1,511
Program rights payable	1,373	1,298
Deferred revenue	976	957

Total current liabilities	10,044	9,571

Non-current liabilities:
Borrowings	15,187	15,463
Other liabilities	2,927	2,908
Deferred income taxes	3,692	3,712
Redeemable noncontrolling interests	602	242
Commitments and contingencies

Equity:
Class A common stock(1)	16	18
Class B common stock(2)	8	8
Additional paid-in capital	16,546	17,435
Retained earnings and accumulated other comprehensive income	11,337	12,045

Total News Corporation stockholders’ equity	27,907	29,506
Noncontrolling interests	538	578

Total equity	28,445	30,084

Total liabilities and equity	$60,897	$61,980

(1)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,646,535,979 shares and 1,828,315,242 shares issued and outstanding, net of 1,776,045,915 and 1,776,534,202 treasury shares at par at March 31, 2012 and June 30, 2011, respectively.

(2)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 313,721,702 treasury shares at par at March 31, 2012 and June 30, 2011, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the nine months ended March 31,
	2012	2011
Operating activities:
Net income	$2,916	$2,166
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	869	837
Amortization of cable distribution investments	69	69
Equity earnings of affiliates	(467)	(272)
Cash distributions received from affiliates	313	178
Impairment charges	10	168
Other, net	(22)	41
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(551)	(130)
Inventories, net	(577)	(747)
Accounts payable and other liabilities	161	168

Net cash provided by operating activities	2,721	2,478

Investing activities:
Property, plant and equipment, net of acquisitions	(651)	(817)
Acquisitions, net of cash acquired	(532)	(408)
Investments in equity affiliates	(14)	(273)
Other investments	(198)	(265)
Proceeds from dispositions	408	363

Net cash used in investing activities	(987)	(1,400)

Financing activities:
Borrowings	—	2,471
Repayment of borrowings	(32)	(417)
Issuance of shares	87	12
Repurchase of shares	(3,294)	—
Dividends paid	(323)	(257)
Purchase of subsidiary shares from noncontrolling interests	—	(116)
Sale of subsidiary shares to noncontrolling interests	—	50

Net cash (used in) provided by financing activities	(3,562)	1,743

Net (decrease) increase in cash and cash equivalents	(1,828)	2,821
Cash and cash equivalents, beginning of period	12,680	8,709
Exchange movement on opening cash balance	(166)	254

Cash and cash equivalents, end of period	$10,686	$11,784

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

The Company has an unconsolidated investment in a variable interest entity (“VIE”) and the Company’s aggregate risk of loss related to this unconsolidated VIE was approximately $550 million and $544 million as of March 31, 2012 and June 30, 2011, respectively, which consisted of debt and equity securities and a loan and was included in Investments in the consolidated balance sheets. The Company agreed to backstop financing measures that are being initiated by this VIE, of which €145 million (approximately $195 million) remains as of March 31, 2012. In addition to the financing measures, the Company agreed to loan this VIE approximately $70 million, which has not yet been requested by this VIE.

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

The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2012 includes 52 weeks, while fiscal 2011 included 53 weeks with the 53rd week falling in the fourth fiscal quarter. All references to March 31, 2012 and March 31, 2011 relate to the three and nine months ended April 1, 2012 and March 27, 2011, respectively. For convenience purposes, the Company continues to date its financial statements as of March 31.

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

In the third quarter of fiscal 2012, the Company adopted Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820, “Fair Value Measurements” (“ASC 820”). In addition, ASU 2011-04 requires additional fair value disclosures. The prospective application of the amended accounting guidance resulted in additional financial statement disclosures.

Issued

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

In September 2011, the FASB issued ASU 2011-09, “Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan” (“ASU 2011-09”). ASU 2011-09 requires enhanced qualitative and quantitative disclosures about an employer’s participation in multiemployer pension plans, including additional information about the plans, the level of an employer’s participation in the plans and the financial health of significant plans. ASU 2011-09 is retrospectively effective for the Company for the annual periods presented for the fiscal year ending June 30, 2012. The Company does not expect the adoption of this standard will have a significant impact on its consolidated financial statements as it will only impact presentation.

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

The FPAS acquisition was accounted for in accordance with ASC 805, “Business Combinations” (“ASC 805”), which requires an acquirer to remeasure its previously held equity interest in an acquiree at its acquisition date fair value and recognize the resulting gain or loss in earnings. The carrying amount of the Company’s previously held equity interest in FPAS was revalued to fair value at the acquisition date, resulting in a non-taxable gain of approximately $158 million which was included in Other, net in the unaudited consolidated statements of operations for the nine months ended March 31, 2012. In accordance with ASC 350, “Intangibles-Goodwill and Other” (“ASC 350”), the excess purchase price preliminarily allocated to goodwill will not be amortized for the FPAS acquisition. The amount allocated to goodwill is subject to change pending the completion of final valuations of certain assets and liabilities. A future reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets could reduce future earnings as a result of additional amortization.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Disposition

In July 2011, the Company sold its majority interest in its outdoor advertising businesses in Russia and Romania (“News Outdoor Russia”) for cash consideration of approximately $360 million. In connection with the sale, the Company repaid $32 million of News Outdoor Russia debt. (See Note 9—Borrowings) The Company recorded a gain related to the sale of this business, which was included in Other, net in the unaudited consolidated statements of operations for the nine months ended March 31, 2012. The gain on the sale and the net income, assets, liabilities and cash flow attributable to the News Outdoor Russia operations were not material to the Company in any of the periods presented and, accordingly, have not been presented separately.

Other

In July 2011, the Company announced that it would close its publication, The News of the World, after allegations of phone hacking and payments to public officials. As a result of management’s approval of the shutdown of The News of the World, the Company has reorganized portions of the U.K. newspaper business and has recorded restructuring charges in fiscal 2012 primarily for termination benefits and certain organizational restructuring at the U.K. newspapers. (See Note 4—Restructuring Programs) The Company is subject to several ongoing investigations by U.K. and U.S. regulators and governmental authorities, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is fully cooperating with these investigations. In addition, the Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. The Company has taken steps to solve the problems relating to The News of the World including the creation of an independently-chaired Management & Standards Committee (the “MSC”), which operates independently from NI Group Limited (“News International”) and has full authority to ensure complete cooperation with all relevant investigations and inquiries into The News of the World matters and all other related issues across News International. The MSC conducts its own internal investigation where appropriate. The MSC has an independent Chairman, Lord Grabiner QC, and reports directly to Joel Klein, Executive Vice President and a director of the Company. Mr. Klein reports to the independent members of the Board of Directors (the “Board”) through their representative Viet Dinh, an independent director and Chairman of the Company’s Nominating and Corporate Governance Committee. The independent directors of the Board have retained independent outside counsel and are actively engaged in these matters. The MSC conducted an internal investigation of the three other titles at News International and engaged independent outside counsel to advise it on these investigations and all other matters it handles. News International has instituted governance reforms and issued certain enhanced policies to its employees. The Company has also engaged independent outside counsel to assist it in responding to U.S. governmental inquiries. (See Note 14—Contingencies for a summary of the costs of The News of the World Investigations and Litigation.)

The Company is actively marketing its former U.K. newspaper division headquarters located in East London, which it relocated from in August 2010. As of March 31, 2012, the estimated selling price, less the cost to sell this facility, was in excess of its book value. If the estimated selling price, less the costs to sell this facility, is less than its book value a loss would be recognized in an amount equal to that deficit. This asset held for sale, which is not material to the Company, has been reclassified from Property, plant and equipment, net to Other current assets and is no longer being depreciated. The Company expects to complete a sale of this facility within one year.

In fiscal 2012, the Company entered into an asset acquisition agreement with a third party in exchange for a noncontrolling ownership interest in one of the Company’s majority-owned Regional Sports Networks (“RSN”). The noncontrolling shareholder has a put option related to its ownership interest that is exercisable beginning in fiscal 2015. Since redemption of the noncontrolling interest is outside of the control of the Company, the Company has accounted for this put option in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99-3A”), and has recorded the put option at its fair value as a redeemable noncontrolling interest in the consolidated balance sheets.

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

In November 2010, the Company formed a joint venture with China Media Capital (“CMC”), a media fund in China, to explore new growth opportunities. The Company transferred the equity and related assets of its STAR China business along with the Fortune Star Chinese movie library with a combined market value of approximately $140 million and CMC paid cash of approximately $74 million to the Company. Following this transaction, CMC holds a 53% controlling stake in the joint venture and the Company holds a 47% stake. The Company’s interest in the joint venture was recorded at fair value of $66 million, which was determined using a discounted cash flow valuation method and is now accounted for under the equity method of accounting. The Company recorded a gain on this transaction which was included in Other, net in the consolidated statements of operations. (See Note 17 – Additional Financial Information)

In December 2010, the Company disposed of the Fox Mobile Group (“Fox Mobile”) and recorded a loss on the disposition which was included in Other, net in the consolidated statements of operations. (See Note 17—Additional Financial Information) The net income, assets, liabilities and cash flow attributable to the Fox Mobile operations were not material to the Company in any of the periods presented and, accordingly, have not been presented separately.

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

In June 2011, the Company transferred the equity and related assets of Myspace to a digital media company in exchange for an equity interest in the acquirer. As a result of this transaction, the Company’s interest in the acquirer, which is not material, was recorded at fair value and is now accounted for under the cost method of accounting. The loss on this transaction was approximately $254 million, net of tax of $61 million, or ($0.10) per diluted share and was included in Loss on disposition of discontinued operations, net of tax in the consolidated statements of operations for the fiscal year ended June 30, 2011. The assets, liabilities and cash flow attributable

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

to the Myspace operations were not material to the Company in any of the periods presented and, accordingly, have not been presented separately. Revenues attributable to Myspace for the three and nine months ended March 31, 2011 were $15 million and $95 million, respectively. Operating losses attributable to Myspace for the three and nine months ended March 31, 2011 were $54 million and $172 million, respectively.

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

The Company has receivables with original maturities greater than one year in duration principally related to the Company’s sale of program rights in the television syndication markets within the Filmed Entertainment segment. Allowances for credit losses are established against these non-current receivables as necessary. As of March 31, 2012 and June 30, 2011, these allowances were not material.

Receivables, net consisted of:

	At March 31, 2012	At June 30, 2011
	(in millions)
Total receivables	$8,128	$7,779
Allowances for returns and doubtful accounts	(1,114)	(1,099)

Total receivables, net	7,014	6,680
Less: current receivables, net	(6,616)	(6,330)

Non-current receivables, net	$398	$350

Note 4—Restructuring Programs

The Company recorded restructuring charges of approximately $17 million and $144 million in the three and nine months ended March 31, 2012, respectively, of which $12 million and $132 million, respectively, related to the newspaper businesses. The Company reorganized portions of the newspaper businesses and recorded restructuring charges primarily for termination benefits as a result of the shutdown of The News of the World, certain organizational restructurings at other newspapers and the shutdown of a regional newspaper. As a result of the shutdown of the regional newspaper, the Company has written-off associated intangible assets of approximately $10 million in the three and nine months ended March 31, 2012.

In fiscal 2011, the Company recorded restructuring charges of approximately $145 million, of which $3 million and $117 million were recorded during the three and nine months ended March 31, 2011, respectively. The fiscal 2011 restructuring charges primarily consisted of a $115 million charge related to the Company’s digital media properties and $25 million related to termination benefits recorded at the newspaper businesses. The charges at the Company’s digital media properties were a result of an organizational restructuring to align resources more closely with business priorities and consisted of facility related costs of $95 million, termination benefits of $18 million and other associated costs of $2 million.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to record an additional $60 million of restructuring charges, principally related to accretion on facility termination obligations through fiscal 2021 and additional termination benefits related to the newspaper businesses. At March 31, 2012, restructuring liabilities of approximately $72 million and $156 million were included in the consolidated balance sheets in other current liabilities and other liabilities, respectively. Amounts included in other liabilities primarily relate to facility termination obligations, which are expected to be paid through fiscal 2021.

Changes in the program liabilities were as follows:

	For the three months ended March 31, 2012				For the three months ended March 31, 2011
	One time termination benefits	Facility related costs	Other costs	Total	One time termination benefits	Facility related costs	Other costs	Total
	(in millions)				(in millions)
Beginning of period	$59	$195	$—	$254	$29	$229	$7	$265
Additions	8	3	6	17	—	3	—	3
Payments	(29)	(9)	(1)	(39)	(14)	(9)	(6)	(29)
Other	—	—	(4)	(4)	(1)	(1)	1	(1)

End of period	$38	$189	$1	$228	$14	$222	$2	$238

	For the nine months ended March 31, 2012				For the nine months ended March 31, 2011
	One time termination benefits	Facility related costs	Other costs	Total	One time termination benefits	Facility related costs	Other costs	Total
	(in millions)				(in millions)
Beginning of period	$27	$207	$—	$234	$32	$154	$6	$192
Additions	110	9	25	144	22	93	2	117
Payments	(94)	(27)	(13)	(134)	(39)	(24)	(6)	(69)
Other	(5)	—	(11)	(16)	(1)	(1)	—	(2)

End of period	$38	$189	$1	$228	$14	$222	$2	$238

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Inventories, net

The Company’s inventories were comprised of the following:

	At March 31, 2012	At June 30, 2011
	(in millions)
Programming rights	$4,431	$3,512
Books, DVDs, Blu-rays, paper and other merchandise	372	373
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	621	755
Completed, not released	72	31
In production	757	784
In development or preproduction	169	98

	1,619	1,668

Television productions:
Released (including acquired libraries)	547	617
In production	430	356
In development or preproduction	4	4

	981	977

Total filmed entertainment costs, less accumulated amortization(a)	2,600	2,645

Total inventories, net	7,403	6,530
Less: current portion of inventory, net(b)	(2,864)	(2,332)

Total noncurrent inventories, net	$4,539	$4,198

(a)

Does not include $405 million and $428 million of net intangible film library costs as of March 31, 2012 and June 30, 2011, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheets.

(b)	Current inventory as of March 31, 2012 and June 30, 2011 was comprised of programming rights ($2,525 million and $1,995 million, respectively), books, DVDs, Blu-rays, paper and other merchandise.

Note 6—Investments

The Company’s investments were comprised of the following:

		Ownership Percentage	At March 31, 2012	At June 30, 2011
			(in millions)
Equity method investments:
British Sky Broadcasting Group plc(a)	U.K. DBS operator	39%	$1,774	$1,532
NDS Group Limited	Digital technology company	49%	471	423
Sky Network Television Ltd.(a)	New Zealand media company	44%	383	424
Sky Deutschland AG(a)	German pay-TV operator	49.9%	251	304
Other equity method investments		various	863	1,107
Fair value of available-for-sale investments(b)		various	513	652
Other investments		various	463	425

			$4,718	$4,867

(a)

The market value of the Company’s investment in British Sky Broadcasting Group plc (“BSkyB”), Sky Deutschland AG (“Sky Deutschland”) and Sky Network Television Ltd. of $7,240 million, $1,076 million and $720 million at March 31, 2012, respectively, were valued using quoted market prices.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(b)

Includes investments in publicly traded common stock, which were valued using quoted market prices, and the convertible bond issued by Sky Deutschland, which consists of the host and derivative financial instrument components. The convertible bond components were measured using the discounted cash flows and Black-Scholes valuation methods. Inputs to these valuation measures include observable market data such as stock prices and interest rates.

The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	At March 31, 2012	At June 30, 2011
	(in millions)
Cost basis of available-for-sale investments	$269	$269
Accumulated gross unrealized gain	244	383

Fair value of available-for-sale investments	$513	$652

Net deferred tax liability(a)	$90	$132

(a)	The net deferred tax liability includes $97 million and $113 million related to unrealized gains recorded in comprehensive income as of March 31, 2012 and June 30, 2011, respectively.

BSkyB

During fiscal 2010, the Company announced that it had proposed to the board of directors of BSkyB, in which the Company currently has an approximate 39% interest, to make a cash offer for the BSkyB shares that the Company does not already own. On July 13, 2011, the Company announced that it no longer intended to make an offer for the BSkyB shares that the Company does not already own. As a result of the July 2011 announcement, the Company paid BSkyB a termination fee of approximately $63 million in accordance with a cooperation agreement between the parties. The termination fee was reflected in Other, net in the unaudited consolidated statements of operations for the nine months ended March 31, 2012.

In November 2011, BSkyB’s shareholders and board of directors authorized a share repurchase program. The Company entered into an agreement with BSkyB under which, following any market purchases of shares by BSkyB, the Company will sell to BSkyB sufficient shares to maintain its approximate 39% interest subsequent to those market purchases, for a price equal to the price paid by BSkyB in respect of the relevant market purchases. BSkyB began repurchasing shares as part of this share repurchase program during the second quarter of fiscal 2012. As a result, the Company received cash consideration of approximately $189 million during fiscal 2012 and recognized gains of approximately $111 million and $155 million which was included in Equity earnings of affiliates in the unaudited consolidated statements of operations for the three and nine months ended March 31, 2012, respectively.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

approximately $225 million in January 2011. In December 2011, as part of the third capital increase, the Company provided a loan of approximately $80 million with a maturity date of March 2014.

The Company currently has the right to convert the bond from the second capital increase into 53.9 million underlying Sky Deutschland shares, subject to certain black-out periods. If not converted, the Company will have the option to redeem the bond for cash upon its maturity in January 2015. The convertible bond was separated into its host and derivative financial instrument components, both of which are recorded at their estimated fair value in Investments in the consolidated balance sheets. The change in estimated fair value of the derivative instrument of approximately $(7) million and $82 million was recorded in Other, net in the unaudited consolidated statements of operations for the three and nine months ended March 31, 2012, respectively.

In February 2012, the Company agreed to backstop €300 million (approximately $395 million) of financing measures that are being initiated by Sky Deutschland. The first step of the financing was completed in February 2012, in which Sky Deutschland raised approximately €155 million, and the Company acquired 35.3 million additional shares of Sky Deutschland maintaining its ownership at 49.9%. The aggregate cost of the shares acquired by the Company was approximately €80 million (approximately $100 million) and the shares were newly registered shares issued pursuant to the capital increase. The second capital increase of €145 million (approximately $195 million) is expected to be raised by Sky Deutschland by the end of September 2012 and is planned through any or a combination of the following measures: a rights offering, a private placement, a loan provided by the Company and/or a convertible bond underlying Sky Deutschland shares. In the event that a convertible bond is issued, the remaining €145 million funding will be increased by the amount of interest payable on the bond from the date of issue until December 31, 2013. The Company’s backstop commitment is subject to certain customary conditions such as the absence of a material adverse change in Sky Deutschland’s business.

In addition to the financing measures noted above, the Company has also agreed to loan Sky Deutschland approximately $70 million to support the launch of a sports news channel which it expects to fund within one year.

Other

In August 2010, the Company increased its investment in Tata Sky Ltd. (“Tata Sky”) for approximately $88 million in cash. As a result of this transaction, the Company increased its interest in Tata Sky to approximately 30% from the 20% it owned at June 30, 2010.

In March 2012, the Company sold its 17% interest in Hathway Cable and Datacom Limited for approximately $71 million. The Company recorded a gain of approximately $23 million on this transaction which is included in Other, net in the unaudited statements of operations for the three and nine months ended March 31, 2012.

In March 2012, the Company and funds advised by Permira Advisers LLP signed an agreement to sell NDS Group Limited (“NDS”) to Cisco Systems Inc. for approximately $5 billion, including the assumption of debt. The Company owns approximately 49% of NDS. The transaction is subject to customary closing conditions, including regulatory review in the U.S. and elsewhere, and is expected to close during the second half of calendar year 2012.

In April 2012, FOXTEL, a cable and satellite television service in Australia in which the Company currently owns a 25% interest, entered into an agreement to purchase Austar United Communications Ltd (“Austar”) to create a national subscription television service in Australia. The Company’s contribution to this transaction is a subordinated shareholder note of approximately $230 million, which was issued subsequent to March 31, 2012. The subordinated shareholder note is subject to the completion of the Austar acquisition and has a maximum

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

term of 15 years, with interest payable on June 30th each year and at maturity. The subordinated shareholder note can be repaid in 10 years provided that FOXTEL’s senior debt has been repaid. Upon maturity, the principal advanced will be repayable.

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

The tables below present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair Value Measurements
	March 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities(1)	$513	$315	$198	$—
Derivatives(2)	13	—	13	—
Redeemable noncontrolling interests(3)	(602)	—	—	(602)

Total	$(76)	$315	$211	$(602)

	June 30, 2011
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities(1)	$652	$360	$292	$—
Liabilities
Derivatives(2)	(22)	—	(22)	—
Redeemable noncontrolling interests(3)	(242)	—	—	(242)

Total	$388	$360	$270	$(242)

(1)	See Note 6—Investments.
(2)	Represents derivatives associated with the Company’s foreign exchange forward contracts designated as hedges.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(3)

The Company accounts for the redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A because their exercise is outside the control of the Company and, accordingly, as of March 31, 2012 and June 30, 2011, has included the fair value of the redeemable noncontrolling interests in the consolidated balance sheets. The majority of redeemable noncontrolling interests recorded at fair value are put arrangements held by the noncontrolling interests in two of the Company’s majority-owned RSNs and in one of the Company’s Asian general entertainment television joint ventures.

The Company utilizes the market, income or cost approaches or a combination of these valuation techniques for its Level 3 fair value measures. Inputs to such measures could include observable market data obtained from independent sources such as broker quotes and recent market transactions for similar assets. It is the Company’s policy to maximize the use of observable inputs in the measurement of its Level 3 fair value measurements. To the extent observable inputs are not available, the Company utilizes unobservable inputs based upon the assumptions market participants would use in valuing the asset. Examples of utilized unobservable inputs are future cash flows, long term growth rates and applicable discount rates.

Significant unobservable inputs used in the fair value measurement of the Company’s redeemable noncontrolling interests are earnings before interest, taxes, depreciation and amortization (“EBITDA”) growth rates (3%-4% range), discount rates (8%-9% range) and peer multiples (9x-16x range). Significant increases (decreases) in growth rates and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in growth rates and multiples, would result in a significantly higher (lower) fair value measurement.

The fair value of the redeemable noncontrolling interests in the RSNs were primarily determined by (i) applying a multiples-based formula that is intended to approximate fair value for one of the RSNs and (ii) using a discounted EBITDA valuation model, assuming a 9% discount rate for the other RSN. At March 31, 2012, the minority shareholder’s put right in one of the RSNs is currently exercisable.

The fair value of the redeemable noncontrolling interest in the Asian general entertainment television joint venture was determined using a market approach. At March 31, 2012, the minority shareholder’s put right is exercisable.

The remaining redeemable noncontrolling interest is currently not exercisable and is not material.

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the nine months ended March 31,
	2012	2011
	(in millions)
Beginning of period	$(242)	$(325)
Total losses included in net income	(55)	(12)
Total gains (losses) included in other comprehensive income	—	—
Issuance of redeemable noncontrolling interest	(273)	—
Other	(32)	9

End of period	$(602)	$(328)

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables, payables and cost investments, approximates fair value.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate fair value of the Company’s borrowings at March 31, 2012 was approximately $17,917 million compared with a carrying value of $15,460 million and, at June 30, 2011, was approximately $17,152 million compared with a carrying value of $15,495 million. Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market.

Foreign Currency Forward Contracts

The Company uses financial instruments designated as cash flow hedges primarily to hedge certain exposures to foreign currency exchange risks associated with the cost for producing or acquiring films and television programming abroad. The notional amount of foreign exchange forward contracts with foreign currency risk outstanding at March 31, 2012 and June 30, 2011 was $324 million and $766 million, respectively. As of March 31, 2012 and June 30, 2011, the fair values of the foreign exchange forward contracts of approximately $13 million and $(22) million, respectively, were recorded in the underlying hedged balances. The Company’s foreign currency forward contracts are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.

The effective changes in fair value of derivatives designated as cash flow hedges for the three and nine months ended March 31, 2012 of $(8) million and $47 million, respectively, were recorded in accumulated other comprehensive income with foreign currency translation adjustments. The ineffective changes in fair value of derivatives designated as cash flow hedges were immaterial. Amounts are reclassified from accumulated other comprehensive income when the underlying hedged item is recognized in earnings. During the three months ended March 31, 2012 and 2011, the Company reclassified gains of approximately $11 million and $3 million, respectively, from other comprehensive income to net income. During the nine months ended March 31, 2012 and 2011, the Company reclassified gains of $12 million from other comprehensive income to net income. The Company expects to reclassify the cumulative change in fair value included in other comprehensive income within the next 24 months. Cash flows from the settlement of foreign exchange forward contracts offset cash flows from the underlying hedged item and are included in operating activities in the consolidated statements of cash flows.

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk at March 31, 2012 or June 30, 2011 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At March 31, 2012, the Company did not anticipate nonperformance by any of the counterparties.

Note 8—Goodwill and Other Intangible Assets

The increase in the carrying value of goodwill during the nine months ended March 31, 2012 was primarily due to the consolidation of FPAS in December 2011, partially offset by foreign currency adjustments and the News Outdoor Russia disposition in July 2011.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 9—Borrowings

Notes due 2021 and 2041

In February 2011, News America Incorporated (“NAI”), a wholly-owned subsidiary of the Company, issued $1.0 billion of 4.50% Senior Notes due 2021 and $1.5 billion of 6.15% Senior Notes due 2041. The net proceeds of $2.5 billion will be used for general corporate purposes, including the refinancing of near term maturities.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other

In August 2006, the Company entered into a loan agreement with Raiffeisen Zentralbank Österreich AG (“RZB”), which was subsequently amended in September 2009. As of June 30, 2011, $32 million was outstanding under this loan agreement which was classified as current borrowings. The Company repaid this amount in July 2011 in connection with the disposal of News Outdoor Russia. (See Note 2—Acquisitions, Disposals and Other Transactions)

In February 2011, NAI completed a tender offer on a portion of the $500 million of 9.25% Senior Debentures due February 1, 2013 and retired, at a premium, an aggregate principal amount of approximately $227 million. The loss on early extinguishment of debt was approximately $36 million which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2011. The remaining principle of $273 million is included in Borrowings within current liabilities as of March 31, 2012.

Note 10—Film Production Financing

The Company enters into arrangements with third parties to co-produce certain of its theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. The parties to these arrangements include studio and non-studio entities, both domestic and international. In several of these agreements, other parties control certain distribution rights. The Filmed Entertainment segment records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, receive a participation based on the third-party investor’s contractual interest in the profits or losses incurred on the film. Consistent with the requirements of ASC 926, “Entertainment – Films,” the estimate of the third-party investor’s interest in profits or losses incurred on the film is determined by reference to the ratio of actual revenue earned to date in relation to total estimated ultimate revenues. During the fiscal year ended June 30, 2011, the Company bought out the ownership interests of a group of third party investors in an existing slate of films and extended its co-financing arrangement with such investors for an additional two years for production starts through August 1, 2012. The Company negotiated a buy out of the investors’ remaining interests in their underlying slate of films, at a price that was based on the then remaining projected future cash flows that the investors would have received from the slate.

Note 11—Equity

The following table summarizes changes in equity:

	For the three months ended March 31,
	2012				2011
	News Corporation Stockholders	Noncontrolling Interests		Total Equity	News Corporation Stockholders	Noncontrolling Interests		Total Equity
	(in millions)
Balance, beginning of period	$27,454	$495		$27,949	$27,414	$451		$27,865
Net income	937	45	(a)	982	639	38	(a)	677
Other comprehensive income	414	—	(b)	414	502	2	(b)	504
(Cancellation) issuance of shares, net	(734)	—		(734)	22	—		22
Dividends declared	(209)	—		(209)	(199)	—		(199)
Other	45	(2	)(c)	43	35	3	(c)	38

Balance, end of period	$27,907	$538		$28,445	$28,413	$494		$28,907

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended March 31,
	2012				2011
	News Corporation Stockholders	Noncontrolling Interests		Total Equity	News Corporation Stockholders	Noncontrolling Interests		Total Equity
	(in millions)
Balance, beginning of period	$29,506	$578		$30,084	$25,113	$428		$25,541
Net income	2,732	129	(a)	2,861	2,056	98	(a)	2,154
Other comprehensive (loss) income	(667)	(4	)(b)	(671)	1,613	10	(b)	1,623
(Cancellation) issuance of shares, net	(3,134)	—		(3,134)	75	—		75
Dividends declared	(455)	—		(455)	(396)	—		(396)
Other	(75)	(165	)(c)	(240)	(48)	(42	)(c)	(90)

Balance, end of period	$27,907	$538		$28,445	$28,413	$494		$28,907

(a)

Net income attributable to noncontrolling interests excludes $21 million and $5 million for the three months ended March 31, 2012 and 2011, respectively, and $55 million and $12 million for the nine months ended March 31, 2012 and 2011, respectively, relating to redeemable noncontrolling interests which are reflected in temporary equity.

(b)	Other comprehensive income (loss) attributable to noncontrolling interests excludes nil for the three and nine months ended March 31, 2012 and 2011, relating to redeemable noncontrolling interests.
(c)

Other activity attributable to noncontrolling interests excludes $(6) million and $3 million for the three months ended March 31, 2012 and 2011, respectively, and $305 million and $(9) million for the nine months ended March 31, 2012 and 2011, respectively, relating to redeemable noncontrolling interests.

Dividends

The Company declared a dividend of $0.085 per share on both the Class A common stock, par value $0.01 per share (“Class A Common Stock”) and the Class B common stock, par value $0.01 per share (“Class B Common Stock”) in the three months ended March 31, 2012, which was paid in April 2012 to stockholders of record on March 14, 2012. The related total aggregate dividend paid to stockholders in April 2012 was approximately $209 million.

The Company declared a dividend of $0.095 per share on both the Class A Common Stock and the Class B Common Stock in the three months ended September 30, 2011, which was paid in October 2011 to stockholders of record on September 14, 2011. The related total aggregate dividend paid to stockholders in October 2011 was approximately $246 million.

The Company declared a dividend of $0.075 per share on both the Class A Common Stock and the Class B Common Stock in the three months ended March 31, 2011, which was paid in April 2011 to stockholders of record on March 16, 2011. The related total aggregate dividend paid to stockholders in April 2011 was approximately $199 million.

The Company declared a dividend of $0.075 per share on both the Class A Common Stock and the Class B Common Stock in the three months ended September 30, 2010, which was paid in October 2010 to stockholders of record on September 8, 2010. The related total aggregate dividend paid to stockholders in October 2010 was approximately $197 million.

Stock Repurchase Program

The Board had authorized a total stock repurchase program of $6 billion with a remaining authorized amount under the program of approximately $1.8 billion, excluding commissions as of June 30, 2011. In July

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2011, the Company announced that the Board had authorized increasing the total amount of the stock repurchase program remaining by approximately $3.2 billion to $5 billion. The remaining authorized amount under the Company’s stock repurchase program at March 31, 2012, excluding commissions, was approximately $1.7 billion.

In May 2012, the Company announced that the Board approved a $5 billion increase to the Company’s stock repurchase program for the repurchase of Class A Common Stock. The Company is targeting to acquire the additional $5 billion of Class A Common Stock from time to time by June 30, 2013.

Temporary Suspension of Voting Rights Affecting Non-U.S. Stockholders

On April 18, 2012, the Company announced that in order to ensure compliance with U.S. law, it has suspended 50% of the voting rights of the Class B Common Stock held by stockholders who are not U.S. citizens (“Non-U.S. Stockholders”). This suspension of voting rights was immediately effective and will remain in place for as long as the Company deems it necessary to maintain compliance with applicable U.S. law, which states that no broadcast station licensee may be owned by a corporation if more than 25% of that corporation’s stock is owned or voted by Non-U.S. Stockholders. The Company had determined that as of April 18, 2012 approximately 36% of the Company’s Class B Common Stock is owned by Non-U.S. Stockholders, and the combined ownership of Class A Common Stock and Class B Common Stock by Non-U.S. Stockholders is approximately 22% of the combined outstanding shares of Class A Common Stock and Class B Common Stock. The Company owns broadcast station licensees in connection with its ownership and operation of 27 U.S. television stations. However, the suspension will not apply in connection with any vote on any matter on which holders of Class A Common Stock shall be entitled to vote together with holders of Class B Common Stock as described in the Company’s Restated Certificate of Incorporation. The suspension will not impact the rights of Non-U.S. Stockholders of Class B Common Stock to receive dividends and distributions.

Voting Agreement with the Murdoch Family Interests

On April 18, 2012, the Murdoch Family Trust and K. Rupert Murdoch (together the “Murdoch Family Interests”) entered into an agreement with the Company, whereby the Murdoch Family Interests agreed to limit their voting rights during the voting rights suspension period. Under this agreement, the Murdoch Family Interests will not vote or provide voting instructions with respect to a portion of their shares of Class B Common Stock to the extent that doing so would increase their percentage of voting power from what it was prior to the suspension of voting rights. Accordingly, after the suspension of voting rights, the aggregate percentage vote of the Murdoch Family Interests will remain initially at 39.7% of the outstanding shares of Class B Common Stock not subject to the suspension of voting rights, and the percentage vote may be adjusted as provided in the agreement with the Company.

Note 12—Equity-Based Compensation

The following table summarizes the Company’s equity-based compensation transactions:

	For the three months ended March 31,		For the nine months ended March 31,
	2012	2011	2012	2011
	(in millions)
Equity-based compensation	$58	$50	$165	$125

Cash received from exercise of equity-based compensation	$72	$12	$80	$12

At March 31, 2012, the Company’s total compensation cost related to non-vested stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) not yet recognized for all equity-based compensation plans was approximately $228 million, the majority of which is expected to be recognized over the next three

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

fiscal years. Compensation expense on all equity-based awards is generally recognized on a straight-line basis over the vesting period of the entire award. However, certain performance based awards are recognized on an accelerated basis.

The intrinsic value of stock options exercised during the nine months ended March 31, 2012 and 2011 was $18 million and $1 million, respectively. The intrinsic value of the stock options outstanding as of March 31, 2012 and June 30, 2011 was $26 million and $11 million, respectively.

At March 31, 2012 and June 30, 2011, the liability for cash-settled awards was approximately $91 million and $58 million, respectively.

The Company recognized a tax benefit (expense) on vested RSUs and stock options exercised of approximately $13 million and $(3) million for the nine months ended March 31, 2012 and 2011, respectively.

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

In fiscal 2012 and 2011, a total of 9.1 million and 1.8 million target PSUs were issued, respectively, of which 6.8 million and nil, respectively, will be settled in shares of Class A Common Stock.

Restricted Stock Units

During the nine months ended March 31, 2012 and 2011, approximately 6.7 million and 13.2 million RSUs were issued, respectively, of which 6.5 million and 10.7 million, respectively, will be settled in shares of Class A Common Stock. RSUs granted to executive directors and certain awards granted to employees in certain foreign locations are settled in cash.

During the nine months ended March 31, 2012 and 2011, approximately 8.4 million and 9.4 million RSUs vested, respectively, of which approximately 7.2 million and 7.8 million, respectively, were settled in shares of

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Class A Common Stock, before statutory tax withholdings. The fair value of RSUs settled in shares of Class A Common Stock was approximately $119 million and $105 million for the nine months ended March 31, 2012 and 2011, respectively. The remaining 1.2 million and 1.6 million RSUs settled during the nine months ended March 31, 2012 and 2011, respectively, were settled in cash of approximately $19 million and $23 million, respectively, before statutory tax withholdings.

Note 13—Commitments and Guarantees

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt repayments as of March 31, 2012 and June 30, 2011 were $60 billion and $49 billion, respectively. The increase from June 30, 2011 was primarily due to the new agreement with the National Football League, renewals of certain rights at the Company’s RSNs and international sports programming rights. Subsequent to March 31, 2012, the Company entered into an agreement for the rights to broadcast cricket matches organized by the Board of Control for Cricket in India through fiscal 2018. Under the terms of the agreement, the Company is required to obtain a bank guarantee covering the programming rights obligation.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On June 14, 2006, a purported class action lawsuit, captioned Jim Brown v. Brett C. Brewer, et al., was filed against certain former Intermix directors and officers in the United States District Court for the Central District of California. The plaintiff asserted claims for alleged violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9, as well as control person liability under Section 20(a) of the Exchange Act. The plaintiff alleged that certain defendants disseminated false and misleading definitive proxy statements on two occasions: one on December 30, 2003 in connection with the stockholder vote on January 29, 2004 on the election of directors and ratification of financing transactions with certain entities of VantagePoint; and another on August 25, 2005 in connection with the stockholder vote on the FIM Transaction. The complaint named as defendants certain VantagePoint related entities, the former general counsel and the members of the Intermix Board who were incumbent on the dates of the respective proxy statements. Intermix was not named as a defendant, but has certain indemnity obligations to the former officer and director defendants in connection with these claims and allegations. On August 25, 2006, plaintiff amended his complaint to add certain investment banks (the “Investment Banks”) as defendants. Intermix has certain indemnity obligations to the Investment Banks as well. Plaintiff amended his complaint again on September 27, 2006, which defendants moved to dismiss. On February 9, 2007, the case was transferred to Judge George H. King, the judge assigned to the LeBoyer action, on the grounds that it raises substantially related questions of law and fact as LeBoyer, and would entail substantial duplication of labor if heard by different judges. On June 11, 2007, Judge King ordered the Brown case be consolidated with the LeBoyer action, ordered plaintiffs’ counsel to file a consolidated first amended complaint, and further ordered the parties to file a joint brief on defendants’ contemplated motion to dismiss the consolidated first amended complaint. On July 11, 2007, plaintiffs filed the consolidated first amended

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

complaint, which defendants moved to dismiss. By order dated January 17, 2008, Judge King granted defendants’ motion to dismiss the 2003 proxy claims (concerning VantagePoint transactions) and the 2005 proxy claims (concerning the FIM Transaction), as well as a claim against the VantagePoint entities alleging unjust enrichment. The court found it unnecessary to rule on dismissal of the remaining claims, which are related to the 2005 FIM Transaction, because the dismissal disposed of those claims. On February 8, 2008, plaintiffs filed a consolidated second amended complaint, which defendants moved to dismiss on February 28, 2008. By order dated July 15, 2008, the court granted in part and denied in part defendants’ motion to dismiss. The 2003 claims and the claims against the Investment Banks were dismissed with prejudice. The Section 14(a), Section 20(a) and the breach of fiduciary duty claims related to the FIM Transaction remain against the officer and director defendants and the VantagePoint defendants. On November 14, 2008, plaintiff filed a motion for class certification to which defendants filed their opposition on January 14, 2009. On June 22, 2009, the court granted plaintiff’s motion for class certification, certifying a class of all holders of Intermix common stock from July 18, 2005 through consummation of the FIM Transaction, who were allegedly harmed by defendants’ improper conduct as set forth in the complaint. On June 17, 2010, the court granted in part and denied in part defendants’ summary judgment motion filed on October 19, 2009. Specifically, the court denied plaintiff’s motion for summary adjudication of a factual issue and denied defendants’ motion to exclude plaintiff’s damages expert, which was filed on November 30, 2009. In the court’s June 17, 2010 order, the court found that plaintiff could not proceed on any fiduciary duty claim based upon alleged violations of the duty of care, but found material issues of fact prohibiting summary judgment on alleged violations of fiduciary duty of loyalty. On plaintiff’s Section 14(a) claim, the court found material issues of fact that prohibited summary judgment on the entire claim, but granted defendants’ motion as to certain purported omissions, finding the allegedly omitted information immaterial. Further, the court granted defendants’ motion as to two damage theories for the Section 14(a) claim, finding benefit of the bargain damages not viable and lost opportunity damages too speculative, and permitting plaintiff to proceed only based upon a theory of out-of-pocket damages. No trial date was set. On October 21, 2010, the parties agreed to a settlement of the action, which is subject to approval by the court. A formal stipulation of settlement was submitted to the court for its approval on December 28, 2010 and the Company recognized the terms of this settlement in its results of operations. The terms of this settlement were not material to the Company. On February 18, 2011, the court granted preliminary approval of the settlement. Plaintiff’s counsel supervised notice of the settlement to the class. The notice provided class members with an opportunity to object. Two shareholders filed objections to the settlement with the court in April 2011. Both objectors had counsel appear on their behalf at a hearing on May 16, 2011 where the court considered plaintiff’s motion for final approval of the settlement and plaintiff’s counsel’s motion for attorneys’ fees, which will come out of the settlement funds. At the hearing, the court did not rule on the motions and instead ordered that plaintiff, objector Trafelet & Co., and defendants submit joint briefing with respect to certain of Trafelet’s objections. The joint brief was filed on June 10, 2011. The joint brief narrowed the objections to allocation of the settlement amount and sufficiency of the notice as it pertains to how the settlement funds will be allocated. The joint brief contained no objection to the settlement itself. On September 29, 2011, the court entered an order rejecting the settlement in so far as the court found that the proposed plan of allocation was not fair, adequate and reasonable because certain members of the certified class are releasing their claims under the settlement, but under the proposed plan, they will not be receiving any of the settlement proceeds. The court ordered the parties to submit a new plan of allocation within 30 days and stated that it will issue appropriate orders after reviewing the new plan. The court order had no effect on the settlement amount. Plaintiff and Trafelet submitted competing revised plans of allocation of the settlement proceeds. On December 19, 2011, the court set a hearing for January 12, 2012 to consider these plans and whether further notice should be provided to the class if the court were to approve a revised plan of allocation. The court heard argument on the issues of allocation and notice on January 12, 2012. On January 18, 2012, the court issued an order rejecting certain aspects of the plaintiff’s revised plan of allocation, providing that plaintiff give supplemental notice of the revised plan of allocation with a period for objections, and setting March 19, 2012 as

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the hearing date for final approval of the settlement. Thereafter, two shareholders filed motions seeking to intervene in the action. The court rejected those motions. One shareholder submitted written objections to the revised plan of allocation and settlement. At the hearing on March 19, 2012, the court (a) approved the settlement and revised plan of allocation after considering, and rejecting, all of the objections that the court had received, including those submitted prior to the May 16, 2011 hearing, (b) denied an attempt by James Nelson, a purported shareholder, to assert additional oral objections during the hearing upon finding that such objections would be untimely, and (c) awarded attorneys’ fees, which are taken out of the settlement amount, paid per the terms of the settlement agreement. That same day, the court entered judgment dismissing the case with prejudice. On April 19, 2012, Mr. Nelson filed a notice of appeal in which he appealed from an order dated March 19, 2012 denying Mr. Nelson’s request to assert additional oral objections to the settlement during the hearing on final approval of the settlement.

Shareholder Litigation

On March 16, 2011, a complaint seeking to compel the inspection of the Company’s books and records pursuant to 8 Del. C. § 220, captioned Central Laborers Pension Fund v. News Corporation, was filed in the Delaware Court of Chancery. The plaintiff requested the Company’s books and records to investigate alleged possible breaches of fiduciary duty by the directors of the Company in connection with the Company’s purchase of Shine (the “Shine Transaction”). The Company moved to dismiss the action. On November 30, 2011, the court issued an order granting the Company’s motion and dismissing the complaint. The plaintiff filed a notice of appeal on December 13, 2011. The Delaware Supreme Court heard argument on the fully-briefed appeal on April 18, 2012. No decision on the appeal has been issued yet.

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

The defendants filed a motion to dismiss the Second Amended Complaint. The motion is fully briefed and the hearing is scheduled for May 21, 2012.

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

On March 2, 2012, another purported stockholder of the Company filed a derivative action captioned Belle M. Cohen v. Murdoch, et al., in the Delaware Court of Chancery (the “Cohen Litigation”). The complaint names as defendants the directors of the Company and the Company as a nominal defendant. The complaint’s claims and allegations pertain to the NoW Matter and are substantially similar to the NoW Matter allegations raised in the Second Amended Complaint in the Consolidated Action. The complaint asserts causes of action against the defendants for alleged breach of fiduciary duty, gross mismanagement, contribution and indemnification, abuse of control, and waste of corporate assets. The action seeks as relief damages, fees and costs. On March 20, 2012, the Cohen Litigation was consolidated with the Consolidated Action.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The News of the World Investigations and Litigation

U.K. and U.S. regulators and governmental authorities are conducting investigations initiated in 2011 after allegations of phone hacking and inappropriate payments to public officials at our former publication, The News of the World, and other related matters, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is cooperating fully with these investigations. It is possible that these proceedings could damage our reputation and might impair our ability to conduct our business.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company is not able to predict the ultimate outcome or cost associated with these investigations. Violations of law may result in civil, administrative or criminal fines or penalties. The Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. As of March 31, 2012, the Company has provided for its best estimate of the liability for the claims that have been filed. The Company has announced a process under which parties can pursue claims against the Company, and management believes that it is probable that additional claims will be filed. It is not possible to estimate the liability for such additional claims given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision for such matters. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could affect the Company’s results of operations and financial condition. The Company incurred $63 million and $167 million in legal and professional fees related to The News of the World investigations and litigation described above and costs for related civil settlements for the three and nine months ended March 31, 2012, respectively, which were included in Selling, general and administrative expenses in the unaudited consolidated statements of operations.

HarperCollins

Commencing on August 9, 2011, twenty-nine purported consumer class actions have been filed in the U.S. District Courts for the Southern District of New York and for the Northern District of California, which relate to the decisions by certain publishers, including HarperCollins Publishers L.L.C. (“HarperCollins”), to begin selling their eBooks pursuant to an agency relationship. The cases all involve allegations that certain named defendants in the book publishing and distribution industry, including HarperCollins, violated the antitrust and unfair competition laws by virtue of the switch to the agency model for eBooks. The actions seek as relief treble damages, injunctive relief and attorneys’ fees. The Judicial Panel on Multidistrict Litigation (“JPML”) has transferred the various class actions to the Honorable Denise L. Cote in the Southern District of New York. That motion to transfer and consolidate was heard by the JPML on December 1, 2011. Shortly thereafter, the JPML transferred twenty-seven of the cases to the Honorable Denise L. Cote in the Southern District of New York. On January 20, 2012, plaintiffs filed a consolidated amended complaint, again alleging that certain named defendants, including HarperCollins, violated the antitrust and unfair competition laws by virtue of the switch to the agency model for eBooks. Defendants’ filed a motion to dismiss on March 2, 2012. On March 30, 2012, plaintiffs filed their opposition to defendants’ motion to dismiss. On April 13, 2012, certain defendants, not including HarperCollins, filed a reply in support of their motion to dismiss. On April 18, 2012, Judge Cote held a status conference to assess the impact on the consolidated class actions of the actions brought by United States Department of Justice (the “DOJ”) and sixteen state Attorneys General led by Texas and Connecticut (the “AGs”) (discussed below). On April 24, 2012, Judge Cote issued a case management order regarding discovery issues and scheduled a status conference for June 22, 2012.

Following an investigation, on April 11, 2012, the DOJ filed an action in the U.S. District Court for the Southern District of New York against certain publishers, including HarperCollins, and Apple, Inc. The DOJ’s complaint alleges antitrust violations relating to defendants’ decisions to begin selling eBooks pursuant to an agency relationship. This case was assigned to Judge Cote. Simultaneously, the DOJ announced that it had reached a proposed settlement with three publishers, including HarperCollins, and filed a Proposed Final Judgment and related materials detailing that agreement. Among other things, the Proposed Final Judgment requires that HarperCollins terminate its agreements with certain eBook retailers and places certain restrictions on any agreements subsequently entered into with such retailers. Pursuant to the Antitrust Procedures and Penalties Act, the Proposed Final Judgment cannot be entered by Judge Cote for at least sixty days while the DOJ receives public comments. Additional information about the Proposed Final Judgment can be found on the DOJ’s website.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Following an investigation, on April 11, 2012, the AGs filed a similar action against certain publishers and Apple, Inc. in the Western District of Texas. As a result of a memorandum of understanding agreed upon with the AGs for Texas and Connecticut, which is subject to finalizing a settlement agreement, HarperCollins was not named as a defendant in this action. Any settlement reached with any state attorneys general is subject to court approval and would, subject to court approval, also resolve the damage claims of individual citizens from those states.

While the Proposed Final Judgment of the DOJ has not been entered and the memorandum of understanding agreed upon with the AGs is still subject to finalization and court approval, the Company believes that these proposed settlements, as currently drafted, will not have a material impact on the results of operations or the financial position of the Company. However, the Company can make no assurances that these proposed settlements will be finalized or that they will receive court approval.

The European Commission is conducting an investigation into whether certain companies in the book publishing and distribution industry, including HarperCollins, violated the antitrust and unfair competition laws by virtue of the switch to the agency model for eBooks. Following discussions with the European Commission, the Office of Fair Trading closed its investigation in favor of the European Commission’s investigation on December 6, 2011. HarperCollins currently is cooperating with the European Commission and working towards resolving its investigation.

While a proposed resolution has not been finalized with the European Commission, the Company believes that such a resolution, as currently contemplated, would not have a material impact on the results of operations or the financial position of the Company. However, the Company can make no assurances that such a resolution will be finalized.

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

The components of net periodic benefits costs were as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended March 31,
	2012	2011	2012	2011
	(in millions)
Service cost benefits earned during the period	$25	$25	$1	$2
Interest costs on projected benefit obligation	44	44	4	4
Expected return on plan assets	(46)	(44)	—	—
Amortization of deferred losses	12	15	—	—
Other	3	1	(5)	(5)

Net periodic benefit costs	$38	$41	$—	$1

Cash contributions	$16	$15	$4	$5

	For the nine months ended March 31,
	2012	2011	2012	2011
	(in millions)
Service cost benefits earned during the period	$73	$73	$4	$4
Interest costs on projected benefit obligation	133	129	12	12
Expected return on plan assets	(139)	(128)	—	—
Amortization of deferred losses	36	44	—	—
Other	8	3	(14)	(13)

Net periodic benefit costs	$111	$121	$2	$3

Cash contributions	$45	$39	$14	$14

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

•

Publishing, which principally consists of the Company’s newspapers and information services, book publishing and integrated marketing services businesses. The newspapers and information services business principally consists of the publication of national newspapers in the United Kingdom, the publication of approximately 140 newspapers in Australia, the publication of a metropolitan newspaper and a national newspaper (with international editions) in the United States and the provision of information services. The book publishing business consists of the publication of English language books throughout the world and the integrated marketing services business consists of the publication of free-standing inserts and the provision of in-store marketing products and services in the United States and Canada.

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

	For the three months ended March 31,		For the nine months ended March 31,
	2012	2011	2012	2011
	(in millions)
Revenues:
Cable Network Programming	$2,375	$2,040	$6,656	$5,886
Filmed Entertainment	1,722	1,554	5,563	4,866
Television	1,208	1,438	3,651	3,658
Direct Broadcast Satellite Television	923	923	2,792	2,723
Publishing	2,025	2,084	6,224	6,476
Other	149	217	450	834

Total revenues	$8,402	$8,256	$25,336	$24,443

Segment operating income (loss):
Cable Network Programming	$846	$735	$2,503	$2,129
Filmed Entertainment	272	248	1,012	717
Television	171	192	493	448
Direct Broadcast Satellite Television	40	17	165	87
Publishing	130	36	458	594
Other	(147)	(165)	(437)	(477)

Total segment operating income	1,312	1,063	4,194	3,498

Impairment and restructuring charges	(27)	(3)	(154)	(285)
Equity earnings of affiliates	204	111	467	272
Interest expense, net	(258)	(244)	(773)	(706)
Interest income	26	31	91	85
Other, net	27	(19)	22	(41)

Income before income tax expense	1,284	939	3,847	2,823
Income tax expense	(281)	(257)	(931)	(657)

Net income	1,003	682	2,916	2,166
Less: Net income attributable to noncontrolling interests	(66)	(43)	(184)	(110)

Net income attributable to News Corporation stockholders	$937	$639	$2,732	$2,056

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $291 million and $236 million for the three months ended March 31, 2012 and 2011, respectively, and of approximately $824 million and $683 million for the nine months ended March 31, 2012 and 2011, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profit (loss) generated primarily by the Filmed Entertainment segment of approximately $17 million and $(8) million for the three months ended March 31, 2012 and 2011, respectively, and of approximately $64 million and $21 million for the nine months ended March 31, 2012 and 2011, respectively, have been eliminated within the Filmed Entertainment segment.

	For the three months ended March 31, 2012
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$846	$42	$22	$910
Filmed Entertainment	272	33	—	305
Television	171	21	—	192
Direct Broadcast Satellite Television	40	76	—	116
Publishing	130	106	—	236
Other	(147)	16	—	(131)

Total	$1,312	$294	$22	$1,628

	For the three months ended March 31, 2011
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$735	$36	$21	$792
Filmed Entertainment	248	23	—	271
Television	192	22	—	214
Direct Broadcast Satellite Television	17	75	—	92
Publishing	36	96	—	132
Other	(165)	31	—	(134)

Total	$1,063	$283	$21	$1,367

	For the nine months ended March 31, 2012
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$2,503	$117	$69	$2,689
Filmed Entertainment	1,012	95	—	1,107
Television	493	63	—	556
Direct Broadcast Satellite Television	165	228	—	393
Publishing	458	319	—	777
Other	(437)	47	—	(390)

Total	$4,194	$869	$69	$5,132

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended March 31, 2011
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$2,129	$111	$69	$2,309
Filmed Entertainment	717	68	—	785
Television	448	64	—	512
Direct Broadcast Satellite Television	87	207	—	294
Publishing	594	285	—	879
Other	(477)	102	—	(375)

Total	$3,498	$837	$69	$4,404

	At March 31, 2012	At June 30, 2011
	(in millions)
Total assets:
Cable Network Programming	$14,460	$12,666
Filmed Entertainment	8,074	8,015
Television	6,406	6,062
Direct Broadcast Satellite Television	2,663	3,098
Publishing	13,840	14,915
Other	10,736	12,357
Investments	4,718	4,867

Total assets	$60,897	$61,980

Goodwill and Intangible assets, net:
Cable Network Programming	$7,329	$6,808
Filmed Entertainment	2,501	2,552
Television	4,318	4,320
Direct Broadcast Satellite Television	584	636
Publishing	7,276	7,377
Other	1,286	1,591

Total goodwill and intangible assets, net	$23,294	$23,284

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 17—Additional Financial Information

Supplemental Cash Flows Information

	For the nine months ended March 31,
	2012	2011
	(in millions)
Supplemental cash flows information:
Cash paid for income taxes	$(957)	$(843)
Cash paid for interest	(782)	(678)
Sale of other investments	5	56
Purchase of other investments	(203)	(321)
Supplemental information on businesses acquired:
Fair value of assets acquired	862	518
Cash acquired	21	12
Liabilities assumed	(72)	(91)
Noncontrolling interest decrease (increase)	15	(19)
Cash paid	(553)	(420)

Fair value of equity instruments issued to third parties	273	—
Issuance of subsidiary units	(273)	—

Fair value of equity instruments consideration	$—	$—

Other, net

Other, net consisted of the following:

	For the three months ended March 31,		For the nine months ended March 31,
	2012	2011	2012	2011
	(in millions)
Gain on Hathway Cable transaction(a)	$23	$—	$23	$—
Gain on FPAS transaction(b)	—	—	158	—
Change in fair value of Sky Deutschland convertible securities(a)	7	—	(82)	—
BSkyB termination fee(a)	—	—	(63)	—
Gain on STAR China transaction(b)	—	—	—	57
Loss on disposal of Fox Mobile(b)	—	—	—	(28)
Loss on early extinguishment of debt(c)	—	(36)	—	(36)
Other	(3)	17	(14)	(34)

Total Other, net	$27	$(19)	$22	$(41)

(a)	See Note 6—Investments.
(b)	See Note 2—Acquisitions, Disposals and Other Transactions.
(c)	See Note 9—Borrowings.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income

In accordance with ASC 220, “Comprehensive Income,” total comprehensive income for the Company consisted of the following:

	For the three months ended March 31,		For the nine months ended March 31,
	2012	2011	2012	2011
	(in millions)
Net income, as reported	$1,003	$682	$2,916	$2,166
Other comprehensive income:
Foreign currency translation adjustments	361	467	(659)	1,518
Unrealized holding gains (losses) on securities, net of tax	53	38	(30)	92
Benefit plan adjustments	—	(1)	18	13

Total comprehensive income	1,417	1,186	2,245	3,789

Less: net income attributable to noncontrolling interests(a)	(66)	(43)	(184)	(110)
Less: foreign currency translation adjustments attributable to noncontrolling interests(a)	—	(2)	4	(10)

Comprehensive income attributable to News Corporation stockholders	$1,351	$1,141	$2,065	$3,669

(a)	Includes amounts relating to noncontrolling interests classified as equity and redeemable noncontrolling interests.

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

In May 2012, the Company refinanced the Credit Agreement with a new $2 billion unsecured revolving credit facility with a sub-limit of $400 million (or its equivalent in Euros) available for the issuance of letters of credit and a maturity date of May 2017 (the “New Credit Agreement”). Under the New Credit Agreement, the Company may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion and the Company may request that the maturity date be extended for up to two additional one-year periods. Borrowings are issuable in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. Fees under the New Credit Agreement will be based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current debt ratings, NAI will pay a facility fee of 0.125% and an initial drawn cost of LIBOR plus 1.125%. All other terms and conditions under the New Credit Agreement will be substantially similar to those under the Credit Agreement.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended March 31, 2012

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$1	$—	$8,401	$—	$8,402
Expenses	(104)	—	(7,013)	—	(7,117)
Equity earnings (losses) of affiliates	(1)	—	205	—	204
Interest expense, net	(375)	373	(3)	(253)	(258)
Interest income	1	1	(229)	253	26
Earnings (losses) from subsidiary entities	128	563	—	(691)	—
Other, net	15	—	12	—	27

Income (loss) before income tax expense	(335)	937	1,373	(691)	1,284
Income tax (expense) benefit	73	—	(284)	(70)	(281)

Net income (loss)	(262)	937	1,089	(761)	1,003
Less: Net income attributable to noncontrolling interests	—	—	(66)	—	(66)

Net income (loss) attributable to News Corporation stockholders	$(262)	$937	$1,023	$(761)	$937

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

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the nine months ended March 31, 2012

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$1	$—	$25,335	$—	$25,336
Expenses	(309)	—	(20,987)	—	(21,296)
Equity earnings (losses) of affiliates	(5)	—	472	—	467
Interest expense, net	(1,121)	(299)	(10)	657	(773)
Interest income	3	5	740	(657)	91
Earnings (losses) from subsidiary entities	290	3,090	—	(3,380)	—
Other, net	24	(64)	62	—	22

Income (loss) before income tax expense	(1,117)	2,732	5,612	(3,380)	3,847
Income tax (expense) benefit	271	—	(1,359)	157	(931)

Net income (loss)	(846)	2,732	4,253	(3,223)	2,916
Less: Net income attributable to noncontrolling interests	—	—	(184)	—	(184)

Net income (loss) attributable to News Corporation stockholders	$(846)	$2,732	$4,069	$(3,223)	$2,732

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

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

At March 31, 2012

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
ASSETS:
Current assets:
Cash and cash equivalents	$755	$6,844	$3,087	$—	$10,686
Receivables, net	17	5	6,594	—	6,616
Inventories, net	—	—	2,864	—	2,864
Other	24	11	654	—	689

Total current assets	796	6,860	13,199	—	20,855

Non-current assets:
Receivables	—	—	398	—	398
Inventories, net	—	—	4,539	—	4,539
Property, plant and equipment, net	81	—	5,878	—	5,959
Intangible assets, net	—	—	8,341	—	8,341
Goodwill	—	—	14,953	—	14,953
Other	333	1	800	—	1,134
Investments
Investments in associated companies and other investments	115	39	4,564	—	4,718
Intragroup investments	49,387	50,917	—	(100,304)	—

Total investments	49,502	50,956	4,564	(100,304)	4,718

TOTAL ASSETS	$50,712	$57,817	$52,672	$(100,304)	$60,897

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$273	$—	$—	$—	$273
Other current liabilities	91	209	9,471	—	9,771

Total current liabilities	364	209	9,471	—	10,044
Non-current liabilities:
Borrowings	15,184	—	3	—	15,187
Other non-current liabilities	212	—	6,407	—	6,619
Intercompany	27,244	29,701	(56,945)	—	—
Redeemable noncontrolling interests	—	—	602	—	602
Equity	7,708	27,907	93,134	(100,304)	28,445

TOTAL LIABILITIES AND EQUITY	$50,712	$57,817	$52,672	$(100,304)	$60,897

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

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the nine months ended March 31, 2012

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$413	$2,469	$(161)	$—	$2,721

Investing and other activities:
Property, plant and equipment, net of acquisitions	(13)	—	(638)	—	(651)
Investments	(12)	—	(732)	—	(744)
Proceeds from dispositions	7	11	390	—	408

Net cash (used in) provided by investing activities	(18)	11	(980)	—	(987)

Financing activities:
Repayment of borrowings	—	—	(32)	—	(32)
Issuance of shares	—	87	—	—	87
Repurchase of shares	—	(3,294)	—	—	(3,294)
Dividends paid	—	(245)	(78)	—	(323)

Net cash (used in) provided by financing activities	—	(3,452)	(110)	—	(3,562)

Net (decrease) increase in cash and cash equivalents	395	(972)	(1,251)	—	(1,828)
Cash and cash equivalents, beginning of period	360	7,816	4,504	—	12,680
Exchange movement on opening cash balance	—	—	(166)	—	(166)

Cash and cash equivalents, end of period	$755	$6,844	$3,087	$—	$10,686

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the nine months ended March 31, 2011

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$(6,943)	$7,209	$2,212	$—	$2,478

Investing activities:
Property, plant and equipment, net of acquisitions	(13)	—	(804)	—	(817)
Investments	(28)	—	(918)	—	(946)
Proceeds from dispositions	—	—	363	—	363

Net cash used in investing activities	(41)	—	(1,359)	—	(1,400)

Financing activities:
Borrowings	2,453	—	18	—	2,471
Repayment of borrowings	(340)	—	(77)	—	(417)
Issuance of shares	—	12	—	—	12
Dividends paid	—	(199)	(58)	—	(257)
Purchase of subsidiary shares from noncontrolling interests	—	—	(116)	—	(116)
Sale of subsidiary shares to noncontrolling interests	—	—	50	—	50

Net cash provided by (used in) financing activities	2,113	(187)	(183)	—	1,743

Net increase (decrease) in cash and cash equivalents	(4,871)	7,022	670	—	2,821
Cash and cash equivalents, beginning of period	5,331	—	3,378	—	8,709
Exchange movement on opening cash balance	—	—	254	—	254

Cash and cash equivalents, end of period	$460	$7,022	$4,302	$—	$11,784

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

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2012 and 2011. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2012 and 2011. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

•

Publishing, which principally consists of the Company’s newspapers and information services, book publishing and integrated marketing services businesses. The newspapers and information services business principally consists of the publication of national newspapers in the United Kingdom, the publication of approximately 140 newspapers in Australia, the publication of a metropolitan newspaper and a national newspaper (with international editions) in the United States and the provision of information services. The book publishing business consists of the publication of English language books throughout the world and the integrated marketing services business consists of the publication of free-standing inserts and the provision of in-store marketing products and services in the United States and Canada.

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

The Company’s U.S. cable network operations primarily consist of the Fox News Channel (“FOX News”), the FX Network (“FX”), Regional Sports Networks (“RSNs”), the National Geographic Channels, SPEED and

the Big Ten Network. The Company’s international cable networks consist of the Fox International Channels (“FIC”) and STAR. FIC produces and distributes entertainment, factual, sports, and movie channels through distribution channels in Europe, Africa, Asia and Latin America using several brands, including Fox, Fox Crime, Fox Life and National Geographic Channel. STAR’s owned and affiliated channels are distributed in the following countries and regions: India; Greater China; Indonesia; the rest of South East Asia; Pakistan; the Middle East and Africa; the United Kingdom and Europe; and North America.

Generally, the Company’s cable networks, which target various demographics, derive a majority of their revenues from monthly affiliate fees received from cable television systems and direct broadcast satellite operators based on the number of their subscribers. Affiliate fee revenues are net of the amortization of cable distribution investments (capitalized fees paid to a cable operator or direct broadcast satellite operator to typically facilitate the launch of a cable network). The Company defers the cable distribution investments and amortizes the amounts on a straight-line basis over the contract period. Cable television and direct broadcast satellite are currently the predominant means of distribution of the Company’s program services in the United States. Internationally, distribution technology varies region by region.

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

The profitability of these long-term U.S. national sports contracts is based on the Company’s best estimates at March 31, 2012 of attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied at March 31, 2012, additional amortization of rights may be recorded. Should revenues improve as compared to estimated revenues, the Company may have an improved operating profit related to the contract, which may be recognized over the remaining contract term.

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

Direct Broadcast Satellite Television

The Direct Broadcast Satellite Television (“DBS”) segment’s operations consist of SKY Italia, which provides basic and premium programming services via satellite and broadband directly to subscribers in Italy. SKY Italia derives revenues principally from subscriber fees. The Company believes that the quality and variety of programming, audio and interactive programming including personal video recorders, quality of picture including high definition channels, access to service, customer service and price are the key elements for gaining and maintaining market share. SKY Italia’s competition includes companies that offer video, audio, interactive programming, telephony, data and other information and entertainment services, including broadband Internet providers, digital terrestrial transmission (“DTT”) services, wireless companies and companies that are developing new media technologies. SKY Italia was prohibited from owning a DTT frequency or providing a pay television DTT offer under a commitment made to the European Commission (the “EC”) from April 30, 2003 through December 31, 2011.

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

The continued challenging economic environment in Italy has contributed to a reduction in consumer spending and has posed challenges for subscriber retention and growth. If this trend continues, it could have a material effect on the operating results of the DBS segment.

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

The Publishing segment’s advertising volume, circulation and the price of paper are the key variables whose fluctuations can have a material effect on the Company’s operating results and cash flow. The Company has to anticipate the level of advertising volume, circulation and paper prices in managing its businesses to maximize operating profit during expanding and contracting economic cycles. The Company continues to be exposed to risks associated with the cost of its paper. Paper is a basic commodity and its price is sensitive to the balance of supply and demand. The Company’s costs and expenses are affected by the cyclical increases and decreases in the price of paper. The Publishing segment’s products compete for readership and advertising with local and national competitors and also compete with other media alternatives in their respective markets. Competition for circulation and subscriptions is based on the content of the products provided, service, pricing and, from time to time, various promotions. The success of these products depends upon advertisers’ judgments as to the most effective use of their advertising budgets. Competition for advertising is based upon the reach of the products, advertising rates and advertiser results. Such judgments are based on factors such as cost, availability of alternative media, distribution and quality of readership demographics.

Like other newspaper publishing groups, the Company faces challenges to its traditional print business model from new media formats and shifting consumer preferences. The Company is also exposed to the impact of long-term structural movements in advertising spending, in particular, the move in classified advertising from print to digital. These new media formats could impact the Company’s performance, positively or negatively.

As a multi-platform news provider, the Company recognizes the importance of maximizing revenues from new media, both in terms of paid-for content and in new advertising models, and continues to invest in its digital products. The development of technologies such as smartphones, tablets and similar devices and their related applications provides opportunities for the Company to make available its journalism to a new audience of readers, introduce new or different pricing schemes, develop its products to continue to attract advertisers and/or affect the relationship between publisher and consumer. The Company continues to develop and implement strategies to exploit its content in new media channels, including the introduction of paywalls around its newspaper websites.

Other

The Other segment consists primarily of:

Digital Media Group

The Company sells advertising, sponsorships and subscription services on the Company’s various digital media properties. Significant expenses associated with the Company’s digital media properties include development costs, advertising and promotional expenses, salaries, employee benefits and other routine overhead.

Education Group

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

Other Business Developments

In July 2011, the Company announced that it would close its publication, The News of the World, after allegations of phone hacking and payments to public officials. As a result of management’s approval of the shutdown of The News of the World, the Company has reorganized portions of the U.K. newspaper business and has recorded restructuring charges in fiscal 2012 primarily for termination benefits and certain organizational restructuring at the U.K. newspapers. (See Note 4—Restructuring Programs) The Company is subject to several ongoing investigations by U.K. and U.S. regulators and governmental authorities, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is fully cooperating with these investigations. In addition, the Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. The Company has taken steps to solve the problems relating to The News of the World including the creation of an independently-chaired Management & Standards Committee (the “MSC”), which operates independently from NI Group Limited (“News International”) and has full authority to ensure complete cooperation with all relevant investigations and inquiries into The News of the World matters and all other related issues across News International. The MSC conducts its own internal investigation where appropriate. The MSC has an independent Chairman, Lord Grabiner QC, and reports directly to Joel Klein, Executive Vice President and a director of the Company. Mr. Klein reports to the independent members of the Board of Directors (the “Board”) through their representative Viet Dinh, an independent director and Chairman of the Company’s Nominating and Corporate Governance Committee. The independent directors of the Board have retained independent outside counsel and are actively engaged in these matters. The MSC conducted an internal investigation of the three other titles at

News International and engaged independent outside counsel to advise it on these investigations and all other matters it handles. News International has instituted governance reforms and issued certain enhanced policies to its employees. The Company has also engaged independent outside counsel to assist it in responding to U.S. governmental inquiries. (See Note 14—Contingencies for a summary of the costs of The News of the World Investigations and Litigation.)

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

The Company is actively marketing its former U.K. newspaper division headquarters located in East London, which it relocated from in August 2010. As of March 31, 2012, the estimated selling price, less the cost to sell this facility, was in excess of its book value. If the estimated selling price, less the costs to sell this facility, is less than its book value a loss would be recognized in an amount equal to that deficit. This asset held for sale, which is not material to the Company, has been reclassified from Property, plant and equipment, net to Other current assets and is no longer being depreciated. The Company expects to complete a sale of this facility within one year.

In February 2012, the Company agreed to backstop €300 million (approximately $395 million) of financing measures that are being initiated by Sky Deutschland AG (“Sky Deutschland”), of which €145 million (approximately $195 million) remains as of March 31, 2012.

In March 2012, the Company and funds advised by Permira Advisers LLP signed an agreement to sell NDS Group Limited (“NDS”) to Cisco Systems Inc. for approximately $5 billion, including the assumption of debt. The Company owns approximately 49% of NDS. The transaction is subject to customary closing conditions, including regulatory review in the U.S. and elsewhere, and is expected to close during the second half of calendar year 2012.

In April 2012, FOXTEL, a cable and satellite television service in Australia, in which the Company currently owns a 25% interest, entered into an agreement to purchase Austar United Communications Ltd (“Austar”) to create a national subscription television service in Australia. The Company’s contribution to this transaction is a subordinated shareholder note of approximately $230 million, which was issued subsequent to March 31, 2012. The subordinated shareholder note is subject to the completion of the Austar acquisition and has a maximum term of 15 years, with interest payable on June 30th each year and at maturity. The subordinated shareholder note can be repaid in ten years provided that FOXTEL’s senior debt has been repaid. Upon maturity, the principal advanced will be repayable.

RESULTS OF OPERATIONS

Results of Operations—For the three and nine months ended March 31, 2012 versus the three and nine months ended March 31, 2011

The following table sets forth the Company’s operating results for the three and nine months ended March 31, 2012, as compared to the three and nine months ended March 31, 2011.

	For the three months ended March 31,			For the nine months ended March 31,
	2012	2011	% Change	2012	2011	% Change
	(in millions, except %)
Revenues	$8,402	$8,256	2%	$25,336	$24,443	4%

Operating expenses	(5,216)	(5,322)	(2)%	(15,552)	(15,470)	1%
Selling, general and administrative	(1,580)	(1,588)	(1)%	(4,721)	(4,638)	2%
Depreciation and amortization	(294)	(283)	4%	(869)	(837)	4%
Impairment and restructuring charges	(27)	(3)	* *	(154)	(285)	(46)%
Equity earnings of affiliates	204	111	84%	467	272	72%
Interest expense, net	(258)	(244)	6%	(773)	(706)	9%
Interest income	26	31	(16)%	91	85	7%
Other, net	27	(19)	* *	22	(41)	* *

Income before income tax expense	1,284	939	37%	3,847	2,823	36%
Income tax expense	(281)	(257)	9%	(931)	(657)	42%

Net income	1,003	682	47%	2,916	2,166	35%
Less: Net income attributable to noncontrolling interests	(66)	(43)	53%	(184)	(110)	67%

Net income attributable to News Corporation stockholders	$937	$639	47%	$2,732	$2,056	33%

**	not meaningful

Overview—The Company’s revenues increased 2% and 4% for the three and nine months ended March 31, 2012, respectively, as compared to the corresponding periods of fiscal 2011. The increases were primarily due to revenue increases at the Filmed Entertainment and Cable Network Programming segments. The Filmed Entertainment segment’s revenues increased primarily due to the inclusion of revenues from Shine Limited (“Shine”) which was acquired in fiscal 2011 and higher digital distribution revenues for the licensing of the Company’s television content. The revenue increases at the Cable Network Programming segment primarily resulted from increases in net affiliate and advertising revenues. These revenue increases were partially offset by decreased revenues at the Television, Publishing and Other segments. Revenues at the Television segment decreased primarily due to the absence of advertising revenues generated from the broadcast of the Super Bowl, which was broadcast on FOX in fiscal 2011. The Publishing segment’s revenues decreased primarily due to decreases at the Company’s newspaper businesses due to lower revenues in the U.K., principally resulting from the closure of The News of the World in July 2011 and lower revenues at the Australian newspapers. The decreases at the Other segment primarily resulted from the dispositions of Myspace and News Outdoor Russia.

Operating expenses decreased 2% for the three months ended March 31, 2012 as compared to the corresponding period of fiscal 2011 primarily due to the absence of programming costs at the Television segment related to the broadcast of the Super Bowl, decreased operating costs at the Other segment resulting from the disposals of Myspace and News Outdoor Russia and lower releasing costs at the Filmed Entertainment segment. The operating expense decreases for the three months ended March 31, 2012 were partially offset by the inclusion of operating expenses related to Shine and higher programming costs at the Cable Network Programming segment. Operating expenses increased 1% for the nine months ended March 31, 2012 as compared to the corresponding period of fiscal 2011 primarily due to the inclusion of operating expenses related to Shine, higher prime-time entertainment and sports programming costs and higher marketing costs in support of the launch of new series at the Television segment and higher production amortization costs at the Filmed Entertainment segment, partially offset by the absence of the Super Bowl and the dispositions of Myspace, News Outdoor Russia and Fox Mobile.

Selling, general and administrative expenses decreased 1% for the three months ended March 31, 2012 as compared to the corresponding period of fiscal 2011 due to the positive impact from the absence of a litigation settlement charge of $125 million at the Publishing segment and decreased expenses at the Other segment resulting from the disposals of Myspace and News Outdoor Russia. These decreases were partially offset by higher legal and professional fees related to The News of the World investigations and litigation and costs for related civil settlements of $63 million and the inclusion of expenses related to Shine. Selling, general and administrative expenses increased 2% for the nine months ended March 31, 2012 as compared to the corresponding period of fiscal 2011 as the legal and professional fees related to The News of the World investigations and litigation and costs for related civil settlements of $167 million, as well as the inclusion of expenses related to Shine, more than offset the benefit of lower expenses due to the disposals at the Other segment and the positive impact from the absence of a litigation settlement charge of $125 million at the Publishing segment included in the corresponding period of fiscal 2011.

Depreciation and amortization for the three and nine months ended March 31, 2012 increased 4% as compared to the corresponding periods of fiscal 2011, primarily due to higher depreciation at the Publishing segment due to additional property, plant and equipment placed into service and additional depreciation and amortization from the acquisition of Shine at the Filmed Entertainment segment. The increases were partially offset by lower depreciation and amortization at the Other segment due to the disposals of Myspace and News Outdoor Russia. Also contributing to the increase for the nine months ended March 31, 2012 was higher set-top box depreciation at the DBS segment, partially offset by lower depreciation and amortization at the Other segment due to the disposal of Fox Mobile.

Impairment and restructuring charges—During the three and nine months ended March 31, 2012, the Company recorded restructuring charges of approximately $17 million and $144 million, respectively, of which $12 million and $132 million, respectively, related to the newspaper businesses. The Company reorganized portions of the newspaper businesses and recorded restructuring charges primarily for termination benefits as a result of the shutdown of The News of the World, certain organizational restructurings at other newspapers and the shutdown of a regional newspaper. As a result of the shutdown of the regional newspaper, the Company has written-off associated intangible assets of approximately $10 million in the three and nine months ended March 31, 2012.

During the three and nine months ended March 31, 2011, the Company recorded restructuring charges of $3 million and $117 million, respectively, of which $3 million and $112 million, respectively, related to the Company’s digital media properties. The charges at the Company’s digital media properties were a result of an organizational restructuring to align resources more closely with business priorities and consisted of facility related costs of $93 million, severance costs of $17 million and other associated costs of $2 million.

During the second quarter of fiscal 2011, the Company performed an interim impairment assessment of the Digital Media Group reporting unit’s goodwill. As a result of the review performed, the Company recorded a non-cash goodwill impairment charge of $168 million during the nine months ended March 31, 2011.

Equity earnings of affiliates—Equity earnings of affiliates increased $93 million and $195 million for the three and nine months ended March 31, 2012, respectively, as compared to the corresponding periods of fiscal 2011, primarily due to improved results from BSkyB and Sky Deutschland and gains on the sale of a portion of the Company’s BSkyB investment in accordance with its share repurchase program of $111 million and $155 million, respectively. These increases were partially offset by the absence of a gain recognized by NDS on the sale of a business in the corresponding periods of fiscal 2011. In addition to the above, the increase for the nine months ended March 31, 2012, was partially offset by the absence of a gain recognized by BSkyB in the corresponding period of fiscal 2011 related to the sale of a business.

	For the three months ended March 31,				For the nine months ended March 31,
	2012	2011	% Change		2012	2011	% Change
	(in millions, except %)
DBS equity affiliates	$229	$51	*	*	$484	$185	*	*
Cable channel equity affiliates	(3)	(19)	(84)%		(4)	6	*	*
Other equity affiliates	(22)	79	*	*	(13)	81	*	*

Total equity earnings of affiliates	$204	$111	84%		$467	$272	72%

**	not meaningful

Interest expense, net—Interest expense, net increased $14 million and $67 million for the three and nine months ended March 31, 2012, respectively, as compared to the corresponding periods of fiscal 2011, primarily due to interest related to the $2.5 billion in senior notes issued in February 2011, partially offset by the fiscal 2011 partial repayment of the $500 million senior debentures due February 2013.

Other, net—

	For the three months ended March 31,		For the nine months ended March 31,
	2012	2011	2012	2011
	(in millions)
Gain on Hathway Cable transaction(a)	$23	$—	$23	$—
Gain on FPAS transaction(b)	—	—	158	—
Change in fair value of Sky Deutschland convertible securities(a)	7	—	(82)	—
BSkyB termination fee(a)	—	—	(63)	—
Gain on STAR China transaction(b)	—	—	—	57
Loss on disposal of Fox Mobile(b)	—	—	—	(28)
Loss on early extinguishment of debt(c)	—	(36)	—	(36)
Other	(3)	17	(14)	(34)

Total Other, net	$27	$(19)	$22	$(41)

(a)	See Note 6—Investments to the accompanying unaudited consolidated financial statements.
(b)	See Note 2—Acquisitions, Disposals and Other Transactions to the accompanying unaudited consolidated financial statements.
(c)	See Note 9—Borrowings to the accompanying unaudited consolidated financial statements.

Income tax expense—The effective income tax rates for the three and nine months ended March 31, 2012 was 22% and 24%, respectively, which were lower than the statutory rate of 35%, primarily due to permanent differences and the recognition of tax assets. In addition, for the nine months ended March 31, 2012, the rate was also impacted by the nontaxable gain related to the consolidation of FPAS and the recognition of tax benefits from the disposition of certain businesses.

The effective income tax rates for the three and nine months ended March 31, 2011 were 27% and 23%, respectively, which were lower than the statutory rate of 35%, primarily due to the resolution of tax matters, the tax benefit related to the disposition of assets and permanent differences.

Net income—Net income increased for the three and nine months ended March 31, 2012 as compared to the corresponding periods of fiscal 2011, primarily due to the revenue increases and higher equity earnings of affiliates, as noted above. The increase in net income for the nine months ended March 31, 2012 was also due to lower impairment and restructuring charges.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased for the three and nine months ended March 31, 2012 as compared to the corresponding periods of fiscal 2011, primarily due to higher results at the Company’s majority-owned businesses and the issuance of a noncontrolling interest in a majority-owned subsidiary.

Segment Analysis:

The following table sets forth the Company’s revenues and segment operating income (loss) for the three and nine months ended March 31, 2012 as compared to the three and nine months ended March 31, 2011.

	For the three months ended March 31,			For the nine months ended March 31,
	2012	2011	% Change	2012	2011	% Change
	(in millions, except %)
Revenues:
Cable Network Programming	$2,375	$2,040	16%	$6,656	$5,886	13%
Filmed Entertainment	1,722	1,554	11%	5,563	4,866	14%
Television	1,208	1,438	(16)%	3,651	3,658	—%
Direct Broadcast Satellite Television	923	923	—%	2,792	2,723	3%
Publishing	2,025	2,084	(3)%	6,224	6,476	(4)%
Other	149	217	(31)%	450	834	(46)%

Total revenues	$8,402	$8,256	2%	$25,336	$24,443	4%

Segment operating income (loss):
Cable Network Programming	$846	$735	15%	$2,503	$2,129	18%
Filmed Entertainment	272	248	10%	1,012	717	41%
Television	171	192	(11)%	493	448	10%
Direct Broadcast Satellite Television	40	17	* *	165	87	90%
Publishing	130	36	* *	458	594	(23)%
Other	(147)	(165)	(11)%	(437)	(477)	(8)%

Total segment operating income	$1,312	$1,063	23%	$4,194	$3,498	20%

**	not meaningful

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

	For the three months ended March 31,		For the nine months ended March 31,
	2012	2011	2012	2011
	(in millions)
Total segment operating income	$1,312	$1,063	$4,194	$3,498
Impairment and restructuring charges	(27)	(3)	(154)	(285)
Equity earnings of affiliates	204	111	467	272
Interest expense, net	(258)	(244)	(773)	(706)
Interest income	26	31	91	85
Other, net	27	(19)	22	(41)

Income before income tax expense	$1,284	$939	$3,847	$2,823

Cable Network Programming (26% and 24% of the Company’s consolidated revenues in the first nine months of fiscal 2012 and 2011, respectively)

For the three and nine months ended March 31, 2012, revenues at the Cable Network Programming segment increased $335 million, or 16%, and $770 million, or 13%, respectively, as compared to the corresponding periods of fiscal 2011, primarily due to higher net affiliate and advertising revenues. Domestic net affiliate revenues increased 15% and 11% for the three and nine months ended March 31, 2012, respectively, primarily due to increases at the RSNs, FOX News and FX. Domestic advertising revenues increased 10% for the three and nine months ended March 31, 2012 primarily due to increases at FX and FOX News. For the three and nine months ended March 31, 2012, international net affiliate revenues increased 31% and 25%, respectively, and international advertising revenues increased 7% and 11%, respectively, due to increases at FIC, primarily due to the consolidation of FPAS, and STAR in India.

For the three and nine months ended March 31, 2012, domestic net affiliate revenues increased primarily due to higher average rates per subscriber at the RSNs, FOX News and FX. Domestic advertising revenues increased at FOX News and FX for the three and nine months ended March 31, 2012 due to higher pricing and volume. For the nine months ended March 31, 2012, the increases in domestic net affiliate revenues and domestic advertising revenues were partially offset by allowances at the RSNs and fewer NBA telecasts, respectively, related to the NBA lockout during the 2011-12 NBA season.

The Company’s international cable operations’ revenues increased for the three and nine months ended March 31, 2012 as compared to the corresponding periods of fiscal 2011, due to higher net affiliate revenues at FIC resulting from higher subscribers, and improved advertising revenues in Latin America and Asia. Approximately half of the net affiliate revenue increase in the three months ended March 31, 2012 was due to the consolidation of FPAS. For the nine months ended March 31, 2012, advertising revenues at STAR in India also increased due to higher pricing, increased market share and improved ratings.

For the three and nine months ended March 31, 2012, operating income at the Cable Network Programming segment increased $111 million, or 15%, and $374 million, or 18%, respectively, as compared to the corresponding periods of fiscal 2011, primarily due to the revenue increases noted above, partially offset by $224 million and $396 million increases in expenses, respectively, due to higher programming costs, including rights fees for the Ultimate Fighting Championship, which was not broadcast in the corresponding periods of fiscal 2011, and the consolidation of FPAS.

Filmed Entertainment (22% and 20% of the Company’s consolidated revenues in the first nine months of fiscal 2012 and 2011, respectively)

For the three and nine months ended March 31, 2012, revenues at the Filmed Entertainment segment increased $168 million, or 11%, and $697 million, or 14%, respectively, as compared to the corresponding periods of fiscal 2011, primarily due to the inclusion of revenues from Shine which was acquired in fiscal 2011, an increase in license fees for How I Met Your Mother and an increase in syndication revenue for Family Guy. Also contributing to the revenue increase for the nine months ended March 31, 2012 was approximately $250 million in digital distribution revenues from the licensing of the Company’s television content and higher licensing revenues for Avatar. The revenue increases for the three and nine months ended March 31, 2012 were partially offset by decreased home entertainment revenues and worldwide theatrical revenues. The three and nine months ended March 31, 2012 included the worldwide theatrical and home entertainment success of Alvin and the Chipmunks: Chipwrecked as compared to the corresponding fiscal 2011 periods which included the worldwide theatrical success of The Chronicles of Narnia: Voyage of the Dawn Treader and Black Swan. The nine months ended March 31, 2012 also included the worldwide theatrical and home entertainment success of Rise of the Planet of the Apes and the home entertainment success of Rio and X-Men: First Class as compared to the corresponding fiscal 2011 period which included the home entertainment and pay television performances of Avatar.

For the three and nine months ended March 31, 2012, the Filmed Entertainment segment’s operating income increased $24 million, or 10%, and $295 million, or 41%, respectively, as compared to the corresponding periods of fiscal 2011. The increases in operating income were primarily due to the revenue increases noted above and lower releasing costs, partially offset by the inclusion of expenses at Shine. The increase in operating income for the nine months ended March 31, 2012 was partially offset by higher participation costs and higher production amortization costs.

Television (14% and 15% of the Company’s consolidated revenues in the first nine months of fiscal 2012 and 2011, respectively)

For the three and nine months ended March 31, 2012, revenues at the Television segment decreased $230 million and $7 million, respectively, as compared to the corresponding periods of fiscal 2011, primarily due to the absence of advertising revenues generated from the broadcast of the Super Bowl, which was broadcast on FOX in fiscal 2011 and lower advertising revenues at FOX primarily due to lower ratings for American Idol, which were partially offset by higher retransmission consent revenues. Also contributing to the revenue decreases for the nine months ended March 31, 2012 were lower political advertising revenues at the television stations owned by the Company due to the 2010 mid-term elections in fiscal 2011. Partially offsetting these decreases were higher revenues at FOX and higher NFL and MLB advertising revenues. The increased revenues at FOX for the nine months ended March 31, 2012 were due to higher pricing and improved ratings primarily due to the launch of the new series The X-Factor and New Girl. The NFL advertising revenue increased due to higher pricing and the MLB advertising revenue increased due to the broadcast of two additional post-season games during fiscal 2012.

For the three months ended March 31, 2012, operating income at the Television Segment decreased $21 million, or 11%, as compared to the corresponding period of fiscal 2011, primarily due to the revenue decreases noted above, partially offset by lower programming costs due to the absence of costs related to the broadcast of the Super Bowl. For the nine months ended March 31, 2012 operating income at the Television Segment increased $45 million, or 10%, as compared to the corresponding period of fiscal 2011, primarily due to lower programming costs due to the absence of costs related to the broadcast of the Super Bowl, partially offset by higher prime-time entertainment and sports programming costs and higher marketing costs in support of the launch of new series.

Direct Broadcast Satellite Television (11% of the Company’s consolidated revenues in the first nine months of fiscal 2012 and 2011)

For the three months ended March 31, 2012, SKY Italia’s revenues were consistent with the corresponding period of fiscal 2011. For the nine months ended March 31, 2012, SKY Italia’s revenues increased $69 million, or 3%, as compared to the corresponding period of fiscal 2011. For the three months ended March 31, 2012, revenues, on a local currency basis, increased by 4% as compared to the corresponding period of fiscal 2011, primarily due to an increase in subscription and advertising revenues. For the nine months ended March 31, 2012, revenues, on a local currency basis, increased by 1% as compared to the corresponding period of fiscal 2011, as higher advertising and subscription revenues were partially offset by the absence of FIFA World Cup revenues. SKY Italia had a net decrease of approximately 86,000 subscribers during the third quarter of fiscal 2012, which reduced SKY Italia’s total subscriber base to 4.9 million at March 31, 2012, reflecting the continued challenging economic environment in Italy. The total churn for the three months ended March 31, 2012 was approximately 200,000 subscribers on an average subscriber base of 5 million, as compared to churn of approximately 129,000 subscribers on an average subscriber base of 4.9 million in the corresponding period of fiscal 2011. Subscriber churn for the period represents the number of SKY Italia subscribers whose service was disconnected during the period.

During the three months ended March 31, 2012, the strengthening of the U.S. dollar against the Euro resulted in a decrease in revenues of approximately $36 million as compared to the corresponding period of fiscal

2011. During the nine months ended March 31, 2012, the weakening of the U.S. dollar against the Euro resulted in an increase in revenues of approximately $37 million as compared to the corresponding period of fiscal 2011.

Average revenue per subscriber (“ARPU”) of approximately €42 in the three months ended March 31, 2012 was consistent with the corresponding period of fiscal 2011. ARPU of approximately €41 in the nine months ended March 31, 2012 was slightly down from the €42 in the corresponding period of fiscal 2011 primarily due to the negative impact of previous subscriber discounts. SKY Italia calculates ARPU by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue for the period. Average subscribers are calculated for the respective periods by adding the beginning and ending subscribers for the period and dividing by two.

Subscriber acquisition costs per subscriber (“SAC”) of approximately €410 in the three months ended March 31, 2012 increased from the corresponding period of fiscal 2011, primarily due to higher marketing costs on a per subscriber basis. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross SKY Italia subscribers added during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly by SKY Italia to subscribers and the costs related to installation and acquisition advertising net of any upfront activation fee. SKY Italia excludes the value of equipment capitalized under SKY Italia’s equipment lease program, as well as payments and the value of returned equipment related to disconnected lease program subscribers from subscriber acquisition costs.

For the three and nine months ended March 31, 2012, SKY Italia’s operating income increased $23 million and $78 million, respectively, as compared to the corresponding periods of fiscal 2011. The increase for the three months ended March 31, 2012 was primarily due to the local revenue increases noted above. On a local currency basis, expenses were higher by approximately 1% due to higher programming costs, partially offset by lower installation costs. The increase for the nine months ended March 31, 2012 was primarily due to the revenue increases noted above, lower installation costs, the absence of prior year’s rebranding campaign and lower programming costs due to the absence of the FIFA World Cup. During the nine months ended March 31, 2012, the weakening of the U.S. dollar against the Euro resulted in an increase in operating income of approximately $9 million as compared to the corresponding period of fiscal 2011.

Publishing (25% and 27% of the Company’s consolidated revenues in the first nine months of fiscal 2012 and 2011, respectively)

For the three and nine months ended March 31, 2012, revenues at the Publishing segment decreased $59 million, or 3%, and $252 million, or 4%, respectively, as compared to the corresponding periods of fiscal 2011, primarily due to decreases at the Company’s newspapers businesses. The decreases at the Company’s newspaper businesses were primarily due to lower revenues in the U.K., principally resulting from the shutdown of The News of the World in July 2011 and lower revenues at the Australian newspapers. Also contributing to the revenue decline during the nine months ended March 31, 2012 was lower advertising revenues at the integrated marketing services business resulting from lower volume of in-store marketing products. The decrease in revenues during the nine months ended March 31, 2012 was partially offset by higher digital circulation revenues at The Wall Street Journal. The weakening of the U.S. dollar against local currencies, primarily the Australian dollar, resulted in revenue increases of approximately $19 million and $154 million for the three and nine months ended March 31, 2012, respectively, as compared to the corresponding periods of fiscal 2011.

For the three months ended March 31, 2012 operating income at the Publishing segment increased $94 million as compared to the corresponding period of fiscal 2011, primarily due to the positive impact from the absence of a litigation settlement charge of $125 million at the integrated marketing services business included in the corresponding period of fiscal 2011, partially offset by the revenue decreases noted above. The decrease in operating income for the nine months ended March 31, 2012 of $136 million, or 23%, as compared to the corresponding period of fiscal 2011 was primarily due to lower revenues noted above, partially offset by the positive impact from the absence of a litigation settlement charge noted above. The weakening of the U.S. dollar against local currencies, primarily the Australian Dollar, resulted in operating income increases of approximately $15 million for the nine months ended March 31, 2012, respectively, as compared to the corresponding periods of fiscal 2011.

Other (2% and 3% of the Company’s consolidated revenues in the first nine months of fiscal 2012 and 2011, respectively)

For the three and nine months ended March 31, 2012, revenues at the Other segment decreased approximately $68 million, or 31%, and $384 million, or 46%, respectively, as compared to the corresponding periods of fiscal 2011, primarily due to the dispositions of Myspace and News Outdoor Russia, partially offset by higher revenues at Wireless Generation. Also contributing to the decrease in revenues for the nine months ended March 31, 2012 was the disposition of Fox Mobile.

Operating results for the nine months ended March 31, 2012 improved $18 million, or 11%, and $40 million, or 8%, respectively, as compared to the corresponding periods of fiscal 2011, primarily due to the net impact of the dispositions noted above, partially offset by the impact of legal and professional fees related to The News of the World investigations and litigation and costs for related civil settlements.

Liquidity and Capital Resources

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has a new five-year $2 billion revolving credit facility, which expires in May 2017, and has access to various film co-production alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of March 31, 2012, the availability under the prior $2.25 billion revolving credit facility was reduced by stand-by letters of credit issued which totaled approximately $74 million. As of March 31, 2012, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television products.

The principal uses of cash that affect the Company’s liquidity position include the following: investments in the production and distribution of new feature films and television programs; the acquisition of and payments under programming rights for entertainment and sports programming; paper purchases; operational expenditures including employee costs; capital expenditures; interest expenses; income tax payments; investments in associated entities; dividends; acquisitions; debt repayments; and stock repurchases. (See Note 11 – Equity)

The Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

Sources and uses of cash

Net cash provided by operating activities for the nine months ended March 31, 2012 and 2011 was as follows (in millions):

For the nine months ended March 31,	2012	2011
Net cash provided by operating activities	$2,721	$2,478

The increase in net cash provided by operating activities during the nine months ended March 31, 2012 as compared to the corresponding period of fiscal 2011 was primarily due to lower production spending and participation payments and higher licensing revenue of television product at the Filmed Entertainment segment. Also contributing to this increase was higher affiliate receipts at the Cable Network Programming segment. These increases were partially offset by lower cash receipts at the Publishing segment due to lower advertising receipts, the absence of contributions from The News of the World, the costs associated with ongoing investigations and higher tax and interest payments.

Net cash used in investing activities for the nine months ended March 31, 2012 and 2011 was as follows (in millions):

For the nine months ended March 31,	2012	2011
Net cash used in investing activities	$(987)	$(1,400)

The decrease in net cash used in investing activities during the nine months ended March 31, 2012 as compared to the corresponding period of fiscal 2011 was primarily due to the sale of a portion of the Company’s BSkyB investment in accordance with BSkyB’s share repurchase program and lower capital expenditures at the Publishing and DBS segments.

Net cash (used in) provided by financing activities for the nine months ended March 31, 2012 and 2011 was as follows (in millions):

For the nine months ended March 31,	2012	2011
Net cash (used in) provided by financing activities	$(3,562)	$1,743

The change in net cash used in financing activities for the nine months ended March 31, 2012 as compared to the net cash provided by financing activities in the corresponding period of fiscal 2011 was primarily due to share repurchases of approximately $3.3 billion during the nine months ended March 31, 2012, with no comparable share repurchases in the corresponding period of fiscal 2011.

Debt Instruments

The following table summarizes borrowings and repayments of borrowings for the nine months ended March 31, 2012.

	For the nine months ended March 31,
	2012	2011
	(in millions)
Borrowings
Notes due February 2021(1)	—	984
Notes due February 2041(1)	—	1,469
All other	—	18

Total borrowings	$—	$2,471

Repayments of borrowings
LYONs(1)	—	(78)
Senior Debentures due February 2013(1)	—	(262)
Bank loans	(32)	(46)
All other	—	(31)

Total repayment of borrowings	$(32)	$(417)

(1)	See Note 9—Borrowings to the accompanying unaudited consolidated financial statements for further discussion.

Ratings of the Public Debt

The table below summarizes the Company’s credit ratings as of March 31, 2012.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa 1	Stable
S&P	BBB+	CreditWatch/Negative

Revolving Credit Agreement

In May 2007, NAI entered into a credit agreement (the “Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein (the “Lenders”), Citibank, N.A. as Administrative Agent and JPMorgan Chase Bank, N.A. as Syndication Agent. The Credit Agreement provides a $2.25 billion unsecured revolving credit facility with a sub-limit of $600 million available for the issuance of letters of credit and has a maturity date of May 2012. Borrowings are in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. NAI pays a facility fee of 0.08% regardless of facility usage. NAI pays interest for borrowings at LIBOR plus 0.27% and pays commission fees on letters of credit at 0.27%. NAI pays an additional fee of 0.05% if borrowings under the facility exceed 50% of the committed facility. The interest and fees are based on the Company’s current debt rating. As of March 31, 2012, approximately $74 million in standby letters of credit, for the benefit of third parties, were outstanding.

In May 2012, the Company refinanced the Credit Agreement with a new $2 billion unsecured revolving credit facility with a sub-limit of $400 million (or its equivalent in Euros) available for the issuance of letters of credit and a maturity date of May 2017 (the “New Credit Agreement”). Under the New Credit Agreement, the Company may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion and the Company may request that the maturity date be extended for up to two additional one-year periods. Borrowings are issuable in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. Fees under the New Credit Agreement will be based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current debt ratings, NAI will pay a facility fee of 0.125% and an initial drawn cost of LIBOR plus 1.125%. All other terms and conditions under the New Credit Agreement will be substantially similar to those under the Credit Agreement.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of March 31, 2012 and June 30, 2011 were $60 billion and $49 billion, respectively. The increase from June 30, 2011 was primarily due to the new agreement with the National Football League, renewals of certain rights at the Company’s RSNs and international sports programming rights. Subsequent to March 31, 2012, the Company entered into an agreement for the rights to broadcast cricket matches organized by the Board of Control for Cricket in India through fiscal 2018. Under the terms of the agreement, the Company is required to obtain a bank guarantee covering the programming rights obligation.

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

As disclosed in the notes to the accompanying unaudited Consolidated Financial Statements of News Corporation, U.K. and U.S. regulators and governmental authorities are conducting investigations initiated in 2011 after allegations of phone hacking and inappropriate payments to public officials at our former publication, The News of the World, and other related matters, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is cooperating fully with these investigations. It is possible that these proceedings could damage our reputation and might impair our ability to conduct our business.

The Company is not able to predict the ultimate outcome or cost associated with these investigations. Violations of law may result in civil, administrative or criminal fines or penalties. The Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. At March 31, 2012, the Company has provided for its best estimate of the liability for the claims that have been filed. The Company has announced a process under which parties can pursue claims against the Company, and management believes that it is probable that additional claims will be filed. It is not possible to estimate the liability for such additional claims given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision for such matters. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could affect the Company’s results of operations and financial condition.

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

Although the Company determined that the goodwill included in the consolidated balance sheets was not impaired as a result of the annual impairment tests performed as of June 30, 2011, the Company continues to monitor the goodwill at its Digital Media Group reporting unit as well as at a reporting unit included in its Publishing segment. Goodwill was $242 million and $1.7 billion, respectively, as of March 31, 2012 at these reporting units where goodwill is at risk for future impairment.

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

At March 31, 2012, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $152 million (including the Company’s non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $45 million at March 31, 2012.

Interest Rates

The Company’s current financing arrangements and facilities include approximately $15,460 million of outstanding fixed-rate debt and the Credit Agreement, which carries variable interest. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. As of March 31, 2012, substantially all of the Company’s financial instruments with exposure to interest rate risk were denominated in U.S. dollars and had an aggregate fair value of approximately $17,917 million. The potential change in fair market value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $910 million at March 31, 2012.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity method affiliates and had an aggregate fair value of approximately $9,352 million as of March 31, 2012. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $8,416 million. Such a hypothetical decrease would result in a before tax decrease in comprehensive income of approximately $32 million, as any changes in fair value of the Company’s equity method affiliates are not recognized unless deemed other-than-temporary.

Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk at March 31, 2012 or June 30, 2011 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At March 31, 2012, the Company did not anticipate nonperformance by any of the counterparties.

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 14, 2006, a purported class action lawsuit, captioned Jim Brown v. Brett C. Brewer, et al., was filed against certain former Intermix directors and officers in the United States District Court for the Central District of California. The plaintiff asserted claims for alleged violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9, as well as control person liability under Section 20(a) of the Exchange Act. The plaintiff alleged that certain defendants disseminated false and misleading definitive proxy statements on two occasions: one on December 30, 2003 in connection with the stockholder vote on January 29, 2004 on the election of directors and ratification of financing transactions with certain entities of VantagePoint; and another on August 25, 2005 in connection with the stockholder vote on the FIM Transaction. The complaint named as defendants certain VantagePoint related entities, the former general counsel and the members of the Intermix Board who were incumbent on the dates of the respective proxy statements. Intermix was not named as a defendant, but has certain indemnity obligations to the former officer and director defendants in connection with these claims and allegations. On August 25, 2006, plaintiff amended his complaint to add certain investment banks (the “Investment Banks”) as defendants. Intermix has certain indemnity obligations to the Investment Banks as well. Plaintiff amended his complaint again on September 27, 2006, which defendants moved to dismiss. On February 9, 2007, the case was transferred to Judge George H. King, the judge assigned to the LeBoyer action, on the grounds that it raises substantially related questions of law and fact as LeBoyer, and would entail substantial duplication of labor if heard by different judges. On June 11, 2007, Judge King ordered the Brown case be consolidated with the LeBoyer action, ordered plaintiffs’ counsel to file a consolidated first amended complaint, and further ordered the parties to file a joint brief on defendants’ contemplated motion to dismiss the consolidated first amended complaint. On July 11, 2007, plaintiffs filed the consolidated first amended complaint, which defendants moved to dismiss. By order dated January 17, 2008, Judge King granted defendants’ motion to dismiss the 2003 proxy claims (concerning VantagePoint transactions) and the 2005 proxy claims (concerning the FIM Transaction), as well as a claim against the VantagePoint entities alleging unjust enrichment. The court found it unnecessary to rule on dismissal of the remaining claims, which are related to the 2005 FIM Transaction, because the dismissal disposed of those claims. On February 8, 2008, plaintiffs filed a consolidated second amended complaint, which defendants moved to dismiss on February 28, 2008. By order dated July 15, 2008, the court granted in part and denied in part defendants’ motion to dismiss. The 2003 claims and the claims against the Investment Banks were dismissed with prejudice. The Section 14(a), Section 20(a) and the breach of fiduciary duty claims related to the FIM Transaction remain against the officer and director defendants and the VantagePoint defendants. On November 14, 2008, plaintiff filed a motion for class certification to which defendants filed their opposition on January 14, 2009. On June 22, 2009, the court granted plaintiff’s motion for class certification, certifying a class of all holders of Intermix common stock from July 18, 2005 through consummation of the FIM Transaction, who were allegedly harmed by defendants’ improper conduct as set forth in the complaint. On June 17, 2010, the court granted in part and denied in part defendants’ summary judgment motion filed on October 19, 2009. Specifically, the court denied plaintiff’s motion for summary adjudication of a factual issue and denied defendants’ motion to exclude plaintiff’s damages expert, which was filed on November 30, 2009. In the court’s June 17, 2010 order, the court found that plaintiff could not proceed on any fiduciary duty claim based upon alleged violations of the duty of care, but found material issues of fact prohibiting summary judgment on alleged violations of fiduciary duty of loyalty. On plaintiff’s Section 14(a) claim, the court found material issues of fact that prohibited summary judgment on the entire claim, but granted defendants’ motion as to certain purported omissions, finding the allegedly omitted information immaterial. Further, the court granted defendants’ motion as to two damage theories for the Section 14(a) claim, finding benefit of the bargain damages not viable and lost opportunity damages too speculative, and permitting plaintiff to proceed only based upon a theory of out-of-pocket damages. No trial date was set. On October 21, 2010, the parties agreed to a settlement of the action, which is subject to approval by the court. A formal stipulation of settlement was submitted to the court for its approval on December 28, 2010 and the Company recognized the terms of this settlement in its results of operations. The terms of this settlement were not material to the Company. On February 18, 2011, the court granted preliminary approval of the settlement. Plaintiff’s counsel supervised notice of the settlement to the class. The notice provided class members with an opportunity to object. Two shareholders filed objections to the settlement with the court in April 2011. Both objectors had counsel appear on their behalf at a hearing on May 16, 2011 where the court considered plaintiff’s motion for final approval of the settlement and plaintiff’s counsel’s motion for attorneys’ fees, which will come out of the settlement funds. At the hearing, the court did not rule on the motions and instead ordered that plaintiff, objector Trafelet & Co., and defendants submit joint briefing with respect to certain of Trafelet’s objections. The joint brief was filed on June 10, 2011. The joint brief narrowed the objections to allocation of the settlement amount and sufficiency of the notice as it pertains to how the settlement funds will be allocated. The joint brief contained no objection to the settlement itself. On September 29, 2011, the court entered an order rejecting the settlement in so far as the court found that the proposed plan of allocation was not fair, adequate and reasonable because certain members of the certified class are releasing their claims under the settlement, but under the proposed plan, they will not be receiving any of the settlement proceeds. The court ordered the parties to submit a new plan of allocation within 30 days and stated that it will issue appropriate orders after reviewing the new plan. The court order had no effect on the settlement amount. Plaintiff and Trafelet submitted competing revised plans of allocation of the settlement proceeds. On December 19, 2011, the court set a hearing for January 12, 2012 to consider these plans and whether further notice should be provided to the class if the court were to approve a revised plan of allocation. The court heard argument on the issues of allocation and notice on January 12, 2012. On January 18, 2012, the court issued an order rejecting certain aspects of the plaintiff’s revised plan of allocation, providing that plaintiff give supplemental notice of the revised plan of allocation with a period for objections, and setting March 19, 2012 as the hearing date for final approval of the settlement. Thereafter, two shareholders filed motions seeking to intervene in the action. The court rejected those motions. One shareholder submitted written objections to the revised plan of allocation and settlement. At the hearing on March 19, 2012, the court (a) approved the settlement and revised plan of allocation after considering, and rejecting, all of the objections that the court had received, including those submitted prior to the May 16, 2011 hearing, (b) denied an attempt by James Nelson, a purported shareholder, to assert additional oral objections during the hearing upon finding that such objections would be untimely, and (c) awarded attorneys’ fees, which are taken out of the settlement amount, paid per the terms of the settlement agreement. That same day, the court entered judgment dismissing the case with prejudice. On April 19, 2012, Mr. Nelson filed a notice of appeal in which he appealed from an order dated March 19, 2012 denying Mr. Nelson’s request to assert additional oral objections to the settlement during the hearing on final approval of the settlement.

Shareholder Litigation

On March 16, 2011, a complaint seeking to compel the inspection of the Company’s books and records pursuant to 8 Del. C. § 220, captioned Central Laborers Pension Fund v. News Corporation, was filed in the Delaware Court of Chancery. The plaintiff requested the Company’s books and records to investigate alleged possible breaches of fiduciary duty by the directors of the Company in connection with the Company’s purchase of Shine (the “Shine Transaction”). The Company moved to dismiss the action. On November 30, 2011, the court issued an order granting the Company’s motion and dismissing the complaint. The plaintiff filed a notice of appeal on December 13, 2011. The Delaware Supreme Court heard argument on the fully-briefed appeal on April 18, 2012. No decision on the appeal has been issued yet.

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

The defendants filed a motion to dismiss the Second Amended Complaint. The motion is fully briefed and the hearing is scheduled for May 21, 2012.

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

On March 2, 2012, another purported stockholder of the Company filed a derivative action captioned Belle M. Cohen v. Murdoch, et al., in the Delaware Court of Chancery (the “Cohen Litigation”). The complaint names as defendants the directors of the Company and the Company as a nominal defendant. The complaint’s claims and allegations pertain to the NoW Matter and are substantially similar to the NoW Matter allegations raised in the Second Amended Complaint in the Consolidated Action. The complaint asserts causes of action against the defendants for alleged breach of fiduciary duty, gross mismanagement, contribution and indemnification, abuse of control, and waste of corporate assets. The action seeks as relief damages, fees and costs. On March 20, 2012, the Cohen Litigation was consolidated with the Consolidated Action.

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

The News of the World Investigations and Litigation

U.K. and U.S. regulators and governmental authorities are conducting investigations initiated in 2011 after allegations of phone hacking and inappropriate payments to public officials at our former publication, The News of the World, and other related matters, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is cooperating fully with these investigations. It is possible that these proceedings could damage our reputation and might impair our ability to conduct our business.

The Company is not able to predict the ultimate outcome or cost associated with these investigations. Violations of law may result in civil, administrative or criminal fines or penalties. The Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. As of March 31, 2012, the Company has provided for its best estimate of the liability for the claims that have been filed. The Company has announced a process under which parties can pursue claims against the Company, and management believes that it is probable that additional claims will be filed. It is not possible to estimate the liability for such additional claims given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision for such matters. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could affect the Company’s results of operations and financial condition.

HarperCollins

Commencing on August 9, 2011, twenty-nine purported consumer class actions have been filed in the U.S. District Courts for the Southern District of New York and for the Northern District of California, which relate to the decisions by certain publishers, including HarperCollins Publishers L.L.C. (“HarperCollins”), to begin selling their eBooks pursuant to an agency relationship. The cases all involve allegations that certain named defendants in the book publishing and distribution industry, including HarperCollins, violated the antitrust and unfair competition laws by virtue of the switch to the agency model for eBooks. The actions seek as relief treble damages, injunctive relief and attorneys’ fees. The Judicial Panel on Multidistrict Litigation (“JPML”) has transferred the various class actions to the Honorable Denise L. Cote in the Southern District of New York. On January 20, 2012, plaintiffs filed a consolidated amended complaint, again alleging that certain named defendants, including HarperCollins, violated the antitrust and unfair competition laws by virtue of the switch to the agency model for eBooks. Defendants’ filed a motion to dismiss on March 2, 2012. On March 30, 2012, plaintiffs filed their opposition to defendants’ motion to dismiss. On April 13, 2012, certain defendants, not including HarperCollins, filed a reply in support of their motion to dismiss. On April 18, 2012, Judge Cote held a status conference to assess the impact on the consolidated class actions of the actions brought by United States Department of Justice (the “DOJ”) and sixteen state Attorneys General led by Texas and Connecticut (the “AGs”) (discussed below). On April 24, 2012, Judge Cote issued a case management order regarding discovery issues and scheduled a status conference for June 22, 2012.

Following an investigation, on April 11, 2012, the DOJ filed an action in the U.S. District Court for the Southern District of New York against certain publishers, including HarperCollins, and Apple, Inc. The DOJ’s complaint alleges antitrust violations relating to defendants’ decisions to begin selling eBooks pursuant to an agency relationship. This case was assigned to Judge Cote. Simultaneously, the DOJ announced that it had reached a proposed settlement with three publishers, including HarperCollins, and filed a Proposed Final Judgment and related materials detailing that agreement. Among other things, the Proposed Final Judgment requires that HarperCollins terminate its agreements with certain eBook retailers and places certain restrictions on any agreements subsequently entered into with such retailers. Pursuant to the Antitrust Procedures and

Penalties Act, the Proposed Final Judgment cannot be entered by Judge Cote for at least sixty days while the DOJ receives public comments. Additional information about the Proposed Final Judgment can be found on the DOJ’s website.

Following an investigation, on April 11, 2012, the AGs filed a similar action against certain publishers and Apple, Inc. in the Western District of Texas. As a result of a memorandum of understanding agreed upon with the AGs for Texas and Connecticut, which is subject to finalizing a settlement agreement, HarperCollins was not named as a defendant in this action. Any settlement reached with any state attorneys general is subject to court approval and would, subject to court approval, also resolve the damage claims of individual citizens from those states.

While the Proposed Final Judgment of the DOJ has not been entered and the memorandum of understanding agreed upon with the AGs is still subject to finalization and court approval, the Company believes that these proposed settlements, as currently drafted, will not have a material impact on the results of operations or the financial position of the Company. However, the Company can make no assurances that these proposed settlements will be finalized or that they will receive court approval.

The European Commission is conducting an investigation into whether certain companies in the book publishing and distribution industry, including HarperCollins, violated the antitrust and unfair competition laws by virtue of the switch to the agency model for eBooks. Following discussions with the European Commission, the Office of Fair Trading closed its investigation in favor of the European Commission’s investigation on December 6, 2011. HarperCollins currently is cooperating with the European Commission and working towards resolving its investigation.

While a proposed resolution has not been finalized with the European Commission, the Company believes that such a resolution, as currently contemplated, would not have a material impact on the results of operations or the financial position of the Company. However, the Company can make no assurances that such a resolution will be finalized.

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

The Company derives substantial revenues from the sale of advertising on or in its television stations, broadcast and cable networks, newspapers, integrated marketing services, digital media properties and direct broadcast satellite services. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. Demand for the Company’s products is also a factor in determining advertising rates. For example, ratings points for the Company’s television stations, broadcast and cable networks and circulation levels for the Company’s newspapers are factors that are weighed when determining advertising rates, and with respect to the Company’s television stations and broadcast and television networks, when determining the affiliate rates received by the Company. In addition, newer technologies, including new video formats, streaming and downloading capabilities via the Internet, video-on-demand, personal video recorders, digital distribution models for books and other devices and technologies are increasing the number of media and entertainment choices available to audiences. Some of these devices and technologies allow users to view television or motion pictures from a remote location or on a time-delayed basis and provide users the ability to fast-forward, rewind, pause and skip programming and advertisements. These technological developments are increasing the number of media and entertainment choices available to audiences and may cause changes in consumer behavior that could affect the attractiveness of the Company’s offerings to viewers, advertisers and/or distributors. A decrease in advertising expenditures or reduced demand for the Company’s offerings can lead to a reduction in pricing and advertising spending, which could have an adverse effect on the Company’s businesses and assets.

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

The Company Could Suffer Losses Due to Asset Impairment Charges for Goodwill, Intangible Assets and Programming.

In accordance with applicable generally accepted accounting principles, the Company performs an annual impairment assessment of its recorded goodwill and indefinite-lived intangible assets, including FCC licenses and mastheads, during the fourth quarter of each fiscal year. The Company also continually evaluates whether current factors or indicators, such as the prevailing conditions in the capital markets, require the performance of an interim impairment assessment of those assets, as well as other investments and other long-lived assets. Any significant shortfall, now or in the future, in advertising revenue and/or the expected popularity of the programming for which the Company has acquired rights could lead to a downward revision in the fair value of certain reporting units, particularly those in the Publishing, Television and Cable Network Programming segments. A downward revision in the fair value of a reporting unit, indefinite-lived intangible assets, investments or long-lived assets could result in an impairment and a non-cash charge would be required. Any such charge could be material to the Company’s reported net earnings.

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

The Company Must Respond to Changes in Consumer Behavior as a Result of New Technologies in Order to Remain Competitive.

Technology, particularly digital technology used in the entertainment industry, continues to evolve rapidly, leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume digital content. Content owners are increasingly delivering their content directly to consumers over the Internet, often without charge, and innovations in distribution platforms have enabled consumers to view such Internet-delivered content on televisions and portable devices. There is a risk that the Company’s responses to these changes and strategies to remain competitive, including distribution of its content on a “pay” basis, may not be adopted by consumers. In addition, enhanced Internet capabilities and other new media may reduce television viewership, the demand for DVDs and Blu-rays, the desire to see motion pictures in theaters and the demand for newspapers, which could negatively affect the Company’s revenues. In publishing, the trending toward digital media may drive down the price consumers are willing to spend on our products disproportionately to the costs associated with generating literary content. The Company’s failure to protect and exploit the value of its content, while responding to and developing new technology and business models to take advantage of advancements in technology and the latest consumer preferences, could have a significant adverse effect on the Company’s businesses, asset values and results of operations.

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

U.S. Citizenship Requirements May Limit Common Stock Ownership and Voting Rights.

The Company owns broadcast station licensees in connection with its ownership and operation of U.S. television stations. Under U.S. law, no broadcast station licensee may be owned by a corporation if more than 25% of its stock is owned or voted by non-U.S. persons, their representatives, or by any other corporation organized under the laws of a foreign country. The Company’s Restated Certificate of Incorporation authorizes the Board to prevent, cure or mitigate the effect of stock ownership above the applicable foreign ownership threshold by taking any action including: refusing to permit any transfer of common stock to or ownership of common stock by a non-U.S. stockholder; voiding a transfer of common stock to a non-U.S. stockholder; suspending rights of stock ownership if held by a non-U.S. stockholder; or redeeming common stock held by a non-U.S. stockholder. On April 18, 2012, the Company announced that it had determined that approximately 36% of the Company’s Class B Common Stock is owned by non-U.S. stockholders, and the combined ownership of Class A Common Stock and Class B Common Stock by non-U.S. stockholders is approximately 22% of the combined outstanding shares of Class A Common Stock and Class B Common Stock. In order to ensure compliance with U.S. law, the Company suspended 50% of the voting rights of the Class B Common Stock held by non-U.S. stockholders. This suspension will remain in place for as long as the Company deems it necessary to maintain compliance with applicable U.S. law. The Company is not able to predict whether it will need to adjust the suspension or whether additional action pursuant to its Restated Certificate of Incorporation may be necessary. The FCC could review the Company’s compliance with applicable U.S. law in connection with its consideration of the Company’s renewal applications for licenses to operate the broadcast stations the Company owns.

We Face Criminal Investigations Regarding Allegations of Phone Hacking and Inappropriate Payments to Public Officials and Other Related Matters and Related Civil Lawsuits.

U.K. and U.S. regulators and governmental authorities are conducting investigations initiated in 2011 after allegations of phone hacking and inappropriate payments to public officials at our former publication, The News of the World, and other related matters, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is cooperating fully with these investigations.

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

In June 2005, the Company announced a stock repurchase program under which the Company is authorized to acquire from time to time up to an aggregate of $3 billion in Class A Common Stock and Class B Common Stock. In May 2006, the Company announced that the Board increased the total amount of the stock repurchase program to $6 billion. In July 2011, the Company announced that the Board had authorized increasing the total amount of the stock repurchase program remaining by approximately $3.2 billion to $5 billion. The remaining authorized amount under the Company’s stock repurchase program at March 31, 2012, excluding commissions, was approximately $1.7 billion.

Below is a summary of the Company’s purchases of its Class A Common Stock during the three months ended March 31, 2012:

	Total Number of Shares Purchased	Average Price per Share	Total Cost of Purchase
			(in millions)
January	8,500,000	$18.59	$158
February	14,500,000	19.31	280
March	19,130,000	19.81	379

Total	42,130,000		$817

The Company did not purchase any of its Class B Common Stock during the three months ended March 31, 2012.

In May 2012, the Company announced that the Board approved a $5 billion increase to the Company’s stock repurchase program for the repurchase of Class A Common Stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits.

10.1	Second Extension Agreement, as of January 1, 2012, between News America Incorporated and Arthur M. Siskind.*

10.2	Form of Performance Stock Unit Agreement Settled in Cash-Settled Performance Stock Units.*

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2012 and 2011; (ii) Consolidated Balance Sheets at March 31, 2012 (unaudited) and June 30, 2011 (audited); (iii) Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 2012 and 2011; and (iv) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ David F. DeVoe
David F. DeVoe Senior Executive Vice President and Chief Financial Officer

Date:    May 9, 2012