Form 10-K
period 2012-06-30
NEWS CORP
filed 2012-08-14
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Large accelerated filer  ☒             Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of December 30, 2011, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of News Corporation’s Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $29,789,221,367, based upon the closing price of $17.84 per share as quoted on the NASDAQ Stock Market on that date, and the aggregate market value of News Corporation’s Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $8,745,888,596, based upon the closing price of $18.18 per share as quoted on the NASDAQ Stock Market on that date.

As of August 6, 2012, 1,568,816,267 shares of Class A Common Stock and 798,520,953 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the News Corporation definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of News Corporation’s fiscal year end.

PART I

ITEM 1.	BUSINESS

Background

News Corporation, a Delaware corporation, is a diversified global media company with operations in the following six industry segments: (i) Cable Network Programming; (ii) Filmed Entertainment; (iii) Television; (iv) Direct Broadcast Satellite Television; (v) Publishing; and (vi) Other. The activities of News Corporation are conducted principally in the United States, the United Kingdom, Continental Europe, Australia, Asia and Latin America. For financial information regarding News Corporation’s segments and operations in geographic areas, see “Item 8. Financial Statements and Supplementary Data.” Unless otherwise indicated, references in this Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the “Annual Report”) to “we,” “us,” “our,” “News Corporation” or the “Company” means News Corporation and its subsidiaries.

In June 2012, the Company announced that it intends to pursue the separation of its publishing and its media and entertainment businesses into two distinct publicly traded companies. The global media and entertainment company would consist of the Company’s cable and television assets, filmed entertainment, and direct satellite broadcasting businesses. The global publishing company that would be created through the proposed transaction would consist of the Company’s current publishing businesses as well as its education division. Following the separation, each company would maintain two classes of common stock: Class A Common and Class B Common Voting Shares. The separation is expected to be completed in approximately one year. In addition to final approval from the Board of Directors and stockholder approval, the completion of the separation will be subject to receipt of regulatory approvals, opinions from tax counsel and favorable rulings from certain tax jurisdictions regarding the tax-free nature of the transaction to the Company and to its stockholders, further due diligence as appropriate, and the filing and effectiveness of appropriate filings with the U.S. Securities and Exchange Commission (the “SEC”). See “Item 1A. Risk Factors” for certain risk factors relating to the proposed separation transaction.

In July 2011, the Company announced that it would close its publication, The News of the World, after allegations of phone hacking and payments to public officials. The Company is subject to several ongoing investigations by U.K. and U.S. regulators and governmental authorities, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is fully cooperating with these investigations. In addition, the Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. The Company has taken steps to solve the problems relating to The News of the World including the creation of an independently-chaired Management & Standards Committee (the “MSC”), which operates independently from NI Group Limited (“News International”) and has full authority to ensure complete cooperation with all relevant investigations and inquiries into The News of the World matters and all other related issues across News International. The MSC conducts its own internal investigation where appropriate. The MSC has an independent Chairman, Lord Grabiner QC, and reports directly to Gerson Zweifach, Senior Executive Vice President and Group General Counsel of the Company. Mr. Zweifach reports to the independent members of the Board of Directors (the “Board”) through their representative Viet Dinh, an independent director and Chairman of the Company’s Nominating and Corporate Governance Committee. The independent directors of the Board have retained independent outside counsel and are actively engaged in these matters. The MSC conducted an internal investigation of the three other titles at News International and engaged independent outside counsel to advise it on these investigations and all other matters it handles. News International has instituted governance reforms and issued certain enhanced policies to its employees. The Company has also engaged independent outside counsel to assist it in responding to U.S. governmental inquiries.

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

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30 in each year. Through its predecessor, the Company was incorporated in 1979 under the Company Act 1961 of South Australia, Australia. At June 30, 2012, the Company had approximately 48,000 full-time employees. The Company’s principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036 and its telephone number is (212) 852-7000. The Company’s website is www.newscorp.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, through the Company’s website as soon as reasonably practicable after the material is electronically filed with or furnished to the SEC. Such reports may also be obtained without charge from the Company, and paper copies of any exhibits to such reports are also available for a reasonable fee per page charge to the requesting stockholder. Any materials that the Company filed with the SEC also may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

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

Cable Network Programming

The Company produces and licenses news, business news, sports, general entertainment and movie programming for distribution primarily through cable television systems and direct broadcast satellite operators in the United States and internationally.

FOX News. FOX News owns and operates the FOX News Channel, the top rated 24/7 all news national cable channel currently available to approximately 98 million U.S. households according to Nielsen Media Research, as well as the FOX Business Network which is currently available in over 68 million U.S. households.

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

FSN. Fox Sports Net, Inc. (“FSN, Inc.”) is the largest regional sports network (“RSN”) programmer in the United States, focusing on live professional and major collegiate home team sports events. FSN, Inc.’s sports programming business currently consists primarily of ownership interests in 13 RSNs, including numerous sub-regional feeds (the “FSN RSNs”) and National Sports Programming, which operates FSN (“FSN”), a national sports programming service. FSN, Inc. also is affiliated with, through FSN, an additional four RSNs that are not owned by FSN, Inc. (the “FSN Affiliated RSNs”). FSN provides the FSN RSNs and the FSN Affiliated RSNs with national sports programming, featuring original and licensed sports-related programming, as well as live and replay sporting events. The FSN RSNs and the FSN Affiliated RSNs currently have approximately 67 million subscribers and have rights to telecast live games of 51 of 81 U.S. professional sports teams in Major League Baseball (“MLB”), the National Basketball Association and the National Hockey League; collegiate conferences; and numerous college and high school sports teams.

FX. Currently reaching close to 100 million U.S. households according to Nielsen Media Research, FX is a general entertainment network that telecasts a growing roster of original series, as well as acquired television series and motion pictures. FX’s lineup for the 2012-2013 season includes the critically acclaimed Sons of Anarchy (season five), Justified (season four) and American Horror Story (season two). Also included in the 2012-2013 season line-up are the eighth season of the comedy series It’s Always Sunny in Philadelphia, the fourth seasons of Archer and The League, the third season of Louie, the second season of Wilfred and the premiere season of Anger Management. Current syndicated series include Two and a Half Men and How I Met Your Mother. During the 2012-2013 season, FX will also showcase the television premieres of theatrical motion pictures, including Twilight New Moon, Twilight Eclipse, Iron Man II, Karate Kid, Grown Ups, True Grit, How to Train Your Dragon and X-Men: First Class. FX also recently acquired the telecast premiere rights to 2012’s number one movie The Avengers, as well as Prometheus, Watchmen, Men In Black 3, The Lorax, Taken 2, Madagascar 3, Act of Valor and Bourne Legacy, among others. The Company also produces and distributes FX HD, a 24-hour national programming service produced and distributed in high definition. In 2011, FX began airing Saturday college football games as part of the Fox Sports on FX package. FX is also airing The Ultimate Fighter, the weekly signature reality show of the Ultimate Fighting Championship (“UFC”), as well as an additional four to six live UFC events annually.

SPEED. Currently reaching more than 81 million households in the United States according to Nielsen Media Research, SPEED brings viewers season-long coverage of the National Association of Stock Car Auto Racing (“NASCAR”) races, events and original programming (including exclusive coverage of the annual NASCAR Sprint All-Star Race and NASCAR Hall of Fame ceremonies). In addition, SPEED delivers programming from other top racing series, such as Formula One, Grand American Road Racing, The 24 Hours of Le Mans, World of Outlaws, AMA Pro Racing, AMA Supercross, Monster Jam, World Superbike and MotoGP. In the spring of 2012, SPEED premiered the new enthusiast series, Hard Parts: South Bronx. SPEED also is distributed by Fox Latin America Channels to subscribers in Mexico, Canada and Latin America and by Premier Media Group in Australia. The Company also produces and distributes SPEED HD, a 24-hour national programming service produced and distributed in high definition. SPEED’s broadband network SPEED2 features live and on-demand streaming of over 200 hours of motorsports events and enthusiast programming online and is expected to reach more than 30 million households in 2012.

FUEL TV. FUEL TV is a domestic 24-hour programming service dedicated to thrill seeking sports, as well as high energy entertainment programming, and the lifestyle surrounding it. FUEL TV covers both competitive and performance action in the arenas of UFC, surfing, BMX and freestyle motocross. Programming includes U.S. and international action sports events and competitions, as well as original series and specials about top action sports athletes and their music, art and culture from a global perspective.

Fox College Sports. Fox College Sports consists of three regionally-aligned networks, FCS Pacific, FCS Central and FCS Atlantic. Fox College Sports provides live and delayed collegiate events from the nation’s top collegiate conferences, coaches’ shows and collegiate highlight and magazine-format programming from the FSN RSNs across the country.

Fox Movie Channel. Beginning in January 2012, Fox Movie Channel split its programming into two day parts. From 3AM to 3PM, the network is branded as FMC and airs films from the historic library of Twentieth Century Fox, uncut and commercial free. From 3PM to 3AM, the network is branded as FXM and utilizes FX’s roster of box office blockbuster modern day films with revenue generated from advertising. Also featured throughout both day parts are documentaries and original series that explore the moviemaking process from script to screen.

Fox Soccer Channel. Fox Soccer Channel is an English-language programming service offering comprehensive coverage of world-class soccer. Top properties include the UEFA Champions League and European League, England’s Barclays Premier League, FA Cup, the CONCACAF Champions League and the CONCACAF Gold Cup, along with daily soccer news programs, magazine shows and in depth coverage on the world’s most popular sport. The Company also produces and distributes Fox Soccer Channel HD, a 24-hour national programming service produced and distributed in high definition.

Fox Soccer Plus. Launched in fiscal 2010, Fox Soccer Plus is a premium cable network showcasing nearly 700 exclusive live soccer and rugby competitions. Soccer events include matches from the UEFA Champions League, England’s Barclays Premier League, and FA Cup. Rugby coverage includes matches from the Heineken Cup, Aviva Premiership and RaboDirect Pro 12.

Big Ten Network. The Company owns an approximate 51% interest in the Big Ten Network, a 24-hour national programming service dedicated to the Big Ten Conference and Big Ten athletics, academics and related programming, and Big Ten Network HD, a 24-hour national programming service produced and distributed in HD.

National Geographic U.S. The Company holds an approximate 70% interest in NGC Network US LLC (“NGC Network”), which produces and distributes the National Geographic Channel and National Geographic Channel HD, Nat Geo Wild and Nat Geo Wild HD in the United States, with NGHT, LLC, a subsidiary of the National Geographic Society (“NGHT”), holding the remaining interest. National Geographic Channel and National Geographic Channel HD currently reach more than 84 million households in the United States and Nat Geo Wild and Nat Geo Wild HD reach more than 57 million subscribers in the United States according to Nielsen Media Research.

The National Geographic Channels air non-fiction and documentary programming on such topics as natural history, adventure, science, exploration and culture. The Nat Geo Wild channels air non-fiction and documentary programming featuring natural history. In July 2011, NGC Network launched Nat Geo Mundo, a Spanish-language national programming service airing non-fiction and documentary programming on topics similar to those featured on the National Geographic Channels.

Fox International Channels (“FIC”). FIC operates, develops and distributes primarily factual and general entertainment channels in various countries in Europe, Latin America, Africa and Asia, including the Fox Channel, Fox Life, FX, SPEED, Utilisima (which is also distributed in the United States), Fox Crime, NEXT,

FOX Traveller, the Voyage Channel, FOX Sports, STAR World, STAR Movies (also known as Fox Movies Premium in certain countries) and Chinese language television programming targeted at Chinese-speaking audiences in Asia. These channels are distributed either in HD or in standard definition (“SD”) or in certain cases, in both HD and SD.

FIC also owns a 52.2% interest in NGC Network International LLC and NGC Network Latin America LLC (collectively “NGC International”), with NGHT holding a 26.8% interest and a subsidiary of BSkyB holding a 21% interest. NGC International produces and distributes the National Geographic Channel in various international markets. NGC International also produces and distributes the National Geographic Channel HD, the Nat Geo Adventure channel (in both HD and SD), the Nat Geo Wild channel (in both HD and SD) and the Nat Geo Music channel in international markets. The National Geographic Channel is currently shown in 37 languages and in approximately 173 countries internationally, including the United States.

FIC owns a 77.5% equity interest in LAPTV, a partnership that distributes nine premium pay television channels (Moviecity Premieres HD, Moviecity Premieres, Moviecity Action HD, Moviecity Action, Moviecity Family, Moviecity Hollywood HD, Moviecity Hollywood, Moviecity Classics and Moviecity Mundo and their multiplexes) and four basic television channels (The Film Zone HD, The Film Zone, Cinecanal and Cinecanal HD) in Latin America (excluding Brazil). Such channels primarily feature theatrical motion pictures of Twentieth Century Fox and three other studio partners in the English language with Spanish subtitles.

FIC also owns a majority equity interest in Elite Sports Limited, a company that owns and distributes BabyTV, a 24-hour channel dedicated to infants and toddlers under three years old to over 100 countries, including the United States.

In December 2011, the Company acquired the 67% equity interest in Fox Pan American Sports LLC (“FPAS”) that it did not already own for approximately $400 million. FPAS is an international sports programming and production entity, which owns and operates Fox Sports Latin America network, a Spanish and Portuguese-language sports network distributed to subscribers in certain Caribbean and Central and South American nations. Also as a result of this transaction, the Company now owns 100% of Fox Deportes, a Spanish-language sports programming service distributed in the United States. Fox Deportes (formerly known as Fox Sports en Español), has more than 2,100 hours of live and exclusive programming, including exclusive coverage of premiere soccer matches (such as Copa Santander Libertadores and Copa Bridgestone Sudamericana) and MLB, including All-Star, NLCS and World Series games. Fox Deportes reaches more than 20 million cable and satellite households in the United States, of which almost 6 million are U.S. Latino.

FIC owns a 50% interest in Mundofox Broadcasting, LLC, a joint venture with RCN MF Holdings, Inc., a Latin American television network and production company. In August 2012, the joint venture launched Mundofox, a new Spanish-language broadcast television network targeted at the U.S. Hispanic market. Mundofox will feature original news and entertainment content as well as access to sporting events and programming.

FIC also manages Channel [V] Thailand in which the Company owns a 49% interest. Channel [V] Thailand owns a Thai language music channel. FIC licenses its Channel [V] brand to a third party in Australia to operate a music channel.

In addition, FIC has a joint venture with CJ E&M (formerly CJ Media), a Korean media conglomerate for the distribution of the tvN channel, a 24-hour general entertainment channel featuring Korean content, such as original dramas, variety shows, reality and lifestyle programs.

STAR India. STAR India develops, produces and broadcasts 34 channels in eight languages, which are distributed primarily via satellite to local cable, internet protocol television (“IPTV”) and direct-to-home (“DTH”) operators for distribution throughout Asia, the United Kingdom, Continental Europe, North America and parts of Africa to their subscribers. STAR India’s primary sources of programming for its channels include original programming produced, commissioned or acquired by STAR India. STAR India also owns a Hindi film library comprised of approximately 1,286 titles, a South Indian languages film library comprised of approximately 2,544 titles, a Bengali film library comprised of approximately 41 titles, a Marathi film library comprised of approximately 129 titles, a Hindi television program library comprised of approximately 727 titles, a South Indian languages program library comprised of approximately 3,939 titles, a Bengali program library comprised of approximately 128 titles and a Marathi program library comprised of approximately 67 titles. STAR India’s channels include the flagship Hindi general entertainment channels STAR Plus and Life OK, the Hindi movie channels Star Gold and Movies OK, the English general entertainment channel Star World, the English movie channel Star Movies, the Bengali general entertainment channel STAR Jalsha, the Marathi general entertainment channel STAR Pravah and the South Indian languages general entertainment channels Asianet and Vijay TV.

In April 2012, STAR India acquired media rights to the BCCI Domestic and International Cricket Series in India for the period from 2012 to 2018.

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

The Company also holds an approximate 30% interest in Tata Sky Limited which owns and operates a DTH platform in India. The Company has a 50/50 joint venture, Star Den, with Den Networks Limited to perform channel placement services in India. In May 2011, Star Den entered into a 50/50 joint venture with Zee Turner Limited and Zee Entertainment Enterprises Limited (“ZEEL”) to distribute and market all channels owned by the Company and ZEEL, their respective affiliated channels and other third party channels in India, Nepal and Bhutan. The joint venture company, Media Pro Enterprises India Private Limited, commenced operations July 1, 2011.

Middle East. The Company has an approximate 19% interest in Rotana Holding FZ-LLC (“Rotana”), which operates a diversified film, television, audio, advertising and entertainment business across the Middle East and North Africa. The Company also has an approximate 33% interest in Moby Group Holdings Limited (“MGH”). MGH operates television, radio, production and other media businesses in Afghanistan and also broadcasts Farsi language general entertainment programming across the Middle East under the “Farsi1” and “Zemzemeh” brands.

ESPN STAR Sports. The Company owns a 50% interest in ESPN STAR Sports, with ESPN, Inc. owning the remainder. ESPN STAR Sports is the leading sports broadcaster in Asia and operates 25 channels in different languages. In June 2012, the Company entered into an agreement to acquire the remaining 50% interest in ESPN STAR Sports it did not already own. The acquisition is subject to regulatory clearances and other customary closing conditions.

Phoenix. The Company owns an approximate 18% interest in Phoenix, a company listed on the Main Board of The Stock Exchange of Hong Kong Limited. Phoenix owns and operates Chinese language general entertainment, movie and current affairs channels, all of which are targeted at Chinese audiences around the world and are primarily distributed on a free or an encrypted basis via pay television platforms in Asia and Europe and in the United States. Phoenix also operates a new media business which is listed on the New York Stock Exchange and an outdoor advertising business.

PT Visi Media Asia. The Company owns an approximate 6.7% interest in PT Visi Media Asia, a company which listed on the Indonesia Stock Exchange in November 2011. PT Visi Media Asia owns and operates television channels and an online news portal, all of which are targeted at audiences in Indonesia.

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

FOX News. FOX News Channel’s primary competition comes from the cable networks CNN, HLN (CNN’s Headline News), and MSNBC. Fox Business Network’s primary competition comes from the cable networks CNBC and Bloomberg Television. FOX News Channel and FOX Business Network also compete for viewers and advertisers within a broad spectrum of television networks, including other non-news cable networks and free-to-air broadcast television networks.

Sports programming operations. A number of basic and pay television programming services, such as ESPN and NBC Sports Network, as well as free-to-air stations and broadcast networks, provide programming that also targets the FSN RSNs’ audience. FSN is the leading programming service distributing a full range of sports programming on both a national and regional level. On a national level, FSN’s primary competitor is ESPN and, to a lesser extent, ESPN2, NBC Sports Network and CBS Sports Net. In regional markets, the FSN RSNs compete with other regional sports networks, including those operated by team owners, cable television systems, local broadcast television stations and other sports programming providers and distributors.

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

STAR India. In India, the pay television broadcasting industry has several participants, and STAR India’s entertainment channels compete with both pay and free-to-air channels since they are delivered by common cable. STAR India also competes in India to acquire Hindi and other Indian languages film and programming rights, and internationally for English film and programming rights.

Filmed Entertainment

The Company is engaged in the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide.

Feature Film Production and Distribution

One of the world’s largest producers and distributors of motion pictures, Fox Filmed Entertainment (“FFE”) produces, acquires and distributes motion pictures throughout the world under a variety of arrangements. During fiscal 2012, FFE placed 25 motion pictures in general release in the United States. The motion pictures of FFE are produced and/or distributed by the following units of FFE: Twentieth Century Fox and Fox 2000, which produce and acquire motion pictures for mainstream audiences; Fox Searchlight Pictures, which produces and acquires specialized motion pictures; and Twentieth Century Fox Animation, which produces feature length animated motion pictures. In addition, Fox International Productions, Inc. co-produces, co-finances and acquires local-language motion pictures for distribution outside the United States. The motion pictures produced and/or distributed by FFE in the United States and international territories in fiscal 2012 included Rise of the Planet of the Apes, Alvin and the Chipmunks: Chipwrecked!, Chronicle, Titanic 3D, Prometheus, The Descendants and The Best Exotic Marigold Hotel. FFE has already released or currently plans to release approximately 25 motion pictures in the United States in fiscal 2013, including Ice Age: Continental Drift, The Watch, Taken 2, Life of Pi, Parental Guidance, A Good Day to Die Hard, Epic, Hitchcock and Trance.

Pursuant to an agreement with Monarchy Enterprises Holdings B.V. (“MEH”), the parent company of New Regency in which the Company has a 20% interest, and certain of MEH’s subsidiaries, FFE distributes certain New Regency films and all films co-financed by FFE and New Regency in all media worldwide, excluding a number of international territories with respect to television rights. Among its fiscal 2013 releases, FFE currently expects to distribute two New Regency films.

Motion picture companies, such as FFE, typically seek to generate revenues from various distribution channels. FFE derives its worldwide motion picture revenues primarily from four basic sources (set forth in general chronology of exploitation): (i) distribution of motion pictures for theatrical exhibition in the United States and Canada and markets outside of the United States and Canada (“international” markets); (ii) distribution of motion pictures in various home media formats, including electronic distribution; (iii) distribution of motion pictures for exhibition on premium pay, subscription video-on-demand, pay-per-view and video-on-demand programming services; and (iv) distribution of motion pictures for exhibition on free television networks, other broadcast program services, independent television stations and basic cable programming services, including certain services which are affiliates of the Company. The Company does not always have rights in all media of exhibition to all motion pictures that it releases, and does not necessarily distribute a given motion picture in all of the foregoing media in all markets.

The Company believes that the pre-release marketing of a feature film is an integral part of its motion picture distribution strategy and generally begins marketing efforts three to six months in advance of a film’s release date in any given territory. The Company markets and distributes its films worldwide principally through its own distribution and marketing companies.

Through Twentieth Century Fox Home Entertainment LLC, the Company distributes motion pictures and other programming produced by units of FFE, its affiliates and other producers in the United States, Canada and international markets in all home media formats, including the sale and rental of DVDs and Blu-rays. In fiscal

2012, the domestic home entertainment division released or re-released approximately 1,162 produced and acquired titles, including 31 new FFE film releases, approximately 820 catalog titles and approximately 311 television and non-theatrical titles. In international markets, the Company distributed, produced and acquired titles both directly and through foreign distribution channels, with approximately 926 releases in fiscal 2012, including approximately 33 new FFE film releases, approximately 684 catalog titles and approximately 209 television and non-theatrical releases. In fiscal 2012, the Company continued its worldwide home video distribution arrangement with Metro-Goldwyn-Mayer (“MGM”), releasing approximately 995 MGM home entertainment theatrical, catalog and television programs domestically and 664 internationally. The Company also continued its domestic home video distribution arrangements with Lions Gate (U.S. only) and Anchor Bay Entertainment, LLC (“Anchor Bay”) (U.S. and Canada), releasing approximately 1,520 Lions Gate home entertainment theatrical, catalog and television programs and approximately 566 Anchor Bay home entertainment theatrical, catalog and television programs. During fiscal 2012, the domestic home entertainment division released 323 Blu-ray titles, including 24 new FFE film releases, 246 catalog titles and 53 television and non-theatrical releases. In international markets, the Company released 264 Blu-ray titles, including 27 new FFE film releases and 237 catalog titles. The Company also distributed 161 Blu-ray titles from MGM domestically and 102 titles internationally, 253 Blu-ray titles from Lions Gate domestically, and 149 Blu-ray titles from Anchor Bay domestically.

Units of FFE license motion pictures and other programs in the United States and international markets to various third party and certain affiliated subscription pay television, subscription video-on-demand, pay-per-view, video-on-demand and electronic sell-through services as well as to free television networks and basic cable programming services for distribution by means of various media, which may include direct broadcast satellite (“DBS”), cable television systems and the Internet. The license agreements reflecting the subscription pay television arrangements generally provide for a specified number of exhibitions of the program during a fixed term in exchange for a license fee that is based on a variety of factors, including the box office performance of each program and the number of subscribers to the service or system. Among third party license arrangements that units of FFE have in place in the United States for subscription pay television exhibition of motion pictures is an exclusive license agreement with HBO, providing for the licensing of films initially released for theatrical exhibition. Units of FFE also license programming to subscription video-on-demand services in the United States. Such licenses enable the consumer to view individual programming selected by the viewer for a subscription fee, typically on a monthly basis. The license agreements reflecting the pay-per-view and video-on-demand services generally provide for a license fee based on a percentage of the licensee’s gross receipts from the exhibition of the program, and in some cases, a guaranteed minimum fee. In addition, these agreements generally provide for a minimum number of scheduled pay-per-view exhibitions per program and for continuous video-on-demand availability of each program to consumers during a fixed period. Units of FFE license motion pictures and other programs to third parties for distribution for electronic sell-through which enables consumers to acquire the right to retain such programs on a permanent basis. In international markets, units of FFE license motion pictures and other programming to subscription pay television, subscription video-on-demand, pay-per-view, video-on-demand and electronic sell-through services operated by leading third parties, as well as to such services operated by various affiliated entities. In addition, units of FFE license motion pictures in international markets for exhibition on free television networks, including basic cable programming services, both to independent third party broadcasters as well as to services operated by affiliated entities of the Company.

Competition. Motion picture production and distribution are highly competitive businesses. The Company competes with other film studios, independent production companies and others for the acquisition of artistic properties, the services of creative and technical personnel, exhibition outlets and the public’s interest in its products. The number of motion pictures released by the Company’s competitors, particularly the other major film studios, in any given period may create an oversupply of product in the market, which may reduce the Company’s shares of gross box office admissions and may make it more difficult for the Company’s motion pictures to succeed. The commercial success of the motion pictures produced and/or distributed by the Company is affected substantially by the public’s unpredictable response to them. The competitive risks affecting the

Company’s home entertainment business include the number of home entertainment titles released by the Company’s competitors that may create an oversupply of product in the market, competition among home media formats, such as DVDs and Blu-rays, and other methods of distribution, such as electronic sell-through and video-on-demand services.

The Company faces ongoing risks associated with controlling unauthorized copying and distribution of the Company’s programs. For a further discussion of issues relating to unauthorized copying and distribution of the Company’s programs, see “—Intellectual Property.”

Television Programming, Production and Distribution

Twentieth Century Fox Television (“TCFTV”). During fiscal 2012, TCFTV produced television programs for the FOX Broadcasting Company (“FOX”), FX Networks, LLC (“FX”), ABC Television Network (“ABC”), CBS Broadcasting, Inc. (“CBS”), NBC Television Network (“NBC”), Comedy Partners (“Comedy Central”), Showtime and A&E Network. TCFTV currently produces, or has orders to produce, episodes of the following television series: American Dad, Ben and Kate, Bob’s Burgers, Bones, The Cleveland Show, Family Guy, Glee, The Goodwin Games, New Girl, Raising Hope, The Simpsons and Touch for FOX; Sons of Anarchy and American Horror Story for FX; Don’t Trust the B—in Apartment 23, How to Live With Your Parents for the Rest of Your Life, Last Man Standing and Modern Family for ABC; 1600 Penn and The New Normal for NBC; How I Met Your Mother for CBS; Brickleberry and Futurama for Comedy Central; Arrested Development for Netflix; Homeland for Showtime and Out There for Independent Film Channel. Generally, a television network or cable network will license a specified number of episodes for exhibition during the license period. All other distribution rights, including international and off-network syndication rights, are typically retained by TCFTV, utilized by other units of the Company or sold to third parties.

Television programs generally are produced under contracts that provide for license fees that may cover only a portion of the anticipated production costs. As these costs have increased in recent years, the resulting deficit between production costs and license fees for domestic first-run programming also has increased. Therefore, additional licensing is often critical to the financial success of a series. Successful U.S. network television series are typically (i) licensed for first-run exhibition in international markets, (ii) released in DVD and Blu-ray box sets, (iii) licensed for subscription video-on-demand, video-on-demand and pay-per-view services, (iv) licensed for off-network exhibition in the United States (including in syndication and to cable programmers), (v) licensed for further television exhibition in international markets and (vi) made available for electronic sell-through and streaming, including individual episodes and full series. Typically, a series must be broadcast for at least three to four television seasons for there to be a sufficient number of episodes to offer the series in syndication or to cable and DBS programmers in the United States. The decision of a television network to continue a series through an entire television season or to renew a series for another television season depends largely on the series’ audience ratings.

Twentieth Television. Twentieth Television licenses both television programming and feature films for domestic syndication to television stations and basic cable services in the United States. Twentieth Television distributes a program portfolio that includes the Company’s library of television and film assets, and first-run programming produced by its production companies for sales to local stations, including stations owned and operated by the Company, as well as to basic cable networks. First-run programs distributed by Twentieth Television include: the court shows Divorce Court and Judge Alex and, premiering in September 2012, The Ricki Lake Show and Dish Nation.

Twentieth Television derives revenue from off-network, theatrical and first-run program sales in the form of cash license fees paid by both broadcast and cable licensees, and from the sales of national advertising units retained by Twentieth Television in its programs. Twentieth Television licenses such shows as Modern Family, It’s Always Sunny in Philadelphia, Burn Notice, Family Guy, The Simpsons, Bones, How I Met Your Mother, The Cleveland Show, and Glee to cable and broadcast networks. Twentieth Television also manages and distributes the long running series COPS and sells national advertising on behalf of other third party syndicators.

Fox Television Studios (“FtvS”). FtvS is a program supplier to the major U.S. and international broadcast and cable networks. FtvS is currently producing the series Burn Notice and White Collar for USA Network, The Glades for A&E, The Killing for AMC, and The Great Escape for TNT, as well as the television movies Home Alone: The Holiday Heist for ABC Family and Prosecuting Casey Anthony for Lifetime.

Shine Limited (“Shine”). Shine is an international television production and distribution group with 28 production companies across 12 countries creating and exploiting scripted and non-scripted content in the global marketplace. Shine companies include award-winning genre specialists such as U.K.-based Kudos (drama), Dragonfly (factual), Princess Productions (entertainment and multi-genre) and Shine TV (factual and factual entertainment); U.S. producer Shine America (formerly Reveille); and Metronome Film & Television, the Nordic region’s largest production group. Shine International, the international distribution arm, was responsible for distributing a catalogue of more than 3,500 hours of broadcast content in fiscal 2012. Shine has also established businesses in Germany, France, Australia, Spain and Portugal. Shine has recently enhanced its digital and direct to consumer business with the additions of the social gaming producer Bossa Studios and the online original content producers, ChannelFlip Media, as well as expanded into the children’s genre. Internationally renowned shows from the Shine group include MasterChef, The Biggest Loser, One Born Every Minute, Minute to Win It and fantasy drama Merlin.

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

Motion Picture and Television Library

The Company’s motion picture and television library (the “Fox Library”) consists of varying rights to several thousand previously released motion pictures and many well-known television programs. Motion pictures in the Fox Library include many successful and well-known titles, such as The Sound of Music, Mrs. Doubtfire, Dr. Dolittle, Home Alone, the Star Wars series, the X-Men series, Independence Day, The Day After Tomorrow, the Ice Age series, Sideways, Walk the Line, The Devil Wears Prada, Little Miss Sunshine, the Night at the Museum series, the Alvin and the Chipmunks series, Slumdog Millionaire and Taken, as well as five of the top 20 domestic box office grossing films of all time, which are Avatar, Titanic (together with Paramount Pictures Corporation), Star Wars Episode IV: A New Hope, Star Wars Episode I: The Phantom Menace and Star Wars Episode III: Revenge of the Sith.

The Fox Library contains varying rights to many television series and made-for-television motion pictures. The television programming in the Fox Library consists of such classic series as 24, King of the Hill, Prison Break, Boston Legal, My Name is Earl, The Mary Tyler Moore Show, M*A*S*H, Hill Street Blues, Doogie Howser, M.D., L.A. Law, The Wonder Years, The Practice, Ally McBeal, Angel, Dharma & Greg, In Living Color, The X-Files, Buffy the Vampire Slayer and NYPD Blue, as well as prior seasons of such current series as The Simpsons, Bones, Family Guy, The Cleveland Show, Glee, Modern Family, Futurama, How I Met Your Mother, Sons of Anarchy, American Dad and Arrested Development.

Television

The Company is engaged in the operation of broadcast television stations and the broadcasting of network programming in the United States.

Fox Television Stations

Fox Television Stations, Inc. (“Fox Television Stations”) owns and operates 27 full power stations, including stations located in nine of the top ten largest designated market areas (“DMAs”). Fox Television Stations owns and operates duopolies in nine DMAs, including the three largest DMAs, New York, Los Angeles and Chicago.

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

Fox Television Stations

	DMA/Rank	Station		Digital Channel	Type	Percentage of U.S. Television Households Reached (1)
New York, NY	1	WNYW		44 (5)	UHF	6.4%
		WWOR	(2)	38 (9)	UHF
Los Angeles, CA	2	KTTV		11 (11)	VHF	4.9%
		KCOP	(2)	13 (13)	VHF
Chicago, IL	3	WFLD		31 (32)	UHF	3.0%
		WPWR	(2)	51 (50)	UHF
Philadelphia, PA	4	WTXF		42 (29)	UHF	2.6%
Dallas, TX	5	KDFW		35 (4)	UHF	2.2%
		KDFI	(2)	36 (27)	UHF
Boston, MA	7	WFXT		31 (25)	UHF	2.1%
Washington, DC	8	WTTG		36 (5)	UHF	2.1%
		WDCA	(2)	35 (20)	UHF
Atlanta, GA	9	WAGA		27 (5)	UHF	2.0%
Houston, TX	10	KRIV		26 (26)	UHF	1.9%
		KTXH	(2)	19 (20)	UHF
Detroit, MI	11	WJBK		7 (2)	VHF	1.6%
Phoenix, AZ	13	KSAZ		10 (10)	VHF	1.6%
		KUTP	(2)	26 (45)	UHF
Tampa, FL	14	WTVT		12 (13)	VHF	1.6%
Minneapolis, MN (3)	15	KMSP		9 (9)	VHF	1.5%
		WFTC	(2)	29 (29)	UHF
Orlando, FL	19	WOFL		22 (35)	UHF	1.3%
		WRBW	(2)	41 (65)	UHF
Baltimore, MD	27	WUTB	(2)	41 (24)	UHF	1.0%
Austin, TX	47	KTBC		7 (7)	VHF	0.6%
Memphis, TN	49	WHBQ		13 (13)	VHF	0.6%
Gainesville, FL	163	WOGX		31 (51)	UHF	0.1%
TOTAL						37.1%

Source: Nielsen Media Research, January 2012

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

(2)	MyNetworkTV affiliate.
(3)

The Company also owns and operates full power station KFTC, Channel 26, Bemidji, MN as a satellite station of WFTC, Channel 29, Minneapolis, MN. Station KFTC is in addition to the 27 full power stations described in this section.

FOX Broadcasting Company (“FOX”)

FOX has 205 FOX Affiliates, including the 17 stations owned and operated by the Company, which reach approximately 99% of all U.S. television households. In general, each week FOX regularly delivers to its affiliates 15 hours of prime-time programming and 90 minutes of late-night programming on Saturday. FOX’s prime-time programming features such series as New Girl, Raising Hope, The Simpsons, Bones, Fringe and Glee; unscripted series such as American Idol, The X Factor and So You Think You Can Dance; and various specials. In addition, a significant component of FOX’s programming consists of sports programming, with FOX providing to its affiliates live coverage (including post-season) of the National Football Conference of the National Football League (the “NFL”) and MLB, as well as live coverage of the Sprint Cup Series of the NASCAR. For the upcoming 2013 season, FOX has also secured rights to college football. FOX also airs a two-hour block of direct response programming on Saturday mornings provided by Worldlink Ventures (“Worldlink”), a media sales firm. FOX’s agreement with Worldlink extends through the 2013-2014 broadcast season.

FOX’s prime-time line-up is intended to appeal primarily to target audiences of 18 to 49-year old adults, the demographic group that advertisers seek to reach most often. During the 2011-2012 traditional September to May broadcast season, FOX ranked first in prime-time programming based on viewership of adults ages 18 to 49 (based on Live+7 ratings, FOX had a 3.2 rating and a 9 share, CBS had a 3.0 rating and an 8 share, ABC had a 2.5 rating and a 7 share and NBC had a 2.5 rating and a 7 share). The median age of the FOX viewer is 41 years, as compared to 49 years for NBC, 50 years for ABC and 55 years for CBS.

FOX obtains programming from major television studios and independent television production companies pursuant to license agreements. The terms of those agreements generally provide FOX with the right to broadcast a television series for a minimum of four seasons.

National sports programming, such as the NFL, MLB, college football and NASCAR programming, is obtained under license agreements with professional or collegiate sports leagues or organizations. FOX’s current licenses with the NFL, MLB, college football and NASCAR extend until the 2022 NFL season, the 2013 MLB season, the 2023 college football season and the 2014 NASCAR season. Additionally, in fiscal 2012, FOX acquired the rights to air FIFA Men’s and Women’s World Cup events starting in 2015, with certain matches during the term scheduled to air on Fox Soccer Channel, as well as on other FOX cable networks.

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

MyNetworkTV

At the beginning of the 2009-2010 television season, MyNetworkTV transitioned to a new programming distribution service, Master Distribution Service, Inc., distributing two hours per night of original and off- network programming from Twentieth Television and other third party syndicators to its affiliates. As of June 30, 2012, MyNetworkTV had 181 affiliates, including 10 stations owned and operated by the Company, reaching approximately 97% of U.S. households.

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

SKY Italia

SKY Italia currently distributes more than 180 channels of basic, premium and pay-per-view programming services via satellite and broadband directly to subscribers in Italy. This programming includes exclusive rights to popular sporting events, newly-released movies and SKY Italia’s original programming, such as SKY TG 24, Italy’s first 24-hour news channel. As of June 30, 2012, SKY Italia had approximately 4.90 million subscribers.

Competition. SKY Italia’s competition includes companies that offer video, audio, interactive programming, telephony, data and other information and entertainment services, including broadband Internet providers, digital terrestrial transmission (“DTT”) services, wireless companies and companies that are developing new media technologies. Under a commitment made to the European Commission (the “EC”), through December 31, 2011, SKY Italia was required to wholesale its premium programming, to limit the length and exclusivity of certain of its premium programming contracts and to provide third parties with access to the SKY Italia platform. In addition, SKY Italia had been prohibited from owning a DTT frequency or providing a pay television DTT offer.

Publishing

The Company is engaged in the publishing business, primarily through its subsidiaries News International, News Limited, Dow Jones, The New York Post, The Daily, HarperCollins Publishers and News America Marketing Group. The Company evaluates these businesses collectively as a result of evolving trends in the overall publishing industry including digital distribution.

News International

News International publishes The Times, The Sunday Times, The Sun and, until July 2011, The News of the World in the United Kingdom and Ireland. Sales of these four newspapers account for approximately one-third of all national newspapers sold in the United Kingdom. Both The Times, a daily published Monday through Saturday, and The Sunday Times, are leading quality newspapers. The Sun, published each morning Monday through Saturday, and on Sunday as of February 25, 2012, is a popular, mass market newspaper, as was The News of the World, which until July 10, 2011 was published on Sunday. The average paid circulation for each of these national newspapers for the six months ended June 30, 2012 was approximately: The Times—397,395; The Sunday Times—935,235; The Sun—2,622,123; and The Sun on Sunday—2,474,001. News International recognizes the challenges to its traditional business model from new technology and considers itself a multi-platform news provider, continually investing in its digital products. As readers use these new channels to access content, News International recognizes the importance of maximizing revenues from these new channels, both in terms of paid-for content and new advertising models.

On July 7, 2011, News International announced that July 10, 2011 would be the last issue of The News of the World after allegations of phone hacking and inappropriate payments to public officials.

The printing of News International’s national newspapers (except Saturday and Sunday supplements) takes place principally in its printing facilities located in England, Scotland and Ireland.

News International also publishes The Times Literary Supplement, a weekly literary review.

News Limited

News Limited is the largest newspaper publisher in Australia by readership and circulation, owning approximately 142 daily, Sunday, weekly, bi-weekly and tri-weekly newspapers, of which three are free commuter titles and 98 are suburban publications (including 16 of which News Limited has a 50% interest). News Limited publishes the only nationally distributed general interest newspaper in Australia, the leading metropolitan newspapers in each of the major Australian cities of Sydney, Melbourne, Brisbane, Adelaide, Perth, Hobart and Darwin and the leading suburban newspapers in the suburbs of Sydney, Melbourne, Adelaide, Brisbane and Perth. News Limited’s daily and Sunday newspapers account for more than 68% of the total circulation of all daily and Sunday newspapers (excluding suburban and regional newspapers) published in Australia.

News Limited’s principal daily newspapers in Australia are: The Australian; The Daily Telegraph, published in Sydney; the Herald Sun, published in Melbourne; The Courier-Mail, published in Brisbane; The Advertiser, published in Adelaide; The Mercury, published in Hobart; and the Northern Territory News, published in Darwin. The Australian, which is Australia’s only general interest national daily newspaper, is printed in seven cities and distributed nationwide. News Limited’s other principal daily newspapers in Australia are mass circulation, regional newspapers with broad-based readerships and are published and distributed regionally. The average Monday to Friday paid circulation of each of these daily newspapers for the nine months ended March 31, 2012 was approximately as follows: The Australian—131,000; The Daily Telegraph—345,000; the Herald Sun—475,000; The Courier-Mail—192,000; The Advertiser—176,000; The Mercury—42,000; and the Northern Territory News—19,000. The average Saturday paid circulation of each of these daily newspapers for the nine months ended March 31, 2012 was approximately as follows: The Weekend Australian—293,000; The Daily Telegraph—324,000; the Herald Sun—472,000; The Courier-Mail—261,000; The Advertiser—235,000; The Mercury—58,000; and the Northern Territory News—29,000.

News Limited’s principal Sunday newspapers in Australia are: The Sunday Telegraph, published in Sydney; the Sunday Herald Sun, published in Melbourne; The Sunday Mail, published in Brisbane; the Sunday Mail, published in Adelaide; The Sunday Times, published in Perth; the Sunday Tasmanian, published in Hobart; and the Sunday Territorian, published in Darwin. All these newspapers are mass circulation, metropolitan Sunday newspapers with broad-based readerships reflecting the diversity of the populations of the cities in which they are published. The average paid circulation of each of these Sunday newspapers for the nine months ended March 31, 2012 was approximately as follows: The Sunday Telegraph—612,000; the Sunday Herald Sun—550,000; The Sunday Mail (Brisbane)—469,000; the Sunday Mail (Adelaide)—279,000; The Sunday Times—282,000; the Sunday Tasmanian—55,000; and the Sunday Territorian—21,000.

The other newspapers that News Limited owns and publishes in Australia are distributed to a wide range of readers in urban, suburban and rural areas and are principally weekly publications. The majority of such newspapers are free-distribution suburban publications. In the Sydney suburban markets, News Limited owns 21 weekly newspapers; in Melbourne, 33 weekly newspapers; in Brisbane, 17 weekly newspapers; in Adelaide, 11 weekly newspapers; and in Perth, News Limited’s 50% owned suburban group publishes 16 weekly newspapers. The aggregate average weekly circulations of these suburban newspapers for the six months ended March 31, 2012 was approximately 4,956,000 homes.

In addition to these newspapers, News Limited also publishes two other monthly publications with an average circulation for the six months ended March 31, 2012 of approximately 111,000 homes.

News Limited’s suburban newspapers are leading publications in terms of advertising and circulation in each of their respective markets. News Limited’s other newspapers in Australia are regional newspapers, circulating throughout broader, less densely populated areas. In line with shifting consumer preferences, News Limited continues to invest in a variety of digital products and content across multiple platforms. In addition, News Limited has launched paid-for digital platforms across a number of its major mastheads including the introduction of paywalls around The Australian and The Herald Sun websites.

Except for 30 of its suburban newspapers, News Limited’s Australian newspapers are produced and printed in facilities owned by the Company.

Dow Jones

Dow Jones is a global provider of news and business information, with newspaper, newswire, website, mobile, newsletter, magazine, database, conference, radio and video businesses. Dow Jones offers products targeting individual consumer and business and institutional customers, including The Wall Street Journal, Dow Jones Newswires, Factiva, Barron’s, MarketWatch, SmartMoney, Financial News and other products. Products targeting business and institutional customers, including Dow Jones Newswires and Factiva, combine news and information with technology and tools designed to inform decisions and to aid awareness, research and understanding. The Dow Jones Local Media business publishes community newspapers, websites and other products in seven U.S. states.

The Wall Street Journal. The Wall Street Journal is available in print, online at WSJ.com, and across multiple mobile and tablet devices. The Wall Street Journal is the leading circulation daily newspaper in the United States, with total average print and digital circulation in fiscal 2012 of more than 2.0 million based on Audit Bureau of Circulations data. WSJ.com, which offers both free and premium content, averaged more than 34 million visitors per month during fiscal 2012 according to Adobe Omniture. The Wall Street Journal is printed at plants around the United States, including nine owned by the Company. The Wall Street Journal also publishes print editions in Europe and Asia and WSJ.com includes local language editions in Chinese, Japanese, German, Spanish and Portuguese.

Barron’s. Barron’s is available in print, online at Barrons.com, and on mobile devices. Barron’s caters to financial professionals, individual investors and others interested in financial markets. Its print edition is published weekly. In fiscal 2012, Barron’s had an average paid weekly circulation of more than 300,000 based on Audit Bureau of Circulations data and Barrons.com had more than 160,000 paid subscribers. Barron’s is printed at plants around the United States, including at nine owned by the Company.

SmartMoney. SmartMoney, the personal finance magazine from The Wall Street Journal, is available online at SmartMoney.com and on mobile devices. In June 2012, the Company announced it would cease production of SmartMoney’s print edition after the September 2012 issue. In addition to SmartMoney.com, all content and tools from SmartMoney.com will also be available on an expanded co-branded personal finance section on MarketWatch.com. In fiscal 2012, SmartMoney had average monthly paid circulation of more than 800,000, based on Audit Bureau of Circulations data.

The Wall Street Journal Digital Network (“WSJDN”). WSJDN comprises business and financial news websites and mobile applications. In addition to WSJ.com, Barrons.com and SmartMoney.com, discussed above, WSJDN includes MarketWatch, AllThingsD, WSJ Live and related services. WSJDN had more than 1.3 million paid subscribers as of June 30, 2012 and, during fiscal 2012, averaged more than 54 million visitors per month with more than 540 million page views according to Adobe Omniture. MarketWatch comprises an investing and financial news site targeting active investors, and averaged 14 million visitors per month during fiscal 2012 according to Adobe Omniture. AllThingsD is a personal technology site that features breaking technology news, in-depth coverage of Silicon Valley and the media industry, and product reviews and analysis. WSJ Live is a video website enabling all users from across WSJDN to watch and share videos from a central platform.

Factiva. Factiva provides news and business information with search and discovery technology and tools to assist customers with research, awareness and decision-making. Factiva had nearly 1.9 million contracted users worldwide as of June 30, 2012.

Dow Jones Newswires. Dow Jones Newswires is a premier provider of real-time business news and information to financial professionals and online investors around the world via terminals, portals and intranet sites with hundreds of thousands of financial professionals and millions of online investors relying on this information each trading day. It publishes over 20,000 news items in multiple languages each day, including breaking news, analysis, commentary and statistical data.

Dow Jones Local Media. The Dow Jones Local Media business publishes community-focused print publications—including eight general interest daily newspapers—and related local websites in California, Maine, Massachusetts, New Hampshire, New York, Oregon and Pennsylvania. In fiscal 2012, average print and digital circulation for these dailies was more than 188,000 with Sunday print and digital circulation of over 238,000. The Dow Jones Local Media business also publishes 13 weekly newspapers, performs commercial printing at its five printing locations and offers other products and services.

New York Post

The New York Post (the “Post”) is a mass circulation, metropolitan morning newspaper published seven days a week and primarily distributed in the New York metropolitan area, the Northeast, Florida and California. For the six month period ended March 31, 2012, average weekday circulation, including digital editions, was approximately 555,000. The Company prints the Post in a printing facility in the Bronx, New York and uses third party printers in its other markets in the United States. As readers use new distribution channels to access content, the Post continues to invest in its digital platforms and to seek to maximize revenues through paid-for content and new advertising models.

The Company’s Community Newspaper Group also owns several local newspapers and other publications distributed in the New York metropolitan area.

The Daily

The Daily is a first-of-its-kind daily national news publication built exclusively as an application for tablet and mobile computing devices. The Daily is a subscription-based news product, published daily. The Daily launched on the iPad in February 2011 and as of June 30, 2012 has been downloaded more than 2 million times from the iTunes App Store. The Daily is available for iPad and iPhone and select Android tablet devices.

HarperCollins Publishers

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

During fiscal 2012, HarperCollins U.S. had 144 titles on the New York Times bestseller list, with 17 titles hitting number one, including American Sniper by Chris Kyle with Scott McEwen and Jim DeFelice, The Pioneer Woman Cooks: Food from My Frontier by Ree Drummond, Act Like a Lady, Think Like a Man by Steve Harvey, The Capture of the Earl of Glencrae by Stephanie Laurens, Loving by Karen Kingsbury, Divergent by Veronica Roth, If You Give a Dog a Donut by Laura Numeroff, Pete the Cat and His Four Groovy Buttons by Eric Litwin, Insurgent by Veronica Roth, Pete the Cat: Rocking in My School Shoes by Eric Litwin, The Night Before Christmas by Clement C. Moore, The Power of Six by Pittacus Lore, Every Thing On It by Shel Silverstein, Pinkalicious and the Pink Pumpkin by Victoria Kann, Fancy Nancy and the Mermaid Ballet by Jane O’Connor, One Direction: Dare to Dream by One Direction, and The Fame Game by Lauren Conrad.

In October 2011, HarperCollins entered into an agreement to acquire Thomas Nelson, Inc., a leading trade publisher providing multiple forms of inspirational Christian content. The Company completed the acquisition in July 2012.

News America Marketing Group

News America Marketing Group (“NAMG”) publishes free-standing insert publications and provides in-store marketing products and services.

NAMG is one of the two largest publishers of free-standing inserts in the United States. Free-standing inserts are multiple-page marketing booklets containing coupons, rebates and other consumer offers, which are distributed to consumers through insertion primarily into local Sunday newspapers. Advertisers, primarily packaged goods companies, pay NAMG to produce free-standing inserts, and NAMG contracts with and pays, among others, newspapers to include the free-standing inserts primarily into the newspapers’ Sunday editions. NAMG produces approximately 74 million free-standing inserts more than 40 times a year, which are inserted in approximately 1,700 newspapers and other publications throughout the United States. NAMG, through an affiliate, also produces ten million free-standing inserts approximately 15 times annually, which are inserted into over 300 Canadian newspapers and other publications in Canada.

NAMG is a leading provider of in-store marketing products and services, primarily to consumer packaged goods manufacturers, with products in more than 55,000 supermarkets, drug stores, dollar stores, office supply stores and mass merchandisers worldwide.

SmartSource® is the brand name that is linked with NAMG’s assortment of marketing products, including, among others, free-standing inserts, NAMG’s instant coupon machines and various shelf advertising products. The SmartSource® brand currently reaches approximately 158 million consumers weekly.

The SmartSource Digital manages NAMG’s portfolio of database and electronic marketing solutions. The database marketing business, branded SmartSource Direct, provides direct mail solutions via its national network of retailer frequent shopper card databases. SmartSource Direct uses frequent shopper card databases to access the purchase behavior of more than 100 million cardholders. The SmartSource Savings Network, which includes SmartSource.com and SmartSource Xpress, encompasses all of NAMG’s electronic couponing and sampling solutions accessed through the web, mobile and tablet-based programming and reaches an audience of more than 85 million consumers.

Competition

The newspapers, magazines and digital publications of the Company compete for readership and advertising with a variety of print and digital media. For the Company’s consumer products, the competition includes local and national newspapers, web and application-based media, social media sources and other traditional media such as television, magazines and radio.

Competition for print and digital subscriptions is based on the news and editorial content, subscription pricing, cover price and, from time to time, various promotions. The success of the newspapers and digital media published by the Company in competing for advertising depends upon advertisers’ judgments as to the most effective media for their advertising budgets. The Company competes for print and digital advertising based upon circulation volume, readership levels, audience demographics, advertising rates and advertising effectiveness results. Such judgments are based on factors such as cost, availability of alternative media, circulation and quality of readership demographics.

In recent years, the newspaper and publishing industry has experienced difficulty increasing or maintaining circulation volume and revenues. This is due to, among other factors, increased competition from new media formats and sources, and shifting preferences among some consumers to receive all or a portion of their news from sources other than a newspaper, including digital sources available free of charge to consumers. These new channels for distributing news and other content to consumers have impacted, and could continue to impact, performance, positively and negatively. News consumption via smart phones and tablet computers, including the growth of applications, has introduced new or different pricing schemes and may affect the relationship between publishers and customers. The Company believes that competition from new media formats and shifting consumer preferences will continue to pose opportunities and challenges within the newspaper and publishing industry.

Dow Jones’ print and digital publications compete with other media that offer coverage of business news, including the print and digital publications of The Financial Times, The New York Times, USA Today, TheStreet.com, Bloomberg, Forbes, Yahoo!Finance, Thomson Reuters, CNN Money, MSN Money, CNBC and Google. Dow Jones Newswires competes with other global financial newswires, including Thomson Reuters and Bloomberg L.P., as well as many Internet-based providers of financial news and information. Factiva competes with various business information service providers, including LexisNexis, Thomson Reuters, Hoover’s and OneSource. Factiva also competes with various Internet-based information search services such as those offered by Google, Microsoft and Yahoo!.

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

NAMG competes against other providers of advertising and marketing products and services, including those that provide promotional or advertising inserts and direct mailers of promotional or advertising materials, as well as those that provide trade and in-store advertisements and promotions. Competition is based on, among other things, rates, availability of traditional and digital markets, quality of products and services provided and their effectiveness, and rate of coupon redemption.

Other

Digital Media Businesses

The Company’s digital media businesses include IGN Entertainment, Inc. (“IGN”), and other internet properties. These businesses develop and promote content and experiences for internet audiences and generate revenue through internet advertising, sponsorships, subscriptions and e-commerce.

IGN’s network of video game, lifestyle and entertainment-related Internet properties represent many of the top web properties in their respective categories across the Internet. IGN Entertainment is one of the top gaming information networks on the Internet with over 20.1 million unique users and 399 million page views in the United States in June 2012 according to comScore Media Metrix. IGN’s IPL subsidiary, formed in September 2011, focuses on competitive gaming in both online and offline events. IGN has expanded its reach domestically through a significant presence on YouTube and other social media, and internationally, through partnerships with local operators in Asia Pacific, the Middle East, Germany, Sweden and other countries in Europe. IGN also owns and operates one of the leading men’s lifestyle websites, AskMen.com.

Making Fun, Inc. (“Making Fun”) is a social games developer and publisher acquired in December 2010. Making Fun makes games for various platforms, including Facebook, Android, and iOS, and has launched several games with additional ones in development.

Competition. These digital media businesses compete for advertisers, users and traffic with other online media and offline entertainment and advertising options. These businesses develop new tools and features to remain competitive. These new tools and features are key competitive factors in keeping users engaged with these digital media businesses.

Amplify

In July 2012, the Company launched Amplify, the brand for its education division. Amplify is dedicated to improving K-12 education by creating digital products and services that empower teachers, students and parents in new ways. Amplify is focused on transforming teaching and learning by creating and scaling digital innovations in three areas: analytics and assessment, content and curriculum and distribution and delivery.

Amplify focuses on educational analytics and formative assessment through Wireless Generation, Inc. (“Wireless Generation”), an Amplify company that serves more than 200,000 teachers and three million students in all 50 states. Its products and services help teachers and administrators assess learning progress throughout the year, differentiate instruction and adapt curricula to meet individual students’ needs.

Other Operations

The Company has an interest in FOX TV in Turkey, which is a free-to-air, general entertainment television station.

News Digital Media is the Company’s Australian online division. In addition to maintaining the Company’s Australian websites, News Digital Media is responsible for online advertising and transactions in Australia. News Digital Media sites include news.com.au, MOSHTIX.com.au, GetPrice.com.au and truelocal.com.au. News Digital Media also has a 50% stake in CareerOne.com.au and carsguide.com.au.

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

NDS

NDS Group Limited (“NDS”) creates technologies and applications that enable pay television operators to deliver digital content to televisions, set-top boxes, DVRs, personal computers, portable media players, removable media and other mobile devices securely. In March 2012, the Company and funds advised by Permira Advisers LLP signed an agreement to sell NDS to Cisco Systems Inc. for approximately $5 billion, including the assumption of debt. The Company owned approximately 49% of NDS. The transaction was completed on July 30, 2012.

FOX Sports Australia

The Company holds a 50% interest in Premier Media Group, a producer of sports channels, more commonly referred to as FOX Sports Australia.

FOXTEL

The Company, Telstra Corporation Limited, an Australian telecommunications company, and Consolidated Media Holdings Ltd. (“CMH”), an Australian media investment company, own and operate FOXTEL, a cable and satellite television service in Australia with 25%, 50% and 25% interests, respectively. At June 30, 2012, FOXTEL had approximately 2.2 million residential subscribers (including subscribers to Optus, an Australian telecommunications company, and subscribers acquired as a result of FOXTEL’s acquisition of Austar United Communications Ltd in May 2012). In June 2012, the Company’s subsidiary News Limited made a conditional non-binding offer to acquire CMH for approximately $2 billion. If the proposal is implemented, the Company would double its stake in FOXTEL to 50% and would own 100% of FOX Sports Australia.

Other Investments

SkyNZ. The Company owns an approximate 44% interest in Sky Network Television Limited, a land-linked UHF network and digital DBS service in New Zealand.

Hulu. The Company has an approximate 32% equity interest in Hulu, LLC (“Hulu”) which operates an online video service that offers video content from Fox, NBC Universal, The Walt Disney Company and over 300 other third party content licensors. Hulu’s premium programming is available free of charge to viewers at Hulu.com and over 30 destination sites online, including AOL, IMDb, MSN, Myspace and Yahoo!. Additional premium programming is available on a monthly subscription basis at Hulu.com and through software applications on Internet-connected devices, including smart phones, tablets, gaming consoles and set-top boxes.

Sky Deutschland. The Company owns a 49.9% equity interest in Sky Deutschland, the leading pay television operator in Germany and Austria. The core business of Sky Deutschland is subscription pay-tv and it offers a wide range of programming in Germany and Austria and can be received via Teleclub in Switzerland. Sky Deutschland’s program offering includes current feature films, new series, children’s channels, documentaries and live sports, such as the German Bundesliga and UEFA Champions League. Sky Deutschland has market leading HD offering with over 50 HD channels, and an additional service called “Sky Go” which is available on the web, iPhone and iPad.

In February 2012, the Company agreed to backstop €300 million (approximately $395 million) of financing measures that are being initiated by Sky Deutschland. The first step of the financing was completed in February 2012, in which Sky Deutschland raised approximately €155 million, and the Company acquired 35.3 million additional shares of Sky Deutschland maintaining its ownership at 49.9%. The aggregate cost of the shares acquired by the Company was approximately €80 million (approximately $100 million) and the shares were newly registered shares issued pursuant to the capital increase. The second capital measure of €145 million (approximately $195 million) is expected to be raised by Sky Deutschland by the end of September 2012 and is planned through any or a combination of the following measures: a rights offering, a private placement, a loan provided by the Company and/or a convertible bond underlying Sky Deutschland shares. In the event that a convertible bond is issued, the remaining €145 million funding will be increased by the amount of interest payable on the bond from the date of issue until December 31, 2013. The Company’s backstop commitment is subject to certain customary conditions such as the absence of a material adverse change in Sky Deutschland’s business.

As part of financing measures in fiscal 2011, the Company currently provides a loan to Sky Deutschland for approximately €58 million (approximately $80 million) and has further agreed to loan Sky Deutschland approximately $70 million to support the launch of a sports news channel which it expects to fund within one year. As part of the fiscal 2011 capital raising, the Company purchased a convertible bond for approximately $225 million in January 2011. The Company has the right to convert the bond into 53.9 million underlying Sky Deutschland shares, subject to certain black-out periods. If not converted, the Company will have the option to redeem the bond for cash upon its maturity in January 2015.

CMC-News Asia. The Company holds an approximate 47% interest in CMC-News Asia, a joint venture with China Media Capital, a media investment fund in China. CMC-News Asia develops and broadcasts the Chinese language Xing Kong and Channel [V] China channels primarily in China on a free-to-air basis to local cable operators in southern China and three-star and above hotels and other approved organizations and institutions, and sells television, new media, home video and other rights to its extensive contemporary Chinese film library comprised of over 750 titles.

Bona Film Group. In May 2012, the Company acquired a 17% interest in Bona Film Group, a film distributor in China listed on NASDAQ, for approximately $70 million in cash.

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

All cable television operators are required to carry certain government-operated channels. Retransmissions of foreign satellite channels, such as STAR India’s channels, are permitted, subject to licensing requirements and compliance with local applicable laws, including programming and advertisement codes. The Indian government requires that all cinematograph film and media content, whether produced in India or abroad, be certified by the Central Board of Film Certification prior to exhibition in India and also places certain restrictions on advertising content. The Indian Broadcasting Foundation has issued Self Regulatory Guidelines that apply to the programming on non-news and current affairs channels.

Limits are imposed by the Indian government on the increase in the year-on-year prices payable by cable operators to broadcasters for all pay and free-to-air channels, including the Company’s channels. Further, certain areas have been notified for pay channels to be compulsorily provided through conditional access systems where cable operators are required to provide such channels at a capped retail price, of which the broadcasters’ share is restricted to 45%. The wholesale and retail pricing tariffs are presently under review consequent to intervention by the Indian courts. While there is no tariff regulation for DTH at retail level, broadcasters are required to offer their channels to DTH platforms at 42% of the rates charged to analogue cable operators pursuant to an interim order by the Supreme Court of India. Broadcasters are also required to provide their channels on non-discriminatory terms to all distributors if no carriage charges are being sought from broadcasters. In October 2011, an ordinance was issued in India mandating that cable networks switch from analog to digital addressable systems. This ordinance was followed by a Notification outlining the timelines for switch off of analog cable systems in phases. When enacted, the ordinance amended the Cable Television Act and new rules were issued. The Telecom Regulatory Authority of India (“TRAI”) devised new Interconnect Regulations for digital addressable cable systems and issued amendments to the Tariff Order for digital addressable cable systems mandating that inter alia basic service tiers comprised of free-to-air channels be compulsorily offered to consumers. Regulations on consumer grievance redressal and quality of service were also issued by TRAI. When implemented, this new regime will replace the dispensation described above which capped in certain areas of India the retail prices and restricted broadcasters’ share to 45%. The first phase of this new regime is expected to be implemented in fiscal 2013 with the first compliance deadline extended by the Central Government to October 31, 2012 for the cities of Kolkata, Chennai, Delhi and Mumbai.

TRAI has also enacted regulations in May 2012 which would limit the amount of advertising time allowed on television channels. Such regulations have been challenged and the application of such regulations has been stayed by the Indian courts.

Latin America. The Company broadcasts television programming throughout approximately 18 Latin American countries, as well as the Caribbean. Certain countries in which the Company operates have a regulatory framework for the satellite and cable television industry. These regulations vary in each country as does their impact on the Company’s business. In Argentina, the government has required pay TV operators to carry certain government operated channels, imposed restrictions on the ability to effectuate price increases on rates charged to pay TV operators, reduced by half the available advertising inventory on the channels and enforced regulations affecting the withholding tax on advertisers purchasing advertising inventory on international channels. The Company is working to minimize the impact of the reduction of advertising inventory and tax implications on advertisers. In addition, the government in Argentina has implemented certain measures in currency exchange controls which have caused significant impediments and limitations to any person or entity moving money out of the country resulting in exposure to currency devaluation. In Mexico, the regulatory agency limited ad inventory to a strict six minutes per hour. In Brazil, a New Media Law requires, among other things: (i) that all channels distributed in the region contain at least three hours and thirty minutes per week of Brazilian content during prime time hours, half of which must be produced by a Brazilian independent producer; (ii) registration of all channels, programmers, local content and advertisements; (iii) website disclosure of programming and advertising content to ensure compliance with tax and other regulations; and (iv) mediation of local agency requirements and taxation on all advertising that is contracted abroad. While such tax shall primarily be paid by advertisers, programmers are ultimately responsible for the tax payment, and failure by advertisers to pay the required tax could subject programmers to fines or penalties. Compliance with the New Media Law increases the cost of doing business in the form of production/acquisition costs as well as third party administrative and legal expenses.

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

In connection with the Company’s acquisition of Telepiù Spa and Stream Spa to form SKY Italia in 2003, the EC placed on the operations of SKY Italia certain regulatory restrictions, which expired December 31, 2011.

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

In March 2010, the FCC delivered its national Broadband Plan to Congress, which reviews the nation’s broadband Internet infrastructure and recommends a number of initiatives to spur broadband deployment and use. In order to free up more spectrum for wireless broadband services, the Broadband Plan proposes to make spectrum available, including 120 megahertz of broadcast spectrum, by incentivizing current private-sector spectrum holders to return some of their spectrum to the government by 2015 through such initiatives as voluntary “incentive” spectrum auctions (with current licensees permitted to share in the auction proceeds) and “repacking” of channel assignments to increase efficient spectrum usage. If voluntary measures fail to yield the amount of spectrum the FCC deems necessary for wireless broadband deployment, the Broadband Plan proposes various mandates to reclaim spectrum, such as forced channel sharing. In response to the Broadband Plan, Congress passed legislation in February 2012 authorizing the FCC to conduct voluntary auctions of television broadcast station spectrum. Stations that continue their operations may have to change channels once the FCC “repacks” broadcast spectrum. The legislation requires the FCC to assist stations in retaining their current coverage areas, provides that no stations will be forced into the VHF band and establishes a fund to reimburse broadcasters for reasonable channel relocation expenses. The broadcast industry is exploring additional uses for currently allocated spectrum. In April 2010, Fox Television Stations and eleven other major broadcast station group owners formed Mobile Content Venture (“MCV”), a joint venture to develop a new national mobile content service utilizing the stations’ digital broadcast spectrum. MCV is expected to launch in 35 markets by the end of 2012. It is expected that FCC auctions and repacking will involve multiple rulemaking proceedings and may take several years to complete. It is not possible to predict the timing or outcome of implementation of the Broadband Plan, FCC spectrum auctions and repacking, or their effect on the Company.

On February 4, 2008, the FCC issued an order that concluded the quadrennial review of its broadcast ownership regulations required by the 1996 Telecom Act (the “February 2008 Order”). The FCC decided there should be no changes to its multiple ownership rules relating to the ownership of more than one television station in the same market. Those rules (i) permit the ownership of two television stations with overlapping coverage areas if the stations are in separate DMAs; and (ii) permit the ownership of two stations in the same DMA if their Grade B coverage areas do not overlap or if eight independently owned full power television stations will remain in the DMA after the stations that had been independently owned become commonly owned, and one of the merged stations is not among the top four-ranked stations in the market, based on audience share. The FCC modified its rule prohibiting common ownership of a broadcast station and a newspaper in the same market to allow such combinations in certain situations. The February 2008 Order was appealed by several parties, including the Company. On July 7, 2011, the United States Court of Appeals for the Third Circuit affirmed the FCC’s decision to retain its multiple ownership rules and vacated and remanded the revision to the newspaper/broadcast cross-ownership rule on the grounds the FCC failed to comply with procedural notice and comment requirements. On December 22, 2011, the FCC commenced the next quadrennial review, in which it proposed minor modifications to its ownership regulations. None of the proposed modifications would affect the impact of the FCC ownership rules on the Company’s current ownership of media properties. The Company has filed comments in the current proceeding, which is pending.

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

Under the Communications Act, no broadcast stations may be owned by a corporation if more than 25% of its stock is owned or voted by non-U.S. persons, their representatives, or by any other corporation organized under the laws of a foreign country. On April 18, 2012, the Company announced that it had determined that approximately 36% of the Company’s Class B Common Stock is owned by non-U.S. stakeholders, and the combined ownership of Class A Common Stock and Class B Common Stock by non-U.S. stockholders is approximately 22% of the combined outstanding shares of Class A Common Stock and Class B Common Stock. As authorized by the Company’s Restated Certificate of Incorporation and in order to ensure compliance with the Communications Act, the Company suspended 50% of the voting rights of the Class B Common Stock held by non-U.S. stockholders. This suspension will remain in place for as long as the Company deems it necessary to maintain compliance with the Act. The FCC could review the Company’s compliance with the Act in connection with its consideration of Fox Television Stations’ license renewal applications.

FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 require each television broadcaster to elect, at three-year intervals, either to (i) require carriage of its signal by cable systems in the station’s market (“must carry”) or (ii) negotiate the terms on which that broadcast station would permit transmission of its signal by the cable systems within its market (“retransmission consent”). Generally, the Company has elected retransmission consent for the stations owned and operated by Fox Television Stations. The Satellite Home Viewer Improvement Act of 1999 requires satellite carriers to carry upon request all television stations located in markets in which the satellite carrier retransmits at least one local station pursuant to the copyright license provided in the statute (“Carry One, Carry All”). FCC regulations implementing this statutory provision require affected stations to elect either mandatory carriage at the same three year intervals applicable to cable “must carry” or negotiate carriage terms with the satellite operators. Several cable and satellite operators filed a petition for rulemaking with the FCC seeking changes in the retransmission consent regulations, including the imposition of mandatory arbitration and required interim carriage in the event the broadcaster and distributor fail to reach a carriage agreement. In March 2011, the FCC responded by initiating a rulemaking to explore changes to its retransmission consent regulations. The FCC tentatively concluded that it does not have the power to order mandatory arbitration or interim carriage and instead sought comment on modifications to its rules affecting retransmission consent negotiations, including providing more guidance under the FCC’s “good faith negotiation” standard, improving notice to consumers in advance of possible disruptions of TV station carriage and eliminating program exclusivity rules that restrict cable and satellite operators’ ability to negotiate for alternative access to network programming. Among other things, the FCC sought comment on whether it should be a per se violation of “good faith negotiation” requirements for a station to agree to give its network the right to approve retransmission consent agreements or to comply with such an approval requirement in the network affiliation agreement. The broadcast industry, including Fox Entertainment Group and Fox Television Stations, has filed comments opposing changes to the current retransmission consent regime. It is not possible to predict the timing or outcome of the rulemaking or its effect on the Company.

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

On March 15, 2006, the FCC determined that the 2002 and 2003 Billboard Music Awards programs, both live broadcasts on FOX, violated the prohibitions against indecent and profane broadcasts because they contained isolated uses of the forbidden expletives (the “March 15 Order”). However, since these broadcasts preceded the FCC’s March 2004 policy, no forfeiture or other penalty was imposed. Nonetheless, in April 2006, Fox Television Stations appealed the March 15 Order to the Second Circuit Court of Appeals (the “Second Circuit”). On June 4, 2007, the Second Circuit granted Fox’s appeal, vacating the March 15 Order as well as the FCC’s new policy on “fleeting expletives” in its entirety on the grounds that both were arbitrary and capricious. The United States obtained review by the U.S. Supreme Court, which reversed the Second Circuit’s decision and remanded the case back to the Second Circuit for consideration of the constitutional issues that had been raised before but not yet decided by that court. On June 13, 2010, the Second Circuit vacated the March 15 Order and the FCC’s indecency policy underlying it on the grounds that the policy is unconstitutionally vague and violates the First Amendment. On June 21, 2012, the Supreme Court decided that the FCC failed to give FOX fair notice that the isolated use of expletives could violate the indecency prohibition and therefore the Commission’s standards as applied to the broadcasts in question were unconstitutionally vague. The Court vacated the violations for the Billboard Music Awards broadcasts and reversed the Second Circuit’s decision on the constitutionality of the FCC’s underlying indecency policy. It is not possible to predict the implications of the Supreme Court’s action for future FCC enforcement of its indecency rules.

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

The FCC continues to enforce strictly its regulations concerning political advertising, children’s television, environmental concerns, equal employment opportunity, technical operating matters and antenna tower maintenance. FCC rules require the closed captioning of almost all broadcast and cable programming. A federal law enacted in late 2010 requires affiliates of the four largest broadcast networks in the 25 largest markets to carry 50 hours of prime time or children’s programming per calendar quarter with video descriptions, i.e., a verbal description of key visual elements is inserted into natural pauses in the audio and broadcast over a separate audio channel. Cable and satellite operators with 50,000 or more subscribers must do the same on each of the top five non-broadcast networks they carry. Compliance is required by July 1, 2012 and will apply to FOX affiliates in the Top 25 markets. Fox News Channel, which is among the top five non-broadcast networks, falls within the statutory exemption for “live or near-live” programming. The same statute requires programming that was captioned on television to retain captions when distributed via the Internet Protocol. Although not required by FCC regulation, the Company has committed to provide program ratings information for its broadcast network programming for use in conjunction with V Chip technology, which blocks the display of television programming based on its rating. The Company has also agreed to make this ratings information available for all full-length entertainment programs that stream on websites the Company controls. FCC regulations governing network affiliation agreements mandate that television broadcast station licensees retain the right to reject or refuse network programming in certain circumstances or to substitute programming that the licensee reasonably believes to be of greater local or national importance. Violation of FCC regulations can result in substantial monetary forfeitures, periodic reporting conditions, short-term license renewals and, in egregious cases, denial of license renewal or revocation of license.

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

Federal regulators’ interest in issues of privacy, cybersecurity and data security has been steadily increasing. On February 23, 2012, the Administration issued a white paper on consumer data privacy that includes a Consumer Privacy Bill of Rights. The Administration is convening a multi-stakeholder process to implement the Bill of Rights through industry codes of conduct that would be enforceable by the Federal Trade Commission (“FTC”) and State Attorneys General. The Administration also announced it would work with Congress to implement these rights through legislation. On March 26, 2012, the FTC released a report on consumer privacy, which sets forth a detailed privacy framework and urges industry to accelerate the pace of adoption of self-regulatory measures, including more widespread adoption of a Do-Not-Track browser mechanism. The report also recommends that Congress consider baseline privacy legislation incorporating the principles articulated in the framework. A number of privacy and data security bills have been introduced in both Houses of Congress that address the collection, maintenance and use of personal information, web browsing and geolocation data, data security and breach notification requirements, and cybersecurity. Several Congressional hearings have examined privacy implications for online, offline and mobile data. Some state legislatures have already adopted legislation that regulates how businesses operate on the Internet, including measures relating to privacy, data security and data breaches. The industry released a set of self-regulatory online behavioral advertising principles in 2009, which have been implemented by web publishers, online advertisers and online advertising networks. In November 2011, these principles were extended to the use of online consumer data for purposes other than advertising. It is unclear whether these and other industry self-regulatory efforts alone will address the concerns expressed by some federal and state officials about the collection of anonymous data online or via mobile applications to serve targeted content and advertising. It is not possible to predict whether proposed privacy and data security legislation will be enacted or to determine what effect such legislation might have on the Company’s business.

Foreign governments are raising similar privacy and data security concerns. In particular, the EU has proposed a new privacy regulation (the “EU Regulation”) that would replace the current Data Protection Directive, would tighten regulation of the collection, use and security of online data and would continue to restrict the trans-border flow of data. European industry has implemented a self-regulatory regime for online behavioral advertising that is largely consistent with the U.S. self-regulatory framework. The proposed EU Regulation will not be effective for at least three or four years and may undergo many changes before it is adopted. It is unclear how the final EU Regulation would affect the Company’s business.

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

The Company seeks to limit the threat of content piracy and direct broadcast satellite programming signal theft; however, policing unauthorized use of the Company’s products and services and related intellectual property is often difficult and the steps taken by the Company may not in every case prevent the infringement by unauthorized third parties. Developments in technology, including digital copying, file compressing and the growing penetration of high-bandwidth Internet connections, increase the threat of content piracy by making it easier to duplicate and widely distribute pirated material. In addition, developments in software or devices that circumvent encryption technology increase the threat of unauthorized use and distribution of direct broadcast satellite programming signals and the proliferation of user-generated content sites and live and stored video streaming sites, which deliver unauthorized copies of copyrighted content, including those emanating from other countries in various languages, may adversely impact the Company’s businesses. The Company has taken, and will continue to take, a variety of actions to combat piracy and signal theft, both individually and, in some instances, together with industry associations. However, protection of the Company’s intellectual property rights is dependent on the scope and duration of the Company’s rights as defined by applicable laws in the United States and abroad and the manner in which those laws are construed. If those laws are drafted or interpreted in ways that limit the extent or duration of the Company’s rights, or if existing laws are changed, the Company’s ability to generate revenue from intellectual property may decrease, or the cost of obtaining and maintaining rights may increase. There can be no assurance that the Company’s efforts to enforce its rights and protect its products, services and intellectual property will be successful in preventing content piracy or signal theft. Content piracy and signal theft present a threat to the Company’s revenues from products and services, including, but not limited to, films, television shows, books and direct broadcast satellite programming.

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

The Proposed Separation of the Company’s Publishing and Media and Entertainment Businesses into Two Distinct Publicly Traded Companies May Not Be Completed on the Terms or Timeline Currently Contemplated, If At All.

In June 2012, the Company announced its intention to pursue the separation of its publishing and media and entertainment businesses into two distinct publicly traded companies (the “Proposed Separation Transaction”). Unanticipated developments could delay or negatively impact the Proposed Separation Transaction, including those related to the filing and effectiveness of appropriate filings with the SEC, obtaining favorable rulings from certain tax jurisdictions regarding the tax-free nature of the transaction to the Company and its stockholders, obtaining opinions from tax counsel and regulatory approvals, completing further due diligence as appropriate, and changes in market conditions, among other things. In addition, consummation of the Proposed Separation Transaction will require final approval from the Company’s Board of Directors and stockholders. Therefore, we cannot assure that we will be able to complete the Proposed Separation Transaction on the terms or on the timeline that we announced, if at all.

We are actively engaged in planning for the Proposed Separation Transaction. We expect to incur expenses in connection with the Proposed Separation Transaction and any delays in the anticipated completion of the Proposed Separation Transaction may increase these expenses. In addition, completion of the Proposed Separation Transaction will require significant amounts of our management’s time and effort which may divert management’s attention from our businesses. The Proposed Separation Transaction may result in the division of key employees into the two separate public companies which may create a knowledge and skill gap.

Further, shares of our common stock will represent an investment in two smaller separate public companies. These changes may not meet some stockholders’ investment strategies, which could cause investors to sell their shares of our common stock in either company. Excessive selling could cause the relative market price of common stock in either or both companies to decrease following completion of the Proposed Separation Transaction.

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

United States

The Company’s principal real properties in the United States are the following:

(a)	The Fox Studios Lot, in Los Angeles, California, owned by the Company, containing sound stages, production facilities, administrative, technical and dressing room structures, screening theaters and machinery, equipment facilities and four restaurants;

(b)	The leased office space by FFE at Fox Plaza, located adjacent to the Fox Studios Lot and the leased office and production facility of Shine America in Los Angeles, California;

(c)	The leased U.S. headquarters of News Corporation, located in New York, New York. These spaces include the executive and editorial offices of Dow Jones, the editorial offices of the Post, the executive offices of NAMG, the home office for Fox Television Stations and various other operations, including the offices and broadcast studios of Fox News;

(d)	The leased offices of HarperCollins U.S. in New York, New York;

(e)	The leased office and warehouse facilities of HarperCollins U.S. in Scranton, Pennsylvania;

(f)	The printing plant of the Post located in Bronx, New York owned by the Company;

(g)	The leased offices of Wireless Generation in Brooklyn, New York;

(h)	The leased offices of the Company’s digital media business properties in Beverly Hills, Los Angeles and San Francisco, California; and

(i)	The office space campus owned by the Company in South Brunswick, New Jersey.

Europe

The Company’s principal real properties in Europe are the following:

(a)	The newspaper production and printing facilities for its U.K. newspapers, which consist of:

1.	The leased office space at each of Thomas More Square, London, England; Fleet House, Peterborough, England; Dublin, Ireland and Glasgow City Centre, Scotland; and

2.	The freehold interests in each of a publishing and printing facility in Broxbourne, England and printing facilities in Knowsley, England and North Lanarkshire, Scotland.

(b)	The leased headquarters and editorial offices of HarperCollins Publishers Limited in London, England;

(c)	The leased office space of Dow Jones in London, England;

(d)	The leased warehouse and office facilities of HarperCollins Publishers Limited in Glasgow, Scotland;

(e)	The leased office and theater space of Fox Group in London, England;

(f)	The leased office and production facilities of Shine at two locations in London, England, one location in Copenhagen, Denmark and one location in Stockholm, Sweden;

(g)	The leased office space and television production and broadcasting studios of SKY Italia in Rome, Italy; and

(h)	The leased corporate offices and television production and broadcasting studios of SKY Italia in Milan, Italy.

Australia and Asia

The Company’s principal real properties in Australia and Asia are the following:

(a)	The Australian newspaper production and printing facilities which consist of:

1.	The Company-owned print center and office building in Sydney, Australia at which The Australian, the Daily Telegraph and The Sunday Telegraph are printed and published;

2.	The Company-owned print center and the leased facility in Melbourne, Australia at which the Herald-Sun and the Sunday Herald-Sun are printed and published;

3.	The Company-owned print center and office building in Adelaide, Australia utilized in the printing and publishing of The Advertiser and The Sunday Mail;

4.	The Company-owned print center and office building in Brisbane, Australia at which The Courier Mail and Sunday Mail are printed and published; and

5.	The two Company-owned buildings in Perth, Australia used to print and publish The Sunday Times.

(b)	The leased Fox Studios Australia Lot in Sydney, Australia, containing sound stages, production facilities and administrative, technical, dressing room and personnel support services structures;

(c)	The leased premises in Hong Kong and other Asian cities used by FIC for its television broadcasting and programming operations;

(d)	The leased and owned premises in Mumbai, India used by STAR India for its corporate office and programming operations; and

(e)	The leased office space of Dow Jones in Hong Kong.

ITEM 3.	LEGAL PROCEEDINGS

Shareholder Litigation

Delaware

On March 16, 2011, a complaint seeking to compel the inspection of the Company’s books and records pursuant to 8 Del. C. § 220, captioned Central Laborers Pension Fund v. News Corporation, was filed in the Delaware Court of Chancery. The plaintiff requested the Company’s books and records to investigate alleged possible breaches of fiduciary duty by the directors of the Company in connection with the Company’s purchase of Shine (the “Shine Transaction”). The Company moved to dismiss the action. On November 30, 2011, the court issued an order granting the Company’s motion and dismissing the complaint. The plaintiff filed a notice of appeal on December 13, 2011. The Delaware Supreme Court heard argument on the fully-briefed appeal on April 18, 2012 and issued a decision on May 29, 2012 in which it affirmed the Court of Chancery’s dismissal of the complaint.

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

The defendants filed a motion to dismiss the Second Amended Complaint. The hearing on the defendants’ fully-briefed motion to dismiss was postponed to allow further briefing by plaintiffs after the Cohen Litigation, which is defined and described below, was consolidated with the Consolidated Action.

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

On June 18, 2012, the plaintiffs in the Consolidated Action filed a Verified Third Amended Consolidated Shareholder Derivative Complaint (the “Third Amended Complaint”). The Third Amended Complaint alleges claims against director defendants for breach of fiduciary duty arising from the Shine Transaction; against Rupert Murdoch for breach of fiduciary duty as the purported controlling shareholder of the Company in connection with the Shine Transaction; against director defendants for breach of fiduciary duty arising from their purported failure to investigate illegal conduct in the NoW Matter and allegedly permitting the Company to engage in a cover up; against certain defendants for breach of fiduciary duty in their capacity as officers arising from a purported failure to investigate illegal conduct in the NoW Matter and allegedly permitting the Company to engage in a cover up; and against James Murdoch for breach of fiduciary duty for allegedly engaging in a cover up related to the NoW Matter. The class action claim asserted in the Second Amended Complaint pertaining to the buyback of Common B shares and the relief related to that claim were removed. The Third Amended Complaint seeks a declaration that the defendants violated their fiduciary duties, damages, pre- and post-judgment interest, fees and costs.

On July 18, 2012, the defendants renewed their postponed motion to dismiss in the Consolidated Action, and in support thereof, they filed supplemental briefing directed towards the allegations of the Third Amended Complaint. Plaintiffs’ response is due on August 8, 2012, and the hearing date is set for September 19, 2012.

On May 30, 2012, a purported stockholder of the Company filed a class action lawsuit in the Delaware Court of Chancery on behalf of all non-U.S. stockholders of the Company’s Class B shares, captioned Första Ap-Fonden v. News Corporation, et al. The plaintiff alleges that, by temporarily suspending 50% of the voting rights of the Class B shares held by non-U.S. stockholders to remain in compliance with U.S. governing broadcast licenses (the “Suspension”), the Company and the Board violated the Company’s charter and the General Corporation Law of the State of Delaware (“DGCL”) and the directors breached their fiduciary duties, both in approving the Suspension and in failing to monitor the Company’s ownership by non-U.S. stockholders. The complaint named as defendants the Company and all directors of the Company at the time of the Suspension. The complaint sought a declaration that the defendants violated the Company’s charter and the DGCL, a declaration that the directors breached their fiduciary duties, a declaration that the Suspension is invalid and unenforceable, an injunction of the Suspension, damages, fees, and costs. On June 11, 2012, the defendants filed an opening brief in support of a motion to dismiss the complaint in its entirety. On August 2, 2012, the plaintiff filed a Verified Amended and Supplemented Class Action Complaint (the “Amended and Supplemented Complaint”). The Amended and Supplemented Complaint seeks a declaration that the defendants violated the Company’s charter and the DGCL, a declaration that the directors breached their fiduciary duties, a declaration that the Suspension is invalid and unenforceable, an injunction of the Suspension, a declaration that non-U.S. stockholders of the Company’s Class B shares are entitled to vote all of their shares on the Proposed Separation Transaction, damages, fees, and costs. The Company and its directors believe that the plaintiff’s claims are entirely without merit and intend to vigorously defend this action.

Southern District of New York

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

On August 10, 2011, a purported shareholder of the Company filed a derivative action captioned Iron Workers Mid-South Pension Fund v. Murdoch, et al. (“Iron Workers Litigation”), in the United States District Court for the Southern District of New York. The plaintiff brought claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment and alleged violations of Section 14(a) of the Securities Exchange Act in connection with the NoW Matter. The action names as defendants the Company, Les Hinton, Rebekah Brooks and the directors of the Company. The plaintiff seeks various forms of relief including compensatory damages, voiding the election of the director defendants, an order requiring the Company to take certain specified corporate governance actions, injunctive relief, restitution, fees and costs.

The Wilder Litigation, the Stricklin Litigation and the Iron Workers Litigation are all now before the judge in the Shields Litigation. On November 21, 2011, the court issued an order setting a briefing schedule for the defendants’ motion to stay the Stricklin Litigation, the Iron Workers Litigation and the Shields Litigation pending the outcome of the consolidated action pending in the Delaware Court of Chancery. On December 8, 2011, the defendants and the Company, as a nominal defendant, served their motion to stay. Opposition briefs were served by Stricklin, Iron Workers and Shields. Reply briefs in support of the motion to stay were filed on January 24, 2012. No hearing date is set. In the Wilder Litigation, on June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff and Robbins Geller Rudman & Dowd as lead counsel. Thereafter, on July 3, 2012, the court issued an order providing that (i) an amended consolidated complaint shall be filed by July 31, 2012; (ii) answers and/or motions to dismiss have to be filed September 14, 2012; and (iii) if motions to dismiss are filed, opposition briefs are due by October 26, 2012 with reply briefs filed by November 16, 2012. Avon filed an amended consolidated complaint on July 31, 2012.

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

The Company is not able to predict the ultimate outcome or cost associated with these investigations. Violations of law may result in civil, administrative or criminal fines or penalties. The Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. As of June 30, 2012, the Company has provided for its best estimate of the liability for the claims that have been filed. The Company has announced a process under which parties can pursue claims against the Company, and management believes that it is probable that additional claims will be filed. It is not possible to estimate the liability for such additional claims given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision for such matters. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could affect the Company’s results of operations and financial condition.

HarperCollins

Commencing on August 9, 2011, twenty-nine purported consumer class actions have been filed in the U.S. District Courts for the Southern District of New York and for the Northern District of California, which relate to the decisions by certain publishers, including HarperCollins Publishers L.L.C. (“HarperCollins”), to begin selling their eBooks pursuant to an agency relationship. The cases all involve allegations that certain named defendants in the book publishing and distribution industry, including HarperCollins, violated the antitrust and unfair competition laws by virtue of the switch to the agency model for eBooks. The actions seek as relief treble damages, injunctive relief and attorneys’ fees. The Judicial Panel on Multidistrict Litigation has transferred the various class actions to the Honorable Denise L. Cote in the Southern District of New York. On January 20, 2012, plaintiffs filed a consolidated amended complaint, again alleging that certain named defendants, including HarperCollins, violated the antitrust and unfair competition laws by virtue of the switch to the agency model for eBooks. Defendants filed a motion to dismiss on March 2, 2012. On May 15, 2012, Judge Cote denied defendants’ motion to dismiss. On June 22, 2012, Judge Cote held a status conference to address discovery and scheduling issues. On June 25, 2012, Judge Cote issued a scheduling order for the multi-district litigation going forward. Additional information about In re MDL Electronic Books Antitrust Litigation, Civil Action No. 11-md-02293 (DLC), can be found on Public Access to Court Electronic Records (PACER). While it is not possible to predict with any degree of certainty the ultimate outcome of these class actions, HarperCollins believes it was compliant with applicable antitrust and competition laws.

Following an investigation, on April 11, 2012, the Department of Justice (the “DOJ”) filed an action in the U.S. District Court for the Southern District of New York against certain publishers, including HarperCollins, and Apple, Inc. The DOJ’s complaint alleges antitrust violations relating to defendants’ decisions to begin selling eBooks pursuant to an agency relationship. This case was assigned to Judge Cote. Simultaneously, the DOJ announced that it had reached a proposed settlement with three publishers, including HarperCollins, and filed a Proposed Final Judgment and related materials detailing that agreement. Among other things, the Proposed Final Judgment requires that HarperCollins terminate its agreements with certain eBook retailers and places certain restrictions on any agreements subsequently entered into with such retailers. Pursuant to the Antitrust Procedures and Penalties Act, the Proposed Final Judgment cannot be entered by Judge Cote for at least sixty days while the DOJ receives public comments. Such public comment period ended on June 25, 2012. Pursuant to Judge Cote’s June 25, 2012 scheduling order, the DOJ’s motion for entry of the Proposed Final Judgment will be fully briefed by August 22, 2012. Additional information about the Proposed Final Judgment can be found on the DOJ’s website.

Following an investigation, on April 11, 2012, 16 state Attorneys General led by Texas and Connecticut (the “AGs”) filed a similar action against certain publishers and Apple, Inc. in the Western District of Texas. On April 26, 2012, the AGs’ action was transferred to Judge Cote. On May 17, 2012, 33 AGs filed a second amended complaint. As a result of a memorandum of understanding agreed upon with the AGs for Texas and Connecticut, HarperCollins was not named as a defendant in this action. Pursuant to the terms of the memorandum of understanding, HarperCollins entered into a settlement agreement with the AGs for Texas, Connecticut and Ohio on June 11, 2012. The settlement agreement allows other states and U.S. territories to join in the settlement and is subject to court approval. It also would, subject to court approval, resolve the damage claims of individual citizens from those states. Pursuant to Judge Cote’s June 25, 2012 scheduling order, the AGs’ motion for preliminary approval of the settlement agreement is due on August 20, 2012.

While the Proposed Final Judgment of the DOJ has not been entered and the settlement agreement with the AGs is still subject to court approval, the Company believes that these proposed settlements, as currently drafted, will not have a material impact on the results of operations or the financial position of the Company. However, the Company can make no assurances that these proposed settlements will be finalized or that they will receive court approval.

The European Commission is conducting an investigation into whether certain companies in the book publishing and distribution industry, including HarperCollins, violated the antitrust laws by virtue of the switch to the agency model for eBooks. Following discussions with the European Commission, the Office of Fair Trading closed its investigation in favor of the European Commission’s investigation on December 6, 2011. HarperCollins currently is cooperating with the European Commission and working towards resolving its investigation.

While a proposed resolution has not been finalized with the European Commission, the Company believes that such a resolution, as currently contemplated, would not have a material impact on the results of operations or the financial position of the Company. However, the Company can make no assurances that such a resolution will be finalized.

Commencing on February 24, 2012, five purported consumer class actions were filed in the Canadian provinces of British Columbia, Quebec and Ontario, which relate to the decisions by certain publishers, including HarperCollins, to begin selling their eBooks in Canada pursuant to an agency relationship. The actions seek as relief special, general and punitive damages, injunctive relief and the costs of the litigations. While it is not possible to predict with any degree of certainty the ultimate outcome of these class actions, especially given their early stages, HarperCollins believes it was compliant with applicable antitrust and competition laws and intends to defend itself vigorously.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

News Corporation’s Class A Common Stock and Class B Common Stock are listed and traded on the NASDAQ Global Select Market (“NASDAQ”), its principal market, under the symbols “NWSA” and “NWS”, respectively. CHESS Depositary Interests (“CDIs”) representing the Class A Common Stock and Class B Common Stock are listed and traded on the Australian Stock Exchange (“ASX”) under the symbols “NWS” and “NWSLV,” respectively. The Class A Common Stock and Class B Common Stock are also traded on the London Stock Exchange. As of June 30, 2012, there were approximately 42,000 holders of record of shares of Class A Common Stock and 1,200 holders of record of shares of Class B Common Stock.

The following table sets forth, for the fiscal periods indicated, the reported high and low sales prices for Class A Common Stock and Class B Common Stock as reported on NASDAQ:

	Class B Common Stock			Class A Common Stock
	High	Low	Dividend (a)	High	Low	Dividend (a)
Fiscal Year Ended June 30,
2011:
First Quarter	$15.93	$13.48	$0.075	$14.35	$11.82	$0.075
Second Quarter	16.62	15.04	—	14.95	12.97	—
Third Quarter	18.73	15.94	0.075	17.71	14.13	0.075
Fourth Quarter	18.99	16.71	—	18.34	16.05	—
2012:
First Quarter	18.54	14.01	0.095	18.13	13.62	0.095
Second Quarter	18.29	15.21	—	17.87	15.01	—
Third Quarter	20.49	18.55	0.085	20.25	18.22	0.085
Fourth Quarter	22.52	18.73	—	22.31	18.55	—

(a)	Cash dividend declared per share.

The timing and amount of cash dividends, if any, is determined by the Company’s Board of Directors (the “Board”).

The Board had previously authorized a total stock repurchase program of $6 billion with a remaining authorized amount under the program of approximately $1.8 billion, excluding commissions, as of June 30, 2011. In July 2011, the Company announced that the Board had authorized increasing the total amount of the stock repurchase program remaining by approximately $3.2 billion to $5 billion. In May 2012, the Company announced that the Board approved a $5 billion increase to the Company’s stock repurchase program for the repurchase of Class A Common Stock.

The remaining authorized amount under the Company’s stock repurchase program at June 30, 2012, excluding commissions, was approximately $5.4 billion.

The program may be extended, modified, suspended or discontinued at any time.

Below is a summary of the Company’s purchases of its Class A Common Stock during the fiscal year ended June 30, 2012:

	Total Number of Shares Purchased	Average Price per Share	Total Cost of Purchase
			(in millions)
Total first quarter fiscal 2012	77,210,000	$16.47	$1,272
Total second quarter fiscal 2012	71,860,000	16.77	1,205
Total third quarter fiscal 2012	42,130,000	19.39	817
Fourth quarter repurchases:
April	20,855,000	19.32	403
May	26,375,000	19.60	517
June	19,100,000	19.63	375

Total fourth quarter fiscal 2012	66,330,000		$1,295

Total fiscal 2012	257,530,000		$4,589

The Company did not purchase any of its Class B Common Stock during the fiscal year ended June 30, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data” and the other financial information included elsewhere herein.

	For the years ended June 30,
	2012 (a)	2011 (a)	2010 (a)	2009 (b)	2008 (c)
	(in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues	$33,706	$33,405	$32,778	$30,423	$32,996
Income (loss) from continuing operations attributable to News Corporation stockholders	1,179	2,993	2,539	(3,378)	5,387
Net income (loss) attributable to News Corporation stockholders	1,179	2,739	2,539	(3,378)	5,387

Basic income (loss) from continuing operations attributable to News Corporation stockholders per share	$0.47	$1.14	$0.97	$(1.29)	$1.82

Diluted income (loss) from continuing operations attributable to News Corporation stockholders per share	$0.47	$1.14	$0.97	$(1.29)	$1.81

Basic income (loss) attributable to News Corporation stockholders per share	$0.47	$1.04	$0.97	$(1.29)	$1.82

Diluted income (loss) attributable to News Corporation stockholders per share	$0.47	$1.04	$0.97	$(1.29)	$1.81
Cash dividend per share: (d)	$0.180	$0.150	$0.135	$0.120
Class A					$0.120
Class B					$0.110
	As of June 30,
	2012	2011	2010	2009	2008
	(in millions)
BALANCE SHEET DATA:
Cash and cash equivalents	$9,626	$12,680	$8,709	$6,540	$4,662
Total assets	56,663	61,980	54,384	53,121	62,308
Borrowings	15,455	15,495	13,320	14,289	13,511

(a)

See Notes 2, 3, 4, 6 and 9 to the Consolidated Financial Statements of News Corporation for information with respect to significant acquisitions, disposals, changes in accounting, impairment charges, restructuring charges and other transactions during fiscal 2012, 2011 and 2010.

(b)

Fiscal 2009 results included non-cash impairment charges of approximately $8.9 billion ($7.2 billion, net of tax) consisting of a write-down of the Company’s indefinite-lived intangible assets (primarily FCC licenses in the Television segment) of $4.6 billion, a write-down of $4.1 billion of goodwill and a write-down of the Publishing segment’s fixed assets of $185 million. Also, during fiscal 2009, the Company exchanged approximately 67% of the NDS Group plc (“NDS”) Series B ordinary shares held by the Company for $63 per share in a mix of approximately $1.5 billion in cash, which included $780 million of cash retained upon deconsolidation of NDS, and a $242 million vendor note, resulting in a gain of $1.2 billion. Additionally, in fiscal 2009, the Company completed the sale of eight of its owned-and-operated FOX network affiliated television stations for approximately $1 billion in cash and recorded a gain of approximately $232 million.

(c)

Fiscal 2008 results included the Company’s acquisition of Dow Jones for consideration of approximately $5.7 billion. The consideration consisted of approximately $5.2 billion in cash, assumed net debt of $330 million and $200 million in equity instruments. In addition, fiscal 2008 results included the share exchange agreement with Liberty Media Corporation (“Liberty”). Liberty exchanged its entire interest in the

Company’s common stock in exchange for the Company’s entire interest in The DIRECTV Group, Inc., three of the Company’s Regional Sports Networks and approximately $625 million cash resulting in a tax-free gain of approximately $1.7 billion.

(d)

The Company’s Board of Directors (the “Board”) currently declares an interim and final dividend each fiscal year. The final dividend is determined by the Board subsequent to the fiscal year end. Through fiscal 2007, shares of the Class A Common Stock carried rights to a greater dividend than shares of the Class B Common Stock. As such, net income available to the Company’s stockholders was allocated between shares of Class A Common Stock and Class B Common Stock. The allocation between these classes of common stock was based upon the two-class method. Subsequent to the final fiscal 2007 dividend payment, shares of Class A Common Stock ceased to carry any rights to a greater dividend than shares of Class B Common Stock. The total dividend declared related to fiscal 2012 results was $0.17 per share of Class A Common Stock and Class B Common Stock. The total dividend declared related to fiscal 2011 results was $0.17 per share of Class A Common Stock and Class B Common Stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations. The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other factors is set forth under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K (the “Annual Report”). The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the Securities and Exchange Commission (the “SEC”). This section should be read together with the audited Consolidated Financial Statements of News Corporation and related notes set forth elsewhere in this Annual Report.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of News Corporation and its subsidiaries’ (together, “News Corporation” or the “Company”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred either during fiscal 2012 or early fiscal 2013 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three fiscal years ended June 30, 2012. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three fiscal years ended June 30, 2012, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of June 30, 2012. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

•	Other, which principally consists of the Company’s digital media properties and Amplify, the Company’s education technology businesses.

Television and Cable Network Programming

The Company’s television operations primarily consist of FOX, MyNetworkTV and the 27 television stations owned by the Company.

The television operations derive revenues primarily from the sale of advertising and to a lesser extent retransmission consent revenue. Adverse changes in general market conditions for advertising may affect revenues. The U.S. television broadcast environment is highly competitive and the primary methods of competition are the development and acquisition of popular programming. Program success is measured by ratings, which are an indication of market acceptance, with the top rated programs commanding the highest advertising prices. FOX is a broadcast network and MyNetworkTV is a programming distribution service, airing original and off-network programming. FOX and MyNetworkTV compete with broadcast networks, such as ABC, CBS, NBC and The CW Television Network, independent television stations, cable and DBS program services, as well as other media, including DVDs, Blu-rays, video games, print and the Internet for audiences, programming and, in the case of FOX, advertising revenues. In addition, FOX and MyNetworkTV compete with the other broadcast networks and other programming distribution services to secure affiliations with independently owned television stations in markets across the United States. ABC, NBC and CBS each broadcasts a significantly greater number of hours of programming than FOX and, accordingly, may be able to designate or change time periods in which programming is to be broadcast with greater flexibility than FOX. In addition, future technological developments may affect competition within the television marketplace.

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

The Company’s U.S. cable network operations primarily consist of the Fox News Channel (“FOX News”), FX Networks, LLC (“FX”), Regional Sports Networks (“RSNs”), the National Geographic Channels, SPEED and the Big Ten Network. The Company’s international cable networks consist of the Fox International Channels (“FIC”) and STAR. FIC produces and distributes entertainment, factual, sports, and movie channels through distribution channels in Europe, Africa, Asia and Latin America using several brands, including Fox, Fox Crime, Fox Life and National Geographic Channel. STAR’s owned and affiliated channels are distributed in the following countries and regions: India; Greater China; Indonesia; the rest of South East Asia; Pakistan; the Middle East and Africa; the United Kingdom and Europe; and North America.

Generally, the Company’s cable networks, which target various demographics, derive a majority of their revenues from monthly affiliate fees received from cable television systems and direct broadcast satellite operators based on the number of their subscribers. Affiliate fee revenues are net of the amortization of cable distribution investments (capitalized fees paid to multi-channel video programming distributors to typically facilitate the carriage of a cable network). The Company defers the cable distribution investments and amortizes the amounts on a straight-line basis over the contract period. Cable television and direct broadcast satellite are currently the predominant means of distribution of the Company’s program services in the United States. Internationally, distribution technology varies region by region.

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

The Company has several multi-year sports rights agreements, including contracts with the National Football League (“NFL”) through fiscal 2022, contracts with the National Association of Stock Car Auto Racing (“NASCAR”) for certain races and exclusive rights for certain ancillary content through calendar year 2014, a contract with Major League Baseball (“MLB”) through calendar year 2013 and other sports rights contracts. These contracts provide the Company with the broadcast rights to certain U.S. national sporting events during their respective terms. The costs of these sports contracts are charged to expense based on the ratio of each period’s operating profit to estimated total operating profit for the remaining term of the contract.

The profitability of these long-term U.S. national sports contracts is based on the Company’s best estimates at June 30, 2012 of attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied at June 30, 2012, additional amortization of rights may be recorded. Should revenues improve as compared to estimated revenues, the Company may have an improved operating profit related to the contract, which may be recognized over the remaining contract term.

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

Filmed Entertainment

The Filmed Entertainment segment derives revenue from the production and distribution of live-action and animated motion pictures and television series. In general, motion pictures produced or acquired for distribution by the Company are exhibited in U.S. and foreign theaters, followed by home entertainment, including sale and rental of DVDs and Blu-rays, video-on-demand and pay-per-view television, on-line and mobile distribution, premium subscription television, network television and basic cable and syndicated television exploitation. Television series initially produced for the networks and first-run syndication are generally licensed to domestic and international markets concurrently and subsequently released in seasonal DVD and Blu-ray box sets and made available via digital distribution platforms. More successful series are later syndicated in domestic markets. The length of the revenue cycle for television series will vary depending on the number of seasons a series remains in active production and, therefore, may cause fluctuations in operating results. License fees received for television exhibition (including international and U.S. premium television and basic cable television) are recorded as revenue in the period that licensed films or programs are available for such exhibition, which may cause substantial fluctuations in operating results.

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

Direct Broadcast Satellite Television

The Direct Broadcast Satellite Television (“DBS”) segment’s operations consist of SKY Italia, which provides basic and premium programming services via satellite and broadband directly to subscribers in Italy. SKY Italia derives revenues principally from subscriber fees. The Company believes that the quality and variety of programming, audio and interactive programming including personal video recorders, quality of picture including high definition channels, access to service, customer service and price are the key elements for gaining and maintaining market share. SKY Italia’s competition includes companies that offer video, audio, interactive programming, telephony, data and other information and entertainment services, including broadband Internet providers, digital terrestrial transmission (“DTT”) services, wireless companies and companies that are developing new media technologies. SKY Italia was prohibited from owning a DTT frequency or providing a pay television DTT offer under a commitment made to the European Commission from April 30, 2003 through December 31, 2011.

SKY Italia’s most significant operating expenses are those related to the acquisition of entertainment, movie and sports programming and subscribers and the expenses related to operating the technical facilities. Operating expenses related to sports programming are generally recognized over the course of the related sport season, which may cause fluctuations in the operating results of this segment.

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

The Publishing segment’s advertising volume, circulation and the price of paper are the key variables whose fluctuations can have a material effect on the Company’s operating results and cash flow. The Company has to anticipate the level of advertising volume, circulation and paper prices in managing its businesses to maximize operating profit during expanding and contracting economic cycles. The Company continues to be exposed to risks associated with paper used for printing. Paper is a basic commodity and its price is sensitive to the balance of supply and demand. The Company’s expenses are affected by the cyclical increases and decreases in the price of paper. The Publishing segment’s products compete for readership and advertising with local and national competitors and also compete with other media alternatives in their respective markets. Competition for circulation and subscriptions is based on the content of the products provided, service, pricing and, from time to time, various promotions. The success of these products depends upon advertisers’ judgments as to the most effective use of their advertising budgets. Competition for advertising is based upon the reach of the products, advertising rates and advertiser results. Such judgments are based on factors such as cost, availability of alternative media, distribution and quality of readership demographics.

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

Education Group

Amplify, the Company’s education technology businesses, is dedicated to improving K-12 education by creating digital products and services that empower teachers, students and parents in new ways. Amplify is focused on transforming teaching and learning by creating and scaling digital innovations in three areas: analytics and assessment, content and curriculum and distribution and delivery. Amplify focuses on educational analytics and formative assessment through Wireless Generation, Inc. (“Wireless Generation”). Significant expenses associated with the Company’s education technology businesses include salaries, employee benefits and other routine overhead.

Other Business Developments

In July 2011, the Company announced that it would close its publication, The News of the World, after allegations of phone hacking and payments to public officials. As a result of management’s approval of the shutdown of The News of the World, the Company has reorganized portions of the U.K. newspaper business and has recorded restructuring charges in fiscal 2012 primarily for termination benefits and certain organizational restructuring at the U.K. newspapers. (See Note 4 to the Consolidated Financial Statements of News Corporation) The Company is subject to several ongoing investigations by U.K. and U.S. regulators and governmental authorities, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is fully cooperating with these investigations. In addition, the Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. The Company has taken steps to solve the problems relating to The News of the World including the creation of an independently-chaired Management & Standards Committee (the “MSC”), which operates independently from NI Group Limited (“News International”) and has full authority to ensure complete cooperation with all relevant investigations and inquiries into The News of the World matters and all other related issues across News International. The MSC conducts its own internal investigation where appropriate. The MSC has an independent Chairman, Lord Grabiner QC, and reports directly to Gerson Zweifach, Senior Executive Vice President and Group General Counsel of the Company. Mr. Zweifach reports to the independent members of the Board of Directors (the “Board”) through their representative Viet Dinh, an independent director and Chairman of the Company’s Nominating and Corporate Governance Committee. The independent directors of the Board have retained independent outside counsel and are actively engaged in these matters. The MSC conducted an internal investigation of the three other titles at News International and engaged independent outside counsel to advise it on these investigations and all other matters it handles. News International has instituted governance reforms and issued certain enhanced policies to its employees. The Company has also engaged independent outside counsel to assist it in responding to U.S. governmental inquiries. (See Note 15 to the Consolidated Financial Statements of News Corporation for a summary of the costs of The News of the World Investigations and Litigation.)

In July 2011, the Company sold its majority interest in its outdoor advertising businesses in Russia and Romania (“News Outdoor Russia”) for cash consideration of approximately $360 million. In connection with the sale, the Company repaid $32 million of News Outdoor Russia debt.

In December 2011, the Company acquired the 67% equity interest it did not already own in Fox Pan American Sports LLC (“FPAS”) for approximately $400 million. FPAS, an international sports programming and production entity, which owns and operates Fox Sports Latin America network, a Spanish and Portuguese-language sports network distributed to subscribers in certain Caribbean and Central and South American nations, and partially through its ownership in FPAS, a 53% interest in Fox Deportes, a Spanish-language sports programming service distributed in the United States. As a result of this transaction, the Company now owns 100% of FPAS and Fox Deportes. Accordingly, the results of FPAS are included in the Company’s consolidated results of operations beginning in December 2011.

In February 2012, the Company agreed to backstop €300 million (approximately $395 million) of financing measures that are being initiated by Sky Deutschland AG (“Sky Deutschland”), of which €145 million (approximately $195 million) remains as of June 30, 2012.

In March 2012, the Company and funds advised by Permira Advisers LLP signed an agreement to sell NDS Group Limited (“NDS”) to Cisco Systems Inc. for approximately $5 billion, including the assumption of debt. The Company owned approximately 49% of NDS. The transaction was completed in July 2012.

In May 2012, the Company sold its former U.K. newspaper division headquarters located in East London, which it relocated from in August 2010, for consideration of approximately £150 million, of which £25 million was received on closing of the sale. The remaining £125 million is in the form of a secured note and the Company will receive £25 million on May 31, 2013, and annually thereafter until May 31, 2017.

In May 2012, FOXTEL, a cable and satellite television service in Australia, in which the Company currently owns a 25% interest, purchased Austar United Communications Ltd (“Austar”) to create a national subscription television service in Australia. The transaction was funded by FOXTEL bank debt and FOXTEL’s shareholders made pro-rata capital contributions in the form of subordinated shareholder notes based on their respective ownership interest. The Company’s share of the funding contribution was approximately $230 million. The subordinated shareholder note has a maximum term of 15 years, with interest payable on June 30th each year and at maturity. The subordinated shareholder note can be repaid in 10 years provided that FOXTEL’s senior debt has been repaid. Upon maturity, the principal advanced will be repayable.

In June 2012, the Company entered into an agreement to acquire the remaining 50% interest in ESPN STAR Sports (“ESS”) it did not already own. ESS is the leading sports broadcaster in Asia. The acquisition is subject to regulatory clearances and other customary closing conditions. Once this transaction is completed, the Company will own 100% of ESS and will include the results of ESS in its consolidated results.

In June 2012, the Company made a conditional non-binding offer to acquire Consolidated Media Holdings Ltd. (“CMH”), a media investment company that operates in Australia, for approximately $2 billion. CMH has a 25% interest in FOXTEL and a 50% interest in Premier Media Group, a producer of sports channels, more commonly referred to as FOX Sports Australia. If the proposal is implemented, the Company would double its stakes in FOX Sports Australia and FOXTEL to 100% and 50%, respectively. The pre-conditions to the Company’s proposal include the board of CMH recommending the transaction to its shareholders, the completion of due diligence by the Company and final approval of the Company’s Board after regulatory approvals.

In June 2012, the Company announced that it intends to pursue the separation of its publishing and its media and entertainment businesses into two distinct publicly traded companies. The global media and entertainment company would consist of the Company’s cable and television assets, filmed entertainment, and direct satellite broadcasting businesses. The global publishing company that would be created through the proposed transaction would consist of the Company’s current publishing businesses, as well as its education division. Following the separation, each company would maintain two classes of common stock: Class A Common and Class B Common Voting Shares. The separation is expected to be completed in approximately one year. In addition to final approval from the Board of Directors and stockholder approval, the completion of the separation will be subject to receipt of regulatory approvals, opinions from tax counsel and favorable rulings from certain tax jurisdictions regarding the tax-free nature of the transaction to the Company and to its stockholders, further due diligence as appropriate, and the filing and effectiveness of appropriate filings with the SEC.

In July 2012, the Company acquired Thomas Nelson, Inc., one of the leading trade publishers in the United States, for approximately $200 million in cash.

In August 2012, the Company entered into an agreement to acquire a 51% equity interest in Eredivisie Media & Marketing CV (“EMM”). EMM is a media company based in the Netherlands which holds the Dutch Premier League soccer rights and operates several channels in the Netherlands. EMM is owned by the 18 Dutch Premier League soccer clubs and the global TV production company Endemol. The acquisition is subject to regulatory clearances and other customary closing conditions.

RESULTS OF OPERATIONS

Results of Operations—Fiscal 2012 versus Fiscal 2011

The following table sets forth the Company’s operating results for fiscal 2012 as compared to fiscal 2011.

	For the years ended June 30,
	2012	2011	Change	% Change
	(in millions, except %)
Revenues	$33,706	$33,405	$301	1%

Operating expenses	(20,785)	(21,058)	273	(1)%
Selling, general and administrative	(6,363)	(6,306)	(57)	1%
Depreciation and amortization	(1,179)	(1,191)	12	(1)%
Impairment and restructuring charges	(3,005)	(313)	(2,692)	* *
Equity earnings of affiliates	730	462	268	58%
Interest expense, net	(1,034)	(966)	(68)	7%
Interest income	135	126	9	7%
Other, net	7	18	(11)	(61)%

Income before income tax expense	2,212	4,177	(1,965)	(47)%
Income tax expense	(805)	(1,029)	224	(22)%

Income from continuing operations	1,407	3,148	(1,741)	(55)%
Loss on disposition of discontinued operations, net of taxes	—	(254)	254	(100)%

Net income	1,407	2,894	(1,487)	(51)%
Less: Net income attributable to noncontrolling interests	(228)	(155)	(73)	47%

Net income attributable to News Corporation stockholders	$1,179	$2,739	$(1,560)	(57)%

**	not meaningful

Overview—The Company’s revenues increased 1% for the fiscal year ended June 30, 2012 as compared to fiscal 2011, primarily due to revenue increases at the Cable Network Programming and Filmed Entertainment segments. The revenue increases at the Cable Network Programming segment resulted primarily from higher net affiliate and advertising revenues. The Filmed Entertainment segment’s revenues increased due to the inclusion of revenues from Shine Limited (“Shine”), which was acquired in fiscal 2011, and higher digital distribution revenues for the licensing of the Company’s television content. These revenue increases were partially offset by decreased revenues at the Publishing and Other segments. The Publishing segment’s revenues decreased primarily due to lower revenues at the Company’s newspaper businesses in the U.K., principally resulting from the closure of The News of the World in July 2011 and lower revenues at the Australian newspapers. The decreases at the Other segment primarily resulted from the dispositions of Myspace, Fox Mobile and News Outdoor Russia.

Operating expenses decreased 1% for the fiscal year ended June 30, 2012 as compared to fiscal 2011, primarily due to the dispositions of News Outdoor Russia, Myspace and Fox Mobile, lower releasing costs at the Filmed Entertainment segment, the absence of programming costs at the Television segment related to the broadcast of the Super Bowl, which was broadcast on FOX in fiscal 2011, and a decrease at the Publishing segment primarily due to the closure of The News of the World. These decreases were partially offset by the inclusion of operating expenses related to Shine and FPAS, higher programming costs at the Cable Network Programming segment and higher prime-time entertainment and marketing costs in support of the launch of new series at the Television segment.

Selling, general and administrative expenses increased 1% for the fiscal year ended June 30, 2012 as compared to fiscal 2011, primarily due to $224 million of legal and professional fees related to The News of the World investigations and litigation and costs for related civil settlements and the inclusion of expenses related to Shine and FPAS. These increases were partially offset by decreased expenses at the Other segment resulting from the dispositions of Myspace, News Outdoor Russia and Fox Mobile, the positive impact from the absence of a litigation settlement charge of $125 million at the Publishing segment included in fiscal 2011 and cost saving initiatives at Dow Jones.

Depreciation and amortization decreased 1% for the fiscal year ended June 30, 2012 as compared to fiscal 2011, primarily due to lower depreciation and amortization at the Other segment due to the dispositions of Myspace, News Outdoor Russia and Fox Mobile, partially offset by higher depreciation at the Publishing segment due to additional property, plant and equipment placed into service and additional depreciation and amortization from the acquisition of Shine at the Filmed Entertainment segment.

Impairment and restructuring charges—During the fourth quarter of fiscal 2012, the Company completed its annual impairment review of goodwill and indefinite-lived intangible assets. As a result of the impairment review performed, the Company recorded non-cash impairment charges of approximately $2.8 billion ($2.4 billion, net of tax) for the fiscal year ended June 30, 2012. The charges consisted of a write-down of the Company’s goodwill of approximately $1.5 billion and a write-down of the indefinite-lived intangible assets (primarily newspaper mastheads and distribution networks) of approximately $1.3 billion. These impairment charges were primarily the result of adverse trends affecting several businesses in the Company’s Publishing segment, including secular declines in the economic environment in Australia, a decline in in-store advertising spend by consumer packaged goods manufacturers in the U.S. and lower forecasted revenues from certain businesses utilizing various trade names owned by the Company’s newspaper operations. The charges also reflected the pending sale of certain businesses at values below their respective carrying values.

In fiscal 2012, the Company recorded restructuring charges of $197 million, of which $175 million related to the newspaper businesses. The Company commenced the reorganization of portions of the newspaper businesses and recorded restructuring charges primarily for termination benefits as a result of the shutdown of The News of the World, certain organizational restructurings at other newspapers and the shutdown of a regional newspaper.

In fiscal 2011, the Company performed an interim impairment assessment of the Digital Media Group reporting unit’s goodwill. As a result of the review performed, the Company recorded a non-cash goodwill impairment charge of $168 million during the fiscal year ended June 30, 2011.

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

Equity earnings of affiliates—Equity earnings of affiliates increased $268 million for the fiscal year ended June 30, 2012 as compared to fiscal 2011, primarily due to improved results from British Sky Broadcasting Group plc (“BSkyB”) and Sky Deutschland and a gain on the sale of a portion of the Company’s BSkyB investment in accordance with its share repurchase program of $270 million. These increases were partially offset by the absence of gains recognized by NDS and BSkyB on the sale of certain of their businesses in fiscal 2011.

	For the years ended June 30,
	2012	2011	Change
	(in millions)
DBS equity affiliates	$732	$305	$427
Cable channel equity affiliates	19	42	(23)
Other equity affiliates	(21)	115	(136)

Total Equity earnings of affiliates	$730	$462	$268

Interest expense, net—Interest expense, net increased $68 million for the fiscal year ended June 30, 2012 as compared to fiscal 2011, primarily due to the $2.5 billion in senior notes issued in February 2011, partially offset by the fiscal 2011 partial repayment of the $500 million senior debentures due February 2013.

Other, net—

	For the years ended June 30,
	2012	2011
	(in millions)
Gain on FPAS transaction (a)	$158	$—
Gain on Hathway Cable transaction (b)	23	—
BSkyB termination fee (b)	(63)	—
Change in fair value of Sky Deutschland convertible securities (b)	(61)	46
Loss on sale of U.K. newspaper headquarters (a)	(22)	—
Gain on STAR China transaction (a)	—	55
Loss on disposal of Fox Mobile (a)	—	(29)
Loss on early extinguishment of debt (c)	—	(36)
Gain on the financial indexes business transaction (a)	—	43
Other	(28)	(61)

Total Other, net	$7	$18

(a)	See Note 3 to the Consolidated Financial Statements of News Corporation.
(b)	See Note 6 to the Consolidated Financial Statements of News Corporation.
(c)	See Note 10 to the Consolidated Financial Statements of News Corporation.

Income tax expense—The Company’s tax provision and related tax rate for the fiscal year ended June 30, 2012 were higher than the statutory rate primarily due to the non-deductible portion of goodwill impairment, partially offset by permanent differences, the sale of interests in subsidiaries, and the non-taxable gain on the consolidation of FPAS.

The Company’s tax provision and related tax rate for the fiscal year ended June 30, 2011 were lower than the statutory rate primarily due to permanent differences, the sale of interests in subsidiaries and the resolution of tax matters.

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

Net income—Net income decreased for the fiscal year ended June 30, 2012 as compared to fiscal 2011, primarily due to higher impairment and restructuring charges, partially offset by the revenue increases and higher equity earnings of affiliates, as noted above. Also impacting earnings per share was the Company’s share repurchase program which resulted in a $0.03 increase.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased for the fiscal year ended June 30, 2012 as compared to fiscal 2011, primarily due to higher results at the Company’s majority-owned businesses and the issuance of a noncontrolling interest in a majority-owned subsidiary.

Segment Analysis

The following table sets forth the Company’s revenues and segment operating income for fiscal 2012 as compared to fiscal 2011.

	For the years ended June 30,
	2012	2011	Change	% Change
	(in millions, except %)
Revenues:
Cable Network Programming	$9,132	$8,037	$1,095	14%
Filmed Entertainment	7,302	6,899	403	6%
Television	4,734	4,778	(44)	(1)%
Direct Broadcast Satellite Television	3,672	3,761	(89)	(2)%
Publishing	8,248	8,826	(578)	(7)%
Other	618	1,104	(486)	(44)%

Total revenues	$33,706	$33,405	$301	1%

Segment operating income (loss):
Cable Network Programming	$3,295	$2,760	$535	19%
Filmed Entertainment	1,132	927	205	22%
Television	706	681	25	4%
Direct Broadcast Satellite Television	254	232	22	9%
Publishing	597	864	(267)	(31)%
Other	(605)	(614)	9	(1)%

Total segment operating income	$5,379	$4,850	$529	11%

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

	For the years ended June 30,
	2012	2011
	(in millions)
Total segment operating income	$5,379	$4,850
Impairment and restructuring charges	(3,005)	(313)
Equity earnings of affiliates	730	462
Interest expense, net	(1,034)	(966)
Interest income	135	126
Other, net	7	18

Income from continuing operations before income tax expense	$2,212	$4,177

Cable Network Programming (27% and 24% of the Company’s consolidated revenues in fiscal 2012 and 2011, respectively)

For the fiscal year ended June 30, 2012, revenues at the Cable Network Programming segment increased $1,095 million, or 14%, as compared to fiscal 2011, primarily due to higher net affiliate and advertising revenues.

Domestic net affiliate revenues increased 12% for the fiscal year ended June 30, 2012, primarily due to higher average rates per subscriber at the RSNs, FOX News and FX. For the fiscal year ended June 30, 2012, domestic advertising revenues increased 9% primarily due to higher pricing and volume at FX and FOX News. The increases in domestic net affiliate and advertising revenues were partially offset by allowances at the RSNs and fewer NBA telecasts, respectively, related to the NBA lockout during the 2011-2012 NBA season.

For the fiscal year ended June 30, 2012, international net affiliate revenues increased 27%, with approximately two thirds of the increase primarily due to higher subscribers at FIC and the remaining increase resulting from the consolidation of FPAS. International advertising revenues increased 13% for the fiscal year ended June 30, 2012, primarily due to improved advertising revenues in Latin America and Asia and an increase at STAR in India due to higher pricing, increased market share and improved ratings.

For the fiscal year ended June 30, 2012, operating income at the Cable Network Programming segment increased $535 million, or 19%, as compared to fiscal 2011, primarily due to the revenue increases noted above, partially offset by a $560 million increase in expenses, due to higher programming costs, including rights fees for the Ultimate Fighting Championship, which was not broadcast in fiscal 2011, and the consolidation of FPAS.

Filmed Entertainment (22% and 21% of the Company’s consolidated revenues in fiscal 2012 and 2011, respectively)

For the fiscal year ended June 30, 2012, revenues at the Filmed Entertainment segment increased $403 million, or 6%, as compared to fiscal 2011, primarily due to the inclusion of revenues from Shine, which was acquired in fiscal 2011, an increase in license fees for How I Met Your Mother and higher licensing revenues for

Avatar. Also contributing to the revenue increase was approximately $300 million in digital distribution revenues from the licensing of the Company’s television content. The revenue increases were partially offset by decreased home entertainment revenues and worldwide theatrical revenues. Fiscal 2012 included the worldwide theatrical and home entertainment success of Rise of the Planet of the Apes and Alvin and the Chipmunks: Chipwrecked, the worldwide theatrical success of Prometheus and the home entertainment and pay television performances of Rio and X-Men: First Class as compared to fiscal 2011 which included the successful worldwide theatrical and home entertainment release of The Chronicles of Narnia: Voyage of the Dawn Treader and Black Swan, the worldwide theatrical release of Rio and X-Men: First Class and the home entertainment and pay television performances of Avatar.

For the fiscal year ended June 30, 2012, operating income at the Filmed Entertainment segment increased $205 million, or 22%, as compared to fiscal 2011, primarily due to the revenue increases noted above, lower releasing costs and lower production amortization costs, partially offset by the inclusion of expenses at Shine.

Television (14% of the Company’s consolidated revenues in fiscal 2012 and 2011)

For the fiscal year ended June 30, 2012, revenues at the Television segment decreased $44 million, or 1%, as compared to fiscal 2011, primarily due to the absence of advertising revenues generated from the broadcast of the Super Bowl, which was broadcast on FOX in fiscal 2011, lower ratings for American Idol, and lower political advertising revenues at the Company’s television stations due to the 2010 mid-term elections in fiscal 2011. Partially offsetting this decrease was higher retransmission consent revenues, higher pricing and improved ratings, primarily for the launch of the new series The X-Factor and New Girl, and higher NFL and MLB advertising revenues. The NFL advertising revenue increased due to higher pricing and the MLB advertising revenue increased due to the broadcast of two additional post-season games during fiscal 2012.

For the fiscal year ended June 30, 2012, operating income at the Television segment increased $25 million, or 4%, as compared to fiscal 2011, primarily due to the revenue increases noted above and the absence of programming costs related to the broadcast of the Super Bowl, partially offset by higher prime-time entertainment and sports programming costs and higher marketing costs in support of the launch of the new series.

Direct Broadcast Satellite Television (11% of the Company’s consolidated revenues in fiscal 2012 and 2011)

For the fiscal year ended June 30, 2012, SKY Italia’s revenues decreased $89 million, or 2%, as compared to fiscal 2011. For the fiscal year ended June 30, 2012, revenues, on a local currency basis, were relatively consistent with fiscal 2011. SKY Italia had a net decrease of approximately 71,000 subscribers during fiscal 2012, which decreased SKY Italia’s total subscriber base to 4.9 million at June 30, 2012, reflecting the continued challenging economic environment in Italy. The total churn for fiscal 2012 was approximately 641,000 subscribers on an average subscriber base of 4.9 million, as compared to churn of approximately 508,000 subscribers on an average subscriber base of 4.9 million in fiscal 2011. Subscriber churn for the period represents the number of SKY Italia subscribers whose service was disconnected during the period. During the fiscal year ended June 30, 2012, the strengthening of the U.S. dollar against the Euro resulted in a revenue decrease of approximately $78 million as compared to fiscal 2011.

Average revenue per subscriber (“ARPU”) of approximately €41 in the fiscal year ended June 30, 2012 decreased from approximately €43 reported in fiscal 2011, primarily due to the negative impact of subscriber discounts. SKY Italia calculates ARPU by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue for the period. Average subscribers are calculated for the respective periods by adding the beginning and ending subscribers for the period and dividing by two.

Subscriber acquisition costs per subscriber (“SAC”) of approximately €400 in the fiscal year ended June 30, 2012 increased from fiscal 2011, primarily due to higher marketing costs on a per subscriber basis. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross SKY Italia subscribers added during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly by SKY Italia to subscribers and the costs related to installation and acquisition advertising net of any upfront activation fee. SKY Italia excludes the value of equipment capitalized under SKY Italia’s equipment lease program, as well as payments and the value of returned equipment related to disconnected lease program subscribers from subscriber acquisition costs.

For the fiscal year ended June 30, 2012, SKY Italia’s operating income increased $22 million, or 9%, as compared to fiscal 2011. On a local currency basis, expenses were lower by 1% primarily due to lower installation costs, lower programming costs resulting from the absence of the FIFA World Cup, and the absence of the prior year’s rebranding campaign. During the fiscal year ended June 30, 2012, the strengthening of the U.S. dollar against the Euro resulted in an operating income decrease of approximately $2 million as compared to fiscal 2011.

Publishing (24% and 27% of the Company’s consolidated revenues in fiscal 2012 and 2011, respectively)

For the fiscal year ended June 30, 2012, revenues at the Publishing segment decreased $578 million, or 7%, as compared to fiscal 2011, primarily due to lower revenues in the U.K., principally resulting from the absence of $226 million in revenue resulting from the shutdown of The News of the World in July 2011, lower revenues at the Australian newspapers and lower advertising revenues at the integrated marketing services business resulting from lower volume of in-store and coupon marketing products. The weakening of the U.S. dollar against local currencies, primarily the Australian dollar, resulted in a revenue increase of approximately $104 million for the fiscal year ended June 30, 2012 as compared to fiscal 2011.

For the fiscal year ended June 30, 2012, operating income at the Publishing segment decreased $267 million, or 31%, as compared to fiscal 2011, primarily due to the revenue decreases noted above and the absence of $122 million in operating profit resulting from the shutdown of The News of the World, partially offset by lower litigation settlement charges and Dow Jones cost saving initiatives. The fiscal 2012 litigation settlement related to eBooks pricing was lower than the litigation settlement charge of $125 million at the integrated marketing services business included in fiscal 2011. The weakening of the U.S. dollar against local currencies, primarily the Australian Dollar, resulted in an operating income increase of approximately $11 million for the fiscal year ended June 30, 2012 as compared to fiscal 2011.

Other (2% and 3% of the Company’s consolidated revenues in fiscal 2012 and 2011, respectively)

For the fiscal year ended June 30, 2012, revenues at the Other segment decreased approximately $486 million, or 44%, as compared to fiscal 2011, primarily due to the dispositions of Myspace, News Outdoor Russia and Fox Mobile, partially offset by the inclusion of revenues from Wireless Generation, which was acquired in fiscal 2011.

Operating results at the Other segment for the fiscal year ended June 30, 2012 improved $9 million, or 1%, as compared to fiscal 2011, primarily due to the net impact of the dispositions noted above, partially offset by the impact of legal and professional fees related to The News of the World investigations and litigation and costs for related civil settlements.

Results of Operations—Fiscal 2011 versus Fiscal 2010

The following table sets forth the Company’s operating results for fiscal 2011 as compared to fiscal 2010.

	For the years ended June 30,
	2011	2010	Change	% Change
	(in millions, except %)
Revenues	$33,405	$32,778	$627	2%

Operating expenses	(21,058)	(21,015)	(43)	—
Selling, general and administrative	(6,306)	(6,619)	313	(5)%
Depreciation and amortization	(1,191)	(1,185)	(6)	1%
Impairment and restructuring charges	(313)	(253)	(60)	24%
Equity earnings of affiliates	462	448	14	3%
Interest expense, net	(966)	(991)	25	(3)%
Interest income	126	91	35	38%
Other, net	18	69	(51)	(74)%

Income before income tax expense	4,177	3,323	854	26%
Income tax expense	(1,029)	(679)	(350)	52%

Income from continuing operations	3,148	2,644	504	19%
Loss on disposition of discontinued operations, net of taxes	(254)	—	(254)	* *

Net income	2,894	2,644	250	9%
Less: Net income attributable to noncontrolling interests	(155)	(105)	(50)	48%

Net income attributable to News Corporation stockholders	$2,739	$2,539	$200	8%

**	not meaningful

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

Impairment and restructuring charges—During the second quarter of fiscal 2011, the Company performed an interim impairment assessment of the Digital Media Group reporting unit’s goodwill. As a result of the review performed, the Company recorded a non-cash goodwill impairment charge of $168 million during the fiscal year ended June 30, 2011.

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

During fiscal 2010, the Company determined that it was more likely than not that it would sell or dispose its News Outdoor and Fox Mobile businesses which were considered reporting units under ASC 350 “Intangibles—Goodwill and Other” (“ASC 350”). In connection with such potential sales, the Company reviewed these businesses for impairment and recognized a non-cash impairment charge of $200 million in the fiscal year ended June 30, 2010. The impairment charge consisted of a write-down of $52 million in finite-lived intangible assets, a write-down of $137 million in goodwill and a write-down of fixed assets of $11 million. Fox Mobile was sold in December 2010 and News Outdoor was sold in July 2011.

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
	(in millions, except %)
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

Other, net—

	For the years ended June 30,
	2011	2010
	(in millions)
Gain on STAR China transaction (a)	$55	$—
Loss on disposal of Fox Mobile (a)	(29)	—
Loss on early extinguishment of debt (b)	(36)	—
Gain on the sale of eastern European television stations (a)	—	195
Gain (loss) on the financial indexes business transaction (a)	43	(23)
Loss on Photobucket transaction (a)	—	(32)
Change in fair value of exchangeable and convertible securities (c)(d)	46	3
Other	(61)	(74)

Total Other, net	$18	$69

(a)	See Note 3 to the Consolidated Financial Statements of News Corporation.
(b)	See Note 10 to the Consolidated Financial Statements of News Corporation.
(c)	See Note 6 to the Consolidated Financial Statements of News Corporation.
(d)

The Company had certain exchangeable debt securities which contained embedded derivatives. Pursuant to ASC 815, these embedded derivatives were not designated as hedges and, as such, changes in their fair value were recognized in Other, net in the consolidated statements of operations. The Company redeemed the exchangeable debt securities in fiscal 2010.

Income tax expense—The Company’s tax provision and related tax rate for the fiscal year ended June 30, 2011 were lower than the statutory rate primarily due to permanent differences, the sale of interests in subsidiaries and the resolution of tax matters.

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

Segment Analysis

The following table sets forth the Company’s revenues and segment operating income for fiscal 2011 as compared to fiscal 2010.

	For the years ended June 30,
	2011	2010	Change	% Change
	(in millions, except %)
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

ARPU of approximately €43 in the fiscal year ended June 30, 2011 was consistent with fiscal 2010.

SAC of approximately €335 in the fiscal year ended June 30, 2011 increased from fiscal 2010, primarily due to higher average installation costs related to an increased penetration of high definition personal video recorder set-top boxes.

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

Other (3% and 5% of the Company’s consolidated revenues in fiscal 2011 and 2010, respectively)

Revenues at the Other segment decreased $427 million, or 28%, for the fiscal year ended June 30, 2011, as compared to fiscal 2010. The decrease was primarily due to decreased revenues from the Company’s digital media properties of $342 million, principally due to lower advertising and search revenues at Myspace. The decrease was also due to the absence of revenue related to the eastern European television stations disposed of in fiscal 2010 of $86 million and lower revenues from Fox Mobile of $146 million due to its fiscal 2011 disposition. The revenue decreases were partially offset by increased revenues at News Outdoor and the inclusion of revenues from Wireless Generation which was acquired in fiscal 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has a five-year unused $2 billion revolving credit facility, which expires in May 2017, and has access to various film co-production alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of June 30, 2012, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television products.

As of June 30, 2012, the Company’s consolidated assets included $9.6 billion in cash and cash equivalents, of which $2.1 billion was held by the Company’s foreign subsidiaries. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend nor foresee a need to repatriate these funds. Should the Company require more capital in the U.S. than is generated by or available to its domestic operations, the Company could elect to repatriate funds held in foreign jurisdictions which may result in higher effective tax rates and higher cash paid for income taxes for the Company.

The principal uses of cash that affect the Company’s liquidity position include the following: investments in the production and distribution of new feature films and television programs; the acquisition of and payments under programming rights for entertainment and sports programming; paper purchases; operational expenditures including employee costs; capital expenditures; interest expenses; income tax payments; investments in associated entities; dividends; acquisitions; debt repayments; and stock repurchases. The capitalization of the global publishing company that would be created through the proposed separation of the Company’s publishing and media and entertainment businesses into two distinct publicly traded companies may affect the Company’s liquidity position.

In addition to the acquisitions, sales and possible acquisitions disclosed elsewhere, the Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

Sources and Uses of Cash—Fiscal 2012 vs. Fiscal 2011

Net cash provided by operating activities for the fiscal years ended June 30, 2012 and 2011 was as follows (in millions):

For the years ended June 30,	2012	2011
Net cash provided by operating activities	$3,790	$4,471

The decrease in net cash provided by operating activities during the fiscal year ended June 30, 2012 as compared to fiscal 2011 was primarily due to lower receipts at the Publishing and Television segments and higher programming payments at the Direct Broadcast Satellite Television segment, as well as higher tax, pension and interest payments and the costs incurred for the U.K. and related investigations. This decrease was partially offset by higher receipts at the Cable Network Programming and Filmed Entertainment segments. The decrease at the Publishing segment was due to lower advertising receipts and the absence of contributions from The News of the World and the decrease at the Television segment was due to the absence of the broadcast of the Super Bowl. The increase at the Cable Network Programming segment was due to higher affiliate receipts and the increase at the Filmed Entertainment segment was due to lower production spending along with higher licensing revenue of television product.

Net cash used in investing activities for the fiscal years ended June 30, 2012 and 2011 was as follows (in millions):

For the years ended June 30,	2012	2011
Net cash used in investing activities	$(1,421)	$(2,247)

The decrease in net cash used in investing activities during the fiscal year ended June 30, 2012 as compared to fiscal 2011 was primarily due to the sale of a portion of the Company’s BSkyB investment in accordance with BSkyB’s share repurchase program, lower capital expenditures and lower cash paid for acquisitions. In fiscal 2012, the Company acquired the portion of FPAS it did not own and in fiscal 2011, the Company acquired Shine and Wireless Generation.

Net cash (used in) provided by financing activities for the fiscal years ended June 30, 2012 and 2011 was as follows (in millions):

For the years ended June 30,	2012	2011
Net cash (used in) provided by financing activities	$(5,115)	$1,360

The change in net cash used in financing activities for the fiscal year ended June 30, 2012 as compared to net cash provided by financing activities in fiscal 2011 was primarily due to share repurchases of approximately $4.6 billion during fiscal 2012, with no comparable share repurchases in fiscal 2011.

The Company currently has approximately $5 billion remaining of the $10 billion stock repurchase program. The Company may repurchase the remaining amount under the stock repurchase program in fiscal 2013 and expects to fund this through a combination of cash generated by operations and cash on hand.

The total dividends declared related to fiscal 2012 results were $0.17 per share of Class A Common Stock and Class B Common Stock. In August 2012, the Company declared the final dividend on fiscal 2012 results of $0.085 per share for Class A Common Stock and Class B Common Stock. This together with the interim dividend of $0.085 per share of Class A Common Stock and Class B Common Stock constitute the total dividend relating to fiscal 2012.

Based on the number of shares outstanding as of June 30, 2012, the total aggregate cash dividends expected to be paid to stockholders in fiscal 2013 is approximately $400 million.

Sources and Uses of Cash—Fiscal 2011 vs. Fiscal 2010

Net cash provided by operating activities for the fiscal years ended June 30, 2011 and 2010 was as follows (in millions):

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

Net cash used in investing activities for the fiscal years ended June 30, 2011 and 2010 was as follows (in millions):

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

Net cash provided by (used in) financing activities for the fiscal years ended June 30, 2011 and 2010 was as follows (in millions):

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

Debt Instruments

The following table summarizes borrowings and repayments for the fiscal years ended June 30, 2012, 2011 and 2010.

	For the years ended June 30,
	2012	2011	2010
	(in millions)
Borrowings (a)
Notes due February 2041	$—	$1,469	$—
Notes due February 2021	—	984	—
Notes due August 2039	—	—	593
Notes due August 2020	—	—	396
All other	—	18	38

Total borrowings	$—	$2,471	$1,027

Repayments of borrowings
Senior Debentures due February 2013	$—	$(262)	$—
Debt assumed in Shine acquisition (b)	—	(134)	—
LYONs	—	(82)	—
BUCS	—	—	(1,655)
TOPrS	—	—	(134)
Notes due March 2010	—	—	(150)
Bank loans	(32)	(46)	(82)
All other	(3)	(33)	(59)

Total repayment of borrowings	$(35)	$(557)	$(2,080)

(a)	See Note 10 to the Consolidated Financial Statements of News Corporation for information with respect to borrowings.
(b)	See Note 3 to the Consolidated Financial Statements of News Corporation for information with respect to the Shine acquisition.

Ratings of the Public Debt

The table below summarizes the Company’s credit ratings as of June 30, 2012.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa1	Stable
S&P	BBB+	CreditWatch/Negative

Revolving Credit Agreement

In May 2012, the Company refinanced the $2.25 billion revolving credit agreement (“the Prior Credit Agreement”) with a new $2 billion unsecured revolving credit facility (the “New Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein (the “Lenders”), the initial issuing banks named therein, JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) and Citibank, N.A. (“Citibank”) as Co-Administrative Agents, JPMorgan Chase as Designated Agent and Bank of America, N.A. (“Bank of America”) as Syndication Agent. The New Credit Agreement has a sub-limit of $400 million (or its equivalent in Euros) available for the issuance of letters of credit and a maturity date of May 2017. Under the New Credit Agreement, the Company may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion and the Company may request that the maturity date be extended for up to two additional one-year periods. Borrowings are issuable in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. Fees under the New Credit Agreement will be based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current debt ratings, NAI pays a facility fee of 0.125% and an initial drawn cost of LIBOR plus 1.125%.

Commitments and Guarantees

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2012.

	As of June 30, 2012
	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Contracts for capital expenditure	$243	$191	$41	$11	$—
Operating leases (a)
Land and buildings	2,558	363	652	553	990
Plant and machinery	1,423	239	371	309	504
Other commitments
Borrowings	15,455	273	903	600	13,679
Sports programming rights (b)	36,309	3,367	7,295	5,725	19,922
Entertainment programming rights	3,927	1,466	1,395	856	210
Other commitments and contractual obligations (c)	3,729	1,061	1,204	505	959

Total commitments, borrowings and contractual obligations	$63,644	$6,960	$11,861	$8,559	$36,264

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

	As of June 30, 2012
	Total Amounts Committed	Amount of Guarantees Expiration Per Period
Contingent guarantees:		1 year	2-3 years	4-5 years	After 5 years
	(in millions)

Sports programming rights (d)	$450	$65	$385	$—	$—
Indemnity (e)	774	27	54	54	639
Letters of credit and other	158	158	—	—	—

	$1,382	$250	$439	$54	$639

(a)

The Company leases transponders, office facilities, warehouse facilities, printing plants, equipment and microwave transmitters used to carry broadcast signals. These leases, which are classified as operating leases, expire at certain dates through fiscal 2090.

(b)	Under the Company’s contract with NFL, remaining future minimum payments for program rights to broadcast certain football games are payable over the remaining term of the contract through fiscal 2022.

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

Under the Company’s contract with the Board of Control for Cricket in India (“BCCI”), remaining future minimum payments for program rights to broadcast international and domestic cricket matches and series are payable over the remaining term of the contract through fiscal 2018.

In addition, the Company has certain other local sports broadcasting rights.

(c)	Primarily includes obligations relating to third party printing contracts, television rating services and paper purchase obligations.
(d)

ESPN STAR Sports, a joint-venture in which the Company owns a 50% equity interest, entered into an agreement for global programming rights to International Cricket Council Events. Under the terms of the agreement, the Company and the other joint-venture partner have jointly guaranteed the programming rights obligation.

Additionally, under the terms of the agreement with BCCI, the Company was required to obtain a bank guarantee covering the programming rights obligation.

(e)

In connection with the transaction related to the Dow Jones financial index businesses, the Company agreed to indemnify CME Group Inc. (“CME”) with respect to any payments of principal, premium and interest CME makes under its guarantee of the venture financing. (See Note 3 to the Consolidated Financial Statements of News Corporation for further discussion of this transaction.)

The table excludes the Company’s pension, other postretirement benefits (“OPEB”) obligations and the gross unrecognized tax benefits for uncertain tax positions as the Company is unable to reasonably predict the ultimate amount and timing. The Company made contributions of $255 million and $158 million to its pension plans in fiscal 2012 and fiscal 2011, respectively. The majority of these contributions were voluntarily made to improve the funding status of the plans. Future plan contributions are dependent upon actual plan asset returns and interest rates and statutory requirements. Assuming that actual plan asset returns are consistent with the Company’s expected plan returns in fiscal 2012 and beyond, and that interest rates remain constant, the Company would not be required to make any material contributions to its U.S. pension plans for the immediate future. The Company expects to make a required contribution of approximately $50 million to its pension plans and may make a voluntary contribution in fiscal 2013. Payments due to participants under the Company’s pension plans are primarily paid out of underlying trusts. Payments due under the Company’s OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company’s pension plans. The Company expects its net OPEB payments to approximate $20 million in fiscal 2013. (See Note 16 to the Consolidated Financial Statements of News Corporation for further discussion of the Company’s pension and OPEB plans.)

Contingencies

Other than as disclosed in the notes to the accompanying Consolidated Financial Statements of News Corporation, the Company is party to several other purchase and sale arrangements which become exercisable over the next ten years by the Company or the counter-party to the agreement. None of these arrangements that become or are exercisable in the next twelve months are material. Purchase arrangements that are exercisable by the counter-party to the agreement, and that are outside the sole control of the Company, are accounted for in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity.” Accordingly, the fair values of such purchase arrangements are classified in redeemable noncontrolling interests.

As disclosed in the notes to the accompanying Consolidated Financial Statements of News Corporation, U.K. and U.S. regulators and governmental authorities are conducting investigations after allegations of phone hacking and inappropriate payments to public officials at our former publication, The News of the World, and other related matters, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is cooperating fully with these investigations. It is possible that these proceedings could damage our reputation and might impair our ability to conduct our business.

The Company is not able to predict the ultimate outcome or cost associated with these investigations. Violations of law may result in civil, administrative or criminal fines or penalties. The Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. At June 30, 2012, the Company has provided for its best estimate of the liability for the claims that have been filed. The Company has announced a process under which parties can pursue claims against the Company, and management believes that it is probable that additional claims will be filed. It is not possible to estimate the liability for such additional claims given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision for such matters. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could affect the Company’s results of operations and financial condition.

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

In the first quarter of fiscal 2012, the Company voluntarily changed its method of recognizing losses on its multi-year U.S. national sports agreements by no longer accruing for estimated future losses. The Company will, however, continue to recognize programming rights at the lower of unamortized cost or estimated net realizable value in accordance with ASC 920, “Entertainment—Broadcasters” (“ASC 920”). The Company believes that this method is preferable because the change will (1) align the Company’s policy with peer companies in the media industry; (2) result in better correspondence with the substance of the event being recognized as estimated future losses will no longer be recognized; and (3) limit the effect of judgment on any potential impairment loss because the impairment analysis, which involves significant judgment about future revenue and revenue allocations, will only affect programming rights recorded on the balance sheet. Retrospective application of the change in accounting policy had no effect on the consolidated financial statements of the Company for any of the periods presented.

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

The Company uses direct valuation methods to value identifiable intangibles for purchase accounting and impairment testing. The direct valuation method used for FCC licenses requires, among other inputs, the use of published industry data that are based on subjective judgments about future advertising revenues in the markets where the Company owns television stations. This method also involves the use of management’s judgment in estimating an appropriate discount rate reflecting the risk of a market participant in the U.S. broadcast industry. The resulting fair values for FCC licenses are sensitive to these long-term assumptions and any variations to such assumptions could result in an impairment to existing carrying values in future periods and such impairment could be material.

The Company’s goodwill impairment reviews are determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit by primarily using a discounted cash flow analysis and market-based valuation approach methodologies. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. The cash flows employed in the analyses are based on the Company’s estimated outlook and various growth rates have been assumed for years beyond the long-term business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators, such as comparable public company trading values. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment review is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment review is required to be performed to estimate the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. The implied fair value of the reporting unit’s goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

As a result of the fiscal 2012 annual impairment review performed, the Company recorded non-cash impairment charges of approximately $2.8 billion ($2.4 billion, net of tax) during the fiscal year ended June 30, 2012. The charges consisted of a write-down of goodwill of $1.5 billion and a write-down of indefinite-lived intangible assets of $1.3 billion. The Publishing and Other segments have reporting units with goodwill that continue to be at risk for future impairment. Goodwill was $2.2 billion as of June 30, 2012 at these reporting units where goodwill is at risk for future impairment. The Company will continue to monitor its goodwill and intangible assets for possible future impairment.

Income Taxes

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions in which it operates. The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining the Company’s tax expense and in evaluating its tax positions including evaluating uncertainties under ASC 740, “Income Taxes”.

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

The Company maintains defined benefit pension plans covering a significant number of its employees and retirees. The primary plans are closed to new participants. For financial reporting purposes, net periodic pension expense (income) is calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations and an expected rate of return on plan assets. The Company considers current market conditions, including changes in investment returns and interest rates, in making these assumptions. In developing the expected long-term rate of return, the Company considered the pension portfolio’s past average rate of returns, and future return expectations of the various asset classes. The expected long-term rate of return is based on an asset allocation assumption of 44% equities, 41% fixed-income securities and 15% in cash and other investments.

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

The key assumptions used in developing the Company’s fiscal 2012, 2011 and 2010 net periodic pension expense for its plans consist of the following:

	2012	2011	2010
	($ in millions)
Discount rate used to determine net periodic benefit cost	5.7%	5.7%	7.0%
Assets:
Expected rate of return	7.0%	7.0%	7.0%
Expected return	$185	$171	$138
Actual return	$68	$326	$237

(Loss)/Gain	$(117)	$155	$99
One year actual return	2.6%	13.7%	12.7%
Five year actual return	2.3%	4.4%	3.9%

The weighted average discount rate is volatile from year to year because it is determined based upon the prevailing rates in the United States, the United Kingdom and Australia as of the measurement date. The Company will utilize a weighted average discount rate of 4.3% in calculating the fiscal 2013 net periodic pension expense for its plans. The Company will use a weighted average long-term rate of return of 6.9% for fiscal 2013 based principally on a combination of asset mix and historical experience of actual plan returns. The accumulated net pre-tax losses on the Company’s pension plans at June 30, 2012 were approximately $1.5 billion which increased from approximately $800 million at June 30, 2011. This increase of approximately $700 million was due primarily to a decrease in the discount rate used to measure the benefit obligation at June 30, 2012. The accumulated pre-tax net losses at June 30, 2012 were primarily the result of changes in discount rates and deferred asset losses. Lower discount rates increase present values of benefit obligations and increase the Company’s deferred losses and also increase subsequent-year pension expense. Higher discount rates decrease the present values of benefit obligations and reduce the Company’s accumulated net loss and also decrease subsequent-year pension expense. These deferred losses are being systematically recognized in future net periodic pension expense in accordance with ASC 715, “Compensation—Retirement Benefits.” Unrecognized losses in excess of 10% of the greater of the market-related value of plan assets or the plans projected benefit obligation are recognized over the average future service of the plan participants.

The Company made contributions of $255 million, $158 million and $338 million to its pension plans in fiscal 2012, 2011 and 2010, respectively. The majority of these contributions were voluntarily made to improve the funding status of the plans which were impacted by the economic conditions noted above. Future plan contributions are dependent upon actual plan asset returns, statutory requirements and interest rate movements. Assuming that actual plan returns are consistent with the Company’s expected plan returns in fiscal 2012 and beyond, and that interest rates remain constant, the Company would not be required to make any material statutory contributions to its primary U.S. pension plans for the immediate future. The Company will continue to make voluntary contributions as necessary to improve funded status.

Changes in net periodic pension expense may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on PBO
0.25 percentage point decrease in discount rate	Increase $16 million	Increase $155 million
0.25 percentage point increase in discount rate	Decrease $15 million	Decrease $146 million
0.25 percentage point decrease in expected rate of return on assets	Increase $7 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $7 million	—

Fiscal 2013 net periodic pension expense for the Company’s pension plans is expected to be approximately $205 million as compared to $150 million for fiscal 2012. The increase is primarily related to higher amortization of deferred losses as a result of the change in the discount rate.

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

At June 30, 2012, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $147 million (including the Company’s non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $26 million at June 30, 2012.

Interest Rates

The Company’s current financing arrangements and facilities include approximately $15,455 million of outstanding fixed-rate debt and the New Credit Agreement, which carries variable interest. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. As of June 30, 2012, substantially all of the Company’s financial instruments with exposure to interest rate risk were denominated in U.S. dollars and had an aggregate fair value of approximately $18,300 million. The potential change in fair market value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $891 million at June 30, 2012.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity method affiliates and had an aggregate fair value of approximately $9,656 million as of June 30, 2012. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $8,690 million. Such a hypothetical decrease would result in a before tax decrease in comprehensive income of approximately $35 million, as any changes in fair value of the Company’s equity method affiliates are not recognized unless deemed other-than-temporary.

Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk at June 30, 2012 or June 30, 2011 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At June 30, 2012, the Company did not anticipate nonperformance by any of the counterparties.

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

Management, including the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of News Corporation’s internal control over financial reporting as of June 30, 2012, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of News Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of News Corporation’s Board of Directors.

Based on this assessment, management determined that, as of June 30, 2012, News Corporation maintained effective internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm who audited and reported on the Consolidated Financial Statements of News Corporation included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2012, has audited the Company’s internal control over financial reporting. Their report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of News Corporation:

We have audited News Corporation’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). News Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, News Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of News Corporation as of June 30, 2012 and 2011, and the related consolidated statements of operations, cash flows, and equity and other comprehensive income for each of the three years in the period ended June 30, 2012 and our report dated August 14, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New York, New York

August 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of News Corporation:

We have audited the accompanying consolidated balance sheets of News Corporation as of June 30, 2012 and 2011, and the related consolidated statements of operations, cash flows, and equity and other comprehensive income for each of the three years in the period ended June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of News Corporation at June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), News Corporation’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 14, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New York, New York

August 14, 2012

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the years ended June 30,
	2012	2011	2010
Revenues	$33,706	$33,405	$32,778
Operating expenses	(20,785)	(21,058)	(21,015)
Selling, general and administrative	(6,363)	(6,306)	(6,619)
Depreciation and amortization	(1,179)	(1,191)	(1,185)
Impairment and restructuring charges	(3,005)	(313)	(253)
Equity earnings of affiliates	730	462	448
Interest expense, net	(1,034)	(966)	(991)
Interest income	135	126	91
Other, net	7	18	69

Income from continuing operations before income tax expense	2,212	4,177	3,323
Income tax expense	(805)	(1,029)	(679)

Income from continuing operations	1,407	3,148	2,644
Loss on disposition of discontinued operations, net of tax	—	(254)	—

Net income	1,407	2,894	2,644
Less: Net income attributable to noncontrolling interests	(228)	(155)	(105)

Net income attributable to News Corporation stockholders	$1,179	$2,739	$2,539

Income from continuing operations attributable to News Corporation stockholders—basic and diluted	$0.47	$1.14	$0.97

Net income attributable to News Corporation stockholders—basic and diluted	$0.47	$1.04	$0.97

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of June 30,
	2012	2011
Assets:
Current assets:
Cash and cash equivalents	$9,626	$12,680
Receivables, net	6,608	6,330
Inventories, net	2,595	2,332
Other	619	442

Total current assets	19,448	21,784

Non-current assets:
Receivables	387	350
Investments	4,968	4,867
Inventories, net	4,596	4,198
Property, plant and equipment, net	5,814	6,542
Intangible assets, net	7,133	8,587
Goodwill	13,174	14,697
Other non-current assets	1,143	955

Total assets	$56,663	$61,980

Liabilities and Equity:
Current liabilities:
Borrowings	$273	$32
Accounts payable, accrued expenses and other current liabilities	5,405	5,773
Participations, residuals and royalties payable	1,691	1,511
Program rights payable	1,368	1,298
Deferred revenue	880	957

Total current liabilities	9,617	9,571

Non-current liabilities:
Borrowings	15,182	15,463
Other liabilities	3,650	2,908
Deferred income taxes	2,388	3,149

Redeemable noncontrolling interests	641	242

Commitments and contingencies

Equity:
Class A common stock (a)	15	18
Class B common stock (b)	8	8
Additional paid-in capital	16,140	17,435
Retained earnings and accumulated other comprehensive income	8,521	12,608

Total News Corporation stockholders’ equity	24,684	30,069
Noncontrolling interests	501	578

Total equity	25,185	30,647

Total liabilities and equity	$56,663	$61,980

(a)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,584,519,372 shares and 1,828,315,242 shares issued and outstanding, net of 1,775,983,637 and 1,776,534,202 treasury shares at par at June 30, 2012 and 2011, respectively.

(b)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 313,721,702 treasury shares at par at June 30, 2012 and 2011, respectively.

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the years ended June 30,
	2012	2011	2010
Operating activities:
Net income	$1,407	$2,894	$2,644
Loss on disposition of discontinued operations, net of tax	—	254	—

Income from continuing operations	1,407	3,148	2,644
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	1,179	1,191	1,185
Amortization of cable distribution investments	88	92	84
Equity earnings of affiliates	(730)	(462)	(448)
Cash distributions received from affiliates	466	310	317
Impairment charges (net of tax of $440 million, nil and $19 million, respectively)	2,368	168	181
Other, net	(7)	(18)	(69)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(642)	377	(282)
Inventories, net	(399)	(627)	(110)
Accounts payable and other liabilities	60	292	352

Net cash provided by operating activities	3,790	4,471	3,854

Investing activities:
Property, plant and equipment, net of acquisitions	(939)	(1,171)	(914)
Acquisitions, net of cash acquired	(542)	(831)	(143)
Investments in equity affiliates	(4)	(326)	(428)
Other investments	(411)	(322)	(85)
Proceeds from dispositions	475	403	1,257

Net cash used in investing activities	(1,421)	(2,247)	(313)

Financing activities:
Borrowings	—	2,471	1,027
Repayment of borrowings	(35)	(557)	(2,080)
Issuance of shares	167	12	24
Repurchase of shares	(4,589)	—	—
Dividends paid	(593)	(500)	(418)
Purchase of subsidiary shares from noncontrolling interests	(65)	(116)	—
Sale of subsidiary shares to noncontrolling interests	—	50	—
Other, net	—	—	2

Net cash (used in) provided by financing activities	(5,115)	1,360	(1,445)

Net (decrease) increase in cash and cash equivalents	(2,746)	3,584	2,096
Cash and cash equivalents, beginning of year	12,680	8,709	6,540
Exchange movement on opening cash balance	(308)	387	73

Cash and cash equivalents, end of year	$9,626	$12,680	$8,709

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY AND OTHER COMPREHENSIVE INCOME

(IN MILLIONS)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings and Accumulated Other Comprehensive Income	Total News Corporation Equity	Noncontrolling Interests (a)	Total Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2009	1,815	$18	799	$8	$17,354	$5,844	$23,224	$408	$23,632
Adjustment to opening balance (b)	—	—	—	—	—	563	563	—	563

Balance June 30, 2009—As Adjusted	1,815	18	799	8	17,354	6,407	23,787	408	24,195
Net income	—	—	—	—	—	2,539	2,539	96	2,635
Unrealized holding gains on securities, net of tax	—	—	—	—	—	49	49	—	49
Benefit plan adjustments	—	—	—	—	—	(208)	(208)	—	(208)
Foreign currency translation adjustments	—	—	—	—	—	(248)	(248)	1	(247)

Comprehensive income	—	—	—	—	—	2,132	2,132	97	2,229
Dividends declared	—	—	—	—	—	(353)	(353)	—	(353)
Shares issued	7	—	—	—	83	—	83	—	83
Change in value of redeemable noncontrolling interest and other	—	—	—	—	(29)	56	27	(77)	(50)

Balance, June 30, 2010	1,822	$18	799	$8	$17,408	$8,242	$25,676	$428	$26,104
Net income	—	—	—	—	—	2,739	2,739	131	2,870
Unrealized holding gains on securities, net of tax	—	—	—	—	—	88	88	—	88
Benefit plan adjustments	—	—	—	—	—	54	54	—	54
Foreign currency translation adjustments	—	—	—	—	—	1,893	1,893	14	1,907

Comprehensive income	—	—	—	—	—	4,774	4,774	145	4,919
Dividends declared	—	—	—	—	—	(396)	(396)	—	(396)
Shares issued	6	—	—	—	82	—	82	—	82
Change in value of redeemable noncontrolling interest and other	—	—	—	—	(55)	(12)	(67)	5	(62)

Balance, June 30, 2011	1,828	$18	799	$8	$17,435	$12,608	$30,069	$578	$30,647
Net income	—	—	—	—	—	1,179	1,179	153	1,332
Unrealized holding losses on securities, net of tax	—	—	—	—	—	(11)	(11)	—	(11)
Benefit plan adjustments	—	—	—	—	—	(511)	(511)	—	(511)
Foreign currency translation adjustments	—	—	—	—	—	(1,089)	(1,089)	(5)	(1,094)

Comprehensive (loss) income	—	—	—	—	—	(432)	(432)	148	(284)
Dividends declared	—	—	—	—	—	(455)	(455)	—	(455)
Shares (purchased) issued, net (c)	(243)	(3)	—	—	(1,471)	(2,867)	(4,341)	—	(4,341)
Change in value of redeemable noncontrolling interest and other	—	—	—	—	176	(333)	(157)	(225)	(382)

Balance, June 30, 2012	1,585	$15	799	$8	$16,140	$8,521	$24,684	$501	$25,185

(a)

Net income attributable to noncontrolling interests excludes $75 million, $24 million and $9 million relating to redeemable noncontrolling interests which is reflected in temporary equity for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. Foreign currency translation adjustments exclude nil, $1 million and $(3) million relating to redeemable noncontrolling interests for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. Other activity attributable to noncontrolling interests excludes $324 million, $(108) million and $(24) million relating to redeemable noncontrolling interests for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

(b)	See Note 2—Summary of Significant Accounting Policies.
(c)	Shares repurchased are retired.

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

News Corporation and its subsidiaries (together, “News Corporation” or the “Company”) is a Delaware corporation. News Corporation is a diversified global media company, which manages and reports its businesses in six segments: Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite (“DBS”) operators primarily in the United States, Latin America, Europe and Asia; Television, which principally consists of the broadcasting of network programming in the United States and the operation of 27 full power broadcast television stations, including 9 duopolies, in the United States (of these stations, 17 are affiliated with the Fox Broadcasting Company (“FOX”) and 10 are affiliated with Master Distribution Service, Inc. (“MyNetworkTV”) programming distribution service); Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production of original television programming worldwide; Direct Broadcast Satellite Television, which consists of the distribution of basic and premium programming services via satellite and broadband directly to subscribers in Italy; Publishing, which principally consists of the publication of newspapers in the United Kingdom, Australia and the United States as well as the provision of information services, the publication of English language books throughout the world and the publication of free-standing inserts and provision of in-store marketing products and services in the United States and Canada; and Other, which principally consists of the Company’s digital media properties and Amplify, the Company’s educational technology businesses.

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

The Company has an investment in Sky Deutschland AG (“Sky Deutschland”) which it considers a variable interest entity (“VIE”). The Company’s aggregate risk of loss related to this investment was approximately $515 million and $544 million as of June 30, 2012 and 2011, respectively, which consisted of debt and equity securities and a loan. (See Note 6—Investments)

The Company also has a consolidated investment in a VIE; however, the assets, liabilities, net income and cash flows attributable to this entity were not material to the Company in any of the periods presented.

The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2012 and fiscal 2010 included 52 weeks, while fiscal 2011 included 53 weeks with the 53rd week falling in the fourth fiscal quarter. All references to June 30, 2012, June 30, 2011 and June 30, 2010 relate to the twelve month periods ended July 1, 2012, July 3, 2011 and June 27, 2010, respectively. For convenience purposes, the Company continues to date its financial statements as of June 30.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications and adjustments

Certain fiscal 2011 and 2010 amounts have been reclassified to conform to the fiscal 2012 presentation. During the fourth quarter of 2012, the Company recorded an adjustment to eliminate a historical deferred tax liability related to a period prior to June 30, 2009. This adjustment resulted in a $563 million increase in retained earnings and a $563 million decrease in deferred tax liabilities as of July 1, 2009 from amounts previously reported. This adjustment had no effect on the consolidated statements of operations or cash flows for any of the periods presented.

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

The Company has receivables with original maturities greater than one year in duration principally related to the Company’s sale of program rights in the television syndication markets within the Filmed Entertainment segment. Allowances for credit losses are established against these non-current receivables as necessary. As of June 30, 2012 and 2011 these allowances were not material.

Receivables, net consist of:

	At June 30,
	2012	2011
	(in millions)
Total receivables	$7,981	$7,779
Allowances for returns and doubtful accounts	(986)	(1,099)

Total receivables, net	6,995	6,680
Less: current receivables, net	(6,608)	(6,330)

Non-current receivables, net	$387	$350

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Inventories

Filmed Entertainment Costs:

In accordance with ASC 926, “Entertainment—Films” (“ASC 926”), Filmed Entertainment costs include capitalized production costs, overhead and capitalized interest costs, net of any amounts received from outside investors. These costs, as well as participations and talent residuals, are recognized as operating expenses on an individual film or network series based on the ratio that fiscal 2012’s gross revenues bear to management’s estimate of total remaining ultimate gross revenues. Television production costs incurred in excess of the amount of revenue contracted for each episode in the initial market are expensed as incurred on an episode-by-episode basis. Estimates for initial syndication and basic cable revenues are not included in the estimated lifetime revenues of network series until such sales are probable. Television production costs incurred subsequent to the establishment of secondary markets are capitalized and amortized. Marketing costs and development costs under term deals are charged as operating expenses as incurred. Development costs for projects not produced are written-off at the earlier of the time the decision is made not to develop the story or after three years.

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

Programming Costs:

In accordance with ASC 920, “Entertainment—Broadcasters,” costs incurred in acquiring program rights or producing programs for the Television, Direct Broadcast Satellite Television and Cable Network Programming segments are capitalized and amortized over the license period or projected useful life of the programming. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing. Television broadcast network and original cable programming are amortized on an accelerated basis. The Company has single and multi-year contracts for broadcast rights of programs and sporting events. At the inception of these contracts and at least annually, the Company evaluates the recoverability of the unamortized costs associated therewith, using aggregate estimated advertising and other revenues directly attributable to the program material and related expenses. Where an evaluation indicates that a multi-year contract will result in an asset that is not recoverable, additional amortization is provided. The costs of national sports contracts at FOX are charged to expense based on the ratio of each period’s operating profits to estimated total remaining operating profit of the contract. Estimates of total operating profit can change and, accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material.

The costs of local and regional sports contracts for a specified number of events are amortized on an event-by-event basis while costs for local and regional sports contracts for a specified season are amortized over the season on a straight-line basis.

Other Inventories:

Inventories for other divisions are valued at the lower of cost or net realizable value. Cost is primarily determined by the first in, first out average cost method or by specific identification.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over an estimated useful life of 3 to 50 years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with the repair and maintenance of property are expensed as incurred. Changes in circumstances, such as technological advances or changes to the Company’s business model or capital strategy, could result in the actual useful lives differing from the Company’s estimates. In those cases where the Company determines that the useful life of buildings and equipment should be shortened, the Company would depreciate the asset over its revised remaining useful life, thereby increasing depreciation expense.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Television, Cable Network Programming and Direct Broadcast Satellite Television:

Advertising revenue is recognized as the commercials are aired. Subscriber fees received from multi-channel video programming distributors for cable network programming are recognized as revenue in the period services are provided. DBS subscription and pay-per-view revenues are recognized when programming is broadcast to subscribers, while fees for equipment rental are recognized as revenue on a straight-line basis over the contract period.

The Company classifies the amortization of cable distribution investments (capitalized fees paid to multi-channel video programming distributors to facilitate carriage of a cable network) against revenue in accordance with ASC 605-50, “Revenue Recognition—Customer Payments and Incentives”. The Company defers the cable distribution investments and amortizes the amounts on a straight-line basis over the contract period.

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

Multiple element arrangements

Revenues derived from a single sales contract that contains multiple products and services are allocated based on the relative selling price of each delivered item and recognized in accordance with the applicable revenue recognition criteria for the specific unit of accounting.

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

Advertising expenses

The Company expenses advertising costs as incurred, including advertising expenses for theatrical and television product in accordance with ASC 720-35, “Other Expenses—Advertising Cost.” Advertising expenses recognized totaled $2.4 billion, $2.7 billion and $2.5 billion for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

Translation of foreign currencies

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

Capitalization of interest

Interest cost on funds invested in major projects with substantial development and construction phases are capitalized until operations commence. Once operations commence, the interest costs are expensed as incurred. Capitalized interest is amortized over future periods on a basis consistent with that of the project to which it relates. Total interest capitalized was $42 million for the fiscal year ended June 30, 2012 and $44 million in both the fiscal years ended June 30, 2011 and 2010. Amortization of capitalized interest for the fiscal years ended June 30, 2012, 2011 and 2010 was $96 million, $56 million and $73 million, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Earnings per share

Basic earnings per share for the Class A common stock, par value $0.01 per share (“Class A Common Stock”), and Class B common stock, par value $0.01 per share (“Class B Common Stock”) is calculated by dividing Net income (loss) attributable to News Corporation stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding. Diluted earnings per share for Class A Common Stock and Class B Common Stock is calculated similarly, except that the calculation includes the dilutive effect of the assumed issuance of shares issuable under the Company’s equity based compensation plans.

Equity based compensation

The Company accounts for share-based payments in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. ASC 718 establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. (See Note 13—Equity Based Compensation).

Financial Instruments and Derivatives

ASC 815, “Derivatives and Hedging” (“ASC 815”), requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet at fair value as either an asset or a liability. (See Note 7—Fair Value) ASC 815 also requires that changes in the fair value of recorded derivatives be recognized currently in earnings unless specific hedge accounting criteria are met.

The carrying value of the Company’s financial instruments, including cash and cash equivalents and cost investments, approximate fair value. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. Derivative instruments embedded in other contracts, such as convertible debt securities and exchangeable securities, are separated into their host and derivative financial instrument components. The derivative component is recorded at its estimated fair value in the consolidated balance sheets with changes in estimated fair value recorded in Other, net in the consolidated statements of operations.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Recently Adopted and Recently Issued Accounting Guidance

Adopted

The Company accounts for programming rights for its multi-year U.S. national sports agreements in accordance with ASC 920. Under ASC 920, programming rights are carried at the lower of unamortized cost or estimated net realizable value. At the inception of these contracts, and at least annually, the Company evaluates the recoverability of the total remaining contract costs plus programming rights for each multi-year U.S. national sports agreement using estimated remaining revenues and expenses directly related to each agreement. If such evaluation indicates that an agreement would result in an ultimate loss, the programming rights would be written down to net realizable value. In addition, where the ultimate loss exceeds the recorded asset, an incremental liability would be recorded to currently recognize the estimated future loss.

In the first quarter of fiscal 2012, the Company voluntarily changed its method of recognizing losses on its multi-year U.S. national sports agreements by no longer accruing for estimated future losses. The Company will, however, continue to recognize programming rights at the lower of unamortized cost or estimated net realizable value in accordance with ASC 920. The Company believes that this method is preferable because the change will (1) align the Company’s policy with peer companies in the media industry; (2) result in better correspondence with the substance of the event being recognized as estimated future losses will no longer be recognized; and (3) limit the effect of judgment on any potential impairment loss because the impairment analysis, which involves significant judgment about future revenue and revenue allocations, will only affect programming rights recorded on the balance sheet. Retrospective application of the change in accounting policy had no effect on the consolidated financial statements of the Company for any of the periods presented.

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

In the fourth quarter of fiscal 2012, the Company adopted ASU 2011-09, “Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan” (“ASU 2011-09”). ASU 2011-09 requires enhanced qualitative and quantitative disclosures about an employer’s participation in multiemployer pension plans, including additional information about the plans, the level of an employer’s participation in the plans and the financial health of significant plans. ASU 2011-09 is retrospectively effective for the Company for the annual periods presented for the fiscal year ending June 30, 2012. The application of the amended accounting guidance resulted in additional financial statement disclosures.

Issued

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which requires an entity to present total comprehensive income, the components of net income and the components of other comprehensive income in either a single continuous

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

statement of comprehensive income or in two separate but consecutive statements. This provision was effective for the Company beginning July 1, 2012 and will be applied retrospectively. The Company does not expect the adoption of this standard will have a significant impact on its consolidated financial statements as it will only impact presentation.

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”), which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2011-08 is effective for the Company for annual and interim goodwill impairment tests performed beginning July 1, 2012. The Company is currently evaluating the impact ASU 2011-08 will have on its consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”), which permits an entity to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit’s indefinite-lived intangible asset is less than the asset’s carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that the fair value of a reporting unit’s indefinite-lived intangible asset is more likely than not greater than the asset’s carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2012-02 is effective for the Company for annual and interim indefinite-lived intangible asset impairment tests performed beginning July 1, 2013, however, early adoption is permitted. The Company is currently evaluating the impact ASU 2012-02 will have on its consolidated financial statements.

NOTE 3. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Fiscal 2012

Acquisitions

In December 2011, the Company acquired the 67% equity interest it did not already own in Fox Pan American Sports LLC (“FPAS”) for approximately $400 million. FPAS, an international sports programming and production entity, which owns and operates Fox Sports Latin America network, a Spanish and Portuguese-language sports network distributed to subscribers in certain Caribbean and Central and South American nations, and partially through its ownership in FPAS, a 53% interest in Fox Deportes, a Spanish-language sports programming service distributed in the United States. As a result of this transaction, the Company now owns 100% of FPAS and Fox Deportes. Accordingly, the results of FPAS are included in the Company’s consolidated results of operations beginning in December 2011.

The FPAS acquisition was accounted for in accordance with ASC 805, “Business Combinations” (“ASC 805”), which requires an acquirer to remeasure its previously held equity interest in an acquiree at its acquisition date fair value and recognize the resulting gain or loss in earnings. The carrying amount of the Company’s previously held equity interest in FPAS was revalued to fair value at the acquisition date, resulting in a non-taxable gain of approximately $158 million which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2012. In accordance with ASC 350, the excess purchase price preliminarily allocated to goodwill will not be amortized for the FPAS acquisition. The amount allocated to goodwill is subject to change pending the completion of final valuations of certain assets and liabilities. A future reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets could reduce future earnings as a result of additional amortization.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In May 2012, the Company acquired an approximate 23% interest in Latin America Pay Television (“LAPTV”), a partnership that distributes premium and basic television channels in Latin America, for approximately $64 million in cash. As a result of this transaction, the Company increased its interest in LAPTV to approximately 78% from the 55% it owned at June 30, 2011.

In June 2012, the Company entered into an agreement to acquire the remaining 50% interest in ESPN STAR Sports (“ESS”) it did not already own. ESS is the leading sports broadcaster in Asia. The acquisition is subject to regulatory clearances and other customary closing conditions. Once this transaction is completed, the Company will own 100% of ESS and will include the results of ESS in its consolidated results.

In July 2012, the Company acquired Thomas Nelson, Inc., one of the leading trade publishers in the United States, for approximately $200 million in cash.

Dispositions

In July 2011, the Company sold its majority interest in its outdoor advertising businesses in Russia and Romania (“News Outdoor Russia”) for cash consideration of approximately $360 million. In connection with the sale, the Company repaid $32 million of News Outdoor Russia debt. (See Note 10—Borrowings) The Company recorded a gain related to the sale of this business, which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2012. The gain on the sale and the net income, assets, liabilities and cash flow attributable to the News Outdoor Russia operations were not material to the Company in any of the periods presented and, accordingly, have not been presented separately.

In May 2012, the Company sold its former U.K. newspaper division headquarters located in East London, which it relocated from in August 2010, for consideration of approximately £150 million, of which £25 million was received on closing of the sale. The remaining £125 million is in the form of a secured note and the Company will receive £25 million on May 31, 2013, and annually thereafter until May 31, 2017. The Company recorded a loss of approximately $22 million on this transaction, which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2012.

Other

In July 2011, the Company announced that it would close its publication, The News of the World, after allegations of phone hacking and payments to public officials. As a result of management’s approval of the shutdown of The News of the World, the Company has reorganized portions of the U.K. newspaper business and has recorded restructuring charges in fiscal 2012 primarily for termination benefits and certain organizational restructuring at the U.K. newspapers. (See Note 4—Restructuring Programs) The Company is subject to several ongoing investigations by U.K. and U.S. regulators and governmental authorities, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is fully cooperating with these investigations. In addition, the Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. The Company has taken steps to solve the problems relating to The News of the World including the creation of an independently-chaired Management & Standards Committee (the “MSC”), which operates independently from NI Group Limited (“News International”) and has full authority to ensure complete cooperation with all relevant investigations and inquiries into The News of the World matters and all other related issues across News International. The MSC conducts its own internal investigation where appropriate. The MSC has an independent Chairman, Lord Grabiner QC, and reports directly to Gerson Zweifach, Senior Executive Vice President and Group General Counsel of the Company. Mr. Zweifach reports to the independent members of the Board of Directors (the “Board”) through their representative Viet Dinh, an independent director and Chairman of the Company’s

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Nominating and Corporate Governance Committee. The independent directors of the Board have retained independent outside counsel and are actively engaged in these matters. The MSC conducted an internal investigation of the three other titles at News International and engaged independent outside counsel to advise it on these investigations and all other matters it handles. News International has instituted governance reforms and issued certain enhanced policies to its employees. The Company has also engaged independent outside counsel to assist it in responding to U.S. governmental inquiries. (See Note 15—Commitments and Contingencies for a summary of the costs of The News of the World Investigations and Litigation.)

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

In June 2012, the Company announced that it intends to pursue the separation of its publishing and its media and entertainment businesses into two distinct publicly traded companies. The global media and entertainment company would consist of the Company’s cable and television assets, filmed entertainment, and direct satellite broadcasting businesses. The global publishing company that would be created through the proposed transaction would consist of the Company’s current publishing businesses, as well as its education division. Following the separation, each company would maintain two classes of common stock: Class A Common and Class B Common Voting Shares. The separation is expected to be completed in approximately one year. In addition to final approval from the Board of Directors and stockholder approval, the completion of the separation will be subject to receipt of regulatory approvals, opinions from tax counsel and favorable rulings from certain tax jurisdictions regarding the tax-free nature of the transaction to the Company and to its stockholders, further due diligence as appropriate, and the filing and effectiveness of appropriate filings with the U.S Securities and Exchange Commission (the “SEC”).

Fiscal 2011

In fiscal 2011, the Company acquired an additional interest in Asianet Communications Limited (“Asianet”), an Asian general entertainment television joint venture, for approximately $92 million in cash. As a result of this transaction, the Company increased its interest in Asianet to 75% from the 51% it owned at June 30, 2010.

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

In June 2011, the Company transferred the equity and related assets of Myspace to a digital media company in exchange for an equity interest in the acquirer. As a result of this transaction, the Company’s interest in the acquirer, which is not material, was recorded at fair value and is now accounted for under the cost method of accounting. The loss on this transaction was approximately $254 million, net of tax of $61 million, or ($0.10) per diluted share and was included in Loss on disposition of discontinued operations, net of tax in the consolidated statements of operations for the fiscal year ended June 30, 2011. The assets, liabilities and cash flow attributable to the Myspace operations were not material to the Company in any of the periods presented and, accordingly, have not been presented separately. Revenues and operating loss attributable to Myspace for the fiscal years ended June 30, 2011 and 2010 were as follows:

	For the years ended June 30,
	2011	2010
	(in millions)
Revenues	$108	$397
Operating loss	$(228)	$(84)

Fiscal 2010

During fiscal year 2010, the Company completed two transactions related to its financial indexes businesses:

The Company sold its 33% interest in STOXX AG (“STOXX”), a European market index provider, to its partners, Deutsche Börse AG and SIX Group AG, for approximately $295.8 million in cash. The Company was entitled to receive additional consideration if STOXX achieved certain revenue targets in calendar year 2010. These revenue targets were met and in June 2011, the Company received additional consideration of approximately $43 million which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2011.

The Company and CME Group Inc. (“CME”) formed a joint venture to operate a global financial index service business (the “Venture”), to which the Company contributed its Dow Jones Indexes business valued at $675 million. This represents the estimated exit price to sell the asset group based upon a third party valuation considering offers received from market participants interested in purchasing the business at $675 million (which included the Company’s agreement to provide to the Venture an annual media credit for advertising on the Company’s Dow Jones media properties averaging approximately $3.5 million a year for a ten year term). CME contributed a business to the Venture which provides certain market data services valued at $608 million. The Company and CME own 10% and 90% of the Venture, respectively. The Venture issued approximately $613 million in third-party debt due in March 2018 that has been guaranteed by CME (the “Venture Financing”). The

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Venture used the proceeds from the debt issuance to make a special distribution at the time of the closing of approximately $600 million solely to the Company. The Company agreed to indemnify CME with respect to any payments of principal, premium and interest that CME makes under its guarantee of the Venture Financing and certain refinancing of such debt. In the event the Company is required to perform under this indemnity, the Company will be subrogated to and acquire all rights of CME. The maximum potential amount of undiscounted future payments related to this indemnity was approximately $775 million at June 30, 2012. The Company has made a determination that there is no recognition of this potential future payment in the accompanying financial statements as the likelihood of the Company having to perform under this indemnity is not probable.

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

The Company recorded a combined loss of approximately $23 million on both of these transactions, which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2010. The combined loss of $23 million is comprised of the loss on the disposition of the Dow Jones Indexes business and a gain on the sale of the Company’s STOXX investment. The disposition of the Dow Jones Indexes business resulted in a loss of $76.7 million. The Company calculated the loss in accordance with ASC 810 as the fair value of the consideration received, which included cash and the Company’s 10% interest retained in the joint venture less a) the aggregate carrying amount of Dow Jones Indexes’ assets and liabilities and b) the 10-year annual media credit for advertising on News Corp’s Dow Jones media properties.

	For the year ended June 30, 2010
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

In fiscal 2012, CME and The McGraw-Hill Companies Inc. (“McGraw-Hill”) entered into an agreement to form a new index business joint venture (the “new Venture”). Under this agreement, CME contributed the Dow Jones Indexes business and McGraw-Hill contributed the S&P Indexes business. The Company, CME and McGraw-Hill own approximately 3%, 24% and 73% of the new Venture, respectively.

In December 2009, the Company entered into an agreement to transfer the equity and related assets of Photobucket to a mobile photo uploading platform in exchange for an equity interest in the acquirer and cash. A loss of approximately $32 million was recorded on this transaction and was included in Other, net in the

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NOTE 4. RESTRUCTURING PROGRAMS

Fiscal 2012

In fiscal 2012, the Company recorded restructuring charges of $197 million, of which $175 million related to the newspaper businesses. The Company commenced the reorganization of portions of the newspaper businesses and recorded restructuring charges primarily for termination benefits as a result of the shutdown of The News of the World, certain organizational restructurings at other newspapers and the shutdown of a regional newspaper.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in the program liabilities were as follows:

	One time termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, June 30, 2009	$65	$164	$8	$237
Additions	37	14	2	53
Payments	(68)	(24)	(4)	(96)
Other	(2)	—	—	(2)

Balance, June 30, 2010	$32	$154	$6	$192
Additions	47	96	2	145
Payments	(51)	(34)	(7)	(92)
Other	(1)	(9)	(1)	(11)

Balance, June 30, 2011	$27	$207	$—	$234
Additions	155	14	28	197
Payments	(114)	(36)	(15)	(165)
Other	(4)	—	(13)	(17)

Balance, June 30, 2012	$64	$185	$—	$249

The Company expects to record an additional $67 million of restructuring charges, principally related to accretion on facility termination obligations through fiscal 2021 and additional termination benefits related to the newspaper businesses. At June 30, 2012, restructuring liabilities of approximately $95 million and $154 million were included in the consolidated balance sheets in other current liabilities and other liabilities, respectively. Amounts included in other liabilities primarily relate to facility termination obligations, which are expected to be paid through fiscal 2021.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. INVENTORIES

The Company’s inventories were comprised of the following:

	As of June 30,
	2012	2011
	(in millions)
Programming rights	$4,285	$3,512
Books, DVDs, Blu-rays, paper and other merchandise	348	373
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	846	755
Completed, not released	135	31
In production	502	784
In development or preproduction	140	98

	1,623	1,668

Television productions:
Released (including acquired libraries)	561	617
In production	370	356
In development or preproduction	4	4

	935	977

Total filmed entertainment costs, less accumulated amortization (a)	2,558	2,645

Total inventories, net	7,191	6,530
Less: current portion of inventory, net (b)	(2,595)	(2,332)

Total noncurrent inventories, net	$4,596	$4,198

(a)

Does not include $397 million and $428 million of net intangible film library costs as of June 30, 2012 and 2011, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheets. (See Note 9—Goodwill and Other Intangible Assets for further details.)

(b)	Current inventory as of June 30, 2012 and 2011 is comprised of programming rights ($2,279 million and $1,995 million, respectively), books, DVDs, Blu-rays, paper and other merchandise.

As of June 30, 2012, the Company estimated that approximately 70% of unamortized filmed entertainment costs from the completed films are expected to be amortized during fiscal 2013 and approximately 91% of released filmed entertainment costs will be amortized within the next three fiscal years. During fiscal 2013, the Company expects to pay $1,027 million in accrued participation liabilities, which are included in Participations, residuals and royalties payable in the consolidated balance sheets. At June 30, 2012, acquired film and television libraries had remaining unamortized film costs of $75 million, which are generally amortized using the individual film forecast method over a remaining period of approximately 6-9 years.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6. INVESTMENTS

The Company’s investments were comprised of the following:

		Ownership Percentage	As of June 30,
			2012	2011
			(in millions)
Equity method investments:
British Sky Broadcasting Group plc (a)(b)	U.K. DBS operator	39%	$1,710	$1,532
NDS Group Limited	Digital technology company	49%	492	423
Sky Network Television Ltd. (a)(b)	New Zealand media company	44%	390	424
Sky Deutschland (a)	German pay-TV operator	49.9%	231	304
Other equity method investments		various	904	1,107
Fair value of available-for-sale investments (c)		various	561	652
Other investments		various	680	425

Total Investments			$4,968	$4,867

(a)

The market value of the Company’s investment in British Sky Broadcasting Group plc (“BSkyB”), Sky Deutschland and Sky Network Television Ltd., of $7,169 million, $1,409 million and $657 million at June 30, 2012, respectively, were valued using quoted market prices.

(b)

For the fiscal years ended June 30, 2012 and 2011, the Company received dividends from BSkyB of $257 million and $227 million, respectively, and from Sky Network Television Ltd. of $64 million and $19 million, respectively.

(c)

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

The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	As of June 30,
	2012	2011
	(in millions)
Cost basis of available-for-sale investments	$278	$269
Accumulated gross unrealized gain	305	383
Accumulated gross unrealized loss	(22)	—

Fair value of available-for-sale investments	$561	$652

Net deferred tax liability (a)	$108	$132

(a)	The net deferred tax liability includes $107 million and $113 million related to unrealized gains recorded in comprehensive income as of June 30, 2012 and 2011, respectively.

The Company reclassified gains from accumulated other comprehensive income to the consolidated statements of operations, based on the specific identification method, of nil during the fiscal years ended June 30, 2012 and 2011 and $3 million during the fiscal year ended June 30, 2010.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Equity Earnings of Affiliates

The Company’s share of the earnings of its equity affiliates was as follows:

	For the years ended June 30,
	2012	2011	2010
	(in millions)
DBS equity affiliates	$732	$305	$341
Cable channel equity affiliates	19	42	66
Other equity affiliates	(21)	115	41

Total Equity earnings of affiliates (a)	$730	$462	$448

(a)

The Company’s investment in several of its affiliates exceeded its equity in the underlying net assets by approximately $2 billion and $1.8 billion as of June 30, 2012 and 2011, respectively, which represented the excess cost over the Company’s proportionate share of its investments’ underlying net assets. This has been allocated between finite-lived intangible assets, indefinite-lived intangible assets and goodwill. The finite-lived intangible assets primarily represent trade names and subscriber lists with a weighted average useful life as of June 30, 2012 and 2011 of 13 and 14 years, respectively.

In accordance with ASC 350, the Company amortized $16 million and $14 million in fiscal 2012 and fiscal 2011, respectively, related to amounts allocated to finite-lived intangible assets. Such amortization is reflected in Equity earnings of affiliates.

BSkyB

During fiscal 2010, the Company announced that it had proposed to the board of directors of BSkyB, in which the Company currently has an approximate 39% interest, to make a cash offer for the BSkyB shares that the Company does not already own. On July 13, 2011, the Company announced that it no longer intended to make an offer for the BSkyB shares that the Company does not already own. As a result of the July 2011 announcement, the Company paid BSkyB a termination fee of approximately $63 million in accordance with a cooperation agreement between the parties. The termination fee was reflected in Other, net in the Company’s consolidated statements of operations for the fiscal year ended June 30, 2012.

In November 2011, BSkyB’s shareholders and board of directors authorized a share repurchase program. The Company entered into an agreement with BSkyB under which, following any market purchases of shares by BSkyB, the Company will sell to BSkyB sufficient shares to maintain its approximate 39% interest subsequent to those market purchases, for a price equal to the price paid by BSkyB in respect of the relevant market purchases. BSkyB began repurchasing shares as part of this share repurchase program during the second quarter of fiscal 2012. As a result, the Company received cash consideration of approximately $335 million during fiscal 2012 and recognized a gain of approximately $270 million which was included in Equity earnings of affiliates in the Company’s consolidated statements of operations for the fiscal year ended June 30, 2012.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company currently has the right to convert the bond from the second capital increase into 53.9 million underlying Sky Deutschland shares, subject to certain black-out periods. If not converted, the Company will have the option to redeem the bond for cash upon its maturity in January 2015. The convertible bond was separated into its host and derivative financial instrument components, both of which are recorded at their estimated fair value in Investments in the consolidated balance sheets. The change in estimated fair value of the derivative instrument of approximately $61 million was recorded in Other, net in the Company’s consolidated statements of operations for the fiscal year ended June 30, 2012. The change in estimated fair value of the host was not material for the fiscal year ended June 30, 2012.

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

Other

The Company currently has an approximate 19% interest in Rotana Holding FZ-LLC (“Rotana”), which operates a diversified film, television, audio, advertising and entertainment business across the Middle East and North Africa. The Company purchased half of this investment in fiscal 2010 for $70 million and then purchased the other half for two equal payments of $35 million made in fiscal 2011 and 2012. A significant stockholder of the Company, who owned approximately 7% of the Company’s Class B Common stock, owns a controlling interest in Rotana. The Company also has an option to sell its interest in Rotana in fiscal year 2015 at the higher of the price per share based on a bona fide sale offer or the original subscription price.

In August 2010, the Company increased its investment in Tata Sky Ltd. (“Tata Sky”) for approximately $88 million in cash. As a result of this transaction, the Company increased its interest in Tata Sky to approximately 30% from the 20% it owned at June 30, 2010.

In March 2012, the Company sold its 17% interest in Hathway Cable and Datacom Limited for approximately $71 million. The Company recorded a gain of approximately $23 million on this transaction which is included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2012.

In March 2012, the Company and funds advised by Permira Advisers LLP signed an agreement to sell NDS Group Limited (“NDS”) to Cisco Systems Inc. for approximately $5 billion, including the assumption of debt.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company owned approximately 49% of NDS. The transaction was completed in July 2012. The Company expects to record a gain on this transaction and will potentially utilize tax credits to offset a portion of the proceeds received.

In May 2012, FOXTEL, a cable and satellite television service in Australia, in which the Company currently owns a 25% interest, purchased Austar United Communications Ltd (“Austar”) to create a national subscription television service in Australia. The transaction was funded by FOXTEL bank debt and FOXTEL’s shareholders made pro-rata capital contributions in the form of subordinated shareholder notes based on their respective ownership interest. The Company’s share of the funding contribution was approximately $230 million. The subordinated shareholder note has a maximum term of 15 years, with interest payable on June 30th each year and at maturity. The subordinated shareholder note can be repaid in 10 years provided that FOXTEL’s senior debt has been repaid. Upon maturity, the principal advanced will be repayable.

In May 2012, the Company acquired a 17% interest in Bona Film Group (“Bona”), a film distributer in China, for approximately $70 million in cash. As a result of this transaction, the Company has significant influence and therefore, accounts for its investment in Bona under the equity method of accounting.

In June 2012, the Company made a conditional non-binding offer to acquire Consolidated Media Holdings Ltd. (“CMH”), a media investment company that operates in Australia, for approximately $2 billion. CMH has a 25% interest in FOXTEL and a 50% interest in Premier Media Group, a producer of sports channels, more commonly referred to as FOX Sports Australia. If the proposal is implemented, the Company would double its stakes in FOX Sports Australia and FOXTEL to 100% and 50%, respectively. The pre-conditions to the Company’s proposal include the board of CMH recommending the transaction to its shareholders, the completion of due diligence by the Company and final approval of the Company’s Board after regulatory approvals.

Impairments of cost method investments

The Company regularly reviews cost method investments for impairments based on criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold its investment until recovery and the investment’s financial strength and specific prospects. In the fiscal years ended June 30, 2012, 2011 and 2010, the Company wrote down certain cost method investments. The write-downs are reflected in Other, net in the consolidated statements of operations and were taken as a result of either the deteriorating financial position of the investee or due to a permanent impairment resulting from sustained losses and limited prospects for recovery. For the fiscal years ended June 30, 2012, 2011 and 2010, the write-downs were not material to the Company.

Summarized financial information

Summarized financial information for a significant equity affiliate, determined in accordance with Regulation S-X of the Securities and Exchange Acts of 1934, as amended, accounted for under the equity method was as follows:

	For the years ended June 30,
	2012	2011	2010
	(in millions)
Revenues	$10,754	$10,485	$9,341
Operating income	1,968	1,705	1,732
Income from continuing operations	1,435	1,205	1,387
Net income	1,435	1,287	1,387

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As of June 30,
	2012	2011
	(in millions)
Current assets	$3,573	$3,743
Non-current assets	6,045	5,850
Current liabilities	3,295	3,073
Non-current liabilities	3,875	3,869

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

The tables below present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair Value Measurements
	As of June 30, 2012
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities (a)	$561	$351	$210	$—
Derivatives (b)	17	—	17	—
Redeemable noncontrolling interests (c)	(641)	—	—	(641)

Total	$(63)	$351	$227	$(641)

	As of June 30, 2011
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities (a)	$652	$360	$292	$—
Liabilities
Derivatives (b)	(22)	—	(22)	—
Redeemable noncontrolling interests (c)	(242)	—	—	(242)

Total	$388	$360	$270	$(242)

(a)	See Note 6—Investments.
(b)	Represents derivatives associated with the Company’s foreign exchange forward contracts designated as hedges.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(c)

The Company accounts for the redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A because their exercise is outside the control of the Company and, accordingly, as of June 30, 2012 and 2011, has included the fair value of the redeemable noncontrolling interests in the consolidated balance sheets. The majority of redeemable noncontrolling interests recorded at fair value are put arrangements held by the noncontrolling interests in two of the Company’s majority-owned RSNs and in one of the Company’s Asian general entertainment television joint ventures.

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

Significant unobservable inputs used in the fair value measurement of the Company’s redeemable noncontrolling interests are EBITDA growth rates (3%-4% range) and discount rates (8%-9% range). Significant increases (decreases) in growth rates and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in growth rates and multiples, would result in a significantly higher (lower) fair value measurement.

The fair value of the redeemable noncontrolling interests in the RSNs were primarily determined by (i) applying a multiples-based formula that is intended to approximate fair value for one of the RSNs and (ii) using a discounted EBITDA valuation model, assuming a 9% discount rate for the other RSN. At June 30, 2012, the minority shareholder’s put right in one of the RSNs is currently exercisable.

The fair value of the redeemable noncontrolling interest in the Asian general entertainment television joint venture was determined using a market approach. At June 30, 2012, the minority shareholder’s put right is exercisable.

The remaining redeemable noncontrolling interest is currently not exercisable and is not material.

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the years ended June 30,
	2012	2011
	(in millions)
Beginning of period	$(242)	$(325)
Total gains (losses) included in net income	(75)	(24)
Total gains (losses) included in other comprehensive income	—	(1)
Issuance of redeemable noncontrolling interest	(273)	—
Other (a)	(51)	108

End of period	$(641)	$(242)

(a)

The redeemable noncontrolling interest in the Company’s majority-owned outdoor marketing subsidiary expired during fiscal 2011 and as a result, approximately $104 million was reclassified to noncontrolling interests as of June 30, 2011.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables, payables and cost investments, approximates fair value.

The aggregate fair value of the Company’s borrowings at June 30, 2012 was approximately $18,300 million compared with a carrying value of $15,455 million and, at June 30, 2011, was approximately $17,152 million compared with a carrying value of $15,495 million. Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market.

Foreign Currency Forward Contracts

The Company uses financial instruments designated as cash flow hedges primarily to hedge certain exposures to foreign currency exchange risks associated with the cost for producing or acquiring films and television programming abroad. The notional amount of foreign exchange forward contracts with foreign currency risk outstanding at June 30, 2012 and 2011 was $294 million and $766 million, respectively. As of June 30, 2012 and 2011, the fair values of the foreign exchange forward contracts of approximately $17 million and $(22) million, respectively, were recorded in the underlying hedged balances. The Company’s foreign currency forward contracts are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.

The effective changes in fair value of derivatives designated as cash flow hedges for the fiscal year ended June 30, 2012 of $58 million were recorded in accumulated other comprehensive income with foreign currency translation adjustments. The ineffective changes in fair value of derivatives designated as cash flow hedges were immaterial. Amounts are reclassified from accumulated other comprehensive income when the underlying hedged item is recognized in earnings. During the fiscal years ended June 30, 2012, 2011 and 2010, the Company reclassified gains (losses) of approximately $19 million, $(3) million and $(2) million, respectively, from other comprehensive income to net income. The Company expects to reclassify the cumulative change in fair value included in other comprehensive income within the next 24 months. Cash flows from the settlement of foreign exchange forward contracts offset cash flows from the underlying hedged item and are included in operating activities in the consolidated statements of cash flows.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company’s assets measured at fair value on a nonrecurring basis include investments, long-lived assets, indefinite-lived intangible assets and goodwill. The Company reviews the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually as of June 30 for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to be Level 3 measurements.

During the fourth quarter of fiscal 2012, the Company completed its annual impairment review of goodwill and indefinite-lived intangible assets. As a result of the impairment review performed, the Company recorded non-cash impairment charges of approximately $2.8 billion ($2.4 billion, net of tax) for the fiscal year ended June 30, 2012. The charges consisted of a write-down of the Company’s goodwill of approximately $1.5 billion and a write-down of the indefinite-lived intangible assets (primarily newspaper mastheads and distribution networks) of approximately $1.3 billion. The methods used to estimate the fair value measurements of impaired goodwill and indefinite-lived intangible assets included those based on the income approach (including the discounted cash flow and relief-from-royalty methods) and those based on the market approach (primarily the guideline public company method). Significant unobservable inputs utilized in the income approach valuation

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

methods were discount rates (ranging from 9.5%-12.5%), long-term growth rates (ranging from 0.5%-3.0%) and royalty rates (ranging from 2.0%-3.5%). Significant unobservable inputs utilized in the market approach valuation methods were EBITDA multiples from guideline public companies operating in similar industries and a control premium of 10%. The estimates of fair value are most sensitive to changes in the discount rate and EBITDA assumptions. (See Note 9 – Goodwill and Other Intangible Assets). Significant increases (decreases) in royalty rates, growth rates, control premium and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premium and multiples, would result in a significantly higher (lower) fair value measurement.

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk at June 30, 2012 or June 30, 2011 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At June 30, 2012, the Company did not anticipate nonperformance by any of the counterparties.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

	Useful Lives	As of June 30,
		2012	2011
		(in millions)
Land		$331	$374
Buildings and leaseholds	3 to 50 years	3,330	3,725
Machinery and equipment	3 to 30 years	8,297	8,493

		11,958	12,592
Less: accumulated depreciation and amortization		(6,499)	(6,487)

		5,459	6,105
Construction in progress		355	437

Total Property, plant and equipment, net		$5,814	$6,542

Depreciation and amortization related to property, plant and equipment was $989 million, $1,019 million and $994 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. This includes depreciation of set-top boxes in the Direct Broadcast Satellite Television segment of $221 million, $222 million and $189 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

Total operating lease expense was approximately $527 million, $556 million and $558 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying values of the Company’s intangible assets and related accumulated amortization were as follows:

	Intangible Assets Not Subject to Amortization						Amortizable Intangible Assets, Net			Total Intangible Assets, Net

	FCC Licenses	Distribution Networks	Publishing Rights & Imprints	Newspaper Mastheads	Other	Total	Film Library, Net (a)	Other Intangible Assets, Net (b)	Total
	(in millions)

Balance, June 30, 2011	$2,404	$754	$530	$2,219	$1,190	$7,097	$428	$1,062	$1,490	$8,587
Acquisitions	—	—	—	—	17	17	—	317	317	334
Foreign exchange	—	(3)	(6)	(65)	(1)	(75)	—	(6)	(6)	(81)
Amortization	—	—	—	—	—	—	(31)	(159)	(190)	(190)
Impairments	—	(353)	—	(947)	—	(1,300)	—	—	—	(1,300)
Dispositions	—	—	—	—	(160)	(160)	—	(4)	(4)	(164)
Adjustments	—	—	—	(37)	(6)	(43)	—	(10)	(10)	(53)

Balance, June 30, 2012	$2,404	$398	$524	$1,170	$1,040	$5,536	$397	$1,200	$1,597	$7,133

(a)	Net of accumulated amortization of $226 million and $195 million as of June 30, 2012 and 2011, respectively. The average useful life of the film library was 20 years.
(b)	Net of accumulated amortization of $722 million and $621 million as of June 30, 2012 and 2011, respectively. The average useful life of other intangible assets ranges from 3 to 25 years.

Amortization related to amortizable intangible assets, net was $190 million, $172 million and $191 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

Based on the current amount of amortizable intangible assets, net, the estimated amortization expense for each of the succeeding five fiscal years is as follows: 2013—$200 million; 2014—$191 million; 2015—$183 million; 2016—$163 million; and 2017—$130 million. These amounts may vary as acquisitions and disposals occur in the future and as purchase price allocations are finalized.

The changes in the carrying value of goodwill, by segment, are as follows:

	Cable Network Programming	Filmed Entertainment	Television	Direct Broadcast Satellite Television	Publishing	Other	Total Goodwill
	(in millions)

Balance, June 30, 2011	$6,226	$1,571	$1,909	$636	$3,493	$862	$14,697
Acquisitions	268	8	—	—	41	7	324
Foreign exchange movements	—	(12)	—	(82)	(100)	(9)	(203)
Dispositions	—	—	—	—	—	(117)	(117)
Impairments	—	—	—	—	(1,282)	(226)	(1,508)
Adjustments	—	(10)	—	—	—	(9)	(19)

Balance, June 30, 2012	$6,494	$1,557	$1,909	$554	$2,152	$508	$13,174

The carrying amount of goodwill at June 30, 2012 and 2011 included accumulated impairments, principally related to the Publishing segment, of $4.3 billion and $3.0 billion, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Annual Impairment Review

The Company’s goodwill impairment reviews are determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit by primarily using a discounted cash flow analysis and market-based valuation approach methodologies. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. The cash flows employed in the analyses are based on the Company’s estimated outlook and various growth rates have been assumed for years beyond the long-term business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators, such as comparable public company trading values. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment review is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment review is required to be performed to estimate the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. The implied fair value of the reporting unit’s goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Fiscal 2012

During the fourth quarter of fiscal 2012, the Company completed its annual impairment review of goodwill and indefinite-lived intangible assets. As a result of the impairment review performed, the Company recorded non-cash impairment charges of approximately $2.8 billion ($2.4 billion, net of tax) for the fiscal year ended June 30, 2012. The charges consisted of a write-down of the Company’s goodwill of approximately $1.5 billion and a write-down of the indefinite-lived intangible assets (primarily newspaper mastheads and distribution networks) of approximately $1.3 billion. These impairment charges were primarily the result of adverse trends affecting several businesses in the Company’s Publishing segment, including secular declines in the economic environment in Australia, a decline in in-store advertising spend by consumer packaged goods manufacturers in the U.S. and lower forecasted revenues from certain businesses utilizing various trade names owned by the Company’s newspaper operations. Australia, in particular, has experienced weakness in newspaper advertising reflecting a combination of a softening economy and declines in paid circulation. During the fourth quarter, the business announced a number of major new initiatives to extend the business into multi-platforms and to address these challenges. The charges also reflected the pending sale of certain businesses at values below their respective carrying values.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fiscal 2011

In fiscal 2011, the Company performed an interim impairment review of its Digital Media Group reporting unit’s goodwill as a result of lower than expected earnings and cash flows relative to the assumptions utilized in its fiscal 2010 annual impairment review, as well as the organizational restructuring at this reporting unit. As a result of the review performed, the Company recorded a non-cash goodwill impairment charge of $168 million in the fiscal year ended June 30, 2011.

Fiscal 2010

During the fourth quarter of fiscal 2010, the Company completed its annual impairment review of goodwill and indefinite-lived intangible assets. As part of the annual review process, the Company determined that it was more likely than not that its News Outdoor and Fox Mobile businesses, which are considered reporting units under ASC 350, would be sold or otherwise disposed. In connection with such disposal, the Company reviewed these businesses for impairment and recognized a non-cash impairment charge of $200 million in the fiscal year ended June 30, 2010. The impairment charge consisted of a write-down of finite-lived intangible assets of $52 million, a write-down of $137 million in goodwill and a write-down of fixed assets of $11 million. In accordance with ASC 360, the assets and liabilities of both News Outdoor and Fox Mobile were carried at their fair value, measured using the market value approach, as of June 30, 2010. The net income, assets, liabilities and cash flow attributable to the News Outdoor and Fox Mobile operations are not material to the Company in any of the periods presented and, accordingly, have not been presented separately. Fox Mobile was sold in fiscal 2011 and News Outdoor was sold in fiscal 2012. (See Note 3—Acquisitions, Disposals and Other Transactions)

Other than the impairments noted above, the Company determined that the goodwill and indefinite-lived intangible assets included in the consolidated balance sheets were not impaired.

NOTE 10. BORROWINGS

	Weighted average interest rate at June 30, 2012	Due date at June 30, 2012
			Outstanding
			As of June 30,
Description			2012	2011
			(in millions)
Bank Loans (a)			$—	$32
Public Debt
Senior notes issued under January 1993 indenture (b)	8.52%	2013 - 2034	2,016	2,024
Senior notes issued under March 1993 indenture (c)	6.80%	2014 - 2096	9,939	9,939
Senior notes issued under August 2009 indenture (d)	5.75%	2020 - 2041	3,500	3,500
Liquid Yield Option™ Notes (e)			—	—

Total public debt			15,455	15,463

Total borrowings			15,455	15,495
Less current portion			(273)	(32)

Long-term borrowings			$15,182	$15,463

(a)

In August 2006, the Company entered into a loan agreement with Raiffeisen Zentralbank Österreich AG, which was subsequently amended in September 2009. As of June 30, 2011, $32 million was outstanding under this loan agreement which was classified as current borrowings. The Company repaid this amount in July 2011 in connection with the sale of News Outdoor Russia. (See Note 3—Acquisitions, Disposals and Other Transactions).

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In February 2011, NAI completed a tender offer on a portion of the $500 million of 9.25% Senior Debentures due February 1, 2013 and retired, at a premium, an aggregate principal amount of approximately $227 million. The loss on early extinguishment of debt was approximately $36 million which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2011. The remaining principal of $273 million is included in Borrowings within current liabilities as of June 30, 2012.

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

In February 2011, NAI issued $1.0 billion of 4.50% Senior Notes due 2021 and $1.5 billion of 6.15% Senior Notes due 2041.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Original Currencies of Borrowings

Borrowings are payable in the following currencies:

	As of June 30,
	2012	2011
	(in millions)
United States Dollars	$15,302	$15,334
Australian Dollars	153	161

Total borrowings	$15,455	$15,495

The impact of foreign currency movements on borrowings during the fiscal year ended June 30, 2012 was approximately $(8) million.

Revolving Credit Agreement

In May 2012, the Company refinanced the $2.25 billion revolving credit agreement (“the Prior Credit Agreement”) with a new $2 billion unsecured revolving credit facility (the “New Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein (the “Lenders”), the initial issuing banks named therein, JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) and Citibank, N.A. (“Citibank”) as Co-Administrative Agents, JPMorgan Chase as Designated Agent and Bank of America, N.A. (“Bank of America”) as Syndication Agent. The New Credit Agreement has a sub-limit of $400 million (or its equivalent in Euros) available for the issuance of letters of credit and a maturity date of May 2017. Under the New Credit Agreement, the Company may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion and the Company may request that the maturity date be extended for up to two additional one-year periods. Borrowings are issuable in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. Fees under the New Credit Agreement will be based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current debt ratings, NAI pays a facility fee of 0.125% and an initial drawn cost of LIBOR plus 1.125%.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12. STOCKHOLDERS’ EQUITY

Preferred Stock and Common Stock

Under the News Corporation Restated Certificate of Incorporation, the Board is authorized to issue shares of preferred stock or common stock at any time, without stockholder approval, and to determine all the terms of those shares, including the following:

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

Any decision by the Board to issue preferred stock or common stock must, however, be taken in accordance with the Board’s fiduciary duty to act in the best interests of the Company’s stockholders. The Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2012, there were no shares of preferred stock issued or outstanding. The Board has the authority, without any further vote or action by the stockholders, to issue preferred stock in one or more series and to fix the number of shares, designations, relative rights (including voting rights), preferences, qualifications and limitations of such series to the full extent permitted by Delaware law.

The Company has two classes of common stock that are authorized and outstanding, non-voting Class A Common Stock and voting Class B Common Stock.

As of June 30, 2012, there were approximately 42,000 holders of record of shares of Class A Common Stock and 1,200 holders of record of Class B Common Stock.

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

Dividends

	For the years ended June 30,
	2012	2011	2010
Cash dividend paid per share	$0.180	$0.150	$0.135

Subsequent to June 30, 2012, the Company declared a dividend of $0.085 per share on both the Class A Common Stock and the Class B Common Stock in the three months ended September 30, 2012, which is payable on October 17, 2012. The record date for determining dividend entitlements is September 12, 2012.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock Repurchase Program

The Board had previously authorized a total stock repurchase program of $6 billion with a remaining authorized amount under the program of approximately $1.8 billion, excluding commissions as of June 30, 2011. In July 2011, the Company announced that the Board had authorized increasing the total amount of the stock repurchase program remaining by approximately $3.2 billion to $5 billion.

In May 2012, the Company announced that the Board approved a $5 billion increase to the Company’s stock repurchase program for the repurchase of Class A Common Stock.

The remaining authorized amount under the Company’s stock repurchase program at June 30, 2012, excluding commissions, was approximately $5.4 billion.

The program may be modified, extended, suspended or discontinued at any time.

Temporary Suspension of Voting Rights Affecting Non-U.S. Stockholders

On April 18, 2012, the Company announced that in order to ensure compliance with U.S. law, it has suspended 50% of the voting rights of the Class B Common Stock held by stockholders who are not U.S. citizens (“Non-U.S. Stockholders”). This suspension of voting rights was immediately effective and will remain in place for as long as the Company deems it necessary to maintain compliance with applicable U.S. law, which states that no broadcast station licensee may be owned by a corporation if more than 25% of that corporation’s stock was owned or voted by Non-U.S. Stockholders. The Company had determined that as of April 18, 2012 approximately 36% of the Company’s Class B Common Stock was owned by Non-U.S. Stockholders, and the combined ownership of Class A Common Stock and Class B Common Stock by Non-U.S. Stockholders is approximately 22% of the combined outstanding shares of Class A Common Stock and Class B Common Stock. The Company owns broadcast station licensees in connection with its ownership and operation of 27 U.S. television stations. However, the suspension will not apply in connection with any vote on any matter on which holders of Class A Common Stock shall be entitled to vote together with holders of Class B Common Stock as described in the Company’s Restated Certificate of Incorporation. The suspension will not impact the rights of Non-U.S. Stockholders of Class B Common Stock to receive dividends and distributions.

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

NOTE 13—EQUITY BASED COMPENSATION

News Corporation 2005 Long-Term Incentive Plan

The Company has adopted the News Corporation 2005 Long-Term Incentive Plan (the “2005 Plan”), as amended, under which equity based compensation, including stock options, performance stock units (“PSUs”), restricted stock, restricted stock units (“RSUs”) and other types of awards, may be granted. The Company’s

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

employees and directors are eligible to participate in the 2005 Plan. The Compensation Committee of the Board (the “Compensation Committee”) determines the recipients, type of award to be granted and amounts of awards to be granted under the 2005 Plan. Stock options awarded under the 2005 Plan will be granted at exercise prices which are equal to or exceed the market price at the date of grant. The 2005 Plan replaced the News Corporation 2004 Stock Option Plan under which no additional stock options will be granted. The maximum number of shares of Class A Common Stock that may be issued under the 2005 Plan is 165 million shares. At June 30, 2012, the remaining number of shares available for issuance under the 2005 Plan was approximately 108 million. However, a maximum of 26 million shares may be issued in connection with awards of restricted stock, RSUs and PSUs. The Company will issue new shares of Class A Common Stock upon exercises of stock options or vesting of stock-settled RSUs and PSUs.

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

Performance Stock Units

PSUs are fair valued on the date of grant and expensed using a straight-line method as the awards cliff vest at the end of the three year performance period. The Company also estimates the number of shares expected to vest which is based on management’s determination of the probable outcome of the performance condition, which requires considerable judgment. The Company records a cumulative adjustment in periods that the Company’s estimate of the number of shares expected to vest changes. Additionally, the Company ultimately adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. The number of shares that will be issued upon vesting of PSUs can range from 0% to 200% (certain executives are limited to 150%) of the target award, based on the Company’s three-year total shareholder return (“TSR”) as measured against the three-year TSR of the companies that comprise the Standard and Poor’s 500 Index (excluding financial and energy sector companies) and other performance measures. The fair value of the PSUs is determined using a Monte Carlo simulation model.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The PSUs were awarded under the Company’s 2005 Long-Term Incentive Plan. In fiscal 2012 and 2011, a total of 9.1 million and 1.8 million target PSUs were granted, respectively, of which 6.9 million and nil, respectively, will be settled in shares of Class A Common Stock.

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

During the fiscal years ended June 30, 2012, 2011 and 2010, 6.7 million, 13.4 million and 6.0 million RSUs were granted, respectively, which primarily vest over four years. Outstanding RSUs as of June 30, 2012 are payable in shares of the Class A Common Stock, upon vesting, except for approximately 1.5 million RSUs outstanding that will be settled in cash. RSUs granted to executive directors and certain awards granted to employees in certain foreign locations are settled in cash. During the fiscal years ended June 30, 2012, 2011 and 2010, approximately 1,189,000, 1,630,000 and 2,352,000 cash-settled RSUs vested, respectively. Cash paid for vested cash-settled RSUs was approximately $19 million, $22 million and $24 million in the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

Certain executives, who are not named executive officers of the Company, responsible for various business units within the Company had the opportunity to earn a grant of RSUs under the 2005 Plan in fiscal 2012, 2011 and 2010. These awards (the “Performance Awards”) were conditioned upon the attainment of pre-determined operating profit goals for fiscal 2012, 2011 and 2010 by the executive’s particular business unit. If the actual fiscal 2012, 2011 and 2010 operating profit of the executive’s business unit as compared to its pre-determined target operating profit for the fiscal year was within a certain performance goal range, the executive was entitled to receive a grant of RSUs pursuant to a Performance Award. To the extent that it was determined that the business unit’s actual fiscal 2012, 2011 and 2010 operating profit fell within the performance goal range for that fiscal year, the executive received a percentage of his or her annualized base salary, ranging from 0% to 100%, in time-vested RSUs representing shares of Class A Common Stock. The RSUs are generally payable in shares of Class A Common Stock upon vesting and are subject to the participants’ continued employment with the Company.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the activity related to the Company’s RSUs and target PSUs to be settled in stock (RSUs and PSUs in thousands):

	Fiscal 2012		Fiscal 2011		Fiscal 2010
	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value
RSUs and PSUs
Unvested units at beginning of the year	13,377	$13.04	10,803	$13.43	13,941	$15.46
Granted	13,389	15.12	11,599	13.54	5,147	10.03
Vested (a)	(7,859)	13.06	(8,569)	14.20	(7,711)	14.86
Cancelled	(710)	14.44	(456)	13.22	(574)	13.05

Unvested units at the end of the year (b)	18,197	$14.51	13,377	$13.04	10,803	$13.43

(a)	The fair value of the Company’s RSUs that vested during the fiscal years ended June 30, 2012, 2011 and 2010 was approximately $132 million, $117 million and $86 million, respectively.
(b)	The intrinsic value of unvested RSUs and target PSUs at June 30, 2012 was approximately $400 million.

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

Other

The Company operates employee share ownership schemes in the United Kingdom and Ireland. These plans enable employees to enter into fixed-term savings contracts with independent financial institutions linked to an option for Class A Common Stock. The savings contracts can range from three to seven years with an average expected life of four years. For the three years ended June 30, 2012, the Company did not grant any stock options under this scheme.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes information about the Company’s stock option transactions for all the Company’s stock option plans (options in thousands):

	Fiscal 2012			Fiscal 2011			Fiscal 2010
	Options	Weighted average exercise price		Options	Weighted average exercise price		Options	Weighted average exercise price
		(in US$)	(in A$)		(in US$)	(in A$)		(in US$)	(in A$)
Outstanding at the beginning of the year	32,587	$11.78	$19.85	45,121	$13.56	$22.99	80,536	$16.38	$26.80
Exercised	(9,857)	9.15	16.08	(938)	10.17	16.02	(2,082)	12.23	22.35
Cancelled	(10,988)	13.57	24.31	(11,596)	18.84	32.38	(33,333)	20.45	32.24

Outstanding at the end of the year (a)	11,742	$12.31	$18.84	32,587	$11.78	$19.85	45,121	$13.56	$22.99

Vested and unvested expected to vest at June 30, 2012	11,742
Exercisable at the end of the year	11,379			31,586			43,764

(a)	The intrinsic value of options outstanding at June 30, 2012 and 2011 was $39 million and $11 million, respectively. The intrinsic value of options outstanding for fiscal 2010 was not material.

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

At June 30, 2012, 1,625,000 of the SARs were vested and exercisable. No SARs have been issued since fiscal 2005.

The following table summarizes information about the Company’s stock option transactions (options in thousands):

Tranches	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Exercisable Options	Weighted Average Exercise Price
(in US$)		(in US$)			(in US$)
$3.72	2	$3.72	0.46	2	$3.72
$6.83 to $8.83	2,226	8.63	0.45	1,927	8.81
$10.40 to $15.58	9,219	13.01	1.20	9,157	13.00
$16.91 to $18.36	295	18.20	1.57	293	18.20

	11,742	$12.31		11,379	$12.42

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the Company’s equity-based compensation:

	For the years ended June 30,
	2012	2011	2010
	(in millions)
Equity-based compensation	$228	$175	$149

Cash received from exercise of equity-based compensation	$147	$12	$24

Total intrinsic value of stock options exercised	$34	$2	$1

At June 30, 2012, the Company’s total compensation cost related to non-vested stock options, RSUs and PSUs not yet recognized for all plans presented was approximately $184 million and is expected to be recognized over a weighted average period between one and two years.

The Company recognized a tax benefit (expense) on vested RSUs and stock options exercised of $20 million, $(1) million and $(10) million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

At June 30, 2012 and 2011, the liability for cash-settled awards was approximately $119 million and $58 million, respectively.

NOTE 14. RELATED PARTIES

Director transactions

The Company had engaged, prior to May 2010, Mrs. Wendi Murdoch, the wife of Mr. K.R. Murdoch, the Company’s Chairman and Chief Executive Officer, to provide strategic advice for the development of the Myspace business in China. No amounts were paid to Mrs. Murdoch in the fiscal years ended June 30, 2012 and 2011. The fees paid to Mrs. Murdoch pursuant to this arrangement were $92,000 in fiscal 2010. Prior to fiscal 2012, Mrs. Murdoch was a Director of Myspace China Holdings Limited, a joint venture in which the Company owns an equity interest.

Freud Communications, which is controlled by Matthew Freud, Mr. K.R. Murdoch’s son-in-law, provided external support to certain press and publicity activities of the Company during fiscal years 2012, 2011, and 2010. The fees paid by the Company to Freud Communications were approximately $195,000, $202,000 and $350,000 in fiscal years ended June 30, 2012, 2011 and 2010, respectively. At June 30, 2012, there were no outstanding amounts due to or from Freud Communications.

Shine was controlled by Ms. Elisabeth Murdoch, the daughter of Mr. K.R. Murdoch through April 2011. In April 2011, the Company acquired Shine. (See Note 3—Acquisitions, Disposals and Other Transactions for further discussion) Prior to the acquisition, through the normal course of business, certain subsidiaries of the Company entered into various production and distribution arrangements with Shine. Pursuant to these arrangements, the Company paid Shine an aggregate of approximately $4.1 million in the period from July 1, 2010 through the date of acquisition and approximately $11.9 million in the fiscal year ended June 30, 2010. As of the acquisition date, transactions with Shine are eliminated in consolidation.

Mr. Mark Hurd was a Director of the Company until October 2010 and was Chief Executive Officer of Hewlett-Packard Company (“HP”) until August 6, 2010. Through the normal course of business, HP sells certain

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

equipment and provides services to the Company and its subsidiaries pursuant to a worldwide agreement entered into by the Company and HP in August 2007. Pursuant to this agreement, the Company paid HP approximately $55 million in the fiscal year ended June 30, 2010.

Mr. Stanley Shuman, Director Emeritus, and Mr. Kenneth Siskind, son of Mr. Arthur M. Siskind, who is a Director and Senior Advisor to the Chairman, are Managing Directors of Allen & Company LLC, a U.S. based investment bank, which provided investment advisory services to the Company. Total fees paid to Allen & Company LLC were nil, $13.6 million and nil in fiscal 2012, 2011 and 2010, respectively.

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

	For the years ended June 30,
	2012	2011	2010
	(in millions)
Related party revenue, net of expense	$465	$546	$503

The following table sets forth the amount of accounts receivable due from and payable to related parties outstanding on the consolidated balance sheets:

	As of June 30,
	2012	2011
	(in millions)
Accounts receivable from related parties	$283	$247
Accounts payable to related parties	323	296

Rotana

The Company currently has an approximate 19% interest in Rotana Holding FZ-LLC (“Rotana”), which operates a diversified film, television, audio, advertising and entertainment business across the Middle East and North Africa. The Company purchased half of this investment in fiscal 2010 for $70 million and then purchased the other half for two equal payments of $35 million made in fiscal 2011 and 2012. A significant stockholder of the Company, who owned approximately 7% of the Company’s Class B Common stock, owns a controlling interest in Rotana. The Company also has an option to sell its interest in Rotana in fiscal year 2015 at the higher of the price per share based on a bona fide sale offer or the original subscription price.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15. COMMITMENTS AND CONTINGENCIES

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2012:

	As of June 30, 2012
	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)

Contracts for capital expenditure	$243	$191	$41	$11	$—
Operating leases (a)
Land and buildings	2,558	363	652	553	990
Plant and machinery	1,423	239	371	309	504
Other commitments
Borrowings	15,455	273	903	600	13,679
Sports programming rights (b)	36,309	3,367	7,295	5,725	19,922
Entertainment programming rights	3,927	1,466	1,395	856	210
Other commitments and contractual obligations (c)	3,729	1,061	1,204	505	959

Total commitments, borrowings and contractual obligations	$63,644	$6,960	$11,861	$8,559	$36,264

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

	As of June 30, 2012
		Amount of Guarantees Expiration Per Period
Contingent guarantees:	Total Amounts Committed	1 year	2 - 3 years	4 - 5 years	After 5 years
	(in millions)
Sports programming rights (d)	$450	$65	$385	$—	$—
Indemnity (e)	774	27	54	54	639
Letters of credit and other	158	158	—	—	—

	$1,382	$250	$439	$54	$639

(a)

The Company leases transponders, office facilities, warehouse facilities, printing plants, equipment and microwave transmitters used to carry broadcast signals. These leases, which are classified as operating leases, expire at certain dates through fiscal 2090.

(b)	Under the Company’s contract with NFL, remaining future minimum payments for program rights to broadcast certain football games are payable over the remaining term of the contract through fiscal 2022.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Under the Company’s contract with the Board of Control for Cricket in India (“BCCI”), remaining future minimum payments for program rights to broadcast international and domestic cricket matches and series are payable over the remaining term of the contract through fiscal 2018.

In addition, the Company has certain other local sports broadcasting rights.

(c)	Primarily includes obligations relating to third party printing contracts, television rating services and paper purchase obligations.
(d)

ESPN STAR Sports, a joint-venture in which the Company owns a 50% equity interest, entered into an agreement for global programming rights to International Cricket Council Events. Under the terms of the agreement, the Company and the other joint-venture partner have jointly guaranteed the programming rights obligation.

Additionally, under the terms of the agreement with BCCI, the Company was required to obtain a bank guarantee covering the programming rights obligation.

(e)

In connection with the transaction related to the Dow Jones financial index businesses, the Company agreed to indemnify CME with respect to any payments of principal, premium and interest CME makes under its guarantee of the venture financing. (See Note 3—Acquisitions, Disposals and Other Transactions for further discussion of this transaction)

In accordance with ASC 715, the total accrued benefit liability for pension and other postretirement benefit plans recognized as of June 30, 2012 was approximately $1.5 billion. (See Note 16—Pensions and Other Postretirement Benefits) This amount is affected by, among other items, statutory funding levels, changes in plan demographics and assumptions and investment returns on plan assets. Because of the current overall funded status of the Company’s material plans, the accrued liability does not represent expected near-term liquidity needs and, accordingly, this amount is not included in the contractual obligations table.

Contingencies

Intermix

The Company acquired Intermix Media, Inc. (“Intermix”) on September 30, 2005 and as a result of that transaction, several lawsuits were filed against Intermix, the board of directors of Intermix, officers of Intermix and certain investors. These cases have either been settled for immaterial amounts or have been dismissed. On October 2010, the parties agreed to a settlement of the final outstanding class action. In March 2012, the court entered an order approving the settlement. Thereafter, two notices of appeal were filed. One appeal was dismissed as untimely, and the other was dismissed because the appellant did not pay the required fees. The Company recognized the terms of this settlement in its results of operations in fiscal 2011 and the amounts recognized were not material to the Company.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Shareholder Litigation

Delaware

On March 16, 2011, a complaint seeking to compel the inspection of the Company’s books and records pursuant to 8 Del. C. § 220, captioned Central Laborers Pension Fund v. News Corporation, was filed in the Delaware Court of Chancery. The plaintiff requested the Company’s books and records to investigate alleged possible breaches of fiduciary duty by the directors of the Company in connection with the Company’s purchase of Shine (the “Shine Transaction”). The Company moved to dismiss the action. On November 30, 2011, the court issued an order granting the Company’s motion and dismissing the complaint. The plaintiff filed a notice of appeal on December 13, 2011. The Delaware Supreme Court heard argument on the fully-briefed appeal on April 18, 2012 and issued a decision on May 29, 2012 in which it affirmed the Court of Chancery’s dismissal of the complaint.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The defendants filed a motion to dismiss the Second Amended Complaint. The hearing on the defendants’ fully-briefed motion to dismiss was postponed to allow further briefing by plaintiffs after the Cohen Litigation, which is defined and described below, was consolidated with the Consolidated Action.

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

On June 18, 2012, the plaintiffs in the Consolidated Action filed a Verified Third Amended Consolidated Shareholder Derivative Complaint (the “Third Amended Complaint”). The Third Amended Complaint alleges claims against director defendants for breach of fiduciary duty arising from the Shine Transaction; against Rupert Murdoch for breach of fiduciary duty as the purported controlling shareholder of the Company in connection with the Shine Transaction; against director defendants for breach of fiduciary duty arising from their purported failure to investigate illegal conduct in the NoW Matter and allegedly permitting the Company to engage in a cover up; against certain defendants for breach of fiduciary duty in their capacity as officers arising from a purported failure to investigate illegal conduct in the NoW Matter and allegedly permitting the Company to engage in a cover up; and against James Murdoch for breach of fiduciary duty for allegedly engaging in a cover up related to the NoW Matter. The class action claim asserted in the Second Amended Complaint pertaining to the buyback of Common B shares and the relief related to that claim were removed. The Third Amended Complaint seeks a declaration that the defendants violated their fiduciary duties, damages, pre- and post-judgment interest, fees and costs.

On July 18, 2012, the defendants renewed their postponed motion to dismiss in the Consolidated Action, and in support thereof, they filed supplemental briefing directed towards the allegations of the Third Amended Complaint. Plaintiffs’ response is due on August 8, 2012, and the hearing date is set for September 19, 2012.

On May 30, 2012, a purported stockholder of the Company filed a class action lawsuit in the Delaware Court of Chancery on behalf of all non-U.S. stockholders of the Company’s Class B shares, captioned Första Ap-Fonden v. News Corporation, et al. The plaintiff alleges that, by temporarily suspending 50% of the voting rights of the Class B shares held by non-U.S. stockholders to remain in compliance with U.S. governing broadcast licenses (the “Suspension”), the Company and the Board violated the Company’s charter and the General Corporation Law of the State of Delaware (“DGCL”) and the directors breached their fiduciary duties, both in approving the Suspension and in failing to monitor the Company’s ownership by non-U.S. stockholders. The complaint named as defendants the Company and all directors of the Company at the time of the Suspension. The complaint sought a declaration that the defendants violated the Company’s charter and the DGCL, a declaration that the directors breached their fiduciary duties, a declaration that the Suspension is invalid

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and unenforceable, an injunction of the Suspension, damages, fees, and costs. On June 11, 2012, the defendants filed an opening brief in support of a motion to dismiss the complaint in its entirety. On August 2, 2012, the plaintiff filed a Verified Amended and Supplemented Class Action Complaint (the “Amended and Supplemented Complaint”). The Amended and Supplemented Complaint seeks a declaration that the defendants violated the Company’s charter and the DGCL, a declaration that the directors breached their fiduciary duties, a declaration that the Suspension is invalid and unenforceable, an injunction of the Suspension, a declaration that non-U.S. stockholders of the Company’s Class B shares are entitled to vote all of their shares on the Proposed Separation Transaction, damages, fees, and costs. The Company and its directors believe that the plaintiff’s claims are entirely without merit and intend to vigorously defend this action.

Southern District of New York

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On August 10, 2011, a purported shareholder of the Company filed a derivative action captioned Iron Workers Mid-South Pension Fund v. Murdoch, et al. (“Iron Workers Litigation”), in the United States District Court for the Southern District of New York. The plaintiff brought claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment and alleged violations of Section 14(a) of the Securities Exchange Act in connection with the NoW Matter. The action names as defendants the Company, Les Hinton, Rebekah Brooks and the directors of the Company. The plaintiff seeks various forms of relief including compensatory damages, voiding the election of the director defendants, an order requiring the Company to take certain specified corporate governance actions, injunctive relief, restitution, fees and costs.

The Wilder Litigation, the Stricklin Litigation and the Iron Workers Litigation are all now before the judge in the Shields Litigation. On November 21, 2011, the court issued an order setting a briefing schedule for the defendants’ motion to stay the Stricklin Litigation, the Iron Workers Litigation and the Shields Litigation pending the outcome of the consolidated action pending in the Delaware Court of Chancery. On December 8, 2011, the defendants and the Company, as a nominal defendant, served their motion to stay. Opposition briefs were served by Stricklin, Iron Workers and Shields. Reply briefs in support of the motion to stay were filed on January 24, 2012. No hearing date is set. In the Wilder Litigation, on June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff and Robbins Geller Rudman & Dowd as lead counsel. Thereafter, on July 3, 2012, the court issued an order providing that (i) an amended consolidated complaint shall be filed by July 31, 2012; (ii) answers and/or motions to dismiss have to be filed September 14, 2012; and (iii) if motions to dismiss are filed, opposition briefs are due by October 26, 2012 with reply briefs filed by November 16, 2012. Avon filed an amended consolidated complaint on July 31, 2012.

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

The Company is not able to predict the ultimate outcome or cost associated with these investigations. Violations of law may result in civil, administrative or criminal fines or penalties. The Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. As of June 30, 2012, the Company has provided for its best estimate of the liability for the claims that have been filed. The Company has announced a process under which parties can pursue claims against the Company, and management believes that it is probable that additional claims will be filed. It is not possible to estimate the liability for such additional claims given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision for such matters. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could affect the Company’s results of operations and financial condition. The Company incurred $224 million in legal and professional fees related to The News of the World investigations and litigation described above and costs for related civil settlements for the fiscal year ended June 30, 2012, which were included in Selling, general and administrative expenses in the Company’s consolidated statements of operations.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

HarperCollins

Commencing on August 9, 2011, twenty-nine purported consumer class actions have been filed in the U.S. District Courts for the Southern District of New York and for the Northern District of California, which relate to the decisions by certain publishers, including HarperCollins Publishers L.L.C. (“HarperCollins”), to begin selling their eBooks pursuant to an agency relationship. The cases all involve allegations that certain named defendants in the book publishing and distribution industry, including HarperCollins, violated the antitrust and unfair competition laws by virtue of the switch to the agency model for eBooks. The actions seek as relief treble damages, injunctive relief and attorneys’ fees. The Judicial Panel on Multidistrict Litigation has transferred the various class actions to the Honorable Denise L. Cote in the Southern District of New York. On January 20, 2012, plaintiffs filed a consolidated amended complaint, again alleging that certain named defendants, including HarperCollins, violated the antitrust and unfair competition laws by virtue of the switch to the agency model for eBooks. Defendants filed a motion to dismiss on March 2, 2012. On May 15, 2012, Judge Cote denied defendants’ motion to dismiss. On June 22, 2012, Judge Cote held a status conference to address discovery and scheduling issues. On June 25, 2012, Judge Cote issued a scheduling order for the multi-district litigation going forward. Additional information about In re MDL Electronic Books Antitrust Litigation, Civil Action No. 11-md-02293 (DLC), can be found on Public Access to Court Electronic Records (PACER). While it is not possible to predict with any degree of certainty the ultimate outcome of these class actions, HarperCollins believes it was compliant with applicable antitrust and competition laws.

Following an investigation, on April 11, 2012, the Department of Justice (the “DOJ”) filed an action in the U.S. District Court for the Southern District of New York against certain publishers, including HarperCollins, and Apple, Inc. The DOJ’s complaint alleges antitrust violations relating to defendants’ decisions to begin selling eBooks pursuant to an agency relationship. This case was assigned to Judge Cote. Simultaneously, the DOJ announced that it had reached a proposed settlement with three publishers, including HarperCollins, and filed a Proposed Final Judgment and related materials detailing that agreement. Among other things, the Proposed Final Judgment requires that HarperCollins terminate its agreements with certain eBook retailers and places certain restrictions on any agreements subsequently entered into with such retailers. Pursuant to the Antitrust Procedures and Penalties Act, the Proposed Final Judgment cannot be entered by Judge Cote for at least sixty days while the DOJ receives public comments. Such public comment period ended on June 25, 2012. Pursuant to Judge Cote’s June 25, 2012 scheduling order, the DOJ’s motion for entry of the Proposed Final Judgment will be fully briefed by August 22, 2012. Additional information about the Proposed Final Judgment can be found on the DOJ’s website.

Following an investigation, on April 11, 2012, 16 state Attorneys General led by Texas and Connecticut (the “AGs”) filed a similar action against certain publishers and Apple, Inc. in the Western District of Texas. On April 26, 2012, the AGs’ action was transferred to Judge Cote. On May 17, 2012, 33 AGs filed a second amended complaint. As a result of a memorandum of understanding agreed upon with the AGs for Texas and Connecticut, HarperCollins was not named as a defendant in this action. Pursuant to the terms of the memorandum of understanding, HarperCollins entered into a settlement agreement with the AGs for Texas, Connecticut and Ohio on June 11, 2012. The settlement agreement allows other states and U.S. territories to join in the settlement and is subject to court approval. It also would, subject to court approval, resolve the damage claims of individual citizens from those states. Pursuant to Judge Cote’s June 25, 2012 scheduling order, the AGs’ motion for preliminary approval of the settlement agreement is due on August 20, 2012.

While the Proposed Final Judgment of the DOJ has not been entered and the settlement agreement with the AGs is still subject to court approval, the Company believes that these proposed settlements, as currently drafted, will not have a material impact on the results of operations or the financial position of the Company. However, the Company can make no assurances that these proposed settlements will be finalized or that they will receive court approval.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The European Commission is conducting an investigation into whether certain companies in the book publishing and distribution industry, including HarperCollins, violated the antitrust laws by virtue of the switch to the agency model for eBooks. Following discussions with the European Commission, the Office of Fair Trading closed its investigation in favor of the European Commission’s investigation on December 6, 2011. HarperCollins currently is cooperating with the European Commission and working towards resolving its investigation.

While a proposed resolution has not been finalized with the European Commission, the Company believes that such a resolution, as currently contemplated, would not have a material impact on the results of operations or the financial position of the Company. However, the Company can make no assurances that such a resolution will be finalized.

Commencing on February 24, 2012, five purported consumer class actions were filed in the Canadian provinces of British Columbia, Quebec and Ontario, which relate to the decisions by certain publishers, including HarperCollins, to begin selling their eBooks in Canada pursuant to an agency relationship. The actions seek as relief special, general and punitive damages, injunctive relief and the costs of the litigations. While it is not possible to predict with any degree of certainty the ultimate outcome of these class actions, especially given their early stages, HarperCollins believes it was compliant with applicable antitrust and competition laws and intends to defend itself vigorously.

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

Other

Other than previously disclosed in the notes to these consolidated financial statements, the Company is party to several other purchase and sale arrangements which become exercisable over the next ten years by the Company or the counter-party to the agreement. None of these arrangements that become or are exercisable in the next twelve months are material. Purchase arrangements that are exercisable by the counter-party to the agreement, and that are outside the sole control of the Company are accounted for in accordance with ASC 480-10-S99-3A. Accordingly, the fair values of such purchase arrangements are classified in Redeemable noncontrolling interests.

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

NOTE 16. PENSION AND OTHER POSTRETIREMENT BENEFITS

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

The funded status of the plans can change from year to year, but the assets of the funded plans have been sufficient to pay all benefits that came due in each of fiscal 2012, 2011 and 2010.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The following table sets forth the change in the projected benefit obligation, change in the fair value of plan assets and funded status for the Company’s benefit plans:

	Pension benefits		Postretirement benefits
	As of June 30,
	2012	2011	2012	2011
	(in millions)
Projected benefit obligation, beginning of the year	$3,204	$2,986	$313	$310
Service cost	97	98	5	5
Interest cost	176	172	16	17
Benefits paid	(115)	(92)	(19)	(18)
Settlements (a)	(131)	(187)	—	—
Actuarial loss (b)	660	94	62	10
Foreign exchange rate changes	(42)	126	—	1
Amendments, transfers and other	6	7	—	(12)

Projected benefit obligation, end of the year	3,855	3,204	377	313

Change in the fair value of plan assets for the Company’s benefit plans:
Fair value of plan assets, beginning of the year	2,724	2,404	—	—
Actual return on plan assets	68	326	—	—
Employer contributions	255	158	—	—
Benefits paid	(115)	(92)	—	—
Settlements (a)	(131)	(187)	—	—
Foreign exchange rate changes	(34)	111	—	—
Amendments, transfers and other	5	4	—	—

Fair value of plan assets, end of the year	2,772	2,724	—	—

Funded status (c)	$(1,083)	$(480)	$(377)	$(313)

(a)	Amounts related to payments made to former employees in full settlement of their deferred pension benefits.
(b)	Actuarial losses primarily related to changes in the discount rate and the strengthening of the mortality tables utilized in measuring plan obligations at June 30, 2012 and 2011, respectively.
(c)

The Company has established an irrevocable grantor trust (the “Trust”), administered by an independent trustee, with the intention of making cash contributions to the Trust to fund certain future pension benefit obligations of the Company. The assets in the Trust are unsecured funds of the Company and can be used to satisfy the Company’s obligations in the event of bankruptcy or insolvency. The fair value of the assets in the Trust at June 30, 2012 and 2011 was approximately $173 million and $155 million, respectively.

Amounts recognized in the consolidated balance sheets consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2012	2011	2012	2011
	(in millions)
Accrued pension/postretirement liabilities	$(1,083)	$(480)	$(377)	$(313)

Net amount recognized	$(1,083)	$(480)	$(377)	$(313)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2012	2011	2012	2011
	(in millions)
Actuarial losses	$1,538	$823	$105	$46
Prior service cost (benefit)	8	12	(40)	(60)

Net amounts recognized	$1,546	$835	$65	$(14)

Amounts in accumulated other comprehensive income expected to be recognized as a component of net periodic pension cost in fiscal 2013:

	Pension benefits	Postretirement benefits
	As of June 30,
	2012	2012
	(in millions)
Actuarial losses	$96	$8
Prior service cost (benefit)	2	(13)

Net amounts recognized	$98	$(5)

Accumulated pension benefit obligations at June 30, 2012 and 2011 were $3,456 million and $2,942 million, respectively. Below is information about funded and unfunded pension plans.

	Funded Plans		Unfunded Plans
	As of June 30,
	2012	2011	2012	2011
	(in millions)
Projected benefit obligation	$3,508	$2,903	$347	$301
Accumulated benefit obligation	3,121	2,650	335	292
Fair value of plan assets	2,772	2,724	—	—

Below is information about pension plans in which the accumulated benefit obligation exceeds fair value of the plan assets.

	Funded Plans		Unfunded Plans
	As of June 30,
	2012	2011	2012	2011
	(in millions)
Projected benefit obligation	$3,508	$1,023	$347	$301
Accumulated benefit obligation	3,121	1,018	335	292
Fair value of plan assets	2,772	936	—	—

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of net periodic benefits costs were as follows:

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2012	2011	2010	2012	2011	2010
	(in millions)
Service cost benefits earned during the period	$97	$98	$70	$5	$5	$5
Interest costs on projected benefit obligations	176	172	169	16	17	18
Expected return on plan assets	(185)	(171)	(138)	—	—	—
Amortization of deferred losses	48	57	41	—	—	—
Other	14	12	12	(17)	(18)	(16)

Net periodic benefits costs	$150	$168	$154	$4	$4	$7

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2012	2011	2010	2012	2011	2010
Additional information:
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.3%	5.7%	5.7%	3.8%	5.3%	5.5%
Rate of increase in future compensation	5.3%	5.2%	5.2%	5.0%	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.7%	5.7%	7.0%	5.3%	5.5%	6.7%
Expected return on plan assets	7.0%	7.0%	7.0%	N/A	N/A	N/A
Rate of increase in future compensation	5.2%	5.2%	5.1%	N/A	N/A	N/A

N/A—not applicable

The following assumed health care cost trend rates at June 30 were also used in accounting for postretirement benefits:

	Postretirement benefits
	Fiscal 2012	Fiscal 2011
Health care cost trend rate	7.1%	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.1%
Year that the rate reaches the ultimate trend rate	2019	2019

Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. The effect of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate would have the following effects on the results for fiscal 2012:

	Service and interest costs	Benefit obligation
	(in millions)
One percentage point increase	$2	$34
One percentage point decrease	$(2)	$(29)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the estimated benefit payments for the next five fiscal years, and in aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

	Expected benefit payments
	Pension benefits	Postretirement benefits
	(in millions)
Fiscal year:
2013	$188	$19
2014	180	18
2015	139	19
2016	144	19
2017	153	21
2018-2022	877	109

The above table shows expected benefits payments for the postretirement benefits after adjusting for U.S. Medicare subsidy receipts. The annual receipts are expected to range from $1 million to $2 million.

Plan Assets

The Company applies the provisions of ASC 715, which required disclosures include: (i) investment policies and strategies; (ii) the major categories of plan assets; (iii) the inputs and valuation techniques used to measure plan assets; (iv) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (v) significant concentrations of risk within plan assets.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below presents the Company’s plan assets by level within the fair value hierarchy, as described in Note 7—Fair Value, as of June 30, 2012 and 2011:

	As of June 30, 2012				As of June 30, 2011
		Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Short-term investments	$—	$—	$—	$—	$6	$—	$6	$—
Pooled funds: (a)
Money market funds	224	—	224	—	138	—	138	—
Domestic equity funds	125	125	—	—	140	140	—	—
International equity funds (b)	585	291	294	—	632	434	198	—
Domestic fixed income funds	312	312	—	—	386	386	—	—
International fixed income funds	329	—	329	—	333	—	333	—
Balanced funds	622	146	476	—	603	255	348	—
Common stocks (c)
U.S. common stocks	258	257	1	—	205	201	4	—
Government and agency obligations (d)
Domestic government obligations	26	—	26	—	15	—	15	—
Domestic agency obligations	110	—	110	—	94	—	94	—
International government obligations	75	—	75	—	79	—	79	—
Corporate obligations (d)	25	—	25	—	26	—	26	—
Partnership interests (e)	38	—	—	38	27	—	—	27
Other	43	3	27	13	40	13	17	10

Total	$2,772	$1,134	$1,587	$51	$2,724	$1,429	$1,258	$37

(a)

Open-ended pooled funds that are registered and/or available to the general public are valued at the daily published net asset value (“NAV”). Other pooled funds are valued at the NAV provided by the fund issuer.

(b)

As a result of further analysis of the characteristics of certain international equity funds, approximately $133 million of these types of securities that were previously reported as Level 1 at June 30, 2011 have been reclassified as Level 2 investments. These revisions in the disclosed classification had no effect on the reported fair value of these instruments.

(c)	Common stocks that are publicly traded are valued at the closing price reported on active markets in which the individual securities are traded.
(d)	The fair value of corporate, government and agency obligations are valued based on a compilation of primary observable market information or a broker quote in a non-active market.
(e)	The fair value of partnerships that are not publicly traded are based on fair value obtained from the general partner.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below sets forth a summary of changes in the fair value of investments reflected as Level 3 assets at June 30, 2012 and 2011:

	Partnership Interests	Other	Total
	(in millions)
Balance, June 30, 2010	$25	$9	$34
Actual return on plan assets:
Relating to assets still held at end of period	1	1	2
Relating to assets sold during the period	—	—	—
Purchases, sales, settlements and issuances	1	—	1
Transfers in and out of Level 3	—	—	—

Balance, June 30, 2011	$27	$10	$37
Actual return on plan assets:
Relating to assets still held at end of period	3	3	6
Relating to assets sold during the period	—	—	—
Purchases, sales, settlements and issuances	8	—	8
Transfers in and out of Level 3	—	—	—

Balance, June 30, 2012	$38	$13	$51

The Company’s investment strategy for its pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits while maintaining adequate funding levels. The Company’s practice is to conduct a periodic strategic review of its asset allocation. The Company’s current broad strategic targets are to have a pension asset portfolio comprising of 44% equity securities, 41% fixed income securities and 15% in cash and other investments. In developing the expected long-term rate of return, the Company considered the pension asset portfolio’s past average rate of returns and future return expectations of the various asset classes. A portion of the other allocation is reserved in short-term cash to provide for expected benefits to be paid in short term. The Company’s equity portfolios are managed in such a way as to achieve optimal diversity. The Company’s fixed income portfolio is investment grade in the aggregate. The Company does not manage any assets internally.

The Company’s benefit plan weighted-average asset allocations, by asset category, are as follows:

	Pension benefits
	As of June 30,
	2012	2011
Asset Category:
Equity securities	37%	44%
Debt securities	39%	39%
Real estate	—%	1%
Cash and other	24%	16%

Total	100%	100%

Required pension plan contributions for the next fiscal year are expected to be approximately $50 million; however, actual contributions may be affected by pension asset and liability valuation changes during the year. The Company will continue to make voluntary contributions as necessary to improve funded status.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Multi-employer Pension and Postretirements Plans

The Company contributes to various multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of its union-represented employees, primarily at the Filmed Entertainment segment. The risks of participating in these multiemployer pension plans are different from single-employer pension plans such that (i) contributions made by the Company to the multiemployer pension plans may be used to provide benefits to employees of other participating employers; (ii) if the Company chooses to stop participating in certain of these multiemployer pension plans, it may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability; and (iii) actions taken by a participating employer that lead to a deterioration of the financial health of a multiemployer pension plan may result in the unfunded obligations of the multiemployer pension plan to be borne by its remaining participating employers. While no multiemployer pension plan that the Company contributed to is individually significant to the Company, the Company was listed on four Form 5500s as providing more than 5% of total contributions based on the current information available. The financial health of a multiemployer plan is indicated by the zone status, as defined by the Pension Protection Act of 2006, which represents the funded status of the plan as certified by the plan’s actuary. Plans in the red zone are less than 65% funded, the yellow zone are between 65% and 80% funded, and green zone are at least 80% funded. The most recent available funded status of the four plans in which the Company was listed as providing more than 5% of total contributions are all green. Total contributions made by the Company to multiemployer pension plans for the fiscal years ended June 30, 2012, 2011 and 2010 were $66 million, $55 million and $55 million, respectively.

The Company also contributes to various other multiemployer benefit plans that provide health and welfare benefits to active and retired participants, primarily at the Filmed Entertainment segment. Total contributions made by the Company to these other multiemployer benefit plans for the fiscal years ended June 30, 2012, 2011 and 2010 were $67 million, $62 million and $55 million, respectively.

Defined Contribution Plans

The Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $198 million for the fiscal year ended June 30, 2012 and $194 million for each of the fiscal years ended June 30, 2011 and 2010.

NOTE 17. INCOME TAXES

Income from continuing operations before income tax expense was attributable to the following jurisdictions:

	For the years ended June 30,
	2012	2011	2010
	(in millions)
United States (including exports)	$3,870	$3,259	$2,889
Foreign	(1,658)	918	434

Income from continuing operations before income tax expense	$2,212	$4,177	$3,323

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Significant components of the Company’s provision for income taxes from continuing operations were as follows:

	For the years ended June 30,
	2012	2011	2010
	(in millions)

Current:
United States
Federal	$968	$823	$248
State & local	36	77	114
Foreign	87	242	189

Total current	1,091	1,142	551

Deferred	(286)	(113)	128

Total provision for income taxes (a)	$805	$1,029	$679

(a)	The total tax provision for the year ended June 30, 2011 included $1,029 million from continuing operations and $(61) million from discontinued operations.

The reconciliation of income tax attributable to continuing operations computed at the statutory rate to income tax expense was:

	For the years ended June 30,
	2012	2011	2010

U.S. federal income tax rate	35%	35%	35%
Prior year tax credit recognition (a)	(2)	—	(9)
(Sale) purchase of interest in subsidiaries	(7)	(3)	4
State and local taxes	2	2	1
Effect of foreign taxes	(2)	(2)	(1)
Resolution of tax matters	—	(3)	(1)
Non-deductible goodwill on asset impairment (b)	23	1	2
Recognition of tax assets	—	—	(8)
Permanent differences and other	(13)	(5)	(3)

Effective tax rate	36%	25%	20%

(a)

During the fiscal year ended June 30, 2010, the Company made an election to credit certain prior year’s taxes instead of claiming deductions. As a result, a benefit of $312 million was recognized in fiscal 2010.

(b)	See Note 9—Goodwill and Other Intangible Assets.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the components of the deferred tax accounts:

	As of June 30,
	2012	2011
	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$230	$154
Capital loss carryforwards	1,433	1,421
Prior year tax credit carryforwards	657	695
Accrued liabilities	1,119	837
Other	28	141

Total deferred tax assets	3,467	3,248

Deferred tax liabilities:
Basis difference and amortization	(2,560)	(3,127)
Revenue recognition	(412)	(311)
Sports rights contracts	(160)	(156)

Total deferred tax liabilities	(3,132)	(3,594)

Net deferred tax asset (liability) before valuation allowance	335	(346)
Less: valuation allowance	(2,700)	(2,645)

Net deferred tax liabilities	$(2,365)	$(2,991)

The Company had net current deferred tax assets of $1 million and $8 million at June 30, 2012 and 2011, respectively, and noncurrent deferred tax assets of $22 million and $150 million at June 30, 2012 and 2011, respectively. The Company also had non-current deferred tax liabilities of $2,388 million and $3,149 million at June 30, 2012 and 2011, respectively.

At June 30, 2012, the Company had approximately $752 million of net operating loss carryforwards available to offset future taxable income. The majority of these net operating loss carryforwards have an unlimited carryforward period. In accordance with the Company’s accounting policy, valuation allowances of $171 million and $144 million have been established to reflect the expected realization of these net operating loss carryforwards as of June 30, 2012 and 2011, respectively.

At June 30, 2012, the Company had approximately $5 billion of capital loss carryforwards available to offset future taxable income having no expiration. In accordance with the Company’s accounting policy, valuation allowances of $1.1 billion and $1.2 billion have been established to reflect the expected realization of these capital loss carryforwards as of June 30, 2012 and 2011, respectively.

At June 30, 2012, the Company has approximately $657 million of tax credit carryovers available to offset future income tax expense. This amount resulted from the Company’s election to credit certain prior year taxes instead of claiming deductions. If these credits are not utilized to offset future U.S. income tax expense, the credits will expire starting in the June 30, 2013 fiscal year through the fiscal year June 30, 2020. In accordance with the Company’s accounting policy, valuation allowances of $657 million and $695 million have been established to reflect the expected realization of these tax credit carryovers as of June 30, 2012 and 2011, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the change in the accrual for uncertain tax positions, excluding interest and penalties:

	For the year ended June 30,
	2012	2011	2010
	(in millions)
Balance, beginning of period	$256	$243	$458
Additions for prior year tax positions	32	40	15
Additions for current year tax positions	14	6	—
Reduction for prior year tax positions (a)	(13)	(33)	(230)

Balance, end of period	$289	$256	$243

(a)

During the fiscal year ended June 30, 2010, the Company reduced its accrual for uncertain tax positions by $230 million primarily to reflect the Company’s election to credit certain prior year’s taxes instead of claiming deductions.

The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense, which is consistent with the recognition in prior reporting periods. During the fiscal years ended June 30, 2012, 2011 and 2010, the Company recognized approximately $4 million, $2 million and $4 million in interest charges, respectively. The Company recorded liabilities for accrued interest of approximately $45 million and $43 million as of June 30, 2012 and 2011, respectively.

The Company is subject to tax in various domestic and international jurisdictions and, as a matter of ordinary course, the Company is regularly audited by Federal, state and foreign tax authorities. The Company believes it has appropriately accrued for the expected outcome of all other pending tax matters and does not currently anticipate that the ultimate resolution of other pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity. The U.S. Internal Revenue Service is currently examining the Company’s returns for fiscal years 2008 and 2009. Additionally, the Company’s income tax returns for the years 2000 through 2010 are subject to examination in various foreign jurisdictions. Consequently, it is reasonably possible that uncertain tax positions may decrease in the next twelve months. However, actual developments in this area could differ from those currently expected. As of June 30, 2012 and 2011, approximately $167 million and $127 million, respectively, would affect the Company’s effective income tax rate, if and when recognized in future fiscal years. The Company has filed refunds to claim certain losses in a foreign jurisdiction. The foreign tax authority has disputed our claim, and the matter is currently pending. The Company is not certain when this claim will be resolved. Depending upon the final outcome of this uncertainty, the Company may receive a refund of taxes of $0 to $600 million plus interest.

During the fourth quarter of fiscal 2011, the Company paid one-time dividends of $517 million back to the United States related to foreign earnings. The repatriated cash was to be used to fund the proposed acquisition of BSkyB. As these dividends were one-time dividends, they did not change the Company’s assertion related to the remaining amount of undistributed earnings. Therefore, the Company has not provided for U.S. taxes on the remaining undistributed earnings of foreign subsidiaries as they are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability for temporary differences related to these earnings is not practicable. Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested amounted to approximately $8.4 billion at June 30, 2012.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18. SEGMENT INFORMATION.

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

•	Other, which principally consists of the Company’s digital media properties and Amplify, the Company’s education technology businesses.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the years ended June 30,
	2012	2011	2010
	(in millions)
Revenues:
Cable Network Programming	$9,132	$8,037	$7,038
Filmed Entertainment	7,302	6,899	7,631
Television	4,734	4,778	4,228
Direct Broadcast Satellite Television	3,672	3,761	3,802
Publishing	8,248	8,826	8,548
Other	618	1,104	1,531

Total revenues	$33,706	$33,405	$32,778

Segment operating income (loss):
Cable Network Programming	$3,295	$2,760	$2,268
Filmed Entertainment	1,132	927	1,349
Television	706	681	220
Direct Broadcast Satellite Television	254	232	230
Publishing	597	864	467
Other	(605)	(614)	(575)

Total segment operating income	5,379	4,850	3,959

Impairment and restructuring charges	(3,005)	(313)	(253)
Equity earnings of affiliates	730	462	448
Interest expense, net	(1,034)	(966)	(991)
Interest income	135	126	91
Other, net	7	18	69

Income from continuing operations before income tax expense	2,212	4,177	3,323
Income tax expense	(805)	(1,029)	(679)

Income from continuing operations	1,407	3,148	2,644
Loss on disposition of discontinued operations, net of tax	—	(254)	—

Net income	1,407	2,894	2,644
Less: Net income attributable to noncontrolling interests	(228)	(155)	(105)

Net income attributable to News Corporation stockholders	$1,179	$2,739	$2,539

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $1,061 million, $914 million and $894 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profit (loss) generated primarily by the Filmed Entertainment segment of approximately $51 million, $21 million and $(18) million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively, have been eliminated within the Filmed Entertainment segment.

	For the year ended June 30, 2012
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$3,295	$165	$88	$3,548
Filmed Entertainment	1,132	129	—	1,261
Television	706	85	—	791
Direct Broadcast Satellite Television	254	307	—	561
Publishing	597	430	—	1,027
Other	(605)	63	—	(542)

Total	$5,379	$1,179	$88	$6,646

	For the year ended June 30, 2011
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$2,760	$156	$92	$3,008
Filmed Entertainment	927	110	—	1,037
Television	681	89	—	770
Direct Broadcast Satellite Television	232	314	—	546
Publishing	864	389	—	1,253
Other	(614)	133	—	(481)

Total	$4,850	$1,191	$92	$6,133

	For the year ended June 30, 2010
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$2,268	$153	$84	$2,505
Filmed Entertainment	1,349	93	—	1,442
Television	220	85	—	305
Direct Broadcast Satellite Television	230	278	—	508
Publishing	467	385	—	852
Other	(575)	191	—	(384)

Total	$3,959	$1,185	$84	$5,228

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the years ended June 30,
	2012	2011	2010
	(in millions)
Depreciation and amortization:
Cable Network Programming	$165	$156	$153
Filmed Entertainment	129	110	93
Television	85	89	85
Direct Broadcast Satellite Television	307	314	278
Publishing	430	389	385
Other	63	133	191

Total depreciation and amortization	$1,179	$1,191	$1,185

Capital expenditures:
Cable Network Programming	$50	$72	$70
Filmed Entertainment	72	49	38
Television	83	64	84
Direct Broadcast Satellite Television	298	398	278
Publishing	314	508	312
Other	122	80	132

Total capital expenditures	$939	$1,171	$914

	As of June 30,
	2012	2011
	(in millions)
Total assets:
Cable Network Programming	$14,896	$12,967
Filmed Entertainment	8,102	8,081
Television	6,110	6,062
Direct Broadcast Satellite Television	2,455	3,098
Publishing	10,913	14,915
Other	9,219	11,990
Investments	4,968	4,867

Total assets	$56,663	$61,980

Goodwill and intangible assets, net:
Cable Network Programming	$7,626	$7,109
Filmed Entertainment	2,531	2,618
Television	4,317	4,320
Direct Broadcast Satellite Television	554	636
Publishing	4,586	7,377
Other	693	1,224

Total goodwill and intangible assets, net	$20,307	$23,284

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Geographic Segments

	For the years ended June 30,
	2012	2011	2010
	(in millions)
Revenues:
United States and Canada (a)	$18,927	$18,528	$17,812
Europe (b)	8,688	9,070	9,628
Australasia and Other (c)	6,091	5,807	5,338

Total revenues	$33,706	$33,405	$32,778

(a)	Revenues include approximately $18.4 billion, $18.0 billion and $17.3 billion from customers in the United States in fiscal 2012, 2011 and 2010, respectively.
(b)

Revenues include approximately $2.6 billion for fiscal 2012 and $2.7 billion for both fiscal 2011 and 2010 from customers in the United Kingdom, as well as approximately $3.8 billion, $3.9 billion and $4.0 billion from customers in Italy in fiscal 2012, 2011 and 2010, respectively.

(c)	Revenues include approximately $3.2 billion for both fiscal 2012 and 2011 and $2.9 billion for fiscal 2010 from customers in Australia.

	As of June 30,
	2012	2011
	(in millions)
Long-lived assets: (a)
United States and Canada	$7,464	$6,956
Europe	2,656	3,132
Australasia and Other	1,798	1,807

Total long-lived assets	$11,918	$11,895

(a)	Reflects total assets less current assets, goodwill, intangible assets, investments and noncurrent deferred tax assets.

There is no material reliance on any single customer. Revenues are attributed to countries based on location of customers.

Australasia comprises Australia, Asia, Fiji, Papua New Guinea and New Zealand.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 19. EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share under ASC 260, “Earnings per Share”:

	For the years ended June 30,
	2012	2011	2010
	(in millions, except per share amounts)
Income from continuing operations	$1,407	$3,148	$2,644
Less: Net income attributable to noncontrolling interests	(228)	(155)	(105)

Income from continuing operations available to News Corporation stockholders—basic	$1,179	$2,993	$2,539
Other	(2)	(3)	—

Income from continuing operations available to News Corporation stockholders—diluted	$1,177	$2,990	$2,539
Loss on disposition of discontinued operations, net of tax available to News Corporation stockholders—basic and diluted	—	(254)	—
Net income available to News Corporation stockholders—basic	1,179	2,739	2,539
Other	(2)	(3)	—

Net income available to News Corporation stockholders—diluted	$1,177	$2,736	$2,539

Weighted average shares—basic	2,499	2,625	2,619
Shares issuable under equity-based compensation plans (a)	5	8	9

Weighted average shares—diluted	2,504	2,633	2,628
Income from continuing operations per share attributable to News Corporation stockholders—basic and diluted	$0.47	$1.14	$0.97
Loss on disposition of discontinued operations, net of tax per share attributable to News Corporation stockholders—basic and diluted	$—	$(0.10)	$—
Income per share attributable to News Corporation stockholders—basic and diluted	$0.47	$1.04	$0.97

(a)	Weighted average common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options and vesting of RSUs and PSUs if the effect is dilutive.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20. QUARTERLY DATA (UNAUDITED)

	For the three months ended
	September 30,	December 31,	March 31,	June 30,
	(in millions, except per share amounts)
Fiscal 2012 (a)
Revenues	$7,959	$8,975	$8,402	$8,370
Net income attributable to News Corporation stockholders	738	1,057	937	(1,553)
Income per share attributable to News Corporation stockholders—basic and diluted	$0.28	$0.42	$0.38	$(0.64)
Stock prices (b)
Class A—High	$18.13	$17.87	$20.25	$22.31
Class A—Low	$13.62	$15.01	$18.22	$18.55
Class B—High	$18.54	$18.29	$20.49	$22.52
Class B—Low	$14.01	$15.21	$18.55	$18.73
Fiscal 2011
Revenues	$7,426	$8,761	$8,256	$8,962
Income from continuing operations attributable to News Corporation stockholders	775	642	639	937
Loss on disposition of discontinued operations, net of tax (c)	—	—	—	(254)
Net income attributable to News Corporation stockholders	775	642	639	683
Income from continuing operations per share attributable to News Corporation stockholders—basic	$0.30	$0.24	$0.24	$0.36
Income from continuing operations per share attributable to News Corporation stockholders—diluted	$0.30	$0.24	$0.24	$0.35
Income per share attributable to News Corporation stockholders—basic and diluted	$0.30	$0.24	$0.24	$0.26
Stock prices (b)
Class A—High	$14.35	$14.95	$17.71	$18.34
Class A—Low	$11.82	$12.97	$14.13	$16.05
Class B—High	$15.93	$16.62	$18.73	$18.99
Class B—Low	$13.48	$15.04	$15.94	$16.71

(a)

In the quarter ended June 30, 2012, the Company recorded impairment charges of approximately $2.8 billion (See Note 9—Goodwill and Other Intangible Assets) and restructuring charges of $53 million (See Note 4—Restructuring Programs).

(b)

The stock prices reflect the reported high and low closing sales prices for the Class A Common Stock and Class B Common Stock, as reported on The NASDAQ Global Select Market, its principal market, under the symbols “NWSA” and “NWS”, respectively.

(c)

In the quarter ended June 30, 2011, the Company recorded a loss on the sale of Myspace of $254 million, net of tax of $61 million or $(0.10) per diluted share, which is included in Loss on disposition of discontinued operations, net of tax. (See Note 3—Acquisitions, Disposals and Other Transactions)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 21. VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Additions	Acquisitions and disposals	Utilization	Foreign exchange	Balance at end of year
	(in millions)
Fiscal 2012
Allowances for returns and doubtful accounts	$(1,099)	$(1,269)	$—	$1,335	$47	$(986)
Deferred tax valuation allowance	(2,645)	(162)	—	107	—	(2,700)

Fiscal 2011
Allowances for returns and doubtful accounts	(1,170)	(1,102)	—	1,248	(75)	(1,099)
Deferred tax valuation allowance	(2,653)	(265)	—	273	—	(2,645)

Fiscal 2010
Allowances for returns and doubtful accounts	(1,158)	(1,288)	1	1,241	34	(1,170)
Deferred tax valuation allowance	(1,850)	(1,345)	—	542	—	(2,653)

NOTE 22. ADDITIONAL FINANCIAL INFORMATION

Supplemental Cash Flows Information

	For the years ended June 30,
	2012	2011	2010
	(in millions)
Supplemental cash flows information:
Cash paid for income taxes	$(1,191)	$(933)	$(767)
Cash paid for interest	(1,045)	(950)	(968)
Sale of other investments	37	55	16
Purchase of other investments	(448)	(377)	(101)
Supplemental information on businesses acquired:
Fair value of assets acquired	874	1,609	138

Cash acquired	21	72	6
Liabilities assumed	(74)	(742)	6
Noncontrolling interest decrease (increase)	15	(20)	(1)
Cash paid	(563)	(903)	(149)

Fair value of equity instruments issued to third parties	273	16	—
Issuance of subsidiary common units	(273)	(16)	—

Fair value of equity instruments consideration	$—	$—	$—

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other, net

The following table sets forth the components of Other, net included in the consolidated statements of operations:

	For the years ended June 30,
	2012	2011	2010
	(in millions)
Gain on FPAS transaction (a)	$158	$—	$—
Gain on Hathway Cable transaction (b)	23	—	—
BSkyB termination fee (b)	(63)	—	—
Loss on sale of U.K. newspaper division headquarters (a)	(22)	—	—
Gain on STAR China transaction (a)	—	55	—
Loss on disposal of Fox Mobile (a)	—	(29)	—
Loss on early extinguishment of debt (c)	—	(36)	—
Gain on the sale of eastern European television stations (a)	—	—	195
Gain (loss) on the financial indexes business transaction (a)	—	43	(23)
Loss on Photobucket transaction (a)	—	—	(32)
Change in fair value of exchangeable and convertible securities (b)(d)	(61)	46	3
Other	(28)	(61)	(74)

Total Other, net	$7	$18	$69

(a)	See Note 3—Acquisitions, Disposals and Other Transactions
(b)	See Note 6—Investments
(c)	See Note 10—Borrowings
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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Comprehensive Income

The Company follows ASC 220, “Comprehensive Income,” for the reporting and display of comprehensive income. The components of accumulated comprehensive income were as follows:

	For the years ended June 30,
	2012	2011	2010
	(in millions)
Accumulated other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities:
Balance, beginning of year	$210	$122	$73
Fiscal year activity	(11)	88	49

Balance, end of year	199	210	122

Pension plans:
Balance, beginning of year	(537)	(591)	(383)
Fiscal year activity	(511)	54	(208)

Balance, end of year	(1,048)	(537)	(591)

Foreign currency translation:
Balance, beginning of year	1,960	67	315
Fiscal year activity (a)	(1,089)	1,893	(248)

Balance, end of year	871	1,960	67

Total accumulated other comprehensive income, net of tax:
Balance, beginning of year	1,633	(402)	5
Fiscal year activity, net of income tax benefit (expense) of $210 million, $(60) million and $74 million	(1,611)	2,035	(407)

Balance, end of year	$22	$1,633	$(402)

(a)	Excludes $(5) million, $15 million and $(2) million relating to noncontrolling interests and redeemable noncontrolling interests for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

NOTE 23. SUPPLEMENTAL GUARANTOR INFORMATION

In May 2012, the Company refinanced the $2.25 billion revolving credit agreement (“the Prior Credit Agreement”) with a new $2 billion unsecured revolving credit facility (the “New Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein (the “Lenders”), the initial issuing banks named therein, JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) and Citibank, N.A. (“Citibank”) as Co-Administrative Agents, JPMorgan Chase as Designated Agent and Bank of America, N.A. (“Bank of America”) as Syndication Agent. The New Credit Agreement has a sub-limit of $400 million (or its equivalent in Euros) available for the issuance of letters of credit and a maturity date of May 2017. Under the New Credit Agreement, the Company may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion and the Company may request that the maturity date be extended for up to two additional one-year periods. Borrowings are issuable in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. Fees under the New Credit Agreement will be based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current debt ratings, NAI pays a facility fee of 0.125% and an initial drawn cost of LIBOR plus 1.125%.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2012

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$1	$—	$33,705	$—	$33,706
Expenses	(416)	—	(30,916)	—	(31,332)
Equity earnings (losses) of affiliates	(5)	—	735	—	730
Interest expense, net	(1,499)	(396)	(14)	875	(1,034)
Interest income	4	7	999	(875)	135
Earnings (losses) from subsidiary entities	127	1,630	—	(1,757)	—
Other, net	327	(62)	(258)	—	7

Income (loss) before income tax expense	(1,461)	1,179	4,251	(1,757)	2,212
Income tax (expense) benefit	532	—	(1,547)	210	(805)

Net income (loss)	(929)	1,179	2,704	(1,547)	1,407
Less: Net income attributable to noncontrolling interests	—	—	(228)	—	(228)

Net income (loss) attributable to News Corporation stockholders	$(929)	$1,179	$2,476	$(1,547)	$1,179

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2011

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$1	$—	$33,404	$—	$33,405
Expenses	(399)	—	(28,469)	—	(28,868)
Equity earnings (losses) of affiliates	(6)	—	468	—	462
Interest expense, net	(1,435)	(1,109)	(19)	1,597	(966)
Interest income	73	8	1,642	(1,597)	126
Earnings (losses) from subsidiary entities	672	3,924	—	(4,596)	—
Other, net	250	(84)	(148)	—	18

Income (loss) from continuing operations before income tax expense	(844)	2,739	6,878	(4,596)	4,177
Income tax (expense) benefit	208	—	(1,694)	457	(1,029)

Income (loss) from continuing operations	(636)	2,739	5,184	(4,139)	3,148
Loss on disposition of discontinued operations, net of tax	—	—	(254)	—	(254)

Net income (loss)	(636)	2,739	4,930	(4,139)	2,894
Less: Net income attributable to noncontrolling interests	—	—	(155)	—	(155)

Net income (loss) attributable to News Corporation stockholders	$(636)	$2,739	$4,775	$(4,139)	$2,739

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

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental Condensed Consolidating Balance Sheet

At June 30, 2012

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
ASSETS:
Current assets:
Cash and cash equivalents	$561	$6,005	$3,060	$—	$9,626
Receivables, net	1	9	6,598	—	6,608
Inventories, net	—	—	2,595	—	2,595
Other	17	14	588	—	619

Total current assets	579	6,028	12,841	—	19,448

Non-current assets:
Receivables	19	—	368	—	387
Inventories, net	—	—	4,596	—	4,596
Property, plant and equipment, net	119	—	5,695	—	5,814
Intangible assets, net	—	—	7,133	—	7,133
Goodwill	—	—	13,174	—	13,174
Other	334	2	807	—	1,143
Investments
Investments in associated companies and other investments	95	39	4,834	—	4,968
Intragroup investments	49,266	49,953	—	(99,219)	—

Total investments	49,361	49,992	4,834	(99,219)	4,968

TOTAL ASSETS	$50,412	$56,022	$49,448	$(99,219)	$56,663

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$273	$—	$—	$—	$273
Other current liabilities	12	—	9,332	—	9,344

Total current liabilities	285	—	9,332	—	9,617
Non-current liabilities:
Borrowings	15,182	—	—	—	15,182
Other non-current liabilities	384	—	5,654	—	6,038
Intercompany	27,470	31,338	(58,808)	—	—
Redeemable noncontrolling interests	—	—	641	—	641
Equity	7,091	24,684	92,629	(99,219)	25,185

TOTAL LIABILITIES AND EQUITY	$50,412	$56,022	$49,448	$(99,219)	$56,663

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental Condensed Consolidating Balance Sheet

At June 30, 2011

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
ASSETS
Current Assets:
Cash and cash equivalents	$360	$7,816	$4,504	$—	$12,680
Receivables, net	14	—	6,316	—	6,330
Inventories, net	—	—	2,332	—	2,332
Other	15	—	427	—	442

Total current assets	389	7,816	13,579	—	21,784

Non-current assets:
Receivables	—	—	350	—	350
Inventories, net	—	—	4,198	—	4,198
Property, plant and equipment, net	100	—	6,442	—	6,542
Intangible assets, net	—	—	8,587	—	8,587
Goodwill	—	—	14,697	—	14,697
Other	323	—	632	—	955
Investments:
Investments in associated companies and other investments	125	52	4,690	—	4,867
Intragroup investments	50,146	49,065	—	(99,211)	—

Total investments	50,271	49,117	4,690	(99,211)	4,867

TOTAL ASSETS	$51,083	$56,933	$53,175	$(99,211)	$61,980

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$—	$—	$32	$—	$32
Other current liabilities	91	22	9,426	—	9,539

Total current liabilities	91	22	9,458	—	9,571

Non-current liabilities:
Borrowings	15,463	—	—	—	15,463
Other non-current liabilities	202	—	5,855	—	6,057
Intercompany	25,884	26,842	(52,726)	—	—
Redeemable noncontrolling interests	—	—	242	—	242
Total equity	9,443	30,069	90,346	(99,211)	30,647

TOTAL LIABILITIES AND EQUITY	$51,083	$56,933	$53,175	$(99,211)	$61,980

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2012

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by operating activities	$266	$3,049	$475	$—	$3,790

Investing activities:
Property, plant and equipment, net of acquisitions	(57)	—	(882)	—	(939)
Investments	(15)	—	(942)	—	(957)
Proceeds from dispositions	7	11	457	—	475

Net cash (used in) provided by investing activities	(65)	11	(1,367)	—	(1,421)

Financing activities:
Borrowings	—	—	—	—	—
Repayment of borrowings	—	—	(35)	—	(35)
Issuance of shares	—	167	—	—	167
Repurchase of shares	—	(4,589)	—	—	(4,589)
Purchase of subsidiary shares from noncontrolling interests	—	—	(65)	—	(65)
Dividends paid	—	(449)	(144)	—	(593)

Net cash used in financing activities	—	(4,871)	(244)	—	(5,115)

Net (decrease) increase in cash and cash equivalents	201	(1,811)	(1,136)	—	(2,746)
Cash and cash equivalents, beginning of period	360	7,816	4,504	—	12,680
Exchange movement on opening cash balance	—	—	(308)	—	(308)

Cash and cash equivalents, end of period	$561	$6,005	$3,060	$—	$9,626

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2011

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$(7,034)	$8,203	$3,302	$—	$4,471

Investing activities:
Property, plant and equipment, net of acquisitions	(16)	—	(1,155)	—	(1,171)
Investments	(29)	—	(1,450)	—	(1,479)
Proceeds from dispositions	—	—	403	—	403

Net cash used in investing activities	(45)	—	(2,202)	—	(2,247)

Financing activities:
Borrowings	2,453	—	18	—	2,471
Repayment of borrowings	(345)	—	(212)	—	(557)
Issuance of shares	—	12	—	—	12
Dividends paid	—	(399)	(101)	—	(500)
Purchase of subsidiary shares from noncontrolling interests	—	—	(116)	—	(116)
Sale of subsidiary shares to noncontrolling interests	—	—	50	—	50

Net cash provided by (used in) financing activities	2,108	(387)	(361)	—	1,360

Net increase (decrease) in cash and cash equivalents	(4,971)	7,816	739	—	3,584
Cash and cash equivalents, beginning of period	5,331	—	3,378	—	8,709
Exchange movement on opening cash balance	—	—	387	—	387

Cash and cash equivalents, end of period	$360	$7,816	$4,504	$—	$12,680

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2010

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by operating activities	$1,912	$331	$1,611	$—	$3,854

Investing activities:
Property, plant and equipment, net of acquisitions	(44)	—	(870)	—	(914)
Investments	(65)	—	(591)	—	(656)
Proceeds from dispositions	—	—	1,257	—	1,257

Net cash used in investing activities	(109)	—	(204)	—	(313)

Financing activities:
Borrowings	989	—	38	—	1,027
Repayment of borrowings	(1,940)	—	(140)	—	(2,080)
Issuance of shares	—	24	—	—	24
Dividends paid	—	(355)	(63)	—	(418)
Other, net	—	—	2	—	2

Net cash used in financing activities	(951)	(331)	(163)	—	(1,445)

Net increase in cash and cash equivalents	852	—	1,244	—	2,096
Cash and cash equivalents, beginning of period	4,479	—	2,061	—	6,540
Exchange movement on opening cash balance	—	—	73	—	73

Cash and cash equivalents, end of period	$5,331	$—	$3,378	$—	$8,709

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report and the report of the independent registered public accounting firm thereon are set forth on pages 82 and 83, respectively, and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of the fiscal year ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item with respect to the Company’s Directors is contained in the Proxy Statement for the Company’s 2012 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC under the headings “Election of Directors” and is incorporated by reference in this Annual Report.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information as of June 30, 2012 with respect to the Company’s outstanding stock options and shares of Common Stock reserved for future issuance under the Company’s equity compensation plans, including the News Corporation 2004 Stock Option Plan (the “2004 Stock Option Plan”), the News Corporation 2004 Replacement Stock Option Plan (the “Replacement Plan” and together with the 2004 Stock Option Plan, the “2004 Plans”) and the News Corporation 2005 Long-Term Incentive Plan, as amended (the “LTIP”). All shares reflected in the table are shares of the Class A Common Stock.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, rights and RSUs (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (1)
Equity compensation plans approved by stockholders (2)
LTIP	18,197,017	—	108,192,958
2004 Plans	10,667,857	$19.58	—
Equity compensation plans not approved by stockholders	—	—	—
Total (3)	28,864,874	$19.58	108,192,958

(1)	Of the shares available for future issuance under the LTIP, a maximum of 25,692,958 shares may be issued in connection with awards of restricted stock, RSUs or PSUs as of June 30, 2012.
(2)	Beginning June 30, 2005, no additional stock options may be granted under the 2004 Plans.
(3)

Does not include stock options to purchase an aggregate of 679,259 shares of Class A Common Stock, at a weighted average exercise price of $15.51, granted under plans assumed in connection with acquisition transactions. No additional equity awards may be granted under these assumed plans.

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

Date: August 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ K. RUPERT MURDOCH K. Rupert Murdoch	Chairman and Chief Executive Officer (Principal Executive Officer)	August 14, 2012

/S/ DAVID F. DEVOE David F. DeVoe	Senior Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	August 14, 2012

/S/ JOSÉ MARÍA AZNAR José María Aznar	Director	August 14, 2012

/S/ NATALIE BANCROFT Natalie Bancroft	Director	August 14, 2012

/S/ PETER BARNES Peter Barnes	Director	August 14, 2012

/S/ JAMES W. BREYER James W. Breyer	Director	August 14, 2012

/S/ CHASE CAREY Chase Carey	Director	August 14, 2012

/S/ VIET DINH Viet Dinh	Director	August 14, 2012

/S/ RODERICK I. EDDINGTON Roderick I. Eddington	Director	August 14, 2012

/S/ JOEL KLEIN Joel Klein	Director	August 14, 2012

Signature	Title	Date

/S/ ANDREW S. B. KNIGHT Andrew S. B. Knight	Director	August 14, 2012

/S/ JAMES R. MURDOCH James R. Murdoch	Director	August 14, 2012

/S/ LACHLAN K. MURDOCH Lachlan K. Murdoch	Director	August 14, 2012

/S/ ARTHUR M. SISKIND Arthur M. Siskind	Director	August 14, 2012

/S/ JOHN L. THORNTON John L. Thornton	Director	August 14, 2012

EXHIBIT INDEX

Number	Description
2.1	Share Exchange Agreement, dated December 22, 2006, by and between News Corporation and Liberty Media Corporation. (Incorporated by reference to Exhibit 2.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on December 26, 2006.)

2.2	Tax Matters Agreement, dated December 22, 2006, by and between News Corporation and Liberty Media Corporation. (Incorporated by reference to Exhibit 2.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on December 26, 2006.)

2.3	Agreement and Plan of Merger, by and among Dow Jones & Company, Inc., News Corporation, Ruby Newco LLC and Diamond Merger Sub Corporation, dated as of July 31, 2007. (Incorporated by reference to Exhibit 2.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 1, 2007.)

3.1	Restated Certificate of Incorporation of News Corporation. (Incorporated by reference to Exhibit 3.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on October 17, 2008.)

3.2	Amended and Restated By-Laws of News Corporation. (Incorporated by reference to Exhibit 3.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on June 15, 2012.)

4.1	Specimen Certificate for Shares of Class A Common Stock of News Corporation. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 000-51022) filed with the Securities and Exchange Commission on November 12, 2004.)

4.2	Specimen Certificate for Shares of Class B Common Stock of News Corporation. (Incorporated by reference to Exhibit 4.2 to the Current Report of News Corporation on Form 8-K (File No. 000-51022) filed with the Securities and Exchange Commission on November 12, 2004.)

4.3	Indenture, dated as of January 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 2 to the Report of The News Corporation Limited on Form 6-K (File No. 1-9141) filed with the Securities and Exchange Commission dated January 28, 1993.)

4.4	First Supplemental Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 2 to the Report of The News Corporation Limited on Form 6-K (File No.1-9141) filed with the Securities and Exchange Commission dated April 26, 1993.)

4.5	Second Supplemental Indenture, dated as of April 8, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 3 to the Report of The News Corporation Limited on Form 6-K (File No.1-9141) filed with the Securities and Exchange Commission dated April 26, 1993.)

Number	Description
4.6	Third Supplemental Indenture, dated as of May 20, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.7 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.)

4.7	Fourth Supplemental Indenture, dated as of May 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.8 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.)

4.8	Fifth Supplemental Indenture, dated July 21, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.6 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-74574) filed with the Securities and Exchange Commission on January 28, 1994.)

4.9	Form of Sixth Supplemental Indenture, dated as of January 25, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.7 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-74574) filed with the Securities and Exchange Commission on February 4, 1994.)

4.10	Form of Seventh Supplemental Indenture, dated as of February 4, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.8 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-79334) filed with the Securities and Exchange Commission on June 14, 1994.)

4.11	Form of Eighth Supplemental Indenture, dated as of May 12, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.9 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-79334) filed with the Securities and Exchange Commission on June 14, 1994.)

Number	Description
4.12	Form of Ninth Supplemental Indenture, dated as of August 1, 1995, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.10 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-94868) filed with the Securities and Exchange Commission on July 24, 1995.)

4.13	Form of Tenth Supplemental Indenture, dated as of March 2, 2000, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.12 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

4.14	Form of Eleventh Supplemental Indenture, dated as of February 14, 2001, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.13 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

4.15	Twelfth Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.14 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.)

4.16	Thirteenth Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, News Corporation, The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.19 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

4.17	Fourteenth Supplemental Indenture, dated as of March 15, 2005, by and among News America Incorporated, News Corporation, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.20 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2006.)

4.18	Fifteenth Supplemental Indenture, dated as of March 21, 2005, by and among News America Incorporated, News Corporation, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.21 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2006.)

Number	Description
4.19	Sixteenth Supplemental Indenture, dated as of May 23, 2007, by and among News America Incorporated, the guarantor named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.25 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.)

4.20	Amended and Restated Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-59688) filed with the Securities and Exchange Commission on March 24, 1993.)

4.21	First Supplemental Indenture, dated as of May 20, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.2 to the Registration Statement of The News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement of News America Holdings Incorporated on Form F-3 (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.)

4.22	Second Supplemental Indenture, dated as of May 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.3 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement of News America Holdings Incorporated on Form F-3 (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.)

4.23	Third Supplemental Indenture, dated as of July 21, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.14 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-98238) filed with the Securities and Exchange Commission on October 23, 1995.)

4.24	Fourth Supplemental Indenture, dated as of October 20, 1995, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.15 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-98238) filed with the Securities and Exchange Commission on October 23, 1995.)

4.25	Fifth Supplemental Indenture, dated as of January 8, 1998, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.6 to the Registration Statement of News America Incorporated on Form F-4 (Registration No. 333-8744) filed with the Securities and Exchange Commission on May 12, 1998.)

Number	Description
4.26	Sixth Supplemental Indenture, dated as of March 1, 1999, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.20 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

4.27	Seventh Supplemental Indenture, dated as of February 14, 2001, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.21 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

4.28	Eighth Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.23 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.)

4.29	Ninth Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, News Corporation, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.29 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

4.30	Tenth Supplemental Indenture, dated as of March 14, 2005, by and among News America Incorporated, the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 9, 2006.)

4.31	Eleventh Supplemental Indenture, dated as of March 21, 2005, by and among News America Incorporated, the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.4 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 9, 2006.)

4.32	Twelfth Supplemental Indenture, dated as of May 23, 2007, by and among News America Incorporated, the guarantor named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.13 to the Registration Statement of News Corporation on Form S-4 (File No. 333-143335) filed with the Securities and Exchange Commission on May 29, 2007.)

4.33	Form of Notes representing $1.0 billion principal amount of 6.20% Senior Notes due 2034 and $750 million principal amount of 5.30% Senior Notes due 2014 and Officer’s Certificate of News Corporation relating thereto, dated December 3, 2004, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the News Corporation Limited (n/k/a News Holdings Limited), the other Guarantors named therein and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on December 3, 2004.)

Number	Description
4.34	Form of Notes representing $1.15 billion principal amount of 6.40% Senior Notes due 2035, dated December 23, 2005, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented among the Company and the subsidiary guarantors named therein and the Bank of New York as Trustee. (Incorporated by reference to Exhibit 4.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 9, 2006.)

4.35	Form of Notes representing $1 billion principal amount of 6.150% Senior Notes due 2037, dated March 2, 2007, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America, News Corporation, as guarantor, and the other subsidiary guarantors named therein and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 9, 2007.)

4.36	Form of Notes representing $1.25 billion principal amount of 6.65% Senior Notes due 2037, dated November 14, 2007, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America Incorporated, the Guarantor named therein and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 6, 2008.)

4.37	Form of Notes representing $700 million principal amount of 6.90% Senior Notes due 2019, dated February 13, 2009, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America Incorporated, the Guarantor named therein and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 7, 2009.)

4.38	Form of Notes representing $300 million principal amount of 7.85% Senior Notes due 2039, dated February 13, 2009, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America Incorporated, the Guarantor named therein and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 7, 2009.)

4.39	Indenture, dated August 25, 2009, as amended and restated on February 16, 2011, by and among News America Incorporated, News Corporation, as Guarantor, and The Bank of New York Mellon, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on February 17, 2011.)

Number	Description
4.40	Form of Notes representing $400 million principal amount of 5.65% Senior Notes due 2020, dated August 25, 2009. (Incorporated by reference to Exhibit 4.3 to the Registration Statement of News America Incorporated on Form S-4 (Registration No. 333-162539) filed with the Securities and Exchange Commission on October 16, 2009.)

4.41	Form of Notes representing $600 million principal amount of 6.90% Senior Notes due 2039, dated August 25, 2009. (Incorporated by reference to Exhibit 4.4 to the Registration Statement of News America Incorporated on Form S-4 (Registration No. 333-162539) filed with the Securities and Exchange Commission on October 16, 2009.)

4.42	Registration Rights Agreement, dated February 16, 2011, by and among News America Incorporated, News Corporation, J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Incorporated by reference to Exhibit 4.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 5, 2011.)

4.43	Form of Notes representing $1.0 billion principal amount of 4.50% Senior Notes due 2021, dated February 16, 2011. (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 5, 2011.)

4.44	Form of Notes representing $1.5 billion principal amount of 6.15% Senior Notes due 2041, dated February 16, 2011. (Incorporated by reference to Exhibit 4.4 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 5, 2011.)

4.45	Notice to Holders of News Corporation Common Stock, dated April 18, 2012. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on April 18, 2012.)

4.46	Notice to Holders of CHESS Depositary Interests Over Common Stock (U.S. Addresses), dated April 18, 2012. (Incorporated by reference to Exhibit 4.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on April 18, 2012.)

4.47	Notice to Holders of CHESS Depositary Interests Over Common Stock (Non-U.S. Addresses), dated April 18, 2012. (Incorporated by reference to Exhibit 4.3 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on April 18, 2012.)

10.1	Master Assignment, Assumption and Indemnity Agreement, dated as of September 13, 2004, by and between The News Corporation Limited, Carlholt Pty. Ltd. and News Corporation, Inc. (Incorporated by reference to Exhibit 10.14 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

10.2	News Corporation 2004 Stock Option Plan. (Incorporated by reference to Exhibit 10.12 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.) ±

10.3	News Corporation 2004 Replacement Stock Option Plan. (Incorporated by reference to Exhibit 10.13 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.) ±

10.4	News Corporation 2005 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on July 7, 2005.) ±

Number	Description
10.5	Amendment No. 1 to the News Corporation 2005 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.12 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.) ±

10.6	Form of Restricted Share Unit Agreement for Cash-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 10, 2005.) ±

10.7	Form of Restricted Share Unit Agreement for Stock-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.3 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 10, 2005.) ±

10.8	Form of Performance Award Agreement Settled in Cash-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.23 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.) ±

10.9	Form of Performance Award Agreement Settled in Stock-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.24 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.) ±

10.10	Summary of Terms and Conditions of News Corporation’s Executive Officer Performance Stock Units. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 3, 2010.) ±

10.11	Letter Agreement, dated August 2, 2010, between News Corporation and K. Rupert Murdoch. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 4, 2010.) ±

10.12	Employment Agreement, dated as of November 15, 2004, by and between News America Incorporated and David F. DeVoe. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 5, 2005.) ±

10.13	Amendment to the Employment Agreement, dated December 16, 2008, between News America Incorporated and David F. DeVoe. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 6, 2009.) ±

10.14	Letter Agreement between News Corporation and David F. DeVoe, dated July 31, 2009. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 5, 2009.) ±

10.15	Employment Letter Agreement, dated August 2, 2010, between News America Incorporated and David F. DeVoe. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 4, 2010.) ±

10.16	Letter Agreement, dated August 2, 2010, between News Corporation and David F. DeVoe. (Incorporated by reference to Exhibit 10.5 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 4, 2010.) ±

Number	Description
10.17	Summary of Key Terms of the Compensation Arrangement for James R. Murdoch. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 8, 2008.) ±

10.18	Letter Agreement, dated August 2, 2010, between News Corporation and James R. Murdoch. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 4, 2010.) ±

10.19	Amended and Restated Employment Agreement, dated as of November 20, 2008, between News America Incorporated and Roger Ailes. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 6, 2009.) ±

10.20	Amended and Restated Employment Agreement, effective as of July 1, 2010, between News America Incorporated and Chase Carey. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 4, 2010.) ±

10.21	Amendment, dated June 11, 2012, to the Amended and Restated Employment Agreement, effective as of July 1, 2010, between News America Incorporated and Chase Carey. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on June 14, 2012.) ±

10.22	Employment Agreement, dated as of January 1, 2011, between News America Incorporated and Joel Klein. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 5, 2011.) ±

10.23	Form of Performance Stock Unit Agreement Settled in Stock-Settled Performance Stock Units. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 4, 2011.) ±

10.24	Form of Performance Stock Unit Agreement Settled in Cash-Settled Performance Stock Units. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 10, 2012.) ±

10.25	Form of Bridge Award Agreement for Stock-Settled Bridge Award Units. *±

10.26	Second Extension Agreement, as of January 1, 2012, between News America Incorporated and Arthur M. Siskind. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 10, 2012.) ±

10.27	Stipulation of Settlement, dated April 12, 2006. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on April 13, 2006.)

10.28	Form of Credit Agreement, dated as of May 2, 2012, among News America Incorporated, News Corporation and the initial lenders and initial issuing banks named therein, JPMorgan Chase Bank, N.A. and Citibank, N.A. as co-administrative agents, JPMorgan Chase Bank, N.A. as designated agent, Bank of America, N.A. as syndication agent, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners and Deutsche Bank Securities Inc., HSBC Bank USA, National Association and Lloyds TSB Bank plc, as co-documentation agents. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on May 4, 2012.)

Number	Description
10.29	Voting and Support Agreement, by and among News Corporation and the signatory stockholders thereto, dated as of July 31, 2007. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 1, 2007.)

10.30	Form of Agreement, by and among Dow Jones & Company, Inc., News Corporation and the Special Committee. (Incorporated by reference to Exhibit 10.2 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 1, 2007.)

10.31	Form of Voting Agreement by and between the Company and the Murdoch Family Interests, dated April 18, 2012. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on April 18, 2012.)

12.1	Ratio of Earnings to Fixed Charges. *

21	List of Subsidiaries. *

23.1	Consent of Ernst & Young LLP. *

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. *

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. *

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002. **

101	The following financial information from News Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2012, 2011 and 2010; (ii) Consolidated Balance Sheets as of June 30, 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2012, 2011 and 2010; (iv) Consolidated Statements of Equity and Other Comprehensive Income for the fiscal years ended June 30, 2012, 2011 and 2010 and (v) Notes to the Consolidated Financial Statements. *

*	Filed herewith.
**	Furnished herewith.
±	Management contract or compensatory plan or arrangement.