Form 10-Q
period 2012-09-30
NEWS CORP
filed 2012-11-09
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

NEWS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-0075658 (I.R.S. Employer Identification No.)

1211 Avenue of the Americas, New York, New York (Address of Principal Executive Offices)	10036 (Zip Code)

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

As of October 26, 2012, 1,546,011,394 shares of Class A Common Stock, par value $0.01 per share, and 798,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended September 30,
	2012	2011
Revenues	$8,136	$7,959

Operating expenses	(4,848)	(4,753)
Selling, general and administrative	(1,610)	(1,527)
Depreciation and amortization	(300)	(294)
Impairment and restructuring charges	(152)	(91)
Equity earnings of affiliates	190	121
Interest expense, net	(267)	(258)
Interest income	31	36
Other, net	1,375	(130)

Income before income tax expense	2,555	1,063
Income tax expense	(259)	(277)

Net income	2,296	786
Less: Net income attributable to noncontrolling interests	(63)	(48)

Net income attributable to News Corporation stockholders	$2,233	$738

Weighted average shares:
Basic	2,366	2,607
Diluted	2,370	2,612

Net income attributable to News Corporation stockholders per share:
Basic	$0.94	$0.28
Diluted	$0.94	$0.28

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN MILLIONS)

	For the three months ended September 30,
	2012	2011
Net income	$2,296	$786
Other comprehensive income (loss):
Foreign currency translation adjustments	279	(1,216)
Unrealized holding losses on securities	(1)	(122)
Benefit plan adjustments	14	14

Other comprehensive income (loss)	292	(1,324)

Comprehensive income (loss)	2,588	(538)

Less: Net income attributable to noncontrolling interests(a)	(63)	(48)
Less: Other comprehensive income attributable to noncontrolling interests	(1)	9

Comprehensive income (loss) attributable to News Corporation stockholders	$2,524	$(577)

(a)

Net income attributable to noncontrolling interests includes $22 million and $7 million relating to redeemable noncontrolling interests for the three months ended September 30, 2012 and 2011, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of September 30, 2012	As of June 30, 2012
	(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents	$12,007	$9,626
Receivables, net	6,634	6,608
Inventories, net	2,856	2,595
Other	770	619

Total current assets	22,267	19,448

Non-current assets:
Receivables	464	387
Investments	4,725	4,968
Inventories, net	4,835	4,596
Property, plant and equipment, net	5,830	5,814
Intangible assets, net	7,128	7,133
Goodwill	13,190	13,174
Other non-current assets	1,237	1,143

Total assets	$59,676	$56,663

Liabilities and Equity:
Current liabilities:
Borrowings	$273	$273
Accounts payable, accrued expenses and other current liabilities	5,615	5,405
Participations, residuals and royalties payable	1,862	1,691
Program rights payable	1,292	1,368
Deferred revenue	1,003	880

Total current liabilities	10,045	9,617

Non-current liabilities:
Borrowings	16,184	15,182
Other liabilities	3,693	3,650
Deferred income taxes	2,329	2,388
Redeemable noncontrolling interests	648	641
Commitments and contingencies

Equity:
Class A common stock(a)	15	15
Class B common stock(b)	8	8
Additional paid-in capital	16,016	16,140
Retained earnings and accumulated other comprehensive income	10,225	8,521

Total News Corporation stockholders’ equity	26,264	24,684
Noncontrolling interests	513	501

Total equity	26,777	25,185

Total liabilities and equity	$59,676	$56,663

(a)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,555,194,481 shares and 1,584,519,372 shares issued and outstanding, net of 1,775,950,044 and 1,775,983,637 treasury shares at par at September 30, 2012 and June 30, 2012, respectively.

(b)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 313,721,702 treasury shares at par at September 30, 2012 and June 30, 2012.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the three months ended September 30,
	2012	2011
Operating activities:
Net income	$2,296	$786
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	300	294
Amortization of cable distribution investments	21	24
Equity earnings of affiliates	(190)	(121)
Cash distributions received from affiliates	18	64
Impairment charges	35	—
Other, net	(1,375)	130
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(164)	(275)
Inventories, net	(465)	(537)
Accounts payable and other liabilities	234	59

Net cash provided by operating activities	710	424

Investing activities:
Property, plant and equipment, net of acquisitions	(176)	(248)
Acquisitions, net of cash acquired	(227)	(67)
Investments in equity affiliates	69	(34)
Other investments	(30)	(78)
Proceeds from dispositions	1,825	334

Net cash provided by (used in) investing activities	1,461	(93)

Financing activities:
Borrowings	988	—
Repayment of borrowings	—	(32)
Issuance of shares	111	12
Repurchase of shares	(877)	(1,272)
Dividends paid	(52)	(23)
Other, net	9	—

Net cash provided by (used in) financing activities	179	(1,315)

Net increase (decrease) in cash and cash equivalents	2,350	(984)
Cash and cash equivalents, beginning of year	9,626	12,680
Exchange movement on opening cash balance	31	(267)

Cash and cash equivalents, end of year	$12,007	$11,429

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

News Corporation, a Delaware corporation, with its subsidiaries (together, “News Corporation” or the “Company”), is a diversified global media company, which manages and reports its businesses in six segments: Cable Network Programming, Filmed Entertainment, Television, Direct Broadcast Satellite Television, Publishing and Other.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these unaudited consolidated financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013.

These interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 as filed with the Securities and Exchange Commission (“SEC”) on August 14, 2012 and as amended on October 1, 2012 (the “2012 Form 10-K”).

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

The Company has an investment in Sky Deutschland AG (“Sky Deutschland”) which it considers a variable interest entity (“VIE”). The Company’s aggregate risk of loss related to this investment was approximately $510 million and $515 million as of September 30, 2012 and June 30, 2012, respectively, which consisted of debt and equity securities and a loan. (See Note 6—Investments)

The Company also has a consolidated investment in a VIE; however, the assets, liabilities, net income and cash flows attributable to this entity were not material to the Company in any of the periods presented.

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

The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2013 and fiscal 2012 include 52 weeks. All references to September 30, 2012 and September 30, 2011 relate to the three months ended September 30, 2012 and October 2, 2011, respectively. For convenience purposes, the Company continues to date its financial statements as of September 30.

Certain fiscal 2012 amounts have been reclassified to conform to the fiscal 2013 presentation.

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In the first quarter of fiscal 2013, the Company adopted Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which requires an entity to present total comprehensive income, the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of ASU 2011-05 resulted in two separate but consecutive statements.

In the first quarter of fiscal 2013, the Company adopted ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). Under ASU 2011-08 the Company has the option to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Issued

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”), which permits an entity to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit’s indefinite-lived intangible asset is less than the asset’s carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that the fair value of a reporting unit’s indefinite-lived intangible asset is more likely than not greater than the asset’s carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2012-02 is effective for the Company for annual and interim indefinite-lived intangible asset impairment tests performed beginning July 1, 2013, however, early adoption is permitted. The Company is currently evaluating the impact ASU 2012-02 will have on its consolidated financial statements.

In October 2012, the FASB issued ASU 2012-07, “Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs” (“ASU 2012-07”), which would have the effect of incorporating into the fair value measurement used for the impairment analysis of unamortized film costs only information that is known or knowable as of the measurement date, consistent with how information is incorporated into other fair value measurements. ASU 2012-07 is effective for the Company for impairment assessments performed on or after December 15, 2012. The Company is currently evaluating the impact ASU 2012-07 will have on its consolidated financial statements.

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Fiscal 2013

Acquisitions

In July 2012, the Company acquired Thomas Nelson, Inc. (“Thomas Nelson”), one of the leading Christian book publishers in the United States, for approximately $200 million in cash. In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles—Goodwill and Other,” the purchase price has been preliminarily allocated to intangibles. The amount allocated to intangibles is subject to change pending the completion of final valuations of certain assets and liabilities. A change in the purchase price allocation and any estimates of useful lives could result in a change in the value allocated to the intangible assets that could impact future amortization expense.

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

In November 2012, the Company acquired the remaining 50% interest in ESPN STAR Sports (“ESS”) it did not already own for approximately $335 million in cash. ESS is the leading sports broadcaster in Asia and the Company now, through its wholly owned subsidiaries, owns 100% of ESS. Accordingly, the results of ESS will be included in the Company’s consolidated results of operations in November 2012.

Other

In July 2011, the Company announced that it would close its publication, The News of the World, after allegations of phone hacking and payments to public officials. As a result of management’s approval of the shutdown of The News of the World, the Company has reorganized portions of the U.K. newspaper business and has recorded restructuring charges in fiscal 2013 and 2012 primarily for termination benefits and certain organizational restructuring at the U.K. newspapers. (See Note 4—Restructuring Programs) The Company is subject to several ongoing investigations by U.K. and U.S. regulators and governmental authorities, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is cooperating with these investigations. In addition, the Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. The Company created an independently-chaired Management & Standards Committee (the “MSC”), which operates independently from NI Group Limited (“News International”) and has full authority to ensure cooperation with all relevant investigations and inquiries into The News of the World matters and all other related

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

issues across News International. The MSC conducts its own internal investigation where appropriate. The MSC has an independent Chairman, Lord Grabiner QC, and reports directly to Gerson Zweifach, Senior Executive Vice President and Group General Counsel of the Company. Mr. Zweifach reports to the independent members of the Board of Directors (the “Board”) through their representative Viet Dinh, an independent director and Chairman of the Company’s Nominating and Corporate Governance Committee. The independent directors of the Board have retained independent outside counsel and are actively engaged in these matters. The MSC conducted an internal investigation of the three other titles at News International and engaged independent outside counsel to advise it on these investigations and all other matters it handles. News International has instituted governance reforms and issued certain enhanced policies to its employees. The Company has also engaged independent outside counsel to assist it in responding to U.S. governmental inquiries. (See Note 13—Commitments and Contingencies for a summary of the costs of The News of the World Investigations and Litigation.)

In May 2012, the Company renewed its existing FOX affiliation agreement with a major FOX affiliate group (“Network Affiliate”). As part of the transaction, the Company received a one-time payment of $25 million and an option to buy Network Affiliate’s stations in any three of four markets or, if such option is not exercised, receive an additional $25 million cash payment. Further, Network Affiliate has an option to buy the Company’s Baltimore station. Both options may be exercised at any time through March 30, 2013. Network Affiliate has exercised its option to purchase the Baltimore station.

In June 2012, the Company announced that it intends to pursue the separation of its publishing and its media and entertainment businesses into two distinct publicly traded companies. The global publishing company that would be created through the proposed transaction would consist of the Company’s publishing businesses, its education division and other Australian assets. The global media and entertainment company would consist of the Company’s cable and television assets, filmed entertainment, and direct satellite broadcasting businesses. Following the separation, each company would maintain two classes of common stock: Class A Common and Class B Common Voting Shares. The separation is expected to be completed in approximately one year from the date of announcement. In addition to final approval from the Board and stockholder approval, the completion of the separation will be subject to receipt of regulatory approvals, opinions from tax counsel and favorable rulings from certain tax jurisdictions regarding the tax-free nature of the transaction to the Company and to its stockholders, further due diligence as appropriate, and the filing and effectiveness of appropriate filings with the SEC.

At the end of fiscal 2012, the Company identified certain businesses as held for sale and reclassified the net assets to other current assets. In the three months ended September 30, 2012, as a result of revised projections, the Company recorded a $35 million non-cash impairment charge related to its assets held for sale to reduce the carrying value of these assets to fair value less cost to sell. The assets, liabilities and cash flows attributable to these businesses were not material to the Company in any of the periods presented and, accordingly, have not been presented separately.

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

The FPAS acquisition was accounted for in accordance with ASC 805, “Business Combinations,” which requires an acquirer to remeasure its previously held equity interest in an acquiree at its acquisition date fair value and recognize the resulting gain or loss in earnings. The carrying amount of the Company’s previously held equity interest in FPAS was revalued to fair value at the acquisition date, resulting in a non-taxable gain of approximately $158 million which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2012. In accordance with ASC 350 the excess purchase price preliminarily allocated to goodwill will not be amortized for the FPAS acquisition. The amount allocated to goodwill is subject to change pending the completion of final valuations of certain assets and liabilities. A future reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets could reduce future earnings as a result of additional amortization.

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

Disposals

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

NOTE 3. RECEIVABLES, NET

Receivables are presented net of an allowance for returns and doubtful accounts, which is an estimate of amounts that may not be collectible. In determining the allowance for returns, management analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s products. Based on this information, management reserves a percentage of each dollar of product sales that provide the customer with the right of return. The allowance for doubtful accounts is estimated based on historical experience, receivable aging, current economic trends and specific identification of certain receivables that are at risk of not being paid.

The Company has receivables with original maturities greater than one year in duration principally related to the Company’s sale of program rights in the television syndication markets within the Filmed Entertainment segment. Allowances for credit losses are established against these non-current receivables as necessary. As of September 30, 2012 and June 30, 2012, these allowances were not material.

Receivables, net consisted of:

	At September 30, 2012	At June 30, 2012
	(in millions)
Total receivables	$8,072	$7,981
Allowances for returns and doubtful accounts	(974)	(986)

Total receivables, net	7,098	6,995
Less: current receivables, net	(6,634)	(6,608)

Non-current receivables, net	$464	$387

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. RESTRUCTURING PROGRAMS

Fiscal 2013

During the three months ended September 30, 2012, the Company recorded restructuring charges of $117 million, of which $112 million related to the newspaper businesses. The restructuring charges primarily relate to the reorganization of the Australian newspaper businesses which was announced at the end of fiscal 2012 and the continued reorganization of the U.K. newspaper business. The restructuring charges recorded in the first quarter of fiscal 2013 are primarily for termination benefits in Australia and contract termination payments in the U.K.

Fiscal 2012

During the three months ended September 30, 2011, the Company recorded restructuring charges of $91 million, of which $88 million related to the newspaper businesses. The Company reorganized portions of the U.K. newspaper business and recorded restructuring charges in the first quarter of fiscal 2012 primarily for termination benefits as a result of the shutdown of The News of the World and certain organizational restructurings at other newspapers.

Changes in the program liabilities were as follows:

	For the three months ended September 30,
	2012				2011
	One time termination benefits	Facility related costs	Other costs	Total	One time termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, beginning of period	$64	$185	$—	$249	$27	$207	$—	$234
Additions	64	2	51	117	74	3	14	91
Payments	(77)	(8)	(49)	(134)	(22)	(10)	(10)	(42)
Other	—	—	(1)	(1)	(5)	1	(3)	(7)

Balance, end of period	$51	$179	$1	$231	$74	$201	$1	$276

The Company expects to record an additional $65 million of restructuring charges, principally related to accretion on facility termination obligations through fiscal 2021 and additional termination benefits related to the newspaper businesses. At September 30, 2012, restructuring liabilities of approximately $82 million and $149 million were included in the consolidated balance sheets in other current liabilities and other liabilities, respectively. Amounts included in other liabilities primarily relate to facility termination obligations, which are expected to be paid through fiscal 2021.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. INVENTORIES

The Company’s inventories were comprised of the following:

	At September 30, 2012	At June 30, 2012
	(in millions)
Programming rights	$4,527	$4,285
Books, DVDs, Blu-rays, paper and other merchandise	404	348
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	755	846
Completed, not released	14	135
In production	756	502
In development or preproduction	141	140

	1,666	1,623

Television productions:
Released (including acquired libraries)	582	561
In production	506	370
In development or preproduction	6	4

	1,094	935

Total filmed entertainment costs, less accumulated amortization(a)	2,760	2,558

Total inventories, net	7,691	7,191
Less: current portion of inventory, net(b)	(2,856)	(2,595)

Total noncurrent inventories, net	$4,835	$4,596

(a)

Does not include $389 million and $397 million of net intangible film library costs as of September 30, 2012 and June 30, 2012, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheets.

(b)	Current inventory as of September 30, 2012 and June 30, 2012 is comprised of programming rights ($2,484 million and $2,279 million, respectively), books, DVDs, Blu-rays, paper and other merchandise.

NOTE 6. INVESTMENTS

The Company’s investments were comprised of the following:

		Ownership Percentage	At September 30, 2012	At June 30, 2012
			(in millions)
Equity method investments:
British Sky Broadcasting Group plc(a)	U.K. DBS operator	39%	$1,896	$1,710
Sky Network Television Ltd.(a)	New Zealand media company	44%	399	390
Sky Deutschland(a)	German pay-TV operator	49.9%	223	231
NDS Group Limited(b)	Digital technology company	—%	—	492
Other equity method investments		various	954	904
Fair value of available-for-sale investments(c)		various	572	561
Other investments		various	681	680

Total Investments			$4,725	$4,968

(a)

The market value of the Company’s investment in British Sky Broadcasting Group plc (“BSkyB”), Sky Deutschland and Sky Network Television Ltd., of $7,783 million, $1,559 million and $719 million at September 30, 2012, respectively, were valued using quoted market prices.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(b)

In July 2012, the Company sold its 49% investment in NDS Group Limited (“NDS”) and the investment basis in NDS did not change significantly from June 30, 2012. See Other section below for more information on this transaction.

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

The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	At September 30, 2012	At June 30, 2012
	(in millions)
Cost basis of available-for-sale investments	$278	$278
Accumulated gross unrealized gain	304	305
Accumulated gross unrealized loss	(10)	(22)

Fair value of available-for-sale investments	$572	$561

Net deferred tax liability(a)	$111	$108

(a)	The net deferred tax liability includes $107 million related to unrealized gains recorded in comprehensive income as of September 30, 2012 and June 30, 2012.

BSkyB

During fiscal 2010, the Company announced that it had proposed to the board of directors of BSkyB, in which the Company currently has an approximate 39% interest, to make a cash offer for the BSkyB shares that the Company does not already own. On July 13, 2011, the Company announced that it no longer intended to make an offer for the BSkyB shares that the Company does not already own. As a result of the July 2011 announcement, the Company paid BSkyB a termination fee of approximately $63 million in accordance with a cooperation agreement between the parties. The termination fee was reflected in Other, net in the Company’s unaudited consolidated statements of operations for the three months ended September 30, 2011.

In November 2011, BSkyB’s shareholders and board of directors authorized a share repurchase program and in November 2012 they authorized an increase in the share repurchase program. The Company entered into an agreement with BSkyB under which, following any market purchases of shares by BSkyB, the Company will sell to BSkyB sufficient shares to maintain its approximate 39% interest subsequent to those market purchases, for a price equal to the price paid by BSkyB in respect of the relevant market purchases. BSkyB began repurchasing shares as part of this share repurchase program during the second quarter of fiscal 2012. As a result, during the three months ended September 30, 2012, the Company received cash consideration of approximately $93 million and recognized a gain of $75 million which was included in Equity earnings of affiliates in the Company’s unaudited consolidated statements of operations.

Sky Deutschland

The Company’s investment in Sky Deutschland consists of common stock, convertible bonds and loans.

The Company currently has the right to convert the bonds into 53.9 million underlying Sky Deutschland shares, subject to certain black-out periods. If not converted, the Company will have the option to redeem the bonds for cash upon their maturity in January 2015. The convertible bonds were separated into its host and derivative financial instrument components, both of which were recorded at their estimated fair value in Investments in the consolidated balance sheets. The change in estimated fair value of the derivative instrument of approximately $7 million and $(82) million was recorded in Other, net in the Company’s unaudited consolidated statements of operations for the three months ended September 30, 2012 and 2011, respectively. The change in estimated fair value of the host was not material for the three months ended September 30, 2012 and 2011.

In February 2012, the Company agreed to backstop €300 million (approximately $395 million) of financing measures that were being initiated by Sky Deutschland. The first step of the financing was completed in February 2012, in which Sky Deutschland raised

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

approximately €155 million, and the Company acquired 35.3 million additional shares of Sky Deutschland maintaining its ownership at 49.9%. The aggregate cost of the shares acquired by the Company was approximately €80 million (approximately $100 million) and the shares were newly registered shares issued pursuant to the capital increase. The second capital increase of €145 million (approximately $195 million) is expected to be raised by Sky Deutschland within the next six months and is planned through any or a combination of the following measures: a rights offering, a private placement, a loan provided by the Company and/or a convertible bond underlying Sky Deutschland shares. In the event that a convertible bond is issued, the remaining €145 million funding will be increased by the amount of interest payable on the bond from the date of issue until December 31, 2013. The Company’s backstop commitment is subject to certain customary conditions such as the absence of a material adverse change in Sky Deutschland’s business.

In addition to the financing measures noted above, the Company has also agreed to loan Sky Deutschland approximately $70 million to support the launch of a sports news channel which it expects to fund within fiscal 2013.

Other

In March 2012, the Company sold its 17% interest in Hathway Cable and Datacom Limited for approximately $71 million. The Company recorded a gain of approximately $23 million on this transaction which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2012.

In May 2012, FOXTEL, a cable and satellite television service in Australia, in which the Company currently owns a 25% interest, purchased Austar United Communications Ltd to create a national subscription television service in Australia. The transaction was funded by FOXTEL bank debt and FOXTEL’s shareholders made pro-rata capital contributions in the form of subordinated shareholder notes based on their respective ownership interest. The Company’s share of the funding contribution was approximately $230 million. The subordinated shareholder note has a maximum term of 15 years, with interest payable on June 30th each year and at maturity. The subordinated shareholder note can be repaid in 10 years provided that FOXTEL’s senior debt has been repaid. Upon maturity, the principal advanced will be repayable.

In May 2012, the Company acquired a 17% interest in Bona Film Group (“Bona”), a film distributor in China, for approximately $70 million in cash. As a result of this transaction, the Company has significant influence and therefore, accounts for its investment in Bona under the equity method of accounting.

In July 2012, the Company sold its 49% investment in NDS to Cisco Systems Inc. for approximately $1.9 billion, of which approximately $60 million has been set aside in escrow to satisfy any indemnification obligations. The Company recorded a gain of approximately $1.4 billion on this transaction which was included in Other, net in the unaudited consolidated statements of operations for the three months ended September 30, 2012.

In September 2012, the Company agreed to acquire Consolidated Media Holdings Ltd. (“CMH”), a media investment company that operates in Australia, for approximately $2 billion. CMH has a 25% interest in FOXTEL and a 50% interest in FOX Sports Australia, a producer of Australia’s leading sports channels. The acquisition will double the Company’s stakes in FOX Sports Australia and FOXTEL to 100% and 50%, respectively. The transaction was approved by CMH shareholders in October 2012 and by the Federal Court of Australia in November 2012, and is expected to close on November 19, 2012.

NOTE 7. FAIR VALUE

In accordance with ASC 820, “Fair Value Measurement,” fair value measurements are required to be disclosed using a three-tiered fair value hierarchy which distinguishes market participant assumptions into the following categories: (i) inputs that are quoted prices in active markets (“Level 1”); (ii) inputs other than quoted prices included within Level 1 that are observable, including quoted prices for similar assets or liabilities (“Level 2”); and (iii) inputs that require the entity to use its own assumptions about market participant assumptions (“Level 3”). Additionally, in accordance with ASC 815, “Derivatives and Hedging,” the Company has included additional disclosures about the Company’s derivatives and hedging activities (Level 2).

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The tables below present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair Value Measurements
	As of September 30, 2012
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities(a)	$572	$349	$223	$—
Derivatives(b)	8	—	8	—
Redeemable noncontrolling interests(c)	(648)	—	—	(648)

Total	$(68)	$349	$231	$(648)

	As of June 30, 2012
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities(a)	$561	$351	$210	$—
Derivatives(b)	17	—	17	—
Redeemable noncontrolling interests(c)	(641)	—	—	(641)

Total	$(63)	$351	$227	$(641)

(a)	See Note 6—Investments.
(b)	Represents derivatives associated with the Company’s foreign exchange forward contracts designated as hedges.
(c)

The Company accounts for the redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A because their exercise is outside the control of the Company and, accordingly, as of September 30, 2012 and June 30, 2012, has included the fair value of the redeemable noncontrolling interests in the consolidated balance sheets. The majority of redeemable noncontrolling interests recorded at fair value are put arrangements held by the noncontrolling interests in two of the Company’s majority-owned RSNs and in one of the Company’s Asian general entertainment television joint ventures.

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

Significant unobservable inputs used in the fair value measurement of the Company’s redeemable noncontrolling interests are earnings before interest, taxes, depreciation and amortization (“EBITDA”) growth rates (3%-4% range) and discount rates (8%-9% range). Significant increases (decreases) in growth rates and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in growth rates and multiples, would result in a significantly higher (lower) fair value measurement.

The fair value of the redeemable noncontrolling interests in the RSNs were primarily determined by (i) applying a multiples-based formula that is intended to approximate fair value for one of the RSNs and (ii) using a discounted EBITDA valuation model, assuming a 9% discount rate for the other RSN. At September 30, 2012, the minority shareholder’s put right in one of the RSNs is currently exercisable.

The fair value of the redeemable noncontrolling interest in the Asian general entertainment television joint venture was determined using a market approach. At September 30, 2012, the minority shareholder’s put right is exercisable.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The remaining redeemable noncontrolling interest is currently not exercisable and is not material.

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the three months ended September 30,
	2012	2011
	(in millions)
Beginning of period	$(641)	$(242)
Total gains (losses) included in net income	(22)	(7)
Total gains (losses) included in other comprehensive income	—	—
Other	15	5

End of period	$(648)	$(244)

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables, payables and cost investments, approximates fair value.

The aggregate fair value of the Company’s borrowings at September 30, 2012 was approximately $20,263 million compared with a carrying value of $16,457 million and, at June 30, 2012, was approximately $18,300 million compared with a carrying value of $15,455 million. Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market.

Foreign Currency Forward Contracts

The Company uses financial instruments designated as cash flow hedges primarily to hedge certain exposures to foreign currency exchange risks associated with the cost for producing or acquiring films and television programming abroad. The notional amount of foreign exchange forward contracts with foreign currency risk outstanding at September 30, 2012 and June 30, 2012 was $180 million and $294 million, respectively. As of September 30, 2012 and June 30, 2012, the fair values of the foreign exchange forward contracts of approximately $8 million and $17 million, respectively, were recorded in the underlying hedged balances. The Company’s foreign currency forward contracts are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.

The effective changes in fair value of derivatives designated as cash flow hedges for the three months ended September 30, 2012 and 2011 of $1 million and $46 million, respectively, were recorded in accumulated other comprehensive income with foreign currency translation adjustments. The ineffective changes in fair value of derivatives designated as cash flow hedges were immaterial. Amounts are reclassified from accumulated other comprehensive income when the underlying hedged item is recognized in earnings. During the three months ended September 30, 2012 and 2011, the Company reclassified gains (losses) of approximately $10 million and $(4) million, respectively, from other comprehensive income to net income. The Company expects to reclassify the cumulative change in fair value included in other comprehensive income within the next 24 months. Cash flows from the settlement of foreign exchange forward contracts offset cash flows from the underlying hedged item and are included in operating activities in the consolidated statements of cash flows.

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk at September 30, 2012 or June 30, 2012 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At September 30, 2012, the Company did not anticipate nonperformance by any of the counterparties.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

The increase in the carrying value of Intangible assets, net and Goodwill of $11 million during the three months ended September 30, 2012 was primarily due to acquisitions at the Publishing segment and foreign currency adjustments. These increases were partially offset by amortization expense and an impairment at the Other segment.

NOTE 9. BORROWINGS

Notes Due 2022

In September 2012, News America Incorporated (“NAI”), a wholly-owned subsidiary of the Company, issued $1.0 billion of 3.00% Senior Notes due 2022. The net proceeds of approximately $988 million will be used for general corporate purposes.

Notes Due 2013

The Company has $273 million of 9.25% Senior Debentures due February 1, 2013 outstanding which is included in Borrowings within current liabilities as of September 30, 2012.

Other

In August 2006, the Company entered into a loan agreement with Raiffeisen Zentralbank Österreich AG (“RZB”), which was subsequently amended in September 2009. The Company repaid the outstanding balance of $32 million in July 2011 in connection with the disposal of News Outdoor Russia.

NOTE 10. FILM PRODUCTION FINANCING

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. STOCKHOLDERS’ EQUITY

The following table summarizes changes in equity:

	For the three months ended September 30,
	2012				2011
	News Corporation Stockholders	Noncontrolling Interests		Total Equity	News Corporation Stockholders	Noncontrolling Interests		Total Equity
	(in millions)
Balance, beginning of period	$24,684	$501		$25,185	$30,069	$578		$30,647
Net income	2,233	41	(a)	2,274	738	41	(a)	779
Other comprehensive income (loss)	291	1		292	(1,315)	(9)		(1,324)
(Cancellation) issuance of shares, net	(687)	—		(687)	(1,204)	—		(1,204)
Dividends declared	(201)	—		(201)	(246)	—		(246)
Other	(56)	(30	)(b)	(86)	(113)	(120	)(b)	(233)

Balance, end of period	$26,264	$513		$26,777	$27,929	$490		$28,419

(a)

Net income attributable to noncontrolling interests excludes $22 million and $7 million for the three months ended September 30, 2012 and 2011, respectively, relating to redeemable noncontrolling interests which are reflected in temporary equity.

(b)

Other activity attributable to noncontrolling interests excludes $(15) million and $(5) million for the three months ended September 30, 2012 and 2011, respectively, relating to redeemable noncontrolling interests. The activity for the three months ended September 30, 2011 primarily relates to the disposal of News Outdoor Russia.

Dividends

The Company declared a dividend of $0.085 per share on both the Class A common stock, par value $0.01 per share (“Class A Common Stock”) and the Class B common stock, par value $0.01 per share (“Class B Common Stock”) in the three months ended September 30, 2012, which was paid in October 2012 to stockholders of record on September 12, 2012. The related total aggregate dividend paid to stockholders in October 2012 was approximately $200 million.

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

The remaining authorized amount under the Company’s stock repurchase program at September 30, 2012, excluding commissions, was approximately $4.5 billion.

The program may be modified, extended, suspended or discontinued at any time.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Temporary Suspension of Voting Rights Affecting Non-U.S. Stockholders

On April 18, 2012, the Company announced that it suspended 50% of the voting rights of the Class B Common Stock held by stockholders who are not U.S. citizens (“Non-U.S. Stockholders”) in order to maintain compliance with U.S. law which states that no broadcast station licensee may be owned by a corporation if more than 25% of that corporation’s stock was owned or voted by Non-U.S. Stockholders. The Company owns broadcast station licensees in connection with its ownership and operation of 27 U.S. television stations. On September 28, 2012, the Audit Committee of the Company’s Board of Directors determined that approximately 32% of the Company’s Class B Common Stock is owned by Non-U.S. Stockholders, and the combined ownership of Class A Common Stock and Class B Common Stock by Non-U.S. Stockholders is less than 25% of the combined outstanding shares of Class A Common Stock and Class B Common Stock. The Audit Committee reduced the previously-announced suspension of voting rights of shares of Class B Common Stock held by Non-U.S. Stockholders to 40%. This suspension of voting rights will remain in place for as long as the Company deems it necessary to maintain compliance with applicable U.S. law, and may be adjusted by the Audit Committee as it deems appropriate. However, the suspension will not apply in connection with any vote on any matter on which holders of Class A Common Stock shall be entitled to vote together with holders of Class B Common Stock as described in the Company’s Restated Certificate of Incorporation. The suspension will not impact the rights of Non-U.S. Stockholders of Class B Common Stock to receive dividends and distributions.

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

NOTE 12. EQUITY BASED COMPENSATION

The following table summarizes the Company’s equity-based compensation transactions:

	For the three months ended September 30,
	2012	2011
	(in millions)
Equity-based compensation	$97	$51

Cash received from exercise of equity-based compensation	$93	$1

At September 30, 2012, the Company’s total compensation cost related to restricted stock units (“RSUs”) and performance stock units (“PSUs”) not yet recognized for all equity-based compensation plans was approximately $330 million, and is expected to be recognized over a weighted average period between one and two years. Compensation expense on all equity-based awards is generally recognized on a straight-line basis over the vesting period of the entire award. However, certain performance based awards are recognized on an accelerated basis.

The intrinsic value of stock options exercised during the three months ended September 30, 2012 and 2011 was $20 million and nil, respectively. The intrinsic value of the stock options outstanding as of September 30, 2012 and June 30, 2012 was $35 million and $39 million, respectively.

At September 30, 2012 and June 30, 2012, the liability for cash-settled awards was approximately $129 million and $119 million, respectively.

The Company recognized a tax benefit on vested RSUs and stock options exercised of approximately $23 million and $10 million for the three months ended September 30, 2012 and 2011, respectively.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Performance Stock Units

PSUs are fair valued on the date of grant and expensed using a straight-line method as the awards cliff vest at the end of the three year performance period. The Company also estimates the number of shares expected to vest which is based on management’s determination of the probable outcome of the performance condition, which requires considerable judgment. The Company records a cumulative adjustment in periods that the Company’s estimate of the number of shares expected to vest changes. Additionally, the Company ultimately adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. The number of shares that will be issued upon vesting of PSUs can range from 0% to 200% (certain executives are limited to 150%) of the target award, based on the Company’s three-year total shareholder return (“TSR”) as measured against the three-year TSR of the companies that comprise the Standard & Poor’s 500 Index (excluding financial and energy sector companies) and other performance measures. The fair value of the PSUs is determined using a Monte Carlo simulation model.

In September 2011, certain executives of the Company responsible for various business units within the Company each received a grant of PSUs that has a three year performance measurement period beginning in July 2011. This award is subject to the achievement of pre-defined goals for operating profit, cash flow and key divisional performance indicators for the performance period. The majority of this award will be settled in shares of Class A Common Stock.

In August 2012 and 2011, the Compensation Committee approved a grant of PSUs that has a three year performance measurement period beginning for the fiscal years ending June 30, 2013 and 2012, respectively. For executive directors of the Company, each PSU represents the right to receive the U.S. dollar value of one share of Class A Common Stock in cash after the completion of the three year performance period, subject to the satisfaction of one or more pre-established objective performance measures determined by the Compensation Committee. These awards have a graded vesting and the expense recognition is accelerated.

In fiscal 2013 and 2012, a total of 1.1 million and 9.1 million target PSUs were granted, respectively, of which nil and 6.9 million, respectively, will be settled in shares of Class A Common Stock.

Restricted Stock Units

During the three months ended September 30, 2012 and 2011, approximately 1.2 million and 6.5 million RSUs were granted, respectively, of which 1.2 million and 6.3 million, respectively, will be settled in shares of Class A Common Stock. RSUs granted to executive directors and certain awards granted to employees in certain foreign locations are settled in cash.

During the three months ended September 30, 2012 and 2011, approximately 6.7 million and 8.0 million RSUs vested, respectively, of which approximately 5.9 million and 6.9 million, respectively, were settled in shares of Class A Common Stock, before statutory tax withholdings. The fair value of RSUs settled in shares of Class A Common Stock was approximately $137 million and $113 million for the three months ended September 30, 2012 and 2011, respectively. The remaining 0.8 million and 1.1 million RSUs settled during the three months ended September 30, 2012 and 2011, respectively, were settled in cash of approximately $18 million in both periods, before statutory tax withholdings.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of September 30, 2012 and June 30, 2012 were $68,726 million and $63,644 million, respectively. The increase from June 30, 2012 was primarily due to the renewal of rights to telecast certain MLB regular season and post season games through the 2021 MLB season and the issuance of 3.00% Senior Notes due 2022.

In October 2012, the Company signed an eight-year contract with NASCAR for the renewal of rights to telecast the Daytona 500 and the first third of the Sprint Cup Series through 2022.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

The Company’s guarantees as of September 30, 2012 have not changed significantly from disclosures included in the 2012 Form 10-K.

In October 2012, the Company and the other joint-venture partners guaranteed the debt of an equity associate. The Company’s maximum obligation under this guarantee is approximately $115 million.

Contingencies

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

On July 18, 2012, the defendants renewed their postponed motion to dismiss in the Consolidated Action, and in support thereof, they filed supplemental briefing directed towards the allegations of the Third Amended Complaint. Plaintiffs’ response was filed on August 8, 2012. A hearing on the fully briefed motion was held in Chancery Court on September 19, 2012. The Court reserved decision.

On May 30, 2012, a purported stockholder of the Company filed a class action lawsuit in the Delaware Court of Chancery on behalf of all non-U.S. stockholders of the Company’s Class B shares, captioned Första Ap-Fonden v. News Corporation, et al. The plaintiff alleges that, by temporarily suspending 50% of the voting rights of the Class B shares held by non-U.S. stockholders to remain in compliance with U.S. governing broadcast licenses (the “Suspension”), the Company and the Board violated the Company’s charter and the General Corporation Law of the State of Delaware (“DGCL”) and the directors breached their fiduciary duties, both in approving the Suspension and in failing to monitor the Company’s ownership by non-U.S. stockholders. The complaint named as defendants the Company and all directors of the Company at the time of the Suspension. The complaint sought a declaration that the defendants violated the Company’s charter and the DGCL, a declaration that the directors breached their fiduciary duties, a declaration that the Suspension is invalid and unenforceable, an injunction of the Suspension, damages, fees, and costs. On June 11, 2012, the defendants filed an opening brief in support of a motion to dismiss the complaint in its entirety. On August 2, 2012, the plaintiff filed a Verified Amended and Supplemented Class Action Complaint (the “Amended and Supplemented Complaint”). The Amended and Supplemented Complaint seeks a declaration that the defendants violated the Company’s charter and the DGCL, a declaration that the directors breached their fiduciary duties, a declaration that the Suspension is invalid and unenforceable, an injunction of the Suspension, a declaration that non-U.S. stockholders of the Company’s Class B shares are entitled to vote all of their shares on the Proposed Separation Transaction, damages, fees, and costs. On August 28, 2012, the parties entered into a Memorandum of Understanding providing for an agreement in principle to settle the lawsuit (“MOU”). The MOU, which was filed with the Court on September 5, 2012, provides in pertinent part: (i) within 5 business days after receiving Court approval, the Company will file a petition with the FCC requesting permission to comply with law governing broadcast licenses for any meeting of stockholders by (a) determining the number of shares held by foreign stockholders that are present at the meeting and that would be entitled to vote but for the Suspension, and (b) counting as votes cast all voted shares held by foreign stockholders, up to a total of 25% of the shares voted; (ii) the Company’s Audit Committee will determine on at least an annual basis the total number of voting shares held by non-U.S.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

citizens and will have the power to modify or eliminate any then-existing suspension; the Company will disclose this information in its annual proxy materials and (iii) the Company will not consent to amend, modify or terminate the Murdoch Family Interests agreement without prior approval of the Audit Committee, which in the case of any vote related to the Proposed Separation Transaction, must be unanimous. The settlement is subject to Court approval after notice to the stockholders and a hearing.

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

The Wilder Litigation, the Stricklin Litigation and the Iron Workers Litigation are all now before the judge in the Shields Litigation. On November 21, 2011, the court issued an order setting a briefing schedule for the defendants’ motion to stay the Stricklin Litigation, the Iron Workers Litigation and the Shields Litigation pending the outcome of the consolidated action pending in the Delaware Court of Chancery. On December 8, 2011, the defendants and the Company, as a nominal defendant, served their motion to stay. Opposition briefs were served by Stricklin, Iron Workers and Shields. Reply briefs in support of the motion to stay were filed on January 24, 2012. On September 18, 2012, the Court denied the motion as to two of the cases and dismissed the third with leave to replead, which plaintiff has done. Specifically, on October 4, 2012, Stricklin filed a Second Amended Complaint that added a claim under Section 14(a) of the Securities Exchange Act challenging the disclosures in the Company’s definitive proxy statements issued during the years of 2005 through 2012. The plaintiff seeks, among other things, to void the election of the director defendants at the Company’s 2012

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

annual meeting. The plaintiffs in Shields, Stricklin and Iron Workers have requested a pre-motion conference to address the potential consolidation of these derivative actions and a briefing schedule regarding the potential leadership structure for the plaintiffs. The pre-motion conference has not yet been scheduled. In the Wilder Litigation, on June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff and Robbins Geller Rudman & Dowd as lead counsel. Thereafter, on July 3, 2012, the court issued an order providing that an amended consolidated complaint shall be filed by July 31, 2012. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants NI Group Limited and Les Hinton, and expanded the class period to include February 15, 2011 to July 18, 2011. Defendants filed their motion to dismiss on September 25, 2012, and, according to the Court’s current briefing schedule, plaintiffs’ opposition is due November 6, 2012 and defendants’ reply is due November 30, 2012.

The Company’s management believes these shareholder claims are entirely without merit, and intends to vigorously defend these actions.

The News of the World Investigations and Litigation

U.K. and U.S. regulators and governmental authorities are conducting investigations initiated in 2011 after allegations of phone hacking and inappropriate payments to public officials at our former publication, The News of the World, and other related matters, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is cooperating with these investigations. It is possible that these proceedings could damage our reputation and might impair our ability to conduct our business.

The Company is not able to predict the ultimate outcome or cost associated with these investigations. Violations of law may result in civil, administrative or criminal fines or penalties. The Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. As of September 30, 2012, the Company has provided for its best estimate of the liability for the claims that have been filed. The Company has announced a process under which parties can pursue claims against the Company, and management believes that it is probable that additional claims will be filed. It is not possible to estimate the liability for such additional claims given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision for such matters. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could affect the Company’s results of operations and financial condition. During the three months ended September 30, 2012 and 2011 the Company incurred $67 million and $17 million, respectively, in legal and professional fees related to The News of the World investigations and litigation described above and costs for related civil settlements, which were included in Selling, general and administrative expenses in the Company’s unaudited consolidated statements of operations.

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

Following an investigation, on April 11, 2012, the Department of Justice (the “DOJ”) filed an action in the U.S. District Court for the Southern District of New York against certain publishers, including HarperCollins, and Apple, Inc. The DOJ’s complaint alleges antitrust violations relating to defendants’ decisions to begin selling eBooks pursuant to an agency relationship. This case was assigned to Judge Cote. Simultaneously, the DOJ announced that it had reached a proposed settlement with three publishers, including HarperCollins, and filed a Proposed Final Judgment and related materials detailing that agreement. Among other things, the Proposed Final Judgment requires that HarperCollins terminate its agreements with certain eBook retailers and places certain restrictions on any agreements subsequently entered into with such retailers. Pursuant to the Antitrust Procedures and Penalties Act, the Proposed Final Judgment could not be entered by Judge Cote for at least sixty days while the DOJ received public comments. The public comment

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

period ended on June 25, 2012. Pursuant to Judge Cote’s June 25, 2012 scheduling order, the DOJ’s motion for entry of the Proposed Final Judgment was fully briefed by August 22, 2012, and on September 5, 2012, Judge Cote granted the DOJ’s motion and entered the Final Judgment. A third party has filed a motion to intervene in the case for the purpose of appealing Judge Cote’s decision entering the Final Judgment to the United States Court of Appeals for the Second Circuit. Additional information about the Final Judgment can be found on the DOJ’s website.

Following an investigation, on April 11, 2012, 16 state Attorneys General led by Texas and Connecticut (the “AGs”) filed a similar action against certain publishers and Apple, Inc. in the Western District of Texas. On April 26, 2012, the AGs’ action was transferred to Judge Cote. On May 17, 2012, 33 AGs filed a second amended complaint. As a result of a memorandum of understanding agreed upon with the AGs for Texas and Connecticut, HarperCollins was not named as a defendant in this action. Pursuant to the terms of the memorandum of understanding, HarperCollins entered into a settlement agreement with the AGs for Texas, Connecticut and Ohio on June 11, 2012. By August 28, 2012, forty-nine states (all but Minnesota) and five U.S. territories had signed on to that settlement agreement. On August 29, 2012, the AGs simultaneously filed a complaint against HarperCollins and two other publishers, a motion for preliminary approval of that settlement agreement and a proposed distribution plan. On September 14, 2012, Judge Cote granted the AGs’ motion for preliminary approval of the settlement agreement and approved the AGs’ proposed distribution plan. Notice was subsequently sent to potential class members, and a fairness hearing scheduled for February 8, 2013. If the settlement agreement receives final approval, it would resolve all damage claims of individual citizens from those states and territories.

While the settlement agreement with the AGs is still subject to final approval by the court, the Company believes that the proposed settlement, as currently drafted, will not have a material impact on the results of operations or the financial position of the Company. However, the Company can make no assurances that the proposed settlement will receive final approval.

On October 12, 2012, HarperCollins received a Civil Investigative Demand from the Attorney General from the State of Minnesota. HarperCollins is cooperating with that investigation. While it is not possible to predict with any degree of certainty the ultimate outcome of the inquiry, HarperCollins believes it was compliant with applicable antitrust laws.

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

In early July 2012, HarperCollins Canada, a wholly-owned subsidiary of HarperCollins, learned that the Canadian Competition Bureau (“CCB”) had commenced an inquiry regarding the sale of eBooks in Canada. HarperCollins currently is cooperating with the CCB with respect to its inquiry. While it is not possible to predict with any degree of certainty the ultimate outcome of the inquiry, HarperCollins believes it was compliant with applicable antitrust laws.

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

NOTE 14. PENSION AND OTHER POSTRETIREMENT BENEFITS

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

The components of net periodic benefits costs were as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended September 30,
	2012	2011	2012	2011
	(in millions)
Service cost benefits earned during the period	$32	$24	$1	$1
Interest costs on projected benefit obligation	41	44	4	4
Expected return on plan assets	(47)	(46)	—	—
Amortization of deferred losses	24	13	—	—
Other	1	4	(1)	(4)

Net periodic benefits costs	$51	$39	$4	$1

Cash contributions	$13	$16	$5	$5

NOTE 15. SEGMENT INFORMATION

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

•

Television, which principally consists of the broadcasting of network programming in the United States and the operation of 27 full power broadcast television stations, including 9 duopolies, in the United States (of these stations, 17 are affiliated with the FOX Broadcasting Company and 10 are affiliated with Master Distribution Service, Inc. (“My Network TV”)).

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended September 30,
	2012	2011
	(in millions)
Revenues:
Cable Network Programming	$2,449	$2,120
Filmed Entertainment	1,745	1,778
Television	959	923
Direct Broadcast Satellite Television	817	922
Publishing	2,018	2,069
Other	148	147

Total revenues	$8,136	$7,959

Segment operating income (loss):
Cable Network Programming	$953	$775
Filmed Entertainment	400	347
Television	156	133
Direct Broadcast Satellite Television	23	119
Publishing	57	110
Other	(211)	(99)

Total segment operating income	1,378	1,385

Impairment and restructuring charges	(152)	(91)
Equity earnings of affiliates	190	121
Interest expense, net	(267)	(258)
Interest income	31	36
Other, net	1,375	(130)

Income before income tax expense	2,555	1,063
Income tax expense	(259)	(277)

Net income	2,296	786
Less: Net income attributable to noncontrolling interests	(63)	(48)

Net income attributable to News Corporation stockholders	$2,233	$738

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $192 million and $256 million for the three months ended September 30, 2012 and 2011, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profit generated primarily by the Filmed Entertainment segment of approximately nil and $39 million for the three months ended September 30, 2012 and 2011, respectively, have been eliminated within the Filmed Entertainment segment.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended September 30, 2012
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$953	$42	$21	$1,016
Filmed Entertainment	400	33	—	433
Television	156	21	—	177
Direct Broadcast Satellite Television	23	72	—	95
Publishing	57	115	—	172
Other	(211)	17	—	(194)

Total	$1,378	$300	$21	$1,699

	For the three months ended September 30, 2011
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$775	$37	$24	$836
Filmed Entertainment	347	39	—	386
Television	133	21	—	154
Direct Broadcast Satellite Television	119	74	—	193
Publishing	110	107	—	217
Other	(99)	16	—	(83)

Total	$1,385	$294	$24	$1,703

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	At September 30, 2012	At June 30, 2012
	(in millions)
Total assets:
Cable Network Programming	$15,079	$14,896
Filmed Entertainment	8,519	8,102
Television	6,319	6,110
Direct Broadcast Satellite Television	2,518	2,455
Publishing	11,089	10,913
Other	11,427	9,219
Investments	4,725	4,968

Total assets	$59,676	$56,663

Goodwill and Intangible assets, net:
Cable Network Programming	$7,611	$7,626
Filmed Entertainment	2,528	2,531
Television	4,249	4,317
Direct Broadcast Satellite Television	563	554
Publishing	4,737	4,586
Other	630	693

Total goodwill and intangible assets, net	$20,318	$20,307

NOTE 16. ADDITIONAL FINANCIAL INFORMATION

Supplemental Cash Flows Information

	For the three months ended September 30,
	2012	2011
	(in millions)
Supplemental cash flows information:
Cash received (paid) for income taxes	$96	$(171)
Cash paid for interest	(262)	(255)
Purchase of other investments	(30)	(78)
Supplemental information on businesses acquired:
Fair value of assets acquired	270	67
Cash acquired	2	2
Liabilities assumed	(44)	—
Noncontrolling interest decrease	1	—
Cash paid	(229)	(69)

Fair value of equity instruments issued to third parties	—	—
Issuance of subsidiary common units	—	—

Fair value of equity instruments consideration	$—	$—

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other, net

The following table sets forth the components of Other, net included in the unaudited consolidated statements of operations:

	For the three months ended September 30,
	2012	2011
	(in millions)
Gain on sale of investment in NDS(a)	$1,446	$—
Change in fair value of Sky Deutschland convertible securities(a)	7	(82)
BSkyB termination fee(a)	—	(63)
Other	(78)	15

Total Other, net	$1,375	$(130)

(a)	See Note 6—Investments

NOTE 17. SUPPLEMENTAL GUARANTOR INFORMATION

In May 2012, NAI, a 100% owned subsidiary of the Company as defined in Rule 3-10(h) of Regulation S-X, entered into a credit agreement (the “Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein, the initial issuing banks named therein, JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) and Citibank, N.A. as Co-Administrative Agents, JPMorgan Chase as Designated Agent and Bank of America, N.A. as Syndication Agent. The Credit Agreement provides a $2 billion unsecured revolving credit facility with a sub-limit of $400 million (or its equivalent in Euros) available for the issuance of letters of credit and a maturity date of May 2017. Under the Credit Agreement, the Company may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion and the Company may request that the maturity date be extended for up to two additional one-year periods. Borrowings are issuable in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. Fees under the Credit Agreement will be based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current debt ratings, NAI pays a facility fee of 0.125% and an initial drawn cost of LIBOR plus 1.125%.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended September 30, 2012

(in millions)

					News
					Corporation
	News America	News		Reclassifications	and
	Incorporated	Corporation	Non-Guarantor	and Eliminations	Subsidiaries
Revenues	$—	$—	$8,136	$—	$8,136
Expenses	(123)	—	(6,787)	—	(6,910)
Equity earnings (losses) of affiliates	(1)	—	191	—	190
Interest expense, net	(379)	(115)	(8)	235	(267)
Interest income	—	2	264	(235)	31
Earnings (losses) from subsidiary entities	1,225	2,342	—	(3,567)	—
Other, net	(4)	4	1,375	—	1,375

Income (loss) before income tax expense	718	2,233	3,171	(3,567)	2,555
Income tax (expense) benefit	(73)	—	(321)	135	(259)

Net income (loss)	645	2,233	2,850	(3,432)	2,296
Less: Net income attributable to noncontrolling interests	—	—	(63)	—	(63)

Net income (loss) attributable to News Corporation stockholders	$645	$2,233	$2,787	$(3,432)	$2,233

Comprehensive income (loss) attributable to News Corporation stockholders	$621	$2,524	$2,866	$(3,487)	$2,524

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended September 30, 2011

(in millions)

					News
					Corporation
	News America	News		Reclassifications	and
	Incorporated	Corporation	Non-Guarantor	and Eliminations	Subsidiaries
Revenues	$—	$—	$7,959	$—	$7,959
Expenses	(77)	—	(6,588)	—	(6,665)
Equity earnings (losses) of affiliates	(2)	—	123	—	121
Interest expense, net	(372)	(336)	(3)	453	(258)
Interest income	1	2	486	(453)	36
Earnings (losses) from subsidiary entities	113	1,137	—	(1,250)	—
Other, net	13	(65)	(78)	—	(130)

Income (loss) before income tax expense	(324)	738	1,899	(1,250)	1,063
Income tax (expense) benefit	84	—	(495)	134	(277)

Net income (loss)	(240)	738	1,404	(1,116)	786
Less: Net income attributable to noncontrolling interests	—	—	(48)	—	(48)

Net income (loss) attributable to News Corporation stockholders	$(240)	$738	$1,356	$(1,116)	$738

Comprehensive income (loss) attributable to News Corporation stockholders	$(156)	$(577)	$(16)	$172	$(577)

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

At September 30, 2012

(in millions)

					News
					Corporation
	News America	News		Reclassifications	and
	Incorporated	Corporation	Non-Guarantor	and Eliminations	Subsidiaries
ASSETS:
Current assets:
Cash and cash equivalents	$554	$8,211	$3,242	$—	$12,007
Receivables, net	14	1	6,619	—	6,634
Inventories, net	—	—	2,856	—	2,856
Other	34	9	727	—	770

Total current assets	602	8,221	13,444	—	22,267

Non-current assets:
Receivables	19	—	445	—	464
Inventories, net	—	—	4,835	—	4,835
Property, plant and equipment, net	117	—	5,713	—	5,830
Intangible assets, net	—	—	7,128	—	7,128
Goodwill	—	—	13,190	—	13,190
Other	368	—	869	—	1,237

Investments
Investments in associated companies
and other investments	96	54	4,575	—	4,725
Intragroup investments	49,354	52,585	—	(101,939)	—

Total investments	49,450	52,639	4,575	(101,939)	4,725

TOTAL ASSETS	$50,556	$60,860	$50,199	$(101,939)	$59,676

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$273	$—	$—	$—	$273
Other current liabilities	480	201	9,091	—	9,772

Total current liabilities	753	201	9,091	—	10,045

Non-current liabilities:
Borrowings	16,184	—	—	—	16,184
Other non-current liabilities	474	—	5,548	—	6,022
Intercompany	25,979	34,395	(60,374)	—	—

Redeemable noncontrolling interests	—	—	648	—	648

Total equity	7,166	26,264	95,286	(101,939)	26,777

TOTAL LIABILITIES AND EQUITY	$50,556	$60,860	$50,199	$(101,939)	$59,676

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

At June 30, 2012

(in millions)

					News
					Corporation
	News America	News		Reclassifications	and
	Incorporated	Corporation	Non-Guarantor	and Eliminations	Subsidiaries
ASSETS
Current Assets:
Cash and cash equivalents	$561	$6,005	$3,060	$—	$9,626
Receivables, net	1	9	6,598	—	6,608
Inventories, net	—	—	2,595	—	2,595
Other	17	14	588	—	619

Total current assets	579	6,028	12,841	—	19,448

Non-current assets:
Receivables	19	—	368	—	387
Inventories, net	—	—	4,596	—	4,596
Property, plant and equipment, net	119	—	5,695	—	5,814
Intangible assets, net	—	—	7,133	—	7,133
Goodwill	—	—	13,174	—	13,174
Other	334	2	807	—	1,143

Investments:
Investments in associated companies and other investments	95	39	4,834	—	4,968
Intragroup investments	49,266	49,953	—	(99,219)	—

Total investments	49,361	49,992	4,834	(99,219)	4,968

TOTAL ASSETS	$50,412	$56,022	$49,448	$(99,219)	$56,663

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$273	$—	$—	$—	$273
Other current liabilities	510	—	8,834	—	9,344

Total current liabilities	783	—	8,834	—	9,617

Non-current liabilities:
Borrowings	15,182	—	—	—	15,182
Other non-current liabilities	384	—	5,654	—	6,038
Intercompany	27,470	31,338	(58,808)	—	—

Redeemable noncontrolling interests	—	—	641	—	641

Total equity	6,593	24,684	93,127	(99,219)	25,185

TOTAL LIABILITIES AND EQUITY	$50,412	$56,022	$49,448	$(99,219)	$56,663

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the three months ended September 30, 2012

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$(994)	$2,987	$(1,283)	$—	$710

Investing activities:
Property, plant and equipment, net of acquisitions	—	—	(176)	—	(176)
Investments	(1)	(15)	(172)	—	(188)
Proceeds from dispositions	—	—	1,825	—	1,825

Net cash provided by (used in) investing activities	(1)	(15)	1,477	—	1,461

Financing activities:
Borrowings	988	—	—	—	988
Issuance of shares	—	111	—	—	111
Repurchase of shares	—	(877)	—	—	(877)
Dividends paid	—	—	(52)	—	(52)
Other, net	—	—	9	—	9

Net cash provided by (used in) financing activities	988	(766)	(43)	—	179

Net increase (decrease) in cash and cash equivalents	(7)	2,206	151	—	2,350
Cash and cash equivalents, beginning of period	561	6,005	3,060	—	9,626
Exchange movement on opening cash balance	—	—	31	—	31

Cash and cash equivalents, end of period	$554	$8,211	$3,242	$—	$12,007

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the three months ended September 30, 2011

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$412	$44	$(32)	$—	$424

Investing activities:
Property, plant and equipment, net of acquisitions	(8)	—	(240)	—	(248)
Investments	(2)	(63)	(114)	—	(179)
Proceeds from dispositions	—	11	323	—	334

Net cash used in investing activities	(10)	(52)	(31)	—	(93)

Financing activities:
Repayment of borrowings	—	—	(32)	—	(32)
Issuance of shares	—	12	—	—	12
Repurchase of shares	—	(1,272)	—	—	(1,272)
Dividends paid	—	—	(23)	—	(23)

Net cash used in financing activities	—	(1,260)	(55)	—	(1,315)

Net (decrease) increase in cash and cash equivalents	402	(1,268)	(118)	—	(984)
Cash and cash equivalents, beginning of period	360	7,816	4,504	—	12,680
Exchange movement on opening cash balance	—	—	(267)	—	(267)

Cash and cash equivalents, end of period	$762	$6,548	$4,119	$—	$11,429

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

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of News Corporation, its directors or its officers with respect to, among other things, trends affecting News Corporation’s financial condition or results of operations. The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other factors is set forth under the heading Part II “Other Information,” Item 1A “Risk Factors” in this report. News Corporation does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by News Corporation with the Securities and Exchange Commission (“SEC”). This section should be read together with the unaudited consolidated financial statements of News Corporation and related notes set forth elsewhere herein and News Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 as filed with the SEC on August 14, 2012 and as amended on October 1, 2012 (the “2012 Form 10-K”).

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of News Corporation and its subsidiaries’ (together, “News Corporation” or the “Company”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that have occurred to date during fiscal 2013 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2012 and 2011. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2012 and 2011. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

The television operations derive revenues primarily from the sale of advertising and to a lesser extent retransmission consent revenue. Adverse changes in general market conditions for advertising may affect revenues. The U.S. television broadcast environment is highly competitive and the primary methods of competition are the development and acquisition of popular programming. Program success is measured by ratings, which are an indication of market acceptance, with the top rated programs commanding the highest advertising prices. FOX is a broadcast network and MyNetworkTV is a programming distribution service, airing original and off-network programming. FOX and MyNetworkTV compete with broadcast networks, such as ABC, CBS, NBC and The CW Television Network, independent television stations, cable and Direct Broadcast Satellite Television program services, as well as other media, including DVDs, Blu-rays, video games, print and the Internet for audiences, programming and, in the case of FOX, advertising revenues. In addition, FOX and MyNetworkTV compete with the other broadcast networks and other programming distribution services to secure affiliations with independently owned television stations in markets across the United States. ABC, NBC and CBS each broadcasts a significantly greater number of hours of programming than FOX and, accordingly, may be able to designate or change time periods in which programming is to be broadcast with greater flexibility than FOX. In addition, future technological developments may affect competition within the television marketplace.

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

The Company has several multi-year sports rights agreements, including contracts with the National Football League (“NFL”) through fiscal 2022, contracts with the National Association of Stock Car Auto Racing (“NASCAR”) for certain races and exclusive rights for certain ancillary content through calendar year 2022, a contract with Major League Baseball (“MLB”) through calendar year 2021 and other sports rights contracts. These contracts provide the Company with the broadcast rights to certain U.S. national sporting events during their respective terms. The costs of these sports contracts are charged to expense based on the ratio of each period’s operating profit to estimated total operating profit for the remaining term of the contract.

The profitability of these long-term U.S. national sports contracts is based on the Company’s best estimates at September 30, 2012 of attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied at September 30, 2012, additional amortization of rights may be recorded. Should revenues improve as compared to estimated revenues, the Company may have an improved operating profit related to the contract, which may be recognized over the remaining contract term.

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

Direct Broadcast Satellite Television

The Direct Broadcast Satellite Television (“DBS”) segment’s operations consist of SKY Italia, which provides basic and premium programming services via satellite directly to subscribers in Italy. SKY Italia derives revenues principally from subscriber fees. The Company believes that the quality and variety of programming, audio and interactive programming including personal video recorders, quality of picture including high definition channels, access to service, customer service and price are the key elements for gaining and maintaining market share. SKY Italia’s competition includes companies that offer video, audio, interactive programming, telephony, data and other information and entertainment services, including broadband Internet providers, digital terrestrial transmission (“DTT”) services, wireless companies and companies that are developing new media technologies.

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

Publishing

The Company’s Publishing segment consists of the Company’s newspapers and information services, book publishing and integrated marketing services businesses and the related digital formats.

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

The Publishing segment’s advertising volume, circulation, the price of paper and salaries and employee benefits are the key variables whose fluctuations can have a material effect on the Company’s operating results and cash flow. The Company has to anticipate the level of advertising volume, circulation and paper prices in managing its businesses to maximize operating profit during expanding and contracting economic cycles. The Company continues to be exposed to risks associated with paper used for printing. Paper is a basic commodity and its price is sensitive to the balance of supply and demand. The Company’s expenses are affected by the cyclical increases and decreases in the price of paper. The Publishing segment’s products compete for readership and advertising with local and national competitors and also compete with other media alternatives in their respective markets. Competition for circulation and subscriptions is based on the content of the products provided, service, pricing and, from time to time, various promotions. The success of these products depends upon advertisers’ judgments as to the most effective use of their advertising budgets. Competition for advertising is based upon the reach of the products, advertising rates and advertiser results. Such judgments are based on factors such as cost, availability of alternative media, distribution and quality of readership demographics.

Like other newspaper publishing groups, the Company faces challenges to its traditional print business model from new media formats and shifting consumer preferences. The Company is also exposed to the impact of long-term structural movements in advertising spending as digital advertising rates are lower due to the additional supply of available advertisements, especially impacting classified advertising. These new media formats could impact the Company’s performance, positively or negatively.

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

Other Business Developments

In July 2011, the Company announced that it would close its publication, The News of the World, after allegations of phone hacking and payments to public officials. As a result of management’s approval of the shutdown of The News of the World, the Company has reorganized portions of the U.K. newspaper business and has recorded restructuring charges in fiscal 2013 and 2012 primarily for termination benefits and certain organizational restructuring at the U.K. newspapers. The Company is subject to several ongoing investigations by U.K. and U.S. regulators and governmental authorities, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is cooperating with these investigations. In addition, the Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. The Company created an independently-chaired Management & Standards Committee (the “MSC”), which operates independently from NI Group Limited (“News International”) and has full authority to ensure cooperation with all relevant investigations and inquiries into The News of the World matters and all other related issues across News International. The MSC conducts its own internal investigation where appropriate. The MSC has an independent Chairman, Lord Grabiner QC, and reports directly to Gerson Zweifach, Senior Executive Vice President and Group General Counsel of the Company. Mr. Zweifach reports to the independent members of the Board of Directors (the “Board”) through their representative Viet Dinh, an independent director and Chairman of the Company’s Nominating and Corporate Governance Committee. The independent directors of the Board have retained independent outside counsel and are actively engaged in these matters. The MSC conducted an internal investigation of the three other titles at News International and engaged independent outside counsel to advise it on these investigations and all other matters it handles. News International has instituted governance reforms and issued certain enhanced policies to its employees. The Company has also engaged independent outside counsel to assist it in responding to U.S. governmental inquiries.

In February 2012, the Company agreed to backstop €300 million (approximately $395 million) of financing measures that are being initiated by Sky Deutschland AG (“Sky Deutschland”), of which €145 million (approximately $195 million) remains as of September 30, 2012.

In June 2012, the Company announced that it intends to pursue the separation of its publishing and its media and entertainment businesses into two distinct publicly traded companies. The global publishing company that would be created through the proposed transaction would consist of the Company’s publishing businesses, its education division and other Australian assets. The global media and entertainment company would consist of the Company’s cable and television assets, filmed entertainment, and direct satellite broadcasting businesses. Following the separation, each company would maintain two classes of common stock: Class A Common and Class B Common Voting Shares. The separation is expected to be completed in approximately one year from the date of announcement. In addition to final approval from the Board and stockholder approval, the completion of the separation will be subject to receipt of regulatory approvals, opinions from tax counsel and favorable rulings from certain tax jurisdictions regarding the tax-free nature of the transaction to the Company and to its stockholders, further due diligence as appropriate, and the filing and effectiveness of appropriate filings with the SEC.

In July 2012, the Company acquired Thomas Nelson, Inc. (“Thomas Nelson”), one of the leading Christian book publishers in the United States, for approximately $200 million in cash.

In July 2012, the Company sold its 49% investment in NDS Group Limited (“NDS”) to Cisco Systems Inc. for approximately $1.9 billion in total consideration.

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

In September 2012, the Company agreed to acquire Consolidated Media Holdings Ltd. (“CMH”), a media investment company that operates in Australia, for approximately $2 billion. CMH has a 25% interest in FOXTEL and a 50% interest in FOX Sports Australia, a producer of Australia’s leading sports channels. The acquisition will double the Company’s stakes in FOX Sports Australia and FOXTEL to 100% and 50%, respectively. The transaction was approved by CMH shareholders in October 2012 and by the Federal Court of Australia in November 2012, and is expected to close on November 19, 2012.

In November 2012, the Company acquired the remaining 50% interest in ESPN STAR Sports (“ESS”) it did not already own for approximately $335 million in cash. ESS is the leading sports broadcaster in Asia and the Company now, through its wholly owned subsidiaries, owns 100% of ESS. Accordingly, the results of ESS will be included in the Company’s consolidated results of operations in November 2012.

RESULTS OF OPERATIONS

Results of Operations—For the three months ended September 30, 2012 versus the three months ended September 30, 2011

The following table sets forth the Company’s operating results for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

	For the three months ended September 30,
	2012	2011	% Change
	(in millions, except %)
Revenues	$8,136	$7,959	2%

Operating expenses	(4,848)	(4,753)	2%
Selling, general and administrative	(1,610)	(1,527)	5%
Depreciation and amortization	(300)	(294)	2%
Impairment and restructuring charges	(152)	(91)	67%
Equity earnings of affiliates	190	121	57%
Interest expense, net	(267)	(258)	3%
Interest income	31	36	(14)%
Other, net	1,375	(130)	* *

Income before income tax expense	2,555	1,063	* *
Income tax expense	(259)	(277)	(6)%

Net income	2,296	786	* *
Less: Net income attributable to noncontrolling interests	(63)	(48)	31%

Net income attributable to News Corporation stockholders	$2,233	$738	* *

**	not meaningful

Overview—The Company’s revenues increased 2% for the three months ended September 30, 2012 as compared to the corresponding period of fiscal 2012, primarily due to higher net affiliate and advertising revenues at the Cable Network Programming segment, partially offset by decreased revenues at the DBS segment resulting from unfavorable foreign exchange fluctuations.

Operating expenses increased 2% for the three months ended September 30, 2012 as compared to the corresponding period of fiscal 2012, primarily due to higher sports programming costs at the Cable Network Programming, Television and DBS segments, and the inclusion of operating expenses resulting from the consolidation of Fox Pan American Sports LLC (“FPAS”) and the acquisition of Thomas Nelson. These increases were partially offset by decreased operating expenses at the Filmed Entertainment segment resulting from lower production amortization costs.

Selling, general and administrative expenses increased 5% for the three months ended September 30, 2012 as compared to the corresponding period of fiscal 2012, primarily due to $67 million of legal and professional fees related to The News of the World investigations and litigation and costs for related civil settlements and the inclusion of expenses resulting from the consolidation of FPAS.

Depreciation and amortization increased 2% for the three months ended September 30, 2012 as compared to the corresponding period of fiscal 2012, primarily due to additional amortization from the consolidation of FPAS at the Cable Networking Programming segment. These increases were partially offset by favorable foreign exchange fluctuations.

Impairment and restructuring charges—At the end of fiscal 2012, the Company identified certain businesses as held for sale. During the three months ended September 30, 2012, the Company recorded a $35 million non-cash impairment charge related to its assets held for sale to reduce the carrying value of these assets to estimated fair value less cost to sell.

During the three months ended September 30, 2012, the Company recorded restructuring charges of $117 million, of which $112 million related to the newspaper businesses. The restructuring charges primarily relate to the reorganization of the Australian newspaper businesses which was announced at the end of fiscal 2012 and the continued reorganization of the U.K. newspaper business. The restructuring charges recorded in the first quarter of fiscal 2013 are primarily for termination benefits in Australia and contract termination payments in the U.K.

During the three months ended September 30, 2011, the Company recorded approximately $91 million of restructuring charges, of which $88 million related to the newspaper businesses. The Company commenced the reorganization of portions of the newspaper business and recorded a restructuring charge primarily for termination benefits as a result of the shutdown of The News of the World and certain organizational restructurings at other newspapers.

Equity earnings of affiliates—Equity earnings of affiliates increased $69 million for the three months ended September 30, 2012 as compared to the corresponding period of fiscal 2012, primarily due to a $75 million gain on the sale of a portion of the Company’s British Sky Broadcasting Group plc investment in accordance with its share repurchase program and improved results from Sky Deutschland, partially offset by the sale of the Company’s investment in NDS in July 2012.

	For the three months ended September 30,
	2012	2011	% Change
	(in millions, except %)
DBS equity affiliates	$213	$123	73%
Cable channel equity affiliates	4	—	*	*
Other equity affiliates	(27)	(2)	*	*

Total Equity earnings of affiliates	$190	$121	57%

**	not meaningful

Interest expense, net—Interest expense, net increased $9 million for the three months ended September 30, 2012 as compared to the corresponding period of fiscal 2012, primarily due to higher public debt due to the issuance of $1.0 billion of 3.00% Senior Notes due 2022.

Other, net—

	For the three months ended
	September 30,
	2012	2011
	(in millions)
Gain on sale of investment in NDS(a)	$1,446	$—
Change in fair value of Sky Deutschland convertible securities(a)	7	(82)
BSkyB termination fee(a)	—	(63)
Other	(78)	15

Total Other, net	$1,375	$(130)

(a)	See Note 6—Investments to the accompanying unaudited consolidated financial statements.

Income tax expense—The Company’s effective income tax rate for the three months ended September 30, 2012 was lower than the statutory rate of 35%, primarily due to the utilization of foreign tax credits in connection with the NDS sale and permanent differences.

The effective income tax rate for the three months ended September 30, 2011 was 26% which was lower than the statutory rate of 35%, primarily due to the sale of interests in subsidiaries and permanent differences.

Net income—Net income increased for the three months ended September 30, 2012 as compared to the corresponding period of fiscal 2012, primarily due to the gain on the sale of the Company’s investment in NDS.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased for the three months ended September 30, 2012 as compared to the corresponding period of fiscal 2012, primarily due to the issuances of additional noncontrolling interests at the Company’s cable businesses.

Segment Analysis

The following table sets forth the Company’s revenues and segment operating income (loss) for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

	For the three months ended September 30,
	2012	2011	% Change
	(in millions, except %)
Revenues:
Cable Network Programming	$2,449	$2,120	16%
Filmed Entertainment	1,745	1,778	(2)%
Television	959	923	4%
Direct Broadcast Satellite Television	817	922	(11)%
Publishing	2,018	2,069	(2)%
Other	148	147	1%

Total revenues	$8,136	$7,959	2%

Segment operating income (loss):
Cable Network Programming	$953	$775	23%
Filmed Entertainment	400	347	15%
Television	156	133	17%
Direct Broadcast Satellite Television	23	119	(81)%
Publishing	57	110	(48)%
Other	(211)	(99)	* *

Total segment operating income	$1,378	$1,385	(1)%

**	not meaningful

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

	For the three months
	ended September 30,
	2012	2011
	(in millions)
Total segment operating income	$1,378	$1,385
Impairment and restructuring charges	(152)	(91)
Equity earnings of affiliates	190	121
Interest expense, net	(267)	(258)
Interest income	31	36
Other, net	1,375	(130)

Income before income tax expense	$2,555	$1,063

Cable Network Programming (30% and 27% of the Company’s consolidated revenues in the first three months of fiscal 2013 and 2012, respectively)

For the three months ended September 30, 2012, revenues at the Cable Network Programming segment increased $329 million, or 16%, as compared to the corresponding period of fiscal 2012, primarily due to higher net affiliate and advertising revenues, partially offset by unfavorable foreign exchange fluctuations, primarily at FIC and STAR. The strengthening of the U.S dollar against the local currencies resulted in a revenue decrease of approximately $67 million for the three months ended September 30, 2012, as compared to the corresponding period of fiscal 2012.

Domestic net affiliate revenues increased 16% for the three months ended September 30, 2012, primarily due to higher average rates per subscriber at the RSNs, FOX News and FX. For the three months ended September 30, 2012, domestic advertising revenues increased 8% primarily due to higher pricing at FOX News and FX and higher MLB advertising revenues. Also contributing to the increase in domestic affiliate and advertising revenues was the launch of Fox Sports San Diego.

For the three months ended September 30, 2012, international net affiliate revenues increased 25%, primarily due to higher subscribers at FIC and the consolidation of FPAS partially offset by foreign exchange fluctuations. International advertising revenues improved on a local currency basis, but decreased 1% for the three months ended September 30, 2012. The decrease in international advertising revenues was primarily due to foreign exchange fluctuations and was partially offset by higher advertising revenues in Latin America due to the consolidation of FPAS.

For the three months ended September 30, 2012, operating income at the Cable Network Programming segment increased $178 million, or 23%, as compared to the corresponding period of fiscal 2012, primarily due to the revenue increases noted above, partially offset by a $151 million increase in expenses, primarily due to higher sports programming costs and the consolidation of FPAS. Contributing to the sports programming increase were new contracts to broadcast cricket matches at Star India, mixed martial arts matches and additional U.S college football games. Also contributing to the increase was the launch of Fox Sports San Diego and other MLB contractual rights increases. The strengthening of the U.S. dollar against local currencies resulted in an operating income decrease of approximately $30 million for the three months ended September 30, 2012, as compared to the corresponding period of fiscal 2012.

Filmed Entertainment (21% and 22% of the Company’s consolidated revenues in the first three months of fiscal 2013 and 2012, respectively)

For the three months ended September 30, 2012, revenues at the Filmed Entertainment segment decreased $33 million, or 2%, as compared to the corresponding period of fiscal 2012, primarily due to lower home entertainment revenues at Fox Filmed Entertainment and lower licensing revenues from Avatar. The three months ended September 30, 2011, included the home entertainment releases of Rio and X-Men: First Class with no comparable titles in the corresponding period of fiscal 2013. These revenue decreases were partially offset by increased worldwide theatrical revenues resulting from the success of Ice Age: Continental Drift in the three months ended September 30, 2012, compared to the corresponding fiscal 2012 period which included the worldwide theatrical release of Rise of the Planet of the Apes. These revenue decreases were also partially offset by increased digital distribution revenue related to the timing of content availability to Netflix.

For the three months ended September 30, 2012, operating income at the Filmed Entertainment segment increased $53 million, or 15%, as compared to the corresponding period of fiscal 2012, primarily due to lower production amortization costs partially offset by the revenue decreases noted above.

Television (12% of the Company’s consolidated revenues in the first three months of fiscal 2013 and 2012)

For the three months ended September 30, 2012, revenues at the Television segment increased $36 million, or 4%, as compared to the corresponding period of fiscal 2012, primarily due to higher retransmission consent revenues and higher political advertising revenues at the Company’s television stations due to the 2012 Presidential election. These revenue increases were partially offset by lower advertising revenues at FOX primarily due to lower primetime ratings, the absence of the Emmy® Awards, which was broadcast on FOX in fiscal 2012 and the impact of the broadcast of the Summer Olympics on a different network.

For the three months ended September 30, 2012, operating income at the Television segment increased $23 million, or 17%, as compared to the corresponding period of fiscal 2012, primarily due to the revenue increases noted above, partially offset by an increase in sports programming and production costs principally related to the launch of Saturday night college football broadcasts.

Direct Broadcast Satellite Television (10% and 11% of the Company’s consolidated revenues in the first three months of fiscal 2013 and 2012, respectively)

For the three months ended September 30, 2012, SKY Italia’s revenues decreased $105 million, or 11%, as compared to the corresponding period of fiscal 2012. For the three months ended September 30, 2012, revenues, on a local currency basis, were relatively consistent with the corresponding period of fiscal 2012 as higher subscription revenues were offset by lower activation fees and pay per view revenue. SKY Italia had a net decrease of approximately 40,000 subscribers during the first quarter of fiscal 2013, which decreased SKY Italia’s total subscriber base to 4.9 million at September 30, 2012, reflecting the continued challenging economic environment in Italy. The total churn for three months ended September 30, 2012 was approximately 169,000 subscribers on an average subscriber base of 4.9 million, as compared to churn of approximately 157,000 subscribers on an average subscriber base of 5.0 million in the corresponding period of fiscal 2012. Subscriber churn for the period represents the number of SKY Italia subscribers whose service was disconnected during the period. During the three months ended September 30, 2012, the strengthening of the U.S. dollar against the Euro resulted in a revenue decrease of approximately $107 million as compared to the corresponding period of fiscal 2012.

Average revenue per subscriber (“ARPU”) of approximately €41 in the three months ended September 30, 2012 increased from approximately €40 reported in the corresponding period of fiscal 2012, primarily due to a price increase. SKY Italia calculates ARPU by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue for the period. Average subscribers are calculated for the respective periods by adding the beginning and ending subscribers for the period and dividing by two.

Subscriber acquisition costs per subscriber (“SAC”) of approximately €415 in the three months ended September 30, 2012 increased from the corresponding period of fiscal 2012, primarily due to higher marketing costs on a per subscriber basis, although total marketing expense was flat as compared to the corresponding prior period. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross SKY Italia subscribers added during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly by SKY Italia to subscribers and the costs related to installation and acquisition advertising net of any upfront activation fee. SKY Italia excludes the value of equipment capitalized under SKY Italia’s equipment lease program, as well as payments and the value of returned equipment related to disconnected lease program subscribers from subscriber acquisition costs.

For the three months ended September 30, 2012, SKY Italia’s operating income decreased $96 million, or 81%, as compared to the corresponding period of fiscal 2012. On a local currency basis, expenses were higher by 12% primarily due to an increase in sports programming costs resulting from the inclusion of $70 million in rights cost associated with the broadcast of the Summer Olympics. During the three months ended September 30, 2012, the strengthening of the U.S. dollar against the Euro did not have a material impact on operating income.

Publishing (25% and 26% of the Company’s consolidated revenues in the first three months of fiscal 2013 and 2012, respectively)

For the three months ended September 30, 2012, revenues at the Publishing segment decreased $51 million, or 2%, as compared to the corresponding period of fiscal 2012, primarily due to lower advertising revenues. The revenue decreases were partially offset by the inclusion of revenues from Thomas Nelson which was acquired in fiscal 2013 and increased revenues at the U.K. newspapers primarily due to the launch of the Sunday edition of The Sun in February 2012 and third party printing contracts. The strengthening of the U.S. dollar against local currencies resulted in a revenue decrease of approximately $17 million for the three months ended September 30, 2012 as compared to the corresponding period of fiscal 2012.

For the three months ended September 30, 2012, operating income at the Publishing segment decreased $53 million, or 48%, as compared to the corresponding period of fiscal 2012, primarily due to the revenue decreases noted above and the inclusion of expenses at Thomas Nelson.

Other (2% of the Company’s consolidated revenues in the first three months of fiscal 2013 and 2012)

For the three months ended September 30, 2012, revenues at the Other segment increased approximately $1 million, or 1%, as compared to the corresponding period of fiscal 2012, primarily due to higher online advertising revenues at REA Group, the Company’s Australian online real estate advertising service, and higher revenues at the Company’s education business, partially offset by the absence of revenues from News Outdoor Russia which was sold in July 2011.

For the three months ended September 30, 2012, operating results at the Other segment decreased $112 million, as compared to the corresponding period of fiscal 2012, primarily due to the impact of legal and professional fees related to The News of the World investigations and litigation and costs for related civil settlements, higher stock based compensation expense and increased operating losses of $15 million at the Company’s education business, reflecting higher product development costs.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has a five-year unused $2 billion revolving credit facility, which expires in May 2017, and has access to various film co-production alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of September 30, 2012, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television products.

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

Sources and Uses of Cash

Net cash provided by operating activities for the three months ended September 30, 2012 and 2011 was as follows (in millions):

For the three months ended September 30,	2012	2011
Net cash provided by operating activities	$710	$424

The increase in net cash provided by operating activities during the three months ended September 30, 2012 as compared to the corresponding period of fiscal 2012 primarily reflects lower sports rights payments at the DBS segment, higher advertising receipts at the Television segment and lower income taxes paid. These increases were partially offset by lower advertising receipts at the Publishing segment.

Net cash provided by (used in) investing activities for the three months ended September 30, 2012 and 2011 was as follows (in millions):

For the three months ended September 30,	2012	2011
Net cash provided by (used in) investing activities	$1,461	$(93)

The change in net cash provided by investing activities during the three months ended September 30, 2012 as compared to the corresponding period of fiscal 2012 was primarily due to the net cash proceeds received from the sale of NDS.

Net cash provided by (used in) financing activities for the three months ended September 30, 2012 and 2011 was as follows (in millions):

For the three months ended September 30,	2012	2011
Net cash provided by (used in) financing activities	$179	$(1,315)

The change in net cash provided by financing activities during the three months ended September 30, 2012 as compared to the corresponding period of fiscal 2012 was primarily due to the issuance of $1.0 billion of 3.00% Senior Notes due 2022 and lower share repurchases during the three months ended September 30, 2012 as compared to the corresponding period of fiscal 2012.

The Company currently has approximately $4.5 billion remaining of the $10 billion stock repurchase program. The Company may repurchase the remaining amount under the stock repurchase program in fiscal 2013 and expects to fund this through a combination of cash generated by operations and cash on hand.

Debt Instruments

The following table summarizes borrowings and repayment of borrowings for the three months ended September 30, 2012 and 2011.

	For the three months ended September 30,
	2012	2011
	(in millions)
Borrowings:
Notes due September 2022(a)	988	—

Total borrowings	$988	$—

Repayment of borrowings:
Bank loans(a)	—	(32)

Total repayment of borrowings	$—	$(32)

(a)	See Note 9—Borrowings to the accompanying unaudited consolidated financial statements for further discussion.

Ratings of the Public Debt

The table below summarizes the Company’s credit ratings as of September 30, 2012.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa1	Stable
S&P	BBB+	CreditWatch/Negative

Revolving Credit Agreement

In May 2012, NAI entered into a credit agreement (the “Credit Agreement”), among NAI as Borrower, the Company as Parent Guarantor, the lenders named therein, the initial issuing banks named therein, JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) and Citibank, N.A. as Co-Administrative Agents, JPMorgan Chase as Designated Agent and Bank of America, N.A. as Syndication Agent. The Credit Agreement provides a $2 billion unsecured revolving credit facility with a sub-limit of $400 million (or its equivalent in Euros) available for the issuance of letters of credit and a maturity date of May 2017. Under the Credit Agreement, the Company may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion and the Company may request that the maturity date be extended for up to two additional one-year periods. Borrowings are issuable in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. Fees under the Credit Agreement will be based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current debt ratings, NAI pays a facility fee of 0.125% and an initial drawn cost of LIBOR plus 1.125%.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of September 30, 2012 and June 30, 2012 were $68,726 million and $63,644 million, respectively. The increase from June 30, 2012 was primarily due to the renewal of rights to telecast certain MLB regular season and post season games through the 2021 MLB season and the issuance of 3.00% Senior Notes due 2022.

In October 2012, the Company signed an eight-year contract with NASCAR for the renewal of rights to telecast the Daytona 500 and the first third of the Sprint Cup Series through 2022.

Guarantees

The Company’s guarantees as of September 30, 2012 have not changed significantly from disclosures included in the 2012 Form 10-K.

In October 2012, the Company and the other joint-venture partners guaranteed the debt of an equity associate. The Company’s maximum obligation under this guarantee is approximately $115 million.

Contingencies

Other than as disclosed in the notes to the accompanying unaudited consolidated financial statements, the Company is party to several other purchase and sale arrangements which become exercisable over the next ten years by the Company or the counter-party to the agreement. None of these arrangements that become or are exercisable in the next twelve months are material. Purchase arrangements that are exercisable by the counter-party to the agreement, and that are outside the sole control of the Company, are accounted for in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity.” Accordingly, the fair values of such purchase arrangements are classified in redeemable noncontrolling interests.

As disclosed in the notes to the accompanying unaudited consolidated financial statements, U.K. and U.S. regulators and governmental authorities are conducting investigations after allegations of phone hacking and inappropriate payments to public officials at our former publication, The News of the World, and other related matters, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is cooperating with these investigations. It is possible that these proceedings could damage our reputation and might impair our ability to conduct our business.

The Company is not able to predict the ultimate outcome or cost associated with these investigations. Violations of law may result in civil, administrative or criminal fines or penalties. The Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. At September 30, 2012, the Company has provided for its best estimate of the liability for the claims that have been filed. The Company has announced a process under which parties can pursue claims against the Company, and management believes that it is probable that additional claims will be filed. It is not possible to estimate the liability for such additional claims given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision for such matters. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could affect the Company’s results of operations and financial condition.

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

Carrying values of goodwill and intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with ASC 350, “Intangibles—Goodwill and Other.” The Company’s impairment review is based on, among other methods, a discounted cash flow approach that requires significant management judgments. The Company uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts, may signal that an asset has become impaired.

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

As a result of the fiscal 2012 annual impairment review performed, the Company recorded non-cash impairment charges of approximately $2.8 billion ($2.4 billion, net of tax) during the fiscal year ended June 30, 2012. The charges consisted of a write-down of goodwill of $1.5 billion and a write-down of indefinite-lived intangible assets of $1.3 billion. The Publishing and Other segments have reporting units with goodwill that continue to be at risk for future impairment. Goodwill was $2.2 billion as of September 30, 2012 at these reporting units where goodwill is at risk for future impairment. The Company will continue to monitor its goodwill and intangible assets for possible future impairment.

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

At September 30, 2012, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $148 million (including the Company’s non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $22 million at September 30, 2012.

Interest Rates

The Company’s current financing arrangements and facilities include approximately $16,457 million of outstanding fixed-rate debt and the Credit Agreement, which carries variable interest. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. As of September 30, 2012, substantially all of the Company’s financial instruments with exposure to interest rate risk were denominated in U.S. dollars and had an aggregate fair value of approximately $20,263 million. The potential change in fair market value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $862 million at September 30, 2012.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity method affiliates and had an aggregate fair value of approximately $10,474 million as of September 30, 2012. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $9,426 million. Such a hypothetical decrease would result in a before tax decrease in comprehensive income of approximately $35 million, as any changes in fair value of the Company’s equity method affiliates are not recognized unless deemed other-than-temporary.

Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk at September 30, 2012 or June 30, 2012 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At September 30, 2012, the Company did not anticipate nonperformance by any of the counterparties.

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 18, 2012, the defendants renewed their postponed motion to dismiss in the Consolidated Action, and in support thereof, they filed supplemental briefing directed towards the allegations of the Third Amended Complaint. Plaintiffs’ response was filed on August 8, 2012. A hearing on the fully briefed motion was held in Chancery Court on September 19, 2012. The Court reserved decision.

On May 30, 2012, a purported stockholder of the Company filed a class action lawsuit in the Delaware Court of Chancery on behalf of all non-U.S. stockholders of the Company’s Class B shares, captioned Första Ap-Fonden v. News Corporation, et al. The plaintiff alleges that, by temporarily suspending 50% of the voting rights of the Class B shares held by non-U.S. stockholders to remain in compliance with U.S. governing broadcast licenses (the “Suspension”), the Company and the Board violated the Company’s charter and the General Corporation Law of the State of Delaware (“DGCL”) and the directors breached their fiduciary duties, both in approving the Suspension and in failing to monitor the Company’s ownership by non-U.S. stockholders. The complaint named as defendants the Company and all directors of the Company at the time of the Suspension. The complaint sought a declaration that the defendants violated the Company’s charter and the DGCL, a declaration that the directors breached their fiduciary duties, a declaration that the Suspension is invalid and unenforceable, an injunction of the Suspension, damages, fees, and costs. On June 11, 2012, the defendants filed an opening brief in support of a motion to dismiss the complaint in its entirety. On August 2, 2012, the plaintiff filed a Verified Amended and Supplemented Class Action Complaint (the “Amended and Supplemented Complaint”). The Amended and Supplemented Complaint seeks a declaration that the defendants violated the Company’s charter and the DGCL, a declaration that the directors breached their fiduciary duties, a declaration that the Suspension is invalid and unenforceable, an injunction of the Suspension, a declaration that non-U.S. stockholders of the Company’s Class B shares are entitled to vote all of their shares on the Proposed Separation Transaction, damages, fees, and costs. On August 28, 2012, the parties entered into a Memorandum of Understanding providing for an agreement in principle to settle the lawsuit (“MOU”). The MOU, which was filed with the Court on September 5, 2012, provides in pertinent part: (i) within 5 business days after receiving Court approval, the Company will file a petition with the FCC requesting permission to comply with law governing broadcast licenses for any meeting of stockholders by (a) determining the number of shares held by foreign stockholders that are present at the meeting and that would be entitled to vote but for the Suspension, and (b) counting as votes cast all voted shares held by foreign stockholders, up to a total of 25% of the shares voted; (ii) the Company’s Audit Committee will determine on at least an annual basis the total number of voting shares held by non-U.S. citizens and will have the power to modify or eliminate any then-existing suspension; the Company will disclose this information in its annual proxy materials and (iii) the Company will not consent to amend, modify or terminate the Murdoch Family Interests agreement without prior approval of the Audit Committee, which in the case of any vote related to the Proposed Separation Transaction, must be unanimous. The settlement is subject to Court approval after notice to the stockholders and a hearing.

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

The Wilder Litigation, the Stricklin Litigation and the Iron Workers Litigation are all now before the judge in the Shields Litigation. On November 21, 2011, the court issued an order setting a briefing schedule for the defendants’ motion to stay the Stricklin Litigation, the Iron Workers Litigation and the Shields Litigation pending the outcome of the consolidated action pending in the Delaware Court of Chancery. On December 8, 2011, the defendants and the Company, as a nominal defendant, served their motion to stay. Opposition briefs were served by Stricklin, Iron Workers and Shields. Reply briefs in support of the motion to stay were filed on January 24, 2012. On September 18, 2012, the Court denied the motion as to two of the cases and dismissed the third with leave to replead, which plaintiff has done. Specifically, on October 4, 2012, Stricklin filed a Second Amended Complaint that added a claim under Section 14(a) of the Securities Exchange Act challenging the disclosures in the Company’s definitive proxy statements issued during the years of 2005 through 2012. The plaintiff seeks, among other things, to void the election of the director defendants at the Company’s 2012 annual meeting. The plaintiffs in Shields, Stricklin and Iron Workers have requested a pre-motion conference to address the potential consolidation of these derivative actions and a briefing schedule regarding the potential leadership structure for the plaintiffs. The pre-motion conference has not yet been scheduled. In the Wilder Litigation, on June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff and Robbins Geller Rudman & Dowd as lead counsel. Thereafter, on July 3, 2012, the court issued an order providing that an amended consolidated complaint shall be filed by July 31, 2012. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants NI Group Limited and Les Hinton, and expanded the class period to include February 15, 2011 to July 18, 2011. Defendants filed their motion to dismiss on September 25, 2012, and, according to the Court’s current briefing schedule, plaintiffs’ opposition is due November 6, 2012 and defendants’ reply is due November 30, 2012.

The Company’s management believes these shareholder claims are entirely without merit, and intends to vigorously defend these actions.

The News of the World Investigations and Litigation

U.K. and U.S. regulators and governmental authorities are conducting investigations initiated in 2011 after allegations of phone hacking and inappropriate payments to public officials at our former publication, The News of the World, and other related matters, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is cooperating with these investigations. It is possible that these proceedings could damage our reputation and might impair our ability to conduct our business.

The Company is not able to predict the ultimate outcome or cost associated with these investigations. Violations of law may result in civil, administrative or criminal fines or penalties. The Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. As of September 30, 2012, the Company has provided for its best estimate of the liability for the claims that have been filed. The Company has announced a process under which parties can pursue claims against the Company, and management believes that it is probable that additional claims will be filed. It is not possible to estimate the liability for such additional claims given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision for such matters. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could affect the Company’s results of operations and financial condition.

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

Following an investigation, on April 11, 2012, the Department of Justice (the “DOJ”) filed an action in the U.S. District Court for the Southern District of New York against certain publishers, including HarperCollins, and Apple, Inc. The DOJ’s complaint alleges antitrust violations relating to defendants’ decisions to begin selling eBooks pursuant to an agency relationship. This case was assigned to Judge Cote. Simultaneously, the DOJ announced that it had reached a proposed settlement with three publishers, including HarperCollins, and filed a Proposed Final Judgment and related materials detailing that agreement. Among other things, the Proposed Final Judgment requires that HarperCollins terminate its agreements with certain eBook retailers and places certain restrictions on any agreements subsequently entered into with such retailers. Pursuant to the Antitrust Procedures and Penalties Act, the Proposed Final Judgment could not be entered by Judge Cote for at least sixty days while the DOJ received public comments. The public comment period ended on June 25, 2012. Pursuant to Judge Cote’s June 25, 2012 scheduling order, the DOJ’s motion for entry of the Proposed Final Judgment was fully briefed by August 22, 2012, and on September 5, 2012, Judge Cote granted the DOJ’s motion and entered the Final Judgment. A third party has filed a motion to intervene in the case for the purpose of appealing Judge Cote’s decision entering the Final Judgment to the United States Court of Appeals for the Second Circuit. Additional information about the Final Judgment can be found on the DOJ’s website.

Following an investigation, on April 11, 2012, 16 state Attorneys General led by Texas and Connecticut (the “AGs”) filed a similar action against certain publishers and Apple, Inc. in the Western District of Texas. On April 26, 2012, the AGs’ action was transferred to Judge Cote. On May 17, 2012, 33 AGs filed a second amended complaint. As a result of a memorandum of understanding agreed upon with the AGs for Texas and Connecticut, HarperCollins was not named as a defendant in this action. Pursuant to the terms of the memorandum of understanding, HarperCollins entered into a settlement agreement with the AGs for Texas, Connecticut and Ohio on June 11, 2012. By August 28, 2012, forty-nine states (all but Minnesota) and five U.S. territories had signed on to that settlement agreement. On August 29, 2012, the AGs simultaneously filed a complaint against HarperCollins and two other publishers, a motion for preliminary approval of that settlement agreement and a proposed distribution plan. On September 14, 2012, Judge Cote granted the AGs’ motion for preliminary approval of the settlement agreement and approved the AGs’ proposed distribution plan. Notice was subsequently sent to potential class members, and a fairness hearing scheduled for February 8, 2013. If the settlement agreement receives final approval, it would resolve all damage claims of individual citizens from those states and territories.

While the settlement agreement with the AGs is still subject to final approval by the court, the Company believes that the proposed settlement, as currently drafted, will not have a material impact on the results of operations or the financial position of the Company. However, the Company can make no assurances that the proposed settlement will receive final approval.

On October 12, 2012, HarperCollins received a Civil Investigative Demand from the Attorney General from the State of Minnesota. HarperCollins is cooperating with that investigation. While it is not possible to predict with any degree of certainty the ultimate outcome of the inquiry, HarperCollins believes it was compliant with applicable antitrust laws.

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

In early July 2012, HarperCollins Canada, a wholly-owned subsidiary of HarperCollins, learned that the Canadian Competition Bureau (“CCB”) had commenced an inquiry regarding the sale of eBooks in Canada. HarperCollins currently is cooperating with the CCB with respect to its inquiry. While it is not possible to predict with any degree of certainty the ultimate outcome of the inquiry, HarperCollins believes it was compliant with applicable antitrust laws.

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

U.S. Citizenship Requirements May Limit Common Stock Ownership and Voting Rights.

The Company owns broadcast station licensees in connection with its ownership and operation of U.S. television stations. Under U.S. law, no broadcast station licensee may be owned by a corporation if more than 25% of its stock is owned or voted by non-U.S. persons, their representatives, or by any other corporation organized under the laws of a foreign country. The Company’s Restated Certificate of Incorporation authorizes the Board to prevent, cure or mitigate the effect of stock ownership above the applicable foreign ownership threshold by taking any action including: refusing to permit any transfer of common stock to or ownership of common stock by a non-U.S. stockholder; voiding a transfer of common stock to a non-U.S. stockholder; suspending rights of stock ownership if held by a non-U.S. stockholder; or redeeming common stock held by a non-U.S. stockholder. On September 28, 2012, the Audit Committee of the Company’s Board of Directors determined that approximately 32% of the Company’s Class B Common Stock is owned by non-U.S. stockholders, and the combined ownership of Class A Common Stock and Class B Common Stock by non-U.S. stockholders is less than 25% of the combined outstanding shares of Class A Common Stock and Class B Common Stock. In order to maintain compliance with U.S. law, the Company suspended 40% of the voting rights of the Class B Common Stock held by non-U.S. stockholders, a decrease from the previously-announced suspension in April 2012 of 50% of the voting rights of the Class B Common Stock held by non-U.S. stockholders. This suspension will remain in place for as long as the Company deems it necessary to maintain compliance with applicable U.S. law, and may be adjusted by the Audit Committee as it deems appropriate. The Company is not able to predict whether it will need to adjust the suspension or whether additional action pursuant to its Restated Certificate of Incorporation may be necessary. The FCC could review the Company’s compliance with applicable U.S. law in connection with its consideration of the Company’s renewal applications for licenses to operate the broadcast stations the Company owns.

We Face Criminal Investigations Regarding Allegations of Phone Hacking and Inappropriate Payments to Public Officials and Other Related Matters and Related Civil Lawsuits.

U.K. and U.S. regulators and governmental authorities are conducting investigations initiated in 2011 after allegations of phone hacking and inappropriate payments to public officials at our former publication, The News of the World, and other related matters, including investigations into whether similar conduct may have occurred at the Company’s subsidiaries outside of the U.K. The Company is cooperating with these investigations.

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

In June 2012, the Company announced its intention to pursue the separation of its publishing and media and entertainment businesses into two distinct publicly traded companies (the “Proposed Separation Transaction”). Unanticipated developments could delay or negatively impact the Proposed Separation Transaction, including those related to obtaining various regulatory approvals, opinions from tax counsel and favorable rulings from certain tax jurisdictions regarding the tax-free nature of the transaction to the Company and its stockholders, completing further due diligence as appropriate, the filing and effectiveness of appropriate filings with the SEC, and changes in market conditions, among other things. In addition, consummation of the Proposed Separation Transaction will require final approval from the Company’s Board of Directors and stockholders. Therefore, we cannot assure that we will be able to complete the Proposed Separation Transaction on the terms or on the timeline that we announced, if at all.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

The remaining authorized amount under the Company’s stock repurchase program at September 30, 2012, excluding commissions, was approximately $4.5 billion.

The program may be extended, modified, suspended or discontinued at any time.

Below is a summary of the Company’s purchases of its Class A Common Stock during the three months ended September 30, 2012:

	Total Number of Shares Purchased	Average Price per Share	Total Cost of Purchase
			(in millions)
July	14,350,000	22.09	317
August	16,755,000	23.28	390
September	6,952,800	24.45	170

Total	38,057,800		$877

The Company did not purchase any of its Class B Common Stock during the three months ended September 30, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits.

4.1	Registration Rights Agreement, dated as of September 14, 2012, by and among News America Incorporated, News Corporation and J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.*

4.2	Form of Notes representing $1,000,000,000 principal amount of 3.00% Senior Notes due 2022, dated September 14, 2012.*

4.3	Notice to Holders of News Corporation Class B Common Stock, dated September 28, 2012 (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on September 28, 2012).

10.1	Employment Agreement, effective as of February 1, 2012, between News America Incorporated and Gerson Zweifach.*

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three months ended September 30, 2012 and 2010; (ii) Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2012 and 2011; (iii) Consolidated Balance Sheets at September 30, 2012 (unaudited) and June 30, 2012 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and 2010; and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ David F. DeVoe
David F. DeVoe Senior Executive Vice President and Chief Financial Officer

Date:    November 8, 2012