Form 10-Q
period 2012-12-31
NEWS CORP
filed 2013-02-07
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2012

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

NEWS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-0075658 (I.R.S. Employer Identification No.)

1211 Avenue of the Americas, New York, New York (Address of Principal Executive Offices)	10036 (Zip Code)

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

As of February 4, 2013, 1,526,737,043 shares of Class A Common Stock, par value $0.01 per share, and 798,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended December 31,		For the six months ended December 31,
	2012	2011	2012	2011
Revenues	$9,425	$8,975	$17,561	$16,934

Operating expenses	(5,869)	(5,583)	(10,717)	(10,336)
Selling, general and administrative	(1,666)	(1,614)	(3,276)	(3,141)
Depreciation and amortization	(310)	(281)	(610)	(575)
Impairment and restructuring charges	(65)	(36)	(217)	(127)
Equity earnings of affiliates	174	142	364	263
Interest expense, net	(266)	(257)	(533)	(515)
Interest income	37	29	68	65
Other, net	1,400	125	2,775	(5)

Income before income tax expense	2,860	1,500	5,415	2,563
Income tax expense	(402)	(373)	(661)	(650)

Net Income	2,458	1,127	4,754	1,913
Less: Net income attributable to noncontrolling interests	(77)	(70)	(140)	(118)

Net income attributable to News Corporation stockholders	$2,381	$1,057	$4,614	$1,795

Weighted average shares:
Basic	2,341	2,508	2,353	2,557
Diluted	2,346	2,515	2,358	2,563

Net income attributable to News Corporation stockholders per share:
Basic	$1.02	$0.42	$1.96	$0.70
Diluted	$1.01	$0.42	$1.96	$0.70

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the three months ended December 31,		For the six months ended December 31,
	2012	2011	2012	2011
Net income	$2,458	$1,127	$4,754	$1,913
Other comprehensive income (loss):
Foreign currency translation adjustments	2	196	281	(1,020)
Unrealized holding gains (losses) on securities	3	39	2	(83)
Benefit plan adjustments	14	4	28	18

Other comprehensive income (loss)	19	239	311	(1,085)

Comprehensive income	2,477	1,366	5,065	828

Less: Net income attributable to noncontrolling interests(a)	(77)	(70)	(140)	(118)
Less: Other comprehensive income attributable to noncontrolling interests	(1)	(5)	(2)	4

Comprehensive income attributable to News Corporation stockholders	$2,399	$1,291	$4,923	$714

(a)

Net income attributable to noncontrolling interests includes $26 million and $27 million for the three months ended December 31, 2012 and 2011, respectively, and $48 million and $34 million for the six months ended December 31, 2012 and 2011, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of December 31, 2012	As of June 30, 2012
	(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents	$7,806	$9,626
Receivables, net	7,760	6,608
Inventories, net	3,282	2,595
Other	896	619

Total current assets	19,744	19,448

Non-current assets:
Receivables	449	387
Investments	7,441	4,968
Inventories, net	5,024	4,596
Property, plant and equipment, net	5,857	5,814
Intangible assets, net	7,149	7,133
Goodwill	15,875	13,174
Other non-current assets	1,206	1,143

Total assets	$62,745	$56,663

Liabilities and Equity:
Current liabilities:
Borrowings	$273	$273
Accounts payable, accrued expenses and other current liabilities	5,260	5,405
Participations, residuals and royalties payable	1,899	1,691
Program rights payable	1,665	1,368
Deferred revenue	1,163	880

Total current liabilities	10,260	9,617

Non-current liabilities:
Borrowings	16,184	15,182
Other liabilities	4,200	3,650
Deferred income taxes	2,447	2,388
Redeemable noncontrolling interests	649	641
Commitments and contingencies

Equity:
Class A common stock(a)	15	15
Class B common stock(b)	8	8
Additional paid-in capital	15,898	16,140
Retained earnings and accumulated other comprehensive income	12,231	8,521

Total News Corporation stockholders’ equity	28,152	24,684
Noncontrolling interests	853	501

Total equity	29,005	25,185

Total liabilities and equity	$62,745	$56,663

(a)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,533,869,040 shares and 1,584,519,372 shares issued and outstanding, net of 1,775,944,389 and 1,775,983,637 treasury shares at par at December 31, 2012 and June 30, 2012, respectively.

(b)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 313,721,702 treasury shares at par at December 31, 2012 and June 30, 2012, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the six months ended December 31,
	2012	2011
Operating activities:
Net income	$4,754	$1,913
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	610	575
Amortization of cable distribution investments	44	47
Equity earnings of affiliates	(364)	(263)
Cash distributions received from affiliates	306	253
Impairment charges	35	—
Other, net	(2,775)	5
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(986)	(1,202)
Inventories, net	(920)	(758)
Accounts payable and other liabilities	267	26

Net cash provided by operating activities	971	596

Investing activities:
Property, plant and equipment, net of acquisitions	(370)	(485)
Acquisitions, net of cash acquired	(2,830)	(488)
Investments in equity affiliates	(610)	(37)
Other investments	(46)	(158)
Proceeds from dispositions	1,860	321

Net cash used in investing activities	(1,996)	(847)

Financing activities:
Borrowings	987	—
Repayment of borrowings	(235)	(32)
Issuance of shares	139	15
Repurchase of shares	(1,434)	(2,477)
Dividends paid	(297)	(305)
Purchase of subsidiary shares from noncontrolling interests	(8)	—
Other, net	8	—

Net cash used in financing activities	(840)	(2,799)

Net decrease in cash and cash equivalents	(1,865)	(3,050)
Cash and cash equivalents, beginning of year	9,626	12,680
Exchange movement on opening cash balance	45	(198)

Cash and cash equivalents, end of year	$7,806	$9,432

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

The Company has an investment in Sky Deutschland AG (“Sky Deutschland”) which it considers a variable interest entity (“VIE”). The Company’s aggregate risk of loss related to this investment was approximately $479 million and $515 million as of December 31, 2012 and June 30, 2012, respectively, which consisted of debt and equity securities and a loan. (See Note 6— Investments)

The Company owns a 34% interest in Hulu LLC (“Hulu”) which is also considered a VIE. The Company’s risk of loss related to this investment is $115 million, the portion of Hulu’s debt that it guarantees. (See Note 13—Commitments and Contingencies)

The Company also has an investment in a VIE that it consolidates; however, the assets, liabilities, net income and cash flows attributable to this entity were not material to the Company in any of the periods presented.

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

The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2013 and fiscal 2012 include 52 weeks. All references to December 31, 2012 and December 31, 2011 relate to the three and six months ended December 30, 2012 and January 1, 2012, respectively. For convenience purposes, the Company continues to date its financial statements as of December 31.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary.

In the second quarter of fiscal 2013, the Company adopted ASU 2012-07, “Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs” (“ASU 2012-07”), which would have the effect of incorporating into the fair value measurement used for the impairment analysis of unamortized film costs only information that is known or knowable as of the measurement date, consistent with how information is incorporated into other fair value measurements. ASU 2012-07 is effective for the Company for impairment assessments performed on or after December 15, 2012. Prospective application of ASU 2012-07 had no effect on the consolidated financial statements of the Company for the current periods presented.

Issued

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”), which permits an entity to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit’s indefinite-lived intangible asset is less than the asset’s carrying value before applying a quantitative impairment assessment. If it is determined through the qualitative assessment that the fair value of a reporting unit’s indefinite-lived intangible asset is more likely than not greater than the asset’s carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2012-02 is effective for the Company for annual and interim indefinite-lived intangible asset impairment tests performed beginning July 1, 2013, however, early adoption is permitted. The Company is currently evaluating the impact ASU 2012-02 will have on its consolidated financial statements.

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Fiscal 2013

Acquisitions

In July 2012, the Company acquired Thomas Nelson, Inc. (“Thomas Nelson”), one of the leading Christian book publishers in the U.S., for approximately $200 million in cash. The acquisition of Thomas Nelson increased the Company’s presence and reach in the Christian publishing market. In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles—Goodwill and Other,” (“ASC 350”) the excess purchase price of approximately $160 million has been preliminarily allocated as follows: $65 million to publishing rights with a useful life of 20 years, $25 million to imprints which have an indefinite life and approximately $70 million representing the goodwill on the transaction. The amount allocated to intangibles is subject to change pending the completion of final valuations of certain assets and liabilities. A change in the purchase price allocation and any estimates of useful lives could result in a change in the value allocated to the intangible assets that could impact future amortization expense.

In November 2012, the Company acquired a controlling 51% ownership stake in Eredivisie Media & Marketing CV (“EMM”) for approximately $350 million, of which $325 million was cash and $25 million was contingent consideration. EMM is a media company that holds the collective media and sponsorship rights of the Dutch Premier League. The remaining 49% of EMM is owned by the Dutch Premier League and the global TV production company Endemol.

In November 2012, the Company acquired the remaining 50% interest in Fox Star Sports Asia (formerly ESPN STAR Sports) that it did not already own for approximately $220 million, net of cash acquired. Fox Star Sports Asia is a leading sports broadcaster in Asia and the Company now, through its wholly owned subsidiaries, owns 100% of Fox Star Sports Asia. The Fox Star Sports Asia acquisition was accounted for in accordance with ASC 805 “Business Combinations,” (“ASC 805”) which requires an acquirer to remeasure its previously held equity interest in an acquiree at its acquisition date fair value and recognize the resulting gain or loss in earnings. The carrying amount of the Company’s previously held equity interest in Fox Star Sports Asia was revalued to fair value as of the acquisition date, resulting in a non-taxable gain of approximately $174 million which was included in Other, net in the unaudited consolidated statements of operations for the three and six months ended December 31, 2012.

In November 2012, the Company acquired Consolidated Media Holdings Ltd. (“CMH”), a media investment company that operates in Australia, for approximately $2.2 billion which consisted of $2 billion in cash and assumed debt of approximately $235 million. CMH had a 25% interest in Foxtel and a 50% interest in FOX SPORTS Australia. The acquisition doubled the Company’s stakes in FOX SPORTS Australia and Foxtel to 100% and 50%, respectively. The remaining 50% of Foxtel is owned by Telstra Corporation Limited, one of Australia’s leading telecommunications companies. Accordingly, the results of FOX SPORTS Australia are included in the Company’s combined results of operations beginning in November 2012. Prior to November 2012, the Company accounted for its investment in FOX SPORTS Australia under the equity method of accounting. The Company’s investment in Foxtel is accounted for under the equity method of accounting.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The CMH acquisition was accounted for in accordance with ASC 805. The carrying amount of the Company’s previously held equity interest in FOX SPORTS Australia was revalued to fair value as of the acquisition date, resulting in a non-taxable gain of approximately $1.2 billion which was included in Other, net in the unaudited consolidated statements of operations for the three and six months ended December 31, 2012.

In December 2012, the Company also acquired SportsTime Ohio, a Regional Sports Network (“RSN”) serving the Cleveland, Ohio market, for an estimated total purchase price of approximately $270 million, of which $130 million was paid in cash. The balance of the purchase price represents the fair value of deferred payments and payments that are contingent upon achievement of certain performance objectives.

The aforementioned acquisitions were all accounted for in accordance with ASC 805. These acquisitions support the Company’s strategic priority of increasing its brand presence and reach in key international and domestic markets, acquiring greater control of investments that complement its portfolio of businesses and creating new pay-TV sports franchises. In accordance with ASC 350, the aggregate excess purchase price of $2.6 billion has been preliminarily allocated to goodwill and is not being amortized for all of the acquisitions noted above with the exception of the preliminary allocation for the Thomas Nelson acquisition. Where the allocation of the excess purchase price is not final, the amount allocated to goodwill is subject to change upon completion of final valuations of certain assets and liabilities. A future reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets could reduce future earnings as a result of additional amortization.

For the six months ended December 31, 2012, the above acquisitions did not contribute significantly to the Company’s unaudited consolidated results of operations.

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

In May 2012, the Company renewed its existing FOX affiliation agreement with a major FOX affiliate group (“Network Affiliate”). As part of the transaction, the Company received a one-time payment of $25 million and an option to buy Network Affiliate’s stations in any three of four markets or, if such option is not exercised, receive an additional $25 million cash payment. Further, Network Affiliate has an option to buy the Company’s Baltimore station. The Company notified Network Affiliate that it does not intend to exercise its option and will be entitled to an additional $25 million cash payment. Network Affiliate has exercised its option to purchase the Baltimore station and the Company recognized a loss of approximately $90 million which was included in Other, net in the unaudited consolidated statements of operations for the six months ended December 31, 2012.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On June 28, 2012, the Company announced its intent to pursue the separation of its business into two separate independent public companies, one of which will hold the Company’s global media and entertainment businesses and the other, New Newscorp LLC (“New News Corporation”) , which will hold the businesses comprising the Company’s newspapers, information services and integrated marketing services, digital real estate services, book publishing, digital education and sports programming and pay-TV distribution in Australia. On December 4, 2012, the Company’s board of directors authorized management to proceed with the proposed distribution, subject to the satisfaction or waiver of certain conditions and the board of directors’ ongoing consideration of the transaction and its final approval, which may not be granted.

To effect the distribution, the Company will first undertake an internal reorganization. Following the internal reorganization, the Company will distribute all of the shares of New News Corporation’s common stock to its stockholders on a pro rata basis. After the distribution, the Company will not own any equity interest in New News Corporation, and New News Corporation will operate independently from the Company.

On December 21, 2012, New News Corporation filed an initial Form 10 registration statement and News Corporation filed a preliminary proxy statement with the Securities and Exchange Commission in connection with the separation. The Company’s stockholders will not be required to vote to approve the distribution. However, in order to effectuate the distribution in the manner discussed in the Form 10 registration statement, the Company will be required to amend its Restated Certificate of Incorporation, and the Company will hold a Special Meeting in connection therewith. The Company has also applied for certain regulatory approvals and tax rulings required to enable the separation to be completed as described. There can be no assurances given that the separation of the Company’s businesses as described will occur.

At the end of fiscal 2012, the Company identified certain businesses as held for sale and reclassified the net assets to other current assets. During the six months ended December 31, 2012, as a result of revised projections, the Company recorded a non-cash impairment charge of $35 million related to its assets held for sale to reduce the carrying value of these assets to fair value less cost to sell. The assets, liabilities and cash flows attributable to these businesses were not material to the Company in any of the periods presented and, accordingly, have not been presented separately.

Fiscal 2012

Acquisitions

In December 2011, the Company acquired the 67% equity interest it did not already own in Fox Pan American Sports LLC (“FPAS”) for approximately $400 million. FPAS, an international sports programming and production entity, which owns and operates Fox Sports Latin America network, a Spanish and Portuguese-language sports network distributed to subscribers in certain Caribbean and Central and South American nations, and partially through its ownership in FPAS, a 53% interest in Fox Deportes, a Spanish-language sports programming service distributed in the United States. As a result of this transaction, the Company now owns 100% of FPAS and Fox Deportes. Accordingly, the Company changed its accounting for FPAS from an equity method investment to a consolidated subsidiary beginning in December 2011. The acquisition of FPAS supports the Company’s strategic priority of increasing its brand presence and reach in key international markets.

The FPAS acquisition was accounted for in accordance with ASC 805. The carrying amount of the Company’s previously held equity interest in FPAS was revalued to fair value at the acquisition date, resulting in a non-taxable gain of approximately $158 million which was included in Other, net in the unaudited consolidated statements of operations for the three and six months ended December 31, 2011.

The Company finalized the purchase accounting for FPAS in the current period with approximately $280 million allocated to finite-lived intangible assets with useful lives ranging from 5 to 15 years and approximately $320 million allocated to goodwill which will not be amortized. The goodwill reflects the synergies and increased market penetration expected from combining the operations of FPAS and the Company.

In May 2012, the Company acquired an approximate 23% interest in Latin America Pay Television (“LAPTV”), a partnership that distributes premium and basic television channels in Latin America, for approximately $64 million in cash. As a result of this transaction, the Company increased its interest in LAPTV to approximately 78% from the 55% it owned as of June 30, 2011.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2012, the Company sold its former U.K. newspaper division headquarters located in East London, which it relocated from in August 2010, for consideration of approximately £150 million (approximately $235 million), of which £25 million (approximately $39 million) was received on closing of the sale. The remaining £125 million (approximately $196 million) is in the form of a secured note and the Company will receive £25 million (approximately $39 million) on May 31, 2013, and annually thereafter until May 31, 2017. The Company recorded a loss of approximately $22 million on this transaction, which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2012.

Other

In fiscal 2012, the Company entered into an asset acquisition agreement with a third party in exchange for a noncontrolling ownership interest in one of the Company’s majority-owned RSN. The noncontrolling shareholder has a put option related to its ownership interest that is exercisable beginning in fiscal 2015. Since redemption of the noncontrolling interest is outside of the control of the Company, the Company has accounted for this put option in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99-3A”), and has recorded the put option at its fair value as a redeemable noncontrolling interest in the consolidated balance sheets.

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

The Company has receivables with original maturities greater than one year in duration principally related to the Company’s sale of program rights in the television syndication markets within the Filmed Entertainment segment. Allowances for credit losses are established against these non-current receivables as necessary. As of December 31, 2012 and June 30, 2012, these allowances were not material.

Receivables, net consisted of:

	As of December 31, 2012	As of June 30, 2012
	(in millions)
Total receivables	$9,448	$7,981
Allowances for returns and doubtful accounts	(1,239)	(986)

Total receivables, net	8,209	6,995
Less: current receivables, net	(7,760)	(6,608)

Non-current receivables, net	$449	$387

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. RESTRUCTURING PROGRAMS

Fiscal 2013

The Company recorded restructuring charges of $65 million and $182 million in the three and six months ended December 31, 2012, respectively, of which $63 million and $175 million, respectively, related to the newspaper businesses. The restructuring charges primarily relate to the reorganization of the Australian newspaper businesses which was announced at the end of fiscal 2012 and the continued reorganization of the U.K. newspaper business. The restructuring charges recorded are primarily for termination benefits in Australia and contract termination payments in the U.K.

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

Changes in the program liabilities were as follows:

	For the three months ended December 31,
	2012				2011
	One time termination benefits	Facility related costs	Other costs	Total	One time termination benefits	Facility related costs	Other costs	Total
	(in millions)
Beginning of period	$51	$179	$1	$231	$74	$201	$1	$276
Additions	54	3	8	65	28	3	5	36
Payments	(67)	(7)	(3)	(77)	(43)	(8)	(2)	(53)
Other	—	—	(3)	(3)	—	(1)	(4)	(5)

End of period	$38	$175	$3	$216	$59	$195	$—	$254

	For the six months ended December 31,
	2012				2011
	One time termination benefits	Facility related costs	Other costs	Total	One time termination benefits	Facility related costs	Other costs	Total
	(in millions)
Beginning of period	$64	$185	$—	$249	$27	$207	$—	$234
Additions	118	5	59	182	102	6	19	127
Payments	(144)	(15)	(52)	(211)	(65)	(18)	(12)	(95)
Other	—	—	(4)	(4)	(5)	—	(7)	(12)

End of period	$38	$175	$3	$216	$59	$195	$—	$254

The Company expects to record an additional $72 million of restructuring charges, principally related to accretion on facility termination obligations through fiscal 2021 and additional termination benefits related to the newspaper businesses. At December 31, 2012, restructuring liabilities of approximately $72 million and $144 million were included in the consolidated balance sheets in other current liabilities and other liabilities, respectively. Amounts included in other liabilities primarily relate to facility termination obligations, which are expected to be paid through fiscal 2021.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. INVENTORIES

The Company’s inventories were comprised of the following:

	As of December 31, 2012	As of June 30, 2012
	(in millions)
Programming rights	$5,011	$4,285
Books, DVDs, Blu-rays, paper and other merchandise	387	348
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	748	846
Completed, not released	16	135
In production	751	502
In development or preproduction	175	140

	1,690	1,623

Television productions:
Released (including acquired libraries)	652	561
In production	559	370
In development or preproduction	7	4

	1,218	935

Total filmed entertainment costs, less accumulated amortization(a)	2,908	2,558

Total inventories, net	8,306	7,191
Less: current portion of inventory, net(b)	(3,282)	(2,595)

Total noncurrent inventories, net	$5,024	$4,596

(a)

Does not include $381 million and $397 million of net intangible film library costs as of December 31, 2012 and June 30, 2012, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheets.

(b)	Current inventory as of December 31, 2012 and June 30, 2012 is comprised of programming rights ($2,926 million and $2,279 million, respectively), books, DVDs, Blu-rays, paper and other merchandise.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. INVESTMENTS

The Company’s investments were comprised of the following:

		Ownership Percentage As of December 31, 2012	As of December 31, 2012	As of June 30, 2012
			(in millions)
Equity method investments:
Foxtel(a)	Australian pay-TV operator	50%	$2,183	$205
British Sky Broadcasting Group plc(a)(b)	U.K. DBS operator	39%	1,848	1,710
Yankees Entertainment and Sports Network	Regional sports network	49%	834	—
Sky Network Television Ltd.(a)(b)	New Zealand media company	44%	361	390
Sky Deutschland(b)	German pay-TV operator	49.9%	175	231
NDS Group Limited(c)	Digital technology company	—%	—	492
Other equity method investments		various	449	699
Fair value of available-for-sale investments		various	636	561
Loan receivable from Foxtel		N/A	460	227
Other investments		various	495	453

Total Investments			$7,441	$4,968

(a)

For the six months ended December 31, 2012 the Company received dividends of $166 million from British Sky Broadcasting Group plc (“BSkyB”), $60 million from Sky Network Television Ltd. and $57 million from Foxtel.

(b)

The market value of the Company’s investment in BSkyB, Sky Deutschland and Sky Network Television Ltd., of $7,876 million, $2,123 million and $682 million at December 31, 2012, respectively, were valued using quoted market prices.

(c)	In July 2012, the Company sold its 49% investment in NDS Group Limited (“NDS”) and the investment basis in NDS did not change significantly from June 30, 2012.

Foxtel

In May 2012, Foxtel, a cable and satellite television service in Australia, in which the Company at the time indirectly owned a 25% interest, purchased Austar United Communications Ltd to create a national subscription television service in Australia. The transaction was funded by Foxtel bank debt and Foxtel’s shareholders made pro-rata capital contributions in the form of subordinated shareholder notes based on their respective ownership interest. The Company’s share of the funding contribution was approximately $230 million. The subordinated shareholder note has a maximum term of 15 years, with interest payable on June 30th each year and at maturity. The subordinated shareholder note can be repaid in 10 years provided that Foxtel’s senior debt has been repaid. Upon maturity, the principal advanced will be repayable. In November 2012, the Company increased its investment in Foxtel to 50% from 25% through the acquisition of CMH which also held the same subordinated shareholder note. Accordingly, the carrying value of the shareholder note receivable from Foxtel doubled to $460 million. (See Note 2— Acquisitions, Disposals and Other Transactions)

BSkyB

During fiscal 2010, the Company announced that it had proposed to the board of directors of BSkyB, in which the Company currently has an approximate 39% interest, to make a cash offer for the BSkyB shares that the Company does not already own. On July 13, 2011, the Company announced that it no longer intended to make an offer for the BSkyB shares that the Company does not already own. As a result of the July 2011 announcement, the Company paid BSkyB a termination fee of approximately $63 million in accordance with a cooperation agreement between the parties. The termination fee was reflected in Other, net in the Company’s unaudited consolidated statements of operations for the six months ended December 31, 2011.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BSkyB began repurchasing shares as part of this share repurchase program during the second quarter of fiscal 2012. As a result, during the three and six months ended December 31, 2012, the Company received cash consideration of approximately $165 million and $258 million, respectively, and recognized a gain of $131 million and $206 million, respectively, which was included in Equity earnings of affiliates in the Company’s unaudited consolidated statements of operations.

Yankees Entertainment and Sports Network

In December 2012, the Company acquired a 49% equity interest in the Yankees Entertainment and Sports Network (“YES”), a RSN, for approximately $584 million and simultaneous with the closing of this transaction, the Company paid approximately $250 million of upfront costs on behalf of YES. The Company’s investment of approximately $834 million is being allocated between tangible and intangible assets in accordance with ASC 323, “Investments—Equity Investments”. The allocation of the excess cost is not final and is subject to change upon completion of final valuations of certain assets and liabilities. Changes in how the Company allocates excess cost could reduce future equity earnings as a result of additional amortization. In fiscal 2016, the remaining partners can exercise a put option that would require the Company to acquire up to an additional 31% interest. If the put option is not exercised, the Company has a call option beginning in fiscal 2017 that would allow the Company to acquire up to an additional 31% interest.

Sky Deutschland

The Company’s investment in Sky Deutschland consists of common stock, convertible bonds and loans.

The Company currently has the right to convert the bonds into 53.9 million underlying Sky Deutschland shares, subject to certain black-out periods. If not converted, the Company will have the option to redeem the bonds for cash upon their maturity in January 2015. The convertible bonds were separated into their host and derivative financial instrument components, both of which were recorded at their estimated fair value in Investments in the consolidated balance sheets. The change in estimated fair value of the derivative instrument of approximately $51 million and $(7) million was recorded in Other, net in the Company’s unaudited consolidated statements of operations for the three months ended December 31, 2012 and 2011, respectively. The change in estimated fair value of the derivative instrument of approximately $58 million and $(89) million was recorded in Other, net in the Company’s unaudited consolidated statements of operations for the six months ended December 31, 2012 and 2011, respectively. The change in estimated fair value of the host was not material for the three and six months ended December 31, 2012 and 2011.

In February 2012, the Company agreed to backstop €300 million (approximately $395 million) of financing measures that were being initiated by Sky Deutschland. The first step of the financing was completed in February 2012, when Sky Deutschland raised approximately €155 million, and the Company acquired approximately 35 million additional shares of Sky Deutschland maintaining its ownership at 49.9%. The aggregate cost of the shares acquired by the Company was approximately €80 million (approximately $100 million) and the shares were newly registered shares issued pursuant to the capital increase.

In January 2013, the Company reached an agreement with Sky Deutschland and its new bank syndicate to support both a new financing structure and the issuance of €438 million (approximately $585 million) of new equity, which includes the outstanding €144 million (approximately $195 million) of equity under the capital measures announced by Sky Deutschland in February 2012. Sky Deutschland finalized the equity offering in early February 2013 and the Company acquired, through a combination of a private placement and a rights offering, approximately 92 million additional shares of Sky Deutschland increasing its ownership to approximately 55%. The aggregate cost of the shares acquired by the Company was approximately €410 million (approximately $550 million). As a result of these transactions, the results of Sky Deutschland will be included in the Company’s consolidated results of operations in the third quarter of fiscal 2013. In addition, the Company has committed to guarantee Sky Deutschland’s new €300 million (approximately $400 million) five-year bank credit facility, which will replace Sky Deutschland’s existing bank debt facilities (to be repaid in full). Additionally, the Company will act as guarantor to the German Football League for Sky Deutschland’s Bundesliga broadcasting license for the 2013/14 to 2016/17 seasons in an amount up to 50% of the license fee per season. The Company has also agreed to extend the maturity of existing shareholder loans.

In addition to the financing measures noted above, the Company has also agreed to loan Sky Deutschland approximately $70 million to support the launch of a sports news channel which it expects to fund within the next year.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NDS

In July 2012, the Company sold its 49% investment in NDS to Cisco Systems Inc. for approximately $1.9 billion, of which approximately $60 million has been set aside in escrow to satisfy any indemnification obligations. The Company recorded a gain of approximately $1.4 billion on this transaction which was included in Other, net in the unaudited consolidated statements of operations for the six months ended December 31, 2012.

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

Fair value of available-for-sale investments

The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	As of December 31, 2012	As of June 30, 2012
	(in millions)
Cost basis of available-for-sale investments	$278	$278
Accumulated gross unrealized gain	358	305
Accumulated gross unrealized loss	—	(22)

Fair value of available-for-sale investments(a)	$636	$561

Net deferred tax liability(b)	$131	$108

(a)

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

(b)	The net deferred tax liability includes $108 million and $107 million related to unrealized gains recorded in comprehensive income as of December 31, 2012 and June 30, 2012, respectively.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The tables below present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair Value Measurements
	As of December 31, 2012
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities(a)	$636	$353	$283	$—
Liabilities
Derivatives(b)	(3)	—	(3)	—
Redeemable noncontrolling interests(c)	(649)	—	—	(649)

Total	$(16)	$353	$280	$(649)

	As of June 30, 2012
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities(a)	$561	$351	$210	$—
Derivatives(b)	17	—	17	—
Redeemable noncontrolling interests(c)	(641)	—	—	(641)

Total	$(63)	$351	$227	$(641)

(a)	See Note 6—Investments.
(b)	Represents derivatives associated with the Company’s foreign exchange forward contracts designated as hedges.
(c)

The Company accounts for the redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A because their exercise is outside the control of the Company and, accordingly, as of December 31, 2012 and June 30, 2012, has included the fair value of the redeemable noncontrolling interests in the consolidated balance sheets. The majority of redeemable noncontrolling interests recorded at fair value are put arrangements held by the noncontrolling interests in two of the Company’s majority-owned RSNs and in one of the Company’s Asian general entertainment television joint ventures.

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

The fair value of the redeemable noncontrolling interests in the RSNs were primarily determined by (i) applying a multiples-based formula that is intended to approximate fair value for one of the RSNs and (ii) using a discounted EBITDA valuation model, assuming a 9% discount rate for the other RSN. As of December 31, 2012, the minority shareholder’s put right in one of the RSNs is currently exercisable.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the redeemable noncontrolling interest in the Asian general entertainment television joint venture was determined using a market approach. As of December 31, 2012, the minority shareholder’s put right is exercisable.

The remaining redeemable noncontrolling interest is currently not exercisable and is not material.

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the six months ended December 31,
	2012	2011
	(in millions)
Beginning of period	$(641)	$(242)
Total gains (losses) included in net income	(48)	(34)
Total gains (losses) included in other comprehensive income	—	—
Issuance of redeemable noncontrolling interest	—	(273)
Other	40	(38)

End of period	$(649)	$(587)

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables, payables and cost investments, approximates fair value.

The aggregate fair value of the Company’s borrowings at December 31, 2012 was approximately $20,464 million compared with a carrying value of $16,457 million and, at June 30, 2012, was approximately $18,300 million compared with a carrying value of $15,455 million. Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market.

Foreign Currency Forward Contracts

The Company uses financial instruments designated as cash flow hedges primarily to hedge certain exposures to foreign currency exchange risks associated with the cost for producing or acquiring films and television programming abroad. The notional amount of foreign exchange forward contracts with foreign currency risk outstanding at December 31, 2012 and June 30, 2012 was $434 million and $294 million, respectively. As of December 31, 2012 and June 30, 2012, the fair values of the foreign exchange forward contracts of approximately $(3) million and $17 million, respectively, were recorded in the underlying hedged balances. The Company’s foreign currency forward contracts are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.

The effective changes in fair value of derivatives designated as cash flow hedges for the three months ended December 31, 2012 and 2011 of $(7) million and $9 million, respectively, were recorded in accumulated other comprehensive income with foreign currency translation adjustments. The effective changes in fair value of derivatives designated as cash flow hedges for the six months ended December 31, 2012 and 2011 of $(6) million and $55 million, respectively, were recorded in accumulated other comprehensive income with foreign currency translation adjustments. The ineffective changes in fair value of derivatives designated as cash flow hedges were immaterial. Amounts are reclassified from accumulated other comprehensive income when the underlying hedged item is recognized in earnings. During the three months ended December 31, 2012 and 2011, the Company reclassified gains of approximately $4 million and $5 million, respectively, from other comprehensive income to net income. During the six months ended December 31, 2012 and 2011, the Company reclassified gains of approximately $14 million and $1 million, respectively, from other comprehensive income to net income. The Company expects to reclassify the cumulative change in fair value included in other comprehensive income within the next 24 months. Cash flows from the settlement of foreign exchange forward contracts offset cash flows from the underlying hedged item and are included in operating activities in the consolidated statements of cash flows.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of December 31, 2012 or June 30, 2012 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At December 31, 2012, the Company did not anticipate nonperformance by any of the counterparties.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill, by segment, are as follows:

	Cable Network Programming	Filmed Entertainment	Television	Direct Broadcast Satellite Television	Publishing	Other	Total Goodwill
	(in millions)
Balance, June 30, 2012	$6,494	$1,557	$1,909	$554	$2,152	$508	$13,174
Acquisitions	1,524	—	—	—	99	1,040	2,663
Dispositions	—	(5)	(27)	—	—	(26)	(58)
Foreign exchange movements	—	14	—	24	7	1	46
Impairments	—	—	—	—	—	(35)	(35)
Adjustments	90	—	—	—	—	(5)	85

Balance, December 31, 2012	$8,108	$1,566	$1,882	$578	$2,258	$1,483	$15,875

The increase in the carrying value of Goodwill during the six months ended December 31, 2012 was primarily due to the consolidation of Fox Star Sports Asia and the acquisitions of EMM and SportsTime Ohio at the Cable Network Programming segment and the consolidation of FOX SPORTS Australia at the Other segment. The increase at the Publishing segment was primarily due to the acquisition of Thomas Nelson.

NOTE 9. BORROWINGS

Notes Due 2022

In September 2012, News America Incorporated (“NAI”), a wholly-owned subsidiary of the Company, issued $1.0 billion of 3.00% Senior Notes due 2022. The net proceeds of approximately $987 million will be used for general corporate purposes.

Notes Due 2013

In February 2013, the Company retired the remaining $273 million of its 9.25% Senior Debentures which were included in Borrowings within current liabilities as of December 31, 2012.

Other

In August 2006, the Company entered into a loan agreement with Raiffeisen Zentralbank Österreich AG (“RZB”), which was subsequently amended in September 2009. The Company repaid the outstanding balance of $32 million in July 2011 in connection with the disposal of News Outdoor Russia.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. FILM PRODUCTION FINANCING

The Company enters into arrangements with third parties to co-produce certain of its theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. The parties to these arrangements include studio and non-studio entities both domestic and international. In several of these agreements, other parties control certain distribution rights. The Filmed Entertainment segment records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, receive a participation based on the third-party investor’s contractual interest in the profits or losses incurred on the film. Consistent with the requirements of ASC 926, “Entertainment—Films,” the estimate of the third-party investor’s interest in profits or losses incurred on the film is determined by reference to the ratio of actual revenue earned to date in relation to total estimated ultimate revenues. During fiscal 2013, the Company entered into a new co-financing arrangement with a new investor group for a five year term for production through December 31, 2017, with the option to extend.

NOTE 11. STOCKHOLDERS’ EQUITY

The following table summarizes changes in equity:

	For the three months ended December 31,
	2012				2011
	News Corporation Stockholders	Noncontrolling Interests		Total Equity	News Corporation Stockholders	Noncontrolling Interests		Total Equity
	(in millions)
Balance, beginning of period	$26,264	$513		$26,777	$27,929	$490		$28,419
Net income	2,381	51	(a)	2,432	1,057	43	(a)	1,100
Other comprehensive income	18	1		19	234	5		239
Cancellation of shares, net	(525)	—		(525)	(1,196)	—		(1,196)
Other	14	288	(b)	302	(7)	(43	)(b)	(50)

Balance, end of period	$28,152	$853		$29,005	$28,017	$495		$28,512

	For the six months ended December 31,
	2012				2011
	News Corporation Stockholders	Noncontrolling Interests		Total Equity	News Corporation Stockholders	Noncontrolling Interests		Total Equity
	(in millions)
Balance, beginning of period	$24,684	$501		$25,185	$30,069	$578		$30,647
Net income	4,614	92	(a)	4,706	1,795	84	(a)	1,879
Other comprehensive income (loss)	309	2		311	(1,081)	(4)		(1,085)
Cancellation of shares, net	(1,212)	—		(1,212)	(2,400)	—		(2,400)
Dividends declared	(201)	—		(201)	(246)	—		(246)
Other	(42)	258	(b)	216	(120)	(163	)(b)	(283)

Balance, end of period	$28,152	$853		$29,005	$28,017	$495		$28,512

(a)

Net income attributable to noncontrolling interests excludes $26 million and $27 million for the three months ended December 31, 2012 and 2011, respectively, and $48 million and $34 million for the six months ended December 31, 2012 and 2011, respectively, relating to redeemable noncontrolling interests which are reflected in temporary equity.

(b)

Other activity attributable to noncontrolling interests excludes $(25) million and $316 million for the three months ended December 31, 2012 and 2011, respectively, and $(40) million and $311 million for the six months ended December 31, 2012 and 2011, respectively, relating to redeemable noncontrolling interests.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company declared a dividend of $0.085 per share on both the Class A Common Stock and the Class B Common stock in the three months ended March 31, 2013, which is payable on April 17, 2013. The record date for determining dividend entitlements is March 13, 2013.

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

The remaining authorized amount under the Company’s stock repurchase program as of December 31, 2012, excluding commissions, was approximately $4.0 billion.

The program may be modified, extended, suspended or discontinued at any time.

Temporary Suspension of Voting Rights Affecting Non-U.S. Stockholders

On April 18, 2012, the Company announced that it suspended 50% of the voting rights of the Class B Common Stock held by stockholders who are not U.S. citizens (“Non-U.S. Stockholders”) in order to maintain compliance with U.S. law which states that no broadcast station licensee may be owned by a corporation if more than 25% of that corporation’s stock was owned or voted by Non-U.S. Stockholders. The Company owns broadcast station licensees in connection with its ownership and operation of 27 U.S. television stations. On September 28, 2012, the Audit Committee of the Company’s Board of Directors determined that approximately 32% of the Company’s Class B Common Stock is owned by Non-U.S. Stockholders, and the combined ownership of Class A Common Stock and Class B Common Stock by Non-U.S. Stockholders is less than 25% of the combined outstanding shares of Class A Common Stock and Class B Common Stock. The Audit Committee reduced the previously-announced suspension of voting rights of shares of Class B Common Stock held by Non-U.S. Stockholders to 40%. This suspension of voting rights will remain in place for as long as the Company deems it necessary to maintain compliance with applicable U.S. law, and may be adjusted by the Audit Committee as it deems appropriate. However, the suspension will not apply in connection with any vote on any matter on which holders of Class A Common Stock shall be entitled to vote together with holders of Class B Common Stock as described in the Company’s Restated Certificate of Incorporation. The suspension will not impact the rights of Non-U.S. Stockholders of Class B Common Stock to receive dividends and distributions. The suspension is the subject of pending litigation as to which the parties have reached a settlement, which is subject to Court approval. (See Note 13—Commitments and Contingencies for a summary of the litigation and settlement)

Voting Agreement with the Murdoch Family Interests

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

what it was prior to the suspension of voting rights. Accordingly, after the suspension of voting rights, the aggregate percentage vote of the Murdoch Family Interests will remain initially at 39.7% of the outstanding shares of Class B Common Stock not subject to the suspension of voting rights, and the percentage vote may be adjusted as provided in the agreement with the Company.

NOTE 12. EQUITY BASED COMPENSATION

The following table summarizes the Company’s equity-based compensation transactions:

	For the three months ended December 31,		For the six months ended December 31,
	2012	2011	2012	2011
	(in millions)
Equity-based compensation	$61	$56	$158	$107

Cash received from exercise of equity-based compensation	$26	$7	$119	$8

As of December 31, 2012, the Company’s total compensation cost related to restricted stock units (“RSUs”) and performance stock units (“PSUs”) not yet recognized for all equity-based compensation plans was approximately $266 million, and is expected to be recognized over a weighted average period between one and two years. Compensation expense on all equity-based awards is generally recognized on a straight-line basis over the vesting period of the entire award. However, certain performance based awards are recognized on an accelerated basis.

The intrinsic value of stock options exercised during the six months ended December 31, 2012 and 2011 was $27 million and $1 million, respectively. The intrinsic value of the stock options outstanding as of December 31, 2012 and June 30, 2012 was $29 million and $39 million, respectively.

As of December 31, 2012 and June 30, 2012, the liability for cash-settled awards was approximately $140 million and $119 million, respectively. Cash settled awards are marked-to-market at each reporting period.

The Company recognized a tax benefit on vested RSUs and stock options exercised of approximately $27 million and $7 million for the six months ended December 31, 2012 and 2011, respectively.

Performance Stock Units

During the six months ended December 31, 2012 and 2011, approximately 7.7 million and 8.5 million target PSUs were granted, respectively, of which 5.9 million and 6.6 million, respectively, will be settled in shares of Class A Common Stock. PSUs granted to executive directors and certain awards granted to employees in certain foreign locations are settled in cash.

Restricted Stock Units

During the six months ended December 31, 2012 and 2011, approximately 1.3 million and 6.5 million RSUs were granted, respectively, of which 1.2 million and 6.4 million, respectively, will be settled in shares of Class A Common Stock. RSUs granted to executive directors and certain awards granted to employees in certain foreign locations are settled in cash.

During the six months ended December 31, 2012 and 2011, approximately 6.9 million and 8.2 million RSUs vested, respectively, of which approximately 6.0 million and 7.0 million, respectively, were settled in shares of Class A Common Stock, before statutory tax withholdings. The fair value of RSUs settled in shares of Class A Common Stock was approximately $139 million and $113 million for the six months ended December 31, 2012 and 2011, respectively. The remaining 0.9 million and 1.2 million RSUs settled during the six months ended December 31, 2012 and 2011, respectively, were settled in cash of approximately $21 million and $19 million, respectively, before statutory tax withholdings.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of December 31, 2012 and June 30, 2012 were $76,907 million and $63,644 million, respectively. The increase from June 30, 2012 was primarily due to the businesses acquired during the six months ended December 31, 2012, the renewal of rights for MLB and NASCAR and the issuance of 3.00% Senior Notes due 2022.

Guarantees

The Company also has certain contractual arrangements in relation to certain investees that would require the Company to make payments or provide funding if certain circumstances occur (“contingent guarantees”). The Company does not expect that these contingent guarantees will result in any material amounts being paid by the Company in the foreseeable future. The total contingent guarantees decreased 6% as of December 31, 2012 as compared to June 30, 2012 due to the acquisition of 50% of Fox Star Sports Asia that the Company did not own partially offset by an additional guarantee issued to Hulu as noted below.

In October 2012, Hulu redeemed Providence Equity Partners’ equity interest for $200 million. In connection with the transaction, Hulu incurred a charge primarily related to employee equity-based compensation. Accordingly, the Company recorded approximately $60 million to reflect its share of the charge in the second quarter of fiscal 2013. The Company has guaranteed $115 million of Hulu’s $338 million five-year term loan which was used by Hulu, in part, to finance the transaction. The fair value of this guarantee was calculated using level 3 inputs and was included in the consolidated balance sheet in other liabilities. As of December 31, 2012 the Company owns 34% of Hulu and continues to account for its interest in Hulu as an equity method investment.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On May 30, 2012, a purported stockholder of the Company filed a class action lawsuit in the Delaware Court of Chancery on behalf of all non-U.S. stockholders of the Company’s Class B shares, captioned Första Ap-Fonden v. News Corporation, et al. The plaintiff alleges that, by temporarily suspending 50% of the voting rights of the Class B shares held by non-U.S. stockholders to remain in compliance with U.S. governing broadcast licenses (the “Suspension”), the Company and the Board violated the Company’s charter

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

and the General Corporation Law of the State of Delaware (“DGCL”) and the directors breached their fiduciary duties, both in approving the Suspension and in failing to monitor the Company’s ownership by non-U.S. stockholders. The complaint named as defendants the Company and all directors of the Company at the time of the Suspension. The complaint sought a declaration that the defendants violated the Company’s charter and the DGCL, a declaration that the directors breached their fiduciary duties, a declaration that the Suspension is invalid and unenforceable, an injunction of the Suspension, damages, fees, and costs. On June 11, 2012, the defendants filed an opening brief in support of a motion to dismiss the complaint in its entirety. On August 2, 2012, the plaintiff filed a Verified Amended and Supplemented Class Action Complaint (the “Amended and Supplemented Complaint”). The Amended and Supplemented Complaint seeks a declaration that the defendants violated the Company’s charter and the DGCL, a declaration that the directors breached their fiduciary duties, a declaration that the Suspension is invalid and unenforceable, an injunction of the Suspension, a declaration that non-U.S. stockholders of the Company’s Class B shares are entitled to vote all of their shares on the Proposed Separation Transaction, damages, fees, and costs. On August 28, 2012, the parties entered into a Memorandum of Understanding providing for an agreement in principle to settle the lawsuit (“MOU”). The MOU, which was filed with the Court on September 5, 2012, provides in pertinent part: (i) within 5 business days after receiving Court approval, the Company will file a petition with the FCC requesting permission to comply with law governing broadcast licenses for any meeting of stockholders by (a) determining the number of shares held by foreign stockholders that are present at the meeting and that would be entitled to vote but for the Suspension, and (b) counting as votes cast all voted shares held by foreign stockholders, up to a total of 25% of the shares voted; (ii) the Company’s Audit Committee will determine on at least an annual basis the total number of voting shares held by non-U.S. citizens and will have the power to modify or eliminate any then-existing suspension; the Company will disclose this information in its annual proxy materials and (iii) the Company will not consent to amend, modify or terminate the Murdoch Family Interests agreement without prior approval of the Audit Committee, which in the case of any vote related to the Proposed Separation Transaction, must be unanimous. The settlement is subject to Court approval after notice to the stockholders and a hearing. The Stipulation of Settlement was filed with the Court on November 30, 2012. On December 10, 2012, the Court entered a Scheduling Order, which, among other things, set the settlement hearing for April 26, 2013, and approved the form of Notice of Pendency of Class Action, Proposed Settlement of Class Action, Settlement Hearing, and Right to Appear, which has been distributed to holders of the Company’s Class B Common Stock in accordance with the Scheduling Order.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Wilder Litigation, the Stricklin Litigation and the Iron Workers Litigation are all now before the judge in the Shields Litigation. On November 21, 2011, the court issued an order setting a briefing schedule for the defendants’ motion to stay the Stricklin Litigation, the Iron Workers Litigation and the Shields Litigation pending the outcome of the consolidated action pending in the Delaware Court of Chancery. On September 18, 2012, the Court denied the motion as to two of the cases and dismissed the third with leave to replead, which plaintiff has done. Specifically, on October 4, 2012, Stricklin filed a Second Amended Complaint that added a claim under Section 14(a) of the Securities Exchange Act challenging the disclosures in the Company’s definitive proxy statements issued during the years of 2005 through 2012. The plaintiff seeks, among other things, to void the election of the director defendants at the Company’s 2012 annual meeting. The plaintiffs in Shields, Stricklin and Iron Workers have requested a pre-motion conference to address the potential consolidation of these derivative actions and a briefing schedule regarding the potential leadership structure for the plaintiffs. The pre-motion conference has not yet been scheduled. In the Wilder Litigation, on June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff and Robbins Geller Rudman & Dowd as lead counsel. Thereafter, on July 3, 2012, the court issued an order providing that an amended consolidated complaint shall be filed by July 31, 2012. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants NI Group Limited and Les Hinton, and expanded the class period to include February 15, 2011 to July 18, 2011. Defendants filed their motion to dismiss on September 25, 2012, plaintiffs’ opposition was filed November 6, 2012 and defendants’ reply was filed November 30, 2012. The motion is pending.

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

The Company is not able to predict the ultimate outcome or cost associated with these investigations. Violations of law may result in civil, administrative or criminal fines or penalties. The Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. As of December 31, 2012, the Company has provided for its best estimate of the liability for the claims that have been filed. The Company has announced a process under which parties can pursue claims against the Company, and management believes that it is probable that additional claims will be filed. It is not possible to estimate the liability for such additional claims given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision for such matters. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could affect the Company’s results of operations and financial condition. The Company has incurred legal and professional fees related to The News of the World investigations and litigation described above and costs for related civil settlements of $56 million and $87 million during the three months ended December 31, 2012 and 2011, respectively, and $123 million and $104 million during the six months ended December 31, 2012 and 2011, respectively. These costs are included in Selling, general and administrative expenses in the Company’s unaudited consolidated statements of operations.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Following an investigation, on April 11, 2012, 16 state Attorneys General led by Texas and Connecticut (the “AGs”) filed a similar action against certain publishers and Apple, Inc. in the Western District of Texas. On April 26, 2012, the AGs’ action was transferred to Judge Cote. On May 17, 2012, 33 AGs filed a second amended complaint. As a result of a memorandum of understanding agreed upon with the AGs for Texas and Connecticut, HarperCollins was not named as a defendant in this action. Pursuant to the terms of the memorandum of understanding, HarperCollins entered into a settlement agreement with the AGs for Texas, Connecticut and Ohio on June 11, 2012. By August 28, 2012, forty-nine states (all but Minnesota) and five U.S. territories had signed on to that settlement agreement. On August 29, 2012, the AGs simultaneously filed a complaint against HarperCollins and two other publishers, a motion for preliminary approval of that settlement agreement and a proposed distribution plan. On September 14, 2012, Judge Cote granted the AGs’ motion for preliminary approval of the settlement agreement and approved the AGs’ proposed distribution plan. Notice was subsequently sent to potential class members, and a fairness hearing scheduled for February 8, 2013. If the settlement agreement receives final approval, it would resolve all damage claims of individual citizens from those states and territories, including those represented in the purported class actions.

While the settlement agreement with the AGs is still subject to final approval by the court, the Company believes that the proposed settlement, as currently drafted, will not have a material impact on the results of operations or the financial position of the Company. However, the Company can make no assurances that the proposed settlement will receive final approval.

On October 12, 2012, HarperCollins received a Civil Investigative Demand from the Attorney General from the State of Minnesota. HarperCollins complied with the Demand on November 16, 2012 and is cooperating with that investigation. While it is not possible to predict with any degree of certainty the ultimate outcome of the inquiry, HarperCollins believes it was compliant with applicable antitrust laws.

The European Commission conducted an investigation into whether certain companies in the book publishing and distribution industry, including HarperCollins, violated the antitrust laws by virtue of the switch to the agency model for eBooks. Following discussions with the European Commission, the Office of Fair Trading closed its investigation in favor of the European Commission’s investigation on December 6, 2011. HarperCollins settled the matter with the European Commission on terms substantially similar to the settlement with the DOJ. On December 13, 2012, the European Commission formally adopted the settlement.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In July 2012, HarperCollins Canada, a wholly-owned subsidiary of HarperCollins, learned that the Canadian Competition Bureau (“CCB”) had commenced an inquiry regarding the sale of eBooks in Canada. HarperCollins currently is cooperating with the CCB with respect to its inquiry. While it is not possible to predict with any degree of certainty the ultimate outcome of the inquiry, HarperCollins believes it was compliant with applicable antitrust and competition laws.

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

The components of net periodic benefits costs were as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended December 31,
	2012	2011	2012	2011
	(in millions)
Service cost benefits earned during the period	$31	$24	$2	$2
Interest costs on projected benefit obligation	41	45	3	4
Expected return on plan assets	(47)	(47)	—	—
Amortization of deferred losses	24	11	—	—
Other	7	1	(2)	(5)

Net periodic benefits costs	$56	$34	$3	$1

Cash contributions	$13	$13	$5	$5

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits		Postretirement Benefits
	For the six months ended December 31,
	2012	2011	2012	2011
	(in millions)
Service cost benefits earned during the period	$63	$48	$3	$3
Interest costs on projected benefit obligation	82	89	7	8
Expected return on plan assets	(94)	(93)	—	—
Amortization of deferred losses	48	24	—	—
Other	8	5	(3)	(9)

Net periodic benefits costs	$107	$73	$7	$2

Cash contributions	$26	$29	$10	$10

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

•

Other, which principally consists of FOX SPORTS Australia, the leading sports programming provider in Australia, the Company’s digital media properties and Amplify, the Company’s education technology businesses.

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

	For the three months ended December 31,		For the six months ended December 31,
	2012	2011	2012	2011
	(in millions)
Revenues:
Cable Network Programming	$2,559	$2,161	$5,008	$4,281
Filmed Entertainment	2,067	2,063	3,812	3,841
Television	1,532	1,520	2,491	2,443
Direct Broadcast Satellite Television	890	947	1,707	1,869
Publishing	2,149	2,130	4,167	4,199
Other	228	154	376	301

Total revenues	$9,425	$8,975	$17,561	$16,934

Segment operating income (loss):
Cable Network Programming	$945	$882	$1,898	$1,657
Filmed Entertainment	383	393	783	740
Television	224	189	380	322
Direct Broadcast Satellite Television	(20)	6	3	125
Publishing	234	218	291	328
Other	(186)	(191)	(397)	(290)

Total segment operating income	1,580	1,497	2,958	2,882

Impairment and restructuring charges	(65)	(36)	(217)	(127)
Equity earnings of affiliates	174	142	364	263
Interest expense, net	(266)	(257)	(533)	(515)
Interest income	37	29	68	65
Other, net	1,400	125	2,775	(5)

Income before income tax expense	2,860	1,500	5,415	2,563
Income tax expense	(402)	(373)	(661)	(650)

Net income	2,458	1,127	4,754	1,913
Less: Net income attributable to noncontrolling interests	(77)	(70)	(140)	(118)

Net income attributable to News Corporation stockholders	$2,381	$1,057	$4,614	$1,795

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $257 million and $277 million for the three months ended December 31, 2012 and 2011, respectively, and of approximately $449 million and $533 million for the six months ended December 31, 2012 and 2011, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profit generated primarily by the Filmed Entertainment segment of approximately $8 million for the three months ended December 31, 2012 and 2011 and of approximately $8 million and $47 million for the six months ended December 31, 2012 and 2011, respectively, have been eliminated within the Filmed Entertainment segment.

	For the three months ended December 31, 2012
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$945	$45	$23	$1,013
Filmed Entertainment	383	33	—	416
Television	224	22	—	246
Direct Broadcast Satellite Television	(20)	76	—	56
Publishing	234	115	—	349
Other	(186)	19	—	(167)

Total	$1,580	$310	$23	$1,913

	For the three months ended December 31, 2011
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization

	(in millions)
Cable Network Programming	$882	$38	$23	$943
Filmed Entertainment	393	23	—	416
Television	189	21	—	210
Direct Broadcast Satellite Television	6	78	—	84
Publishing	218	106	—	324
Other	(191)	15	—	(176)

Total	$1,497	$281	$23	$1,801

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended December 31, 2012
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$1,898	$87	$44	$2,029
Filmed Entertainment	783	66	—	849
Television	380	43	—	423
Direct Broadcast Satellite Television	3	148	—	151
Publishing	291	230	—	521
Other	(397)	36	—	(361)

Total	$2,958	$610	$44	$3,612

	For the six months ended December 31, 2011
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$1,657	$75	$47	$1,779
Filmed Entertainment	740	62	—	802
Television	322	42	—	364
Direct Broadcast Satellite Television	125	152	—	277
Publishing	328	213	—	541
Other	(290)	31	—	(259)

Total	$2,882	$575	$47	$3,504

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2012	As of June 30, 2012
	(in millions)
Total assets:
Cable Network Programming	$17,502	$14,896
Filmed Entertainment	8,996	8,102
Television	6,740	6,110
Direct Broadcast Satellite Television	2,484	2,455
Publishing	10,749	10,913
Other	8,833	9,219
Investments	7,441	4,968

Total assets	$62,745	$56,663

Goodwill and Intangible assets, net:
Cable Network Programming	$9,210	$7,626
Filmed Entertainment	2,510	2,531
Television	4,222	4,317
Direct Broadcast Satellite Television	578	554
Publishing	4,752	4,586
Other	1,752	693

Total goodwill and intangible assets, net	$23,024	$20,307

NOTE 16. ADDITIONAL FINANCIAL INFORMATION

Supplemental Cash Flows Information

	For the six months ended December 31,
	2012	2011
	(in millions)
Supplemental cash flows information:
Cash paid for income taxes	$(711)	$(791)
Cash paid for interest	(526)	(526)
Return of capital from equity method investments	258	53
Payments for equity method investments	(868)	(90)
Sale of other investments	—	3
Purchase of other investments	(46)	(161)
Supplemental information on businesses acquired:
Fair value of assets acquired	4,170	768
Cash acquired	212	22
Liabilities assumed	(1,022)	(25)
Noncontrolling interest (increase) decrease	(318)	18
Cash paid	(3,042)	(510)

Fair value of equity instruments issued to third parties	—	273
Issuance of subsidiary common units	—	(273)

Fair value of equity instruments consideration	$—	$—

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other, net

The following table sets forth the components of Other, net included in the unaudited consolidated statements of operations:

	For the three months ended December 31,		For the six months ended December 31,
	2012	2011	2012	2011
	(in millions)
Gain on CMH transaction(a)	$1,245	$—	$1,245	$—
Gain on Fox Star Sports Asia transaction(a)	174	—	174	—
Change in fair value of Sky Deutschland convertible securities(b)	51	(7)	58	(89)
Gain on sale of investment in NDS(b)	—	—	1,446	—
Gain on FPAS transaction(a)	—	158	—	158
BSkyB termination fee(b)	—	—	—	(63)
Other	(70)	(26)	(148)	(11)

Total Other, net	$1,400	$125	2,775	$(5)

(a)	See Note 2—Acquisitions, Disposals and Other Transactions
(b)	See Note 6—Investments

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended December 31, 2012

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$—	$—	$9,425	$—	$9,425
Expenses	(133)	—	(7,777)	—	(7,910)
Equity earnings (losses) of affiliates	(1)	—	175	—	174
Interest expense, net	(384)	(119)	(3)	240	(266)
Interest income	1	2	274	(240)	37
Earnings (losses) from subsidiary entities	389	2,498	—	(2,887)	—
Other, net	12	—	1,388	—	1,400

Income (loss) before income tax expense	(116)	2,381	3,482	(2,887)	2,860
Income tax (expense) benefit	—	—	(491)	89	(402)

Net income (loss)	(116)	2,381	2,991	(2,798)	2,458
Less: Net income attributable to noncontrolling interests	—	—	(77)	—	(77)

Net income (loss) attributable to News Corporation stockholders	$(116)	$2,381	$2,914	$(2,798)	$2,381

Comprehensive income (loss) attributable to News Corporation stockholders	$(111)	$2,399	$2,754	$(2,643)	$2,399

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended December 31, 2011

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$—	$—	$8,975	$—	$8,975
Expenses	(128)	—	(7,386)	—	(7,514)
Equity earnings (losses) of affiliates	(2)	—	144	—	142
Interest expense, net	(374)	(336)	(4)	457	(257)
Interest income	1	2	483	(457)	29
Earnings (losses) from subsidiary entities	49	1,390	—	(1,439)	—
Other, net	(4)	1	128	—	125

Income (loss) before income tax expense	(458)	1,057	2,340	(1,439)	1,500
Income tax (expense) benefit	114	—	(580)	93	(373)

Net income (loss)	(344)	1,057	1,760	(1,346)	1,127
Less: Net income attributable to noncontrolling interests	—	—	(70)	—	(70)

Net income (loss) attributable to News Corporation stockholders	$(344)	$1,057	$1,690	$(1,346)	$1,057

Comprehensive income (loss) attributable to News Corporation stockholders	$(329)	$1,291	$2,401	$(2,072)	$1,291

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the six months ended December 31, 2012

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$—	$—	$17,561	$—	$17,561
Expenses	(256)	—	(14,564)	—	(14,820)
Equity earnings (losses) of affiliates	(2)	—	366	—	364
Interest expense, net	(763)	(234)	(11)	475	(533)
Interest income	1	4	538	(475)	68
Earnings (losses) from subsidiary entities	1,614	4,840	—	(6,454)	—
Other, net	8	4	2,763	—	2,775

Income (loss) before income tax expense	602	4,614	6,653	(6,454)	5,415
Income tax (expense) benefit	(73)	—	(812)	224	(661)

Net income (loss)	529	4,614	5,841	(6,230)	4,754
Less: Net income attributable to noncontrolling interests	—	—	(140)	—	(140)

Net income (loss) attributable to News Corporation stockholders	$529	$4,614	$5,701	$(6,230)	$4,614

Comprehensive income (loss) attributable to News Corporation stockholders	$510	$4,923	$5,620	$(6,130)	$4,923

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the six months ended December 31, 2011

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$—	$—	$16,934	$—	$16,934
Expenses	(205)	—	(13,974)	—	(14,179)
Equity earnings (losses) of affiliates	(4)	—	267	—	263
Interest expense, net	(746)	(672)	(7)	910	(515)
Interest income	2	4	969	(910)	65
Earnings (losses) from subsidiary entities	162	2,527	—	(2,689)	—
Other, net	9	(64)	50	—	(5)

Income (loss) before income tax expense	(782)	1,795	4,239	(2,689)	2,563
Income tax (expense) benefit	198	—	(1,075)	227	(650)

Net income (loss)	(584)	1,795	3,164	(2,462)	1,913
Less: Net income attributable to noncontrolling interests	—	—	(118)	—	(118)

Net income (loss) attributable to News Corporation stockholders	$(584)	$1,795	$3,046	$(2,462)	$1,795

Comprehensive income (loss) attributable to News Corporation stockholders	$(485)	$714	$2,385	$(1,900)	$714

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

At December 31, 2012

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
ASSETS:
Current Assets:
Cash and cash equivalents	$573	$4,122	$3,111	$—	$7,806
Receivables, net	7	—	7,753	—	7,760
Inventories, net	—	—	3,282	—	3,282
Other	27	4	865	—	896

Total Current Assets	607	4,126	15,011	—	19,744

Non-current Assets:
Receivables	19	—	430	—	449
Inventories, net	—	—	5,024	—	5,024
Property, plant and equipment, net	119	—	5,738	—	5,857
Intangible assets	—	—	7,149	—	7,149
Goodwill	—	—	15,875	—	15,875
Other	366	—	840	—	1,206

Investments in associated companies and Other investments	94	54	7,293	—	7,441
Intragroup investments	51,785	56,941	—	(108,726)	—

Total Investments	51,879	56,995	7,293	(108,726)	7,441

TOTAL ASSETS	$52,990	$61,121	$57,360	$(108,726)	$62,745

LIABILITIES AND EQUITY:
Current Liabilities:
Borrowings	$273	$—	$—	$—	$273
Other current liabilities	496	6	9,485	—	9,987

Total Current Liabilities	769	6	9,485	—	10,260
Non-current Liabilities:
Borrowings	16,184	—	—	—	16,184
Other non-current liabilities	495	—	6,152	—	6,647
Intercompany	27,287	32,963	(60,250)	—	—
Redeemable noncontrolling interest	—	—	649	—	649
Total Equity	8,255	28,152	101,324	(108,726)	29,005

TOTAL LIABILITIES AND EQUITY	$52,990	$61,121	$57,360	$(108,726)	$62,745

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

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the six months ended December 31, 2012

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$(966)	$(372)	$2,309	$—	$971

Investing activities:
Property, plant and equipment, net of acquisitions	(5)	—	(365)	—	(370)
Investments	(4)	(15)	(3,467)	—	(3,486)
Proceeds from dispositions	—	—	1,860	—	1,860

Net cash provided by (used in) investing activities	(9)	(15)	(1,972)	—	(1,996)

Financing activities:
Borrowings	987	—	—	—	987
Repayment of borrowings	—	—	(235)	—	(235)
Issuance of shares	—	139	—	—	139
Repurchase of shares	—	(1,434)	—	—	(1,434)
Dividends paid	—	(201)	(96)	—	(297)
Other, net	—	—	8	—	8
Purchase of subsidiary shares from noncontrolling interests	—	—	(8)	—	(8)

Net cash provided by (used in) financing activities	987	(1,496)	(331)	—	(840)

Net increase (decrease) in cash and cash equivalents	12	(1,883)	6	—	(1,865)
Cash and cash equivalents, beginning of period	561	6,005	3,060	—	9,626
Exchange movement on opening cash balance	—	—	45	—	45

Cash and cash equivalents, end of period	$573	$4,122	$3,111	$—	$7,806

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

Investing activities:
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

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2012 and 2011. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2012 and 2011. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

•

Other, which principally consists of FOX SPORTS Australia, the leading sports programming provider in Australia, the Company’s digital media properties and Amplify, the Company’s education technology businesses.

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

The profitability of these long-term U.S. national sports contracts is based on the Company’s best estimates as of December 31, 2012 of attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied as of December 31, 2012, additional amortization of rights may be recorded. Should revenues improve as compared to estimated revenues, the Company may have an improved operating profit related to the contract, which may be recognized over the remaining contract term.

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

The Publishing segment’s advertising volume, circulation, and the price of paper are the key variables whose fluctuations can have a material effect on the Company’s operating results and cash flow. The Company has to anticipate the level of advertising volume, circulation and paper prices in managing its businesses to maximize operating profit during expanding and contracting economic cycles. The Company continues to be exposed to risks associated with paper used for printing. Paper is a basic commodity and its price is sensitive to the balance of supply and demand. The Company’s expenses are affected by the cyclical increases and decreases in the price of paper. The Publishing segment’s products compete for readership and advertising with local and national competitors and also compete with other media alternatives in their respective markets. Competition for circulation and subscriptions is based on the content of the products provided, service, pricing and, from time to time, various promotions. The success of these products depends upon advertisers’ judgments as to the most effective use of their advertising budgets. Competition for advertising is based upon the reach of the products, advertising rates and advertiser results. Such judgments are based on factors such as cost, availability of alternative media, distribution and quality of readership demographics.

Like other newspaper publishing groups, the Company faces challenges to its traditional print business model from new media formats and shifting consumer preferences. The Company is also exposed to the impact of long-term structural movements in advertising spending in particular, the move in classified advertising from print to digital. These new media formats could impact the Company’s performance, positively or negatively.

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

Other

The Other segment consists primarily of:

FOX SPORTS Australia

FOX SPORTS Australia is Australia’s leading sports programmer based on total subscribers. FOX SPORTS Australia is focused on live national and international sports events and is distributed via long-term carriage agreements with various pay-TV providers (mainly Foxtel) in Australia. FOX SPORTS Australia provides featured original and licensed premium sports content tailored to the Australian market. FOX SPORTS Australia’s channels provide premium compelling live broadcasts, including almost every game of the highly popular Australian Football League.

Prior to November 2012, the Company owned a 50% interest in FOX SPORTS Australia, which the Company accounted for as an equity investment. In November 2012, the Company acquired Consolidated Media Holdings Limited (“CMH”), a media investment company that owned the remaining 50% interest in FOX SPORTS Australia. As a result of the CMH acquisition, the Company’s ownership interest in FOX SPORTS Australia increased to 100% and, accordingly, the results of FOX SPORTS Australia are included in the Company’s combined results of operations beginning in November 2012.

Digital Media Group

The Company sells advertising, sponsorships and subscription services on the Company’s various digital media properties, including REA Group Limited (“REA”), the Australian online real estate advertising service. Significant expenses associated with the Company’s digital media properties include development costs, advertising and promotional expenses, salaries, employee benefits and other routine overhead.

Education Group

Amplify, the Company’s digital education business, focuses on three areas of business: analytics and assessment, digital content and curriculum and mobile distribution systems designed for education. Significant expenses associated with the Company’s digital education business include salaries, employee benefits and other routine overhead.

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

On June 28, 2012, the Company announced its intent to pursue the separation of its business into two separate independent public companies, one of which will hold the Company’s global media and entertainment businesses and the other, New Newscorp LLC (“New News Corporation”), which will hold the businesses comprising the Company’s newspapers, information services and integrated marketing services, digital real estate services, book publishing, digital education and sports programming and pay-TV distribution in Australia. On December 4, 2012, the Company’s board of directors authorized management to proceed with the proposed distribution, subject to the satisfaction or waiver of certain conditions and the board of directors’ ongoing consideration of the transaction and its final approval, which may not be granted.

To effect the distribution, the Company will first undertake an internal reorganization. Following the internal reorganization, the Company will distribute all of the shares of New News Corporation’s common stock to its stockholders on a pro rata basis. After the distribution, the Company will not own any equity interest in New News Corporation, and New News Corporation will operate independently from the Company.

On December 21, 2012, New News Corporation filed an initial Form 10 registration statement and News Corporation filed a preliminary proxy statement with the Securities and Exchange Commission in connection with the separation. The Company’s stockholders will not be required to vote to approve the distribution. However, in order to effectuate the distribution in the manner discussed in the Form 10 registration statement, the Company will be required to amend its Restated Certificate of Incorporation, and the Company will hold a Special Meeting in connection therewith. The Company has also applied for certain regulatory approvals and tax rulings required to enable the separation to be completed as described. There can be no assurances given that the separation of the Company’s businesses as described will occur.

In July 2012, the Company acquired Thomas Nelson, Inc. (“Thomas Nelson”), one of the leading Christian book publishers in the U.S., for approximately $200 million in cash.

In July 2012, the Company sold its 49% investment in NDS Group Limited (“NDS”) to Cisco Systems Inc. for approximately $1.9 billion in total consideration.

In November 2012, the Company acquired a controlling 51% ownership stake in Eredivisie Media & Marketing CV (“EMM”) for approximately $350 million of which $325 million was cash and $25 million was contingent consideration. EMM is a media company that holds the collective media and sponsorship rights of the Dutch Premier League. The remaining 49% of EMM is owned by the Dutch Premier League and the global TV production company Endemol.

In November 2012, the Company acquired the remaining 50% interest in Fox Star Sports Asia (formerly ESPN STAR Sports) that it did not already own for approximately $220 million, net of cash acquired. Fox Star Sports Asia is a leading sports broadcaster in Asia and the Company now, through its wholly owned subsidiaries, owns 100% of Fox Star Sports Asia.

In November 2012, the Company acquired CMH, a media investment company that operates in Australia, for approximately $2.2 billion which consisted of $2 billion in cash and assumed debt of approximately $235 million. CMH had a 25% interest in Foxtel and a 50% interest in FOX SPORTS Australia. The remaining 50% of Foxtel is owned by Telstra Corporation Limited, one of Australia’s leading telecommunications companies. The acquisition doubled the Company’s stakes in FOX SPORTS Australia and Foxtel to 100% and 50%, respectively. Accordingly, the results of FOX SPORTS Australia are included in the Company’s combined results of operations beginning in November 2012. Prior to November 2012, the Company accounted for its investment in FOX SPORTS Australia under the equity method of accounting. The Company’s investment in Foxtel is accounted for under the equity method of accounting.

In December 2012, the Company acquired a 49% equity interest in the Yankees Entertainment and Sports Network (“YES”), a RSN, for approximately $584 million and simultaneous with the closing of this transaction the Company paid approximately $250 million of upfront costs on behalf of YES. Under the purchase agreement, the Company may acquire an additional stake in YES that could bring its ownership to 80%.

In December 2012, the Company also acquired SportsTime Ohio, a RSN serving the Cleveland, Ohio market, for an estimated total purchase price of approximately $270 million, of which $130 million was paid in cash. The balance of the purchase price represents the fair value of deferred payments and payments that are contingent upon achievement of certain performance objectives.

In January 2013, the Company reached an agreement with Sky Deutschland and its new bank syndicate to support both a new financing structure and the issuance of €438 million (approximately $585 million) of new equity, which includes the outstanding €144 million (approximately $195 million) of equity under the capital measures announced by Sky Deutschland in February 2012. Sky Deutschland finalized the equity offering in early February 2013 and the Company acquired, through a combination of a private placement and a rights offering, approximately 92 million additional shares of Sky Deutschland increasing its ownership to approximately 55%. The aggregate cost of the shares acquired by the Company was approximately €410 million (approximately $550 million). As a result of these transactions, the results of Sky Deutschland will be included in the Company’s consolidated results of operations in the third quarter of fiscal 2013. In addition, the Company has committed to guarantee Sky Deutschland’s new €300 million (approximately $400 million) five-year bank credit facility, which will replace Sky Deutschland’s existing bank debt facilities (to be repaid in full). Additionally, the Company will act as guarantor to the German Football League for Sky Deutschland’s Bundesliga broadcasting license for the 2013/14 to 2016/17 seasons in an amount up to 50% of the license fee per season. The Company has also agreed to extend the maturity of existing shareholder loans.

RESULTS OF OPERATIONS

Results of Operations—For the three and six months ended December 31, 2012 versus the three and six months ended December 31, 2011

The following table sets forth the Company’s operating results for the three and six months ended December 31, 2012 as compared to the three and six months ended December 31, 2011.

	For the three months ended December 31,			For the six months ended December 31,
	2012	2011	% Change	2012	2011	% Change
	(in millions, except %)
Revenues	$9,425	$8,975	5%	$17,561	$16,934	4%

Operating expenses	(5,869)	(5,583)	5%	(10,717)	(10,336)	4%
Selling, general and administrative	(1,666)	(1,614)	3%	(3,276)	(3,141)	4%
Depreciation and amortization	(310)	(281)	10%	(610)	(575)	6%
Impairment and restructuring charges	(65)	(36)	81%	(217)	(127)	71%
Equity earnings of affiliates	174	142	23%	364	263	38%
Interest expense, net	(266)	(257)	4%	(533)	(515)	3%
Interest income	37	29	28%	68	65	5%
Other, net	1,400	125	* *	2,775	(5)	* *

Income before income tax expense	2,860	1,500	91%	5,415	2,563	* *
Income tax expense	(402)	(373)	8%	(661)	(650)	2%

Net income	2,458	1,127	* *	4,754	1,913	* *
Less: Net income attributable to noncontrolling interests	(77)	(70)	10%	(140)	(118)	19%

Net income attributable to News Corporation stockholders	$2,381	$1,057	* *	$4,614	$1,795	* *

**	not meaningful

Overview—The Company’s revenues increased 5% and 4% for the three and six months ended December 31, 2012, respectively, as compared to the corresponding periods of fiscal 2012, primarily due to higher net affiliate and advertising revenues at the Cable Network Programming segment, partially offset by decreased revenues at the DBS segment resulting from unfavorable foreign exchange fluctuations.

Operating expenses increased 5% and 4% for the three and six months ended December 31, 2012, respectively, as compared to the corresponding periods of fiscal 2012, primarily due to the inclusion of expenses resulting from the consolidations of Fox Pan American Sports (“FPAS”), FOX SPORTS Australia and Fox Star Sports Asia and the acquisition of Thomas Nelson (the “Acquisitions”) and higher sports programming costs at the Cable Network Programming and DBS segments. These increases were partially offset by decreased operating expenses at the Filmed Entertainment segment resulting from lower production amortization costs.

Selling, general and administrative expenses increased 3% and 4% for the three and six months ended December 31, 2012, respectively, as compared to the corresponding periods of fiscal 2012, primarily due to the Acquisitions, costs related to the proposed separation of the Company’s publishing and media and entertainment businesses into two distinct publicly traded companies (“Separation” costs) of $23 million and $28 million, respectively, and higher product development costs at Amplify. Also contributing to the increases for the six months ended December 31, 2012 was an increase of approximately $20 million in legal and professional fees related to The News of the World investigations and litigation and costs for related civil settlements as compared to the corresponding period of fiscal 2012.

Depreciation and amortization increased 10% and 6% for the three and six months ended December 31, 2012, respectively, as compared to the corresponding periods of fiscal 2012, primarily due to the Acquisitions and higher expenses at the Publishing segment.

Impairment and restructuring charges—At the end of fiscal 2012, the Company identified certain businesses as held for sale. During the six months ended December 31, 2012, the Company recorded a non-cash impairment charge of $35 million related to its assets held for sale to reduce the carrying value of these assets to estimated fair value less cost to sell.

During the three and six months ended December 31, 2012, the Company recorded restructuring charges of approximately $65 million and $182 million, respectively, of which $63 million and $175 million, respectively, related to the newspaper businesses. The restructuring charges primarily relate to the reorganization of the Australian newspaper businesses which was announced at the end of fiscal 2012 and the continued reorganization of the U.K. newspaper business. The restructuring charges recorded are primarily for termination benefits in Australia and contract termination payments in the U.K.

During the three and six months ended December 31, 2011, the Company recorded restructuring charges of $36 million and $127 million, respectively, of which $32 million and $120 million, respectively, related to the newspaper businesses. The Company reorganized portions of the newspaper businesses and recorded restructuring charges primarily for termination benefits as a result of the shutdown of The News of the World and certain organizational restructurings at other newspapers.

Equity earnings of affiliates—Equity earnings of affiliates increased $32 million and $101 million for the three and six months ended December 31, 2012, respectively, as compared to the corresponding periods of fiscal 2012, primarily due to gains on the sale of a portion of the Company’s British Sky Broadcasting Group plc (“BSkyB”) investment in accordance with its share repurchase program of $131 million and $206 million, respectively, and improved results from BSkyB. These increases were partially offset by lower contributions from Hulu LLC (“Hulu”), resulting from the redemption of Providence Equity Partners’ equity interest and by the sale of the Company’s investment in NDS in July 2012.

	For the three months ended December 31,				For the six months ended December 31,
	2012	2011	% Change		2012	2011	% Change
	(in millions, except %)
DBS equity affiliates	$266	$132	*	*	$479	$255	88%
Cable channel equity affiliates	(22)	(1)	*	*	(18)	(1)	*	*
Other equity affiliates	(70)	11	*	*	(97)	9	*	*

Total Equity earnings of affiliates	$174	$142	23%		$364	$263	38%

**	not meaningful

Interest expense, net—Interest expense, net increased $9 million and $18 million for the three and six months ended December 31, 2012, respectively, as compared to the corresponding periods of fiscal 2012, primarily due to the issuance of $1.0 billion of 3.00% Senior Notes due 2022 in September 2012.

Other, net—

	For the three months ended December 31,		For the six months ended December 31,
	2012	2011	2012	2011
	(in millions)		(in millions)
Gain on CMH transaction(a)	$1,245	$—	$1,245	$—
Gain on Fox Star Sports Asia transaction(a)	174	—	174	—
Change in fair value of Sky Deutschland convertible securities(b)	51	(7)	58	(89)
Gain on sale of investment in NDS(b)	—	—	1,446	—
Gain on FPAS transaction(a)	—	158	—	158
BSkyB termination fee(b)	—	—	—	(63)
Other	(70)	(26)	(148)	(11)

Total Other, net	$1,400	$125	$2,775	$(5)

(a)	See Note 2—Acquisitions, Disposals and Other Transactions to the accompanying unaudited consolidated financial statements.
(b)	See Note 6—Investments to the accompanying unaudited consolidated financial statements.

Income tax expense—The effective income tax rates for the three and six months ended December 31, 2012 was 14% and 12%, respectively, which were lower than the statutory rate of 35%, primarily due to the non-taxable gains related to the consolidation of FOX SPORTS Australia and Fox Star Sports Asia in the three months ended December 31, 2012. Also contributing to the difference for the six months ended December 31, 2012 was the utilization of foreign tax credits in connection with the NDS sale and permanent differences.

The effective income tax rate for the three and six months ended December 31, 2011 was 25% which was lower than the statutory rate of 35%, primarily due to the non-taxable gain related to the consolidation of FPAS, the recognition of tax benefits from the disposition of certain businesses, and permanent differences.

Net income—Net income increased for the three and six months ended December 31, 2012 as compared to the corresponding periods of fiscal 2012, primarily due to the gain on the CMH transaction. The increase in net income for the six months ended December 31, 2012 was also due to the gain on the sale of the Company’s investment in NDS.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased for the three and six months ended December 31, 2012 as compared to the corresponding periods of fiscal 2012, primarily due to the issuances of additional noncontrolling interests at the Company’s cable businesses.

Segment Analysis

The following table sets forth the Company’s revenues and segment operating income (loss) for the three and six months ended December 31, 2012 as compared to the three and six months ended December 31, 2011.

	For the three months ended December 31,			For the six months ended December 31,
	2012	2011	% Change	2012	2011	% Change
	(in millions, except %)
Revenues:
Cable Network Programming	$2,559	$2,161	18%	$5,008	$4,281	17%
Filmed Entertainment	2,067	2,063	* *	3,812	3,841	(1)%
Television	1,532	1,520	1%	2,491	2,443	2%
Direct Broadcast Satellite Television	890	947	(6)%	1,707	1,869	(9)%
Publishing	2,149	2,130	1%	4,167	4,199	(1)%
Other	228	154	48%	376	301	25%

Total Revenues	$9,425	$8,975	5%	$17,561	$16,934	4%

Segment operating income (loss):
Cable Network Programming	$945	$882	7%	$1,898	$1,657	15%
Filmed Entertainment	383	393	(3)%	783	740	6%
Television	224	189	19%	380	322	18%
Direct Broadcast Satellite Television	(20)	6	* *	3	125	(98)%
Publishing	234	218	7%	291	328	(11)%
Other	(186)	(191)	(3)%	(397)	(290)	37%

Total Segment operating income	$1,580	$1,497	6%	$2,958	$2,882	3%

**	not meaningful

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

	For the three months ended December 31,		For the six months ended December 31,
	2012	2011	2012	2011
	(in millions)
Total segment operating income	$1,580	$1,497	$2,958	$2,882
Impairment and restructuring charges	(65)	(36)	(217)	(127)
Equity earnings of affiliates	174	142	364	263
Interest expense, net	(266)	(257)	(533)	(515)
Interest income	37	29	68	65
Other, net	1,400	125	2,775	(5)

Income from continuing operations before income tax expense	$2,860	$1,500	$5,415	$2,563

Cable Network Programming (28% and 25% of the Company’s consolidated revenues in the first six months of fiscal 2013 and 2012, respectively)

For the three and six months ended December 31, 2012, revenues at the Cable Network Programming segment increased $398 million, or 18%, and $727 million, or 17%, respectively, as compared to the corresponding periods of fiscal 2012, primarily due to higher net affiliate and advertising revenues, partially offset by unfavorable foreign exchange fluctuations at FIC and STAR. The strengthening of the U.S. dollar against local currencies resulted in revenue decreases of approximately $29 million and $95 million for the three and six months ended December 31, 2012, respectively, as compared to the corresponding periods of fiscal 2012.

For the three and six months ended December 31, 2012, domestic net affiliate revenues increased 13% and 15%, respectively, as compared to the corresponding periods of fiscal 2012, primarily due to higher average rates per subscriber at the RSNs, Fox News and FX and the launch of Fox Sports San Diego. The increases in domestic net affiliate revenues were partially offset by higher allowances at the RSNs as a result of the 2012-13 NHL lockout as compared to the allowances related to the NBA lockout during the 2011-12 NBA season. Domestic advertising revenue increased 8% for both the three and six months ended December 31, 2012, as compared to the corresponding periods of fiscal 2012 primarily due to higher pricing and ratings at FX and higher NBA and MLB advertising revenues at the RSNs. Advertising revenues lost due to the NHL lockout were more than offset by additional NBA telecasts in the current periods as compared to the corresponding prior year periods that included the impact of the 2011-12 NBA season lockout.

International net affiliate revenues increased 42% and 34%, respectively, for the three and six months ended December 31, 2012, as compared to the corresponding periods of fiscal 2012, primarily due to the consolidations of FPAS and Fox Star Sports Asia and growth in Latin America. For the three and six months ended December 31, 2012, international advertising revenue increased 29% and 15%, respectively, as compared to the corresponding periods of fiscal 2012, primarily due to higher advertising revenues due to the consolidations of FPAS and Fox Star Sports Asia and growth at STAR and FIC. The higher advertising revenues at STAR were primarily due to the strengthening of the advertising markets and the impact of new contracts to broadcast cricket matches in India. The higher advertising revenues at FIC resulted primarily from improved advertising markets in Latin America.

For the three and six months ended December 31, 2012, operating income at the Cable Network Programming segment increased $63 million, or 7%, and $241 million, or 15%, respectively, as compared to the corresponding periods of fiscal 2012, primarily due to the revenue increases noted above, partially offset by $335 million and $486 million increases in expenses, respectively. Approximately 70% of the increases in expenses for both the three and six months ended December 31, 2012 were due to higher sports programming costs and the inclusion of expenses from FPAS and Fox Star Sports Asia. The increase in sports programming costs was primarily due to higher rights costs for the new cricket contracts at Star India, mixed martial arts matches and U.S. college football games. Also contributing to the sports programming cost increases were additional NBA costs in the current periods as compared to the prior year periods that included the impact of the NBA lockout. The increases in sports programming costs were partially offset by reduced NHL rights costs resulting from the NHL lockout in the current year. The strengthening of the U.S. dollar against local currencies resulted in operating profit decreases of approximately $14 million and $41 million for the three and six months ended December 31, 2012, respectively, as compared to the corresponding periods of fiscal 2012.

Filmed Entertainment (22% and 23% of the Company’s consolidated revenues in the first six months of fiscal 2013 and 2012, respectively)

For the three months ended December 31, 2012, revenues at the Filmed Entertainment segment increased $4 million as compared to the corresponding period of fiscal 2012, primarily due to higher worldwide theatrical revenues, partially offset by lower television production revenues. The increase in worldwide theatrical revenues was a result of the success of Taken 2 and Life of Pi. The decrease in television production revenues was due to a decrease in the number of shows delivered internationally and lower syndication and digital distribution revenues. For the six months ended December 31, 2012, revenues at the Filmed Entertainment segment decreased $29 million as compared to the corresponding period of fiscal 2012, primarily due to the television production revenue decreases noted above and lower home entertainment revenues due to the success of Rio, X-Men: First Class and Rise of the Planet of the Apes in the corresponding period of fiscal 2012 and lower licensing revenues from Avatar. These decreases were partially offset by increased revenue from the theatrical and home entertainment success of Ice Age: Continental Drift and the theatrical success of Taken 2 and Life of Pi and higher digital distribution revenues in the six months ended December 31, 2012.

For the three months ended December 31, 2012, the Filmed Entertainment segment’s operating income decreased $10 million, or 3%, as compared to the corresponding period of fiscal 2012, primarily due to higher releasing costs, partially offset by the revenue increases noted above. For the six months ended December 31, 2012, the Filmed Entertainment segment’s operating income increased $43 million, or 6%, as compared to the corresponding period of fiscal 2012, primarily due to lower production amortization costs partially offset by the revenue decreases noted above.

Television (14% of the Company’s consolidated revenues in the first six months of fiscal 2013 and 2012)

For the three and six months ended December 31, 2012, revenues at the Television segment increased $12 million and $48 million, respectively, as compared to the corresponding periods of fiscal 2012, primarily due to higher retransmission consent revenues. Advertising revenues for the three and six months ended December 31, 2012 decreased as a result of lower primetime ratings and lower MLB revenues due to the broadcast of three fewer World Series games in the current year. These decreases were partially offset by higher political advertising revenues at the Company’s television stations due to the 2012 election. The absence of the Emmy® Awards, which was broadcast on FOX in fiscal 2012, and the broadcast of the Summer Olympics on a different network also impacted advertising revenues for the six months ended December 31, 2012.

For the three and six months ended December 31, 2012, operating income at the Television Segment increased $35 million, or 19%, and $58 million, or 18%, respectively, as compared to the corresponding period of fiscal 2012, primarily due to the revenue increases noted above and lower programming costs.

Direct Broadcast Satellite Television (10% and 11% of the Company’s consolidated revenues in the first six months of fiscal 2013 and 2012, respectively)

For the three and six months ended December 31, 2012, SKY Italia’s revenues decreased $57 million and $162 million, respectively, as compared to the corresponding periods of fiscal 2012, primarily due to the strengthening of the U.S. dollar against the Euro which resulted in decreases in revenues of approximately $35 million and $142 million, respectively. For the six months ended December 31, 2012, higher subscription revenues partially offset these revenue decreases.

SKY Italia had a net decrease of approximately 28,000 subscribers during the second quarter of fiscal 2013, which reduced SKY Italia’s total subscriber base to 4.8 million at December 31, 2012, reflecting the continued challenging economic environment in Italy. The total churn for the three months ended December 31, 2012 was approximately 161,000 subscribers on an average subscriber base of 4.8 million, as compared to churn of approximately 153,000 subscribers on an average subscriber base of 5 million in the corresponding period of fiscal 2012. Subscriber churn for the period represents the number of SKY Italia subscribers whose service was disconnected during the period.

Average revenue per subscriber (“ARPU”) of approximately €42 in the three and six months ended December 31, 2012, increased from approximately €41 in the corresponding periods of fiscal 2012, primarily due to a price increase. SKY Italia calculates ARPU by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue for the period. Average subscribers are calculated for the respective periods by adding the beginning and ending subscribers for the period and dividing by two.

Subscriber acquisition costs per subscriber (“SAC”) of approximately €460 in the second quarter of fiscal 2013 increased from approximately €430 in the corresponding period of fiscal 2012, primarily due to higher marketing costs on a per subscriber basis, although total marketing expense was flat as compared to the corresponding prior period. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross SKY Italia subscribers added during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly by SKY Italia to subscribers and the costs related to installation and acquisition advertising net of any upfront activation fee. SKY Italia excludes the value of equipment capitalized under SKY Italia’s equipment lease program, as well as payments and the value of returned equipment related to disconnected lease program subscribers from subscriber acquisition costs.

For the three and six months ended December 31, 2012, SKY Italia’s operating results decreased $26 million and $122 million, respectively, as compared to the corresponding periods of fiscal 2012. On a local currency basis, expenses were higher by approximately 1% and 6% for the three and six months ended December 31, 2012, respectively, as compared to the corresponding period of fiscal 2012, primarily due to higher sports programming costs resulting from expanded UEFA League coverage. Also contributing to the expense increase for the six months ended December 31, 2012 was the inclusion of $70 million in rights cost associated with the broadcast of the Summer Olympics. During the three and six months ended December 31, 2012, the strengthening of the U.S. dollar against the Euro did not have a material impact on operating results.

Publishing (24% and 25% of the Company’s consolidated revenues in the first six months of fiscal 2013 and 2012, respectively)

For the three months ended December 31, 2012, revenues at the Publishing segment increased $19 million as compared to the corresponding period of fiscal 2012, primarily due to higher revenues at the U.K. newspapers and at the book publishing business. The increase at the U.K. newspapers was primarily due to the launch of the Sunday edition of The Sun in February 2012 and third party printing contracts and the increase at the book publishing business was primarily due to the inclusion of revenues from Thomas Nelson which was acquired in July 2012. These increases were partially offset by lower newspaper advertising revenues primarily reflecting the continued challenging economic environment in Australia.

For the six months ended December 31, 2012, revenues at the Publishing segment decreased $32 million as compared to the corresponding period of fiscal 2012, primarily due to lower advertising revenues. This decrease was partially offset by higher revenues at the U.K. newspapers, primarily due to the launch of the Sunday edition of The Sun in February 2012 and third party printing contracts, and from the inclusion of revenues from Thomas Nelson.

The weakening of the U.S. dollar against local currencies resulted in revenue increases of approximately $25 million and $9 million for the three and six months ended December 31, 2012, respectively, as compared to the corresponding periods of fiscal 2012.

For the three months ended December 31, 2012, operating income at the Publishing segment increased $16 million, or 7%, as compared to the corresponding period of fiscal 2012, primarily due to the revenue increases noted above and cost savings initiatives partially offset by the inclusion of expenses from the acquisition of Thomas Nelson and higher depreciation and amortization expense. For the six months ended December 31, 2012, operating income at the Publishing segment decreased $37 million, or 11%, as compared to the corresponding period of fiscal 2012, primarily due to the revenue decreases noted above and the inclusion of expenses from the acquisition of Thomas Nelson, higher depreciation and amortization expense partially offset by cost savings initiatives.

Other (2% of the Company’s consolidated revenues in the first six months of fiscal 2013 and 2012)

For the three and six months ended December 31, 2012, revenues at the Other segment increased $74 million, or 48%, and $75 million, or 25%, respectively, as compared to the corresponding periods of fiscal 2012, primarily due to the consolidation of FOX SPORTS Australia, higher online advertising revenues at REA and higher revenues at Amplify. These increases in revenues were partially offset by the absence of revenues from News Outdoor which was sold in fiscal 2012.

For the three months ended December 31, 2012, operating losses at the Other segment decreased $5 million as compared to the corresponding period of fiscal 2012 primarily due to lower legal and professional fees related to The News of the World investigations and litigation and costs for related civil settlements and the revenue increases noted above, partially offset by the Separation costs and higher product development costs at Amplify. Operating losses for the six months ended December 31, 2012 increased $107 million, or 37%, as compared to the corresponding period of fiscal 2012, primarily due to higher product development costs at Amplify, the Separation costs and higher legal and professional fees related to The News of the World investigations and litigation and costs for related civil settlements as compared to the corresponding period of fiscal 2012. The increase in operating losses for the six months ended December 31, 2012 was partially offset by the revenue increases noted above.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has a five-year unused $2 billion revolving credit facility, which expires in May 2017, and has access to various film co-production alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of December 31, 2012, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television products.

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

Sources and Uses of Cash

Net cash provided by operating activities for the six months ended December 31, 2012 and 2011 was as follows (in millions):

For the six months ended December 31,	2012	2011
Net cash provided by operating activities	$971	$596

The increase in net cash provided by operating activities during the six months ended December 31, 2012 as compared to the corresponding period of fiscal 2012 primarily reflects higher receipts at the Cable Network Programming segment due to higher affiliate receipts, lower sports rights payments at the DBS segment, higher advertising receipts at the Television segment and lower income taxes paid. These increases were partially offset by lower advertising receipts at the Publishing segment and higher production spending at the Filmed Entertainment segment.

Net cash used in investing activities for the six months ended December 31, 2012 and 2011 was as follows (in millions):

For the six months ended December 31,	2012	2011
Net cash used in investing activities	$(1,996)	$(847)

The increase in net cash used in investing activities during the six months ended December 31, 2012 as compared to the corresponding period of fiscal 2012 was primarily due to cash utilized for the Acquisitions and net equity investments partially offset by the net cash proceeds received from the sale of NDS.

Net cash used in financing activities for the six months ended December 31, 2012 and 2011 was as follows (in millions):

For the six months ended December 31,	2012	2011
Net cash used in financing activities	$(840)	$(2,799)

The decrease in net cash used in financing activities during the six months ended December 31, 2012 as compared to the corresponding period of fiscal 2012 was primarily due to lower share repurchases in the current period and higher net borrowings.

The Company currently has approximately $4.0 billion remaining of the $10.0 billion stock repurchase program. The Company may repurchase the remaining amount under the stock repurchase program in fiscal 2013 and expects to fund this through a combination of cash generated by operations and cash on hand.

Debt Instruments

The following table summarizes borrowings and repayment of borrowings for the six months ended December 31, 2012 and 2011.

	For the six months ended December 31,
	2012	2011
	(in millions)
Borrowings:
Notes due September 2022(a)	987	—

Total borrowings	$987	$—

Repayment of borrowings:
Bank loans(a)	—	(32)
All other(b)	(235)	—

Total repayment of borrowings	$(235)	$(32)

(a)	See Note 9—Borrowings to the accompanying unaudited consolidated financial statements for further discussion.
(b)	Debt acquired in the CMH transaction. See Note 2—Acquisitions, Disposals and Other Transactions to the accompanying unaudited consolidated financial statements for further discussion.

Ratings of the Public Debt

The table below summarizes the Company’s credit ratings as of December 31, 2012.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa1	Stable
S&P	BBB+	Stable

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

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of December 31, 2012 and June 30, 2012 were $76,907 million and $63,644 million, respectively. The increase from June 30, 2012 was primarily due to the businesses acquired during the six months ended December 31, 2012, the renewal of rights for MLB and NASCAR and the issuance of 3.00% Senior Notes due 2022.

Guarantees

The Company also has certain contractual arrangements in relation to certain investees that would require the Company to make payments or provide funding if certain circumstances occur (“contingent guarantees”). The Company does not expect that these contingent guarantees will result in any material amounts being paid by the Company in the foreseeable future. The total contingent guarantees decreased 6% as of December 31, 2012 as compared to June 30, 2012 due to the acquisition of 50% of Fox Star Sports Asia that the Company did not own partially offset by an additional guarantee issued to Hulu as noted below.

In October 2012, Hulu redeemed Providence Equity Partners’ equity interest for $200 million. In connection with the transaction, Hulu incurred a charge primarily related to employee equity-based compensation. Accordingly, the Company recorded approximately $60 million to reflect its share of the charge in the second quarter of fiscal 2013. The Company has guaranteed $115 million of Hulu’s $338 million five-year term loan which was used by Hulu, in part, to finance the transaction. The fair value of this guarantee was calculated using level 3 inputs and was included in the consolidated balance sheet in other liabilities. As of December 31, 2012 the Company owns 34% of Hulu and continues to account for its interest in Hulu as an equity method investment.

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

The Company is not able to predict the ultimate outcome or cost associated with these investigations. Violations of law may result in civil, administrative or criminal fines or penalties. The Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. At December 31, 2012, the Company has provided for its best estimate of the liability for the claims that have been filed. The Company has announced a process under which parties can pursue claims against the Company, and management believes that it is probable that additional claims will be filed. It is not possible to estimate the liability for such additional claims given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision for such matters. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could affect the Company’s results of operations and financial condition.

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

As a result of the fiscal 2012 annual impairment review performed, the Company recorded non-cash impairment charges of approximately $2.8 billion ($2.4 billion, net of tax) during the fiscal year ended June 30, 2012. The charges consisted of a write-down of goodwill of $1.5 billion and a write-down of indefinite-lived intangible assets of $1.3 billion. The Publishing and Other segments have reporting units with goodwill that continue to be at risk for future impairment. Goodwill was $2.2 billion as of December 31, 2012 at these reporting units where goodwill is at risk for future impairment with fair values that exceed their carrying values by less than 10%. The Company will continue to monitor its goodwill and intangible assets for possible future impairment.

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

Foreign Currency Exchange Rates

The Company conducts operations in four principal currencies: the U.S. dollar; the British pound sterling; the Euro; and the Australian dollar. These currencies operate as the functional currency for the Company’s U.S., U.K., Italian and Australian operations, respectively. Cash is managed centrally within each of the four regions with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, draw downs in the appropriate local currency are available from intercompany borrowings. Since earnings of the Company’s Australian, U.K. and Italian operations are expected to be reinvested in those businesses indefinitely, the Company does not hedge its investment in the net assets of those foreign operations.

At December 31, 2012, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $158 million (including the Company’s non-U.S. dollar-denominated fixed rate debt). The potential change in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $(57) million at December 31, 2012.

Interest Rates

The Company’s current financing arrangements and facilities include approximately $16,457 million of outstanding fixed-rate debt and the Credit Agreement, which carries variable interest. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. As of December 31, 2012, substantially all of the Company’s financial instruments with exposure to interest rate risk were denominated in U.S. dollars and had an aggregate fair value of approximately $20,464 million. The potential change in fair market value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $847 million at December 31, 2012.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity method affiliates and had an aggregate fair value of approximately $11,093 million as of December 31, 2012. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $9,984 million. Such a hypothetical decrease would result in a before tax decrease in comprehensive income of approximately $35 million, as any changes in fair value of the Company’s equity method affiliates are not recognized unless deemed other-than-temporary.

Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk at December 31, 2012 or June 30, 2012 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At December 31, 2012, the Company did not anticipate nonperformance by any of the counterparties.

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 30, 2012, a purported stockholder of the Company filed a class action lawsuit in the Delaware Court of Chancery on behalf of all non-U.S. stockholders of the Company’s Class B shares, captioned Första Ap-Fonden v. News Corporation, et al. The plaintiff alleges that, by temporarily suspending 50% of the voting rights of the Class B shares held by non-U.S. stockholders to remain in compliance with U.S. governing broadcast licenses (the “Suspension”), the Company and the Board violated the Company’s charter and the General Corporation Law of the State of Delaware (“DGCL”) and the directors breached their fiduciary duties, both in approving the Suspension and in failing to monitor the Company’s ownership by non-U.S. stockholders. The complaint named as defendants the Company and all directors of the Company at the time of the Suspension. The complaint sought a declaration that the defendants violated the Company’s charter and the DGCL, a declaration that the directors breached their fiduciary duties, a declaration that the Suspension is invalid and unenforceable, an injunction of the Suspension, damages, fees, and costs. On June 11, 2012, the defendants filed an opening brief in support of a motion to dismiss the complaint in its entirety. On August 2, 2012, the plaintiff filed a Verified Amended and Supplemented Class Action Complaint (the “Amended and Supplemented Complaint”). The Amended and Supplemented Complaint seeks a declaration that the defendants violated the Company’s charter and the DGCL, a declaration that the directors breached their fiduciary duties, a declaration that the Suspension is invalid and unenforceable, an injunction of the Suspension, a declaration that non-U.S. stockholders of the Company’s Class B shares are entitled to vote all of their shares on the Proposed Separation Transaction, damages, fees, and costs. On August 28, 2012, the parties entered into a Memorandum of Understanding providing for an agreement in principle to settle the lawsuit (“MOU”). The MOU, which was filed with the Court on September 5, 2012, provides in pertinent part: (i) within 5 business days after receiving Court approval, the Company will file a petition with the FCC requesting permission to comply with law governing broadcast licenses for any meeting of stockholders by (a) determining the number of shares held by foreign stockholders that are present at the meeting and that would be entitled to vote but for the Suspension, and (b) counting as votes cast all voted shares held by foreign stockholders, up to a total of 25% of the shares voted; (ii) the Company’s Audit Committee will determine on at least an annual basis the total number of voting shares held by non-U.S. citizens and will have the power to modify or eliminate any then-existing suspension; the Company will disclose this information in its annual proxy materials and (iii) the Company will not consent to amend, modify or terminate the Murdoch Family Interests agreement without prior approval of the Audit Committee, which in the case of any vote related to the Proposed Separation Transaction, must be unanimous. The settlement is subject to Court approval after notice to the stockholders and a hearing. The Stipulation of Settlement was filed with the Court on November 30, 2012. On December 10, 2012, the Court entered a Scheduling Order, which, among other things, set the settlement hearing for April 26, 2013, and approved the form of Notice of Pendency of Class Action, Proposed Settlement of Class Action, Settlement Hearing, and Right to Appear, which has been distributed to holders of the Company’s Class B Common Stock in accordance with the Scheduling Order.

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

The Wilder Litigation, the Stricklin Litigation and the Iron Workers Litigation are all now before the judge in the Shields Litigation. On November 21, 2011, the court issued an order setting a briefing schedule for the defendants’ motion to stay the Stricklin Litigation, the Iron Workers Litigation and the Shields Litigation pending the outcome of the consolidated action pending in the Delaware Court of Chancery. On September 18, 2012, the Court denied the motion as to two of the cases and dismissed the third with leave to replead, which plaintiff has done. Specifically, on October 4, 2012, Stricklin filed a Second Amended Complaint that added a claim under Section 14(a) of the Securities Exchange Act challenging the disclosures in the Company’s definitive proxy statements issued during the years of 2005 through 2012. The plaintiff seeks, among other things, to void the election of the director defendants at the Company’s 2012 annual meeting. The plaintiffs in Shields, Stricklin and Iron Workers have requested a pre-motion conference to address the potential consolidation of these derivative actions and a briefing schedule regarding the potential leadership structure for the plaintiffs. The pre-motion conference has not yet been scheduled. In the Wilder Litigation, on June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff and Robbins Geller Rudman & Dowd as lead counsel. Thereafter, on July 3, 2012, the court issued an order providing that an amended consolidated complaint shall be filed by July 31, 2012. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants NI Group Limited and Les Hinton, and expanded the class period to include February 15, 2011 to July 18, 2011. Defendants filed their motion to dismiss on September 25, 2012, plaintiffs’ opposition was filed November 6, 2012 and defendants’ reply was filed November 30, 2012. The motion is pending.

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

The Company is not able to predict the ultimate outcome or cost associated with these investigations. Violations of law may result in civil, administrative or criminal fines or penalties. The Company has admitted liability in a number of civil cases related to the phone hacking allegations and has settled a number of cases. As of December 31, 2012, the Company has provided for its best estimate of the liability for the claims that have been filed. The Company has announced a process under which parties can pursue claims against the Company, and management believes that it is probable that additional claims will be filed. It is not possible to estimate the liability for such additional claims given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision for such matters. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could affect the Company’s results of operations and financial condition.

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

Following an investigation, on April 11, 2012, 16 state Attorneys General led by Texas and Connecticut (the “AGs”) filed a similar action against certain publishers and Apple, Inc. in the Western District of Texas. On April 26, 2012, the AGs’ action was transferred to Judge Cote. On May 17, 2012, 33 AGs filed a second amended complaint. As a result of a memorandum of understanding agreed upon with the AGs for Texas and Connecticut, HarperCollins was not named as a defendant in this action. Pursuant to the terms of the memorandum of understanding, HarperCollins entered into a settlement agreement with the AGs for Texas, Connecticut and Ohio on June 11, 2012. By August 28, 2012, forty-nine states (all but Minnesota) and five U.S. territories had signed on to that settlement agreement. On August 29, 2012, the AGs simultaneously filed a complaint against HarperCollins and two other publishers, a motion for preliminary approval of that settlement agreement and a proposed distribution plan. On September 14, 2012, Judge Cote granted the AGs’ motion for preliminary approval of the settlement agreement and approved the AGs’ proposed distribution plan. Notice was subsequently sent to potential class members, and a fairness hearing scheduled for February 8, 2013. If the settlement agreement receives final approval, it would resolve all damage claims of individual citizens from those states and territories, including those represented in the purported class actions.

While the settlement agreement with the AGs is still subject to final approval by the court, the Company believes that the proposed settlement, as currently drafted, will not have a material impact on the results of operations or the financial position of the Company. However, the Company can make no assurances that the proposed settlement will receive final approval.

On October 12, 2012, HarperCollins received a Civil Investigative Demand from the Attorney General from the State of Minnesota. HarperCollins complied with the Demand on November 16, 2012 and is cooperating with that investigation. While it is not possible to predict with any degree of certainty the ultimate outcome of the inquiry, HarperCollins believes it was compliant with applicable antitrust laws.

The European Commission conducted an investigation into whether certain companies in the book publishing and distribution industry, including HarperCollins, violated the antitrust laws by virtue of the switch to the agency model for eBooks. Following discussions with the European Commission, the Office of Fair Trading closed its investigation in favor of the European Commission’s investigation on December 6, 2011. HarperCollins settled the matter with the European Commission on terms substantially similar to the settlement with the DOJ. On December 13, 2012, the European Commission formally adopted the settlement.

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

In July 2012, HarperCollins Canada, a wholly-owned subsidiary of HarperCollins, learned that the Canadian Competition Bureau (“CCB”) had commenced an inquiry regarding the sale of eBooks in Canada. HarperCollins currently is cooperating with the CCB with respect to its inquiry. While it is not possible to predict with any degree of certainty the ultimate outcome of the inquiry, HarperCollins believes it was compliant with applicable antitrust and competition laws.

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

In June 2012, the Company announced its intention to pursue the separation of its publishing and its media and entertainment businesses into two distinct publicly traded companies (the “Proposed Separation Transaction”). Unanticipated developments could delay or negatively impact the Proposed Separation Transaction, including those related to obtaining various regulatory approvals, opinions from tax counsel and favorable rulings from certain tax jurisdictions regarding the tax-free nature of the transaction to the Company and its stockholders, completing further due diligence as appropriate, the filing and effectiveness of appropriate filings with the SEC, the execution of certain agreements relating to the distribution, and changes in market conditions, among other things. In addition, consummation of the Proposed Separation Transaction will require final approval from the Company’s Board of Directors and stockholder approval of certain amendments to the Company’s Restated Certificate of Incorporation. Therefore, we cannot assure that we will be able to complete the Proposed Separation Transaction on the terms or on the timeline that we announced, if at all.

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

The remaining authorized amount under the Company’s stock repurchase program at December 31, 2012, excluding commissions, was approximately $4.0 billion.

The program may be extended, modified, suspended or discontinued at any time.

Below is a summary of the Company’s purchases of its Class A Common Stock during the three months ended December 31, 2012:

	Total Number of Shares Purchased	Average Price per Share	Total Cost of Purchase
			(in millions)
October	9,600,000	$24.69	$237
November	8,500,000	24.12	205
December	4,607,441	24.96	115

Total	22,707,441		$557

The Company did not purchase any of its Class B Common Stock during the three months ended December 31, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits.

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2012 and 2011; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2012 and 2011; (iii) Consolidated Balance Sheets at December 31, 2012 (unaudited) and June 30, 2012 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 2012 and 2011; and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ David F. DeVoe
David F. DeVoe Senior Executive Vice President and Chief Financial Officer

Date:    February 6, 2013