Form 10-Q
period 2013-03-31
NEWS CORP
filed 2013-05-10
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

NEWS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-0075658 (I.R.S. Employer Identification No.)

1211 Avenue of the Americas, New York, New York (Address of Principal Executive Offices)	10036 (Zip Code)

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

As of May 6, 2013, 1,516,022,059 shares of Class A Common Stock, par value $0.01 per share, and 798,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended March 31,		For the nine months ended March 31,
	2013	2012	2013	2012
Revenues	$9,538	$8,402	$27,099	$25,336

Operating expenses	(6,114)	(5,216)	(16,831)	(15,552)
Selling, general and administrative	(1,705)	(1,580)	(4,981)	(4,721)
Depreciation and amortization	(357)	(294)	(967)	(869)
Impairment and restructuring charges	(56)	(27)	(273)	(154)
Equity earnings of affiliates	157	204	521	467
Interest expense, net	(276)	(258)	(809)	(773)
Interest income	32	26	100	91
Other, net	2,431	27	5,206	22

Income before income tax expense	3,650	1,284	9,065	3,847
Income tax expense	(741)	(281)	(1,402)	(931)

Net Income	2,909	1,003	7,663	2,916
Less: Net income attributable to noncontrolling interests	(55)	(66)	(195)	(184)

Net income attributable to News Corporation stockholders	$2,854	$937	$7,468	$2,732

Weighted average shares:
Basic	2,324	2,468	2,344	2,527
Diluted	2,330	2,475	2,348	2,534
Net income attributable to News Corporation stockholders per share:
Basic	$1.23	$0.38	$3.19	$1.08
Diluted	$1.22	$0.38	$3.18	$1.08

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the three months ended March 31,		For the nine months ended March 31,
	2013	2012	2013	2012
Net income	$2,909	$1,003	$7,663	$2,916
Other comprehensive (loss) income:
Foreign currency translation adjustments	(433)	361	(152)	(659)
Unrealized holding (losses) gains on securities	(27)	53	(25)	(30)
Benefit plan adjustments	13	—	41	18

Other comprehensive (loss) income	(447)	414	(136)	(671)

Comprehensive income	2,462	1,417	7,527	2,245

Less: Net income attributable to noncontrolling interests(a)	(55)	(66)	(195)	(184)
Less: Other comprehensive income attributable to noncontrolling interests	—	—	(2)	4

Comprehensive income attributable to News Corporation stockholders	$2,407	$1,351	$7,330	$2,065

(a)

Net income attributable to noncontrolling interests includes $26 million and $21 million for the three months ended March 31, 2013 and 2012, respectively, and $74 million and $55 million for the nine months ended March 31, 2013 and 2012, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of March 31, 2013	As of June 30, 2012
	(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents	$9,324	$9,626
Receivables, net	7,136	6,608
Inventories, net	3,476	2,595
Other	857	619

Total current assets	20,793	19,448

Non-current assets:
Receivables	431	387
Investments	6,622	4,968
Inventories, net	5,002	4,596
Property, plant and equipment, net	5,984	5,814
Intangible assets, net	8,331	7,133
Goodwill	20,139	13,174
Other non-current assets	1,188	1,143

Total assets	$68,490	$56,663

Liabilities and Equity:
Current liabilities:
Borrowings	$157	$273
Accounts payable, accrued expenses and other current liabilities	6,030	5,405
Participations, residuals and royalties payable	1,915	1,691
Program rights payable	1,776	1,368
Deferred revenue	1,175	880

Total current liabilities	11,053	9,617

Non-current liabilities:
Borrowings	16,317	15,182
Other liabilities	4,279	3,650
Deferred income taxes	2,947	2,388
Redeemable noncontrolling interests	645	641
Commitments and contingencies

Equity:
Class A common stock(a)	15	15
Class B common stock(b)	8	8
Additional paid-in capital	15,902	16,140
Retained earnings and accumulated other comprehensive income	14,139	8,521

Total News Corporation stockholders’ equity	30,064	24,684
Noncontrolling interests	3,185	501

Total equity	33,249	25,185

Total liabilities and equity	$68,490	$56,663

(a)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,521,003,250 shares and 1,584,519,372 shares issued and outstanding, net of 1,775,907,212 and 1,775,983,637 treasury shares at par at March 31, 2013 and June 30, 2012, respectively.

(b)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 313,721,702 treasury shares at par at March 31, 2013 and June 30, 2012, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the nine months ended March 31,
	2013	2012
Operating activities:
Net income	$7,663	$2,916
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	967	869
Amortization of cable distribution investments	67	69
Equity earnings of affiliates	(521)	(467)
Cash distributions received from affiliates	311	313
Impairment charges	35	10
Other, net	(5,206)	(22)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(295)	(551)
Inventories, net	(1,043)	(577)
Accounts payable and other liabilities	785	161

Net cash provided by operating activities	2,763	2,721

Investing activities:
Property, plant and equipment, net of acquisitions	(627)	(651)
Acquisitions, net of cash acquired	(2,746)	(532)
Investments in equity affiliates	(618)	(14)
Other investments	(63)	(198)
Proceeds from dispositions	2,670	408

Net cash used in investing activities	(1,384)	(987)

Financing activities:
Borrowings	1,277	—
Repayment of borrowings	(989)	(32)
Issuance of shares	170	87
Repurchase of shares	(1,834)	(3,294)
Dividends paid	(384)	(323)
Purchase of subsidiary shares from noncontrolling interests	(9)	—
Other, net	70	—

Net cash used in financing activities	(1,699)	(3,562)

Net decrease in cash and cash equivalents	(320)	(1,828)
Cash and cash equivalents, beginning of year	9,626	12,680
Exchange movement on opening cash balance	18	(166)

Cash and cash equivalents, end of year	$9,324	$10,686

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

The Company evaluates whether a News Corporation entity or interest is a variable interest entity (“VIE”) and whether the Company is the primary beneficiary. Consolidation is required if both of these criteria are met. The Company’s majority owned subsidiary, Sky Deutschland AG (“Sky Deutschland”) is considered a VIE. (See Note 6—Investments)

The Company owns a 34% interest in Hulu LLC (“Hulu”) which is considered a VIE. The Company’s risk of loss related to this investment is $115 million, the portion of Hulu’s debt that it guarantees. (See Note 13—Commitments and Contingencies)

The Company also has an investment in a VIE that it consolidates; however, the assets, liabilities, net income and cash flows attributable to this entity were not material to the Company in any of the periods presented.

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

The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2013 and fiscal 2012 include 52 weeks. All references to March 31, 2013 and March 31, 2012 relate to the three and nine months ended March 31, 2013 and April 1, 2012, respectively. For convenience purposes, the Company continues to date its financial statements as of March 31.

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

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, it requires the Company to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, the Company is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for the Company for interim reporting periods beginning July 1, 2013, however, early adoption is permitted. The Company is currently evaluating the impact ASU 2013-02 will have on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). The objective of ASU 2013-04 is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation (within the scope of this guidance) is fixed at the reporting date. Examples of obligations within the scope of ASU 2013-04 include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. ASU 2013-04 is effective for the Company for interim reporting periods beginning July 1, 2014, however, early adoption is permitted. The Company is currently evaluating the impact ASU 2013-04 will have on its consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” (“ASU 2013-05”). The objective of ASU 2013-05 is to resolve the diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets or a business within a foreign entity. ASU 2013-05 is effective for the Company for interim reporting periods beginning July 1, 2014, however, early adoption is permitted. The Company is currently evaluating the impact ASU 2013-05 will have on its consolidated financial statements.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Fiscal 2013

Acquisitions

During the nine months ended March 31, 2013, the Company completed a number of acquisitions as more fully described below. All of the Company’s acquisitions were accounted for under Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”), which requires, among other things, that an acquirer (i) remeasure any previously held equity interest in an acquiree at its acquisition date fair value and recognize any resulting gains or losses in earnings and (ii) record any non-controlling interests in an acquiree at their acquisition date fair values. Accordingly, several of the transactions described below resulted in the recognition of remeasurement gains since the Company acquired control of an acquiree in stages. Further, other transactions described below involved the Company acquiring control with an ownership stake of less than 100%. In those instances, the allocation of the excess purchase price reflects 100% of the fair value of the acquiree with the non-controlling interests recorded at fair value.

The below acquisitions all support the Company’s strategic priority of increasing its brand presence and reach in key international and domestic markets, acquiring greater control of investments that complement its portfolio of businesses and creating new pay-TV sports franchises. For those acquisitions where the allocation of the excess purchase price is not final, the amounts allocated to intangibles and goodwill, the estimates of useful lives and the related amortization expense are subject to change pending the completion of final valuations of certain assets and liabilities. A change in the purchase price allocations and any estimates of useful lives could result in a change in the value allocated to the intangible assets that could impact future amortization expense.

For the nine months ended March 31, 2013, the below acquisitions contributed $935 million in revenues and $85 million in Segment operating income in the Company’s unaudited consolidated results of operations.

Thomas Nelson

In July 2012, the Company acquired Thomas Nelson, Inc. (“Thomas Nelson”), one of the leading Christian book publishers in the U.S., for approximately $200 million in cash. The acquisition of Thomas Nelson increased the Company’s presence and reach in the Christian publishing market. In accordance with ASC 350, “Intangibles—Goodwill and Other,” (“ASC 350”) the excess purchase price of approximately $160 million has been preliminarily allocated as follows: $65 million to publishing rights with a useful life of 20 years, $25 million to imprints which have an indefinite life and approximately $70 million representing the goodwill on the transaction.

Eredivisie Media & Marketing

In November 2012, the Company acquired a controlling 51% ownership stake in Eredivisie Media & Marketing CV (“EMM”) for approximately $350 million, of which $325 million was cash and $25 million was contingent consideration. EMM is a media company that holds the collective media and sponsorship rights of the Dutch Premier League. The remaining 49% of EMM, which is owned by the Dutch Premier League and the global TV production company Endemol, has been recorded at its acquisition date fair value. In accordance with ASC 350, the excess purchase price, based on a valuation of 100% of EMM, of approximately $660 million has been preliminarily allocated as follows: $275 million to amortizable intangible assets, primarily customer relationships, with useful lives ranging from 6 to 20 years, $45 million to trade names which have an indefinite life and approximately $340 million representing the goodwill on the transaction.

Fox Sports Asia (formerly ESPN Star Sports)

In November 2012, the Company acquired the remaining 50% interest in Fox Sports Asia (formerly ESPN STAR Sports) that it did not already own for approximately $220 million, net of cash acquired. Fox Sports Asia is a leading sports broadcaster in Asia and the Company now, through its wholly owned subsidiaries, owns 100% of Fox Sports Asia. The carrying amount of the Company’s previously held equity interest in Fox Sports Asia was revalued to fair value as of the acquisition date, resulting in a non-taxable gain of approximately $174 million which was included in Other, net in the unaudited consolidated statements of operations for the nine months ended March 31, 2013. In accordance with ASC 350, the aggregate excess purchase price, including the revalued previously held investment, of approximately $595 million has been preliminarily allocated as follows: $120 million to amortizable intangible assets, primarily MSO agreements, with useful lives ranging from 8 to 15 years and approximately $475 million representing the goodwill on the transaction.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Media Holdings

In November 2012, the Company acquired Consolidated Media Holdings Ltd. (“CMH”), a media investment company that operates in Australia, for approximately $2 billion in cash and assumed debt of approximately $235 million. CMH owned a 25% interest in Foxtel through its 50% interest in FOX SPORTS Australia. The remaining 50% of Foxtel is owned by Telstra Corporation Limited, one of Australia’s leading telecommunications companies. The acquisition doubled the Company’s stakes in FOX SPORTS Australia and Foxtel to 100% and 50%, respectively. Accordingly, the results of FOX SPORTS Australia are included in the Company’s unaudited consolidated results of operations beginning in November 2012. Prior to November 2012, the Company accounted for its investment in FOX SPORTS Australia under the equity method of accounting. The Company’s investment in Foxtel continues to be accounted for under the equity method of accounting.

The carrying amount of the Company’s previously held equity interest in FOX SPORTS Australia, through which the Company held its indirect 25% interest in Foxtel, was revalued to fair value as of the acquisition date, resulting in a non-taxable gain of approximately $1.2 billion which was included in Other, net in the unaudited consolidated statements of operations for the nine months ended March 31, 2013. The fair value of our previously held equity interest of $1.6 billion was determined using an income approach (discounted cash flow analysis) adjusted to remove an assumed control premium. Significant unobservable inputs utilized in the income approach valuation method were discount rates ranging from 9.5% to 10.5%, based on weighted average cost of capital for FOX SPORTS Australia and Foxtel using the capital asset pricing model, and long-term growth rates of approximately 2.5%, reflecting our assessment of the long-term inflation rate for Australia. In accordance with ASC 350, the excess purchase price, including the revalued previously held investment, of approximately $3.1 billion has been preliminarily allocated as follows: $1.8 billion to equity method investments, approximately $685 million to amortizable intangible assets, primarily customer relationships, with useful lives ranging from 15 to 25 years, $100 million to trade names which have an indefinite life and approximately $515 million representing the goodwill on the transaction.

SportsTime Ohio

In December 2012, the Company acquired SportsTime Ohio, a Regional Sports Network (“RSN”) serving the Cleveland, Ohio market, for an estimated total purchase price, including post-closing costs, of approximately $285 million, of which $135 million was in cash. The balance of the purchase price represents the fair value of deferred payments and payments that are contingent upon achievement of certain performance objectives. In accordance with ASC 350, the excess purchase price of approximately $275 million has been preliminarily allocated as follows: $135 million to amortizable intangible assets, primarily MSO agreements, with useful lives ranging from 8 to 20 years and approximately $140 million representing the goodwill on the transaction.

Sky Deutschland

During the third quarter of fiscal 2013, the Company obtained the power to control Sky Deutschland through the acquisition of an additional 5% ownership interest that increased the Company’s ownership interest to 55%. The remaining 45% non-controlling interests in Sky Deutschland have been recorded at fair value, based on the closing price of its shares on the Frankfurt Stock Exchange on the date control was acquired. The carrying amount of the Company’s previously held equity interest in Sky Deutschland was revalued to fair value as of the acquisition date, resulting in a gain of approximately $2.1 billion which was included in Other, net in the unaudited consolidated statements of operations for the three and nine months ended March 31, 2013. In accordance with ASC 350, the aggregate excess purchase price, including the revalued previously held investment, of $5.4 billion has been preliminarily allocated to goodwill and is not being amortized. Due to the limited time since the acquisition date the initial accounting for the business combination is incomplete at this time. As a result, we are unable to provide amounts recognized as of the acquisition date for major classes of assets. The results of Sky Deutschland are included in the Company’s unaudited consolidated results of operations beginning in January 2013. (See Note 6—Investments)

Other

In July 2011, the Company announced that it would close its publication, The News of the World, after allegations of phone hacking and payments to public officials. As a result of management’s approval of the shutdown of The News of the World, the Company has reorganized portions of the U.K. newspaper business and has recorded restructuring charges in fiscal 2013 and 2012 primarily for termination benefits and certain organizational restructuring at the U.K. newspapers. (See Note 4—Restructuring Programs) The Company is subject to several ongoing investigations by U.K. and U.S. regulators and governmental authorities relating to phone hacking, illegal data access and inappropriate payments to officials at The News of the World and The Sun and related matters (the “U.K. Newspaper Matters”). The Company is cooperating with these investigations. In addition, the Company has admitted liability in many civil cases related to the phone hacking allegations and has settled many cases. The Company created an independently-chaired Management & Standards Committee (the “MSC”), which operates independently from NI Group Limited (“News International”) and

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

has full authority to ensure cooperation with all relevant investigations and inquiries into the U.K. Newspaper Matters and all other related issues. The MSC conducts its own internal investigation where appropriate. The MSC has an independent Chairman, Lord Grabiner QC, and reports directly to Gerson Zweifach, Senior Executive Vice President and Group General Counsel of the Company. Mr. Zweifach reports to the independent members of the Board of Directors (the “Board”) through their representative Viet Dinh, an independent director and Chairman of the Company’s Nominating and Corporate Governance Committee. The independent directors of the Board have retained independent outside counsel and are actively engaged in these matters. The MSC conducted an internal investigation of the three other titles at NI Group Limited (“News International”) and engaged independent outside counsel to advise it on these investigations and all other matters it handles. As a result of these matters, News International has instituted governance reforms and issued certain enhanced policies to its employees. (See Note 13—Commitments and Contingencies for a summary of the costs of The News of the World Investigations and Litigation.)

In May 2012, the Company renewed its existing FOX affiliation agreement with a major FOX affiliate group (“Network Affiliate”). As part of the transaction, the Company received a one-time payment of $25 million and an option to buy Network Affiliate’s stations in any three of four markets or, if such option is not exercised, receive an additional $25 million cash payment. Further, Network Affiliate has an option to buy the Company’s Baltimore station. The Company decided not to exercise its option and the option expired in March 2013. As a result, the Company received the additional $25 million cash payment in April 2013. The Company is amortizing the $50 million received from the Network Affiliate over the term of the affiliation agreement. Network Affiliate exercised its option to purchase the Baltimore station and the Company recognized a loss of approximately $90 million which was included in Other, net in the unaudited consolidated statements of operations for the nine months ended March 31, 2013.

On June 28, 2012, the Company announced its intent to pursue the separation of its business into two separate independent public companies, one of which will hold the Company’s global media and entertainment businesses and the other, New Newscorp LLC (“New News Corporation”), which will hold the businesses comprising the Company’s newspapers, information services and integrated marketing services, digital real estate services, book publishing, digital education and sports programming and pay-TV distribution in Australia. The Company has announced that it intends to change its name to Twenty-First Century Fox, Inc. (“21st Century Fox”) after the separation, subject to stockholder approval and other conditions to the separation. On December 4, 2012, the Company’s board of directors authorized management to proceed with the proposed distribution, subject to the satisfaction or waiver of certain conditions and the board of directors’ ongoing consideration of the transaction and its final approval, which may not be granted.

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

In connection with the separation, on December 21, 2012, New News Corporation filed with the SEC an initial Form 10 registration statement, which has been amended, and, on April 30, 2013, the Company filed with the SEC a definitive proxy statement on Schedule 14A. The Company’s stockholders will not be required to vote to approve the distribution. However, in order to effectuate the distribution in the manner discussed in the Form 10 registration statement, the Company will be required to amend its Restated Certificate of Incorporation, and the Company will hold a Special Meeting on June 11, 2013 in connection therewith. The Company has also applied for certain regulatory approvals and tax rulings required to enable the separation to be completed as described. There can be no assurances given that the separation of the Company’s businesses as described will occur.

At the end of fiscal 2012, the Company identified certain businesses as held for sale and reclassified the net assets to other current assets. During the nine months ended March 31, 2013, as a result of revised projections, the Company recorded a non-cash impairment charge of $35 million related to its assets held for sale to reduce the carrying value of these assets to fair value less cost to sell. The assets, liabilities and cash flows attributable to these businesses were not material to the Company in any of the periods presented and, accordingly, have not been presented separately.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company finalized the purchase accounting for FPAS in the second quarter of fiscal 2013 with approximately $280 million allocated to finite-lived intangible assets with useful lives ranging from 5 to 15 years and approximately $320 million allocated to goodwill which will not be amortized. The goodwill reflects the synergies and increased market penetration expected from combining the operations of FPAS and the Company.

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

The Company has receivables with original maturities greater than one year in duration principally related to the Company’s sale of program rights in the television syndication markets within the Filmed Entertainment segment. Allowances for credit losses are established against these non-current receivables as necessary. As of March 31, 2013 and June 30, 2012, these allowances were not material.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Receivables, net consisted of:

	As of March 31, 2013	As of June 30, 2012
	(in millions)
Total receivables	$8,736	$7,981
Allowances for returns and doubtful accounts	(1,169)	(986)

Total receivables, net	7,567	6,995
Less: current receivables, net	(7,136)	(6,608)

Non-current receivables, net	$431	$387

NOTE 4. RESTRUCTURING PROGRAMS

Fiscal 2013

The Company recorded restructuring charges of $56 million and $238 million in the three and nine months ended March 31, 2013, respectively, of which $52 million and $227 million, respectively, related to the newspaper businesses. The restructuring charges primarily relate to the reorganization of the Australian newspaper businesses which was announced at the end of fiscal 2012 and the continued reorganization of the U.K. newspaper business. The restructuring charges recorded are primarily for termination benefits in Australia and contract termination payments in the U.K.

Fiscal 2012

The Company recorded restructuring charges of $17 million and $144 million in the three and nine months ended March 31, 2012, respectively, of which $12 million and $132 million, respectively, related to the newspaper businesses. The Company reorganized portions of the newspaper businesses and recorded restructuring charges primarily for termination benefits as a result of the U.K. Newspaper Matters, certain organizational restructurings at other newspapers and the shutdown of a regional newspaper. As a result of the shutdown of the regional newspaper, the Company wrote-off associated intangible assets of approximately $10 million in the three and nine months ended March 31, 2012.

Changes in the program liabilities were as follows:

	For the three months ended March 31,
	2013				2012
	One time termination benefits	Facility related costs	Other costs	Total	One time termination benefits	Facility related costs	Other costs	Total
	(in millions)
Beginning of period	$38	$175	$3	$216	$59	$195	$—	$254
Additions	35	3	18	56	8	3	6	17
Payments	(38)	(8)	(16)	(62)	(29)	(9)	(1)	(39)
Other	(1)	—	(4)	(5)	—	—	(4)	(4)

End of period	$34	$170	$1	$205	$38	$189	$1	$228

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended March 31,
	2013				2012
	One time termination benefits	Facility related costs	Other costs	Total	One time termination benefits	Facility related costs	Other costs	Total
	(in millions)
Beginning of period	$64	$185	$—	$249	$27	$207	$—	$234
Additions	153	8	77	238	110	9	25	144
Payments	(182)	(23)	(68)	(273)	(94)	(27)	(13)	(134)
Other	(1)	—	(8)	(9)	(5)	—	(11)	(16)

End of period	$34	$170	$1	$205	$38	$189	$1	$228

The Company expects to record an additional $71 million of restructuring charges, principally related to accretion on facility termination obligations through fiscal 2021 and additional termination benefits related to the newspaper businesses. As of March 31, 2013, $65 million of the Company’s accrued restructuring liability was included in current liabilities and the balance was included in long-term other liabilities. Amounts included in other liabilities primarily relate to facility termination obligations, which are expected to be paid through fiscal 2021.

NOTE 5. INVENTORIES

The Company’s inventories were comprised of the following:

	As of March 31, 2013	As of June 30, 2012
	(in millions)
Programming rights	$5,302	$4,285
Books, DVDs, Blu-rays, paper and other merchandise	385	348
Filmed entertainment costs:
Films:
Released (including acquired film libraries)	616	846
Completed, not released	75	135
In production	711	502
In development or preproduction	234	140

	1,636	1,623

Television productions:
Released (including acquired libraries)	727	561
In production	426	370
In development or preproduction	2	4

	1,155	935

Total filmed entertainment costs, less accumulated amortization(a)	2,791	2,558

Total inventories, net	8,478	7,191
Less: current portion of inventory, net(b)	(3,476)	(2,595)

Total noncurrent inventories, net	$5,002	$4,596

(a)

Does not include $374 million and $397 million of net intangible film library costs as of March 31, 2013 and June 30, 2012, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheets.

(b)	Current inventory as of March 31, 2013 and June 30, 2012 is comprised of programming rights ($3,120 million and $2,279 million, respectively), books, DVDs, Blu-rays, paper and other merchandise.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. INVESTMENTS

The Company’s investments were comprised of the following:

		Ownership Percentage As of March 31, 2013	As of March 31, 2013	As of June 30, 2012
			(in millions)
Equity method investments:
Foxtel(a)	Australian pay-TV operator	50%	$2,207	$205
British Sky Broadcasting Group plc(a) (b)	U.K. DBS operator	39%	1,944	1,710
Yankees Entertainment and Sports Network	Regional sports network	49%	830	—
SKY Network Television Ltd.(a) (c)	New Zealand media company	—%	—	390
Sky Deutschland(d)	German pay-TV operator	55%	—	231
NDS Group Limited(e)	Digital technology company	—%	—	492
Other equity method investments		various	447	699
Fair value of available-for-sale investments		various	305	561
Loan receivable from Foxtel		N/A	462	227
Other investments		various	427	453

Total Investments			$6,622	$4,968

(a)

For the nine months ended March 31, 2013 the Company received dividends of $166 million from British Sky Broadcasting Group plc (“BSkyB”), $60 million from SKY Network Television Ltd. and $57 million from Foxtel.

(b)	The Company’s investment in BSkyB had a market value of $8,492 million at March 31, 2013 and was valued using the quoted market price.
(c)	In March 2013, the Company sold its 44% investment in SKY Network Television Ltd.
(d)

In January 2013, the Company acquired, through a combination of a private placement and a rights offering, additional shares of Sky Deutschland increasing its ownership to approximately 55%. As a result of these transactions, the Company has the power to control Sky Deutschland and the results of Sky Deutschland are included in the Company’s unaudited consolidated results of operations beginning in January 2013.

(e)	In July 2012, the Company sold its 49% investment in NDS Group Limited (“NDS”).

Foxtel

In May 2012, Foxtel, a cable and satellite television service in Australia, in which the Company at the time indirectly owned a 25% interest, purchased Austar United Communications Ltd to create a national subscription television service in Australia. The transaction was funded by Foxtel bank debt and Foxtel’s shareholders made pro-rata capital contributions in the form of subordinated shareholder notes based on their respective ownership interest. The Company’s share of the funding contribution was approximately $230 million. The subordinated shareholder note has a maximum term of 15 years, with interest payable on June 30th each year and at maturity. The subordinated shareholder note can be repaid in 10 years provided that Foxtel’s senior debt has been repaid. Upon maturity, the principal advanced will be repayable. In November 2012, the Company increased its investment in Foxtel to 50% from 25% through the acquisition of CMH which also held the same subordinated shareholder note. Accordingly, the carrying value of the shareholder note receivable from Foxtel doubled to $460 million. (See Note 2—Acquisitions, Disposals and Other Transactions)

BSkyB

During fiscal 2010, the Company announced that it had proposed to the board of directors of BSkyB, in which the Company currently has an approximate 39% interest, to make a cash offer for the BSkyB shares that the Company does not already own. On July 13, 2011, the Company announced that it no longer intended to make an offer for the BSkyB shares that the Company does not already own. As a result of the July 2011 announcement, the Company paid BSkyB a termination fee of approximately $63 million in accordance with a cooperation agreement between the parties. The termination fee was reflected in Other, net in the Company’s unaudited consolidated statements of operations for the nine months ended March 31, 2012.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In November 2011, BSkyB’s shareholders and board of directors authorized a share repurchase program and in November 2012 they authorized an increase in the share repurchase program. The Company entered into an agreement with BSkyB under which, following any market purchases of shares by BSkyB, the Company will sell to BSkyB sufficient shares to maintain its approximate 39% interest subsequent to those market purchases, for a price equal to the price paid by BSkyB in respect of the relevant market purchases. BSkyB began repurchasing shares as part of this share repurchase program during the second quarter of fiscal 2012. As a result, during the three and nine months ended March 31, 2013, the Company received cash consideration of approximately $14 million and $272 million, respectively, and recognized a gain of $11 million and $217 million, respectively, which was included in Equity earnings of affiliates in the Company’s unaudited consolidated statements of operations.

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

SKY Network Television Ltd.

In March 2013, the Company sold its 44% equity interest in SKY Network Television Ltd. for approximately $675 million and recorded a gain of approximately $321 million which was included in Other, net in the unaudited consolidated statements of operations for the three and nine months ended March 31, 2013.

Sky Deutschland

During the three months ended March 31, 2013, the Company acquired, through a combination of a private placement and a rights offering, approximately 92 million additional shares of Sky Deutschland increasing its ownership to approximately 55%. The aggregate cost of the shares acquired by the Company was approximately €410 million (approximately $550 million). As a result of these transactions, the Company has the power to control Sky Deutschland and the results of Sky Deutschland are included in the Company’s unaudited consolidated results of operations beginning in January 2013. Prior to the acquisition of the additional shares, the Company accounted for its investment in Sky Deutschland under the equity method of accounting and the Company’s investment consisted of common stock, convertible bonds and loans.

In addition, the Company has guaranteed Sky Deutschland’s new €300 million (approximately $400 million) five-year bank credit facility, of which approximately €225 million (approximately $290 million) has been utilized and is included in borrowings. In connection with the consolidation of Sky Deutschland, the Company assumed $480 million in bank debt, which Sky Deutschland repaid in full during the three months ended March 31, 2013. Additionally, the Company is the guarantor to the German Football League for Sky Deutschland’s Bundesliga broadcasting license for the 2013/14 to 2016/17 seasons in an amount up to 50% of the license fee per season and the Company has also agreed to extend the maturity of existing shareholder loans that were issued before it became a consolidated subsidiary.

In January 2011, the Company purchased a convertible bond from Sky Deutschland for approximately $225 million. The Company currently has the right to convert the bonds into 53.9 million underlying Sky Deutschland shares, subject to certain black-out periods. If not converted, the Company will have the option to redeem the bonds for cash upon their maturity in January 2015. The convertible bonds were separated into their host and derivative financial instrument components. Prior to Sky Deutschland becoming a consolidated subsidiary, both the host and derivative financial instrument components were recorded at their estimated fair value in Investments in the consolidated balance sheets. The change in estimated fair value of the derivative instrument resulted in a gain of approximately $58 million and a loss of approximately $82 million and were recorded in Other, net in the Company’s unaudited consolidated statements of operations for the nine months ended March 31, 2013 and 2012, respectively. The change in estimated fair value of the host was not material for the nine months ended March 31, 2013 and 2012. Subsequent to becoming a consolidated subsidiary, the convertible loan was effectively settled as a pre-existing relationship under the provisions of ASC 805-10-25-21 with

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the carrying amount of the asset for the derivative component written off as a settlement loss which was included in Other, net in the unaudited consolidated statements of operations for the three and nine months ended March 31, 2013.

NDS

In July 2012, the Company sold its 49% investment in NDS to Cisco Systems Inc. for approximately $1.9 billion, of which approximately $60 million has been set aside in escrow to satisfy any indemnification obligations. The Company recorded a gain of approximately $1.4 billion on this transaction which was included in Other, net in the unaudited consolidated statements of operations for the nine months ended March 31, 2013.

Other

In March 2012, the Company sold its 17% interest in Hathway Cable and Datacom Limited for approximately $71 million. The Company recorded a gain of approximately $23 million on this transaction which was included in Other, net in the consolidated statements of operations for the nine months ended March 31, 2012.

In May 2012, the Company acquired a 17% interest in Bona Film Group (“Bona”), a film distributor in China, for approximately $70 million in cash. As a result of this transaction, the Company has significant influence and therefore, accounts for its investment in Bona under the equity method of accounting.

In March 2013, the Company sold a portion of its interest in Phoenix Satellite Television (“Phoenix”), for approximately $90 million in cash. The Company decreased its interest in Phoenix to approximately 12% from the 18% it owned at June 30, 2012. The Company recorded a gain of approximately $81 million on this transaction which was included in Other, net in the unaudited consolidated statements of operations for the three and nine months ended March 31, 2013.

Fair value of available-for-sale investments

The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	As of March 31, 2013	As of June 30, 2012
	(in millions)
Cost basis of available-for-sale investments	$37	$278
Accumulated gross unrealized gain	268	305
Accumulated gross unrealized loss	—	(22)

Fair value of available-for-sale investments(a)	$305	$561

Net deferred tax liability(b)	$94	$108

(a)

Includes investments in publicly traded common stock, which were valued using quoted market prices, and as of June 30, 2012 the convertible bond issued by Sky Deutschland, which consisted of the host and derivative financial instrument components. Prior to the consolidation of Sky Deutschland, the convertible bond components were measured using the discounted cash flows and Black-Scholes valuation methods. Inputs to these valuation measures included observable market data such as stock prices and interest rates.

(b)	The net deferred tax liability includes $94 million and $107 million related to unrealized gains recorded in comprehensive income as of March 31, 2013 and June 30, 2012, respectively.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The tables below present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair Value Measurements
	As of March 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities(a)	$305	$305	$—	$—
Derivatives(b)	4	—	4	—
Liabilities
Derivatives(b)	(13)	—	(13)	—
Redeemable noncontrolling interests(c)	(645)	—	—	(645)

Total	$(349)	$305	$(9)	$(645)

	As of June 30, 2012
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities(a)	$561	$351	$210	$—
Derivatives(b)	17	—	17	—
Redeemable noncontrolling interests(c)	(641)	—	—	(641)

Total	$(63)	$351	$227	$(641)

(a)	See Note 6—Investments.
(b)	Represents derivatives associated with the Company’s foreign exchange forward contracts.
(c)

The Company accounts for the redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A because their exercise is outside the control of the Company and, accordingly, as of March 31, 2013 and June 30, 2012, has included the fair value of the redeemable noncontrolling interests in the consolidated balance sheets. The majority of redeemable noncontrolling interests recorded at fair value are put arrangements held by the noncontrolling interests in two of the Company’s majority-owned RSNs and in one of the Company’s Asian general entertainment television joint ventures.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the redeemable noncontrolling interests in the RSNs were primarily determined by (i) applying a multiples-based formula that is intended to approximate fair value for one of the RSNs and (ii) using a discounted EBITDA valuation model, assuming a 9% discount rate for the other RSN. As of March 31, 2013, the minority shareholder’s put right in one of the RSNs is currently exercisable.

The fair value of the redeemable noncontrolling interest in the Asian general entertainment television joint venture was determined using a market approach. As of March 31, 2013, the minority shareholder’s put right is exercisable.

The remaining redeemable noncontrolling interest is currently not exercisable and is not material.

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the nine months ended March 31,
	2013	2012
	(in millions)
Beginning of period	$(641)	$(242)
Total gains (losses) included in net income	(74)	(55)
Total gains (losses) included in other comprehensive income	—	—
Issuance of redeemable noncontrolling interest	—	(273)
Other	70	(32)

End of period	$(645)	$(602)

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables, payables and cost investments, approximates fair value.

The aggregate fair value of the Company’s borrowings at March 31, 2013 was approximately $19,939 million compared with a carrying value of $16,474 million and, at June 30, 2012, was approximately $18,300 million compared with a carrying value of $15,455 million. Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market.

Foreign Currency Forward Contracts

The Company uses financial instruments designated as cash flow hedges primarily to hedge certain exposures to foreign currency exchange risks associated with the cost for producing or acquiring films and television programming abroad. The notional amount of foreign exchange forward contracts designated as cash flow hedges with foreign currency risk outstanding at March 31, 2013 and June 30, 2012 was $318 million and $294 million, respectively. As of March 31, 2013 and June 30, 2012, the fair values of the foreign exchange forward contracts of approximately $4 million and $17 million, respectively, were recorded in the underlying hedged balances. The Company’s foreign currency forward contracts are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.

The effective changes in fair value of derivatives designated as cash flow hedges for the three months ended March 31, 2013 and 2012 of $5 million and $(8) million, respectively, were recorded in accumulated other comprehensive income with foreign currency translation adjustments. The effective changes in fair value of derivatives designated as cash flow hedges for the nine months ended March 31, 2013 and 2012 of nil and $47 million, respectively, were recorded in accumulated other comprehensive income with foreign currency translation adjustments. The ineffective changes in fair value of derivatives designated as cash flow hedges were immaterial. Amounts are reclassified from accumulated other comprehensive income when the underlying hedged item is recognized in earnings. During the three months ended March 31, 2013 and 2012, the Company reclassified (losses) gains of approximately $(2) million and $11 million, respectively, from other comprehensive income to net income. During the nine months ended March 31, 2013 and 2012, the Company reclassified gains of approximately $13 million and $12 million, respectively, from other comprehensive

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

income to net income. The Company expects to reclassify the cumulative change in fair value included in other comprehensive income within the next 24 months. Cash flows from the settlement of foreign exchange forward contracts offset cash flows from the underlying hedged item and are included in operating activities in the consolidated statements of cash flows.

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. The Company uses these financial instruments as economic hedges for certain exposures to foreign currency exchange risks. The notional amount of foreign exchange forward contracts used as economic hedges with foreign currency risk outstanding at March 31, 2013 was $726 million. As of March 31, 2013, the fair values of the foreign exchange forward contracts of approximately $(13) million were recorded in other current liabilities. The Company expects the economic hedges utilized against the majority of this exposure to be settled in the fourth quarter of fiscal 2013. The effective changes in fair value of derivatives designated as economic hedges for the three and nine months ended March 31, 2013 of $(13) million were recorded in net income. Derivatives designated as economic hedges in the corresponding prior year periods were immaterial.

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of March 31, 2013 or June 30, 2012 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At March 31, 2013, the Company did not anticipate nonperformance by any of the counterparties.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill, by segment, are as follows:.

	Cable Network Programming	Filmed Entertainment	Television	Direct Broadcast Satellite Television	Publishing	Other	Total Goodwill
	(in millions)
Balance, June 30, 2012	$6,494	$1,557	$1,909	$554	$2,152	$508	$13,174
Acquisitions	955	—	—	5,429	96	518	6,998
Dispositions	—	(5)	(27)	—	—	(31)	(63)
Foreign exchange movements	—	(15)	—	(21)	7	4	(25)
Impairments	—	—	—	—	—	(35)	(35)
Adjustments	90	—	—	—	—	—	90

Balance, March 31, 2013	$7,539	$1,537	$1,882	$5,962	$2,255	$964	$20,139

The increase in the carrying value of Goodwill during the nine months ended March 31, 2013 was primarily due to the consolidation of Sky Deutschland at the Direct Broadcast Satellite Television segment, the consolidation of Fox Sports Asia and the acquisitions of EMM and SportsTime Ohio at the Cable Network Programming segment and the consolidation of FOX SPORTS Australia at the Other segment. The increase at the Publishing segment was primarily due to the acquisition of Thomas Nelson.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. BORROWINGS

Notes Due 2022

In September 2012, News America Incorporated (“NAI”), a wholly-owned subsidiary of the Company, issued $1.0 billion of 3.00% Senior Notes due 2022. The net proceeds of approximately $987 million will be used for general corporate purposes.

Notes Due 2013

In February 2013, the Company retired the remaining $273 million of its 9.25% Senior Debentures.

Other

In August 2006, the Company entered into a loan agreement with Raiffeisen Zentralbank Österreich AG (“RZB”), which was subsequently amended in September 2009. The Company repaid the outstanding balance of $32 million in July 2011 in connection with the disposal of News Outdoor Russia.

In January 2013, Sky Deutschland, a majority owned subsidiary of the Company, entered into a credit agreement, with major financial institutions, that NAI and the Company have both guaranteed. The credit agreement provides a €300 million unsecured credit facility with a sub-limit of €75 million revolving credit facility available for cash drawdowns or the issuance of letters of credit and a maturity date of January 2018. Sky Deutschland may request that the maturity date be extended for one year. The significant terms of the agreement include limitations on liens and indebtedness. Fees under the credit agreement are based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current debt ratings of the Company, Sky Deutschland pays a facility fee of 0.125% and interest of Eurocurrency Rate plus 1.125%. As of March 31, 2013, €225 million (approximately $290 million) was outstanding under this credit agreement and €75 million available for either additional financing or letters of credit. The proceeds were used to pay off existing Sky Deutschland debt.

Included in Borrowings within current liabilities as of March 31, 2013, was 8.625% Senior Notes of A$150 million ($157 million) that is due in the next 12 months.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. STOCKHOLDERS’ EQUITY

The following table summarizes changes in equity:

	For the three months ended March 31,
	2013				2012
	News Corporation Stockholders	Noncontrolling Interests		Total Equity	News Corporation Stockholders	Noncontrolling Interests		Total Equity
	(in millions)
Balance, beginning of period	$28,152	$853		$29,005	$28,017	$495		$28,512
Net income	2,854	29	(a)	2,883	937	45	(a)	982
Other comprehensive (loss) income	(447)	—		(447)	414	—		414
Cancellation of shares, net	(361)	—		(361)	(734)	—		(734)
Dividends declared	(197)	—		(197)	(209)	—		(209)
Acquisitions	—	2,301	(b)	2,301	—	—		—
Other	63	2	(c)	65	45	(2	)(c)	43

Balance, end of period	$30,064	$3,185		$33,249	$28,470	$538		$29,008

	For the nine months ended March 31,
	2013				2012
	News Corporation Stockholders	Noncontrolling Interests		Total Equity	News Corporation Stockholders	Noncontrolling Interests		Total Equity
	(in millions)
Balance, beginning of period	$24,684	$501		$25,185	$30,069	$578		$30,647
Net income	7,468	121	(a)	7,589	2,732	129	(a)	2,861
Other comprehensive loss	(138)	2		(136)	(667)	(4)		(671)
Cancellation of shares, net	(1,573)	—		(1,573)	(3,134)	—		(3,134)
Dividends declared	(398)	—		(398)	(455)	—		(455)
Acquisitions	—	2,619	(b)	2,619	—	3		3
Other	21	(58	)(c)	(37)	(75)	(168	)(c)	(243)

Balance, end of period	$30,064	$3,185		$33,249	$28,470	$538		$29,008

(a)

Net income attributable to noncontrolling interests excludes $26 million and $21 million for the three months ended March 31, 2013 and 2012, respectively, and $74 million and $55 million for the nine months ended March 31, 2013 and 2012, respectively, relating to redeemable noncontrolling interests which are reflected in temporary equity.

(b)

Represents the non-controlling interest in Sky Deutschland and EMM at their acquisition date fair values. The Company acquired the power to control Sky Deutschland in January 2013 and in EMM in November 2012.

(c)

Other activity attributable to noncontrolling interests excludes $(30) million and $(6) million for the three months ended March 31, 2013 and 2012, respectively, and $(70) million and $305 million for the nine months ended March 31, 2013 and 2012, respectively, relating to redeemable noncontrolling interests.

Dividends

The Company declared a dividend of $0.085 per share on both the Class A common stock, par value $0.01 per share (“Class A Common Stock”) and the Class B common stock, par value $0.01 per share (“Class B Common Stock”) in the three months ended March 31, 2013, which was paid in April 2013 to stockholders of record on March 13, 2013. The related total aggregate dividend paid to stockholders in April 2013 was approximately $200 million.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company declared a dividend of $0.085 per share on both the Class A Common Stock and the Class B Common Stock in the three months ended September 30, 2012, which was paid in October 2012 to stockholders of record on September 12, 2012. The related total aggregate dividend paid to stockholders in October 2012 was approximately $200 million.

The Company declared a dividend of $0.085 per share on both the Class A Common Stock and the Class B Common Stock in the three months ended March 31, 2012, which was paid in April 2012 to stockholders of record on March 14, 2012. The related total aggregate dividend paid to stockholders in April 2012 was approximately $209 million.

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

The remaining authorized amount under the Company’s stock repurchase program as of March 31, 2013, excluding commissions, was approximately $3.6 billion.

The program may be modified, extended, suspended or discontinued at any time.

Temporary Suspension of Voting Rights Affecting Non-U.S. Stockholders

On April 18, 2012, the Company announced that it suspended 50% of the voting rights of the Class B Common Stock held by stockholders who are not U.S. citizens (“Non-U.S. Stockholders”) in order to maintain compliance with U.S. law which states that no broadcast station licensee may be owned by a corporation if more than 25% of that corporation’s stock was owned or voted by Non-U.S. Stockholders. The Company owns broadcast station licensees in connection with its ownership and operation of U.S. television stations. As of April 2013, the suspension of voting rights of shares of Class B Common Stock held by Non-U.S. Stockholders was 40%. This suspension of voting rights will remain in place for as long as the Company deems it necessary to maintain compliance with applicable U.S. law, and may be adjusted by the Audit Committee as it deems appropriate. However, the suspension will not apply in connection with any vote on any matter on which holders of Class A Common Stock shall be entitled to vote together with holders of Class B Common Stock as described in the Company’s Restated Certificate of Incorporation. The suspension will not impact the rights of Non-U.S. Stockholders of Class B Common Stock to receive dividends and distributions. The suspension was the subject of litigation as to which the court has approved the settlement and dismissed the action with prejudice. (See Note 13—Commitments and Contingencies for a summary of the litigation and settlement)

Voting Agreement with the Murdoch Family Interests

On April 18, 2012, the Murdoch Family Trust and K. Rupert Murdoch (together the “Murdoch Family Interests”) entered into an agreement with the Company, whereby the Murdoch Family Interests agreed to limit their voting rights during the voting rights suspension period. Under this agreement, the Murdoch Family Interests will not vote or provide voting instructions with respect to a portion of their shares of Class B Common Stock to the extent that doing so would increase their percentage of voting power from what it was prior to the suspension of voting rights. Currently, as a result of the suspension of voting rights, the aggregate percentage vote of the Murdoch Family Interests is at 39.4% of the outstanding shares of Class B Common Stock not subject to the suspension of voting rights, and the percentage vote may be adjusted as provided in the agreement with the Company.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. EQUITY BASED COMPENSATION

The following table summarizes the Company’s equity-based compensation transactions:

	For the three months ended March 31,		For the nine months ended March 31,
	2013	2012	2013	2012
	(in millions)
Equity-based compensation	$75	$58	$233	$165

Cash received from exercise of equity-based compensation	$29	$72	$148	$80

As of March 31, 2013, the Company’s total compensation cost related to restricted stock units (“RSUs”) and performance stock units (“PSUs”) not yet recognized for all equity-based compensation plans was approximately $236 million, and is expected to be recognized over a weighted average period between one and two years. Compensation expense on all equity-based awards is generally recognized on a straight-line basis over the vesting period of the entire award. However, certain performance based awards are recognized on an accelerated basis.

The intrinsic value of stock options exercised during the nine months ended March 31, 2013 and 2012 was $51 million and $18 million, respectively. The intrinsic value of the stock options outstanding as of March 31, 2013 and June 30, 2012 was $47 million and $39 million, respectively.

As of March 31, 2013 and June 30, 2012, the liability for cash-settled awards was approximately $176 million and $119 million, respectively. Cash settled awards are marked-to-market at each reporting period.

The Company recognized a tax benefit on vested RSUs and stock options exercised of approximately $34 million and $13 million for the nine months ended March 31, 2013 and 2012, respectively.

Performance Stock Units

During the nine months ended March 31, 2013 and 2012, approximately 7.9 million and 9.1 million target PSUs were granted, respectively, of which 6.1 million and 6.8 million, respectively, will be settled in shares of Class A Common Stock. PSUs granted to executive directors and certain awards granted to employees in certain foreign locations are settled in cash.

Restricted Stock Units

During the nine months ended March 31, 2013 and 2012, approximately 1.4 million and 6.7 million RSUs were granted, respectively, of which 1.3 million and 6.5 million, respectively, will be settled in shares of Class A Common Stock. RSUs granted to executive directors and certain awards granted to employees in certain foreign locations are settled in cash.

During the nine months ended March 31, 2013 and 2012, approximately 7.1 million and 8.4 million RSUs vested, respectively, of which approximately 6.2 million and 7.2 million, respectively, were settled in shares of Class A Common Stock, before statutory tax withholdings. The fair value of RSUs settled in shares of Class A Common Stock was approximately $147 million and $119 million for the nine months ended March 31, 2013 and 2012, respectively. The remaining 0.9 million and 1.2 million RSUs settled during the nine months ended March 31, 2013 and 2012, respectively, were settled in cash of approximately $22 million and $19 million, respectively, before statutory tax withholdings.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of March 31, 2013 and June 30, 2012 were $82,946 million and $63,644 million,

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

respectively. The increase from June 30, 2012 was primarily due to the businesses acquired or consolidated during the nine months ended March 31, 2013, the renewal of rights for MLB and NASCAR and the issuance of 3.00% Senior Notes due 2022.

Guarantees

The Company also has certain contractual arrangements in relation to certain investees that would require the Company to make payments or provide funding if certain circumstances occur (“contingent guarantees”). The Company does not expect that these contingent guarantees will result in any material amounts being paid by the Company in the foreseeable future. The total contingent guarantees decreased 6% as of March 31, 2013 as compared to June 30, 2012 due to the acquisition of 50% of Fox Sports Asia that the Company did not own, partially offset by an additional guarantee issued to Hulu as noted below.

In October 2012, Hulu redeemed Providence Equity Partners’ equity interest for $200 million. In connection with the transaction, Hulu incurred a charge primarily related to employee equity-based compensation. Accordingly, the Company recorded approximately $60 million to reflect its share of the charge in the second quarter of fiscal 2013. The Company has guaranteed $115 million of Hulu’s $338 million five-year term loan which was used by Hulu, in part, to finance the transaction. The fair value of this guarantee was calculated using level 3 inputs and was included in the consolidated balance sheet in other liabilities. As of March 31, 2013 the Company owns 34% of Hulu and continues to account for its interest in Hulu as an equity method investment.

In April 2013, the Company sold its 10% investment in its joint venture formed with CME Group Inc. (“CME”). As a result of the transaction, the Company was released from its agreement to indemnify CME with respect to any payment of principal, premium and interest CME makes under its guarantee of the third-party debt issued by the joint venture.

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

On April 17, 2013, the parties reached an agreement in principle to settle the Consolidated Action. Pursuant to the terms of that settlement, which is subject to the approval of the Delaware Court of Chancery after notice to the stockholders and a hearing, the parties agreed that the director defendants in the Consolidated Action would cause to be paid on their behalf the amount of $139 million to the Company, minus any attorneys’ fees and expenses awarded by the Court to the plaintiffs’ counsel. Such amount is to be paid from an escrow account created for the benefit of the director defendants pursuant to an agreement reached between the defendants and their directors’ and officers’ liability insurers for the payment of insurance proceeds, subject to a claims release. In addition to the payment to the Company, the settlement contemplates that the Company will build on corporate governance and

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

compliance enhancements which the Company has implemented in the past year. These shall remain in effect at least through December 31, 2016, and would be applicable to both 21st Century Fox and New News Corporation. The Memorandum of Understanding related to the settlement has been filed with the Court. On May 3, 2013, the Stipulation of Settlement was filed with the Court. On May 6, 2013, the Court entered a Scheduling Order, which, among other things, set the settlement hearing for June 26, 2013, and approved the form of Notice of Pendency of Derivative Action, Proposed Settlement of Derivative Action, Settlement Hearing, and Right to Appear, which is being distributed to holders of the Company’s common stock in accordance with the Scheduling Order. In addition to requiring the approval of the Delaware Court of Chancery, the settlement will not become effective unless the Shields Litigation, the Iron Workers Litigation and the Stricklin Litigation (each as described below under the heading “Shareholder Litigation—Southern District of New York”) are also dismissed.

On May 30, 2012, a purported stockholder of the Company filed a class action lawsuit in the Delaware Court of Chancery on behalf of all non-U.S. stockholders of the Company’s Class B shares, captioned Första Ap-Fonden v. News Corporation, et al. The plaintiff alleges that, by temporarily suspending 50% of the voting rights of the Class B shares held by non-U.S. stockholders to remain in compliance with U.S. governing broadcast licenses (the “Suspension”), the Company and the Board violated the Company’s charter and the General Corporation Law of the State of Delaware (“DGCL”) and the directors breached their fiduciary duties, both in approving the Suspension and in failing to monitor the Company’s ownership by non-U.S. stockholders. The complaint named as defendants the Company and all directors of the Company at the time of the Suspension. The complaint sought a declaration that the defendants violated the Company’s charter and the DGCL, a declaration that the directors breached their fiduciary duties, a declaration that the Suspension is invalid and unenforceable, an injunction of the Suspension, damages, fees, and costs. On June 11, 2012, the defendants filed an opening brief in support of a motion to dismiss the complaint in its entirety. On August 2, 2012, the plaintiff filed a Verified Amended and Supplemented Class Action Complaint (the “Amended and Supplemented Complaint”). The Amended and Supplemented Complaint seeks a declaration that the defendants violated the Company’s charter and the DGCL, a declaration that the directors breached their fiduciary duties, a declaration that the Suspension is invalid and unenforceable, an injunction of the Suspension, a declaration that non-U.S. stockholders of the Company’s Class B shares are entitled to vote all of their shares on the Proposed Separation Transaction, damages, fees, and costs. On August 28, 2012, the parties entered into a Memorandum of Understanding providing for an agreement in principle to settle the lawsuit. The Memorandum of Understanding, which was filed with the Court on September 5, 2012, provides in pertinent part: (i) within 5 business days after receiving Court approval, the Company will file a petition with the FCC requesting permission to comply with law governing broadcast licenses for any meeting of stockholders by (a) determining the number of shares held by foreign stockholders that are present at the meeting and that would be entitled to vote but for the Suspension, and (b) counting as votes cast all voted shares held by foreign stockholders, up to a total of 25% of the shares voted; (ii) the Company’s Audit Committee will determine on at least an annual basis the total number of voting shares held by non-U.S. citizens and will have the power to modify or eliminate any then-existing suspension; the Company will disclose this information in its annual proxy materials and (iii) the Company will not consent to amend, modify or terminate the Murdoch Family Interests agreement without prior approval of the Audit Committee, which in the case of any vote related to the Proposed Separation Transaction, must be unanimous. The settlement is subject to Court approval after notice to the stockholders and a hearing. The Stipulation of Settlement was filed with the Court on November 30, 2012. On December 10, 2012, the Court entered a Scheduling Order, which, among other things, set the settlement hearing for April 26, 2013, and approved the form of Notice of Pendency of Class Action, Proposed Settlement of Class Action, Settlement Hearing, and Right to Appear, which has been distributed to holders of the Company’s Class B Common Stock in accordance with the Scheduling Order. At a hearing held on April 26, 2013, the Court approved the settlement and dismissed the action with prejudice.

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

The Company’s management believes these shareholder claims are entirely without merit, and intends to vigorously defend these actions. The settlement of the Consolidated Action (described above under the heading “Shareholder Litigation—Delaware”) will not become effective unless the Shields Litigation, the Iron Workers Litigation and the Stricklin Litigation are also dismissed.

The News of the World Investigations and Litigation

U.K. and U.S. regulators and governmental authorities continue to conduct investigations initiated in 2011 with respect to the U.K. Newspaper Matters. The Company is cooperating with these investigations.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company has admitted liability in many civil cases related to the phone hacking allegations and has settled many cases. The Company also announced a private compensation scheme under which parties could pursue claims against the Company. While additional civil lawsuits may be filed, no additional civil claims may be brought under the compensation scheme after April 8, 2013.

The Company is not able to predict the ultimate outcome or cost of the civil claims or criminal matters. The Company has incurred legal and professional fees related to the U.K. Newspaper Matters and costs for civil settlements totaling approximately $42 million and $63 million during the three months ended March 31, 2013 and 2012, respectively, and $165 million and $167 million during the nine months ended March 31, 2013 and 2012, respectively. These costs are included in Selling, general and administrative expenses in the Company’s unaudited consolidated statements of operations. As of March 31, 2013, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred and has accrued approximately $60 million. It is not possible to estimate the liability for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision for such matters.

In connection with the proposed separation, the Company and New News Corporation will agree in a separation and distribution agreement that the Company will indemnify New News Corporation for payments made after the distribution date arising out of civil claims and investigations relating to the U.K. Newspaper Matters as well as legal and professional fees and expenses paid in connection with the criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with New News Corporation. In addition, violations of law may result in criminal fines or penalties for which New News Corporation will not be indemnified by the Company. It is possible that these proceedings and any adverse resolution thereof, including any fines or other penalties associated with any plea, judgment or similar result could damage the Company’s reputation, impair its ability to conduct its business and adversely affect its results of operations and financial condition.

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

Following an investigation, on April 11, 2012, the Department of Justice (the “DOJ”) filed an action in the U.S. District Court for the Southern District of New York against certain publishers, including HarperCollins, and Apple, Inc. The DOJ’s complaint alleges antitrust violations relating to defendants’ decisions to begin selling eBooks pursuant to an agency relationship. This case was assigned to Judge Cote. Simultaneously, the DOJ announced that it had reached a proposed settlement with three publishers, including HarperCollins, and filed a Proposed Final Judgment and related materials detailing that agreement. Among other things, the Proposed Final Judgment requires that HarperCollins terminate its agreements with certain eBook retailers and places certain restrictions on any agreements subsequently entered into with such retailers. Pursuant to the Antitrust Procedures and Penalties Act, the Proposed Final Judgment could not be entered by Judge Cote for at least sixty days while the DOJ received public comments. The public comment period ended on June 25, 2012. Pursuant to Judge Cote’s June 25, 2012 scheduling order, the DOJ’s motion for entry of the Proposed Final Judgment was fully briefed by August 22, 2012, and on September 5, 2012, Judge Cote granted the DOJ’s motion and entered

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the Final Judgment. A third party has filed a motion to intervene in the case for the purpose of appealing Judge Cote’s decision entering the Final Judgment to the United States Court of Appeals for the Second Circuit. On March 26, 2013, the United States Court of Appeals for the Second Circuit dismissed his appeal. Additional information about the Final Judgment can be found on the DOJ’s website.

Following an investigation, on April 11, 2012, 16 state Attorneys General led by Texas and Connecticut (the “AGs”) filed a similar action against certain publishers and Apple, Inc. in the Western District of Texas. On April 26, 2012, the AGs’ action was transferred to Judge Cote. On May 17, 2012, 33 AGs filed a second amended complaint. As a result of a memorandum of understanding agreed upon with the AGs for Texas and Connecticut, HarperCollins was not named as a defendant in this action. Pursuant to the terms of the memorandum of understanding, HarperCollins entered into a settlement agreement with the AGs for Texas, Connecticut and Ohio on June 11, 2012. By August 28, 2012, forty-nine states (all but Minnesota) and five U.S. territories had signed on to that settlement agreement. On August 29, 2012, the AGs simultaneously filed a complaint against HarperCollins and two other publishers, a motion for preliminary approval of that settlement agreement and a proposed distribution plan. On September 14, 2012, Judge Cote granted the AGs’ motion for preliminary approval of the settlement agreement and approved the AGs’ proposed distribution plan. Notice was subsequently sent to potential class members, and a fairness hearing was held on February 8, 2013, where Judge Cote granted final approval of the settlement. The settlement now is effective and the final judgment will bar consumers from states and territories covered by the settlement from participating in the class action.

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

The Company establishes an accrued liability for legal claims when the Company determines that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. Legal fees associated with litigation and similar proceedings that are not expected to provide a benefit in future periods are expensed as incurred. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could affect the Company’s results of operations and financial condition. For the contingencies disclosed above for which there is at least a reasonable possibility that a loss may be incurred, other than the accrual provided, the Company was unable to estimate the amount of loss or range of loss.

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

The components of net periodic benefits costs were as follows:

	Pension Benefits		Postretirement Benefits
	For the three months ended March 31,
	2013	2012	2013	2012
	(in millions)
Service cost benefits earned during the period	$31	$25	$1	$1
Interest costs on projected benefit obligation	41	44	3	4
Expected return on plan assets	(47)	(46)	—	—
Amortization of deferred losses	23	12	—	—
Other	(1)	3	(2)	(5)

Net periodic benefits costs	$47	$38	$2	$—

Cash contributions	$39	$16	$4	$4

	Pension Benefits		Postretirement Benefits
	For the nine months ended March 31,
	2013	2012	2013	2012
	(in millions)
Service cost benefits earned during the period	$94	$73	$4	$4
Interest costs on projected benefit obligation	123	133	10	12
Expected return on plan assets	(141)	(139)	—	—
Amortization of deferred losses	71	36	—	—
Other	7	8	(5)	(14)

Net periodic benefits costs	$154	$111	$9	$2

Cash contributions	$65	$45	$14	$14

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

•	Direct Broadcast Satellite Television, which consists of the distribution of basic and premium programming services via satellite and cable directly to subscribers in Italy, Germany and Austria.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended March 31,		For the nine months ended March 31,
	2013	2012	2013	2012
	(in millions)
Revenues:
Cable Network Programming	$2,782	$2,375	$7,790	$6,656
Filmed Entertainment	2,014	1,722	5,826	5,563
Television	1,225	1,208	3,716	3,651
Direct Broadcast Satellite Television	1,300	923	3,007	2,792
Publishing	1,938	2,025	6,105	6,224
Other	279	149	655	450

Total revenues	$9,538	$8,402	$27,099	$25,336

Segment operating income (loss):
Cable Network Programming	$993	$846	$2,891	$2,503
Filmed Entertainment	289	272	1,072	1,012
Television	196	171	576	493
Direct Broadcast Satellite Television	(11)	40	(8)	165
Publishing	85	130	376	458
Other	(190)	(147)	(587)	(437)

Total segment operating income	1,362	1,312	4,320	4,194

Impairment and restructuring charges	(56)	(27)	(273)	(154)
Equity earnings of affiliates	157	204	521	467
Interest expense, net	(276)	(258)	(809)	(773)
Interest income	32	26	100	91
Other, net	2,431	27	5,206	22

Income before income tax expense	3,650	1,284	9,065	3,847
Income tax expense	(741)	(281)	(1,402)	(931)

Net income	2,909	1,003	7,663	2,916
Less: Net income attributable to noncontrolling interests	(55)	(66)	(195)	(184)

Net income attributable to News Corporation stockholders	$2,854	$937	$7,468	$2,732

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $330 million and $291 million for the three months ended March 31, 2013 and 2012, respectively, and of approximately $779 million and $824 million for the nine months ended March 31, 2013 and 2012, respectively, have been eliminated within the Filmed Entertainment segment. Intersegment operating profit generated primarily by the Filmed Entertainment segment of approximately $13 million and $17 million for the three months ended March 31, 2013 and 2012, respectively, and of approximately $21 million and $64 million for the nine months ended March 31, 2013 and 2012, respectively, have been eliminated within the Filmed Entertainment segment.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended March 31, 2013
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$993	$53	$23	$1,069
Filmed Entertainment	289	32	—	321
Television	196	23	—	219
Direct Broadcast Satellite Television	(11)	101	—	90
Publishing	85	118	—	203
Other	(190)	30	—	(160)

Total	$1,362	$357	$23	$1,742

	For the three months ended March 31, 2012
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$846	$42	$22	$910
Filmed Entertainment	272	33	—	305
Television	171	21	—	192
Direct Broadcast Satellite Television	40	76	—	116
Publishing	130	106	—	236
Other	(147)	16	—	(131)

Total	$1,312	$294	$22	$1,628

	For the nine months ended March 31, 2013
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$2,891	$140	$67	$3,098
Filmed Entertainment	1,072	98	—	1,170
Television	576	66	—	642
Direct Broadcast Satellite Television	(8)	249	—	241
Publishing	376	348	—	724
Other	(587)	66	—	(521)

Total	$4,320	$967	$67	$5,354

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended March 31, 2012
	Segment operating income (loss)	Depreciation and amortization	Amortization of cable distribution investments	Segment operating income (loss) before depreciation and amortization
	(in millions)
Cable Network Programming	$2,503	$117	$69	$2,689
Filmed Entertainment	1,012	95	—	1,107
Television	493	63	—	556
Direct Broadcast Satellite Television	165	228	—	393
Publishing	458	319	—	777
Other	(437)	47	—	(390)

Total	$4,194	$869	$69	$5,132

	As of March 31, 2013	As of June 30, 2012
	(in millions)
Total assets:
Cable Network Programming	$17,656	$14,896
Filmed Entertainment	8,642	8,102
Television	6,341	6,110
Direct Broadcast Satellite Television	8,622	2,455
Publishing	11,277	10,913
Other	9,330	9,219
Investments	6,622	4,968

Total assets	$68,490	$56,663

Goodwill and Intangible assets, net:
Cable Network Programming	$9,188	$7,626
Filmed Entertainment	2,455	2,531
Television	4,222	4,317
Direct Broadcast Satellite Television	5,965	554
Publishing	4,739	4,586
Other	1,901	693

Total goodwill and intangible assets, net	$28,470	$20,307

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. ADDITIONAL FINANCIAL INFORMATION

Supplemental Cash Flows Information

	For the nine months ended March 31,
	2013	2012
	(in millions)
Supplemental cash flows information:
Cash paid for income taxes	$(980)	$(957)
Cash paid for interest	(816)	(782)
Return of capital from equity method investments	272	190
Payments for equity method investments	(890)	(204)
Sale of other investments	2	5
Purchase of other investments	(65)	(203)
Supplemental information on businesses acquired:
Fair value of assets acquired	7,658	862
Cash acquired	775	21
Liabilities assumed	(2,293)	(72)
Noncontrolling interest (increase) decrease	(2,619)	15
Cash paid	(3,521)	(553)

Fair value of equity instruments issued to third parties	—	273
Issuance of subsidiary common units	—	(273)

Fair value of equity instruments consideration	$—	$—

Other, net

The following table sets forth the components of Other, net included in the unaudited consolidated statements of operations:

	For the three months ended March 31,		For the nine months ended March 31,
	2013	2012	2013	2012
	(in millions)
Gain on Sky Deutschland transaction(a), (b)	$2,069	$—	$2,069	$—
Gain on sale of investment in SKY Network Television Ltd.(a)	321	—	321	—
Gain on Phoenix Satellite Television transaction(a)	81	—	81	—
Gain on CMH transaction(b)	—	—	1,245	—
Gain on sale of investment in NDS(a)	—	—	1,446	—
Gain on Fox Sports Asia transaction(b)	—	—	174	—
Change in fair value of Sky Deutschland convertible securities(a)	—	7	58	(82)
Gain on FPAS transaction(b)	—	—	—	158
Gain on Hathway Cable transaction(a)	—	23	—	23
BSkyB termination fee(a)	—	—	—	(63)
Other	(40)	(3)	(188)	(14)

Total Other, net	$2,431	$27	$5,206	$22

(a)	See Note 6—Investments
(b)	See Note 2—Acquisitions, Disposals and Other Transactions

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended March 31, 2013

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$1	$—	$9,537	$—	$9,538
Expenses	(132)	—	(8,100)	—	(8,232)
Equity earnings (losses) of affiliates	1	—	156	—	157
Interest expense, net	(380)	(120)	(18)	242	(276)
Interest income	—	1	273	(242)	32
Earnings (losses) from subsidiary entities	2,397	2,971	—	(5,368)	—
Other, net	(16)	2	2,445	—	2,431

Income (loss) before income tax expense	1,871	2,854	4,293	(5,368)	3,650
Income tax (expense) benefit	(309)	—	(881)	449	(741)

Net income (loss)	1,562	2,854	3,412	(4,919)	2,909
Less: Net income attributable to noncontrolling interests	—	—	(55)	—	(55)

Net income (loss) attributable to News Corporation stockholders	$1,562	$2,854	$3,357	$(4,919)	$2,854

Comprehensive income (loss) attributable to News Corporation stockholders	$1,485	$2,407	$3,263	$(4,748)	$2,407

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended March 31, 2012

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$1	$—	$8,401	$—	$8,402
Expenses	(104)	—	(7,013)	—	(7,117)
Equity earnings (losses) of affiliates	(1)	—	205	—	204
Interest expense, net	(375)	373	(3)	(253)	(258)
Interest income	1	1	(229)	253	26
Earnings (losses) from subsidiary entities	128	563	—	(691)	—
Other, net	15	—	12	—	27

Income (loss) before income tax expense	(335)	937	1,373	(691)	1,284
Income tax (expense) benefit	73	—	(284)	(70)	(281)

Net income (loss)	(262)	937	1,089	(761)	1,003
Less: Net income attributable to noncontrolling interests	—	—	(66)	—	(66)

Net income (loss) attributable to News Corporation stockholders	$(262)	$937	$1,023	$(761)	$937

Comprehensive income (loss) attributable to News Corporation stockholders	$(239)	$1,351	$1,219	$(980)	$1,351

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the nine months ended March 31, 2013

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$1	$—	$27,098	$—	$27,099
Expenses	(388)	—	(22,664)	—	(23,052)
Equity earnings (losses) of affiliates	(1)	—	522	—	521
Interest expense, net	(1,143)	(354)	(29)	717	(809)
Interest income	1	5	811	(717)	100
Earnings (losses) from subsidiary entities	4,011	7,811	—	(11,822)	—
Other, net	(8)	6	5,208	—	5,206

Income (loss) before income tax expense	2,473	7,468	10,946	(11,822)	9,065
Income tax (expense) benefit	(382)	—	(1,693)	673	(1,402)

Net income (loss)	2,091	7,468	9,253	(11,149)	7,663
Less: Net income attributable to noncontrolling interests	—	—	(195)	—	(195)

Net income (loss) attributable to News Corporation stockholders	$2,091	$7,468	$9,058	$(11,149)	$7,468

Comprehensive income (loss) attributable to News Corporation stockholders	$1,995	$7,330	$8,883	$(10,878)	$7,330

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the nine months ended March 31, 2012

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Revenues	$1	$—	$25,335	$—	$25,336
Expenses	(309)	—	(20,987)	—	(21,296)
Equity earnings (losses) of affiliates	(5)	—	472	—	467
Interest expense, net	(1,121)	(299)	(10)	657	(773)
Interest income	3	5	740	(657)	91
Earnings (losses) from subsidiary entities	290	3,090	—	(3,380)	—
Other, net	24	(64)	62	—	22

Income (loss) before income tax expense	(1,117)	2,732	5,612	(3,380)	3,847
Income tax (expense) benefit	271	—	(1,359)	157	(931)

Net income (loss)	(846)	2,732	4,253	(3,223)	2,916
Less: Net income attributable to noncontrolling interests	—	—	(184)	—	(184)

Net income (loss) attributable to News Corporation stockholders	$(846)	$2,732	$4,069	$(3,223)	$2,732

Comprehensive income (loss) attributable to News Corporation stockholders	$(724)	$2,065	$3,604	$(2,880)	$2,065

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

At March 31, 2013

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
ASSETS:
Current assets:
Cash and cash equivalents	$384	$5,034	$3,906	$—	$9,324
Receivables, net	7	—	7,129	—	7,136
Inventories, net	—	—	3,476	—	3,476
Other	26	6	825	—	857

Total current assets	417	5,040	15,336	—	20,793

Non-current assets:
Receivables	19	—	412	—	431
Inventories, net	—	—	5,002	—	5,002
Property, plant and equipment, net	127	—	5,857	—	5,984
Intangible assets, net	—	—	8,331	—	8,331
Goodwill	—	—	20,139	—	20,139
Other	363	—	825	—	1,188

Investments:
Investments in associated companies and other investments	84	54	6,484	—	6,622
Intragroup investments	54,556	59,535	—	(114,091)	—

Total investments	54,640	59,589	6,484	(114,091)	6,622

TOTAL ASSETS	$55,566	$64,629	$62,386	$(114,091)	$68,490

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$157	$—	$—	$—	$157
Other current liabilities	528	197	10,171	—	10,896

Total current liabilities	685	197	10,171	—	11,053

Non-current liabilities:
Borrowings	16,029	—	288	—	16,317
Other non-current liabilities	875	—	6,351	—	7,226
Intercompany	28,332	34,368	(62,700)	—	—

Redeemable noncontrolling interests	—	—	645	—	645

Total equity	9,645	30,064	107,631	(114,091)	33,249

TOTAL LIABILITIES AND EQUITY	$55,566	$64,629	$62,386	$(114,091)	$68,490

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

See notes to supplemental guarantor information

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the nine months ended March 31, 2013

(in millions)

	News America Incorporated	News Corporation	Non-Guarantor	Reclassifications and Eliminations	News Corporation and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$(869)	$909	$2,723	$—	$2,763

Investing activities:
Property, plant and equipment, net of acquisitions	(16)	—	(611)	—	(627)
Investments	(6)	(15)	(3,406)	—	(3,427)
Proceeds from dispositions	—	—	2,670	—	2,670

Net cash provided by (used in) investing activities	(22)	(15)	(1,347)	—	(1,384)

Financing activities:
Borrowings	987	—	290	—	1,277
Repayment of borrowings	(273)	—	(716)	—	(989)
Issuance of shares	—	170	—	—	170
Repurchase of shares	—	(1,834)	—	—	(1,834)
Dividends paid	—	(201)	(183)	—	(384)
Other, net	—	—	70	—	70
Purchase of subsidiary shares from noncontrolling interests	—	—	(9)	—	(9)

Net cash provided by (used in) financing activities	714	(1,865)	(548)	—	(1,699)

Net increase (decrease) in cash and cash equivalents	(177)	(971)	828	—	(320)
Cash and cash equivalents, beginning of period	561	6,005	3,060	—	9,626
Exchange movement on opening cash balance	—	—	18	—	18

Cash and cash equivalents, end of period	$384	$5,034	$3,906	$—	$9,324

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

Investing activities:
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

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2013 and 2012. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2013 and 2012. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

•	Direct Broadcast Satellite Television, which consists of the distribution of basic and premium programming services via satellite and cable directly to subscribers in Italy, Germany and Austria.

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

Television and Cable Network Programming

The Company’s television operations primarily consist of FOX, MyNetworkTV and the 27 television stations owned by the Company. In April 2013, the Company increased its television station ownership to 29 full power stations, resulting in ownership and operation of duopolies in 10 designated market areas.

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

U.S. law governing retransmission consent provides a mechanism for the television stations owned by the Company to seek and obtain payment from multi-channel video programming distributors who carry the Company’s broadcast signals. Retransmission consent revenue consists of per subscriber-based compensatory fees paid to the Company by cable and satellite distribution systems that distribute the Company’s television stations affiliated with FOX and MyNetworkTV. The Company also receives compensation from independently-owned television stations that are affiliated with FOX and MyNetworkTV.

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

The Company has several multi-year sports rights agreements, including contracts with the National Football League (“NFL”) through fiscal 2023, contracts with the National Association of Stock Car Auto Racing (“NASCAR”) for certain races and exclusive rights for certain ancillary content through calendar year 2022, a contract with Major League Baseball (“MLB”) through calendar year 2021 and other sports rights contracts. These contracts provide the Company with the broadcast rights to certain U.S. national sporting events during their respective terms. The costs of these sports contracts are charged to expense based on the ratio of each period’s operating profit to estimated total operating profit for the remaining term of the contract.

The profitability of these long-term U.S. national sports contracts is based on the Company’s best estimates as of March 31, 2013 of attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied as of March 31, 2013, additional amortization of rights may be recorded. Should revenues improve as compared to estimated revenues, the Company may have an improved operating profit related to the contract, which may be recognized over the remaining contract term.

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

The Company competes with other film studios, such as Disney, Paramount, Sony, Universal, Warner Bros. and other independent film producers in the production and distribution of motion pictures, DVDs and Blu-rays. As a producer and distributor of television programming, the Company competes with studios, television production groups and independent producers and syndicators, such as Disney, Sony, NBC Universal, Warner Bros. and Paramount Television, to sell programming both domestically and internationally. The Company also competes to obtain creative talent and story properties, which are essential to the success of the Company’s filmed entertainment businesses.

Direct Broadcast Satellite Television

The Direct Broadcast Satellite Television (“DBS”) segment’s operations consist of SKY Italia and Sky Deutschland, which provide basic and premium programming services via satellite and cable directly to subscribers in Italy, Germany and Austria. The DBS segment derives revenues principally from subscriber fees. The Company believes that the quality and variety of programming, audio and interactive programming including personal video recorders, quality of picture including high definition channels, access to service, customer service and price are the key elements for gaining and maintaining market share. The DBS segment’s competition includes companies that offer video, audio, interactive programming, telephony, data and other information and entertainment services, including broadband Internet providers, digital terrestrial transmission (“DTT”) services, wireless companies and companies that are developing new media technologies.

The DBS segment’s most significant operating expenses are those related to the acquisition of entertainment, movie and sports programming and subscribers and the expenses related to operating the technical facilities. Operating expenses related to sports programming are generally recognized over the course of the related sport season, which may cause fluctuations in the operating results of this segment.

The continued challenging economic environment in Europe has contributed to a reduction in consumer spending and has posed challenges for subscriber retention and growth. If this trend continues, it could have a material effect on the operating results of the DBS segment.

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

Education Group

Amplify, the Company’s digital education business focused on the K-12 learning market, has three businesses: analytics and assessment, digital content and curriculum and mobile distribution systems designed for education. Significant expenses associated with the Company’s digital education business include salaries, employee benefits and other routine overhead.

Other Business Developments

In July 2011, the Company announced that it would close its publication, The News of the World, after allegations of phone hacking and payments to public officials. As a result of management’s approval of the shutdown of The News of the World, the Company has reorganized portions of the U.K. newspaper business and has recorded restructuring charges in fiscal 2013 and 2012 primarily for termination benefits and certain organizational restructuring at the U.K. newspapers. (See Note 4 – Restructuring Programs) The Company is subject to several ongoing investigations by U.K. and U.S. regulators and governmental authorities relating to phone hacking, illegal data access and inappropriate payments to officials at The News of the World and The Sun and related matters (the “U.K. Newspaper Matters”). The Company is cooperating with these investigations. In addition, the Company has admitted liability in many civil cases related to the phone hacking allegations and has settled many cases. The Company created an independently-chaired Management & Standards Committee (the “MSC”), which operates independently from NI Group Limited (“News International”) and has full authority to ensure cooperation with all relevant investigations and inquiries into the U.K. Newspaper Matters and all other related issues. The MSC conducts its own internal investigation where appropriate. The MSC has an independent Chairman, Lord Grabiner QC, and reports directly to Gerson Zweifach, Senior Executive Vice President and Group General Counsel of the Company. Mr. Zweifach reports to the independent members of the Board of Directors (the “Board”) through their representative Viet Dinh, an independent director and Chairman of the Company’s Nominating and Corporate Governance Committee. The independent directors of the Board have retained independent outside counsel and are actively engaged in these matters. The MSC conducted an internal investigation of the three other titles at NI Group Limited (“News International”) and engaged independent outside counsel to advise it on these investigations and all other matters it handles. As a result of these matters, News International has instituted governance reforms and issued certain enhanced policies to its employees.

On June 28, 2012, the Company announced its intent to pursue the separation of its business into two separate independent public companies, one of which will hold the Company’s global media and entertainment businesses and the other, New Newscorp LLC (“New News Corporation”), which will hold the businesses comprising the Company’s newspapers, information services and integrated marketing services, digital real estate services, book publishing, digital education and sports programming and pay-TV distribution in Australia. The Company has announced that it intends to change its name to Twenty-First Century Fox, Inc. (“21st Century Fox”) after the separation, subject to stockholder approval and other conditions to the separation. On December 4, 2012, the Company’s board of directors authorized management to proceed with the proposed distribution, subject to the satisfaction or waiver of certain conditions and the board of directors’ ongoing consideration of the transaction and its final approval, which may not be granted.

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

In connection with the separation, on December 21, 2012, New News Corporation filed with the SEC an initial Form 10 registration statement, which has been amended, and, on April 30, 2013, the Company filed with the SEC a definitive proxy statement on Schedule 14A. The Company’s stockholders will not be required to vote to approve the distribution. However, in order to effectuate the distribution in the manner discussed in the Form 10 registration statement, the Company will be required to amend its Restated Certificate of Incorporation, and the Company will hold a Special Meeting on June 11, 2013 in connection therewith. The Company has also applied for certain regulatory approvals and tax rulings required to enable the separation to be completed as described. There can be no assurances given that the separation of the Company’s businesses as described will occur.

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

In November 2012, the Company acquired the remaining 50% interest in Fox Sports Asia (formerly ESPN STAR Sports) that it did not already own for approximately $220 million, net of cash acquired. Fox Sports Asia is a leading sports broadcaster in Asia and the Company now, through its wholly owned subsidiaries, owns 100% of Fox Sports Asia.

In November 2012, the Company acquired Consolidated Media Holdings Ltd. (“CMH”), a media investment company that operates in Australia, for approximately $2 billion in cash and assumed debt of approximately $235 million. CMH owned a 25% interest in Foxtel through its 50% interest in FOX SPORTS Australia. The remaining 50% of Foxtel is owned by Telstra

Corporation Limited, one of Australia’s leading telecommunications companies. The acquisition doubled the Company’s stakes in FOX SPORTS Australia and Foxtel to 100% and 50%, respectively. Accordingly, the results of FOX SPORTS Australia are included in the Company’s unaudited consolidated results of operations beginning in November 2012. Prior to November 2012, the Company accounted for its investment in FOX SPORTS Australia under the equity method of accounting. The Company’s investment in Foxtel is accounted for under the equity method of accounting.

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

In December 2012, the Company acquired SportsTime Ohio, a RSN serving the Cleveland, Ohio market, for an estimated total purchase price of approximately $285 million, of which $135 million was in cash. The balance of the purchase price represents the fair value of deferred payments and payments that are contingent upon achievement of certain performance objectives.

During the three months ended March 31, 2013, the Company acquired, through a combination of a private placement and a rights offering, approximately 92 million additional shares of Sky Deutschland increasing its ownership to approximately 55%. The aggregate cost of the shares acquired by the Company was approximately €410 million (approximately $550 million). As a result of these transactions, the results of Sky Deutschland are included in the Company’s unaudited consolidated results of operations beginning in January 2013.

In March 2013, the Company sold its 44% equity interest in SKY Network Television Ltd. for approximately $675 million.

RESULTS OF OPERATIONS

Results of Operations—For the three and nine months ended March 31, 2013 versus the three and nine months ended March 31, 2012

The following table sets forth the Company’s operating results for the three and nine months ended March 31, 2013 as compared to the three and nine months ended March 31, 2012.

	For the three months ended March 31,			For the nine months ended March 31,
	2013	2012	% Change	2013	2012	% Change
	(in millions, except %)
Revenues	$9,538	$8,402	14%	$27,099	$25,336	7%
Operating expenses	(6,114)	(5,216)	17%	(16,831)	(15,552)	8%
Selling, general and administrative	(1,705)	(1,580)	8%	(4,981)	(4,721)	6%
Depreciation and amortization	(357)	(294)	21%	(967)	(869)	11%
Impairment and restructuring charges	(56)	(27)	* *	(273)	(154)	77%
Equity earnings of affiliates	157	204	(23)%	521	467	12%
Interest expense, net	(276)	(258)	7%	(809)	(773)	5%
Interest income	32	26	23%	100	91	10%
Other, net	2,431	27	* *	5,206	22	* *

Income before income tax expense	3,650	1,284	* *	9,065	3,847	* *
Income tax expense	(741)	(281)	* *	(1,402)	(931)	51%

Net income	2,909	1,003	* *	7,663	2,916	* *
Less: Net income attributable to noncontrolling interests	(55)	(66)	(17)%	(195)	(184)	6%

Net income attributable to News Corporation stockholders	$2,854	$937	* *	$7,468	$2,732	* *

**	not meaningful

Overview—The Company’s revenues increased 14% and 7% for the three and nine months ended March 31, 2013, respectively, as compared to the corresponding periods of fiscal 2012, primarily due to higher net affiliate and advertising revenues at the Cable Network Programming segment, higher worldwide theatrical revenues at the Filmed Entertainment segment and higher revenues at the Direct Broadcast Satellite Television segment resulting from the consolidation of Sky Deutschland.

Operating expenses increased 17% and 8% for the three and nine months ended March 31, 2013, respectively, as compared to the corresponding periods of fiscal 2012, primarily due to the inclusion of expenses resulting from the consolidations of FOX SPORTS Australia, Fox Sports Asia and Sky Deutschland and the acquisitions of Thomas Nelson and EMM (the “Acquisitions”). Also contributing to the increase was higher sports and entertainment programming costs and marketing costs at the Cable Network Programming segment and higher film production, participation and releasing costs at the Filmed Entertainment segment. The increase in operating expenses for the nine months ended March 31, 2013 also reflects the inclusion of expenses resulting from the consolidation of Fox Pan American Sports (“FPAS”) at the Cable Network Programming segment and higher sports programming costs at the DBS segment.

Selling, general and administrative expenses increased 8% and 6% for the three and nine months ended March 31, 2013, respectively, as compared to the corresponding periods of fiscal 2012, primarily due to the Acquisitions, costs related to the proposed separation of the Company’s publishing and media and entertainment businesses into two distinct publicly traded companies (“Separation costs”) of $25 million and $53 million, respectively, and higher product development costs at Amplify. The increases for the three months ended March 31, 2013 were partially offset by a decrease of approximately $21 million in legal and professional fees related to The News of the World investigations and litigation and costs for related civil settlements as compared to the corresponding period of fiscal 2012.

Depreciation and amortization increased 21% and 11% for the three and nine months ended March 31, 2013, respectively, as compared to the corresponding periods of fiscal 2012, primarily due to the Acquisitions and higher expenses at the Publishing segment.

Impairment and restructuring charges—At the end of fiscal 2012, the Company identified certain businesses as held for sale. During the nine months ended March 31, 2013, the Company recorded a non-cash impairment charge of $35 million related to its assets held for sale to reduce the carrying value of these assets to estimated fair value less cost to sell.

During the three and nine months ended March 31, 2013, the Company recorded restructuring charges of approximately $56 million and $238 million, respectively, of which $52 million and $227 million, respectively, related to the newspaper businesses. The restructuring charges primarily relate to the reorganization of the Australian newspaper businesses which was announced at the end of fiscal 2012 and the continued reorganization of the U.K. newspaper business. The restructuring charges recorded are primarily for termination benefits in Australia and contract termination payments in the U.K.

During the three and nine months ended March 31, 2012, the Company recorded restructuring charges of approximately $17 million and $144 million, respectively, of which $12 million and $132 million, respectively, related to the newspaper businesses. The Company reorganized portions of the newspaper businesses and recorded restructuring charges primarily for termination benefits as a result of the shutdown of The News of the World, certain organizational restructurings at other newspapers and the shutdown of a regional newspaper. As a result of the shutdown of the regional newspaper, the Company has written-off associated intangible assets of approximately $10 million in the three and nine months ended March 31, 2012.

Equity earnings of affiliates—Equity earnings of affiliates decreased $47 million for the three months ended March 31, 2013, as compared to the corresponding period of fiscal 2012, primarily due to lower gains on the sale of a portion of the Company’s British Sky Broadcasting Group plc (“BSkyB”) investment in accordance with its share repurchase program. This decrease was partially offset by the absence of equity losses due to the consolidation of Sky Deutschland. Gains from the BSkyB sales totaled $11 million in the three months ended March 31, 2013 as compared to $111 million in the corresponding period of fiscal 2012.

Equity earnings of affiliates increased $54 million for the nine months ended March 31, 2013, as compared to the corresponding period of fiscal 2012, primarily due to higher gains on the sale of a portion of the Company’s BSkyB investment, improved results from BSkyB and a reduction in equity losses resulting from the consolidation of Sky Deutschland. Gains from the BSkyB sales totaled $217 million in the nine months ended March 31, 2013 as compared to $155 million in the corresponding period of fiscal 2012. These increases in equity earnings of affiliates were partially offset by lower contributions from Hulu LLC (“Hulu”), resulting from the redemption of Providence Equity Partners’ equity interest in October 2012 and by the sale of the Company’s investment in NDS in July 2012.

	For the three months ended March 31,			For the nine months ended March 31,
	2013	2012	% Change	2013	2012	% Change
	(in millions, except %)
DBS equity affiliates	$185	$229	(19)%	$664	$484	37%
Cable channel equity affiliates	(13)	(3)	* *	(31)	(4)	*	*
Other equity affiliates	(15)	(22)	(32)%	(112)	(13)	*	*

Total Equity earnings of affiliates	$157	$204	(23)%	$521	$467	12%

**	not meaningful

Interest expense, net—Interest expense, net increased $18 million and $36 million for the three and nine months ended March 31, 2013, respectively, as compared to the corresponding periods of fiscal 2012, primarily due to the issuance of $1.0 billion of 3.00% Senior Notes due 2022 in September 2012 and increased interest expense related to the consolidation of Sky Deutschland debt.

Other, net—

	For the three months ended March 31,		For the nine months ended March 31,
	2013	2012	2013	2012
	(in millions)
Gain on Sky Deutschland transaction(a), (b)	$2,069	$—	$2,069	$—
Gain on sale of investment in SKY Network Television Ltd.(a)	321	—	321	—
Gain on Phoenix Satellite Television transaction(a)	81	—	81	—
Gain on CMH transaction(b)	—	—	1,245	—
Gain on sale of investment in NDS(a)	—	—	1,446	—
Gain on Fox Sports Asia transaction(b)	—	—	174	—
Change in fair value of Sky Deutschland convertible securities(a)	—	7	58	(82)
Gain on FPAS transaction(b)	—	—	—	158
Gain on Hathway Cable transaction(a)	—	23	—	23
BSkyB termination fee(a)	—	—	—	(63)
Other	(40)	(3)	(188)	(14)

Total Other, net	$2,431	$27	$5,206	$22

(a)	See Note 6—Investments to the accompanying unaudited consolidated financial statements.
(b)	See Note 2—Acquisitions, Disposals and Other Transactions to the accompanying unaudited consolidated financial statements.

Income tax expense—The effective income tax rates for the three and nine months ended March 31, 2013 were 20% and 15%, respectively, which were lower than the statutory rate of 35%, primarily due to the net tax impact of the gain related to the consolidation of Sky Deutschland and the non-taxable gain on the sale of SKY Network Television Ltd. Also contributing to the difference for the nine months ended March 31, 2013 was the utilization of foreign tax credits in connection with the NDS sale, the non-taxable gains related to the consolidation of FOX SPORTS Australia and Fox Sports Asia and permanent differences.

The effective income tax rates for the three and nine months ended March 31, 2012 were 22% and 24%, respectively, which were lower than the statutory rate of 35%, primarily due to permanent differences and the recognition of tax assets. In addition, for the nine months ended March 31, 2012, the rate was also impacted by the nontaxable gain related to the consolidation of FPAS and the recognition of tax benefits from the disposition of certain businesses.

Net income—Net income increased for the three and nine months ended March 31, 2013 as compared to the corresponding periods of fiscal 2012, primarily due to the gain on the Sky Deutschland transaction. The increase in net income for the nine months ended March 31, 2013 was also due to the gains on the sale of the Company’s investment in NDS and on the CMH transaction.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests decreased for the three months ended March 31, 2013 as compared to the corresponding period of fiscal 2012, primarily due to the noncontrolling interests’ share of Sky Deutschland’s net losses. Net income attributable to noncontrolling interests increased for the nine months ended March 31, 2013 as compared to the corresponding period of fiscal 2012, primarily due to the issuances of additional noncontrolling interests at the Company’s cable businesses, partially offset by the noncontrolling interests’ share of Sky Deutschland’s net losses.

Segment Analysis

The following table sets forth the Company’s revenues and segment operating income (loss) for the three and nine months ended March 31, 2013 as compared to the three and nine months ended March 31, 2012.

	For the three months ended March 31,			For the nine months ended March 31,
	2013	2012	% Change	2013	2012	% Change
	(in millions, except %)
Revenues:
Cable Network Programming	$2,782	$2,375	17%	$7,790	$6,656	17%
Filmed Entertainment	2,014	1,722	17%	5,826	5,563	5%
Television	1,225	1,208	1%	3,716	3,651	2%
Direct Broadcast Satellite Television	1,300	923	41%	3,007	2,792	8%
Publishing	1,938	2,025	(4)%	6,105	6,224	(2)%
Other	279	149	87%	655	450	46%

Total Revenues	$9,538	$8,402	14%	$27,099	$25,336	7%

Segment operating income (loss):
Cable Network Programming	$993	$846	17%	$2,891	$2,503	16%
Filmed Entertainment	289	272	6%	1,072	1,012	6%
Television	196	171	15%	576	493	17%
Direct Broadcast Satellite Television	(11)	40	* *	(8)	165	* *
Publishing	85	130	(35)%	376	458	(18)%
Other	(190)	(147)	29%	(587)	(437)	34%

Total Segment operating income	$1,362	$1,312	4%	$4,320	$4,194	3%

**	not meaningful

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

	For the three months ended March 31,		For the nine months ended March 31,
	2013	2012	2013	2012
	(in millions)
Total segment operating income	$1,362	$1,312	$4,320	$4,194
Impairment and restructuring charges	(56)	(27)	(273)	(154)
Equity earnings of affiliates	157	204	521	467
Interest expense, net	(276)	(258)	(809)	(773)
Interest income	32	26	100	91
Other, net	2,431	27	5,206	22

Income from continuing operations before income tax expense	$3,650	$1,284	$9,065	$3,847

Cable Network Programming (29% and 26% of the Company’s consolidated revenues in the first nine months of fiscal 2013 and 2012, respectively)

For the three and nine months ended March 31, 2013, revenues at the Cable Network Programming segment increased $407 million, or 17%, and $1,134 million, or 17%, respectively, as compared to the corresponding periods of fiscal 2012, primarily due to higher net affiliate and advertising revenues, partially offset by unfavorable foreign exchange fluctuations at FIC and STAR. The strengthening of the U.S. dollar against local currencies resulted in revenue decreases of approximately $47 million and $142 million for the three and nine months ended March 31, 2013, respectively, as compared to the corresponding periods of fiscal 2012.

Domestic net affiliate revenues increased 11% and 14% for the three and nine months ended March 31, 2013, respectively, as compared to the corresponding periods of fiscal 2012, primarily due to higher average rates per subscriber across most channels, additional subscribers due to the acquisition of an RSN in Ohio and the launch of Fox Sports San Diego. Domestic advertising revenue increased 2% and 6%, respectively, for the three and nine months ended March 31, 2013 as compared to the corresponding periods of fiscal 2012 primarily due to higher pricing and ratings at FX and the National Geographic Channels. The increases in advertising revenues for the three months ended March 31, 2013 were partially offset by decreased advertising revenues at Fox News due to lower volume and pricing due to the absence of the 2012 presidential primaries and lower advertising revenues at the RSNs due to fewer NBA games broadcast. The increase in advertising revenues for the nine months ended March 31, 2013 was due to higher pricing and ratings at FX and the National Geographic Channels and higher NBA and MLB advertising revenues at the RSNs. Advertising revenues lost due to the NHL lockout were more than offset by additional NBA broadcasts in the current period as the prior year period included the negative impact of the NBA lockout.

International net affiliate revenues increased 42% and 37%, respectively, for the three and nine months ended March 31, 2013, as compared to the corresponding periods of fiscal 2012, primarily due to the consolidation of Fox Sports Asia, the acquisition of EMM and subscriber growth in Latin America. Also contributing to the nine months ended March 31, 2013 was the consolidation of FPAS. For the three and nine months ended March 31, 2013, international advertising revenue increased 30% and 20%, respectively, as compared to the corresponding periods of fiscal 2012, primarily due to the consolidation of Fox Sports Asia and acquisition of EMM and growth in Asia and Latin America. Also contributing to increase in international advertising revenues for the nine months ended March 31, 2013 was the consolidation of FPAS. The higher advertising revenues in Asia was due to new contracts to broadcast cricket matches in India and the increase in Latin America was primarily due to higher pricing.

For the three and nine months ended March 31, 2013, operating income at the Cable Network Programming segment increased $147 million, or 17%, and $388 million, or 16%, respectively, as compared to the corresponding periods of fiscal 2012, primarily due to the revenue increases noted above, partially offset by expense increases of $260 million and $746 million, respectively, due to higher sports programming costs, the inclusion of expenses from Fox Sports Asia and EMM and higher entertainment programming and marketing costs at FX and the National Geographic Channels. Also contributing to increase in expenses for the nine months ended March 31, 2013 was the inclusion of expenses from the consolidation of FPAS. The increases in sports programming costs for the three and nine months ended March 31, 2013 were primarily due to the new cricket contracts in India partially offset by fewer NBA games broadcast. The decrease in NBA games was due to the expiration of the programming rights agreements for two teams and the impact of the NBA lockout during the prior year. The sports programming cost increase for the nine months ended March 31, 2013 also reflects mixed martial arts matches, U.S. college football games and higher NBA costs due to the NBA lockout in the prior year period, partially offset by reduced NHL costs resulting from the NHL lockout in the current period. The strengthening of the U.S. dollar against local currencies resulted in operating profit decreases of approximately $25 million and $66 million for the three and nine months ended March 31, 2013, respectively, as compared to the corresponding periods of fiscal 2012.

Filmed Entertainment (21% and 22% of the Company’s consolidated revenues in the first nine months of fiscal 2013 and 2012, respectively)

For the three and nine months ended March 31, 2013, revenues at the Filmed Entertainment segment increased $292 million, or 17%, and $263 million, or 5%, respectively, as compared to the corresponding periods of fiscal 2012, primarily due to higher worldwide theatrical revenues. Also contributing to the revenue increase for the nine months ended March 31, 2013 was higher digital distribution revenues from the licensing of the Company’s television content. The increases in revenues for the nine months ended March 31, 2013 were partially offset by decreased home entertainment revenues, lower television production revenues due to a decrease in the number of shows delivered internationally and lower licensing revenues from Avatar. The three and nine months ended March 31, 2013 included the worldwide theatrical and domestic home entertainment success of Life of Pi as compared to the corresponding fiscal 2012 periods which included the worldwide theatrical and home entertainment success of Alvin and the Chipmunks: Chipwrecked. The nine months ended March 31, 2013 also included the worldwide theatrical and home entertainment success of Ice Age: Continental Drift and Taken 2 as compared to the corresponding fiscal 2012 period which included the worldwide theatrical and home entertainment success of Rise of the Planet of the Apes and the home entertainment success of Rio and X-Men: First Class.

For the three and nine months ended March 31, 2013, the Filmed Entertainment segment’s operating income increased $17 million, or 6%, and $60 million, or 6%, respectively, primarily due to the revenue increases noted above and lower television production costs, partially offset by higher releasing costs, as well as higher amortization of film production and participation costs.

Television (14% of the Company’s consolidated revenues in the first nine months of fiscal 2013 and 2012)

For the three and nine months ended March 31, 2013, revenues at the Television segment increased $17 million and $65 million, respectively, as compared to the corresponding periods of fiscal 2012, primarily due to higher retransmission consent revenues partially offset by decreased advertising revenues resulting from lower primetime ratings. The decrease in advertising revenues for the nine months ended March 31, 2013 also reflected lower MLB revenues due to the broadcast of three fewer World Series games in the fall of 2012, the absence of the Emmy® Awards, which was broadcast on FOX in fiscal 2012, and the broadcast of the 2012 Summer Olympics on a different network. The advertising revenue decreases for the nine months ended March 31, 2013 were partially offset by higher political advertising revenues at the Company’s television stations due to the 2012 U.S. election.

For the three and nine months ended March 31, 2013, operating income at the Television Segment increased $25 million, or 15%, and $83 million, or 17%, respectively, as compared to the corresponding period of fiscal 2012, primarily due to the revenue increases noted above and lower programming costs.

Direct Broadcast Satellite Television (11% of the Company’s consolidated revenues in the first nine months of fiscal 2013 and 2012)

For the three and nine months ended March 31, 2013, revenues at the Direct Broadcast Satellite Television segment increased $377 million, or 41%, and $215 million, or 8%, respectively, as compared to the corresponding periods of fiscal 2012, primarily due to the inclusion of $410 million in revenues resulting from the consolidation of Sky Deutschland, partially offset by lower revenues at SKY Italia. During the three months ended March 31, 2013, the weakening of the U.S. dollar against the Euro resulted in an increase in revenues of approximately $6 million. During the nine months ended March 31, 2013, the strengthening of the U.S. dollar against the Euro resulted in a decrease in revenues of approximately $136 million.

During the third quarter of fiscal 2013, SKY Italia had a net decrease of approximately 51,000 subscribers, which reduced SKY Italia’s total subscriber base to 4.8 million at March 31, 2013, reflecting the continued challenging economic environment in Italy. The total churn for the three months ended March 31, 2013 was approximately 200,000 subscribers on an average subscriber base of 4.8 million, as compared to churn of approximately 200,000 subscribers on an average subscriber base of 5 million in the corresponding period of fiscal 2012. During the third quarter of fiscal 2013, Sky Deutschland had a net increase of approximately 42,000 subscribers, which increased Sky Deutschland’s subscriber base to 3.4 million at March 31, 2013. The total churn for the three months ended March 31, 2013 was approximately 95,000 on an average subscriber base of 3.4 million, as compared to churn of approximately 82,000 subscribers on an average subscriber base of 3 million in the corresponding period of fiscal 2012. Subscriber churn for the period represents the number of subscribers whose service was disconnected during the period.

SKY Italia’s average revenue per subscriber (“ARPU”) of approximately €42 in the three months ended March 31, 2013 was consistent with the corresponding period of fiscal 2012. Sky Deutschland’s ARPU of approximately €33 in the three months ended March 31, 2013 increased from approximately €32 in the corresponding period of fiscal 2012. ARPU is calculated by dividing total subscriber-related revenues, such as subscription and pay-per-view revenues, for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Average subscribers are calculated for the respective periods by adding the beginning and ending subscribers for the period and dividing by two.

SKY Italia’s subscriber acquisition costs per subscriber (“SAC”) of approximately €280 in the third quarter of fiscal 2013 decreased from approximately €410 in the corresponding period of fiscal 2012 primarily due to lower marketing costs on a per subscriber basis. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross subscribers added during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly to subscribers and the costs related to installation and acquisition advertising net of any upfront activation fee. SAC excludes the value of equipment capitalized under equipment lease programs, as well as payments and the value of returned equipment related to disconnected lease program subscribers from subscriber acquisition costs.

For the three and nine months ended March 31, 2013, operating results at the Direct Broadcast Satellite Television segment decreased $51 million and $173 million, respectively, as compared to the corresponding periods of fiscal 2012, primarily due to the consolidation of Sky Deutschland’s operating losses of approximately $25 million and the decrease in SKY Italia’s revenues noted above. During the three and nine months ended March 31, 2013, the change in foreign exchange rates between the U.S. dollar and the Euro did not have a material impact on operating results.

Publishing (23% and 25% of the Company’s consolidated revenues in the first nine months of fiscal 2013 and 2012, respectively)

For the three and nine months ended March 31, 2013, revenues at the Publishing segment decreased $87 million and $119 million, respectively, as compared to the corresponding periods of fiscal 2012, primarily due to lower newspaper advertising revenues principally reflecting the continued challenging economic environment in Australia. Also contributing to the revenue decline for the three months ended March 31, 2013 was lower advertising revenues at the integrated marketing services business resulting from lower rates from the in-store marketing products. The decreases in revenues were partially offset by higher revenues at the U.K. newspapers primarily due to the launch of the Sunday edition of The Sun in February 2012 and higher third party printing contract revenue and increased revenues at the book publishing business resulting from the inclusion of revenues from the acquisition of Thomas Nelson in July 2012. The strengthening of the U.S. dollar against local currencies resulted in revenue decreases of approximately $14 million and $5 million for the three and nine months ended March 31, 2013, respectively, as compared to the corresponding periods of fiscal 2012.

For the three and nine months ended March 31, 2013, operating income at the Publishing segment decreased $45 million, or 35%, and $82 million, or 18%, respectively, as compared to the corresponding periods of fiscal 2012, primarily due to the revenue decreases noted above, the inclusion of expenses from the acquisition of Thomas Nelson, increased production and commission costs at the integrated marketing services business and higher depreciation and amortization expense. The decreases in operating income were partially offset by cost saving initiatives.

Other (2% of the Company’s consolidated revenues in the first nine months of fiscal 2013 and 2012)

For the three and nine months ended March 31, 2013, revenues at the Other segment increased $130 million, or 87%, and $205 million, or 46%, respectively, as compared to the corresponding periods of fiscal 2012, primarily due to the consolidation of FOX SPORTS Australia and higher online advertising revenues at REA. Also contributing to the increase for the nine months ended March 31, 2013 were higher revenues at Amplify, partially offset by the absence of revenues from News Outdoor which was sold in fiscal 2012.

For the three and nine months ended March 31, 2013, operating losses at the Other segment increased $43 million, or 29%, and $150 million, or 34%, respectively, as compared to the corresponding periods of fiscal 2012, primarily due to the Separation costs and higher product development costs at Amplify partially offset by the revenue increases noted above. Also partially offsetting the increase in operating losses for the three months ended March 31, 2013 was lower legal and professional fees related to The News of the World investigations and litigation and costs for related civil settlements as compared to the corresponding period of fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has a five-year unused $2 billion revolving credit facility, which expires in May 2017, and has access to various film co-production alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of March 31, 2013, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television products.

The principal uses of cash that affect the Company’s liquidity position include the following: investments in the production and distribution of new feature films and television programs; the acquisition of and payments under programming rights for entertainment and sports programming; paper purchases; operational expenditures including employee costs; capital expenditures; interest expenses; income tax payments; investments in associated entities; dividends; acquisitions; debt repayments; and stock repurchases. In connection with the capitalization of New News Corporation, the Company is expected to make a cash contribution to New News Corporation resulting in New News Corporation having approximately $2.6 billion of cash on hand.

In addition to the acquisitions, sales and possible acquisitions disclosed elsewhere, the Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

Sources and Uses of Cash

Net cash provided by operating activities for the nine months ended March 31, 2013 and 2012 was as follows (in millions):

For the nine months ended March 31,	2013	2012
Net cash provided by operating activities	$2,763	$2,721

The increase in net cash provided by operating activities during the nine months ended March 31, 2013 as compared to the corresponding period of fiscal 2012 primarily reflects higher receipts at the Cable Network Programming segment due to higher affiliate receipts and higher advertising receipts at the Television segment. These increases were partially offset by lower advertising receipts at the Publishing segment and higher production spending at the Filmed Entertainment segment.

Net cash used in investing activities for the nine months ended March 31, 2013 and 2012 was as follows (in millions):

For the nine months ended March 31,	2013	2012
Net cash used in investing activities	$(1,384)	$(987)

The increase in net cash used in investing activities during the nine months ended March 31, 2013 as compared to the corresponding period of fiscal 2012 was primarily due to additional cash utilized for the Acquisitions and net equity investments.

Net cash used in financing activities for the nine months ended March 31, 2013 and 2012 was as follows (in millions):

For the nine months ended March 31,	2013	2012
Net cash used in financing activities	$(1,699)	$(3,562)

The decrease in net cash used in financing activities during the nine months ended March 31, 2013 as compared to the corresponding period of fiscal 2012 was primarily due to lower share repurchases in the current period and higher net borrowings.

The Company currently has approximately $3.6 billion remaining of the $10.0 billion stock repurchase program. The Company may repurchase shares within the remaining amount under the stock repurchase program within the next twelve months and expects to fund this through a combination of cash generated by operations and cash on hand.

Debt Instruments

The following table summarizes borrowings and repayment of borrowings for the nine months ended March 31, 2013 and 2012.

	For the nine months ended March 31,
	2013	2012
	(in millions)
Borrowings:
Notes due September 2022(a)	987	—
New revolving credit facility(b)	290	—

Total borrowings	$1,277	$—

Repayment of borrowings:
Notes due February 2013(a)	(273)	(32)
All other(c)	(716)	—

Total repayment of borrowings	$(989)	$(32)

(a)	See Note 9—Borrowings to the accompanying unaudited consolidated financial statements for further discussion.
(b)

In January 2013, Sky Deutschland, a majority owned subsidiary of the Company, entered into a credit agreement, with major financial institutions, that NAI and the Company have both guaranteed. The credit agreement provides a €300 million unsecured credit facility with a sub-limit of €75 million revolving credit facility available for cash drawdowns or the issuance of letters of credit and a maturity date of January 2018. Sky Deutschland may request that the maturity date be extended for one year. The significant terms of the agreement include limitations on liens and indebtedness. Fees under the credit agreement are based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current debt ratings of the Company, Sky Deutschland pays a facility fee of 0.125% and interest of Eurocurrency Rate plus 1.125%. As of March 31, 2013, €225 million (approximately $290 million) was outstanding under this credit agreement and €75 million available for either additional financing or letters of credit. The proceeds were used to pay off existing Sky Deutschland debt.

(c)

Debt acquired in the CMH and Sky Deutschland transactions. See Note 2—Acquisitions, Disposals and Other Transactions to the accompanying unaudited consolidated financial statements for further discussion.

Ratings of the Public Debt

The table below summarizes the Company’s credit ratings as of March 31, 2013.

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

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of March 31, 2013 and June 30, 2012 were $82,946 million and $63,644 million, respectively. The increase from June 30, 2012 was primarily due to the businesses acquired or consolidated during the nine months ended March 31, 2013, the renewal of rights for MLB and NASCAR and the issuance of 3.00% Senior Notes due 2022.

Guarantees

The Company also has certain contractual arrangements in relation to certain investees that would require the Company to make payments or provide funding if certain circumstances occur (“contingent guarantees”). The Company does not expect that these contingent guarantees will result in any material amounts being paid by the Company in the foreseeable future. The total contingent guarantees decreased 6% as of March 31, 2013 as compared to June 30, 2012 due to the acquisition of 50% of Fox Sports Asia that the Company did not own, partially offset by an additional guarantee issued to Hulu as noted below.

In October 2012, Hulu redeemed Providence Equity Partners’ equity interest for $200 million. In connection with the transaction, Hulu incurred a charge primarily related to employee equity-based compensation. Accordingly, the Company recorded approximately $60 million to reflect its share of the charge in the second quarter of fiscal 2013. The Company has guaranteed $115 million of Hulu’s $338 million five-year term loan which was used by Hulu, in part, to finance the transaction. The fair value of this guarantee was calculated using level 3 inputs and is included in the consolidated balance sheet in other liabilities. As of March 31, 2013 the Company owns 34% of Hulu and continues to account for its interest in Hulu as an equity method investment.

In April 2013, the Company sold its 10% investment in its joint venture formed with CME Group Inc. (“CME”). As a result of the transaction, the Company was released from its agreement to indemnify CME with respect to any payment of principal, premium and interest CME makes under its guarantee of the third-party debt issued by the joint venture.

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

As disclosed in the notes to the accompanying unaudited consolidated financial statements, U.K. and U.S. regulators and governmental authorities are conducting investigations relating to the U.K. Newspaper Matters. The Company is cooperating with these investigations.

The Company has admitted liability in many civil cases related to the phone hacking allegations and has settled many cases. The Company also announced a private compensation scheme under which parties could pursue claims against the Company. While additional civil lawsuits may be filed, no additional civil claims may be brought under the compensation scheme after April 8, 2013.

The Company is not able to predict the ultimate outcome or cost of the civil claims or criminal matters. At March 31, 2013, the Company has provided for its best estimate of the liability for the claims that have been filed. It is not possible to estimate the liability for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision for such matters.

In connection with the proposed separation, the Company and New News Corporation will agree in a separation and distribution agreement that the Company will indemnify New News Corporation for payments made after the distribution date arising out of civil claims and investigations relating to the U.K. Newspaper Matters as well as legal and professional fees and expenses paid in connection with the criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with New News Corporation. In addition, violations of law may result in criminal fines or penalties for which New News Corporation will not be indemnified by the Company. It is possible that these proceedings and any adverse resolution thereof, including any fines or other penalties associated with any plea, judgment or similar result could damage the Company’s reputation, impair its ability to conduct its business and adversely affect its results of operations and financial condition.

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

As a result of the fiscal 2012 annual impairment review performed, the Company recorded non-cash impairment charges of approximately $2.8 billion ($2.4 billion, net of tax) during the fiscal year ended June 30, 2012. The charges consisted of a write-down of goodwill of $1.5 billion and a write-down of indefinite-lived intangible assets of $1.3 billion. The Publishing and Other segments have reporting units with goodwill and intangible assets that continue to be at risk for future impairment. As of June 30, 2012, $3.7 billion of goodwill and intangible assets at these reporting units is at risk for future impairment because the fair values of the reporting units or indefinite-lived intangible assets exceeded their carrying values by less than 10%. The Company will continue to monitor its goodwill and intangible assets for possible future impairment.

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

Foreign Currency Exchange Rates

The Company conducts operations in four principal currencies: the U.S. dollar; the British pound sterling; the Euro; and the Australian dollar. These currencies operate as the functional currency for the Company’s U.S., U.K., European and Australian operations, respectively. Cash is managed centrally within each of the four regions with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, draw downs in the appropriate local currency are available from intercompany borrowings. Since earnings of the Company’s Australian, U.K. and European operations are expected to be reinvested in those businesses indefinitely, the Company does not hedge its investment in the net assets of those foreign operations.

At March 31, 2013, the Company’s outstanding financial instruments with foreign currency exchange rate risk consist of foreign currency forward contracts with a notional amount of approximately $1 billion and foreign denominated debt of $445 million. The aggregate fair value of the foreign denominated debt and foreign currency forward contracts at March 31, 2013 was $453 million. The potential change in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $145 million at March 31, 2013.

Interest Rates

The Company’s current financing arrangements and facilities include approximately $16,474 million of outstanding fixed-rate debt and the Credit Agreement, which carries variable interest. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. As of March 31, 2013, substantially all of the Company’s financial instruments with exposure to interest rate risk were denominated in U.S. dollars and had an aggregate fair value of approximately $19,939 million. The potential change in fair market value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $846 million at March 31, 2013.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity method affiliates and had an aggregate fair value of approximately $8,853 million as of March 31, 2013. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $7,968 million. Such a hypothetical decrease would result in a before tax decrease in comprehensive income of approximately $31 million, as any changes in fair value of the Company’s equity method affiliates are not recognized unless deemed other-than-temporary.

Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk at March 31, 2013 or June 30, 2012 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At March 31, 2013, the Company did not anticipate nonperformance by any of the counterparties.

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

(b) Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 17, 2013, the parties reached an agreement in principle to settle the Consolidated Action. Pursuant to the terms of that settlement, which is subject to the approval of the Delaware Court of Chancery after notice to the stockholders and a hearing, the parties agreed that the director defendants in the Consolidated Action would cause to be paid on their behalf the amount of $139 million to the Company, minus any attorneys’ fees and expenses awarded by the Court to the plaintiffs’ counsel. Such amount is to be paid from an escrow account created for the benefit of the director defendants pursuant to an agreement reached between the defendants and their directors’ and officers’ liability insurers for the payment of insurance proceeds, subject to a claims release. In addition to the payment to the Company, the settlement contemplates that the Company will build on corporate governance and compliance enhancements which the Company has implemented in the past year. These shall remain in effect at least through December 31, 2016, and would be applicable to both 21st Century Fox and New News Corporation. The Memorandum of Understanding related to the settlement has been filed with the Court. On May 3, 2013, the Stipulation of Settlement was filed with the Court. On May 6, 2013, the Court entered a Scheduling Order, which, among other things, set the settlement hearing for June 26, 2013, and approved the form of Notice of Pendency of Derivative Action, Proposed Settlement of Derivative Action, Settlement Hearing, and Right to Appear, which is being distributed to holders of the Company’s common stock in accordance with the Scheduling Order. In addition to requiring the approval of the Delaware Court of Chancery, the settlement will not become effective unless the Shields Litigation, the Iron Workers Litigation and the Stricklin Litigation (each as described below under the heading “Shareholder Litigation—Southern District of New York”) are also dismissed.

On May 30, 2012, a purported stockholder of the Company filed a class action lawsuit in the Delaware Court of Chancery on behalf of all non-U.S. stockholders of the Company’s Class B shares, captioned Första Ap-Fonden v. News Corporation, et al. The plaintiff alleges that, by temporarily suspending 50% of the voting rights of the Class B shares held by non-U.S. stockholders to remain in compliance with U.S. governing broadcast licenses (the “Suspension”), the Company and the Board violated the Company’s charter and the General Corporation Law of the State of Delaware (“DGCL”) and the directors breached their fiduciary duties, both in approving the Suspension and in failing to monitor the Company’s ownership by non-U.S. stockholders. The complaint named as defendants the Company and all directors of the Company at the time of the Suspension. The complaint sought a declaration that the defendants violated the Company’s charter and the DGCL, a declaration that the directors breached their fiduciary duties, a declaration that the Suspension is invalid and unenforceable, an injunction of the Suspension, damages, fees, and costs. On June 11, 2012, the defendants filed an opening brief in support of a motion to dismiss the complaint in its entirety. On August 2, 2012, the plaintiff filed a Verified Amended and Supplemented Class Action Complaint (the “Amended and Supplemented Complaint”). The Amended and Supplemented Complaint seeks a declaration that the defendants violated the Company’s charter and the DGCL, a declaration that the directors breached their fiduciary duties, a declaration that the Suspension is invalid and unenforceable, an injunction of the

Suspension, a declaration that non-U.S. stockholders of the Company’s Class B shares are entitled to vote all of their shares on the Proposed Separation Transaction, damages, fees, and costs. On August 28, 2012, the parties entered into a Memorandum of Understanding providing for an agreement in principle to settle the lawsuit. The Memorandum of Understanding, which was filed with the Court on September 5, 2012, provides in pertinent part: (i) within 5 business days after receiving Court approval, the Company will file a petition with the FCC requesting permission to comply with law governing broadcast licenses for any meeting of stockholders by (a) determining the number of shares held by foreign stockholders that are present at the meeting and that would be entitled to vote but for the Suspension, and (b) counting as votes cast all voted shares held by foreign stockholders, up to a total of 25% of the shares voted; (ii) the Company’s Audit Committee will determine on at least an annual basis the total number of voting shares held by non-U.S. citizens and will have the power to modify or eliminate any then-existing suspension; the Company will disclose this information in its annual proxy materials and (iii) the Company will not consent to amend, modify or terminate the Murdoch Family Interests agreement without prior approval of the Audit Committee, which in the case of any vote related to the Proposed Separation Transaction, must be unanimous. The settlement is subject to Court approval after notice to the stockholders and a hearing. The Stipulation of Settlement was filed with the Court on November 30, 2012. On December 10, 2012, the Court entered a Scheduling Order, which, among other things, set the settlement hearing for April 26, 2013, and approved the form of Notice of Pendency of Class Action, Proposed Settlement of Class Action, Settlement Hearing, and Right to Appear, which has been distributed to holders of the Company’s Class B Common Stock in accordance with the Scheduling Order. At a hearing held on April 26, 2013, the Court approved the settlement and dismissed the action with prejudice.

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

The Company’s management believes these shareholder claims are entirely without merit, and intends to vigorously defend these actions. The settlement of the Consolidated Action (described above under the heading “Shareholder Litigation—Delaware”) will not become effective unless the Shields Litigation, the Iron Workers Litigation and the Stricklin Litigation are also dismissed.

The News of the World Investigations and Litigation

U.K. and U.S. regulators and governmental authorities continue to conduct investigations initiated in 2011 with respect to the U.K. Newspaper Matters. The Company is cooperating with these investigations.

The Company has admitted liability in many civil cases related to the phone hacking allegations and has settled many cases. The Company also announced a private compensation scheme under which parties could pursue claims against the Company. While additional civil lawsuits may be filed, no additional civil claims may be brought under the compensation scheme after April 8, 2013.

The Company is not able to predict the ultimate outcome or cost of the civil claims or criminal matters. The Company has incurred legal and professional fees related to the U.K. Newspaper Matters and costs for civil settlements totaling approximately $42 million and $63 million during the three months ended March 31, 2013 and 2012, respectively, and $165 million and $167 million during the nine months ended March 31, 2013 and 2012, respectively. These costs are included in Selling, general and administrative expenses in the Company’s unaudited consolidated statements of operations. As of March 31, 2013, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred and has accrued approximately $60 million. It is not possible to estimate the liability for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision for such matters.

In connection with the proposed separation, the Company and New News Corporation will agree in a separation and distribution agreement that the Company will indemnify New News Corporation for payments made after the distribution date arising out of civil claims and investigations relating to the U.K. Newspaper Matters as well as legal and professional fees and expenses paid in connection with the criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with New News Corporation. In addition, violations of law may result in criminal fines or penalties for which New News Corporation will not be indemnified by the Company. It is possible that these proceedings and any adverse resolution thereof, including any fines or other penalties associated with any plea, judgment or similar result could damage the Company’s reputation, impair its ability to conduct its business and adversely affect its results of operations and financial condition.

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

Following an investigation, on April 11, 2012, the Department of Justice (the “DOJ”) filed an action in the U.S. District Court for the Southern District of New York against certain publishers, including HarperCollins, and Apple, Inc. The DOJ’s complaint alleges antitrust violations relating to defendants’ decisions to begin selling eBooks pursuant to an agency relationship. This case was assigned to Judge Cote. Simultaneously, the DOJ announced that it had reached a proposed settlement with three publishers, including HarperCollins, and filed a Proposed Final Judgment and related materials detailing that agreement. Among other things, the Proposed Final Judgment requires that HarperCollins terminate its agreements with certain eBook retailers and places certain restrictions on any agreements subsequently entered into with such retailers. Pursuant to the Antitrust Procedures and Penalties Act, the Proposed Final Judgment could not be entered by Judge Cote for at least sixty days while the DOJ received public comments. The public comment period ended on June 25, 2012. Pursuant to Judge Cote’s June 25, 2012 scheduling order, the DOJ’s motion for entry of the Proposed Final Judgment was fully briefed by August 22, 2012, and on September 5, 2012, Judge Cote granted the DOJ’s motion and entered the Final Judgment. A third party has filed a motion to intervene in the case for the purpose of appealing Judge Cote’s decision entering the Final Judgment to the United States Court of Appeals for the Second Circuit. On March 26, 2013, the United States Court of Appeals for the Second Circuit dismissed his appeal. Additional information about the Final Judgment can be found on the DOJ’s website.

Following an investigation, on April 11, 2012, 16 state Attorneys General led by Texas and Connecticut (the “AGs”) filed a similar action against certain publishers and Apple, Inc. in the Western District of Texas. On April 26, 2012, the AGs’ action was transferred to Judge Cote. On May 17, 2012, 33 AGs filed a second amended complaint. As a result of a memorandum of understanding agreed upon with the AGs for Texas and Connecticut, HarperCollins was not named as a defendant in this action. Pursuant to the terms of the memorandum of understanding, HarperCollins entered into a settlement agreement with the AGs for Texas, Connecticut and Ohio on June 11, 2012. By August 28, 2012, forty-nine states (all but Minnesota) and five U.S. territories had signed on to that settlement agreement. On August 29, 2012, the AGs simultaneously filed a complaint against HarperCollins and two other publishers, a motion for preliminary approval of that settlement agreement and a proposed distribution plan. On September 14, 2012, Judge Cote granted the AGs’ motion for preliminary approval of the settlement agreement and approved the AGs’ proposed distribution plan. Notice was subsequently sent to potential class members, and a fairness hearing was held on February 8, 2013, where Judge Cote granted final approval of the settlement. The settlement now is effective and the final judgment will bar consumers from states and territories covered by the settlement from participating in the class action.

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

The Company establishes an accrued liability for legal claims when the Company determines that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. Legal fees associated with litigation and similar proceedings that are not expected to provide a benefit in future periods are expensed as incurred. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could affect the Company’s results of operations and financial condition. For the contingencies disclosed above for which there is at least a reasonable possibility that a loss may be incurred, other than the accrual provided, the Company was unable to estimate the amount of loss or range of loss.

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

The Company is dependent upon the maintenance of affiliation agreements with third party owned television stations and there can be no assurance that these affiliation agreements will be renewed in the future on terms acceptable to the Company. The loss of a significant number of these affiliation arrangements could reduce the distribution of FOX and MyNetworkTV and adversely affect the Company’s ability to sell national advertising time. Similarly, the Company’s broadcast stations and cable networks maintain affiliation and carriage arrangements that enable them to reach a large percentage of cable and direct broadcast satellite households across the United States. The loss of a significant number of these arrangements or the loss of carriage on basic programming tiers could reduce the distribution of the Company’s broadcast stations and cable networks, which may adversely affect those networks’ revenues from subscriber fees and their ability to sell national and local advertising time.

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

The Company seeks to limit the threat of content piracy and direct broadcast satellite programming signal theft; however, policing unauthorized use of the Company’s products and services and related intellectual property is often difficult and the steps taken by the Company may not in every case prevent the infringement by unauthorized third parties. Developments in technology, including digital copying, file compressing and the growing penetration of high-bandwidth Internet connections, increase the threat of content piracy by making it easier to duplicate and widely distribute pirated material. In addition, developments in software or devices that circumvent encryption technology increase the threat of unauthorized use and distribution of direct broadcast satellite programming signals and the proliferation of user-generated content sites and live and stored video streaming sites, which deliver unauthorized copies of copyrighted content, including those emanating from other countries in various languages, may adversely impact the Company’s businesses. The Company has taken, and will continue to take, a variety of actions to combat piracy and signal theft, both individually and, in some instances, together with industry associations. However, protection of the Company’s intellectual property rights is dependent on the scope and duration of the Company’s rights as defined by applicable laws in the United States and abroad and the manner in which those laws are construed. If those laws are drafted or interpreted in ways that limit the extent or duration of the Company’s rights, or if existing laws are changed, the Company’s ability to generate revenue from intellectual property may decrease, or the cost of obtaining and maintaining rights may increase. There can be no assurance that the Company’s efforts to enforce its rights and protect its products, services and intellectual property will be successful in preventing content piracy or signal theft. Content piracy and signal theft present a threat to the Company’s revenues from products and services, including, but not limited to, films, television shows, cable and other programming and books.

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

U.S. Citizenship Requirements May Limit Common Stock Ownership and Voting Rights.

The Company owns broadcast station licensees in connection with its ownership and operation of U.S. television stations. Under U.S. law, no broadcast station licensee may be owned by a corporation if more than 25% of its stock is owned or voted by non-U.S. persons, their representatives, or by any other corporation organized under the laws of a foreign country. The Company’s Restated Certificate of Incorporation authorizes the Board of Directors to prevent, cure or mitigate the effect of stock ownership above the applicable foreign ownership threshold by taking any action including: refusing to permit any transfer of common stock to or ownership of common stock by a non-U.S. stockholder; voiding a transfer of common stock to a non-U.S. stockholder; suspending rights of stock ownership if held by a non-U.S. stockholder; or redeeming common stock held by a non-U.S. stockholder. In order to maintain compliance with U.S. law, as of April 2013, the suspension of voting rights of the Class B Common Stock held by non-U.S. stockholders was 40%. This suspension will remain in place for as long as the Company deems it necessary to maintain compliance with applicable U.S. law, and may be adjusted by the Audit Committee as it deems appropriate. The Company is not able to predict whether it will need to adjust the suspension or whether additional action pursuant to its Restated Certificate of Incorporation may be necessary. The FCC could review the Company’s compliance with applicable U.S. law in connection with its consideration of the Company’s renewal applications for licenses to operate the broadcast stations the Company owns.

We Face Investigations Regarding Allegations of Phone Hacking, Illegal Data Access, Inappropriate Payments to Public Officials and Other Related Matters and Related Civil Lawsuits.

U.K. and U.S. regulators and governmental authorities are conducting investigations relating to the “U.K. Newspaper Matters”. The Company is cooperating with these investigations.

The Company has admitted liability in many civil cases related to the phone hacking allegations and has settled many cases. The Company also announced a private compensation scheme under which parties could pursue claims against the Company. While additional civil lawsuits may be filed, no additional civil claims may be brought under the compensation scheme after April 8, 2013.

The Company is not able to predict the ultimate outcome or cost of the civil claims or criminal matters. In connection with the proposed separation, the Company and New News Corporation will agree in a separation and distribution agreement that the Company will indemnify New News Corporation for payments made after the distribution date arising out of civil claims and investigations relating to the U.K. Newspaper Matters as well as legal and professional fees and expenses paid in connection with the criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with New News Corporation. In addition, violations of law may result in criminal fines or penalties for which New News Corporation will not be indemnified by the Company. It is possible that these proceedings and any adverse resolution thereof, including any fines or other penalties associated with any plea, judgment or similar result could damage the Company’s reputation, impair its ability to conduct its business and adversely affect its results of operations and financial condition.

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

Risk factors of 21st Century Fox in connection with the Separation

If the Distribution, Together with Certain Related Transactions, Were Ultimately Determined to be Taxable Transactions for U.S. Federal Income Tax Purposes, then 21st Century Fox Could Be Subject to Significant Tax Liability.

The distribution is conditioned upon a private letter ruling from the IRS substantially to the effect that, among other things, the distribution of Class A Common Stock and Class B Common Stock of New News Corporation qualifies as tax-free under Sections 368 and 355 of the Internal Revenue Code of 1986, as amended (the “Code”) except for cash received in lieu of fractional shares of New News Corporation stock, as well as upon the Company receiving an opinion from the law firm of Hogan Lovells US LLP confirming the tax-free status of the distribution for U.S. federal income tax purposes, including confirming the satisfaction of the requirements under Section 368 and 355 of the Code not specifically addressed in the IRS private letter ruling. The opinion of Hogan Lovells US LLP will not be binding on the IRS or the courts, and there is no assurance that the IRS or a court will not take a contrary position.

The private letter ruling and the opinion will rely on certain facts and assumptions, and certain representations from us and New News Corporation regarding the past and future conduct of our respective businesses and other matters. Notwithstanding the receipt of the private letter ruling and the opinion, the IRS could determine on audit that the distribution or the internal transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated, or that the distribution or the internal transactions should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the distribution. If the distribution ultimately is determined to be taxable, the distribution could be treated as a taxable dividend or capital gain for U.S. federal income tax purposes, and U.S. stockholders and certain non-U.S. stockholders could incur significant U.S. federal income tax liabilities. In addition, if the internal reorganization and/or the distribution is ultimately determined to be taxable, 21st Century Fox would recognize gains on the internal reorganization and/or recognize gain in an amount equal to the excess of the fair market value of shares of the New News Corporation common stock distributed to our stockholders on the distribution date over our tax basis in such shares of our common stock.

21st Century Fox Could Be Liable for Income Taxes Owed by New News Corporation.

Each member of our consolidated group, which includes New News Corporation and each of our other subsidiaries, is jointly and severally liable for the U.S. federal income tax liability of each other member of the consolidated group. Consequently, 21st Century Fox or New News Corporation could be liable in the event any such liability is incurred, and not discharged, by any other member of our consolidated group. Under the terms of the tax sharing and indemnification agreement that we intend to enter into in connection with the distribution 21st Century Fox will be required to indemnify New News Corporation for any such liability. Disputes or assessments could arise during future audits by the IRS in amounts that we cannot quantify.

21st Century Fox Might Not Be Able to Engage in Desirable Strategic Transactions and Equity Issuances Following the Distribution Because of Certain Restrictions Relating to Requirements for Tax-Free Distributions for U.S. Federal Income Tax Purposes.

21st Century Fox’s ability to engage in significant strategic transactions and equity issuances may be limited or restricted after the distribution in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the distribution. Even if the distribution otherwise qualifies for tax-free treatment under Section 355 of the Code, it may result in corporate level taxable gain to us under Section 355(e) of the Code if 50% or more, by vote or value, of shares of our stock or New News Corporation’s stock are acquired or issued as part of a plan or series of related transactions that includes the distribution.

To preserve the tax-free treatment of the distribution and the internal transactions in connection with the distribution for U.S. federal income tax purposes, under the tax sharing and indemnification agreement that we will enter into with New News Corporation, 21st Century Fox will be prohibited from taking or failing to take certain actions that may prevent the distribution and related transactions from being tax-free for U.S. federal income tax purposes. Further, for the two-year period following the distribution, 21st Century Fox may be prohibited from:

•	approving or allowing any transaction that results in a change in ownership of more than a specified percentage of our common stock,

•	a merger,

•	a redemption of equity securities exceeding 20% of its outstanding capital stock,

•	a sale or other disposition of certain businesses or a specified percentage of our assets, or

•	an acquisition of a business or assets with equity securities to the extent one or more persons would acquire in excess of a specified percentage of our common stock

These restrictions may limit 21st Century Fox’s ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business.

The Separation and Distribution Agreement May Restrict 21st Century Fox From Acquiring or Owning Certain Types of Assets in the U.S.

The FCC has promulgated certain rules and regulations that limit the ownership of radio and television broadcast stations, television broadcast networks and newspapers (the “Broadcast Ownership Rules”). Under the FCC’s rules for determining ownership of the media assets described above, the Murdoch Family Trust’s ownership interest in both New News Corporation and 21st Century Fox following the distribution would generally result in each company’s businesses and assets being attributable to the Murdoch Family Trust for purposes of determining compliance with the Broadcast Ownership Rules. Consequently, 21st Century Fox’s future conduct, including the acquisition of any broadcast networks or stations, or any newspapers, in the same local markets in which New News Corporation owns or operates newspapers or has acquired television stations may affect New News Corporation’s ability to own and operate its newspapers or any television stations it acquires or otherwise comply with the Broadcast Ownership Rules. Therefore, we and New News Corporation will agree in the separation and distribution agreement that if 21st Century Fox acquires, after the separation, newspapers, radio or television broadcast stations or television broadcast networks in the U.S. and such acquisition would impede or be reasonably likely to impede New News Corporation’s business, then 21st Century Fox will be required to take certain actions, including divesting assets, in order to permit New News Corporation to hold its media interests and to comply with such rules. This agreement will effectively limit the activities or strategic business alternatives available to 21st Century Fox if such activities or strategic business alternatives implicate the Broadcast Ownership Rules and would impede or be reasonably likely to impede New News Corporation’s business.

The Indemnification Arrangements We Enter Into With New News Corporation in Connection With the Distribution May Require 21st Century Fox to Divert Cash to Satisfy Indemnification Obligations to New News Corporation.

Pursuant to the separation and distribution agreement and certain other related agreements, 21st Century Fox will agree to indemnify New News Corporation for certain liabilities and New News Corporation will agree to indemnify 21st Century Fox for certain liabilities. As a result, 21st Century Fox could be required, under certain circumstances, to indemnify New News Corporation against certain liabilities to the extent such liabilities result from an action we or our affiliates take or from any breach of our or our affiliates’ representations, covenants or obligations under the separation and distribution agreement, tax sharing and indemnification agreement or any other agreement we enter into in connection with the distribution.

After the Distribution, Certain of 21st Century Fox’s Directors and Officers May Have Actual or Potential Conflicts of Interest Because of Their Equity Ownership in New News Corporation, and Certain of New News Corporation’s Officers and Directors May Have Actual or Potential Conflicts of Interest Because They Also Serve as Officers and/or on the Board of Directors of 21st Century Fox.

Following the distribution, certain of 21st Century Fox’s directors and executive officers may own shares of New News Corporation’s common stock, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, following the distribution, certain of 21st Century Fox’s officers and directors will also serve as officers and/or as directors of New News Corporation, including K. Rupert Murdoch, who will serve as New News Corporation Executive Chairman and the Chairman and Chief Executive Officer of 21st Century Fox, and Gerson Zweifach, who will serve as New News Corporation’s General Counsel and as Senior Executive Vice President and Group General Counsel of 21st Century Fox. This ownership or service to both companies may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for 21st Century Fox and New News Corporation.

For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between New News Corporation and 21st Century Fox regarding the terms of the agreements governing the internal reorganization, the distribution and the relationship thereafter between the companies, including with respect to the indemnification of certain matters. In addition to any other arrangements that 21st Century Fox and New News Corporation may agree to implement, 21st Century Fox and New News Corporation will agree that officers and directors who serve at both companies will recuse themselves from decisions where conflicts arise due to their positions at both companies.

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

The remaining authorized amount under the Company’s stock repurchase program at March 31, 2013, excluding commissions, was approximately $3.6 billion.

The program may be extended, modified, suspended or discontinued at any time.

Below is a summary of the Company’s purchases of its Class A Common Stock during the three months ended March 31, 2013:

	Total Number of Shares Purchased	Average Price per Share	Total Cost of Purchase
	(in millions)
January	6,100,000	$26.07	$159
February	5,500,000	28.00	154
March	2,900,000	30.00	87

Total	14,500,000		$400

The Company did not purchase any of its Class B Common Stock during the three months ended March 31, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits.

10.1	Amendment No. 2 to the News Corporation 2005 Long-Term Incentive Plan.*

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2013 and 2012; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2013 and 2012; (iii) Consolidated Balance Sheets at March 31, 2013 (unaudited) and June 30, 2012 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 2013 and 2012; and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ David F. DeVoe
David F. DeVoe
Senior Executive Vice President and
Chief Financial Officer

Date:    May 10, 2013