Form 10-K
period 2013-06-30
TWENTY-FIRST CENTURY FOX, INC.
filed 2013-08-19
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-32352

TWENTY-FIRST CENTURY FOX, INC.

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

Large accelerated filer  ☒             Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of December 28, 2012, which was the last business day of the registrant’s most recently completed second fiscal quarter and prior to the Separation (as defined herein), the aggregate market value of the registrant’s Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $37,436,985,803, based upon the closing price of $24.61 per share as quoted on the NASDAQ Stock Market on that date, and the aggregate market value of the registrant’s Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $12,165,030,082 based upon the closing price of $25.28 per share as quoted on the NASDAQ Stock Market on that date.

As of August 8, 2013, 1,511,009,419 shares of Class A Common Stock and 798,520,953 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Twenty-First Century Fox, Inc. definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of Twenty-First Century Fox, Inc.’s fiscal year end.

PART I

ITEM 1.	BUSINESS

Background

Twenty-First Century Fox, Inc. (formerly known as News Corporation), a Delaware corporation, is a diversified global media and entertainment company with operations in the following five industry segments: (i) Cable Network Programming; (ii) Television; (iii) Filmed Entertainment; (iv) Direct Broadcast Satellite Television; and (v) Other, Corporate and Eliminations. The activities of Twenty-First Century Fox, Inc. are conducted principally in the United States, the United Kingdom, Continental Europe, Asia and Latin America. For financial information regarding Twenty-First Century Fox, Inc.’s segments and operations in geographic areas, see “Item 8. Financial Statements and Supplementary Data.” Unless otherwise indicated, references in this Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the “Annual Report”) to “we,” “us,” “our,” “21st Century Fox,” “Twenty-First Century Fox” or the “Company” means Twenty-First Century Fox, Inc. and its subsidiaries.

On June 28, 2013, the Company completed the separation of its business into two independent publicly traded companies (the “Separation”) by distributing to its stockholders shares of the new News Corporation (“News Corp”). The Company retained its interests in a global portfolio of cable, broadcast, film, pay-TV and satellite assets spanning six continents. News Corp holds the Company’s former businesses including newspapers, information services and integrated marketing services, digital real estate services, book publishing, digital education and sports programming and pay-TV distribution in Australia. The Company completed the Separation by distributing to its stockholders one share of News Corp Class A common stock for every four shares of the Company’s Class A common stock held on June 21, 2013, and one share of News Corp Class B common stock for every four shares of the Company’s Class B common stock held on June 21, 2013. The Company’s stockholders received cash in lieu of fractional shares. Following the Separation the Company does not beneficially own any shares of News Corp Class A common stock or News Corp Class B common stock. While the Separation was completed on June 28, 2013, this Annual Report on Form 10-K describes the Company giving effect to the Separation, except where stated otherwise. See “Item 1A. Risk Factors” for certain risk factors relating to the Separation.

In July 2011, the Company announced that it would close a publication of a News Corp subsidiary, The News of the World, after allegations of phone hacking and payments to public officials. The Company and News Corp are subject to ongoing investigations by U.K. and U.S. regulators and governmental authorities relating to phone hacking, illegal data access and inappropriate payments to officials at The News of the World and The Sun and related matters (the “U.K. Newspaper Matters”). In connection with the Separation, the Company and News Corp entered into a separation and distribution agreement (the “Separation and Distribution Agreement”) that provides that the Company will indemnify News Corp, on an after-tax basis, for payments made after the Separation arising out of civil claims and investigations relating to the U.K. Newspaper Matters, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp.

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

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30 in each year. Through its predecessor, the Company was incorporated in 1979 under the Company Act 1961 of South Australia,

Australia. At June 30, 2013, the Company had approximately 25,600 full-time employees. The Company’s principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036 and its telephone number is (212) 852-7000. The Company’s website is www.21cf.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, through the Company’s website as soon as reasonably practicable after the material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). Such reports may also be obtained without charge from the Company, and paper copies of any exhibits to such reports are also available for a reasonable fee per page charge to the requesting stockholder. Any materials that the Company filed with the SEC also may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

Special Note Regarding Forward-Looking Statements

This document and the documents incorporated by reference into this Annual Report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain statements that constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other factors is set forth under the heading “Item 1A. Risk Factors” in this Annual Report. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the Consolidated Financial Statements of 21st Century Fox and related notes set forth elsewhere in this Annual Report.

BUSINESS OVERVIEW

The Company is a diversified global media and entertainment company, which manages and reports its businesses in the five segments described below.

Cable Network Programming

The Company produces and licenses news, business news, sports, general entertainment and movie programming for distribution primarily through cable television systems, direct broadcast satellite operators and telecommunications companies in the United States and internationally.

FOX News. FOX News owns and operates the FOX News Channel, the top rated 24/7 all news national cable channel currently available in more than 97 million U.S. households according to Nielsen Media Research, as well as the FOX Business Network which is currently available in more than 74 million U.S. households.

FOX News also produces a weekend political commentary show, FOX News Sunday, for broadcast on local FOX television stations throughout the United States. FOX News, through its FOX News Edge service, licenses news feeds to FOX Affiliates and other subscribers to use as part of local news broadcasts throughout the United States and abroad. FOX News also produces and runs the websites, FOXNews.com and FOXBusiness.com, and owns and produces the national FOX News Radio Network, which licenses news updates and long form programs to local radio stations and to satellite radio providers.

FSN. Fox Sports Net, Inc. (“FSN, Inc.”) is the largest regional sports network (“RSN”) programmer in the United States, focusing on live professional and major collegiate home team sports events. FSN, Inc.’s sports programming business currently consists primarily of ownership interests in 15 RSNs, including SportsTime Ohio and a 49% ownership in the Yankees Entertainment and Sports Network (“YES Network”), each of which were acquired in December 2012, and numerous sub-regional feeds (the “FSN RSNs”) and National Sports Programming, which operates FSN (“FSN”), a national sports programming service. FSN is affiliated with an additional four RSNs that are not owned by FSN, Inc. (the “FSN Affiliated RSNs”). FSN provides the FSN RSNs and the FSN Affiliated RSNs with national sports programming, featuring original and licensed sports-related programming, as well as live and replay sporting events. In the aggregate, the FSN RSNs and the FSN Affiliated RSNs currently have approximately 83 million subscribers and have rights to telecast live games of 51 of 81 U.S. professional sports teams in Major League Baseball (“MLB”), the National Basketball Association and the National Hockey League; collegiate conferences; and numerous college and high school sports teams.

Fox Sports 1. In August 2013, the Company plans to launch Fox Sports 1, a multi-sport national cable network. In its inaugural year, Fox Sports 1 will feature over 650 live events, including college football and basketball, UEFA Champions League and other premier soccer, National Association of Stock Car Auto Racing (“NASCAR”), Ultimate Fighting Championship (“UFC”) and, beginning in 2014, regular and post-season MLB games. In addition, Fox Sports 1 will premiere a nightly multi-hour live national sports news show, Fox Sports Live, and original and documentary programming and daily studio programming, including Fox Football Daily and Crowd Goes Wild.

FX. Currently reaching close to 100 million U.S. households according to Nielsen Media Research, FX is a general entertainment network that telecasts a growing roster of original series, as well as acquired television series and motion pictures. FX’s lineup for the 2013-2014 season includes the critically acclaimed Sons of Anarchy, Justified, American Horror Story and The Americans, as well as the first season of The Bridge. Also included in the 2013-2014 season line-up are the comedies Archer, Louie, Wilfred and the continuing series Anger Management. FX televises syndicated series including Two and a Half Men and How I Met Your Mother and showcases the television premieres of theatrical motion pictures, which in 2013-2014 will include True Grit, X-Men: First Class and Captain America, among others. The Company also produces and distributes FX HD, a 24-hour national programming service produced and distributed in high definition.

FXX. In September 2013, the Company plans to launch FXX, a general entertainment channel aimed primarily at young adults. FXX’s introductory line-up will include the comedy series It’s Always Sunny in Philadelphia, The League, Totally Biased and the premiere season of the animated comedy Chozen. In addition, FXX will showcase the television premieres of an extensive slate of theatrical motion pictures including Bad Teacher, Hangover 2 and Rango, among others.

SPEED. SPEED is a 24-hour programming service consisting of motorsports programming. SPEED brings viewers season-long coverage of the NASCAR races, events and original programming (including exclusive coverage of the annual NASCAR Sprint All-Star Race and NASCAR Hall of Fame ceremonies), which in the U.S. will appear on Fox Sports 1 after its launch. In addition, SPEED delivers programming from other top racing series, such as Grand American Road Racing, The 24 Hours of Le Mans, World of Outlaws, AMA Pro Racing, AMA Supercross, Monster Jam, World Superbike and MotoGP, many of which instead will be featured on Fox Sports 1 and Fox Sports 2 in the United States after their respective launches. SPEED is distributed to subscribers in Canada and the Caribbean and by Foxtel in Australia. The Company also produces and distributes SPEED HD, a 24-hour national programming service produced and distributed in high definition.

FUEL TV. FUEL TV is a 24-hour programming service dedicated to thrill seeking sports, as well as high energy entertainment programming, and the lifestyle surrounding it. FUEL TV covers UFC, as well as both competitive and performance action in the arenas of surfing, BMX and freestyle motocross. Programming includes U.S. and international action sports events and competitions, as well as original series and specials about top athletes. In August 2013, FUEL TV will become Fox Sports 2, a multi-sports national cable network featuring live events from the UFC and NASCAR, along with rugby, Australian Football League, world-class soccer and motorsports programming.

Fox College Sports. Fox College Sports consists of three regionally-aligned networks, FCS Pacific, FCS Central and FCS Atlantic. Fox College Sports provides live and delayed collegiate events from the nation’s top collegiate conferences, coaches’ shows and collegiate highlight and magazine-format programming from the FSN RSNs across the country.

Fox Movie Channel/FXM. Fox Movie Channel splits its programming into two day parts. From 3AM to 3PM, the network is branded as FMC and airs films from the historic library of Twentieth Century Fox, uncut and commercial free. From 3PM to 3AM, the network is branded as FXM and utilizes FX’s roster of box office blockbuster modern day films with revenue generated from advertising. Also featured throughout both day parts are documentaries and original series that explore the moviemaking process from script to screen. During the 2013-2014 season, FXM will showcase the television premieres of the theatrical motion pictures Love and Other Drugs and Water For Elephants, among others.

Fox Soccer Channel. Fox Soccer Channel is an English-language programming service offering comprehensive coverage of world-class soccer. Top properties include the UEFA Champions League and UEFA Europa League, FA Cup, the CONCACAF Champions League and the CONCACAF Gold Cup, along with daily soccer news programs, magazine shows and in depth coverage on the world’s most popular sport, many of which instead will be featured on Fox Sports 1 and Fox Sports 2 after their respective launches.

Fox Soccer Plus. Launched in fiscal 2010, Fox Soccer Plus is a premium cable network showcasing nearly 700 exclusive live soccer and rugby competitions. Soccer events include matches from the UEFA Champions League and FA Cup. Rugby coverage includes matches from the Heineken Cup, Aviva Premiership and the National Rugby League.

Big Ten Network. The Company owns an approximate 51% interest in the Big Ten Network, a 24-hour national programming service dedicated to the collegiate Big Ten Conference and Big Ten athletics, academics and related programming, and Big Ten Network HD, a 24-hour national programming service produced and distributed in HD.

National Geographic U.S. The National Geographic Channels air non-fiction and documentary programming on such topics as natural history, adventure, science, exploration and culture. The Company holds an approximate 70% interest in NGC Network US LLC, which produces and distributes the National Geographic Channel, National Geographic Channel HD, Nat Geo Wild, Nat Geo Wild HD and Nat Geo Mundo in the United States, with NGT, LLC, a subsidiary of the National Geographic Society, holding the remaining interest. National Geographic Channel and National Geographic Channel HD currently reach more than 84 million households in the United States and Nat Geo Wild and Nat Geo Wild HD reach more than 57 million subscribers in the United States according to Nielsen Media Research.

Internet Distribution. The Company also distributes programming through its network-branded websites and applications and licenses programming for distribution through the websites and applications of cable television systems, direct broadcast satellite operators, telecommunications companies and online video distributors. The Company’s applications provide live and on-demand streaming of network-related programming, and currently include Big Ten Network’s application, BTN2Go, and the broadband network, SPEED2.

Fox International Channels (“FIC”). FIC operates, develops and distributes primarily factual, sports, lifestyle and general entertainment channels in various countries in Europe, Latin America, Africa and Asia, including the Fox Channel, Fox Life, FX, Utilisima (which is also distributed in the United States), Fox Crime, FOX Traveller, the Voyage Channel, Fox Sports, STAR World, STAR Movies (also known as Fox Movies Premium in certain countries) and Chinese language television programming targeted at Chinese-speaking audiences in Asia. These channels are distributed either in HD or in standard definition (“SD”) or in certain cases, in both HD and SD.

FIC owns a 52.2% interest in NGC Network International LLC and NGC Network Latin America LLC (collectively “NGC International”), with NGT, LLC holding a 26.8% interest and a subsidiary of BSkyB holding a 21% interest. NGC International produces and distributes the National Geographic Channel in various international markets. NGC International also produces and distributes the National Geographic Channel HD, the Nat Geo Adventure channel (in both HD and SD), the Nat Geo Wild channel (in both HD and SD) and the Nat Geo Music channel in international markets. The National Geographic Channel is currently shown in 48 languages and in approximately 171 countries internationally, including the United States.

FIC owns a 77.5% equity interest in LAPTV, a partnership that distributes 10 premium pay television channels (Moviecity Premieres HD, Moviecity Premieres, Moviecity Action HD, Moviecity Action, Moviecity Family HD, Moviecity Family, Moviecity Hollywood HD, Moviecity Hollywood, Moviecity Classics and Moviecity Mundo) and four basic television channels (The Film Zone HD, The Film Zone, Cinecanal and Cinecanal HD) in Latin America (excluding Brazil). Such channels primarily feature theatrical motion pictures of Twentieth Century Fox and three other studio partners dubbed in Spanish and/or in the English language with Spanish subtitles.

FIC owns a 50.1% equity interest in Elite Sports Limited, a company that owns and distributes Baby TV, a 24-hour channel dedicated to infants and toddlers under three years old. The Baby TV channel is currently shown in more than 100 countries, including the United States.

In November 2012, FIC acquired a controlling 51% ownership stake in Eredivisie Media & Marketing CV (“EMM”), a media company that holds the collective media and sponsorship rights of the Dutch Premier League. The remaining 49% of EMM is owned by the Dutch Premier League and the global TV production company Endemol.

FIC owns Fox Pan American Sports LLC, doing business as Fox Sports Latin America (“FSLA”), an international sports programming and production entity. FSLA owns and operates the Fox Sports networks in Latin America which are comprised of Spanish-language sports networks that are distributed to subscribers in Mexico and certain Caribbean and Central and South American countries, as well as Fox Sports Brazil, a Portuguese-language sports network specifically geared to the Brazilian audience. FSLA also owns 100% of Fox Deportes, a Spanish-language sports programming service distributed in the United States. Fox Deportes (formerly known as Fox Sports en Español), has more than 2,100 hours of live and exclusive programming, including exclusive coverage of premiere soccer matches (such as Copa Santander Libertadores and Copa Bridgestone Sudamericana) and MLB, including All-Star, NLCS and World Series games. Fox Deportes reaches more than 20 million cable and satellite households in the United States, of which almost 6 million are Hispanic.

FIC owns a 50% interest in Mundofox Broadcasting, LLC, a joint venture with RCN MF Holdings, Inc., a Latin American television network and production company. In August 2012, the joint venture launched Mundofox, a Spanish-language broadcast television network targeted at the U.S. Hispanic market. Mundofox features original news, original and syndicated entertainment programming and access to sporting events and programming.

FIC manages Channel [V] Thailand in which the Company owns a 49% interest. Channel [V] Thailand owns a Thai language music channel. FIC licenses its Channel [V] brand to a third party in Australia to operate a music channel.

FIC has a joint venture with CJ E&M (formerly CJ Media), a Korean media conglomerate for the distribution of the M channel, a 24-hour general entertainment channel featuring Korean content, such as original dramas, variety shows, reality and lifestyle programs.

In July 2012, FIC entered into a joint venture with TV Bank Corporation for the operation of the Japanese language pay-TV sports channel, Fox Sports. FIC owns a 60% interest in the joint venture.

STAR India. STAR India develops, produces and broadcasts 44 channels in seven languages, which are distributed primarily via satellite to local cable, internet protocol television (“IPTV”) and direct-to-home (“DTH”) operators for distribution throughout Asia, the United Kingdom, Continental Europe, North America and parts of Africa to their subscribers. STAR India’s primary sources of programming for its channels include original programming produced, commissioned or acquired by STAR India. STAR India also owns a Hindi film library comprised of approximately 1,273 titles, a South Indian languages film library comprised of approximately 2,572 titles, a Bengali film library comprised of approximately 267 titles, a Marathi film library comprised of approximately 158 titles, a Hindi television program library comprised of approximately 759 titles, a South Indian languages program library comprised of approximately 4,278 titles, a Bengali program library comprised of approximately 144 titles, a Marathi program library comprised of approximately 77 titles, an English program library comprised of approximately 262 titles and an English movie library comprised of approximately 720 titles. STAR India’s channels include the flagship Hindi general entertainment channels STAR Plus, Life OK and Channel V, the Hindi movie channels Star Gold and Movies OK, the English general entertainment channels Star World, FX and Fox Crime, the English movie channels Star Movies and Star Movies Action, the Bengali general entertainment channel STAR Jalsha, the Bengali movie channel Jalsha Movies, the Marathi general entertainment channel STAR Pravah and the South Indian languages general entertainment channels Asianet, Suvarna and Vijay TV.

In April 2012, STAR India acquired media rights to the BCCI Domestic and International Cricket Series in India for the period from 2012 to 2018.

In January 2009, the Company expanded into South India regional programming by acquiring a 63% controlling interest in Asianet Communications Limited (“Asianet Communications”), a joint venture with Jupiter Capital Private Limited (successor in interest to Asianet TV Holdings Private Limited) and White Water Mass Media Private Limited, which holds the Company’s stake in the Tamil language channel Vijay (through Vijay Television Private Limited). In June 2013, the Company acquired the 19% interest in Vijay Television Private Limited that it did not already own and, as a result, the Company owns 87% of Asianet Communications. In addition to the Vijay channel, Asianet Communications broadcasts and operates the Malayalam language channels Asianet and Asianet Plus and the Kannada language channel Suvarna.

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

Middle East. The Company has an approximate 19% interest in Rotana Holding FZ-LLC (“Rotana”), which operates a diversified film, television, audio, advertising and entertainment business across the Middle East and North Africa. The Company also has an approximate 36% interest in Moby Group Holdings Limited (“MGH”). MGH operates television, radio, production and other media businesses in Afghanistan and elsewhere in Central and South Asia.

Fox Sports Asia. In November 2012, the Company acquired the remaining 50% interest in ESPN STAR Sports, now operating as Fox Sports Asia, that it did not already own for approximately $220 million, net of cash acquired. Fox Sports Asia is the leading sports broadcaster in Asia and operates 27 channels in different languages.

Phoenix. The Company continues to own an approximate 12% interest in Phoenix Satellite Television Holdings Limited (“Phoenix”), a company listed on the Main Board of The Stock Exchange of Hong Kong Limited, after it sold an approximate 5% interest in Phoenix in March 2013 through a share placement. Phoenix owns and operates Chinese language general entertainment, movie and current affairs channels, all of which are targeted at Chinese audiences around the world and are primarily distributed on a free or an encrypted basis via pay television platforms in Asia and Europe and in the United States. Phoenix also operates a new media business which is listed on the New York Stock Exchange and an outdoor advertising business.

PT Visi Media Asia. The Company owns an approximate 6.7% interest in PT Visi Media Asia Tbk, a company which listed on the Indonesia Stock Exchange in November 2011. PT Visi Media Asia Tbk owns and operates television channels and an online news portal, all of which are targeted at audiences in Indonesia.

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

FX. FX faces competition from a number of basic cable and pay television programming services, such as USA, TNT, Spike TV, Home Box Office, Inc. (“HBO”) and Showtime Networks Inc. (“Showtime”), as well as free-to-air broadcast networks and Internet subscription and rental services that provide programming that targets the same viewing audience as FX. FX also faces competition from these programming services in the acquisition of distribution rights to movie and series programming.

National Geographic U.S. National Geographic Channel and Nat Geo Wild face competition for viewers and advertising from a number of basic cable and broadcast television channels, such as Discovery Channel, History Channel, Animal Planet, Travel Channel, Science Channel, H2, Military Channel, Biography and Tru TV, as well as free-to-air broadcast networks and sports, news and general entertainment networks which have acquired or produced competing programming.

International. Internationally, the Company’s cable businesses compete with various local and foreign television services providers and distribution networks for audiences, advertising, content acquisition and distribution platforms.

STAR India. In India, the pay television broadcasting industry has several participants, and STAR India’s entertainment channels compete with both pay and free-to-air channels since they are delivered by common cable, direct-to-home and IPTV. STAR India also competes in India to acquire Hindi and other Indian languages film and programming rights, and internationally for English film and programming rights.

Television

The Company is engaged in the operation of broadcast television stations and the broadcasting of network programming in the United States.

Fox Television Stations

Fox Television Stations, Inc. (“Fox Television Stations”) owns and operates 28 full power stations, including stations located in nine of the top ten largest designated market areas (“DMAs”). Fox Television Stations owns and operates duopolies in 10 DMAs, including the three largest DMAs, New York, Los Angeles and Chicago.

Of the 28 full power stations, 18 stations are affiliates of FOX (“FOX Affiliates”). For a description of the programming offered to FOX Affiliates, see “—FOX Broadcasting Company.” In addition, Fox Television Stations owns and operates 10 stations affiliated with Master Distribution Service, Inc. (“MyNetworkTV”).

The following table lists certain information about each of the television stations owned and operated by Fox Television Stations. Unless otherwise noted, all stations are FOX Affiliates.

Fox Television Stations

	DMA/Rank	Station		Digital Channel	Type	Percentage of U.S. Television Households Reached (1)
New York, NY	1	WNYW		44 (5)	UHF	6.5%
		WWOR	(2)	38 (9)	UHF
Los Angeles, CA	2	KTTV		11 (11)	VHF	4.9%
		KCOP	(2)	13 (13)	VHF
Chicago, IL	3	WFLD		31 (32)	UHF	3.1%
		WPWR	(2)	51 (50)	UHF
Philadelphia, PA	4	WTXF		42 (29)	UHF	2.6%
Dallas, TX	5	KDFW		35 (4)	UHF	2.3%
		KDFI	(2)	36 (27)	UHF
Boston, MA	7	WFXT		31 (25)	UHF	2.1%
Washington, DC	8	WTTG		36 (5)	UHF	2.1%
		WDCA	(2)	35 (20)	UHF
Atlanta, GA	9	WAGA		27 (5)	UHF	2.0%
Houston, TX	10	KRIV		26 (26)	UHF	1.9%
		KTXH	(2)	19 (20)	UHF
Detroit, MI	11	WJBK		7 (2)	VHF	1.6%
Phoenix, AZ	13	KSAZ		10 (10)	VHF	1.6%
		KUTP	(2)	26 (45)	UHF
Tampa, FL	14	WTVT		12 (13)	VHF	1.6%
Minneapolis, MN (3)	15	KMSP		9 (9)	VHF	1.5%
		WFTC	(2)	29 (29)	UHF
Orlando, FL	19	WOFL		22 (35)	UHF	1.3%
		WRBW	(2)	41 (65)	UHF
Charlotte, NC	25	WJZY	(4)	47 (46)	UHF	1.0%
		WMYT	(2)	39(55)	UHF
Austin, TX	45	KTBC		7 (7)	VHF	0.6%
Memphis, TN	49	WHBQ		13 (13)	VHF	0.6%
Gainesville, FL	163	WOGX		31 (51)	UHF	0.1%
TOTAL						37.4%

Source: Nielsen Media Research, January 2013

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
(3)

The Company also owns and operates full power station KFTC, Channel 26, Bemidji, MN as a satellite station of WFTC, Channel 29, Minneapolis, MN. Station KFTC is in addition to the 28 full power stations described in this section.

(4)	WJZY operated as an affiliate of The CW Television Network until June 30, 2013 at which time it was switched to FOX affiliation.

FOX Broadcasting Company (“FOX”)

FOX has 205 FOX Affiliates, including 18 stations owned and operated by the Company, which reach approximately 99% of all U.S. television households. In general, each week FOX regularly delivers to its affiliates 15 hours of prime-time programming and 90 minutes of late-night programming on Saturday. FOX’s prime-time programming features such series as New Girl, The Following, Raising Hope, The Simpsons, Bones, The Mindy Project and Glee and the upcoming return of the thriller 24; unscripted series such as American Idol, The X Factor and So You Think You Can Dance; and various specials. In addition, a significant component of FOX’s programming consists of sports programming, with FOX providing to its affiliates live coverage (including post-season) of the National Football Conference of the National Football League (the “NFL”) and MLB, as well as live coverage of the Sprint Cup Series of the NASCAR and college football, UFC and international soccer. FOX also airs a two-hour block of direct response programming on Saturday mornings provided by Worldlink Ventures (“Worldlink”), a media sales firm. FOX’s agreement with Worldlink extends through the 2014-2015 broadcast season.

FOX’s prime-time line-up is intended to appeal primarily to target audiences of 18 to 49-year old adults, the demographic group that advertisers seek to reach most often, with an emphasis on the difficult to reach 18 to 34-year old adult demographic coveted by advertisers. During the 2012-2013 traditional September to May broadcast season, FOX ranked first in prime-time programming among adults ages 18 to 34 and second in prime-time programming based on viewership of adults ages 18 to 49 (based on Live+7 ratings). This is the 11th consecutive year FOX has ranked first among adults ages 18 to 34 (2002-2003 to 2012-2013) and the 13th consecutive year FOX has ranked first among teens ages 12 to 17 (2000-2001 to 2012-2013). FOX has ranked first among adults ages 18 to 49 eight out of the past 10 years. The median age of the FOX viewer is 46 years, as compared to 49 years for NBC, 53 years for ABC and 55 years for CBS.

FOX obtains programming from major television studios and independent television production companies pursuant to license agreements. The terms of those agreements generally provide FOX with the right to broadcast a television series for a minimum of four seasons.

National sports programming is obtained through license agreements with professional or collegiate sports leagues or organizations. FOX’s current licenses with the NFL, MLB, college football conferences, NASCAR and UFC are secured by long-term agreements, including recent extensions of the NFL, MLB and NASCAR national rights.

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

FOX also distributes programming through its network-branded website and FoxNow application and licenses programming for distribution through the websites and applications of cable television systems, direct broadcast satellite operators, telecommunications companies and online video distributors.

MyNetworkTV

At the beginning of the 2009-2010 television season, MyNetworkTV transitioned to a new programming distribution service, Master Distribution Service, Inc., distributing two hours per night of original and off- network programming from Twentieth Television and other third party syndicators to its affiliates. As of June 30, 2013, MyNetworkTV had 177 affiliates, including 10 stations owned and operated by the Company, reaching approximately 96% of U.S. households.

Competition. The network television broadcasting business is highly competitive. FOX and MyNetworkTV compete with other broadcast networks, such as ABC, NBC, CBS and The CW Television Network, independent television stations, cable and DBS program services, as well as other media, including DVDs, Blu-rays, digital video recorders (“DVR”), video games, print and the Internet for audiences, programming and, in the case of FOX, advertising revenues. In addition, FOX and MyNetworkTV compete with other broadcast networks and other programming distribution services to secure affiliations or station agreements with independently owned television stations in markets across the United States. ABC, NBC and CBS each broadcasts a significantly greater number of hours of programming than FOX and, accordingly, may be able to designate or change time periods in which programming is to be broadcast with greater flexibility than FOX. In addition, future technological developments may affect competition within the television marketplace.

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

Feature Film Production and Distribution

One of the world’s largest producers and distributors of motion pictures, Twentieth Century Fox Film (“TCFF”) produces, acquires and distributes motion pictures throughout the world under a variety of arrangements. During fiscal 2013, TCFF placed 21 motion pictures in general release in the United States. The motion pictures of TCFF are produced and/or distributed by the following units of TCFF: Twentieth Century Fox and Fox 2000, which produce and acquire motion pictures for mainstream audiences; Fox Searchlight Pictures, which produces and acquires specialized motion pictures; and Twentieth Century Fox Animation, which produces feature length animated motion pictures. In addition, Fox International Productions, Inc. co-produces, co-finances and acquires local-language motion pictures intended for distribution outside the United States. The motion pictures produced and/or distributed by TCFF in the United States and international territories in fiscal 2013 included Ice Age: Continental Drift, Taken 2, Life of Pi, A Good Day to Die Hard and The Heat. TCFF has already released or currently plans to release approximately 23 motion pictures in the United States in fiscal 2014, including The Wolverine, Secret Life of Walter Mitty, Maze Runner, Rio 2, The Way Way Back and Grand Budapest Hotel.

Pursuant to an agreement with Monarchy Enterprises Holdings B.V. (“MEH”), the parent company of New Regency in which the Company has a 20% interest, and certain of MEH’s subsidiaries, TCFF distributes certain New Regency films and all films co-financed by TCFF and New Regency in all media worldwide, excluding a number of international territories with respect to television rights. Among its fiscal 2014 releases, TCFF currently expects to distribute three New Regency films.

In fiscal 2013, the Company entered into an arrangement to distribute new release animated motion pictures produced by DreamWorks Animation SKG, Inc. (“DWA”), as well as certain other library motion pictures and programming controlled by DWA, domestically and internationally in all media including theatrical, all home media formats and certain forms of television. Among TCFF's fiscal 2014 releases, TCFF currently expects to distribute three DWA films.

Motion picture companies, such as TCFF, typically seek to generate revenues from various distribution channels. TCFF derives its worldwide motion picture revenues primarily from four basic sources (set forth in general chronology of exploitation): (i) distribution of motion pictures for theatrical exhibition in the United States and Canada and markets outside of the United States and Canada (“international” markets); (ii) distribution of motion pictures in various home media formats, including digital distribution; (iii) distribution of motion pictures for exhibition on premium pay, subscription video-on-demand, pay-per-view and video-on-demand programming services; and (iv) distribution of motion pictures for exhibition on free television networks, other broadcast program services, independent television stations and basic cable programming services, including certain services which are affiliates of the Company. The Company does not always have rights in all media of exhibition to all motion pictures that it releases, and does not necessarily distribute a given motion picture in all of the foregoing media in all markets.

The Company believes that the pre-release marketing of a feature film is an integral part of its motion picture distribution strategy and generally begins marketing efforts three to six months in advance of a film’s release date in any given territory. The Company markets and distributes its films worldwide principally through its own distribution and marketing companies.

Through Twentieth Century Fox Home Entertainment LLC, the Company distributes motion pictures and other programming produced by units of TCFF, its affiliates and other producers in the United States, Canada and international markets in all home media formats, including the sale and rental of DVDs and Blu-rays. In fiscal 2013, the domestic home entertainment division released or re-released approximately 1,230 produced and acquired titles, including 23 new TCFF film releases, approximately 871 catalog titles and approximately 336 television and non-theatrical titles. In international markets, the Company distributed, produced and acquired titles both directly and through foreign distribution channels, with approximately 934 releases in fiscal 2013, including approximately 22 new TCFF film releases, approximately 663 catalog titles and approximately 249 television and non-theatrical releases. In fiscal 2013, the Company entered into an arrangement to distribute new release animated motion pictures produced by DWA as well as certain other catalog motion pictures and programming controlled by DWA. In fiscal 2013, the Company continued its worldwide home video distribution arrangement with Metro-Goldwyn-Mayer (“MGM”), releasing approximately 583 MGM home entertainment theatrical, catalog and television programs domestically and 611 internationally. The Company also continued its domestic home video distribution arrangements with Lions Gate (U.S. only) and Anchor Bay Entertainment, LLC (“Anchor Bay”) (U.S. and Canada), releasing approximately 1,604 Lions Gate home entertainment theatrical, catalog and television programs and approximately 683 Anchor Bay home entertainment theatrical, catalog and television programs. During fiscal 2013, the domestic home entertainment division released 403 Blu-ray titles, including 23 new TCFF film releases, 309 catalog titles and 71 television and non-theatrical releases. In international markets, the Company released 268 Blu-ray titles, including 22 new TCFF film releases and 246 catalog titles. The Company also distributed 185 Blu-ray titles from MGM domestically and 112 titles internationally, 298 Blu-ray titles from Lions Gate domestically, and 217 Blu-ray titles from Anchor Bay domestically.

Units of TCFF license motion pictures and other programs in the United States and international markets to various third party and certain affiliated subscription pay television, subscription video-on-demand, pay-per-view, video-on-demand and electronic sell-through services as well as to free television networks and basic cable programming services for distribution by means of various media, which may include direct broadcast satellite (“DBS”), cable television systems and the Internet. The license agreements reflecting the subscription pay television arrangements generally provide for a specified number of exhibitions of the program during a fixed term in exchange for a license fee that is based on a variety of factors, including the box office performance of each program and the number of subscribers to the service or system. Among third party license arrangements that units of TCFF have in place in the United States for subscription pay television exhibition of motion pictures is an exclusive license agreement with HBO, providing for the licensing of films initially released for theatrical exhibition. Units of TCFF also license programming to subscription video-on-demand services in the United States. Such licenses enable the consumer to view individual programming selected by the viewer for a subscription fee, typically on a monthly basis. The license agreements reflecting the pay-per-view and video-on-demand services generally provide for a license fee based on a percentage of the licensee’s gross receipts from the exhibition of the program, and in some cases, a guaranteed minimum fee. In addition, these agreements generally provide for a minimum number of scheduled pay-per-view exhibitions per program and for continuous video-on-demand availability of each program to consumers during a fixed period. Units of TCFF license motion pictures and other programs to third parties for distribution for electronic sell-through which enables consumers to acquire the right to retain such programs on a permanent basis. In international markets, units of TCFF license motion pictures and other programming to subscription pay television, subscription video-on-demand, pay-per-view, video-on-demand and electronic sell-through services operated by leading third parties, as well as to such services operated by various affiliated entities. In addition, units of TCFF license motion pictures in international markets for exhibition on free television networks, including basic cable programming services, both to independent third party broadcasters as well as to services operated by affiliated entities of the Company.

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

Television Programming, Production and Distribution

Twentieth Century Fox Television (“TCFTV”). During fiscal 2013, TCFTV produced television programs for FOX, FX Networks, LLC (“FX”), ABC Television Network (“ABC”), CBS Broadcasting, Inc. (“CBS”), NBC Television Network (“NBC”), Comedy Partners (“Comedy Central”), Showtime, Netflix and Independent Film Channel. TCFTV currently produces, or has orders to produce, episodes of the following television series: 24, American Dad, Bob’s Burgers, Bones, Dads, Enlisted, Family Guy, Gang Related, Glee, Murder Police, New Girl, Raising Hope, The Simpsons and Sleepy Hollow for FOX; Sons of Anarchy and American Horror Story for FX; Back in the Game, Last Man Standing, Mind Games and Modern Family for ABC; The Crazy Ones, Friends with Better Lives and How I Met Your Mother for CBS; Crisis for NBC; Homeland for Showtime; Brickleberry for Comedy Central; Salem for WGN America; Those Who Kill for A&E Network; Legends for Turner Network Television and Witches of East End for Lifetime. Generally, a television network or cable network will license a specified number of episodes for exhibition during the license period. All other distribution rights, including international and off-network syndication rights, are typically retained by TCFTV, utilized by other units of the Company or sold to third parties.

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

Twentieth Television. Twentieth Television licenses both television programming and feature films for domestic syndication to television stations and basic cable services in the United States. Twentieth Television distributes a program portfolio that includes the Company’s library of television and film assets, and first-run programming produced by its production companies for sales to local stations, including stations owned and operated by the Company, as well as to basic cable networks. First-run programs distributed by Twentieth Television include: the court shows Divorce Court and Judge Alex and the entertainment magazine program Dish Nation.

Twentieth Television derives revenue from off-network, theatrical and first-run program sales in the form of cash license fees paid by both broadcast and cable licensees, and from the sales of national advertising units retained by Twentieth Television in its programs. Twentieth Television licenses such shows as Modern Family, It’s Always Sunny in Philadelphia, Burn Notice, Family Guy, The Simpsons, Bones, How I Met Your Mother, The Cleveland Show, and Glee to cable and broadcast networks. Twentieth Television also sells national advertising on behalf of other third party syndicators.

Fox Television Studios (“FtvS”). FtvS is a program supplier to the major U.S. and international broadcast and cable networks. FtvS is currently producing the series Burn Notice, White Collar, Graceland and Sirens for USA Network, The Americans for FX, The Glades for A&E, The Killing for AMC, Maron for IFC and Light Flight for TNT.

Shine Limited (“Shine”). Shine is an international television production and distribution group with 26 production companies across 12 countries creating and exploiting scripted and non-scripted content in the global marketplace. Shine companies include award-winning genre specialists such as U.K.-based Kudos (drama), Dragonfly (factual), Princess Productions (entertainment and multi-genre) and Shine TV (factual and factual entertainment); U.S. producer Shine America (formerly Reveille); and Metronome Film & Television, the Nordic region’s largest production group. The group also includes Shine 360°, a group-wide global brand and commercial rights division, and Shine International, its dedicated international distribution arm. Shine International distributes a catalogue of more than 3,700 hours of broadcast content to more than 200 territories worldwide as of the end of fiscal 2013. Internationally distributed shows from the Shine group include MasterChef (now produced in 40 territories), The Biggest Loser, One Born Every Minute, Minute to Win It and the crime drama The Bridge, which was remade in fiscal 2013 in the U.S., the U.K. and France. Shine has established businesses in Germany, France, Australia, Spain and Portugal and has expanded into the children’s genre. Shine also has a digital and direct to consumer business through its social gaming producer Bossa Studios and its online original content producer, ChannelFlip Media.

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

Motion Picture and Television Library

The Company’s motion picture and television library (the “Fox Library”) consists of varying rights to several thousand previously released motion pictures and many well-known television programs. Motion pictures in the Fox Library include many successful and well-known titles, such as The Sound of Music, Mrs. Doubtfire, Home Alone, the Star Wars series, the X-Men series, Independence Day, The Day After Tomorrow, the Ice Age series, The Planet of the Apes series, Sideways, Walk the Line, The Devil Wears Prada, Little Miss Sunshine, the Night at the Museum series, the Alvin and the Chipmunks series, Slumdog Millionaire, Life of Pi and Taken, as well as five of the top 20 domestic box office grossing films of all time, which are Avatar, Titanic (together with Paramount Pictures Corporation), Star Wars Episode IV: A New Hope, Star Wars Episode I: The Phantom Menace and Star Wars Episode III: Revenge of the Sith.

The Fox Library contains varying rights to many television series and made-for-television motion pictures. The television programming in the Fox Library consists of such classic series as King of the Hill, Prison Break, Boston Legal, My Name is Earl, The Mary Tyler Moore Show, M*A*S*H, Hill Street Blues, Doogie Howser, M.D., L.A. Law, The Wonder Years, The Practice, Ally McBeal, Angel, Dharma & Greg, In Living Color, The X-Files, Buffy the Vampire Slayer, The Cleveland Show, Arrested Development, Futurama and NYPD Blue, as well as prior seasons of such current series as 24, The Simpsons, Bones, Family Guy, Glee, Modern Family, How I Met Your Mother, Sons of Anarchy and American Dad.

Direct Broadcast Satellite Television

The Company engages in the direct broadcast satellite business through its wholly-owned subsidiary, SKY Italia, and its majority-owned subsidiary, Sky Deutschland AG (“Sky Deutschland”). The Company also owns a significant equity interest in BSkyB, which is engaged in the DBS business (for a description of the business of BSkyB, please see discussion under heading “Equity Interests”).

SKY Italia

SKY Italia currently distributes more than 190 channels of basic, premium and pay-per-view programming services via satellite and broadband directly to subscribers in Italy. This programming includes exclusive rights to popular sporting events, newly-released movies and SKY Italia’s original programming, such as SKY TG 24, Italy’s first 24-hour news channel. As of June 30, 2013, SKY Italia had approximately 4.76 million subscribers.

Sky Deutschland

In January 2013, the Company increased to 55% its ownership in Sky Deutschland, the leading pay television operator in Germany and Austria. Sky Deutschland currently distributes more than 70 channels of basic, premium and pay-per-view programming services via satellite and cable to subscribers in Germany and Austria. Sky Deutschland also can be received via Teleclub in Switzerland. Sky Deutschland’s program offering includes current feature films, new series, children’s channels, documentaries and live sports, such as the German Bundesliga and UEFA Champions League. As of June 30, 2013, Sky Deutschland had approximately 3.45 million subscribers.

Competition. SKY Italia and Sky Deutschland compete with companies that offer video, audio, interactive programming, telephony, data and other information and entertainment services, including broadcasters of free-to-air television channels, broadband Internet providers, digital terrestrial transmission (“DTT”) services, wireless companies and companies that are developing new media technologies.

Other, Corporate and Eliminations

The Other, Corporate and Eliminations segment consists primarily of corporate eliminations and other businesses.

Equity Interests

BSkyB

The Company holds an approximate 39% interest in BSkyB. BSkyB’s ordinary shares are listed on the London Stock Exchange under the symbol “BSY”. BSkyB is the U.K.’s leading entertainment and communications provider, operating the most comprehensive multichannel, multi-platform pay television service in the U.K. and Ireland. BSkyB retails subscription television and communications services to residential and commercial premises in the UK and Ireland. In addition to the retail operations, BSkyB operates a number of other businesses including wholesaling its channel portfolio, selling advertising on its own and partner channels and the Sky betting and gaming business. In June 2010, the Company announced that it had proposed to the board of directors of BSkyB to make a cash offer of 700 pence per share for the BSkyB shares that the Company does not already own. Following the allegations regarding The News of the World, on July 13, 2011, the Company announced that it no longer intended to make an offer for the BSkyB shares that the Company does not already own. As a result of the July 2011 announcement, the Company paid BSkyB a breakup fee of approximately $63 million in accordance with a cooperation agreement between the parties.

YES Network

In December 2012, the Company acquired a 49% equity interest in YES Network, a RSN, for approximately $584 million and simultaneous with the closing of this transaction the Company paid approximately $250 million of upfront costs on behalf of YES Network. The YES Network delivers exclusive live local television coverage of New York Yankees baseball and Brooklyn Nets basketball, as well as other leading local and national sports-related programming. Starting in December 2015, the remaining partners can exercise a put option that would require the Company to acquire up to an additional 31% interest. If the put option is not exercised, the Company has a call option beginning in December 2016 that would allow the Company to acquire up to an additional 31% interest.

Hulu

The Company has an approximate 33% equity interest in Hulu, LLC (“Hulu”) which operates an online video service that offers video content from Fox, the other one-third partners in Hulu, NBCUniversal and The Walt Disney Company, as well as over 450 other third party content licensors. Hulu’s premium programming is available free of charge to viewers at Hulu.com and over 60 destination sites online, including AOL, IMDb, MSN, Myspace and Yahoo!. Additional premium programming is available on a monthly subscription basis at Hulu.com and through software applications on Internet-connected devices, including smart phones, tablets, gaming consoles and set-top boxes. In July 2013, the Company, NBCUniversal and The Walt Disney Company announced that they will maintain their respective ownership positions in Hulu and together provide a cash infusion of $750 million. As result, the Company invested an additional $125 million in Hulu and has committed to invest an additional $125 million in Hulu.

CMC-News Asia

The Company holds an approximate 47% interest in CMC-News Asia, a joint venture with China Media Capital, a media investment fund in China. CMC-News Asia develops general entertainment programming for broadcast on local Chinese channels. CMC-News Asia also broadcasts the Chinese language Xing Kong and Channel [V] China channels primarily in China on a free-to-air basis to local cable operators in southern China and three-star and above hotels and other approved organizations and institutions, and sells television, new media, home video and other rights to its extensive contemporary Chinese film library comprised of over 750 titles.

Bona Film Group

In fiscal 2012, the Company acquired a 17% interest in Bona Film Group, a film distributor in China listed on NASDAQ, for approximately $70 million in cash.

Other Investments

In fiscal 2013, the Company invested $70 million for a minority equity interest in Vice Holding Inc., a digital media company.

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

All cable television operators are required to carry certain government-operated channels. Retransmissions of foreign satellite channels, such as STAR India’s channels, are permitted, subject to licensing requirements and compliance with local applicable laws, including programming and advertisement codes. The Indian government requires that all film and media content, whether produced in India or abroad, be certified by the Central Board of Film Certification prior to exhibition in India and also places certain restrictions on advertising content. The Indian Broadcasting Foundation has issued Self Regulatory Guidelines that apply to the programming on non-news and current affairs channels.

Limits are imposed by the Indian government on the increase in the year-on-year prices payable by cable operators to broadcasters for all pay and free-to-air channels, including the Company’s channels. Further, in certain areas pay channels are required to be provided through conditional access systems where cable operators are required to provide such channels at a capped retail price, of which the broadcasters’ share is restricted to 45%. The wholesale and retail pricing tariffs are presently under review after intervention by the Indian courts. While there is no tariff regulation for DTH at the retail level, broadcasters are required to offer their channels to DTH platforms at 42% of the rates charged to analog cable operators pursuant to an interim order by the Supreme Court of India. Broadcasters are also required to provide their channels on non-discriminatory terms to all distributors if no carriage charges are being sought from broadcasters. In October 2011, an ordinance was issued in India mandating that cable networks switch from analog to digital systems. When enacted, the ordinance amended the Cable Television Act and new rules were issued. The Telecom Regulatory Authority of India (“TRAI”) issued rules that mandated that, among other things, basic service tiers comprised of free-to-air channels be compulsorily offered to consumers. When implemented, this new regime will replace the dispensation described above which capped in certain areas of India the retail prices and restricted broadcasters’ share to 45%. The first and second phases of this new regime have been implemented and replaced the dispensation regime in Kolkata, Chennai, Mumbai, Delhi and 38 cities. The final two phases for the rest of India are expected to be implemented by the end of calendar year 2014.

TRAI has also enacted regulations in May 2012 which would limit the amount of advertising time allowed on television channels. Such regulations have been challenged and the application of such regulations has been stayed by the Indian courts. TRAI has since issued new regulations in their place for limiting the amount of advertising time allowed on television channels which are proposed to take effect beginning October 1, 2013.

The Copyright laws in India were amended in June 2012 to provide, inter alia, for rights to receive royalties for authors of underlying work and to permit broadcasters to access content under a statutory license at royalty rates to be determined by the Copyright Board.

In September 2012, the government in India eased its limits on foreign investments in broadcasting carriage services including cable, teleport and DTH, which were each capped at 49% with a sublimit of 20% applying to direct investments in DTH. Under the new regime, foreign investments up to 49% may be made without government approval and foreign investments above 49% and up to 74% may be made with government approval.

Latin America. The Company broadcasts television programming throughout approximately 18 Latin American countries, as well as the Caribbean. Certain countries in which the Company operates have a regulatory framework for the satellite and cable television industry. These regulations vary in each country as does their impact on the Company’s business. In Argentina, the government has required pay TV operators to carry certain government operated channels, imposed restrictions on the ability to effectuate price increases on rates charged to pay TV operators, reduced by half the available advertising inventory on the channels and enforced regulations affecting the withholding tax on advertisers purchasing advertising inventory on international channels. The Company is working to minimize the impact of the reduction of advertising inventory and tax implications on advertisers. In addition, the government in Argentina has implemented certain measures in currency exchange controls which have caused significant impediments and limitations to any person or entity moving money out of the country resulting in exposure to currency devaluation. In Mexico, international programmers were granted a temporary injunction which allows them the right to transmit up to an average of 12 minutes per hour of advertising within a 24 hour period. This was previously limited by the regulatory agency to a strict six minutes per hour. In Brazil, a Media Law requires, among other things: (i) that, beginning September 2013, all channels distributed in the region contain at least three hours and thirty minutes per week, an increase from the previous requirement of two hours and twenty minutes per week, of Brazilian content during prime time hours, half of which must be produced by a Brazilian independent producer; (ii) registration of all channels, programmers, local content and advertisements; (iii) website disclosure of programming and advertising content to ensure compliance with tax and other regulations; and (iv) mediation of local agency requirements and taxation on all advertising that is contracted abroad. While such tax shall primarily be paid by advertisers, programmers are ultimately responsible for the tax payment, and failure by advertisers to pay the required tax could subject programmers to fines or penalties. Compliance with the Media Law increases the cost of doing business in the form of production/acquisition costs as well as third party administrative and legal expenses.

Europe. The sectors in which the Company operates in Europe are subject to both general competition laws and sector specific regulation. The regulatory regime applicable to the electronic communications and broadcasting sectors is, to a large extent, based on European Union (“EU”) law comprised in various EU directives that require EU member states to adopt national legislation to give effect to the directives’ objectives, while leaving the precise manner and form of the national legislation to the discretion of each member state. The Electronic Communications Directives regulate the provision of communication services, including networks and transmission services that are involved in the broadcasting of television services as well as the provisions of services and facilities associated with the operation of digital television platforms. The AudioVisual Media Services Directive sets out the basic principles for the regulation of television broadcasting activity, including broadcasting licensing, advertising and content regulation and imposes production and investment quotas, obligations to transmit European content for at least 50% of the day and limitations on advertising time. Each European country also has the right to adopt more strict rules.

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

In March 2010, the FCC delivered its national Broadband Plan to Congress, which reviews the nation’s broadband Internet infrastructure and recommends a number of initiatives to spur broadband deployment and use. In order to free up more spectrum for wireless broadband services, the Broadband Plan proposes to make spectrum available, including 120 megahertz of broadcast spectrum, by incentivizing current private-sector spectrum holders to return some of their spectrum to the government by 2015 through such initiatives as voluntary “incentive” spectrum auctions (with current licensees permitted to share in the auction proceeds) and

“repacking” of channel assignments to increase efficient spectrum usage. If voluntary measures fail to yield the amount of spectrum the FCC deems necessary for wireless broadband deployment, the Broadband Plan proposes various mandates to reclaim spectrum, such as forced channel sharing. In response to the Broadband Plan, Congress passed legislation in February 2012 authorizing the FCC to conduct voluntary auctions of television broadcast station spectrum. Stations that continue their operations may have to change channels once the FCC “repacks” broadcast spectrum. The legislation requires the FCC to assist stations in retaining their current coverage areas, provides that no stations will be forced into the VHF band and establishes a fund to reimburse broadcasters for reasonable channel relocation expenses. The broadcast industry is exploring additional uses for currently allocated spectrum. In April 2010, Fox Television Stations and eleven other major broadcast station group owners formed Mobile Content Venture (“MCV”), a joint venture to develop a new national mobile content service utilizing the stations’ digital broadcast spectrum. MCV launched DyleTM mobile television service in 35 markets at the end of 2012. It is expected that FCC auctions and repacking will involve multiple rulemaking proceedings and may take several years to complete. It is not possible to predict the timing or outcome of implementation of the Broadband Plan, FCC spectrum auctions and repacking, or their effect on the Company.

On February 4, 2008, the FCC issued an order that concluded the quadrennial review of its broadcast ownership regulations required by the 1996 Telecom Act (the “February 2008 Order”). The FCC decided there should be no changes to its multiple ownership rules relating to the ownership of more than one television station in the same market. Those rules (i) permit the ownership of two television stations with overlapping coverage areas if the stations are in separate DMAs; and (ii) permit the ownership of two stations in the same DMA if their coverage areas do not overlap or if eight independently owned full power television stations will remain in the DMA after the stations that had been independently owned become commonly owned, and one of the merged stations is not among the top four-ranked stations in the market, based on audience share. The FCC modified its rule prohibiting common ownership of a broadcast station and a newspaper in the same market to allow such combinations in certain situations. The February 2008 Order was appealed by several parties, including the Company. On July 7, 2011, the United States Court of Appeals for the Third Circuit affirmed the FCC’s decision to retain its multiple ownership rules and vacated and remanded the revision to the newspaper/broadcast cross-ownership rule on the grounds the FCC failed to comply with procedural notice and comment requirements. On December 22, 2011, the FCC commenced the next quadrennial review, in which it proposed minor modifications to its ownership regulations. The proposed modifications are not likely to affect the impact of the FCC ownership rules on the Company’s ownership of media properties. The Company has filed comments in the current proceeding, which is pending.

Fox Television Stations is in compliance with the rules governing ownership of multiple stations in the same market and with the national station ownership cap established by Congress. Fox Television Stations owns two television stations in the New York DMA. By virtue of its common ownership with News Corp due to the Murdoch Family Trust’s ownership interest in both News Corp and the Company, Fox Television Stations also retains an attributable interest in The New York Post, a daily newspaper in the New York DMA. On October 6, 2006, the FCC reaffirmed the Company’s permanent waiver of the newspaper/broadcast cross-ownership rule, which allows the common ownership of the Post and WNYW(TV), and granted a two-year temporary waiver of the rule to continue to allow the common ownership of the Post and WWOR-TV (the “October 2006 Order”). The Company has asked the FCC to extend the permanent waiver to WWOR-TV. The temporary waiver remains in effect pursuant to FCC precedent pending FCC action on this request. Parties opposed to the October 2006 Order filed a petition for reconsideration with the FCC, which was denied on May 22, 2009. Other opponents of the October 2006 Order have asked the FCC to reconsider its May 22, 2009 decision and have filed an opposition to the Company’s request for a permanent waiver. It is not possible to predict the timing or outcome of the FCC’s action on this request for reconsideration or its effect on the Company.

In addition, as a result of these rules, the Company’s future conduct, including the acquisition of any broadcast networks, or stations or any newspapers, in the same local markets in which News Corp owns or operates newspapers or has acquired television stations, may affect News Corp’s ability to own and operate its newspapers or any television stations it acquires or otherwise comply with the rules. Therefore, the Company and News Corp agreed in the Separation and Distribution Agreement that if the Company acquires, after the Separation, newspapers, radio or television broadcast stations or television broadcast networks in the U.S. and such acquisition would impede or be reasonably likely to impede News Corp’s business, then the Company will be required to take certain actions, including divesting assets, in order to permit News Corp to hold its media interests and to comply with such rules.

Under the Communications Act, no broadcast station licensees may be owned by a corporation if more than 25% of the corporation’s stock is owned or voted by non-U.S. persons, their representatives, or by any other corporation organized under the laws of a foreign country. The Company owns broadcast station licensees in connection with its ownership and operation of U.S. television stations. On April 18, 2012, the Company announced that it had suspended 50% of the voting rights of the Class B Common Stock held by non-U.S. stockholders in order to maintain compliance with U.S. law. As of April 2013, the suspension of voting rights of shares of Class B Common Stock held by non-U.S. stockholders was 40%. This suspension will remain in place for as long as the Company deems it necessary to maintain compliance with the Act. The FCC could review the Company’s compliance with the Act in connection with its consideration of Fox Television Stations’ license renewal applications.

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

On March 15, 2006, the FCC determined that the 2002 and 2003 Billboard Music Awards programs, both live broadcasts on FOX, violated the prohibitions against indecent and profane broadcasts because they contained isolated uses of the forbidden expletives (the “March 15 Order”). However, since these broadcasts preceded the FCC’s March 2004 policy, no forfeiture or other penalty was imposed. Nonetheless, in April 2006, Fox Television Stations appealed the March 15 Order to the Second Circuit Court of Appeals (the “Second Circuit”). On June 4, 2007, the Second Circuit granted Fox’s appeal, vacating the March 15 Order as well as the FCC’s new policy on “fleeting expletives” in its entirety on the grounds that both were arbitrary and capricious. The United States obtained review by the U.S. Supreme Court, which reversed the Second Circuit’s decision and remanded the case back to the Second Circuit for consideration of the constitutional issues that had been raised before but not yet decided by that court. On June 13, 2010, the Second Circuit vacated the March 15 Order and the FCC’s indecency policy underlying it on the grounds that the policy is unconstitutionally vague and violates the First Amendment. On June 21, 2012, the Supreme Court decided that the FCC failed to give FOX fair notice that the isolated use of expletives could violate the indecency prohibition and therefore the Commission’s standards as applied to the broadcasts in question were unconstitutionally vague. The Court vacated the violations for the Billboard Music Awards broadcasts and reversed the Second Circuit’s decision on the constitutionality of the FCC’s underlying indecency policy. On April 1, 2013, the FCC announced it had reduced the backlog of pending indecency complaints and would focus its enforcement on “egregious” cases. The FCC also sought public comment on whether its indecency policies should be altered in light of the Supreme Court’s decision. It is not possible to predict the outcome of the FCC’s inquiry or how it will enforce its indecency rules in the future.

On February 22, 2008, the FCC issued an order imposing forfeitures of $7,000 each on 13 FOX Affiliates, including five stations owned and operated by the Company, on the grounds that an April 7, 2003 episode of the program Married by America violated the prohibition against indecent broadcasts. On April 4, 2008, the United States commenced an action in federal district court in the District of Columbia against the five Company-owned stations to collect the forfeitures imposed by the FCC. In 2012, the government voluntarily dismissed this collection action. The Company subsequently petitioned the FCC to vacate the forfeitures against the Company and other FOX stations that had been found to have violated the indecency prohibition. The petition remains pending and it is not possible to predict the timing or outcome of FCC action.

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

The FCC continues to enforce strictly its regulations concerning political advertising, children’s television, environmental concerns, equal employment opportunity, technical operating matters and antenna tower maintenance. FCC rules require the closed captioning of almost all broadcast and cable programming. A federal law enacted in late 2010 requires affiliates of the four largest broadcast networks in the 25 largest markets to carry 50 hours of prime time or children’s programming per calendar quarter with video descriptions, i.e., a verbal description of key visual elements inserted into natural pauses in the audio and broadcast over a separate audio channel. Cable and satellite operators with 50,000 or more subscribers must do the same on each of the top five non-broadcast networks they carry. Compliance has been required since July 1, 2012 and applies to FOX affiliates in the Top 25 markets. Fox News Channel, which is among the top five non-broadcast networks, falls within the statutory exemption for “live or near-live” programming. The same statute requires programming that was captioned on television to retain captions when distributed via Internet Protocol apps or services. Although not required by FCC regulation, the Company has committed to provide program ratings information for its broadcast network programming for use in conjunction with V Chip technology, which blocks the display of television programming based on its rating. The Company has also agreed to make this ratings information available for all full-length entertainment programs that stream on websites the Company controls. FCC regulations governing network affiliation agreements mandate that television broadcast station licensees retain the right to reject or refuse network programming in certain circumstances or to substitute programming that the licensee reasonably believes to be of greater local or national importance. Violation of FCC regulations can result in substantial monetary forfeitures, periodic reporting conditions, short-term license renewals and, in egregious cases, denial of license renewal or revocation of license.

Filmed Entertainment

United States. TCFF is subject to the provisions of so-called “trade practice laws” in effect in 25 states relating to theatrical distribution of motion pictures. These laws substantially restrict the licensing of motion pictures unless theater owners are first invited to attend a screening of the motion pictures and, in certain instances, also prohibit payment of advances and guarantees to motion picture distributors by exhibitors. Further, pursuant to various consent judgments, TCFF and certain other motion picture companies are subject to certain restrictions on their trade practices in the United States, including a requirement to offer motion pictures for exhibition to theaters on a theater-by-theater basis and, in some cases, a prohibition against the ownership of theaters.

Other International Regulation. In countries outside of the United States, there are a variety of existing or contemplated governmental laws and regulations that may affect the ability of TCFF to distribute and/or license its motion picture and television products to cinema, television or in-home media, including copyright laws and regulations that may or may not be adequate to protect its interests, cinema screen quotas, television quotas, contract term limitations, discriminatory taxes and other discriminatory treatment of U.S. products. The ability of countries to deny market access or refuse national treatment to products originating outside their territories is regulated under various international agreements, including the World Trade Organization’s General Agreement on Tariffs and Trade and General Agreement on Trade and Services; however, these agreements have limited application with respect to preventing the denial of market access to audio-visual products originating outside the European Union.

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

Federal regulators’ interest in issues of privacy, cybersecurity and data security has been steadily increasing. On February 23, 2012, the Administration issued a white paper on consumer data privacy that includes a Consumer Privacy Bill of Rights. The Administration is convening multi-stakeholder processes to implement the Bill of Rights through industry codes of conduct that would be enforceable by the Federal Trade Commission (“FTC”) and State Attorneys General. The Administration also announced it would work with Congress to implement these rights through legislation. On March 26, 2012, the FTC released a report on consumer privacy, which sets forth a detailed privacy framework and urges industry to accelerate the pace of adoption of self-regulatory measures, including more widespread adoption of a Do-Not-Track browser mechanism. The report also recommends that Congress consider baseline privacy legislation incorporating the principles articulated in the framework. A number of privacy and data security bills have been introduced in both Houses of Congress that address the collection, maintenance and use of personal information, web browsing and geolocation data, data security and breach notification requirements, and cybersecurity. Several Congressional hearings have examined privacy implications for online, offline and mobile data. Some state legislatures have already adopted legislation that regulates how businesses operate on the Internet, including measures relating to privacy, data security and data breaches. The industry released a set of self-regulatory online behavioral advertising principles in 2009, which have been implemented by web publishers, online advertisers and online advertising networks. In November 2011, these principles were extended to the use of online consumer data for purposes other than advertising. It is unclear whether these and other industry self-regulatory efforts alone will address the concerns expressed by some federal and state officials about the collection of anonymous data online or via mobile applications to serve targeted content and advertising. It is not possible to predict whether proposed privacy and data security legislation will be enacted or to determine what effect such legislation might have on the Company’s business.

Foreign governments are raising similar privacy and data security concerns. In particular, the EU has proposed a new privacy regulation (the “EU Regulation”) that would replace the current Data Protection Directive, would tighten regulation of the collection, use and security of online data and would continue to restrict the trans-border flow of data. European industry has implemented a self-regulatory regime for online behavioral advertising that is largely consistent with the U.S. self-regulatory framework. The proposed EU Regulation will not be effective for at least two or three years and may undergo many changes before it is adopted. It is unclear how the final EU Regulation would affect the Company’s business.

The Company monitors pending legislation and regulatory initiatives to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments.

Intellectual Property

The Company’s intellectual property assets include: copyrights in motion pictures, television programming, books, publications, websites and technologies; trademarks in names, logos and characters; domain names; patents or patent applications for inventions related to its products, business methods and/or services; and licenses of intellectual property rights of various kinds. The Company derives value from these assets through the theatrical release of films and the production, distribution and/or licensing of its films and television programming to domestic and international television and cable networks, pay television services, pay-per-view, video-on-demand services and DTH satellite services, operation of websites, and through the sale of products, such as DVDs, Blu-rays, books and publications, among others.

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

The Company derives substantial revenues from the sale of advertising on or in its television stations, broadcast and cable networks and direct broadcast satellite services. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. Demand for the Company’s products is also a factor in determining advertising rates. For example, ratings points for the Company’s television stations and broadcast and cable networks are factors that are weighed when determining advertising rates, and with respect to the Company’s television stations and broadcast and television networks, when determining the affiliate rates received by the Company. In addition, newer technologies, including new video formats, streaming and downloading capabilities via the Internet, video-on-demand, personal video recorders and other devices and technologies are increasing the number of media and entertainment choices available to audiences. Some of these devices and technologies allow users to view television or motion pictures from a remote location or on a time-delayed basis and provide users the ability to fast-forward, rewind, pause and skip programming and advertisements. These technological developments which are increasing the number of media and entertainment choices available to audiences could negatively impact not only consumer demand for our content and services but also could affect the attractiveness of the Company’s offerings to viewers, advertisers and/or distributors. Failure to effectively anticipate or adapt to emerging technologies or changes in consumer behavior could have an adverse effect on our business. Further, a decrease in advertising expenditures or reduced demand for the Company’s offerings can lead to a reduction in pricing and advertising spending, which could have an adverse effect on the Company’s businesses and assets.

Global Economic Conditions May Have a Continuing Adverse Effect on the Company’s Business.

The United States and global economies have undergone a period of economic uncertainty, which caused, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending and lower consumer net worth. The resulting pressure on the labor and retail markets and the downturn in consumer confidence weakened the economic climate in certain markets in which the Company does business and has had and may continue to have an adverse effect on the Company’s business, results of operations, financial condition and liquidity. A continued decline in these economic conditions could further impact the Company’s business, reduce the Company’s advertising and other revenues and negatively impact the performance of its motion pictures and home entertainment releases, television operations and other consumer products. In addition, these conditions could also impair the ability of those with whom the Company does business to satisfy their obligations to the Company. As a result, the Company’s results of operations may be adversely affected. Although the Company believes that its operating cash flow and current access to capital and credit markets, including the Company’s existing credit facility, will give it the ability to meet its financial needs for the foreseeable future, there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair the Company’s liquidity or increase its cost of borrowing.

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

The Company Could Suffer Losses Due to Asset Impairment Charges for Goodwill, Intangible Assets and Programming.

In accordance with applicable generally accepted accounting principles, the Company performs an annual impairment assessment of its recorded goodwill and indefinite-lived intangible assets, including FCC licenses, during the fourth quarter of each fiscal year. The Company also continually evaluates whether current factors or indicators, such as the prevailing conditions in the capital markets, require the performance of an interim impairment assessment of those assets, as well as other investments and other long-lived assets. Any significant shortfall, now or in the future, in advertising revenue and/or the expected popularity of the programming for which the Company has acquired rights could lead to a downward revision in the fair value of certain reporting units, particularly those in the Television and Cable Network Programming segments. A downward revision in the fair value of a reporting unit, indefinite-lived intangible assets, investments or long-lived assets could result in an impairment and a non-cash charge would be required. Any such charge could be material to the Company’s reported net earnings.

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

Content piracy and signal theft present a threat to the Company’s revenues from products and services, including, but not limited to, films, television shows, cable and other programming. The Company seeks to limit the threat of content piracy and direct broadcast satellite programming signal theft; however, policing unauthorized use of the Company’s products and services and related intellectual property is often difficult and the steps taken by the Company may not in every case prevent the infringement by unauthorized third parties. Developments in technology, including digital copying, file compressing and the growing penetration of high-bandwidth Internet connections, increase the threat of content piracy by making it easier to duplicate and widely distribute high-quality pirated material. In addition, developments in software or devices that circumvent encryption technology and the falling prices of devices incorporating such technologies increase the threat of unauthorized use and distribution of direct broadcast satellite programming signals and the proliferation of user-generated content sites and live and stored video streaming sites, which deliver unauthorized copies of copyrighted content, including those emanating from other countries in various languages, may adversely impact the Company’s businesses. The proliferation of unauthorized distribution and use of the Company’s content could have an adverse effect on the Company’s businesses and profitability because it reduces the revenue that the Company could potentially receive from the legitimate sale and distribution of its products and services.

The Company has taken, and will continue to take, a variety of actions to combat piracy and signal theft, both individually and, in some instances, together with industry associations. However, protection of the Company’s intellectual property rights is dependent on the scope and duration of the Company’s rights as defined by applicable laws in the United States and abroad and the manner in which those laws are construed. If those laws are drafted or interpreted in ways that limit the extent or duration of the Company’s rights, or if existing laws are changed, the Company’s ability to generate revenue from intellectual property may decrease, or the cost of obtaining and enforcing our rights may increase. There can be no assurance that the Company’s efforts to enforce its rights and protect its products, services and intellectual property will be successful in preventing content piracy or signal theft. Further, while piracy and technology tools continue to escalate, if any U.S. or international laws intended to combat piracy and protect intellectual property are repealed or weakened or not adequately enforced, or if the legal system fails to evolve and adapt to new technologies that facilitate piracy, we may be unable to effectively protect our rights and the value of our intellectual property may be negatively impacted and our costs of enforcing our rights could increase.

The Company Must Respond to Changes in Consumer Behavior as a Result of New Technologies in Order to Remain Competitive.

Technology, particularly digital technology used in the entertainment industry, continues to evolve rapidly, leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume digital content. Content owners are increasingly delivering their content directly to consumers over the Internet, often without charge, and innovations in distribution platforms have enabled consumers to view such Internet-delivered content on televisions and portable devices. There is a risk that the Company’s responses to these changes and strategies to remain competitive, including distribution of its content on a “pay” basis, may not be adopted by consumers. In addition, enhanced Internet capabilities and other new media may reduce television viewership, the demand for DVDs and Blu-rays and the desire to see motion pictures in theaters, which could negatively affect the Company’s revenues. The Company’s failure to protect and exploit the value of its content, while responding to and developing new technology and business models to take advantage of advancements in technology and the latest consumer preferences, could have a significant adverse effect on the Company’s businesses, asset values and results of operations.

Labor Disputes May Have an Adverse Effect on the Company’s Business.

In a variety of the Company’s businesses, the Company and its partners engage the services of writers, directors, actors and other talent, trade employees and others who are subject to collective bargaining agreements, including employees of the Company’s film and television studio operations. If the Company or its partners are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, as well as higher costs in connection with these collective bargaining agreements or a significant labor dispute, could have an adverse effect on the Company’s business by causing delays in production or by reducing profit margins.

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

The Company and News Corp Face Investigations Regarding Allegations of Phone Hacking, Illegal Data Access, Inappropriate Payments to Public Officials and Other Related Matters and Related Civil Lawsuits.

U.S. regulators and governmental authorities are conducting investigations relating to the U.K. Newspaper Matters. The Company is cooperating with these investigations. It is not possible at this time to estimate the liability, if any, of the Company relating to these investigations.

In connection with the Separation, the Company and News Corp agreed in the Separation and Distribution Agreement that the Company will indemnify News Corp, on an after-tax basis, for payments made after the Separation arising out of civil claims and investigations relating to the U.K. Newspaper Matters, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp (the “Indemnity”). As of June 30, 2013, the Company recognized approximately $40 million related to the fair value of amounts accrued by News Corp as of the date of the Separation which are expected to be covered by the indemnity and has provided an additional $110 million for the fair value of expected future payments to be made under the Indemnity. If additional information becomes available and as payments are made, the Company will update the liability provision for the Indemnity.

It is possible that these proceedings and any adverse resolution thereof, including any fines or other penalties associated with any plea, judgment or similar result could damage the Company’s reputation, impair its ability to conduct its business and adversely affect its results of operations and financial condition.

Risks Related to the Separation

If the Separation, Together with Certain Related Transactions, Were Ultimately Determined to be Taxable Transactions for U.S. Federal Income Tax Purposes, then We Could Be Subject to Significant Tax Liability.

The Company received (i) a private letter ruling from the IRS substantially to the effect that, among other things, the distribution of Class A Common Stock and Class B Common Stock of News Corp qualifies as tax-free under Sections 368 and 355 of the Internal Revenue Code of 1986, as amended (the “Code”) except for cash received in lieu of fractional shares of News Corp stock and (ii) an opinion from the law firm of Hogan Lovells US LLP confirming the tax-free status of the distribution for U.S. federal income tax purposes, including confirming the satisfaction of the requirements under Section 368 and 355 of the Code not specifically addressed in the IRS private letter ruling. The opinion of Hogan Lovells US LLP will not be binding on the IRS or the courts, and there is no assurance that the IRS or a court will not take a contrary position.

The private letter ruling and the opinion rely on certain facts and assumptions, and certain representations from the Company and News Corp regarding the past and future conduct of our respective businesses and other matters. Notwithstanding the receipt of the private letter ruling and the opinion, the IRS could determine on audit that the distribution or the internal transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated, or that the distribution or the internal transactions should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the distribution. If the distribution ultimately is determined to be taxable, the distribution could be treated as a taxable dividend or capital gain for U.S. federal income tax purposes, and U.S. stockholders and certain non-U.S. stockholders could incur significant U.S. federal income tax liabilities. In addition, if the internal reorganization and/or the distribution is ultimately determined to be taxable, the Company would recognize gains on the internal reorganization and/or recognize gain in an amount equal to the excess of the fair market value of shares of the News Corp common stock distributed to our stockholders on the distribution date over our tax basis in such shares of our common stock.

We Could Be Liable for Income Taxes Owed by News Corp.

Each member of our consolidated group, which until June 28, 2013 included News Corp and each of our other subsidiaries, is jointly and severally liable for the U.S. federal income tax liability of each other member of the consolidated group. Consequently, we could be liable in the event any such liability is incurred, and not discharged, by any other member of our consolidated group. Under the terms of the tax sharing and indemnification agreement that we entered into in connection with the Separation, we will be required to indemnify News Corp for any such liability. Disputes or assessments could arise during future audits by the IRS in amounts that we cannot quantify.

We Might Not Be Able to Engage in Desirable Strategic Transactions and Equity Issuances Because of Certain Restrictions Relating to Requirements for Tax-Free Distributions for U.S. Federal Income Tax Purposes.

Our ability to engage in significant strategic transactions and equity issuances may be limited or restricted in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the distribution. Even if the distribution otherwise qualifies for tax-free treatment under Section 355 of the Code, it may result in corporate level taxable gain to us under Section 355(e) of the Code if 50% or more, by vote or value, of shares of our stock or News Corp’s stock are acquired or issued as part of a plan or series of related transactions that includes the distribution.

To preserve the tax-free treatment of the distribution and the internal transactions in connection with the distribution for U.S. federal income tax purposes, under the tax sharing and indemnification agreement that we entered into with News Corp, we will be prohibited from taking or failing to take certain actions that may prevent the distribution and related transactions from being tax-free for U.S. federal income tax purposes. Further, for the two-year period following the distribution, we may be prohibited from:

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

These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business.

The Separation and Distribution Agreement May Restrict Us From Acquiring or Owning Certain Types of Assets in the U.S.

The FCC has promulgated certain rules and regulations that limit the ownership of radio and television broadcast stations, television broadcast networks and newspapers (the “Broadcast Ownership Rules”). Under the FCC’s rules for determining ownership of the media assets described above, the Murdoch Family Trust’s ownership interest in both News Corp and the Company following the Separation would generally result in each company’s businesses and assets being attributable to the Murdoch Family Trust for purposes of determining compliance with the Broadcast Ownership Rules. Consequently, our future conduct, including the acquisition of any broadcast networks, or stations or any newspapers, in the same local markets in which News Corp owns or operates newspapers or has acquired television stations, may affect News Corp’s ability to own and operate its newspapers or any television stations it acquires or otherwise comply with the Broadcast Ownership Rules. Therefore, we and News Corp agreed in the Separation and Distribution Agreement that if the Company acquires, after the Separation, newspapers, radio or television broadcast stations or television broadcast networks in the U.S. and such acquisition would impede or be reasonably likely to impede News Corp’s business, then the Company will be required to take certain actions, including divesting assets, in order to permit News Corp to hold its media interests and to comply with such rules. This agreement will effectively limit the activities or strategic business alternatives available to us if such activities or strategic business alternatives implicate the Broadcast Ownership Rules and would impede or be reasonably likely to impede News Corp’s business.

The Indemnification Arrangements We Entered Into With News Corp in Connection With the Separation May Require Us to Divert Cash to Satisfy Indemnification Obligations to News Corp.

Pursuant to the Separation and Distribution Agreement and certain other related agreements, the Company agreed to indemnify News Corp for certain liabilities and News Corp agreed to indemnify the Company for certain liabilities. As a result, we could be required, under certain circumstances, to indemnify News Corp against certain liabilities to the extent such liabilities result from an action we or our affiliates take or from any breach of our or our affiliates’ representations, covenants or obligations under the Separation and Distribution Agreement, tax sharing and indemnification agreement or any other agreement entered into in connection with the Separation.

After the Separation, Certain of Our Directors and Officers May Have Actual or Potential Conflicts of Interest Because of Their Equity Ownership in News Corp, and Certain of Our Officers and Directors May Have Actual or Potential Conflicts of Interest Because They Also Serve as Officers and/or on the Board of Directors of News Corp.

Following the Separation, certain of our directors and executive officers own shares of News Corp’s common stock, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, following the Separation, certain of our officers and directors also serve as officers and/or as directors of News Corp, including our Chairman and Chief Executive Officer K. Rupert Murdoch, who serves as News Corp Executive Chairman, and our Group General Counsel Gerson Zweifach, who serves as News Corp’s General Counsel. This ownership or service to both companies may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for News Corp and us.

For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between News Corp and us regarding the terms of the agreements governing the internal reorganization, the distribution and the relationship thereafter between the companies, including with respect to the indemnification of certain matters. In addition to any other arrangements that the Company and News Corp may agree to implement, the Company and News Corp agreed that officers and directors who serve at both companies will recuse themselves from decisions where conflicts arise due to their positions at both companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company owns and leases various real properties in North America, South America, Europe, Australia and Asia that are utilized in the conduct of its businesses. Each of these properties is considered to be in good condition, adequate for its purpose and suitably utilized according to the individual nature and requirements of the relevant operations. The Company’s policy is to improve and replace property as considered appropriate to meet the needs of the individual operation.

North America

The Company’s principal real properties in North America are the following:

(a)	The Fox Studios Lot, in Los Angeles, California, owned by the Company, containing sound stages, production facilities, administrative, technical and dressing room structures, screening theaters and machinery, equipment facilities and four restaurants;

(b)	The leased office space at Fox Plaza, located adjacent to the Fox Studios Lot and the leased office and production facility of Shine America in Los Angeles, California;

(c)	The leased and owned U.S. headquarters of the Company, located in New York, New York which includes home offices for Fox News and Fox Television Stations and various other operations;

(d)	The leased office and production facilities of Blue Sky Studios in Greenwich, Connecticut;

(e)	The leased offices of FSN, Inc. at various locations for studio sports broadcasting;

(f)	The leased and owned facilities of Fox Television Stations at various locations; and

(g)	The leased sports broadcasting and production facility of FIC in Mexico City, Mexico.

South America

The Company’s principal real properties in South America are the following:

(a)	The owned broadcasting and transmission facility of FIC in Buenos Aires, Argentina; and

(b)	The leased sports broadcasting and production facility of FIC in Rio de Janeiro, Brazil.

Europe

The Company’s principal real properties in Europe are the following:

(a)	The leased office and theater space of TCFF in London, England;

(b)	The leased office and production facilities of Shine at two locations in London, England, one location in Copenhagen, Denmark and one location in Stockholm, Sweden;

(c)	The leased office space and television production and broadcasting studios of SKY Italia in Rome, Italy;

(d)	The leased corporate offices and television production and broadcasting studios of SKY Italia in Milan, Italy; and

(e)	The leased office and production facility of Sky Deutschland headquarters in Unterföhring, Germany.

Australia and Asia

The Company’s principal real properties in Australia and Asia are the following:

(a)	The leased Fox Studios Australia Lot in Sydney, Australia, containing sound stages, production facilities and administrative, technical, dressing room and personnel support services structures;

(b)	The leased premises in Hong Kong and other Asian cities used by FIC for its television broadcasting and programming operations; and

(c)	The leased and owned premises in Mumbai, India used by STAR India for its corporate office and programming operations.

ITEM 3.	LEGAL PROCEEDINGS

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

On July 15, 2011, another purported stockholder of the Company filed a derivative action captioned Massachusetts Laborers’ Pension & Annuity Funds v. Murdoch, et al., in the Delaware Court of Chancery (the “Mass. Laborers Litigation”). The complaint names as defendants the directors of the Company and the Company as a nominal defendant. The plaintiffs’ claims are substantially similar to those raised by the Amended Complaint in the Consolidated Action. Specifically, the plaintiff alleged that the directors of the Company have breached their fiduciary duties by, among other things, approving the Shine Transaction and for failing to exercise proper oversight in connection with the NoW Matter. The plaintiff also brought a breach of fiduciary duty claim against Rupert Murdoch as “controlling shareholder,” and a waste claim against the directors of the Company. The action sought damages, injunctive relief, fees and costs. On July 25, 2011, the plaintiffs in the Consolidated Action requested that the court consolidate the Mass. Laborers Litigation into the Consolidated Action. On August 24, 2011, the Mass. Laborers Litigation was consolidated with the Consolidated Action.

On September 29, 2011, the plaintiffs filed a Verified Second Amended Consolidated Shareholder Derivative and Class Action Complaint (“Second Amended Complaint”). In the Second Amended Complaint, the plaintiffs removed their claims involving the possible addition of Elisabeth Murdoch to the Company’s Board, added factual allegations to support their remaining claims and added a claim seeking to enjoin a buyback of Common B shares to the extent it would result in a change of control. The Second Amended Complaint sought declaratory relief, an injunction preventing the buyback of Class B shares, damages, pre- and post-judgment interest, fees and costs.

The defendants filed a motion to dismiss the Second Amended Complaint. The hearing on the defendants’ fully-briefed motion to dismiss was postponed to allow further briefing by plaintiffs after the Cohen Litigation, which is defined and described below, was consolidated with the Consolidated Action.

On March 2, 2012, another purported stockholder of the Company filed a derivative action captioned Belle M. Cohen v. Murdoch, et al., in the Delaware Court of Chancery (the “Cohen Litigation”). The complaint names as defendants the directors of the Company and the Company as a nominal defendant. The complaint’s claims and allegations pertained to the NoW Matter and were substantially similar to the NoW Matter allegations raised in the Second Amended Complaint in the Consolidated Action. The complaint asserted causes of action against the defendants for alleged breach of fiduciary duty, gross mismanagement, contribution and indemnification, abuse of control, and waste of corporate assets. The action sought damages, fees and costs. On March 20, 2012, the Cohen Litigation was consolidated with the Consolidated Action.

On June 18, 2012, the plaintiffs in the Consolidated Action filed a Verified Third Amended Consolidated Shareholder Derivative Complaint (the “Third Amended Complaint”). The Third Amended Complaint alleged claims against director defendants for breach of fiduciary duty arising from the Shine Transaction; against Rupert Murdoch for breach of fiduciary duty as the purported controlling shareholder of the Company in connection with the Shine Transaction; against director defendants for breach of fiduciary duty arising from their purported failure to investigate illegal conduct in the NoW Matter and allegedly permitting the Company to engage in a cover up; against certain defendants for breach of fiduciary duty in their capacity as officers arising from a purported failure to investigate illegal conduct in the NoW Matter and allegedly permitting the Company to engage in a cover up; and against James Murdoch for breach of fiduciary duty for allegedly engaging in a cover up related to the NoW Matter. The class action claim asserted in the Second Amended Complaint pertaining to the buyback of Common B shares and the relief related to that claim was removed. The Third Amended Complaint sought a declaration that the defendants violated their fiduciary duties, damages, pre- and post-judgment interest, fees and costs.

On July 18, 2012, the defendants renewed their postponed motion to dismiss in the Consolidated Action, and in support thereof, they filed supplemental briefing directed towards the allegations of the Third Amended Complaint. Plaintiffs’ response was filed on August 8, 2012. A hearing on the fully briefed motion was held in Chancery Court on September 19, 2012. The Court reserved decision.

On April 17, 2013, the parties reached an agreement in principle to settle the Consolidated Action. Pursuant to the terms of that settlement, the parties agreed that the director defendants in the Consolidated Action would cause to be paid on their behalf the amount of $139 million to the Company, minus any attorneys’ fees and expenses awarded by the Court to the plaintiffs’ counsel. Such amount is to be paid from an escrow account created for the benefit of the director defendants pursuant to an agreement reached between the defendants and their directors’ and officers’ liability insurers for the payment of insurance proceeds, subject to a claims release. In addition to the payment to the Company, the settlement contemplates that the Company will build on corporate governance and compliance enhancements which the Company has implemented in the past year. These shall remain in effect at least through December 31, 2016, and will be applicable to both the Company and News Corp. The Memorandum of Understanding related to the settlement was filed with the Court, and on May 3, 2013, the Stipulation of Settlement was filed with the Court. On May 6, 2013, the Court entered a Scheduling Order, which, among other things, set the settlement hearing for June 26, 2013 (the “Settlement

Hearing”), and approved the form of Notice of Pendency of Derivative Action, Proposed Settlement of Derivative Action, Settlement Hearing, and Right to Appear, which was distributed to holders of the Company’s common stock in accordance with the Scheduling Order.

At the Settlement Hearing, the Court approved the settlement and entered a final judgment dismissing the Consolidated Action. In connection therewith, the Court approved an attorneys’ fee award to plaintiffs’ counsel of $28 million, payable from the $139 million settlement proceeds to be received by the Company. No stockholder objected to either the settlement or the proposed fee award. The settlement became effective on August 16, 2013, because as of that date, the dismissal of the Consolidated Action as well as the dismissals of each of the Shields Litigation, the Iron Workers Litigation and the Stricklin Litigation (each as described below under the heading “Shareholder Litigation—Southern District of New York”) were no longer subject to appeal.

On May 30, 2012, a purported stockholder of the Company filed a class action lawsuit in the Delaware Court of Chancery on behalf of all non-U.S. stockholders of the Company’s Class B shares, captioned Första Ap-Fonden v. News Corporation, et al. The plaintiff alleged that, by temporarily suspending 50% of the voting rights of the Class B shares held by non-U.S. stockholders to remain in compliance with U.S. governing broadcast licenses (the “Suspension”), the Company and the Board violated the Company’s charter and the General Corporation Law of the State of Delaware (“DGCL”) and the directors breached their fiduciary duties, both in approving the Suspension and in failing to monitor the Company’s ownership by non-U.S. stockholders. The complaint named as defendants the Company and all directors of the Company at the time of the Suspension. The complaint sought a declaration that the defendants violated the Company’s charter and the DGCL, a declaration that the directors breached their fiduciary duties, a declaration that the Suspension is invalid and unenforceable, an injunction of the Suspension, damages, fees, and costs. On June 11, 2012, the defendants filed an opening brief in support of a motion to dismiss the complaint in its entirety. On August 2, 2012, the plaintiff filed a Verified Amended and Supplemented Class Action Complaint (the “Amended and Supplemented Complaint”). The Amended and Supplemented Complaint sought a declaration that the defendants violated the Company’s charter and the DGCL, a declaration that the directors breached their fiduciary duties, a declaration that the Suspension is invalid and unenforceable, an injunction of the Suspension, a declaration that non-U.S. stockholders of the Company’s Class B shares are entitled to vote all of their shares on the Proposed Separation Transaction, damages, fees, and costs. On August 28, 2012, the parties entered into a Memorandum of Understanding providing for an agreement in principle to settle the lawsuit. The Memorandum of Understanding, which was filed with the Court on September 5, 2012, provided in pertinent part: (i) within 5 business days after receiving Court approval, the Company will file a petition with the FCC requesting permission to comply with law governing broadcast licenses for any meeting of stockholders by (a) determining the number of shares held by foreign stockholders that are present at the meeting and that would be entitled to vote but for the Suspension, and (b) counting as votes cast all voted shares held by foreign stockholders, up to a total of 25% of the shares voted; (ii) the Company’s Audit Committee will determine on at least an annual basis the total number of voting shares held by non-U.S. citizens and will have the power to modify or eliminate any then-existing suspension; the Company will disclose this information in its annual proxy materials and (iii) the Company will not consent to amend, modify or terminate the Murdoch Family Interests agreement without prior approval of the Audit Committee, which in the case of any vote related to the Proposed Separation Transaction, must be unanimous. The settlement was subject to Court approval after notice to the stockholders and a hearing. The Stipulation of Settlement was filed with the Court on November 30, 2012. On December 10, 2012, the Court entered a Scheduling Order, which, among other things, set the settlement hearing for April 26, 2013, and approved the form of Notice of Pendency of Class Action, Proposed Settlement of Class Action, Settlement Hearing, and Right to Appear, which has been distributed to holders of the Company’s Class B Common Stock in accordance with the Scheduling Order. At a hearing held on April 26, 2013, the Court approved the settlement and dismissed the action with prejudice.

Southern District of New York

On July 18, 2011, a purported shareholder of the Company filed a derivative action captioned Shields v. Murdoch, et al. (“Shields Litigation”), in the United States District Court for the Southern District of New York. The plaintiff alleged violations of Section 14(a) of the Securities Exchange Act, as well as state law claims for breach of fiduciary duty, gross mismanagement, waste, abuse of control and contribution/indemnification arising from, and in connection with, the NoW Matter. The complaint named the directors of the Company as defendants and named the Company as a nominal defendant, and sought damages and costs. On August 4, 2011, the plaintiff filed an amended complaint. The plaintiff sought compensatory damages, an order declaring the October 15, 2010 shareholder vote on the election of the Company’s directors void; an order setting an emergency shareholder vote date for election of new directors; an order requiring the Company to take certain specified corporate governance actions; and an order (i) putting forward a shareholder vote resolution for amendments to the Company’s Article of Incorporation and (ii) taking such other action as may be necessary to place before shareholders for a vote on corporate governance policies that: (a) appoint a non-executive Chair of the Board who is not related to the Murdoch family or extended family; (b) appoint an independent Chair of the Board’s Audit Committee; (c) appoint at least three independent directors to the Governance and Nominating Committees; (d) strengthen the Board’s supervision of financial reporting processes and implement procedures for greater shareholder input into the policies and guidelines of the Board; and (e) appropriately test and strengthen the internal and audit control functions.

On July 19, 2011, a purported class action lawsuit captioned Wilder v. News Corp., et al. (“Wilder Litigation”), was filed on behalf of all purchasers of the Company’s common stock between March 3, 2011 and July 11, 2011, in the United States District Court for the Southern District of New York. The plaintiff brought claims under Section 10(b) and Section 20(a) of the Securities Exchange Act, alleging that false and misleading statements were issued regarding the NoW Matter. The suit names as defendants the Company, Rupert Murdoch, James Murdoch and Rebekah Brooks, and seeks compensatory damages, rescission for damages sustained, and costs. On June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff and Robbins Geller Rudman & Dowd as lead counsel. Thereafter, on July 3, 2012, the court issued an order providing that an amended consolidated complaint shall be filed by July 31, 2012. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants NI Group Limited (now known as News Corp UK & Ireland Limited) and Les Hinton, and expanded the class period to include February 15, 2011 to July 18, 2011. The defendants have filed motions to dismiss the complaint which are pending. The Company’s management believes the claims in the Wilder Litigation are entirely without merit, and intends to vigorously defend those claims.

On July 22, 2011, a purported shareholder of the Company filed a derivative action captioned Stricklin v. Murdoch, et al. (“Stricklin Litigation”), in the United States District Court for the Southern District of New York. The plaintiff brought claims for breach of fiduciary duty, gross mismanagement, and waste of corporate assets in connection with, among other things, (i) the NoW Matter; (ii) News America’s purported payments to settle allegations of anti-competitive behavior; and (iii) the Shine Transaction. The action named as defendants the Company, Les Hinton, Rebekah Brooks, Paul Carlucci and the directors of the Company. On August 3, 2011, the plaintiff served a motion for expedited discovery and to appoint a conservator over the Company, which defendants objected to. The motion was not briefed. On August 16, 2011, the plaintiffs filed an amended complaint. The plaintiff sought various forms of relief including compensatory damages, injunctive relief, disgorgement, the award of voting rights to Class A shareholders, the appointment of a conservator over the Company to oversee the Company’s responses to investigations and litigation related to the NoW Matter, fees and costs.

On August 10, 2011, a purported shareholder of the Company filed a derivative action captioned Iron Workers Mid-South Pension Fund v. Murdoch, et al. (“Iron Workers Litigation”), in the United States District Court for the Southern District of New York. The plaintiff brought claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment and alleged violations of Section 14(a) of the Securities Exchange Act in

connection with the NoW Matter. The action named as defendants the Company, Les Hinton, Rebekah Brooks and the directors of the Company. The plaintiff sought various forms of relief including compensatory damages, voiding the election of the director defendants, an order requiring the Company to take certain specified corporate governance actions, injunctive relief, restitution, fees and costs.

On November 21, 2011, the court issued an order setting a briefing schedule for the defendants’ motion to stay the Stricklin Litigation, the Iron Workers Litigation and the Shields Litigation pending the outcome of the consolidated action pending in the Delaware Court of Chancery. On September 18, 2012, the Court denied the motion as to two of the cases and dismissed the third with leave to replead, which the plaintiff did. Specifically, on October 4, 2012, Stricklin filed a Second Amended Complaint that added a claim under Section 14(a) of the Securities Exchange Act challenging the disclosures in the Company’s definitive proxy statements issued during the years of 2005 through 2012. The plaintiff sought, among other things, to void the election of the director defendants at the Company’s 2012 annual meeting. The plaintiffs in Shields, Stricklin and Iron Workers requested a pre-motion conference to address the potential consolidation of these derivative actions and a briefing schedule regarding the potential leadership structure for the plaintiffs, but a pre-motion conference was not held and the actions were not consolidated.

On July 16, 2013, after the dismissal of the Consolidated Action by the Delaware Court of Chancery as discussed above, the court entered uncontested Orders of Dismissal in the Shields Litigation, the Stricklin Litigation and the Iron Workers Litigation, dismissing each of the lawsuits. As described above, the settlement of the Consolidated Action (described above under the heading “Shareholder Litigation—Delaware”) became effective on August 16, 2013, because as of that date, the dismissal of the Consolidated Action as well as the dismissals of each of the Shields Litigation, the Iron Workers Litigation and the Stricklin Litigation were no longer subject to appeal.

On June 7, 2013, Iron Workers brought a second derivative action captioned Iron Workers Mid-South Pension Fund v. Murdoch, et al. (“Second Iron Workers Litigation”), in the United States District Court for the Southern District of New York, which related to the same subject matter as the Consolidated Action and the Shields Litigation, the Stricklin Litigation, and the Iron Workers Litigation. The plaintiff brought state law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with alleged anti-competitive practices at Company subsidiaries. The action named as defendants current and former directors of the Company. The plaintiff sought various forms of relief including compensatory damages, an order requiring the Company to take certain specified corporate governance actions, injunctive relief, restitution, fees and costs. On June 18, 2013, the plaintiff moved for the dismissal of the Second Iron Workers Litigation, and the court granted the Order of Dismissal on July 24, 2013, dismissing the Second Iron Workers Litigation.

U.K. Newspaper Matters and Related Investigations and Litigation

U.S. regulators and governmental authorities continue to conduct investigations initiated in 2011 with respect to the U.K. Newspaper Matters. The Company is cooperating with these investigations. It is not possible at this time to estimate the liability, if any, of the Company relating to these investigations.

In connection with the Separation, the Company and News Corp agreed in the Separation and Distribution Agreement that the Company will indemnify News Corp, on an after-tax basis, for payments made after the Separation arising out of civil claims and investigations relating to the U.K. Newspaper Matters, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp (the “Indemnity”). As of June 30, 2013, the Company recognized approximately $40 million related to the fair value of amounts accrued by News Corp as of the date of the Separation which are expected to be covered by the Indemnity and has provided an additional $110 million for the fair value of expected future payments under the Indemnity. If additional information becomes available and as payments are made, the Company will update the liability provision for the Indemnity.

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

Since June 28, 2013 Twenty-First Century Fox, Inc.’s Class A Common Stock and Class B Common Stock have been listed and traded on the NASDAQ Global Select Market (“NASDAQ”), its principal market, under the symbols “FOXA” and “FOX”, respectively. CHESS Depositary Interests (“CDIs”) representing the Class A Common Stock and Class B Common Stock are listed and traded on the Australian Stock Exchange (“ASX”) under the symbols “FOXLV” and “FOX,” respectively. As of June 30, 2013, there were approximately 38,500 holders of record of shares of Class A Common Stock and 1,000 holders of record of shares of Class B Common Stock.

The following table pertains to fiscal periods prior to the Separation and therefore sets forth the reported high and low sales prices as reported on NASDAQ for the Class A Common Stock and Class B Common Stock of the former News Corporation which on June 28, 2013 completed the Separation and was re-named Twenty-First Century Fox, Inc.:

	Class B Common Stock			Class A Common Stock
	High	Low	Dividend (a)	High	Low	Dividend (a)
Fiscal Year Ended June 30,
2012:
First Quarter	$18.54	$14.01	$0.095	$18.13	$13.62	$0.095
Second Quarter	18.29	15.21	—	17.87	15.01	—
Third Quarter	20.49	18.55	0.085	20.25	18.22	0.085
Fourth Quarter	22.52	18.73	—	22.31	18.55	—
2013:
First Quarter	25.22	21.73	0.085	25.02	21.56	0.085
Second Quarter	26.14	23.57	—	25.49	23.12	—
Third Quarter	31.08	26.24	0.085	30.69	25.51	0.085
Fourth Quarter	33.65	30.54	—	33.48	30.34	—

(a)	Cash dividend declared per share.

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

The remaining authorized amount under the Company’s stock repurchase program at June 30, 2013, excluding commissions, was approximately $3.4 billion. In August 2013, the Board authorized the repurchase of $4 billion of Class A Common Stock, excluding commissions, which replaced the remaining amount under the stock repurchase program. The Company intends to complete this stock repurchase program within the next twelve months.

The program may be extended, modified, suspended or discontinued at any time.

Below is a summary of the Company’s purchases of its Class A Common Stock during the fiscal year ended June 30, 2013:

	Total Number of Shares Purchased	Average Price per Share	Total Cost of Purchase
			(in millions)
Total first quarter fiscal 2013	38,057,800	$23.04	$877
Total second quarter fiscal 2013	22,707,441	24.53	557
Total third quarter fiscal 2013	14,500,000	27.59	400
Fourth quarter repurchases:
April	4,407,938	30.85	136
May	1,749,447	32.01	56
June	—	—	—

Total fourth quarter fiscal 2013	6,157,385		$192

Total fiscal 2013	81,422,626		$2,026

The Company did not purchase any of its Class B Common Stock during the fiscal year ended June 30, 2013.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data” and the other financial information included elsewhere herein.

	For the years ended June 30,
	2013 (a)	2012 (a)	2011 (a)	2010 (b)	2009 (c)
	(in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues	$27,675	$25,051	$24,232	$23,971	$22,044
Income (loss) from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders	6,820	3,176	2,296	2,164	(1,072)
Net income (loss) attributable to Twenty-First Century Fox, Inc. stockholders	7,097	1,179	2,739	2,539	(3,378)

Basic income (loss) from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share	$2.91	$1.27	$0.87	$0.83	$(0.41)

Diluted income (loss) from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share	$2.91	$1.27	$0.87	$0.82	$(0.41)

Basic income (loss) attributable to Twenty-First Century Fox, Inc. stockholders per share	$3.03	$0.47	$1.04	$0.97	$(1.29)

Diluted income (loss) attributable to Twenty-First Century Fox, Inc. stockholders per share	$3.03	$0.47	$1.04	$0.97	$(1.29)
Cash dividend per share	$0.170	$0.180	$0.150	$0.135	$0.120

	As of June 30,
	2013	2012	2011	2010	2009
	(in millions)
BALANCE SHEET DATA:
Cash and cash equivalents	$6,659	$9,626	$12,680	$8,709	$6,540
Total assets	50,944	56,663	61,980	54,384	53,121
Borrowings	16,458	15,455	15,495	13,320	14,289

(a)

See Notes 2, 3, 4, 5, 7 and 10 to the Consolidated Financial Statements of Twenty-First Century Fox, Inc. for information with respect to significant acquisitions, disposals, discontinued operations, changes in accounting, impairment charges, restructuring charges and other transactions during fiscal 2013, 2012 and 2011.

(b)

During fiscal 2010, the Company determined that it was more likely than not that it would sell or dispose its News Outdoor and Fox Mobile businesses. In connection with such potential sales, the Company recognized a non-cash impairment charge of approximately $200 million. The impairment charge consisted of a write-down of $52 million in finite-lived intangible assets, a write-down of $137 million in goodwill and a write-down of $11 million in fixed assets. Also, during fiscal 2010, the Company sold the majority of its terrestrial television operations in Eastern Europe for $372 million, net of expense, and recorded a gain of approximately $195 million.

(c)

Fiscal 2009 results included non-cash impairment charges of approximately $5.8 billion ($4.4 billion, net of tax) consisting of a write-down of the Company’s indefinite-lived intangible assets (primarily FCC licenses in the Television segment) of $4.2 billion and a write-down of $1.6 billion of goodwill. Also, during fiscal 2009, the Company exchanged approximately 67% of the NDS Group Limited (“NDS”) Series B ordinary shares held by the Company for $63 per share in a mix of approximately $1.5 billion in cash, which included $780 million of cash retained upon deconsolidation of NDS, and a $242 million vendor note, resulting in a gain of $1.2 billion. Additionally, in fiscal 2009, the Company completed the sale of eight of its owned-and-operated FOX network affiliated television stations for approximately $1 billion in cash and recorded a gain of approximately $232 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations. The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other factors is set forth under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K (the “Annual Report”). The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the Securities and Exchange Commission (the “SEC”). This section should be read together with the audited Consolidated Financial Statements of Twenty-First Century Fox, Inc. and related notes set forth elsewhere in this Annual Report.

INTRODUCTION

On June 28, 2013 Twenty-First Century Fox, Inc. and its subsidiaries (formerly known as News Corporation) (together, “Twenty-First Century Fox” or the “Company”) completed the separation of its business into two independent publicly traded companies (the “Separation”) by distributing to its stockholders all of the outstanding shares of the new News Corporation (“News Corp”). The Company retained its interests in a global portfolio of media and entertainment assets spanning six continents. News Corp holds the Company’s former businesses including newspapers, information services and integrated marketing services, digital real estate services, book publishing, digital education and sports programming and pay-TV distribution in Australia. The Company completed the Separation by distributing to its stockholders one share of News Corp Class A common stock for every four shares of the Company’s Class A common stock held on June 21, 2013, and one share of News Corp Class B common stock for every four shares of the Company’s Class B common stock held on June 21, 2013. The Company’s stockholders received cash in lieu of fractional shares. Following the Separation, the Company does not beneficially own any shares of News Corp Class A common stock or News Corp Class B common stock.

Effective June 28, 2013, the Separation qualified for discontinued operations treatment in accordance with ASC 205-20, “Discontinued Operations”, and accordingly the Company has deconsolidated News Corp’s balance sheet as of June 30, 2013, and presented its results for the three years in the period ended June 30, 2013 as discontinued operations on the statements of operations and cash flows. The Company has reflected the Separation as a distribution on the statement of equity as of June 30, 2013. The footnotes to the financial statements have also been revised accordingly. Management’s discussion and analysis of financial condition and results of operations describes the Company giving effect to the Separation, except where stated otherwise.

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred either during fiscal 2013 or early fiscal 2014 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three fiscal years ended June 30, 2013. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three fiscal years ended June 30, 2013, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of June 30, 2013. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company's future commitments and obligations, as well as a discussion of other financing arrangements.

•

Critical Accounting Policies—This section discusses accounting policies considered important to the Company’s financial condition and results of operations, and which require significant judgment and estimates on the part of management in application. In addition, Note 2 to the accompanying Consolidated Financial Statements of Twenty-First Century Fox summarizes the Company's significant accounting policies, including the critical accounting policy discussion found in this section.

OVERVIEW OF THE COMPANY’S BUSINESS

The Company has realigned its reporting segments following the Separation and the Other segment has been renamed; Other, Corporate and Eliminations. This segment includes costs not directly associated with an operating segment, such as corporate overhead and eliminations.

The Company is a diversified global media and entertainment company, which manages and reports its businesses in the following five segments:

•

Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems, direct broadcast satellite operators and telecommunication companies primarily in the U.S., Latin America, Europe and Asia.

•

Television, which principally consists of the broadcasting of network programming in the U.S. and the operation of 28 full power broadcast television stations, including 10 duopolies, in the U.S. (of these stations, 18 are affiliated with the FOX Broadcasting Company (“FOX”) and 10 are affiliated with Master Distribution Service, Inc. (“MyNetworkTV”)).

•

Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide.

•	Direct Broadcast Satellite Television, which consists of the distribution of programming services via satellite, cable, and broadband directly to subscribers in Italy, Germany and Austria.

•	Other, Corporate and Eliminations, which principally consists of corporate overhead and eliminations and other businesses.

Television and Cable Network Programming

The Company’s television operations primarily consist of FOX, MyNetworkTV and the 28 television stations owned by the Company.

The television operations derive revenues primarily from the sale of advertising and to a lesser extent, retransmission consent revenue. Adverse changes in general market conditions for advertising may affect revenues. The U.S. television broadcast environment is highly competitive and the primary methods of competition are the development and acquisition of popular programming. Program success is measured by ratings, which are an indication of market acceptance, with the top rated programs commanding the highest advertising prices. FOX is a broadcast network that airs original programming and MyNetworkTV is a programming distribution service that airs original and off-network programming. FOX and MyNetworkTV compete with broadcast networks, such as ABC, CBS, NBC and The CW Television Network, independent television stations, cable and Direct Broadcast Satellite Television program services, as well as other media, including DVDs, Blu-rays, video games, print and the Internet for audiences, programming and advertising revenues. In addition, FOX and MyNetworkTV compete with the other broadcast networks and other programming distribution services to secure affiliations with independently owned television stations in markets across the U.S. ABC, NBC and CBS each broadcasts a greater number of hours of programming than FOX and, accordingly, may be able to designate or change time periods in which programming is to be broadcast with greater flexibility than FOX. In addition, future technological developments may affect competition within the television marketplace.

U.S. law governing retransmission consent revenue provides a mechanism for the television stations owned by the Company to seek and obtain payment from multi-channel video programming distributors who carry the Company’s broadcast signals. Retransmission consent revenue consists of per subscriber-based compensatory fees paid to the Company by cable and satellite distribution systems that distribute the Company’s television stations affiliated with FOX and MyNetworkTV. The Company also receives compensation from independently-owned television stations that are affiliated with FOX and MyNetworkTV.

The television stations owned and operated by the Company compete for programming, audiences and advertising revenues with other television stations and cable systems in their respective coverage areas and, in some cases, with respect to programming, with other station groups, and in the case of advertising revenues, with other local and national media. The competitive position of the television stations owned by the Company is largely influenced by the quality and strength of FOX and MyNetworkTV programming, and, in particular, their respective prime-time viewership.

The Company’s U.S. cable network programming operations primarily consist of the Fox News Channel (“FOX News”), FX Networks, LLC (“FX”), Regional Sports Networks (“RSNs”), the National Geographic Channels, and the Big Ten Network. The Company is also planning the launch of Fox Sports 1 in August 2013 and FXX in September of 2013. The Company’s international cable networks consist of the Fox International Channels (“FIC”) and STAR. FIC produces and distributes entertainment, lifestyle, factual, sports and movie channels through distribution channels in Europe, Africa, Asia and Latin America using several brands, including Fox Channel, Fox Crime, Fox Life, FX, Fox Sports and National Geographic Channel. STAR’s owned and affiliated channels are distributed in the following countries and regions: India; Greater China; Indonesia; the rest of South East Asia; Pakistan; the Middle East and Africa; the United Kingdom and Europe; and North America.

Generally, the Company’s cable networks, which target various demographics, derive a majority of their revenues from monthly affiliate fees received from cable television systems and direct broadcast satellite operators based on the number of their subscribers. Affiliate fee revenues are net of the amortization of cable distribution investments (capitalized fees paid to U.S. multi-channel video programming distributors to typically facilitate the carriage of a domestic cable network). The Company defers the cable distribution investments and amortizes the amounts on a straight-line basis over the contract period. Cable television and direct broadcast satellite are currently the predominant means of distribution of the Company’s program services in the U.S. Internationally, distribution technology varies region by region.

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

National sports programming is obtained through license agreements with professional or collegiate sports leagues or organizations. The Company’s current licenses with the NFL, MLB, college football conferences, NASCAR and UFC are secured by long-term agreements, including recent extensions of the NFL, MLB and NASCAR national rights.

The profitability of certain U.S. national sports contracts is based on the Company’s best estimates at June 30, 2013 of attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied at June 30, 2013, additional amortization of rights may be recorded. Should revenues improve as compared to estimated revenues, the Company may have improved results related to the contract, which may be recognized over the remaining contract term.

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

The revenues and operating results of the Filmed Entertainment segment are significantly affected by the timing of the Company’s theatrical and home entertainment releases, the number of its original and returning television series that are aired by television networks and cable channels and the number of its television series in off-network syndication. Theatrical and home entertainment release dates are determined by several factors, including timing of vacation and holiday periods and competition in the marketplace. The distribution windows for the release of motion pictures theatrically and in various home entertainment products and services (including subscription rentals, rental kiosks and Internet streaming services), have been compressing and may continue to change in the future. A further reduction in timing between theatrical and home entertainment releases could adversely affect the revenues and operating results of this segment.

The Company enters into arrangements with third parties to co-produce many of its theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. The parties to these arrangements include studio and non-studio entities, both domestic and foreign. In several of these agreements, other parties control certain distribution rights. The Filmed Entertainment segment records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, receive a participation based on the respective third-party investor’s interest in the profits or losses incurred on the film. Consistent with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 926 “Entertainment—Films” (“ASC 926”), the estimate of a third-party investor’s interest in profits or losses on the film is based on total estimated ultimate revenues.

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

The Company competes with other film studios, such as Disney, Paramount, Sony, Universal, Warner Bros., and other independent film producers in the production and distribution of motion pictures, DVDs and Blu-rays. As a producer and distributor of television programming, the Company competes with studios, television production groups and independent producers and syndicators, such as Disney, Sony, NBC Universal, Warner Bros. and Paramount Television, to sell programming both domestically and internationally. The Company also competes to obtain creative talent and story properties, which are essential to the success of the Company’s filmed entertainment businesses.

Direct Broadcast Satellite Television

The Direct Broadcast Satellite Television (“DBS”) segment’s operations consist of SKY Italia and the Company’s majority-owned subsidiary Sky Deutschland AG (“Sky Deutschland”), which provide basic, premium and pay-per-view programming services via satellite, cable and broadband directly to subscribers in Italy (in the case of SKY Italia) and Germany and Austria (in the case of Sky Deutschland). The DBS segment derives revenues principally from subscriber fees. The Company believes that the quality and variety of programming, audio and interactive programming including personal video recorders, quality of picture including high definition channels, access to service, customer service and price are the key elements for gaining and maintaining market share. The DBS segment’s competition includes companies that offer video, audio, interactive programming, telephony, data and other information and entertainment services, including broadcasters of free-to-air television channels, broadband Internet providers, digital terrestrial transmission (“DTT”) services, wireless companies and companies that are developing new media technologies.

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

Other, Corporate and Eliminations

The Other, Corporate and Eliminations segment consists primarily of corporate overhead and eliminations and other businesses.

Other Business Developments

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

In November 2012, the Company acquired the remaining 50% interest in ESPN STAR Sports, now operating as Fox Sports Asia, that it did not already own for approximately $220 million, net of cash acquired. Fox Sports Asia is a leading sports broadcaster in Asia and the Company now, through its wholly owned subsidiaries, owns 100% of Fox Sports Asia.

In December 2012, the Company acquired a 49% equity interest in the Yankees Entertainment and Sports Network (“YES Network”), a RSN, for approximately $584 million and simultaneous with the closing of this transaction the Company paid approximately $250 million of upfront costs on behalf of YES Network. Under the purchase agreement, the Company may acquire an additional stake in YES Network, starting in December 2015, that could bring its ownership to 80%.

In December 2012, the Company acquired SportsTime Ohio, a RSN serving the Cleveland, Ohio market, for an estimated total purchase price of approximately $285 million, of which $135 million was in cash. The balance of the purchase price represents the fair value of deferred payments and payments that are contingent upon achievement of certain performance objectives.

During the third quarter of fiscal 2013, the Company acquired, through a combination of a private placement and a rights offering, approximately 92 million additional shares of Sky Deutschland increasing its ownership to approximately 55%. The aggregate cost of the shares acquired by the Company was approximately €410 million (approximately $550 million). As a result of these transactions, the results of Sky Deutschland are included in the Company’s consolidated results of operations beginning in January 2013.

RESULTS OF OPERATIONS

Results of Operations—Fiscal 2013 versus Fiscal 2012

The following table sets forth the Company’s operating results for fiscal 2013 as compared to fiscal 2012.

	For the years ended June 30,
	2013	2012	Change	% Change
	(in millions, except %)
Revenues:
Affiliate	$7,677	$6,348	$1,329	21%
Subscription	4,053	3,408	645	19%
Advertising	7,627	7,552	75	1%
Content	7,620	7,060	560	8%
Other	698	683	15	2%

Total Revenues	27,675	25,051	2,624	10%
Operating expenses	(17,496)	(15,663)	(1,833)	12%
Selling, general and administrative	(4,007)	(3,719)	(288)	8%
Depreciation and amortization	(797)	(711)	(86)	12%
Impairment and restructuring charges	(48)	(242)	194	(80)%
Equity earnings of affiliates	655	636	19	3%
Interest expense, net	(1,063)	(1,032)	(31)	3%
Interest income	57	77	(20)	(26)%
Other, net	3,760	66	3,694	* *

Income before income tax expense	8,736	4,463	4,273	96%
Income tax expense	(1,690)	(1,094)	(596)	54%

Income from continuing operations	7,046	3,369	3,677	* *
Income (loss) from discontinued operations, net of tax	277	(1,997)	2,274	* *

Net income	7,323	1,372	5,951	* *
Less: Net income attributable to noncontrolling interests	(226)	(193)	(33)	17%

Net income attributable to Twenty-First Century Fox, Inc. stockholders	$7,097	$1,179	$5,918	* *

**	not meaningful

Overview—The Company’s revenues increased 10% for the fiscal year ended June 30, 2013 as compared to fiscal 2012, as a result of higher affiliate, subscription and content revenues. The increase in affiliate revenues was attributable to higher average rates per subscriber across most channels, the consolidations of Fox Sports Asia and Fox Pan American Sports LLC, doing business as Fox Sports Latin America (“FSLA”), the acquisition of EMM and higher retransmission consent revenues. The increase in subscription revenue was due to the consolidation of Sky Deutschland in January 2013, partially offset by lower subscription revenue at SKY Italia. The higher content revenue was due to an increase in worldwide theatrical revenues. The strengthening of the U.S. dollar against local currencies resulted in a revenue decrease of approximately $370 million for the fiscal year ended June 30, 2013 as compared to fiscal 2012.

Operating expenses increased 12% for the fiscal year ended June 30, 2013 as compared to fiscal 2012, primarily due to increased operating expenses at the Direct Broadcast Satellite Television, Cable Network Programming and Filmed Entertainment Segment segments of $850 million, $770 million and $210 million, respectively. The increase at the Direct Broadcast Satellite Television segment was primarily the result of the consolidation of Sky Deutschland and higher programming costs while the increase at the Cable Network Programming segment was primarily due to the consolidations of Fox Sports Asia and FSLA, the acquisition of EMM, new cricket contracts in India and the launch of new channels. The increase at the Filmed Entertainment segment was primarily due to higher theatrical marketing costs.

Selling, general and administrative expenses increased 8% for the fiscal year ended June 30, 2013 as compared to fiscal 2012, primarily due to increased expenses at the Cable Network Programming, the Filmed Entertainment and Television segments of approximately $160 million, $70 million and $36 million, respectively. The increase at the Cable Network Programming segment was primarily due to the consolidations of Fox Sports Asia and FSLA, the acquisition of EMM and the launch of new channels. The increase at the Filmed Entertainment and Television segments was primarily due to higher personnel costs and higher legal expenses for cases relating to protection of the Company’s intellectual property rights.

Depreciation and amortization increased 12% for the fiscal year ended June 30, 2013 as compared to fiscal 2012, primarily due to consolidations of Sky Deutschland, Fox Sports Asia and FSLA and the acquisition of EMM.

Goodwill impairment and restructuring charges—During fiscal 2013 and fiscal 2012, the Company recorded non-cash goodwill impairment charges of $35 million and $201 million, respectively, related to the sale of a business in its Digital Media Group in fiscal 2013. The Company recorded restructuring charges from continuing operations of $13 million and $41 million, respectively. The restructuring charges related to accretion on facility termination obligations in both fiscal 2013 and 2012 and one-time termination benefits in fiscal 2012.

Equity earnings of affiliates—Equity earnings of affiliates increased $19 million for the fiscal year ended June 30, 2013 as compared to fiscal 2012, primarily due to improved results at the DBS equity affiliates of $168 million partially offset by losses at the other equity affiliates. The improvement in DBS equity results was driven by the absence of approximately $85 million in losses as a result of the consolidation of Sky Deutschland and improved results of approximately $75 million from British Sky Broadcasting Group plc (“BSkyB”). These improvements were partially offset by lower contributions of approximately $70 million from Hulu LLC (“Hulu”), as a result of the redemption of Providence Equity Partners’ equity interest in October 2012 and the absence of approximately $55 million in equity earnings resulting from the sale of the Company’s investment in NDS in July 2012.

	For the years ended June 30,
	2013	2012	Change	% Change
	(in millions, except %)
DBS equity affiliates	$826	$658	$168	26%
Cable channel equity affiliates	(52)	(34)	(18)	53%
Other equity affiliates	(119)	12	(131)	* *

Total Equity earnings of affiliates from continuing operations	$655	$636	$19	3%

**	not meaningful

Interest expense, net—Interest expense, net increased $31 million for the fiscal year ended June 30, 2013 as compared to fiscal 2012, primarily due to the issuance of $1.0 billion of 3.00% Senior Notes due 2022 in September 2012 and increased interest expense related to the consolidation of Sky Deutschland debt.

Other, net—

	For the years ended June 30,
	2013	2012
	(in millions)
Gain on Sky Deutschland transaction (a) (b)	$2,069	$—
Gain on sale of investment in NDS (b)	1,446	—
Gain on Fox Sports Asia transaction (a)	174	—
Gain on Phoenix Satellite Television transaction (b)	81	—
Loss on the sale of Baltimore station (a)	(92)	—
Gain on FSLA transaction (a)	—	158
Gain on Hathway Cable transaction (b)	—	23
BSkyB termination fee (b)	—	(63)
Change in fair value of securities (b)	86	(61)
Other	(4)	9

Total Other, net	$3,760	$66

(a)	See Note 3 to the Consolidated Financial Statements of Twenty-First Century Fox.
(b)	See Note 7 to the Consolidated Financial Statements of Twenty-First Century Fox.

Income tax expense—The Company’s tax provision and related effective tax rate of 19% for the fiscal year ended June 30, 2013 was lower than the statutory rate of 35% primarily due to a 7% rate reduction as a result of adjustments to valuation allowances primarily for the utilization of foreign tax credit carryforwards in connection with the NDS transaction and the consolidation of Sky Deutschland, which, in accordance with ASC 740, reduced income tax expense due to the removal of a historical valuation allowance. In addition, there is a 4% rate reduction resulting from the sale of interests in subsidiaries and the non-taxable gain on the consolidation of Fox Sports Asia, as well as a 2% rate reduction from our foreign operations due to tax credits and deductions arising from a corporate restructuring. The effect of foreign operations was lower than in prior years primarily as a result of the substantial increase in income from continuing operations.

The Company’s tax provision and related effective tax rate of 25% for the fiscal year ended June 30, 2012 was lower than the U.S. statutory rate of 35% primarily due to a 6% rate reduction from the Company’s foreign operations due to tax credits and deductions arising from a corporate restructuring as well as a 4% rate reduction resulting from the sale of interests in subsidiaries and the non-taxable gain on the consolidation of FSLA.

Income (loss) from discontinued operations, net of tax—For the fiscal year ended June 30, 2013, the Company recorded income from discontinued operations of $277 million as compared to a loss of $1,997 million in fiscal 2012. This improvement was due to lower restructuring and impairment charges and a non-taxable gain from News Corp’s revaluation of its previously held equity interest in Foxtel, as a result of the acquisition of Consolidated Media Holdings Ltd. These improvements were partially offset by transaction costs related to the Separation.

Net income—Net income increased for the fiscal year ended June 30, 2013 as compared to fiscal 2012, primarily due to the gain on the Sky Deutschland transaction as well as the gains on the sale of the Company’s investment in NDS and improved results from continuing and discontinued operations. The Company’s share repurchase program resulted in a $0.20 increase to earnings per share.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased for the fiscal year ended June 30, 2013 as compared to fiscal 2012, primarily due to higher results at the Company’s majority-owned businesses and the issuances of additional noncontrolling interests at the Company’s cable businesses. These increases were partially offset by the noncontrolling interests’ share of Sky Deutschland’s net losses.

Segment Analysis

Segment OIBDA is defined as revenues less operating expenses and selling, general and administrative expenses. Segment OIBDA does not include: Depreciation and amortization, amortization of cable distribution investments, impairment and restructuring charges, equity earnings of affiliates, interest expense, interest income, other, net, income tax expense and net income attributable to noncontrolling interests. Management believes that Total Segment OIBDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance and allocate resources within the Company’s businesses. Total Segment OIBDA provides management, investors and equity analysts a measure to analyze operating performance of each of the Company’s business segments and its enterprise value against historical data and competitors’ data, although historical results may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).

Total Segment OIBDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net income, cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment and restructuring charges, which are significant components in assessing the Company’s financial performance. The following table reconciles Total Segment OIBDA to Income from continuing operations before income tax expense.

	For the years ended June 30,
	2013	2012	Change	% Change
	(in millions, except %)
Revenues	$27,675	$25,051	$2,624	10%
Operating expenses	(17,496)	(15,663)	(1,833)	12%
Selling, general and administrative expenses	(4,007)	(3,719)	(288)	8%
Amortization of cable distribution investments	89	88	1	1%

Total Segment OIBDA	6,261	5,757	504	9%
Depreciation and amortization	(797)	(711)	(86)	12%
Amortization of cable distribution investments	(89)	(88)	(1)	1%
Impairment and restructuring charges	(48)	(242)	194	(80)%
Equity earnings of affiliates	655	636	19	3%
Interest expense, net	(1,063)	(1,032)	(31)	3%
Interest income	57	77	(20)	(26)%
Other, net	3,760	66	3,694	* *

Income from continuing operations before income tax expense	$8,736	$4,463	$4,273	96%

**	not meaningful

	For the year ended June 30, 2013
	Revenues	Segment OIBDA
	(in millions)
Cable Network Programming	$10,881	$4,177
Television	4,860	855
Filmed Entertainment	8,642	1,308
Direct Broadcast Satellite Television	4,439	397
Other, Corporate and Eliminations	(1,147)	(476)

Total	$27,675	$6,261

	For the year ended June 30, 2012
	Revenues	Segment OIBDA
	(in millions)
Cable Network Programming	$9,324	$3,549
Television	4,803	791
Filmed Entertainment	8,363	1,312
Direct Broadcast Satellite Television	3,740	561
Other, Corporate and Eliminations	(1,179)	(456)

Total	$25,051	$5,757

Cable Network Programming (39% and 37% of the Company’s consolidated revenues in fiscal 2013 and 2012, respectively)

For the fiscal year ended June 30, 2013, revenues at the Cable Network Programming segment increased $1,557 million, or 17%, as compared to fiscal 2012, primarily due to higher net affiliate revenues of approximately $1,075 million and advertising revenues of approximately $300 million, partially offset by unfavorable foreign exchange fluctuations at FIC and STAR. The strengthening of the U.S. dollar against local currencies resulted in a revenue decrease of approximately $175 million for the fiscal year ended June 30, 2013 as compared to fiscal 2012.

Domestic net affiliate revenues increased 12% for the fiscal year ended June 30, 2013 as compared to fiscal year 2012, primarily due to higher average rates per subscriber across most channels, additional subscribers due to the acquisition of an RSN in Ohio and the launch of Fox Sports San Diego. For the fiscal year ended June 30, 2013, domestic advertising revenues increased 6% as compared to fiscal 2012, primarily due to higher pricing and ratings at FX and the National Geographic Channels, which comprised 80% of the growth.

For the fiscal year ended June 30, 2013, international net affiliate revenues increased 35% and international advertising revenues increased 20% as compared to fiscal 2012. Over half of the international affiliate revenues’ increase and three-quarters of the international cable channels’ advertising revenues’ growth were due to local currency growth at the non-sports channels at FIC and STAR. The balance of the growth was attributable to the international sports channels, including FSLA, Fox Sports Asia, EMM, the launch of new channels and the new contracts to broadcast cricket matches in India. These increases in international advertising revenues and international affiliate revenues were partially offset by an 8% and 7% adverse impact from the strengthened U.S. dollar, respectively.

For the fiscal year ended June 30, 2013, Segment OIBDA at the Cable Network Programming segment increased $628 million, or 18%, as compared to fiscal 2012, primarily due to the revenue increases noted above, partially offset by expense increases of $929 million. This increase was due to higher operating expenses primarily due to increased programming costs from the inclusion of expenses from Fox Sports Asia, FSLA and EMM and the new cricket contracts in India which accounted for 60% of this increase. The launch of new channels, as noted above, and higher programming costs accounted for 30% of this increase. The higher programming cost was a result of new shows launched on FX and new contracts for mixed martial arts matches, U.S. college football games and higher NBA costs due to the NBA lockout in the prior year period, partially offset by reduced NHL costs resulting from the NHL lockout in the current fiscal year. The balance of the increase was due to higher selling, general and administrative expenses primarily related to higher personnel costs as a result of the expansion of the business. The strengthening of the U.S. dollar against local currencies resulted in a Segment OIBDA decrease of approximately $80 million for the fiscal year ended June 30, 2013, as compared to fiscal 2012.

Television (18% and 19% of the Company’s consolidated revenues in fiscal 2013 and 2012, respectively)

For the fiscal year ended June 30, 2013, revenues at the Television segment increased $57 million, or 1%, as compared to fiscal 2012, primarily due to higher affiliate fee revenues resulting from higher retransmission consent revenues which more than doubled in comparison to the prior year, partially offset by decreased advertising revenues of approximately $190 million. The decrease in advertising revenues was due to lower primetime ratings driven by declines at X-Factor and American Idol.

For the fiscal year ended June 30, 2013, Segment OIBDA at the Television segment increased $64 million, or 8%, as compared to fiscal 2012, primarily due to the revenue increases noted above and lower operating expenses of $43 million due to reduced entertainment programming costs as a result of the final season of House in fiscal 2012 and lower licensing fees for returning series. This decrease was partially offset by an increase in selling, general and administrative expenses of $36 million primarily due to higher legal expenses for cases relating to protection of the Company’s intellectual property rights.

Filmed Entertainment (31% and 33% of the Company’s consolidated revenues in fiscal 2013 and 2012, respectively)

For the fiscal year ended June 30, 2013, revenues at the Filmed Entertainment segment increased $279 million, or 3%, as compared to fiscal 2012, primarily due to higher worldwide theatrical revenues of approximately $420 million. These revenue increases were partially offset by decreased home entertainment revenues of approximately $135 million. Fiscal 2013 included the worldwide theatrical and home entertainment success of Ice Age: Continental Drift, Life of Pi and Taken 2, the worldwide theatrical success of The Croods, a product of the Company’s new DreamWorks Animation distribution deal, and the worldwide home entertainment and pay television performance of Prometheus, as compared to fiscal 2012 which included the successful worldwide theatrical and home entertainment release of Rise of the Planet of the Apes and Alvin and the Chipmunks: Chipwrecked, the worldwide theatrical success of Prometheus and the home entertainment and pay television performances of Rio and X-Men: First Class.

For the fiscal year ended June 30, 2013, Segment OIBDA at the Filmed Entertainment segment was consistent with fiscal 2012, as the revenue increases were offset by higher expenses. Operating expenses increased by approximately $210 million primarily due to higher theatrical marketing costs associated with the theatrical releases noted above as well as the initial pre-launch costs for Wolverine, and the distribution of Turbo for DreamWorks Animation. Selling, general and administrative expenses increased by approximately $70 million primarily due to higher personnel costs.

Direct Broadcast Satellite Television (16% and 15% of the Company’s consolidated revenues in fiscal 2013 and 2012, respectively)

For the fiscal year ended June 30, 2013, revenues at the Direct Broadcast Satellite Television segment increased $699 million, or 19%, as compared to fiscal 2012, primarily due to the inclusion of $900 million in revenues resulting from the consolidation of Sky Deutschland, partially offset by a decrease of approximately $200 million in revenues at SKY Italia. The decrease at SKY Italia was primarily due to the strengthening of the U.S. dollar against the Euro, which resulted in a revenue decrease of approximately $120 million as compared to fiscal 2012 and the balance of the change was primarily due to a decrease in activation, advertising and subscription revenues.

SKY Italia had a net decrease of approximately 146,000 subscribers during fiscal 2013, which decreased SKY Italia’s total subscriber base to 4.8 million at June 30, 2013, reflecting the continued challenging economic environment in Italy. The total churn for fiscal 2013 was approximately 684,000 subscribers on an average subscriber base of 4.8 million, as compared to churn of approximately 641,000 subscribers on an average subscriber base of 4.9 million in fiscal 2012. During the fiscal year 2013, Sky Deutschland had a net increase of approximately 90,000 subscribers, which increased Sky Deutschland’s total subscriber base to 3.5 million. The total churn for fiscal 2013 was approximately 179,000 subscribers on an average subscriber base of 3.4 million, as compared to churn of approximately 159,000 subscribers on an average subscriber base of 3.1 million in fiscal 2012. Subscriber churn for the period represents the number of subscribers whose service was disconnected during the period.

SKY Italia’s average revenue per subscriber (“ARPU”) of approximately €42 in the fiscal year ended June 30, 2013 remained relatively consistent with the corresponding period of fiscal 2012. Sky Deutschland’s ARPU of approximately €34 in the fiscal year ended June 30, 2013 increased from approximately €32 reported in fiscal 2012, primarily due to a higher increase in total subscriber-related revenues. ARPU is calculated by dividing total subscriber-related revenues, such as subscription and pay-per-view revenues, for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Average subscribers are calculated for the respective periods by adding the beginning and ending subscribers for the period and dividing by two.

SKY Italia’s subscriber acquisition costs per subscriber (“SAC”) of approximately €350 in the fiscal year ended June 30, 2013 decreased from approximately €400 in fiscal 2012, due to lower commissions and installation costs on a per subscriber basis. The lower commissions were a result of a change in the sales channel mix and the lower installation costs were a result of fewer customers taking up the full subscription offer. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross subscribers added during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly to subscribers and the costs related to installation and acquisition advertising net of any upfront activation fee. SAC excludes the value of equipment capitalized under equipment lease programs, as well as payments and the value of returned equipment related to disconnected lease program subscribers from subscriber acquisition costs.

For the fiscal year ended June 30, 2013, Segment OIBDA at the Direct Broadcast Satellite Television segment decreased $164 million, or 29%, as compared to fiscal 2012, primarily due to higher programming expenses of approximately $150 million at SKY Italia associated with the broadcast of the Olympics and expanded UEFA Champions and Europa League, and Formula One coverage. This decrease in Segment OIBDA was partially offset by the consolidation of Sky Deutschland. During the fiscal year ended June 30, 2013, the strengthening of the U.S. dollar against the Euro resulted in a Segment OIBDA decrease of approximately $12 million as compared to fiscal 2012.

Other, Corporate and Eliminations ((4)% of the Company’s consolidated revenues in fiscal 2013 and 2012)

The Other, Corporate and Eliminations segment contains the Company’s corporate entities and intercompany eliminations and other businesses. For the fiscal year ended June 30, 2013, revenues related to business activities at the Other, Corporate and Eliminations segment decreased as compared to fiscal 2012, due to the exclusion of revenues from the disposition of the Company’s digital media businesses in the third quarter of fiscal 2013.

For the fiscal year ended June 30, 2013, Segment OIBDA related to business activities at the Other, Corporate and Eliminations segment decreased as compared to fiscal 2012, primarily due to higher compensation expense.

Results of Operations—Fiscal 2012 versus Fiscal 2011

The following table sets forth the Company’s operating results for fiscal 2012 as compared to fiscal 2011.

	For the years ended June 30,
	2012	2011	Change	% Change
	(in millions, except %)
Revenues:
Affiliate	$6,348	$5,430	$918	17%
Subscription	3,408	3,527	(119)	(3)%
Advertising	7,552	7,830	(278)	(4)%
Content	7,060	6,755	305	5%
Other	683	690	(7)	(1)%

Total Revenues:	25,051	24,232	819	3%
Operating expenses	(15,663)	(15,745)	82	(1)%
Selling, general and administrative	(3,719)	(3,759)	40	(1)%
Depreciation and amortization	(711)	(777)	66	(8)%
Impairment and restructuring charges	(242)	(288)	46	(16)%
Equity earnings of affiliates	636	352	284	81%
Interest expense, net	(1,032)	(962)	(70)	7%
Interest income	77	75	2	3%
Other, net	66	(30)	96	* *

Income before income tax expense	4,463	3,098	1,365	44%
Income tax expense	(1,094)	(673)	(421)	63%

Income from continuing operations	3,369	2,425	944	39%
(Loss) income from discontinued operations, net of tax	(1,997)	443	(2,440)	* *

Net income	1,372	2,868	(1,496)	(52)%
Less: Net income attributable to noncontrolling interests	(193)	(129)	(64)	50%

Net income attributable to Twenty-First Century Fox, Inc. stockholders	$1,179	$2,739	$(1,560)	(57)%

**	not meaningful

Overview—The Company’s revenues increased 3% for the fiscal year ended June 30, 2012 as compared to fiscal 2011, primarily due to higher affiliate and content revenues partially offset by decreases in advertising and Direct Broadcast Satellite Television subscription revenues. The increase in affiliate revenues was attributable to higher average rates per subscriber across most channels, the consolidation of FSLA and higher retransmission consent revenues. The increase in content revenue was primarily due to the additional revenues of approximately $700 million from Shine Limited (“Shine”), which was acquired in fiscal 2011, and was partially offset by a $400 million decrease in theatrical and home entertainment revenue. The decrease in advertising revenues was primarily due to the absence of approximately $380 million in revenues resulting from the dispositions of Myspace, Fox Mobile and News Outdoor Russia (the “Dispositions”).

Operating expenses decreased 1% for the fiscal year ended June 30, 2012 as compared to fiscal 2011, primarily due to the absence of operating expenses from the Dispositions and lower operating expenses at the Filmed Entertainment segment. Operating expenses at the Filmed Entertainment segment decreased approximately $30 million as the inclusion of Shine operating expenses of approximately $550 million were more than offset by lower marketing and releasing costs. The decrease in operating expenses was partially offset by an approximate $525 million increase at the Cable Network Programming segment primarily due to higher programming costs.

Selling, general and administrative expenses decreased 1% for the fiscal year ended June 30, 2012 as compared to fiscal 2011, primarily due to decreased expenses at the Other, Corporate and Eliminations segment resulting from the Dispositions, partially offset by the inclusion of expenses related to Shine.

Depreciation and amortization decreased 8% for the fiscal year ended June 30, 2012 as compared to fiscal 2011, primarily due to lower depreciation and amortization of approximately $80 million at the Other, Corporate and Eliminations segment due to the Dispositions, partially offset by additional depreciation and amortization of approximately $25 million from the acquisition of Shine at the Filmed Entertainment segment.

Goodwill impairment and restructuring charges—During fiscal 2012 and 2011, the Company recorded non-cash goodwill impairment charges of $201 million and $168 million, respectively. The fiscal 2012 charge related to the pending sale of a business in its Digital Media Group below its carrying value. In fiscal 2011, the Company performed an interim impairment assessment of the Digital Media Group reporting unit’s goodwill. As a result of the review performed, the Company recorded a non-cash goodwill impairment charge of $168 million during the fiscal year ended June 30, 2011.

In fiscal 2012, the Company recorded restructuring charges from continuing operations of $41 million, primarily reflecting $29 million of one-time termination benefits and a $12 million charge for accretion on facility termination obligations. In fiscal 2011, the Company recorded restructuring charges from continuing operations of approximately $120 million, of which $115 million related to the Company’s digital media properties resulting from an organizational restructuring to align resources more closely with business properties and consisted of facility related costs of $95 million, termination benefits of $18 million and other associated costs of $2 million.

Equity earnings of affiliates—Equity earnings of affiliates increased $284 million for the fiscal year ended June 30, 2012 as compared to fiscal 2011, primarily due to a gain on the sale of a portion of the Company’s BSkyB investment in accordance with its share repurchase program of $270 million and improved results of approximately $60 million from BSkyB and approximately $75 million from Sky Deutschland. These increases were partially offset by the absence of approximately $135 million in gains recognized by NDS and BSkyB on the sale of certain of their businesses in fiscal 2011.

	For the years ended June 30,
	2012	2011	Change	% Change
	(in millions, except %)
DBS equity affiliates	$658	$232	$426	*	*
Cable channel equity affiliates	(34)	(8)	(26)	*	*
Other equity affiliates	12	128	(116)	(91)%

Total Equity earnings of affiliates from continuing operations	$636	$352	$284	81%

**	not meaningful

Interest expense, net—Interest expense, net increased $70 million for the fiscal year ended June 30, 2012 as compared to fiscal 2011, primarily due to the $2.5 billion in senior notes issued in February 2011, partially offset by the fiscal 2011 partial repayment of the $500 million senior debentures due February 2013.

Other, net —

	For the years ended June 30,
	2012	2011
	(in millions)
Gain on FSLA transaction (a)	$158	$—
Gain on Hathway Cable transaction (b)	23	—
BSkyB termination fee (b)	(63)	—
Gain on STAR China transaction (a)	—	55
Loss on disposal of Fox Mobile (a)	—	(29)
Loss on early extinguishment of debt (c)	—	(36)
Change in fair value of securities (b)	(61)	14
Other	9	(34)

Total Other, net	$66	$(30)

(a)	See Note 3 to the Consolidated Financial Statements of Twenty-First Century Fox.
(b)	See Note 7 to the Consolidated Financial Statements of Twenty-First Century Fox.
(c)	See Note 11 to the Consolidated Financial Statements of Twenty-First Century Fox.

Income tax expense—The Company’s tax provision and related effective tax rate of 25% for the fiscal year ended June 30, 2012 was lower than the U.S. statutory rate of 35% primarily due to a 6% rate reduction from the Company’s foreign operations due to tax credits and deductions arising from a corporate restructuring as well as a 4% rate reduction resulting from the sale of interests in subsidiaries and the non-taxable gain on the consolidation of FSLA.

The Company’s tax provision and related effective tax rate of 22% for the fiscal year ended June 30, 2011 was lower than the U.S. statutory rate of 35% primarily due to a 6% rate reduction from the Company’s foreign operations due to tax credits and deductions arising from a corporate restructuring, a 5% rate reduction from the resolution of tax matters, as well as a 4% rate reduction resulting from the sale of interests in subsidiaries.

(Loss) income from discontinued operations, net of tax—For the fiscal year ended June 30, 2012, the Company recorded a net loss from discontinued operations, net of tax primarily due to impairment charges of approximately $2.6 billion in fiscal 2012 resulting from adverse trends affecting several businesses in News Corp’s News and Information Services segment, including secular declines in the economic environment in Australia, a decline in in-store advertising spend by consumer packaged goods manufacturers in the U.S. and lower forecasted revenues from certain businesses utilizing various trade names owned by News Corp’s newspaper operations. The charges also reflected the expected sale of certain assets at a value below their carrying value.

For the fiscal year ended June 2011, the Company recorded net income from discontinued operations, net of tax of approximately $700 million in relation to News Corp’s business operations partially offset by a loss from discontinued operations of approximately $254 million as a result of the disposition of Myspace. The Company transferred the equity and related assets of Myspace to a digital media company in exchange for an equity interest in the acquirer.

Net income—Net income decreased for the fiscal year ended June 30, 2012 as compared to fiscal 2011, primarily due to the loss from discontinued operations partially offset by the revenue increases and higher equity earnings of affiliates, as noted above. The Company’s share repurchase program resulted in a $0.03 increase to earnings per share.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased for the fiscal year ended June 30, 2012 as compared to fiscal 2011, primarily due to higher results at the Company’s majority-owned businesses and the issuance of a noncontrolling interest in a majority-owned subsidiary.

Segment Analysis

The following table reconciles Total Segment OIBDA to Income from continuing operations before income tax expense.

	For the years ended June 30,
	2012	2011	Change	% Change
	(in millions, except %)
Revenues	$25,051	$24,232	$819	3%
Operating expenses	(15,663)	(15,745)	82	(1)%
Selling, general and administrative expenses	(3,719)	(3,759)	40	(1)%
Amortization of cable distribution investments	88	92	(4)	(4)%

Total Segment OIBDA	5,757	4,820	937	19%
Depreciation and amortization	(711)	(777)	66	(8)%
Amortization of cable distribution investments	(88)	(92)	4	(4)%
Impairment and restructuring charges	(242)	(288)	46	(16)%
Equity earnings of affiliates	636	352	284	81%
Interest expense, net	(1,032)	(962)	(70)	7%
Interest income	77	75	2	3%
Other, net	66	(30)	96	* *

Income from continuing operations before income tax expense	$4,463	$3,098	$1,365	44%

**	not meaningful

	For the year ended June 30, 2012
	Revenues	Segment OIBDA
	(in millions)
Cable Network Programming	$9,324	$3,549
Television	4,803	791
Filmed Entertainment	8,363	1,312
Direct Broadcast Satellite Television	3,740	561
Other, Corporate and Eliminations	(1,179)	(456)

Total	$25,051	$5,757

	For the year ended June 30, 2011
	Revenues	Segment OIBDA
	(in millions)
Cable Network Programming	$8,212	$3,009
Television	4,844	770
Filmed Entertainment	7,813	1,058
Direct Broadcast Satellite Television	3,761	546
Other, Corporate and Eliminations	(398)	(563)

Total	$24,232	$4,820

Cable Network Programming (37% and 34% of the Company’s consolidated revenues in fiscal 2012 and 2011, respectively)

For the fiscal year ended June 30, 2012, revenues at the Cable Network Programming segment increased $1,112 million, or 14%, as compared to fiscal 2011, primarily due to higher affiliate revenues of approximately $785 million and higher advertising revenues of approximately $250 million.

Domestic net affiliate revenues increased approximately $520 million for the fiscal year ended June 30, 2012, primarily due to higher average rates per subscriber at the RSNs, FOX News and FX. For the fiscal year ended June 30, 2012, domestic advertising revenues increased approximately $130 million primarily due to higher pricing and volume at FX and FOX News. The increases in domestic net affiliate and advertising revenues were partially offset by lower revenues resulting from allowances at the RSNs and fewer NBA telecasts, respectively, related to the NBA lockout during the 2011-2012 NBA season.

For the fiscal year ended June 30, 2012, international net affiliate revenues increased approximately $265 million, with approximately two thirds of the increase primarily due to higher subscribers at FIC and the remaining increase resulting from the consolidation of FSLA. International advertising revenues increased approximately $120 million for the fiscal year ended June 30, 2012, primarily due to improved advertising revenues in Asia and Latin America, with FSLA contributing approximately $20 million of the increase. Also contributing to the increase was higher advertising revenues at STAR due to higher pricing, increased market share and improved ratings.

For the fiscal year ended June 30, 2012, Segment OIBDA at the Cable Network Programming segment increased approximately $540 million, or 18%, as compared to fiscal 2011, primarily due to the revenue increases noted above, partially offset by expense increases of approximately $570 million as a result of higher programming costs. Domestically the programming increase was due to additional movies acquired at FX, the launch of FSN San Diego and the rights fees for the Ultimate Fighting Championship, which was not broadcast in fiscal 2011. Internationally, the increase was due to the inclusion of approximately $95 million in expenses due to the consolidation of the FSLA, the acquisition of additional programming and the launch of new channels.

Television (19% and 20% of the Company’s consolidated revenues in fiscal 2012 and 2011, respectively)

For the fiscal year ended June 30, 2012, revenues at the Television segment decreased $41 million, or 1%, as compared to fiscal 2011, primarily due to lower advertising revenues of approximately $190 million partially offset by increased affiliate revenue. The decrease was due to the absence of advertising revenues generated from the broadcast of the Super Bowl, which was broadcast on FOX in fiscal 2011, lower ratings for American Idol, and lower political advertising revenues at the Company’s television stations due to the 2010 mid-term elections in fiscal 2011 which resulted in a total decrease of approximately $400 million. Partially offsetting this decrease was an increase of approximately $200 million from higher pricing, primarily from the launch of the new series The X-Factor and higher NFL and MLB advertising revenues. The NFL advertising revenue increased due to higher pricing and the MLB advertising revenue increased due to the broadcast of two additional post-season games during fiscal 2012. The increase in affiliate revenues was primarily due to higher retransmission consent revenues which more than doubled in comparison to the prior year.

For the fiscal year ended June 30, 2012, Segment OIBDA at the Television segment increased $21 million, or 3%, as compared to fiscal 2011, primarily due to lower programming costs at the Company’s television stations due to the non-renewal of series. The absence of programming costs related to the broadcast of the Super Bowl was offset by higher programming and marketing costs in support of the launch of the new series and increases in other sports programming rights.

Filmed Entertainment (33% and 32% of the Company’s consolidated revenues in fiscal 2012 and 2011, respectively)

For the fiscal year ended June 30, 2012, revenues at the Filmed Entertainment segment increased $550 million, or 7%, as compared to fiscal 2011, primarily due to the inclusion of approximately $700 million in revenues from Shine, which was acquired in fiscal 2011, an increase of approximately $285 million related to higher digital distribution revenues from the licensing of the Company’s television content and higher syndication and license fees for How I Met Your Mother and Avatar. These revenue increases were partially offset by a $400 million decrease in theatrical and home entertainment revenue. Fiscal 2012 included the worldwide theatrical and home entertainment success of Rise of the Planet of the Apes and Alvin and the Chipmunks: Chipwrecked, the worldwide theatrical success of Prometheus and the home entertainment and pay television performances of Rio and X-Men: First Class as compared to fiscal 2011 which included the successful worldwide theatrical and home entertainment release of The Chronicles of Narnia: Voyage of the Dawn Treader and Black Swan, the worldwide theatrical release of Rio and X-Men: First Class and the home entertainment and pay television performances of Avatar.

For the fiscal year ended June 30, 2012, Segment OIBDA at the Filmed Entertainment segment increased $254 million, or 24%, as compared to fiscal 2011, primarily due to the revenue increases noted above, partially offset by an increase of approximately $300 million in expenses. Operating expense increased approximately $90 million due to the inclusion of expenses related to Shine and higher television production costs, partially offset by lower film production costs primarily due to lower marketing and releasing costs. Selling, general and administrative expenses increased by approximately $210 million primarily due to the inclusion of expenses related to Shine.

Direct Broadcast Satellite Television (15% and 16% of the Company’s consolidated revenues in fiscal 2012 and 2011, respectively)

For the fiscal year ended June 30, 2012, SKY Italia’s revenues decreased $21 million, or 1%, as compared to fiscal 2011 primarily due to lower subscription revenues. SKY Italia had a net decrease of approximately 71,000 subscribers during fiscal 2012, which decreased SKY Italia’s total subscriber base to 4.9 million at June 30, 2012, reflecting the continued challenging economic environment in Italy. The total churn for fiscal 2012 was approximately 641,000 subscribers on an average subscriber base of 4.9 million, as compared to churn of approximately 508,000 subscribers on an average subscriber base of 4.9 million in fiscal 2011. Subscriber churn for the period represents the number of SKY Italia subscribers whose service was disconnected during the period. During the fiscal year ended June 30, 2012, the strengthening of the U.S. dollar against the Euro resulted in a revenue decrease of approximately $78 million as compared to fiscal 2011.

ARPU of approximately €41 in the fiscal year ended June 30, 2012 decreased from approximately €43 reported in fiscal 2011, primarily due to the negative impact of subscriber discounts.

SAC of approximately €400 in the fiscal year ended June 30, 2012 increased from fiscal 2011, primarily due to higher marketing costs on a per subscriber basis.

For the fiscal year ended June 30, 2012, SKY Italia’s Segment OIBDA increased $15 million, or 3%, as compared to fiscal 2011 principally from the absence of the FIFA World Cup and lower advertising costs from the absence of the fiscal 2011 rebranding campaign. During the fiscal year ended June 30, 2012, the weakening of the U.S. dollar against the Euro resulted in a Segment OIBDA increase of approximately $9 million as compared to fiscal 2011.

Other, Corporate and Eliminations ((4)% and (2)% of the Company’s consolidated revenues in fiscal 2012 and 2011, respectively)

The Other, Corporate and Eliminations segment contains the Company’s corporate entities and intercompany eliminations and other businesses. For the fiscal year ended June 30, 2012, revenues related to business activities at the Other, Corporate and Eliminations segment decreased as compared to fiscal 2011, primarily due to the exclusion of revenues from the Dispositions.

For the fiscal year ended June 30, 2012, Segment OIBDA at the Other, Corporate and Eliminations segment improved as compared to fiscal 2011, primarily due to the net impact of the Dispositions.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has a five-year unused $2 billion revolving credit facility, which expires in May 2017, and has access to various film co-production alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of June 30, 2013, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television products.

As of June 30, 2013, the Company’s consolidated assets included $6.7 billion in cash and cash equivalents, of which $1.4 billion was held by the Company’s foreign subsidiaries. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend nor foresee a need to repatriate these funds. Should the Company require more capital in the U.S. than is generated by or available to its domestic operations, the Company could elect to repatriate funds held in foreign jurisdictions which may result in higher effective tax rates and higher cash paid for income taxes for the Company.

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

Under the separation and distribution agreement, the Company agreed to provide a cash contribution to News Corp immediately prior to the Separation so that as of the Separation News Corp would have approximately $2.6 billion of cash on hand. Accordingly, immediately prior the Separation the Company distributed approximately $2.4 billion to News Corp, which was comprised of $1.6 billion in cash funding and approximately $800 million that was held by News Corp’s subsidiaries immediately prior to the Separation. The Company expects to make a final cash distribution of approximately $200 million, subject to adjustment pursuant to the separation and distribution agreement, within the next three months and has included this amount in Other current assets and a corresponding payable in Other current liabilities in the Company’s consolidated balance sheet for the fiscal year ended June 30, 2013.

In addition to the acquisitions, sales and possible acquisitions disclosed elsewhere, the Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses and the Company’s capital structure. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

The Company anticipates that in fiscal 2014, its growth will be impacted by several strategic initiatives, most notably the launch of sports networks in the United States and in Asia, as well as the launch of FXX. The Company also expects adverse currency effects to impact fiscal 2014 growth, principally from Latin American currencies and the Indian rupee.

Sources and Uses of Cash—Fiscal 2013 vs. Fiscal 2012

Net cash provided by operating activities for the fiscal year ended June 30, 2013 and 2012 was as follows (in millions):

For the years ended June 30,	2013	2012
Net cash provided by operating activities	$3,002	$2,834

The increase in net cash provided by operating activities during the fiscal year ended June 30, 2013 as compared to fiscal 2012 was primarily due to higher receipts at the Cable Network Programming segment driven by higher Segment OIBDA of $628 million, lower pension contributions of $112 million and higher cash distributions received from affiliates of $43 million. This increase was partially offset by higher film and television production spend in the Film segment, higher sports program rights payments in the Television segment, higher program rights payments in the Direct Broadcast Satellite Television segment principally from the consolidation of Sky Deutschland and higher cash taxes paid of $164 million.

Net cash provided by (used in) investing activities for the fiscal year ended June 30, 2013 and 2012 was as follows (in millions):

For the years ended June 30,	2013	2012
Net cash provided by (used in) investing activities	$86	$(766)

The increase in net cash provided by investing activities during the fiscal year ended June 30, 2013 as compared to fiscal 2012 was primarily due to the sale of its 49% investment in NDS for approximately $1.9 billion in total consideration, partially offset by additional cash utilized for acquisitions, property, plant and equipment and the purchase of a 49% equity interest in the YES Network.

Net cash used in financing activities for the fiscal year ended June 30, 2013 and 2012 was as follows (in millions):

For the years ended June 30,	2013	2012
Net cash used in financing activities	$(4,571)	$(5,102)

The decrease in net cash used in financing activities for the fiscal year ended June 30, 2013 as compared to net cash used in financing activities in fiscal 2012 was primarily due to lower share repurchases of approximately $2.6 billion and an increase in net borrowing of approximately $550 million. These sources of cash were partially offset by the cash contribution to News Corp in connection with the Separation.

In August 2013, the Board authorized the repurchase of $4 billion of Class A Common Stock, excluding commissions, which replaced the remaining amount under the stock repurchase program. The Company intends to complete this stock repurchase program within the next twelve months and expects to fund this through a combination of cash generated by operations and cash on hand.

The total dividends declared related to fiscal 2013 results were $0.21 per share of Class A Common Stock and Class B Common Stock. In August 2013, the Company declared the final dividend on fiscal 2013 results of $0.125 per share for Class A Common Stock and Class B Common Stock. This together with the interim dividend of $0.085 per share of Class A Common Stock and Class B Common Stock constitute the total dividend relating to fiscal 2013.

Based on the number of shares outstanding as of June 30, 2013, the total aggregate cash dividends expected to be paid to stockholders in fiscal 2014 is approximately $580 million.

Sources and Uses of Cash—Fiscal 2012 vs. Fiscal 2011

Net cash provided by operating activities for the fiscal year ended June 30, 2012 and 2011 was as follows (in millions):

For the years ended June 30,	2012	2011
Net cash provided by operating activities	$2,834	$3,038

The decrease in net cash provided by operating activities during the fiscal year ended June 30, 2012 as compared to fiscal 2011 was primarily due to lower receipts at the Television segment and higher programming payments at the Direct Broadcast Satellite Television segment as well as higher tax, pension and interest payments. This decrease was partially offset by higher receipts at the Cable and Filmed Entertainment segments and higher cash distributions from affiliates. The decrease in the Television segment was due to the absence of the Super Bowl. The increase in the Cable Programming segment was due to higher affiliate receipts and the increase in the Filmed Entertainment segment was due to higher licensing of television product.

Net cash used in investing activities for the fiscal years ended June 30, 2012 and 2011 was as follows (in millions):

For the years ended June 30,	2012	2011
Net cash used in investing activities	$(766)	$(1,369)

The decrease in net cash used in investing activities during the fiscal year ended June 30, 2012 as compared to fiscal 2011 was primarily due to the proceeds of approximately $335 million due to the sale of a portion of the Company’s BSkyB investment in accordance with BSkyB’s share repurchase program and a decrease of approximately $200 million in the amount invested in Sky Deutschland in fiscal 2012.

Net cash (used in) provided by financing activities for the fiscal years ended June 30, 2012 and 2011 was as follows (in millions):

For the years ended June 30,	2012	2011
Net cash (used in) provided by financing activities	$(5,102)	$1,383

The change in net cash used in financing activities for the fiscal year ended June 30, 2012 as compared to net cash provided by financing activities in fiscal 2011 was primarily due to share repurchases of $4.6 billion during fiscal 2012, with no comparable share repurchases in fiscal 2011.

Debt Instruments

The following table summarizes borrowings and repayments for the fiscal years ended June 30, 2013, 2012 and 2011.

	For the years ended June 30,
	2013	2012	2011
	(in millions)
Borrowings
Notes due September 2022 (a)	$987	$—	$—
New revolving credit facility (b)	293	—	—
Notes due February 2041	—	—	1,469
Notes due February 2021	—	—	984
All other	(3)	—	2

Total borrowings	$1,277	$—	$2,455

Repayments of borrowings
Notes due February 2013	$(273)	$—	$(262)
Debt assumed in Shine acquisition (c)	—	—	(134)
LYONs	—	—	(82)
Bank loans	—	(32)	(46)
All other (d)	(481)	(3)	(17)

Total repayment of borrowings	$(754)	$(35)	$(541)

(a)	See Note 11 to the Consolidated Financial Statements of Twenty-First Century Fox for information with respect to borrowings.
(b)

In January 2013, Sky Deutschland, a majority owned subsidiary of the Company, entered into a credit agreement with major financial institutions that NAI and the Company have both guaranteed. The credit agreement provides a €300 million unsecured credit facility with a sub-limit of €75 million revolving credit facility available for cash drawdowns or the issuance of letters of credit and a maturity date of January 2018. Sky Deutschland may request that the maturity date be extended for one year. The significant terms of the agreement include limitations on liens and indebtedness. Fees under the credit agreement are based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current debt ratings of the Company, Sky Deutschland pays a facility fee of 0.125% and interest of Eurocurrency Rate plus 1.125%. As of June 30, 2013, €225 million ($293 million) was outstanding under this credit agreement and €75 million available for either additional financing or letters of credit. The proceeds were used to pay off existing Sky Deutschland debt.

(c)	See Note 3 to the Consolidated Financial Statements of Twenty-First Century Fox for information with respect to the Shine acquisition.
(d)	Debt acquired in the Sky Deutschland transaction. See Note 3 to the Consolidated Financial Statements of Twenty-First Century Fox for further discussion.

Ratings of the Public Debt

The table below summarizes the Company’s credit ratings as of June 30, 2013.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa1	Stable
S&P	BBB+	Stable

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

Commitments and Guarantees

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2013.

	As of June 30, 2013
	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Contracts for capital expenditure	$148	$121	$22	$5	$—
Operating leases (a)
Land and buildings	2,046	281	499	413	853
Transponder service agreements and other	2,415	428	747	591	649
Other commitments
Borrowings	16,458	137	950	1,043	14,328
Sports programming rights (b)	47,713	4,961	10,380	8,702	23,670
Entertainment programming rights	4,826	2,147	1,850	686	143
Other commitments and contractual obligations(c)	6,292	1,614	2,605	1,038	1,035

Total commitments, borrowings and contractual obligations	$79,898	$9,689	$17,053	$12,478	$40,678

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

	As of June 30, 2013
		Amount of Guarantees Expiration Per Period
Contingent guarantees:	Total Amounts Committed	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Sports programming rights (d)	$511	$392	$119	$—	$—
Hulu indemnity (e)	115	—	—	115	—
Letters of credit and other	62	62	—	—	—

	$688	$454	$119	$115	$—

(a)

The transponder service agreements represent approximately $1.8 billion of the total amounts committed and the balance includes leases for office facilities, equipment and microwave transmitters used to carry broadcast signals. These leases, which are classified as operating leases, expire at certain dates through fiscal 2036. Included in the total amounts committed of $2.4 billion, are $225 million of office facilities that have been sub-leased to News Corp.

(b)

Under the Company’s contract with the NFL, remaining future minimum payments for program rights to broadcast certain football games are payable over the remaining term of the contract through fiscal 2022.

The Company’s contract with the MLB gives the Company rights to broadcast certain regular season and post season games, as well as exclusive rights to broadcast MLB’s World Series and All-Star Game through the 2021 MLB season.

The Company’s contracts with NASCAR give the Company rights to broadcast certain races and ancillary content through calendar year 2022.

Under the Company’s contracts with certain collegiate conferences, remaining future minimum payments for program rights to broadcast certain sporting events are payable over the remaining terms of the contracts.

Under the Company’s contract with Italy’s National League Football, remaining future minimum payments for programming rights to broadcast National League Football matches are payable over the remaining term of the contract through August 2015.

Under the Company’s contract with the Board of Control for Cricket in India (“BCCI”), remaining future minimum payments for program rights to broadcast international and domestic cricket matches and series are payable over the remaining term of the contract through fiscal 2018.

In addition, the Company has certain other local sports broadcasting rights.

(c)	Primarily includes obligations relating to distribution agreements, marketing agreements and television rating services.
(d)	In connection with the agreement with BCCI, the Company was required to obtain a bank guarantee covering its programming rights obligation.
(e)

In October 2012, Hulu redeemed Providence Equity Partners’ equity interest for $200 million. In connection with the transaction, Hulu incurred a charge primarily related to employee equity-based compensation. Accordingly, the Company recorded approximately $60 million to reflect its share of the charge in the second quarter of fiscal 2013. The Company has guaranteed $115 million of Hulu’s $338 million five-year term loan which was used by Hulu, in part, to finance the transaction. The fair value of this guarantee was calculated using level 3 inputs and was included in the consolidated balance sheet in other liabilities. In July 2013, the Company invested an additional $125 million in Hulu and has committed to invest an additional $125 million in Hulu to maintain its ownership percentage of approximately 33%. The Company will continue to account for its interest in Hulu as an equity method investment.

The table excludes the Company’s pension, other postretirement benefits (“OPEB”) obligations and the gross unrecognized tax benefits for uncertain tax positions as the Company is unable to reasonably predict the ultimate amount and timing. The Company made contributions of $95 million and $255 million to its pension plans in fiscal 2013 and fiscal 2012, respectively. The majority of these contributions were voluntarily made to improve the funding status of the plans. Future plan contributions are dependent upon actual plan asset returns and interest rates and statutory requirements. Assuming that actual plan asset returns are consistent with the Company’s expected plan returns in fiscal 2013 and beyond, and that interest rates remain constant, the Company would not be required to make any material contributions to its U.S. pension plans for the immediate future. Required pension plan contributions for the next fiscal year are not expected to be material but the Company may make voluntary contributions in future periods. Payments due to participants under the Company’s pension plans are primarily paid out of underlying trusts. Payments due under the Company’s OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company’s pension plans. The Company expects its net OPEB payments to not be material in 2014. (See Note 17 to the Consolidated Financial Statements of Twenty-First Century Fox for further discussion of the Company’s pension and OPEB plans.)

Contingencies

Other than as disclosed in the notes to the accompanying consolidated financial statements, the Company is party to several other purchase and sale arrangements which become exercisable over the next ten years by the Company or the counter-party to the agreement. None of these arrangements that become or are exercisable in the next twelve months are material. Purchase arrangements that are exercisable by the counter-party to the agreement, and that are outside the sole control of the Company, are accounted for in accordance with ASC 480-10-S99-3A,

“Distinguishing Liabilities from Equity.” Accordingly, the fair values of such purchase arrangements are classified in redeemable noncontrolling interests.

As disclosed in the notes to the accompanying consolidated financial statements, the Company and News Corp are subject to ongoing investigations by U.K. and U.S. regulators and governmental authorities relating to phone hacking, illegal data access and inappropriate payments to officials at The News of the World and The Sun and related matters (the “U.K. Newspaper Matters”). The Company is cooperating with these investigations. It is not possible at this time to estimate the liability, if any, of the Company relating to these investigations.

In connection with the Separation, the Company and News Corp agreed in the Separation and Distribution Agreement that the Company will indemnify News Corp, on an after-tax basis, for payments made after the Separation arising out of civil claims and investigations relating to the U.K. Newspaper Matters, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp (the “Indemnity”). Upon Separation, the parent-subsidiary relationship between the Company and News Corp no longer exists and, as such, the Indemnity is subject to recognition under ASC 460 by the Company. As of June 30, 2013, the Company recognized approximately $40 million related to the fair value of amounts accrued by News Corp as of the date of the Separation which are expected to be covered by the Indemnity and has provided an additional $110 million for the fair value of expected future payments to be made under the Indemnity. If additional information becomes available, the Company will update the liability provision for the Indemnity. Any changes to the fair value of the liability provision for the Indemnity in the future will impact the results of operations for that period. The liability provision for the Indemnity was estimated by probability weighting expected payments to be made to News Corp under such Agreement and discounting probability-weighted expected payments to the valuation date, using a discount rate based on the Company’s cost of debt.

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

CRITICAL ACCOUNTING POLICIES

An accounting policy is considered to be critical if it is important to the Company's financial condition and results and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by management of the Company and the related disclosures have been reviewed with the Audit Committee of the Company’s Board of Directors. For the Company's summary of significant accounting policies, see Note 2 to the Consolidated Financial Statements of Twenty-First Century Fox.

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

The costs of national sports contracts at FOX and for international sports rights agreements are charged to expense based on the ratio of each current period’s profit for each contract to the estimated total remaining profit for each contract. Estimates of total profit can change and accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material.

The costs of local and regional sports contracts for a specified number of events are amortized on an event-by-event basis, while costs for local and regional sports contracts for a specified season are amortized over the season on a straight-line basis.

In the first quarter of fiscal 2012, the Company voluntarily changed its method of recognizing losses on its multi-year U.S. national sports agreements by no longer accruing for estimated future losses. The Company will, however, continue to recognize programming rights at the lower of unamortized cost or estimated net realizable value in accordance with ASC 920, “Entertainment – Broadcasters” (“ASC 920”). The Company believes that this method is preferable because the change will (1) align the Company’s policy with peer companies in the media industry; (2) result in better correspondence with the substance of the event being recognized as estimated future losses will no longer be recognized; and (3) limit the effect of judgment on any potential impairment loss because the impairment analysis, which involves significant judgment about future revenue and revenue allocations, will only affect programming rights recorded on the balance sheet. Retrospective application of the change in accounting policy had no effect on the consolidated financial statements of the Company for any of the periods presented.

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

Intangible Assets

The Company has a significant amount of intangible assets, including goodwill, film and television libraries, FCC licenses, and other copyright products and trademarks. Intangible assets acquired in business combinations are recorded at their estimated fair value at the date of acquisition. Goodwill is recorded as the difference between the cost of acquiring an entity and the estimated fair values assigned to its tangible and identifiable intangible net assets and is assigned to one or more reporting units for purposes of testing for impairment. The judgments made in determining the estimated fair value assigned to each class of intangible assets acquired, their reporting unit, as well as their useful lives can significantly impact net income.

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

During fiscal 2013, the Company recorded a non-cash goodwill impairment charge of $35 million reflecting the pending sale of a business in its Digital Media Group below its carrying value. The business was subsequently sold in fiscal 2013. As a result of the fiscal 2013 annual impairment review performed, the Company did not record an impairment charge during the fiscal year ended June 30, 2013. The Company determined there are no reporting units with goodwill considered to be at risk and will continue to monitor its goodwill and intangible assets for possible future impairment.

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

The Company maintains defined benefit pension plans covering a significant number of its employees and retirees. The primary plans are closed to new participants. In connection with the Separation, the Company entered into an Employee Matters Agreement with News Corp which provides that employees of News Corp no longer participate in benefit plans sponsored or maintained by the Company as of the Separation date. Upon the Separation, the Company’s plans transferred assets and obligations to the News Corp plans resulting in a net decrease in sponsored pension and postretirement plan obligations of $558 million. Additionally, as a result of the Separation, deferred items of approximately $500 million were transferred to News Corp.

For financial reporting purposes, net periodic pension expense is calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, an expected rate of return on plan assets and mortality. The Company considers current market conditions, including changes in investment returns and interest rates, in making these assumptions. In developing the expected long-term rate of return, the Company considered the pension portfolio's past average rate of returns, and future return expectations of the various asset classes. The expected long-term rate of return is based on an asset allocation assumption of 48% equities, 37% fixed-income securities and 15% in cash and other investments. The mortality assumption reflects the experience of recent studies which indicate improvements in mortality. The assumption selected by the Company assumes there will be continuous improvement in future mortality.

The discount rate reflects the market rate for high-quality fixed-income investments on the Company’s annual measurement date of June 30 and is subject to change each fiscal year. The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. The rate was determined by matching the Company’s expected benefit payments for the primary plans to a hypothetical yield curve developed using a portfolio of several hundred high-quality corporate bonds.

The key assumptions used in developing the Company’s fiscal 2013, 2012 and 2011 net periodic pension expense for its plans consist of the following:

	2013	2012	2011
	($ in millions)
Discount rate used to determine net periodic benefit cost	4.3%	5.7%	5.7%
Assets:
Expected rate of return	7.0%	7.0%	7.0%
Expected return (a)	$110	$185	$171
Actual return (b)	116	68	326

Gain/(Loss)	$6	$(117)	$155
One year actual return	7.8%	2.5%	13.7%
Five year actual return	4.4%	2.6%	4.5%

(a)	Fiscal years ended June 30, 2012 and 2011 include expected returns from discontinued operations of $82 million and $74 million, respectively.
(b)	Fiscal years ended June 30, 2012 and 2011 include actual returns from discontinued operations of $39 million and $157 million, respectively.

The weighted average discount rate is volatile from year to year because it is determined based upon the prevailing rates in the U.S. and Europe as of the measurement date. The Company will utilize a weighted average discount rate of 5.2% in calculating the fiscal 2014 net periodic pension expense for its plans. The Company will use a weighted average long-term rate of return of 7.0% for fiscal 2014 based principally on a combination of asset mix and historical experience of actual plan returns. The accumulated net pre-tax losses on the Company’s pension plans at June 30, 2013 were approximately $625 million which decreased from approximately $1.5 billion at June 30, 2012. This decrease of approximately $900 million was primarily due to the $500 million transfer of deferred items to News Corp, as noted above, and the increase in the discount rate used to measure the benefit obligation at June 30, 2013. The accumulated pre-tax net losses at June 30, 2013 were primarily the result of changes in discount rates and deferred asset losses. Lower discount rates increase present values of benefit obligations and increase the Company’s deferred losses and also increase subsequent-year pension expense. Higher discount rates decrease the present values of benefit obligations and reduce the Company’s accumulated net loss and also decrease subsequent-year pension expense. These deferred losses are being systematically recognized in future net periodic pension expense in accordance with ASC 715, “Compensation—Retirement Benefits.” Unrecognized losses in excess of 10% of the greater of the market-related value of plan assets or the plans’ projected benefit obligation are recognized over the average future service of the plan participants.

The Company made contributions of $275 million, $255 million and $158 million to its pension plans in fiscal 2013, 2012 and 2011, respectively of which $95 million, $207 million and $113 million related to continuing operations, respectively. The majority of these contributions were voluntarily made to improve the funding status of the plans which were impacted by the economic conditions noted above. Future plan contributions are dependent upon actual plan asset returns, statutory requirements and interest rate movements. Assuming that actual plan returns are consistent with the Company’s expected plan returns in fiscal 2013 and beyond, and that interest rates remain constant, the Company would not be required to make any material statutory contributions to its primary U.S. pension plans for the immediate future. The Company will continue to make voluntary contributions as necessary to improve funded status.

Changes in net periodic pension expense may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on PBO
0.25 percentage point decrease in discount rate	Increase $11 million	Increase $91 million
0.25 percentage point increase in discount rate	Decrease $10 million	Decrease $85 million
0.25 percentage point decrease in expected rate of return on assets	Increase $4 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $4 million	—

Fiscal 2014 net periodic pension expense for the Company’s pension plans is expected to be approximately $107 million as compared to $177 million for fiscal 2013. The decrease is primarily related to the increase in discount rate from 4.3% to 5.2%.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements of Twenty-First Century Fox for discussion of recent accounting pronouncements.

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

Foreign Currency Exchange Rates

The Company conducts operations in two principal currencies: the U.S. dollar and the Euro. These currencies operate as the functional currency for the Company’s U.S. and European operations, respectively. Cash is managed centrally within each of the two regions with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, draw downs in the appropriate local currency are available from intercompany borrowings. Since earnings of the Company’s European operations are expected to be reinvested in those businesses indefinitely, the Company does not hedge its investment in the net assets of those foreign operations.

At June 30, 2013, the Company’s outstanding financial instruments with foreign currency exchange rate risk consists of foreign currency forward contracts with a fair value of approximately $3 million and foreign denominated debt with a fair value of $137 million. The aggregate fair value of the foreign denominated debt and foreign currency forward contracts with foreign currency exchange risk at June 30, 2013 and 2012 was $134 million and $147 million, respectively. The aggregate notional amount of the foreign denominated debt and foreign currency forward contracts with foreign currency exchange rate risk at June 30, 2013 and 2012 was $842 million and $447 million, respectively. The increase in notional amounts primarily reflects (i) the net impact of entering into new and settling expiring foreign currency forward contracts and (ii) the consolidation of Sky Deutschland. The potential change in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates at June 30, 2013 and 2012 would be approximately $79 million and $26 million, respectively.

Interest Rates

The Company’s current financing arrangements and facilities include approximately $16,458 million of outstanding fixed-rate debt and the New Credit Agreement, which carries variable interest. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. As of June 30, 2013, substantially all of the Company’s financial instruments with exposure to interest rate risk were denominated in U.S. dollars and had an aggregate fair value of approximately $18,756 million. The potential change in fair market value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $865 million at June 30, 2013.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity method affiliates and had an aggregate fair value of approximately $7,831 million as of June 30, 2013. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $7,048 million. Such a hypothetical decrease would result in a before tax decrease in comprehensive income of approximately $27 million, as any changes in fair value of the Company’s equity method affiliates are not recognized unless deemed other-than-temporary.

Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk at June 30, 2013 or June 30, 2012 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At June 30, 2013, the Company did not anticipate nonperformance by any of the counterparties.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TWENTY-FIRST CENTURY FOX, INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Twenty-First Century Fox, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Twenty-First Century Fox, Inc.’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Twenty-First Century Fox, Inc.;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

•

provide reasonable assurance that receipts and expenditures of Twenty-First Century Fox, Inc. are being made only in accordance with authorization of management and directors of Twenty-First Century Fox, Inc.; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

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

Management, including the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of Twenty-First Century Fox, Inc.’s internal control over financial reporting as of June 30, 2013, based on criteria for effective internal control over financial reporting described in the 1992 “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Twenty-First Century Fox, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of Twenty-First Century Fox, Inc.’s Board of Directors.

Based on this assessment, management determined that, as of June 30, 2013, Twenty-First Century Fox, Inc. maintained effective internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm who audited and reported on the Consolidated Financial Statements of Twenty-First Century Fox, Inc. included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2013, has audited the Company’s internal control over financial reporting. Their report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Twenty-First Century Fox, Inc. (formerly News Corporation):

We have audited Twenty-First Century Fox, Inc.’s internal control over financial reporting as of June 30, 2013, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Twenty-First Century Fox, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Twenty-First Century Fox, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Twenty-First Century Fox, Inc. as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the three years in the period ended June 30, 2013 and our report dated August 16, 2013 expressed an unqualified opinion thereon.

/s/     Ernst & Young LLP

New York, New York

August 16, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Twenty-First Century Fox, Inc. (formerly News Corporation):

We have audited the accompanying consolidated balance sheets of Twenty-First Century Fox, Inc. as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the three years in the period ended June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Twenty-First Century Fox, Inc. at June 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Twenty-First Century Fox, Inc.’s internal control over financial reporting as of June 30, 2013, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated August 16, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New York, New York

August 16, 2013

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the years ended June 30,
	2013	2012	2011
Revenues	$27,675	$25,051	$24,232
Operating expenses	(17,496)	(15,663)	(15,745)
Selling, general and administrative	(4,007)	(3,719)	(3,759)
Depreciation and amortization	(797)	(711)	(777)
Impairment and restructuring charges	(48)	(242)	(288)
Equity earnings of affiliates	655	636	352
Interest expense, net	(1,063)	(1,032)	(962)
Interest income	57	77	75
Other, net	3,760	66	(30)

Income from continuing operations before income tax expense	8,736	4,463	3,098
Income tax expense	(1,690)	(1,094)	(673)

Income from continuing operations	7,046	3,369	2,425
Income (loss) from discontinued operations, net of tax	277	(1,997)	443

Net income	7,323	1,372	2,868
Less: Net income attributable to noncontrolling interests	(226)	(193)	(129)

Net income attributable to Twenty-First Century Fox, Inc. stockholders	$7,097	$1,179	$2,739

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders—basic and diluted	$2.91	$1.27	$0.87
Net income attributable to Twenty-First Century Fox, Inc. stockholders—basic and diluted	$3.03	$0.47	$1.04

The accompanying notes are an integral part of these audited consolidated financial statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the years ended June 30,
	2013	2012	2011
Net Income	$7,323	$1,372	$2,868
Other comprehensive (loss) income:
Foreign currency translation adjustments	(874)	(1,094)	1,908
Unrealized holding (losses) gains on securities	(45)	(11)	88
Benefit plan adjustments	303	(511)	54

Other comprehensive (loss) income	(616)	(1,616)	2,050

Comprehensive income (loss)	6,707	(244)	4,918

Less: Net income attributable to noncontrolling interests (a)	(226)	(193)	(129)
Less: Other comprehensive (income) loss attributable to noncontrolling interests	(15)	5	(15)

Comprehensive income (loss) attributable to Twenty-First Century Fox, Inc. stockholders	$6,466	$(432)	$4,774

(a)

Net income attributable to noncontrolling interests includes $93 million, $75 million and $24 million for the years ended June 30, 2013, 2012 and 2011, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these audited consolidated financial instruments.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of June 30,
	2013	2012
Assets:
Current assets:
Cash and cash equivalents	$6,659	$9,626
Receivables, net	5,459	6,608
Inventories, net	2,784	2,595
Other	665	619

Total current assets	15,567	19,448

Non-current assets:
Receivables	437	387
Investments	3,704	4,968
Inventories, net	5,371	4,596
Property, plant and equipment, net	2,829	5,814
Intangible assets, net	5,064	7,133
Goodwill	17,255	13,174
Other non-current assets	717	1,143

Total assets	$50,944	$56,663

Liabilities and Equity:
Current liabilities:
Borrowings	$137	$273
Accounts payable, accrued expenses and other current liabilities	4,434	5,405
Participations, residuals and royalties payable	1,663	1,691
Program rights payable	1,524	1,368
Deferred revenue	677	880

Total current liabilities	8,435	9,617

Non-current liabilities:
Borrowings	16,321	15,182
Other liabilities	3,264	3,650
Deferred income taxes	2,280	2,388
Redeemable noncontrolling interests	519	641
Commitments and contingencies
Equity:
Class A common stock (a)	15	15
Class B common stock (b)	8	8
Additional paid-in capital	15,840	16,140
Retained earnings and accumulated other comprehensive income	1,135	8,521

Total Twenty-First Century Fox, Inc. stockholders' equity	16,998	24,684
Noncontrolling interests	3,127	501

Total equity	20,125	25,185

Total liabilities and equity	$50,944	$56,663

(a)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,517,670,765 shares and 1,584,519,372 shares issued and outstanding, net of 123,687,371 and 1,775,983,637 treasury shares at par at June 30, 2013 and 2012, respectively.

(b)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 356,993,807 and 313,721,702 treasury shares at par at June 30, 2013 and 2012, respectively.

The accompanying notes are an integral part of these audited consolidated financial statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the years ended June 30,
	2013	2012	2011
Operating activities:
Net income	$7,323	$1,372	$2,868
Less: Income (loss) from discontinued operations, net of tax	277	(1,997)	443

Income from continuing operations	7,046	3,369	2,425
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	797	711	777
Amortization of cable distribution investments	89	88	92
Equity earnings of affiliates	(655)	(636)	(352)
Cash distributions received from affiliates	324	281	252
Impairment charges	35	201	168
Other, net	(3,760)	(66)	30
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(127)	(734)	248
Inventories, net	(1,035)	(393)	(614)
Accounts payable and other liabilities	288	13	12

Net cash provided by operating activities from continuing operations	3,002	2,834	3,038

Investing activities:
Property, plant and equipment	(622)	(564)	(622)
Acquisitions, net of cash acquired	(606)	(450)	(434)
Investments in equity affiliates	(502)	25	(319)
Other investments	(152)	(181)	(323)
Proceeds from dispositions	1,968	404	329

Net cash provided by (used in) investing activities from continuing operations	86	(766)	(1,369)

Financing activities:
Borrowings	1,277	—	2,455
Repayment of borrowings	(754)	(35)	(541)
Issuance of shares	203	167	12
Repurchase of shares	(2,026)	(4,589)	—
Dividends paid	(613)	(580)	(490)
Purchase of subsidiary shares from noncontrolling interest	(163)	(65)	(103)
Sale of subsidiary shares to noncontrolling interest	93	—	50
Distribution to News Corporation	(2,588)	—	—

Net cash (used in) provided by financing activities from continuing operations	(4,571)	(5,102)	1,383

Net (decrease) increase in cash and cash equivalents from discontinued operations	(1,431)	288	532

Net (decrease) increase in cash and cash equivalents	(2,914)	(2,746)	3,584
Cash and cash equivalents, beginning of year	9,626	12,680	8,709
Exchange movement on opening cash balance	(53)	(308)	387

Cash and cash equivalents, end of year	$6,659	$9,626	$12,680

The accompanying notes are an integral part of these audited consolidated financial statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(IN MILLIONS)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings and Accumulated Other Comprehensive Income	Total Twenty-First Century Fox Equity	Noncontrolling Interests (a)	Total Equity
	Shares	Amount	Shares	Amount
Balance June 30, 2010	1,822	$18	799	$8	$17,408	$8,242	$25,676	$428	$26,104
Net income	—	—	—	—	—	2,739	2,739	131	2,870
Other comprehensive income	—	—	—	—	—	2,035	2,035	14	2,049
Dividends declared	—	—	—	—	—	(396)	(396)	—	(396)
Shares issued	6	—	—	—	82	—	82	—	82
Change in value of noncontrolling interest and other	—	—	—	—	(55)	(12)	(67)	5	(62)

Balance, June 30, 2011	1,828	$18	799	$8	$17,435	$12,608	$30,069	$578	$30,647
Net income	—	—	—	—	—	1,179	1,179	153	1,332
Other comprehensive (loss) income	—	—	—	—	—	(1,611)	(1,611)	(5)	(1,616)
Dividends declared	—	—	—	—	—	(455)	(455)	—	(455)
Shares (purchased) issued, net (b)	(243)	(3)	—	—	(1,471)	(2,867)	(4,341)	—	(4,341)
Change in value of noncontrolling interest and other	—	—	—	—	176	(333)	(157)	(225)	(382)

Balance, June 30, 2012	1,585	$15	799	$8	$16,140	$8,521	$24,684	$501	$25,185
Net income	—	—	—	—	—	7,097	7,097	133	7,230
Other comprehensive (loss) income	—	—	—	—	—	(631)	(631)	15	(616)
Distribution to News Corp	—	—	—	—	13	(12,028)	(12,015)	(110)	(12,125)
Dividends declared	—	—	—	—	—	(398)	(398)	—	(398)
Shares (purchased) issued, net (b)	(69)	—	—	—	(253)	(1,472)	(1,725)	—	(1,725)
Change in value of noncontrolling interest and other(c)	—	—	—	—	(60)	46	(14)	2,588	2,574

Balance, June 30, 2013	1,516	$15	799	$8	$15,840	$1,135	$16,998	$3,127	$20,125

(a)

Net income attributable to noncontrolling interests excludes $93 million, $75 million and $24 million relating to redeemable noncontrolling interests which is reflected in temporary equity for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. Foreign currency translation adjustments exclude nil for the fiscal years ended June 30, 2013 and 2012, respectively and $1 million for the fiscal year ended June 30, 2011 relating to redeemable noncontrolling interests. Other activity attributable to noncontrolling interests excludes $215 million, $324 million and $(108) million relating to redeemable noncontrolling interests for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

(b)	Shares repurchased are retired.
(c)	The fiscal 2013 change includes the fair value of the Company’s noncontrolling interest in Sky Deutschland.

The accompanying notes are an integral part of these audited consolidated financial statements.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

Twenty-First Century Fox, Inc. and its subsidiaries (formerly known as News Corporation) (together, “Twenty-First Century Fox” or the “Company”) is a Delaware corporation. On June 28, 2013, the Company completed the separation of its business into two independent publicly traded companies (the “Separation”) by distributing to its stockholders all of the outstanding shares of the new News Corporation (“News Corp”) (See Note 4 – Discontinued Operations). The Company retained its interests in a global portfolio of media and entertainment assets spanning six continents. News Corp holds the Company’s former businesses including newspapers, information services and integrated marketing services, digital real estate services, book publishing, digital education and sports programming and pay-TV distribution in Australia. The Company completed the Separation by distributing to its stockholders one share of News Corp Class A common stock for every four shares of the Company’s Class A common stock held on June 21, 2013, and one share of News Corp Class B common stock for every four shares of the Company’s Class B common stock held on June 21, 2013. The Company’s stockholders received cash in lieu of fractional shares. Following the Separation the Company does not beneficially own any shares of News Corp Class A common stock or News Corp Class B common stock. While the Separation was completed on June 28, 2013, these financial statements describe the Company giving effect to the Separation, except where stated otherwise. The Company has also realigned its reporting segments following the Separation and has reflected these changes for all periods presented. (See Note 19 – Segment Information)

Twenty-First Century Fox is a diversified global media and entertainment company, which manages and reports its businesses in five segments: Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems and direct broadcast satellite (“DBS”) operators and telecommunication companies primarily in the U.S., Latin America, Europe and Asia; Television, which principally consists of the broadcasting of network programming in the U.S. and the operation of 28 full power broadcast television stations, including 10 duopolies, in the U.S. (of these stations, 18 are affiliated with the Fox Broadcasting Company (“FOX”) and 10 are affiliated with Master Distribution Service, Inc. (“MyNetworkTV”) programming distribution service); Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production of original television programming worldwide; Direct Broadcast Satellite Television, which consists of the distribution of programming services via satellite and broadband directly to subscribers in Italy, Germany and Austria; and Other, Corporate and Eliminations, which principally consists of corporate overhead and eliminations and other businesses.

Effective June 28, 2013, the Separation qualified for discontinued operations treatment in accordance with Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations” (“ASC 205-20”), and accordingly the Company has deconsolidated News Corp’s balance sheet as of June 30, 2013, and presented its results for the three years in the period ended June 30, 2013 as discontinued operations on the statements of operations and cash flows. The Company has reflected the Separation as a distribution on the statement of equity as of June 30, 2013. The footnotes to the financial statements have also been revised accordingly.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of all majority-owned and controlled subsidiaries. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) ASC 810-10,

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

“Consolidation” (“ASC 810-10”), and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is consolidated in accordance with ASC 810-10. All significant intercompany accounts and transactions have been eliminated in consolidation, including the intercompany portion of transactions with equity method investees.

Changes in the Company’s ownership interest in a consolidated subsidiary where a controlling financial interest is retained are accounted for as a capital transaction. When the Company ceases to have a controlling interest in a consolidated subsidiary the Company will recognize a gain or loss in net income upon deconsolidation.

The Company evaluates whether a Twenty-First Century Fox entity or interest is a variable interest entity (“VIE”) and whether the Company is the primary beneficiary. Consolidation is required if both of these criteria are met. The Company's majority owned subsidiary, Sky Deutschland AG (“Sky Deutschland”) is considered a VIE. (See Note 7 – Investments) The Company also has an investment in a VIE that it consolidates; however, the assets, liabilities, net income and cash flows attributable to this entity were not material to the Company in any of the periods presented.

As of June 30, 2013, the Company owns a 33% interest in Hulu LLC (“Hulu”) which is considered a VIE. The Company's risk of loss related to this investment is $115 million, the portion of Hulu's debt that it guarantees. (See Note 16 – Commitments and Contingencies)

The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2013 and fiscal 2012 included 52 weeks, while fiscal 2011 included 53 weeks with the 53rd week falling in the fourth fiscal quarter. All references to June 30, 2013, June 30, 2012 and June 30, 2011 relate to the twelve month periods ended June 30, 2013, July 1, 2012 and July 3, 2011, respectively. For convenience purposes, the Company continues to date its financial statements as of June 30.

Reclassifications and adjustments

Certain fiscal 2012 and 2011 amounts have been reclassified to conform to the fiscal 2013 presentation. As a result of the Separation, News Corp has been classified as discontinued operations for all periods presented. (See Note 4—Discontinued Operations) Unless indicated otherwise, the information in the notes to the consolidated financial statements relates to the Company’s continuing operations.

As noted above, the Company has realigned its reporting segments following the Separation, has reflected the changes noted above and the Other segment has been renamed; Other, Corporate and Eliminations. This segment includes costs not directly associated with an operating segment, such as corporate overhead and eliminations. (See Note 19—Segment Information)

Use of estimates

The preparation of the Company’s Consolidated Financial Statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company has receivables with original maturities greater than one year in duration principally related to the Company’s sale of program rights in the television syndication markets within the Filmed Entertainment segment. Allowances for credit losses are established against these non-current receivables as necessary. As of June 30, 2013 and 2012 these allowances were not material.

Receivables, net consist of:

	As of June 30,
	2013	2012
	(in millions)
Total receivables	$6,795	$6,415
Allowances for returns and doubtful accounts	(899)	(800)

Total receivables, net from continuing operations	5,896	5,615
Total receivables, net from discontinued operations	—	1,380

Total receivables, net	5,896	6,995
Less: current receivables, net	(5,459)	(6,608)

Non-current receivables, net	$437	$387

Inventories

Filmed Entertainment Costs:

In accordance with ASC 926, “Entertainment –Films” (“ASC 926”), Filmed Entertainment costs include capitalized production costs, overhead and capitalized interest costs, net of any amounts received from outside investors. These costs, as well as participations and talent residuals, are recognized as operating expenses on an individual film or network series based on the ratio that fiscal 2013’s gross revenues bear to management’s estimate of total remaining ultimate gross revenues. Television production costs incurred in excess of the amount of revenue contracted for each episode in the initial market are expensed as incurred on an episode-by-episode basis. Estimates for initial syndication and basic cable revenues are not included in the estimated lifetime revenues of network series until such sales are probable. Television production costs incurred subsequent to the establishment of secondary markets are capitalized and amortized. Marketing costs and development costs under

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

term deals are charged as operating expenses as incurred. Development costs for projects not produced are written-off at the earlier of the time the decision is made not to develop the story or after three years.

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

Programming Costs:

In accordance with ASC 920, “Entertainment—Broadcasters,” costs incurred in acquiring program rights or producing programs for the Television, Direct Broadcast Satellite Television and Cable Network Programming segments are capitalized and amortized over the license period or projected useful life of the programming. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing. Television broadcast network and original cable programming are amortized on an accelerated basis. The Company has single and multi-year contracts for broadcast rights of programs and sporting events. At the inception of these contracts and at least annually, the Company evaluates the recoverability of the unamortized costs associated therewith, using aggregate estimated advertising and other revenues directly attributable to the program material and related expenses. Where an evaluation indicates that a multi-year contract will result in an asset that is not recoverable, additional amortization is provided. The costs of national sports contracts at FOX are charged to expense based on the ratio of each current period’s profit for each contract to the estimated total remaining profit for each contract. Estimates of total profit can change and, accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over an estimated useful life of 3 to 40 years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with the repair and maintenance of property are expensed as incurred. Changes in circumstances, such as technological advances or changes to the Company’s business model or capital strategy, could result in the actual useful lives differing from the Company’s estimates. In those cases where the Company determines that the useful life of buildings and equipment should be shortened, the Company would depreciate the asset over its revised remaining useful life, thereby increasing depreciation expense.

Goodwill and intangible assets

The Company has a significant amount of intangible assets, including goodwill, film and television libraries, Federal Communications Commission (“FCC”) licenses, and other copyright products and trademarks. Goodwill is recorded as the difference between the cost of acquiring entities and amounts assigned to their tangible and identifiable intangible net assets. In accordance with ASC 350, the Company’s goodwill and indefinite-lived intangible assets, which primarily consist of FCC licenses, are tested annually for impairment or earlier if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Intangible assets with finite lives are generally amortized over their estimated useful lives. The impairment assessment of indefinite-lived intangibles compares the fair value of these intangible assets to their carrying value.

The Company's goodwill impairment reviews are determined using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not impaired and the second step of the impairment review is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment review is required to be performed to estimate the implied fair value of the reporting unit's goodwill. The implied fair value of the reporting unit's goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

When a business within a reporting unit is disposed of, goodwill is allocated to the disposed business using the relative fair value method.

Asset impairments

Investments

Equity method investments are regularly reviewed for impairment by initially comparing their fair value to their respective carrying amounts each quarter. The Company determines the fair value of its public company

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company regularly reviews available-for-sale investment securities for other-than-temporary impairment based on criteria that include the extent to which the investment's carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold until recovery and the financial strength and specific prospects of the issuer of the security.

The Company regularly reviews investments accounted for at cost for other-than-temporary impairment based on criteria that include the extent to which the investment's carrying value exceeds its related estimated fair value, the duration of the estimated fair value decline, the Company’s ability to hold until recovery and the financial strength and specific prospects of the issuer of the security.

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

Guarantees

The Company follows ASC 460, “Guarantees” (“ASC 460”). ASC 460 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. Subsequently, the initial liability recognized for the guarantee is generally reduced as the Company is released from the risk under the guarantee. The Company periodically reviews the facts and circumstances pertaining to its guarantees in determining the level of related risk.

Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the fees are fixed or determinable, the product or service has been delivered and collectability is reasonably assured. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company classifies the amortization of cable distribution investments (capitalized fees paid to multi-channel video programming distributors to facilitate carriage of a cable network) against revenue in accordance with ASC 605-50, “Revenue Recognition - Customer Payments and Incentives.” The Company defers the cable distribution investments and amortizes the amounts on a straight-line basis over the contract period.

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

The Company earns and recognizes revenues as a distributor on behalf of third parties. In such cases, determining whether revenue should be reported on a gross or net basis is based on management’s assessment of whether the Company acts as the principal or agent in the transaction. To the extent the Company acts as the principal in a transaction, revenues are reported on a gross basis. Determining whether the Company acts as principal or agent in a transaction involves judgment and is based on an evaluation of whether we have the substantial risks and rewards of ownership under the terms of an arrangement.

Sales returns

Consistent with industry practice, products such as home entertainment and other products are sold with the right of return. The Company records, as a reduction of revenue, the estimated impact of such returns. In determining the estimate of product sales that will be returned, management analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s product. Based on this information, management reserves a percentage of each dollar of product sales that provide the customer with the right of return.

Multiple element arrangements

The Company periodically enters into arrangements with customers that contain multiple products and services. Revenues derived from such arrangements are allocated, where appropriate, based on the relative selling price of each delivered item and recognized in accordance with the applicable revenue recognition criteria for the specific unit of accounting.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Direct Broadcast Satellite Television programming expense and subscriber acquisition costs

Programming expenses of the Direct Broadcast Satellite Television segment are the fees paid to vendors to license the programming distributed to customers. These programming expenses are recognized at the time the Company distributes the related programming. Contracts with vendors are generally multi-year agreements that provide for the Company to make payments at agreed upon rates based on the number of subscribers.

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

Advertising expenses

The Company expenses advertising costs as incurred, including advertising expenses for theatrical and television product in accordance with ASC 720-35, “Other Expenses - Advertising Cost.” Advertising expenses recognized totaled $2.2 billion, $1.9 billion and $2.2 billion for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

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

Capitalization of interest

Interest cost on funds invested in major projects with substantial development and construction phases are capitalized until operations commence. Once operations commence, the interest costs are expensed as incurred. Capitalized interest is amortized over future periods on a basis consistent with that of the project to which it relates. Total interest capitalized was $41 million, $42 million and $44 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. Amortization of capitalized interest was $45 million, $96 million and $56 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. For all three periods, capitalization of interest related to discontinued operations is immaterial.

Income taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established where management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries to the extent amounts are reinvested indefinitely.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Earnings per share

Basic earnings per share for the Class A common stock, par value $0.01 per share (“Class A Common Stock”), and Class B common stock, par value $0.01 per share (“Class B Common Stock”) is calculated by dividing Net income (loss) attributable to Twenty-First Century Fox stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding. Diluted earnings per share for Class A Common Stock and Class B Common Stock is calculated similarly, except that the calculation includes the dilutive effect of the assumed issuance of shares issuable under the Company's equity based compensation plans.

Equity based compensation

The Company accounts for share-based payments in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. ASC 718 establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. (See Note 14—Equity Based Compensation)

Financial Instruments and Derivatives

ASC 815, “Derivatives and Hedging” (“ASC 815”), requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet at fair value as either an asset or a liability. (See Note 8—Fair Value) ASC 815 also requires that changes in the fair value of recorded derivatives be recognized currently in earnings unless specific hedge accounting criteria are met.

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

The Company uses financial instruments designated as cash flow hedges to hedge its limited exposures to foreign currency exchange risks associated with the costs for producing or acquiring films and television programming abroad. All cash flow hedges are recorded at fair value on the consolidated balance sheets. (See Note 8—Fair Value) The effective changes in fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income with foreign currency translation adjustments. Amounts are reclassified from accumulated other comprehensive income when the underlying hedged item is recognized in earnings. If derivatives are not designated as hedges, changes in fair value are recorded in earnings as Other, net in the consolidated statements of operations.

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In the first quarter of fiscal 2013, the Company adopted Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

requires an entity to present total comprehensive income, the components of net income and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of ASU 2011-05 resulted in two separate but consecutive statements.

In the first quarter of fiscal 2013, the Company adopted ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). Under ASU 2011-08 the Company has the option to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary.

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

Issued

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”), which permits an entity to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit’s indefinite-lived intangible asset is less than the asset’s carrying value before applying a quantitative impairment assessment. If it is determined through the qualitative assessment that the fair value of a reporting unit’s indefinite-lived intangible asset is more likely than not greater than the asset’s carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2012-02 is effective for the Company for annual and interim indefinite-lived intangible asset impairment tests performed beginning July 1, 2013, however, early adoption is permitted. The Company does not expect the adoption of this standard to have any significant impact on the consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, it requires the Company to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, the Company is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for the Company for interim reporting periods beginning July 1, 2013, however, early adoption is permitted. The Company does not expect the adoption of this standard to have any significant impact on the consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NOTE 3. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Fiscal 2013

Acquisitions

During the fiscal year ended June 30, 2013, the Company completed a number of acquisitions as more fully described below. All of the Company’s acquisitions were accounted for under Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”), which requires, among other things, that an acquirer (i) remeasure any previously held equity interest in an acquiree at its acquisition date fair value and recognize any resulting gains or losses in earnings and (ii) record any noncontrolling interests in an acquiree at their acquisition date fair values. Accordingly, some of these transactions described below resulted in the recognition of remeasurement gains since the Company acquired control of an acquiree in stages. Further, other transactions described below involved the Company acquiring control with an ownership stake of less than 100%. In those instances, the allocation of the excess purchase price reflects 100% of the fair value of the acquiree with the noncontrolling interests recorded at fair value.

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

For the fiscal year ended June 30, 2013, the below acquisitions contributed approximately $1.3 billion in revenues and $150 million in Segment OIBDA to the Company’s consolidated results of operations and approximately $500 million of goodwill that is deductible for tax purposes based upon preliminary allocations.

Eredivisie Media & Marketing

In November 2012, the Company acquired a controlling 51% ownership stake in Eredivisie Media & Marketing CV (“EMM”) for approximately $350 million, of which $325 million was cash and $25 million was

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

contingent consideration. EMM is a media company that holds the collective media and sponsorship rights of the Dutch Premier League. The remaining 49% of EMM, which is owned by the Dutch Premier League and the global TV production company Endemol, has been recorded at its acquisition date fair value. In accordance with ASC 350, the excess purchase price, based on a valuation of 100% of EMM, of approximately $670 million has been preliminarily allocated as follows: $325 million to amortizable intangible assets, primarily customer relationships, with useful lives ranging from 6 to 20 years, and approximately $345 million representing the goodwill on the transaction.

Fox Sports Asia (formerly ESPN Star Sports)

In November 2012, the Company acquired the remaining 50% interest in ESPN STAR Sports, now operating as Fox Sports Asia, that it did not already own for approximately $220 million, net of cash acquired. Fox Sports Asia is a leading sports broadcaster in Asia and the Company now, through its wholly owned subsidiaries, owns 100% of Fox Sports Asia. The carrying amount of the Company’s previously held equity interest in Fox Sports Asia was revalued to fair value as of the acquisition date, resulting in a non-taxable gain of approximately $174 million which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2013. In accordance with ASC 350, the aggregate excess purchase price, including the revalued previously held investment, of approximately $870 million has been preliminarily allocated as follows: $190 million to amortizable intangible assets, primarily MSO agreements, with useful lives ranging from 8 to 15 years and approximately $680 million representing the goodwill on the transaction.

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

Sky Deutschland

During the third quarter of fiscal 2013, the Company obtained the power to control Sky Deutschland AG (“Sky Deutschland”) through the acquisition of an additional 5% ownership interest that increased the Company’s ownership interest to 55%. The remaining 45% noncontrolling interests in Sky Deutschland have been recorded at its fair value of approximately $2.4 billion, based on the closing price of its shares on the Frankfurt Stock Exchange on the date majority control was acquired (a Level 1 measurement as defined in Note 8 – Fair Value). The carrying amount of the Company’s previously held equity interest in Sky Deutschland was revalued to fair value as of the acquisition date, resulting in a gain of approximately $2.1 billion which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2013. In accordance with ASC 350, the aggregate excess purchase price, including the revalued previously held investment, of $5.6 billion has been preliminarily allocated to goodwill and is not being amortized. The results of Sky Deutschland are included in the Company’s consolidated results of operations beginning in January 2013. (See Note 7—Investments)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other

In May 2012, the Company renewed its existing FOX affiliation agreement with a major FOX affiliate group (“Network Affiliate”). As part of the transaction, the Company received cash consideration of $50 million and the Network Affiliate had an option to buy the Company’s Baltimore station. Network Affiliate exercised its option to purchase the Baltimore television station and the Company recognized a loss of $92 million which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2013. The Company is amortizing the $50 million received from the Network Affiliate over the term of the affiliation agreement.

Fiscal 2012

Acquisitions

In December 2011, the Company acquired the 67% equity interest it did not already own in Fox Pan American Sports LLC, doing business as Fox Sports Latin America (“FSLA”), for approximately $400 million. FSLA, an international sports programming and production entity, which owns and operates Fox Sports Latin America network, a Spanish and Portuguese-language sports network distributed to subscribers in certain Caribbean and Central and South American nations, and partially through its ownership in FSLA, a 53% interest in Fox Deportes, a Spanish-language sports programming service distributed in the U.S. As a result of this transaction, the Company now owns 100% of FSLA and Fox Deportes. Accordingly, the Company changed its accounting for FSLA from an equity method investment to a consolidated subsidiary beginning in December 2011. The acquisition of FSLA supports the Company’s strategic priority of increasing its brand presence and reach in key international markets.

The FSLA acquisition was accounted for in accordance with ASC 805. The carrying amount of the Company’s previously held equity interest in FSLA was revalued to fair value at the acquisition date, resulting in a non-taxable gain of approximately $158 million which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2012.

The Company finalized the purchase accounting for FSLA in the second quarter of fiscal 2013 with approximately $280 million allocated to finite-lived intangible assets with useful lives ranging from 5 to 15 years and approximately $320 million allocated to goodwill which will not be amortized. The goodwill reflects the synergies and increased market penetration expected from combining the operations of FSLA and the Company.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other

In fiscal 2012, the Company entered into an asset acquisition agreement with a third party in exchange for a noncontrolling ownership interest in one of the Company’s majority-owned RSNs. The noncontrolling shareholder has a put option related to its ownership interest that is exercisable beginning in fiscal 2015. Since redemption of the noncontrolling interest is outside of the control of the Company, the Company has accounted for this put option in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99-3A”), and has recorded the put option at its fair value as a redeemable noncontrolling interest in the consolidated balance sheets.

Fiscal 2011

Acquisitions

In fiscal 2011, the Company acquired an additional interest in Asianet Communications Limited (“Asianet”), an Asian general entertainment television joint venture, for approximately $92 million in cash. As a result of this transaction, the Company increased its interest in Asianet to 75% from the 51% it owned at June 30, 2010. In fiscal 2013, the Company acquired an additional 12% interest in Asianet for approximately $160 million.

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

In April 2011, the Company acquired Shine Limited (“Shine”), an international television production company, for cash. The total consideration for this acquisition included (i) approximately $480 million for the acquisition of the equity, of which approximately $60 million was set aside in escrow to satisfy any indemnification obligations, (ii) the repayment of Shine’s outstanding debt of approximately $135 million and (iii) net liabilities assumed. Elisabeth Murdoch, Chairman and Chief Executive Officer of Shine, and daughter of Mr. K. R. Murdoch and sister of Messrs. Lachlan and James Murdoch, received approximately $214 million in cash at closing in consideration for her majority ownership interest in Shine, and the proportionate share of amounts released from escrow.

Dispositions

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. DISCONTINUED OPERATIONS

Separation of News Corp

On June 28, 2013, the Company completed the Separation of its business into two independent publicly traded companies by distributing to its stockholders all of the outstanding shares of News Corp. The Company retained its interests in a global portfolio of media and entertainment assets spanning six continents. News Corp holds the Company’s former businesses including newspapers, information services and integrated marketing services, digital real estate services, book publishing, digital education and sports programming and pay-TV distribution in Australia. The Company completed the Separation by distributing to its stockholders one share of News Corp Class A common stock for every four shares of the Company’s Class A common stock held on June 21, 2013, and one share of News Corp Class B common stock for every four shares of the Company’s Class B common stock held on June 21, 2013. The Company’s stockholders received cash in lieu of fractional shares. Following the Separation the Company does not beneficially own any shares of News Corp Class A common stock or News Corp Class B common stock.

Effective June 28, 2013, the Separation qualified for discontinued operations treatment in accordance with ASC 205-20 and accordingly the Company has deconsolidated News Corp’s balance sheet as of June 30, 2013, and presented its results for the three years in the period ended June 30, 2013 as discontinued operations on the statements of operations and cash flows. The Company has reflected the Separation as a distribution on the statement of equity as of June 30, 2013. The footnotes to the financial statements have also been revised accordingly.

Under the separation and distribution agreement, the Company agreed to provide a cash contribution to News Corp immediately prior to the Separation so that as of the Separation News Corp would have approximately $2.6 billion of cash on hand. Accordingly, immediately prior to the Separation the Company distributed approximately $2.4 billion to News Corp, which was comprised of $1.6 billion in cash funding and approximately $800 million that was held by News Corp’s subsidiaries immediately prior to the Separation. The Company expects to make a final cash distribution of approximately $200 million, subject to adjustment pursuant to the separation and distribution agreement, within the next three months and has included this amount in Other current assets and a corresponding payable in Other current liabilities in the Company’s consolidated balance sheet for the fiscal year ended June 30, 2013.

Separation and Distribution Agreement

The Company entered into a separation and distribution agreement with News Corp which sets forth, among other things, the parties’ agreements regarding the principal transactions necessary to effect the Separation.

The separation and distribution agreement provides for the transfers of entities and their related assets and liabilities so that as of the Separation the Company and News Corp each consists of the entities associated with the businesses described above. The separation and distribution agreement also provides that the Company will indemnify News Corp, on an after-tax basis, for payments made after the Separation arising out of civil claims and investigations relating to the U.K. Newspaper Matters (as defined below), as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp. U.K. Newspaper Matters refers to ongoing investigations by U.K. and U.S. regulators and governmental authorities relating to phone hacking, illegal data access and inappropriate payments to public officials at The News of the World and The Sun and related matters. In addition, the separation and

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

distribution agreement governs the Company’s and News Corp’s agreements with regard to each party’s ability to comply with certain statutes or rules and regulations promulgated by the Federal Communications Commission. (See Note 16—Commitments and Contingencies)

Tax Sharing and Indemnification Agreement

The Company entered into a tax sharing and indemnification agreement with News Corp that governs the Company’s and News Corp’s respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns. Under the tax sharing and indemnification agreement, News Corp will generally indemnify the Company against taxes attributable to News Corp’s assets or operations for all tax periods or portions thereof after the Separation. For taxable periods or portions thereof prior to the Separation, the Company will generally indemnify News Corp against U.S. consolidated and combined taxes attributable to such periods, and News Corp will indemnify the Company against News Corp’s separately filed U.S. state and foreign taxes and foreign consolidated and combined taxes for such periods. The tax sharing and indemnification agreement also provides that the proceeds, if any, from the refunds of certain foreign taxes (plus interest) of a subsidiary of News Corp that were claimed prior to the Separation are to be paid to the Company, net of certain taxes. The Company has not recognized an asset since such amounts are currently being disputed by the foreign tax authority and the resolution is not determinable at this time. (See Note 18—Income Taxes)

Employee Matters Agreement

The Company entered into an employee matters agreement that governs the Company’s and News Corp’s obligations with respect to employment, compensation, benefits and other related matters for employees of certain of News Corp’s U.S.-based businesses (the “Employee Matters Agreement”). In general, the Employee Matters Agreement addresses matters relating to employees transferring to News Corp’s U.S. businesses and former News Corp employees of those businesses that participated in the Company’s retirement plans (including postretirement benefits) and welfare programs, which were retained by the Company following the distribution. The Employee Matters Agreement also addresses equity compensation matters relating to employees of both companies.

Summarized Financial Information

The following table presents the carrying value of assets and liabilities of News Corp, reflected in the Company’s consolidated balance sheet as of June 30, 2012 (in millions):

Total current assets	$3,038
Total non-current assets	10,014

Total assets	$13,052

Total current liabilities	$2,085
Total non-current liabilities	1,739

Total liabilities	$3,824

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenues and income from discontinued operations related to News Corp were as follows:

	For the years ended June 30,
	2013	2012	2011
	(in millions)
Revenues	$8,891	$8,655	$9,173

Income (loss) before income tax (expense) benefit	$240	$(2,251)	$1,079

Income tax benefit (expense)	$365	$289	$(356)

Income (loss) from discontinued operations, net of tax(a)	$277	$(1,997)	$697

(a)	Includes accounting, legal, consulting and advisory fees incurred in connection with the Separation for the fiscal year ended June 30, 2013 of approximately $170 million.

Cash flows from discontinued operations related to News Corp were as follows:

	For the years ended June 30,
	2013	2012	2011
Net cash provided by operating activities from discontinued operations	$506	$956	$1,433
Net cash used in investing activities from discontinued operations	(1,674)	(655)	(878)
Net cash used in financing activities from discontinued operations	(263)	(13)	(23)

Net (decrease) increase in cash and cash equivalents from discontinued operations	$(1,431)	$288	$532

News Corp Transactions Prior to the Separation

Prior to the Separation, the Company’s former businesses that are now subsidiaries of News Corp entered into the following transactions;

Fiscal 2013

Acquisitions

In July 2012, News Corp acquired Thomas Nelson, Inc., one of the leading Christian book publishers in the U.S., for approximately $200 million in cash.

In November 2012, News Corp acquired Consolidated Media Holdings Ltd. (“CMH”), a media investment company that operates in Australia, for approximately $2 billion in cash and assumed debt of approximately $235 million. CMH owned a 25% interest in Foxtel through its 50% interest in FOX SPORTS Australia. The acquisition doubled News Corp’s stakes in FOX SPORTS Australia and Foxtel to 100% and 50%, respectively.

The carrying amount of the News Corp’s previously held equity interest in FOX SPORTS Australia, through which News Corp held its indirect 25% interest in Foxtel, was revalued to fair value as of the acquisition date, resulting in a non-taxable gain of approximately $1.2 billion which was included in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations for the fiscal year ended June 30, 2013. The fair value of News Corp’s previously held equity interest of $1.6 billion was determined using an income approach (discounted cash flow analysis) adjusted to remove an assumed control premium. Significant

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

unobservable inputs utilized in the income approach valuation method were discount rates ranging from 9.5% to 10.5%, based on weighted average cost of capital for FOX SPORTS Australia and Foxtel using the capital asset pricing model, and long-term growth rates of approximately 2.5%, reflecting News Corp’s assessment of the long-term inflation rate for Australia.

In May 2012, Foxtel purchased Austar United Communications Ltd. to create a national subscription television service in Australia. At the time of this transaction News Corp owned a 25% interest in Foxtel. The transaction was funded by Foxtel bank debt and Foxtel’s shareholders made pro-rata capital contributions in the form of subordinated shareholder notes based on their respective ownership interest. News Corp’s share of the funding contribution was approximately $230 million. The subordinated shareholder note has a maximum term of 15 years, with interest payable on June 30th each year and at maturity. The subordinated shareholder note can be repaid in 10 years provided that Foxtel’s senior debt has been repaid. Upon maturity, the principal advanced will be repayable.

Dispositions

In March 2013, News Corp sold its 44% equity interest in SKY Network Television Ltd. for approximately $675 million and recorded a gain of approximately $321 million which was included in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations for the fiscal year ended June 30, 2013.

Fiscal 2012

In May 2012, News Corp sold its former U.K. newspaper division headquarters located in East London, which it relocated from in August 2010, for consideration of approximately £150 million (approximately $235 million), of which £50 million (approximately $78 million) has been received. The remaining £100 million (approximately $156 million) is in the form of a secured note and News Corp will receive £25 million (approximately $39 million) on May 31, 2014, and annually thereafter until May 31, 2017. News Corp recorded a loss of approximately $22 million, net of tax on this transaction, which was included in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations for the fiscal year ended June 30, 2012.

Fiscal 2011

In fiscal 2011, News Corp acquired Wireless Generation, a digital education company, for cash. Total consideration was approximately $390 million, which included the equity purchase and the repayment of Wireless Generation’s outstanding debt.

News Corp Impairments

During the fourth quarter of fiscal 2013, as part of News Corp’s long-range planning process in preparation for the distribution, News Corp adjusted its future outlook and related strategy principally with respect to its News and Information Services business in Australia and secondarily with respect to its News and Information Services businesses in the U.S. which resulted in a reduction in expected future cash flows. As a result, News Corp determined that the fair value of these reporting units declined below their respective carrying values and recorded an impairment charge of approximately $1.4 billion ($1.1 billion, net of tax) in the fiscal year ended June 30, 2013. The charges primarily consisted of a write-down of News Corp’s goodwill of $494 million, a write-down of intangible assets (primarily newspaper mastheads) of $862 million, and a write-down of

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

fixed assets of $46 million. The impairment charges also include $42 million reflecting the potential sale of assets at values below their carrying values.

During the fourth quarter of fiscal 2012, News Corp recorded non-cash impairment charges of approximately $2.6 billion ($2.2 billion, net of tax) related to discontinued operations. The charges consisted of a write-down of News Corp’s goodwill of approximately $1.3 billion and a write-down of the indefinite-lived intangible assets (primarily newspaper mastheads and distribution networks) of approximately $1.3 billion.

Other Discontinued Operations

In June 2011, the Company transferred the equity and related assets of Myspace to a digital media company in exchange for an equity interest in the acquirer. As a result of this transaction, the Company’s interest in the acquirer, which is not material, was recorded at fair value and is now accounted for under the cost method of accounting. The loss on this transaction was approximately $254 million and was included in Income (loss) from discontinued operations, net of tax in the consolidated statements of operations for the fiscal year ended June 30, 2011. The assets, liabilities and cash flow attributable to the Myspace operations were not material to the Company in any of the periods presented and, accordingly, have not been presented separately. Revenues and losses attributable to Myspace for the fiscal year ended June 30, 2011 were $108 million and $228 million, respectively.

NOTE 5. RESTRUCTURING PROGRAMS

Fiscal 2013

In fiscal 2013, the Company recorded restructuring charges from continuing operations of $13 million primarily reflecting a charge for accretion on facility termination obligations.

Fiscal 2012

In fiscal 2012, the Company recorded restructuring charges from continuing operations of $41 million reflecting $29 million in one-time termination benefits and a $12 million charge for accretion on facility termination obligations.

Fiscal 2011

In fiscal 2011, the Company recorded restructuring charges from continuing operations of $120 million, of which $115 million related to the Company’s digital media properties resulting from an organizational restructuring to align resources more closely with business properties and consisted of facility related costs of $95 million, termination benefits of $18 million and other associated costs of $2 million.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in the program liabilities were as follows:

	One time termination benefits	Facility related costs	Other costs	Total continuing operations	Discontinued operations	Total
	(in millions)
Balance, June 30, 2010	$12	$142	$6	$160	$32	$192
Additions	22	96	2	120	25	145
Payments	(28)	(32)	(7)	(67)	(25)	(92)
Other	(2)	(9)	(1)	(12)	1	(11)

Balance, June 30, 2011	$4	$197	$—	$201	$33	$234
Additions	29	12	—	41	156	197
Payments	(16)	(32)	—	(48)	(117)	(165)
Other	(4)	—	—	(4)	(13)	(17)

Balance, June 30, 2012	$13	$177	$—	$190	$59	$249
Additions	3	10	—	13	—	13
Payments	(12)	(29)	—	(41)	—	(41)
Other	—	—	—	—	—	—
Separation of News Corp	—	—	—	—	(59)	(59)

Balance, June 30, 2013	$4	$158	$—	$162	$—	$162

The Company expects to record an additional $41 million of restructuring charges, principally related to accretion on facility termination obligations through fiscal 2021. As of June 30, 2013, $33 million of the Company’s accrued restructuring liability was included in current liabilities and the balance was included in long-term other liabilities. Amounts included in other liabilities primarily relate to facility termination obligations, which are expected to be paid through fiscal 2021.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6. INVENTORIES

The Company’s inventories were comprised of the following:

	As of June 30,
	2013	2012
	(in millions)
Programming rights	$4,996	$4,285
DVDs, Blu-rays, and other merchandise	69	70
Filmed entertainment costs:
Films:
Released	806	846
Completed, not released	10	135
In production	958	502
In development or preproduction	193	140

	1,967	1,623

Television productions:
Released	696	561
In production	425	370
In development or preproduction	2	4

	1,123	935

Total filmed entertainment costs, less accumulated amortization (a)	3,090	2,558

Total inventories, net from continuing operations	8,155	6,913
Total inventories, net from discontinued operations	—	278

Total inventories, net	8,155	7,191
Less: current portion of inventories, net (b)	(2,784)	(2,595)

Total noncurrent inventories	$5,371	$4,596

(a)

Does not include $366 million and $397 million of net intangible film library costs as of June 30, 2013 and 2012, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheets. (See Note 10—Goodwill and Other Intangible Assets)

(b)

Current inventory from discontinued operations as of June 30, 2012 was $246 million. Current inventory from continuing operations as of June 30, 2013 and 2012 was comprised of programming rights ($2,715 million and $2,279 million, respectively), DVDs, Blu-rays, and other merchandise.

As of June 30, 2013, the Company estimated that approximately 63% of unamortized filmed entertainment costs from the completed films are expected to be amortized during fiscal 2014 and approximately 94% of released filmed entertainment costs will be amortized within the next three fiscal years. During fiscal 2014, the Company expects to pay $1,112 million in accrued participation liabilities, which are included in Participations, residuals and royalties payable in the consolidated balance sheets. As of June 30, 2013, acquired film and television libraries had remaining unamortized film costs of $34 million, which are generally amortized using the individual film forecast method over a remaining period of approximately 5-8 years.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. INVESTMENTS

The Company’s investments were comprised of the following:

		Ownership Percentage As of June 30, 2013
			As of June 30,
			2013	2012
			(in millions)
Equity method investments:
British Sky Broadcasting Group plc (a)	U.K. DBS operator	39%	$1,978	$1,710
Yankees Entertainment and Sports Network	Regional sports network	49%	825	—
NDS Group Limited (b)	Digital technology company	—%	—	492
Sky Deutschland (c)	German pay-TV operator	55%	—	231
Other equity method investments		various	386	501
Fair value of available-for-sale investments		various	268	556
Other investments		various	247	352

Total investments from continuing operations			3,704	3,842
Total investments from discontinued operations			—	1,126

Total investments			$3,704	$4,968

(a)

The Company’s investment in British Sky Broadcasting Group plc (“BSkyB”) had a market value of $7,515 million at June 30, 2013 and was valued using the quoted market price (a Level 1 measurement as described in Note 8—Fair Value). For the fiscal years ended June 30, 2013 and 2012, the Company received dividends from BSkyB of $272 million and $257 million, respectively.

(b)	In July 2012, the Company sold its 49% investment in NDS Group Limited (“NDS”).
(c)

In January 2013, the Company acquired, through a combination of private placement and a rights offering, additional shares of Sky Deutschland increasing its ownership from approximately 49% to approximately 55%. As a result of these transactions, the Company now has the power to control Sky Deutschland and the results of Sky Deutschland are included in the Company’s consolidated results of operations beginning in January 2013.

The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	As of June 30,
	2013	2012
	(in millions)
Cost basis of available-for-sale investments	$36	$275
Accumulated gross unrealized gain	232	303
Accumulated gross unrealized loss	—	(22)

Total Fair value of available-for-sale investments from continuing operations	268	556
Total Fair value of available-for-sale investments from discontinued operations	—	5

Total Fair value of available-for-sale investments	$268	$561

Net deferred tax liability(a)	$81	$107

(a)	The net deferred tax liability includes $81 million and $106 million related to unrealized gains recorded in comprehensive income as of June 30, 2013 and 2012, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company reclassified gains from accumulated other comprehensive income to the consolidated statements of operations, based on the specific identification method, of $81 million during the fiscal year ended June 30, 2013 and nil during the fiscal years ended June 30, 2012 and 2011.

Equity Earnings of Affiliates

The Company’s share of the earnings of its equity affiliates was as follows:

	For the years ended June 30,
	2013	2012	2011
	(in millions)
DBS equity affiliates	$826	$658	$232
Cable channel equity affiliates	(52)	(34)	(8)
Other equity affiliates	(119)	12	128

Total Equity earnings of affiliates from continuing operations(a)	$655	$636	$352

(a)

The Company’s investment in several of its affiliates exceeded its equity in the underlying net assets by approximately $2.6 billion and $1.8 billion as of June 30, 2013 and 2012, respectively, which represented the excess cost over the Company’s proportionate share of its investments’ underlying net assets. This has been allocated between finite-lived intangible assets, indefinite-lived intangible assets and goodwill. The finite-lived intangible assets primarily represent MSO agreements, trade names and subscriber lists with a weighted average useful life as of June 30, 2013 and 2012 of 18 and 13 years, respectively.

In accordance with ASC 350, the Company amortized $39 million and $14 million in fiscal 2013 and fiscal 2012, respectively, related to amounts allocated to finite-lived intangible assets. Such amortization is reflected in Equity earnings of affiliates.

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

BSkyB’s shareholders and board of directors have authorized a share repurchase program. The Company entered into an agreement with BSkyB under which, following any market purchases of shares by BSkyB, the Company will sell to BSkyB sufficient shares to maintain its approximate 39% interest subsequent to those market purchases, for a price equal to the price paid by BSkyB in respect of the relevant market purchases. BSkyB began repurchasing shares as part of this share repurchase program during the second quarter of fiscal 2012. As a result, during the fiscal years ended 2013 and 2012 the Company received cash consideration of approximately $385 million and $335 million, respectively, and recognized gains of approximately $306 million and $270 million, respectively, which were included in Equity earnings of affiliates in the Company’s consolidated statements of operations for the fiscal years ended June 30, 2013 and 2012.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Yankees Entertainment and Sports Network

In December 2012, the Company acquired a 49% equity interest in the Yankees Entertainment and Sports Network (“YES Network”), a RSN, for approximately $584 million and simultaneous with the closing of this transaction, the Company paid approximately $250 million of upfront costs on behalf of YES Network. The Company’s investment of approximately $834 million is being allocated between tangible and intangible assets in accordance with ASC 323, “Investments—Equity Investments.” The allocation of the excess cost is not final and is subject to change upon completion of final valuations of certain assets and liabilities. Changes in how the Company allocates excess cost could reduce future equity earnings as a result of additional amortization. Starting in December 2015, the remaining partners can exercise a put option that would require the Company to acquire up to an additional 31% interest. If the put option is not exercised, the Company has a call option beginning in December 2016 that would allow the Company to acquire up to an additional 31% interest. The carrying value of the put and call options approximate fair value.

NDS

In July 2012, the Company sold its 49% investment in NDS to Cisco Systems Inc. for approximately $1.9 billion, of which approximately $60 million has been set aside in escrow to satisfy any indemnification obligations. The Company recorded a gain of approximately $1.4 billion on this transaction which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2013.

Sky Deutschland

During the third quarter of fiscal 2013, the Company acquired, through a combination of a private placement and a rights offering, approximately 92 million additional shares of Sky Deutschland increasing its ownership to approximately 55%. The aggregate cost of the shares acquired by the Company was approximately €410 million (approximately $550 million). As a result of these transactions, the Company has the power to control Sky Deutschland and the results of Sky Deutschland are included in the Company’s consolidated results of operations beginning in January 2013. Prior to the acquisition of the additional shares, the Company accounted for its investment in Sky Deutschland under the equity method of accounting and the Company’s investment consisted of common stock, convertible bonds and loans.

In addition, the Company has guaranteed Sky Deutschland’s new €300 million (approximately $400 million) five-year bank credit facility, of which approximately €225 million (approximately $290 million) has been utilized and is included in borrowings. In connection with the consolidation of Sky Deutschland, the Company assumed $480 million in bank debt, which Sky Deutschland repaid in full during the third quarter of fiscal 2013. Additionally, the Company is the guarantor to the German Football League for Sky Deutschland’s Bundesliga broadcasting license for the 2013/14 to 2016/17 seasons in an amount up to 50% of the license fee per season and the Company has also agreed to extend the maturity of existing shareholder loans that were issued before it became a consolidated subsidiary.

In January 2011, the Company purchased a convertible bond from Sky Deutschland for approximately $225 million. The Company currently has the right to convert the bonds into 53.9 million underlying Sky Deutschland shares, subject to certain black-out periods. If not converted, the Company will have the option to redeem the bonds for cash upon their maturity in January 2015. The convertible bonds were separated into their host and derivative financial instrument components. Prior to Sky Deutschland becoming a consolidated subsidiary, both the host and derivative financial instrument components were recorded at their estimated fair value in Investments in the consolidated balance sheets. The change in estimated fair value of the derivative instrument resulted in a gain of approximately $58 million and a loss of approximately $61 million and were recorded in

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other, net in the Company’s consolidated statements of operations for the fiscal years ended June 30, 2013 and 2012, respectively. The change in estimated fair value of the host was not material for the fiscal years ended June 30, 2013 and 2012. Subsequent to becoming a consolidated subsidiary, the convertible loan was effectively settled as a pre-existing relationship under the provisions of ASC 805-10-25-21 with the carrying amount of the asset for the derivative component written off as a settlement loss which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2013.

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

In March 2013, the Company sold a portion of its interest in Phoenix Satellite Television (“Phoenix”), for approximately $90 million in cash. The Company decreased its interest in Phoenix to approximately 12% from the 18% it owned at June 30, 2012. The Company recorded a gain of approximately $81 million on this transaction which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2013.

In fiscal 2013, the Company invested $70 million for a minority equity interest in Vice Holding Inc., a digital media company, and the Company accounts for this investment at cost.

Impairments of cost method investments

The Company regularly reviews cost method investments for impairments based on criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold its investment until recovery and the investment’s financial strength and specific prospects. In the fiscal years ended 2013, 2012 and 2011, the Company wrote down certain cost method investments. The write-downs are reflected in Other, net in the consolidated statements of operations and were taken as a result of either the deteriorating financial position of the investee or due to a permanent impairment resulting from sustained losses and limited prospects for recovery. For the fiscal years ended June 30, 2013, 2012 and 2011, the write-downs were not material to the Company.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Summarized financial information

Summarized financial information for a significant equity affiliate, determined in accordance with Regulation S-X of the Securities and Exchange Acts of 1934, as amended, accounted for under the equity method was as follows:

	For the years ended June 30,
	2013	2012	2011
	(in millions)
Revenues	$11,342	$10,754	$10,485
Operating income	2,024	1,968	1,705
Income from continuing operations	1,535	1,435	1,205
Net income	1,535	1,435	1,287

	As of June 30,
	2013	2012
	(in millions)
Current assets	$3,908	$3,573
Non-current assets	6,678	6,045
Current liabilities	3,524	3,295
Non-current liabilities	4,588	3,875

NOTE 8. FAIR VALUE

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

The tables below present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair Value Measurements
	As of June 30, 2013
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities (a)	$268	$268	$—	$—
Derivatives (b)	3	—	3	—
Redeemable noncontrolling interests (c)	(519)	—	—	(519)

Total	$(248)	$268	$3	$(519)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As of June 30, 2012
Description	Total	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities (a)	$561	$351	$210	$—
Derivatives (b)	17	—	17	—
Redeemable noncontrolling interests (c)	(641)	—	—	(641)

Total	$(63)	$351	$227	$(641)

(a)	See Note 7—Investments.
(b)	Represents derivatives associated with the Company’s foreign exchange forward contracts designated as hedges.
(c)

The Company accounts for the redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A because their exercise is outside the control of the Company and, accordingly, as of June 30, 2013 and 2012, has included the fair value of the redeemable noncontrolling interests in the consolidated balance sheets. The majority of redeemable noncontrolling interests recorded at fair value are put arrangements held by the noncontrolling interests in two of the Company’s majority-owned RSNs and in one of the Company’s Asian general entertainment television joint ventures.

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

Significant unobservable inputs used in the fair value measurement of the Company's redeemable noncontrolling interests are OIBDA growth rates (3%-7% range) and discount rates (8%). Significant increases (decreases) in growth rates and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in growth rates and multiples, would result in a significantly higher (lower) fair value measurement.

The fair value of the redeemable noncontrolling interests in the RSNs were primarily determined by (i) applying a multiples-based formula that is intended to approximate fair value for one of the RSNs and (ii) using a discounted OIBDA valuation model, assuming an 8% discount rate for the other RSN. At June 30, 2013, the minority shareholder’s put right in one of the RSNs is currently exercisable.

The remaining redeemable noncontrolling interest is currently not exercisable and is not material.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the years ended June 30,
	2013	2012
	(in millions)
Beginning of period	$(641)	$(242)
Total gains (losses) included in net income	(93)	(75)
Issuance of redeemable noncontrolling interest	—	(273)
Other (a)	215	(51)

End of period	$(519)	$(641)

(a)

The redeemable noncontrolling interest in the Company’s majority-owned Asian general entertainment television joint venture was redeemed in fiscal 2013 and as a result, approximately $186 million was reclassified out of redeemable noncontrolling interest.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables, payables and cost investments, approximates fair value.

The aggregate fair value of the Company’s borrowings at June 30, 2013 was approximately $18,756 million compared with a carrying value of $16,458 million and, at June 30, 2012, was approximately $18,300 million compared with a carrying value of $15,455 million. Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market (a Level 1 measurement).

Foreign Currency Forward Contracts

The Company uses financial instruments designated as cash flow hedges primarily to hedge certain exposures to foreign currency exchange risks associated with the cost for producing or acquiring films and television programming abroad. The notional amount of foreign exchange forward contracts with foreign currency risk outstanding at June 30, 2013 and 2012 was $578 million and $294 million, respectively. As of June 30, 2013 and 2012, the fair values of the foreign exchange forward contracts were not material and $17 million, respectively, were recorded in the underlying hedged balances. The Company’s foreign currency forward contracts are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.

The effective changes in fair value of derivatives designated as cash flow hedges for the fiscal year ended June 30, 2013 of $(2) million were recorded in accumulated other comprehensive income with foreign currency translation adjustments. The ineffective changes in fair value of derivatives designated as cash flow hedges were immaterial. Amounts are reclassified from accumulated other comprehensive income when the underlying hedged item is recognized in earnings. During the fiscal year ended June 30, 2013, 2012 and 2011, the Company reclassified gains (losses) of approximately $13 million, $19 million and $(3) million, respectively, from other comprehensive income to net income. The Company expects to reclassify the cumulative change in fair value included in other comprehensive income within the next 24 months. Cash flows from the settlement of foreign exchange forward contracts offset cash flows from the underlying hedged item and are included in operating activities in the consolidated statements of cash flows.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. The Company uses these financial instruments as economic hedges for certain exposures to foreign currency exchange risks. The notional amount of foreign exchange forward contracts used as economic hedges with foreign currency risk outstanding at June 30, 2013 was $128 million. As of June 30, 2013, the fair values and the effective changes in fair value of the foreign exchange forward contracts were not material. The realized gains of derivatives designated as economic hedges for the year ended June 30, 2013 of $28 million, was recorded in net income. Derivatives designated as economic hedges in the corresponding prior year periods were immaterial.

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

During fiscal 2013, the Company recorded a non-cash goodwill impairment charge of $35 million reflecting the pending sale of a business in its Digital Media Group below its carrying value. The business was subsequently sold in fiscal 2013. During the fourth quarter of fiscal 2013, the Company completed its annual impairment review of goodwill and indefinite-lived intangible assets. As a result of the impairment review performed, the Company did not record an impairment charge during the fiscal year ended June 30, 2013.

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk at June 30, 2013 or June 30, 2012 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At June 30, 2013, the Company did not anticipate nonperformance by any of the counterparties.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

	Useful Lives	As of June 30,
		2013	2012
		(in millions)
Land		$142	$141
Buildings and leaseholds	3 to 40 years	1,307	1,301
Machinery and equipment	3 to 15 years	5,726	4,938

		7,175	6,380
Less: accumulated depreciation and amortization		(4,480)	(4,016)

		2,695	2,364
Construction in progress		134	176

Total Property, plant and equipment from continuing operations, net		2,829	2,540
Total Property, plant and equipment from discontinued operations, net		—	3,274

Total Property, plant and equipment, net		$2,829	$5,814

Depreciation and amortization related to Property, plant and equipment was $614 million, $585 million and $667 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. This includes depreciation of set-top boxes in the Direct Broadcast Satellite Television segment of $240 million, $221 million and $222 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

Total operating lease expense was approximately $385 million for both the fiscal years ended June 30, 2013 and 2012 and $407 million for the fiscal year ended 2011.

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying values of the Company’s intangible assets and related accumulated amortization were as follows:

	Intangible Assets Not Subject to Amortization			Amortizable Intangible Assets, Net
	FCC Licenses	Other	Total Continuing Operations	Film Library, Net (a)	Other Intangible Assets, Net (b)	Total Continuing Operations	Discontinued Operations	Total Intangible Assets, Net
	(in millions)
Balance, June 30, 2012	$2,404	$1,025	$3,429	$397	$773	$1,170	$2,534	$7,133
Acquisitions	60	—	60	—	674	674	—	734
Foreign exchange	—	—	—	—	(4)	(4)	—	(4)
Amortization	—	—	—	(31)	(152)	(183)	—	(183)
Dispositions	(66)	—	(66)	—	(16)	(16)	—	(82)
Separation of News Corp	—	—	—	—	—	—	(2,534)	(2,534)

Balance, June 30, 2013	$2,398	$1,025	$3,423	$366	$1,275	$1,641	$—	$5,064

(a)	Net of accumulated amortization of $257 million and $226 million for the fiscal years ended June 30, 2013 and 2012. The average useful life of the film library was 20 years.
(b)	Net of accumulated amortization of $571 million and $419 million as of June 30, 2013 and 2012, respectively. The average useful life of other intangible assets ranges from 3 to 20 years.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amortization related to amortizable intangible assets, net was $183 million, $126 million and $110 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

Based on the current amount of amortizable intangible assets, net, the estimated amortization expense for each of the succeeding five fiscal years is as follows: 2014—$303 million; 2015—$275 million; 2016—$259 million; 2017—$235 million; and 2018—$226 million. These amounts may vary as acquisitions and disposals occur in the future and as purchase price allocations are finalized.

The changes in the carrying value of goodwill, by segment, are as follows:

	Cable Network Programming	Television	Filmed Entertainment	Direct Broadcast Satellite Television	Other, Corporate and Eliminations	Discontinued Operations	Total Goodwill
	(in millions)
Balance, June 30, 2012	$6,494	$1,909	$1,557	$554	$72	$2,588	$13,174
Acquisitions	1,169	—	—	5,623	—	—	6,792
Foreign exchange movements	—	—	(15)	(125)	—	—	(140)
Dispositions	—	(27)	(5)	—	(6)	—	(38)
Impairments (a)	—	—	—	—	(35)	—	(35)
Adjustments (b)	90	—	—	—	—	—	90
Separation of News Corp	—	—	—	—	—	(2,588)	(2,588)

Balance, June 30, 2013	$7,753	$1,882	$1,537	$6,052	$31	$—	$17,255

(a)	The carrying amount of goodwill at June 30, 2013 and 2012 included accumulated impairments of $371 million and $1,170 million, respectively.
(b)	Adjustments relate to the final purchase price allocations of FSLA.

The increase in the carrying value of Goodwill during fiscal 2013 was primarily due to the consolidation of Sky Deutschland at the Direct Broadcast Satellite Television segment and the consolidation of Fox Sports Asia and the acquisitions of EMM and SportsTime Ohio at the Cable Network Programming segment.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Fiscal 2013 and 2012

During fiscal 2012, the Company recorded a non-cash goodwill impairment charge of $201 million reflecting the pending sale of a business in its Digital Media Group below its carrying value. During fiscal 2013, the Company recorded an additional goodwill impairment charge of $35 million related to this business, which was sold in fiscal 2013.

Other than the fiscal 2013 impairment noted above, the Company determined that the goodwill and indefinite-lived intangible assets included in the consolidated balance sheets were not impaired.

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

NOTE 11. BORROWINGS

	Weighted average interest rate as of June 30, 2013	Due date as of June 30, 2013
			Outstanding
			As of June 30,
Description			2013	2012
			(in millions)
Bank Loans (a)			$293	$—
Public Debt
Predecessor indentures (b)	7.04%	2014 - 2096	11,665	11,955
Senior notes issued under August 2009 indenture (c)	5.14%	2020 - 2041	4,500	3,500

Total public debt			16,165	15,455

Total borrowings			16,458	15,455
Less: current portion (d)			(137)	(273)

Long-term borrowings			$16,321	$15,182

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(a)

In January 2013, Sky Deutschland, a majority owned subsidiary of the Company, entered into a credit agreement, with major financial institutions, that News America Incorporated (“NAI”), a wholly-owned subsidiary, and the Company have both guaranteed. The credit agreement provides a €300 million unsecured credit facility with a sub-limit of €75 million revolving credit facility available for cash drawdowns or the issuance of letters of credit and a maturity date of January 2018. Sky Deutschland may request that the maturity date be extended for one year. The significant terms of the agreement include limitations on liens and indebtedness. Fees under the credit agreement are based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current debt ratings of the Company, Sky Deutschland pays a facility fee of 0.125% and interest of Eurocurrency Rate plus 1.125%. As of June 30, 2013, €225 million ($293 million) was outstanding under this credit agreement and €75 million available for either additional financing or letters of credit. The proceeds were used to pay off existing Sky Deutschland debt.

(b)

These notes are issued under previous indentures, as supplemented, by and among NAI, the Company as Parent Guarantor and the trustees. These notes are direct unsecured obligations of NAI and rank pari passu with all other unsecured indebtedness of NAI. Redemption may occur, at the option of the holders, at 101% of the principal plus an accrued interest amount in certain circumstances where a change of control is deemed to have occurred. These notes are subject to certain covenants, which, among other things, restrict secured indebtedness to 10% of tangible assets and in certain circumstances limit new senior indebtedness.

In February 2011, NAI completed a tender offer on a portion of the $500 million of 9.25% Senior Debentures due February 1, 2013 and retired, at a premium, an aggregate principal amount of approximately $227 million. The loss on early extinguishment of debt was approximately $36 million which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2011. The remaining principal of $273 million was retired at maturity in February 2013.

(c)

These notes are issued under the Amended and Restated Indenture dated as of August 25, 2009, as supplemented, by and among NAI, the Company, as Parent Guarantor, and The Bank of New York Mellon, as Trustee (the “2009 Indenture”). These notes are direct unsecured obligations of NAI and rank pari passu with all other unsecured indebtedness of NAI. Redemption may occur, at the option of the holders, at 101% of the principal plus an accrued interest amount in certain circumstances where a change of control is deemed to have occurred. These notes are subject to certain covenants, which, among other things, limit the Company's ability and the ability of the Company's subsidiaries, to create liens and engage in a merger, sale or consolidation transaction. The 2009 Indenture does not contain any financial maintenance covenants.

In September 2012, NAI issued $1.0 billion of 3.00% Senior Notes due 2022. The net proceeds of approximately $987 million will be used for general corporate purposes.

(d)	Included in Borrowings within current liabilities as of June 30, 2013, was 8.625% Senior Notes of A$150 million ($137 million) that is due in the next 12 months.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Original Currencies of Borrowings

Borrowings are payable in the following currencies:

	As of June 30,
	2013	2012
	(in millions)
U.S. Dollars	$16,028	$15,302
Euros (a)	293	—
Australian Dollars	137	153

Total borrowings	$16,458	$15,455

(a)	Sky Deutschland credit agreement.

The impact of foreign currency movements on borrowings during the fiscal year ended June 30, 2013 was not material.

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

NOTE 12. FILM PRODUCTION FINANCING

The Company enters into arrangements with third parties to co-produce certain of its theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. The parties to these arrangements include studio and non-studio entities both domestic and international. In several of these agreements, other parties control certain distribution rights. The Filmed Entertainment segment records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, receive a participation based on the third-party investor’s contractual interest in the profits or losses incurred on the film. Consistent with the requirements of ASC 926, the estimate of the third-party investor’s interest in profits or losses on the film is based on total estimated ultimate revenues. During fiscal 2013, the Company entered into a new co-financing arrangement with a new investor group for a five year term for production through December 31, 2017, with the option to extend. In addition, the Company bought out the ownership interests of a previous investor group in an existing slate of films at a price that was based on the then remaining projected future cash flows that the investors would have received from the slate.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13. STOCKHOLDERS’ EQUITY

Preferred Stock and Common Stock

Under the Twenty-First Century Fox, Inc. Restated Certificate of Incorporation, the Board is authorized to issue shares of preferred stock or common stock at any time, without stockholder approval, and to determine all the terms of those shares, including the following:

(i) the voting rights, if any, except that the issuance of preferred stock or series common stock which entitles holders thereof to more than one vote per share requires the affirmative vote of the holders of a majority of the combined voting power of the then outstanding shares of the Company's capital stock entitled to vote generally in the election of directors;

(ii) the dividend rate and preferences, if any, which that preferred stock or common stock will have compared to any other class; and

(iii) the redemption and liquidation rights and preferences, if any, which that preferred stock or common stock will have compared to any other class.

Any decision by the Board to issue preferred stock or common stock must, however, be taken in accordance with the Board’s fiduciary duty to act in the best interests of the Company's stockholders. The Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.01 per share. The Board has the authority, without any further vote or action by the stockholders, to issue preferred stock in one or more series and to fix the number of shares, designations, relative rights (including voting rights), preferences, qualifications and limitations of such series to the full extent permitted by Delaware law.

The Company has two classes of common stock that are authorized and outstanding, non-voting Class A Common Stock and voting Class B Common Stock.

As of June 30, 2013, there were approximately 38,500 holders of record of shares of Class A Common Stock and 1,000 holders of record of Class B Common Stock.

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

Stockholder Rights Agreement

During fiscal 2013, the Company’s Board of Directors adopted a stockholder rights agreement.

Under the rights agreement, each outstanding share of common stock of the Company has attached to it one right. Initially, the rights will be represented by the common stock of the Company, will not be traded separately from the common stock and will not be exercisable. The rights, unless redeemed or exchanged, will become exercisable for common stock of the Company 10 business days after a person or group obtains beneficial ownership (defined to include stock which a person has the right to acquire, regardless of whether such right is subject to the passage of time or the satisfaction of conditions) of 15% or more of the outstanding shares of the Company’s voting common stock. Following such acquisition of beneficial ownership, each right will entitle its holder (other than the acquiring person or group) to purchase, at the exercise price (subject to adjustments

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

provided in the rights agreement), a number of shares of the Company’s voting or non-voting common stock, as applicable, having a then-current market value of twice the exercise price, and in the event of a subsequent merger or other acquisition of the Company or transfer of 50% or more of the Company, to purchase, at the exercise price, a number of shares of common stock of the acquiring entity having a then-current market value of twice the exercise price. The exercise price for the Company rights will be $150.00.

The rights will not become exercisable by virtue of (i) any person’s or group’s beneficial ownership, as of May 24, 2013, of 15% or more of the voting common stock of the Company, unless such person or group acquires beneficial ownership of additional shares of the Company’s voting common stock after May 24, 2013, (ii) the repurchase of the Company’s shares that causes a holder to become the beneficial owner of 15% or more of the Company’s voting common stock, (iii) acquisitions by way of a pro rata stock dividend or a stock split; (iv) acquisitions solely as a result of any unilateral grant of any security by the Company or through the exercise of any options, warrants, rights or similar interests (including restricted stock) granted by the Company to its directors, officers and employees pursuant to any equity incentive or award plan or (v) certain acquisitions determined by the Company’s Board of Directors to be inadvertent, provided, that following such acquisition, the acquirer promptly, but in any case within 10 business days, divests a sufficient number of shares so that such person would no longer otherwise qualify as an acquiring person.

The rights will expire on May 24, 2014, unless the rights agreement is earlier terminated or such date is advanced or extended in accordance with the terms of the Stipulation of Settlement, dated as of April 12, 2006, by and among the Company and certain of its stockholders, or the rights are earlier redeemed or exchanged by the Company.

Dividends

	For the years ended June 30,
	2013	2012	2011
Cash dividend paid per share	$0.170	$0.180	$0.150

Subsequent to June 30, 2013, the Company declared a dividend of $0.125 per share on both the Class A Common Stock and the Class B Common Stock in the three months ended September 30, 2013, which is payable on October 16, 2013. The record date for determining dividend entitlements is September 11, 2013.

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

The remaining authorized amount under the Company’s stock repurchase program at June 30, 2013, excluding commissions, was approximately $3.4 billion. In August 2013, the Board authorized the repurchase of $4 billion of Class A Common Stock, excluding commissions, which replaced the remaining amount under the stock repurchase program. The Company intends to complete this stock repurchase program within the next twelve months.

The program may be modified, extended, suspended or discontinued at any time.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Temporary Suspension of Voting Rights Affecting Non-U.S. Stockholders

On April 18, 2012, the Company announced that it suspended 50% of the voting rights of the Class B Common Stock held by non-U.S. Stockholders in order to maintain compliance with U.S. law which states that no broadcast station licensee may be owned by a corporation if more than 25% of that corporation’s stock was owned or voted by non-U.S. Stockholders, their representatives, or by any other corporation organized under the laws of a foreign country. The Company owns broadcast station licensees in connection with its ownership and operation of U.S. television stations. As of April 2013, the suspension of voting rights of shares of Class B Common Stock held by non-U.S. Stockholders was 40%. This suspension of voting rights will remain in place for as long as the Company deems it necessary to maintain compliance with applicable U.S. law, and may be adjusted by the Audit Committee as it deems appropriate.

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

NOTE 14. EQUITY BASED COMPENSATION

2005 Long-Term Incentive Plan

The Company has adopted the 2005 Long-Term Incentive Plan (the “2005 Plan”), as amended, under which equity based compensation, including stock options, performance stock units (“PSUs”), restricted stock, restricted stock units (“RSUs”) and other types of awards, may be granted. The Company’s employees and directors are eligible to participate in the 2005 Plan. The Compensation Committee of the Board (the “Compensation Committee”) determines the recipients, type of award to be granted and amounts of awards to be granted under the 2005 Plan. Stock options awarded under the 2005 Plan will be granted at exercise prices which are equal to or exceed the market price at the date of grant. The 2005 Plan replaced the 2004 Stock Option Plan under which no additional stock options will be granted. The maximum number of shares of Class A Common Stock that may be issued under the 2005 Plan is 165 million shares. At June 30, 2013, the remaining number of shares available for issuance under the 2005 Plan was approximately 102 million. However, a maximum of approximately 20 million shares may be issued in connection with awards of restricted stock, RSUs and PSUs. The Company will issue new shares of Class A Common Stock upon exercises of stock options or vesting of stock-settled RSUs and PSUs.

The fair value of equity-based compensation under the 2005 Plan is calculated according to the type of award issued. Cash settled awards are marked-to-market at each reporting period.

Separation-Related Adjustments

In connection with the Separation, the Company entered into an Employee Matters Agreement with News Corp, which generally provides that employees of News Corp no longer participate in benefit plans sponsored or

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

maintained by the Company. Pursuant to the Employee Matters Agreement, the Company made certain adjustments to the exercise price and number of our share-based compensation awards, using the closing price of the Company’s Class A Common Stock on the final day of trading prior to the effective date of the Separation and the volumetric weighted-average prices for the first day of trading for the Company immediately following the Separation, with the intention of preserving the intrinsic value of the awards immediately prior to the Separation. These adjustments are summarized as follows and are reflected in the activity tables below:

•

All equity based awards that have a vesting, payment or expiration date, as applicable, on or prior to December 31, 2013 continue under the Company’s 2005 Plan and will be settled in, or by reference to, the Company’s Class A Common Stock, as adjusted to reflect the Separation. Approximately 1 million shares that vest prior to December 31, 2013 are held by News Corp employees.

•

All other equity based awards that have a vesting, payment or expiration date, as applicable, after December 31, 2013 were converted to awards over equity of the post-Separation employer, as adjusted to reflect the Separation.

•	All equity based awards were adjusted in terms of exercise price and number of shares to preserve the intrinsic value of the awards immediately prior to the Separation.

The Separation-related adjustments did not have a material impact on either compensation expense or the potentially dilutive securities to be considered in the calculation of diluted earnings per share of common stock.

Performance Stock Units

PSUs are fair valued on the date of grant and expensed using a straight-line method as the awards cliff vest at the end of the three year performance period. The Company also estimates the number of shares expected to vest which is based on management’s determination of the probable outcome of the performance condition, which requires considerable judgment. The Company records a cumulative adjustment in periods that the Company’s estimate of the number of shares expected to vest changes. Additionally, the Company ultimately adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. The number of shares that will be issued upon vesting of PSUs can range from 0% to 200% (certain executives are limited to 150%) of the target award, based on the Company’s three-year total shareholder return (“TSR”) as measured against the three-year TSR of the companies that comprise the Standard and Poor’s 500 Index (excluding financial and energy sector companies) and other performance measures. The fair value of the TSR condition is determined using a Monte Carlo simulation model.

In fiscal 2013 and 2012, certain executives of the Company responsible for various business units within the Company each received a grant of PSUs that has a three year performance measurement period beginning in July 2012 and 2011, respectively. The awards are subject to the achievement of pre-defined goals for operating profit, cash flow and key divisional performance indicators for the applicable performance period. The majority of these awards will be settled in shares of Class A Common Stock upon vesting and are subject to the participants’ continued employment with the Company. Any person who holds PSUs shall have no ownership interest in the shares of Class A Common Stock to which such PSUs relate until and unless shares of Class A Common Stock are delivered to the holder. All shares of Class A Common Stock reserved for cancelled or forfeited equity-based compensation awards become available for future grants.

In August 2012, 2011 and 2010, the Compensation Committee approved a grant of PSUs that has a three year performance measurement period beginning July 1 of fiscal years 2013, 2012 and 2011, respectively, for most executive directors of the Company, each PSU represents the right to receive the U.S. dollar value of one share of Class A Common Stock in cash after the completion of the three year performance period, subject to the

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

satisfaction of one or more pre-established objective performance measures determined by the Compensation Committee. These awards have a graded vesting and the expense recognition is accelerated.

The PSUs were awarded under the Company’s 2005 Long-Term Incentive Plan. In fiscal 2013, 2012 and 2011, a total of 8.2 million, 9.1 million and 1.8 million target PSUs were granted, respectively, of which 6.3 million, 6.9 million and nil, respectively, will be settled in shares of Class A Common Stock. The fiscal 2011 award vests in August 2013.

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

Certain executives, who are not named executive officers of the Company, responsible for various business units within the Company had the opportunity to earn a grant of RSUs under the 2005 Plan in fiscal 2013, 2012 and 2011. These awards (the “Performance Awards”) were conditioned upon the attainment of pre-determined operating profit goals for fiscal 2013, 2012 and 2011 by the executive’s particular business unit. If the actual fiscal 2013, 2012 and 2011 operating profit of the executive’s business unit as compared to its pre-determined target operating profit for the fiscal year was within a certain performance goal range, the executive was entitled to receive a grant of RSUs pursuant to a Performance Award. To the extent that it was determined that the business unit’s actual fiscal 2013, 2012 and 2011 operating profit fell within the performance goal range for that fiscal year, the executive received a percentage of his or her annualized base salary, ranging from 0% to 100%, in time-vested RSUs representing shares of Class A Common Stock. The RSUs are generally payable in shares of Class A Common Stock upon vesting and are subject to the participants’ continued employment with the Company.

During the fiscal years ended June 30, 2013, 2012 and 2011, 1.4 million, 6.7 million and 13.4 million RSUs were granted, respectively, which primarily vest over four years. Outstanding RSUs as of June 30, 2013 are payable in shares of the Class A Common Stock, upon vesting, except for approximately 595,000 RSUs outstanding that will be settled in cash. RSUs granted to executive directors and certain awards granted to employees in certain foreign locations are settled in cash. During the fiscal years ended June 30, 2013, 2012 and 2011, approximately 925,000, 1,189,000 and 1,630,000 cash-settled RSUs vested, respectively. Cash paid for vested cash-settled RSUs was approximately $22 million, $19 million and $22 million in the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the activity related to the Company’s RSUs and target PSUs to be settled in stock (RSUs and PSUs in thousands):

	Fiscal 2013		Fiscal 2012		Fiscal 2011
	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value
RSUs and PSUs
Unvested units at beginning of the year	18,197	$14.51	13,377	$13.04	10,803	$13.43
Granted	7,680	24.21	13,389	15.12	11,599	13.54
Vested (a)	(6,208)	14.90	(7,859)	13.06	(8,569)	14.20
Cancelled	(1,071)	15.59	(710)	14.44	(456)	13.22
Separation of News Corp	(2,586)	20.34	—	—	—	—
Shares granted in conversion, as a result of the Separation	1,782	16.19	—	—	—	—

Unvested units at the end of the year (b)	17,794	$16.19	18,197	$14.51	13,377	$13.04

(a)	The fair value of the Company’s RSUs that vested during the fiscal years ended June 30, 2013, 2012 and 2011 was approximately $147 million, $132 million and $117 million, respectively.
(b)	The intrinsic value of unvested RSUs and target PSUs at June 30, 2013 was approximately $522 million.

2004 Stock Option Plan and 2004 Replacement Stock Option Plan

As a result of the Company’s reorganization in November 2004, all preferred limited voting ordinary shares which the Company issued stock options over were cancelled and holders received in exchange stock options for shares of Class A Common Stock on a one-for-two basis with no change in the original terms under the 2004 Stock Option Plan and 2004 Replacement Stock Option Plan (collectively, the “2004 Plan”). In addition, all other outstanding stock options to purchase preferred limited voting ordinary shares were adjusted to be exercisable into shares of Class A Common Stock subject to the one-for-two share exchange. Prior to the Company’s reorganization in November 2004, stock options were granted to employees with Australian dollar exercise prices.

Under the 2004 Plan, equity grants generally vest over a four-year period and expire ten years from the date of grant. The equity awards were granted with exercise prices that are equal to or exceed the market price at the date of grant and were valued, in Australian dollars. The 2004 Plan automatically terminates in 2014.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes information about the Company’s stock option transactions for all the Company’s stock option plans (options in thousands):

	Fiscal 2013			Fiscal 2012			Fiscal 2011
	Options	Weighted average exercise price		Options	Weighted average exercise price		Options	Weighted average exercise price
		(in US$)	(in A$)		(in US$)	(in A$)		(in US$)	(in A$)
Outstanding at the beginning of the year	11,742	$12.31	$18.84	32,587	$11.78	$19.85	45,121	$13.56	$22.99
Exercised	(9,026)	12.23	18.87	(9,857)	9.15	16.08	(938)	10.17	16.02
Cancelled	(266)	12.52	19.07	(10,988)	13.57	24.31	(11,596)	18.84	32.38
Separation of News Corp	(466)	10.70	14.11	—	—	—	—	—	—
Options granted in conversion, as a result of the Separation	221	11.71	17.82	—	—	—	—	—	—

Outstanding at the end of the year (a)	2,205	$11.71	$17.82	11,742	$12.31	$18.84	32,587	$11.78	$19.85

(a)

As of June 30, 2013, all outstanding options were vested and exercisable. The intrinsic value of options outstanding at June 30, 2013, 2012 and 2011 was $29 million, $39 million and $11 million, respectively.

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

The following table summarizes the Company’s equity-based compensation:

	For the years ended June 30,
	2013	2012	2011
	(in millions)
Equity-based compensation from continuing operations	$241	$198	$147

Cash received from exercise of equity-based compensation	$181	$147	$12

Total intrinsic value of stock options exercised (a)	$73	$34	$2

(a)	The total intrinsic value of options exercised related to discontinued operations for the fiscal years ended June 30, 2013, 2012 and 2011 was $23 million, $12 million and $1 million.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At June 30, 2013, the Company’s total compensation cost related to non-vested stock options, RSUs and PSUs not yet recognized for all plans presented was approximately $128 million and is expected to be recognized over a weighted average period between one and two years.

The Company recognized a tax benefit (expense) on vested RSUs and stock options exercised of $38 million, $20 million and $(1) million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

At June 30, 2013 and 2012, the liability for cash-settled awards was approximately $185 million and $119 million, respectively.

NOTE 15. RELATED PARTIES

Director transactions

In connection with the Separation, the Company undertook a series of internal reorganization transactions to facilitate the transfers of entities and the related assets and liabilities. As part of those transactions, the Company redeemed 7,600 shares of preferred stock of Fox Television Holdings, Inc. (the “Preferred Stock”), an indirect wholly-owned subsidiary, from Mr. K.R. Murdoch, the Company’s Chairman and CEO. Mr. K.R. Murdoch initially was issued the Preferred Stock in connection with the Company’s first acquisition of broadcast television stations in the U.S., at a time when the Company was domiciled in Australia. The Preferred Stock was issued to Mr. K.R. Murdoch, a U.S. citizen, to enable compliance with federal law and FCC rules regulating foreign ownership of broadcast licensees. The structure was no longer necessary under federal law or FCC rules. The total redemption of approximately $875,000 consisted of a $760,000 repurchase at par value, plus accrued and unpaid dividends of approximately $115,000 (based on a $12 per share annual dividend). The amount paid was pursuant to the terms of the Preferred Stock and no premium was paid on the shares.

Freud Communications, which is controlled by Matthew Freud, Mr. K.R. Murdoch’s son-in-law, provided external support to certain press and publicity activities of the Company during fiscal years 2013, 2012, and 2011. The fees paid by the Company to Freud Communications were approximately $138,000, $195,000 and $202,000 in fiscal years ended June 30, 2013, 2012 and 2011, respectively.

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

Mr. Stanley Shuman, who resigned as Director Emeritus on June 28, 2013, and Mr. Kenneth Siskind, son of Mr. Arthur M. Siskind, Director Emeritus and Senior Advisor to the Chairman, are Managing Directors of Allen & Company LLC, a U.S. based investment bank, which provided investment advisory services to the Company. Total fees paid to Allen & Company LLC were $3 million, nil and $13.6 million in fiscal 2013, 2012 and 2011, respectively.

Other related entities

In the ordinary course of business, the Company enters into transactions with related parties, such as equity affiliates, to purchase and/or sell advertising, the sale of programming, administrative services and supplying

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

digital technology and services for digital pay television platforms. The following table sets forth the net revenue from related parties included in the consolidated statements of operations:

	For the years ended June 30,
	2013	2012	2011
	(in millions)
Related party revenue, net of expense	$398	$317	$362

The following table sets forth the amount of accounts receivable due from and payable to related parties outstanding on the consolidated balance sheets:

	As of June 30,
	2013	2012
	(in millions)
Accounts receivable from related parties	$254	$245
Accounts payable to related parties (a)	456	159

(a)	Fiscal 2013 includes amounts expected to be covered by the Indemnity and the final cash distribution to News Corp.

Rotana

The Company currently has an approximate 19% interest in Rotana Holding FZ-LLC (“Rotana”), which operates a diversified film, television, audio, advertising and entertainment business across the Middle East and North Africa. A significant stockholder of the Company, who owns approximately 7% of the Company’s Class B Common Stock, owns a controlling interest in Rotana. The Company also has an option to sell its interest in Rotana in fiscal year 2015 at the higher of the price per share based on a bona-fide sale offer or the original subscription price.

NOTE 16. COMMITMENTS AND CONTINGENCIES

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2013:

	As of June 30, 2013
	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Contracts for capital expenditure	$148	$121	$22	$5	$—
Operating leases (a)
Land and buildings	2,046	281	499	413	853
Transponder service agreements and other	2,415	428	747	591	649
Other commitments
Borrowings	16,458	137	950	1,043	14,328
Sports programming rights (b)	47,713	4,961	10,380	8,702	23,670
Entertainment programming rights	4,826	2,147	1,850	686	143
Other commitments and contractual obligations (c)	6,292	1,614	2,605	1,038	1,035

Total commitments, borrowings and contractual obligations	$79,898	$9,689	$17,053	$12,478	$40,678

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

	As of June 30, 2013
		Amount of Guarantees Expiration Per Period
Contingent guarantees:	Total Amounts Committed	1 year	2 - 3 years	4 - 5 years	After 5 years
	(in millions)
Sports programming rights (d)	$511	$392	$119	$—	$—
Hulu indemnity (e)	115	—	—	115	—
Letters of credit and other	62	62	—	—	—

	$688	$454	$119	$115	$—

(a)

The transponder service agreements represent approximately $1.8 billion of the total amounts committed and the balance includes leases for office facilities, equipment and microwave transmitters used to carry broadcast signals. These leases, which are classified as operating leases, expire at certain dates through fiscal 2036. Included in the total amounts committed of $2.4 billion, are $225 million of office facilities that have been sub-leased to News Corp.

(b)

Under the Company’s contract with the NFL, remaining future minimum payments for program rights to broadcast certain football games are payable over the remaining term of the contract through fiscal 2022.

The Company’s contract with the MLB gives the Company rights to broadcast certain regular season and post-season games, as well as exclusive rights to broadcast MLB’s World Series and All-Star Game through the 2021 MLB season.

The Company’s contracts with NASCAR give the Company rights to broadcast certain races and ancillary content through calendar year 2022.

Under the Company’s contracts with certain collegiate conferences, remaining future minimum payments for program rights to broadcast certain sporting events are payable over the remaining terms of the contracts.

Under the Company’s contract with Italy’s National League Football, remaining future minimum payments for programming rights to broadcast National League Football matches are payable over the remaining term of the contract through August 2015.

Under the Company’s contract with the Board of Control for Cricket in India (“BCCI”), remaining future minimum payments for program rights to broadcast international and domestic cricket matches and series are payable over the remaining term of the contract through fiscal 2018.

In addition, the Company has certain other local sports broadcasting rights.

(c)	Primarily includes obligations relating to distribution agreements, marketing agreements and television rating services.
(d)	In connection with the agreement with BCCI, the Company was required to obtain a bank guarantee covering its programming rights obligation.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(e)

In October 2012, Hulu redeemed Providence Equity Partners’ equity interest for $200 million. In connection with the transaction, Hulu incurred a charge primarily related to employee equity-based compensation. Accordingly, the Company recorded approximately $60 million to reflect its share of the charge in the second quarter of fiscal 2013. The Company has guaranteed $115 million of Hulu’s $338 million five-year term loan which was used by Hulu, in part, to finance the transaction. The fair value of this guarantee was calculated using Level 3 inputs and was included in the consolidated balance sheet in other liabilities. In July 2013, the Company invested an additional $125 million in Hulu and has committed to invest an additional $125 million in Hulu to maintain its ownership percentage of approximately 33%. The Company will continue to account for its interest in Hulu as an equity method investment.

In accordance with ASC 715, the total accrued benefit liability for pension and other postretirement benefit plans recognized as of June 30, 2013 was $584 million. (See Note 17—Pensions and Other Postretirement Benefits) This amount is affected by, among other items, statutory funding levels, changes in plan demographics and assumptions and investment returns on plan assets. Because of the current overall funded status of the Company’s material plans, the accrued liability does not represent expected near-term liquidity needs and, accordingly, this amount is not included in the contractual obligations table.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On July 15, 2011, another purported stockholder of the Company filed a derivative action captioned Massachusetts Laborers’ Pension & Annuity Funds v. Murdoch, et al., in the Delaware Court of Chancery (the “Mass. Laborers Litigation”). The complaint names as defendants the directors of the Company and the Company as a nominal defendant. The plaintiffs’ claims are substantially similar to those raised by the Amended Complaint in the Consolidated Action. Specifically, the plaintiff alleged that the directors of the Company have breached their fiduciary duties by, among other things, approving the Shine Transaction and for failing to exercise proper oversight in connection with the NoW Matter. The plaintiff also brought a breach of fiduciary duty claim against Rupert Murdoch as “controlling shareholder,” and a waste claim against the directors of the Company. The action sought damages, injunctive relief, fees and costs. On July 25, 2011, the plaintiffs in the Consolidated Action requested that the court consolidate the Mass. Laborers Litigation into the Consolidated Action. On August 24, 2011, the Mass. Laborers Litigation was consolidated with the Consolidated Action.

On September 29, 2011, the plaintiffs filed a Verified Second Amended Consolidated Shareholder Derivative and Class Action Complaint (“Second Amended Complaint”). In the Second Amended Complaint, the plaintiffs removed their claims involving the possible addition of Elisabeth Murdoch to the Company’s Board, added factual allegations to support their remaining claims and added a claim seeking to enjoin a buyback of Common B shares to the extent it would result in a change of control. The Second Amended Complaint sought declaratory relief, an injunction preventing the buyback of Class B shares, damages, pre- and post-judgment interest, fees and costs. The defendants filed a motion to dismiss the Second Amended Complaint. The hearing on the defendants’ fully-briefed motion to dismiss was postponed to allow further briefing by plaintiffs after the Cohen Litigation, which is defined and described below, was consolidated with the Consolidated Action.

On March 2, 2012, another purported stockholder of the Company filed a derivative action captioned Belle M. Cohen v. Murdoch, et al., in the Delaware Court of Chancery (the “Cohen Litigation”). The complaint names as defendants the directors of the Company and the Company as a nominal defendant. The complaint’s claims and allegations pertained to the NoW Matter and were substantially similar to the NoW Matter allegations raised in the Second Amended Complaint in the Consolidated Action. The complaint asserted causes of action against the defendants for alleged breach of fiduciary duty, gross mismanagement, contribution and indemnification, abuse of control, and waste of corporate assets. The action sought damages, fees and costs. On March 20, 2012, the Cohen Litigation was consolidated with the Consolidated Action.

On June 18, 2012, the plaintiffs in the Consolidated Action filed a Verified Third Amended Consolidated Shareholder Derivative Complaint (the “Third Amended Complaint”). The Third Amended Complaint alleged claims against director defendants for breach of fiduciary duty arising from the Shine Transaction; against Rupert Murdoch for breach of fiduciary duty as the purported controlling shareholder of the Company in connection with the Shine Transaction; against director defendants for breach of fiduciary duty arising from their purported failure to investigate illegal conduct in the NoW Matter and allegedly permitting the Company to engage in a cover up; against certain defendants for breach of fiduciary duty in their capacity as officers arising from a purported failure to investigate illegal conduct in the NoW Matter and allegedly permitting the Company to

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

engage in a cover up; and against James Murdoch for breach of fiduciary duty for allegedly engaging in a cover up related to the NoW Matter. The class action claim asserted in the Second Amended Complaint pertaining to the buyback of Common B shares and the relief related to that claim was removed. The Third Amended Complaint sought a declaration that the defendants violated their fiduciary duties, damages, pre- and post-judgment interest, fees and costs.

On July 18, 2012, the defendants renewed their postponed motion to dismiss in the Consolidated Action, and in support thereof, they filed supplemental briefing directed towards the allegations of the Third Amended Complaint. Plaintiffs’ response was filed on August 8, 2012. A hearing on the fully briefed motion was held in Chancery Court on September 19, 2012. The Court reserved decision.

On April 17, 2013, the parties reached an agreement in principle to settle the Consolidated Action. Pursuant to the terms of that settlement, the parties agreed that the director defendants in the Consolidated Action would cause to be paid on their behalf the amount of $139 million to the Company, minus any attorneys’ fees and expenses awarded by the Court to the plaintiffs’ counsel. Such amount is to be paid from an escrow account created for the benefit of the director defendants pursuant to an agreement reached between the defendants and their directors’ and officers’ liability insurers for the payment of insurance proceeds, subject to a claims release. In addition to the payment to the Company, the settlement contemplates that the Company will build on corporate governance and compliance enhancements which the Company has implemented in the past year. These shall remain in effect at least through December 31, 2016, and will be applicable to both the Company and News Corp. The Memorandum of Understanding related to the settlement was filed with the Court, and on May 3, 2013, the Stipulation of Settlement was filed with the Court. On May 6, 2013, the Court entered a Scheduling Order, which, among other things, set the settlement hearing for June 26, 2013 (the “Settlement Hearing”), and approved the form of Notice of Pendency of Derivative Action, Proposed Settlement of Derivative Action, Settlement Hearing, and Right to Appear, which was distributed to holders of the Company’s common stock in accordance with the Scheduling Order.

At the Settlement Hearing, the Court approved the settlement and entered a final judgment dismissing the Consolidated Action. In connection therewith, the Court approved an attorneys’ fee award to plaintiffs’ counsel of $28 million, payable from the $139 million settlement proceeds to be received by the Company. No stockholder objected to either the settlement or the proposed fee award. The settlement became effective on August 16, 2013, because as of that date, the dismissal of the Consolidated Action as well as the dismissals of each of the Shields Litigation, the Iron Workers Litigation and the Stricklin Litigation (each as described below under the heading “Shareholder Litigation—Southern District of New York”) were no longer subject to appeal, and accordingly no amount has been recorded for this contingent asset in the consolidated balance sheets.

On May 30, 2012, a purported stockholder of the Company filed a class action lawsuit in the Delaware Court of Chancery on behalf of all non-U.S. stockholders of the Company’s Class B shares, captioned Första Ap-Fonden v. News Corporation, et al. The plaintiff alleged that, by temporarily suspending 50% of the voting rights of the Class B shares held by non-U.S. stockholders to remain in compliance with U.S. governing broadcast licenses (the “Suspension”), the Company and the Board violated the Company’s charter and the General Corporation Law of the State of Delaware (“DGCL”) and the directors breached their fiduciary duties, both in approving the Suspension and in failing to monitor the Company’s ownership by non-U.S. stockholders. The complaint named as defendants the Company and all directors of the Company at the time of the Suspension. The complaint sought a declaration that the defendants violated the Company’s charter and the DGCL, a declaration that the directors breached their fiduciary duties, a declaration that the Suspension is invalid and unenforceable, an injunction of the Suspension, damages, fees, and costs. On June 11, 2012, the defendants filed an opening brief in support of a motion to dismiss the complaint in its entirety. On August 2, 2012, the

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

plaintiff filed a Verified Amended and Supplemented Class Action Complaint (the “Amended and Supplemented Complaint”). The Amended and Supplemented Complaint sought a declaration that the defendants violated the Company’s charter and the DGCL, a declaration that the directors breached their fiduciary duties, a declaration that the Suspension is invalid and unenforceable, an injunction of the Suspension, a declaration that non-U.S. stockholders of the Company’s Class B shares are entitled to vote all of their shares on the Proposed Separation Transaction, damages, fees, and costs. On August 28, 2012, the parties entered into a Memorandum of Understanding providing for an agreement in principle to settle the lawsuit. The Memorandum of Understanding, which was filed with the Court on September 5, 2012, provided in pertinent part: (i) within 5 business days after receiving Court approval, the Company will file a petition with the FCC requesting permission to comply with law governing broadcast licenses for any meeting of stockholders by (a) determining the number of shares held by foreign stockholders that are present at the meeting and that would be entitled to vote but for the Suspension, and (b) counting as votes cast all voted shares held by foreign stockholders, up to a total of 25% of the shares voted; (ii) the Company’s Audit Committee will determine on at least an annual basis the total number of voting shares held by non-U.S. citizens and will have the power to modify or eliminate any then-existing suspension; the Company will disclose this information in its annual proxy materials and (iii) the Company will not consent to amend, modify or terminate the Murdoch Family Interests agreement without prior approval of the Audit Committee, which in the case of any vote related to the Proposed Separation Transaction, must be unanimous. The settlement was subject to Court approval after notice to the stockholders and a hearing. The Stipulation of Settlement was filed with the Court on November 30, 2012. On December 10, 2012, the Court entered a Scheduling Order, which, among other things, set the settlement hearing for April 26, 2013, and approved the form of Notice of Pendency of Class Action, Proposed Settlement of Class Action, Settlement Hearing, and Right to Appear, which has been distributed to holders of the Company’s Class B Common Stock in accordance with the Scheduling Order. At a hearing held on April 26, 2013, the Court approved the settlement and dismissed the action with prejudice.

Southern District of New York

On July 18, 2011, a purported shareholder of the Company filed a derivative action captioned Shields v. Murdoch, et al. (“Shields Litigation”), in the United States District Court for the Southern District of New York. The plaintiff alleged violations of Section 14(a) of the Securities Exchange Act, as well as state law claims for breach of fiduciary duty, gross mismanagement, waste, abuse of control and contribution/indemnification arising from, and in connection with, the NoW Matter. The complaint named the directors of the Company as defendants and named the Company as a nominal defendant, and sought damages and costs. On August 4, 2011, the plaintiff filed an amended complaint. The plaintiff sought compensatory damages, an order declaring the October 15, 2010 shareholder vote on the election of the Company’s directors void; an order setting an emergency shareholder vote date for election of new directors; an order requiring the Company to take certain specified corporate governance actions; and an order (i) putting forward a shareholder vote resolution for amendments to the Company’s Article of Incorporation and (ii) taking such other action as may be necessary to place before shareholders for a vote on corporate governance policies that: (a) appoint a non-executive Chair of the Board who is not related to the Murdoch family or extended family; (b) appoint an independent Chair of the Board’s Audit Committee; (c) appoint at least three independent directors to the Governance and Nominating Committees; (d) strengthen the Board’s supervision of financial reporting processes and implement procedures for greater shareholder input into the policies and guidelines of the Board; and (e) appropriately test and strengthen the internal and audit control functions.

On July 19, 2011, a purported class action lawsuit captioned Wilder v. News Corp., et al. (“Wilder Litigation”), was filed on behalf of all purchasers of the Company’s common stock between March 3, 2011 and July 11, 2011, in the United States District Court for the Southern District of New York. The plaintiff brought

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

claims under Section 10(b) and Section 20(a) of the Securities Exchange Act, alleging that false and misleading statements were issued regarding the NoW Matter. The suit names as defendants the Company, Rupert Murdoch, James Murdoch and Rebekah Brooks, and seeks compensatory damages, rescission for damages sustained, and costs. On June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff and Robbins Geller Rudman & Dowd as lead counsel. Thereafter, on July 3, 2012, the court issued an order providing that an amended consolidated complaint shall be filed by July 31, 2012. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants NI Group Limited (now known as News Corp UK & Ireland Limited) and Les Hinton, and expanded the class period to include February 15, 2011 to July 18, 2011. The defendants have filed motions to dismiss the complaint which are pending. The Company’s management believes the claims in the Wilder Litigation are entirely without merit, and intends to vigorously defend those claims.

On July 22, 2011, a purported shareholder of the Company filed a derivative action captioned Stricklin v. Murdoch, et al. (“Stricklin Litigation”), in the United States District Court for the Southern District of New York. The plaintiff brought claims for breach of fiduciary duty, gross mismanagement, and waste of corporate assets in connection with, among other things, (i) the NoW Matter; (ii) News America’s purported payments to settle allegations of anti-competitive behavior; and (iii) the Shine Transaction. The action named as defendants the Company, Les Hinton, Rebekah Brooks, Paul Carlucci and the directors of the Company. On August 3, 2011, the plaintiff served a motion for expedited discovery and to appoint a conservator over the Company, which defendants objected to. The motion was not briefed. On August 16, 2011, the plaintiffs filed an amended complaint. The plaintiff sought various forms of relief including compensatory damages, injunctive relief, disgorgement, the award of voting rights to Class A shareholders, the appointment of a conservator over the Company to oversee the Company’s responses to investigations and litigation related to the NoW Matter, fees and costs.

On August 10, 2011, a purported shareholder of the Company filed a derivative action captioned Iron Workers Mid-South Pension Fund v. Murdoch, et al. (“Iron Workers Litigation”), in the United States District Court for the Southern District of New York. The plaintiff brought claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment and alleged violations of Section 14(a) of the Securities Exchange Act in connection with the NoW Matter. The action named as defendants the Company, Les Hinton, Rebekah Brooks and the directors of the Company. The plaintiff sought various forms of relief including compensatory damages, voiding the election of the director defendants, an order requiring the Company to take certain specified corporate governance actions, injunctive relief, restitution, fees and costs.

On November 21, 2011, the court issued an order setting a briefing schedule for the defendants’ motion to stay the Stricklin Litigation, the Iron Workers Litigation and the Shields Litigation pending the outcome of the consolidated action pending in the Delaware Court of Chancery. On September 18, 2012, the Court denied the motion as to two of the cases and dismissed the third with leave to replead, which the plaintiff did. Specifically, on October 4, 2012, Stricklin filed a Second Amended Complaint that added a claim under Section 14(a) of the Securities Exchange Act challenging the disclosures in the Company’s definitive proxy statements issued during the years of 2005 through 2012. The plaintiff sought, among other things, to void the election of the director defendants at the Company’s 2012 annual meeting. The plaintiffs in Shields, Stricklin and Iron Workers requested a pre-motion conference to address the potential consolidation of these derivative actions and a briefing schedule regarding the potential leadership structure for the plaintiffs, but a pre-motion conference was not held and the actions were not consolidated.

On July 16, 2013, after the dismissal of the Consolidated Action by the Delaware Court of Chancery as discussed above, the court entered uncontested Orders of Dismissal in the Shields Litigation, the Stricklin

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Litigation and the Iron Workers Litigation, dismissing each of the lawsuits. As described above, the settlement of the Consolidated Action (described above under the heading “Shareholder Litigation—Delaware”) became effective on August 16, 2013, because as of that date, the dismissal of the Consolidated Action as well as the dismissals of each of the Shields Litigation, the Iron Workers Litigation and the Stricklin Litigation were no longer subject to appeal.

On June 7, 2013, Iron Workers brought a second derivative action captioned Iron Workers Mid-South Pension Fund v. Murdoch, et al. (“Second Iron Workers Litigation”), in the United States District Court for the Southern District of New York, which related to the same subject matter as the Consolidated Action and the Shields Litigation, the Stricklin Litigation, and the Iron Workers Litigation. The plaintiff brought state law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with alleged anti-competitive practices at Company subsidiaries. The action named as defendants current and former directors of the Company. The plaintiff sought various forms of relief including compensatory damages, an order requiring the Company to take certain specified corporate governance actions, injunctive relief, restitution, fees and costs. On June 18, 2013, the plaintiff moved for the dismissal of the Second Iron Workers Litigation, and the court granted the Order of Dismissal on July 24, 2013, dismissing the Second Iron Workers Litigation.

U.K. Newspaper Matters and Related Investigations and Litigation

U.S. regulators and governmental authorities continue to conduct investigations initiated in 2011 with respect to the U.K. Newspaper Matters. The Company is cooperating with these investigations. It is not possible at this time to estimate the liability, if any, of the Company relating to these investigations.

In connection with the Separation, the Company and News Corp agreed in the Separation and Distribution Agreement that the Company will indemnify News Corp, on an after-tax basis, for payments made after the Separation arising out of civil claims and investigations relating to the U.K. Newspaper Matters as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp (the “Indemnity”). Upon Separation, the parent-subsidiary relationship between the Company and News Corp no longer exists and, as such, the Indemnity is subject to recognition under ASC 460 by the Company. As of June 30, 2013, the Company recognized approximately $40 million related to the fair value of amounts accrued by News Corp as of the date of the Separation which are expected to be covered by the Indemnity and has provided an additional $110 million for the fair value of expected future payments to be made under the Indemnity. If additional information becomes available and as payments are made, the Company will update the liability provision for the Indemnity. Any changes to the fair value of the liability provision for the Indemnity in the future will impact the results of operations for that period. The liability provision for the Indemnity was estimated by probability weighting expected payments to be made to News Corp under such Agreement and discounting probability-weighted expected payments to the valuation date, using a discount rate based on the Company’s cost of debt.

It is possible that these proceedings and any adverse resolution thereof, including any fines or other penalties associated with any plea, judgment or similar result could damage the Company’s reputation, impair its ability to conduct its business and adversely affect its results of operations, financial condition and liquidity.

Other

Other than as disclosed in the notes to the accompanying consolidated financial statements, the Company is party to several other purchase and sale arrangements which become exercisable over the next ten years by the

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company or the counter-party to the agreement. None of these arrangements that become or are exercisable in the next twelve months are material. Purchase arrangements that are exercisable by the counter-party to the agreement, and that are outside the sole control of the Company, are accounted for in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity.” Accordingly, the fair values of such purchase arrangements are classified in redeemable noncontrolling interests.

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

NOTE 17. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. The major pension plans and postretirement benefit plans are closed to new participants (with the exception of groups covered by collective bargaining agreements). In connection with the Separation of News Corp, the Company entered into an Employee Matters Agreement with News Corp which provides that employees of News Corp no longer participate in benefit plans sponsored or maintained by the Company as of the Separation date. Upon separation, the Company’s plans transferred assets and obligations to News Corp resulting in a net decrease in sponsored pension and postretirement plan obligations of $558 million. Additionally, as a result of the Separation, deferred items of approximately $500 million were transferred to News Corp.

The Company has a legally enforceable obligation to contribute to some plans and is not required to contribute to others. The plans in the U.S. include both defined benefit pension plans and employee non-contributory and employee contributory accumulation plans covering all eligible employees. The Company makes contributions in accordance with applicable laws or contract terms in each jurisdiction in which the Company operates. The Company’s benefit obligation is calculated using several assumptions which the Company reviews on a regular basis.

The funded status of the plans can change from year to year, but the assets of the funded plans have been sufficient to pay all benefits that came due in each of fiscal 2013, 2012 and 2011.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The following table sets forth the change in the projected benefit obligation, change in the fair value of plan assets and funded status for the Company’s benefit plans:

	Pension benefits		Postretirement benefits
	As of June 30,
	2013	2012	2013	2012
	(in millions)
Projected benefit obligation, beginning of the year	$3,855	$3,204	$377	$313
Service cost	105	97	4	5
Interest cost	101	176	6	16
Benefits paid	(51)	(115)	(7)	(19)
Settlements (a)	(66)	(131)	—	—
Actuarial (gain) loss (b)	(279)	660	(3)	62
Foreign exchange rate changes	(2)	(42)	—	—
Other	(34)	6	—	—
Separation of News Corp plans	(1,534)	—	(231)	—

Projected benefit obligation, end of the year	2,095	3,855	146	377

Change in the fair value of plan assets for the Company’s benefit plans:
Fair value of plan assets, beginning of the year	2,772	2,724	—	—
Actual return on plan assets	116	68	—	—
Employer contributions	95	255	—	—
Benefits paid	(51)	(115)	—	—
Settlements (a)	(66)	(131)	—	—
Foreign exchange rate changes	(3)	(34)	—	—
Amendments, transfers and other	1	5	—	—
Separation of News Corp plans	(1,187)	—	—	—
Payable to News Corp plans	(20)	—	—	—

Fair value of plan assets, end of the year	1,657	2,772	—	—

Funded status (c)	$(438)	$(1,083)	$(146)	$(377)

(a)	Amounts related to payments made to former employees in full settlement of their deferred pension benefits.
(b)	Actuarial (gains) losses primarily related to changes in the discount rate and the strengthening of the mortality tables utilized in measuring plan obligations at June 30, 2013 and 2012, respectively.
(c)

The Company has established an irrevocable grantor trust (the “Trust”), administered by an independent trustee, with the intention of making cash contributions to the Trust to fund certain future pension benefit obligations of the Company. The assets in the Trust are unsecured funds of the Company and can be used to satisfy the Company’s obligations in the event of bankruptcy or insolvency. The fair value of the assets in the Trust at June 30, 2013 and 2012 was approximately $200 million and $173 million, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amounts recognized in the consolidated balance sheets consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2013	2012	2013	2012
	(in millions)
Accrued pension/postretirement liabilities	$(438)	$(1,083)	$(146)	$(377)

Net amount recognized	$(438)	$(1,083)	$(146)	$(377)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2013	2012	2013	2012
	(in millions)
Actuarial losses	$625	$1,538	$42	$105
Prior service cost (benefit)	9	8	—	(40)

Net amounts recognized	$634	$1,546	$42	$65

Amounts in accumulated other comprehensive income expected to be recognized as a component of net periodic pension cost in fiscal 2014:

	Pension benefits	Postretirement benefits
	As of June 30,
	2013	2013
	(in millions)
Actuarial losses	$40	$3
Prior service cost (benefit)	1	—

Net amounts recognized	$41	$3

Accumulated pension benefit obligations at June 30, 2013 and 2012 were $1,843 million and $3,456 million, respectively. Below is information about funded and unfunded pension plans.

	Funded Plans		Unfunded Plans
	As of June 30,
	2013	2012	2013		2012
	(in millions)
Projected benefit obligation	$1,807	$3,508	$288		$347
Accumulated benefit obligation	1,563	3,121	280		335
Fair value of plan assets	1,657	2,772	—	(a)	—

(a)

The Company has established a Trust to fund certain future pension benefit obligations of the Company. The assets in the Trust are unsecured funds of the Company and can be used to satisfy the Company’s obligations in the event of bankruptcy or insolvency. The fair value of the assets in the Trust at June 30, 2013 was approximately $200 million.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Below is information about pension plans in which the accumulated benefit obligation exceeds fair value of the plan assets.

	Funded Plans		Unfunded Plans
	As of June 30,
	2013	2012	2013		2012
	(in millions)
Projected benefit obligation	$411	$3,508	$288		$347
Accumulated benefit obligation	386	3,121	280		335
Fair value of plan assets	370	2,772	—	(a)	—

(a)

The Company has established a Trust to fund certain future pension benefit obligations of the Company. The assets in the Trust are unsecured funds of the Company and can be used to satisfy the Company’s obligations in the event of bankruptcy or insolvency. The fair value of the assets in the Trust at June 30, 2013 was approximately $200 million.

The components of net periodic benefits costs from continuing operations were as follows:

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2013	2012	2011	2013	2012	2011
	(in millions)
Service cost benefits earned during the period	$105	$78	$77	$4	$3	$3
Interest costs on projected benefit obligations	101	103	102	6	6	7
Expected return on plan assets	(110)	(103)	(97)	—	—	—
Amortization of deferred losses	79	32	37	3	—	—
Other	2	6	8	—	(2)	(3)

Net periodic benefits costs from continuing operations	$177	$116	$127	$13	$7	$7

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2013	2012	2011	2013	2012	2011
Additional information from continuing operations:
Weighted-average assumptions used to determine benefit obligations
Discount rate	5.2%	4.3%	5.7%	4.8%	3.8%	5.3%
Rate of increase in future compensation	4.4%	6.2%	6.1%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.3%	5.7%	5.7%	3.8%	5.3%	5.5%
Expected return on plan assets	7.0%	7.0%	7.0%	N/A	N/A	N/A
Rate of increase in future compensation	6.2%	6.1%	6.1%	N/A	N/A	N/A

N/A—not applicable

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following assumed health care cost trend rates at June 30 were also used in accounting for postretirement benefits:

	Postretirement benefits
	Fiscal 2013	Fiscal 2012
Health care cost trend rate	6.8%	7.3%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2019	2019

Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. The effect of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate would have the following effects on the results for fiscal 2013:

	Service and interest costs	Benefit obligation
	(in millions)
One percentage point increase	N/A	$5
One percentage point decrease	N/A	$(4)

The following table sets forth the estimated benefit payments for the next five fiscal years and in aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

	Expected benefit payments
	Pension benefits	Postretirement benefits
	(in millions)
Fiscal year:
2014	$100	$7
2015	95	7
2016	101	7
2017	107	8
2018	111	9
2019-2023	658	49

The above table shows expected benefits payments for the postretirement benefits net of U.S. Medicare subsidy receipts which are anticipated to be less than $1 million per year.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below presents the Company’s plan assets by level within the fair value hierarchy, as described in Note 8—Fair Value, as of June 30, 2013 and 2012:

	As of June 30, 2013				As of June 30, 2012
		Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3 (a)	Total	Level 1	Level 2	Level 3 (a)
	(in millions)
Assets
Short-term investments	$—	$—	$—	$—	$—	$—	$—	$—
Pooled funds: (b)
Money market funds	22	—	22	—	224	—	224	—
Domestic equity funds	146	146	—	—	125	125	—	—
International equity funds	264	214	50	—	585	291	294	—
Domestic fixed income funds	278	278	—	—	312	312	—	—
International fixed income funds	32	—	32	—	329	—	329	—
Balanced funds	297	155	142	—	622	146	476	—
Common stocks (c)
U.S. common stocks	300	300	—	—	258	257	1	—
Government and agency obligations (d)
Domestic government obligations	35	—	35	—	26	—	26	—
Domestic agency obligations	67	—	67	—	110	—	110	—
International government obligations	66	—	66	—	75	—	75	—
Corporate obligations (d)	75	—	75	—	25	—	25	—
Partnership interests (e)	38	—	38	—	38	—	38	—
Other	37	(12)	48	1	43	3	27	13

Total	$1,657	$1,081	$575	$1	$2,772	$1,134	$1,625	$13

(a)	The majority of the investments measured using Level 3 inputs were distributed in connection with the Separation. The amount remaining is considered to be immaterial.
(b)

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
(e)

The fair values of partnerships that are not publicly traded are based on the fair value obtained from the general partner. As a result of further analysis of the characteristics of the partnership interests, they have been reclassified from Level 3 investments as reported at June 30, 2012 to Level 2 investments. These revisions in the disclosed classification had no effect on the reported fair value of these investments.

The Company’s investment strategy for its pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits while maintaining adequate funding levels. The Company’s practice is to conduct a periodic strategic review of its asset allocation. The Company’s current broad strategic targets are to have a pension asset portfolio comprising

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of 48% equity securities, 37% fixed income securities and 15% in cash and other investments. In developing the expected long-term rate of return, the Company considered the pension asset portfolio’s past average rate of returns and future return expectations of the various asset classes. A portion of the other allocation is reserved in short-term cash to provide for expected benefits to be paid in short term. The Company’s equity portfolios are managed in such a way as to achieve optimal diversity. The Company’s fixed income portfolio is investment grade in the aggregate. The Company does not manage any assets internally.

The Company’s benefit plan weighted-average asset allocations, by asset category, are as follows:

	Pension benefits
	As of June 30,
	2013	2012
Asset Category:
Equity securities	43%	37%
Debt securities	37%	39%
Other, including cash	20%	24%

Total	100%	100%

Required pension plan contributions for the next fiscal year are not expected to be material; however, actual contributions may be affected by pension asset and liability valuation changes during the year. The Company will continue to make voluntary contributions as necessary to improve funded status.

Multi-employer Pension and Postretirements Plans

The Company contributes to various multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of its union-represented employees, primarily at the Filmed Entertainment segment. The risks of participating in these multiemployer pension plans are different from single-employer pension plans such that (i) contributions made by the Company to the multiemployer pension plans may be used to provide benefits to employees of other participating employers; (ii) if the Company chooses to stop participating in certain of these multiemployer pension plans, it may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability; and (iii) actions taken by a participating employer that lead to a deterioration of the financial health of a multiemployer pension plan may result in the unfunded obligations of the multiemployer pension plan to be borne by its remaining participating employers. While no multiemployer pension plan that the Company contributed to is individually significant to the Company, the Company was listed on four Form 5500s as providing more than 5% of total contributions based on the current information available. The financial health of a multiemployer plan is indicated by the zone status, as defined by the Pension Protection Act of 2006, which represents the funded status of the plan as certified by the plan's actuary. Plans in the red zone are less than 65% funded, the yellow zone are between 65% and 80% funded, and green zone are at least 80% funded. The most recent available funded status of the four plans in which the Company was listed as providing more than 5% of total contributions are all green. Total contributions made by the Company to multiemployer pension plans were $66 million for the fiscal years ended June 30, 2013 and 2012 and $55 million for the fiscal year ended June 30, 2011.

The Company also contributes to various other multiemployer benefit plans that provide health and welfare benefits to active and retired participants, primarily at the Filmed Entertainment segment. Total contributions made by the Company to these other multiemployer benefit plans for the fiscal years ended June 30, 2013, 2012, and 2011 were $80 million, $67 million and $62 million, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Defined Contribution Plans

The Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $195 million, $198 million and $194 million for the fiscal year ended June 30, 2013, 2012 and 2011, respectively, of which $134 million, $141 million and $148 million related to discontinued operations, respectively.

NOTE 18. INCOME TAXES

Income from continuing operations before income tax expense was attributable to the following jurisdictions:

	For the years ended June 30,
	2013	2012	2011
	(in millions)
U.S. (including exports)	$8,115	$3,861	$2,756
Foreign	621	602	342

Income from continuing operations before income tax expense	$8,736	$4,463	$3,098

Significant components of the Company’s provision for income taxes from continuing operations were as follows:

	For the years ended June 30,
	2013	2012	2011
	(in millions)
Current:
U.S.
Federal	$1,024	$867	$1,000
State & local	93	16	72
Foreign	93	49	106

Total current	1,210	932	1,178

Deferred	480	162	(505)

Provision for income taxes from continuing operations	$1,690	$1,094	$673

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The reconciliation of income tax attributable to continuing operations computed at the statutory rate to income tax expense was:

	For the years ended June 30,
	2013	2012	2011
U.S. federal income tax rate	35%	35%	35%
(Sale) purchase of interest in subsidiaries	(4)	(4)	(4)
State and local taxes	1	1	2
Effect of foreign operations	(2)	(6)	(6)
Resolution of tax matters	(1)	—	(5)
Non-deductible goodwill on asset impairment(a)	—	2	2
Valuation allowance movements(b)	(7)	1	1
Nontaxable income attributable to noncontrolling interests	(1)	(2)	(2)
Domestic production activities deduction	(1)	(3)	(2)
Other	(1)	1	1

Effective tax rate for income from continuing operations	19%	25%	22%

(a)	See Note 10—Goodwill and Other Intangible Assets.
(b)

Adjustments to valuation allowances primarily for the utilization of foreign tax credit carryforwards, in connection with the NDS transaction and the consolidation of Sky Deutschland which in accordance with ASC 740 reduced income tax expense due to the removal of a historical valuation allowance.

The following is a summary of the components of the deferred tax accounts:

	As of June 30,
	2013	2012
	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$1,109	$179
Capital loss carryforwards	1,676	215
Foreign tax credit carryforwards	474	615
Accrued liabilities	653	798
Other	231	—

Total deferred tax assets	4,143	1,807

Deferred tax liabilities:
Basis difference and amortization	(2,449)	(1,015)
Revenue recognition	(505)	(436)
Sports rights contracts	(128)	(160)
Other	—	(72)

Total deferred tax liabilities	(3,082)	(1,683)

Net deferred tax asset (liability) before valuation allowance	1,061	124
Less: valuation allowance	(3,284)	(1,514)

Net deferred tax liabilities from continuing operations	(2,223)	(1,390)
Net deferred tax liabilities from discontinued operations	—	(975)

Total Net deferred tax liabilities	$(2,223)	$(2,365)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company had net current deferred tax assets of $9 million and $1 million at June 30, 2013 and 2012, respectively, and noncurrent deferred tax assets of $48 million and $22 million at June 30, 2013 and 2012, respectively. The Company also had non-current deferred tax liabilities of $2,280 million and $1,413 million at June 30, 2013 and 2012, respectively.

At June 30, 2013, the Company had approximately $3.8 billion of net operating loss carryforwards available to offset future taxable income. The majority of these net operating loss carryforwards have an unlimited carryforward period. The increase in net operating loss carryforwards in fiscal 2013 as compared to fiscal 2012 is primarily due to the consolidation of Sky Deutschland. Sky Deutschland has a history of net operating losses and consequently we have made the determination that it is not more likely than not that the Company will have sufficient future taxable income to recognize these net operating loss carryforwards. Accordingly, a valuation allowance of $1.1 billion has been established to reflect the expected realization of these net operating loss carryforwards as of June 30, 2013 in accordance with ASC 740.

At June 30, 2013, the Company had approximately $4.8 billion of capital loss carryforwards available to offset future taxable income. The increase in capital loss carryforwards in fiscal 2013 as compared to fiscal 2012 is primarily due to the capital losses realized in respect to the Separation. The majority of these losses are subject to a five year carryfoward period. It is not more likely than not that we will generate capital gain income in the normal course of business. Therefore, a valuation allowance of $1.5 billion has been established to reflect the expected realization of these capital loss carryforwards as of June 30, 2013, in accordance with ASC 740.

At June 30, 2013, the Company has approximately $474 million of foreign tax credit carryovers available to offset future income tax expense. Foreign tax credit carryforwards may only be utilized to offset the portion of the Company’s earnings in the U.S. which are considered foreign source. If these credits are not utilized to offset future U.S. income tax expense, the credits will expire starting in the June 30, 2014 fiscal year through the fiscal year June 30, 2020. In fiscal 2013, in connection with the NDS transaction, the Company was able to utilize foreign tax credit carryforwards that were previously subject to a valuation allowance. While the Company has been able to realize a benefit from foreign tax credits generated in the current year, absent significant one-time transactions outside the normal course of business, the Company is not able to benefit foreign tax credit carryforwards. As a result, the Company has concluded that it is more likely than not that these foreign tax credit carryforwards will not be realized. In accordance with ASC 740, a valuation allowance of $474 million has been established to reflect the expected realization of these tax credit carryovers as of June 30, 2013.

The following table sets forth the change in the unrecognized tax benefits, excluding interest and penalties:

	For the year ended June 30,
	2013	2012	2011
	(in millions)
Balance, beginning of period	$173	$140	$127
Additions for prior year tax positions	60	32	40
Additions for current year tax positions	4	14	—
Reduction for prior year tax positions	(37)	(13)	(27)

Balance, end of period from continuing operations	200	173	140

Balance, end of period from discontinued operations	—	116	116

Balance, end of period total	$200	$289	$256

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense, which is consistent with the recognition in prior reporting periods. During the fiscal years ended June 30, 2013, 2012 and 2011, the Company recognized approximately $4 million, $3 million and $2 million in interest charges, respectively. The Company recorded liabilities for accrued interest of approximately $44 million and $40 million as of June 30, 2013 and 2012, respectively.

The Company is subject to tax in various domestic and international jurisdictions and, as a matter of ordinary course, the Company is regularly audited by Federal, state and foreign tax authorities. The Company believes it has appropriately accrued for the expected outcome of all other pending tax matters and does not currently anticipate that the ultimate resolution of other pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity. The U.S. Internal Revenue Service has concluded its examination of the Company’s returns through fiscal year 2009. Additionally, the Company’s income tax returns for fiscal years 2000 through 2012 are subject to examination in various foreign jurisdictions. The Company does not expect significant changes to these positions over the next 12 months. As of June 30, 2013 and 2012, approximately $200 million and $173 million, respectively, would affect the Company’s effective income tax rate, if and when recognized in future fiscal years.

A foreign subsidiary of News Corp prior to the Separation has filed refunds to claim certain losses in a foreign jurisdiction. Pursuant to the tax sharing and indemnification agreement, the proceeds, if any, of such claims, net of applicable taxes incurred by News Corp, are to be paid to the Company. The Company has not recognized an asset since such amounts are currently being disputed by the foreign tax authority and the resolution is not determinable at this time. Depending upon the final outcome of this uncertainty, News Corp may receive a refund of taxes of $0 to $600 million plus interest.

The Company has not provided for U.S. taxes on undistributed earnings of foreign subsidiaries as they are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability for temporary differences related to these earnings is not practicable. Undistributed earnings of foreign subsidiaries of the Company considered to be indefinitely reinvested amounted to approximately $700 million at June 30, 2013.

NOTE 19. SEGMENT INFORMATION

The Company has realigned its reporting segments following the Separation and the Other segment has been renamed; Other, Corporate and Eliminations. This segment includes costs not directly associated with an operating segment, such as corporate overhead and eliminations.

The Company is a diversified global media and entertainment company, which manages and reports its businesses in the following five segments:

•

Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems, direct broadcast satellite operators and telecommunication companies primarily in the U.S., Latin America, Europe and Asia.

•

Television, which principally consists of the broadcasting of network programming in the U.S. and the operation of 28 full power broadcast television stations, including 10 duopolies, in the U.S. (of these stations, 18 are affiliated with the FOX Broadcasting Company (“FOX”) and 10 are affiliated with Master Distribution Service, Inc. (“MyNetworkTV”)).

•

Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•	Direct Broadcast Satellite Television, which consists of the distribution of programming services via satellite, cable, and broadband directly to subscribers in Italy, Germany and Austria.

•	Other, Corporate and Eliminations, which principally consists of corporate overhead and eliminations and other businesses.

The Company’s operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is Segment OIBDA.

Segment OIBDA is defined as revenues less operating expenses and selling, general and administrative expenses. Segment OIBDA does not include: depreciation and amortization, amortization of cable distribution investments, impairment and restructuring charges, equity earnings of affiliates, interest expense, net, interest income, other, net, income tax expense and net income attributable to noncontrolling interests. The Company believes that information about Segment OIBDA assists all users of the Company’s consolidated financial statements by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from non-operational factors that affect net income, thus providing insight into both operations and the other factors that affect reported results.

Total Segment OIBDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment and restructuring charges, which are significant components in assessing the Company’s financial performance.

Management believes total Segment OIBDA is an appropriate measure for evaluating the operating performance of the Company’s business. Segment OIBDA provides management, investors and equity analysts measures to analyze operating performance of the Company’s business and its enterprise value against historical data and competitors’ data, although historical results, including Segment OIBDA, may not be indicative of

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).

	For the years ended June 30,
	2013	2012	2011
	(in millions)
Revenues:
Cable Network Programming	$10,881	$9,324	$8,212
Television	4,860	4,803	4,844
Filmed Entertainment	8,642	8,363	7,813
Direct Broadcast Satellite Television	4,439	3,740	3,761
Other, Corporate and Eliminations	(1,147)	(1,179)	(398)

Total revenues	$27,675	$25,051	$24,232

Segment OIBDA:
Cable Network Programming	$4,177	$3,549	$3,009
Television	855	791	770
Filmed Entertainment	1,308	1,312	1,058
Direct Broadcast Satellite Television	397	561	546
Other, Corporate and Eliminations	(476)	(456)	(563)

Total Segment OIBDA	6,261	5,757	4,820

Depreciation and amortization	(797)	(711)	(777)
Amortization of cable distribution investments	(89)	(88)	(92)
Impairment and restructuring charges	(48)	(242)	(288)
Equity earnings of affiliates	655	636	352
Interest expense, net	(1,063)	(1,032)	(962)
Interest income	57	77	75
Other, net	3,760	66	(30)

Income from continuing operations before income tax expense	8,736	4,463	3,098
Income tax expense	(1,690)	(1,094)	(673)

Income from continuing operations	7,046	3,369	2,425
Income (loss) from discontinued operations, net of tax	277	(1,997)	443

Net income	7,323	1,372	2,868
Less: Net income attributable to noncontrolling interests	(226)	(193)	(129)

Net income attributable to Twenty-First Century Fox, Inc. stockholders	$7,097	$1,179	$2,739

Intersegment revenues, generated primarily by the Filmed Entertainment segment, of approximately $979 million, $1,061 million and $914 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively, have been eliminated within the Other, Corporate and Eliminations segment. Segment OIBDA generated primarily by the Filmed Entertainment segment of approximately $(18) million, $51 million and $21 million for

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the fiscal years ended June 30, 2013, 2012 and 2011, respectively, have been eliminated within the Other, Corporate and Eliminations segment.

	For the years ended June 30,
	2013	2012	2011
	(in millions)
Depreciation and amortization:
Cable Network Programming	$197	$166	$156
Television	93	85	89
Filmed Entertainment	132	129	110
Direct Broadcast Satellite Television	355	307	314
Other, Corporate and Eliminations	20	24	108

Total depreciation and amortization	$797	$711	$777

Capital expenditures:
Cable Network Programming	$88	$83	$72
Television	103	72	64
Filmed Entertainment	63	50	49
Direct Broadcast Satellite Television	344	298	398
Other, Corporate and Eliminations	24	61	39

Total capital expenditures	$622	$564	$622

	As of June 30,
	2013	2012
	(in millions)
Total assets:
Cable Network Programming	$17,830	$14,964
Television	6,415	6,326
Filmed Entertainment	9,411	8,913
Direct Broadcast Satellite Television	8,636	2,476
Other, Corporate and Eliminations	4,948	7,090
Investments	3,704	3,842
Discontinued operations	—	13,052

Total assets	$50,944	$56,663

Goodwill and intangible assets, net:
Cable Network Programming	$9,444	$7,626
Television	4,283	4,317
Filmed Entertainment	2,439	2,531
Direct Broadcast Satellite Television	6,057	554
Other, Corporate and Eliminations	96	157
Discontinued operations	—	5,122

Total goodwill and intangible assets, net	$22,319	$20,307

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenues by Component

	For the years ended June 30,
	2013	2012	2011
	(in millions)
Revenues:
Affiliate Fees	$7,677	$6,348	$5,430
Subscription	4,053	3,408	3,527
Advertising	7,627	7,552	7,830
Content	7,620	7,060	6,755
Other	698	683	690

Total revenues	$27,675	$25,051	$24,232

Geographic Segments

	For the years ended June 30,
	2013	2012	2011
	(in millions)
Revenues:
U.S. and Canada (a)	$15,937	$15,200	$14,723
Europe (b)	7,717	6,728	6,827
Other (c)	4,021	3,123	2,682

Total revenues	$27,675	$25,051	$24,232

(a)	Revenues include approximately $15.6 billion, $14.9 billion and $14.3 billion from customers in the U.S. in fiscal 2013, 2012 and 2011, respectively.
(b)

Revenues include approximately $1 billion, $0.9 billion and $0.7 billion for fiscal 2013, 2012 and 2011 from customers in the United Kingdom, as well as approximately $3.6 billion, $3.8 billion and $3.9 billion from customers in Italy in fiscal 2013, 2012 and 2011, respectively.

(c)	Revenues include approximately $2.1 billion, $1.6 billion and $1.5 billion for fiscal 2013, 2012 and 2011 from customers in Asia.

	As of June 30,
	2013	2012
	(in millions)
Long-lived assets: (a) (b)
U.S. and Canada	$6,855	$6,273
Europe	1,752	1,359
Other	700	520

Total long-lived assets	$9,307	$8,152

(a)	Reflects total assets less current assets, goodwill, intangible assets, investments and noncurrent deferred tax assets.
(b)	Does not include amounts related to the distribution for the fiscal year ended June 30, 2012 (See Note 4—Discontinued Operations)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

There is no material reliance on any single customer. Revenues are attributed to countries based on location of customers.

Other primarily consist of Asia and South America.

NOTE 20. EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share under ASC 260, “Earnings per Share”:

	For the years ended June 30,
	2013	2012	2011
	(in millions, except per share amounts)
Income from continuing operations	$7,046	$3,369	$2,425
Less: Net income attributable to noncontrolling interests	(226)	(193)	(129)

Income from continuing operations available to Twenty-First Century Fox, Inc. stockholders—basic	$6,820	$3,176	$2,296
Other	(3)	(2)	(3)

Income from continuing operations available to Twenty-First Century Fox, Inc. stockholders—diluted	$6,817	$3,174	$2,293
Income (loss) from discontinued operations, net of tax available to Twenty-First Century Fox, Inc. stockholders—basic and diluted	277	(1,997)	443
Net income available to Twenty-First Century Fox, Inc. stockholders—basic	7,097	1,179	2,739
Other	(3)	(2)	(3)

Net income available to Twenty-First Century Fox, Inc. stockholders—diluted	$7,094	$1,177	$2,736

Weighted average shares—basic	2,337	2,499	2,625
Shares issuable under equity—based compensation plans (a)	4	5	8

Weighted average shares—diluted	2,341	2,504	2,633
Income from continuing operations per share attributable to Twenty-First Century Fox, Inc. stockholders—basic and diluted	$2.91	$1.27	$0.87
Income (loss) from discontinued operations, net of tax per share attributable to Twenty-First Century Fox, Inc. stockholders—basic and diluted	$0.12	$(0.80)	$0.17
Income per share attributable to Twenty-First Century Fox, Inc. stockholders—basic and diluted	$3.03	$0.47	$1.04

(a)	Weighted average common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options and vesting of RSUs and PSUs if the effect is dilutive.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 21. QUARTERLY DATA (UNAUDITED)

	For the three months ended
	September 30,	December 31,	March 31,	June 30,
	(in millions, except per share amounts)
Fiscal 2013
Revenues	$6,003	$7,107	$7,353	$7,212
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders	2,253	1,057	2,533	977
(Loss) income from discontinued operations, net of tax (a)	(20)	1,324	321	(1,348)
Net income (loss) attributable to Twenty-First Century Fox, Inc. stockholders	$2,233	$2,381	$2,854	$(371)
Income from continuing operations per share attributable to Twenty-First Century Fox, Inc. stockholders—basic and diluted	$0.95	$0.45	$1.09	$0.42
Income (loss) per share attributable to Twenty-First Century Fox, Inc. stockholders—basic and diluted	$0.94	$1.01	$1.22	$(0.16)
Stock prices (b)
Class A—High	$25.02	$25.49	$30.69	$33.48
Class A—Low	$21.56	$23.12	$25.51	$30.34
Class B—High	$25.22	$26.14	$31.08	$33.65
Class B—Low	$21.73	$23.57	$26.24	$30.54
Fiscal 2012
Revenues	$5,794	$6,750	$6,272	$6,235
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders	691	955	934	596
Income (loss) from discontinued operations, net of tax (a)	47	102	3	(2,149)
Net income (loss) attributable to Twenty-First Century Fox, Inc. stockholders	$738	$1,057	$937	$(1,553)
Income from continuing operations per share attributable to Twenty-First Century Fox, Inc. stockholders—basic and diluted	$0.26	$0.38	$0.38	$0.25
Income (loss) per share attributable to Twenty-First Century Fox, Inc. stockholders—basic and diluted	$0.28	$0.42	$0.38	$(0.64)
Stock prices (b)
Class A—High	$18.13	$17.87	$20.25	$22.31
Class A—Low	$13.62	$15.01	$18.22	$18.55
Class B—High	$18.54	$18.29	$20.49	$22.52
Class B—Low	$14.01	$15.21	$18.55	$18.73

(a)

On June 28, 2013, the Company completed the Separation of its business creating two separate independent public companies: Twenty-First Century Fox, which holds the Company’s global media and entertainment companies, and News Corp, which holds the businesses comprising the Company’s historical newspapers, information services and integrated marketing services, book publishing, digital education and sports programming and pay-TV distribution in Australia. As of the Separation date, the Company does not own any equity interest in News Corp and News Corp is operating independently from the Company. In the quarter ended June 30, 2013, News Corp recorded impairment charges and restructuring charges of approximately $1.5 billion related to discontinued operations.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(b)

The stock prices reflect the reported high and low closing sales prices for the Class A Common Stock and Class B Common Stock, as reported on The NASDAQ Global Select Market, its principal market, under the symbols “FOXA” and “FOX”, respectively.

NOTE 22. VALUATION AND QUALIFYING ACCOUNTS

	Balance as of beginning of year	Additions	Acquisitions and disposals	Utilization	Foreign exchange	Balance as of end of year
	(in millions)
Fiscal 2013
Allowances for returns and doubtful accounts	$(800)	$(1,078)	$5	$994	$(20)	$(899)
Deferred tax valuation allowance	(1,514)	(156)	(2,054)	392	48	(3,284)

Fiscal 2012
Allowances for returns and doubtful accounts	(872)	(1,116)	7	1,138	43	(800)
Deferred tax valuation allowance	(1,410)	(162)	—	58	—	(1,514)

Fiscal 2011
Allowances for returns and doubtful accounts	(946)	(1,127)	25	1,235	(59)	(872)
Deferred tax valuation allowance	(1,530)	(72)	—	192	—	(1,410)

NOTE 23. ADDITIONAL FINANCIAL INFORMATION

Supplemental Cash Flows Information

	For the years ended June 30,
	2013	2012	2011
	(in millions)
Supplemental cash flows information:
Cash paid for income taxes (a)	$(1,267)	$(1,103)	$(764)
Cash paid for interest	(1,080)	(1,043)	(945)
Sale of other investments	3	37	54
Purchase of other investments	(155)	(218)	(377)
Supplemental information on businesses acquired:
Fair value of assets acquired	5,399	795	1,144

Cash acquired	684	18	60
Liabilities assumed	(2,174)	(90)	(669)
Noncontrolling interest decrease (increase)	(2,619)	19	(20)
Cash paid	(1,290)	(469)	(499)

Fair value of equity instruments issued to third parties	—	273	16
Issuance of subsidiary common units	—	(273)	(16)

Fair value of equity instruments consideration	$—	$—	$—

(a)	Cash paid for income taxes related to discontinued operations for the fiscal years ended June 30, 2013, 2012 and 2011 was approximately $104 million, $88 million and $169 million.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other, net

The following table sets forth the components of Other, net included in the consolidated statements of operations:

	For the years ended June 30,
	2013	2012	2011
	(in millions)
Gain on Sky Deutschland consolidation (a) (b)	$2,069	$—	$—
Gain on sale of investment in NDS (b)	1,446	—	—
Gain on Fox Sports Asia transaction (a)	174	—	—
Gain on Phoenix Satellite Television transaction (b)	81	—	—
Loss on sale of Baltimore station (a)	(92)	—	—
Gain on FSLA transaction (a)	—	158	—
Gain on Hathway Cable transaction (b)	—	23	—
BSkyB termination fee (b)	—	(63)	—
Gain on STAR China transaction (a)	—	—	55
Loss on disposal of Fox Mobile (a)	—	—	(29)
Loss on early extinguishment of debt (c)	—	—	(36)
Change in fair value of securities (b)	86	(61)	14
Other	(4)	9	(34)

Total Other, net	$3,760	$66	$(30)

(a)	See Note 3—Acquisitions, Disposals and Other Transactions
(b)	See Note 7—Investments
(c)	See Note 11—Borrowings

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Comprehensive Income

The Company follows ASC 220, “Comprehensive Income,” for the reporting and display of comprehensive income. The components of accumulated comprehensive income were as follows:

	For the years ended June 30,
	2013	2012	2011
	(in millions)
Accumulated other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities:
Balance, beginning of year	$199	$210	$122
Fiscal year activity	(45)	(11)	88
Separation of News Corp	(3)	—	—

Balance, end of year	151	199	210

Pension plans:
Balance, beginning of year	(1,048)	(537)	(591)
Fiscal year activity	303	(511)	54
Separation of News Corp	321	—	—

Balance, end of year	(424)	(1,048)	(537)

Foreign currency translation:
Balance, beginning of year	871	1,960	67
Fiscal year activity (a)	(889)	(1,089)	1,893
Separation of News Corp	(28)	—	—

Balance, end of year	(46)	871	1,960

Total accumulated other comprehensive income, net of tax:
Balance, beginning of year	22	1,633	(402)
Fiscal year activity, net of income tax (expense) benefit of $(135) million, $210 million and $(60) million	(631)	(1,611)	2,035
Separation of News Corp	290	—	—

Balance, end of year	$(319)	$22	$1,633

(a)	Excludes $15 million, $(5) million and $15 million relating to noncontrolling interests and redeemable noncontrolling interests for the fiscal years ended June 30, 2013, 2012 and 2011.

NOTE 24. SUPPLEMENTAL GUARANTOR INFORMATION

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2013

(in millions)

	News America Incorporated	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$—	$27,674	$—	$27,675
Expenses	(467)	—	(21,881)	—	(22,348)
Equity earnings (losses) of affiliates	1	—	654	—	655
Interest expense, net	(1,551)	(491)	109	870	(1,063)
Interest income	137	6	921	(1,007)	57
Earnings (losses) from subsidiary entities	4,650	4,922	—	(9,572)	—
Other, net	269	2,768	723	—	3,760

Income (loss) from continuing operations before income tax expense	3,040	7,205	8,200	(9,709)	8,736
Income tax (expense) benefit	(588)	—	(1,586)	484	(1,690)

Income (loss) from continuing operations	2,452	7,205	6,614	(9,225)	7,046
Income (loss) from discontinued operations, net of tax	663	(108)	968	(1,246)	277

Net income (loss)	3,115	7,097	7,582	(10,471)	7,323
Less: Net income attributable to noncontrolling interests	—	—	(226)	—	(226)

Net income (loss) attributable to Twenty-First Century Fox stockholders	$3,115	$7,097	$7,356	$(10,471)	$7,097

Comprehensive income (loss) attributable to Twenty-First Century Fox stockholders	$2,566	$6,466	$7,519	$(10,085)	$6,466

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2012

(in millions)

	News America Incorporated	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$—	$25,050	$—	$25,051
Expenses	(404)	—	(19,931)	—	(20,335)
Equity earnings (losses) of affiliates	(5)	—	641	—	636
Interest expense, net	(1,497)	(410)	(10)	885	(1,032)
Interest income	4	7	951	(885)	77
Earnings (losses) from subsidiary entities	1,307	1,632	—	(2,939)	—
Other, net	239	(64)	(109)	—	66

Income (loss) from continuing operations before income tax expense	(355)	1,165	6,592	(2,939)	4,463
Income tax (expense) benefit	87	—	(1,616)	435	(1,094)

Income (loss) from continuing operations	(268)	1,165	4,976	(2,504)	3,369
Income (loss) from discontinued operations, net of tax	74	14	(2,085)	—	(1,997)

Net income (loss)	(194)	1,179	2,891	(2,504)	1,372
Less: Net income attributable to noncontrolling interests	—	—	(193)	—	(193)

Net income (loss) attributable to Twenty-First Century Fox stockholders	$(194)	$1,179	$2,698	$(2,504)	$1,179

Comprehensive income (loss) attributable to Twenty-First Century Fox stockholders	$(231)	$(432)	$1,426	$(1,195)	$(432)

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2011

(in millions)

	News America Incorporated	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$—	$24,231	$—	$24,232
Expenses	(399)	—	(20,170)	—	(20,569)
Equity earnings (losses) of affiliates	(6)	—	358	—	352
Interest expense, net	(1,432)	(1,161)	(16)	1,647	(962)
Interest income	2	8	1,712	(1,647)	75
Earnings (losses) from subsidiary entities	1,086	3,924	—	(5,010)	—
Other, net	195	(84)	(141)	—	(30)

Income (loss) from continuing operations before income tax expense	(553)	2,687	5,974	(5,010)	3,098
Income tax (expense) benefit	120	—	(1,296)	503	(673)

Income (loss) from continuing operations	(433)	2,687	4,678	(4,507)	2,425
Income (loss) from discontinued operations, net of tax	123	52	268	—	443

Net income (loss)	(310)	2,739	4,946	(4,507)	2,868
Less: Net income attributable to noncontrolling interests	—	—	(129)	—	(129)

Net income (loss) attributable to Twenty-First Century Fox stockholders	$(310)	$2,739	$4,817	$(4,507)	$2,739

Comprehensive income (loss) attributable to Twenty-First Century Fox stockholders	$(356)	$4,774	$7,897	$(7,541)	$4,774

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental Condensed Consolidating Balance Sheet

At June 30, 2013

(in millions)

	News America Incorporated	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS:
Current assets:
Cash and cash equivalents	$524	$3,956	$2,179	$—	$6,659
Receivables, net	17	—	5,442	—	5,459
Inventories, net	—	—	2,784	—	2,784
Other	28	209	428	—	665

Total current assets	569	4,165	10,833	—	15,567

Non-current assets:
Receivables	15	—	422	—	437
Inventories, net	—	—	5,371	—	5,371
Property, plant and equipment, net	132	—	2,697	—	2,829
Intangible assets, net	—	—	5,064	—	5,064
Goodwill	—	—	17,255	—	17,255
Other	361	—	356	—	717
Investments
Investments in associated companies and other investments	86	58	3,560	—	3,704
Intragroup investments	64,062	41,775	—	(105,837)	—

Total investments	64,148	41,833	3,560	(105,837)	3,704

TOTAL ASSETS	$65,225	$45,998	$45,558	$(105,837)	$50,944

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$137	$—	$—	$—	$137
Other current liabilities	551	134	7,613	—	8,298

Total current liabilities	688	134	7,613	—	8,435
Non-current liabilities:
Borrowings	16,029	—	292	—	16,321
Other non-current liabilities	307	16	5,221	—	5,544
Intercompany	31,495	28,850	(60,345)	—	—
Redeemable noncontrolling interests	—	—	519	—	519
Equity	16,706	16,998	92,258	(105,837)	20,125

TOTAL LIABILITIES AND EQUITY	$65,225	$45,998	$45,558	$(105,837)	$50,944

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental Condensed Consolidating Balance Sheet

At June 30, 2012

(in millions)

	News America Incorporated	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS
Current Assets:
Cash and cash equivalents	$561	$6,005	$3,060	$—	$9,626
Receivables, net	1	9	6,598	—	6,608
Inventories, net	—	—	2,595	—	2,595
Other	17	14	588	—	619

Total current assets	579	6,028	12,841	—	19,448

Non-current assets:
Receivables	19	—	368	—	387
Inventories, net	—	—	4,596	—	4,596
Property, plant and equipment, net	119	—	5,695	—	5,814
Intangible assets, net	—	—	7,133	—	7,133
Goodwill	—	—	13,174	—	13,174
Other	334	2	807	—	1,143
Investments:
Investments in associated companies and other investments	95	39	4,834	—	4,968
Intragroup investments	47,379	41,316	—	(88,695)	—

Total investments	47,474	41,355	4,834	(88,695)	4,968

TOTAL ASSETS	$48,525	$47,385	$49,448	$(88,695)	$56,663

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$273	$—	$—	$—	$273
Other current liabilities	510	—	8,834	—	9,344

Total current liabilities	783	—	8,834	—	9,617

Non-current liabilities:
Borrowings	15,182	—	—	—	15,182
Other non-current liabilities	384	—	5,654	—	6,038
Intercompany	27,470	22,701	(50,171)	—	—
Redeemable noncontrolling interests	—	—	641	—	641
Total equity	4,706	24,684	84,490	(88,695)	25,185

TOTAL LIABILITIES AND EQUITY	$48,525	$47,385	$49,448	$(88,695)	$56,663

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2013

(in millions)

	News America Incorporated	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities from continuing operations	$(625)	$2,017	$1,610	$—	$3,002

Investing activities:
Property, plant and equipment	(21)	—	(601)	—	(622)
Investments	(17)	(19)	(1,224)	—	(1,260)
Proceeds from dispositions	—	—	1,968	—	1,968

Net cash provided by (used in) investing activities from continuing operations	(38)	(19)	143	—	86

Financing activities:
Borrowings	987	—	290	—	1,277
Repayment of borrowings	(273)	—	(481)	—	(754)
Issuance of shares	—	203	—	—	203
Repurchase of shares	—	(2,026)	—	—	(2,026)
Sale of subsidiary shares to noncontrolling interests	19	—	74	—	93
Purchase of subsidiary shares from noncontrolling interests	—	—	(163)	—	(163)
Dividends paid	—	(398)	(215)	—	(613)
Distribution to News Corporation	—	(1,826)	(762)	—	(2,588)

Net cash provided by (used in) financing activities from continuing operations	733	(4,047)	(1,257)	—	(4,571)

Net cash (used in) from discontinued operations	(107)	—	(1,324)	—	(1,431)

Net increase (decrease) in cash and cash equivalents	(37)	(2,049)	(828)	—	(2,914)
Cash and cash equivalents, beginning of period	561	6,005	3,060	—	9,626
Exchange movement on opening cash balance	—	—	(53)	—	(53)

Cash and cash equivalents, end of period	$524	$3,956	$2,179	$—	$6,659

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2012

(in millions)

	News America Incorporated	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities from continuing operations	$266	$3,049	$(481)	$—	$2,834

Investing activities:
Property, plant and equipment	(57)	—	(507)	—	(564)
Investments	(15)	—	(591)	—	(606)
Proceeds from dispositions	7	11	386	—	404

Net cash (used in) provided by investing activities from continuing operations	(65)	11	(712)	—	(766)

Financing activities:
Borrowings	—	—	—	—	—
Repayment of borrowings	—	—	(35)	—	(35)
Issuance of shares	—	167	—	—	167
Repurchase of shares	—	(4,589)	—	—	(4,589)
Dividends paid	—	(449)	(131)	—	(580)
Purchase of subsidiary shares from noncontrolling interests	—	—	(65)	—	(65)

Net cash used in financing activities from continuing operations	—	(4,871)	(231)	—	(5,102)

Discontinued operations:

Net cash from discontinued operations	—	—	288	—	288

Net increase (decrease) in cash and cash equivalents	201	(1,811)	(1,136)	—	(2,746)
Cash and cash equivalents, beginning of period	360	7,816	4,504	—	12,680
Exchange movement on opening cash balance	—	—	(308)	—	(308)

Cash and cash equivalents, end of period	$561	$6,005	$3,060	$—	$9,626

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2011

(in millions)

	News America Incorporated	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities from continuing operations	$(7,034)	$8,203	$1,869	$—	$3,038

Investing activities:
Property, plant and equipment	(16)	—	(606)	—	(622)
Investments	(29)	—	(1,047)	—	(1,076)
Proceeds from dispositions	—	—	329	—	329

Net cash used in investing activities from continuing operations	(45)	—	(1,324)	—	(1,369)

Financing activities:
Borrowings	2,453	—	2	—	2,455
Repayment of borrowings	(345)	—	(196)	—	(541)
Issuance of shares	—	12	—	—	12
Dividends paid	—	(399)	(91)	—	(490)
Purchase of subsidiary shares from noncontrolling interests	—	—	(103)	—	(103)
Sale of subsidiary shares to noncontrolling interests	—	—	50	—	50

Net cash provided by (used in) financing activities from continuing operations	2,108	(387)	(338)	—	1,383

Net cash from discontinued operations	—	—	532	—	532

Net (decrease) increase in cash and cash equivalents	(4,971)	7,816	739	—	3,584
Cash and cash equivalents, beginning of period	5,331	—	3,378	—	8,709
Exchange movement on opening cash balance	—	—	387	—	387

Cash and cash equivalents, end of period	$360	$7,816	$4,504	$—	$12,680

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of the fiscal year ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item with respect to the Company’s Directors is contained in the Proxy Statement for the Company’s 2013 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC under the headings “Election of Directors” and is incorporated by reference in this Annual Report.

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

The information required by this item with respect to the Company executive officers is contained in the Proxy Statement under the heading “Executive Officers of 21st Century Fox” and is incorporated by reference in this Annual Report.

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

The information required by this item with respect to the security ownership of certain beneficial owners and management is contained in the Proxy Statement under the heading “Security Ownership of 21st Century Fox” and is incorporated by reference in this Annual Report.

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

TWENTY-FIRST CENTURY FOX, INC. (Registrant)

By:	/S/ JOHN NALLEN
John Nallen Senior Executive Vice President and Chief Financial Officer

Date: August 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ K. RUPERT MURDOCH K. Rupert Murdoch	Chairman and Chief Executive Officer (Principal Executive Officer)	August 16, 2013

/S/ JOHN P. NALLEN John Nallen	Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 16, 2013

/S/ DELPHINE ARNAULT Delphine Arnault	Director	August 16, 2013

/S/ JAMES W. BREYER James W. Breyer	Director	August 16, 2013

/S/ CHASE CAREY Chase Carey	Director	August 16, 2013

/S/ DAVID F. DEVOE David F. DeVoe	Director	August 16, 2013

/S/ VIET DINH Viet Dinh	Director	August 16, 2013

/S/ RODERICK I. EDDINGTON Roderick I. Eddington	Director	August 16, 2013

/S/ JAMES R. MURDOCH James R. Murdoch	Director	August 16, 2013

/S/ LACHLAN K. MURDOCH Lachlan K. Murdoch	Director	August 16, 2013

Signature	Title	Date

/S/ JACQUES NASSER Jacques Nasser	Director	August 16, 2013

/S/ ROBERT SILBERMAN Robert Silberman	Director	August 16, 2013

/S/ ÁLVARO URIBE Álvaro Uribe	Director	August 16, 2013

EXHIBIT INDEX

Number	Description
2.1	Agreement and Plan of Merger, by and among Dow Jones & Company, Inc., the Registrant, Ruby Newco LLC and Diamond Merger Sub Corporation, dated as of July 31, 2007. (Incorporated by reference to Exhibit 2.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 1, 2007.)

2.2	Separation and Distribution Agreement, dated June 28, 2013, between the Registrant and New Newscorp Inc (now known as News Corporation). (Incorporated by reference to Exhibit 2.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on July 3, 2013.)

2.3	Tax Sharing and Indemnification Agreement, dated June 28, 2013, between the Registrant and New Newscorp Inc (Incorporated by reference to Exhibit 2.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on July 3, 2013.)

3.1	Restated Certificate of Incorporation of the Registrant.*

3.2	Amended and Restated By-Laws of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 7, 2013.)

4.1	Specimen Certificate for Shares of Class A Common Stock of the Registrant.*

4.2	Specimen Certificate for Shares of Class B Common Stock of the Registrant.*

4.3	Indenture, dated as of January 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 2 to the Report of The News Corporation Limited on Form 6-K (File No. 1-9141) filed with the Securities and Exchange Commission dated January 28, 1993.)

4.4	First Supplemental Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 2 to the Report of The News Corporation Limited on Form 6-K (File No.1-9141) filed with the Securities and Exchange Commission dated April 26, 1993.)

4.5	Second Supplemental Indenture, dated as of April 8, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 3 to the Report of The News Corporation Limited on Form 6-K (File No.1-9141) filed with the Securities and Exchange Commission dated April 26, 1993.)

4.6	Third Supplemental Indenture, dated as of May 20, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.7 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.)

Number	Description

4.7	Fourth Supplemental Indenture, dated as of May 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.8 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement on Form F-3 of News America Holdings Incorporated (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.)

4.8	Fifth Supplemental Indenture, dated July 21, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.6 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-74574) filed with the Securities and Exchange Commission on January 28, 1994.)

4.9	Form of Sixth Supplemental Indenture, dated as of January 25, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.7 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-74574) filed with the Securities and Exchange Commission on February 4, 1994.)

4.10	Form of Seventh Supplemental Indenture, dated as of February 4, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.8 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-79334) filed with the Securities and Exchange Commission on June 14, 1994.)

4.11	Form of Eighth Supplemental Indenture, dated as of May 12, 1994, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.9 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-79334) filed with the Securities and Exchange Commission on June 14, 1994.)

4.12	Form of Ninth Supplemental Indenture, dated as of August 1, 1995, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.10 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-94868) filed with the Securities and Exchange Commission on July 24, 1995.)

Number	Description

4.13	Form of Tenth Supplemental Indenture, dated as of March 2, 2000, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.12 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

4.14	Form of Eleventh Supplemental Indenture, dated as of February 14, 2001, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.13 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

4.15	Twelfth Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.14 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.)

4.16	Thirteenth Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, the Registrant, The News Corporation Limited, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.19 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

4.17	Fourteenth Supplemental Indenture, dated as of March 15, 2005, by and among News America Incorporated, the Registrant, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.20 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2006.)

4.18	Fifteenth Supplemental Indenture, dated as of March 21, 2005, by and among News America Incorporated, the Registrant, the other Guarantors named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.21 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2006.)

4.19	Sixteenth Supplemental Indenture, dated as of May 23, 2007, by and among News America Incorporated, the guarantor named therein and U.S. Bank National Association (as successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.25 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.)

Number	Description

4.20	Amended and Restated Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-59688) filed with the Securities and Exchange Commission on March 24, 1993.)

4.21	First Supplemental Indenture, dated as of May 20, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.2 to the Registration Statement of The News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement of News America Holdings Incorporated on Form F-3 (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.)

4.22	Second Supplemental Indenture, dated as of May 28, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.3 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-63604) and Post-Effective Amendment No. 1 to the Registration Statement of News America Holdings Incorporated on Form F-3 (Registration No. 33-59688) filed with the Securities and Exchange Commission on May 28, 1993.)

4.23	Third Supplemental Indenture, dated as of July 21, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.14 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-98238) filed with the Securities and Exchange Commission on October 23, 1995.)

4.24	Fourth Supplemental Indenture, dated as of October 20, 1995, by and among News America Incorporated (formerly News America Holdings Incorporated), The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.15 to Amendment No. 1 to the Registration Statement of News America Holdings Incorporated (currently News America Incorporated) on Form F-3 (Registration No. 33-98238) filed with the Securities and Exchange Commission on October 23, 1995.)

4.25	Fifth Supplemental Indenture, dated as of January 8, 1998, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.6 to the Registration Statement of News America Incorporated on Form F-4 (Registration No. 333-8744) filed with the Securities and Exchange Commission on May 12, 1998.)

4.26	Sixth Supplemental Indenture, dated as of March 1, 1999, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.20 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

Number	Description

4.27	Seventh Supplemental Indenture, dated as of February 14, 2001, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 10.21 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission on September 28, 2001.)

4.28	Eighth Supplemental Indenture, dated as of June 27, 2003, by and among News America Incorporated, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.23 to the Annual Report of Fox Entertainment Group, Inc. on Form 10-K (File No. 1-14595) filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.)

4.29	Ninth Supplemental Indenture, dated as of November 12, 2004, by and among News America Incorporated, the Registrant, The News Corporation Limited, the other Guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.29 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

4.30	Tenth Supplemental Indenture, dated as of March 14, 2005, by and among News America Incorporated, the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 9, 2006.)

4.31	Eleventh Supplemental Indenture, dated as of March 21, 2005, by and among News America Incorporated, the guarantors named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.4 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 9, 2006.)

4.32	Twelfth Supplemental Indenture, dated as of May 23, 2007, by and among News America Incorporated, the guarantor named therein and The Bank of New York, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.13 to the Registration Statement of the Registrant on Form S-4 (File No. 333-143335) filed with the Securities and Exchange Commission on May 29, 2007.)

4.33	Form of Notes representing $1.0 billion principal amount of 6.20% Senior Notes due 2034 and $750 million principal amount of 5.30% Senior Notes due 2014 and Officer’s Certificate of the Registrant relating thereto, dated December 3, 2004, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, by and among News America Incorporated (formerly News America Holdings Incorporated), the News Corporation Limited (n/k/a News Holdings Limited), the other Guarantors named therein and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on December 3, 2004.)

4.34	Form of Notes representing $1.15 billion principal amount of 6.40% Senior Notes due 2035, dated December 23, 2005, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented among the Company and the subsidiary guarantors named therein and the Bank of New York as Trustee. (Incorporated by reference to Exhibit 4.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 9, 2006.)

Number	Description

4.35	Form of Notes representing $1 billion principal amount of 6.150% Senior Notes due 2037, dated March 2, 2007, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America, the Registrant, as guarantor, and the other subsidiary guarantors named therein and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 9, 2007.)

4.36	Form of Notes representing $1.25 billion principal amount of 6.65% Senior Notes due 2037, dated November 14, 2007, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America Incorporated, the Guarantor named therein and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.2 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 6, 2008.)

4.37	Form of Notes representing $700 million principal amount of 6.90% Senior Notes due 2019, dated February 13, 2009, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America Incorporated, the Guarantor named therein and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.2 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 7, 2009.)

4.38	Form of Notes representing $300 million principal amount of 7.85% Senior Notes due 2039, dated February 13, 2009, pursuant to Section 301 of the Amended and Restated Indenture, dated as of March 24, 1993, as supplemented, among News America Incorporated, the Guarantor named therein and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 7, 2009.)

4.39	Indenture, dated August 25, 2009, as amended and restated on February 16, 2011, by and among News America Incorporated, the Registrant, as Guarantor, and The Bank of New York Mellon, as Trustee, with respect to senior debt securities. (Incorporated by reference to Exhibit 4.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on February 17, 2011.)

4.40	Form of Notes representing $400 million principal amount of 5.65% Senior Notes due 2020, dated August 25, 2009. (Incorporated by reference to Exhibit 4.3 to the Registration Statement of News America Incorporated on Form S-4 (Registration No. 333-162539) filed with the Securities and Exchange Commission on October 16, 2009.)

4.41	Form of Notes representing $600 million principal amount of 6.90% Senior Notes due 2039, dated August 25, 2009. (Incorporated by reference to Exhibit 4.4 to the Registration Statement of News America Incorporated on Form S-4 (Registration No. 333-162539) filed with the Securities and Exchange Commission on October 16, 2009.)

4.42	Form of Notes representing $1.0 billion principal amount of 4.50% Senior Notes due 2021, dated February 16, 2011. (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 5, 2011.)

4.43	Form of Notes representing $1.5 billion principal amount of 6.15% Senior Notes due 2041, dated February 16, 2011. (Incorporated by reference to Exhibit 4.4 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 5, 2011.)

Number	Description

4.44	Notice to Holders of the Registrant’s Common Stock, dated April 18, 2012. (Incorporated by reference to Exhibit 4.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on April 18, 2012.)

4.45	Notice to Holders of CHESS Depositary Interests Over Common Stock (U.S. Addresses), dated April 18, 2012. (Incorporated by reference to Exhibit 4.2 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on April 18, 2012.)

4.46	Notice to Holders of CHESS Depositary Interests Over Common Stock (Non-U.S. Addresses), dated April 18, 2012. (Incorporated by reference to Exhibit 4.3 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on April 18, 2012.)

4.47	Notice to Holders of the Registrant’s Class B Common Stock, dated September 28, 2012. (Incorporated by reference to Exhibit 4.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on September 28, 2012.)

4.48	Registration Rights Agreement, dated as of September 14, 2012, by and among News America Incorporated, the Registrant and J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Incorporated by reference to Exhibit 4.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 9, 2012.)

4.49	Form of Notes representing $1,000,000,000 principal amount of 3.00% Senior Notes due 2022, dated September 14, 2012. (Incorporated by reference to Exhibit 4.2 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 9, 2012.)

4.50	Form of Rights Agreement. (Incorporated by reference to Exhibit 99.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on May 24, 2013.)

10.1	Master Assignment, Assumption and Indemnity Agreement, dated as of September 13, 2004, by and between The News Corporation Limited, Carlholt Pty. Ltd. and News Corporation, Inc. (Incorporated by reference to Exhibit 10.14 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

10.2	2004 Stock Option Plan. (Incorporated by reference to Exhibit 10.12 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.) ±

10.3	2004 Replacement Stock Option Plan. (Incorporated by reference to Exhibit 10.13 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.) ±

10.4	2005 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on July 7, 2005.) ±

10.5	Amendment No. 1 to the 2005 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.12 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.) ±

10.6	Amendment No. 2 to the 2005 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 10, 2013.)±

Number	Description

10.7	Form of Restricted Share Unit Agreement for Cash-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.2 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 10, 2005.) ±

10.8	Form of Restricted Share Unit Agreement for Stock-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.3 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 10, 2005.) ±

10.9	Form of Performance Award Agreement Settled in Cash-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.23 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.) ±

10.10	Form of Performance Award Agreement Settled in Stock-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.24 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.) ±

10.11	Summary of Terms and Conditions of the Registrant’s Executive Officer Performance Stock Units. (Incorporated by reference to Exhibit 10.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 3, 2010.) ±

10.12	Letter Agreement, dated August 2, 2010, between the Registrant and K. Rupert Murdoch. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 4, 2010.) ±

10.13	Employment Agreement, dated as of November 15, 2004, by and between News America Incorporated and David F. DeVoe. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 5, 2005.) ±

10.14	Amendment to the Employment Agreement, dated December 16, 2008, between News America Incorporated and David F. DeVoe. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 6, 2009.) ±

10.15	Letter Agreement between the Registrant and David F. DeVoe, dated July 31, 2009. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 5, 2009.) ±

10.16	Employment Letter Agreement, dated August 2, 2010, between News America Incorporated and David F. DeVoe. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 4, 2010.) ±

10.17	Letter Agreement, dated August 2, 2010, between the Registrant and David F. DeVoe. (Incorporated by reference to Exhibit 10.5 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 4, 2010.) ±

10.18	Summary of Key Terms of the Compensation Arrangement for James R. Murdoch. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 8, 2008.) ±

10.19	Letter Agreement, dated August 2, 2010, between the Registrant and James R. Murdoch. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 4, 2010.) ±

Number	Description

10.20	Amended and Restated Employment Agreement, effective as of July 1, 2010, between News America Incorporated and Chase Carey. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 4, 2010.) ±

10.21	Amendment, dated June 11, 2012, to the Amended and Restated Employment Agreement, effective as of July 1, 2010, between News America Incorporated and Chase Carey. (Incorporated by reference to Exhibit 10.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on June 14, 2012.) ±

10.22	Form of Performance Stock Unit Agreement Settled in Stock-Settled Performance Stock Units. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 4, 2011.) ±

10.23	Form of Performance Stock Unit Agreement Settled in Cash-Settled Performance Stock Units. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 10, 2012.) ±

10.24	Form of Bridge Award Agreement for Stock-Settled Bridge Award Units (Incorporated by reference to Exhibit 10.25 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 14, 2012). ±

10.25	Second Extension Agreement, as of January 1, 2012, between News America Incorporated and Arthur M. Siskind. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 10, 2012.) ±

10.26	Stipulation of Settlement, dated April 12, 2006. (Incorporated by reference to Exhibit 10.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on April 13, 2006.)

10.27	Form of Credit Agreement, dated as of May 2, 2012, among News America Incorporated, the Registrant and the initial lenders and initial issuing banks named therein, JPMorgan Chase Bank, N.A. and Citibank, N.A. as co-administrative agents, JPMorgan Chase Bank, N.A. as designated agent, Bank of America, N.A. as syndication agent, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners and Deutsche Bank Securities Inc., HSBC Bank USA, National Association and Lloyds TSB Bank plc, as co-documentation agents. (Incorporated by reference to Exhibit 10.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on May 4, 2012.)

10.28	Voting and Support Agreement, by and among the Registrant and the signatory stockholders thereto, dated as of July 31, 2007. (Incorporated by reference to Exhibit 10.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 1, 2007.)

10.29	Form of Voting Agreement by and between the Registrant and the Murdoch Family Interests, dated April 18, 2012. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on April 18, 2012.)

Number	Description

10.30	Employment Agreement, effective as of February 1, 2012, between News America Incorporated and Gerson Zweifach. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 9, 2012.) ±

12.1	Ratio of Earnings to Fixed Charges. *

21	List of Subsidiaries. *

23.1	Consent of Ernst & Young LLP. *

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. *

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. *

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002. **

101	The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2013, 2012 and 2011; (ii) Consolidated Balance Sheets as of June 30, 2013 and 2012; (iii) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2013, 2012 and 2011; (iv) Consolidated Statements of Equity and Other Comprehensive Income for the fiscal years ended June 30, 2013, 2012 and 2011 and (v) Notes to the Consolidated Financial Statements. *

*	Filed herewith.
**	Furnished herewith.
±	Management contract or compensatory plan or arrangement.