Form 10-Q
period 2013-09-30
TWENTY-FIRST CENTURY FOX, INC.
filed 2013-11-06
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2013

or

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

As of November 1, 2013, 1,483,285,437 shares of Class A Common Stock, par value $0.01 per share, and 798,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

TWENTY-FIRST CENTURY FOX, INC.

FORM 10-Q

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended September 30,
	2013	2012
Revenues	$7,061	$6,003
Operating expenses	(4,447)	(3,515)
Selling, general and administrative	(1,018)	(920)
Depreciation and amortization	(313)	(174)
Impairment charges	—	(35)
Equity earnings of affiliates	92	129
Interest expense, net	(272)	(261)
Interest income	8	15
Other, net	(35)	1,369

Income from continuing operations before income tax expense	1,076	2,611
Income tax expense	(300)	(304)

Income from continuing operations	776	2,307
Income (loss) from discontinued operations, net of tax	487	(20)

Net income	1,263	2,287
Less: Net income attributable to noncontrolling interests	(8)	(54)

Net income attributable to Twenty-First Century Fox, Inc. stockholders	$1,255	$2,233

Weighted average shares:
Basic	2,306	2,366
Diluted	2,309	2,370
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share:
Basic	$0.33	$0.95
Diluted	$0.33	$0.95
Net income attributable to Twenty-First Century Fox, Inc. stockholders per share:
Basic	$0.54	$0.94
Diluted	$0.54	$0.94

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the three months ended September 30,
	2013	2012
Net income	$1,263	$2,287
Other comprehensive income, net of tax:
Foreign currency translation adjustments	390	279
Unrealized holding losses on securities	(12)	(1)
Benefit plan adjustments	6	14

Other comprehensive income, net of tax	384	292

Comprehensive income	1,647	2,579

Less: Net income attributable to noncontrolling interests(a)	(8)	(54)
Less: Other comprehensive income attributable to noncontrolling interests	(93)	(1)

Comprehensive income attributable to Twenty-First Century Fox, Inc. stockholders	$1,546	$2,524

(a)	Net income attributable to noncontrolling interests includes $23 million and $22 million for the three months ended September 30, 2013 and 2012, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of September 30, 2013	As of June 30, 2013
	(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents	$6,681	$6,659
Receivables, net	5,605	5,459
Inventories, net	3,278	2,784
Other	979	665

Total current assets	16,543	15,567

Non-current assets:
Receivables	452	437
Investments	3,802	3,704
Inventories, net	5,723	5,371
Property, plant and equipment, net	2,875	2,829
Intangible assets, net	6,618	5,064
Goodwill	16,297	17,255
Other non-current assets	715	717

Total assets	$53,025	$50,944

Liabilities and Equity:
Current liabilities:
Borrowings	$140	$137
Accounts payable, accrued expenses and other current liabilities	4,744	4,434
Participations, residuals and royalties payable	1,655	1,663
Program rights payable	1,613	1,524
Deferred revenue	761	677

Total current liabilities	8,913	8,435

Non-current liabilities:
Borrowings	17,333	16,321
Other liabilities	3,172	3,264
Deferred income taxes	2,712	2,280
Redeemable noncontrolling interests	518	519
Commitments and contingencies

Equity:
Class A common stock(a)	15	15
Class B common stock(b)	8	8
Additional paid-in capital	15,532	15,840
Retained earnings and accumulated other comprehensive income	1,669	1,135

Total Twenty-First Century Fox, Inc. stockholders’ equity	17,224	16,998
Noncontrolling interests	3,153	3,127

Total equity	20,377	20,125

Total liabilities and equity	$53,025	$50,944

(a)	Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,494,056,538 shares and 1,517,670,765 shares issued and outstanding, net of 123,687,371 treasury shares at par at September 30, 2013 and June 30, 2013, respectively.
(b)	Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 356,993,807 treasury shares at par at September 30, 2013 and June 30, 2013, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the three months ended September 30,
	2013	2012
Operating activities:
Net income	$1,263	$2,287
Less: Income (loss) from discontinued operations, net of tax	487	(20)

Income from continuing operations:	776	2,307
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	313	174
Amortization of cable distribution investments	22	21
Equity earnings of affiliates	(92)	(129)
Cash distributions received from affiliates	13	2
Impairment charges	—	35
Other, net	35	(1,369)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(150)	(139)
Inventories, net	(805)	(444)
Accounts payable and other liabilities	233	345

Net cash provided by operating activities from continuing operations	345	803

Investing activities:
Property, plant and equipment	(171)	(112)
Acquisitions, net of cash acquired	(7)	—
Investments in equity affiliates	(137)	70
Other investments	(14)	(30)
Proceeds from dispositions	3	1,825

Net cash (used in) provided by investing activities from continuing operations	(326)	1,753

Financing activities:
Borrowings	987	987
Issuance of shares	66	111
Repurchase of shares	(913)	(877)
Dividends paid	(58)	(41)
Purchase of subsidiary shares from noncontrolling interests	(75)	—
Sale of subsidiary shares to noncontrolling interests	—	9
Distribution to News Corporation	(10)	—

Net cash (used in) provided by financing activities from continuing operations	(3)	189

Net (decrease) in cash and cash equivalents from discontinued operations	(29)	(395)

Net (decrease) increase in cash and cash equivalents	(13)	2,350
Cash and cash equivalents, beginning of year	6,659	9,626
Exchange movement on opening cash balance	35	31

Cash and cash equivalents, end of year	$6,681	$12,007

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Twenty-First Century Fox, Inc. (formerly known as News Corporation) and its subsidiaries (together, “Twenty-First Century Fox” or the “Company”) is a Delaware corporation. Twenty-First Century Fox is a diversified global media and entertainment company, which manages and reports its businesses in five segments: Cable Network Programming, Television, Filmed Entertainment, Direct Broadcast Satellite Television and Other, Corporate and Eliminations.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these unaudited consolidated financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.

These interim unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 as filed with the Securities and Exchange Commission (“SEC”) on August 19, 2013 (the “2013 Form 10-K”).

The consolidated financial statements include the accounts of Twenty-First Century Fox. Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but does not exercise control and is not the primary beneficiary are accounted for using the equity method. Investments in which the Company is not able to exercise significant influence over the investee are designated as available-for-sale if readily determinable fair values are available. If an investment’s fair value is not readily determinable, the Company accounts for its investment under the cost method.

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates.

On September 19, 2013, the Company changed its fiscal year from a 52-53 week fiscal year ending on the Sunday closest to June 30 to a fiscal year ending on June 30 of each year. The Company’s 2013 fiscal year ended on June 30, 2013. The Company made this change to better align its financial reporting with the media and entertainment assets retained following the separation of its business into two independent publicly traded companies (the “Separation”) by distributing to its stockholders all of the outstanding shares of the new News Corporation (“News Corp”) on June 28, 2013. (See Note 4 – Discontinued Operations)

Certain fiscal 2013 amounts have been reclassified to conform to the fiscal 2014 presentation. As a result of the Separation, News Corp has been classified as discontinued operations for all periods presented (See Note 4 – Discontinued Operations). Unless indicated otherwise, the information in the notes to the unaudited consolidated financial statements relate to the Company’s continuing operations.

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

component. In addition, it requires the Company to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, the Company is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 became effective for the Company for interim reporting periods beginning July 1, 2013. The adoption of ASU 2013-02 resulted in the disclosure of additional information within the notes to the consolidated financial statements. (See Note 12 — Stockholders’ Equity)

Issued

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

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” (“ASU 2013-05”). The objective of ASU 2013-05 is to resolve the diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets or a business within a foreign entity. ASU 2013-05 is effective for the Company for interim reporting periods beginning July 1, 2014, however, early adoption is permitted. The Company is currently evaluating the impact ASU 2013-05 will have on its consolidated financial statements.

NOTE 2. VARIABLE INTEREST ENTITIES

The Company evaluates whether a Twenty-First Century Fox entity or interest is a variable interest entity (“VIE”) and whether the Company is the primary beneficiary. Consolidation is required if both of these criteria are met.

The Company owns an approximate 33% interest in Hulu LLC (“Hulu”) which is considered a VIE. However, the Company is not the primary beneficiary. The Company’s risk of loss related to this investment is $115 million, the portion of Hulu’s debt that it guarantees.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Fiscal 2014

Acquisitions

Latin America Pay Television

In September 2013, the Company acquired the 22% interest it did not already own in Latin America Pay Television (“LAPTV”), an entity that distributes premium and basic television channels in Latin America, for approximately $75 million in cash. As a result of this transaction, the Company now owns 100% of LAPTV. The transaction is accounted for as an equity transaction in the unaudited consolidated financial statements.

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

The below acquisitions all support the Company’s strategic priority of increasing its brand presence and reach in key international and domestic markets, acquiring greater control of investments that complement its portfolio of businesses and creating new pay-TV sports franchises. For those acquisitions where the allocation of the excess purchase price is not final, the amounts allocated to intangibles and goodwill, the estimates of useful lives and the related amortization expense are subject to change pending the completion of final valuations of certain assets and liabilities. A change in the purchase price allocations and any estimates of useful lives could result in a change in the value allocated to the intangible assets that could impact amortization expense.

Eredivisie Media & Marketing

In November 2012, the Company acquired a controlling 51% ownership stake in Eredivisie Media & Marketing CV (“EMM”) for approximately $350 million, of which $325 million was cash and $25 million was contingent consideration. EMM is a media company that holds the collective media and sponsorship rights of the Dutch Premier League. The remaining 49% of EMM, which is owned by the Dutch Premier League and the global TV production company Endemol, has been recorded at its acquisition date fair value. In accordance with ASC 805, the excess purchase price, based on a valuation of 100% of EMM, of approximately $670 million has been preliminarily allocated as follows: $325 million to amortizable intangible assets, primarily customer relationships, with useful lives ranging from 6 to 20 years, and approximately $345 million representing the goodwill on the transaction.

Fox Sports Asia (formerly ESPN Star Sports)

In November 2012, the Company acquired the remaining 50% interest in ESPN Star Sports, now operating as Fox Sports Asia, that it did not already own for approximately $220 million, net of cash acquired. Fox Sports

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Asia is a leading sports broadcaster in Asia and the Company now, through its wholly owned subsidiaries, owns 100% of Fox Sports Asia. The carrying amount of the Company’s previously held equity interest in Fox Sports Asia was revalued to fair value as of the acquisition date, resulting in a non-taxable gain of approximately $174 million which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2013. In accordance with ASC 805, the aggregate excess purchase price, including the revalued previously held investment, of approximately $870 million has been preliminarily allocated as follows: $190 million to amortizable intangible assets, primarily Multiple-System Operator (“MSO”) agreements, with useful lives ranging from 8 to 15 years and approximately $680 million representing the goodwill on the transaction.

SportsTime Ohio

In December 2012, the Company acquired SportsTime Ohio, a Regional Sports Network (“RSN”) serving the Cleveland, Ohio market, for an estimated total purchase price, including post-closing costs, of approximately $285 million, of which $135 million was in cash. The balance of the purchase price represents the fair value of deferred payments and payments that are contingent upon achievement of certain performance objectives. In accordance with ASC 805, the excess purchase price of approximately $275 million has been preliminarily allocated as follows: $135 million to amortizable intangible assets, primarily MSO agreements, with useful lives ranging from 8 to 20 years and approximately $140 million representing the goodwill on the transaction.

Sky Deutschland

During the third quarter of fiscal 2013, the Company acquired, through a combination of a private placement and a rights offering, approximately 92 million additional shares of Sky Deutschland AG (“Sky Deutschland”) increasing the Company’s ownership interest to 55%. The remaining 45% of Sky Deutschland not owned by the Company has been recorded at fair value of approximately $2.4 billion, based on the closing price of its shares on the Frankfurt Stock Exchange on the date control was acquired (a Level 1 measurement as defined in Note 8 —Fair Value). The aggregate cost of shares acquired by the Company was approximately €410 million (approximately $550 million). The carrying amount of the Company’s previously held equity interest in Sky Deutschland was revalued to fair value as of the acquisition date, resulting in a gain of approximately $2.1 billion which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2013. In accordance with ASC 805, the aggregate excess purchase price has been preliminarily allocated as follows: approximately $1.7 billion to intangible assets, consisting of subscriber relationships, with a useful life of 11 years and the indefinite-lived Sky trade name, approximately $4.4 billion representing the goodwill on the transaction that is not being amortized and the related deferred tax liabilities. As of result of these transactions, the Company has the power to control Sky Deutschland and the results of Sky Deutschland are included in the Company’s consolidated results of operations beginning in January 2013. Prior to the acquisition of the additional 5% ownership interest, the Company accounted for its investment in Sky Deutschland under the equity method of accounting and the Company’s investment consisted of common stock, convertible bonds and loans.

The Company has guaranteed Sky Deutschland’s €300 million (approximately $400 million) five-year bank credit facility, of which approximately €225 million (approximately $300 million) has been utilized and is included in borrowings. In connection with the consolidation of Sky Deutschland, the Company assumed $480 million in bank debt, which Sky Deutschland repaid in full during the third quarter of fiscal 2013. Additionally, the Company is the guarantor to the German Football League for Sky Deutschland’s Bundesliga broadcasting license for the 2013/14 to 2016/17 seasons in an amount up to 50% of the license fee per season and the Company has also agreed to extend the maturity of existing shareholder loans that were issued before it became a consolidated subsidiary.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In January 2011, the Company purchased a convertible bond from Sky Deutschland for approximately $225 million. The Company currently has the right to convert the bonds into 53.9 million underlying Sky Deutschland shares, subject to certain black-out periods. If not converted, the Company will have the option to redeem the bonds for cash upon their maturity in January 2015. The convertible bonds were separated into their host and derivative financial instrument components. Prior to Sky Deutschland becoming a consolidated subsidiary, both the host and derivative financial instrument components were recorded at their estimated fair value in Investments in the consolidated balance sheets. The change in estimated fair value of the derivative instrument resulted in a gain of approximately $58 million which was recorded in Other, net in the Company’s audited consolidated statements of operations for the fiscal year ended June 30, 2013. Subsequent to becoming a consolidated subsidiary, the convertible loan was effectively settled as a pre-existing relationship under the provisions of ASC 805-10-25-21 with the carrying amount of the asset for the derivative component written off as a settlement loss which was included in Other, net in the audited consolidated statements of operations for the fiscal year ended June 30, 2013.

Other

In May 2012, the Company renewed its existing FOX affiliation agreement with a major FOX affiliate group (“Network Affiliate”). As part of the transaction, the Company received cash consideration of $50 million and the Network Affiliate had an option to buy the Company’s Baltimore station. Network Affiliate exercised its option to purchase the Baltimore television station and the Company recognized a loss on the transaction of which $67 million was included in Other, net in the unaudited consolidated statements of operations for the three months ended September 30, 2012. The Company is amortizing the $50 million received from the Network Affiliate over the term of the affiliation agreement.

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

Effective June 28, 2013, the Separation qualified for discontinued operations treatment in accordance with ASC 205-20, “Discontinued Operations” (“ASC 205-20”), and accordingly the Company deconsolidated News Corp’s balance sheet as of June 30, 2013, and presented its results for the three months ended September 30, 2012 as discontinued operations on the unaudited statements of operations and cash flows. The footnotes to the financial statements have also been revised accordingly.

The Company entered into a separation and distribution agreement with News Corp (“Separation and Distribution Agreement”) pursuant to which the Company agreed to provide a cash contribution to News Corp immediately prior to the Separation, so that as of the Separation, News Corp would have approximately

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

$2.6 billion of cash on hand. Accordingly, immediately prior to the Separation, the Company distributed approximately $2.4 billion to News Corp, which was comprised of $1.6 billion in cash funding and approximately $800 million that was held by News Corp’s subsidiaries immediately prior to the Separation. The Company made a final cash distribution of approximately $217 million in September 2013, pursuant to the Separation and Distribution Agreement.

Separation and Distribution Agreement

The Separation and Distribution Agreement sets forth, among other things, the parties’ agreements regarding the principal transactions necessary to effect the Separation.

The Separation and Distribution Agreement provides for the transfers of entities and their related assets and liabilities so that as of the Separation the Company and News Corp each consists of the entities associated with the businesses described above. The Separation and Distribution Agreement also provides that the Company will indemnify News Corp, on an after-tax basis, for payments made after the Separation arising out of civil claims and investigations relating to the U.K. Newspaper Matters (as defined below), as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp. U.K. Newspaper Matters refers to ongoing investigations by U.K. and U.S. regulators and governmental authorities relating to phone hacking, illegal data access and inappropriate payments to public officials at The News of the World and The Sun and related matters. In addition, the Separation and Distribution Agreement governs the Company’s and News Corp’s agreements with regard to each party’s ability to comply with certain statutes or rules and regulations promulgated by the Federal Communications Commission. (See Note 14 — Commitments and Contingencies)

Tax Sharing and Indemnification Agreement

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

A subsidiary of News Corp, prior to the Separation, had filed refunds to claim certain losses in a foreign jurisdiction. At June 30, 2013, News Corp did not recognize an asset for the claims since such amounts were being disputed by the foreign tax authority and the resolution was not determinable at that time. In September 2013, the foreign jurisdiction notified News Corp that it had accepted certain claims and would refund a portion of the claims. As of September 30, 2013, pursuant to the tax sharing and indemnification agreement with News Corp, the Company has recorded the net refund of approximately $500 million as a receivable from News Corp and the amount is included in Income (loss) from discontinued operations, net of tax in the unaudited consolidated statement of operations for the three months ended September 30, 2013. In October 2013, News Corp received the refund and the net funds were delivered to the Company in November of 2013. Depending upon the final outcome of the remaining claims, News Corp may receive an additional refund of taxes of $0 to $200 million plus interest, which it would also remit to the Company, net of applicable taxes.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Summarized Financial Information

Revenues and income from discontinued operations related to News Corp were as follows:

	For the three months ended September 30,
	2013	2012
	(in millions)
Revenues	$—	$2,133

Income (loss) before income tax benefit(a)	$487	$(50)

Income tax benefit	$—	$45

Income (loss) from discontinued operations, net of tax	$487	$(20)

Basic and diluted EPS from discontinued operations	$0.21	$(0.01)

(a)	Includes the net tax refund from News Corp, as stated above, for the three months ended September 30, 2013 of approximately $500 million.

Cash flows from discontinued operations related to News Corp were as follows:

	For the three months ended September 30,
	2013	2012
	(in millions)
Net cash used in operating activities from discontinued operations	$(29)	$(90)
Net cash used in investing activities from discontinued operations	—	(294)
Net cash used in financing activities from discontinued operations	—	(11)

Net decrease in cash and cash equivalents from discontinued operations	$(29)	$(395)

NOTE 5. RECEIVABLES, NET

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company has receivables with original maturities greater than one year in duration principally related to the Company’s sale of program rights in the television syndication markets within the Filmed Entertainment segment. Allowances for credit losses are established against these non-current receivables as necessary. As of September 30, 2013 and June 30, 2013, these allowances were not material.

Receivables, net consisted of:

	As of September 30, 2013	As of June 30, 2013
	(in millions)
Total receivables	$6,967	$6,795
Allowances for returns and doubtful accounts	(910)	(899)

Total receivables, net	6,057	5,896
Less: current receivables, net	(5,605)	(5,459)

Non-current receivables, net	$452	$437

NOTE 6. INVENTORIES

The Company’s inventories were comprised of the following:

	As of September 30, 2013	As of June 30, 2013
	(in millions)
Programming rights	$5,471	$4,996
DVDs, Blu-rays, and other merchandise	83	69
Filmed entertainment costs:
Films:
Released	892	806
Completed, not released	32	10
In production	1,033	958
In development or preproduction	179	193

	2,136	1,967

Television productions:
Released	686	696
In production	623	425
In development or preproduction	2	2

	1,311	1,123

Total filmed entertainment costs, less accumulated amortization(a)	3,447	3,090

Total inventories, net	9,001	8,155
Less: current portion of inventory, net(b)	(3,278)	(2,784)

Total non-current inventories, net	$5,723	$5,371

(a)	Does not include $358 million and $366 million of net intangible film library costs as of September 30, 2013 and June 30, 2013, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheets.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(b)	Current portion of inventories as of September 30, 2013 and June 30, 2013 was comprised of programming rights ($3,195 million and $2,715 million, respectively), DVDs, Blu-rays, and other merchandise.

NOTE 7. INVESTMENTS

The Company’s investments were comprised of the following:

		Ownership percentage As of September 30, 2013	As of September 30, 2013	As of June 30, 2013
			(in millions)
Equity method investments:
British Sky Broadcasting Group plc(a)	U.K. DBS operator	39%	$2,142	$1,978
Yankees Entertainment and Sports Network	Regional sports network	49%	831	825
Other equity method investments		various	394	386
Fair value of available-for-sale investments		various	249	268
Other investments		various	186	247

Total investments			$3,802	$3,704

(a)	The Company’s investment in British Sky Broadcasting Group plc (“BSkyB”) had a market value of $8,773 million at September 30, 2013 and was valued using the quoted market price on the London Stock Exchange (a Level 1 measurement as described in Note 8 — Fair Value).

BSkyB

BSkyB’s shareholders and board of directors have authorized a share repurchase program. The Company entered into an agreement with BSkyB under which, following any market purchases of shares by BSkyB, the Company will sell to BSkyB sufficient shares to maintain its approximate 39% interest subsequent to those market purchases, for a price equal to the price paid by BSkyB in respect of the relevant market purchases. BSkyB began repurchasing shares as part of this share repurchase program during the second quarter of fiscal 2012. As a result, during the three months ended September 30, 2013 and 2012, the Company received cash considerations of approximately $10 million and $93 million and recognized gains of $8 million and $75 million which were included in Equity earnings of affiliates in the Company’s unaudited consolidated statements of operations for the three months ended September 30, 2013 and 2012, respectively.

Yankees Entertainment and Sports Network

In December 2012, the Company acquired a 49% equity interest in the Yankees Entertainment and Sports Network (“YES Network”), a RSN, for approximately $584 million and simultaneous with the closing of this transaction, the Company paid approximately $250 million of upfront costs on behalf of YES Network. The Company’s investment of approximately $834 million is being allocated between tangible and intangible assets in accordance with ASC 323, “Investments — Equity Investments.” The allocation of the excess cost is not final and is subject to change upon completion of final valuations of certain assets and liabilities. Changes in how the Company allocates excess cost could reduce future equity earnings as a result of additional amortization. Starting in December 2015, the remaining partners can exercise a put option that would require the Company to acquire up to an additional 31% interest. If the put option is not exercised, the Company has a call option beginning in December 2016 that would allow the Company to acquire up to an additional 31% interest. The exercise price of the put and call options approximate fair value.

TWENTY-FIRST CENTURY FOX, INC.

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

Other

In March 2013, the Company sold a portion of its interest in Phoenix Satellite Television Holdings Ltd. (“Phoenix”), for approximately $90 million in cash, decreasing its interest to 12% from the 18% it owned at June 30, 2012. The Company recorded a gain of approximately $81 million on this transaction which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2013. In November 2013, the Company sold its remaining 12% interest in Phoenix for approximately $210 million. The Company expects to record a gain on the sale of this investment.

Fair value of available-for-sale investments

The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	As of September 30, 2013	As of June 30, 2013
	(in millions)
Cost basis of available-for-sale investments	$35	$36
Accumulated gross unrealized gain(a)	214	232

Fair value of available-for-sale investments	$249	$268

Net deferred tax liability	$75	$81

(a)	Approximately $200 million of this unrealized gain relates to the Company’s investment in Phoenix which was sold in November 2013.

NOTE 8. FAIR VALUE

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The tables below present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair value measurements
	As of September 30, 2013
Description	Total	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities(a)	$249	$249	$—	$—

Liabilities
Derivatives(b)	(11)	—	(11)	—
Redeemable noncontrolling interests(c)	(518)	—	—	(518)

Total	$(280)	$249	$(11)	$(518)

	As of June 30, 2013
Description	Total	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities(a)	$268	$268	$—	$—
Derivatives(b)	3	—	3	—
Redeemable noncontrolling interests(c)	(519)	—	—	(519)

Total	$(248)	$268	$3	$(519)

(a)	See Note 7 — Investments.
(b)	Primarily represents derivatives associated with the Company’s foreign currency forward and interest rate swap contracts designated as cash flow hedges.
(c)	The Company accounts for redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A because their exercise is outside the control of the Company and, accordingly, as of September 30, 2013 and June 30, 2013, has included the fair value of the redeemable noncontrolling interests in the consolidated balance sheets. The majority of redeemable noncontrolling interests recorded at fair value are put arrangements held by the noncontrolling interests in the Company’s majority-owned sports networks.

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

Significant unobservable inputs used in the fair value measurement of the Company’s redeemable noncontrolling interests are earnings before interest, taxes, depreciation and amortization (“OIBDA”) growth rates (3%-7% range) and discount rates (8%). Significant increases (decreases) in growth rates and

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in growth rates and multiples, would result in a significantly higher (lower) fair value measurement.

The fair value of the redeemable noncontrolling interests in two of the sports networks were primarily determined by (i) applying a multiples-based formula that is intended to approximate fair value for one of the sports networks and (ii) using a discounted OIBDA valuation model, assuming a 8% discount rate for another sports network. As of September 30, 2013, the minority shareholder’s put right in one of the sports networks is currently exercisable.

The remaining redeemable noncontrolling interest is currently not exercisable and is not material.

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the three months ended September 30,
	2013	2012
	(in millions)
Beginning of period	$(519)	$(641)
Net income attributable to redeemable noncontrolling interests	(23)	(22)
Distributions	24	15

End of period	$(518)	$(648)

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables, payables and cost method investments, approximates fair value.

The aggregate fair value of the Company’s borrowings at September 30, 2013 was approximately $19,665 million compared with a carrying value of $17,473 million and, at June 30, 2013, was approximately $18,756 million compared with a carrying value of $16,458 million. Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market (a Level 1 measurement).

Foreign Currency Forward Contracts

The Company uses financial instruments designated as cash flow hedges primarily to hedge certain exposures to foreign currency exchange risks associated with the cost of producing or acquiring films and television programming. The notional amount of foreign currency forward contracts designated as cash flow hedges with foreign currency risk outstanding at September 30, 2013 and June 30, 2013 was $628 million and $578 million, respectively. As of September 30, 2013, the fair value of the foreign currency forward contracts of approximately $(8) million were recorded along with the underlying hedged balances. The Company’s foreign currency forward contracts are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.

Interest Rate Swaps

The Company uses financial instruments designated as cash flow hedges primarily to hedge certain exposures to interest rate risks associated with certain borrowings. During July 2013, the Company entered into interest rate swap contracts to hedge the variability of interest rate payments on Sky Deutschland’s variable rate debt. The

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

notional amount of the interest rate swap contracts designated as cash flow hedges with interest rate risk outstanding at September 30, 2013 and June 30, 2013 were $304 million and nil, respectively. As of September 30, 2013, the fair values and effective changes in the fair values of the interest rate swaps were not material and were recorded along with the underlying hedged balances. The Company’s interest rate swaps are valued using an income approach.

The following table shows the changes in fair value of derivatives designated as cash flow hedges and other derivatives:

	For the three months ended September 30,
	2013	2012
	(in millions)
Beginning of period	$3	$17
Changes in fair value recorded in accumulated other comprehensive income	(9)	1
Reclassified (gains) from accumulated other comprehensive income to net income	(2)	(10)
Other	(3)	—

End of period	$(11)	$8

The ineffective changes in fair values of derivatives designated as cash flow hedges were immaterial. Amounts are reclassified from accumulated other comprehensive income to net income when the underlying hedged item is recognized in earnings. Regarding foreign currency forward contracts, the Company expects to reclassify the cumulative changes in fair values included in accumulated other comprehensive income within the next 24 months. For interest rate swaps, the Company expects to reclassify the cumulative changes in fair values included in accumulated other comprehensive income in fiscal 2017 when the interest rate swap contracts expire. Cash flows from the settlement of these derivative contracts offset cash flows from the underlying hedged item and are included in operating activities in the unaudited consolidated statement of cash flows.

Changes in the fair values of derivatives that are not designated as hedges are recorded in earnings each period. The Company uses these financial instruments as economic hedges for certain exposures to foreign currency forward exchange risks. The notional amount of foreign currency forward contracts used as economic hedges with foreign currency risk outstanding at September 30, 2013 and June 30, 2013 was $139 million and $128 million. As of and for the three months ended September 30, 2013 and 2012, the fair values and effective changes in the fair values of those foreign currency forward contracts were immaterial and are presented net within Other in the table above.

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of September 30, 2013 or June 30, 2013 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

by the counterparties to the agreements. At September 30, 2013, the Company did not anticipate nonperformance by any of the counterparties.

NOTE 9. GOODWILL

The changes in the carrying value of goodwill, by segment, are as follows:

	Cable Network Programming	Television	Filmed Entertainment	Direct Broadcast Satellite Television	Other, Corporate and Eliminations	Total Goodwill
	(in millions)
Balance, June 30, 2013	$7,753	$1,882	$1,537	$6,052	$31	$17,255
Foreign exchange movements	—	—	30	249	—	279
Adjustments	—	—	—	(1,237)	—	(1,237)

Balance, September 30, 2013	$7,753	$1,882	$1,567	$5,064	$31	$16,297

The decrease in the carrying value of goodwill during the three months ended September 30, 2013 was primarily due to the preliminary allocation of excess purchase price from goodwill to acquired identifiable intangible assets of approximately $1.7 billion partially offset by deferred tax liabilities of approximately $0.5 billion in connection with the consolidation of Sky Deutschland.

NOTE 10. BORROWINGS

Senior Notes Issued

In September 2013, News America Incorporated (“NAI”), a wholly-owned subsidiary of the Company, issued $300 million of 4.00% Senior Notes due 2023 and $700 million of 5.40% Senior Notes due 2043. The net proceeds of approximately $987 million will be used for general corporate purposes.

In September 2012, NAI issued $1.0 billion of 3.00% Senior Notes due 2022. The net proceeds of approximately $987 million were used for general corporate purposes.

Senior Notes Due 2014

Included in Borrowings within Current liabilities as of September 30, 2013, was 8.625% Senior Notes of A$150 million ($140 million) that is due in February 2014.

Other

In January 2013, Sky Deutschland, a majority owned subsidiary of the Company, entered into a credit agreement, with major financial institutions, that NAI and the Company have both guaranteed. The credit agreement provides a €300 million unsecured credit facility with a sub-limit of €75 million revolving credit facility available for cash drawdowns or the issuance of letters of credit and a maturity date of January 2018. Sky Deutschland may request that the maturity date be extended for one year. The significant terms of the agreement include limitations on liens and indebtedness. Fees under the credit agreement are based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current debt ratings of the Company, Sky Deutschland pays a facility fee of 0.125% and interest of Eurocurrency Rate plus 1.125%. As of September 30, 2013, €225 million (approximately $300 million) was outstanding under this credit agreement and only €73 million was available for either additional financing or letters of credit. The proceeds were used to repay existing Sky Deutschland debt.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 12. STOCKHOLDERS’ EQUITY

The following table summarizes changes in equity:

	For the three months ended September 30,
	2013				2012
	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity
	(in millions)
Balance, beginning of period	$16,998	$3,127		$20,125	$24,684	$501		$25,185
Net income	1,255	(15	)(a)	1,240	2,233	41	(a)	2,274
Other comprehensive income	291	93		384	291	1		292
Cancellation of shares, net	(742)	—		(742)	(687)	—		(687)
Dividends declared	(287)	—		(287)	(201)	—		(201)
Other	(291)	(52	)(b)	(343)	(56)	(30	)(b)	(86)

Balance, end of period	$17,224	$3,153		$20,377	$26,264	$513		$26,777

(a)	Net income attributable to noncontrolling interests excludes $23 million and $22 million for the three months ended September 30, 2013 and 2012, respectively, relating to redeemable noncontrolling interests which are reflected in temporary equity. For the three months ended September 30, 2012, Net income attributable to noncontrolling interests included $9 million relating to Discontinued Operations.
(b)	Other activity attributable to noncontrolling interests excludes $(24) million and $(15) million for the three months ended September 30, 2013 and 2012, respectively, relating to redeemable noncontrolling interests.

Other Comprehensive Income

Comprehensive income is reported in the unaudited consolidated statement of comprehensive income and consists of Net income and other gains and losses affecting shareholders’ equity that, under GAAP, are excluded from Net income. These other gains and losses are known as Other comprehensive income. Other comprehensive income consists primarily of foreign currency translation adjustments, unrealized holding gains and losses on securities, and benefit plan adjustments.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity within Other comprehensive income (loss):

	For the three months ended September 30, 2013
	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized gains	$448	$(57)	$391
Amount reclassified on hedging activity(a)	(2)	1	(1)

Other comprehensive income	$446	$(56)	$390
Unrealized holding losses on securities
Unrealized losses	$(18)	$6	$(12)

Other comprehensive loss	$(18)	$6	$(12)
Benefit plan adjustments
Reclassification adjustments realized in net income(b)	$10	$(4)	$6

Other comprehensive income	$10	$(4)	$6

	For the three months ended September 30, 2012
	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized gains	$275	$—	$275
Amount reclassified on the sale of NDS(a)	10	—	10
Amount reclassified on hedging activity(a)	(10)	4	(6)

Other comprehensive income	$275	$4	$279
Unrealized holding losses on securities
Unrealized losses	$(2)	$1	$(1)

Other comprehensive loss	$(2)	$1	$(1)
Benefit plan adjustments
Reclassification adjustments realized in net income(b)	$13	$1	$14

Other comprehensive income	$13	$1	$14

(a)	Reclassifications related to hedging activity are included in Selling, general and administrative expenses. See Note 8 — Fair Value for additional information regarding hedging activity. Reclassifications related to the sale of NDS are included in Other, net in the unaudited consolidated statements of operations for the three months ended September 30, 2012.
(b)	Reclassifications are included in Selling, general and administrative expenses. See Note 15 — Pension And Other Postretirement Benefits for additional information.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Dividends

The following table summarizes the dividends declared per share on both the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”) and the Class B common stock, par value $0.01 per share (“Class B Common Stock”):

	For the three months ended September 30,
	2013	2012
Cash dividend per share	$0.125	$0.085

Stock Repurchase Program

The Board has authorized a stock repurchase program, under which the Company is currently authorized to acquire Class A Common Stock. In August 2013, the Board authorized the repurchase of $4 billion of Class A Common Stock, excluding commissions, which replaced the remaining authorized amount under the stock repurchase program. The Company intends to complete this stock repurchase program by August 2014.

The remaining authorized amount under the Company’s stock repurchase program as of September 30, 2013, excluding commissions, was approximately $3.4 billion.

The program may be modified, extended, suspended or discontinued at any time.

Temporary Suspension of Voting Rights Affecting Non-U.S. Stockholders

On April 18, 2012, the Company announced that it suspended 50% of the voting rights of the Class B Common Stock held by stockholders who are not U.S. citizens (“Non-U.S. Stockholders”) in order to maintain compliance with U.S. law which states that no broadcast station licensee may be owned by a corporation if more than 25% of that corporation’s stock was owned or voted by Non-U.S. Stockholders, their representatives, or by any other corporation organized under the laws of a foreign country. The Company owns broadcast station licensees in connection with its ownership and operation of U.S. television stations. As of October 2013, the suspension of voting rights of shares of Class B Common Stock held by Non-U.S. Stockholders was 35%. This suspension of voting rights will remain in place for as long as the Company deems it necessary to maintain compliance with applicable U.S. law, and may be adjusted by the Audit Committee as it deems appropriate.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. EQUITY BASED COMPENSATION

Separation-Related Adjustments

In connection with the Separation, the Company entered into an Employee Matters Agreement with News Corp, which generally provides that employees of News Corp no longer participate in benefit plans sponsored or maintained by the Company. Pursuant to the Employee Matters Agreement, the Company made certain adjustments to the exercise price and number of our share-based compensation awards, using the closing price of the Company’s Class A Common Stock on the final day of trading prior to the effective date of the Separation and the volumetric weighted-average prices for the first day of trading for the Company immediately following the Separation, with the intention of preserving the intrinsic value of the awards immediately prior to the Separation. These adjustments are summarized as follows:

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

The following table summarizes the Company’s equity-based compensation transactions:

	For the three months ended September 30,
	2013	2012
	(in millions)
Equity-based compensation	$67	$82

Cash received from exercise of equity-based compensation	$35	$93

As of September 30, 2013, the Company’s total compensation cost related to restricted stock units (“RSUs”) and performance stock units (“PSUs”), not yet recognized, was approximately $262 million, and is expected to be recognized over a weighted average period between one and two years. Compensation expense on all equity-based awards is generally recognized on a straight-line basis over the vesting period of the entire award. However, certain performance based awards are recognized on an accelerated basis.

The intrinsic value of stock options exercised during the three months ended September 30, 2013 and 2012 was $32 million and $20 million, respectively. The intrinsic value of the stock options outstanding as of September 30, 2013 and June 30, 2013 was nil and $29 million, respectively, as the Company’s stock option program expired.

As of September 30, 2013 and June 30, 2013, the liability for cash-settled awards was approximately $145 million and $185 million, respectively. Cash settled awards are marked-to-market at each reporting period.

The Company recognized a tax benefit on vested RSUs and stock options exercised of approximately $35 million and $23 million for the three months ended September 30, 2013 and 2012, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Performance Stock Units

During the three months ended September 30, 2013 and 2012, approximately 4.8 million and 1.3 million target PSUs were granted, respectively, of which 3.8 million and nil, respectively, will be settled in shares of Class A Common Stock. PSUs granted to executive directors and certain awards granted to employees in certain foreign locations are settled in cash.

During the three months ended September 30, 2013, approximately 2.8 million PSUs vested, of which approximately 0.7 million were settled in shares of Class A Common Stock, before statutory tax withholdings. The fair value of PSUs settled in shares of Class A Common Stock was approximately $21 million for the three months ended September 30, 2013. The remaining 2.1 million PSUs settled during the three months ended September 30, 2013 were settled in cash of approximately $67 million before statutory tax withholdings. There were no PSUs settled during the three months ended September 30, 2012.

Restricted Stock Units

During the three months ended September 30, 2013 and 2012, approximately 0.7 million and 1.2 million RSUs were granted, respectively, and will be settled in shares of Class A Common Stock.

During the three months ended September 30, 2013 and 2012, approximately 5.4 million and 6.7 million RSUs vested, respectively, of which approximately 4.8 million and 5.9 million, respectively, were settled in shares of Class A Common Stock, before statutory tax withholdings. The fair value of RSUs settled in shares of Class A Common Stock was approximately $152 million and $137 million for the three months ended September 30, 2013 and 2012, respectively. The remaining 0.6 million and 0.8 million RSUs settled during the three months ended September 30, 2013 and 2012, respectively, were settled in cash of approximately $18 million in both periods, before statutory tax withholdings.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. Except for the issuance of 4.00% and 5.40% Senior Notes due 2023 and 2043, respectively (See Note 10 – Borrowings), the Company’s commitments as of September 30, 2013 have not changed significantly from disclosures included in the 2013 Form 10-K.

Guarantees

The Company’s guarantees as of September 30, 2013 have not changed significantly from disclosures included in the 2013 Form 10-K.

Contingencies

Shareholder Litigation

The following discussion is limited to certain recent developments concerning the Company’s legal proceedings and should be read in conjunction with the disclosure set forth in Part I, Item 3 of the 2013 Form 10-K.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Delaware

Reference is made to the Amalgamated Bank Litigation, the New Orleans Employees’ Retirement Litigation, the Mass. Laborers Litigation and the Cohen Litigation which were purported stockholder derivative actions consolidated in the Delaware Court of Chancery (the “Consolidated Action”) and previously described by the Company in the 2013 Form 10-K. The plaintiffs’ Third Amended Complaint in the Consolidated Action alleged claims against director defendants for breach of fiduciary duty arising from the Company’s purchase of Shine and from their purported failure to investigate alleged acts of voicemail interception at The News of the World (the “NoW Matter”) and allegedly permitting the Company to engage in a cover up related to the NoW Matter. The Third Amended Complaint sought a declaration that the defendants violated their fiduciary duties, damages, pre- and post-judgment interest, fees and costs.

On June 26, 2013, the Court approved the settlement in principle that the parties reached on April 17, 2013, and entered a final judgment dismissing the Consolidated Action. Pursuant to the terms of that settlement, the parties agreed that the director defendants in the Consolidated Action would cause to be paid on their behalf the amount of $139 million to the Company, minus $28 million in attorneys’ fees and expenses awarded by the Court to the plaintiffs’ counsel. No stockholder objected to either the settlement or the proposed fee award. The settlement became effective on August 16, 2013, because as of that date, the dismissal of the Consolidated Action as well as the dismissals of each of the Shields Litigation, the Iron Workers Litigation and the Stricklin Litigation (each as described below under the heading “Shareholder Litigation—Southern District of New York”) were no longer subject to appeal. The above amount was paid from an escrow account created for the benefit of the director defendants pursuant to an agreement reached between the defendants and their directors’ and officers’ liability insurers for the payment of insurance proceeds, subject to a claims release, and accordingly the Company recorded the net settlement of $111 million in Other, net in the unaudited consolidated statements of operations for the three months ended September 30, 2013. In addition to the payment to the Company, the settlement contemplates that the Company will build on corporate governance and compliance enhancements which the Company has implemented in the past year. These shall remain in effect at least through December 31, 2016, and will be applicable to both the Company and News Corp.

Southern District of New York

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

Reference is made to the Shields Litigation, the Iron Workers Litigation and the Stricklin Litigation which were purported stockholders derivative actions filed in the United States District Court for the Southern District of New York and previously described by the Company in the 2013 Form 10-K. The plaintiffs alleged violations of

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Section 14(a) of the Securities Exchange Act, breach of fiduciary duty, waste of corporate assets, gross mismanagement and unjust enrichment in connection with, among other things, the NoW Matter. The plaintiffs sought various forms of relief including, among other things, an order requiring the Company to take certain specified corporate governance actions, compensatory damages, injunctive relief, fees and costs.

On July 16, 2013, after the dismissal of the Consolidated Action by the Delaware Court of Chancery as discussed above, the court entered uncontested Orders of Dismissal in the Shields Litigation, the Stricklin Litigation and the Iron Workers Litigation, dismissing each of the lawsuits. As described above, the settlement of the Consolidated Action became effective on August 16, 2013, because as of that date, the dismissal of the Consolidated Action as well as the dismissals of each of the Shields Litigation, the Iron Workers Litigation and the Stricklin Litigation were no longer subject to appeal.

On June 7, 2013, Iron Workers brought a second derivative action captioned Iron Workers Mid-South Pension Fund v. Murdoch, et al. (“Second Iron Workers Litigation”), in the United States District Court for the Southern District of New York, which related to the same subject matter as the Consolidated Action and the Shields Litigation, the Stricklin Litigation and the Iron Workers Litigation. The plaintiff brought state law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with alleged anti-competitive practices at Company subsidiaries. The action named as defendants current and former directors of the Company. The plaintiff sought various forms of relief including compensatory damages, an order requiring the Company to take certain specified corporate governance actions, injunctive relief, restitution, fees and costs. On June 18, 2013, the plaintiff moved for the dismissal of the Second Iron Workers Litigation, and the court granted the Order of Dismissal on July 24, 2013, dismissing the Second Iron Workers Litigation.

U.K. Newspaper Matters and Related Investigations and Litigation

U.S. regulators and governmental authorities continue to conduct investigations initiated in 2011 with respect to the U.K. Newspaper Matters. The Company is cooperating with these investigations. It is not possible at this time to estimate the liability, if any, of the Company relating to these investigations.

In connection with the Separation, the Company and News Corp agreed in the Separation and Distribution Agreement that the Company will indemnify News Corp, on an after-tax basis, for payments made after the Separation arising out of civil claims and investigations relating to the U.K. Newspaper Matters, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp (the “Indemnity”). As of September 30, 2013 and June 30, 2013, the Company recorded approximately $50 million and $40 million, respectively, related to the amounts accrued by News Corp which are expected to be covered by the Indemnity. As of June 30, 2013 the Company provided an additional $110 million for the fair value of expected future payments under the Indemnity. Pursuant to ASC 460, this amount is being amortized in a systematic pattern that reflects the release from the underlying risks and is included in Income (loss) from discontinued operations, net of tax, in the consolidated statement of operations. The unamortized portion of the Indemnity, as of September 30, 2013, was approximately $90 million. Pursuant to the Indemnity, the Company made payments of $14 million to News Corp during the three months ended September 30, 2013. If additional information becomes available and as payments are made, the Company will update the liability provision for the Indemnity. Any changes to the liability provision for the Indemnity in the future will impact the results of operations for that period. The liability provision for the Indemnity was estimated by probability weighting expected payments to be made to News Corp under such Agreement and discounting probability-weighted expected payments to the valuation date, using a discount rate based on the Company’s cost of debt.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. The major pension plans and postretirement benefit plans are closed to new participants (with the exception of groups covered by collective bargaining agreements). The Company has a legally enforceable obligation to contribute to some plans and is not required to contribute to others. The Company makes contributions in accordance with applicable laws or contract terms in each jurisdiction in which the Company operates. The Company’s benefit obligation is calculated using several assumptions which the Company reviews on a regular basis. The net periodic benefits costs for pension and postretirement benefits were approximately $30 million and $45 million for the three months ended September 30, 2013 and 2012, respectively.

NOTE 16. SEGMENT INFORMATION

The Company has realigned its reporting segments following the Separation and the Other segment has been renamed Other, Corporate and Eliminations. This segment includes costs not directly associated with an operating segment, such as corporate overhead and eliminations.

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

TWENTY-FIRST CENTURY FOX, INC.

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

Segment OIBDA is defined as revenues less operating expenses and selling, general and administrative expenses. Segment OIBDA does not include: depreciation and amortization, amortization of cable distribution investments, impairment charges, equity earnings of affiliates, interest expense, interest income, other, net, income tax expense and net income attributable to noncontrolling interests. Management believes that Segment OIBDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance and allocate resources within the Company’s businesses.

Management believes that information about Total Segment OIBDA assists all users of the Company’s consolidated financial statements by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from non-operational factors that affect net income, thus providing insight into both operations and the other factors that affect reported results.

Total Segment OIBDA provides management, investors and equity analysts a measure to analyze the operating performance of the Company’s business and its enterprise value against historical data and competitors’ data, although historical results, including Segment OIBDA and Total Segment OIBDA, may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Total Segment OIBDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment charges, which are significant components in assessing the Company’s financial performance.

	For the three months ended September 30,
	2013	2012
	(in millions)
Revenues:
Cable Network Programming	$2,810	$2,503
Television	1,048	972
Filmed Entertainment	2,120	1,937
Direct Broadcast Satellite Television	1,390	828
Other, Corporate and Eliminations	(307)	(237)

Total revenues	$7,061	$6,003

Segment OIBDA:
Cable Network Programming	$991	$1,015
Television	231	178
Filmed Entertainment	328	433
Direct Broadcast Satellite Television	190	95
Other, Corporate and Eliminations	(122)	(132)

Total Segment OIBDA	1,618	1,589

Depreciation and amortization	(313)	(174)
Amortization of cable distribution investments	(22)	(21)
Impairment charges	—	(35)
Equity earnings of affiliates	92	129
Interest expense, net	(272)	(261)
Interest income	8	15
Other, net	(35)	1,369

Income from continuing operations before income tax expense	1,076	2,611
Income tax expense	(300)	(304)

Income from continuing operations	776	2,307
Income (loss) from discontinued operations, net of tax	487	(20)

Net Income	1,263	2,287
Less: Net income attributable to noncontrolling interests	(8)	(54)

Net income attributable to Twenty-First Century Fox, Inc. stockholders	$1,255	$2,233

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Intersegment revenues, generated by the Filmed Entertainment segment, of approximately $249 million and $192 million for the three months ended September 30, 2013 and 2012, respectively, have been eliminated within the Other, Corporate and Eliminations segment. Segment OIBDA, generated by the Filmed Entertainment segment, of approximately $26 million and nil for the three months ended September 30, 2013 and 2012, respectively, have been eliminated within the Other, Corporate and Eliminations segment.

	As of September 30, 2013	As of June 30, 2013
	(in millions)
Total assets:
Cable Network Programming	$17,967	$17,830
Television	6,805	6,415
Filmed Entertainment	10,129	9,411
Direct Broadcast Satellite Television	9,464	8,636
Other, Corporate and Eliminations	4,858	4,948
Investments	3,802	3,704

Total assets	$53,025	$50,944

Goodwill and Intangible assets, net:
Cable Network Programming	$9,419	$9,444
Television	4,282	4,283
Filmed Entertainment	2,460	2,439
Direct Broadcast Satellite Television	6,658	6,057
Other, Corporate and Eliminations	96	96

Total goodwill and intangible assets, net	$22,915	$22,319

Revenues by Component

	For the three months ended September 30,
	2013	2012
	(in millions)
Revenues
Affiliate Fees	$2,102	$1,748
Subscription	1,305	780
Advertising	1,665	1,583
Content	1,912	1,776
Other	77	116

Total revenues	$7,061	$6,003

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. ADDITIONAL FINANCIAL INFORMATION

Supplemental Cash Flows Information

	For the three months ended September 30,
	2013	2012
	(in millions)
Supplemental cash flows information:
Cash (paid) received for income taxes	$(110)	$125
Cash paid for interest	(266)	(262)

Other, net

The following table sets forth the components of Other, net included in the unaudited consolidated statements of operations:

	For the three months ended September 30,
	2013	2012
	(in millions)
Gain on sale of investment in NDS(a)	$—	$1,446
Loss on sale of Baltimore station(b)	—	(67)
Shareholder litigation settlement(c)	111	—
Restructuring(d)	(82)	(3)
Investment impairment losses(e)	(54)	—
Other	(10)	(7)

Other, net	$(35)	$1,369

(a)	See Note 7 — Investments.
(b)	See Note 3 — Acquisitions, Disposals and Other Transactions.
(c)	See Note 14 — Commitments and Contingencies.
(d)	The Company recorded $82 million of restructuring changes in the three months ended September 30, 2013 for contract termination costs primarily related to cost structure efficiency enhancement initiatives at the DBS segment.
(e)	The write-downs of investments were taken as a result of either the deteriorating financial position of the investee or due to a permanent impairment resulting from sustained losses and limited prospects for recovery.

NOTE 18. SUPPLEMENTAL GUARANTOR INFORMATION

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended September 30, 2013

(in millions)

	News America Incorporated	Twenty-First Century Fox	Non-Guarantor	Reclassifications and eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$—	$—	$7,061	$—	$7,061
Expenses	(92)	—	(5,686)	—	(5,778)
Equity earnings of affiliates	—	—	92	—	92
Interest expense, net	(385)	(136)	(5)	254	(272)
Interest income	1	1	260	(254)	8
Earnings (losses) from subsidiary entities	227	903	—	(1,130)	—
Other, net	278	—	(313)	—	(35)

Income (loss) from continuing operations before income tax expense	29	768	1,409	(1,130)	1,076
Income tax (expense) benefit	(8)	—	(392)	100	(300)

Income (loss) from continuing operations	21	768	1,017	(1,030)	776
Income from discontinued operations, net of tax	—	487	—	—	487

Net income (loss)	21	1,255	1,017	(1,030)	1,263
Less: Net income attributable to noncontrolling interests	—	—	(8)	—	(8)

Net income (loss) attributable to Twenty-First Century Fox stockholders	$21	$1,255	$1,009	$(1,030)	$1,255

Comprehensive income (loss) attributable to Twenty-First Century Fox stockholders	$153	$1,546	$1,387	$(1,540)	$1,546

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended September 30, 2012

(in millions)

	News America Incorporated	Twenty-First Century Fox	Non-Guarantor	Reclassifications and eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$—	$—	$6,003	$—	$6,003
Expenses	(123)	—	(4,521)	—	(4,644)
Equity (losses) earnings of affiliates	(1)	—	130	—	129
Interest expense, net	(379)	(118)	(3)	239	(261)
Interest income	—	2	252	(239)	15
Earnings (losses) from subsidiary entities	2,251	2,342	—	(4,593)	—
Other, net	(12)	4	1,377	—	1,369

Income (loss) from continuing operations before income tax expense	1,736	2,230	3,238	(4,593)	2,611
Income tax (expense) benefit	(202)	—	(376)	274	(304)

Income (loss) from continuing operations	1,534	2,230	2,862	(4,319)	2,307
Income (loss) from discontinued operations, net of tax	7	3	(30)	—	(20)

Net income (loss)	1,541	2,233	2,832	(4,319)	2,287
Less: Net income attributable to noncontrolling interests	—	—	(54)	—	(54)

Net income (loss) attributable to Twenty-First Century Fox stockholders	$1,541	$2,233	$2,778	$(4,319)	$2,233

Comprehensive income (loss) attributable to Twenty-First Century Fox stockholders	$1,517	$2,524	$2,857	$(4,374)	$2,524

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

At September 30, 2013

(in millions)

	News America Incorporated	Twenty-First Century Fox	Non-Guarantor	Reclassifications and eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS:
Current assets:
Cash and cash equivalents	$511	$3,992	$2,178	$—	$6,681
Receivables, net	21	11	5,596	(23)	5,605
Inventories, net	—	—	3,278	—	3,278
Other	38	492	449	—	979

Total current assets	570	4,495	11,501	(23)	16,543

Non-current assets:
Receivables	15	—	437	—	452
Inventories, net	—	—	5,723	—	5,723
Property, plant and equipment, net	130	—	2,745	—	2,875
Intangible assets, net	—	—	6,618	—	6,618
Goodwill	—	—	16,297	—	16,297
Other	379	—	336	—	715
Investments:
Investments in associated companies and other investments	84	55	3,663	—	3,802
Intragroup investments	64,425	42,868	—	(107,293)	—

Total investments	64,509	42,923	3,663	(107,293)	3,802

TOTAL ASSETS	$65,603	$47,418	$47,320	$(107,316)	$53,025

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$140	$—	$—	$—	$140
Other current liabilities	448	225	8,123	(23)	8,773

Total current liabilities	588	225	8,123	(23)	8,913

Non-current liabilities:
Borrowings	17,029	—	304	—	17,333
Other non-current liabilities	660	9	5,215	—	5,884
Intercompany	30,852	29,960	(60,812)	—	—
Redeemable noncontrolling interests	—	—	518	—	518
Total equity	16,474	17,224	93,972	(107,293)	20,377

TOTAL LIABILITIES AND EQUITY	$65,603	$47,418	$47,320	$(107,316)	$53,025

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

At June 30, 2013

(in millions)

	News America Incorporated	Twenty-First Century Fox	Non-Guarantor	Reclassifications and eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS
Current Assets:
Cash and cash equivalents	$524	$3,956	$2,179	$—	$6,659
Receivables, net	17	—	5,442	—	5,459
Inventories, net	—	—	2,784	—	2,784
Other	28	209	428	—	665

Total current assets	569	4,165	10,833	—	15,567

Non-current assets:
Receivables	15	—	422	—	437
Inventories, net	—	—	5,371	—	5,371
Property, plant and equipment, net	132	—	2,697	—	2,829
Intangible assets, net	—	—	5,064	—	5,064
Goodwill	—	—	17,255	—	17,255
Other	361	—	356	—	717
Investments:
Investments in associated companies and other investments	86	58	3,560	—	3,704
Intragroup investments	64,062	41,775	—	(105,837)	—

Total investments	64,148	41,833	3,560	(105,837)	3,704

TOTAL ASSETS	$65,225	$45,998	$45,558	$(105,837)	$50,944

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$137	$—	$—	$—	$137
Other current liabilities	551	134	7,613	—	8,298

Total current liabilities	688	134	7,613	—	8,435

Non-current liabilities:
Borrowings	16,029	—	292	—	16,321
Other non-current liabilities	307	16	5,221	—	5,544
Intercompany	31,495	28,850	(60,345)	—	—
Redeemable noncontrolling interests	—	—	519	—	519
Total equity	16,706	16,998	92,258	(105,837)	20,125

TOTAL LIABILITIES AND EQUITY	$65,225	$45,998	$45,558	$(105,837)	$50,944

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the three months ended September 30, 2013

(in millions)

	News America Incorporated	Twenty-First Century Fox	Non-Guarantor	Reclassifications and eliminations	Twenty-First Century Fox and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities from continuing operations	$(969)	$893	$421	$—	$345

Investing activities:
Property, plant and equipment	(1)	—	(170)	—	(171)
Investments	(1)	—	(157)	—	(158)
Proceeds from dispositions	—	—	3	—	3

Net cash (used in) investing activities from continuing operations	(2)	—	(324)	—	(326)

Financing activities:
Borrowings	987	—	—	—	987
Issuance of shares	—	66	—	—	66
Repurchase of shares	—	(913)	—	—	(913)
Purchase of subsidiary shares from noncontrolling interests	—	—	(75)	—	(75)
Dividends paid	—	—	(58)	—	(58)
Distribution to News Corporation	—	(10)	—	—	(10)

Net cash provided by (used in) financing activities from continuing operations	987	(857)	(133)	—	(3)

Net cash (used in) from discontinued operations	(29)	—	—	—	(29)

Net (decrease) increase in cash and cash equivalents	(13)	36	(36)	—	(13)
Cash and cash equivalents, beginning of period	524	3,956	2,179	—	6,659
Exchange movement on opening cash balance	—	—	35	—	35

Cash and cash equivalents, end of period	$511	$3,992	$2,178	$—	$6,681

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the three months ended September 30, 2012

(in millions)

	News America Incorporated	Twenty-First Century Fox	Non-Guarantor	Reclassifications and eliminations	Twenty-First Century Fox and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities from continuing operations	$(990)	$2,987	$(1,194)	$—	$803

Investing activities:
Property, plant and equipment	—	—	(112)	—	(112)
Investments	(1)	(15)	56	—	40
Proceeds from dispositions	—	—	1,825	—	1,825

Net cash (used in) provided by investing activities from continuing operations	(1)	(15)	1,769	—	1,753

Financing activities:
Borrowings	987	—	—	—	987
Issuance of shares	—	111	—	—	111
Repurchase of shares	—	(877)	—	—	(877)
Dividends paid	—	—	(41)	—	(41)
Sale of subsidiary shares to noncontrolling interest	—	—	9	—	9

Net cash provided by (used in) financing activities from continuing operations	987	(766)	(32)	—	189

Net cash (used in) from discontinued operations	(3)	—	(392)	—	(395)

Net (decrease) increase in cash and cash equivalents	(7)	2,206	151	—	2,350
Cash and cash equivalents, beginning of period	561	6,005	3,060	—	9,626
Exchange movement on opening cash balance	—	—	31	—	31

Cash and cash equivalents, end of period	$554	$8,211	$3,242	$—	$12,007

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Notes to Supplemental Guarantor Information

(1)	Investments in the Company’s subsidiaries, for purposes of the supplemental consolidating presentation, are accounted for by their parent companies under the equity method of accounting whereby earnings of subsidiaries are reflected in the respective parent company’s investment account and earnings.
(2)	The guarantees of NAI’s senior public indebtedness constitute senior indebtedness of the Company, and rank pari passu with all present and future senior indebtedness of the Company. Because the factual basis underlying the obligations created pursuant to the various facilities and other obligations constituting senior indebtedness of the Company differ, it is not possible to predict how a court in bankruptcy would accord priorities among the obligations of the Company.
(3)	In November 2013, NAI changed its name to 21st Century Fox America, Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of Twenty-First Century Fox, Inc., its directors or its officers with respect to, among other things, trends affecting Twenty-First Century Fox, Inc.’s financial condition or results of operations. The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other factors is set forth under the heading Part II “Other Information,” Item 1A “Risk Factors” in this report. Twenty-First Century Fox, Inc. does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by Twenty-First Century Fox, Inc. with the Securities and Exchange Commission (the “SEC”). This section should be read together with the unaudited consolidated financial statements of Twenty-First Century Fox, Inc. and related notes set forth elsewhere herein and Twenty-First Century Fox, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 as filed with the SEC on August 19, 2013 (the “2013 Form 10-K”).

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

Effective June 28, 2013, the Separation qualified for discontinued operations treatment in accordance with ASC 205-20, “Discontinued Operations” (“ASC 205-20”), and accordingly the Company deconsolidated News Corp’s balance sheet as of June 30, 2013, and presented its results for the three months ended September 30, 2012 as discontinued operations on the unaudited statements of operations and cash flows. The footnotes to the financial statements have also been revised accordingly. Management’s discussion and analysis of financial condition and results of operations describes the Company giving effect to the Separation, except where stated otherwise.

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•	Overview of the Company’s Business — This section provides a general description of the Company’s businesses, as well as developments that have occurred to date during fiscal 2014 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•	Results of Operations — This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2013 and 2012. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Liquidity and Capital Resources — This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2013 and 2012. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

OVERVIEW OF THE COMPANY’S BUSINESS

The Company has realigned its reporting segments following the Separation and the Other segment has been renamed; Other, Corporate and Eliminations. This segment includes costs not directly associated with an operating segment, such as corporate overhead and eliminations.

The Company is a diversified global media and entertainment company, which manages and reports its businesses in the following five segments:

•	Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems, direct broadcast satellite operators and telecommunication companies primarily in the U.S., Latin America, Europe and Asia.

•	Television, which principally consists of the broadcasting of network programming in the U.S. and the operation of 28 full power broadcast television stations, including 10 duopolies, in the U.S. (of these stations, 18 are affiliated with the FOX Broadcasting Company (“FOX”) and 10 are affiliated with Master Distribution Service, Inc. (“MyNetworkTV”)).

•	Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide.

•	Direct Broadcast Satellite Television, which consists of the distribution of programming services via satellite, cable and broadband directly to subscribers in Italy, Germany and Austria.

•	Other, Corporate and Eliminations, which principally consists of corporate overhead and eliminations and other businesses.

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

The Company’s U.S. cable network programming operations primarily consist of the Fox News Channel (“FOX News”), Fox Sports 1, FX Networks, LLC (“FX”), FXX, Regional Sports Networks (“RSNs”), the National Geographic Channels and the Big Ten Network. The Company’s international cable networks consist of the Fox International Channels (“FIC”) and STAR. FIC produces and distributes entertainment, lifestyle, factual, sports, and movie channels through distribution channels in Europe, Africa, Asia and Latin America using several brands, including Fox, Fox Crime, Fox Life, FX, Fox Sports and National Geographic Channel. STAR’s owned and affiliated channels are distributed in the following countries and regions: India; Greater China; Indonesia; the rest of South East Asia; Pakistan; the Middle East and Africa; the United Kingdom and Europe; and North America.

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

National sports programming is obtained through license agreements with professional or collegiate sports leagues or organizations. The Company’s current licenses with the National Football League (“NFL”),

Major League Baseball (“MLB”), college football conferences, National Association of Stock Car Auto Racing (“NASCAR”), Ultimate Fighting Championship (“UFC”) and United States Golf Association (“USGA”) are secured by long-term agreements.

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

The Company competes with other film studios, such as Disney, CBS Television Studios, Sony, Universal, Warner Bros. and other independent film producers in the production and distribution of motion pictures, DVDs and Blu-rays. As a producer and distributor of television programming, the Company competes with studios, television production groups and independent producers and syndicators, such as Disney, Sony, NBC Universal, Warner Bros. and CBS Television Studios, to sell programming both domestically and internationally. The Company also competes to obtain creative talent and story properties, which are essential to the success of the Company’s filmed entertainment businesses.

Direct Broadcast Satellite Television

The Direct Broadcast Satellite Television (“DBS”) segment’s operations consist of SKY Italia and the Company’s majority-owned subsidiary Sky Deutschland AG (“Sky Deutschland”), which provide basic and premium services via satellite, cable and broadband directly to subscribers in Italy (in the case of SKY Italia) and Germany and Austria (in the case of Sky Deutschland). The DBS segment derives revenues principally from subscriber fees. The Company believes that the quality and variety of programming, audio and interactive programming including personal video recorders, quality of picture including high definition channels, access to service, customer service and price are the key elements for gaining and maintaining market share. The DBS segment’s competition includes companies that offer video, audio, interactive programming, telephony, data and other information and entertainment services, including broadcasters of free-to-air television channels, broadband Internet providers, digital terrestrial transmission (“DTT”) services, wireless companies and companies that are developing new media technologies.

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

Other Business Developments

In September 2013, the Company acquired the 22% interest it did not already own in Latin America Pay Television (“LAPTV”), an entity that distributes premium and basic television channels in Latin America, for approximately $75 million in cash. As a result of this transaction, the Company now owns 100% of LAPTV. The transaction is accounted for as an equity transaction in the unaudited consolidated financial statements.

In November 2013, the Company sold its remaining 12% interest in Phoenix Satellite Television Holdings Ltd. (“Phoenix”) for approximately $210 million. The Company expects to record a gain on the sale of this investment.

RESULTS OF OPERATIONS

Results of Operations—For the three months ended September 30, 2013 versus the three months ended September 30, 2012

The following table sets forth the Company’s operating results for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

	For the three months ended September 30,
	2013	2012	% Change
	(in millions, except %)
Revenues:
Affiliate Fees	$2,102	$1,748	20%
Subscription	1,305	780	67%
Advertising	1,665	1,583	5%
Content	1,912	1,776	8%
Other	77	116	(34)%

Total Revenues	7,061	6,003	18%
Operating expenses	(4,447)	(3,515)	27%
Selling, general and administrative	(1,018)	(920)	11%
Depreciation and amortization	(313)	(174)	80%
Impairment charges	—	(35)	**
Equity earnings of affiliates	92	129	(29)%
Interest expense, net	(272)	(261)	4%
Interest income	8	15	(47)%
Other, net	(35)	1,369	**

Income before income tax expense	1,076	2,611	(59)%
Income tax expense	(300)	(304)	(1)%

Income from continuing operations	776	2,307	(66)%
Income (loss) from discontinued operations, net of tax	487	(20)	**

Net income	1,263	2,287	(45)%
Less: Net income attributable to noncontrolling interests	(8)	(54)	(85)%

Net income attributable to Twenty-First Century Fox, Inc. stockholders	$1,255	$2,233	(44)%

**	not meaningful

Overview — The Company’s revenues increased 18% for the three months ended September 30, 2013 as compared to the corresponding period of fiscal 2013, primarily due to increases in subscription, affiliate and content revenues. The increase in subscription revenues was due to the effect of the consolidation of Sky Deutschland of approximately $480 million and higher subscription revenues at Sky Italia of approximately $40 million. The increase in affiliate revenues was attributable to higher average rates per subscriber across most cable channels, higher retransmission consent revenues, and the acquisition of Eredivisie Media & Marketing CV (“EMM”) and SportsTime Ohio and the consolidation of Fox Sports Asia (formerly ESPN Star Sports) (collectively the “Acquisitions”). The higher content revenues were due to increased digital distribution revenue as a result of additional content made available, higher revenues from delivery of new shows and increased syndication sales. The strengthening of the U.S. dollar against local currencies resulted in a revenue decrease of approximately $29 million for the three months ended September 30, 2013 as compared to the corresponding period of fiscal 2013.

Operating expenses increased 27% for the three months ended September 30, 2013 as compared to the corresponding period of fiscal 2013, primarily due to increased operating expenses at the DBS, Cable Network Programming and Filmed Entertainment segments of $427 million, $274 million and $268 million, respectively. The increase at the DBS segment was primarily the result of the consolidation of Sky Deutschland and the increase at the Cable Network Programming segment was primarily due to higher programming costs, the launch of new channels and the Acquisitions. The increase at the Filmed Entertainment segment was primarily due to higher theatrical marketing costs, production amortization and participation costs.

Selling, general and administrative expenses increased 11% for the three months ended September 30, 2013 as compared to the corresponding period of fiscal 2013, primarily due to increases at the Cable Network Programming and DBS segments of approximately $59 million and $39 million, respectively. The increase at the Cable Network Programming segment was primarily due to the Acquisitions. The increase at the DBS segment was primarily due to the consolidation of Sky Deutschland.

Depreciation and amortization increased 80% for the three months ended September 30, 2013 as compared to the corresponding period of fiscal 2013, primarily due to the amortization of acquired identifiable intangible assets resulting from the consolidation of Sky Deutschland.

Impairment charges — During the three months ended September 30, 2013, the Company recorded nil impairment charges.

During the three months ended September 30, 2012, the Company recorded a $35 million non-cash impairment charge related to its assets held for sale to reduce the carrying value of these assets to estimated fair value less cost to sell. This business was sold in fiscal 2013.

Equity earnings of affiliates — Equity earnings of affiliates decreased $37 million for the three months ended September 30, 2013 as compared to the corresponding period of fiscal 2013, primarily due to lower results at the DBS equity affiliates of $104 million, partially offset by gains at the other equity affiliates. The decrease in DBS equity affiliates’ results was driven by lower results and gains at British Sky Broadcasting Group plc (“BSkyB”). The Company’s participation in BSkyB’s share repurchase program resulted in lower gains which declined from a $75 million gain in the corresponding period of the prior year to $8 million in the current quarter. This decrease was partially offset by the absence of equity losses due to the consolidation of Sky Deutschland in January 2013 and contributions from the Yankees Entertainment and Sports Network (“YES Network”) which was acquired in December 2012.

	For the three months ended September 30,
	2013	2012	% Change
	(in millions, except %)
DBS equity affiliates	$90	$194	(54)%
Cable channel equity affiliates	5	(11)	**
Other equity affiliates	(3)	(54)	(94)%

Equity earnings of affiliates	$92	$129	(29)%

**	not meaningful

Interest expense, net — Interest expense, net increased $11 million for the three months ended September 30, 2013 as compared to the corresponding period of fiscal 2013, primarily due to the inclusion of the interest expense related to Sky Deutschland bank credit facility on Sky Deutschland’s consolidation.

Other, net —

	For the three months ended September 30,
	2013	2012
	(in millions)
Gain on sale of investment in NDS(a)	$—	$1,446
Loss on sale of Baltimore station(b)	—	(67)
Shareholder litigation settlement(c)	111	—
Restructuring(d)	(82)	(3)
Investment impairment losses(e)	(54)	—
Other	(10)	(7)

Other, net	$(35)	$1,369

(a)	See Note 7 — Investments to the accompanying unaudited consolidated financial statements.
(b)	See Note 3 — Acquisitions, Disposals and Other Transactions to the accompanying unaudited consolidated financial statements.
(c)	See Note 14 — Commitments and Contingencies to the accompanying unaudited consolidated financial statements.
(d)	The Company recorded $82 million of restructuring changes in the three months ended September 30, 2013 for contract termination costs primarily related to cost structure efficiency enhancement initiatives at the DBS segment.
(e)	The write-downs of investments were taken as a result of either the deteriorating financial position of the investee or due to a permanent impairment resulting from sustained losses and limited prospects for recovery.

Income tax expense — The effective income tax rates for the three months ended September 30, 2013 was 28%, which was lower than the statutory rate of 35%, primarily due to a 6% rate reduction from the Company’s foreign operations due to tax credits and deductions arising from a corporate restructuring.

The Company’s effective income tax rate for the three months ended September 30, 2012 was 12%, which was lower than the statutory rate of 35%, primarily due to an 8% rate reduction as a result of the sale of the remaining investment in NDS Group Limited (“NDS”) and a 7% rate reduction as a result of adjustments to valuation allowances primarily for the utilization of foreign tax credit carryforwards in connection with the NDS transaction, which, in accordance with ASC 740, reduced income tax expense due to the removal of a historical valuation allowance. Also contributing to the lower rate was a 3% rate reduction from the Company’s foreign operations due to tax credits and deductions arising from a corporate restructuring.

Income (loss) from discontinued operations, net of tax — For the three months ended September 30, 2013, the Company recorded income from discontinued operations of $487 million as compared to a loss of $20 million in the corresponding period of fiscal 2013. The change was primarily due to the recognition of a net tax refund from News Corp in accordance with the tax sharing and indemnification agreement.

Net income — Net income decreased for the three months ended September 30, 2013 as compared to the corresponding period of fiscal 2013, primarily due to the absence of the gain on sale of NDS in July 2012 partially offset by income from discontinued operations, as noted above. The Company’s share repurchase program resulted in a $0.01 increase to earnings per share.

Net income attributable to noncontrolling interests — Net income attributable to noncontrolling interests decreased for the three months ended September 30, 2013 as compared to the corresponding period of fiscal 2013, primarily due to the inclusion of the noncontrolling interests’ share of Sky Deutschland’s net losses on its consolidation.

Segment Analysis

Segment OIBDA is defined as revenues less operating expenses and selling, general and administrative expenses. Segment OIBDA does not include: depreciation and amortization, amortization of cable distribution investments, impairment charges, equity earnings of affiliates, interest expense, interest income, other, net, income tax expense and net income attributable to noncontrolling interests. Management believes that Segment OIBDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance and allocate resources within the Company’s businesses.

Management believes that information about Total Segment OIBDA assists all users of the Company’s consolidated financial statements by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from non-operational factors that affect net income, thus providing insight into both operations and the other factors that affect reported results. Total Segment OIBDA provides management, investors and equity analysts a measure to analyze the operating performance of the Company’s business and its enterprise value against historical data and competitors’ data, although historical results, including Segment OIBDA and Total Segment OIBDA, may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).

Total Segment OIBDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment charges, which are significant components in assessing the Company’s financial performance.

The following table reconciles Total Segment OIBDA to Income from continuing operations before income tax expense for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

	For the three months ended September 30,
	2013	2012	Change	% Change
	(in millions, except %)
Revenues	$7,061	$6,003	$1,058	18%
Operating expenses	(4,447)	(3,515)	(932)	27%
Selling, general and administrative expenses	(1,018)	(920)	(98)	11%
Amortization of cable distribution investments	22	21	1	5%

Total Segment OIBDA	1,618	1,589	29	2%
Depreciation and amortization	(313)	(174)	(139)	80%
Amortization of cable distribution investments	(22)	(21)	(1)	5%
Impairment charges	—	(35)	35	**
Equity earnings of affiliates	92	129	(37)	(29)%
Interest expense, net	(272)	(261)	(11)	4%
Interest income	8	15	(7)	(47)%
Other, net	(35)	1,369	(1,404)	**

Income from continuing operations before income tax expense	$1,076	$2,611	$(1,535)	(59)%

**	not meaningful

	For the three months ended September 30, 2013
	Revenues	Segment OIBDA
	(in millions)
Cable Network Programming	$2,810	$991
Television	1,048	231
Filmed Entertainment	2,120	328
Direct Broadcast Satellite Television	1,390	190
Other, Corporate and Eliminations	(307)	(122)

Total	$7,061	$1,618

	For the three months ended September 30, 2012
	Revenues	Segment OIBDA
	(in millions)
Cable Network Programming	$2,503	$1,015
Television	972	178
Filmed Entertainment	1,937	433
Direct Broadcast Satellite Television	828	95
Other, Corporate and Eliminations	(237)	(132)

Total	$6,003	$1,589

Cable Network Programming (40% and 42% of the Company’s consolidated revenues in the first three months of fiscal 2014 and 2013, respectively)

For the three months ended September 30, 2013, revenues at the Cable Network Programming segment increased $307 million, or 12%, as compared to the corresponding period of fiscal 2013, primarily due to higher net affiliate and advertising revenue of approximately $280 million and $75 million, respectively. Partially offsetting these increases was the absence of distributor credits recorded in fiscal 2013. The strengthening of the U.S dollar against the local currencies, primarily in Latin America and India, resulted in a revenue decrease of approximately $50 million for the three months ended September 30, 2013 as compared to the corresponding period of fiscal 2013.

Domestic net affiliate revenues increased 10% for the three months ended September 30, 2013, primarily due to higher average rates per subscribers across most channels, the launch of Fox Sports 1 and FXX and higher subscribers primarily due to the acquisition of SportsTime Ohio. For the three months ended September 30, 2013, domestic advertising revenues increased 6% primarily due to higher MLB advertising sales at the RSNs and higher pricing and ratings at FX and the National Geographic Channels.

For the three months ended September 30, 2013, international net affiliate revenues increased 40% and international advertising revenues increased 21% as compared to the corresponding period of fiscal 2013. The consolidation of Fox Sports Asia and the acquisition of EMM contributed approximately 55% of the affiliate growth and approximately 30% of the advertising growth. The balance of the growth was primarily attributable to the local currency growth at the non-sports channels at FIC and STAR partially offset by an adverse impact from the strengthened U.S. dollar.

For the three months ended September 30, 2013, Segment OIBDA at the Cable Network Programming segment decreased $24 million, or 2%, as compared to the corresponding period of fiscal 2013, primarily due to expense increases of approximately $330 million partially offset by the revenue increases noted above. Almost two-thirds of the expense increase was due to the Acquisitions and new channel launches. The remaining expense increases were due to higher programming and marketing costs as a result of new shows launched on FX and higher MLB rights and production costs.

Television (15% and 16% of the Company’s consolidated revenues in the first three months of fiscal 2014 and 2013, respectively)

For the three months ended September 30, 2013, revenues at the Television segment increased $76 million, or 8%, as compared to the corresponding period of fiscal 2013, primarily due to higher affiliate fee revenues resulting from higher retransmission consent revenues which doubled compared to the corresponding period of fiscal 2013. Advertising revenues were consistent with those from the prior year quarter as the impact from higher rates and increased sports ratings, driven by strong NFL viewership, were offset by the impact from lower primetime ratings led by declines at X-Factor, and lower political advertising.

For the three months ended September 30, 2013, Segment OIBDA at the Television segment increased $53 million, or 30%, as compared to the corresponding period of fiscal 2013, primarily due to the revenue increase noted above, partially offset by an increase of approximately $23 million in expenses. Selling, general and administrative expenses increased approximately $18 million primarily due to higher personnel costs as a result of the purchase of two television stations in the prior year and higher legal expenses for cases relating to the protection of the Company’s intellectual property rights. Operating expenses increased by approximately $5 million primarily related to marketing costs to support the launch of new television series such as Sleepy Hollow partially offset by a decrease in programming costs.

Filmed Entertainment (30% and 32% of the Company’s consolidated revenues in the first three months of fiscal 2014 and 2013, respectively)

For the three months ended September 30, 2013, revenues at the Filmed Entertainment segment increased $183 million, or 9%, as compared to the corresponding period of fiscal 2013, with increases of approximately $150 million due to higher sales of television content. Contributing to this increase was higher syndication sales primarily due to Modern Family, higher digital distribution revenue as a result of additional content being made available primarily due to the release of New Girl and higher revenues from delivery of new shows and distribution revenues primarily due to The Bridge. The three months ended September 30, 2013 included the worldwide theatrical success of The Wolverine, The Heat, Percy Jackson: Sea of Monsters, and Turbo compared to the corresponding period of fiscal 2013 which included the worldwide theatrical release of Ice Age: Continental Drift.

For the three months ended September 30, 2013, Segment OIBDA at the Filmed Entertainment segment decreased $105 million, or 24%, as compared to the corresponding period of fiscal 2013, primarily due to the absence of Ice Age: Continental Drift, with no comparable movie in fiscal 2014, as well as higher operating expenses partially offset by the revenue increase noted above. Operating expenses increased by approximately $270 million primarily due to higher production amortization and participation costs and higher theatrical marketing costs associated with the theatrical releases noted above. Selling, general and administrative expenses increased by approximately $20 million primarily due to higher personnel costs due to the expansion of domestic television production.

Direct Broadcast Satellite Television (20% and 14% of the Company’s consolidated revenues in the first three months of fiscal 2014 and 2013, respectively)

For the three months ended September 30, 2013, revenues at the Direct Broadcast Satellite Television segment increased $562 million, or 68%, as compared to the corresponding period of fiscal 2013, due to the inclusion of $520 million in revenues resulting from the consolidation of Sky Deutschland and revenue increases at SKY Italia. The increases at SKY Italia were primarily due to the weakening of the U.S. dollar against the Euro, which resulted in a revenue increase of approximately $50 million as compared to the corresponding period of 2013.

SKY Italia maintained its subscriber base during the three months ended September 30, 2013 with a total subscriber base of 4.8 million. The total churn for the three months ended September 30, 2013 was approximately 124,000 subscribers on an average subscriber base of 4.8 million, as compared to churn of approximately 169,000 subscribers on an average subscriber base of 4.9 million in the corresponding period of fiscal 2013. Sky Deutschland had a net increase of approximately 76,000 subscribers during the three months ended September 30, 2013 increasing the total direct subscriber base to 3.5 million. The total churn for the three months ended September 30, 2013 was approximately 109,000 subscribers on an average subscriber base of 3.5 million, as compared to churn of approximately 108,000 subscribers on an average subscriber base of 3.2 million in the corresponding period of fiscal 2013. Subscriber churn for the period represents the number of subscribers whose service was disconnected during the period.

SKY Italia’s average revenue per subscriber (“ARPU”) of approximately €42 in the three months ended September 30, 2013 increased from approximately €41 reported in the corresponding period of fiscal 2013, primarily due to a price increase. Sky Deutschland’s ARPU of approximately €34 in the three months ended September 30, 2013 increased from approximately €32 in the corresponding period of fiscal 2013, primarily due to higher revenues from residential options such as high definition and personal video recorders. ARPU is calculated by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue, if any, for the period. Average subscribers are calculated for the respective periods by adding the beginning and ending subscribers for the period and dividing by two.

SKY Italia’s subscriber acquisition costs per subscriber (“SAC”) of approximately €430 in the three months ended September 30, 2013 increased from the corresponding period of fiscal 2013, primarily due to higher marketing costs. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross subscribers added during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly to subscribers and the costs related to installation and acquisition advertising net of any upfront activation fee. SAC excludes the value of equipment capitalized under equipment lease programs, as well as payments and the value of returned equipment related to disconnected lease program subscribers.

For the three months ended September 30, 2013, Segment OIBDA at the Direct Broadcast Satellite Television segment increased $95 million, or 100%, as compared to the corresponding period of fiscal 2013 primarily due to an increase of approximately $39 million from the inclusion of Sky Deutschland and an increase of $57 million primarily due to lower sports programming costs at SKY Italia. Programming costs at Sky Italia were lower during the three months ended September 30, 2013 as compared to the corresponding period of fiscal 2013 due to the absence of costs related to the London Olympics in fiscal 2013 partially offset by increased costs for soccer and Formula One rights for the three months ended September 30, 2013. During the three months ended September 30, 2013, the weakening of the U.S. dollar against the Euro resulted in a Segment OIBDA increase of approximately $9 million as compared to fiscal 2013.

Other, Corporate and Eliminations ((4)% of the Company’s consolidated revenues in the first three months of fiscal 2014 and 2013)

For the three months ended September 30, 2013, revenues at the Other, Corporate and Eliminations segment decreased approximately $70 million, or 30%, as compared to the corresponding period of fiscal 2013, primarily due to the exclusion of revenues from the Company’s digital media business due to its disposition in the third quarter of fiscal 2013.

For the three months ended September 30, 2013, Segment OIBDA results at the Other, Corporate and Eliminations segment improved $10 million, or 8%, as compared to the corresponding period of fiscal 2013 primarily due to lower compensation expenses.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has a five-year unused $2 billion revolving credit facility, which expires in May 2017, and has access to various film co-production alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of September 30, 2013, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television products.

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

The Company entered into a separation and distribution agreement with News Corp (“Separation and Distribution Agreement”) pursuant to which the Company agreed to provide a cash contribution to News Corp, immediately prior to the Separation, so that as of the Separation News Corp would have approximately $2.6 billion of cash on hand. Accordingly, immediately prior the Separation, the Company distributed approximately $2.4 billion to News Corp, which was comprised of $1.6 billion in cash funding and approximately $800 million that was held by News Corp’s subsidiaries immediately prior to the Separation. The Company made a final cash distribution of approximately $217 million in September 2013, pursuant to the Separation and Distribution Agreement.

In addition to the acquisitions, sales and possible acquisitions disclosed elsewhere, the Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

Sources and Uses of Cash

Net cash provided by operating activities for the three months ended September 30, 2013 and 2012 was as follows (in millions):

For the three months ended September 30,	2013	2012
Net cash provided by operating activities	$345	$803

The decrease in net cash provided by operating activities during the three months ended September 30, 2013 as compared to the corresponding period of fiscal 2013 primarily reflects higher income taxes paid, higher production spending and participation payments at the Film Entertainment segment and international sports rights acquired.

Net cash (used in) provided by investing activities for the three months ended September 30, 2013 and 2012 was as follows (in millions):

For the three months ended September 30,	2013	2012
Net cash (used in) provided by investing activities	$(326)	$1,753

The change in net cash used in investing activities during the three months ended September 30, 2013 as compared to the corresponding period of fiscal 2013 was primarily due to the absence of cash proceeds from the sale of NDS in July 2012 of approximately $1.9 billion.

Net cash (used in) provided by financing activities for the three months ended September 30, 2013 and 2012 was as follows (in millions):

For the three months ended September 30,	2013	2012
Net cash (used in) provided by financing activities	$(3)	$189

The change in net cash used in financing activities during the three months ended September 30, 2013 as compared to the corresponding period of fiscal 2013 was primarily due to the Company’s acquisition of the remaining interest in LAPTV for approximately $75 million and an increase in cash used for share repurchases of approximately $35 million. Also contributing to this use of cash was lower cash receipts on share issuances of approximately $45 million. The lower share issuance was due to the expiration of the Company’s stock option program.

In August 2013, the Board authorized the repurchase of $4 billion of Class A Common Stock, excluding commissions, which replaced the remaining authorized amount under the stock repurchase program. The Company intends to complete this stock repurchase program by August 2014.

Debt Instruments

The following table summarizes borrowings and repayment of borrowings for the three months ended September 30, 2013 and 2012.

	For the three months ended September 30,
	2013	2012
	(in millions)
Borrowings:(a)
Notes due September 2022	—	987
Notes due September 2023 and due September 2043	987	—

Total borrowings	$987	$987

(a)	See Note 10—Borrowings to the accompanying unaudited consolidated financial statements for further discussion.

Ratings of the public debt

The table below summarizes the Company’s credit ratings as of September 30, 2013.

Rating Agency	Senior Debt	Outlook
Moody’s	Baa1	Stable
S&P	BBB+	Stable

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

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. Except for the issuance of 4.00% and 5.40% Senior Notes due 2023 and 2043, respectively (See Note 10 – Borrowings in the accompanying unaudited consolidated financial statements), the Company’s commitments as of September 30, 2013 have not changed significantly from disclosures included in the 2013 Form 10-K.

Guarantees

The Company’s guarantees as of September 30, 2013 have not changed significantly from disclosures included in the 2013 Form 10-K.

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

In connection with the Separation, the Company and News Corp agreed in the Separation and Distribution Agreement that the Company will indemnify News Corp, on an after-tax basis, for payments made after the Separation arising out of civil claims and investigations relating to the U.K. Newspaper Matters, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp (the “Indemnity”). If additional information becomes available and as payments are made, the Company will update the liability provision for the Indemnity. Any changes to the liability provision for the Indemnity in the future will impact the results of operations for that period.

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

Recent Accounting Pronouncements

See Note 1 — Basis of Presentation to the accompanying unaudited consolidated financial statements for discussion of recent accounting pronouncements.

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

Foreign Currency Exchange Rates

The Company conducts operations in two principal currencies: the U.S. dollar and the Euro. These currencies operate as the functional currency for the Company’s U.S., and European operations, respectively. Cash is managed centrally within each of the two regions with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, draw downs in the appropriate local currency are available from intercompany borrowings. Since earnings of the Company’s European operations are expected to be reinvested in those businesses indefinitely, the Company does not hedge its investment in the net assets of those foreign operations.

At September 30, 2013 and June 30, 2013, the Company’s outstanding financial instruments with foreign currency exchange rate risk consisted of foreign currency forward contracts with fair values of approximately $(10) million and $3 million, respectively, and foreign denominated debt with fair values of $(142) million and $(137) million, respectively. In addition, there are certain interest rate swap contracts that were entered into during July 2013 that have immaterial fair values as of September 30, 2013. The aggregate fair value of the foreign denominated debt, interest rate swaps and foreign currency forward contracts with foreign exchange rate risk at September 30, 2013 and June 30, 2013 was $(153) million and $(134) million, respectively. The aggregate notional amount of the foreign denominated debt, interest rate swaps and foreign currency forward contracts with foreign currency exchange rate risk at September 30, 2013 and June 30, 2013 was $1,212 million and $842 million, respectively. The increase in notional amounts is primarily due to (i) the new interest rate swap contracts and (ii) the net impact of entering into new and settling expiring foreign currency forward contracts. The potential change in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates at September 30, 2013 and June 30, 2013 would be approximately $51 million and $79 million, respectively.

Interest Rates

The Company’s current financing arrangements and facilities include approximately $17,473 million of outstanding fixed-rate debt, which includes approximately $300 million of Sky Deutschland’s outstanding five-year bank credit facility which carries variable rate debt and the Credit Agreement, which also carries variable rate interest. As noted above, the Company also entered into interest rate swap contracts during July 2013. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. As of September 30, 2013, substantially all of the Company’s financial instruments with exposure to interest rate risk were denominated in U.S. dollars and had an aggregate fair value of approximately $19,665 million. The potential change in fair market value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $910 million at September 30, 2013.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity method affiliates and had an aggregate fair value of approximately $9,085 million as of September 30, 2013. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of approximately $8,177 million. Such a hypothetical decrease would result in a before tax decrease in comprehensive income of approximately $25 million, as any changes in fair value of the Company’s equity method affiliates are not recognized unless deemed other-than-temporary.

Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk at September 30, 2013 or June 30, 2013 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At September 30, 2013, the Company did not anticipate nonperformance by any of the counterparties.

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Shareholder Litigation

The following discussion is limited to certain recent developments concerning the Company’s legal proceedings and should be read in conjunction with the disclosure set forth in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Delaware

Reference is made to the Amalgamated Bank Litigation, the New Orleans Employees’ Retirement Litigation, the Mass. Laborers Litigation and the Cohen Litigation which were purported stockholder derivative actions consolidated in the Delaware Court of Chancery (the “Consolidated Action”) and previously described by the Company in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. The plaintiffs’ Third Amended Complaint in the Consolidated Action alleged claims against director defendants for breach of fiduciary duty arising from the Company’s purchase of Shine and from their purported failure to investigate alleged acts of voicemail interception at The News of the World (the “NoW Matter”) and allegedly permitting the Company to engage in a cover up related to the NoW Matter. The Third Amended Complaint sought a declaration that the defendants violated their fiduciary duties, damages, pre- and post-judgment interest, fees and costs.

On June 26, 2013, the Court approved the settlement in principle that the parties reached on April 17, 2013, and entered a final judgment dismissing the Consolidated Action. Pursuant to the terms of that settlement, the parties agreed that the director defendants in the Consolidated Action would cause to be paid on their behalf the amount of $139 million to the Company, minus $28 million in attorneys’ fees and expenses awarded by the Court to the plaintiffs’ counsel. Such amount was paid from an escrow account created for the benefit of the director defendants pursuant to an agreement reached between the defendants and their directors’ and officers’ liability insurers for the payment of insurance proceeds, subject to a claims release. In addition to the payment to the Company, the settlement contemplates that the Company will build on corporate governance and compliance enhancements which the Company has implemented in the past year. These shall remain in effect at least through December 31, 2016, and will be applicable to both the Company and News Corp.

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

Southern District of New York

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

Reference is made to the Shields Litigation, the Iron Workers Litigation and the Stricklin Litigation which were purported stockholders derivative actions filed in the United States District Court for the Southern District of New York and previously described by the Company in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. The plaintiffs alleged violations of Section 14(a) of the Securities Exchange Act, breach of fiduciary duty, waste of corporate assets, gross mismanagement and unjust enrichment in connection with, among other things, the NoW Matter. The plaintiffs sought various forms of relief including, among other things, an order requiring the Company to take certain specified corporate governance actions, compensatory damages, injunctive relief, fees and costs.

On July 16, 2013, after the dismissal of the Consolidated Action by the Delaware Court of Chancery as discussed above, the court entered uncontested Orders of Dismissal in the Shields Litigation, the Stricklin Litigation and the Iron Workers Litigation, dismissing each of the lawsuits. As described above, the settlement of the Consolidated Action became effective on August 16, 2013, because as of that date, the dismissal of the Consolidated Action as well as the dismissals of each of the Shields Litigation, the Iron Workers Litigation and the Stricklin Litigation were no longer subject to appeal.

On June 7, 2013, Iron Workers brought a second derivative action captioned Iron Workers Mid-South Pension Fund v. Murdoch, et al. (“Second Iron Workers Litigation”), in the United States District Court for the Southern District of New York, which related to the same subject matter as the Consolidated Action and the Shields Litigation, the Stricklin Litigation and the Iron Workers Litigation. The plaintiff brought state law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with alleged anti-competitive practices at Company subsidiaries. The action named as defendants current and former directors of the Company. The plaintiff sought various forms of relief including compensatory damages, an order requiring the Company to take certain specified corporate governance actions, injunctive relief, restitution, fees and costs. On June 18, 2013, the plaintiff moved for the dismissal of the Second Iron Workers Litigation, and the court granted the Order of Dismissal on July 24, 2013, dismissing the Second Iron Workers Litigation.

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

The Company Could Suffer Losses Due to Asset Impairment Charges for Goodwill, Intangible Assets and Programming.

In accordance with applicable generally accepted accounting principles, the Company performs an annual impairment assessment of its recorded goodwill and indefinite-lived intangible assets, including FCC licenses, during the fourth quarter of each fiscal year. The Company also continually evaluates whether current factors or indicators, such as the prevailing conditions in the capital markets, require the performance of an interim impairment assessment of those assets, as well as other investments and other long-lived assets. Any significant shortfall, now or in the future, in advertising revenue and/or the expected popularity of the programming for which the Company has acquired rights could lead to a downward revision in the fair value of certain reporting units. A downward revision in the fair value of a reporting unit, indefinite-lived intangible assets, investments or long-lived assets could result in an impairment and a non-cash charge would be required. Any such charge could be material to the Company’s reported net earnings.

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

U.S. Citizenship Requirements May Limit Common Stock Ownership and Voting Rights.

The Company owns broadcast station licensees in connection with its ownership and operation of U.S. television stations. Under U.S. law, no broadcast station licensee may be owned by a corporation if more than 25% of its stock is owned or voted by non-U.S. persons, their representatives, or by any other corporation organized under the laws of a foreign country. The Company’s Restated Certificate of Incorporation authorizes the Board of Directors to prevent, cure or mitigate the effect of stock ownership above the applicable foreign ownership threshold by taking any action including: refusing to permit any transfer of common stock to or ownership of common stock by a non-U.S. stockholder; voiding a transfer of common stock to a non-U.S. stockholder; suspending rights of stock ownership if held by a non-U.S. stockholder; or redeeming common stock held by a non-U.S. stockholder. In order to maintain compliance with U.S. law, as of October 2013, the suspension of voting rights of the Class B Common Stock held by non-U.S. stockholders was 35%. This suspension will remain in place for as long as the Company deems it necessary to maintain compliance with applicable U.S. law, and may be adjusted by the Audit Committee as it deems appropriate. The Company is not able to predict whether it will need to adjust the suspension or whether additional action pursuant to its Restated Certificate of Incorporation may be necessary. The FCC could review the Company’s compliance with applicable U.S. law in connection with its consideration of the Company’s renewal applications for licenses to operate the broadcast stations the Company owns.

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

The Board has authorized a stock repurchase program, under which the Company is currently authorized to acquire Class A Common Stock. In August 2013, the Board authorized the repurchase of $4 billion of Class A Common Stock, excluding commissions, which replaced the remaining authorized amount under the stock repurchase program. The Company intends to complete this stock repurchase program by August 2014.

The remaining authorized amount under the Company’s stock repurchase program as of September 30, 2013, excluding commissions, was approximately $3.4 billion.

The program may be modified, extended, suspended or discontinued at any time.

Below is a summary of the Company’s purchases of its Class A Common Stock during the three months ended September 30, 2013:

	Total Number of Shares Purchased	Average Price per Share	Total Cost of Purchase
			(in millions)
July	7,635,377	$30.25	$231
August	10,913,009	31.61	345
September	10,430,141	32.31	337

Total	28,978,527		$913

The Company did not purchase any of its Class B Common Stock during the three months ended September 30, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits.

3.1	Restated Certificate of Incorporation of Twenty-First Century Fox, Inc. (Incorporated by reference to Exhibit 3.1 to the Annual Report of Twenty-First Century Fox, Inc. on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 19, 2013).

3.2	Amended and Restated By-Laws of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 7, 2013).

4.1	Registration Rights Agreement, dated as of September 30, 2013, by and among News America Incorporated, Twenty-First Century Fox, Inc. and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. LLC.*

4.2	Form of Notes representing $300,000,000 principal amount of 4.00% Senior Notes due 2023, dated September 30, 2013.*

4.3	Form of Notes representing $700,000,000 principal amount of 5.40% Senior Notes due 2043, dated September 30, 2013.*

10.1	Letter Agreement, dated as of July 1, 2013, between News America Incorporated and David F. DeVoe.*

10.2	Employment Agreement, dated as of July 1, 2013, between News America Incorporated and John P. Nallen.*

10.3	Form of Summary of Performance Stock Unit Terms and Conditions for Stock-Settled Performance Stock Units.*

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012; (ii) Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2013 and 2012; (iii) Consolidated Balance Sheets at September 30, 2013 (unaudited) and June 30, 2013 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 2013 and 2012; and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWENTY-FIRST CENTURY FOX, INC. (Registrant)

By:	/s/ John Nallen
John Nallen
Senior Executive Vice President and
Chief Financial Officer

Date: November 6, 2013