Form 10-Q
period 2013-12-31
TWENTY-FIRST CENTURY FOX, INC.
filed 2014-02-07
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2013

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

TWENTY-FIRST CENTURY FOX, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

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

As of January 31, 2014, 1,458,236,173 shares of Class A Common Stock, par value $0.01 per share, and 798,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

TWENTY-FIRST CENTURY FOX, INC.

FORM 10-Q

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended December 31,		For the six months ended December 31,
	2013	2012	2013	2012
Revenues	$8,163	$7,107	$15,224	$13,110
Operating expenses	(5,551)	(4,518)	(9,998)	(8,033)
Selling, general and administrative	(1,086)	(998)	(2,104)	(1,918)
Depreciation and amortization	(260)	(181)	(573)	(355)
Impairment charges	-	-	-	(35)
Equity earnings of affiliates	168	171	260	300
Interest expense, net	(274)	(264)	(546)	(525)
Interest income	7	16	15	31
Other, net	191	194	156	1,563
Income from continuing operations before income tax expense	1,358	1,527	2,434	4,138
Income tax expense	(360)	(405)	(660)	(709)
Income from continuing operations	998	1,122	1,774	3,429
Income from discontinued operations, net of tax	225	1,324	712	1,304
Net income	1,223	2,446	2,486	4,733
Less: Net income attributable to noncontrolling interests	(16)	(65)	(24)	(119)
Net income attributable to Twenty-First Century Fox, Inc. stockholders	$1,207	$2,381	$2,462	$4,614

Earnings Per Share Data

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders	$982	$1,057	$1,750	$3,310

Weighted average shares:
Basic	2,279	2,341	2,293	2,353
Diluted	2,283	2,346	2,296	2,358
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share:
Basic	$0.43	$0.45	$0.76	$1.41
Diluted	$0.43	$0.45	$0.76	$1.40
Net income attributable to Twenty-First Century Fox, Inc. stockholders per share:
Basic	$0.53	$1.02	$1.07	$1.96
Diluted	$0.53	$1.01	$1.07	$1.96

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the three months ended December 31,		For the six months ended December 31,
	2013	2012	2013	2012
Net income	$1,223	$2,446	$2,486	$4,733
Other comprehensive income, net of tax:
Foreign currency translation adjustments	177	2	567	281
Unrealized holding (losses) gains on securities	(127)	3	(139)	2
Benefit plan adjustments	7	14	13	28
Other comprehensive income, net of tax	57	19	441	311
Comprehensive income	1,280	2,465	2,927	5,044
Less: Net income attributable to noncontrolling interests(a)	(16)	(65)	(24)	(119)
Less: Other comprehensive income attributable to noncontrolling interests	(37)	(1)	(130)	(2)
Comprehensive income attributable to Twenty-First Century Fox, Inc. stockholders	$1,227	$2,399	$2,773	$4,923

(a)

Net income attributable to noncontrolling interests includes $25 million and $26 million for the three months ended December 31, 2013 and 2012, respectively, and $48 million for the six months ended December 31, 2013 and 2012 relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of December 31, 2013	As of June 30, 2013
	(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents	$6,345	$6,659
Receivables, net	6,424	5,459
Inventories, net	3,316	2,784
Other	636	665
Total current assets	16,721	15,567
Non-current assets:
Receivables	418	437
Investments	3,590	3,704
Inventories, net	5,964	5,371
Property, plant and equipment, net	2,866	2,829
Intangible assets, net	6,566	5,064
Goodwill	16,554	17,255
Other non-current assets	607	717
Total assets	$53,286	$50,944
Liabilities and Equity:
Current liabilities:
Borrowings	$884	$137
Accounts payable, accrued expenses and other current liabilities	4,454	4,434
Participations, residuals and royalties payable	1,792	1,663
Program rights payable	1,622	1,524
Deferred revenue	732	677
Total current liabilities	9,484	8,435
Non-current liabilities:
Borrowings	16,588	16,321
Other liabilities	3,288	3,264
Deferred income taxes	2,605	2,280
Redeemable noncontrolling interests	521	519
Commitments and contingencies
Equity:
Class A common stock(a)	15	15
Class B common stock(b)	8	8
Additional paid-in capital	15,386	15,840
Retained earnings and accumulated other comprehensive income	2,240	1,135
Total Twenty-First Century Fox, Inc. stockholders' equity	17,649	16,998
Noncontrolling interests	3,151	3,127
Total equity	20,800	20,125
Total liabilities and equity	$53,286	$50,944

(a)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,469,571,330 shares and 1,517,670,765 shares issued and outstanding, net of 123,687,371 treasury shares at par, at December 31, 2013 and June 30, 2013, respectively.

(b)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 356,993,807 treasury shares at par, at December 31, 2013 and June 30, 2013.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the six months ended December 31,
	2013	2012
Operating activities:
Net income	$2,486	$4,733
Less: Income from discontinued operations, net of tax	712	1,304
Income from continuing operations	1,774	3,429
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	573	355
Amortization of cable distribution investments	40	44
Equity earnings of affiliates	(260)	(300)
Cash distributions received from affiliates	221	188
Impairment charges	-	35
Other, net	(156)	(1,563)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(819)	(798)
Inventories, net	(1,074)	(931)
Accounts payable and other liabilities	249	533
Net cash provided by operating activities from continuing operations	548	992
Investing activities:
Property, plant and equipment	(329)	(229)
Acquisitions, net of cash acquired	(12)	(676)
Investments in equity affiliates	(101)	(608)
Other investments	(26)	(46)
Proceeds from dispositions	223	1,833
Net cash (used in) provided by investing activities from continuing operations	(245)	274
Financing activities:
Borrowings	987	987
Issuance of shares	66	139
Repurchase of shares	(1,735)	(1,434)
Dividends paid	(397)	(286)
Purchase of subsidiary shares from noncontrolling interests	(75)	-
Sale of subsidiary shares to noncontrolling interests	-	8
Distribution to News Corporation	(10)	-
Net cash used in financing activities from continuing operations	(1,164)	(586)
Net increase (decrease) in cash and cash equivalents from discontinued operations	495	(2,545)
Net decrease in cash and cash equivalents	(366)	(1,865)
Cash and cash equivalents, beginning of year	6,659	9,626
Exchange movement on opening cash balance	52	45
Cash and cash equivalents, end of period	$6,345	$7,806

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

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, it requires the Company to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, the Company is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 became effective for the Company for interim reporting periods beginning July 1, 2013. The adoption of ASU 2013-02 resulted in the disclosure of additional information within the notes to the consolidated financial statements. (See Note 12 – Stockholders’ Equity)

TWENTY-FIRST CENTURY FOX, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Issued

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

The Company owns an approximate 33% interest in Hulu LLC (“Hulu”). In October 2012, Hulu redeemed Providence Equity Partners’ equity interest for $200 million. In connection with the transaction, Hulu incurred a charge primarily related to employee equity-based compensation. Accordingly, the Company recorded approximately $60 million to reflect its share of the charge in the second quarter of fiscal 2013. The Company has guaranteed $115 million of Hulu’s $338 million five-year term loan which was used by Hulu, in part, to finance the transaction. The fair value of this guarantee was calculated using Level 3 inputs and was included in the consolidated balance sheets in Other liabilities. In July 2013, the Company invested an additional $125 million in Hulu and has committed to invest an additional $125 million in Hulu to maintain its ownership percentage of approximately 33%.

Hulu is considered a VIE. However, the Company is not the primary beneficiary. The Company’s risk of loss related to this investment is $115 million, the portion of Hulu’s debt that it guarantees. The Company will continue to account for its interest in Hulu as an equity method investment.

NOTE 3. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

During the six months ended December 31, 2013 and fiscal year ended June 30, 2013, the Company completed a number of acquisitions as more fully described below. All of the Company’s acquisitions were accounted for under Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”), which requires, among other things, that an acquirer (i) remeasure any previously held equity interest in an acquiree at its acquisition date fair value and recognize any resulting gains or losses in earnings and (ii) record any non-controlling interests in an acquiree at their acquisition date fair values. Accordingly, several of the transactions described below resulted in the recognition of remeasurement gains since the Company acquired control of an acquiree in stages. Further, other transactions described below involved the Company acquiring control with an ownership stake of less than 100%. In those instances, the allocation of the excess purchase price reflects 100% of the fair value of the acquiree with the non-controlling interests recorded at fair value.

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

TWENTY-FIRST CENTURY FOX, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2014

Acquisitions

Plazamedia

In December 2013, Sky Deutschland AG (“Sky Deutschland”), a majority-owned consolidated subsidiary of the Company, agreed to acquire from Constantin Medien AG, a 100% interest in the production company PLAZAMEDIA TV and Film Produktion GmbH (“Plazamedia”) as well as a 25.1% equity stake in Sport1 GmbH and Constantin Sport Marketing GmbH for €57.5 million (approximately $80 million), net of cash acquired. Plazamedia is an established full-service provider for television and new media as well as one of the leading producers of sports television in the German-speaking markets. The transaction, which is expected to close before June 30, 2014, is subject to certain conditions including regulatory approvals.

Latin America Pay Television

In September 2013, the Company acquired the 22% interest it did not already own in Latin America Pay Television (“LAPTV”), an entity that distributes premium and basic television channels in Latin America, for approximately $75 million in cash. As a result of this transaction, the Company now owns 100% of LAPTV. The transaction is accounted for as the purchase of subsidiary shares from noncontrolling interests.

Fiscal 2013

Acquisitions

Eredivisie Media & Marketing

In November 2012, the Company acquired a controlling 51% ownership stake in Eredivisie Media & Marketing CV (“EMM”) for approximately $350 million, of which $325 million was cash and $25 million was contingent consideration. EMM is a media company that holds the collective media and sponsorship rights of the Dutch Premier League. The remaining 49% of EMM, which is owned by the Dutch Premier League and the global TV production company Endemol, has been recorded at its acquisition date fair value. The excess purchase price, based on a valuation of 100% of EMM, of approximately $670 million has been allocated as follows: $325 million to amortizable intangible assets, primarily customer relationships, with useful lives ranging from 6 to 20 years, and approximately $345 million representing the goodwill on the transaction. The goodwill reflects the synergies and increased market penetration expected from combining the operations of EMM and the Company.

Fox Sports Asia (formerly ESPN Star Sports)

In November 2012, the Company acquired the remaining 50% interest in ESPN Star Sports, now operating as Fox Sports Asia, that it did not already own for approximately $220 million, net of cash acquired. Fox Sports Asia is a leading sports broadcaster in Asia and the Company now, through its wholly owned subsidiaries, owns 100% of Fox Sports Asia. The carrying amount of the Company’s previously held equity interest in Fox Sports Asia was revalued to fair value as of the acquisition date, resulting in a non-taxable gain of $174 million which was included in Other, net in the unaudited consolidated statements of operations for the three and six months ended December 31, 2012. The aggregate excess purchase price of $1,030 million, including the revalued previously held investment of $280 million and contract-related liabilities of approximately $450 million, has been allocated as follows: $190 million to amortizable intangible assets, primarily Multiple-System Operator (“MSO”) agreements, with useful lives ranging from 8 to 15 years, and approximately $840 million representing the goodwill on the transaction.  The goodwill reflects the synergies and increased market penetration expected from combining the operations of Fox Sports Asia and the Company.

SportsTime Ohio

In December 2012, the Company acquired SportsTime Ohio, a Regional Sports Network (“RSN”) serving the Cleveland, Ohio market, for an estimated total purchase price, including post-closing costs, of approximately $285 million, of which $135 million was in cash. The balance of the purchase price represents the fair value of deferred payments and payments that are contingent upon achievement of certain performance objectives. The excess purchase price of approximately $275 million has been allocated as follows: $135 million to amortizable intangible assets, primarily MSO agreements, with useful lives ranging from 8 to 20 years, and approximately $140 million representing the goodwill on the transaction. The goodwill reflects the synergies and increased market penetration expected from combining the operations of the RSN and the Company.

Sky Deutschland

During the third quarter of fiscal 2013, the Company acquired, through a combination of a private placement and a rights offering, approximately 92 million additional shares of Sky Deutschland increasing the Company’s ownership interest to 55%. The remaining 45% of Sky Deutschland not owned by the Company has been recorded at fair value of approximately $2.4 billion, based on the

TWENTY-FIRST CENTURY FOX, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

closing price of its shares on the Frankfurt Stock Exchange on the date control was acquired (a Level 1 measurement as defined in Note 8 – Fair Value). The aggregate cost of shares acquired by the Company was approximately €410 million (approximately $550 million). The carrying amount of the Company’s previously held equity interest in Sky Deutschland was revalued to fair value as of the acquisition date, resulting in a gain of approximately $2.1 billion which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2013. The aggregate excess purchase price has been preliminarily allocated as follows: approximately $1.7 billion to intangible assets, consisting of subscriber relationships, with a useful life of 11 years, and the indefinite-lived Sky trade name, approximately $4.4 billion representing the goodwill on the transaction and the related deferred tax liabilities. As of result of these transactions, the Company has the power to control Sky Deutschland and the results of Sky Deutschland were included in the Company’s consolidated results of operations beginning in January 2013. Prior to the acquisition of the additional 5% ownership interest, the Company accounted for its investment in Sky Deutschland under the equity method of accounting and the Company’s investment consisted of common stock, convertible bonds and loans.

The Company has guaranteed Sky Deutschland’s €300 million (approximately $410 million) five-year bank credit facility, of which approximately €225 million (approximately $310 million) has been utilized and is included in borrowings. In connection with the consolidation of Sky Deutschland, the Company assumed $480 million in bank debt, which Sky Deutschland repaid in full during the third quarter of fiscal 2013. Additionally, the Company is the guarantor to the German Football League for Sky Deutschland’s Bundesliga broadcasting license for the 2013-2014 to 2016-2017 seasons in an amount up to 50% of the license fee per season and the Company has also agreed to extend the maturity of existing shareholder loans that were issued before it became a consolidated subsidiary.

In January 2011, the Company purchased a convertible bond from Sky Deutschland for approximately $225 million. The Company currently has the right to convert the bonds into 53.9 million underlying Sky Deutschland shares, subject to certain black-out periods. If not converted, the Company will have the option to redeem the bonds for cash upon their maturity in January 2015. The convertible bonds were separated into their host and derivative financial instrument components. Prior to Sky Deutschland becoming a consolidated subsidiary, both the host and derivative financial instrument components were recorded at their estimated fair value in Investments in the consolidated balance sheets. The change in estimated fair value of the derivative instrument resulted in a gain of approximately $51 million and $58 million which was recorded in Other, net in the Company’s unaudited consolidated statements of operations for the three and six months ended December 31, 2012, respectively. Subsequent to becoming a consolidated subsidiary, the convertible loan was effectively settled as a pre-existing relationship under the provisions of ASC 805-10-25-21 with the carrying amount of the asset for the derivative component written off as a settlement loss which was included in Other, net in the audited consolidated statements of operations for the fiscal year ended June 30, 2013.

Other

In May 2012, the Company renewed its existing FOX affiliation agreement with a major FOX affiliate group (“Network Affiliate”). As part of the transaction, the Company received cash consideration of $50 million and the Network Affiliate had an option to buy the Company’s Baltimore station. Network Affiliate exercised its option to purchase the Baltimore television station and the Company recognized a loss on the transaction of which $25 million and $92 million was included in Other, net in the unaudited consolidated statements of operations for the three and six months ended December 31, 2012, respectively. The Company is amortizing the $50 million received from the Network Affiliate over the term of the affiliation agreement.

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

Effective June 28, 2013, the Separation qualified for discontinued operations treatment in accordance with ASC 205-20, “Discontinued Operations” (“ASC 205-20”), and accordingly the Company deconsolidated News Corp’s balance sheet as of June 30, 2013, and presented its results for the three and six months ended December 31, 2012 as discontinued operations on the unaudited consolidated statements of operations and as discontinued operations on the unaudited consolidated statements of cash flows for the six months ended December 31, 2012. The footnotes to the financial statements have also been revised accordingly.

TWENTY-FIRST CENTURY FOX, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company entered into a separation and distribution agreement with News Corp (“Separation and Distribution Agreement”) pursuant to which the Company agreed to provide a cash contribution to News Corp immediately prior to the Separation, so that as of the Separation, News Corp would have approximately $2.6 billion of cash on hand. Accordingly, immediately prior to the Separation, the Company distributed approximately $2.4 billion to News Corp, which was comprised of $1.6 billion in cash funding and approximately $800 million that was held by News Corp’s subsidiaries immediately prior to the Separation. The Company made a final cash distribution of $217 million in September 2013, pursuant to the Separation and Distribution Agreement.

Separation and Distribution Agreement

The Separation and Distribution Agreement sets forth, among other things, the parties’ agreements regarding the principal transactions necessary to effect the Separation.

The Separation and Distribution Agreement provides for the transfers of entities and their related assets and liabilities so that as of the Separation the Company and News Corp each consists of the entities associated with the businesses described above. The Separation and Distribution Agreement also provides that the Company will indemnify News Corp, on an after-tax basis, for payments made after the Separation arising out of civil claims and investigations relating to the U.K. Newspaper Matters (as defined below), as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp. U.K. Newspaper Matters refers to ongoing investigations by U.K. and U.S. regulators and governmental authorities relating to phone hacking, illegal data access and inappropriate payments to public officials at The News of the World and The Sun and related matters. In addition, the Separation and Distribution Agreement governs the Company’s and News Corp’s agreements with regard to each party’s ability to comply with certain statutes or rules and regulations promulgated by the Federal Communications Commission. (See Note 14 – Commitments and Contingencies)

Tax Sharing and Indemnification Agreement

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

A subsidiary of News Corp, prior to the Separation, had filed refunds to claim certain losses in a foreign jurisdiction. At June 30, 2013, News Corp did not recognize an asset for the claims since such amounts were being disputed by the foreign tax authority and the resolution was not determinable at that time. During the six months ended December 31, 2013, the foreign jurisdiction notified News Corp that it had accepted its claims and would refund the taxes plus interest to News Corp. As of December 31, 2013, pursuant to the tax sharing and indemnification agreement with News Corp, the net amount that the Company is entitled to receive is approximately $720 million, which has been included in Income from discontinued operations, net of tax, in the unaudited consolidated statement of operations. As of December 31, 2013, the Company has received approximately $575 million of the total net refund and has recorded a receivable from News Corp for the balance which was received in January 2014.

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

TWENTY-FIRST CENTURY FOX, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summarized Financial Information

Revenues and income from discontinued operations related to News Corp were as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2013	2012	2013	2012
	(in millions)
Revenues	$-	$2,318	$-	$4,451
Income before income tax benefit(a)	$225	$1,355	$712	$1,305
Income tax benefit	$-	$3	$-	$48
Income from discontinued operations, net of tax	$225	$1,324	$712	$1,304
Basic EPS from discontinued operations	$0.10	$0.57	$0.31	$0.55
Diluted EPS from discontinued operations	$0.10	$0.56	$0.31	$0.55

(a)	Includes the net tax refund from News Corp, as stated above, for the three and six months ended December 31, 2013 of approximately $220 million and $720 million, respectively.

Cash flows from discontinued operations related to News Corp were as follows:

	For the six months ended December 31,
	2013	2012
	(in millions)
Net cash provided by (used in) operating activities from discontinued operations	$495	$(19)
Net cash used in investing activities from discontinued operations	-	(2,272)
Net cash used in financing activities from discontinued operations	-	(254)
Net increase (decrease) in cash and cash equivalents from discontinued operations	$495	$(2,545)

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

The Company has receivables with original maturities greater than one year in duration principally related to the Company’s sale of program rights in the television syndication markets within the Filmed Entertainment segment. Allowances for credit losses are established against these non-current receivables as necessary. As of December 31, 2013 and June 30, 2013, these allowances were not material.

Receivables, net consisted of:

	As of	As of
	December 31,	June 30,
	2013	2013
	(in millions)
Total receivables	$7,997	$6,795
Allowances for returns and doubtful accounts	(1,155)	(899)
Total receivables, net	6,842	5,896
Less: current receivables, net	(6,424)	(5,459)
Non-current receivables, net	$418	$437

TWENTY-FIRST CENTURY FOX, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. INVENTORIES

The Company’s inventories were comprised of the following:

	As of	As of
	December 31,	June 30,
	2013	2013
	(in millions)
Programming rights	$5,542	$4,996
DVDs, Blu-rays, and other merchandise	78	69
Filmed entertainment costs:
Films:
Released	963	806
Completed, not released	52	10
In production	1,059	958
In development or preproduction	202	193
	2,276	1,967
Television productions:
Released	774	696
In production	609	425
In development or preproduction	1	2
	1,384	1,123
Total filmed entertainment costs, less accumulated amortization(a)	3,660	3,090
Total inventories, net	9,280	8,155
Less: current portion of inventories, net(b)	(3,316)	(2,784)
Total non-current inventories, net	$5,964	$5,371

(a)

Does not include $350 million and $366 million of net intangible film library costs as of December 31, 2013 and June 30, 2013, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheets.

(b)	Current portion of inventories as of December 31, 2013 and June 30, 2013 was comprised of programming rights ($3,238 million and $2,715 million, respectively), DVDs, Blu-rays, and other merchandise.

NOTE 7. INVESTMENTS

The Company’s investments were comprised of the following:

		Ownership
		percentage
		As of	As of	As of
		December 31,	December 31,	June 30,
		2013	2013	2013
			(in millions)
Equity method investments:
British Sky Broadcasting Group plc(a)	U.K. DBS operator	39%	$2,156	$1,978
Yankees Entertainment and Sports Network	Regional sports network	49%	832	825
Other equity method investments		various	387	386
Fair value of available-for-sale investments		various	38	268
Other investments		various	177	247
Total investments			$3,590	$3,704

(a)

The Company’s investment in British Sky Broadcasting Group plc (“BSkyB”) had a market value of $8,600 million at December 31, 2013 and was valued using the quoted market price on the London Stock Exchange (a Level 1 measurement as described in Note 8 – Fair Value).

BSkyB

BSkyB’s shareholders and board of directors have authorized a share repurchase program. The Company entered into an agreement with BSkyB under which, following any market purchases of shares by BSkyB, the Company will sell to BSkyB sufficient shares to

TWENTY-FIRST CENTURY FOX, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

maintain its approximate 39% interest subsequent to those market purchases, for a price equal to the price paid by BSkyB in respect of the relevant market purchases. BSkyB began repurchasing shares as part of this share repurchase program during the second quarter of fiscal 2012. As a result, during the three and six months ended December 31, 2013, the Company received cash considerations of approximately $62 million and $72 million and recognized gains of $48 million and $56 million which were included in Equity earnings of affiliates in the Company’s unaudited consolidated statements of operations for the three and six months ended December 31, 2013, respectively.

Yankees Entertainment and Sports Network

In December 2012, the Company acquired a 49% equity interest in the Yankees Entertainment and Sports Network (“YES Network”), a RSN, for approximately $584 million and simultaneous with the closing of this transaction, the Company paid approximately $250 million of upfront costs on behalf of YES Network. The Company’s investment of $834 million has been allocated between tangible and intangible assets in accordance with ASC 323, “Investments – Equity Investments.”

In January 2014, the Company entered into an agreement to acquire an additional 31% interest in the YES Network for approximately $680 million and to fund approximately $160 million of additional upfront costs on behalf of YES Network. The acquisition is expected to close by the end of March 2014, subject to regulatory and other requisite approvals. As a result of the acquisition, the Company will consolidate the balance sheet and the operating results of the YES Network from the closing date, including $1.7 billion in debt, as it will have an 80% controlling interest.

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

Other

In January 2014, the Company agreed to sell its 47% interest in CMC-News Asia Holdings Limited, which has a carrying value of approximately $80 million. The Company expects to record a gain on this transaction.

In March 2013, the Company sold a portion of its interest in Phoenix Satellite Television Holdings Ltd. (“Phoenix”), for approximately $90 million in cash, decreasing its ownership interest to 12% from 18% at June 30, 2012. The Company recorded a gain of approximately $81 million on this transaction which was included in Other, net in the consolidated statements of operations for the fiscal year ended June 30, 2013. In November 2013, the Company sold its remaining 12% interest in Phoenix for approximately $210 million. The Company recorded a gain of $199 million on this transaction which was included in Other, net in the unaudited consolidated statements of operations for the three and six months ended December 31, 2013.

Fair value of available-for-sale investments

The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	As of December 31, 2013	As of June 30, 2013
	(in millions)
Cost basis of available-for-sale investments	$20	$36
Accumulated gross unrealized gain(a)	18	232
Fair value of available-for-sale investments	$38	$268
Net deferred tax liability	$6	$81

(a)

Approximately $200 million of the unrealized gain as of June 30, 2013 relates to the Company’s investment in Phoenix which was sold in November 2013 and recognized in Other, net in the unaudited consolidated statements of operations for the three and six months ended December 31, 2013.

TWENTY-FIRST CENTURY FOX, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The tables below present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair value measurements
	As of December 31, 2013
			Significant other observable inputs	Significant unobservable inputs
		Quoted prices in
		active markets for
		identical instruments
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Available-for-sale securities(a)	$38	$38	$-	$-
Liabilities
Derivatives(b)	(19)	-	(19)	-
Redeemable noncontrolling interests(c)	(521)	-	-	(521)
Total	$(502)	$38	$(19)	$(521)

	As of June 30, 2013
			Significant other observable inputs	Significant unobservable inputs
		Quoted prices in
		active markets for
		identical instruments
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Assets
Available-for-sale securities(a)	$268	$268	$-	$-
Derivatives(b)	3	-	3	-
Redeemable noncontrolling interests(c)	(519)	-	-	(519)
Total	$(248)	$268	$3	$(519)

(a)	See Note 7 – Investments.
(b)	Primarily represents derivatives associated with the Company’s foreign currency forward and interest rate swap contracts designated as cash flow hedges.
(c)

The Company accounts for redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A because their exercise is outside the control of the Company and, accordingly, as of December 31, 2013 and June 30, 2013, has included the fair value of the redeemable noncontrolling interests in the consolidated balance sheets. The redeemable noncontrolling interests recorded at fair value are put arrangements held by the noncontrolling interests in the Company’s majority-owned sports networks.

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

TWENTY-FIRST CENTURY FOX, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the redeemable noncontrolling interests in two of the sports networks were primarily determined by (i) applying a multiples-based formula that is intended to approximate fair value for one of the sports networks and (ii) using a discounted OIBDA valuation model, assuming a 8% discount rate for another sports network. As of December 31, 2013, the minority shareholder’s put right in one of the sports networks is currently exercisable.

The remaining redeemable noncontrolling interest is currently not exercisable and is not material.

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the six months ended
	December 31,
	2013	2012
	(in millions)
Beginning of period	$(519)	$(641)
Net income attributable to redeemable noncontrolling interests	(48)	(48)
Distributions and other	46	40
End of period	$(521)	$(649)

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables, payables and cost method investments, approximates fair value.

The aggregate fair value of the Company’s borrowings at December 31, 2013 was $19,937 million compared with a carrying value of $17,472 million and, at June 30, 2013, was $18,756 million compared with a carrying value of $16,458 million. Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market (a Level 1 measurement).

Foreign Currency Forward Contracts

The Company uses financial instruments designated as cash flow hedges primarily to hedge certain exposures to foreign currency exchange risks associated with the cost of producing or acquiring films and television programming. The notional amount of foreign currency forward contracts designated as cash flow hedges with foreign currency risk outstanding at December 31, 2013 and June 30, 2013 were $508 million and $578 million, respectively. As of December 31, 2013, the fair value of the foreign currency forward contracts of $(13) million were recorded along with the underlying hedged balances. The Company’s foreign currency forward contracts are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.

Interest Rate Swaps

The Company uses financial instruments designated as cash flow hedges primarily to hedge certain exposures to interest rate risks associated with certain borrowings. During July 2013, the Company entered into interest rate swap contracts to hedge the variability of interest rate payments on Sky Deutschland’s variable rate debt. The notional amount of the interest rate swap contracts designated as cash flow hedges with interest rate risk outstanding at December 31, 2013 and June 30, 2013 were €225 million and nil, respectively. As of December 31, 2013, the fair value and effective changes in the fair values of the interest rate swaps for the three and six months ended December 31, 2013 were not material and were recorded along with the underlying hedged balances. The Company’s interest rate swaps are valued using an income approach.

TWENTY-FIRST CENTURY FOX, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the changes in fair value of derivatives designated as cash flow hedges and other derivatives:

	For the three months ended December 31,
	2013	2012
	(in millions)
Beginning of period	$(11)	$8
Changes in fair value recorded in accumulated other comprehensive income	(12)	(7)
Reclassified losses (gains) from accumulated other comprehensive income to net income	6	(4)
Other	(2)	-
End of period	$(19)	$(3)

	For the six months ended December 31,
	2013	2012
	(in millions)
Beginning of period	$3	$17
Changes in fair value recorded in accumulated other comprehensive income	(21)	(6)
Reclassified losses (gains) from accumulated other comprehensive income to net income	4	(14)
Other	(5)	-
End of period	$(19)	$(3)

The ineffective changes in fair values of derivatives designated as cash flow hedges were immaterial. The effective changes in the fair values of derivative contracts designated as cash flow hedges are reclassified from accumulated other comprehensive income to net income when the underlying hedged item is recognized in earnings. Regarding foreign currency forward contracts, the Company expects to reclassify the cumulative changes in fair values included in accumulated other comprehensive income within the next 24 months. Regarding interest rate swaps, the Company expects to reclassify changes in fair values included in accumulated other comprehensive income to earnings during the relevant period as interest payments are made until the expiration of the swap contracts occurs in fiscal 2017. Cash flows from the settlement of these derivative contracts offset cash flows from the underlying hedged item and are included in operating activities in the unaudited consolidated statement of cash flows.

Changes in the fair values of derivatives that are not designated as hedges are recorded in earnings each period. The Company uses these financial instruments as economic hedges for certain exposures to foreign currency forward exchange risks. The notional amount of foreign currency forward contracts used as economic hedges with foreign currency risk outstanding at December 31, 2013 and June 30, 2013 were $313 million and $128 million, respectively. As of and for the three and six months ended December 31, 2013 and 2012, the fair values and changes in the fair values of those foreign currency forward contracts were immaterial, and are presented net within Other in the table above.

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of December 31, 2013 or June 30, 2013 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At December 31, 2013, the Company did not anticipate nonperformance by any of the counterparties.

TWENTY-FIRST CENTURY FOX, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. GOODWILL

The changes in the carrying value of goodwill, by segment, are as follows:

	Cable Network Programming	Television	Filmed Entertainment	Direct Broadcast Satellite Television	Other, Corporate and Eliminations	Total Goodwill
	(in millions)
Balance, June 30, 2013	$7,753	$1,882	$1,537	$6,052	$31	$17,255
Acquisitions	6	-	-	-	-	6
Foreign exchange movements	-	-	41	321	-	362
Adjustments	159	-	-	(1,228)	-	(1,069)
Balance, December 31, 2013	$7,918	$1,882	$1,578	$5,145	$31	$16,554

The decrease in the carrying value of Direct Broadcast Satellite Television segment goodwill during the six months ended December 31, 2013 was primarily due to the preliminary allocation of excess purchase price from goodwill to acquired identifiable intangible assets of approximately $1.7 billion partially offset by deferred tax liabilities recorded for the intangible assets of approximately $0.5 billion in connection with the consolidation of Sky Deutschland. The increase in the carrying value of the Cable Network Programming segment goodwill during the six months ended December 31, 2013 was attributable to the finalization of the allocation of the purchase price related to Fox Sports Asia.

NOTE 10. BORROWINGS

Senior Notes Issued

In September 2013, 21st Century Fox America, Inc. (formerly known as News America Incorporated) (“21CFA”), a wholly-owned subsidiary of the Company, issued $300 million of 4.00% Senior Notes due 2023 and $700 million of 5.40% Senior Notes due 2043. The net proceeds of approximately $987 million were used for general corporate purposes.

In September 2012, 21CFA issued $1.0 billion of 3.00% Senior Notes due 2022. The net proceeds of approximately $987 million were used for general corporate purposes.

Senior Notes Due 2014

Included in Borrowings within Current liabilities as of December 31, 2013, were 8.625% Senior Notes of A$150 million (approximately $134 million) that is due in February 2014 and 5.3% Senior Notes of $750 million that are due in December 2014.

Other

In January 2013, Sky Deutschland, a majority owned subsidiary of the Company, entered into a credit agreement, with major financial institutions, that 21CFA and the Company have both guaranteed. The credit agreement provides a €300 million unsecured credit facility with a sub-limit of €75 million revolving credit facility available for cash drawdowns or the issuance of letters of credit and a maturity date of January 2018. Sky Deutschland may request that the maturity date be extended for one year. The significant terms of the agreement include limitations on liens and indebtedness. Fees under the credit agreement are based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current debt ratings of the Company, Sky Deutschland pays a facility fee of 0.125% and interest of Eurocurrency Rate plus 1.125%. As of December 31, 2013, €225 million (approximately $310 million) was outstanding under this credit agreement and only €73 million was available for either additional financing or letters of credit. The proceeds were used to repay existing Sky Deutschland debt.

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

TWENTY-FIRST CENTURY FOX, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. STOCKHOLDERS’ EQUITY

The following table summarizes changes in equity:

	For the three months ended December 31,
	2013				2012
	Twenty-First Century Fox stockholders				Twenty-First Century Fox stockholders
		Noncontrolling interests		Total equity		Noncontrolling interests		Total equity

	(in millions)
Balance, beginning of period	$17,224	$3,153		$20,377	$26,264	$513		$26,777
Net income	1,207	(9)	(a)	1,198	2,381	51	(a)	2,432
Other comprehensive income	20	37		57	18	1		19
Cancellation of shares, net	(822)	-		(822)	(525)	-		(525)
Other	20	(30)	(b)	(10)	14	288	(b)	302
Balance, end of period	$17,649	$3,151		$20,800	$28,152	$853		$29,005

	For the six months ended December 31,
	2013				2012
	Twenty-First Century Fox stockholders				Twenty-First Century Fox stockholders
		Noncontrolling interests		Total equity		Noncontrolling interests		Total equity

	(in millions)
Balance, beginning of period	$16,998	$3,127		$20,125	$24,684	$501		$25,185
Net income	2,462	(24)	(a)	2,438	4,614	92	(a)	4,706
Other comprehensive income	311	130		441	309	2		311
Cancellation of shares, net	(1,564)	-		(1,564)	(1,212)	-		(1,212)
Dividends declared	(287)	-		(287)	(201)	-		(201)
Other	(271)	(82)	(b)	(353)	(42)	258	(b)	216
Balance, end of period	$17,649	$3,151		$20,800	$28,152	$853		$29,005

(a)

Net income attributable to noncontrolling interests excludes $25 million and $26 million for the three months ended December 31, 2013 and 2012, respectively, and $48 million for the six months ended December 31, 2013 and 2012, relating to redeemable noncontrolling interests which are reflected in temporary equity. For the three and six months ended December 31, 2012, Net income attributable to noncontrolling interests included $12 million and $21 million, respectively, relating to Discontinued Operations.

(b)

Other activity attributable to noncontrolling interests excludes $(22) million and $(25) million for the three months ended December 31, 2013 and 2012, respectively, and $(46) million and $(40) million for the six months ended December 31, 2013 and 2012, respectively, relating to redeemable noncontrolling interests.

TWENTY-FIRST CENTURY FOX, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Comprehensive Income

Comprehensive income is reported in the unaudited consolidated statement of comprehensive income and consists of Net income and other gains and losses, including foreign currency translation adjustments, unrealized holding gains and losses on securities, and benefit plan adjustments, which affect shareholders’ equity, and under GAAP, are excluded from Net income.

The following table summarizes the activity within Other comprehensive income (loss):

	For the three months ended December 31, 2013			For the six months ended December 31, 2013
	Before tax	Tax (provision) benefit	Net of tax	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized gains	$198	$(25)	$173	$646	$(82)	$564
Amount reclassified on hedging activity(a)	6	(2)	4	4	(1)	3
Other comprehensive income	$204	$(27)	$177	$650	$(83)	$567
Gains and losses on securities
Unrealized gains (losses)	$4	$(1)	$3	$(14)	$5	$(9)
Amount reclassified on sale of Phoenix(b)	(200)	70	(130)	(200)	70	(130)
Other comprehensive loss	$(196)	$69	$(127)	$(214)	$75	$(139)
Benefit plan adjustments
Reclassification adjustments realized in net income(c)	$12	$(5)	$7	$22	$(9)	$13
Other comprehensive income	$12	$(5)	$7	$22	$(9)	$13

	For the three months ended December 31, 2012			For the six months ended December 31, 2012
	Before tax	Tax (provision) benefit	Net of tax	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized gains	$5	$-	$5	$280	$-	$280
Amount reclassified on hedging activity(a)	(4)	1	(3)	(14)	5	(9)
Amount reclassified on the sale of NDS(b)	-	-	-	10	-	10
Other comprehensive income	$1	$1	$2	$276	$5	$281
Gains and losses on securities
Unrealized gains	$5	$(2)	$3	$3	$(1)	$2
Other comprehensive income	$5	$(2)	$3	$3	$(1)	$2
Benefit plan adjustments
Reclassification adjustments realized in net income(c)	$22	$(8)	$14	$35	$(7)	$28
Other comprehensive income	$22	$(8)	$14	$35	$(7)	$28

(a)

Reclassifications of amounts related to hedging activity are included in Operating expenses or Selling, general and administrative expenses, as appropriate, in the unaudited consolidated statements of operations for the three and six months ended December 31, 2013 and 2012. See Note 8 – Fair Value for additional information regarding hedging activity.

(b)

Reclassifications of amounts related to the sale of Phoenix are included in Other, net in the unaudited consolidated statements of operations for the three and six months ended December 31, 2013. Reclassifications of amounts related to the sale of NDS are included in Other, net in the unaudited consolidated statements of operations for the six months ended December 31, 2012.

(c)

Reclassifications of amounts related to benefit plan adjustments are included in Selling, general and administrative expenses in the unaudited consolidated statements of operations for the three and six months ended December 31, 2013 and 2012. See Note 15 – Pension And Other Postretirement Benefits for additional information.

TWENTY-FIRST CENTURY FOX, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Dividends

The following table summarizes the dividends declared per share on both the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”) and the Class B common stock, par value $0.01 per share (“Class B Common Stock”):

	For the six months ended December 31,
	2013	2012
Cash dividend per share	$0.125	$0.085

On February 6, 2014, the Company declared a dividend of $0.125 per share on both the Class A and Class B Common Stock, which is payable on April 16, 2014.  The record date for determining dividend entitlements is March 12, 2014.

Earnings Per Share Data

The following table sets forth the Company’s computation of Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders:

	For the three months ended December 31,		For the six months ended December 31,

	2013	2012	2013	2012
	(in millions)
Income from continuing operations	$998	$1,122	$1,774	$3,429
Less: Net income attributable to noncontrolling interests	(16)	(65)	(24)	(119)
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders	$982	$1,057	$1,750	$3,310

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

The remaining authorized amount under the Company’s stock repurchase program as of December 31, 2013, excluding commissions, was approximately $2.6 billion.

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

TWENTY-FIRST CENTURY FOX, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

vote of the Murdoch Family Interests is at 39.4% of the outstanding shares of Class B Common Stock not subject to the suspension of voting rights, and the percentage vote may be adjusted as provided in the agreement with the Company.

Proposed Delisting from the Australian Securities Exchange

On February 5, 2014, the Company filed with the SEC a definitive proxy statement for a special meeting of the Company’s stockholders to approve the Company making a request for removal of its full foreign listing from the Australian Securities Exchange (the “ASX”).  The special meeting of stockholders will be held on March 21, 2014, and if approved by stockholders and subsequently by the ASX, delisting from the ASX is expected to occur on or about May 8, 2014. Following the removal of the Company’s listing from the ASX, all of Twenty-First Century Fox’s Class A and Class B Common Stock would be listed solely on the NASDAQ Global Select Market. There can be no assurances given that the delisting from the ASX as described will occur.

NOTE 13. EQUITY BASED COMPENSATION

Separation-Related Adjustments

In connection with the Separation, the Company entered into an Employee Matters Agreement with News Corp, which generally provides that employees of News Corp no longer participate in benefit plans sponsored or maintained by the Company. Pursuant to the Employee Matters Agreement, the Company made certain adjustments to the exercise price and number of our share-based compensation awards, using the closing price of the Company’s Class A Common Stock on the final day of trading prior to the effective date of the Separation and the volumetric weighted-average prices for the first day of trading for the Company immediately following the Separation, with the intention of preserving the intrinsic value of the awards immediately prior to the Separation. These adjustments are summarized as follows:

—

All equity based awards that had a vesting, payment or expiration date, as applicable, on or prior to December 31, 2013 continued under the Company’s 2005 Plan and have been settled in, or by reference to, the Company’s Class A Common Stock, as adjusted to reflect the Separation. The total number of shares issued under equity based awards in the six months ended December 31, 2013 was 7.6 million and of this amount, approximately 1 million shares were issued to News Corp employees.

—

All other equity based awards that have a vesting, payment or expiration date, as applicable, after December 31, 2013 were converted to awards over equity of the post-Separation employer, as adjusted to reflect the Separation.

—	All equity based awards were adjusted in terms of exercise price and number of shares to preserve the intrinsic value of the awards immediately prior to the Separation.

The Separation-related adjustments did not have a material impact on either compensation expense or the potentially dilutive securities to be considered in the calculation of diluted earnings per share of common stock.

The following table summarizes the Company’s equity-based compensation transactions:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2013	2012	2013	2012
	(in millions)
Equity-based compensation	$29	$55	$96	$137
Cash received from exercise of equity-based compensation	$-	$26	$35	$119

As of December 31, 2013, the Company’s total compensation cost related to restricted stock units (“RSUs”) and performance stock units (“PSUs”), not yet recognized, was approximately $190 million, and is expected to be recognized over a weighted average period between one and two years. Compensation expense on all equity-based awards is generally recognized on a straight-line basis over the vesting period of the entire award. However, certain performance based awards are recognized on an accelerated basis.

The intrinsic value of stock options exercised during the six months ended December 31, 2013 and 2012 was $32 million and $27 million, respectively. The intrinsic value of the stock options outstanding as of December 31, 2013 and June 30, 2013 was nil and $29 million, respectively. The Company’s stock option program has no stock options outstanding as of December 31, 2013.

As of December 31, 2013 and June 30, 2013, the liability for cash-settled awards was approximately $145 million and $185 million, respectively. Cash settled awards are marked-to-market at each reporting period.

The Company recognized a tax benefit on vested PSUs, RSUs and stock options exercised of approximately $35 million and $27 million for the six months ended December 31, 2013 and 2012, respectively.

TWENTY-FIRST CENTURY FOX, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Performance Stock Units

During the six months ended December 31, 2013 and 2012, approximately 4.9 million and 7.1 million PSUs were granted, respectively, of which 3.9 million and 5.6 million, respectively, will be settled in shares of Class A Common Stock. PSUs granted to executive directors and certain awards granted to employees in certain foreign locations are settled in cash.

During the six months ended December 31, 2013, approximately 2.8 million PSUs vested, of which approximately 0.7 million were settled in shares of Class A Common Stock, before statutory tax withholdings. The fair value of PSUs settled in shares of Class A Common Stock was approximately $21 million for the six months ended December 31, 2013. The remaining 2.1 million PSUs settled during the six months ended December 31, 2013 were settled in cash of approximately $67 million before statutory tax withholdings. No PSUs vested during the six months ended December 31, 2012.

Restricted Stock Units

During the six months ended December 31, 2013 and 2012, approximately 0.7 million and 1.2 million RSUs were granted, respectively, and will be settled in shares of Class A Common Stock.

During the six months ended December 31, 2013 and 2012, approximately 5.4 million and 6.9 million RSUs vested, respectively, of which approximately 4.8 million and 6.0 million, respectively, were settled in shares of Class A Common Stock, before statutory tax withholdings. The fair value of RSUs settled in shares of Class A Common Stock was approximately $152 million and $139 million for the six months ended December 31, 2013 and 2012, respectively. The remaining 0.6 million and 0.9 million RSUs settled during the six months ended December 31, 2013 and 2012, respectively, were settled in cash of approximately $18 million and $21 million, respectively, before statutory tax withholdings.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. Except for the issuance of 4.00% and 5.40% Senior Notes due 2023 and 2043, respectively (See Note 10 – Borrowings), the Company’s commitments as of December 31, 2013 have not changed significantly from disclosures included in the 2013 Form 10-K.

Guarantees

The Company’s guarantees as of December 31, 2013 have not changed significantly from disclosures included in the 2013 Form 10-K.

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

On June 26, 2013, the Court approved the settlement in principle that the parties reached on April 17, 2013, and entered a final judgment dismissing the Consolidated Action. Pursuant to the terms of that settlement, the parties agreed that the director defendants in the Consolidated Action would cause to be paid on their behalf the amount of $139 million to the Company, minus $28 million in attorneys’ fees and expenses awarded by the Court to the plaintiffs’ counsel. No stockholder objected to either the settlement or the proposed fee award. The settlement became effective on August 16, 2013, because as of that date, the dismissal of the Consolidated Action as well as the dismissals of each of the Shields Litigation, the Iron Workers Litigation and the Stricklin Litigation (each as

TWENTY-FIRST CENTURY FOX, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

described in the 2013 Form 10-K under the heading “Shareholder Litigation—Southern District of New York”) were no longer subject to appeal. The above amount was paid from an escrow account created for the benefit of the director defendants pursuant to an agreement reached between the defendants and their directors’ and officers’ liability insurers for the payment of insurance proceeds, subject to a claims release, and accordingly the Company recorded the net settlement of $111 million in Other, net in the unaudited consolidated statements of operations for the six months ended December 31, 2013. In addition to the payment to the Company, the settlement contemplates that the Company will build on corporate governance and compliance enhancements which the Company has implemented. These shall remain in effect at least through December 31, 2016, and will be applicable to both the Company and News Corp.

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

In connection with the Separation, the Company and News Corp agreed in the Separation and Distribution Agreement that the Company will indemnify News Corp, on an after-tax basis, for payments made after the Separation arising out of civil claims and investigations relating to the U.K. Newspaper Matters, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp (the “Indemnity”). As of December 31, 2013 and June 30, 2013, the Company recorded approximately $55 million and $40 million, respectively, related to the amounts accrued by News Corp which are expected to be covered by the Indemnity. As of June 30, 2013 the Company provided an additional $110 million for the fair value of expected future payments under the Indemnity. Pursuant to ASC 460, this amount is being amortized in a systematic pattern that reflects the release from the underlying risks and is included in Income from discontinued operations, net of tax, in the consolidated statement of operations. The unamortized portion of the Indemnity, as of December 31, 2013, was approximately $65 million. Pursuant to the Indemnity, the Company made payments of $36 million to News Corp during the six months ended December 31, 2013. If additional information becomes available and as payments are made, the Company will update the liability provision for the Indemnity. Any changes to the liability provision for the Indemnity in the future will impact the results of operations for that period. The liability provision for the Indemnity was estimated by probability weighting expected payments to be made to News Corp under such Agreement and discounting probability-weighted expected payments to the valuation date, using a discount rate based on the Company’s cost of debt.

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

TWENTY-FIRST CENTURY FOX, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. The major pension plans and postretirement benefit plans are closed to new participants (with the exception of groups covered by collective bargaining agreements). The Company has a legally enforceable obligation to contribute to some plans and is not required to contribute to others. The Company makes contributions in accordance with applicable laws or contract terms in each jurisdiction in which the Company operates. The Company’s benefit obligation is calculated using several assumptions which the Company reviews on a regular basis. The net periodic benefits costs for pension and postretirement benefits were approximately $30 million and $45 million for the three months ended December 31, 2013 and 2012, respectively, and approximately $60 million and $90 million for the six months ended December 31, 2013 and 2012, respectively.

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

—

Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems, direct broadcast satellite operators and telecommunication companies primarily in the U.S., Latin America, Europe and Asia.

—

Television, which principally consists of the broadcasting of network programming in the U.S. and the operation of 28 full power broadcast television stations, including 10 duopolies, in the U.S. (of these stations, 18 are affiliated with the FOX Broadcasting Company (“FOX”) and 10 are affiliated with Master Distribution Service, Inc. (“MyNetworkTV”)).

—

Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide.

—	Direct Broadcast Satellite Television, which consists of the distribution of programming services via satellite, cable, and broadband directly to subscribers in Italy, Germany and Austria.
—	Other, Corporate and Eliminations, which principally consists of corporate overhead and eliminations and other businesses.

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

	For the three months ended		For the six months ended
	December 31,		December 31,
	2013	2012	2013	2012
	(in millions)
Revenues:
Cable Network Programming	$2,964	$2,598	$5,774	$5,101
Television	1,630	1,543	2,678	2,515
Filmed Entertainment	2,477	2,324	4,597	4,261
Direct Broadcast Satellite Television	1,517	912	2,907	1,740
Other, Corporate and Eliminations	(425)	(270)	(732)	(507)
Total revenues	$8,163	$7,107	$15,224	$13,110
Segment OIBDA:
Cable Network Programming	$1,038	$1,014	$2,029	$2,029
Television	218	245	449	423
Filmed Entertainment	337	424	665	857
Direct Broadcast Satellite Television	30	55	220	150
Other, Corporate and Eliminations	(79)	(124)	(201)	(256)
Total Segment OIBDA	$1,544	$1,614	$3,162	$3,203
Amortization of cable distribution investments	(18)	(23)	(40)	(44)
Depreciation and amortization	(260)	(181)	(573)	(355)
Impairment charges	-	-	-	(35)
Equity earnings of affiliates	168	171	260	300
Interest expense, net	(274)	(264)	(546)	(525)
Interest income	7	16	15	31
Other, net	191	194	156	1,563
Income from continuing operations before income tax expense	1,358	1,527	2,434	4,138
Income tax expense	(360)	(405)	(660)	(709)
Income from continuing operations	998	1,122	1,774	3,429
Income from discontinued operations, net of tax	225	1,324	712	1,304
Net income	1,223	2,446	2,486	4,733
Less: Net income attributable to noncontrolling interests	(16)	(65)	(24)	(119)
Net income attributable to Twenty-First Century Fox, Inc. stockholders	$1,207	$2,381	$2,462	$4,614

Intersegment revenues, generated by the Filmed Entertainment segment, of approximately $362 million and $257 million for the three months ended December 31, 2013 and 2012, respectively, and of approximately $611 million and $449 million for the six months ended December 31, 2013 and 2012, respectively, have been eliminated within the Other, Corporate and Eliminations segment. Segment OIBDA, generated by the Filmed Entertainment segment, of approximately $8 million for the three months ended December 31, 2013 and 2012, and of approximately $34 million and $8 million for the six months ended December 31, 2013 and 2012, respectively, have been eliminated within the Other, Corporate and Eliminations segment.

TWENTY-FIRST CENTURY FOX, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended December 31,		For the six months ended December 31,
	2013	2012	2013	2012
	(in millions)
Depreciation and Amortization:
Cable Network Programming	$49	$46	$99	$87
Television	25	21	49	43
Filmed Entertainment	33	33	65	66
Direct Broadcast Satellite Television	149	75	352	147
Other, Corporate and Eliminations	4	6	8	12
Total depreciation and amortization	$260	$181	$573	$355

	As of	As of
	December 31,	June 30,
	2013	2013
	(in millions)
Total assets:
Cable Network Programming	$18,260	$17,830
Television	7,163	6,415
Filmed Entertainment	10,667	9,411
Direct Broadcast Satellite Television	9,487	8,636
Other, Corporate and Eliminations	4,119	4,948
Investments	3,590	3,704
Total assets	$53,286	$50,944

Goodwill and Intangible assets, net:
Cable Network Programming	$9,555	$9,444
Television	4,282	4,283
Filmed Entertainment	2,456	2,439
Direct Broadcast Satellite Television	6,731	6,057
Other, Corporate and Eliminations	96	96
Total goodwill and intangible assets, net	$23,120	$22,319

Revenues by Component

	For the three months ended December 31,		For the six months ended December 31,
	2013	2012	2013	2012
	(in millions)
Revenues:
Affiliate Fees	$2,119	$1,779	$4,221	$3,527
Subscription	1,366	818	2,671	1,598
Advertising	2,385	2,314	4,050	3,897
Content	2,156	2,104	4,068	3,880
Other	137	92	214	208
Total revenues	$8,163	$7,107	$15,224	$13,110

TWENTY-FIRST CENTURY FOX, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. ADDITIONAL FINANCIAL INFORMATION

Supplemental Cash Flows Information

	For the six months ended
	December 31,
	2013	2012
	(in millions)
Supplemental cash flows information:
Cash paid for income taxes	$(697)	$(642)
Cash paid for interest	(538)	(525)
Sale of other investments	-	1
Purchase of other investments	(26)	(47)
Supplemental information on businesses acquired:
Fair value of assets acquired	7	1,619
Cash acquired	1	120
Liabilities assumed	(2)	(625)
Decrease in deferred consideration	7	-
Noncontrolling interest increase	-	(318)
Cash paid	(13)	(796)
Fair value of equity instruments issued to third parties	-	-
Issuance of subsidiary common units	-	-
Fair value of equity instruments consideration	$-	$-

Other, net

The following table sets forth the components of Other, net included in the unaudited consolidated statements of operations:

	For the three months ended December 31,		For the six months ended December 31,
	2013	2012	2013	2012
	(in millions)
Gain on sale of investments in NDS(a)	$-	$-	$-	$1,446
Gain on sale of investment in Phoenix(a)	199	-	199	-
Gain on Fox Sports Asia transaction(b)	-	174	-	174
Change in fair value of Sky Deutschland convertible securities(b)	-	51	-	58
Shareholder litigation settlement(c)	-	-	111	-
Restructuring(d)	(2)	(2)	(84)	(5)
Investment impairment losses(e)	(13)	-	(67)	-
Loss on sale of Baltimore station(b)	-	(25)	-	(92)
Other	7	(4)	(3)	(18)
Other, net	$191	$194	$156	$1,563

(a)	See Note 7 – Investments.
(b)	See Note 3 – Acquisitions, Disposals and Other Transactions.
(c)	See Note 14 – Commitments and Contingencies.
(d)

The Company recorded $84 million of restructuring charges in the six months ended December 31, 2013 for contract termination costs primarily related to cost structure efficiency enhancement initiatives at the DBS segment.

(e)

The write-downs of investments were taken as a result of either the deteriorating financial position of the investee or due to a permanent impairment resulting from sustained losses and limited prospects for recovery.

TWENTY-FIRST CENTURY FOX, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company’s unrecognized tax benefits, excluding interest and penalties, as of December 31, 2013 and June 30, 2013 was $147 million and $200 million, respectively. The decrease of $53 million from June 30, 2013 was primarily due to the settlement of a foreign tax matter. Interest related to the settled foreign tax matter was $24 million as of June 30, 2013.

NOTE 18. SUPPLEMENTAL GUARANTOR INFORMATION

In May 2012, 21CFA entered into a credit agreement (the “Credit Agreement”), among 21CFA as Borrower, the Company as Parent Guarantor, the lenders named therein, the initial issuing banks named therein, JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) and Citibank, N.A. as Co-Administrative Agents, JPMorgan Chase as Designated Agent and Bank of America, N.A. as Syndication Agent. The Credit Agreement provides a $2 billion unsecured revolving credit facility with a sub-limit of $400 million (or its equivalent in Euros) available for the issuance of letters of credit and a maturity date of May 2017. Under the Credit Agreement, the Company may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion and the Company may request that the maturity date be extended for up to two additional one-year periods. Borrowings are issuable in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. Fees under the Credit Agreement will be based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current debt ratings, 21CFA pays a facility fee of 0.125% and an initial drawn cost of LIBOR plus 1.125%.

The Parent Guarantor presently guarantees the senior public indebtedness of 21CFA and the guarantee is full and unconditional. The supplemental condensed consolidating financial information of the Parent Guarantor should be read in conjunction with these consolidated financial statements.

In accordance with rules and regulations of the SEC, the Company uses the equity method to account for the results of all of the non-guarantor subsidiaries, representing substantially all of the Company’s consolidated results of operations, excluding certain intercompany eliminations.

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of 21CFA, the Company and the subsidiaries of the Company and the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis.

TWENTY-FIRST CENTURY FOX, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended December 31, 2013

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and eliminations	Twenty-First Century Fox and Subsidiaries

Revenues	$-	$-	$8,163	$-	$8,163
Expenses	(73)	-	(6,824)	-	(6,897)
Equity earnings of affiliates	-	-	168	-	168
Interest expense, net	(393)	(140)	(8)	267	(274)
Interest income	-	-	274	(267)	7
Earnings (losses) from subsidiary entities	307	1,122	-	(1,429)	-
Other, net	(3)	-	194	-	191
(Loss) income from continuing operations before income tax expense	(162)	982	1,967	(1,429)	1,358
Income tax benefit (expense)	44	-	(524)	120	(360)
(Loss) income from continuing operations	(118)	982	1,443	(1,309)	998
Income from discontinued operations, net of tax	-	225	-	-	225
Net (loss) income	(118)	1,207	1,443	(1,309)	1,223
Less: Net income attributable to noncontrolling interests	-	-	(16)	-	(16)
Net (loss) income attributable to Twenty-First Century Fox, Inc. stockholders	$(118)	$1,207	$1,427	$(1,309)	$1,207
Comprehensive (loss) income attributable to Twenty-First Century Fox, Inc. stockholders	$(10)	$1,227	$1,630	$(1,620)	$1,227

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended December 31, 2012

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$-	$-	$7,107	$-	$7,107
Expenses	(133)	-	(5,564)	-	(5,697)
Equity (losses) earnings of affiliates	(1)	-	172	-	171
Interest expense, net	(383)	(118)	(1)	238	(264)
Interest income	1	2	251	(238)	16
Earnings (losses) from subsidiary entities	391	2,498	-	(2,889)	-
Other, net	5	-	189	-	194
(Loss) income from continuing operations before income tax expense	(120)	2,382	2,154	(2,889)	1,527
Income tax (expense) benefit	(75)	-	(548)	218	(405)
(Loss) income from continuing operations	(195)	2,382	1,606	(2,671)	1,122
Income (loss) from discontinued operations, net of tax	8	(1)	1,317	-	1,324
Net (loss) income	(187)	2,381	2,923	(2,671)	2,446
Less: Net income attributable to noncontrolling interests	-	-	(65)	-	(65)
Net (loss) income attributable to Twenty-First Century Fox, Inc. stockholders	$(187)	$2,381	$2,858	$(2,671)	$2,381
Comprehensive (loss) income attributable to Twenty-First Century Fox, Inc. stockholders	$(182)	$2,399	$2,698	$(2,516)	$2,399

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the six months ended December 31, 2013

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$-	$-	$15,224	$-	$15,224
Expenses	(165)	-	(12,510)	-	(12,675)
Equity earnings of affiliates	-	-	260	-	260
Interest expense, net	(778)	(276)	(13)	521	(546)
Interest income	1	1	534	(521)	15
Earnings (losses) from subsidiary entities	534	2,025	-	(2,559)	-
Other, net	275	-	(119)	-	156
(Loss) income from continuing operations before income tax expense	(133)	1,750	3,376	(2,559)	2,434
Income tax benefit (expense)	36	-	(916)	220	(660)
(Loss) income from continuing operations	(97)	1,750	2,460	(2,339)	1,774
Income from discontinued operations, net of tax	-	712	-	-	712
Net (loss) income	(97)	2,462	2,460	(2,339)	2,486
Less: Net income attributable to noncontrolling interests	-	-	(24)	-	(24)
Net (loss) income attributable to Twenty-First Century Fox, Inc. stockholders	$(97)	$2,462	$2,436	$(2,339)	$2,462
Comprehensive income (loss) attributable to Twenty-First Century Fox, Inc. stockholders	$143	$2,773	$3,017	$(3,160)	$2,773

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the six months ended December 31, 2012

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$-	$-	$13,110	$-	$13,110
Expenses	(256)	-	(10,085)	-	(10,341)
Equity (losses) earnings of affiliates	(2)	-	302	-	300
Interest expense, net	(762)	(236)	(4)	477	(525)
Interest income	1	4	503	(477)	31
Earnings (losses) from subsidiary entities	2,642	4,840	-	(7,482)	-
Other, net	(7)	4	1,566	-	1,563
Income (loss) from continuing operations before income tax expense	1,616	4,612	5,392	(7,482)	4,138
Income tax (expense) benefit	(277)	-	(924)	492	(709)
Income (loss) from continuing operations	1,339	4,612	4,468	(6,990)	3,429
Income from discontinued operations, net of tax	15	2	1,287	-	1,304
Net income (loss)	1,354	4,614	5,755	(6,990)	4,733
Less: Net income attributable to noncontrolling interests	-	-	(119)	-	(119)
Net income (loss) attributable to Twenty-First Century Fox, Inc. stockholders	$1,354	$4,614	$5,636	$(6,990)	$4,614
Comprehensive income (loss) attributable to Twenty-First Century Fox, Inc. stockholders	$1,335	$4,923	$5,555	$(6,890)	$4,923

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

At December 31, 2013

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS:
Current assets:
Cash and cash equivalents	$607	$3,602	$2,136	$-	$6,345
Receivables, net	21	1	6,416	(14)	6,424
Inventories, net	-	-	3,316	-	3,316
Other	27	148	461	-	636
Total current assets	655	3,751	12,329	(14)	16,721
Non-current assets:
Receivables	15	-	403	-	418
Inventories, net	-	-	5,964	-	5,964
Property, plant and equipment, net	128	-	2,738	-	2,866
Intangible assets, net	-	-	6,566	-	6,566
Goodwill	-	-	16,554	-	16,554
Other	378	-	229	-	607
Investments:
Investments in associated companies and other investments	84	55	3,451	-	3,590
Intragroup investments	64,739	44,233	-	(108,972)	-
Total investments	64,823	44,288	3,451	(108,972)	3,590
TOTAL ASSETS	$65,999	$48,039	$48,234	$(108,986)	$53,286
LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$884	$-	$-	$-	$884
Other current liabilities	465	133	8,016	(14)	8,600
Total current liabilities	1,349	133	8,016	(14)	9,484
Non-current liabilities:
Borrowings	16,279	-	309	-	16,588
Other non-current liabilities	624	4	5,265	-	5,893
Intercompany	31,819	30,253	(62,072)	-	-
Redeemable noncontrolling interests	-	-	521	-	521
Total equity	15,928	17,649	96,195	(108,972)	20,800
TOTAL LIABILITIES AND EQUITY	$65,999	$48,039	$48,234	$(108,986)	$53,286

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

At June 30, 2013

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS
Current Assets:
Cash and cash equivalents	$524	$3,956	$2,179	-	$6,659
Receivables, net	17	-	5,442	-	5,459
Inventories, net	-	-	2,784	-	2,784
Other	28	209	428	-	665
Total current assets	569	4,165	10,833	-	15,567
Non-current assets:
Receivables	15	-	422	-	437
Inventories, net	-	-	5,371	-	5,371
Property, plant and equipment, net	132	-	2,697	-	2,829
Intangible assets, net	-	-	5,064	-	5,064
Goodwill	-	-	17,255	-	17,255
Other	361	-	356	-	717
Investments:
Investments in associated companies and other investments	86	58	3,560	-	3,704
Intragroup investments	64,062	41,775	-	(105,837)	-
Total investments	64,148	41,833	3,560	(105,837)	3,704
TOTAL ASSETS	$65,225	$45,998	$45,558	$(105,837)	$50,944
LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$137	$-	$-	$-	$137
Other current liabilities	551	134	7,613	-	8,298
Total current liabilities	688	134	7,613	-	8,435
Non-current liabilities:
Borrowings	16,029	-	292	-	16,321
Other non-current liabilities	307	16	5,221	-	5,544
Intercompany	31,495	28,850	(60,345)	-	-
Redeemable noncontrolling interests	-	-	519	-	519
Total equity	16,706	16,998	92,258	(105,837)	20,125
TOTAL LIABILITIES AND EQUITY	$65,225	$45,998	$45,558	$(105,837)	$50,944

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the six months ended December 31, 2013

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and eliminations	Twenty-First Century Fox and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities from continuing operations	$(844)	$1,060	$332	$-	$548
Investing activities:
Property, plant and equipment	(2)	-	(327)	-	(329)
Investments	(1)	-	(138)	-	(139)
Proceeds from dispositions	-	-	223	-	223
Net cash used in investing activities from continuing operations	(3)	-	(242)	-	(245)
Financing activities:
Borrowings	987	-	-	-	987
Issuance of shares	-	66	-	-	66
Repurchase of shares	-	(1,735)	-	-	(1,735)
Purchase of subsidiary shares from noncontrolling interests	-	-	(75)	-	(75)
Dividends paid	-	(287)	(110)	-	(397)
Distribution to News Corporation	-	(10)	-	-	(10)
Net cash provided by (used in) financing activities from continuing operations	987	(1,966)	(185)	-	(1,164)
Net (decrease) increase in cash and cash equivalents from discontinued operations	(57)	552	-	-	495
Net increase (decrease) in cash and cash equivalents	83	(354)	(95)	-	(366)
Cash and cash equivalents, beginning of year	524	3,956	2,179	-	6,659
Exchange movement on opening cash balance	-	-	52	-	52
Cash and cash equivalents, end of period	$607	$3,602	$2,136	$-	$6,345

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the six months ended December 31, 2012

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and eliminations	Twenty-First Century Fox and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities from continuing operations	$(942)	$(372)	$2,306	$-	$992
Investing activities:
Property, plant and equipment	(5)	-	(224)	-	(229)
Investments	(4)	(15)	(1,311)	-	(1,330)
Proceeds from dispositions	-	-	1,833	-	1,833
Net cash (used in) provided by investing activities from continuing operations	(9)	(15)	298	-	274
Financing activities:
Borrowings	987	-	-	-	987
Issuance of shares	-	139	-	-	139
Repurchase of shares	-	(1,434)	-	-	(1,434)
Dividends paid	-	(201)	(85)	-	(286)
Sale of subsidiary shares to noncontrolling interest	-	-	8	-	8
Net cash provided by (used in) financing activities from continuing operations	987	(1,496)	(77)	-	(586)
Net decrease in cash and cash equivalents from discontinued operations	(24)	-	(2,521)	-	(2,545)
Net increase (decrease) in cash and cash equivalents	12	(1,883)	6	-	(1,865)
Cash and cash equivalents, beginning of year	561	6,005	3,060	-	9,626
Exchange movement on opening cash balance	-	-	45	-	45
Cash and cash equivalents, end of period	$573	$4,122	$3,111	$-	$7,806

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

(2)

The guarantees of 21CFA’s senior public indebtedness constitute senior indebtedness of the Company, and rank pari passu with all present and future senior indebtedness of the Company. Because the factual basis underlying the obligations created pursuant to the various facilities and other obligations constituting senior indebtedness of the Company differ, it is not possible to predict how a court in bankruptcy would accord priorities among the obligations of the Company.

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

Effective June 28, 2013, the Separation qualified for discontinued operations treatment in accordance with ASC 205-20, “Discontinued Operations” (“ASC 205-20”), and accordingly the Company deconsolidated News Corp’s balance sheet as of June 30, 2013, and presented its results for the three and six months ended December 31, 2012 as discontinued operations on the unaudited statements of operations and as discontinued operations on the unaudited statements of cash flows. The footnotes to the financial statements have also been revised accordingly for the three and six months ended December 31, 2012. Management’s discussion and analysis of financial condition and results of operations describes the Company giving effect to the Separation, except where stated otherwise.

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

—

Overview of the Company’s Business - This section provides a general description of the Company’s businesses, as well as developments that have occurred to date during fiscal 2014 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

—

Results of Operations - This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2013 and 2012. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

—

Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2013 and 2012. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

—

Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems, direct broadcast satellite operators and telecommunication companies primarily in the U.S., Latin America, Europe and Asia.

—

Television, which principally consists of the broadcasting of network programming in the U.S. and the operation of 28 full power broadcast television stations, including 10 duopolies, in the U.S. (of these stations, 18 are affiliated with the FOX Broadcasting Company (“FOX”) and 10 are affiliated with Master Distribution Service, Inc. (“MyNetworkTV”)).

—

Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide.

—	Direct Broadcast Satellite Television, which consists of the distribution of programming services via satellite, cable and broadband directly to subscribers in Italy, Germany and Austria.
—	Other, Corporate and Eliminations, which principally consists of corporate overhead and eliminations and other businesses.

Television and Cable Network Programming

The Company’s television operations primarily consist of FOX, MyNetworkTV and the 28 television stations owned by the Company.

The television operations derive revenues primarily from the sale of advertising and to a lesser extent retransmission consent revenue. Adverse changes in general market conditions for advertising may affect revenues. The U.S. television broadcast environment is highly competitive and the primary methods of competition are the development and acquisition of popular programming. Program success is measured by ratings, which are an indication of market acceptance, with the top rated programs commanding the highest advertising prices. FOX is a broadcast network that airs original programming and MyNetworkTV is a programming distribution service that airs original and off-network programming. FOX and MyNetworkTV compete with broadcast networks, such as ABC, CBS, NBC and The CW Television Network, independent television stations, cable and Direct Broadcast Satellite Television program services, as well as other media, including over-the-top services, DVDs, Blu-rays, video games and print for audiences, programming and advertising revenues. In addition, FOX and MyNetworkTV compete with the other broadcast networks and other programming distribution services to secure affiliations with independently owned television stations in markets across the U.S. ABC, NBC and CBS each broadcasts a greater number of hours of programming than FOX and, accordingly, may be able to designate or change time periods in which programming is to be broadcast with greater flexibility than FOX. In addition, future technological developments may affect competition within the television marketplace.

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

National sports programming is obtained through license agreements with professional or collegiate sports leagues or organizations. The Company’s current licenses with the National Football League (“NFL”), Major League Baseball (“MLB”), college football conferences, National Association of Stock Car Auto Racing (“NASCAR”), International Federation of Football Association (“FIFA”), United States Golf Association (“USGA”), and Ultimate Fighting Championship (“UFC”) are secured by long-term agreements.

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

Direct Broadcast Satellite Television

The Direct Broadcast Satellite Television (“DBS”) segment’s operations consist of SKY Italia and the Company’s majority-owned subsidiary Sky Deutschland AG (“Sky Deutschland”), which provide basic and premium services via satellite, cable and broadband directly to subscribers in Italy (in the case of SKY Italia) and Germany and Austria (in the case of Sky Deutschland). The DBS segment derives revenues principally from subscriber fees. The Company believes that the quality and variety of programming, audio and interactive programming including personal video recorders, quality of picture including high definition channels, access to service, customer service and price are the key elements for gaining and maintaining market share. The DBS segment’s competition includes companies that offer video, audio, interactive programming, telephony, data and other information and entertainment services, including broadcasters of free-to-air television channels, broadband Internet providers, digital terrestrial transmission services, wireless companies and companies that are developing new media technologies.

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

In November 2013, the Company sold its remaining 12% interest in Phoenix Satellite Television Holdings Ltd. (“Phoenix”) for approximately $210 million. The Company recorded a gain of $199 million on this transaction which was included in Other, net in the unaudited consolidated statements of operations for the three and six months ended December 31, 2013.

In December 2013, Sky Deutschland, a majority-owned consolidated subsidiary of the Company, agreed to acquire from Constantin Medien AG, a 100% interest in the production company PLAZAMEDIA TV and Film Produktion GmbH (“Plazamedia”) as well as a 25.1% equity stake in Sport1 GmbH and Constantin Sport Marketing GmbH for €57.5 million (approximately $80 million), net of cash acquired. Plazamedia is an established full-service provider for television and new media as well as one of the leading producers of sports television in the German-speaking markets. The transaction, which is expected to close before June 30, 2014, is subject to certain conditions including regulatory approvals.

In January 2014, the Company agreed to sell its 47% interest in CMC-News Asia Holdings Limited, which has a carrying value of approximately $80 million.  The Company expects to record a gain on this transaction.

In January 2014, the Company entered into an agreement to acquire an additional 31% interest in the Yankees Entertainment and Sports Network (“YES Network”) for approximately $680 million and to fund approximately $160 million of additional upfront costs on behalf of YES Network. The acquisition is expected to close by the end of March 2014, subject to regulatory and other requisite approvals. As a result of the acquisition, the Company will consolidate the balance sheet and the operating results of the YES Network from the closing date, including $1.7 billion in debt, as it will have an 80% controlling interest.

RESULTS OF OPERATIONS

Results of Operations—For the three and six months ended December 31, 2013 versus the three and six months ended December 31, 2012

The following table sets forth the Company’s operating results for the three and six months ended December 31, 2013 as compared to the three and six months ended December 31, 2012.

	For the three months ended December 31,			For the six months ended December 31,
	2013	2012	% Change	2013	2012	% Change
	(in millions, except %)
Revenues:
Affiliate Fees	$2,119	$1,779	19%	$4,221	$3,527	20%
Subscription	1,366	818	67%	2,671	1,598	67%
Advertising	2,385	2,314	3%	4,050	3,897	4%
Content	2,156	2,104	2%	4,068	3,880	5%
Other	137	92	49%	214	208	3%
Total Revenues	8,163	7,107	15%	15,224	13,110	16%
Operating expenses	(5,551)	(4,518)	23%	(9,998)	(8,033)	24%
Selling, general and administrative	(1,086)	(998)	9%	(2,104)	(1,918)	10%
Depreciation and amortization	(260)	(181)	44%	(573)	(355)	61%
Impairment charges	-	-	-%	-	(35)	**
Equity earnings of affiliates	168	171	(2)%	260	300	(13)%
Interest expense, net	(274)	(264)	4%	(546)	(525)	4%
Interest income	7	16	(56)%	15	31	(52)%
Other, net	191	194	(2)%	156	1,563	(90)%
Income from continuing operations before income tax expense	1,358	1,527	(11)%	2,434	4,138	(41)%
Income tax expense	(360)	(405)	(11)%	(660)	(709)	(7)%
Income from continuing operations	998	1,122	(11)%	1,774	3,429	(48)%
Income from discontinued operations, net of tax	225	1,324	(83)%	712	1,304	(45)%
Net income	1,223	2,446	(50)%	2,486	4,733	(47)%
Less: Net income attributable to noncontrolling interests	(16)	(65)	(75)%	(24)	(119)	(80)%
Net income attributable to Twenty-First Century Fox, Inc. stockholders	$1,207	$2,381	(49)%	$2,462	$4,614	(47)%

**	not meaningful

Overview – The Company’s revenues increased 15% and 16% for the three and six months ended December 31, 2013, respectively, as compared to the corresponding periods of fiscal 2013, primarily due to increases in subscription and affiliate fees.  The increases in subscription revenues were primarily due to the effect of the consolidation of Sky Deutschland of approximately $520 million and $1 billion for the three and six months ended December 31, 2013, respectively. The increases in affiliate fees were principally attributable to higher average rates per subscriber across most cable channels, higher retransmission consent revenues, the effect of higher distributor allowances in the prior year as a result of the 2012-2013 National Hockey League (“NHL”) lockout, and the acquisition of Eredivisie Media & Marketing CV (“EMM”) and SportsTime Ohio and the consolidation of Fox Sports Asia (formerly ESPN Star Sports) (collectively the “Acquisitions”). The strengthening of the U.S. dollar against local currencies (non-Euro) resulted in a revenue decrease of approximately $60 million and $140 million partially offset by the effect of the weakening of the U.S. dollar against the Euro of approximately $45 million and $95 million for the three and six months ended December 31, 2013, respectively, as compared to the corresponding periods of fiscal 2013.

Operating expenses increased 23% and 24% for the three and six months ended December 31, 2013, respectively, as compared to the corresponding periods of fiscal 2013, primarily due to increased operating expenses at the DBS, Cable Network Programming and Filmed Entertainment segments of approximately $595 million, $265 million and $235 million, respectively, for the three months ended December 31, 2013 and approximately $1,025 million, $535 million and $500 million, respectively, for the six months ended December 31, 2013. The increase at the DBS segment was primarily the result of the consolidation of Sky Deutschland.  The Acquisitions and investments in the new channels, FXX, Fox Sports 1 and STAR Sports, drove the increases in operating expenses for the Cable Network Programming segment as well as higher programming costs related to additional NHL games in the current period.  The increases at the Filmed Entertainment segment were primarily driven by higher production amortization and participation and releasing costs.

Selling, general and administrative expenses increased 9% and 10% for the three and six months ended December 31, 2013, respectively, as compared to the corresponding periods of fiscal 2013.  The selling, general and administrative expenses at the Cable Network Programming and DBS segments increased approximately $75 million and $35 million, respectively, for the three months ended December 31, 2013 and approximately $130 million and $75 million, respectively, for the six months ended December 31, 2013.  Partially offsetting these increases were decreases at the Other, Corporate and Eliminations segment of approximately $40 million and $75 million for the three and six months ended December 31, 2013, respectively.  The increases at the Cable Network Programming segment were primarily due to the Acquisitions, higher personnel costs, and foreign exchange losses and the increases at the DBS segment were principally a result of the consolidation of Sky Deutschland.  The decreases at the Other, Corporate and Eliminations segment were primarily due to lower compensation expenses and legal fees.

Depreciation and amortization increased 44% and 61% for the three and six months ended December 31, 2013, respectively, as compared to the corresponding periods of fiscal 2013, primarily due to the consolidation of Sky Deutschland, including the amortization of acquired identifiable intangible assets.

Equity earnings of affiliates – Equity earnings of affiliates decreased $3 million and $40 million for the three and six months ended December 31, 2013, respectively, as compared to the corresponding periods of fiscal 2013, primarily due to lower results at the DBS equity affiliates, partially offset by the improved results at the other equity affiliates. The decreases in DBS equity affiliates’ results were driven by lower results and gains at British Sky Broadcasting Group plc (“BSkyB”). The Company’s participation in BSkyB’s share repurchase program resulted in lower gains which declined by approximately $80 million and $150 million for the three and six months ended December 31, 2013, respectively. The decreases were partially offset by the absence of equity losses due to the consolidation of Sky Deutschland in January 2013 and improved contributions from Hulu LLC (“Hulu”), due to the absence of charges associated with the redemption of Providence Equity Partners’ equity interest in October 2012.

	For the three months ended December 31,			For the six months ended December 31,
	2013	2012	% Change	2013	2012	% Change
	(in millions, except %)
DBS equity affiliates	$181	$239	(24)%	$271	$433	(37)%
Cable channel equity affiliates	(2)	(29)	93%	3	(40)	**
Other equity affiliates	(11)	(39)	72%	(14)	(93)	85%
Equity earnings of affiliates	$168	$171	(2)%	$260	$300	(13)%

**	not meaningful

Interest expense, net – Interest expense, net increased $10 million and $21 million for the three and six months ended December 31, 2013, respectively, as compared to the corresponding periods of fiscal 2013, primarily due to the issuance of $300 million of 4.00% Senior Notes due 2023 and $700 million of 5.40% Senior Notes due 2043 in September 2013 as well as increased net interest expense related to the consolidation of Sky Deutschland debt.

Other, net –

	For the three months ended December 31,		For the six months ended December 31,
	2013	2012	2013	2012
	(in millions)
Gain on sale of investments in NDS(a)	$-	$-	$-	$1,446
Gain on sale of investment in Phoenix (a)	199	-	199	-
Gain on Fox Sports Asia transaction(b)	-	174	-	174
Change in fair value of Sky Deutschland convertible securities(b)	-	51	-	58
Shareholder litigation settlement(c)	-	-	111	-
Restructuring(d)	(2)	(2)	(84)	(5)
Investment impairment losses(e)	(13)	-	(67)	-
Loss on sale of Baltimore station(b)	-	(25)	-	(92)
Other	7	(4)	(3)	(18)
Other, net	$191	$194	$156	$1,563

(a)	See Note 7 – Investments to the accompanying unaudited consolidated financial statements.
(b)	See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying unaudited consolidated financial statements.
(c)	See Note 14 – Commitments and Contingencies to the accompanying unaudited consolidated financial statements.
(d)

The Company recorded $84 million of restructuring charges in the six months ended December 31, 2013 for contract termination costs primarily related to cost structure efficiency enhancement initiatives at the DBS segment.

(e)

The write-downs of investments were taken as a result of either the deteriorating financial position of the investee or due to a permanent impairment resulting from sustained losses and limited prospects for recovery.

Income tax expense – The Company’s effective income tax rate for both the three and six months ended December 31, 2013 was 27%.  For the three months ended December 31, 2013, the rate was lower than the statutory rate of 35% primarily due to a 4% rate reduction from the Company’s foreign operations due to tax credits and deductions arising from a corporate restructuring and a 4% rate reduction primarily as a result of the Phoenix sale due to movements in related valuation allowances.   These factors also reduced the rate to 27% for the six months ended December 31, 2013.

The Company's effective income tax rate for the three and six months ended December 31, 2012 was 27% and 17%, respectively.  For the three months ended December 31, 2012, the rate was lower than the statutory rate of 35%, primarily due to a 4% rate reduction from the Company’s foreign operations due to tax credits and deductions arising from a corporate restructuring and a 4% rate reduction as a result of non-taxable gains related to the consolidation of Fox Sports Asia. Also contributing to the difference for the six months ended December 31, 2012, was a 5% rate reduction as a result of the sale of the remaining investment in NDS Group Limited (“NDS”) and a 5% rate reduction for the utilization of foreign tax credit carryforwards in connection with the NDS transaction.

Income from discontinued operations, net of tax — For the three and six months ended December 31, 2013, the Company recorded income from discontinued operations of $225 million and $712 million, respectively, as compared to income of $1.3 billion in the corresponding periods of fiscal 2013. The changes were primarily due to the recognition of a net tax refund from News Corp in accordance with the tax sharing and indemnification agreement and the absence of income from the discontinued operation as a result of the Separation in the prior year.

Net income – Net income decreased for the three and six months ended December 31, 2013 as compared to the corresponding periods of fiscal 2013, primarily due to the absence of the gain on the sale of NDS in July 2012 and income from discontinued operations, as noted above, partially offset by increased OIBDA growth.

Net income attributable to noncontrolling interests – Net income attributable to noncontrolling interests decreased for the three and six months ended December 31, 2013 as compared to the corresponding periods of fiscal 2013, primarily due to the inclusion of the noncontrolling interests’ share of Sky Deutschland’s net losses on its consolidation.

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

The following tables reconcile Total Segment OIBDA to Income from continuing operations before income tax expense for the three and six months ended December 31, 2013 as compared to the three and six months ended December 31, 2012.

	For the three months ended December 31,
	2013	2012	Change	% Change
	(in millions, except %)
Revenues	$8,163	$7,107	$1,056	15%
Operating expenses	(5,551)	(4,518)	(1,033)	23%
Selling, general and administrative	(1,086)	(998)	(88)	9%
Amortization of cable distribution investments	18	23	(5)	(22)%
Total Segment OIBDA	1,544	1,614	(70)	(4)%
Amortization of cable distribution investments	(18)	(23)	5	(22)%
Depreciation and amortization	(260)	(181)	(79)	44%
Equity earnings of affiliates	168	171	(3)	(2)%
Interest expense, net	(274)	(264)	(10)	4%
Interest income	7	16	(9)	(56)%
Other, net	191	194	(3)	(2)%
Income from continuing operations before income tax expense	$1,358	$1,527	$(169)	(11)%

	For the six months ended December 31,
	2013	2012	Change	% Change
	(in millions, except %)
Revenues	$15,224	$13,110	$2,114	16%
Operating expenses	(9,998)	(8,033)	(1,965)	24%
Selling, general and administrative	(2,104)	(1,918)	(186)	10%
Amortization of cable distribution investments	40	44	(4)	(9)%
Total Segment OIBDA	3,162	3,203	(41)	(1)%
Amortization of cable distribution investments	(40)	(44)	4	(9)%
Depreciation and amortization	(573)	(355)	(218)	61%
Impairment charges	-	(35)	35	(100)%
Equity earnings of affiliates	260	300	(40)	(13)%
Interest expense, net	(546)	(525)	(21)	4%
Interest income	15	31	(16)	(52)%
Other, net	156	1,563	(1,407)	(90)%
Income from continuing operations before income tax expense	$2,434	$4,138	$(1,704)	(41)%

	For the three months ended December 31, 2013		For the six months ended December 31, 2013
	Revenues	Segment OIBDA	Revenues	Segment OIBDA
	(in millions)
Cable Network Programming	$2,964	$1,038	$5,774	$2,029
Television	1,630	218	2,678	449
Filmed Entertainment	2,477	337	4,597	665
Direct Broadcast Satellite Television	1,517	30	2,907	220
Other, Corporate and Eliminations	(425)	(79)	(732)	(201)
Total	$8,163	$1,544	$15,224	$3,162

	For the three months ended December 31, 2012		For the six months ended December 31, 2012
	Revenues	Segment OIBDA	Revenues	Segment OIBDA
	(in millions)
Cable Network Programming	$2,598	$1,014	$5,101	$2,029
Television	1,543	245	2,515	423
Filmed Entertainment	2,324	424	4,261	857
Direct Broadcast Satellite Television	912	55	1,740	150
Other, Corporate and Eliminations	(270)	(124)	(507)	(256)
Total	$7,107	$1,614	$13,110	$3,203

Cable Network Programming (38% and 39% of the Company’s consolidated revenues in the first six months of fiscal 2014 and 2013, respectively)

For the three and six months ended December 31, 2013, revenues at the Cable Network Programming segment increased $366 million, or 14%, and $673 million, or 13%, respectively, as compared to the corresponding periods of fiscal 2013, primarily due to higher net affiliate and advertising revenues as shown below:

	For the three months ended December 31, 2013 % Increase/(Decrease)	For the six months ended December 31, 2013 % Increase/(Decrease)

Affiliate Fees	17%	17%
Advertising	7%	9%
Other	15%	(8)%
Total	14%	13%

These revenue increases are net of decreases of approximately $60 million and $110 million for the three and six months ended December 31, 2013, respectively, as compared to the corresponding periods of fiscal 2013 due to the strengthening of the U.S. dollar against local currencies and in the six months ended December 31, 2013, due to the absence of distributor credits recorded in fiscal 2013.

Domestic net affiliate revenues increased 15% and 12% for the three and six months ended December 31, 2013, respectively, as compared to the corresponding periods of fiscal 2013.  Approximately one-half of the increase in each respective period is due to higher average rates per subscriber across most channels. Also contributing to this increase was the absence of distributor allowances as a result of the 2012-2013 NHL lockout in fiscal 2013, the new channels, such as Fox Sports 1 and FXX, and additional subscribers due to the acquisition of SportsTime Ohio. Domestic advertising revenues increased 7% and 6% for the three and six months ended December 31, 2013, respectively, as compared to the corresponding periods of fiscal 2013 primarily due to the investment in the new channels and additional NHL games in the current period partially offset by lower political related advertising at Fox News Channel. Also contributing to the six months ended December 31, 2013 variance were increases in advertising revenues due to higher pricing and volume at FX, the National Geographic Channels and the RSNs.

For the three and six months ended December 31, 2013, international net affiliate revenues increased 22% and 31%, respectively, and international advertising revenues increased 9% and 14%, respectively, as compared to the corresponding periods of fiscal 2013.  In each of the respective periods, approximately one-half of the international affiliate revenues’ increase and the majority of the international cable channel’s advertising revenues’ growth were due to local currency growth at the non-sports channels at FIC and STAR. The balance of the growth was attributable to the consolidation of Fox Sports Asia, the acquisition of EMM and the investment in new programming, partially offset by an adverse impact from the strengthened U.S. dollar against local currencies.

For the three months ended December 31, 2013, Segment OIBDA at the Cable Network Programming segment increased $24 million, or 2%, as compared to the corresponding periods of fiscal 2013, primarily due to the revenue increases noted above, partially offset by expense increases of $342 million, or 22%.  For the six months ended December 31, 2013, Segment OIBDA at the Cable Network Programming segment remained consistent as compared to the corresponding periods of fiscal 2013, as increased expenses of $673 million, or 22%, offset the increased revenues noted above.  In each respective period, approximately two-thirds of the operating expense increases were due to the Acquisitions and continued investment in new channels and programming, including Fox Sports 1, FXX and STAR Sports channels in India.  The remaining expense increases were due to additional NHL games in the current period and higher programming costs principally at FIC and STAR.  These changes in Segment OBDIA are net of decreases of approximately $30 million and $55 million for the three and six months ended December 31, 2013, respectively, as compared to the corresponding periods of fiscal 2013 due to the strengthening of the U.S. dollar against local currencies.

Television (18% and 19% of the Company’s consolidated revenues in the first six months of fiscal 2014 and 2013, respectively)

For the three and six months ended December 31, 2013, revenues at the Television segment increased $87 million, or 6%, and $163 million, or 6%, respectively, as compared to the corresponding periods of fiscal 2013, primarily due to higher affiliate fee revenues resulting from higher retransmission consent revenues which increased by approximately 55% and 75% for the three and six months ended December 31, 2013, respectively.  Advertising revenues increased slightly compared to the corresponding periods of fiscal 2013.  The positive impact from higher pricing and ratings, driven by the strong NFL regular season and the MLB post season, including two additional MLB World Series games in the current year, were partially offset by lower political advertising due to the benefit in fiscal 2013 from the 2012 elections and the impact of lower primetime ratings led by declines at X-Factor.

For the three months ended December 31, 2013, Segment OIBDA at the Television Segment decreased $27 million, or 11%, as compared to the corresponding period of fiscal 2013, primarily due to higher expenses of $114 million, or 9%, partially offset by the revenue increases noted above.  For the six months ended December 31, 2013, Segment OIBDA at the Television Segment increased $26 million, or 6%, as compared to the corresponding period of fiscal 2013, primarily due to the revenue increases noted above, partially offset by an increase in expenses of $137 million, or 7%.  Operating expenses increased by approximately $100 million and $105 million for the three and six months ended December 31, 2013, respectively.  These increases were primarily due to higher sports programming costs primarily related to the two additional MLB World Series games in the current year, higher programming costs and increased marketing costs to support the launch of new television series such as Almost Human.  Also contributing to the six months ended December 31, 2013 variance was higher marketing costs associated with new television series such as Sleepy Hollow.

Filmed Entertainment (30% and 33% of the Company’s consolidated revenues in the first six months of fiscal 2014 and 2013, respectively)

For the three and six months ended December 31, 2013, revenues at the Filmed Entertainment segment increased $153 million, or 7%, and $336 million, or 8%, respectively, as compared to the corresponding periods of fiscal 2013, primarily due to higher sales of television content. Contributing to these increases were higher network and syndication revenues primarily due to Modern Family,

Glee and White Collar and higher revenues from delivery of new shows and distribution revenues which were primarily due to The Bridge in the six months ended December 31, 2013. Also contributing to the revenue increase for the six months ended December 31, 2013 was higher digital distribution revenue as a result of additional content being made available, including New Girl. The three and six months ended December 31, 2013 included the worldwide theatrical and home entertainment success of The Wolverine, Turbo and The Heat and the home entertainment success of The Croods as compared to the corresponding fiscal 2013 periods which included the worldwide theatrical success of Taken 2 and Life of Pi and worldwide theatrical and home entertainment success of Ice Age: Continental Drift and Prometheus.

For the three and six months ended December 31, 2013, Segment OIBDA at the Filmed Entertainment segment decreased $87 million, or 21%, and $192 million, or 22%, respectively, primarily due to the contribution of Ice Age: Continental Drift and Taken 2 in fiscal 2013 with no comparable movies in fiscal 2014.  Also contributing to the decreases were higher expenses of $240 million, or 13%, and $528 million, or 16%, for the three and six months ended December 31, 2013, respectively, partially offset by the revenue increases noted above. Operating expenses increased by approximately $235 million and $500 million for the three and six months ended December 31, 2013, respectively, primarily due to higher production amortization and participation costs related to the television production businesses and higher releasing costs for The Secret Life of Walter Mitty, Walking with Dinosaurs and The Counselor.

Direct Broadcast Satellite Television (19% and 13% of the Company’s consolidated revenues in the first six months of fiscal 2014 and 2013, respectively)

For the three and six months ended December 31, 2013, revenues at the Direct Broadcast Satellite Television segment increased $605 million, or 66%, and $1,167 million, or 67%, respectively, as compared to the corresponding periods of fiscal 2013, primarily due to the inclusion of $564 million and $1,085 million in revenues for the three and six months ended December 31, 2013, respectively, resulting from the consolidation of Sky Deutschland.  The balance of the increases was primarily due to the weakening of the U.S. dollar against the Euro, which resulted in revenue increases of approximately $45 million and $95 million for the three and six months ended December 31, 2013, respectively, as compared to the corresponding periods of fiscal 2013.

SKY Italia’s ending subscriber base of 4.8 million for the three and six months ended December 31, 2013 was consistent with the corresponding periods of fiscal 2013. The total churn for the three and six months ended December 31, 2013 was approximately 122,000 and 246,000 subscribers on an average subscriber base of 4.8 million, respectively, as compared to churn of approximately 161,000 and 330,000 subscribers on average subscriber bases of 4.8 and 4.9 million, respectively, in the corresponding periods of fiscal 2013. Sky Deutschland had a net increase of approximately 138,000 and 214,000 subscribers during the three and six months ended December 31, 2013, respectively, increasing the total direct subscriber base to 3.7 million. The total churn for the three and six months ended December 31, 2013 was approximately 106,000 and 215,000 subscribers on an average subscriber base of 3.6 million, respectively, as compared to churn of approximately 109,000 and 217,000 subscribers on average subscriber bases of 3.3 million and 3.2 million, respectively, in the corresponding periods of fiscal 2013. Subscriber churn for the period represents the number of subscribers whose service was disconnected during the period.

SKY Italia’s average revenue per subscriber (“ARPU”) of approximately €42 for the three and six months ended December 31, 2013, was consistent with the corresponding periods of fiscal 2013. Sky Deutschland’s ARPU of approximately €35 and €34 for the three and six months ended December 31, 2013, respectively, increased from approximately €33 and €32 in the corresponding periods of fiscal 2013, primarily due to upgrades in services. ARPU is calculated by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue, if any, for the period.  Average subscribers are calculated for the respective periods by adding the beginning and ending subscribers for the period and dividing by two.

SKY Italia’s subscriber acquisition costs per subscriber (“SAC”) of approximately €400 and €415 for the three and six months ended December 31, 2013, respectively, decreased from approximately €460 and €440 for the corresponding periods of fiscal 2013, primarily due to lower marketing costs on a per subscriber basis. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross subscribers added during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly to subscribers and the costs related to installation and acquisition advertising net of any upfront activation fee. SAC excludes the value of equipment capitalized under equipment lease programs, as well as payments and the value of returned equipment related to disconnected lease program subscribers.

For the three months ended December 31, 2013, Segment OIBDA at the DBS segment decreased $25 million as compared to the corresponding period of fiscal 2013, primarily due to the inclusion of Sky Deutschland, including costs for Bundesliga, partially offset by an increase of approximately $25 million at SKY Italia due to lower marketing and operating costs. For the six months ended December 31, 2013, Segment OIBDA at the DBS segment increased $70 million as compared to the corresponding period of fiscal

2013, primarily due to increases at SKY Italia related to lower programming and marketing costs partially offset by the inclusion of Sky Deutschland, including costs for Bundesliga. Programming costs at SKY Italia were lower during the six months ended December 31, 2013 as compared to the corresponding period of fiscal 2013 due to the absence of costs related to the London Olympics in fiscal 2013 partially offset by increased costs for Formula One rights.  During the three and six months ended December 31, 2013, the weakening of the U.S. dollar against the Euro contributed $4 million and $13 million, respectively, to Segment OIBDA as compared to fiscal 2013.

Other, Corporate and Eliminations ((5)% and (4)% of the Company’s consolidated revenues in the first six months of fiscal 2014 and 2013, respectively)

For the three and six months ended December 31, 2013, revenues at the Other, Corporate and Eliminations segment decreased $155 million, or 57%, and $225 million, or 44%, respectively, as compared to the corresponding periods of fiscal 2013, primarily due to higher intercompany eliminations and the exclusion of revenues from the Company’s digital media business due to its disposition in the third quarter of fiscal 2013.

For the three and six months ended December 31, 2013, Segment OIBDA results at the Other, Corporate and Eliminations segment improved $45 million, or 36%, and $55 million, or 21%, respectively, as compared to the corresponding periods of fiscal 2013, primarily due to lower compensation expenses and legal fees.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has a five-year unused $2 billion revolving credit facility, which expires in May 2017, and has access to various film co-production alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of December 31, 2013, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television products.

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

The Company entered into a separation and distribution agreement with News Corp (“Separation and Distribution Agreement”) pursuant to which the Company agreed to provide a cash contribution to News Corp, immediately prior to the Separation, so that as of the Separation, News Corp would have approximately $2.6 billion of cash on hand. Accordingly, immediately prior to the Separation, the Company distributed approximately $2.4 billion to News Corp, which was comprised of $1.6 billion in cash funding and approximately $800 million that was held by News Corp’s subsidiaries immediately prior to the Separation. The Company made a final cash distribution of $217 million in September 2013, pursuant to the Separation and Distribution Agreement.

In addition to the acquisitions, sales and possible acquisitions disclosed elsewhere, the Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

Sources and Uses of Cash

Net cash provided by operating activities for the six months ended December 31, 2013 and 2012 was as follows (in millions):

For the six months ended December 31,	2013	2012
Net cash provided by operating activities	$548	$992

The decrease in net cash provided by operating activities during the six months ended December 31, 2013 as compared to the corresponding period of fiscal 2013 primarily reflects higher production spending and participation payments at the Film Entertainment segment and higher income taxes paid.

Net cash (used in) provided by investing activities for the six months ended December 31, 2013 and 2012 was as follows (in millions):

For the six months ended December 31,	2013	2012
Net cash (used in) provided by investing activities	$(245)	$274

The change in net cash used in investing activities during the six months ended December 31, 2013 as compared to the corresponding period of fiscal 2013 was primarily due to the absence of acquisitions and dispositions in fiscal 2014. In the six months ended December 31, 2012, the Company received cash proceeds from the sale of NDS in July 2012 of approximately $1.9 billion and purchased a 49% equity interest in the YES Network for $834 million as well as acquired 51% of EMM and the remaining 50% of Fox Sports Asia it did not already own in November 2012 for approximately $545 million.

Net cash used in financing activities for the six months ended December 31, 2013 and 2012 was as follows (in millions):

For the six months ended December 31,	2013	2012
Net cash used in financing activities	$(1,164)	$(586)

The change in net cash used in financing activities during the six months ended December 31, 2013 as compared to the corresponding period of fiscal 2013 was primarily due to an increase in cash used for share repurchases of approximately $300 million and higher dividends paid of approximately $100 million as a result of an increase in the dividend rate.

In August 2013, the Board authorized the repurchase of $4 billion of Class A Common Stock, excluding commissions, which replaced the remaining authorized amount under the stock repurchase program. The Company intends to complete this stock repurchase program by August 2014.

Debt Instruments

The following table summarizes borrowings and repayment of borrowings for the six months ended December 31, 2013 and 2012.

	For the six months ended December 31,
	2013	2012
	(in millions)
Borrowings:(a)
Notes due September 2022	$-	$987
Notes due September 2023 and due September 2043	987	-
Total borrowings	$987	$987

(a)	See Note 10 – Borrowings to the accompanying unaudited consolidated financial statements for further discussion.

Ratings of the public debt

The table below summarizes the Company’s credit ratings as of December 31, 2013.

Rating Agency	Senior Debt	Outlook
Moody's	Baa1	Stable
S&P	BBB+	Stable

Revolving Credit Agreement

In May 2012, 21CFA (formerly known as News America, Inc.), entered into a credit agreement (the “Credit Agreement”), among 21CFA as Borrower, the Company as Parent Guarantor, the lenders named therein, the initial issuing banks named therein, JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) and Citibank, N.A. as Co-Administrative Agents, JPMorgan Chase as Designated Agent and Bank of America, N.A. as Syndication Agent. The Credit Agreement provides a $2 billion unsecured revolving credit facility with a sub-limit of $400 million (or its equivalent in Euros) available for the issuance of letters of credit and a maturity date of May 2017. Under the Credit Agreement, the Company may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion and the Company may request that the maturity date be extended for up to two additional one-year periods. Borrowings are issuable in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The significant terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. Fees under the Credit Agreement will be based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current debt ratings, 21CFA pays a facility fee of 0.125% and an initial drawn cost of LIBOR plus 1.125%.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. Except for the issuance of 4.00% and 5.40% Senior Notes due 2023 and 2043, respectively (See Note 10 – Borrowings in the accompanying unaudited consolidated financial statements), the Company’s commitments as of December 31, 2013 have not changed significantly from disclosures included in the 2013 Form 10-K.

Guarantees

The Company’s guarantees as of December 31, 2013 have not changed significantly from disclosures included in the 2013 Form 10-K.

Contingencies

Other than as disclosed in the notes to the accompanying unaudited consolidated financial statements, the Company is party to several other purchase and sale arrangements which become exercisable by the Company or the counter-party to the agreement. None of these arrangements that become or are exercisable in the next twelve months are material. Purchase arrangements that are exercisable by the counter-party to the agreement, and that are outside the sole control of the Company, are accounted for in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity.” Accordingly, the fair values of such purchase arrangements are classified in redeemable noncontrolling interests.

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

Recent Accounting Pronouncements

See Note 1 – Basis of Presentation to the accompanying unaudited consolidated financial statements for discussion of recent accounting pronouncements.

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

At December 31, 2013 and June 30, 2013, the Company’s outstanding financial instruments with foreign currency exchange rate risk consisted of foreign currency forward contracts with fair values of $(17) million and $3 million, respectively, and foreign denominated debt with fair values of $(134) million and $(137) million, respectively. In addition, there are certain Euro denominated interest rate swap contracts that were entered into during July 2013 that have immaterial fair values as of December 31, 2013. The aggregate fair value of the foreign denominated debt, interest rate swaps and foreign currency forward contracts with foreign exchange rate risk at December 31, 2013 and June 30, 2013 was $(153) million and $(134) million, respectively. The aggregate notional amount of the foreign denominated debt, interest rate swaps and foreign currency forward contracts with foreign currency exchange rate risk at December 31, 2013 and June 30, 2013 was $1,263 million and $842 million, respectively. The increase in notional amounts is primarily due to (i) the new interest rate swap contracts and (ii) the net impact of entering into new and settling expiring foreign currency forward contracts. The potential change in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates at December 31, 2013 and June 30, 2013 would be $43 million and $79 million, respectively.

Interest Rates

The Company’s current financing arrangements and facilities include $17,163 million of outstanding fixed-rate debt, approximately €225 million of Sky Deutschland’s outstanding five-year bank credit facility which carries variable rate debt and the Credit Agreement, which also carries variable rate interest. As noted above, the Company also entered into interest rate swap contracts during July 2013. Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. As of December 31, 2013, substantially all of the Company’s financial instruments with exposure to interest rate risk were denominated in U.S. dollars and had an aggregate fair value of $19,937 million. The potential change in fair market value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be $895 million at December 31, 2013.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity method affiliates and had an aggregate fair value of $8,709 million as of December 31, 2013. A hypothetical decrease in the market price of these investments of 10% would result in a fair value of $7,838 million. Such a hypothetical decrease would not result in a material before tax decrease in comprehensive income, as any changes in fair value of the Company’s equity method affiliates are not recognized unless deemed other-than-temporary.

Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk at December 31, 2013 or June 30, 2013 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At December 31, 2013, the Company did not anticipate nonperformance by any of the counterparties.

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Shareholder Litigation

Southern District of New York

On July 19, 2011, a purported class action lawsuit captioned Wilder v. News Corp., et al. (“Wilder Litigation”), was filed on behalf of all purchasers of the Company’s common stock between March 3, 2011 and July 11, 2011, in the United States District Court for the Southern District of New York. The plaintiff brought claims under Section 10(b) and Section 20(a) of the Securities Exchange Act, alleging that false and misleading statements were issued regarding the alleged acts of voicemail interception at The News of the World. The suit names as defendants the Company, Rupert Murdoch, James Murdoch and Rebekah Brooks, and seeks compensatory damages, rescission for damages sustained, and costs. On June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff and Robbins Geller Rudman & Dowd as lead counsel. Thereafter, on July 3, 2012, the court issued an order providing that an amended consolidated complaint shall be filed by July 31, 2012. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants NI Group Limited (now known as News Corp UK & Ireland Limited) and Les Hinton, and expanded the class period to include February 15, 2011 to July 18, 2011. The defendants have filed motions to dismiss the complaint which are pending. The Company’s management believes the claims in the Wilder Litigation are entirely without merit, and intends to vigorously defend those claims.

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

Changes in U.S. or Foreign Regulations May Have an Adverse Effect on the Company’s Business.

The Company is subject to a variety of U.S. and foreign regulations in the jurisdictions in which its businesses operate. In general, the television broadcasting and multichannel video programming and distribution industries in the United States are highly regulated by federal laws and regulations issued and administered by various federal agencies, including the FCC. The FCC generally regulates, among other things, the ownership of media, broadcast and multichannel video programming and technical operations of broadcast licensees. Our program services and online properties are subject to a variety of laws and regulations, including those relating to issues such as content regulation, user privacy and data protection, and consumer protection, among others. Further, the United States Congress, the FCC and state legislatures currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters, including technological changes and measures relating to privacy and data security, which could, directly or indirectly, affect the operations and ownership of the Company’s U.S. media properties. Similarly, changes in interpretations of law or in regulations imposed by governments in other jurisdictions in which the Company, or entities in which the Company has an interest, operate could adversely affect its business and results of operations.

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

To preserve the tax-free treatment of the distribution and the internal transactions in connection with the distribution for U.S. federal income tax purposes, under the tax sharing and indemnification agreement that we entered into with News Corp, we will be prohibited from taking or failing to take certain actions that may prevent the distribution and related transactions from being tax-free for U.S. federal income tax purposes. Further, for the two-year period following the distribution, we may be prohibited from:

—	approving or allowing any transaction that results in a change in ownership of more than a specified percentage of our common stock,
—	a merger,
—	a redemption of equity securities exceeding 20% of its outstanding capital stock,
—	a sale or other disposition of certain businesses or a specified percentage of our assets, or
—	an acquisition of a business or assets with equity securities to the extent one or more persons would acquire in excess of a specified percentage of our common stock

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

Certain of our directors and executive officers own shares of News Corp’s common stock, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, certain of our officers and directors also serve as officers and/or as directors of News Corp, including our Chairman and Chief Executive Officer K. Rupert Murdoch, who serves as News Corp Executive Chairman, and our Group General Counsel Gerson Zweifach, who serves as News Corp’s General Counsel. This ownership or service to both companies may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for News Corp and us.

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

The remaining authorized amount under the Company’s stock repurchase program as of December 31, 2013, excluding commissions, was approximately $2.6 billion.

The program may be modified, extended, suspended or discontinued at any time.

Below is a summary of the Company’s purchases of its Class A Common Stock during the three months ended December 31, 2013:

	Total Number of Shares Purchased	Average Price per Share	Total Cost of Purchase
			(in millions)
October	10,598,868	$33.68	$357
November	6,232,547	33.53	209
December	7,658,272	33.43	256
Total	24,489,687		$822

The Company did not purchase any of its Class B Common Stock during the three months ended December 31, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM  4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)	Exhibits.

10.1

Twenty-First Century Fox, Inc. 2013 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on October 18, 2013).

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2013 and 2012; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2013 and 2012; (iii) Consolidated Balance Sheets at December 31, 2013 (unaudited) and June 30, 2013 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 2013 and 2012; and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWENTY-FIRST CENTURY FOX, INC.
(Registrant)
By:	/s/ John Nallen
John Nallen
Senior Executive Vice President and
Chief Financial Officer

Date: February 6, 2014