Form 10-Q
period 2014-03-31
TWENTY-FIRST CENTURY FOX, INC.
filed 2014-05-08
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

TWENTY-FIRST CENTURY FOX, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 2, 2014, 1,427,837,712 shares of Class A Common Stock, par value $0.01 per share, and 798,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

TWENTY-FIRST CENTURY FOX, INC.

FORM 10-Q

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended March 31,		For the nine months ended March 31,
	2014	2013	2014	2013
Revenues	$8,219	$7,353	$23,443	$20,463
Operating expenses	(5,475)	(4,826)	(15,473)	(12,859)
Selling, general and administrative	(978)	(980)	(3,082)	(2,898)
Depreciation and amortization	(267)	(214)	(840)	(569)
Impairment charges	-	-	-	(35)
Equity earnings of affiliates	170	132	430	432
Interest expense, net	(284)	(277)	(830)	(802)
Interest income	6	8	21	39
Other, net	(33)	2,109	123	3,672
Income from continuing operations before income tax expense	1,358	3,305	3,792	7,443
Income tax expense	(269)	(728)	(929)	(1,437)
Income from continuing operations	1,089	2,577	2,863	6,006
(Loss) income from discontinued operations, net of tax	(16)	321	696	1,625
Net income	1,073	2,898	3,559	7,631
Less: Net income attributable to noncontrolling interests	(20)	(44)	(44)	(163)
Net income attributable to Twenty-First Century Fox, Inc. stockholders	$1,053	$2,854	$3,515	$7,468

Earnings Per Share Data

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders	$1,069	$2,533	$2,819	$5,843

Weighted average shares:
Basic	2,252	2,324	2,279	2,344
Diluted	2,256	2,330	2,283	2,348
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share:
Basic	$0.47	$1.09	$1.24	$2.49
Diluted	$0.47	$1.09	$1.23	$2.49
Net income attributable to Twenty-First Century Fox, Inc. stockholders per share:
Basic	$0.47	$1.23	$1.54	$3.19
Diluted	$0.47	$1.22	$1.54	$3.18

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the three months ended March 31,		For the nine months ended March 31,
	2014	2013	2014	2013
Net income	$1,073	$2,898	$3,559	$7,631
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	21	(433)	588	(152)
Unrealized holding gains (losses) on securities	5	(27)	(134)	(25)
Benefit plan adjustments	10	13	23	41
Other comprehensive income (loss), net of tax	36	(447)	477	(136)
Comprehensive income	1,109	2,451	4,036	7,495
Less: Net income attributable to noncontrolling interests(a)	(20)	(44)	(44)	(163)
Less: Other comprehensive income attributable to noncontrolling interests	(4)	-	(134)	(2)
Comprehensive income attributable to Twenty-First Century Fox, Inc. stockholders	$1,085	$2,407	$3,858	$7,330
(a)

Net income attributable to noncontrolling interests includes $26 million for the three months ended March 31, 2014 and 2013 and $74 million for the nine months ended March 31, 2014 and 2013 relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of March 31, 2014	As of June 30, 2013
	(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents	$5,517	$6,659
Receivables, net	6,314	5,459
Inventories, net	3,387	2,784
Other	431	665
Total current assets	15,649	15,567
Non-current assets:
Receivables	456	437
Investments	2,908	3,704
Inventories, net	6,541	5,371
Property, plant and equipment, net	2,942	2,829
Intangible assets, net	8,294	5,064
Goodwill	17,918	17,255
Other non-current assets	585	717
Total assets	$55,293	$50,944
Liabilities and Equity:
Current liabilities:
Borrowings	$797	$137
Accounts payable, accrued expenses and other current liabilities	4,434	4,434
Participations, residuals and royalties payable	1,881	1,663
Program rights payable	1,921	1,524
Deferred revenue	682	677
Total current liabilities	9,715	8,435
Non-current liabilities:
Borrowings	18,257	16,321
Other liabilities	3,100	3,264
Deferred income taxes	2,723	2,280
Redeemable noncontrolling interests	534	519
Commitments and contingencies
Equity:
Class A common stock(a)	14	15
Class B common stock(b)	8	8
Additional paid-in capital	15,200	15,840
Retained earnings and accumulated other comprehensive income	2,241	1,135
Total Twenty-First Century Fox, Inc. stockholders' equity	17,463	16,998
Noncontrolling interests	3,501	3,127
Total equity	20,964	20,125
Total liabilities and equity	$55,293	$50,944
(a)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,438,450,783 shares and 1,517,670,765 shares issued and outstanding, net of 123,687,371 treasury shares at par, at March 31, 2014 and June 30, 2013, respectively.

(b)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 356,993,807 treasury shares at par, at March 31, 2014 and June 30, 2013.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the nine months ended March 31,
	2014	2013
Operating activities:
Net income	$3,559	$7,631
Less: Income from discontinued operations, net of tax	696	1,625
Income from continuing operations:	2,863	6,006
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	840	569
Amortization of cable distribution investments	61	67
Equity earnings of affiliates	(430)	(432)
Cash distributions received from affiliates	223	192
Impairment charges	-	35
Other, net	(123)	(3,672)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(680)	(233)
Inventories, net	(1,457)	(964)
Accounts payable and other liabilities	284	817
Net cash provided by operating activities from continuing operations	1,581	2,385
Investing activities:
Property, plant and equipment	(470)	(400)
Acquisitions, net of cash acquired	(692)	(589)
Investments in equity affiliates	(72)	(615)
Other investments	(33)	(57)
Proceeds from dispositions	259	1,968
Net cash (used in) provided by investing activities from continuing operations	(1,008)	307
Financing activities:
Borrowings	987	1,277
Repayment of borrowings	(142)	(754)
Issuance of shares	66	170
Repurchase of shares	(2,752)	(1,834)
Dividends paid	(444)	(364)
Purchase of subsidiary shares from noncontrolling interests	(76)	-
Sale of subsidiary shares to noncontrolling interests	-	70
Distribution to News Corporation	(10)	-
Net cash used in financing activities from continuing operations	(2,371)	(1,435)
Net increase (decrease) in cash and cash equivalents from discontinued operations	608	(1,577)
Net decrease in cash and cash equivalents	(1,190)	(320)
Cash and cash equivalents, beginning of year	6,659	9,626
Exchange movement on opening cash balance	48	18
Cash and cash equivalents, end of period	$5,517	$9,324

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

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, it requires the Company to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, the Company is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 became effective for the Company for interim reporting periods beginning July 1, 2013. The adoption of ASU 2013-02 resulted in the disclosure of additional information within the notes to the consolidated financial statements. (See Note 12 – Stockholders’ Equity)

Issued

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)” (“ASU 2014-08”). The amendments in ASU 2014-08 provide guidance for the recognition of discontinued operations, change the requirements for reporting discontinued operations in ASC 205-20, “Discontinued Operations” (“ASC 205-20”) and require additional disclosures about discontinued operations. ASU 2014-08 is effective for the Company for interim reporting periods beginning July 1, 2015, however, early adoption is permitted. The Company is currently evaluating the impact ASU 2014-08 will have on its consolidated financial statements.

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

NOTE 3. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

During the nine months ended March 31, 2014 and fiscal year ended June 30, 2013, the Company completed a number of acquisitions as more fully described below. All of the Company’s acquisitions were accounted for under Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”), which requires, among other things, that an acquirer (i) remeasure any previously held equity interest in an acquiree at its acquisition date fair value and recognize any resulting gains or losses in earnings and (ii) record any non-controlling interests in an acquiree at their acquisition date fair values. Accordingly, several of the transactions described below resulted in the recognition of remeasurement gains since the Company acquired control of an acquiree in stages. Further, other transactions described below involved the Company acquiring control with an ownership stake of less than 100%. In those instances, the allocation of the excess purchase price reflects 100% of the fair value of the acquiree with the non-controlling interests recorded at fair value.

The below acquisitions all support the Company’s strategic priority of increasing its brand presence and reach in key international and domestic markets, acquiring greater control of investments that complement its portfolio of businesses and creating new pay-TV sports franchises. For those acquisitions where the accounting for the business combination is based on provisional amounts and the allocation of the excess purchase price is not final, the amounts allocated to intangibles and goodwill, the estimates of useful lives and the related amortization expense are subject to change pending the completion of final valuations of certain assets and liabilities. A change in the purchase price allocations and any estimates of useful lives could result in a change in the value allocated to the intangible assets that could impact amortization expense.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Plazamedia

In December 2013, Sky Deutschland AG (“Sky Deutschland”), a majority-owned consolidated subsidiary of the Company, agreed to acquire from Constantin Medien AG, a 100% interest in the production company PLAZAMEDIA TV and Film Produktion GmbH (“Plazamedia”) as well as a 25.1% equity stake in Sport1 GmbH and Constantin Sport Marketing GmbH for €57.5 million (approximately $80 million), net of cash acquired. Plazamedia is an established full-service provider for television and new media as well as one of the leading producers of sports television in the German-speaking markets. This transaction will be financed under Sky Deutschland’s credit agreement, as amended.  (See Note 10 – Borrowings)

Yankees Entertainment and Sports Network

In December 2012, the Company acquired a 49% equity interest in the Yankees Entertainment and Sports Network (“YES Network”), a Regional Sports Network (“RSN”) primarily broadcasting pre-season and regular season games for the New York Yankees and the Brooklyn Nets, for $584 million. Simultaneous with the closing of this transaction, the Company also paid approximately $250 million of upfront programming costs on behalf of the YES Network.  The Company accounted for its investment in the YES Network under the equity method of accounting.  The Company’s total investment of $834 million was allocated between tangible and intangible assets in accordance with ASC 323, “Investments – Equity Investments.”

On February 28, 2014, the Company acquired an additional 31% interest in the YES Network, increasing the Company’s ownership interest to 80%, for approximately $680 million, net of cash acquired, and subsequent to the acquisition, the Company has consolidated the balance sheet and operating results of the YES Network, including $1.7 billion in debt.  The remaining 20% of the YES Network not owned by the Company has been recorded at fair value of approximately $385 million based on the Company’s provisional valuation of the YES Network business using a market approach (a Level 3 measurement as defined in Note 8 – Fair Value).  The carrying amount of the Company’s previously held equity interest in the YES Network was revalued to its provisional fair value of approximately $860 million as of the acquisition date.  The aggregate excess purchase price has been preliminarily allocated, based on a provisional valuation of 100% of the YES Network, as follows: approximately $1.9 billion to intangible assets consisting of Multiple-System Operator (“MSO”) agreements with useful lives of 20 years and advertiser relationships with useful lives of 6 years, and the indefinite-lived YES Network trade name; approximately $1.7 billion to debt; approximately $1.5 billion representing the goodwill on the transaction; and other net assets. The goodwill reflects the synergies and increased market penetration expected from combining the operations of the YES Network and the Company.  Subsequent to the acquisition, the Company paid approximately $160 million of upfront programming costs on behalf of the YES Network.

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

Fox Sports Asia (formerly ESPN Star Sports)

In November 2012, the Company acquired the remaining 50% interest in ESPN Star Sports, now operating as Fox Sports Asia, that it did not already own for approximately $220 million, net of cash acquired. Fox Sports Asia is a leading sports broadcaster in Asia and the Company now, through its wholly owned subsidiaries, owns 100% of Fox Sports Asia. The carrying amount of the Company’s previously held equity interest in Fox Sports Asia was revalued to fair value as of the acquisition date, resulting in a non-taxable gain of $174 million which was included in Other, net in the unaudited consolidated statements of operations for the nine months ended March 31, 2013. The aggregate excess purchase price of $1,030 million, including the revalued previously held investment of $280 million and contract-related liabilities of approximately $450 million, has been allocated as follows: $190 million to amortizable intangible assets, primarily MSO agreements, with useful lives ranging from 8 to 15 years, and approximately $840 million representing the goodwill on the transaction.  The goodwill reflects the synergies and increased market penetration expected from combining the operations of Fox Sports Asia and the Company.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SportsTime Ohio

In December 2012, the Company acquired SportsTime Ohio, a RSN serving the Cleveland, Ohio market, for an estimated total purchase price, including post-closing costs, of approximately $285 million, of which $135 million was in cash. The balance of the purchase price represents the fair value of deferred payments and payments that are contingent upon achievement of certain performance objectives. The excess purchase price of approximately $275 million has been allocated as follows: $135 million to amortizable intangible assets, primarily MSO agreements, with useful lives ranging from 8 to 20 years, and approximately $140 million representing the goodwill on the transaction. The goodwill reflects the synergies and increased market penetration expected from combining the operations of the RSN and the Company.

Sky Deutschland

During the third quarter of fiscal 2013, the Company acquired, through a combination of a private placement and a rights offering, approximately 92 million additional shares of Sky Deutschland increasing the Company’s ownership interest to 55%. The remaining 45% of Sky Deutschland not owned by the Company has been recorded at fair value of approximately $2.3 billion, based on the closing price of its shares on the Frankfurt Stock Exchange on the date control was acquired (a Level 1 measurement as defined in Note 8 – Fair Value). The aggregate cost of shares acquired by the Company was approximately €410 million (approximately $550 million). The carrying amount of the Company’s previously held equity interest in Sky Deutschland was revalued to fair value as of the acquisition date, resulting in a gain of approximately $2.1 billion which was included in Other, net in the unaudited consolidated statements of operations for the three and nine months ended March 31, 2013. The aggregate excess purchase price has been allocated as follows: approximately $1.7 billion to intangible assets, primarily consisting of subscriber relationships, with a useful life of 11 years, and the indefinite-lived Sky trade name, approximately $4.3 billion representing the goodwill on the transaction and the related deferred tax liabilities. As of result of these transactions, the Company has the power to control Sky Deutschland and the results of Sky Deutschland were included in the Company’s consolidated results of operations beginning in January 2013. Prior to the acquisition of the additional 5% ownership interest, the Company accounted for its investment in Sky Deutschland under the equity method of accounting and the Company’s investment consisted of common stock, convertible bonds and loans.

The Company has guaranteed Sky Deutschland’s €300 million (approximately $415 million) five-year bank credit facility, of which €225 million (approximately $310 million) has been utilized and is included in Borrowings. In connection with the consolidation of Sky Deutschland, the Company assumed approximately $480 million in bank debt, which Sky Deutschland repaid in full during the third quarter of fiscal 2013. Additionally, the Company is the guarantor to the German Football League for Sky Deutschland’s Bundesliga broadcasting license for the 2013-2014 to 2016-2017 seasons in an amount up to 50% of the license fee per season and the Company has also agreed to extend the maturity of existing shareholder loans that were issued before it became a consolidated subsidiary.

In January 2011, the Company purchased a convertible bond from Sky Deutschland for approximately $225 million. The Company currently has the right to convert the bonds into 53.9 million underlying Sky Deutschland shares, subject to certain black-out periods. If not converted, the Company will redeem the bonds for cash upon their maturity in January 2015. The convertible bonds were separated into their host and derivative financial instrument components. Prior to Sky Deutschland becoming a consolidated subsidiary, both the host and derivative financial instrument components were recorded at their estimated fair value in Investments in the consolidated balance sheets. The change in estimated fair value of the derivative instrument resulted in a gain of $58 million which was recorded in Other, net in the Company’s unaudited consolidated statements of operations for the nine months ended March 31, 2013. Subsequent to becoming a consolidated subsidiary, the convertible loan was effectively settled as a pre-existing relationship under the provisions of ASC 805-10-25-21 with the carrying amount of the asset for the derivative component written off as a settlement loss which was included in Other, net in the unaudited consolidated statements of operations for the three and nine months ended March 31, 2013.

Other

In May 2012, the Company renewed its existing FOX affiliation agreement with a major FOX affiliate group (“Network Affiliate”). As part of the transaction, the Company received cash consideration of $50 million and the Network Affiliate had an option to buy the Company’s Baltimore station. Network Affiliate exercised its option to purchase the Baltimore television station and the Company recognized a loss on the transaction, of which $92 million was included in Other, net in the unaudited consolidated statements of operations for the nine months ended March 31, 2013. The Company is amortizing the $50 million received from the Network Affiliate over the term of the affiliation agreement.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Effective June 28, 2013, the Separation qualified for discontinued operations treatment in accordance with ASC 205-20, and accordingly the Company deconsolidated News Corp’s balance sheet as of June 30, 2013, and presented its results for the three and nine months ended March 31, 2013 as discontinued operations on the unaudited consolidated statements of operations and as discontinued operations on the unaudited consolidated statements of cash flows for the nine months ended March 31, 2013. The footnotes to the financial statements have also been revised accordingly.

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

The Separation and Distribution Agreement provides for the transfers of entities and their related assets and liabilities so that as of the Separation, the Company and News Corp each consists of the entities associated with the businesses described above. The Separation and Distribution Agreement also provides that the Company will indemnify News Corp, on an after-tax basis, for payments made after the Separation arising out of civil claims and investigations relating to the U.K. Newspaper Matters (as defined below), as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp. U.K. Newspaper Matters refers to ongoing investigations by U.K. and U.S. regulators and governmental authorities relating to phone hacking, illegal data access and inappropriate payments to public officials at The News of the World and The Sun and related matters. In addition, the Separation and Distribution Agreement governs the Company’s and News Corp’s agreements with regard to each party’s ability to comply with certain statutes or rules and regulations promulgated by the Federal Communications Commission. (See Note 14 – Commitments and Contingencies)

Tax Sharing and Indemnification Agreement

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

A subsidiary of News Corp, prior to the Separation, had filed refunds to claim certain losses in a foreign jurisdiction. At June 30, 2013, News Corp did not recognize an asset for the claims since such amounts were being disputed by the foreign tax authority and the resolution was not determinable at that time. During the nine months ended March 31, 2014, the foreign jurisdiction notified News Corp that it had accepted its claims and would refund the taxes plus interest to News Corp. As of March 31, 2014, the net amount that the Company has received, pursuant to the tax sharing and indemnification agreement with News Corp, is approximately $720 million, which has been included in (Loss) income from discontinued operations, net of tax, in the unaudited consolidated statement of operations.

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

Summarized Financial Information

Revenues and (Loss) income from discontinued operations related to News Corp were as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2014	2013	2014	2013
	(in millions, except per share data)
Revenues	$-	$2,185	$-	$6,636
(Loss) income before income tax (expense) benefit(a)	$(16)	$363	$696	$1,668
Income tax (expense) benefit	$-	$(13)	$-	$35
(Loss) income from discontinued operations, net of tax	$(16)	$321	$696	$1,625
Basic EPS from discontinued operations	$(0.01)	$0.14	$0.31	$0.69
Diluted EPS from discontinued operations	$(0.01)	$0.14	$0.30	$0.69
(a)	Includes the net tax refund from News Corp, as stated above, for the nine months ended March 31, 2014 of approximately $720 million.

Cash flows from discontinued operations related to News Corp were as follows:

	For the nine months ended March 31,
	2014	2013
	(in millions)
Net cash provided by operating activities from discontinued operations	$608	$379
Net cash used in investing activities from discontinued operations	-	(1,692)
Net cash used in financing activities from discontinued operations	-	(264)
Net increase (decrease) in cash and cash equivalents from discontinued operations	$608	$(1,577)

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

The Company has receivables with original maturities greater than one year in duration principally related to the Company’s sale of program rights in the television syndication markets within the Filmed Entertainment segment. Allowances for credit losses are established against these non-current receivables as necessary. As of March 31, 2014 and June 30, 2013, these allowances were not material.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Receivables, net consisted of:

	As of March 31, 2014	As of June 30, 2013
	(in millions)
Total receivables	$7,810	$6,795
Allowances for returns and doubtful accounts	(1,040)	(899)
Total receivables, net	6,770	5,896
Less: current receivables, net	(6,314)	(5,459)
Non-current receivables, net	$456	$437

NOTE 6. INVENTORIES

The Company’s inventories were comprised of the following:

	As of March 31, 2014	As of June 30, 2013
	(in millions)
Programming rights	$6,052	$4,996
DVDs, Blu-rays, and other merchandise	82	69
Filmed entertainment costs:
Films:
Released	971	806
Completed, not released	112	10
In production	1,129	958
In development or preproduction	205	193
	2,417	1,967
Television productions:
Released	764	696
In production	610	425
In development or preproduction	3	2
	1,377	1,123
Total filmed entertainment costs, less accumulated amortization(a)	3,794	3,090
Total inventories, net	9,928	8,155
Less: current portion of inventories, net(b)	(3,387)	(2,784)
Total non-current inventories, net	$6,541	$5,371
(a)

Does not include $343 million and $366 million of net intangible film library costs as of March 31, 2014 and June 30, 2013, respectively, which are included in intangible assets subject to amortization in the consolidated balance sheets.

(b)	Current portion of inventories as of March 31, 2014 and June 30, 2013 was comprised of programming rights ($3,305 million and $2,715 million, respectively), DVDs, Blu-rays, and other merchandise.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. INVESTMENTS

The Company’s investments were comprised of the following:

		Ownership percentage As of March 31, 2014	As of March 31, 2014	As of June 30, 2013
			(in millions)
Equity method investments:
British Sky Broadcasting Group plc(a)	U.K. DBS operator	39%	$2,311	$1,978
Yankees Entertainment and Sports Network(b)	Regional sports network	80%	-	825
Other equity method investments		various	368	386
Fair value of available-for-sale investments		various	47	268
Other investments		various	182	247
Total investments			$2,908	$3,704
(a)

The Company’s investment in British Sky Broadcasting Group plc (“BSkyB”) had a market value of $9,364 million at March 31, 2014 and was valued using the quoted market price on the London Stock Exchange (a Level 1 measurement as described in Note 8 – Fair Value).

(b)	See Note 3 – Acquisitions, Disposals and Other Transactions.

BSkyB

BSkyB’s shareholders and board of directors have authorized a share repurchase program. The Company entered into an agreement with BSkyB under which, following any market purchases of shares by BSkyB, the Company will sell to BSkyB sufficient shares to maintain its approximate 39% interest subsequent to those market purchases, for a price equal to the price paid by BSkyB in respect of the relevant market purchases. BSkyB began repurchasing shares as part of this share repurchase program during the second quarter of fiscal 2012. As a result, the Company received cash considerations of $35 million and $14 million during the three months ended March 31, 2014 and 2013, respectively, and of $107 million and $272 million during the nine months ended March 31, 2014 and 2013, respectively.  The Company recognized gains of $28 million and $11 million during the three months ended March 31, 2014 and 2013, respectively, and of $84 million and $217 million during the nine months ended March 31, 2014 and 2013, respectively, which were included in Equity earnings of affiliates in the Company’s unaudited consolidated statements of operations.

NDS

In July 2012, the Company sold its 49% investment in NDS Group Limited (“NDS”) to Cisco Systems Inc. for approximately $1.9 billion, of which approximately $60 million was set aside in escrow to satisfy any indemnification obligations. The Company recorded a gain of approximately $1.4 billion on this transaction which was included in Other, net in the unaudited consolidated statements of operations for the nine months ended March 31, 2013.

During the third quarter of fiscal 2014, upon the resolution of the indemnification obligations, the escrow was released.  The Company received approximately $30 million of the amount set aside in escrow and has recorded a charge for the remaining amount. The charge is included in Other, net in the unaudited consolidated statements of operations for the three and nine months ended March 31, 2014.

Other

In January 2014, the Company agreed to sell its 47% interest in CMC-News Asia Holdings Limited, which has a carrying value of approximately $80 million. The Company expects this transaction to close in the fourth quarter of fiscal 2014 and expects to record a gain on the sale.

In March 2013, the Company sold a portion of its interest in Phoenix Satellite Television Holdings Ltd. (“Phoenix”), for approximately $90 million in cash, decreasing its ownership interest to 12% from 18% at June 30, 2012. The Company recorded a gain of approximately $81 million on this transaction which was included in Other, net in the unaudited consolidated statements of operations for the three and nine months ended March 31, 2013. In November 2013, the Company sold its remaining 12% interest in Phoenix for approximately $210 million. The Company recorded a gain of $199 million on this transaction which was included in Other, net in the unaudited consolidated statements of operations for the nine months ended March 31, 2014.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair value of available-for-sale investments

The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	As of March 31, 2014	As of June 30, 2013
	(in millions)
Cost basis of available-for-sale investments	$21	$36
Accumulated gross unrealized gain(a)	26	232
Fair value of available-for-sale investments	$47	$268
Net deferred tax liability	$9	$81
(a)

Approximately $200 million of the unrealized gain as of June 30, 2013 relates to the Company’s investment in Phoenix which was sold in November 2013 and recognized in Other, net in the unaudited consolidated statements of operations for the nine months ended March 31, 2014.

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

The tables below present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair value measurements
	As of March 31, 2014
Description	Total	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities(a)	$47	$47	$-	$-
Liabilities
Derivatives(b)	(18)	-	(18)	-
Redeemable noncontrolling interests(c)	(534)	-	-	(534)
Total	$(505)	$47	$(18)	$(534)

	As of June 30, 2013
Description	Total	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities(a)	$268	$268	$-	$-
Derivatives(b)	3	-	3	-
Redeemable noncontrolling interests(c)	(519)	-	-	(519)
Total	$(248)	$268	$3	$(519)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(a)	See Note 7 – Investments.
(b)	Primarily represents derivatives associated with the Company’s foreign currency forward and interest rate swap contracts designated as cash flow hedges.
(c)

The Company accounts for redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A because their exercise is outside the control of the Company and, accordingly, as of March 31, 2014 and June 30, 2013, has included the fair value of the redeemable noncontrolling interests in the consolidated balance sheets. The redeemable noncontrolling interests recorded at fair value are put arrangements held by the noncontrolling interests in certain of the Company’s majority-owned sports networks.

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

Significant unobservable inputs used in the fair value measurement of the Company’s redeemable noncontrolling interests are earnings before interest, taxes, depreciation and amortization (“OIBDA”) growth rates (3% - 7% range) and discount rates (8%). Significant increases (decreases) in growth rates and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in growth rates and multiples, would result in a significantly higher (lower) fair value measurement.

The fair value of the redeemable noncontrolling interests in two of the sports networks were primarily determined by (i) applying a multiples-based formula that is intended to approximate fair value for one of the sports networks and (ii) using a discounted OIBDA valuation model, assuming a 8% discount rate for another sports network. As of March 31, 2014, one of the minority shareholder’s put right is currently exercisable and another minority shareholder’s put right will become exercisable in March 2015.

The remaining redeemable noncontrolling interest is currently not exercisable and is not material.

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the nine months ended March 31,
	2014	2013
	(in millions)
Beginning of period	$(519)	$(641)
Net income attributable to redeemable noncontrolling interests	(74)	(74)
Distributions and other	59	70
End of period	$(534)	$(645)

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables, payables and cost method investments, approximates fair value.

The aggregate fair value of the Company’s borrowings at March 31, 2014 was $22,109 million compared with a carrying value of $19,054 million and, at June 30, 2013, was $18,756 million compared with a carrying value of $16,458 million. Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market (a Level 1 measurement).

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Forward Contracts

The Company uses financial instruments primarily to hedge certain exposures to foreign currency exchange risks associated with the cost of producing or acquiring films and television programming. The Company’s foreign currency forward contracts are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount. The notional amount of foreign currency forward contracts designated as cash flow hedges with foreign currency risk outstanding at March 31, 2014 and June 30, 2013 were $410 million and $578 million, respectively. As of March 31, 2014, the fair value of the foreign currency forward contracts designated as cash flow hedges of $(10) million were recorded along with the underlying hedged balances. The notional amount of foreign currency forward contracts, not designated as cash flow hedges, but used as economic hedges with foreign currency risk outstanding at March 31, 2014 and June 30, 2013 were $318 million and $128 million, respectively. As of March 31, 2014, the fair value of the foreign currency forward contracts used as economic hedges of $(3) million were recorded along with the underlying hedged balances. For the three and nine months ended March 31, 2014, the changes in the fair values of foreign currency forward contracts that are not designated as cash flow hedges were not material. These changes were recorded in earnings each period and are presented net within Other in the table below.

Interest Rate Swap Contracts

The Company uses financial instruments to hedge certain exposures to interest rate risks associated with certain borrowings. The Company’s interest rate swap contracts are valued using an income approach. The notional amount of interest rate swap contracts outstanding at March 31, 2014 and June 30, 2013 were $584 million and nil.  As of March 31, 2014, approximately $310 million of the total notional amount of interest rate swap contracts outstanding were designated as cash flow hedges. The fair value of the interest rate swap contracts as of March 31, 2014 was approximately $(5) million and was recorded along with the underlying hedged balances. The changes in the fair values of the interest rate swap contracts for the three and nine months ended March 31, 2014 were not material. For designated cash flow hedges and economic hedges, these changes were recorded in each period in accumulated other comprehensive income and earnings, respectively, and are presented net in the table below.

The following table shows the changes in fair value of derivatives designated as cash flow hedges and other derivatives:

	For the three months ended March 31,
	2014	2013
	(in millions)
Beginning of period	$(19)	$(3)
Changes in fair value recorded in accumulated other comprehensive (loss) income, net of settlements	(5)	6
Reclassified losses from accumulated other comprehensive income to net income	6	1
Other	-	(13)
End of period	$(18)	$(9)

	For the nine months ended March 31,
	2014	2013
	(in millions)
Beginning of period	$3	$17
Changes in fair value recorded in accumulated other comprehensive loss, net of settlements	(26)	-
Reclassified losses (gains) from accumulated other comprehensive income to net income	10	(13)
Other	(5)	(13)
End of period	$(18)	$(9)

The effective changes in the fair values of derivative contracts designated as cash flow hedges are reclassified from accumulated other comprehensive income to net income when the underlying hedged item is recognized in earnings. The Company expects to reclassify the cumulative changes in fair values of the foreign currency forward contracts, included in accumulated other comprehensive income, within the next 24 months. For interest rate swaps, the Company expects to reclassify changes in fair values included in accumulated other comprehensive income to earnings during the relevant period as interest payments are made until the expiration of the swap contracts occurs at various dates until fiscal 2017. Cash flows from the settlement of these derivative contracts offset cash flows from the underlying hedged item and are included in operating activities in the unaudited consolidated statement of cash flows.

TWENTY-FIRST CENTURY FOX, INC.

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

The Company’s receivables did not represent significant concentrations of credit risk as of March 31, 2014 or June 30, 2013 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At March 31, 2014, the Company did not anticipate nonperformance by any of the counterparties.

NOTE 9. GOODWILL

The changes in the carrying value of goodwill, by segment, are as follows:

	Cable Network Programming	Television	Filmed Entertainment	Direct Broadcast Satellite Television	Other, Corporate and Eliminations	Total Goodwill
	(in millions)
Balance, June 30, 2013	$7,753	$1,882	$1,537	$6,052	$31	$17,255
Acquisitions	1,489	-	-	-	-	1,489
Foreign exchange movements	-	-	44	310	-	354
Adjustments	159	-	-	(1,339)	-	(1,180)
Balance, March 31, 2014	$9,401	$1,882	$1,581	$5,023	$31	$17,918

The increase in the carrying value of the Cable Network Programming segment goodwill during the nine months ended March 31, 2014 was attributable to the preliminary allocation of the excess purchase price related to the acquisition of the majority interest in the YES Network in February 2014 (See Note 3 – Acquisitions, Disposals and Other Transactions) and the finalization of the allocation of excess purchase price related to Fox Sports Asia. The decrease in the carrying value of Direct Broadcast Satellite Television segment goodwill during the nine months ended March 31, 2014 was primarily due to the finalization of the allocation of excess purchase price from goodwill to acquired identifiable intangible assets of approximately $1.7 billion partially offset by deferred tax liabilities of approximately $0.4 billion in connection with the consolidation of Sky Deutschland.

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

Senior Notes Due

In February 2014, the Company retired A$150 million ($134 million) of 8.625% Senior Notes.

Included in Borrowings within Current liabilities as of March 31, 2014 was 5.30% Senior Notes of $750 million that are due in December 2014.

YES Network Debt

The Company acquired the majority interest in the YES Network in February 2014 (See Note 3 – Acquisitions, Disposals and Other Transactions).  In connection with the acquisition, the Company consolidated the YES Network’s debt, which, on preliminary allocation of the purchase price, had an estimated fair value of $1.7 billion as of the acquisition date, consisting of $1.1 billion outstanding under a credit agreement and approximately $605 million of Senior Subordinated Notes due June 2018.  No changes were made to the terms and conditions of the debt.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The carrying value of the YES Network’s debt, as of March 31, 2014, is comprised of the following:

	Maturity Date	As of March 31, 2014
		(in millions)
Credit agreement:(a)
Term loan	December 2017	$1,085
Revolving credit facility	December 2017	27
Total credit agreement		1,112
Senior subordinated notes(b)	June 2018	603
Total YES Network debt		1,715
Less: current borrowings		(47)
Noncurrent borrowings		$1,668
(a)

The credit agreement provides a term loan and a $305 million secured revolving credit facility with a sub-limit available for the issuance of letters of credit.

The material terms of the credit agreement include various financial and restrictive covenants.  The credit agreement is collateralized by a substantial portion of the real and personal property assets of the YES Network.

At the election of YES Network, the credit agreement bears interest at (i) one, two, three or six month LIBOR plus the applicable LIBOR margin, or (ii) the Base Rate plus a Base Rate margin; margins reset quarterly based on the specified leverage ratio of YES Network. YES Network pays a facility fee of 0.50%.

Principal payments with respect to the term loan are required quarterly.  The payments for each of the succeeding five fiscal years are as follows: 2014 – $19 million; 2015 – $49 million; 2016 – $84 million; 2017 – $99 million; and 2018 – $834 million. Additionally, an annual excess cash flow payment is required as mandatory prepayment of future amortization obligations, subject to certain leverage ratio conditions.

The credit agreement also provides for the establishment of additional credit facilities provided certain terms and provisions are met.

(b)

The Senior Subordinated Notes were issued in June 2008 with a principal amount of $525 million pursuant to an indenture agreement and note purchase agreement.  These notes are direct unsecured obligations of the YES Network and rank pari passu with all other unsecured indebtedness of the YES Network.  Redemption may occur after a specified date, in whole or in part, at the option of the Company, at the principal plus any redemption fees, otherwise the principal amount is due at maturity.  These agreements contain various customary affirmative and negative covenants.  On acquisition of the majority interest in the YES Network, the Company recorded a preliminary fair value adjustment to increase the carrying value of the Senior Subordinated Notes to the acquisition date fair value of approximately $605 million yielding an effective interest rate of 5.75%.  The adjustment is being amortized as a reduction of interest expense over the remaining term of the obligation.

Other

In January 2013, Sky Deutschland, a majority owned subsidiary of the Company, entered into a credit agreement, with major financial institutions, that 21CFA and the Company have both guaranteed. The credit agreement provides a €300 million unsecured credit facility with a sub-limit of €75 million revolving credit facility available for cash drawdowns or the issuance of letters of credit and a maturity date of February 2018. Sky Deutschland may request that the maturity date be extended for one year. The material terms of the agreement include limitations on liens and indebtedness. Fees under the credit agreement are based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current debt ratings of the Company, Sky Deutschland pays a facility fee of 0.125% and interest of Eurocurrency Rate plus 1.125%. As of March 31, 2014, €225 million (approximately $310 million) was outstanding under this credit agreement and €73 million was available for either additional financing or letters of credit. The proceeds were used to repay existing Sky Deutschland debt.

In April 2014, Sky Deutschland amended its credit agreement to increase the size of its revolving credit facility by €78.5 million, which currently remains unused.  Sky Deutschland intends to utilize the funds from this amendment to finance the acquisition of Plazamedia at the closing date of the transaction.  If the Plazamedia transaction is not finalized, this amendment to the credit agreement will be rescinded.  The amendment did not materially change the terms of the original credit facility entered into in January 2013.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. FILM PRODUCTION FINANCING

The Company enters into arrangements with third parties to co-produce certain of its theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. The parties to these arrangements include studio and non-studio entities both domestic and international. In several of these agreements, other parties control certain distribution rights. The Filmed Entertainment segment records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, receive a participation based on the third-party investor’s contractual interest in the profits or losses incurred on the film. Consistent with the requirements of ASC 926 “Entertainment – Films” (“ASC 926”), the estimate of the third-party investor’s interest in profits or losses on the film is based on total estimated ultimate revenues.

NOTE 12. STOCKHOLDERS’ EQUITY

The following table summarizes changes in equity:

	For the three months ended March 31,
	2014				2013
	Twenty-First				Twenty-First
	Century Fox	Noncontrolling		Total	Century Fox	Noncontrolling		Total
	stockholders	interests		equity	stockholders	interests		equity
	(in millions)
Balance, beginning of period	$17,649	$3,151		$20,800	$28,152	$853		$29,005
Net income	1,053	(6)	(a)	1,047	2,854	29	(a)	2,883
Other comprehensive income (loss)	32	4		36	(447)	-		(447)
Cancellation of shares, net	(1,013)	-		(1,013)	(361)	-		(361)
Dividends declared	(281)	-		(281)	(197)	-		(197)
Acquisitions	-	385	(b)	385	-	2,301	(b)	2,301
Other	23	(33)	(c)	(10)	63	2	(c)	65
Balance, end of period	$17,463	$3,501		$20,964	$30,064	$3,185		$33,249

	For the nine months ended March 31,
	2014				2013
	Twenty-First				Twenty-First
	Century Fox	Noncontrolling		Total	Century Fox	Noncontrolling		Total
	stockholders	interests		equity	stockholders	interests		equity
	(in millions)
Balance, beginning of period	$16,998	$3,127		$20,125	$24,684	$501		$25,185
Net income	3,515	(30)	(a)	3,485	7,468	121	(a)	7,589
Other comprehensive income (loss)	343	134		477	(138)	2		(136)
Cancellation of shares, net	(2,577)	-		(2,577)	(1,573)	-		(1,573)
Dividends declared	(568)	-		(568)	(398)	-		(398)
Acquisitions	-	385	(b)	385	-	2,619	(b)	2,619
Other	(248)	(115)	(c)	(363)	21	(58)	(c)	(37)
Balance, end of period	$17,463	$3,501		$20,964	$30,064	$3,185		$33,249
(a)

Net income attributable to noncontrolling interests excludes $26 million for the three months ended March 31, 2014 and 2013 and $74 million for the nine months ended March 31, 2014 and 2013, relating to redeemable noncontrolling interests which are reflected in temporary equity. For the three and nine months ended March 31, 2013, Net income attributable to noncontrolling interests included $11 million and $32 million, respectively, relating to Discontinued Operations.

(b)

Represents the non-controlling interest in the YES Network, Sky Deutschland and EMM at their acquisition date fair values. The Company acquired the majority interest in the YES Network in February 2014, Sky Deutschland in January 2013 and EMM in November 2012.

(c)

Other activity attributable to noncontrolling interests excludes $(13) million and $(30) million for the three months ended March 31, 2014 and 2013, respectively, and $(59) million and $(70) million for the nine months ended March 31, 2014 and 2013, respectively, relating to redeemable noncontrolling interests.

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

The following table summarizes the activity within Other comprehensive income (loss):

	For the three months ended March 31, 2014			For the nine months ended March 31, 2014
	Before tax	Tax (provision) benefit	Net of tax	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized gains	$17	$(1)	$16	$663	$(83)	$580
Amount reclassified on hedging activity(a)	6	(1)	5	10	(2)	8
Other comprehensive income	$23	$(2)	$21	$673	$(85)	$588
Gains and losses on securities
Unrealized gains (losses)	$8	$(3)	$5	$(6)	$2	$(4)
Amount reclassified on sale of Phoenix(b)	-	-	-	(200)	70	(130)
Other comprehensive income (loss)	$8	$(3)	$5	$(206)	$72	$(134)
Benefit plan adjustments
Reclassification adjustments realized in net income(c)	$15	$(5)	$10	$37	$(14)	$23
Other comprehensive income	$15	$(5)	$10	$37	$(14)	$23

	For the three months ended March 31, 2013			For the nine months ended March 31, 2013
	Before tax	Tax (provision) benefit	Net of tax	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized losses	$(434)	$-	$(434)	$(154)	$-	$(154)
Amount reclassified on hedging activity(a)	1	-	1	(13)	5	(8)
Amount reclassified on the sale of NDS(b)	-	-	-	10	-	10
Other comprehensive loss	$(433)	$-	$(433)	$(157)	$5	$(152)
Gains and losses on securities
Unrealized losses	$(42)	$15	$(27)	$(39)	$14	$(25)
Other comprehensive loss	$(42)	$15	$(27)	$(39)	$14	$(25)
Benefit plan adjustments
Reclassification adjustments realized in net income(c)	$19	$(6)	$13	$54	$(13)	$41
Other comprehensive income	$19	$(6)	$13	$54	$(13)	$41
(a)

Reclassifications of amounts related to hedging activity are included in Operating expenses or Selling, general and administrative expenses, as appropriate, in the unaudited consolidated statements of operations for the three and nine months ended March 31, 2014 and 2013. See Note 8 – Fair Value for additional information regarding hedging activity.

(b)

Reclassifications of amounts related to the sale of Phoenix are included in Other, net in the unaudited consolidated statements of operations for the nine months ended March 31, 2014. Reclassifications of amounts related to the sale of NDS are included in Other, net in the unaudited consolidated statements of operations for the nine months ended March 31, 2013.

(c)

Reclassifications of amounts related to benefit plan adjustments are included in Selling, general and administrative expenses in the unaudited consolidated statements of operations for the three and nine months ended March 31, 2014 and 2013. See Note 15 – Pension And Other Postretirement Benefits for additional information.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Dividends

The following table summarizes the dividends declared per share on both the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”) and the Class B common stock, par value $0.01 per share (“Class B Common Stock”):

	For the three months ended March 31,		For the nine months ended March 31,
	2014	2013	2014	2013
Cash dividend per share	$0.125	$0.085	$0.250	$0.170

The Company declared a dividend of $0.125 per share on both the Class A Common Stock and Class B Common Stock in the three months ended March 31, 2014, which was paid in April 2014 to stockholders of record on March 12, 2014.

Earnings Per Share Data

The following table sets forth the Company’s computation of Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders:

	For the three months ended March 31,		For the nine months ended March 31,
	2014	2013	2014	2013
	(in millions)
Income from continuing operations	$1,089	$2,577	$2,863	$6,006
Less: Net income attributable to noncontrolling interests	(20)	(44)	(44)	(163)
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders	$1,069	$2,533	$2,819	$5,843

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

The remaining authorized amount under the Company’s stock repurchase program as of March 31, 2014, excluding commissions, was approximately $1.6 billion.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Delisting from the Australian Securities Exchange

In March 2014, the Company received approval from its stockholders and subsequently the Australian Securities Exchange (the “ASX”) for removal of its full foreign listing from the ASX. Delisting from the ASX occurred on May 8, 2014 and, effective as of that date, all of Twenty-First Century Fox’s Class A and Class B Common Stock is listed solely on the NASDAQ Global Select Market.

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

The following table summarizes the Company’s equity-based compensation transactions:

	For the three months ended March 31,		For the nine months ended March 31,
	2014	2013	2014	2013
	(in millions)
Equity-based compensation	$30	$64	$126	$201
Cash received from exercise of equity-based compensation	$-	$29	$35	$148

As of March 31, 2014, the Company’s total compensation cost related to restricted stock units (“RSUs”) and performance stock units (“PSUs”), not yet recognized, was approximately $130 million, and is expected to be recognized over a weighted average period between one and two years. Compensation expense on all equity-based awards is generally recognized on a straight-line basis over the vesting period of the entire award. However, certain performance based awards are recognized on an accelerated basis.

The intrinsic value of stock options exercised during the nine months ended March 31, 2014 and 2013 was $32 million and $51 million, respectively. The intrinsic value of the stock options outstanding as of March 31, 2014 and June 30, 2013 was nil and $29 million, respectively. The Company’s stock option program has no stock options outstanding as of March 31, 2014.

As of March 31, 2014 and June 30, 2013, the liability for cash-settled awards was approximately $145 million and $185 million, respectively. Cash settled awards are marked-to-market at each reporting period.

The Company recognized an incremental tax benefit, on vested PSUs, RSUs and stock options exercised, of $37 million and $34 million for the nine months ended March 31, 2014 and 2013, respectively.

Performance Stock Units

During the nine months ended March 31, 2014 and 2013, approximately 4.9 million and 7.2 million PSUs were granted, respectively, of which approximately 3.9 million and 5.7 million, respectively, will be settled in shares of Class A Common Stock. PSUs granted to executive directors and certain awards granted to employees in certain foreign locations are settled in cash.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended March 31, 2014, approximately 2.8 million PSUs vested, of which approximately 0.7 million were settled in shares of Class A Common Stock, before statutory tax withholdings. The fair value of PSUs settled in shares of Class A Common Stock was $21 million for the nine months ended March 31, 2014. The remaining 2.1 million PSUs settled during the nine months ended March 31, 2014 were settled in cash of $67 million before statutory tax withholdings. No PSUs vested during the nine months ended March 31, 2013.

Restricted Stock Units

During the nine months ended March 31, 2014 and 2013, approximately 0.8 million and 1.3 million RSUs were granted, respectively, and will be settled in shares of Class A Common Stock.

During the nine months ended March 31, 2014 and 2013, approximately 5.6 million and 7.1 million RSUs vested, respectively, of which approximately 5.0 million and 6.2 million, respectively, were settled in shares of Class A Common Stock, before statutory tax withholdings. The fair value of RSUs settled in shares of Class A Common Stock was $160 million and $147 million for the nine months ended March 31, 2014 and 2013, respectively. The remaining 0.6 million and 0.9 million RSUs settled during the nine months ended March 31, 2014 and 2013, respectively, were settled in cash of $18 million and $22 million, respectively, before statutory tax withholdings.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal operations. The total firm commitments and future debt payments as of March 31, 2014 and June 30, 2013 were $85.3 billion and $79.9 billion, respectively. The increase from June 30, 2013 was primarily due to the acquisition of the majority interest in the YES Network in February 2014 (See Note 3 – Acquisitions, Disposals and Other Transactions).

Guarantees

The Company’s guarantees as of March 31, 2014 have not changed significantly from disclosures included in the 2013 Form 10-K.

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

On June 26, 2013, the Court approved the settlement in principle that the parties reached on April 17, 2013, and entered a final judgment dismissing the Consolidated Action. Pursuant to the terms of that settlement, the parties agreed that the director defendants in the Consolidated Action would cause to be paid on their behalf the amount of $139 million to the Company, minus $28 million in attorneys’ fees and expenses awarded by the Court to the plaintiffs’ counsel. No stockholder objected to either the settlement or the proposed fee award. The settlement became effective on August 16, 2013, because as of that date, the dismissal of the Consolidated Action as well as the dismissals of each of the Shields Litigation, the Iron Workers Litigation and the Stricklin Litigation (each as described in the 2013 Form 10-K under the heading “Shareholder Litigation—Southern District of New York”) were no longer subject to appeal. The above amount was paid from an escrow account created for the benefit of the director defendants pursuant to an agreement reached between the defendants and their directors’ and officers’ liability insurers for the payment of insurance proceeds, subject to a claims release, and accordingly the Company recorded the net settlement of $111 million in Other, net in the unaudited consolidated statements of operations for the nine months ended March 31, 2014. In addition to the payment to the Company, the settlement contemplates that the Company will build on corporate governance and compliance enhancements which the Company has implemented. These shall remain in effect at least through December 31, 2016, and will be applicable to both the Company and News Corp.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Southern District of New York

On July 19, 2011, a purported class action lawsuit captioned Wilder v. News Corp., et al. (“Wilder Litigation”), was filed on behalf of all purchasers of the Company’s common stock between March 3, 2011 and July 11, 2011, in the United States District Court for the Southern District of New York. The plaintiff brought claims under Section 10(b) and Section 20(a) of the Securities Exchange Act, alleging that false and misleading statements were issued regarding the NoW Matter. The suit names as defendants the Company, Rupert Murdoch, James Murdoch and Rebekah Brooks, and seeks compensatory damages, rescission for damages sustained, and costs. On June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff and Robbins Geller Rudman & Dowd as lead counsel. Thereafter, on July 3, 2012, the court issued an order providing that an amended consolidated complaint shall be filed by July 31, 2012. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants NI Group Limited (now known as News Corp UK & Ireland Limited) and Les Hinton, and expanded the class period to include February 15, 2011 to July 18, 2011. The defendants filed motions to dismiss the litigation, which were granted by the court on March 31, 2014. Plaintiffs were given until April 30, 2014 to amend their complaint. On April 30, 2014, plaintiffs filed a second amended consolidated complaint, which generally repeats the allegations of the amended consolidated complaint and also expands the class period to July 8, 2009 to July 18, 2011. The Company’s management believes the claims in the Wilder Litigation are entirely without merit, and intends to vigorously defend those claims.

U.K. Newspaper Matters and Related Investigations and Litigation

U.S. regulators and governmental authorities continue to conduct investigations initiated in 2011 with respect to the U.K. Newspaper Matters. The Company is cooperating with these investigations. It is not possible at this time to estimate the liability, if any, of the Company relating to these investigations.

In connection with the Separation, the Company and News Corp agreed in the Separation and Distribution Agreement that the Company will indemnify News Corp, on an after-tax basis, for payments made after the Separation arising out of civil claims and investigations relating to the U.K. Newspaper Matters, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp (the “Indemnity”). As of June 30, 2013, the Company recognized approximately $150 million as its obligation under the Indemnity, of which approximately $40 million related to the amounts accrued by News Corp as of the date of the Separation and approximately $110 million for the fair value of expected future payments to be made under the Indemnity. Pursuant to ASC 460 “Guarantees” (“ASC 460”), the amount provided for future payments is being amortized in a systematic pattern that reflects the release from the underlying risks and is included in (Loss) income from discontinued operations, net of tax, in the consolidated statement of operations. As of March 31, 2014, the Company has recognized approximately $110 million as its obligation under the Indemnity, of which approximately $70 million relates to amounts payable to News Corp and approximately $40 million for the remaining unamortized fair value of expected future payments to be made under the Indemnity. Pursuant to the Indemnity, the Company made payments of $58 million to News Corp during the nine months ended March 31, 2014. If additional information becomes available and as payments are made, the Company will update the liability provision for the Indemnity. Any changes to the liability provision for the Indemnity in the future will impact the results of operations for that period. The liability provision for the Indemnity was estimated by probability weighting expected payments to be made to News Corp under such Agreement and discounting probability-weighted expected payments to the valuation date, using a discount rate based on the Company’s cost of debt.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. The major pension plans and postretirement benefit plans are closed to new participants (with the exception of groups covered by collective bargaining agreements). The Company has a legally enforceable obligation to contribute to some plans and is not required to contribute to others. The Company makes contributions in accordance with applicable laws or contract terms in each jurisdiction in which the Company operates. The Company’s benefit obligation is calculated using several assumptions which the Company reviews on a regular basis. The net periodic benefits costs for pension and postretirement benefits were approximately $30 million and $40 million for the three months ended March 31, 2014 and 2013, respectively, and approximately $90 million and $130 million for the nine months ended March 31, 2014 and 2013, respectively.

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

Segment OIBDA is defined as revenues less operating expenses and selling, general and administrative expenses. Segment OIBDA does not include: depreciation and amortization, amortization of cable distribution investments, impairment charges, equity earnings of affiliates, interest expense, interest income, other, net, income tax expense and net income attributable to noncontrolling interests. Management believes that Segment OIBDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources within the Company’s businesses.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended March 31,		For the nine months ended March 31,
	2014	2013	2014	2013
	(in millions)
Revenues:
Cable Network Programming	$3,152	$2,827	$8,926	$7,928
Television	1,587	1,249	4,265	3,764
Filmed Entertainment	2,279	2,346	6,876	6,607
Direct Broadcast Satellite Television	1,530	1,320	4,437	3,060
Other, Corporate and Eliminations	(329)	(389)	(1,061)	(896)
Total revenues	$8,219	$7,353	$23,443	$20,463
Segment OIBDA:
Cable Network Programming	$1,176	$1,069	$3,205	$3,098
Television	288	219	737	642
Filmed Entertainment	354	334	1,019	1,191
Direct Broadcast Satellite Television	58	91	278	241
Other, Corporate and Eliminations	(89)	(143)	(290)	(399)
Total Segment OIBDA	$1,787	$1,570	$4,949	$4,773
Amortization of cable distribution investments	(21)	(23)	(61)	(67)
Depreciation and amortization	(267)	(214)	(840)	(569)
Impairment charges	-	-	-	(35)
Equity earnings of affiliates	170	132	430	432
Interest expense, net	(284)	(277)	(830)	(802)
Interest income	6	8	21	39
Other, net	(33)	2,109	123	3,672
Income from continuing operations before income tax expense	1,358	3,305	3,792	7,443
Income tax expense	(269)	(728)	(929)	(1,437)
Income from continuing operations	1,089	2,577	2,863	6,006
(Loss) income from discontinued operations, net of tax	(16)	321	696	1,625
Net income	1,073	2,898	3,559	7,631
Less: Net income attributable to noncontrolling interests	(20)	(44)	(44)	(163)
Net income attributable to Twenty-First Century Fox, Inc. stockholders	$1,053	$2,854	$3,515	$7,468

Intersegment revenues, generated by the Filmed Entertainment segment, of approximately $305 million and $330 million for the three months ended March 31, 2014 and 2013, respectively, and of approximately $916 million and $779 million for the nine months ended March 31, 2014 and 2013, respectively, have been eliminated within the Other, Corporate and Eliminations segment. Segment OIBDA, generated by the Filmed Entertainment segment, of approximately $(3) million and $13 million for the three months ended March 31, 2014 and 2013, respectively, and of approximately $31 million and $21 million for the nine months ended March 31, 2014 and 2013, respectively, have been eliminated within the Other, Corporate and Eliminations segment.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended March 31,		For the nine months ended March 31,
	2014	2013	2014	2013
	(in millions)
Depreciation and amortization:
Cable Network Programming	$58	$53	$157	$140
Television	30	23	79	66
Filmed Entertainment	33	32	98	98
Direct Broadcast Satellite Television	143	102	495	249
Other, Corporate and Eliminations	3	4	11	16
Total depreciation and amortization	$267	$214	$840	$569

Depreciation and amortization for the three months ended March 31, 2014 and 2013 include the amortization of definite lived intangible assets of $82 million and $51 million, respectively. Depreciation and amortization for the nine months ended March 31, 2014 and 2013 include the amortization of definite lived intangible assets of $300 million and $125 million, respectively.

	As of March 31, 2014	As of June 30, 2013
	(in millions)
Total assets:
Cable Network Programming	$22,431	$17,830
Television	6,727	6,415
Filmed Entertainment	10,700	9,411
Direct Broadcast Satellite Television	9,378	8,636
Other, Corporate and Eliminations	3,149	4,948
Investments	2,908	3,704
Total assets	$55,293	$50,944

Goodwill and Intangible assets, net:
Cable Network Programming	$12,870	$9,444
Television	4,282	4,283
Filmed Entertainment	2,442	2,439
Direct Broadcast Satellite Television	6,522	6,057
Other, Corporate and Eliminations	96	96
Total goodwill and intangible assets, net	$26,212	$22,319

Revenues by Component

	For the three months ended March 31,		For the nine months ended March 31,
	2014	2013	2014	2013
	(in millions)
Revenues:
Affiliate Fees	$2,326	$2,066	$6,547	$5,593
Subscription	1,390	1,216	4,061	2,814
Advertising	2,294	1,884	6,344	5,781
Content	2,067	2,098	6,135	5,978
Other	142	89	356	297
Total revenues	$8,219	$7,353	$23,443	$20,463

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. ADDITIONAL FINANCIAL INFORMATION

Supplemental Cash Flows Information

	For the nine months ended March 31,
	2014	2013
	(in millions)
Supplemental cash flows information:
Cash paid for income taxes	$(1,100)	$(891)
Cash paid for interest	(816)	(815)
Sale of other investments	1	2
Purchase of other investments	(34)	(59)
Supplemental information on businesses acquired:
Fair value of assets acquired	2,833	4,999
Cash acquired	3	685
Liabilities assumed	(1,763)	(1,791)
Decrease in deferred consideration	7	-
Noncontrolling interest increase	(385)	(2,619)
Cash paid	(695)	(1,274)
Fair value of equity instruments issued to third parties	-	-
Issuance of subsidiary common units	-	-
Fair value of equity instruments consideration	$-	$-

Other, net

The following table sets forth the components of Other, net included in the unaudited consolidated statements of operations:

	For the three months ended March 31,		For the nine months ended March 31,
	2014	2013	2014	2013
	(in millions)
Gain on Sky Deutschland transaction(a)	$-	$2,069	$-	$2,069
(Loss) gain on sale of investments in NDS(b)	(30)	-	(30)	1,446
Gain on sale of investment in Phoenix(b)	-	81	199	81
Gain on Fox Sports Asia transaction(a)	-	-	-	174
Shareholder litigation settlement(c)	-	-	111	-
Loss on sale of Baltimore station(a)	-	-	-	(92)
Restructuring(d)	(3)	(3)	(87)	(8)
Investment impairment losses(e)	-	(15)	(67)	(15)
Change in fair value of Sky Deutschland convertible securities(a)	-	-	-	58
Other	-	(23)	(3)	(41)
Other, net	$(33)	$2,109	$123	$3,672
(a)	See Note 3 – Acquisitions, Disposals and Other Transactions.
(b)	See Note 7 – Investments.
(c)	See Note 14 – Commitments and Contingencies.
(d)

The Company recorded $87 million of restructuring charges in the nine months ended March 31, 2014 for contract termination costs primarily related to cost structure efficiency enhancement initiatives at the DBS segment.

(e)

The write-downs of investments were recorded as a result of either the deteriorating financial position of the investee or due to a permanent impairment resulting from sustained losses and limited prospects for recovery.

Income Taxes

The Company’s unrecognized tax benefits, excluding interest and penalties, as of March 31, 2014 and June 30, 2013 was $140 million and $200 million, respectively. The decrease of $60 million from June 30, 2013 was primarily due to the settlement of a foreign tax matter. Interest related to the settled foreign tax matter was $24 million as of June 30, 2013.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. SUPPLEMENTAL GUARANTOR INFORMATION

In May 2012, 21CFA entered into a credit agreement (the “Credit Agreement”), among 21CFA as Borrower, the Company as Parent Guarantor, the lenders named therein, the initial issuing banks named therein, JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) and Citibank, N.A. as Co-Administrative Agents, JPMorgan Chase as Designated Agent and Bank of America, N.A. as Syndication Agent. The Credit Agreement provides a $2 billion unsecured revolving credit facility with a sub-limit of $400 million (or its equivalent in Euros) available for the issuance of letters of credit and a maturity date of May 2017. Under the Credit Agreement, the Company may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion and the Company may request that the maturity date be extended for up to two additional one-year periods. Borrowings are issuable in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The material terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. Fees under the Credit Agreement will be based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current debt ratings, 21CFA pays a facility fee of 0.125% and an initial drawn cost of LIBOR plus 1.125%.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended March 31, 2014

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$-	$8,218	$-	$8,219
Expenses	(68)	-	(6,652)	-	(6,720)
Equity earnings of affiliates	1	-	169	-	170
Interest expense, net	(396)	(142)	(14)	268	(284)
Interest income	1	1	272	(268)	6
Earnings (losses) from subsidiary entities	236	1,203	-	(1,439)	-
Other, net	5	-	(38)	-	(33)
(Loss) income from continuing operations before income tax expense	(220)	1,062	1,955	(1,439)	1,358
Income tax benefit (expense)	50	-	(390)	71	(269)
(Loss) income from continuing operations	(170)	1,062	1,565	(1,368)	1,089
(Loss) from discontinued operations, net of tax	(7)	(9)	-	-	(16)
Net (loss) income	(177)	1,053	1,565	(1,368)	1,073
Less: Net income attributable to noncontrolling interests	-	-	(20)	-	(20)
Net (loss) income attributable to Twenty-First Century Fox stockholders	$(177)	$1,053	$1,545	$(1,368)	$1,053
Comprehensive (loss) income attributable to Twenty-First Century Fox stockholders	$(215)	$1,085	$1,689	$(1,474)	$1,085

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended March 31, 2013

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$-	$7,352	$-	$7,353
Expenses	(132)	-	(5,888)	-	(6,020)
Equity earnings of affiliates	1	-	131	-	132
Interest expense, net	(381)	(128)	(18)	250	(277)
Interest income	-	1	257	(250)	8
Earnings (losses) from subsidiary entities	2,388	2,971	-	(5,359)	-
Other, net	(24)	2	2,131	-	2,109
Income (loss) from continuing operations before income tax expense	1,853	2,846	3,965	(5,359)	3,305
Income tax (expense) benefit	(393)	-	(883)	548	(728)
Income (loss) from continuing operations	1,460	2,846	3,082	(4,811)	2,577
Income from discontinued operations, net of tax	8	8	305	-	321
Net income (loss)	1,468	2,854	3,387	(4,811)	2,898
Less: Net income attributable to noncontrolling interests	-	-	(44)	-	(44)
Net income (loss) attributable to Twenty-First Century Fox stockholders	$1,468	$2,854	$3,343	$(4,811)	$2,854
Comprehensive income (loss) attributable to Twenty-First Century Fox stockholders	$1,391	$2,407	$3,249	$(4,640)	$2,407

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the nine months ended March 31, 2014

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$-	$23,442	$-	$23,443
Expenses	(233)	-	(19,162)	-	(19,395)
Equity earnings of affiliates	1	-	429	-	430
Interest expense, net	(1,174)	(418)	(27)	789	(830)
Interest income	2	2	806	(789)	21
Earnings (losses) from subsidiary entities	770	3,228	-	(3,998)	-
Other, net	280	-	(157)	-	123
(Loss) income from continuing operations before income tax expense	(353)	2,812	5,331	(3,998)	3,792
Income tax benefit (expense)	86	-	(1,306)	291	(929)
(Loss) income from continuing operations	(267)	2,812	4,025	(3,707)	2,863
(Loss) income from discontinued operations, net of tax	(7)	703	-	-	696
Net (loss) income	(274)	3,515	4,025	(3,707)	3,559
Less: Net income attributable to noncontrolling interests	-	-	(44)	-	(44)
Net (loss) income attributable to Twenty-First Century Fox stockholders	$(274)	$3,515	$3,981	$(3,707)	$3,515
Comprehensive (loss) income attributable to Twenty-First Century Fox stockholders	$(72)	$3,858	$4,706	$(4,634)	$3,858

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the nine months ended March 31, 2013

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$-	$20,462	$-	$20,463
Expenses	(388)	-	(15,973)	-	(16,361)
Equity (losses) earnings of affiliates	(1)	-	433	-	432
Interest expense, net	(1,143)	(364)	(22)	727	(802)
Interest income	1	5	760	(727)	39
Earnings (losses) from subsidiary entities	5,030	7,811	-	(12,841)	-
Other, net	(31)	6	3,697	-	3,672
Income (loss) from continuing operations before income tax expense	3,469	7,458	9,357	(12,841)	7,443
Income tax (expense) benefit	(670)	-	(1,807)	1,040	(1,437)
Income (loss) from continuing operations	2,799	7,458	7,550	(11,801)	6,006
Income from discontinued operations, net of tax	23	10	1,592	-	1,625
Net income (loss)	2,822	7,468	9,142	(11,801)	7,631
Less: Net income attributable to noncontrolling interests	-	-	(163)	-	(163)
Net income (loss) attributable to Twenty-First Century Fox stockholders	$2,822	$7,468	$8,979	$(11,801)	$7,468
Comprehensive income (loss) attributable to Twenty-First Century Fox stockholders	$2,726	$7,330	$8,804	$(11,530)	$7,330

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

At March 31, 2014

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS:
Current assets:
Cash and cash equivalents	$466	$3,152	$1,899	$-	$5,517
Receivables, net	19	-	6,307	(12)	6,314
Inventories, net	-	-	3,387	-	3,387
Other	23	-	408	-	431
Total current assets	508	3,152	12,001	(12)	15,649
Non-current assets:
Receivables	15	-	441	-	456
Inventories, net	-	-	6,541	-	6,541
Property, plant and equipment, net	126	-	2,816	-	2,942
Intangible assets, net	-	-	8,294	-	8,294
Goodwill	-	-	17,918	-	17,918
Other	376	-	209	-	585
Investments:
Investments in associated companies and other investments	91	55	2,762	-	2,908
Intragroup investments	64,986	45,524	-	(110,510)	-
Total investments	65,077	45,579	2,762	(110,510)	2,908
TOTAL ASSETS	$66,102	$48,731	$50,982	$(110,522)	$55,293
LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$750	$-	$47	$-	$797
Other current liabilities	511	400	8,019	(12)	8,918
Total current liabilities	1,261	400	8,066	(12)	9,715
Non-current liabilities:
Borrowings	16,279	-	1,978	-	18,257
Other non-current liabilities	586	-	5,237	-	5,823
Intercompany	32,586	30,868	(63,454)	-	-
Redeemable noncontrolling interests	-	-	534	-	534
Total equity	15,390	17,463	98,621	(110,510)	20,964
TOTAL LIABILITIES AND EQUITY	$66,102	$48,731	$50,982	$(110,522)	$55,293

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

At June 30, 2013

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS
Current Assets:
Cash and cash equivalents	$524	$3,956	$2,179	$-	$6,659
Receivables, net	17	-	5,442	-	5,459
Inventories, net	-	-	2,784	-	2,784
Other	28	209	428	-	665
Total current assets	569	4,165	10,833	-	15,567
Non-current assets:
Receivables	15	-	422	-	437
Inventories, net	-	-	5,371	-	5,371
Property, plant and equipment, net	132	-	2,697	-	2,829
Intangible assets, net	-	-	5,064	-	5,064
Goodwill	-	-	17,255	-	17,255
Other	361	-	356	-	717
Investments:
Investments in associated companies and other investments	86	58	3,560	-	3,704
Intragroup investments	64,062	41,775	-	(105,837)	-
Total investments	64,148	41,833	3,560	(105,837)	3,704
TOTAL ASSETS	$65,225	$45,998	$45,558	$(105,837)	$50,944
LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$137	$-	$-	$-	$137
Other current liabilities	551	134	7,613	-	8,298
Total current liabilities	688	134	7,613	-	8,435
Non-current liabilities:
Borrowings	16,029	-	292	-	16,321
Other non-current liabilities	307	16	5,221	-	5,544
Intercompany	31,495	28,850	(60,345)	-	-
Redeemable noncontrolling interests	-	-	519	-	519
Total equity	16,706	16,998	92,258	(105,837)	20,125
TOTAL LIABILITIES AND EQUITY	$65,225	$45,998	$45,558	$(105,837)	$50,944

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the nine months ended March 31, 2014

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and eliminations	Twenty-First Century Fox and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities from continuing operations	$(817)	$1,481	$917	$-	$1,581
Investing activities:
Property, plant and equipment	(3)	-	(467)	-	(470)
Investments	(1)	-	(796)	-	(797)
Proceeds from dispositions	-	-	259	-	259
Net cash used in investing activities from continuing operations	(4)	-	(1,004)	-	(1,008)
Financing activities:
Borrowings	987	-	-	-	987
Repayments of borrowings	(134)	-	(8)	-	(142)
Issuance of shares	-	66	-	-	66
Repurchase of shares	-	(2,752)	-	-	(2,752)
Purchase of subsidiary shares from noncontrolling interests	-	-	(76)	-	(76)
Dividends paid	-	(287)	(157)	-	(444)
Distribution to News Corporation	-	(10)	-	-	(10)
Net cash provided by (used in) financing activities from continuing operations	853	(2,983)	(241)	-	(2,371)
Net (decrease) increase in cash and cash equivalents from discontinued operations	(90)	698	-	-	608
Net decrease in cash and cash equivalents	(58)	(804)	(328)	-	(1,190)
Cash and cash equivalents, beginning of year	524	3,956	2,179	-	6,659
Exchange movement on opening cash balance	-	-	48	-	48
Cash and cash equivalents, end of period	$466	$3,152	$1,899	$-	$5,517

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the nine months ended March 31, 2013

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and eliminations	Twenty-First Century Fox and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities from continuing operations	$(828)	$909	$2,304	$-	$2,385
Investing activities:
Property, plant and equipment	(16)	-	(384)	-	(400)
Investments	(6)	(15)	(1,240)	-	(1,261)
Proceeds from dispositions	-	-	1,968	-	1,968
Net cash (used in) provided by investing activities from continuing operations	(22)	(15)	344	-	307
Financing activities:
Borrowings	987	-	290	-	1,277
Repayment of borrowings	(273)	-	(481)	-	(754)
Issuance of shares	-	170	-	-	170
Repurchase of shares	-	(1,834)	-	-	(1,834)
Dividends paid	-	(201)	(163)	-	(364)
Sale of subsidiary shares to noncontrolling interest	-	-	70	-	70
Net cash provided by (used in) financing activities from continuing operations	714	(1,865)	(284)	-	(1,435)
Net decrease in cash and cash equivalents from discontinued operations	(41)	-	(1,536)	-	(1,577)
Net (decrease) increase in cash and cash equivalents	(177)	(971)	828	-	(320)
Cash and cash equivalents, beginning of year	561	6,005	3,060	-	9,626
Exchange movement on opening cash balance	-	-	18	-	18
Cash and cash equivalents, end of period	$384	$5,034	$3,906	$-	$9,324

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

INTRODUCTION

On June 28, 2013, Twenty-First Century Fox, Inc. and its subsidiaries (formerly known as News Corporation) (together, “Twenty-First Century Fox” or the “Company”) completed the separation of its business into two independent publicly traded companies (the “Separation”) by distributing to its stockholders all of the outstanding shares of the new News Corporation (“News Corp”). The Company retained its interests in a global portfolio of media and entertainment assets spanning six continents. News Corp holds the Company’s former businesses including newspapers, information services and integrated marketing services, digital real estate services, book publishing, digital education and sports programming and pay-TV distribution in Australia. The Company completed the Separation by distributing to its stockholders one share of News Corp Class A common stock for every four shares of the Company’s Class A common stock held on June 21, 2013, and one share of News Corp Class B common stock for every four shares of the Company’s Class B common stock held on June 21, 2013. The Company’s stockholders received cash in lieu of fractional shares. Following the Separation, the Company does not beneficially own any shares of News Corp Class A common stock or News Corp Class B common stock.

Effective June 28, 2013, the Separation qualified for discontinued operations treatment in accordance with Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations” (“ASC 205-20”), and accordingly the Company deconsolidated News Corp’s balance sheet as of June 30, 2013, and presented its results for the three and nine months ended March 31, 2013 as discontinued operations on the unaudited statements of operations and as discontinued operations on the unaudited statements of cash flows for the nine months ended March 31, 2013. The footnotes to the financial statements have also been revised accordingly for the three and nine months ended March 31, 2013. Management’s discussion and analysis of financial condition and results of operations describes the Company giving effect to the Separation, except where stated otherwise.

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

•

Results of Operations - This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2014 and 2013. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2014 and 2013. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

The television operations derive revenues primarily from the sale of advertising, and to a lesser extent, retransmission consent revenue. Adverse changes in general market conditions for advertising may affect revenues. The U.S. television broadcast environment is highly competitive and the primary methods of competition are the development and acquisition of popular programming. Program success is measured by ratings, which are an indication of market acceptance, with the top rated programs commanding the highest advertising prices. FOX is a broadcast network that airs original programming and MyNetworkTV is a programming distribution service that airs original and off-network programming. FOX and MyNetworkTV compete with broadcast networks, such as ABC, CBS, NBC and The CW Television Network, independent television stations, cable and Direct Broadcast Satellite Television program services, as well as other media, including over-the-top services, DVDs, Blu-rays, video games and print for audiences, programming and advertising revenues. In addition, FOX and MyNetworkTV compete with the other broadcast networks and other programming distribution services to secure affiliations with independently owned television stations in markets across the U.S. ABC, NBC and CBS each broadcasts a greater number of hours of programming than FOX and, accordingly, may be able to designate or change time periods in which programming is to be broadcast with greater flexibility than FOX. In addition, future technological developments may affect competition within the television marketplace.

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

The Company’s U.S. cable network programming operations primarily consist of the Fox News Channel (“FOX News”), Fox Sports 1, FX Networks, LLC (“FX”), FXX, Regional Sports Networks (“RSNs”), the National Geographic Channels and the Big Ten Network. The Company’s international cable networks consist of the Fox International Channels (“FIC”) and STAR. FIC produces and distributes entertainment, lifestyle, factual, sports, and movie channels through distribution channels in Europe, Africa, Asia and Latin America using several brands, including Fox, Fox Crime, Fox Life, FX, Fox Sports and National Geographic Channel. STAR’s owned and affiliated channels are distributed in the following countries and regions: India; Pakistan; the rest of South Asia; Greater China; Indonesia; the rest of South East Asia; the Middle East and Africa; the United Kingdom and Europe; and North America.

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

Filmed Entertainment

The Filmed Entertainment segment derives revenue from the production and distribution of live-action and animated motion pictures and television series. In general, motion pictures produced or acquired for distribution by the Company are exhibited in U.S. and foreign theaters, followed by home entertainment, including sale and rental of DVDs and Blu-rays, licensing through digital distribution platforms, premium subscription television, network television and basic cable and syndicated television exploitation. Television series initially produced for the networks and first-run syndication are generally licensed to domestic and international markets concurrently and subsequently released in seasonal DVD and Blu-ray box sets and made available via digital distribution platforms. More successful series are later syndicated in domestic markets. The length of the revenue cycle for television series will vary depending on the number of seasons a series remains in active production and, therefore, may cause fluctuations in operating results. License fees received for television exhibition (including international and U.S. premium television and basic cable television) are recorded as revenue in the period that licensed films or programs are available for such exhibition, which may cause substantial fluctuations in operating results.

The revenues and operating results of the Filmed Entertainment segment are significantly affected by the timing of the Company’s theatrical and home entertainment releases, the number of its original and returning television series that are aired by television networks and cable channels and the number of its television series in off-network syndication. Theatrical and home entertainment release dates are determined by several factors, including timing of vacation and holiday periods and competition in the marketplace. The distribution windows for the release of motion pictures theatrically and in various home entertainment products and services (including subscription rentals, rental kiosks and digital distribution platforms), have been compressing and may continue to change in the future. A further reduction in timing between theatrical and home entertainment releases could adversely affect the revenues and operating results of this segment.

The Company enters into arrangements with third parties to co-produce many of its theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. The parties to these arrangements include studio and non-studio entities, both domestic and foreign. In several of these agreements, other parties control certain distribution rights. The Filmed Entertainment segment records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, receive a participation based on the respective third-party investor’s interest in the profits or losses incurred on the film. Consistent with the requirements of Financial Accounting Standards Board (“FASB”) ASC 926 “Entertainment—Films” (“ASC 926”), the estimate of a third-party investor’s interest in profits or losses on the film is based on total estimated ultimate revenues.

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

In November 2013, the Company sold its remaining 12% interest in Phoenix Satellite Television Holdings Ltd. (“Phoenix”) for approximately $210 million. The Company recorded a gain of $199 million on this transaction which was included in Other, net in the unaudited consolidated statements of operations for the nine months ended March 31, 2014.

In December 2013, Sky Deutschland, a majority-owned consolidated subsidiary of the Company, agreed to acquire from Constantin Medien AG, a 100% interest in the production company PLAZAMEDIA TV and Film Produktion GmbH (“Plazamedia”) as well as a 25.1% equity stake in Sport1 GmbH and Constantin Sport Marketing GmbH for €57.5 million (approximately $80 million), net of cash acquired. Plazamedia is an established full-service provider for television and new media as well as one of the leading producers of sports television in the German-speaking markets. This transaction will be financed under Sky Deutschland’s credit agreement, as amended.  (See Note 10 – Borrowings to the accompanying unaudited consolidated financial statements for further discussion)

In January 2014, the Company agreed to sell its 47% interest in CMC-News Asia Holdings Limited, which has a carrying value of approximately $80 million. The Company expects this transaction to close in the fourth quarter of fiscal 2014 and expects to record a gain on the sale.

On February 28, 2014, the Company acquired an additional 31% interest in the Yankees Entertainment and Sports Network (“YES Network”), a RSN primarily broadcasting pre-season and regular season games for the New York Yankees and the Brooklyn Nets, for approximately $680 million, net of cash acquired. As a result of this transaction, the Company consolidated the balance sheet and operating results of the YES Network beginning March 2014, including $1.7 billion in debt, as it owns an 80% controlling interest.

In March 2014, the Company received approval from its stockholders and subsequently the Australian Securities Exchange (the “ASX”) for removal of its full foreign listing from the ASX. Delisting from the ASX occurred on May 8, 2014 and, effective as of that date, all of Twenty-First Century Fox’s Class A and Class B Common Stock is listed solely on the NASDAQ Global Select Market.

RESULTS OF OPERATIONS

Results of Operations—For the three and nine months ended March 31, 2014 versus the three and nine months ended March 31, 2013

The following table sets forth the Company’s operating results for the three and nine months ended March 31, 2014 as compared to the three and nine months ended March 31, 2013.

	For the three months ended March 31,			For the nine months ended March 31,
	2014	2013	% Change	2014	2013	% Change
	(in millions, except %)
Revenues:
Affiliate Fees	$2,326	$2,066	13%	$6,547	$5,593	17%
Subscription	1,390	1,216	14%	4,061	2,814	44%
Advertising	2,294	1,884	22%	6,344	5,781	10%
Content	2,067	2,098	(1)%	6,135	5,978	3%
Other	142	89	60%	356	297	20%
Total Revenues	8,219	7,353	12%	23,443	20,463	15%
Operating expenses	(5,475)	(4,826)	13%	(15,473)	(12,859)	20%
Selling, general and administrative	(978)	(980)	-%	(3,082)	(2,898)	6%
Depreciation and amortization	(267)	(214)	25%	(840)	(569)	48%
Impairment charges	-	-	-%	-	(35)	**
Equity earnings of affiliates	170	132	29%	430	432	-%
Interest expense, net	(284)	(277)	3%	(830)	(802)	3%
Interest income	6	8	(25)%	21	39	(46)%
Other, net	(33)	2,109	**	123	3,672	(97)%
Income from continuing operations before income tax expense	1,358	3,305	(59)%	3,792	7,443	(49)%
Income tax expense	(269)	(728)	(63)%	(929)	(1,437)	(35)%
Income from continuing operations	1,089	2,577	(58)%	2,863	6,006	(52)%
(Loss) income from discontinued operations, net of tax	(16)	321	**	696	1,625	(57)%
Net income	1,073	2,898	(63)%	3,559	7,631	(53)%
Less: Net income attributable to noncontrolling interests	(20)	(44)	(55)%	(44)	(163)	(73)%
Net income attributable to Twenty-First Century Fox, Inc. stockholders	$1,053	$2,854	(63)%	$3,515	$7,468	(53)%
**	not meaningful

Overview – The Company’s revenues increased 12% and 15% for the three and nine months ended March 31, 2014, respectively, as compared to the corresponding periods of fiscal 2013, primarily due to increases in advertising, affiliate fees and subscription revenues.  The increase in advertising revenue for the three and nine months ended March 31, 2014 was primarily due to revenues arising from the broadcast of Super Bowl XLVIII in February 2014. The increases in affiliate fees for the three and nine months ended March 31, 2014 were principally attributable to higher average rates per subscriber across most cable channels, higher retransmission consent revenues and the conversion and related launch of new channels, including Fox Sports 1. Also contributing to the increase in affiliate fees for the nine months ended March 31, 2014 was the absence of the distributor allowances resulting from the 2012-2013 National Hockey League (“NHL”) lockout in the prior year, and the incremental impact of the acquisition of Eredivisie Media & Marketing CV (“EMM”) and SportsTime Ohio and the consolidation of Fox Sports Asia (formerly ESPN Star Sports) (collectively the “Acquisitions”). The increase in subscription revenues for the three months ended March 31, 2014 was primarily due to an increase in the number of subscribers and average revenue per subscriber (“ARPU”) at Sky Deutschland. The increase for the nine months ended March 31, 2014 was primarily due to the effect of the consolidation of Sky Deutschland from January 2013.  The strengthening of the U.S. dollar against local currencies (non-Euro) resulted in revenue decreases of approximately $75 million and $215 million, respectively, partially offset by the effect of the weakening of the U.S. dollar against the Euro of approximately $55 million and $150 million, respectively, for the three and nine months ended March 31, 2014, as compared to the corresponding periods of fiscal 2013.

Operating expenses increased 13% and 20% for the three and nine months ended March 31, 2014, respectively, as compared to the corresponding periods of fiscal 2013.  During the three months ended March 31, 2014, operating expenses at the DBS, Television and Cable Network Programming segments increased by approximately $230 million, $250 million and $205 million, respectively, as compared to the corresponding period of fiscal 2013.  During the nine months ended March 31, 2014, operating expenses at the DBS, Television and Cable Network Programming segments, increased by approximately $1,250 million, $355 million and $750 million, respectively.  Operating expenses at the Filmed Entertainment segment also increased by approximately $445 million during the nine months ended March 31, 2014. The increase at the DBS segment for the three months ended March 31, 2014 was due to the higher programming costs related to the exclusive German Bundesliga soccer coverage and the broadcast of the Sochi Olympics. Also contributing to the operating expense increase at the DBS segment for the nine months ended March 31, 2014 was the effect of the consolidation of Sky Deutschland from January 2013. The increase at the Television segment for the three and nine months ended March 31, 2014 was primarily due to the costs associated with the broadcast of Super Bowl XLVIII in February 2014. The increase at the Cable Network Programming segment for the three months ended March 31, 2014 was primarily related to the continued investments in the new channels, Fox Sports 1, STAR Sports networks and FXX, and higher programming costs. Also contributing to the increase during the nine months ended March 31, 2014 was the Acquisitions as well as higher programming costs related to additional NHL games in the current period. The increase at the Filmed Entertainment segment for the nine months ended March 31, 2014 was primarily related to higher theatrical marketing costs as a result of the increase in the number of significant theatrical releases in fiscal 2014 as compared to fiscal 2013, including Mr. Peabody and Sherman, The Secret Life of Walter Mitty and Rio 2 and an increase in production amortization and participation costs related to the television programming production businesses.

Selling, general and administrative expenses remained consistent for the three months ended March 31, 2014 as compared to the corresponding period of fiscal 2013. Selling, general and administrative expenses increased 6% for the nine months ended March 31, 2014 as compared to the corresponding period of fiscal 2013 primarily due to the increases at the Cable Network Programming and DBS segments of approximately $145 million and $90 million, respectively. The increase at the Cable Network Programming segment for the nine months ended March 31, 2014 was primarily due to the Acquisitions and higher personnel costs. The increase at the DBS segment was primarily due to the effect of the consolidation of Sky Deutschland. Partially offsetting these increases was a decrease of approximately $100 million at the Other, Corporate and Eliminations segment primarily due to lower compensation expenses and legal and professional fees.

Depreciation and amortization increased 25% and 48% for the three and nine months ended March 31, 2014, respectively, as compared to the corresponding periods of fiscal 2013, primarily due to the consolidation of Sky Deutschland, including the amortization of acquired identifiable intangible assets.

Equity earnings of affiliates – Equity earnings of affiliates increased $38 million for the three months ended March 31, 2014 and decreased $2 million for the nine months ended March 31, 2014, as compared to the corresponding periods of fiscal 2013. The increase for the three months ended March 31, 2014 was primarily due to improved results at the Cable channel equity affiliates and improved results at the Other equity affiliates, primarily related to Hulu LLC (“Hulu”). The increase at the Cable channel equity affiliates was led by higher contributions from the YES Network, which was an affiliate until the date of its acquisition. Hulu’s results benefited from higher subscription and advertising revenues. The nominal decrease in Equity earnings of affiliates during the nine months ended March 31, 2014 was primarily due to the decreases at the DBS equity affiliates primarily related to lower results and gains at BSkyB partially offset by the absence of equity losses due to the consolidation of Sky Deutschland from January 2013. The gains from the Company’s participation in BSkyB’s share repurchase program declined by approximately $130 million during the nine months ended March 31, 2014. Partially offsetting the decrease at the DBS equity affiliates were increases at the Cable channel equity affiliates, led by the YES Network, and Other equity affiliates, led by Hulu. Hulu’s improved contributions were due to the revenue increases noted above and the effect of the charges recorded during fiscal 2013 for the redemption of Providence Equity Partners’ equity interest in October 2012.

	For the three months ended March 31,			For the nine months ended March 31,
	2014	2013	% Change	2014	2013	% Change
	(in millions, except %)
DBS equity affiliates	$161	$160	1%	$432	$593	(27)%
Cable channel equity affiliates	16	(13)	**	19	(53)	**
Other equity affiliates	(7)	(15)	53%	(21)	(108)	81%
Equity earnings of affiliates	$170	$132	29%	$430	$432	-%
**	not meaningful

Interest expense, net – Interest expense, net increased $7 million and $28 million for the three and nine months ended March 31, 2014, respectively, as compared to the corresponding periods of fiscal 2013, primarily due to the issuance of $300 million of 4.00% Senior Notes due 2023 and $700 million of 5.40% Senior Notes due 2043 in September 2013 as well as higher average debt outstanding due to the debt consolidated in connection with the acquisition of the majority interest in the YES Network. Also contributing to the nine months ended March 31, 2014 increase was the effect of the consolidation of Sky Deutschland’s debt.

Other, net –

	For the three months ended March 31,		For the nine months ended March 31,
	2014	2013	2014	2013
	(in millions)
Gain on Sky Deutschland transaction(a)	$-	$2,069	$-	$2,069
(Loss) gain on sale of investments in NDS(b)	(30)	-	(30)	1,446
Gain on sale of investment in Phoenix(b)	-	81	199	81
Gain on Fox Sports Asia transaction(a)	-	-	-	174
Shareholder litigation settlement(c)	-	-	111	-
Loss on sale of Baltimore station(a)	-	-	-	(92)
Restructuring(d)	(3)	(3)	(87)	(8)
Investment impairment losses(e)	-	(15)	(67)	(15)
Change in fair value of Sky Deutschland convertible securities(a)	-	-	-	58
Other	-	(23)	(3)	(41)
Other, net	$(33)	$2,109	$123	$3,672
(a)	See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying unaudited consolidated financial statements.
(b)	See Note 7 – Investments to the accompanying unaudited consolidated financial statements.
(c)	See Note 14 – Commitments and Contingencies to the accompanying unaudited consolidated financial statements.
(d)

The Company recorded $87 million of restructuring charges in the nine months ended March 31, 2014 for contract termination costs primarily related to cost structure efficiency enhancement initiatives at the DBS segment.

(e)

The write-downs of investments were recorded as a result of either the deteriorating financial position of the investee or due to a permanent impairment resulting from sustained losses and limited prospects for recovery.

Income tax expense – The Company’s effective tax rates for the three and nine months ended March 31, 2014 were 20% and 24%, respectively.  For the three months ended March 31, 2014, the rate was lower than the statutory rate of 35%, primarily due to rate reductions related to the Company's foreign operations including a 3% reduction due to tax credits and deductions arising from a corporate restructuring and an 8% reduction due to the recognition of a deferred tax asset for additional tax basis. Also contributing to the difference for the nine months ended March 31, 2014 were changes in valuation allowances as a result of the Phoenix sale in the first quarter of fiscal 2014.

The Company's effective income tax rates for the three and nine months ended March 31, 2013 were 22% and 19%, respectively. These rates were lower than the statutory rate of 35% primarily due to a 12% rate reduction related to the gain on the consolidation of Sky Deutschland.  The consolidation resulted in the removal of a historical valuation allowance which, in accordance with ASC 740, “Income Taxes” (“ASC 740”), reduced tax expense. Also contributing to the difference for the nine months ended March 31, 2013 was the rate reduction from the Company’s foreign operations due to tax credits and deductions arising from a corporate restructuring, the utilization of foreign tax credits in connection with the NDS Group Limited sale and non-taxable gains related to the consolidation of Fox Sports Asia.

(Loss) income from discontinued operations, net of tax – For the three months ended March 31, 2014, the Company recorded a loss from discontinued operations of $16 million as compared to income of $321 million in the corresponding period of fiscal 2013. For the nine months ended March 31, 2014, the Company recorded income from discontinued operations of $696 million as compared to income of $1.6 billion in the corresponding period of fiscal 2013. The changes were primarily due to the absence of income from discontinued operations as a result of the Separation in the prior year and the recognition in fiscal 2014 of a tax refund from News Corp in accordance with the tax sharing and indemnification agreement.  A subsidiary of News Corp, prior to the Separation, had filed refunds to claim certain losses in a foreign jurisdiction. During the nine months ended March 31, 2014, the foreign jurisdiction notified News Corp that it had accepted its claims and refunded the taxes plus interest to News Corp.

Net income – Net income decreased for the three and nine months ended March 31, 2014 as compared to the corresponding periods of fiscal 2013, primarily due to the absence of the gain recorded upon the consolidation of Sky Deutschland in fiscal 2013 and the absence of income from the discontinued operations partially offset by an increase in Total Segment OIBDA (See Segment Analysis below).  Also contributing to the decrease during the nine months ended March 31, 2014 was the absence of the gain related to the sale of NDS in July 2012.

Net income attributable to noncontrolling interests – Net income attributable to noncontrolling interests decreased for the three and nine months ended March 31, 2014 as compared to the corresponding periods of fiscal 2013 primarily due to the inclusion of the noncontrolling interests’ share of Sky Deutschland’s net losses on its consolidation.

Segment Analysis

Segment OIBDA is defined as revenues less operating expenses and selling, general and administrative expenses. Segment OIBDA does not include: depreciation and amortization, amortization of cable distribution investments, impairment charges, equity earnings of affiliates, interest expense, interest income, other, net, income tax expense and net income attributable to noncontrolling interests. Management believes that Segment OIBDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources within the Company’s businesses.

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

The following tables reconcile Total Segment OIBDA to Income from continuing operations before income tax expense for the three and nine months ended March 31, 2014 as compared to the three and nine months ended March 31, 2013.

	For the three months ended March 31,
	2014	2013	Change	% Change
	(in millions, except %)
Revenues	$8,219	$7,353	$866	12%
Operating expenses	(5,475)	(4,826)	(649)	13%
Selling, general and administrative	(978)	(980)	2	-%
Amortization of cable distribution investments	21	23	(2)	(9)%
Total Segment OIBDA	1,787	1,570	217	14%
Amortization of cable distribution investments	(21)	(23)	2	(9)%
Depreciation and amortization	(267)	(214)	(53)	25%
Equity earnings of affiliates	170	132	38	29%
Interest expense, net	(284)	(277)	(7)	3%
Interest income	6	8	(2)	(25)%
Other, net	(33)	2,109	(2,142)	**
Income from continuing operations before income tax expense	$1,358	$3,305	$(1,947)	(59)%

	For the nine months ended March 31,
	2014	2013	Change	% Change
	(in millions, except %)
Revenues	$23,443	$20,463	$2,980	15%
Operating expenses	(15,473)	(12,859)	(2,614)	20%
Selling, general and administrative	(3,082)	(2,898)	(184)	6%
Amortization of cable distribution investments	61	67	(6)	(9)%
Total Segment OIBDA	4,949	4,773	176	4%
Amortization of cable distribution investments	(61)	(67)	6	(9)%
Depreciation and amortization	(840)	(569)	(271)	48%
Impairment charges	-	(35)	35	**
Equity earnings of affiliates	430	432	(2)	-%
Interest expense, net	(830)	(802)	(28)	3%
Interest income	21	39	(18)	(46)%
Other, net	123	3,672	(3,549)	(97)%
Income from continuing operations before income tax expense	$3,792	$7,443	$(3,651)	(49)%

	For the three months ended March 31, 2014		For the nine months ended March 31, 2014
	Revenues	Segment OIBDA	Revenues	Segment OIBDA
	(in millions)
Cable Network Programming	$3,152	$1,176	$8,926	$3,205
Television	1,587	288	4,265	737
Filmed Entertainment	2,279	354	6,876	1,019
Direct Broadcast Satellite Television	1,530	58	4,437	278
Other, Corporate and Eliminations	(329)	(89)	(1,061)	(290)
Total	$8,219	$1,787	$23,443	$4,949

	For the three months ended March 31, 2013		For the nine months ended March 31, 2013
	Revenues	Segment OIBDA	Revenues	Segment OIBDA
	(in millions)
Cable Network Programming	$2,827	$1,069	$7,928	$3,098
Television	1,249	219	3,764	642
Filmed Entertainment	2,346	334	6,607	1,191
Direct Broadcast Satellite Television	1,320	91	3,060	241
Other, Corporate and Eliminations	(389)	(143)	(896)	(399)
Total	$7,353	$1,570	$20,463	$4,773

Cable Network Programming (38% and 39% of the Company’s consolidated revenues in the first nine months of fiscal 2014 and 2013, respectively)

For the three and nine months ended March 31, 2014, revenues at the Cable Network Programming segment increased $325 million, or 11%, and $998 million, or 13%, respectively, as compared to the corresponding periods of fiscal 2013, primarily due to higher net affiliate and advertising revenues as shown below:

	For the three months ended March 31, 2014 % Increase/(Decrease)	For the nine months ended March 31, 2014 % Increase/(Decrease)

Affiliate Fees	12%	15%
Advertising	6%	8%
Other	24%	4%
Total	11%	13%

These revenue increases are net of decreases of approximately $75 million and $230 million for the three and nine months ended March 31, 2014, respectively, as compared to the corresponding periods of fiscal 2013 due to the strengthening of the U.S. dollar against local currencies and in the nine months ended March 31, 2014, due to the absence of distributor credits recorded in fiscal 2013.

Domestic net affiliate revenues increased 12% for the three and nine months ended March 31, 2014, respectively, as compared to the corresponding periods of fiscal 2013.  Approximately one-half of the increase in each respective period is due to higher average rates per subscriber across most channels. The balance of the growth was primarily attributable to the conversion and related launch of new channels, primarily Fox Sports 1.  Also contributing to the variance during the nine months ended March 31, 2014 were increases due to the absence of distributor allowances resulting from the 2012-2013 NHL lockout in fiscal 2013 and the incremental impact resulting from the acquisition of SportsTime Ohio in December 2012. Domestic advertising revenues increased 8% and 7% for the three and nine months ended March 31, 2014, respectively, as compared to the corresponding periods of fiscal 2013. Approximately one-third of the increase during the three months ended March 31, 2014 was due to the strong advertising volume at the Fox News Channel. The balance of the growth was attributable to the conversion and related launch of new channels, primarily FXX, and additional NHL games in the current period which also had a positive impact for the nine months ended March 31, 2014. Also contributing to the variance during the nine months ended March 31, 2014 were higher advertising revenues at FX and the National Geographic Channels due to higher pricing and volume partially offset by lower political related advertising at the Fox News Channel.

For the three and nine months ended March 31, 2014, international net affiliate revenues increased 12% and 23%, respectively, and international advertising revenues increased 4% and 10%, respectively, as compared to the corresponding periods of fiscal 2013.  For the three and nine months ended March 31, 2014, the increase in international affiliate revenues was substantially led by local currency growth, primarily at FIC, as a result of rate increases in Latin America and higher rates and number of subscribers in Europe. The increase in advertising revenues for the three and nine months ended March 31, 2014 was significantly driven by local currency growth at FIC and STAR due to higher pricing and volume in Latin America and STAR’s broadcast of the Asia Cup and International Cricket Council cricket tournaments. Also contributing to the increase in affiliate and advertising revenues for the nine months ended March 31, 2014 was the consolidation of Fox Sports Asia and the acquisition of EMM. The revenue increases in local currencies, for both the three and nine months ended March 31, 2014, were partially offset by the adverse impact of the strengthening of the U.S. dollar against local currencies.

The increase in other revenues for the three months ended March 31, 2014 was due to higher digital distribution revenues, primarily from a new contract with Amazon, higher international syndication revenues, and the benefit arising from the modification of a channel distribution agreement.

For the three and nine months ended March 31, 2014, Segment OIBDA at the Cable Network Programming segment increased $107 million, or 10%, and $107 million, or 3%, respectively, as compared to the corresponding periods of fiscal 2013, primarily due to the revenue increases noted above, partially offset by higher expenses of $218 million, or 12%, and $891 million, or 18%, respectively.  Operating expenses increased by approximately $205 million and $750 million for the three and nine months ended March 31, 2014, respectively.  These increases were primarily due to the continued investment in new channels and higher programming costs. The increase in Segment OIBDA from the consolidation of the YES Network was substantially offset by the comparative impact of the NHL lockout during the corresponding period in fiscal 2013. Also contributing to the increase during the nine months ended March 31, 2014 was the Acquisitions as well as higher programming costs related to additional NHL games in the current period. Selling, general and administrative expenses increased for the three and nine months ended March 31, 2014 by approximately $10 million and $145 million, respectively, primarily due to higher personnel costs related to the continued investments in the new channels and higher marketing costs. Also contributing to the increase during the nine months ended March 31, 2014 were the effect of the Acquisitions and higher personnel costs.  These changes in Segment OBDIA are net of decreases of approximately $40 million and $95 million for the three and nine months ended March 31, 2014, respectively, as compared to the corresponding periods of fiscal 2013 due to the strengthening of the U.S. dollar against local currencies.

Television (18% of the Company’s consolidated revenues in the first nine months of fiscal 2014 and 2013)

For the three and nine months ended March 31, 2014, revenues at the Television segment increased $338 million, or 27%, and $501 million, or 13%, respectively, as compared to the corresponding periods of fiscal 2013 primarily due to higher advertising revenues.  Advertising revenues increased 30% and 10% for the three and nine months ended March 31, 2014, respectively, as compared to the corresponding periods of fiscal 2013 primarily due to the revenues arising from the broadcast of Super Bowl XLVIII in February 2014 of approximately $350 million and from higher pricing and ratings driven by the strong NFL post season.  These increases were partially offset by lower primetime ratings led by declines at American Idol. Also contributing to the increase in advertising revenues for the nine months ended March 31, 2014 was the positive impact from the strong NFL regular season and the MLB post season, including the two additional MLB World Series games in the current year.  Partially offsetting these increases were lower political advertising due to the absence of the benefit in fiscal 2013 from the 2012 elections and the impact of lower primetime ratings led by declines at X-Factor.  Affiliate fee revenues increased as a result of higher retransmission consent revenues for the three and nine months ended March 31, 2014 as compared to the corresponding periods of fiscal 2013.

For the three and nine months ended March 31, 2014, Segment OIBDA at the Television Segment increased $69 million, or 32%, and $95 million, or 15%, respectively, as compared to the corresponding periods of fiscal 2013, primarily due to the revenue increases noted above partially offset by higher expenses of $269 million, or 26%, and $406 million, or 13%, respectively.  Operating expenses increased by approximately $250 million and $355 million for the three and nine months ended March 31, 2014, respectively.  These increases were primarily due to the broadcast of Super Bowl XLVIII in February 2014 and higher primetime programming costs.  Also contributing to the increase in operating expenses, during the nine months ended March 31, 2014, were higher sports programming costs primarily related to the two additional MLB World Series games in the current year and increased costs to support the launch of new television series such as Almost Human and Sleepy Hollow. Selling, general and administrative expenses increased by approximately $20 million and $50 million for the three and nine months ended March 31, 2014, respectively, as compared to the corresponding periods of fiscal 2013 primarily due to higher legal fees and the broadcast of Super Bowl XLVIII in February 2014.

Filmed Entertainment (29% and 32% of the Company’s consolidated revenues in the first nine months of fiscal 2014 and 2013, respectively)

For the three months ended March 31, 2014, revenues at the Filmed Entertainment segment decreased $67 million, or 3% as compared to the corresponding period of fiscal 2013.  The decrease in revenues was primarily due to lower worldwide theatrical and home entertainment revenues from feature film production and distribution, partially offset by higher digital distribution revenues from the sales of television product.  For the nine months ended March 31, 2014, revenues at the Filmed Entertainment segment increased $269 million, or 4% as compared to the corresponding period of fiscal 2013.  The increase in revenues was primarily due to higher digital distribution revenues from the sales of television product, partially offset by lower worldwide theatrical and home entertainment revenues.  The increase in digital distribution revenue for both the three and nine months ended March 31, 2014 was primarily due to the licensing of on-line and mobile rights for various products led by the sale of series to Amazon, including 24 and The Americans.  Also contributing to revenues in the three and nine months ended March 31, 2014 was higher network and syndication revenues primarily due to Modern Family.  The decrease in worldwide theatrical and home entertainment revenues was primarily due to the strength of the products released in fiscal 2013.  The three months ended March 31, 2014 included the worldwide theatrical releases of Mr. Peabody and Sherman and The Secret Life of Walter Mitty as compared to the corresponding fiscal 2013 period which included the worldwide theatrical and home entertainment release of Life of Pi and the worldwide theatrical releases of A Good Day to Die Hard and The Croods.  The nine months ended March 31, 2014 included the worldwide theatrical and home entertainment releases of The Wolverine and Turbo as compared to the corresponding fiscal 2013 period which included the worldwide theatrical and home entertainment releases of Ice Age: Continental Drift, Life of Pi and Taken 2.

For the three months ended March 31, 2014, Segment OIBDA at the Filmed Entertainment segment increased $20 million, or 6%, as compared to the corresponding period of fiscal 2013, primarily due to lower expenses of $87 million, or 4%, partially offset by the revenue decreases noted above. For the nine months ended March 31, 2014, Segment OIBDA at the Filmed Entertainment segment decreased $172 million, or 14%, as compared to the corresponding period of fiscal 2013, primarily due to higher expenses of $441 million, or 8%, partially offset by the revenue increases noted above. Operating expenses decreased by approximately $60 million for the three months ended March 31, 2014 primarily due to a decrease in feature film production amortization, partially offset by higher participation costs related to the television programming production businesses.  Operating expenses increased by approximately $445 million for the nine months ended March 31, 2014 primarily due to higher theatrical marketing costs as a result of the increase in the number of significant theatrical releases in fiscal 2014 as compared to fiscal 2013, including Mr. Peabody and Sherman, The Secret Life of Walter Mitty and Rio 2 and an increase in production amortization and participation costs related to the television programming production businesses.  Also contributing to the Segment OIBDA decrease in the nine months ended March 31, 2014 was the contribution of Ice Age: Continental Drift in fiscal 2013 with no comparable movies in fiscal 2014.  Selling, general and administrative expenses decreased by approximately $30 million and $5 million for the three and nine months ended March 31, 2014, respectively, as compared to the corresponding period of fiscal 2013.  The decrease in the three months ended March 31, 2014 was primarily due to foreign currency exchange movements.

Direct Broadcast Satellite Television (19% and 15% of the Company’s consolidated revenues in the first nine months of fiscal 2014 and 2013, respectively)

For the three and nine months ended March 31, 2014, revenues at the Direct Broadcast Satellite Television segment increased $210 million, or 16%, and $1,377 million, or 45%, respectively, as compared to the corresponding periods of fiscal 2013, primarily due to higher revenues at Sky Deutschland. Also contributing to revenue variance for the nine months ended March 31, 2014 was the inclusion of revenues resulting from the consolidation of Sky Deutschland from January 2013. The weakening of the U.S. dollar against the Euro also contributed to revenue increases of approximately $55 million and $150 million for the three and nine months ended March 31, 2014, respectively, as compared to the corresponding periods of fiscal 2013.

SKY Italia’s average and ending subscriber base of 4.8 million for the three and nine months ended March 31, 2014 was consistent with the corresponding periods of fiscal 2013. The total churn for the three and nine months ended March 31, 2014 was approximately 117,000 and 363,000 subscribers, respectively, as compared to a churn of approximately 200,000 and 530,000 subscribers, respectively, in the corresponding periods of fiscal 2013. Sky Deutschland’s ending subscriber base was 3.7 million and had a net increase of approximately 64,000 and 278,000 subscribers during the three and nine months ended March 31, 2014, respectively. The total churn for the three and nine months ended March 31, 2014 was approximately 81,000 and 296,000 subscribers on average subscriber bases of 3.7 million and 3.6 million, respectively, as compared to churn of approximately 95,000 and 313,000 subscribers on average subscriber bases of 3.4 million and 3.3 million, respectively, in the corresponding periods of fiscal 2013. Subscriber churn for the period represents the number of subscribers whose service was disconnected during the period.

SKY Italia’s ARPU of approximately €42 for the three and nine months ended March 31, 2014, was consistent with the corresponding periods of fiscal 2013. Sky Deutschland’s ARPU of approximately €35 and €34 for the three and nine months ended March 31, 2014, respectively, increased from approximately €33 in the corresponding periods of fiscal 2013, primarily due to upgrades in services. ARPU is calculated by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue, if any, for the period.  Average subscribers are calculated for the respective periods by adding the beginning and ending subscribers for the period and dividing by two.

SKY Italia’s subscriber acquisition costs per subscriber (“SAC”) of approximately €345 and €390 for the three and nine months ended March 31, 2014, respectively, increased from approximately €280 and €380 for the corresponding periods of fiscal 2013, primarily due to increased advertising and marketing costs on a per subscriber basis. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross subscribers added during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly to subscribers and the costs related to installation and acquisition advertising net of any upfront activation fee. SAC excludes the value of equipment capitalized under equipment lease programs, as well as payments and the value of returned equipment related to disconnected lease program subscribers.

For the three months ended March 31, 2014, Segment OIBDA at the DBS segment decreased $33 million as compared to the corresponding period of fiscal 2013, primarily due to an increase in programming costs at Sky Deutschland related to the exclusive German Bundesliga soccer coverage and at Sky Italia related to the broadcast of the Sochi Olympics. For the nine months ended March 31, 2014, Segment OIBDA at the DBS segment increased $37 million as compared to the corresponding period of fiscal 2013, primarily due to the inclusion of Sky Deutschland. Programming costs at SKY Italia for the nine months ended March 31, 2014 were consistent with the costs for the corresponding period of fiscal 2013 as the effect of increased costs associated with the broadcast of the Sochi Olympics and Formula One rights were offset by the absence of costs associated with the broadcast of the London Olympics in fiscal 2013. During the three and nine months ended March 31, 2014, the weakening of the U.S. dollar against the Euro contributed $2 million and $15 million, respectively, to increase Segment OIBDA as compared to fiscal 2013.

Other, Corporate and Eliminations ((4)% of the Company’s consolidated revenues in the first nine months of fiscal 2014 and 2013)

For the three and nine months ended March 31, 2014, the change in revenues at the Other, Corporate and Eliminations segment, as compared to the corresponding periods of fiscal 2013, was primarily due to intercompany transactions and the absence of revenues from the Company’s digital media business, as it was disposed in the third quarter of fiscal 2013.

For the three and nine months ended March 31, 2014, the improvement in the Segment OIBDA results at the Other, Corporate and Eliminations segment, as compared to the corresponding periods of fiscal 2013, was primarily due to lower compensation expenses and legal and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has a five-year unused $2 billion revolving credit facility, which expires in May 2017, and has access to various film co-production alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of March 31, 2014, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television products.

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

Sources and Uses of Cash

Net cash provided by operating activities for the nine months ended March 31, 2014 and 2013 was as follows (in millions):

For the nine months ended March 31,	2014	2013
Net cash provided by operating activities	$1,581	$2,385

The change in net cash provided by operating activities during the nine months ended March 31, 2014 as compared to the corresponding period of fiscal 2013 primarily reflects higher production spending and participation payments at the Filmed Entertainment segment, an increase in sports rights payments and programming rights payments at the Cable Network Programming segment and higher income taxes paid.

Net cash (used in) provided by investing activities for the nine months ended March 31, 2014 and 2013 was as follows (in millions):

For the nine months ended March 31,	2014	2013
Net cash (used in) provided by investing activities	$(1,008)	$307

The change in net cash used in investing activities during the nine months ended March 31, 2014 as compared to the corresponding period of fiscal 2013 was primarily due to lower cash received from dispositions and lower cash utilized to acquire equity investments.

Net cash used in financing activities for the nine months ended March 31, 2014 and 2013 was as follows (in millions):

For the nine months ended March 31,	2014	2013
Net cash used in financing activities	$(2,371)	$(1,435)

The change in net cash used in financing activities during the nine months ended March 31, 2014 as compared to the corresponding period of fiscal 2013 was primarily due to an increase in cash used for share repurchases of approximately $920 million.

In August 2013, the Board authorized the repurchase of $4 billion of Class A Common Stock, excluding commissions, which replaced the remaining authorized amount under the stock repurchase program. The Company intends to complete this stock repurchase program by August 2014.

Debt Instruments

The following table summarizes cash from borrowings and cash used in repayment of borrowings for the nine months ended March 31, 2014 and 2013.

	For the nine months ended March 31,
	2014	2013
	(in millions)
Borrowings:(a)
Notes due September 2022	$-	$987
New revolving credit facility (Sky Deutschland)	-	290
Notes due September 2023 and due September 2043	987	-
Total borrowings	$987	$1,277
Repayment of borrowings:
A$ Notes due February 2014(a)	$(134)	$-
Senior Debentures due February 2013(b)	-	(273)
All other(c)	(8)	(481)
Total repayment of borrowings	$(142)	$(754)
(a)	See Note 10 – Borrowings to the accompanying unaudited consolidated financial statements for further discussion.
(b)	In February 2013, the Company retired $273 million of 9.25% Senior Debentures.
(c)

The repayment of borrowings includes debt acquired in the Sky Deutschland transaction which was subsequently repaid in full during the third quarter of fiscal 2013. See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying unaudited consolidated financial statements for further discussion.

Ratings of the public debt

The table below summarizes the Company’s credit ratings as of March 31, 2014.

Rating Agency	Senior Debt	Outlook
Moody's	Baa1	Stable
S&P	BBB+	Stable

Revolving Credit Agreement

In May 2012, 21CFA (formerly known as News America, Inc.), entered into a credit agreement (the “Credit Agreement”), among 21CFA as Borrower, the Company as Parent Guarantor, the lenders named therein, the initial issuing banks named therein, JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) and Citibank, N.A. as Co-Administrative Agents, JPMorgan Chase as Designated Agent and Bank of America, N.A. as Syndication Agent. The Credit Agreement provides a $2 billion unsecured revolving credit facility with a sub-limit of $400 million (or its equivalent in Euros) available for the issuance of letters of credit and a maturity date of May 2017. Under the Credit Agreement, the Company may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion and the Company may request that the maturity date be extended for up to two additional one-year periods. Borrowings are issuable in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The material terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. Fees under the Credit Agreement will be based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current debt ratings, 21CFA pays a facility fee of 0.125% and an initial drawn cost of LIBOR plus 1.125%.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal operations. The total firm commitments and future debt payments as of March 31, 2014 and June 30, 2013 were $85.3 billion and $79.9 billion, respectively. The increase from June 30, 2013 was primarily due to the acquisition of the majority interest in the YES Network in February 2014 (See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying unaudited consolidated financial statements for further discussion).

Guarantees

The Company’s guarantees as of March 31, 2014 have not changed significantly from disclosures included in the 2013 Form 10-K.

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

Foreign Currency Exchange Rates

The Company conducts operations in two principal currencies: the U.S. dollar and the Euro. These currencies operate as the functional currency for the Company’s U.S., and European operations, respectively. Cash is managed centrally within each of the two regions with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, draw downs in the appropriate local currency are available from intercompany borrowings. Since earnings of the Company’s European operations are expected to be reinvested in those businesses indefinitely, the Company does not hedge its investment in the net assets of those foreign operations. Information on financial instruments with exposure to foreign currency exchange rate risk is presented below:

	As of March 31, 2014	As of June 30, 2013
	(in millions)
Notional Amount
Foreign currency purchases (forward contracts)	$636	$694
Foreign currency sales (forward contracts)	92	12
Foreign currency denominated debt	-	137
Aggregate notional amount	$728	$843

Fair Value
Total fair value of financial instruments with foreign currency exchange rate risk(a): asset (liability)	$(13)	$(134)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted foreign currency exchange rates: gain (loss)	$(22)	$(79)
(a)	The change in fair value during the nine months ended March 31, 2014 is primarily due to the repayment of the foreign currency denominated debt in February 2014.

Interest Rates

The Company's current financing arrangements and facilities include $17.0 billion of outstanding fixed-rate debt, approximately $1.7 billion of outstanding variable and fixed-rate debt consolidated with the acquisition of the majority interest in the YES Network, approximately €225 million of Sky Deutschland's outstanding five-year bank credit facility which carries variable rate debt and the Credit Agreement, which also carries variable rate interest (see Note 10 – Borrowings to the accompanying unaudited consolidated financial statements). The Company also entered into interest rate swap contracts during fiscal 2014.  As of March 31, 2014, the notional amount of interest rate swap contracts outstanding was $584 million, and the fair value of the interest rate swap contracts outstanding was $(5) million.

Fixed and variable rate debts are impacted differently by changes in interest rates.  A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt.  As of March 31, 2014, substantially all of the Company's financial instruments with exposure to interest rate risk were denominated in U.S. dollars.  Information on financial instruments with exposure to interest rate risk is presented below:

	As of March 31, 2014	As of June 30, 2013
	(in millions)
Fair Value
Total fair value of financial instruments with exposure to interest rate risk(a): asset (liability)	$(22,114)	$(18,756)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted interest rates: gain (loss)	$(891)	$(865)

(a)	The change in fair value of the Company’s financial instruments with exposure to interest rate risk is primarily due to the acquisition of the majority interest in the YES Network.

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity method affiliates.  Information on the Company’s investments with exposure to stock price risk is presented below:

	As of March 31, 2014	As of June 30, 2013
	(in millions)
Fair Value
Total fair value of common stock investments(a)	$9,487	$7,831

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted market prices: gain (loss)(b)	$(949)	$(783)
(a)	The change in fair value of the Company’s common stock investments is primarily due to the appreciation in market prices.
(b)

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

The Company’s receivables did not represent significant concentrations of credit risk at March 31, 2014 or June 30, 2013 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At March 31, 2014, the Company did not anticipate nonperformance by any of the counterparties.

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Shareholder Litigation

Southern District of New York

On July 19, 2011, a purported class action lawsuit captioned Wilder v. News Corp., et al. (“Wilder Litigation”), was filed on behalf of all purchasers of the Company’s common stock between March 3, 2011 and July 11, 2011, in the United States District Court for the Southern District of New York. The plaintiff brought claims under Section 10(b) and Section 20(a) of the Securities Exchange Act, alleging that false and misleading statements were issued regarding the alleged acts of voicemail interception at The News of the World. The suit names as defendants the Company, Rupert Murdoch, James Murdoch and Rebekah Brooks, and seeks compensatory damages, rescission for damages sustained, and costs. On June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff and Robbins Geller Rudman & Dowd as lead counsel. Thereafter, on July 3, 2012, the court issued an order providing that an amended consolidated complaint shall be filed by July 31, 2012. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants NI Group Limited (now known as News Corp UK & Ireland Limited) and Les Hinton, and expanded the class period to include February 15, 2011 to July 18, 2011. The defendants filed motions to dismiss the litigation, which were granted by the court on March 31, 2014.  Plaintiffs were given until April 30, 2014 to amend their complaint. On April 30, 2014, plaintiffs filed a second amended consolidated complaint, which generally repeats the allegations of the amended consolidated complaint and also expands the class period to July 8, 2009 to July 18, 2011.  The Company’s management believes the claims in the Wilder Litigation are entirely without merit, and intends to vigorously defend those claims.

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

For example, our business activities in Venezuela operate in a highly inflationary economy.  Recently, there have been significant changes to the foreign currency exchange rate environment in Venezuela governing the conversion of Venezuelan Bolivars (“Bolivars”) to U.S. Dollars (“$”).  Companies generally have used the official exchange rate controlled by Venezuela’s Commission for the Administration of Foreign Exchange (“CADIVI”), which is 6.3 Bolivars per $ unless they had transactions or were among the entities the Venezuelan government had specifically authorized to use the Supplementary Foreign Currency Administration System (“SICAD”) auction rate.  In January 2014, the Venezuelan government significantly expanded the use of the SICAD rate and, more recently, in March 2014,  the Venezuelan government created a third currency exchange mechanism called SICAD 2 and said it may be used by all entities for all transactions.  There is significant uncertainty regarding the exchange rate that we can access to convert our Venezuelan Bolivar denominated monetary assets to U.S. Dollars.   The Venezuelan government may issue more regulations or take other steps that may affect our decision on which exchange rate(s) to use for financial reporting purposes.  As of March 31, 2014, our cash balances include $110 million of Venezuelan Bolivar denominated cash converted at the official exchange rate of 6.3 Bolivars per $.

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

The Inability to Renew Sports Programming Rights Could Cause the Company’s Affiliate and Advertising Revenue to Decline Significantly in any Given Period or in Specific Markets.

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

Certain of our directors and executive officers own shares of News Corp’s common stock, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, certain of our officers and directors also serve as officers and/or as directors of News Corp, including our Chairman and Chief Executive Officer K. Rupert Murdoch, who serves as News Corp’s Executive Chairman, our Non-Executive Co-Chairman Lachlan K. Murdoch, who serves as News Corp’s Non-Executive Co-Chairman and our Group General Counsel Gerson Zweifach, who serves as News Corp’s General Counsel. This ownership or service to both companies may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for News Corp and us.

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

The remaining authorized amount under the Company’s stock repurchase program as of March 31, 2014, excluding commissions, was approximately $1.6 billion.

The program may be modified, extended, suspended or discontinued at any time.

Below is a summary of the Company’s purchases of its Class A Common Stock during the three months ended March 31, 2014:

	Total Number of Shares Purchased	Average Price per Share	Total Cost of Purchase
			(in millions)
January	11,335,157	$32.73	$371
February	10,631,995	31.98	340
March	9,280,870	32.97	306
Total	31,248,022		$1,017

The Company did not purchase any of its Class B Common Stock during the three months ended March 31, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS
(a)	Exhibits.

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2014 and 2013; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2014 and 2013; (iii) Consolidated Balance Sheets at March 31, 2014 (unaudited) and June 30, 2013 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 2014 and 2013; and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWENTY-FIRST CENTURY FOX, INC.
(Registrant)

By:	/s/ John Nallen
John Nallen
Senior Executive Vice President and
Chief Financial Officer

Date: May 8, 2014