Form 10-K
period 2014-06-30
TWENTY-FIRST CENTURY FOX, INC.
filed 2014-08-14
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

As of December 31, 2013, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $51,307,677,794, based upon the closing price of $35.17 per share as quoted on the NASDAQ Stock Market on that date, and the aggregate market value of the registrant’s Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $16,732,411,358, based upon the closing price of $34.60 per share as quoted on the NASDAQ Stock Market on that date.

As of August 8, 2014, 1,391,535,388 shares of Class A Common Stock and 798,520,953 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Twenty-First Century Fox, Inc. definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of Twenty-First Century Fox, Inc.’s fiscal year end.

PART I

ITEM 1.	BUSINESS

Background

Twenty-First Century Fox, Inc. (formerly known as News Corporation), a Delaware corporation, is a diversified global media and entertainment company with operations in the following five industry segments: (i) Cable Network Programming; (ii) Television; (iii) Filmed Entertainment; (iv) Direct Broadcast Satellite Television; and (v) Other, Corporate and Eliminations. The activities of Twenty-First Century Fox, Inc. are conducted principally in the United States, the United Kingdom, Continental Europe, Asia and Latin America. For financial information regarding Twenty-First Century Fox, Inc.’s segments and operations in geographic areas, see “Item 8. Financial Statements and Supplementary Data.” Unless otherwise indicated, references in this Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (the “Annual Report”) to “we,” “us,” “our,” “21st Century Fox,” “Twenty-First Century Fox” or the “Company” means Twenty-First Century Fox, Inc. and its subsidiaries.

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

The Company’s fiscal year ends on June 30 of each year. Through its predecessor, the Company was incorporated in 1979 under the Company Act 1961 of South Australia, Australia. At June 30, 2014, the Company had approximately 27,000 full-time employees. The Company’s principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036 and its telephone number is (212) 852-7000. The Company’s website is www.21cf.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, through the Company’s website as soon as reasonably practicable after the material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). Such reports may also be obtained without charge from the Company, and paper copies of any exhibits to such reports are also available for a reasonable fee per page charge to the requesting stockholder. Any materials that the Company filed with the SEC also may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

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

Recent Developments

In July 2014, the Company entered into agreements with British Sky Broadcasting Group plc (“BSkyB”), to sell its 100% and 57% (on a fully diluted basis) ownership stakes in Sky Italia and Sky Deutschland AG (“Sky Deutschland”), respectively, for approximately $9.3 billion (based on foreign currency exchange rates as of the date of the agreements), comprised of approximately $8.6 billion in cash and the transfer to the Company of BSkyB’s 21% interest in National Geographic Channels International, increasing the Company’s ownership stake to 73%. In connection with this transaction, the Company participated in BSkyB’s equity offering in July 2014 by purchasing additional shares in BSkyB for approximately $900 million and maintained the Company’s approximate 39% ownership interest. The agreements are subject to regulatory approvals, the approval of BSkyB stockholders and customary closing conditions.

BUSINESS OVERVIEW

The Company is a diversified global media and entertainment company, which manages and reports its businesses in the five segments described below.

Cable Network Programming

The Company produces and licenses news, business news, sports, general entertainment and movie programming for distribution primarily through cable television systems, direct broadcast satellite operators, telecommunications companies and online video distributors in the United States and internationally.

FOX News and Fox Business Network. FOX News owns and operates the FOX News Channel, the top rated 24/7 all news national cable channel currently available in approximately 96 million U.S. households according to Nielsen Media Research, as well as the FOX Business Network which is currently available in nearly 79 million U.S. households.

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

FSN. Fox Sports Net, Inc. (“FSN, Inc.”) is the largest regional sports network (“RSN”) programmer in the United States, focusing on live professional and major collegiate home team sports events. FSN, Inc.’s sports programming business currently consists primarily of ownership interests in 15 RSNs, including an 80% ownership interest in the Yankees Entertainment and Sports Network as a result of the acquisition of an additional 31% equity interest in February 2014, and numerous sub-regional feeds (the “FSN RSNs”) and National Sports Programming, which operates FSN (“FSN”), a national sports programming service. FSN is affiliated with an additional five RSNs that are not owned by FSN, Inc. (the “FSN Affiliated RSNs”). FSN provides the FSN RSNs and the FSN Affiliated RSNs with national sports programming, featuring original and licensed sports-related programming, as well as live and replay sporting events. In the aggregate, the FSN RSNs and the FSN Affiliated RSNs currently have approximately 91 million subscribers and have rights to telecast live games of 51 of 81 U.S. professional sports teams in Major League Baseball (“MLB”), the National Basketball Association and the National Hockey League; collegiate conferences; and numerous college and high school sports teams.

Fox Sports 1. In August 2013, the Company launched Fox Sports 1, a multi-sport national cable network. During calendar year 2014, Fox Sports 1 will feature over 700 live events, including college football and basketball, UEFA Champions League and other premier soccer, National Association of Stock Car Auto Racing (“NASCAR”), and Ultimate Fighting Championship (“UFC”), as well as regular season and post-season MLB games. Beginning in 2015, Fox Sports 1 will also feature United States Golf Association (“USGA”) events and the International Federation of Football Association (“FIFA”) Women’s World Cup events. In addition to live events, Fox Sports 1 features a nightly multi-hour live national sports news show, Fox Sports Live, an afternoon multi-sport news and highlight show, America’s Pregame Show, original and documentary programming and daily studio programming.

Fox Sports 2. In August 2013, FUEL TV became Fox Sports 2, a multi-sports national cable network featuring live events from the UFC and NASCAR, along with college basketball, rugby, Australian Football League, world-class soccer and motorsports programming. Since its launch, Fox Sports 2 has featured over 350 live events.

SPEED. SPEED is a 24-hour programming service consisting of motorsports programming, including NASCAR races, events and original programming (with exclusive coverage of the annual NASCAR Sprint All-Star Race, NASCAR Hall of Fame ceremonies and NASCAR Camping World Truck Series), The 24 Hours of Le Mans, AMA Supercross, Monster Jam and MotoGP. SPEED was distributed in the United States until August 2013, and continues to be distributed to subscribers in Canada and the Caribbean. SPEED is also distributed by Foxtel in Australia.

Fox College Sports. Fox College Sports consists of three regionally-aligned networks, FCS Pacific, FCS Central and FCS Atlantic. Fox College Sports provides live and delayed collegiate events from a variety of collegiate conferences, coaches’ shows and collegiate highlight and magazine-format programming from the FSN RSNs across the country.

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

FX. Currently reaching close to 100 million U.S. households according to Nielsen Media Research, FX Networks, LLC (“FX”) is a general entertainment network that telecasts a growing roster of original series, as well as acquired television series and motion pictures. FX’s lineup for the 2014-2015 season includes the critically acclaimed Sons of Anarchy, Justified, American Horror Story, The Americans and The Bridge, as well as the first seasons of The Strain and Tyrant. Also included in the 2014-2015 season line-up are the comedies Archer, Louie, Wilfred and the premiere seasons of Married and You’re the Worst. FX televises acquired series including Two and a Half Men, Anger Management and, later in 2014, Mike and Molly, and showcases the television premieres of theatrical motion pictures, which in the 2014-2015 season will include The Avengers, The Amazing Spider-Man, The Bourne Legacy, Ice Age: Continental Drift, Zero Dark Thirty, Fast & Furious 6, Life of Pi and Identity Thief, among others. The Company also produces and distributes FX HD, FXX HD and FXM HD, 24-hour national programming services produced and distributed in high definition (“HD”).

FXX. In September 2013, the Company launched FXX, a general entertainment channel aimed primarily at young adults. FXX’s line-up includes the comedy series It’s Always Sunny in Philadelphia, The League and Ali G: Rezurection. In addition, FXX will showcase the television premieres of an extensive slate of theatrical motion pictures including Ted, Madagascar 3: Europe’s Most Wanted, Hotel Transylvania, The Lorax and Snow White & the Huntsman. In November 2013, FXX acquired the exclusive cable rights to air all 552 episodes of The Simpsons.

FXM. FXM splits its programming into two day parts. From 3AM to 3PM, the network airs films from the historic library of Twentieth Century Fox, uncut and commercial free. From 3PM to 3AM, the network utilizes FX’s roster of box office blockbuster modern day films. Also featured throughout both day parts are documentaries and original series that explore the moviemaking process from script to screen. During the 2014-2015 season, FXM will showcase the television premieres of theatrical motion pictures, including Les Misérables, among others.

National Geographic U.S. The National Geographic Channels air non-fiction and documentary programming on such topics as natural history, adventure, science, exploration and culture. The Company holds an approximate 70% interest in NGC Network US LLC, which produces and distributes the National Geographic Channel, National Geographic Channel HD, Nat Geo Wild, Nat Geo Wild HD and Nat Geo Mundo in the United States, with NGT, LLC, a subsidiary of the National Geographic Society, holding the remaining interest. National Geographic Channel and National Geographic Channel HD currently reach more than 85 million households in the United States and Nat Geo Wild and Nat Geo Wild HD reach more than 56 million subscribers in the United States according to Nielsen Media Research.

Internet Distribution. The Company also distributes programming through its network-branded websites and applications and licenses programming for distribution through the websites and applications of cable television systems, direct broadcast satellite operators, telecommunications companies and online video distributors. The Company’s applications provide live and on-demand streaming of network-related programming, and currently include Fox Sports Go, which launched in October 2013, Big Ten Network’s application, BTN2Go and FX’s application, FX Now, which will offer all existing episodes of The Simpsons in an immersive interactive area of the application called “Simpsons World.”

Fox International Channels (“FIC”). FIC operates, develops and distributes primarily factual, sports, lifestyle and general entertainment channels in various countries in Europe, Latin America, Africa and Asia, including, but not limited to, the Fox Channel, Fox Life (which is also distributed in the United States), FX, Fox Crime, FOX Traveller, the Voyage Channel, Fox Sports, STAR World, STAR Movies (also known as Fox Movies Premium in certain countries) and Chinese language television programming targeted at Chinese-speaking audiences in Asia. These channels are distributed either in HD or in standard definition (“SD”) or in certain cases, in both HD and SD.

FIC owns a 52.2% interest in NGC Network International LLC and NGC Network Latin America LLC (collectively “NGC International”), with NGT, LLC holding a 26.8% interest and a subsidiary of BSkyB holding a 21% interest. In July 2014, the Company entered into an agreement with BSkyB, where the Company will receive the 21% interest in NGC International held by a subsidiary of BSkyB as part of the consideration for the transfer of the Company’s interests in Sky Italia. Upon completion of this transaction, FIC’s ownership stake in NGC International will increase to 73%. NGC International produces the National Geographic Channel, the National Geographic Channel HD, the Nat Geo Adventure channel (in both HD and SD), the Nat Geo Wild channel (in both HD and SD) and the Nat Geo Music channel, and these channels are also distributed in various international markets. The National Geographic Channel is currently shown in 48 languages and in approximately 171 countries internationally, including the United States.

In September 2013, FIC acquired an additional interest of approximately 22% in LAPTV, increasing FIC’s interest from approximately 78% to 100%. LAPTV distributes 10 premium pay television channels (Moviecity Premieres HD, Moviecity Premieres, Moviecity Action HD, Moviecity Action, Moviecity Family HD, Moviecity Family, Moviecity Hollywood HD, Moviecity Hollywood, Moviecity Classics and Moviecity Mundo) and four basic television channels (Film Zone HD, Film Zone, Cinecanal and Cinecanal HD) in Latin America (excluding

Brazil). Such channels primarily feature theatrical motion pictures of Twentieth Century Fox and three other studios dubbed in Spanish and/or in the English language with Spanish subtitles.

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

FIC operates Fox Pan American Sports LLC, doing business as Fox Sports Latin America (“FSLA”), an international sports programming and production entity. FSLA owns and operates the Fox Sports networks in Latin America which are comprised of Spanish-language sports networks that are distributed to subscribers in Mexico and certain Caribbean and Central and South American countries, as well as Fox Sports Brazil, a Portuguese-language sports network specifically geared to the Brazilian audience. The Company also owns 100% of Fox Deportes, a Spanish-language sports programming service distributed in the United States. Fox Deportes (formerly known as Fox Sports en Español), has more than 2,100 hours of live and exclusive programming, including exclusive coverage of premiere soccer matches (such as Copa Libertadores and Copa Sudamericana) and MLB, including All-Star, NLCS and World Series games. Fox Deportes reaches more than 21 million cable and satellite households in the United States, of which more than 6.5 million are Hispanic.

FIC owns a 50% interest in MundoFox Broadcasting LLC, a joint venture with RCN MF Holdings, Inc., a Latin American television network and production company. In August 2012, the joint venture launched MundoFox, a Spanish-language broadcast television network targeted at the U.S. Hispanic market. MundoFox features original news and original and syndicated entertainment programming.

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

STAR India. STAR India develops, produces and broadcasts 49 channels in seven languages, which are distributed primarily via satellite to local cable, internet protocol television (“IPTV”) and direct-to-home (“DTH”) operators for distribution throughout Asia, the United Kingdom, Continental Europe, North America and parts of Africa to their subscribers. STAR India’s channels include the flagship Hindi general entertainment channels STAR Plus and Life OK, the Hindi movie channels Star Gold and Movies OK, the English general entertainment channels Star World, Star World Premier HD, FX and Fox Crime, the English movie channels Star Movies and Star Movies Action, the Bengali general entertainment channel STAR Jalsha, the Bengali movie channel Jalsha Movies, the Marathi general entertainment channel STAR Pravah, the South Indian languages general entertainment channels Asianet, Suvarna, Suvarna Plus and Vijay TV, and six STAR Sports channels. STAR India’s primary sources of programming for its channels include original programming produced, commissioned or acquired by STAR India. STAR India also owns a Hindi film library comprised of approximately 1,182 titles, a South Indian languages film library comprised of approximately 2,599 titles, a Bengali film library comprised of approximately 264 titles, a Marathi film library comprised of approximately 151 titles, a Hindi television program library comprised of approximately 868 titles, a South Indian languages program library comprised of approximately 4,363 titles, a Bengali program library comprised of approximately 187 titles, a Marathi program library comprised of approximately 115 titles, an English program library comprised of approximately 307 titles and an English movie library comprised of approximately 609 titles.

In November 2013, STAR India launched six STAR Sports networks, which broadcast in India, among other sports, the BCCI Domestic and International Cricket Series matches in India, for which Star India has acquired media rights through 2018, the International Cricket Council matches, for which Star India has acquired media rights through 2015, the England and Wales Cricket Board matches, for which Star India has acquired media rights through 2017, and Cricket Australia matches, for which Star India has acquired media rights through 2017.

In May 2014, the Company acquired additional interests in Asianet Communications Limited (“Asianet Communications”), increasing the Company’s interest from 87% to approximately 100%. Asianet Communications broadcasts and operates the Malayalam language channels Asianet and Asianet Plus and the Kannada language channel Suvarna. The Company also owns 100% of Vijay Television Private Limited, which broadcasts and operates the Tamil language channel Vijay.

The Company also owns an approximate 26% stake in Balaji Telefilms Limited (“Balaji”), which is one of the largest television content production companies in India, the shares of which are listed on The Stock Exchange, Mumbai and the National Stock Exchange of India. Balaji currently produces serials broadcast on general entertainment channels in India.

In May 2011, Star Den, a 50/50 joint venture with Den Networks Limited, entered into a 50/50 joint venture, Media Pro Enterprise India Private Limited (“Media Pro”), with Zee Turner Limited and Zee Entertainment Enterprises Limited (“ZEEL”) to distribute and market all channels owned by the Company and ZEEL, their respective affiliated channels and other third party channels in India, Nepal and Bhutan. In February 2014, the Telecom Regulatory Authority of India (the “TRAI”) issued regulations prohibiting content aggregators from bundling channels of third party broadcasters. As a result, Media Pro ceased operations in August 2014.

Middle East. The Company has an approximate 19% interest in Rotana Holding FZ-LLC (“Rotana”), a diversified media company in the Middle East and North Africa. The Company also has an approximate 36.8% interest in Moby Group Holdings Limited (“MGH”). MGH operates television, radio, production and other media businesses in Afghanistan and elsewhere in Central and South Asia.

Fox Sports Asia. In November 2012, the Company acquired the remaining 50% interest in ESPN STAR Sports, now operating as Fox Sports Asia and STAR Sports, that it did not already own for approximately $220 million, net of cash acquired, and the Company now, through its wholly owned subsidiaries, owns 100% of Fox Sports Asia. Fox Sports Asia is a leading sports broadcaster in Asia and operates 27 channels in different languages.

Phoenix. In November 2013, the Company sold its remaining 12% interest in Phoenix Satellite Television Holdings Limited (“Phoenix”), which owns and operates Chinese language general entertainment, movie and current affairs channels, as well as a new media business, for approximately $210 million.

PT Visi Media Asia. The Company owns an approximate 6.7% interest in PT Visi Media Asia Tbk, a company which listed on the Indonesia Stock Exchange in November 2011. PT Visi Media Asia Tbk owns and operates television channels and an online news portal, all of which are targeted at audiences in Indonesia.

Competition

General. Cable network programming is a highly competitive business. Cable networks compete for content and distribution and, when distribution is obtained, for viewers and advertisers with free-to-air broadcast television, radio, print media, motion picture theaters, DVDs, Blu-ray high definition format discs (“Blu-rays”), Internet, wireless and portable viewing devices and other sources of information and entertainment. Important competitive factors include the prices charged for programming, the quantity, quality and variety of programming offered and the effectiveness of marketing efforts.

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

Sports programming operations. A number of basic and pay television programming services, such as ESPN and NBC Sports Network, as well as free-to-air stations and broadcast networks, provide programming that also targets Fox Sports 1, Fox Sports 2 and the FSN RSNs’ respective audience. On a national level, the primary competitors to Fox Sports 1, Fox Sports 2 and FSN are ESPN, ESPN2, NBC Sports Network and CBS Sports Net. In regional markets, the FSN RSNs compete with other regional sports networks, including those operated by team owners, cable television systems, local broadcast television stations and other sports programming providers and distributors. Fox Sports 1, Fox Sports 2 and FSN also face competition online from Major League Baseball Advanced Media, Yahoo Sports, ESPN.com, NBCSports.com and CBSSports.com, among others.

In addition, Fox Sports 1, Fox Sports 2, the FSN RSNs and FSN compete, to varying degrees, for sports programming rights. The FSN RSNs compete for local and regional rights with local broadcast television stations, other local and regional sports networks, including sports networks launched by team owners, and distribution outlets, such as cable television systems. Fox Sports 1, Fox Sports 2 and FSN compete for national rights principally with a number of national cable and broadcast services that specialize in or carry sports programming, including sports networks launched by the leagues and conferences, and television “superstations” that distribute sports. Independent syndicators also compete by acquiring and reselling such rights nationally, regionally and locally. Distribution outlets, such as cable television systems, sometimes contract directly with the sports teams in their service area for the right to distribute a number of those teams’ games on their systems. In certain markets, the owners of distribution outlets, such as cable television systems, also own one or more of the professional teams in the region, increasing their ability to launch competing networks and also limiting the professional sports rights available for acquisition by FSN RSNs.

FX and FXX. FX and FXX face competition from a number of basic cable and pay television programming services, such as USA Network (“USA”), TNT, Spike TV, Home Box Office, Inc. (“HBO”) and Showtime Networks (“Showtime”), as well as free-to-air broadcast networks and Internet subscription and rental services that provide programming that targets the same viewing audience as FX and FXX. FX and FXX also face competition from these programming services in the acquisition of distribution rights to movie and series programming.

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

FIC. Internationally, the Company’s cable businesses compete with various local and foreign television services providers and distribution networks for audiences, advertising, content acquisition and distribution platforms.

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

In June 2014, Fox Television Stations entered into an agreement with Cox Media Group (“CMG”) to swap its FOX affiliated stations in the Memphis and Boston markets for two CMG stations located in the San Francisco-Bay Area market. One of the CMG stations is a FOX Affiliate, and the other is independent. After the closing, CMG will continue to operate the Boston and Memphis stations as FOX Affiliates. The transaction is subject to regulatory approvals and other closing conditions.

The following table lists certain information about each of the television stations owned and operated by Fox Television Stations. Unless otherwise noted, all stations are FOX Affiliates.

Fox Television Stations

	DMA/Rank	Station		Digital Channel		Type	Percentage of U.S. Television Households Reached (a)
New York, NY	1	WNYW		44	(5)	UHF	6.4%
		WWOR	(b)	38	(9)	UHF
Los Angeles, CA	2	KTTV		11	(11)	VHF	4.9%
		KCOP	(b)	13	(13)	VHF
Chicago, IL	3	WFLD		31	(32)	UHF	3.1%
		WPWR	(b)	51	(50)	UHF
Philadelphia, PA	4	WTXF		42	(29)	UHF	2.6%
Dallas, TX	5	KDFW		35	(4)	UHF	2.3%
		KDFI	(b)	36	(27)	UHF
Boston, MA(c)	7	WFXT		31	(25)	UHF	2.1%
Washington, DC	8	WTTG		36	(5)	UHF	2.1%
		WDCA	(b)	35	(20)	UHF
Atlanta, GA	9	WAGA		27	(5)	UHF	2.1%
Houston, TX	10	KRIV		26	(26)	UHF	2.0%
		KTXH	(b)	19	(20)	UHF
Detroit, MI	11	WJBK		7	(2)	VHF	1.6%
Phoenix, AZ	12	KSAZ		10	(10)	VHF	1.6%
		KUTP	(b)	26	(45)	UHF
Tampa, FL	14	WTVT		12	(13)	VHF	1.6%
Minneapolis, MN(d)	15	KMSP		9	(9)	VHF	1.5%
		WFTC	(b)	29	(29)	UHF
Orlando, FL	18	WOFL		22	(35)	UHF	1.3%
		WRBW	(b)	41	(65)	UHF
Charlotte, NC	25	WJZY		47	(46)	UHF	1.0%
		WMYT	(b)	39	(55)	UHF
Austin, TX	40	KTBC		7	(7)	VHF	0.6%
Memphis, TN(c)	50	WHBQ		13	(13)	VHF	0.6%
Gainesville, FL	163	WOGX		31	(51)	UHF	0.1%
TOTAL							37.5%

Source: Nielsen Media Research, January 2014

(a)

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

(b)	MyNetworkTV affiliate.
(c)

In June 2014, Fox Television Stations entered into an agreement to acquire two San Francisco-Bay area television stations from CMG in exchange for the Fox Television Stations’ FOX affiliated stations WHBQ-TV FOX 13 and WFXT-TV FOX 24, located in the Memphis and Boston markets, respectively. After the closing, CMG will continue to operate the Boston and Memphis stations as FOX Affiliates. The transaction is subject to regulatory approvals and other closing conditions.

(d)

The Company also owns and operates full power station KFTC, Channel 26, Bemidji, MN as a satellite station of WFTC, Channel 29, Minneapolis, MN. Station KFTC is in addition to the 28 full power stations described in this section.

FOX Broadcasting Company (“FOX”)

FOX has 205 FOX Affiliates, including 18 stations owned and operated by the Company, which reach approximately 99% of all U.S. television households. In general, each week FOX regularly delivers to its affiliates 15 hours of prime-time programming and 60 minutes of late-night programming on Saturday. FOX’s prime-time entertainment programming features such series as New Girl, Sleepy Hollow, The Following, The Simpsons, and Glee; unscripted series such as American Idol, Hell’s Kitchen and So You Think You Can Dance; event series such as 24: Live Another Day; and various specials. In addition, a significant component of FOX’s programming consists of sports programming, with FOX providing to its affiliates live coverage (including post-season) of the National Football Conference of the National Football League (the “NFL”) and MLB, as well as live coverage of the Sprint Cup Series of the NASCAR, college football and basketball, UFC and international soccer, including, beginning in 2015, the FIFA Women’s World Cup. FOX also airs a two-hour block of direct response programming on Saturday mornings provided by Worldlink Ventures (“Worldlink”), a media sales firm. FOX’s agreement with Worldlink extends through the 2014-2015 broadcast season.

FOX’s prime-time line-up is intended to appeal primarily to target audiences of 18 to 49-year old adults, the demographic group that advertisers seek to reach most often, with an emphasis on the difficult to reach 18 to 34-year old adult demographic coveted by advertisers. During the 2013-2014 traditional September to May broadcast season, FOX ranked first (tied with NBC broadcast network (“NBC”)) in prime-time programming among adults ages 18 to 34 and second in prime-time programming based on viewership of adults ages 18 to 49 (based on Live+7 ratings). This is the 12th consecutive year FOX has ranked first among adults ages 18 to 34 (2002-2003 to 2013-2014) and the 14th consecutive year FOX has ranked first among teens ages 12 to 17 (2000-2001 to 2013-2014). FOX has ranked first among adults ages 18 to 49 eight out of the past 10 years. The median age of the FOX viewer is 49 years, as compared to 52 years for NBC, 53 years for ABC Television Network (“ABC”) and 57 years for CBS Television Network (“CBS”).

FOX obtains programming from major television studios and independent television production companies pursuant to license agreements. The terms of those agreements generally provide FOX with the right to broadcast a television series for a minimum of four seasons.

National sports programming is obtained through license agreements with professional or collegiate sports leagues or organizations. FOX’s current licenses with the NFL, MLB, college football conferences, NASCAR, FIFA and UFC are secured by long-term agreements, including a new long-term agreement with the USGA with events on FOX beginning in 2015.

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

In addition, FOX produces multi-platform original dramatic series and original online animated series and shorts under its Animation Domination High-Def brand.

MyNetworkTV

The programming distribution service, Master Distribution Service, Inc. (branded as MyNetworkTV), distributes two hours per night, Monday through Friday, of original and off- network programming from Twentieth Television and other third party syndicators to its licensee stations. As of June 30, 2014, MyNetworkTV had license and delivery agreements covering 182 stations, including 10 stations owned and operated by the Company, reaching approximately 96% of U.S. households.

Competition. The network television broadcasting business is highly competitive. FOX and MyNetworkTV compete with other broadcast networks, such as ABC, NBC, CBS and The CW Television Network, independent television stations, cable and direct broadcast satellite (“DBS”) program services, as well as other media, including DVDs, Blu-rays, digital video recorders (“DVR”), video games, print and the Internet for audiences, programming and, in the case of FOX, advertising revenues. In addition, FOX and MyNetworkTV compete with other broadcast networks and other programming distribution services to secure affiliations or station agreements with independently owned television stations in markets across the United States. ABC, NBC and CBS each broadcasts a significantly greater number of hours of programming than FOX and, accordingly, may be able to designate or change time periods in which programming is to be broadcast with greater flexibility than FOX. In addition, future technological developments may affect competition within the television marketplace.

Each of the stations owned and operated by Fox Television Stations also competes for advertising revenues with other television stations and radio and cable systems in its respective market area, along with other advertising media, such as newspapers, magazines, outdoor advertising, direct mail and Internet websites. All of the stations owned and operated by Fox Television Stations are located in highly competitive markets. Additional elements that are material to the competitive position of each of the television stations include management experience, authorized power and assigned frequency of that station. Competition for sales of broadcast advertising time is based primarily on the anticipated and actually delivered size and demographic characteristics of audiences as determined by various rating services, price, the time of day when the advertising is to be broadcast, competition from the other broadcast networks, cable television systems, DBS services and other media and general economic conditions. Competition for audiences is based primarily on the selection of programming, the acceptance of which is dependent on the reaction of the viewing public, which is often difficult to predict.

Filmed Entertainment

The Company is engaged in the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide.

Motion Picture Production and Distribution

One of the world’s largest producers and distributors of motion pictures, Twentieth Century Fox Film (“TCFF”) produces, acquires and distributes motion pictures throughout the world under a variety of arrangements. During fiscal 2014, TCFF placed 24 motion pictures in general release in the United States. The motion pictures of TCFF are produced and/or distributed by the following units of TCFF: Twentieth Century Fox and Fox 2000, which produce and acquire motion pictures for mainstream audiences; Fox Searchlight Pictures, which produces and acquires specialized motion pictures; and Twentieth Century Fox Animation, which produces feature length animated motion pictures. In addition, Fox International Productions, Inc. co-produces, co-finances and acquires local-language motion pictures intended for distribution outside the United States. The motion pictures produced and/or distributed by TCFF in the United States and international territories in fiscal 2014 included The Wolverine, 12 Years a Slave, The Grand Budapest Hotel, Rio 2, The Other Woman, X-Men: Days of Future Past, The Fault in Our Stars and How To Train Your Dragon 2. TCFF has already released or currently plans to release approximately 26 motion pictures in the United States in fiscal 2015, including Dawn of the Planet of the Apes, Gone Girl, Exodus, The Penguins of Madagascar, Night at the Museum: Secret of the Tomb, Taken 3, Spy, The Fantastic Four, Wild and Best Exotic Marigold Hotel 2. Pursuant to an agreement with Monarchy Enterprises Holdings B.V. (“MEH”), the parent company of New Regency in which the Company has a 20% interest, and certain of MEH’s subsidiaries, TCFF distributes certain New Regency films and all films co-financed by TCFF and New Regency in all media worldwide, excluding a number of international territories with respect to television rights. Among its fiscal 2015 releases, TCFF currently expects to distribute three New Regency films.

The Company has an arrangement with DreamWorks Animation SKG, Inc. (“DWA”) to distribute new release animated motion pictures produced by DWA, as well as certain other library motion pictures and programming controlled by DWA, domestically and internationally in all media including theatrical, all home media formats and certain forms of television. Among TCFF’s fiscal 2015 releases, TCFF currently expects to distribute three DWA films.

Motion picture companies, such as TCFF, typically seek to generate revenues from various distribution channels. TCFF derives its worldwide revenues from motion pictures and other program distribution primarily from four basic sources (set forth in general chronology of exploitation): (i) distribution of motion pictures for theatrical exhibition in the United States and Canada and markets outside of the United States and Canada (“international” markets); (ii) distribution of motion pictures and other programming in various home media formats, including digital distribution; (iii) distribution of motion pictures and other programming for exhibition on premium pay and subscription video-on-demand (“SVOD”); and (iv) distribution of motion pictures and other programming for exhibition on free television networks, other broadcast program services, independent television stations and basic cable programming services, including certain services which are affiliates of the Company. The Company does not always have rights in all media of exhibition to all motion pictures that it releases, and does not necessarily distribute a given motion picture in all of the foregoing media in all markets. The Company believes that the pre-release marketing of a feature film is an integral part of its motion picture distribution strategy and generally begins marketing efforts three to six months in advance of a film’s release date in any given territory. The Company markets and distributes its films worldwide principally through its own distribution and marketing companies.

Through Twentieth Century Fox Home Entertainment LLC and TCFF, the Company distributes motion pictures and other programming produced by units of TCFF, its affiliates and other producers in the United States, Canada and international markets in all home media formats, including the sale and rental of DVDs and Blu-rays. In fiscal 2014, the domestic home entertainment division released or re-released approximately 1,249 produced and acquired titles, including 19 new TCFF film releases, approximately 867 catalog titles and approximately 363 television and non-theatrical titles. In international markets, the Company distributed, produced and acquired titles both directly and through foreign distribution channels, with approximately 1,004 releases in fiscal 2014, including approximately 20 new TCFF film releases, approximately 723 catalog titles and approximately 261 television and non-theatrical releases. The Company enters into domestic and international license arrangements with third parties for distribution by electronic sell-through (“EST”), video-on-demand (“VOD”) and/or pay-per-view (“PPV”). Distribution on an EST basis enables consumers to acquire the right to retain programs on a permanent basis. The EST, VOD and PPV arrangements generally provide for license fees based on a percentage of the licensee’s gross receipts received from consumers and in some cases a guaranteed minimum fee per consumer transaction. In addition, these arrangements generally provide for a minimum number of scheduled PPV exhibitions per program and for continuous VOD availability of each program to consumers during a fixed period. In fiscal 2014, the Company continued its arrangement to distribute new release animated motion pictures produced by DWA as well as certain other catalog motion pictures and programming controlled by DWA. In fiscal 2014, the Company continued its worldwide home video distribution arrangement with Metro-Goldwyn-Mayer (“MGM”), releasing approximately 520 MGM home entertainment theatrical, catalog and television programs domestically and 558 internationally. The Company also continued its domestic home video distribution arrangements with Lions Gate Films Inc. (“Lions Gate”) (U.S. only) and Anchor Bay Entertainment, LLC (“Anchor Bay”) (U.S. and Canada), releasing approximately 1,536 Lions Gate home entertainment theatrical, catalog and television programs and approximately 696 Anchor Bay home entertainment theatrical, catalog and television programs. During fiscal 2014, the domestic home entertainment division released 441 Blu-ray titles, including 19 new TCFF film releases, 350 catalog titles and 72 television and non-theatrical releases. In international markets, the Company released 326 Blu-ray titles, including 20 new TCFF film releases and 306 catalog titles. The Company also distributed 181 Blu-ray titles from MGM domestically and 127 titles internationally, 313 Blu-ray titles from Lions Gate domestically, and 169 Blu-ray titles from Anchor Bay domestically.

Units of TCFF license motion pictures and other programming in the United States and international markets to various third party and certain affiliated subscription pay television and SVOD services as well as to free television networks and basic cable programming services for distribution by means of various media, which may include DBS, cable television systems and the Internet. The license agreements reflecting the subscription pay television arrangements generally provide for a specified number of exhibitions of the program during a fixed term in exchange for a license fee that is based on a variety of factors, including the box office performance of each program and the number of subscribers to the service or system. Among third party license arrangements that units of TCFF have in place in the United States for subscription pay television exhibition of motion pictures is an exclusive license agreement with HBO, providing for the licensing of films initially released for theatrical exhibition. Units of TCFF also license programming to SVOD services in the United States. Such licenses enable the consumer to view individual programming selected by the viewer for a subscription fee, typically on a monthly basis. In international markets, units of TCFF license motion pictures and other programming to subscription pay television and SVOD services operated by leading third parties, as well as to such services operated by various affiliated entities. In addition, units of TCFF license motion pictures and other programming in international markets for exhibition on free television networks, including basic cable programming services, both to independent third party broadcasters as well as to services operated by affiliated entities of the Company.

Competition. Motion picture production and distribution are highly competitive businesses. The Company competes with other film studios, independent production companies and others for the acquisition of artistic properties, the services of creative and technical personnel, exhibition outlets and the public’s interest in its products. The number of motion pictures released by the Company’s competitors, particularly the other major film studios, in any given period may create an oversupply of product in the market, which may reduce the Company’s shares of gross box office admissions and may make it more difficult for the Company’s motion pictures to succeed. The commercial success of the motion pictures produced and/or distributed by the Company is affected substantially by the public’s unpredictable response to them. The competitive risks affecting the Company’s home entertainment business include the number of home entertainment titles released by the Company’s competitors that may create an oversupply of product in the market, competition among home media formats, such as DVDs and Blu-rays, and other methods of distribution, such as EST and VOD services.

The Company faces ongoing risks associated with controlling unauthorized copying and distribution of the Company’s programs. For a further discussion of issues relating to unauthorized copying and distribution of the Company’s programs, see “—Intellectual Property.”

Television Programming, Production and Domestic Syndication Distribution

Twentieth Century Fox Television (“TCFTV”). During fiscal 2014, TCFTV produced television programs for FOX, FX, ABC, CBS, NBC and Netflix. TCFTV currently produces, or has orders to produce, episodes of the following television series: Backstrom, Bob’s Burgers, Bones, Bordertown, Empire, Family Guy, Glee, The Last Man on Earth, New Girl, The Simpsons, Sleepy Hollow and Weird Loners for FOX; American Horror Story for FX; Cristela, Fresh Off the Boat, Last Man Standing and Modern Family for ABC; and American Dad for Turner Broadcasting System. Generally, a television network or cable network will license a specified number of episodes for exhibition during the license period. All other distribution rights, including international and off-network syndication rights, are typically retained by TCFTV, utilized by other units of the Company or sold to third parties.

Fox 21, Inc. (“Fox 21”). Fox 21 produces television programs for major U.S. cable networks. The company produces Sons of Anarchy and Tyrant for FX; Homeland for Showtime; Brickleberry for Comedy Partners; Salem for WGN America; Legends for TNT, Witches of East End for Lifetime; and Rush for USA.

Television programs generally are produced under contracts that provide for license fees that may cover only a portion of the anticipated production costs. As these costs have increased in recent years, the resulting deficit between production costs and license fees for domestic first-run programming also has increased. Therefore, additional licensing is often critical to the financial success of a series. Successful U.S. network television series are typically (i) licensed for first-run exhibition in international markets, (ii) released in DVD and Blu-ray box sets, (iii) made available for EST, including individual episodes and full series, (iv) licensed for VOD, PPV and SVOD services, including individual episodes and full series, (v) licensed for off-network exhibition in the United States (including in syndication and to cable programmers) and (vi) licensed for further television exhibition in international markets. Typically, a series must be broadcast for at least three to four television seasons for there to be a sufficient number of episodes to offer the series in syndication or to cable and DBS programmers in the United

States. The decision of a television network to continue a series through an entire television season or to renew a series for another television season depends largely on the series’ audience ratings.

Twentieth Television. Twentieth Television licenses both television programming and feature films for domestic syndication to television stations and basic cable services in the United States. Twentieth Television distributes a program portfolio that includes the Company’s library of television and film assets, and first-run programming produced by its production companies for sales to local stations, including stations owned and operated by the Company, as well as to basic cable networks. First-run programs distributed by Twentieth Television include the court show Divorce Court and the entertainment magazine program Dish Nation.

Twentieth Television derives revenue from off-network, theatrical and first-run program sales in the form of cash license fees paid by both broadcast and cable licensees, and from the sales of national advertising units retained by Twentieth Television in its programs. Twentieth Television licenses such shows as Modern Family, Archer, It’s Always Sunny in Philadelphia, Burn Notice, Family Guy, The Simpsons, Bones, How I Met Your Mother, The Cleveland Show, Bob’s Burgers, Glee and The Simpsons to cable and broadcast networks. Twentieth Television also sells national advertising on behalf of other third party syndicators.

Fox Television Studios (“FtvS”). FtvS is a program supplier to the major U.S. and international broadcast and cable networks. FtvS is currently producing the series White Collar, Graceland, Sirens and Complications for USA, The Americans and The Comedians for FX, The Killing for Netflix and Maron for IFC.

Shine Limited (“Shine”). Shine is an international television production and distribution group with 26 operating companies across 11 countries creating and exploiting scripted and non-scripted content in the global marketplace. Shine companies include award-winning genre specialists such as U.K.-based Kudos (drama), Dragonfly (factual), Princess Productions (entertainment and multi-genre) and Shine TV (factual and factual entertainment); U.S. producer Shine America (formerly Reveille); and Shine Nordics (previously Metronome Film & Television), the Nordic region’s largest production group. The group also includes Shine 360°, a group-wide global brand and commercial rights division, and Shine International, its dedicated international distribution arm. Shine International distributes a catalogue of approximately 3,800 hours of broadcast content to 265 territories worldwide as of the end of fiscal 2014. Internationally distributed shows from the Shine group include MasterChef (now sold for adaptation in 52 territories), The Biggest Loser, and dramas The Bridge and Broadchurch which is being remade in the U.S. as Gracepoint. Shine has established businesses in Germany, France, Australia, Spain and Portugal. Shine also has a digital and direct to consumer business through its multi-platform game producer Bossa Studios and its online original content producer and YouTube multi-channel network, ChannelFlip Media.

In May 2014, the Company and certain funds managed by Apollo Global Management (“Apollo”) entered into a preliminary agreement, subject to a number of conditions, to form a joint venture with Apollo to combine three leading creators, producers and distributors of multiplatform entertainment: Shine, Endemol and Core Media Group. The new joint venture will be jointly owned and managed by the Company and Apollo. There can be no assurance that the proposed transaction will be completed.

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

Motion Picture and Television Library

The Company’s motion picture and television library (the “Fox Library”) consists of varying ownership and distribution rights to several thousand previously released motion pictures and many well-known television programs. Motion pictures in the Fox Library include many successful and well-known titles, such as The Sound of Music, Mrs. Doubtfire, Home Alone, the Star Wars series, the X-Men series, Independence Day, The Day After Tomorrow, the Ice Age series, The Planet of the Apes series, Sideways, Walk the Line, The Devil Wears Prada, Little Miss Sunshine, the Night at the Museum series, the Alvin and the Chipmunks series, Slumdog Millionaire, Life of Pi and Taken, as well as four of the top 20 domestic box office grossing films of all time, which are Avatar, Titanic (together with Paramount Pictures Corporation), Star Wars Episode IV: A New Hope and Star Wars Episode I: The Phantom Menace.

The Fox Library contains varying ownership and distribution rights to many television series and made-for-television motion pictures. The television programming in the Fox Library consists of such classic series as 24, How I Met Your Mother, King of the Hill, Prison Break, Boston Legal, My Name is Earl, The Mary Tyler Moore Show, M*A*S*H, Hill Street Blues, Doogie Howser, M.D., L.A. Law, The Wonder Years, The Practice, Ally McBeal, Angel, Dharma & Greg, In Living Color, The X-Files, Buffy the Vampire Slayer, The Cleveland Show, Arrested Development, Futurama, Raising Hope and NYPD Blue, as well as prior seasons of such current series as The Simpsons, Bones, Family Guy, Glee, Modern Family, Sons of Anarchy, New Girl, Last Man Standing and American Dad.

Direct Broadcast Satellite Television

The Company, through its wholly-owned subsidiary, Sky Italia, and its majority-owned subsidiary, Sky Deutschland, engages in the broadcast service business directly to subscribers in Italy (in the case of Sky Italia) and Germany and Austria (in the case of Sky Deutschland). The Company also owns a significant equity interest in BSkyB, which is engaged in the DBS business (for a description of the business of BSkyB, please see discussion under heading “Equity Interests”).

Sky Italia

Sky Italia currently distributes more than 170 channels of basic, premium and pay-per-view programming services via satellite and broadband directly to subscribers in Italy. This programming includes exclusive rights to popular sporting events, newly-released movies and Sky Italia’s original programming, such as SKY TG 24, Italy’s first 24-hour news channel. As of June 30, 2014, Sky Italia had approximately 4.73 million subscribers.

Sky Deutschland

In January 2013, the Company increased to 55% its ownership in Sky Deutschland, the leading pay television operator in Germany and Austria. Sky Deutschland currently distributes more than 70 channels of basic, premium and pay-per-view programming services via satellite, cable and broadband to subscribers in Germany and Austria. Sky Deutschland also can be received via Teleclub in Switzerland. Sky Deutschland’s program offering includes current feature films, new series, children’s channels, documentaries and live sports, such as the German Bundesliga and UEFA Champions League. As of June 30, 2014, Sky Deutschland had approximately 3.81 million subscribers.

Combination of European Satellite Television Holdings

In July 2014, the Company entered into agreements with BSkyB to sell its 100% and 57% (on a fully diluted basis) ownership stakes in Sky Italia and Sky Deutschland, respectively. As consideration for the transfer, the Company will receive approximately $9.3 billion (based on foreign currency exchange rates as of the date of the agreements) in value from BSkyB, including approximately $8.6 billion in cash. The agreements are subject to regulatory approvals, the approval of BSkyB stockholders and customary closing conditions. The Company will remain engaged in the DBS business through its approximate 39% interest in BSkyB, which is more fully described under the heading “Recent Developments.”

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

Equity Interests

BSkyB

The Company holds an approximate 39% interest in BSkyB. BSkyB’s ordinary shares are listed on the London Stock Exchange under the symbol “BSY”. BSkyB is the U.K.’s leading entertainment and communications provider, operating the most comprehensive multichannel, multi-platform pay television service in the U.K. and Ireland. BSkyB retails subscription television and communications services to residential and commercial premises in the UK and Ireland. In addition to the retail and broadcast operations, BSkyB operates a number of other businesses including wholesaling its channel portfolio, selling advertising on its own and partner channels, its Sky betting and gaming business and its international distribution operation. In July 2014, the Company entered into an agreement with BSkyB to sell to BSkyB its 100% and 57% (on a fully diluted basis) ownership stakes in Sky Italia and Sky Deutschland, respectively, which is more fully described under the heading “Recent Developments.” In connection with this transaction, the Company participated in BSkyB’s equity offering in July 2014 by purchasing additional shares in BSkyB for approximately $900 million and maintained the Company’s approximate 39% ownership interest.

Hulu

The Company has an approximate 33% equity interest in Hulu, LLC (“Hulu”) which operates an online video service that offers video content from Fox, the other one-third partners in Hulu, NBCUniversal and The Walt Disney Company, as well as over 525 other third party content licensors. Hulu’s premium programming is available free of charge to viewers at Hulu.com and over 65 destination sites online, including AOL, IMDb, MSN, Myspace and Yahoo!. Additional premium programming is available on a monthly subscription basis at Hulu.com and through software applications on Internet-connected devices, including smart phones, tablets, gaming consoles and set-top boxes. In July 2013, the Company, NBCUniversal and The Walt Disney Company announced that they will maintain their respective ownership positions in Hulu and together provide a cash infusion of $750 million. As a result, the Company invested an additional $125 million in Hulu and has committed to invest an additional $125 million in Hulu.

Tata Sky

The Company holds an approximate 30% interest in Tata Sky Limited which owns and operates a DTH platform in India.

Bona Film Group

In fiscal 2012, the Company acquired a 17% interest in Bona Film Group (“Bona”), a film distributor in China listed on NASDAQ, for approximately $70 million in cash. In July 2014, the Company sold its entire interest in Bona for approximately $70 million in cash.

CMC-News Asia

In June 2014, the Company sold its approximate 47% interest in CMC-News Asia, a joint venture with China Media Capital, a media investment fund in China, for approximately $95 million in cash.

Other Investments

The Company has a minority equity interest in Vice Holding Inc., a digital media company.

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

Certain wholesale and retail channel tariffs are under review after intervention by the Indian courts. While there is no tariff regulation for DTH at the retail level, broadcasters are required under an interim order by the court to offer their channels to DTH platforms at 42% of the rates charged to analog cable. Broadcasters are also required to provide their channels on non-discriminatory terms to all distributors if no carriage charges are being sought from broadcasters. In 2011, the Cable Television Act was amended and new rules were issued mandating that cable networks switch from analog to digital systems. The TRAI issued rules that mandated, among other things, basic service tiers comprised of free-to-air channels be compulsorily offered to consumers. This new regime, which will bring digital cable pricing in line with DTH, is expected to be fully implemented by the end of calendar year 2014. The TRAI has recently enacted a 27.5% increase in channel rates that will be implemented by January 1, 2015.

The TRAI enacted new regulations in March 2013, which limit the amount of advertising time allowed on television channels. These new regulations replace the regulations enacted by the TRAI in May 2012 which had been challenged in the Indian courts. The March 2013 regulations have also been challenged and such challenges are currently pending in the Indian courts.

The Indian government has mandated sports content rights owners to simultaneously share a feed free of advertisements of the live broadcasting signal of sporting events of national importance with the Indian government owned broadcaster to enable it to re-transmit the signal on its terrestrial networks and DTH networks. For such shared events, the regulations also provide for sharing of advertising revenue, 75% to the content rights owners and 25% to the government owned broadcaster.

The Copyright laws in India were amended in June 2012 to provide, inter alia, for rights to receive royalties for authors of underlying work and to permit broadcasters to access content under a statutory license at royalty rates to be determined by the Copyright Board.

Latin America. The Company broadcasts television programming throughout approximately 18 Latin American countries, as well as the Caribbean. Certain countries in which the Company operates have a regulatory framework for the satellite and cable television industry. These regulations vary in each country as does their impact on the Company’s business. In Argentina, the government imposes restrictions on the ability to effectuate price increases on rates charged to pay TV operators and has also implemented certain measures in currency exchange controls which have caused significant impediments and limitations to any person or entity moving money out of the country resulting in exposure to currency devaluation. Pay TV operators are required to carry certain government operated channels. Argentina regulations reduced the available advertising inventory on the channels by half to six minutes and impose a withholding tax on advertisers purchasing advertising inventory on international channels. The Company continues to work to minimize the impact of the reduction of advertising inventory and tax implications on advertisers. In Mexico, international programmers were granted a temporary injunction which allowed them the right to transmit up to an average of 12 minutes per hour of advertising within a 24 hour period, however a new law was recently passed that could require compliance with a six minute per hour limitation. In Brazil, regulations require, among other things: (i) that all channels distributed in the region contain at least three hours and thirty minutes per week of Brazilian content during prime time hours, an increase from the previous requirement of two hours and twenty minutes per week, half of which must be produced by a Brazilian independent producer; (ii) registration of all channels, programmers, local content and advertisements; (iii) website disclosure of programming and advertising content to ensure compliance with tax and other regulations; and (iv) mediation of local agency requirements and taxation on all advertising that is contracted abroad. While such tax shall primarily be paid by advertisers, programmers are ultimately responsible for the tax payment, and failure by advertisers to pay the required tax could subject programmers to fines or penalties. Compliance with these regulations increases the cost of doing business by imposing additional production/acquisition costs as well as third party administrative and legal expenses.

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

In January 2014, the European Commission (“EC”) initiated formal antitrust proceedings to examine certain provisions in licensing agreements between several U.S. film studios, including Twentieth Century Fox, and a number of European pay-TV broadcasters, including Sky Italia, Sky Deutschland and BSkyB. The EC is investigating whether provisions which prevent broadcasters from providing their services across borders, for example by refusing potential subscribers from other EU countries or blocking cross-border access to their services, may constitute breach of EU law. It is not possible to predict the timing or outcome of the EC’s proceedings or the impact on the Company’s business.

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

In March 2010, the FCC delivered its national Broadband Plan to Congress, which reviews the nation’s broadband Internet infrastructure and recommends a number of initiatives to spur broadband deployment and use. In order to free up more spectrum for wireless broadband services, the Broadband Plan proposes to make spectrum available, including 120 megahertz of broadcast spectrum, by incentivizing current private-sector spectrum holders to return some of their spectrum to the government by 2015 through such initiatives as voluntary “incentive” spectrum auctions (with current licensees permitted to share in the auction proceeds) and “repacking” of channel assignments to increase efficient spectrum usage. If voluntary measures fail to yield the amount of spectrum the FCC deems necessary for wireless broadband deployment, the Broadband Plan proposes various mandates to reclaim spectrum, such as forced channel sharing. In response to the Broadband Plan, Congress passed legislation in February 2012 authorizing the FCC to conduct voluntary auctions of television broadcast station spectrum. Stations that continue their operations may have to change channels once the FCC “repacks” broadcast spectrum. The legislation requires the FCC to assist stations in retaining their current coverage areas, provides that no stations will be forced into the VHF band and establishes a fund to reimburse broadcasters for reasonable channel relocation expenses. The FCC is taking steps to implement the legislation and has said that it expects to conduct the voluntary auction in mid-2015. The FCC also has announced a plan to “repack” the television broadcast stations that do not participate in the auction over the subsequent 39 months; the FCC indicated that it will use reasonable efforts to try to preserve stations’ current coverage areas. The broadcast industry is exploring additional uses for currently allocated spectrum. In April 2010, Fox Television Stations and eleven other major broadcast station group owners formed Mobile Content Venture (“MCV”), a joint venture to develop a new national mobile content service utilizing the stations’ digital broadcast spectrum. MCV launched DyleTM mobile television service, which is currently in 37 markets. It is expected that FCC auctions and repacking will involve multiple rulemaking proceedings and may take several years to complete. It is not possible to predict the timing or outcome of implementation of the Broadband Plan, FCC spectrum auctions and repacking, or their effect on the Company.

On December 22, 2011, the FCC commenced the next quadrennial review of its broadcast ownership regulations required by the 1996 Telecom Act, proposing only minor modifications to its rules. That review was never completed. In early 2014 the FCC announced its intention to combine the 2011 review with the quadrennial review scheduled for 2014. In the 2014 review, which is pending, the FCC again proposed minor modifications that are not likely to affect the impact of the FCC ownership rules on the Company’s ownership of media properties.

Fox Television Stations is in compliance with the rules governing ownership of multiple stations in the same market and with the national station ownership cap established by Congress. In September 2013, the FCC commenced a proceeding to consider elimination of the so-called “UHF discount” under which UHF stations are attributed with only 50% of the television households in their markets for purposes of calculating compliance with the national station ownership cap. If the FCC decides to eliminate the UHF discount it may affect the Company’s ability to acquire television stations in additional markets. It is not possible to predict the timing or outcome of the pending proceeding.

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

FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 require each television broadcaster to elect, at three-year intervals, either to (i) require carriage of its signal by cable systems in the station’s market (“must carry”) or (ii) negotiate the terms on which that broadcast station would permit transmission of its signal by the cable systems within its market (“retransmission consent”). Generally, the Company has elected retransmission consent for the stations owned and operated by Fox Television Stations. The Satellite Home Viewer Improvement Act of 1999 requires satellite carriers to carry upon request all television stations located in markets in which the satellite carrier retransmits at least one local station pursuant to the copyright license provided in the statute (“Carry One, Carry All”). FCC regulations implementing this statutory provision require affected stations to elect either mandatory carriage at the same three year intervals applicable to cable “must carry” or negotiate carriage terms with the satellite operators. Several cable and satellite operators filed a petition for rulemaking with the FCC seeking changes in the retransmission consent regulations, including the imposition of mandatory arbitration and required interim carriage in the event the broadcaster and distributor fail to reach a carriage agreement. In March 2011, the FCC responded by initiating a rulemaking to explore changes to its retransmission consent regulations. The FCC tentatively concluded that it does not have the power to order mandatory arbitration or interim carriage and instead sought comment on modifications to its rules affecting retransmission consent negotiations, including providing more guidance under the FCC’s “good faith negotiation” standard, improving notice to consumers in advance of possible disruptions of TV station carriage and eliminating program exclusivity rules that restrict cable and satellite operators’ ability to negotiate for alternative access to network programming. Among other things, the FCC sought comment on whether it should be a per se violation of “good faith negotiation” requirements for a station to agree to give its network the right to approve retransmission consent agreements or to comply with such an approval requirement in the network affiliation agreement. In March 2014, the FCC adopted limited changes to its retransmission consent rules to prohibit a television broadcast station ranked among the top four stations (as measured by audience share) from negotiating retransmission consent jointly with another top four station in the same geographic market if the stations are not commonly owned. The FCC also called for further comment on whether to eliminate the program exclusivity rules. The broadcast industry, including Fox Entertainment Group and Fox Television Stations, has filed comments opposing broader changes to the current retransmission consent regime. It is not possible to predict the timing or outcome of the rulemaking or its effect on the Company.

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

On March 15, 2006, the FCC determined that the 2002 and 2003 Billboard Music Awards programs, both live broadcasts on FOX, violated the prohibitions against indecent and profane broadcasts because they contained isolated uses of the forbidden expletives. On June 21, 2012, the Supreme Court decided that the FCC failed to give FOX fair notice that the isolated use of expletives could violate the indecency prohibition and therefore the Commission’s standards as applied to the broadcasts in question were unconstitutionally vague. The Court vacated the violations for the Billboard Music Awards broadcasts. On April 1, 2013, the FCC announced it had reduced the backlog of pending indecency complaints and would focus its enforcement on “egregious” cases. The FCC also sought public comment on whether its indecency policies should be altered in light of the Supreme Court’s decision. It is not possible to predict the outcome of the FCC’s inquiry or how it will enforce its indecency rules in the future.

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

Internet

The Children’s Online Privacy Protection Act of 1998 (“COPPA”) prohibits websites from collecting personally identifiable information online from children under age 13 without prior parental consent. The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”) regulates the distribution of unsolicited commercial emails, or “spam.” The Video Privacy Protection Act (“VPPA”) prohibits the knowing disclosure of information that identifies a person as having requested or obtained specific video materials from a “video tape service provider.” Online services provided by the Company may be subject to COPPA, CAN-SPAM and VPPA requirements.

Federal regulators’ interest in issues of privacy, cybersecurity and data security has been steadily increasing. On February 23, 2012, the Administration issued a white paper on consumer data privacy that includes a Consumer Privacy Bill of Rights. The Administration convened multi-stakeholder processes to implement the Bill of Rights through industry codes of conduct that would be enforceable by the Federal Trade Commission (“FTC”) and State Attorneys General. The Administration also announced it would work with Congress to implement these rights through legislation. The first multi-stakeholder group focused on creation of a Do-Not-Track standard but no agreement was reached by the participants. On March 26, 2012, the FTC released a report on consumer privacy, which sets forth a detailed privacy framework and urges industry to accelerate the pace of adoption of self-regulatory measures, including more widespread adoption of a Do-Not-Track browser mechanism. The report also recommends that Congress consider baseline privacy legislation incorporating the principles articulated in the framework. In May 2014 additional reports were issued by the Administration and the FTC on Big Data and data brokers, and the Administration called for public comments on how developments related to “big data” impact the Consumer Privacy Bill of Rights.

A number of privacy and data security bills have been introduced in both Houses of Congress that address the collection, maintenance and use of personal information, web browsing and geolocation data, data security and breach notification requirements, and cybersecurity. Some state legislatures have already adopted legislation that regulates how businesses operate on the Internet, including measures relating to privacy, data security and data breaches. The industry released a set of self-regulatory online behavioral advertising principles in 2009, which have been implemented by web publishers, online advertisers and online advertising networks. In November 2011, these principles were extended to the use of online consumer data for purposes other than advertising and in July 2013 to the mobile environment. The industry is also working on principles that would establish a self-regulatory browser-based Do-Not-Track regime. It is unclear whether these and other industry self-regulatory efforts alone will address the concerns expressed by some federal and state officials about the collection of anonymous data online or via mobile applications to serve targeted content and advertising. It is not possible to predict whether proposed privacy and data security legislation will be enacted or to determine what effect such legislation might have on the Company’s business.

Foreign governments are raising similar privacy and data security concerns. In particular, the EU has proposed a new privacy regulation (the “EU Regulation”) that would replace the current Data Protection Directive, would tighten regulation of the collection, use and security of online data and would continue to restrict the trans-border flow of data. Several European countries have issued new guidelines under the EU Cookie Directive that require robust disclosures and consumer choice before a user can be tracked online. European industry has implemented a self-regulatory regime for online behavioral advertising that is largely consistent with the U.S. self-regulatory framework. The proposed EU Regulation will not be effective for at least a year and may undergo many changes before it is adopted. It is unclear how the final EU Regulation would affect the Company’s business. Canada, Australia and countries in South/Latin America and Asia are also strengthening their privacy laws and the enforcement of privacy and data security requirements.

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

The Company derives substantial revenues from the sale of advertising on or in its television stations, broadcast and cable networks and direct broadcast satellite services. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. Demand for the Company’s products is also a factor in determining advertising rates. For example, ratings points for the Company’s television stations and broadcast and cable networks are factors that are weighed when determining advertising rates, and with respect to the Company’s television stations and broadcast and television networks, when determining the affiliate rates received by the Company. In addition, newer technologies, including new video formats, streaming and downloading capabilities via the Internet, video-on-demand, personal video recorders and other devices and technologies are increasing the number of media and entertainment choices available to audiences. Some of these devices and technologies allow users to view television or motion pictures from a remote location or on a time-delayed basis and provide users the ability to fast-forward, rewind, pause and skip programming and advertisements. These technological developments which are increasing the number of media and entertainment choices available to audiences could negatively impact not only consumer demand for our content and services but also could affect the attractiveness of the Company’s offerings to viewers, advertisers and/or distributors. Failure to effectively anticipate or adapt to emerging technologies or changes in consumer behavior could have an adverse effect on our business. Further, a decrease in advertising expenditures, reduced demand for the Company’s offerings or the inability to obtain market ratings that adequately measure demand for the Company’s content on personal video recorders and mobile devices could lead to a reduction in pricing and advertising spending, which could have an adverse effect on the Company’s businesses and assets.

The Company is exposed to risks associated with weak domestic and global economic conditions and increased volatility and disruption in the financial markets.

The Company’s businesses, financial condition and results of operations may be adversely affected by weak domestic and global economic conditions. Factors that affect economic conditions include the rate of unemployment, the level of consumer confidence and changes in consumer spending habits. The Company also faces risks, including currency volatility and the stability of global local economies, associated with the impact of weak domestic and global economic conditions on advertisers, affiliates, suppliers, wholesale distributors, retailers, insurers, theater operators and others with which it does business.

Increased volatility and disruptions in the financial markets could make it more difficult and more expensive for the Company to refinance outstanding indebtedness and obtain new financing. Disruptions in the financial markets can also adversely affect the Company’s lenders, insurers, customers and counterparties, including vendors, retailers and film co-financing partners. For instance, the inability of the Company’s counterparties to obtain capital on acceptable terms could impair their ability to perform under their agreements with the Company and lead to negative effects on the Company, including business disruptions, decreased revenues and increases in bad debt expenses.

Acceptance of the Company’s Films and Television Programming by the Public is Difficult to Predict, Which Could Lead to Fluctuations in Revenues.

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

For example, our business activities in Venezuela operate in a highly inflationary economy. Recently, there have been significant changes to the foreign currency exchange rate environment in Venezuela governing the conversion of Venezuelan Bolivars (“Bolivars”) to U.S. Dollars. Companies generally have used the official exchange rate controlled by Venezuela’s Commission for the Administration of Foreign Exchange (“CADIVI”), which is 6.3 Bolivars per U.S. Dollar unless they had transactions or were among the entities the Venezuelan government had specifically authorized to use the Supplementary Foreign Currency Administration System (“SICAD”) auction rate. In January 2014, the Venezuelan government significantly expanded the use of the SICAD rate and, more recently, in March 2014, the Venezuelan government created a third currency exchange mechanism called SICAD 2 and said it may be used by all entities for all transactions. Until March 31, 2014, our Bolivar denominated net monetary assets were translated at the official exchange rate of 6.3 Bolivars per U.S. Dollar. During the fourth quarter of fiscal 2014, we were able to use the SICAD 2 mechanism to convert a portion of our Bolivar denominated cash to U.S. Dollars. Accordingly, we remeasured all our Bolivar denominated net monetary assets at the SICAD 2 exchange rate resulting in a devaluation loss of approximately $100 million for fiscal 2014. The Venezuelan government may issue more regulations or take other steps that might introduce significant uncertainty regarding the exchange rate that we can access to convert our Venezuelan Bolivar denominated monetary assets to U.S. Dollars. Such measures can also affect our decision on which exchange rate(s) to use for financial reporting purposes.

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

The Company Relies on Network and Information Systems and Other Technology Whose Failure or Misuse, Could Cause a Disruption of Services or Improper Disclosure of Personal Data or Confidential Information, Resulting in Increased Costs or Loss of Revenue.

Network and information systems and other technologies, including those related to the Company’s network management, are important to its business activities. Network and information systems-related events, such as computer hackings, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, as well as power outages, natural disasters (including extreme weather), terrorist activities or human error that may affect such systems, could result in disruption of our services or improper disclosure of personal data or confidential information. In recent years, there has been a rise in the number of cyber attacks on companies’ network and information systems by both state-sponsored and criminal organizations, and as a result, the risks associated with such an event continue to increase. A significant failure, compromise, breach or interruption of the Company’s systems could result in a disruption of its operations, customer or advertiser dissatisfaction, damage to its reputation or brands and a loss of customers or revenues. If any such failure, interruption or similar event results in the improper disclosure of information maintained in the Company’s information systems and networks or those of its vendors, including personnel, customer and vendor information, the Company could also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy. Efforts by the Company and its vendors to develop, implement and maintain security measures may not be successful in preventing these events from occurring, and any network and information systems-related events could require the Company to expend significant resources to remedy such event. Moreover, the development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated.

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

Changes in U.S. or Foreign Regulations May Have an Adverse Effect on the Company’s Business.

The Company is subject to a variety of U.S. and foreign regulations in the jurisdictions in which its businesses operate. In general, the television broadcasting and multichannel video programming and distribution industries in the United States are highly regulated by federal laws and regulations issued and administered by various federal agencies, including the FCC. The FCC generally regulates, among other things, the ownership of media, broadcast and multichannel video programming and technical operations of broadcast licensees. Our program services and online properties are subject to a variety of laws and regulations, including those relating to issues such as content regulation, user privacy and data protection, and consumer protection, among others. Further, the United States Congress, the FCC and state legislatures currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters, including technological changes and measures relating to privacy and data security, which could, directly or indirectly, affect the operations and ownership of the Company’s U.S. media properties. Similarly, new laws or regulations or changes in interpretations of law or in regulations imposed by governments in other jurisdictions in which the Company, or entities in which the Company has an interest, operate could require changes in the operations or ownership of these international media properties. In addition, laws in non-U.S. jurisdictions which regulate, among other things, licensing arrangements, local content requirements, carriage requirements regarding pricing and distribution, and limitations on advertising time, may impact the operations and results of our international businesses.

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

(b)	The leased office space at Fox Plaza, located adjacent to the Fox Studios Lot and the leased office and production facility of Shine America in Los Angeles, California;
(c)	The leased and owned U.S. headquarters of the Company, located in New York, New York which includes home offices for Fox News and Fox Television Stations and various other operations;
(d)	The leased office and production facilities of Blue Sky Studios in Greenwich, Connecticut;
(e)	The leased offices of FSN, Inc. at various locations for studio sports broadcasting;
(f)	The leased and owned facilities of Fox Television Stations at various locations; and
(g)	The leased sports broadcasting and production facility of FIC in Mexico City, Mexico.

South America

The Company’s principal real properties in South America are the following:

(a)	The owned broadcasting and transmission facility of FIC in Buenos Aires, Argentina; and
(b)	The leased sports broadcasting and production facility of FIC in Rio de Janeiro, Brazil.

Europe

The Company’s principal real properties in Europe are the following:

(a)	The leased office and theater space of TCFF and FIC in London, England;
(b)	The leased office and production facilities of Shine at two locations in London, England, one location in Copenhagen, Denmark and one location in Stockholm, Sweden;
(c)	The leased office space and television production and broadcasting studios of Sky Italia in Rome, Italy;
(d)	The leased corporate offices and television production and broadcasting studios of Sky Italia in Milan, Italy; and
(e)	The leased office and production facility of Sky Deutschland headquarters in Unterföhring, Germany.

Australia and Asia

The Company’s principal real properties in Australia and Asia are the following:

(a)	The leased Fox Studios Australia Lot in Sydney, Australia, containing sound stages, production facilities and administrative, technical, dressing room and personnel support services structures;
(b)	The leased premises in Hong Kong and other Asian cities used by FIC for its television broadcasting and programming operations; and
(c)	The leased and owned premises in Mumbai, India used by STAR India for its corporate office and programming operations.

ITEM 3.	LEGAL PROCEEDINGS

Shareholder Litigation

Southern District of New York

On July 19, 2011, a purported class action lawsuit captioned Wilder v. News Corp., et al. (“Wilder Litigation”), was filed on behalf of all purchasers of the Company’s common stock between March 3, 2011 and July 11, 2011, in the United States District Court for the Southern District of New York. The plaintiff brought claims under Section 10(b) and Section 20(a) of the Securities Exchange Act, alleging that false and misleading statements were issued regarding the alleged acts of voicemail interception at The News of the World. The suit names as defendants the Company, Rupert Murdoch, James Murdoch and Rebekah Brooks, and seeks compensatory damages, rescission for damages sustained and costs.

On June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff and Robbins Geller Rudman & Dowd as lead counsel. Thereafter, on July 3, 2012, the court issued an order providing that an amended consolidated complaint shall be filed by July 31, 2012. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants NI Group Limited (now known as News Corp UK & Ireland Limited) and Les Hinton, and expanded the class period to include February 15, 2011 to July 18, 2011. The defendants filed motions to dismiss the litigation, which were granted by the court on March 31, 2014. Plaintiffs were allowed to amend their complaint, and on April 30, 2014, plaintiffs filed a second amended consolidated complaint, which generally repeats the allegations of the amended consolidated complaint and also expands the class period to July 8, 2009 to July 18, 2011. The Company’s management believes the claims in the Wilder Litigation are entirely without merit, and intends to vigorously defend those claims.

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

Since June 28, 2013, Twenty-First Century Fox’s Class A Common Stock and Class B Common Stock have been listed and traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbols “FOXA” and “FOX”, respectively. Until May 8, 2014, CHESS Depositary Interests (“CDIs”) representing the Class A Common Stock and Class B Common Stock were traded on the Australian Securities Exchange (the “ASX”) under the symbols “FOXLV” and “FOX,” respectively. As a result of the delisting from the ASX, Twenty-First Century Fox is solely listed and traded on the NASDAQ.  As of June 30, 2014, there were approximately 36,400 holders of record of shares of Class A Common Stock and 1,400 holders of record of shares of Class B Common Stock.

The following table sets forth, for the fiscal periods indicated, the reported high and low sales prices for Class A Common Stock and Class B Common Stock as reported on NASDAQ:

	Class B Common Stock			Class A Common Stock
	High	Low	Dividend(a)	High	Low	Dividend(a)
Fiscal Year Ended June 30,
2013:
First Quarter	$22.27	$19.18	$0.085	$22.09	$19.04	$0.085
Second Quarter	23.08	20.81	-	22.51	20.42	-
Third Quarter	27.44	23.17	0.085	27.10	22.52	0.085
Fourth Quarter	29.71	26.96	-	29.56	26.79	-
2014:
First Quarter	33.40	29.34	0.125	33.51	29.21	0.125
Second Quarter	34.85	31.65	-	35.18	32.20	-
Third Quarter	35.04	30.21	0.125	35.63	30.73	0.125
Fourth Quarter	35.36	30.77	-	36.21	31.65	-

(a)	Cash dividend declared per share.

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

The remaining authorized amount under the Company’s stock repurchase program at June 30, 2014, excluding commissions, was approximately $0.6 billion which was utilized in full subsequent to June 30, 2014. In August 2014, the Company announced that the Board approved an additional $6 billion authorization to the Company’s stock repurchase program for the repurchase of Class A Common Stock.  The Company intends to complete this stock repurchase program by August 2015.

The program may be modified, extended, suspended or discontinued at any time.

Below is a summary of the Company’s purchases of its Class A Common Stock during the fiscal year ended June 30, 2014:

	Total number of shares purchased	Average price per share	Total cost of purchase
			(in millions)
Total first quarter fiscal 2014	28,978,527	$31.51	$913
Total second quarter fiscal 2014	24,489,687	33.57	822
Total third quarter fiscal 2014	31,248,022	32.55	1,017
Fourth quarter repurchases:
April	9,251,384	32.43	300
May	9,122,056	33.33	304
June	11,774,527	35.33	416
Total fourth quarter fiscal 2014	30,147,967		$1,020
Total fiscal 2014	114,864,203		$3,772

The Company did not purchase any of its Class B Common Stock during the fiscal year ended June 30, 2014.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data” and the other financial information included elsewhere herein.

	For the years ended June 30,
	2014(a)	2013(a)	2012(a)	2011(b)	2010(c)
	(in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues	$31,867	$27,675	$25,051	$24,232	$23,971
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders	3,785	6,820	3,176	2,296	2,164
Net income attributable to Twenty-First Century Fox, Inc. stockholders	4,514	7,097	1,179	2,739	2,539
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share - basic	$1.67	$2.91	$1.27	$0.87	$0.83
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share - diluted	$1.67	$2.91	$1.27	$0.87	$0.82
Net income attributable to Twenty-First Century Fox, Inc. stockholders per share - basic and diluted	$1.99	$3.03	$0.47	$1.04	$0.97
Cash dividend per share	$0.250	$0.170	$0.180	$0.150	$0.135

	As of June 30,
	2014	2013	2012	2011	2010
	(in millions)
BALANCE SHEET DATA:
Cash and cash equivalents	$5,415	$6,659	$9,626	$12,680	$8,709
Total assets	54,793	50,944	56,663	61,980	54,384
Borrowings	19,058	16,458	15,455	15,495	13,320
Twenty-First Century Fox, Inc. stockholders' equity	17,418	16,998	24,684	30,069	25,676

(a)

See Notes 2, 3, 4, 5, 7 and 10 to the accompanying Consolidated Financial Statements of Twenty-First Century Fox, Inc. for information with respect to significant acquisitions, disposals, discontinued operations, changes in accounting, impairment charges, restructuring charges and other transactions during fiscal 2014, 2013 and 2012.

(b)

In fiscal 2011, the Company recorded a goodwill impairment charge of $168 million as a result of an impairment assessment performed on the Digital Media Group reporting unit and also recorded a restructuring charge of approximately $120 million resulting from an organizational restructuring to align resources more closely with the digital media properties.

(c)

During fiscal 2010, the Company determined that it was more likely than not that it would sell or dispose its News Outdoor and Fox Mobile businesses. In connection with such potential sales, the Company recognized a non-cash impairment charge of $200 million. The impairment charge consisted of a write-down of $52 million in finite-lived intangible assets, a write-down of $137 million in goodwill and a write-down of $11 million in fixed assets. Also, during fiscal 2010, the Company sold the majority of its terrestrial television operations in Eastern Europe for $372 million, net of expense, and recorded a gain of approximately $195 million.

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

Effective June 28, 2013, the Separation qualified for discontinued operations treatment in accordance with the requirements of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations” (“ASC 205-20”), and accordingly the Company deconsolidated News Corp’s balance sheet as of June 30, 2013, and presented its results for the fiscal year ended June 30, (“fiscal”) 2013 and fiscal 2012 as discontinued operations on the Consolidated Statements of Operations and Cash Flows. The Company has reflected the Separation as a distribution on the Consolidated Statement of Equity as of June 30, 2013.  The footnotes to the financial statements have also been revised accordingly for fiscal 2013 and 2012. Management’s discussion and analysis of financial condition and results of operations describes the Company giving effect to the Separation, except where stated otherwise.

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business - This section provides a general description of the Company’s businesses, as well as developments that occurred either during fiscal 2014 or early fiscal year ending June 30, 2015 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations - This section provides an analysis of the Company’s results of operations for fiscal 2014, 2013 and 2012. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for fiscal 2014, 2013 and 2012, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of June 30, 2014. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

•

Critical Accounting Policies - This section discusses accounting policies considered important to the Company’s financial condition and results of operations, and which require significant judgment and estimates on the part of management in application. In addition, Note 2 to the accompanying Consolidated Financial Statements of Twenty-First Century Fox summarizes the Company’s significant accounting policies, including the critical accounting policy discussion found in this section.

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

Cable Network Programming and Television

The Company’s cable networks, which target various demographics, derive a majority of their revenues from monthly affiliate fees received from multi-channel video programming distributors (“MVPDs”) based on the number of their subscribers. Affiliate fee revenues are net of the amortization of cable distribution investments (capitalized fees paid to U.S. MVPDs to typically facilitate the carriage of a domestic cable network). The Company defers the cable distribution investments and amortizes the amounts on a straight-line basis over the contract period. Cable television and direct broadcast satellite are currently the predominant means of distribution of the Company’s program services in the U.S. Internationally, distribution technology varies region by region.

The television operations derive revenues primarily from the sale of advertising, and to a lesser extent, retransmission consent revenue. Adverse changes in general market conditions for advertising may affect revenues.

U.S. law governing retransmission consent revenue provides a mechanism for the television stations owned by the Company to seek and obtain payment from MVPDs who carry the Company’s broadcast signals. Retransmission consent revenue consists of per subscriber-based compensatory fees paid to the Company by MVPDs that distribute the signals of the Company’s owned and operated television stations. The Company also receives compensation from independently-owned television stations that are affiliated with FOX and receive retransmission consent fees from MVPDs for their signals.

The most significant operating expenses of the Cable Network Programming segment and the Television segment are the acquisition and production expenses related to programming and the expenses related to operating the technical facilities of the cable network or broadcaster. Other expenses include promotional expenses related to improving the market visibility and awareness of the cable network or broadcaster and its programming. Additional expenses include sales commissions paid to the in-house advertising sales force, as well as salaries, employee benefits, rent and other routine overhead expenses.

The profitability of U.S. national sports contracts and international sports rights agreements is based on the Company’s best estimates at June 30, 2014 of attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied at June 30, 2014, additional amortization of rights may be recorded. Should revenues improve as compared to estimated revenues, the Company may have improved results related to the contract, which may be recognized over the remaining contract term.

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

The Company enters into arrangements with third parties to co-produce many of its theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. The parties to these arrangements include studio and non-studio entities, both domestic and foreign. In several of these agreements, other parties control certain distribution rights. The Filmed Entertainment segment records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, receive a participation based on the respective third-party investor’s interest in the profits or losses incurred on the film. Consistent with the requirements of FASB ASC 926, “Entertainment—Films” (“ASC 926”), the estimate of a third-party investor’s interest in profits or losses on the film is based on total estimated ultimate revenues.

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

Direct Broadcast Satellite Television

The Direct Broadcast Satellite Television (“DBS”) segment derives revenues principally from subscriber fees. The Company believes that the quality and variety of programming, audio and interactive programming including personal video recorders, quality of picture including high definition channels, access to services, customer service and price are the key elements for gaining and maintaining market share.

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

Cable Network Programming

In September 2013, the Company acquired the 22% interest it did not already own in Latin America Pay Television (“LAPTV”), an entity that distributes premium and basic television channels in Latin America, for approximately $75 million in cash. As a result of this transaction, the Company now owns 100% of LAPTV.

On February 28, 2014, the Company acquired an additional 31% interest in the Yankees Entertainment and Sports Network (“YES Network”), a Regional Sports Network (“RSN”) primarily broadcasting pre-season and regular season games for the New York Yankees and the Brooklyn Nets, for approximately $680 million, net of cash acquired. As a result of this transaction, beginning March 2014, the Company consolidated the balance sheet and operating results of the YES Network, including $1.7 billion in debt, as it owns an 80% controlling interest.

In the fourth quarter of fiscal 2014, the Company acquired the 13% interest it did not already own in Asianet Communications Limited (“Asianet Communications”), an entity in India that broadcasts and operates the Malayalam language channels Asianet and Asianet Plus and the Kannada language channel Suvarna television, for approximately $50 million in cash.  As a result of this transaction, the Company now owns 100% of Asianet Communications.

Television

In June 2014, the Company entered into an agreement to acquire two San Francisco-Bay area television stations from Cox Media Group in exchange for the Company’s FOX affiliated stations WHBQ-TV FOX 13 and WFXT-TV FOX 24, located in the Memphis and Boston markets, respectively. The transaction is subject to regulatory approvals and other closing conditions.

Filmed Entertainment

In May 2014, the Company and certain funds managed by Apollo Global Management (“Apollo”) entered into a preliminary agreement, subject to a number of conditions, to form a joint venture to which the Company will contribute its interests in the Shine Group. The joint venture is expected to be comprised of the Shine Group, Endemol, and the CORE Media Group and will be jointly owned and managed by the Company and the funds managed by Apollo. If the transaction is completed, the Shine Group will thereafter cease to be a consolidated subsidiary of the Company. There can be no assurance that the proposed transaction will be completed.

Other

In March 2014, the Company received approval from its stockholders, and subsequently, the ASX for removal of its full foreign listing from the ASX. Delisting from the ASX occurred on May 8, 2014 and, effective as of that date, all of Twenty-First Century Fox’s Class A common stock and Class B common stock is listed solely on the NASDAQ.

In fiscal 2014, the Company sold its remaining 12% interest in Phoenix Satellite Television Holdings Ltd. (“Phoenix”) for approximately $210 million.

In fiscal 2014, through separate transactions, the Company sold its 47% interest in CMC-News Asia Holdings Limited, its 50% interest in STATS LLC and its 50% interest in STAR CJ Network India Pvt. Ltd, all equity method investees, for a total consideration of approximately $255 million.

Subsequent Events

In July 2014, the Company sold its entire interest in Bona Film Group for approximately $70 million in cash.

In July 2014, the Company entered into agreements with British Sky Broadcasting Group plc (“BSkyB”) to sell its 100% and 57% (on a fully diluted basis) ownership stakes in Sky Italia and Sky Deutschland AG (“Sky Deutschland”), respectively, for approximately $9.3 billion (based on foreign currency exchange rates as of the date of the agreements) comprised of approximately $8.6 billion in cash and the transfer to the Company of BSkyB’s 21% interest in NGC Network International LLC and NGC Network Latin America LLC (collectively “NGC International”), increasing the Company’s ownership stake to 73% in NGC International. In connection with this transaction, the Company participated in BSkyB’s equity offering in July 2014 by purchasing additional shares in BSkyB for approximately $900 million and maintained the Company’s 39% ownership interest. The agreements are subject to regulatory approvals, the approval of BSkyB stockholders and customary closing conditions.

RESULTS OF OPERATIONS

Results of Operations—Fiscal 2014 versus Fiscal 2013

The following table sets forth the Company’s operating results for fiscal 2014, as compared to fiscal 2013.

	For the years ended June 30,
	2014	2013	Change	% Change
	(in millions, except %)
Revenues:
Affiliate fees	$8,984	$7,678	$1,306	17%
Subscription	5,467	4,074	1,393	34%
Advertising	8,218	7,634	584	8%
Content	8,596	7,871	725	9%
Other	602	418	184	44%
Total revenues	31,867	27,675	4,192	15%
Operating expenses	(21,108)	(17,496)	(3,612)	21%
Selling, general and administrative	(4,129)	(4,007)	(122)	3%
Depreciation and amortization	(1,142)	(797)	(345)	43%
Impairment charges	-	(35)	35	**
Equity earnings of affiliates	622	655	(33)	(5)%
Interest expense, net	(1,121)	(1,063)	(58)	5%
Interest income	26	57	(31)	(54)%
Other, net	174	3,747	(3,573)	(95)%
Income from continuing operations before income tax expense	5,189	8,736	(3,547)	(41)%
Income tax expense	(1,272)	(1,690)	418	(25)%
Income from continuing operations	3,917	7,046	(3,129)	(44)%
Income from discontinued operations, net of tax	729	277	452	**
Net income	4,646	7,323	(2,677)	(37)%
Less: Net income attributable to noncontrolling interests	(132)	(226)	94	(42)%
Net income attributable to Twenty-First Century Fox stockholders	$4,514	$7,097	$(2,583)	(36)%

**	not meaningful

Overview – The Company’s revenues increased 15% for fiscal 2014, as compared to fiscal 2013, primarily due to increases in subscription, affiliate fees, content and advertising revenues. The increase in subscription revenues was primarily due to the effect of the consolidation of Sky Deutschland from January 2013. The increase in affiliate fees for fiscal 2014 was principally attributable to higher average rates per subscriber across most cable channels, including the conversion and related launch of new channels, and the acquisition of majority interests in the YES Network, Fox Sports Asia (formerly ESPN Star Sports) and Eredivisie Media & Marketing CV (“EMM”) (collectively the “Acquisitions”). Also contributing to the increase in affiliate fees for fiscal 2014 were higher retransmission consent revenues. The increase in content revenues was primarily due to higher sales of television and motion picture productions. The increase in advertising revenue for fiscal 2014 was principally attributable to revenues arising from the broadcast of Super Bowl XLVIII in February 2014, growth at the Cable Network Programming segment including the conversion and related launch of new channels, Fox Sports 1, STAR Sports networks and FXX, and the Acquisitions. The strengthening of the U.S. dollar against local currencies (non-Euro) resulted in a revenue decrease of approximately $285 million for fiscal 2014, as compared to fiscal 2013, partially offset by the effect of the weakening of the U.S. dollar against the Euro of approximately $225 million.

Operating expenses increased 21% for fiscal 2014, as compared to fiscal 2013, primarily due to the increases at the DBS, Cable Network Programming and Filmed Entertainment segments of approximately $1,490 million, $1,070 million and $975 million, respectively. The operating expense increase at the DBS segment was primarily due to the effect of the consolidation of Sky Deutschland from January 2013. The increase at the Cable Network Programming segment for fiscal 2014 was primarily related to higher programming costs, the continued investments in the new channels, Fox Sports 1, STAR Sports networks and FXX, and the Acquisitions. The increase at the Filmed Entertainment segment was primarily related to an increase in production amortization and participation costs related to the television programming and motion picture production businesses and higher theatrical marketing costs as a result of the increase in the number of significant theatrical releases in fiscal 2014, as compared to fiscal 2013.

Selling, general and administrative expenses increased 3% for fiscal 2014, as compared to fiscal 2013, primarily due to the increases at the Cable Network Programming and DBS segments of approximately $85 million and $75 million, respectively. The increase at the Cable Network Programming segment for fiscal 2014 was primarily due to higher personnel costs and the effect of the Acquisitions. The increase at the DBS segment was primarily due to the effect of the consolidation of Sky Deutschland from January 2013.

Depreciation and amortization, including the amortization of acquired identifiable intangible assets, increased 43% for fiscal 2014, as compared to fiscal 2013, primarily due to the consolidation of Sky Deutschland and the acquisition of the majority interest in the YES Network.

Equity earnings of affiliates – Equity earnings of affiliates decreased $33 million for fiscal 2014, as compared to fiscal 2013, due to the decreases at the DBS equity affiliates primarily related to lower results and gains at BSkyB, partially offset by the absence of equity losses due to the consolidation of Sky Deutschland from January 2013. The gains from the Company’s participation in BSkyB’s share repurchase program declined by approximately $170 million during fiscal 2014. Partially offsetting the net decreases at the DBS equity affiliates were increases at the Other equity affiliates, led by Hulu LLC (“Hulu”), and the Cable channel equity affiliates. Hulu’s results benefited from higher subscription and advertising revenues and the effect of the charges recorded during fiscal 2013 for the redemption of Providence Equity Partners’ equity interest in October 2012. The increase at the Cable channel equity affiliates was led by higher contributions from the YES Network, which was an affiliate until the date of its acquisition.

	For the years ended June 30,
	2014	2013	Change	% Change
	(in millions, except %)
DBS equity affiliates	$609	$826	$(217)	(26)%
Cable channel equity affiliates	29	(52)	81	**
Other equity affiliates	(16)	(119)	103	87%
Equity earnings of affiliates	$622	$655	$(33)	(5)%

**	not meaningful

Interest expense, net – Interest expense increased $58 million for fiscal 2014, as compared to fiscal 2013, primarily due to the higher average debt outstanding as a result of the debt consolidated in connection with the acquisition of the majority interest in the YES Network and the consolidation of Sky Deutschland and the issuance in September 2013 of $300 million of 4.00% Senior Notes due 2023 and $700 million of 5.40% Senior Notes due 2043.

Other, net –

	For the years ended June 30,
	2014	2013
	(in millions)
Gain on Sky Deutschland transaction(a)	$-	$2,069
(Loss) gain on sale of investment in NDS(b)	(30)	1,446
Gain on sale of investment in Phoenix(b)	199	81
Gain on Fox Sports Asia transaction(a)	-	174
Gain on sale of investment in STATS(b)	112	-
Shareholder litigation settlement(c)	111	-
Venezuela foreign currency devaluation(d)	(104)	-
Loss on sale of Baltimore station(a)	-	(92)
Investment impairment(b)	(69)	(20)
Restructuring(e)	(52)	(13)
Change in fair value of securities(a)	(4)	86
Other	11	16
Other, net	$174	$3,747

(a)	See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox.
(b)	See Note 7 – Investments to the accompanying Consolidated Financial Statements of Twenty-First Century Fox.
(c)	See Note 16 – Commitments and Contingencies to the accompanying Consolidated Financial Statements of Twenty-First Century Fox.
(d)	See Note 23 – Additional Financial Information to the accompanying Consolidated Financial Statements of Twenty-First Century Fox.
(e)	See Note 5 – Restructuring Programs to the accompanying Consolidated Financial Statements of Twenty-First Century Fox.

Income tax expense – The Company’s tax provision and related effective tax rate of 25% for fiscal 2014 was lower than the statutory rate of 35% primarily due to a 7% rate reduction from our foreign operations due to tax credits and deductions arising from a corporate restructuring as well as the effect of income attributable to non-controlling interests. The balance of the difference in the rate was primarily attributable to the Company’s ability to utilize the domestic production activities deduction and the recognition of a deferred tax asset for additional tax basis.

In connection with the pending disposition of Sky Italia and Sky Deutschland pursuant to sale agreements with BSkyB, the Company plans to use most of its U.S. capital loss carryforwards and foreign tax credits carryforwards to offset a substantial amount of the gain which is likely to be recognized. A benefit equal to the loss carryforwards and foreign tax credit carryforwards utilized is expected to be recognized at that time, as a valuation allowance is currently recorded against these assets. The agreements are subject to regulatory approvals, the approval of BSkyB stockholders and customary closing conditions.

The Company’s tax provision and related effective tax rate of 19% for fiscal 2013 was lower than the statutory rate of 35% primarily due to a 7% rate reduction as a result of adjustments to valuation allowances for the utilization of foreign tax credit carryforwards in connection with the NDS Group Limited (“NDS”) transaction and the consolidation of Sky Deutschland, which, in accordance with ASC 740, “Income Taxes” (“ASC 740”), reduced income tax expense due to the removal of a historical valuation allowance. In addition, there is a 4% rate reduction resulting from the sale of interests in subsidiaries and the non-taxable gain on the consolidation of Fox Sports Asia, as well as a 2% rate reduction from our foreign operations due to tax credits and deductions arising from a corporate restructuring. The effect of foreign operations was lower than in fiscal 2012 as a result of the substantial increase in income from continuing operations.

Income from discontinued operations, net of tax – For fiscal 2014, the Company recorded Income from discontinued operations of $729 million as compared to income of $277 million in fiscal 2013. The change was primarily due to the absence of income from discontinued operations as a result of the Separation in fiscal 2013 and the recognition in fiscal 2014 of a tax refund paid to News Corp and then transferred to the Company in accordance with the tax sharing and indemnification agreement. A subsidiary of News Corp, prior to the Separation, had filed for refunds to claim certain losses in a foreign jurisdiction. During fiscal 2014, the foreign jurisdiction notified News Corp that it had accepted its claims and refunded the taxes plus interest to News Corp.

Net income – Net income decreased for fiscal 2014, as compared to fiscal 2013, primarily due to the absence of the gain recorded upon the consolidation of Sky Deutschland in fiscal 2013 and the absence of the gain related to the sale of NDS, partially offset by an increase in Total Segment OIBDA (as defined in “Segment Analysis”).

Net income attributable to noncontrolling interests – Net income attributable to noncontrolling interests decreased for fiscal 2014, as compared to fiscal 2013, primarily due to the inclusion of the noncontrolling interests’ share of Sky Deutschland’s net losses on its consolidation.

Results of Operations—Fiscal 2013 versus Fiscal 2012

The following table sets forth the Company’s operating results for fiscal 2013, as compared to fiscal 2012.

	For the years ended June 30,
	2013	2012	Change	% Change
	(in millions, except %)
Revenues:
Affiliate fees	$7,678	$6,331	$1,347	21%
Subscription	4,074	3,408	666	20%
Advertising	7,634	7,553	81	1%
Content	7,871	7,260	611	8%
Other	418	499	(81)	(16)%
Total revenues	27,675	25,051	2,624	10%
Operating expenses	(17,496)	(15,663)	(1,833)	12%
Selling, general and administrative	(4,007)	(3,719)	(288)	8%
Depreciation and amortization	(797)	(711)	(86)	12%
Impairment charges	(35)	(201)	166	(83)%
Equity earnings of affiliates	655	636	19	3%
Interest expense, net	(1,063)	(1,032)	(31)	3%
Interest income	57	77	(20)	(26)%
Other, net	3,747	25	3,722	**
Income from continuing operations before income tax expense	8,736	4,463	4,273	96%
Income tax expense	(1,690)	(1,094)	(596)	54%
Income from continuing operations	7,046	3,369	3,677	**
Income (loss) from discontinued operations, net of tax	277	(1,997)	2,274	**
Net income	7,323	1,372	5,951	**
Less: Net income attributable to noncontrolling interests	(226)	(193)	(33)	17%
Net income attributable to Twenty-First Century Fox stockholders	$7,097	$1,179	$5,918	**

**	not meaningful

Overview – The Company’s revenues increased 10% for fiscal 2013, as compared to fiscal 2012, as a result of higher affiliate fee, subscription and content revenues. The increase in affiliate fee revenues was attributable to higher average rates per subscriber across most channels, the consolidations of Fox Sports Asia and Fox Pan American Sports LLC, doing business as Fox Sports Latin America (“FSLA”), the acquisition of EMM and higher retransmission consent revenues. The increase in subscription revenue was due to the consolidation of Sky Deutschland in January 2013, partially offset by lower subscription revenue at Sky Italia. The higher content revenue was due to an increase in worldwide theatrical revenues. The strengthening of the U.S. dollar against local currencies resulted in a revenue decrease of approximately $370 million for fiscal 2013, as compared to fiscal 2012.

Operating expenses increased 12% for fiscal 2013, as compared to fiscal 2012, primarily due to increased operating expenses at the DBS, Cable Network Programming and Filmed Entertainment segments of $850 million, $770 million and $210 million, respectively. The increase at the DBS segment was primarily the result of the consolidation of Sky Deutschland and higher programming costs while the increase at the Cable Network Programming segment was primarily due to the consolidations of Fox Sports Asia and FSLA, the acquisition of EMM, new cricket contracts in India and the launch of new channels. The increase at the Filmed Entertainment segment was primarily due to higher theatrical marketing costs.

Selling, general and administrative expenses increased 8% for fiscal 2013, as compared to fiscal 2012, primarily due to increased expenses at the Cable Network Programming, Filmed Entertainment and Television segments of approximately $160 million, $70 million and $36 million, respectively. The increase at the Cable Network Programming segment was primarily due to the consolidations of Fox Sports Asia and FSLA, the acquisition of EMM and the launch of new channels. The increase at the Filmed Entertainment and Television segments was primarily due to higher personnel costs and higher legal expenses for cases relating to the protection of the Company’s intellectual property rights.

Depreciation and amortization increased 12% for fiscal 2013, as compared to fiscal 2012, primarily due to consolidations of Sky Deutschland, Fox Sports Asia and FSLA and the acquisition of EMM.

Impairment charges – During fiscal 2013 and 2012, the Company recorded non-cash goodwill impairment charges of $35 million and $201 million, respectively, related to the sale of a business in its Digital Media Group in fiscal 2013.

Equity earnings of affiliates – Equity earnings of affiliates increased $19 million for fiscal 2013, as compared to fiscal 2012, primarily due to improved results at the DBS equity affiliates of $168 million partially offset by losses at the other equity affiliates. The improvement in the DBS equity affiliates’ results was driven by the absence of approximately $85 million in losses as a result of the consolidation of Sky Deutschland and improved results of approximately $75 million from BSkyB. These improvements were partially offset by lower contributions of approximately $70 million from Hulu, as a result of the redemption of Providence Equity Partners’ equity interest in October 2012 and the absence of approximately $55 million in equity earnings resulting from the sale of the Company’s investment in NDS in July 2012.

	For the years ended June 30,
	2013	2012	Change	% Change
	(in millions, except %)
DBS equity affiliates	$826	$658	$168	26%
Cable channel equity affiliates	(52)	(34)	(18)	(53)%
Other equity affiliates	(119)	12	(131)	**
Equity earnings of affiliates	$655	$636	$19	3%

**	not meaningful

Interest expense, net – Interest expense, net increased $31 million for fiscal 2013, as compared to fiscal 2012, primarily due to the issuance of $1.0 billion of 3.00% Senior Notes due 2022 in September 2012 and increased interest expense related to the consolidation of Sky Deutschland debt.

Other, net –

	For the years ended June 30,
	2013	2012
	(in millions)
Gain on Sky Deutschland transaction(a)	$2,069	$-
Gain on sale of investment in NDS(b)	1,446	-
Gain on Fox Sports Asia transaction(a)	174	-
Gain on sale of investment in Phoenix(b)	81	-
Loss on sale of Baltimore station(a)	(92)	-
Gain on FSLA transaction(a)	-	158
Restructuring(c)	(13)	(41)
Change in fair value of securities(a)	86	(61)
Investment impairment(b)	(20)	(34)
BSkyB termination fee(b)(d)	-	(63)
Gain on sale of investment in Hathway Cable(b)	-	23
Other	16	43
Other, net	$3,747	$25

(a)	See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox.
(b)	See Note 7 – Investments to the accompanying Consolidated Financial Statements of Twenty-First Century Fox.
(c)	See Note 5 – Restructuring Programs to the accompanying Consolidated Financial Statements of Twenty-First Century Fox.
(d)	See Note 23 – Additional Financial Information to the accompanying Consolidated Financial Statements of Twenty-First Century Fox.

Income tax expense – The Company’s tax provision and related effective tax rate of 19% for fiscal 2013 was lower than the statutory rate of 35% primarily due to a 7% rate reduction as a result of adjustments to valuation allowances for the utilization of foreign tax credit carryforwards in connection with the NDS transaction and the consolidation of Sky Deutschland, which, in accordance with ASC 740, reduced income tax expense due to the removal of a historical valuation allowance. In addition, there was a 4% rate reduction resulting from the sale of interests in subsidiaries and the non-taxable gain on the consolidation of Fox Sports Asia, as well as a 2% rate reduction from the Company’s foreign operations due to tax credits and deductions arising from a corporate restructuring. The effect of foreign operations was lower than in fiscal 2012 primarily as a result of the substantial increase in Income from continuing operations.

The Company’s tax provision and related effective tax rate of 25% for fiscal 2012 was lower than the U.S. statutory rate of 35% primarily due to a 6% rate reduction from the Company’s foreign operations due to tax credits and deductions arising from a corporate restructuring as well as a 4% rate reduction resulting from the sale of interests in subsidiaries and the non-taxable gain on the consolidation of FSLA.

Income (loss) from discontinued operations, net of tax – For fiscal 2013, the Company recorded Income from discontinued operations of $277 million as compared to a loss of $1,997 million in fiscal 2012. This improvement was due to lower restructuring and impairment charges and a non-taxable gain from News Corp’s revaluation of its previously held equity interest in Foxtel, as a result of the acquisition of Consolidated Media Holdings Ltd. These improvements were partially offset by transaction costs related to the Separation.

Net income – Net income increased for fiscal 2013, as compared to fiscal 2012, primarily due to the gain on the Sky Deutschland transaction as well as the gains on the sale of the Company’s investment in NDS and improved results from continuing and discontinued operations.

Net income attributable to noncontrolling interests – Net income attributable to noncontrolling interests increased for fiscal 2013, as compared to fiscal 2012, primarily due to higher results at the Company’s majority-

owned businesses and the issuances of additional noncontrolling interests at the Company’s cable businesses. These increases were partially offset by the noncontrolling interests’ share of Sky Deutschland’s net losses.

Segment Analysis

The Company’s operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is Segment OIBDA. Due to the integrated nature of the operating segments, estimates and judgments are made in allocating certain assets, revenues and expenses.

Segment OIBDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment OIBDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment charges, Equity earnings of affiliates, Interest expense, net, Interest income, Other, net, Income tax expense and Net income attributable to noncontrolling interests. Management believes that Segment OIBDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources within the Company’s businesses.

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

Total Segment OIBDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, Net income (loss), cash flow and other measures of financial performance reported in accordance with U.S. generally accepted accounting principles (“GAAP”). In addition, this measure does not reflect cash available to fund requirements and excludes items, such as Depreciation and amortization and Impairment charges, which are significant components in assessing the Company’s financial performance.

Fiscal 2014 versus Fiscal 2013

The following table reconciles Total Segment OIBDA to Income from continuing operations before income tax expense for fiscal 2014, as compared to fiscal 2013.

	For the years ended June 30,
	2014	2013	Change	% Change
	(in millions, except %)
Revenues	$31,867	$27,675	$4,192	15%
Operating expenses	(21,108)	(17,496)	(3,612)	21%
Selling, general and administrative	(4,129)	(4,007)	(122)	3%
Amortization of cable distribution investments	85	89	(4)	(4)%
Total Segment OIBDA	6,715	6,261	454	7%
Amortization of cable distribution investments	(85)	(89)	4	(4)%
Depreciation and amortization	(1,142)	(797)	(345)	43%
Impairment charges	-	(35)	35	**
Equity earnings of affiliates	622	655	(33)	(5)%
Interest expense, net	(1,121)	(1,063)	(58)	5%
Interest income	26	57	(31)	(54)%
Other, net	174	3,747	(3,573)	(95)%
Income from continuing operations before income tax expense	$5,189	$8,736	$(3,547)	(41)%

** not meaningful

The following tables set forth the Company’s Revenues and Segment OIBDA for fiscal 2014, as compared to fiscal 2013.

	For the years ended June 30,
	2014	2013	Change	% Change
	(in millions, except %)
Revenues:
Cable Network Programming	$12,273	$10,881	$1,392	13%
Television	5,296	4,860	436	9%
Filmed Entertainment	9,679	8,642	1,037	12%
Direct Broadcast Satellite Television	6,030	4,439	1,591	36%
Other, Corporate and Eliminations	(1,411)	(1,147)	(264)	(23)%
Total revenues	$31,867	$27,675	$4,192	15%

	For the years ended June 30,
	2014	2013	Change	% Change
	(in millions, except %)
Segment OIBDA:
Cable Network Programming	$4,407	$4,177	$230	6%
Television	882	855	27	3%
Filmed Entertainment	1,358	1,308	50	4%
Direct Broadcast Satellite Television	424	397	27	7%
Other, Corporate and Eliminations	(356)	(476)	120	25%
Total Segment OIBDA	$6,715	$6,261	$454	7%

Cable Network Programming (39% of the Company’s consolidated revenues in fiscal 2014 and 2013)

For fiscal 2014, revenues at the Cable Network Programming segment increased $1,392 million, or 13%, as compared to fiscal 2013, primarily due to higher affiliate fee and advertising revenues as shown below:

Fiscal 2014 % Increase

Affiliate fees	15%
Advertising	9%
Other	3%
Total	13%

The 13% increase in total Cable Network Programming segment revenue is net of a 2% decline due to the strengthening of the U.S. dollar against local currencies, and the absence of distributor credits recorded in fiscal 2013.

Domestic affiliate fee revenues increased 14% for fiscal 2014, as compared to fiscal 2013. Over 55% of the increase during fiscal 2014 was due to higher average rates per subscriber across most channels led by the RSNs, Fox News Channel (“FOX News”), FX Networks, LLC (“FX”), which includes FXX, and the conversion and related launch of Fox Sports 1. In addition, over 15% of the increase in affiliate fee revenues during fiscal 2014 was due to growth in subscribers, led by the conversion and related launch of new channels. The balance of the growth was primarily attributable to the impact resulting from the acquisition of the majority interest in the YES Network in February 2014 and the absence of distributor allowances resulting from the 2012-2013 National Hockey League (“NHL”) lockout in fiscal 2013. Domestic advertising revenues increased 8% for fiscal 2014 as compared to fiscal 2013. Approximately 65% of the increase in domestic advertising revenues is primarily due to higher pricing and volume, at FX, which includes FXX, at the National Geographic Channels and the conversion and related launch of Fox Sports 1. The balance of the growth in domestic advertising revenue was primarily attributable to the contributions from the YES Network and additional NHL games in fiscal 2014.

For fiscal 2014, international affiliate fee revenues increased 19% and international advertising revenues increased 9% as compared to fiscal 2013. For fiscal 2014, the increase in international affiliate fee revenues was substantially led by local currency growth, primarily at Fox International Channels (“FIC”), as a result of higher pricing in Latin America and increase in subscribers in Latin America and Asia. The increase in international advertising revenues in fiscal 2014 was significantly driven by local currency growth at FIC and STAR due to higher pricing and volume in Latin America, higher pricing at STAR’s entertainment channels and STAR Sports’ broadcast of the Asia Cup and International Cricket Council cricket tournaments. Also contributing to the increase in international affiliate fee and advertising revenues for fiscal 2014 was the conversion and related launch of STAR Sports, the consolidation of Fox Sports Asia and the acquisition of EMM. The international affiliate fee and advertising revenue increases in local currencies, for fiscal 2014, were partially offset by the adverse impact of the strengthening of the U.S. dollar against local currencies, primarily in India and Latin America.

For fiscal 2014, Segment OIBDA at the Cable Network Programming segment increased $230 million, or 6%, as compared to fiscal 2013, primarily due to the revenue increases noted above, partially offset by higher expenses of $1,162 million, or 17% as compared to fiscal 2013. Operating expenses increased by approximately $1,070 million for fiscal 2014. Approximately one-half of this increase was due to the continued investment in new channels and the Acquisitions. The remaining increase was primarily due to higher programming costs at FIC, the RSNs and FX. These increases were due to a combination of continued investment in new shows and sports programming and additional NHL games broadcast by the RSNs in fiscal 2014. Selling, general and administrative expenses increased for fiscal 2014 by approximately $85 million primarily due to higher personnel costs and the effect of the Acquisitions. The increase in Segment OIBDA for fiscal 2014, as compared to fiscal 2013, is net of a decrease of approximately $130 million due to the strengthening of the U.S. dollar against local currencies.

Television (17% and 18% of the Company’s consolidated revenues in fiscal 2014 and 2013, respectively)

For fiscal 2014, revenues at the Television segment increased $436 million, or 9%, as compared to fiscal 2013, primarily due to higher advertising revenues and affiliate fees. Advertising revenues increased 5% for fiscal 2014, as compared to fiscal 2013, primarily due to the revenues arising from the broadcast of Super Bowl XLVIII in February 2014 of approximately $350 million and from higher pricing and ratings driven by the strong National Football League (“NFL”) regular and post season and the Major League Baseball (“MLB”) post season, including the two additional MLB World Series games in fiscal 2014. These increases were partially offset by the effect of lower primetime ratings, led by declines at American Idol and X-Factor, and lower political advertising due to the absence of the benefit in fiscal 2013 from the 2012 elections. Affiliate fee revenues increased as a result of higher retransmission consent revenues for fiscal 2014, as compared to fiscal 2013.

For fiscal 2014, Segment OIBDA at the Television Segment increased $27 million, or 3%, as compared to fiscal 2013, primarily due to the revenue increases noted above partially offset by higher expenses of $409 million, or 10%, as compared to fiscal 2013. Operating expenses increased by approximately $365 million for fiscal 2014. This increase was primarily due to the broadcast of Super Bowl XLVIII in February 2014 and higher primetime programming costs led by increased licensing fees for returning series and higher programming costs related to the new season of 24 and Gang Related. Also contributing to the increase were higher advertising and marketing costs to support the fall 2013 launch of new television series and higher sports programming costs primarily related to the two additional MLB World Series games in fiscal 2014. Selling, general and administrative expenses increased by approximately $45 million for fiscal 2014, as compared to fiscal 2013, primarily due to higher legal fees and costs associated with the television station transactions.

Filmed Entertainment (30% and 31% of the Company’s consolidated revenues in fiscal 2014 and 2013, respectively)

For fiscal 2014, revenues at the Filmed Entertainment segment increased $1,037 million, or 12%, as compared to fiscal 2013. The increase in revenues was primarily due to higher worldwide theatrical revenues, an increase in network and syndication revenues, led by Modern Family, and higher digital distribution revenues from the licensing of television productions. The increase in digital distribution revenue was primarily due to the licensing of online and mobile rights for various productions led by the licensing of series to Amazon, which includes 24 and The Americans. Fiscal 2014 revenues included the worldwide theatrical success of X-Men: Days of Future Past and Rio 2 and the worldwide theatrical, home entertainment and pay television performance of The Wolverine and The Heat, as compared to fiscal 2013 which included the worldwide theatrical and home entertainment success of Ice Age: Continental Drift, Life of Pi and Taken 2 and the worldwide theatrical success of The Croods.

For fiscal 2014, Segment OIBDA at the Filmed Entertainment segment increased $50 million, or 4%, as compared to fiscal 2013, primarily due to the revenue increases noted above partially offset by higher expenses of $987 million, or 13%, as compared to fiscal 2013. Operating expenses increased by approximately $975 million for fiscal 2014 primarily due to increases in production amortization and participation costs, largely due to the mix of theatrical films released in fiscal 2014, as compared to fiscal 2013, as well as increases related to television productions. Also contributing to the operating expense increase was higher theatrical marketing costs as a result of the increase in the number of significant theatrical releases in fiscal 2014, as compared to fiscal 2013, including X-Men: Days of Future Past, Rio 2, The Secret Life of Walter Mitty and DreamWorks Animation’s Mr. Peabody and Sherman and How To Train Your Dragon 2.

Direct Broadcast Satellite Television (19% and 16% of the Company’s consolidated revenues in fiscal 2014 and 2013, respectively)

For fiscal 2014, revenues at the DBS segment increased $1,591 million, or 36%, as compared to fiscal 2013, primarily due to the inclusion of revenues resulting from the consolidation of Sky Deutschland from January 2013 and greater contribution from Sky Italia primarily due to the broadcast of the 2014 International Federation of Football Association (“FIFA”) World Cup. The weakening of the U.S. dollar against the Euro also contributed to a revenue increase of approximately $225 million for fiscal 2014, as compared to fiscal 2013.

Sky Italia’s ending and average subscriber base of 4.7 million subscribers for fiscal 2014 decreased from 4.8 million subscribers in fiscal 2013. The total churn for fiscal 2014 was approximately 495,000 subscribers, as compared to a churn of approximately 684,000 subscribers in fiscal 2013. Sky Deutschland’s ending subscriber base for fiscal 2014 was 3.8 million subscribers as a result of a net increase of approximately 360,000 subscribers during fiscal 2014. The total churn for fiscal 2014 was approximately 368,000 subscribers on an average subscriber base of 3.6 million subscribers as compared to a churn of approximately 179,000 subscribers on an average subscriber base of 3.4 million subscribers in fiscal 2013. Subscriber churn for the period represents the number of subscribers whose service was disconnected during the period.

Sky Italia’s average revenue per subscriber (“ARPU”) of approximately €43 per month for fiscal 2014 increased from approximately €42 per month in fiscal 2013, primarily due to higher pricing and upgrades in services. Sky Deutschland’s ARPU of approximately €35 per month for fiscal 2014 increased from approximately €34 per month in fiscal 2013, primarily due to upgrades in services. ARPU is calculated by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue, if any, for the period. Average subscribers are calculated for the respective periods by adding the beginning and ending subscribers for the period and dividing by two.

Sky Italia’s subscriber acquisition costs per subscriber (“SAC”) of approximately €410 for fiscal 2014 increased from approximately €350 for fiscal 2013, primarily due to increased advertising and marketing costs on a per subscriber basis. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross subscribers added during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly to subscribers and the costs related to installation and acquisition advertising net of any upfront activation fee. SAC excludes the value of equipment capitalized under equipment lease programs, as well as payments and the value of returned equipment related to disconnected lease program subscribers.

For fiscal 2014, Segment OIBDA at the DBS segment increased $27 million, or 7%, as compared to fiscal 2013, primarily due to the revenue increases noted above partially offset by higher expenses of $1,564 million, or 39%, as compared to fiscal 2013. Operating expenses increased by approximately $1,490 million for fiscal 2014 primarily due to the full year inclusion of Sky Deutschland. Also contributing to the operating expense increase were higher programming costs associated with the Bundesliga soccer rights and the broadcasts of the Sochi Olympics, the FIFA World Cup and Formula One, partially offset by the absence of costs associated with the broadcast of the London Olympics in fiscal 2013. Selling, general and administrative expenses increased by approximately $75 million for fiscal 2014, as compared to fiscal 2013, primarily due to the inclusion of Sky Deutschland. For fiscal 2014, the weakening of the U.S. dollar against the Euro contributed approximately $20 million to increase Segment OIBDA, as compared to fiscal 2013.

Other, Corporate and Eliminations ((5)% and (4)% of the Company’s consolidated revenues in fiscal 2014 and 2013, respectively)

For fiscal 2014, the change in revenues at the Other, Corporate and Eliminations segment, as compared to fiscal 2013, was primarily due to intercompany transactions and the absence of revenues from the Company’s digital media business, as it was disposed in the third quarter of fiscal 2013.

For fiscal 2014, the improvement in the Segment OIBDA results at the Other, Corporate and Eliminations segment, as compared to fiscal 2013, was primarily due to lower compensation expenses and legal and professional fees.

Fiscal 2013 versus Fiscal 2012

The following table reconciles Total Segment OIBDA to Income from continuing operations before income tax expense for fiscal 2013, as compared to fiscal 2012.

	For the years ended June 30,
	2013	2012	Change	% Change
	(in millions, except %)
Revenues	$27,675	$25,051	$2,624	10%
Operating expenses	(17,496)	(15,663)	(1,833)	12%
Selling, general and administrative	(4,007)	(3,719)	(288)	8%
Amortization of cable distribution investments	89	88	1	1%
Total Segment OIBDA	6,261	5,757	504	9%
Amortization of cable distribution investments	(89)	(88)	(1)	1%
Depreciation and amortization	(797)	(711)	(86)	12%
Impairment charges	(35)	(201)	166	(83)%
Equity earnings of affiliates	655	636	19	3%
Interest expense, net	(1,063)	(1,032)	(31)	3%
Interest income	57	77	(20)	(26)%
Other, net	3,747	25	3,722	**
Income from continuing operations before income tax expense	$8,736	$4,463	$4,273	96%

** not meaningful

The following tables set forth the Company’s Revenues and Segment OIBDA for fiscal 2013, as compared to fiscal 2012.

	For the years ended June 30,
	2013	2012	Change	% Change
	(in millions, except %)
Revenues:
Cable Network Programming	$10,881	$9,324	$1,557	17%
Television	4,860	4,803	57	1%
Filmed Entertainment	8,642	8,363	279	3%
Direct Broadcast Satellite Television	4,439	3,740	699	19%
Other, Corporate and Eliminations	(1,147)	(1,179)	32	3%
Total revenues	$27,675	$25,051	$2,624	10%

	For the years ended June 30,
	2013	2012	Change	% Change
	(in millions, except %)
Segment OIBDA:
Cable Network Programming	$4,177	$3,549	$628	18%
Television	855	791	64	8%
Filmed Entertainment	1,308	1,312	(4)	-%
Direct Broadcast Satellite Television	397	561	(164)	(29)%
Other, Corporate and Eliminations	(476)	(456)	(20)	(4)%
Total Segment OIBDA	$6,261	$5,757	$504	9%

Cable Network Programming (39% and 37% of the Company’s consolidated revenues in fiscal 2013 and 2012, respectively)

For fiscal 2013, revenues at the Cable Network Programming segment increased $1,557 million, or 17%, as compared to fiscal 2012, primarily due to higher net affiliate fee revenues of approximately $1,075 million and advertising revenues of approximately $300 million, partially offset by unfavorable foreign exchange fluctuations at FIC and STAR. The strengthening of the U.S. dollar against local currencies resulted in a revenue decrease of approximately $175 million for fiscal 2013, as compared to fiscal 2012.

Domestic affiliate fee revenues increased 12% for fiscal 2013, as compared to fiscal 2012, primarily due to higher average rates per subscriber across most channels, additional subscribers due to the acquisition of an RSN in Ohio and the launch of Fox Sports San Diego. For fiscal 2013, domestic advertising revenues increased 6%, as compared to fiscal 2012, primarily due to higher pricing and ratings at FX and the National Geographic Channels, which comprised 80% of the growth.

For fiscal 2013, international affiliate fee revenues increased 35% and international advertising revenues increased 20%, as compared to fiscal 2012. Over half of the international affiliate fee revenues’ increase and three-quarters of the international cable channels’ advertising revenues’ growth were due to local currency growth at the non-sports channels at FIC and STAR. The balance of the growth was attributable to the international sports channels, including FSLA, Fox Sports Asia, EMM, the launch of new channels and the new contracts to broadcast cricket matches in India. These increases in international advertising revenues and international affiliate fee revenues were partially offset by an 8% and 7% adverse impact from the strengthened U.S. dollar, respectively.

For fiscal 2013, Segment OIBDA at the Cable Network Programming segment increased $628 million, or 18%, as compared to fiscal 2012, primarily due to the revenue increases noted above, partially offset by expense increases of $929 million. This increase was due to higher operating expenses primarily due to increased programming costs from the inclusion of expenses from Fox Sports Asia, FSLA and EMM and the new cricket contracts in India which accounted for 60% of this increase. The launch of new channels, as noted above, and higher programming costs accounted for 30% of this increase. The higher programming cost was a result of new shows launched on FX and new contracts for mixed martial arts matches, U.S. college football games and higher National Basketball Association (“NBA”) costs due to the NBA lockout in fiscal 2012, partially offset by reduced NHL costs resulting from the NHL lockout in fiscal 2013. The balance of the increase was due to higher selling, general and administrative expenses primarily related to higher personnel costs as a result of the expansion of the business. The strengthening of the U.S. dollar against local currencies resulted in a Segment OIBDA decrease of approximately $80 million for fiscal 2013, as compared to fiscal 2012.

Television (18% and 19% of the Company’s consolidated revenues in fiscal 2013 and 2012, respectively)

For fiscal 2013, revenues at the Television segment increased $57 million, or 1%, as compared to fiscal 2012, primarily due to higher affiliate fee revenues resulting from higher retransmission consent revenues which more than doubled in comparison to fiscal 2012, partially offset by decreased advertising revenues of approximately $190 million. The decrease in advertising revenues was due to lower primetime ratings driven by declines at X-Factor and American Idol.

For fiscal 2013, Segment OIBDA at the Television segment increased $64 million, or 8%, as compared to fiscal 2012, primarily due to the revenue increases noted above and lower operating expenses of $43 million due to reduced entertainment programming costs as a result of the final season of House in fiscal 2012 and lower licensing fees for returning series. This decrease was partially offset by an increase in selling, general and administrative expenses of $36 million primarily due to higher legal expenses for cases relating to the protection of the Company’s intellectual property rights.

Filmed Entertainment (31% and 33% of the Company’s consolidated revenues in fiscal 2013 and 2012, respectively)

For fiscal 2013, revenues at the Filmed Entertainment segment increased $279 million, or 3%, as compared to fiscal 2012, primarily due to higher worldwide theatrical revenues of approximately $420 million. These revenue increases were partially offset by decreased home entertainment revenues of approximately $135 million. Fiscal 2013 included the worldwide theatrical and home entertainment success of Ice Age: Continental Drift, Life of Pi and Taken 2, the worldwide theatrical success of The Croods, a product of the Company’s DreamWorks Animation distribution deal, and the worldwide home entertainment and pay television performance of Prometheus, as compared to fiscal 2012 which included the successful worldwide theatrical and home entertainment release of Rise of the Planet of the Apes and Alvin and the Chipmunks: Chipwrecked, the worldwide theatrical success of Prometheus and the home entertainment and pay television performances of Rio and X-Men: First Class.

For fiscal 2013, Segment OIBDA at the Filmed Entertainment segment was consistent with fiscal 2012, as the revenue increases were offset by higher expenses. Operating expenses increased by approximately $210 million primarily due to higher theatrical marketing costs associated with the theatrical releases noted above as well as the initial pre-launch costs for Wolverine, and the distribution of Turbo for DreamWorks Animation. Selling, general and administrative expenses increased by approximately $70 million primarily due to higher personnel costs.

Direct Broadcast Satellite Television (16% and 15% of the Company’s consolidated revenues in fiscal 2013 and 2012, respectively)

For fiscal 2013, revenues at the DBS segment increased $699 million, or 19%, as compared to fiscal 2012, primarily due to the inclusion of $900 million in revenues resulting from the consolidation of Sky Deutschland, partially offset by a decrease of approximately $200 million in revenues at Sky Italia. The decrease at Sky Italia was primarily due to the strengthening of the U.S. dollar against the Euro, which resulted in a revenue decrease of approximately $120 million as compared to fiscal 2012 and the balance of the change was primarily due to a decrease in activation, advertising and subscription revenues.

Sky Italia had a net decrease of approximately 146,000 subscribers during fiscal 2013, which decreased Sky Italia’s total subscriber base to 4.8 million at June 30, 2013, reflecting the continued challenging economic environment in Italy. The total churn for fiscal 2013 was approximately 684,000 subscribers on an average subscriber base of 4.8 million, as compared to churn of approximately 641,000 subscribers on an average subscriber base of 4.9 million in fiscal 2012. During fiscal 2013, Sky Deutschland had a net increase of approximately 90,000 subscribers, which increased Sky Deutschland’s total subscriber base to 3.5 million. The total churn for fiscal 2013 was approximately 179,000 subscribers on an average subscriber base of 3.4 million, as compared to churn of approximately 159,000 subscribers on an average subscriber base of 3.1 million in fiscal 2012.

Sky Italia’s ARPU of approximately €42 per month in fiscal 2013 remained relatively consistent with the corresponding period of fiscal 2012. Sky Deutschland’s ARPU of approximately €34 per month in fiscal 2013 increased from approximately €32 per month reported in fiscal 2012, primarily due to a higher incremental increase in total subscriber-related revenues.

Sky Italia’s SAC of approximately €350 in fiscal 2013 decreased from approximately €400 in fiscal 2012, due to lower commissions and installation costs on a per subscriber basis. The lower commissions were a result of a change in the sales channel mix and the lower installation costs were a result of fewer customers taking up the full subscription offer.

For fiscal 2013, Segment OIBDA at the DBS segment decreased $164 million, or 29%, as compared to fiscal 2012, primarily due to higher programming expenses of approximately $150 million at Sky Italia associated with the broadcast of the Olympics and expanded UEFA Champions and Europa League, and Formula One coverage. This decrease in Segment OIBDA was partially offset by the consolidation of Sky Deutschland. During fiscal 2013, the strengthening of the U.S. dollar against the Euro resulted in a Segment OIBDA decrease of approximately $12 million as compared to fiscal 2012.

Other, Corporate and Eliminations ((4)% of the Company’s consolidated revenues in fiscal 2013 and 2012)

The Other, Corporate and Eliminations segment contains the Company’s corporate entities and intercompany eliminations and other businesses. For fiscal 2013 revenues related to business activities at the Other, Corporate and

Eliminations segment decreased as compared to fiscal 2012, due to the exclusion of revenues from the disposition of the Company’s digital media businesses in the third quarter of fiscal 2013.

For fiscal 2013, Segment OIBDA related to business activities at the Other, Corporate and Eliminations segment decreased, as compared to fiscal 2012, primarily due to higher compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has a five-year unused $2 billion revolving credit facility, which expires in May 2017, and has access to various film co-production alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of June 30, 2014, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television productions.

As of June 30, 2014, the Company’s consolidated assets included $5.4 billion in cash and cash equivalents, of which $1.1 billion was held by the Company’s foreign subsidiaries. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend nor foresee a need to repatriate these funds. Should the Company require more capital in the U.S. than is generated by or available to its domestic operations, the Company could elect to repatriate funds held in foreign jurisdictions which may result in higher effective tax rates and higher cash paid for income taxes for the Company.

The principal uses of cash that affect the Company’s liquidity position include the following: investments in the production and distribution of new motion pictures and television programs; the acquisition of and payments under programming rights for entertainment and sports programming; operational expenditures including employee costs; capital expenditures; interest expenses; income tax payments; investments in associated entities; dividends; acquisitions; debt repayments; and stock repurchases.

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

In July 2014, the Company participated in BSkyB’s equity offering by purchasing approximately $900 million of additional shares in BSkyB and maintained the Company’s 39% ownership interest. BSkyB’s share repurchase program was suspended in July 2014. (See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox)

In addition to the acquisitions, sales and possible acquisitions disclosed elsewhere, the Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the Company’s securities or the assumption of additional indebtedness.

Sources and Uses of Cash – Fiscal 2014 vs. Fiscal 2013

Net cash provided by operating activities for fiscal 2014 and 2013 was as follows (in millions):

For the years ended June 30,	2014	2013
Net cash provided by operating activities	$2,964	$3,002

Net cash provided by operating activities for fiscal 2014 was relatively consistent with net cash provided by operating activities in fiscal 2013. During fiscal 2014, higher receipts, primarily related to increases in affiliate fees and subscription collections, were offset by higher programming spending, production spending and participation payments.

Net cash (used in) provided by investing activities for fiscal 2014 and 2013 was as follows (in millions):

For the years ended June 30,	2014	2013
Net cash (used in) provided by investing activities	$(935)	$86

The change in net cash used in investing activities for fiscal 2014, as compared to fiscal 2013, was primarily due to the absence of cash proceeds from the sale of NDS in fiscal 2013.

Net cash used in financing activities for fiscal 2014 and 2013 was as follows (in millions):

For the years ended June 30,	2014	2013
Net cash used in financing activities	$(3,776)	$(4,571)

The change in net cash used in financing activities for fiscal 2014, as compared to fiscal 2013, was primarily due to the absence of the $2.6 billion cash contribution, in fiscal 2013, to News Corp as part of the Separation partially offset by an increase in cash used for share repurchases of approximately $1.7 billion.

In August 2014, the Company announced that the Board approved an additional $6 billion authorization to the Company’s stock repurchase program for the repurchase of Class A Common Stock. The Company intends to complete this stock repurchase program by August 2015.

The program may be modified, extended, suspended or discontinued at any time.

The total dividends declared related to fiscal 2014 results were $0.25 per share of Class A Common Stock and Class B Common Stock. In August 2014, the Company declared the final dividend on fiscal 2014 results of $0.125 per share for Class A Common Stock and Class B Common Stock. This together with the interim dividend of $0.125 per share of Class A Common Stock and Class B Common Stock, paid in April 2014, constitute the total dividend relating to fiscal 2014.

Based on the number of shares outstanding as of June 30, 2014 and a similar dividend rate as in fiscal 2014, the total aggregate cash dividends expected to be paid to stockholders in fiscal 2015 is approximately $550 million.

Sources and Uses of Cash – Fiscal 2013 vs. Fiscal 2012

Net cash provided by operating activities for fiscal 2013 and 2012 was as follows (in millions):

For the years ended June 30,	2013	2012
Net cash provided by operating activities	$3,002	$2,834

The increase in net cash provided by operating activities during fiscal 2013, as compared to fiscal 2012, was primarily due to higher receipts at the Cable Network Programming segment driven by higher Segment OIBDA of $628 million, lower pension contributions of $112 million and higher cash distributions received from affiliates of $43 million. This increase was partially offset by higher payments for film and television production costs in the Filmed Entertainment segment, higher sports program rights payments in the Television segment, higher program rights payments in the DBS segment principally from the consolidation of Sky Deutschland and higher cash taxes paid of $164 million.

Net cash provided by (used in) investing activities for fiscal 2013 and 2012 was as follows (in millions):

For the years ended June 30,	2013	2012
Net cash provided by (used in) investing activities	$86	$(766)

The increase in net cash provided by investing activities during fiscal 2013, as compared to fiscal 2012, was primarily due to the sale of the 49% investment in NDS for approximately $1.9 billion in total consideration, partially offset by additional cash utilized for acquisitions, property, plant and equipment and the purchase of a 49% equity interest in the YES Network.

Net cash used in financing activities for fiscal 2013 and 2012 was as follows (in millions):

For the years ended June 30,	2013	2012
Net cash used in financing activities	$(4,571)	$(5,102)

The decrease in net cash used in financing activities for fiscal 2013 as compared to net cash used in financing activities in fiscal 2012 was primarily due to lower share repurchases of approximately $2.6 billion and an increase in net borrowing of approximately $550 million. These sources of cash were partially offset by the cash contribution to News Corp in connection with the Separation.

Debt Instruments

The following table summarizes cash from borrowings and cash used in repayments of borrowings for fiscal 2014, 2013 and 2012.

	For the years ended June 30,
	2014	2013	2012
	(in millions)
Borrowings
Notes due September 2023 and due September 2043(a)	$987	$-	$-
Notes due September 2022(a)	-	987	-
New revolving credit facility (Sky Deutschland)(a)	-	293	-
Bank loans(b)	168	-	-
All other	-	(3)	-
Total borrowings	$1,155	$1,277	$-

Repayments of borrowings
A$ Notes due February 2014(a)	$(134)	$-	$-
Notes due February 2013(a)	-	(273)	-
Bank loans(b)	(162)	-	(32)
All other(c)	-	(481)	(3)
Total repayment of borrowings	$(296)	$(754)	$(35)
(a)	See Note 11 – Borrowings to the accompanying Consolidated Financial Statements of Twenty-First Century Fox.
(b)

The fiscal 2014 activity includes $168 million in borrowings and $143 million in repayments under the YES Network secured revolving credit facility. The balance of the repayments was related to the YES Network term loan facility.

(c)

The repayment of borrowings includes debt acquired in the Sky Deutschland transaction which was subsequently repaid in full during the third quarter of fiscal 2013. (See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox)

Ratings of the Public Debt

The table below summarizes the Company’s credit ratings as of June 30, 2014.

Rating Agency	Senior Debt	Outlook
Moody's	Baa1	Stable
S&P	BBB+	Stable

Revolving Credit Agreement

In May 2012, 21st Century Fox America, Inc. (formerly known as News America Incorporated) (“21CFA”), entered into a credit agreement (the “Credit Agreement”), among 21CFA as Borrower, the Company as Parent Guarantor, the lenders named therein, the initial issuing banks named therein, JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) and Citibank, N.A. as Co-Administrative Agents, JPMorgan Chase as Designated Agent and Bank of America, N.A. as Syndication Agent. The Credit Agreement provides a $2 billion unsecured revolving credit facility with a sub-limit of $400 million (or its equivalent in Euros) available for the issuance of letters of credit and a maturity date of May 2017. Under the Credit Agreement, the Company may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion and the Company may request that the maturity date be extended for up to two additional one-year periods. Borrowings are issuable in U.S. Dollars only, while letters of credit are issuable in U.S. Dollars or Euros. The material terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. Fees under the Credit Agreement will be based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current debt ratings, 21CFA pays a facility fee of 0.125% and an initial drawn cost of LIBOR plus 1.125%.

Commitments and Guarantees

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2014.

	As of June 30, 2014
	Payments due by period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Contracts for capital expenditure	$131	$108	$23	$-	$-
Operating leases and service agreements
Land and buildings	2,210	311	517	451	931
Transponder service agreements and other	2,513	465	841	611	596
Other commitments
Borrowings	18,988	799	783	3,027	14,379
Sports programming rights	52,800	6,138	12,051	9,123	25,488
Entertainment programming rights	4,618	2,069	1,852	590	107
Other commitments and contractual obligations	5,733	1,611	2,459	688	975
Total commitments, borrowings and contractual obligations	$86,993	$11,501	$18,526	$14,490	$42,476

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

	As of June 30, 2014
		Amount of guarantees expiration per period
Contingent guarantees:	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Sports programming rights	$559	$387	$172	$-	$-
Hulu indemnity	115	-	-	115	-
Letters of credit and other	50	50	-	-	-
Total contingent guarantees	$724	$437	$172	$115	$-

Operating leases and service agreements

The transponder service agreements represent approximately $1.9 billion of the total amounts committed and the balance includes leases for office facilities, equipment and microwave transmitters used to carry broadcast signals. These leases, which are classified as operating leases, expire at certain dates through fiscal 2050. Included in the total amounts committed of $2.2 billion, are approximately $315 million of office facilities that have been sub-leased to News Corp.

Sport programming rights

Under the Company’s contract with the NFL, remaining future minimum payments for program rights to broadcast certain football games are payable over the remaining term of the contract through 2022.

The Company’s contract with the MLB gives the Company rights to broadcast certain regular season and post-season games, as well as exclusive rights to broadcast MLB’s World Series and All-Star Game through the 2021 MLB season.

The Company’s contracts with the National Association of Stock Car Auto Racing (“NASCAR”) give the Company rights to broadcast certain races and ancillary content through calendar year 2024.

Under the Company’s contracts with certain collegiate conferences, remaining future minimum payments for program rights to broadcast certain sporting events are payable over the remaining terms of the contracts.

Under the Company’s contract with Italy’s National League Football, remaining future minimum payments for programming rights to broadcast National League Football matches are payable over the remaining term of the contract through 2018.

Under the Company’s contract with the Board of Control for Cricket in India (“BCCI”), remaining future minimum payments for program rights to broadcast international and domestic cricket matches and series are payable over the remaining term of the contract through 2018. In connection with the agreement with BCCI, the Company was required to obtain a bank guarantee covering its programming rights obligation.

In addition, the Company has certain other local sports broadcasting rights including the right to broadcast the New York Yankees pre-season and regular season games through the 2042 MLB season.

Other commitments and contractual obligations

Primarily includes obligations relating to distribution agreements, marketing agreements and television rating services.

Hulu indemnity

See Note 16 – Commitments and Contingencies to the accompanying Consolidated Financial Statements of Twenty-First Century Fox.

Pension and other postretirement benefits and unrecognized tax benefits

The table excludes the Company’s pension, other postretirement benefits (“OPEB”) obligations and the gross unrecognized tax benefits for uncertain tax positions as the Company is unable to reasonably predict the ultimate amount and timing. The Company made contributions of $100 million and $95 million to its pension plans in fiscal 2014 and 2013, respectively. The majority of these contributions were voluntarily made to improve the funding status of the plans. Future plan contributions are dependent upon actual plan asset returns, interest rates and statutory requirements. Assuming that actual plan asset returns are consistent with the Company’s expected plan returns in fiscal 2015 and beyond, and that interest rates remain constant, the Company would not be required to make any material contributions to its U.S. pension plans for the immediate future. Required pension plan contributions for the next fiscal year are not expected to be material but the Company may make voluntary contributions in future periods. Payments due to participants under the Company’s pension plans are primarily paid out of underlying trusts. Payments due under the Company’s OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company’s pension plans. The Company does not expect its net OPEB payments to be material in fiscal 2015. (See Note 17 – Pension and Other Postretirement Benefits to the accompanying Consolidated Financial Statements of Twenty-First Century Fox for further discussion of the Company’s pension and OPEB plans)

Contingencies

Other than as disclosed in the notes to the accompanying Consolidated Financial Statements of Twenty-First Century Fox, the Company is party to several other purchase and sale arrangements which become exercisable by the Company or the counter-party to the agreement. None of these arrangements that become or are exercisable in the next twelve months are material. Equity purchase arrangements that are exercisable by the counter-party to the agreement, and that are outside the sole control of the Company, are accounted for in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity.” Accordingly, the fair values of such equity purchase arrangements are classified in redeemable noncontrolling interests.

U.S. regulators and governmental authorities continue to conduct investigations initiated in 2011 with respect to the U.K. Newspaper Matters. The Company is cooperating with these investigations. It is not possible at this time to estimate the liability, if any, of the Company relating to these investigations.

In connection with the Separation, the Company and News Corp agreed in the Separation and Distribution Agreement that the Company will indemnify News Corp, on an after-tax basis, for payments made after the Separation arising out of civil claims and investigations relating to the U.K. Newspaper Matters, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp (the “Indemnity”) (See Note 16 – Commitments and Contingencies to the accompanying Consolidated Financial Statements of Twenty-First Century Fox). If additional information becomes available and as payments are made, the Company will update the liability provision for the Indemnity. Any changes to the liability provision for the Indemnity in the future will impact the results of operations for that period.

The Company establishes an accrued liability for legal claims when the Company determines that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. It is possible that these proceedings and any adverse resolution thereof, including any fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could damage the Company’s reputation, impair its ability to conduct its business and adversely affect its results of operations and financial condition.

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

CRITICAL ACCOUNTING POLICIES

An accounting policy is considered to be critical if it is important to the Company’s financial condition and results and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by management of the Company and the related disclosures have been reviewed with the Audit Committee of the Company’s Board of Directors. For the Company’s summary of significant accounting policies, see Note 2 – Summary of Significant Accounting Policies to the accompanying Consolidated Financial Statements of Twenty-First Century Fox.

Use of Estimates

See Note 2 – Summary of Significant Accounting Policies to the accompanying Consolidated Financial Statements of Twenty-First Century Fox.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the fees are fixed or determinable, the product or service has been delivered and collectability is reasonably assured. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.

Cable Network Programming, Television and Direct Broadcast Satellite Television

Advertising revenue is recognized as the commercials are aired, net of agency commissions. Subscriber fees received from MVPDs for Cable Network Programming and Television are recognized as affiliate fee revenue in the period services are provided. Direct Broadcast Satellite Television subscription and pay-per-view revenues are recognized when programming is broadcast to subscribers, while fees for equipment rental are recognized as revenue on a straight-line basis over the contract period.

The Company classifies the amortization of cable distribution investments (capitalized fees paid to MVPDs to facilitate carriage of a cable network) against affiliate fee revenue in accordance with ASC 605-50, “Revenue Recognition—Customer Payments and Incentives.” The Company defers the cable distribution investments and amortizes the amounts on a straight-line basis over the contract period.

Filmed Entertainment

Revenues from distribution of motion pictures and television programming are recognized in accordance with ASC 926. Revenues from the theatrical distribution of motion pictures are recognized as they are exhibited, and revenues from home entertainment sales, net of a reserve for estimated returns, are recognized on the date that DVD and Blu-ray units are made widely available for sale by retailers or when made available for viewing via digital distribution platforms and all Company-imposed restrictions on the sale or availability have expired. Revenues from television distribution are recognized when the motion picture or television program is made available to the licensee for broadcast.

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

License agreements for the broadcast of motion pictures and television programming in the broadcast network, syndicated television and cable television markets are routinely entered into in advance of their available date for broadcast. Cash received and amounts billed in connection with such contractual rights for which revenue is not yet recognizable is classified as deferred revenue. Because deferred revenue generally relates to contracts for the licensing of theatrical and television productions which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for broadcast under the terms of the related licensing agreement.

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

Filmed Entertainment Costs and Programming Rights

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

In accordance with ASC 926, the Company amortizes filmed entertainment and television programming costs using the individual-film-forecast method. Under the individual-film-forecast method, such programming costs are amortized for each film or television program in the ratio that current period actual revenue for such title bears to management’s estimated ultimate revenue as of the beginning of the current fiscal year to be recognized over approximately a six year period or operating profits to be realized from all media and markets for such title. Management bases its estimates of ultimate revenue for each film on factors such as historical performance of similar films, the star power of the lead actors and actresses and, once released, actual results of each film. For each television program, management bases its estimates of ultimate revenue on the performance of the television programming in the initial markets, the existence of future firm commitments to sell additional episodes of the program and the past performance of similar television programs. Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization and/or a write-down of the asset to fair value.

Original cable programming is amortized on an accelerated basis. Management regularly reviews, and revises when necessary, its total revenue estimates on a contract basis, which may result in a change in the rate of amortization and/or a write-down of the asset to fair value.

The costs of national sports contracts at FOX and the national sports channels are charged to expense and allocated to segments based on the ratio of each current period’s attributable revenue for each contract to the estimated total remaining attributable revenue for each contract. Estimates can change and accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material.

The costs of local and regional sports contracts for a specified number of events are amortized on an event-by-event basis, while costs for local and regional sports contracts for a specified season are amortized over the season on a straight-line basis.

Goodwill and Intangible Assets

The Company has a significant amount of intangible assets, including goodwill, film and television libraries, Federal Communications Commission (“FCC”) licenses, MVPD affiliate agreements and relationships and trademarks and other copyrighted products. Intangible assets acquired in business combinations are recorded at their estimated fair value at the date of acquisition. Goodwill is recorded as the difference between the consideration paid to acquire an entity and the estimated fair values assigned to its tangible and identifiable intangible net assets and is assigned to one or more reporting units for purposes of testing for impairment. The judgments made in determining the estimated fair value assigned to each class of intangible assets acquired, their reporting unit, as well as their useful lives can significantly impact net income.

The Company accounts for its business combinations under the acquisition method of accounting. The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the tangible net assets acquired is recorded as intangibles. Amounts recorded as goodwill are assigned to one or more reporting units. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. Identifying reporting units and assigning goodwill to them requires judgment involving the aggregation of business units with similar economic characteristics and the identification of existing business units that benefit from the acquired goodwill. The Company allocates goodwill to disposed businesses using the relative fair value method.

Carrying values of goodwill and intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with ASC 350 “Intangibles—Goodwill and Other.” The Company’s impairment review is based on, among other methods, a discounted cash flow approach that requires significant management judgments. The Company uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts, may signal that an asset has become impaired.

The Company uses direct valuation methods to value identifiable intangibles for acquisition accounting and impairment testing. The direct valuation method used for FCC licenses requires, among other inputs, the use of published industry data that are based on subjective judgments about future advertising revenues in the markets where the Company owns television stations. This method also involves the use of management’s judgment in estimating an appropriate discount rate reflecting the risk of a market participant in the U.S. broadcast industry. The resulting fair values for FCC licenses are sensitive to these long-term assumptions and any variations to such assumptions could result in an impairment to existing carrying values in future periods and such impairment could be material.

During fiscal 2014, the Company determined that the goodwill and indefinite-lived intangible assets included in the accompanying Consolidated Balance Sheet of Twenty-First Century Fox as of June 30, 2014 were not impaired. The Company determined there are no reporting units with goodwill considered to be at risk and will continue to monitor its goodwill and intangible assets for possible future impairment.

See Note 10 – Goodwill and Other Intangible Assets to the accompanying Consolidated Financial Statements of Twenty-First Century Fox for further discussion on the annual impairment review.

Income Taxes

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions in which it operates. The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining the Company’s tax expense and in evaluating its tax positions including evaluating uncertainties under ASC 740.

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

Employee Costs

The measurement and recognition of costs of the Company’s various pension and OPEBs require the use of significant management judgments, including discount rates, expected return on plan assets, future compensation and other actuarial assumptions.

The Company participates in and/or sponsors various pension, savings and postretirement benefit plans covering a significant number of its employees and retirees. The major pension plans and postretirement benefit plans are closed to new participants (with the exception of groups covered by collective bargaining agreements). In connection with the Separation, the Company entered into an Employee Matters Agreement (as defined in Note 4 – Discontinued Operations to the accompanying Consolidated Financial Statements of Twenty-First Century Fox) with News Corp which provides that employees of News Corp no longer participate in benefit plans sponsored or maintained by the Company as of the Separation date. Upon Separation, the Company’s plans transferred assets and obligations to News Corp resulting in a net decrease in sponsored pension and postretirement plan obligations of $558 million. Additionally, as a result of the Separation, deferred items of approximately $500 million were transferred to News Corp.

For financial reporting purposes, net periodic pension expense is calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, an expected rate of return on plan assets and mortality. The Company considers current market conditions, including changes in investment returns and interest rates, in making these assumptions. In developing the expected long-term rate of return, the Company considered the pension portfolio’s past average rate of returns, and future return expectations of the various asset classes. The expected long-term rate of return is based on an asset allocation assumption of 48% equity securities, 37% fixed-income securities and 15% in cash and other investments. The mortality assumption reflects the experience of recent studies which indicate improvements in mortality. The assumption selected by the Company assumes there will be continuous improvement in future mortality.

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

The key assumptions used in developing the Company’s fiscal 2014, 2013 and 2012 net periodic pension expense for its plans consist of the following:

	2014	2013	2012
	(in millions, except %)
Discount rate used to determine net periodic benefit cost	5.2%	4.3%	5.7%
Assets:
Expected rate of return	7.0%	7.0%	7.0%
Expected return(a)	$113	$110	$185
Actual return (a)	197	116	68
Gain/(Loss)	$84	$6	$(117)
One year actual return	12.6%	7.8%	2.5%
Five year actual return	9.1%	4.4%	2.6%

(a)

Due to the Separation in fiscal 2013, information presented for fiscal 2014 and 2013 does not have any expected returns or actual returns related to discontinued operations. Fiscal 2012 includes expected returns and actual returns from discontinued operations of $82 million and $39 million, respectively.

The weighted average discount rate is volatile from year to year because it is determined based upon the prevailing rates in the U.S. and Europe as of the measurement date. The Company will utilize a weighted average discount rate of 4.5% in calculating the fiscal 2015 net periodic pension expense for its plans. The Company will use a weighted average long-term rate of return of 7.0% for fiscal 2015 based principally on a combination of asset mix and historical experience of actual plan returns. The accumulated net pre-tax losses on the Company’s pension plans at June 30, 2014 were $794 million which increased from approximately $625 million at June 30, 2013. This increase of $169 million was primarily due to the change in the discount rate partially offset by higher asset performance. The accumulated pre-tax net losses at June 30, 2014 were primarily the result of changes in discount rates and deferred asset losses. Lower discount rates increase present values of benefit obligations and increase the Company’s deferred losses and also increase subsequent-year pension expense. Higher discount rates decrease the present values of benefit obligations and reduce the Company’s accumulated net loss and also decrease subsequent-year pension expense. These deferred losses are being systematically recognized in future net periodic pension expense in accordance with ASC 715, “Compensation—Retirement Benefits.” Unrecognized losses in excess of 10% of the greater of the market-related value of plan assets or the plans’ projected benefit obligation (“PBO”) are recognized over the average future service of the plan participants or average future life of the plan participants.

The Company made contributions of $100 million, $95 million, and $255 million to its pension plans in fiscal 2014, 2013, and 2012, respectively of which $100 million, $95 million, and $207 million related to continuing operations, respectively. The majority of these contributions were voluntarily made to improve the funding status of the plans which were impacted by the economic conditions noted above. Future plan contributions are dependent upon actual plan asset returns, statutory requirements and interest rate movements. Assuming that actual plan returns are consistent with the Company’s expected plan returns in fiscal 2015 and beyond, and that interest rates remain constant, the Company would not be required to make any material statutory contributions to its primary U.S. pension plans for the immediate future. The Company will continue to make voluntary contributions as necessary to improve funded status.

Changes in net periodic pension expense may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on PBO
0.25 percentage point decrease in discount rate	Increase $10 million	Increase $112 million
0.25 percentage point increase in discount rate	Decrease $10 million	Decrease $105 million
0.25 percentage point decrease in expected rate of return on assets	Increase $5 million	-
0.25 percentage point increase in expected rate of return on assets	Decrease $5 million	-

Fiscal 2015 net periodic pension expense for the Company’s pension plans is expected to be approximately $90 million, as compared with the $108 million for fiscal 2014. The decrease is primarily due to improved asset performance and plan changes which more than offset the impact of the change in discount rates.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies to the accompanying Consolidated Financial Statements of Twenty-First Century Fox for discussion of recent accounting pronouncements.

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

Foreign Currency Exchange Rates

The Company conducts operations in two principal currencies: the U.S. dollar and the Euro. These currencies operate as the functional currency for the Company’s U.S., and European operations, respectively. Cash is managed centrally, for wholly owned subsidiaries, within each of the two regions with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, draw downs in the appropriate local currency are available from intercompany borrowings. Up to June 30, 2014, earnings of the Company’s European operations were expected to be reinvested in those businesses indefinitely. Accordingly, the Company has not historically hedged its investment in the net assets of those foreign operations. In July 2014, the Company entered into agreements with BSkyB to sell all of its ownership interests in Sky Italia and Sky Deutschland whose functional currency is the Euro (See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox, Inc. for further information). The Company may enter into derivative instruments in connection with the proposed sale. Information on financial instruments with exposure to foreign currency exchange rate risk is presented below:

	As of June 30,
	2014	2013
	(in millions)
Notional Amount
Foreign currency purchases	$608	$694
Foreign currency sales	90	12
Foreign currency denominated debt(a)	-	137
Aggregate notional amount	$698	$843

Fair Value
Total fair value of financial instruments with foreign currency exchange rate risk: liability	$(4)	$(134)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted foreign currency exchange rates: loss	$(35)	$(79)
(a)

The change in fair value of the Company’s financial instruments with exposure to foreign currency exchange rate risk is primarily due to the repayment of the foreign currency denominated debt in February 2014.

Interest Rates

The Company's current financing arrangements and facilities include $17.0 billion of outstanding fixed-rate debt and approximately $2.0 billion of outstanding variable and fixed-rate bank debt (see Note 11 – Borrowings to the accompanying Consolidated Financial Statements of Twenty-First Century Fox for further discussion). The Company also entered into interest rate swap contracts during fiscal 2014. As of June 30, 2014, the notional amount of interest rate swap contracts outstanding was $578 million, and the fair value of the interest rate swap contracts outstanding was $(6) million.

Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. As of June 30, 2014, substantially all of the Company's financial instruments with exposure to interest rate risk were denominated in U.S. Dollars. Information on financial instruments with exposure to interest rate risk is presented below:

	As of June 30,
	2014	2013
	(in millions)
Fair Value
Total fair value of financial instruments with exposure to interest rate risk(a): liability	$(22,698)	$(18,756)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted interest rates: loss	$(859)	$(865)
(a)	The change in fair value of the Company’s financial instruments with exposure to interest rate risk is primarily due to the acquisition of the majority interest in the YES Network.

Stock Prices
The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity method affiliates. Information on the Company’s investments with exposure to stock price risk is presented below:

	As of June 30,
	2014	2013
	(in millions)
Fair Value
Total fair value of common stock investments(a)	$9,580	$7,831

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted market prices: loss(b)	$(958)	$(783)
(a)	The change in fair value of the Company’s financial instruments with exposure to stock price risk is primarily due to the appreciation in market prices.
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

The Company’s receivables did not represent significant concentrations of credit risk at June 30, 2014 or 2013 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At June 30, 2014, the Company did not anticipate nonperformance by any of the counterparties.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TWENTY-FIRST CENTURY FOX, INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Twenty-First Century Fox, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Twenty-First Century Fox, Inc.’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:

—	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Twenty-First Century Fox, Inc.;
—

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

—

provide reasonable assurance that receipts and expenditures of Twenty-First Century Fox, Inc. are being made only in accordance with authorization of management and directors of Twenty-First Century Fox, Inc.; and

—

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

Management, including the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of Twenty-First Century Fox, Inc.’s internal control over financial reporting as of June 30, 2014, based on criteria for effective internal control over financial reporting described in the 1992 “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Twenty-First Century Fox, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of Twenty-First Century Fox, Inc.’s Board of Directors.

Based on this assessment, management determined that, as of June 30, 2014, Twenty-First Century Fox, Inc. maintained effective internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm who audited and reported on the Consolidated Financial Statements of Twenty-First Century Fox, Inc. included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2014, has audited the Company’s internal control over financial reporting. Their report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Twenty-First Century Fox, Inc. (formerly News Corporation):

We have audited Twenty-First Century Fox, Inc.’s internal control over financial reporting as of June 30, 2014, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Twenty-First Century Fox, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Twenty-First Century Fox, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Twenty-First Century Fox, Inc. as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the three years in the period ended June 30, 2014 and our report dated August 13, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

August 13, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Twenty-First Century Fox, Inc. (formerly News Corporation):

We have audited the accompanying consolidated balance sheets of Twenty-First Century Fox, Inc. as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows, and equity for each of the three years in the period ended June 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Twenty-First Century Fox, Inc. at June 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Twenty-First Century Fox, Inc.’s internal control over financial reporting as of June 30, 2014, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated August 13, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

August 13, 2014

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the years ended June 30,
	2014	2013	2012
Revenues	$31,867	$27,675	$25,051
Operating expenses	(21,108)	(17,496)	(15,663)
Selling, general and administrative	(4,129)	(4,007)	(3,719)
Depreciation and amortization	(1,142)	(797)	(711)
Impairment charges	-	(35)	(201)
Equity earnings of affiliates	622	655	636
Interest expense, net	(1,121)	(1,063)	(1,032)
Interest income	26	57	77
Other, net	174	3,747	25
Income from continuing operations before income tax expense	5,189	8,736	4,463
Income tax expense	(1,272)	(1,690)	(1,094)
Income from continuing operations	3,917	7,046	3,369
Income (loss) from discontinued operations, net of tax	729	277	(1,997)
Net income	4,646	7,323	1,372
Less: Net income attributable to noncontrolling interests	(132)	(226)	(193)
Net income attributable to Twenty-First Century Fox, Inc. stockholders	$4,514	$7,097	$1,179

Earnings per share data
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders - basic	$3,785	$6,820	$3,176

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders - diluted	$3,785	$6,817	$3,174

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share - basic and diluted	$1.67	$2.91	$1.27

Net income attributable to Twenty-First Century Fox, Inc. stockholders per share - basic and diluted	$1.99	$3.03	$0.47

The accompanying notes are an integral part of these audited consolidated financial statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the years ended June 30,
	2014	2013	2012
Net income	$4,646	$7,323	$1,372
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	598	(874)	(1,094)
Unrealized holding losses on securities	(84)	(45)	(11)
Benefit plan adjustments	(107)	303	(511)
Other comprehensive income (loss), net of tax	407	(616)	(1,616)
Comprehensive income (loss)	5,053	6,707	(244)
Less: Net income attributable to noncontrolling interests(a)	(132)	(226)	(193)
Less: Other comprehensive (income) loss attributable to noncontrolling interests	(122)	(15)	5
Comprehensive income (loss) attributable to Twenty-First Century Fox, Inc. stockholders	$4,799	$6,466	$(432)

(a)

Net income attributable to noncontrolling interests includes $95 million, $93 million and $75 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these audited consolidated financial statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of June 30,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$5,415	$6,659
Receivables, net	6,468	5,459
Inventories, net	3,092	2,784
Other	401	665
Total current assets	15,376	15,567
Non-current assets:
Receivables	454	437
Investments	2,859	3,704
Inventories, net	6,442	5,371
Property, plant and equipment, net	2,931	2,829
Intangible assets, net	8,072	5,064
Goodwill	18,052	17,255
Other non-current assets	607	717
Total assets	$54,793	$50,944
Liabilities and Equity:
Current liabilities:
Borrowings	$799	$137
Accounts payable, accrued expenses and other current liabilities	4,183	4,434
Participations, residuals and royalties payable	1,546	1,663
Program rights payable	1,638	1,524
Deferred revenue	690	677
Total current liabilities	8,856	8,435
Non-current liabilities:
Borrowings	18,259	16,321
Other liabilities	3,507	3,264
Deferred income taxes	2,729	2,280
Redeemable noncontrolling interests	541	519
Commitments and contingencies
Equity:
Class A common stock(a)	14	15
Class B common stock(b)	8	8
Additional paid-in capital	15,041	15,840
Retained earnings	2,389	1,454
Accumulated other comprehensive loss	(34)	(319)
Total Twenty-First Century Fox, Inc. stockholders' equity	17,418	16,998
Noncontrolling interests	3,483	3,127
Total equity	20,901	20,125
Total liabilities and equity	$54,793	$50,944

(a)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,408,305,942 shares and 1,517,670,765 shares issued and outstanding, net of 123,687,371 treasury shares at par at June 30, 2014 and 2013, respectively.

(b)	Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 356,993,807 treasury shares at par at June 30, 2014 and 2013.

The accompanying notes are an integral part of these audited consolidated financial statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the years ended June 30,
	2014	2013	2012
Operating activities:
Net income	$4,646	$7,323	$1,372
Less: Income (loss) from discontinued operations, net of tax	729	277	(1,997)
Income from continuing operations	3,917	7,046	3,369
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Amortization of cable distribution investments	85	89	88
Depreciation and amortization	1,142	797	711
Impairment charges	-	35	201
Equity earnings of affiliates	(622)	(655)	(636)
Cash distributions received from affiliates	358	324	281
Other, net	(174)	(3,747)	(25)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(790)	(127)	(734)
Inventories, net	(1,057)	(1,035)	(393)
Accounts payable and other liabilities	105	275	(28)
Net cash provided by operating activities from continuing operations	2,964	3,002	2,834
Investing activities:
Property, plant and equipment	(678)	(622)	(564)
Acquisitions, net of cash acquired	(692)	(606)	(450)
Investments in equity affiliates	(19)	(502)	25
Other investments	(64)	(152)	(181)
Proceeds from dispositions	518	1,968	404
Net cash (used in) provided by investing activities from continuing operations	(935)	86	(766)
Financing activities:
Borrowings	1,155	1,277	-
Repayment of borrowings	(296)	(754)	(35)
Issuance of shares	66	203	167
Repurchase of shares	(3,772)	(2,026)	(4,589)
Dividends paid	(792)	(613)	(580)
Purchase of subsidiary shares from noncontrolling interest	(127)	(163)	(65)
Sale of subsidiary shares to noncontrolling interest	-	93	-
Distribution to News Corporation	(10)	(2,588)	-
Net cash used in financing activities from continuing operations	(3,776)	(4,571)	(5,102)
Net increase (decrease) in cash and cash equivalents from discontinued operations	571	(1,431)	288
Net decrease in cash and cash equivalents	(1,176)	(2,914)	(2,746)
Cash and cash equivalents, beginning of year	6,659	9,626	12,680
Exchange movement on cash balances	(68)	(53)	(308)
Cash and cash equivalents, end of year	$5,415	$6,659	$9,626

The accompanying notes are an integral part of these audited consolidated financial statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(IN MILLIONS)

						Retained
						Earnings and
						Accumulated	Total
	Class A		Class B		Additional	Other	Twenty-First
	Common Stock		Common Stock		Paid-In	Comprehensive	Century Fox, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Equity	Interests(a)	Equity
Balance, June 30, 2011	1,828	$18	799	$8	$17,435	$12,608	$30,069	$578	$30,647
Net income	-	-	-	-	-	1,179	1,179	153	1,332
Other comprehensive loss	-	-	-	-	-	(1,611)	(1,611)	(5)	(1,616)
Dividends declared	-	-	-	-	-	(455)	(455)	-	(455)
Shares (purchased) issued, net(b)	(243)	(3)	-	-	(1,471)	(2,867)	(4,341)	-	(4,341)
Other	-	-	-	-	176	(333)	(157)	(225)	(382)
Balance, June 30, 2012	1,585	$15	799	$8	$16,140	$8,521	$24,684	$501	$25,185
Net income	-	-	-	-	-	7,097	7,097	133	7,230
Other comprehensive (loss) income	-	-	-	-	-	(631)	(631)	15	(616)
Distribution to News Corp	-	-	-	-	13	(12,028)	(12,015)	(110)	(12,125)
Dividends declared	-	-	-	-	-	(398)	(398)	-	(398)
Shares (purchased) issued, net(b)	(69)	-	-	-	(253)	(1,472)	(1,725)	-	(1,725)
Acquisitions(c)	-	-	-	-	-	-	-	2,619	2,619
Other	-	-	-	-	(60)	46	(14)	(31)	(45)
Balance, June 30, 2013	1,516	$15	799	$8	$15,840	$1,135	$16,998	$3,127	$20,125
Net income	-	-	-	-	-	4,514	4,514	37	4,551
Other comprehensive income	-	-	-	-	-	285	285	122	407
Dividends declared	-	-	-	-	-	(568)	(568)	-	(568)
Shares (purchased) issued, net(b)	(108)	(1)	-	-	(611)	(2,990)	(3,602)	-	(3,602)
Acquisitions(c)	-	-	-	-	-	-	-	385	385
Other	-	-	-	-	(188)	(21)	(209)	(188)	(397)
Balance, June 30, 2014	1,408	$14	799	$8	$15,041	$2,355	$17,418	$3,483	$20,901

(a)

Net income attributable to noncontrolling interests excludes $95 million, $93 million and $75 million relating to redeemable noncontrolling interests which is reflected in temporary equity for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. Net income attributable to noncontrolling interests included nil for the fiscal years ended June 30, 2014 and 2013 and $35 million for the fiscal year ended June 30, 2012 relating to discontinued operations. Other activity attributable to noncontrolling interests excludes $73 million, $215 million and $324 million relating to redeemable noncontrolling interests for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

(b)	Shares repurchased are retired.
(c)	See Note 3 – Acquisitions, Disposals and Other Transactions.

The accompanying notes are an integral part of these audited consolidated financial statements.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

Twenty-First Century Fox, Inc., a Delaware corporation, (formerly known as News Corporation) and its subsidiaries (together, “Twenty-First Century Fox” or the “Company”) is a diversified global media and entertainment company, which manages and reports its businesses in five segments: Cable Network Programming, which principally consists of the production and licensing of programming distributed through cable television systems, direct broadcast satellite (“DBS”) operators and telecommunication companies primarily in the U.S., Latin America, Europe and Asia; Television, which principally consists of the broadcasting of network programming in the U.S. and the operation of 28 full power broadcast television stations, including 10 duopolies, in the U.S. (of these stations, 18 are affiliated with the Fox Broadcasting Company (“FOX”) and 10 are affiliated with Master Distribution Service, Inc. (“MyNetworkTV”) programming distribution service); Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production of original television programming worldwide; Direct Broadcast Satellite Television, which consists of the distribution of programming services via satellite and broadband directly to subscribers in Italy, Germany and Austria; and Other, Corporate and Eliminations, which principally consists of corporate overhead and eliminations and other businesses.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The Consolidated Financial Statements include the accounts of all majority-owned and controlled subsidiaries. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, “Consolidation” (“ASC 810-10”) and whether the Company is the primary beneficiary. Consolidation is required if both of these criteria are met. All significant intercompany accounts and transactions have been eliminated in consolidation, including the intercompany portion of transactions with equity method investees.

Any change in the Company’s ownership interest in a consolidated subsidiary, where a controlling financial interest is retained, are accounted for as a capital transaction. When the Company ceases to have a controlling interest in a consolidated subsidiary, the Company will recognize a gain or loss in net income upon deconsolidation.

On September 19, 2013, the Company changed its fiscal year from a 52-53 week fiscal year ending on the Sunday closest to June 30 to a fiscal year ending on June 30 of each year. The Company’s 2013 fiscal year ended on June 30, 2013. The Company made this change to better align its financial reporting with the media and entertainment assets retained following the separation of its business into two independent publicly traded companies (the “Separation”) by distributing to its stockholders all of the outstanding shares of the new News Corporation (“News Corp”) on June 28, 2013. (See Note 4 – Discontinued Operations)

Reclassifications and adjustments

Certain fiscal 2013 and 2012 amounts have been reclassified to conform to the fiscal 2014 presentation. As a result of the Separation, News Corp has been classified as discontinued operations for all periods presented (See Note 4 – Discontinued Operations). Unless indicated otherwise, the information in the notes to the Consolidated Financial Statements relates to the Company’s continuing operations.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Use of estimates

The preparation of the Company’s Consolidated Financial Statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the amounts that are reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates.

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

The Company has receivables with original maturities greater than one year in duration principally related to the Company’s sale of program rights in the television syndication markets within the Filmed Entertainment segment. Allowances for credit losses are established against these non-current receivables as necessary. As of June 30, 2014 and 2013, these allowances were not material.

Receivables, net consist of:

	As of June 30,
	2014	2013
	(in millions)
Total receivables	$7,737	$6,795
Allowances for returns and doubtful accounts	(815)	(899)
Total receivables, net	6,922	5,896
Less: current receivables, net	(6,468)	(5,459)
Non-current receivables, net	$454	$437

Inventories

Filmed Entertainment Costs

In accordance with ASC 926, “Entertainment—Films” (“ASC 926”), Filmed Entertainment costs include capitalized production costs, overhead and capitalized interest costs, net of any amounts received from outside investors. These costs, as well as participations and talent residuals, are recognized as operating expenses on an individual motion picture or television series based on the ratio that current year’s gross revenues for such film or

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

series bear to management’s estimate of its total remaining ultimate gross revenues. Television production costs incurred in excess of the amount of revenue contracted for each episode in the initial market are expensed as incurred on an episode-by-episode basis. Estimates for initial syndication and basic cable revenues are not included in the estimated lifetime revenues of network series until such sales are probable. Television production costs incurred subsequent to the establishment of secondary markets are capitalized and amortized. Marketing costs and development costs under term deals are charged as operating expenses as incurred. Development costs for projects not produced are written-off at the earlier of the time the decision is made not to develop the story or after three years.

Filmed Entertainment costs are stated at the lower of unamortized cost or estimated fair value on an individual motion picture or television series basis. Revenue forecasts for both motion pictures and television series are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and other events or changes in circumstances indicate that a motion picture or television series has a fair value that is less than its unamortized cost, a loss is recognized currently for the amount by which the unamortized cost exceeds the film or television series’ fair value.

Programming Rights

In accordance with ASC 920, “Entertainment—Broadcasters,” costs incurred in acquiring program rights or producing programs for the Cable Network Programming, Television and Direct Broadcast Satellite Television segments are capitalized and amortized over the license period or projected useful life of the programming. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing. Television broadcast network and original cable programming are amortized on an accelerated basis. The Company has single and multi-year contracts for broadcast rights of programs and sporting events. At least annually, the Company evaluates the recoverability of the unamortized costs associated therewith, using total estimated advertising and other revenues attributable to the program material. The recoverability of sports rights contracts for content broadcast on the national sports channels is assessed on an aggregate basis. Where an evaluation indicates that these multi-year contracts will result in an asset that is not recoverable, additional amortization is provided. The costs of national sports contracts at FOX and the national sports channels are charged to expense and allocated to segments based on the ratio of each current period’s attributable revenue for each contract to the estimated total remaining attributable revenue for each contract. Estimates can change and, accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material.

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

Under the equity method of accounting, the Company includes its investments and amounts due to and from its equity method investees in its Consolidated Balance Sheets. The Company’s Consolidated Statements of Operations include the Company’s share of the investees’ earnings (losses) and the Company’s Consolidated Statements of Cash Flows include all cash received from or paid to the investees.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Investments in which the Company has no significant influence (generally less than a 20% ownership interest) are designated as available-for-sale investments if readily determinable market values are available. If an investment’s fair value is not readily determinable, the Company accounts for its investment at cost. The Company reports available-for-sale investments at fair value based on quoted market prices. Unrealized gains and losses on available-for-sale investments are included in Accumulated other comprehensive (loss) income, net of applicable taxes and other adjustments until the investment is sold or considered impaired. Dividends and other distributions of earnings from available-for-sale investments and cost method investments are included in Interest income in the Consolidated Statements of Operations when declared.

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over an estimated useful life of 3 to 40 years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with the repair and maintenance of property are expensed as incurred. Changes in circumstances, such as technological advances, or changes to the Company’s business model or capital strategy, could result in the actual useful lives differing from the Company’s estimates. In those cases where the Company determines that the useful life of buildings and equipment should be shortened, the Company would depreciate the asset over its revised remaining useful life, thereby increasing depreciation expense.

Goodwill and intangible assets

The Company has a significant amount of intangible assets, including goodwill, film and television libraries, Federal Communications Commission (“FCC”) licenses, multi-channel video programming distributor (“MVPD”) affiliate agreements and relationships and trademarks and other copyrighted products. Goodwill is recorded as the difference between the consideration paid to acquire entities and amounts assigned to their tangible and identifiable intangible net assets. In accordance with ASC 350, the Company’s goodwill and indefinite-lived intangible assets, which primarily consist of FCC licenses, are tested annually for impairment or earlier if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Intangible assets with finite lives are generally amortized over their estimated useful lives. The impairment assessment of indefinite-lived intangibles compares the fair value of these intangible assets to their carrying value.

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

Asset impairments

Investments

Equity method investments are regularly reviewed for impairment by initially comparing their fair value to their respective carrying amounts each quarter. The Company determines the fair value of its public company investments by reference to their publicly traded stock prices. With respect to private company investments, the Company makes its estimate of fair value by considering other available information, including recent investee equity transactions, discounted cash flow analyses, estimates based on comparable public company operating multiples and, in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred, including the length of the time and extent to which the market value has been below cost, the financial condition and near-term prospects of the issuer, the intent and ability of the

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value and other factors influencing the fair market value, such as general market conditions.

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

Long-lived assets

ASC 360, “Property, Plant, and Equipment,” and ASC 350 require that the Company periodically review the carrying amounts of its long-lived assets, including property, plant and equipment and finite-lived intangible assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is recognized if the carrying value of such asset exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less their costs to sell.

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

Cable Network Programming, Television and Direct Broadcast Satellite Television

Advertising revenue is recognized as the commercials are aired, net of agency commissions. Subscriber fees received from MVPDs for Cable Network Programming and Television are recognized as affiliate fee revenue in the period services are provided. Direct Broadcast Satellite Television subscription and pay-per-view revenues are recognized when programming is broadcast to subscribers, while fees for equipment rental are recognized as revenue on a straight-line basis over the contract period.

The Company classifies the amortization of cable distribution investments (capitalized fees paid to MVPDs to facilitate carriage of a cable network) against affiliate fee revenue in accordance with ASC 605-50, “Revenue Recognition—Customer Payments and Incentives.” The Company defers the cable distribution investments and amortizes the amounts on a straight-line basis over the contract period.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Filmed Entertainment

Revenues from the distribution of motion pictures are recognized in accordance with ASC 926. Revenues from the theatrical distribution of motion pictures are recognized as they are exhibited, and revenues from home entertainment sales, net of a reserve for estimated returns, are recognized on the date that DVD and Blu-ray units are made widely available for sale by retailers or when made available for viewing via digital distribution platforms and all Company-imposed restrictions on the sale or availability have expired. Revenues from television distribution are recognized when the motion picture or television series is made available to the licensee for broadcast.

Management bases its estimates of ultimate revenue for each motion picture on the historical performance of similar motion pictures, incorporating factors such as the past box office record of the lead actors and actresses, the genre of the motion picture, pre-release market research (including test market screenings) and the expected number of theaters in which the film will be released. Management updates such estimates based on information available on the actual results of each film through its life cycle.

License agreements for the broadcast of theatrical and television series in the broadcast network, syndicated television and cable television markets are routinely entered into in advance of their available date for broadcast. Cash received and amounts billed in connection with such contractual rights for which revenue is not yet recognizable is classified as deferred revenue. Because deferred revenue generally relates to contracts for the licensing of motion pictures and television series which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for broadcast under the terms of the related licensing agreement.

The Company earns and recognizes revenues as a distributor on behalf of third parties. In such cases, determining whether revenue should be reported on a gross or net basis is based on management’s assessment of whether the Company acts as the principal or agent in the transaction. To the extent the Company acts as the principal in a transaction, revenues are reported on a gross basis. Determining whether the Company acts as principal or agent in a transaction involves judgment and is based on an evaluation of whether the Company has the substantial risks and rewards of ownership under the terms of an arrangement.

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

Advertising expenses

The Company expenses advertising costs as incurred, including advertising expenses for theatrical and television productions in accordance with ASC 720-35, “Other Expenses—Advertising Cost.” Advertising expenses recognized totaled $2.9 billion, $2.2 billion and $1.9 billion for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

Translation of foreign currencies

Foreign subsidiaries and affiliates are translated into U.S. Dollars using the current rate method, whereby trading results are converted at the average rate of exchange for the period and assets and liabilities are converted at

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings per share

Basic earnings per share for the Class A common stock, par value $0.01 per share (“Class A Common Stock”), and Class B common stock, par value $0.01 per share (“Class B Common Stock”) is calculated by dividing Net income attributable to Twenty-First Century Fox stockholders by the weighted average number of outstanding shares of Class A Common Stock and Class B Common Stock. Diluted earnings per share for Class A Common Stock and Class B Common Stock is calculated similarly, except that the calculation includes the dilutive effect of the assumed issuance of shares issuable under the Company’s equity based compensation plans.

Equity based compensation

The Company accounts for share-based payments in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the Consolidated Financial Statements. ASC 718 establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. (See Note 14 – Equity Based Compensation)

Financial instruments and derivatives

ASC 815, “Derivatives and Hedging” (“ASC 815”), requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet at fair value as either an asset or a liability (See Note 8 – Fair Value). ASC 815 also requires that changes in the fair value of recorded derivatives be recognized currently in earnings unless specific hedge accounting criteria are met.

The carrying value of the Company’s financial instruments, including cash and cash equivalents and cost investments, approximate fair value. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market.

The Company uses financial instruments designated as cash flow hedges to hedge its limited exposures to foreign currency exchange risks associated with the costs for producing or acquiring films and television programming abroad. All cash flow hedges are recorded at fair value on the Consolidated Balance Sheets (See Note 8 – Fair Value). The effective changes in fair value of derivatives designated as cash flow hedges are recorded in Accumulated other comprehensive (loss) income with foreign currency translation adjustments. Amounts are reclassified from Accumulated other comprehensive (loss) income when the underlying hedged item is recognized in earnings. If derivatives are not designated as hedges, changes in fair value are recorded in earnings as Other, net in the Consolidated Statements of Operations.

Derivative instruments embedded in other contracts, such as convertible debt securities and exchangeable securities, are separated into their host and derivative financial instrument components. The derivative component is

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

recorded at its estimated fair value in the Consolidated Balance Sheets with changes in estimated fair value recorded in Other, net in the Consolidated Statements of Operations.

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, it requires the Company to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, the Company is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 became effective for the Company for interim reporting periods beginning July 1, 2013. The adoption of ASU 2013-02 resulted in the disclosure of additional information within the notes to the Consolidated Financial Statements. (See Note 13 – Stockholders’ Equity)

Issued

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). The objective of ASU 2013-05 is to resolve the diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets or a business within a foreign entity. ASU 2013-05 is effective for the Company for interim reporting periods beginning July 1, 2014. The Company is currently evaluating the impact ASU 2013-05 will have on its Consolidated Financial Statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)” (“ASU 2014-08”). The amendments in ASU 2014-08 provide guidance for the recognition of discontinued operations, change the requirements for reporting discontinued operations in ASC 205-20, “Discontinued Operations” (“ASC 205-20”) and require additional disclosures about discontinued operations. ASU 2014-08 is effective on a prospective basis for the Company for interim reporting periods beginning July 1, 2015. Early adoption is permitted, subject to certain conditions. The Company is currently evaluating the impact ASU 2014-08 will have on its Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts from Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for the Company for interim reporting periods beginning July 1, 2017. Early adoption is not permitted. The Company is currently evaluating the impact ASU 2014-09 will have on its Consolidated Financial Statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation––Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for the Company for interim reporting periods beginning July 1, 2016, however early adoption is permitted. The Company does not expect the adoption of ASU 2014-12 to have a significant impact on the Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

During the fiscal year ended June 30, 2014, the Company completed a number of acquisitions as more fully described below. All of the Company’s acquisitions were accounted for under ASC 805, “Business Combinations” (“ASC 805”), which requires, among other things, that an acquirer (i) remeasure any previously held equity interest in an acquiree at its acquisition date fair value and recognize any resulting gains or losses in earnings and (ii) record any noncontrolling interests in an acquiree at their acquisition date fair values. Accordingly, several of the transactions described below resulted in the recognition of remeasurement gains since the Company acquired control of an acquiree in stages. Further, other transactions described below involved the Company acquiring control with an ownership stake of less than 100%. In those instances, the allocation of the excess purchase price reflects 100% of the fair value of the acquiree with the noncontrolling interests recorded at fair value.

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

Fiscal 2015

Dispositions

Sky Italia and Sky Deutschland

In July 2014, the Company entered into agreements with British Sky Broadcasting Group plc (“BSkyB”) to sell its 100% and 57% (on a fully diluted basis) ownership stakes in Sky Italia and Sky Deutschland AG (“Sky Deutschland”), respectively, for approximately $9.3 billion (based on foreign currency exchange rates as of the date of the agreements) comprised of approximately $8.6 billion in cash and the transfer to the Company of BSkyB’s 21% interest in NGC Network International LLC and NGC Network Latin America LLC (collectively “NGC International”), increasing the Company’s ownership stake to 73% in NGC International. In connection with this transaction, the Company participated in BSkyB’s equity offering in July 2014 by purchasing additional shares in BSkyB for approximately $900 million and maintained the Company’s 39% ownership interest. The agreements are subject to regulatory approvals, the approval of BSkyB stockholders and customary closing conditions.

Fiscal 2014

Acquisitions

Latin America Pay Television

In May 2012, the Company acquired an interest of approximately 23% in Latin America Pay Television (“LAPTV”), an entity that distributes premium and basic television channels in Latin America, for $64 million in cash. As a result of this transaction, the Company increased its interest in LAPTV to approximately 78% from the 55% it owned at June 30, 2011. In September 2013, the Company acquired the remaining 22% interest in LAPTV for approximately $75 million in cash. As a result of this transaction, the Company now owns 100% of LAPTV. These transactions were accounted for as the purchase of subsidiary shares from noncontrolling interests.

Yankees Entertainment and Sports Networks

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

accounting. The Company’s total investment of $834 million was allocated between tangible and intangible assets in accordance with ASC 323, “Investments – Equity Investments.”

On February 28, 2014, the Company acquired an additional 31% interest in the YES Network, increasing the Company’s ownership interest to 80%, for approximately $680 million, net of cash acquired, and subsequent to the acquisition, the Company has consolidated the balance sheet and operating results of the YES Network, including $1.7 billion in debt. The remaining 20% of the YES Network not owned by the Company has been recorded at fair value of approximately $385 million based on the Company’s provisional valuation of the YES Network business using a market approach (a Level 3 measurement as defined in Note 8 – Fair Value). The carrying amount of the Company’s previously held equity interest in the YES Network was revalued to its provisional fair value of approximately $860 million as of the acquisition date. The aggregate excess purchase price has been preliminarily allocated, based on a provisional valuation of 100% of the YES Network, as follows: approximately $1.7 billion to intangible assets consisting of MVPD affiliate agreements and relationships with useful lives of 20 years and advertiser relationships with useful lives of 6 years, and the indefinite-lived YES Network trade name; approximately $1.7 billion to debt; approximately $1.6 billion representing the goodwill on the transaction; and other net assets. The goodwill reflects the synergies and increased market penetration expected from combining the operations of the YES Network and the Company. Subsequent to the acquisition, the Company paid approximately $160 million of upfront programming costs on behalf of the YES Network.

For the fiscal year ended June 30, 2014, the incremental revenues and Segment OIBDA (as defined in Note 19 – Segment Information) related to the YES Network included in the Company’s consolidated results of operations were not material.

San Francisco-Bay Area Television Stations

In June 2014, the Company entered into an agreement to acquire two San Francisco-Bay area television stations from Cox Media Group in exchange for the Company’s FOX affiliated stations WHBQ-TV FOX 13 and WFXT-TV FOX 24, located in the Memphis and Boston markets, respectively. The transaction is subject to regulatory approvals and other closing conditions.

Fiscal 2013

Acquisitions

Eredivisie Media & Marketing

In November 2012, the Company acquired a controlling 51% ownership stake in Eredivisie Media & Marketing CV (“EMM”) for approximately $350 million, of which $325 million was cash and $25 million was contingent consideration. EMM is a media company that holds the collective media and sponsorship rights of the Dutch Premier League. The remaining 49% of EMM, which is owned by the Dutch Premier League and the global TV production company Endemol, has been recorded at its acquisition date fair value. The excess purchase price, based on a valuation of 100% of EMM, of approximately $670 million has been allocated as follows: $325 million to amortizable intangible assets, primarily customer relationships, with useful lives ranging from 6 to 20 years, and approximately $345 million representing the goodwill on the transaction. The goodwill reflects the synergies and increased market penetration expected from combining the operations of EMM and the Company. The contingent consideration relates to payments that are contingent upon the achievement of certain performance objectives and was valued using an income approach using a probability-weighted discounted cash flow method. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved.

Fox Sports Asia (formerly ESPN Star Sports)

In November 2012, the Company acquired the remaining 50% interest in ESPN Star Sports, now operating as Fox Sports Asia, that it did not already own for approximately $220 million, net of cash acquired. Fox Sports Asia is a leading sports broadcaster in Asia and the Company now, through its wholly owned subsidiaries, owns 100% of Fox Sports Asia. The carrying amount of the Company’s previously held equity interest in Fox Sports Asia was revalued to fair value as of the acquisition date, resulting in a non-taxable gain of $174 million which was included

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

in Other, net in the Consolidated Statement of Operations for the fiscal year ended June 30, 2013. The aggregate excess purchase price of $1,030 million, including the revalued previously held investment of $280 million and contract-related liabilities of approximately $450 million, has been allocated as follows: $190 million to amortizable intangible assets, primarily MVPD affiliate agreements and relationships, with useful lives ranging from 8 to 15 years, and approximately $840 million representing the goodwill on the transaction. The goodwill reflects the synergies and increased market penetration expected from combining the operations of Fox Sports Asia and the Company.

SportsTime Ohio

In December 2012, the Company acquired SportsTime Ohio, a RSN serving the Cleveland, Ohio market, for an estimated total purchase price, including post-closing costs, of approximately $285 million, of which $135 million was in cash. The balance of the purchase price represents the fair value of deferred payments and payments that are contingent upon the achievement of certain performance objectives. The excess purchase price of approximately $275 million has been allocated as follows: $135 million to amortizable intangible assets, primarily MVPD affiliate agreements and relationships, with useful lives ranging from 8 to 20 years, and approximately $140 million representing the goodwill on the transaction. The goodwill reflects the synergies and increased market penetration expected from combining the operations of the RSN and the Company. The contingent consideration was valued using an income approach using a probability-weighted discounted cash flow method and is remeasured to fair value at each reporting date until the contingency is resolved.

Sky Deutschland

During fiscal 2013, the Company acquired, through a combination of a private placement and a rights offering, approximately 92 million additional shares of Sky Deutschland increasing the Company’s ownership interest to 55%. The remaining 45% of Sky Deutschland not owned by the Company has been recorded at fair value of approximately $2.3 billion, based on the closing price of its shares on the Frankfurt Stock Exchange on the date control was acquired (a Level 1 measurement as defined in Note 8 – Fair Value). The aggregate cost of shares acquired by the Company was approximately €410 million (approximately $550 million). The carrying amount of the Company’s previously held equity interest in Sky Deutschland was revalued to fair value as of the acquisition date, resulting in a gain of approximately $2.1 billion which was included in Other, net in the Consolidated Statement of Operation for the fiscal year ended June 30, 2013. The aggregate excess purchase price has been allocated as follows: approximately $1.7 billion to intangible assets, primarily consisting of subscriber relationships, with a useful life of 11 years, and the indefinite-lived Sky trade name, approximately $4.3 billion representing the goodwill on the transaction and the related deferred tax liabilities. As a result of these transactions, the Company has the power to control Sky Deutschland and the results of Sky Deutschland were included in the Company’s consolidated results of operations beginning in January 2013. Prior to the acquisition of the additional 5% ownership interest, the Company accounted for its investment in Sky Deutschland under the equity method of accounting and the Company’s investment consisted of common stock, convertible bonds and loans.

The Company has guaranteed Sky Deutschland’s €300 million (approximately $410 million) five-year bank credit facility, of which €225 million ($308 million) has been utilized and is included in Borrowings. In connection with the consolidation of Sky Deutschland, the Company assumed approximately $480 million in bank debt, which Sky Deutschland repaid in full during fiscal 2013. Additionally, the Company is the guarantor to the German Football League for Sky Deutschland’s Bundesliga broadcasting license for the 2013-2014 to 2016-2017 seasons in an amount up to 50% of the license fee per season and the Company has also agreed to extend the maturity of existing shareholder loans that were issued before it became a consolidated subsidiary.

In January 2011, the Company purchased a convertible bond from Sky Deutschland for approximately $225 million. The Company currently has the right to convert the bonds into 53.9 million underlying Sky Deutschland shares, subject to certain black-out periods. If not converted, the Company will redeem the bonds for cash upon their maturity in January 2015. The convertible bonds were separated into their host and derivative financial instrument components. Prior to Sky Deutschland becoming a consolidated subsidiary, both the host and derivative financial instrument components were recorded at their estimated fair value in Investments in the Consolidated Balance Sheets. The change in estimated fair value of the security (derivative instrument) resulted in a gain of $58 million and a loss of $61 million and were recorded in Other, net in the Company’s Consolidated Statements of Operations

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

for the fiscal years ended June 30, 2013 and 2012, respectively. Subsequent to becoming a consolidated subsidiary, the derivative instrument was effectively settled as a pre-existing relationship under the provisions of ASC 805-10-25-21 “Business Combinations—Determining What Is Part of the Business Combination Transaction” with the carrying amount of the asset for the derivative component written off as a settlement loss which was included in Other, net in the Consolidated Statement of Operations for the fiscal year ended June 30, 2013.

Other

In May 2012, the Company renewed its existing FOX affiliation agreement with a major FOX affiliate group (“Network Affiliate”). As part of the transaction, the Company received cash consideration of $50 million and the Network Affiliate had an option to buy the Company’s Baltimore station. Network Affiliate exercised its option to purchase the Baltimore television station and the Company recognized a loss on the transaction of $92 million which was included in Other, net in the Consolidated Statement of Operations for the fiscal year ended June 30, 2013. The Company is amortizing the $50 million received from the Network Affiliate over the term of the affiliation agreement.

In fiscal 2013, the Company increased its interest in Asianet Communications Limited (“Asianet Communications”), an entity in India that broadcasts and operates the Malayalam language channels Asianet and Asianet Plus and the Kannada language channel Suvarna television, to 87% from the 75% it owned at June 30, 2012 for approximately $160 million in cash. In the fourth quarter of fiscal 2014, the Company acquired the 13% interest it did not already own in Asianet Communications for approximately $50 million in cash. As a result of this transaction, the Company now owns 100% of Asianet Communications. These transactions were accounted for as the purchase of subsidiary shares from noncontrolling interests.

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

The carrying amount of the Company’s previously held equity interest in FSLA was revalued to fair value at the acquisition date, resulting in a non-taxable gain of $158 million which was included in Other, net in the Consolidated Statement of Operations for the fiscal year ended June 30, 2012. The aggregate excess purchase price has been allocated as follows: approximately $280 million to finite-lived intangible assets with useful lives ranging from 5 to 15 years and approximately $320 million representing the goodwill on the transaction. The goodwill reflects the synergies and increased market penetration expected from combining the operations of FSLA and the Company.

Dispositions

In July 2011, the Company sold its majority interest in its outdoor advertising businesses in Russia and Romania (“News Outdoor Russia”) for cash consideration of approximately $360 million. In connection with the sale, the Company repaid $32 million of News Outdoor Russia debt. The Company recorded a gain related to the sale of this business, which was included in Other, net in the Consolidated Statement of Operations for the fiscal year ended June 30, 2012. The gain on the sale and the net income, assets, liabilities and cash flow attributable to the News Outdoor Russia operations were not material to the Company in any of the periods presented and, accordingly, have not been presented separately.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other

In fiscal 2012, the Company entered into an asset acquisition agreement with a third party in exchange for a noncontrolling ownership interest in one of the Company’s majority-owned RSNs. The noncontrolling shareholder has a put option related to its ownership interest that is exercisable beginning in March 2015. Since redemption of the noncontrolling interest is outside of the control of the Company, the Company has accounted for this put option in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99-3A”), and has recorded the put option at its fair value as a Redeemable noncontrolling interest in the Consolidated Balance Sheets. (See Note 8 – Fair Value)

NOTE 4. DISCONTINUED OPERATIONS

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

Effective June 28, 2013, the Separation qualified for discontinued operations treatment in accordance with ASC 205-20 and accordingly the Company deconsolidated News Corp’s balance sheet as of June 30, 2013, and presented its results for the fiscal years ended June 30, 2013 and 2012 as discontinued operations on the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows. The footnotes to the financial statements have also been revised accordingly.

The Company entered into a separation and distribution agreement with News Corp (the “Separation and Distribution Agreement”) pursuant to which the Company agreed to provide a cash contribution to News Corp immediately prior to the Separation, so that as of the Separation, News Corp would have approximately $2.6 billion of cash on hand. Accordingly, immediately prior to the Separation, the Company distributed approximately $2.4 billion to News Corp, which was comprised of $1.6 billion in cash funding and approximately $800 million that was held by News Corp’s subsidiaries immediately prior to the Separation. The Company made a final cash distribution of $217 million in September 2013, pursuant to the Separation and Distribution Agreement.

Separation and Distribution Agreement

The Separation and Distribution Agreement sets forth, among other things, the parties’ agreements regarding the principal transactions necessary to effect the Separation. It also provides that the Company will indemnify News Corp, on an after-tax basis, for payments made after the Separation arising out of civil claims and investigations relating to the U.K. Newspaper Matters (as defined below), as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp. U.K. Newspaper Matters refers to ongoing investigations by U.K. and U.S. regulators and governmental authorities relating to phone hacking, illegal data access and inappropriate payments to public officials at The News of the World and The Sun and related matters. In addition, the Separation and Distribution Agreement governs the Company’s and News Corp’s agreements with regard to each party’s ability to comply with certain statutes or rules and regulations promulgated by the FCC. (See Note 16 – Commitments and Contingencies)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Tax Sharing and Indemnification Agreement

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

A subsidiary of News Corp, prior to the Separation, had filed for refunds to claim certain losses in a foreign jurisdiction. In accordance with the tax sharing and indemnification agreement, the refund (plus interest) is to be paid to the Company, net of certain taxes. At June 30, 2013, News Corp did not recognize an asset for the claims since such amounts were being disputed by the foreign tax authority and the resolution was not determinable at that time. During the fiscal year ended June 30, 2014, the foreign jurisdiction notified News Corp that it had accepted its claims and would refund the taxes plus interest to News Corp. As of June 30, 2014, the net amount that the Company received, pursuant to the tax sharing and indemnification agreement with News Corp, is approximately $720 million, which has been included in Income (loss) from discontinued operations, net of tax, in the Consolidated Statement of Operations for the fiscal year ended June 30, 2014.

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

Summarized Financial Information

Revenues and Income (loss) from discontinued operations related to News Corp were as follows:

	For the years ended June 30,
	2014	2013	2012
	(in millions)
Revenues	$-	$8,891	$8,655
Income (loss) before income tax benefit	$698	$240	$(2,251)
Income tax benefit	$31	$365	$289
Income (loss) from discontinued operations, net of tax(a)	$729	$277	$(1,997)
(a)	Includes the net tax refund from News Corp, as stated above, for the fiscal year ended June 30, 2014 of approximately $720 million.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cash flows from discontinued operations related to News Corp were as follows:

	For the years ended June 30,
	2014	2013	2012
	(in millions)
Net cash provided by operating activities from discontinued operations	$571	$506	$956
Net cash used in investing activities from discontinued operations	-	(1,674)	(655)
Net cash used in financing activities from discontinued operations	-	(263)	(13)
Net increase (decrease) in cash and cash equivalents from discontinued operations	$571	$(1,431)	$288

News Corp Transactions Prior to the Separation

Prior to the Separation, the Company’s former businesses that are now subsidiaries of News Corp entered into the following transactions:

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

The carrying amount of the News Corp’s previously held equity interest in FOX SPORTS Australia, through which News Corp held its indirect 25% interest in Foxtel, was revalued to fair value as of the acquisition date, resulting in a non-taxable gain of approximately $1.2 billion which was included in Income (loss) from discontinued operations, net of tax in the Consolidated Statement of Operations for the fiscal year ended June 30, 2013. The fair value of News Corp’s previously held equity interest of $1.6 billion was determined using an income approach (discounted cash flow analysis) adjusted to remove an assumed control premium. Significant unobservable inputs utilized in the income approach valuation method were discount rates ranging from 9.5% to 10.5%, based on weighted average cost of capital for FOX SPORTS Australia and Foxtel using the capital asset pricing model, and long-term growth rates of approximately 2.5%, reflecting News Corp’s assessment of the long-term inflation rate for Australia.

Dispositions

In March 2013, News Corp sold its 44% equity interest in SKY Network Television Ltd. for approximately $675 million and recorded a gain of $321 million which was included in Income (loss) from discontinued operations, net of tax in the Consolidated Statement of Operations for the fiscal year ended June 30, 2013.

News Corp Impairments

During the fourth quarter of fiscal 2013, as part of News Corp’s long-range planning process in preparation for the distribution, News Corp adjusted its future outlook and related strategy principally with respect to its News and Information Services business in Australia and secondarily with respect to its News and Information Services businesses in the U.S. which resulted in a reduction in expected future cash flows. As a result, News Corp determined that the fair value of these reporting units declined below their respective carrying values and recorded an impairment charge of approximately $1.4 billion ($1.1 billion, net of tax) in the fiscal year ended June 30, 2013. The charges primarily consisted of a write-down of News Corp’s goodwill of $494 million, a write-down of intangible assets (primarily newspaper mastheads) of $862 million, and a write-down of fixed assets of $46 million.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 5. RESTRUCTURING PROGRAMS

Fiscal 2014

In fiscal 2014, the Company recorded net restructuring charges from continuing operations of $52 million reflecting $81 million in contract termination costs related to cost structure efficiency enhancement initiatives primarily at the Direct Broadcast Satellite Television segment partially offset by an adjustment to facility termination obligations.

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

Changes in the program liabilities were as follows:

	One time termination benefits	Facility costs and license fees	Total continuing operations	Discontinued operations	Total
	(in millions)
Balance, June 30, 2011	$4	$197	$201	$33	$234
Additions	29	12	41	156	197
Payments	(16)	(32)	(48)	(117)	(165)
Other	(4)	-	(4)	(13)	(17)
Balance, June 30, 2012	$13	$177	$190	$59	$249
Additions	3	10	13	-	13
Payments	(12)	(29)	(41)	-	(41)
Separation of News Corp	-	-	-	(59)	(59)
Balance, June 30, 2013	$4	$158	$162	$-	$162
Additions	3	89	92	-	92
Payments	(5)	(72)	(77)	-	(77)
Other(a)	-	(40)	(40)	-	(40)
Balance, June 30, 2014	$2	$135	$137	$-	$137
(a)	Primarily related to a change in assumptions related to the facility termination obligations of the Company’s formerly owned digital media properties.

Restructuring charges are recorded in Other, net in the Consolidated Statements of Operations (See Note 23 – Additional Financial Information). The Company expects to record an additional $22 million of restructuring charges, principally related to accretion on facility termination obligations through fiscal 2021. As of June 30, 2014, restructuring liabilities of $34 million were included in Current liabilities and the balance of the accrual was

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

included in Non-current Other liabilities. Amounts included in Non-current Other liabilities primarily relate to facility termination obligations, which are expected to be paid through fiscal 2021.

NOTE 6. INVENTORIES

The Company’s inventories were comprised of the following:

	As of June 30,
	2014	2013
	(in millions)
Programming rights	$5,812	$4,996
DVDs, Blu-rays, and other merchandise	81	69
Filmed entertainment costs:
Films:
Released	1,025	806
Completed, not released	317	10
In production	819	958
In development or preproduction	151	193
	2,312	1,967
Television productions:
Released	862	696
In production	463	425
In development or preproduction	4	2
	1,329	1,123
Total filmed entertainment costs, less accumulated amortization(a)	3,641	3,090
Total inventories, net	9,534	8,155
Less: current portion of inventories, net(b)	(3,092)	(2,784)
Total non-current inventories	$6,442	$5,371
(a)

Does not include $335 million and $366 million of net intangible film library costs as of June 30, 2014 and 2013, respectively, which were included in intangible assets subject to amortization in the Consolidated Balance Sheets.

(b)	Current portion of inventories as of June 30, 2014 and 2013 was comprised of programming rights ($3,011 million and $2,715 million, respectively), DVDs, Blu-rays, and other merchandise.

As of June 30, 2014, the Company estimated that approximately 60% of unamortized filmed entertainment costs from the completed films are expected to be amortized during fiscal 2015 and approximately 93% of released filmed entertainment costs will be amortized within the next three fiscal years. During fiscal 2015, the Company expects to pay $1,109 million in accrued participation liabilities, which are included in Participations, residuals and royalties payable in the Consolidated Balance Sheets. As of June 30, 2014, acquired film and television libraries had remaining unamortized film costs of $28 million, which are generally amortized using the individual film forecast method over a remaining period of approximately 3-7 years.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. INVESTMENTS

The Company’s investments were comprised of the following:

		Ownership percentage as of	As of June 30,
		June 30, 2014	2014	2013
			(in millions)
Equity method investments:
British Sky Broadcasting Group plc(a)	U.K. DBS operator	39%	$2,359	$1,978
YES Network(b)	RSN		-	825
Other equity method investments		various	197	386
Fair value of available-for-sale investments		various	124	268
Other investments		various	179	247
Total investments			$2,859	$3,704
(a)

The Company’s investment in BSkyB had a market value of $9.5 billion at June 30, 2014 and was valued using the quoted market price on the London Stock Exchange (a Level 1 measurement as defined in Note 8 – Fair Value). For the fiscal years ended June 30, 2014 and 2013, the Company received dividends from BSkyB of $317 million and $272 million, respectively.

(b)	As of June 30, 2014, YES Network was a majority owned consolidated subsidiary of the Company. (See Note 3 – Acquisitions, Disposals and Other Transactions)

The cost basis, accumulated unrealized gains and fair value of available-for-sale investments are set forth below:

	As of June 30,
	2014	2013
	(in millions)
Cost basis of available-for-sale investments(a)	$90	$36
Accumulated unrealized gains(b)	34	232
Total fair value of available-for-sale investments	$124	$268
Net deferred tax liability	$12	$81
(a)	Bona Film Group (“Bona”) and Phoenix Satellite Television Holdings Ltd. (“Phoenix”) were the significant available-for-sale investments at June 30, 2014 and 2013, respectively.
(b)

Approximately $200 million of the unrealized gain as of June 30, 2013 relates to the Company’s investment in Phoenix which was sold in November 2013 and recognized in Other, net in the Consolidated Statement of Operations for the fiscal year ended June 30, 2014.

The Company reclassified gains from Accumulated other comprehensive (loss) income to the Consolidated Statements of Operations, based on the specific identification method.  (See Note 13 – Stockholders’ Equity for further discussion)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Equity Earnings of Affiliates

The Company’s share of the earnings of its equity affiliates was as follows:

	For the years ended June 30,
	2014	2013	2012
	(in millions)
DBS equity affiliates	$609	$826	$658
Cable channel equity affiliates	29	(52)	(34)
Other equity affiliates	(16)	(119)	12
Total equity earnings of affiliates(a)	$622	$655	$636
(a)

The Company’s investment in several of its affiliates exceeded its equity in the underlying net assets by approximately $1.3 billion and $2.6 billion as of June 30, 2014 and 2013, respectively, which represented the excess cost over the Company’s proportionate share of its investments’ underlying net assets. This excess was allocated between finite-lived intangible assets, indefinite-lived intangible assets and goodwill. In fiscal 2014, the finite-lived intangible assets primarily represented tradenames and subscriber lists.  In fiscal 2013, the finite-lived intangible assets primarily represented MVPD affiliate agreements and relationships, trade names and subscriber lists.  The weighted average useful lives of these finite-lived intangible assets as of June 30, 2014 and 2013 were 13 and 18 years, respectively. The YES Network was an equity affiliate as of June 30, 2013 and subsequently became a subsidiary in February 2014 upon acquisition of the majority ownership interest.

In accordance with ASC 350, the Company amortized $46 million and $39 million in fiscal 2014 and 2013, respectively, related to amounts allocated to finite-lived intangible assets. Such amortization is reflected in Equity earnings of affiliates.

BSkyB

BSkyB’s shareholders and board of directors have authorized a share repurchase program. Since BSkyB’s market purchases of shares is subject to shareholder authorization, favorable market conditions and availability in the market, the number of shares repurchased may vary from period to period. The current authorization is effective until the 2014 annual general meeting of BSkyB shareholders. However, BSkyB’s share repurchase program was suspended in July 2014. The Company entered into an agreement with BSkyB under which, following any market purchases of shares by BSkyB, the Company will sell to BSkyB sufficient shares to maintain its approximate 39% interest subsequent to those market purchases, for a price equal to the price paid by BSkyB in respect of the relevant market purchases. BSkyB began repurchasing shares as part of this share repurchase program during fiscal 2012. As a result, the Company received cash considerations of approximately $170 million, $385 million and $335 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.  The Company recognized gains of $134 million, $306 million and $270 million during the fiscal years ended June 30, 2014, 2013 and 2012, respectively, which were included in Equity earnings of affiliates in the Company’s Consolidated Statements of Operations.

In July 2014, the Company participated in BSkyB’s equity offering by purchasing approximately $900 million of additional shares in BSkyB and maintained the Company’s 39% ownership interest. (See Note 3 – Acquisitions, Disposals and Other Transactions)

NDS

In July 2012, the Company sold its 49% investment in NDS Group Limited (“NDS”) to Cisco Systems Inc. for approximately $1.9 billion, of which approximately $60 million was set aside in escrow to satisfy any indemnification obligations. The Company recorded a gain of approximately $1.4 billion on this transaction which was included in Other, net in the Consolidated Statement of Operations for the fiscal year ended June 30, 2013. During fiscal 2014, upon the resolution of the indemnification obligations, the escrow was released.  The Company received approximately $30 million of the amount set aside in escrow and has recorded a charge for the remaining amount.  The charge was included in Other, net in the Consolidated Statement of Operations for the fiscal year ended June 30, 2014.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other

In fiscal 2014, through separate transactions, the Company sold its 47% interest in CMC-News Asia Holdings Limited, its 50% interest in STATS LLC and its 50% interest in STAR CJ Network India Pvt. Ltd., all equity method investees, for a total consideration of approximately $255 million. The Company recorded a gain on these transactions which was included in Other, net in the Consolidated Statement of Operations for the fiscal year ended June 30, 2014.  (See Note 23 – Additional Financial Information)

In fiscal 2013, the Company sold a portion of its interest in Phoenix, for approximately $90 million in cash, decreasing its ownership interest to 12% from 18% at June 30, 2012. The Company recorded a gain of $81 million on this transaction which was included in Other, net in the Consolidated Statement of Operations for the fiscal year ended June 30, 2013. In fiscal 2014, the Company sold its remaining 12% interest in Phoenix for approximately $210 million. The Company recorded a gain, net of expenses, of $199 million on this transaction which was included in Other, net in the Consolidated Statement of Operations for the fiscal year ended June 30, 2014.

In fiscal 2013, the Company invested approximately $70 million for a minority equity interest in Vice Holdings Inc., a digital media company, and the Company accounts for this investment at cost.

In fiscal 2012, the Company sold its 17% interest in Hathway Cable and Datacom Limited for $71 million and recorded a gain of $23 million on the sale which was included in Other, net in the Consolidated Statement of Operations for the fiscal year ended June 30, 2012.  In fiscal 2012, the Company also acquired a 17% interest in Bona, a film distributer in China, for approximately $70 million in cash. In July 2014, the Company sold its entire interest in Bona for approximately $70 million in cash.

Impairments of investments

The Company regularly reviews investments for impairments based on criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold its investment until recovery and the investment’s financial strength and specific prospects. In the fiscal years ended 2014, 2013 and 2012, the Company wrote down certain investments and as a result recorded losses of $69 million, $20 million and $34 million, respectively. The write-downs are reflected in Other, net in the Consolidated Statements of Operations and were taken as a result of either the deteriorating financial position of the investee or due to a permanent impairment resulting from sustained losses and limited prospects for recovery. (See Note 23 – Additional Financial Information)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information

Summarized financial information for a significant equity affiliate, determined in accordance with Regulation S-X of the Securities and Exchange Act of 1934, as amended, accounted for under the equity method was as follows:

	For the years ended June 30,
	2014	2013	2012
	(in millions)
Revenues	$12,402	$11,342	$10,754
Operating income	1,887	2,024	1,968
Income from continuing operations	1,332	1,535	1,435
Net income	1,332	1,535	1,435

		As of June 30,
		2014	2013
		(in millions)
Current assets		$4,401	$3,908
Non-current assets		7,679	6,678
Current liabilities		4,309	3,524
Non-current liabilities		4,889	4,588

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

The tables below present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair value measurements
	As of June 30, 2014
Description	Total	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities(a)	$124	$124	$-	$-
Liabilities
Derivatives(b)	(10)	-	(10)	-
Contingent consideration(c)	(134)	-	-	(134)
Redeemable noncontrolling interests(d)	(541)	-	-	(541)
Total	$(561)	$124	$(10)	$(675)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2013
Description	Total	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities(a)	$268	$268	$-	$-
Derivatives(b)	3	-	3	-
Liabilities
Contingent consideration(c)	(84)	-	-	(84)
Redeemable noncontrolling interests(d)	(519)	-	-	(519)
Total	$(332)	$268	$3	$(603)
(a)	See Note 7 – Investments.
(b)	Primarily represents derivatives associated with the Company’s foreign currency forward contracts and interest rate swap contracts designated as cash flow hedges.
(c)	Represents contingent consideration related to EMM and SportsTime Ohio. (See Note 3 – Acquisitions, Disposals and Other Transactions)
(d)

The Company accounts for redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A because their exercise is outside the control of the Company. The redeemable noncontrolling interests recorded at fair value are put arrangements held by the noncontrolling interests in certain of the Company’s majority-owned sports networks.

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

Significant unobservable inputs used in the fair value measurement of the Company’s redeemable noncontrolling interests are operating income before depreciation and amortization (“OIBDA”) growth rates (3%-6% range) and discount rates (8%). Significant increases (decreases) in growth rates and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in growth rates and multiples, would result in a significantly higher (lower) fair value measurement.

The fair value of the redeemable noncontrolling interests in two of the sports networks were primarily determined by (i) applying a multiples-based formula that is intended to approximate fair value for one of the sports networks and (ii) using a discounted OIBDA valuation model, assuming an 8% discount rate for another sports network. As of June 30, 2014, one minority shareholder’s put right is currently exercisable and another minority shareholder’s put right will become exercisable in March 2015. The remaining redeemable noncontrolling interest is currently not exercisable and is not material.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The changes in contingent consideration classified as Level 3 measurements were as follows:

	For the years ended June 30,
	2014	2013
	(in millions)
Beginning of period	$(84)	$-
Additions	-	(83)
Payments	1	-
Measurement adjustments	(51)	(1)
End of period	$(134)	$(84)

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the years ended June 30,
	2014	2013
	(in millions)
Beginning of period	$(519)	$(641)
Net income attributable to redeemable noncontrolling interests	(95)	(93)
Distributions and other(a)	73	215
End of period	$(541)	$(519)

(a)	The redeemable noncontrolling interest in Asianet Communications was redeemed in fiscal 2013 and as a result, $186 million was reclassified out of Redeemable noncontrolling interests.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables, payables and cost method investments, approximates fair value.

The aggregate fair value of the Company’s borrowings at June 30, 2014 was $22,692 million compared with a carrying value of $19,058 million and, at June 30, 2013, was $18,756 million compared with a carrying value of $16,458 million. Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market (a Level 1 measurement).

Foreign Currency Forward Contracts

The Company uses financial instruments primarily to hedge certain exposures to foreign currency exchange risks associated with the cost of producing or acquiring films and television programming. The Company’s foreign currency forward contracts are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount. The notional amounts of foreign currency forward contracts designated as cash flow hedges with foreign currency risk outstanding at June 30, 2014 and 2013 were $393 million and $578 million, respectively. As of June 30, 2014 and 2013, the fair values of the foreign currency forward contracts designated as cash flow hedges of $(3) million and $3 million, respectively, were recorded along with the underlying hedged balances. The notional amounts of foreign currency forward contracts, not designated as cash flow hedges, but used as economic hedges with foreign currency risk outstanding at June 30, 2014 and June 30, 2013 were $305 million and $128 million, respectively. As of June 30, 2014 and 2013, the fair values of the foreign currency forward contracts used as economic hedges were not material and were recorded along with the underlying hedged balances. For the fiscal years ended June 30, 2014 and 2013, the changes in the fair values of foreign currency forward contracts that are not designated as cash flow hedges were not material. These changes were recorded in earnings each period and are presented net within Other in the table below. As of June 30, 2014 and 2013, the fair values of all foreign currency forward contracts outstanding were $(4) and $3 million, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swap Contracts

The Company uses financial instruments to hedge certain exposures to interest rate risks associated with certain borrowings. The Company’s interest rate swap contracts are valued using an income approach. The notional amounts of interest rate swap contracts with interest rate risk outstanding as of June 30, 2014 and 2013 were $578 million and nil, respectively. As of June 30, 2014 approximately $310 million of the total notional amount of interest rate swap contracts outstanding was designated as cash flow hedges. The fair value of the interest rate swap contracts as of June 30, 2014 and the change in fair value for the year ended June 30, 2014 was approximately $(6) million and was recorded along with the underlying hedged balance. For designated cash flow hedges and economic hedges, the changes in fair value were recorded in Accumulated other comprehensive loss and earnings, respectively, and are presented net in the table below.

The following table shows the changes in fair value of derivatives designated as cash flow hedges and other derivatives:

	For the years ended June 30,
	2014	2013
	(in millions)
Beginning of period	$3	$17
Changes in fair value recorded in accumulated other comprehensive loss, net of settlements	(24)	(2)
Reclassified losses (gains) from accumulated other comprehensive loss to net income	14	(13)
Other	(3)	1
End of period	$(10)	$3

The ineffective changes in fair values of derivatives designated as cash flow hedges were immaterial. The effective changes in the fair values of derivative contracts designated as cash flow hedges are reclassified from Accumulated other comprehensive loss to Net income when the underlying hedged item is recognized in earnings. The Company expects to reclassify the cumulative changes in fair values of the foreign currency forward contracts, included in Accumulated other comprehensive loss, within the next 24 months. For interest rate swaps, the Company expects to reclassify changes in fair values included in Accumulated other comprehensive loss to earnings during the relevant period as interest payments are made until the expiration of the swap contracts occurs at various dates until fiscal 2017. Cash flows from the settlement of these derivative contracts offset cash flows from the underlying hedged item and are included in operating activities in the Consolidated Statement of Cash Flows.

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

The Company’s receivables did not represent significant concentrations of credit risk at June 30, 2014 or 2013 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At June 30, 2014, the Company did not anticipate nonperformance by any of the counterparties.

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

		As of June 30,
	Useful lives	2014	2013
		(in millions)
Land		$142	$142
Buildings and leaseholds	3 to 40 years	1,373	1,307
Machinery and equipment	3 to 15 years	6,571	5,726
		8,086	7,175
Less: accumulated depreciation and amortization		(5,300)	(4,480)
		2,786	2,695
Construction in progress		145	134
Total property, plant and equipment, net		$2,931	$2,829

Depreciation and amortization related to Property, plant and equipment was $741 million, $614 million and $585 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. This includes depreciation of set-top boxes in the Direct Broadcast Satellite Television segment of $308 million, $240 million and $221 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

Total operating lease expense was approximately $365 million for the fiscal year ended June 30, 2014 and $385 million for the fiscal years ended June 30, 2013 and 2012.

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying values of the Company’s intangible assets and related accumulated amortization were as follows:

	Intangible assets not subject to amortization			Amortizable intangible assets, net
	FCC licenses	Other	Total	MVPD affiliate agreements and relationships(a)	Other intangible assets, net(b)	Total	Total intangible assets, net
	(in millions)
Balance, June 30, 2013	$2,398	$1,025	$3,423	$708	$933	$1,641	$5,064
Acquisitions	-	191	191	1,464	82	1,546	1,737
Foreign exchange	-	7	7	-	63	63	70
Amortization	-	-	-	(90)	(311)	(401)	(401)
Adjustments	-	240	240	-	1,362	1,362	1,602
Balance, June 30, 2014	$2,398	$1,463	$3,861	$2,082	$2,129	$4,211	$8,072
(a)

Net of accumulated amortization of $367 million and $277 million as of June 30, 2014 and 2013, respectively. The average useful life of the MVPD affiliate agreements and relationships ranges from 10 to 20 years.

(b)	Net of accumulated amortization of $791 million and $551 million as of June 30, 2014 and 2013, respectively. The average useful life of other intangible assets ranges from 5 to 20 years.

The increase in MVPD affiliate agreements and relationships is attributable to the acquisition of the majority interest in the YES Network in February 2014. The increase in other intangible assets, net is attributable to the

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

finalization of the allocation of excess purchase price for Sky Deutschland. (See Note 3 – Acquisitions, Disposals and Other Transactions)

Amortization related to amortizable intangible assets was $401 million, $183 million and $126 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

Based on the current amount of amortizable intangible assets, the estimated amortization expense for each of the succeeding five fiscal years is as follows:

	For the year ending June 30,
	2015	2016	2017	2018	2019
	(in millions)
Estimated amortization expense(a)	$401	$381	$355	$345	$343
(a)	These amounts may vary as acquisitions and disposals occur in the future and as purchase price allocations are finalized.

The changes in the carrying value of goodwill, by segment, are as follows:

	Cable Network Programming	Television	Filmed Entertainment	Direct Broadcast Satellite Television	Other, Corporate and Eliminations	Total Goodwill
	(in millions)
Balance, June 30, 2013	$7,753	$1,882	$1,537	$6,052	$31	$17,255
Acquisitions	1,620	-	-	-	-	1,620
Foreign exchange movements	19	-	57	281	-	357
Adjustments	159	-	-	(1,339)	-	(1,180)
Balance, June 30, 2014	$9,551	$1,882	$1,594	$4,994	$31	$18,052

The carrying amount of goodwill at June 30, 2014 and 2013 was net of accumulated impairments of $371 million.

The increase in the carrying value of the Cable Network Programming segment goodwill during fiscal 2014 was attributable to the preliminary allocation of the excess purchase price related to the acquisition of the majority interest in the YES Network in February 2014 and the finalization of the allocation of excess purchase price related to Fox Sports Asia. The decrease in the carrying value of Direct Broadcast Satellite Television segment goodwill during fiscal 2014 was primarily due to the finalization of the allocation of excess purchase price, for Sky Deutschland, from goodwill to acquired identifiable intangible assets of approximately $1.7 billion partially offset by deferred tax liabilities of approximately $0.4 billion. (See Note 3 – Acquisitions, Disposals and Other Transactions)

Annual Impairment Review

Goodwill

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

FCC licenses

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

Fiscal 2014

During fiscal 2014, the Company determined that the goodwill and indefinite-lived intangible assets included in the Consolidated Balance Sheet as of June 30, 2014 were not impaired.

Fiscal 2013 and 2012

The Company recorded goodwill impairment charges of $35 million and $201 million in fiscal 2013 and 2012, respectively, related to a business in its Digital Media Group, which was sold in fiscal 2013.

NOTE 11. BORROWINGS

	Weighted average interest rate	Due date as of	Outstanding as of June 30,
Description	as of June 30, 2014	June 30, 2014	2014	2013
			(in millions)
Bank loans			$1,434	$293
Public debt
- Predecessor indentures	7.02%	2014 - 2096	11,529	11,665
- Senior notes issued under August 2009 indenture	5.11%	2020 - 2043	5,500	4,500
Total public debt			17,029	16,165
Other borrowings		June 2018	595	-
Total borrowings			19,058	16,458
Less: current portion			(799)	(137)
Long-term borrowings			$18,259	$16,321

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Bank loans

In January 2013, Sky Deutschland, a majority owned subsidiary of the Company, entered into a credit agreement, with major financial institutions, that 21st Century Fox America, Inc. (formerly known as News America Incorporated) (“21CFA”), a wholly-owned subsidiary, and the Company have both guaranteed. The credit agreement provides a €300 million unsecured credit facility with a sub-limit of €75 million revolving credit facility available for cash drawdowns or the issuance of letters of credit and a maturity date of February 2018. Sky Deutschland may request that the maturity date be extended for one year. The material terms of the agreement include limitations on liens and indebtedness. Fees under the credit agreement are based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current debt ratings of the Company, Sky Deutschland pays a facility fee of 0.125% and interest of Eurocurrency Rate plus 1.125%. As of June 30, 2014, €225 million ($308 million) was outstanding under this credit agreement and €73 million was available for either additional financing or letters of credit. The proceeds were used to repay existing Sky Deutschland debt. In fiscal 2014, Sky Deutschland amended its credit agreement to increase the size of its revolving credit facility by €78.5 million. Sky Deutschland intends to draw and utilize funds from the enhancement for the development of production capabilities. If Sky Deutschland does not draw and utilize the funds by September 30, 2014, this amendment to the credit agreement will be rescinded. The amendment did not materially change the terms of the original credit facility entered into in January 2013.

In connection with the acquisition of the majority interest in the YES Network in February 2014, the Company consolidated $1.1 billion, the aggregate outstanding under a term loan facility and a secured revolving credit facility, collectively (the “YES Credit Agreement”), with a sub-limit available for the issuance of letters of credit. The material terms of the YES Credit Agreement include various financial and restrictive covenants. The YES Credit Agreement is collateralized by a substantial portion of the real and personal property assets of the YES Network. At the election of the YES Network, the YES Credit Agreement bears interest at (i) one, two, three or six month LIBOR plus the applicable LIBOR margin, or (ii) the Base Rate plus a Base Rate margin; margins reset quarterly based on the specified leverage ratio of YES Network. The YES Network pays a facility fee of 0.50%. Principal payments with respect to the term loan are required quarterly. Additionally, an annual excess cash flow payment is required as mandatory prepayment of future amortization obligations, subject to certain leverage ratio conditions. The YES Credit Agreement also provides for the establishment of additional credit facilities provided certain terms and provisions are met. As of June 30, 2014, the outstanding balance on the term loan and secured revolving credit facility was $1.07 billion and $60 million, respectively. The total amount available under the secured revolving credit facility is $305 million.

Public debt - Predecessor indentures

These notes are issued under previous indentures, as supplemented, by and among 21CFA, the Company as Parent Guarantor and the trustees. These notes are direct unsecured obligations of 21CFA and rank pari passu with all other unsecured indebtedness of 21CFA. Redemption may occur, at the option of the holders, at 101% of the principal plus an accrued interest amount in certain circumstances where a change of control is deemed to have occurred. These notes are subject to certain covenants, which, among other things, restrict secured indebtedness to 10% of tangible assets and in certain circumstances limit new senior indebtedness.

Included in the predecessor indentures as of June 30, 2013 was A$150 million ($137 million) of 8.625% Senior Notes which were retired in February 2014. The Company will not issue any new debt under the predecessor indentures.

Public debt - Senior notes issued under August 2009 indenture

These notes are issued under the Amended and Restated Indenture dated as of August 25, 2009, as supplemented, by and among 21CFA, the Company, as Parent Guarantor, and The Bank of New York Mellon, as Trustee (the “2009 Indenture”). These notes are direct unsecured obligations of 21CFA and rank pari passu with all other unsecured indebtedness of 21CFA. Redemption may occur, at the option of the holders, at 101% of the principal plus an accrued interest amount in certain circumstances where a change of control is deemed to have occurred. These notes are subject to certain covenants, which, among other things, limit the Company’s ability and

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the ability of the Company’s subsidiaries, to create liens and engage in a merger, sale or consolidation transaction. The 2009 Indenture does not contain any financial maintenance covenants.

Under the August 2009 indenture, the Company recently had the following issuances:

In September 2013, 21CFA issued $300 million of 4.00% Senior Notes due 2023 and $700 million of 5.40% Senior Notes due 2043. The net proceeds of $987 million were used for general corporate purposes.

In September 2012, 21CFA issued $1.0 billion of 3.00% Senior Notes due 2022. The net proceeds of $987 million were used for general corporate purposes.

Other borrowings

Other borrowings include the Senior Subordinated Notes, consolidated in connection with the acquisition of the majority interest of the YES Network, issued in June 2008 with a principal amount of $525 million pursuant to an indenture agreement and note purchase agreement. These notes are direct unsecured obligations of the YES Network and rank pari passu with all other unsecured indebtedness of the YES Network. Redemption may occur after a specified date, in whole or in part, at the option of the Company, at the principal plus any redemption fees, otherwise the principal amount is due at maturity. These agreements contain various customary affirmative and negative covenants. On acquisition of the majority interest in the YES Network, the Company recorded a preliminary fair value adjustment to increase the carrying value of the Senior Subordinated Notes to the acquisition date fair value of approximately $605 million yielding an effective interest rate of 5.75%. The adjustment is being amortized as a reduction of interest expense over the remaining term of the obligation.

Current borrowings

Included in Borrowings within current liabilities as of June 30, 2014, was 5.30% Senior Notes of $750 million and principal payments on the YES Network term loan of $49 million that is due in the next 12 months.

Original Currencies of Borrowings

Borrowings are payable in the following currencies:

	As of June 30,
	2014	2013
	(in millions)
U.S. Dollars	$18,750	$16,028
Euros(a)	308	293
Australian Dollars	-	137
Total borrowings	$19,058	$16,458

(a)Sky Deutschland credit agreement.

Revolving Credit Agreement

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Note 13. STOCKHOLDERS’ Equity

Preferred Stock and Common Stock

Under the Twenty-First Century Fox Restated Certificate of Incorporation, the Board of Directors (the “Board”) is authorized to issue shares of preferred stock or common stock at any time, without stockholder approval, and to determine all the terms of those shares, including the following:

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

As of June 30, 2014, there were approximately 36,400 holders of record of shares of Class A Common Stock and 1,400 holders of record of Class B Common Stock.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stockholder Rights Agreement

During fiscal 2013, the Board adopted a stockholder rights agreement. Each right entitled the holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock upon the occurrence of certain triggering events. The rights never became exercisable and expired on May 24, 2014.

Accumulated Other Comprehensive (Loss) Income

The following table summarizes the components of Accumulated other comprehensive (loss) income as follows:

	As of June 30,
	2014	2013	2012
	(in millions)

Foreign currency translation adjustments	$430	$(46)	$871
Unrealized holding gains on securities	67	151	199
Benefit plan adjustments	(531)	(424)	(1,048)
Accumulated other comprehensive (loss) income, net of tax	$(34)	$(319)	$22

Other Comprehensive Income (Loss)

Comprehensive income is reported in the Consolidated Statements of Comprehensive Income and consists of Net income and other gains and losses, including foreign currency translation adjustments, unrealized holding gains and losses on securities, and benefit plan adjustments, which affect shareholders’ equity, and under GAAP, are excluded from Net income.

The following table summarizes the activity within Other comprehensive income (loss):

	For the year ended June 30, 2014
	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized gains	$664	$(74)	$590
Amount reclassified on hedging activity(a)	14	(6)	8
Other comprehensive income(b)	$678	$(80)	$598
Gains and losses on securities
Unrealized gains	$71	$(25)	$46
Amount reclassified on sale of Phoenix(c)	(200)	70	(130)
Other comprehensive loss	$(129)	$45	$(84)
Benefit plan adjustments
Unrealized losses	$(210)	$75	$(135)
Reclassification adjustments realized in net income(d)	45	(17)	28
Other comprehensive loss	$(165)	$58	$(107)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended June 30, 2013
	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized losses	$(877)	$2	$(875)
Amount reclassified on hedging activity(a)	(13)	4	(9)
Amount reclassified on the sale of NDS(c)	10	-	10
Other comprehensive loss(b)(e)	$(880)	$6	$(874)
Gains and losses on securities
Unrealized losses	$(71)	$26	$(45)
Other comprehensive loss(e)	$(71)	$26	$(45)
Benefit plan adjustments
Unrealized gains	$374	$(138)	$236
Reclassification adjustments realized in net income(d)	103	(36)	67
Other comprehensive income(e)	$477	$(174)	$303

	For the year ended June 30, 2012
	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized losses	$(999)	$(83)	$(1,082)
Amount reclassified on hedging activity(a)	(19)	7	(12)
Other comprehensive loss(b)	$(1,018)	$(76)	$(1,094)
Gains and losses on securities
Unrealized losses	$(17)	$6	$(11)
Other comprehensive loss	$(17)	$6	$(11)
Benefit plan adjustments
Unrealized losses	$(833)	$293	$(540)
Reclassification adjustments realized in net income(d)	42	(13)	29
Other comprehensive loss	$(791)	$280	$(511)
(a)

Reclassifications of amounts related to hedging activity are included in Operating expenses or Selling, general and administrative expenses, as appropriate, in the Consolidated Statements of Operations for the fiscal years ended June 30, 2014, 2013 and 2012. (See Note 8 – Fair Value for additional information regarding hedging activity)

(b)	Foreign currency translation adjustments include $122 million, $15 million and $(5) million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively, relating to noncontrolling interests.
(c)	Reclassifications of amounts related to the sales of Phoenix and NDS are included in Other, net in the Consolidated Statements of Operations for the fiscal years ended June 30, 2014 and 2013.
(d)

Reclassifications of amounts related to benefit plan adjustments are included in Selling, general and administrative expenses in the Consolidated Statements of Operations for the fiscal years ended June 30, 2014, 2013 and 2012. (See Note 17 – Pension And Other Postretirement Benefits for additional information)

(e)

Other comprehensive income (loss) in fiscal 2013 excludes amounts related to the Separation of $(28) million, $(3) million and $321 million for foreign currency translation adjustments, unrealized holding gains on securities and benefit plan adjustments, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock Repurchase Program

The Board has authorized a stock repurchase program, under which the Company is currently authorized to acquire Class A Common Stock. In August 2013, the Board authorized the repurchase of $4 billion of Class A Common Stock, excluding commissions, which replaced the remaining authorized amount under the stock repurchase program.

The remaining authorized amount under the Company’s stock repurchase program at June 30, 2014, excluding commissions, was approximately $0.6 billion which was utilized in full subsequent to June 30, 2014. In August 2014, the Company announced that the Board approved an additional $6 billion authorization to the Company’s stock repurchase program for the repurchase of Class A Common Stock. The Company intends to complete this stock repurchase program by August 2015.

The program may be modified, extended, suspended or discontinued at any time.

Below is a summary of the Company’s purchases of its Class A Common Stock:

	For the years ended June 30,
	2014	2013(a)	2012(a)
	(in millions)
Total cost of purchases	$3,772	$2,026	$4,589
Total number of shares purchased	115	81	258
(a)	During fiscal 2013 and 2012, the shares repurchased were Class A Common Stock of the Company then known as News Corporation.

The Company did not purchase any of its Class B Common Stock during the three fiscal years ended June 30, 2014.

Dividends

	For the years ended June 30,
	2014	2013	2012
Cash dividend paid per share	$0.250	$0.170	$0.180

Subsequent to June 30, 2014, the Company declared a dividend of $0.125 per share on both the Class A Common Stock and the Class B Common Stock, which is payable on October 15, 2014. The record date for determining dividend entitlements is September 10, 2014.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Delisting from the Australian Securities Exchange

In March 2014, the Company received approval from its stockholders and subsequently the Australian Securities Exchange (the “ASX”) for removal of its full foreign listing from the ASX. Delisting from the ASX occurred on May 8, 2014 and, effective as of that date, all of Twenty-First Century Fox’s Class A Common Stock and Class B Common Stock is listed solely on the NASDAQ Global Select Market (“NASDAQ”).

NOTE 14. EQUITY BASED COMPENSATION

2013 Long-Term Incentive Plan

In October 2013, the Company adopted the 2013 Long-Term Incentive Plan (the “2013 Plan”), under which equity based compensation, including stock options, performance stock units (“PSUs”), restricted stock, restricted stock units (“RSUs”) and other types of awards, may be granted. The Company’s employees and directors are eligible to participate in the 2013 Plan. The Compensation Committee of the Board (the “Compensation Committee”) determines the recipients, type of award to be granted and amounts of awards to be granted under the 2013 Plan. Stock options awarded under the 2013 Plan will be granted at exercise prices which are equal to or exceed the market price at the date of grant. The 2013 Plan replaced the 2005 Long-Term Incentive Plan (the “2005 Plan”) (collectively the “Plans”) under which no additional stock options, PSUs, restricted stock or RSUs will be granted. The maximum number of shares of Class A Common Stock that may be issued under the 2013 Plan is 87.5 million shares plus any residual shares remaining under the 2005 Plan. At June 30, 2014, the remaining number of shares available for issuance under the 2013 Plan was approximately 87.4 million. The Company will issue new shares of Class A Common Stock upon vesting of stock settled RSUs and PSUs. The Company currently has no stock options outstanding.

The fair value of equity-based compensation under the 2013 Plan is calculated according to the type of award issued. Cash settled awards are marked-to-market at each reporting period.

Performance Stock Units

PSUs are fair valued on the date of grant and expensed using a straight-line method as the awards cliff vest at the end of the three-year performance period. The Company also estimates the number of shares expected to vest which is based on management’s determination of the probable outcome of the performance condition, which requires considerable judgment. The Company records a cumulative adjustment in periods that the Company’s estimate of the number of shares expected to vest changes. Additionally, the Company ultimately adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. The number of shares that will be issued upon vesting of PSUs can range from 0% to 200% (limited to 150% for certain executives) of the target award, based on the Company’s three-year total shareholder return (“TSR”) as measured against the three-year TSR of the companies that comprise the Standard and Poor’s 500 Index (excluding financial and energy sector companies) and other performance measures. The fair value of the TSR condition is determined using a Monte Carlo simulation model.

In fiscal 2014, 2013 and 2012, participants in the plan received a grant of PSUs that has a three-year performance measurement period beginning in July 2013, 2012 and 2011, respectively. The awards are subject to the achievement of one or more pre-established objective performance measures determined by the Compensation Committee. The majority of the awards issued will be settled in shares of Class A Common Stock upon vesting and are subject to the participants’ continued employment with the Company. Any person who holds PSUs shall have no ownership interest in the shares of Class A Common Stock to which such PSUs relate until and unless shares of Class A Common Stock are delivered to the holder. All shares of Class A Common Stock reserved for cancelled or forfeited equity-based compensation awards become available for future grants. Certain of these awards have a graded vesting provision and the expense recognition is accelerated.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The PSUs were awarded under the Company’s Plans. In fiscal 2014, 2013 and 2012, a total of approximately 4.9 million, 8.2 million and 9.1 million PSUs were granted, respectively, of which approximately 3.9 million, 6.3 million and 6.9 million, respectively, will be settled in shares of Class A Common Stock. The PSUs granted in fiscal 2014 include a minor adjustment due to the actual performance level achieved for PSUs granted in fiscal 2011 that vested during fiscal 2014. PSUs granted to executive directors and certain awards granted to employees in certain foreign locations are settled in cash. During fiscal 2014, approximately 2.1 million cash-settled PSUs vested. Cash paid for vested cash-settled PSUs was $67 million in the fiscal year ended June 30, 2014 before statutory tax withholdings. No PSUs vested during fiscal 2013 and 2012.

Restricted Stock Units

RSU awards are grants that entitle the holder to shares of Class A Common Stock or the value of shares of Class A Common Stock as the award vests, subject to the Plans and such other terms and conditions as the Compensation Committee may establish. RSUs issued under the Plans are fair valued based upon the fair market value of Class A Common Stock on the grant date. Any person who holds RSUs shall have no ownership interest in the shares of Class A Common Stock to which such RSUs relate until and unless shares of Class A Common Stock are delivered to the holder. All shares of Class A Common Stock reserved for cancelled or forfeited equity-based compensation awards become available for future grants. Certain RSU awards are settled in cash and are subject to terms and conditions of the Plans and such other terms and conditions as the Compensation Committee may establish.

Certain executives, who are not named executive officers of the Company, responsible for various business units within the Company had the opportunity to earn a grant of RSUs under the Plans in fiscal 2014, 2013 and 2012. These awards (the “Performance Awards”) were conditioned upon the attainment of pre-determined operating profit goals for fiscal 2014, 2013 and 2012 by the executive’s particular business unit. If the actual fiscal 2014, 2013 and 2012 operating profit of the executive’s business unit as compared to its pre-determined target metrics for the fiscal year was within a certain performance goal range, the executive was entitled to receive a grant of RSUs pursuant to a Performance Award. To the extent that it was determined that the business unit’s actual fiscal 2014, 2013 and 2012 metrics fell within the performance goal range for that fiscal year, the executive received a percentage of his or her annualized base salary, ranging from 0% to 100%, in time-vested RSUs, generally settled in shares of Class A Common Stock upon vesting and are subject to the participants’ continued employment with the Company.

During fiscal 2014, 2013 and 2012, approximately 0.8 million, 1.4 million and 6.7 million RSUs were granted, respectively, which primarily vest over four years. Outstanding RSUs as of June 30, 2014 are to be settled in shares of Class A Common Stock, upon vesting, except for a nominal amount of RSUs that will be settled in cash. During fiscal 2014, 2013 and 2012, approximately 0.6 million, 0.9 million and 1.2 million cash-settled RSUs vested, respectively. Cash paid for vested cash-settled RSUs was $18 million, $22 million and $19 million in fiscal 2014, 2013 and 2012, respectively, before statutory tax withholdings.
Separation-Related Adjustments

In connection with the Separation, the Company entered into an Employee Matters Agreement with News Corp, which generally provides that employees of News Corp no longer participate in benefit plans sponsored or maintained by the Company. Pursuant to the Employee Matters Agreement, the Company made certain adjustments to the exercise price and number of the Company’s share-based compensation awards, using the closing price of the Company’s Class A Common Stock on the final day of trading prior to the effective date of the Separation and the volumetric weighted-average prices for the first day of trading for the Company immediately following the Separation, with the intention of preserving the intrinsic value of the awards immediately prior to the Separation. These adjustments are summarized as follows and are reflected in the activity of the table below:

—

All equity based awards that had a vesting, payment or expiration date, as applicable, on or prior to December 31, 2013 continued under the Company’s 2005 Plan and have been settled in, or by reference to, the Company’s Class A Common Stock, as adjusted to reflect the Separation.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the activity related to the Company’s RSUs and target PSUs to be settled in stock (RSUs and PSUs in thousands):

	Fiscal 2014		Fiscal 2013		Fiscal 2012
	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value
RSUs and PSUs
Unvested units at beginning of the year	17,794	$16.19	18,197	$14.51	13,377	$13.04
Granted	4,677	35.33	7,680	24.21	13,389	15.12
Vested(a)	(5,680)	15.57	(6,208)	14.90	(7,859)	13.06
Cancelled	(609)	18.89	(1,071)	15.59	(710)	14.44
Separation of News Corp	-	-	(2,586)	20.34	-	-
Shares granted in conversion, as a result of the Separation	-	-	1,782	16.19	-	-
Unvested units at the end of the year(b)	16,182	$22.22	17,794	$16.19	18,197	$14.51

(a)

The fair value and intrinsic value of the Company’s RSUs that vested during fiscal 2014, 2013 and 2012 was $160 million, $147 million and $132 million, respectively. The fair value and intrinsic value of the Company’s PSUs that vested during fiscal 2014 was $21 million and nil for fiscal 2013 and 2012. Included in the number of shares vested in fiscal 2014 was approximately 1 million shares issued to News Corp employees.

(b)	The intrinsic value of unvested RSUs and target PSUs at June 30, 2014 was approximately $570 million.

2004 Stock Option Plan and 2004 Replacement Stock Option Plan

As a result of the Company’s reorganization in November 2004, all the underlying preferred limited voting ordinary shares for the Company’s issued stock options were cancelled and, in exchange, the option holders received stock options for shares of Class A Common Stock on a one-for-two basis with no change in the original terms under the 2004 Stock Option Plan and 2004 Replacement Stock Option Plan (collectively, the “2004 Plan”). In addition, all other outstanding stock options to purchase preferred limited voting ordinary shares were adjusted to be exercisable into shares of Class A Common Stock subject to the one-for-two share exchange ratio. Prior to the Company’s reorganization in November 2004, stock options were granted to employees with Australian dollar exercise prices.

Under the 2004 Plan, equity grants generally vest over a four-year period and expire ten years from the date of grant. The equity awards were granted with exercise prices that are equal to or exceed the market price at the date of grant and were valued, in Australian dollars. The 2004 Plan automatically terminated in fiscal 2014. The Company had no stock options outstanding at June 30, 2014. The intrinsic value of options outstanding at June 30, 2013 and 2012 was $29 million and $39 million, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s equity-based compensation:

	For the years ended June 30,
	2014	2013	2012
	(in millions)
Equity-based compensation from continuing operations	$205	$241	$198
Cash received from exercise of equity-based compensation	$35	$181	$147
Total intrinsic value of stock options exercised(a)	$32	$73	$34
(a)	The total intrinsic value of options exercised related to discontinued operations for fiscal 2014, 2013 and 2012 was $9 million, $23 million and $12 million, respectively.

At June 30, 2014, the Company’s total compensation cost, not yet recognized, related to non-vested RSUs and PSUs for all plans presented was approximately $120 million and is expected to be recognized over a weighted average period between one and two years.

The Company recognized a tax benefit of $89 million, $66 million and $35 million for fiscal 2014, 2013 and 2012, respectively, on vested PSUs and RSUs and on the exercise of stock options.

At June 30, 2014 and 2013, the liability for cash-settled awards was approximately $165 million and $185 million, respectively.

NOTE 15. RELATED PARTIES

Director transactions

In connection with the Separation in fiscal 2013, the Company undertook a series of internal reorganization transactions to facilitate the transfers of entities and the related assets and liabilities. As part of those transactions, the Company redeemed 7,600 shares of preferred stock of Fox Television Holdings, Inc. (the “Preferred Stock”), an indirect wholly-owned subsidiary, from Mr. K.R. Murdoch, the Company’s Chairman and CEO. Mr. K.R. Murdoch initially was issued the Preferred Stock in connection with the Company’s first acquisition of broadcast television stations in the U.S., at a time when the Company was domiciled in Australia. The Preferred Stock was issued to Mr. K.R. Murdoch, a U.S. citizen, to enable compliance with federal law and FCC rules regulating foreign ownership of broadcast licensees. The structure was no longer necessary under federal law or FCC rules. The total redemption of approximately $875,000 consisted of a $760,000 repurchase at par value, plus accrued and unpaid dividends of approximately $115,000 (based on a $12 per share annual dividend). The amount paid was pursuant to the terms of the Preferred Stock and no premium was paid on the shares.

Freud Communications, which is controlled by Matthew Freud, Mr. K.R. Murdoch’s son-in-law, provided external support to certain press and publicity activities of the Company during fiscal years 2014, 2013 and 2012. The fees paid by the Company to Freud Communications were $142,000, $138,000 and $195,000 in fiscal years ended June 30, 2014, 2013 and 2012, respectively.

Mr. Stanley Shuman, who resigned as Director Emeritus on June 28, 2013, and Mr. Kenneth Siskind, son of Mr. Arthur M. Siskind, Director Emeritus and Senior Advisor to the Chairman, are Managing Directors of Allen & Company LLC, a U.S. based investment bank, which provided investment advisory services to the Company. Total fees paid to Allen & Company LLC were nil, $3 million and nil in fiscal 2014, 2013 and 2012, respectively.

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

	For the years ended June 30,
	2014	2013	2012
	(in millions)
Related party revenue, net of expense	$546	$398	$317

The following table sets forth the amount of accounts receivable due from and payable to related parties outstanding on the Consolidated Balance Sheets:

	As of June 30,
	2014	2013
	(in millions)
Accounts receivable from related parties	$223	$254
Accounts payable to related parties(a)	165	456
(a)

Balances as of June 30, 2014 and 2013 include amounts expected to be covered by the Indemnity (See Note 16 – Commitments and Contingencies). Also included in fiscal 2013 was the final cash distribution to News Corp.

Rotana

The Company has an approximate 19% interest in Rotana Holding FZ-LLC (“Rotana”), a diversified media company in the Middle East and North Africa. A significant stockholder of the Company, who owns more than 5% of the Company’s Class B Common Stock, owns a controlling interest in Rotana. The Company also has an option to sell its interest in Rotana in fiscal year 2015 at the higher of the price per share based on a bona-fide sale offer or the original subscription price plus interest.

In January 2014, the Company terminated its licensing arrangement with Rotana Media Services (“RMS”), a subsidiary of Rotana, whereby RMS had licensed two English-language, free-to-air general entertainment channels from the Company for distribution in the Middle East. In connection with the termination, the Company agreed to settle all outstanding receivables at a discount and RMS agreed to provide the Company with continued satellite transponder capacity services for two years. In addition, the Company has provided a shareholder loan to the Rotana venture. None of the amounts between the Company and RMS in connection with the termination of the licensing agreement is material to the Company either individually or in the aggregate.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. COMMITMENTS AND CONTINGENCIES

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2014:

	As of June 30, 2014
	Payments due by period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Contracts for capital expenditure	$131	$108	$23	$-	$-
Operating leases and service agreements
Land and buildings	2,210	311	517	451	931
Transponder service agreements and other	2,513	465	841	611	596
Other commitments
Borrowings	18,988	799	783	3,027	14,379
Sports programming rights	52,800	6,138	12,051	9,123	25,488
Entertainment programming rights	4,618	2,069	1,852	590	107
Other commitments and contractual obligations	5,733	1,611	2,459	688	975
Total commitments, borrowings and contractual obligations	$86,993	$11,501	$18,526	$14,490	$42,476

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

	As of June 30, 2014
		Amount of guarantees expiration per period
Contingent guarantees:	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Sports programming rights	$559	$387	$172	$-	$-
Hulu indemnity	115	-	-	115	-
Letters of credit and other	50	50	-	-	-
Total contingent guarantees	$724	$437	$172	$115	$-

Operating leases and service agreements

The transponder service agreements represent approximately $1.9 billion of the total amounts committed and the balance includes leases for office facilities, equipment and microwave transmitters used to carry broadcast signals. These leases, which are classified as operating leases, expire at certain dates through fiscal 2050. Included in the total amounts committed of $2.2 billion, are approximately $315 million for office facilities that have been sub-leased to News Corp.

Sport programming rights

Under the Company’s contract with the National Football League, remaining future minimum payments for program rights to broadcast certain football games are payable over the remaining term of the contract through 2022.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s contract with the Major League Baseball (“MLB”) gives the Company rights to broadcast certain regular season and post-season games, as well as exclusive rights to broadcast MLB’s World Series and All-Star Game through the 2021 MLB season.

The Company’s contracts with the National Association of Stock Car Auto Racing (“NASCAR”) give the Company rights to broadcast certain races and ancillary content through calendar year 2024.

Under the Company’s contracts with certain collegiate conferences, remaining future minimum payments for program rights to broadcast certain sporting events are payable over the remaining terms of the contracts.

Under the Company’s contract with Italy’s National League Football, remaining future minimum payments for programming rights to broadcast National League Football matches are payable over the remaining term of the contract through 2018.

Under the Company’s contract with the Board of Control for Cricket in India (“BCCI”), remaining future minimum payments for program rights to broadcast international and domestic cricket matches and series are payable over the remaining term of the contract through 2018. In connection with the agreement with BCCI, the Company was required to obtain a bank guarantee covering its programming rights obligation.

In addition, the Company has certain other local sports broadcasting rights including the right to broadcast the New York Yankees pre-season and regular season games through the 2042 MLB season.

Other commitments and contractual obligations

Primarily includes obligations relating to distribution agreements, marketing agreements and television rating services.

Hulu indemnity

The Company owns an equity interest in Hulu LLC (“Hulu”), which is considered a variable interest entity under ASC 810-10. However, the Company is not the primary beneficiary and hence accounts for its investment under the equity method. In October 2012, Hulu redeemed Providence Equity Partners’ equity interest for $200 million. In connection with the transaction, Hulu incurred a charge primarily related to employee equity-based compensation. Accordingly, the Company recorded approximately $60 million to reflect its share of the charge in the second quarter of fiscal 2013. The Company has guaranteed $115 million of Hulu’s $338 million five-year term loan which was used by Hulu, in part, to finance the transaction. The fair value of this guarantee was calculated using Level 3 inputs and was included in the Consolidated Balance Sheet in Other liabilities. In July 2013, the Company invested an additional $125 million in Hulu and has committed to invest an additional $125 million in Hulu to maintain its ownership percentage of approximately 33%. The Company will continue to account for its interest in Hulu as an equity method investment.

Pension and other postretirement benefits

In accordance with ASC 715, “Compensation—Retirement Benefits” (“ASC 715”), the total accrued net benefit liability for pension and other postretirement benefit plans recognized as of June 30, 2014 was $773 million (See Note 17 – Pension and Other Postretirement Benefits). This amount is affected by, among other items, statutory funding levels, changes in plan demographics and assumptions and investment returns on plan assets. Because of the current overall funded status of the Company’s material plans, the accrued liability does not represent expected near-term liquidity needs and, accordingly, this amount is not included in the contractual obligations table.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Contingencies

Shareholder Litigation

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

On June 26, 2013, the Court approved the settlement in principle that the parties reached on April 17, 2013, and entered a final judgment dismissing the Consolidated Action. Pursuant to the terms of that settlement, the parties agreed that the director defendants in the Consolidated Action would cause to be paid on their behalf the amount of $139 million to the Company, minus $28 million in attorneys’ fees and expenses awarded by the Court to the plaintiffs’ counsel. No stockholder objected to either the settlement or the proposed fee award. The settlement became effective on August 16, 2013, because as of that date, the dismissal of the Consolidated Action as well as the dismissals of each of the Shields Litigation, the Iron Workers Litigation and the Stricklin Litigation (each as described in the 2013 Form 10-K under the heading “Shareholder Litigation—Southern District of New York”) were no longer subject to appeal. The above amount was paid from an escrow account created for the benefit of the director defendants pursuant to an agreement reached between the defendants and their directors’ and officers’ liability insurers for the payment of insurance proceeds, subject to a claims release, and accordingly the Company recorded the net settlement of $111 million in Other, net in the Consolidated Statement of Operations for the fiscal year ended June 30, 2014. In addition to the payment to the Company, the settlement contemplates that the Company will build on corporate governance and compliance enhancements which the Company has implemented. These shall remain in effect at least through December 31, 2016, and will be applicable to both the Company and News Corp.

Southern District of New York

On July 19, 2011, a purported class action lawsuit captioned Wilder v. News Corp., et al. (“Wilder Litigation”), was filed on behalf of all purchasers of the Company’s common stock between March 3, 2011 and July 11, 2011, in the United States District Court for the Southern District of New York. The plaintiff brought claims under Section 10(b) and Section 20(a) of the Securities Exchange Act, alleging that false and misleading statements were issued regarding the NoW Matter. The suit names as defendants the Company, Rupert Murdoch, James Murdoch and Rebekah Brooks, and seeks compensatory damages, rescission for damages sustained, and costs. On June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff and Robbins Geller Rudman & Dowd as lead counsel. Thereafter, on July 3, 2012, the court issued an order providing that an amended consolidated complaint shall be filed by July 31, 2012. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants NI Group Limited (now known as News Corp UK & Ireland Limited) and Les Hinton, and expanded the class period to include February 15, 2011 to July 18, 2011. The defendants filed motions to dismiss the litigation, which were granted by the court on March 31, 2014. Plaintiffs were allowed to amend their complaint, and on April 30, 2014, plaintiffs filed a second amended consolidated complaint, which generally repeats the allegations of the amended consolidated complaint and also expands the class period to July 8, 2009 to July 18, 2011. The Company’s management believes the claims in the Wilder Litigation are entirely without merit, and intends to vigorously defend those claims.

U.K. Newspaper Matters and Related Investigations and Litigation

U.S. regulators and governmental authorities continue to conduct investigations initiated in 2011 with respect to the U.K. Newspaper Matters. The Company is cooperating with these investigations. It is not possible at this time to estimate the liability, if any, of the Company relating to these investigations.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Separation, the Company and News Corp agreed in the Separation and Distribution Agreement that the Company will indemnify News Corp, on an after-tax basis, for payments made after the Separation arising out of civil claims and investigations relating to the U.K. Newspaper Matters, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp (the “Indemnity”). As of June 30, 2013, the Company recognized approximately $150 million as its obligation under the Indemnity, of which approximately $40 million related to the amounts accrued by News Corp as of the date of the Separation and approximately $110 million for the fair value of expected future payments to be made under the Indemnity. Pursuant to ASC 460, the amount provided for future payments is being amortized in a systematic pattern that reflects the release from the underlying risks and is included in Income (loss) from discontinued operations, net of tax, in the Consolidated Statements of Operations. As of June 30, 2014, the Company has recognized approximately $80 million as its obligation under the Indemnity, of which approximately $65 million relates to amounts payable to News Corp and approximately $15 million for the remaining unamortized fair value of expected future payments to be made under the Indemnity. Pursuant to the Indemnity, the Company made payments of $79 million to News Corp during fiscal 2014. If additional information becomes available and as payments are made, the Company will update the liability provision for the Indemnity. Any changes to the liability provision for the Indemnity in the future will impact the results of operations for that period. The liability provision for the Indemnity was estimated by probability weighting expected payments to be made to News Corp under such Agreement and discounting probability-weighted expected payments to the valuation date, using a discount rate based on the Company’s cost of debt.

It is possible that these proceedings and any adverse resolution thereof, including any fines or other penalties associated with any plea, judgment or similar result could damage the Company’s reputation, impair its ability to conduct its business and adversely affect its results of operations and financial condition.

Other

Other than as disclosed elsewhere in the notes to the Consolidated Financial Statements, the Company is party to several other purchase and sale arrangements which become exercisable over the next ten years by the Company or the counter-party to the agreement. None of these arrangements that become or are exercisable in the next twelve months are material. Equity purchase arrangements that are exercisable by the counter-party to the agreement, and that are outside the sole control of the Company, are accounted for in accordance with ASC 480-10-S99-3A. Accordingly, the fair values of such equity purchase arrangements are classified in Redeemable noncontrolling interests.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The funded status of the plans can change from year to year, but the assets of the funded plans have been sufficient to pay all benefits that came due in each of fiscal 2014, 2013 and 2012.

The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The following table sets forth the change in the projected benefit obligation, change in the fair value of plan assets and funded status for the Company’s benefit plans:

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Pension benefits		Postretirement benefits
	As of June 30,
	2014	2013	2014	2013
	(in millions)
Projected benefit obligation, beginning of the year	$2,095	$3,855	$146	$377
Service cost	73	105	4	4
Interest cost	106	101	6	6
Benefits paid	(53)	(51)	(8)	(7)
Settlements(a)	(39)	(66)	-	-
Actuarial loss (gain)(b)	289	(279)	5	(3)
Foreign exchange rate changes	16	(2)	-	-
Other	7	(34)	-	-
Separation of News Corp plans	-	(1,534)	-	(231)
Projected benefit obligation, end of the year	2,494	2,095	153	146
Change in the fair value of plan assets for the Company’s benefit plans:
Fair value of plan assets, beginning of the year	1,657	2,772	-	-
Actual return on plan assets	197	116	-	-
Employer contributions	100	95	8	7
Benefits paid	(53)	(51)	(8)	(7)
Settlements(a)	(39)	(66)	-	-
Foreign exchange rate changes	12	(3)	-	-
Amendments, transfers and other	-	1	-	-
Separation of News Corp plans	-	(1,187)	-	-
Payable to News Corp plans	-	(20)	-	-
Fair value of plan assets, end of the year	1,874	1,657	-	-
Funded status(c)	$(620)	$(438)	$(153)	$(146)
(a)	Amounts related to payments made to former employees in full settlement of their deferred pension benefits.
(b)	Actuarial losses (gains) primarily related to changes in the discount rate and the strengthening of the mortality tables utilized in measuring plan obligations at June 30, 2014 and 2013, respectively.
(c)

The Company has established an irrevocable grantor trust (the “Trust”), administered by an independent trustee, with the intention of making cash contributions to the Trust to fund certain future pension benefit obligations of the Company. The assets in the Trust are unsecured funds of the Company and can be used to satisfy the Company’s obligations in the event of bankruptcy or insolvency. The fair value of the assets in the Trust at June 30, 2014 and 2013 was approximately $210 million and $200 million, respectively.

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2014	2013	2014	2013
	(in millions)
Pension/postretirement assets	$34	$-	$-	$-
Accrued pension/postretirement liabilities	(654)	(438)	(153)	(146)
Net amount recognized	$(620)	$(438)	$(153)	$(146)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in Accumulated other comprehensive loss, before tax, consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2014	2013	2014	2013
	(in millions)
Actuarial losses	$794	$625	$45	$42
Prior service cost	7	9	-	-
Net amounts recognized	$801	$634	$45	$42

Amounts in Accumulated other comprehensive loss, before tax, expected to be recognized as a component of net periodic pension cost in fiscal 2015:

	Pension benefits	Postretirement benefits
	As of June 30,
	2014	2014
	(in millions)
Actuarial losses	$36	$3
Prior service cost	1	-
Net amounts recognized	$37	$3

Accumulated pension benefit obligations at June 30, 2014 and 2013 were $2,191 million and $1,843 million, respectively. Below is information about funded and unfunded pension plans.

	Funded plans		Unfunded plans
	As of June 30,
	2014	2013	2014		2013
	(in millions)
Projected benefit obligation	$2,168	$1,807	$326		$288
Accumulated benefit obligation	1,873	1,563	318		280
Fair value of plan assets	1,874	1,657	-	(a)	-
(a)

The Company has established a Trust to fund certain future pension benefit obligations of the Company. The assets in the Trust are unsecured funds of the Company and can be used to satisfy the Company’s obligations in the event of bankruptcy or insolvency. The fair value of the assets in the Trust at June 30, 2014 was approximately $210 million.

Below is information about pension plans in which the accumulated benefit obligation exceeds fair value of the plan assets.

	Funded plans		Unfunded plans
	As of June 30,
	2014	2013	2014		2013
	(in millions)
Projected benefit obligation	$1,319	$411	$326		$288
Accumulated benefit obligation	1,023	386	318		280
Fair value of plan assets	992	370	-	(a)	-
(a)

The Company has established a Trust to fund certain future pension benefit obligations of the Company. The assets in the Trust are unsecured funds of the Company and can be used to satisfy the Company’s obligations in the event of bankruptcy or insolvency. The fair value of the assets in the Trust at June 30, 2014 was approximately $210 million.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefits costs from continuing operations were as follows:

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2014	2013	2012	2014	2013	2012
	(in millions)
Service cost benefits earned during the period	$73	$105	$78	$4	$4	$3
Interest costs on projected benefit obligations	106	101	103	6	6	6
Expected return on plan assets	(113)	(110)	(103)	-	-	-
Amortization of deferred losses	41	79	32	3	3	-
Other	1	2	6	-	-	(2)
Net periodic benefits costs from continuing operations	$108	$177	$116	$13	$13	$7

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2014	2013	2012	2014	2013	2012
Additional information related to continuing operations:
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.5%	5.2%	4.3%	4.3%	4.8%	3.8%
Rate of increase in future compensation	4.6%	4.4%	6.2%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.2%	4.3%	5.7%	4.8%	3.8%	5.3%
Expected return on plan assets	7.0%	7.0%	7.0%	N/A	N/A	N/A
Rate of increase in future compensation	4.4%	6.2%	6.1%	N/A	N/A	N/A

N/A – not applicable

The following assumed health care cost trend rates at June 30 were also used in accounting for postretirement benefits:

	Postretirement benefits
	Fiscal 2014	Fiscal 2013
Health care cost trend rate	6.4%	6.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	5.0%
Year that the rate reaches the ultimate trend rate	2028	2019

Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. The effect of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate would have the following effects on the results for fiscal 2014:

	Service and interest costs	Benefit obligation
	(in millions)
One percentage point increase	N/A	$5
One percentage point decrease	N/A	$(4)

N/A – not applicable

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the estimated benefit payments and estimated settlements for the next five fiscal years and in aggregate for the five fiscal years thereafter. These payments are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

	Expected benefit payments
	Pension benefits	Postretirement benefits
	(in millions)
Fiscal year:
2015	$101	$7
2016	100	7
2017	107	8
2018	111	9
2019	115	9
2020-2024	682	49

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the Company’s plan assets by level within the fair value hierarchy, as described in Note 8 – Fair Value, as of June 30, 2014 and 2013:

	As of June 30, 2014				As of June 30, 2013
		Fair value measurements at reporting date using				Fair value measurements at reporting date using
Description	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Pooled funds:(a)
Money market funds	$117	$-	$117	$-	$22	$-	$22	$-
Domestic equity funds	172	172	-	-	146	146	-	-
International equity funds	309	255	54	-	264	214	50	-
Domestic fixed income funds	164	164	-	-	278	278	-	-
International fixed income funds	161	1	160	-	32	-	32	-
Balanced funds	334	173	161	-	297	155	142	-
Common stocks(b)
U.S. common stocks	360	360	-	-	300	300	-	-
Government and agency obligations(c)
Domestic government obligations	24	-	24	-	35	-	35	-
Domestic agency obligations	33	-	33	-	67	-	67	-
International government obligations	-	-	-	-	66	-	66	-
Corporate obligations(c)	84	-	84	-	75	-	75	-
Partnership interests(d)	37	-	37	-	38	-	38	-
Other	79	(11)	89	1	37	(12)	48	1
Total	$1,874	$1,114	$759	$1	$1,657	$1,081	$575	$1
(a)

Open-ended pooled funds that are registered and/or available to the general public are valued at the daily published net asset value (“NAV”). Other pooled funds are valued at the NAV provided by the fund issuer.

(b)	Common stocks that are publicly traded are valued at the closing price reported on active markets in which the individual securities are traded.
(c)	The fair value of corporate, government and agency obligations are valued based on a compilation of primary observable market information or a broker quote in a non-active market.
(d)	The fair values of partnerships that are not publicly traded are based on the fair value obtained from the general partner.

The Company’s investment strategy for its pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits while maintaining adequate funding levels. The Company’s practice is to conduct a periodic strategic review of its asset allocation. The Company’s current broad strategic targets are to have a pension asset portfolio comprising of 48% equity securities, 37% fixed income securities and 15% in cash and other investments. In developing the expected long-term rate of return, the Company considered the pension asset portfolio’s past average rate of returns and future return expectations of the various asset classes. A portion of the other allocation is reserved in short-term cash to provide for expected benefits to be paid in the short-term. The Company’s equity portfolios are managed in such a way as to achieve optimal diversity. The Company’s fixed income portfolio is investment grade in the aggregate. The Company does not manage any assets internally.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s benefit plan weighted-average asset allocations, by asset category, are as follows:

	Pension benefits
	As of June 30,
	2014	2013
Asset Category:
Equity securities	46%	43%
Debt securities	29	37
Other, including cash	25	20
Total	100%	100%

Required pension plan contributions for the next fiscal year are not expected to be material; however, actual contributions may be affected by pension asset and liability valuation changes during the year. The Company will continue to make voluntary contributions as necessary to improve funded status.

Multiemployer Pension and Postretirements Plans

The Company contributes to various multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of its union-represented employees, primarily at the Filmed Entertainment segment. The risks of participating in these multiemployer pension plans are different from single-employer pension plans such that (i) contributions made by the Company to the multiemployer pension plans may be used to provide benefits to employees of other participating employers; (ii) if the Company chooses to stop participating in certain of these multiemployer pension plans, it may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability; and (iii) actions taken by a participating employer that lead to a deterioration of the financial health of a multiemployer pension plan may result in the unfunded obligations of the multiemployer pension plan to be borne by its remaining participating employers. While no multiemployer pension plan that the Company contributed to is individually significant to the Company, the Company was listed on four Form 5500s as providing more than 5% of total contributions based on the current information available. The financial health of a multiemployer plan is indicated by the zone status, as defined by the Pension Protection Act of 2006, which represents the funded status of the plan as certified by the plan’s actuary. Plans in the red zone are less than 65% funded, the yellow zone are between 65% and 80% funded, and green zone are at least 80% funded. The most recent available funded status of the four plans in which the Company was listed as providing more than 5% of total contributions are all green. Total contributions made by the Company to multiemployer pension plans were $70 million for the fiscal year ended June 30, 2014 and $66 million for the fiscal years ended June 30, 2013 and 2012.

The Company also contributes to various other multiemployer benefit plans that provide health and welfare benefits to active and retired participants, primarily at the Filmed Entertainment segment. Total contributions made by the Company to these other multiemployer benefit plans for the fiscal years ended June 30, 2014, 2013, and 2012 were $85 million, $80 million and $67 million, respectively.

Defined Contribution Plans

The Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $69 million, $195 million and $198 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively, of which nil, $134 million and $141 million related to discontinued operations, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. INCOME TAXES

Income from continuing operations before income tax expense was attributable to the following jurisdictions:

	For the years ended June 30,
	2014	2013	2012
	(in millions)
U.S. (including exports)	$5,375	$8,115	$3,861
Foreign	(186)	621	602
Income from continuing operations before income tax expense	$5,189	$8,736	$4,463

Significant components of the Company’s provision for income taxes from continuing operations were as follows:

	For the years ended June 30,
	2014	2013	2012
	(in millions)
U.S.
Federal	$1,178	$1,024	$867
State & local	76	93	16
Foreign	57	93	49
Total current	1,311	1,210	932
Deferred	(39)	480	162
Provision for income taxes from continuing operations	$1,272	$1,690	$1,094

The reconciliation of income tax attributable to continuing operations computed at the statutory rate to income tax expense was:

	For the years ended June 30,
	2014	2013	2012
U.S. federal income tax rate	35%	35%	35%
Sale of interest in subsidiaries	-	(4)	(4)
State and local taxes	1	1	1
Effect of foreign operations	(5)	(2)	(6)
Resolution of tax matters	-	(1)	-
Non-deductible goodwill on asset impairment	-	-	2
Valuation allowance movements	-	(7)	1
Nontaxable income attributable to noncontrolling interests	(2)	(1)	(2)
Domestic production activities deduction	(2)	(1)	(3)
Other	(2)	(1)	1
Effective tax rate for income from continuing operations	25%	19%	25%

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the components of the deferred tax accounts:

	As of June 30,
	2014	2013
	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$284	$1,109
Capital loss carryforwards	1,360	1,676
Foreign tax credit carryforwards	561	474
Accrued liabilities	733	653
Other	293	231
Total deferred tax assets	3,231	4,143
Deferred tax liabilities:
Basis difference and amortization	(2,898)	(2,449)
Revenue recognition	(528)	(505)
Sports rights contracts	(135)	(128)
Total deferred tax liabilities	(3,561)	(3,082)
Net deferred tax (liability) asset before valuation allowance	(330)	1,061
Less: valuation allowance	(2,338)	(3,284)
Total net deferred tax liabilities	$(2,668)	$(2,223)

At June 30, 2014, there were no net current deferred tax assets recorded by the Company. At June 30, 2013, there were $9 million of net current deferred tax assets recorded.

The Company had non-current deferred tax assets of $61 million and $48 million at June 30, 2014 and 2013, respectively. The Company also had non-current deferred tax liabilities of $2,729 million and $2,280 million at June 30, 2014 and 2013, respectively.

At June 30, 2014, the Company had approximately $866 million attributable to net operating loss carryforwards available to offset future taxable income. The majority of these net operating loss carryforwards have an unlimited carryforward period, however, in accordance with ASC 740, a valuation allowance of $216 million was established against these operating losses to reflect their realizable value. In addition, at June 30, 2013, a net deferred tax asset of $1.1 billion with a corresponding valuation allowance of $1.1 billion was recorded with respect to net operating losses, primarily due to the consolidation of Sky Deutschland. The valuation allowance was recorded because Sky Deutschland had a history of net operating losses and the Company had made a determination that it was not more likely than not that there would be sufficient future taxable income to recognize these net operating loss carry forwards. In fiscal 2014, the deferred asset and the valuation allowance have been adjusted pending the completion of a confirmation process prescribed under German tax law which is expected to commence in the second half of calendar 2014.

At June 30, 2014, the Company had approximately $3.9 billion of gross capital loss carryforwards available to offset future taxable income. The majority of these losses are subject to a five year carryforward period. It is not more likely than not that the Company will generate capital gain income in the normal course of business. Therefore, a valuation allowance of $1.3 billion has been established to reflect the expected realization of these capital loss carryforwards as of June 30, 2014, in accordance with ASC 740.

At June 30, 2014, the Company has approximately $561 million of foreign tax credit carryovers available to offset future income tax expense. Foreign tax credit carryforwards may only be utilized to offset the portion of the Company’s earnings in the U.S. which are considered foreign source. The Company has concluded that it is more likely than not that these foreign tax credit carryforwards will not be realized. In accordance with ASC 740, a full valuation allowance has been established.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 3 – Acquisitions, Disposals and Other Transactions, in connection with the pending disposition of Sky Italia and Sky Deutschland pursuant to sale agreements with BSkyB, the Company expects to use most of its U.S. capital loss carryforwards and foreign tax credits carryforwards to offset a substantial amount of the gain which is likely to be recognized.

The following table sets forth the change in the unrecognized tax benefits, excluding interest and penalties:

	For the years ended June 30,
	2014	2013	2012
	(in millions)
Balance, beginning of period	$200	$173	$140
Additions for prior year tax positions	1	60	32
Additions for current year tax positions	13	4	14
Reduction for prior year tax positions	(70)	(37)	(13)
Balance, end of period from continuing operations	144	200	173
Balance, end of period from discontinued operations	-	-	116
Balance, end of period	$144	$200	$289

The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense, which is consistent with the recognition in prior reporting periods. The Company recorded liabilities for accrued interest of $29 million and $44 million as of June 30, 2014 and 2013, respectively and the amounts of interest income/expense recorded in each of the three years ending June 30, 2014 were not material.

The Company is subject to tax in various domestic and international jurisdictions and, as a matter of ordinary course, the Company is regularly audited by Federal, state and foreign tax authorities. The Company believes it has appropriately accrued for the expected outcome of all other pending tax matters and does not currently anticipate that the ultimate resolution of other pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity. The U.S. Internal Revenue Service has concluded its examination of the Company’s returns through fiscal year 2009. Additionally, the Company’s income tax returns for fiscal years 2000 through 2014 are subject to examination in various foreign jurisdictions. The Company does not expect significant changes to these positions over the next 12 months. As of June 30, 2014 and 2013, approximately $144 million and $200 million, respectively, would affect the Company’s effective income tax rate, if and when recognized in future fiscal years.

A foreign subsidiary of News Corp prior to the Separation filed for refunds to claim certain losses in a foreign jurisdiction. Pursuant to the tax sharing and indemnification agreement, the proceeds of such claims, net of applicable taxes incurred by News Corp, are to be paid to the Company. During fiscal 2014, these claims were resolved. (See Note 4 – Discontinued Operations)

The Company has not provided for U.S. taxes on undistributed earnings of foreign subsidiaries as they are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability for temporary differences related to these earnings is not practicable. Undistributed earnings of foreign subsidiaries of the Company considered to be indefinitely reinvested amounted to approximately $851 million at June 30, 2014.

NOTE 19. SEGMENT INFORMATION

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is Segment OIBDA. Due to the integrated nature of these operating segments, estimates and judgments are made in allocating certain assets, revenues and expenses.

Segment OIBDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment OIBDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment charges, Equity earnings of affiliates, Interest expense, net, Interest income, Other, net, Income tax expense and Net income attributable to noncontrolling interests. Management believes that Segment OIBDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources within the Company’s businesses.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

	For the years ended June 30,
	2014	2013	2012
	(in millions)
Revenues:
Cable Network Programming	$12,273	$10,881	$9,324
Television	5,296	4,860	4,803
Filmed Entertainment	9,679	8,642	8,363
Direct Broadcast Satellite Television	6,030	4,439	3,740
Other, Corporate and Eliminations	(1,411)	(1,147)	(1,179)
Total revenues	$31,867	$27,675	$25,051
Segment OIBDA:
Cable Network Programming	$4,407	$4,177	$3,549
Television	882	855	791
Filmed Entertainment	1,358	1,308	1,312
Direct Broadcast Satellite Television	424	397	561
Other, Corporate and Eliminations	(356)	(476)	(456)
Total Segment OIBDA	6,715	6,261	5,757
Amortization of cable distribution investments	(85)	(89)	(88)
Depreciation and amortization	(1,142)	(797)	(711)
Impairment charges	-	(35)	(201)
Equity earnings of affiliates	622	655	636
Interest expense, net	(1,121)	(1,063)	(1,032)
Interest income	26	57	77
Other, net	174	3,747	25
Income from continuing operations before income tax expense	5,189	8,736	4,463
Income tax expense	(1,272)	(1,690)	(1,094)
Income from continuing operations	3,917	7,046	3,369
Income (loss) from discontinued operations, net of tax	729	277	(1,997)
Net income	4,646	7,323	1,372
Less: Net income attributable to noncontrolling interests	(132)	(226)	(193)
Net income attributable to Twenty-First Century Fox stockholders	$4,514	$7,097	$1,179

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Intersegment revenues, generated by the Filmed Entertainment segment, of $1,292 million, $979 million and $1,061 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively, have been eliminated within the Other, Corporate and Eliminations segment. Segment OIBDA generated by the Filmed Entertainment segment of $(18) million for the fiscal years ended June 30, 2014 and 2013, and $51 million for the fiscal year ended June 30, 2012, have been eliminated within the Other, Corporate and Eliminations segment.

	For the years ended June 30,
	2014	2013	2012
	(in millions)
Depreciation and amortization:
Cable Network Programming	$232	$197	$166
Television	105	93	85
Filmed Entertainment	133	132	129
Direct Broadcast Satellite Television	657	355	307
Other, Corporate and Eliminations	15	20	24
Total depreciation and amortization	$1,142	$797	$711

Capital expenditures:
Cable Network Programming	$131	$88	$83
Television	90	103	72
Filmed Entertainment	61	63	50
Direct Broadcast Satellite Television	368	344	298
Other, Corporate and Eliminations	28	24	61
Total capital expenditures	$678	$622	$564

	As of June 30,
	2014	2013
	(in millions)
Total assets:
Cable Network Programming	$22,422	$17,830
Television	6,449	6,415
Filmed Entertainment	10,419	9,411
Direct Broadcast Satellite Television	9,144	8,636
Other, Corporate and Eliminations	3,500	4,948
Investments	2,859	3,704
Total assets	$54,793	$50,944

Goodwill and intangible assets, net:
Cable Network Programming	$12,854	$9,444
Television	4,282	4,283
Filmed Entertainment	2,441	2,439
Direct Broadcast Satellite Television	6,451	6,057
Other, Corporate and Eliminations	96	96
Total goodwill and intangible assets, net	$26,124	$22,319

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenues by Component

	For the years ended June 30,
	2014	2013	2012
	(in millions)
Revenues:
Affiliate fees	$8,984	$7,678	$6,331
Subscription	5,467	4,074	3,408
Advertising	8,218	7,634	7,553
Content	8,596	7,871	7,260
Other	602	418	499
Total revenues	$31,867	$27,675	$25,051

Geographic Segments

	For the years ended June 30,
	2014	2013	2012
	(in millions)
Revenues:
U.S. and Canada(a)	$17,842	$15,937	$15,200
Europe(b)	9,745	7,717	6,728
Other(c)	4,280	4,021	3,123
Total revenues	$31,867	$27,675	$25,051
(a)	Revenues include approximately $17.4 billion, $15.6 billion and $14.9 billion from customers in the U.S. in fiscal 2014, 2013 and 2012, respectively.
(b)

Revenues include approximately $2.4 billion, $1.3 billion and $0.3 billion for fiscal 2014, 2013 and 2012, respectively, from customers in Germany, as well as approximately $3.9 billion, $3.6 billion and $3.8 billion from customers in Italy in fiscal 2014, 2013 and 2012, respectively.

(c)	Revenues include approximately $2.2 billion, $2.1 billion and $1.6 billion from customers in Asia in fiscal 2014, 2013 and 2012, respectively.

	As of June 30,
	2014	2013
	(in millions)
Long-lived assets:(a)
U.S. and Canada	$7,951	$6,855
Europe	1,788	1,752
Other	634	700
Total long-lived assets	$10,373	$9,307
(a)	Reflects Total assets less Current assets, Goodwill, Intangible assets, Investments and Non-current deferred tax assets.

There is no material reliance on any single customer. Revenues are attributed to countries based on location of customers.

Other primarily consists of Asia and South America.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share under ASC 260, “Earnings per Share”:

	For the years ended June 30,
	2014	2013	2012
	(in millions, except per share amounts)
Income from continuing operations	$3,917	$7,046	$3,369
Less: Net income attributable to noncontrolling interests	(132)	(226)	(193)
Income from continuing operations attributable to Twenty-First Century Fox stockholders - basic	$3,785	$6,820	$3,176
Other	-	(3)	(2)
Income from continuing operations attributable to Twenty-First Century Fox stockholders - diluted	$3,785	$6,817	$3,174

Income (loss) from discontinued operations, net of tax attributable to Twenty-First Century Fox stockholders - basic and diluted	729	277	(1,997)

Net income attributable to Twenty-First Century Fox stockholders - basic	4,514	7,097	1,179
Other	-	(3)	(2)
Net income attributable to Twenty-First Century Fox stockholders - diluted	$4,514	$7,094	$1,177

Weighted average shares - basic	2,265	2,337	2,499
Shares issuable under equity-based compensation plans(a)	4	4	5
Weighted average shares - diluted	2,269	2,341	2,504

Income from continuing operations attributable to Twenty-First Century Fox stockholders per share - basic and diluted	$1.67	$2.91	$1.27

Income (loss) from discontinued operations, net of tax attributable to Twenty-First Century Fox stockholders per share - basic and diluted	$0.32	$0.12	$(0.80)

Net income attributable to Twenty-First Century Fox stockholders per share - basic and diluted	$1.99	$3.03	$0.47
(a)	Weighted average common shares include the incremental shares that would be issued upon the assumed exercise of stock options and vesting of RSUs and PSUs if the effect is dilutive.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. QUARTERLY DATA (UNAUDITED)

	For the three months ended
	September 30,	December 31,	March 31,	June 30,
	(in millions, except per share amounts)
Fiscal 2014
Revenues	$7,061	$8,163	$8,219	$8,424
Income from continuing operations attributable to Twenty-First Century Fox stockholders	768	982	1,069	966
Income (loss) from discontinued operations, net of tax(a)	487	225	(16)	33
Net income attributable to Twenty-First Century Fox stockholders	$1,255	$1,207	$1,053	$999
Income from continuing operations attributable to Twenty-First Century Fox stockholders per share - basic and diluted	$0.33	$0.43	$0.47	$0.43
Net income attributable to Twenty-First Century Fox stockholders per share - basic and diluted	$0.54	$0.53	$0.47	$0.45
Stock prices(b)
Class A - High	$33.51	$35.18	$35.63	$36.21
Class A - Low	$29.21	$32.20	$30.73	$31.65
Class B - High	$33.40	$34.85	$35.04	$35.36
Class B - Low	$29.34	$31.65	$30.21	$30.77
Fiscal 2013
Revenues	$6,003	$7,107	$7,353	$7,212
Income from continuing operations attributable to Twenty-First Century Fox stockholders	2,253	1,057	2,533	977
(Loss) income from discontinued operations, net of tax(a)	(20)	1,324	321	(1,348)
Net income (loss) attributable to Twenty-First Century Fox stockholders	$2,233	$2,381	$2,854	$(371)
Income from continuing operations attributable to Twenty-First Century Fox stockholders per share - basic and diluted	$0.95	$0.45	$1.09	$0.42
Net income (loss) attributable to Twenty-First Century Fox stockholders per share - basic	$0.94	$1.02	$1.23	$(0.16)
Net income (loss) attributable to Twenty-First Century Fox stockholders per share - diluted	$0.94	$1.01	$1.22	$(0.16)
Stock prices(b)
Class A - High	$22.09	$22.51	$27.10	$29.56
Class A - Low	$19.04	$20.42	$22.52	$26.79
Class B - High	$22.27	$23.08	$27.44	$29.71
Class B - Low	$19.18	$20.81	$23.17	$26.96
(a)

In the quarter ended June 30, 2013, the Company recorded impairment charges and restructuring charges of approximately $1.5 billion related to discontinued operations. (See Note 4 – Discontinued Operations)

(b)

The stock prices reflect the reported high and low closing sales prices for the Class A Common Stock and Class B Common Stock, as reported on the NASDAQ under the symbols “FOXA” and “FOX”, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. VALUATION AND QUALIFYING ACCOUNTS

	Balance as of beginning of year	Additions	Acquisitions and disposals	Utilization	Foreign exchange	Balance as of end of year
	(in millions)
Fiscal 2014
Allowances for returns and doubtful accounts	$(899)	$(890)	$-	$943	$31	$(815)
Deferred tax valuation allowance	(3,284)	(171)	938	218	(39)	(2,338)
Fiscal 2013
Allowances for returns and doubtful accounts	(800)	(1,078)	5	994	(20)	(899)
Deferred tax valuation allowance	(1,514)	(156)	(2,054)	392	48	(3,284)
Fiscal 2012
Allowances for returns and doubtful accounts	(872)	(1,116)	7	1,138	43	(800)
Deferred tax valuation allowance	(1,410)	(162)	-	58	-	(1,514)

NOTE 23. ADDITIONAL FINANCIAL INFORMATION

Supplemental Cash Flows Information

	For the years ended June 30,
	2014	2013	2012
	(in millions)
Supplemental cash flows information:
Cash paid for income taxes(a)	$(1,441)	$(1,267)	$(1,103)
Cash paid for interest	(1,140)	(1,080)	(1,043)
Sale of other investments	1	3	37
Purchase of other investments	(65)	(155)	(218)
Supplemental information on businesses acquired:
Fair value of assets acquired	2,833	5,399	795
Cash acquired	3	684	19
Liabilities assumed	(1,763)	(2,174)	(91)
Decrease in deferred consideration	7	-	-
Noncontrolling interest (increase) decrease	(385)	(2,619)	19
Cash paid	(695)	(1,290)	(469)
Fair value of equity instruments issued to third parties	-	-	273
Issuance of subsidiary common units	-	-	(273)
Fair value of equity instruments consideration	$-	$-	$-
(a)	Cash paid for income taxes related to discontinued operations for the fiscal years ended June 30, 2014, 2013 and 2012 was nil, $104 million and $88 million, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other, net

The following table sets forth the components of Other, net included in the Consolidated Statements of Operations:

	For the years ended June 30,
	2014	2013	2012
	(in millions)
Gain on Sky Deutschland transaction(a)	$-	$2,069	$-
(Loss) gain on sale of investment in NDS(b)	(30)	1,446	-
Gain on sale of investment in Phoenix(b)	199	81	-
Gain on Fox Sports Asia transaction(a)	-	174	-
Gain on sale of investment in STATS(b)	112	-	-
Shareholder litigation settlement(c)	111	-	-
Venezuela foreign currency devaluation(d)	(104)	-	-
Loss on sale of Baltimore station(a)	-	(92)	-
Gain on FSLA transaction(a)	-	-	158
Change in fair value of securities(a)	(4)	86	(61)
Investment impairment(b)	(69)	(20)	(34)
Restructuring(e)	(52)	(13)	(41)
BSkyB termination fee(b)(f)	-	-	(63)
Gain on sale of investment in Hathway Cable(b)	-	-	23
Other	11	16	43
Total other, net	$174	$3,747	$25
(a)	See Note 3 – Acquisitions, Disposals and Other Transactions.
(b)	See Note 7 – Investments.
(c)	See Note 16 – Commitments and Contingencies.
(d)

The Company’s business activities in Venezuela operate in a highly inflationary economy. Recently, there have been significant changes to the foreign currency exchange rate environment in Venezuela governing the conversion of Venezuelan Bolivars (“Bolivars”) to U.S. Dollars. Companies generally have used the official exchange rate controlled by Venezuela’s Commission for the Administration of Foreign Exchange (“CADIVI”), which is 6.3 Bolivars per U.S. Dollar unless they had transactions or were among the entities the Venezuelan government had specifically authorized to use the Supplementary Foreign Currency Administration System (“SICAD”) auction rate. In January 2014, the Venezuelan government significantly expanded the use of the SICAD rate and, more recently, in March 2014, the Venezuelan government created a third currency exchange mechanism called SICAD 2 and said it may be used by all entities for all transactions. Until March 31, 2014, the Company’s Venezuelan Bolivar denominated net monetary assets were translated at the official exchange rate of 6.3 Bolivars per U.S. Dollar. During the fourth quarter of fiscal 2014, the Company was able to use the SICAD 2 mechanism to convert a portion of its Venezuelan Bolivar denominated cash to U.S. Dollars. Accordingly, the Company remeasured all its Venezuelan Bolivar denominated net monetary assets at the SICAD 2 exchange rate resulting in a devaluation loss of $104 million for the year ended June 30, 2014.

(e)	See Note 5 – Restructuring Programs.
(f)	The Company paid a termination fee to BSkyB in fiscal 2012 as a result of the Company revoking its cash offer for the shares of BSkyB that it did not already own.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24. SUPPLEMENTAL GUARANTOR INFORMATION

In May 2012, 21CFA entered into the Credit Agreement, among 21CFA as Borrower, the Company as Parent Guarantor, the lenders named therein, the initial issuing banks named therein, JPMorgan Chase and Citibank, N.A. as Co-Administrative Agents, JPMorgan Chase as Designated Agent and Bank of America, N.A. as Syndication Agent. The Credit Agreement provides a $2 billion unsecured revolving credit facility with a sub-limit of $400 million (or its equivalent in Euros) available for the issuance of letters of credit and a maturity date of May 2017. Under the Credit Agreement, the Company may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion and the Company may request that the maturity date be extended for up to two additional one-year periods. Borrowings are issuable in U.S. Dollars only, while letters of credit are issuable in U.S. Dollars or Euros. The material terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. Fees under the Credit Agreement will be based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current debt ratings, 21CFA pays a facility fee of 0.125% and an initial drawn cost of LIBOR plus 1.125%.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2014

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$-	$31,866	$-	$31,867
Expenses	(345)	-	(26,034)	-	(26,379)
Equity earnings of affiliates	1	-	621	-	622
Interest expense, net	(1,561)	(513)	(47)	1,000	(1,121)
Interest income	3	3	1,020	(1,000)	26
Earnings (losses) from subsidiary entities	1,435	4,200	-	(5,635)	-
Other, net	590	82	(498)	-	174
Income (loss) from continuing operations before income tax expense	124	3,772	6,928	(5,635)	5,189
Income tax (expense) benefit	(30)	-	(1,699)	457	(1,272)
Income (loss) from continuing operations	94	3,772	5,229	(5,178)	3,917
(Loss) income from discontinued operations, net of tax	(13)	742	-	-	729
Net income (loss)	81	4,514	5,229	(5,178)	4,646
Less: Net income attributable to noncontrolling interests	-	-	(132)	-	(132)
Net income (loss) attributable to Twenty-First Century Fox stockholders	$81	$4,514	$5,097	$(5,178)	$4,514
Comprehensive income (loss) attributable to Twenty-First Century Fox stockholders	$234	$4,799	$5,279	$(5,513)	$4,799

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2013

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$-	$27,674	$-	$27,675
Expenses	(467)	-	(21,868)	-	(22,335)
Equity earnings of affiliates	1	-	654	-	655
Interest expense, net	(1,551)	(491)	109	870	(1,063)
Interest income	137	6	921	(1,007)	57
Earnings (losses) from subsidiary entities	4,650	4,922	-	(9,572)	-
Other, net	269	2,768	710	-	3,747
Income (loss) from continuing operations before income tax expense	3,040	7,205	8,200	(9,709)	8,736
Income tax (expense) benefit	(588)	-	(1,586)	484	(1,690)
Income (loss) from continuing operations	2,452	7,205	6,614	(9,225)	7,046
Income (loss) from discontinued operations, net of tax	663	(108)	968	(1,246)	277
Net income (loss)	3,115	7,097	7,582	(10,471)	7,323
Less: Net income attributable to noncontrolling interests	-	-	(226)	-	(226)
Net income (loss) attributable to Twenty-First Century Fox stockholders	$3,115	$7,097	$7,356	$(10,471)	$7,097
Comprehensive income (loss) attributable to Twenty-First Century Fox stockholders	$2,566	$6,466	$7,519	$(10,085)	$6,466

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2012

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$-	$25,050	$-	$25,051
Expenses	(386)	-	(19,908)	-	(20,294)
Equity (losses) earnings of affiliates	(5)	-	641	-	636
Interest expense, net	(1,497)	(410)	(10)	885	(1,032)
Interest income	4	7	951	(885)	77
Earnings (losses) from subsidiary entities	1,307	1,632	-	(2,939)	-
Other, net	221	(64)	(132)	-	25
(Loss) income from continuing operations before income tax expense	(355)	1,165	6,592	(2,939)	4,463
Income tax benefit (expense)	87	-	(1,616)	435	(1,094)
(Loss) income from continuing operations	(268)	1,165	4,976	(2,504)	3,369
Income (loss) from discontinued operations, net of tax	74	14	(2,085)	-	(1,997)
Net (loss) income	(194)	1,179	2,891	(2,504)	1,372
Less: Net income attributable to noncontrolling interests	-	-	(193)	-	(193)
Net (loss) income attributable to Twenty-First Century Fox stockholders	$(194)	$1,179	$2,698	$(2,504)	$1,179
Comprehensive (loss) income attributable to Twenty-First Century Fox stockholders	$(231)	$(432)	$1,426	$(1,195)	$(432)

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

At June 30, 2014

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$473	$3,120	$1,822	$-	$5,415
Receivables, net	3	-	6,466	(1)	6,468
Inventories, net	-	-	3,092	-	3,092
Other	10	-	391	-	401
Total current assets	486	3,120	11,771	(1)	15,376
Non-current assets:
Receivables	16	-	438	-	454
Inventories, net	-	-	6,442	-	6,442
Property, plant and equipment, net	145	-	2,786	-	2,931
Intangible assets, net	-	-	8,072	-	8,072
Goodwill	-	-	18,052	-	18,052
Other	410	-	197	-	607
Investments:
Investments in associated companies and other investments	113	19	2,727	-	2,859
Intragroup investments	66,212	46,499	-	(112,711)	-
Total investments	66,325	46,518	2,727	(112,711)	2,859
TOTAL ASSETS	$67,382	$49,638	$50,485	$(112,712)	$54,793
LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$750	$-	$49	$-	$799
Other current liabilities	516	85	7,457	(1)	8,057
Total current liabilities	1,266	85	7,506	(1)	8,856
Non-current liabilities:
Borrowings	16,279	-	1,980	-	18,259
Other non-current liabilities	316	-	5,920	-	6,236
Intercompany	33,276	32,135	(65,411)	-	-
Redeemable noncontrolling interests	-	-	541	-	541
Equity	16,245	17,418	99,949	(112,711)	20,901
TOTAL LIABILITIES AND EQUITY	$67,382	$49,638	$50,485	$(112,712)	$54,793

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

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2014

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities from continuing operations	$(756)	$2,633	$1,087	$-	$2,964
Investing activities:
Property, plant and equipment	(26)	-	(652)	-	(678)
Investments	(4)	-	(771)	-	(775)
Proceeds from dispositions	9	117	392	-	518
Net cash (used in) provided by investing activities from continuing operations	(21)	117	(1,031)	-	(935)
Financing activities:
Borrowings	987	-	168	-	1,155
Repayment of borrowings	(134)	-	(162)	-	(296)
Issuance of shares	-	66	-	-	66
Repurchase of shares	-	(3,772)	-	-	(3,772)
Dividends paid	-	(568)	(224)	-	(792)
Purchase of subsidiary shares from noncontrolling interests	-	-	(127)	-	(127)
Distribution to News Corporation	-	(10)	-	-	(10)
Net cash provided by (used in) financing activities from continuing operations	853	(4,284)	(345)	-	(3,776)
Discontinued operations:
Net cash (used in) provided by from discontinued operations	(127)	698	-	-	571
Net decrease in cash and cash equivalents	(51)	(836)	(289)	-	(1,176)
Cash and cash equivalents, beginning of year	524	3,956	2,179	-	6,659
Exchange movement on cash balances	-	-	(68)	-	(68)
Cash and cash equivalents, end of year	$473	$3,120	$1,822	$-	$5,415

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2013

(in millions)

	21st Century Fox America, Inc.	Twenty‑First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty‑First Century Fox and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities from continuing operations	$(625)	$2,017	$1,610	$-	$3,002
Investing activities:
Property, plant and equipment	(21)	-	(601)	-	(622)
Investments	(17)	(19)	(1,224)	-	(1,260)
Proceeds from dispositions	-	-	1,968	-	1,968
Net cash (used in) provided by investing activities from continuing operations	(38)	(19)	143	-	86
Financing activities:
Borrowings	987	-	290	-	1,277
Repayment of borrowings	(273)	-	(481)	-	(754)
Issuance of shares	-	203	-	-	203
Repurchase of shares	-	(2,026)	-	-	(2,026)
Dividends paid	-	(398)	(215)	-	(613)
Purchase of subsidiary shares from noncontrolling interests	-	-	(163)	-	(163)
Sale of subsidiary shares to noncontrolling interests	19	-	74	-	93
Distribution to News Corporation	-	(1,826)	(762)	-	(2,588)
Net cash provided by (used in) financing activities from continuing operations	733	(4,047)	(1,257)	-	(4,571)
Discontinued operations:
Net cash used in from discontinued operations	(107)	-	(1,324)	-	(1,431)
Net decrease in cash and cash equivalents	(37)	(2,049)	(828)	-	(2,914)
Cash and cash equivalents, beginning of year	561	6,005	3,060	-	9,626
Exchange movement on cash balances	-	-	(53)	-	(53)
Cash and cash equivalents, end of year	$524	$3,956	$2,179	$-	$6,659

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2012

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities from continuing operations	$266	$3,049	$(481)	$-	$2,834
Investing activities:
Property, plant and equipment	(57)	-	(507)	-	(564)
Investments	(15)	-	(591)	-	(606)
Proceeds from dispositions	7	11	386	-	404
Net cash (used in) provided by investing activities from continuing operations	(65)	11	(712)	-	(766)
Financing activities:
Repayment of borrowings	-	-	(35)	-	(35)
Issuance of shares	-	167	-	-	167
Repurchase of shares	-	(4,589)	-	-	(4,589)
Dividends paid	-	(449)	(131)	-	(580)
Purchase of subsidiary shares from noncontrolling interests	-	-	(65)	-	(65)
Net cash used in financing activities from continuing operations	-	(4,871)	(231)	-	(5,102)
Discontinued operations:
Net cash from discontinued operations	-	-	288	-	288
Net increase (decrease) in cash and cash equivalents	201	(1,811)	(1,136)	-	(2,746)
Cash and cash equivalents, beginning of year	360	7,816	4,504	-	12,680
Exchange movement on cash balances	-	-	(308)	-	(308)
Cash and cash equivalents, end of year	$561	$6,005	$3,060	$-	$9,626

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report and the report of the independent registered public accounting firm thereon are set forth on pages 73 and 74, respectively, and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of the fiscal year ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

On August 12, 2014, the Company filed with the office of the Secretary of State of the State of Delaware a Certificate of Elimination, whereupon all matters set forth in the Certificate of Designation with respect to the Series A Junior Participating Preferred Stock (the “Preferred Stock”) were eliminated from the Company’s Restated Certificate of Incorporation. The Preferred Stock was originally designated in order to be made available upon an exercise of rights granted pursuant to the Company’s Stockholder Rights Agreement which expired in accordance with its terms, on May 24, 2014.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item with respect to the Company’s Directors is contained in the Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC under the headings “Election of Directors” and is incorporated by reference in this Annual Report.

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

The information required by this item with respect to executive compensation and director compensation is contained in the Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation,” respectively, and is incorporated herein by reference in this Annual Report.

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

Date: August 13, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ K. RUPERT MURDOCH K. Rupert Murdoch	Chairman and Chief Executive Officer (Principal Executive Officer)	August 13, 2014
/S/ JOHN P. NALLEN John Nallen	Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 13, 2014
/S/ DELPHINE ARNAULT Delphine Arnault	Director	August 13, 2014
/S/ JAMES W. BREYER James W. Breyer	Director	August 13, 2014
/S/ CHASE CAREY Chase Carey	Director	August 13, 2014
/S/ DAVID F. DEVOE David F. DeVoe	Director	August 13, 2014
/S/ Viet Dinh Viet Dinh	Director	August 13, 2014
/S/ RODERICK I. EDDINGTON Roderick I. Eddington	Director	August 13, 2014
/S/ JAMES R. MURDOCH James R. Murdoch	Director	August 13, 2014
/S/ LACHLAN K. MURDOCH Lachlan K. Murdoch	Director	August 13, 2014
/S/ JACQUES NASSER Jacques Nasser	Director	August 13, 2014
/S/ ROBERT SILBERMAN Robert Silberman	Director	August 13, 2014

EXHIBIT INDEX

Number	Description

2.1

Separation and Distribution Agreement, dated June 28, 2013, between the Registrant and New Newscorp Inc (now known as News Corporation). (Incorporated by reference to Exhibit 2.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on July 3, 2013.)

2.2

Tax Sharing and Indemnification Agreement, dated June 28, 2013, between the Registrant and New Newscorp Inc (Incorporated by reference to Exhibit 2.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on July 3, 2013.)

3.1

Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 19, 2013.)

3.2	Certificate of Elimination.*
3.3

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

Number	Description
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

Number	Description
4.48

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

4.50

Registration Rights Agreement, dated as of September 30, 2013, by and among News America Incorporated, the Registrant and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. LLC (Incorporated by reference to Exhibit 4.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 6, 2013.)

4.51

Form of Notes representing $300,000,000 principal amount of 4.00% Senior Notes due 2023, dated September 30, 2013. (Incorporated by reference to Exhibit 4.2 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 6, 2013.)

4.52

Form of Notes representing $700,000,000 principal amount of 5.40% Senior Notes due 2043, dated September 30, 2013. (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 6, 2013.)

10.1

Master Assignment, Assumption and Indemnity Agreement, dated as of September 13, 2004, by and between The News Corporation Limited, Carlholt Pty. Ltd. and News Corporation, Inc. (Incorporated by reference to Exhibit 10.14 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

10.2

2004 Stock Option Plan. (Incorporated by reference to Exhibit 10.12 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.) ±

10.3

2004 Replacement Stock Option Plan. (Incorporated by reference to Exhibit 10.13 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.) ±

10.4

2005 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on July 7, 2005.) ±

10.5

Amendment No. 1 to the 2005 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.12 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.) ±

10.6

Amendment No. 2 to the 2005 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 10, 2013.) ±

10.7

Twenty-First Century Fox, Inc. 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on October 18, 2013.) ±

10.8

Form of Restricted Share Unit Agreement for Cash-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.2 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 10, 2005.) ±

Number	Description
10.9

Form of Restricted Share Unit Agreement for Stock-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.3 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 10, 2005.) ±

10.10

Form of Performance Award Agreement Settled in Cash-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.23 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.) ±

10.11

Form of Performance Award Agreement Settled in Stock-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.24 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.) ±

10.12

Summary of Terms and Conditions of the Registrant’s Executive Officer Performance Stock Units. (Incorporated by reference to Exhibit 10.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 3, 2010.) ±

10.13

Letter Agreement, dated August 2, 2010, between the Registrant and K. Rupert Murdoch. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 4, 2010.) ±

10.14

Employment Agreement, dated as of November 15, 2004, by and between News America Incorporated and David F. DeVoe. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 5, 2005.) ±

10.15

Amendment to the Employment Agreement, dated December 16, 2008, between News America Incorporated and David F. DeVoe. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 6, 2009.) ±

10.16

Letter Agreement between the Registrant and David F. DeVoe, dated July 31, 2009. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 5, 2009.) ±

10.17

Employment Letter Agreement, dated August 2, 2010, between News America Incorporated and David F. DeVoe. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 4, 2010.) ±

10.18

Letter Agreement, dated August 2, 2010, between the Registrant and David F. DeVoe. (Incorporated by reference to Exhibit 10.5 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 4, 2010.) ±

10.19

Letter Agreement, dated as of July 1, 2013, between News America Incorporated and David F. DeVoe. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 6, 2013.) ±

10.20

Summary of Key Terms of the Compensation Arrangement for James R. Murdoch. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 8, 2008.) ±

10.21

Letter Agreement, dated August 2, 2010, between the Registrant and James R. Murdoch. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 4, 2010.) ±

10.22

Amended and Restated Employment Agreement, effective as of July 1, 2010, between News America Incorporated and Chase Carey. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 4, 2010.) ±

Number	Description
10.23

Amendment, dated June 11, 2012, to the Amended and Restated Employment Agreement, effective as of July 1, 2010, between News America Incorporated and Chase Carey. (Incorporated by reference to Exhibit 10.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on June 14, 2012.) ±

10.24	Letter Agreement, effective as of June 9, 2014, between 21st Century Fox America, Inc. and Chase Carey.* ±
10.25

Form of Performance Stock Unit Agreement Settled in Stock-Settled Performance Stock Units. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 4, 2011.) ±

10.26

Form of Performance Stock Unit Agreement Settled in Cash-Settled Performance Stock Units. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 10, 2012.) ±

10.27

Form of Bridge Award Agreement for Stock-Settled Bridge Award Units (Incorporated by reference to Exhibit 10.25 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 14, 2012). ±

10.28

Form of Summary of Performance Stock Unit Terms and Conditions for Stock-Settled Performance Stock Units. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 6, 2013.) ±

10.29

Stipulation of Settlement, dated April 12, 2006. (Incorporated by reference to Exhibit 10.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on April 13, 2006.)

10.30

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

10.31

Voting and Support Agreement, by and among the Registrant and the signatory stockholders thereto, dated as of July 31, 2007. (Incorporated by reference to Exhibit 10.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 1, 2007.)

10.32

Form of Voting Agreement by and between the Registrant and the Murdoch Family Interests, dated April 18, 2012. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on April 18, 2012.)

10.33

Employment Agreement, effective as of February 1, 2012, between News America Incorporated and Gerson Zweifach. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 9, 2012.) ±

10.34

Employment Agreement, effective as of July 1, 2013, between News America Incorporated and John P. Nallen. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 6, 2013.) ±

12.1	Ratio of Earnings to Fixed Charges. *

Number	Description
21	List of Subsidiaries. *
23.1	Consent of Ernst & Young LLP. *
31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. *
31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. *
32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002. **
101

The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2014, 2013 and 2012; (ii) Consolidated Balance Sheets as of June 30, 2014 and 2013; (iii) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2014, 2013 and 2012; (iv) Consolidated Statements of Equity and Other Comprehensive Income for the fiscal years ended June 30, 2014, 2013 and 2012 and (v) Notes to the Consolidated Financial Statements. *

*	Filed herewith.
**	Furnished herewith.
±	Management contract or compensatory plan or arrangement.