Form 10-Q
period 2014-09-30
TWENTY-FIRST CENTURY FOX, INC.
filed 2014-11-07
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

TWENTY-FIRST CENTURY FOX, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

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

As of October 31, 2014, 1,357,602,096 shares of Class A Common Stock, par value $0.01 per share, and 798,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

TWENTY-FIRST CENTURY FOX, INC.

FORM 10-Q

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended September 30,
	2014	2013
Revenues	$7,887	$7,061
Operating expenses	(5,052)	(4,447)
Selling, general and administrative	(1,079)	(1,018)
Depreciation and amortization	(276)	(313)
Equity earnings of affiliates	379	92
Interest expense, net	(305)	(272)
Interest income	14	8
Other, net	35	(35)
Income from continuing operations before income tax expense	1,603	1,076
Income tax expense	(503)	(300)
Income from continuing operations	1,100	776
(Loss) income from discontinued operations, net of tax	(7)	487
Net income	1,093	1,263
Less: Net income attributable to noncontrolling interests	(56)	(8)
Net income attributable to Twenty-First Century Fox, Inc. stockholders	$1,037	$1,255

Earnings per share data

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders - basic and diluted	$1,044	$768

Weighted average shares:
Basic	2,191	2,306
Diluted	2,195	2,309

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share - basic and diluted	$0.48	$0.33

Net income attributable to Twenty-First Century Fox, Inc. stockholders per share - basic and diluted	$0.47	$0.54

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the three months ended September 30,
	2014	2013
Net income	$1,093	$1,263
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(900)	390
Unrealized holding losses on securities	(10)	(12)
Benefit plan adjustments	6	6
Other comprehensive (loss) income, net of tax	(904)	384
Comprehensive income	189	1,647
Less: Net income attributable to noncontrolling interests(a)	(56)	(8)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	182	(93)
Comprehensive income attributable to Twenty-First Century Fox, Inc. stockholders	$315	$1,546

(a)

Net income attributable to noncontrolling interests includes $24 million and $23 million for the three months ended September 30, 2014 and 2013, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of September 30, 2014	As of June 30, 2014
	(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents	$4,656	$5,415
Receivables, net	6,350	6,468
Inventories, net	3,385	3,092
Other	559	401
Total current assets	14,950	15,376
Non-current assets:
Receivables	483	454
Investments	3,734	2,859
Inventories, net	6,748	6,442
Property, plant and equipment, net	2,794	2,931
Intangible assets, net	7,831	8,072
Goodwill	17,609	18,052
Other non-current assets	562	607
Total assets	$54,711	$54,793
Liabilities and Equity:
Current liabilities:
Borrowings	$814	$799
Accounts payable, accrued expenses and other current liabilities	4,383	4,183
Participations, residuals and royalties payable	1,674	1,546
Program rights payable	1,615	1,638
Deferred revenue	672	690
Total current liabilities	9,158	8,856
Non-current liabilities:
Borrowings	19,395	18,259
Other liabilities	3,516	3,507
Deferred income taxes	2,562	2,729
Redeemable noncontrolling interests	540	541
Commitments and contingencies
Equity:
Class A common stock(a)	14	14
Class B common stock(b)	8	8
Additional paid-in capital	14,868	15,041
Retained earnings	2,131	2,389
Accumulated other comprehensive loss	(756)	(34)
Total Twenty-First Century Fox, Inc. stockholders' equity	16,265	17,418
Noncontrolling interests	3,275	3,483
Total equity	19,540	20,901
Total liabilities and equity	$54,711	$54,793

(a)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,375,359,332 shares and 1,408,305,942 shares issued and outstanding, net of 123,687,371 treasury shares at par, at September 30, 2014 and June 30, 2014, respectively.

(b)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 356,993,807 treasury shares at par, at September 30, 2014 and June 30, 2014.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the three months ended September 30,
	2014	2013
Operating activities:
Net income	$1,093	$1,263
Less: (Loss) income from discontinued operations, net of tax	(7)	487
Income from continuing operations	1,100	776
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Amortization of cable distribution investments	23	22
Equity-based compensation	53	37
Depreciation and amortization	276	313
Equity earnings of affiliates	(379)	(92)
Cash distributions received from affiliates	3	13
Other, net	(35)	35
Deferred income taxes	91	(83)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	26	(150)
Inventories net of program rights payable	(590)	(718)
Accounts payable and other liabilities	(111)	192
Net cash provided by operating activities from continuing operations	457	345
Investing activities:
Property, plant and equipment	(127)	(171)
Acquisitions, net of cash acquired	-	(7)
Investments in equity affiliates	(950)	(137)
Other investments	(13)	(14)
Proceeds from dispositions	69	3
Net cash used in investing activities from continuing operations	(1,021)	(326)
Financing activities:
Borrowings	1,289	987
Repayment of borrowings	(114)	-
Issuance of shares	48	66
Repurchase of shares	(1,273)	(913)
Dividends paid	(82)	(58)
Purchase of subsidiary shares from noncontrolling interests	-	(75)
Distribution to News Corporation	-	(10)
Net cash used in financing activities from continuing operations	(132)	(3)
Net decrease in cash and cash equivalents from discontinued operations	(17)	(29)
Net decrease in cash and cash equivalents	(713)	(13)
Cash and cash equivalents, beginning of year	5,415	6,659
Exchange movement on cash balances	(46)	35
Cash and cash equivalents, end of period	$4,656	$6,681

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Twenty-First Century Fox, Inc. and its subsidiaries (together, “Twenty-First Century Fox” or the “Company”) is a Delaware corporation. Twenty-First Century Fox is a diversified global media and entertainment company, which manages and reports its businesses in five segments: Cable Network Programming, Television, Filmed Entertainment, Direct Broadcast Satellite Television (“DBS”) and Other, Corporate and Eliminations.

The accompanying Unaudited Consolidated Financial Statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these Unaudited Consolidated Financial Statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015.

These interim Unaudited Consolidated Financial Statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 as filed with the Securities and Exchange Commission (“SEC”) on August 14, 2014 (the “2014 Form 10-K”).

The Unaudited Consolidated Financial Statements include the accounts of Twenty-First Century Fox. All significant intercompany accounts and transactions have been eliminated in consolidation, including the intercompany portion of transactions with equity method investees. Investments in and advances to equity or joint ventures in which the Company has significant influence, but less than a controlling voting interest, are accounted for using the equity method. Investments in which the Company has no significant influence are designated as available-for-sale investments if readily determinable market values are available. If an investment’s fair value is not readily determinable, the Company accounts for its investment at cost.

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates.

Certain fiscal 2014 amounts have been reclassified to conform to the fiscal 2015 presentation. Unless indicated otherwise, the information in the notes to the Unaudited Consolidated Financial Statements relate to the Company’s continuing operations.

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”, (“ASU 2013-05”). The objective of ASU 2013-05 is to resolve the diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets or a business within a foreign entity. ASU 2013-05 is effective for the Company for interim reporting periods beginning July 1, 2014. The Company’s adoption of ASU 2013-05 did not have a material effect on the Company’s consolidated financial statements.

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

The Company’s acquisitions support the Company’s strategic priority of increasing its brand presence and reach in key domestic and international markets, acquiring greater control of investments that complement its portfolio of businesses, creating new pay-TV sports franchises and leveraging its sports broadcasting rights.

Fiscal 2015

Acquisitions

San Francisco-Bay Area Television Stations

In October 2014, the Company acquired two San Francisco-Bay area television stations, KTVU-TV FOX 2 and KICU-TV 36, from Cox Media Group in exchange for the Company’s FOX Broadcasting Company (“FOX”) affiliated stations WHBQ-TV FOX 13 and WFXT-TV FOX 25, located in the Memphis and Boston markets, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Dispositions

Sky Italia and Sky Deutschland

In July 2014, the Company entered into agreements with British Sky Broadcasting Group plc (“BSkyB”) to sell its 100% and 57% (on a fully diluted basis) ownership stakes in Sky Italia and Sky Deutschland AG (“Sky Deutschland”), respectively, for approximately $8.7 billion (based on foreign currency exchange rates as of September 30, 2014) comprised of approximately $8.1 billion in cash and the transfer to the Company of BSkyB’s 21% interest in NGC Network International LLC and NGC Network Latin America LLC (collectively “NGC International”), increasing the Company’s ownership stake to 73% in NGC International. The carrying value of the Company’s investment in Sky Italia and Sky Deutschland was approximately $4.2 billion as of September 30, 2014 which excludes noncontrolling interests of approximately $2.1 billion. In connection with this transaction, the Company participated in BSkyB’s equity offering in July 2014 by purchasing additional shares in BSkyB for approximately $900 million and maintained the Company’s 39% ownership interest. On October 6, 2014, BSkyB shareholders approved the agreements; however the agreements are subject to customary closing conditions. The sale is expected to be completed in the second quarter of fiscal 2015, and upon completion, Sky Italia and Sky Deutschland will thereafter cease to be consolidated subsidiaries of the Company. The Company expects to record a gain on this transaction and anticipates it will use most of its U.S. capital loss carryforwards and foreign tax credit carryforwards to offset a substantial amount of the taxable gain which is likely to be recognized.

In January 2011, the Company purchased a convertible bond from Sky Deutschland for approximately $225 million. In October 2014, the Company exercised its right to convert the bonds into 53.9 million Sky Deutschland shares increasing the Company’s ownership interest to 57%.

Shine Group

In October 2014, the Company and funds managed by Apollo Global Management, LLC (“Apollo”) agreed to form a joint venture to which the Company will contribute its interests in the Shine Group and cash, comprising an aggregate carrying value of approximately $800 million. The joint venture will be comprised of the Shine Group, Endemol, and the CORE Media Group and will be jointly managed by the Company and Apollo, with each owning 50%. The agreements are subject to regulatory approvals and customary closing conditions. The transaction is expected to be completed by the end of the second quarter of fiscal 2015, and upon completion, the Shine Group will thereafter cease to be a consolidated subsidiary of the Company.

Fiscal 2014

Acquisitions

Yankees Entertainment and Sports Network

On February 28, 2014, the Company acquired an additional 31% interest in the Yankees Entertainment and Sports Network (“YES Network”), increasing the Company’s ownership interest to 80%, for approximately $680 million, net of cash acquired. The aggregate excess purchase price has been preliminarily allocated, based on a provisional valuation of 100% of the YES Network, as follows: approximately $1.7 billion to intangible assets consisting of multi-channel video programming distributor (“MVPD”) affiliate agreements and relationships with useful lives of 20 years and advertiser relationships with useful lives of 6 years, and the indefinite-lived YES Network trade name; approximately $1.7 billion to debt; approximately $1.6 billion representing the goodwill on the transaction; and other net assets.

As the accounting for the business combination is based on provisional amounts and the allocation of the excess purchase price is not final, the amounts allocated to intangibles and goodwill, the estimates of useful lives and the related amortization expense are subject to changes pending the completion of the final valuation of certain assets and liabilities. A change in the purchase price allocation and any estimates of useful lives could result in a change in the value allocated to the intangible assets that could impact future amortization expense.

NOTE 3. DISCONTINUED OPERATIONS

Separation of News Corp

On June 28, 2013, the Company completed the separation of its business into two independent publicly traded companies (the “Separation”) by distributing to its stockholders all of the outstanding shares of the new News Corporation (“News Corp”). The Company retained its interests in a global portfolio of media and entertainment assets spanning six continents. News Corp holds the Company’s former businesses including newspapers, information services and integrated marketing services, digital real estate services, book publishing, digital education and sports programming and pay-TV distribution in Australia. The Company completed the Separation by distributing to its stockholders one share of News Corp Class A common stock for every four shares of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”) held on June 21, 2013, and one share of

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

News Corp Class B common stock for every four shares of the Company’s Class B common stock, par value $0.01 per share (“Class B Common Stock”) held on June 21, 2013. The Company’s stockholders received cash in lieu of fractional shares. Following the Separation, the Company does not beneficially own any shares of News Corp Class A common stock or News Corp Class B common stock.

Effective June 28, 2013, the Separation qualified for discontinued operations treatment in accordance with Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations”, and accordingly the Company deconsolidated News Corp’s balance sheet as of June 30, 2013, and presented its results for the three months ended September 30, 2014 and 2013 as discontinued operations on the Unaudited Consolidated Statements of Operations and the Unaudited Consolidated Statements of Cash Flows.

Summarized Financial Information

(Loss) income from discontinued operations related to News Corp were as follows:

	For the three months ended September 30,
	2014	2013
	(in millions, except per share data)
(Loss) income before income tax (expense) benefit(a)	$(7)	$487
(Loss) income from discontinued operations, net of tax	$(7)	$487
Income from discontinued operations, net of tax attributable to Twenty-First Century Fox stockholders per share - basic and diluted	$-	$0.21

(a)	Includes the net tax refund recognized, pursuant to the tax sharing and indemnification agreement with News Corp, of approximately $500 million during the three months ended September 30, 2013.

Net cash used in operating activities from discontinued operations of News Corp for the three months ended September 30, 2014 and 2013 were $17 million and $29 million, respectively.

NOTE 4. RECEIVABLES, NET

Receivables, net are presented net of an allowance for returns and doubtful accounts, which is an estimate of amounts that may not be collectible.

Receivables, net consist of:

	As of September 30, 2014	As of June 30, 2014
	(in millions)
Total receivables	$7,596	$7,737
Allowances for returns and doubtful accounts	(763)	(815)
Total receivables, net	6,833	6,922
Less: current receivables, net	(6,350)	(6,468)
Non-current receivables, net	$483	$454

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. INVENTORIES

The Company’s inventories were comprised of the following:

	As of September 30, 2014	As of June 30, 2014
	(in millions)
Programming rights	$6,344	$5,812
DVDs, Blu-rays and other merchandise	89	81
Filmed entertainment costs:
Films:
Released	1,124	1,025
Completed, not released	93	317
In production	930	819
In development or preproduction	185	151
	2,332	2,312
Television productions:
Released	811	862
In production	556	463
In development or preproduction	1	4
	1,368	1,329
Total filmed entertainment costs, less accumulated amortization(a)	3,700	3,641
Total inventories, net	10,133	9,534
Less: current portion of inventories, net(b)	(3,385)	(3,092)
Total non-current inventories, net	$6,748	$6,442

(a)

Does not include $327 million and $335 million of net intangible film library costs as of September 30, 2014 and June 30, 2014, respectively, which were included in intangible assets subject to amortization in the Consolidated Balance Sheets.

(b)	Current portion of inventories as of September 30, 2014 and June 30, 2014 was comprised of programming rights ($3,296 million and $3,011 million, respectively), DVDs, Blu-rays and other merchandise.

NOTE 6. INVESTMENTS

The Company’s investments were comprised of the following:

		Ownership percentage as of September 30, 2014	As of September 30, 2014	As of June 30, 2014
			(in millions)
Equity method investments:
British Sky Broadcasting Group plc(a)	U.K. DBS operator	39%	$3,253	$2,359
Other equity method investments		various	226	197
Fair value of available-for-sale investments(b)		various	74	124
Other investments		various	181	179
Total investments			$3,734	$2,859

(a)

The Company’s investment in BSkyB had a market value of $9.6 billion at September 30, 2014 and was valued using the quoted market price on the London Stock Exchange. (a Level 1 measurement as defined in Note 7 – Fair Value)

(b)

The balance as of June 30, 2014 includes the carrying value of the Company’s investment in Bona Film Group (“Bona”), a film distributor in China. In July 2014, the Company sold its entire interest in Bona for approximately $70 million in cash.

BSkyB

BSkyB’s shareholders and board of directors have authorized a share repurchase program. Since BSkyB’s market purchases of shares is subject to shareholder authorization, favorable market conditions and availability in the market, the number of shares

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

repurchased may vary from period to period. The current authorization is effective until the 2014 annual general meeting of BSkyB shareholders. However, BSkyB’s share repurchase program was suspended in July 2014.

In July 2014, the Company participated in BSkyB’s equity offering by purchasing approximately $900 million of additional shares in BSkyB and maintained the Company’s 39% ownership interest. (See Note 2 – Acquisitions, Disposals and Other Transactions)

In July 2014, BSkyB sold a portion of its investment in ITV plc, and as a result, the Company’s pro rata portion of the gain on this transaction, of approximately $280 million, is included in Equity earnings of affiliates in the Unaudited Consolidated Financial Statements of Operations for the three months ended September 30, 2014.

NOTE 7. FAIR VALUE

In accordance with ASC 820, “Fair Value Measurement”, fair value measurements are required to be disclosed using a three-tiered fair value hierarchy which distinguishes market participant assumptions into the following categories: (i) inputs that are quoted prices in active markets (“Level 1”); (ii) inputs other than quoted prices included within Level 1 that are observable, including quoted prices for similar assets or liabilities (“Level 2”); and (iii) inputs that require the entity to use its own assumptions about market participant assumptions (“Level 3”).

The tables below present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair value measurements
	As of September 30, 2014
Description	Total	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities(a)	$74	$74	$-	$-
Derivatives(b)	116	-	116	-
Liabilities
Contingent consideration(c)	(135)	-	-	(135)
Redeemable noncontrolling interests(d)	(540)	-	-	(540)
Total	$(485)	$74	$116	$(675)

	As of June 30, 2014
Description	Total	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets
Available-for-sale securities(a)	$124	$124	$-	$-
Liabilities
Derivatives(b)	(10)	-	(10)	-
Contingent consideration(c)	(134)	-	-	(134)
Redeemable noncontrolling interests(d)	(541)	-	-	(541)
Total	$(561)	$124	$(10)	$(675)

(a)	See Note 6 – Investments.
(b)	Primarily represents derivatives associated with the Company’s foreign currency forward contracts and interest rate swap contracts which are valued using an income approach.
(c)	Represents contingent consideration related to the acquisitions of Eredivisie Media & Marketing and SportsTime Ohio in fiscal 2013.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(d)

The Company accounts for redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity”, because their exercise is outside the control of the Company. The redeemable noncontrolling interests recorded at fair value are put arrangements held by the noncontrolling interests in certain of the Company’s majority-owned sports networks. The Company utilizes the market, income or cost approaches or a combination of these valuation techniques for its Level 3 fair value measures, using observable inputs such as market data obtained from independent sources. To the extent observable inputs are not available, the Company utilizes unobservable inputs based upon the assumptions market participants would use in valuing the asset (liability). As of September 30, 2014, one minority shareholder’s put right is currently exercisable and another minority shareholder’s put right will become exercisable in March 2015. The remaining redeemable noncontrolling interest is currently not exercisable and is not material.

Financial Instruments

The carrying value of the Company’s cash and cash equivalents, receivables, payables and cost method investments, approximates fair value.

Borrowings

	As of September 30, 2014	As of June 30, 2014
	(in millions)
Fair value of borrowings	$23,716	$22,692
Carrying value of borrowings	$20,209	$19,058

Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market (a Level 1 measurement).

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts primarily to hedge certain exposures to foreign currency exchange risks associated with the cost of producing or acquiring films and television programming as well as its investment in certain foreign operations.

	As of September 30, 2014	As of June 30, 2014
	(in millions)
Cash flow hedges

Notional amount of cash flow hedges	$516	$393
Fair value of cash flow hedges	$3	$(3)

Net investment hedges

Notional amount of net investment hedges	$4,156	$-
Fair value of net investment hedges	$69	$-

Economic hedges

Notional amount of economic hedges	$4,899	$305
Fair value of economic hedges	$50	$(1)

The increase in balances as of September 30, 2014 is primarily due to the Company’s use of foreign currency forward contracts as economic hedges (not designated and qualifying as hedging instruments under ASC 815, “Derivatives and Hedging”) in connection with upcoming transactions.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swap Contracts

The Company uses interest rate swap contracts to hedge certain exposures to interest rate risks associated with certain borrowings.

	As of September 30, 2014	As of June 30, 2014
	(in millions)
Cash flow hedges

Notional amount of interest rate swap contracts	$284	$308
Fair value of interest rate swap contracts	$(6)	$(6)

Economic hedges

Notional amount of interest rate swap contracts	$268	$270
Fair value of interest rate swap contracts	$-	$-

The following table shows the changes in fair value of derivatives designated as cash flow hedges and other derivatives:

	For the three months ended September 30,
	2014	2013
	(in millions)
Beginning of period	$(10)	$3
Changes in fair value recorded in accumulated other comprehensive income (loss), net of settlements	75	(9)
Reclassified losses (gains) from accumulated other comprehensive loss to net income	1	(2)
Other	50	(3)
End of period	$116	$(11)

The effective changes in the fair values of derivative contracts designated as cash flow hedges are reclassified from accumulated other comprehensive loss to net income when the underlying hedged item is recognized in earnings. For foreign currency forward contracts designated as cash flow hedges, the Company expects to reclassify the cumulative changes in fair values, included in accumulated other comprehensive loss, within the next 12 months. For interest rate swaps designated as cash flow hedges, the Company expects to reclassify changes in fair values included in accumulated other comprehensive loss to earnings during the relevant period as interest payments are made. Cash flows from the settlement of derivative contracts designated as cash flow hedges offset cash flows from the underlying hedged items and are included in operating activities in the Unaudited Consolidated Statements of Cash Flows. For net investment hedges, the Company expects to reclassify changes in fair values included in accumulated other comprehensive loss to earnings on disposal of the foreign operation.

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of September 30, 2014 or June 30, 2014 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At September 30, 2014, the Company did not anticipate nonperformance by any of the counterparties.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. BORROWINGS

Borrowings include bank loans, public debt and other borrowings.

Senior Notes Issued

In September 2014, 21st Century Fox America, Inc. (“21CFA”), a wholly-owned subsidiary of the Company, issued $600 million of 3.70% Senior Notes due 2024 and $600 million of 4.75% Senior Notes due 2044. The net proceeds of approximately $1.19 billion will be used for general corporate purposes.

Bank loans

In fiscal 2014, Sky Deutschland amended its credit agreement to increase the size of its revolving credit facility by €78.5 million. Sky Deutschland intends to draw and utilize funds from the enhanced facility for the development of production capabilities. If Sky Deutschland does not draw and utilize the funds by December 31, 2014, this amendment to the credit agreement will be rescinded. The amendment did not materially change the terms of the original credit facility.

NOTE 9. STOCKHOLDERS’ EQUITY

The following table summarizes changes in equity:

	For the three months ended September 30,
	2014				2013
	Twenty-First				Twenty-First
	Century Fox	Noncontrolling		Total	Century Fox	Noncontrolling		Total
	stockholders	interests		equity	stockholders	interests		equity
	(in millions)
Balance, beginning of period	$17,418	$3,483		$20,901	$16,998	$3,127		$20,125
Net income	1,037	32	(a)	1,069	1,255	(15)	(a)	1,240
Other comprehensive (loss) income	(722)	(182)		(904)	291	93		384
Cancellation of shares, net	(1,089)	-		(1,089)	(742)	-		(742)
Dividends declared	(273)	-		(273)	(287)	-		(287)
Other	(106)	(58)	(b)	(164)	(291)	(52)	(b)	(343)
Balance, end of period	$16,265	$3,275		$19,540	$17,224	$3,153		$20,377

(a)

Net income attributable to noncontrolling interests excludes $24 million and $23 million for the three months ended September 30, 2014 and 2013, respectively, relating to redeemable noncontrolling interests which are reflected in temporary equity.

(b)

Other activity attributable to noncontrolling interests excludes $(25) million and $(24) million for the three months ended September 30, 2014 and 2013, respectively, relating to redeemable noncontrolling interests.

Other Comprehensive Income

Comprehensive income is reported in the Unaudited Consolidated Statements of Comprehensive Income and consists of Net income and other gains and losses, including foreign currency translation adjustments, unrealized holding gains and losses on securities, and benefit plan adjustments, which affect stockholders’ equity, and under GAAP, are excluded from Net income.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity within Other comprehensive (loss) income:

	For the three months ended September 30, 2014
	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized losses	$(1,031)	$131	$(900)
Amount reclassified on hedging activity(a)	1	(1)	-
Other comprehensive loss	$(1,030)	$130	$(900)
Gains and losses on securities
Unrealized gains	$262	$(92)	$170
Amount reclassified on sale of securities(b)	(277)	97	(180)
Other comprehensive loss	$(15)	$5	$(10)
Benefit plan adjustments
Reclassification adjustments realized in net income(c)	$10	$(4)	$6
Other comprehensive income	$10	$(4)	$6

	For the three months ended September 30, 2013
	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized gains	$448	$(57)	$391
Amount reclassified on hedging activity(a)	(2)	1	(1)
Other comprehensive income	$446	$(56)	$390
Gains and losses on securities
Unrealized losses	$(18)	$6	$(12)
Other comprehensive loss	$(18)	$6	$(12)
Benefit plan adjustments
Reclassification adjustments realized in net income(c)	$10	$(4)	$6
Other comprehensive income	$10	$(4)	$6

(a)

Reclassifications of amounts related to hedging activity are included in Operating expenses or Selling, general and administrative expenses, as appropriate, in the Unaudited Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013.

(b)

Reclassifications of amounts related to gains and losses on securities are included in Equity earnings of affiliates or Other, net, as appropriate, in the Unaudited Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013.

(c)

Reclassifications of amounts related to benefit plan adjustments are included in Selling, general and administrative expenses in the Unaudited Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013.

Earnings Per Share Data

The following table sets forth the Company’s computation of Income from continuing operations attributable to Twenty-First Century Fox stockholders:

	For the three months ended September 30,
	2014	2013
	(in millions)
Income from continuing operations	$1,100	$776
Less: Net income attributable to noncontrolling interests	(56)	(8)
Income from continuing operations attributable to Twenty-First Century Fox stockholders	$1,044	$768

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Stock Repurchase Program

The Board has authorized a stock repurchase program, under which the Company is currently authorized to acquire Class A Common Stock. The remaining authorized amount under the Company’s stock repurchase program at June 30, 2014, excluding commissions, was approximately $0.6 billion. In August 2014, the Company announced that the Board approved an additional $6 billion authorization, excluding commissions, to the Company’s stock repurchase program for the repurchase of Class A Common Stock. The Company intends to complete this stock repurchase program by August 2015.

The remaining authorized amount under the Company’s stock repurchase program as of September 30, 2014, excluding commissions, was approximately $5.2 billion.

The program may be modified, extended, suspended or discontinued at any time.

Dividends

The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and the Class B Common Stock:

	For the three months ended September 30,
	2014	2013
Cash dividend per share	$0.125	$0.125

The Company declared a dividend of $0.125 per share on both the Class A Common Stock and Class B Common Stock in the three months ended September 30, 2014, which was paid in October 2014 to stockholders of record on September 10, 2014.

Temporary Suspension of Voting Rights Affecting Non-U.S. Stockholders

On April 18, 2012, the Company announced that it suspended 50% of the voting rights of the Class B Common Stock held by stockholders who are not U.S. citizens (“Non-U.S. Stockholders”) in order to maintain compliance with U.S. law which states that no broadcast station licensee may be owned by a corporation if more than 25% of that corporation’s stock was owned or voted by Non-U.S. Stockholders, their representatives, or by any other corporation organized under the laws of a foreign country. The Company owns broadcast station licensees in connection with its ownership and operation of U.S. television stations. As of September 2014, the suspension of voting rights of shares of Class B Common Stock held by Non-U.S. Stockholders was 10%. This suspension of voting rights will remain in place for as long as the Company deems it necessary to maintain compliance with applicable U.S. law, and may be adjusted by the Audit Committee as it deems appropriate.

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

NOTE 10. EQUITY-BASED COMPENSATION

In August 2014, the Compensation Committee determined to convert approximately 2.1 million outstanding cash-settled equity awards granted to certain named executive officers for the fiscal 2013-2015 and fiscal 2014-2016 performance periods from cash-settled to stock-settled awards. As a result, all currently outstanding equity awards granted to the Company’s named executive officers are stock-settled and the remaining cash settled awards outstanding are not material.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s equity-based compensation transactions:

	For the three months ended September 30,
	2014	2013
	(in millions)
Equity-based compensation	$61	$67
Intrinsic value of all settled equity-based awards	$292	$290
Tax benefit on vested equity-based awards	$105	$93

As of September 30, 2014, the Company’s total compensation cost related to equity-based awards, not yet recognized, was approximately $225 million, and is expected to be recognized over a weighted average period between one and two years. Compensation expense on all equity-based awards is generally recognized on a straight-line basis over the vesting period of the entire award. However, certain performance based awards are recognized on an accelerated basis.

As of September 30, 2014 and June 30, 2014, the liability for cash-settled awards was approximately $45 million and $165 million, respectively. Cash settled awards are marked-to-market at each reporting period.

Performance Stock Units

The Company’s stock based awards are granted in Class A Common Stock. During the three months ended September 30, 2014, approximately 3.9 million performance stock units (“PSUs”) were granted and approximately 6.9 million PSUs vested. Approximately 1.7 million units of the awards that vested were settled in cash.

During the three months ended September 30, 2013, approximately 4.8 million PSUs were granted and 2.8 million PSUs vested. Approximately 2.1 million units of the awards that vested were settled in cash.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal operations. Except for the issuance of 3.70% and 4.75% Senior Notes due 2024 and 2044, respectively (See Note 8 – Borrowings), the Company’s commitments as of September 30, 2014 have not changed significantly from disclosures included in the 2014 Form 10-K.

Guarantees

The Company’s guarantees as of September 30, 2014 have not changed significantly from disclosures included in the 2014 Form 10-K.

Contingencies

Shareholder Litigation

Southern District of New York

On July 19, 2011, a purported class action lawsuit captioned Wilder v. News Corp., et al. (“Wilder Litigation”), was filed on behalf of all purchasers of the Company’s common stock between March 3, 2011 and July 11, 2011, in the United States District Court for the Southern District of New York. The plaintiff brought claims under Section 10(b) and Section 20(a) of the Securities Exchange Act, alleging that false and misleading statements were issued regarding the alleged acts of voicemail interception at The News of the World. The suit names as defendants the Company, Rupert Murdoch, James Murdoch and Rebekah Brooks, and seeks compensatory damages, rescission for damages sustained, and costs. On June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff and Robbins Geller Rudman & Dowd as lead counsel. Thereafter, on July 3, 2012, the court issued an order providing that an amended consolidated complaint shall be filed by July 31, 2012. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants NI Group Limited (now known as News Corp UK & Ireland Limited) and Les Hinton, and expanded the class period to include February 15, 2011 to July 18, 2011. The defendants filed motions to dismiss the litigation, which were granted by the court on March 31, 2014. Plaintiffs were allowed to amend their complaint, and on April 30, 2014, plaintiffs filed a second amended consolidated complaint, which generally repeats the allegations of the amended consolidated complaint and also expands the class period to July 8, 2009 to July 18, 2011. On August 11,

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2014, defendants filed motions to dismiss the second amended consolidated complaint. Plaintiffs filed their oppositions to the motions on October 24, 2014. Defendants have not yet filed their replies. The Company’s management believes the claims in the Wilder Litigation are entirely without merit, and intends to vigorously defend those claims.

U.K. Newspaper Matters and Related Investigations and Litigation

U.S. regulators and governmental authorities continue to conduct investigations initiated in 2011 with respect to the U.K. Newspaper Matters. The Company is cooperating with these investigations. It is not possible at this time to estimate the liability, if any, of the Company relating to these investigations.

In connection with the Separation, the Company and News Corp agreed in the Separation and Distribution Agreement that the Company will indemnify News Corp, on an after-tax basis, for payments made after the Separation arising out of civil claims and investigations relating to the U.K. Newspaper Matters, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp (the “Indemnity”). As of June 30, 2014, the Company recognized approximately $80 million as its obligation under the Indemnity, of which approximately $65 million related to the amounts payable to News Corp and approximately $15 million for the remaining unamortized fair value of expected future payments to be made under the Indemnity. Pursuant to ASC 460, “Guarantees”, the amount provided for future payments is being amortized in a systematic pattern that reflects the release from the underlying risks and is included in (Loss) income from discontinued operations, net of tax, in the Unaudited Consolidated Statements of Operations. As of September 30, 2014, the Company has recognized approximately $70 million as its obligation under the Indemnity, of which approximately $60 million relates to amounts payable to News Corp and approximately $10 million for the remaining unamortized fair value of expected future payments to be made under the Indemnity. Pursuant to the Indemnity, the Company made payments of $17 million to News Corp during the three months ended September 30, 2014. If additional information becomes available and as payments are made, the Company will update the liability provision for the Indemnity. Any changes to the liability provision for the Indemnity in the future will impact the results of operations for that period. The liability provision for the Indemnity was estimated by probability weighting expected payments to be made to News Corp under such Agreement and discounting probability-weighted expected payments to the valuation date, using a discount rate based on the Company’s cost of debt.

It is possible that these proceedings and any adverse resolution thereof, including any fines or other penalties associated with any plea, judgment or similar result could damage the Company’s reputation, impair its ability to conduct its business and adversely affect its results of operations and financial condition.

Other

Other than as disclosed elsewhere in the notes to the Unaudited Consolidated Financial Statements, the Company is party to several other purchase and sale arrangements which become exercisable over the next ten years by the Company or the counter-party to the agreement. None of these arrangements that become or are exercisable in the next twelve months are material. Equity purchase arrangements that are exercisable by the counter-party to the agreement, and that are outside the sole control of the Company, are accounted for in accordance with ASC 480-10-S99-3A. Accordingly, the fair values of such equity purchase arrangements are classified in Redeemable noncontrolling interests.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. SEGMENT INFORMATION

The Company is a diversified global media and entertainment company, which manages and reports its businesses in the following five segments:

•

Cable Network Programming, which principally consists of the production and licensing of programming distributed primarily through cable television systems, direct broadcast satellite operators, telecommunication companies and online video distributors in the U.S. and internationally.

•

Television, which principally consists of the broadcasting of network programming in the U.S. and the operation of 28 full power broadcast television stations, including 10 duopolies, in the U.S. (of these stations, 18 are affiliated with the FOX and 10 are affiliated with Master Distribution Service, Inc.).

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

Management believes that information about Total Segment OIBDA assists all users of the Company’s Unaudited Consolidated Financial Statements by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from non-operational factors that affect net income, thus providing insight into both operations and the other factors that affect reported results. Total Segment OIBDA provides management, investors and equity analysts a measure to analyze the operating performance of the Company’s business and its enterprise value against historical data and competitors’ data, although historical results, including Segment OIBDA and Total Segment OIBDA, may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended September 30,
	2014	2013
	(in millions)
Revenues:
Cable Network Programming	$3,231	$2,810
Television	1,048	1,048
Filmed Entertainment	2,476	2,120
Direct Broadcast Satellite Television	1,449	1,390
Other, Corporate and Eliminations	(317)	(307)
Total revenues	$7,887	$7,061

Segment OIBDA:
Cable Network Programming	$1,038	$991
Television	174	231
Filmed Entertainment	458	328
Direct Broadcast Satellite Television	207	190
Other, Corporate and Eliminations	(98)	(122)
Total Segment OIBDA	1,779	1,618
Amortization of cable distribution investments	(23)	(22)
Depreciation and amortization	(276)	(313)
Equity earnings of affiliates	379	92
Interest expense, net	(305)	(272)
Interest income	14	8
Other, net	35	(35)
Income from continuing operations before income tax expense	1,603	1,076
Income tax expense	(503)	(300)
Income from continuing operations	1,100	776
(Loss) income from discontinued operations, net of tax	(7)	487
Net income	1,093	1,263
Less: Net income attributable to noncontrolling interests	(56)	(8)
Net income attributable to Twenty-First Century Fox stockholders	$1,037	$1,255

Intersegment revenues, generated by the Filmed Entertainment segment, of $275 million and $249 million for the three months ended September 30, 2014 and 2013, respectively, have been eliminated within the Other, Corporate and Eliminations segment.

	For the three months ended September 30,
	2014	2013
	(in millions)
Depreciation and amortization:
Cable Network Programming	$80	$50
Television	26	24
Filmed Entertainment	33	32
Direct Broadcast Satellite Television	133	203
Other, Corporate and Eliminations	4	4
Total depreciation and amortization	$276	$313

Depreciation and amortization for the three months ended September 30, 2014 and 2013 include the amortization of definite lived intangible assets of $102 million and $139 million, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of September 30, 2014	As of June 30, 2014
	(in millions)
Total assets:
Cable Network Programming	$22,508	$22,422
Television	6,634	6,449
Filmed Entertainment	10,583	10,419
Direct Broadcast Satellite Television	8,591	9,144
Other, Corporate and Eliminations	2,661	3,500
Investments	3,734	2,859
Total assets	$54,711	$54,793

Goodwill and intangible assets, net:
Cable Network Programming	$12,748	$12,854
Television	4,282	4,282
Filmed Entertainment	2,391	2,441
Direct Broadcast Satellite Television	5,923	6,451
Other, Corporate and Eliminations	96	96
Total goodwill and intangible assets, net	$25,440	$26,124

Revenues by Component

	For the three months ended September 30,
	2014	2013
	(in millions)
Revenues:
Affiliate fees	$2,432	$2,102
Subscription	1,359	1,305
Advertising	1,734	1,665
Content	2,262	1,912
Other	100	77
Total revenues	$7,887	$7,061

NOTE 13. ADDITIONAL FINANCIAL INFORMATION

Supplemental Cash Flows Information

	For the three months ended September 30,
	2014	2013
	(in millions)
Supplemental cash flows information:
Cash paid for income taxes	$(104)	$(110)
Cash paid for interest	$(283)	$(266)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other, net

The following table sets forth the components of Other, net included in the Unaudited Consolidated Statements of Operations:

	For the three months ended September 30,
	2014	2013
	(in millions)
Change in fair value of derivatives(a)	$50	$(3)
Shareholder litigation settlement(b)	-	111
Restructuring(c)	(3)	(82)
Investment impairment losses(d)	-	(54)
Other	(12)	(7)
Other, net	$35	$(35)

(a)	See Note 7 – Fair Value.
(b)

In the three months ended September 30, 2013, the Company recorded a net settlement gain of $111 million related to certain shareholder litigation matters (as described in Note 16 – Commitments and Contingencies in the 2014 Form 10-K under the heading “Shareholder Litigation – Delaware”).

(c)

The Company recorded $82 million of restructuring charges in the three months ended September 30, 2013 for contract termination costs primarily related to cost structure efficiency enhancement initiatives at the DBS segment.

(d)

The write-downs of investments were recorded as a result of either the deteriorating financial position of the investee or due to a permanent impairment resulting from sustained losses and limited prospects for recovery.

NOTE 14. SUPPLEMENTAL GUARANTOR INFORMATION

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

The Parent Guarantor presently guarantees the senior public indebtedness of 21CFA and the guarantee is full and unconditional. The supplemental condensed consolidating financial information of the Parent Guarantor should be read in conjunction with these Unaudited Consolidated Financial Statements.

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

During the quarter ended September 30, 2014, we identified certain adjustments, which the Company determined were not material, related to the presentation of Earnings (losses) from subsidiary entities for the three months ended September 30, 2013 and for the year ended June 30, 2014 and Intragroup investments as at June 30, 2014. These revisions had no impact on any consolidated totals of the Supplemental Condensed Consolidating Statements of Operations for the three months ended September 30, 2013 and for the year ended June 30, 2014 and Supplemental Condensed Consolidating Balance Sheet as at June 30, 2014.  These revisions impacted the amounts presented in the 21CFA column (increasing the amounts presented as Earnings (losses) from subsidiary entities, Income tax (expense) benefit and Comprehensive income (loss) attributable to Twenty-First Century Fox stockholders) and in the Reclassifications and Eliminations column in the Supplemental Condensed Consolidating Statements of Operations for the three

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

months ended September 30, 2013 and for the year ended June 30, 2014 and the amounts presented in the 21CFA column (increasing the Intragroup investments and Equity) and in the Reclassifications and Eliminations column in the Supplemental Condensed Consolidating Balance Sheet as at June 30, 2014. These adjustments were not reflected in the previously filed Supplemental Guarantor Information filed with our Form 10-Q filed with the SEC on November 6, 2013 and with our 2014 Form 10-K.

Accordingly, the Supplemental Condensed Consolidating Statements of Operations for the three months ended September 30, 2013 and for the year ended June 30, 2014 and Supplemental Condensed Consolidating Balance Sheet as at June 30, 2014 have been revised to reflect the immaterial adjustments described above. Fiscal 2015 amounts have been prepared to conform to this presentation. Future filings will also reflect increased 21CFA and reclassification/elimination amounts of Earnings (losses) from subsidiary entities, Income tax (expense) benefit, Comprehensive income (loss) attributable to Twenty-First Century Fox stockholders, Intragroup investments and Equity for prior periods.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended September 30, 2014

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$-	$-	$7,887	$-	$7,887
Expenses	(88)	-	(6,319)	-	(6,407)
Equity earnings of affiliates	-	-	379	-	379
Interest expense, net	(398)	(138)	(30)	261	(305)
Interest income	8	-	267	(261)	14
Earnings (losses) from subsidiary entities	1,653	1,182	-	(2,835)	-
Other, net	(11)	-	46	-	35
Income (loss) from continuing operations before income tax expense	1,164	1,044	2,230	(2,835)	1,603
Income tax (expense) benefit	(366)	-	(700)	563	(503)
Income (loss) from continuing operations	798	1,044	1,530	(2,272)	1,100
Loss from discontinued operations, net of tax	-	(7)	-	-	(7)
Net income (loss)	798	1,037	1,530	(2,272)	1,093
Less: Net income attributable to noncontrolling interests	-	-	(56)	-	(56)
Net income (loss) attributable to Twenty-First Century Fox stockholders	$798	$1,037	$1,474	$(2,272)	$1,037
Comprehensive income (loss) attributable to Twenty-First Century Fox stockholders	$7	$315	$589	$(596)	$315

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended September 30, 2013

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$-	$-	$7,061	$-	$7,061
Expenses	(92)	-	(5,686)	-	(5,778)
Equity earnings of affiliates	-	-	92	-	92
Interest expense, net	(385)	(136)	(5)	254	(272)
Interest income	1	1	260	(254)	8
Earnings (losses) from subsidiary entities	1,356	903	-	(2,259)	-
Other, net	278	-	(313)	-	(35)
Income (loss) from continuing operations before income tax expense	1,158	768	1,409	(2,259)	1,076
Income tax (expense) benefit	(323)	-	(392)	415	(300)
Income (loss) from continuing operations	835	768	1,017	(1,844)	776
Income from discontinued operations, net of tax	-	487	-	-	487
Net income (loss)	835	1,255	1,017	(1,844)	1,263
Less: Net income attributable to noncontrolling interests	-	-	(8)	-	(8)
Net income (loss) attributable to Twenty-First Century Fox stockholders	$835	$1,255	$1,009	$(1,844)	$1,255
Comprehensive income (loss) attributable to Twenty-First Century Fox stockholders	$559	$1,546	$1,323	$(1,882)	$1,546

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2014

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$-	$31,866	$-	$31,867
Expenses	(345)	-	(26,034)	-	(26,379)
Equity earnings of affiliates	1	-	621	-	622
Interest expense, net	(1,561)	(513)	(47)	1,000	(1,121)
Interest income	3	3	1,020	(1,000)	26
Earnings (losses) from subsidiary entities	6,530	4,200	-	(10,730)	-
Other, net	590	82	(498)	-	174
Income (loss) from continuing operations before income tax expense	5,219	3,772	6,928	(10,730)	5,189
Income tax (expense) benefit	(1,279)	-	(1,699)	1,706	(1,272)
Income (loss) from continuing operations	3,940	3,772	5,229	(9,024)	3,917
(Loss) income from discontinued operations, net of tax	(13)	742	-	-	729
Net income (loss)	3,927	4,514	5,229	(9,024)	4,646
Less: Net income attributable to noncontrolling interests	-	-	(132)	-	(132)
Net income (loss) attributable to Twenty-First Century Fox stockholders	$3,927	$4,514	$5,097	$(9,024)	$4,514
Comprehensive income (loss) attributable to Twenty-First Century Fox stockholders	$4,390	$4,799	$5,572	$(9,962)	$4,799

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

At September 30, 2014

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$457	$2,466	$1,733	$-	$4,656
Receivables, net	24	15	6,338	(27)	6,350
Inventories, net	-	-	3,385	-	3,385
Other	109	1	449	-	559
Total current assets	590	2,482	11,905	(27)	14,950
Non-current assets:
Receivables	15	-	468	-	483
Inventories, net	-	-	6,748	-	6,748
Property, plant and equipment, net	160	-	2,634	-	2,794
Intangible assets, net	-	-	7,831	-	7,831
Goodwill	-	-	17,609	-	17,609
Other	420	-	142	-	562
Investments:
Investments in associated companies and other investments	42	19	3,673	-	3,734
Intragroup investments	82,371	46,822	-	(129,193)	-
Total investments	82,413	46,841	3,673	(129,193)	3,734
TOTAL ASSETS	$83,598	$49,323	$51,010	$(129,220)	$54,711
LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$750	$-	$64	$-	$814
Other current liabilities	400	342	7,629	(27)	8,344
Total current liabilities	1,150	342	7,693	(27)	9,158
Non-current liabilities:
Borrowings	17,479	-	1,916	-	19,395
Other non-current liabilities	303	-	5,775	-	6,078
Intercompany	32,594	32,716	(65,310)	-	-
Redeemable noncontrolling interests	-	-	540	-	540
Equity	32,072	16,265	100,396	(129,193)	19,540
TOTAL LIABILITIES AND EQUITY	$83,598	$49,323	$51,010	$(129,220)	$54,711

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

At June 30, 2014

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$473	$3,120	$1,822	$-	$5,415
Receivables, net	3	-	6,466	(1)	6,468
Inventories, net	-	-	3,092	-	3,092
Other	10	-	391	-	401
Total current assets	486	3,120	11,771	(1)	15,376
Non-current assets:
Receivables	16	-	438	-	454
Inventories, net	-	-	6,442	-	6,442
Property, plant and equipment, net	145	-	2,786	-	2,931
Intangible assets, net	-	-	8,072	-	8,072
Goodwill	-	-	18,052	-	18,052
Other	410	-	197	-	607
Investments:
Investments in associated companies and other investments	113	19	2,727	-	2,859
Intragroup investments	80,714	46,499	-	(127,213)	-
Total investments	80,827	46,518	2,727	(127,213)	2,859
TOTAL ASSETS	$81,884	$49,638	$50,485	$(127,214)	$54,793
LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$750	$-	$49	$-	$799
Other current liabilities	516	85	7,457	(1)	8,057
Total current liabilities	1,266	85	7,506	(1)	8,856
Non-current liabilities:
Borrowings	16,279	-	1,980	-	18,259
Other non-current liabilities	316	-	5,920	-	6,236
Intercompany	33,276	32,135	(65,411)	-	-
Redeemable noncontrolling interests	-	-	541	-	541
Equity	30,747	17,418	99,949	(127,213)	20,901
TOTAL LIABILITIES AND EQUITY	$81,884	$49,638	$50,485	$(127,214)	$54,793

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the three months ended September 30, 2014

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities from continuing operations	$(1,238)	$571	$1,124	$-	$457
Investing activities:
Property, plant and equipment	(17)	-	(110)	-	(127)
Investments	(4)	-	(959)	-	(963)
Proceeds from dispositions	69	-	-	-	69
Net cash provided by (used in) investing activities from continuing operations	48	-	(1,069)	-	(1,021)
Financing activities:
Borrowings	1,191	-	98	-	1,289
Repayment of borrowings	-	-	(114)	-	(114)
Issuance of shares	-	48	-	-	48
Repurchase of shares	-	(1,273)	-	-	(1,273)
Dividends paid	-	-	(82)	-	(82)
Net cash provided by (used in) financing activities from continuing operations	1,191	(1,225)	(98)	-	(132)
Discontinued operations:
Net decrease in cash and cash equivalents from discontinued operations	(17)	-	-	-	(17)
Net decrease in cash and cash equivalents	(16)	(654)	(43)	-	(713)
Cash and cash equivalents, beginning of year	473	3,120	1,822	-	5,415
Exchange movement on cash balances	-	-	(46)	-	(46)
Cash and cash equivalents, end of period	$457	$2,466	$1,733	$-	$4,656

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the three months ended September 30, 2013

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities from continuing operations	$(969)	$893	$421	$-	$345
Investing activities:
Property, plant and equipment	(1)	-	(170)	-	(171)
Investments	(1)	-	(157)	-	(158)
Proceeds from dispositions	-	-	3	-	3
Net cash used in investing activities from continuing operations	(2)	-	(324)	-	(326)
Financing activities:
Borrowings	987	-	-	-	987
Issuance of shares	-	66	-	-	66
Repurchase of shares	-	(913)	-	-	(913)
Dividends paid	-	-	(58)	-	(58)
Purchase of subsidiary shares from noncontrolling interests	-	-	(75)	-	(75)
Distribution to News Corporation	-	(10)	-	-	(10)
Net cash provided by (used in) financing activities from continuing operations	987	(857)	(133)	-	(3)
Discontinued operations:
Net decrease in cash and cash equivalents from discontinued operations	(29)	-	-	-	(29)
Net (decrease) increase in cash and cash equivalents	(13)	36	(36)	-	(13)
Cash and cash equivalents, beginning of year	524	3,956	2,179	-	6,659
Exchange movement on cash balances	-	-	35	-	35
Cash and cash equivalents, end of period	$511	$3,992	$2,178	$-	$6,681

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

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of Twenty-First Century Fox, Inc., its directors or its officers with respect to, among other things, trends affecting Twenty-First Century Fox, Inc.’s financial condition or results of operations. The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other factors is set forth under the heading Part II “Other Information,” Item 1A “Risk Factors” in this report. Twenty-First Century Fox, Inc. does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by Twenty-First Century Fox, Inc. with the Securities and Exchange Commission (the “SEC”). This section should be read together with the Unaudited Consolidated Financial Statements of Twenty-First Century Fox, Inc. and related notes set forth elsewhere herein and Twenty-First Century Fox, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 as filed with the SEC on August 14, 2014 (the “2014 Form 10-K”).

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of Twenty-First Century Fox, Inc. and its subsidiaries’ (together, “Twenty-First Century Fox” or the “Company”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business - This section provides a general description of the Company’s businesses, as well as developments that have occurred to date during fiscal 2015 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations - This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2014 and 2013. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2014 and 2013, as well as a discussion of the Company’s outstanding debt. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

OVERVIEW OF THE COMPANY’S BUSINESS

The Company is a diversified global media and entertainment company, which manages and reports its businesses in the following five segments:

•

Cable Network Programming, which principally consists of the production and licensing of programming distributed primarily through cable television systems, direct broadcast satellite operators, telecommunication companies and online video distributors in the U.S. and internationally.

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

The most significant operating expenses of the Cable Network Programming segment and the Television segment are the acquisition and production expenses related to programming, marketing and promotional expenses and the expenses related to operating the technical facilities of the cable network or broadcaster. Marketing and promotional expenses relate to improving the market visibility and awareness of the cable network or broadcaster and its programming. Additional expenses include sales commissions paid to the in-house advertising sales force, as well as salaries, employee benefits, rent and other routine overhead expenses.

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

The Company enters into arrangements with third parties to co-produce many of its theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. The parties to these arrangements include studio and non-studio entities, both domestic and foreign. In several of these agreements, other parties control certain distribution rights. The Filmed Entertainment segment records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, receive a participation based on the respective third-party investor’s interest in the profits or losses incurred on the film. Consistent with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 926, “Entertainment—Films” (“ASC 926”), the estimate of a third-party investor’s interest in profits or losses on the film is based on total estimated ultimate revenues.

Operating costs incurred by the Filmed Entertainment segment include: exploitation costs, primarily theatrical prints and advertising and home entertainment marketing and manufacturing costs; amortization of capitalized production, overhead and interest costs; and participations and talent residuals. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead expenses.

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

Other Business Developments

Television

In October 2014, the Company acquired two San Francisco-Bay area television stations, KTVU-TV FOX 2 and KICU-TV 36, from Cox Media Group in exchange for the Company’s FOX affiliated stations WHBQ-TV FOX 13 and WFXT-TV FOX 25, located in the Memphis and Boston markets, respectively.

Filmed Entertainment

In October 2014, the Company and funds managed by Apollo Global Management, LLC (“Apollo”) agreed to form a joint venture to which the Company will contribute its interests in the Shine Group and cash, comprising an aggregate carrying value of approximately $800 million. The joint venture will be comprised of the Shine Group, Endemol, and the CORE Media Group and will be jointly managed by the Company and Apollo, with each owning 50%. The agreements are subject to regulatory approvals and customary closing conditions. The transaction is expected to be completed by the end of the second quarter of fiscal 2015, and upon completion, the Shine Group will thereafter cease to be a consolidated subsidiary of the Company.

Direct Broadcast Satellite Television

In July 2014, the Company entered into agreements with British Sky Broadcasting Group plc (“BSkyB”) to sell its 100% and 57% (on a fully diluted basis) ownership stakes in Sky Italia and Sky Deutschland AG (“Sky Deutschland”), respectively, for approximately $8.7 billion (based on foreign currency exchange rates as of September 30, 2014) comprised of approximately $8.1 billion in cash and the transfer to the Company of BSkyB’s 21% interest in NGC Network International LLC and NGC Network Latin America LLC (collectively “NGC International”), increasing the Company’s ownership stake to 73% in NGC International. In connection with this transaction, the Company participated in BSkyB’s equity offering in July 2014 by purchasing additional shares in BSkyB for approximately $900 million and maintained the Company’s 39% ownership interest. On October 6, 2014, BSkyB shareholders approved the agreements; however the agreements are subject to customary closing conditions. The sale is expected to be completed in the second quarter of fiscal 2015, and upon completion, Sky Italia and Sky Deutschland will thereafter cease to be consolidated subsidiaries of the Company.

In January 2011, the Company purchased a convertible bond from Sky Deutschland for approximately $225 million. In October 2014, the Company exercised its right to convert the bonds into 53.9 million Sky Deutschland shares increasing the Company’s ownership interest to 57%.

Other

In July 2014, the Company sold its entire interest in Bona Film Group for approximately $70 million in cash.

RESULTS OF OPERATIONS

Results of Operations—For the three months ended September 30, 2014 versus the three months ended September 30, 2013

The following table sets forth the Company’s operating results for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.

	For the three months ended September 30,
	2014	2013	% Change
	(in millions, except %)
Revenues:
Affiliate fees	$2,432	$2,102	16%
Subscription	1,359	1,305	4%
Advertising	1,734	1,665	4%
Content	2,262	1,912	18%
Other	100	77	30%
Total revenues	7,887	7,061	12%
Operating expenses	(5,052)	(4,447)	14%
Selling, general and administrative	(1,079)	(1,018)	6%
Depreciation and amortization	(276)	(313)	(12)%
Equity earnings of affiliates	379	92	**
Interest expense, net	(305)	(272)	12%
Interest income	14	8	75%
Other, net	35	(35)	**
Income from continuing operations before income tax expense	1,603	1,076	49%
Income tax expense	(503)	(300)	68%
Income from continuing operations	1,100	776	42%
(Loss) income from discontinued operations, net of tax	(7)	487	**
Net income	1,093	1,263	(13)%
Less: Net income attributable to noncontrolling interests	(56)	(8)	**
Net income attributable to Twenty-First Century Fox stockholders	$1,037	$1,255	(17)%

**	not meaningful

Overview – The Company’s revenues increased 12% for the three months ended September 30, 2014, as compared to the corresponding period of fiscal 2014, as a result of higher content and affiliate fee revenues. The increase in content revenue was primarily due to higher worldwide theatrical revenues, led by Dawn of the Planet of the Apes, and an increase in network, syndication and digital distribution revenues from television productions. The increase in affiliate fee revenue was primarily attributable to higher average rates per subscriber across most channels and the acquisition of the majority interest in the Yankees Entertainment and Sports Network (the “YES Network”). The strengthening of the U.S. dollar against local currencies resulted in a revenue decrease of approximately $25 million for the three months ended September 30, 2014, as compared to the corresponding period of fiscal 2014.

Operating expenses increased 14% for the three months ended September 30, 2014, as compared to the corresponding period of fiscal 2014, due to increased operating expenses at the Cable Network Programming and Filmed Entertainment segments of approximately $330 million and $200 million, respectively. The increase at the Cable Network Programming segment was primarily due to higher programming costs related to the continued investment in new shows at FX Networks (“FX”) and the new sports networks, STAR Sports and Fox Sports 1 (“FS1”), and the acquisition of the majority interest in the YES Network. The increase at the Filmed Entertainment segment was primarily due to higher production amortization and participation costs related to the motion picture production and television programming businesses.

Selling, general and administrative expenses increased 6% for the three months ended September 30, 2014, as compared to the corresponding period of fiscal 2014, primarily due to increased selling, general and administrative expenses at the Cable Network Programming segment. The increase at the Cable Network Programming segment was primarily attributable to the continued investment in new channels and the effect of the acquisition of the majority interest in the YES Network.

Depreciation and amortization, including amortization of acquired identifiable intangible assets, decreased 12% for the three months ended September 30, 2014, as compared to the corresponding period of fiscal 2014, primarily due to lower amortization at the DBS segment as a result of the change in the amortization of Sky Deutschland’s intangible assets. This decrease was partially offset by the amortization of acquired identifiable intangible assets resulting from the acquisition of the majority interest in the YES Network in February 2014.

Equity earnings of affiliates – Equity earnings of affiliates increased $287 million for the three months ended September 30, 2014, as compared to the corresponding period of fiscal 2014. The increase was due to higher results at BSkyB which included the Company’s proportionate share of the gain, of approximately $280 million, related to BSkyB’s sale of a portion of its investment in ITV plc.

	For the three months ended September 30,
	2014	2013	% Change
	(in millions, except %)
DBS equity affiliates	$392	$90	**
Cable channel equity affiliates	(7)	5	**
Other equity affiliates	(6)	(3)	(100)%
Equity earnings of affiliates	$379	$92	**

**	not meaningful

Interest expense, net – Interest expense, net increased $33 million for the three months ended September 30, 2014, as compared to the corresponding period of fiscal 2014, primarily due to higher average debt outstanding due to the debt consolidated in connection with the acquisition of the majority interest in the YES Network in February 2014, as well as the issuance in September 2014 of $600 million of 3.70% Senior Notes due 2024 and $600 million of 4.75% Senior Notes due 2044.

Other, net –

	For the three months ended September 30,
	2014	2013
	(in millions)
Change in fair value of derivatives(a)	$50	$(3)
Shareholder litigation settlement(b)	-	111
Restructuring(c)	(3)	(82)
Investment impairment losses(d)	-	(54)
Other	(12)	(7)
Other, net	$35	$(35)

(a)	See Note 7 – Fair Value to the accompanying Unaudited Consolidated Financial Statements.
(b)

In the three months ended September 30, 2013, the Company recorded a net settlement gain of $111 million related to certain shareholder litigation matters (as described in Note 16 – Commitments and Contingencies in the 2014 Form 10-K under the heading “Shareholder Litigation – Delaware”).

(c)

The Company recorded $82 million of restructuring charges in the three months ended September 30, 2013 for contract termination costs primarily related to cost structure efficiency enhancement initiatives at the DBS segment.

(d)

The write-downs of investments were recorded as a result of either the deteriorating financial position of the investee or due to a permanent impairment resulting from sustained losses and limited prospects for recovery.

Income tax expense – The Company’s effective income tax rate for the three months ended September 30, 2014 was 31%, which was lower than the statutory rate of 35%, primarily due to a 3% rate reduction from the Company’s foreign operations due to tax credits and deductions arising from a corporate restructuring as well as permanent differences.

The Company's effective income tax rate for the three months ended September 30, 2013 was 28%, which was lower than the statutory rate of 35%, primarily due to a 6% rate reduction from the Company’s foreign operations due to tax credits and deductions arising from corporate restructuring.

(Loss) income from discontinued operations, net of tax – For the three months ended September 30, 2014, the Company recorded a loss from discontinued operations of $7 million, as compared to income of $487 million in the corresponding period of fiscal 2014. The change was primarily due to the absence of income from discontinued operations as a result of the recognition in the three months ended September 30, 2013 of a tax refund paid to News Corp and then transferred to the Company in accordance with the tax sharing and indemnification agreement entered into at the time of the Separation (See Note 3 – Discontinued Operations in the accompanying Unaudited Consolidated Financial Statements). Prior to the Separation, a subsidiary of News Corp had filed for refunds to claim certain losses in a foreign jurisdiction.

Net income – Net income decreased for the three months ended September 30, 2014, as compared to the corresponding period of fiscal 2014, primarily due to the decrease in income from discontinued operations partially offset by the increase in Equity earnings of affiliates.

Net income attributable to noncontrolling interests – The change in Net income attributable to noncontrolling interests for the three months ended September 30, 2014, as compared to the corresponding period of fiscal 2014, was primarily due to the improved performance at Sky Deutschland and the inclusion of the YES Network noncontrolling interest as a result of its consolidation beginning February 2014.

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

Management believes that information about Total Segment OIBDA assists all users of the Company’s Unaudited Consolidated Financial Statements by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from non-operational factors that affect net income, thus providing insight into both operations and the other factors that affect reported results. Total Segment OIBDA provides management, investors and equity analysts a measure to analyze the operating performance of the Company’s business and its enterprise value against historical data and competitors’ data, although historical results, including Segment OIBDA and Total Segment OIBDA, may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).

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

The following table reconciles Total Segment OIBDA to Income from continuing operations before income tax expense for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.

	For the three months ended September 30,
	2014	2013	Change	% Change
	(in millions, except %)
Revenues	$7,887	$7,061	$826	12%
Operating expenses	(5,052)	(4,447)	(605)	14%
Selling, general and administrative	(1,079)	(1,018)	(61)	6%
Amortization of cable distribution investments	23	22	1	5%
Total Segment OIBDA	1,779	1,618	161	10%
Amortization of cable distribution investments	(23)	(22)	(1)	5%
Depreciation and amortization	(276)	(313)	37	(12)%
Equity earnings of affiliates	379	92	287	**
Interest expense, net	(305)	(272)	(33)	12%
Interest income	14	8	6	75%
Other, net	35	(35)	70	**
Income from continuing operations before income tax expense	$1,603	$1,076	$527	49%

**	not meaningful

The following tables set forth the Company’s Revenues and Segment OIBDA for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.

	For the three months ended September 30,
	2014	2013	Change	% Change
	(in millions, except %)
Revenues:
Cable Network Programming	$3,231	$2,810	$421	15%
Television	1,048	1,048	-	-%
Filmed Entertainment	2,476	2,120	356	17%
Direct Broadcast Satellite Television	1,449	1,390	59	4%
Other, Corporate and Eliminations	(317)	(307)	(10)	(3)%
Total revenues	$7,887	$7,061	$826	12%

	For the three months ended September 30,
	2014	2013	Change	% Change
	(in millions, except %)
Segment OIBDA:
Cable Network Programming	$1,038	$991	$47	5%
Television	174	231	(57)	(25)%
Filmed Entertainment	458	328	130	40%
Direct Broadcast Satellite Television	207	190	17	9%
Other, Corporate and Eliminations	(98)	(122)	24	20%
Total Segment OIBDA	$1,779	$1,618	$161	10%

Cable Network Programming (41% and 40% of the Company’s consolidated revenues in the first three months of fiscal 2015 and 2014, respectively)

For the three months ended September 30, 2014, revenues at the Cable Network Programming segment increased $421 million, or 15%, as compared to the corresponding period of fiscal 2014, primarily due to higher affiliate and advertising revenues as shown below:

For the three months ended September 30, 2014 % Increase/(Decrease)

Affiliate Fees	15%
Advertising	11%
Other	30%
Total	15%

These revenue increases are net of a decrease of approximately $45 million for the three months ended September 30, 2014, as compared to the corresponding period of fiscal 2014, due to the strengthening of the U.S. dollar against local currencies.

Domestic affiliate fee revenue increased 18% for the three months ended September 30, 2014, as compared to the corresponding period of fiscal 2014. Over half of the increase in domestic affiliate revenue was due to higher average rates per subscriber across most channels led by the Regional Sports Networks (“RSNs”), FS1, Fox News Channel (“Fox News”) and FX. The balance of the growth was primarily attributable to the effect of the acquisition of the majority interest in the YES Network in February 2014. Domestic advertising revenue increased 10% for the three months ended September 30, 2014, as compared to the corresponding period of fiscal 2014. Approximately half of the increase in domestic advertising revenue was attributable to higher volume and pricing at FXX and Fox News. The balance of the growth in domestic advertising revenue was due to the contributions from the YES Network.

For the three months ended September 30, 2014, international affiliate fee revenue increased 8% and international advertising revenue increased 13%, as compared to the corresponding period of fiscal 2014. The increase in international affiliate fee revenue was substantially led by local currency growth, primarily at Fox International Channels (“FIC”), as a result of additional subscribers in Asia and Latin America. The increase in international advertising revenue was primarily driven by local currency growth at STAR due to STAR Sports networks’ broadcast of the India vs. England cricket series and higher pricing at STAR’s entertainment channels. The international affiliate fee and advertising revenue increases in local currencies, for the three months ended September 30, 2014, as compared to the corresponding period in fiscal 2014, were partially offset by the adverse impact of the strengthening of the U.S. dollar against local currencies, primarily in Latin America.

The increase in other revenue for the three months ended September 30, 2014, as compared to the corresponding period of fiscal 2014, was due to higher licensing and participation fees for original programming.

For the three months ended September 30, 2014, Segment OIBDA at the Cable Network Programming segment increased $47 million, or 5%, as compared to the corresponding period of fiscal 2014, primarily due to the revenue increases noted above, partially offset by higher expenses of $374 million, or 21%, as compared to the corresponding period of fiscal 2014. Operating expenses increased by approximately $330 million for the three months ended September 30, 2014, as compared to the corresponding period of fiscal 2014, primarily due to higher programming and marketing costs as a result of the continued investment in new shows at FX, led by The Strain, Tyrant and the exclusive cable rights to air all 552 episodes of The Simpsons at FXX, higher programming costs as a result of the continued investment in new sports networks, led by STAR Sports networks’ broadcast of the India vs. England cricket series, FS1’s broadcast of Major League Baseball games and the effect of the acquisition of the majority interest in the YES Network. Selling, general and administrative expenses increased by approximately $45 million for the three months ended September 30, 2014, as compared to the corresponding period of fiscal 2014, primarily due to the continued investment in new channels and the effect of the acquisition of the majority interest in the YES Network. The increase in Segment OIBDA for the three months ended September 30, 2014, as compared to the corresponding period of fiscal 2014, is net of a decrease of approximately $45 million due to the strengthening of the U.S. dollar against local currencies.

Television (13% and 15% of the Company’s consolidated revenues in the first three months of fiscal 2015 and 2014, respectively)

For the three months ended September 30, 2014, revenues at the Television segment remained constant, as compared to the corresponding period of fiscal 2014, primarily due to increases in affiliate and other revenues being offset by lower advertising revenues. Affiliate fee revenues increased as a result of higher pricing for retransmission consent revenues for the three months ended September 30, 2014, as compared to the corresponding period of fiscal 2014. Advertising revenues decreased 5% for the three months ended September 30, 2014 primarily due to lower general entertainment primetime ratings partially offset by higher political advertising related to the 2014 mid-term elections.

For the three months ended September 30, 2014, Segment OIBDA at the Television Segment decreased $57 million, or 25%, as compared to the corresponding period of fiscal 2014, due to higher expenses. Operating expenses increased by approximately $50 million for the three months ended September 30, 2014, primarily due to higher primetime programming costs as a result of the investment in additional hours of original scripted content and higher program cancellations costs at FOX. Also contributing to higher operating expenses were higher sports rights fees due to the new agreement with the National Football League.

Filmed Entertainment (31% and 30% of the Company’s consolidated revenues in the first three months of fiscal 2015 and 2014, respectively)

For the three months ended September 30, 2014, revenues at the Filmed Entertainment segment increased $356 million, or 17%, as compared to the corresponding period of fiscal 2014, primarily due to higher worldwide theatrical and home entertainment revenues. Also contributing to this increase were higher syndication and digital distribution revenues from the licensing of television productions led by How I Met Your Mother and Modern Family and higher network revenues led by new series. The three months ended September 30, 2014 included the worldwide theatrical success of Dawn of the Planet of the Apes, How to Train Your Dragon 2 and The Maze Runner, the worldwide theatrical and domestic home entertainment success of The Fault in Our Stars and the worldwide home entertainment performance of Rio 2, as compared to the corresponding period of fiscal 2014, which included the worldwide theatrical success of The Wolverine, The Heat, Percy Jackson: Sea of Monsters and Turbo.

For the three months ended September 30, 2014, Segment OIBDA at the Filmed Entertainment segment increased $130 million, or 40%, as compared to the corresponding period of fiscal 2014, primarily due to the revenue increases noted above partially offset by higher expenses of $226 million, or 13%, as compared to the corresponding period of fiscal 2014. Operating expenses increased by approximately $200 million for the three months ended September 30, 2014, primarily due to higher production amortization and participation costs, largely due to the mix of theatrical films released in the three months ended September 30, 2014, as compared to the corresponding period of fiscal 2014, as well as increases related to television productions driven by the delivery of additional new series.

Direct Broadcast Satellite Television (18% and 20% of the Company’s consolidated revenues in the first three months of fiscal 2015 and 2014, respectively)

For the three months ended September 30, 2014, revenues at the DBS segment increased $59 million, or 4%, as compared to the corresponding period of fiscal 2014, primarily due to the subscriber growth at Sky Deutschland.

Sky Italia’s ending and average subscriber base of 4.7 million subscribers for the three months ended September 30, 2014 decreased from 4.8 million subscribers in the corresponding period of fiscal 2014. The total churn for the three months ended September 30, 2014 was approximately 165,000 subscribers as compared to a churn of approximately 124,000 subscribers in the corresponding period of fiscal 2014. Sky Deutschland’s ending subscriber base was 3.9 million subscribers as a result of a net increase of approximately 96,000 subscribers during the three months ended September 30, 2014. The total churn for the three months ended September 30, 2014 was approximately 83,000 subscribers on an average subscriber base of 3.9 million subscribers as compared to churn of approximately 109,000 subscribers on an average subscriber base of 3.5 million subscribers in the corresponding period of fiscal 2014. Subscriber churn for the period represents the number of subscribers whose service was disconnected during the period.

Sky Italia’s average revenue per subscriber (“ARPU”) of approximately €43 per month for the three months ended September 30, 2014 increased from approximately €42 per month in the corresponding period of fiscal 2014, primarily due to subscription package upgrades. Sky Deutschland’s ARPU of approximately €34 per month for the three months ended September 30, 2014 was consistent with the corresponding period of fiscal 2014. ARPU is calculated by dividing total subscriber-related revenues for the period by the average subscribers for the period and dividing that amount by the number of months in the period. Subscriber-related revenues are comprised of total subscription revenue, pay-per-view revenue and equipment rental revenue, if any, for the period. Average subscribers are calculated for the respective periods by adding the beginning and ending subscribers for the period and dividing by two.

Sky Italia’s subscriber acquisition costs per subscriber (“SAC”) of approximately €345 for the three months ended September 30, 2014 decreased from approximately €430 for the corresponding period of fiscal 2014, primarily due to lower advertising and marketing costs on a per subscriber basis as a result of lower marketing spend in fiscal 2015. SAC is calculated by dividing total subscriber acquisition costs for a period by the number of gross subscribers added during the period. Subscriber acquisition costs include the cost of the commissions paid to retailers and other distributors, the cost of equipment sold directly to subscribers and the costs related to installation and acquisition advertising net of any upfront activation fee. SAC excludes the value of equipment capitalized under equipment lease programs, as well as payments and the value of returned equipment related to disconnected lease program subscribers.

For the three months ended September 30, 2014, Segment OIBDA at the DBS segment increased $17 million, or 9%, as compared to the corresponding period of fiscal 2014, primarily due to the revenue increases noted above partially offset by higher expenses of $42 million, or 4%, as compared to the corresponding period of fiscal 2014. Operating expenses increased by approximately $65 million for the three months ended September 30, 2014 primarily due to higher programming costs associated with Sky Italia’s broadcast of the 2014 FIFA World Cup. Selling, general and administrative expenses decreased by approximately $20 million for the three months ended September 30, 2014, as compared to the corresponding period of fiscal 2014, primarily due to lower bad debt expenses.

Other, Corporate and Eliminations ((3)% and (4)% of the Company’s consolidated revenues in the first three months of fiscal 2015 and 2014, respectively)

For the three months ended September 30, 2014, the change in revenues and Segment OIBDA results at the Other, Corporate and Eliminations segment, as compared to the corresponding period of fiscal 2014, was primarily due to corporate eliminations.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has a five-year unused $2 billion revolving credit facility, which expires in May 2017, and has access to various film co-production alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of September 30, 2014, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television productions. In addition, the Company expects to receive significant cash proceeds in connection with the disposition disclosed elsewhere in this report.

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

Sources and Uses of Cash

Net cash provided by operating activities for the three months ended September 30, 2014 and 2013 was as follows (in millions):

For the three months ended September 30,	2014	2013
Net cash provided by operating activities	$457	$345

The increase in net cash provided by operating activities during the three months ended September 30, 2014, as compared to the corresponding period of fiscal 2014, primarily reflects lower production spending at the Filmed Entertainment segment partially offset by an increase in sports rights payments at the DBS segment.

Net cash used in investing activities for the three months ended September 30, 2014 and 2013 was as follows (in millions):

For the three months ended September 30,	2014	2013
Net cash used in investing activities	$(1,021)	$(326)

The increase in net cash used in investing activities during the three months ended September 30, 2014, as compared to the corresponding period of fiscal 2014, was primarily due to the Company’s participation in BSkyB’s equity offering in July 2014.

Net cash used in financing activities for the three months ended September 30, 2014 and 2013 was as follows (in millions):

For the three months ended September 30,	2014	2013
Net cash used in financing activities	$(132)	$(3)

The increase in net cash used in financing activities during the three months ended September 30, 2014, as compared to the corresponding period of fiscal 2014, was primarily due to additional cash used for share repurchases partially offset by higher cash from net borrowings.

In August 2014, the Company announced that the Board approved an additional $6 billion authorization, excluding commissions, to the Company’s stock repurchase program for the repurchase of Class A Common Stock. The Company intends to complete this stock repurchase program by August 2015.

Debt Instruments

The following table summarizes cash from borrowings and cash used in repayment of borrowings for the three months ended September 30, 2014 and 2013.

	For the three months ended September 30,
	2014	2013
	(in millions)
Borrowings:
Notes due September 2024 and due September 2044(a)	$1,191	$-
Notes due September 2023 and due September 2043	-	987
Bank loans(b)	98	-
Total borrowings	$1,289	$987
Repayment of borrowings:
Bank loans(b)	$(114)	$-
Total repayment of borrowings	$(114)	$-

(a)	See Note 8 – Borrowings to the accompanying Unaudited Consolidated Financial Statements for further discussion.
(b)

The fiscal 2015 activity includes $98 million in borrowings and $108 million in repayments under the YES Network secured revolving credit facility. The balance of the repayments was related to the YES Network term loan facility.

Ratings of the public debt

The table below summarizes the Company’s credit ratings as of September 30, 2014.

Rating Agency	Senior Debt	Outlook
Moody's	Baa1	Stable
S&P	BBB+	Stable

Revolving Credit Agreement

In May 2012, 21st Century Fox America, Inc. (“21CFA”), a wholly-owned subsidiary of the Company, entered into a credit agreement (the “Credit Agreement”), among 21CFA as Borrower, the Company as Parent Guarantor, the lenders named therein, the initial issuing banks named therein, JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) and Citibank, N.A. as Co-Administrative Agents, JPMorgan Chase as Designated Agent and Bank of America, N.A. as Syndication Agent. The Credit Agreement provides a $2 billion unsecured revolving credit facility with a sub-limit of $400 million (or its equivalent in Euros) available for the issuance of letters of credit and a maturity date of May 2017. Under the Credit Agreement, the Company may request an increase in the amount of the credit facility up to a maximum amount of $2.5 billion and the Company may request that the maturity date be extended for up to two additional one-year periods. Borrowings are issuable in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The material terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. Fees under the Credit Agreement will be based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current debt ratings, 21CFA pays a facility fee of 0.125% and an initial drawn cost of LIBOR plus 1.125%.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. Except for the issuance of 3.70% and 4.75% Senior Notes due 2024 and 2044, respectively (See Note 8 – Borrowings to the accompanying Unaudited Consolidated Financial Statements for further discussion), the Company’s commitments as of September 30, 2014 have not changed significantly from disclosures included in the 2014 Form 10-K.

Guarantees

The Company’s guarantees as of September 30, 2014 have not changed significantly from disclosures included in the 2014 Form 10-K.

Contingencies

Other than as disclosed in the notes to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox, the Company is party to several other purchase and sale arrangements which become exercisable by the Company or the counter-party to the agreement. None of these arrangements that become or are exercisable in the next twelve months are material. Equity purchase arrangements that are exercisable by the counter-party to the agreement, and that are outside the sole control of the Company, are accounted for in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity.” Accordingly, the fair values of such equity purchase arrangements are classified in Redeemable noncontrolling interests.

U.S. regulators and governmental authorities continue to conduct investigations initiated in 2011 with respect to the U.K. Newspaper Matters. The Company is cooperating with these investigations. It is not possible at this time to estimate the liability, if any, of the Company relating to these investigations.

In connection with the Separation, the Company and News Corp agreed in the Separation and Distribution Agreement that the Company will indemnify News Corp, on an after-tax basis, for payments made after the Separation arising out of civil claims and investigations relating to the U.K. Newspaper Matters, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp (the “Indemnity”) (See Note 11 – Commitments and Contingencies to the accompanying Unaudited Consolidated Financial Statements). If additional information becomes available and as payments are made, the Company will update the liability provision for the Indemnity. Any changes to the liability provision for the Indemnity in the future will impact the results of operations for that period.

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

Foreign Currency Exchange Rates

The Company conducts operations in two principal currencies: the U.S. dollar and the Euro. These currencies operate as the functional currency for the Company’s U.S. and European operations, respectively. Cash is managed centrally, for wholly owned subsidiaries, within each of the two regions with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, draw downs in the appropriate local currency are available from intercompany borrowings. In July 2014, the Company entered into agreements with BSkyB to sell all of its ownership interests in Sky Italia and Sky Deutschland whose functional currency is the Euro (See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements for further information). Information on financial instruments with exposure to foreign currency exchange rate risk is presented below:

	As of September 30, 2014	As of June 30, 2014
	(in millions)
Notional Amount
Foreign currency purchases	$675	$608
Foreign currency sales	8,896	90
Aggregate notional amount(a)	$9,571	$698

Fair Value
Total fair value of financial instruments with foreign currency exchange rate risk(a): asset (liability)	$122	$(4)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted foreign currency exchange rates: loss	$(889)	$(35)

(a)

The change in the aggregate notional amounts and the total fair values of the Company’s financial instruments with exposure to foreign currency exchange rate risk is primarily due to the Company’s use of foreign currency forward contracts as hedges in connection with upcoming transactions.

Interest Rates

The Company's current financing arrangements and facilities include $18.2 billion of outstanding fixed-rate debt and approximately $2 billion of outstanding variable and fixed-rate bank debt (see Note 8 – Borrowings to the accompanying Unaudited Consolidated Financial Statements). The Company also entered into interest rate swap contracts during fiscal 2014.  As of September 30, 2014, the notional amount of interest rate swap contracts outstanding was $552 million, and the fair value of the interest rate swap contracts outstanding was $(6) million.

Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. As of September 30, 2014, substantially all of the Company's financial instruments with exposure to interest rate risk were denominated in U.S. dollars. Information on financial instruments with exposure to interest rate risk is presented below:

	As of September 30, 2014	As of June 30, 2014
	(in millions)
Fair Value
Total fair value of financial instruments with exposure to interest rate risk(a): liability	$(23,722)	$(22,698)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted interest rates: loss	$(908)	$(859)

(a)

The change in the fair values of the Company’s financial instruments with exposure to interest rate risk is primarily due to the issuance of $1.2 billion in senior notes (See Note 8 – Borrowings to the accompanying Unaudited Consolidated Financial Statements).

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity method affiliates. Information on the Company’s investments with exposure to stock price risk is presented below:

	As of September 30, 2014	As of June 30, 2014
	(in millions)
Fair Value
Total fair value of common stock investments(a)	$9,694	$9,580

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted market prices: loss(b)	$(969)	$(958)

(a)	The change in the fair values of the Company’s financial instruments with exposure to stock price risk is primarily due to the appreciation in market prices.
(b)

A hypothetical decrease would not result in a material before tax decrease in the Unaudited Consolidated Statements of Operations, as any changes in fair value of the Company’s equity method affiliates are not recognized unless deemed other-than-temporary.

Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk at September 30, 2014 or June 30, 2014 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. At September 30, 2014, the Company did not anticipate nonperformance by any of the counterparties.

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Shareholder Litigation

Southern District of New York

On July 19, 2011, a purported class action lawsuit captioned Wilder v. News Corp., et al. (“Wilder Litigation”), was filed on behalf of all purchasers of the Company’s common stock between March 3, 2011 and July 11, 2011, in the United States District Court for the Southern District of New York. The plaintiff brought claims under Section 10(b) and Section 20(a) of the Securities Exchange Act, alleging that false and misleading statements were issued regarding the alleged acts of voicemail interception at The News of the World. The suit names as defendants the Company, Rupert Murdoch, James Murdoch and Rebekah Brooks, and seeks compensatory damages, rescission for damages sustained, and costs. On June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff and Robbins Geller Rudman & Dowd as lead counsel. Thereafter, on July 3, 2012, the court issued an order providing that an amended consolidated complaint shall be filed by July 31, 2012. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants NI Group Limited (now known as News Corp UK & Ireland Limited) and Les Hinton, and expanded the class period to include February 15, 2011 to July 18, 2011. The defendants filed motions to dismiss the litigation, which were granted by the court on March 31, 2014. Plaintiffs were allowed to amend their complaint, and on April 30, 2014, plaintiffs filed a second amended consolidated complaint, which generally repeats the allegations of the amended consolidated complaint and also expands the class period to July 8, 2009 to July 18, 2011. On August 11, 2014, defendants filed motions to dismiss the second amended consolidated complaint. Plaintiffs filed their oppositions to the motions on October 24, 2014. Defendants have not yet filed their replies. The Company’s management believes the claims in the Wilder Litigation are entirely without merit, and intends to vigorously defend those claims.

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

For example, our business activities in Venezuela operate in a highly inflationary economy.  Recently, there have been significant changes to the foreign currency exchange rate environment in Venezuela governing the conversion of Venezuelan Bolivars (“Bolivars”) to U.S. dollars.  Companies generally have used the official exchange rate controlled by Venezuela’s Commission for the Administration of Foreign Exchange (“CADIVI”), which is 6.3 Bolivars per U.S. dollar unless they had transactions or were among the entities the Venezuelan government had specifically authorized to use the Supplementary Foreign Currency Administration System (“SICAD”) auction rate. In January 2014, the Venezuelan government significantly expanded the use of the SICAD rate and, more recently, in March 2014,  the Venezuelan government created a third currency exchange mechanism called SICAD 2 and said it may be used by all entities for all transactions. Until March 31, 2014, our Bolivar denominated net monetary assets were translated at the official exchange rate of 6.3 Bolivars per U.S. dollar. During the fourth quarter of fiscal 2014, we were able to use the SICAD 2 mechanism to convert a portion of our Bolivar denominated cash to U.S. dollars. Accordingly, we remeasured all our Bolivar denominated net monetary assets at the SICAD 2 exchange rate resulting in a devaluation loss of approximately $100 million for fiscal 2014. The Venezuelan government may issue more regulations or take other steps that might introduce significant uncertainty regarding the exchange rate that we can access to convert our Venezuelan Bolivar denominated monetary assets to U.S. dollars. Such measures can also affect our decision on which exchange rate(s) to use for financial reporting purposes. In addition, other countries where we have operations, including in Latin America, may be determined in the future to be highly inflationary economies, requiring special accounting and financial reporting treatment for such operations.

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

U.S. Citizenship Requirements May Limit Common Stock Ownership and Voting Rights.

The Company owns broadcast station licensees in connection with its ownership and operation of U.S. television stations. Under U.S. law, no broadcast station licensee may be owned by a corporation if more than 25% of its stock is owned or voted by non-U.S. persons, their representatives, or by any other corporation organized under the laws of a foreign country. The Company’s Restated Certificate of Incorporation authorizes the Board of Directors to prevent, cure or mitigate the effect of stock ownership above the applicable foreign ownership threshold by taking any action including: refusing to permit any transfer of common stock to or ownership of common stock by a non-U.S. stockholder; voiding a transfer of common stock to a non-U.S. stockholder; suspending rights of stock ownership if held by a non-U.S. stockholder; or redeeming common stock held by a non-U.S. stockholder. In order to maintain compliance with U.S. law, as of September 2014, the suspension of voting rights of the Class B Common Stock held by non-U.S. stockholders was 10%. This suspension will remain in place for as long as the Company deems it necessary to maintain compliance with applicable U.S. law, and may be adjusted by the Audit Committee as it deems appropriate. The Company is not able to predict whether it will need to adjust the suspension or whether additional action pursuant to its Restated Certificate of Incorporation may be necessary. The FCC could review the Company’s compliance with applicable U.S. law in connection with its consideration of the Company’s renewal applications for licenses to operate the broadcast stations the Company owns.

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

The Board has authorized a stock repurchase program, under which the Company is currently authorized to acquire Class A Common Stock. The remaining authorized amount under the Company’s stock repurchase program at June 30, 2014, excluding commissions, was approximately $0.6 billion. In August 2014, the Company announced that the Board approved an additional $6 billion authorization, excluding commissions, to the Company’s stock repurchase program for the repurchase of Class A Common Stock. The Company intends to complete this stock repurchase program by August 2015.

The remaining authorized amount under the Company’s stock repurchase program as of September 30, 2014, excluding commissions, was approximately $5.2 billion.

The program may be modified, extended, suspended or discontinued at any time.

Below is a summary of the Company’s purchases of its Class A Common Stock during the three months ended September 30, 2014:

	Total number of shares purchased	Average price per share	Total cost of purchase
			(in millions)
July	13,947,950	$34.20	$477
August	9,736,315	34.51	336
September	13,076,817	35.18	460
Total	36,761,082		$1,273

The Company did not purchase any of its Class B Common Stock during the three months ended September 30, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS
(a)	Exhibits.
2.1

Sale and Purchase Agreement for Sky Italia S.r.l., dated July 25, 2014, between SGH Stream Sub, Inc., Twenty-First Century Fox, Inc., Sky Italian Holdings S.p.A. and British Sky Broadcasting Group plc.*

2.2

Share Sale and Purchase Agreement for Sky Deutschland AG, dated July 25, 2014, between 21st Century Fox Adelaide Holdings B.V., Twenty-First Century Fox, Inc., Kronen tausend985 GmbH (to be renamed to Sky German Holdings GmbH) and British Sky Broadcasting Group plc.*

4.1

Registration Rights Agreement, dated as of September 15, 2014, by and among 21st Century Fox America, Inc., Twenty-First Century Fox, Inc. and J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC.*

4.2	Form of Notes representing $600,000,000 principal amount of 3.700% Senior Notes due 2024, dated September 15, 2014.*

4.3	Form of Notes representing $600,000,000 principal amount of 4.750% Senior Notes due 2044, dated September 15, 2014.*

10.1	Letter Agreement, dated September 26, 2014, between 21st Century Fox America, Inc. and Gerson Zweifach.*

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three months ended September 30, 2014 and 2013; (iii) Consolidated Balance Sheets as of September 30, 2014 (unaudited) and June 30, 2014 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 2014 and 2013; and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWENTY-FIRST CENTURY FOX, INC.
(Registrant)

By:	/s/ John Nallen
John Nallen
Senior Executive Vice President and
Chief Financial Officer

Date: November 7, 2014