Form 10-Q
period 2014-12-31
TWENTY-FIRST CENTURY FOX, INC.
filed 2015-02-05
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2014

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

TWENTY-FIRST CENTURY FOX, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

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

As of January 30, 2015, 1,327,614,556 shares of Class A Common Stock, par value $0.01 per share, and 798,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

TWENTY-FIRST CENTURY FOX, INC.

FORM 10-Q

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended December 31,		For the six months ended December 31,
	2014	2013	2014	2013
Revenues	$8,055	$8,163	$15,942	$15,224
Operating expenses	(5,366)	(5,551)	(10,418)	(9,998)
Selling, general and administrative	(988)	(1,086)	(2,067)	(2,104)
Depreciation and amortization	(201)	(260)	(477)	(573)
Equity earnings of affiliates	250	168	629	260
Interest expense, net	(310)	(274)	(615)	(546)
Interest income	9	7	23	15
Other, net	5,040	191	5,075	156

Income from continuing operations before income tax expense	6,489	1,358	8,092	2,434
Income tax expense	(189)	(360)	(692)	(660)

Income from continuing operations	6,300	998	7,400	1,774
(Loss) income from discontinued operations, net of tax	(16)	225	(23)	712

Net income	6,284	1,223	7,377	2,486
Less: Net income attributable to noncontrolling interests	(77)	(16)	(133)	(24)

Net income attributable to Twenty-First Century Fox, Inc. stockholders	$6,207	$1,207	$7,244	$2,462

Earnings per share data

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders - basic and diluted	$6,223	$982	$7,267	$1,750

Weighted average shares:
Basic	2,150	2,279	2,170	2,293
Diluted	2,152	2,283	2,173	2,296

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share:
Basic	$2.89	$0.43	$3.35	$0.76
Diluted	$2.89	$0.43	$3.34	$0.76

Net income attributable to Twenty-First Century Fox, Inc. stockholders per share:
Basic	$2.89	$0.53	$3.34	$1.07
Diluted	$2.88	$0.53	$3.33	$1.07

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the three months ended December 31,		For the six months ended December 31,
	2014	2013	2014	2013
Net income	$6,284	$1,223	$7,377	$2,486
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(712)	177	(1,612)	567
Unrealized holding losses on securities	(47)	(127)	(57)	(139)
Benefit plan adjustments	8	7	14	13
Other comprehensive (loss) income, net of tax	(751)	57	(1,655)	441
Comprehensive income	5,533	1,280	5,722	2,927
Less: Net income attributable to noncontrolling interests(a)	(77)	(16)	(133)	(24)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	32	(37)	214	(130)
Comprehensive income attributable to Twenty-First Century Fox, Inc. stockholders	$5,488	$1,227	$5,803	$2,773

(a)

Net income attributable to noncontrolling interests includes $29 million and $25 million for the three months ended December 31, 2014 and 2013, respectively, and $53 million and $48 million for the six months ended December 31, 2014 and 2013, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of December 31, 2014	As of June 30, 2014
	(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents	$10,051	$5,415
Receivables, net	6,669	6,468
Inventories, net	3,226	3,092
Other	318	401

Total current assets	20,264	15,376

Non-current assets:
Receivables, net	462	454
Investments	4,423	2,859
Inventories, net	6,364	6,442
Property, plant and equipment, net	1,718	2,931
Intangible assets, net	6,427	8,072
Goodwill	12,448	18,052
Other non-current assets	546	607

Total assets	$52,652	$54,793

Liabilities and Equity:
Current liabilities:
Borrowings	$227	$799
Accounts payable, accrued expenses and other current liabilities	3,628	4,183
Participations, residuals and royalties payable	1,763	1,546
Program rights payable	1,091	1,638
Deferred revenue	530	690

Total current liabilities	7,239	8,856

Non-current liabilities:
Borrowings	18,901	18,259
Other liabilities	3,395	3,507
Deferred income taxes	1,782	2,729
Redeemable noncontrolling interests	547	541
Commitments and contingencies
Equity:
Class A common stock(a)	13	14
Class B common stock(b)	8	8
Additional paid-in capital	14,099	15,041
Retained earnings	7,168	2,389
Accumulated other comprehensive loss	(1,475)	(34)

Total Twenty-First Century Fox, Inc. stockholders' equity	19,813	17,418
Noncontrolling interests	975	3,483

Total equity	20,788	20,901

Total liabilities and equity	$52,652	$54,793

(a)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,333,264,947 shares and 1,408,305,942 shares issued and outstanding, net of 123,687,371 treasury shares at par, as of December 31, 2014 and June 30, 2014, respectively.

(b)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 356,993,807 treasury shares at par, as of December 31, 2014 and June 30, 2014.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the six months ended December 31,
	2014	2013
Operating activities:
Net income	$7,377	$2,486
Less: (Loss) income from discontinued operations, net of tax	(23)	712

Income from continuing operations	7,400	1,774
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	477	573
Amortization of cable distribution investments	44	40
Equity-based compensation	91	53
Equity earnings of affiliates	(629)	(260)
Cash distributions received from affiliates	221	221
Other, net	(5,075)	(156)
Deferred income taxes	(246)	(214)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(809)	(906)
Inventories net of program rights payable	(940)	(962)
Accounts payable and other liabilities	318	385

Net cash provided by operating activities from continuing operations	852	548

Investing activities:
Property, plant and equipment	(261)	(329)
Acquisitions, net of cash acquired	-	(12)
Investments in equity affiliates	(1,076)	(101)
Other investments	(39)	(26)
Proceeds from dispositions, net	8,613	223

Net cash provided by (used in) investing activities from continuing operations	7,237	(245)

Financing activities:
Borrowings	2,447	987
Repayment of borrowings	(2,059)	-
Issuance of shares	48	66
Repurchase of shares	(2,730)	(1,735)
Dividends paid	(436)	(397)
Purchase of subsidiary shares from noncontrolling interests	(650)	(75)
Distribution to News Corporation	-	(10)

Net cash used in financing activities from continuing operations	(3,380)	(1,164)

Net (decrease) increase in cash and cash equivalents from discontinued operations	(28)	495

Net increase (decrease) in cash and cash equivalents	4,681	(366)
Cash and cash equivalents, beginning of year	5,415	6,659
Exchange movement on cash balances	(45)	52

Cash and cash equivalents, end of period	$10,051	$6,345

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Twenty-First Century Fox, Inc. and its subsidiaries (together, “Twenty-First Century Fox” or the “Company”) is a Delaware corporation. Twenty-First Century Fox is a diversified global media and entertainment company, which manages and reports its businesses in five segments: Cable Network Programming, Television, Filmed Entertainment, Direct Broadcast Satellite Television (“DBS”) and Other, Corporate and Eliminations. The DBS segment consisted entirely of the operations of Sky Italia and Sky Deutschland AG (“Sky Deutschland”). On November 12, 2014, Twenty-First Century Fox completed the previously announced sale of Sky Italia and its 57% interest in Sky Deutschland to British Sky Broadcasting Group plc, which was subsequently renamed Sky plc (“Sky”) (See Note 2 – Acquisitions, Disposals and Other Transactions). Sky is a pan-European digital television provider, which operates in Italy, Germany, Austria, the United Kingdom and Ireland. Following the sale of the DBS businesses, the Company continues to report in five segments for comparative purposes, and there is no future activity in the DBS segment.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2015

Acquisitions

San Francisco-Bay Area Television Stations

In October 2014, the Company acquired two San Francisco-Bay area television stations, KTVU-TV FOX 2 and KICU-TV 36, with a fair value of approximately $220 million from Cox Media Group in exchange for the Company’s FOX Broadcasting Company (“FOX”) affiliated stations WHBQ-TV FOX 13 and WFXT-TV FOX 25, located in the Memphis and Boston markets, respectively. The aggregate excess purchase price of $175 million has been preliminarily allocated, based on a provisional valuation of the two San Francisco-Bay area television stations, as follows: approximately $170 million to intangible assets, of which approximately $105 million has been allocated to FCC licenses with indefinite lives and $65 million to amortizable intangible assets, primarily retransmission agreements with useful lives of approximately 8 years; and the balance of the excess representing the goodwill on the transaction.

As the accounting for the business combination is based on provisional amounts and the allocation of the excess purchase price is not final, the amounts allocated to intangibles and goodwill, the estimates of useful lives and the related amortization expense are subject to changes pending the completion of the final valuation of certain assets and liabilities. A change in the purchase price allocation and any estimates of useful lives could result in a change in the value allocated to intangible assets that could impact future amortization expense.

Dispositions

Sky Italia and Sky Deutschland

In January 2011, the Company purchased a convertible bond from Sky Deutschland for approximately $225 million. In October 2014, the Company exercised its right to convert the bonds into 53.9 million Sky Deutschland shares, increasing the Company’s ownership interest to 57%.

On November 12, 2014, the Company sold its 100% and 57% ownership stakes in Sky Italia and Sky Deutschland, respectively, to Sky for approximately $8.8 billion in value comprised of approximately $8.2 billion in cash received, net of $650 million of cash paid to acquire Sky’s 21% interest in NGC Network International LLC and NGC Network Latin America LLC (collectively “NGC International”), increasing the Company’s ownership stake in NGC International to 73%. In connection with this transaction, the Company participated in Sky’s equity offering in July 2014 by purchasing additional shares in Sky for approximately $900 million and maintained the Company’s 39% ownership interest. As a result of the transaction, Sky Italia and Sky Deutschland ceased to be consolidated subsidiaries of the Company. The Company recorded a gain of $5.0 billion on this transaction, which was included in Other, net in the Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2014. The resulting current income tax liability on this transaction will be substantially offset by the utilization of capital loss carryforwards and foreign tax credits (See Note 14 – Additional Financial Information).

The historical operating results of Sky Italia and Sky Deutschland and the gain on their disposal have not been classified as discontinued operations in the Unaudited Consolidated Financial Statements, as the Company has a continuing involvement in Sky.

The following table presents the summarized assets and liabilities of Sky Italia and Sky Deutschland:

	As of November 12, 2014	As of June 30, 2014
	(in millions)
Total current assets	$1,563	$1,200
Goodwill and intangible assets, net	5,830	6,451
Other non-current assets	1,363	1,493

Total assets	$8,756	$9,144

Total current liabilities	$1,885	$1,801
Total non-current liabilities	674	635

Total liabilities	$2,559	$2,436

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Shine Group

The Company and funds managed by Apollo Global Management, LLC (“Apollo”) formed Endemol Shine Group in December 2014, to which the Company contributed its interests in Shine Group and cash, comprising an aggregate carrying value of approximately $830 million. The joint venture, a global multi-platform content provider, is comprised of Shine Group, Endemol, and CORE Media Group and is jointly managed by the Company and Apollo, with each owning 50%. As a result of the transaction, Shine Group ceased to be a consolidated subsidiary of the Company. The Company recorded a gain of $63 million on this transaction which was included in Other, net in the Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2014. For income tax purposes, this was structured as a tax free transaction. The Company’s investment in the Endemol Shine Group is accounted for using the equity method of accounting.

The historical operating results of Shine Group and the gain on its disposal have not been classified as discontinued operations in the Unaudited Consolidated Financial Statements, as the Company has a continuing involvement in Endemol Shine Group.

Fiscal 2014

Acquisitions

Yankees Entertainment and Sports Network

On February 28, 2014, the Company acquired an additional 31% interest in the Yankees Entertainment and Sports Network (the “YES Network”), increasing the Company’s ownership interest to 80%, for approximately $680 million, net of cash acquired. Subsequent to the acquisition, the Company has consolidated the balance sheet and operating results of the YES Network, including $1.7 billion in debt. The remaining 20% of the YES Network not owned by the Company has been recorded at a fair value of approximately $385 million on the acquisition date based on the Company’s valuation of the YES Network business using a market approach (a Level 3 measurement as defined in Note 7 – Fair Value). The carrying amount of the Company’s previously held equity interest in the YES Network was revalued to its fair value of approximately $860 million as of the acquisition date. The aggregate excess purchase price has been allocated, based on a valuation of 100% of the YES Network, as follows: approximately $1.7 billion to intangible assets consisting of multi-channel video programming distributor (“MVPD”) affiliate agreements and relationships with useful lives of 20 years and advertiser relationships with useful lives of 6 years, and the indefinite-lived YES Network trade name; approximately $1.7 billion to debt; approximately $1.6 billion representing the goodwill on the transaction; and other net assets. The goodwill reflects the synergies and increased market penetration expected from combining the operations of the YES Network and the Company.

NOTE 3. DISCONTINUED OPERATIONS

Separation of News Corp

On June 28, 2013, the Company completed the separation of its business into two independent publicly traded companies (the “Separation”) by distributing to its stockholders all of the outstanding shares of the new News Corporation (“News Corp”). The Company retained its interests in a global portfolio of media and entertainment assets spanning six continents. News Corp holds the Company’s former businesses including newspapers, information services and integrated marketing services, digital real estate services, book publishing, digital education and sports programming and pay-TV distribution in Australia. The Company completed the Separation by distributing to its stockholders one share of News Corp Class A common stock for every four shares of the Company’s Class A common stock, par value $0.01 per share (“Class A Common Stock”) held on June 21, 2013, and one share of News Corp Class B common stock for every four shares of the Company’s Class B common stock, par value $0.01 per share (“Class B Common Stock”) held on June 21, 2013. The Company’s stockholders received cash in lieu of fractional shares. Following the Separation, the Company does not beneficially own any shares of News Corp Class A common stock or News Corp Class B common stock.

Effective June 28, 2013, the Separation qualified for discontinued operations treatment in accordance with Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations”, and accordingly the Company deconsolidated News Corp’s balance sheet as of June 30, 2013, and presented its results for the three and six months ended December 31, 2014 and 2013 as discontinued operations on the Unaudited Consolidated Statements of Operations and as discontinued operations on the Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 2014 and 2013.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summarized Financial Information

(Loss) income from discontinued operations were as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2014	2013	2014	2013
	(in millions, except per share data)
(Loss) income from discontinued operations before income tax expense(a)	$(2)	$225	$(9)	$712
(Loss) income from discontinued operations, net of tax	$(16)	$225	$(23)	$712
(Loss) income from discontinued operations, net of tax attributable to Twenty-First Century Fox stockholders per share - basic and diluted	$(0.01)	$0.10	$(0.01)	$0.31

(a)

Includes the net tax refund recognized, pursuant to the tax sharing and indemnification agreement with News Corp, of approximately $220 million and $720 million during the three and six months ended December 31, 2013, respectively.

Net cash (used in) provided by operating activities from discontinued operations for the six months ended December 31, 2014 and 2013 were $(28) million and $495 million, respectively.

NOTE 4. RECEIVABLES, NET

Receivables, net are presented net of an allowance for returns and doubtful accounts, which is an estimate of amounts that may not be collectible.

Receivables, net consist of:

	As of December 31, 2014	As of June 30, 2014
	(in millions)
Total receivables	$7,878	$7,737
Allowances for returns and doubtful accounts	(747)	(815)

Total receivables, net	7,131	6,922
Less: current receivables, net	(6,669)	(6,468)

Non-current receivables, net	$462	$454

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. INVENTORIES, NET

The Company’s inventories were comprised of the following:

	As of December 31, 2014	As of June 30, 2014
	(in millions)
Programming rights	$5,922	$5,812
DVDs, Blu-rays and other merchandise	80	81
Filmed entertainment costs:
Films:
Released	1,300	1,025
Completed, not released	95	317
In production	744	819
In development or preproduction	156	151

	2,295	2,312

Television productions:
Released	821	862
In production	472	463
In development or preproduction	-	4

	1,293	1,329

Total filmed entertainment costs, less accumulated amortization(a)	3,588	3,641

Total inventories, net	9,590	9,534
Less: current portion of inventories, net(b)	(3,226)	(3,092)

Total non-current inventories, net	$6,364	$6,442

(a)

Does not include $319 million and $335 million of net intangible film library costs as of December 31, 2014 and June 30, 2014, respectively, which were included in intangible assets subject to amortization in the Consolidated Balance Sheets.

(b)	Current portion of inventories as of December 31, 2014 and June 30, 2014 was comprised of programming rights ($3,146 million and $3,011 million, respectively), DVDs, Blu-rays and other merchandise.

NOTE 6. INVESTMENTS

The Company’s investments were comprised of the following:

		Ownership percentage as of December 31, 2014	As of December 31, 2014	As of June 30, 2014
			(in millions)
Sky plc(a)(c)	European DBS operator	39%	$3,148	$2,359
Endemol Shine Group(b)(c)		50%	872	-
Other investments		various	403	500
Total investments			$4,423	$2,859

(a)

The Company’s investment in Sky had a market value of $9.4 billion as of December 31, 2014 and was valued using the quoted market price on the London Stock Exchange (a Level 1 measurement as defined in Note 7 – Fair Value).

(b)	See Note 2 – Acquisitions, Disposals and Other Transactions.
(c)	Equity method investment.

Sky

In July 2014, the Company participated in Sky’s equity offering by purchasing approximately $900 million of additional shares in Sky and maintained the Company’s 39% ownership interest (See Note 2 – Acquisitions, Disposals and Other Transactions). The Company received dividends of approximately $210 million and $195 million from Sky for the six months ended December 31, 2014 and 2013, respectively. Included in Equity earnings of affiliates in the Unaudited Consolidated Statements of Operations for the three

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

and six months ended December 31, 2014 were the Company’s proportionate share of approximately $200 million and $480 million, respectively, of Sky’s gains related to the sale of its investments in NGC International and ITV plc.

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

The tables below present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair value measurements
	As of December 31, 2014
Description	Total	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets
Investments(a)	$19	$19	$-	$-
Liabilities
Derivatives(b)	(9)	-	(9)	-
Contingent consideration(c)	(133)	-	-	(133)
Redeemable noncontrolling interests(d)	(547)	-	-	(547)
Total	$(670)	$19	$(9)	$(680)

	As of June 30, 2014
Description	Total	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets
Investments(a)	$124	$124	$-	$-
Liabilities
Derivatives(b)	(10)	-	(10)	-
Contingent consideration(c)	(134)	-	-	(134)
Redeemable noncontrolling interests(d)	(541)	-	-	(541)
Total	$(561)	$124	$(10)	$(675)

(a)	Available for sale securities.
(b)	Represents derivatives associated with the Company’s foreign currency forward contracts and interest rate swap contracts which are valued using an income approach.
(c)	Represents contingent consideration related to the acquisitions of Eredivisie Media & Marketing and SportsTime Ohio in fiscal 2013.
(d)

The Company accounts for redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity”, because their exercise is outside the control of the Company. The redeemable noncontrolling interests recorded at fair value are put arrangements held by the noncontrolling interests in certain of the Company’s majority-owned sports networks. The Company utilizes the market, income or cost approaches or a combination of these valuation techniques for its Level 3 fair value measures, using observable inputs such as market data obtained from independent sources. To the extent observable inputs are not available, the Company utilizes unobservable inputs based upon the assumptions market participants would use in valuing the asset (liability). As of December 31, 2014, one minority shareholder’s put right is currently exercisable and another minority shareholder’s put right will become exercisable in March 2015. The remaining redeemable noncontrolling interest is currently not exercisable and is not material.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

The carrying value of the Company’s cash and cash equivalents, receivables, payables and cost method investments, approximates fair value.

Borrowings

	As of December 31, 2014	As of June 30, 2014
	(in millions)
Fair value of borrowings	$23,451	$22,692

Carrying value of borrowings	$19,128	$19,058

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

	As of December 31, 2014	As of June 30, 2014
	(in millions)
Cash flow hedges

Notional amount of cash flow hedges	$446	$393

Fair value of cash flow hedges	$(9)	$(3)

Economic hedges

Notional amount of economic hedges	$-	$305

Fair value of economic hedges	$-	$(1)

As a result of the sale of the DBS businesses in November 2014, the Company no longer has foreign currency forward contracts used as economic hedges (See Note 2 – Acquisitions, Disposals and Other Transactions).

Interest Rate Swap Contracts

The Company uses interest rate swap contracts to hedge certain exposures to interest rate risks associated with certain borrowings.

	As of December 31, 2014	As of June 30, 2014
	(in millions)
Cash flow hedges

Notional amount of interest rate swap contracts	$-	$308

Fair value of interest rate swap contracts	$-	$(6)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the sale of the DBS businesses in November 2014, the Company no longer has interest rate swap contracts used as cash flow hedges (See Note 2 – Acquisitions, Disposals and Other Transactions).

	As of December 31, 2014	As of June 30, 2014
	(in millions)
Economic hedges

Notional amount of interest rate swap contracts	$266	$270

Fair value of interest rate swap contracts	$-	$-

The following table shows the changes in fair value of derivatives designated as cash flow hedges and other derivatives:

	For the three months ended December 31,		For the six months ended December 31,
	2014	2013	2014	2013
	(in millions)
Beginning of period	$116	$(11)	$(10)	$3
Changes in fair value recorded in accumulated other comprehensive income (loss), net of settlements	56	(12)	131	(21)
Reclassified (gains) losses from accumulated other comprehensive loss to net income	(131)	6	(130)	4
Other(a)	(50)	(2)	-	(5)
End of period	$(9)	$(19)	$(9)	$(19)

(a)	Includes balances related to disposed businesses.

The effective changes in the fair values of derivative contracts designated as cash flow hedges are reclassified from accumulated other comprehensive loss to net income when the underlying hedged item is recognized in earnings. The effective changes in the fair values of derivative contracts designated as net investment hedges are reclassified from accumulated other comprehensive loss to net income when the related foreign subsidiaries are sold and the related cash flows are reported in Proceeds from dispositions, net within Net cash provided by (used in) investing activities from continuing operations in the Unaudited Consolidated Statements of Cash Flows (See Note 2 – Acquisitions, Disposals and Other Transactions). For foreign currency forward contracts designated as cash flow hedges, the Company expects to reclassify the cumulative changes in fair values, included in accumulated other comprehensive loss, within the next 12 months. Cash flows from the settlement of derivative contracts designated as cash flow hedges offset cash flows from the underlying hedged items and are included in operating activities in the Unaudited Consolidated Statements of Cash Flows.

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of December 31, 2014 or June 30, 2014 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of December 31, 2014, the Company did not anticipate nonperformance by any of the counterparties.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. GOODWILL

The changes in the carrying value of goodwill, by segment, are as follows:

	Cable Network Programming	Television	Filmed Entertainment	Direct Broadcast Satellite Television	Other, Corporate and Eliminations	Total Goodwill
	(in millions)
Balance, June 30, 2014	$9,551	$1,882	$1,594	$4,994	$31	$18,052
Acquisitions	-	5	-	-	-	5
Foreign exchange movements	(47)	-	(42)	(446)	-	(535)
Dispositions	-	(55)	(471)	(4,548)	-	(5,074)
Balance, December 31, 2014	$9,504	$1,832	$1,081	$-	$31	$12,448

The decrease in the carrying value of the Television, Filmed Entertainment and DBS segments goodwill, during the six months ended December 31, 2014, was primarily due to the dispositions of the FOX affiliated stations, Shine Group and Sky Deutschland, respectively (See Note 2 – Acquisitions, Disposals and Other Transactions).

NOTE 9. BORROWINGS

Borrowings include bank loans, public debt and other borrowings.

Senior Notes Issued

In September 2014, 21st Century Fox America, Inc. (“21CFA”), a wholly-owned subsidiary of the Company, issued $600 million of 3.70% Senior Notes due 2024 and $600 million of 4.75% Senior Notes due 2044. The net proceeds of approximately $1.19 billion were used for general corporate purposes.

Senior Notes Due

In December 2014, the Company retired $750 million of 5.30% Senior Notes.

Bank loans

Included in Borrowings within Non-current liabilities as of June 30, 2014 was €225 million ($308 million) outstanding under the Sky Deutschland credit agreement. In November 2014, Sky Deutschland ceased to be a consolidated subsidiary of the Company, and as a result, this credit agreement is no longer an obligation of the Company (See Note 2 – Acquisitions, Disposals and Other Transactions).

In November 2014, the YES Network amended its credit agreement to increase the total size of its credit facility to $1.765 billion, comprised of a secured revolving credit facility, a term loan facility and a delayed draw term loan facility, and to extend the maturity date of the credit agreement to December 2019. As of December 31, 2014, the outstanding balance on the term loan facility and secured revolving credit facility was $900 million and $173 million, respectively. The total amount available under the secured revolving credit facility is $305 million. The total amount available under the delayed draw term loan facility is $560 million and will be used to retire the YES Network’s Senior Subordinated Notes. If YES Network does not draw and utilize the funds on the delayed draw term loan facility by July 2015, it will be withdrawn.

Current borrowings

Included in Borrowings within Current liabilities as of December 31, 2014 was 7.60% Senior Notes of $200 million that are due in October 2015 and principal payments on the YES Network term loan facility of $27 million that are due in the next 12 months.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. STOCKHOLDERS’ EQUITY

The following tables summarize changes in equity:

	For the three months ended December 31,
	2014				2013
	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity
	(in millions)
Balance, beginning of period	$16,265	$3,275		$19,540	$17,224	$3,153		$20,377
Net income (loss)	6,207	48	(a)	6,255	1,207	(9)	(a)	1,198
Other comprehensive (loss) income	(719)	(32)		(751)	20	37		57
Cancellation of shares, net	(1,457)	-		(1,457)	(822)	-		(822)
Purchase of noncontrolling interests(b)	(522)	(128)		(650)	-	-		-
Dispositions	-	(2,130)	(c)	(2,130)	-	-		-
Other	39	(58)	(d)	(19)	20	(30)	(d)	(10)
Balance, end of period	$19,813	$975		$20,788	$17,649	$3,151		$20,800

	For the six months ended December 31,
	2014				2013
	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity
	(in millions)
Balance, beginning of period	$17,418	$3,483		$20,901	$16,998	$3,127		$20,125
Net income (loss)	7,244	80	(a)	7,324	2,462	(24)	(a)	2,438
Other comprehensive (loss) income	(1,441)	(214)		(1,655)	311	130		441
Cancellation of shares, net	(2,546)	-		(2,546)	(1,564)	-		(1,564)
Dividends declared	(273)	-		(273)	(287)	-		(287)
Purchase of noncontrolling interests(b)	(522)	(128)		(650)	(57)	(18)		(75)
Dispositions	-	(2,130)	(c)	(2,130)	-	-		-
Other	(67)	(116)	(d)	(183)	(214)	(64)	(d)	(278)
Balance, end of period	$19,813	$975		$20,788	$17,649	$3,151		$20,800

(a)

Net income attributable to noncontrolling interests excludes $29 million and $25 million for the three months ended December 31, 2014 and 2013, respectively, and $53 million and $48 million for the six months ended December 31, 2014 and 2013, respectively, relating to redeemable noncontrolling interests which are reflected in temporary equity.

(b)	Represents the increase in ownership in NGC International (See Note 2 – Acquisitions, Disposals and Other Transactions) and Latin America Pay Television in fiscal 2015 and 2014, respectively.
(c)	Represents the noncontrolling interest in Sky Deutschland (See Note 2 – Acquisitions, Disposals and Other Transactions).
(d)

Other activity attributable to noncontrolling interests excludes $(22) million for the three months ended December 31, 2014 and 2013, and $(47) million and $(46) million for the six months ended December 31, 2014 and 2013, respectively, relating to redeemable noncontrolling interests.

Other Comprehensive Income

Comprehensive income is reported in the Unaudited Consolidated Statements of Comprehensive Income and consists of Net income and other gains and losses, including foreign currency translation adjustments, unrealized holding gains and losses on securities, and benefit plan adjustments, which affect stockholders’ equity, and under GAAP, are excluded from Net income.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the activity within Other comprehensive (loss) income:

	For the three months ended December 31, 2014			For the six months ended December 31, 2014
	Before tax	Tax (provision) benefit	Net of tax	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized losses	$(387)	$58	$(329)	$(1,418)	$189	$(1,229)
Amount reclassified on hedging activity(a)	(131)	1	(130)	(130)	-	(130)
Amount reclassified on dispositions(b)	(253)	-	(253)	(253)	-	(253)
Other comprehensive loss	$(771)	$59	$(712)	$(1,801)	$189	$(1,612)
Gains and losses on securities
Unrealized (losses) gains	$(25)	$9	$(16)	$237	$(83)	$154
Amount reclassified on sale of securities(b)	(48)	17	(31)	(325)	114	(211)
Other comprehensive loss	$(73)	$26	$(47)	$(88)	$31	$(57)
Benefit plan adjustments
Reclassification adjustments realized in net income(c)	$12	$(4)	$8	$22	$(8)	$14
Other comprehensive income	$12	$(4)	$8	$22	$(8)	$14

	For the three months ended December 31, 2013			For the six months ended December 31, 2013
	Before tax	Tax (provision) benefit	Net of tax	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized gains	$198	$(25)	$173	$646	$(82)	$564
Amount reclassified on hedging activity(a)	6	(2)	4	4	(1)	3
Other comprehensive income	$204	$(27)	$177	$650	$(83)	$567
Gains and losses on securities
Unrealized gains (losses)	$4	$(1)	$3	$(14)	$5	$(9)
Amount reclassified on sale of Phoenix(b)	(200)	70	(130)	(200)	70	(130)
Other comprehensive loss	$(196)	$69	$(127)	$(214)	$75	$(139)
Benefit plan adjustments
Reclassification adjustments realized in net income(c)	$12	$(5)	$7	$22	$(9)	$13
Other comprehensive income	$12	$(5)	$7	$22	$(9)	$13

(a)

Reclassifications of amounts related to hedging activity are included in Operating expenses, Selling, general and administrative expenses or Other, net, as appropriate, in the Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2014 and 2013 (See Note 7 – Fair Value for additional information regarding hedging activity).

(b)

Reclassifications of amounts related to dispositions and gains and losses on securities are included in Equity earnings of affiliates or Other, net, as appropriate, in the Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2014 and 2013.

(c)

Reclassifications of amounts related to benefit plan adjustments are included in Selling, general and administrative expenses or Other, net, as appropriate, in the Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2014 and 2013.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share Data

The following table sets forth the Company’s computation of Income from continuing operations attributable to Twenty-First Century Fox stockholders:

	For the three months ended December 31,		For the six months ended December 31,
	2014	2013	2014	2013
	(in millions)
Income from continuing operations	$6,300	$998	$7,400	$1,774
Less: Net income attributable to noncontrolling interests	(77)	(16)	(133)	(24)
Income from continuing operations attributable to Twenty-First Century Fox stockholders	$6,223	$982	$7,267	$1,750

Stock Repurchase Program

The Board has authorized a stock repurchase program, under which the Company is currently authorized to acquire Class A Common Stock. The remaining authorized amount under the Company’s stock repurchase program as of June 30, 2014, excluding commissions, was approximately $0.6 billion. In August 2014, the Company announced that the Board approved an additional $6 billion authorization, excluding commissions, to the Company’s stock repurchase program for the repurchase of Class A Common Stock. The Company intends to complete this stock repurchase program by August 2015.

The remaining authorized amount under the Company’s stock repurchase program as of December 31, 2014, excluding commissions, was approximately $3.8 billion.

The program may be modified, extended, suspended or discontinued at any time.

Dividends

The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and the Class B Common Stock:

	For the six months ended December 31,
	2014	2013
Cash dividend per share	$0.125	$0.125

Subsequent to December 31, 2014, the Company announced a 20% increase to its dividend, declaring a semi-annual dividend of $0.15 per Class A and Class B share, resulting in a prospective annual dividend of $0.30 per share. The dividend declared is payable on April 15, 2015 with a record date for determining dividend entitlements of March 11, 2015.

Temporary Suspension of Voting Rights Affecting Non-U.S. Stockholders

On April 18, 2012, the Company announced that it suspended 50% of the voting rights of the Class B Common Stock held by stockholders who are not U.S. citizens (“Non-U.S. Stockholders”) in order to maintain compliance with U.S. law which states that no broadcast station licensee may be owned by a corporation if more than 25% of that corporation’s stock was owned or voted by Non-U.S. Stockholders, their representatives, or by any other corporation organized under the laws of a foreign country. The Company owns broadcast station licensees in connection with its ownership and operation of U.S. television stations. The suspension of voting rights of shares of Class B Common Stock held by Non-U.S. Stockholders is currently at 10%. This suspension of voting rights will remain in place for as long as the Company deems it necessary to maintain compliance with applicable U.S. law, and may be adjusted by the Audit Committee as it deems appropriate.

Voting Agreement with the Murdoch Family Interests

On April 18, 2012, the Murdoch Family Trust and K. Rupert Murdoch (together the “Murdoch Family Interests”) entered into an agreement with the Company, whereby the Murdoch Family Interests agreed to limit their voting rights during the voting rights suspension period. Under this agreement, the Murdoch Family Interests will not vote or provide voting instructions with respect to a portion of their shares of Class B Common Stock to the extent that doing so would increase their percentage of voting power from what it was prior to the suspension of voting rights. Currently, as a result of the suspension of voting rights, the aggregate percentage

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

vote of the Murdoch Family Interests is at 39.1% of the outstanding shares of Class B Common Stock not subject to the suspension of voting rights, and the percentage vote may be adjusted as provided in the agreement with the Company.

NOTE 11. EQUITY-BASED COMPENSATION

In August 2014, the Compensation Committee approved the conversion of approximately 2.1 million outstanding cash-settled equity awards granted to certain named executive officers for the fiscal 2013-2015 and fiscal 2014-2016 performance periods from cash-settled to stock-settled awards. As a result, all currently outstanding equity awards granted to the Company’s named executive officers are stock-settled and the remaining cash-settled awards outstanding are not material.

The following table summarizes the Company’s equity-based compensation transactions:

	For the three months ended December 31,		For the six months ended December 31,
	2014	2013	2014	2013
	(in millions)
Equity-based compensation	$41	$29	$102	$96
Intrinsic value of all settled equity-based awards	$-	$-	$292	$290
Tax benefit on vested equity-based awards	$-	$-	$105	$93

As of December 31, 2014, the Company’s total compensation cost related to equity-based awards, not yet recognized, was approximately $165 million, and is expected to be recognized over a weighted average period between one and two years. Compensation expense on all equity-based awards is generally recognized on a straight-line basis over the vesting period of the entire award. However, certain performance based awards are recognized on an accelerated basis.

As of December 31, 2014 and June 30, 2014, the liability for cash-settled awards was approximately $15 million and $165 million, respectively. Cash-settled awards are marked-to-market at each reporting period.

Performance Stock Units

The Company’s stock based awards are granted in Class A Common Stock. During the six months ended December 31, 2014, approximately 4.1 million performance stock units (“PSUs”) were granted and approximately 6.9 million PSUs vested. Approximately 1.7 million units of the awards that vested were settled in cash.

During the six months ended December 31, 2013, approximately 4.9 million PSUs were granted and approximately 2.8 million PSUs vested. Approximately 2.1 million units of the awards that vested were settled in cash.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal operations. The total firm commitments and future debt payments as of December 31, 2014 and June 30, 2014 were $76 billion and $87 billion, respectively. The decrease from June 30, 2014 was primarily due to the sale of the DBS businesses in November 2014 (See Note 2 – Acquisitions, Disposals and Other Transactions), partially offset by commitments under a new contract with the International Cricket Council (“ICC”).

Guarantees

The Company’s guarantees as of December 31, 2014 and June 30, 2014 were $807 million and $724 million, respectively. The increase from June 30, 2014 was primarily due to the Company obtaining a bank guarantee covering its programming rights obligation in connection with the agreement with the ICC.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contingencies

Shareholder Litigation

Southern District of New York

On July 19, 2011, a purported class action lawsuit captioned Wilder v. News Corp., et al. (“Wilder Litigation”), was filed on behalf of all purchasers of the Company’s common stock between March 3, 2011 and July 11, 2011, in the United States District Court for the Southern District of New York. The plaintiff brought claims under Section 10(b) and Section 20(a) of the Securities Exchange Act, alleging that false and misleading statements were issued regarding the alleged acts of voicemail interception at The News of the World. The suit names as defendants the Company, Rupert Murdoch, James Murdoch and Rebekah Brooks, and seeks compensatory damages, rescission for damages sustained, and costs. On June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff and Robbins Geller Rudman & Dowd as lead counsel. Thereafter, on July 3, 2012, the court issued an order providing that an amended consolidated complaint shall be filed by July 31, 2012. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants NI Group Limited (now known as News Corp UK & Ireland Limited) and Les Hinton, and expanded the class period to include February 15, 2011 to July 18, 2011. The defendants filed motions to dismiss the litigation, which were granted by the court on March 31, 2014. Plaintiffs were allowed to amend their complaint, and on April 30, 2014, plaintiffs filed a second amended consolidated complaint, which generally repeats the allegations of the amended consolidated complaint and also expands the class period to July 8, 2009 to July 18, 2011. On August 11, 2014, defendants filed motions to dismiss the second amended consolidated complaint, and on October 24, 2014, plaintiffs opposed those motions. On November 21, 2014, defendants filed their replies to plaintiffs’ opposition. The Company’s management believes the claims in the Wilder Litigation are entirely without merit, and intends to vigorously defend those claims.

U.K. Newspaper Matters and Related Investigations and Litigation

In 2011, U.S. regulators and governmental authorities initiated investigations with respect to phone hacking, illegal data access and inappropriate payments to public officials that occurred at subsidiaries of News Corp (the “U.K. Newspaper Matters”). On January 28, 2015, the Company was notified by the United States Department of Justice that it has completed its investigation relating to the U.K. Newspaper Matters, and is declining to prosecute the Company.

In connection with the Separation, the Company and News Corp agreed in the Separation and Distribution Agreement that the Company will indemnify News Corp, on an after-tax basis, for payments made after the Separation arising out of civil claims and investigations relating to the U.K. Newspaper Matters, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp (the “Indemnity”). As of June 30, 2014, the Company recognized approximately $80 million as its obligation under the Indemnity, of which approximately $65 million related to the amounts payable to News Corp and approximately $15 million for the remaining unamortized fair value of expected future payments to be made under the Indemnity. Pursuant to ASC 460, “Guarantees”, the amount provided for future payments is being amortized in a systematic pattern that reflects the release from the underlying risks and is included in (Loss) income from discontinued operations, net of tax, in the Unaudited Consolidated Statements of Operations. As of December 31, 2014, the Company has recognized approximately $60 million as its obligation under the Indemnity, of which approximately $55 million relates to amounts payable to News Corp and approximately $5 million for the remaining unamortized fair value of expected future payments to be made under the Indemnity. Pursuant to the Indemnity, the Company made payments of $28 million to News Corp during the six months ended December 31, 2014. If additional information becomes available and as payments are made, the Company will update the liability provision for the Indemnity. Any changes to the liability provision for the Indemnity in the future will impact the results of operations for that period. The liability provision for the Indemnity was estimated by probability weighting expected payments to be made to News Corp under such Agreement and discounting probability-weighted expected payments to the valuation date, using a discount rate based on the Company’s cost of debt.

Other

Equity purchase arrangements that are exercisable by the counter-party to the agreement, and that are outside the sole control of the Company, are accounted for in accordance with ASC 480-10-S99-3A. Accordingly, the fair values of such equity purchase arrangements are classified in Redeemable noncontrolling interests. Other than the arrangements classified in Redeemable noncontrolling interests, the Company is party to several other purchase and sale arrangements which become exercisable at various points in time. However these arrangements are currently either not exercisable in the next twelve months or are not material.

The Company’s operations are subject to tax in various domestic and international jurisdictions and as a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. The Company believes it has appropriately accrued for the

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 13. SEGMENT INFORMATION

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

•

Television, which principally consists of the broadcasting of network programming in the U.S. and the operation of 28 full power broadcast television stations, including 11 duopolies, in the U.S. (of these stations, 17 are affiliated with FOX, 10 are affiliated with Master Distribution Service, Inc. (“MyNetworkTV”) and one is an independent station).

•

Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide.

•

Direct Broadcast Satellite Television, which consisted of the distribution of programming services via satellite, cable, and broadband directly to subscribers in Italy, Germany and Austria. The DBS segment consisted entirely of the operations of Sky Italia and Sky Deutschland. On November 12, 2014, Twenty-First Century Fox completed the previously announced sale of Sky Italia and its 57% interest in Sky Deutschland to Sky (See Note 2 – Acquisitions, Disposals and Other Transactions). Following the sale of the DBS businesses, the Company continues to report in five segments for comparative purposes.

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

	For the three months ended December 31,		For the six months ended December 31,
	2014	2013	2014	2013
	(in millions)
Revenues:
Cable Network Programming	$3,384	$2,964	$6,615	$5,774
Television	1,623	1,630	2,671	2,678
Filmed Entertainment	2,753	2,477	5,229	4,597
Direct Broadcast Satellite Television	663	1,517	2,112	2,907
Other, Corporate and Eliminations	(368)	(425)	(685)	(732)
Total revenues	$8,055	$8,163	$15,942	$15,224
Segment OIBDA:
Cable Network Programming	$1,159	$1,038	$2,197	$2,029
Television	290	218	464	449
Filmed Entertainment	336	337	794	665
Direct Broadcast Satellite Television	27	30	234	220
Other, Corporate and Eliminations	(90)	(79)	(188)	(201)
Total Segment OIBDA	$1,722	$1,544	$3,501	$3,162
Amortization of cable distribution investments	(21)	(18)	(44)	(40)
Depreciation and amortization	(201)	(260)	(477)	(573)
Equity earnings of affiliates	250	168	629	260
Interest expense, net	(310)	(274)	(615)	(546)
Interest income	9	7	23	15
Other, net	5,040	191	5,075	156
Income from continuing operations before income tax expense	6,489	1,358	8,092	2,434
Income tax expense	(189)	(360)	(692)	(660)
Income from continuing operations	6,300	998	7,400	1,774
(Loss) income from discontinued operations, net of tax	(16)	225	(23)	712
Net income	6,284	1,223	7,377	2,486
Less: Net income attributable to noncontrolling interests	(77)	(16)	(133)	(24)
Net income attributable to Twenty-First Century Fox stockholders	$6,207	$1,207	$7,244	$2,462

Intersegment revenues, generated by the Filmed Entertainment segment, of $285 million and $362 million for the three months ended December 31, 2014 and 2013, respectively, and of $560 million and $611 million for the six months ended December 31, 2014 and 2013, respectively, have been eliminated within the Other, Corporate and Eliminations segment.

	For the three months ended December 31,		For the six months ended December 31,
	2014	2013	2014	2013
	(in millions)
Depreciation and amortization:
Cable Network Programming	$69	$49	$149	$99
Television	29	25	55	49
Filmed Entertainment	30	33	63	65
Direct Broadcast Satellite Television	69	149	202	352
Other, Corporate and Eliminations	4	4	8	8
Total depreciation and amortization	$201	$260	$477	$573

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization for the three months ended December 31, 2014 and 2013 include the amortization of definite lived intangible assets of $81 million and $79 million, respectively, and $183 million and $218 million for the six months ended December 31, 2014 and 2013, respectively.

	As of December 31, 2014	As of June 30, 2014
	(in millions)
Total assets:
Cable Network Programming	$22,661	$22,422
Television	7,284	6,449
Filmed Entertainment	9,975	10,419
Direct Broadcast Satellite Television	-	9,144
Other, Corporate and Eliminations	8,309	3,500
Investments	4,423	2,859

Total assets	$52,652	$54,793

	As of December 31, 2014	As of June 30, 2014
	(in millions)
Goodwill and intangible assets, net:
Cable Network Programming	$12,670	$12,854
Television	4,303	4,282
Filmed Entertainment	1,806	2,441
Direct Broadcast Satellite Television	-	6,451
Other, Corporate and Eliminations	96	96

Total goodwill and intangible assets, net	$18,875	$26,124

Revenues by Component

	For the three months ended December 31,		For the six months ended December 31,
	2014	2013	2014	2013
	(in millions)
Revenues:
Affiliate fees	$2,480	$2,119	$4,912	$4,221
Subscription	605	1,366	1,964	2,671
Advertising	2,370	2,385	4,104	4,050
Content	2,487	2,156	4,749	4,068
Other	113	137	213	214
Total revenues	$8,055	$8,163	$15,942	$15,224

NOTE 14. ADDITIONAL FINANCIAL INFORMATION

Supplemental Cash Flows Information

	For the six months ended December 31,
	2014	2013
	(in millions)
Supplemental cash flows information:
Cash paid for income taxes	$(404)	$(697)
Cash paid for interest	$(609)	$(538)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other, net

The following table sets forth the components of Other, net included in the Unaudited Consolidated Statements of Operations:

	For the three months ended December 31,		For the six months ended December 31,
	2014	2013	2014	2013
	(in millions)
Gain on sale of the DBS businesses(a)	$4,995	$-	$4,995	$-
Gain on disposition of Shine Group(a)	63	-	63	-
Gain on sale of investment in Phoenix	-	199	-	199
Shareholder litigation settlement(b)	-	-	-	111
Restructuring(c)	(35)	(2)	(38)	(84)
Investment impairment losses(d)	(3)	(13)	(3)	(67)
Other	20	7	58	(3)
Other, net	$5,040	$191	$5,075	$156

(a)	See Note 2 – Acquisitions, Disposals and Other Transactions.
(b)

In the six months ended December 31, 2013, the Company recorded a net settlement gain of $111 million related to certain shareholder litigation matters (as described in Note 16 – Commitments and Contingencies in the 2014 Form 10-K under the heading “Shareholder Litigation – Delaware”).

(c)

The restructuring charges in the six months ended December 31, 2014 relates to cost structure efficiency enhancement initiatives at the Cable Network Programming and Television segments. The restructuring charges in the six months ended December 31, 2013 relates to contract termination costs associated with cost structure efficiency enhancement initiatives at the DBS segment.

(d)

The write-downs of investments were recorded as a result of either the deteriorating financial position of the investee or due to a permanent impairment resulting from sustained losses and limited prospects for recovery.

Income Taxes

The following table illustrates the overall changes in the Company’s net deferred tax liabilities for the six months ended December 31, 2014:

	Net deferred tax liabilities before valuation allowance	Less: valuation allowance	Total net deferred tax liabilities
	(in millions)
Balance, June 30, 2014	$(330)	$(2,338)	$(2,668)
Acquisitions and disposals	(1,338)	1,748	410
Other	316	140	456
Balance, December 31, 2014	$(1,352)	$(450)	$(1,802)

The Company had deferred tax assets of $60 million and $61 million as of December 31, 2014 and June 30, 2014, respectively. The Company had current deferred tax liabilities of $80 million and nil as of December 31, 2014 and June 30, 2014, respectively.

The Company also had non-current deferred tax liabilities of $1,782 million and $2,729 million as of December 31, 2014 and June 30, 2014, respectively.

The primary reason for change in the net deferred tax liabilities is due to the sale of the DBS businesses. This allowed for the utilization of capital loss carryforwards and foreign tax credit carryforwards to offset the current income tax liability attributable to the sale. Previously, these tax assets had a full valuation allowance recorded. As a result of the transaction, the associated valuation allowance was reversed. The Company also reversed the valuation allowance associated with the Company’s remaining foreign tax credit carryforwards as it separately determined that it is more likely than not that the Company will utilize these foreign tax credit carryforwards prior to their expiration.

NOTE 15. SUPPLEMENTAL GUARANTOR INFORMATION

In May 2012, 21CFA entered into a credit agreement (the “Credit Agreement”), among 21CFA as Borrower, the Company as Parent Guarantor, the lenders named therein, the initial issuing banks named therein, JPMorgan Chase Bank, N.A. (“JPMorgan

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

With respect to the six months ended December 31, 2014, we identified certain adjustments, which the Company determined were not material, related to the presentation of Earnings (losses) from subsidiary entities for the three and six months ended December 31, 2013 and for the year ended June 30, 2014 and Intragroup investments as of June 30, 2014. These revisions had no impact on any consolidated totals of the condensed consolidating financial statements. These revisions impacted the amounts presented in the 21CFA column (increasing the amounts presented as Earnings (losses) from subsidiary entities, Income tax (expense) benefit and Comprehensive income (loss) attributable to Twenty-First Century Fox stockholders) and in the Reclassifications and Eliminations column in the Supplemental Condensed Consolidating Statements of Operations for the three and six months ended December 31, 2013 and for the year ended June 30, 2014 and the amounts presented in the 21CFA column (increasing the Intragroup investments and Equity) and in the Reclassifications and Eliminations column in the Supplemental Condensed Consolidating Balance Sheet as of June 30, 2014. These adjustments were not reflected in the previously filed Supplemental Guarantor Information filed with our Form 10-Q filed with the SEC on February 7, 2014 and with our 2014 Form 10-K.

Accordingly, the Supplemental Condensed Consolidating Statements of Operations for the three and six months ended December 31, 2013 and for the year ended June 30, 2014 and Supplemental Condensed Consolidating Balance Sheet as of June 30, 2014 have been revised to reflect the immaterial adjustments described above. Fiscal 2015 amounts have been prepared to conform to this presentation. Future filings will also reflect increased 21CFA and reclassification/elimination amounts of Earnings (losses) from subsidiary entities, Income tax (expense) benefit, Comprehensive income (loss) attributable to Twenty-First Century Fox stockholders, Intragroup investments and Equity for prior periods.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended December 31, 2014

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$-	$-	$8,055	$-	$8,055
Expenses	(81)	-	(6,474)	-	(6,555)
Equity (losses) earnings of affiliates	(1)	-	251	-	250
Interest expense, net	(396)	(152)	(28)	266	(310)
Interest income	-	1	274	(266)	9
Earnings (losses) from subsidiary entities	6,873	6,374	-	(13,247)	-
Other, net	164	-	4,876	-	5,040
Income (loss) from continuing operations before income tax (expense) benefit	6,559	6,223	6,954	(13,247)	6,489
Income tax (expense) benefit	(294)	-	(85)	190	(189)
Income (loss) from continuing operations	6,265	6,223	6,869	(13,057)	6,300
Loss from discontinued operations, net of tax	-	(16)	-	-	(16)
Net income (loss)	6,265	6,207	6,869	(13,057)	6,284
Less: Net income attributable to noncontrolling interests	-	-	(77)	-	(77)
Net income (loss) attributable to Twenty-First Century Fox stockholders	$6,265	$6,207	$6,792	$(13,057)	$6,207
Comprehensive income (loss) attributable to Twenty-First Century Fox stockholders	$5,459	$5,488	$6,059	$(11,518)	$5,488

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended December 31, 2013

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$-	$-	$8,163	$-	$8,163
Expenses	(73)	-	(6,824)	-	(6,897)
Equity earnings of affiliates	-	-	168	-	168
Interest expense, net	(393)	(140)	(8)	267	(274)
Interest income	-	-	274	(267)	7
Earnings (losses) from subsidiary entities	2,116	1,122	-	(3,238)	-
Other, net	(3)	-	194	-	191
Income (loss) from continuing operations before income tax (expense) benefit	1,647	982	1,967	(3,238)	1,358
Income tax (expense) benefit	(438)	-	(524)	602	(360)
Income (loss) from continuing operations	1,209	982	1,443	(2,636)	998
Income from discontinued operations, net of tax	-	225	-	-	225
Net income (loss)	1,209	1,207	1,443	(2,636)	1,223
Less: Net income attributable to noncontrolling interests	-	-	(16)	-	(16)
Net income (loss) attributable to Twenty-First Century Fox stockholders	$1,209	$1,207	$1,427	$(2,636)	$1,207
Comprehensive income (loss) attributable to Twenty-First Century Fox stockholders	$1,382	$1,227	$1,390	$(2,772)	$1,227

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the six months ended December 31, 2014

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$-	$-	$15,942	$-	$15,942
Expenses	(169)	-	(12,793)	-	(12,962)
Equity (losses) earnings of affiliates	(1)	-	630	-	629
Interest expense, net	(794)	(290)	(58)	527	(615)
Interest income	8	1	541	(527)	23
Earnings (losses) from subsidiary entities	8,526	7,556	-	(16,082)	-
Other, net	153	-	4,922	-	5,075
Income (loss) from continuing operations before income tax (expense) benefit	7,723	7,267	9,184	(16,082)	8,092
Income tax (expense) benefit	(660)	-	(785)	753	(692)
Income (loss) from continuing operations	7,063	7,267	8,399	(15,329)	7,400
Loss from discontinued operations, net of tax	-	(23)	-	-	(23)
Net income (loss)	7,063	7,244	8,399	(15,329)	7,377
Less: Net income attributable to noncontrolling interests	-	-	(133)	-	(133)
Net income (loss) attributable to Twenty-First Century Fox stockholders	$7,063	$7,244	$8,266	$(15,329)	$7,244
Comprehensive income (loss) attributable to Twenty-First Century Fox stockholders	$5,466	$5,803	$6,648	$(12,114)	$5,803

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the six months ended December 31, 2013

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$-	$-	$15,224	$-	$15,224
Expenses	(165)	-	(12,510)	-	(12,675)
Equity earnings of affiliates	-	-	260	-	260
Interest expense, net	(778)	(276)	(13)	521	(546)
Interest income	1	1	534	(521)	15
Earnings (losses) from subsidiary entities	3,472	2,025	-	(5,497)	-
Other, net	275	-	(119)	-	156
Income (loss) from continuing operations before income tax (expense) benefit	2,805	1,750	3,376	(5,497)	2,434
Income tax (expense) benefit	(761)	-	(916)	1,017	(660)
Income (loss) from continuing operations	2,044	1,750	2,460	(4,480)	1,774
Income from discontinued operations, net of tax	-	712	-	-	712
Net income (loss)	2,044	2,462	2,460	(4,480)	2,486
Less: Net income attributable to noncontrolling interests	-	-	(24)	-	(24)
Net income (loss) attributable to Twenty-First Century Fox stockholders	$2,044	$2,462	$2,436	$(4,480)	$2,462
Comprehensive income (loss) attributable to Twenty-First Century Fox stockholders	$1,941	$2,773	$2,713	$(4,654)	$2,773

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2014

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$-	$31,866	$-	$31,867
Expenses	(345)	-	(26,034)	-	(26,379)
Equity earnings of affiliates	1	-	621	-	622
Interest expense, net	(1,561)	(513)	(47)	1,000	(1,121)
Interest income	3	3	1,020	(1,000)	26
Earnings (losses) from subsidiary entities	6,530	4,200	-	(10,730)	-
Other, net	590	82	(498)	-	174
Income (loss) from continuing operations before income tax (expense) benefit	5,219	3,772	6,928	(10,730)	5,189
Income tax (expense) benefit	(1,279)	-	(1,699)	1,706	(1,272)
Income (loss) from continuing operations	3,940	3,772	5,229	(9,024)	3,917
(Loss) income from discontinued operations, net of tax	(13)	742	-	-	729
Net income (loss)	3,927	4,514	5,229	(9,024)	4,646
Less: Net income attributable to noncontrolling interests	-	-	(132)	-	(132)
Net income (loss) attributable to Twenty-First Century Fox stockholders	$3,927	$4,514	$5,097	$(9,024)	$4,514
Comprehensive income (loss) attributable to Twenty-First Century Fox stockholders	$4,390	$4,799	$5,572	$(9,962)	$4,799

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

As of December 31, 2014

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$472	$8,320	$1,259	$-	$10,051
Receivables, net	12	-	6,658	(1)	6,669
Inventories, net	-	-	3,226	-	3,226
Other	33	-	285	-	318
Total current assets	517	8,320	11,428	(1)	20,264
Non-current assets:
Receivables, net	15	-	447	-	462
Inventories, net	-	-	6,364	-	6,364
Property, plant and equipment, net	218	-	1,500	-	1,718
Intangible assets, net	-	-	6,427	-	6,427
Goodwill	-	-	12,448	-	12,448
Other	419	-	127	-	546
Investments:
Investments in associated companies and other investments	43	22	4,358	-	4,423
Intragroup investments	89,992	51,976	-	(141,968)	-
Total investments	90,035	51,998	4,358	(141,968)	4,423
TOTAL ASSETS	$91,204	$60,318	$43,099	$(141,969)	$52,652
LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$200	$-	$27	$-	$227
Other current liabilities	405	60	6,548	(1)	7,012
Total current liabilities	605	60	6,575	(1)	7,239
Non-current liabilities:
Borrowings	17,278	-	1,623	-	18,901
Other non-current liabilities	331	-	4,846	-	5,177
Intercompany	34,604	40,445	(75,049)	-	-
Redeemable noncontrolling interests	-	-	547	-	547
Total equity	38,386	19,813	104,557	(141,968)	20,788
TOTAL LIABILITIES AND EQUITY	$91,204	$60,318	$43,099	$(141,969)	$52,652

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

As of June 30, 2014

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$473	$3,120	$1,822	$-	$5,415
Receivables, net	3	-	6,466	(1)	6,468
Inventories, net	-	-	3,092	-	3,092
Other	10	-	391	-	401
Total current assets	486	3,120	11,771	(1)	15,376
Non-current assets:
Receivables, net	16	-	438	-	454
Inventories, net	-	-	6,442	-	6,442
Property, plant and equipment, net	145	-	2,786	-	2,931
Intangible assets, net	-	-	8,072	-	8,072
Goodwill	-	-	18,052	-	18,052
Other	410	-	197	-	607
Investments:
Investments in associated companies and other investments	113	19	2,727	-	2,859
Intragroup investments	80,714	46,499	-	(127,213)	-
Total investments	80,827	46,518	2,727	(127,213)	2,859
TOTAL ASSETS	$81,884	$49,638	$50,485	$(127,214)	$54,793
LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$750	$-	$49	$-	$799
Other current liabilities	516	85	7,457	(1)	8,057
Total current liabilities	1,266	85	7,506	(1)	8,856
Non-current liabilities:
Borrowings	16,279	-	1,980	-	18,259
Other non-current liabilities	316	-	5,920	-	6,236
Intercompany	33,276	32,135	(65,411)	-	-
Redeemable noncontrolling interests	-	-	541	-	541
Total equity	30,747	17,418	99,949	(127,213)	20,901
TOTAL LIABILITIES AND EQUITY	$81,884	$49,638	$50,485	$(127,214)	$54,793

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the six months ended December 31, 2014

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities from continuing operations	$(296)	$226	$922	$-	$852
Investing activities:
Property, plant and equipment	(78)	-	(183)	-	(261)
Investments	(119)	(3)	(993)	-	(1,115)
Proceeds from dispositions, net	79	8,582	(48)	-	8,613
Net cash (used in) provided by investing activities from continuing operations	(118)	8,579	(1,224)	-	7,237
Financing activities:
Borrowings	1,191	-	1,256	-	2,447
Repayment of borrowings	(750)	-	(1,309)	-	(2,059)
Issuance of shares	-	48	-	-	48
Repurchase of shares	-	(2,730)	-	-	(2,730)
Dividends paid	-	(273)	(163)	-	(436)
Purchase of subsidiary shares from noncontrolling interests	-	(650)	-	-	(650)
Net cash provided by (used in) financing activities from continuing operations	441	(3,605)	(216)	-	(3,380)
Discontinued operations:
Net decrease in cash and cash equivalents from discontinued operations	(28)	-	-	-	(28)
Net (decrease) increase in cash and cash equivalents	(1)	5,200	(518)	-	4,681
Cash and cash equivalents, beginning of year	473	3,120	1,822	-	5,415
Exchange movement on cash balances	-	-	(45)	-	(45)
Cash and cash equivalents, end of period	$472	$8,320	$1,259	$-	$10,051

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the six months ended December 31, 2013

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities from continuing operations	$(844)	$1,060	$332	$-	$548
Investing activities:
Property, plant and equipment	(2)	-	(327)	-	(329)
Investments	(1)	-	(138)	-	(139)
Proceeds from dispositions, net	-	-	223	-	223
Net cash used in investing activities from continuing operations	(3)	-	(242)	-	(245)
Financing activities:
Borrowings	987	-	-	-	987
Issuance of shares	-	66	-	-	66
Repurchase of shares	-	(1,735)	-	-	(1,735)
Dividends paid	-	(287)	(110)	-	(397)
Purchase of subsidiary shares from noncontrolling interests	-	-	(75)	-	(75)
Distribution to News Corporation	-	(10)	-	-	(10)
Net cash provided by (used in) financing activities from continuing operations	987	(1,966)	(185)	-	(1,164)
Discontinued operations:
Net (decrease) increase in cash and cash equivalents from discontinued operations	(57)	552	-	-	495
Net increase (decrease) in cash and cash equivalents	83	(354)	(95)	-	(366)
Cash and cash equivalents, beginning of year	524	3,956	2,179	-	6,659
Exchange movement on cash balances	-	-	52	-	52
Cash and cash equivalents, end of period	$607	$3,602	$2,136	$-	$6,345

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

•

Results of Operations - This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2014 and 2013. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2014 and 2013, as well as a discussion of the Company’s outstanding debt. This section also includes a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

•

Television, which principally consists of the broadcasting of network programming in the U.S. and the operation of 28 full power broadcast television stations, including 11 duopolies, in the U.S. (of these stations, 17 are affiliated with the FOX Broadcasting Company (“FOX”), 10 are affiliated with Master Distribution Service, Inc. (“MyNetworkTV”) and one is an independent station).

•

Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide.

•

Direct Broadcast Satellite Television, which consisted of the distribution of programming services via satellite, cable and broadband directly to subscribers in Italy, Germany and Austria. The Direct Broadcast Satellite Television (“DBS”) segment consisted entirely of the operations of Sky Italia and Sky Deutschland AG (“Sky Deutschland”). On November 12, 2014, Twenty-First Century Fox completed the previously announced sale of Sky Italia and its 57% interest in Sky Deutschland to British Sky Broadcasting Group plc, which was subsequently renamed Sky plc (“Sky”) (See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements). Sky

is a pan-European digital television provider, which operates in Italy, Germany, Austria, the United Kingdom and Ireland. Following the sale of the DBS businesses, the Company continues to report in five segments for comparative purposes.

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

Other Business Developments

Television

In October 2014, the Company acquired two San Francisco-Bay area television stations, KTVU-TV FOX 2 and KICU-TV 36, with a fair value of approximately $220 million from Cox Media Group in exchange for the Company’s FOX affiliated stations WHBQ-TV FOX 13 and WFXT-TV FOX 25, located in the Memphis and Boston markets, respectively.

Filmed Entertainment

The Company and funds managed by Apollo Global Management, LLC (“Apollo”) formed Endemol Shine Group in December 2014 to which the Company contributed its interests in Shine Group and cash, comprising an aggregate carrying value of approximately $830 million. The joint venture, a global multi-platform content provider, is comprised of Shine Group, Endemol, and CORE Media Group and is jointly managed by the Company and Apollo, with each owning 50%. As a result of the transaction, Shine Group ceased to be a consolidated subsidiary of the Company. The Company recorded a gain of $63 million on this transaction which was included in Other, net in the Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2014. The Company’s investment in the Endemol Shine Group is accounted for using the equity method of accounting.

Direct Broadcast Satellite Television

In January 2011, the Company purchased a convertible bond from Sky Deutschland for approximately $225 million. In October 2014, the Company exercised its right to convert the bonds into 53.9 million Sky Deutschland shares, increasing the Company’s ownership interest to 57%.

On November 12, 2014, the Company sold its 100% and 57% ownership stakes in Sky Italia and Sky Deutschland, respectively, to Sky for approximately $8.8 billion in value comprised of approximately $8.2 billion in cash received, net of $650 million of cash paid to acquire Sky’s 21% interest in NGC Network International LLC and NGC Network Latin America LLC (collectively “NGC International”), increasing the Company’s ownership stake in NGC International to 73%. In connection with this transaction, the Company participated in Sky’s equity offering in July 2014 by purchasing additional shares in Sky for approximately $900 million and maintained the Company’s 39% ownership interest. As a result of the transaction, Sky Italia and Sky Deutschland ceased to be consolidated subsidiaries of the Company. The Company recorded a gain of $5.0 billion on this transaction, which was included in Other, net in the Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2014.

RESULTS OF OPERATIONS

Results of Operations—For the three and six months ended December 31, 2014 versus the three and six months ended December 31, 2013

The following tables set forth the Company’s operating results for the three and six months ended December 31, 2014, as compared to the three and six months ended December 31, 2013, including presentation of Revenues by component excluding the DBS segment and related intersegment eliminations.

	For the three months ended December 31,			For the six months ended December 31,
	2014	2013	% Change	2014	2013	% Change
	(in millions, except %)
Revenues:
Affiliate fees	$2,480	$2,119	17%	$4,912	$4,221	16%
Subscription	605	1,366	(56)%	1,964	2,671	(26)%
Advertising	2,370	2,385	(1)%	4,104	4,050	1%
Content	2,487	2,156	15%	4,749	4,068	17%
Other	113	137	(18)%	213	214	-
Total revenues	8,055	8,163	(1)%	15,942	15,224	5%
Operating expenses	(5,366)	(5,551)	(3)%	(10,418)	(9,998)	4%
Selling, general and administrative	(988)	(1,086)	(9)%	(2,067)	(2,104)	(2)%
Depreciation and amortization	(201)	(260)	(23)%	(477)	(573)	(17)%
Equity earnings of affiliates	250	168	49%	629	260	**
Interest expense, net	(310)	(274)	13%	(615)	(546)	13%
Interest income	9	7	29%	23	15	53%
Other, net	5,040	191	**	5,075	156	**
Income from continuing operations before income tax expense	6,489	1,358	**	8,092	2,434	**
Income tax expense	(189)	(360)	(48)%	(692)	(660)	5%
Income from continuing operations	6,300	998	**	7,400	1,774	**
(Loss) income from discontinued operations, net of tax	(16)	225	**	(23)	712	**
Net income	6,284	1,223	**	7,377	2,486	**
Less: Net income attributable to noncontrolling interests	(77)	(16)	**	(133)	(24)	**
Net income attributable to Twenty-First Century Fox stockholders	$6,207	$1,207	**	$7,244	$2,462	**

	For the three months ended December 31,			For the six months ended December 31,
	2014	2013	% Change	2014	2013	% Change
	(in millions, except %)
Revenues (excluding Direct Broadcast Satellite Television):
Affiliate fees	$2,492	$2,152	16%	$4,955	$4,284	16%
Advertising	2,325	2,290	2%	3,998	3,911	2%
Content	2,501	2,171	15%	4,772	4,099	16%
Other	106	116	(9)%	182	172	6%
Adjusted Total Revenues	7,424	6,729	10%	13,907	12,466	12%
Direct Broadcast Satellite Television, net of eliminations	631	1,434	(56)%	2,035	2,758	(26)%
Total revenues	$8,055	$8,163	(1)%	$15,942	$15,224	5%

**	not meaningful

Overview – The Company’s revenues decreased 1% for the three months ended December 31, 2014, as compared to the corresponding period of fiscal 2014, and the Company’s revenues increased 5% for the six months ended December 31, 2014, as compared to the corresponding period of fiscal 2014. The changes in revenues were impacted by the effect of the sale of the DBS businesses in November 2014. Excluding the activity of the DBS businesses, the Company’s revenues increased 10% and 12% for the three and six months ended December 31, 2014, respectively, as compared to the corresponding periods of fiscal 2014, due to higher affiliate fees and content revenues. The increase in affiliate fee revenues was primarily attributable to higher average rates per subscriber across most channels and the acquisition of the majority interest in the Yankees Entertainment and Sports Network (the “YES Network”) in February 2014. The increase in content revenues was primarily due to higher worldwide theatrical revenues of motion picture productions and digital distribution revenues from the licensing of motion picture and television productions partially offset by lower network and syndication revenues from the licensing of domestic and international television productions. The strengthening of the U.S. dollar against local currencies resulted in a revenue decrease of approximately $215 million and $240 million for the three and six months ended December 31, 2014, respectively, as compared to the corresponding periods of fiscal 2014.

Operating expenses decreased 3% for the three months ended December 31, 2014, as compared to the corresponding period of fiscal 2014, primarily due to the sale of the DBS businesses in November 2014. This decrease was partially offset by higher sports rights fees, primarily due to new Major League Baseball (“MLB”) and National Football League (“NFL”) contracts, entertainment programming costs, motion picture production amortization and theatrical marketing costs. As a result of these increases, operating expenses at the Cable Network Programming and Filmed Entertainment segments increased by approximately $300 million and $275 million, respectively, for the three months ended December 31, 2014 as compared to the corresponding period of fiscal 2014. Operating expenses increased 4% for the six months ended December 31, 2014, as compared to the corresponding period of fiscal 2014, primarily due to increased operating expenses at the Cable Network Programming and Filmed Entertainment segments of approximately $630 million and $475 million, respectively, partially offset by the effect of the sale of the DBS businesses in November 2014. The increases at the Cable Network Programming segment were primarily due to higher programming costs related to the continued investment in new sports channels, led by Fox Sports 1’s (“FS1”) broadcast of MLB games, continued investment in new shows at the suite of FX Networks, and the effect of the acquisition of the majority interest in the YES Network in February 2014. The increases at the Filmed Entertainment segment was primarily due to higher motion picture production amortization, participations and theatrical marketing costs partially offset by lower amortization related to television productions.

Selling, general and administrative expenses decreased 9% and 2% for the three and six months ended December 31, 2014, respectively, as compared to the corresponding periods of fiscal 2014, as a result of the sale of the DBS businesses in November 2014. Partially offsetting this decrease was higher costs at the Cable Network Programming segment primarily due to the continued investment in new channels and the effect of the acquisition of the majority interest in the YES Network in February 2014.

Depreciation and amortization, including amortization of acquired identifiable intangible assets, decreased 23% and 17% for the three and six months ended December 31, 2014, respectively, as compared to the corresponding periods of fiscal 2014, primarily due to lower depreciation and amortization as a result of the sale of the DBS businesses in November 2014. These decreases were partially offset by the amortization of acquired identifiable intangible assets resulting from the acquisition of the majority interest in the YES Network in February 2014.

Equity earnings of affiliates – Equity earnings of affiliates increased $82 million and $369 million for the three and six months ended December 31, 2014, respectively, as compared to the corresponding periods of fiscal 2014. The increase was due to higher results at Sky which included the Company’s proportionate share of approximately $200 million and $480 million during the three and six months ended December 31, 2014, respectively, of Sky’s gains related to the sale of its investments in NGC International and ITV plc.

	For the three months ended December 31,			For the six months ended December 31,
	2014	2013	% Change	2014	2013	% Change
	(in millions, except %)
Sky	$296	$184	61%	$692	$276	**
Other equity affiliates	(46)	(16)	**	(63)	(16)	**
Equity earnings of affiliates	$250	$168	49%	$629	$260	**

**	not meaningful

Interest expense, net – Interest expense, net increased $36 million and $69 million for the three and six months ended December 31, 2014, respectively, as compared to the corresponding periods of fiscal 2014, primarily due to higher average debt outstanding due to the debt consolidated in connection with the acquisition of the majority interest in the YES Network in February 2014, and subsequently modified in November 2014. Also contributing to the increase was the issuance in September 2014 of $600 million of 3.70% Senior Notes due 2024 and $600 million of 4.75% Senior Notes due 2044.

Other, net –

	For the three months ended December 31,		For the six months ended December 31,
	2014	2013	2014	2013
	(in millions)
Gain on sale of the DBS businesses(a)	$4,995	$-	$4,995	$-
Gain on disposition of Shine Group(a)	63	-	63	-
Gain on sale of investment in Phoenix	-	199	-	199
Shareholder litigation settlement(b)	-	-	-	111
Restructuring(c)	(35)	(2)	(38)	(84)
Investment impairment losses(d)	(3)	(13)	(3)	(67)
Other	20	7	58	(3)
Other, net	$5,040	$191	$5,075	$156

(a)	See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements.
(b)

In the six months ended December 31, 2013, the Company recorded a net settlement gain of $111 million related to certain shareholder litigation matters (as described in Note 16 – Commitments and Contingencies in the 2014 Form 10-K under the heading “Shareholder Litigation – Delaware”).

(c)

The restructuring charges in the six months ended December 31, 2014 relates to cost structure efficiency enhancement initiatives at the Cable Network Programming and Television segments. The restructuring charges in the six months ended December 31, 2013 relates to contract termination costs associated with cost structure efficiency enhancement initiatives at the DBS segment.

(d)

The write-downs of investments were recorded as a result of either the deteriorating financial position of the investee or due to a permanent impairment resulting from sustained losses and limited prospects for recovery.

Income tax expense – The Company’s effective income tax rate for the three and six months ended December 31, 2014 was 3% and 9%, respectively, as compared to the statutory rate of 35%. This was primarily driven by the income tax benefits associated with the reversal of previously recorded valuation allowances related to capital loss carryforwards and foreign tax credit carryforwards, which will be utilized to offset the income tax liability from the disposition of the DBS businesses. The reversal of the valuation allowance yielded an aggregate income tax benefit of 27% for the quarter. The Company also recognized a benefit of approximately $250 million in the three months ended December 31, 2014 associated with the recognition of various tax benefits. These benefits primarily relate to the reversal of valuation allowances related to its foreign tax credit carryforwards as the Company has separately determined, that it is more likely than not that the Company will utilize these credits before they expire. These items were also the primary drivers of the difference between the effective and statutory rate for the six months ended December 31, 2014.

The Company's effective income tax rate for both the three and six months ended December 31, 2013 was 27%. For the three months ended December 31, 2013, the rate was lower than the statutory rate of 35% primarily due to a 4% rate reduction from the Company’s foreign operations due to tax credits and deductions arising from a corporate restructuring and a 4% rate reduction primarily as a result of the Phoenix sale due to movements in related valuation allowances. These factors also reduced the rate to 27% for the six months ended December 31, 2013.

(Loss) income from discontinued operations, net of tax – For the three and six months ended December 31, 2014, the Company recorded a loss from discontinued operations of $16 million and $23 million, respectively, as compared to income of $225 million and $712 million, respectively, in the corresponding periods of fiscal 2014. The change was primarily due to the recognition, in the three and six months ended December 31, 2013, of a tax refund paid to News Corp and then transferred to the Company in accordance with the tax sharing and indemnification agreement entered into at the time of the Separation (See Note 3 – Discontinued Operations to the accompanying Unaudited Consolidated Financial Statements). Prior to the Separation, a subsidiary of News Corp had filed for refunds to claim certain losses in a foreign jurisdiction.

Net income – Net income increased for the three and six months ended December 31, 2014, as compared to the corresponding periods of fiscal 2014, primarily due to the gain on the sale of the DBS businesses in November 2014.

Net income attributable to noncontrolling interests – The change in Net income attributable to noncontrolling interests for the three and six months ended December 31, 2014, as compared to the corresponding period of fiscal 2014, was primarily due to the improved performance at Sky Deutschland and the inclusion of the YES Network noncontrolling interest as a result of its consolidation beginning February 2014. In November 2014, the Company sold its interests in Sky Deutschland.

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

The following tables reconcile Total Segment OIBDA to Income from continuing operations before income tax expense for the three and six months ended December 31, 2014, as compared to the three and six months ended December 31, 2013.

	For the three months ended December 31,
	2014	2013	Change	% Change
	(in millions, except %)
Revenues	$8,055	$8,163	$(108)	(1)%
Operating expenses	(5,366)	(5,551)	185	(3)%
Selling, general and administrative	(988)	(1,086)	98	(9)%
Amortization of cable distribution investments	21	18	3	17%
Total Segment OIBDA	1,722	1,544	178	12%
Amortization of cable distribution investments	(21)	(18)	(3)	17%
Depreciation and amortization	(201)	(260)	59	(23)%
Equity earnings of affiliates	250	168	82	49%
Interest expense, net	(310)	(274)	(36)	13%
Interest income	9	7	2	29%
Other, net	5,040	191	4,849	**
Income from continuing operations before income tax expense	$6,489	$1,358	$5,131	**

	For the six months ended December 31,
	2014	2013	Change	% Change
	(in millions, except %)
Revenues	$15,942	$15,224	$718	5%
Operating expenses	(10,418)	(9,998)	(420)	4%
Selling, general and administrative	(2,067)	(2,104)	37	(2)%
Amortization of cable distribution investments	44	40	4	10%
Total Segment OIBDA	3,501	3,162	339	11%
Amortization of cable distribution investments	(44)	(40)	(4)	10%
Depreciation and amortization	(477)	(573)	96	(17)%
Equity earnings of affiliates	629	260	369	**
Interest expense, net	(615)	(546)	(69)	13%
Interest income	23	15	8	53%
Other, net	5,075	156	4,919	**
Income from continuing operations before income tax expense	$8,092	$2,434	$5,658	**

**	not meaningful

The following tables set forth the Company’s Revenues and Segment OIBDA for the three and six months ended December 31, 2014, as compared to the three and six months ended December 31, 2013 including presentation of Revenues excluding the DBS segment and related intersegment eliminations (“Adjusted Total Revenues”).

	For the three months ended December 31,
	2014	2013	Change	% Change
	(in millions, except %)
Revenues:
Cable Network Programming	$3,384	$2,964	$420	14%
Television	1,623	1,630	(7)	-
Filmed Entertainment	2,753	2,477	276	11%
Direct Broadcast Satellite Television	663	1,517	(854)	(56)%
Other, Corporate and Eliminations	(368)	(425)	57	13%
Total revenues	$8,055	$8,163	$(108)	(1)%
Less: Direct Broadcast Satellite Television, net of eliminations	(631)	(1,434)	803	(56)%
Adjusted Total Revenues	$7,424	$6,729	$695	10%

	For the six months ended December 31,
	2014	2013	Change	% Change
	(in millions, except %)
Revenues:
Cable Network Programming	$6,615	$5,774	$841	15%
Television	2,671	2,678	(7)	-
Filmed Entertainment	5,229	4,597	632	14%
Direct Broadcast Satellite Television	2,112	2,907	(795)	(27)%
Other, Corporate and Eliminations	(685)	(732)	47	6%
Total revenues	$15,942	$15,224	$718	5%
Less: Direct Broadcast Satellite Television, net of eliminations	(2,035)	(2,758)	723	(26)%
Adjusted Total Revenues	$13,907	$12,466	$1,441	12%

	For the three months ended December 31,
	2014	2013	Change	% Change
	(in millions, except %)
Segment OIBDA:
Cable Network Programming	$1,159	$1,038	$121	12%
Television	290	218	72	33%
Filmed Entertainment	336	337	(1)	-
Direct Broadcast Satellite Television	27	30	(3)	(10)%
Other, Corporate and Eliminations	(90)	(79)	(11)	(14)%
Total Segment OIBDA	$1,722	$1,544	$178	12%

	For the six months ended December 31,
	2014	2013	Change	% Change
	(in millions, except %)
Segment OIBDA:
Cable Network Programming	$2,197	$2,029	$168	8%
Television	464	449	15	3%
Filmed Entertainment	794	665	129	19%
Direct Broadcast Satellite Television	234	220	14	6%
Other, Corporate and Eliminations	(188)	(201)	13	6%
Total Segment OIBDA	$3,501	$3,162	$339	11%

Cable Network Programming (41% and 38% of the Company’s consolidated revenues in the first six months of fiscal 2015 and 2014, respectively)

For the three and six months ended December 31, 2014, revenues at the Cable Network Programming segment increased $420 million, or 14%, and $841 million, or 15%, respectively, as compared to the corresponding periods of fiscal 2014, primarily due to higher affiliate and advertising revenues as shown below:

	For the three months ended December 31, 2014 % Increase	For the six months ended December 31, 2014 % Increase

Affiliate Fees	16%	16%
Advertising	8%	10%

These revenue increases are net of decreases of approximately $100 million and $150 million for the three and six months ended December 31, 2014, respectively, as compared to the corresponding periods of fiscal 2014, due to the strengthening of the U.S. dollar against local currencies.

Domestic affiliate fee revenues increased 19% for the three and six months ended December 31, 2014, as compared to the corresponding periods of fiscal 2014. Over half of the increase in domestic affiliate fee revenue was due to higher average rates per subscriber across most channels led by FS1, the Regional Sports Networks (“RSNs”), Fox News Channel (“Fox News”) and the FX Networks suite of channels. The balance of the growth was primarily attributable to the effect of the acquisition of the majority interest in the YES Network in February 2014. Domestic advertising revenues increased 11% and 10% for the three and six months ended December 31, 2014, respectively, as compared to the corresponding periods of fiscal 2014, primarily due to strong advertising growth led by FX Networks and FS1 as a result of the launch of FXX and the inaugural broadcast of MLB League Championship playoff games at FS1. The acquisition of the majority interest in the YES Network in February 2014 also contributed to the increase in advertising revenues.

For the three and six months ended December 31, 2014, international affiliate fee revenues increased 7%, as compared to the corresponding periods of fiscal 2014. The increase in international affiliate fee revenues was substantially led by local currency growth, primarily at Fox International Channels, as a result of additional subscribers and higher rates in Latin America and additional subscribers in Europe and Asia. For the three and six months ended December 31, 2014, international advertising revenues increased 5% and 9%, respectively, as compared to the corresponding periods of fiscal 2014. The increase in international advertising revenue was primarily driven by increased ratings and pricing at STAR’s entertainment channels. The international affiliate fee and advertising revenue increases in local currencies, for the three and six months ended December 31, 2014, as compared to the corresponding periods in fiscal 2014, were partially offset by the adverse impact of the strengthening of the U.S. dollar against local currencies, primarily in Latin America.

For the three and six months ended December 31, 2014, Segment OIBDA at the Cable Network Programming segment increased $121 million, or 12%, and $168 million, or 8%, respectively, as compared to the corresponding periods of fiscal 2014, primarily due to the revenue increases noted above, partially offset by higher expenses of $299 million, or 16%, and $673 million, or 18%, respectively. Operating expenses increased by approximately $300 million and $630 million for the three months and six months ended December 31, 2014, respectively, as compared to the corresponding periods of fiscal 2014, primarily due to higher programming costs as a result of the continued investment in new sports channels, led by FS1’s broadcast of MLB games, and in new shows at FX Networks, combined with the effect of the acquisition of the majority interest in the YES Network in February 2014. Selling, general and administrative expenses remained constant for the three months ended December 31, 2014 and increased by $45 million for the six months ended December 31, 2014, as compared to the corresponding period of fiscal 2014, primarily due to the effect of the acquisition of the majority interest in the YES Network in February 2014. The increase in Segment OIBDA for the three and six months ended December 31, 2014, as compared to the corresponding periods of fiscal 2014, was net of decreases of approximately $65 million and $110 million, respectively, due to the strengthening of the U.S. dollar against local currencies.

Television (17% and 18% of the Company’s consolidated revenues in the first six months of fiscal 2015 and 2014, respectively)

For the three and six months ended December 31, 2014, revenues at the Television segment remained constant, as compared to the corresponding periods of fiscal 2014, primarily due to higher affiliate fee revenues being offset by lower advertising revenues. Affiliate fee revenues increased as a result of higher pricing for retransmission consent revenues for the three and six months ended December 31, 2014, as compared to the corresponding periods of fiscal 2014. Advertising revenues decreased 3% and 4% for the three and six months ended December 31, 2014, respectively, as compared to the corresponding periods of fiscal 2014, primarily due to lower general entertainment primetime ratings and the effect of a majority of the MLB League Championship playoff games being broadcast on FS1 instead of FOX. Partially offsetting these decreases were higher political advertising related to the 2014 mid-term elections and higher rates for the broadcast of the NFL regular season.

For the three and six months ended December 31, 2014, Segment OIBDA at the Television segment increased $72 million, or 33%, and $15 million, or 3%, respectively, as compared to the corresponding periods of fiscal 2014, primarily due to lower expenses of $79 million, or 6%, and $22 million, or 1%, respectively.  Operating expenses decreased by approximately $70 million for the three months ended December 31, 2014 primarily due to lower sports rights fees, as a result of a majority of the MLB League Championship playoff games being broadcast on FS1 instead of FOX partially offset by the effect of the new NFL broadcast agreement, and a reduction in primetime programming costs at FOX, as a result of the absence of both the X-Factor and Glee. Operating expenses decreased by approximately $20 million for the six months ended December 31, 2014, primarily due to lower sports rights fees as noted above partially offset by higher primetime programming costs at FOX as a result of the investment in additional hours of original scripted content.

Filmed Entertainment (33% and 30% of the Company’s consolidated revenues in the first six months of fiscal 2015 and 2014, respectively)

For the three and six months ended December 31, 2014, revenues at the Filmed Entertainment segment increased $276 million, or 11%, and $632 million, or 14%, respectively, as compared to the corresponding periods of fiscal 2014. These revenue increases were primarily due to higher worldwide theatrical revenues of motion picture productions and digital distribution revenues from the licensing of motion picture and television productions. Partially offsetting these increases were lower network and syndication revenues from the licensing of domestic and international television productions, including the effects of the absence of How I Met Your Mother, the series finale of White Collar and the timing of delivery of new episodes of Glee. The three and six months ended December 31, 2014 included the worldwide theatrical success of Gone Girl and The Maze Runner and worldwide home entertainment success of How to Train Your Dragon 2, as compared to the corresponding periods of fiscal 2014, which included the worldwide home entertainment success of The Croods. The six months ended December 31, 2014 also included the worldwide theatrical and home entertainment success of Dawn of the Planet of the Apes, as compared to the corresponding period of fiscal 2014, which included the worldwide theatrical and home entertainment success of The Wolverine, Turbo and The Heat.

For the three months ended December 31, 2014, Segment OIBDA at the Filmed Entertainment segment remained constant, as compared to the corresponding period of fiscal 2014. For the six months ended December 31, 2014, Segment OIBDA at the Filmed Entertainment segment increased $129 million, or 19%, as compared to the corresponding period of fiscal 2014, primarily due to the revenue increases noted above partially offset by higher expenses of $503 million, or 13%, as compared to the corresponding period of fiscal 2014. Operating expenses increased by approximately $275 million and $475 million for the three and six months ended December 31, 2014, respectively, primarily due to higher motion picture production amortization, participations and theatrical marketing costs partially offset by lower amortization related to television productions.

Direct Broadcast Satellite Television (13% and 19% of the Company’s consolidated revenues in the first six months of fiscal 2015 and 2014, respectively)

In November 2014, the Company sold its interests in Sky Italia and Sky Deutschland.

For the three and six months ended December 31, 2014, revenues at the DBS segment decreased $854 million, or 56%, and $795 million, or 27%, respectively, as compared to the corresponding periods of fiscal 2014. For the three months ended December 31, 2014, Segment OIBDA at the DBS segment decreased $3 million, or 10%. For the six months ended December 31, 2014, Segment OIBDA increased $14 million, or 6%.

Other, Corporate and Eliminations ((4)% and (5)% of the Company’s consolidated revenues in the first six months of fiscal 2015 and 2014, respectively)

For the three and six months ended December 31, 2014, the change in revenues at the Other, Corporate and Eliminations segment, as compared to the corresponding periods of fiscal 2014, was primarily due to corporate eliminations.

For the three months ended December 31, 2014, the decrease in Segment OIBDA results at the Other, Corporate and Eliminations segment, as compared to the corresponding period of fiscal 2014, was primarily due to higher compensation expenses. For the six months ended December 31, 2014, the change in Segment OIBDA results at the Other, Corporate and Eliminations segment, as compared to the corresponding period of fiscal 2014, was primarily due to corporate eliminations.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has a five-year unused $2 billion revolving credit facility, which expires in May 2017, and has access to various film co-production alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of December 31, 2014, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television productions.

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

Sources and Uses of Cash

Net cash provided by operating activities for the six months ended December 31, 2014 and 2013 was as follows (in millions):

For the six months ended December 31,	2014	2013
Net cash provided by operating activities	$852	$548

The increase in net cash provided by operating activities during the six months ended December 31, 2014, as compared to the corresponding period of fiscal 2014, primarily reflects lower tax payments and, at the Filmed Entertainment segment, higher worldwide theatrical receipts and lower production spending. These improvements were partially offset by an increase in rights payments, primarily for sports, at the Television and Cable Network Programming segments and the absence of cash flows due to the sale of the of the DBS businesses.

Net cash provided by (used in) investing activities for the six months ended December 31, 2014 and 2013 was as follows (in millions):

For the six months ended December 31,	2014	2013
Net cash provided by (used in) investing activities	$7,237	$(245)

The increase in net cash provided by (used in) investing activities during the six months ended December 31, 2014, as compared to the corresponding period of fiscal 2014, was primarily due to the cash proceeds from the sale of the DBS businesses in November 2014 partially offset by the Company’s participation in Sky’s equity offering in July 2014.

Net cash used in financing activities for the six months ended December 31, 2014 and 2013 was as follows (in millions):

For the six months ended December 31,	2014	2013
Net cash used in financing activities	$(3,380)	$(1,164)

The increase in net cash used in financing activities during the six months ended December 31, 2014, as compared to the corresponding period of fiscal 2014, was primarily due to additional cash used for share repurchases and for repayments on net borrowings. Also contributing to this increase was cash used in connection with the Company’s acquisition of Sky’s 21% noncontrolling interest in NGC International.

In August 2014, the Company announced that the Board approved an additional $6 billion authorization, excluding commissions, to the Company’s stock repurchase program for the repurchase of Class A Common Stock. The Company intends to complete this stock repurchase program by August 2015.

Debt Instruments

The following table summarizes cash from borrowings and cash used in repayment of borrowings for the six months ended December 31, 2014 and 2013.

	For the six months ended December 31,
	2014	2013
	(in millions)
Borrowings:
Notes due September 2024 and due September 2044(a)	$1,191	$-
Notes due September 2023 and due September 2043	-	987
Bank loans(b)	1,256	-
Total borrowings	$2,447	$987
Repayment of borrowings:
Notes due December 2014(a)	$750	$-
Bank loans(b)	1,309	-
Total repayment of borrowings	$2,059	$-

(a)	See Note 9 – Borrowings to the accompanying Unaudited Consolidated Financial Statements for further discussion.
(b)

The fiscal 2015 activity includes the effect of the amendment to the YES Network credit agreement (See Note 9 – Borrowings to the accompanying Unaudited Consolidated Financial Statements for further discussion).

Ratings of the public debt

The table below summarizes the Company’s credit ratings as of December 31, 2014.

Rating Agency	Senior Debt	Outlook
Moody's	Baa1	Stable
Standard & Poor's	BBB+	Stable

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

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of December 31, 2014.

	As of December 31, 2014
	Payments due by period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Contracts for capital expenditure	$25	$25	$-	$-	$-
Operating leases and service agreements
Land and buildings	1,523	234	434	382	473
Other	562	104	171	123	164
Other commitments
Borrowings	19,077	227	495	2,777	15,578
Sports programming rights	48,188	4,602	9,243	8,672	25,671
Entertainment programming rights	2,570	1,096	951	362	161
Other commitments and contractual obligations	4,100	991	1,711	557	841
Total commitments, borrowings and contractual obligations	$76,045	$7,279	$13,005	$12,873	$42,888

Operating leases

Operating leases primarily include leases for office facilities, equipment, transponder service agreements and microwave transmitters used to carry broadcast signals. These leases, which are classified as operating leases, expire at certain dates through fiscal 2050. Included in the total amounts committed of $1.5 billion, are approximately $295 million for office facilities that have been sub-leased to News Corp.

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

The Company’s contracts with the National Association of Stock Car Auto Racing give the Company rights to broadcast certain races and ancillary content through calendar year 2024.

Under the Company’s contracts with certain collegiate conferences, remaining future minimum payments for program rights to broadcast certain sporting events are payable over the remaining terms of the contracts.

Under the Company’s contract with the International Cricket Council (“ICC”), remaining future minimum payments for programming rights to broadcast international and domestic cricket matches and series are payable over the remaining term of the contract through 2023. In connection with the agreement with the ICC, the Company was required to obtain a bank guarantee covering its programming rights obligation.

Under the Company’s contract with the Board of Control for Cricket in India (“BCCI”), remaining future minimum payments for program rights to broadcast international and domestic cricket matches and series are payable over the remaining term of the contract through 2018. In connection with the agreement with the BCCI, the Company was required to obtain a bank guarantee covering its programming rights obligation.

In addition, the Company has certain other local sports broadcasting rights including the right to broadcast the New York Yankees pre-season and regular season games through the 2042 MLB season.

Other commitments and contractual obligations

Primarily includes obligations relating to distribution agreements, deferred and contingent consideration, marketing agreements and television rating services.

Guarantees

The Company’s guarantees as of December 31, 2014 and June 30, 2014 were $807 million and $724 million, respectively. The increase from June 30, 2014 was primarily due to the Company obtaining a bank guarantee covering its programming rights obligation in connection with the agreement with the ICC.

Contingencies

Equity purchase arrangements that are exercisable by the counter-party to the agreement, and that are outside the sole control of the Company, are accounted for in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity.” Accordingly, the fair values of such equity purchase arrangements are classified in Redeemable noncontrolling interests. Other than the arrangements classified in Redeemable noncontrolling interests, the Company is party to several other purchase and sale arrangements which become exercisable at various points in time. However these arrangements are currently either not exercisable in the next twelve months or are not material.

In connection with the Separation, the Company and News Corp agreed in the Separation and Distribution Agreement that the Company will indemnify News Corp, on an after-tax basis, for payments made after the Separation arising out of civil claims and investigations relating to the U.K. Newspaper Matters, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp (the “Indemnity”) (See Note 12 – Commitments and Contingencies to the accompanying Unaudited Consolidated Financial Statements). If additional information becomes available and as payments are made, the Company will update the liability provision for the Indemnity. Any changes to the liability provision for the Indemnity in the future will impact the results of operations for that period.

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

Foreign Currency Exchange Rates

Historically, the Company conducted its operations in two principal currencies: the U.S. dollar and the Euro. The operations of Sky Italia and Sky Deutschland both utilized the Euro as their functional currency and constituted a significant portion of the Company’s European operations. In November 2014, the Company sold its ownership interests in Sky Italia and Sky Deutschland (See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements for further information). The U.S. dollar is the functional currency of the Company’s U.S. operations and continues to be the principal currency in which the Company conducts its operations. For operations outside the U.S., the respective local currency is generally the functional currency. In most regions where the Company operates, the net earnings of wholly owned subsidiaries are reinvested locally and working capital requirements are met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, draw downs in the appropriate local currency are available from intercompany borrowings. The Company uses foreign currency forward contracts primarily to hedge certain exposures to foreign currency exchange rate risks associated with the cost of producing or acquiring films and television programming. Information on the derivative financial instruments with exposure to foreign currency exchange rate risk is presented below:

	As of December 31, 2014	As of June 30, 2014
	(in millions)
Notional Amount
Foreign currency purchases	$394	$608
Foreign currency sales	52	90
Aggregate notional amount(a)	$446	$698

Fair Value
Total fair value of financial instruments with foreign currency exchange rate risk(a): liability	$(9)	$(4)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted foreign currency exchange rates: loss	$(19)	$(35)

(a)

The change in the aggregate notional amounts and the total fair values of the Company’s financial instruments with exposure to foreign currency exchange rate risk is primarily due to the sale of the DBS businesses in November 2014.

Interest Rates

The Company's current financing arrangements and facilities include $17.5 billion of outstanding fixed-rate debt and approximately $1.6 billion of outstanding variable and fixed-rate bank debt (see Note 9 – Borrowings to the accompanying Unaudited Consolidated Financial Statements). The Company also entered into interest rate swap contracts during fiscal 2014.  As of December 31, 2014, the notional amount of interest rate swap contracts outstanding was $266 million, and the fair value of the interest rate swap contracts outstanding was nil.

Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. As of December 31, 2014, all of the Company's financial instruments with exposure to interest rate risk were denominated in U.S. dollars. Information on financial instruments with exposure to interest rate risk is presented below:

	As of December 31, 2014	As of June 30, 2014
	(in millions)
Fair Value
Total fair value of financial instruments with exposure to interest rate risk(a): liability	$(23,451)	$(22,698)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted interest rates: loss	$(909)	$(859)

(a)

The change in the fair values of the Company’s financial instruments with exposure to interest rate risk is primarily due to the issuance of $1.2 billion in senior notes (See Note 9 – Borrowings to the accompanying Unaudited Consolidated Financial Statements).

Stock Prices

The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity method affiliates. Information on the Company’s investments with exposure to stock price risk is presented below:

	As of December 31, 2014	As of June 30, 2014
	(in millions)
Fair Value
Total fair value of common stock investments	$9,445	$9,580

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted market prices: loss(a)	$(944)	$(958)

(a)

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

The Company’s receivables did not represent significant concentrations of credit risk as of December 31, 2014 or June 30, 2014 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of December 31, 2014, the Company did not anticipate nonperformance by any of the counterparties.

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Shareholder Litigation

Southern District of New York

On July 19, 2011, a purported class action lawsuit captioned Wilder v. News Corp., et al. (“Wilder Litigation”), was filed on behalf of all purchasers of the Company’s common stock between March 3, 2011 and July 11, 2011, in the United States District Court for the Southern District of New York. The plaintiff brought claims under Section 10(b) and Section 20(a) of the Securities Exchange Act, alleging that false and misleading statements were issued regarding the alleged acts of voicemail interception at The News of the World. The suit names as defendants the Company, Rupert Murdoch, James Murdoch and Rebekah Brooks, and seeks compensatory damages, rescission for damages sustained, and costs. On June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff and Robbins Geller Rudman & Dowd as lead counsel. Thereafter, on July 3, 2012, the court issued an order providing that an amended consolidated complaint shall be filed by July 31, 2012. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants NI Group Limited (now known as News Corp UK & Ireland Limited) and Les Hinton, and expanded the class period to include February 15, 2011 to July 18, 2011. The defendants filed motions to dismiss the litigation, which were granted by the court on March 31, 2014. Plaintiffs were allowed to amend their complaint, and on April 30, 2014, plaintiffs filed a second amended consolidated complaint, which generally repeats the allegations of the amended consolidated complaint and also expands the class period to July 8, 2009 to July 18, 2011. On August 11, 2014, defendants filed motions to dismiss the second amended consolidated complaint, and on October 24, 2014, plaintiffs opposed those motions. On November 21, 2014, defendants filed their replies to plaintiffs’ opposition. The Company’s management believes the claims in the Wilder Litigation are entirely without merit, and intends to vigorously defend those claims.

U.K. Newspaper Matters and Related Investigations and Litigation

In 2011, U.S. regulators and governmental authorities initiated investigations with respect to the U.K. Newspaper Matters. On January 28, 2015, the Company was notified by the United States Department of Justice that it has completed its investigation relating to the U.K. Newspaper Matters, and is declining to prosecute the Company.

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

Fluctuations in Foreign Exchange Rates Could Have an Adverse Effect on the Company’s Results of Operations.

The Company has significant operations in a number of foreign jurisdictions and certain of the Company operations are conducted in foreign currencies. The value of these currencies fluctuates relative to the U.S. dollar. As a result, the Company is exposed to exchange rate fluctuations, which could have an adverse effect on its results of operations in a given period or in specific markets. Even though the Company uses foreign currency derivative instruments to hedge certain exposures to foreign currency exchange rate risks, the use of such derivative instruments may not be effective in reducing the adverse financial effects of unfavorable movements in foreign exchange rates.

For example, our business activities in Venezuela operate in a highly inflationary economy. During fiscal 2014, there were significant changes to the foreign currency exchange rate environment in Venezuela governing the conversion of Venezuelan Bolivars (“Bolivars”) to U.S. dollars. Companies generally have used the official exchange rate controlled by Venezuela’s Commission for the Administration of Foreign Exchange (“CADIVI”), which is 6.3 Bolivars per U.S. dollar unless they had transactions or were among the entities the Venezuelan government had specifically authorized to use the Supplementary Foreign Currency Administration System (“SICAD”) auction rate. In January 2014, the Venezuelan government significantly expanded the use of the SICAD rate and, more recently, in March 2014,  the Venezuelan government created a third currency exchange mechanism called SICAD 2 and said it may be used by all entities for all transactions. Until March 31, 2014, our Bolivar denominated net monetary assets were translated at the official exchange rate of 6.3 Bolivars per U.S. dollar. During the fourth quarter of fiscal 2014, we were able to use the SICAD 2 mechanism to convert a portion of our Bolivar denominated cash to U.S. dollars. Accordingly, we remeasured all our Bolivar denominated net monetary assets at the SICAD 2 exchange rate resulting in a devaluation loss of approximately $100 million for fiscal 2014. The Venezuelan government may issue more regulations or take other steps that might introduce significant uncertainty regarding the exchange rate that we can access to convert our Venezuelan Bolivar denominated monetary assets to U.S. dollars. Such measures can also affect our decision on which exchange rate(s) to use for financial reporting purposes. In addition, other countries where we have operations, including in Latin America, may be determined in the future to be highly inflationary economies, requiring special accounting and financial reporting treatment for such operations.

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

The Company Relies on Network and Information Systems and Other Technology Whose Failure or Misuse, Could Cause a Disruption of Services or Improper Disclosure of Personal Data, Business Information, Including Intellectual Property, or Other Confidential Information, Resulting in Increased Costs or Loss of Revenue.

Network and information systems and other technologies, including those related to the Company’s network management, are important to its business activities. Network and information systems-related events, such as computer hackings, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, as well as power outages, natural disasters (including extreme weather), terrorist activities or human error that may affect such systems, could result in disruption of our services or improper disclosure of personal data, business information, including intellectual property, or other confidential information.  In recent years, there has been a rise in the number of sophisticated cyber attacks on network and information systems, and as a result, the risks associated with such an event continue to increase. The Company has experienced, and expects to continue to be subject to, cybersecurity threats and incidents, none of which has been material to the Company to date.  While we continue to develop, implement and maintain security measures seeking to prevent unauthorized access or misuse of our network and information systems, such efforts may not be successful in preventing these events from occurring given that the techniques used to access, disable or degrade service, or sabotage systems change frequently. The development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated.  Significant security breaches, such as misappropriation, misuse, leakage, falsification, accidental release, or otherwise improper disclosure of information maintained in the Company’s information systems and networks or those of our vendors, including financial, personal, confidential and proprietary information relating to personnel, customers, vendors and our business, including our intellectual property, could result in a disruption of our operations, customer or advertiser dissatisfaction, damage to our reputation or brands, regulatory investigations, lawsuits or  loss of customers or revenue.  In addition the Company may be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy, and require us to expend significant resources to remedy any such security breach.

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

U.S. Citizenship Requirements May Limit Common Stock Ownership and Voting Rights.

The Company owns broadcast station licensees in connection with its ownership and operation of U.S. television stations. Under U.S. law, no broadcast station licensee may be owned by a corporation if more than 25% of its stock is owned or voted by non-U.S. persons, their representatives, or by any other corporation organized under the laws of a foreign country. The Company’s Restated Certificate of Incorporation authorizes the Board of Directors to prevent, cure or mitigate the effect of stock ownership above the applicable foreign ownership threshold by taking any action including: refusing to permit any transfer of common stock to or ownership of common stock by a non-U.S. stockholder; voiding a transfer of common stock to a non-U.S. stockholder; suspending rights of stock ownership if held by a non-U.S. stockholder; or redeeming common stock held by a non-U.S. stockholder. In order to maintain compliance with U.S. law, the suspension of voting rights of the Class B Common Stock held by non-U.S. stockholders is currently at 10%. This suspension will remain in place for as long as the Company deems it necessary to maintain compliance with applicable U.S. law, and may be adjusted by the Audit Committee as it deems appropriate. The Company is not able to predict whether it will need to adjust the suspension or whether additional action pursuant to its Restated Certificate of Incorporation may be necessary. The FCC could review the Company’s compliance with applicable U.S. law in connection with its consideration of the Company’s renewal applications for licenses to operate the broadcast stations the Company owns.

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

In addition to the indemnification arrangements described above, the Company and News Corp agreed in the Separation and Distribution Agreement that the Company will indemnify News Corp, on an after-tax basis, for payments made after the Separation arising out of civil claims and investigations relating to the U.K. Newspaper Matters, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp.

Certain of Our Directors and Officers May Have Actual or Potential Conflicts of Interest Because of Their Equity Ownership in News Corp, and Certain of Our Officers and Directors May Have Actual or Potential Conflicts of Interest Because They Also Serve as Officers and/or on the Board of Directors of News Corp.

Certain of our directors and executive officers own shares of News Corp’s common stock, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, certain of our officers and directors also serve as officers and/or as directors of News Corp, including our Chairman and Chief Executive Officer K. Rupert Murdoch, who serves as News Corp’s Executive Chairman, our Co-Chairman Lachlan K. Murdoch, who serves as News Corp’s Co-Chairman and our Group General Counsel Gerson Zweifach, who serves as News Corp’s General Counsel. This ownership or service to both companies may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for News Corp and us.

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

The Board has authorized a stock repurchase program, under which the Company is currently authorized to acquire Class A Common Stock. The remaining authorized amount under the Company’s stock repurchase program as of June 30, 2014, excluding commissions, was approximately $0.6 billion. In August 2014, the Company announced that the Board approved an additional $6 billion authorization, excluding commissions, to the Company’s stock repurchase program for the repurchase of Class A Common Stock. The Company intends to complete this stock repurchase program by August 2015.

The remaining authorized amount under the Company’s stock repurchase program as of December 31, 2014, excluding commissions, was approximately $3.8 billion.

The program may be modified, extended, suspended or discontinued at any time.

Below is a summary of the Company’s purchases of its Class A Common Stock during the three months ended December 31, 2014:

	Total number of shares purchased	Average price per share	Total cost of purchase
			(in millions)
October	17,757,236	$33.28	$591
November	16,207,617	34.80	564
December	8,129,532	37.15	302
Total	42,094,385		$1,457

The Company did not purchase any of its Class B Common Stock during the three months ended December 31, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS
(a)	Exhibits.

10.1	Letter Agreement, dated November 14, 2014, between 21st Century Fox America, Inc. and David F. DeVoe.*

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2014 and 2013; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2014 and 2013; (iii) Consolidated Balance Sheets as of December 31, 2014 (unaudited) and June 30, 2014 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 2014 and 2013; and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWENTY-FIRST CENTURY FOX, INC.
(Registrant)

By:	/s/ John P. Nallen
John P. Nallen
Senior Executive Vice President and
Chief Financial Officer

Date: February 5, 2015