Form 10-Q
period 2015-03-31
TWENTY-FIRST CENTURY FOX, INC.
filed 2015-05-07
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

TWENTY-FIRST CENTURY FOX, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 1, 2015, 1,258,939,603 shares of Class A Common Stock, par value $0.01 per share, and 798,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

TWENTY-FIRST CENTURY FOX, INC.

FORM 10-Q

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended March 31,		For the nine months ended March 31,
	2015	2014	2015	2014
Revenues	$6,840	$8,219	$22,782	$23,443
Operating expenses	(4,357)	(5,475)	(14,775)	(15,473)
Selling, general and administrative	(823)	(978)	(2,890)	(3,082)
Depreciation and amortization	(124)	(267)	(601)	(840)
Equity earnings of affiliates	330	170	959	430
Interest expense, net	(292)	(284)	(907)	(830)
Interest income	8	6	31	21
Other, net	(67)	(33)	5,008	123

Income from continuing operations before income tax expense	1,515	1,358	9,607	3,792
Income tax expense	(458)	(269)	(1,150)	(929)

Income from continuing operations	1,057	1,089	8,457	2,863
(Loss) income from discontinued operations, net of tax	(15)	(16)	(38)	696

Net income	1,042	1,073	8,419	3,559
Less: Net income attributable to noncontrolling interests	(67)	(20)	(200)	(44)

Net income attributable to Twenty-First Century Fox, Inc. stockholders	$975	$1,053	$8,219	$3,515

Earnings per share data

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders - basic and diluted	$990	$1,069	$8,257	$2,819

Weighted average shares:
Basic	2,111	2,252	2,151	2,279
Diluted	2,113	2,256	2,153	2,283

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share:
Basic	$0.47	$0.47	$3.84	$1.24
Diluted	$0.47	$0.47	$3.84	$1.23

Net income attributable to Twenty-First Century Fox, Inc. stockholders per share - basic and diluted	$0.46	$0.47	$3.82	$1.54

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the three months ended March 31,		For the nine months ended March 31,
	2015	2014	2015	2014
Net income	$1,042	$1,073	$8,419	$3,559
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(378)	21	(1,990)	588
Unrealized holding (losses) gains on securities	(1)	5	(58)	(134)
Benefit plan adjustments	7	10	21	23

Other comprehensive (loss) income, net of tax	(372)	36	(2,027)	477

Comprehensive income	670	1,109	6,392	4,036

Less: Net income attributable to noncontrolling interests(a)	(67)	(20)	(200)	(44)
Less: Other comprehensive (income) loss attributable to noncontrolling interests	-	(4)	214	(134)

Comprehensive income attributable to Twenty-First Century Fox, Inc. stockholders	$603	$1,085	$6,406	$3,858

(a)

Net income attributable to noncontrolling interests includes $30 million and $26 million for the three months ended March 31, 2015 and 2014, respectively, and $83 million and $74 million for the nine months ended March 31, 2015 and 2014, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of March 31, 2015	As of June 30, 2014
	(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents	$9,276	$5,415
Receivables, net	6,345	6,468
Inventories, net	3,062	3,092
Other	366	401

Total current assets	19,049	15,376

Non-current assets:
Receivables, net	418	454
Investments	4,441	2,859
Inventories, net	6,428	6,442
Property, plant and equipment, net	1,696	2,931
Intangible assets, net	6,372	8,072
Goodwill	12,502	18,052
Other non-current assets	586	607

Total assets	$51,492	$54,793

Liabilities and Equity:
Current liabilities:
Borrowings	$227	$799
Accounts payable, accrued expenses and other current liabilities	3,860	4,183
Participations, residuals and royalties payable	1,684	1,546
Program rights payable	1,251	1,638
Deferred revenue	468	690

Total current liabilities	7,490	8,856

Non-current liabilities:
Borrowings	18,865	18,259
Other liabilities	3,355	3,507
Deferred income taxes	2,169	2,729
Redeemable noncontrolling interests	638	541
Commitments and contingencies
Equity:
Class A common stock(a)	13	14
Class B common stock(b)	8	8
Additional paid-in capital	13,647	15,041
Retained earnings	6,168	2,389
Accumulated other comprehensive loss	(1,847)	(34)

Total Twenty-First Century Fox, Inc. stockholders' equity	17,989	17,418
Noncontrolling interests	986	3,483

Total equity	18,975	20,901

Total liabilities and equity	$51,492	$54,793

(a)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,274,293,132 shares and 1,408,305,942 shares issued and outstanding, net of 123,687,371 treasury shares at par, as of March 31, 2015 and June 30, 2014, respectively.

(b)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 356,993,807 treasury shares at par, as of March 31, 2015 and June 30, 2014.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the nine months ended March 31,
	2015	2014
Operating activities:
Net income	$8,419	$3,559
Less: (Loss) income from discontinued operations, net of tax	(38)	696

Income from continuing operations	8,457	2,863
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	601	840
Amortization of cable distribution investments	61	61
Equity-based compensation	80	85
Equity earnings of affiliates	(959)	(430)
Cash distributions received from affiliates	223	223
Other, net	(5,008)	(123)
Deferred income taxes	204	(143)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets	(550)	(767)
Inventories net of program rights payable	(657)	(1,083)
Accounts payable and other liabilities	171	55

Net cash provided by operating activities from continuing operations	2,623	1,581

Investing activities:
Property, plant and equipment	(320)	(470)
Acquisitions, net of cash acquired	(142)	(692)
Investments in equity affiliates	(1,108)	(72)
Other investments	(53)	(33)
Proceeds from dispositions, net	8,610	259

Net cash provided by (used in) investing activities from continuing operations	6,987	(1,008)

Financing activities:
Borrowings	2,534	987
Repayment of borrowings	(2,174)	(142)
Issuance of shares	49	66
Repurchase of shares	(4,784)	(2,752)
Dividends paid and distributions	(494)	(444)
Purchase of subsidiary shares from noncontrolling interests	(650)	(76)
Distribution to News Corporation	-	(10)

Net cash used in financing activities from continuing operations	(5,519)	(2,371)

Net (decrease) increase in cash and cash equivalents from discontinued operations	(38)	608

Net increase (decrease) in cash and cash equivalents	4,053	(1,190)
Cash and cash equivalents, beginning of year	5,415	6,659
Exchange movement on cash balances	(192)	48

Cash and cash equivalents, end of period	$9,276	$5,517

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

Issued

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, (“ASU 2015-03”). To simplify the presentation of debt issuance costs, ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 requires retrospective adoption and is effective for the Company for the interim reporting periods beginning July 1, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-03 to have a significant impact on its consolidated financial statements.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurements (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”, (“ASU 2015-07”). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. ASU 2015-07 also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. ASU 2015-07 requires retrospective adoption and is effective for the Company for the interim reporting periods beginning July 1, 2016. Early adoption is permitted. The Company is currently evaluating the impact ASU 2015-07 will have on its consolidated financial statements.

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

The Company’s acquisitions support the Company’s strategic priority of increasing its brand presence and reach in key domestic and international markets, acquiring greater control of investments that complement its portfolio of businesses, creating new pay-TV sports franchises and leveraging its sports broadcasting rights.

For some recent acquisitions, the accounting for the business combination is based on provisional amounts and the allocation of the excess purchase price is not final. The amounts allocated to intangibles and goodwill, the estimates of useful lives and the related amortization expense are subject to change pending the completion of final valuations of certain assets and liabilities. A change in the purchase price allocations and any estimates of useful lives could result in a change in the value allocated to the intangible assets that could impact future amortization expense.

Fiscal 2015

Acquisitions

San Francisco-Bay Area Television Stations

In October 2014, the Company acquired two San Francisco-Bay area television stations, KTVU-TV FOX 2 and KICU-TV 36, with a fair value of approximately $220 million from Cox Media Group in exchange for the Company’s FOX Broadcasting Company (“FOX”) affiliated stations WHBQ-TV FOX 13 and WFXT-TV FOX 25, located in the Memphis and Boston markets, respectively. The aggregate excess purchase price of approximately $175 million has been preliminarily allocated, based on a provisional valuation of the two San Francisco-Bay area television stations, as follows: approximately $170 million to intangible assets, of which approximately $105 million has been allocated to FCC licenses with indefinite lives and approximately $65 million to amortizable intangible assets, primarily retransmission agreements with useful lives of approximately 8 years; and the balance of the excess representing the goodwill on the transaction.

trueX media inc.

In February 2015, the Company acquired trueX media inc. (“true[X]”), a video advertising company specializing in consumer engagement and on-demand marketing campaigns, for an estimated total purchase price of approximately $175 million in cash including deferred payments which are subject to the achievement of service and performance conditions. The excess purchase price of approximately $125 million has been preliminarily allocated, based on a provisional valuation of true[X], as follows: approximately $30 million to intangible assets and the balance of the excess representing the goodwill on the transaction and other net assets. The goodwill reflects the synergies and increased market penetration expected from combining the operations of true[X] and the Company.

MAA Television Network

In February 2015, the Company entered into an agreement to acquire the broadcast business of MAA Television Network Limited (“MAA TV”), an entity in India that broadcasts and operates Telugu language entertainment channels, for approximately $375 million in cash. The acquisition is subject to customary closing conditions, including regulatory approvals. The transaction is expected to close before December 31, 2015.

Dispositions

Sky Italia and Sky Deutschland

In January 2011, the Company purchased a convertible bond from Sky Deutschland for approximately $225 million. In October 2014, the Company exercised its right to convert the bonds into 53.9 million Sky Deutschland shares, increasing the Company’s ownership interest to 57%.

On November 12, 2014, the Company sold its 100% and 57% ownership stakes in Sky Italia and Sky Deutschland, respectively, to Sky for approximately $8.8 billion in value comprised of approximately $8.2 billion in cash received, net of $650 million of cash

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

paid to acquire Sky’s 21% interest in NGC Network International LLC and NGC Network Latin America LLC (collectively “NGC International”), increasing the Company’s ownership stake in NGC International to 73%. In connection with this transaction, the Company participated in Sky’s equity offering in July 2014 by purchasing additional shares in Sky for approximately $900 million and maintained the Company’s 39% ownership interest. As a result of the transaction, Sky Italia and Sky Deutschland ceased to be consolidated subsidiaries of the Company. The Company recorded a gain of $5.0 billion on this transaction, which was included in Other, net in the Unaudited Consolidated Statements of Operations for the nine months ended March 31, 2015. The resulting current income tax liability on this transaction will be substantially offset by the utilization of capital loss carryforwards and foreign tax credits (See Note 14 – Additional Financial Information).

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

Shine Group

The Company and funds managed by Apollo Global Management, LLC (“Apollo”) formed Endemol Shine Group in December 2014, to which the Company contributed its interests in Shine Group and cash, comprising an aggregate carrying value of approximately $830 million. The joint venture, a global multi-platform content provider, is comprised of Shine Group, Endemol, and CORE Media Group. The Company and Apollo have an equal ownership interest in the joint venture. As a result of the transaction, Shine Group ceased to be a consolidated subsidiary of the Company. The Company recorded a gain of $70 million on this transaction which was included in Other, net in the Unaudited Consolidated Statements of Operations for the nine months ended March 31, 2015. For income tax purposes, this was structured as a tax free transaction. The Company’s investment in the Endemol Shine Group is accounted for using the equity method of accounting.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Effective June 28, 2013, the Separation qualified for discontinued operations treatment in accordance with Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations”, and accordingly the Company deconsolidated News Corp’s balance sheet as of June 30, 2013, and presented its results for the three and nine months ended March 31, 2015 and 2014 as discontinued operations on the Unaudited Consolidated Statements of Operations and as discontinued operations on the Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 2015 and 2014.

Summarized Financial Information

(Loss) income from discontinued operations were as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2015	2014	2015	2014
	(in millions, except per share data)
(Loss) income from discontinued operations before income tax expense(a)	$(2)	$(16)	$(11)	$696

(Loss) income from discontinued operations, net of tax	$(15)	$(16)	$(38)	$696

(Loss) income from discontinued operations, net of tax attributable to Twenty-First Century Fox stockholders per share - basic	$(0.01)	$(0.01)	$(0.02)	$0.31

(Loss) income from discontinued operations, net of tax attributable to Twenty-First Century Fox stockholders per share - diluted	$(0.01)	$(0.01)	$(0.02)	$0.30

(a)

Includes the net tax refund recognized and received, pursuant to the tax sharing and indemnification agreement with News Corp, of approximately $720 million during the nine months ended March 31, 2014.

Net cash (used in) provided by operating activities from discontinued operations for the nine months ended March 31, 2015 and 2014 were $(38) million and $608 million, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. RECEIVABLES, NET

Receivables, net are presented net of an allowance for returns and doubtful accounts, which is an estimate of amounts that may not be collectible.

Receivables, net consist of:

	As of March 31, 2015	As of June 30, 2014
	(in millions)
Total receivables	$7,393	$7,737
Allowances for returns and doubtful accounts	(630)	(815)

Total receivables, net	6,763	6,922
Less: current receivables, net	(6,345)	(6,468)

Non-current receivables, net	$418	$454

NOTE 5. INVENTORIES, NET

The Company’s inventories were comprised of the following:

	As of March 31, 2015	As of June 30, 2014
	(in millions)
Programming rights	$5,906	$5,812
DVDs, Blu-rays and other merchandise	72	81
Filmed entertainment costs:
Films:
Released	1,153	1,025
Completed, not released	58	317
In production	897	819
In development or preproduction	194	151

	2,302	2,312

Television productions:
Released	875	862
In production	335	463
In development or preproduction	-	4

	1,210	1,329

Total filmed entertainment costs, less accumulated amortization(a)	3,512	3,641

Total inventories, net	9,490	9,534
Less: current portion of inventories, net(b)	(3,062)	(3,092)

Total non-current inventories, net	$6,428	$6,442

(a)

Does not include $311 million and $335 million of net intangible film library costs as of March 31, 2015 and June 30, 2014, respectively, which were included in intangible assets subject to amortization in the Consolidated Balance Sheets.

(b)	Current portion of inventories as of March 31, 2015 and June 30, 2014 was comprised of programming rights ($2,990 million and $3,011 million, respectively), DVDs, Blu-rays and other merchandise.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. INVESTMENTS

The Company’s investments were comprised of the following:

		Ownership percentage as of March 31, 2015	As of March 31, 2015	As of June 30, 2014
			(in millions)
Sky plc(a)(c)	European DBS operator	39%	$3,356	$2,359
Endemol Shine Group(b)(c)		50%	688	-
Other investments		various	397	500

Total investments			$4,441	$2,859

(a)

The Company’s investment in Sky had a market value of $9.9 billion as of March 31, 2015 and was valued using the quoted market price on the London Stock Exchange (a Level 1 measurement as defined in Note 7 – Fair Value).

(b)	See Note 2 – Acquisitions, Disposals and Other Transactions.
(c)	Equity method investment.

Sky

In July 2014, the Company participated in Sky’s equity offering by purchasing approximately $900 million of additional shares in Sky and maintained the Company’s 39% ownership interest (See Note 2 – Acquisitions, Disposals and Other Transactions). The Company received dividends of approximately $210 million and $195 million from Sky for the nine months ended March 31, 2015 and 2014, respectively. Included in Equity earnings of affiliates in the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2015 were the Company’s proportionate share of approximately $350 million of Sky’s gains related to the sale of its investment in Sky Betting & Gaming (“Sky Bet”) and for the nine months ended March 31, 2015 were the Company’s proportionate share of approximately $830 million of Sky’s gains related to the sale of its investments in Sky Bet, NGC International and ITV plc.

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

The tables below present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair value measurements
	As of March 31, 2015
Description	Total	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets
Investments(a)	$18	$18	$-	$-
Derivatives(b)	11	-	11	-
Liabilities
Derivatives(b)	(26)	-	(26)	-
Contingent consideration(c)	(119)	-	-	(119)
Redeemable noncontrolling interests(d)	(638)	-	-	(638)

Total	$(754)	$18	$(15)	$(757)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2014
Description	Total	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets
Investments(a)	$124	$124	$-	$-
Liabilities
Derivatives(b)	(10)	-	(10)	-
Contingent consideration(c)	(134)	-	-	(134)
Redeemable noncontrolling interests(d)	(541)	-	-	(541)

Total	$(561)	$124	$(10)	$(675)

(a)	Available for sale securities.
(b)	Represents derivatives associated with the Company’s foreign currency forward contracts and interest rate swap contracts which are valued using an income approach.
(c)	Represents contingent consideration related to the acquisitions of Eredivisie Media & Marketing and SportsTime Ohio in fiscal 2013.
(d)

The Company accounts for redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity”, because their exercise is outside the control of the Company. The redeemable noncontrolling interests recorded at fair value are put arrangements held by the noncontrolling interests in certain of the Company’s majority-owned sports networks. The Company utilizes the market, income or cost approaches or a combination of these valuation techniques for its Level 3 fair value measures, using observable inputs such as market data obtained from independent sources. To the extent observable inputs are not available, the Company utilizes unobservable inputs based upon the assumptions market participants would use in valuing the asset (liability). As of March 31, 2015, one minority shareholder’s put right is currently exercisable and another minority shareholder’s put right will become exercisable in March 2016. The increase in the amount of redeemable noncontrolling interests during the three and nine months ended March 31, 2015 was primarily due to the issuance of redeemable instruments in one of the Company’s majority-owned regional sports networks.

Financial Instruments

The carrying value of the Company’s cash and cash equivalents, receivables, payables and cost method investments, approximates fair value.

Borrowings

	As of March 31, 2015	As of June 30, 2014
	(in millions)
Fair value of borrowings	$23,560	$22,692

Carrying value of borrowings	$19,092	$19,058

Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market (a Level 1 measurement).

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts primarily to hedge certain exposures to foreign currency exchange rate risks associated with revenues, the cost of producing or acquiring films and television programming as well as its investment in certain foreign operations and equity method investments.

	As of March 31, 2015	As of June 30, 2014
	(in millions)
Cash flow hedges

Notional amount of foreign currency forward contracts	$799	$393

Fair value of foreign currency forward contracts	$(14)	$(3)

Net investment hedges

Notional amount of foreign currency forward contracts	$321	$-

Fair value of foreign currency forward contracts	$(1)	$-

The increase in the net investment hedges balance as of March 31, 2015 is primarily due to the Company’s use of foreign currency forward contracts to hedge a portion of the carrying value of the Company’s investment in an equity method investee.

	As of March 31, 2015	As of June 30, 2014
	(in millions)
Economic hedges

Notional amount of foreign currency forward contracts	$-	$305

Fair value of foreign currency forward contracts	$-	$(1)

The economic hedges entered into by the Company as of June 30, 2014 primarily related to foreign currency forward contracts of the DBS segment, which was sold in November 2014 (See Note 2 – Acquisitions, Disposals and Other Transactions).

Interest Rate Swap Contracts

The Company uses interest rate swap contracts to hedge certain exposures to interest rate risks associated with certain borrowings.

	As of March 31, 2015	As of June 30, 2014
	(in millions)
Cash flow hedges

Notional amount of interest rate swap contracts	$-	$308

Fair value of interest rate swap contracts	$-	$(6)

As a result of the sale of the DBS businesses in November 2014, the Company no longer has interest rate swap contracts used as cash flow hedges (See Note 2 – Acquisitions, Disposals and Other Transactions).

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2015	As of June 30, 2014
	(in millions)
Economic hedges

Notional amount of interest rate swap contracts	$260	$270

Fair value of interest rate swap contracts	$-	$-

The following table shows the changes in fair value of the Company’s derivatives:

	For the three months ended March 31,		For the nine months ended March 31,
	2015	2014	2015	2014
	(in millions)
Beginning of period	$(9)	$(19)	$(10)	$3
Changes in fair value recorded in accumulated other comprehensive (loss) income, net of settlements	(10)	(5)	121	(26)
Reclassified losses (gains) from accumulated other comprehensive loss to net income	4	6	(126)	10
Other	-	-	-	(5)

End of period	$(15)	$(18)	$(15)	$(18)

The effective changes in the fair values of derivative contracts designated as cash flow hedges are reclassified from accumulated other comprehensive loss to net income when the underlying hedged item is recognized in earnings. The effective changes in the fair values of derivative contracts designated as net investment hedges are reclassified from accumulated other comprehensive loss to net income when the related foreign subsidiaries or equity method investments are sold and the related cash flows are reported in Proceeds from dispositions, net within Net cash provided by (used in) investing activities from continuing operations in the Unaudited Consolidated Statements of Cash Flows (See Note 2 – Acquisitions, Disposals and Other Transactions). For foreign currency forward contracts designated as cash flow hedges, the Company expects to reclassify the cumulative changes in fair values, included in accumulated other comprehensive loss, to net income within the next 36 months. Cash flows from the settlement of derivative contracts designated as cash flow hedges offset cash flows from the underlying hedged items and are included in operating activities in the Unaudited Consolidated Statements of Cash Flows.

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of March 31, 2015 or June 30, 2014 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of March 31, 2015, the Company did not anticipate nonperformance by any of the counterparties.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. GOODWILL

The changes in the carrying value of goodwill, by segment, are as follows:

	Cable Network Programming	Television	Filmed Entertainment	Direct Broadcast Satellite Television	Other, Corporate and Eliminations	Total Goodwill
	(in millions)
Balance, June 30, 2014	$9,551	$1,882	$1,594	$4,994	$31	$18,052
Acquisitions	92	5	-	-	-	97
Dispositions	-	(55)	(471)	(4,548)	-	(5,074)
Foreign exchange movements and Other	(85)	-	(42)	(446)	-	(573)

Balance, March 31, 2015	$9,558	$1,832	$1,081	$-	$31	$12,502

The increase in the carrying value of the Cable Network Programming segment goodwill, during the nine months ended March 31, 2015, was primarily due to the acquisition of true[X]. The decrease in the carrying value of the Television, Filmed Entertainment and DBS segments goodwill, during the nine months ended March 31, 2015, was primarily due to the dispositions of the FOX affiliated stations, Shine Group and Sky Deutschland, respectively (See Note 2 – Acquisitions, Disposals and Other Transactions).

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

In November 2014, the YES Network amended its credit agreement to increase the total size of its credit facility to $1.765 billion, comprised of a secured revolving credit facility, a term loan facility and a delayed draw term loan facility, and to extend the maturity date of the credit agreement to December 2019. As of March 31, 2015, the outstanding balance on the term loan facility and secured revolving credit facility was $893 million and $152 million, respectively. The total amount available under the secured revolving credit facility is $305 million. The total amount available under the delayed draw term loan facility is $560 million and will be used to retire the YES Network’s Senior Subordinated Notes. If YES Network does not draw and utilize the funds on the delayed draw term loan facility by July 2015, it will be withdrawn.

Current borrowings

Included in Borrowings within Current liabilities as of March 31, 2015 was 7.60% Senior Notes of $200 million that are due in October 2015 and principal payments on the YES Network term loan facility of $27 million that are due in the next 12 months.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. STOCKHOLDERS’ EQUITY

The following tables summarize changes in equity:

	For the three months ended March 31,
	2015				2014
	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity
	(in millions)
Balance, beginning of period	$19,813	$975		$20,788	$17,649	$3,151		$20,800
Net income (loss)	975	37	(a)	1,012	1,053	(6)	(a)	1,047
Other comprehensive (loss) income	(372)	-		(372)	32	4		36
Cancellation of shares, net	(2,046)	-		(2,046)	(1,013)	-		(1,013)
Dividends declared	(313)	-		(313)	(281)	-		(281)
Acquisition of YES Network	-	-		-	-	385		385
Other	(68)	(26)	(d)	(94)	23	(33)	(d)	(10)

Balance, end of period	$17,989	$986		$18,975	$17,463	$3,501		$20,964

	For the nine months ended March 31,
	2015				2014
	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity
	(in millions)
Balance, beginning of period	$17,418	$3,483		$20,901	$16,998	$3,127		$20,125
Net income (loss)	8,219	117	(a)	8,336	3,515	(30)	(a)	3,485
Other comprehensive (loss) income	(1,813)	(214)		(2,027)	343	134		477
Cancellation of shares, net	(4,592)	-		(4,592)	(2,577)	-		(2,577)
Dividends declared	(586)	-		(586)	(568)	-		(568)
Purchase of noncontrolling interests(b)	(522)	(128)		(650)	(58)	(18)		(76)
Acquisition of YES Network	-	-		-	-	385		385
Dispositions	-	(2,130)	(c)	(2,130)	-	-		-
Other	(135)	(142)	(d)	(277)	(190)	(97)	(d)	(287)

Balance, end of period	$17,989	$986		$18,975	$17,463	$3,501		$20,964

(a)

Net income attributable to noncontrolling interests excludes $30 million and $26 million for the three months ended March 31, 2015 and 2014, respectively, and $83 million and $74 million for the nine months ended March 31, 2015 and 2014, respectively, relating to redeemable noncontrolling interests which are reflected in temporary equity.

(b)	Represents the increase in ownership in NGC International (See Note 2 – Acquisitions, Disposals and Other Transactions) and Latin America Pay Television in fiscal 2015 and 2014, respectively.
(c)	Represents the noncontrolling interest in Sky Deutschland (See Note 2 – Acquisitions, Disposals and Other Transactions).
(d)

Other activity attributable to noncontrolling interests excludes $61 million and $(13) million for the three months ended March 31, 2015 and 2014, respectively, and $14 million and $(59) million for the nine months ended March 31, 2015 and 2014, respectively, relating to redeemable noncontrolling interests.

Other Comprehensive Income

Comprehensive income is reported in the Unaudited Consolidated Statements of Comprehensive Income and consists of Net income and other gains and losses, including foreign currency translation adjustments, unrealized holding gains and losses on securities, and benefit plan adjustments, which affect stockholders’ equity, and under GAAP, are excluded from Net income.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the activity within Other comprehensive (loss) income:

	For the three months ended March 31, 2015			For the nine months ended March 31, 2015
	Before tax	Tax (provision) benefit	Net of tax	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized losses	$(452)	$71	$(381)	$(1,870)	$260	$(1,610)
Amount reclassified on hedging activity(a)	4	(1)	3	(126)	(1)	(127)
Amount reclassified on dispositions(b)	-	-	-	(253)	-	(253)

Other comprehensive loss	$(448)	$70	$(378)	$(2,249)	$259	$(1,990)
Gains and losses on securities
Unrealized (losses) gains	$(1)	$-	$(1)	$236	$(83)	$153
Amount reclassified on sale of securities(b)	-	-	-	(325)	114	(211)

Other comprehensive loss	$(1)	$-	$(1)	$(89)	$31	$(58)
Benefit plan adjustments
Reclassification adjustments realized in net income(c)	$10	$(3)	$7	$32	$(11)	$21

Other comprehensive income	$10	$(3)	$7	$32	$(11)	$21

	For the three months ended March 31, 2014			For the nine months ended March 31, 2014
	Before tax	Tax (provision) benefit	Net of tax	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized gains	$17	$(1)	$16	$663	$(83)	$580
Amount reclassified on hedging activity(a)	6	(1)	5	10	(2)	8

Other comprehensive income	$23	$(2)	$21	$673	$(85)	$588
Gains and losses on securities
Unrealized gains (losses)	$8	$(3)	$5	$(6)	$2	$(4)
Amount reclassified on sale of Phoenix(b)	-	-	-	(200)	70	(130)

Other comprehensive income (loss)	$8	$(3)	$5	$(206)	$72	$(134)
Benefit plan adjustments
Reclassification adjustments realized in net income(c)	$15	$(5)	$10	$37	$(14)	$23

Other comprehensive income	$15	$(5)	$10	$37	$(14)	$23

(a)

Reclassifications of amounts related to hedging activity are included in Operating expenses, Selling, general and administrative expenses or Other, net, as appropriate, in the Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2015 and 2014 (See Note 7 – Fair Value for additional information regarding hedging activity).

(b)

Reclassifications of amounts related to dispositions and gains and losses on securities are included in Equity earnings of affiliates or Other, net, as appropriate, in the Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2015 and 2014.

(c)

Reclassifications of amounts related to benefit plan adjustments are included in Selling, general and administrative expenses or Other, net, as appropriate, in the Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2015 and 2014.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share Data

The following table sets forth the Company’s computation of Income from continuing operations attributable to Twenty-First Century Fox stockholders:

	For the three months ended March 31,		For the nine months ended March 31,
	2015	2014	2015	2014
	(in millions)
Income from continuing operations	$1,057	$1,089	$8,457	$2,863
Less: Net income attributable to noncontrolling interests	(67)	(20)	(200)	(44)

Income from continuing operations attributable to Twenty-First Century Fox stockholders	$990	$1,069	$8,257	$2,819

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

The remaining authorized amount under the Company’s stock repurchase program as of March 31, 2015, excluding commissions, was approximately $1.8 billion.

The program may be modified, extended, suspended or discontinued at any time.

Dividends

The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and the Class B Common Stock:

	For the three months ended March 31,		For the nine months ended March 31,
	2015	2014	2015	2014
Cash dividend per share	$0.150	$0.125	$0.275	$0.250

In February 2015, the Company declared a semi-annual dividend of $0.15 per Class A and Class B share, resulting in a prospective annual dividend of $0.30 per share. The dividend declared was paid on April 15, 2015 to stockholders of record on March 11, 2015.

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

Voting Agreement with the Murdoch Family Interests

On April 18, 2012, the Murdoch Family Trust and K. Rupert Murdoch (together the “Murdoch Family Interests”) entered into an agreement with the Company, whereby the Murdoch Family Interests agreed to limit their voting rights during the voting rights suspension period. Under this agreement, the Murdoch Family Interests will not vote or provide voting instructions with respect to a portion of their shares of Class B Common Stock to the extent that doing so would increase their percentage of voting power from what it was prior to the suspension of voting rights. Currently, as a result of the suspension of voting rights, the aggregate percentage vote of the Murdoch Family Interests is at 39.1% of the outstanding shares of Class B Common Stock not subject to the suspension of voting rights, and the percentage vote may be adjusted as provided in the agreement with the Company.

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

The following table summarizes the Company’s equity-based compensation transactions:

	For the nine months ended March 31,
	2015	2014
	(in millions)
Equity-based compensation	$89	$126

Intrinsic value of all settled equity-based awards	$303	$298

Tax benefit on vested equity-based awards	$110	$91

As of March 31, 2015, the Company’s total compensation cost related to equity-based awards, not yet recognized, was approximately $120 million, and is expected to be recognized over a weighted average period between one and two years. Compensation expense on all equity-based awards is generally recognized on a straight-line basis over the vesting period of the entire award. However, certain performance based awards are recognized on an accelerated basis.

As of March 31, 2015 and June 30, 2014, the liability for cash-settled awards was approximately $15 million and $165 million, respectively. Cash-settled awards are marked-to-market at each reporting period.

Performance Stock Units

The Company’s stock based awards are granted in Class A Common Stock. During the nine months ended March 31, 2015, approximately 4.1 million performance stock units (“PSUs”) were granted and approximately 7.1 million PSUs vested. Approximately 1.7 million units of the awards that vested were settled in cash.

During the nine months ended March 31, 2014, approximately 4.9 million PSUs were granted and approximately 2.8 million PSUs vested. Approximately 2.1 million units of the awards that vested were settled in cash.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal operations. The total firm commitments and future debt payments as of March 31, 2015 and June 30, 2014 were $76 billion and $87 billion, respectively. The decrease from June 30, 2014 was primarily due to the sale of the DBS businesses in November 2014 (See Note 2 – Acquisitions, Disposals and Other Transactions), partially offset by commitments under a new contract with the International Cricket Council (“ICC”).

Guarantees

The Company’s guarantees as of March 31, 2015 and June 30, 2014 were $967 million and $724 million, respectively. The increase from June 30, 2014 was primarily due to the Company obtaining a bank guarantee covering its programming rights obligation in connection with the agreement with the ICC.

Contingencies

Shareholder Litigation

Southern District of New York

On July 19, 2011, a purported class action lawsuit captioned Wilder v. News Corp., et al. (“Wilder Litigation”), was filed on behalf of all purchasers of the Company’s common stock between March 3, 2011 and July 11, 2011, in the United States District

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the Separation, the Company and News Corp agreed in the Separation and Distribution Agreement that the Company will indemnify News Corp, on an after-tax basis, for payments made after the Separation arising out of civil claims and investigations relating to the U.K. Newspaper Matters, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp (the “Indemnity”). As of June 30, 2014, the Company recognized approximately $80 million as its obligation under the Indemnity, of which approximately $65 million related to the amounts payable to News Corp and approximately $15 million for the remaining unamortized fair value of expected future payments to be made under the Indemnity. Pursuant to ASC 460, “Guarantees”, the amount provided for future payments is being amortized in a systematic pattern that reflects the release from the underlying risks and is included in (Loss) income from discontinued operations, net of tax, in the Unaudited Consolidated Statements of Operations. As of March 31, 2015, the Company has recognized approximately $50 million as its obligation under the Indemnity, which relates to amounts payable to News Corp. Pursuant to the Indemnity, the Company made payments of $38 million to News Corp during the nine months ended March 31, 2015. If additional information becomes available and as payments are made, the Company will update the liability provision for the Indemnity. Any changes to the liability provision for the Indemnity in the future will impact the results of operations for that period. The liability provision for the Indemnity was estimated by probability weighting expected payments to be made to News Corp under such Agreement and discounting probability-weighted expected payments to the valuation date, using a discount rate based on the Company’s cost of debt.

Other

Equity purchase arrangements that are exercisable by the counter-party to the agreement, and that are outside the sole control of the Company, are accounted for in accordance with ASC 480-10-S99-3A. Accordingly, the fair values of such equity purchase arrangements are classified in Redeemable noncontrolling interests. Other than the arrangements classified in Redeemable noncontrolling interests, the Company is party to several other purchase and sale arrangements which become exercisable at various points in time. However, these arrangements are currently either not exercisable in the next twelve months or are not material.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

	For the three months ended March 31,		For the nine months ended March 31,
	2015	2014	2015	2014
	(in millions)
Revenues:
Cable Network Programming	$3,590	$3,152	$10,205	$8,926
Television	1,237	1,587	3,908	4,265
Filmed Entertainment	2,389	2,279	7,618	6,876
Direct Broadcast Satellite Television	-	1,530	2,112	4,437
Other, Corporate and Eliminations	(376)	(329)	(1,061)	(1,061)

Total revenues	$6,840	$8,219	$22,782	$23,443
Segment OIBDA:
Cable Network Programming	$1,233	$1,176	$3,430	$3,205
Television	141	288	605	737
Filmed Entertainment	382	354	1,176	1,019
Direct Broadcast Satellite Television	-	58	234	278
Other, Corporate and Eliminations	(79)	(89)	(267)	(290)

Total Segment OIBDA	$1,677	$1,787	$5,178	$4,949

Amortization of cable distribution investments	(17)	(21)	(61)	(61)
Depreciation and amortization	(124)	(267)	(601)	(840)
Equity earnings of affiliates	330	170	959	430
Interest expense, net	(292)	(284)	(907)	(830)
Interest income	8	6	31	21
Other, net	(67)	(33)	5,008	123

Income from continuing operations before income tax expense	1,515	1,358	9,607	3,792
Income tax expense	(458)	(269)	(1,150)	(929)

Income from continuing operations	1,057	1,089	8,457	2,863
(Loss) income from discontinued operations, net of tax	(15)	(16)	(38)	696

Net income	1,042	1,073	8,419	3,559
Less: Net income attributable to noncontrolling interests	(67)	(20)	(200)	(44)

Net income attributable to Twenty-First Century Fox stockholders	$975	$1,053	$8,219	$3,515

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Intersegment revenues, generated by the Filmed Entertainment segment, of $442 million and $305 million for the three months ended March 31, 2015 and 2014, respectively, and of $1,002 million and $916 million for the nine months ended March 31, 2015 and 2014, respectively, have been eliminated within the Other, Corporate and Eliminations segment.

	For the three months ended March 31,		For the nine months ended March 31,
	2015	2014	2015	2014
	(in millions)
Depreciation and amortization:
Cable Network Programming	$70	$58	$219	$157
Television	29	30	84	79
Filmed Entertainment	21	33	84	98
Direct Broadcast Satellite Television	-	143	202	495
Other, Corporate and Eliminations	4	3	12	11

Total depreciation and amortization	$124	$267	$601	$840

Depreciation and amortization for the three months ended March 31, 2015 and 2014 include the amortization of definite lived intangible assets of $60 million and $82 million, respectively, and $243 million and $300 million for the nine months ended March 31, 2015 and 2014, respectively.

	As of March 31, 2015	As of June 30, 2014
	(in millions)
Total assets:
Cable Network Programming	$22,879	$22,422
Television	6,998	6,449
Filmed Entertainment	9,357	10,419
Direct Broadcast Satellite Television	-	9,144
Other, Corporate and Eliminations	7,817	3,500
Investments	4,441	2,859

Total assets	$51,492	$54,793

	As of March 31, 2015	As of June 30, 2014
	(in millions)
Goodwill and intangible assets, net:
Cable Network Programming	$12,680	$12,854
Television	4,300	4,282
Filmed Entertainment	1,798	2,441
Direct Broadcast Satellite Television	-	6,451
Other, Corporate and Eliminations	96	96

Total goodwill and intangible assets, net	$18,874	$26,124

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Revenues by Component

	For the three months ended March 31,		For the nine months ended March 31,
	2015	2014	2015	2014
	(in millions)
Revenues:
Affiliate fees	$2,740	$2,326	$7,652	$6,547
Subscription	-	1,390	1,964	4,061
Advertising	1,840	2,294	5,944	6,344
Content	2,189	2,067	6,938	6,135
Other	71	142	284	356

Total revenues	$6,840	$8,219	$22,782	$23,443

NOTE 14. ADDITIONAL FINANCIAL INFORMATION

Supplemental Cash Flows Information

	For the nine months ended March 31,
	2015	2014
	(in millions)
Supplemental cash flows information:
Cash paid for income taxes	$(498)	$(1,100)

Cash paid for interest	$(908)	$(816)

Sale of other investments	$-	$1

Purchase of other investments	$(53)	$(34)

Supplemental information on businesses acquired and additional investments:
Fair value of assets acquired	$219	$2,833
Cash acquired	-	3
Liabilities assumed	(2)	(1,763)
Decrease in deferred consideration	-	7
Noncontrolling interests increase	-	(385)
Cash paid	(142)	(695)

Fair value of equity instruments issued to third parties	75	-
Issuance of subsidiary common units	(75)	-

Fair value of equity instruments consideration	$-	$-

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other, net

The following table sets forth the components of Other, net included in the Unaudited Consolidated Statements of Operations:

	For the three months ended March 31,		For the nine months ended March 31,
	2015	2014	2015	2014
	(in millions)
Gain on sale of the DBS businesses(a)	$(11)	$-	$4,984	$-
Gain on disposition of Shine Group(a)	7	-	70	-
Gain on sale of investment in Phoenix	-	-	-	199
Shareholder litigation settlement(b)	-	-	-	111
Loss on sale of investment in NDS	-	(30)	-	(30)
Restructuring(c)	(2)	(3)	(40)	(87)
Investment impairment losses(d)	-	-	(3)	(67)
Devaluation losses and Other(e)	(61)	-	(3)	(3)

Other, net	$(67)	$(33)	$5,008	$123

(a)	See Note 2 – Acquisitions, Disposals and Other Transactions.
(b)

In the nine months ended March 31, 2014, the Company recorded a net settlement gain of $111 million related to certain shareholder litigation matters (as described in Note 16 – Commitments and Contingencies in the 2014 Form 10-K under the heading “Shareholder Litigation – Delaware”).

(c)

The restructuring charges in the nine months ended March 31, 2015 primarily relates to cost structure efficiency enhancement initiatives at the Cable Network Programming and Television segments. The restructuring charges in the nine months ended March 31, 2014 primarily relates to contract termination costs associated with cost structure efficiency enhancement initiatives at the DBS segment.

(d)

The write-downs of investments were recorded as a result of either the deteriorating financial position of the investee or due to a permanent impairment resulting from sustained losses and limited prospects for recovery.

(e)

Devaluation losses primarily relate to the Company’s business activities in Venezuela which operate in a highly inflationary economy. In February 2015, the Venezuelan government introduced a new foreign currency exchange system called the Marginal Currency System (“SIMADI”). Accordingly, the Company has remeasured all its Venezuelan Bolivar denominated net monetary assets at the devalued SIMADI exchange rate. The Company had previously used the Supplementary Foreign Currency Administration System (“SICAD 2”) rate.

Pension and Other Post Retirement Benefits

The Company is contemplating settling a portion of its pension obligations. As part of that strategy, the Company will irrevocably transfer a significant portion of pension liabilities to an insurance company selected by an independent fiduciary through the purchase of a group annuity contract. If concluded, the annuity contract is expected to be purchased by June 30, 2015. This purchase, which will be funded with pension plan assets, is not expected to have a material impact on net periodic pension expense for fiscal 2015. The Company expects to incur an estimated $250 million to $350 million pre-tax settlement loss related to the purchase due to the recognition of deferred actuarial losses. The proposed transaction is subject to review by the Pension Benefit Guaranty Corporation.

Income Taxes

The following table illustrates the overall changes in the Company’s net deferred tax liabilities for the nine months ended March 31, 2015:

	Net deferred tax liabilities before valuation allowance	Less: valuation allowance	Total net deferred tax liabilities
	(in millions)
Balance, June 30, 2014	$(330)	$(2,338)	$(2,668)
Acquisitions and disposals	(1,296)	1,720	424
Other	(66)	148	82

Balance, March 31, 2015	$(1,692)	$(470)	$(2,162)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company had deferred tax assets of $86 million and $61 million as of March 31, 2015 and June 30, 2014, respectively. The Company had current deferred tax liabilities of $79 million and nil as of March 31, 2015 and June 30, 2014, respectively.

The Company also had non-current deferred tax liabilities of $2,169 million and $2,729 million as of March 31, 2015 and June 30, 2014, respectively.

The primary reason for the change in the net deferred tax liabilities is due to the sale of the DBS businesses. This allowed for the utilization of capital loss carryforwards and foreign tax credit carryforwards to offset the current income tax liability attributable to the sale. Previously, these tax assets had a full valuation allowance recorded. As a result of the transaction, the associated valuation allowance was reversed. The Company also reversed the valuation allowance associated with the Company’s remaining foreign tax credit carryforwards as it separately determined that it is more likely than not that the Company will utilize these foreign tax credit carryforwards prior to their expiration.

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

With respect to the nine months ended March 31, 2015, we identified certain adjustments, which the Company determined were not material, related to the presentation of Earnings (losses) from subsidiary entities for the three and nine months ended March 31, 2014 and for the year ended June 30, 2014 and Intragroup investments as of June 30, 2014. These revisions had no impact on any consolidated totals of the condensed consolidating financial statements. These revisions impacted the amounts presented in the 21CFA column (increasing the amounts presented as Earnings (losses) from subsidiary entities, Income tax (expense) benefit and Comprehensive income (loss) attributable to Twenty-First Century Fox stockholders) and in the Reclassifications and Eliminations column in the Supplemental Condensed Consolidating Statements of Operations for the three and nine months ended March 31, 2014 and for the year ended June 30, 2014 and the amounts presented in the 21CFA column (increasing the Intragroup investments and Equity) and in the Reclassifications and Eliminations column in the Supplemental Condensed Consolidating Balance Sheet as of June 30, 2014. These adjustments were not reflected in the previously filed Supplemental Guarantor Information filed with our Form 10-Q filed with the SEC on May 8, 2014 and with our 2014 Form 10-K.

Accordingly, the Supplemental Condensed Consolidating Statements of Operations for the three and nine months ended March 31, 2014 and for the year ended June 30, 2014 and Supplemental Condensed Consolidating Balance Sheet as of June 30, 2014 have been revised to reflect the immaterial adjustments described above. Fiscal 2015 amounts have been prepared to conform to this presentation. Future filings will also reflect increased 21CFA and reclassification/elimination amounts of Earnings (losses) from subsidiary entities, Income tax (expense) benefit, Comprehensive income (loss) attributable to Twenty-First Century Fox stockholders, Intragroup investments and Equity for prior periods.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended March 31, 2015

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$-	$6,839	$-	$6,840
Expenses	(72)	-	(5,232)	-	(5,304)
Equity (losses) earnings of affiliates	(1)	-	331	-	330
Interest expense, net	(394)	(173)	(20)	295	(292)
Interest income	-	3	300	(295)	8
Earnings (losses) from subsidiary entities	1,987	1,171	-	(3,158)	-
Other, net	(171)	(11)	115	-	(67)

Income (loss) from continuing operations before income tax (expense) benefit	1,350	990	2,333	(3,158)	1,515
Income tax (expense) benefit	(425)	-	(593)	560	(458)

Income (loss) from continuing operations	925	990	1,740	(2,598)	1,057
Loss from discontinued operations, net of tax	-	(15)	-	-	(15)

Net income (loss)	925	975	1,740	(2,598)	1,042
Less: Net income attributable to noncontrolling interests	-	-	(67)	-	(67)

Net income (loss) attributable to Twenty-First Century Fox stockholders	$925	$975	$1,673	$(2,598)	$975

Comprehensive income (loss) attributable to Twenty-First Century Fox stockholders	$459	$603	$1,210	$(1,669)	$603

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended March 31, 2014

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$-	$8,218	$-	$8,219
Expenses	(68)	-	(6,652)	-	(6,720)
Equity earnings of affiliates	1	-	169	-	170
Interest expense, net	(396)	(142)	(14)	268	(284)
Interest income	1	1	272	(268)	6
Earnings (losses) from subsidiary entities	1,952	1,203	-	(3,155)	-
Other, net	5	-	(38)	-	(33)

Income (loss) from continuing operations before income tax (expense) benefit	1,496	1,062	1,955	(3,155)	1,358
Income tax (expense) benefit	(293)	-	(390)	414	(269)

Income (loss) from continuing operations	1,203	1,062	1,565	(2,741)	1,089
Loss from discontinued operations, net of tax	(7)	(9)	-	-	(16)

Net income (loss)	1,196	1,053	1,565	(2,741)	1,073
Less: Net income attributable to noncontrolling interests	-	-	(20)	-	(20)

Net income (loss) attributable to Twenty-First Century Fox stockholders	$1,196	$1,053	$1,545	$(2,741)	$1,053

Comprehensive income (loss) attributable to Twenty-First Century Fox stockholders	$1,054	$1,085	$1,623	$(2,677)	$1,085

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the nine months ended March 31, 2015

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$-	$22,781	$-	$22,782
Expenses	(241)	-	(18,025)	-	(18,266)
Equity (losses) earnings of affiliates	(2)	-	961	-	959
Interest expense, net	(1,188)	(463)	(78)	822	(907)
Interest income	8	4	841	(822)	31
Earnings (losses) from subsidiary entities	10,513	8,727	-	(19,240)	-
Other, net	(18)	(11)	5,037	-	5,008

Income (loss) from continuing operations before income tax (expense) benefit	9,073	8,257	11,517	(19,240)	9,607
Income tax (expense) benefit	(1,085)	-	(1,378)	1,313	(1,150)

Income (loss) from continuing operations	7,988	8,257	10,139	(17,927)	8,457
Loss from discontinued operations, net of tax	-	(38)	-	-	(38)

Net income (loss)	7,988	8,219	10,139	(17,927)	8,419
Less: Net income attributable to noncontrolling interests	-	-	(200)	-	(200)

Net income (loss) attributable to Twenty-First Century Fox stockholders	$7,988	$8,219	$9,939	$(17,927)	$8,219

Comprehensive income (loss) attributable to Twenty-First Century Fox stockholders	$5,925	$6,406	$7,858	$(13,783)	$6,406

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the nine months ended March 31, 2014

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$-	$23,442	$-	$23,443
Expenses	(233)	-	(19,162)	-	(19,395)
Equity earnings of affiliates	1	-	429	-	430
Interest expense, net	(1,174)	(418)	(27)	789	(830)
Interest income	2	2	806	(789)	21
Earnings (losses) from subsidiary entities	5,424	3,228	-	(8,652)	-
Other, net	280	-	(157)	-	123

Income (loss) from continuing operations before income tax (expense) benefit	4,301	2,812	5,331	(8,652)	3,792
Income tax (expense) benefit	(1,054)	-	(1,306)	1,431	(929)

Income (loss) from continuing operations	3,247	2,812	4,025	(7,221)	2,863
(Loss) income from discontinued operations, net of tax	(7)	703	-	-	696

Net income (loss)	3,240	3,515	4,025	(7,221)	3,559
Less: Net income attributable to noncontrolling interests	-	-	(44)	-	(44)

Net income (loss) attributable to Twenty-First Century Fox stockholders	$3,240	$3,515	$3,981	$(7,221)	$3,515

Comprehensive income (loss) attributable to Twenty-First Century Fox stockholders	$2,995	$3,858	$4,336	$(7,331)	$3,858

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

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

As of March 31, 2015

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$468	$7,716	$1,092	$-	$9,276
Receivables, net	11	-	6,335	(1)	6,345
Inventories, net	-	-	3,062	-	3,062
Other	51	-	315	-	366

Total current assets	530	7,716	10,804	(1)	19,049

Non-current assets:
Receivables, net	15	-	403	-	418
Inventories, net	-	-	6,428	-	6,428
Property, plant and equipment, net	219	-	1,477	-	1,696
Intangible assets, net	-	-	6,372	-	6,372
Goodwill	-	-	12,502	-	12,502
Other	430	-	156	-	586
Investments:
Investments in associated companies and other investments	50	22	4,369	-	4,441
Intragroup investments	92,103	52,704	-	(144,807)	-

Total investments	92,153	52,726	4,369	(144,807)	4,441

TOTAL ASSETS	$93,347	$60,442	$42,511	$(144,808)	$51,492

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$200	$-	$27	$-	$227
Other current liabilities	431	376	6,457	(1)	7,263

Total current liabilities	631	376	6,484	(1)	7,490

Non-current liabilities:
Borrowings	17,278	-	1,587	-	18,865
Other non-current liabilities	670	-	4,854	-	5,524
Intercompany	35,118	42,077	(77,195)	-	-
Redeemable noncontrolling interests	-	-	638	-	638
Total equity	39,650	17,989	106,143	(144,807)	18,975

TOTAL LIABILITIES AND EQUITY	$93,347	$60,442	$42,511	$(144,808)	$51,492

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

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the nine months ended March 31, 2015

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities from continuing operations	$(276)	$1,675	$1,224	$-	$2,623

Investing activities:
Property, plant and equipment	(84)	-	(236)	-	(320)
Investments	(127)	(3)	(1,173)	-	(1,303)
Proceeds from dispositions, net	79	8,582	(51)	-	8,610

Net cash (used in) provided by investing activities from continuing operations	(132)	8,579	(1,460)	-	6,987

Financing activities:
Borrowings	1,191	-	1,343	-	2,534
Repayment of borrowings	(750)	-	(1,424)	-	(2,174)
Issuance of shares	-	49	-	-	49
Repurchase of shares	-	(4,784)	-	-	(4,784)
Dividends paid and distributions	-	(273)	(221)	-	(494)
Purchase of subsidiary shares from noncontrolling interests	-	(650)	-	-	(650)

Net cash provided by (used in) financing activities from continuing operations	441	(5,658)	(302)	-	(5,519)

Discontinued operations:
Net decrease in cash and cash equivalents from discontinued operations	(38)	-	-	-	(38)

Net (decrease) increase in cash and cash equivalents	(5)	4,596	(538)	-	4,053
Cash and cash equivalents, beginning of year	473	3,120	1,822	-	5,415
Exchange movement on cash balances	-	-	(192)	-	(192)

Cash and cash equivalents, end of period	$468	$7,716	$1,092	$-	$9,276

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the nine months ended March 31, 2014

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities from continuing operations	$(817)	$1,481	$917	$-	$1,581

Investing activities:
Property, plant and equipment	(3)	-	(467)	-	(470)
Investments	(1)	-	(796)	-	(797)
Proceeds from dispositions, net	-	-	259	-	259

Net cash used in investing activities from continuing operations	(4)	-	(1,004)	-	(1,008)

Financing activities:
Borrowings	987	-	-	-	987
Repayment of borrowings	(134)	-	(8)	-	(142)
Issuance of shares	-	66	-	-	66
Repurchase of shares	-	(2,752)	-	-	(2,752)
Dividends paid and distributions	-	(287)	(157)	-	(444)
Purchase of subsidiary shares from noncontrolling interests	-	-	(76)	-	(76)
Distribution to News Corporation	-	(10)	-	-	(10)

Net cash provided by (used in) financing activities from continuing operations	853	(2,983)	(241)	-	(2,371)

Discontinued operations:
Net (decrease) increase in cash and cash equivalents from discontinued operations	(90)	698	-	-	608

Net decrease in cash and cash equivalents	(58)	(804)	(328)	-	(1,190)
Cash and cash equivalents, beginning of year	524	3,956	2,179	-	6,659
Exchange movement on cash balances	-	-	48	-	48

Cash and cash equivalents, end of period	$466	$3,152	$1,899	$-	$5,517

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

•

Results of Operations - This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2015 and 2014. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2015 and 2014, as well as a discussion of the Company’s outstanding debt. This section also includes a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

Other Business Developments

Cable Network Programming

In February 2015, the Company acquired trueX media inc., a video advertising company specializing in consumer engagement and on-demand marketing campaigns, for an estimated total purchase price of approximately $175 million in cash including deferred payments which are subject to the achievement of service and performance conditions.

In February 2015, the Company entered into an agreement to acquire the broadcast business of MAA Television Network Limited (“MAA TV”), an entity in India that broadcasts and operates Telugu language entertainment channels, for approximately $375 million in cash. The acquisition is subject to customary closing conditions, including regulatory approvals. The transaction is expected to close before December 31, 2015.

Television

In October 2014, the Company acquired two San Francisco-Bay area television stations, KTVU-TV FOX 2 and KICU-TV 36, with a fair value of approximately $220 million from Cox Media Group in exchange for the Company’s FOX affiliated stations WHBQ-TV FOX 13 and WFXT-TV FOX 25, located in the Memphis and Boston markets, respectively.

Filmed Entertainment

The Company and funds managed by Apollo Global Management, LLC (“Apollo”) formed Endemol Shine Group in December 2014 to which the Company contributed its interests in Shine Group and cash, comprising an aggregate carrying value of approximately $830 million. The joint venture, a global multi-platform content provider, is comprised of Shine Group, Endemol, and CORE Media Group. The Company and Apollo have an equal ownership interest in the joint venture. As a result of the transaction, Shine Group ceased to be a consolidated subsidiary of the Company. The Company recorded a gain of $70 million on this transaction which was included in Other, net in the Unaudited Consolidated Statements of Operations for the nine months ended March 31, 2015. The Company’s investment in the Endemol Shine Group is accounted for using the equity method of accounting.

Direct Broadcast Satellite Television

In January 2011, the Company purchased a convertible bond from Sky Deutschland for approximately $225 million. In October 2014, the Company exercised its right to convert the bonds into 53.9 million Sky Deutschland shares, increasing the Company’s ownership interest to 57%.

On November 12, 2014, the Company sold its 100% and 57% ownership stakes in Sky Italia and Sky Deutschland, respectively, to Sky for approximately $8.8 billion in value comprised of approximately $8.2 billion in cash received, net of $650 million of cash paid to acquire Sky’s 21% interest in NGC Network International LLC and NGC Network Latin America LLC (collectively “NGC International”), increasing the Company’s ownership stake in NGC International to 73%. In connection with this transaction, the Company participated in Sky’s equity offering in July 2014 by purchasing additional shares in Sky for approximately $900 million and maintained the Company’s 39% ownership interest. As a result of the transaction, Sky Italia and Sky Deutschland ceased to be consolidated subsidiaries of the Company. The Company recorded a gain of $5.0 billion on this transaction, which was included in Other, net in the Unaudited Consolidated Statements of Operations for the nine months ended March 31, 2015.

RESULTS OF OPERATIONS

Results of Operations—For the three and nine months ended March 31, 2015 versus the three and nine months ended March 31, 2014

The following tables set forth the Company’s operating results for the three and nine months ended March 31, 2015, as compared to the three and nine months ended March 31, 2014, including presentation of Revenues by component excluding the DBS segment and related intersegment eliminations.

	For the three months ended March 31,			For the nine months ended March 31,
	2015	2014	% Change	2015	2014	% Change
	(in millions, except %)
Revenues:
Affiliate fees	$2,740	$2,326	18%	$7,652	$6,547	17%
Subscription	-	1,390	(100)%	1,964	4,061	(52)%
Advertising	1,840	2,294	(20)%	5,944	6,344	(6)%
Content	2,189	2,067	6%	6,938	6,135	13%
Other	71	142	(50)%	284	356	(20)%

Total revenues	6,840	8,219	(17)%	22,782	23,443	(3)%
Operating expenses	(4,357)	(5,475)	(20)%	(14,775)	(15,473)	(5)%
Selling, general and administrative	(823)	(978)	(16)%	(2,890)	(3,082)	(6)%
Depreciation and amortization	(124)	(267)	(54)%	(601)	(840)	(28)%
Equity earnings of affiliates	330	170	94%	959	430	**
Interest expense, net	(292)	(284)	3%	(907)	(830)	9%
Interest income	8	6	33%	31	21	48%
Other, net	(67)	(33)	**	5,008	123	**

Income from continuing operations before income tax expense	1,515	1,358	12%	9,607	3,792	**
Income tax expense	(458)	(269)	70%	(1,150)	(929)	24%

Income from continuing operations	1,057	1,089	(3)%	8,457	2,863	**
(Loss) income from discontinued operations, net of tax	(15)	(16)	(6)%	(38)	696	**

Net income	1,042	1,073	(3)%	8,419	3,559	**
Less: Net income attributable to noncontrolling interests	(67)	(20)	**	(200)	(44)	**

Net income attributable to Twenty-First Century Fox stockholders	$975	$1,053	(7)%	$8,219	$3,515	**

	For the three months ended March 31,			For the nine months ended March 31,
	2015	2014	% Change	2015	2014	% Change
	(in millions, except %)
Revenues (excluding Direct Broadcast Satellite Television):
Affiliate fees	$2,740	$2,359	16%	$7,695	$6,643	16%
Advertising	1,840	2,200	(16)%	5,838	6,111	(4)%
Content	2,189	2,083	5%	6,961	6,182	13%
Other	71	114	(38)%	253	286	(12)%

Adjusted Total Revenues	6,840	6,756	1%	20,747	19,222	8%
Direct Broadcast Satellite Television, net of eliminations	-	1,463	(100)%	2,035	4,221	(52)%

Total revenues	$6,840	$8,219	(17)%	$22,782	$23,443	(3)%

**	not meaningful

Overview – The Company’s revenues decreased 17% and 3% for the three and nine months ended March 31, 2015, respectively, as compared to the corresponding periods of fiscal 2014. The changes in revenues were primarily due to the effect of the sale of the DBS businesses in November 2014. Excluding the activity of the DBS businesses, the Company’s revenues increased 1% and 8% for the three and nine months ended March 31, 2015, respectively, as compared to the corresponding periods of fiscal 2014, due to higher affiliate fee revenues partially offset by a decrease in advertising revenues. The increase in affiliate fee revenues was primarily attributable to higher average rates per subscriber across most channels and the acquisition of the majority interest in the Yankees Entertainment and Sports Network (the “YES Network”) in February 2014. The decrease in advertising revenues for the three and nine months ended March 31, 2015 was primarily due to the comparative effect of the broadcast of Super Bowl XLVIII in February 2014. The strengthening of the U.S. dollar against local currencies resulted in a revenue decrease of approximately $200 million and $440 million for the three and nine months ended March 31, 2015, respectively, as compared to the corresponding periods of fiscal 2014.

Operating expenses decreased 20% and 5% for the three and nine months ended March 31, 2015, respectively, as compared to the corresponding periods of fiscal 2014, primarily due to the sale of the DBS businesses in November 2014. Also contributing to the decrease was lower operating expenses at the Television segment of approximately $190 million and $210 million during the three and nine months ended March 31, 2015, respectively. The decrease at the Television segment was primarily due to lower programming costs as a result of the comparative effect of the broadcast of Super Bowl XLVIII in February 2014. These decreases were partially offset by increased operating expenses at the Cable Network Programming segment. During the three and nine months ended March 31, 2015, operating expenses at the Cable Network Programming segment increased by approximately $320 million and $950 million, respectively. The increases at the Cable Network Programming segment were primarily due to higher programming costs led by the rights fees related to STAR Sports’ broadcast of the International Cricket Council (“ICC”) Cricket World Cup matches.

Selling, general and administrative expenses decreased 16% and 6% for the three and nine months ended March 31, 2015, respectively, as compared to the corresponding periods of fiscal 2014, primarily as a result of the sale of the DBS businesses in November 2014.

Depreciation and amortization, including amortization of acquired identifiable intangible assets, decreased 54% and 28% for the three and nine months ended March 31, 2015, respectively, as compared to the corresponding periods of fiscal 2014, primarily due to lower depreciation and amortization as a result of the sale of the DBS businesses in November 2014. These decreases were partially offset by the amortization of acquired identifiable intangible assets resulting from the acquisition of the majority interest in the YES Network in February 2014.

Equity earnings of affiliates – Equity earnings of affiliates increased $160 million and $529 million for the three and nine months ended March 31, 2015, respectively, as compared to the corresponding periods of fiscal 2014. The increase was due to higher results at Sky which included the Company’s proportionate share of approximately $350 million during the three months ended March 31, 2015 of Sky’s gains related to the sale of its investment in Sky Betting & Gaming (“Sky Bet”) and $830 million during the nine months ended March 31, 2015 of Sky’s gains related to the sale of its investments in Sky Bet, NGC International and ITV plc. Partially offsetting these increases were the results at Endemol Shine Group, an affiliate from December 2014 (See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements), and the effect of the acquisition of the majority interest in the YES Network in February 2014.

	For the three months ended March 31,			For the nine months ended March 31,
	2015	2014	% Change	2015	2014	% Change
	(in millions, except %)
Sky	$453	$165	**	$1,145	$441	**
Other equity affiliates	(123)	5	**	(186)	(11)	**

Equity earnings of affiliates	$330	$170	94%	$959	$430	**

**	not meaningful

Interest expense, net – Interest expense, net increased $8 million and $77 million for the three and nine months ended March 31, 2015, respectively, as compared to the corresponding periods of fiscal 2014, primarily due to higher average debt outstanding due to the debt consolidated in connection with the acquisition of the majority interest in the YES Network in February 2014, and subsequently modified in November 2014. Also contributing to the increase for the nine months ended March 31, 2015 was the issuance in September 2014 of $600 million of 3.70% Senior Notes due 2024 and $600 million of 4.75% Senior Notes due 2044.

Other, net –

	For the three months ended March 31,		For the nine months ended March 31,
	2015	2014	2015	2014
	(in millions)
Gain on sale of the DBS businesses(a)	$(11)	$-	$4,984	$-
Gain on disposition of Shine Group(a)	7	-	70	-
Gain on sale of investment in Phoenix	-	-	-	199
Shareholder litigation settlement(b)	-	-	-	111
Loss on sale of investment in NDS	-	(30)	-	(30)
Restructuring(c)	(2)	(3)	(40)	(87)
Investment impairment losses(d)	-	-	(3)	(67)
Devaluation losses and Other(e)	(61)	-	(3)	(3)

Other, net	$(67)	$(33)	$5,008	$123

(a)	See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements.
(b)

In the nine months ended March 31, 2014, the Company recorded a net settlement gain of $111 million related to certain shareholder litigation matters (as described in Note 16 – Commitments and Contingencies in the 2014 Form 10-K under the heading “Shareholder Litigation – Delaware”).

(c)

The restructuring charges in the nine months ended March 31, 2015 primarily relates to cost structure efficiency enhancement initiatives at the Cable Network Programming and Television segments. The restructuring charges in the nine months ended March 31, 2014 primarily relates to contract termination costs associated with cost structure efficiency enhancement initiatives at the DBS segment.

(d)

The write-downs of investments were recorded as a result of either the deteriorating financial position of the investee or due to a permanent impairment resulting from sustained losses and limited prospects for recovery.

(e)

Devaluation losses primarily relate to the Company’s business activities in Venezuela which operate in a highly inflationary economy. In February 2015, the Venezuelan government introduced a new foreign currency exchange system called the Marginal Currency System (“SIMADI”). Accordingly, the Company has remeasured all its Venezuelan Bolivar denominated net monetary assets at the devalued SIMADI exchange rate. The Company had previously used the Supplementary Foreign Currency Administration System (“SICAD 2”) rate.

Income tax expense – The Company’s effective income tax rate for the three and nine months ended March 31, 2015 was 30% and 12%, respectively, as compared to the statutory rate of 35%. For the three months ended March 31, 2015, the rate was lower than the statutory rate primarily due to rate reductions related to the Company’s foreign operations including a 4% reduction due to tax credits and deductions arising from a corporate restructuring. For the nine months ended March 31, 2015, the rate was lower than the statutory rate primarily due to the income tax benefits associated with the reversal of previously recorded valuation allowances related to capital loss carryforwards and foreign tax credit carryforwards, which will be utilized to offset the income tax liability from the disposition of the DBS businesses. The reversal of the valuation allowance yielded an aggregate income tax benefit of 18% for the nine months. The Company also recognized a benefit of approximately 2% in the nine months ended March 31, 2015 associated with the recognition of various tax benefits. These benefits primarily relate to the reversal of valuation allowances related to its foreign tax credit carryforwards as the Company has separately determined, that it is more likely than not that the Company will utilize these credits before they expire.

The Company's effective income tax rate for the three and nine months ended March 31, 2014 was 20% and 24%, respectively, as compared to the statutory rate of 35%. For the three months ended March 31, 2014, the rate was lower than the statutory rate primarily due to rate reductions related to the Company’s foreign operations including a 3% reduction due to tax credits and deductions arising from a corporate restructuring and an 8% reduction due to the recognition of a deferred tax asset for additional tax basis. Also contributing to the difference for the nine months ended March 31, 2014 were changes in valuation allowances as a result of the Phoenix sale in the first quarter of fiscal 2014.

(Loss) income from discontinued operations, net of tax – For the three months ended March 31, 2015, the loss from discontinued operations remained relatively constant, as compared to the corresponding period of fiscal 2014. For the nine months ended March 31, 2015, the Company recorded a loss from discontinued operations of $38 million as compared to income of $696 million, in the corresponding period of fiscal 2014. The change was primarily due to the recognition of a tax refund paid to News Corp and then transferred to the Company in accordance with the tax sharing and indemnification agreement entered into at the time of the Separation (See Note 3 – Discontinued Operations to the accompanying Unaudited Consolidated Financial Statements). Prior to the Separation, a subsidiary of News Corp had filed for refunds to claim certain losses in a foreign jurisdiction.

Net income – Net income remained relatively constant for the three months ended March 31, 2015, as compared to the corresponding period of fiscal 2014. Net income increased for the nine months ended March 31, 2015, as compared to the corresponding period of fiscal 2014, primarily due to the gain on the sale of the DBS businesses in November 2014.

Net income attributable to noncontrolling interests – The change in Net income attributable to noncontrolling interests for the three and nine months ended March 31, 2015, as compared to the corresponding periods of fiscal 2014, was primarily due to the effect of the sale of the Company’s interests in Sky Deutschland in November 2014 and the inclusion of the YES Network noncontrolling interest as a result of its consolidation beginning February 2014.

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

The following tables reconcile Total Segment OIBDA to Income from continuing operations before income tax expense for the three and nine months ended March 31, 2015, as compared to the three and nine months ended March 31, 2014.

	For the three months ended March 31,
	2015	2014	Change	% Change
	(in millions, except %)
Revenues	$6,840	$8,219	$(1,379)	(17)%
Operating expenses	(4,357)	(5,475)	1,118	(20)%
Selling, general and administrative	(823)	(978)	155	(16)%
Amortization of cable distribution investments	17	21	(4)	(19)%

Total Segment OIBDA	1,677	1,787	(110)	(6)%
Amortization of cable distribution investments	(17)	(21)	4	(19)%
Depreciation and amortization	(124)	(267)	143	(54)%
Equity earnings of affiliates	330	170	160	94%
Interest expense, net	(292)	(284)	(8)	3%
Interest income	8	6	2	33%
Other, net	(67)	(33)	(34)	**

Income from continuing operations before income tax expense	$1,515	$1,358	$157	12%

	For the nine months ended March 31,
	2015	2014	Change	% Change
	(in millions, except %)
Revenues	$22,782	$23,443	$(661)	(3)%
Operating expenses	(14,775)	(15,473)	698	(5)%
Selling, general and administrative	(2,890)	(3,082)	192	(6)%
Amortization of cable distribution investments	61	61	-	-

Total Segment OIBDA	5,178	4,949	229	5%
Amortization of cable distribution investments	(61)	(61)	-	-
Depreciation and amortization	(601)	(840)	239	(28)%
Equity earnings of affiliates	959	430	529	**
Interest expense, net	(907)	(830)	(77)	9%
Interest income	31	21	10	48%
Other, net	5,008	123	4,885	**

Income from continuing operations before income tax expense	$9,607	$3,792	$5,815	**

**	not meaningful

The following tables set forth the Company’s Revenues and Segment OIBDA for the three and nine months ended March 31, 2015, as compared to the three and nine months ended March 31, 2014 including presentation of Revenues excluding the DBS segment and related intersegment eliminations (“Adjusted Total Revenues”).

	For the three months ended March 31,
	2015	2014	Change	% Change
	(in millions, except %)
Revenues:
Cable Network Programming	$3,590	$3,152	$438	14%
Television	1,237	1,587	(350)	(22)%
Filmed Entertainment	2,389	2,279	110	5%
Direct Broadcast Satellite Television	-	1,530	(1,530)	(100)%
Other, Corporate and Eliminations	(376)	(329)	(47)	(14)%

Total revenues	$6,840	$8,219	$(1,379)	(17)%
Less: Direct Broadcast Satellite Television, net of eliminations	-	(1,463)	1,463	(100)%

Adjusted Total Revenues	$6,840	$6,756	$84	1%

	For the nine months ended March 31,
	2015	2014	Change	% Change
	(in millions, except %)
Revenues:
Cable Network Programming	$10,205	$8,926	$1,279	14%
Television	3,908	4,265	(357)	(8)%
Filmed Entertainment	7,618	6,876	742	11%
Direct Broadcast Satellite Television	2,112	4,437	(2,325)	(52)%
Other, Corporate and Eliminations	(1,061)	(1,061)	-	-

Total revenues	$22,782	$23,443	$(661)	(3)%
Less: Direct Broadcast Satellite Television, net of eliminations	(2,035)	(4,221)	2,186	(52)%

Adjusted Total Revenues	$20,747	$19,222	$1,525	8%

	For the three months ended March 31,
	2015	2014	Change	% Change
	(in millions, except %)
Segment OIBDA:
Cable Network Programming	$1,233	$1,176	$57	5%
Television	141	288	(147)	(51)%
Filmed Entertainment	382	354	28	8%
Direct Broadcast Satellite Television	-	58	(58)	(100)%
Other, Corporate and Eliminations	(79)	(89)	10	11%

Total Segment OIBDA	$1,677	$1,787	$(110)	(6)%

	For the nine months ended March 31,
	2015	2014	Change	% Change
	(in millions, except %)
Segment OIBDA:
Cable Network Programming	$3,430	$3,205	$225	7%
Television	605	737	(132)	(18)%
Filmed Entertainment	1,176	1,019	157	15%
Direct Broadcast Satellite Television	234	278	(44)	(16)%
Other, Corporate and Eliminations	(267)	(290)	23	8%

Total Segment OIBDA	$5,178	$4,949	$229	5%

Cable Network Programming (45% and 38% of the Company’s consolidated revenues in the first nine months of fiscal 2015 and 2014, respectively)

For the three and nine months ended March 31, 2015, revenues at the Cable Network Programming segment increased $438 million, or 14%, and $1,279 million, or 14%, respectively, as compared to the corresponding periods of fiscal 2014, primarily due to higher affiliate fee and advertising revenues as shown below:

	For the three months ended March 31, 2015 % Increase	For the nine months ended March 31, 2015 % Increase
Affiliate fees	15%	15%
Advertising	9%	9%

These revenue increases are net of decreases of approximately $95 million and $245 million for the three and nine months ended March 31, 2015, respectively, as compared to the corresponding periods of fiscal 2014, due to the strengthening of the U.S. dollar against local currencies.

Domestic affiliate fee revenues increased 20% and 19% for the three and nine months ended March 31, 2015, respectively, as compared to the corresponding periods of fiscal 2014. Over half of the increase in domestic affiliate fee revenues was due to higher average rates per subscriber across most channels led by Fox Sports 1 (“FS1”), the Regional Sports Networks, Fox News Channel (“Fox News”) and FX Networks suite of channels. The balance of the growth was primarily attributable to the effect of the acquisition of the majority interest in the YES Network in February 2014. Domestic advertising revenues remained relatively constant for the three months ended March 31, 2015, as compared to the corresponding period of fiscal 2014, primarily due to higher advertising revenues at Fox News and FS1, as a result of increased pricing at Fox News and higher ratings at FS1, being offset by decreased advertising revenues at FX Networks and National Geographic Channels, as a result of lower ratings. Domestic advertising revenues increased 7% for the nine months ended March 31, 2015, as compared to the corresponding period of fiscal 2014, primarily due to the effect of the acquisition of the majority interest in the YES Network in February 2014 and strong advertising growth led by FX Networks’ launch of FXX, higher pricing and volume at Fox News and FS1’s inaugural broadcast of Major League Baseball (“MLB”) regular season and playoff games.

For the three and nine months ended March 31, 2015, international affiliate fee revenues increased 2% and 5%, respectively, as compared to the corresponding periods of fiscal 2014. The increase in international affiliate fee revenues was substantially led by local currency growth, primarily at Fox International Channels, as a result of additional subscribers and higher rates in Latin America and new affiliate agreements at STAR. For the three and nine months ended March 31, 2015, international advertising revenues increased 24% and 14%, respectively, as compared to the corresponding periods of fiscal 2014. The increase in international advertising revenues was primarily driven by the broadcast of the ICC Cricket World Cup matches at STAR Sports and higher ratings and increased pricing at STAR’s entertainment channels. The international affiliate fee and advertising revenue increases in local currencies, for the three and nine months ended March 31, 2015, as compared to the corresponding periods in fiscal 2014, were partially offset by the adverse impact of the strengthening of the U.S. dollar against local currencies, primarily in Latin America and Europe.

For the three and nine months ended March 31, 2015, Segment OIBDA at the Cable Network Programming segment increased $57 million, or 5%, and $225 million, or 7%, respectively, as compared to the corresponding periods of fiscal 2014, primarily due to the revenue increases noted above, partially offset by higher expenses of $381 million, or 19%, and $1,054 million, or 18%, respectively. Operating expenses increased by approximately $320 million and $950 million for the three and nine months ended March 31, 2015, respectively, as compared to the corresponding periods of fiscal 2014. More than 60% and 30% of the increase in operating expenses for the three and nine months ended March 31, 2015, respectively, was due to the continued investment in STAR Sports, including the rights fees related to STAR Sports’ broadcast of the ICC Cricket World Cup matches. The balance of the increase was primarily related to the continued investment in new shows at FX Networks, including the acquisition of The Simpsons, and the effect of the acquisition of the majority interest in the YES Network in February 2014. Also contributing to the increase in programming costs for the nine months ended March 31, 2015 was the continued investment in new sports channels, led by FS1’s broadcast of MLB games. Selling, general and administrative expenses increased by approximately $60 million and $105 million for the three and nine months ended March 31, 2015, respectively, as compared to the corresponding periods of fiscal 2014, primarily due to transaction losses on foreign currency exchange movements, the effect of the acquisition of the majority interest in the YES Network in February 2014 and the continued investment in STAR Sports. The increase in Segment OIBDA for the three and nine months ended March 31, 2015, as compared to the corresponding periods of fiscal 2014, was net of decreases of approximately $55 million and $165 million, respectively, due to the strengthening of the U.S. dollar against local currencies.

Television (17% and 18% of the Company’s consolidated revenues in the first nine months of fiscal 2015 and 2014, respectively)

For the three and nine months ended March 31, 2015, revenues at the Television segment decreased $350 million, or 22%, and $357 million, or 8%, respectively, as compared to the corresponding periods of fiscal 2014, primarily due to lower advertising revenues partially offset by higher affiliate fee revenues. Advertising revenues decreased 31% and 14% for the three and nine months ended March 31, 2015, respectively, as compared to the corresponding periods of fiscal 2014, primarily due to the comparative effect of revenues arising from the broadcast of Super Bowl XLVIII in February 2014 of approximately $350 million and lower general entertainment primetime ratings at FOX. Also contributing to the decrease for the nine months ended March 31, 2015 was the effect of a majority of the MLB League Championship playoff games being broadcast on FS1 instead of FOX. Partially offsetting these decreases, for the nine months ended March 31, 2015, were higher political advertising revenues related to the 2014 mid-term elections and higher rates for the broadcast of the National Football League (“NFL”) regular season. Affiliate fee revenues increased as a result of higher pricing for retransmission consent revenues for the three and nine months ended March 31, 2015, as compared to the corresponding periods of fiscal 2014.

For the three and nine months ended March 31, 2015, Segment OIBDA at the Television segment decreased $147 million, or 51%, and $132 million, or 18%, respectively, as compared to the corresponding periods of fiscal 2014, primarily due to revenue decreases noted above partially offset by lower expenses of $203 million, or 16%, and $225 million, or 6%, respectively. Operating expenses decreased by approximately $190 million and $210 million for the three and nine months ended March 31, 2015 primarily due to the comparative effect of the broadcast of Super Bowl XLVIII in February 2014 partially offset by higher primetime programming costs at FOX as a result of original series such as Glee and Empire in fiscal 2015. Also contributing to the decrease in operating expenses for the nine months ended March 31, 2015 were lower sports rights fees, as a result of a majority of the MLB League Championship playoff games being broadcast on FS1 instead of FOX partially offset by the effect of the new NFL broadcast agreement.

Filmed Entertainment (33% and 29% of the Company’s consolidated revenues in the first nine months of fiscal 2015 and 2014, respectively)

For the three and nine months ended March 31, 2015, revenues at the Filmed Entertainment segment increased $110 million, or 5%, and $742 million, or 11%, respectively, as compared to the corresponding periods of fiscal 2014. These revenue increases were primarily due to higher worldwide theatrical, home entertainment and digital distribution revenues of motion picture productions partially offset by the effect of the disposition of Shine Group in December 2014 and lower network and syndication revenues from the licensing of television productions, including the effect of the series finale of How I Met Your Mother in fiscal 2014. Also partially offsetting these increases for the three months ended March 31, 2015 was the comparative effect of the digital distribution revenue from the licensing of on-line and mobile rights for various products led by the sale of series to Amazon, including 24 and The Americans, in fiscal 2014. The three months ended March 31, 2015 included the worldwide theatrical releases of Kingsman: The Secret Service, Taken 3 and Night at the Museum: Secret of the Tomb, as compared to the corresponding periods of fiscal 2014, which included the worldwide theatrical releases of Mr. Peabody and Sherman and The Secret Life of Walter Mitty. The nine months ended March 31, 2015 included the worldwide theatrical and home entertainment releases of Dawn of the Planet of the Apes and How to Train Your Dragon 2, as compared to the corresponding period of fiscal 2014, which included the worldwide theatrical and home entertainment releases of The Wolverine and Turbo.

For the three and nine months ended March 31, 2015, Segment OIBDA at the Filmed Entertainment segment increased $28 million, or 8%, and $157 million, or 15%, respectively, primarily due to the revenue increases noted above partially offset by higher expenses of $82 million, or 4%, and $585 million, or 10%, respectively, as compared to the corresponding periods of fiscal 2014. Operating expenses increased by approximately $105 million and $580 million for the three and nine months ended March 31, 2015, respectively, primarily due to higher motion picture production amortization, participations and marketing costs partially offset by the effect of the disposition of Shine Group in December 2014 and lower amortization related to television productions.

In December 2014, the Company contributed its interests in Shine Group into Endemol Shine Group, a joint venture. For the three and nine months ended March 31, 2015, revenues related to the Shine Group decreased approximately $165 million and $275 million, respectively, as compared to the corresponding periods of fiscal 2014.

Direct Broadcast Satellite Television (9% and 19% of the Company’s consolidated revenues in the first nine months of fiscal 2015 and 2014, respectively)

In November 2014, the Company sold its interests in Sky Italia and Sky Deutschland.

For the nine months ended March 31, 2015, revenues at the DBS segment decreased $2,325 million, or 52%, as compared to the corresponding period of fiscal 2014. For the nine months ended March 31, 2015, Segment OIBDA at the DBS segment decreased $44 million, or 16%, as compared to the corresponding period of fiscal 2014.

Other, Corporate and Eliminations ((4)% of the Company’s consolidated revenues in the first nine months of fiscal 2015 and 2014)

For the three months ended March 31, 2015, the change in revenues at the Other, Corporate and Eliminations segment, as compared to the corresponding period of fiscal 2014, was primarily due to corporate eliminations. For the nine months ended March

31, 2015, revenues at the Other, Corporate and Eliminations segment remained constant, as compared to the corresponding period of fiscal 2014.

For the three months ended March 31, 2015, the increase in Segment OIBDA results at the Other, Corporate and Eliminations segment, as compared to the corresponding period of fiscal 2014, was primarily due to lower compensation expenses. For the nine months ended March 31, 2015, the increase in Segment OIBDA results at the Other, Corporate and Eliminations segment, as compared to the corresponding period of fiscal 2014, was primarily due to corporate eliminations.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has a five-year unused $2 billion revolving credit facility, which expires in May 2017, and has access to various film co-production alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of March 31, 2015, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television productions.

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

Sources and Uses of Cash

Net cash provided by operating activities for the nine months ended March 31, 2015 and 2014 was as follows (in millions):

For the nine months ended March 31,	2015	2014
Net cash provided by operating activities from continuing operations	$2,623	$1,581

The increase in net cash provided by operating activities during the nine months ended March 31, 2015, as compared to the corresponding period of fiscal 2014, primarily reflects lower tax payments and, at the Filmed Entertainment segment, higher worldwide theatrical receipts and lower production spending. These improvements were partially offset by an increase in rights payments, primarily for sports, at the Television segment and the absence of cash flows due to the sale of the DBS businesses in November 2014.

Net cash provided by (used in) investing activities for the nine months ended March 31, 2015 and 2014 was as follows (in millions):

For the nine months ended March 31,	2015	2014
Net cash provided by (used in) investing activities from continuing operations	$6,987	$(1,008)

The increase in net cash provided by (used in) investing activities during the nine months ended March 31, 2015, as compared to the corresponding period of fiscal 2014, was primarily due to the cash proceeds from the sale of the DBS businesses in November 2014 partially offset by the Company’s participation in Sky’s equity offering in July 2014.

Net cash used in financing activities for the nine months ended March 31, 2015 and 2014 was as follows (in millions):

For the nine months ended March 31,	2015	2014
Net cash used in financing activities from continuing operations	$(5,519)	$(2,371)

The increase in net cash used in financing activities during the nine months ended March 31, 2015, as compared to the corresponding period of fiscal 2014, was primarily due to additional cash used for share repurchases and for repayments on net borrowings. Also contributing to this increase was cash used in connection with the Company’s acquisition of Sky’s 21% noncontrolling interest in NGC International.

In August 2014, the Company announced that the Board approved an additional $6 billion authorization, excluding commissions, to the Company’s stock repurchase program for the repurchase of Class A Common Stock. The Company intends to complete this stock repurchase program by August 2015.

Debt Instruments

The following table summarizes cash from borrowings and cash used in repayment of borrowings for the nine months ended March 31, 2015 and 2014.

	For the nine months ended March 31,
	2015	2014
	(in millions)
Borrowings:
Notes due September 2024 and due September 2044(a)	$1,191	$-
Notes due September 2023 and due September 2043	-	987
Bank loans(b)	1,343	-

Total borrowings	$2,534	$987

Repayment of borrowings:
A$ Notes due February 2014	$-	$(134)
Notes due December 2014(a)	(750)	-
Bank loans(b)	(1,424)	(8)

Total repayment of borrowings	$(2,174)	$(142)

(a)	See Note 9 – Borrowings to the accompanying Unaudited Consolidated Financial Statements for further discussion.
(b)

The fiscal 2015 activity includes the effect of the amendment to the YES Network credit agreement (See Note 9 – Borrowings to the accompanying Unaudited Consolidated Financial Statements for further discussion).

Ratings of the public debt

The table below summarizes the Company’s credit ratings as of March 31, 2015.

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

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of March 31, 2015.

	As of March 31, 2015
	Payments due by period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Contracts for capital expenditure	$19	$19	$-	$-	$-
Operating leases and service agreements
Land and buildings	1,462	229	426	378	429
Other	518	102	166	112	138
Other commitments
Borrowings	19,049	227	505	2,739	15,578
Sports programming rights	49,324	4,614	9,675	8,727	26,308
Entertainment programming rights	2,727	982	1,085	488	172
Other commitments and contractual obligations	3,349	669	1,556	386	738

Total commitments, borrowings and contractual obligations	$76,448	$6,842	$13,413	$12,830	$43,363

Operating leases and service agreements

Operating leases and service agreements primarily include agreements for office facilities, equipment, transponder service agreements and microwave transmitters used to carry broadcast signals. The leases, which are classified as operating leases, expire at certain dates through fiscal 2050. Included in the total amounts committed of $1.5 billion, are approximately $290 million for office facilities that have been sub-leased to News Corp.

Sports programming rights

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

Under the Company’s contract with the ICC, remaining future minimum payments for programming rights to broadcast international cricket matches and series are payable over the remaining term of the contract through 2023. In connection with the agreement with the ICC, the Company was required to obtain a bank guarantee covering its programming rights obligation.

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

Guarantees

The Company’s guarantees as of March 31, 2015 and June 30, 2014 were $967 million and $724 million, respectively. The increase from June 30, 2014 was primarily due to the Company obtaining a bank guarantee covering its programming rights obligation in connection with the agreement with the ICC.

Contingencies

Equity purchase arrangements that are exercisable by the counter-party to the agreement, and that are outside the sole control of the Company, are accounted for in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity.” Accordingly, the fair values of such equity purchase arrangements are classified in Redeemable noncontrolling interests. Other than the arrangements classified in Redeemable noncontrolling interests, the Company is party to several other purchase and sale arrangements which become exercisable at various points in time. However, these arrangements are currently either not exercisable in the next twelve months or are not material.

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

The following sections provide quantitative and qualitative information on the Company’s exposure to foreign currency exchange rate risk, interest rate risk and stock price risk. The Company makes use of sensitivity analyses that are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.

Foreign Currency Exchange Rates

Historically, the Company conducted its operations in two principal currencies: the U.S. dollar and the Euro. The operations of Sky Italia and Sky Deutschland both utilized the Euro as their functional currency and constituted a significant portion of the Company’s European operations. In November 2014, the Company sold its ownership interests in Sky Italia and Sky Deutschland (See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements for further information). The U.S. dollar is the functional currency of the Company’s U.S. operations and continues to be the principal currency in which the Company conducts its operations. For operations outside the U.S., the respective local currency is generally the functional currency. In most regions where the Company operates, the net earnings of wholly owned subsidiaries are reinvested locally and working capital requirements are met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, draw downs in the appropriate local currency are available from intercompany borrowings. The Company uses foreign currency forward contracts primarily to hedge certain exposures to foreign currency exchange rate risks associated with revenues, the cost of producing or acquiring films and television programming as well as its investment in certain foreign operations and equity method investments. Information on the derivative financial instruments with exposure to foreign currency exchange rate risk is presented below:

	As of March 31, 2015	As of June 30, 2014
	(in millions)
Notional Amount (Foreign currency purchases and sales)
Foreign currency purchases	$324	$608
Foreign currency sales	796	90

Aggregate notional amount	$1,120	$698

Notional Amount (Hedge type)
Cash flow hedges	$799	$393
Net investment hedges	321	-
Economic hedges	-	305

Aggregate notional amount	$1,120	$698

Fair Value
Total fair value of financial instruments with foreign currency exchange rate risk: liability	$(15)	$(4)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted foreign currency exchange rates: loss	$(45)	$(35)

Interest Rates

The Company's current financing arrangements and facilities include approximately $17.5 billion of outstanding fixed-rate debt and approximately $1.6 billion of outstanding variable and fixed-rate bank debt (see Note 9 – Borrowings to the accompanying Unaudited Consolidated Financial Statements).  As of March 31, 2015, the notional amount of interest rate swap contracts outstanding was $260 million, and the fair value of the interest rate swap contracts outstanding was not material.

Fixed and variable rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable debt will impact interest expense, as well as the amount of cash required to service such debt. As of March 31, 2015, all of the Company's financial instruments with exposure to interest rate risk were denominated in U.S. dollars. Information on financial instruments with exposure to interest rate risk is presented below:

	As of March 31, 2015	As of June 30, 2014
	(in millions)
Fair Value
Total fair value of financial instruments with exposure to interest rate risk(a): liability	$(23,560)	$(22,698)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted interest rates: loss	$(877)	$(859)

(a)	The change in the fair values of the Company’s financial instruments with exposure to interest rate risk is primarily due to the changes in interest rates.

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity method affiliates. Information on the Company’s investments with exposure to stock price risk is presented below:

	As of March 31, 2015	As of June 30, 2014
	(in millions)
Fair Value
Total fair value of common stock investments	$9,921	$9,580

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted market prices: loss(a)	$(992)	$(958)

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

The Company’s receivables did not represent significant concentrations of credit risk as of March 31, 2015 or June 30, 2014 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of March 31, 2015, the Company did not anticipate nonperformance by any of the counterparties.

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For example, our business activities in Venezuela operate in a highly inflationary economy. In February 2015, the Venezuelan government introduced a new foreign currency exchange system called the Marginal Currency System (“SIMADI”). Accordingly, the Company has remeasured all its Venezuelan Bolivar denominated net monetary assets at the devalued SIMADI exchange rate. The Company had previously used the Supplementary Foreign Currency Administration System (“SICAD 2”) rate. During the fourth quarter of fiscal 2014, we remeasured all our Bolivar denominated net monetary assets at the SICAD 2 exchange rate resulting in a devaluation loss of approximately $100 million for fiscal 2014. The Venezuelan government may issue more regulations or take other steps that might introduce significant uncertainty regarding the exchange rate that we can access to convert our Venezuelan Bolivar denominated monetary assets to U.S. dollars. Such measures can also affect our decision on which exchange rate(s) to use for financial reporting purposes. In addition, other countries where we have operations, including in Latin America, may be determined in the future to be highly inflationary economies, requiring special accounting and financial reporting treatment for such operations.

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

Certain of our directors and executive officers own shares of News Corp’s common stock, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, certain of our officers and directors also serve as officers and/or as directors of News Corp, including our Chairman and Chief Executive Officer K. Rupert Murdoch, who serves as News Corp’s Executive Chairman and our Co-Chairman Lachlan K. Murdoch, who serves as News Corp’s Co-Chairman. This ownership or service to both companies may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for News Corp and us.

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

The remaining authorized amount under the Company’s stock repurchase program as of March 31, 2015, excluding commissions, was approximately $1.8 billion.

The program may be modified, extended, suspended or discontinued at any time.

Below is a summary of the Company’s purchases of its Class A Common Stock during the three months ended March 31, 2015:

	Total number of shares purchased	Average price per share	Total cost of purchase
			(in millions)
January	5,650,391	$35.57	$201
February	20,909,704	34.63	724
March	32,585,064	34.65	1,129

Total	59,145,159		$2,054

The Company did not purchase any of its Class B Common Stock during the three months ended March 31, 2015.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS
(a)	Exhibits.

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2015 and 2014; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2015 and 2014; (iii) Consolidated Balance Sheets as of March 31, 2015 (unaudited) and June 30, 2014 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 2015 and 2014; and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWENTY-FIRST CENTURY FOX, INC.
(Registrant)

By:	/s/ John P. Nallen
John P. Nallen
Senior Executive Vice President and
Chief Financial Officer

Date: May 6, 2015