Form 10-K
period 2015-06-30
TWENTY-FIRST CENTURY FOX, INC.
filed 2015-08-13
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

As of December 31, 2014, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $50,798,965,818, based upon the closing price of $38.41 per share as quoted on the NASDAQ Stock Market on that date, and the aggregate market value of the registrant’s Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $17,950,963,365, based upon the closing price of $36.89 per share as quoted on the NASDAQ Stock Market on that date.

As of August 7, 2015, 1,220,939,959 shares of Class A Common Stock and 798,520,953 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Twenty-First Century Fox, Inc. definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of Twenty-First Century Fox, Inc.’s fiscal year end.

PART I

ITEM 1.	BUSINESS

Background

Twenty-First Century Fox, Inc. (formerly known as News Corporation), a Delaware corporation, is a diversified global media and entertainment company with operations in the following segments: (i) Cable Network Programming; (ii) Television; (iii) Filmed Entertainment; and (iv) Other, Corporate and Eliminations. The activities of Twenty-First Century Fox, Inc. are conducted principally in the United States, the United Kingdom, Continental Europe, Asia and Latin America. For financial information regarding Twenty-First Century Fox, Inc.’s segments and operations in geographic areas, see “Item 8. Financial Statements and Supplementary Data.” Unless otherwise indicated, references in this Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the “Annual Report”) to “we,” “us,” “our,” “21st Century Fox,” “Twenty-First Century Fox” or the “Company” means Twenty-First Century Fox, Inc. and its subsidiaries.

On November 12, 2014, the Company sold its 100% and 57% ownership stakes in Sky Italia and Sky Deutschland AG (“Sky Deutschland”), respectively, to British Sky Broadcasting Group plc (subsequently renamed Sky plc (“Sky”)) for approximately $8.8 billion in value comprised of approximately $8.2 billion in cash received, net of $650 million of cash paid to acquire Sky’s 21% interest in NGC Network International LLC (“NGCI”) and NGC Network Latin America LLC (“NGCLA” and together with NGCI, “NGC International”), increasing the Company’s ownership stake in NGC International to 73%. In connection with this transaction, the Company participated in Sky’s equity offering in July 2014 by purchasing additional shares in Sky for approximately $900 million and maintained the Company’s 39% ownership interest. As a result of the transaction, Sky Italia and Sky Deutschland ceased to be consolidated subsidiaries of the Company. Following the sale of the Direct Broadcast Satellite Television (“DBS”) businesses, the Company continues to report in five segments for comparative purposes, and there is no future activity in the DBS segment.

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

In connection with the Separation, the Company and News Corp entered into a separation and distribution agreement (the “Separation and Distribution Agreement”) and certain other related agreements, pursuant to which the Company has agreed to indemnify News Corp and News Corp has agreed to indemnify the Company for certain liabilities. In addition, the Company and News Corp agreed in the Separation and Distribution Agreement that the Company will indemnify News Corp for payments made after the Separation arising out of civil claims and investigations relating to phone hacking, illegal data access and inappropriate payments to public officials at The News of the World and The Sun, publications of a News Corp subsidiary, and related matters, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp.

The Company’s fiscal year ends on June 30 of each year. Through its predecessor, the Company was incorporated in 1979 under the Company Act 1961 of South Australia, Australia. At June 30, 2015, the Company had approximately 20,500 full-time employees. The Company’s principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036 and its telephone number is (212) 852-7000. The Company’s website is www.21cf.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, through the Company’s website as soon as reasonably practicable after the material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). Such reports may also be obtained without charge from the Company, and paper copies of any exhibits to such reports are also available for a reasonable fee per page charge to the requesting stockholder. Any materials that the Company filed with the SEC also may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

Special Note Regarding Forward-Looking Statements

This document and the documents incorporated by reference into this Annual Report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain statements that constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other factors is set forth under the heading “Item 1A. Risk Factors” in this Annual Report. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the Consolidated Financial Statements of Twenty-First Century Fox and related notes set forth elsewhere in this Annual Report.

BUSINESS OVERVIEW

The Company is a diversified global media and entertainment company, which manages and reports its businesses in the segments described below.

Cable Network Programming

The Company produces and licenses news, business news, sports, general entertainment, factual entertainment and movie programming for distribution primarily through cable television systems, direct broadcast satellite operators, telecommunications companies and online video distributors in the United States and internationally.

FOX News and Fox Business Network. FOX News owns and operates the FOX News Channel, the top rated 24/7 all news national cable channel currently available in approximately 94 million U.S. households according to Nielsen Media Research, as well as the FOX Business Network which is currently available in nearly 84 million U.S. households.

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

FSN. Fox Sports Net, Inc. (“FSN, Inc.”) is the largest regional sports network (“RSN”) programmer in the United States, focusing on live professional and major collegiate home team sports events. FSN, Inc.’s sports programming business currently consists primarily of ownership interests in 15 RSNs and numerous sub-regional feeds (the “FSN RSNs”) and National Sports Programming, which operates FSN (“FSN”), a national sports programming service. FSN is affiliated with an additional five RSNs that are not owned by FSN, Inc. (the “FSN Affiliated RSNs”). FSN provides the FSN RSNs and the FSN Affiliated RSNs with national sports programming, featuring original and licensed sports-related programming, as well as live and replay sporting events. In the aggregate, the FSN RSNs and the FSN Affiliated RSNs currently have approximately 89 million subscribers and have rights to telecast live games of 51 of 81 U.S. professional sports teams in Major League Baseball (“MLB”), the National Basketball Association and the National Hockey League; collegiate conferences; and numerous college and high school sports teams.

Fox Sports 1. Fox Sports 1 is a multi-sport national cable network. During calendar year 2015, Fox Sports 1 will feature over 850 live events, including college football and basketball, UEFA Champions League and the Fédération Internationale de Football Association (“FIFA”) World Cup events, National Association of Stock Car Auto Racing (“NASCAR”), United States Golf Association (“USGA”) events and Ultimate Fighting Championship (“UFC”), as well as regular season and post-season MLB games. In addition to live events, Fox Sports 1 features a nightly multi-hour live national sports news show, Fox Sports Live, an afternoon multi-sport news and highlight show, America’s Pregame Show, original and documentary programming and daily studio programming.

Fox Sports 2. Fox Sports 2 is a multi-sports national cable network featuring live events from the UFC and NASCAR, along with college basketball, rugby, Australian Football League, world-class soccer and motorsports programming. During calendar year 2015, Fox Sports 2 expects to feature over 500 live events.

Fox Sports Racing. In February 2014, SPEED became Fox Sports Racing. Fox Sports Racing is a 24-hour programming service consisting of motorsports programming, including NASCAR races, events and original programming (with exclusive coverage of the NASCAR Camping World Truck Series), The 24 Hours of Le Mans, AMA Supercross, Monster Jam and MotoGP. Fox Sports Racing is distributed to subscribers in Canada and the Caribbean. Fox Sports Racing is also distributed by Foxtel in Australia.

Fox College Sports. Fox College Sports consists of three regionally-aligned networks, FCS Pacific, FCS Central and FCS Atlantic. Fox College Sports provides live and delayed collegiate events from a variety of collegiate conferences, coaches’ shows and collegiate highlight and magazine-format programming from the FSN RSNs across the country.

Fox Soccer Plus. Fox Soccer Plus is a premium cable network showcasing over 400 exclusive live soccer and rugby competitions. Soccer events include matches from the UEFA Champions League and FA Cup. Rugby coverage includes matches from the Heineken Cup, Aviva Premiership and the National Rugby League.

Big Ten Network. The Company owns an approximate 51% interest in the Big Ten Network (“BTN”), a 24-hour national programming service dedicated to the collegiate Big Ten Conference and Big Ten athletics, academics and related programming, and Big Ten Network HD, a 24-hour national programming service produced and distributed in HD.

FX. Currently reaching close to 100 million U.S. households according to Nielsen Media Research, FX Networks, LLC (“FX”) is a general entertainment network that telecasts a large roster of original series, as well as acquired television series and motion pictures. FX’s lineup for the 2015-2016 season includes the critically acclaimed Fargo, American Horror Story, The Americans, The Strain and Tyrant, as well as the first seasons of American Crime Story, Taboo and The Bastard Executioner. Also included in the 2015-2016 season line-up are comedies Archer, Louie, and Married, and the premiere seasons of Baskets and Sex&Drugs&Rock&Roll. FX televises acquired series including Two and a Half Men, Anger Management and Mike and Molly, and showcases the television premieres of theatrical motion pictures, which in the 2015-2016 season will include Gravity, Iron Man 3, The Heat, Thor 2, The Wolf of Wall Street, Man of Steel, Despicable Me 2 and Fast & Furious 6, among others. The Company also produces and distributes FX HD, FXX HD and FXM HD, 24-hour national programming services produced and distributed in high definition (“HD”).

FXX. FXX is a general entertainment channel aimed primarily at young adults. FXX’s line-up includes the comedy series It’s Always Sunny in Philadelphia, Man Seeking Woman, The League and You’re the Worst. FXX also has the exclusive cable rights to air all 574 episodes of The Simpsons. In addition, FXX will showcase the television premieres of an extensive slate of theatrical motion pictures including World War Z, The Wolverine, Best Man’s Holiday, The Croods, Ride Along and Lone Survivor.

FXM. FXM splits its programming into two day parts. From 3AM to 3PM, the network airs films from the historic library of Twentieth Century Fox, uncut and commercial free. From 3PM to 3AM, the network utilizes FX’s roster of box office blockbuster modern day films. Also featured throughout both day parts are documentaries and original series that explore the moviemaking process from script to screen. During the 2015-2016 season, FXM will showcase the television premieres of several theatrical motion pictures, including American Hustle, among others.

National Geographic U.S. The National Geographic Channels air non-fiction, scripted and documentary programming on such topics as natural history, adventure, science, exploration and culture. The Company holds an approximate 70% interest in NGC Network US LLC, which produces and distributes the National Geographic Channel, National Geographic Channel HD, Nat Geo Wild, Nat Geo Wild HD and Nat Geo Mundo in the United States, with NGT, LLC, a subsidiary of the National Geographic Society, holding the remaining interest. National Geographic Channel and National Geographic Channel HD currently reach more than 90 million households in the United States, Nat Geo Wild and Nat Geo Wild HD reach more than 58 million households in the United States and Nat Geo Mundo reaches more than 3 million Hispanic households in the United States according to Nielsen Media Research.

Internet Distribution. The Company also distributes programming through its network-branded websites and applications and licenses programming for distribution through the websites and applications of cable television systems, direct broadcast satellite operators, telecommunications companies and online video distributors. The Company’s websites and applications provide live and/or on-demand streaming of network-related programming, and currently include FoxSportsgo.com and the application Fox Sports Go, BTN2Go.com and the application BTN2Go, and FXnetworks.com and the application FXNow, which offer all prior season episodes of The Simpsons in an immersive interactive area of the website and application called “Simpsons World.”

trueX media inc. In February 2015, the Company acquired trueX media inc., a video advertising company specializing in consumer engagement and on-demand marketing campaigns.

Fox International Channels (“FIC”). FIC operates, develops and distributes primarily factual, sports, lifestyle, movie and general entertainment channels in various countries in Europe, Latin America, Africa, the Middle East and Asia, including the Fox Channel, Fox Life (which is also distributed in the United States), FX, Fox Crime, FOX Traveller, the Voyage Channel, Fox Sports, STAR World, STAR Movies (also known as Fox Movies Premium in certain countries) and Chinese language television programming targeted at Chinese-speaking audiences in Asia. These channels are distributed either in HD or in standard definition (“SD”) or in certain cases, in both HD and SD.

The Company acquired the 21% interest in NGC International held by Sky in connection with the sale of the DBS businesses to Sky. As a result, the Company owns an approximate 73% interest in NGC International, with NGT, LLC holding an approximate 27% interest. NGC International produces the National Geographic Channel, the National Geographic Channel HD, the Nat Geo Adventure channel (in both HD and SD), the Nat Geo Wild channel (in both HD and SD) and the Nat Geo Music channel for distribution in various international markets. The National Geographic Channel is currently shown in approximately 45 languages and in approximately 170 countries internationally, including the United States.

FIC distributes in Latin America basic television channels and, except in Brazil, 10 premium pay television channels including Fox 1, Fox 1 HD, Fox Action, Fox Action HD, Fox Family, Fox Family HD, Fox Movies, Fox Movies HD, Fox Classics and Fox Cinema (formerly under the “Moviecity” brand). Such premium channels primarily feature theatrical motion pictures of Twentieth Century Fox and three other studios dubbed in Spanish and/or in the English language with Spanish subtitles.

FIC owns a 50.1% equity interest in Elite Sports Limited, a company that owns and distributes Baby TV, a 24-hour channel dedicated to infants and toddlers under three years old. The Baby TV channel is currently shown in more than 100 countries, including the United States.

FIC owns a controlling 51% ownership stake in Eredivisie Media & Marketing CV (“EMM”), a media company that holds the collective media and sponsorship rights of the Dutch Premier League. The remaining 49% of EMM is primarily owned by the Dutch Premier League and the global TV production company Endemol Shine Group in which the Company owns a 50% interest.

FIC operates Fox Pan American Sports LLC, doing business as Fox Sports Latin America (“FSLA”), an international sports programming and production entity. FSLA owns and operates the Fox Sports networks in Latin America, which are comprised of Spanish-language sports networks that are distributed to subscribers in Mexico and certain Caribbean and Central and South American countries, as well as Fox Sports Brazil, a Portuguese-language sports network specifically geared to the Brazilian audience. The Company also owns 100% of Fox Deportes, a Spanish-language sports programming service distributed in the United States. Fox Deportes has more than 2,100 hours of live and exclusive programming, including exclusive coverage of premiere soccer matches (such as UEFA Champions League, Major League Soccer (“MLS”) and Bundesliga), UFC events, National Football League (the “NFL”) post-season games and MLB, including All-Star, ALCS and World Series games. In addition to live events, Fox Deportes also features multi-sport news and highlight shows and daily studio programming, including Central FOX, La Ultima Palabra and FOX Deportes en Vivo. Fox Deportes reaches more than 21 million cable and satellite households in the United States, of which more than 6.1 million are Hispanic.

In June 2015, FIC agreed to sell its 50% interest in MundoFox Broadcasting LLC to RCN MF Holdings, Inc. (“RCN”) and certain of RCN’s affiliates. MundoFox Broadcasting LLC is a Latin American television network and production company which owns MundoFox, a Spanish-language broadcast television network targeted at the U.S. Hispanic market. As of July 2015, FIC ceased to own any interest in MundoFox Broadcasting LLC or MundoFox.

The Company owns 100% of Fox Sports Asia (formerly ESPN STAR Sports), a leading sports broadcaster in Asia which operates approximately 20 channels in different languages.

STAR India. STAR India develops, produces and broadcasts 51 channels in seven languages, which are distributed primarily via satellite to local cable, internet protocol television (“IPTV”) and direct-to-home (“DTH”) operators for distribution throughout Asia, the United Kingdom, Continental Europe, North America and parts of Africa to their subscribers. STAR India’s channels include the flagship Hindi general entertainment channels STAR Plus and Life OK, the Hindi movie channels Star Gold and Movies OK, the English general entertainment channels Star World, Star World Premier HD, FX, the English movie channels Star Movies and Star Movies Action, the Bengali general entertainment channel STAR Jalsha, the Bengali movie channel Jalsha Movies, the Marathi general entertainment channel STAR Pravah, the South Indian languages general entertainment channels Asianet, Asianet Movies, Suvarna, Suvarna Plus and Vijay TV, and eight STAR Sports channels. STAR India’s primary sources of programming for its channels include original programming produced, commissioned or acquired by STAR India. STAR India also owns extensive film and television program libraries in the following languages: Hindi, Malayalam, Kannada, Telegu, Tamil, Bengali, Marathi and English.

STAR India has acquired media rights for BCCI Domestic and International Cricket Series matches in India through 2018, International Cricket Council matches through 2023, the England and Wales Cricket Board matches through 2017, Cricket Australia matches through 2017, Federation International De Hockey through 2022, Wimbledon through 2022 and Bundesliga through 2020. In addition, STAR India has acquired digital rights for Indian Premier League through 2017. In September 2014, STAR India acquired a 35% minority stake in Football Sports Development Limited, a joint venture with IMG-Reliance to launch the Indian Super League, a professional soccer league. In March 2015, STAR India, in association with its affiliate, acquired a 74% majority stake in Mashal Sports Private Limited in March 2015, for the operation of the Pro Kabaddi League.

In January 2015, STAR India, launched hotstar, its new mobile and online entertainment destination for television shows, movies and sports content, which achieved 20 million downloads in four months.

In February 2015, STAR India entered into an agreement to acquire the broadcast business of MAA Television Network Limited, an entity in India that broadcasts and operates Telugu language entertainment channels. The acquisition is subject to customary closing conditions, including regulatory approvals. The transaction is expected to close before December 31, 2015.

Middle East. The Company has an approximate 19% interest in Rotana Holding FZ-LLC (“Rotana”), a diversified media company in the Middle East and North Africa. The Company also has an approximate 39.2% interest in Moby Group Holdings Limited (“MGH”). MGH operates television, radio, production and other media businesses in Afghanistan and elsewhere in the Middle East and Central and South Asia.

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

Sports programming operations. A number of basic and pay television programming services, such as ESPN and NBC Sports Network, as well as free-to-air stations and broadcast networks, provide programming that also targets Fox Sports 1, Fox Sports 2, BTN and the FSN RSNs’ respective audience. On a national level, the primary competitors to Fox Sports 1, Fox Sports 2 and FSN are ESPN, ESPN2, NBC Sports Network, Golf Channel and league-owned networks such as NFL Network, NHL Network, NBA TV and MLB Network. In regional markets, the FSN RSNs and BTN compete with other regional sports networks, including those operated by team owners, cable television systems, local broadcast television stations and other sports programming providers and distributors. Fox Sports 1, Fox Sports 2 and FSN also face competition online from Major League Baseball Advanced Media, Yahoo Sports, ESPN.com, NBCSports.com and CBSSports.com, among others.

In addition, Fox Sports 1, Fox Sports 2, BTN, the FSN RSNs and FSN compete, to varying degrees, for sports programming rights. The FSN RSNs compete for local and regional rights with local broadcast television stations, other local and regional sports networks, including sports networks launched by team owners, and distribution outlets, such as cable television systems. Fox Sports 1, Fox Sports 2, BTN and FSN compete for national rights principally with a number of national cable and broadcast services that specialize in or carry sports programming, including sports networks launched by the leagues and conferences, and television “superstations” that distribute sports. Independent syndicators also compete by acquiring and reselling such rights nationally, regionally and locally. Distribution outlets, such as cable television systems, sometimes contract directly with the sports teams in their service area for the right to distribute a number of those teams’ games on their systems. In certain markets, the owners of distribution outlets, such as cable television systems, also own one or more of the professional teams in the region, increasing their ability to launch competing networks and also limiting the professional sports rights available for acquisition by FSN RSNs.

FX and FXX. FX and FXX face competition from a number of basic cable and pay television programming services, such as USA Network (“USA”), TNT, Spike TV, Home Box Office, Inc. (“HBO”) and Showtime Networks (“Showtime”), as well as free-to-air broadcast networks and Internet subscription and rental services such as Netflix and Amazon, that provide programming that targets the same viewing audience as FX and FXX. FX and FXX also face competition from these programming services in the acquisition of distribution rights to movie and series programming.

National Geographic U.S. National Geographic Channel and Nat Geo Wild face competition for viewers and advertising from a number of basic cable and broadcast television channels, such as Discovery Channel, History, Animal Planet, Travel Channel, Science, H2, American Heroes Channel, FYI and Tru TV, as well as free-to-air broadcast networks and sports, news and general entertainment networks which have acquired or produced competing programming.

FIC. Internationally, the Company’s cable businesses compete with various local and foreign television services providers and distribution networks for audiences, advertising, content acquisition and distribution platforms.

STAR India. In India, the pay television broadcasting industry has several participants, and STAR India’s channels compete with both pay and free-to-air channels since they are delivered by common cable, direct-to-home and IPTV. STAR India also competes in India to acquire Hindi and other Indian languages film and programming rights, and internationally for English film and programming rights.

Television

The Company is engaged in the operation of broadcast television stations and the broadcasting of network programming in the United States.

Fox Television Stations

Fox Television Stations, LLC (“Fox Television Stations”) owns and operates 28 full power stations, including stations located in nine of the top ten largest designated market areas (“DMAs”). Fox Television Stations owns and operates duopolies in 11 DMAs, including the three largest DMAs, New York, Los Angeles and Chicago.

Of the 28 full power stations, 17 stations are affiliates of FOX (“FOX Affiliates”). For a description of the programming offered to FOX Affiliates, see “—FOX Broadcasting Company.” In addition, Fox Television Stations owns and operates 10 stations broadcasting programming from Master Distribution Service, Inc. (“MyNetworkTV”).

The following table lists certain information about each of the television stations owned and operated by Fox Television Stations. Unless otherwise noted, all stations are FOX Affiliates.

Fox Television Stations

	DMA/Rank	Station		Digital Channel		Type	Percentage of U.S. Television Households Reached (a)
New York, NY	1	WNYW		44	(5)	UHF	6.5%
		WWOR	(b)	38	(9)	UHF
Los Angeles, CA	2	KTTV		11	(11)	VHF	4.9%
		KCOP	(b)	13	(13)	VHF
Chicago, IL	3	WFLD		31	(32)	UHF	3.1%
		WPWR	(b)	51	(50)	UHF
Philadelphia, PA	4	WTXF		42	(29)	UHF	2.6%
Dallas, TX	5	KDFW		35	(4)	UHF	2.3%
		KDFI	(b)	36	(27)	UHF
San Francisco, CA	6	KTVU		44	(2)	UHF	2.2%
		KICU	(c)	36	(36)	UHF
Washington, DC	8	WTTG		36	(5)	UHF	2.1%
		WDCA	(b)	35	(20)	UHF
Atlanta, GA	9	WAGA		27	(5)	UHF	2.1%
Houston, TX	10	KRIV		26	(26)	UHF	2.0%
		KTXH	(b)	19	(20)	UHF
Phoenix, AZ	11	KSAZ		10	(10)	VHF	1.6%
		KUTP	(b)	26	(45)	UHF
Detroit, MI	12	WJBK		7	(2)	VHF	1.6%
Tampa, FL	13	WTVT		12	(13)	VHF	1.6%
Minneapolis, MN(d)	15	KMSP		9	(9)	VHF	1.5%
		WFTC	(b)	29	(29)	UHF
Orlando, FL	18	WOFL		22	(35)	UHF	1.3%
		WRBW	(b)	41	(65)	UHF
Charlotte, NC	24	WJZY		47	(46)	UHF	1.0%
		WMYT	(b)	39	(55)	UHF
Austin, TX	39	KTBC		7	(7)	VHF	0.6%
Gainesville, FL	162	WOGX		31	(51)	UHF	0.1%
TOTAL							37.1%

Source: Nielsen Media Research, January 2015

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

(b)	MyNetworkTV licensee station.
(c)	Independent station.
(d)

The Company also owns and operates full power station KFTC, Channel 26, Bemidji, MN as a satellite station of WFTC, Channel 29, Minneapolis, MN. Station KFTC is in addition to the 28 full power stations described in this section.

FOX Broadcasting Company (“FOX”)

FOX has 207 FOX Affiliates, including 17 stations owned and operated by the Company, which reach approximately 99% of all U.S. television households. In general, each week FOX regularly delivers to its affiliates 15 hours of prime-time programming and 60 minutes of late-night programming on Saturday. FOX’s prime-time entertainment programming features such series as New Girl, Empire, Last Man on Earth, Brooklyn Nine-Nine and The Simpsons; unscripted series such as American Idol, Hell’s Kitchen and So You Think You Can Dance; event series such as Wayward Pines; and various specials. In addition, a significant component of FOX’s programming consists of sports programming, with FOX providing to its affiliates live coverage (including post-season) of the National Football Conference of the NFL and MLB, as well as live coverage of the Sprint Cup Series of the NASCAR, USGA golf events (including the men’s U.S. Open), college football and basketball, UFC and international soccer, including, FIFA World Cup events. FOX also airs a two-hour block of direct response programming on Saturday mornings provided by Worldlink Ventures (“Worldlink”), a media sales firm. FOX’s agreement with Worldlink extends through the 2015-2016 broadcast season.

FOX’s prime-time line-up is intended to appeal primarily to target audiences of 18 to 49-year old adults, the demographic group that advertisers seek to reach most often, with an emphasis on the difficult to reach 18 to 34-year old adult demographic coveted by advertisers. During the 2014-2015 traditional September to May broadcast season, FOX ranked second among adults ages 18 to 34 (tied with ABC Television Network (“ABC”)) (based on Live+7 ratings). FOX ranked second in prime-time programming among teens ages 12 to 17 (tied with NBC broadcast network (“NBC”) and CBS Television Network (“CBS”)) (based on Live+7 ratings). FOX has ranked first among adults ages 18 to 34 for 12 out of the past 13 years (2002-2003 to 2014-2015) and FOX has ranked first among teens ages 12 to 17 for 14 of the past 15 years (2000-2001 to 2014-2015). FOX’s Empire was the broadcast season’s top-ranked broadcast entertainment program among adults ages 18 to 49. Empire was broadcast television’s highest-rated drama among adults 18 to 49 since the 2007-2008 season and highest-rated freshman series among adults 18 to 49 since 2004-2005. Inclusive of all telecasts, the median age of the FOX viewer is 48 years, as compared to 53 years for both ABC and NBC and 58 years for CBS. Excluding all sports and repeat programming, the median age of the FOX viewer is 47 years, as compared to 53 years for ABC, 54 years for NBC, and 59 years for CBS.

FOX obtains programming from major television studios and independent television production companies pursuant to license agreements. The terms of those agreements generally provide FOX with the right to broadcast a television series for a minimum of four seasons.

National sports programming is obtained through license agreements with professional or collegiate sports leagues or organizations. FOX’s current licenses with the NFL, MLB, college football and basketball conferences, NASCAR, FIFA, USGA and UFC are secured by long-term agreements.

FOX provides programming to the FOX Affiliates in accordance with affiliation agreements of varying durations, which grant to each affiliate the right to broadcast network television programming on the affiliated station. Such agreements typically run three or more years and have staggered expiration dates. These affiliation agreements require FOX Affiliates to carry FOX programming in all time periods in which FOX programming is offered to those affiliates, subject to certain exceptions stated in the affiliation agreements.

FOX also distributes programming through its network-branded website, FOX.com, and its FOXNOW application and licenses programming for distribution through the websites and applications of cable television systems, direct broadcast satellite operators, telecommunications companies and online video distributors.

MyNetworkTV

The programming distribution service, Master Distribution Service, Inc. (branded as MyNetworkTV), distributes two hours per night, Monday through Friday, of off-network programming from Twentieth Television and other third party syndicators to its licensee stations. As of June 30, 2015, MyNetworkTV had license and delivery agreements covering 187 stations, including 10 stations owned and operated by the Company, reaching approximately 97% of U.S. households.

Competition. The network television broadcasting business is highly competitive. FOX and MyNetworkTV compete for audiences, programming and advertising revenue with other broadcast networks, such as ABC, NBC, CBS and The CW Television Network, independent television stations, cable and direct broadcast satellite program services, cable television networks, as well as other media, including DVDs, Blu-rays, digital video recorders (“DVR”), video games, and Internet-delivered subscription and rental services. In addition, FOX and MyNetworkTV compete with other broadcast networks and programming distribution services to secure affiliations or station agreements with independently owned television stations in markets across the United States. ABC, NBC and CBS each broadcasts a significantly greater number of hours of programming than FOX and, accordingly, may be able to designate or change time periods in which programming is to be broadcast with greater flexibility than FOX. In addition, future technological developments may affect competition within the television marketplace.

Each of the stations owned and operated by Fox Television Stations also competes for advertising revenues with other television stations and radio and cable systems in its respective market area, along with other advertising media, such as newspapers, magazines, outdoor advertising, direct mail and Internet websites. All of the stations owned and operated by Fox Television Stations are located in highly competitive markets. Additional elements that are material to the competitive position of each of the television stations include management experience, authorized power and assigned frequency of that station. Competition for sales of broadcast advertising time is based primarily on the anticipated and actually delivered size and demographic characteristics of audiences as determined by various rating services, price, the time of day when the advertising is to be broadcast, competition from the other broadcast networks, cable television systems, DBS services and digital media and general economic conditions. Competition for audiences is based primarily on the selection of programming, the acceptance of which is dependent on the reaction of the viewing public, which is often difficult to predict.

Filmed Entertainment

The Company is engaged in the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide.

Motion Picture Production and Distribution

One of the world’s largest producers and distributors of motion pictures, Twentieth Century Fox Film (“TCFF”) produces, acquires and distributes motion pictures throughout the world under a variety of arrangements. During fiscal 2015, TCFF placed 25 motion pictures in general release in the United States. The motion pictures of TCFF are produced and/or distributed by the following units of TCFF: Twentieth Century Fox and Fox 2000, which produce and acquire motion pictures for mainstream audiences; Fox Searchlight Pictures, which produces and acquires specialized motion pictures; and Twentieth Century Fox Animation, which produces feature length animated motion pictures. In addition, Fox International Productions, Inc. co-produces, co-finances and acquires local-language motion pictures intended for distribution outside the United States. The motion pictures produced and/or distributed by TCFF in the United States and international territories in fiscal 2015 included Dawn of the Planet of the Apes, The Maze Runner, Gone Girl (together with New Regency), Kingsman: The Secret Service, Birdman: Or (The Unexpected Virtue of Ignorance) (together with New Regency), Wild and Me and Earl and the Dying Girl. TCFF has already released or currently plans to release approximately 25 motion pictures in the United States in fiscal 2016, including Fantastic Four, Maze Runner: The Scorch Trials, The Martian, The Peanuts Movie, Joy, Deadpool, X-Men: Apocalypse, Independence Day Resurgence, and He Named Me Malala. Pursuant to an agreement with Monarchy Enterprises Holdings B.V. (“MEH”), the parent company of New Regency in which the Company has a 20% interest, and certain of MEH’s subsidiaries, TCFF distributes certain New Regency films and all films co-financed by TCFF and New Regency in all media worldwide, excluding a number of international territories with respect to television rights. Among its fiscal 2016 releases, TCFF currently expects to distribute one New Regency film and one co-financed film.

The Company has an arrangement with DreamWorks Animation SKG, Inc. (“DWA”) to distribute new release animated motion pictures produced by DWA, as well as certain other library motion pictures and programming controlled by DWA, domestically and internationally in all media including theatrical, all home media formats and certain forms of television. Among TCFF’s fiscal 2016 releases, TCFF currently expects to distribute one DWA film.

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

Through Twentieth Century Fox Home Entertainment LLC and TCFF, the Company distributes motion pictures and other programming produced by units of TCFF, its affiliates and other producers in the United States, Canada and international markets in all home media formats, including the sale and rental of DVDs and Blu-rays. In fiscal 2015, the domestic home entertainment division released or re-released approximately 1,268 produced and acquired titles, including 25 new TCFF film releases, approximately 821 catalog titles and approximately 422 television and non-theatrical titles. In international markets, the Company distributed, produced and acquired titles both directly and through foreign distribution channels, with approximately 1,048 releases in fiscal 2015, including approximately 34 new TCFF film releases, approximately 704 catalog titles and approximately 310 television and non-theatrical releases. The Company enters into domestic and international license arrangements with third parties for distribution by electronic sell-through (“EST”), video-on-demand (“VOD”) and/or pay-per-view (“PPV”). Distribution on an EST basis enables consumers to acquire the right to retain programs on a permanent basis. The EST, VOD and PPV arrangements generally provide for license fees based on a percentage of the licensee’s gross receipts received from consumers and in some cases a guaranteed minimum fee per consumer transaction. In addition, these arrangements generally provide for a minimum number of scheduled PPV exhibitions per program and for continuous VOD availability of each program to consumers during a fixed period. In fiscal 2015, the Company continued its arrangement to distribute new release animated motion pictures produced by DWA as well as certain other catalog motion pictures and programming controlled by DWA. In fiscal 2015, the Company continued its worldwide home video distribution arrangement with Metro-Goldwyn-Mayer (“MGM”), releasing approximately 523 MGM home entertainment theatrical, catalog and television programs domestically and 523 internationally. The Company also continued its domestic home video distribution arrangements with Lions Gate Films Inc. (“Lions Gate”) (U.S. only) and Anchor Bay Entertainment, LLC (“Anchor Bay”) (U.S. and Canada), releasing approximately 1,677 Lions Gate home entertainment theatrical, catalog and television programs and approximately 621 Anchor Bay home entertainment theatrical, catalog and television programs. During fiscal 2015, the domestic home entertainment division released 512 Blu-ray titles, including 25 new TCFF film releases, 409 catalog titles and 78 television and non-theatrical releases. In international markets, the Company released 405 Blu-ray titles, including 25 new TCFF film releases, 322 catalog titles and 58 television and non-theatrical releases. The Company also distributed 200 Blu-ray titles from MGM domestically and 124 titles internationally, 394 Blu-ray titles from Lions Gate domestically, and 173 Blu-ray titles from Anchor Bay domestically.

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

Television Programming, Production and Domestic Syndication Distribution

Twentieth Century Fox Television (“TCFTV”). During fiscal 2015, TCFTV produced television programs for FOX, FX, ABC, CBS, NBC and Turner Broadcasting System (“TBS”). TCFTV currently produces, or has orders to produce, episodes of the following television series: Bob’s Burgers, Bones, Bordertown, Empire, Family Guy, The Frankenstein Code, Grandfathered, The Grinder, The Guide to Surviving Life, The Last Man on Earth, Minority Report, New Girl, Rosewood, Scream Queens, The Simpsons, Sleepy Hollow and The X-Files Series Event for FOX; American Horror Story for FX; Fresh Off the Boat, Last Man Standing and Modern Family for ABC; Life in Pieces for CBS; The Carmichael Show for NBC; and American Dad for TBS. Generally, a television network or cable network will license a specified number of episodes for exhibition during the license period. All other distribution rights, including international and off-network syndication rights, are typically retained by TCFTV, utilized by other units of the Company or sold to third parties.

Fox21 Television Studios (“Fox21”). Fox21 produces television programs for major U.S. cable networks including American Crime Story, The Americans, Bastard Executioner, The Comedians, Tyrant and Sex&Drugs&Rock&Roll for FX; Dice and Homeland for Showtime; Graceland, Complications, Queen of the South for USA; Salem for WGN America; Legends for TNT; Damien for A&E; and Maron for IFC.

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

Twentieth Television. Twentieth Television licenses both television programming and feature films for domestic syndication to television stations and basic cable services in the United States. Twentieth Television distributes a program portfolio that includes the Company’s library of television and film assets, and first-run programming for sales to local stations, including stations owned and operated by the Company, as well as to basic cable networks. First-run programs distributed by Twentieth Television include the court show Divorce Court and the entertainment magazine program Dish Nation.

Twentieth Television derives revenue from off-network, theatrical and first-run program sales in the form of cash license fees paid by both broadcast and cable licensees, and from the sales of national advertising units retained by Twentieth Television in its programs. Twentieth Television licenses such shows as Modern Family, New Girl, Last Man Standing, Archer, It’s Always Sunny in Philadelphia, Burn Notice, Family Guy, Bones, How I Met Your Mother, The Cleveland Show, Bob’s Burgers, Glee and The Simpsons to cable and broadcast networks. Twentieth Television also sells national advertising on behalf of other third party syndicators.

Competition. Similar to motion picture production and distribution, production and distribution of television programming is extremely competitive. The Company competes with other film studios, independent production companies, Internet subscription and rental service providers, and others for the acquisition of artistic properties, the services of creative and technical personnel, exhibition outlets and the public’s interest in its products. In addition, television networks have affiliated production companies from which they are increasingly obtaining their programming, which has reduced the demand for programming from other non-affiliated parties.

Motion Picture and Television Library

The Company’s motion picture and television library (the “Fox Library”) consists of varying ownership and distribution rights to several thousand previously released motion pictures and many well-known television programs. Motion pictures in the Fox Library include many successful and well-known titles, such as The Sound of Music, Mrs. Doubtfire, Home Alone, the Star Wars series, the Die Hard series, the X-Men series, Independence Day, The Day After Tomorrow, the Ice Age series, The Planet of the Apes series, Sideways, Walk the Line, The Devil Wears Prada, Little Miss Sunshine, the Night at the Museum series, the Alvin and the Chipmunks series, Slumdog Millionaire, Life of Pi and the Taken series. In addition, the Company has distributed four of the top 10 domestic box office grossing films of all time, which are Avatar, Titanic (together with Paramount Pictures Corporation), Star Wars Episode IV: A New Hope and Star Wars Episode I: The Phantom Menace.

The Fox Library contains varying ownership and distribution rights to many television series and made-for-television motion pictures. The television programming in the Fox Library consists of such classic series as 24, How I Met Your Mother, King of the Hill, Prison Break, Boston Legal, My Name is Earl, The Mary Tyler Moore Show, M*A*S*H, Hill Street Blues, Doogie Howser, M.D., L.A. Law, The Wonder Years, The Practice, Ally McBeal, Angel, Dharma & Greg, In Living Color, The X-Files, Buffy the Vampire Slayer, The Cleveland Show, Arrested Development, Futurama, Glee, Sons of Anarchy, The Shield, Burn Notice, Malcolm in the Middle, Raising Hope, White Collar and NYPD Blue, as well as prior seasons of such current series as The Simpsons, Bones, Family Guy, Modern Family, Homeland, New Girl, Last Man Standing, Bob’s Burgers, American Dad.

Other, Corporate and Eliminations

The Other, Corporate and Eliminations segment consists primarily of corporate overhead and eliminations and other businesses.

Equity Interests

Sky

The Company holds an approximate 39% interest in Sky. Sky’s ordinary shares are listed on the London Stock Exchange under the symbol “SKY”. Sky is the U.K.’s leading entertainment and communications provider, operating the most comprehensive multichannel, multi-platform pay television service in the U.K., Ireland, Germany, Austria and Italy. Sky retails subscription television and communications services to residential and commercial premises in the UK, Ireland, Germany, Austria and Italy. In addition to the retail and broadcast operations, Sky operates a number of other businesses including wholesaling its channel portfolio, selling advertising on its own and partner channels and its international distribution operation. In November 2014, the Company sold its 100% and 57% ownership stakes in Sky Italia and Sky Deutschland, respectively, to Sky for approximately $8.8 billion in value comprised of approximately $8.2 billion in cash received, net of $650 million of cash paid to acquire Sky’s 21% interest in NGC International, increasing the Company’s ownership stake in NGC International to 73%. In connection with this transaction, the Company participated in Sky’s equity offering in July 2014 by purchasing additional shares in Sky for approximately $900 million and maintained the Company’s 39% ownership interest.

Hulu

The Company has an approximate 33% equity interest in Hulu, LLC (“Hulu”) which operates an online video service that offers video content from Fox, the other one-third partners in Hulu, NBCUniversal and The Walt Disney Company, as well as over 400 other third party content licensors. Hulu’s premium programming is available on a monthly subscription basis at Hulu.com and through software applications on Internet-connected devices, including smart phones, tablets, gaming consoles and set-top boxes. Some of Hulu’s programming is also available free of charge to viewers at Hulu.com and over 65 destination sites online, including AOL, IMDb, MSN, Myspace and Yahoo!.

Endemol Shine Group

The Company and funds managed by Apollo Global Management, LLC (“Apollo”) formed Endemol Shine Group in December 2014, to which the Company contributed its interests in Shine Group and cash, comprising an aggregate carrying value of approximately $830 million. The joint venture, a global multi-platform content provider, is comprised of Shine Group, Endemol, and CORE Media Group, with the Company and Apollo each owning 50%. Endemol Shine Group has creative operations in over 30 markets, with a diverse portfolio of over 600 formats, both scripted and non-scripted, coupled with digital, gaming, and distribution operations.

Tata Sky

The Company holds an approximate 30% interest in Tata Sky Limited which owns and operates a DTH platform in India.

Other Investments

The Company has a minority equity interest in Vice Holding Inc., a digital media company.

In July 2015, the Company acquired a minority equity interest in DraftKings, Inc., a leading operator of online fantasy games and contests.

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

Cable Network Programming

Asia. The Company broadcasts television programming over a “footprint” covering approximately 50 Asian countries. Most countries in which the Company operates have a regulatory framework for the satellite and cable television industry. Government regulation of direct reception and redistribution via cable or other means of satellite television signals, where it is addressed at all, is treated differently in each country. At one extreme are absolute bans on private ownership of satellite receiving equipment. Some countries, however, have adopted a less restrictive approach, opting to allow ownership of satellite receiving equipment by certain institutions and individuals but allowing them to receive only authorized broadcasts. At the opposite end of the spectrum are countries where private satellite dish ownership is allowed and laws and regulations have been adopted which support popular access to satellite services through local cable redistribution.

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

Certain wholesale and retail channel tariffs are under review after intervention by the Indian courts. While there is no tariff regulation for DTH at the retail level, broadcasters are required under an interim order by the court to offer their channels to DTH platforms at 42% of the rates charged to analog cable. Broadcasters are also required to provide their channels on non-discriminatory terms to all distributors if no carriage charges are being sought from broadcasters. In 2011, the Cable Television Act was amended and new rules were issued mandating that cable networks switch from analog to digital systems. The Telecom Regulatory Authority of India (“TRAI”) issued rules that mandated, among other things, basic service tiers comprised of free-to-air channels be compulsorily offered to consumers. This new regime, which will bring digital cable pricing in line with DTH, is expected to be fully implemented by the end of calendar year 2016. The TRAI allowed a 27.5% inflation based increase in channel rates that was to be implemented by January 1, 2015. However, the Indian court struck down this increase. The Company along with other broadcasters have filed an appeal which is pending hearing.

The TRAI enacted regulations in March 2013, which limit the amount of advertising time allowed on television channels. These regulations replaced the regulations enacted by the TRAI in May 2012 which had been challenged in the Indian courts. The March 2013 regulations have also been challenged and such challenges are currently pending in the Indian courts.

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

Latin America. The Company broadcasts television programming throughout approximately 18 Latin American countries, as well as the Caribbean. Certain countries in which the Company operates have a regulatory framework for the satellite and cable television industry. These regulations vary in each country as does their impact on the Company’s business. In Argentina, the government imposes restrictions on the ability to effectuate price increases on rates charged to pay TV operators and has also implemented certain measures in currency exchange controls which have caused significant impediments and limitations to any person or entity moving money out of the country resulting in exposure to currency devaluation. Pay TV operators are required to carry certain government operated channels. Argentina regulations reduced the available advertising inventory on the channels by half to six minutes per hour, which must be accumulated within a four-hour consecutive programming block. In Brazil, regulations require, among other things: (i) that all channels distributed in the region contain at least three hours and thirty minutes per week of Brazilian content during prime time hours (the “Quota Requirement”), half of which must be produced by a Brazilian independent producer; (ii) registration of all channels, programmers, local content and advertisements; (iii) website disclosure of programming and advertising content to ensure compliance with tax and other regulations; and (iv) mediation of local agency requirements and taxation on all advertising that is contracted abroad. While such tax shall primarily be paid by advertisers, programmers are ultimately responsible for the tax payment, and failure by advertisers to pay the required tax could subject programmers to fines or penalties. In order to encourage the local industry and the production of Brazilian content, new restrictions continue to be established defining the type of content that may be considered Brazilian content for purposes of the Quota Requirement. Compliance with these regulations increases the cost of doing business by imposing additional production/acquisition costs as well as third party administrative and legal expenses.

Europe. The sectors in which the Company operates in Europe are subject to both general competition laws and sector specific regulation. The regulatory regime applicable to the electronic communications and broadcasting sectors is, to a large extent, based on European Union (“EU”) law comprised in various EU directives that require EU member states to adopt national legislation to give effect to the directives’ objectives, while leaving the precise manner and form of the national legislation to the discretion of each member state. The Electronic Communications Directives regulate the provision of communication services, including networks and transmission services that are involved in the broadcasting of television services as well as the provisions of services and facilities associated with the operation of digital television platforms. The AudioVisual Media Services Directive sets out the basic principles for the regulation of television broadcasting activity, including broadcasting licensing, advertising and content regulation and imposes production and investment quotas, obligations to transmit European content for at least 50% of the day and limitations on advertising time. The Satellite and Cable Directive provides the European legal framework for the right of communication to the public by satellite and for the retransmission of broadcast signals from one member state by cable operators in another member state. Each European country also has the right to adopt more strict rules.

In January 2014, the European Commission (“EC”) initiated formal antitrust proceedings to examine certain provisions in licensing agreements between several U.S. film studios, including Twentieth Century Fox, and a number of European pay-TV broadcasters, including Sky Italia, Sky Deutschland and Sky UK. The EC is investigating provisions which prevent broadcasters from providing their services across borders, for example by refusing potential subscribers from other EU countries or blocking cross-border online access to their services. In July 2015, the EC sent a Statement of Objections to Twentieth Century Fox, several other U.S. film studios and Sky UK taking the preliminary view that such contractual provisions may breach EU competition rules prohibiting anti-competitive agreements. The Statement of Objections sets out the preliminary position of the EU but it is not a finding of infringement and does not prejudge the outcome of the investigation. The EC continues to investigate the license agreements between the film studios and other European broadcasters. It is not possible to predict the timing or outcome of the EC’s proceedings, including whether fines, if any, may be imposed, or the impact on the Company’s business.

In May 2015, the EC published its Digital Single Market Strategy setting out a number of initiatives, including objectives to present legislative proposals to end geo-blocking in certain circumstances, review the EU copyright legislation to allow for broader access to online content across EU countries, and review the Satellite and Cable Directive and the AudioVisual Media Services Directive. It is not possible to predict the timing or outcome of these initiatives or the impact on the Company’s business.

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

The Communications Act permits the operation of television broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of the license would serve the public interest, convenience and necessity. The FCC grants television broadcast station licenses for specific periods of time and, upon application, may renew the licenses for additional terms. Under the Communications Act, television broadcast licenses may be granted for a maximum permitted term of eight years. Generally, the FCC renews broadcast licenses upon finding that: (i) the television station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and (iii) there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse. After considering these factors, the FCC may grant the license renewal application with or without conditions, including renewal for a lesser term than the maximum otherwise permitted, or hold an evidentiary hearing. Fox Television Stations has pending renewal applications for a number of its television station licenses. Three of the pending applications have been opposed by third parties. On June 13, 2007 and May 15, 2008, Fox Television Stations entered into agreements with the FCC that preclude it from objecting, on the grounds that such action is barred by certain statutes of limitations, to FCC or other governmental action relating to (i) petitions to deny or complaints that have been filed against several owned and operated stations relating to programming that is alleged to violate the prohibition against indecent broadcasts or (ii) inquiries from the FCC regarding compliance with its sponsorship identification rules. For information on the television stations owned and operated by the Company, see “—Fox Television Stations” above.

In March 2010, the FCC delivered its national Broadband Plan to Congress, which reviews the nation’s broadband Internet infrastructure and recommends a number of initiatives to spur broadband deployment and use. In order to free up more spectrum for wireless broadband services, the Broadband Plan proposes to make spectrum available, including 120 megahertz of broadcast spectrum, by incentivizing current private-sector spectrum holders to return some of their spectrum to the government through such initiatives as voluntary “incentive” spectrum auctions (with current licensees permitted to share in the auction proceeds) and “repacking” of channel assignments to increase efficient spectrum usage. If voluntary measures fail to yield the amount of spectrum the FCC deems necessary for wireless broadband deployment, the Broadband Plan proposes various mandates to reclaim spectrum, such as forced channel sharing. In response to the Broadband Plan, Congress passed legislation in February 2012 authorizing the FCC to conduct voluntary auctions of television broadcast station spectrum. Stations that continue their operations may have to change channels once the FCC “repacks” broadcast spectrum. The legislation requires the FCC to assist stations in retaining their current coverage areas, provides that no stations will be forced into the VHF band and establishes a fund to reimburse broadcasters for reasonable channel relocation expenses. The FCC is taking steps to implement the legislation and has said that it expects to conduct the voluntary auction in the first quarter of calendar 2016. The FCC also has announced a plan to “repack” the television broadcast stations that do not participate in the auction over the subsequent 39 months; the FCC indicated that it will use reasonable efforts to try to preserve stations’ current coverage areas. The broadcast industry is exploring additional uses for currently allocated spectrum. It is expected that FCC auctions and repacking will involve multiple rulemaking proceedings and may take several years to complete. It is not possible to predict the timing or outcome of implementation of the Broadband Plan, FCC spectrum auctions and repacking, or their effect on the Company.

On December 22, 2011, the FCC commenced the next quadrennial review of its broadcast ownership regulations required by the 1996 Telecom Act, proposing only minor modifications to its rules. That review was never completed. In early 2014, the FCC announced its intention to combine the 2011 review with the quadrennial review scheduled for 2014. In the 2014 review, which is pending, the FCC again proposed minor modifications that are not likely to affect the impact of the FCC ownership rules on the Company’s ownership of media properties.

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

Fox Television Stations owns two television stations in the New York DMA. By virtue of its common ownership with News Corp due to the Murdoch Family Trust’s ownership interest in both News Corp and the Company, Fox Television Stations also retains an attributable interest in The New York Post, a daily newspaper in the New York DMA. On October 6, 2006, the FCC reaffirmed the Company’s permanent waiver of the newspaper/broadcast cross-ownership rule, which allows the common ownership of the Post and WNYW(TV). On August 8, 2014, the FCC’s Media Bureau granted a new temporary waiver of the newspaper/broadcast cross-ownership rule to permit the common ownership of the Post and WWOR-TV; the waiver shall remain in effect until 90 days after the effective date of an FCC order in the 2014 quadrennial review of the media ownership regulations that either adopts a new rule or upholds the existing rule (the “August 2014 Order”).  At that time, Fox Television Stations shall either (1) comply with the rule then in effect or (2) file a new request for a waiver of such rule. Parties opposed to the August 2014 Order filed an application for review by the full FCC, which is pending. It is not possible to predict the timing or outcome of the FCC’s action on this request for review or its effect on the Company.

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

Under the Communications Act, no broadcast station licensees may be owned by a corporation if more than 25% of the corporation’s stock is owned or voted by non-U.S. persons, their representatives, or by any other corporation organized under the laws of a foreign country. The Company owns broadcast station licensees in connection with its ownership and operation of U.S. television stations. The Company has suspended 10% of the voting rights of the Class B Common Stock held by non-U.S. stockholders in order to maintain compliance with U.S. law. This suspension will remain in place for as long as the Company deems it necessary to maintain compliance with the Act. The FCC could review the Company’s compliance with the Act in connection with its consideration of Fox Television Stations’ license renewal applications.

FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 require each television broadcaster to elect, at three-year intervals, either to (i) require carriage of its signal by cable systems in the station’s market (“must carry”) or (ii) negotiate the terms on which that broadcast station would permit transmission of its signal by the cable systems within its market (“retransmission consent”). Generally, the Company has elected retransmission consent for the stations owned and operated by Fox Television Stations. The Satellite Home Viewer Improvement Act of 1999 requires satellite carriers to carry upon request all television stations located in markets in which the satellite carrier retransmits at least one local station pursuant to the copyright license provided in the statute (“Carry One, Carry All”). FCC regulations implementing this statutory provision require affected stations to elect either mandatory carriage at the same three year intervals applicable to cable “must carry” or negotiate carriage terms with the satellite operators. Several cable and satellite operators filed a petition for rulemaking with the FCC seeking changes in the retransmission consent regulations, including the imposition of mandatory arbitration and required interim carriage in the event the broadcaster and distributor fail to reach a carriage agreement. In March 2011, the FCC responded by initiating a rulemaking to explore changes to its retransmission consent regulations. The FCC tentatively concluded that it does not have the power to order mandatory arbitration or interim carriage and instead sought comment on modifications to its rules affecting retransmission consent negotiations, including providing more guidance under the FCC’s “good faith negotiation” standard, improving notice to consumers in advance of possible disruptions of TV station carriage and eliminating program exclusivity rules that restrict cable and satellite operators’ ability to negotiate for alternative access to network programming. Among other things, the FCC sought comment on whether it should be a per se violation of

“good faith negotiation” requirements for a station to agree to give its network the right to approve retransmission consent agreements or to comply with such an approval requirement in the network affiliation agreement. In March 2014, the FCC adopted limited changes to its retransmission consent rules to prohibit a television broadcast station ranked among the top four stations (as measured by audience share) from negotiating retransmission consent jointly with another top four station in the same geographic market if the stations are not commonly owned. The FCC also called for further comment on whether to eliminate the program exclusivity rules. Pursuant to the Satellite Television Extension and Localism Act Reauthorization, which Congress passed in December 2014, the FCC also is required to initiate a new rulemaking proceeding by September 2015 to review the “totality of the circumstances” component of its retransmission consent good faith bargaining rules. The broadcast industry, including Fox Entertainment Group and Fox Television Stations, has filed comments opposing broader changes to the current retransmission consent regime. It is not possible to predict the timing or outcome of the rulemakings or their effect on the Company.

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

FCC rules prohibit the broadcast by television and radio stations of indecent or profane material between the hours of 6:00 a.m. and 10:00 p.m. Beginning in March 2004, the FCC implemented a new policy regarding this prohibition and generally stepped up its enforcement of indecency violations. Under the new policy, the single use of certain forbidden expletives, or variations of those expletives, were deemed “indecent” and “profane.” The FCC also warned broadcasters that serious multiple violations of the indecency prohibition could lead to license revocation proceedings, and that fines could be imposed for each incident in a single broadcast. Under the new FCC policy, both complaints about indecency and FCC enforcement actions have increased, and several complaints alleging the broadcast of alleged indecent or profane material by Fox Television Stations are pending at the FCC. The law currently authorizes the FCC to impose fines of up to $350,000 per incident for violation of the prohibition against indecent and profane broadcasts.

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

The FCC continues to enforce strictly its regulations concerning political advertising, children’s television, environmental concerns, equal employment opportunity, technical operating matters and antenna tower maintenance. FCC rules require the closed captioning of almost all broadcast and cable programming. A federal law enacted in late 2010 requires affiliates of the four largest broadcast networks in the 25 largest markets to carry 50 hours of prime time or children’s programming per calendar quarter with video descriptions, i.e., a verbal description of key visual elements inserted into natural pauses in the audio and broadcast over a separate audio channel. Cable and satellite operators with 50,000 or more subscribers must do the same on each of the top five non-broadcast networks they carry. Compliance has been required since July 1, 2012 and, as of July 1, 2015, applies to FOX affiliates in the Top 60 markets. Fox News Channel, which from time to time has been among the top five non-broadcast networks, falls within the statutory exemption for “live or near-live” programming. The same statute requires programming that was captioned on television to retain captions when distributed via Internet Protocol apps or services. Although not required by FCC regulation, the Company has committed to provide program ratings information for its broadcast network programming for use in conjunction with V Chip technology, which blocks the display of television programming based on its rating. The Company has also agreed to make this ratings information available for all full-length entertainment programs that stream on websites the Company controls. FCC regulations governing network affiliation agreements mandate that television broadcast station licensees retain the right to reject or refuse network programming in certain circumstances or to substitute programming that the licensee reasonably believes to be of greater local or national importance. Violation of FCC regulations can result in substantial monetary forfeitures, periodic reporting conditions, short-term license renewals and, in egregious cases, denial of license renewal or revocation of license.

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

Federal regulators’ interest in issues of privacy, cybersecurity and data security has been steadily increasing. On February 23, 2012, the Administration issued a white paper on consumer data privacy that includes a Consumer Privacy Bill of Rights. The Administration convened multi-stakeholder processes to implement the Bill of Rights through industry codes of conduct that would be enforceable by the Federal Trade Commission (“FTC”) and State Attorneys General. The Administration also announced it would work with Congress to implement these rights through legislation and in February 2015 proposed a Consumer Privacy Bill of Rights Act. The first multi-stakeholder group focused on creation of a Do-Not-Track standard but no agreement was reached by the participants. On March 26, 2012, the FTC released a report on consumer privacy, which sets forth a detailed privacy framework and urges industry to accelerate the pace of adoption of self-regulatory measures, including more widespread adoption of a Do-Not-Track browser mechanism. The report also recommends that Congress consider baseline privacy legislation incorporating the principles articulated in the framework. In May 2014, additional reports were issued by the Administration and the FTC on Big Data and data brokers, and the Administration called for public comments on how developments related to “big data” impact the Consumer Privacy Bill of Rights.

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

The Company Must Respond to Changes in Consumer Behavior as a Result of New Technologies in Order to Remain Competitive.

Technology, particularly digital technology used in the entertainment industry, continues to evolve rapidly, leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume digital content. Content owners are increasingly delivering their content directly to consumers over the Internet and innovations in distribution platforms have enabled consumers to view such Internet-delivered content on televisions and portable devices. The growth of direct to consumer video offerings, including video on demand offerings, as well as offerings by cable providers of smaller packages of programming to customers at price points lower than traditional cable distribution offerings could adversely affect demand for our cable channels. There is a risk that the Company’s responses to these changes and strategies to remain competitive, or failure to effectively anticipate or adapt to new market changes, could adversely affect our business. In addition, enhanced Internet capabilities and other new media may reduce television viewership, the demand for DVDs and Blu-rays and the desire to see motion pictures in theaters, which could negatively affect the Company’s revenues. The Company’s failure to protect and exploit the value of its content, while responding to and developing new technology and business models to take advantage of advancements in technology and the latest consumer preferences, could have a significant adverse effect on the Company’s businesses, asset values and results of operations.

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

Network and information systems and other technologies, including those related to the Company’s network management, are important to its business activities. Network and information systems-related events, such as computer hackings, theft, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, as well as power outages, natural disasters (including extreme weather), terrorist activities or human error that may affect such systems, could result in disruption of our services or improper disclosure of personal data, business information, including intellectual property, or other confidential information. In recent years, there has been a rise in the number of sophisticated cyber attacks on network and information systems, and as a result, the risks associated with such an event continue to increase. The Company has experienced, and expects to continue to be subject to, cybersecurity threats and incidents, none of which has been material to the Company to date. While we continue to develop, implement and maintain security measures seeking to prevent unauthorized access to or misuse of our network and information systems, such efforts may not be successful in preventing these events from occurring given that the techniques used to access, disable or degrade service, or sabotage systems change frequently. The development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated.  Significant security breaches, such as misappropriation, misuse, leakage, falsification, accidental release, or otherwise improper disclosure of information maintained in the Company’s information systems and networks or those of our vendors, including financial, personal, confidential and proprietary information relating to personnel, customers, vendors and our business, including our intellectual property, could result in a disruption of our operations, customer or advertiser dissatisfaction, damage to our reputation or brands, regulatory investigations, lawsuits or  loss of customers or revenue.  In addition the Company may be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy, and may require us to expend significant resources to remedy any such security breach.

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

Fluctuations in Foreign Exchange Rates Could Have an Adverse Effect on the Company’s Results of Operations.

The Company has significant operations in a number of foreign jurisdictions and certain of the Company operations are conducted in foreign currencies. The value of these currencies fluctuates relative to the U.S. dollar. For example, in fiscal 2015, the U.S. dollar appreciated in relation to the Euro, the Canadian dollar, the Mexican Peso and the Brazilian Real. As a result, the Company is exposed to exchange rate fluctuations, which could have an adverse effect on its results of operations in a given period or in specific markets. Even though the Company uses foreign currency derivative instruments to hedge certain exposures to foreign currency exchange rate risks, the use of such derivative instruments may not be effective in reducing the adverse financial effects of unfavorable movements in foreign exchange rates.

For example, our business activities in Venezuela operate in a highly inflationary economy. In February 2015, the Venezuelan government introduced a new foreign currency exchange system called the Marginal Currency System (“SIMADI”). Accordingly, the Company has remeasured all its Venezuelan Bolivar denominated net monetary assets at the devalued SIMADI exchange rate. The Company had previously used the Supplementary Foreign Currency Administration System (“SICAD 2”) rate. During fiscal 2014 and 2015, we remeasured all our Bolivar denominated net monetary assets at the SICAD 2 and SIMADI exchange rates, respectively, resulting in devaluation losses (See Note 22 – Additional Financial Information to the accompanying Consolidated Financial Statements of Twenty-First Century Fox for further discussion). The Venezuelan government may issue more regulations or take other steps that might introduce significant uncertainty regarding the exchange rate that we can access to convert our Venezuelan Bolivar denominated monetary assets to U.S. dollars. Such measures can also affect our decision on which exchange rate(s) to use for financial reporting purposes. In addition, other countries where we have operations, including in Latin America, may be determined in the future to be highly inflationary economies, requiring special accounting and financial reporting treatment for such operations.

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

Changes in U.S. or Foreign Regulations May Have an Adverse Effect on the Company’s Business.

The Company is subject to a variety of U.S. and foreign regulations in the jurisdictions in which its businesses operate. In general, the television broadcasting and multichannel video programming and distribution industries in the United States are highly regulated by federal laws and regulations issued and administered by various federal agencies, including the FCC. The FCC generally regulates, among other things, the ownership of media, broadcast and multichannel video programming and technical operations of broadcast licensees. Our program services and online properties are subject to a variety of laws and regulations, including those relating to issues such as content regulation, user privacy and data protection, and consumer protection, among others. Further, the United States Congress, the FCC and state legislatures currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters, including technological changes and measures relating to privacy and data security, which could, directly or indirectly, affect the operations and ownership of the Company’s U.S. media properties. Similarly, new laws or regulations or changes in interpretations of law or in regulations imposed by governments in other jurisdictions in which the Company, or entities in which the Company has an interest, operate could require changes in the operations or ownership of our media properties. In addition, laws in non-U.S. jurisdictions which regulate, among other things, licensing arrangements, local content requirements, carriage requirements regarding pricing and distribution, and limitations on advertising time, may impact the operations and results of our international businesses.

In addition, changes in tax laws, regulations or the interpretations thereof in the U.S. and other jurisdictions in which the Company has operations could affect the Company’s results of operations.

U.S. Citizenship Requirements May Limit Common Stock Ownership and Voting Rights.

The Company owns broadcast station licensees in connection with its ownership and operation of U.S. television stations. Under U.S. law, no broadcast station licensee may be owned by a corporation if more than 25% of its stock is owned or voted by non-U.S. persons, their representatives, or by any other corporation organized under the laws of a foreign country. The Company’s Restated Certificate of Incorporation authorizes the Board of Directors to prevent, cure or mitigate the effect of stock ownership above the applicable foreign ownership threshold by taking any action including: refusing to permit any transfer of common stock to or ownership of common stock by a non-U.S. stockholder; voiding a transfer of common stock to a non-U.S. stockholder; suspending rights of stock ownership if held by a non-U.S. stockholder; or redeeming common stock held by a non-U.S. stockholder. In order to maintain compliance with U.S. law, the suspension of voting rights of the Class B Common Stock held by non-

U.S. stockholders is currently at 10%. This suspension will remain in place for as long as the Company deems it necessary to maintain compliance with applicable U.S. law, and may be adjusted by the Audit Committee as it deems appropriate. The Company is not able to predict whether it will need to adjust the suspension or whether additional action pursuant to its Restated Certificate of Incorporation may be necessary. The FCC could review the Company’s compliance with applicable U.S. law in connection with its consideration of the Company’s renewal applications for licenses to operate the broadcast stations the Company owns.

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

Certain of our directors and executive officers own shares of News Corp’s common stock, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, certain of our officers and directors also serve as officers and/or as directors of News Corp, including our Executive Chairmen K. Rupert Murdoch, who serves as News Corp’s Executive Chairman, and Lachlan K. Murdoch, who serves as News Corp’s Co-Chairman. This ownership or service to both companies may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for News Corp and us. In addition to any other arrangements that the Company and News Corp may agree to implement, the Company and News Corp agreed that officers and directors who serve at both companies will recuse themselves from decisions where conflicts arise due to their positions at both companies.

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

(b)	The leased office space at Fox Plaza, located adjacent to the Fox Studios Lot, in Los Angeles, California;
(c)	The leased and owned U.S. headquarters of the Company, located in New York, New York which includes home offices for Fox News and Fox Television Stations and various other operations;
(d)	The leased office and production facilities of Blue Sky Studios in Greenwich, Connecticut;
(e)	The leased and owned offices of FSN, Inc. at various locations for studio sports broadcasting;
(f)	The leased and owned facilities of Fox Television Stations at various locations; and
(g)	The leased sports broadcasting and production facility of FIC in Mexico City, Mexico.

South America

The Company’s principal real properties in South America are the following:

(a)	The owned broadcasting and transmission facility of FIC in Buenos Aires, Argentina; and
(b)	The leased sports broadcasting and production facility of FIC in Rio de Janeiro, Brazil.

Europe

The Company’s principal real property in Europe is the leased office and theater space of TCFF and FIC in London, England.

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

Twenty-First Century Fox’s Class A Common Stock and Class B Common Stock are listed and traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbols “FOXA” and “FOX”, respectively. Until May 8, 2014, CHESS Depositary Interests (“CDIs”) representing the Class A Common Stock and Class B Common Stock were traded on the Australian Securities Exchange (the “ASX”) under the symbols “FOXLV” and “FOX,” respectively. As a result of the delisting from the ASX, Twenty-First Century Fox is solely listed and traded on the NASDAQ. As of June 30, 2015, there were approximately 36,000 holders of record of shares of Class A Common Stock and 11,300 holders of record of shares of Class B Common Stock.

The following table sets forth, for the fiscal periods indicated, the reported high and low sales prices for Class A Common Stock and Class B Common Stock as reported on NASDAQ:

	Class B Common Stock			Class A Common Stock
	High	Low	Dividend(a)	High	Low	Dividend(a)
Fiscal Year Ended June 30,
2014:
First Quarter	$33.40	$29.34	$0.125	$33.51	$29.21	$0.125
Second Quarter	34.85	31.65	-	35.18	32.20	-
Third Quarter	35.04	30.21	0.125	35.63	30.73	0.125
Fourth Quarter	35.36	30.77	-	36.21	31.65	-
2015:
First Quarter	35.28	31.03	0.125	36.30	31.30	0.125
Second Quarter	37.50	30.71	-	39.01	31.77	-
Third Quarter	36.52	31.78	0.150	37.85	32.80	0.150
Fourth Quarter	34.43	31.88	-	34.65	32.26	-

(a)	Cash dividend declared per share.

The timing and amount of cash dividends, if any, is determined by the Company’s Board of Directors (the “Board”). Subsequent to June 30, 2015, the Company declared a dividend of $0.150 per share on both the Class A Common Stock and the Class B Common Stock, which is payable on October 14, 2015. The record date for determining dividend entitlements is September 9, 2015.

The Board has authorized a stock repurchase program, under which the Company is currently authorized to acquire Class A Common Stock. The remaining amount as of June 30, 2015 under the Company’s $6 billion authorization approved by the Board in August 2014, excluding commissions, was approximately $0.6 billion which was utilized in full subsequent to June 30, 2015. In August 2015, the Company announced that the Board approved an additional $5 billion authorization, excluding commissions, to the Company’s stock repurchase program for the repurchase of Class A Common Stock. The Company intends to complete this stock repurchase program by August 2016.

The program may be modified, extended, suspended or discontinued at any time.

Below is a summary of the Company’s repurchases of its Class A Common Stock during the fiscal year ended June 30, 2015:

	Total number of shares repurchased	Average price per share	Total cost of repurchase
			(in millions)
Total first quarter fiscal 2015	36,761,082	$34.63	$1,273
Total second quarter fiscal 2015	42,094,385	34.61	1,457
Total third quarter fiscal 2015	59,145,159	34.73	2,054
Fourth quarter repurchases:
April	15,353,529	34.06	523
May	5,862,985	33.60	197
June	13,104,780	33.19	435

Total fourth quarter fiscal 2015	34,321,294		$1,155

Total fiscal 2015	172,321,920		$5,939

The Company did not repurchase any of its Class B Common Stock during the fiscal year ended June 30, 2015.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data” and the other financial information included elsewhere herein.

	For the years ended June 30,
	2015(a)	2014(a)	2013(a)	2012(b)	2011(c)
	(in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues	$28,987	$31,867	$27,675	$25,051	$24,232
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders	8,373	3,785	6,820	3,176	2,296
Net income attributable to Twenty-First Century Fox, Inc. stockholders	8,306	4,514	7,097	1,179	2,739
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share - basic	$3.94	$1.67	$2.91	$1.27	$0.87
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share - diluted	$3.93	$1.67	$2.91	$1.27	$0.87
Net income attributable to Twenty-First Century Fox, Inc. stockholders per share - basic	$3.91	$1.99	$3.03	$0.47	$1.04
Net income attributable to Twenty-First Century Fox, Inc. stockholders per share - diluted	$3.90	$1.99	$3.03	$0.47	$1.04
Cash dividend per share	$0.275	$0.250	$0.170	$0.180	$0.150

	As of June 30,
	2015	2014	2013	2012	2011
	(in millions)
BALANCE SHEET DATA:
Cash and cash equivalents	$8,428	$5,415	$6,659	$9,626	$12,680
Total assets	50,051	54,793	50,944	56,663	61,980
Borrowings	19,039	19,058	16,458	15,455	15,495
Twenty-First Century Fox, Inc. stockholders' equity	17,220	17,418	16,998	24,684	30,069

(a)

See Notes 2, 3, 4, 5, 6, 7, 10 and 22 to the accompanying Consolidated Financial Statements of Twenty-First Century Fox, Inc. for information with respect to significant acquisitions, disposals, discontinued operations, accounting changes, impairment charges, restructuring charges and other transactions during fiscal 2015, 2014 and 2013.

(b)

In fiscal 2012, the Company recorded a goodwill impairment charge of $201 million as a result of an impairment assessment performed on the Digital Media Group reporting unit. Also, during fiscal 2012, the Company recorded non-cash impairment charges of approximately $2.6 billion ($2.2 billion, net of tax) related to discontinued operations consisting of a write-down in goodwill of approximately $1.3 billion and a write-down of the indefinite-lived intangible assets (primarily newspaper mastheads and distribution networks) of approximately $1.3 billion.

(c)

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

Effective June 28, 2013, the Separation qualified for discontinued operations treatment in accordance with the requirements of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations” (“ASC 205-20”), and accordingly the Company deconsolidated News Corp’s balance sheet as of June 30, 2013, and included its results for the fiscal years presented as discontinued operations on the Consolidated Statements of Operations and Cash Flows. The Company has reflected the Separation as a distribution on the Consolidated Statement of Equity as of June 30, 2013.

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business - This section provides a general description of the Company’s businesses, as well as developments that occurred either during the fiscal year ended June 30, (“fiscal”) 2015 or early fiscal 2016 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations - This section provides an analysis of the Company’s results of operations for fiscal 2015, 2014 and 2013. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for fiscal 2015, 2014 and 2013, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of June 30, 2015. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

OVERVIEW OF THE COMPANY’S BUSINESS

The Company is a diversified global media and entertainment company, which manages and reports its businesses in the following segments:

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

•

Direct Broadcast Satellite Television, which consisted of the distribution of programming services via satellite, cable and broadband directly to subscribers in Italy, Germany and Austria. The Direct Broadcast Satellite Television (“DBS”) segment consisted entirely of the operations of Sky Italia and Sky Deutschland AG (“Sky Deutschland”) (collectively the “DBS businesses”). On November 12, 2014, Twenty-First Century Fox completed the sale of Sky Italia and its 57% interest in Sky Deutschland to British Sky Broadcasting Group plc, which was subsequently renamed Sky plc (“Sky”) (See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox). Sky is a pan-European digital television provider, which operates in Italy, Germany, Austria, the United Kingdom and Ireland.

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

The profitability of U.S. national sports contracts and international sports rights agreements is based on the Company’s best estimates at June 30, 2015 of attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied at June 30, 2015, additional amortization of rights may be recorded. Should revenues improve as compared to estimated revenues, the Company may have improved results related to the contract, which may be recognized over the remaining contract term.

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

The Company enters into arrangements with third parties to co-produce certain of its theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. The parties to these arrangements include studio and non-studio entities both domestic and international. In several of these agreements, other parties control certain distribution rights. The Filmed Entertainment segment records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, receive a participation based on the third-party investors’ contractual interest in the profits or losses incurred on the film. Consistent with the requirements of FASB ASC 926, “Entertainment—Films” (“ASC 926”), the estimate of the third-party investor’s interest in profits or losses on the film is based on total estimated ultimate revenues.

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

Filmed Entertainment

The Company and funds managed by Apollo Global Management, LLC (“Apollo”) formed Endemol Shine Group in December 2014 to which the Company contributed its interests in Shine Group and cash, comprising an aggregate carrying value of approximately $830 million. The joint venture, a global multi-platform content provider, is comprised of Shine Group, Endemol and CORE Media Group. The Company and Apollo have an equal ownership interest in the joint venture. As a result of the transaction, Shine Group ceased to be a consolidated subsidiary of the Company. The Company recorded a gain of $58 million on this transaction which was included in Other, net in the Consolidated Statements of Operations for fiscal 2015. The Company’s investment in the Endemol Shine Group is accounted for using the equity method of accounting.

Direct Broadcast Satellite Television

On November 12, 2014, the Company sold its 100% and 57% ownership stakes in Sky Italia and Sky Deutschland, respectively, to Sky for approximately $8.8 billion in value comprised of approximately $8.2 billion in cash received, net of $650 million of cash paid to acquire Sky’s 21% interest in NGC Network International LLC and NGC Network Latin America LLC (collectively “NGC International”), increasing the Company’s ownership stake in NGC International to 73%. In connection with this transaction, the Company participated in Sky’s equity offering in July 2014 by purchasing additional shares in Sky for approximately $900 million and maintained the Company’s 39% ownership interest. As a result of the transaction, Sky Italia and Sky Deutschland ceased to be consolidated subsidiaries of the Company. The Company recorded a pre-tax gain of approximately $5.0 billion on this transaction, which was included in Other, net in the Consolidated Statements of Operations for fiscal 2015.

RESULTS OF OPERATIONS

Results of Operations—Fiscal 2015 versus Fiscal 2014

The following tables set forth the Company’s operating results for fiscal 2015, as compared to fiscal 2014, including presentation of Revenues by component excluding the DBS segment and related intersegment eliminations.

	For the years ended June 30,
	2015	2014	% Change
	(in millions, except %)
Revenues:
Affiliate fees	$10,353	$8,984	15%
Subscription	1,964	5,467	(64)%
Advertising	7,609	8,218	(7)%
Content	8,677	8,596	1%
Other	384	602	(36)%

Total revenues	28,987	31,867	(9)%
Operating expenses	(18,561)	(21,108)	(12)%
Selling, general and administrative	(3,784)	(4,129)	(8)%
Depreciation and amortization	(736)	(1,142)	(36)%
Equity earnings of affiliates	904	622	45%
Interest expense, net	(1,198)	(1,121)	7%
Interest income	39	26	50%
Other, net	4,196	174	**

Income from continuing operations before income tax expense	9,847	5,189	90%
Income tax expense	(1,243)	(1,272)	(2)%

Income from continuing operations	8,604	3,917	**
(Loss) income from discontinued operations, net of tax	(67)	729	**

Net income	8,537	4,646	84%
Less: Net income attributable to noncontrolling interests	(231)	(132)	75%

Net income attributable to Twenty-First Century Fox stockholders	$8,306	$4,514	84%

	For the years ended June 30,
	2015	2014	% Change
	(in millions, except %)
Revenues (excluding Direct Broadcast Satellite Television):
Affiliate fees	$10,396	$9,108	14%
Advertising	7,503	7,870	(5)%
Content	8,700	8,665	-
Other	353	419	(16)%

Adjusted Total Revenues	26,952	26,062	3%
Direct Broadcast Satellite Television, net of eliminations	2,035	5,805	(65)%

Total revenues	$28,987	$31,867	(9)%

**	not meaningful

Overview – The Company’s revenues decreased 9% for fiscal 2015, as compared to fiscal 2014. The changes in revenues were primarily due to the effect of the sale of the DBS businesses in November 2014. Excluding the activity of the DBS businesses, the Company’s revenues increased 3% for fiscal 2015, as compared to fiscal 2014, primarily due to higher affiliate fee revenues partially offset by a decrease in advertising revenues. The increase in affiliate fee revenues was primarily attributable to higher average rates per subscriber across most channels and the effect of the acquisition of the majority interest in the Yankees Entertainment and Sports Network (the “YES Network”) in February 2014. The decrease in advertising revenues for fiscal 2015 was primarily due to the comparative effect of the broadcast of Super Bowl XLVIII in February 2014 and lower general entertainment primetime ratings at FOX. The strengthening of the U.S. dollar against local currencies resulted in a revenue decrease of approximately $625 million for fiscal 2015, as compared to fiscal 2014.

Operating expenses decreased 12% for fiscal 2015, as compared to fiscal 2014, primarily due to the sale of the DBS businesses in November 2014 partially offset by increases at the Cable Network Programming segment. During fiscal 2015, operating expenses at the Cable Network Programming segment increased by approximately $1 billion primarily due to higher programming costs including STAR Sports’ broadcast of the International Cricket Council (“ICC”) Cricket World Cup matches, Fox Sports 1’s (“FS1”) inaugural broadcast of Major League Baseball (“MLB”) regular season and playoff games and the continued investment in new shows at FX Networks suite of channels (“FX”).

Selling, general and administrative expenses decreased 8% for fiscal 2015, as compared to fiscal 2014, primarily due to the sale of the DBS businesses in November 2014 partially offset by increases at the Cable Network Programming segment of approximately $255 million. The increase at the Cable Network Programming segment for fiscal 2015 was primarily due to transaction losses on foreign currency exchange movements at FOX International Channels (“FIC”), the continued investment in STAR’s sports and general entertainment channels and the effect of the acquisitions of the majority interest in the YES Network in February 2014 and true[X] in February 2015.

Depreciation and amortization, including the amortization of acquired identifiable intangible assets, decreased 36% for fiscal 2015, as compared to fiscal 2014, primarily due to lower depreciation and amortization as a result of the sale of the DBS businesses. These decreases were partially offset by the amortization of acquired identifiable intangible assets resulting from the acquisition of the majority interest in the YES Network in February 2014.

Equity earnings of affiliates – Equity earnings of affiliates increased $282 million for fiscal 2015, as compared to fiscal 2014. The increase was due to higher results at Sky which included the Company’s proportionate share of approximately $790 million of gains related to the sale of Sky’s investments in Sky Betting & Gaming, ITV plc and NGC International. Partially offsetting these increases were the results at Endemol Shine Group, an affiliate from December 2014 (See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox), lower results at Hulu LLC and the effect of the acquisition of the majority interest in the YES Network in February 2014.

	For the years ended June 30,
	2015	2014	% Change
	(in millions, except %)
Sky	$1,139	$619	84%
Other equity affiliates	(235)	3	**

Equity earnings of affiliates	$904	$622	45%

**	not meaningful

Interest expense, net – Interest expense increased $77 million for fiscal 2015, as compared to fiscal 2014, primarily due to the higher average debt outstanding as a result of the debt consolidated in connection with the acquisition of the majority interest in the YES Network in February 2014, and subsequently modified in November 2014, and the issuance in September 2014 of $600 million of 3.70% Senior Notes due 2024 and $600 million of 4.75% Senior Notes due 2044.

Other, net –

	For the years ended June 30,
	2015	2014
	(in millions)
Gain on disposition of DBS businesses	$4,984	$-
Gain on disposition of Shine Group	58	-
Change in fair value of securities	12	(4)
Impairment charges	(270)	-
Settlement loss on pension liabilities	(245)	-
Restructuring	(232)	(52)
Loss on exit of MundoFox investment	(85)	-
Venezuela foreign currency devaluation	(28)	(104)
Investment impairment losses	(4)	(69)
Gain on sale of investment in STATS	-	112
Gain on sale of investment in Phoenix	-	199
Shareholder litigation settlement	-	111
Loss on sale of investment in NDS	-	(30)
Other	6	11

Other, net	$4,196	$174

For additional details on Other, net, see Note 22 – Additional Financial Information to the accompanying Consolidated Financial Statements of Twenty-First Century Fox.

Income tax expense – The Company’s tax provision and related effective tax rate of 13% for fiscal 2015 was lower than the statutory rate of 35% primarily due to the income tax benefits associated with the reversal of previously recorded valuation allowances related to capital loss carryforwards and foreign tax credit carryforwards utilized to offset the income tax liability from the disposition of the DBS businesses. The reversal of the valuation allowance yielded an aggregate income tax benefit of 17% for the year. The Company also recognized a benefit of approximately 3% associated with the recognition of various tax benefits. These benefits primarily relate to the reversal of additional valuation allowances related to its foreign tax credit carryforwards as the Company has separately determined, that it is more likely than not that the Company will utilize these credit carryforwards before they expire.

The Company’s tax provision and related effective tax rate of 25% for fiscal 2014 was lower than the statutory rate of 35% primarily due to a 7% rate reduction from our foreign operations due to tax credits and deductions arising from a corporate restructuring as well as the effect of income attributable to noncontrolling interests. The balance of the difference in the rate was primarily attributable to the Company’s ability to utilize the domestic production activities deduction and the recognition of a deferred tax asset for additional tax basis.

(Loss) income from discontinued operations, net of tax – For fiscal 2015, the Company recorded a loss from discontinued operations of $67 million as compared to income of $729 million in fiscal 2014. The change was primarily due to the recognition, in fiscal 2014, of a tax reimbursement paid to News Corp and then transferred to the Company in accordance with the tax sharing and indemnification agreement entered into at the time of the Separation. Prior to the Separation, a subsidiary of News Corp had filed for tax reimbursement in a foreign jurisdiction.

Net income – Net income increased for fiscal 2015, as compared to fiscal 2014, primarily due to the gain on the sale of the DBS businesses in November 2014.

Net income attributable to noncontrolling interests – The change in Net income attributable to noncontrolling interests for fiscal 2015, as compared to fiscal 2014, was primarily due to the effect of the sale of the Company’s interest in Sky Deutschland in November 2014.

Results of Operations—Fiscal 2014 versus Fiscal 2013

The following table sets forth the Company’s operating results for fiscal 2014, as compared to fiscal 2013, including presentation of Revenues by component excluding the DBS segment and related intersegment eliminations.

	For the years ended June 30,
	2014	2013	% Change
	(in millions, except %)
Revenues:
Affiliate fees	$8,984	$7,678	17%
Subscription	5,467	4,074	34%
Advertising	8,218	7,634	8%
Content	8,596	7,871	9%
Other	602	418	44%

Total revenues	31,867	27,675	15%
Operating expenses	(21,108)	(17,496)	21%
Selling, general and administrative	(4,129)	(4,007)	3%
Depreciation and amortization	(1,142)	(797)	43%
Equity earnings of affiliates	622	655	(5)%
Interest expense, net	(1,121)	(1,063)	5%
Interest income	26	57	(54)%
Other, net	174	3,712	(95)%

Income from continuing operations before income tax expense	5,189	8,736	(41)%
Income tax expense	(1,272)	(1,690)	(25)%

Income from continuing operations	3,917	7,046	(44)%
Income from discontinued operations, net of tax	729	277	**

Net income	4,646	7,323	(37)%
Less: Net income attributable to noncontrolling interests	(132)	(226)	(42)%

Net income attributable to Twenty-First Century Fox stockholders	$4,514	$7,097	(36)%

	For the years ended June 30,
	2014	2013	% Change
	(in millions, except %)
Revenues (excluding Direct Broadcast Satellite Television):
Affiliate fees	$9,108	$7,796	17%
Advertising	7,870	7,386	7%
Content	8,665	7,893	10%
Other	419	402	4%

Adjusted Total Revenues	26,062	23,477	11%
Direct Broadcast Satellite Television, net of eliminations	5,805	4,198	38%

Total revenues	$31,867	$27,675	15%

**	not meaningful

Overview – The Company’s revenues increased 15% for fiscal 2014, as compared to fiscal 2013, primarily due to increases in subscription, affiliate fees, content and advertising revenues. The increase in subscription revenues was primarily due to the effect of the consolidation of Sky Deutschland from January 2013. The increase in affiliate fees for fiscal 2014 was principally attributable to higher average rates per subscriber across most cable channels, including the conversion and related launch of new channels, and the acquisition of majority interests in the YES Network, Fox Sports Asia (formerly ESPN Star Sports) and Eredivisie Media & Marketing CV (collectively the “Acquisitions”). Also contributing to the increase in affiliate fees for fiscal 2014 were higher retransmission consent revenues. The increase in content revenues was primarily due to higher sales of television and motion picture productions. The increase in advertising revenue for fiscal 2014 was principally attributable to revenues arising from the broadcast of Super Bowl XLVIII in February 2014, growth at the Cable Network Programming segment including the conversion and related launch of new channels, FS1, STAR Sports networks and FXX, and the Acquisitions. The strengthening of the U.S. dollar against local currencies (non-Euro) resulted in a revenue decrease of approximately $285 million for fiscal 2014, as compared to fiscal 2013, partially offset by the effect of the weakening of the U.S. dollar against the Euro of approximately $225 million.

Operating expenses increased 21% for fiscal 2014, as compared to fiscal 2013, primarily due to the increases at the DBS, Cable Network Programming and Filmed Entertainment segments of approximately $1,490 million, $1,070 million and $975 million, respectively. The operating expense increase at the DBS segment was primarily due to the effect of the consolidation of Sky Deutschland from January 2013. The increase at the Cable Network Programming segment for fiscal 2014 was primarily related to higher programming costs, the continued investments in the new channels, FS1, STAR Sports networks and FXX, and the Acquisitions. The increase at the Filmed Entertainment segment was primarily related to an increase in production amortization and participation costs related to the television programming and motion picture production businesses and higher theatrical marketing costs as a result of the increase in the number of significant theatrical releases in fiscal 2014, as compared to fiscal 2013.

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

Equity earnings of affiliates – Equity earnings of affiliates decreased $33 million for fiscal 2014, as compared to fiscal 2013, due to a $283 million decrease related to Sky, partially offset by increases at the Other equity affiliates. The decrease in Sky’s equity results is primarily due to a decline of approximately $170 million in gains from the Company’s participation in Sky’s share repurchase program during fiscal 2014 and lower results. The increase in contributions from the Other equity affiliates was led by better results at Hulu LLC which benefited from higher subscription and advertising revenues and the absence of the charges recorded during fiscal 2013 for the redemption of Providence Equity Partners’ equity interest in October 2012. Also contributing to the increase at the Other equity affiliates were higher contributions from the YES Network, which was an affiliate until the date of its acquisition, and the absence of equity losses due to the consolidation of Sky Deutschland from January 2013.

	For the years ended June 30,
	2014	2013	% Change
	(in millions, except %)
Sky	$619	$902	(31)%
Other equity affiliates	3	(247)	**

Equity earnings of affiliates	$622	$655	(5)%

**	not meaningful

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

Other, net –

	For the years ended June 30,
	2014	2013
	(in millions)
Gain on sale of investment in Phoenix	$199	$81
Gain on sale of investment in STATS	112	-
Shareholder litigation settlement	111	-
Venezuela foreign currency devaluation	(104)	-
Investment impairment losses	(69)	(20)
Restructuring	(52)	(13)
(Loss) gain on sale of investment in NDS	(30)	1,446
Change in fair value of securities	(4)	86
Gain on Sky Deutschland transaction	-	2,069
Gain on Fox Sports Asia transaction	-	174
Loss on sale of Baltimore station	-	(92)
Impairment charges	-	(35)
Other	11	16

Other, net	$174	$3,712

For additional details on Other, net, see Note 22 – Additional Financial Information to the accompanying Consolidated Financial Statements of Twenty-First Century Fox.

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

Income from discontinued operations, net of tax – For fiscal 2014, the Company recorded Income from discontinued operations of $729 million as compared to income of $277 million in fiscal 2013. The change was primarily due to the absence of income from discontinued operations as a result of the Separation in fiscal 2013 and the recognition in fiscal 2014 of a tax reimbursement paid to News Corp and then transferred to the Company in accordance with the tax sharing and indemnification agreement. Prior to the Separation, a subsidiary of News Corp, had filed for reimbursement in a foreign jurisdiction.

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

Fiscal 2015 versus Fiscal 2014

The following table reconciles Total Segment OIBDA to Income from continuing operations before income tax expense for fiscal 2015, as compared to fiscal 2014.

	For the years ended June 30,
	2015	2014	% Change
	(in millions, except %)
Revenues	$28,987	$31,867	(9)%
Operating expenses	(18,561)	(21,108)	(12)%
Selling, general and administrative	(3,784)	(4,129)	(8)%
Amortization of cable distribution investments	80	85	(6)%

Total Segment OIBDA	6,722	6,715	-
Amortization of cable distribution investments	(80)	(85)	(6)%
Depreciation and amortization	(736)	(1,142)	(36)%
Equity earnings of affiliates	904	622	45%
Interest expense, net	(1,198)	(1,121)	7%
Interest income	39	26	50%
Other, net	4,196	174	**

Income from continuing operations before income tax expense	$9,847	$5,189	90%

** not meaningful

The following tables set forth the Company’s Revenues and Segment OIBDA for fiscal 2015, as compared to fiscal 2014, including presentation of Revenues excluding the DBS segment and related intersegment eliminations (“Adjusted Total Revenues”).

	For the years ended June 30,
	2015	2014	% Change
	(in millions, except %)
Revenues:
Cable Network Programming	$13,773	$12,273	12%
Television	4,895	5,296	(8)%
Filmed Entertainment	9,525	9,679	(2)%
Direct Broadcast Satellite Television	2,112	6,030	(65)%
Other, Corporate and Eliminations	(1,318)	(1,411)	7%

Total revenues	28,987	31,867	(9)%
Less: Direct Broadcast Satellite Television, net of eliminations	(2,035)	(5,805)	(65)%

Adjusted Total Revenues	$26,952	$26,062	3%

	For the years ended June 30,
	2015	2014	% Change
	(in millions, except %)
Segment OIBDA:
Cable Network Programming	$4,648	$4,407	5%
Television	718	882	(19)%
Filmed Entertainment	1,445	1,358	6%
Direct Broadcast Satellite Television	234	424	(45)%
Other, Corporate and Eliminations	(323)	(356)	9%

Total Segment OIBDA	$6,722	$6,715	-

Cable Network Programming (48% and 39% of the Company’s consolidated revenues in fiscal 2015 and 2014, respectively)

For fiscal 2015, revenues at the Cable Network Programming segment increased $1.5 billion, or 12%, as compared to fiscal 2014, primarily due to higher affiliate fee and advertising revenues as shown below:

Fiscal 2015 % Increase
Affiliate fees	13%
Advertising	8%

These revenue increases are net of a decrease of approximately $355 million for fiscal 2015, as compared to fiscal 2014, due to the strengthening of the U.S. dollar against local currencies.

Domestic affiliate fee revenues increased 17% for fiscal 2015, as compared to fiscal 2014. Approximately 60% of the increase for fiscal 2015 was due to higher average rates per subscriber across most channels led by FS1, the Regional Sports Networks (“RSNs”), Fox News Channel (“Fox News”) and FX. The balance of the growth was primarily attributable to the effect of the acquisition of the majority interest in the YES Network in February 2014. Domestic advertising revenues increased 4% for fiscal 2015, as compared to fiscal 2014, primarily due to the effect of the acquisition of the majority interest in YES Network and strong advertising growth led by FS1’s inaugural broadcast of MLB regular season and playoff games, higher pricing at Fox News and higher ratings at FX.

For fiscal 2015, international affiliate fee revenues increased 3%, as compared to fiscal 2014. The increase in international affiliate fee revenues was led by local currency growth, primarily at FIC, as a result of additional subscribers and higher rates in Latin America and new affiliate agreements at STAR. For fiscal 2015, international advertising revenues increased 14%, as compared to fiscal 2014, primarily driven by higher ratings and increased pricing at STAR’s entertainment channels and the broadcast of the ICC Cricket World Cup matches on STAR Sports. The increase in international affiliate fee and advertising revenues in local currencies for fiscal 2015, as compared to fiscal 2014, was partially offset by the adverse impact of the strengthening of the U.S. dollar against local currencies, primarily in Latin America and Europe.

For fiscal 2015, Segment OIBDA at the Cable Network Programming segment increased $241 million, or 5%, as compared to fiscal 2014, primarily due to the revenue increases noted above, partially offset by higher expenses of $1,259 million, or 16%, as compared to fiscal 2014. Operating expenses increased by approximately $1 billion for fiscal 2015, as compared to fiscal 2014. Approximately two-thirds of the increase during fiscal 2015 was due to the continued investment in new sports channels, including STAR Sports’ broadcast of the ICC Cricket World Cup matches, new events broadcast on FS1, including MLB games and National Association of Stock Car Auto Racing (“NASCAR”) Sprint Cup Series races, and the effect of the acquisition of the majority interest in the YES Network. The balance of the increase was primarily related to higher programming costs at FX and the RSNs. The increase at FX was a result of the continued investment in new shows, including the acquisition of The Simpsons, and at the RSNs as a result of contractual rate increases for professional sports rights. Selling, general and administrative expenses increased for fiscal 2015 by approximately $255 million, as compared to fiscal 2014, primarily due to transaction losses on foreign currency exchange movements at FIC, the continued investment in STAR’s sports and general entertainment channels and the effect of the acquisitions of the majority interest in the YES Network in February 2014 and true[X] in February 2015. The increase in Segment OIBDA for fiscal 2015, as compared to fiscal 2014, was net of decreases of approximately $220 million due to strengthening of the U.S. dollar against local currencies.

Television (17% of the Company’s consolidated revenues in fiscal 2015 and 2014)

For fiscal 2015, revenues at the Television segment decreased $401 million, or 8%, as compared to fiscal 2014, primarily due to lower advertising revenues partially offset by higher affiliate fee revenues. Advertising revenues decreased 14% for fiscal 2015, as compared to fiscal 2014, primarily due to the comparative effect of revenues of approximately $350 million arising from the broadcast of Super Bowl XLVIII in February 2014. Also contributing to the decrease were lower general entertainment primetime ratings at FOX and the effect of fewer MLB League Championship playoff games and NASCAR Sprint Cup Series races being broadcast on FOX as the events were shifted to FS1. Partially offsetting these decreases were higher political advertising revenues related to the 2014 mid-term elections, higher rates for the broadcast of the National Football League (“NFL”) regular season and the broadcasts of the 2015 U.S. Open Golf Championship and the Fédération Internationale de Football Association (“FIFA”) Women’s World Cup events. Affiliate fee revenues increased as a result of higher retransmission consent rates for fiscal 2015, as compared to fiscal 2014.

For fiscal 2015, Segment OIBDA at the Television segment decreased $164 million, or 19%, as compared to fiscal 2014, primarily due to the revenue decreases noted above partially offset by lower expenses of $237 million, or 5%, as compared to fiscal 2014. Operating expenses decreased by approximately $210 million for fiscal 2015, as compared to fiscal 2014, primarily due to the comparative effect of the broadcast of Super Bowl XLVIII and the effect of sporting events, mainly MLB League Championship playoff games, shifting from FOX to FS1. Partially offsetting these decreases were the effect of the new NFL broadcast agreement and the broadcasts of the 2015 U.S. Open Golf Championship and the FIFA Women’s World Cup events.

Filmed Entertainment (33% and 30% of the Company’s consolidated revenues in fiscal 2015 and 2014, respectively)

For fiscal 2015, revenues at the Filmed Entertainment segment decreased $154 million, or 2%, as compared to fiscal 2014. The decrease in revenues was primarily due to the effect of the disposition of Shine Group in December 2014 and lower network and syndication revenues from the licensing of television productions, including the effect of the series finale of How I Met Your Mother in fiscal 2014, partially offset by higher worldwide theatrical, home entertainment and digital distribution revenues of motion picture productions. Fiscal 2015 revenues included the worldwide theatrical, home entertainment and pay television releases of Dawn of the Planet of the Apes, Maze Runner and Gone Girl, the worldwide theatrical and home entertainment releases of How to Train Your Dragon 2, Kingsman: The Secret Service and Night at the Museum: Secret of the Tomb, as compared to fiscal 2014, which included the worldwide theatrical releases of X-Men: Days of Future Past and Rio 2 and the worldwide theatrical, home entertainment and pay television performance of The Wolverine and The Heat. Also contributing to the decrease in revenues was the strengthening of the U.S. dollar against local currencies of approximately $200 million for fiscal 2015, as compared to fiscal 2014.

For fiscal 2015, Segment OIBDA at the Filmed Entertainment segment increased $87 million, or 6%, as compared to fiscal 2014, primarily due to lower expenses of $241 million, or 3%, as compared to fiscal 2014. Operating expenses decreased by approximately $160 million for fiscal 2015, as compared to fiscal 2014, primarily due to the disposition of Shine Group in December 2014 and lower amortization related to television productions partially offset by higher motion picture production amortization and participation costs. Selling, general and administrative expenses decreased for fiscal 2015 by approximately $80 million, as compared to fiscal 2014, primarily due to the disposition of Shine Group in December 2014. The increase in Segment OIBDA for fiscal 2015, as compared to fiscal 2014, was net of a decrease of approximately $130 million due to strengthening of the U.S. dollar against local currencies, primarily in Europe.

In December 2014, the Company contributed its interests in Shine Group into Endemol Shine Group, a joint venture (See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox). For fiscal 2015, revenues and Segment OIBDA related to the Shine Group decreased approximately $600 million and $50 million, respectively, as compared to fiscal 2014.

Direct Broadcast Satellite Television (7% and 19% of the Company’s consolidated revenues in fiscal 2015 and 2014, respectively)

In November 2014, the Company sold its interests in Sky Italia and Sky Deutschland (See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox). As a result, for fiscal 2015, revenues and Segment OIBDA at the DBS segment decreased $3,918 million, or 65%, and $190 million, or 45%, respectively, as compared to fiscal 2014.

Fiscal 2014 versus Fiscal 2013

The following table reconciles Total Segment OIBDA to Income from continuing operations before income tax expense for fiscal 2014, as compared to fiscal 2013.

	For the years ended June 30,
	2014	2013	% Change
	(in millions, except %)
Revenues	$31,867	$27,675	15%
Operating expenses	(21,108)	(17,496)	21%
Selling, general and administrative	(4,129)	(4,007)	3%
Amortization of cable distribution investments	85	89	(4)%

Total Segment OIBDA	6,715	6,261	7%
Amortization of cable distribution investments	(85)	(89)	(4)%
Depreciation and amortization	(1,142)	(797)	43%
Equity earnings of affiliates	622	655	(5)%
Interest expense, net	(1,121)	(1,063)	5%
Interest income	26	57	(54)%
Other, net	174	3,712	(95)%

Income from continuing operations before income tax expense	$5,189	$8,736	(41)%

The following tables set forth the Company’s Revenues and Segment OIBDA for fiscal 2014, as compared to fiscal 2013, including Adjusted Total Revenues.

	For the years ended June 30,
	2014	2013	% Change
	(in millions, except %)
Revenues:
Cable Network Programming	$12,273	$10,881	13%
Television	5,296	4,860	9%
Filmed Entertainment	9,679	8,642	12%
Direct Broadcast Satellite Television	6,030	4,439	36%
Other, Corporate and Eliminations	(1,411)	(1,147)	(23)%

Total revenues	31,867	27,675	15%
Less: Direct Broadcast Satellite Television, net of eliminations	(5,805)	(4,198)	38%

Adjusted Total Revenues	$26,062	$23,477	11%

	For the years ended June 30,
	2014	2013	% Change
	(in millions, except %)
Segment OIBDA:
Cable Network Programming	$4,407	$4,177	6%
Television	882	855	3%
Filmed Entertainment	1,358	1,308	4%
Direct Broadcast Satellite Television	424	397	7%
Other, Corporate and Eliminations	(356)	(476)	25%

Total Segment OIBDA	$6,715	$6,261	7%

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

Domestic affiliate fee revenues increased 14% for fiscal 2014, as compared to fiscal 2013. Over 55% of the increase during fiscal 2014 was due to higher average rates per subscriber across most channels led by the RSNs, Fox News, FX Networks, which includes FXX, and the conversion and related launch of FS1. In addition, over 15% of the increase in affiliate fee revenues during fiscal 2014 was due to growth in subscribers, led by the conversion and related launch of new channels. The balance of the growth was primarily attributable to the impact resulting from the acquisition of the majority interest in the YES Network in February 2014 and the absence of distributor allowances resulting from the 2012-2013 National Hockey League (“NHL”) lockout in fiscal 2013. Domestic advertising revenues increased 8% for fiscal 2014 as compared to fiscal 2013. Approximately 65% of the increase in domestic advertising revenues is primarily due to higher pricing and volume, at FX Networks, which includes FXX, at the National Geographic Channels and the conversion and related launch of FS1. The balance of the growth in domestic advertising revenue was primarily attributable to the contributions from the YES Network and additional NHL games in fiscal 2014.

For fiscal 2014, international affiliate fee revenues increased 19% and international advertising revenues increased 9% as compared to fiscal 2013. For fiscal 2014, the increase in international affiliate fee revenues was substantially led by local currency growth, primarily at FIC, as a result of higher pricing in Latin America and increase in subscribers in Latin America and Asia. The increase in international advertising revenues in fiscal 2014 was significantly driven by local currency growth at FIC and STAR due to higher pricing and volume in Latin America, higher pricing at STAR’s entertainment channels and STAR Sports’ broadcast of the Asia Cup and ICC cricket tournaments. Also contributing to the increase in international affiliate fee and advertising revenues for fiscal 2014 was the conversion and related launch of STAR Sports, the consolidation of Fox Sports Asia and the acquisition of EMM. The international affiliate fee and advertising revenue increases in local currencies, for fiscal 2014, were partially offset by the adverse impact of the strengthening of the U.S. dollar against local currencies, primarily in India and Latin America.

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

Television (17% and 18% of the Company’s consolidated revenues in fiscal 2014 and 2013, respectively)

For fiscal 2014, revenues at the Television segment increased $436 million, or 9%, as compared to fiscal 2013, primarily due to higher advertising revenues and affiliate fee revenues. Advertising revenues increased 5% for fiscal 2014, as compared to fiscal 2013, primarily due to the revenues arising from the broadcast of Super Bowl XLVIII in February 2014 of approximately $350 million and from higher pricing and ratings driven by the strong

NFL regular and post season and the MLB post season, including the two additional MLB World Series games in fiscal 2014. These increases were partially offset by the effect of lower primetime ratings, led by declines at American Idol and X-Factor, and lower political advertising due to the absence of the benefit in fiscal 2013 from the 2012 elections. Affiliate fee revenues increased as a result of higher retransmission consent revenues for fiscal 2014, as compared to fiscal 2013.

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

Direct Broadcast Satellite Television (19% and 16% of the Company’s consolidated revenues in fiscal 2014 and 2013, respectively)

For fiscal 2014, revenues at the DBS segment increased $1,591 million, or 36%, as compared to fiscal 2013, primarily due to the inclusion of revenues resulting from the consolidation of Sky Deutschland from January 2013 and greater contribution from Sky Italia primarily due to the broadcast of the 2014 FIFA World Cup. The weakening of the U.S. dollar against the Euro also contributed to a revenue increase of approximately $225 million for fiscal 2014, as compared to fiscal 2013.

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

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has a five-year unused $1.4 billion revolving credit facility, which expires in May 2020, and has access to various film co-production alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of June 30, 2015, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television productions.

As of June 30, 2015, the Company’s consolidated assets included $8.4 billion in cash and cash equivalents, of which approximately $950 million was held by the Company’s foreign subsidiaries. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend nor foresee a need to repatriate these funds. Should the Company require more capital in the U.S. than is generated by or available to its domestic operations, the Company could elect to repatriate funds held in foreign jurisdictions which may result in higher effective tax rates and higher cash paid for income taxes for the Company.

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

Sources and Uses of Cash – Fiscal 2015 vs. Fiscal 2014

Net cash provided by operating activities for fiscal 2015 and 2014 was as follows (in millions):

For the years ended June 30,	2015	2014
Net cash provided by operating activities from continuing operations	$3,617	$2,964

The increase in net cash provided by operating activities during fiscal 2015, as compared to fiscal 2014, primarily reflects lower tax payments and, at the Filmed Entertainment segment, higher receipts for theatrical and television productions. These improvements were partially offset by the absence of cash flows due to the sale of the DBS businesses in November 2014.

Net cash provided by (used in) investing activities for fiscal 2015 and 2014 was as follows (in millions):

For the years ended June 30,	2015	2014
Net cash provided by (used in) investing activities from continuing operations	$6,736	$(935)

The increase in net cash provided by (used in) investing activities during fiscal 2015, as compared to fiscal 2014, was primarily due to the cash proceeds from the sale of the DBS businesses in November 2014 partially offset by the Company’s participation in Sky’s equity offering in July 2014.

Net cash used in financing activities for fiscal 2015 and 2014 was as follows (in millions):

For the years ended June 30,	2015	2014
Net cash used in financing activities from continuing operations	$(7,102)	$(3,776)

The increase in net cash used in financing activities during fiscal 2015, as compared to fiscal 2014, was primarily due to additional cash used for share repurchases and for repayments on net borrowings. Also contributing to this increase was cash used in connection with the Company’s acquisition of Sky’s 21% noncontrolling interest in NGC International.

In August 2015, the Company announced that the Board approved an additional $5 billion authorization, excluding commissions, to the Company’s stock repurchase program for the repurchase of Class A Common Stock. The Company intends to complete this stock repurchase program by August 2016.

The program may be modified, extended, suspended or discontinued at any time.

The total dividends declared related to fiscal 2015 results were $0.30 per share of Class A Common Stock and Class B Common Stock. In August 2015, the Company declared the final dividend on fiscal 2015 results of $0.15 per share for Class A Common Stock and Class B Common Stock. This together with the interim dividend of $0.15 per share of Class A Common Stock and Class B Common Stock, paid in April 2015, constitute the total dividend relating to fiscal 2015.

Based on the number of shares outstanding as of June 30, 2015 and a similar dividend rate as in fiscal 2015, the total aggregate cash dividends expected to be paid to stockholders in fiscal 2016 is approximately $610 million.

Sources and Uses of Cash – Fiscal 2014 vs. Fiscal 2013

Net cash provided by operating activities for fiscal 2014 and 2013 was as follows (in millions):

For the years ended June 30,	2014	2013
Net cash provided by operating activities from continuing operations	$2,964	$3,002

Net cash provided by operating activities for fiscal 2014 was relatively consistent with net cash provided by operating activities in fiscal 2013. During fiscal 2014, higher receipts, primarily related to increases in affiliate fees and subscription collections, were offset by higher programming spending, production spending and participation payments.

Net cash (used in) provided by investing activities for fiscal 2014 and 2013 was as follows (in millions):

For the years ended June 30,	2014	2013
Net cash (used in) provided by investing activities from continuing operations	$(935)	$86

The change in net cash (used in) provided by investing activities for fiscal 2014, as compared to fiscal 2013, was primarily due to the absence of cash proceeds from the sale of NDS in fiscal 2013.

Net cash used in financing activities for fiscal 2014 and 2013 was as follows (in millions):

For the years ended June 30,	2014	2013
Net cash used in financing activities from continuing operations	$(3,776)	$(4,571)

The change in net cash used in financing activities for fiscal 2014, as compared to fiscal 2013, was primarily due to the absence of the $2.6 billion cash contribution, in fiscal 2013, to News Corp as part of the Separation partially offset by an increase in cash used for share repurchases of approximately $1.7 billion.

Debt Instruments

The following table summarizes cash from borrowings and cash used in repayment of borrowings for fiscal 2015, 2014 and 2013.

	For the years ended June 30,
	2015	2014	2013
	(in millions)
Borrowings
Notes due September 2024 and due September 2044(a)	$1,191	$-	$-
Notes due September 2023 and due September 2043(a)	-	987	-
Notes due September 2022	-	-	987
New revolving credit facility (Sky Deutschland)(a)	-	-	293
Bank loans(b)	1,970	168	-
All other	-	-	(3)

Total borrowings	$3,161	$1,155	$1,277

Repayment of borrowings
Notes due December 2014(a)	$(750)	$-	$-
A$ Notes due February 2014	-	(134)	-
Notes due February 2013	-	-	(273)
Senior subordinated notes(a)	(559)	-	-
Bank loans(b)	(1,536)	(162)	-
All other(c)	-	-	(481)

Total repayment of borrowings	$(2,845)	$(296)	$(754)

(a)	See Note 11 – Borrowings to the accompanying Consolidated Financial Statements of Twenty-First Century Fox.
(b)

The fiscal 2015 activity includes the effect of the amendment to the YES Network credit agreement (See Note 11 – Borrowings to the accompanying Consolidated Financial Statements of Twenty-First Century Fox). The fiscal 2014 activity includes $168 million in borrowings and $143 million in repayments under the YES Network secured revolving credit facility. The balance of the repayments was related to the YES Network term loan facility.

(c)

The repayment of borrowings includes debt acquired in the Sky Deutschland transaction which was subsequently repaid in full during fiscal 2013 (See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox).

Ratings of the Public Debt

The table below summarizes the Company’s credit ratings as of June 30, 2015.

Rating Agency	Senior Debt	Outlook
Moody's	Baa1	Stable
Standard & Poor's	BBB+	Stable

Revolving Credit Agreement

In May 2015, the Company refinanced the $2.0 billion revolving credit agreement with a new $1.4 billion unsecured revolving credit facility (See Note 11 – Borrowings to the accompanying Consolidated Financial Statements of Twenty-First Century Fox for further information).

Commitments and Guarantees

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2015.

	As of June 30, 2015
	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
	(in millions)
Contracts for capital expenditure	$12	$12	$-	$-	$-
Operating leases and service agreements
Land and buildings	1,492	241	440	384	427
Other	484	98	159	101	126
Other commitments
Borrowings	19,039	244	936	2,281	15,578
Sports programming rights	48,598	4,955	9,459	8,508	25,676
Entertainment programming rights	2,664	1,102	967	458	137
Other commitments and contractual obligations	3,152	669	1,395	354	734

Total commitments, borrowings and contractual obligations	$75,441	$7,321	$13,356	$12,086	$42,678

The Company also has certain contractual arrangements in relation to certain subsidiaries and investees that would require the Company to make payments or provide funding if certain circumstances occur (“contingent guarantees”). The Company does not expect that these contingent guarantees will result in any material amounts being paid by the Company in the foreseeable future. The timing of the amounts presented in the table below reflect when the maximum contingent guarantees will expire and does not indicate that the Company expects to incur an obligation to make payments during that time frame.

		Amount of guarantees expiration per period
Contingent guarantees:	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
	(in millions)
Sports programming rights	$1,095	$924	$163	$-	$8
Hulu indemnity	115	-	115	-	-
Letters of credit and other	53	50	-	2	1

Total contingent guarantees	$1,263	$974	$278	$2	$9

Operating leases and service agreements

Operating leases and service agreements primarily include agreements for office facilities, equipment, transponder service agreements and microwave transmitters used to carry broadcast signals. The leases, which are classified as operating leases, expire at certain dates through fiscal 2050. Included in the total amounts committed of $1.5 billion, are approximately $280 million for office facilities that have been sub-leased to News Corp.

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

Under the Company’s contract with the ICC, remaining future minimum payments for programming rights to broadcast international cricket matches and series are payable over the remaining term of the contract through 2023. In connection with the agreement with the ICC, the Company was required to obtain a bank guarantee covering its programming rights obligations.

Under the Company’s contract with the Board of Control for Cricket in India (“BCCI”), remaining future minimum payments for program rights to broadcast international and domestic cricket matches and series are payable over the remaining term of the contract through 2018. In connection with the agreement with the BCCI, the Company was required to obtain a bank guarantee covering its programming rights obligations.

In fiscal 2015, the Company and the BCCI, agreed to terminate the program rights related to Champions League Twenty20 (“CLT20”) for approximately $420 million in cash, including service taxes. In connection with the termination agreement, the Company was required to obtain a bank guarantee covering its obligations. The Company was relieved of its obligations under the bank guarantee when the Company made the cash payment to the BCCI in July 2015 (See Note 5 – Restructuring Programs to the accompanying Consolidated Financial Statements of Twenty-First Century Fox).

In addition, the Company has certain other local sports broadcasting rights including the right to broadcast the New York Yankees pre-season and regular season games through the 2042 MLB season.

In July 2015, the Company expanded its arrangement with one of the collegiate conferences for broadcast rights through 2032 and one of the Company’s RSNs agreed to a new rights agreement with a MLB team for broadcast rights through 2032. As part of this new RSN agreement, the Company has agreed to provide the MLB team with an ownership interest in the RSN.

Other commitments and contractual obligations

Primarily includes obligations relating to distribution agreements, deferred and contingent consideration related to business combinations, marketing agreements and television rating services.

Hulu indemnity

See Note 15 – Commitments and Contingencies to the accompanying Consolidated Financial Statements of Twenty-First Century Fox.

Pension and other postretirement benefits and unrecognized tax benefits

The table excludes the Company’s pension, other postretirement benefits (“OPEB”) obligations and the gross unrecognized tax benefits for uncertain tax positions as the Company is unable to reasonably predict the ultimate amount and timing. The Company made contributions of $174 million and $100 million to its pension plans in fiscal 2015 and 2014, respectively. The majority of these contributions were voluntarily made to improve the funding status of the plans. Future plan contributions are dependent upon actual plan asset returns, interest rates and statutory requirements. Assuming that actual plan asset returns are consistent with the Company’s expected plan returns in fiscal 2016 and beyond, and that interest rates remain constant, the Company would not be required to make any material contributions to its U.S. pension plans for the immediate future. Required pension plan contributions for the next fiscal year are not expected to be material but the Company may make voluntary contributions in future periods. Payments due to participants under the Company’s pension plans are primarily paid out of underlying trusts. Payments due under the Company’s OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company’s pension plans. The Company does not expect its net OPEB payments to be material in fiscal 2016 (See Note 16 – Pension and Other Postretirement Benefits to the accompanying Consolidated Financial Statements of Twenty-First Century Fox for further discussion of the Company’s pension and OPEB plans).

Contingencies

Equity purchase arrangements that are exercisable by the counter-party to the agreement, and that are outside the sole control of the Company, are accounted for in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity.” Accordingly, the fair values of such equity purchase arrangements are classified in Redeemable noncontrolling interests. Other than the arrangements classified in Redeemable noncontrolling interests, the Company is also a party to several other purchase and sale arrangements which become exercisable at various points in time. However, these arrangements are currently either not exercisable in the next twelve months or are not material.

In connection with the Separation, the Company and News Corp agreed in the Separation and Distribution Agreement that the Company will indemnify News Corp, on an after-tax basis, for payments made after the Separation arising out of civil claims and investigations relating to the U.K. Newspaper Matters, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp (the “Indemnity”) (See Note 15 – Commitments and Contingencies to the accompanying Consolidated Financial Statements of Twenty-First Century Fox). If additional information becomes available and as payments are made, the Company will update the liability provision for the Indemnity. Any changes to the liability provision for the Indemnity in the future will impact the results of operations for that period.

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

Filmed Entertainment

Revenues from the distribution of motion pictures and television series are recognized in accordance with ASC 926. Revenues from the theatrical distribution of motion pictures are recognized as they are exhibited, and revenues from home entertainment sales, net of a reserve for estimated returns, are recognized on the date that DVD and Blu-ray units are made widely available for sale by retailers or when made available for viewing via digital distribution platforms and all Company-imposed restrictions on the sale or availability have expired. Revenues from television distribution are recognized when the motion picture or television series is made available to the licensee for broadcast.

License agreements for the broadcast of motion pictures and television series in the broadcast network, syndicated television and cable television markets are routinely entered into in advance of their available date for broadcast. Cash received and amounts billed in connection with such contractual rights for which revenue is not yet recognizable is classified as deferred revenue. Because deferred revenue generally relates to contracts for the licensing of motion pictures and television series which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for broadcast under the terms of the related licensing agreement.

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

Filmed Entertainment Costs

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

In accordance with ASC 926, the Company amortizes filmed entertainment and television programming costs using the individual-film-forecast method. Under the individual-film-forecast method, such programming costs are amortized for each film or television program in the ratio that current period actual revenue for such title bears to management’s estimated ultimate revenue as of the beginning of the current fiscal year to be recognized over approximately a six year period from all media and markets for such title. Management bases its estimates of ultimate revenue for each motion picture on the historical performance of similar motion pictures, incorporating factors such as the past box office record of the lead actors and actresses, the genre of the motion picture, pre-release market research (including test market screenings), the expected number of theaters in which the motion picture will be released and, once released, actual results of each motion picture. For each television program, management bases its estimates of ultimate revenue on the performance of the television programming in the initial markets, the existence of future firm commitments to sell additional episodes of the program and the past performance of similar television programs. Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization and/or a write-down of the asset to fair value.

Programming Costs

Costs incurred in acquiring program rights or producing programs are accounted for in accordance with ASC 920, “Entertainment—Broadcasters.” Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing. Television broadcast network programming and original cable programming is amortized on an accelerated basis. Management regularly reviews, and revises when necessary, its total revenue estimates on a contract basis, which may result in a change in the rate of amortization and/or a write-down of the asset to fair value. The recoverability of sports rights contracts for content broadcast on the national sports channels is assessed on an aggregate basis.

The Company has single and multi-year contracts for broadcast rights of programs and sporting events. The costs of multi-year national sports contracts at FOX and the national sports channels are charged to expense and allocated to segments based on the ratio of each current period’s attributable revenue for each contract to the estimated total remaining attributable revenue for each contract. Estimates can change and accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material.

The costs of local and regional sports contracts for a specified number of events are amortized on an event-by-event basis while costs for local and regional sports contracts for a specified season are amortized over the season on a straight-line basis.

As a result of the evaluation of the recoverability of the unamortized costs associated with programming rights, the Company recognized impairment charges of approximately $270 million in fiscal 2015 for entertainment programming rights principally relating to programming that it will no longer broadcast (See Note 6 – Inventories, Net to the accompanying Consolidated Financial Statements of Twenty-First Century Fox for further discussion).

Goodwill and Intangible Assets

The Company’s intangible assets include goodwill, film and television libraries, Federal Communications Commission (“FCC”) licenses, MVPD affiliate agreements and relationships and trademarks and other copyrighted products. Intangible assets acquired in business combinations are recorded at their estimated fair value at the date of acquisition. Goodwill is recorded as the difference between the consideration paid to acquire entities and the estimated fair values assigned to their tangible and identifiable intangible net assets and is assigned to one or more reporting units for purposes of testing for impairment. The judgments made in determining the estimated fair value assigned to each class of intangible assets acquired, their reporting unit, as well as their useful lives can significantly impact net income.

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

During fiscal 2015, the Company determined that the goodwill and indefinite-lived intangible assets included in the accompanying Consolidated Balance Sheet of Twenty-First Century Fox as of June 30, 2015 were not impaired. The Company determined there are no reporting units with goodwill considered to be at risk and will continue to monitor its goodwill and intangible assets for possible future impairment.

See Note 10 – Goodwill and Intangible Assets, Net to the accompanying Consolidated Financial Statements of Twenty-First Century Fox for further discussion on the annual impairment review.

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

Employee Costs

The measurement and recognition of costs of the Company’s pension and OPEB plans require the use of significant management judgments, including discount rates, expected return on plan assets, future compensation and other actuarial assumptions.

The Company participates in and/or sponsors various pension, savings and postretirement benefit plans covering a significant number of its employees and retirees. The major pension plans and postretirement benefit plans are closed to new participants (with the exception of groups covered by collective bargaining agreements). In fiscal 2015, the Company settled a portion of its pension obligations by irrevocably transferring pension liabilities to an insurance company through the purchase of a group annuity contract and through lump sum distributions. This purchase, funded with pension plan assets, resulted in a pre-tax settlement loss related to the recognition of accumulated deferred actuarial losses of $245 million which was included in Other, net in the Consolidated Statement of Operations for fiscal 2015.

For financial reporting purposes, net periodic pension expense is calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, an expected rate of return on plan assets and mortality. The Company considers current market conditions, including changes in investment returns and interest rates, in making these assumptions. In developing the expected long-term rate of return, the Company considered the pension portfolio’s past average rate of returns, and future return expectations of the various asset classes. The expected long-term rate of return is based on an asset allocation assumption of 48% equity securities, 37% fixed-income securities and 15% in cash and other investments. The mortality assumptions reflect data from the new mortality table released by the Society of Actuaries in fiscal 2015.

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

The key assumptions used in developing the Company’s fiscal 2015, 2014 and 2013 net periodic pension expense for its plans consist of the following:

	2015	2014	2013
	(in millions, except %)
Discount rate used to determine net periodic benefit costs	4.5%	5.2%	4.3%
Assets:
Expected rate of return	7.0%	7.0%	7.0%
Actual return	$(2)	$197	$116
Expected return	128	113	110

(Loss) / Gain	$(130)	$84	$6

One year actual return	-	12.6%	7.8%
Five year actual return	7.3%	9.1%	4.4%

The weighted average discount rate is volatile from year to year because it is determined based upon the prevailing rates in the U.S. and Europe as of the measurement date. The Company will utilize a weighted average discount rate of 4.7% in calculating the fiscal 2016 net periodic pension expense for its plans. The Company will use a weighted average long-term rate of return of 6.9% for fiscal 2016 based principally on a combination of asset mix and historical experience of actual plan returns. The accumulated net pre-tax losses on the Company’s pension plans as of June 30, 2015 were $609 million which decreased from $794 million as of June 30, 2014. This decrease of $185 million was primarily due to the settlement of pension liabilities due to the purchase of annuities which resulted in a recognition of deferred losses. The accumulated pre-tax net losses as of June 30, 2015 were primarily the result of changes in discount rates, deferred asset losses and mortality assumptions. Lower discount rates increase present values of benefit obligations and increase the Company’s deferred losses and also increase subsequent-year pension expense. Higher discount rates decrease the present values of benefit obligations and reduce the Company’s accumulated net loss and also decrease subsequent-year pension expense. These deferred losses are being systematically recognized in future net periodic pension expense in accordance with ASC 715, “Compensation—Retirement Benefits.” Unrecognized losses in excess of 10% of the greater of the market-related value of plan assets or the plans’ projected benefit obligation (“PBO”) are recognized over the average future service of the plan participants or average future life of the plan participants.

The Company made contributions of $174 million, $100 million and $95 million to its pension plans in fiscal 2015, 2014 and 2013, respectively. The majority of these contributions were voluntarily made to improve the funding status of the plans which were impacted by the economic conditions noted above. Future plan contributions are dependent upon actual plan asset returns, statutory requirements and interest rate movements. Assuming that actual plan returns are consistent with the Company’s expected plan returns in fiscal 2016 and beyond, and that interest rates remain constant, the Company would not be required to make any material statutory contributions to its primary U.S. pension plans for the immediate future. The Company will continue to make voluntary contributions as necessary to improve funded status.

Changes in net periodic pension expense may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on PBO
0.25 percentage point decrease in discount rate	Increase $9 million	Increase $94 million
0.25 percentage point increase in discount rate	Decrease $9 million	Decrease $88 million
0.25 percentage point decrease in expected rate of return on assets	Increase $4 million	-
0.25 percentage point increase in expected rate of return on assets	Decrease $4 million	-

Fiscal 2016 net periodic pension expense for the Company’s pension plans is expected to be approximately $90 million, which is consistent with fiscal 2015.

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

Foreign Currency Exchange Rates

Historically, the Company conducted its operations in two principal currencies: the U.S. dollar and the Euro. The operations of Sky Italia and Sky Deutschland both utilized the Euro as their functional currency and constituted a significant portion of the Company’s European operations. In November 2014, the Company sold its ownership interests in Sky Italia and Sky Deutschland (See Note 3 – Acquisitions, Disposals and Other Transactions to the accompanying Consolidated Financial Statements of Twenty-First Century Fox for further information). The U.S. dollar is the functional currency of the Company’s U.S. operations and continues to be the principal currency in which the Company conducts its operations. For operations outside the U.S., the respective local currency is generally the functional currency. In most regions where the Company operates, the net earnings of wholly owned subsidiaries are reinvested locally and working capital requirements are met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, draw downs in the appropriate local currency are available from intercompany borrowings. The Company uses foreign currency forward contracts, primarily denominated in Euros and Pound Sterling, to hedge certain exposures to foreign currency exchange rate risks associated with revenues, the cost of producing or acquiring films and television programming as well as its investment in certain foreign operations and equity method investments. Information on the derivative financial instruments with exposure to foreign currency exchange rate risk is presented below:

	As of June 30,
	2015	2014
	(in millions)
Notional Amount (Foreign currency purchases and sales)
Foreign currency purchases	$213	$608
Foreign currency sales	888	90

Aggregate notional amount	$1,101	$698

Notional Amount (Hedge type)
Cash flow hedges	$903	$393
Net investment hedges	198	-
Economic hedges	-	305

Aggregate notional amount	$1,101	$698

Fair Value
Total fair value of financial instruments with foreign currency exchange rate risk: liability	$(26)	$(4)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted foreign currency exchange rates: loss	$(69)	$(35)

Interest Rates

The Company's current financing arrangements and facilities include approximately $17.5 billion of outstanding fixed-rate debt and approximately $1.6 billion of outstanding variable-rate bank debt (See Note 11 – Borrowings to the accompanying Consolidated Financial Statements of Twenty-First Century Fox for further discussion). As of June 30, 2015, the notional amount of interest rate swap contracts outstanding was $978 million, and the fair value of the interest rate swap contracts outstanding was $(4) million.

Fixed and variable-rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed-rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable-rate debt will impact interest expense, as well as the amount of cash required to service such debt. As of June 30, 2015, all of the Company's financial instruments with exposure to interest rate risk were denominated in U.S. dollars. Information on financial instruments with exposure to interest rate risk is presented below:

	As of June 30,
	2015	2014
	(in millions)
Fair Value
Total fair value of financial instruments with exposure to interest rate risk: liability(a)	$(22,002)	$(22,698)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted interest rates: loss	$(864)	$(859)

(a)	The change in the fair values of the Company’s financial instruments with exposure to interest rate risk is primarily due to the changes in interest rates.

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity method affiliates. Information on the Company’s investments with exposure to stock price risk is presented below:

	As of June 30,
	2015	2014
	(in millions)
Fair Value
Total fair value of common stock investments	$10,978	$9,580

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted market prices: loss(a)	$(1,098)	$(958)

(a)

A hypothetical decrease would not result in a material before tax decrease in the Consolidated Statements of Operations, as any changes in fair value of the Company’s equity method affiliates are not recognized unless deemed other-than-temporary.

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2015 or 2014 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2015, the Company did not anticipate nonperformance by any of the counterparties.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TWENTY-FIRST CENTURY FOX, INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Twenty-First Century Fox, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Twenty-First Century Fox, Inc.’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Twenty-First Century Fox, Inc.;
●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

●

provide reasonable assurance that receipts and expenditures of Twenty-First Century Fox, Inc. are being made only in accordance with authorization of management and directors of Twenty-First Century Fox, Inc.; and

●

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

Management, including the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of Twenty-First Century Fox, Inc.’s internal control over financial reporting as of June 30, 2015, based on criteria for effective internal control over financial reporting described in the 2013 “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Twenty-First Century Fox, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of Twenty-First Century Fox, Inc.’s Board of Directors.

Based on this assessment, management determined that, as of June 30, 2015, Twenty-First Century Fox, Inc. maintained effective internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm who audited and reported on the Consolidated Financial Statements of Twenty-First Century Fox, Inc. included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2015, has audited the Company’s internal control over financial reporting. Their report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Twenty-First Century Fox, Inc.:

We have audited Twenty-First Century Fox, Inc.’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Twenty-First Century Fox, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Twenty-First Century Fox, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Twenty-First Century Fox, Inc. as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended June 30, 2015 and our report dated August 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

August 12, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Twenty-First Century Fox, Inc.:

We have audited the accompanying consolidated balance sheets of Twenty-First Century Fox, Inc. as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended June 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Twenty-First Century Fox, Inc. at June 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Twenty-First Century Fox, Inc.’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

August 12, 2015

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the years ended June 30,
	2015	2014	2013
Revenues	$28,987	$31,867	$27,675
Operating expenses	(18,561)	(21,108)	(17,496)
Selling, general and administrative	(3,784)	(4,129)	(4,007)
Depreciation and amortization	(736)	(1,142)	(797)
Equity earnings of affiliates	904	622	655
Interest expense, net	(1,198)	(1,121)	(1,063)
Interest income	39	26	57
Other, net	4,196	174	3,712

Income from continuing operations before income tax expense	9,847	5,189	8,736
Income tax expense	(1,243)	(1,272)	(1,690)

Income from continuing operations	8,604	3,917	7,046
(Loss) income from discontinued operations, net of tax	(67)	729	277

Net income	8,537	4,646	7,323
Less: Net income attributable to noncontrolling interests	(231)	(132)	(226)

Net income attributable to Twenty-First Century Fox, Inc. stockholders	$8,306	$4,514	$7,097

Earnings per share data
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders - basic	$8,373	$3,785	$6,820

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders - diluted	$8,372	$3,785	$6,817

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share - basic	$3.94	$1.67	$2.91

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share - diluted	$3.93	$1.67	$2.91

Net income attributable to Twenty-First Century Fox, Inc. stockholders per share - basic	$3.91	$1.99	$3.03

Net income attributable to Twenty-First Century Fox, Inc. stockholders per share - diluted	$3.90	$1.99	$3.03

The accompanying notes are an integral part of these Audited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the years ended June 30,
	2015	2014	2013
Net income	$8,537	$4,646	$7,323
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,812)	598	(874)
Unrealized holding losses on securities	(58)	(84)	(45)
Benefit plan adjustments	120	(107)	303

Other comprehensive (loss) income, net of tax	(1,750)	407	(616)

Comprehensive income	6,787	5,053	6,707

Less: Net income attributable to noncontrolling interests(a)	(231)	(132)	(226)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	214	(122)	(15)

Comprehensive income attributable to Twenty-First Century Fox, Inc. stockholders	$6,770	$4,799	$6,466

(a)

Net income attributable to noncontrolling interests includes $109 million, $95 million and $93 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Audited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of June 30,
	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$8,428	$5,415
Receivables, net	5,912	6,468
Inventories, net	2,749	3,092
Other	287	401

Total current assets	17,376	15,376

Non-current assets:
Receivables, net	394	454
Investments	4,529	2,859
Inventories, net	6,411	6,442
Property, plant and equipment, net	1,722	2,931
Intangible assets, net	6,320	8,072
Goodwill	12,513	18,052
Other non-current assets	786	607

Total assets	$50,051	$54,793

Liabilities and Equity:
Current liabilities:
Borrowings	$244	$799
Accounts payable, accrued expenses and other current liabilities	3,937	4,183
Participations, residuals and royalties payable	1,632	1,546
Program rights payable	1,001	1,638
Deferred revenue	448	690

Total current liabilities	7,262	8,856

Non-current liabilities:
Borrowings	18,795	18,259
Other liabilities	3,105	3,507
Deferred income taxes	2,082	2,729
Redeemable noncontrolling interests	621	541
Commitments and contingencies
Equity:
Class A common stock(a)	12	14
Class B common stock(b)	8	8
Additional paid-in capital	13,427	15,041
Retained earnings	5,343	2,389
Accumulated other comprehensive loss	(1,570)	(34)

Total Twenty-First Century Fox, Inc. stockholders' equity	17,220	17,418
Noncontrolling interests	966	3,483

Total equity	18,186	20,901

Total liabilities and equity	$50,051	$54,793

(a)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,239,971,838 shares and 1,408,305,942 shares issued and outstanding, net of 123,687,371 treasury shares at par as of June 30, 2015 and 2014, respectively.

(b)	Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 356,993,807 treasury shares at par as of June 30, 2015 and 2014.

The accompanying notes are an integral part of these Audited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the years ended June 30,
	2015	2014	2013
Operating activities:
Net income	$8,537	$4,646	$7,323
Less: (Loss) income from discontinued operations, net of tax	(67)	729	277

Income from continuing operations	8,604	3,917	7,046
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	736	1,142	797
Amortization of cable distribution investments	80	85	89
Equity-based compensation	83	129	192
Equity earnings of affiliates	(904)	(622)	(655)
Cash distributions received from affiliates	352	358	324
Other, net	(4,196)	(174)	(3,712)
Deferred income taxes and other taxes	171	(39)	480
Change in operating assets and liabilities, net of acquisitions and dispositions:
Receivables and other assets	(261)	(846)	(127)
Inventories net of program rights payable	(825)	(905)	(1,154)
Accounts payable and other liabilities	(223)	(81)	(278)

Net cash provided by operating activities from continuing operations	3,617	2,964	3,002

Investing activities:
Property, plant and equipment	(424)	(678)	(622)
Acquisitions, net of cash acquired	(142)	(692)	(606)
Investments in equity affiliates	(1,249)	(19)	(502)
Other investments	(76)	(64)	(152)
Proceeds from dispositions, net	8,627	518	1,968

Net cash provided by (used in) investing activities from continuing operations	6,736	(935)	86

Financing activities:
Borrowings	3,161	1,155	1,277
Repayment of borrowings	(2,845)	(296)	(754)
Issuance of shares and excess tax benefit from equity-based compensation	51	66	203
Repurchase of shares	(5,939)	(3,772)	(2,026)
Dividends paid and distributions	(878)	(792)	(613)
Purchase of subsidiary shares from noncontrolling interests	(652)	(127)	(163)
Sale of subsidiary shares to noncontrolling interests	-	-	93
Distribution to News Corporation	-	(10)	(2,588)

Net cash used in financing activities from continuing operations	(7,102)	(3,776)	(4,571)

Net (decrease) increase in cash and cash equivalents from discontinued operations	(49)	571	(1,431)

Net increase (decrease) in cash and cash equivalents	3,202	(1,176)	(2,914)
Cash and cash equivalents, beginning of year	5,415	6,659	9,626
Exchange movement on cash balances	(189)	(68)	(53)

Cash and cash equivalents, end of year	$8,428	$5,415	$6,659

The accompanying notes are an integral part of these Audited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(IN MILLIONS)

	Class A		Class B		Additional	Retained Earnings and Accumulated Other		Total Twenty-First
	Common Stock		Common Stock		Paid-In	Comprehensive		Century Fox, Inc.	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Loss		Equity	Interests(a)	Equity
Balance, June 30, 2012	1,585	$15	799	$8	$16,140	$8,521		$24,684	$501	$25,185
Net income	-	-	-	-	-	7,097		7,097	133	7,230
Other comprehensive (loss) income	-	-	-	-	-	(631)		(631)	15	(616)
Distribution to News Corp	-	-	-	-	13	(12,028)	(b)	(12,015)	(110)	(12,125)
Dividends declared	-	-	-	-	-	(398)		(398)	-	(398)
Shares (repurchased) issued, net(c)	(69)	-	-	-	(253)	(1,472)		(1,725)	-	(1,725)
Acquisitions(d)	-	-	-	-	-	-		-	2,619	2,619
Other	-	-	-	-	(60)	46		(14)	(31)	(45)

Balance, June 30, 2013	1,516	$15	799	$8	$15,840	$1,135		$16,998	$3,127	$20,125
Net income	-	-	-	-	-	4,514		4,514	37	4,551
Other comprehensive income	-	-	-	-	-	285		285	122	407
Dividends declared	-	-	-	-	-	(568)		(568)	-	(568)
Shares (repurchased) issued, net(c)	(108)	(1)	-	-	(611)	(2,990)		(3,602)	-	(3,602)
Acquisitions(d)	-	-	-	-	-	-		-	385	385
Other	-	-	-	-	(188)	(21)		(209)	(188)	(397)

Balance, June 30, 2014	1,408	$14	799	$8	$15,041	$2,355		$17,418	$3,483	$20,901
Net income	-	-	-	-	-	8,306		8,306	122	8,428
Other comprehensive loss	-	-	-	-	-	(1,536)		(1,536)	(214)	(1,750)
Dividends declared	-	-	-	-	-	(586)		(586)	-	(586)
Shares (repurchased) issued, net(c)	(168)	(2)	-	-	(960)	(4,782)		(5,744)	-	(5,744)
Dispositions(d)	-	-	-	-	-	-		-	(2,130)	(2,130)
Purchase of noncontrolling interests(d)	-	-	-	-	(533)	-		(533)	(119)	(652)
Other	-	-	-	-	(121)	16		(105)	(176)	(281)

Balance, June 30, 2015	1,240	$12	799	$8	$13,427	$3,773		$17,220	$966	$18,186

(a)

Net income attributable to noncontrolling interests excludes $109 million, $95 million and $93 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively, relating to redeemable noncontrolling interests which is reflected in temporary equity. Other activity attributable to noncontrolling interests excludes $29 million, $73 million and $215 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively, relating to redeemable noncontrolling interests.

(b)

Includes Other comprehensive (loss) income related to the Separation (as defined in Note 2 – Summary of Significant Accounting Policies) of $(28) million, $(3) million and $321 million for foreign currency translation adjustments, unrealized holding gains on securities and benefit plan adjustments, respectively.

(c)	Shares repurchased are retired.
(d)	See Note 3 – Acquisitions, Disposals and Other Transactions.

The accompanying notes are an integral part of these Audited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

Twenty-First Century Fox, Inc., a Delaware corporation, and its subsidiaries (together, “Twenty-First Century Fox” or the “Company”) is a diversified global media and entertainment company, which currently manages and reports its businesses in the following segments: Cable Network Programming, which principally consists of the production and licensing of programming distributed primarily through cable television systems, direct broadcast satellite operators, telecommunication companies and online video distributors primarily in the U.S. and internationally; Television, which principally consists of the broadcasting of network programming in the U.S. and the operation of 28 full power broadcast television stations, including 11 duopolies, in the U.S. (of these stations, 17 are affiliated with the FOX Broadcasting Company (“FOX”), 10 are affiliated with Master Distribution Service, Inc. (“MyNetworkTV”) and one is an independent station); Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide; and Other, Corporate and Eliminations, which principally consists of corporate overhead and eliminations and other businesses.

In addition, the Direct Broadcast Satellite Television (“DBS”) segment consisted of the distribution of programming services via satellite, cable and broadband directly to subscribers in Italy, Germany and Austria. The DBS segment consisted entirely of the operations of Sky Italia and Sky Deutschland AG (“Sky Deutschland”) (collectively the “DBS businesses”). On November 12, 2014, Twenty-First Century Fox completed the sale of Sky Italia and its 57% interest in Sky Deutschland to British Sky Broadcasting Group plc, which was subsequently renamed Sky plc (“Sky”) (See Note 3 – Acquisitions, Disposals and Other Transactions). Sky is a pan-European digital television provider, which operates in Italy, Germany, Austria, the United Kingdom and Ireland. Following the sale of the DBS businesses, the Company continues to report in five segments for comparative purposes, and there is no future activity in the DBS segment.

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

On September 19, 2013, the Company changed its fiscal year from a 52-53 week fiscal year ending on the Sunday closest to June 30 to a fiscal year ending on June 30 (“fiscal”) of each year. The Company’s 2013 fiscal year ended on June 30, 2013. The Company made this change to better align its financial reporting with the media and entertainment assets retained following the separation of its business into two independent publicly traded companies (the “Separation”) by distributing to its stockholders all of the outstanding shares of the new News Corporation (“News Corp”) on June 28, 2013 (See Note 4 – Discontinued Operations).

Reclassifications and adjustments

Certain fiscal 2014 and 2013 amounts have been reclassified to conform to the fiscal 2015 presentation. As a result of the Separation, News Corp has been classified as discontinued operations for all periods presented (See Note 4 – Discontinued Operations). Unless indicated otherwise, the information in the notes to the Consolidated Financial Statements relates to the Company’s continuing operations.

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

Receivables

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

The Company has receivables with original maturities greater than one year in duration principally related to the Company’s sale of program rights in the television syndication markets within the Filmed Entertainment segment. Allowances for credit losses are established against these non-current receivables as necessary. As of June 30, 2015 and 2014, these allowances were not material.

Receivables, net consist of:

	As of June 30,
	2015	2014
	(in millions)
Total receivables	$6,812	$7,737
Allowances for returns and doubtful accounts	(506)	(815)

Total receivables, net	6,306	6,922
Less: current receivables, net	(5,912)	(6,468)

Non-current receivables, net	$394	$454

Inventories

Filmed Entertainment Costs

In accordance with ASC 926, “Entertainment—Films” (“ASC 926”), Filmed Entertainment costs include capitalized production costs, overhead and capitalized interest costs, net of any amounts received from outside investors. These costs, as well as participations and talent residuals, are recognized as operating expenses for each individual motion picture or television series based on the ratio that the current year’s gross revenues for such film or series bear to management’s estimate of its total remaining ultimate gross revenues. Management bases its estimates of ultimate revenue for each motion picture on the historical performance of similar motion pictures, incorporating factors such as the past box office record of the lead actors and actresses, the genre of the motion picture, pre-release market research (including test market screenings) and the expected number of theaters in which the motion picture will be released. Management updates such estimates based on information available on the actual results of each motion picture through its life cycle. Television production costs incurred in excess of the amount of revenue contracted for each episode in the initial market are expensed as incurred on an episode-by-episode basis. Estimates for initial syndication and basic cable revenues are not included in the estimated lifetime

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

revenues of network series until such sales are probable. Television production costs incurred subsequent to the establishment of secondary markets are capitalized and amortized. Marketing costs and development costs under term deals are charged as operating expenses as incurred. Development costs for projects not produced are written-off at the earlier of the time the decision is made not to develop the story or after three years.

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

Programming Rights

In accordance with ASC 920, “Entertainment—Broadcasters,” costs incurred in acquiring program rights or producing programs for the Cable Network Programming, Television and Direct Broadcast Satellite Television segments, including advances, are capitalized and amortized over the license period or projected useful life of the programming. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing. Television broadcast network programming and original cable programming are amortized on an accelerated basis.

The Company has single and multi-year contracts for broadcast rights of programs and sporting events. The Company evaluates the recoverability of the unamortized costs associated therewith, using total estimated advertising and other revenues attributable to the program material and considering the Company’s expectations of the programming usefulness of the program rights. The recoverability of sports rights contracts for content broadcast on the national sports channels is assessed on an aggregate basis. Where an evaluation indicates that these multi-year contracts will result in an asset that is not recoverable, additional amortization is provided. The costs of multi-year national sports contracts at FOX and the national sports channels are charged to expense and allocated to segments based on the ratio of each current period’s attributable revenue for each contract to the estimated total remaining attributable revenue for each contract. Estimates can change and, accordingly, are reviewed periodically and amortization is adjusted as necessary. Such changes in the future could be material.

The costs of local and regional sports contracts for a specified number of events are amortized on an event-by-event basis while costs for local and regional sports contracts for a specified season are amortized over the season on a straight-line basis.

Investments

Investments in and advances to entities or joint ventures in which the Company has significant influence, but less than a controlling voting interest, are accounted for using the equity method. Significant influence is generally presumed to exist when the Company owns an interest between 20% and 50% and exercises significant influence.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Investments in which the Company has no significant influence (generally less than a 20% ownership interest) are designated as available-for-sale investments if readily determinable market values are available. If an investment’s fair value is not readily determinable, the Company accounts for its investment at cost. The Company reports available-for-sale investments at fair value based on quoted market prices. Unrealized gains and losses on available-for-sale investments are included in Accumulated other comprehensive loss, net of applicable taxes and other adjustments until the investment is sold or considered impaired.

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

Goodwill and Intangible assets

The Company’s intangible assets include goodwill, film and television libraries, Federal Communications Commission (“FCC”) licenses, multi-channel video programming distributor (“MVPD”) affiliate agreements and relationships and trademarks and other copyrighted products. Intangible assets acquired in business combinations are recorded at their estimated fair value at the date of acquisition. Goodwill is recorded as the difference between the consideration paid to acquire entities and the estimated fair values assigned to their tangible and identifiable intangible net assets. In accordance with ASC 350, the Company’s goodwill and indefinite-lived intangible assets, which primarily consist of FCC licenses, are tested annually for impairment or earlier if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Intangible assets with finite lives are generally amortized over their estimated useful lives. The impairment assessment of indefinite-lived intangibles compares the fair value of the assets to their carrying value.

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

Asset impairments

Investments

Equity method investments are reviewed for impairment by comparing their fair value to their respective carrying amounts. The Company determines the fair value of its public company investments by reference to their publicly traded stock prices. With respect to private company investments, the Company makes its estimate of fair value by considering other available information, including recent investee equity transactions, discounted cash flow analyses, estimates based on comparable public company operating multiples and, in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred, including the length of the time and extent to which the market value has been below cost, the financial condition and near-term prospects of the issuer, the intent and ability of the Company to retain its investment in the issuer for a

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

period of time sufficient to allow for any anticipated recovery in market value and other factors influencing the fair market value, such as general market conditions.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Filmed Entertainment

Revenues from the distribution of motion pictures and television series are recognized in accordance with ASC 926. Revenues from the theatrical distribution of motion pictures are recognized as they are exhibited, and revenues from home entertainment sales, net of a reserve for estimated returns, are recognized on the date that DVD and Blu-ray units are made widely available for sale by retailers or when made available for viewing via digital distribution platforms and all Company-imposed restrictions on the sale or availability have expired. Revenues from television distribution are recognized when the motion picture or television series is made available to the licensee for broadcast.

License agreements for the broadcast of motion pictures and television series in the broadcast network, syndicated television and cable television markets are routinely entered into in advance of their available date for broadcast. Cash received and amounts billed in connection with such contractual rights for which revenue is not yet recognizable is classified as deferred revenue. Because deferred revenue generally relates to contracts for the licensing of motion pictures and television series which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for broadcast under the terms of the related licensing agreement.

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

Film production financing

The Company enters into arrangements with third parties to co-produce certain of its theatrical productions. These arrangements, which are referred to as co-financing arrangements, take various forms. The parties to these arrangements include studio and non-studio entities both domestic and international. In several of these agreements, other parties control certain distribution rights. The Company records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, receive a participation based on the third-party investors’ contractual interest in the profits or losses incurred on the film. Consistent with the requirements of ASC 926, the estimate of the third-party investor’s interest in profits or losses on the film is based on total estimated ultimate revenues.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Advertising expenses

The Company expenses advertising costs as incurred, including advertising expenses for theatrical and television productions in accordance with ASC 720-35, “Other Expenses—Advertising Cost.” Advertising expenses recognized totaled $2.6 billion, $2.9 billion and $2.2 billion for fiscal 2015, 2014 and 2013, respectively.

Translation of foreign currencies

Foreign subsidiaries and affiliates are translated into U.S. dollars using the current rate method, whereby trading results are converted at the average rate of exchange for the period and assets and liabilities are converted at the closing rates on the period end date. The resulting translation adjustments are accumulated as a component of Accumulated other comprehensive loss. Gains and losses from foreign currency transactions are included in income for the period.

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

Earnings per share

Basic earnings per share for the Class A common stock, par value $0.01 per share (“Class A Common Stock”), and Class B common stock, par value $0.01 per share (“Class B Common Stock”) is calculated by dividing Net income attributable to Twenty-First Century Fox stockholders by the weighted average number of outstanding shares of Class A Common Stock and Class B Common Stock. Diluted earnings per share for Class A Common Stock and Class B Common Stock is calculated similarly, except that the calculation for Class A Common Stock includes the dilutive effect of the assumed issuance of shares issuable under the Company’s equity-based compensation plans.

Equity-based compensation

The Company accounts for share-based payments in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the Consolidated Financial Statements. ASC 718 establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees (See Note 13 – Equity-Based Compensation).

Financial instruments and derivatives

The carrying value of the Company’s financial instruments, such as cash and cash equivalents, receivables, payables and cost method investments, approximate fair value. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market.

The Company uses derivative financial instruments to hedge its exposures to foreign currency exchange rate and interest rate risks. All derivative financial instruments used as hedges are recorded at fair value on the Consolidated Balance Sheets (See Note 8 – Fair Value). The effective changes in fair values of derivatives designated as cash flow and net investment hedges are recorded in accumulated other comprehensive loss and included in foreign currency translation adjustments. The effective changes in the fair values of derivatives designated as cash flow hedges are reclassified from accumulated other comprehensive loss to net income when the

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

underlying hedged item is recognized in earnings. Cash flows from the settlement of derivative contracts designated as cash flow hedges offset cash flows from the underlying hedged items and are included in operating activities in the Consolidated Statements of Cash Flows. The effective changes in the fair values of derivatives designated as net investment hedges are reclassified from accumulated other comprehensive loss to net income when the related foreign subsidiaries or equity method investments are sold. The related cash flows are reported in Proceeds from dispositions, net within Net cash provided by (used in) investing activities from continuing operations in the Consolidated Statements of Cash Flows (See Note 3 – Acquisitions, Disposals and Other Transactions).

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

The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2015 or 2014 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2015, the Company did not anticipate nonperformance by any of the counterparties.

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In March 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). The objective of ASU 2013-05 is to resolve the diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets or a business within a foreign entity. ASU 2013-05 was effective for the Company for interim reporting periods beginning July 1, 2014. The Company’s adoption of ASU 2013-05 did not have a material effect on the Company’s Consolidated Financial Statements.

Issued

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)” (“ASU 2014-08”). The amendments in ASU 2014-08 provide guidance for the recognition of discontinued operations, change the requirements for reporting discontinued operations in ASC 205-20, “Discontinued Operations” (“ASC 205-20”) and require additional disclosures about discontinued operations. ASU 2014-08 is effective on a prospective basis for the Company for interim reporting periods beginning July 1, 2015. Certain disposals that occurred in the past were not reported as discontinued operations as they did not meet the criteria under current accounting guidance. Such disposals would have met the criteria to be reported as discontinued operations in accordance with ASU 2014-08 (See Note 3 – Acquisitions, Disposals and Other Transactions).

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts from Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for the Company for interim reporting periods beginning July 1, 2018. Early adoption is permitted from July 1, 2017. The Company is currently evaluating the impact ASU 2014-09 will have on its Consolidated Financial Statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation––Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for the Company for interim reporting periods beginning July 1, 2016. The Company does not expect the adoption of ASU 2014-12 to have a significant impact on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, “Interest––Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). To simplify the presentation of debt issuance costs, ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 requires retrospective adoption and is effective for the Company for the interim reporting periods beginning July 1, 2016. The Company does not expect the adoption of ASU 2015-03 to have a significant impact on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles––Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). ASU 2015-05 provides guidance on whether a cloud computing arrangement includes a software license and its accounting. ASU 2015-05 is effective for the Company for interim reporting periods beginning July 1, 2016. The Company is currently evaluating the impact ASU 2015-05 will have on its Consolidated Financial Statements.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurements (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2015-07”). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. ASU 2015-07 also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. ASU 2015-07 requires retrospective adoption and is effective for the Company for the interim reporting periods beginning July 1, 2016. The Company is currently evaluating the impact ASU 2015-07 will have on its Consolidated Financial Statements.

NOTE 3. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

During fiscal 2015, the Company completed acquisitions as more fully described below. All of the Company’s acquisitions were accounted for under ASC 805, “Business Combinations” (“ASC 805”), which requires, among other things, that an acquirer (i) remeasure any previously held equity interest in an acquiree at its acquisition date fair value and recognize any resulting gains or losses in earnings and (ii) record any noncontrolling interests in an acquiree at their acquisition date fair values. Accordingly, several of the transactions described below resulted in the recognition of remeasurement gains since the Company acquired control of an acquiree in stages. Further, other transactions described below involved the Company acquiring control with an ownership stake of less than 100%. In those instances, the allocation of the excess purchase price reflects 100% of the fair value of the acquiree with the noncontrolling interests recorded at fair value.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

San Francisco-Bay Area Television Stations

In October 2014, the Company acquired two San Francisco-Bay area television stations, KTVU-TV FOX 2 and KICU-TV 36, with a fair value of approximately $220 million from Cox Media Group in exchange for the Company’s FOX Broadcasting Company (“FOX”) affiliated stations WHBQ-TV FOX 13 and WFXT-TV FOX 25, located in the Memphis and Boston markets, respectively. The aggregate excess purchase price of approximately $175 million has been allocated, based on a valuation of the two San Francisco-Bay area television stations, as follows: approximately $170 million to intangible assets, of which approximately $105 million has been allocated to FCC licenses with indefinite lives and approximately $65 million to amortizable intangible assets, primarily retransmission agreements with useful lives of approximately 8 years; and the balance of the excess representing the goodwill on the transaction.

Dispositions

Sky Italia and Sky Deutschland

During fiscal 2013, the Company acquired, through a combination of a private placement and a rights offering, approximately 92 million additional shares of Sky Deutschland increasing the Company’s ownership interest to 55%. The remaining 45% of Sky Deutschland not owned by the Company was recorded at fair value of approximately $2.3 billion, based on the closing price of its shares on the Frankfurt Stock Exchange on the date control was acquired (a Level 1 measurement as defined in Note 8 – Fair Value). The aggregate cost of shares acquired by the Company was approximately €410 million (approximately $550 million). The carrying amount of the Company’s previously held equity interest in Sky Deutschland was revalued to fair value as of the acquisition date, resulting in a gain of approximately $2.1 billion which was included in Other, net in the Consolidated Statement of Operations for fiscal 2013. The aggregate excess purchase price was allocated as follows: approximately $1.7 billion to intangible assets, primarily consisting of subscriber relationships, with a useful life of 11 years, and the indefinite-lived Sky trade name, approximately $4.3 billion representing the goodwill on the transaction and the related deferred tax liabilities. As a result of these transactions, the Company had the power to control Sky Deutschland and the results of Sky Deutschland were included in the Company’s consolidated results of operations beginning in January 2013. Prior to the acquisition of the additional 5% ownership interest, the Company accounted for its investment in Sky Deutschland under the equity method of accounting and the Company’s investment consisted of common stock, convertible bonds and loans.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In connection with the consolidation of Sky Deutschland, the Company assumed approximately $480 million in bank debt, which Sky Deutschland repaid in full during fiscal 2013.

In January 2011, the Company purchased a convertible bond from Sky Deutschland for approximately $225 million. In October 2014, the Company exercised its right to convert the bonds into 53.9 million Sky Deutschland shares, increasing the Company’s ownership interest to 57%. Prior to Sky Deutschland becoming a consolidated subsidiary, both the host and derivative financial instrument components of the convertible bond were recorded at their estimated fair value in Investments in the Consolidated Balance Sheets. The change in estimated fair value of the security (derivative instrument) resulted in a gain of $58 million recorded in Other, net in the Company’s Consolidated Statement of Operations for fiscal 2013. Subsequent to becoming a consolidated subsidiary, the derivative instrument was effectively settled as a pre-existing relationship under the provisions of ASC 805-10-25-21 “Business Combinations—Determining What Is Part of the Business Combination Transaction” with the carrying amount of the asset for the derivative component written off as a settlement loss which was included in Other, net in the Consolidated Statement of Operations for fiscal 2013.

On November 12, 2014, the Company sold its 100% and 57% ownership stakes in Sky Italia and Sky Deutschland, respectively, to Sky for approximately $8.8 billion in value comprised of approximately $8.2 billion in cash received, net of $650 million of cash paid to acquire Sky’s 21% interest in NGC Network International LLC and NGC Network Latin America LLC (collectively “NGC International”), increasing the Company’s ownership stake in NGC International to 73%. In connection with this transaction, the Company participated in Sky’s equity offering in July 2014 by purchasing additional shares in Sky for approximately $900 million and maintained the Company’s 39% ownership interest. As a result of the transaction, Sky Italia and Sky Deutschland ceased to be consolidated subsidiaries of the Company. The Company recorded a pre-tax gain of approximately $5.0 billion on this transaction, which was included in Other, net in the Consolidated Statement of Operations for fiscal 2015. The resulting current income tax liability on this transaction was substantially offset by the utilization of capital loss carryforwards and foreign tax credits (See Note 17 – Income Taxes).

The historical operating results of Sky Italia and Sky Deutschland and the gain on their disposal have not been classified as discontinued operations in the Consolidated Financial Statements, as the Company has a continuing involvement in Sky.

The following table presents a summary of the assets and liabilities of Sky Italia and Sky Deutschland:

	As of November 12, 2014	As of June 30, 2014
	(in millions)
Total current assets	$1,563	$1,200
Total non-current assets	7,193	7,944

Total assets	$8,756	$9,144

Total current liabilities	$1,885	$1,801
Total non-current liabilities	674	635

Total liabilities	$2,559	$2,436

Shine Group

The Company and funds managed by Apollo Global Management, LLC (“Apollo”) formed Endemol Shine Group in December 2014, to which the Company contributed its interests in Shine Group and cash, comprising an aggregate carrying value of approximately $830 million. The joint venture, a global multi-platform content provider, is comprised of Shine Group, Endemol and CORE Media Group. The Company and Apollo have an equal ownership interest in the joint venture. As a result of the transaction, Shine Group ceased to be a consolidated subsidiary of the Company. The Company recorded a gain of $58 million on this transaction which was included in Other, net in the Consolidated Statement of Operations for fiscal 2015. For income tax purposes, this was structured

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

as a tax free transaction. The Company’s investment in the Endemol Shine Group is accounted for using the equity method of accounting.

The historical operating results of Shine Group and the gain on its disposal have not been classified as discontinued operations in the Consolidated Financial Statements, as the Company has a continuing involvement in Endemol Shine Group.

Fiscal 2014

Acquisitions

Latin America Pay Television

In September 2013, the Company acquired the 22% interest it did not already own in Latin America Pay Television (“LAPTV”), an entity that distributes premium and basic television channels in Latin America, for approximately $75 million in cash. As a result of this transaction, the Company now owns 100% of LAPTV. The transaction was accounted for as the purchase of subsidiary shares from noncontrolling interests.

Yankees Entertainment and Sports Network

In December 2012, the Company acquired a 49% equity interest in the Yankees Entertainment and Sports Network (“YES Network”), a Regional Sports Network (“RSN”) primarily broadcasting pre-season and regular season games for the New York Yankees and the Brooklyn Nets, for $584 million. Simultaneous with the closing of this transaction, the Company also paid approximately $250 million of upfront programming costs on behalf of the YES Network. The Company accounted for its investment in the YES Network under the equity method of accounting. The Company’s total investment of $834 million was allocated between tangible and intangible assets in accordance with ASC 323, “Investments––Equity Investments.”

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

For fiscal 2014, the incremental revenues and Segment OIBDA (as defined in Note 18 – Segment Information) related to the YES Network included in the Company’s consolidated results of operations were not material.

Fiscal 2013

Acquisitions

Eredivisie Media & Marketing

In November 2012, the Company acquired a controlling 51% ownership stake in Eredivisie Media & Marketing CV (“EMM”) for approximately $350 million, of which $325 million was cash and $25 million was contingent consideration. EMM is a media company that holds the collective media and sponsorship rights of the

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Dutch Premier League. The remaining 49% of EMM, which is primarily owned by the Dutch Premier League and the global TV production company Endemol Shine Group, has been recorded at its acquisition date fair value. The excess purchase price, based on a valuation of 100% of EMM, of approximately $670 million has been allocated as follows: $325 million to amortizable intangible assets, primarily customer relationships, with useful lives ranging from 6 to 20 years, and approximately $345 million representing the goodwill on the transaction. The goodwill reflects the synergies and increased market penetration expected from combining the operations of EMM and the Company. The contingent consideration relates to payments that are contingent upon the achievement of certain performance objectives and was valued using an income approach using a probability-weighted discounted cash flow method. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved.

Fox Sports Asia (formerly ESPN Star Sports)

In November 2012, the Company acquired the remaining 50% interest in ESPN Star Sports, now operating as Fox Sports Asia, that it did not already own for approximately $220 million, net of cash acquired. Fox Sports Asia is a leading sports broadcaster in Asia and the Company now, through its wholly owned subsidiaries, owns 100% of Fox Sports Asia. The carrying amount of the Company’s previously held equity interest in Fox Sports Asia was revalued to fair value as of the acquisition date, resulting in a non-taxable gain of $174 million which was included in Other, net in the Consolidated Statement of Operations for fiscal 2013. The aggregate excess purchase price of $1,030 million, including the revalued previously held investment of $280 million and contract-related liabilities of approximately $450 million, has been allocated as follows: $190 million to amortizable intangible assets, primarily MVPD affiliate agreements and relationships, with useful lives ranging from 8 to 15 years, and approximately $840 million representing the goodwill on the transaction. The goodwill reflects the synergies and increased market penetration expected from combining the operations of Fox Sports Asia and the Company.

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

Other

In May 2012, the Company renewed its existing FOX affiliation agreement with a major FOX affiliate group (“Network Affiliate”). As part of the transaction, the Company received cash consideration of $50 million and the Network Affiliate had an option to buy the Company’s Baltimore station. Network Affiliate exercised its option to purchase the Baltimore television station and the Company recognized a loss on the transaction of $92 million which was included in Other, net in the Consolidated Statement of Operations for fiscal 2013. The Company is amortizing the $50 million received from the Network Affiliate over the term of the affiliation agreement.

In fiscal 2013, the Company increased its interest in Asianet Communications Limited (“Asianet Communications”), an entity in India that broadcasts and operates the Malayalam language channels Asianet and Asianet Plus and the Kannada language channel Suvarna television, to 87% from the 75% it owned at June 30, 2012 for approximately $160 million in cash. In fiscal 2014, the Company acquired the 13% interest it did not already own in Asianet Communications for approximately $50 million in cash. As a result of this transaction, the Company now owns 100% of Asianet Communications. These transactions were accounted for as the purchase of subsidiary shares from noncontrolling interests.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Effective June 28, 2013, the Separation qualified for discontinued operations treatment in accordance with ASC 205-20 and accordingly the Company deconsolidated News Corp’s balance sheet as of June 30, 2013, and included its results for the fiscal years presented as discontinued operations on the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows.

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

Separation and Distribution Agreement

The Separation and Distribution Agreement sets forth, among other things, the parties’ agreements regarding the principal transactions necessary to effect the Separation. It also provides that the Company will indemnify News Corp, on an after-tax basis, for payments made after the Separation arising out of civil claims and investigations relating to the U.K. Newspaper Matters (as defined in Note 15 – Commitments and Contingencies), as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp (See Note 15 – Commitments and Contingencies). In addition, the Separation and Distribution Agreement governs the Company’s and News Corp’s agreements with regard to each party’s ability to comply with certain statutes or rules and regulations promulgated by the FCC.

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

A subsidiary of News Corp, prior to the Separation, had filed for tax reimbursement in a foreign jurisdiction. During fiscal 2014, the foreign jurisdiction notified News Corp that it had accepted its claims and would reimburse the taxes plus interest to News Corp. As of June 30, 2014, the net amount that the Company received, pursuant to the tax sharing and indemnification agreement with News Corp, was approximately $720 million, which has been included in (Loss) income from discontinued operations, net of tax, in the Consolidated Statement of Operations for fiscal 2014.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Summarized Financial Information

Revenues and (Loss) income from discontinued operations related to News Corp were as follows:

	For the years ended June 30,
	2015	2014		2013
	(in millions)
Revenues	$-	$-		$8,891

(Loss) income before income tax (expense) benefit	$(33)	$698		$240

Income tax (expense) benefit	$(34)	$31		$365

(Loss) income, net of tax	$(67)	$729	(a)	$277

(a)	Includes the net tax reimbursement from News Corp, as stated above, for fiscal 2014 of approximately $720 million.

Cash flows from discontinued operations related to News Corp were as follows:

	For the years ended June 30,
	2015	2014	2013
	(in millions)
Net cash (used in) provided by operating activities	$(49)	$571	$506
Net cash used in investing activities	-	-	(1,674)
Net cash used in financing activities	-	-	(263)

Net (decrease) increase in cash and cash equivalents	$(49)	$571	$(1,431)

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

The carrying amount of the News Corp’s previously held equity interest in FOX SPORTS Australia, through which News Corp held its indirect 25% interest in Foxtel, was revalued to fair value as of the acquisition date, resulting in a non-taxable gain of approximately $1.2 billion which was included in (Loss) income from

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

discontinued operations, net of tax in the Consolidated Statement of Operations for fiscal 2013. The fair value of News Corp’s previously held equity interest of $1.6 billion was determined using an income approach (discounted cash flow analysis) adjusted to remove an assumed control premium. Significant unobservable inputs utilized in the income approach valuation method were discount rates ranging from 9.5% to 10.5%, based on weighted average cost of capital for FOX SPORTS Australia and Foxtel using the capital asset pricing model, and long-term growth rates of approximately 2.5%, reflecting News Corp’s assessment of the long-term inflation rate for Australia.

Dispositions

In March 2013, News Corp sold its 44% equity interest in SKY Network Television Ltd. for approximately $675 million and recorded a gain of $321 million which was included in (Loss) income from discontinued operations, net of tax in the Consolidated Statement of Operations for fiscal 2013.

News Corp Impairments

During the fourth quarter of fiscal 2013, as part of News Corp’s long-range planning process in preparation for the distribution, News Corp adjusted its future outlook and related strategy principally with respect to its News and Information Services business in Australia and secondarily with respect to its News and Information Services businesses in the U.S. which resulted in a reduction in expected future cash flows. As a result, News Corp determined that the fair value of these reporting units declined below their respective carrying values and recorded an impairment charge of approximately $1.4 billion ($1.1 billion, net of tax) in fiscal 2013. The charges primarily consisted of a write-down of News Corp’s goodwill of $494 million, a write-down of intangible assets (primarily newspaper mastheads) of $862 million, and a write-down of fixed assets of $46 million. The impairment charges also include $42 million reflecting the potential sale of assets at values below their carrying values.

NOTE 5. RESTRUCTURING PROGRAMS

Fiscal 2015

In fiscal 2015, the Company recorded restructuring charges from continuing operations of approximately $160 million reflecting contract termination costs at STAR related to a program rights contract with the Board of Control for Cricket in India (“BCCI”) for the Champions League Twenty20 (“CLT20”) cricket tournament through 2018. This charge was recorded net of the related contract-related liabilities recognized on the acquisition of Fox Sports Asia (See Note 3 – Acquisitions, Disposals and Other Transactions). The Company paid approximately $420 million to the BCCI in July 2015 for the contract termination, including service taxes. As a result of the contract termination in June 2015, STAR no longer has the rights to broadcast future CLT20 cricket matches and has no additional payment obligations.

Also included in the net restructuring charges from continuing operations of $232 million were the charges to implement cost structure efficiency enhancement initiatives at the Cable Network Programming and Television segments.

Fiscal 2014

In fiscal 2014, the Company recorded net restructuring charges from continuing operations of $52 million reflecting $81 million in contract termination costs related to cost structure efficiency enhancement initiatives primarily at the DBS segment partially offset by an adjustment to facility termination obligations.

Fiscal 2013

In fiscal 2013, the Company recorded restructuring charges from continuing operations of $13 million primarily reflecting a charge for accretion on facility termination obligations.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Changes in the program liabilities were as follows:

	One time termination benefits	Facility costs and license fees	Total continuing operations	Discontinued operations	Total
	(in millions)
Balance, June 30, 2012	$(13)	$(177)	$(190)	$(59)	$(249)
Additions	(3)	(10)	(13)	-	(13)
Payments	12	29	41	-	41
Separation of News Corp	-	-	-	59	59

Balance, June 30, 2013	$(4)	$(158)	$(162)	$-	$(162)
Additions	(3)	(89)	(92)	-	(92)
Payments	5	72	77	-	77
Other(a)	-	40	40	-	40

Balance, June 30, 2014	$(2)	$(135)	$(137)	$-	$(137)
Additions	(48)	(461)	(509)	-	(509)
Payments	36	60	96	-	96
Dispositions and other	1	20	21	-	21

Balance, June 30, 2015	$(13)	$(516)	$(529)	$-	$(529)

(a)	Primarily related to a change in assumptions related to the facility termination obligations of the Company’s formerly owned digital media properties.

Restructuring charges are recorded in Other, net in the Consolidated Statements of Operations (See Note 22 – Additional Financial Information). The Company expects to record an additional $16 million of restructuring charges, principally related to accretion on facility termination obligations through fiscal 2021. As of June 30, 2015, restructuring liabilities of approximately $470 million were included in Current liabilities and the balance of the accrual was included in Non-current Other liabilities. Amounts included in Non-current Other liabilities primarily relate to facility termination obligations, which are expected to be paid through fiscal 2021.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. INVENTORIES, NET

The Company’s inventories were comprised of the following:

	As of June 30,
	2015	2014
	(in millions)
Programming rights	$5,496	$5,812
DVDs, Blu-rays and other merchandise	67	81
Filmed entertainment costs:
Films:
Released	1,094	1,025
Completed, not released	27	317
In production	1,170	819
In development or preproduction	185	151

	2,476	2,312

Television productions:
Released	868	862
In production	252	463
In development or preproduction	1	4

	1,121	1,329

Total filmed entertainment costs, less accumulated amortization(a)	3,597	3,641

Total inventories, net	9,160	9,534
Less: current portion of inventories, net(b)	(2,749)	(3,092)

Total non-current inventories, net	$6,411	$6,442

(a)

Does not include $304 million and $335 million of net intangible film library costs as of June 30, 2015 and 2014, respectively, which were included in intangible assets subject to amortization in the Consolidated Balance Sheets.

(b)	Current portion of inventories, net as of June 30, 2015 and 2014 was comprised of programming rights ($2,682 million and $3,011 million, respectively), DVDs, Blu-rays and other merchandise.

As of June 30, 2015, the Company estimated that approximately 64% of unamortized filmed entertainment costs from the completed films are expected to be amortized during fiscal 2016 and approximately 90% of released filmed entertainment costs will be amortized within the next three fiscal years. During fiscal 2016, the Company expects to pay $1,260 million in accrued participation liabilities, which are included in Participations, residuals and royalties payable in the Consolidated Balance Sheets. As of June 30, 2015, acquired film and television libraries had remaining unamortized film costs that were not material.

The Company evaluated the recoverability of the unamortized costs associated with the Company’s programming rights, including entertainment programming rights, using total estimated advertising and other revenues attributable to the program material and considering the Company’s expectations of the programming usefulness of the program rights. The evaluation considered, among other factors, the rapid evolution of digital technology used in the entertainment industry, alternative methods for the delivery and storage of digital content, and the resultant changes in consumer behavior and preferences and advertiser priorities and spending patterns. As a result of the evaluation, in June 2015, the Company recognized impairment charges of approximately $270 million for entertainment programming rights principally relating to programming that it will no longer broadcast at the Cable Network Programming and Television segments which was recorded in Other, net in the Consolidated Statement of Operations for fiscal 2015.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. INVESTMENTS

The Company’s investments were comprised of the following:

		Ownership percentage as of June 30,	As of June 30,
		2015	2015	2014
			(in millions)
Sky(a)(c)	European DBS operator	39%	$3,382	$2,359
Endemol Shine Group(b)(c)		50%	706	-
Other investments		various	441	500

Total investments			$4,529	$2,859

(a)

The Company’s investment in Sky had a market value of $11 billion as of June 30, 2015 and was valued using the quoted market price on the London Stock Exchange (a Level 1 measurement as defined in Note 8 – Fair Value). For fiscal 2015 and 2014, the Company received dividends from Sky of approximately $335 million and $317 million, respectively.

(b)	See Note 3 – Acquisitions, Disposals and Other Transactions.
(c)	Equity method investment.

Equity Earnings of Affiliates

The Company’s share of the earnings of its equity affiliates was as follows:

	For the years ended June 30,
	2015	2014	2013
	(in millions)
Sky	$1,139	$619	$902
Other equity affiliates	(235)	3	(247)

Total equity earnings of affiliates	$904	$622	$655

The Company’s investment in several of its affiliates exceeded its equity in the underlying net assets by approximately $1.2 billion and $1.3 billion as of June 30, 2015 and 2014, respectively, which represented the excess cost over the Company’s proportionate share of its investments’ underlying net assets. This excess was allocated between finite-lived intangible assets, indefinite-lived intangible assets and goodwill. In fiscal 2015 and 2014, the finite-lived intangible assets primarily represented tradenames and subscriber lists. The weighted average useful lives of these finite-lived intangible assets as of June 30, 2015 and 2014 were 14 and 13 years, respectively. In accordance with ASC 350, the Company amortized $16 million, $46 million and $39 million during fiscal 2015, 2014 and 2013, respectively, related to amounts allocated to finite-lived intangible assets. Such amortization is reflected in Equity earnings of affiliates.

Sky

In fiscal 2012, Sky’s shareholders and board of directors authorized a share repurchase program that was subsequently suspended in July 2014. The Company entered into an agreement with Sky under which, following any market purchases of shares by Sky, the Company will sell to Sky sufficient shares to maintain its approximate 39% interest subsequent to those market purchases, for a price equal to the price paid by Sky in respect of the relevant market purchases. As a result, the Company received cash considerations of approximately $170 million and $385 million for fiscal 2014 and 2013, respectively. The Company recognized gains of $134 million and $306 million during fiscal 2014 and 2013, respectively, which were included in Equity earnings of affiliates in the Company’s Consolidated Statements of Operations. There were no shares repurchased during fiscal 2015.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2015, the Company’s proportionate share of approximately $790 million of gains related to the sale of Sky’s investments in Sky Betting & Gaming, ITV plc and NGC International was included in Equity earnings of affiliates in the Consolidated Statement of Operations.

In July 2014, the Company participated in Sky’s equity offering by purchasing approximately $900 million of additional shares in Sky and maintained the Company’s 39% ownership interest (See Note 3 – Acquisitions, Disposals and Other Transactions).

NDS Group Limited

In July 2012, the Company sold its 49% investment in NDS Group Limited (“NDS”) to Cisco Systems Inc. for approximately $1.9 billion, of which approximately $60 million was set aside in escrow to satisfy any indemnification obligations. The Company recorded a gain of approximately $1.4 billion on this transaction which was included in Other, net in the Consolidated Statement of Operations for fiscal 2013. During fiscal 2014, upon the resolution of the indemnification obligations, the escrow was released. The Company received approximately $30 million of the amount set aside in escrow and has recorded a charge for the remaining amount. The charge was included in Other, net in the Consolidated Statement of Operations for fiscal 2014.

Other

In July 2015, the Company invested approximately $150 million in cash for a minority equity interest in DraftKings, Inc. (“DraftKings”), a leading operator of online fantasy games and contests. The Company accounts for this investment at cost. Contemporaneous with the Company’s investment, DraftKings, as part of their wider media program, committed to spend a minimum of $250 million for media placements on the Company’s properties through December 2017.

In June 2015, the Company entered into an agreement to exit its investment in MundoFox Broadcasting LLC, an equity method investee where the Company held a 50% interest, for a cash payment of $75 million. The exit fees are included in Other, net in the Consolidated Statement of Operations (See Note 22 – Additional Financial Information).

In fiscal 2015, the Company sold its interest in Bona Film Group (“Bona”), a film distributer in China, for approximately $70 million in cash.

In fiscal 2014, through separate transactions, the Company sold its 47% interest in CMC-News Asia Holdings Limited, its 50% interest in STATS LLC and its 50% interest in STAR CJ Network India Pvt. Ltd., all equity method investees, for a total consideration of approximately $255 million. The Company recorded a gain on these transactions which was included in Other, net in the Consolidated Statement of Operations for fiscal 2014 (See Note 22 – Additional Financial Information).

In fiscal 2013, the Company sold a portion of its interest in Phoenix Satellite Television Holdings Ltd. (“Phoenix”), for approximately $90 million in cash, decreasing its ownership interest to 12% from 18% at June 30, 2012. The Company recorded a gain of $81 million on this transaction which was included in Other, net in the Consolidated Statement of Operations for fiscal 2013. In fiscal 2014, the Company sold its remaining 12% interest in Phoenix for approximately $210 million. The Company recorded a gain, net of expenses, of $199 million on this transaction which was included in Other, net in the Consolidated Statement of Operations for fiscal 2014.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Impairments of investments are reflected in Other, net in the Consolidated Statements of Operations and were recorded as a result of either the deteriorating financial position of the investee or due to a permanent impairment resulting from sustained losses and limited prospects for recovery (See Note 22 – Additional Financial Information).

Summarized Financial Information

Summarized financial information for a significant equity affiliate, determined in accordance with Regulation S-X of the Securities and Exchange Act of 1934, as amended, accounted for under the equity method was as follows:

	For the years ended June 30,
	2015	2014	2013
	(in millions)
Revenues	$15,962	$12,402	$11,342
Operating income	1,527	1,887	2,024
Income from continuing operations	2,899	1,332	1,535
Net income	2,899	1,332	1,535

	As of June 30,
	2015	2014
	(in millions)
Current assets	$7,160	$4,401
Non-current assets	18,337	7,679
Current liabilities	6,922	4,309
Non-current liabilities	12,401	4,889

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

The tables below present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair value measurements
	As of June 30, 2015
Description	Total	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets
Investments(a)	$18	$18	$-	$-
Derivatives(b)	4	-	4	-
Liabilities
Derivatives(b)	(34)	-	(34)	-
Contingent consideration	(114)	-	-	(114)
Redeemable noncontrolling interests	(621)	-	-	(621)

Total	$(747)	$18	$(30)	$(735)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2014
Description	Total	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets
Investments(a)	$124	$124	$-	$-
Liabilities
Derivatives(b)	(10)	-	(10)	-
Contingent consideration	(134)	-	-	(134)
Redeemable noncontrolling interests	(541)	-	-	(541)

Total	$(561)	$124	$(10)	$(675)

(a)	Available-for-sale securities. Bona was the significant available-for-sale security as of June 30, 2014 (See Note 7 – Investments).
(b)	Represents derivatives associated with the Company’s foreign currency forward contracts and interest rate swap contracts.

Contingent Consideration

The contingent consideration liabilities as of June 30, 2015 and 2014 are related to the acquisitions of EMM and SportsTime Ohio in fiscal 2013 (See Note 3 – Acquisitions, Disposals and Other Transactions).

The changes in contingent consideration classified as Level 3 measurements were as follows:

	For the years ended June 30,
	2015	2014
	(in millions)
Beginning of year	$(134)	$(84)
Payments	39	1
Measurement adjustments and foreign exchange movements	(19)	(51)

End of year	$(114)	$(134)

Redeemable Noncontrolling Interests

The Company accounts for redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99-3A”), because their exercise is outside the control of the Company. The redeemable noncontrolling interests recorded at fair value are put arrangements held by the noncontrolling interests in certain of the Company’s majority-owned sports networks. The Company utilizes the market, income or cost approaches or a combination of these valuation techniques for its Level 3 fair value measures. Inputs to such measures could include observable market data obtained from independent sources such as broker quotes and recent market transactions for similar assets. It is the Company’s policy to maximize the use of observable inputs in the measurement of its Level 3 fair value measurements. To the extent observable inputs are not available, the Company utilizes unobservable inputs based upon the assumptions market participants would use in valuing the asset (liability). Examples of utilized unobservable inputs are future cash flows, long term growth rates and applicable discount rates.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the years ended June 30,
	2015	2014	2013
	(in millions)
Beginning of year	$(541)	$(519)	$(641)
Net income attributable to redeemable noncontrolling interests	(109)	(95)	(93)
Issuance of redeemable noncontrolling interests	(75)	-	-
Distributions and other(a)	104	73	215

End of year	$(621)	$(541)	$(519)

(a)	The redeemable noncontrolling interest in Asianet Communications was redeemed in fiscal 2013 and as a result, $186 million was reclassified out of Redeemable noncontrolling interests.

Significant unobservable inputs used in the fair value measurement of the Company’s redeemable noncontrolling interests are operating income before depreciation and amortization (“OIBDA”) growth rates (3%-9% average growth rate range) and discount rates (8%-10% range). Significant increases (decreases) in growth rates and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in discount rates, assuming no changes in growth rates and multiples, would result in a significantly (lower) higher fair value measurement.

The fair value of the redeemable noncontrolling interests in the sports networks were primarily determined by (i) applying a multiples-based formula that is intended to approximate fair value for two of the sports networks and (ii) using a discounted OIBDA valuation model, assuming 8%-10% discount rates for the other sports networks. As of June 30, 2015, one minority shareholder’s put right is currently exercisable and another minority shareholder’s put right will become exercisable in March 2016. The remaining redeemable noncontrolling interests are currently not exercisable.

Financial Instruments

The carrying value of the Company’s financial instruments, such as cash and cash equivalents, receivables, payables and cost method investments, approximates fair value.

Borrowings

	As of June 30,
	2015	2014
	(in millions)
Fair value of borrowings	$21,998	$22,692

Carrying value of borrowings	$19,039	$19,058

Fair value is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market (a Level 1 measurement).

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts primarily to hedge certain exposures to foreign currency exchange rate risks associated with revenues, the cost of producing or acquiring films and television programming as well as its investment in certain foreign operations and equity method investments. The Company’s foreign currency forward contracts, which are primarily denominated in Euros and Pound Sterling, are valued using an income approach.

	As of June 30,
	2015	2014
	(in millions)
Cash flow hedges

Notional amount of foreign currency forward contracts	$903	$393

Fair value of foreign currency forward contracts	$(13)	$(3)

The increase in the balance of foreign currency forward contracts designated as cash flow hedges is due to the increase in hedging activity primarily in response to the appreciation of the U.S. dollar in relation to several foreign currencies. For foreign currency forward contracts designated as cash flow hedges, the Company expects to reclassify the cumulative changes in fair values, included in Accumulated other comprehensive loss, within the next 3 years.

	As of June 30,
	2015	2014
	(in millions)
Net investment hedges

Notional amount of foreign currency forward contracts	$198	$-

Fair value of foreign currency forward contracts	$(13)	$-

The increase in the net investment hedges balance as of June 30, 2015 is primarily due to the Company’s use of foreign currency forward contracts to hedge a portion of the carrying value of the Company’s investment in an equity method investee.

	As of June 30,
	2015	2014
	(in millions)
Economic hedges

Notional amount of foreign currency forward contracts	$-	$305

Fair value of foreign currency forward contracts	$-	$(1)

The economic hedges entered into by the Company as of June 30, 2014 primarily related to the foreign currency forward contracts of the DBS segment, which was sold in November 2014 (See Note 3 – Acquisitions, Disposals and Other Transactions).

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swap Contracts

The Company uses financial instruments to hedge certain exposures to interest rate risks associated with certain borrowings. The Company’s interest rate swap contracts are valued using an income approach.

	As of June 30,
	2015	2014
	(in millions)
Cash flow hedges

Notional amount of interest rate swap contracts	$723	$308

Fair value of interest rate swap contracts	$(4)	$(6)

For interest rate swap contracts designated as cash flow hedges, the Company expects to reclassify the cumulative changes in fair values, included in Accumulated other comprehensive loss, within the next 5 years.

	As of June 30,
	2015	2014
	(in millions)
Economic hedges

Notional amount of interest rate swap contracts	$255	$270

Fair value of interest rate swap contracts	$-	$-

The following table shows the changes in fair value of the Company’s derivatives:

	For the years ended June 30,
	2015	2014
	(in millions)
Beginning of year	$(10)	$3
Changes in fair value recorded in accumulated other comprehensive loss, net of settlements(a)	92	(24)
Reclassified (gains) losses from accumulated other comprehensive loss to net income(a)	(112)	14
Other	-	(3)

End of year	$(30)	$(10)

(a)	The fiscal 2015 activity primarily relates to net investment hedges associated with the DBS segment sold in November 2014.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. PROPERTY, PLANT AND EQUIPMENT, NET

		As of June 30,
	Useful lives	2015	2014
		(in millions)
Land		$142	$142
Buildings and leaseholds	3 to 40 years	1,317	1,373
Machinery and equipment	3 to 15 years	2,620	6,571

		4,079	8,086
Less: accumulated depreciation and amortization		(2,466)	(5,300)

		1,613	2,786
Construction in progress		109	145

Total property, plant and equipment, net		$1,722	$2,931

Depreciation and amortization related to Property, plant and equipment was $433 million, $741 million and $614 million for fiscal 2015, 2014 and 2013, respectively. This includes depreciation of set-top boxes in the DBS segment of $101 million, $308 million and $240 million for fiscal 2015, 2014 and 2013, respectively.

Total operating lease expense was approximately $260 million, $365 million and $385 million for fiscal 2015, 2014 and 2013, respectively.

NOTE 10. GOODWILL AND INTANGIBLE ASSETS, NET

The changes in the carrying values of the Company’s intangible assets and related accumulated amortization were as follows:

	Intangible assets not subject to amortization			Amortizable intangible assets, net
	FCC licenses	Other	Total	MVPD affiliate agreements and relationships(a)	Other intangible assets, net(b)	Total	Total intangible assets, net
	(in millions)
Balance, June 30, 2014	$2,398	$1,463	$3,861	$2,082	$2,129	$4,211	$8,072
Acquisitions(c)	104	2	106	-	99	99	205
Dispositions(c)	(94)	(224)	(318)	-	(1,138)	(1,138)	(1,456)
Amortization	-	-	-	(134)	(169)	(303)	(303)
Foreign exchange movements and Other	-	(28)	(28)	-	(170)	(170)	(198)

Balance, June 30, 2015	$2,408	$1,213	$3,621	$1,948	$751	$2,699	$6,320

(a)

Net of accumulated amortization of $501 million and $367 million as of June 30, 2015 and 2014, respectively. The average useful life of the MVPD affiliate agreements and relationships ranges from 10 to 20 years.

(b)	Net of accumulated amortization of $519 million and $791 million as of June 30, 2015 and 2014, respectively. The average useful life of other intangible assets ranges from 5 to 20 years.
(c)	See Note 3 – Acquisitions, Disposals and Other Transactions.

The decrease in Other intangible assets, net is primarily related to the disposition of Sky Deutschland.

Amortization related to finite-lived intangible assets was $303 million, $401 million and $183 million for fiscal 2015, 2014 and 2013, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Based on the current balance of finite-lived intangible assets, the estimated amortization expense for each of the succeeding five fiscal years is as follows:

	For the years ended June 30,
	2016	2017	2018	2019	2020
	(in millions)
Estimated amortization expense(a)	$235	$228	$224	$221	$213

(a)	These amounts may vary as acquisitions and dispositions occur in the future and as purchase price allocations are finalized.

The changes in the carrying value of goodwill, by segment, are as follows:

	Cable Network Programming	Television	Filmed Entertainment	Direct Broadcast Satellite Television	Other, Corporate and Eliminations	Total Goodwill
	(in millions)
Balance, June 30, 2013	$7,753	$1,882	$1,537	$6,052	$31	$17,255
Acquisitions	1,620	-	-	-	-	1,620
Foreign exchange movements	19	-	57	281	-	357
Adjustments	159	-	-	(1,339)	-	(1,180)

Balance, June 30, 2014	$9,551	$1,882	$1,594	$4,994	$31	$18,052
Acquisitions	87	5	-	-	-	92
Dispositions	-	(55)	(471)	(4,548)	-	(5,074)
Foreign exchange movements and Other	(38)	-	(42)	(446)	(31)	(557)

Balance, June 30, 2015	$9,600	$1,832	$1,081	$-	$-	$12,513

The carrying amount of goodwill was net of accumulated impairments of $371 million as of June 30, 2015, 2014 and 2013.

The increase in the carrying value of the Cable Network Programming segment goodwill, during fiscal 2014, was attributable to the allocation of the excess purchase price related to the acquisition of the majority interest in the YES Network in February 2014 and the finalization of the allocation of excess purchase price related to Fox Sports Asia. The decrease in the carrying value of Direct Broadcast Satellite Television segment goodwill during fiscal 2014 was primarily due to the finalization of the allocation of excess purchase price, for Sky Deutschland, and the resulting reclassification from goodwill to acquired identifiable intangible assets of approximately $1.7 billion partially offset by deferred tax liabilities of approximately $0.4 billion (See Note 3 – Acquisitions, Disposals and Other Transactions).

The increase in the carrying value of the Cable Network Programming segment goodwill, during fiscal 2015, was primarily due to the preliminary allocation of the excess purchase price related to the acquisition of true[X]. The decrease in the carrying value of the Television, Filmed Entertainment and DBS segments goodwill, during fiscal 2015, was primarily due to the dispositions of the FOX affiliated stations, Shine Group and Sky Deutschland, respectively (See Note 3 – Acquisitions, Disposals and Other Transactions).

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

FCC licenses

The Company performs impairment reviews consisting of a comparison of the estimated fair value of the Company’s FCC licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method, assuming a hypothetical start-up scenario for a broadcast station in each of the markets the Company operates in. The significant assumptions used are the discount rate and terminal growth rates and operating margins, as well as industry data on future advertising revenues in the markets where the Company owns television stations. These assumptions are based on actual historical performance and estimates of future performance in each market.

Fiscal 2015 and 2014

During fiscal 2015 and 2014, the Company determined that the goodwill and indefinite-lived intangible assets included in the Consolidated Balance Sheets as of June 30, 2015 and 2014, respectively, were not impaired.

Fiscal 2013

The Company recorded goodwill impairment charges of $35 million in fiscal 2013 related to a business in its Digital Media Group, which was sold in fiscal 2013. Goodwill impairment charges are recorded in Other, net in the Consolidated Statements of Operations (See Note 22 – Additional Financial Information).

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. BORROWINGS

	Weighted average interest rate		Outstanding as of June 30,
Description	as of June 30, 2015	Due date	2015	2014
			(in millions)
Bank loans			$1,560	$1,434
Public debt
- Predecessor indentures	7.14%	2015 - 2096	10,779	11,529
- Senior notes issued under August 2009 indenture	4.95%	2020 - 2044	6,700	5,500

Total public debt			17,479	17,029

Other borrowings			-	595

Total borrowings(a)			19,039	19,058
Less: current portion			(244)	(799)

Long-term borrowings			$18,795	$18,259

(a)	Borrowings are payable in U.S. dollars except for the Sky Deutschland credit agreement which was payable in Euros as discussed within Bank loans below.

Bank loans

In January 2013, Sky Deutschland, a majority owned subsidiary of the Company, entered into a credit agreement, with major financial institutions, that 21st Century Fox America, Inc. (“21CFA”), a wholly-owned subsidiary, and the Company had both guaranteed. The credit agreement provided a €300 million unsecured credit facility with a sub-limit of €75 million revolving credit facility available for cash drawdowns or the issuance of letters of credit and a maturity date of February 2018. The proceeds were used to repay existing Sky Deutschland debt. Included in Borrowings within Non-current liabilities as of June 30, 2014 was €225 million ($308 million) outstanding under the Sky Deutschland credit agreement. In November 2014, Sky Deutschland ceased to be a consolidated subsidiary of the Company, and as a result, this credit agreement is no longer an obligation of the Company (See Note 3 – Acquisitions, Disposals and Other Transactions).

In connection with the acquisition of the majority interest in the YES Network in February 2014, the Company consolidated $1.1 billion, the aggregate outstanding under a term loan facility and a secured revolving credit facility, collectively (the “YES Credit Agreement”), with a sub-limit available for the issuance of letters of credit. In November 2014, the YES Network amended its credit agreement to increase the total size of its credit facility to $1.765 billion, comprised of a secured revolving credit facility, a term loan facility and a delayed draw term loan facility, and to extend the maturity date of the credit agreement to December 2019. The total amount available under the delayed draw term loan facility was $560 million and, in June 2015, was used to retire the YES Network’s Senior Subordinated Notes. As of June 30, 2015, the outstanding balance on the term loan facilities and secured revolving credit facility was $1.4 billion and $115 million, respectively. The total amount available under the secured revolving credit facility is $305 million. The material terms of the YES Credit Agreement include various financial and restrictive covenants. The YES Credit Agreement is collateralized by a substantial portion of the real and personal property assets of the YES Network. At the election of the YES Network, the YES Credit Agreement bears interest at (i) one, two, three or six month LIBOR plus the applicable LIBOR margin, or (ii) the Base Rate plus a Base Rate margin; margins reset quarterly based on the specified leverage ratio of YES Network. The YES Network pays a commitment fee on undrawn funds (currently 0.375%) that is determined by the total leverage ratio. Principal payments with respect to the term loan and delayed draw term loan are required quarterly. Additionally, an annual excess cash flow payment is required as mandatory prepayment of future amortization obligations, subject to certain leverage ratio conditions. The YES Credit Agreement also provides for the establishment of additional credit facilities provided certain terms and provisions are met.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Included in the predecessor indentures as of June 30, 2014 was $750 million of 5.30% Senior Notes which were retired in December 2014. The Company will not issue any new debt under the predecessor indentures.

Public debt - Senior notes issued under August 2009 indenture

These notes are issued under the Amended and Restated Indenture dated August 25, 2009, as supplemented, by and among 21CFA, the Company, as Parent Guarantor, and The Bank of New York Mellon, as Trustee (the “2009 Indenture”). These notes are direct unsecured obligations of 21CFA and rank pari passu with all other unsecured indebtedness of 21CFA. Redemption may occur, at the option of the holders, at 101% of the principal plus an accrued interest amount in certain circumstances where a change of control is deemed to have occurred. These notes are subject to certain covenants, which, among other things, limit the Company’s ability and the ability of the Company’s subsidiaries, to create liens and engage in a merger, sale or consolidation transaction. The 2009 Indenture does not contain any financial maintenance covenants.

Under the August 2009 indenture, the Company recently had the following issuances:

In September 2014, 21CFA issued $600 million of 3.70% Senior Notes due 2024 and $600 million of 4.75% Senior Notes due 2044. The net proceeds of $1.19 billion were used for general corporate purposes.

In September 2013, 21CFA issued $300 million of 4.00% Senior Notes due 2023 and $700 million of 5.40% Senior Notes due 2043. The net proceeds of $987 million were used for general corporate purposes.

Other borrowings

Other borrowings included the Senior Subordinated Notes, consolidated in connection with the acquisition of the majority interest of the YES Network, issued in June 2008 with a principal amount of $525 million pursuant to an indenture agreement and note purchase agreement. On acquisition of the majority interest in the YES Network, the Company recorded a fair value adjustment to increase the carrying value of the Senior Subordinated Notes to the acquisition date fair value of approximately $605 million yielding an effective interest rate of 5.75%. The adjustment was amortized as a reduction of interest expense over the remaining term of the obligation. In June 2015, the YES Network retired the Senior Subordinated Notes for $559 million with funds from the delayed draw term loan under the YES Credit Agreement.

Current borrowings

Included in Borrowings within Current liabilities as of June 30, 2015 was 7.60% Senior Notes of $200 million that are due in October 2015 and principal payments on the YES Network term loan facilities of $44 million that are due in the next 12 months.

Revolving Credit Agreement

In May 2015, the Company refinanced the $2.0 billion revolving credit agreement (the “Prior Credit Agreement”) with a new $1.4 billion unsecured revolving credit facility (the “New Credit Agreement”), among 21CFA as Borrower, the Company as Parent Guarantor, the initial lenders named therein (the “Lenders”), the initial issuing banks named therein, JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) and Citibank, N.A. (“Citibank”) as Co-Administrative Agents, JPMorgan Chase as Designated Agent and Bank of America, N.A. (“Bank of America”) as Syndication Agent. The New Credit Agreement has a sub-limit of $250 million (or its equivalent in Euros)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

available for the issuance of letters of credit and a maturity date of May 2020. Under the New Credit Agreement, the Company may request an increase in the amount of the credit facility up to a maximum amount of $2.0 billion and the Company may request that the maturity date be extended for up to two additional one-year periods. Borrowings are issuable in U.S. dollars only, while letters of credit are issuable in U.S. dollars or Euros. The material terms of the agreement include the requirement that the Company maintain specific leverage ratios and limitations on secured indebtedness. Fees under the New Credit Agreement will be based on the Company’s long-term senior unsecured non-credit enhanced debt ratings. Given the current debt ratings, 21CFA pays a facility fee of 0.125% and an initial drawn cost of LIBOR plus 1.125%.

Note 12. STOCKHOLDERS’ Equity

Common Stock and Preferred Stock

The Company has two classes of common stock that are authorized and outstanding, non-voting Class A Common Stock and voting Class B Common Stock.

As of June 30, 2015, there were approximately 36,000 holders of record of shares of Class A Common Stock and 11,300 holders of record of shares of Class B Common Stock.

In the event of a liquidation or dissolution of the Company, holders of Class A Common Stock and Class B Common Stock shall be entitled to receive all of the remaining assets of the Company available for distribution to its stockholders, ratably in proportion to the number of shares held by Class A Common Stock holders and Class B Common Stock holders, respectively. In the event of any merger or consolidation with or into another entity, the holders of Class A Common Stock and the holders of Class B Common Stock shall be entitled to receive substantially identical per share consideration.

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

Stock Repurchase Program

The Board has authorized a stock repurchase program, under which the Company is currently authorized to acquire Class A Common Stock. The remaining amount as of June 30, 2015 under the Company’s $6 billion authorization approved by the Board in August 2014, excluding commissions, was approximately $0.6 billion which was utilized in full subsequent to June 30, 2015. In August 2015, the Company announced that the Board approved an additional $5 billion authorization, excluding commissions, to the Company’s stock repurchase program for the repurchase of Class A Common Stock. The Company intends to complete this stock repurchase program by August 2016.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The program may be modified, extended, suspended or discontinued at any time.

The following table summarizes the Company’s repurchases of its Class A Common Stock:

	For the years ended June 30,
	2015	2014	2013
	(in millions)
Total cost of repurchases	$5,939	$3,772	$2,026
Total number of shares repurchased	172	115	81

During fiscal 2013, the shares repurchased were Class A Common Stock of the Company then known as News Corporation.

The Company did not repurchase any of its Class B Common Stock during the three year period ended June 30, 2015.

Dividends

The following table summarizes the dividends declared and paid per share on both the Company’s Class A Common Stock and the Class B Common Stock:

	For the years ended June 30,
	2015	2014	2013
Cash dividend paid per share	$0.275	$0.250	$0.170

Subsequent to June 30, 2015, the Company declared a dividend of $0.150 per share on both the Class A Common Stock and the Class B Common Stock, which is payable on October 14, 2015. The record date for determining dividend entitlements is September 9, 2015.

Temporary Suspension of Voting Rights Affecting Non-U.S. Stockholders

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other Comprehensive (Loss) Income

Comprehensive income is reported in the Consolidated Statements of Comprehensive Income and consists of Net income and Other comprehensive (loss) income, including foreign currency translation adjustments, unrealized holding gains and losses on securities, and benefit plan adjustments, which affect stockholders’ equity, and under GAAP, are excluded from Net income.

The following tables summarize the activity within Other comprehensive (loss) income:

	For the year ended June 30, 2015
	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized losses	$(1,740)	$289	$(1,451)
Amount reclassified on hedging activity(a)	(112)	4	(108)
Amount reclassified on dispositions(b)	(253)	-	(253)

Other comprehensive loss(c)	$(2,105)	$293	$(1,812)

Gains and losses on securities
Unrealized gains	$235	$(82)	$153
Amount reclassified on sale of securities(b)	(325)	114	(211)

Other comprehensive loss	$(90)	$32	$(58)

Benefit plan adjustments
Unrealized losses	$(102)	$38	$(64)
Reclassification adjustments realized in net income(d)	285	(101)	184

Other comprehensive income	$183	$(63)	$120

	For the year ended June 30, 2014
	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized gains	$664	$(74)	$590
Amount reclassified on hedging activity(a)	14	(6)	8

Other comprehensive income(c)	$678	$(80)	$598

Gains and losses on securities
Unrealized gains	$71	$(25)	$46
Amount reclassified on sale of Phoenix(b)	(200)	70	(130)

Other comprehensive loss	$(129)	$45	$(84)

Benefit plan adjustments
Unrealized losses	$(210)	$75	$(135)
Reclassification adjustments realized in net income(d)	45	(17)	28

Other comprehensive loss	$(165)	$58	$(107)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended June 30, 2013
	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized losses	$(877)	$2	$(875)
Amount reclassified on hedging activity(a)	(13)	4	(9)
Amount reclassified on the sale of NDS(b)	10	-	10

Other comprehensive loss(c)	$(880)	$6	$(874)

Losses on securities
Unrealized losses	$(71)	$26	$(45)

Other comprehensive loss	$(71)	$26	$(45)

Benefit plan adjustments
Unrealized gains	$374	$(138)	$236
Reclassification adjustments realized in net income(d)	103	(36)	67

Other comprehensive income	$477	$(174)	$303

(a)

Reclassifications of amounts related to hedging activity are included in Operating expenses, Selling, general and administrative expenses or Other, net, as appropriate, in the Consolidated Statements of Operations for fiscal 2015, 2014 and 2013 (See Note 8 – Fair Value for additional information regarding hedging activity).

(b)

Reclassification of amounts related to dispositions and gains and losses on securities are included in Equity earnings of affiliates or Other, net, as appropriate, in the Consolidated Statements of Operations for fiscal 2015, 2014 and 2013.

(c)	Foreign currency translation adjustments include $(214) million, $122 million and $15 million for fiscal 2015, 2014 and 2013, respectively, relating to noncontrolling interests.
(d)

Reclassifications of amounts related to benefit plan adjustments are included in Selling, general and administrative expenses or Other, net, as appropriate, in the Consolidated Statements of Operations for fiscal 2015, 2014 and 2013 (See Note 16 – Pension And Other Postretirement Benefits for additional information).

Accumulated Other Comprehensive Loss

The following table summarizes the components of Accumulated other comprehensive loss, net of tax:

	For the years ended June 30,
	2015	2014	2013
	(in millions)
Foreign currency translation adjustments	$(1,168)	$430	$(46)
Unrealized holding gains on securities	9	67	151
Benefit plan adjustments	(411)	(531)	(424)

Accumulated other comprehensive loss, net of tax	$(1,570)	$(34)	$(319)

NOTE 13. EQUITY-BASED COMPENSATION

2013 Long-Term Incentive Plan

In October 2013, the Company adopted the 2013 Long-Term Incentive Plan (the “2013 Plan”), under which equity-based compensation, including stock options, performance stock units (“PSUs”), restricted stock, restricted stock units (“RSUs”) and other types of awards, may be granted. The Company’s employees and directors are eligible to participate in the 2013 Plan. The Compensation Committee of the Board (the “Compensation Committee”) determines the recipients, type of award to be granted and amounts of awards to be granted under the 2013 Plan. Stock options awarded under the 2013 Plan will be granted at exercise prices which are equal to or exceed the market price at the date of grant. The 2013 Plan replaced the 2005 Long-Term Incentive Plan (the “2005

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Plan” and together with the 2013 Plan, the “Plans”) under which no additional stock options, PSUs, restricted stock or RSUs will be granted. The maximum number of shares of Class A Common Stock that may be issued under the 2013 Plan is 87.5 million shares plus any residual shares remaining under the 2005 Plan. At June 30, 2015, the remaining number of shares available for issuance under the 2013 Plan was approximately 85.2 million. The Company will issue new shares of Class A Common Stock upon vesting of stock-settled PSUs and RSUs. The Company currently has no stock options outstanding and the outstanding RSUs are immaterial.

In August 2014, the Compensation Committee approved the conversion of outstanding cash-settled equity awards granted primarily to certain named executive officers for the fiscal 2013-2015 and fiscal 2014-2016 performance periods from cash-settled to stock-settled awards. As a result, all currently outstanding equity awards granted to the Company’s named executive officers are stock-settled. PSUs granted to certain named executive officers that vested in fiscal 2015 and 2014 were settled in cash.

The fair value of equity-based compensation under the Plans is calculated according to the type of award issued. Cash-settled awards are marked-to-market at each reporting period.

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

In fiscal 2015, 2014 and 2013, participants in the plan received a grant of PSUs that has a three-year performance measurement period beginning in July 2014, 2013 and 2012, respectively. The awards are subject to the achievement of one or more pre-established objective performance measures determined by the Compensation Committee. The majority of the awards issued will be settled in shares of Class A Common Stock upon vesting and are subject to the participants’ continued employment with the Company. Any person who holds PSUs shall have no ownership interest in the shares of Class A Common Stock to which such PSUs relate until and unless shares of Class A Common Stock are delivered to the holder. All shares of Class A Common Stock awards that are cancelled or forfeited become available for future grants. Certain of these awards have a graded vesting provision and the expense recognition is accelerated.

In fiscal 2015, 2014 and 2013, a total of approximately 4.1 million, 4.9 million and 8.2 million PSUs were granted, respectively, and will primarily be settled in shares of Class A Common Stock. PSUs granted to employees in certain foreign locations are settled in cash. During fiscal 2015 and 2014, approximately 1.7 million and 2.1 million cash-settled PSUs vested, respectively. Cash paid for vested cash-settled PSUs were $59 million and $67 million in fiscal 2015 and 2014, respectively, before statutory tax withholdings. No PSUs vested during fiscal 2013.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Separation-Related Adjustments

In connection with the Separation, the Company entered into an Employee Matters Agreement with News Corp, which generally provides that employees of News Corp no longer participate in benefit plans sponsored or maintained by the Company. Pursuant to the Employee Matters Agreement, the Company made certain adjustments to the exercise price and number of the Company’s share-based compensation awards, using the closing price of the Company’s Class A Common Stock on the final day of trading prior to the effective date of the Separation and the volumetric weighted-average prices for the first day of trading for the Company immediately following the Separation, with the intention of preserving the intrinsic value of the awards immediately prior to the Separation. These adjustments are summarized as follows and are reflected in the activity of the table below:

●

All equity-based awards that had a vesting, payment or expiration date, as applicable, on or prior to December 31, 2013 continued under the Company’s 2005 Plan and have been settled in, or by reference to, the Company’s Class A Common Stock, as adjusted to reflect the Separation.

●

All other equity-based awards that have a vesting, payment or expiration date, as applicable, after December 31, 2013 were converted to awards over equity of the post-Separation employer, as adjusted to reflect the Separation.

●	All equity-based awards were adjusted in terms of exercise price and number of shares to preserve the intrinsic value of the awards immediately prior to the Separation.

The Separation-related adjustments did not have a material impact on either compensation expense or the potentially dilutive securities to be considered in the calculation of diluted earnings per share of common stock.

The following table summarizes the activity related to the Company’s target PSUs and RSUs to be settled in stock (PSUs and RSUs in thousands):

	Fiscal 2015		Fiscal 2014		Fiscal 2013
	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value
PSUs and RSUs
Unvested units at beginning of the year	16,182	$22.22	17,794	$16.19	18,197	$14.51
Granted	4,061	34.45	4,677	35.33	7,680	24.21
Vested(a)	(6,812)	14.62	(5,680)	15.57	(6,208)	14.90
Cancelled	(1,514)	24.44	(609)	18.89	(1,071)	15.59
Shares converted from cash-settled to stock-settled	2,107	31.52	-	-	-	-
Separation of News Corp	-	-	-	-	(2,586)	20.34
Shares granted in conversion, as a result of the Separation	-	-	-	-	1,782	16.19

Unvested units at the end of the year(b)	14,024	$30.61	16,182	$22.22	17,794	$16.19

(a)

The fair value and intrinsic value of the Company’s PSUs that vested during fiscal 2015, 2014 and 2013 was $196 million, $21 million and nil, respectively. The fair value and intrinsic value of the Company’s RSUs that vested during fiscal 2015, 2014 and 2013 was $47 million, $160 million and $147 million, respectively. Included in the number of shares vested in fiscal 2014 was approximately 1 million shares issued to News Corp employees.

(b)	The intrinsic value of unvested target PSUs and RSUs as of June 30, 2015 was approximately $455 million.

2004 Stock Option Plan and 2004 Replacement Stock Option Plan

As a result of the Company’s reorganization in November 2004, all the underlying preferred limited voting ordinary shares for the Company’s issued stock options were cancelled and, in exchange, the option holders received

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

stock options for shares of Class A Common Stock on a one-for-two basis with no change in the original terms under the 2004 Stock Option Plan and 2004 Replacement Stock Option Plan (collectively, the “2004 Plan”). The 2004 Plan automatically terminated in fiscal 2014. The Company had no stock options outstanding as of June 30, 2015 and 2014. The intrinsic value of options outstanding as of June 30, 2013 was $29 million.

The following table summarizes the Company’s equity-based compensation:

	For the years ended June 30,
	2015	2014	2013
	(in millions)
Equity-based compensation from continuing operations	$93	$205	$241

Cash received from exercise of equity-based compensation	$-	$35	$181

Total intrinsic value of stock options exercised(a)	$-	$32	$73

(a)	The total intrinsic value of options exercised related to discontinued operations for fiscal 2014 and 2013 was $9 million and $23 million, respectively.

As of June 30, 2015, the Company’s total estimated compensation cost, not yet recognized, related to non-vested PSUs and RSUs for all plans presented was approximately $75 million and is expected to be recognized over a weighted average period between one and two years.

The Company recognized a tax benefit of $110 million, $89 million and $66 million for fiscal 2015, 2014 and 2013, respectively, on vested PSUs and RSUs and on the exercise of stock options.

As of June 30, 2015 and 2014, the liability for cash-settled awards was approximately $10 million and $165 million, respectively.

NOTE 14. RELATED PARTIES

Director Transactions

In connection with the Separation in fiscal 2013, the Company undertook a series of internal reorganization transactions to facilitate the transfers of entities and the related assets and liabilities. As part of those transactions, the Company redeemed 7,600 shares of preferred stock of Fox Television Holdings, Inc. (the “Preferred Stock”), an indirect wholly-owned subsidiary, from Mr. K.R. Murdoch, the Company’s Chairman. Mr. K.R. Murdoch initially was issued the Preferred Stock in connection with the Company’s first acquisition of broadcast television stations in the U.S., at a time when the Company was domiciled in Australia. The Preferred Stock was issued to Mr. K.R. Murdoch, a U.S. citizen, to enable compliance with the then prevailing federal law and FCC rules regulating foreign ownership of broadcast licensees. As of fiscal 2013, the structure was no longer necessary under federal law or FCC rules. The total redemption of approximately $875,000 consisted of a $760,000 repurchase at par value, plus accrued and unpaid dividends of approximately $115,000 (based on a $12 per share annual dividend). The amount paid was pursuant to the terms of the Preferred Stock and no premium was paid on the shares.

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

	For the years ended June 30,
	2015	2014	2013
	(in millions)
Related party revenue, net of expense	$766	$546	$398

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the amount of accounts receivable due from and payable to related parties outstanding on the Consolidated Balance Sheets:

	As of June 30,
	2015	2014
	(in millions)
Accounts receivable from related parties	$417	$223
Accounts payable to related parties(a)	185	165

(a)	Balances as of June 30, 2015 and 2014 include amounts expected to be covered by the Indemnity (See Note 15 – Commitments and Contingencies).

Rotana

The Company has an approximate 19% interest in Rotana Holding FZ-LLC (“Rotana”), a diversified media company in the Middle East and North Africa. A significant stockholder of the Company, who owns more than 5% of the Company’s Class B Common Stock, owns a controlling interest in Rotana. In addition, the Company has provided shareholder loans to the Rotana venture. In accordance with the current terms of the option agreement, as amended in August 2015, the Company has an option to sell its interest in Rotana, any time between March 1, 2020 and August 31, 2020, at the higher of the price per share based on a bona-fide sale offer or the original subscription price plus interest and amounts outstanding under shareholder loans advanced by the Company prior to June 2015.

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

NOTE 15. COMMITMENTS AND CONTINGENCIES

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2015:

	As of June 30, 2015
	Payments due by period
	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
	(in millions)
Contracts for capital expenditure	$12	$12	$-	$-	$-
Operating leases and service agreements
Land and buildings	1,492	241	440	384	427
Other	484	98	159	101	126
Other commitments
Borrowings	19,039	244	936	2,281	15,578
Sports programming rights	48,598	4,955	9,459	8,508	25,676
Entertainment programming rights	2,664	1,102	967	458	137
Other commitments and contractual obligations	3,152	669	1,395	354	734

Total commitments, borrowings and contractual obligations	$75,441	$7,321	$13,356	$12,086	$42,678

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company also has certain contractual arrangements in relation to certain subsidiaries and investees that would require the Company to make payments or provide funding if certain circumstances occur (“contingent guarantees”). The Company does not expect that these contingent guarantees will result in any material amounts being paid by the Company in the foreseeable future. The timing of the amounts presented in the table below reflect when the maximum contingent guarantees will expire and does not indicate that the Company expects to incur an obligation to make payments during that time frame.

		Amount of guarantees expiration per period
Contingent guarantees:	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
	(in millions)
Sports programming rights	$1,095	$924	$163	$-	$8
Hulu indemnity	115	-	115	-	-
Letters of credit and other	53	50	-	2	1

Total contingent guarantees	$1,263	$974	$278	$2	$9

Operating leases and service agreements

Operating leases and service agreements primarily include agreements for office facilities, equipment, transponder service agreements and microwave transmitters used to carry broadcast signals. The leases, which are classified as operating leases, expire at certain dates through fiscal 2050. Included in the total amounts committed of $1.5 billion, are approximately $280 million for office facilities that have been sub-leased to News Corp.

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

Under the Company’s contract with the International Cricket Council (“ICC”), remaining future minimum payments for programming rights to broadcast international cricket matches and series are payable over the remaining term of the contract through 2023. In connection with the agreement with the ICC, the Company was required to obtain a bank guarantee covering its programming rights obligations.

Under the Company’s contract with the BCCI, remaining future minimum payments for program rights to broadcast international and domestic cricket matches and series are payable over the remaining term of the contract through 2018. In connection with the agreement with the BCCI, the Company was required to obtain a bank guarantee covering its programming rights obligations.

In fiscal 2015, the Company and the BCCI, agreed to terminate the program rights related to CLT20 for approximately $420 million in cash, including service taxes. In connection with the termination agreement, the Company was required to obtain a bank guarantee covering its obligations. The Company was relieved of its obligations under the bank guarantee when the Company made the cash payment to the BCCI in July 2015 (See Note 5 – Restructuring Programs).

In addition, the Company has certain other local sports broadcasting rights including the right to broadcast the New York Yankees pre-season and regular season games through the 2042 MLB season.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In July 2015, the Company expanded its arrangement with one of the collegiate conferences for broadcast rights through 2032 and one of the Company’s RSNs agreed to a new rights agreement with a MLB team for broadcast rights through 2032. As part of this new RSN agreement, the Company has agreed to provide the MLB team with an ownership interest in the RSN.

Other commitments and contractual obligations

Primarily includes obligations relating to distribution agreements, deferred and contingent consideration related to business combinations, marketing agreements and television rating services.

Hulu indemnity

The Company owns an equity interest in Hulu LLC (“Hulu”), which is considered a variable interest entity under ASC 810-10. However, the Company is not the primary beneficiary and hence accounts for its investment under the equity method. In October 2012, Hulu redeemed Providence Equity Partners’ equity interest for $200 million. In connection with the transaction, Hulu incurred a charge primarily related to employee equity-based compensation. Accordingly, the Company recorded approximately $60 million to reflect its share of the charge in fiscal 2013. The Company has guaranteed $115 million of Hulu’s $338 million five-year term loan which was used by Hulu, in part, to finance the transaction. The fair value of this guarantee was calculated using Level 3 inputs and was included in the Consolidated Balance Sheet in Other liabilities. In July 2013 and in May 2015, the Company invested $125 million in Hulu to maintain its ownership percentage of approximately 33%. The Company will continue to account for its interest in Hulu as an equity method investment.

Pension and other postretirement benefits

In accordance with ASC 715, “Compensation—Retirement Benefits” (“ASC 715”), the total accrued net benefit liability for pension and other postretirement benefit plans recognized as of June 30, 2015 was $707 million (See Note 16 – Pension and Other Postretirement Benefits). This amount is affected by, among other items, statutory funding levels, changes in plan demographics and assumptions and investment returns on plan assets. Because of the current overall funded status of the Company’s material plans, the accrued liability does not represent expected near-term liquidity needs and, accordingly, this amount is not included in the contractual obligations table.

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

On June 26, 2013, the Court approved the settlement in principle that the parties reached on April 17, 2013, and entered a final judgment dismissing the Consolidated Action. Pursuant to the terms of that settlement, the parties agreed that the director defendants in the Consolidated Action would cause to be paid on their behalf the amount of $139 million to the Company, minus $28 million in attorneys’ fees and expenses awarded by the Court to the plaintiffs’ counsel. No stockholder objected to either the settlement or the proposed fee award. The settlement became effective on August 16, 2013, because as of that date, the dismissal of the Consolidated Action as well as the dismissals of each of the Shields Litigation, the Iron Workers Litigation and the Stricklin Litigation (each as described in the 2013 Form 10-K under the heading “Shareholder Litigation—Southern District of New York”) were

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

no longer subject to appeal. The above amount was paid from an escrow account created for the benefit of the director defendants pursuant to an agreement reached between the defendants and their directors’ and officers’ liability insurers for the payment of insurance proceeds, subject to a claims release, and accordingly the Company recorded the net settlement of $111 million in Other, net in the Consolidated Statement of Operations for fiscal 2014. In addition to the payment to the Company, the settlement contemplates that the Company will build on corporate governance and compliance enhancements which the Company has implemented. These shall remain in effect at least through December 31, 2016, and will be applicable to both the Company and News Corp.

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

In connection with the Separation, the Company and News Corp agreed in the Separation and Distribution Agreement that the Company will indemnify News Corp, on an after-tax basis, for payments made after the Separation arising out of civil claims and investigations relating to the U.K. Newspaper Matters, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp (the “Indemnity”). As of June 30, 2013, the Company recognized approximately $150 million as its obligation under the Indemnity, of which approximately $40 million related to the amounts payable to News Corp and approximately $110 million for the unamortized fair value of expected future payments to be made under the Indemnity. The fair value of the Indemnity was estimated by probability weighting expected payments to be made to News Corp under such Agreement and discounting probability-weighted expected payments to the valuation date, using a discount rate based on the Company’s cost of debt. Pursuant to ASC 460, the amount provided for future payments is being amortized in a systematic pattern that reflects the release from the underlying risks and is included in (Loss) income from discontinued operations, net of tax, in the Consolidated Statements of Operations. As of June 30, 2014, the Company recognized approximately $80 million as its obligation under the Indemnity, of which approximately $65 million related to the amounts payable to News Corp and approximately $15 million for the remaining unamortized fair value of expected future payments to be made under the Indemnity. As of June 30, 2015, the Company recognized approximately $65 million as its obligation under the Indemnity, which is currently payable to News Corp. Pursuant to the Indemnity, the Company made payments of

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

$49 million and $79 million to News Corp during fiscal 2015 and 2014, respectively. If additional information becomes available and as payments are made, the Company will update the liability provision for the Indemnity. Any changes to the liability provision for the Indemnity in the future will impact the results of operations for that period.

Other

Equity purchase arrangements that are exercisable by the counter-party to the agreement, and that are outside the sole control of the Company, are accounted for in accordance with ASC 480-10-S99-3A. Accordingly, the fair values of such equity purchase arrangements are classified in Redeemable noncontrolling interests. Other than the arrangements classified in Redeemable noncontrolling interests, the Company is also a party to several other purchase and sale arrangements which become exercisable at various points in time. However, these arrangements are currently either not exercisable in the next twelve months or are not material.

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

NOTE 16. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company participates in and/or sponsors various pension, savings and postretirement benefit plans. The major pension plans and postretirement benefit plans are closed to new participants (with the exception of groups covered by collective bargaining agreements). In fiscal 2015, the Company settled a portion of its pension obligations by irrevocably transferring pension liabilities to an insurance company through the purchase of a group annuity contract and through lump sum distributions. This purchase, funded with pension plan assets, resulted in a pre-tax settlement loss related to the recognition of accumulated deferred actuarial losses of $245 million which was included in Other, net in the Consolidated Statement of Operations for fiscal 2015.

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

The funded status of the plans can change from year to year, but the assets of the funded plans have been sufficient to pay all benefits that came due in each of fiscal 2015, 2014 and 2013.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The following table sets forth the change in the projected benefit obligation, change in the fair value of plan assets and funded status for the Company’s benefit plans:

	Pension benefits		Postretirement benefits
	As of June 30,
	2015	2014	2015	2014
	(in millions)
Projected benefit obligation, beginning of the year	$2,494	$2,095	$153	$146
Service cost	75	73	4	4
Interest cost	107	106	6	6
Benefits paid	(52)	(53)	(8)	(8)
Settlements(a)	(58)	(39)	-	-
Actuarial (gains) losses(b)	(21)	289	2	5
Foreign exchange rate changes	(16)	16	-	-
Annuitization of pension liabilities(c)	(537)	-	-	-
Dispositions	(44)	-	-	-
Other	(10)	7	-	-

Projected benefit obligation, end of the year	1,938	2,494	157	153

Change in the fair value of plan assets for the Company’s benefit plans:
Fair value of plan assets, beginning of the year	1,874	1,657	-	-
Actual return on plan assets	(2)	197	-	-
Employer contributions	174	100	8	8
Benefits paid	(52)	(53)	(8)	(8)
Settlements(a)	(58)	(39)	-	-
Foreign exchange rate changes	(9)	12	-	-
Annuitization of pension liabilities(c)	(537)	-	-	-
Other	(2)	-	-	-

Fair value of plan assets, end of the year	1,388	1,874	-	-

Funded status(d)	$(550)	$(620)	$(157)	$(153)

(a)	Amounts related to payments made to former employees in full settlement of their deferred pension benefits.
(b)	The June 30, 2014 actuarial losses were due to a change in the discount rate assumption utilized in measuring plan obligations.
(c)

In the fourth quarter of fiscal 2015, the Company settled pension obligations through the purchase of a group annuity contract from an insurance company and through lump sum distributions. This purchase, funded with pension plan assets, resulted in a pre-tax settlement loss related to the recognition of accumulated deferred actuarial losses of $245 million which was included in Other, net in the Consolidated Statement of Operations for fiscal 2015.

(d)

The Company has established an irrevocable grantor trust (the “Trust”), administered by an independent trustee, with the intention of making cash contributions to the Trust to fund certain future pension benefit obligations of the Company. The assets in the Trust are unsecured funds of the Company and can be used to satisfy the Company’s obligations in the event of bankruptcy or insolvency. The fair value of the assets in the Trust as of June 30, 2015 and 2014 was approximately $215 million and $210 million, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2015	2014	2015	2014
	(in millions)
Pension/postretirement assets	$-	$34	$-	$-
Accrued pension/postretirement liabilities	(550)	(654)	(157)	(153)

Net amount recognized	$(550)	$(620)	$(157)	$(153)

Amounts recognized in Accumulated other comprehensive loss, before tax, consist of:

	Pension benefits		Postretirement benefits
	As of June 30,
	2015	2014	2015	2014
	(in millions)
Actuarial losses	$609	$794	$43	$45
Prior service cost	6	7	-	-

Net amounts recognized	$615	$801	$43	$45

Amounts in Accumulated other comprehensive loss, before tax, expected to be recognized as a component of net periodic benefit costs in fiscal 2016:

	As of June 30, 2015
	Pension benefits	Postretirement benefits
	(in millions)
Actuarial losses	$31	$3
Prior service cost	1	-

Net amounts expected to be recognized	$32	$3

Accumulated pension benefit obligations as of June 30, 2015 and 2014 were $1,662 million and $2,191 million, respectively. Information about funded and unfunded pension plans is presented below:

	Funded plans		Unfunded plans
	As of June 30,
	2015	2014	2015		2014
	(in millions)
Projected benefit obligation	$1,647	$2,168	$291		$326
Accumulated benefit obligation	1,377	1,873	285		318
Fair value of plan assets	1,388	1,874	-	(a)	-

(a)

The Company has established a Trust to fund certain future pension benefit obligations of the Company. The assets in the Trust are unsecured funds of the Company and can be used to satisfy the Company’s obligations in the event of bankruptcy or insolvency. The fair value of the assets in the Trust as of June 30, 2015 was approximately $215 million.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Below is information about pension plans in which the accumulated benefit obligation exceeds fair value of the plan assets.

	Funded plans		Unfunded plans
	As of June 30,
	2015	2014	2015		2014
	(in millions)
Projected benefit obligation	$595	$1,319	$291		$326
Accumulated benefit obligation	586	1,023	285		318
Fair value of plan assets	483	992	-	(a)	-

(a)

The Company has established a Trust to fund certain future pension benefit obligations of the Company. The assets in the Trust are unsecured funds of the Company and can be used to satisfy the Company’s obligations in the event of bankruptcy or insolvency. The fair value of the assets in the Trust as of June 30, 2015 was approximately $215 million.

The components of net periodic benefit costs from continuing operations were as follows:

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2015	2014	2013	2015	2014	2013
	(in millions)
Service cost benefits earned during the period	$75	$73	$105	$4	$4	$4
Interest costs on projected benefit obligations	107	106	101	6	6	6
Expected return on plan assets	(128)	(113)	(110)	-	-	-
Amortization of deferred losses	36	41	79	3	3	3
Other	1	1	2	-	-	-

Net periodic benefit costs from continuing operations	$91	$108	$177	$13	$13	$13

Net periodic benefit costs from continuing operations exclude the pre-tax settlement loss related to the recognition of accumulated deferred actuarial losses of $245 million which was included in Other, net in the Consolidated Statement of Operations for fiscal 2015.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Pension benefits			Postretirement benefits
	For the years ended June 30,
	2015	2014	2013	2015	2014	2013
Additional information related to continuing operations:
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.7%	4.5%	5.2%	4.5%	4.3%	4.8%
Rate of increase in future compensation	4.6%	4.6%	4.4%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit costs
Discount rate	4.5%	5.2%	4.3%	4.3%	4.8%	3.8%
Expected return on plan assets	7.0%	7.0%	7.0%	N/A	N/A	N/A
Rate of increase in future compensation	4.6%	4.4%	6.2%	N/A	N/A	N/A

N/A – not applicable

In fiscal 2015, the Company adopted a new mortality table released by the Society of Actuaries which extends the life expectancy of plan participants. As a result, the projected benefit obligation for all plans increased by approximately $60 million as of June 30, 2015.

The following assumed health care cost trend rates at June 30 were also used in accounting for postretirement benefits:

	Postretirement Benefits
	Fiscal 2015	Fiscal 2014
Health care cost trend rate	6.4%	6.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2028	2028

Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. The effect of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate would have the following effects on the results for fiscal 2015:

	Service and interest costs	Benefit obligation
	(in millions)
One percentage point increase	$-	$5
One percentage point decrease	-	(4)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the estimated benefit payments and estimated settlements for the next five fiscal years and in aggregate for the five fiscal years thereafter. These payments are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

	Expected benefit payments
	Pension benefits	Postretirement benefits
	(in millions)
Fiscal year:
2016	$61	$8
2017	64	8
2018	69	8
2019	75	9
2020	83	9
2021-2025	534	47

The above table shows expected benefits payments for the postretirement benefits net of U.S. Medicare subsidy receipts which are anticipated to be less than $1 million per year.

Plan Assets

The Company applies the provisions of ASC 715, which requires disclosures including: (i) investment policies and strategies; (ii) the major categories of plan assets; (iii) the inputs and valuation techniques used to measure plan assets; (iv) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (v) significant concentrations of risk within plan assets.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the Company’s plan assets by level within the fair value hierarchy, as described in Note 8 – Fair Value, as of June 30, 2015 and 2014:

	As of June 30, 2015				As of June 30, 2014
		Fair value measurements at reporting date using				Fair value measurements at reporting date using
Description	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Pooled funds:(a)
Money market funds	$163	$-	$163	$-	$117	$-	$117	$-
Domestic equity funds	127	127	-	-	172	172	-	-
International equity funds	259	259	-	-	309	255	54	-
Domestic fixed income funds	2	2	-	-	164	164	-	-
International fixed income funds	147	42	105	-	161	1	160	-
Balanced funds	245	104	141	-	334	173	161	-
Other pooled funds	24	2	22	-	-	-	-	-
Common stocks(b)
U.S. common stocks	199	199	-	-	360	360	-	-
Government and agency obligations(c)
Domestic government obligations	22	-	22	-	24	-	24	-
Domestic agency obligations	23	-	23	-	33	-	33	-
International government obligations	2	-	2	-	-	-	-	-
Corporate obligations(c)	68	-	68	-	84	-	84	-
Partnership interests(d)	20	-	20	-	37	-	37	-
Other	87	(1)	88	-	79	(11)	89	1

Total	$1,388	$734	$654	$-	$1,874	$1,114	$759	$1

(a)

Open-ended pooled funds that are registered and/or available to the general public are valued at the daily published net asset value (“NAV”). Other pooled funds are valued at the NAV provided by the fund issuer.

(b)	Common stock investments that are publicly traded are valued at the closing price reported on active markets in which the individual securities are traded.
(c)	The fair value of corporate, government and agency obligations are valued based on a compilation of primary observable market information or a broker quote in a non-active market.
(d)	The fair values of partnerships that are not publicly traded are based on the fair value obtained from the general partner.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s benefit plan weighted-average asset allocations, by asset category, are as follows:

	Pension benefits
	As of June 30,
	2015	2014
Asset Category:
Equity securities	43%	46%
Debt securities	25	29
Other, including cash	32	25

Total	100%	100%

Required pension plan contributions for the next fiscal year are not expected to be material; however, actual contributions may be affected by pension asset and liability valuation changes during the year. The Company will continue to make voluntary contributions as necessary to improve funded status.

Multiemployer Pension and Postretirements Plans

The Company contributes to various multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of its union-represented employees, primarily at the Filmed Entertainment segment. The risks of participating in these multiemployer pension plans are different from single-employer pension plans such that (i) contributions made by the Company to the multiemployer pension plans may be used to provide benefits to employees of other participating employers; (ii) if the Company chooses to stop participating in certain of these multiemployer pension plans, it may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability; and (iii) actions taken by a participating employer that lead to a deterioration of the financial health of a multiemployer pension plan may result in the unfunded obligations of the multiemployer pension plan to be borne by its remaining participating employers. While no multiemployer pension plan that the Company contributed to is individually significant to the Company, the Company was listed on six Form 5500s as providing more than 5% of total contributions based on the current information available. The financial health of a multiemployer plan is indicated by the zone status, as defined by the Pension Protection Act of 2006, which represents the funded status of the plan as certified by the plan’s actuary. Plans in the red zone are less than 65% funded, the yellow zone are between 65% and 80% funded, and green zone are at least 80% funded. The most recent available funded status of the six plans in which the Company was listed as providing more than 5% of total contributions are all green.

The Company also contributes to various other multiemployer benefit plans that provide health and welfare benefits to active and retired participants, primarily at the Filmed Entertainment segment.

The table below presents the Company’s contributions to multiemployer pension and postretirement plans for fiscal 2015, 2014 and 2013:

	For the years ended June 30,
	2015	2014	2013
	(in millions)
Pension benefits	$77	$70	$66
Other benefits	89	85	80
Total contributions	$166	$155	$146

Defined Contribution Plans

The Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $59 million, $69 million and $195 million for fiscal 2015, 2014 and 2013, respectively, of which $134 million for fiscal 2013 related to discontinued operations.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. INCOME TAXES

Income from continuing operations before income tax expense was attributable to the following jurisdictions:

	For the years ended June 30,
	2015	2014	2013
	(in millions)
U.S. (including exports)	$9,953	$5,375	$8,115
Foreign	(106)	(186)	621

Income from continuing operations before income tax expense	$9,847	$5,189	$8,736

Significant components of the Company’s provision for income taxes from continuing operations were as follows:

	For the years ended June 30,
	2015	2014	2013
	(in millions)
U.S.
Federal	$891	$1,178	$1,024
State & local	88	76	93
Foreign	93	57	93

Total current	1,072	1,311	1,210

Deferred and other	171	(39)	480

Provision for income taxes from continuing operations	$1,243	$1,272	$1,690

The reconciliation of income tax attributable to continuing operations computed at the statutory rate to income tax expense was:

	For the years ended June 30,
	2015	2014	2013
U.S. federal income tax rate	35%	35%	35%
Sale of interest in subsidiaries	-	-	(4)
State and local taxes	1	1	1
Effect of foreign operations	(2)	(5)	(2)
Adjustments for tax matters, net	2	-	(1)
Valuation allowance movements	(20)	-	(7)
Nontaxable income attributable to noncontrolling interests	(1)	(2)	(1)
Domestic production activities deduction	(1)	(2)	(1)
Other	(1)	(2)	(1)

Effective tax rate for income from continuing operations	13%	25%	19%

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the components of the deferred tax accounts:

	As of June 30,
	2015	2014
	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$380	$284
Capital loss carryforwards	36	1,360
Foreign tax credit carryforwards	173	561
Accrued liabilities	981	733
Other	222	293

Total deferred tax assets	1,792	3,231
Deferred tax liabilities:
Basis difference and amortization	(2,418)	(2,898)
Revenue recognition	(511)	(528)
Sports rights contracts	(383)	(135)

Total deferred tax liabilities	(3,312)	(3,561)

Net deferred tax liability before valuation allowance	(1,520)	(330)
Less: valuation allowance	(453)	(2,338)

Total net deferred tax liabilities	$(1,973)	$(2,668)

The Company had current deferred tax assets of $28 million and current deferred tax liabilities of $220 million as of June 30, 2015 and nil as of June 30, 2014.

The Company had non-current deferred tax assets of $301 million and $61 million as of June 30, 2015 and 2014, respectively. The Company also had non-current deferred tax liabilities of $2,082 million and $2,729 million as of June 30, 2015 and 2014, respectively.

The primary reason for the change in the net deferred tax liabilities is due to the sale of the DBS businesses which necessitated the reversal of historical deferred tax liabilities. This transaction also allowed for the utilization of capital loss carryforwards and foreign tax credit carryforwards in the current year. Previously, these tax assets had a full valuation allowance recorded. As a result of the transaction, the associated valuation allowance was also reversed.

As of June 30, 2015, the Company had $380 million of tax attributes from net operating loss carryforwards available to offset future taxable income. A substantial portion of these losses expire through 2023. In accordance with ASC 740, a valuation allowance of $197 million is recorded against this attribute with a further $256 million valuation allowance recorded on various other tax assets to reflect their realizable value.

As of June 30, 2015, the Company had $173 million of foreign tax credit carryovers available to offset future income tax expense. Foreign tax credit carryforwards may only be utilized to offset the portion of the Company’s earnings in the U.S. which are considered foreign source. The Company has no valuation allowance associated with this tax asset as the Company has determined that it is more likely than not that the Company will utilize these foreign tax credit carryforwards prior to their expiration.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the change in the unrecognized tax benefits, excluding interest and penalties:

	For the years ended June 30,
	2015	2014	2013
	(in millions)
Balance, beginning of year	$144	$200	$173
Additions for prior year tax positions	46	1	60
Additions for current year tax positions	171	13	4
Reduction for prior year tax positions	-	(70)	(37)

Balance, end of year	$361	$144	$200

The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense. The Company recorded liabilities for accrued interest of $37 million and $29 million as of June 30, 2015 and 2014, respectively, and the amounts of interest income/expense recorded in each of the three fiscal years 2015, 2014 and 2013 were not material.

The Company is subject to tax in various domestic and international jurisdictions and, as a matter of ordinary course, the Company is regularly audited by federal, state and foreign tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not anticipate that the resolution of these pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity. The increase in the balance for the current year primarily relates to uncertainties related to certain valuation matters. The U.S. Internal Revenue Service has concluded its examination of the Company’s returns through fiscal year 2008, and is currently examining fiscal years 2009 through 2013. Additionally, the Company’s income tax returns for fiscal years 2000 through 2015 are subject to examination in various foreign jurisdictions. The Company does not expect significant changes to these positions over the next 12 months. As of June 30, 2015 and 2014, $361 million and $144 million, respectively, would affect the Company’s effective income tax rate, if the Company’s position with respect to the uncertainties is upheld.

The Company has not provided U.S. deferred income taxes and foreign withholding taxes on outside basis differentials including undistributed earnings attributable to certain foreign subsidiaries. It is management’s intention to reinvest in these subsidiaries indefinitely and the Company’s long term domestic liquidity needs do not consider repatriation of the undistributed earnings of these subsidiaries. The calculation of the unrecognized deferred tax liability for temporary differences related to these outside basis differentials is not practicable. Undistributed earnings of foreign subsidiaries of the Company considered to be indefinitely reinvested amounted to approximately $975 million as of June 30, 2015.

NOTE 18. SEGMENT INFORMATION

The Company is a diversified global media and entertainment company, which manages and reports its businesses in the following segments:

●

Cable Network Programming, which principally consists of the production and licensing of programming distributed primarily through cable television systems, direct broadcast satellite operators, telecommunication companies and online video distributors in the U.S. and internationally.

●

Television, which principally consists of the broadcasting of network programming in the U.S. and the operation of 28 full power broadcast television stations, including 11 duopolies, in the U.S. (of these stations, 17 are affiliated with the FOX, 10 are affiliated with MyNetworkTV and one is an independent station).

●

Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide.

●

Direct Broadcast Satellite Television, which consisted of the distribution of programming services via satellite, cable and broadband directly to subscribers in Italy, Germany and Austria. The DBS segment consisted entirely of the operations of Sky Italia and Sky Deutschland. On November 12, 2014, Twenty-

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

First Century Fox completed the sale of Sky Italia and its 57% interest in Sky Deutschland to Sky (See Note 3 – Acquisitions, Disposals and Other Transactions).
●	Other, Corporate and Eliminations, which principally consists of corporate overhead and eliminations and other businesses.

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

	For the years ended June 30,
	2015	2014	2013
	(in millions)
Revenues:
Cable Network Programming	$13,773	$12,273	$10,881
Television	4,895	5,296	4,860
Filmed Entertainment	9,525	9,679	8,642
Direct Broadcast Satellite Television	2,112	6,030	4,439
Other, Corporate and Eliminations	(1,318)	(1,411)	(1,147)

Total revenues	$28,987	$31,867	$27,675

Segment OIBDA:
Cable Network Programming	$4,648	$4,407	$4,177
Television	718	882	855
Filmed Entertainment	1,445	1,358	1,308
Direct Broadcast Satellite Television	234	424	397
Other, Corporate and Eliminations	(323)	(356)	(476)

Total Segment OIBDA	6,722	6,715	6,261

Amortization of cable distribution investments	(80)	(85)	(89)
Depreciation and amortization	(736)	(1,142)	(797)
Equity earnings of affiliates	904	622	655
Interest expense, net	(1,198)	(1,121)	(1,063)
Interest income	39	26	57
Other, net	4,196	174	3,712

Income from continuing operations before income tax expense	9,847	5,189	8,736
Income tax expense	(1,243)	(1,272)	(1,690)

Income from continuing operations	8,604	3,917	7,046
(Loss) income from discontinued operations, net of tax	(67)	729	277

Net income	8,537	4,646	7,323
Less: Net income attributable to noncontrolling interests	(231)	(132)	(226)

Net income attributable to Twenty-First Century Fox stockholders	$8,306	$4,514	$7,097

Intersegment revenues, generated by the Filmed Entertainment segment, of $1,236 million, $1,292 million and $979 million for fiscal 2015, 2014 and 2013, respectively, have been eliminated within the Other, Corporate and Eliminations segment.

	For the years ended June 30,
	2015	2014	2013
	(in millions)
Depreciation and amortization:
Cable Network Programming	$294	$232	$197
Television	115	105	93
Filmed Entertainment	107	133	132
Direct Broadcast Satellite Television	202	657	355
Other, Corporate and Eliminations	18	15	20

Total depreciation and amortization	$736	$1,142	$797

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the years ended June 30,
	2015	2014	2013
	(in millions)
Capital expenditures:
Cable Network Programming	$106	$131	$88
Television	77	90	103
Filmed Entertainment	45	61	63
Direct Broadcast Satellite Television	95	368	344
Other, Corporate and Eliminations	101	28	24

Total capital expenditures	$424	$678	$622

	As of June 30,
	2015	2014
	(in millions)
Total assets:
Cable Network Programming	$23,235	$22,422
Television	6,646	6,449
Filmed Entertainment	9,105	10,419
Direct Broadcast Satellite Television	-	9,144
Other, Corporate and Eliminations	6,536	3,500
Investments	4,529	2,859

Total assets	$50,051	$54,793

	As of June 30,
	2015	2014
	(in millions)
Goodwill and intangible assets, net:
Cable Network Programming	$12,746	$12,854
Television	4,297	4,282
Filmed Entertainment	1,790	2,441
Direct Broadcast Satellite Television	-	6,451
Other, Corporate and Eliminations	-	96

Total goodwill and intangible assets, net	$18,833	$26,124

Revenues by Component

	For the years ended June 30,
	2015	2014	2013
	(in millions)
Revenues:
Affiliate fees	$10,353	$8,984	$7,678
Subscription	1,964	5,467	4,074
Advertising	7,609	8,218	7,634
Content	8,677	8,596	7,871
Other	384	602	418

Total revenues	$28,987	$31,867	$27,675

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Geographic Segments

	For the years ended June 30,
	2015	2014	2013
	(in millions)
Revenues:
U.S. and Canada(a)	$18,563	$17,842	$15,937
Europe(b)	5,724	9,745	7,717
Other(c)	4,700	4,280	4,021

Total revenues	$28,987	$31,867	$27,675

(a)	Revenues include approximately $18.2 billion, $17.4 billion and $15.6 billion from customers in the U.S. in fiscal 2015, 2014 and 2013, respectively.
(b)

Revenues include approximately $1.5 billion, $3.9 billion and $3.6 billion from customers in Italy in fiscal 2015, 2014 and 2013, respectively, as well as approximately $1.2 billion, $2.4 billion and $1.3 billion from customers in Germany in fiscal 2015, 2014 and 2013, respectively.

(c)	Revenues include approximately $2.6 billion, $2.2 billion and $2.1 billion from customers in Asia in fiscal 2015, 2014 and 2013, respectively.

	As of June 30,
	2015	2014
	(in millions)
Long-lived assets:(a)
U.S. and Canada	$8,194	$7,951
Europe	170	1,788
Other	648	634

Total long-lived assets	$9,012	$10,373

(a)	Reflects Total assets less Current assets, Goodwill, Intangible assets, Investments and Non-current deferred tax assets.

There is no material reliance on any single customer. Revenues are attributed to countries based on location of customers.

Other primarily consists of Asia and South America.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share under ASC 260, “Earnings per Share”:

	For the years ended June 30,
	2015	2014	2013
	(in millions, except per share amounts)
Income from continuing operations	$8,604	$3,917	$7,046
Less: Net income attributable to noncontrolling interests	(231)	(132)	(226)

Income from continuing operations attributable to Twenty-First Century Fox stockholders - basic	$8,373	$3,785	$6,820
Other	(1)	-	(3)

Income from continuing operations attributable to Twenty-First Century Fox stockholders - diluted	$8,372	$3,785	$6,817

(Loss) income from discontinued operations, net of tax attributable to Twenty-First Century Fox stockholders - basic and diluted	(67)	729	277

Net income attributable to Twenty-First Century Fox stockholders - basic	8,306	4,514	7,097
Other	(1)	-	(3)

Net income attributable to Twenty-First Century Fox stockholders - diluted	$8,305	$4,514	$7,094

Weighted average shares - basic	2,127	2,265	2,337
Shares issuable under equity-based compensation plans(a)	3	4	4

Weighted average shares - diluted	2,130	2,269	2,341

Income from continuing operations attributable to Twenty-First Century Fox stockholders per share - basic	$3.94	$1.67	$2.91

Income from continuing operations attributable to Twenty-First Century Fox stockholders per share - diluted	$3.93	$1.67	$2.91

(Loss) income from discontinued operations, net of tax attributable to Twenty-First Century Fox stockholders per share - basic and diluted	$(0.03)	$0.32	$0.12

Net income attributable to Twenty-First Century Fox stockholders per share - basic	$3.91	$1.99	$3.03

Net income attributable to Twenty-First Century Fox stockholders per share - diluted	$3.90	$1.99	$3.03

(a)	Weighted average common shares include the incremental shares that would be issued upon the assumed vesting of PSUs and RSUs and exercise of stock options if the effect is dilutive.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. QUARTERLY DATA (UNAUDITED)

	For the three months ended
	September 30,	December 31,	March 31,	June 30,
	(in millions, except per share amounts)
Fiscal 2015
Revenues	$7,887	$8,055	$6,840	$6,205
Income from continuing operations attributable to Twenty-First Century Fox stockholders(a)	1,044	6,223	990	116
Loss from discontinued operations, net of tax	(7)	(16)	(15)	(29)
Net income attributable to Twenty-First Century Fox stockholders	$1,037	$6,207	$975	$87
Income from continuing operations attributable to Twenty-First Century Fox stockholders per share - basic and diluted	$0.48	$2.89	$0.47	$0.06
Net income attributable to Twenty-First Century Fox stockholders per share - basic	$0.47	$2.89	$0.46	$0.04
Net income attributable to Twenty-First Century Fox stockholders per share - diluted	$0.47	$2.88	$0.46	$0.04
Stock prices(b)
Class A - High	$36.30	$39.01	$37.85	$34.65
Class A - Low	$31.30	$31.77	$32.80	$32.26
Class B - High	$35.28	$37.50	$36.52	$34.43
Class B - Low	$31.03	$30.71	$31.78	$31.88
Fiscal 2014
Revenues	$7,061	$8,163	$8,219	$8,424
Income from continuing operations attributable to Twenty-First Century Fox stockholders	768	982	1,069	966
Income (loss) from discontinued operations, net of tax	487	225	(16)	33
Net income attributable to Twenty-First Century Fox stockholders	$1,255	$1,207	$1,053	$999
Income from continuing operations attributable to Twenty-First Century Fox stockholders per share - basic and diluted	$0.33	$0.43	$0.47	$0.43
Net income attributable to Twenty-First Century Fox stockholders per share - basic and diluted	$0.54	$0.53	$0.47	$0.45
Stock prices(b)
Class A - High	$33.51	$35.18	$35.63	$36.21
Class A - Low	$29.21	$32.20	$30.73	$31.65
Class B - High	$33.40	$34.85	$35.04	$35.36
Class B - Low	$29.34	$31.65	$30.21	$30.77

(a)	See Note 22 – Additional Financial Information for details of infrequent items recorded during the fiscal year.
(b)

The stock prices reflect the reported high and low closing sales prices for the Class A Common Stock and Class B Common Stock, as reported on the NASDAQ under the symbols “FOXA” and “FOX”, respectively.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. VALUATION AND QUALIFYING ACCOUNTS

	Balance as of beginning of year	Additions	Acquisitions and disposals	Utilization	Foreign exchange	Balance as of end of year
	(in millions)
Fiscal 2015
Allowances for returns and doubtful accounts	$(815)	$(881)	$149	$889	$152	$(506)
Deferred tax valuation allowance	(2,338)	(34)	1,687	224	8	(453)
Fiscal 2014
Allowances for returns and doubtful accounts	$(899)	$(890)	$-	$943	$31	$(815)
Deferred tax valuation allowance	(3,284)	(171)	938	218	(39)	(2,338)
Fiscal 2013
Allowances for returns and doubtful accounts	$(800)	$(1,078)	$5	$994	$(20)	$(899)
Deferred tax valuation allowance	(1,514)	(156)	(2,054)	392	48	(3,284)

NOTE 22. ADDITIONAL FINANCIAL INFORMATION

Supplemental Cash Flows Information

	For the years ended June 30,
	2015	2014	2013
	(in millions)
Supplemental cash flows information:
Cash paid for income taxes(a)	$(880)	$(1,441)	$(1,267)
Cash paid for interest	$(1,213)	$(1,140)	$(1,080)
Sale of other investments	$2	$1	$3
Purchase of other investments	$(78)	$(65)	$(155)

Supplemental information on businesses acquired and additional investments:
Fair value of assets acquired	$219	$2,833	$5,399
Cash acquired	-	3	684
Liabilities assumed	(2)	(1,763)	(2,174)
Decrease in deferred consideration	-	7	-
Noncontrolling interest increase	-	(385)	(2,619)
Cash paid	(142)	(695)	(1,290)

Fair value of equity instruments issued to third parties	75	-	-
Issuance of subsidiary common units	(75)	-	-

Fair value of equity instruments consideration	$-	$-	$-

(a)	Cash paid for income taxes related to discontinued operations was $104 million for fiscal 2013.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other, net

The following table sets forth the components of Other, net included in the Consolidated Statements of Operations:

	For the years ended June 30,
	2015	2014	2013
	(in millions)
Gain on disposition of DBS businesses(a)	$4,984	$-	$-
Gain on disposition of Shine Group(a)	58	-	-
Change in fair value of securities(a)	12	(4)	86
Impairment charges(b)	(270)	-	(35)
Settlement loss on pension liabilities(c)	(245)	-	-
Restructuring(d)	(232)	(52)	(13)
Loss on exit of MundoFox investment(e)	(85)	-	-
Venezuela foreign currency devaluation(f)	(28)	(104)	-
Investment impairment losses(e)	(4)	(69)	(20)
Gain on sale of investment in STATS(e)	-	112	-
Gain on Sky Deutschland transaction(a)	-	-	2,069
(Loss) gain on sale of investment in NDS(e)	-	(30)	1,446
Gain on sale of investment in Phoenix(e)	-	199	81
Gain on Fox Sports Asia transaction(a)	-	-	174
Shareholder litigation settlement(g)	-	111	-
Loss on sale of Baltimore station(a)	-	-	(92)
Other	6	11	16

Total other, net	$4,196	$174	$3,712

(a)	See Note 3 – Acquisitions, Disposals and Other Transactions.
(b)	See Note 6 – Inventories, Net and Note 10 – Goodwill and Intangible Assets, Net.
(c)	See Note 16 – Pension and Other Postretirement Benefits.
(d)	See Note 5 – Restructuring Programs.
(e)	See Note 7 – Investments.
(f)

Devaluation losses primarily relate to the Company’s business activities in Venezuela which operate in a highly inflationary economy. There have been significant changes to the foreign currency exchange rate environment in Venezuela governing the conversion of Venezuelan Bolivars (“Bolivars”) to U.S. dollars. Prior to 2014, companies generally used the official exchange rate controlled by Venezuela’s Commission for the Administration of Foreign Exchange (“CADIVI”), which was 6.3 Bolivars per U.S. Dollar unless they had transactions or were among the entities the Venezuelan government had specifically authorized to use the Supplementary Foreign Currency Administration System (“SICAD”) auction rate. In January 2014, the Venezuelan government significantly expanded the use of the SICAD rate and, in March 2014, the Venezuelan government created a third currency exchange mechanism called SICAD 2 and said it may be used by all entities for all transactions. Until March 31, 2014, the Company’s Venezuelan Bolivar denominated net monetary assets were translated at the official exchange rate of 6.3 Bolivars per U.S. Dollar. During the fourth quarter of fiscal 2014, the Company was able to use the SICAD 2 mechanism to convert a portion of its Venezuelan Bolivar denominated cash to U.S. dollars. Accordingly, the Company remeasured all its Venezuelan Bolivar denominated net monetary assets at the SICAD 2 exchange rate resulting in a devaluation loss of $104 million for fiscal 2014. In February 2015, the Venezuelan government introduced a new foreign currency exchange system called the Marginal Currency System (“SIMADI”). Accordingly, the Company has remeasured all its Venezuelan Bolivar denominated net monetary assets at the devalued SIMADI exchange rate.

(g)	See Note 15 – Commitments and Contingencies.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23. SUPPLEMENTAL GUARANTOR INFORMATION

In May 2015, the Company refinanced the Prior Credit Agreement with the New Credit Agreement, among 21CFA as Borrower, the Company as Parent Guarantor and other parties (See Note 11 – Borrowings for further information).

The Parent Guarantor presently guarantees the senior public indebtedness of 21CFA and the guarantee is full and unconditional. The supplemental condensed consolidating financial information of the Parent Guarantor should be read in conjunction with these Consolidated Financial Statements.

In accordance with rules and regulations of the Securities and Exchange Commission (“SEC”), the Company uses the equity method to account for the results of all of the non-guarantor subsidiaries, representing substantially all of the Company’s consolidated results of operations, excluding certain intercompany eliminations.

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of 21CFA, the Company and the subsidiaries of the Company and the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis.

With respect to fiscal 2014 and 2013, we identified certain adjustments, which the Company determined were not material, related to the presentation of Earnings (losses) from subsidiary entities for fiscal 2014 and 2013 and Intragroup investments as of June 30, 2014. These revisions had no impact on any consolidated totals of the condensed consolidating financial statements. These revisions impacted the amounts presented in the 21CFA column (increasing the amounts presented as Earnings (losses) from subsidiary entities, Income tax (expense) benefit and Comprehensive income (loss) attributable to Twenty-First Century Fox stockholders) and in the Reclassifications and Eliminations column in the Supplemental Condensed Consolidating Statements of Operations for fiscal 2014 and 2013 and the amounts presented in the 21CFA column (increasing the Intragroup investments and Equity) and in the Reclassifications and Eliminations column in the Supplemental Condensed Consolidating Balance Sheet as of June 30, 2014. These adjustments were not reflected in the previously filed Supplemental Guarantor Information filed with our Form 10-K filed with the SEC on August 14, 2014.

Accordingly, the Supplemental Condensed Consolidating Statements of Operations for fiscal 2014 and 2013 and Supplemental Condensed Consolidating Balance Sheet as of June 30, 2014 have been revised to reflect the immaterial adjustments described above. Fiscal 2015 amounts have been prepared to conform to this presentation.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2015

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$-	$28,986	$-	$28,987
Expenses	(333)	-	(22,748)	-	(23,081)
Equity (losses) earnings of affiliates	(3)	-	907	-	904
Interest expense, net	(1,586)	(637)	(96)	1,121	(1,198)
Interest income	9	6	1,145	(1,121)	39
Earnings from subsidiary entities	11,205	9,012	-	(20,217)	-
Other, net	53	(8)	4,151	-	4,196

Income from continuing operations before income tax expense	9,346	8,373	12,345	(20,217)	9,847
Income tax expense	(1,181)	-	(1,559)	1,497	(1,243)

Income from continuing operations	8,165	8,373	10,786	(18,720)	8,604
Loss from discontinued operations, net of tax	-	(67)	-	-	(67)

Net income	8,165	8,306	10,786	(18,720)	8,537
Less: Net income attributable to noncontrolling interests	-	-	(231)	-	(231)

Net income attributable to Twenty-First Century Fox stockholders	$8,165	$8,306	$10,555	$(18,720)	$8,306

Comprehensive income attributable to Twenty-First Century Fox stockholders	$6,368	$6,770	$8,677	$(15,045)	$6,770

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2014

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$-	$31,866	$-	$31,867
Expenses	(345)	-	(26,034)	-	(26,379)
Equity earnings of affiliates	1	-	621	-	622
Interest expense, net	(1,561)	(513)	(47)	1,000	(1,121)
Interest income	3	3	1,020	(1,000)	26
Earnings from subsidiary entities	6,530	4,200	-	(10,730)	-
Other, net	590	82	(498)	-	174

Income from continuing operations before income tax expense	5,219	3,772	6,928	(10,730)	5,189
Income tax expense	(1,279)	-	(1,699)	1,706	(1,272)

Income from continuing operations	3,940	3,772	5,229	(9,024)	3,917
(Loss) income from discontinued operations, net of tax	(13)	742	-	-	729

Net income	3,927	4,514	5,229	(9,024)	4,646
Less: Net income attributable to noncontrolling interests	-	-	(132)	-	(132)

Net income attributable to Twenty-First Century Fox stockholders	$3,927	$4,514	$5,097	$(9,024)	$4,514

Comprehensive income attributable to Twenty-First Century Fox stockholders	$4,390	$4,799	$5,572	$(9,962)	$4,799

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the year ended June 30, 2013

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$-	$27,674	$-	$27,675
Expenses	(467)	-	(21,833)	-	(22,300)
Equity earnings of affiliates	1	-	654	-	655
Interest expense, net	(1,551)	(491)	109	870	(1,063)
Interest income	137	6	921	(1,007)	57
Earnings from subsidiary entities	5,561	4,922	-	(10,483)	-
Other, net	269	2,768	675	-	3,712

Income from continuing operations before income tax expense	3,951	7,205	8,200	(10,620)	8,736
Income tax expense	(764)	-	(1,586)	660	(1,690)

Income from continuing operations	3,187	7,205	6,614	(9,960)	7,046
Income (loss) from discontinued operations, net of tax	663	(108)	968	(1,246)	277

Net income	3,850	7,097	7,582	(11,206)	7,323
Less: Net income attributable to noncontrolling interests	-	-	(226)	-	(226)

Net income attributable to Twenty-First Century Fox stockholders	$3,850	$7,097	$7,356	$(11,206)	$7,097

Comprehensive income attributable to Twenty-First Century Fox stockholders	$3,147	$6,466	$7,519	$(10,666)	$6,466

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

As of June 30, 2015

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$767	$5,913	$1,748	$-	$8,428
Receivables, net	11	-	5,902	(1)	5,912
Inventories, net	-	-	2,749	-	2,749
Other	14	-	273	-	287

Total current assets	792	5,913	10,672	(1)	17,376

Non-current assets:
Receivables, net	15	-	379	-	394
Inventories, net	-	-	6,411	-	6,411
Property, plant and equipment, net	230	-	1,492	-	1,722
Intangible assets, net	-	-	6,320	-	6,320
Goodwill	-	-	12,513	-	12,513
Other	384	-	402	-	786
Investments:
Investments in associated companies and other investments	50	22	4,457	-	4,529
Intragroup investments	92,821	53,278	-	(146,099)	-

Total investments	92,871	53,300	4,457	(146,099)	4,529

TOTAL ASSETS	$94,292	$59,213	$42,646	$(146,100)	$50,051

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$200	$-	$44	$-	$244
Other current liabilities	467	74	6,478	(1)	7,018

Total current liabilities	667	74	6,522	(1)	7,262
Non-current liabilities:
Borrowings	17,278	-	1,517	-	18,795
Other non-current liabilities	571	-	4,616	-	5,187
Intercompany	35,999	41,919	(77,918)	-	-
Redeemable noncontrolling interests	-	-	621	-	621
Total equity	39,777	17,220	107,288	(146,099)	18,186

TOTAL LIABILITIES AND EQUITY	$94,292	$59,213	$42,646	$(146,100)	$50,051

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

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2015

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Operating activities:
Net cash provided by operating activities from continuing operations	$43	$1,340	$2,234	$-	$3,617

Investing activities:
Property, plant and equipment	(100)	-	(324)	-	(424)
Investments	(127)	(3)	(1,337)	-	(1,467)
Proceeds from dispositions, net	86	8,581	(40)	-	8,627

Net cash (used in) provided by investing activities from continuing operations	(141)	8,578	(1,701)	-	6,736

Financing activities:
Borrowings	1,191	-	1,970	-	3,161
Repayment of borrowings	(750)	-	(2,095)	-	(2,845)
Issuance of shares and excess tax benefit from equity-based compensation	-	51	-	-	51
Repurchase of shares	-	(5,939)	-	-	(5,939)
Dividends paid and distributions	-	(587)	(291)	-	(878)
Purchase of subsidiary shares from noncontrolling interests	-	(650)	(2)	-	(652)

Net cash provided by (used in) financing activities from continuing operations	441	(7,125)	(418)	-	(7,102)

Discontinued operations:
Net decrease in cash and cash equivalents from discontinued operations	(49)	-	-	-	(49)

Net increase in cash and cash equivalents	294	2,793	115	-	3,202
Cash and cash equivalents, beginning of year	473	3,120	1,822	-	5,415
Exchange movement on cash balances	-	-	(189)	-	(189)

Cash and cash equivalents, end of year	$767	$5,913	$1,748	$-	$8,428

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2014

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities from continuing operations	$(756)	$2,633	$1,087	$-	$2,964

Investing activities:
Property, plant and equipment	(26)	-	(652)	-	(678)
Investments	(4)	-	(771)	-	(775)
Proceeds from dispositions, net	9	117	392	-	518

Net cash (used in) provided by investing activities from continuing operations	(21)	117	(1,031)	-	(935)

Financing activities:
Borrowings	987	-	168	-	1,155
Repayment of borrowings	(134)	-	(162)	-	(296)
Issuance of shares and excess tax benefit from equity-based compensation	-	66	-	-	66
Repurchase of shares	-	(3,772)	-	-	(3,772)
Dividends paid and distributions	-	(568)	(224)	-	(792)
Purchase of subsidiary shares from noncontrolling interests	-	-	(127)	-	(127)
Distribution to News Corporation	-	(10)	-	-	(10)

Net cash provided by (used in) financing activities from continuing operations	853	(4,284)	(345)	-	(3,776)

Discontinued operations:
Net (decrease) increase in cash and cash equivalents from discontinued operations	(127)	698	-	-	571

Net decrease in cash and cash equivalents	(51)	(836)	(289)	-	(1,176)
Cash and cash equivalents, beginning of year	524	3,956	2,179	-	6,659
Exchange movement on cash balances	-	-	(68)	-	(68)

Cash and cash equivalents, end of year	$473	$3,120	$1,822	$-	$5,415

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the year ended June 30, 2013

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities from continuing operations	$(625)	$2,017	$1,610	$-	$3,002

Investing activities:
Property, plant and equipment	(21)	-	(601)	-	(622)
Investments	(17)	(19)	(1,224)	-	(1,260)
Proceeds from dispositions, net	-	-	1,968	-	1,968

Net cash (used in) provided by investing activities from continuing operations	(38)	(19)	143	-	86

Financing activities:
Borrowings	987	-	290	-	1,277
Repayment of borrowings	(273)	-	(481)	-	(754)
Issuance of shares and excess tax benefit from equity-based compensation	-	203	-	-	203
Repurchase of shares	-	(2,026)	-	-	(2,026)
Dividends paid and distributions	-	(398)	(215)	-	(613)
Purchase of subsidiary shares from noncontrolling interests	-	-	(163)	-	(163)
Sale of subsidiary shares to noncontrolling interests	19	-	74	-	93
Distribution to News Corporation	-	(1,826)	(762)	-	(2,588)

Net cash provided by (used in) financing activities from continuing operations	733	(4,047)	(1,257)	-	(4,571)

Discontinued operations:
Net decrease in cash and cash equivalents from discontinued operations	(107)	-	(1,324)	-	(1,431)

Net decrease in cash and cash equivalents	(37)	(2,049)	(828)	-	(2,914)
Cash and cash equivalents, beginning of year	561	6,005	3,060	-	9,626
Exchange movement on cash balances	-	-	(53)	-	(53)

Cash and cash equivalents, end of year	$524	$3,956	$2,179	$-	$6,659

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management’s report and the report of the independent registered public accounting firm thereon are set forth on pages 68 and 69, respectively, and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of the fiscal year ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item with respect to the Company’s Directors is contained in the Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC under the headings “Election of Directors” and is incorporated by reference in this Annual Report.

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is contained in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference in this Annual Report.

The information required by this item with respect to the Company’s Standards of Business Conduct and Code of Ethics for the Chief Executive Officer and senior financial officers is contained in the Proxy Statement under the heading “Corporate Governance Matters—Standards of Business Conduct and Code of Ethics” and is incorporated by reference in this Annual Report.

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

The information required by this item with respect to director independence is contained in the Proxy Statement under the heading “Corporate Governance Matters—Independent Directors” and is incorporated by reference in this Annual Report.

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

Date: August 12, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JAMES R. MURDOCH James R. Murdoch	Chief Executive Officer and Director (Principal Executive Officer)	August 12, 2015
/S/ JOHN P. NALLEN John P. Nallen	Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 12, 2015
/S/ K. RUPERT MURDOCH K. Rupert Murdoch	Executive Chairman	August 12, 2015
/S/ LACHLAN K. MURDOCH Lachlan K. Murdoch	Executive Chairman	August 12, 2015
/S/ CHASE CAREY Chase Carey	Executive Vice Chairman	August 12, 2015
/S/ DELPHINE ARNAULT Delphine Arnault	Director	August 12, 2015
/S/ JAMES W. BREYER James W. Breyer	Director	August 12, 2015
/S/ DAVID F. DEVOE David F. DeVoe	Director	August 12, 2015
/S/ Viet Dinh Viet Dinh	Director	August 12, 2015
/S/ RODERICK I. EDDINGTON Roderick I. Eddington	Director	August 12, 2015
/S/ JACQUES NASSER Jacques Nasser	Director	August 12, 2015
/S/ ROBERT SILBERMAN Robert Silberman	Director	August 12, 2015
/S/ TIDJANE THIAM Tidjane Thiam	Director	August 12, 2015

EXHIBIT INDEX

Number	Description

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

2.3

Sale and Purchase Agreement for Sky Italia S.r.l., dated July 25, 2014, between SGH Stream Sub, Inc., Twenty-First Century Fox, Inc., Sky Italian Holdings S.p.A. and Sky plc (formerly known as British Sky Broadcasting Group plc). (Incorporated by reference to Exhibit 2.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 7, 2014.)

2.4

Share Sale and Purchase Agreement for Sky Deutschland AG, dated July 25, 2014, between 21st Century Fox Adelaide Holdings B.V., Twenty-First Century Fox, Inc., Kronen tausend985 GmbH (to be renamed to Sky German Holdings GmbH) and Sky plc (formerly known as British Sky Broadcasting Group plc). (Incorporated by reference to Exhibit 2.2 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 7, 2014.)

3.1

Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 19, 2013.)

3.2

Certificate of Elimination. (Incorporated by reference to Exhibit 3.2 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 14, 2014.)

3.3

Amended and Restated By-Laws of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 7, 2013.)

4.1

Specimen Certificate for Shares of Class A Common Stock of the Registrant. (Incorporated by reference to Exhibit 4.1 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 14, 2014.)

4.2

Specimen Certificate for Shares of Class B Common Stock of the Registrant. (Incorporated by reference to Exhibit 4.2 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 14, 2014.)

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

4.50

Form of Notes representing $700,000,000 principal amount of 5.40% Senior Notes due 2043, dated September 30, 2013. (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 6, 2013.)

4.51

Registration Rights Agreement, dated as of September 15, 2014, by and among 21st Century Fox America, Inc., Twenty-First Century Fox, Inc. and J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC. (Incorporated by reference to Exhibit 4.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 7, 2014.)

4.52

Form of Notes representing $600,000,000 principal amount of 3.700% Senior Notes due 2024, dated September 15, 2014. (Incorporated by reference to Exhibit 4.2 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 7, 2014.)

4.53

Form of Notes representing $600,000,000 principal amount of 4.750% Senior Notes due 2044, dated September 15, 2014. (Incorporated by reference to Exhibit 4.3 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 7, 2014.)

10.1

Master Assignment, Assumption and Indemnity Agreement, dated as of September 13, 2004, by and between The News Corporation Limited, Carlholt Pty. Ltd. and News Corporation, Inc. (Incorporated by reference to Exhibit 10.14 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on November 24, 2004.)

10.2

2005 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on July 7, 2005.) ±

10.3

Amendment No. 1 to the 2005 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.12 to the Annual Report of News Corporation on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.) ±

10.4

Amendment No. 2 to the 2005 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 10, 2013.) ±

10.5

Twenty-First Century Fox, Inc. 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on October 18, 2013.) ±

10.6

Form of Restricted Share Unit Agreement for Cash-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.2 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 10, 2005.) ±

10.7

Form of Restricted Share Unit Agreement for Stock-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.3 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 10, 2005.) ±

10.8

Form of Performance Award Agreement Settled in Cash-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.23 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.) ±

10.9

Form of Performance Award Agreement Settled in Stock-Settled Restricted Stock Units. (Incorporated by reference to Exhibit 10.24 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 23, 2007.) ±

10.10

Summary of Terms and Conditions of the Registrant’s Executive Officer Performance Stock Units. (Incorporated by reference to Exhibit 10.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 3, 2010.) ±

10.11

Letter Agreement, dated August 2, 2010, between the Registrant and K. Rupert Murdoch. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 4, 2010.) ±

10.12

Employment Agreement, dated as of November 15, 2004, by and between News America Incorporated and David F. DeVoe. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 5, 2005.) ±

10.13

Amendment to the Employment Agreement, dated December 16, 2008, between News America Incorporated and David F. DeVoe. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 6, 2009.) ±

10.14

Letter Agreement between the Registrant and David F. DeVoe, dated July 31, 2009. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 5, 2009.) ±

10.15

Employment Letter Agreement, dated August 2, 2010, between News America Incorporated and David F. DeVoe. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 4, 2010.) ±

10.16

Letter Agreement, dated August 2, 2010, between the Registrant and David F. DeVoe. (Incorporated by reference to Exhibit 10.5 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 4, 2010.) ±

10.17

Letter Agreement, dated as of July 1, 2013, between News America Incorporated and David F. DeVoe. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 6, 2013.) ±

10.18

Letter Agreement, dated August 2, 2010, between the Registrant and James R. Murdoch. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 4, 2010.) ±

10.19

Amended and Restated Employment Agreement, effective as of July 1, 2010, between News America Incorporated and Chase Carey. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 4, 2010.) ±

10.20

Amendment, dated June 11, 2012, to the Amended and Restated Employment Agreement, effective as of July 1, 2010, between News America Incorporated and Chase Carey. (Incorporated by reference to Exhibit 10.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on June 14, 2012.) ±

10.21

Letter Agreement, effective as of June 9, 2014, between 21st Century Fox America, Inc. and Chase Carey. (Incorporated by reference to Exhibit 10.24 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 14, 2014.) ±

10.22

Form of Performance Stock Unit Agreement Settled in Stock-Settled Performance Stock Units. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 4, 2011.) ±

10.23

Form of Performance Stock Unit Agreement Settled in Cash-Settled Performance Stock Units. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on May 10, 2012.) ±

10.24

Form of Summary of Performance Stock Unit Terms and Conditions for Stock-Settled Performance Stock Units. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 6, 2013.) ±

10.25

Stipulation of Settlement, dated April 12, 2006. (Incorporated by reference to Exhibit 10.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on April 13, 2006.)

10.26

Form of Credit Agreement, dated as of May 21, 2015, among 21st Century Fox America, Inc., Twenty-First Century Fox, Inc. and the initial lenders and initial issuing banks named therein, JPMorgan Chase Bank, N.A. and Citibank, N.A. as co-administrative agents, JPMorgan Chase Bank, N.A. as designated agent, Bank of America, N.A. as syndication agent, J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint bookrunners and Deutsche Bank Securities Inc. and Goldman Sachs Bank USA, as co-documentation agents. (Incorporated by reference to Exhibit 10.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on May 21, 2015.)

10.27

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

10.29

Employment Agreement, effective as of February 1, 2012, between News America Incorporated and Gerson Zweifach. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 9, 2012.) ±

10.30

Employment Agreement, effective as of July 1, 2013, between News America Incorporated and John P. Nallen. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 6, 2013.) ±

10.31

Letter Agreement, dated September 26, 2014, between 21st Century Fox America, Inc. and Gerson Zweifach. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on November 7, 2014.) ±

10.32

Letter Agreement, dated November 14, 2014, between 21st Century Fox America, Inc. and David F. DeVoe. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of the Registrant on Form 10-Q (File No. 001-32352) filed with the Securities and Exchange Commission on February 5, 2015.) ±

10.33	Employment Agreement, effective as of July 1, 2015, between 21st Century Fox America, Inc. and Lachlan K. Murdoch.* ±

10.34	Employment Agreement, effective as of July 1, 2015, between 21st Century Fox America, Inc. and James R. Murdoch. * ±

10.35	Letter Agreement, dated as of July 1, 2015, between 21st Century Fox America, Inc. and Chase Carey.* ±

10.36	Consulting Agreement, effective as of July 1, 2015, between 21st Century Fox America, Inc. and Chase Carey.* ±

10.37	Letter Agreement, dated as of July 1, 2015, between 21st Century Fox America, Inc. and John P. Nallen.* ±
12.1	Ratio of Earnings to Fixed Charges. *
21	List of Subsidiaries. *
23.1	Consent of Ernst & Young LLP. *
31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. *
31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. *
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002. **
101

The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2015, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2015, 2014 and 2013; (iii) Consolidated Balance Sheets as of June 30, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2015, 2014 and 2013; (v) Consolidated Statements of Equity for the fiscal years ended June 30, 2015, 2014 and 2013 and (vi) Notes to the Consolidated Financial Statements. *

*	Filed herewith.
**	Furnished herewith.
±	Management contract or compensatory plan or arrangement.