Form 10-Q
period 2015-09-30
TWENTY-FIRST CENTURY FOX, INC.
filed 2015-11-04
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

TWENTY-FIRST CENTURY FOX, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

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

As of October 30, 2015, 1,170,751,942 shares of Class A Common Stock, par value $0.01 per share, and 798,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

TWENTY-FIRST CENTURY FOX, INC.

FORM 10-Q

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended September 30,
	2015	2014
Revenues	$6,077	$7,887
Operating expenses	(3,673)	(5,052)
Selling, general and administrative	(889)	(1,079)
Depreciation and amortization	(128)	(276)
Equity earnings of affiliates	35	379
Interest expense, net	(295)	(305)
Interest income	9	14
Other, net	(83)	35

Income from continuing operations before income tax expense	1,053	1,603
Income tax expense	(313)	(503)

Income from continuing operations	740	1,100
Loss from discontinued operations, net of tax	(3)	(7)

Net income	737	1,093
Less: Net income attributable to noncontrolling interests	(62)	(56)

Net income attributable to Twenty-First Century Fox, Inc. stockholders	$675	$1,037

Earnings per share data
Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders - basic and diluted	$678	$1,044

Weighted average shares:
Basic	2,009	2,191
Diluted	2,012	2,195

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share - basic and diluted	$0.34	$0.48

Net income attributable to Twenty-First Century Fox, Inc. stockholders per share - basic and diluted	$0.34	$0.47

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the three months ended September 30,
	2015	2014
Net income	$737	$1,093
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(144)	(900)
Losses on interest rate swap contracts	(5)	-
Unrealized holding losses on securities	(4)	(10)
Benefit plan adjustments	4	6

Other comprehensive loss, net of tax	(149)	(904)

Comprehensive income	588	189

Less: Net income attributable to noncontrolling interests(a)	(62)	(56)
Less: Other comprehensive loss attributable to noncontrolling interests	-	182

Comprehensive income attributable to Twenty-First Century Fox, Inc. stockholders	$526	$315

(a)

Net income attributable to noncontrolling interests includes $28 million and $24 million for the three months ended September 30, 2015 and 2014, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of September 30, 2015	As of June 30, 2015
	(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents	$5,830	$8,428
Receivables, net	6,034	5,912
Inventories, net	2,987	2,749
Other	342	287

Total current assets	15,193	17,376

Non-current assets:
Receivables, net	386	394
Investments	4,398	4,529
Inventories, net	6,818	6,411
Property, plant and equipment, net	1,667	1,722
Intangible assets, net	6,263	6,320
Goodwill	12,514	12,513
Other non-current assets	758	786

Total assets	$47,997	$50,051

Liabilities and Equity:
Current liabilities:
Borrowings	$244	$244
Accounts payable, accrued expenses and other current liabilities	3,529	3,937
Participations, residuals and royalties payable	1,650	1,632
Program rights payable	1,112	1,001
Deferred revenue	457	448

Total current liabilities	6,992	7,262

Non-current liabilities:
Borrowings	18,767	18,795
Other liabilities	3,089	3,105
Deferred income taxes	2,278	2,082
Redeemable noncontrolling interests	616	621
Commitments and contingencies
Equity:
Class A common stock(a)	12	12
Class B common stock(b)	8	8
Additional paid-in capital	12,798	13,427
Retained earnings	4,182	5,343
Accumulated other comprehensive loss	(1,719)	(1,570)

Total Twenty-First Century Fox, Inc. stockholders' equity	15,281	17,220
Noncontrolling interests	974	966

Total equity	16,255	18,186

Total liabilities and equity	$47,997	$50,051

(a)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,177,531,042 shares and 1,239,971,838 shares issued and outstanding, net of 123,687,371 treasury shares at par as of September 30, 2015 and June 30, 2015, respectively.

(b)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 356,993,807 treasury shares at par as of September 30, 2015 and June 30, 2015.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the three months ended September 30,
	2015	2014
Operating activities:
Net income	$737	$1,093
Less: Loss from discontinued operations, net of tax	(3)	(7)

Income from continuing operations	740	1,100
Adjustments to reconcile income from continuing operations to cash (used in) provided by operating activities:
Depreciation and amortization	128	276
Amortization of cable distribution investments	20	23
Equity-based compensation	86	53
Equity earnings of affiliates	(35)	(379)
Cash distributions received from affiliates	6	3
Other, net	83	(35)
CLT20 contract termination costs(a)	(420)	-
Deferred income taxes and other taxes	175	91
Change in operating assets and liabilities, net of acquisitions and dispositions:
Receivables and other assets	(201)	26
Inventories net of program rights payable	(516)	(590)
Accounts payable and other liabilities	(371)	(111)

Net cash (used in) provided by operating activities from continuing operations	(305)	457

Investing activities:
Property, plant and equipment	(34)	(127)
Investments in equity affiliates	(86)	(950)
Other investments	(163)	(13)
Proceeds from dispositions, net	-	69

Net cash used in investing activities from continuing operations	(283)	(1,021)

Financing activities:
Borrowings	91	1,289
Repayment of borrowings	(119)	(114)
Excess tax benefit from equity-based compensation	11	48
Repurchase of shares	(1,889)	(1,273)
Dividends paid and distributions	(56)	(82)
Purchase of subsidiary shares from noncontrolling interests	(3)	-

Net cash used in financing activities from continuing operations	(1,965)	(132)

Net decrease in cash and cash equivalents from discontinued operations	(7)	(17)

Net decrease in cash and cash equivalents	(2,560)	(713)
Cash and cash equivalents, beginning of year	8,428	5,415
Exchange movement on cash balances	(38)	(46)

Cash and cash equivalents, end of period	$5,830	$4,656

(a)	See Note 12 – Additional Financial Information.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Twenty-First Century Fox, Inc., a Delaware corporation, and its subsidiaries (together, “Twenty-First Century Fox” or the “Company”) is a diversified global media and entertainment company, which currently manages and reports its businesses in the following segments: Cable Network Programming, Television, Filmed Entertainment and Other, Corporate and Eliminations.

In addition, the Direct Broadcast Satellite Television (“DBS”) segment consisted of the distribution of programming services via satellite, cable and broadband directly to subscribers in Italy, Germany and Austria. The DBS segment consisted entirely of the operations of Sky Italia and Sky Deutschland AG (“Sky Deutschland”) (collectively the “DBS businesses”). On November 12, 2014, Twenty-First Century Fox completed the sale of Sky Italia and its 57% interest in Sky Deutschland to Sky plc (“Sky”). Sky is a pan-European digital television provider, which operates in Italy, Germany, Austria, the United Kingdom and Ireland. Following the sale of the DBS businesses, the Company continues to report in five segments for comparative purposes, and there is no current activity in the DBS segment.

The accompanying Unaudited Consolidated Financial Statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these Unaudited Consolidated Financial Statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016.

These interim Unaudited Consolidated Financial Statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 as filed with the Securities and Exchange Commission (“SEC”) on August 13, 2015 (the “2015 Form 10-K”).

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

Certain fiscal 2015 amounts have been reclassified to conform to the fiscal 2016 presentation. Unless indicated otherwise, the information in the notes to the Unaudited Consolidated Financial Statements relate to the Company’s continuing operations.

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)” (“ASU 2014-08”). The amendments in ASU 2014-08 provide guidance for the recognition of discontinued operations, change the requirements for reporting discontinued operations in Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations” (“ASC 205-20”) and require additional disclosures about discontinued operations. ASU 2014-08 is effective on a prospective basis for the Company for interim reporting periods beginning July 1, 2015. Certain disposals that occurred in the past were not reported as discontinued operations as they did not meet the criteria under the superseded accounting guidance. Such disposals would have met the criteria to be reported as discontinued operations in accordance with ASU 2014-08.

Issued

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts, that are identified during the measurement period, in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for the Company for the interim reporting periods beginning July 1, 2016. The Company is currently evaluating the impact ASU 2015-16 will have on its consolidated financial statements.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

The Company’s acquisitions support the Company’s strategic priority of increasing its brand presence and reach in key domestic and international markets and acquiring greater control of investments that complement its portfolio of businesses.

Fiscal 2016

Acquisitions

National Geographic Partners

In September 2015, the Company, through 21st Century Fox America, Inc. (“21CFA”), a wholly-owned subsidiary of the Company, and the National Geographic Society (“NGS”), agreed to form NGC Group Holdings, LLC (“National Geographic Partners”), to which the Company will contribute $625 million in cash and the Company and NGS will contribute their existing interests in NGC Network US, LLC, NGC Network International, LLC and NGC Network Latin America, LLC (collectively “NGC Networks”). The Company currently holds a controlling interest in NGC Networks, a consolidated subsidiary. NGS will also contribute its publishing, travel and certain other businesses to National Geographic Partners for approximately $625 million in cash. Upon completion of the proposed transaction, the Company will hold a 73% controlling interest in National Geographic Partners. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close before December 31, 2015.

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

Fiscal 2015

Acquisitions

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. RECEIVABLES, NET

Receivables are presented net of an allowance for returns and doubtful accounts, which is an estimate of amounts that may not be collectible.

Receivables, net consist of:

	As of September 30, 2015	As of June 30, 2015
	(in millions)
Total receivables	$6,910	$6,812
Allowances for returns and doubtful accounts	(490)	(506)

Total receivables, net	6,420	6,306
Less: current receivables, net	(6,034)	(5,912)

Non-current receivables, net	$386	$394

NOTE 4. INVENTORIES, NET

The Company’s inventories were comprised of the following:

	As of September 30, 2015	As of June 30, 2015
	(in millions)
Programming rights	$5,831	$5,496
DVDs, Blu-rays and other merchandise	71	67
Filmed entertainment costs:
Films:
Released	1,260	1,094
Completed, not released	56	27
In production	1,018	1,170
In development or preproduction	206	185

	2,540	2,476

Television productions:
Released	828	868
In production	535	252
In development or preproduction	-	1

	1,363	1,121

Total filmed entertainment costs, less accumulated amortization(a)	3,903	3,597

Total inventories, net	9,805	9,160
Less: current portion of inventories, net(b)	(2,987)	(2,749)

Total non-current inventories, net	$6,818	$6,411

(a)

Does not include $296 million and $304 million of net intangible film library costs as of September 30, 2015 and June 30, 2015, respectively, which were included in intangible assets subject to amortization in the Consolidated Balance Sheets.

(b)

Current portion of inventories, net as of September 30, 2015 and June 30, 2015 was comprised of programming rights ($2,916 million and $2,682 million, respectively), DVDs, Blu-rays and other merchandise.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. INVESTMENTS

The Company’s investments were comprised of the following:

		Ownership percentage as of September 30, 2015	As of September 30, 2015	As of June 30, 2015
			(in millions)
Sky(a)(b)	European DBS operator	39%	$3,183	$3,382
Endemol Shine Group(b)	Global multi-platform content provider	50%	670	706
Other investments		various	545	441

Total investments			$4,398	$4,529

(a)

The Company’s investment in Sky had a market value of $10.6 billion as of September 30, 2015 determined using its quoted market price on the London Stock Exchange (a Level 1 measurement as defined in Note 6 – Fair Value).

(b)	Equity method investment.

Sky

In July 2014, Sky sold a portion of its investment in ITV plc, and as a result, the Company’s pro rata portion of the gain on this transaction, of approximately $280 million, is included in Equity earnings of affiliates in the Unaudited Consolidated Statement of Operations for the three months ended September 30, 2014.

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

NOTE 6. FAIR VALUE

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

The tables below present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair value measurements
	As of September 30, 2015
Description	Total	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets
Derivatives(a)	$17	$-	$17	$-
Liabilities
Derivatives(a)	(29)	-	(29)	-
Contingent consideration(b)	(117)	-	-	(117)
Redeemable noncontrolling interests(c)	(616)	-	-	(616)

Total	$(745)	$-	$(12)	$(733)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2015
Description	Total	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets
Investments(d)	$18	$18	$-	$-
Derivatives(a)	4	-	4	-
Liabilities
Derivatives(a)	(34)	-	(34)	-
Contingent consideration(b)	(114)	-	-	(114)
Redeemable noncontrolling interests(c)	(621)	-	-	(621)

Total	$(747)	$18	$(30)	$(735)

(a)	Represents derivatives associated with the Company’s foreign currency forward contracts and interest rate swap contracts.
(b)	Represents contingent consideration related to the acquisitions of Eredivisie Media & Marketing and SportsTime Ohio in fiscal 2013.
(c)

The Company accounts for redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99-3A”), because their exercise is outside the control of the Company. The redeemable noncontrolling interests recorded at fair value are put arrangements held by the noncontrolling interests in certain of the Company’s majority-owned sports networks. The Company utilizes the market, income or cost approaches or a combination of these valuation techniques for its Level 3 fair value measures, using observable inputs such as market data obtained from independent sources. To the extent observable inputs are not available, the Company utilizes unobservable inputs based upon the assumptions market participants would use in valuing the asset (liability). As of September 30, 2015, one minority shareholder’s put right is currently exercisable and another minority shareholder’s put right will become exercisable in March 2016. The remaining redeemable noncontrolling interests are currently not exercisable.

(d)	Available-for-sale securities.

Financial Instruments

The carrying value of the Company’s financial instruments, such as cash and cash equivalents, receivables, payables and cost method investments, approximates fair value.

	As of September 30, 2015	As of June 30, 2015
	(in millions)
Borrowings

Fair value of borrowings	$21,823	$21,998

Carrying value of borrowings	$19,011	$19,039

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

	As of September 30, 2015	As of June 30, 2015
	(in millions)
Cash flow hedges

Notional amount of foreign currency forward contracts	$973	$903

Fair value of foreign currency forward contracts	$7	$(13)

	As of September 30, 2015	As of June 30, 2015
	(in millions)
Net investment hedges

Notional amount of foreign currency forward contracts	$198	$198

Fair value of foreign currency forward contracts	$(6)	$(13)

Interest Rate Swap Contracts

The Company uses interest rate swap contracts to hedge certain exposures to interest rate risks associated with certain borrowings.

	As of September 30, 2015	As of June 30, 2015
	(in millions)
Cash flow hedges

Notional amount of interest rate swap contracts	$717	$723

Fair value of interest rate swap contracts	$(13)	$(4)

	As of September 30, 2015	As of June 30, 2015
	(in millions)
Economic hedges

Notional amount of interest rate swap contracts	$250	$255

Fair value of interest rate swap contracts	$-	$-

Unrealized gains on hedging activity, before tax, of $8 million and $75 million for the three months ended September 30, 2015 and 2014, respectively, are included in other comprehensive loss. For foreign currency forward contracts designated as cash flow hedges, the Company expects to reclassify the cumulative changes in fair values, included in Accumulated other comprehensive loss, within the next 3 years. For interest rate swap contracts designated as cash flow hedges, the Company expects to reclassify the cumulative changes in fair values, included in Accumulated other comprehensive loss, within the next 4 years.

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of September 30, 2015 or June 30, 2015 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of September 30, 2015, the Company did not anticipate nonperformance by any of the counterparties.

NOTE 7. BORROWINGS

Borrowings include bank loans and public debt.

Current Borrowings

Included in Borrowings within Current liabilities as of September 30, 2015 was 7.60% Senior Notes of $200 million which was retired in October 2015 and principal payments on the Yankees Entertainment and Sports Network term loan facility of $44 million that are due in the next 12 months.

Senior Notes Issued

In October 2015, 21CFA issued $600 million of 3.70% Senior Notes due 2025 and $400 million of 4.95% Senior Notes due 2045. The net proceeds of $987 million will be used for general corporate purposes.

NOTE 8. STOCKHOLDERS’ EQUITY

The following tables summarize changes in stockholders’ equity:

	For the three months ended September 30, 2015
	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity
	(in millions)
Balance, beginning of period	$17,220	$966		$18,186
Net income	675	34	(a)	709
Other comprehensive loss	(149)	-		(149)
Cancellation of shares, net	(1,826)	-		(1,826)
Dividends declared	(299)	-		(299)
Other	(340)	(26)	(b)	(366)

Balance, end of period	$15,281	$974		$16,255

	For the three months ended September 30, 2014
	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity
	(in millions)
Balance, beginning of period	$17,418	$3,483		$20,901
Net income	1,037	32	(a)	1,069
Other comprehensive loss	(722)	(182)		(904)
Cancellation of shares, net	(1,089)	-		(1,089)
Dividends declared	(273)	-		(273)
Other	(106)	(58)	(b)	(164)

Balance, end of period	$16,265	$3,275		$19,540

(a)

Net income attributable to noncontrolling interests excludes $28 million and $24 million for the three months ended September 30, 2015 and 2014, respectively, relating to redeemable noncontrolling interests which are reflected in temporary equity.

(b)

Other activity attributable to noncontrolling interests excludes $(33) million and $(25) million for the three months ended September 30, 2015 and 2014, respectively, relating to redeemable noncontrolling interests.

Comprehensive Income

Comprehensive income is reported in the Unaudited Consolidated Statements of Comprehensive Income and consists of Net income and Other comprehensive (loss) income, including foreign currency translation adjustments, losses on interest rate swap

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

contracts, unrealized holding gains and losses on securities, and benefit plan adjustments, which affect stockholders’ equity, and under GAAP, are excluded from Net income.

The following tables summarize the activity within Other comprehensive (loss) income:

	For the three months ended September 30, 2015
	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized losses	$(157)	$12	$(145)
Amount reclassified on hedging activity(a)	1	-	1

Other comprehensive loss	$(156)	$12	$(144)
Losses on interest rate swap contracts
Unrealized losses	$(11)	$4	$(7)
Amount reclassified on hedging activity(a)	2	-	2

Other comprehensive loss	$(9)	$4	$(5)
Gains and losses on securities
Amount reclassified on sale of securities(b)	$(7)	$3	$(4)

Other comprehensive loss	$(7)	$3	$(4)
Benefit plan adjustments
Unrealized losses	$(2)	$-	$(2)
Reclassification adjustments realized in net income(c)	9	(3)	6

Other comprehensive income	$7	$(3)	$4

	For the three months ended September 30, 2014
	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized losses	$(1,031)	$131	$(900)
Amount reclassified on hedging activity(a)	1	(1)	-

Other comprehensive loss	$(1,030)	$130	$(900)
Gains and losses on securities
Unrealized gains	$262	$(92)	$170
Amount reclassified on sale of securities(b)	(277)	97	(180)

Other comprehensive loss	$(15)	$5	$(10)
Benefit plan adjustments
Reclassification adjustments realized in net income(c)	$10	$(4)	$6

Other comprehensive income	$10	$(4)	$6

(a)

Reclassifications of amounts related to hedging activity are included in Revenues, Operating expenses, Selling, general and administrative expenses, Interest expense, net or Other, net, as appropriate, in the Unaudited Consolidated Statements of Operations for the three months ended September 30, 2015 and 2014 (See Note 6 – Fair Value for additional information regarding hedging activity).

(b)

Reclassifications of amounts related to gains and losses on securities are included in Equity earnings of affiliates or Other, net, as appropriate, in the Unaudited Consolidated Statements of Operations for the three months ended September 30, 2015 and 2014.

(c)

Reclassifications of amounts related to benefit plan adjustments are included in Selling, general and administrative expenses in the Unaudited Consolidated Statements of Operations for the three months ended September 30, 2015 and 2014.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share Data

The following table sets forth the Company’s computation of Income from continuing operations attributable to Twenty-First Century Fox stockholders:

	For the three months ended September 30,
	2015	2014
	(in millions)
Income from continuing operations	$740	$1,100
Less: Net income attributable to noncontrolling interests	(62)	(56)

Income from continuing operations attributable to Twenty-First Century Fox stockholders	$678	$1,044

Stock Repurchase Program

The Board has authorized a stock repurchase program, under which the Company is currently authorized to acquire Class A Common Stock. In August 2015, the Board approved an additional $5 billion authorization, excluding commissions, to the Company’s stock repurchase program for the repurchase of Class A Common Stock. The Company intends to complete this stock repurchase program by August 2016.

The remaining authorized amount under the Company’s stock repurchase program as of September 30, 2015, excluding commissions, was approximately $3.7 billion.

The program may be modified, extended, suspended or discontinued at any time.

Dividends

The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and the Class B Common Stock:

	For the three months ended September 30,
	2015	2014
Cash dividend per share	$0.150	$0.125

The Company declared a dividend of $0.150 per share on both the Class A Common Stock and Class B Common Stock in the three months ended September 30, 2015, which was paid in October 2015 to stockholders of record on September 9, 2015.

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

Voting Agreement with the Murdoch Family Interests

On April 18, 2012, the Murdoch Family Trust and K. Rupert Murdoch (together the “Murdoch Family Interests”) entered into an agreement with the Company, whereby the Murdoch Family Interests agreed to limit their voting rights during the voting rights suspension period. Under this agreement, the Murdoch Family Interests will not vote or provide voting instructions with respect to a portion of their shares of Class B Common Stock to the extent that doing so would increase their percentage of voting power from what it was prior to the suspension of voting rights. Currently, as a result of the suspension of voting rights, the aggregate percentage vote of the Murdoch Family Interests is at 38.9% of the outstanding shares of Class B Common Stock not subject to the suspension of voting rights, and the percentage vote may be adjusted as provided in the agreement with the Company.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. EQUITY-BASED COMPENSATION

The following table summarizes the Company’s equity-based compensation transactions:

	For the three months ended September 30,
	2015	2014
	(in millions)
Equity-based compensation	$90	$61

Intrinsic value of all settled equity-based awards	$190	$292

Tax benefit on vested equity-based awards	$69	$105

As of September 30, 2015, the Company’s total estimated compensation cost related to equity-based awards, not yet recognized, was approximately $200 million, and is expected to be recognized over a weighted average period between 1 and 2 years. Compensation expense on all equity-based awards is generally recognized on a straight-line basis over the vesting period of the entire award. However, certain performance based awards are recognized on an accelerated basis.

Performance Stock Units

The Company’s stock based awards are granted in Class A Common Stock. During the three months ended September 30, 2015, approximately 6.1 million performance stock units (“PSUs”) were granted and approximately 5.9 million PSUs vested.

During the three months ended September 30, 2014, approximately 3.9 million PSUs were granted and approximately 6.9 million PSUs vested. Approximately 1.7 million units of the awards that vested were settled in cash.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of September 30, 2015 and June 30, 2015 were approximately $86 billion and $75 billion, respectively. The increase from June 30, 2015 was primarily due to an expanded arrangement with one of the collegiate conferences for broadcast rights through 2032, a new rights agreement with a Major League Baseball team for broadcast rights through 2032 and other sports rights agreements.

Contingent Guarantees

The Company’s contingent guarantees as of September 30, 2015 and June 30, 2015 were $509 million and $1.3 billion, respectively. The decrease from June 30, 2015 was primarily due to the release of the Company’s obligations under a bank guarantee benefiting the Board of Control for Cricket in India (“BCCI”) in July 2015 (See Note 12 – Additional Financial Information) and the expiration of a bank guarantee covering the Company’s programming rights obligations as part of the agreement with the International Cricket Council.

Contingencies

Shareholder Litigation

Southern District of New York

On July 19, 2011, a purported class action lawsuit captioned Wilder v. News Corp., et al. (“Wilder Litigation”), was filed on behalf of all purchasers of the Company’s common stock between March 3, 2011 and July 11, 2011, in the United States District Court for the Southern District of New York. The plaintiff brought claims under Section 10(b) and Section 20(a) of the Securities Exchange Act, alleging that false and misleading statements were issued regarding the alleged acts of voicemail interception at The News of the World. The suit names as defendants the Company, Rupert Murdoch, James Murdoch and Rebekah Brooks, and seeks compensatory damages, rescission for damages sustained, and costs. On June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff and Robbins Geller Rudman & Dowd as lead counsel. Thereafter, on July 3, 2012, the court issued an order providing that an amended consolidated complaint shall be filed by July 31, 2012. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants NI Group Limited (now known as News Corp UK & Ireland Limited) and Les Hinton, and expanded the class period to include February 15, 2011 to July 18, 2011. The defendants filed motions to dismiss the litigation, which were granted by the court on March 31, 2014. On April 30, 2014, plaintiffs

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

filed a second amended consolidated complaint, which generally repeats the allegations of the amended consolidated complaint and also expands the class period to July 8, 2009 to July 18, 2011. Defendants moved to dismiss the second amended consolidated complaint, and on September 30, 2015, the court granted defendants’ motions in their entirety and dismissed all of the plaintiffs’ claims. In its memorandum, opinion and order relating to the dismissal, the court gave plaintiffs until November 6, 2015 to file a motion for leave to amend their complaint. On October 21, 2015, plaintiffs filed a motion for reconsideration of the court’s memorandum, opinion and order. The Company’s management believes the claims in the Wilder Litigation are entirely without merit, and intends to vigorously defend this action.

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

In connection with the Separation (as defined in Note 2 – Summary of Significant Accounting Policies in the 2015 Form 10-K under the heading “Principles of consolidation”), the Company and News Corp agreed in the Separation and Distribution Agreement that the Company will indemnify News Corp, on an after-tax basis, for payments made after the Separation arising out of civil claims and investigations relating to the U.K. Newspaper Matters, as well as legal and professional fees and expenses paid in connection with the related criminal matters, other than fees, expenses and costs relating to employees who are not (i) directors, officers or certain designated employees or (ii) with respect to civil matters, co-defendants with News Corp (the “Indemnity”).

As of September 30, 2015 and June 30, 2015, the Company recognized approximately $60 million and $65 million, respectively, as its obligation under the Indemnity, which is currently payable to News Corp. The Company made payments of $7 million to News Corp during the three months ended September 30, 2015 which are included in Net decrease in cash and cash equivalents from discontinued operations in the Unaudited Consolidated Statement of Cash Flows. If additional information becomes available and as payments are made, the Company will update the liability provision for the Indemnity. Any changes to the liability provision for the Indemnity in the future will impact the results of operations for that period.

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

•

Television, which principally consists of the broadcasting of network programming in the U.S. and the operation of 28 full power broadcast television stations, including 11 duopolies, in the U.S. (of these stations, 17 are affiliated with FOX Broadcasting Company (“FOX”), 10 are affiliated with Master Distribution Service, Inc. (“MyNetworkTV”) and one is an independent station).

•

Filmed Entertainment, which principally consists of the production and acquisition of live-action and animated motion pictures for distribution and licensing in all formats in all entertainment media worldwide, and the production and licensing of television programming worldwide.

•

Direct Broadcast Satellite Television, which consisted of the distribution of programming services via satellite, cable and broadband directly to subscribers in Italy, Germany and Austria. The DBS segment consisted entirely of the operations of Sky Italia and Sky Deutschland. On November 12, 2014, Twenty-First Century Fox completed the sale of Sky Italia and its 57% interest in Sky Deutschland to Sky.

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

	For the three months ended September 30,
	2015	2014
	(in millions)
Revenues:
Cable Network Programming	$3,464	$3,231
Television	1,049	1,048
Filmed Entertainment	1,785	2,476
Direct Broadcast Satellite Television	-	1,449
Other, Corporate and Eliminations	(221)	(317)

Total revenues	$6,077	$7,887
Segment OIBDA:
Cable Network Programming	$1,306	$1,038
Television	196	174
Filmed Entertainment	149	458
Direct Broadcast Satellite Television	-	207
Other, Corporate and Eliminations	(116)	(98)

Total Segment OIBDA	$1,535	$1,779

Amortization of cable distribution investments	(20)	(23)
Depreciation and amortization	(128)	(276)
Equity earnings of affiliates	35	379
Interest expense, net	(295)	(305)
Interest income	9	14
Other, net	(83)	35

Income from continuing operations before income tax expense	1,053	1,603
Income tax expense	(313)	(503)

Income from continuing operations	740	1,100
Loss from discontinued operations, net of tax	(3)	(7)

Net income	737	1,093
Less: Net income attributable to noncontrolling interests	(62)	(56)

Net income attributable to Twenty-First Century Fox stockholders	$675	$1,037

Intersegment revenues, generated by the Filmed Entertainment segment, of $170 million and $275 million for the three months ended September 30, 2015 and 2014, respectively, have been eliminated within the Other, Corporate and Eliminations segment.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended September 30,
	2015	2014
	(in millions)
Depreciation and amortization:
Cable Network Programming	$74	$80
Television	30	26
Filmed Entertainment	20	33
Direct Broadcast Satellite Television	-	133
Other, Corporate and Eliminations	4	4

Total depreciation and amortization	$128	$276

Depreciation and amortization for the three months ended September 30, 2015 and 2014 include the amortization of definite lived intangible assets of $59 million and $102 million, respectively.

	As of September 30, 2015	As of June 30, 2015
	(in millions)
Total assets:
Cable Network Programming	$22,860	$23,235
Television	6,931	6,646
Filmed Entertainment	9,459	9,105
Other, Corporate and Eliminations	4,349	6,536
Investments	4,398	4,529

Total assets	$47,997	$50,051

Revenues by Component

	For the three months ended September 30,
	2015	2014
	(in millions)
Revenues:
Affiliate fees	$2,686	$2,432
Subscription	-	1,359
Advertising	1,599	1,734
Content	1,725	2,262
Other	67	100

Total revenues	$6,077	$7,887

NOTE 12. ADDITIONAL FINANCIAL INFORMATION

Supplemental Cash Flows Information

	For the three months ended September 30,
	2015	2014
	(in millions)
Supplemental cash flows information:
Cash paid for income taxes	$(89)	$(104)

Cash paid for interest	$(292)	$(283)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other, net

For the three months ended September 30, 2015, the Company recorded a loss of $83 million in Other, net primarily due to the revision of a contingency estimate related to a past acquisition. For the three months ended September 30, 2014, the Company recorded a gain of $35 million in Other, net primarily related to the Company’s use of foreign currency forward contracts as economic hedges (not designated and qualifying as hedging instruments under ASC 815, “Derivatives and Hedging”) in connection with prior transactions.

Restructuring Programs

In fiscal 2015, the Company recorded restructuring charges reflecting contract termination costs at STAR related to a program rights contract with the BCCI for the Champions League Twenty20 (“CLT20”) cricket tournament through 2018. The Company paid approximately $420 million to the BCCI in July 2015 for the contract termination, including service taxes. As a result of the contract termination in June 2015, STAR no longer has the rights to broadcast future CLT20 cricket matches and has no additional payment obligations.

NOTE 13. SUPPLEMENTAL GUARANTOR INFORMATION

In May 2015, 21CFA entered into a credit agreement (the “Credit Agreement”), among 21CFA as Borrower, the Company as Parent Guarantor and other parties. The Credit Agreement provides a $1.4 billion unsecured revolving credit facility with a sub-limit of $250 million (or its equivalent in Euros) available for the issuance of letters of credit and a maturity date of May 2020.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended September 30, 2015

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$-	$-	$6,077	$-	$6,077
Expenses	(106)	-	(4,584)	-	(4,690)
Equity (losses) earnings of affiliates	(1)	-	36	-	35
Interest expense, net	(398)	(176)	(20)	299	(295)
Interest income	-	2	306	(299)	9
Earnings from subsidiary entities	1,452	852	-	(2,304)	-
Other, net	13	-	(96)	-	(83)

Income from continuing operations before income tax expense	960	678	1,719	(2,304)	1,053
Income tax expense	(285)	-	(511)	483	(313)

Income from continuing operations	675	678	1,208	(1,821)	740
Loss from discontinued operations, net of tax	-	(3)	-	-	(3)

Net income	675	675	1,208	(1,821)	737
Less: Net income attributable to noncontrolling interests	-	-	(62)	-	(62)

Net income attributable to Twenty-First Century Fox stockholders	$675	$675	$1,146	$(1,821)	$675

Comprehensive income attributable to Twenty-First Century Fox stockholders	$485	$526	$887	$(1,372)	$526

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended September 30, 2014

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$-	$-	$7,887	$-	$7,887
Expenses	(88)	-	(6,319)	-	(6,407)
Equity earnings of affiliates	-	-	379	-	379
Interest expense, net	(398)	(138)	(30)	261	(305)
Interest income	8	-	267	(261)	14
Earnings from subsidiary entities	1,653	1,182	-	(2,835)	-
Other, net	(11)	-	46	-	35

Income from continuing operations before income tax expense	1,164	1,044	2,230	(2,835)	1,603
Income tax expense	(366)	-	(700)	563	(503)

Income from continuing operations	798	1,044	1,530	(2,272)	1,100
Loss from discontinued operations, net of tax	-	(7)	-	-	(7)

Net income	798	1,037	1,530	(2,272)	1,093
Less: Net income attributable to noncontrolling interests	-	-	(56)	-	(56)

Net income attributable to Twenty-First Century Fox stockholders	$798	$1,037	$1,474	$(2,272)	$1,037

Comprehensive income attributable to Twenty-First Century Fox stockholders	$7	$315	$589	$(596)	$315

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

As of September 30, 2015

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$764	$3,831	$1,235	$-	$5,830
Receivables, net	28	4	6,006	(4)	6,034
Inventories, net	-	-	2,987	-	2,987
Other	29	-	313	-	342

Total current assets	821	3,835	10,541	(4)	15,193

Non-current assets:
Receivables, net	15	-	371	-	386
Inventories, net	-	-	6,818	-	6,818
Property, plant and equipment, net	227	-	1,440	-	1,667
Intangible assets, net	-	-	6,263	-	6,263
Goodwill	-	-	12,514	-	12,514
Other non-current assets	388	-	370	-	758
Investments:
Investments in associated companies and other investments	205	22	4,171	-	4,398
Intragroup investments	94,261	53,699	-	(147,960)	-

Total investments	94,466	53,721	4,171	(147,960)	4,398

TOTAL ASSETS	$95,917	$57,556	$42,488	$(147,964)	$47,997

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$200	$-	$44	$-	$244
Other current liabilities	436	453	5,863	(4)	6,748

Total current liabilities	636	453	5,907	(4)	6,992

Non-current liabilities:
Borrowings	17,278	-	1,489	-	18,767
Other non-current liabilities	517	-	4,850	-	5,367
Intercompany	36,667	41,822	(78,489)	-	-
Redeemable noncontrolling interests	-	-	616	-	616
Total equity	40,819	15,281	108,115	(147,960)	16,255

TOTAL LIABILITIES AND EQUITY	$95,917	$57,556	$42,488	$(147,964)	$47,997

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

As of June 30, 2015

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$767	$5,913	$1,748	$-	$8,428
Receivables, net	11	-	5,902	(1)	5,912
Inventories, net	-	-	2,749	-	2,749
Other	14	-	273	-	287

Total current assets	792	5,913	10,672	(1)	17,376

Non-current assets:
Receivables, net	15	-	379	-	394
Inventories, net	-	-	6,411	-	6,411
Property, plant and equipment, net	230	-	1,492	-	1,722
Intangible assets, net	-	-	6,320	-	6,320
Goodwill	-	-	12,513	-	12,513
Other non-current assets	384	-	402	-	786
Investments:
Investments in associated companies and other investments	50	22	4,457	-	4,529
Intragroup investments	92,821	53,278	-	(146,099)	-

Total investments	92,871	53,300	4,457	(146,099)	4,529

TOTAL ASSETS	$94,292	$59,213	$42,646	$(146,100)	$50,051

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$200	$-	$44	$-	$244
Other current liabilities	467	74	6,478	(1)	7,018

Total current liabilities	667	74	6,522	(1)	7,262

Non-current liabilities:
Borrowings	17,278	-	1,517	-	18,795
Other non-current liabilities	571	-	4,616	-	5,187
Intercompany	35,999	41,919	(77,918)	-	-
Redeemable noncontrolling interests	-	-	621	-	621
Total equity	39,777	17,220	107,288	(146,099)	18,186

TOTAL LIABILITIES AND EQUITY	$94,292	$59,213	$42,646	$(146,100)	$50,051

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the three months ended September 30, 2015

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities from continuing operations	$162	$(202)	$(265)	$-	$(305)

Investing activities:
Property, plant and equipment	(2)	-	(32)	-	(34)
Investments	(156)	(2)	(91)	-	(249)

Net cash used in investing activities from continuing operations	(158)	(2)	(123)	-	(283)

Financing activities:
Borrowings	-	-	91	-	91
Repayment of borrowings	-	-	(119)	-	(119)
Excess tax benefit from equity-based compensation	-	11	-	-	11
Repurchase of shares	-	(1,889)	-	-	(1,889)
Dividends paid and distributions	-	-	(56)	-	(56)
Purchase of subsidiary shares from noncontrolling interests	-	-	(3)	-	(3)

Net cash used in financing activities from continuing operations	-	(1,878)	(87)	-	(1,965)

Discontinued operations:
Net decrease in cash and cash equivalents from discontinued operations	(7)	-	-	-	(7)

Net decrease in cash and cash equivalents	(3)	(2,082)	(475)	-	(2,560)
Cash and cash equivalents, beginning of year	767	5,913	1,748	-	8,428
Exchange movement on cash balances	-	-	(38)	-	(38)

Cash and cash equivalents, end of period	$764	$3,831	$1,235	$-	$5,830

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the three months ended September 30, 2014

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities from continuing operations	$(1,238)	$571	$1,124	$-	$457

Investing activities:
Property, plant and equipment	(17)	-	(110)	-	(127)
Investments	(4)	-	(959)	-	(963)
Proceeds from dispositions, net	69	-	-	-	69

Net cash provided by (used in) investing activities from continuing operations	48	-	(1,069)	-	(1,021)

Financing activities:
Borrowings	1,191	-	98	-	1,289
Repayment of borrowings	-	-	(114)	-	(114)
Excess tax benefit from equity-based compensation	-	48	-	-	48
Repurchase of shares	-	(1,273)	-	-	(1,273)
Dividends paid and distributions	-	-	(82)	-	(82)

Net cash provided by (used in) financing activities from continuing operations	1,191	(1,225)	(98)	-	(132)

Discontinued operations:
Net decrease in cash and cash equivalents from discontinued operations	(17)	-	-	-	(17)

Net decrease in cash and cash equivalents	(16)	(654)	(43)	-	(713)
Cash and cash equivalents, beginning of year	473	3,120	1,822	-	5,415
Exchange movement on cash balances	-	-	(46)	-	(46)

Cash and cash equivalents, end of period	$457	$2,466	$1,733	$-	$4,656

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

This document contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of Twenty-First Century Fox, Inc., its directors or its officers with respect to, among other things, trends affecting Twenty-First Century Fox, Inc.’s financial condition or results of operations. The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other factors is set forth under the heading Part II “Other Information,” Item 1A “Risk Factors” in this report. Twenty-First Century Fox, Inc. does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by Twenty-First Century Fox, Inc. with the Securities and Exchange Commission (the “SEC”). This section should be read together with the Unaudited Consolidated Financial Statements of Twenty-First Century Fox, Inc. and related notes set forth elsewhere herein and Twenty-First Century Fox, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 as filed with the SEC on August 13, 2015 (the “2015 Form 10-K”).

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of Twenty-First Century Fox, Inc. and its subsidiaries’ (together, “Twenty-First Century Fox” or the “Company”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business - This section provides a general description of the Company’s businesses, as well as developments that have occurred to date during fiscal 2016 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations - This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2015 and 2014. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2015 and 2014, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of September 30, 2015. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

•

Direct Broadcast Satellite Television, which consisted of the distribution of programming services via satellite, cable and broadband directly to subscribers in Italy, Germany and Austria. The Direct Broadcast Satellite Television (“DBS”) segment consisted entirely of the operations of Sky Italia and Sky Deutschland AG (“Sky Deutschland”) (collectively the “DBS businesses”). On November 12, 2014, Twenty-First Century Fox completed the sale of Sky Italia and its 57% interest in Sky Deutschland to Sky plc (“Sky”).

•	Other, Corporate and Eliminations, which principally consists of corporate overhead and eliminations and other businesses.

Following the sale of the DBS businesses, the Company continues to report in five segments for comparative purposes, and there is no current activity in the DBS segment.

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

The profitability of U.S. national sports contracts and international sports rights agreements is based on the Company’s best estimates at September 30, 2015 of attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied at September 30, 2015, additional amortization of rights may be recorded. Should revenues improve as compared to estimated revenues, the Company may have improved results related to the contract, which may be recognized over the remaining contract term.

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

The Company enters into arrangements with third parties to co-produce certain of its theatrical and television productions. These arrangements, which are referred to as co-financing arrangements, take various forms. The parties to these arrangements, primarily in theatrical productions, include studio and non-studio entities both domestic and international. In several of these agreements, other parties control certain distribution rights. The Filmed Entertainment segment records the amounts received for the sale of an economic interest as a reduction of the cost of the film, as the investor assumes full risk for that portion of the film asset acquired in these transactions. The substance of these arrangements is that the third-party investors own an interest in the film and, therefore, receive a participation based on the third-party investors’ contractual interest in the profits or losses incurred on the film. Consistent with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 926, “Entertainment—Films” (“ASC 926”), the estimate of the third-party investor’s interest in profits or losses on the film is based on total estimated ultimate revenues.

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

Other Business Developments

See Note 2 – Acquisitions, Disposals and Other Transactions and Note 5 – Investments to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox for a discussion of the Company’s business developments.

RESULTS OF OPERATIONS

Results of Operations—For the three months ended September 30, 2015 versus the three months ended September 30, 2014

The following tables set forth the Company’s operating results for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, including presentation of Revenues by component excluding the DBS segment and related intersegment eliminations.

	For the three months ended September 30,
	2015	2014	% Change
	(in millions, except %)
Revenues:
Affiliate fees	$2,686	$2,432	10%
Subscription	-	1,359	(100)%
Advertising	1,599	1,734	(8)%
Content	1,725	2,262	(24)%
Other	67	100	(33)%

Total revenues	6,077	7,887	(23)%
Operating expenses	(3,673)	(5,052)	(27)%
Selling, general and administrative	(889)	(1,079)	(18)%
Depreciation and amortization	(128)	(276)	(54)%
Equity earnings of affiliates	35	379	(91)%
Interest expense, net	(295)	(305)	(3)%
Interest income	9	14	(36)%
Other, net	(83)	35	**

Income from continuing operations before income tax expense	1,053	1,603	(34)%
Income tax expense	(313)	(503)	(38)%

Income from continuing operations	740	1,100	(33)%
Loss from discontinued operations, net of tax	(3)	(7)	(57)%

Net income	737	1,093	(33)%
Less: Net income attributable to noncontrolling interests	(62)	(56)	11%

Net income attributable to Twenty-First Century Fox stockholders	$675	$1,037	(35)%

	For the three months ended September 30,
	2015	2014	% Change
	(in millions, except %)
Revenues (excluding Direct Broadcast Satellite Television):
Affiliate fees	$2,686	$2,463	9%
Advertising	1,599	1,673	(4)%
Content	1,725	2,271	(24)%
Other	67	76	(12)%

Adjusted total revenues	6,077	6,483	(6)%
Direct Broadcast Satellite Television, net of eliminations	-	1,404	(100)%

Total revenues	$6,077	$7,887	(23)%

**	not meaningful

Overview – The Company’s revenues decreased 23% for the three months ended September 30, 2015, as compared to the corresponding period of fiscal 2015. The changes in revenues were primarily due to the effect of the sale of the DBS businesses in November 2014. Excluding the activity of the DBS businesses, the Company’s revenues decreased 6% for the three months ended September 30, 2015, as compared to the corresponding period of fiscal 2015, primarily due to lower content revenues partially offset by higher affiliate fee revenues. The decrease in content revenues was primarily attributable to lower worldwide theatrical revenues and the effect of the disposition of Shine Group in December 2014. The increase in affiliate fee revenues was primarily due to higher average rates per subscriber across most channels. The decrease in revenue for the three months ended September 30, 2015, as compared to the corresponding period of fiscal 2015, includes decreases of approximately $200 million, due to the strengthening of the U.S. dollar against local currencies.

Operating expenses decreased 27% for the three months ended September 30, 2015, as compared to the corresponding period of fiscal 2015, primarily due to the sale of the DBS businesses and lower operating expenses at the Filmed Entertainment segment of approximately $330 million. The decrease at the Filmed Entertainment segment was primarily due to lower production amortization and participation costs related to motion picture and television productions and the disposition of Shine Group.

Selling, general and administrative expenses decreased 18% for the three months ended September 30, 2015, as compared to the corresponding period of fiscal 2015, primarily due to the sale of the DBS businesses and the disposition of Shine Group.

Depreciation and amortization, including the amortization of acquired identifiable intangible assets, decreased 54% for the three months ended September 30, 2015, as compared to the corresponding period of fiscal 2015, primarily due to lower depreciation and amortization as a result of the sale of the DBS businesses.

Equity earnings of affiliates – Equity earnings of affiliates decreased $344 million for the three months ended September 30, 2015, as compared to the corresponding period of fiscal 2015. The decrease was primarily due to the lower results at Sky due to the comparative effect of the Company’s proportionate share of the gain, of approximately $280 million, related to Sky’s sale of a portion of its investment in ITV plc in fiscal 2015. Also contributing to this decrease were the results at Endemol Shine Group, an affiliate from December 2014, and lower results at Hulu LLC.

	For the three months ended September 30,
	2015	2014	% Change
	(in millions, except %)
Sky	$110	$396	(72)%
Other equity affiliates	(75)	(17)	**

Equity earnings of affiliates	$35	$379	(91)%

**	not meaningful

Interest expense, net – Interest expense, net remained relatively constant for the three months ended September 30, 2015, as compared to the corresponding period of fiscal 2015.

Other, net – See Note 12 – Additional Financial Information to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox.

Income tax expense – The Company’s effective income tax rate for the three months ended September 30, 2015 was 30%, which was lower than the statutory rate of 35% primarily due to a 2% benefit from foreign tax credits related to the Company’s foreign operations and permanent items.

The Company’s effective income tax rate for the three months ended September 30, 2014 was 31%, which was lower than the statutory rate of 35% primarily due to a 3% rate reduction from the Company’s foreign operations due to tax credits and deductions arising from a corporate restructuring as well as permanent differences.

Net income – Net income decreased for the three months ended September 30, 2015, as compared to the corresponding period of fiscal 2015, primarily due to the decrease in Equity earnings of affiliates and lower operating results.

Net income attributable to noncontrolling interests – Net income attributable to noncontrolling interests remained relatively constant for the three months ended September 30, 2015, as compared to the corresponding period of fiscal 2015.

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

The following table reconciles Total Segment OIBDA to Income from continuing operations before income tax expense for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.

	For the three months ended September 30,
	2015	2014	% Change
	(in millions, except %)
Revenues	$6,077	$7,887	(23)%
Operating expenses	(3,673)	(5,052)	(27)%
Selling, general and administrative	(889)	(1,079)	(18)%
Amortization of cable distribution investments	20	23	(13)%

Total Segment OIBDA	1,535	1,779	(14)%
Amortization of cable distribution investments	(20)	(23)	(13)%
Depreciation and amortization	(128)	(276)	(54)%
Equity earnings of affiliates	35	379	(91)%
Interest expense, net	(295)	(305)	(3)%
Interest income	9	14	(36)%
Other, net	(83)	35	**

Income from continuing operations before income tax expense	$1,053	$1,603	(34)%

**	not meaningful

The following tables set forth the Company’s Revenues and Segment OIBDA for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, including presentation of Revenues excluding the DBS segment and related intersegment eliminations.

	For the three months ended September 30,
	2015	2014	% Change
	(in millions, except %)
Revenues:
Cable Network Programming	$3,464	$3,231	7%
Television	1,049	1,048	-
Filmed Entertainment	1,785	2,476	(28)%
Direct Broadcast Satellite Television	-	1,449	(100)%
Other, Corporate and Eliminations	(221)	(317)	30%

Total revenues	$6,077	$7,887	(23)%
Less: Direct Broadcast Satellite Television, net of eliminations	-	(1,404)	(100)%

Adjusted total revenues	$6,077	$6,483	(6)%

	For the three months ended September 30,
	2015	2014	% Change
	(in millions, except %)
Segment OIBDA:
Cable Network Programming	$1,306	$1,038	26%
Television	196	174	13%
Filmed Entertainment	149	458	(67)%
Direct Broadcast Satellite Television	-	207	(100)%
Other, Corporate and Eliminations	(116)	(98)	(18)%

Total Segment OIBDA	$1,535	$1,779	(14)%

Cable Network Programming (57% and 41% of the Company’s consolidated revenues in the first three months of fiscal 2016 and 2015, respectively)

For the three months ended September 30, 2015, revenues at the Cable Network Programming segment increased $233 million, or 7%, as compared to the corresponding period of fiscal 2015, primarily due to higher affiliate fee, advertising and content and other revenues as shown below:

For the three months ended September 30, 2015 % Increase
Affiliate fees	8%
Advertising	2%
Content and other	25%

These revenue increases are net of a decrease of approximately $115 million for the three months ended September 30, 2015, as compared to the corresponding period of fiscal 2015, due to the strengthening of the U.S. dollar against local currencies, primarily in Latin America, Europe and India.

Domestic affiliate fee revenues increased 11% for the three months ended September 30, 2015, as compared to the corresponding period of fiscal 2015, primarily due to higher average rates per subscriber across most channels led by Fox Sports 1 (“FS1”), the Regional Sports Networks (“RSNs”), Fox News Channel (“Fox News”) and FX Networks suite of channels (“FX”).  Domestic advertising revenues increased 4% for the three months ended September 30, 2015, as compared to the corresponding period of fiscal 2015, primarily due to higher pricing at Fox News and higher ratings at FS1.

For the three months ended September 30, 2015, international affiliate fee revenues decreased 1%, as compared to the corresponding period of fiscal 2015. The decrease in international affiliate fee revenues was the result of local currency growth at Fox International Channels (“FIC”), led by additional subscribers in Latin America, and higher pricing and additional subscribers at STAR being more than offset by the adverse impact of the strengthening of the U.S. dollar against local currencies. For the three months ended September 30, 2015, international advertising revenues decreased 1%, as compared to the corresponding period of fiscal 2015. The decrease in international advertising revenues was the result of local currency growth led by higher pricing and volume at STAR’s general entertainment channels and increased ratings at FIC’s general entertainment channels in Latin America and Europe being more than offset by the adverse impact of the strengthening of the U.S. dollar against local currencies and the comparative effect of STAR Sports networks’ broadcast of the India vs. England cricket series in fiscal 2015.

The increase in content and other revenues for the three months ended September 30, 2015, as compared to the corresponding period of fiscal 2015, was due to higher licensing and participation fees for original programming led by FX’s original series The Strain and increased revenues at FIC related to the syndication of sports rights.

For the three months ended September 30, 2015, Segment OIBDA at the Cable Network Programming segment increased $268 million, or 26%, as compared to the corresponding period of fiscal 2015, primarily due to the revenue increases noted above and lower expenses of $35 million, or 2%, as compared to the corresponding period of fiscal 2015. Operating expenses decreased by approximately $35 million for the three months ended September 30, 2015, as compared to the corresponding period of fiscal 2015, primarily due to a decrease in sports programming costs as a result of the comparative effect in fiscal 2015 of the broadcast of the India vs. England cricket series at STAR partially offset by contractual rate increases for Major League Baseball (“MLB”) sports rights at the RSNs and new events broadcast on FS1, led by Major League Soccer and the United States Golf Association. The increase in Segment OIBDA for the three months ended September 30, 2015, as compared to the corresponding period of fiscal 2015, was net of decreases of approximately $60 million, due to the strengthening of the U.S. dollar against local currencies.

Television (17% and 13% of the Company’s consolidated revenues in the first three months of fiscal 2016 and 2015, respectively)

For the three months ended September 30, 2015, revenues at the Television segment remained constant, as compared to the corresponding period of fiscal 2015, as a result of higher affiliate fee revenues being offset by lower advertising revenues. Affiliate fee revenues increased 23% as a result of higher retransmission consent rates for the three months ended September 30, 2015, as compared to the corresponding period of fiscal 2015. Advertising revenues decreased 5% for the three months ended September 30, 2015, as compared to the corresponding periods of fiscal 2015, primarily due to the effect of fewer broadcasts of the National Football League (“NFL”) regular season as a result of a later start to the NFL regular season, lower general entertainment primetime ratings at FOX and the comparative effect of the political advertising revenues related to the 2014 mid-term elections. Partially offsetting these decreases were advertising revenues related to the broadcasts of the 67th Emmy Awards and the Fédération Internationale de Football Association (“FIFA”) Women’s World Cup events.

For the three months ended September 30, 2015, Segment OIBDA at the Television segment increased $22 million, or 13%, as compared to the corresponding period of fiscal 2015, due to lower expenses of $21 million, or 2%. Operating expenses decreased by approximately $25 million for the three months ended September 30, 2015, as compared to the corresponding period of fiscal 2015, primarily due to lower programming costs and the effect of fewer broadcasts of the NFL regular season, partially offset by increased advertising and promotion costs for new and returning series, including Empire.

Filmed Entertainment (29% and 31% of the Company’s consolidated revenues in the first three months of fiscal 2016 and 2015, respectively)

For the three months ended September 30, 2015, revenues at the Filmed Entertainment segment decreased $691 million, or 28%, as compared to the corresponding period of fiscal 2015, primarily due to lower worldwide theatrical revenues, including the lower than expected performance of Fantastic Four, and the effect of the disposition of Shine Group in December 2014. Also contributing to the decrease in revenues for the three months ended September 30, 2015, were lower network and syndication revenues from the licensing of television productions reflecting the sale of How I Met Your Mother and the series finale of Sons of Anarchy in the prior year. For the three months ended September 30, 2015, revenues included the worldwide theatrical releases of Maze Runner: The Scorch Trials and Fantastic Four, as compared to the corresponding period of fiscal 2015, which included the worldwide theatrical performances of Dawn of the Planet of the Apes, How to Train Your Dragon 2 and The Maze Runner. The decrease in revenue for the three months ended September 30, 2015, as compared to the corresponding period of fiscal 2015, includes decreases of approximately $85 million, due to the strengthening of the U.S. dollar against local currencies.

For the three months ended September 30, 2015, Segment OIBDA at the Filmed Entertainment segment decreased $309 million, or 67%, primarily due to the revenue decreases noted above partially offset by lower expenses of $382 million, or 19%, as compared to the corresponding period of fiscal 2015. Operating expenses decreased by approximately $330 million for the three months ended September 30, 2015, as compared to the corresponding period of fiscal 2015, primarily due to lower production amortization and participation costs related to motion picture and television productions and the disposition of Shine Group. Partially offsetting these decreases were higher theatrical marketing costs due to a greater number of theatrical releases in the current quarter compared to the prior year and higher pre-release costs for the successful worldwide theatrical release of The Martian in October 2015. Selling, general and administrative expenses decreased by approximately $50 million for the three months ended September 30, 2015, as compared to the corresponding period of fiscal 2015, primarily due to the disposition of Shine Group. The decrease in Segment OIBDA for the three months ended September 30, 2015, as compared to the corresponding period of fiscal 2015, includes decreases of approximately $50 million, due to the strengthening of the U.S. dollar against local currencies.

In December 2014, the Company contributed its interests in Shine Group into Endemol Shine Group, a joint venture. For the three months ended September 30, 2014, revenues related to the Shine Group were approximately $220 million.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has a five-year unused $1.4 billion revolving credit facility, which expires in May 2020, and has access to various film co-production alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of September 30, 2015, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television productions.

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

Sources and Uses of Cash

Net cash (used in) provided by operating activities for the three months ended September 30, 2015 and 2014 was as follows (in millions):

For the three months ended September 30,	2015	2014
Net cash (used in) provided by operating activities from continuing operations	$(305)	$457

The change in net cash (used in) provided by operating activities during the three months ended September 30, 2015, as compared to the corresponding period of fiscal 2015, primarily reflects a payment at the Cable Network Programming segment to the Board of Control for Cricket in India for contract termination costs related to a program rights contract for the Champions League Twenty20 cricket tournament through 2018 and higher billings than collections at the Television and Filmed Entertainment segments along with a higher use of cash for participation and releasing payments at the Filmed Entertainment segment.

Net cash used in investing activities for the three months ended September 30, 2015 and 2014 was as follows (in millions):

For the three months ended September 30,	2015	2014
Net cash used in investing activities from continuing operations	$(283)	$(1,021)

The decrease in net cash used in investing activities during the three months ended September 30, 2015, as compared to the corresponding period of fiscal 2015, was primarily due to the comparative effect of the Company’s participation in Sky’s equity offering in July 2014 partially offset by the Company’s investment in a minority equity interest in DraftKings, Inc. in July 2015.

Net cash used in financing activities for the three months ended September 30, 2015 and 2014 was as follows (in millions):

For the three months ended September 30,	2015	2014
Net cash used in financing activities from continuing operations	$(1,965)	$(132)

The increase in net cash used in financing activities during the three months ended September 30, 2015, as compared to the corresponding period of fiscal 2015, was primarily due to the comparative effect of the Company’s issuance of $600 million of 3.70% Senior Notes due 2024 and $600 million of 4.75% Senior Notes due 2044 in September 2014 and additional cash used for share repurchases.

In August 2015, the Board approved an additional $5 billion authorization, excluding commissions, to the Company’s stock repurchase program for the repurchase of Class A Common Stock. The Company intends to complete this stock repurchase program by August 2016.

The program may be modified, extended, suspended or discontinued at any time.

Debt Instruments

The following table summarizes cash from borrowings and cash used in repayment of borrowings for the three months ended September 30, 2015 and 2014.

	For the three months ended September 30,
	2015	2014
	(in millions)
Borrowings:
Notes due September 2024 and due September 2044	$-	$1,191
Bank loans(a)	91	98

Total borrowings	$91	$1,289

Repayment of borrowings:
Bank loans(a)	$(119)	$(114)
	-
Total repayment of borrowings	$(119)	$(114)

(a)

The fiscal 2016 activity includes $91 million in borrowings and $108 million in repayments under the Yankees Entertainment and Sports Network (the “YES Network”) secured revolving credit facility. The fiscal 2015 activity includes $98 million in borrowings and $108 million in repayments under the YES Network secured revolving credit facility. The balance of the repayments in each respective period was related to the YES Network term loan facility.

Senior Notes

See Note 7 – Borrowings to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox.

Included in Borrowings within Non-current liabilities as of September 30, 2015 was $400 million of 8.00% Senior Notes that are due in October 2016.

Ratings of the public debt

The table below summarizes the Company’s credit ratings as of September 30, 2015.

Rating Agency	Senior Debt	Outlook
Moody's	Baa1	Stable
Standard & Poor's	BBB+	Stable

Revolving Credit Agreement

In May 2015, 21CFA entered into a credit agreement (the “Credit Agreement”), among 21CFA as Borrower, the Company as Parent Guarantor and other parties. The Credit Agreement provides a $1.4 billion unsecured revolving credit facility with a sub-limit of $250 million (or its equivalent in Euros) available for the issuance of letters of credit and a maturity date of May 2020.

Commitments

See Note 10 – Commitments and Contingencies to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Commitments”.

Contingent Guarantees

See Note 10 – Commitments and Contingencies to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Contingent Guarantees”.

Contingencies

See Note 10 – Commitments and Contingencies to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the headings “U.K. Newspaper Matters and Related Investigations and Litigation” and “Other”.

Recent Accounting Pronouncements

See Note 1 – Basis of Presentation to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox for discussion of recent accounting pronouncements.

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

	As of September 30, 2015	As of June 30, 2015
	(in millions)
Notional Amount (Foreign currency purchases and sales)
Foreign currency purchases	$143	$213
Foreign currency sales	1,028	888

Aggregate notional amount	$1,171	$1,101

Notional Amount (Hedge type)
Cash flow hedges	$973	$903
Net investment hedges	198	198

Aggregate notional amount	$1,171	$1,101

Fair Value
Total fair value of financial instruments with foreign currency exchange rate risk: asset (liability)	$1	$(26)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted foreign currency exchange rates: loss	$(89)	$(69)

Interest Rates

The Company's current financing arrangements and facilities include approximately $17.5 billion of outstanding fixed-rate debt and approximately $1.5 billion of outstanding variable-rate bank debt. As of September 30, 2015, the notional amount of interest rate swap contracts outstanding was $967 million, and the fair value of the interest rate swap contracts outstanding was $(13) million.

Fixed and variable-rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed-rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable-rate debt will impact interest expense, as well as the amount of cash required to service such debt. As of September 30, 2015, all of the Company's financial instruments with exposure to interest rate risk were denominated in U.S. dollars. Information on financial instruments with exposure to interest rate risk is presented below:

	As of September 30, 2015	As of June 30, 2015
	(in millions)
Fair Value
Total fair value of financial instruments with exposure to interest rate risk(a): liability	$(21,836)	$(22,002)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted interest rates: loss	$(865)	$(864)

(a)	The change in the fair values of the Company’s financial instruments with exposure to interest rate risk is primarily due to the changes in interest rates.

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity method affiliates. Information on the Company’s investments with exposure to stock price risk is presented below:

	As of September 30, 2015	As of June 30, 2015
	(in millions)
Fair Value
Total fair value of common stock investments	$10,623	$10,978

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted market prices: loss(a)	$(1,062)	$(1,098)

(a)

A hypothetical decrease would not result in a material before tax decrease in the Unaudited Consolidated Statements of Operations, as any changes in fair value of the Company’s equity method affiliates are not recognized unless the fair value declines below the investment’s carrying value and the decline is deemed other-than-temporary.

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of September 30, 2015 or June 30, 2015 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of September 30, 2015, the Company did not anticipate nonperformance by any of the counterparties.

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Shareholder Litigation

Southern District of New York

On July 19, 2011, a purported class action lawsuit captioned Wilder v. News Corp., et al. (“Wilder Litigation”), was filed on behalf of all purchasers of the Company’s common stock between March 3, 2011 and July 11, 2011, in the United States District Court for the Southern District of New York. The plaintiff brought claims under Section 10(b) and Section 20(a) of the Securities Exchange Act, alleging that false and misleading statements were issued regarding the alleged acts of voicemail interception at The News of the World. The suit names as defendants the Company, Rupert Murdoch, James Murdoch and Rebekah Brooks, and seeks compensatory damages, rescission for damages sustained, and costs. On June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff and Robbins Geller Rudman & Dowd as lead counsel. Thereafter, on July 3, 2012, the court issued an order providing that an amended consolidated complaint shall be filed by July 31, 2012. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants NI Group Limited (now known as News Corp UK & Ireland Limited) and Les Hinton, and expanded the class period to include February 15, 2011 to July 18, 2011. The defendants filed motions to dismiss the litigation, which were granted by the court on March 31, 2014. On April 30, 2014, plaintiffs filed a second amended consolidated complaint, which generally repeats the allegations of the amended consolidated complaint and also expands the class period to July 8, 2009 to July 18, 2011. Defendants moved to dismiss the second amended consolidated complaint, and on September 30, 2015, the court granted defendants’ motions in their entirety and dismissed all of the plaintiffs’ claims. In its memorandum, opinion and order relating to the dismissal, the court gave plaintiffs until November 6, 2015 to file a motion for leave to amend their complaint. On October 21, 2015, plaintiffs filed a motion for reconsideration of the court’s memorandum, opinion and order. The Company’s management believes the claims in the Wilder Litigation are entirely without merit, and intends to vigorously defend this action.

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

The Company Must Respond to Changes in Consumer Behavior as a Result of New Technologies in Order to Remain Competitive.

Technology, particularly digital technology used in the entertainment industry, continues to evolve rapidly, leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume digital content. Content owners are increasingly delivering their content directly to consumers over the Internet and innovations in distribution platforms have enabled consumers to view such Internet-delivered content on televisions and portable devices. The growth of direct to consumer video offerings, including video-on-demand offerings, as well as offerings by cable providers of smaller packages of programming to customers at price points lower than traditional cable distribution offerings could adversely affect demand for our cable channels. There is a risk that the Company’s responses to these changes and strategies to remain competitive, or failure to effectively anticipate or adapt to new market changes, could adversely affect our business. In addition, enhanced Internet capabilities and other new media may reduce television viewership, the demand for DVDs and Blu-rays and the desire to see motion pictures in theaters, which could negatively affect the Company’s revenues. The Company’s failure to protect and exploit the value of its content, while responding to and developing new technology and business models to take advantage of advancements in technology and the latest consumer preferences, could have a significant adverse effect on the Company’s businesses, asset values and results of operations.

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

The Company derives substantial revenues from the sale of advertising on or in its television stations and broadcast and cable networks. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. Demand for the Company’s products is also a factor in determining advertising rates. For example, ratings points for the Company’s television stations and broadcast and cable networks are factors that are weighed when determining advertising rates, and with respect to the Company’s television stations and broadcast and television networks, when determining the affiliate rates received by the Company. In addition, newer technologies, including new video formats, streaming and downloading capabilities via the Internet, video-on-demand, personal video recorders and other devices and technologies are increasing the number of media and entertainment choices available to audiences. Some of these devices and technologies allow users to view television or motion pictures from a remote location or on a time-delayed basis and provide users the ability to fast-forward, rewind, pause and skip programming and advertisements. These technological developments which are increasing the number of media and entertainment choices available to audiences could negatively impact not only consumer demand for our content and services but also could affect the attractiveness of the Company’s offerings to viewers, advertisers and/or distributors. Failure to effectively anticipate or adapt to emerging technologies or changes in consumer behavior could have an adverse effect on our business. Further, a decrease in advertising expenditures, reduced demand for the Company’s offerings or the inability to obtain market ratings that adequately measure demand for the Company’s content on personal video recorders and mobile devices could lead to a reduction in pricing and advertising spending, which could have an adverse effect on the Company’s businesses and assets.

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

Changes in U.S. or Foreign Regulations May Have an Adverse Effect on the Company’s Business.

The Company is subject to a variety of U.S. and foreign regulations in the jurisdictions in which its businesses operate. In general, the television broadcasting and multichannel video programming and distribution industries in the United States are highly regulated by federal laws and regulations issued and administered by various federal agencies, including the Federal Communications Commission (the “FCC”). The FCC generally regulates, among other things, the ownership of media, broadcast and multichannel video programming and technical operations of broadcast licensees. Our program services and online properties are subject to a variety of laws and regulations, including those relating to issues such as content regulation, user privacy and data protection, and consumer protection, among others. Further, the United States Congress, the FCC and state legislatures currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters, including technological changes and measures relating to privacy and data security, which could, directly or indirectly, affect the operations and ownership of the Company’s U.S. media properties. Similarly, new laws or regulations or changes in interpretations of law or in regulations imposed by governments in other jurisdictions in which the Company, or entities in which the Company has an interest, operate could require changes in the operations or ownership of our media properties. In addition, laws in non-U.S. jurisdictions which regulate, among other things, licensing arrangements, local content requirements, carriage requirements regarding pricing and distribution, and limitations on advertising time, may impact the operations and results of our international businesses.

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

The Board has authorized a stock repurchase program, under which the Company is currently authorized to acquire Class A Common Stock. In August 2015, the Board approved an additional $5 billion authorization, excluding commissions, to the Company’s stock repurchase program for the repurchase of Class A Common Stock. The Company intends to complete this stock repurchase program by August 2016.

The remaining authorized amount under the Company’s stock repurchase program as of September 30, 2015, excluding commissions, was approximately $3.7 billion.

The program may be modified, extended, suspended or discontinued at any time.

Below is a summary of the Company’s repurchases of its Class A Common Stock during the three months ended September 30, 2015:

	Total number of shares repurchased	Average price per share	Total cost of repurchase
			(in millions)
July	19,031,879	$33.15	$631
August	30,004,438	30.00	900
September	16,806,900	26.24	441

Total	65,843,217		$1,972

The Company did not repurchase any of its Class B Common Stock during the three months ended September 30, 2015.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS
(a)	Exhibits.

10.1

Employment Agreement, effective as of July 1, 2015, between 21st Century Fox America, Inc. and Lachlan K. Murdoch. (Incorporated by reference to Exhibit 10.33 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 13, 2015.)

10.2

Employment Agreement, effective as of July 1, 2015, between 21st Century Fox America, Inc. and James R. Murdoch. (Incorporated by reference to Exhibit 10.34 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 13, 2015.)

10.3

Letter Agreement, dated as of July 1, 2015, between 21st Century Fox America, Inc. and Chase Carey. (Incorporated by reference to Exhibit 10.35 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 13, 2015.)

10.4

Consulting Agreement, effective as of July 1, 2015, between 21st Century Fox America, Inc. and Chase Carey. (Incorporated by reference to Exhibit 10.36 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 13, 2015.)

10.5

Letter Agreement, dated as of July 1, 2015, between 21st Century Fox America, Inc. and John P. Nallen. (Incorporated by reference to Exhibit 10.37 to the Annual Report of the Registrant on Form 10-K (File No. 001-32352) filed with the Securities and Exchange Commission on August 13, 2015.)

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three months ended September 30, 2015 and 2014; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three months ended September 30, 2015 and 2014; (iii) Consolidated Balance Sheets as of September 30, 2015 (unaudited) and June 30, 2015 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 2015 and 2014; and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWENTY-FIRST CENTURY FOX, INC.
(Registrant)

By:	/s/ John P. Nallen
John P. Nallen
Senior Executive Vice President and
Chief Financial Officer

Date: November 4, 2015