Form 10-Q
period 2015-12-31
TWENTY-FIRST CENTURY FOX, INC.
filed 2016-02-09
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2015

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

TWENTY-FIRST CENTURY FOX, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

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

As of February 3, 2016, 1,119,446,970 shares of Class A Common Stock, par value $0.01 per share, and 798,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

TWENTY-FIRST CENTURY FOX, INC.

FORM 10-Q

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
Revenues	$7,375	$8,055	$13,452	$15,942
Operating expenses	(4,757)	(5,366)	(8,430)	(10,418)
Selling, general and administrative	(903)	(988)	(1,792)	(2,067)
Depreciation and amortization	(130)	(201)	(258)	(477)
Equity earnings of affiliates	12	250	47	629
Interest expense, net	(298)	(310)	(593)	(615)
Interest income	7	9	16	23
Other, net	(142)	5,040	(225)	5,075

Income from continuing operations before income tax expense	1,164	6,489	2,217	8,092
Income tax expense	(414)	(189)	(727)	(692)

Income from continuing operations	750	6,300	1,490	7,400
Loss from discontinued operations, net of tax	(2)	(16)	(5)	(23)

Net income	748	6,284	1,485	7,377
Less: Net income attributable to noncontrolling interests	(76)	(77)	(138)	(133)

Net income attributable to Twenty-First Century Fox, Inc. stockholders	$672	$6,207	$1,347	$7,244

Earnings per share data

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders - basic and diluted	$674	$6,223	$1,352	$7,267

Weighted average shares:
Basic	1,958	2,150	1,983	2,170
Diluted	1,958	2,152	1,985	2,173

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share:
Basic	$0.34	$2.89	$0.68	$3.35
Diluted	$0.34	$2.89	$0.68	$3.34

Net income attributable to Twenty-First Century Fox, Inc. stockholders per share:
Basic	$0.34	$2.89	$0.68	$3.34
Diluted	$0.34	$2.88	$0.68	$3.33

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
Net income	$748	$6,284	$1,485	$7,377
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(231)	(712)	(375)	(1,612)
Gains on interest rate swap contracts	5	-	-	-
Unrealized holding losses on securities	-	(47)	(4)	(57)
Benefit plan adjustments	6	8	10	14

Other comprehensive loss, net of tax	(220)	(751)	(369)	(1,655)

Comprehensive income	528	5,533	1,116	5,722

Less: Net income attributable to noncontrolling interests(a)	(76)	(77)	(138)	(133)
Less: Other comprehensive loss attributable to noncontrolling interests	-	32	-	214

Comprehensive income attributable to Twenty-First Century Fox, Inc. stockholders	$452	$5,488	$978	$5,803

(a)

Net income attributable to noncontrolling interests includes $32 million and $29 million for the three months ended December 31, 2015 and 2014, respectively, and $60 million and $53 million for the six months ended December 31, 2015 and 2014, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of December 31, 2015	As of June 30, 2015
	(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents	$4,293	$8,428
Receivables, net	6,842	5,912
Inventories, net	3,305	2,749
Other	386	287

Total current assets	14,826	17,376

Non-current assets:
Receivables, net	410	394
Investments	4,053	4,529
Inventories, net	6,815	6,411
Property, plant and equipment, net	1,668	1,722
Intangible and other long-term assets, net	6,764	6,320
Goodwill	12,716	12,513
Other non-current assets	844	786

Total assets	$48,096	$50,051

Liabilities and Equity:
Current liabilities:
Borrowings	$486	$244
Accounts payable, accrued expenses and other current liabilities	3,359	3,937
Participations, residuals and royalties payable	1,781	1,632
Program rights payable	1,098	1,001
Deferred revenue	544	448

Total current liabilities	7,268	7,262

Non-current liabilities:
Borrowings	19,251	18,795
Other liabilities	3,190	3,105
Deferred income taxes	2,275	2,082
Redeemable noncontrolling interests	617	621
Commitments and contingencies
Equity:
Class A common stock(a)	11	12
Class B common stock(b)	8	8
Additional paid-in capital	12,573	13,427
Retained earnings	3,851	5,343
Accumulated other comprehensive loss	(1,939)	(1,570)

Total Twenty-First Century Fox, Inc. stockholders' equity	14,504	17,220
Noncontrolling interests	991	966

Total equity	15,495	18,186

Total liabilities and equity	$48,096	$50,051

(a)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,132,707,782 shares and 1,239,971,838 shares issued and outstanding, net of 123,687,371 treasury shares at par as of December 31, 2015 and June 30, 2015, respectively.

(b)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 356,993,807 treasury shares at par as of December 31, 2015 and June 30, 2015.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the six months ended December 31,
	2015	2014
Operating activities:
Net income	$1,485	$7,377
Less: Loss from discontinued operations, net of tax	(5)	(23)

Income from continuing operations	1,490	7,400
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	258	477
Amortization of cable distribution investments	35	44
Equity-based compensation	119	91
Equity earnings of affiliates	(47)	(629)
Cash distributions received from affiliates	219	221
Other, net	225	(5,075)
CLT20 contract termination costs(a)	(420)	-
Deferred income taxes and other taxes	179	(246)
Change in operating assets and liabilities, net of acquisitions and dispositions:
Receivables and other assets	(1,035)	(809)
Inventories net of program rights payable	(792)	(940)
Accounts payable and other liabilities	1	318

Net cash provided by operating activities from continuing operations	232	852

Investing activities:
Property, plant and equipment	(92)	(261)
Acquisitions, net of cash acquired	(908)	-
Investments in equity affiliates	(86)	(1,076)
Other investments	(214)	(39)
Proceeds from dispositions, net	-	8,613

Net cash (used in) provided by investing activities from continuing operations	(1,300)	7,237

Financing activities:
Borrowings	1,124	2,447
Repayment of borrowings	(439)	(2,059)
Excess tax benefit from equity-based compensation	11	48
Repurchase of shares	(3,202)	(2,730)
Dividends paid and distributions	(419)	(436)
Purchase of subsidiary shares from noncontrolling interests	(62)	(650)

Net cash used in financing activities from continuing operations	(2,987)	(3,380)

Net decrease in cash and cash equivalents from discontinued operations	(10)	(28)

Net (decrease) increase in cash and cash equivalents	(4,065)	4,681
Cash and cash equivalents, beginning of year	8,428	5,415
Exchange movement on cash balances	(70)	(45)

Cash and cash equivalents, end of period	$4,293	$10,051

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

Issued

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts, that are identified during the measurement period, in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for the Company for the interim reporting periods beginning July 1, 2016. The Company is currently evaluating the impact ASU 2015-16 will have on its consolidated financial statements.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The amendments in ASU 2015-17 require that tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for the Company for the interim reporting periods beginning July 1, 2017.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments––Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for the Company for the interim reporting periods beginning July 1, 2018. The Company is currently evaluating the impact ASU 2016-01 will have on its consolidated financial statements.

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

The Company’s acquisitions support the Company’s strategic priority of increasing its brand presence and reach in key domestic and international markets and acquiring greater control of investments that complement its portfolio of businesses.

For recent acquisitions, the accounting for the business combination is based on provisional amounts and the allocation of the excess purchase price is not final. The amounts allocated to intangibles and goodwill, the estimates of useful lives and the related amortization expense are subject to changes pending the completion of the final valuations of certain assets and liabilities. A change in the purchase price allocations and any estimates of useful lives could result in a change in the value allocated to the intangible assets that could impact future amortization expense.

Fiscal 2016

Acquisitions

National Geographic Partners

In fiscal 2016, the Company, through 21st Century Fox America, Inc. (“21CFA”), a wholly-owned subsidiary of the Company, and the National Geographic Society (“NGS”), formed the entity that became National Geographic Partners, LLC (“National Geographic Partners”), to which, in November 2015, the Company contributed $625 million in cash and the Company and NGS contributed their existing interests in NGC Network US, LLC, NGC Network International, LLC and NGC Network Latin America, LLC (collectively “NGC Networks”). Prior to the transaction, the Company held a controlling interest in NGC Networks, a consolidated subsidiary. NGS also contributed its publishing, travel and certain other businesses (collectively the “NGS Media Business”) to National Geographic Partners. As part of the transaction, National Geographic Partners also acquired the long-term license for the use of certain trademarks owned by NGS related to the NGC Networks and the NGS Media Business. The Company currently holds a 73% controlling interest in National Geographic Partners. The cash paid to NGS of $625 million has been preliminarily allocated as follows: approximately $130 million to the net assets and certain intangible assets of the NGS Media Business, approximately $440 million to the long-term asset related to the trademark license agreement and approximately $55 million to the increase in the Company’s interest in National Geographic Partners.

MAA Television Network

In December 2015, the Company acquired the entirety of the broadcast business of MAA Television Network Limited (“MAA TV”), an entity in India that broadcasts and operates Telugu language entertainment channels, for approximately $346 million in cash including payments toward non-compete agreements. The excess purchase price of approximately $285 million has been preliminarily allocated, based on a provisional valuation of MAA TV, as follows: approximately $75 million to intangible assets consisting of multi-channel video programming distributor affiliate agreements and relationships with useful lives of 12 years, advertiser relationships with useful lives of nine years and the MAA TV trade name with a useful life of 10 years; and the balance of the excess representing the goodwill on the transaction included in the Cable Network Programming segment. The goodwill reflects the synergies and increased market penetration expected from combining the operations of MAA TV and the Company.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

$30 million to intangible assets and the balance of the excess representing the goodwill on the transaction and other net assets. The goodwill reflects the synergies and increased market penetration expected from combining the operations of true[X] and the Company.

For fiscal 2016 and 2015, as applicable, the incremental revenues and Segment OIBDA (as defined in Note 11 – Segment Information) related to the acquisitions above included in the Company’s consolidated results of operations were not material individually or in the aggregate.

NOTE 3. RECEIVABLES, NET

Receivables are presented net of an allowance for returns and doubtful accounts, which is an estimate of amounts that may not be collectible.

Receivables, net consist of:

	As of December 31, 2015	As of June 30, 2015
	(in millions)
Total receivables	$7,898	$6,812
Allowances for returns and doubtful accounts	(646)	(506)

Total receivables, net	7,252	6,306
Less: current receivables, net	(6,842)	(5,912)

Non-current receivables, net	$410	$394

NOTE 4. INVENTORIES, NET

The Company’s inventories were comprised of the following:

	As of December 31, 2015	As of June 30, 2015
	(in millions)
Programming rights	$6,102	$5,496
DVDs, Blu-rays and other merchandise	75	67
Filmed entertainment costs:
Films:
Released	1,321	1,094
Completed, not released	-	27
In production	964	1,170
In development or preproduction	204	185

	2,489	2,476

Television productions:
Released	968	868
In production	485	252
In development or preproduction	1	1

	1,454	1,121

Total filmed entertainment costs, less accumulated amortization(a)	3,943	3,597

Total inventories, net	10,120	9,160
Less: current portion of inventories, net(b)	(3,305)	(2,749)

Total non-current inventories, net	$6,815	$6,411

(a)

Does not include $288 million and $304 million of net intangible film library costs as of December 31, 2015 and June 30, 2015, respectively, which were included in intangible assets subject to amortization in the Consolidated Balance Sheets.

(b)

Current portion of inventories, net as of December 31, 2015 and June 30, 2015 was comprised of programming rights ($3,230 million and $2,682 million, respectively), DVDs, Blu-rays and other merchandise.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. INVESTMENTS

The Company’s investments were comprised of the following:

		Ownership percentage as of December 31, 2015	As of December 31, 2015	As of June 30, 2015
			(in millions)
Sky(a)(b)	European DBS operator	39%	$3,033	$3,382
Endemol Shine Group(b)	Global multi-platform content provider	50%	609	706
Other investments		various	411	441

Total investments			$4,053	$4,529

(a)

The Company’s investment in Sky had a market value of $11 billion as of December 31, 2015 determined using its quoted market price on the London Stock Exchange (a Level 1 measurement as defined in Note 6 – Fair Value).

(b)	Equity method investment.

Sky

In July 2014, the Company participated in Sky’s equity offering by purchasing approximately $900 million of additional shares in Sky and maintained the Company’s 39% ownership interest. The Company received dividends of approximately $210 million from Sky for the six months ended December 31, 2015 and 2014. Included in Equity earnings of affiliates in the Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2014 was the Company’s proportionate share of approximately $200 million and $480 million, respectively, of Sky’s gains related to the sale of its investments in NGC Network International LLC and ITV plc.

Other

During the six months ended December 31, 2015, the Company invested approximately $160 million in cash for a minority equity interest in DraftKings, Inc. (“DraftKings”), a leading operator of online fantasy games and contests. The Company accounts for this investment at cost. Contemporaneous with the Company’s investment, DraftKings, as part of their wider media program, committed to spend a minimum of $250 million for media placements on the Company’s properties through December 2017. As of December 31, 2015, based on information concerning DraftKings’ current valuation in a recent financing transaction, the Company determined that a portion of its investment in DraftKings was impaired and recorded a loss of approximately $95 million in Other, net in the Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2015.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The tables below present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair value measurements
	As of December 31, 2015
Description	Total	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets
Derivatives(a)	$26	$-	$26	$-
Liabilities
Derivatives(a)	(13)	-	(13)	-
Contingent consideration(b)	(110)	-	-	(110)
Redeemable noncontrolling interests(c)	(617)	-	-	(617)

Total	$(714)	$-	$13	$(727)

	As of June 30, 2015
Description	Total	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets
Investments(d)	$18	$18	$-	$-
Derivatives(a)	4	-	4	-
Liabilities
Derivatives(a)	(34)	-	(34)	-
Contingent consideration(b)	(114)	-	-	(114)
Redeemable noncontrolling interests(c)	(621)	-	-	(621)

Total	$(747)	$18	$(30)	$(735)

(a)	Represents derivatives associated with the Company’s foreign currency forward contracts and interest rate swap contracts.
(b)	Represents contingent consideration related to the acquisitions of Eredivisie Media & Marketing and SportsTime Ohio in fiscal 2013.
(c)

The Company accounts for redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99-3A”), because their exercise is outside the control of the Company. The redeemable noncontrolling interests recorded at fair value are put arrangements held by the noncontrolling interests in certain of the Company’s majority-owned sports networks. The Company utilizes the market, income or cost approaches or a combination of these valuation techniques for its Level 3 fair value measures, using observable inputs such as market data obtained from independent sources. To the extent observable inputs are not available, the Company utilizes unobservable inputs based upon the assumptions market participants would use in valuing the asset (liability). As of December 31, 2015, one minority shareholder’s put right is currently exercisable and another minority shareholder’s put right will become exercisable in March 2016. The remaining redeemable noncontrolling interests are currently not exercisable.

(d)	Available-for-sale securities.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

The carrying value of the Company’s financial instruments, such as cash and cash equivalents, receivables, payables and cost method investments, approximates fair value. As of December 31, 2015, the carrying value of the Company’s investment in DraftKings approximates its fair value, a Level 3 measurement (see Note 5 – Investments under the heading “Other”).

	As of December 31, 2015	As of June 30, 2015
	(in millions)
Borrowings

Fair value of borrowings	$22,254	$21,998

Carrying value of borrowings	$19,737	$19,039

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

	As of December 31, 2015	As of June 30, 2015
	(in millions)
Cash flow hedges

Notional amount of foreign currency forward contracts	$1,011	$903

Fair value of foreign currency forward contracts	$18	$(13)

	As of December 31, 2015	As of June 30, 2015
	(in millions)
Net investment hedges

Notional amount of foreign currency forward contracts	$-	$198

Fair value of foreign currency forward contracts	$-	$(13)

Interest Rate Swap Contracts

The Company uses interest rate swap contracts to hedge certain exposures to interest rate risks associated with certain borrowings.

	As of December 31, 2015	As of June 30, 2015
	(in millions)
Cash flow hedges

Notional amount of interest rate swap contracts	$712	$723

Fair value of interest rate swap contracts	$(5)	$(4)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2015	As of June 30, 2015
	(in millions)
Economic hedges

Notional amount of interest rate swap contracts	$-	$255

Fair value of interest rate swap contracts	$-	$-

Unrealized gains on hedging activity, before tax, of $20 million and $56 million for the three months ended December 31, 2015 and 2014, respectively, and $28 million and $131 million for the six months ended December 31, 2015 and 2014, respectively, are included in other comprehensive loss. For foreign currency forward contracts designated as cash flow hedges, the Company expects to reclassify the cumulative changes in fair values, included in Accumulated other comprehensive loss, within the next three years. For interest rate swap contracts designated as cash flow hedges, the Company expects to reclassify the cumulative changes in fair values, included in Accumulated other comprehensive loss, within the next four years.

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of December 31, 2015 or June 30, 2015 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of December 31, 2015, the Company did not anticipate nonperformance by any of the counterparties.

NOTE 7. BORROWINGS

Borrowings include bank loans and public debt.

Senior Notes Issued

In October 2015, 21CFA issued $600 million of 3.70% Senior Notes due 2025 and $400 million of 4.95% Senior Notes due 2045. The net proceeds of $987 million were used for general corporate purposes.

Senior Notes Retired

In October 2015, the Company retired $200 million of 7.60% Senior Notes.

Current Borrowings

Included in Borrowings within Current liabilities as of December 31, 2015 was $400 million of 8.00% Senior Notes that are due in October 2016 and principal payments on the Yankees Entertainment and Sports Network term loan facility of $86 million that are due in the next 12 months.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. STOCKHOLDERS’ EQUITY

The following tables summarize changes in stockholders’ equity:

	For the three months ended December 31, 2015				For the six months ended December 31, 2015
	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity
	(in millions)
Balance, beginning of period	$15,281	$974		$16,255	$17,220	$966		$18,186
Net income	672	44	(a)	716	1,347	78	(a)	1,425
Other comprehensive loss	(220)	-		(220)	(369)	-		(369)
Cancellation of shares, net	(1,331)	-		(1,331)	(3,157)	-		(3,157)
Dividends declared	-	-		-	(299)	-		(299)
Other	102	(27)	(b)	75	(238)	(53)	(b)	(291)

Balance, end of period	$14,504	$991		$15,495	$14,504	$991		$15,495

	For the three months ended December 31, 2014				For the six months ended December 31, 2014
	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity
	(in millions)
Balance, beginning of period	$16,265	$3,275		$19,540	$17,418	$3,483		$20,901
Net income	6,207	48	(a)	6,255	7,244	80	(a)	7,324
Other comprehensive loss	(719)	(32)		(751)	(1,441)	(214)		(1,655)
Cancellation of shares, net	(1,457)	-		(1,457)	(2,546)	-		(2,546)
Dividends declared	-	-		-	(273)	-		(273)
Purchase of noncontrolling interests(c)	(522)	(128)		(650)	(522)	(128)		(650)
Dispositions(d)	-	(2,130)		(2,130)	-	(2,130)		(2,130)
Other	39	(58)	(b)	(19)	(67)	(116)	(b)	(183)
	-
Balance, end of period	$19,813	$975		$20,788	$19,813	$975		$20,788

(a)

Net income attributable to noncontrolling interests excludes $32 million and $29 million for the three months ended December 31, 2015 and 2014, respectively, and $60 million and $53 million for the six months ended December 31, 2015 and 2014, respectively, relating to redeemable noncontrolling interests which are reflected in temporary equity.

(b)

Other activity attributable to noncontrolling interests excludes $(31) million and $(22) million for the three months ended December 31, 2015 and 2014, respectively, and $(64) million and $(47) million for the six months ended December 31, 2015 and 2014, respectively, relating to redeemable noncontrolling interests.

(c)	Represents the increase in ownership of NGC Network International LLC and NGC Network Latin America LLC.
(d)	Represents the noncontrolling interest in Sky Deutschland.

Comprehensive Income

Comprehensive income is reported in the Unaudited Consolidated Statements of Comprehensive Income and consists of Net income and Other comprehensive (loss) income, including foreign currency translation adjustments, gains and losses on interest rate swap contracts, unrealized holding gains and losses on securities and benefit plan adjustments, which affect stockholders’ equity, and under GAAP, are excluded from Net income.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the activity within Other comprehensive (loss) income:

	For the three months ended December 31, 2015			For the six months ended December 31, 2015
	Before tax	Tax (provision) benefit	Net of tax	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized losses	$(193)	$(36)	$(229)	$(350)	$(24)	$(374)
Amount reclassified on hedging activity(a)	(3)	1	(2)	(2)	1	(1)

Other comprehensive loss	$(196)	$(35)	$(231)	$(352)	$(23)	$(375)
Gains and losses on interest rate swap contracts
Unrealized gains (losses)	$5	$(2)	$3	$(6)	$2	$(4)
Amount reclassified on hedging activity(a)	3	(1)	2	5	(1)	4

Other comprehensive income (loss)	$8	$(3)	$5	$(1)	$1	$-
Losses on securities
Amount reclassified on sale of securities(b)	$-	$-	$-	$(7)	$3	$(4)
	-
Other comprehensive loss	$-	$-	$-	$(7)	$3	$(4)
Benefit plan adjustments
Unrealized losses	$-	$-	$-	$(2)	$-	$(2)
Reclassification adjustments realized in net income(c)	8	(2)	6	17	(5)	12

Other comprehensive income	$8	$(2)	$6	$15	$(5)	$10

	For the three months ended December 31, 2014			For the six months ended December 31, 2014
	Before tax	Tax (provision) benefit	Net of tax	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized losses	$(387)	$58	$(329)	$(1,418)	$189	$(1,229)
Amount reclassified on hedging activity(a)	(131)	1	(130)	(130)	-	(130)
Amount reclassified on dispositions(b)	(253)	-	(253)	(253)	-	(253)

Other comprehensive loss	$(771)	$59	$(712)	$(1,801)	$189	$(1,612)
Gains and losses on securities
Unrealized (losses) gains	$(25)	$9	$(16)	$237	$(83)	$154
Amount reclassified on sale of securities(b)	(48)	17	(31)	(325)	114	(211)

Other comprehensive loss	$(73)	$26	$(47)	$(88)	$31	$(57)
Benefit plan adjustments
Reclassification adjustments realized in net income(c)	$12	$(4)	$8	$22	$(8)	$14

Other comprehensive income	$12	$(4)	$8	$22	$(8)	$14

(a)

Reclassifications of amounts related to hedging activity are included in Revenues, Operating expenses, Selling, general and administrative expenses, Interest expense, net or Other, net, as appropriate, in the Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2015 and 2014 (See Note 6 – Fair Value for additional information regarding hedging activity).

(b)

Reclassifications of amounts related to dispositions and gains and losses on securities are included in Equity earnings of affiliates or Other, net, as appropriate, in the Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2015 and 2014.

(c)

Reclassifications of amounts related to benefit plan adjustments are included in Selling, general and administrative expenses in the Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2015 and 2014.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share Data

The following table sets forth the Company’s computation of Income from continuing operations attributable to Twenty-First Century Fox stockholders:

	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
	(in millions)
Income from continuing operations	$750	$6,300	$1,490	$7,400
Less: Net income attributable to noncontrolling interests	(76)	(77)	(138)	(133)

Income from continuing operations attributable to Twenty-First Century Fox stockholders	$674	$6,223	$1,352	$7,267

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

The remaining authorized amount under the Company’s stock repurchase program as of December 31, 2015, excluding commissions, was approximately $2.4 billion.

The program may be modified, extended, suspended or discontinued at any time.

Dividends

The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and the Class B Common Stock:

	For the six months ended December 31,
	2015	2014
Cash dividend per share	$0.150	$0.125

Subsequent to December 31, 2015, the Company declared a dividend of $0.150 per share on both the Class A Common Stock and Class B Common Stock, which is payable on April 13, 2016. The record date for determining dividend entitlements is March 9, 2016.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. EQUITY-BASED COMPENSATION

The following table summarizes the Company’s equity-based compensation transactions:

	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
	(in millions)
Equity-based compensation	$34	$41	$124	$102

Intrinsic value of all settled equity-based awards	$-	$-	$190	$292

Tax benefit on vested equity-based awards	$-	$-	$69	$105

As of December 31, 2015, the Company’s total estimated compensation cost related to equity-based awards, not yet recognized, was approximately $170 million, and is expected to be recognized over a weighted average period between one and two years. Compensation expense on all equity-based awards is generally recognized on a straight-line basis over the vesting period of the entire award. However, certain performance based awards are recognized on an accelerated basis.

Performance Stock Units

The Company’s stock based awards are granted in Class A Common Stock. During the six months ended December 31, 2015, approximately 6.2 million performance stock units (“PSUs”) were granted and approximately 5.9 million PSUs vested.

During the six months ended December 31, 2014, approximately 4.1 million PSUs were granted and approximately 6.9 million PSUs vested. Approximately 1.7 million units of the awards that vested were settled in cash.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of December 31, 2015 and June 30, 2015 were approximately $86 billion and $75 billion, respectively. The increase from June 30, 2015 was primarily due to an expanded arrangement with one of the collegiate conferences for broadcast rights through 2032, a new rights agreement with a Major League Baseball team for broadcast rights through 2032 and other sports rights agreements.

Contingent Guarantees

The Company’s contingent guarantees as of December 31, 2015 and June 30, 2015 were approximately $500 million and $1.3 billion, respectively. The decrease from June 30, 2015 was primarily due to the release of the Company’s obligations under a bank guarantee benefiting the Board of Control for Cricket in India (“BCCI”) in July 2015 (See Note 12 – Additional Financial Information under the heading “Restructuring Programs”) and the expiration of a bank guarantee covering the Company’s programming rights obligations as part of the agreement with the International Cricket Council.

Contingencies

Shareholder Litigation

Southern District of New York

On July 19, 2011, a purported class action lawsuit captioned Wilder v. News Corp., et al. (“Wilder Litigation”), was filed on behalf of all purchasers of the Company’s common stock between March 3, 2011 and July 11, 2011, in the United States District Court for the Southern District of New York. The plaintiff brought claims under Section 10(b) and Section 20(a) of the Securities Exchange Act, alleging that false and misleading statements were issued regarding the alleged acts of voicemail interception at The News of the World. The suit names as defendants the Company, Rupert Murdoch, James Murdoch and Rebekah Brooks, and seeks compensatory damages, rescission for damages sustained, and costs. On June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff and Robbins Geller Rudman & Dowd as lead counsel. Thereafter, on July 3, 2012, the court issued an order providing that an amended consolidated complaint shall be filed by July 31, 2012. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants NI Group Limited (now known as News Corp UK & Ireland Limited) and Les Hinton, and expanded the class period to include February 15, 2011 to July 18, 2011. The

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

defendants filed motions to dismiss the litigation, which were granted by the court on March 31, 2014. On April 30, 2014, plaintiffs filed a second amended consolidated complaint, which generally repeats the allegations of the amended consolidated complaint and also expands the class period to July 8, 2009 to July 18, 2011. Defendants moved to dismiss the second amended consolidated complaint, and on September 30, 2015, the court granted defendants’ motions in their entirety and dismissed all of the plaintiffs’ claims. On October 21, 2015, plaintiffs filed a motion for reconsideration of the court’s memorandum, opinion and order, which defendants have opposed. The Company’s management believes the claims in the Wilder Litigation are entirely without merit, and intends to vigorously defend this action.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
	(in millions)
Revenues:
Cable Network Programming	$3,703	$3,384	$7,167	$6,615
Television	1,716	1,623	2,765	2,671
Filmed Entertainment	2,361	2,753	4,146	5,229
Direct Broadcast Satellite Television	-	663	-	2,112
Other, Corporate and Eliminations	(405)	(368)	(626)	(685)

Total revenues	$7,375	$8,055	$13,452	$15,942
Segment OIBDA:
Cable Network Programming	$1,250	$1,159	$2,556	$2,197
Television	279	290	475	464
Filmed Entertainment	302	336	451	794
Direct Broadcast Satellite Television	-	27	-	234
Other, Corporate and Eliminations	(101)	(90)	(217)	(188)

Total Segment OIBDA	$1,730	$1,722	$3,265	$3,501

Amortization of cable distribution investments	(15)	(21)	(35)	(44)
Depreciation and amortization	(130)	(201)	(258)	(477)
Equity earnings of affiliates	12	250	47	629
Interest expense, net	(298)	(310)	(593)	(615)
Interest income	7	9	16	23
Other, net	(142)	5,040	(225)	5,075

Income from continuing operations before income tax expense	1,164	6,489	2,217	8,092
Income tax expense	(414)	(189)	(727)	(692)

Income from continuing operations	750	6,300	1,490	7,400
Loss from discontinued operations, net of tax	(2)	(16)	(5)	(23)

Net income	748	6,284	1,485	7,377
Less: Net income attributable to noncontrolling interests	(76)	(77)	(138)	(133)

Net income attributable to Twenty-First Century Fox stockholders	$672	$6,207	$1,347	$7,244

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Intersegment revenues, generated by the Filmed Entertainment segment, of $393 million and $285 million for the three months ended December 31, 2015 and 2014, respectively, and of $563 million and $560 million for the six months ended December 31, 2015 and 2014, respectively, have been eliminated within the Other, Corporate and Eliminations segment.

	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
	(in millions)
Depreciation and amortization:
Cable Network Programming	$76	$69	$150	$149
Television	29	29	59	55
Filmed Entertainment	20	30	40	63
Direct Broadcast Satellite Television	-	69	-	202
Other, Corporate and Eliminations	5	4	9	8

Total depreciation and amortization	$130	$201	$258	$477

Depreciation and amortization includes the amortization of definite lived intangible assets of $59 million and $81 million for the three months ended December 31, 2015 and 2014, respectively, and $118 million and $183 million for the six months ended December 31, 2015 and 2014, respectively.

	As of December 31, 2015	As of June 30, 2015
	(in millions)
Total assets:
Cable Network Programming	$24,305	$23,235
Television	7,487	6,646
Filmed Entertainment	9,756	9,105
Other, Corporate and Eliminations	2,495	6,536
Investments	4,053	4,529

Total assets	$48,096	$50,051

	As of December 31, 2015	As of June 30, 2015
	(in millions)
Goodwill, intangible and other long-term assets, net:
Cable Network Programming	$13,413	$12,746
Television	4,293	4,297
Filmed Entertainment	1,774	1,790

Total goodwill, intangible and other long-term assets, net	$19,480	$18,833

Revenues by Component

	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
	(in millions)
Revenues:
Affiliate fees	$2,696	$2,480	$5,382	$4,912
Subscription	-	605	-	1,964
Advertising	2,444	2,370	4,043	4,104
Content	2,033	2,487	3,758	4,749
Other	202	113	269	213

Total revenues	$7,375	$8,055	$13,452	$15,942

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. ADDITIONAL FINANCIAL INFORMATION

Supplemental Cash Flows Information

	For the six months ended December 31,
	2015	2014
	(in millions)
Supplemental cash flows information:
Cash paid for income taxes	$(511)	$(404)

Cash paid for interest	$(583)	$(609)

Supplemental information on acquisitions and additional investments:
Fair value of assets acquired	$1,018	$-
Cash acquired	8	-
Liabilities assumed	(110)	-
Cash paid	(916)	-

Fair value of equity instruments issued to third parties	-	-
Issuance of subsidiary common units	-	-

Fair value of equity instruments consideration	$-	$-

Other, net

The following table sets forth the components of Other, net included in the Unaudited Consolidated Statements of Operations:

	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
	(in millions)
Gain on disposition of DBS businesses(a)	$-	$4,995	$-	$4,995
Gain on disposition of Shine Group(a)	-	63	-	63
Investment impairment losses(b)	(98)	(3)	(99)	(3)
Acquisition related costs(c)	(16)	-	(66)	-
Other	(28)	(15)	(60)	20

Total other, net	$(142)	$5,040	$(225)	$5,075

(a)	See Note 3 – Acquisitions, Disposals and Other Transactions in the 2015 Form 10-K under the headings “Sky Italia and Sky Deutschland” and “Shine Group” for further discussion of these dispositions.
(b)	See Note 5 – Investments under the heading “Other” for further discussion.
(c)	The acquisition related costs for the six months ended December 31, 2015 are primarily due to the revision of a contingency estimate related to a past acquisition.

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

TWENTY-FIRST CENTURY FOX, INC.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended December 31, 2015

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$-	$-	$7,375	$-	$7,375
Expenses	(89)	-	(5,701)	-	(5,790)
Equity earnings of affiliates	-	-	12	-	12
Interest expense, net	(406)	(177)	(19)	304	(298)
Interest income	1	-	310	(304)	7
Earnings from subsidiary entities	1,781	851	-	(2,632)	-
Other, net	(121)	-	(21)	-	(142)

Income from continuing operations before income tax expense	1,166	674	1,956	(2,632)	1,164
Income tax expense	(412)	-	(694)	692	(414)

Income from continuing operations	754	674	1,262	(1,940)	750
Loss from discontinued operations, net of tax	-	(2)	-	-	(2)

Net income	754	672	1,262	(1,940)	748
Less: Net income attributable to noncontrolling interests	-	-	(76)	-	(76)

Net income attributable to Twenty-First Century Fox stockholders	$754	$672	$1,186	$(1,940)	$672

Comprehensive income attributable to Twenty-First Century Fox stockholders	$469	$452	$999	$(1,468)	$452

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended December 31, 2014

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$-	$-	$8,055	$-	$8,055
Expenses	(81)	-	(6,474)	-	(6,555)
Equity (losses) earnings of affiliates	(1)	-	251	-	250
Interest expense, net	(396)	(152)	(28)	266	(310)
Interest income	-	1	274	(266)	9
Earnings from subsidiary entities	6,873	6,374	-	(13,247)	-
Other, net	164	-	4,876	-	5,040

Income from continuing operations before income tax expense	6,559	6,223	6,954	(13,247)	6,489
Income tax expense	(294)	-	(85)	190	(189)

Income from continuing operations	6,265	6,223	6,869	(13,057)	6,300
Loss from discontinued operations, net of tax	-	(16)	-	-	(16)

Net income	6,265	6,207	6,869	(13,057)	6,284
Less: Net income attributable to noncontrolling interests	-	-	(77)	-	(77)

Net income attributable to Twenty-First Century Fox stockholders	$6,265	$6,207	$6,792	$(13,057)	$6,207

Comprehensive income attributable to Twenty-First Century Fox stockholders	$5,459	$5,488	$6,059	$(11,518)	$5,488

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations
For the six months ended December 31, 2015
(in millions)
	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$-	$-	$13,452	$-	$13,452
Expenses	(195)	-	(10,285)	-	(10,480)
Equity (losses) earnings of affiliates	(1)	-	48	-	47
Interest expense, net	(804)	(353)	(39)	603	(593)
Interest income	1	2	616	(603)	16
Earnings from subsidiary entities	3,233	1,703	-	(4,936)	-
Other, net	(108)	-	(117)	-	(225)

Income from continuing operations before income tax expense	2,126	1,352	3,675	(4,936)	2,217
Income tax expense	(697)	-	(1,205)	1,175	(727)

Income from continuing operations	1,429	1,352	2,470	(3,761)	1,490
Loss from discontinued operations, net of tax	-	(5)	-	-	(5)

Net income	1,429	1,347	2,470	(3,761)	1,485
Less: Net income attributable to noncontrolling interests	-	-	(138)	-	(138)

Net income attributable to Twenty-First Century Fox stockholders	$1,429	$1,347	$2,332	$(3,761)	$1,347

Comprehensive income attributable to Twenty-First Century Fox stockholders	$954	$978	$1,886	$(2,840)	$978

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations
For the six months ended December 31, 2014
(in millions)
	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$-	$-	$15,942	$-	$15,942
Expenses	(169)	-	(12,793)	-	(12,962)
Equity (losses) earnings of affiliates	(1)	-	630	-	629
Interest expense, net	(794)	(290)	(58)	527	(615)
Interest income	8	1	541	(527)	23
Earnings from subsidiary entities	8,526	7,556	-	(16,082)	-
Other, net	153	-	4,922	-	5,075

Income from continuing operations before income tax expense	7,723	7,267	9,184	(16,082)	8,092
Income tax expense	(660)	-	(785)	753	(692)

Income from continuing operations	7,063	7,267	8,399	(15,329)	7,400
Loss from discontinued operations, net of tax	-	(23)	-	-	(23)

Net income	7,063	7,244	8,399	(15,329)	7,377
Less: Net income attributable to noncontrolling interests	-	-	(133)	-	(133)

Net income attributable to Twenty-First Century Fox stockholders	$7,063	$7,244	$8,266	$(15,329)	$7,244

Comprehensive income attributable to Twenty-First Century Fox stockholders	$5,466	$5,803	$6,648	$(12,114)	$5,803

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

As of December 31, 2015

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$764	$2,065	$1,464	$-	$4,293
Receivables, net	23	-	6,819	-	6,842
Inventories, net	-	-	3,305	-	3,305
Other	21	-	365	-	386

Total current assets	808	2,065	11,953	-	14,826

Non-current assets:
Receivables, net	16	-	394	-	410
Inventories, net	-	-	6,815	-	6,815
Property, plant and equipment, net	224	-	1,444	-	1,668
Intangible and other long-term assets, net	-	-	6,764	-	6,764
Goodwill	-	-	12,716	-	12,716
Other non-current assets	394	-	450	-	844
Investments:
Investments in associated companies and other investments	123	37	3,893	-	4,053
Intragroup investments	96,047	54,387	-	(150,434)	-

Total investments	96,170	54,424	3,893	(150,434)	4,053

TOTAL ASSETS	$97,612	$56,489	$44,429	$(150,434)	$48,096

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$400	$-	$86	$-	$486
Other current liabilities	442	133	6,207	-	6,782

Total current liabilities	842	133	6,293	-	7,268

Non-current liabilities:
Borrowings	17,878	-	1,373	-	19,251
Other non-current liabilities	529	-	4,936	-	5,465
Intercompany	36,759	41,852	(78,611)	-	-
Redeemable noncontrolling interests	-	-	617	-	617
Total equity	41,604	14,504	109,821	(150,434)	15,495

TOTAL LIABILITIES AND EQUITY	$97,612	$56,489	$44,429	$(150,434)	$48,096

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

As of June 30, 2015

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$767	$5,913	$1,748	$-	$8,428
Receivables, net	11	-	5,902	(1)	5,912
Inventories, net	-	-	2,749	-	2,749
Other	14	-	273	-	287

Total current assets	792	5,913	10,672	(1)	17,376

Non-current assets:
Receivables, net	15	-	379	-	394
Inventories, net	-	-	6,411	-	6,411
Property, plant and equipment, net	230	-	1,492	-	1,722
Intangible and other long-term assets, net	-	-	6,320	-	6,320
Goodwill	-	-	12,513	-	12,513
Other non-current assets	384	-	402	-	786
Investments:
Investments in associated companies and other investments	50	22	4,457	-	4,529
Intragroup investments	92,821	53,278	-	(146,099)	-

Total investments	92,871	53,300	4,457	(146,099)	4,529

TOTAL ASSETS	$94,292	$59,213	$42,646	$(146,100)	$50,051

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$200	$-	$44	$-	$244
Other current liabilities	467	74	6,478	(1)	7,018

Total current liabilities	667	74	6,522	(1)	7,262

Non-current liabilities:
Borrowings	17,278	-	1,517	-	18,795
Other non-current liabilities	571	-	4,616	-	5,187
Intercompany	35,999	41,919	(77,918)	-	-
Redeemable noncontrolling interests	-	-	621	-	621
Total equity	39,777	17,220	107,288	(146,099)	18,186

TOTAL LIABILITIES AND EQUITY	$94,292	$59,213	$42,646	$(146,100)	$50,051

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the six months ended December 31, 2015

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities from continuing operations	$(605)	$284	$553	$-	$232

Investing activities:
Property, plant and equipment	(4)	-	(88)	-	(92)
Investments	(171)	(586)	(451)	-	(1,208)

Net cash used in investing activities from continuing operations	(175)	(586)	(539)	-	(1,300)

Financing activities:
Borrowings	987	-	137	-	1,124
Repayment of borrowings	(200)	-	(239)	-	(439)
Excess tax benefit from equity-based compensation	-	11	-	-	11
Repurchase of shares	-	(3,202)	-	-	(3,202)
Dividends paid and distributions	-	(299)	(120)	-	(419)
Purchase of subsidiary shares from noncontrolling interests	-	(56)	(6)	-	(62)

Net cash provided by (used in) financing activities from continuing operations	787	(3,546)	(228)	-	(2,987)

Discontinued operations:
Net decrease in cash and cash equivalents from discontinued operations	(10)	-	-	-	(10)

Net decrease in cash and cash equivalents	(3)	(3,848)	(214)	-	(4,065)
Cash and cash equivalents, beginning of year	767	5,913	1,748	-	8,428
Exchange movement on cash balances	-	-	(70)	-	(70)

Cash and cash equivalents, end of period	$764	$2,065	$1,464	$-	$4,293

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the six months ended December 31, 2014

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities from continuing operations	$(296)	$226	$922	$-	$852

Investing activities:
Property, plant and equipment	(78)	-	(183)	-	(261)
Investments	(119)	(3)	(993)	-	(1,115)
Proceeds from dispositions, net	79	8,582	(48)	-	8,613

Net cash (used in) provided by investing activities from continuing operations	(118)	8,579	(1,224)	-	7,237

Financing activities:
Borrowings	1,191	-	1,256	-	2,447
Repayment of borrowings	(750)	-	(1,309)	-	(2,059)
Excess tax benefit from equity-based compensation	-	48	-	-	48
Repurchase of shares	-	(2,730)	-	-	(2,730)
Dividends paid and distributions	-	(273)	(163)	-	(436)
Purchase of subsidiary shares from noncontrolling interests	-	(650)	-	-	(650)

Net cash provided by (used in) financing activities from continuing operations	441	(3,605)	(216)	-	(3,380)

Discontinued operations:
Net decrease in cash and cash equivalents from discontinued operations	(28)	-	-	-	(28)

Net (decrease) increase in cash and cash equivalents	(1)	5,200	(518)	-	4,681
Cash and cash equivalents, beginning of year	473	3,120	1,822	-	5,415
Exchange movement on cash balances	-	-	(45)	-	(45)

Cash and cash equivalents, end of period	$472	$8,320	$1,259	$-	$10,051

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

•

Results of Operations - This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2015 and 2014. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2015 and 2014, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of December 31, 2015. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

The profitability of U.S. national sports contracts and international sports rights agreements is based on the Company’s best estimates at December 31, 2015 of attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied at December 31, 2015, additional amortization of rights may be recorded. Should revenues improve as compared to estimated revenues, the Company may have improved results related to the contract, which may be recognized over the remaining contract term.

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

Other Business Developments

See Note 2 – Acquisitions, Disposals and Other Transactions under the heading “Fiscal 2016” and Note 5 – Investments under the heading “Other” to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox for a discussion of the Company’s business developments.

RESULTS OF OPERATIONS

Results of Operations—For the three and six months ended December 31, 2015 versus the three and six months ended December 31, 2014

The following tables set forth the Company’s operating results for the three and six months ended December 31, 2015, as compared to the three and six months ended December 31, 2014, including presentation of Revenues by component excluding the DBS segment and related intersegment eliminations.

	For the three months ended December 31,			For the six months ended December 31,
	2015	2014	% Change	2015	2014	% Change
	(in millions, except %)
Revenues:
Affiliate fees	$2,696	$2,480	9%	$5,382	$4,912	10%
Subscription	-	605	(100)%	-	1,964	(100)%
Advertising	2,444	2,370	3%	4,043	4,104	(1)%
Content	2,033	2,487	(18)%	3,758	4,749	(21)%
Other	202	113	79%	269	213	26%

Total revenues	7,375	8,055	(8)%	13,452	15,942	(16)%
Operating expenses	(4,757)	(5,366)	(11)%	(8,430)	(10,418)	(19)%
Selling, general and administrative	(903)	(988)	(9)%	(1,792)	(2,067)	(13)%
Depreciation and amortization	(130)	(201)	(35)%	(258)	(477)	(46)%
Equity earnings of affiliates	12	250	(95)%	47	629	(93)%
Interest expense, net	(298)	(310)	(4)%	(593)	(615)	(4)%
Interest income	7	9	(22)%	16	23	(30)%
Other, net	(142)	5,040	**	(225)	5,075	**

Income from continuing operations before income tax expense	1,164	6,489	(82)%	2,217	8,092	(73)%
Income tax expense	(414)	(189)	**	(727)	(692)	5%

Income from continuing operations	750	6,300	(88)%	1,490	7,400	(80)%
Loss from discontinued operations, net of tax	(2)	(16)	(88)%	(5)	(23)	(78)%

Net income	748	6,284	(88)%	1,485	7,377	(80)%
Less: Net income attributable to noncontrolling interests	(76)	(77)	(1)%	(138)	(133)	4%

Net income attributable to Twenty-First Century Fox stockholders	$672	$6,207	(89)%	$1,347	$7,244	(81)%

	For the three months ended December 31,			For the six months ended December 31,
	2015	2014	% Change	2015	2014	% Change
	(in millions, except %)
Revenues (excluding Direct Broadcast Satellite Television):
Affiliate fees	$2,696	$2,492	8%	$5,382	$4,955	9%
Advertising	2,444	2,325	5%	4,043	3,998	1%
Content	2,033	2,501	(19)%	3,758	4,772	(21)%
Other	202	106	91%	269	182	48%

Adjusted total revenues	7,375	7,424	(1)%	13,452	13,907	(3)%
Direct Broadcast Satellite Television, net of eliminations	-	631	(100)%	-	2,035	(100)%

Total revenues	$7,375	$8,055	(8)%	$13,452	$15,942	(16)%

**	not meaningful

Overview – The Company’s revenues decreased 8% and 16% for the three and six months ended December 31, 2015, respectively, as compared to the corresponding periods of fiscal 2015. The changes in revenues were primarily due to the effect of the sale of the DBS businesses in November 2014. Excluding the activity of the DBS businesses, the Company’s revenues decreased 1% and 3% for the three and six months ended December 31, 2015, respectively, as compared to the corresponding periods of fiscal 2015, primarily due to lower content revenues partially offset by higher affiliate fee and advertising revenues. The decrease in content revenues was primarily attributable to lower worldwide theatrical and home entertainment revenues and the effect of the disposition of Shine Group in December 2014. The increase in affiliate fee revenues was primarily due to higher average rates per subscriber across most channels, and the increase in advertising revenues was led by higher pricing at FOX, Fox News Channel (“Fox News”) and the international cable channels. The strengthening of the U.S. dollar against local currencies resulted in a revenue decrease of approximately $205 million and $405 million for the three and six months ended December 31, 2015, respectively, as compared to the corresponding periods of fiscal 2015.

Operating expenses decreased 11% and 19% for the three and six months ended December 31, 2015, respectively, as compared to the corresponding periods of fiscal 2015, primarily due to the sale of the DBS businesses. Also contributing to the decrease was lower operating expenses at the Filmed Entertainment segment of approximately $300 million and $630 million during the three and six months ended December 31, 2015, respectively, primarily due to lower marketing costs related to motion picture productions and the disposition of Shine Group.

Selling, general and administrative expenses decreased 9% and 13% for the three and six months ended December 31, 2015, respectively, as compared to the corresponding periods of fiscal 2015, primarily due to the sale of the DBS businesses and the disposition of Shine Group.

Depreciation and amortization, including the amortization of acquired identifiable intangible assets, decreased 35% and 46% for the three and six months ended December 31, 2015, respectively, as compared to the corresponding periods of fiscal 2015, primarily due to lower depreciation and amortization as a result of the sale of the DBS businesses.

Equity earnings of affiliates – Equity earnings of affiliates decreased $238 million and $582 million for the three and six months ended December 31, 2015, respectively, as compared to the corresponding periods of fiscal 2015. The decrease was primarily due to lower results at Sky due to the comparative effect of the Company’s proportionate share of approximately $200 million and $480 million during the three and six months ended December 31, 2014, respectively, of Sky’s gains related to the sale of its investments in NGC Network International LLC and ITV plc. Also contributing to this decrease were the results at Endemol Shine Group, an affiliate from December 2014, and lower results at Hulu LLC.

	For the three months ended December 31,			For the six months ended December 31,
	2015	2014	% Change	2015	2014	% Change
	(in millions, except %)
Sky	$100	$296	(66)%	$210	$692	(70)%
Other equity affiliates	(88)	(46)	(91)%	(163)	(63)	**

Equity earnings of affiliates	$12	$250	(95)%	$47	$629	(93)%

**	not meaningful

Interest expense, net – Interest expense, net decreased $12 million and $22 million for the three and six months ended December 31, 2015, respectively, as compared to the corresponding periods of fiscal 2015, primarily due to the effect of the amendment to the Yankees Entertainment and Sports Network (the “YES Network”) credit agreement in fiscal 2015 (as described in Note 11 – Borrowings in the 2015 Form 10-K under the heading “Bank loans”).

Other, net –

	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
	(in millions)
Gain on disposition of DBS businesses	$-	$4,995	$-	$4,995
Gain on disposition of Shine Group	-	63	-	63
Investment impairment losses	(98)	(3)	(99)	(3)
Acquisition related costs	(16)	-	(66)	-
Other	(28)	(15)	(60)	20

Total other, net	$(142)	$5,040	$(225)	$5,075

For additional details on Other, net, see Note 12 – Additional Financial Information to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Other, net”.

Income tax expense – The Company’s effective income tax rate for the three and six months ended December 31, 2015 was 36% and 33%, respectively, as compared to the statutory rate of 35%. For the three months ended December 31, 2015, the rate was higher than the statutory rate primarily due to additional valuation allowances related to capital losses partially offset by an income tax benefit due to tax credits related to the Company’s foreign operations and permanent items. For the six months ended December 31, 2015, the rate was lower than the statutory rate primarily due to a 4% income tax benefit due to tax credits related to the Company’s foreign operations and permanent items partially offset by a charge of 2% for valuation allowances related to capital losses.

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

Net income – Net income decreased for the three and six months ended December 31, 2015, as compared to the corresponding periods of fiscal 2015, primarily due to the comparative effect of the gain on sale of the DBS businesses and a decrease in Equity earnings of affiliates. Also contributing to the decrease in Net income, for the six months ended December 31, 2015, were lower operating results.

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

The following tables reconcile Total Segment OIBDA to Income from continuing operations before income tax expense for the three and six months ended December 31, 2015, as compared to the three and six months ended December 31, 2014.

	For the three months ended December 31,
	2015	2014	% Change
	(in millions, except %)
Revenues	$7,375	$8,055	(8)%
Operating expenses	(4,757)	(5,366)	(11)%
Selling, general and administrative	(903)	(988)	(9)%
Amortization of cable distribution investments	15	21	(29)%

Total Segment OIBDA	1,730	1,722	-
Amortization of cable distribution investments	(15)	(21)	(29)%
Depreciation and amortization	(130)	(201)	(35)%
Equity earnings of affiliates	12	250	(95)%
Interest expense, net	(298)	(310)	(4)%
Interest income	7	9	(22)%
Other, net	(142)	5,040	**

Income from continuing operations before income tax expense	$1,164	$6,489	(82)%

	For the six months ended December 31,
	2015	2014	% Change
	(in millions, except %)
Revenues	$13,452	$15,942	(16)%
Operating expenses	(8,430)	(10,418)	(19)%
Selling, general and administrative	(1,792)	(2,067)	(13)%
Amortization of cable distribution investments	35	44	(20)%

Total Segment OIBDA	3,265	3,501	(7)%
Amortization of cable distribution investments	(35)	(44)	(20)%
Depreciation and amortization	(258)	(477)	(46)%
Equity earnings of affiliates	47	629	(93)%
Interest expense, net	(593)	(615)	(4)%
Interest income	16	23	(30)%
Other, net	(225)	5,075	**

Income from continuing operations before income tax expense	$2,217	$8,092	(73)%

**	not meaningful

The following tables set forth the Company’s Revenues and Segment OIBDA for the three and six months ended December 31, 2015, as compared to the three and six months ended December 31, 2014, including presentation of Revenues excluding the DBS segment and related intersegment eliminations.

	For the three months ended December 31,
	2015	2014	% Change
	(in millions, except %)
Revenues:
Cable Network Programming	$3,703	$3,384	9%
Television	1,716	1,623	6%
Filmed Entertainment	2,361	2,753	(14)%
Direct Broadcast Satellite Television	-	663	(100)%
Other, Corporate and Eliminations	(405)	(368)	(10)%

Total revenues	$7,375	$8,055	(8)%
Less: Direct Broadcast Satellite Television, net of eliminations	-	(631)	(100)%

Adjusted total revenues	$7,375	$7,424	(1)%

	For the six months ended December 31,
	2015	2014	% Change
	(in millions, except %)
Revenues:
Cable Network Programming	$7,167	$6,615	8%
Television	2,765	2,671	4%
Filmed Entertainment	4,146	5,229	(21)%
Direct Broadcast Satellite Television	-	2,112	(100)%
Other, Corporate and Eliminations	(626)	(685)	9%

Total revenues	$13,452	$15,942	(16)%
Less: Direct Broadcast Satellite Television, net of eliminations	-	(2,035)	(100)%

Adjusted total revenues	$13,452	$13,907	(3)%

	For the three months ended December 31,
	2015	2014	% Change
	(in millions, except %)
Segment OIBDA:
Cable Network Programming	$1,250	$1,159	8%
Television	279	290	(4)%
Filmed Entertainment	302	336	(10)%
Direct Broadcast Satellite Television	-	27	(100)%
Other, Corporate and Eliminations	(101)	(90)	(12)%

Total Segment OIBDA	$1,730	$1,722	-

	For the six months ended December 31,
	2015	2014	% Change
	(in millions, except %)
Segment OIBDA:
Cable Network Programming	$2,556	$2,197	16%
Television	475	464	2%
Filmed Entertainment	451	794	(43)%
Direct Broadcast Satellite Television	-	234	(100)%
Other, Corporate and Eliminations	(217)	(188)	(15)%
		-
Total Segment OIBDA	$3,265	$3,501	(7)%

Cable Network Programming (53% and 41% of the Company’s consolidated revenues in the first six months of fiscal 2016 and 2015, respectively)

For the three and six months ended December 31, 2015, revenues at the Cable Network Programming segment increased $319 million, or 9%, and $552 million, or 8%, respectively, as compared to the corresponding periods of fiscal 2015, primarily due to higher affiliate fee, advertising and content and other revenues as shown below:

	For the three months ended December 31, 2015 % Increase	For the six months ended December 31, 2015 % Increase
Affiliate fees	7%	7%
Advertising	8%	5%
Content and other	44%	35%

These revenue increases are net of a decrease of approximately $125 million and $240 million for the three and six months ended December 31, 2015, respectively, as compared to the corresponding periods of fiscal 2015, due to the strengthening of the U.S. dollar against local currencies, primarily in Latin America and Europe.

Domestic affiliate fee revenues increased 10% for the three and six months ended December 31, 2015, as compared to the corresponding periods of fiscal 2015, primarily due to higher average rates per subscriber across most channels led by Fox Sports 1 (“FS1”) and Fox News. Domestic advertising revenues increased 3% and 4% for the three and six months ended December 31, 2015, respectively, as compared to the corresponding periods of fiscal 2015, primarily due to higher pricing at Fox News and additional broadcasts of sporting events, including Major League Baseball (“MLB”) games, and higher ratings for the broadcast of the National Basketball Association games at the Regional Sports Networks (“RSNs”) partially offset by a decrease in advertising revenues at FX Networks primarily due to lower ratings, including the comparative effect of the final season of Sons of Anarchy in the prior year.

For the three and six months ended December 31, 2015, international affiliate fee revenues decreased 1%, as compared to the corresponding periods of fiscal 2015. The decrease in international affiliate fee revenues was the result of local currency growth at Fox International Channels (“FIC”), led by additional subscribers and higher rates in Latin America, and increases at STAR, being more than offset by the adverse impact of the strengthening of the U.S. dollar against local currencies. For the three and six months ended December 31, 2015, international advertising revenues increased 15% and 8%, respectively, as compared to the corresponding periods of fiscal 2015. The increase in international advertising revenues was the result of higher volume and pricing at STAR’s general entertainment channels and increases at FIC’s general entertainment channels in Europe and Latin America, partially offset by the adverse impact of the strengthening of the U.S. dollar against local currencies. Also partially offsetting these increases, for the six months ended December 31, 2015, was the comparative effect of STAR Sports networks’ broadcast of the India vs. England cricket series in fiscal 2015.

The increase in content and other revenues for the three and six months ended December 31, 2015, as compared to the corresponding periods of fiscal 2015, was due to the effect of the acquisition of the publishing, travel and certain other businesses (the “NGS Media Business”) in November 2015 from the National Geographic Society (See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “National Geographic Partners”) and increased revenues at FIC related to the syndication of sports rights.

For the three and six months ended December 31, 2015, Segment OIBDA at the Cable Network Programming segment increased $91 million, or 8%, and $359 million, or 16%, respectively, as compared to the corresponding periods of fiscal 2015, primarily due to the revenue increases noted above partially offset by increased expenses of $228 million, or 10%, and $193 million, or 4%, respectively, as compared to the corresponding periods of fiscal 2015. Operating expenses increased by approximately $175 million and $140 million, respectively, for the three and six months ended December 31, 2015, as compared to the corresponding periods of fiscal 2015, primarily due to contractual rate increases for sports programming rights at FS1, FIC and the RSNs and the acquisition of the NGS Media Business. Partially offsetting these increases, for the six months ended December 31, 2015, was a decrease in sports programming costs at STAR as a result of the comparative effect of STAR Sports networks’ broadcast of the India vs. England cricket series in fiscal 2015. Selling, general and administrative expenses increased by approximately $45 million for the three and six months ended December 31, 2015, as compared to the corresponding periods of fiscal 2015, primarily due to the effect of the acquisitions of the NGS Media Business in November 2015 and trueX media inc. in February 2015. The strengthening of the U.S. dollar against local currencies resulted in a Segment OIBDA decrease of approximately $60 million and $120 million for the three and six months ended December 31, 2015, respectively, as compared to the corresponding periods of fiscal 2015.

For the three and six months ended December 31, 2015, revenues related to the NGS Media Business were approximately $70 million.

Television (21% and 17% of the Company’s consolidated revenues in the first six months of fiscal 2016 and 2015, respectively)

For the three and six months ended December 31, 2015, revenues at the Television segment increased $93 million, or 6%, and $94 million, or 4%, respectively, as compared to the corresponding periods of fiscal 2015, as a result of higher affiliate and advertising revenues. Affiliate fee revenues increased 22% as a result of higher retransmission consent rates for the three and six months ended December 31, 2015, as compared to the corresponding periods of fiscal 2015. Advertising revenues increased 4% and 1% for the three and six months ended December 31, 2015, respectively, as compared to the corresponding periods of fiscal 2015, primarily due to higher pricing and ratings for the broadcasts of the National Football League (“NFL”) regular season and the MLB World Series and higher pricing for general entertainment primetime shows, led by the second season of Empire. Partially offsetting these increases was the comparative effect of the political advertising revenues related to the 2014 mid-term elections and the effect of fewer broadcasts of the MLB World Series games.

For the three months ended December 31, 2015, Segment OIBDA at the Television segment decreased $11 million, or 4%, as compared to the corresponding period of fiscal 2015, due to higher expenses of $104 million, or 8%, partially offset by the revenue increases noted above. For the six months ended December 31, 2015, Segment OIBDA increased $11 million, or 2%, as compared to the corresponding period of fiscal 2015, due to the revenue increases noted above, partially offset by higher expenses of $83 million, or 4%. Operating expenses increased by approximately $95 million and $70 million for the three and six months ended December 31, 2015, respectively, as compared to the corresponding periods of fiscal 2015, primarily due to contractual rate increases for sports rights at FOX, including the NFL and MLB rights. Also contributing to the increase in operating expenses for the six months ended December 31, 2015 was higher advertising and promotion costs for new and returning series, including Empire.

Filmed Entertainment (31% and 33% of the Company’s consolidated revenues in the first six months of fiscal 2016 and 2015, respectively)

For the three and six months ended December 31, 2015, revenues at the Filmed Entertainment segment decreased $392 million, or 14%, and $1.1 billion, or 21%, respectively, as compared to the corresponding periods of fiscal 2015, primarily due to lower worldwide theatrical and home entertainment revenues, and the effect of the disposition of Shine Group in December 2014. Also contributing to the decrease in revenue, for the six months ended December 31, 2015, were lower revenues from television productions including network and syndication revenues reflecting the sale of How I Met Your Mother and the final season of Sons of Anarchy in the prior year. For the three and six months ended December 31, 2015, revenues included the worldwide theatrical releases of The Martian and The Peanuts Movie and the worldwide theatrical and home entertainment performance of Maze Runner: The Scorch Trials, as compared to the corresponding periods of fiscal 2015, which included the worldwide theatrical performances of Gone Girl and The Maze Runner and the worldwide home entertainment performance of How to Train Your Dragon 2. The six months ended December 31, 2014 also included the worldwide theatrical and home entertainment performance of Dawn of the Planet of the Apes. The strengthening of the U.S. dollar against local currencies resulted in a revenue decrease of approximately $80 million and $165 million for the three and six months ended December 31, 2015, respectively, as compared to the corresponding periods of fiscal 2015.

For the three and six months ended December 31, 2015, Segment OIBDA at the Filmed Entertainment segment decreased $34 million, or 10%, and $343 million, or 43%, respectively, as compared to the corresponding periods of fiscal 2015, primarily due to the revenue decreases noted above partially offset by lower expenses of $358 million, or 15%, and $740 million, or 17%, respectively, as compared to the corresponding periods of fiscal 2015. Operating expenses decreased by approximately $300 million and $630 million for the three and six months ended December 31, 2015, respectively, as compared to the corresponding periods of fiscal 2015, primarily due to lower marketing costs, as a result of the mix of theatrical and home entertainment releases in the prior year as compared to the current year, and the disposition of Shine Group. Also contributing to the decrease, for the three and six months ended December 31, 2015, were lower production amortization and participation costs related to motion picture productions. Selling, general and administrative expenses decreased by approximately $55 million and $105 million, respectively, for the three and six months ended December 31, 2015, as compared to the corresponding periods of fiscal 2015, primarily due to the disposition of Shine Group. The strengthening of the U.S. dollar against local currencies resulted in a Segment OIBDA decrease of approximately $50 million and $100 million for the three and six months ended December 31, 2015, respectively, as compared to the corresponding periods of fiscal 2015.

In December 2014, the Company contributed its interests in Shine Group into Endemol Shine Group, a joint venture. For the three and six months ended December 31, 2014, revenues related to the Shine Group were approximately $130 million and $350 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has a five-year unused $1.4 billion revolving credit facility, which expires in May 2020, and has access to various film co-production alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of December 31, 2015, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television productions.

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

Sources and Uses of Cash

Net cash provided by operating activities for the six months ended December 31, 2015 and 2014 was as follows (in millions):

For the six months ended December 31,	2015	2014
Net cash provided by operating activities from continuing operations	$232	$852

The decrease in net cash provided by operating activities during the six months ended December 31, 2015, as compared to the corresponding period of fiscal 2015, primarily reflects a payment at the Cable Network Programming segment to the Board of Control for Cricket in India for contract termination costs related to a program rights contract for the Champions League Twenty20 cricket tournament through 2018 and higher receivables at the Cable Network Programming and Television segments.

Net cash (used in) provided by investing activities for the six months ended December 31, 2015 and 2014 was as follows (in millions):

For the six months ended December 31,	2015	2014
Net cash (used in) provided by investing activities from continuing operations	$(1,300)	$7,237

The change in net cash (used in) provided by investing activities during the six months ended December 31, 2015, as compared to the corresponding period of fiscal 2015, was primarily due to the comparative effect of the cash proceeds from the sale of the DBS businesses in November 2014.

Net cash used in financing activities for the six months ended December 31, 2015 and 2014 was as follows (in millions):

For the six months ended December 31,	2015	2014
Net cash used in financing activities from continuing operations	$(2,987)	$(3,380)

The decrease in net cash used in financing activities during the six months ended December 31, 2015, as compared to the corresponding period of fiscal 2015, was primarily due to the comparative effect of cash used in connection with the Company’s acquisition of Sky’s noncontrolling interest in NGC Network International LLC in November 2014 and higher cash from net borrowings, partially offset by additional cash used for share repurchases.

Stock Repurchase Program

See Note 8 – Stockholders’ Equity to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Stock Repurchase Program”.

Debt Instruments

The following table summarizes cash from borrowings and cash used in repayment of borrowings for the six months ended December 31, 2015 and 2014.

	For the six months ended December 31,
	2015	2014
	(in millions)
Borrowings:
Notes due September 2025 and due September 2045(a)	$987	$-
Notes due September 2024 and due September 2044	-	1,191
Bank loans(b)	137	1,256

Total borrowings	$1,124	$2,447

Repayment of borrowings:
Notes due October 2015(a)	$(200)	$-
Notes due December 2014	-	(750)
Bank loans(b)	(239)	(1,309)
	-
Total repayment of borrowings	$(439)	$(2,059)

(a)	See Note 7 – Borrowings to the accompanying Unaudited Consolidated Financial Statements under the headings “Senior Notes Issued” and “Senior Notes Retired” for further discussion.
(b)

The fiscal 2016 activity includes $137 million in borrowings and $217 million in repayments under the YES Network secured revolving credit facility. The fiscal 2015 activity includes the effect of the amendment to the YES Network credit agreement (as described in Note 11 – Borrowings in the 2015 Form 10-K under the heading “Bank loans”).

Ratings of the public debt

The table below summarizes the Company’s credit ratings as of December 31, 2015.

Rating Agency	Senior Debt	Outlook
Moody's	Baa1	Stable
Standard & Poor's	BBB+	Stable

Revolving Credit Agreement

In May 2015, 21st Century Fox America, Inc. (“21CFA”) entered into a credit agreement (the “Credit Agreement”), among 21CFA as Borrower, the Company as Parent Guarantor and other parties. The Credit Agreement provides a $1.4 billion unsecured revolving credit facility with a sub-limit of $250 million (or its equivalent in Euros) available for the issuance of letters of credit and a maturity date of May 2020.

Commitments

See Note 10 – Commitments and Contingencies to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Commitments”.

Contingent Guarantees

See Note 10 – Commitments and Contingencies to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Contingent Guarantees”.

Contingencies

See Note 10 – Commitments and Contingencies to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Contingencies”.

Recent Accounting Pronouncements

See Note 1 – Basis of Presentation to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Recently Adopted and Recently Issued Accounting Guidance”.

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

Foreign Currency Exchange Rates

The U.S. dollar is the functional currency of the Company’s U.S. operations and continues to be the principal currency in which the Company conducts its operations. For operations outside the U.S., the respective local currency is generally the functional currency. In most regions where the Company operates, the net earnings of wholly owned subsidiaries are reinvested locally and working capital requirements are met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, draw downs in the appropriate local currency are available from intercompany borrowings. The Company uses foreign currency forward contracts, primarily denominated in Euros, to hedge certain exposures to foreign currency exchange rate risks associated with revenues, the cost of producing or acquiring films and television programming as well as its investment in certain equity method investments. Information on the derivative financial instruments with exposure to foreign currency exchange rate risk is presented below:

	As of December 31, 2015	As of June 30, 2015
	(in millions)
Notional Amount (Foreign currency purchases and sales)
Foreign currency purchases	$196	$213
Foreign currency sales	815	888

Aggregate notional amount	$1,011	$1,101

Notional Amount (Hedge type)
Cash flow hedges	$1,011	$903
Net investment hedges	-	198

Aggregate notional amount	$1,011	$1,101

Fair Value
Total fair value of financial instruments with foreign currency exchange rate risk: asset (liability)	$18	$(26)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted foreign currency exchange rates: loss	$(62)	$(69)

Interest Rates

The Company’s current financing arrangements and facilities include approximately $18.3 billion of outstanding fixed-rate debt and approximately $1.4 billion of outstanding variable-rate bank debt. As of December 31, 2015, the notional amount of interest rate swap contracts outstanding was $712 million, and the fair value of the interest rate swap contracts outstanding was $(5) million.

Fixed and variable-rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed-rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable-rate debt will impact interest expense, as well as the amount of cash required to service such debt. As of December 31, 2015, all of the Company's financial instruments with exposure to interest rate risk were denominated in U.S. dollars. Information on financial instruments with exposure to interest rate risk is presented below:

	As of December 31, 2015	As of June 30, 2015
	(in millions)
Fair Value
Total fair value of financial instruments with exposure to interest rate risk(a): liability	$(22,259)	$(22,002)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted interest rates: loss	$(900)	$(864)

(a)

The change in the fair values of the Company’s financial instruments with exposure to interest rate risk is primarily due to the higher average debt outstanding partially offset by the effect of changes in interest rates.

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity method affiliates. Information on the Company’s investments with exposure to stock price risk is presented below:

	As of December 31, 2015	As of June 30, 2015
	(in millions)
Fair Value
Total fair value of common stock investments	$11,027	$10,978

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted market prices: loss(a)	$(1,103)	$(1,098)

(a)

A hypothetical decrease would not result in a material before tax decrease recorded in the Unaudited Consolidated Statements of Operations, as any changes in fair value of the Company’s equity method affiliates are not recognized unless the fair value declines below the investment’s carrying value and the decline is deemed other-than-temporary.

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of December 31, 2015 or June 30, 2015 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of December 31, 2015, the Company did not anticipate nonperformance by any of the counterparties.

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Shareholder Litigation

Southern District of New York

On July 19, 2011, a purported class action lawsuit captioned Wilder v. News Corp., et al. (“Wilder Litigation”), was filed on behalf of all purchasers of the Company’s common stock between March 3, 2011 and July 11, 2011, in the United States District Court for the Southern District of New York. The plaintiff brought claims under Section 10(b) and Section 20(a) of the Securities Exchange Act, alleging that false and misleading statements were issued regarding the alleged acts of voicemail interception at The News of the World. The suit names as defendants the Company, Rupert Murdoch, James Murdoch and Rebekah Brooks, and seeks compensatory damages, rescission for damages sustained, and costs. On June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff and Robbins Geller Rudman & Dowd as lead counsel. Thereafter, on July 3, 2012, the court issued an order providing that an amended consolidated complaint shall be filed by July 31, 2012. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants NI Group Limited (now known as News Corp UK & Ireland Limited) and Les Hinton, and expanded the class period to include February 15, 2011 to July 18, 2011. The defendants filed motions to dismiss the litigation, which were granted by the court on March 31, 2014. On April 30, 2014, plaintiffs filed a second amended consolidated complaint, which generally repeats the allegations of the amended consolidated complaint and also expands the class period to July 8, 2009 to July 18, 2011. Defendants moved to dismiss the second amended consolidated complaint, and on September 30, 2015, the court granted defendants’ motions in their entirety and dismissed all of the plaintiffs’ claims. On October 21, 2015, plaintiffs filed a motion for reconsideration of the court’s memorandum, opinion and order, which defendants have opposed. The Company’s management believes the claims in the Wilder Litigation are entirely without merit, and intends to vigorously defend this action.

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

The remaining authorized amount under the Company’s stock repurchase program as of December 31, 2015, excluding commissions, was approximately $2.4 billion.

The program may be modified, extended, suspended or discontinued at any time.

Below is a summary of the Company’s repurchases of its Class A Common Stock during the three months ended December 31, 2015:

	Total number of shares repurchased	Average price per share	Total cost of repurchase
			(in millions)
October	7,665,600	$28.83	$221
November	15,413,827	29.84	460
December	21,743,833	28.10	611

Total	44,823,260		$1,292

The Company did not repurchase any of its Class B Common Stock during the three months ended December 31, 2015.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS
(a)	Exhibits.

4.1

Registration Rights Agreement, dated as of October 21, 2015, by and among 21st Century Fox America, Inc., 21st Century Fox and J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC. (Incorporated by reference to Exhibit 4.2 to the Registration Statement of 21st Century Fox America, Inc. on Form S-4 (File No. 333-208143) filed with the Securities and Exchange Commission on November 20, 2015.)

4.2

Form of Notes representing $600,000,000 principal amount of 3.700% Senior Notes due 2025, dated October 21, 2015. (Incorporated by reference to Exhibit 4.3 to the Registration Statement of 21st Century Fox America, Inc. on Form S-4 (File No. 333-208143) filed with the Securities and Exchange Commission on November 20, 2015.)

4.3

Form of Notes representing $400,000,000 principal amount of 4.950% Senior Notes due 2045, dated October 21, 2015. (Incorporated by reference to Exhibit 4.4 to the Registration Statement of 21st Century Fox America, Inc. on Form S-4 (File No. 333-208143) filed with the Securities and Exchange Commission on November 20, 2015.)

10.1

Nomination Agreement dated September 28, 2015 by and among the ValueAct Group and Twenty-First Century Fox, Inc. (Incorporated by reference to Exhibit 99.1 to the Current Report of the Registrant on Form 8-K (File No. 001-32352) filed with the Securities and Exchange Commission on September 29, 2015.)

10.2	Letter Agreement, dated December 14, 2015, between 21st Century Fox America, Inc. and David F. DeVoe.*

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2015 and 2014; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2015 and 2014; (iii) Consolidated Balance Sheets as of December 31, 2015 (unaudited) and June 30, 2015 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 2015 and 2014; and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWENTY-FIRST CENTURY FOX, INC.
(Registrant)

By:	/s/ John P. Nallen
John P. Nallen
Senior Executive Vice President and
Chief Financial Officer

Date: February 8, 2016