Form 10-Q
period 2016-03-31
TWENTY-FIRST CENTURY FOX, INC.
filed 2016-05-05
CIK 1308161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 001-32352

TWENTY-FIRST CENTURY FOX, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0075658
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

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

As of April 29, 2016, 1,095,725,970 shares of Class A Common Stock, par value $0.01 per share, and 798,520,953 shares of Class B Common Stock, par value $0.01 per share, were outstanding.

TWENTY-FIRST CENTURY FOX, INC.

FORM 10-Q

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	For the three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015
Revenues	$7,228	$6,840	$20,680	$22,782
Operating expenses	(4,472)	(4,357)	(12,902)	(14,775)
Selling, general and administrative	(893)	(823)	(2,685)	(2,890)
Depreciation and amortization	(133)	(124)	(391)	(601)
Equity (losses) earnings of affiliates	(9)	330	38	959
Interest expense, net	(295)	(292)	(888)	(907)
Interest income	12	8	28	31
Other, net	(47)	(67)	(272)	5,008

Income from continuing operations before income tax expense	1,391	1,515	3,608	9,607
Income tax expense	(463)	(458)	(1,190)	(1,150)

Income from continuing operations	928	1,057	2,418	8,457
Loss from discontinued operations, net of tax	(3)	(15)	(8)	(38)

Net income	925	1,042	2,410	8,419
Less: Net income attributable to noncontrolling interests	(84)	(67)	(222)	(200)

Net income attributable to Twenty-First Century Fox, Inc. stockholders	$841	$975	$2,188	$8,219

Earnings per share data

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders - basic and diluted	$844	$990	$2,196	$8,257

Weighted average shares:
Basic	1,916	2,111	1,961	2,151
Diluted	1,916	2,113	1,962	2,153

Income from continuing operations attributable to Twenty-First Century Fox, Inc. stockholders per share - basic and diluted	$0.44	$0.47	$1.12	$3.84

Net income attributable to Twenty-First Century Fox, Inc. stockholders per share - basic and diluted	$0.44	$0.46	$1.12	$3.82

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	For the three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015
Net income	$925	$1,042	$2,410	$8,419
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	77	(378)	(298)	(1,990)
Losses on interest rate swap contracts	(8)	-	(8)	-
Unrealized holding losses on securities	-	(1)	(4)	(58)
Benefit plan adjustments	5	7	15	21

Other comprehensive income (loss), net of tax	74	(372)	(295)	(2,027)

Comprehensive income	999	670	2,115	6,392

Less: Net income attributable to noncontrolling interests(a)	(84)	(67)	(222)	(200)
Less: Other comprehensive loss attributable to noncontrolling interests	-	-	-	214

Comprehensive income attributable to Twenty-First Century Fox, Inc. stockholders	$915	$603	$1,893	$6,406

(a)

Net income attributable to noncontrolling interests includes $36 million and $30 million for the three months ended March 31, 2016 and 2015, respectively, and $96 million and $83 million for the nine months ended March 31, 2016 and 2015, respectively, relating to redeemable noncontrolling interests.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	As of March 31, 2016	As of June 30, 2015
	(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents	$4,993	$8,428
Receivables, net	6,756	5,912
Inventories, net	3,522	2,749
Other	349	287

Total current assets	15,620	17,376

Non-current assets:
Receivables, net	461	394
Investments	4,155	4,529
Inventories, net	7,108	6,411
Property, plant and equipment, net	1,660	1,722
Intangible assets, net	6,707	6,320
Goodwill	12,732	12,513
Other non-current assets	805	786

Total assets	$49,248	$50,051

Liabilities and Equity:
Current liabilities:
Borrowings	$475	$244
Accounts payable, accrued expenses and other current liabilities	3,828	3,937
Participations, residuals and royalties payable	1,856	1,632
Program rights payable	1,519	1,001
Deferred revenue	598	448

Total current liabilities	8,276	7,262

Non-current liabilities:
Borrowings	19,270	18,795
Other liabilities	3,226	3,105
Deferred income taxes	2,415	2,082
Redeemable noncontrolling interests	511	621
Commitments and contingencies
Equity:
Class A common stock(a)	11	12
Class B common stock(b)	8	8
Additional paid-in capital	12,503	13,427
Retained earnings	3,814	5,343
Accumulated other comprehensive loss	(1,865)	(1,570)

Total Twenty-First Century Fox, Inc. stockholders' equity	14,471	17,220
Noncontrolling interests	1,079	966

Total equity	15,550	18,186

Total liabilities and equity	$49,248	$50,051

(a)

Class A common stock, $0.01 par value per share, 6,000,000,000 shares authorized, 1,104,848,261 shares and 1,239,971,838 shares issued and outstanding, net of 123,687,371 treasury shares at par as of March 31, 2016 and June 30, 2015, respectively.

(b)

Class B common stock, $0.01 par value per share, 3,000,000,000 shares authorized, 798,520,953 shares issued and outstanding, net of 356,993,807 treasury shares at par as of March 31, 2016 and June 30, 2015.

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

TWENTY-FIRST CENTURY FOX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	For the nine months ended March 31,
	2016	2015
Operating activities:
Net income	$2,410	$8,419
Less: Loss from discontinued operations, net of tax	(8)	(38)

Income from continuing operations	2,418	8,457
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	391	601
Amortization of cable distribution investments	53	61
Equity-based compensation	152	80
Equity earnings of affiliates	(38)	(959)
Cash distributions received from affiliates	225	223
Other, net	272	(5,008)
CLT20 contract termination costs(a)	(420)	-
Deferred income taxes and other taxes	373	204
Change in operating assets and liabilities, net of acquisitions and dispositions:
Receivables and other assets	(866)	(550)
Inventories net of program rights payable	(814)	(657)
Accounts payable and other liabilities	266	171

Net cash provided by operating activities from continuing operations	2,012	2,623

Investing activities:
Property, plant and equipment	(156)	(320)
Acquisitions, net of cash acquired	(908)	(142)
Investments in equity affiliates	(87)	(1,108)
Other investments	(229)	(53)
Proceeds from dispositions, net	-	8,610

Net cash (used in) provided by investing activities from continuing operations	(1,380)	6,987

Financing activities:
Borrowings	1,195	2,534
Repayment of borrowings	(502)	(2,174)
Excess tax benefit from equity-based compensation	11	49
Repurchase of shares	(3,958)	(4,784)
Dividends paid and distributions	(465)	(494)
Purchase of subsidiary shares from noncontrolling interests	(287)	(650)

Net cash used in financing activities from continuing operations	(4,006)	(5,519)

Net decrease in cash and cash equivalents from discontinued operations	(15)	(38)

Net (decrease) increase in cash and cash equivalents	(3,389)	4,053
Cash and cash equivalents, beginning of year	8,428	5,415
Exchange movement on cash balances	(46)	(192)

Cash and cash equivalents, end of period	$4,993	$9,276

(a)	See Note 12 – Additional Financial Information.

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

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)” (“ASU 2014-08”). The amendments in ASU 2014-08 provide guidance for the recognition of discontinued operations, change the requirements for reporting discontinued operations in Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations” (“ASC 205-20”) and require additional disclosures about discontinued operations. ASU 2014-08 is effective on a prospective basis for the Company for annual and interim reporting periods beginning July 1, 2015. Certain disposals that occurred in the past were not reported as discontinued operations as they did not meet the criteria under the superseded accounting guidance. Such disposals would have met the criteria to be reported as discontinued operations in accordance with ASU 2014-08.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Issued

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts, that are identified during the measurement period, in the reporting period in which the adjustment amounts are determined. ASU 2015-16 will be effective for the Company for annual and interim reporting periods beginning July 1, 2016. The Company is currently evaluating the impact ASU 2015-16 will have on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The amendments in ASU 2015-17 require that tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 will be effective for the Company for annual and interim reporting periods beginning July 1, 2017.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments––Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company is currently evaluating the impact ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in ASU 2016-02 require recognition of lease assets and liabilities on the balance sheet and disclosure of key information about leasing arrangements. ASU 2016-02 will be effective for the Company for annual and interim reporting periods beginning July 1, 2019. The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The amendments in ASU 2016-09 simplify the accounting regarding income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company for annual and interim reporting periods beginning July 1, 2017. The Company is currently evaluating the impact ASU 2016-09 will have on its consolidated financial statements.

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

The Company’s acquisitions support the Company’s strategic priority of increasing its brand presence and reach in key domestic and international markets and acquiring greater control of investments that complement its portfolio of businesses.

For recent acquisitions, the accounting for the business combination, including consideration transferred, is based on provisional amounts and the allocation of the excess purchase price is not final. The amounts allocated to intangibles and goodwill, the estimates of useful lives and the related amortization expense are subject to changes pending the completion of the final valuations of certain assets and liabilities. A change in the purchase price allocations and any estimates of useful lives could result in a change in the value allocated to the intangible assets that could impact future amortization expense.

Fiscal 2016

Acquisitions

National Geographic Partners

In fiscal 2016, the Company, through 21st Century Fox America, Inc. (“21CFA”), a wholly-owned subsidiary of the Company, and the National Geographic Society (“NGS”), formed the entity that became National Geographic Partners, LLC (“National Geographic Partners”), to which, in November 2015, the Company contributed $625 million in cash and the Company and NGS contributed their existing interests in NGC Network US, LLC, NGC Network International, LLC and NGC Network Latin America, LLC (collectively “NGC Networks”). Prior to the transaction, the Company held a controlling interest in NGC Networks, a consolidated subsidiary. NGS also contributed its publishing, travel and certain other businesses (collectively the “NGS Media Business”) to National Geographic Partners. As part of the transaction, National Geographic Partners also acquired the long-term license for the use of certain trademarks owned by NGS related to the NGC Networks and the NGS Media Business. The Company currently holds a 73% controlling interest in National Geographic Partners. The cash paid to NGS of $625 million has been preliminarily allocated as follows: approximately $130 million to certain intangible assets, with useful lives of five years, and other net assets of the NGS Media Business, approximately $440 million to indefinite-lived intangible assets related to the trademark license agreement and approximately $55 million to the increase in the Company’s interest in National Geographic Partners.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MAA Television Network

In December 2015, the Company acquired the entirety of the broadcast business of MAA Television Network Limited (“MAA TV”), an entity in India that broadcasts and operates Telugu language entertainment channels, for approximately $346 million in cash including payments toward non-compete agreements. The excess purchase price of approximately $285 million has been preliminarily allocated, based on a provisional valuation of MAA TV, as follows: approximately $75 million to intangible assets consisting of multi-channel video programming distributor affiliate agreements and relationships with useful lives of 12 years, advertiser relationships with useful lives of nine years and the MAA TV trade name with a useful life of 10 years; and the balance of the excess representing the goodwill on the transaction included in the Cable Network Programming segment. The goodwill is tax deductible and reflects the synergies and increased market penetration expected from combining the operations of MAA TV and the Company.

Other

In February 2016, the Company acquired the 7% interest it did not already own in a regional sports network for $225 million in cash. As a result of this transaction, the Company now owns 100% of the regional sports network. This transaction was accounted for as the purchase of subsidiary shares from noncontrolling interests (See Note 6 – Fair Value under the heading “Redeemable Noncontrolling Interests”).

Fiscal 2015

Acquisitions

trueX media inc.

In February 2015, the Company acquired trueX media inc. (“true[X]”), a video advertising company specializing in consumer engagement and on-demand marketing campaigns, for a total purchase price of approximately $175 million in cash including deferred payments which are subject to the achievement of service and performance conditions. The excess purchase price of approximately $125 million has been allocated as follows: approximately $25 million to intangible assets and the balance of the excess representing the goodwill on the transaction and other net assets. The goodwill reflects the synergies and increased market penetration expected from combining the operations of true[X] and the Company.

For fiscal 2016 and 2015, as applicable, the incremental revenues and Segment OIBDA (as defined in Note 11 – Segment Information) related to the acquisitions above included in the Company’s consolidated results of operations were not material individually or in the aggregate.

NOTE 3. RECEIVABLES, NET

Receivables are presented net of an allowance for returns and doubtful accounts, which is an estimate of amounts that may not be collectible.

Receivables, net consist of:

	As of March 31, 2016	As of June 30, 2015
	(in millions)
Total receivables	$7,834	$6,812
Allowances for returns and doubtful accounts	(617)	(506)

Total receivables, net	7,217	6,306
Less: current receivables, net	(6,756)	(5,912)

Non-current receivables, net	$461	$394

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVENTORIES, NET

The Company’s inventories were comprised of the following:

	As of March 31, 2016	As of June 30, 2015
	(in millions)
Programming rights	$6,510	$5,496
DVDs, Blu-rays and other merchandise	78	67
Filmed entertainment costs:
Films:
Released	1,193	1,094
Completed, not released	6	27
In production	1,099	1,170
In development or preproduction	253	185

	2,551	2,476

Television productions:
Released	1,000	868
In production	491	252
In development or preproduction	-	1

	1,491	1,121

Total filmed entertainment costs, less accumulated amortization(a)	4,042	3,597

Total inventories, net	10,630	9,160
Less: current portion of inventories, net(b)	(3,522)	(2,749)

Total non-current inventories, net	$7,108	$6,411

(a)

Does not include $280 million and $304 million of net intangible film library costs as of March 31, 2016 and June 30, 2015, respectively, which were included in intangible assets subject to amortization in the Consolidated Balance Sheets.

(b)	Current portion of inventories, net as of March 31, 2016 and June 30, 2015 was comprised of programming rights ($3,444 million and $2,682 million, respectively), DVDs, Blu-rays and other merchandise.

NOTE 5. INVESTMENTS

The Company’s investments were comprised of the following:

		Ownership percentage as of March 31, 2016	As of March 31, 2016	As of June 30, 2015
			(in millions)
Sky(a)(b)	European DBS operator	39%	$3,150	$3,382
Endemol Shine Group(b)	Global multi-platform content provider	50%	588	706
Other investments		various	417	441

Total investments			$4,155	$4,529

(a)

The Company’s investment in Sky had a market value of $9.9 billion as of March 31, 2016 determined using its quoted market price on the London Stock Exchange (a Level 1 measurement as defined in Note 6 – Fair Value).

(b)	Equity method investment.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Sky

In July 2014, the Company participated in Sky’s equity offering by purchasing approximately $900 million of additional shares in Sky and maintained the Company’s 39% ownership interest. The Company received dividends of approximately $210 million from Sky for the nine months ended March 31, 2016 and 2015. Included in Equity earnings of affiliates in the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2015 were the Company’s proportionate share of approximately $350 million of Sky’s gains related to the sale of its investment in Sky Betting & Gaming (“Sky Bet”) and for the nine months ended March 31, 2015 were the Company’s proportionate share of approximately $830 million of Sky’s gains related to the sale of its investments in NGC Network International, LLC and NGC Network Latin America, LLC (collectively “NGC International”), Sky Bet and ITV plc.

Other

During the nine months ended March 31, 2016, the Company invested approximately $160 million in cash for a minority equity interest in DraftKings, Inc. (“DraftKings”), a leading operator of online fantasy games and contests. The Company accounts for this investment at cost. During the nine months ended March 31, 2016, based on information concerning DraftKings’ current valuation in a financing transaction, the Company determined that a portion of its investment in DraftKings was impaired and reduced the carrying value by approximately $95 million as reflected in Other, net in the Unaudited Consolidated Statements of Operations for the nine months ended March 31, 2016.

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

The tables below present information about financial assets and liabilities carried at fair value on a recurring basis:

	Fair value measurements
	As of March 31, 2016
Description	Total	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets
Derivatives(a)	$12	$-	$12	$-
Liabilities
Derivatives(a)	(38)	-	(38)	-
Contingent consideration(b)	(114)	-	-	(114)
Redeemable noncontrolling interests	(511)	-	-	(511)

Total	$(651)	$-	$(26)	$(625)

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2015
Description	Total	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Assets
Investments(c)	$18	$18	$-	$-
Derivatives(a)	4	-	4	-
Liabilities
Derivatives(a)	(34)	-	(34)	-
Contingent consideration(b)	(114)	-	-	(114)
Redeemable noncontrolling interests	(621)	-	-	(621)

Total	$(747)	$18	$(30)	$(735)

(a)	Represents derivatives associated with the Company’s foreign currency forward contracts and interest rate swap contracts.
(b)	Represents contingent consideration related to the acquisitions of Eredivisie Media & Marketing and SportsTime Ohio in fiscal 2013.
(c)	Available-for-sale securities.

Redeemable Noncontrolling Interests

The Company accounts for redeemable noncontrolling interests in accordance with ASC 480-10-S99-3A, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99-3A”), because their exercise is outside the control of the Company. The redeemable noncontrolling interests recorded at fair value are put arrangements held by the noncontrolling interests in certain of the Company’s majority-owned sports networks. The Company utilizes the market, income or cost approaches or a combination of these valuation techniques for its Level 3 fair value measures, using observable inputs such as market data obtained from independent sources. To the extent observable inputs are not available, the Company utilizes unobservable inputs based upon the assumptions market participants would use in valuing the asset (liability). One minority shareholder’s put right will become exercisable in March 2017. The remaining redeemable noncontrolling interests are currently not exercisable.

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015
	(in millions)
Beginning of period	$(617)	$(547)	$(621)	$(541)
Net income	(36)	(30)	(96)	(83)
Issuances	(73)	(75)	(73)	(75)
Repurchases(a)	225	-	225	-
Distributions and other	(10)	14	54	61

End of period	$(511)	$(638)	$(511)	$(638)

(a)	See Note 2 – Acquisitions, Disposals and Other Transactions under the heading “Other”.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

The carrying value of the Company’s financial instruments, such as cash and cash equivalents, receivables, payables and cost method investments, approximates fair value. As of March 31, 2016, the carrying value of the Company’s investment in DraftKings approximates its fair value, a Level 3 measurement (See Note 5 – Investments under the heading “Other”).

	As of March 31, 2016	As of June 30, 2015
	(in millions)
Borrowings

Fair value	$23,140	$21,998

Carrying value	$19,745	$19,039

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

	As of March 31, 2016	As of June 30, 2015
	(in millions)
Cash flow hedges

Notional amount	$858	$903

Fair value	$(9)	$(13)

	As of March 31, 2016	As of June 30, 2015
	(in millions)
Net investment hedges

Notional amount	$-	$198

Fair value	$-	$(13)

	As of March 31, 2016	As of June 30, 2015
	(in millions)
Economic hedges

Notional amount	$45	$-

Fair value	$(1)	$-

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swap Contracts

The Company uses interest rate swap contracts to hedge certain exposures to interest rate risks associated with certain borrowings.

	As of March 31, 2016	As of June 30, 2015
	(in millions)
Cash flow hedges

Notional amount	$706	$723

Fair value	$(16)	$(4)

	As of March 31, 2016	As of June 30, 2015
	(in millions)
Economic hedges

Notional amount	$-	$255

Fair value	$-	$-

Unrealized (losses) gains on hedging activity, before tax, of $(41) million and $(10) million for the three months ended March 31, 2016 and 2015, respectively, and $(13) million and $121 million for the nine months ended March 31, 2016 and 2015, respectively, are included in other comprehensive income (loss). For foreign currency forward contracts designated as cash flow hedges, the Company expects to reclassify the cumulative changes in fair values, included in Accumulated other comprehensive loss, within the next three years. For interest rate swap contracts designated as cash flow hedges, the Company expects to reclassify the cumulative changes in fair values, included in Accumulated other comprehensive loss, within the next four years.

Concentrations of Credit Risk

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of March 31, 2016 or June 30, 2015 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of March 31, 2016, the Company did not anticipate nonperformance by any of the counterparties.

NOTE 7. BORROWINGS

Borrowings include bank loans and public debt.

Senior Notes Issued

In October 2015, 21CFA issued $600 million of 3.70% Senior Notes due 2025 and $400 million of 4.95% Senior Notes due 2045. The net proceeds of $987 million were used for general corporate purposes.

Senior Notes Retired

In October 2015, the Company retired $200 million of 7.60% Senior Notes.

Current Borrowings

Included in Borrowings within Current liabilities as of March 31, 2016 was $400 million of 8.00% Senior Notes that are due in October 2016 and principal payments on the Yankees Entertainment and Sports Network term loan facility of $75 million that are due in the next 12 months.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. STOCKHOLDERS’ EQUITY

The following tables summarize changes in stockholders’ equity:

	For the three months ended March 31, 2016				For the nine months ended March 31, 2016
	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity
	(in millions)
Balance, beginning of period	$14,504	$991		$15,495	$17,220	$966		$18,186
Net income	841	48	(a)	889	2,188	126	(a)	2,314
Other comprehensive income (loss)	74	-		74	(295)	-		(295)
Cancellation of shares, net	(740)	-		(740)	(3,897)	-		(3,897)
Dividends declared	(287)	-		(287)	(586)	-		(586)
Other	79	40	(b)	119	(159)	(13)	(b)	(172)

Balance, end of period	$14,471	$1,079		$15,550	$14,471	$1,079		$15,550

	For the three months ended March 31, 2015				For the nine months ended March 31, 2015
	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity	Twenty-First Century Fox stockholders	Noncontrolling interests		Total equity
	(in millions)
Balance, beginning of period	$19,813	$975		$20,788	$17,418	$3,483		$20,901
Net income	975	37	(a)	1,012	8,219	117	(a)	8,336
Other comprehensive loss	(372)	-		(372)	(1,813)	(214)		(2,027)
Cancellation of shares, net	(2,046)	-		(2,046)	(4,592)	-		(4,592)
Dividends declared	(313)	-		(313)	(586)	-		(586)
Purchase of noncontrolling interests(c)	-	-		-	(522)	(128)		(650)
Dispositions(d)	-	-		-	-	(2,130)		(2,130)
Other	(68)	(26)	(b)	(94)	(135)	(142)	(b)	(277)
	-
Balance, end of period	$17,989	$986		$18,975	$17,989	$986		$18,975

(a)

Net income attributable to noncontrolling interests excludes $36 million and $30 million for the three months ended March 31, 2016 and 2015, respectively, and $96 million and $83 million for the nine months ended March 31, 2016 and 2015, respectively, relating to redeemable noncontrolling interests which are reflected in temporary equity.

(b)

Other activity attributable to noncontrolling interests excludes $(142) million and $61 million for the three months ended March 31, 2016 and 2015, respectively, and $(206) million and $14 million for the nine months ended March 31, 2016 and 2015, respectively, relating to redeemable noncontrolling interests.

(c)	Represents the increase in ownership of NGC International (See Note 3 – Acquisitions, Disposals and Other Transactions in the 2015 Form 10-K under the heading “Sky Italia and Sky Deutschland”).
(d)	Represents the noncontrolling interest in Sky Deutschland (See Note 3 – Acquisitions, Disposals and Other Transactions in the 2015 Form 10-K under the heading “Sky Italia and Sky Deutschland”).

Comprehensive Income

Comprehensive income is reported in the Unaudited Consolidated Statements of Comprehensive Income and consists of Net income and Other comprehensive income (loss), including foreign currency translation adjustments, losses on interest rate swap contracts, unrealized holding gains and losses on securities and benefit plan adjustments, which affect stockholders’ equity, and under GAAP, are excluded from Net income.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the activity within Other comprehensive income (loss):

	For the three months ended March 31, 2016			For the nine months ended March 31, 2016
	Before tax	Tax (provision) benefit	Net of tax	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized gains (losses)	$71	$1	$72	$(279)	$(23)	$(302)
Amount reclassified on hedging activity(a)	9	(4)	5	7	(3)	4

Other comprehensive income (loss)	$80	$(3)	$77	$(272)	$(26)	$(298)
Losses on interest rate swap contracts
Unrealized losses	$(13)	$5	$(8)	$(19)	$7	$(12)
Amount reclassified on hedging activity(a)	2	(2)	-	7	(3)	4

Other comprehensive loss	$(11)	$3	$(8)	$(12)	$4	$(8)
Losses on securities
Amount reclassified on sale of securities(b)	$-	$-	$-	$(7)	$3	$(4)
	-
Other comprehensive loss	$-	$-	$-	$(7)	$3	$(4)
Benefit plan adjustments
Unrealized losses	$-	$-	$-	$(2)	$-	$(2)
Reclassification adjustments realized in net income(c)	9	(4)	5	26	(9)	17

Other comprehensive income	$9	$(4)	$5	$24	$(9)	$15

	For the three months ended March 31, 2015			For the nine months ended March 31, 2015
	Before tax	Tax (provision) benefit	Net of tax	Before tax	Tax (provision) benefit	Net of tax
	(in millions)
Foreign currency translation adjustments
Unrealized losses	$(452)	$71	$(381)	$(1,870)	$260	$(1,610)
Amount reclassified on hedging activity(a)	4	(1)	3	(126)	(1)	(127)
Amount reclassified on dispositions(b)	-	-	-	(253)	-	(253)

Other comprehensive loss	$(448)	$70	$(378)	$(2,249)	$259	$(1,990)
Gains and losses on securities
Unrealized (losses) gains	$(1)	$-	$(1)	$236	$(83)	$153
Amount reclassified on sale of securities(b)	-	-	-	(325)	114	(211)

Other comprehensive loss	$(1)	$-	$(1)	$(89)	$31	$(58)
Benefit plan adjustments
Reclassification adjustments realized in net income(c)	$10	$(3)	$7	$32	$(11)	$21

Other comprehensive income	$10	$(3)	$7	$32	$(11)	$21

(a)

Reclassifications of amounts related to hedging activity are included in Revenues, Operating expenses, Selling, general and administrative expenses, Interest expense, net or Other, net, as appropriate, in the Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2016 and 2015 (See Note 6 – Fair Value for additional information regarding hedging activity).

(b)

Reclassifications of amounts related to dispositions and gains and losses on securities are included in Equity (losses) earnings of affiliates or Other, net, as appropriate, in the Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2016 and 2015.

(c)

Reclassifications of amounts related to benefit plan adjustments are included in Selling, general and administrative expenses in the Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2016 and 2015.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share Data

The following table sets forth the Company’s computation of Income from continuing operations attributable to Twenty-First Century Fox stockholders:

	For the three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015
	(in millions)
Income from continuing operations	$928	$1,057	$2,418	$8,457
Less: Net income attributable to noncontrolling interests	(84)	(67)	(222)	(200)

Income from continuing operations attributable to Twenty-First Century Fox stockholders	$844	$990	$2,196	$8,257

Stock Repurchase Program

The Board has authorized a stock repurchase program, under which the Company is currently authorized to acquire Class A Common Stock. In August 2015, the Board approved an additional $5 billion authorization, excluding commissions, to the Company’s stock repurchase program for the repurchase of Class A Common Stock. The Company currently intends to complete this stock repurchase program by August 2016, however, the completion date and the timing and amount of repurchases are at the Company’s discretion. The program may be modified, extended, suspended or discontinued at any time.

The remaining authorized amount under the Company’s stock repurchase program as of March 31, 2016, excluding commissions, was approximately $1.6 billion.

Dividends

The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and the Class B Common Stock:

	For the three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015
Cash dividend per share	$0.150	$0.150	$0.300	$0.275

The Company declared a dividend of $0.150 per share on both the Class A Common Stock and Class B Common Stock in the three months ended March 31, 2016, which was paid in April 2016 to stockholders of record on March 9, 2016.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. EQUITY-BASED COMPENSATION

The following table summarizes the Company’s equity-based compensation transactions:

	For the nine months ended March 31,
	2016	2015
	(in millions)
Equity-based compensation	$158	$89

Intrinsic value of all settled equity-based awards	$192	$303

Tax benefit on vested equity-based awards	$69	$110

As of March 31, 2016, the Company’s total estimated compensation cost related to equity-based awards, not yet recognized, was approximately $140 million, and is expected to be recognized over a weighted average period between one and two years. Compensation expense on all equity-based awards is generally recognized on a straight-line basis over the vesting period of the entire award. However, certain performance based awards are recognized on an accelerated basis.

Performance Stock Units

The Company’s stock based awards are granted in Class A Common Stock. During the nine months ended March 31, 2016, approximately 6.2 million performance stock units (“PSUs”) were granted and approximately 5.9 million PSUs vested.

During the nine months ended March 31, 2015, approximately 4.1 million PSUs were granted and approximately 7.1 million PSUs vested. Approximately 1.7 million units of the awards that vested were settled in cash.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The total firm commitments and future debt payments as of March 31, 2016 and June 30, 2015 were approximately $85 billion and $75 billion, respectively. The increase from June 30, 2015 was primarily due to an expanded arrangement with one of the collegiate conferences for broadcast rights through 2032, a new rights agreement with a Major League Baseball team for broadcast rights through 2032 and other sports rights agreements.

Contingent Guarantees

The Company’s contingent guarantees as of March 31, 2016 and June 30, 2015 were approximately $690 million and $1.3 billion, respectively. The decrease from June 30, 2015 was primarily due to the release of the Company’s obligations under a bank guarantee benefiting the Board of Control for Cricket in India (“BCCI”) in July 2015 (See Note 12 – Additional Financial Information under the heading “Restructuring Programs”) and the expiration of a bank guarantee covering the Company’s programming rights obligations as part of the agreement with the International Cricket Council.

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

Other

Equity purchase arrangements that are exercisable by the counter-party to the agreement, and that are outside the sole control of the Company, are accounted for in accordance with ASC 480-10-S99-3A and are classified as Redeemable noncontrolling interests in the Consolidated Balance Sheets. Other than the arrangements classified as Redeemable noncontrolling interests, the Company is also a party to several other purchase and sale arrangements which become exercisable at various points in time. However, these arrangements are currently either not exercisable in the next twelve months or are not material.

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

Segment OIBDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment OIBDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment charges, Equity (losses) earnings of affiliates, Interest expense, net, Interest income, Other, net, Income tax expense and Net income attributable to noncontrolling interests. Management believes that Segment OIBDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources within the Company’s businesses.

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

	For the three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015
	(in millions)
Revenues:
Cable Network Programming	$3,941	$3,590	$11,108	$10,205
Television	1,299	1,237	4,064	3,908
Filmed Entertainment	2,321	2,389	6,467	7,618
Direct Broadcast Satellite Television	-	-	-	2,112
Other, Corporate and Eliminations	(333)	(376)	(959)	(1,061)

Total revenues	$7,228	$6,840	$20,680	$22,782
Segment OIBDA:
Cable Network Programming	$1,375	$1,233	$3,931	$3,430
Television	125	141	600	605
Filmed Entertainment	470	382	921	1,176
Direct Broadcast Satellite Television	-	-	-	234
Other, Corporate and Eliminations	(89)	(79)	(306)	(267)

Total Segment OIBDA	$1,881	$1,677	$5,146	$5,178

Amortization of cable distribution investments	(18)	(17)	(53)	(61)
Depreciation and amortization	(133)	(124)	(391)	(601)
Equity (losses) earnings of affiliates	(9)	330	38	959
Interest expense, net	(295)	(292)	(888)	(907)
Interest income	12	8	28	31
Other, net	(47)	(67)	(272)	5,008

Income from continuing operations before income tax expense	1,391	1,515	3,608	9,607
Income tax expense	(463)	(458)	(1,190)	(1,150)

Income from continuing operations	928	1,057	2,418	8,457
Loss from discontinued operations, net of tax	(3)	(15)	(8)	(38)

Net income	925	1,042	2,410	8,419
Less: Net income attributable to noncontrolling interests	(84)	(67)	(222)	(200)

Net income attributable to Twenty-First Century Fox stockholders	$841	$975	$2,188	$8,219

Intersegment revenues, generated by the Filmed Entertainment segment, of $315 million and $442 million for the three months ended March 31, 2016 and 2015, respectively, and of $878 million and $1,002 million for the nine months ended March 31, 2016 and 2015, respectively, have been eliminated within the Other, Corporate and Eliminations segment.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015
	(in millions)
Depreciation and amortization:
Cable Network Programming	$79	$70	$229	$219
Television	29	29	88	84
Filmed Entertainment	20	21	60	84
Direct Broadcast Satellite Television	-	-	-	202
Other, Corporate and Eliminations	5	4	14	12

Total depreciation and amortization	$133	$124	$391	$601

Depreciation and amortization includes the amortization of definite lived intangible assets of $64 million and $60 million for the three months ended March 31, 2016 and 2015, respectively, and $182 million and $243 million for the nine months ended March 31, 2016 and 2015, respectively.

	As of March 31, 2016	As of June 30, 2015
	(in millions)
Total assets:
Cable Network Programming	$25,151	$23,235
Television	7,098	6,646
Filmed Entertainment	9,817	9,105
Other, Corporate and Eliminations	3,027	6,536
Investments	4,155	4,529

Total assets	$49,248	$50,051

	As of March 31, 2016	As of June 30, 2015
	(in millions)
Goodwill and intangible assets, net:
Cable Network Programming	$13,382	$12,746
Television	4,291	4,297
Filmed Entertainment	1,766	1,790

Total goodwill and intangible assets, net	$19,439	$18,833

Revenues by Component

	For the three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015
	(in millions)
Revenues:
Affiliate fees	$2,939	$2,740	$8,321	$7,652
Subscription	-	-	-	1,964
Advertising	1,907	1,840	5,950	5,944
Content	2,288	2,189	6,046	6,938
Other	94	71	363	284

Total revenues	$7,228	$6,840	$20,680	$22,782

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. ADDITIONAL FINANCIAL INFORMATION

Supplemental Cash Flows Information

	For the nine months ended March 31,
	2016	2015
	(in millions)
Supplemental cash flows information:
Cash paid for income taxes	$(586)	$(498)

Cash paid for interest	$(873)	$(908)

Purchase of other investments	$(229)	$(53)

Supplemental information on acquisitions and additional investments:
Fair value of assets acquired	$1,199	$219
Cash acquired	8	-
Liabilities assumed	(110)	(2)
Cash paid	(916)	(142)

Fair value of equity instruments issued to third parties(a)	181	75
Issuance of subsidiary common units	(181)	(75)

Fair value of equity instruments consideration	$-	$-

(a)	Includes Redeemable noncontrolling interests.

Other, net

The following table sets forth the components of Other, net included in the Unaudited Consolidated Statements of Operations:

	For the three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015
	(in millions)
Gain on disposition of DBS businesses(a)	$-	$(11)	$-	$4,984
Gain on disposition of Shine Group(a)	-	7	-	70
Investment impairment losses(b)	-	-	(99)	(3)
Acquisition related costs(c)	-	-	(66)	-
Restructuring	(6)	(2)	(14)	(40)
Other(d)	(41)	(61)	(93)	(3)

Total other, net	$(47)	$(67)	$(272)	$5,008

(a)	See Note 3 – Acquisitions, Disposals and Other Transactions in the 2015 Form 10-K under the headings “Sky Italia and Sky Deutschland” and “Shine Group” for further discussion of these dispositions.
(b)	See Note 5 – Investments under the heading “Other” for further discussion.
(c)	The acquisition related costs for the nine months ended March 31, 2016 are primarily due to the revision of a contingency estimate related to a past acquisition.
(d)

Other, in fiscal 2015, includes devaluation losses primarily related to the Company’s business activities in Venezuela which operate in a highly inflationary economy. In February 2015, the Venezuelan government introduced a new foreign currency exchange system called the Marginal Currency System (“SIMADI”). Accordingly, the Company has remeasured all its Venezuelan Bolivar denominated net monetary assets at the devalued SIMADI exchange rate. The Company had previously used the Supplementary Foreign Currency Administration System (“SICAD 2”) rate.

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Restructuring Programs

In fiscal 2015, the Company recorded restructuring charges reflecting contract termination costs at STAR India (“STAR”) related to a program rights contract with the BCCI for the Champions League Twenty20 (“CLT20”) cricket tournament through 2018. The Company paid approximately $420 million to the BCCI in July 2015 for the contract termination, including service taxes. As a result of the contract termination in June 2015, STAR no longer has the rights to broadcast future CLT20 cricket matches and has no additional payment obligations.

Voluntary Resignation Program

During the third quarter of fiscal 2016, as part of ongoing efforts to transform certain functions and reduce costs, the Company extended a voluntary resignation program to certain employees. Costs related to the voluntary resignation program are accrued when the Company and the employee agree on the specific terms of the voluntary resignation. The Company expects to record a significant portion of the costs in the fourth quarter of fiscal 2016 which will be included in restructuring charges, included in Other, net, in the consolidated statement of operations.

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

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended March 31, 2016

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$-	$7,227	$-	$7,228
Expenses	(88)	-	(5,410)	-	(5,498)
Equity losses of affiliates	(1)	-	(8)	-	(9)
Interest expense, net	(408)	(179)	(17)	309	(295)
Interest income	5	1	315	(309)	12
Earnings from subsidiary entities	1,570	1,022	-	(2,592)	-
Other, net	(6)	-	(41)	-	(47)

Income from continuing operations before income tax expense	1,073	844	2,066	(2,592)	1,391
Income tax expense	(358)	-	(689)	584	(463)

Income from continuing operations	715	844	1,377	(2,008)	928
Loss from discontinued operations, net of tax	-	(3)	-	-	(3)

Net income	715	841	1,377	(2,008)	925
Less: Net income attributable to noncontrolling interests	-	-	(84)	-	(84)

Net income attributable to Twenty-First Century Fox stockholders	$715	$841	$1,293	$(2,008)	$841

Comprehensive income attributable to Twenty-First Century Fox stockholders	$703	$915	$1,415	$(2,118)	$915

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

For the three months ended March 31, 2015

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$-	$6,839	$-	$6,840
Expenses	(72)	-	(5,232)	-	(5,304)
Equity (losses) earnings of affiliates	(1)	-	331	-	330
Interest expense, net	(394)	(173)	(20)	295	(292)
Interest income	-	3	300	(295)	8
Earnings from subsidiary entities	1,987	1,171	-	(3,158)	-
Other, net	(171)	(11)	115	-	(67)

Income from continuing operations before income tax expense	1,350	990	2,333	(3,158)	1,515
Income tax expense	(425)	-	(593)	560	(458)

Income from continuing operations	925	990	1,740	(2,598)	1,057
Loss from discontinued operations, net of tax	-	(15)	-	-	(15)

Net income	925	975	1,740	(2,598)	1,042
Less: Net income attributable to noncontrolling interests	-	-	(67)	-	(67)

Net income attributable to Twenty-First Century Fox stockholders	$925	$975	$1,673	$(2,598)	$975

Comprehensive income attributable to Twenty-First Century Fox stockholders	$459	$603	$1,210	$(1,669)	$603

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations
For the nine months ended March 31, 2016
(in millions)
	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$-	$20,679	$-	$20,680
Expenses	(283)	-	(15,695)	-	(15,978)
Equity (losses) earnings of affiliates	(2)	-	40	-	38
Interest expense, net	(1,212)	(532)	(56)	912	(888)
Interest income	6	3	931	(912)	28
Earnings from subsidiary entities	4,803	2,725	-	(7,528)	-
Other, net	(114)	-	(158)	-	(272)

Income from continuing operations before income tax expense	3,199	2,196	5,741	(7,528)	3,608
Income tax expense	(1,055)	-	(1,894)	1,759	(1,190)

Income from continuing operations	2,144	2,196	3,847	(5,769)	2,418
Loss from discontinued operations, net of tax	-	(8)	-	-	(8)

Net income	2,144	2,188	3,847	(5,769)	2,410
Less: Net income attributable to noncontrolling interests	-	-	(222)	-	(222)

Net income attributable to Twenty-First Century Fox stockholders	$2,144	$2,188	$3,625	$(5,769)	$2,188

Comprehensive income attributable to Twenty-First Century Fox stockholders	$1,657	$1,893	$3,301	$(4,958)	$1,893

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations
For the nine months ended March 31, 2015
(in millions)
	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Revenues	$1	$-	$22,781	$-	$22,782
Expenses	(241)	-	(18,025)	-	(18,266)
Equity (losses) earnings of affiliates	(2)	-	961	-	959
Interest expense, net	(1,188)	(463)	(78)	822	(907)
Interest income	8	4	841	(822)	31
Earnings from subsidiary entities	10,513	8,727	-	(19,240)	-
Other, net	(18)	(11)	5,037	-	5,008

Income from continuing operations before income tax expense	9,073	8,257	11,517	(19,240)	9,607
Income tax expense	(1,085)	-	(1,378)	1,313	(1,150)

Income from continuing operations	7,988	8,257	10,139	(17,927)	8,457
Loss from discontinued operations, net of tax	-	(38)	-	-	(38)

Net income	7,988	8,219	10,139	(17,927)	8,419
Less: Net income attributable to noncontrolling interests	-	-	(200)	-	(200)

Net income attributable to Twenty-First Century Fox stockholders	$7,988	$8,219	$9,939	$(17,927)	$8,219

Comprehensive income attributable to Twenty-First Century Fox stockholders	$5,925	$6,406	$7,858	$(13,783)	$6,406

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

As of March 31, 2016

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
ASSETS
Current assets:
Cash and cash equivalents	$764	$2,594	$1,635	$-	$4,993
Receivables, net	16	-	6,741	(1)	6,756
Inventories, net	-	-	3,522	-	3,522
Other	15	-	334	-	349

Total current assets	795	2,594	12,232	(1)	15,620

Non-current assets:
Receivables, net	15	-	446	-	461
Inventories, net	-	-	7,108	-	7,108
Property, plant and equipment, net	215	-	1,445	-	1,660
Intangible assets, net	-	-	6,707	-	6,707
Goodwill	-	-	12,732	-	12,732
Other non-current assets	388	-	417	-	805
Investments:
Investments in associated companies and other investments	136	37	3,982	-	4,155
Intragroup investments	97,639	55,559	-	(153,198)	-

Total investments	97,775	55,596	3,982	(153,198)	4,155

TOTAL ASSETS	$99,188	$58,190	$45,069	$(153,199)	$49,248

LIABILITIES AND EQUITY
Current liabilities:
Borrowings	$400	$-	$75	$-	$475
Other current liabilities	468	406	6,928	(1)	7,801

Total current liabilities	868	406	7,003	(1)	8,276

Non-current liabilities:
Borrowings	17,878	-	1,392	-	19,270
Other non-current liabilities	537	-	5,104	-	5,641
Intercompany	37,281	43,313	(80,594)	-	-
Redeemable noncontrolling interests	-	-	511	-	511
Total equity	42,624	14,471	111,653	(153,198)	15,550

TOTAL LIABILITIES AND EQUITY	$99,188	$58,190	$45,069	$(153,199)	$49,248

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

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the nine months ended March 31, 2016

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities from continuing operations	$(585)	$1,569	$1,028	$-	$2,012

Investing activities:
Property, plant and equipment	(5)	-	(151)	-	(156)
Investments	(185)	(586)	(453)	-	(1,224)

Net cash used in investing activities from continuing operations	(190)	(586)	(604)	-	(1,380)

Financing activities:
Borrowings	987	-	208	-	1,195
Repayment of borrowings	(200)	-	(302)	-	(502)
Excess tax benefit from equity-based compensation	-	11	-	-	11
Repurchase of shares	-	(3,958)	-	-	(3,958)
Dividends paid and distributions	-	(299)	(166)	-	(465)
Purchase of subsidiary shares from noncontrolling interests	-	(56)	(231)	-	(287)

Net cash provided by (used in) financing activities from continuing operations	787	(4,302)	(491)	-	(4,006)

Discontinued operations:
Net decrease in cash and cash equivalents from discontinued operations	(15)	-	-	-	(15)

Net decrease in cash and cash equivalents	(3)	(3,319)	(67)	-	(3,389)
Cash and cash equivalents, beginning of year	767	5,913	1,748	-	8,428
Exchange movement on cash balances	-	-	(46)	-	(46)

Cash and cash equivalents, end of period	$764	$2,594	$1,635	$-	$4,993

See notes to supplemental guarantor information

TWENTY-FIRST CENTURY FOX, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Cash Flows

For the nine months ended March 31, 2015

(in millions)

	21st Century Fox America, Inc.	Twenty-First Century Fox	Non-Guarantor	Reclassifications and Eliminations	Twenty-First Century Fox and Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities from continuing operations	$(276)	$1,675	$1,224	$-	$2,623

Investing activities:
Property, plant and equipment	(84)	-	(236)	-	(320)
Investments	(127)	(3)	(1,173)	-	(1,303)
Proceeds from dispositions, net	79	8,582	(51)	-	8,610

Net cash (used in) provided by investing activities from continuing operations	(132)	8,579	(1,460)	-	6,987

Financing activities:
Borrowings	1,191	-	1,343	-	2,534
Repayment of borrowings	(750)	-	(1,424)	-	(2,174)
Excess tax benefit from equity-based compensation	-	49	-	-	49
Repurchase of shares	-	(4,784)	-	-	(4,784)
Dividends paid and distributions	-	(273)	(221)	-	(494)
Purchase of subsidiary shares from noncontrolling interests	-	(650)	-	-	(650)

Net cash provided by (used in) financing activities from continuing operations	441	(5,658)	(302)	-	(5,519)

Discontinued operations:
Net decrease in cash and cash equivalents from discontinued operations	(38)	-	-	-	(38)

Net (decrease) increase in cash and cash equivalents	(5)	4,596	(538)	-	4,053
Cash and cash equivalents, beginning of year	473	3,120	1,822	-	5,415
Exchange movement on cash balances	-	-	(192)	-	(192)

Cash and cash equivalents, end of period	$468	$7,716	$1,092	$-	$9,276

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

•

Results of Operations - This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2016 and 2015. This analysis is presented on both a consolidated and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2016 and 2015, as well as a discussion of the Company’s outstanding debt and commitments, both firm and contingent, that existed as of March 31, 2016. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

The profitability of U.S. national sports contracts and international sports rights agreements is based on the Company’s best estimates at March 31, 2016 of attributable revenues and costs; such estimates may change in the future and such changes may be significant. Should revenues decline from estimates applied at March 31, 2016, additional amortization of rights may be recorded. Should revenues improve as compared to estimated revenues, the Company may have improved results related to the contract, which may be recognized over the remaining contract term.

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

RESULTS OF OPERATIONS

Results of Operations—For the three and nine months ended March 31, 2016 versus the three and nine months ended March 31, 2015

The following tables set forth the Company’s operating results for the three and nine months ended March 31, 2016, as compared to the three and nine months ended March 31, 2015, including presentation of Revenues by component excluding the DBS segment and related intersegment eliminations.

	For the three months ended March 31,			For the nine months ended March 31,
	2016	2015	% Change	2016	2015	% Change
	(in millions, except %)
Revenues:
Affiliate fees	$2,939	$2,740	7%	$8,321	$7,652	9%
Subscription	-	-	-	-	1,964	(100)%
Advertising	1,907	1,840	4%	5,950	5,944	-
Content	2,288	2,189	5%	6,046	6,938	(13)%
Other	94	71	32%	363	284	28%

Total revenues	7,228	6,840	6%	20,680	22,782	(9)%
Operating expenses	(4,472)	(4,357)	3%	(12,902)	(14,775)	(13)%
Selling, general and administrative	(893)	(823)	9%	(2,685)	(2,890)	(7)%
Depreciation and amortization	(133)	(124)	7%	(391)	(601)	(35)%
Equity (losses) earnings of affiliates	(9)	330	**	38	959	(96)%
Interest expense, net	(295)	(292)	1%	(888)	(907)	(2)%
Interest income	12	8	50%	28	31	(10)%
Other, net	(47)	(67)	30%	(272)	5,008	**

Income from continuing operations before income tax expense	1,391	1,515	(8)%	3,608	9,607	(62)%
Income tax expense	(463)	(458)	1%	(1,190)	(1,150)	3%

Income from continuing operations	928	1,057	(12)%	2,418	8,457	(71)%
Loss from discontinued operations, net of tax	(3)	(15)	(80)%	(8)	(38)	(79)%

Net income	925	1,042	(11)%	2,410	8,419	(71)%
Less: Net income attributable to noncontrolling interests	(84)	(67)	25%	(222)	(200)	11%

Net income attributable to Twenty-First Century Fox stockholders	$841	$975	(14)%	$2,188	$8,219	(73)%

	For the three months ended March 31,			For the nine months ended March 31,
	2016	2015	% Change	2016	2015	% Change
	(in millions, except %)
Revenues (excluding Direct Broadcast Satellite Television):
Affiliate fees	$2,939	$2,740	7%	$8,321	$7,695	8%
Advertising	1,907	1,840	4%	5,950	5,838	2%
Content	2,288	2,189	5%	6,046	6,961	(13)%
Other	94	71	32%	363	253	43%

Adjusted total revenues	7,228	6,840	6%	20,680	20,747	-
Direct Broadcast Satellite Television, net of eliminations	-	-	-	-	2,035	(100)%

Total revenues	$7,228	$6,840	6%	$20,680	$22,782	(9)%

**	not meaningful

Overview – The Company’s revenues increased 6% for the three months ended March 31, 2016 and decreased 9% for the nine months ended March 31, 2016, as compared to the corresponding periods of fiscal 2015. The change in revenues for the nine months ended March 31, 2016 was primarily due to the effect of the sale of the DBS businesses in November 2014. Excluding the activity of the DBS businesses, the Company’s revenues remained relatively flat for the nine months ended March 31, 2016, as compared to the corresponding period of fiscal 2015. For the three months ended March 31, 2016, the revenues increased primarily due to higher affiliate fee and advertising revenues and the effect of the acquisition of the publishing, travel and certain other businesses (the “NGS Media Business”) in November 2015 from the National Geographic Society (See Note 2 – Acquisitions, Disposals and Other Transactions to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “National Geographic Partners”). The increase in affiliate fee revenue was primarily due to higher average rates per subscriber across most channels, and the increase in advertising revenue was led by higher pricing and ratings at Fox News Channel (“Fox News”) and increases at the international cable channels. The strengthening of the U.S. dollar against local currencies resulted in a revenue decrease of approximately $205 million and $610 million for the three and nine months ended March 31, 2016, respectively, as compared to the corresponding periods of fiscal 2015.

Operating expenses increased 3% for the three months ended March 31, 2016, as compared to the corresponding period of fiscal 2015, primarily due to higher operating expenses at the Cable Network Programming segment of approximately $160 million. For the nine months ended March 31, 2016, the Company’s operating expenses decreased 13%, as compared to the corresponding period of fiscal 2015, primarily due to the sale of the DBS businesses and lower operating expenses at the Filmed Entertainment segment of approximately $775 million partially offset by an increase at the Cable Network Programming segment of approximately $300 million. The increases in operating expenses at the Cable Network Programming segment for the three and nine months ended March 31, 2016 were primarily due to higher programming costs and the effect of the acquisition of the NGS Media Business. The decreases in operating expenses at the Filmed Entertainment segment for the nine months ended March 31, 2016 were primarily due to lower marketing and distribution costs related to motion picture productions and the effect of the disposition of Shine Group in December 2014.

Selling, general and administrative expenses increased 9% for the three months ended March 31, 2016, as compared to the corresponding period of fiscal 2015, primarily due to the effect of the acquisition of the NGS Media Business. For the nine months ended March 31, 2016, the Company’s selling, general and administrative expenses decreased 7%, as compared to the corresponding period of fiscal 2015, primarily due to the sale of the DBS businesses and Shine Group.

Depreciation and amortization, including the amortization of acquired identifiable intangible assets, remained relatively constant for the three months ended March 31, 2016, as compared to the corresponding period of fiscal 2015. For the nine months ended March 31, 2016, the Company’s depreciation and amortization decreased 35%, as compared to the corresponding period of fiscal 2015, primarily due to lower depreciation and amortization as a result of the sale of the DBS businesses and Shine Group.

Equity (losses) earnings of affiliates – Equity (losses) earnings of affiliates decreased $339 million and $921 million for the three and nine months ended March 31, 2016, respectively, as compared to the corresponding periods of fiscal 2015. The decrease was primarily due to lower results at Sky. Included in Sky’s results for the three months ended March 31, 2015 were the Company’s proportionate share of approximately $350 million of Sky’s gains related to the sale of its investment in Sky Betting & Gaming (“Sky Bet”) and for the nine months ended March 31, 2015 were the Company’s proportionate share of approximately $830 million of Sky’s gains related to the sale of its investments in NGC Network International, LLC and NGC Network Latin America, LLC (collectively “NGC International”), Sky Bet and ITV plc. Also contributing to this decrease were lower results at Hulu LLC. Partially offsetting the decrease in equity (losses) earnings of affiliates, for the three months ended March 31, 2016, were lower losses from Endemol Shine Group, an affiliate from December 2014.

	For the three months ended March 31,			For the nine months ended March 31,
	2016	2015	% Change	2016	2015	% Change
	(in millions, except %)
Sky	$95	$453	(79)%	$305	$1,145	(73)%
Other equity affiliates	(104)	(123)	15%	(267)	(186)	(44)%

Equity (losses) earnings of affiliates	$(9)	$330	**	$38	$959	(96)%

**	not meaningful

Interest expense, net – Interest expense, net remained relatively constant for the three months ended March 31, 2016, as compared to the corresponding period of fiscal 2015. For the nine months ended March 31, 2016, the Company’s interest expense, net decreased $19 million, as compared to the corresponding period of fiscal 2015, primarily due to the effect of the amendment to the

Yankees Entertainment and Sports Network (the “YES Network”) credit agreement in fiscal 2015 (as described in Note 11 – Borrowings in the 2015 Form 10-K under the heading “Bank loans”).

Other, net –

	For the three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015
	(in millions)
Gain on disposition of DBS businesses	$-	$(11)	$-	$4,984
Gain on disposition of Shine Group	-	7	-	70
Investment impairment losses	-	-	(99)	(3)
Acquisition related costs	-	-	(66)	-
Restructuring	(6)	(2)	(14)	(40)
Other	(41)	(61)	(93)	(3)

Total other, net	$(47)	$(67)	$(272)	$5,008

For additional details on Other, net, see Note 12 – Additional Financial Information to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Other, net”.

Income tax expense – The Company’s effective income tax rate for the three and nine months ended March 31, 2016 was 33%, as compared to the statutory rate of 35%. For the three and nine months ended March 31, 2016, the rate was lower than the statutory rate primarily due to income tax benefits due to tax credits related to the Company’s foreign operations and other permanent items partially offset by additional valuation allowances related to capital losses.

The Company’s effective income tax rate for the three and nine months ended March 31, 2015 was 30% and 12%, respectively, as compared to the statutory rate of 35%. For the three months ended March 31, 2015, the rate was lower than the statutory rate primarily due to rate reductions related to the Company’s foreign operations including a 4% reduction due to tax credits and deductions arising from a corporate restructuring. For the nine months ended March 31, 2015, the rate was lower than the statutory rate primarily due to the income tax benefits associated with the reversal of previously recorded valuation allowances related to capital loss carryforwards and foreign tax credit carryforwards, which were utilized to offset the income tax liability from the disposition of the DBS businesses. The reversal of the valuation allowance yielded an aggregate income tax benefit of 18% for the nine months. The Company also recognized a benefit of approximately 2% in the nine months ended March 31, 2015 associated with the recognition of various tax benefits. These benefits primarily related to the reversal of valuation allowances related to its foreign tax credit carryforwards as the Company separately determined, that it was more likely than not that the Company would utilize these credits before they expire.

Net income – Net income decreased for the three and nine months ended March 31, 2016, as compared to the corresponding periods of fiscal 2015, primarily due to a decrease in equity (losses) earnings of affiliates. Also contributing to the decrease in net income, for the nine months ended March 31, 2016, was the comparative effect of the gain on sale of the DBS businesses. Partially offsetting the decrease in net income, for the three months ended March 31, 2016, were higher operating results.

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

Segment OIBDA is defined as Revenues less Operating expenses and Selling, general and administrative expenses. Segment OIBDA does not include: Amortization of cable distribution investments, Depreciation and amortization, Impairment charges, Equity (losses) earnings of affiliates, Interest expense, net, Interest income, Other, net, Income tax expense and Net income attributable to noncontrolling interests. Management believes that Segment OIBDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources within the Company’s businesses.

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

The following tables reconcile Total Segment OIBDA to Income from continuing operations before income tax expense for the three and nine months ended March 31, 2016, as compared to the three and nine months ended March 31, 2015.

	For the three months ended March 31,
	2016	2015	% Change
	(in millions, except %)
Revenues	$7,228	$6,840	6%
Operating expenses	(4,472)	(4,357)	3%
Selling, general and administrative	(893)	(823)	9%
Amortization of cable distribution investments	18	17	6%

Total Segment OIBDA	1,881	1,677	12%
Amortization of cable distribution investments	(18)	(17)	6%
Depreciation and amortization	(133)	(124)	7%
Equity (losses) earnings of affiliates	(9)	330	**
Interest expense, net	(295)	(292)	1%
Interest income	12	8	50%
Other, net	(47)	(67)	30%

Income from continuing operations before income tax expense	$1,391	$1,515	(8)%

	For the nine months ended March 31,
	2016	2015	% Change
	(in millions, except %)
Revenues	$20,680	$22,782	(9)%
Operating expenses	(12,902)	(14,775)	(13)%
Selling, general and administrative	(2,685)	(2,890)	(7)%
Amortization of cable distribution investments	53	61	(13)%
		e
Total Segment OIBDA	5,146	5,178	(1)%
Amortization of cable distribution investments	(53)	(61)	(13)%
Depreciation and amortization	(391)	(601)	(35)%
Equity earnings of affiliates	38	959	(96)%
Interest expense, net	(888)	(907)	(2)%
Interest income	28	31	(10)%
Other, net	(272)	5,008	**

Income from continuing operations before income tax expense	$3,608	$9,607	(62)%

**	not meaningful

The following tables set forth the Company’s Revenues and Segment OIBDA for the three and nine months ended March 31, 2016, as compared to the three and nine months ended March 31, 2015, including presentation of Revenues excluding the DBS segment and related intersegment eliminations for the nine months ended March 31, 2015.

	For the three months ended March 31,
	2016	2015	% Change
	(in millions, except %)
Revenues:
Cable Network Programming	$3,941	$3,590	10%
Television	1,299	1,237	5%
Filmed Entertainment	2,321	2,389	(3)%
Other, Corporate and Eliminations	(333)	(376)	11%

Total revenues	$7,228	$6,840	6%

	For the nine months ended March 31,
	2016	2015	% Change
	(in millions, except %)
Revenues:
Cable Network Programming	$11,108	$10,205	9%
Television	4,064	3,908	4%
Filmed Entertainment	6,467	7,618	(15)%
Direct Broadcast Satellite Television	-	2,112	(100)%
Other, Corporate and Eliminations	(959)	(1,061)	10%

Total revenues	$20,680	$22,782	(9)%
Less: Direct Broadcast Satellite Television, net of eliminations	-	(2,035)	(100)%

Adjusted total revenues	$20,680	$20,747	-

	For the three months ended March 31,
	2016	2015	% Change
	(in millions, except %)
Segment OIBDA:
Cable Network Programming	$1,375	$1,233	12%
Television	125	141	(11)%
Filmed Entertainment	470	382	23%
Other, Corporate and Eliminations	(89)	(79)	(13)%

Total Segment OIBDA	$1,881	$1,677	12%

	For the nine months ended March 31,
	2016	2015	% Change
	(in millions, except %)
Segment OIBDA:
Cable Network Programming	$3,931	$3,430	15%
Television	600	605	(1)%
Filmed Entertainment	921	1,176	(22)%
Direct Broadcast Satellite Television	-	234	(100)%
Other, Corporate and Eliminations	(306)	(267)	(15)%
		-
Total Segment OIBDA	$5,146	$5,178	(1)%

Cable Network Programming (54% and 45% of the Company’s consolidated revenues in the first nine months of fiscal 2016 and 2015, respectively)

For the three and nine months ended March 31, 2016, revenues at the Cable Network Programming segment increased $351 million, or 10%, and $903 million, or 9%, respectively, as compared to the corresponding periods of fiscal 2015, primarily due to higher affiliate fee, advertising and content and other revenues as shown below:

	For the three months ended March 31, 2016 % Increase	For the nine months ended March 31, 2016 % Increase
Affiliate fees	6%	7%
Advertising	12%	7%
Content and other	34%	35%

These revenue increases are net of a decrease of approximately $140 million and $380 million for the three and nine months ended March 31, 2016, respectively, as compared to the corresponding periods of fiscal 2015, due to the strengthening of the U.S. dollar against local currencies, primarily in Latin America, Europe and India.

Domestic affiliate fee revenue increased 7% and 9% for the three and nine months ended March 31, 2016, respectively, as compared to the corresponding periods of fiscal 2015, primarily due to higher average rates per subscriber across most channels led by FX Networks, Fox Sports 1 (“FS1”), the Regional Sports Networks (“RSNs”) and Fox News. Domestic advertising revenue increased 17% and 8% for the three and nine months ended March 31, 2016, respectively, as compared to the corresponding periods of fiscal 2015, primarily due to higher pricing and ratings at Fox News and Fox Business Network. Also contributing to the increase in domestic advertising revenue were additional broadcasts of the National Basketball Association games at the RSNs and the effect of the acquisition of the NGS Media Business in November 2015. Partially offsetting these increases, for the nine months ended March 31, 2016, was a decrease in domestic advertising revenue at FX Networks primarily due to lower ratings.

For the three and nine months ended March 31, 2016, international affiliate fee revenue increased 6% and 1%, respectively, as compared to the corresponding periods of fiscal 2015. The increase in international affiliate fee revenue was the result of local currency growth at Fox Networks Group International (“FNG International”) channels, formally known as Fox International Channels, led by additional subscribers and higher rates in Latin America, and increases at STAR India (“STAR”), partially offset by the adverse impact of the strengthening of the U.S. dollar against local currencies. For the three and nine months ended March 31, 2016, international advertising revenue increased 6% and 7%, respectively, as compared to the corresponding periods of fiscal 2015. The increase in international advertising revenue was the result of increases at FNG International’s general entertainment channels in Europe and Latin America and higher volume and pricing at STAR’s general entertainment channels, partially offset by the adverse impact of the strengthening of the U.S. dollar against local currencies.

The increase in content and other revenues for the three and nine months ended March 31, 2016, as compared to the corresponding periods of fiscal 2015, was due to the effect of the acquisition of the NGS Media Business and increased revenues at FNG International related to the syndication of sports rights.

For the three and nine months ended March 31, 2016, revenues related to the NGS Media Business were approximately $90 million and $160 million, respectively.

For the three and nine months ended March 31, 2016, Segment OIBDA at the Cable Network Programming segment increased $142 million, or 12%, and $501 million, or 15%, respectively, as compared to the corresponding periods of fiscal 2015, primarily due to the revenue increases noted above partially offset by increased expenses of $209 million, or 9%, and $402 million, or 6%, respectively. Operating expenses increased by approximately $160 million and $300 million, for the three and nine months ended March 31, 2016, respectively, as compared to the corresponding periods of fiscal 2015, primarily due to contractual rate increases for sports programming rights at FS1 and the RSNs, the acquisition of new sports programming rights at FNG International, the acquisition of the NGS Media Business in November 2015 and higher programming costs at Fox News and FX Networks. Partially offsetting these increases, for the three and nine months ended March 31, 2016, was a decrease in sports programming costs at STAR as a result of the comparative effect of STAR’s broadcast of the ICC Cricket World Cup matches in fiscal 2015. Selling, general and administrative expenses increased by approximately $50 million and $95 million for the three and nine months ended March 31, 2016, respectively, as compared to the corresponding periods of fiscal 2015, primarily due to the effect of the acquisitions of the NGS Media Business in November 2015 and trueX media inc. in February 2015. The strengthening of the U.S. dollar against local currencies resulted in a Segment OIBDA decrease of approximately $60 million and $180 million for the three and nine months ended March 31, 2016, respectively, as compared to the corresponding periods of fiscal 2015.

Television (20% and 17% of the Company’s consolidated revenues in the first nine months of fiscal 2016 and 2015, respectively)

For the three and nine months ended March 31, 2016, revenues at the Television segment increased $62 million, or 5%, and $156 million, or 4%, respectively, as compared to the corresponding periods of fiscal 2015, primarily due to higher affiliate fee and advertising revenues. Affiliate fee revenue increased 16% and 20% as a result of higher retransmission consent rates for the three and nine months ended March 31, 2016, respectively, as compared to the corresponding periods of fiscal 2015. Advertising revenue increased 1% for the three months ended March 31, 2016, as compared to the corresponding period of fiscal 2015, primarily due to political advertising related to the 2016 presidential primaries. Advertising revenue increased 1% for the nine months ended March 31, 2016, as compared to the corresponding period of fiscal 2015, primarily due to higher pricing for the broadcasts of the National Football League (“NFL”) regular and post season and the Major League Baseball (“MLB”) World Series partially offset by the effect of fewer broadcasts of the NFL post season and the MLB World Series and the comparative effect of the political advertising revenues related to the 2014 mid-term elections.

For the three and nine months ended March 31, 2016, Segment OIBDA at the Television segment decreased $16 million, or 11%, and $5 million, or 1%, respectively, as compared to the corresponding periods of fiscal 2015, primarily due to higher expenses of $78 million, or 7%, and $161 million, or 5%, respectively, partially offset by the revenue increases noted above. Operating expenses increased by approximately $55 million and $125 million for the three and nine months ended March 31, 2016, respectively, as compared to the corresponding periods of fiscal 2015, primarily due to contractual rate increases for sports rights at FOX, including the NFL and National Association of Stock Car Auto Racing (“NASCAR”) rights, and higher advertising and promotion costs for new series. Partially offsetting these increases were lower entertainment programming costs as a result of the mix of television series in the current year as compared to the prior year.

Filmed Entertainment (31% and 33% of the Company’s consolidated revenues in the first nine months of fiscal 2016 and 2015, respectively)

For the three and nine months ended March 31, 2016, revenues at the Filmed Entertainment segment decreased $68 million, or 3%, and $1.2 billion, or 15%, respectively, as compared to the corresponding periods of fiscal 2015, primarily due to lower worldwide home entertainment revenue from motion picture productions and lower revenues, including network and syndication revenue, from television productions, primarily reflecting the final season of Glee and Sons of Anarchy and the sale of How I Met Your Mother in the prior year. Also contributing to the decrease in revenues, for the nine months ended March 31, 2016, was the effect of the disposition of Shine Group in December 2014 and lower worldwide theatrical revenue. Higher domestic theatrical revenue partially offset these decreases for the three months ended March 31, 2016. For the three and nine months ended March 31, 2016, revenues included the worldwide theatrical releases of Deadpool and Kung Fu Panda 3, as compared to the corresponding periods of fiscal 2015, which included the worldwide theatrical releases of Kingsman: The Secret Service, Taken 3 and Night at the Museum: Secret of the Tomb. The nine months ended March 31, 2016 included the worldwide theatrical and home entertainment release of The Martian, as compared to the corresponding period of fiscal 2015, which included the worldwide theatrical and home entertainment releases of Dawn of the Planet of the Apes and How to Train Your Dragon 2. The strengthening of the U.S. dollar against local currencies resulted in a revenue decrease of approximately $65 million and $230 million for the three and nine months ended March 31, 2016, respectively, as compared to the corresponding periods of fiscal 2015.

For the three months ended March 31, 2016, Segment OIBDA at the Filmed Entertainment segment increased $88 million, or 23%, as compared to the corresponding period of fiscal 2015, primarily due to lower expenses of $156 million, or 8%, partially offset by the revenue decreases noted above. For the nine months ended March 31, 2016, Segment OIBDA decreased $255 million, or 22%, primarily due to the revenue decreases noted above partially offset by lower expenses of $896 million, or 14%, as compared to the corresponding period of fiscal 2015. Operating expenses decreased by approximately $145 million and $775 million for the three and nine months ended March 31, 2016, respectively, as compared to the corresponding periods of fiscal 2015, primarily due to lower marketing and distribution costs, as a result of the mix of theatrical and home entertainment releases in the prior year as compared to the current year. Also contributing to the decrease, for the nine months ended March 31, 2016, were the disposition of Shine Group and lower production amortization and participation costs related to motion picture productions. Selling, general and administrative expenses decreased by approximately $15 million and $120 million, for the three and nine months ended March 31, 2016, respectively, as compared to the corresponding periods of fiscal 2015, primarily due to lower personnel costs. Also contributing to the decrease, for the nine months ended March 31, 2016, was the disposition of Shine Group. The strengthening of the U.S. dollar against local currencies resulted in a Segment OIBDA decrease of approximately $50 million and $150 million for the three and nine months ended March 31, 2016, respectively, as compared to the corresponding periods of fiscal 2015.

In December 2014, the Company contributed its interests in Shine Group into Endemol Shine Group, a joint venture. For the nine months ended March 31, 2015, revenue related to the Shine Group was approximately $350 million.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds. The Company also has an unused $1.4 billion revolving credit facility, which expires in May 2020, and has access to various film co-production alternatives to supplement its cash flows. In addition, the Company has access to the worldwide capital markets, subject to market conditions. As of March 31, 2016, the Company was in compliance with all of the covenants under the revolving credit facility, and it does not anticipate any violation of such covenants. The Company’s internally generated funds are highly dependent upon the state of the advertising markets and public acceptance of its film and television productions.

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

Sources and Uses of Cash

Net cash provided by operating activities for the nine months ended March 31, 2016 and 2015 was as follows (in millions):

For the nine months ended March 31,	2016	2015
Net cash provided by operating activities from continuing operations	$2,012	$2,623

The decrease in net cash provided by operating activities during the nine months ended March 31, 2016, as compared to the corresponding period of fiscal 2015, primarily reflects a payment at the Cable Network Programming segment to the Board of Control for Cricket in India for contract termination costs related to a program rights contract for the Champions League Twenty20 cricket tournament through 2018, higher billings than collections at the Filmed Entertainment segment and higher income taxes paid.

Net cash (used in) provided by investing activities for the nine months ended March 31, 2016 and 2015 was as follows (in millions):

For the nine months ended March 31,	2016	2015
Net cash (used in) provided by investing activities from continuing operations	$(1,380)	$6,987

The change in net cash (used in) provided by investing activities during the nine months ended March 31, 2016, as compared to the corresponding period of fiscal 2015, was primarily due to the comparative effect of the cash proceeds from the sale of the DBS businesses in November 2014.

Net cash used in financing activities for the nine months ended March 31, 2016 and 2015 was as follows (in millions):

For the nine months ended March 31,	2016	2015
Net cash used in financing activities from continuing operations	$(4,006)	$(5,519)

The decrease in net cash used in financing activities during the nine months ended March 31, 2016, as compared to the corresponding period of fiscal 2015, was primarily due to less cash used for share repurchases and higher cash from net borrowings. Also contributing to the decrease, for the nine months ended March 31, 2016, was the effect of cash used in connection with the Company’s acquisition of Sky’s noncontrolling interest in NGC International in November 2014 compared to the cash used in connection with the Company’s acquisition of the noncontrolling interest in a regional sports network in February 2016.

Stock Repurchase Program

See Note 8 – Stockholders’ Equity to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Stock Repurchase Program”.

Voluntary Resignation Program

See Note 12 – Additional Financial Information to the accompanying Unaudited Consolidated Financial Statements of Twenty-First Century Fox under the heading “Voluntary Resignation Program”.

Debt Instruments

The following table summarizes cash from borrowings and cash used in repayment of borrowings for the nine months ended March 31, 2016 and 2015.

	For the nine months ended March 31,
	2016	2015
	(in millions)
Borrowings:
Notes due September 2025 and due September 2045(a)	$987	$-
Notes due September 2024 and due September 2044	-	1,191
Bank loans(b)	208	1,343

Total borrowings	$1,195	$2,534

Repayment of borrowings:
Notes due October 2015(a)	$(200)	$-
Notes due December 2014	-	(750)
Bank loans(b)	(302)	(1,424)
	-
Total repayment of borrowings	$(502)	$(2,174)

(a)	See Note 7 – Borrowings to the accompanying Unaudited Consolidated Financial Statements under the headings “Senior Notes Issued” and “Senior Notes Retired” for further discussion.
(b)

The fiscal 2016 activity includes $208 million in borrowings and $269 million in repayments under the YES Network secured revolving credit facility. The fiscal 2015 activity includes the effect of the amendment to the YES Network credit agreement (as described in Note 11 – Borrowings in the 2015 Form 10-K under the heading “Bank loans”).

Ratings of the public debt

The table below summarizes the Company’s credit ratings as of March 31, 2016.

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

Foreign Currency Exchange Rates

The U.S. dollar is the functional currency of the Company’s U.S. operations and continues to be the principal currency in which the Company conducts its operations. For operations outside the U.S., the respective local currency is generally the functional currency. In most regions where the Company operates, the net earnings of wholly owned subsidiaries are reinvested locally and working capital requirements are met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, draw downs in the appropriate local currency are available from intercompany borrowings. The Company uses foreign currency forward contracts, primarily denominated in Euros and Australian dollars, to hedge certain exposures to foreign currency exchange rate risks associated with revenues, the cost of producing or acquiring films and television programming as well as its investment in certain equity method investments. Information on the derivative financial instruments with exposure to foreign currency exchange rate risk is presented below:

	As of March 31, 2016	As of June 30, 2015
	(in millions)
Notional Amount (Foreign currency purchases and sales)
Foreign currency purchases	$219	$213
Foreign currency sales	684	888

Aggregate notional amount	$903	$1,101

Notional Amount (Hedge type)
Cash flow hedges	$858	$903
Net investment hedges	-	198
Economic hedges	45	-

Aggregate notional amount	$903	$1,101

Fair Value
Total fair value of financial instruments with foreign currency exchange rate risk: liability	$(10)	$(26)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted foreign currency exchange rates: loss	$(47)	$(69)

Interest Rates

The Company’s current financing arrangements and facilities include approximately $18.3 billion of outstanding fixed-rate debt and approximately $1.4 billion of outstanding variable-rate bank debt. As of March 31, 2016, the notional amount of interest rate swap contracts outstanding was $706 million and the fair value of the interest rate swap contracts outstanding was $(16) million.

Fixed and variable-rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed-rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable-rate debt will impact interest expense, as well as the amount of cash required to service such debt. As of March 31, 2016, all of the Company's financial instruments with exposure to interest rate risk were denominated in U.S. dollars. Information on financial instruments with exposure to interest rate risk is presented below:

	As of March 31, 2016	As of June 30, 2015
	(in millions)
Fair Value
Total fair value of financial instruments with exposure to interest rate risk: liability(a)	$(23,156)	$(22,002)

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted interest rates: loss	$(851)	$(864)

(a)

The change in the fair values of the Company’s financial instruments with exposure to interest rate risk is primarily due to the higher average debt outstanding and the effect of changes in interest rates.

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. These investments principally represent the Company’s equity method affiliates. Information on the Company’s investments with exposure to stock price risk is presented below:

	As of March 31, 2016	As of June 30, 2015
	(in millions)
Fair Value
Total fair value of common stock investments	$9,897	$10,978

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted market prices: loss(a)	$(990)	$(1,098)

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

The Company’s receivables did not represent significant concentrations of credit risk as of March 31, 2016 or June 30, 2015 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of March 31, 2016, the Company did not anticipate nonperformance by any of the counterparties.

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Board has authorized a stock repurchase program, under which the Company is currently authorized to acquire Class A Common Stock. In August 2015, the Board approved an additional $5 billion authorization, excluding commissions, to the Company’s stock repurchase program for the repurchase of Class A Common Stock. The Company currently intends to complete this stock repurchase program by August 2016, however, the completion date and the timing and amount of repurchases are at the Company’s discretion. The program may be modified, extended, suspended or discontinued at any time.

The remaining authorized amount under the Company’s stock repurchase program as of March 31, 2016, excluding commissions, was approximately $1.6 billion.

Below is a summary of the Company’s repurchases of its Class A Common Stock during the three months ended March 31, 2016:

	Total number of shares repurchased	Average price per share	Total cost of repurchase
			(in millions)
January	13,260,812	$26.17	$347
February	6,253,496	26.07	163
March	8,388,294	27.90	234

Total	27,902,602		$744

The Company did not repurchase any of its Class B Common Stock during the three months ended March 31, 2016.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS
(a)	Exhibits.

12.1	Ratio of Earnings to Fixed Charges.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in eXtensible Business Reporting Language: (i) Unaudited Consolidated Statements of Operations for the three and nine months ended March 31, 2016 and 2015; (ii) Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2016 and 2015; (iii) Consolidated Balance Sheets as of March 31, 2016 (unaudited) and June 30, 2015 (audited); (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 2016 and 2015; and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWENTY-FIRST CENTURY FOX, INC.
(Registrant)

By:	/s/ John P. Nallen
John P. Nallen
Senior Executive Vice President and
Chief Financial Officer

Date: May 4, 2016